Form 10-K
period 2013-12-31
SYNOVUS FINANCIAL CORP
filed 2014-02-28
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-K

______________________________
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO ☒
As of June 30, 2013, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2,483,319,017 based on the closing sale price of $2.92 reported on the New York Stock Exchange on June 28, 2013.
As of February 13, 2014, there were 972,411,548 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2014 (“Proxy Statement”)	Part III

SYNOVUS FINANCIAL CORP.

INDEX OF DEFINED TERMS

2013 Notes – Synovus' outstanding 4.875% Senior Notes due February 15, 2013
2017 Notes - Synovus' outstanding 5.125% Senior Notes due February 15, 2017
2019 Senior Notes – Synovus' outstanding 7.875% Senior Notes due February 15, 2019
ALCO – Synovus' Asset Liability Management Committee
ALL – allowance for loan losses
ARRA – American Recovery and Reinvestment Act of 2009
ASC – Accounting Standards Codification
ASU – Accounting Standards Update
AUM – assets under management
Basel III – a global regulatory framework developed by the Basel Committee on Banking Supervision
BHC – bank holding company
BSA/AML – Bank Secrecy Act/Anti-Money Laundering
BOV – broker’s opinion of value
bp – basis point (bps - basis points)
CCC – central clearing counterparty
C&D – residential construction and development loans
C&I – commercial and industrial loans
CB&T – Columbus Bank and Trust Company, a division of Synovus Bank. Synovus Bank is a wholly-owned subsidiary of Synovus Financial Corp.
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

i

EL – expected loss
Exchange Act – Securities Exchange Act of 1934, as amended
FASB – Financial Accounting Standards Board
FDIC – Federal Deposit Insurance Corporation
Federal Reserve Bank – The 12 banks that are the operating arms of the U.S. central bank. They implement the policies of the Federal Reserve Board and also conduct economic research.
Federal Reserve Board – The 7-member Board of Governors that oversees the Federal Reserve System, establishes monetary policy (interest rates, credit, etc.), and monitors the economic health of the country. Its members are appointed by the President subject to Senate confirmation, and serve 14-year terms.
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
Synovus Bank – A Georgia state-chartered bank, formerly known as Columbus Bank and Trust Company, and wholly-owned subsidiary of Synovus, through which Synovus conducts its banking operations
Synovus' 2013 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2013
Synovus Mortgage – Synovus Mortgage Corp., a wholly-owned subsidiary of Synovus Bank
Synovus Trust Company, N. A. – a wholly-owned subsidiary of Synovus Bank
TAGP – Transaction Account Guarantee Program
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

All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the commercial banking industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	the risk that competition in the financial services industry may adversely affect our future earnings and growth;

(2)	the risk that we may not realize the expected benefits from our efficiency and growth initiatives, which will negatively affect our future profitability;

(3)	the risk that we may be required to make substantial expenditures to keep pace with the rapid technological changes in the financial services market;

(4)	the risk that our enterprise risk management framework may not identify or address risks adequately, which may result in unexpected losses;

(5)	the risk that our allowance for loan losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(6)	the risk that any future economic downturn could have a material adverse effect on our capital, financial condition, results of operations and future growth;

(7)
the risk that we could realize additional losses if our levels of non-performing assets increase and/or if we determine to sell certain non-performing assets and the proceeds we receive are lower than the carrying value of such assets;

(8)
changes in the interest rate environment and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

(9)
the risk that if we pursue acquisitions in the future as part of our growth strategy, we may not be able to complete such acquisitions or successfully integrate bank or nonbank acquisitions into our existing operations;

(10)
risks related to a failure in or breach of our operational or security systems of our infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber attacks, which could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or cause losses;

(11)
risks related to our reliance on third parties to provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and risks related to disruptions in service or financial difficulties of a third-party vendor;

(12)
the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations, board resolutions adopted at the request of our regulators, or other supervisory actions or directives and any necessary capital initiatives;

(13)
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

(14)
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

(16)	the impact on our borrowing costs, capital costs and our liquidity due to our status as a non-investment grade issuer;

(17)
restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(18)	the risk that we may be unable to pay dividends on our Common Stock or Series C Preferred Stock;

(19)	the risk that for our deferred tax assets, we may be required to increase the valuation allowance in future periods, or we may not be able to realize the deferred tax assets in the future.

(20)
the risk that we could have an “ownership change” under Section 382 of the IRC, which could impair our ability to timely and fully utilize our net operating losses and built-in losses that may exist when such “ownership change” occurs;

(21)
risks related to recent and proposed changes in the mortgage banking industry, including the risk that we may be required to repurchase mortgage loans sold to third parties and the impact of the “ability to pay” and “qualified mortgage” rules on our loan origination process and foreclosure proceedings;

(22)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;

(23)	risks related to the fluctuation in our stock price;

(24)	the effects of any damages to Synovus' reputation resulting from developments related to any of the items identified above; and

(25)
other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part I - Item 1A.- Risk Factors" of this Report.

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
ITEM 1. BUSINESS
Overview
General
Synovus Financial Corp. is a financial services company and a registered bank holding company headquartered in Columbus, Georgia. We provide integrated financial services including commercial and retail banking, financial management, insurance and mortgage services to our customers through 28 locally-branded banking divisions of our wholly-owned subsidiary bank, Synovus Bank, and other offices in Georgia, Alabama, South Carolina, Florida and Tennessee.
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
2013 Business Highlights
During 2013, Synovus achieved significant accomplishments as we continued to recover from a challenging economy, the most significant of which was the redemption of our TARP obligations. Our key achievements during 2013 include the following:

•
TARP redemption - We redeemed our obligations under TARP on July 26, 2013. Over two-thirds of the TARP redemption was funded by internally available funds, with the balance of the redemption funded by net proceeds of a $185 million Common Stock offering and $130 million Series C Preferred Stock offering.

•
Continued profitability - We reported net income for the years ended December 31, 2013 and December 31, 2012 of $118.6 million and $771.5 million, respectively. Results for the year ended December 31, 2012 include an income tax benefit of $798.7 million which was primarily due to the reversal of the deferred tax asset valuation allowance. Pre-tax earnings were $252.6 million for the year ended December 31, 2013 compared to pre-tax earnings of $31.5 million for the year ended December 31, 2012. Total credit costs declined significantly during 2013 and drove the pre-tax earnings improvement for the year.

•
Loan growth - Reported loans grew by $516.1 million or 2.6% from a year ago. Excluding the impact of transfers to loans held for sale, charge-offs, and foreclosures, net loan growth was $862.3 million during 2013, compared to net loan growth of $588.8 million in 2012. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for further information.

•
Continued broad-based improvement in credit quality - We continued to improve our credit quality metrics. Non-performing assets declined $163.4 million, or 23.2%, from December 31, 2012. Our NPA ratio was 2.67% as of December 31, 2013 compared to 3.57% a year ago. Additionally, credit costs declined by 72.7% to $118.0 million and the net charge-off ratio declined to 0.69% compared to 2.45% in 2012.

•
Continued focus on expense control - We continued to lower expenses. Total reported non-interest expenses for 2013 decreased $74.7 million, or 9.2% from 2012 non-interest expenses of $816.2 million. Adjusted non-interest expense declined $21.8 million, or 3.1% from 2012. This reduction follows a $25.1 million reduction in adjusted non-interest expense for 2012 and a $95.3 million reduction for 2011. See “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” in our 2013 Annual Report for further information.

In addition to these steps to improve operating and financial performance, Synovus continued its emphasis on improving the customer experience for retail and commercial customers. In January 2014, Synovus received 20 national Customer Service Excellence Awards from the 2013 Greenwich Associates Excellence in Middle Market and Small Business Banking program, including recognition in the categories of overall satisfaction, likelihood to recommend, relationship manager performance, personal banking branch satisfaction and customer service.
Management believes that these accomplishments provide momentum for long-term, sustained profitability and growth in 2014 and future periods.
Additional information relating to our business and our subsidiaries, including a detailed description of our operating results and financial condition for 2013, 2012 and 2011, our loan portfolio (by loan type and geography), our credit quality metrics and our deposits is contained below and under "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.
Banking Operations
Synovus conducts its banking operations through Synovus Bank. Synovus Bank is a Georgia state-chartered bank. Synovus Bank operates through 28 locally-branded bank divisions throughout Alabama, Florida, Georgia, South Carolina and Tennessee. Synovus Bank offers commercial banking services and retail banking services. Our commercial banking services include cash management, asset management, capital markets services, institutional trust services and commercial, financial and real estate loans. Our retail banking services include accepting customary types of demand and savings deposits accounts; mortgage, installment and other retail loans; investment and brokerage services; safe deposit services; automated banking services; automated fund transfers; Internet based banking services; and bank credit card services, including MasterCard and Visa services.

As of December 31, 2013, Synovus Bank operated under the following 29 locally-branded bank divisions in the following states:

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
Effective January 17, 2014, we sold all four of our Trust One division branches, reducing our number of bank divisions to 28 and our number of branches to 277.
The following chart reflects the distribution of our branch locations as of December 31, 2013, in each of the states in which we conduct banking operations:

Table 2 – Bank Branch Locations	Branches
Georgia	129
Alabama	43
South Carolina	42
Florida	49
Tennessee	18
Total	281

Major Non-bank Subsidiaries
In addition to our banking operations, we also provide various other financial services to our customers through the following direct and indirect wholly-owned non-bank subsidiaries:

•
Synovus Securities, Inc., headquartered in Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer, asset management and financial planning services, and the provision of individual investment advice on equity and other securities;

•	Synovus Trust Company, N.A., headquartered in Columbus, Georgia, which provides trust services; and

•	Synovus Mortgage Corp., headquartered in Birmingham, Alabama, which offers mortgage services.
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
Synovus conducts the majority of its lending activities within the framework of its relationship-based approach to banking, built on creating long-term relationships with its customers. The following tables summarize Synovus' loan portfolio by type and by state at December 31, 2013 and 2012.

Table 3 – Loans by Type	2013		2012
(dollars in thousands)	Total Loans*	%	Total Loans*	%
Investment properties	$4,566,679	22.8%	$4,416,481	22.6%
1-4 family properties	1,163,253	5.8	1,286,042	6.6
Land acquisition	707,820	3.5	795,341	4.0
Total commercial real estate	6,437,752	32.1	6,497,864	33.2
Commercial, financial, and agricultural	5,498,739	27.4	5,291,078	27.1
Owner-occupied	3,814,720	19.0	3,762,024	19.2
Small business	687,216	3.4	516,349	2.6
Total commercial and industrial	10,000,675	49.8	9,569,451	48.9
Home equity lines	1,587,541	7.9	1,542,397	7.9
Consumer mortgages	1,519,068	7.5	1,411,561	7.2
Credit cards	256,846	1.3	263,561	1.4
Other retail loans	284,778	1.4	277,229	1.4
Total retail	3,648,233	18.1	3,494,748	17.9
Deferred fees and costs, net	(28,862)	nm	(20,373)	nm
Total loans, net of deferred fees and costs	$20,057,798	100.0%	$19,541,690	100.0%

*Loan balance in each category is before net deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.
nm = not meaningful

Table 4 – Loans by State	2013		2012
(dollars in thousands)	Total Loans*	As a % of Total Loan Portfolio	Total Loans*	As a % of Total Loan Portfolio
Georgia	$9,937,125	49.5%	$10,027,153	51.3%
Atlanta	3,655,809	18.2	3,443,572	17.6
Florida	2,878,704	14.4	2,716,149	13.9
South Carolina	2,816,932	14.0	2,660,020	13.6
Tennessee	996,758	5.0	1,026,065	5.3
Alabama	3,428,279	17.1	3,112,303	15.9
Consolidated	$20,057,798	100.0%	$19,541,690	100.0%

*Loan balance in each category is before net deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.
The following discussion describes the underwriting procedures of Synovus’ lending function and presents the principal types of lending conducted by Synovus. The results of Synovus’ lending activities and the relative risk of Synovus’ loan portfolio are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
Underwriting Approach
Recognizing that its loan portfolio is the primary source of revenue, Synovus' management believes that proper and consistent loan underwriting throughout Synovus' banking divisions is critical to Synovus' long-term financial success. Synovus' underwriting approach is designed to effectively govern the degree of assumed risk and ensure that its credit relationships conform to Synovus' overall risk philosophy. Synovus' underwriting standards address collateral requirements; guarantor requirements (including policies on financial statements, tax returns, and limited guarantees); requirements regarding appraisals and their review; loan approval hierarchy; standard consumer and small business credit scoring underwriting criteria (including credit score thresholds, maximum maturity and amortization, loan-to-value limits, global debt service coverage, and debt to income limits); commercial real estate and C&I underwriting guidelines (including minimum debt service coverage ratio, maximum amortization, minimum equity requirements, maximum loan-to-value ratios); lending limits; and credit approval authorities. Additionally, Synovus utilizes an enhanced loan concentration policy to limit and manage its exposure to certain loan concentrations, including commercial real estate. The enhanced loan concentration policy provides a more detailed program for portfolio risk management and reporting including limits on commercial real estate loans as a percentage of risk-based capital (in the aggregate and by loan type), large borrower concentration limits and monitoring, as well as portfolio mix monitoring. Synovus' underwriting process is structured to require oversight that is proportional to the size and complexity of the lending relationship.
Synovus utilizes a tiered credit approval process requiring all loans to be approved by concurring bank officers. Larger loans are approved by more senior bank officers as well as an independent senior credit officer, with the largest loans requiring approval of Synovus Bank's Credit Committee, which is comprised of the Chief Credit Officer, the Chief Banking Officer, the Chief Commercial Banking Officer, and other key executives of Synovus Bank. The centralized underwriting policy and philosophy also provides a structured, conservative approach to lending. For instance, loan-to-value limits on certain credits are lower than regulatory requirements, large borrower concentration limits are explicit, and bank division lending limits are lower than before the credit crisis. Furthermore, Synovus has established across all of its banking divisions more stringent underwriting requirements on certain types of commercial real estate lending, including loans for the purpose of financing shopping centers and hotels.
Commercial and Industrial (C&I) Loan Portfolio
The C&I loan portfolio represents the largest category of Synovus' total loan portfolio. Synovus' C&I loan portfolio is currently concentrated on small to middle market commercial and industrial lending disbursed throughout a diverse group of industries in the Southeast, including health care, finance and insurance, manufacturing, construction, real estate leasing and retail trade. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are primarily originated through Synovus' local market banking divisions and made to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. At December 31, 2013, 38.1% of Synovus' total C&I loans represented loans for the purpose of financing owner-occupied properties. The primary source of repayment on these C&I loans is revenue generated from products or services offered by the borrower's business. The secondary source of repayment on these C&I loans is the real estate securing such loans. In accordance with Synovus' uniform lending policy, each loan undergoes a detailed underwriting process, which incorporates the uniform underwriting approach, procedures and evaluations described above. Approximately 92% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. Total C&I loans at December 31, 2013 were $10.00 billion, or 49.8%, of the total loan portfolio.
C&I lending is a key component of Synovus' growth and diversification strategy. Synovus has actively invested in additional expertise, product offerings, and product quality to provide its commercial and industrial clients with increased and enhanced product offerings and customer service. Complementing this investment in C&I growth, Synovus' management continues to focus on streamlining and enhancing Synovus' existing product lines, especially for traditional retail, small business and professional services customers.
The Corporate Banking Group provides lending solutions to larger corporate clients and includes specialty units such as syndications, senior housing, and equipment finance. These units partner with Synovus' local bankers to build relationships across the five-state footprint, as well as the southeastern and southwestern United States. To date, loan syndications consist primarily of loans where Synovus is participating in the credit (versus being the lead bank). Senior housing loans are typically extended to borrowers in the assisted living or skilled nursing facilities sectors. The Corporate Banking Group also originates loans and participates in loans to well-capitalized public companies and larger private companies that operate in the five-state footprint as well as other states in the Southeast. The Equipment Financing Group was formed in 2013 and is expected to drive revenue growth with small, middle, and large commercial banking customers. The formation of this group further strengthens the equipment financing line of business and signals Synovus' continued commitment to offer a broad range of expertise, products, and services to commercial customers.
Commercial Real Estate Loan Portfolio
Synovus' commercial real estate loans consist of investment property loans, residential construction and development loans, land acquisition loans, and 1-4 family perm/mini-perm loans. As is the case with Synovus' C&I loans, the commercial real estate loans are primarily originated through Synovus Bank's local market banking divisions. Total commercial real estate loans as of December 31, 2013 were $6.44 billion, or 32.1%, of the total loan portfolio.
Investment Property Loans
Synovus' investment property loans are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Synovus' investment property portfolio is well diversified with no concentration by property type, geography (other than the fact that most of these loans are in Synovus' primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida) or tenants. These loans are generally recourse in nature with short-term maturities (3 years or less), allowing for restructuring opportunities which reduces Synovus' overall risk exposure. The investment property loans are primarily secured by the property being financed by the loans; however, they may also be secured by real estate or other assets beyond the property being financed. Investment property loans are subject to the same uniform lending policies and procedures described above, although such loans have historically been underwritten with stressed interest rates and vacancies. All investment property loans of $1 million or more are reviewed semi-annually to more closely monitor the performance of the portfolio. Total investment property loans as of December 31, 2013 were $4.57 billion, or 22.8%, of the total portfolio.
Residential Construction and Development and Land Acquisition Loans
The residential construction and development loans and land acquisition loans are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. These loans are generally subject to the same uniform lending policies and procedures described above. Land acquisition loans have a maximum loan-to-value limit which is aligned with regulatory requirements. Synovus has maintained the maximum loan-to-value limit for residential construction and development loans to levels more stringent than the current regulatory guidelines. At December 31, 2013, these loans were $1.03 billion, or 16.1%, of the total commercial real estate loan portfolio, compared to $1.22 billion or 18.7% of the total commercial real estate portfolio at December 31, 2012.
1-4 Family Perm/Mini-Perm Loans
1-4 family perm/mini-perm loans are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. These loans are subject to the same uniform lending policies and procedures described above. Additionally, underwriting standards for these types of loans include stricter approval requirements as well as more stringent underwriting standards than current regulatory guidelines. At December 31, 2013, these loans totaled $836.3 million, or 13.0% of the total commercial real estate portfolio.
Retail Loan Portfolio
Synovus' retail loan portfolio consists of a wide variety of loan products offered through its banking network, including residential mortgages, home equity lines, credit card loans, and other retail loans. These various types of secured and unsecured retail loans are marketed to qualifying existing clients and to other creditworthy candidates in Synovus' market area. The majority of Synovus' retail loans are consumer mortgages secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Total retail loans as of December 31, 2013 were $3.65 billion, or 18.1%, of the total loan portfolio.
In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that is proportional to the size and complexity of the lending relationship. Retail loans are subject to the same uniform lending policies referenced above and consist primarily of loans with strong borrower credit scores (weighted average FICO scores within the retail residential real estate portfolio were 768 and 757 (HELOC), respectively, and 720 and 735 (Consumer Mortgages), respectively, at December 31, 2013 and 2012), conservative debt-to-income ratios (average HELOC debt-to-income ratio of 28.6% and 27.1%, respectively, at December 31, 2013 and 2012), utilization rates (total amount outstanding as a percentage of total available lines) of approximately 61.3% and 61.7%, respectively, at December 31, 2013 and 2012, and loan-to-value ratios based upon prudent guidelines to ensure consistency with Synovus' overall risk philosophy. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.
Mortgage Banking
Synovus originated residential mortgage loans with originations totaling $1.15 billion in 2013. Synovus offers various types of fixed-rate and adjustable-rate loans for the purpose of purchasing, refinancing or constructing residential properties. The majority of the originated loans are conforming mortgage loans for owner-occupied properties. Conforming loans are loans that are underwritten in accordance with the underwriting standards set forth by government sponsored entities such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These loans are generally collateralized by one-to-four-family residential real estate properties and are made to borrowers in good credit standing.
The majority of mortgage loans originated by Synovus are sold to third-party purchasers on a servicing released basis, without recourse, or continuing involvement. Each purchaser of our mortgage loans has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require Synovus to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, Synovus has obligations to either repurchase the loan for the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan. To date, Synovus has experienced minimal repurchase activity in its consumer mortgage lending operations. Additionally, foreclosure activity in the home equity and consumer mortgage loan portfolios has been low.
See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Mortgage Banking” and "Part I - Item 1A. Risk Factors - We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition." of this Report for a more detailed discussion of Synovus' obligations with respect to the mortgage loans it sells to third-party purchasers and Synovus' mortgage loan foreclosure practices and risks related to our mortgage loan operations.
Other Loans Held for Sale Portfolio
With the exception of certain first lien residential mortgage loans, Synovus originates loans with the intent to hold those loans for the foreseeable future. Loans or pools of distressed loans are transferred to the other loans held for sale portfolio when management makes the decision to sell specifically identified loans. The value of the loans or pools of loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated market prices of similar assets less estimated costs to sell. At the time of transfer, if the fair value less selling costs is less than the carrying amount of the specific loans, with such difference generally being attributable to declines in credit quality, the shortfall is recorded as a charge-off against the allowance for loan losses. At December 31, 2013 the carrying value of other loans held for sale was $10.7 million.
Credit Quality
Synovus continuously monitors credit quality and maintains an allowance for loan losses that management believes is sufficient to absorb probable and estimable losses inherent in the loan portfolio. Synovus continues to address problem assets and reduce future exposures through its asset disposition strategy, which centers around the disposition of distressed assets, as a proactive measure in managing the loan portfolio and overall credit quality and concentrations. Net charge-offs recorded during the three years ended December 31, 2013 related to asset dispositions were approximately $475 million. For a more detailed discussion of Synovus' credit quality, see “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Quality” of this Report for further information.
Monitoring of Collateral
Synovus' loan portfolio and the collateral securing such loans is predominately located in a five state market consisting of Georgia, Florida, South Carolina, Alabama, and Tennessee. C&I loans represent 49.8% of the total loan portfolio at December 31, 2013. These loans are predominately secured by owner-occupied and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, and time deposits. Total commercial real estate loans represent 32.1% of the total loan portfolio at December 31, 2013. These loans are primarily secured by commercial real estate, including 1-4 family properties, land, and investment properties. The collateral generally consists of the property being financed by the loans; however, collateral may also include real estate or other assets beyond the property being financed. Retail loans at December 31, 2013 totaled $3.65 billion, or 18.1%, of the total loan portfolio. Of this amount, $3.11 billion consists of consumer mortgages secured by first and second liens on residential real estate. Credit card loans represent $256.8 million of this amount and these loans are generally unsecured. Other retail loans represent $284.8 million of this amount, and they are primarily secured by collateral consisting of marketable securities, automobiles, time deposits, and cash surrender value of life insurance.
Synovus follows a risk-based approach as it relates to the credit monitoring processes for its loan portfolio. Synovus updates the fair value of the real estate collateral securing collateral-dependent impaired loans each calendar quarter, with appraisals usually received on a periodic basis from an independent, unaffiliated certified or licensed appraiser. Management also considers other factors or recent developments, such as selling costs and anticipated sales values considering management's plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Synovus updates the value of collateral that is in the form of accounts receivable, inventory, equipment, and cash surrender value of life insurance policies at least annually and the value of collateral that is in the form of marketable securities and brokerage accounts at least quarterly.
It is the Company's policy to obtain, on a periodic basis, an updated appraisal from an independent, unaffiliated certified or licensed appraiser for loan relationships of $1 million and over when at least one of the loans in the relationship is on non-accrual status. For relationships under $1 million, while independent appraisals are not mandated by the Company's policies, management will obtain such appraisals when considered prudent. For credits that are not on impaired status, Synovus generally obtains an unaffiliated third-party appraisal of the value of the real estate collateral prior to each loan renewal. Additionally, if conditions warrant (e.g., loans that are not considered impaired but exhibit a higher or potentially higher risk), Synovus engages an unaffiliated appraiser to reappraise the value of the collateral on a more frequent basis. Examples of circumstances that could warrant a new appraisal on an existing performing credit include instances in which local market conditions where the real estate collateral is located have deteriorated, the collateral has experienced damage (fire, wind damage, etc.), the lease or sell-out of the collateral has not met the original projections, and the net operating income of the collateral has declined. In circumstances where the collateral is no longer considered sufficient, Synovus seeks to obtain additional collateral. Examples of adjustments made quarterly to appraised values include broker's commission, unpaid real estate taxes, attorney's fees, other estimated costs to dispose of the property, known damage to the property, known declines in the net operating income of the property or rent rolls, as well as third-party market data.
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
Unsecured Loans
At December 31, 2013, Synovus had unsecured loans totaling $805.4 million, which represents approximately 5% of total loans. This segment of our portfolio includes $256.8 million in credit card loans and approximately $548 million in commercial loans to borrowers that are primarily in the manufacturing, insurance, financial services, utilities, and religious organization sectors.
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
Non-performing Assets and Past Due Loans
Non-performing assets consist of loans classified as non-accrual, impaired loans held for sale and real estate acquired through foreclosure. Synovus' management continuously monitors non-performing and past due loans to prevent further deterioration regarding the condition of these loans. In order to reduce non-performing asset levels, Synovus has aggressively disposed of non-performing assets over the last several years. While Synovus still has an elevated level of non-performing assets, Synovus' total non-performing assets of $539.6 million at December 31, 2013 declined $740.7 million or 57.9% since 2010.
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
Our investment strategy focuses on the use of the investment securities portfolio to generate interest income and to assist in the management of interest rate risk. Synovus also utilizes a significant portion of its investment portfolio to secure certain deposits and other liabilities requiring collateralization. At December 31, 2013, $2.38 billion of these investment securities were pledged as required collateral for certain deposits, securities sold under repurchase agreements, and payment network arrangements. As such, the investment securities are primarily mortgage-backed securities issued by U.S. government agencies and U.S. GSEs, both of which have a high degree of liquidity and limited credit risk. A mortgage-backed security depends on the underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. At December 31, 2013, all of the collateralized mortgage obligations and mortgage-backed pass-through securities held by Synovus were issued or backed by federal agencies or GSEs.
Funding Activities
Liquidity represents the extent to which Synovus has readily available sources of funding to meet the needs of depositors, borrowers, and creditors, to support asset growth, and to otherwise sustain operations of Synovus and its subsidiary, Synovus Bank, at a reasonable cost, on a timely basis, and without adverse consequences. Deposits represent the largest source of funds for lending and investing activities. Scheduled payments, as well as prepayments, from our loan and investment portfolios also provide a stable source of funds. Additional funding sources which provide liquidity include FHLB advances, brokered deposits and other short-term borrowed funds, as well as through equity and debt issued through the capital markets, including our recent public offerings. Synovus' ALCO, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes contractual and anticipated cash flows in order to properly manage Synovus' liquidity position. Following is a brief description of the various sources of funds used by Synovus. For further discussion relating to Synovus' funding sources, see “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits,” “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Long-term Debt and Short-term Borrowings" of this Report.
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
Borrowed Funds and Non-Deposit Liquidity
Synovus' ability to borrow funds from non-deposit sources provides additional flexibility in meeting the liquidity needs of Synovus. Synovus generates non-deposit liquidity through scheduled payments and prepayments of loans and investment securities and access to sources of funds other than deposits. Synovus Bank has the capacity to access funding through its membership in the FHLB. At December 31, 2013, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company level for various needs including potential capital infusions into subsidiaries, the servicing of debt, and the payment of dividends on our Common Stock and Series C Preferred Stock. The primary source of liquidity for Synovus has historically consisted of dividends from its subsidiaries, including Synovus Bank, which is governed by certain rules and regulations of the GA DBF and the FDIC.
Synovus received $680.0 million in dividends from Synovus Bank in 2013 but did not receive any dividends from Synovus Bank during 2012 and 2011. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, under a resolution adopted by its Board, Synovus Bank is currently prohibited from paying any cash dividends to the Parent Company without regulatory approval, and GA DBF rules and related statutes contain additional restrictions on payments of dividends by Synovus Bank. See "Part I - Item 1. Business - Supervision, Regulatory and Other Factors - Dividends" and "Part I - Item 1A. Risk Factors - We may be unable to pay dividends on our Common Stock and Preferred Stock" of this Report for further information.
Synovus has applied for regulatory approval to allow Synovus Bank to pay dividends during 2014. If Synovus does not receive dividends from Synovus Bank in 2014, its liquidity could be adversely affected. In addition to dividends from Synovus Bank, we have historically had access to a number of alternative sources of liquidity, including the capital markets, but there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. If our access to these traditional and alternative sources of liquidity is diminished or only available on unfavorable terms, then our overall liquidity and financial condition could be adversely affected. See “Part I - Item 1A. Risk Factors - “Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results.” and “Our status as a non-investment grade issuer could increase the cost of our funding from the capital markets and impact our liquidity.” and “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” of this Report for further information.
Enterprise Risk Management
As a financial services organization, Synovus accepts a certain degree of risk with each business decision it makes. Risk management does not eliminate risk, but seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. Understanding our risks and managing them appropriately can enhance our ability to make better decisions, deliver on objectives, and improve performance. A risk management framework has been established within Synovus, which begins with the Board of Directors, working primarily with the Risk Committee of the Board. The Risk Committee fulfills the overarching oversight role for the risk management process, including approval of risk tolerance levels and risk policies and limits, monitoring key and emerging risks and reviewing risk assessments. The Chief Risk Officer reports to the Chief Executive Officer and provides overall vision, direction and leadership regarding our enterprise risk management framework.
The risk management framework includes an Executive Risk Committee, chaired by the Chief Risk Officer, that consists of all Synovus' corporate executive officers and the Senior Director of Enterprise Risk. The committee meets regularly to monitor Synovus' key and emerging risks and ensures that these risks are effectively managed, assesses capital relative to the Company's risk appetite, and oversees new and modified products and services. Senior management risk committees oversee the various risk types within the Company as shown below and provide minutes of activities and decisions to the Board of Directors. These committees are responsible for ensuring effective risk measurement and management in their respective areas of authority. The Chief Risk Officer is an active member of each of these management risk committees.

•	ALCO -Interest Rate/Market Risk and Liquidity Risk

•	Credit Risk Committee - Credit Risk

•	Regulatory Compliance Risk Committee - Compliance Risk

•	Operational Risk Committee - Operational Risk

•	Strategic Risk Committee - Reputational Risk, Litigation Risk, and Strategic Risk
Management believes that Synovus' primary risk exposures are operational, regulatory compliance, credit, liquidity, and strategic risk. Operational risk arises from the potential that inadequate information systems, operational problems, inadequate or failed internal controls, human error, fraud or external events will result in unexpected losses. Compliance risk arises from nonconformance with laws, rules, and regulations that apply to the financial services industry and exposes the Company to monetary penalties, enforcement actions, or other sanctions. Credit risk is risk of loss arising from our borrowers' or counterparties' inability to meet the financial terms of any contract with the Company, or other failure to perform as agreed. Liquidity risk arises from an inability of the Company to meet current or future obligations when they come due without incurring unacceptable losses. Strategic risk arises from threats to long-term growth and strategic direction such as the ability to meet competitive challenges, attract and retain customers, keep pace with technological changes, and develop new products and services.

ALCO
ALCO monitors Synovus' economic, competitive, and regulatory environment and is responsible for measuring, monitoring, and reporting on liquidity and funding risk, interest rate risk, and market risk and has the authority to create policies relative to these risks. ALCO, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes contractual and anticipated cash flows in order to properly manage Synovus' liquidity position. Operating under interest rate risk policies approved by the Board of Directors, ALCO analyzes the interest rate sensitivity of Synovus and develops and implements strategies to improve balance sheet structure and interest rate risk positioning. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” and “Item 7A. Qualitative and Quantitative Disclosures about Market Risk” in this Report for further information.
Credit Risk
The Company has established a credit risk management process with policies, controls and regular Board and management oversight. Credit risk management is guided by centralized credit policies that provide for a consistent and prudent approach to underwriting and approvals of credits. The Credit Risk Committee, chaired by the Chief Credit Officer, monitors credit management reports, establishes lending policies, limits, and guidance to better manage the loan function, and provides strategies to manage the level of credit risk in the loan portfolio. The Credit Risk Committee oversees risk grade accuracy, credit servicing requirements, and loan concentration levels and manages risk in the execution of loan growth strategies.
The Regional Credit function reports to the Chief Credit Officer, providing independence from the line of business. Regional Credit manages credit activities within each region, underwriting borrowing relationships over certain dollar thresholds, managing small business accounts, jointly approving loans for amounts greater than the banking division's lending authority, and ensuring that loan administration processes for each banking division are sound and appropriate.
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
The Regulatory Compliance Risk Committee was formed to assist the Board and management in overseeing the management of overall compliance risk, development and implementation of policy, and ensuring that compliance issues are resolved effectively and expeditiously. The Committee is made up of senior management from the business lines, risk management, legal, human resources, and compliance functions and specifically provides oversight for the Corporate Compliance Policy and Programs, including UDAAP, Fair Lending, and BSA/AML Policy and Programs and compliance examination exceptions throughout the Company. Written policies contain the principles to be followed by management and staff of the banking divisions, subsidiaries and business lines throughout the Company and explain and direct the processes by which risks are identified and managed. The individual policies guide the Company's compliance functions and provide for monitoring, training, and risk assessments.
Operational Risk
Synovus aims to minimize and mitigate unexpected loss through a proactive and structured approach to operational risk management. The Operational Risk Committee is responsible for providing oversight of the operational risk function to ensure there are effective processes to assess, monitor and mitigate operational risk. Additionally, the Operational Risk Committee is the approval vehicle for the ORM Framework. Specific responsibilities include (1) providing a forum for addressing operational issues that require coordination and/or cooperation of multiple operational groups; (2) the identification and prioritization of operational risk initiatives; (3) the review of significant operational risk exposures and their conformance to Synovus' stated operational risk objectives; (4) assembling ad hoc committees to address key areas of operational risk identified by the committee and (5) annually reviewing the risk metrics for ongoing pertinence to the risk management framework.
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
ORM has developed an array of program tools to assist business units in effectively managing operational risk. The program tools will ensure standardized implementation of the ORM Framework across the enterprise. ORM Program tools include Risk Control Self-Assessment (RCSA), Issue Tracking, Loss Data Management and Incident Response.
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
Competition
The financial services industry is highly competitive and could become more competitive as a result of recent and ongoing legislative, regulatory and technological changes, and continued consolidation and economic turmoil within the financial services industry. The ability of nonbanking financial institutions to provide services previously limited to commercial banks also has intensified competition. Our bank subsidiary and wholly-owned non-bank subsidiaries compete actively with national and state banks, savings and loan associations and credit unions and other nonbank financial institutions, including securities brokers and dealers, investment advisory firms, mortgage companies, insurance companies, trust companies, finance companies, leasing companies, mortgage companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other financial services. These competitors have been successful in developing products that are in direct competition with or are alternatives to the banking services offered by traditional banking institutions. Our ability to deliver strong financial performance will depend in part on our ability to expand the scope of, and effectively deliver, products and services, which will allow us to meet the changing needs of our customers. However, we often compete with much larger national and regional banks that have more resources than we do to deliver new products and services and introduce new technology to enhance the customer experience. See "Part I - Item IA. Risk Factors -"Competition in the financial services industry may adversely affect our future earnings and growth."
As of December 31, 2013, we were the second largest bank holding company headquartered in Georgia, based on assets. Customers for financial services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although our market share varies in different markets, we believe that our community-focused relationship banking approach enables us to compete effectively with other banks and thrifts in their relevant market areas.
Employees
As of December 31, 2013, Synovus had 4,696 employees compared to 4,963 employees at December 31, 2012.
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

In addition, the Dodd-Frank Act, which is discussed in greater detail below, established the CFPB, a new federal agency with broad authority to regulate the offering and provision of consumer financial products. Rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act) transferred from the prudential regulators to the CFPB on July 21, 2011. The CFPB has the authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws remained largely with those institutions' primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also has regulatory and examination authority over certain nonbank institutions that offer consumer financial products. The Dodd-Frank Act identifies a number of covered nonbank financial institutions, and also authorizes the CFPB to identify additional institutions that will be subject to its jurisdiction.
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
In addition, as disclosed in 2009, we were previously subject to an MOU with the Federal Reserve Bank of Atlanta and the Georgia Commissioner, and Synovus Bank was also previously subject to an MOU with the Georgia Commissioner and the FDIC. These MOUs were put in place as a result of losses that we had incurred during the economic downturn and due to our high level of credit losses and non-performing assets incurred. Pursuant to these MOUs we agreed to implement plans that were intended to, among other things, minimize credit losses and reduce the amount of our distressed assets, limit and manage our concentrations in commercial loans, improve our credit risk management and related policies and procedures, address liquidity management and current and future capital requirements, strengthen enterprise risk management practices, and provide for succession planning for key corporate and regional management positions and our board of directors. Both MOUs were terminated in the second quarter of 2013 and replaced with resolutions adopted by our Board of Directors and Synovus Bank’s Board of Directors. These board resolutions relate to, among other things, continued emphasis on improving asset quality and maintaining strong levels of capital and liquidity.
If we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our Common Stock and Preferred Stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our Common Stock and Preferred Stock. See “Part I - Item 1A. Risk Factors - We may become subject to supervisory actions and enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our Common Stock and Preferred Stock.” of this Report.
Change in Control
Subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve Board approval prior to any person or company acquiring “control” of a bank or bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25 percent or more of any class of voting securities, and rebuttably presumed to exist if a person acquires 10 percent or more, but less than 25 percent, of any class of voting securities and either the company has registered securities under Section 12 of the Exchange Act or no other person owns a greater percentage of that class of voting securities immediately after the transaction. In certain cases, a company may also be presumed to have control under the Bank Holding Company Act if it acquires 5 percent or more of any class of voting securities. Our Common Stock is registered under Section 12 of the Exchange Act.
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
As a result of the board resolutions that are described above and in “Item A. Risk Factors - We may become subject to supervisory actions and enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our Common Stock and Preferred Stock.” in this Report, we are required to inform and consult with applicable regulatory agencies in advance of declaring or paying any future dividends on our capital stock, including our Common Stock and Series C Preferred Stock, with the understanding that those regulatory agencies could decide at any time that paying any dividends could be an unsafe or unsound banking practice. The Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has in some cases discouraged payment unless both asset quality and capital are very strong. In addition, pursuant to the terms of the Synovus Bank board resolutions that are described above, Synovus Bank cannot pay any cash dividends without the approval of the FDIC and the Georgia Commissioner. Additionally, we are subject to contractual restrictions that limit our ability to pay dividends if there is an event of default under such contract.
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

The Federal Deposit Insurance Corporation Improvement Act generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the institution would thereafter be undercapitalized. In addition, federal banking regulations applicable to us and our bank subsidiary, which were recently revised, require minimum levels of capital that limit the amounts available for payment of dividends. In addition, many regulators have a policy, but not a requirement, that a dividend payment should not exceed net income to date in the current year. Finally, new “stress testing requirements” established by the Dodd-Frank Act, which are described below in “Our Capital Requirements,” may impact the ability of some banks and bank holding companies to pay dividends.
See “Part II - Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities - Dividends” and “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Parent Company” of this Report for further information.
Capital
We are required to comply with the capital adequacy standards established by the Federal Reserve Board and our bank subsidiary must comply with similar capital adequacy standards established by the FDIC. As a financial holding company, we and Synovus Bank are required to maintain capital levels required for a well capitalized institution, as defined in “Prompt Corrective Action” below. As a result of new regulations that banking regulators recently issued, we will be required to begin complying with higher minimum capital requirements as of January 1, 2015.
Our Capital Requirements
The Federal Reserve Board has issued guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company or financial holding company and in analyzing applications to it under the Bank Holding Company Act. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items and that define and set minimum regulatory capital requirements. However, this regulatory capital framework has recently changed in important respects as a result of new rules (“Basel III Capital Rules” or “Revised Rules”) implementing the Dodd-Frank Act and a separate, international regulatory capital initiative known as “Basel III”.
Among other things, the Basel III Capital Rules raise the minimum thresholds for required capital and revise certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum thresholds. While the rules became effective on January 1, 2014 for certain large banking organizations, most U.S. banking organizations, including Synovus and Synovus Bank, have until January 1, 2015 to begin complying with this new framework.
The current capital guidelines require all bank holding companies to maintain Tier 1 Capital of at least 4 percent of risk-weighted assets and off-balance sheet items, Total Capital (the sum of Tier 1 Capital and Tier 2 Capital) of at least 8 percent of risk-weighted assets and off-balance sheet items and Tier 1 Capital of at least 4 percent of adjusted quarterly average assets. Under this framework, Tier 1 Capital consists principally of shareholders' equity less any amounts of disallowed deferred tax assets, goodwill, other intangible assets, non-financial equity investments, and other items that are required to be deducted by the Federal Reserve Board. Tier 2 Capital consists principally of perpetual and trust preferred stock that is not eligible to be included as Tier 1 Capital, term subordinated debt, intermediate-term preferred stock and, subject to limitations, general allowances for loan and lease losses.
The Basel III Capital Rules make substantial changes to this existing framework. Among other things, the Revised Rules (1) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (2) specify that Tier 1 Capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting certain requirements, (3) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (4) expand the scope of the deductions/adjustments from capital as compared to existing regulations that apply to Synovus and other banking organizations. Further, the Revised Rules set forth the following minimum capital ratios, which will be phased in for certain banking organizations, including Synovus, beginning January 1, 2015:

•	4.5 percent CET1 to risk-weighted assets.

•	6.0 percent Tier 1 Capital to risk-weighted assets.

•	8.0 percent Total Capital to risk-weighted assets.

•	4.0 percent Tier 1 leverage ratio to average consolidated assets.
The Revised Rules provide for a number of deductions from and adjustments to CET1, which include the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.
The Basel III Capital Rules also introduce a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to the required minimum CET1, Tier 1, and Total Capital ratios identified above.

The “capital conservation buffer,” which must consist entirely of CET1, is designed to absorb losses during periods of economic stress. Thus, when the capital conservation buffer is fully phased in on January 1, 2019, the Revised Rules will require us to maintain: (1) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus the 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%, (2) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, effectively resulting in a minimum Tier 1 capital ratio of 8.5%, (3) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of 10.5% and (4) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.
Under the Revised Rules, for most banking organizations, including Synovus, the most common form of Additional Tier 1 capital will be non-cumulative perpetual preferred stock, such as our recently issued Series C Preferred Stock, and the most common form of Tier 2 capital will be subordinated notes and a portion of the allocation for loan losses, in each case, subject to certain specific requirements set forth in the regulation.
Under current capital standards, the effects of accumulated other comprehensive income items included in shareholders’ equity under U.S. GAAP are excluded for the purposes of determining regulatory capital ratios. Under the Revised Rules, the effects of certain accumulated other comprehensive items are not excluded. However, the Revised Rules permit most banking organizations, including us and Synovus Bank, to make a one-time permanent election to continue to exclude these items, which must be made when we and Synovus Bank file the first of certain periodic regulatory reports after January 1, 2015. Synovus and Synovus Bank plan to make the permanent election to exclude accumulated other comprehensive income from regulatory capital by selecting the "opt-out" election on the March 31, 2015 Call Report and FR Y-9C; thus, Synovus and Synovus Bank will retain the same accumulated other comprehensive income treatment as today.
Under the Revised Rules, certain hybrid securities, such as trust preferred securities, do not qualify as Tier 1 capital. However for bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments.
Under existing rules, assets are adjusted under the risk-based guidelines to take into account different risk characteristics. Average assets for this purpose do not include disallowed deferred tax assets, goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier 1 Capital. The Revised Rules change risk weights for certain assets and off-balance sheet exposures that will result in higher risk weights for a variety of asset categories, including a 150% risk weight (instead of a 100% risk weight) for certain high volatility commercial real estate acquisition, development and construction loans.
Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a three-year period until fully phased-in on January 1, 2018. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a three-year period until it reaches 2.5% on January 1, 2019.
As discussed below, the new rule also revises the Prompt Corrective Action framework to correspond to these new minimum capital thresholds.
As of December 31, 2013, our Tier 1 common equity is in excess of the minimum common equity and additional conservation buffer stipulated by these newly proposed requirements. As of December 31, 2013, our Tier 1 common equity ratio is 9.93% and based on management's interpretation of the regulation, Synovus' estimated Tier 1 common equity ratio under Basel III as of December 31, 2013 is 9.72%, which is in compliance with the capital requirements. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Regardless, complying with these new capital requirements will likely affect our operations as we implement this new capital framework.
We are also subject to new “stress testing” requirements that are designed to require banking organizations to assess the potential impact of different scenarios on their earnings, losses, and capital over a set time period, with consideration given to certain relevant factors, including the organization's condition, risks, exposures, strategies, and activities. Specifically, on October 9, 2012, regulators issued final rules implementing provisions of the Dodd-Frank Act that require banking organizations with total consolidated assets of more than $10 billion but less than $50 billion to conduct annual company-run stress tests, report the results to their primary federal regulator and the Federal Reserve Board, and publish a summary of the results. Among other things, these rules establish stress test methodologies, set forth the form of the report that must be submitted, and require publication of a summary of results. Under the rules, stress tests must be conducted using certain scenarios (baseline, adverse and severely adverse), which the Board will publish by November 15 of each year. These new rules require a banking organization with between $10 and $50 billion in assets to conduct its first stress test using financial statement data as of September 30, 2013 and, to report the results by March 31, 2014. In addition, the rules will require such organizations to begin publicly disclosing a summary of certain stress test results (i.e., results under the “severely adverse” scenario) in 2015 with respect to the stress test conducted in the fall of 2014.
In addition, on May 14, 2012, the banking agencies issued guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets, which outlines four “high-level” principles for stress testing practices that should be a part of a banking organization's stress-testing framework. Regulators have stated that they expect banking organizations subject to the guidance to comply with these principles when conducting stress testing in accordance with the Dodd-Frank Act requirements, discussed above. The guidance calls for a banking organization’s stress testing framework to (1) include activities and exercises that are tailored to and sufficiently capture the banking organization's exposures, activities and risks; (2) employ multiple conceptually sound stress testing activities and approaches; (3) be forward-looking and flexible; and (4) be clear, actionable, well-supported, and used in the decision-making process.
See "Part I - Item 1A. Risk Factors - If economic conditions worsen or regulatory capital rules are modified, we may be required to undertake additional strategic initiatives to improve our capital position" of this Report.
Synovus Bank's Capital Requirements
To be well-capitalized under the existing Prompt Corrective Action rules, Synovus Bank must generally maintain a Total Capital (the sum of Tier 1 Capital and Tier 2 Capital) ratio of 10 percent or greater, a Tier 1 Capital ratio of 6 percent or greater, and a leverage ratio of 5 percent or greater. For the purposes of these tests, Tier 1 Capital consists principally of shareholder's equity less any amounts of disallowed deferred tax assets, goodwill and certain core deposit intangibles. Tier 2 Capital consists of non-qualifying preferred stock, certain types of debt and the eligible portion of the allowance for loan losses.
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
Capital Ratios
Certain regulatory capital ratios for Synovus and Synovus Bank as of December 31, 2013 are shown in the following table.

Table 5 – Capital Ratios as of December 31, 2013
	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Synovus	Synovus Bank
Tier 1 capital ratio	4.0%	6.0%	10.54%	12.61%
Total risk-based capital ratio	8.0	10.0	13.00	13.86
Leverage ratio	4.0	5.0	9.13	10.94

See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Regulatory Capital" of this Report for further information.
Prompt Corrective Action for Undercapitalization
The Federal Deposit Insurance Corporation Improvement Act established a system of prompt corrective action to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators are required to rate insured depository institutions on the basis of five capital categories as described below. The federal banking regulators are also required to take mandatory supervisory actions and are authorized to take other discretionary actions, with respect to insured depository institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the insured depository institution is assigned. Generally, subject to a narrow exception, the Federal Deposit Insurance Corporation Improvement Act requires the banking regulator to appoint a receiver or conservator for an insured depository institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. The thresholds for each of these categories were recently revised pursuant to the Basel III Capital Rules, which are discussed above in “Our Capital Requirements.” These revised categories will apply to Synovus Bank beginning on January 1, 2015. Both the existing and the revised standards are discussed below. Under the regulations, all insured depository institutions are assigned to one of the following capital categories:

•
Well Capitalized - The insured depository institution exceeds the required minimum level for each relevant capital measure. A well capitalized insured depository institution is one (1) having a total risk-based capital ratio of 10 percent or greater, (2) having a Tier 1 risk-based capital ratio of 6 percent or greater, (3) having a leverage capital ratio of 5 percent or greater, and (4) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. Under the Revised Rules that will take effect on January 1, 2015, a well-capitalized insured depository institution is one (1) having a total risk-based capital ratio of 10 percent or greater, (2) having a Tier 1 risk-based capital ratio of 8 percent or greater, (3) having a CET1 capital ratio of 6.5 percent or greater, (4) having a leverage capital ratio of 5 percent or greater and (5) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•
Adequately Capitalized - The insured depository institution meets the required minimum level for each relevant capital measure. An adequately capitalized insured depository institution is one (1) having a total risk-based capital ratio of 8 percent or greater, (2) having a Tier 1 risk-based capital ratio of 4 percent or greater, and (3) having a leverage capital ratio of 4 percent or greater, or a leverage capital ratio of 3 percent or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system; and (4) failing to meet the definition of a well capitalized bank. Under the Revised Rules, an adequately-capitalized depository institution is one having (1) a total risk based capital ratio of 8 percent or more, (2) a Tier 1 capital ratio of 6 percent or more, (3) a CET1 capital ratio of 4.5 percent or more, and (4) a leverage ratio of 4 percent or more.

•
Undercapitalized - The insured depository institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized insured depository institution is one (1) having a total risk-based capital ratio of less than 8 percent, (2) having a Tier 1 risk-based capital ratio of less than 4 percent, or (3) a leverage capital ratio of less than 4 percent, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3 percent. Under the Revised Rules, an undercapitalized depository institution is one having (1) a total capital ratio of less than 8 percent, (2) a Tier 1 capital ratio of less than 6 percent, (3) a CET1 capital ratio of less than 4.5 percent, or (4) a leverage ratio of less than 4 percent.

•
Significantly Undercapitalized - The insured depository institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized insured depository institution is one (1) having a total risk-based capital ratio of less than 6 percent, (2) a Tier 1 risk-based capital ratio of less than 3 percent, or (3) a leverage capital ratio of less than 3 percent. Under the Revised Rules, a significantly undercapitalized institution is one having (1) a total risk-based capital ratio of less than 6 percent (2) a Tier 1 capital ratio of less than 4 percent, (3) a CET1 ratio of less than 3 percent or (4) a leverage capital ratio of less than 3 percent.

•
Critically Undercapitalized - The insured depository institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2 percent. The Revised Rules retain the 2 percent threshold but make certain changes to the framework for calculating an institution’s ratio of tangible equity to total assets.

The prompt corrective action regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines after notice and opportunity for hearing or response that the institution (1) is in an unsafe or unsound condition or (2)  has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution's classification within the five categories. Our management believes that we and our bank subsidiary have the requisite capital levels to qualify as well capitalized institutions under the Federal Deposit Insurance Corporation Improvement Act regulations. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Regulatory Capital" of this Report for further information.
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

Deposit Insurance and Assessments
Deposits at our bank are insured by the DIF as administered by the FDIC, up to the applicable limits established by law. The Dodd-Frank Act amended the statutory regime governing the DIF. Among other things, the Dodd-Frank Act established a minimum designated reserve ratio of 1.35% of estimated insured deposits (which the FDIC has set at 2.0% each year since 2010), required that the fund reserve ratio reach 1.35% by September 30, 2020 and directed the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the Dodd-Frank Act requires the assessment base to be an amount equal to the average consolidated total assets of the insured depository institution during the assessment period, minus the sum of the average tangible equity of the insured depository institution during the assessment period and an amount the FDIC determines is necessary to establish assessments consistent with the risk-based assessment system found in the Federal Deposit Insurance Act.
Furthermore, on February 7, 2011, the FDIC issued a final rule changing its assessment system from one based on domestic deposits to one based on the average consolidated total assets of a bank minus its average tangible equity during each quarter. This rule modified two adjustments added to the risk-based pricing system in 2009 (an unsecured debt adjustment and a brokered deposit adjustment), discontinued a third adjustment added in 2009 (the secured liability adjustment), and added an adjustment for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution. Under these revisions to the DIF rules, the total base assessment rates vary depending on the DIF reserve ratio. For example, for banks in the best risk category, the total base assessment rates will be between 2.5 and 9 basis points when the DIF reserve ratio is below 1.15%, between 1.5 and 7 basis points when the DIF reserve ratio is between 1.15% and 2.0%, between 1 and 6 basis points when the DIF reserve ratio is between 2.0% and 2.5% and between 0.5 and 5 basis points when the DIF reserve ratio is 2.5% or higher.
In addition, the FDIC collects FICO deposit assessments, which is calculated off of the new assessment base established by the Dodd-Frank Act. FICO assessments are set quarterly, and it was 0.640 (annual) basis points for all four quarters in 2013. Synovus Bank pays the deposit insurance assessment, less offset available by means of prepaid assessment credits, and pays the quarterly FICO assessments.
On November 12, 2009, the FDIC imposed a requirement on all financial institutions to prepay three years of FDIC insurance premiums. On December 30, 2009, Synovus prepaid $188.9 million of FDIC insurance premiums for the next three years. On May 29, 2013, the FDIC refunded the remaining prepaid balance of $26.4 million.
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
Dodd-Frank Act; Future Changes to Legal Framework
On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which substantially changed, and will continue to change, the regulatory framework under which we operate. The Dodd-Frank Act brought about a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies. Key provisions of the Dodd-Frank Act that have impacted or are likely to impact the operations of Synovus or Synovus Bank include:

•	Creation of the CFPB with centralized authority, including examination and enforcement authority, for consumer protection in the banking industry.

•	New limitations on federal preemption.

•
New prohibitions and restrictions on the ability of a banking entity and nonbank financial company to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund (known as the "Volcker Rule").

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

Some of these and other major changes, could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. Many of these provisions became effective upon enactment of the Dodd-Frank Act, while others were subject to further study, rule-making, and the discretion of regulatory bodies and have only recently taken effect or will take effect in the coming years.
In light of these significant changes and the discretion afforded to federal regulators, we cannot fully predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on Synovus' businesses or its ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect Synovus' business, financial condition or results of operations. See “Part 1 - Item 1A. Risk Factors - Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position.” of this Report.
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
Pursuant to its new authority, in January 2013, the CFPB adopted a rule that implements the ability-to-repay and qualified mortgage provisions of the Dodd-Frank Act (the “ATR/QM rule”). In May, July and October 2013 the CFPB issued rules amending certain provisions of the ATR/QM rule. The final ATR/QM rule, which takes effect on January 10, 2014, will likely impact our residential mortgage lending practices, and the residential mortgage market generally.
The ATR/QM rule requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The ATR/QM rule defines a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43 percent. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). As the definition of “qualified mortgage” provides either a safe harbor or a rebuttable presumption of compliance with the ability-to-repay requirements, the definition is expected to establish the parameters for the majority of consumer mortgage lending in the U.S.
Reflecting the CFPB's focus on the residential mortgage lending market, the CFPB has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) and has proposed, but not finalized, integrated mortgage disclosure rules that will replace and combine certain existing requirements under the Truth in Lending Act and the Real Estate Settlement Procedures Act. The CFPB has indicated that it expects to issue additional mortgage-related rules in the future.
In addition, there are a number of significant consumer protection standards that apply to functional areas of operation (rather than applying only to loan or deposit products). For example, in June 2010, the Federal Reserve issued rules establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. However, these rules are the subject of ongoing litigation and may change as result. The FDIC has also issued rules aimed at protecting consumer in connection with retail foreign exchange transactions.
In recent years, the Federal Reserve and CFPB have made a number of changes to Regulation E. Among these changes is the November 2009 amendment, which prohibits financial institutions, including Synovus Bank, from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Regulation E amendments also require financial institutions to provide consumers with a notice that explains the financial institution's overdraft services, including the fees associated with the service and the consumer's choices. These amendments to Regulation E became effective on August 1, 2010. In November 2010, the FDIC supplemented the Regulation E amendments by requiring FDIC-supervised institutions, including Synovus Bank, to implement additional changes relating to automated overdraft payment programs by July 1, 2011. Among other things, these changes require financial institutions to monitor overdraft payment programs for “excessive or chronic” customer use and undertake “meaningful and effective” follow-up action with customers that overdraw their accounts more than six times during a rolling 12-month period. Furthermore, on June 11, 2013, the CFPB released a report regarding bank overdraft practices and the costs to consumers, and has subsequently indicated that it will issue new rules regarding these services.
The CFPB also amended Regulation E to establish rules for a new category of consumer-initiated electronic transfers known as “remittance transfers,” which took effect on October 28, 2013, and require financial institutions to provide consumers that transfer funds to overseas recipients with detailed disclosures and to meet other requirements.
It is anticipated that the CFPB will engage in numerous other rulemakings in the near term that may impact our business, as the CFPB has indicated that, in addition to specific statutory mandates, it is working on a wide range of initiatives to address issues in markets for consumer financial products and services, such as revisions to privacy notice requirements, new rules for deposit advance products and amendments to the funds availability requirements of Regulation CC. The CFPB has also undertaken an effort to “streamline” consumer regulations and has established a database to collect, track and make public consumer complaints, including complaints against individual financial institutions.
The CFPB also has broad authority to prohibit unfair, deceptive and abusive acts and practices (“UDAAP”) and to investigate and penalize financial institutions that violate this prohibition. While the statutory language of the Dodd-Frank Act sets forth the standards for acts and practices that violate this prohibition, certain aspects of these standards are untested, which has created some uncertainty regarding how the CFPB will exercise this authority. The CFPB has, however, begun to bring enforcement actions against certain financial institutions for UDAAP violations and issued some guidance on the topic, which provides insight into the agency’s expectations regarding these standards. Among other things, CFPB guidance and its UDAAP-related enforcement actions have emphasized that management of third-party service providers is essential to effective UDAAP compliance and that the CFPB is particularly focused on marketing and sales practices.
We cannot fully predict the effect that being regulated by a new, additional regulatory authority focused on consumer financial protection, or any new implementing regulations or revisions to existing regulations that may result from the establishment of this new authority, will have on Synovus' businesses. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect Synovus' business, financial condition or results of operations. See “Part 1 - Item 1A. Risk Factors - Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position.” of this Report.
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
Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements. In addition, FinCEN is in the process of establishing new regulations that would require financial institutions to obtain beneficial ownership information for certain accounts; however, it has yet to issue final regulations on this topic.
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
Transactions with Affiliates and Insiders
A variety of legal limitations restrict Synovus Bank from lending or otherwise supplying funds or in some cases transacting business with us or Synovus' non-bank subsidiaries. Synovus Bank is subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A places limits on the amount of “covered transactions,” which include loans or extensions of credit to, investments in or certain other transactions with, affiliates as well as the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited to 10 percent of the bank's capital and surplus for any one affiliate and 20 percent for all affiliates. Furthermore, within the foregoing limitations as to amount, certain covered transactions must meet specified collateral requirements ranging from 100 to 130 percent. Also, Synovus Bank is prohibited from purchasing low quality assets from any of its affiliates. Section 608 of the Dodd-Frank Act broadened the definition of “covered transaction” to include derivative transactions and the borrowing or lending of securities if the transaction will cause a bank to have credit exposure to an affiliate. The expanded definition of “covered transaction” also includes the acceptance of debt obligations issued by an affiliate as collateral for a bank's loan or extension of credit to a third-party. Furthermore, reverse repurchase transactions will be viewed as extensions of credit (instead of asset purchases) and thus become subject to collateral requirements. The expanded definition of “covered transaction” took effect on July 21, 2012 under the terms of the Dodd-Frank Act.
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
In addition, the Dodd-Frank Act contains provisions that may impact our business by reducing the amount of our commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act requires, among other things, a loan originator or a securitizer of asset-backed securities to retain a percentage of the credit risk of securitized assets. The banking agencies have jointly issued a proposed rule to implement these requirements, as well as a subsequent revision to this proposal, but have yet to issue final rules.
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
As discussed above, we were previously subject to an MOU with the Federal Reserve Bank of Atlanta and the Georgia Commissioner and Synovus Bank was also previously subject to an MOU with the Georgia Commissioner and the FDIC. Both MOUs were terminated in the second quarter of 2013 and replaced with resolutions adopted by our Board of Directors and Synovus Bank’s Board of Directors. These board resolutions relate to, among other things, continued emphasis on improving asset quality and maintaining strong levels of capital and liquidity. See “Part I - Item 1A. Risk Factors - We may become subject to supervisory actions and enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our Common Stock and Preferred Stock.” of this Report.
Monetary Policy and Economic Controls
The earnings of Synovus Bank, and therefore our earnings, are affected by the policies of regulatory authorities, including the monetary policy of the Federal Reserve Board. An important function of the Federal Reserve Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate for bank borrowings, expanded access to funds for nonbanks and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits. In response to the financial crisis, the Federal Reserve Board created several innovative programs to stabilize certain financial institutions and to ensure the availability of credit, which the Federal Reserve Board has begun to modify in light of improved economic conditions.
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
TARP Regulations
EESA and ARRA / Capital Purchase Program
On October 14, 2008, the U.S. Treasury, or Treasury, announced that, pursuant to the EESA, it was implementing a voluntary program known as the “Capital Purchase Program”, or “CPP”, pursuant to which eligible financial institutions could raise capital by selling preferred stock directly to the U.S. Government. The purpose of the Capital Purchase Program was to encourage U.S. financial institutions to build capital to, among other things, increase the flow of financing to U.S. businesses and consumers and support the U.S. economy, and was also intended to prevent additional failures of financial institutions. Synovus applied for the maximum investment available under the CPP (equal to 3% of risk-weighted assets), On December 19, 2008, Synovus consummated the CPP investment and issued to Treasury 967,870 shares of Synovus' Series A Preferred Stock having a liquidation amount per share equal to $1,000, for a total price of $967,870,000. In addition, as part of Treasury’s purchase of the Series A Preferred Stock under the CPP, Synovus issued to the Treasury a Warrant to purchase up to 15,510,737 shares of our Common Stock at an initial per share exercise price of $9.36. The Warrant provides for the adjustment of the exercise price and the number of shares of our Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of our Common Stock, and upon certain issuances of our Common Stock at or below a specified price relative to the initial exercise price.
As a result of our participation in the CPP, we were subject to certain compensation and corporate governance restrictions and requirements under rules issued by the Treasury Department on June 10, 2009. However, on July 26, 2013, we redeemed all 967,870 shares of our Series A Preferred Stock issued to the U.S. Treasury under the CPP and exited the program. Thus, we are no longer subject to the compensation and corporate governance restrictions applicable to CPP participants. The U.S. Treasury continues to hold the Warrants, which expire on December 19, 2018. Synovus will continue to evaluate the potential repurchase of these Warrants directly from the U.S. Treasury or through participation in a subsequent auction process, which may or may not be successful.
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
Competition in the financial services industry may adversely affect our future earnings and growth.
We operate in a highly competitive environment and our profitability and our future growth depends on our ability to compete successfully. We face pricing competition for loans and deposits and also with respect to customer convenience, product lines, accessibility of service and service capabilities. Certain of our competitors are larger and have more resources than we do, enabling them to be more aggressive than us in competing for loans and deposits and investing in new products, technology and services. In addition, the ability of non-bank competitors to provide services previously limited to commercial banks has intensified the competition we face. These non-bank competitors are not subject to the same extensive regulations that govern us and, therefore, may be able to operate with greater flexibility and lower cost structures. This significant competition in attracting and retaining deposits and making loans as well as in providing other financial services may impact our future earnings and growth.
We may not realize the expected benefits from our efficiency and growth initiatives, which will negatively impact our future profitability.
In the current competitive banking environment, Synovus must continue to reduce operating costs and implement strategies to grow its loan portfolio and increase non-interest income in order to realize sustained future profitability and to remain competitive with the other banks in the markets we serve. Since 2010, we have implemented a series of strategic efficiency and growth initiatives to address the challenges facing Synovus and defined strategies for expense reduction, streamlining of processes and long-term growth initiatives. Through the execution of these initiatives, since 2010, Synovus has realized a $142.2 million reduction in adjusted non-interest expenses.  See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for further information. Management has also identified new expense savings initiatives of approximately $30 million to be implemented during 2014. While expense management continues to be a major focus for Synovus, management also expects to continue to make strategic investments in talent, technology and marketing initiatives that are expected to improve our customer experience and support future growth. However, there can be no assurance that Synovus will ultimately realize the anticipated benefits of its expense reduction and growth strategies, which may impair our earnings growth.
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
The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success will depend, in part, on our ability to keep pace with the technological changes and to use technology to satisfy and grow customer demand for our products and services and to create additional efficiencies in our operations. We expect that we will need to make substantial investments in our technology and information systems to compete effectively and to stay current with technological changes. Some of our competitors have substantially greater resources to invest in technological improvements and will be able to invest more heavily in developing and adopting new technologies, which may put us at a competitive disadvantage. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations may be adversely affected.
If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.
Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit, liquidity, operational, regulatory compliance and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. For example, the recent financial and credit crisis and resulting regulatory reform highlighted both the importance and some of the limitations of managing unanticipated risks. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operation could be materially adversely affected.
Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses, which represents management's best estimate of probable credit losses that have been incurred within the existing portfolio of loans, as described under Note 6 of Notes to Consolidated Financial Statements in this Report and under “Critical Accounting Policies - Allowance for Loan Losses” under “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Report. The allowance, in the judgment of management, is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, risk ratings, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.
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
In light of current market conditions, we regularly reassess the creditworthiness of our borrowers and the sufficiency of our allowance for loan losses. Our allowance for loan losses was $307.6 million or 1.53% of total loans at December 31, 2013, compared to $373.4 million, or 1.91% of total loans at December 31, 2012. We recorded a provision for loan losses for the year ended December 31, 2013 of $69.6 million compared to a $320.4 million provision for loan losses for the year ended December 31, 2012. We also charged-off approximately $135.4 million in loans, net of recoveries, during the year ended December 31, 2013, compared to $483.5 million in loans, net of recoveries, during the year ended December 31, 2012. While the provision for loan losses was significantly lower in 2013 and lower in 2012 than the provision for loan losses in 2011, 2010 and 2009, the provision for loan losses has been higher than historical levels.
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
Even though our credit trends showed significant improvement during 2012 and 2013 compared to the prior three years, our non-performing assets and credit costs remain elevated. While we expect that our levels of non-performing assets and credit costs will continue to decline during 2014 to a level approximating normal historical levels, these levels of non-performing assets may remain at elevated levels compared to historical levels as the economy continues to recover from weak economic conditions. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, may continue to be negatively affected by weak economic conditions, and therefore may result in an inability to realize a full recovery in the event that a borrower defaults on a loan. Any additional non-performing assets, loan charge-offs, increases in the provision for loan losses or any inability by us to realize the full value of underlying collateral in the event of a loan default, could negatively affect our business, financial condition, and results of operations and the price of our securities.
We were adversely affected by the recent financial crisis, and any future economic downturn could have a material adverse effect on our capital, financial condition, results of operations, and future growth.
The recent financial crisis adversely affected our capital, financial condition and results of operations. In particular, due to the high concentration of loans in the residential construction and development and land acquisition portfolio at the onset of the financial crisis (23% of our total loan portfolio in 2007), our loan portfolio experienced a variety of difficulties as a result of falling real estate prices, increased numbers of foreclosures and higher levels of unemployment. These factors put pressure on our loan portfolio and contributed to elevated levels of NPLs and charge-offs. In 2007, before the financial crisis, our NPLs were $340.7 million, and then peaked at $1.56 billion in 2009. Net charge-offs were $117.1 million in 2007, but reached a peak of $1.46 billion in 2009. We have substantially reduced the percentage of our loans that are in the residential construction and development and land acquisition portfolio (5% of our total loan portfolio as of December 31, 2013), and our credit quality trends continued to show broad-based improvement in 2013. At December 31, 2013, NPLs were $416.3 million, and total net charge-offs for 2013 were $135.4 million.
Our management continually monitors market conditions and economic factors throughout our footprint. While recent economic data suggest that overall economic conditions have improved, as supported by our improved credit trends, we cannot make any assurance that these economic conditions - both nationally and in our principal markets - will not worsen in the future. If these conditions were to worsen, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for loan losses. Furthermore, the demand for loans and our other products and services could decline. Any future increase in our non-performing assets and related increases in our provision for loan losses, coupled with a potential decrease in the demand for loans and our other products and services, would negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations and future growth.
We could realize additional future losses if our levels of non-performing assets increase and/or if we determine to sell certain non-performing assets and the proceeds we receive are lower than the carrying value of such assets.
We could realize additional future losses if the proceeds we receive upon dispositions of non-performing assets are less than the recorded carrying value of such assets, which could adversely affect our results of operations in future periods. Accordingly, we could realize an increased level of credit costs, and possibly losses, in any period during which we determine to dispose of an increased level of distressed assets. Further, although market conditions have improved in the past year, if market conditions experience another downturn, this could negatively impact our ability to dispose of distressed assets, and may result in higher credit losses on sales of distressed assets.
Our net interest income could be negatively affected by the low level of short-term interest rates and a decrease in total loans.
Net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense that we pay on interest-bearing liabilities, is a major component of our income. Our net interest income is our primary source of revenue from our operations. Interest rates during 2009 through 2013 have remained within the range of 0% to 0.25% as set by the Federal Reserve during 2008. A significant portion of our loans, including commercial real estate loans and commercial and industrial loans, bear interest at variable rates. In addition, in order to compete for deposits in our primary market areas, we may offer more attractive interest rates to depositors, or we may have to pursue other sources of liquidity, such as wholesale funds.
Our net interest income was $810.2 million for 2013, a decrease of 5.1% compared to net interest income of $854.1 million for 2012. Our total loans were $20.06 billion as of December 31, 2013 compared to $19.54 billion as of December 31, 2012. Any future decrease in loan yields or lower realized yields on investment securities could reduce our net interest income and could cause additional pressure on net interest income in future periods. This reduction in net interest income also may be exacerbated by the high level of competition that we face in our primary market area. Any significant reduction in our net interest income could negatively affect our business and could have a material adverse impact on our capital, financial condition and results of operations.

If we pursue acquisitions in the future as part of our growth strategy, we may not be able to complete such acquisitions or successfully integrate bank or nonbank acquisitions into our existing operations.
While we have historically pursued acquisitions, we have not pursued any acquisitions since the economic downturn. As economic conditions have improved and we have returned to profitability, we may in the future pursue acquisitions of bank or nonbank operations as a growth strategy. We may not be successful in identifying suitable acquisition candidates and even if we identify such candidates we may not be successful in completing such acquisitions on favorable terms, if at all.
In particular, difficulties may arise in the integration of the business and operations of BHCs, banks and other nonbank entities we acquire and, as a result, we may not be able to achieve the cost savings and synergies that we expect will result from such transactions. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services. Additional operational savings are dependent upon the integration of the acquired entity’s businesses with our businesses, the conversion of core operating systems, data systems and products and the standardization of business practices. The integration could result in higher than expected deposit attrition, loss of key employees, disruption of our businesses or the businesses of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition.
In addition we must generally satisfy a number of meaningful conditions before we can complete an acquisition of another bank or BHC, including federal and/or state regulatory approvals. Also, under the Dodd-Frank Act, U.S. regulators must now take systemic risk into account when evaluating whether to approve a potential acquisition transaction. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted.
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
Failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. As a large financial institution, we depend on our ability to process, record and monitor a large number of customer transactions on a continuous basis. As customer, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.
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
Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor's ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.
We may become subject to supervisory actions and enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our Common Stock and Preferred Stock.
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

As previously disclosed in 2009, Synovus was previously subject to the Synovus MOU with the Atlanta Fed and the GA DBF, and Synovus Bank was also previously subject to the Synovus Bank MOU. Both MOUs were terminated in the second quarter of 2013 and replaced with resolutions adopted by our Board and the Board of Synovus Bank. These board resolutions relate to, among other things, continued emphasis on improving asset quality and maintaining strong levels of capital and liquidity. In addition, Synovus is required to inform and consult with the applicable regulatory agencies in advance of declaring or paying any future dividends on its capital stock, including the Common Stock and the Series C Preferred Stock, with the understanding that those agencies could decide at any time that paying any dividends could be an unsafe or unsound banking practice.
If we are unable to comply with the terms of the board resolutions, or if we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our Common Stock and Series C Preferred Stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our Common Stock. See “Part I - Item 1. Business - Supervision, Regulation, and Other Factors” in this Report for further information.
We are subject to regulatory initiatives applicable to financial institutions that could adversely impact our ability to attract and retain key employees and pursue business opportunities and could put us at a competitive disadvantage compared to our competitors.
Our financial success depends upon our ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees from financial institutions and others. The Dodd-Frank Act provides for the implementation of a variety of corporate governance and compensation practices applicable to all public companies, including Synovus, which may impact certain of Synovus' executive officers and employees. These provisions include, but are not limited to, requiring companies to “claw back” incentive compensation under certain circumstances, provide shareholders the opportunity to cast a non-binding vote on executive compensation, to consider the independence of compensation advisors and new executive compensation disclosure requirements. The Dodd-Frank Act also requires banking regulators to issue regulations or guidelines to prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that may lead to material loss at certain financial institutions with $1 billion or more in assets. Such provisions with respect to compensation, in addition to other competitive pressures, may have an adverse effect on the ability of Synovus to attract and retain skilled personnel. Further, in June 2010, the Federal Reserve, the Office of the Comptroller of the Currency, the Office of Thrift Supervision, and the FDIC jointly issued comprehensive final guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging employees to take imprudent risks. This regulation significantly restricts the amount, form, and context in which we pay incentive compensation. These restrictions may put us at a competitive disadvantage compared to non-financial institutions in terms of attracting and retaining senior level employees.
Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position.
On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which substantially changed, and will continue to change, the legal and regulatory framework under which we operate. The Dodd-Frank Act brought about a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies. Key provisions of the Dodd-Frank Act that have impacted or are likely to impact the operations of Synovus Bank or Synovus include:

•	Creation of the CFPB with centralized authority, including examination and enforcement authority, for consumer protection in the banking industry.

•	New limitations on federal preemption.

•
New prohibitions and restrictions on the ability of a banking entity and nonbank financial company to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund (the “Volcker Rule”).

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

Some of these and other major changes could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. Many of these provisions became effective upon enactment of the Dodd-Frank Act, while others were subject to further study, rulemaking, and the discretion of regulatory bodies and have only recently taken effect or will take effect in coming years. In light of these significant changes and the discretion afforded to federal regulators, we cannot fully predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on Synovus' businesses or its ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect Synovus' business, financial condition or results of operations.
Certain other reform proposals under consideration could result in Synovus becoming subject to stricter capital requirements and leverage limits, and could also affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital, including in ways that may adversely impact our shareholders or creditors. See “Part I - Item 1. Business - Supervision, Regulation and Other Factors” of this Report for further information. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.
If economic conditions worsen or regulatory capital rules are modified, we may be required to undertake additional strategic initiatives to improve our capital position.
During 2009 through 2013, Synovus executed a number of strategic capital initiatives to bolster our capital position against credit deterioration and to provide additional capital as Synovus pursued its aggressive asset disposition strategy. As of December 31, 2013, Synovus' Tier 1 capital ratio was 10.54%, its Tier 1 Common Equity Ratio was 9.93%, and Synovus and Synovus Bank were considered “well capitalized” under current regulatory standards. See “Part I - Item 1. Business - Supervision, Regulation and Other Factors - Prompt Corrective Action” of this Report for further information. This regulatory capital framework has recently changed in important respects as a result of the new rules implementing the Dodd-Frank Act and a separate, international regulatory capital initiative known as “Basel III” (collectively, the “Basel III Capital Rules”). Among other things, the Basel III Capital Rules raise the minimum thresholds for required capital and revise certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum thresholds. The Basel III Capital Rules also introduce a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to the required minimum CET1, Tier 1, and Total Capital ratios identified above. The “capital conservation buffer,” which must consist entirely of CET1, is designed to absorb losses during periods of economic stress. As of December 31, 2013, Synovus’ Tier 1 common equity ratio under Basel III is estimated to be 9.72%, which is in excess of the minimum common equity and additional conservation buffer stipulated by these newly proposed requirements. However, this estimate is based upon management’s interpretation of Basel III and could change based on future regulatory interpretations of Basel III.
While the rules became effective on January 1, 2014 for certain large banking organizations, most U.S. banking organizations, including Synovus and Synovus Bank, have until January 1, 2015 to begin complying with this new framework. Regardless, complying with these new capital requirements will likely affect our operations, and the extent to which we will be affected will be known with more certainty once additional clarity is provided on the underlying details of these new requirements.
In addition, on May 14, 2012, the banking agencies issued guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets, which outlines four “high-level” principles for stress testing practices that should be a part of a banking organization's stress-testing framework. Regulators have stated that they expect banking organizations subject to the guidance to comply with these principles when conducting stress testing in accordance with the Dodd-Frank Act requirements, discussed above. The guidance calls for a banking organization’s stress testing framework to (1) include activities and exercises that are tailored to and sufficiently capture the banking organization's exposures, activities and risks; (2) employ multiple conceptually sound stress testing activities and approaches; (3) be forward-looking and flexible; and (4) be clear, actionable, well-supported, and used in the decision-making process.

Under the new “stress testing” requirements, banking organizations with total consolidated assets of more than $10 billion but less than $50 billion are required to conduct annual company-run stress tests, report the results to their primary federal regulator and the Federal Reserve Board, and publish a summary of the results. Under the rules, stress tests must be conducted using certain scenarios that the Federal Reserve Board will publish by November 15 of each year. These new rules require a banking organization with between $10 and $50 billion in assets to conduct its first stress test using financial statement data as of September 30, 2013, and to report the results by March 31, 2014. In addition, the rules will require such organizations to begin publicly disclosing a summary of certain stress test results in 2015 with respect to the stress test conducted in the fall of 2014. This public disclosure of these stress tests could result in reputational harm if our results are worse than those of our competitors.
Moreover, the federal bank regulators have issued a series of guidance and rulemakings applicable to “large banks.” While many of these do not currently apply to us due to our asset size, these issuances could impact industry capital standards and practices in many potentially unforeseeable ways.
Synovus continues to actively monitor economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements, and engages in regular discussions with its regulators regarding capital at both Synovus and Synovus Bank. As part of its ongoing management of capital, Synovus will continue to identify, consider, and pursue additional strategic initiatives to bolster its capital position as deemed necessary, including strategies that may be required to meet the requirements of Basel III and other regulatory initiatives regarding capital. The need to maintain more capital and greater liquidity than historically has been required could limit our business activities, including lending, and our ability to expand, either organically or through future acquisitions. It could also result in us taking steps to increase our capital that may be dilutive to shareholders or limit our ability to pay dividends or otherwise return capital to shareholders.
Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results.
We may be unable to access historical and alternative sources of liquidity, including the capital markets, brokered deposits and borrowings from the FHLB, which could adversely affect our overall liquidity. Liquidity represents the extent to which we have readily available sources of funding needed to meet the needs of our depositors, borrowers and creditors; to support asset growth, and to otherwise sustain our operations and the operations of our subsidiary bank. In managing our consolidated balance sheet, we depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Sources of funding available to us, and upon which we rely as regular components of our liquidity and funding management strategy, include borrowings from the FHLB and brokered deposits. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” and “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” of this Report for further information. We also have historically enjoyed a solid reputation in the capital markets and have been able to raise funds in the form of either short- or long-term borrowings or equity or debt issuances. If, due to market disruptions, perceptions about our credit ratings or other factors, we are unable to access the capital markets in the future, our capital resources and liquidity may be adversely affected.
In general, the amount, type and cost of our funding, including from other financial institutions, the capital markets and deposits, directly impacts our costs in operating our business and growing our assets and can therefore positively or negatively affect our financial results. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, further reductions in our debt ratings, financial results and losses, changes within our organization, specific events that adversely impact our reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our assets, the corporate and regulatory structure, interest rate fluctuations, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. Also, we compete for funding with other banks and similar companies, many of which are substantially larger, and have more capital and other resources than we do. In addition, as some of these competitors consolidate with other financial institutions, these advantages may increase. Competition from these institutions may increase the cost of funds.
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
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company for various needs including potential capital infusions into subsidiaries, the servicing of debt, and the payment of dividends on our Common Stock and Preferred Stock.The primary source of liquidity for Synovus consists of dividends from Synovus Bank which is governed by certain rules and regulations of the GA DBF and FDIC. Synovus received $680.0 million in dividends from Synovus Bank in 2013 but did not receive any dividends from Synovus Bank during 2012 and 2011. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall condition. See “Part I - Item 1A. Risk Factors - We may not be able to generate sufficient cash to service all of our debt and repay maturing debt obligations.” of this Report. In addition, under a resolution adopted by its Board, Synovus Bank is currently prohibited from paying any cash dividends to the Parent Company without regulatory approval, and other GA DBF rules and related statutes contain additional restrictions on payments of dividends by Synovus Bank. See "Part I - Item 1. Business - Supervision, Regulatory and Other Factors - Dividends" of this Report for further information. Synovus expects that it will receive dividends from Synovus Bank in 2014. If Synovus does not receive dividends from Synovus Bank in 2014, its liquidity could be adversely affected. In addition to dividends from Synovus Bank, we have historically had access to a number of alternative sources of liquidity, including the capital markets, but there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. If our access to these traditional and alternative sources of liquidity is diminished or only available on unfavorable terms, then our overall liquidity and financial condition will be adversely affected.
Our status as a non-investment grade issuer could increase the cost of our funding from the capital markets and impact our liquidity.
Our long-term debt is currently rated as below investment grade by Moody's Investors Service, Standard and Poor's Ratings Services and Fitch Ratings. The ratings agencies regularly evaluate us and Synovus Bank, and their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. We cannot predict whether existing customer relationships or opportunities for future relationships could be further affected by customers who choose to do business with a higher rated institution. See “Part I - Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results.” of this Report.
We may not be able to generate sufficient cash to service all of our debt and repay maturing debt obligations.
As of December 31, 2013, Synovus and its consolidated subsidiaries had $2.03 billion of long-term debt outstanding. Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our debt, to refinance our debt or to fund capital expenditures will depend on our future financial and operating performance and our ability to maintain adequate liquidity. Prevailing economic conditions (including interest rates), regulatory constraints, including, among other things, on distributions to us from our subsidiaries and required capital levels with respect to our subsidiary bank and financial subsidiaries, business and other factors, many of which are beyond our control, may also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity, and we may not be able to refinance any of our debt when needed on commercially reasonable terms or at all. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay investments in our business, sell assets, seek to obtain additional equity or debt financing or restructure our debt on terms that may not be favorable to us.
We may be unable to pay dividends on our Common Stock and Preferred Stock.
Holders of our Common Stock and Preferred Stock are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Although we have historically paid a quarterly cash dividend to the holders of our Common Stock and Preferred Stock we are not legally required to do so. Further, the Federal Reserve could decide at any time that paying any dividends on our Common Stock or Preferred Stock could be an unsafe or unsound banking practice. Finally, under a resolution adopted by our Board, we are required to, among other things, inform and consult with applicable regulatory agencies in advance of declaring or paying any future dividends, with the understanding that those regulatory agencies could decide at any time that paying any dividends could be an unsafe or unsound banking practice. The reduction or elimination of dividends paid on our Common Stock or Preferred Stock could adversely affect the market price of our Common Stock or Preferred Stock, as applicable. In addition, if we fail to pay dividends on our Series C Preferred Stock for six quarters, whether or not consecutive, the holders of the Series C Preferred Stock shall be entitled to certain rights to elect two directors to our board of directors.
For a discussion of current regulatory limits on our ability to pay dividends, see “Part I - Item 1. Business - Supervision, Regulation and Other Factors - Dividends,” “Part I - Item 1A - Risk Factors - We may become subject to supervisory actions and enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our Common Stock and Preferred Stock.” and “Part II - Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities - Dividends” in this Report for further information.
We may not be able to realize our deferred tax assets in the future and they may be subject to additional valuation allowances, which could adversely affect our operating results and regulatory capital ratios.
As of December 31, 2013, Synovus had $744.6 million in net deferred tax assets, of which $618.5 million was disallowed when calculating regulatory capital. Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. In 2012, management concluded that substantially all of its deferred tax assets would be realized based upon future taxable income resulting in significant reduction in the valuation allowance. Synovus had a valuation allowance of $14.6 million at December 31, 2013, which is related to specific state income tax credits that have various expiration dates through the tax year 2018 and are expected to expire before they can be utilized.
The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of Synovus' deferred tax asset. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on our financial condition and results of operations. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Tax Expense” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 24 - Income Taxes" in this Report for further information.
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
In April 2010, we adopted a Rights Plan, which was approved by our shareholders in April 2011 at our 2011 annual meeting. In April 2013, our Board extended the Rights Plan to April 26, 2016. The Rights Plan provides an economic disincentive for any one person or group acting in concert to become an owner, for relevant tax purposes, of 5% or more of our stock and is intended to protect our NOLs from the potential negative consequence of an ownership change as defined under Section 382 of the Internal Revenue Code.
While adoption of the Rights Plan should reduce the likelihood that future transactions in our stock will result in an ownership change, there can be no assurance that the Rights Plan will be effective to deter a stockholder from increasing its ownership interests beyond the limits set by the Rights Plan or that an ownership change will not occur in the future, especially if the Rights Plan is not extended or a new Rights Plan is not adopted when the current Rights Plan terminates. Furthermore, our ability to enter into future transactions, including those requiring the issuance of additional ownership interests, may be impaired if such transactions result in an unanticipated “ownership change” under Section 382. If an “ownership change” under Section 382 were to occur, the value of our net operating losses and a portion of the net unrealized built-in losses will be impaired.
We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition.
Synovus Mortgage sells the majority of all the mortgage loans that it originates. While the loans are sold without recourse, the purchase agreements require Synovus Mortgage to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that loans sold were in breach of these representations or warranties, Synovus Mortgage has obligations to either repurchase the loan at the unpaid principal balance and related investor fees or make the purchaser whole for any economic losses associated with the loan. In addition, the Dodd-Frank Act contains provisions designed to address perceived deficiencies in the residential mortgage loan origination and underwriting process, in part by creating new documentation requirements and underwriting criteria and increasing the potential liability of Synovus and Synovus Mortgage to their customers if Synovus and Synovus Mortgage fail to take steps to ensure and document that each borrower has the capacity and the ability to repay their loans.
To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. From January 1, 2005 through December 31, 2013, Synovus Mortgage originated and sold approximately $7.9 billion of first lien GSE eligible mortgage loans and approximately $3.4 billion of first and second lien non-GSE eligible mortgage loans. The total expense pertaining to losses from repurchases of mortgage loans previously sold, including amounts accrued in accordance with ASC 450, was $1.7 million, $6.7 million and $4.1 million, for the years ended December 31, 2013, 2012, and 2011, respectively. The total accrued liability related to mortgage repurchase claims was $4.1 million and $5.2 million at December 31, 2013 and 2012, respectively.
The Consumer Financial Protection Bureau, or CFPB, recently issued “ability-to-repay” and “qualified mortgage” rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results and financial condition.
Pursuant to its new authority, in January 2013, the CFPB adopted a rule that implements the ability-to-repay and qualified mortgage provisions of the Dodd-Frank Act (the “ATR/QM rule”). In May, July and October 2013 the CFPB issued rules amending certain provisions of the ATR/QM rule. The final ATR/QM rule, which took effect on January 10, 2014, will likely impact our residential mortgage lending practices, and the residential mortgage market generally.
The ATR/QM rule requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The ATR/QM rule defines a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43 percent. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). As the definition of “qualified mortgage” provides either a safe harbor or a rebuttable presumption of compliance with the ability-to-repay requirements, the definition is expected to establish the parameters for the majority of consumer mortgage lending in the U.S.
Reflecting the CFPB's focus on the residential mortgage lending market, the CFPB has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) and has proposed, but not finalized, integrated mortgage disclosure rules that will replace and combine certain existing requirements under the Truth in Lending Act and the Real Estate Settlement Procedures Act. The CFPB has indicated that it expects to issue additional mortgage-related rules in the future.
The new “qualified mortgage” rules may increase our compliance burden and reduce our lending flexibility and discretion, which could negatively impact our ability to originate new loans and the cost of originating new loans. Any loans that we make outside of the “qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property. Additionally, qualified “higher priced mortgages” only provide a rebuttable presumption of compliance and thus may be more susceptible to challenges from borrowers. It is difficult to predict how the CFPB's “qualified mortgage” rules will impact us when they take effect, but any decreases in loan origination volume or increases in compliance and foreclosure costs could negatively affect our business, operating results and financial condition.
The costs and effects of litigation, investigations or similar matters involving us or other financial institutions or counterparties, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.
We may be involved from time to time in a variety of litigation, investigations, inquiries or similar matters arising out of our business, including those described in “Part I - Item 3. Legal Proceedings” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 21 - Legal Proceedings" of this Report. Synovus cannot predict the outcome of these or any other legal matters. We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. For those legal matters where the amounts associated with the claims are not probable and the costs cannot be reasonably estimated, Synovus estimates a range of reasonably possible losses. As of December 31, 2013, Synovus' management currently estimates the aggregate range of reasonably possible losses resulting from our outstanding litigation, including, without imitation, the matters described in this Report is from zero to $25.0 million. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be higher (or lower). As there are further developments in these legal matters, Synovus will reassess these matters and the estimated range of reasonably possible losses may change as a result of this assessment. In addition, in the future, we may need to record additional litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management's attention and other resources away from our business.
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
Our stock price is subject to fluctuations, and the value of your investment may decline.
The trading price of our Common Stock is subject to wide fluctuations. The stock market in general, and the market for the stocks of commercial banks and other financial services companies in particular, has experienced significant price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our Common Stock, regardless of our operating performance, and the value of your investment may decline.
ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE.

ITEM 2. PROPERTIES
We and our subsidiaries own or lease all of the real property and/or buildings in which we operate business. All of such buildings are in a good state of repair and are appropriately designed for and are suitable for the purposes for which they are used.
As of December 31, 2013, we and our subsidiaries owned 270 facilities encompassing approximately 2,425,172 square feet and leased from third parties 70 facilities encompassing approximately 782,938 square feet. The owned and leased facilities are primarily comprised of office space from which we conduct our business. The following table provides additional information with respect to our leased facilities:

Table 6 - Properties
Square Footage	Number of Locations	Average Square Footage
Under 3,000	14	1,604
3,000 – 9,999	39	4,918
10,000 – 18,999	4	14,091
19,000 – 30,000	6	24,713
Over 30,000	7	52,005

See "Part II - Item 8. Financial Statements and Supplementary Data - Note 20 - Commitments and Contingencies' of this Report for further information.
ITEM 3. LEGAL PROCEEDINGS
Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. In the wake of the recent financial credit crisis, Synovus, like many other financial institutions, has become the target of numerous legal actions and other proceedings asserting claims for damages and related relief for losses resulting from the recent financial crisis. These actions include claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including several purported putative class action matters. In addition to actual damages if Synovus does not prevail in any asserted legal action, credit-related litigation could result in additional write-downs or charge-offs of assets, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off occurred.
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
ITEM 4. MINE SAFETY DISCLOSURES
NOT APPLICABLE.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
Shares of our Common Stock are traded on the NYSE under the symbol “SNV.” On February 27, 2014, the closing price per share of our Common Stock as quoted, at the end of regular trading, on the NYSE was $3.47.
Market and Stock Price Information
The table below sets forth the high and low sales prices of our Common Stock during the years ended December 31, 2013 and December 31, 2012 as reported on the NYSE.

Table 7 – Stock Price Information	High	Low
2013
Quarter ended December 31, 2013	$3.61	3.17
Quarter ended September 30, 2013	3.52	2.90
Quarter ended June 30, 2013	2.92	2.46
Quarter ended March 31, 2013	$2.90	2.41

2012
Quarter ended December 31, 2012	$2.60	2.07
Quarter ended September 30, 2012	2.51	1.81
Quarter ended June 30, 2012	2.17	1.67
Quarter ended March 31, 2012	$2.22	1.43

As of February 13, 2014, there were 972,411,548 shares of Synovus Common Stock issued and outstanding and 19,161 shareholders of record of Synovus Common Stock, some of which are holders in nominee name for the benefit of a number of different shareholders.
Dividends
The table below sets forth information regarding dividends declared on our Common Stock during the years ended December 31, 2013 and 2012.

Table 8 – Dividends	Date Paid	Per Share Amount
2013
Quarter ended December 31, 2013	January 2, 2014	$0.01
Quarter ended September 30, 2013	October 1, 2013	0.01
Quarter ended June 30, 2013	July 1, 2013	0.01
Quarter ended March 31, 2013	April 1, 2013	$0.01

2012
Quarter ended December 31, 2012	January 2, 2013	$0.01
Quarter ended September 30, 2012	October 1, 2012	0.01
Quarter ended June 30, 2012	July 2, 2012	0.01
Quarter ended March 31, 2012	April 2, 2012	$0.01

In addition to dividends paid on Synovus’ Common Stock, Synovus paid dividends of $33.7 million and $48.4 million to the U.S. Treasury on its Series A Preferred Stock during 2013 and 2012, respectively. On July 26, 2013, Synovus redeemed all 967,870 shares of its Series A Preferred Stock. During 2013, Synovus also paid dividends of $2.7 million on its Series C Preferred Stock, which was issued in July 2013.

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
Synovus' ability to pay dividends is partially dependent upon dividends and distributions that it receives from Synovus Bank and its non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities. Synovus received $680.0 million in dividends from Synovus Bank in 2013 but did not receive any dividends from Synovus Bank during 2012 and 2011. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall financial condition. See "Part I - Item 1. Business - Supervision, Regulation and Other Factors - Dividends" of this Report for further information.
As a result of the board resolutions described in “Part I - Item 1. Business - Supervision, Regulation, and Other Factors" of this Report, we are required to inform and consult with applicable regulatory agencies in advance of declaring or paying any future dividends on our capital stock, including our Common Stock and Series C Preferred Stock, with the understanding that those regulatory agencies could decide at any time that paying any dividends could be an unsafe or unsound banking practice. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has in some cases discouraged payment unless both asset quality and capital are very strong. In addition, pursuant to the terms of the Synovus Bank board resolution, Synovus Bank cannot pay any cash dividends without the approval of the FDIC and the Georgia Commissioner. Additionally, Synovus is subject to contractual restrictions that limit its ability to pay dividends if there is an event of default under such contract. Synovus in the future may become subject to additional supervisory actions and/or enhanced regulation that could have a material negative effect on business, operating flexibility, financial condition, and the value of our Common Stock and Preferred Stock.
See “Part I - Item 1. Business - Supervision, Regulation and Other Factors - Dividends," "Part I - Item 1A. Risk factors - We may become subject to supervisory actions and enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our Common Stock and Preferred Stock.” and “Part I - Item 1A. Risk Factors - We may be unable to pay dividends on our Common Stock and Preferred Stock.” of this Report for additional information regarding dividends on Synovus stock.

Stock Performance Graph
The following graph compares the yearly percentage change in cumulative shareholder return on Synovus stock with the cumulative total return of the Standard & Poor's 500 Index and the KBW Regional Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2008 and reinvestment of all dividends).

Table 9 - Stock Performance
	2008	2009	2010	2011	2012	2013
Synovus	$100	25.18	32.92	18.08	31.93	47.44
Standard & Poor's 500 Index	100	125.92	144.58	147.6	171.04	225.85
KBW Regional Bank Index	$100	77.69	93.37	88.49	100.17	146.56

Issuer Purchases of Equity Securities
Synovus did not repurchase any shares of Common Stock during 2012 or 2013.

ITEM 6. SELECTED FINANCIAL DATA

Table 10 - Selected Financial Data	Years Ended December 31,
(in thousands, except per share data)	2013		2012		2011		2010	2009
Income Statement
Total revenues(1)	$1,060,818		1,128,941		1,188,021		1,292,951	1,406,913
Net interest income	810,192		854,117		924,154		986,333	1,010,310
Provision for loan losses	69,598		320,369		418,795		1,131,274	1,805,599
Non-interest income	253,571		313,966		338,874		305,347	410,670
Non-interest income excluding investment securities (gains)losses, net	250,627		274,824		263,827		306,618	396,603
Non-interest expense	741,537		816,237		903,765		1,009,576	1,221,289
Income (loss) from continuing operations, net of income taxes	159,383		830,209		(60,844)		(834,019)	(1,433,931)
Income from discontinued operations, net of income taxes(2)	—		—		—		43,162	4,590
Net income (loss)	159,383		830,209		(60,844)		(790,857)	(1,429,341)
Net income (loss) attributable to non-controlling interest	—		—		(220)		(179)	2,364
Net income (loss) available to controlling interest	159,383		830,209		(60,624)		(790,678)	(1,431,705)
Dividends and accretion of discount on preferred stock	40,830		58,703		58,088		57,510	56,966
Net income (loss) available to common shareholders	118,553		771,506		(118,712)		(848,188)	(1,488,671)

Per share data
Basic net income (loss) per common share:
Net income (loss) from continuing operations available to common shareholders	0.13		0.98		(0.15)		(1.30)	(4.00)
Net income (loss) available to common shareholders	0.13		0.98		(0.15)		(1.24)	(3.99)
Diluted net income (loss) per common share:
Net income (loss) from continuing operations available to common shareholders	0.13		0.85		(0.15)		(1.30)	(4.00)
Net income (loss) available to common shareholders	0.13		0.85		(0.15)		(1.24)	(3.99)
Cash dividends declared on Common Stock	0.04		0.04		0.04		0.04	0.04

Balance Sheet
Investment securities available for sale	3,199,358		2,981,112		3,690,125		3,440,268	3,188,735
Loans, net of deferred fees and costs	20,057,798		19,541,690		20,079,813		21,585,763	25,383,068
Deposits	20,876,790		21,057,044		22,411,752		24,500,304	27,433,533
Long-term debt	2,033,141		1,726,455		1,364,727		1,808,161	1,751,592
Total shareholders’ equity	2,948,985		3,569,431		2,827,452		2,997,918	2,851,041
Average total shareholders’ equity	3,295,497		2,859,127		2,907,339		3,134,335	3,285,014
Average total assets	$26,329,244		$26,369,321		$28,512,193		31,966,180	34,423,617

Performance ratios and other data
Return on average assets	0.61%		3.15		(0.21)		(2.47)	(4.16)
Return on average equity	4.84		29.04		(2.09)		(25.23)	(43.58)
Net interest margin	3.40		3.50		3.51		3.36	3.19
Dividend payout ratio(3)	30.77		4.71		nm		nm	nm
Average shareholders’ equity to average assets	12.52		10.84		10.20		9.81	9.54
Tangible common equity to tangible assets ratio(4)	10.68		9.66		6.81		6.73	5.74
Earnings to fixed charges ratio	2.19	x	0.87	x	0.59	x	nm	nm
Average common shares outstanding, basic	892,462		786,466		785,272		685,186	372,943
Average common shares outstanding, diluted	939,580		910,102		785,272		685,186	372,943

(1)	Consists of net interest income and non-interest income excluding investment securities (gains) losses, net.

(2)
Discontinued operations for the years ended December 31, 2010 and 2009 include the revenues and expenses of Synovus’ merchant services business, the sale of which was completed on March 31, 2010. Additionally, discontinued operations for the year ended December 31, 2010 include a $42.4 million gain, after tax, on the sale of the merchant services business.

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

Executive Summary
The following financial review provides a discussion of Synovus' financial condition, changes in financial condition, and results of operations as well as a summary of Synovus' critical accounting policies. This section should be read in conjunction with the audited consolidated financial statements and accompanying notes included in Part II Item 8 - Financial Statements and Supplementary Data of this Report.
Economic Overview
The consensus opinion, heading into the final quarter of 2013, was for the Federal Reserve to defer the tapering of its Quantitative Easing program until 2014 (after September’s announcement that no action would be taken, due in part to an imminent government shutdown and increased global risk). However, in December 2013 the Federal Reserve decided to implement a taper of $10 billion, an amount that would evenly reduce both Treasury securities and agency mortgage-backed securities purchases. This action was interpreted by the market as positive evidence of the Federal Reserve’s belief that domestic economic recovery is on solid footing and indicates a healthier economic outlook than that offered at the beginning of 2013.
The unemployment rate declined to 6.7% at the close of 2013, compared to 2012's closing unemployment level of 7.8%; organic job growth and demographic shifts that fostered labor force declines combined to push the rate downward. Within the Synovus footprint (Georgia, Alabama, South Carolina, Tennessee and Florida), most Metropolitan Statistical Areas (MSAs) showed declining unemployment, some mainly due to organic job growth (e.g., Tampa-St. Petersburg-Clearwater, Florida MSA), and others due to labor force reductions (e.g., Birmingham-Hoover, Alabama MSA). Within the Synovus MSA footprint, the lowest unemployment rate for 2013 was 4.5% in the Crestview-Fort Walton Beach-Destin, Florida MSA, while the highest MSA unemployment rate was 9.5% in the Dalton, Georgia MSA (though this market exhibited a more than 300 bps improvement during the fourth quarter of 2013). Tennessee is the only Synovus footprint state that concluded the 2013 year with an unemployment rate higher than a year ago, with 8.1% at year-end 2013 compared to 7.7% at year-end 2012. Propelled by growth in large MSAs such as Tampa-St. Petersburg-Clearwater, Florida MSA, Pensacola-Ferry Pass-Brent, Florida MSA and Orlando-Kissimmee-Sanford, Florida MSA, the state of Florida led the Synovus footprint with a 220 bps improvement in the unemployment rate, ending 2013 at 6.4%.
The Conference Board Consumer Confidence Index ended the year at 77.5, down from an 81.8 peak in August. Consumer spending remained relatively healthy throughout the year; a shortened holiday retail season and poor weather negatively impacted brick and mortar sales yet boosted on-line purchases by year-end, causing some ambivalence in the interpretation of retail sales results. Automobile sales reached an annualized level of 16.4 million units in November, out-pacing estimates for the year. The National Federation of Independent Businesses Small Business Optimism Index rose from a year-end 2012 level of 88.9 to a 2013 year-end level of 92.5; the index peaked in May at 94.4.
Fixed, thirty year mortgage rates increased from 3.35% at year-end 2012, to 4.46% at year-end 2013, driven mainly by the commencement of Quantitative Easing tapering and solid economic growth. After an initial first and second quarter 2013 surge, the pace of permitting in residential construction (including multi-family) slowed over the second half of the year, as evidenced by reductions in permit volume in many MSAs within the Synovus footprint. During 2013, median home sale prices generally increased year-over-year, where Atlanta-Sandy Springs-Roswell, Georgia MSA, for example, led the Synovus MSAs with a 42% year-over-year increase, an improvement that is generally attributed to a declining number of foreclosure and distressed asset sales, as well as to improving market conditions. Nationally, median home prices rose 9.4% year-over-year during 2013.
Commercial real estate continued its recovery through 2013, as asset values pushed higher, particularly in the multi-family and industrial/warehouse sectors where capitalization rates are at or near historical lows and rents have generally exceeded pre-recession levels. The hospitality segment recovered through 2013, specifically in Atlanta, where gains were realized in occupancies, revenues, and bookings. Premium pricing for major metro market properties pushed investors seeking adequate yields towards secondary markets and major inland transportation hubs. There is currently some general concern in the office sector, specifically the medical subsector, where the impact of the Affordable Care Act is unclear. There is risk that expense control by hospitals and the consolidation of independent physician practices could result in an oversupply of vacant medical office space.
The United States economy experienced improved GDP growth in 2013. The fourth quarter of 2013 reportedly saw 3.2% GDP growth, while the third quarter of 2013 posted 4.1% GDP growth, the most notable economic expansion since the fourth quarter of 2011. U.S. GDP growth was 2.2% in 2012.

Although uncertainties continue to exist in global markets in 2013, some signs of improvement were observed. Latin American economies became stronger during 2013, particularly in Mexico and Brazil which set the pace in South America despite deteriorating circumstances in Argentina and Venezuela. The economy in Great Britain showed strong recovery in 2013 and should continue to recover, and Germany is expected to continue to set the standard for economic health in Europe. On the other hand, China exhibited GDP growth in excess of 7% in 2013; this is viewed negatively as it marks the worst growth rate in 14 years, due primarily to lower consumption of its exports. Tensions in the Middle East related to Egypt and Syria were a constant source of concern in 2013; improvement is expected, though chronic instability ensures some impact on the global economy in 2014. Domestically, lower energy prices, a new budget deal that tempers austerity measures, and increased consumption should power America's growth. At this time, Synovus does not have direct exposure to global markets, but it will continue to monitor the impact of international developments on domestic economic activity and will determine the most appropriate strategies to pursue.
Overview of 2013 Financial Results
Net income available to common shareholders was $118.6 million, or $0.13 per diluted common share for the year ended December 31, 2013, as compared to $771.5 million or $0.85 per diluted common share, respectively, for the year ended December 31, 2012.
The 2012 results reflect an income tax benefit of $798.7 million, which was primarily due to the $802.8 million income tax benefit recognized upon the reversal of the deferred tax asset valuation allowance during the three months ended December 31, 2012. The 2013 results reflect income tax expense at a blended rate of 36.9% following the reversal of the deferred tax asset valuation allowance in 2012.
Total credit costs declined significantly during 2013 and drove the earnings improvement for the year. Total credit costs (consisting primarily of provision for loan losses and foreclosed real estate expense) were $118.0 million in 2013, a $314.7 million or 72.7% decline from 2012. Credit costs for 2012 include approximately $157.0 million in distressed asset disposition charges recorded during the fourth quarter which primarily related to a bulk sale. In addition to the impact of lower distressed asset disposition costs, the decline in credit costs reflects the continued broad-based improvement in credit quality during 2013 including significant reductions in NPL inflows, net charge-offs, substandard, and special mention loans.
Non-performing assets ended the year at $539.6 million, down $163.5 million or 23.2% from December 31, 2012, while NPL inflows declined $402.0 million or 62.7% during the year to $239.4 million. Net charge-offs totaled $135.4 million, or 0.69% of average loans, in 2013 down from $483.5 million or 2.45% of average loans in 2012. Substandard accruing loans declined 19.4% during the year to $542.4 million, while loans rated special mention declined 38.2% to $850.6 million.
Pre-tax, pre-credit costs income (which excludes provision for loan losses, other credit costs, securities gains and losses, litigation loss contingency expense, and certain other items) was $390.3 million in 2013, down 10.6% or $46.4 million from 2012. The decrease in pre-tax, pre-credit costs income was driven by a $43.9 million or 5.1% decrease in net interest income resulting mainly from a 10 bps decrease in the net interest margin and a slight decrease in average loans, and a $24.2 million or 8.8% decrease in non-interest income excluding securities gains, partially offset by a $21.8 million or 3.1% decrease in adjusted non-interest expense. The decrease in adjusted non-interest expense reflects the impact of efficiency initiatives implemented during 2013 and 2012, which drove the 5.4% decline in headcount for the year. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for further information.
Total loans ended the year at $20.06 billion, a $516.1 million or 2.6% increase from a year ago. The increase was driven by a $431.2 million or 4.5% growth in C&I loans and a $153.5 million or 4.4% increase in retail loans. Total commercial real estate loans declined $60.1 million or 0.9% during the year, reflecting a $150.2 million or 3.4% increase in investment property loans while 1-4 family properties and land acquisition loans declined $210.3 million or 10.1%.
Total deposits decreased by $180.3 million or 0.9% from a year ago. Excluding brokered deposits and time deposits, total deposits declined $96.4 million or 0.6% from a year ago. At December 31, 2013, brokered deposits represented 5.2% of total deposits, unchanged from December 31, 2012.
Total shareholders’ equity at December 31, 2013 was $2.95 billion, a $620.4 million decline from a year ago. The change in shareholders’ equity for the year reflects a $967.9 million reduction from the July 2013 TARP redemption, as well as an increase of $301.0 million from the Common Stock and Series C Preferred Stock offerings completed in July 2013 in connection with the TARP redemption. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" of this Report for further discussion regarding Synovus' Series A Preferred Stock and related redemption of TARP.

Consolidated Financial Highlights
A summary of Synovus’ financial performance for the years ended December 31, 2013 and 2012 is set forth in the table below.

Table 11 - Consolidated Financial Highlights
	Years Ended December 31,
(dollars in thousands, except per share data)	2013	2012	Change
Net interest income	$810,192	854,117	(5.1)%
Provision for loan losses	69,598	320,369	(78.3)
Non-interest income	253,571	313,966	(19.2)
Adjusted non-interest income (1)	253,589	266,591	(4.9)
Non-interest expense	741,537	816,237	(9.2)
Adjusted non-interest expense (1)	670,503	692,271	(3.1)
Income before income taxes	252,628	31,477	nm
Pre-tax, pre-credit costs income (1)	390,315	436,670	(10.6)
Net income	159,383	830,209	(80.8)
Net income available to common shareholders	118,553	771,506	(84.6)
Net income available to common shareholders, basic	0.13	0.98	(86.5)
Net income available to common shareholders, diluted	0.13	0.85	(85.1)

	December 31,
	2013	2012	Change
Loans, net of deferred fees and costs	$20,057,798	19,541,690	2.6%
Total deposits	20,876,790	21,057,044	(0.9)
Core deposits (1)	19,782,788	19,964,295	(0.9)
Core deposits excluding time deposits (1)	16,284,588	16,380,991	(0.6)

Net interest margin	3.40%	3.50	(10	) bps
Non-performing assets ratio	2.67	3.57	(90)
Past due loans over 90 days	0.02	0.03	(1)
Net charge-off ratio	0.69	2.45	(176)

Tier 1 capital	$2,351,493	2,832,244	(17.0)%
Tier 1 common equity (1)	2,215,631	1,864,917	18.8
Total risk-based capital	2,900,865	3,460,998	(16.2)
Tier 1 capital ratio	10.54%	13.24	(270	) bps
Tier 1 common equity ratio (1)	9.93	8.72	121
Total risk-based capital ratio	13.00	16.18	(318)
Total shareholders’ equity to total assets ratio (1)	11.25	13.34	(209)
Tangible common equity to tangible assets ratio (1)	10.68	9.66	102

(1)	See reconciliation of "Non-GAAP Financial Measures" in this Report.

Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with U.S. GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the accounting for the allowance for loan losses, contingent liabilities related to legal matters, deferred tax assets valuation allowance, other real estate, and determining the fair value of financial instruments. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are applied in the application of these policies.
Allowance for Loan Losses
The allowance for loan losses is a significant accounting estimate that is determined through periodic and systematic detailed reviews of the Company’s loan portfolio. These reviews are performed to assess the inherent risk for probable loss within the portfolio and to ensure consistency between fluctuations in the allowance and both credit events within the portfolio and prevailing credit trends. The economic and business climate in any given industry or market is difficult to gauge and can change rapidly, and the effects of those changes can vary by borrower. Significant judgments and estimates are necessary in the determination of the allowance for loan losses. Significant judgments include, among others, loan risk ratings and classifications, the determination and measurement of impaired loans, the timing of loan charge-offs, the probability of loan defaults, the net loss exposure in the event of loan defaults, qualitative loss factors, management’s plans, if any, for disposition of certain loans, as well as other qualitative considerations. In determining an adequate allowance for loan losses, management makes numerous assumptions, estimates, and assessments, which are inherently subjective. The use of different estimates or assumptions could have a significant impact on the provision for loan losses, allowance for loan losses, non-performing loans, loan charge-offs, financial condition and results of operations.
During the third quarter of 2013, Synovus implemented a Dual Risk Rating allowance for loan losses methodology (DRR methodology) for certain components of the commercial and industrial loan portfolio.  The DRR includes sixteen probabilities of default categories and nine categories for estimating losses given an event of default.   The result is an expected loss rate established for each borrower.   The DRR methodology is considered to be a more refined estimate of the inherent risk of loss.   Management currently expects to implement  the DRR methodology for additional components of the commercial loan portfolio over the next few years.   The implementation is expected to be in multiple phases, with each component determined based primarily on loan type and size.   The timing of future implementations will depend upon completion of applicable data analysis and model assessment.   Once full implementation is completed, management estimates that the DRR methodology will be utilized to calculate the allowance for loan losses on commercial loans amounting to over 30% of the total loan portfolio.
Contingent Liabilities
Synovus estimates its contingent liabilities with respect to outstanding legal matters based on information currently available to management, management’s estimates about the probability of outcomes of each case and the advice of legal counsel. In accordance with guidance in ASC 450-25-2, management accrues an estimated loss from a loss contingency when information available indicates that it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. In addition, it must be probable that the loss will be confirmed by some future event. Significant judgment is required in making these estimates and management must make assumptions about matters that are highly uncertain. Accordingly, the actual loss may be more or less than the current estimate.
In many situations, Synovus may be unable to estimate reasonably possible losses due to the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. As there are further developments, Synovus will reassess these legal matters and the related potential liabilities and will revise, when needed, its estimate of contingent liabilities. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 21 - Legal Proceedings" of this Report for further discussion.
Deferred Taxes and Valuation Allowance
ASC 740-30-25 provides accounting guidance for determining when an entity is required to record a valuation allowance on its deferred tax assets. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered, including taxable income in prior carryback years, future reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. The predictability that future taxable income, exclusive of reversing temporary differences, will occur is the most subjective of these four sources. Changes in the valuation allowance are recorded through income tax expense.
Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence.
The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at December 31, 2013, that it is more likely than not that the net deferred tax assets of $744.6 million will be realized is based primarily upon management's estimate of future taxable income. Management's estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable, although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on Synovus’ consolidated financial condition or results of operations.
Other Real Estate
Other real estate consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. At foreclosure, ORE is reported at the lower of cost or fair value less estimated selling costs, which establishes a new cost basis. Subsequent to foreclosure, ORE is evaluated quarterly and reported at fair value less estimated selling costs, not to exceed the new cost basis, determined by review of current appraisals, as well as the review of comparable sales and other estimates of fair value obtained principally from independent sources, changes in absorption rates or market conditions from the time of the latest appraisal received or previous re-evaluation performed, and anticipated sales values considering management's plans for disposition, which could result in an adjustment to lower the fair value estimates indicated in the appraisals.
Significant judgments and complex estimates are required in estimating the fair value of ORE. In response to market conditions and other economic factors, management may utilize liquidation sales as part of Synovus' distressed asset disposition strategy. As a result of the significant judgment required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the estimated fair value of ORE. Management reviews the fair value of ORE each quarter and adjusts the values as appropriate.
Fair Value Measurements
Synovus reviews assets, liabilities and other financial instruments that are either required or elected to be carried, reported, or disclosed at fair value, and determines the valuation of these instruments in accordance with FASB ASC Topic 820, Fair Value Measurements, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Synovus assesses the fair value measurements of each instrument on a periodic basis, but no less than quarterly.
Synovus determines the fair value of its financial instruments based on the fair value hierarchy established under ASC 820, which provides a three-level framework for determining the appropriate fair value for a particular asset or liability. Fair value may be based on quoted market prices for identical assets or liabilities traded in active markets (Level 1 valuations). If market prices are not available, quoted prices for similar instruments in active markets, quoted prices in markets that are not active or model-based valuation techniques for which all significant assumptions are derived principally from or corroborated by observable market data are used (Level 2 valuations). Where observable market data is not available, the valuation is generated using pricing models, discounted cash flow models and similar techniques, and may also include the use of market prices of financial instruments that are not directly comparable to the subject instrument. These methods of valuation may result in a significant portion of the fair value being derived from unobservable assumptions that reflect Synovus’ own estimates for assumptions that market participants would use in pricing the financial instrument (Level 3 valuations). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the financial instrument’s fair value measurement in its entirety.
Synovus selects the most appropriate technique for determining the fair value of the asset or liability. The degree of management judgment involved in determining fair value is dependent upon the availability of quoted prices or observable market data. There is minimal subjectivity involved in measuring the fair value of financial instruments based on quoted market prices; however, when quoted prices and observable market data are not available, Synovus would use a valuation technique requiring more management judgment to estimate the appropriate fair value.
Fair value is measured either on a recurring basis, in which the fair value is the primary measure of accounting, or on a non-recurring basis, to measure items for potential impairment, or for disclosure purposes.

Assets, liabilities and other financial instruments classified as Level 3 in the fair value hierarchy are generally less liquid and estimating their value requires inputs that are unobservable and require the application of significant judgment on behalf of management in order to determine the appropriate fair value of each of these instruments. As of December 31, 2013, Synovus reported $30.1 million of assets (or 0.1% of total assets) classified as Level 3, of which $27.7 million consisted of private equity investments. Also, as of December 31, 2013, Synovus reported $2.7 million of liabilities (or 0.01% of total liabilities) classified as Level 3.
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
The investment strategy focuses on the use of the investment securities portfolio to generate interest income and to assist in the management of interest rate risk. Synovus moderately increased portfolio duration during 2013 while the average balance of the portfolio decreased from the prior year. The average duration of Synovus’ investment securities portfolio was 3.5 years at December 31, 2013 compared to 3.0 years at December 31, 2012.
Synovus also utilizes a significant portion of its investment portfolio to secure certain deposits and other liabilities requiring collateralization. At December 31, 2013, approximately $2.38 billion of these investment securities were pledged as required collateral for certain deposits, securities sold under repurchase agreements and payment network arrangements, as required by law and contractual agreements. The investment securities are primarily mortgage-backed securities issued by U.S. government agencies and U.S. government sponsored enterprises, both of which have a high degree of liquidity and limited credit risk. A mortgage-backed security depends on the underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. At December 31, 2013, all of the collateralized mortgage obligations and mortgage-backed pass-through securities held by Synovus were issued or backed by federal agencies or government sponsored enterprises.
As of December 31, 2013 and 2012, the estimated fair value of investment securities available for sale as a percentage of their amortized cost was 99.2% and 101.7%, respectively. The investment securities available for sale portfolio had gross unrealized gains of $19.2 million and gross unrealized losses of $44.6 million, for a net unrealized loss of $25.4 million as of December 31, 2013. The investment securities available for sale portfolio had gross unrealized gains of $54.1 million and gross unrealized losses of $4.6 million, for a net unrealized gain of $49.5 million as of December 31, 2012. Shareholders’ equity included net unrealized losses of $28.9 million and net unrealized gains of $17.1 million on the available for sale portfolio as of December 31, 2013 and 2012, respectively.
During 2013 and 2012, the average balance of investment securities available for sale decreased to $3.08 billion at December 31, 2013 from $3.44 billion at December 31, 2012. Synovus earned a taxable-equivalent rate of 1.71% and 1.97% for 2013 and 2012, respectively, on its investment securities available for sale portfolio. For the years ended December 31, 2013 and 2012, investment securities available for sale represented 12.89% and 14.04%, respectively, of interest earning assets.

Table 12 - Investment Securities Available for Sale	December 31,
(in thousands)	2013	2012
U.S. Treasury securities	$17,791	356
U.S. Government agency securities	34,641	38,046
Securities issued by U.S. Government sponsored enterprises	113,745	293,310
Mortgage-backed securities issued by U.S. Government agencies	195,117	245,593
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,421,360	1,867,493
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	398,540	514,489
State and municipal securities	6,889	15,798
Equity securities	7,584	3,740
Other investments	3,691	2,287
Total fair value	$3,199,358	2,981,112

The calculation of weighted average yields for investment securities available for sale displayed below is based on the amortized cost and effective yields of each security. The yield on state and municipal securities is computed on a taxable-equivalent basis using the statutory federal income tax rate of 35%. Maturity information is presented based upon contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 13 - Maturities and Weighted Average Yields of Investment Securities Available for Sale as of December 31, 2013
(dollars in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Fair Value
U.S. Treasury securities	$17,791	—	—	—	—	17,791
U.S. Government agency securities	114	9,501	25,026	—	—	34,641
Securities issued by U.S. Government sponsored enterprises	30,642	83,103	—	—	—	113,745
Mortgage-backed securities issued by U.S. Government agencies	41	1	753	194,322	—	195,117
Mortgage-backed securities issued by U.S. Government sponsored enterprises	829	3,684	2,000,297	416,550	—	2,421,360
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	84	398,456	—	398,540
State and municipal securities	1,066	2,886	—	2,937	—	6,889
Other investments	—	—	—	1,722	1,969	3,691
Securities with no stated maturity (equity securities)	—	—	—	—	7,584	7,584
Total	$50,483	99,175	2,026,160	1,013,987	9,553	3,199,358
Weighted Average Yield
U.S. Treasury securities	0.02%	—	—	—	—	0.02
U.S. Government agency securities	6.40	5.45	5.68	—	—	5.62
Securities issued by U.S. Government sponsored enterprises	2.72	1.08	—	—	—	1.52
Mortgage-backed securities issued by U.S. Government agencies	6.31	9.00	3.71	2.49	—	2.49
Mortgage-backed securities issued by U.S. Government sponsored enterprises	4.24	5.20	1.46	2.88	—	1.71
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	4.01	2.43	—	2.43
State and municipal securities	6.97	7.00	—	5.56	—	6.38
Other investments	—	—	—	4.25	2.12	3.17
Securities with no stated maturity (equity securities)	—	—	—	—	3.68	3.68
Total	1.88%	1.73	1.52	2.63	3.14	1.89

Mortgage Banking
Synovus originated residential mortgage loans with originations totaling $1.15 billion and $1.47 billion in 2013 and 2012, respectively. Synovus offers various types of fixed-rate and adjustable-rate loans for the purpose of purchasing, refinancing, or constructing residential properties. The majority of the originated loans are conforming mortgage loans for owner-occupied properties. Conforming loans are loans that are underwritten in accordance with the underwriting standards set forth by government sponsored entities such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These loans are generally collateralized by 1-4 family residential real estate properties and are made to borrowers in good credit standing. These loans are primarily to borrowers in Synovus’ geographic market footprint.
Repurchase Obligations for Mortgage Loans Originated for Sale and Foreclosure Practices
The majority of mortgage loans originated by Synovus are sold to third-party purchasers on a servicing released basis, without recourse, or continuing involvement. These sales are typically effected as non-recourse loan sales to GSEs and non-GSE purchasers. Each purchaser of Synovus’ mortgage loans has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require Synovus to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that loans sold were in breach of these representations or warranties, Synovus has obligations to either repurchase the loan at the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan.
To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. From January 1, 2005 through December 31, 2013, Synovus originated and sold approximately $7.9 billion of first lien GSE eligible mortgage loans and approximately $3.4 billion of first and second lien non-GSE eligible mortgage loans. The total expense pertaining to losses from repurchases of mortgage loans previously sold, including amounts accrued in accordance with ASC 450, was $1.7 million, $6.7 million, and $4.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. The total accrued liability related to mortgage repurchase claims was $4.1 million and $5.2 million, at December 31, 2013 and 2012, respectively.
Since 2010, financial institutions have experienced a dramatic increase in the number of mortgage loan repurchase demands they received, including from GSEs, mortgage insurers, and other purchasers of residential mortgage-backed securitizations, due to findings of mortgage fraud and underwriting deficiencies in the mortgage origination process, and misrepresentations in the packaging of mortgages by certain mortgage lenders. Also since 2010, foreclosure practices of financial institutions nationwide have come under scrutiny due to the discovery of fraudulent documentation and questionable residential foreclosure procedures of certain financial institutions. To date, Synovus has experienced minimal repurchase activity in its consumer mortgage lending operations.
At December 31, 2013 and December 31, 2012, Synovus had $3.11 billion and $2.95 billion, respectively, of home equity and consumer mortgage loans which are secured by first and second liens on residential properties. Of this amount, approximately $991.8 million and $922.4 million, respectively, consists of mortgages relating to properties in Florida and South Carolina which are states in which foreclosures proceed through the courts. To date, foreclosure activity in the home equity and consumer mortgage loan portfolio has been low. Any foreclosures on these loans are handled by designated Synovus personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Based on information currently available, management believes that it does not have significant exposure to faulty foreclosure practices. See "Part I - Item 1A. Risk Factors - We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition."

Loans
The following table shows loans by portfolio class and as a percentage of total loans, net of deferred fees and costs, as of December 31, 2013 and 2012.

Table 14 - Loans by Portfolio Class	December 31,
	2013		2012
(dollars in thousands)	Total Loans	%*	Total Loans	%*
Investment properties	$4,566,679	22.8%	$4,416,481	22.6%
1-4 family properties	1,163,253	5.8	1,286,042	6.6
Land acquisition	707,820	3.5	795,341	4.0
Total commercial real estate	6,437,752	32.1	6,497,864	33.2
Commercial, financial, and agricultural	5,498,739	27.4	5,291,078	27.1
Owner-occupied	3,814,720	19.0	3,762,024	19.2
Small business	687,216	3.4	516,349	2.6
Total commercial and industrial	10,000,675	49.8	9,569,451	48.9
Home equity lines	1,587,541	7.9	1,542,397	7.9
Consumer mortgages	1,519,068	7.5	1,411,561	7.2
Credit cards	256,846	1.3	263,561	1.4
Other retail loans	284,778	1.4	277,229	1.4
Total retail	3,648,233	18.1	3,494,748	17.9
Deferred fees and costs, net	(28,862)	nm	(20,373)	nm
Total loans, net of deferred fees and costs	$20,057,798	100.0%	$19,541,690	100.0%

*Loan balance in each category is before net deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.
nm - not meaningful
Total loans ended the year at $20.06 billion, a $516.1 million or 2.6% increase from a year ago. The increase was driven by a $431.2 million or 4.5% growth in C&I loans and a $153.5 million or 4.4% increase in retail loans. Total commercial real estate loans declined $60.1 million or 0.9% during the year, reflecting a $150.2 million or 3.4% increase in investment property loans while 1-4 family properties and land acquisition loans declined $210.3 million or 10.1%.
Commercial Loans
The commercial loan portfolio consists of commercial and industrial loans and commercial real estate loans. Total commercial loans at December 31, 2013 were $16.44 billion or 81.9% of the total loan portfolio, an increase of $371.1 million or 2.3% from December 31, 2012, resulting primarily from growth in commercial and industrial loans which was offset by a decline in commercial real estate loans.
At December 31, 2013 and 2012, Synovus had 25 and 22 commercial loan relationships, respectively, with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at December 31, 2013 and 2012 was approximately $65 million and $70 million, respectively.
Commercial and Industrial (C&I) Loans
Total commercial and industrial loans at December 31, 2013 were $10.00 billion, or 49.8% of the total loan portfolio, compared to $9.57 billion, or 48.9% of the total loan portfolio at December 31, 2012, an increase of $431.2 million, or 4.5%, from 2012. The commercial and industrial loan portfolio represents the largest category of Synovus' total loan portfolio and is currently concentrated on small to middle market commercial and industrial lending disbursed throughout a diverse group of industries in the Southeast including health care and social assistance, finance and insurance, manufacturing, construction, real estate lending, wholesale trade, and retail trade. Most portfolio components grew during 2013, with most of the growth reported in health care and social assistance, small business, and manufacturing. The component that reported the largest decline was real estate leasing, with a total decline of $116.2 million or 20.2%. For more detailed information on the C&I portfolio by industry at December 31, 2013 and 2012 see the table below, Commercial and Industrial Loans by Industry.

Table 15 - Commercial and Industrial Loans by Industry
	December 31, 2013		December 31, 2012
(dollars in thousands)	Amount	%*	Amount	%*
Health care and social assistance	$1,529,293	15.3%	$1,344,841	14.1%
Manufacturing	875,875	8.8	767,371	8.0
Real estate other	851,668	8.5	768,087	8.0
Retail trade	695,087	6.9	664,524	7.0
Small business	687,216	6.9	516,349	5.4
Wholesale trade	581,144	5.8	563,385	5.9
Finance and insurance	550,758	5.5	529,120	5.5
Real estate leasing	458,727	4.6	574,913	6.0
Professional, scientific, and technical services	425,596	4.3	418,756	4.4
Construction	416,660	4.2	485,936	5.1
Accommodation and food services	406,783	4.1	426,396	4.5
Agriculture, forestry, fishing, and hunting	291,382	2.9	290,762	3.0
Educational services	230,193	2.3	221,775	2.3
Mining	201,894	2.0	134,484	1.4
Transportation and warehousing	195,061	1.9	205,038	2.1
Arts, entertainment, and recreation	162,907	1.6	182,190	1.9
Other services	875,760	8.8	900,221	9.4
Other industries	564,671	5.6	575,303	6.0
Total commercial and industrial loans	$10,000,675	100.0%	$9,569,451	100.0%

* Loan balance in each category expressed as a percentage of total commercial and industrial loans.
C&I lending is a key component of Synovus' growth and diversification strategy. Synovus has actively invested in additional expertise, product offerings, and product quality to provide its C&I clients with increased and enhanced product offerings and customer service. Complementing this investment in C&I growth, management continues to focus on streamlining and enhancing Synovus' existing product lines, especially for traditional retail, small business, and professional services customers.
The Corporate Banking Group provides lending solutions to larger corporate clients and includes specialty units such as syndications, senior housing, and equipment finance. These units partner with Synovus' local bankers to build relationships across the five-state footprint, as well as the southeastern and southwestern United States. To date, loan syndications consist primarily of loans where Synovus is participating in the credit (versus being the lead bank). Senior housing loans are typically extended to borrowers in the assisted living or skilled nursing facilities sectors. The Corporate Banking Group also originates loans and participates in loans to well-capitalized public companies and larger private companies that operate in the five-state footprint as well as other states in the Southeast. The Equipment Financing Group was formed in 2013 and is expected to drive revenue growth with small, middle, and large commercial banking customers. The formation of this group further strengthens the equipment financing line of business and signals Synovus' continued commitment to offer a broad range of expertise, products, and services to commercial customers.
At December 31, 2013, $3.81 billion, or 38.1% of the total commercial and industrial loans represent loans for the purpose of financing owner-occupied properties compared to $3.76 billion or 39.3% of the total commercial and industrial loans at December 31, 2012. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominately secured by owner-occupied and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, and time deposits.
At December 31, 2013, $5.50 billion, or 55.0% of the total commercial and industrial loans represent loans for the purpose of financing commercial, financial, and agricultural business activities compared to $5.29 billion or 55.3% of the total commercial and industrial loans at December 31, 2012 . The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, and other business assets.
Small business loans were previously reported as a component of retail loans but now are reported as a component of C&I loans. All prior periods have been reclassified to conform to the current presentation. Small business loans are scored using a small business credit scoring model and are generally classified as small business when the business purpose for the loan is less than or equal to $500,000. At December 31, 2013, $687.2 million, or 6.9% of the total commercial and industrial loans represent small business loans compared to $516.3 million or 5.4% of the total commercial and industrial loans at December 31, 2012. The primary source of repayment on these loans is revenue generated from products or services offered by the business.
Commercial Real Estate Loans
Total commercial real estate loans, consisting of investment properties, 1-4 family properties, and land acquisition loans and representing 32.1% of the total loan portfolio at December 31, 2013, were $6.44 billion, a decline of $60.1 million, or 0.9%, from December 31, 2012. The decline was primarily the result of planned reductions in 1-4 family residential properties and land acquisition loans offset by growth in investment properties loans.
Investment Properties Loans
Total investment properties loans as of December 31, 2013 were $4.57 billion, or 70.9% of the total commercial real estate loan portfolio, and 22.8% of the total loan portfolio, compared to $4.42 billion, or 68.0% of the total commercial real estate loan portfolio, and 22.6% of the total loan portfolio at December 31, 2012, an increase of $150.2 million primarily due to initiatives to grow this portion of the loan portfolio. Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties.
The following table shows the principal components of the investment properties portfolio at December 31, 2013 and 2012.

Table 16 - Investment Properties Loan Portfolio
	December 31,
	2013		2012
(dollars in thousands)	Amount	%*	Amount	%*
Multi-family	$945,014	20.7%	$796,110	18.0%
Hotels	686,292	15.0	686,067	15.6
Office buildings	859,954	18.9	773,881	17.5
Shopping centers	846,965	18.5	896,869	20.3
Warehouses	560,824	12.3	538,157	12.2
Other investment property	512,253	11.2	498,884	11.3
Commercial development	155,377	3.4	226,513	5.1
Total investment properties loans	$4,566,679	100.0%	$4,416,481	100.0%

*Loan balance in each category expressed as a percentage of total investment properties loans.
1-4 Family Properties Loans
At December 31, 2013, 1-4 family properties loans declined to $1.16 billion, or 18.1% of the total commercial real estate portfolio, and 5.8% of the total loan portfolio, compared to $1.29 billion, or 19.8% of the total commercial real estate portfolio, and 6.6% of the total loan portfolio at December 31, 2012 primarily due to sales of distressed loans and charge-offs. 1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. Construction and residential development loans are primarily interest-only loans and typically carry maturities of three years or less, and 1-4 family rental properties carry maturities of three to five years, with amortization periods of up to fifteen to twenty years. Although housing and real estate markets in the five southeastern states within Synovus' footprint have stabilized, Synovus has actively worked to reduce its exposure (including its exposure in historically high loss markets such as Atlanta) to these types of loans.
Total residential construction and development loans (consisting of 1-4 family construction loans and residential development loans) were $327.0 million at December 31, 2013, a decline of $93.3 million or 22.2% from December 31, 2012. The decline was primarily driven by charge-offs and sales of distressed loans. Additionally, Synovus is not actively seeking to originate these types of loans.
Land Acquisition Loans
Total land acquisition loans were $707.8 million at December 31, 2013, or 3.5% of the total loan portfolio, a decline of 11.0% from December 31, 2012, primarily due to charge-offs and sales of distressed loans. Land acquisition loans are secured by land held for future development, typically in excess of one year. They have short-term maturities and are typically unamortized. These properties are substantially within the Synovus footprint and generally carry personal guarantees from the principals. They are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). This portfolio increased during the recession as land loans originally planned for development moved back into inventory for future development but has decreased over recent years as the exposure in this portfolio has been closely monitored and reduced primarily through asset dispositions and charge-offs.
Retail Loans
Total retail loans as of December 31, 2013 were $3.65 billion, or 18.1% of the total loan portfolio compared to $3.49 billion, or 17.9% of the total loan portfolio at December 31, 2012. Total retail loans increased by $153.5 million, or 4.4%, from December 31, 2012 due primarily to initiatives to grow this portion of the loan portfolio. The retail loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, HELOC, credit card loans, automobile loans, and other retail loans. These various types of secured and unsecured retail loans are marketed to qualifying existing clients and to other creditworthy candidates in Synovus' market area. The majority of Synovus' retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Credit card loans totaled $256.8 million at December 31, 2013 and $263.6 million at December 31, 2012, including $55.3 million and $58.3 million of commercial credit card loans, respectively. These commercial credit card loans relate to Synovus' commercial customers who utilize corporate credit cards for various business activities.
The following table shows the retail loan portfolio by state at December 31, 2013 and 2012.

Table 17- Retail Loans by State*	December 31,
(in thousands)	2013	2012
Georgia	$1,809,143	1,699,214
Florida	547,104	486,708
Alabama	548,114	566,099
Tennessee	232,458	243,531
South Carolina	511,414	499,196
Total retail loans	$3,648,233	3,494,748

* Loans are grouped by state based on where the loans were originated.
Risk levels 1-6 (descending) for retail loans are assigned based upon risk scores and are considered “pass” ratings. The retail loan portfolio is sent to a consumer credit reporting agency for a refresh of customers' credit scores at least annually to determine ongoing consistency or negative migration in the quality of the portfolio. As part of the refresh most recently updated as of December 31, 2013, revolving lines of credit were reviewed for a material change in financial circumstances and subsequently suspended for further advances when warranted. FICO scores within the retail residential real estate portfolio have generally remained stable since 2007.
Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of the origination date or, if the loan has been refinanced, as of the refinance date, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' retail lending strategy, and Synovus does not currently develop or offer specific sub-prime, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of December 31, 2013, it has $151.1 million of higher-risk consumer loans (4.1% of said portfolio and 0.8% of the total loan portfolio). Included in this amount is $21.0 million of accruing TDRs. Synovus makes retail lending decisions based upon a number of key credit risk determinants including FICO scores as well as bankruptcy predictor scores, loan-to-value, and debt-to-income ratios. Through its mortgage subsidiary, Synovus previously originated Fannie Mae alt-A loans with the intent to sell these loans into the secondary market. Synovus no longer originates such loans and as of December 31, 2013, the balance of such loans remaining on the balance sheet is not material.
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
At December 31, 2013 and December 31, 2012, weighted average FICO scores within the retail residential real estate portfolio were 768 and 757 (HELOC), respectively, and 720 and 735 (Consumer Mortgages), respectively. Total past dues within the retail residential real estate portfolio as of December 31, 2013 were 0.32% (HELOC) and 1.26% (Consumer Mortgages) compared to 0.67% (HELOC) and 1.69% (Consumer Mortgages) at December 31, 2012. The net charge-off ratios for the year ended December 31, 2013 were 0.51% (HELOC) and 0.72% (Consumer Mortgages) compared to 1.19% (HELOC) and 1.30% (Consumer Mortgages) for the year ended December 31, 2012.
See "Part I - Item 1.Business - Monitoring of Collateral and Loan Guarantees" of this Report for information on monitoring of collateral and loan guarantees.
The following table shows the composition of the loan portfolio at December 31, 2013, 2012, 2011, 2010, and 2009.

Table 18 - Five Year Composition of Loan Portfolio
	December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial
Commercial, financial, and agricultural	$5,498,739	27.4%	$5,291,078	27.1%	$5,076,618	25.3%	$5,267,861	24.4%	$6,003,735	23.7%
Owner-occupied	3,814,720	19.0	3,762,024	19.2	3,852,854	19.2	3,996,950	18.5	4,443,611	17.5
Small business	687,216	3.4	516,349	2.6	300,333	1.5	229,227	1.1	189,438	0.7
Real estate — construction	1,754,736	8.8	1,748,774	8.9	2,381,728	11.9	3,112,919	14.4	5,171,398	20.4
Real estate — mortgage	4,683,016	23.3	4,749,090	24.3	4,900,692	24.3	5,267,661	24.4	5,571,442	21.9
Total commercial	16,438,427	81.9	16,067,315	82.1	16,512,225	82.2	17,874,618	82.8	21,379,624	84.2
Retail
Real estate — mortgage	3,106,609	15.4	2,953,958	15.1	3,031,334	15.1	3,123,300	14.5	3,352,972	13.3
Retail loans — credit cards	256,846	1.3	263,561	1.4	273,098	1.3	284,970	1.3	294,126	1.2
Retail loans — other	284,778	1.4	277,229	1.4	275,142	1.4	313,311	1.4	375,694	1.4
Total retail	3,648,233	18.1	3,494,748	17.9	3,579,574	17.8	3,721,581	17.2	4,022,792	15.9
Total loans	20,086,660		19,562,063		20,091,799		21,596,199		25,402,416
Deferred fees and costs, net	(28,862)	nm	(20,373)	nm	(11,986)	nm	(10,436)	nm	(19,348)	(0.1)
Total loans, net of deferred fees and costs	$20,057,798	100.0%	$19,541,690	100.0%	$20,079,813	100.0%	$21,585,763	100.0%	$25,383,068	100.0%

*Loan balance in each category is before net deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.
nm - not meaningful
Other Real Estate
The carrying value of ORE was $112.6 million and $150.3 million at December 31, 2013 and 2012, respectively. During the years ended December 31, 2013, 2012 and 2011, $88.7 million, $155.8 million, and $226.9 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value. During the years ended December 31, 2013, 2012, and 2011, Synovus recognized foreclosed real estate expense, net, of $33.9 million, $90.7 million, and $133.6 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $25.5 million, $73.9 million, and $113.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.
At foreclosure, ORE is recorded at the lower of cost or fair value less the estimated cost to sell, which establishes a new cost basis. Subsequent to foreclosure, ORE is evaluated quarterly and reported at fair value less estimated costs to sell, not to exceed the new cost basis, by review of current appraisals, as well as the review of comparable sales and other estimates of fair value obtained principally from independent sources, changes in absorption rates or market conditions from the time of the latest appraisal received or previous re-evaluation performed, and anticipated sales values considering management's plans for disposition. Additionally, as of December 31, 2013, the ORE carrying value of $112.6 million reflects cumulative write-downs totaling approximately $88 million, or 44% of the related loans' unpaid principal balance.
It is Synovus' objective to dispose of ORE properties in a timely manner and to maximize net sale proceeds. Synovus has a centralized managed assets division with the specialized skill set to facilitate this objective. While there is not a defined timeline for their sale, ORE properties are actively marketed through unaffiliated third parties including real estate brokers and real estate auctioneers. Sales are made on an opportunistic basis as acceptable buyers and terms are identified. In addition, Synovus has previously sold ORE properties in bulk asset sales to unaffiliated third parties. In some cases, Synovus is approached by potential buyers of ORE properties, or Synovus may contact independent third parties who we believe might have an interest in an ORE property.

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of deposits for 2013 and 2012. See Table 22 for information on average deposits including average rates paid in 2013 and 2012.

Table 19 - Composition of Deposits
(dollars in thousands)	2013	%(1)	2012	%(1)
Non-interest bearing demand deposits	$5,642,751	27.0%	$5,665,527	26.9%
Interest bearing demand deposits	3,969,634	19.0	4,016,209	19.1
Money market accounts, excluding brokered deposits	6,069,548	29.1	6,136,538	29.1
Savings deposits	602,655	2.9	562,717	2.7
Time deposits, excluding brokered deposits	3,498,200	16.8	3,583,304	17.0
Brokered deposits	1,094,002	5.2	1,092,749	5.2
Total deposits	20,876,790	100.0	21,057,044	100.0
Core deposits(2)	19,782,788	94.8	19,964,295	94.8
Core deposits excluding time deposits(2)	$16,284,588	78.0%	$16,380,991	77.8%

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for further information.
Total deposits at December 31, 2013 decreased $180.3 million, or 0.9% from December 31, 2012. Total core deposits excluding time deposits at December 31, 2013 declined $96.4 million, or 0.6% from December 31, 2012 and non-interest bearing demand deposits as a percentage of total deposits were 27.0% at December 31, 2013 compared to 26.9% at December 31, 2012. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for further information.
Time deposits of $100,000 and greater at December 31, 2013 and 2012 were $2.91 billion and $2.86 billion, respectively, and included brokered time deposits of $880.8 million and $892.3 million, respectively. See Table 20 for the maturity distribution of time deposits of $100,000 or more. These larger deposits represented 13.9% and 13.6% of total deposits at December 31, 2013 and 2012, respectively, and included brokered time deposits which represented 4.2% of total deposits at both December 31, 2013 and 2012.
At December 31, 2013 and 2012, total brokered deposits represented 5.2% of Synovus’ total deposits.
The following table shows maturities of time deposits of $100,000 or more at December 31, 2013.

Table 20 - Maturity Distribution of Time Deposits of $100,000 or More
(in thousands)	December 31, 2013
3 months or less	$900,865
Over 3 months through 6 months	479,969
Over 6 months through 12 months	767,098
Over 12 months	764,037
Total outstanding	$2,911,969

Visa Shares and Related Agreement
Synovus is a member of the Visa USA network and received shares of Visa Class B common stock in exchange for its membership interest in Visa USA in conjunction with the Visa IPO in 2009. Visa members have indemnification obligations with respect to the Covered Litigation. Additionally, Visa Class B shares are subject to certain restrictions until the settlement of the Covered Litigation. As of December 31, 2013, the Covered Litigation had not been settled. Visa has established a litigation escrow to fund settlement of the Covered Litigation. The litigation escrow is funded by proceeds from Visa's conversion of Class B shares to Class A shares.

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
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Visa Shares and Related Agreements" of this Report for further information.
Net Interest Income
The following table summarizes the components of net interest income for the years ended December 31, 2013, 2012 and 2011, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% federal income tax rate.

Table 21- Net Interest Income
	Years Ended December 31,
(in thousands)	2013	2012	2011
Interest income	$929,014	1,004,140	1,141,756
Taxable-equivalent adjustment	2,184	3,106	3,580
Interest income, taxable-equivalent	931,198	1,007,246	1,145,336
Interest expense	118,822	150,023	217,602
Net interest income, taxable-equivalent	$812,376	857,223	927,734

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
Net interest income is presented in this discussion on a tax-equivalent basis so that the income from assets exempt from federal income taxes is adjusted based on a statutory marginal federal tax rate of 35% in all years (see Table 21 above). The net interest margin is defined as taxable-equivalent net interest income divided by average total interest earning assets and provides an indication of the efficiency of the earnings from balance sheet activities. The net interest margin is affected by changes in the spread between interest earning asset yields and interest bearing liability costs (spread rate), and by the percentage of interest earning assets funded by non-interest bearing funding sources.
Net interest income for 2013 was $810.2 million, down $43.9 million, or 5.1%, from 2012. On a taxable-equivalent basis, net interest income decreased $44.8 million, or 5.2%, from 2012. During 2013, average earning assets decreased $596.0 million, or 2.4%, primarily as a result of a decrease in investment securities balances and balances due from the Federal Reserve Bank.
Net interest income for 2012 was $854.1 million, down $70.0 million, or 7.6%, from 2011. On a taxable-equivalent basis, net interest income decreased $70.5 million, or 7.6%, from 2011. During 2012, average earning assets decreased $1.96 billion, or 7.4%, primarily as a result of a decrease in net loans and balances due from the Federal Reserve Bank.
Net Interest Margin
The net interest margin was 3.40% for 2013, a decrease of 10 basis points from 2012. The yield on earning assets decreased 22 basis points to 3.89% and the effective cost of funds decreased 12 basis points to 0.49%. The effective cost of funds includes non-interest bearing funding sources primarily consisting of demand deposits.
The primary components of the yield on interest earning assets are loan yields, yields on investment securities, and the yield on balances held with the Federal Reserve Bank. During 2013, loan yields decreased 29 basis points to 4.51%. The decrease in loan yields was due to the continued low level of market interest rates and the downward repricing of maturing loans, partially offset by an improvement in the negative impact of non-performing loans. Yields on investment securities decreased by 26 basis points due to the impact of the continued low interest rate environment. This environment results in lower yields as older, higher yielding securities mature and are replaced at the current lower yield levels. The lower level of interest rates also generates a higher level of mortgage-backed security prepayment activity, resulting in a higher level of purchased premium amortization. This higher level of premium amortization did begin to moderate in the second half of 2013. The average balance of funds held at the Federal Reserve Bank decreased $116.2 million to a balance of $1.26 billion in 2013. Reducing these low yielding balances positively impacts realized earning asset yields. Synovus expects to further modestly reduce the average balances held at the Federal Reserve Bank during 2014.
The primary factors contributing to the 12 basis point decrease in the effective cost of funds during 2013 were a 68 basis point decrease in the cost of long-term debt, a 43 basis point decrease in the cost of time deposits and a 6 basis point decrease in the cost of money market accounts. The decline in the cost of time deposits was primarily due to a 102 basis point decrease in the cost of brokered time deposits. This decrease was driven by the maturity of older, higher cost deposits which were replaced at current lower cost levels.
The net interest margin was 3.50% for 2012, a decrease of 1 basis point from 2011. The yield on earning assets decreased 22 basis points to 4.11% and the effective cost of funds decreased 21 basis points to 0.61%. The effective cost of funds includes non-interest bearing funding sources primarily consisting of demand deposits.
During 2012, loan yields decreased 29 basis points to 4.80%. The decrease in loan yields was due to a continued decline in market interest rates and the downward repricing of maturing fixed rate loans, partially offset by an improvement in the negative impact of non-performing loans. Yields on investment securities decreased by 127 basis points due to continued declines in bond market yields and a significant increase in prepayment activity, which resulted in a higher level of purchased premium amortization. The 2012 yield on investment securities was also negatively impacted by a repositioning of the portfolio completed during the third quarter of 2011. A key component of this repositioning was the sale of higher coupon, more payment sensitive MBS, and the purchase of lower coupon MBS. This action was deemed to be prudent in light of continued declines in rates and the expectation of a higher level of prepayment activity. While increasing the stability of cash flows, the short-term impact of selling higher coupon MBS is negative to the overall portfolio yield. The yield on balances held at the Federal Reserve Bank remained unchanged at 0.25% while the average balance decreased by $1.27 billion to a balance of $1.37 billion in 2012. Reducing these low yielding balances positively impacts realized earning asset yields.
The primary factors contributing to the 21 basis point decrease in the effective cost of funds during 2012 were a 38 basis point decrease in the cost of time deposits and a 30 basis point decrease in the cost of money market accounts. In addition to these factors, reduced utilization of brokered deposits and a continued deposit mix shift toward lower cost transaction accounts favorably impacted the effective cost of funds. Average non-interest bearing demand deposits, which increased by $425.7 million, or 8.4%, for 2012, funded 27.5% of average total interest earning assets in 2012 as compared to 19.2% during 2011.

Table 22 - Average Balances, Interest, and Yields
	2013			2012			2011
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest earning assets:
Taxable loans, net(1)(2)	$19,494,216	862,833	4.43%	$19,645,210	919,945	4.68%	$20,563,724	1,014,144	4.93%
Tax-exempt loans, net(1)(2)(3)	112,030	5,564	4.97	145,767	7,576	5.20	153,181	8,110	5.29
Less Allowance for loan losses	341,658	—	—	469,714	—	—	649,024	—	—
Loans, net	19,264,588	868,397	4.51	19,321,263	927,521	4.80	20,067,881	1,022,254	5.09
Investment securities available for sale:
Taxable investment securities	3,070,019	52,118	1.70	3,419,556	66,416	1.94	3,309,981	106,010	3.20
Tax-exempt investment securities(3)	10,827	686	6.34	20,451	1,319	6.45	32,177	2,167	6.73
Total investment securities	3,080,846	52,804	1.71	3,440,007	67,735	1.97	3,342,158	108,177	3.24
Trading account assets	10,090	548	5.43	12,632	963	7.62	17,706	925	5.22
Interest earning deposits with banks	21,598	22	0.10	20,700	76	0.37	23,712	114	0.48
Due from Federal Reserve Bank	1,258,473	3,222	0.26	1,374,634	3,451	0.25	2,639,885	6,660	0.25
Federal funds sold and securities purchased under resale agreements	95,838	85	0.09	123,732	140	0.11	149,893	118	0.08
FHLB and Federal Reserve Bank stock	67,998	1,679	2.47	65,379	1,159	1.77	99,028	893	0.90
Mortgage loans held for sale	109,761	4,441	4.05	146,892	6,201	4.22	121,244	6,195	5.11
Total interest earning assets	23,909,192	931,198	3.89%	24,505,239	1,007,246	4.11%	26,461,507	1,145,336	4.33%
Cash and due from banks	431,003			450,965			437,648
Premises and equipment, net	477,688			479,878			502,390
Other real estate	142,570			198,295			261,369
Other assets(4)	1,368,791			734,944			849,279
Total assets	26,329,244			26,369,321			28,512,193
Liabilities and Equity
Interest bearing liabilities:
Interest bearing demand deposits	$3,943,616	7,773	0.20%	$3,540,734	7,467	0.21%	$3,416,021	10,296	0.30%
Money market accounts	6,334,248	20,817	0.33	6,834,271	26,794	0.39	6,884,462	47,489	0.69
Savings deposits	601,036	632	0.11	551,803	598	0.11	513,123	679	0.13
Time deposits	4,579,979	35,170	0.77	5,062,826	60,890	1.20	7,320,737	115,420	1.58
Federal funds purchased and securities sold under repurchase agreements	208,267	324	0.16	320,338	614	0.19	389,582	1,064	0.27
Long-term debt	1,806,351	54,106	3.00	1,457,020	53,660	3.68	1,731,218	42,654	2.46
Total interest bearing liabilities	17,473,497	118,822	0.68%	17,766,992	150,023	0.84%	20,255,143	217,602	1.07%
Non-interest bearing demand deposits	5,353,819			5,507,895			5,082,164
Other liabilities	206,431			235,307			263,184
Equity	3,295,497			2,859,127			2,911,702
Total liabilities and equity	$26,329,244			$26,369,321			$28,512,193
Net interest income/margin		812,376	3.40%		857,223	3.50%		927,734	3.51%
Less Taxable-equivalent adjustment		2,184			3,106			3,580
Net interest income, actual		810,192			854,117			924,154

(1)	Average loans are shown net of deferred fees and costs. Non-performing loans are included.

(2)	Interest income includes loan fees as follows: 2013 — $25.6 million, 2012 — $19.8 million, and 2011 — $17.3 million.

(3)	Reflects taxable-equivalent adjustments, using the statutory federal tax rate of 35%, adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.

(4)
Includes average net unrealized gains on investment securities available for sale of $12.0 million, $66.3 million, and $98.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Table 23 - Rate/Volume Analysis	2013 Compared to 2012 Change Due to(1)			2012 Compared to 2011 Change Due to(1)
(in thousands)	Volume	Yield/Rate	Net Change	Volume	Yield/Rate	Net Change
Interest earned on:
Taxable loans, net	$(7,067)	(50,045)	(57,112)	$(45,283)	(48,916)	(94,199)
Tax-exempt loans, net(2)	(1,754)	(258)	(2,012)	(392)	(142)	(534)
Taxable investment securities	(6,781)	(7,517)	(14,298)	3,506	(43,100)	(39,594)
Tax-exempt investment securities(2)	(621)	(12)	(633)	(789)	(59)	(848)
Trading account assets	(194)	(221)	(415)	(265)	303	38
Interest earning deposits with banks	3	(57)	(54)	(14)	(24)	(38)
Due from Federal Reserve Bank	(290)	61	(229)	(3,163)	(46)	(3,209)
Federal funds sold and securities purchased under resale agreements	(31)	(24)	(55)	(21)	43	22
FHLB and Federal Reserve Bank stock	46	474	520	(303)	569	266
Mortgage loans held for sale	(1,567)	(193)	(1,760)	1,311	(1,305)	6
Total interest income	(18,256)	(57,792)	(76,048)	(45,413)	(92,677)	(138,090)

Interest paid on:
Interest bearing demand deposits	846	(540)	306	374	(3,203)	(2,829)
Money market accounts	(1,950)	(4,027)	(5,977)	(346)	(20,349)	(20,695)
Savings deposits	54	(20)	34	50	(131)	(81)
Time deposits	(5,794)	(19,926)	(25,720)	(35,675)	(18,855)	(54,530)
Federal funds purchased and securities sold under repurchase agreements	(213)	(77)	(290)	(187)	(263)	(450)
Other borrowed funds	12,855	(12,409)	446	(6,745)	17,751	11,006
Total interest expense	5,798	(36,999)	(31,201)	(42,529)	(25,050)	(67,579)
Net interest income	$(24,054)	(20,793)	(44,847)	$(2,884)	(67,627)	(70,511)

(1)	The change in interest due to both rate and volume has been allocated to the yield/rate component.

(2)	Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35%, in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.
Non-interest Income
Total reported non-interest income was $253.6 million in 2013, down $60.4 million or 19.2% compared to 2012. The decline was primarily due to higher levels of investment securities gains and private equity investment gains recorded during 2012, and a current year decrease in mortgage banking income. Adjusted non-interest income, which excludes net investment securities gains and private equity investment gains/(losses), decreased $13.0 million or 4.9% compared to 2012. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation.
The following table shows the principal components of non-interest income.

Table 24 - Non-interest Income
	Years Ended December 31,
(in thousands)	2013	2012	2011
Service charges on deposit accounts	$77,789	78,203	78,770
Fiduciary and asset management fees	43,450	42,503	45,809
Brokerage revenue	27,538	26,913	26,006
Mortgage banking income	22,482	32,272	20,316
Bankcard fees	30,641	34,075	41,493
Investment securities gains, net	2,945	39,142	75,007
Other fee income	22,567	21,138	19,953
(Decrease) increase in fair value of private equity investments, net	(2,963)	8,233	(1,118)
Other non-interest income	29,122	31,487	32,638
Total non-interest income	$253,571	313,966	338,874

Principal Components of Non-interest Income
Service charges on deposit accounts were $77.8 million in 2013, a slight decrease of 0.5% from the previous year, and $78.2 million in 2012, a decrease of 0.7% from 2011. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were $34.0 million in 2013, a decrease of $3.3 million, or 8.8% from 2012, due to lower opt-in rates under Regulation E (Regulation E limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine and debit card transactions that overdraw a customer's account unless the customer affirmatively consents, or opts-in, to the institution's payment of overdrafts for these transactions) and from a decline in the number of accounts following product changes implemented in June of 2012. Account analysis fees were $22.2 million in 2013, up $1.7 million, or 8.5%, compared to 2012 due to service charge increases implemented on January 1, 2013, reductions in discounted/waived fees, and reductions in earnings credit rates. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $21.5 million for 2013, an increase of $1.1 million, or 5.5%, compared to 2012. The year-over year increase in all other service charges is primarily due to product changes implemented in June of 2012.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management and financial planning services. Fiduciary and asset management fees were $43.5 million in 2013, an increase of 2.2% from 2012, primarily due to an increase in fees from trust services. Fiduciary and asset management fees decreased 7.2% in 2012 compared to 2011.
At December 31, 2013, the market value of assets under management was approximately $9.8 billion, an increase of 11.9% from 2012, and $8.8 billion at December 31, 2012, an increase of 2.8% from 2011. Reported assets under management include approximately $289 million and $276 million at December 31, 2013 and 2012, respectively, of assets managed for certain Synovus employee retirement plans. AUM consist of all assets where Synovus has investment authority. Assets under advisement were approximately $2.6 billion and $2.5 billion at December 31, 2013 and 2012, respectively. Assets under advisement consist of non-managed assets as well as non-custody assets where Synovus earns a consulting fee. Assets under advisement at December 31, 2013 increased 5.8% from 2012. Total assets under management and advisement were approximately $12.4 billion at December 31, 2013 compared to $11.3 billion at December 31, 2012. Many of the fiduciary and asset management fee charges are based on asset values, and changes in these values throughout the year directly impact fees earned.
Brokerage revenue was $27.5 million in 2013, a 2.3% increase from 2012, and $26.9 million in 2012, a 3.5% increase from 2011. Brokerage revenue consists primarily of brokerage commissions. Brokerage assets were $4.67 billion and $3.93 billion as of December 31, 2013 and 2012, respectively.
Mortgage banking income decreased $9.8 million or 30.3% for the year ended December 31, 2013 compared to 2012. The decline was primarily due to a decrease in mortgage production with refinance volume down significantly as well as lower revenue per loan due to new purchase market competitive pressures. Mortgage banking income increased $12.0 million or 58.9% for the year ended December 31, 2012 compared to 2011 due to a high level of refinance activity during 2012.
Bankcard fees decreased $3.4 million, or 10.1%, for the year ended December 31, 2013 compared to 2012, primarily due to a $2.9 million benefit recorded during 2012 from a change in the debit card rewards program. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $12.9 million, up 8.2% for the year ended December 31, 2013, compared to 2012. Credit card interchange fees were $21.2 million, up $466 thousand, or 2.2%, for the year ended December 31, 2013 compared to 2012. Bankcard fees decreased $7.4 million, or 17.9%, for the year ended December 31, 2012 compared to 2011 primarily as a result of regulations that became effective on October 1, 2011 that restricted interchange fees on debit card transactions.
Other fee income includes fees for letters of credit, safe deposit box fees, access fees for automatic teller machine use, customer swap dealer fees, and other service charges. Other fee income increased $1.4 million, or 6.8%, for the year ended December 31, 2013 compared to 2012. The increase in other fee income for the year ended December 31, 2013 compared to 2012 was largely due to an increase in customer swap dealer fees.
Private equity investments consist primarily of earnings on equity method investments in venture capital funds, and the net loss in 2013 consisted mostly of unrealized losses on various investments within the fund; the net gain in 2012 consisted mostly of unrealized gains on various investments within the fund.
The main components of other non-interest income are income from company-owned life insurance policies, insurance commissions, card sponsorship fees and other miscellaneous items. Other non-interest income decreased $2.4 million or 7.5% for the year ended December 31, 2013 compared to 2012. Other non-interest income for the year ended December 31, 2012 included higher levels of miscellaneous income items as well as higher levels of insurance commissions.

Non-interest Expense
Non-interest expense for 2013 was $741.5 million, down $74.7 million, or 9.2%, from 2012, following a decrease of $87.5 million or 9.7% in 2012 compared to 2011. Adjusted non-interest expense, which excludes Visa indemnification charges, restructuring charges, other credit costs, and litigation loss contingency expense, was $670.5 million in 2013, a decline of $21.8 million, or 3.1%, from 2012, and declined $25.1 million or 3.5% in 2012 from 2011. The decline in adjusted non-interest expense during 2013 was due primarily to implementation of the $30 million expense reduction initiative announced in January 2013. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation. Synovus continues to focus on increasing efficiencies while investing in key talent, new technologies, and marketing.
The following table summarizes this data for the years ended December 31, 2013, 2012 and 2011.

Table 25 - Non-interest Expense
	Years Ended December 31,
(in thousands)	2013	2012	2011
Salaries and other personnel expense	$368,152	375,872	371,546
Net occupancy and equipment expense	103,339	105,575	114,037
FDIC insurance and other regulatory fees	32,758	45,408	59,063
Foreclosed real estate expense, net	33,864	90,655	133,570
Losses (gains) on other loans held for sale, net	329	4,681	(2,737)
Professional fees	38,776	41,307	40,585
Third-party services	40,135	38,006	40,028
Visa indemnification charges	1,600	6,304	6,038
Restructuring charges	11,064	5,412	30,665
Other operating expenses	111,520	103,017	110,970
Total non-interest expense	$741,537	816,237	903,765

2013 vs. 2012
Total employees were 4,696 at December 31, 2013, down 267 or 5.4% from 4,963 employees at December 31, 2012. Salaries and other personnel expenses decreased $7.7 million, or 2.1% from 2012, primarily due to the decrease in headcount, but partially offset by increases in employee insurance costs.
Net occupancy and equipment expense declined $2.2 million or 2.1% during 2013, reflecting savings realized from ongoing efficiency initiatives.
FDIC insurance costs and other regulatory fees decreased $12.6 million, or 27.9% in 2013 compared to 2012 primarily due to a decline in the assessment rate for Synovus Bank.
Foreclosed real estate expense decreased $56.8 million, or 62.6%, down from $90.7 million during 2012. The decline was largely a result of lower levels of write-downs due to declines in fair value of ORE, as well as lower inventory due to a reduction in the level of foreclosures. For further discussion of foreclosed real estate, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 9 - Other Real Estate" of this Report.
Restructuring charges of $11.1 million in 2013 are comprised of $8.0 million in severance charges, $1.9 million in net asset impairment charges, $1.1 million in lease termination charges, and $63 thousand in professional fees. For further explanation of restructuring charges, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 3 - Restructuring Charges" of this Report.
Other operating expenses for 2013 include a $10.0 million litigation loss contingency accrual recorded during the three months ended December 31, 2013. Please refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 21 - Legal Proceedings" of this Report for a more detailed discussion of legal proceedings and expenses related thereto.
Again in 2013, Synovus has achieved substantial progress in reducing operating expenses. New expense savings initiatives of approximately $30 million are expected to be implemented during 2014 while continuing to increase investments in talent, technology, and marketing.

2012 vs. 2011
Total salaries and other personnel expense was $375.9 million in 2012, up $4.3 million, or 1.2% from 2011. Headcount decreased to 4,963 at December 31, 2012, down 261, or 5.0% from 5,224 employees at December 31, 2011. The expense savings realized from the decrease in headcount and decrease in employee insurance expense were offset by higher commission expense on mortgage banking and brokerage revenue, higher incentive compensation, and annual merit increases.
Net occupancy and equipment expense declined $8.5 million, or 7.4%, during 2012 primarily due to savings realized from ongoing efficiency initiatives, including the closing of 41 branches during the two years ended December 31, 2012.
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
Other operating expenses decreased $8.0 million, or 7.2%, during 2012 compared to 2011 with declines in most expense categories.
Income Tax Expense
Income tax expense was $93.2 million for the year ended December 31, 2013 compared to an income tax benefit of $798.7 million for the year ended December 31, 2012. The 2012 income tax benefit was primarily due to the $802.8 million income tax benefit recognized during the three months ended December 31, 2012 upon the reversal of substantially all of the deferred tax asset valuation allowance. Income tax expense in 2011 was minimal because the Company recognized reductions to the deferred tax asset valuation allowance which offset current tax expense. The effective tax rate for the year ended December 31, 2013 was approximately 37%, and management currently expects a similar effective tax rate for the year ending December 31, 2014. The effective income tax rate in future periods could be affected by items that are infrequent in nature such as new legislation and changes in the deferred tax asset valuation allowance. See" Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies", as well as "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies and Note 24 - Income Taxes" of this Report for additional discussion regarding deferred income taxes.
At December 31, 2013, total deferred tax assets, net of valuation allowance, were $744.6 million compared to $806.4 million at December 31, 2012. The decline is mainly due to the utilization of NOL carryforwards. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases including operating losses and tax credit carryforwards. Net deferred tax assets (deferred tax assets net of deferred tax liabilities and valuation allowance) are reported on the consolidated balance sheet as a component of total assets.
Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. At December 31, 2013, the Company is no longer in a three-year cumulative loss position; accordingly, it no longer has this negative evidence to consider when evaluating the realization of its deferred tax assets. Based on the weight of all the positive and negative evidence at December 31, 2013, management has concluded that it is more likely than not that $744.6 million of the net deferred tax assets will be realized based upon future taxable income. The valuation allowance of $14.6 million at December 31, 2013 is related to specific state income tax credits that have various expiration dates through the tax year 2023 and are expected to expire before they can be utilized.
The positive evidence at December 31, 2013 includes an increase in taxable income in 2013 vs. 2012, continued improvement in credit quality, an additional year under the enhanced credit risk policy which reduces exposure to credit risk through concentration limits by loan type, exposure limits to single borrowers, among others, record of long-term positive earnings prior to the most recent economic downturn, the Company’s strong capital position, as well as sufficient amounts of projected future taxable income, of the appropriate character, to support the realization of $744.6 million of the Company’s net deferred tax asset at December 31, 2013. Management's confidence in the realization of projected future taxable income is based on an analysis of the Company's risk profile and recent trends in financial performance, including credit quality trends. In determining whether management's projections of future taxable income are reliable, management considered objective evidence supporting the forecast assumptions as well as recent experience which demonstrates the Company's ability to reasonably project future results of operations. See “Part I - Item 1A. Risk Factors - We may not be able to realize our deferred tax assets in the future and they may be subject to additional valuation allowances, which could adversely affect our operating results and regulatory capital ratios."
Synovus expects to realize the $744.6 million in net deferred tax assets well in advance of the statutory carryforward period. At December 31, 2013, $203.0 million of existing deferred tax assets are not related to net operating losses or credits and therefore, have no expiration date. $445.7 million of the remaining deferred tax assets relate to federal net operating losses which will expire in installments annually beginning in 2028 through 2032. Additionally, $64.7 million of the deferred tax assets relate to state net operating losses which expire in installments through the tax year 2033. Tax credit carryforwards at December 31, 2013 include federal alternative minimum tax credits totaling $21.3 million which have an unlimited carryforward period. Other federal and state tax credits at December 31, 2013 total $24.5 million and have expiration dates through the tax year 2033.
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
The Tax Reform Act of 1986 contains provisions that limit the utilization of NOL carryovers if there has been an “ownership change” as defined in Section 382 of the IRC. In general, this would occur if ownership of common stock held by one or more 5% shareholders increased by more than 50 percentage points over their lowest pre-change ownership within a three year period. If Synovus experiences such an ownership change, the utilization of pre-change NOLs to reduce future federal income tax obligations could be limited. To reduce the likelihood of such an ownership change, Synovus adopted a Rights Plan in 2010 that was ratified by Synovus shareholders in 2011. The Rights Plan was extended on April 24, 2013 to expire on April 28, 2016. See “Part I - Item 1A. Risk Factors - Issuances or sales of Common Stock or other equity securities could result in an “ownership change” as defined for U.S. federal income tax purposes. In the event an “ownership change” were to occur, our ability to fully utilize a significant portion of our U.S. federal and state tax net operating losses and certain built-in losses that have not been recognized for tax purposes could be impaired as a result of the operation of Section 382 of the Code."
Credit Quality
During 2013, credit quality continued to improve, with all key credit quality measures improving significantly from 2012 levels.
Total credit costs
Total credit costs (provision for loan losses plus other credit costs which consist primarily of foreclosed real estate expense, net, provision for losses on unfunded commitments, and charges related to other loans held for sale) for the years ended December 31, 2013 and 2012 were $118.0 million and $432.6 million, respectively, including provision for loan losses of $69.6 million and $320.4 million, respectively, and net expenses related to foreclosed real estate of $33.9 million and $90.7 million, respectively. Total credit costs for 2013 declined $314.6 million or 72.7% from 2012, driven primarily by a $250.8 million decrease in provision for loan losses and lower net foreclosed real estate expenses. 2012 credit costs included approximately $157 million from the sale of distressed assets completed during the fourth quarter of 2012. Synovus expects credit costs in the first half of 2014 to remain near the second half of 2013 levels of $44.7 million and then begin to trend downward in the second half of 2014.
Non-performing Assets
Total NPAs were $539.6 million at December 31, 2013, a $163.5 million or 23.2% decrease from $703.1 million at December 31, 2012. The decline in non-performing assets was primarily due to lower NPL inflows, asset dispositions, and charge-offs. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate declined to 2.67% at December 31, 2013 compared to 3.57% at December 31, 2012. NPAs are expected to continue to decline at a steady pace in 2014.
Non-performing loans were $416.3 million at December 31, 2013, a $127.0 million or 23.4% decrease from $543.3 million at December 31, 2012. The decline was driven by a $402.0 million or 62.7% decrease in NPL inflows and distressed loan sales (which includes some performing loans) of $141.2 million. CRE NPLs decreased by $101.6 million or 28.5% from 2012 and accounted for 79.9% of the total 2013 decrease in NPLs. Total non-performing loans as a percentage of total loans were 2.08% at December 31, 2013 compared to 2.78% at December 31, 2012. Interest income recorded on non-accrual loans for the years ended December 31, 2013 and 2012 was $5.8 million and $7.7 million, respectively.

ORE was $112.6 million at December 31, 2013, down $37.7 million or 25.0% from $150.3 million at December 31, 2012. The decline from 2012 was driven by sales, fewer properties being transferred into other real estate, and to a lesser extent, write-downs for declines in fair value subsequent to foreclosure. ORE sales for 2013 were $110.4 million compared to $184.5 million in 2012. Residential construction and development and land acquisition ORE of $62.3 million represents 55.3% of ORE at December 31, 2013 and decreased by $21.9 million or 26.0% from $84.2 million at December 31, 2012.
The following table shows the components of NPAs by portfolio class at December 31, 2013 and 2012.

Table 27 - NPAs by Portfolio Class
	December 31,
	2013				2012
(in thousands)	NPLs(1)	Impaired Loans Held for Sale	ORE	Total NPAs(2)	NPLs(1)	Impaired Loans Held for Sale	ORE	Total NPAs(2)
Investment properties	$66,454	190	8,199	74,843	$91,868	74	10,011	101,953
1-4 family properties	33,819	3,191	28,208	65,218	72,578	3,774	54,070	130,422
Land acquisition	154,095	1,475	38,450	194,020	191,475	3,571	41,094	236,140
Total commercial real estate	254,368	4,856	74,857	334,081	355,921	7,419	105,175	468,515
Commercial, financial, and agricultural	59,628	430	13,530	73,588	79,575	20	21,525	101,120
Owner-occupied	36,980	5,381	12,175	54,536	43,386	2,016	12,442	57,844
Small business	5,608	18	1,084	6,710	5,549	—	705	6,254
Total commercial and industrial	102,216	5,829	26,789	134,834	128,510	2,036	34,672	165,218
Retail	59,716	—	10,983	70,699	58,902	—	10,424	69,326
Total	$416,300	10,685	112,629	539,614	$543,333	9,455	150,271	703,059

(1) NPL ratio is 2.08% and 2.78% at December 31, 2013 and 2012, respectively.
(2) NPA ratio is 2.67% and 3.57% at December 31, 2013 and 2012, respectively.
NPL inflows declined $402.0 million or 62.7% from $641.4 million for 2012 to $239.4 million for 2013, with declines in all portfolio components. For more detailed information on NPL inflows for 2013 and 2012, refer to the table below, NPL Inflows by Portfolio Class.
The following table shows NPL inflows by portfolio class for the years ended December 31, 2013 and 2012.

Table 28- NPL Inflows by Portfolio Class	Years Ended December 31,
(in thousands)	2013	2012
Investment properties	$36,385	$164,441
1-4 family properties	46,008	84,174
Land acquisition	22,193	196,337
Total commercial real estate	104,586	444,952
Commercial, financial, and agricultural	41,727	71,026
Owner-occupied	30,016	48,550
Small business	6,248	6,686
Total commercial and industrial	77,991	126,262
Retail	56,805	70,192
Total NPL inflows	$239,382	$641,406

Asset Dispositions
During 2013, 2012, and 2011, Synovus continued to decrease its level of distressed assets through dispositions. In the fourth quarter of 2012, Synovus completed distressed asset sales with a carrying value of $545.5 million, which primarily consisted of a bulk sale, and resulted in pre-tax charges of approximately $157 million. During 2013, 2012 and 2011, Synovus completed sales of distressed assets with total carrying values of $251.6 million, $918.8 million, and $702.5 million, respectively.

Troubled Debt Restructurings
When borrowers are experiencing financial difficulties, the Company may, in order to assist the borrowers in repaying the principal and interest owed to the Company, make certain modifications to the borrower's loan. All loan modifications, renewals, and refinances are evaluated for troubled debt restructuring (TDR) classification. In accordance with ASU 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, issued in April 2011, a TDR is defined as a modification with a borrower that is experiencing financial difficulties, and the company has granted a financial concession that it would not normally make. The market interest rate concept in ASU 2011-02 states that if a borrower does not otherwise have access to funds at a market interest rates for debt with characteristics similar to those of the restructured debt, the restructuring would be considered to be at a below-market rate, which indicates that the lender may have granted a concession. Since Synovus often decreases or maintains the interest rate upon renewal of a commercial loan, including renewals of loans involving borrowers experiencing financial difficulties, the market rate concept has become a significant factor in determining if a loan is classified as a TDR. All TDR's are considered to be impaired loans, and the amount of impairment, if any, is determined in accordance with ASC 310-10-35, Accounting By Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5, ASC 450-20, and No. 15, ASC 310-40.
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
Since 2009, for consumer real estate borrowers experiencing financial difficulties that evidence that current monthly payments are unsustainable, Synovus has been providing through its consumer real estate home affordability program (HAP), a below market interest rate given the borrower's credit risk and/or an extension of the maturity and amortization period beyond loan policy limits for renewed loans. All consumer loans restructured or modified under HAP are TDRs. In December 2013, the home affordability program ended, and any of the loans in this program that are renewed, refinanced, or modified will no longer be able to utilize this program. As of December 31, 2013 and 2012, there were $27.3 million and $26.4 million, respectively, in accruing TDRs that were part of the HAP program.
Non-accruing TDRs may generally be returned to accrual status if there has been a period of performance, consisting usually of at least a six month sustained period of repayment performance in accordance with the terms of the agreement. Consistent with regulatory guidance, a TDR will generally no longer be reported as a TDR after a period of performance which is generally a minimum of six months and after the loan has been reported as a TDR at a year-end reporting date, and if at the time of the modification, the interest rate was at market, considering the credit risk associated with the borrower.
At December 31, 2013, troubled debt restructurings (accruing and non-accruing) were $769.8 million, an increase of $2.0 million compared to December 31, 2012. Non-accruing TDRs of $213.4 million at December 31, 2013 increased $119.0 million from December 31, 2012 primarily due to the restructuring of one larger credit relationship, which was previously reported as an impaired non-accruing relationship. Accruing TDRs were $556.4 million at December 31, 2013 compared to $673.4 million at December 31, 2012, a decrease of $117.0 million or 17.4%. At December 31, 2013, the allowance for loan losses allocated to these accruing TDRs was $27.7 million compared to $41.4 million at December 31, 2012. The allowance for loan losses allocated to accruing TDRs has declined primarily due to the decreased level of accruing TDRs. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At both December 31, 2013 and 2012, approximately 99% of accruing TDRs were current. The table below shows accruing TDRs by grade at December 31, 2013 and 2012.

Table 29 - Accruing TDRs by Risk Grade	December 31,
	2013		2012
(dollars in thousands)	Amount	%	Amount	%
Pass	$114,930	20.7%	$145,435	21.6%
Special mention	153,547	27.6	248,661	36.9
Substandard accruing	287,933	51.7	279,287	41.5
Total accruing TDRs	$556,410	100.0%	$673,383	100.0%

The following table shows accruing TDRs and the allowance for loan losses on accruing TDRs by portfolio class and the aging of accruing TDRs by portfolio class at December 31, 2013 and 2012.

Table 30 - Accruing TDRs Aging and Allowance for Loan Losses by Portfolio Class
	December 31, 2013
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$140,383	1,657	—	142,040	4,370
1-4 family properties	104,478	1,618	43	106,139	7,233
Land acquisition	69,976	—	—	69,976	5,090
Total commercial real estate	314,837	3,275	43	318,155	16,693
Commercial, financial and agricultural	91,145	268	59	91,472	5,199
Owner-occupied	85,171	2,095	66	87,332	4,250
Small business	5,162	507	—	5,669	336
Total commercial and industrial	181,478	2,870	125	184,473	9,785
Home equity lines	2,475	275	—	2,750	116
Consumer mortgages	42,383	1,371	265	44,019	967
Credit cards	—	—	—	—	—
Other retail loans	6,951	62	—	7,013	109
Total retail	51,809	1,708	265	53,782	1,192
Total accruing TDRs	$548,124	7,853	433	556,410	27,670

	December 31, 2012
(dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$179,832	1,230	—	181,062	10,721
1-4 family properties	107,813	336	—	108,149	10,329
Land acquisition	82,234	1,557	—	83,791	5,949
Total commercial real estate	369,879	3,123	—	373,002	26,999
Commercial, financial and agricultural	135,557	2,006		137,563	7,382
Owner-occupied	96,151	1,073		97,224	5,636
Small business	2,647	686	—	3,333	184
Total commercial and industrial	234,355	3,765	—	238,120	13,202
Home equity lines	8,696	—	—	8,696	195
Consumer mortgages	47,422	1,570	—	48,992	880
Credit cards	—	—	—	—	—
Other retail loans	4,064	509	—	4,573	74
Total retail	60,182	2,079	—	62,261	1,149
Total accruing TDRs	$664,416	8,967	—	673,383	41,350

The following table shows non-accruing TDRs by portfolio class at December 31, 2013 and 2012.

Table 31- Non-accruing TDRs by Portfolio Class	December 31,
(in thousands)	2013	2012
Investment properties	$53,130	11,812
1-4 family properties	8,368	26,084
Land acquisition	124,324	31,573
Total commercial real estate	185,822	69,469
Commercial, financial and agricultural	13,351	16,453
Owner-occupied	8,165	2,600
Small business	269	1,062
Total commercial and industrial	21,785	20,115
Home equity lines	1,060	992
Consumer mortgages	4,727	3,352
Other retail loans	13	467
Total retail	5,800	4,811
Total non-accruing TDRs	$213,407	94,395

See "Part II - Item 8. Financial Statements and Supplementary Data - Note 6 - Loans and Allowance for Loan Losses" of this Report for further information.
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
Past due loans have remained at historically low levels for the past two years. As a percentage of total loans outstanding, loans 90 days past due and still accruing interest were 0.02% and 0.03% at December 31, 2013 and 2012, respectively. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments. As a percentage of total loans outstanding, loans 30 or more days past due and still accruing interest were 0.36% and 0.54% at December 31, 2013 and 2012, respectively, with improvements in every category.

The following table shows the aging of past due loans by portfolio class at December 31, 2013 and 2012.

Table 32 - Loans Past Due by Portfolio Class
	December 31,
	2013				2012
(dollars in thousands)	30-89 Days Past Due		90+ Days Past Due		30-89 Days Past Due		90+ Days Past Due
	Amount	%	Amount	%	Amount	%	Amount	%
Investment properties	$3,552	0.08%	$40	—%	$5,436	0.12%	$798	0.02%
1-4 family properties	6,267	0.54	527	0.05	13,053	1.01	41	—
Land acquisition	1,100	0.16	300	0.04	3,422	0.43	298	0.04
Total commercial real estate	10,919	0.17	867	0.01	21,911	0.34	1,137	0.02
Commercial, financial and agricultural	16,251	0.30	721	0.01	15,742	0.30	845	0.02
Owner-occupied	9,341	0.24	66	—	17,784	0.47	61	—
Small business	4,506	0.66	155	0.02	4,935	0.96	338	0.07
Total commercial and industrial	30,098	0.30	942	0.01	38,461	0.40	1,244	0.01
Home equity lines	4,919	0.31	136	0.01	9,555	0.62	705	0.05
Consumer mortgages	18,068	1.19	1,011	0.07	22,502	1.59	1,288	0.09
Credit cards	1,917	0.75	1,507	0.59	2,450	0.93	2,413	0.92
Other retail loans	2,190	0.77	26	0.01	3,135	1.13	24	0.01
Total retail	27,094	0.74	2,680	0.07	37,642	1.08	4,430	0.13
Total loans past due	$68,111	0.34%	$4,489	0.02%	$98,014	0.50%	$6,811	0.03%

Substandard Accruing and Special Mention Loans
Substandard accruing loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Loans with this classification are characterized by the distinct possibility that Synovus will sustain some loss if the deficiencies are not corrected. At December 31, 2013, substandard accruing loans totaled $542.4 million compared to $672.6 million at December 31, 2012, a decrease of $130.2 million or 19.4% primarily due to principal reductions and upgrades.
The following table shows substandard accruing loans by portfolio class at December 31, 2013 and 2012.

Table 33 - Substandard Accruing Loans by Portfolio Class	December 31,
(in thousands)	2013	2012
Investment properties	$99,545	$161,616
1-4 family properties	104,310	106,166
Land acquisition	34,965	42,247
Total commercial real estate	238,820	310,029
Commercial, financial and agricultural	152,158	180,611
Owner-occupied	127,236	156,302
Small business	7,409	6,308
Total commercial and industrial	286,803	343,221
Home equity lines	10,360	13,927
Consumer mortgages	3,370	636
Credit cards	1,507	472
Other retail loans	1,561	4,312
Total retail	16,798	19,347
Total substandard accruing loans	$542,421	$672,597

Special mention loans have potential weaknesses that deserve management's close attention but are not adversely classified and do not expose Synovus to sufficient risk to warrant an adverse classification. Special mention loans steadily declined throughout 2013 primarily due to upgrades and principal reductions. At December 31, 2013, special mention loans totaled $850.6 million ($470.9 million of commercial real estate loans and $379.7 million of commercial and industrial loans) compared to $1.38 billion ($804.4 million of commercial real estate loans and $572.6 million of commercial and industrial loans) at December 31, 2012, a decrease of $526.3 million, or 38.2% from 2012. Special mention and substandard accruing loans in the residential C&D and land acquisition category declined $118.2 million, or 33.8% from $303.2 million in 2012 to $200.6 million in 2013.
The following table shows special mention loans by portfolio class at December 31, 2013 and 2012.

Table 34 - Special Mention Loans by Portfolio Class	December 31,
(in thousands)	2013	2012
Investment properties	$249,890	$463,532
1-4 family properties	126,715	197,148
Land acquisition	94,316	143,685
Total commercial real estate	470,921	804,365
Commercial, financial and agricultural	224,620	311,475
Owner-occupied	155,097	261,116
Small business	—	—
Total commercial and industrial	379,717	572,591
Home equity lines	—	—
Consumer mortgages	—	—
Credit cards	—	—
Other retail loans	—	—
Total retail	—	—
Total special mention loans	$850,638	$1,376,956

Potential Problem Loans
Management continuously monitors non-performing and past due loans to mitigate further deterioration regarding the condition of these loans. Potential problem loans are defined by management as certain performing loans with a well-defined weakness where there is information about possible credit problems of borrowers which causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of substandard accruing loans but exclude both loans 90 days past due and still accruing interest and substandard accruing troubled debt restructurings, which are reported separately. Management’s decision to include performing loans in the category of potential problem loans indicates that management has recognized a higher degree of risk associated with these loans. In addition to accruing loans 90 days past due and accruing restructured loans, Synovus had $239.3 million of potential problem commercial loans at December 31, 2013 compared to $369.5 million at December 31, 2012. Management’s current expectation of probable losses from potential problem loans is included in the allowance for loan losses, and management cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.
Net Charge-offs
Total net charge-offs were $135.4 million, or 0.69% of average loans for 2013, a decrease of $348.0 million or 72.0%, compared to $483.5 million or 2.45% of average loans for 2012. Net charge-offs declined from 2012 levels primarily as a result of lower mark-to-market charge, decreased costs related to NPL inflows, and lower charges on sales of distressed loans. Net charge-offs in 2012 include the impact of $163.9 million in net charge-offs from distressed loan sales with a carrying value of approximately $474.4 million which were completed during the fourth quarter of 2012 and consisted primarily of distressed loans sold in a bulk sale. The residential construction and development (component of the 1-4 family category) and land acquisition portfolio represented $35.9 million, or 26.5% of total net charge-offs for 2013. Net charge-offs in this portfolio also decreased by $128.4 million, or 78.1%, from 2012 levels.

The following table shows net charge-offs by portfolio class for the years ended December 31, 2013 and 2012.

Table 35 - Net Charge-offs by Portfolio Class	Years Ended December 31,
	2013		2012
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Investment properties	$30,300	0.69%	$83,242	1.87%
1-4 family properties	17,622	1.37	80,327	5.42
Land for future development	22,000	2.76	116,554	11.92
Total commercial real estate	69,922	1.08	280,123	4.06
Commercial, financial and agricultural	18,499	0.35	90,639	1.78
Owner-occupied	16,612	0.44	63,065	1.64
Small business	3,948	0.75	3,362	0.86
Total commercial and industrial	39,059	0.41	157,066	1.68
Home equity lines	7,798	0.51	18,884	1.19
Consumer mortgages	10,117	0.72	18,156	1.30
Credit cards	5,892	2.27	7,480	2.84
Other retail loans	2,655	0.96	1,749	0.62
Total retail	26,462	0.76	46,269	1.31
Total net charge-offs	$135,443	0.69%	$483,458	2.45%

(1) Net charge-off ratio as a percentage of average loans.
Provision for Loan Losses and Allowance for Loan Losses
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 6 - Loans and Allowance for Loan Losses" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of this Report for further information.
The provision for loan losses for the year ended December 31, 2013 was $69.6 million, a decrease of $250.8 million or 78.3% compared to the prior year. The decrease in the provision for loan losses from 2012 to 2013 is primarily due to continued improvement in credit quality trends during 2013, including decreased NPL inflows and NPLs, lower net charge-offs, and reduced levels of loans rated special mention and accruing substandard as well as pre-tax charges of approximately $157 million related to the bulk sale of distressed assets completed during the fourth quarter of 2012.
The allowance for loan losses at December 31, 2013 was $307.6 million or 1.53% of total loans, compared to $373.4 million or 1.91% of total loans at December 31, 2012. The decrease in the allowance for loan losses during 2013 was due to the continued improvement in credit quality trends during 2013. The improvements in credit quality included reduced NPL inflows and NPLs, as well as decreased net charge-offs and lower levels of loans rated substandard accruing and special mention.

A summary by loan category of loans charged off, recoveries of loans previously charged off, and additions to the allowance through provision for loan losses is presented in the following table:

Table 36 - Allowance for Loan Losses – Summary of Activity by Loan Category
	Years Ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Allowance for loan losses at beginning of year	$373,405	536,494	703,547	943,725	598,301
Loans charged off
Commercial:
Commercial, financial, and agricultural	35,438	115,245	123,314	228,570	242,843
Owner-occupied	18,956	65,854	52,820	58,691	67,347
Small business	4,583	3,712	3,583	5,702	5,369
Real estate — construction	51,630	208,130	223,026	719,032	913,032
Real estate — mortgage	35,360	108,569	161,271	294,494	153,741
Total commercial	145,967	501,510	564,014	1,306,489	1,382,332
Retail:
Real estate — mortgage	22,662	43,364	56,839	86,069	79,016
Retail loans — credit cards	7,811	9,110	13,598	18,937	20,854
Retail loans — other	3,513	2,791	5,263	6,428	10,404
Total retail	33,986	55,265	75,700	111,434	110,274
Total loans charged off	179,953	556,775	639,714	1,417,923	1,492,606
Recoveries of loans previously charged off
Commercial:
Commercial, financial, and agricultural	16,939	24,607	16,398	13,527	12,321
Owner-occupied	2,344	2,788	2,806	2,285	1,817
Small business	635	350	564	810	113
Real estate — construction	11,348	23,721	17,880	16,056	10,140
Real estate — mortgage	5,720	12,855	7,724	6,012	3,632
Total commercial	36,986	64,321	45,372	38,690	28,023
Retail:
Real estate — mortgage	4,748	6,324	5,082	3,385	1,846
Retail loans — credit cards	1,918	1,630	1,893	2,095	1,161
Retail loans — other	858	1,042	1,519	2,301	1,401
Total retail	7,524	8,996	8,494	7,781	4,408
Recoveries of loans previously charged off	44,510	73,317	53,866	46,471	32,431
Net loans charged off	135,443	483,458	585,848	1,371,452	1,460,175
Provision for loan losses	69,598	320,369	418,795	1,131,274	1,805,599
Allowance for loan losses at end of year	$307,560	373,405	536,494	703,547	943,725
Ratios:
Allowance for loan losses to loans, net of deferred fees and costs	1.53%	1.91	2.67	3.26	3.72
Net charge-offs as a percentage of average loans net of deferred fees and costs	0.69%	2.45	2.84	5.82	5.37
Allowance to non-performing loans excluding collateral-dependent impaired loans with no related allowance	95.43%	93.49	124.04	192.60	124.70

The following table shows the allocation of the allowance for loan losses by loan category at December 31, 2013, 2012, 2011, 2010, and 2009.

Table 37 - Allocation of Allowance for Loan Losses
	December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial
Commercial, financial, and agricultural	$69,567	27.4%	$83,366	27.1%	$117,450	25.3%	$154,115	24.4%	$137,031	23.7%
Owner-occupied	33,283	19.0	43,481	19.2	67,438	19.2	67,943	18.5	72,002	17.5
Small business	13,218	3.4	11,648	2.6	2,521	1.5	1,923	1.1	2,246	0.7
Real estate — construction	53,431	8.8	90,156	8.9	145,421	11.9	197,337	14.4	379,618	20.4
Real estate — mortgage	73,582	23.3	77,770	24.3	103,673	24.3	156,586	24.4	216,840	21.9
Total commercial	243,081	81.9	306,421	82.1	436,503	82.2	577,904	82.8	807,737	84.2

Retail
Real estate — mortgage	29,607	15.4	24,577	15.1	36,813	15.1	25,937	14.5	34,860	13.3
Retail loans — credit cards	10,030	1.3	12,278	1.4	12,870	1.3	12,990	1.3	15,751	1.2
Retail loans — other	1,842	1.4	2,129	1.4	2,310	1.4	2,628	1.4	4,455	1.4
Total retail	41,479	18.1	38,984	17.9	51,993	17.8	41,555	17.2%	55,066	15.9
Deferred fees and costs, net	—	nm	—	nm	—	nm	—	nm	—	(0.1)%
Unallocated	23,000	—	28,000	—	47,998	—	84,088	—	80,922	—
Total allowance for loan losses	$307,560	100.0%	$373,405	100.0%	$536,494	100.0%	$703,547	100.0%	$943,725	100.0%

(1) Loan balance in each category expressed as a percentage of total loans, net of deferred fees and costs.
nm - not meaningful

Table 38 - Selected Credit Quality Metrics	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Non-performing loans	$416,300	543,333	883,021	891,622	1,555,776
Impaired loans held for sale	10,685	9,455	30,156	127,365	36,816
Other real estate	112,629	150,271	204,232	261,305	238,807
Non-performing assets	$539,614	703,059	1,117,409	1,280,292	1,831,399
Loans 90 days past due and still accruing	$4,489	6,811	14,520	16,222	19,938
As a % of loans	0.02%	0.03	0.07	0.08	0.08
Total past due loans and still accruing	$72,600	104,825	149,442	176,756	262,446
As a % of loans	0.36%	0.54	0.74	0.82	1.03
Accruing TDRs	$556,410	673,383	668,472	464,123	213,552
Non-performing loans as a % of total loans	2.08%	2.78	4.40	4.13	6.13
Non-performing assets as a % of total loans, other loans held for sale, and ORE	2.67%	3.57	5.50	5.83	7.14

Capital Resources
Synovus is required to comply with the capital adequacy standards established by the Federal Reserve Board and our subsidiary bank, Synovus Bank, must comply with similar capital adequacy standards established by the FDIC. Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements.
The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 40 – Capital Ratios
(dollars in thousands)	December 31, 2013	December 31, 2012
Tier 1 capital
Synovus Financial Corp.	$2,351,493	2,832,244
Synovus Bank	2,806,197	3,173,530
Tier 1 common equity (1)
Synovus Financial Corp.	2,215,631	1,864,917
Total risk-based capital
Synovus Financial Corp.	2,900,865	3,460,998
Synovus Bank	3,084,756	3,441,364
Tier 1 capital ratio
Synovus Financial Corp.	10.54%	13.24
Synovus Bank	12.61	14.88
Tier 1 common equity ratio (1)
Synovus Financial Corp.	9.93	8.72
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	13.00	16.18
Synovus Bank	13.86	16.14
Leverage ratio
Synovus Financial Corp.	9.13	11.00
Synovus Bank	10.94	12.41
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	10.68	9.66

(1) See reconciliation of "Non-GAAP Financial Measures” in this Report.
As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, the Tier 1 risk-based capital ratio, and the leverage ratio. Synovus Bank is a state-chartered bank under the regulations of the GA DBF. Under applicable regulations, Synovus Bank is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if Synovus Bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. Synovus Bank had the required capital levels to qualify as well capitalized as of December 31, 2013. Management is not currently aware of the existence of any conditions or events occurring subsequent to December 31, 2013 which would affect the well-capitalized classification.
On July 26, 2013, Synovus redeemed all 967,870 shares of its Series A Preferred Stock issued to the U.S. Treasury under the CPP established under TARP. Over two-thirds of the TARP redemption was funded by internally available funds from an upstream dividend of $680.0 million from Synovus Bank. The balance of the redemption was funded by net proceeds from equity offerings completed in July 2013, described below.
    On July 24, 2013, Synovus completed a public offering of 59,870,550 shares of its Common Stock at $3.09 per share. The offering generated net proceeds of $175.2 million.
On July 25, 2013, Synovus completed a public offering of $130 million of Series C Preferred Stock.  The offering generated net proceeds of $125.9 million. From the date of issuance to, but excluding, August 1, 2018, the rate for declared dividends is

7.875% per annum.  From and including August 1, 2018, the dividend rate will change to a floating rate equal to the three-month LIBOR plus a spread of 6.39% per annum.
As previously disclosed, in 2009, Synovus entered into the Synovus MOU with the Atlanta Fed and the GA DBF. The Atlanta Fed and the GA DBF terminated the Synovus MOU effective as of April 22, 2013, and replaced it with a resolution adopted by Synovus' Board of Directors relating to, among other things, continued emphasis on improving asset quality and maintaining strong levels of capital and liquidity. As previously disclosed, in 2010, Synovus Bank entered into the Synovus Bank MOU. The FDIC and the GA DBF terminated the Synovus Bank MOU effective as of May 29, 2013, and replaced it with a resolution adopted by Synovus Bank’s Board of Directors relating to, among other things, continued emphasis on improving asset quality and maintaining strong levels of capital and liquidity. See Part I Item IA - Risk factors - "Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results."
During 2013, the Federal Reserve released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The FDIC and OCC also approved the final rule during 2013. The rule applies to all banking organizations that are currently subject to regulatory capital requirements as well as certain savings and loan holding companies.  The rule strengthens the definition of regulatory capital, increases risk-based capital requirements, and makes selected changes to the calculation of risk-weighted assets. The rule becomes effective January 1, 2015, for Synovus and most banking organizations, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Based on management's interpretation of the regulation, Synovus' estimated Tier 1 common equity ratio under Basel III as of December 31, 2013 is 9.72%, which is in compliance with the capital requirements. See reconciliation of "Non-GAAP Financial Measures" in this Report.
There are limitations on the inclusion of deferred tax assets for regulatory capital based on Tier 1 capital levels and projected future earnings (Basel III revises limitation criteria effective January 1, 2015). As of December 31, 2013, total disallowed deferred tax assets were $618.5 million or 2.77% of risk weighted assets, compared to $710.5 million or 3.32% of risk weighted assets at December 31, 2012. The DTA limitation will continue to decrease over time, thus creating additional regulatory capital in future periods.
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
Liquidity is generated primarily through maturities and repayments of loans by customers, maturities and sales of investment securities, deposit growth, and access to sources of funds other than deposits. Unencumbered investment securities can also be utilized as collateral to enhance liquidity, if necessary. Management continuously monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to meet estimated customer deposit withdrawals and future loan requests. Liquidity is also enhanced by the acquisition of new deposits. Each of the banking divisions monitors deposit flows and evaluates local market conditions in an effort to retain and grow deposits.
Synovus Bank also generates liquidity through the national deposit markets. Synovus Bank issues longer-term certificates of deposit across a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At December 31, 2013, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company for various needs including potential capital infusions into subsidiaries, the servicing of debt, and the payment of dividends on our Common Stock and Preferred Stock. The primary source of liquidity for Synovus consists of dividends from Synovus Bank. During 2012 and 2011, Synovus Bank did not pay dividends to the Parent Company. On July 19, 2013, the Parent Company received a $680.0 million dividend from Synovus Bank, which Synovus utilized along with the net proceeds from its July Common Stock and Series C Preferred Stock offerings to redeem its $967.9 million of Series A Preferred Stock on July 26, 2013. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, under a resolution adopted by its Board, Synovus Bank is currently prohibited from paying any cash dividends to the Parent Company without regulatory approval, and GA DBF rules and related statutes contain additional restrictions on payments of dividends by Synovus Bank. See “Part I - Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results.” of Synovus' 2013 Form 10-K.
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
On February 13, 2012, Synovus issued $300 million aggregate principal amount of the 2019 Senior Notes in a public offering for aggregate proceeds of $292.6 million, net of discount and debt issuance costs. Concurrent with this offering, Synovus announced a Tender Offer for any and all of its 2013 Notes, with a total principal amount outstanding of $206.8 million. An aggregate principal amount of $146.1 million of the 2013 Notes, representing 71% of the outstanding principal amount, were tendered in the Tender Offer. Synovus paid total consideration of $146.1 million for these notes, which was funded from a portion of the net proceeds of the 2019 Senior Notes. On February 15, 2013, Synovus paid the remaining balance on its 2013 Notes of $60.6 million.
Synovus has historically enjoyed a solid reputation in the capital markets and in the past few years has accessed the capital markets to provide needed liquidity resources. Despite the success of these public offerings, there can be no assurance that Synovus will be able to obtain additional new borrowings or issue additional equity on favorable terms, if at all. See "Part I – Item 1A. Risk Factors - Our status as a non-investment grade issuer could increase the cost of our funding from the capital markets and impact our liquidity.” of Synovus' 2013 Form 10-K.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs through the near future. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I – Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results." of Synovus' 2013 Form 10-K.
The following table summarizes Synovus’ contractual cash obligations at December 31, 2013.

Table 41 - Contractual Cash Obligations
	Payments Due After December 31, 2013
(in thousands)	1 Year or Less	Over 1 - 3 Years	4 - 5 Years	After 5 Years	Total
Long-term debt	$104,894	1,166,566	660,177	325,163	2,256,800
Capital lease obligations	102	207	226	1,620	2,155
Purchase commitments	21,828	22,104	10,116	—	54,048
Operating leases	23,776	44,207	38,623	191,657	298,263
Total contractual cash obligations	$150,600	1,233,084	709,142	518,440	2,611,266

Short-term Borrowings
The following table sets forth certain information regarding federal funds purchased and securities sold under repurchase agreements, the principal components of short-term borrowings.

Table 42 - Short-term Borrowings
(dollars in thousands)	2013	2012	2011
Balance at December 31,	$148,132	201,243	313,757
Weighted average interest rate at December 31,	0.13%	0.16	0.24
Maximum month end balance during the year	$244,048	398,853	452,903
Average amount outstanding during the year	208,267	320,338	389,582
Weighted average interest rate during the year	0.16%	0.19	0.27

Earning Assets and Sources of Funds
Average total assets for 2013 decreased $40.1 million, or 0.2%, to $26.33 billion as compared to average total assets for 2012. Average earning assets decreased $596.0 million, or 2.4%, in 2013 as compared to the prior year. Average earning assets represented 90.8% and 92.9% of average total assets for 2013 and 2012, respectively. The reduction in average earning assets resulted primarily from a $359.2 million decrease in total investment securities and a $116.2 million reduction in average interest bearing funds held at the Federal Reserve Bank. The decrease in funding sources utilized to support earning assets was driven by a $684.8 million decrease in average deposits and a $112.1 million decrease in Federal funds purchased and securities sold under repurchase agreements. These decreases in funding sources were partially offset by a $349.3 million increase in average long-term debt.
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
For more detailed information on the average balance sheets for the years ended December 31, 2013, 2012, and 2011, refer to Table 22 - Average Balances, Interest, and Yields.
The table below shows the maturity of selected loan categories as of December 31, 2013. Also provided are the amounts due after one year classified according to the sensitivity in interest rates. Actual repayments of loans may differ from the contractual maturities reflected therein because borrowers have the right to prepay obligations with and without prepayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could create differences between the contractual maturities and the actual repayment of such loans.

Table 43 - Loan Maturity and Interest Rate Sensitivity
	December 31, 2013
(in thousands)	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total
Selected loan categories:
Commercial, financial, and agricultural	$1,582,854	3,280,242	635,643	5,498,739
Real estate-construction	746,262	956,855	53,360	1,756,477
Total	2,329,116	4,237,097	689,003	7,255,216
Loans due after one year:
Having predetermined interest rates				1,721,280
Having floating or adjustable interest rates				3,204,820
Total				4,926,100

Recently Issued Accounting Standards
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for further information.

Non-GAAP Financial Measures
The measures entitled pre-tax, pre-credit costs income, adjusted non-interest income, adjusted non-interest expense, net loan growth (decline), core deposits, core deposits excluding time deposits, Tier 1 common equity, Tier 1 common equity ratio, the estimated Tier 1 common equity ratio under Basel III rules, and tangible common equity to tangible assets ratio are not measures recognized under U.S. generally accepted accounting principles (GAAP) and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are income (loss) before income taxes, total non-interest income, total non-interest expense, total loan growth (decline), total deposits, total shareholders' equity, and the ratio of total shareholders’ equity to total assets, respectively.
Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ capital strength and the performance of its core business. These non-GAAP financial measures should not be considered as substitutes for income (loss) before income taxes, total non-interest income, total non-interest expense, total loan growth (decline), total deposits, total shareholders' equity, or the ratio of total shareholders’ equity to total assets determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies.
The computations of pre-tax, pre-credit costs income, adjusted non-interest income, adjusted non-interest expense, net loan growth (decline), core deposits, core deposits excluding time deposits, Tier 1 common equity, Tier 1 common equity ratio, the estimated Tier 1 common equity ratio under Basel III rules, tangible common equity to tangible assets ratio, and the reconciliation of these measures to income (loss) before income taxes, total non-interest income, total non-interest expense, total deposits, total shareholders' equity and the ratio of total shareholders’ equity to total assets are set forth in the tables below.

Table 44 - Reconciliation of Non-GAAP Financial Measures
	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Pre-tax, Pre-credit Costs Income
Income (loss) before income taxes	$252,628	31,477	(59,532)	(849,170)	(1,605,908)
Provision for loan losses	69,598	320,369	418,795	1,131,274	1,805,599
Other credit costs (1)	48,370	112,250	149,293	198,426	380,984
Total credit costs	117,968	432,619	568,088	1,329,700	2,186,583
Litigation loss contingency expense (2)	10,000	—	—	—	—
Restructuring charges	11,064	5,412	30,665	5,538	5,995
Visa indemnification charges	1,600	6,304	6,038	—	4,059
Investment securities (gains) losses, net	(2,945)	(39,142)	(75,007)	1,271	(14,067)
Goodwill impairment	—	—	—	—	15,090
Loss (gain) on curtailment of post-retirement benefit	—	—	398	(7,092)	—
Gain on sale/redemption of Visa shares	—	—	—	—	(51,900)
Pre-tax, pre-credit costs income	$390,315	436,670	470,650	480,247	539,852

Adjusted Non-interest Income
Total non-interest income	$253,571	313,966	338,874	305,347	410,670
Investment securities (gains) losses, net	(2,945)	(39,142)	(75,007)	1,271	(14,067)
Decrease (increase) in fair value of private equity investments, net	2,963	(8,233)	1,118	(7,203)	(1,379)
Adjusted non-interest income	$253,589	266,591	264,985	299,415	395,224

Adjusted Non-interest Expense
Total non-interest expense	$741,537	816,237	903,765	1,009,576	1,221,289
Other credit costs(1)	(48,370)	(112,250)	(149,293)	(198,426)	(380,984)
Litigation loss contingency expense(2)	(10,000)	—	—	—	—
Restructuring charges	(11,064)	(5,412)	(30,665)	(5,538)	(5,995)
Visa indemnification charges	(1,600)	(6,304)	(6,038)	—	(4,059)
Goodwill impairment	—	—	—	—	(15,090)
(Loss) gain on curtailment of post-retirement benefit	—	—	(398)	7,092	—
Adjusted non-interest expense	$670,503	692,271	717,371	812,704	815,161

	December 31,
(amounts in thousands)	2013	2012	2011	2010	2009
Net Loan Growth (Decline)
Growth (decline) in total loans	$516,108	$(538,122)	(1,505,950)	(3,798,177)	(3)
Transfers to other loans held for sale	165,249	756,268	519,308	1,091,131	(3)
Foreclosures	85,422	154,747	224,786	378,172	(3)
Charge-offs excluding transfers to other loans held for sale and loan sales	95,563	215,913	390,924	967,111	(3)
Net loan growth (decline)	$862,342	588,806	(370,932)	(1,361,763)	(3)

Core Deposits and Core Deposits Excluding Time Deposits
Total deposits	$20,876,790	21,057,044	22,411,752	24,500,304	27,433,533
Brokered deposits	(1,094,002)	(1,092,749)	(1,783,174)	(3,152,349)	(5,039,328)
Core deposits	19,782,788	19,964,295	20,628,578	21,347,955	22,394,205
Time deposits	(3,498,200)	(3,583,304)	(4,591,164)	(5,911,150)	(7,597,738)
Core deposits excluding time deposits	$16,284,588	16,380,991	16,037,414	15,436,805	14,796,467

Tier 1 Common Equity and Tier 1 Common Equity Ratio
Total shareholders’ equity	$2,948,985	3,569,431	2,827,452	2,997,918	2,851,041
Accumulated other comprehensive loss (income)	41,258	(4,101)	(21,093)	(57,158)	(84,806)
Goodwill	(24,431)	(24,431)	(24,431)	(24,431)	(24,431)
Other intangible assets, net	(3,415)	(5,149)	(8,525)	(12,434)	(16,649)
Disallowed deferred tax asset	(618,516)	(710,488)	—	(1,827)	(11,945)
Other items	7,612	6,982	7,371	7,844	8,077
Tier 1 capital	2,351,493	2,832,244	2,780,774	2,909,912	2,721,287
Qualifying trust preferred securities	(10,000)	(10,000)	(10,000)	(10,000)	(10,000)
Series C Preferred Stock	(125,862)	—	—	—	—
Series A Preferred Stock	—	(957,327)	(947,017)	(937,323)	(928,207)
Tier 1 common equity	2,215,631	1,864,917	1,823,757	1,962,589	1,783,080
Total risk-weighted assets	22,316,093	21,387,935	21,486,822	22,748,532	26,781,973
Tier 1 common equity ratio	9.93%	8.72	8.49	8.63	6.66

Estimated Tier 1 Common Equity Ratio under Basel III Rules(4)
Tier 1 common equity	2,215,631
Adjustment related to capital components	50,000
Estimated Tier 1 common equity under Basel III rules	2,265,631
Estimated total risk-weighted assets under Basel III rules	23,301,000
Estimated Tier 1 common equity ratio under Basel III rules	9.72%

Tangible Common Equity Ratio
Total assets	$26,201,604	26,760,012	27,162,845	30,093,148	32,831,418
Goodwill	(24,431)	(24,431)	(24,431)	(24,431)	(24,431)
Other intangible assets, net	(3,415)	(5,149)	(8,525)	(12,434)	(16,649)
Tangible assets	$26,173,758	26,730,432	27,129,889	30,056,283	32,790,338

Total shareholders’ equity	$2,948,985	3,569,431	2,827,452	2,997,918	2,851,041
Goodwill	(24,431)	(24,431)	(24,431)	(24,431)	(24,431)
Other intangible assets, net	(3,415)	(5,149)	(8,525)	(12,434)	(16,649)
Series C Preferred Stock	(125,862)	—	—	—	—
Series A Preferred Stock	—	(957,327)	(947,017)	(937,323)	(928,207)
Tangible common equity	$2,795,277	2,582,524	1,847,479	2,023,730	1,881,754
Tangible equity units	—	(260,084)	(260,084)	(260,122)	—
Tangible common equity excluding tangible equity units	$2,795,277	2,322,440	1,587,395	1,763,608	1,881,754
Common shares outstanding	972,351	786,579	785,295	785,263	489,828
Total shareholders’ equity to total assets ratio	11.25%	13.34	10.41	9.96	8.68
Tangible common equity to tangible assets ratio	10.68	9.66	6.81	6.73	5.74

(1)	Other credit costs consist primarily of foreclosed real estate expense, net.

(2)
Consists of loss contingency accruals with respect to outstanding legal matters. Amounts for periods prior to the three months ended December 31, 2013 are not disclosed separately as amounts are not material.

(3)	The non-GAAP measure was not reported by Synovus until 2010.

(4)	This ratio is not applicable to years prior to 2013.

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
Parent Company
The Parent Company’s net assets consist primarily of its investment in Synovus Bank. The Parent Company’s primary uses of cash are for the servicing of debt and payment of dividends to shareholders. The Parent Company also provides the necessary funds to strengthen the capital of its subsidiaries if needed. These uses of cash are primarily funded by dividends from Synovus Bank, borrowings from external sources, and equity offerings. On July 19, 2013, Synovus received an upstream dividend of $680.0 million from Synovus Bank, which Synovus utilized to redeem its $967.9 million of Series A Preferred Stock on July 26, 2013. The balance of the redemption was funded by net proceeds from equity offerings completed in July 2013, described below. Synovus did not receive any dividends from Synovus Bank during 2012 or 2011. Synovus has applied for regulatory approval to allow Synovus Bank to pay dividends during 2014. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall financial condition. In addition, under a resolution adopted by its Board, Synovus Bank is currently prohibited from paying any cash dividends to the Parent Company without regulatory approval, and GA DBF rules and related statutes contain additional restrictions on payments of dividends by Synovus Bank. See "Part I - Item 1 - Business - Supervision, Regulation and Other Factors - Dividends" of this report for further information.
On July 24, 2013, Synovus completed a public offering of 59,870,550 shares of its Common Stock at $3.09 per share. The offering generated net proceeds of $175.2 million. On July 25, 2013, Synovus completed a public offering of $130 million of Series C Preferred Stock (5.2 million shares, no par value, non-cumulative, with a liquidation preference of $25 per share). The offering generated net proceeds of $125.9 million. From the date of issuance to, but excluding, August 1, 2018, the rate for declared dividends on the Series C Preferred Stock is 7.875% per annum. From and including August 1, 2018, the dividend rate will change to a floating rate equal to the three-month LIBOR plus a spread of 6.39% per annum.
On February 13, 2012, Synovus issued $300 million aggregate principal amount of the 2019 Senior Notes in a public offering for aggregate proceeds of $292.6 million, net of discount and debt issuance costs. Concurrent with this offering, Synovus announced a Tender Offer for any and all of its 2013 Notes, with a total principal amount outstanding of $206.8 million. An aggregate principal amount of $146.1 million of the 2013 notes, representing 71% of the outstanding principal amount, were tendered in the Tender Offer. Synovus paid total consideration of $146.1 million for these notes, which was funded from a portion of the net proceeds of the 2019 Senior Notes. On February 15, 2013, Synovus paid the remaining balance on its 2013 Notes of $60.6 million.
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
Synovus measures the sensitivity of net interest income to changes in market interest rates through the utilization of simulation modeling. On at least a quarterly basis, the following twenty-four month time period is simulated to determine a baseline net interest income forecast and the sensitivity of this forecast to changes in interest rates. The baseline forecast assumes an unchanged or flat interest rate environment. These simulations include all of Synovus’ earning assets, liabilities, and derivative financial instruments. Forecasted balance sheet changes, primarily reflecting loan and deposit growth and mix forecasts, are included in the periods modeled. Projected rates for loans and deposits are based on management’s outlook and local market conditions.
The magnitude and velocity of rate changes among the various asset and liability groups exhibit different characteristics for each possible interest rate scenario; additionally, customer loan and deposit preferences can vary in response to changing interest rates. Simulation modeling enables Synovus to capture the expected effect of these differences. Assumptions utilized in the model are updated on an ongoing basis and are reviewed and approved by ALCO. Synovus is also able to model expected changes in the shape of interest rate yield curves for each rate scenario. Simulation also enables Synovus to capture the effect of expected prepayment level changes on selected assets and liabilities subject to prepayment.
Synovus’ rate sensitivity position is indicated by selected results of net interest income simulations. In these simulations, Synovus has modeled the impact of a gradual increase in short-term interest rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next year. Due to short-term interest rates being at or near 0% at this time, only rising rate scenarios have been modeled. As illustrated in the table below, the net interest income sensitivity model indicates that, compared with a net interest income forecast assuming stable rates, net interest income is projected to increase by 3.2% and increase by 5.0% if interest rates increased by 100 and 200 basis points, respectively. These changes were within Synovus’ policy limit of a maximum 5% negative change.

Table 45 - Twelve Month Net Interest Income Sensitivity
Change in Short-term Interest Rates (in basis points)	Estimated Change in Net Interest Income As of December 31,
	2013	2012
+200	5.0%	2.1%
+100	3.2%	1.6%
Flat	—%	—%

The measured interest rate sensitivity indicates an asset sensitive position over the next year, which could serve to improve net interest income in a rising interest rate environment. The actual realized change in net interest income would depend on several factors, some of which could serve to diminish or eliminate the asset sensitivity noted above. These factors include a higher than projected level of deposit customer migration to higher cost deposits, such as certificates of deposit, which would increase total interest expense and serve to reduce the realized level of asset sensitivity. Another factor which could impact the realized interest rate sensitivity is the repricing behavior of interest bearing non-maturity deposits. Assumptions for repricing are expressed as a beta relative to the change in the prime rate. For instance, a 50% beta would correspond to a deposit rate that would increase 0.5% for every 1% increase in the prime rate. Projected betas for interest bearing non-maturity deposit repricing are a key component of determining the Company's interest rate risk positioning. Should realized betas be higher than projected betas, the expected benefit from higher interest rates would be diminished. The following table presents an example of the potential impact of an increase in repricing betas on Synovus' realized interest rate sensitivity position.

Table 46 - Core Deposit Beta Sensitivity	As of December 31, 2013
Change in Short-term Interest Rates (in basis points)	Base Scenario	15% Increase in Average Repricing Beta
+200	5.0%	3.9%
+100	3.2%	2.6%

While all of the above estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income.
The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter term time horizon. Synovus also evaluates potential longer term interest rate risk through modeling and evaluation of economic value of equity. Simulation modeling is utilized to measure the economic value of equity and its sensitivity to immediate changes in interest rates. These simulations value only the current balance sheet and do not incorporate growth assumptions used in net interest income simulation. The economic value of equity is the net fair value of assets, liabilities, and off-balance sheet financial instruments derived from the present value of future cash flows discounted at current market interest rates. From this baseline valuation, Synovus evaluates changes in the value of each of these items in various interest rate scenarios to determine the net impact on the economic value of equity. As of December 31, 2013, the projected changes for economic value of equity were well within Synovus' interest rate risk policy limits.
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
From time to time, Synovus utilizes interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges. As of December 31, 2013 and December 31, 2012, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Synovus Financial Corp.:
We have audited the accompanying consolidated balance sheets of Synovus Financial Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in sharehholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synovus Financial Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synovus Financial Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

Atlanta, Georgia
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Synovus Financial Corp.:
We have audited Synovus Financial Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synovus Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Synovus Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synovus Financial Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Atlanta, Georgia
February 28, 2014

Synovus Financial Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2013	2012
ASSETS
Cash and cash equivalents	$469,630	614,630
Interest bearing funds with Federal Reserve Bank	644,528	1,498,390
Interest earning deposits with banks	24,325	23,442
Federal funds sold and securities purchased under resale agreements	80,975	113,517
Trading account assets, at fair value	6,113	11,102
Mortgage loans held for sale, at fair value	45,384	212,663
Other loans held for sale	10,685	10,690
Investment securities available for sale, at fair value	3,199,358	2,981,112
Loans, net of deferred fees and costs	20,057,798	19,541,690
Allowance for loan losses	(307,560)	(373,405)
Loans, net	19,750,238	19,168,285
Premises and equipment, net	468,871	479,546
Goodwill	24,431	24,431
Other intangible assets, net	3,415	5,149
Other real estate	112,629	150,271
Deferred tax asset, net	744,646	806,406
Other assets	616,376	660,378
Total assets	$26,201,604	26,760,012
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$5,642,751	5,665,527
Interest bearing deposits, excluding brokered deposits	14,140,037	14,298,768
Brokered deposits	1,094,002	1,092,749
Total deposits	20,876,790	21,057,044
Federal funds purchased and securities sold under repurchase agreements	148,132	201,243
Long-term debt	2,033,141	1,726,455
Other liabilities	194,556	205,839
Total liabilities	23,252,619	23,190,581
Shareholders' Equity
Series A Preferred Stock – no par value. Authorized 100,000,000 shares; 967,870 issued and outstanding at December 31, 2012	—	957,327
Series C Preferred Stock – no par value. 5,200,000 shares outstanding at December 31, 2013	125,862	—
Common stock - $1.00 par value. Authorized 1,200,000,000 shares; issued 978,044,909 at December 31, 2013 and 792,272,692 at December 31, 2012; outstanding 972,351,457 at December 31, 2013 and 786,579,240 at December 31, 2012	978,045	792,273
Additional paid-in capital	2,138,024	2,189,874
Treasury stock, at cost – 5,693,452 shares at December 31, 2013 and December 31, 2012	(114,176)	(114,176)
Accumulated other comprehensive (loss) income	(41,258)	4,101
Accumulated deficit	(137,512)	(259,968)
Total shareholders’ equity	2,948,985	3,569,431
Total liabilities and shareholders' equity	$26,201,604	26,760,012

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Interest income:
Loans, including fees	$866,358	924,639	1,019,036
Investment securities available for sale	52,567	67,281	107,435
Trading account assets	548	963	925
Mortgage loans held for sale	4,441	6,201	6,195
Federal Reserve Bank balances	3,222	3,451	6,660
Other earning assets	1,878	1,605	1,505
Total interest income	929,014	1,004,140	1,141,756
Interest expense:
Deposits	64,392	95,749	173,885
Federal funds purchased and securities sold under repurchase agreements	324	614	1,063
Long-term debt	54,106	53,660	42,654
Total interest expense	118,822	150,023	217,602
Net interest income	810,192	854,117	924,154
Provision for loan losses	69,598	320,369	418,795
Net interest income after provision for loan losses	740,594	533,748	505,359
Non-interest income:
Service charges on deposit accounts	77,789	78,203	78,770
Fiduciary and asset management fees	43,450	42,503	45,809
Brokerage revenue	27,538	26,913	26,006
Mortgage banking income	22,482	32,272	20,316
Bankcard fees	30,641	34,075	41,493
Investment securities gains, net	2,945	39,142	75,007
Other fee income	22,567	21,138	19,953
(Decrease) increase in fair value of private equity investments, net	(2,963)	8,233	(1,118)
Other non-interest income	29,122	31,487	32,638
Total non-interest income	253,571	313,966	338,874
Non-interest expense:
Salaries and other personnel expense	368,152	375,872	371,546
Net occupancy and equipment expense	103,339	105,575	114,037
FDIC insurance and other regulatory fees	32,758	45,408	59,063
Foreclosed real estate expense, net	33,864	90,655	133,570
Losses (gains) on other loans held for sale, net	329	4,681	(2,737)
Professional fees	38,776	41,307	40,585
Third-party services	40,135	38,006	40,028
Visa indemnification charges	1,600	6,304	6,038
Restructuring charges	11,064	5,412	30,665
Other operating expenses	111,520	103,017	110,970
Total non-interest expense	741,537	816,237	903,765
Income (loss) before income taxes	252,628	31,477	(59,532)
Income tax expense (benefit)	93,245	(798,732)	1,312
Net income (loss)	159,383	830,209	(60,844)
Net loss attributable to non-controlling interest	—	—	(220)
Net income (loss) available to controlling interest	159,383	830,209	(60,624)
Dividends and accretion of discount on preferred stock	40,830	58,703	58,088
Net income (loss) available to common shareholders	$118,553	771,506	(118,712)
Net income (loss) per common share, basic	0.13	0.98	(0.15)
Net income (loss) per common share, diluted	0.13	0.85	(0.15)
Weighted average common shares outstanding, basic	892,462	786,466	785,272
Weighted average common shares outstanding, diluted	939,580	910,102	785,272

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Comprehensive Income (Loss)

	December 31, 2013			December 31, 2012			December 31, 2011
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income (loss)	$252,628	(93,245)	159,383	31,477	798,732	830,209	(59,532)	(1,312)	(60,844)
Net change related to cash flow hedges:
Reclassification adjustment for losses (gains) realized in net income	447	(173)	274	(1,381)	532	(849)	(11,316)	4,279	(7,037)
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses*	—	—	—	—	—	—	—	(4,279)	(4,279)
Net change	$447	(173)	274	(1,381)	532	(849)	(11,316)	—	(11,316)
Net unrealized (losses) gains on investment securities available for sale:
Reclassification adjustment for gains realized in net income	$(2,945)	1,134	(1,811)	(39,142)	15,070	(24,072)	(75,007)	29,271	(45,736)
Net unrealized (losses) gains arising during the period	(71,929)	27,693	(44,236)	12,296	(4,730)	7,566	50,258	(19,349)	30,909
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses*	—	—	—	—	—	—	—	(9,922)	(9,922)
Net unrealized losses	$(74,874)	28,827	(46,047)	(26,846)	10,340	(16,506)	(24,749)	—	(24,749)
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	$(170)	65	(105)	(52)	20	(32)	—	—	—
Actuarial gains arising during the period	830	(311)	519	642	(247)	395	—	—	—
Net unrealized gains	$660	(246)	414	590	(227)	363	—	—	—
Other comprehensive loss	(73,767)	28,408	(45,359)	(27,637)	10,645	(16,992)	(36,065)	—	(36,065)
Less: comprehensive loss attributable to non-controlling interest	—	—	—	—	—	—	(220)	—	(220)
Comprehensive income (loss)			$114,024			813,217			(96,689)

*In accordance with ASC 740-20-45-11(b), the deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss).
See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Changes in Shareholders' Equity

(in thousands, except per share data)	Series A Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total
Balance at December 31, 2010	$937,323	—	790,956	2,293,263	(114,176)	57,158	(966,606)	26,629	3,024,547
Net loss	—	—	—	—	—	—	(60,624)	(220)	(60,844)
Other comprehensive loss, net of income taxes	—	—	—	—	—	(36,065)	—	—	(36,065)
Cash dividends declared on common stock - $0.04 per share	—	—	—	—	—	—	(31,412)	—	(31,412)
Cash dividends paid on Series A Preferred Stock	—	—	—	(48,394)	—	—	—	—	(48,394)
Accretion of discount on Series A Preferred Stock	9,694	—	—	(9,694)	—	—	—	—	—
Restricted share unit activity	—	—	19	(19)	—	—	—	—	—
Share-based compensation expense	—	—	—	6,029	—	—	—	—	6,029
Issuance (forfeitures) of non-vested stock, net	—	—	(1)	1	—	—	—	—	—
Settlement of prepaid common stock purchase contracts	—	—	15	(15)	—	—	—	—	—
Change in ownership at majority-owned subsidiary	—	—	—	—	—	—	—	(26,409)	(26,409)
Balance at December 31, 2011	$947,017	$—	790,989	2,241,171	(114,176)	21,093	(1,058,642)	—	2,827,452
Net income	—	—	—	—	—	—	830,209	—	830,209
Other comprehensive loss, net of income taxes	—	—	—	—	—	(16,992)	—	—	(16,992)
Cash dividends declared on common stock - $0.04 per share	—	—	—	—	—	—	(31,462)	—	(31,462)
Cash dividends paid on Series A Preferred Stock	—	—	—	(48,394)	—	—	—	—	(48,394)
Accretion of discount on Series A Preferred Stock	10,310	—	—	(10,310)	—	—	—	—	—
Restricted share unit activity	—	—	1,284	(1,211)	—	—	(73)	—	—
Share-based compensation expense	—	—	—	9,333	—	—	—	—	9,333
Share-based compensation tax deficiency	$—	—	—	(715)	—	—	—	—	(715)
Balance at December 31, 2012	$957,327	—	792,273	2,189,874	(114,176)	4,101	(259,968)	—	3,569,431
Net income							159,383		159,383
Other comprehensive loss, net of income taxes	—	—	—	—	—	(45,359)	—	—	(45,359)
Cash dividends declared on common stock - $0.04 per share	—	—	—	—	—	—	(36,427)	—	(36,427)
Cash dividends paid on Series A Preferred Stock	—	—	—	(33,741)	—	—	—	—	(33,741)
Accretion of discount on Series A Preferred Stock	10,543	—	—	(10,543)	—	—	—	—	—
Redemption of Series A Preferred Stock	(967,870)	—	—	—	—	—	—	—	(967,870)
Issuance of Series C Preferred Stock, net of issuance costs	—	125,862	—	—	—	—	—	—	125,862
Cash dividends paid on Series C Preferred Stock	—	—	—	(2,730)	—	—	—	—	(2,730)
Settlement of prepaid Common Stock purchase contracts	—	—	122,848	(122,848)	—	—	—	—	—
Issuance of Common Stock, net of issuance costs	—	—	59,871	115,303	—	—	—	—	175,174
Restricted share unit activity	—	—	2,616	(5,680)	—	—	(500)	—	(3,564)
Stock options exercised	—	—	437	607	—	—	—	—	1,044
Share-based compensation net tax benefit	—	—	—	317	—	—	—	—	317
Share-based compensation expense	—	—	—	7,465	—	—	—	—	7,465
Balance at December 31, 2013	$—	125,862	978,045	2,138,024	(114,176)	(41,258)	(137,512)	—	2,948,985

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2013	2012	2011
Operating Activities
Net income (loss)	$159,383	830,209	(60,844)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	69,598	320,369	418,795
Depreciation, amortization, and accretion, net	59,310	64,401	47,626
Deferred income tax expense (benefit)	90,415	(794,678)	(357)
Decrease in interest receivable	6,179	11,854	15,629
Decrease in interest payable	(3,133)	(8,253)	(16,680)
Decrease in trading account assets	4,989	5,764	5,428
Originations of mortgage loans held for sale	(841,542)	(1,226,234)	(980,173)
Proceeds from sales of mortgage loans held for sale	1,000,514	1,187,880	1,055,479
Gain on sale of mortgage loans held for sale, net	(11,973)	(15,709)	(5,955)
Decrease in other assets	40,085	61,758	111,852
(Decrease) increase in accrued salaries and benefits	(6,644)	5,961	2,459
Decrease in other liabilities	(3,107)	(35,477)	(7,169)
Investment securities gains, net	(2,945)	(39,142)	(75,007)
Loss (gain) on sale of other loans held for sale, net	329	4,681	(2,737)
Losses and write-downs on other real estate, net	25,508	73,940	113,380
Decrease (increase) in fair value of private equity investments, net	2,963	(8,233)	1,118
(Loss) gain on other assets held for sale, net	(111)	(314)	1,571
Write downs of other assets held for sale	3,917	2,425	7,266
Increase in accrual for Visa indemnification	1,600	6,304	6,038
Share-based compensation	7,465	9,399	6,029
Other, net	1,726	15,226	1,959
Net cash provided by operating activities	$604,526	472,131	645,707
Investing Activities
Net cash received in acquisition	56,328	—	—
Net (increase) decrease in interest earning deposits with banks	(883)	(9,852)	2,856
Net decrease in federal funds sold and securities purchased under resale agreements	32,542	45,399	1,586
Net decrease in interest bearing funds with Federal Reserve Bank	853,862	68,616	1,536,890
Proceeds from maturities and principal collections of investment securities available for sale	711,134	1,348,188	1,098,925
Proceeds from sales of investment securities available for sale	407,718	1,139,558	2,002,922
Purchases of investment securities available for sale	(1,434,322)	(1,803,738)	(3,309,605)
Proceeds from sale of loans	115,529	651,074	485,159
Proceeds from sale of other real estate	100,802	135,817	171,272
Principal repayments by borrowers on other loans held for sale	3,997	4,469	44,995
Net (increase) decrease in loans	(848,108)	(743,151)	234,310
Purchases of premises and equipment	(31,569)	(30,485)	(15,944)
Proceeds from disposals of premises and equipment	3,099	3,379	4,888
Proceeds from sale of other assets held for sale	2,285	8,782	7,683
Net cash (used) provided by investing activities	$(27,586)	818,056	2,265,937
Financing Activities
Net (decrease) increase in demand and savings deposits	(114,738)	322,060	426,812
Net decrease in certificates of deposit	(122,343)	(1,676,768)	(2,515,364)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(53,111)	(112,514)	(185,469)
Principal repayments on long-term debt	(307,571)	(491,049)	(601,415)
Proceeds from issuance of long-term debt	617,500	860,000	165,000
Dividends paid to common shareholders	(36,427)	(31,462)	(31,412)

Transfer of funds to dividend payment agent	—	(7,853)	—
Dividends paid on Series C Preferred Stock	(2,730)
Dividends paid on Series A Preferred Stock	(33,741)	(48,394)	(48,394)
Stock options exercised	1,044	—	—
Proceeds from issuance of Series C Preferred Stock, net of issuance costs	125,862	—	—
Redemption of Series A Preferred Stock	(967,870)	—	—
Proceeds from issuance of common stock, net of issuance costs	175,174	—	—
Excess tax benefit from share-based compensation	575	—	—
Restricted stock activity	(3,564)	—	—
Net cash used in financing activities	$(721,940)	(1,185,980)	(2,790,242)
(Decrease) increase in cash and cash equivalents	(145,000)	104,207	121,402
Cash and cash equivalents at beginning of year	614,630	510,423	389,021
Cash and cash equivalents at end of year	$469,630	614,630	510,423
Supplemental Cash Flow Information
Cash Paid (Received) During the Period for:
Income tax payments (refunds), net	2,577	(7,734)	(5,113)
Interest paid	121,291	160,329	233,966
Non-cash Activities:
Decrease in net unrealized gains on available for sale securities, net of income taxes	(46,047)	(16,506)	(24,749)
Net change related to cash flow hedges, net of income taxes	274	(849)	(11,316)
Net change in post-retirement unfunded health benefit, net of income taxes	414	363	—
Mortgage loans held for sale transferred to loans at fair value	14,714	1,959	7,100
Loans foreclosed and transferred to other real estate	85,422	147,653	205,263
Loans transferred to other loans held for sale at fair value	124,331	731,906	486,697
Other loans held for sale transferred to loans at fair value	1,235	442	21,372
Other loans held for sale foreclosed and transferred to other real estate at fair value	3,246	8,142	21,669
Premises and equipment transferred to other assets held for sale at fair value	6,254	2,404	22,429
Write down to fair value for other loans held for sale	—	3,222	13,437
Impairment loss on available for sale securities	264	450	1,647
Accretion of discount for Series A Preferred Stock	(10,543)	(10,310)	(9,694)
Settlement of prepaid common stock purchase contracts	122,848	—	—

Acquisition:
Fair value of non-cash assets acquired	536	—	—
Fair value of liabilities assumed	56,864	—	—

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
Basis of Presentation
The accounting and financial reporting policies of Synovus are in accordance with U.S. GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. All significant intercompany accounts and transactions have been eliminated in consolidation. In preparing the consolidated financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the respective consolidated balance sheets and the reported amounts of revenues and expenses for the periods presented. Actual results could differ significantly from those estimates.
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses; the valuation of other real estate; the fair value of investment securities; the fair value of private equity investments; contingent liabilities related to legal matters; and the deferred tax assets valuation allowance. In connection with the determination of the allowance for loan losses and the valuation of certain impaired loans and other real estate, management obtains independent appraisals for significant properties and properties collateralizing impaired loans. In making this determination, management also considers other factors or recent developments, such as changes in absorption rates or market conditions at the time of valuation and anticipated sales values based on management’s plans for disposition.
The following is a description of the Company's significant accounting policies.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At December 31, 2013 and 2012, cash and cash equivalents included $104.9 million and $68.4 million, respectively, on deposit to meet Federal Reserve Bank requirements. At December 31, 2013 and 2012, $375 thousand and $15.5 million, respectively, of the due from banks balance was restricted as to withdrawal, including $15.0 million at December 31, 2012, on deposit pursuant to a payment network arrangement.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements. Interest earning deposits with banks include $11.1 million at December 31, 2013 and $14.2 million at December 31, 2012, which is pledged as collateral in connection with certain letters of credit. Federal funds sold include $72.2 million at December 31, 2013 and $110.0 million at December 31, 2012, which are pledged to collateralize certain derivative instruments. Federal funds sold and securities purchased under resale agreements and federal funds purchased and securities sold under repurchase agreements, generally mature in one day.
Trading Account Assets
Trading account assets, which are primarily held on a short-term basis for the purpose of selling at a profit, consist of debt and equity securities and are reported at fair value. Fair value adjustments and fees from trading account activities are included as a component of other fee income on the consolidated statements of income. Gains and losses realized from the sale of trading account assets are determined by specific identification and are included as a component of other fee income on the trade date. Interest income on trading assets is reported as a component of interest income on the consolidated statements of income.

Mortgage Loans Held for Sale and Mortgage Banking Income
Mortgage Loans Held for Sale
Mortgage loans held for sale are recorded at fair value. Fair value is derived from a hypothetical bulk sale model used to estimate the exit price of the loan in a loan sale. The bid pricing convention is used for loan pricing for similar assets. The valuation model is based upon forward settlements of a pool of loans of identical coupon, maturity, product, and credit attributes. The inputs to the model are continuously updated with available market and historical data. As the loans are sold in the secondary market, the valuation model produces an estimate of fair value that represents the highest and best use of the loans in Synovus' principal market.
Mortgage Banking Income
Mortgage banking income consists primarily of origination, ancillary fees, and gains and losses from the sale of mortgage loans. Mortgage loans are generally sold servicing released, without recourse or continuing involvement, and meet ASC 860-10-65, Transfers and Servicing of Financial Assets, criteria for sale accounting.
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
Synovus performs a quarterly assessment of its investment securities available for sale to determine if the decline in fair value of a security below its amortized cost is deemed to be other-than-temporary. Factors included in the assessment include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. Other-than-temporary impairment losses are recognized on securities when: (1) the holder has an intention to sell the security; (2) it is more likely than not that the security will be required to be sold prior to recovery; or (3) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary impairment losses are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income (loss).
If Synovus intends to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in income. Synovus does not intend to sell any investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may be until maturity, and Synovus has the ability to hold these securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position. As of December 31, 2013, Synovus believes that all impairments of investment securities are temporary in nature.
Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method and prepayment assumptions. Actual prepayment experience is reviewed periodically and the timing of the accretion and amortization is adjusted accordingly. Interest income on securities available for sale is recorded on the accrual basis. Dividend and interest income are recognized when earned. Realized gains and losses for securities are included in investment securities gains (losses), net, on the consolidated statements of income and are derived using the specific identification method, on a trade date basis.
Loans and Interest Income on Loans
Loans are reported at principal amounts outstanding less amounts charged off, net of deferred fees and expenses. Interest income and deferred fees, net of expenses on loans, are recognized on a level yield basis.
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
Impaired Loans
Impaired loans are loans for which it is probable that Synovus will not be able to collect all amounts due according to the contractual terms of the loan agreements and all loans modified in a troubled debt restructuring (TDR). Other than TDRs, impaired loans do not include smaller-balance homogeneous loans that are collectively evaluated for impairment, which consist of most retail loans and commercial loan relationships less than $1.0 million. Impairment is measured on a discounted cash flow method based upon the loan's contractual effective interest rate, or at the loan's observable market price, or at the fair value of the collateral, less costs to sell if the loan is collateral dependent. Interest income on non-accrual impaired loans is recognized as described above under "non-accrual loans." Impaired accruing loans generally consist of those troubled debt restructurings for which management has concluded that the collectability of the loan is not in doubt.
At December 31, 2013, substantially all non-accrual impaired loans were collateral-dependent. Most of these loans are secured by real estate. For impairment measured using the estimated fair value of collateral less costs to sell, fair value is estimated using appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments, such as selling costs and anticipated sales values, taking into account management's plans for disposition, which could result in adjustments to the fair value estimates indicated in the appraisals. The assumptions used in determining the amount of the impairment are subject to significant judgment. Use of different assumptions, for example, changes in the fair value of the collateral or management's plans for disposition could have a significant impact on the amount of impairment.
Under the discounted cash flow method, impairment is recorded as a specific reserve with a charge-off for any portion of the impairment considered a confirmed loss. The reserve is reassessed each quarter and adjusted as appropriate based on changes in estimated cash flows.
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
Allowance for Loan Losses
The allowance for loan losses is a significant accounting estimate that is determined through periodic and systematic detailed reviews of the Company’s loan portfolio. These reviews are performed to assess the inherent risk for probable loss within the portfolio and to ensure consistency between fluctuations in the allowance and both credit events within the portfolio and prevailing credit trends. The economic and business climate in any given industry or market is difficult to gauge and can change rapidly, and the effects of those changes can vary by borrower. Significant judgments and estimates are necessary in the determination of the allowance for loan losses. Significant judgments include, among others, loan risk ratings and classifications, the determination and measurement of impaired loans, the timing of loan charge-offs, the probability of loan defaults, the net loss exposure in the event of loan defaults, qualitative loss factors, management’s plans, if any, for disposition of certain loans, as well as other qualitative considerations. In determining an adequate allowance for loan losses, management makes numerous assumptions, estimates, and assessments, which are inherently subjective. The use of different estimates or assumptions could have a significant impact on the provision for loan losses, allowance for loan losses, non-performing loans, loan charge-offs and the Company's consolidated financial condition and results of operations.
The allocated allowance is based upon quarterly analyses of impaired commercial loans to determine the amount of specific reserves (and/or loan charge-offs), if any, as well as an analysis of historical loan default experience, loan net loss experience and related qualitative factors, if appropriate, for categories of loans with similar risk attributes and further segregated by Synovus' internal loan grading system.
Impaired loans are generally evaluated on a loan by loan basis with specific reserves, if any, recorded as appropriate. Specific reserves are determined based on ASC 310-10-35, which provides for measurement of a loan's impairment based on one of three methods. If the loan is collateral dependent, then the fair value of the loan's collateral, less estimated selling costs, are compared to the loan's carrying amount to determine impairment. Other methods of measuring a loan's impairment include the present value of the expected future cash flows of the loan, or if available, the observable market price of the loan. Synovus considers the pertinent facts and circumstances for each impaired loan when selecting the appropriate method to measure impairment, and quarterly evaluates each selection to ensure its continued appropriateness and evaluates the reasonableness of specific reserves, if any.
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
Allocated EL factors may also be adjusted, as necessary, by qualitative factor considerations for the applicable loan categories, including levels and trends in delinquencies and impaired loans not included in the expected loss factors and effects of any changes in underwriting standards, and other changes in lending policies, procedures and practices.
Commercial Loans - Risk Ratings
Synovus began implementation of a Dual Risk Rating allowance for loan losses methodology (DRR methodology) for certain components of its commercial and industrial loan portfolio during the third quarter of 2013. The DRR includes sixteen probabilities of default categories and nine categories for estimating losses given an event of default. The result is an expected loss rate established for each borrower. The DRR methodology is considered to be a more refined estimate of the inherent risk of loss. Management currently expects to implement the DRR methodology for additional components of the commercial loan portfolio over the next few years. Approximately $2.6 billion, or 13%, of the total loan portfolio was rated using the DRR methodology at year-end 2013.
The single and dual risk ratings are based on the borrowers' credit risk profile, considering factors such as debt service history, current and estimated prospective cash flow information, collateral supporting the credit, source of repayment as well as other variables, as appropriate. There is a 9-point scale for commercial single risk rated loans. Single risk ratings six through nine are defined consistent with the bank regulatory classifications of special mention, substandard, doubtful, and loss, respectively.

Each loan is assigned a risk rating during its initial approval process. For single risk rated loans, this process begins with a loan rating recommendation from the loan officer responsible for originating the loan. For dual risk rated loans, this process begins with scoring the loan for a rating. The loan rating is subject to approvals from other members of management, regional credit and/or loan committees depending on the size of the loan and loan's credit attributes. Loan ratings are regularly reevaluated based upon annual scheduled credit reviews or on a more frequent basis if determined prudent by management. Quarterly reviews are done for special mention and substandard loans of $500,000 or more. Additionally, an independent loan review function evaluates Synovus' risk rating process on a continuous basis.
Retail Loans and Small Business Loans – Risk Ratings
Retail loans and small business loans are generally assigned a risk rating on a 6-point scale at the time of origination based on credit bureau scores, with a loan grade of 1 assigned as the lowest level of risk and a loan grade of 6 as the highest level of risk. At 90-119 days past due, a loan grade of 7-substandard rating is applied and at 120 days past due, the loan is generally downgraded to grade 9-loss. The credit bureau based ratings are updated at least semi-annually and the ratings based on the past due status are updated monthly.
Unallocated Allowance for Loan Losses
The unallocated component of the allowance for loan losses is considered necessary to provide for certain environmental and economic factors that affect the inherent risk of loss in the entire loan portfolio that are not fully captured in the allocated allowance for loan losses. On a quarterly basis, management updates its analysis and consideration of these factors and determines the impact, if any, on the allowance for loan losses and the provision for loan losses for each respective period. Unallocated qualitative factors included in the determination of the unallocated allowance for loan losses include the following:

•	experience, ability and depth of lending management, loan review personnel and other relevant staff

•	national and local economic trends and conditions

•	underlying value of collateral dependent loans, which impacts trends in charge-offs and recoveries that are not included in the expected loss factors

•	trends in volume and terms of loans

•	effects of changes in credit concentrations

•	model uncertainty

•	other isolated events
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
Goodwill
Goodwill represents the excess purchase price over the fair value of identifiable net assets of acquired businesses. In accordance with ASC 350, Intangibles, Goodwill and Other, goodwill is not amortized, but tested for impairment at the reporting unit (sub-segment) level on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Synovus reviews goodwill for impairment annually as of June 30th of each year and at interim periods if indicators of impairment exist.
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
At foreclosure, ORE is recorded at the lower of cost or fair value less estimated selling costs, which establishes a new cost basis. Subsequent to foreclosure, ORE is evaluated quarterly and reported at fair value less estimated selling costs, not to exceed the new cost basis, determined by review of current appraisals, as well as the review of comparable sales and other estimates of fair value obtained principally from independent sources, changes in absorption rates or market conditions from the time of the latest appraisal received or previous re-evaluation performed, and anticipated sales values considering management's plans for disposition, which could result in an adjustment to lower the fair value estimates indicated in the appraisals.
Synovus' objective is to dispose of ORE properties in a timely manner and to maximize net sale proceeds. Synovus has a centralized managed assets division, with the specialized skill set to facilitate this objective. While there is not a defined timeline for their sale, ORE properties are actively marketed through unaffiliated third parties, including real estate brokers and real estate auctioneers. Sales are made on an opportunistic basis, as acceptable buyers and terms are identified. In addition, Synovus has previously sold ORE properties in bulk asset sales to unaffiliated third parties, in which case the typical period of marketing the property likely did not occur. In some cases, Synovus is approached by potential buyers of ORE properties or Synovus may contact independent third parties who we believe might have an interest in an ORE property.
Other Assets
Other assets include accrued interest receivable and other significant balances as described below.
Investments in Company-Owned Life Insurance Policies
Investments in company-owned life insurance policies on certain current and former officers of Synovus are recorded at the net realizable value of the policies as a component of other assets in the consolidated balance sheets. Net realizable value is the cash surrender value of the policies less any applicable surrender charges and any policy loans. Synovus has not borrowed against the cash surrender value of these policies. The appreciation in the cash surrender value of the policies is recognized as a component of other non-interest income in the consolidated statements of income.
Private Equity Investments
Private equity investments are recorded at fair value on the consolidated balance sheets with realized and unrealized gains and losses included in increase/(decrease) in fair value of private equity investments, net, on the consolidated statements of income in accordance with ASC 946, Financial Services-Investment Companies. The private equity investments in which Synovus holds a limited partner interest consist of funds that invest in privately held companies. For privately held companies in the fund, the general partner estimates the fair value of the company in accordance with U.S. GAAP as clarified by ASC 820, Fair Value Measurements and Disclosures. The estimated fair value of the company is the estimated fair value as an exit price the fund would receive if it were to sell the company in the marketplace. The fair value of the fund's underlying investments is estimated through the use of valuation models, such as option pricing or a discounted cash flow model. Valuation factors, such as a company's operational performance against budget or milestones, last price paid by investors, with consideration given on whether financing is provided by insiders or unrelated new investors, public market comparables, liquidity of the market, industry and economic trends, and change of management or key personnel, are used in the determination of estimated fair value.
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
The accounting for changes in fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the unrealized gain or loss on the derivative instrument is recognized in earnings in the period of change, together with the offsetting unrealized loss or gain on the hedged item attributable to the risk being hedged as a component of other non-interest income on the consolidated statements of income. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the hedged item is reported initially as a component of accumulated other comprehensive income (loss), net of the tax impact, and subsequently reclassified into earnings when the hedged transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss on the derivative instrument, are reported in earnings immediately as a component of other non-interest income on the consolidated statements of income. If the derivative instrument is not designated as a hedge, the gain or loss on the derivative instrument is recognized in earnings as a component of other non-interest income on the consolidated statements of income in the period of change. At December 31, 2013 and 2012, Synovus does not have any derivative instruments which are measured for ineffectiveness using the short-cut method.

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
Synovus also enters into interest rate swap agreements to facilitate the risk management strategies of certain commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value with any unrealized gain or loss recorded in current period earnings in other non-interest income. These instruments, and their offsetting positions, are recorded in other assets and other liabilities on the consolidated balance sheets.
When using derivatives to hedge fair value and cash flow risks, Synovus exposes itself to potential credit risk from the counterparty to the hedging instrument. This credit risk is generally a small percentage of the notional amount and fluctuates as interest rates change. Synovus analyzes and approves credit risk for all potential derivative counterparties prior to execution of any derivative transaction. Synovus seeks to minimize credit risk by dealing with highly rated counterparties and by obtaining collateralization for exposures above certain predetermined limits. If significant counterparty risk is determined, Synovus adjusts the fair value of the derivative recorded asset balance to consider such risk.
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
Synovus employs independent third-party pricing services to provide fair value estimates for Synovus' investment securities available for sale and trading account assets. Fair values for fixed income investment securities and certain derivative financial instruments are typically the prices supplied by either third-party pricing service or an unrelated counterparty, which utilize quoted market prices, broker/dealer quotations for identical or similar securities, and/or inputs that are observable in the market, either directly or indirectly, for substantially similar securities. Level 1 securities are typically exchange quoted prices. Level 2 securities are typically matrix priced by a third-party pricing service to calculate the fair value. Such fair value measurements consider observable data, such as relevant broker/dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Level 3 instruments' value is determined using pricing models, discounted cash flow models and similar techniques, and may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability. These methods of valuation may result in a significant portion of the fair value being derived from unobservable assumptions that reflect Synovus' own estimates for assumptions that market participants would use in pricing the asset or liability.
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
Contingent Liabilities
Synovus estimates its contingent liabilities with respect to outstanding legal matters based on information currently available to management, management’s estimates about the probability of outcomes of each case and the advice of legal counsel. In accordance with guidance in ASC 450-25-2, management accrues an estimated loss from a loss contingency when information available indicates that it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. In addition, it must be probable that the loss will be confirmed by some future event. Significant judgment is required in making these estimates and management must make assumptions about matters that are highly uncertain. Accordingly, the actual loss may be more or less than the current estimate.
In many situations, Synovus may be unable to estimate reasonably possible losses due to the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. As there are further developments, Synovus will reassess these legal matters and the related potential liabilities and will revise, when needed, its estimate of contingent liabilities.
Based on Synovus’ current knowledge and advice of counsel, management feels that contingent losses have been properly accrued with respect to legal matters discussed in Note 21 - Legal Proceedings to the consolidated financial statements. Management does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus’ financial condition, results of operations or cash flows.
Recently Adopted Accounting Standards Updates
Effective January 1, 2013, Synovus adopted the provisions of the following ASUs:
ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This ASU relates to testing intangibles other than goodwill for impairment, and was adopted on January 1, 2013. For Synovus, the ASU primarily applies to core deposit intangibles, which have a carrying value of $2.5 million at December 31, 2013. The ASU did not have an impact on Synovus' consolidated financial statements.
ASU 2011-11, Disclosures about Offsetting Assets and Liabilities and ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires additional disclosures about financial instruments and derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 clarifies that the disclosure requirements of ASU 2011-11 do not apply to trade receivables. The ASU also clarifies that the disclosure requirements in ASU 2011-11 apply to repurchase and reverse repurchase agreements, securities borrowing and lending agreements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement, and derivatives accounted for in accordance with ASC 815, Derivatives and Hedging. Synovus does not have financial instruments that are subject to the new requirements of ASU 2011-11; therefore, the clarifying ASU did not affect Synovus' consolidated financial statements.
ASU 2013-02, Reporting of Amount Reclassified Out of Accumulated Other Comprehensive Income. The FASB issued this ASU to improve the transparency of reporting reclassifications out of accumulated other comprehensive income by requiring entities to present in one place information about significant amounts reclassified and, in some cases, to provide cross-references to related footnote disclosures. ASU 2013-02 does not amend existing requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU 2013-02 also require that entities present either in a single footnote or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line item affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related footnote to the financial statements for additional information. Synovus adopted the provisions of ASU 2013-02 effective January 1, 2013. The impact to Synovus was additional disclosure in the notes to the financial statements, which included a new table that detailed the items reclassified out of accumulated other comprehensive income and into net income. See "Note 7 - Other Comprehensive Income" to the consolidated financial statements for the disclosures required by ASU 2013-02.
ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under FASB Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The final guidance, issued on July 17, 2013, was effective immediately. Synovus continues to assess the impact of this ASU on its hedging strategies and will consider the provisions of this new guidance when developing new hedging strategies. With the inclusion of the Fed Funds Effective Swap rate as a benchmark interest rate, the ASU allows Synovus to develop new hedging strategies, but does not resolve ineffectiveness issues that arise in existing LIBOR hedges when the Overnight Index Swap Rate is used to discount future cash flows.
Recently Issued Accounting Standards Updates
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Income tax accounting guidance does not explicitly address how to present unrecognized tax benefits when a company also has net operating losses or tax credit carryforwards. Most companies present these unrecognized benefits as a liability (i.e., gross presentation), but some present the liability as a reduction of their net operating losses or tax credit carryforwards (i.e., net presentation). To address this diversity in practice, the FASB issued ASU 2013-11, requiring unrecognized tax benefits to be offset against a deferred tax asset for a net operating loss carryforward, similar tax loss or tax credit carryforward except when (1) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position and (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. New recurring disclosures are not required because the ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. This amendment does not affect the amounts public entities disclose in the tabular reconciliation of the total amounts of unrecognized tax benefits because the tabular reconciliation presents the gross amounts of unrecognized tax benefits. This new guidance will likely change the balance sheet presentation of certain unrecognized tax benefits and deferred tax assets but will not change the way entities assess deferred tax assets for realizability or disclose tax uncertainties. Currently, Synovus is recognizing the FIN 48 liability on a gross basis and it is not being applied to reduce the net operating losses deferred tax asset. Therefore, when the standard becomes effective, it will impact the balance sheet classifications. However, the FIN 48 balance is insignificant and only relates to income tax issues; therefore, the impact is expected to be insignificant.
Reclassifications
Prior years' consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.
Subsequent Events
Synovus has evaluated for consideration, or disclosure, all transactions, events, and circumstances, subsequent to the date of the consolidated balance sheet and through the date the accompanying audited consolidated financial statements were issued, and has reflected, or disclosed, those items deemed appropriate within the consolidated financial statements and related footnotes.

Note 2 - Acquisition
On May 10, 2013, Synovus Bank entered into a purchase and assumption agreement with the FDIC, as receiver of Sunrise Bank, an affiliate of Capitol Bancorp Limited, to assume $56.8 million in deposits, including all uninsured deposits. As part of this transaction, Synovus Bank also acquired $492 thousand in loans. Other assets and liabilities acquired in connection with this transaction were insignificant. Sunrise Bank operated in three locations, including Valdosta, Jeffersonville, and Atlanta, Georgia. Acquisitions are accounted for under the acquisition method of accounting in accordance with FASB ASC 805, "Business Combinations". Both the purchased assets and assumed liabilities are recorded at their respective acquisition date fair values.

Synovus' consolidated statement of income for the year ended December 31, 2013 includes the operating results produced by the acquired assets and assumed liabilities for the period of May 10, 2013 to December 31, 2013. The income statement impact was not significant. Due primarily to Synovus acquiring only certain assets and liabilities of Sunrise, historical results of Sunrise are not meaningful to Synovus’ results, and thus no pro forma information is presented.
Note 3 - Restructuring Charges
For the years ended December 31, 2013, 2012 and 2011 total restructuring charges consist of the following components:

	Years Ended December 31,
(in thousands)	2013	2012	2011
Severance charges	$8,046	3,826	17,570
Lease termination charges	1,060	—	3,147
Asset impairment charges	2,030	1,956	6,643
Gain on sale of assets held for sale, net	(135)	(622)	(929)
Professional fees and other charges	63	252	4,234
Total restructuring charges	$11,064	5,412	30,665

The liability for restructuring activities was $3.0 million at December 31, 2013 which consists primarily of estimated severance payments and lease termination payments. Cash payments associated with this liability are expected to occur over the next three months.
Note 4 - Other Loans Held for Sale
Loans are transferred to other loans held for sale at fair value when Synovus makes the determination to sell specifically identified loans. The fair value of the loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated market prices of similar assets less estimated costs to sell. At the time of transfer, if the fair value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in the fair value subsequent to the transfer, as well as gains/losses realized from sale of these loans, are recognized as (gains) losses on other loans held for sale, net as a component of non-interest expense on the consolidated statements of income. During the years ended December 31, 2013, 2012, and 2011, Synovus transferred loans with carrying values of $165.2 million, $731.9 million, and $486.7 million, respectively.

Note 5 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at December 31, 2013 and 2012 are summarized below.

	December 31, 2013
(in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$17,791	—	—	17,791
U.S. Government agency securities	33,480	1,161	—	34,641
Securities issued by U.S. Government sponsored enterprises	112,305	1,440	—	113,745
Mortgage-backed securities issued by U.S. Government agencies	196,521	2,257	(3,661)	195,117
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,443,282	9,718	(31,640)	2,421,360
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	406,717	698	(8,875)	398,540
State and municipal securities	6,723	168	(2)	6,889
Equity securities	3,856	3,728	—	7,584
Other investments	4,074	—	(383)	3,691
Total investment securities available for sale	$3,224,749	19,170	(44,561)	3,199,358

	December 31, 2012
(in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$356	—	—	356
U.S. Government agency securities	35,791	2,255	—	38,046
Securities issued by U.S. Government sponsored enterprises	289,523	3,787	—	293,310
Mortgage-backed securities issued by U.S. Government agencies	238,381	7,220	(8)	245,593
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,832,076	37,646	(2,229)	1,867,493
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	513,637	2,534	(1,682)	514,489
State and municipal securities	15,218	582	(2)	15,798
Equity securities	3,648	92	—	3,740
Other investments	3,000	—	(713)	2,287
Total investment securities available for sale	$2,931,630	54,116	(4,634)	2,981,112

(1)
Amortized cost is adjusted for other-than-temporary impairment charges in 2013 and 2012, which have been recognized in the consolidated statements of income in the applicable year, and were considered inconsequential.

At December 31, 2013 and 2012, investment securities with a carrying value of $2.38 billion and $2.28 billion, respectively, were pledged to secure certain deposits, securities sold under repurchase agreements, and payment network arrangements, as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of December 31, 2013 and 2012 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in income. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position.

Declines in the fair value of available for sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of December 31, 2013 there were 80 securities in a loss position for less than twelve months and 5 securities in a loss position for more than 12 months.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and December 31, 2012 are presented below.

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	—	—	—	—	—	—
Securities issued by U.S. Government sponsored enterprises	—	—	—	—	—	—
Mortgage-backed securities issued by U.S. Government agencies	121,607	3,363	2,951	298	124,558	3,661
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,885,521	31,640	—	—	1,885,521	31,640
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	282,898	8,875	—	—	282,898	8,875
State and municipal securities	—	—	40	2	40	2
Equity securities	—	—	—	—	—	—
Other investments	1,969	105	1,722	278	3,691	383
Total	$2,291,995	43,983	4,713	578	2,296,708	44,561

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	—	—	—	—	—	—
Securities issued by U.S. Government sponsored enterprises	—	—	—	—	—	—
Mortgage-backed securities issued by U.S. Government agencies	3,314	8	2	—	3,316	8
Mortgage-backed securities issued by U.S. Government sponsored enterprises	286,452	2,229	—	—	286,452	2,229
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	42,036	325	168,906	1,357	210,942	1,682
State and municipal securities	—	—	35	2	35	2
Equity securities	—	—	—	—	—	—
Other investments	2,287	713	—	—	2,287	713
Total	$334,089	3,275	168,943	1,359	503,032	4,634

The amortized cost and fair value by contractual maturity of investment securities available for sale at December 31, 2013 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at December 31, 2013
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$17,791	—	—	—	—	17,791
U.S. Government agency securities	114	9,157	24,209	—	—	33,480
Securities issued by U.S. Government sponsored enterprises	30,109	82,196	—	—	—	112,305
Mortgage-backed securities issued by U.S. Government agencies	40	1	729	195,751	—	196,521
Mortgage-backed securities issued by U.S. Government sponsored enterprises	782	3,450	2,024,280	414,770	—	2,443,282
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	84	406,633	—	406,717
State and municipal securities	1,054	2,828	—	2,841	—	6,723
Equity securities	—	—	—	—	3,856	3,856
Other investments	—	—	—	2,000	2,074	4,074
Total amortized cost	$49,890	97,632	2,049,302	1,021,995	5,930	3,224,749
Fair Value
U.S. Treasury securities	$17,791	—	—	—	—	17,791
U.S. Government agency securities	114	9,501	25,026	—	—	34,641
Securities issued by U.S. Government sponsored enterprises	30,642	83,103	—	—	—	113,745
Mortgage-backed securities issued by U.S. Government agencies	41	1	753	194,322	—	195,117
Mortgage-backed securities issued by U.S. Government sponsored enterprises	829	3,684	2,000,297	416,550	—	2,421,360
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	84	398,456	—	398,540
State and municipal securities	1,066	2,886	—	2,937	—	6,889
Equity securities	—	—	—	—	7,584	7,584
Other investments	—	—	—	1,722	1,969	3,691
Total fair value	$50,483	99,175	2,026,160	1,013,987	9,553	3,199,358

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the years ended December 31, 2013, 2012 and 2011 are presented below. Other-than-temporary impairment charges of $264 thousand, $450 thousand, and $1.6 million respectively, are included in gross realized losses for the years ended December 31, 2013, 2012 and 2011. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

(in thousands)	2013	2012	2011
Proceeds from sales of investment securities available for sale	$407,718	1,139,558	2,002,922
Gross realized gains	$3,822	$39,592	$76,654
Gross realized losses	(877)	(450)	(1,647)
Investment securities gains, net	$2,945	39,142	75,007

Note 6 - Loans and Allowance for Loan Losses
Loans outstanding, by classification, at December 31, 2013 and 2012 are summarized below.

	December 31,
(in thousands)	2013	2012
Investment properties	$4,566,679	4,416,481
1-4 family properties	1,163,253	1,286,042
Land acquisition	707,820	795,341
Total commercial real estate	6,437,752	6,497,864
Commercial, financial and agricultural	5,498,739	5,291,078
Owner-occupied	3,814,720	3,762,024
Small business	687,216	516,349
Total commercial and industrial	10,000,675	9,569,451
Home equity lines	1,587,541	1,542,397
Consumer mortgages	1,519,068	1,411,561
Credit cards	256,846	263,561
Other retail loans	284,778	277,229
Total retail	3,648,233	3,494,748
Total loans	20,086,660	19,562,063
Deferred fees and costs, net	(28,862)	(20,373)
Total loans, net of deferred fees and costs	$20,057,798	19,541,690

A substantial portion of the loan portfolio is secured by real estate in markets located throughout Georgia, Alabama, Tennessee, South Carolina, and Florida. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in market conditions in these areas.
As previously announced, in January 2014, Synovus Bank completed a transaction in which certain assets, including selected loans, associated with the Memphis, Tennessee, operations of Trust One Bank, a division of Synovus Bank, were sold to IBERIABANK ("IBERIABANK"). Total loans, net of deferred fees and costs of $88.2 million were sold and are included in the table above. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 26 - Subsequent Events" of this Report for further information.

The following is a summary of current, accruing past due, and non-accrual loans by class as of December 31, 2013 and 2012.

Current, Accruing Past Due, and Non-accrual Loans
	December 31, 2013
( in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$4,496,633	3,552	40	3,592	66,454	4,566,679
1-4 family properties	1,122,640	6,267	527	6,794	33,819	1,163,253
Land acquisition	552,325	1,100	300	1,400	154,095	707,820
Total commercial real estate	6,171,598	10,919	867	11,786	254,368	6,437,752
Commercial, financial and agricultural	5,422,139	16,251	721	16,972	59,628	5,498,739
Owner-occupied	3,768,333	9,341	66	9,407	36,980	3,814,720
Small business	676,947	4,506	155	4,661	5,608	687,216
Total commercial and industrial	9,867,419	30,098	942	31,040	102,216	10,000,675
Home equity lines	1,564,578	4,919	136	5,055	17,908	1,587,541
Consumer mortgages	1,460,219	18,068	1,011	19,079	39,770	1,519,068
Credit cards	253,422	1,917	1,507	3,424	—	256,846
Other retail loans	280,524	2,190	26	2,216	2,038	284,778
Total retail	3,558,743	27,094	2,680	29,774	59,716	3,648,233
Total loans	$19,597,760	68,111	4,489	72,600	416,300	20,086,660	(1)

	December 31, 2012
( in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$4,318,379	5,436	798	6,234	91,868	4,416,481
1-4 family properties	1,200,370	13,053	41	13,094	72,578	1,286,042
Land acquisition	600,146	3,422	298	3,720	191,475	795,341
Total commercial real estate	6,118,895	21,911	1,137	23,048	355,921	6,497,864
Commercial, financial and agricultural	5,194,916	15,742	845	16,587	79,575	5,291,078
Owner-occupied	3,700,793	17,784	61	17,845	43,386	3,762,024
Small business	505,526	4,935	338	5,273	5,550	516,349
Total commercial and industrial	9,401,235	38,461	1,244	39,705	128,511	9,569,451
Home equity lines	1,515,396	9,555	705	10,260	16,741	1,542,397
Consumer mortgages	1,348,506	22,502	1,288	23,790	39,265	1,411,561
Credit cards	258,698	2,450	2,413	4,863	—	263,561
Other retail loans	271,175	3,135	24	3,159	2,895	277,229
Total retail	3,393,775	37,642	4,430	42,072	58,901	3,494,748
Total loans	$18,913,905	98,014	6,811	104,825	543,333	19,562,063	(2)

(1) Total before net deferred fees and costs of $28.9 million.
(2) Total before net deferred fees and costs of $20.4 million.
Non-accrual loans as of December 31, 2013 and 2012 were $416.3 million and $543.3 million, respectively. Interest income on non-accrual loans outstanding at December 31, 2013 and 2012 that would have been recorded if the loans had been current and performed in accordance with their original terms was $27.7 million and $30.2 million, respectively. Interest income recorded on these loans for the years ended December 31, 2013 and 2012 was $5.8 million and $7.7 million, respectively.
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
In the following tables, retail loans and small business loans are classified as Pass except when they reach 90 days past due or are downgraded to substandard, and upon reaching 120 days past due, they are downgraded to loss and charged off, in accordance with the FFIEC Uniform Retail Credit Classification and Account Management Policy. The risk grade classifications of retail loans secured by junior liens on 1-4 family residential properties also consider available information on the payment status of the associated senior lien with other financial institutions.

Loan Portfolio Credit Exposure by Risk Grade
	December 31, 2013
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$4,150,790	249,890	164,275	1,724	—		4,566,679
1-4 family properties	898,409	126,715	129,775	8,062	292	(2) (3)	1,163,253
Land acquisition	424,444	94,316	186,513	2,547	—		707,820
Total commercial real estate	5,473,643	470,921	480,563	12,333	292	(2) (3)	6,437,752
Commercial, financial and agricultural	5,062,333	224,620	201,410	10,286	90	(2) (3)	5,498,739
Owner-occupied	3,495,407	155,097	162,406	1,810	—		3,814,720
Small business	674,200	—	12,219	—	797	(2) (4)	687,216
Total commercial and industrial	9,231,940	379,717	376,035	12,096	887		10,000,675
Home equity lines	1,559,272	—	24,931	—	3,338	(2) (4)	1,587,541
Consumer mortgages	1,475,928	—	40,935	—	2,205	(2) (4)	1,519,068
Credit cards	255,339	—	541	—	966	(4)	256,846
Other retail loans	281,179	—	3,400	—	199	(2) (4)	284,778
Total retail	3,571,718	—	69,807	—	6,708		3,648,233
Total loans	$18,277,301	850,638	926,405	24,429	7,887		20,086,660	(5)

	December 31, 2012
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$3,699,465	463,532	253,484	—	—		4,416,481
1-4 family properties	910,149	197,149	176,672	1,953	119	(2) (3)	1,286,042
Land acquisition	417,935	143,684	227,761	5,961	—		795,341
Total commercial real estate	5,027,549	804,365	657,917	7,914	119	(2) (3)	6,497,864
Commercial, financial and agricultural	4,719,417	311,475	249,122	10,964	100		5,291,078
Owner-occupied	3,301,220	261,116	198,833	855	—		3,762,024
Small business	504,491	—	10,563	—	1,295	(2) (4)	516,349
Total commercial and industrial	8,525,128	572,591	458,518	11,819	1,395		9,569,451
Home equity lines	1,511,729	—	29,094	—	1,574	(2)(4)	1,542,397
Consumer mortgages	1,371,659	—	39,321	—	581	(2)(4)	1,411,561
Credit cards	260,194	—	1,776	—	1,591	(4)	263,561
Other retail loans	272,917	—	4,093	—	219	(2)(4)	277,229
Total retail	3,416,499	—	74,284	—	3,965		3,494,748
Total loans	$16,969,176	1,376,956	1,190,719	19,733	5,479		19,562,063	(6)

(1)	Includes $384.0 million and $518.1 million of non-accrual substandard loans at December 31, 2013 and December 31, 2012, respectively.
(2) The loans within these risk grades are on non-accrual status.
(3) Amount was fully reserved and charged-off in the subsequent quarter.
(4) Represent amounts that were 120 days past due. These credits are downgraded to the loss category with an allowance for loan losses equal to the full loan amount and are charged off in the subsequent quarter.
(5) Total before net deferred fees and costs of $28.9 million.
(6) Total before net deferred fees and costs of $20.4 million.

The following table details the change in the allowance for loan losses by loan segment for the years ended December 31, 2013, 2012 and 2011.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Year Ended December 31, 2013
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$167,926	138,495	38,984	28,000	373,405
Charge-offs	(86,990)	(58,977)	(33,986)	—	(179,953)
Recoveries	17,068	19,918	7,524	—	44,510
Provision for loan losses	29,008	16,633	28,957	(5,000)	69,598
Ending balance	$127,012	116,069	41,479	23,000	307,560
Ending balance: individually evaluated for impairment	46,737	20,068	1,192	—	67,997
Ending balance: collectively evaluated for impairment	$80,275	96,001	40,287	23,000	239,563
Loans
Ending balance: total loans (1)	$6,437,752	10,000,675	3,648,233	—	20,086,660
Ending balance: individually evaluated for impairment	537,736	243,856	54,962	—	836,554
Ending balance: collectively evaluated for impairment	$5,900,016	9,756,819	3,593,271	—	19,250,106

	As Of and For The Year Ended December 31, 2012
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$249,094	187,409	51,993	47,998	536,494
Charge-offs	(316,699)	(184,811)	(55,265)	—	(556,775)
Recoveries	36,576	27,745	8,996	—	73,317
Provision for loan losses	198,955	108,152	33,260	(19,998)	320,369
Ending balance	$167,926	138,495	38,984	28,000	373,405
Ending balance: individually evaluated for impairment	58,948	24,678	1,149	—	84,775
Ending balance: collectively evaluated for impairment	$108,978	$113,817	$37,835	$28,000	288,630
Loans
Ending balance: total loans(2)	$6,497,864	9,569,451	3,494,748	—	19,562,063
Ending balance: individually evaluated for impairment	685,078	313,876	63,566	—	1,062,520
Ending balance: collectively evaluated for impairment	$5,812,786	9,255,575	3,431,182	—	18,499,543

	As Of and For The Year Ended December 31, 2011
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$353,923	223,981	41,555	84,088	703,547
Charge-offs	(384,297)	(179,717)	(75,700)	—	(639,714)
Recoveries	25,604	19,768	8,494	—	53,866
Provision for loan losses	253,864	123,377	77,644	(36,090)	418,795
Ending balance	$249,094	187,409	51,993	47,998	536,494
Ending balance: individually evaluated for impairment	64,447	42,600	2,437	—	109,484
Ending balance: collectively evaluated for impairment	$184,647	144,809	49,556	47,998	427,010
Loans
Ending balance: total loans(3)	$7,282,420	9,229,805	3,579,574	—	20,091,799
Ending balance: individually evaluated for impairment	870,157	384,455	52,960	—	1,307,572
Ending balance: collectively evaluated for impairment	$6,412,263	8,845,350	3,526,614	—	18,784,227

(1) Total before net deferred fees and costs of $28.9 million.
(2) Total before net deferred fees and costs of $20.4 million.
(3) Total before net deferred fees and costs of $12.0 million.

Below is a detailed summary of impaired loans (including accruing TDRs) by class as of December 31, 2013 and 2012.

Impaired Loans (including accruing TDRs)	December 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$14,218	15,820	—	18,046	—
1-4 family properties	9,679	29,741	—	23,879	—
Land acquisition	30,595	78,470	—	41,007	—
Total commercial real estate	54,492	124,031	—	82,932	—
Commercial, financial and agricultural	13,490	22,312	—	15,355	—
Owner-occupied	24,839	32,626	—	22,556	—
Small business	—	—	—	—	—
Total commercial and industrial	38,329	54,938	—	37,911	—
Home equity lines	—	—	—	33	—
Consumer mortgages	1,180	2,840	—	1,487	—
Credit cards	—	—	—	—	—
Other retail loans	—	—	—	4	—
Total retail	1,180	2,840	—	1,524	—
Total	94,001	181,809	—	122,367	—
With allowance recorded
Investment properties	185,152	192,859	8,822	226,308	5,043
1-4 family properties	115,063	117,410	11,126	115,614	3,464
Land acquisition	183,029	202,048	26,789	191,807	2,931
Total commercial real estate	483,244	512,317	46,737	533,729	11,438
Commercial, financial and agricultural	112,291	117,049	15,364	126,242	3,534
Owner-occupied	87,567	93,435	4,368	106,865	3,609
Small business	5,669	5,669	336	4,132	162
Total commercial and industrial	205,527	216,153	20,068	237,239	7,305
Home equity lines	2,750	2,750	116	4,668	176
Consumer mortgages	44,019	44,019	967	48,674	1,910
Credit card	—	—	—	—	—
Other retail loans	7,013	7,013	109	5,555	285
Total retail	53,782	53,782	1,192	58,897	2,371
Total	742,553	782,252	67,997	829,865	21,114
Total
Investment properties	199,370	208,679	8,822	244,354	5,043
1-4 family properties	124,742	147,151	11,126	139,493	3,464
Land acquisition	213,624	280,518	26,789	232,814	2,931
Total commercial real estate	537,736	636,348	46,737	616,661	11,438
Commercial, financial and agricultural	125,781	139,361	15,364	141,597	3,534
Owner-occupied	112,406	126,061	4,368	129,421	3,609
Small business	5,669	5,669	336	4,132	162
Total commercial and industrial	243,856	271,091	20,068	275,150	7,305
Home equity lines	2,750	2,750	116	4,701	176
Consumer mortgages	45,199	46,859	967	50,161	1,910
Credit cards	—	—	—	—	—
Other retail loans	7,013	7,013	109	5,559	285
Total retail	54,962	56,622	1,192	60,421	2,371
Total impaired loans	$836,554	964,061	67,997	952,232	21,114

	December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$10,939	14,130	—	42,947	—
1-4 family properties	40,793	117,869	—	97,434	—
Land acquisition	59,697	125,023	—	158,015	—
Total commercial real estate	111,429	257,022	—	298,396	—
Commercial, financial and agricultural	18,618	34,753	—	40,947	—
Owner-occupied	12,563	16,680	—	27,763	—
Small business	—	—	—	—	—
Total commercial and industrial	31,181	51,433	—	68,710	—
Home equity lines	51	51	—	2,811	—
Consumer mortgages	1,247	2,263	—	3,706	—
Credit cards	—	—	—	—	—
Other retail loans	7	15	—	127	—
Total retail	1,305	2,329	—	6,644	—
Total	143,915	310,784	—	373,750	—
With allowance recorded
Investment properties	253,851	254,339	20,209	230,848	6,144
1-4 family properties	114,207	117,505	11,414	141,529	4,347
Land acquisition	205,591	205,601	27,325	97,173	2,018
Total commercial real estate	573,649	577,445	58,948	469,550	12,509
Commercial, financial and agricultural	161,711	163,472	17,186	164,905	3,974
Owner-occupied	117,651	126,106	7,308	134,960	4,602
Small business	3,333	3,333	184	1,950	76
Total commercial and industrial	282,695	292,911	24,678	301,815	8,652
Home equity lines	8,696	8,696	195	7,071	237
Consumer mortgages	50,261	50,261	880	38,912	1,300
Credit cards	—	—	—	—	—
Other retail loans	3,304	3,304	74	2,543	167
Total retail	62,261	62,261	1,149	48,526	1,704
Total	918,605	932,617	84,775	819,891	22,865
Total
Investment properties	264,790	268,469	20,209	273,795	6,144
1-4 family properties	155,000	235,374	11,414	238,963	4,347
Land acquisition	265,288	330,624	27,325	255,188	2,018
Total commercial real estate	685,078	834,467	58,948	767,946	12,509
Commercial, financial and agricultural	180,329	198,225	17,186	205,852	3,974
Owner-occupied	130,214	142,786	7,308	162,723	4,602
Small business	3,333	3,333	184	1,950	76
Total commercial and industrial	313,876	344,344	24,678	370,525	8,652
Home equity lines	8,747	8,747	195	9,882	237
Consumer mortgages	51,508	52,524	880	42,618	1,300
Credit cards	—	—	—	—	—
Other retail loans	3,311	3,319	74	2,670	167
Total retail	63,566	64,590	1,149	55,170	1,704
Total impaired loans	$1,062,520	1,243,401	84,775	1,193,641	22,865

The average recorded investment in impaired loans was $1.21 billion for the year ended December 31, 2011. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the years ended December 31, 2013 , 2012, and 2011. Interest income recognized for accruing TDRs was $18.4 million for the year ended December 31, 2011. At December 31, 2013, 2012, and 2011, all impaired loans, other than $556.4 million, $673.4 million, and $668.5 million, respectively, of accruing TDRs, were on nonaccrual status.

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
The following tables represent the post-modification balance, shown by type of concession, for loans modified or renewed during the years ended December 31, 2013 and 2012 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Year Ended December 31, 2013
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	47	$19,993	121,263	4,372	145,628
1-4 family properties	131	424	37,180	9,583	47,187
Land acquisition	28	74	113,726	10,175	123,975
Total commercial real estate	206	20,491	272,169	24,130	316,790
Commercial, financial and agricultural	78	2,283	22,399	19,529	44,211
Owner-occupied	40	—	28,988	22,801	51,789
Small business	52	—	1,553	3,497	5,050
Total commercial and industrial	170	2,283	52,940	45,827	101,050
Home equity lines	1	—	—	80	80
Consumer mortgages	141	—	11,513	4,196	15,709
Credit cards	—	—	—	—	—
Other retail loans	65	—	1,118	1,598	2,716
Total retail	207	—	12,631	5,874	18,505
Total loans	583	$22,774	337,740	75,831	436,345	(1)

(1) As a result of these loans being reported as TDRs, there were net charge-offs of approximately $4 million recorded during 2013.

TDRs by Concession Type
	Year Ended December 31, 2012
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	74	$77	93,732	47,184	140,993
1-4 family properties	130	404	60,735	15,061	76,200
Land acquisition	78	—	62,585	21,394	83,979
Total commercial real estate	282	481	217,052	83,639	301,172
Commercial, financial and agricultural	116	35,058	45,712	26,810	107,580
Owner-occupied	70	—	38,285	9,655	47,940
Small business	40	—	1,055	3,470	4,525
Total commercial and industrial	226	35,058	85,052	39,935	160,045
Home equity lines	22	—	985	2,330	3,315
Consumer mortgages	326	—	10,202	21,794	31,996
Credit cards	—	—	—	—	—
Other retail loans	87	—	1,359	3,957	5,316
Total retail	435	—	12,546	28,081	40,627
Total loans	943	$35,539	314,650	151,655	501,844	(1)

(1) As a result of these loans being reported as TDRs, there were net charge-offs of approximately $16 million recorded during 2012.

The following table presents TDRs that defaulted in the years indicated and which were modified or renewed in a TDR within 12 months of the default date:

Troubled Debt Restructurings Entered Into That Subsequently Defaulted(1) During
	Year Ended December 31, 2013		Year Ended December 31, 2012(2)
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Investment properties	3	$4,722	8	$7,418
1-4 family properties	10	12,576	12	8,098
Land acquisition	1	125	10	9,925
Total commercial real estate	14	17,423	30	25,441
Commercial, financial and agricultural	4	776	6	2,973
Owner-occupied	2	924	7	4,968
Small business	2	24	3	322
Total commercial and industrial	8	1,724	16	8,263
Home equity lines	1	98	—	—
Consumer mortgages	18	1,496	9	2,788
Credit cards	—	—	—	—
Other retail loans	1	195	2	53
Total retail	20	1,789	11	2,841
Total loans	42	$20,936	57	$36,545

(1) Defaulted is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments.
(2) Amounts related to loans modified or renewed into TDRs within 12 months of the default date that subsequently defaulted during the year ended December 31, 2012 were previously disclosed as 80 contracts with recorded investment totaling $68.9 million. These amounts were revised in the table above due to a re-evaluation of the defaulted status of certain loans during this period.
If at the time that a loan was designated as a TDR the loan was not already impaired, the measurement of impairment resulting from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35, Accounting By Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5, ASC 450-20, and No. 15, ASC 310-40. Generally, the change in the allowance for loan losses resulting from such a TDR is not significant. At December 31, 2013, the allowance for loan losses allocated to accruing TDRs totaling $556.4 million was $27.7 million compared to accruing TDR's of $673.4 million with a related allowance for loan losses $41.4 million at December 31, 2012. Nonaccrual non-homogeneous loans (commercial-type impaired loan relationships greater than $1 million) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation.
In the ordinary course of business, Synovus Bank has made loans to certain Synovus and Synovus Bank executive officers and directors (including their associates and affiliates). Management believes that such loans are made substantially on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unaffiliated customers.
The following is a summary of such loans and the activity in these loans for the year ended December 31, 2013.

(in thousands)
Balance at December 31, 2012	$80,518
New loans	361,179
Repayments	(330,409)
Loans charged-off	—
Balance at December 31, 2013	$111,288

At December 31, 2013, there were no loans to executive officers and directors that were classified as nonaccrual, greater than 90 days past due and still accruing, or potential problem loans.

Note 7 - Other Comprehensive Income (Loss)
The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component, and is shown for the years ended December 31, 2013, 2012, and 2011.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance at December 31, 2010	$(1,208)	58,366	—	57,158
Other comprehensive income (loss) before reclassifications	(4,279)	20,987	—	16,708
Amounts reclassified from accumulated other comprehensive income (loss)	(7,037)	(45,736)	—	(52,773)
Net current period other comprehensive income (loss)	(11,316)	(24,749)	—	(36,065)
Balance at December 31, 2011	$(12,524)	33,617	—	21,093
Other comprehensive income (loss) before reclassifications	—	7,566	395	7,961
Amounts reclassified from accumulated other comprehensive income (loss)	(849)	(24,072)	(32)	(24,953)
Net current period other comprehensive income (loss)	(849)	(16,506)	363	(16,992)
Balance at December 31, 2012	$(13,373)	17,111	363	4,101
Other comprehensive income (loss) before reclassifications	—	(44,236)	519	(43,717)
Amounts reclassified from accumulated other comprehensive income (loss)	274	(1,811)	(105)	(1,642)
Net current period other comprehensive income (loss)	274	(46,047)	414	(45,359)
Balance at December 31, 2013	$(13,099)	(28,936)	777	(41,258)

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). Thus, during the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative instruments, equity securities, and debt securities as a single portfolio. As of December 31, 2013, the ending balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to the previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

The following table illustrates activity within the reclassifications out of accumulated other comprehensive income (loss), for the year ended December 31, 2013.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Year Ended December 31, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(447)	Interest expense
	173	Income tax (expense) benefit
	$(274)	Reclassifications, net of income taxes
Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$2,945	Investment securities gains, net
	(1,134)	Income tax (expense) benefit
	$1,811	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$170	Salaries and other personnel expense
	(65)	Income tax (expense) benefit
	$105	Reclassifications, net of income taxes

Note 8 - Goodwill and Other Intangible Assets
Synovus assesses goodwill for impairment at the reporting unit level on an annual basis and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Synovus performs its annual goodwill impairment testing as of June 30th of each year. At June 30, 2013, Synovus completed its annual goodwill impairment evaluation, and as a result of this evaluation, concluded that goodwill was not impaired. At June 30, 2013, the carrying value of goodwill was $24.4 million, consisting of goodwill associated with two financial management services reporting units; $19.9 million of the goodwill was attributable to the investment advisory services reporting unit. The remaining goodwill of $4.5 million was attributable to the trust services reporting unit.
For the annual goodwill impairment test, a third- party valuation was obtained on the investment advisory services reporting unit, which accounts for approximately 82% of the recorded goodwill. The fair value of this reporting unit was determined by equally weighting the income approach (50%) and market approach (50%), plus a tax amortization benefit component, to assess goodwill for potential impairment at June 30, 2013. The income approach utilized a discounted cash flow method, which is based on the expected future cash flows of the reporting unit. The market approach measures values based on what other market participants have paid for assets that can be considered reasonably similar to those being valued. The first step (Step 1) of impairment testing requires a comparison of each reporting unit's fair value to the carrying amount to identify potential impairment. The result of the Step 1 process indicated that goodwill at the investment advisory services reporting unit was not impaired, as the fair value of the reporting unit exceeded the respective estimated carrying value; therefore, no further testing was required. The estimated fair value of this reporting unit using a weighted approach (income and market approach evenly weighted), plus a tax amortization component, was $28.7 million, which exceeded the carrying value of $22.9 million by $5.8 million, or 25%. The key assumptions that drove the fair value of this reporting unit under the income approach included projected revenue growth, projected EBITDA margin, projected growth in assets under management and assets under supervision, and the discount rate. The market approach determined the fair value of this reporting unit using comparisons of the reporting unit to publicly-traded companies with similar operations. Under this method, valuation multiples were: (1) derived from operating data of the selected guideline companies; (2) evaluated and adjusted based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies; and (3) applied to the operating data of the reporting unit to arrive at an indication of value.
Effective July 10, 2013, the investment advisory services reporting unit was consolidated into the trust services reporting unit as part of Synovus’ efforts to continue to improve operating efficiency. The consolidation was based on results from a comprehensive business review, which identified significant benefits from consolidating the two reporting units. This review identified opportunities to maximize revenue growth and earnings potential, reduce expenses, and create operational synergies between the two business units. As a result of this consolidation, goodwill of $19.9 million was transferred from the investment advisory services reporting unit to the trust services reporting unit. The consolidation was not considered a triggering event as defined by ASC 350; therefore, management was not required to complete an interim goodwill impairment test at the new consolidated reporting unit level.
The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012:

(in thousands)
Balance as of January 1, 2012
Goodwill	$519,138
Accumulated impairment losses	494,707
Additional impairment losses during the year	—
Ending Balance December 31, 2012	24,431

Balance as of January 1, 2013
Goodwill	519,138
Accumulated impairment losses	494,707
Additional impairment losses during the year	—
Ending Balance December 31, 2013	$24,431

Other intangible assets as of December 31, 2013 and 2012 are presented in the following table:

	2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Other intangible assets:
Purchased trust revenues	$4,210	(3,532)	—	678
Acquired customer contracts	5,270	(5,267)	—	3
Core deposit premiums	46,331	(43,856)	—	2,475
Other	640	(381)	—	259
Total carrying value	$56,451	(53,036)	—	3,415

	2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Other intangible assets:
Purchased trust revenues	$4,210	(3,251)	—	959
Acquired customer contracts	5,270	(5,262)	—	8
Core deposit premiums	46,331	(42,457)	—	3,874
Other	640	(332)	—	308
Total carrying value	$56,451	(51,302)	—	5,149

Aggregate other intangible assets amortization expense for the years ended December 31, 2013, 2012, and 2011 was $1.7 million, $3.4 million, and $3.9 million, respectively. Aggregate estimated amortization expense over the next five years is: $1.2 million in 2014, $1.0 million in 2015, $466 thousand in 2016, $212 thousand in 2017, and $186 thousand in 2018.
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
The carrying value of ORE was $112.6 million and $150.3 million at December 31, 2013 and 2012, respectively. During the years ended December 31, 2013, 2012 and 2011, $88.7 million, $155.8 million, and $226.9 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value. During the years ended December 31, 2013, 2012, and 2011, Synovus recognized foreclosed real estate expense, net, of $33.9 million, $90.7 million, and $133.6 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $25.5 million, $73.9 million, and $113.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 10 - Other Assets
Significant balances included in other assets at December 31, 2013 and 2012 are presented below.

(in thousands)	2013	2012
Cash surrender value of bank-owned life insurance	$278,863	271,036
Accrued interest receivable	63,959	70,138
Accounts receivable	34,347	21,371
FHLB and FRB Stock	77,487	66,168
Private equity investments	29,361	31,876
Prepaid FDIC deposit insurance assessments	—	34,401
Other prepaid expenses	28,990	28,576
Derivative asset positions	40,004	64,662
Other properties held for sale	9,451	9,871
Miscellaneous other assets	53,914	62,279
Total other assets	$616,376	660,378

Synovus’ investment in company-owned life insurance programs was approximately $278.9 million and $271.0 million at December 31, 2013 and December 31, 2012, respectively, which included approximately $31.2 million and $30.9 million of separate account life insurance policies covered by stable value agreements. At December 31, 2013, the fair value of the investments underlying the separate account policies was within the coverage provided by the stable value agreements.
Synovus held stock in the FHLB of Atlanta totaling $76.9 million and $65.6 million at December 31, 2013 and December 31, 2012, respectively. Synovus also held stock in the Federal Reserve Bank totaling $546 thousand and $535 thousand at December 31, 2013 and December 31, 2012, respectively. Shares in the FHLB and Federal Reserve Bank are accounted for at amortized cost, which approximates fair value. In order to become a member of the Federal Reserve System, regulations require that Synovus hold a certain amount of Federal Reserve Bank capital stock. Additionally, investment in FHLB stock is required for membership in the FHLB system and in relation to the level of FHLB outstanding borrowings.
Note 11 - Deposits
A summary of interest bearing deposits at December 31, 2013 and 2012 is presented below.

(in thousands)	2013	2012
Interest bearing demand deposits	$3,969,634	4,016,209
Money market accounts, excluding brokered deposits	6,069,548	6,136,538
Savings accounts	602,655	562,717
Time deposits, excluding brokered deposits	3,498,200	3,583,304
Brokered deposits	1,094,002	1,092,749
Total interest bearing deposits	$15,234,039	15,391,517

The aggregate amount of time deposits of $100,000 or more was $2.91 billion at December 31, 2013 and $2.86 billion at December 31, 2012.
The following table presents contractual maturities of all time deposits at December 31, 2013.

(in thousands)
Maturing within one year	$3,234,724
Between 1 — 2 years	625,630
2 — 3 years	254,344
3 — 4 years	155,221
4 — 5 years	89,319
Thereafter	19,807
$4,379,045

On January 17, 2014, Synovus Bank completed a transaction in which substantially all of the deposits associated with the Memphis, Tennessee operations of Trust One Bank, a division of Synovus Bank, were sold to IBERIABANK. Synovus sold $191.4 million in deposits. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 26 - Subsequent Events" of this Report for further information.
Note 12 - Long-term Debt and Short-term Borrowings
Long-term debt at December 31, 2013 and 2012 is presented in the following table.

(in thousands)	2013	2012
Parent Company:
5.125% subordinated notes, due June 15, 2017, with semi-annual interest payments and principal to be paid at maturity	$450,000	450,000
7.875% senior notes, due February 15, 2019, $300 million par value with semi-annual interest payments and principal to be paid at maturity (1)	294,606	293,554
4.875% subordinated notes, due February 15, 2013, with semi-annual interest payments and principal to be paid at maturity	—	60,612
13.00% junior subordinated amortizing notes with quarterly interest and principal payments through May 15, 2013	—	13,566
LIBOR + 1.80% debentures, due April 19, 2035 with quarterly interest payments and principal to be paid at maturity (rate of 2.04% and 2.11% at December 31, 2013 and 2012, respectively)	10,000	10,000
Hedge-related basis adjustment(2)	10,701	13,935
Total long-term debt — Parent Company	765,307	841,667
Synovus Bank:
FHLB advances with interest and principal payments due at various maturity dates through 2018 and interest rates ranging from 0.28% to 4.66% at December 31, 2013 (weighted average interest rate of 0.64% and 0.71% at December 31, 2013 and 2012, respectively)	1,265,354	880,701
Other notes payable and capital leases with interest and principal payments due at various maturity dates through 2031 (weighted average interest rate of 2.49% and 3.89% at December 31, 2013 and 2012, respectively)	2,480	4,087
Total long-term debt — Synovus Bank	1,267,834	884,788
Total long-term debt	$2,033,141	1,726,455

(1)	Balance is net of capitalized debt issuance costs and discount
(2) Unamortized balance of terminated interest rate swaps reflected in debt for financial reporting purposes.
The provisions of the indentures governing Synovus’ long-term debt contain certain restrictions within specified limits on mergers, sales of all or substantially all of Synovus' assets and limitations on sales and issuances of voting stock of subsidiaries and Synovus’ ability to pay dividends on its capital stock if there is an event of default under the applicable indenture. As of December 31, 2013 and 2012, Synovus and its subsidiaries were in compliance with the covenants in these agreements.
On February 13, 2012, Synovus issued $300 million aggregate principal amount of the 2019 Senior Notes in a public offering for aggregate proceeds of $292.6 million, net of discount and debt issuance costs. Concurrent with this offering, Synovus announced a Tender Offer for any and all of its 2013 Notes, with a then total principal amount outstanding of $206.8 million. An aggregate principal amount of $146.1 million of the 2013 notes, representing 71% of the outstanding principal amount, were tendered in the Tender Offer. Synovus paid total consideration of $146.1 million for these notes, which was funded from a portion of the net proceeds of the 2019 Senior Notes. On February 15, 2013, Synovus paid the remaining balance on its 2013 Notes of $60.6 million.
The FHLB advances are secured by certain loans receivable with a recorded balance of approximately $3.4 billion at December 31, 2013 and $3.8 billion at December 31, 2012.

Contractual annual principal payments on long-term debt for the next five years and thereafter are shown on the following table.

(in thousands)	Parent Company	Synovus Bank	Total
2014	$—	50,156	50,156
2015	—	640,157	640,157
2016	—	425,161	425,161
2017	450,000	150,171	600,171
2018	—	110	110
Thereafter	310,000	1,460	311,460
Total	$760,000	$1,267,215	2,027,215

The following table sets forth certain information regarding federal funds purchased and other securities sold under repurchase agreements.

(dollars in thousands)	2013	2012	2011
Total balance at December 31,	$148,132	201,243	313,757
Weighted average interest rate at December 31,	0.13%	0.16	0.24
Maximum month end balance during the year	$244,048	398,853	452,903
Average amount outstanding during the year	208,267	320,338	389,582
Weighted average interest rate during the year	0.16%	0.19	0.27

Note 13 - Shareholders' Equity
The following table shows the change in Preferred and Common Stock issued and Common Stock held as treasury shares for the three years ended December 31, 2013.

(shares in thousands)	Series A Preferred Stock Issued	Series C Preferred Stock Issued	Common Stock Issued	Treasury Stock Held
Balance at December 31, 2010	968	—	790,956	5,693
Issuance (forfeitures) of non-vested stock, net	—	—	(1)	—
Restricted share unit activity	—	—	19	—
Settlement of prepaid common stock purchase contracts	—	—	15	—
Balance at December 31, 2011	968	—	790,989	5,693
Restricted share unit activity	—	—	1,284	—
Balance at December 31, 2012	968	—	792,273	5,693
Settlement of prepaid Common Stock purchase contracts	—	—	122,848	—
Issuance of Common Stock	—	—	59,871	—
Restricted share unit activity	—	—	2,616	—
Stock options exercised	—	—	437	—
Issuance of Series C Preferred Stock	—	5,200	—	—
Redemption of Series A Preferred Stock	(968)	—	—	—
Balance at December 31, 2013	—	5,200	978,045	5,693

Series A Preferred Stock
On July 26, 2013, Synovus redeemed all 967,870 shares of its Series A Preferred Stock issued to the U.S. Treasury under the CPP established under TARP. Over two-thirds of the $967.9 million TARP redemption was funded by internally available funds. The balance of the redemption was funded by net proceeds from the equity offerings completed in July 2013, as described below.

Series C Preferred Stock
On July 25, 2013, Synovus completed a public offering of $130 million of Series C Preferred Stock.  The offering generated net proceeds of $125.9 million. From the date of issuance to, but excluding, August 1, 2018, the rate for declared dividends is 7.875% per annum.  From and including August 1, 2018, the dividend rate will change to a floating rate equal to the three-month LIBOR plus a spread of 6.39% per annum.
Common Stock
On July 24, 2013, Synovus completed a public offering of 59,870,550 shares of its Common Stock at $3.09 per share. The offering generated net proceeds of $175.2 million.
On May 15, 2013, all outstanding prepaid common stock purchase contracts from Synovus' May 4, 2010 public offering of 13,800,000 tMEDS automatically settled which resulted in the issuance of 122,848,209 shares of common stock. Upon settlement, an amount equal to $1.00 per common share issued was reclassified from additional paid-in capital to Common Stock.
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
As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, Tier 1 risk-based capital ratio, and the leverage ratio. Synovus Bank is a state-chartered bank under the regulations of the GA DBF. Under applicable regulations, Synovus Bank is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if Synovus Bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. Management believes that, as of December 31, 2013, Synovus and Synovus Bank meet all capital requirements to which they are subject.
During 2013, the Federal Reserve released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The FDIC and OCC also approved the final rule during 2013. The rule applies to all banking organizations that are currently subject to regulatory capital requirements as well as certain savings and loan holding companies.  The rule strengthens the definition of regulatory capital, increases risk-based capital requirements, and makes selected changes to the calculation of risk-weighted assets. The rule becomes effective January 1, 2015, for Synovus and most banking organizations, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions.
Management currently believes, based on current internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current regulatory minimum capital requirements.
The following table summarizes regulatory capital information at December 31, 2013 and 2012 on a consolidated basis and for Synovus’ significant subsidiary, defined as any direct subsidiary with assets or net income levels exceeding 10% of the consolidated totals.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Synovus Financial Corp.
Tier 1 capital	$2,351,493	2,832,244	1,030,420	1,029,860	n/a	n/a
Total risk-based capital	2,900,865	3,460,998	1,785,287	1,711,035	n/a	n/a
Tier 1 risk-based capital ratio	10.54%	13.24	4.00	4.00	n/a	n/a
Total risk-based capital ratio	13.00	16.18	8.00	8.00	n/a	n/a
Leverage ratio	9.13	11.00	4.00	4.00	n/a	n/a
Synovus Bank
Tier 1 capital	$2,806,197	3,173,530	1,026,057	1,023,060	1,335,572	1,279,277
Total risk-based capital	3,084,756	3,441,364	1,780,763	1,705,703	2,225,954	2,132,129
Tier 1 risk-based capital ratio	12.61%	14.88	4.00	4.00	6.00	6.00
Total risk-based capital ratio	13.86	16.14	8.00	8.00	10.00	10.00
Leverage ratio	10.94	12.41	4.00	4.00	5.00	5.00

(1) The prompt corrective action provisions are applicable at the bank level only.
Note 15 - Net Income (Loss) Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income (loss) per common share for the years ended December 31, 2013, 2012, and 2011.

	Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Net income (loss)	$159,383	830,209	(60,844)
Net loss attributable to non-controlling interest	—	—	(220)
Net income (loss) available to controlling interest	159,383	830,209	(60,624)
Dividends and accretion of discount on preferred stock	40,830	58,703	58,088
Net income (loss) available to common shareholders	$118,553	771,506	(118,712)
Weighted average common shares outstanding, basic	$892,462	786,466	785,272
Potentially dilutive shares from assumed exercise of securities or other contracts to purchase common stock*	47,118	123,636	—
Weighted average common shares outstanding, diluted	939,580	910,102	785,272
Net income (loss) per common share, basic:
Net income (loss) available to common shareholders	$0.13	0.98	(0.15)
Net income (loss) per common share, diluted:
Net income (loss) available to common shareholders	$0.13	0.85	(0.15)

* Due to the net loss attributable to common shareholders for the year ended December 31, 2011, there were no potentially dilutive shares included in the diluted net loss per common share calculations, as such shares and adjustments would have been anti-dilutive.
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
For the years ended December 31, 2013 and 2012, there were 26.9 million and 33.3 million potentially dilutive shares, respectively, related to Common Stock options and Warrants to purchase shares of Common Stock that were outstanding during 2013 and 2012, respectively, but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive. Due to the net loss attributable to common shareholders for the year ended December 31, 2011, there were 161.3 million of Common Stock equivalents not included in the computation of net loss per common share because the effect would have been anti-dilutive.

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
Trading Account Assets and Investment Securities Available for Sale
The fair values of trading securities and investment securities available for sale are primarily based on actively traded markets where prices are based on either quoted market prices or observed transactions. Management employs independent third-party pricing services to provide fair value estimates for Synovus' investment securities available for sale and trading securities. Fair values for fixed income investment securities are typically determined based upon quoted market prices, broker/dealer quotations for identical or similar securities, and/or inputs that are observable in the market, either directly or indirectly, for substantially similar securities. Level 1 securities are typically exchange quoted prices and include financial instruments such as U.S. Treasury securities, equity securities, and mutual fund investments. Level 2 securities are typically matrix priced by the third-party pricing service to calculate the fair value. Such fair value measurements consider observable data such as relevant broker/dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. The types of securities classified as Level 2 within the valuation hierarchy primarily consist of collateralized mortgage obligations, mortgage-backed securities, debt securities of U.S. Government-sponsored enterprises and agencies, corporate debt, and state and municipal securities.
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
Private Equity Investments
Private equity investments consist primarily of equity method investments in venture capital funds, which are primarily classified as Level 3 within the valuation hierarchy. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. Based on these factors, the ultimate realizable value of these investments could differ significantly from the value reflected in the accompanying audited consolidated financial statements. For ownership in publicly traded companies held in the funds, valuation is based on the closing market price at the balance sheet date, and the valuation of marketable securities that have market restrictions is discounted until the securities can be freely traded. The private equity investments in which Synovus holds a limited partner interest consist of funds that invest in privately held companies. For privately held companies in the funds, the general partner estimates the fair value of the company in accordance with GAAP, as clarified by ASC 820, and guidance specific to investment companies. The estimated fair value of the company is the estimated fair value as an exit price the fund would receive if it were to sell the company in the marketplace. The fair value of the fund's underlying investments is estimated through the use of valuation models such as option pricing or a discounted cash flow model. Valuation factors, such as a company's operational performance against budget or milestones, last price paid by investors, with consideration given on whether financing is provided by insiders or unrelated new investors, public market comparables, liquidity of the market, industry and economic trends, and change of management or key personnel, are used in the determination of fair value.
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
Investments Held in Rabbi Trusts
The investments held in Rabbi Trusts primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on quoted market prices, and are therefore, classified within Level 1 of the fair value hierarchy.
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
Synovus' mortgage banking subsidiary enters into interest rate lock commitments related to expected funding of residential mortgage loans at specified times in the future. Interest rate lock commitments that relate to the origination of mortgage loans that will be held-for-sale are considered derivative instruments under applicable accounting guidance. As such, Synovus records its interest rate lock commitments and forward loan sales commitments at fair value, determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, the mortgage subsidiary enters into contractual interest rate lock commitments to extend credit, if approved, at a fixed interest rate and with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within the time frames established by the mortgage banking subsidiary. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to borrowers, the mortgage banking subsidiary enters into best efforts forward sales contracts with third-party investors. The forward sales contracts lock in a price for the sale of loans similar to the specific interest rate lock commitments. Both the interest rate lock commitments to the borrowers and the forward sales contracts to the investors that extend through to the date the loan may close are derivatives, and accordingly, are marked to fair value through earnings. In estimating the fair value of an interest rate lock commitment, Synovus assigns a probability to the interest rate lock commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the interest rate lock commitment is derived from the fair value of related mortgage loans, which is based on observable market data and includes the expected net future cash flows related to servicing of the loans. The fair value of the interest rate lock commitment is also derived from inputs that include guarantee fees negotiated with the agencies and private investors, buy-up and buy-down values provided by the agencies and private investors, and interest rate spreads for the difference between retail and wholesale mortgage rates. Management also applies fall-out ratio assumptions for those interest rate lock commitments for which we do not close a mortgage loan. The fall-out ratio assumptions are based on the mortgage subsidiary's historical experience, conversion ratios for similar loan commitments, and market conditions. While fall-out tendencies are not exact predictions of which loans will or will not close, historical performance review of loan-level data provides the basis for determining the appropriate hedge ratios. In addition, on a periodic basis, the mortgage banking subsidiary performs analysis of actual rate lock fall-out experience to determine the sensitivity of the mortgage pipeline to interest rate changes from the date of the commitment through loan origination, and then period end, using applicable published mortgage-backed investment security prices. The expected fall-out ratios (or conversely the "pull-through" percentages) are applied to the determined fair value of the unclosed mortgage pipeline in accordance with GAAP. Changes to the fair value of interest rate lock commitments are recognized based on interest rate changes, changes in the probability that the commitment will be exercised, and the passage of time. The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. These instruments are classified as Level 2 within the valuation hierarchy.
In November 2009, Synovus sold certain Visa Class B shares to another Visa USA member financial institution. The sales price was based on the Visa stock conversion ratio in effect at the time for conversion of Visa Class B shares to Visa Class A unrestricted shares at a future date. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser (the Visa derivative), which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The fair value of the Visa derivative is determined based on management's estimate of the timing and amount of the Covered Litigation settlement and the resulting payments due to the counterparty under the terms of the contract. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the fair value of the Visa derivative, this derivative has been classified as Level 3 within the valuation hierarchy. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Visa Shares and Related Agreements" of this Report for additional discussion on the Visa derivative and related litigation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of December 31, 2013 and 2012, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments. Transfers between levels for the years ended December 31, 2013 and 2012 were inconsequential.

	December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	$—	2,465	—	2,465
State and municipal securities	—	429	—	429
All other residential mortgage-backed securities	—	968	—	968
Other investments	—	2,251	—	2,251
Total trading securities	—	6,113	—	6,113
Mortgage loans held for sale	—	45,384	—	45,384
Investment securities available for sale:
U.S. Treasury securities	17,791	—	—	17,791
U.S. Government agency securities	—	34,641	—	34,641
Securities issued by U.S. Government sponsored enterprises	—	113,745	—	113,745
Mortgage-backed securities issued by U.S. Government agencies	—	195,117	—	195,117
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,421,360	—	2,421,360
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	398,540	—	398,540
State and municipal securities	—	6,889	—	6,889
Equity securities	6,956	—	628	7,584
Other investments(1)	1,969	—	1,722	3,691
Total investment securities available for sale	26,716	3,170,292	2,350	3,199,358
Private equity investments	—	1,615	27,745	29,360
Mutual funds held in Rabbi Trusts	11,246	—	—	11,246
Derivative assets:
Interest rate contracts	—	38,482	—	38,482
Mortgage derivatives(2)	—	1,522	—	1,522
Total derivative assets	—	40,004	—	40,004
Liabilities
Trading account liabilities	—	1,763	—	1,763
Salary stock units	1,764	—	—	1,764
Derivative liabilities:
Interest rate contracts	—	39,436	—	39,436
Visa Derivative	—	—	2,706	2,706
Total derivative liabilities	$—	39,436	2,706	42,142

	December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	2,171	—	2,171
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	4,875	—	4,875
State and municipal securities	—	451	—	451
All other residential mortgage-backed securities	—	1,159	—	1,159
Other investments	—	2,446	—	2,446
Total trading securities	—	11,102	—	11,102
Mortgage loans held for sale	—	212,663	—	212,663
Investment securities available for sale:
U.S. Treasury securities	356	—	—	356
U.S. Government agency securities	—	38,046	—	38,046
Securities issued by U.S. Government sponsored enterprises	—	293,310	—	293,310
Mortgage-backed securities issued by U.S. Government agencies	—	245,593	—	245,593
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	1,867,493	—	1,867,493
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	514,489	—	514,489
State and municipal securities	—	15,798	—	15,798
Equity securities	2,849	—	891	3,740
Other investments(1)	—	—	2,287	2,287
Total investment securities available for sale	3,205	2,974,729	3,178	2,981,112
Private equity investments	—	1,168	30,708	31,876
Mutual funds held in Rabbi Trusts	10,001	—	—	10,001
Derivative assets:
Interest rate contracts	—	61,869	—	61,869
Mortgage derivatives (2)	—	2,793	—	2,793
Total derivative assets	—	64,662	—	64,662
Liabilities
Trading account liabilities	—	91	—	91
Salary stock units	1,888	—	—	1,888
Derivative liabilities:
Interest rate contracts	—	62,912	—	62,912
Mortgage derivatives (2)	—	525	—	525
Visa Derivative	—	—	2,956	2,956
Total derivative liabilities	$—	63,437	2,956	66,393

(1) Based on an analysis of the nature and risks of these investments, Synovus has determined that presenting these investments as a single asset class is appropriate.
(2) Mortgage derivatives consist of customer interest rate lock commitments that relate to the potential origination of mortgage loans, which would be classified as held for sale and forward loan sales commitments with third-party investors.

Fair Value Option
The following table summarizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale measured at fair value and the changes in fair value of these loans. Mortgage loans held for sale are initially measured at fair value with subsequent changes in fair value recognized in earnings. Changes in fair value were recorded as a component of mortgage banking income and other non-interest income in the consolidated statements of income, as appropriate. An immaterial portion of these changes in fair value were attributable to changes in instrument-specific credit risk.

	Twelve Months Ended December 31,
(in thousands)	2013	2012	2011
Changes in fair value included in net income:
Mortgage loans held for sale	$(5,566)	1,813	5,185
Mortgage loans held for sale:
Fair value	45,384	212,663	161,509
Unpaid principal balance	44,943	206,657	157,316
Fair value less aggregate unpaid principal balance	$441	6,006	4,193

Changes in Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the year ended December 31, 2013 and 2012 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During 2013, Synovus did not have any material transfers between levels in the fair value hierarchy. During the first quarter of 2012, Synovus transferred the mortgage derivative asset, which consists of interest rate lock commitments totaling $1.9 million, from Level 3 to Level 2 within the fair value hierarchy, reflecting increased transparency of the inputs used to value these financial instruments, which are based on the mortgage banking subsidiary's historical experience, conversion ratios for similar loan commitments, market conditions and other observable inputs, instead of previously used external industry data. Additionally, during the first quarter of 2012, Synovus transferred assets totaling $501 thousand that were classified as a Level 3 equity security to other assets to more accurately reflect the financial characteristics of the financial instruments.

	2013
(in thousands)	Investment Securities Available for Sale	Private Equity Investments		Other Derivative Contracts
Beginning balance, January 1,	$3,178	30,708		(2,956)
Total gains (losses) realized/unrealized:
Included in earnings(1)	(264)	(2,963)		(1,600)
Unrealized gains (losses) included in other comprehensive income	436	—		—
Purchases	—	—		—
Sales	—	—		—
Issuances	—	—		—
Settlements	(1,000)	—		1,850
Amortization of discount/premium	—	—		—
Transfers in and/or out of Level 3	—	—		—
Ending balance, December 31,	$2,350	27,745		(2,706)
The amount of total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31,	$(264)	(2,963)		(1,600)

	2012
(in thousands)	Investment Securities Available for Sale	Private Equity Investments		Other Derivative Contracts, Net(3)
Beginning balance, January 1,	$6,842	21,418		(7,242)
Total gains (losses) realized/unrealized:
Included in earnings(1)	(450)	8,233		(6,304)
Unrealized gains (losses) included in other comprehensive income	(713)	—		—
Purchases	—	1,057	(2)	—
Sales	—	—		—
Issuances	—	—		—
Settlements	(2,000)	—		12,441
Amortization of discount/premium	—	—		—
Transfers in and/or out of Level 3	(501)	—		(1,851)
Ending balance, December 31,	$3,178	30,708		(2,956)
The amount of total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31,	$(450)	8,233		(6,304)

(1) Included in earnings as a component of other non-interest income(expense).
(2) Represents additional capital contributed to a private equity investment fund for capital calls. There are no such calls outstanding as of December 31, 2013.
(3) Other derivative contracts include the Visa Derivative and the mortgage derivatives for the year ended December 31, 2012.

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

	As of December 31, 2013			Fair Value Adjustments for the Year Ended December 31, 2013
(in thousands)	Level 1	Level 2	Level 3
Impaired loans*	$—	—	$170,693	29,132
Other loans held for sale	—	—	9,670	5,988
Other real estate	—	—	50,070	10,431
Other assets held for sale	—	—	4,945	2,294

	As of December 31, 2012			Fair Value Adjustments for the Year Ended December 31, 2012
	Level 1	Level 2	Level 3
Impaired loans*	$—	—	$80,299	52,916
Other loans held for sale	—	—	7,420	5,144
Other real estate	—	—	79,293	22,615
Other assets held for sale	—	—	5,804	2,425

*Impaired loans that are collateral-dependent.
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

Other assets held for sale consist of certain premises and equipment held for sale, including those related to the efficiency initiatives discussed in "Note 3 - Restructuring Charges" of this Report. These assets are classified as held for sale and recorded at the lower of their amortized cost or fair value, less costs to sell, consistent with ASC 360-10. The fair value of these assets is determined primarily on the basis of appraisals or BOV, as circumstances warrant, adjusted for estimated selling costs. Both techniques engage licensed or certified professionals that use inputs such as absorption rates, capitalization rates, and market comparables; these valuations are considered Level 3 measurements since assumptions or inputs may not be observable in the market.
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

December 31, 2013
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale
Equity securities	$628	Individual analysis of each investment	Multiple data points, including, but not limited to evaluation of past and projected business performance	N/A(4)

Other investments:

Trust preferred securities	1,722	Discounted cash flow analysis	Credit spread embedded in discount rate	400-480 bps (441 bps)
			Discount for lack of marketability(2)	0%-10% (0%)

Private equity investments	27,745	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial conditions, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies (2)
				N/A

Visa derivative liability	$2,706	Internal valuation	Estimated future cumulative deposits to the litigation escrow for settlement of the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty	$400 thousand to $2.7 million ($2.7 million)

December 31, 2013
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$170,693	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-65% (25%) 0%-10% (7%)

Other loans held for sale	9,670	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	18%-93% (70%) 0%-10% (7%)

Other real estate	50,070	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-85% (25%) 0%-10% (7%)

Other assets held for sale	$4,945	Third-party appraised value of collateral less estimated selling costs or BOV	Discount to appraised value (3) Estimated selling costs	5%-36% (20%) 0%-10% (7%)
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
				N/A

Visa derivative liability	$2,956	Internal valuation	Estimated future cumulative deposits to the litigation escrow for settlement of the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty	$400 thousand to $3.0 million ($3.0 million)

December 31, 2012
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$80,299	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-12% (4%) 0%-10% (7%)

Other loans held for sale	7,420	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-12% (4%) 0%-10% (7%)

Other real estate	79,293	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-7% (2%) 0%-10% (7%)

Other assets held for sale	$5,804	Third-party appraised value of collateral less estimated selling costs or BOV	Discount to appraised value (3) Estimated selling costs	13%-51% (29%) 0%-10% (7%)
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
Private Equity Investments
In the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of private equity investments, significant judgment is required to value these investments. The significant unobservable inputs used in the fair value measurement of private equity investments include current operations, financial condition and cash flows, comparables and private sales, when available, and recently executed financing transactions related to investee companies. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement.
Visa Derivative Liability
The fair value of the Visa derivative is determined based on management's estimate of the timing and amount of the Covered Litigation settlement and the resulting payments due to the counterparty under the terms of the contract. Significant increases (decreases) in any of these inputs in isolation would result in a significantly higher (lower) valuation of the Visa derivative liability. Generally, a change in the amount funded by Visa into its escrow for the Covered Litigation would have a directionally similar change in the assumptions used for the discounted cash flow technique used to compute fair value.
Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at December 31, 2013 and 2012. The fair value represents management’s best estimates based on a range of methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans, interest bearing deposits (including brokered deposits), and long-term debt, the figures given in the notes should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately.
Cash and cash equivalents, interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements are repriced on a short-term basis; as such, the carrying value closely approximates fair value. Since these amounts generally relate to highly liquid assets, these are considered a Level 1 measurement.
Loans, net of deferred fees and costs, are recorded at the amount of funds advanced, less charge-offs, and an estimation of credit risk represented by the allowance for loan losses. The fair value estimates for disclosure purposes differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features, and remaining maturity. The fair value of loans is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial, mortgage, home equity, credit card, and other retail loans. Commercial loans are further segmented into certain collateral code groupings. The fair value of the loan portfolio is calculated, in accordance with ASC 825-10, by discounting contractual cash flows using estimated market discount rates, which reflect the credit and interest rate risk inherent in the loan. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820-10 and generally produces a higher value than a pure exit price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally estimated using appraisals of the collateral. Collateral values are monitored and additional write-downs are recognized if it is determined that the estimated collateral values have declined further. Estimated costs to sell are based on current amounts of disposal costs for similar assets. Carrying value is considered to reflect fair value for these loans. Loans are considered a Level 3 fair value measurement.
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
The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of December 31, 2013 and 2012 are as follows:

	December 31, 2013
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$469,630	469,630	469,630	—	—
Interest bearing funds with Federal Reserve Bank	644,528	644,528	644,528	—	—
Interest earning deposits with banks	24,325	24,325	24,325	—	—
Federal funds sold and securities purchased under resale agreements	80,975	80,975	80,975	—	—
Trading account assets	6,113	6,113	—	6,113	—
Mortgage loans held for sale	45,384	45,384	—	45,384	—
Other loans held for sale	10,685	10,685	—	—	10,685
Investment securities available for sale	3,199,358	3,199,358	26,716	3,170,292	2,350
Private equity investments	29,360	29,360	—	1,615	27,745
Mutual funds held in Rabbi Trusts	11,246	11,246	11,246	—	—
Loans, net of deferred fees and costs	20,057,798	19,763,708	—	—	19,763,708
Derivative assets	40,004	40,004	—	40,004	—
Financial Liabilities
Trading account liabilities	$1,763	1,763	—	1,763	—
Non-interest bearing deposits	5,642,751	5,642,751	—	5,642,751	—
Interest bearing deposits	15,234,039	15,244,020	—	15,244,020	—
Federal funds purchased, other short-term borrowings and other short-term liabilities	148,132	148,132	—	148,132	—
Salary stock units	1,764	1,764	1,764	—	—
Long-term debt	2,033,141	2,095,720	—	2,095,720	—
Derivative liabilities	42,142	42,142	—	39,436	2,706

	December 31, 2012
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$614,630	614,630	614,630	—	—
Interest bearing funds with Federal Reserve Bank	1,498,390	1,498,390	1,498,390	—	—
Interest earning deposits with banks	23,442	23,442	23,442	—	—
Federal funds sold and securities purchased under resale agreements	113,517	113,517	113,517	—	—
Trading account assets	11,102	11,102	—	11,102	—
Mortgage loans held for sale	212,663	212,663	—	212,663	—
Other loans held for sale	10,690	10,690	—	—	10,690
Investment securities available for sale	2,981,112	2,981,112	3,205	2,974,729	3,178
Private equity investments	31,876	31,876	—	1,168	30,708
Mutual funds held in Rabbi Trusts	10,001	10,001	10,001	—	—
Loans, net of deferred fees and costs	19,541,690	19,254,199	—	—	19,254,199
Derivative assets	64,662	64,662	—	64,662	—
Financial liabilities
Trading account liabilities	$91	91	—	91	—
Non-interest bearing deposits	5,665,527	5,665,527	—	5,665,527	—
Interest bearing deposits	15,391,517	15,415,160	—	15,415,160	—
Federal funds purchased, other short-term borrowings, and other short-term liabilities	201,243	201,243	—	201,243	—
Salary stock units	1,888	1,888	1,888	—	—
Long-term debt	1,726,455	1,784,223	—	1,784,223	—
Derivative liabilities	66,393	66,393	—	63,437	2,956

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
From time to time, Synovus utilizes interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of December 31, 2013 and 2012, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.
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
Cash Flow Hedges
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of December 31, 2013, there were no cash flow hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus expects to reclassify from accumulated other comprehensive income (loss) $447 thousand of interest expense during the next twelve months as amortization of deferred losses is recorded.
Synovus did not terminate any cash flow hedges during 2013 or 2012. The remaining unamortized deferred loss balance of all previously terminated cash flow hedges at December 31, 2013 and 2012 was $(1.6) million and $(2.0) million, respectively.
Fair Value Hedges
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair value of various fixed rate liabilities due to changes in the benchmark interest rate, LIBOR. Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of December 31, 2013, there were no fair value hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus did not terminate any fair value hedges during 2013 or 2012. The remaining unamortized deferred gain balance on all previously terminated fair value hedges at December 31, 2013 and 2012 was $10.7 million and $13.9 million, respectively. Synovus expects to reclassify from hedge-related basis adjustment, a component of long-term debt, $3.1 million of the deferred gain balance on previously terminated fair value hedges as a reduction to interest expense during the next twelve months as amortization of deferred gains is recorded.
Customer Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' consolidated balance sheet. Fair value changes are recorded in non-interest income in Synovus' consolidated statements of income. As of December 31, 2013, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.18 billion, an increase of $45.4 million compared to December 31, 2012.
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative liability is based on an estimate of Synovus’ membership proportion of Visa’s aggregate exposure to the Covered Litigation, or in effect, the future cumulative deposits to the litigation escrow for settlement of the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Visa Shares and Related Agreements" of this Report for further information.
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
At December 31, 2013 and 2012, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $65.0 million and $158.0 million, respectively. The fair value of these commitments resulted in a (loss) gain of $(2.2) million and $0.9 million for the years ended December 31, 2013 and 2012, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At December 31, 2013 and 2012, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $92.0 million and $231.5 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans resulted in a gain of $1.4 million for the years ended December 31, 2013 and 2012, which was recorded as a component of mortgage banking income in the consolidated statements of income.
Collateral Contingencies
Certain derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. As Synovus’ current rating is below investment grade, Synovus is required to post collateral, as required by each agreement, against these positions. Additionally, as of June 10, 2013, the CCC became mandatory for certain trades as required under the Dodd-Frank Act. These derivative transactions also carry collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As trades are migrated to the CCC, dealer counterparty exposure will be reduced, and higher notional amounts of Synovus' derivative instruments will be housed at the CCC, a highly regulated and well-capitalized entity. As of December 31, 2013, collateral totaling $72.2 million, consisting of Federal funds sold was pledged to the derivative counterparties, including $3.1 million with the CCC, to comply with collateral requirements.
The impact of derivative instruments on the consolidated balance sheets at December 31, 2013 and 2012 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
		December 31,			December 31,
(in thousands)	Location on Consolidated Balance Sheet	2013	2012	Location on Consolidated Balance Sheet	2013	2012
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$38,482	61,869	Other liabilities	39,436	62,912
Mortgage derivatives	Other assets	1,522	2,793	Other liabilities	—	525
Visa Derivative		—	—	Other liabilities	2,706	2,956
Total derivatives not designated as hedging instruments		$40,004	64,662		42,142	66,393

See "Part II - Item 8. Financial Statements and Supplementary Data - Consolidated Statements of Comprehensive Income (Loss)" for the effect of the amortization of previously terminated cash flow hedges on the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011.
The pre-tax effect of fair value hedges on the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 is presented below.

	Derivative
	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Twelve Months Ended December 31,
(in thousands)		2013	2012	2011
Derivatives not designated as hedging instruments
Interest rate contracts(1)	Other Non- Interest Income	$89	1,419	(819)
Mortgage derivatives(2)	Mortgage Banking Income	$(745)	2,364	393
Total		$(656)	3,783	(426)

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third-party investors.
During the years ended December 31, 2013, 2012, and 2011, Synovus also reclassified $3.2 million, $7.3 million, and $6.9 million, respectively, from hedge-related basis adjustment, a component of long-term debt, as a reduction to interest expense. These deferred gains relate to hedging relationships that have been previously terminated and are reclassified into earnings over the remaining life of the hedged items.
Note 18 - Variable Interest Entities
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
Consolidated Variable Interest Entities
Rabbi Trusts – Synovus has established certain rabbi trusts related to deferred compensation plans offered to its employees. Synovus contributes employee cash compensation deferrals to the trusts and directs the underlying investments made by the trusts. The assets of these trusts are available to Synovus creditors only in the event that Synovus becomes insolvent. These trusts are considered VIEs because either there is no equity at risk in the trusts or because Synovus provided the equity interest to its employees in exchange for services rendered. While the employees have the ability to direct their funds within the trusts, Synovus is considered the primary beneficiary of the rabbi trusts as it has the ability to direct the underlying investments made by the trusts as well as make funding decisions related to the trusts, the activities that most significantly impact the economic performance of the rabbi trusts. Synovus includes the assets of the rabbi trusts as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. At December 31, 2013 and 2012, the aggregate amount of rabbi trust assets and benefit obligation was $11.2 million and $10.0 million, respectively.
Non-consolidated Variable Interest Entities
Low Income Housing Tax Credit Partnerships – Synovus and its subsidiary bank, Synovus Bank, make equity investments as a limited partner in various partnerships which are engaged in the development and operation of affordable multi-family housing utilizing the LIHTC pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to earn a return on the investment and to support community reinvestment initiatives of Synovus’ subsidiary bank. The activities of these LIHTC partnerships are limited to development and operation of multi-family housing that is leased to qualifying residential tenants. These partnerships are generally located in southeastern communities where Synovus has a banking presence and are considered VIEs because Synovus, as the holder of an equity investment at risk, does not have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus provides construction lending for certain of the LIHTC partnerships in which it also has an equity investment. Synovus is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At December 31, 2013 and 2012, the aggregate carrying value of Synovus’ investments in LIHTC partnerships was $8.5 million and $10.6 million, respectively, and the cumulative amount of equity investments was $28.8 million in both 2013 and 2012. Synovus uses the equity method of accounting for these investments which are included as a component of other assets on Synovus’ consolidated balance sheet. At December 31, 2013 and 2012, Synovus had fully funded all commitments and had no further commitments to fund equity investments in LIHTC partnerships.
Historic Rehabilitation Partnerships – Synovus Bank makes equity investments as a limited partner in various partnerships which are engaged in the preservation, renovation, and rehabilitation of historic structures and the subsequent operation of those structures as commercial properties or multi-family housing. Tax credit incentives are awarded based on a percentage of certified rehabilitation costs under Section 1.48-112 of the Internal Revenue Code. The purpose of these investments is to earn a suitable return on the investment and to support community reinvestment initiatives of Synovus Bank. The activities of these historic rehabilitation partnerships are limited to preservation and rehabilitation of historic structures, and operation of those structures for leasing to commercial or residential tenants. These partnerships are generally located in southeastern communities where Synovus Bank has a banking presence and are considered VIEs because Synovus Bank, as the holder of an equity investment at risk, does not have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus Bank provides construction lending for certain of the partnerships in which it also has an equity investment. Synovus Bank is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan, but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At December 31, 2013 and 2012, the aggregate carrying value of Synovus’ investments in historic rehabilitation partnerships was zero and $350 thousand, respectively, and the cumulative amount of equity investments was $951 thousand and $8.0 million, respectively. Synovus uses the equity method of accounting for these investments which are included as a component of other assets on Synovus’ consolidated balance sheet. At December 31, 2013, Synovus had fully funded all commitments and had no further commitment to fund equity investments in historic rehabilitation tax credit partnerships.
Certain Commercial Loans – For certain troubled commercial loans, Synovus restructures the terms of the borrower’s debt in an effort to increase the probability of receipt of amounts contractually due. A troubled debt restructuring generally requires consideration of whether the borrowing entity is a VIE as economic events may have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As Synovus does not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ operations, it is not considered the primary beneficiary, even in situations where, based on the size of the financing provided, Synovus is exposed to potentially significant benefits and losses of the borrowing entity. Synovus has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt that allows for preparation of the underlying collateral for sale and the borrowing entity is considered a VIE.
Note 19 - Visa Shares and Related Agreements
Synovus is a member of the Visa USA network and received shares of Visa Class B common stock in exchange for its membership interest in Visa USA in conjunction with the Visa IPO in 2008. Visa members have indemnification obligations with respect to the Covered Litigation. Visa Class B shares are subject to certain restrictions until settlement of the Covered Litigation. As of December 31, 2013, all of the Covered Litigation had not been settled. Visa has established a litigation escrow to fund settlement of the Covered Litigation. The litigation escrow is funded by proceeds from Visa's conversion of Class B shares to Class A shares.
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
In November 2009, Synovus sold its remaining Visa Class B shares to another Visa USA member financial institution for $51.9 million and recognized a gain on sale of $51.9 million. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The fair value of the derivative contract was $2.7 million and $3.0 million, at December

31, 2013 and 2012. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract.
Synovus paid settlements of approximately $9.9 million and $888 thousand to the derivative counterparty in connection with conversion rate changes in February 2012 and August 2012, respectively. The conversion rate changed each of these times in connection with Visa's deposit of funds to the litigation escrow. For the year ended December 31, 2013 and 2012, Synovus recognized indemnification charges of $1.6 million and $6.3 million, respectively.
On July 13, 2012, Visa announced that it had signed a memorandum of understanding with the class plaintiffs in the multi-district interchange litigation (MDL 1720), which obligated the parties to enter into a settlement agreement, and on October 19, 2012, Visa announced that a settlement agreement had been executed to resolve class plaintiff's claims. Among other things, the settlement agreement provides for settlement payments of approximately $6.6 billion, of which Visa's share will be approximately $4.4 billion, and further provides for distribution to class merchants of an amount equal to ten basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to card issuers and which effectively reduces credit interchange for that period of time. The eight month period began on July 29, 2013. Under the settlement agreement, class plaintiffs may opt out of the damages portion of the class settlement, and then are entitled to receive no more than 25% of the original cash payments made into the settlement fund, based on the percentage of payment card sales volume for a defined period attributable to merchants who opted out. The class administration has reported that approximately 8,000 requests to opt out of the settlement were received, some of which involved multiple merchants. A number of opt-out cases have been filed. Any of these opt-out cases which the court transfers to, or otherwise includes in, MDL 1720 will be Covered Litigation for the purposes of Visa's retrospective responsibility plan.
Management believes that the estimate of Synovus' exposure to the Visa indemnification and fees associated with the Visa Derivative is adequate based on current information, including Visa's recent announcements and disclosures. However, future developments in the litigation could require potentially significant changes to Synovus' estimate.
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
Unfunded lending commitments and letters of credit at December 31, 2013 are presented below.

(in thousands)
Letters of credit*	$155,494
Commitments to fund commercial real estate, construction, and land development loans	1,341,994
Unused credit card lines	922,358
Commitments under home equity lines of credit	896,817
Commitments to fund commercial and industrial loans	3,290,598
Other loan commitments	140,128
Total unfunded lending commitments and letters of credit	$6,747,389

*Represents the contractual amount net of risk participations of $116 million.

Lease Commitments
Synovus and its subsidiaries have entered into long-term operating leases for various facilities and equipment. Management expects that as these leases expire they will be renewed or replaced by similar leases based on need.
At December 31, 2013, minimum rental commitments under all such non-cancelable leases for the next five years and thereafter are presented below.

(in thousands)
2014	$23,776
2015	22,581
2016	21,626
2017	20,147
2018	18,476
Thereafter	191,657
Total	$298,263

Rental expense on facilities was $31.5 million, $32.1 million, and $31.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Repurchase Obligations for Mortgage Loans Originated for Sale
The majority of mortgage loans originated by Synovus are sold to third-party purchasers on a servicing released basis, without recourse, or continuing involvement (Synovus does not retain the servicing rights). These loans are originated and underwritten internally by Synovus personnel and are primarily to borrowers in Synovus’ geographic market footprint. These sales are typically effected as non-recourse loan sales to GSEs and non-GSE purchasers.
Each GSE and non-GSE purchaser has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. The purchase agreements require Synovus to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that loans sold were in breach of these representations or warranties, Synovus has obligations to either repurchase the loan at the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan.
To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. From January 1, 2005 through December 31, 2013, Synovus Mortgage originated and sold approximately $7.9 billion of first lien GSE eligible mortgage loans and approximately $3.4 billion of first and second lien non-GSE eligible mortgage loans. The total expense pertaining to losses from repurchases of mortgage loans previously sold, including amounts accrued in accordance with ASC 450, was $1.7 million, $6.7 million, and $4.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. The total accrued liability related to mortgage repurchase claims was $4.1 million and $5.2 million, at December 31, 2013 and 2012, respectively.
Mortgage Loan Foreclosure Practices
At December 31, 2013 and December 31, 2012, Synovus had $3.11 billion and $2.95 billion, respectively of home equity and consumer mortgage loans which are secured by first and second liens on residential properties. Of this amount, approximately $992 million and $922 million, respectively, consists of mortgages relating to properties in Florida and South Carolina which are states in which foreclosures proceed through the courts. To date, foreclosure activity in the home equity and consumer mortgage loan portfolio has been low. Any foreclosures on these loans are handled by designated Synovus personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Based on information currently available, management believes that it does not have significant exposure to faulty foreclosure practices.
Note 21 - Legal Proceedings
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of December 31, 2013 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.

In addition, where Synovus determines that there is a reasonable possibility of a loss in respect of legal matters, including those legal matters described below, Synovus considers whether it is able to estimate the total reasonably possible loss or range of loss. An event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely.” An event is “remote” if “the chance of the event or future event occurring is more than slight but less than reasonably possible." In many situations, Synovus may be unable to estimate reasonably possible losses due to the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. For those legal matters where Synovus is able to estimate a range of reasonably possible losses, management currently estimates the aggregate range from our outstanding litigation, including, without limitation, the matters described below, is from zero to $25 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be higher. As there are further developments in these legal matters, Synovus will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations for any particular period.
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
Securities Class Action
On July 7, 2009, the City of Pompano Beach General Employees' Retirement System filed suit against Synovus, and certain of Synovus' current and former officers, in the United States District Court, Northern District of Georgia (Civil Action File No. 1:09-CV-1811) (the “Securities Class Action”); and on June 11, 2010, Lead Plaintiffs, the Labourers' Pension Fund of Central and Eastern Canada and the Sheet Metal Workers' National Pension Fund, filed an amended complaint alleging that Synovus and the named individual defendants misrepresented or failed to disclose material facts that artificially inflated Synovus' stock price in violation of the federal securities laws. Lead Plaintiffs' allegations are based on purported exposure to Synovus' lending relationship with the Sea Island Company and the impact of such alleged exposure on Synovus' financial condition. Lead Plaintiffs in the Securities Class Action seek damages in an unspecified amount. On May 19, 2011, the Court ruled that the amended complaint failed to satisfy the mandatory pleading requirements of the Private Securities Litigation Reform Act. The Court also ruled that Lead Plaintiffs would be allowed the opportunity to submit a further amended complaint. Lead Plaintiffs served their second amended complaint on June 27, 2011. Defendants filed a Motion to Dismiss that complaint on July 27, 2011. On March 22, 2012, the Court granted in part and denied in part that Motion to Dismiss. On April 19, 2012, the Defendants filed a motion requesting that the Court reconsider its March 22, 2012 order. On September 26, 2012, the Court issued a written order denying the Motion for Reconsideration. Defendants filed their answer to the second amended complaint on May 21, 2012. On March 7, 2013, the Court granted Lead Plaintiffs' motion for class certification. On May 23, 2013, the 11th Circuit Court of Appeals granted Defendants permission to appeal the District Court’s certification of the class. On October 4, 2013, the Lead Plaintiffs and the Defendants reached a settlement-in-principle to settle the Securities Class Action. Under the settlement-in-principle, the Defendants shall cause to be paid $11.8 million (the “Securities Class Action Settlement Payment”) in exchange for broad releases, dismissal with prejudice of the Securities Class Action and other material and customary terms and conditions.  Synovus expects that, subject to execution of an appropriate release of the Defendants’ insurance carriers and other customary acknowledgments by the Defendants, the Securities Class Action Settlement Payment will be fully covered by insurance. There can be no assurance that the settlement-in-principle will be approved by the District Court. In the event the settlement-in-principle of the Securities Class Action is not approved by the District Court and finally settled, Synovus and the individually named defendants collectively intend to vigorously defend themselves against the Securities Class Action.
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
Assertion of Overdraft Fees as Interest Litigation
Synovus Bank was also named as a defendant in a putative state-wide class action in which the plaintiffs allege that overdraft fees charged to customers constitute interest and, as such, are usurious under Georgia law. The case, Griner et. al. v. Synovus Bank, et. al. was filed in Gwinnett County State Court (State of Georgia) on July 30, 2010, and asserts claims for usury, conversion and money had and received for alleged injuries suffered by the plaintiffs as a result of Synovus Bank's assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards used to access customer accounts. Plaintiffs contend that such overdraft charges constitute interest and are therefore subject to Georgia usury laws. Synovus Bank contends that such overdraft charges constitute non-interest fees and charges under both federal and Georgia law and are otherwise exempt from Georgia usury limits. On September 1, 2010, Synovus Bank removed the case to the United States District Court for the Northern District of Georgia, Atlanta Division. The plaintiffs filed a motion to remand the case to state court. On July 22, 2011, the federal court entered an order granting plaintiffs' motion to remand the case to the Gwinnett County State Court. Synovus Bank subsequently filed a motion to dismiss. On February 22, 2012, the state court entered an order denying the motion to dismiss. On March 1, 2012, the state court signed and entered a certificate of immediate review thereby permitting Synovus Bank to petition the Georgia Court of Appeals for a discretionary appeal of the denial of the motion to dismiss. On March 12, 2012, Synovus Bank filed its application for interlocutory appeal with the Georgia Court of Appeals. On April 3, 2012, the Georgia Court of Appeals granted Synovus Bank's application for interlocutory appeal of the state court's order denying Synovus Bank's motion to dismiss. On April 11, 2012, Synovus Bank filed its notice of appeal. Oral arguments were heard in the case on September 19, 2012. On March 28, 2013, the Georgia Court of Appeals entered an order affirming the denial of Synovus Bank's motion to dismiss and remanding the case back to the State Court of Gwinnett County for further proceedings. On April 8, 2013, Synovus Bank filed a motion requesting that the Court of Appeals reconsider its March 28, 2013 order. On April 11, 2013, the Court of Appeals entered an order denying Synovus Bank's motion for reconsideration.  On April 19, 2013, Synovus Bank filed a notice of its intent to petition the Supreme Court of Georgia for a writ of certiorari.  On May 1, 2013, Synovus Bank filed a petition for writ of certiorari with the Supreme Court of Georgia.  On October 7, 2013, the Supreme Court of Georgia accepted certiorari and vacated the March 28, 2013 order of the Georgia Court of Appeals instanter with direction that the Court of Appeals remand the case to the trial court for further consideration in light of the effect, if any, of the July 3, 2013 Declaratory Order issued by the Georgia Department of Banking and Finance, which declares that to provide parity with national banks, overdraft fees imposed by state-chartered banks in connection with deposit accounts are not subject to Georgia’s usury laws. The trial court held a hearing for consideration of this issue on November 21, 2013, and a decision is pending.
On February 3, 2014, the Gwinnett County State Court (State of Georgia) issued an order preliminarily approving the proposed settlement (the “Griner Settlement”) by and among Synovus Financial Corp. and Synovus Bank (collectively referred to herein as “Synovus”), and the plaintiffs in the Griner case. Under the terms of the Griner Settlement, Synovus has agreed to (1) establish a fund to pay eligible class member claims and (2) pay an agreed-upon amount of fees to counsel for the plaintiffs in the Griner Overdraft Litigation. In exchange, each purported class member in the Overdraft Litigation will give Synovus a full and final general release of all claims alleged or that could be alleged in the Overdraft Litigation.
Note 22 - Employment Expenses and Benefit Plans
For the year ended December 31, 2013, Synovus provided a 100% matching contribution on the first 4% of eligible employee 401(k) contributions for a total annual contribution of $9.1 million. For the years ended December 31, 2012 and 2011, Synovus did not make contributions to the 401(k) plan. Prior to 2013, Synovus had three separate non-contributory retirement and benefit plans consisting of money purchase pension, profit sharing, and 401(k) plans; these plans covered all eligible employees. Annual discretionary contributions to these plans were previously set each year by the CEO, but could not exceed amounts allowable as a deduction for federal income tax purposes. Effective January 1, 2013, Synovus made changes to the 401(k) plan and froze the money purchase pension plan; the money purchase pension plan was merged into the profit sharing plan on July 1, 2013. Synovus made an aggregate contribution for eligible employees to the money purchase pension plan of 3.0% of eligible salaries for the year ended December 31, 2012 and 3.0% of eligible salaries for the year ended December 31, 2011. The expense recorded for the years ended 2012 and 2011 was approximately $7.1 million and $7.4 million, respectively. For the years ended December 31, 2013, 2012, and 2011, Synovus did not make contributions to the profit sharing plan.
For the year ended December 31, 2013, Synovus had a stock purchase plan for directors and employees whereby Synovus made contributions equal to 15% of every $1 of employee and director voluntary contributions according to the years of service schedule, subject to certain maximum contribution limitations. Prior to 2013, Synovus made contributions equal to one-half of employee and director investments. The funds are used to purchase outstanding shares of Synovus Common Stock. Synovus recorded as expense $955 thousand, $4.1 million, and $4.6 million for contributions to these plans in 2013, 2012, and 2011, respectively.

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
Note 23 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. On April 25, 2013, the Synovus shareholders approved the 2013 Omnibus Plan, replacing the 2007 Omnibus Plan. The 2013 Omnibus Plan authorizes 60,000,000 common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units) count as 2 share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. At December 31, 2013, Synovus had a total of 57,126,291 shares of its authorized but unissued Common Stock reserved for future grants under the 2013 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, non-vested shares, and restricted share units. The grants generally include vesting periods ranging from two to five years and contractual terms of ten years. Stock options are granted at exercise prices which equal the fair market value of a share of common stock on the grant-date. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
During 2013, Synovus granted 1,488,620 restricted share units to key employees and non-employee directors. Synovus also granted 283,584 market restricted share units to senior management during 2013. The restricted share units and the market restricted share units contain a service-based vesting period of three years with most awards vesting pro-rata over three years and some awards vesting at the end of three years. The weighted average grant-date fair value of the awarded restricted share units and market restricted share units was $2.80 and $3.49, respectively. During 2013, Synovus also granted 6,003,250 stock options with a weighted average exercise price of $2.52 and service-based vesting pro-rata over three years. During 2012, Synovus awarded an aggregate amount of 3,330,293 restricted share units. The majority of the awards contain a service-based vesting period of three years with some awards vesting at the end of three years and some awards vesting pro-rata over three years. The weighted average grant-date fair value of the awarded restricted share units in 2012 was $2.07 per share. During 2012, Synovus also granted 4,586,666 stock options with a weighted average exercise price of $2.05 and service-based vesting pro-rata over three years. During 2011, Synovus granted 3,815,942 restricted share units with a weighted average grant-date fair value of $2.65 and a service-based vesting period of two years.
Share-based Compensation Expense
Synovus’ share-based compensation costs associated with employee grants are recorded as a component of salaries and other personnel expense in the consolidated statements of income. Share-based compensation costs associated with grants made to non-employee directors of Synovus are recorded as a component of other operating expenses. Share-based compensation expense for service-based awards is recognized net of estimated forfeitures for plan participants on a straight-line basis over the vesting period. Total share-based compensation expense was $7.5 million, $9.4 million, and $6.0 million for 2013, 2012, and 2011, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $2.9 million for 2013 and $3.6 million for 2012. No income tax benefit was recognized in the consolidated statements of income for share-based compensation arrangements for 2011. No share-based compensation costs have been capitalized for the years ended December 31, 2013, 2012, and 2011.
As of December 31, 2013, unrecognized compensation cost related to the unvested portion of share-based compensation arrangements involving shares of Synovus stock was approximately $12.4 million.
Stock Options
The fair value of stock option grants used in measuring compensation expense was determined using the Black-Scholes option pricing model with the following weighted-average assumptions.

	2013	2012	2011
Risk-free interest rate	1.11%	1.23%	NA
Expected stock price volatility	50.0	65.0	NA
Dividend yield	1.6	2.0	NA
Expected life of options	6.0 years	6.0 years	NA

The expected volatility for awards granted in 2013 was based on Synovus' historical and implied volatility. The expected volatility for awards granted in 2012 was based on Synovus’ historical stock price volatility. The expected life for stock options granted during 2013 and 2012 was calculated using the “simplified” method as prescribed by SAB No. 110. The weighted average grant-date fair value of stock options granted in 2013 and 2012 was $1.03.
A summary of stock option activity and changes during the years ended December 31, 2013, 2012, and 2011 is presented below.

Stock Options
	2013		2012		2011
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	19,289,705	$8.40	17,886,318	$10.63	21,723,381	$10.81
Options granted	6,003,250	2.52	4,586,666	2.05	—	—
Options exercised	(455,767)	2.47	—	—	—	—
Options forfeited	(364,075)	2.35	(174,842)	2.38	(471,386)	10.72
Options expired	(1,932,345)	8.98	(3,008,437)	12.36	(3,365,677)	11.75
Options outstanding at end of year	22,540,768	$7.00	19,289,705	$8.40	17,886,318	$10.63
Options exercisable at end of year	13,994,362	$9.82	13,296,595	$10.94	14,365,773	$12.06

The aggregate intrinsic value for outstanding stock options at December 31, 2013 was $14.9 million and the aggregate intrinsic value for options exercisable at December 31, 2013 was $4.4 million. As of December 31, 2013, the weighted average remaining contractual life was 5.37 years for options outstanding and 3.26 years for options exercisable.
The intrinsic value of stock options exercised during the year ended December 31, 2013 was $367 thousand. The total grant date fair value of stock options vested during 2013, 2012, and 2011 was $4.3 million, $2.9 million, and $1.5 million, respectively. At December 31, 2013, total unrecognized compensation cost related to non-vested stock options was approximately $5.6 million. This cost is expected to be recognized over a weighted-average remaining period of 1.43 years.
Restricted Share Units and Market Restricted Share Units
Compensation expense is measured based on the grant date fair value of restricted share units and market restricted share units. The fair value of restricted share units is equal to the market price of Common Stock on the grant date. The fair value of market restricted share units granted during 2013 was estimated on the date of grant using a Monte Carlo simulation model with the following assumptions: risk-free interest rate of 0.63%, expected stock price volatility of 40%, dividend yield of 1.19%, and a simulation period of 3 years. The expected volatility was based on Synovus' historical and implied volatility. The Monte Carlo model estimates fair value based on 100,000 simulations of future share price using a stochastic model of stock price behavior. The weighted-average grant-date fair value of restricted share units granted during 2013 was $2.80 and the grant date fair value of the market restricted share units granted during 2013 was $3.49. The weighted-average grant-date fair value of restricted share units granted during 2012 was $2.07 and the weighted-average grant date fair value of restricted share units granted during 2011 was $2.65. The total fair value of restricted share units vested during 2013, 2012, and 2011 was $9.8 million, $3.5 million, and $356 thousand, respectively. The total fair value of restricted share units vested during 2013 of $9.8 million included $5.0 million from restricted share units that vested upon repayment of Synovus' Series A Preferred Stock on July 26, 2013.
Synovus granted 283,584 market restricted share units to senior management during the year ended December 31, 2013 with a grant date fair value of $3.49. The number of market restricted share units that will ultimately vest ranges from 75% to 125% of target based on Synovus' total shareholder return. At December 31, 2013, total unrecognized compensation cost related to market restricted share units was approximately $990 thousand with a weighted average remaining period of 1.50 years.
A summary of restricted share units outstanding and changes during the years ended December 31, 2013, 2012, and 2011 is presented below (excluding market restricted share units described above).

Restricted Share Units	Share Units	Weighted-Average Grant-date Fair Value
Outstanding at January 1, 2011	880,401	$3.05
Granted	3,815,942	2.65
Dividend equivalents granted	86,494	1.64
Vested	(25,534)	6.15
Forfeited	(229,328)	2.91
Outstanding at December 31, 2011	4,527,975	2.67
Granted	3,330,293	2.07
Dividend equivalents granted	112,616	2.19
Vested	(1,314,063)	2.70
Forfeited	(213,842)	2.49
Outstanding at December 31, 2012	6,442,979	2.35
Granted	1,488,620	2.80
Dividend equivalents granted	74,820	3.00
Vested	(3,816,081)	2.56
Forfeited	(118,599)	2.07
Outstanding at December 31, 2013	4,071,739	$2.34

As of December 31, 2013, total unrecognized compensation cost related to the foregoing restricted share units was approximately $5.8 million. This cost is expected to be recognized over a weighted-average remaining period of 1.54 years.
During 2013 and 2012, Synovus also granted 490,102 and 770,573, respectively, salary stock units to senior management, which vested and were expensed immediately upon grant. Compensation expense is initially determined based on the number of salary stock units granted and the market price of Common Stock at the grant date. Subsequent to the grant date, compensation expense is recorded for changes in Common Stock market price. The total fair value of salary stock units granted during 2013 and 2012 was $1.8 million and $1.9 million, respectively. Additionally, Synovus recorded compensation expense of $200 thousand during 2013 related to salary stock units granted during 2012 that were settled on February 15, 2013. The salary stock units granted during 2013 are classified as liabilities and were settled in cash on January 15, 2014.
Cash received from option exercises of Common Stock for the year ended December 31, 2013 was $1.0 million. Cash paid for taxes due on vesting of employee restricted share units where restricted share units were withhold to cover taxes was $3.6 million for the year ended December 31, 2013.
During 2013, Synovus recognized a net tax benefit of $317 thousand associated with vesting of restricted share units and expired stock options to additional paid-in capital within shareholders' equity. During 2012, Synovus recognized a tax deficiency of $715 thousand associated with vesting of restricted share units and expired stock options to additional paid-in capital within shareholders' equity. During 2011, Synovus recorded a tax deficiency of $677 thousand associated with vesting of non-vested shares and restricted share units and expired stock options to the deferred tax asset valuation allowance. Synovus' future stock price will determine if a tax benefit is realized on outstanding stock options. If a tax benefit is not realized on outstanding stock options then the deferred tax asset associated with the outstanding stock options will be reduced with a corresponding tax deficiency recorded to additional paid-in capital.

The following table provides aggregate information regarding grants under all Synovus equity compensation plans through December 31, 2013.

Plan Category(1)	(a) Number of securities to be issued upon vesting of restricted share units	(b) Number of securities to be issued upon exercise of outstanding options	(c) Weighted-average exercise price of outstanding options in column (b)	(d) Number of shares remaining available for issuance excluding shares reflected in columns (a) and (b)
Shareholder approved equity compensation plans for shares of Synovus stock	4,071,739	22,437,168	$6.96	57,126,291	(2)
Non-shareholder approved equity compensation plans	—	—	—	—
Total	4,071,739	22,437,168	$6.96	57,126,291

(1) Does not include information for equity compensation plans assumed by Synovus in mergers. A total of 103,600 shares of Common Stock were issuable upon exercise of options granted under plans assumed in mergers and outstanding at December 31, 2013. The weighted average exercise price of all options granted under plans assumed in mergers and outstanding at December 31, 2013 was $8.53. Synovus cannot grant additional awards under these assumed plans.
(2) Includes 57,126,291 shares available for future grants as share awards under the 2013 Omnibus Plan.
Note 24 - Income Taxes
The components of income tax (benefit) expense from continuing operations for the years ended December 31, 2013, 2012, and 2011 are presented below:

(in thousands)	2013	2012	2011
Current
Federal	$5,460	2,831	(99)
State	(2,630)	(6,885)	1,768
Total current income tax expense (benefit)	2,830	(4,054)	1,669
Deferred
Federal	78,870	(666,242)	535
State	11,545	(128,436)	(892)
Total deferred income tax expense (benefit)	90,415	(794,678)	(357)
Total income tax expense (benefit)	$93,245	(798,732)	1,312

Income tax expense (benefit) does not reflect the tax effects of unrealized gains (losses) on investment securities available for sale, unrealized gains (losses) on cash flow hedges, and amortization of post-retirement unfunded health benefits. This information is presented in the Consolidated Statements of Comprehensive Income (Loss).
Income tax effects for items that were charged or credited directly to shareholders' equity consisted of an increase of $317 thousand and a decrease of $715 thousand for the years ended December 31, 2013 and 2012, respectively, relating to share-based compensation transactions. There were no such items for 2011.
Income tax expense (benefit) as shown in the Consolidated Statements of Income differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes. A reconciliation of the differences for the years ended December 31, 2013, 2012 and 2011 is shown below:

	Years Ended December 31,
(in thousands)	2013	2012	2011
Income tax expense (benefit) at statutory federal income tax rate	$88,420	11,017	(20,836)
Increase (decrease) resulting from:
State income tax expense (benefit), net of federal income tax effect	9,877	(3,935)	(3,084)
Tax-exempt income	(1,407)	(2,026)	(2,316)
Tax credits	(1,473)	(1,558)	(1,461)
Cash surrender value of life insurance	(2,932)	(2,907)	(2,911)
Change in valuation allowance, federal and state	(4,083)	(802,771)	31,844
Other, net	4,842	3,448	76
Total income tax expense (benefit)	$93,245	(798,732)	1,312

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at December 31, 2013 and 2012 are presented below.

(in thousands)	2013	2012
Deferred tax assets
Net operating loss carryforwards	$510,350	590,938
Allowance for loan losses	136,510	179,916
Tax credit carryforwards	45,767	44,563
Deferred revenue	15,474	12,253
Share-based compensation	12,414	13,303
Net unrealized losses on investment securities available for sale	9,776	—
Other	48,852	27,990
Total gross deferred tax assets	779,143	868,963
Less valuation allowance	(14,575)	(18,658)
Total deferred tax assets	764,568	850,305
Deferred tax liabilities
Excess tax over financial statement depreciation	(8,210)	(13,945)
Ownership interest in partnership	(5,961)	(2,721)
Net unrealized gains on investment securities available for sale	—	(19,051)
Other	(5,751)	(8,182)
Total gross deferred tax liabilities	(19,922)	(43,899)
Net deferred tax asset	$744,646	806,406

The net decrease in the valuation allowance for the years ended December 31, 2013 and 2012 was $4.1 million and $802.8 million, respectively. The net decrease in the valuation allowance for the year ended December 31, 2013 is due to the Company's election to file, in one of its states of operation, a consolidated state income tax return. The net addition to the valuation allowance for the year ended December 31, 2011 was $31.8 million.
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
At December 31, 2012, the Company remained in a three-year cumulative loss position, which represented significant negative evidence. However, based on the assessment of all the positive and negative evidence, management concluded that it was more likely than not that $806.4 million of the net deferred tax assets would be realized based upon future taxable income, and therefore reversed $802.8 million of the valuation allowance. The valuation allowance of $18.7 million at December 31, 2012 was related to specific state income tax credits and specific state NOL carryforwards that have various expiration dates through the tax year 2018 and 2027, respectively, and were expected to expire before they could be utilized.
The positive evidence at December 31, 2012 included the Company's significantly improved credit risk profile, the continued improving trends in credit quality, continued profitability in recent quarters, credit risk policy enhancements which reduce exposure to credit risk through concentration limits by loan type, exposure limits to single borrowers, among others, record of long-term positive earnings prior to the most recent economic downturn, the Company's strong capital position, as well as sufficient amounts of projected future taxable income, of the appropriate character, to support the realization of $806.4 million of the Company's net deferred tax asset at December 31, 2012.
At December 31, 2013, the Company is no longer in a three-year cumulative loss position; accordingly, it no longer has this negative evidence to consider when evaluating the realization of its deferred tax assets. Positive evidence supporting the realization of the Company’s deferred tax assets at December 31, 2013 includes an increase in taxable income in 2013 vs. 2012, continued improvement in credit quality, an additional year under the enhanced credit risk policy which reduces exposure to credit risk through concentration limits by loan type, exposure limits to single borrowers, among others, record of long-term positive earnings prior to the most recent economic downturn, the Company’s strong capital position, as well as sufficient amounts of projected future taxable income, of the appropriate character, to support the realization of $744.6 million of the Company’s net deferred tax asset at December 31, 2013. The Company expects to realize its net deferred tax asset of $744.6 million at December 31, 2013 through the reversal of existing taxable temporary differences and projected future taxable income. The valuation allowance of

$14.6 million at December 31, 2013 relates to specific state income tax credits that have various expiration dates through the tax year 2023, and are expected to expire before they can be realized.
Synovus expects to realize substantially all of the $744.6 million in net deferred tax assets well in advance of the statutory carryforward period. At December 31, 2013, $203.0 million of existing deferred tax assets are not related to net operating losses or credits and therefore, have no expiration dates. $445.7 million of the remaining deferred tax assets relate to federal net operating losses which expire in years beginning in 2028 through 2032. Additionally, $64.7 million of the deferred tax assets relate to state net operating losses which will expire in installments annually through the tax year 2033. Tax credit carryforwards at December 31, 2013 include federal alternative minimum tax credits totaling $21.3 million which have an unlimited carryforward period. Other federal and state tax credits at December 31, 2013 total $24.5 million and have expiration dates through the tax year 2033.
Federal and state NOL and tax credit carryforwards as of December 31, 2013 are summarized in the following table.

Tax Carryforwards	As of December 31, 2013
(in thousands)	Expiration Dates	Deferred Tax Asset Balance	Valuation Allowance	Net Deferred Tax Asset Balance
Net operating losses - federal	2028-2032	$445,675	—	445,675
General business credits - federal	2028-2033	9,297	—	9,297
Net operating losses - states	2013-2017	37	—	37
Net operating losses - states	2018-2022	—	—	—
Net operating losses - states	2023-2027	4,074	—	4,074
Net operating losses - states	2028-2033	60,563	—	60,563
Other credits - states	2014-2017	12,307	(11,752)	555
Other credits - states	2018-2023	2,899	(2,823)	76
Alternative minimum tax credits - federal	None	$21,264	—	21,264

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at December 31, 2013 that it is more likely than not that the net deferred tax assets of $744.6 million will be realized is based upon management's estimate of future taxable income. Management's estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable, although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on Synovus' financial condition and results of operations.
Synovus is subject to income taxation in the United States and various state jurisdictions. Synovus' federal income tax return is filed on a consolidated basis, while state income tax returns are filed on both a consolidated and separate entity basis. Currently, there are no years for which Synovus filed a federal income tax return that are under examination by the IRS; likewise, the Company is not currently subject to any state income tax examinations. Synovus is no longer subject to income tax examinations by the IRS for years before 2009, and excluding certain limited exceptions, Synovus is no longer subject to income tax examinations by state and local income tax authorities for years before 2009. Although Synovus is unable to determine the ultimate outcome of current and future examinations, Synovus believes that the liability recorded for uncertain tax positions is adequate.
A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (unrecognized state income tax benefits are not adjusted for the federal income tax impact).

	Years Ended December 31,
(in thousands)	2013	2012
Balance at January 1,	$1,120	5,985
Additions based on income tax positions related to current year	—	227
Additions for income tax positions of prior years	224	175
Deductions for income tax positions of prior years	(238)	(2,774)
Statute of limitation expirations	(194)	(1,068)
Settlements	—	(1,425)
Balance at December 31,	$912	1,120

Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense (benefit). Accrued interest and penalties on unrecognized income tax benefits totaled $163 thousand and $109 thousand as of January 1 and December 31, 2013, respectively. Unrecognized income tax benefits as of January 1 and December 31, 2013 that, if recognized, would affect the effective income tax rate totaled $834 thousand and $663 thousand (net of the federal benefit on state income tax issues), respectively, which includes interest and penalties of $106 thousand and $71 thousand, respectively. Synovus expects that $162 thousand of uncertain income tax positions will be either settled or resolved during the next twelve months.
Note 25 - Condensed Financial Information of Synovus Financial Corp. (Parent Company only)

Condensed Balance Sheets
	December 31,
(in thousands)	2013	2012
Assets
Cash due from bank subsidiary	$194,175	360,426
Funds due from other depository institutions(1)	21,712	21,712
Investment in consolidated bank subsidiary, at equity	3,220,000	3,728,704
Net accumulated deficit in consolidated nonbank subsidiaries, at equity(2)	(237,355)	(208,183)
Notes receivable from nonbank subsidiaries	438,168	443,935
Other assets	129,781	104,848
Total assets	$3,766,481	4,451,442
Liabilities and Shareholders' Equity
Liabilities:
Long-term debt	$765,307	841,667
Other liabilities	52,189	40,344
Total liabilities	817,496	882,011
Shareholders’ equity:
Series A Preferred Stock	—	957,327
Series C Preferred Stock	125,862	—
Common stock	978,045	792,273
Additional paid-in capital	2,138,024	2,189,874
Treasury stock	(114,176)	(114,176)
Accumulated other comprehensive (loss) income	(41,258)	4,101
Accumulated deficit	(137,512)	(259,968)
Total shareholders’ equity	2,948,985	3,569,431
Total liabilities and shareholders’ equity	$3,766,481	4,451,442

(1) Restricted as to withdrawal.
(2) Includes non-bank subsidiary formed during 2008 that has incurred credit losses, including losses on the disposition of non-performing assets.

Condensed Statements of Income
	Years Ended December 31,
(in thousands)	2013	2012	2011
Income
Cash dividends received from Synovus Bank	$680,000	—	—
Interest income	15,366	18,424	30,057
Other income	(2,374)	11,343	(141)
Total income	692,992	29,767	29,916
Expenses
Interest expense	46,672	47,975	34,767
Other expenses	8,067	16,584	14,177
Total expenses	54,739	64,559	48,944
Income (loss) before income taxes and equity in undistributed income (loss) of subsidiaries	638,253	(34,792)	(19,028)
Allocated income tax benefit	(16,589)	(54,184)	(13,715)
Income (loss) before equity in undistributed income (loss) of subsidiaries	654,842	19,392	(5,313)
Equity in undistributed (loss) income of subsidiaries	(495,459)	810,817	(55,531)
Net income (loss)	159,383	830,209	(60,844)
Net loss attributable to non-controlling interest	—	—	(220)
Net income (loss) available to controlling interest	159,383	830,209	(60,624)
Dividends and accretion of discount on preferred stock	40,830	58,703	58,088
Net income (loss) available to common shareholders	$118,553	771,506	(118,712)

Condensed Statements of Comprehensive Income (Loss)	December 31, 2013			December 31, 2012			December 31, 2011
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income (loss)	$252,628	(93,245)	159,383	31,477	798,732	830,209	(59,532)	(1,312)	(60,844)
Reclassification adjustment for losses(gains) realized in net income on cash flow hedges	447	(173)	274	(1,381)	532	(849)	(11,316)	4,279	(7,037)
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses*								(4,279)	(4,279)
Net unrealized gains (losses) on investment securities available for sale	3,246	(1,250)	1,996	481	(185)	296	(1,225)	471	(754)
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses*								(471)	(471)
Other comprehensive loss of bank subsidiary	(77,460)	29,831	(47,629)	(26,737)	10,298	(16,439)	(23,524)	9,451	(14,073)
Valuation allowance for the change in deferred taxes arising from unrealized gains/losses*								(9,451)	(9,451)
Other comprehensive loss	(73,767)	28,408	(45,359)	(27,637)	10,645	(16,992)	(36,065)	—	(36,065)
Less: comprehensive loss attributable to non-controlling interest	$—	—	—	—	—	—	(220)	—	(220)
Comprehensive income (loss)			$114,024			813,217			(96,689)

*In accordance with ASC 740-20-45-11(b), the deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss).

Condensed Statements of Cash Flows
	Years Ended December 31,
(in thousands)	2013	2012	2011
Operating Activities
Net income (loss) available to controlling interest	$159,383	830,209	(60,624)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	495,459	(810,817)	55,311
Deferred income tax benefit	(11,375)	(48,525)	—
Net increase (decrease) in other liabilities	11,845	23,367	(23,162)
Net (increase) decrease in other assets	(11,238)	(1,255)	(4,780)
Other, net	(2,183)	(6,337)	(6,912)
Net cash provided by (used in) operating activities	641,891	(13,358)	(40,167)
Investing Activities
Net investment from (in) subsidiaries	—	—	10,000
Purchases of investment securities available for sale	—	—	(18,313)
Proceeds from sales of investment securities available for sale	—	—	49,551
Net decrease (increase) in short-term notes receivable from non-bank subsidiaries	5,768	49,865	107,944
Net cash provided by investing activities	5,768	49,865	149,182
Financing Activities
Dividends paid to common and preferred shareholders	(72,898)	(79,856)	(79,813)
Transfer of funds to dividend payment agent	—	(7,853)	—
Principal repayments on long-term debt	(74,178)	(170,801)	(21,701)
Proceeds from issuance of long-term debt	—	292,639	—
Proceeds from issuance of Series C Preferred Stock, net of issuance costs	125,862	—	—
Redemption of Series A Preferred Stock	(967,870)	—	—
Proceeds from issuance of common stock, net of issuance costs	175,174	—	—
Net cash (used in) provided by financing activities	(813,910)	34,129	(101,514)
(Decrease) increase in cash and funds due from banks	(166,251)	70,636	7,501
Cash and funds due from banks at beginning of year	382,138	311,502	304,001
Cash and funds due from banks at end of year	$215,887	382,138	311,502

For the year ended December 31, 2013, the Parent Company paid income taxes of $1.5 million. For the years ended December 31, 2012 and 2011, the Parent Company received income tax refunds, net of income taxes paid, of $7.8 million and $5.1 million, respectively. For the years ended December 31, 2013, 2012 and 2011, the Parent Company paid interest of $49.1 million, $46.5 million, and $40.1 million, respectively.

Note 26 - Subsequent Event
On January 17, 2014, Synovus Bank completed a transaction in which certain assets, including selected loans, and substantially all of the deposits associated with the Memphis, Tennessee, operations of Trust One Bank, a division of Synovus Bank, were sold to IBERIABANK. Synovus sold four office locations, $87.2 million in loans, net, and $191.4 million in deposits.  The first quarter of 2014 consolidated financial statements will reflect a pre-tax gain of approximately $5.5 million relating to this transaction.
Note 27 - Supplemental Financial Data
Components of other non-interest income and other operating expenses in excess of 1% of total interest income and total non-interest income for any of the respective years are as follows:

(in thousands)	Years Ended December 31,
	2013	2012	2011
Other loan expenses	$15,205	$14,731	$19,374
Insurance and bonds	12,503	12,057	12,119
Telephone and communications	12,403	12,505	11,588

Summary of Quarterly Financial Data (Unaudited)
Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2013 and 2012.

	2013
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$233,258	233,852	231,513	230,391
Net interest income	204,331	203,970	202,077	199,814
Provision for loan losses	14,064	6,761	13,077	35,696
Income before income taxes	59,710	73,459	72,906	46,553
Income tax expense	21,130	27,765	27,371	16,979
Net income (1)	38,580	45,694	45,535	29,574
Net income available to common shareholders (1)	$35,850	37,188	30,717	14,798
Basic earnings per common share:
Net income available to common shareholders	$0.04	0.04	0.04	0.02
Diluted earnings per common share:
Net income available to common shareholders	$0.04	0.04	0.03	0.02

	2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$240,000	247,676	253,809	262,654
Net interest income	207,456	212,345	213,356	220,959
Provision for loan losses	146,526	63,572	44,222	66,049
Income (loss) before income taxes	(72,299)	30,514	37,347	35,916
Income tax benefit	(796,339)	(211)	(2,105)	(77)
Net income (2)	724,040	30,725	39,452	35,993
Net income available common shareholders (2)	$709,304	16,030	24,803	21,369
Basic earnings per common share:
Net income available to common shareholders	$0.90	0.02	0.03	0.03
Diluted earnings per common share:
Net income available to common shareholders	$0.78	0.02	0.03	0.02

(1) The fourth quarter of 2013 results include litigation loss contingency expense of $10.0 million
(2) The fourth quarter of 2012 results reflect a $796.3 million income tax benefit due primarily to the reversal of substantially all of the deferred tax asset valuation allowance. For additional discussion of the valuation allowance for deferred tax assets, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 24 - Income Taxes" of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, Synovus' disclosure controls and procedures were effective.
Synovus regularly engages in productivity and efficiency initiatives to streamline operations, reduce expenses, and increase revenue. Additionally, investment in new and updated information technology systems has enhanced information gathering and processing capabilities, and allowed management to operate in a more centralized environment for critical processing and monitoring functions. Management of Synovus is responsible for identifying, documenting, and evaluating the adequacy of the design and operation of the controls implemented during each process change described above. There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, Synovus' internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting. Management of Synovus is responsible for establishing and maintaining effective internal control over financial reporting for Synovus Financial Corp. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Synovus conducted an evaluation of the effectiveness of our internal control over Synovus' financial reporting as of December 31, 2013 based on the framework in “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2013.
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

/s/ Kessel D. Stelling                        /s/ Thomas J. Prescott
Kessel D. Stelling                        Thomas J. Prescott
Chairman of the Board, President and Chief Executive Officer        Executive Vice President and Chief Financial Officer
Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter ended December 31, 2013 covered by this Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Because our Common Stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 1, 2013. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
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
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Income for the Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
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

3.2
Articles of Amendment to the Amended and Restated Articles of Incorporation of Synovus with respect to the Series C Preferred Stock, incorporated by reference to Exhibit 3.1 to Synovus' Current Report of Form 8-K dated July 25, 2013, as filed with the SEC on July 25, 2013.

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

4.2
Specimen stock certificate for Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, incorporated by reference to Exhibit 4.1 of Synovus' Current Report in Form 8-K dated July 25, 2013, as filed with the SEC on July 25, 2013.

4.3
Warrant for purchase of up to 15,510,737 shares of Synovus Common Stock, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

4.4
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

4.5
Amendment No. 1 dated as of September 6, 2011 to Shareholder Rights Plan between Synovus Financial Corp. and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated September 6, 2011, as filed with the SEC on September 6, 2011.

4.6
Amendment No. 2 dated as of April 24, 2013 to Shareholder Rights Plan between Synovus Financial Corp. and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated April 24, 2013, as filed with the SEC on April 24, 2013.

4.7
Indenture, dated as of June 20, 2005, between Synovus Financial Corp. and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus' Registration Statement on Form S-4 (No. 333-126767) filed with the SEC on July 21, 2005.

Exhibit Number	Description

4.8
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

10.5
Amendment No. 1 dated September 6, 2011 to Synovus Financial Corp. 2011 Director Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated September 6, 2011, as filed with the SEC on September 6, 2011.*

10.6
Amendment No. 2 dated February 28, 2013 to Synovus Financial Corp. 2011 Director Stock Purchase, incorporated by reference to Exhibit 10.6 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 1, 2013. *

10.7
Synovus Financial Corp. 2011 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Synovus' Registration Statement on Form S-8 (Registration No. 333-174265), as filed with the SEC on May 17, 2011.*

10.8
Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.*

10.9
Amended and Restated Synovus Financial Corp. Directors' Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of Synovus' Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

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

10.13
1993 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.14 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 28, 1994.*

10.14
1995 Split Dollar Insurance Agreement of Synovus, incorporated by reference to Exhibit 10.15 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 24, 1995.*

10.15
Third Amended and Restated Synovus Financial Corp. Deferred Compensation Plan, incorporated by reference to Exhibit 10.15 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 1, 2013.*`

10.16
Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

10.17	Form of Change of Control Agreement for executive officers.*

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

Exhibit Number	Description

10.20
Form of Stock Option Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated January 18, 2006, as filed with the SEC on January 18, 2006.*

10.21	Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

10.22
Form of Restricted Stock Award Agreement for restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

10.23
Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.3 of Synovus' Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

10.24
Form of Revised Stock Option Agreement for stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.25
Form of Revised Restricted Stock Unit Agreement for restricted stock unit awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.33 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008.*

10.26
Form of Retention Stock Option Agreement for retention stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.27
Form of TARP Restricted Stock Unit Award Agreement for awards to executive officers and the top 20 most highly-compensated employees under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated January 28, 2010, as filed with the SEC on January 29, 2010.*

10.28
Form of Restricted Stock Option Agreement for 2010 stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated January 29, 2010, as filed with the SEC on January 29, 2010.*

10.29
Form of Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated December 11, 2013, as filed with the SEC on December 13, 2013.*

10.30
Form of Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 22, 2014, as filed with the SEC on January 24, 2014.*

10.31
Form of 2014 Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.3 of Synovus' Current Report on Form 8-K dated January 22, 2014, as filed with the SEC on January 24, 2014.*

10.32
Form of TARP Restricted Stock Unit Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

10.33
Form of Restricted Stock Unit Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

10.34
Form of Stock Option Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.3 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

10.35
Form of Director Restricted Stock Unit Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

10.36
Form of Indemnification Agreement for directors and executive officers of Synovus, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated July 26, 2007, as filed with the SEC on July 26, 2007.*

10.37	Summary of Annual Base Salaries of Synovus' Named Executive Officers.*

10.38
Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.2 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2012, as filed with the SEC on May 10, 2012.*

10.39
First Amendment to the Bank of North Georgia Amended and Restated Salary Continuation Agreement dated September 10, 2007, effective as of January 1, 2005, by and between Bank of North Georgia, as successor in interest to Riverside Bank, and Kessel D. Stelling, Jr., incorporated by reference to Exhibit 10.37 of Synovus' Current Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.40
Riverside Bank Split Dollar Agreement dated December 23, 1999, by and between Riverside Bank and Kessel D. Stelling, Jr., incorporated by reference to Exhibit 10.38 of Synovus' Current Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.41
Form of Salary Stock Award Agreement for 2012 and 2013 salary stock unit awards to executive officers under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated March 16, 2012, as filed with the SEC on March 16, 2012.*

10.42
Form of Salary Stock Award Agreement for 2014 salary stock unit awards to executive officers under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on 8-K dated January 22, 2014, as filed with the SEC on January 24, 2014.*

10.43
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2012, as filed with the SEC on May 10, 2012.*

10.44	Synovus Financial Corp. Clawback Policy.*

12.1	Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated July 22, 2010, as filed with the SEC on July 26, 2010.

21.1	Subsidiaries of Synovus Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2013 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Principal Executive Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

99.2	Certification of Principal Financial Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

101	Interactive Data File

*	Indicates management contracts and compensatory plans and arrangements.
(b) Exhibits
See the response to Item 15(a)(3) above.
(c) Financial Statement Schedules
See the response to Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date:	February 28, 2014	By:	/s/ Kessel D. Stelling
Kessel D. Stelling
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

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

Signature	Title	Date

/s/ Kessel D. Stelling	Chairman of the Board, President and Chief Executive Officer and Director	February 28, 2014
Kessel D. Stelling	(Principal Executive Officer)

/s/ Thomas J. Prescott	Executive Vice President and Chief Financial Officer	February 28, 2014
Thomas J. Prescott	(Principal Financial Officer)

/s/ Liliana C. McDaniel	Chief Accounting Officer	February 28, 2014
Liliana C. McDaniel	(Principal Accounting Officer)

/s/ Catherine A. Allen	Director	February 28, 2014
Catherine A. Allen

/s/ Stephen T. Butler	Director	February 28, 2014
Stephen T. Butler

Signature	Title	Date

/s/ Elizabeth W. Camp	Director	February 28, 2014
Elizabeth W. Camp

/s/ T. Michael Goodrich	Director	February 28, 2014
T. Michael Goodrich

/s/ V. Nathaniel Hansford	Director	February 28, 2014
V. Nathaniel Hansford

/s/ Mason H. Lampton	Director	February 28, 2014
Mason H. Lampton

/s/ Jerry W. Nix	Director	February 28, 2014
Jerry W. Nix

/s/ Joseph J. Prochaska, Jr.	Director	February 28, 2014
Joseph J. Prochaska, Jr.

/s/ J. Neal Purcell	Director	February 28, 2014
J. Neal Purcell

/s/ Melvin T. Stith	Director	February 28, 2014
Melvin T. Stith

/s/ Barry L. Storey	Director	February 28, 2014
Barry L. Storey

/s/ Philip W. Tomlinson	Director	February 28, 2014
Philip W. Tomlinson

/s/ James D. Yancey	Director	February 28, 2014
James D. Yancey