Form 10-Q
period 2014-03-31
SYNOVUS FINANCIAL CORP
filed 2014-05-08
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
Commission file number 1-10312

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	April 30, 2014
Common Stock, $1.00 Par Value	972,871,844

SYNOVUS FINANCIAL CORP.
INDEX OF DEFINED TERMS
2013 Notes – Synovus' 4.875% subordinated notes due February 15, 2013
2019 Senior Notes – Synovus' outstanding 7.875% senior notes due February 15, 2019
ALCO – Synovus' Asset Liability Management Committee
Annual Meeting - Synovus' 2014 Annual Shareholders' Meeting
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

i

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
MOU – Memorandum of Understanding
MSA – Metropolitan Statistical Area
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
TBA – to-be-announced securities with respect to mortgage-related securities to be delivered in the future (MBSs and CMOs)
TDR – troubled debt restructuring (as defined in ASC 310-40)

ii

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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$460,618	469,630
Interest bearing funds with Federal Reserve Bank	884,743	644,528
Interest earning deposits with banks	9,139	24,325
Federal funds sold and securities purchased under resale agreements	76,097	80,975
Trading account assets, at fair value	17,808	6,113
Mortgage loans held for sale, at fair value	50,390	45,384
Other loans held for sale	3,120	10,685
Investment securities available for sale, at fair value	3,132,402	3,199,358
Loans, net of deferred fees and costs	20,159,004	20,057,798
Allowance for loan losses	(300,871)	(307,560)
Loans, net	$19,858,133	19,750,238
Premises and equipment, net	467,375	468,871
Goodwill	24,431	24,431
Other intangible assets, net	1,883	3,415
Other real estate	110,757	112,629
Deferred tax asset, net	712,130	744,646
Other assets	626,400	616,376
Total assets	$26,435,426	26,201,604
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$5,870,570	5,642,751
Interest bearing deposits, excluding brokered deposits	13,714,382	14,140,037
Brokered deposits	1,365,939	1,094,002
Total deposits	20,950,891	20,876,790
Federal funds purchased and securities sold under repurchase agreements	164,946	148,132
Long-term debt	2,106,980	2,033,141
Other liabilities	214,113	194,556
Total liabilities	$23,436,930	23,252,619
Shareholders' Equity
Series C Preferred Stock – no par value. 5,200,000 shares outstanding at March 31, 2014 and December 31, 2013	125,980	125,862
Common stock - $1.00 par value. Authorized 1,200,000,000 shares; 978,499,721 issued at March 31, 2014 and 978,044,909 issued at December 31, 2013; 972,806,269 outstanding at March, 2014 and 972,351,457 outstanding at December 31, 2013	978,500	978,045
Additional paid-in capital	2,137,479	2,138,024
Treasury stock, at cost – 5,693,452 shares at March 31, 2014 and December 31, 2013	(114,176)	(114,176)
Accumulated other comprehensive loss, net	(30,463)	(41,258)
Accumulated deficit	(98,824)	(137,512)
Total shareholders’ equity	2,998,496	2,948,985
Total liabilities and shareholders' equity	$26,435,426	26,201,604
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Interest income:
Loans, including fees	$211,343	216,554
Investment securities available for sale	15,257	10,732
Trading account assets	161	154
Mortgage loans held for sale	402	1,706
Federal Reserve Bank balances	527	780
Other earning assets	692	465
Total interest income	228,382	230,391
Interest expense:
Deposits	14,221	16,716
Federal funds purchased and securities sold under repurchase agreements	77	91
Long-term debt	13,570	13,770
Total interest expense	27,868	30,577
Net interest income	200,514	199,814
Provision for loan losses	9,511	35,696
Net interest income after provision for loan losses	191,003	164,118
Non-interest income:
Service charges on deposit accounts	19,214	19,521
Fiduciary and asset management fees	11,033	10,971
Brokerage revenue	6,213	7,594
Mortgage banking income	3,511	6,917
Bankcard fees	7,518	7,064
Investment securities gains, net	1,331	45
Other fee income	4,863	5,487
Decrease in fair value of private equity investments, net	(250)	(257)
Gain on sale of Memphis branches, net	5,789	—
Other non-interest income	10,960	7,379
Total non-interest income	70,182	64,721
Non-interest expense:
Salaries and other personnel expense	93,445	93,917
Net occupancy and equipment expense	26,056	24,167
Third-party services	10,097	9,929
FDIC insurance and other regulatory fees	9,719	8,480
Professional fees	7,677	7,095
Foreclosed real estate expense, net	5,681	10,940
Losses on other loans held for sale, net	2,266	165
Visa indemnification charges	396	37
Restructuring charges	8,577	4,850
Other operating expenses	20,247	22,706
Total non-interest expense	184,161	182,286
Income before income taxes	77,024	46,553
Income tax expense	28,608	16,979
Net income	48,416	29,574
Dividends and accretion of discount on preferred stock	2,559	14,776
Net income available to common shareholders	$45,857	14,798
Net income per common share, basic	$0.05	0.02
Net income per common share, diluted	0.05	0.02
Weighted average common shares outstanding, basic	972,522	787,043
Weighted average common shares outstanding, diluted	976,527	910,835

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2014			2013
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$77,024	(28,608)	48,416	46,553	(16,979)	29,574
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	112	(43)	69	112	(43)	69
Net unrealized gains (losses) on investment securities available for sale:
Reclassification adjustment for net gains realized in net income	(1,331)	513	(818)	(45)	16	(29)
Net unrealized gains (losses) arising during the period	18,843	(7,255)	11,588	(2,164)	833	(1,331)
Net unrealized gains (losses)	17,512	(6,742)	10,770	(2,209)	849	(1,360)
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(72)	28	(44)	(26)	3	(23)
Other comprehensive income (loss)	$17,552	(6,757)	10,795	(2,123)	809	(1,314)
Comprehensive income			$59,211			28,260

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Series A Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2012	$957,327	—	792,273	2,189,874	(114,176)	4,101	(259,968)	3,569,431
Net income	—	—	—	—	—	—	29,574	29,574
Other comprehensive loss, net of income taxes	—	—	—	—	—	(1,314)	—	(1,314)
Cash dividends declared on Common Stock - $0.01 per share	—	—	—	—	—	—	(7,876)	(7,876)
Cash dividends paid on Series A Preferred Stock	—	—	—	(12,098)	—	—	—	(12,098)
Accretion of discount on Series A Preferred Stock	2,678	—	—	(2,678)	—	—	—	—
Restricted share unit activity	—	—	1,021	(2,365)	—	—	(137)	(1,481)
Stock options exercised			25	26				51
Share-based compensation expense	—	—	—	1,819	—	—	—	1,819
Balance at March 31, 2013	$960,005	—	793,319	2,174,578	(114,176)	2,787	(238,407)	3,578,106

Balance at December 31, 2013	$—	125,862	978,045	2,138,024	(114,176)	(41,258)	(137,512)	2,948,985
Net income	—	—	—	—	—	—	48,416	48,416
Other comprehensive income, net of income taxes	—	—	—	—	—	10,795	—	10,795
Cash dividends declared on Common Stock - $0.01 per share	—	—	—	—	—	—	(9,728)	(9,728)
Cash dividends paid on Series C Preferred Stock	—	—	—	(2,559)	—	—	—	(2,559)
Series C Preferred Stock issuance costs	—	118	—	—	—	—	—	118
Restricted share unit activity	—	—	233	(701)	—	—	—	(468)
Stock options exercised	—	—	222	317	—	—	—	539
Share-based compensation tax benefit	—	—	—	170	—	—	—	170
Share-based compensation expense	—	—	—	2,228	—	—	—	2,228
Balance at March 31, 2014	$—	125,980	978,500	2,137,479	(114,176)	(30,463)	(98,824)	2,998,496

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013
Operating Activities
Net income	$48,416	29,574
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,511	35,696
Depreciation, amortization, and accretion, net	12,312	17,622
Deferred income tax expense	25,757	14,403
Decrease in interest receivable	1,051	2,467
Decrease in interest payable	(1,440)	(2,109)
(Increase) decrease in trading account assets	(11,695)	2,062
Originations of mortgage loans held for sale	(129,160)	(245,475)
Proceeds from sales of mortgage loans held for sale	126,688	315,093
Gain on sales of mortgage loans held for sale, net	(1,898)	(3,946)
(Decrease) increase in other assets	(11,586)	14,888
Decrease in accrued salaries and benefits	(3,745)	(12,090)
Increase (decrease) in other liabilities	24,343	(9,477)
Investment securities gains, net	(1,331)	(45)
Losses on sales of other loans held for sale, net	2,266	165
Losses and write-downs on other real estate, net	4,752	8,783
Decrease in fair value of private equity investments, net	250	257
Increase in accrual for Visa indemnification	396	37
Share-based compensation expense	2,228	1,819
Gain on sale of Memphis branches, net	(5,789)	—
Gain on sale of branch property	(3,116)	—
Other, net	(940)	4,508
Net cash provided by operating activities	$87,270	174,232
Investing Activities
Net cash used in dispositions	(90,571)	—
Net decrease in interest earning deposits with banks	15,186	1,552
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	4,878	(9,361)
Net (increase) decrease in interest bearing funds with Federal Reserve Bank	(240,215)	165,878
Proceeds from maturities and principal collections of investment securities available for sale	117,867	216,387
Proceeds from sales of investment securities available for sale	20,815	212,240
Purchases of investment securities available for sale	(57,709)	(509,037)
Proceeds from sales of loans	29,271	44,885
Proceeds from sales of other real estate	10,000	17,436
Principal repayments by borrowers on other loans held for sale	533	62
Net (increase) decrease in loans	(243,267)	41,739
Purchases of premises and equipment	(12,793)	(6,374)
Proceeds from disposals of premises and equipment	4,838	4
Proceeds from sales of other assets held for sale	241	543
Net cash (used in) provided by investing activities	$(440,926)	175,954
Financing Activities
Net increase (decrease) in demand and savings deposits	251,914	(631,934)
Net increase in certificates of deposit	13,561	136,083
Net increase in federal funds purchased and securities sold under repurchase agreements	16,814	36,980
Principal repayments on long-term debt	(594)	(72,309)
Proceeds from issuance of long-term debt	74,979	—
Dividends paid to common shareholders	(9,728)	(7,876)

Dividends paid to preferred shareholders	(2,559)	(12,098)
Stock options exercised	539	51
Excess tax benefit from share-based compensation	186	73
Restricted stock activity	(468)	(1,481)
Net cash provided by (used in) financing activities	$344,644	(552,511)
Decrease in cash and cash equivalents	(9,012)	(202,325)
Cash and cash equivalents at beginning of period	469,630	614,630
Cash and cash equivalents at end of period	$460,618	412,305
Supplemental Cash Flow Information
Cash paid (received) during the period for:
Income tax (refunds) payments, net	(12)	37
Interest paid	29,503	32,651
Non-cash Activities
Loans foreclosed and transferred to other real estate	12,881	29,789
Loans transferred to other loans held for sale at fair value	24,505	46,181
Other loans held for sale transferred to loans at fair value	—	1,235
Other loans held for sale foreclosed and transferred to other real estate at fair value	—	1,395
Securities purchased during the period but settled after period-end	10,227	—

Dispositions/Acquisitions:
Fair value of non-cash assets (sold) acquired	(100,982)	—
Fair value of liabilities (sold) assumed	(191,553)	—

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
In addition to our banking operations, we also provide various other financial services to our customers through direct and indirect wholly-owned non-bank subsidiaries, including: Synovus Securities, Inc., headquartered in Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer and the provision of individual investment advice on equity and other securities; Synovus Trust Company, N.A., headquartered in Columbus, Georgia, which provides trust, asset management and financial planning services; and Synovus Mortgage Corp., headquartered in Birmingham, Alabama, which offers mortgage services.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with GAAP. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this Report have been included. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Synovus' 2013 Form 10-K. There have been no significant changes to the accounting policies as disclosed in Synovus' 2013 Form 10-K.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses; the valuation of other real estate; the fair value of investment securities; the fair value of private equity investments; the valuation of deferred tax assets; and contingent liabilities related to legal matters.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At March 31, 2014 and December 31, 2013, cash and cash equivalents included $79.4 million and $104.9 million, respectively, on deposit to meet Federal Reserve Bank requirements. At both March 31, 2014 and December 31, 2013, $375 thousand of the due from banks balance was restricted as to withdrawal.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and Federal funds sold and securities purchased under resale agreements. Interest earning deposits with banks include $9.6 million and $11.1 million at March 31, 2014 and December 31, 2013, respectively, which is pledged as collateral in connection with certain letters of credit. Federal funds sold include $72.4 million at March 31, 2014 and $72.2 million at December 31, 2013, which are pledged to collateralize certain derivative instruments. Federal funds sold and securities purchased under resale agreements, and Federal funds purchased and securities sold under repurchase agreements, generally mature in one day.

Recently Adopted Accounting Standards Updates
Effective January 1, 2014, Synovus adopted the provisions of ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Income tax accounting guidance did not explicitly address how to present unrecognized tax benefits when a company also has net operating losses or tax credit carryforwards. Previously, most companies presented these unrecognized benefits as a liability (i.e., gross presentation), but some presented the liability as a reduction of their net operating losses or tax credit carryforwards (i.e., net presentation). To address this diversity in practice, the FASB issued ASU 2013-11, requiring unrecognized tax benefits to be offset against a deferred tax asset for a net operating loss carryforward, similar tax loss, or tax credit carryforward except when either (1) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position, or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. Synovus adopted the provisions of ASU 2013-11 effective January 1, 2014. However, because prior to adoption Synovus already presented its unrecognized tax benefits as a reduction of its net operating losses, adoption of ASU 2013-11 did not have a significant impact on its consolidated balance sheet.
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
Note 2 - Subsequent Event - Reverse Stock Split and Increase in Number of Authorized Common Shares

On April 24, 2014, at Synovus' 2014 Annual Shareholders' Meeting ("Annual Meeting"), Synovus’ shareholders approved a proposal authorizing Synovus’ Board of Directors to effect a one-for-seven reverse stock split of Synovus’ common stock. Following the Annual Meeting, Synovus’ Board of Directors authorized the one-for-seven reverse stock split.  The reverse stock split will become effective on May 16, 2014, and Synovus' shares of common stock will begin trading on a post-split basis on the New York Stock Exchange (NYSE) at the opening of trading on May 19, 2014. Share and per share amounts included in this Report have not been restated to reflect the approval of the one-for-seven reverse stock split because the split will not be effective until after the filing of this Report.
Pro forma share and per share information as of and for the three months ended March 31, 2014, giving effect to the one-for-seven reverse stock split is presented below:

	As of and for the three months ended March 31, 2014
	As Reported	Pro Forma
Common stock - $1.00 par value. Outstanding shares	972,806,269	138,972,324
Net income per common share, diluted	$0.05	$0.33
Additionally, on April 24, 2014, Synovus’ shareholders also approved an amendment to Synovus’ articles of incorporation to increase the number of authorized shares of Synovus’ common stock from 1.2 billion shares to 2.4 billion shares. Synovus effected the increase in the number of authorized shares on April 24, 2014. Upon the effective date of the reverse stock split, the number of Synovus’ authorized shares of common stock will be proportionately reduced from 2.4 billion shares to 342.9 million shares.
Note 3 - Sale of Branches
On January 17, 2014, Synovus completed the sale of certain loans, premises, deposits, and other assets and liabilities of the Memphis, Tennessee operations of Trust One Bank, a division of Synovus Bank.  The sale included $89.6 million in total

loans and $191.3 million in total deposits.   Results for the three months ended March 31, 2014 reflect a pre-tax gain, net of associated costs, of $5.8 million relating to this transaction.
Note 4 - Investment Securities
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at March 31, 2014 and December 31, 2013 are summarized below.

	March 31, 2014
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$17,792	—	—	17,792
U.S. Government agency securities	33,276	1,117	—	34,393
Securities issued by U.S. Government sponsored enterprises	112,051	1,269	—	113,320
Mortgage-backed securities issued by U.S. Government agencies	170,326	1,121	(2,228)	169,219
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,395,669	12,306	(22,011)	2,385,964
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	397,054	1,616	(4,761)	393,909
State and municipal securities	6,257	199	(2)	6,454
Equity securities	3,768	3,740	—	7,508
Other investments	4,089	—	(246)	3,843
Total investment securities available for sale	$3,140,282	21,368	(29,248)	3,132,402

	December 31, 2013
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$17,791	—	—	17,791
U.S. Government agency securities	33,480	1,161	—	34,641
Securities issued by U.S. Government sponsored enterprises	112,305	1,440	—	113,745
Mortgage-backed securities issued by U.S. Government agencies	196,521	2,257	(3,661)	195,117
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,443,282	9,718	(31,640)	2,421,360
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	406,717	698	(8,875)	398,540
State and municipal securities	6,723	168	(2)	6,889
Equity securities	3,856	3,728	—	7,584
Other investments	4,074	—	(383)	3,691
Total investment securities available for sale	$3,224,749	19,170	(44,561)	3,199,358

(1)
Amortized cost is adjusted for other-than-temporary impairment charges in 2014 and 2013, which have been recognized in the consolidated statements of income in the applicable year, and were considered inconsequential.

At March 31, 2014 and December 31, 2013, investment securities with a carrying value of $2.14 billion and $2.33 billion respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of March 31, 2014 and December 31, 2013 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in income. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position.

Declines in the fair value of available for sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of March 31, 2014 there were 71 securities in a loss position for less than twelve months and 5 securities in a loss position for more than 12 months.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013, are presented below.

	March 31, 2014
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	—	—	—	—	—	—
Securities issued by U.S. Government sponsored enterprises	—	—	—	—	—	—
Mortgage-backed securities issued by U.S. Government agencies	113,935	2,134	1,116	94	115,051	2,228
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,577,319	21,020	46,342	991	1,623,661	22,011
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	173,574	4,761	—	—	173,574	4,761
State and municipal securities	—	—	41	2	41	2
Equity securities	—	—	—	—	—	—
Other investments	1,984	105	1,859	141	3,843	246
Total	$1,866,812	28,020	49,358	1,228	1,916,170	29,248

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	—	—	—	—	—	—
Securities issued by U.S. Government sponsored enterprises	—	—	—	—	—	—
Mortgage-backed securities issued by U.S. Government agencies	121,607	3,363	2,951	298	124,558	3,661
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,885,521	31,640	—	—	1,885,521	31,640
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	282,898	8,875	—	—	282,898	8,875
State and municipal securities	—	—	40	2	40	2
Equity securities	—	—	—	—	—	—
Other investments	1,969	105	1,722	278	3,691	383
Total	$2,291,995	43,983	4,713	578	2,296,708	44,561

The amortized cost and fair value by contractual maturity of investment securities available for sale at March 31, 2014 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at March 31, 2014
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$17,792	—	—	—	—	17,792
U.S. Government agency securities	114	9,097	24,065	—	—	33,276
Securities issued by U.S. Government sponsored enterprises	30,070	81,981	—	—	—	112,051
Mortgage-backed securities issued by U.S. Government agencies	26	1	—	170,299	—	170,326
Mortgage-backed securities issued by U.S. Government sponsored enterprises	346	2,890	1,965,354	427,079	—	2,395,669
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	22	397,032	—	397,054
State and municipal securities	756	2,372	289	2,840	—	6,257
Equity securities	—	—	—	—	3,768	3,768
Other investments	—	—	—	2,000	2,089	4,089
Total amortized cost	$49,104	96,341	1,989,730	999,250	5,857	3,140,282
Fair Value
U.S. Treasury securities	$17,792	—	—	—	—	17,792
U.S. Government agency securities	114	9,427	24,852	—	—	34,393
Securities issued by U.S. Government sponsored enterprises	30,426	82,894	—	—	—	113,320
Mortgage-backed securities issued by U.S. Government agencies	26	1	—	169,192	—	169,219
Mortgage-backed securities issued by U.S. Government sponsored enterprises	366	3,084	1,950,681	431,833	—	2,385,964
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	22	393,887	—	393,909
State and municipal securities	766	2,417	310	2,961	—	6,454
Equity securities	—	—	—	—	7,508	7,508
Other investments	—	—	—	1,859	1,984	3,843
Total fair value	$49,490	97,823	1,975,865	999,732	9,492	3,132,402

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the three months ended March 31, 2014 and 2013 are presented below. Other-than-temporary impairment charges of $88 thousand are included in gross realized losses for the three months ended March 31, 2014. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	Three Months Ended March 31,
(in thousands)	2014	2013
Proceeds from sales of investment securities available for sale	$20,815	212,240
Gross realized gains	1,419	276
Gross realized losses	(88)	(231)
Investment securities gains, net	$1,331	45

Note 5 - Restructuring Charges
For the three months ended March 31, 2014 and 2013 total restructuring charges are as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Severance charges	$8,047	4,877
Professional fees and other charges	530	(27)
Total restructuring charges	$8,577	4,850

In January 2014, Synovus announced the planned implementation during 2014 of new expense savings initiatives which are expected to result in annualized cost savings of $30 million.    The initiatives include planned workforce reductions as well as planned reductions in occupancy expenses.   Synovus began to implement these initiatives during the first quarter of 2014, undertaking the first targeted staff reductions.   As a result of these actions, Synovus recorded aggregate restructuring charges of $8.6 million during the three months ended March 31, 2014, consisting primarily of $8.0 million in severance charges related to employees identified for involuntary termination. These termination benefits are provided under an ongoing benefit arrangement as defined in ASC 712, Compensation-Nonretirement Postemployment Benefits; accordingly, the charges were recorded pursuant to the liability recognition criteria of ASC 712.
Severance charges recorded during the three months ended March 31, 2013 relate to involuntary terminations in connection with previously announced efficiency initiatives. These termination benefits were provided under a one-time benefit arrangement as defined in ASC 420, Exit or Disposal Costs or Obligations; accordingly, the charges were recorded pursuant to the liability recognition criteria of ASC 420.
At March 31, 2014, the liability for restructuring activities was $7.8 million, and consisted primarily of involuntary termination benefits (accounted for in accordance with ASC 712) which are expected to be paid in lump sums during the remainder of 2014.

Note 6 - Loans and Allowance for Loan Losses
The following is a summary of current, accruing past due, and non-accrual loans by portfolio class as of March 31, 2014 and December 31, 2013.

Current, Accruing Past Due, and Non-accrual Loans
	March 31, 2014
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$4,645,364	2,522	—	2,522	50,583	4,698,469
1-4 family properties	1,075,831	5,932	1,998	7,930	29,251	1,113,012
Land acquisition	519,669	3,619	58	3,677	151,332	674,678
Total commercial real estate	6,240,864	12,073	2,056	14,129	231,166	6,486,159
Commercial, financial and agricultural	5,433,948	14,896	1,795	16,691	54,938	5,505,577
Owner-occupied	3,732,210	7,303	905	8,208	33,238	3,773,656
Small business	770,158	6,648	12	6,660	6,325	783,143
Total commercial and industrial	9,936,316	28,847	2,712	31,559	94,501	10,062,376
Home equity lines	1,578,593	5,090	71	5,161	18,003	1,601,757
Consumer mortgages	1,448,207	17,720	59	17,779	38,227	1,504,213
Credit cards	249,546	1,997	1,606	3,603	—	253,149
Other retail	274,552	2,748	59	2,807	2,427	279,786
Total retail	3,550,898	27,555	1,795	29,350	58,657	3,638,905
Total loans	$19,728,078	68,475	6,563	75,038	384,324	20,187,440	(1)

	December 31, 2013
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$4,533,708	3,552	40	3,592	66,454	4,603,754
1-4 family properties	1,115,858	6,267	527	6,794	33,819	1,156,471
Land acquisition	549,838	1,100	300	1,400	154,095	705,333
Total commercial real estate	6,199,404	10,919	867	11,786	254,368	6,465,558
Commercial, financial and agricultural	5,413,614	16,251	721	16,972	59,628	5,490,214
Owner-occupied	3,749,052	9,341	66	9,407	36,980	3,795,439
Small business	676,947	4,506	155	4,661	5,608	687,216
Total commercial and industrial	9,839,613	30,098	942	31,040	102,216	9,972,869
Home equity lines	1,564,578	4,919	136	5,055	17,908	1,587,541
Consumer mortgages	1,460,219	18,068	1,011	19,079	39,770	1,519,068
Credit cards	253,422	1,917	1,507	3,424	—	256,846
Other retail	280,524	2,190	26	2,216	2,038	284,778
Total retail	3,558,743	27,094	2,680	29,774	59,716	3,648,233
Total loans	$19,597,760	68,111	4,489	72,600	416,300	20,086,660	(2)

(1)Total before net deferred fees and costs of $28.4 million.
(2)Total before net deferred fees and costs of $28.9 million.

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
In the following tables, retail loans and small business loans are generally assigned a risk grade similar to the classifications described above; however, upon reaching 90 days and 120 days past due, they are generally downgraded to Substandard and Loss, respectively, in accordance with the FFIEC Uniform Retail Credit Classification and Account Management Policy. Additionally, in accordance with the Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit Secured by Junior Liens on 1-4 Family Residential Properties, the risk grade classifications of retail loans (home equity lines and consumer mortgages) secured by junior liens on 1-4 family residential properties also consider available information on the payment status of the associated senior lien with other financial institutions.

Loan Portfolio Credit Exposure by Risk Grade
	March 31, 2014
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$4,328,462	227,404	140,891	1,712	—		4,698,469
1-4 family properties	872,167	120,235	112,603	8,007	—		1,113,012
Land acquisition	418,627	70,442	184,661	948	—		674,678
Total commercial real estate	5,619,256	418,081	438,155	10,667	—		6,486,159
Commercial, financial and agricultural	5,129,502	186,826	177,969	11,192	88	(3)	5,505,577
Owner-occupied	3,483,270	135,649	153,672	1,065	—		3,773,656
Small business	769,095	—	13,259	789	—		783,143
Total commercial and industrial	9,381,867	322,475	344,900	13,046	88		10,062,376
Home equity lines	1,575,012	—	22,627	1,771	2,347	(3)	1,601,757
Consumer mortgages	1,460,349	—	40,480	3,100	284	(3)	1,504,213
Credit cards	251,543	—	642	—	964	(4)	253,149
Other retail	275,807	—	3,812	50	117	(3)	279,786
Total retail	3,562,711	—	67,561	4,921	3,712		3,638,905
Total loans	$18,563,834	740,556	850,616	28,634	3,800		20,187,440	(5)

	December 31, 2013
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$4,184,748	249,890	167,392	1,724	—		4,603,754
1-4 family properties	892,512	126,715	128,890	8,062	292	(3)	1,156,471
Land acquisition	421,956	94,316	186,514	2,547	—		705,333
Total commercial real estate	5,499,216	470,921	482,796	12,333	292		6,465,558
Commercial, financial and agricultural	5,053,808	224,620	201,410	10,286	90	(3)	5,490,214
Owner-occupied	3,478,359	155,097	160,173	1,810	—		3,795,439
Small business	674,200	—	12,219	797	—		687,216
Total commercial and industrial	9,206,367	379,717	373,802	12,893	90		9,972,869
Home equity lines	1,559,272	—	24,931	1,448	1,890	(3)	1,587,541
Consumer mortgages	1,475,928	—	40,935	1,918	287	(3)	1,519,068
Credit cards	255,339	—	541	—	966	(4)	256,846
Other retail	281,179	—	3,400	75	124	(3)	284,778
Total retail	3,571,718	—	69,807	3,441	3,267		3,648,233
Total loans	$18,277,301	850,638	926,405	28,667	3,649		20,086,660	(6)

(1) Includes $351.9 million and $384.0 million of non-accrual Substandard loans at March 31, 2014 and December 31, 2013, respectively.
(2) The loans within this risk grade are on non-accrual status and have an allowance for loan losses equal to 50% of the loan amount.
(3) The loans within this risk grade are on non-accrual status and have an allowance for loan losses equal to the full loan amount.
(4) Represent amounts that were 120 days past due. These credits are downgraded to the Loss category with an allowance for loan losses equal to the full loan amount and are generally charged off upon reaching 181 days past due in accordance with the FFIEC Uniform Retail Credit Classification and Account Management Policy.
(5)Total before net deferred fees and costs of $28.4 million.
(6)Total before net deferred fees and costs of $28.9 million.

The following table details the changes in the allowance for loan losses by loan segment for the three months ended March 31, 2014 and 2013.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Three Months Ended March 31, 2014
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$127,012	116,069	41,479	23,000	307,560
Allowance for loan losses of sold branches	(281)	(398)	(340)	—	(1,019)
Charge-offs	(7,946)	(8,036)	(6,293)	—	(22,275)
Recoveries	2,227	1,953	2,914	—	7,094
Provision (credit) for loan losses	5,943	18,758	7,810	(23,000)	9,511
Ending balance	$126,955	128,346	45,570	—	300,871
Ending balance: individually evaluated for impairment	42,894	20,678	1,595	—	65,167
Ending balance: collectively evaluated for impairment	$84,061	107,668	43,975	—	235,704
Loans:
Ending balance: total loans(1)	$6,486,159	10,062,376	3,638,905	—	20,187,440
Ending balance: individually evaluated for impairment	481,684	220,376	52,243	—	754,303
Ending balance: collectively evaluated for impairment	$6,004,475	9,842,000	3,586,662	—	19,433,137

	As Of and For The Three Months Ended March 31, 2013
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$167,926	138,495	38,984	28,000	373,405
Charge-offs	(36,276)	(19,218)	(11,625)	—	(67,119)
Recoveries	3,602	4,418	1,770	—	9,790
Provision for loan losses	10,739	10,962	13,995	—	35,696
Ending balance	$145,991	134,657	43,124	28,000	351,772
Ending balance: individually evaluated for impairment	44,252	22,563	2,199	—	69,014
Ending balance: collectively evaluated for impairment	$101,739	112,094	40,925	28,000	282,758
Loans:
Ending balance: total loans(2)	$6,422,635	9,540,141	3,426,663	—	19,389,439
Ending balance: individually evaluated for impairment	644,627	272,756	67,133	—	984,516
Ending balance: collectively evaluated for impairment	$5,778,008	9,267,385	3,359,530	—	18,404,923

(1)Total before net deferred fees and costs of $28.4 million.
(2)Total before net deferred fees and costs of $21.6 million.

During the first quarter of 2014, Synovus designated $23.0 million of allowance for loan losses that was included in the unallocated component of the allowance for loan losses at December 31, 2013 to the allowance for loan losses allocated to the respective loan segments.  The allocation of the allowance for loan losses to the loan segments related to the qualitative factors evaluated at December 31, 2013 on a total loan portfolio basis and included in the unallocated component of the allowance for loan losses at December 31, 2013.   These qualitative factors consider the inherent risk of loss relating to the following:

•Experience, ability, and depth of lending management, loan review personnel, and other relevant staff
•National and local economic trends and conditions

•	Underlying value of collateral dependent loans, which impacts trends in charge-offs and recoveries that are not included in the expected loss factors
•Trends in volume and terms of loans
•Effects of changes in credit concentrations
•Model uncertainty

Management determined that prospectively the assessment of these qualitative factors for each loan segment would improve the overall level of precision of the allowance for loan loss estimation process.  The designation of this component of the unallocated allowance to the allocated allowance did not result in a change to the total allowance for loan losses or provision expense during the first quarter of 2014. The allowance for loan losses continues to consist of an allocated component (which includes the qualitative factors noted above as well as the qualitative factors disclosed in the 2013 Form 10-K) and an unallocated component. Effective March 31, 2014, the unallocated component relates to risk elements, if any, which are not already included in the allocated allowance.

The tables below summarize impaired loans (including accruing TDRs) as of March 31, 2014 and December 31, 2013.

Impaired Loans (including accruing TDRs)
	March 31, 2014			Three Months Ended March 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$14,297	16,927	—	14,189	—
1-4 family properties	6,494	25,664	—	8,582	—
Land acquisition	29,280	72,395	—	29,380	—
Total commercial real estate	50,071	114,986	—	52,151	—
Commercial, financial and agricultural	11,173	19,235	—	12,920	—
Owner-occupied	21,557	29,098	—	23,660	—
Small business	—	—	—	—	—
Total commercial and industrial	32,730	48,333	—	36,580	—
Home equity lines	—	—	—	—	—
Consumer mortgages	1,678	3,173	—	654	—
Credit cards	—	—	—	—	—
Other retail	—	—	—	—	—
Total retail	1,678	3,173	—	654	—
Total impaired loans with no related allowance recorded	$84,479	166,492	—	89,385	—
With allowance recorded
Investment properties	$160,764	167,390	10,569	168,365	1,078
1-4 family properties	104,007	104,858	7,496	110,373	814
Land acquisition	166,842	185,982	24,829	173,779	472
Total commercial real estate	431,613	458,230	42,894	452,517	2,364
Commercial, financial and agricultural	98,064	98,247	15,176	105,791	758
Owner-occupied	81,499	83,219	5,086	85,960	730
Small business	8,083	8,083	416	7,041	15
Total commercial and industrial	187,646	189,549	20,678	198,792	1,503
Home equity lines	2,955	2,955	117	2,606	70
Consumer mortgages	42,416	42,416	1,385	42,590	—
Credit cards	—	—	—	—	—
Other retail	5,194	5,194	93	4,230	56
Total retail	50,565	50,565	1,595	49,426	126
Total impaired loans with allowance recorded	$669,824	698,344	65,167	700,735	3,993
Total impaired loans
Investment properties	$175,061	184,317	10,569	182,554	1,078
1-4 family properties	110,501	130,522	7,496	118,955	814
Land acquisition	196,122	258,377	24,829	203,159	472
Total commercial real estate	481,684	573,216	42,894	504,668	2,364
Commercial, financial and agricultural	109,237	117,482	15,176	118,711	758
Owner-occupied	103,056	112,317	5,086	109,620	730
Small business	8,083	8,083	416	7,041	15
Total commercial and industrial	220,376	237,882	20,678	235,372	1,503
Home equity lines	2,955	2,955	117	2,606	70
Consumer mortgages	44,094	45,589	1,385	43,244	—
Credit cards	—	—	—	—	—
Other retail	5,194	5,194	93	4,230	56
Total retail	52,243	53,738	1,595	50,080	126
Total impaired loans	$754,303	864,836	65,167	790,120	3,993

Impaired Loans (including accruing TDRs)
	December 31, 2013			Year Ended December 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$14,218	15,820	—	18,046	—
1-4 family properties	9,679	29,741	—	23,879	—
Land acquisition	30,595	78,470	—	41,007	—
Total commercial real estate	54,492	124,031	—	82,932	—
Commercial, financial and agricultural	13,490	22,312	—	15,355	—
Owner-occupied	24,839	32,626	—	22,556	—
Small business	—	—	—	—	—
Total commercial and industrial	38,329	54,938	—	37,911	—
Home equity lines	—	—	—	33	—
Consumer mortgages	1,180	2,840	—	1,487	—
Credit cards	—	—	—	—	—
Other retail	—	—	—	4	—
Total retail	1,180	2,840	—	1,524	—
Total	$94,001	181,809	—	122,367	—
With allowance recorded
Investment properties	$186,058	193,765	8,863	226,987	5,062
1-4 family properties	115,063	117,410	11,126	115,614	3,464
Land acquisition	183,029	202,048	26,789	191,807	2,931
Total commercial real estate	484,150	513,223	46,778	534,408	11,457
Commercial, financial and agricultural	112,291	117,049	15,364	126,242	3,534
Owner-occupied	86,661	92,529	4,327	106,186	3,590
Small business	5,669	5,669	336	4,132	162
Total commercial and industrial	204,621	215,247	20,027	236,560	7,286
Home equity lines	2,750	2,750	116	4,668	176
Consumer mortgages	44,019	44,019	967	48,674	1,910
Credit cards	—	—	—	—	—
Other retail	7,013	7,013	109	5,555	285
Total retail	53,782	53,782	1,192	58,897	2,371
Total	$742,553	782,252	67,997	829,865	21,114
Total
Investment properties	$200,276	209,585	8,863	245,033	5,062
1-4 family properties	124,742	147,151	11,126	139,493	3,464
Land acquisition	213,624	280,518	26,789	232,814	2,931
Total commercial real estate	538,642	637,254	46,778	617,340	11,457
Commercial, financial and agricultural	125,781	139,361	15,364	141,597	3,534
Owner-occupied	111,500	125,155	4,327	128,742	3,590
Small business	5,669	5,669	336	4,132	162
Total commercial and industrial	242,950	270,185	20,027	274,471	7,286
Home equity lines	2,750	2,750	116	4,701	176
Consumer mortgages	45,199	46,859	967	50,161	1,910
Credit cards	—	—	—	—	—
Other retail	7,013	7,013	109	5,559	285
Total retail	54,962	56,622	1,192	60,421	2,371
Total impaired loans	$836,554	964,061	67,997	952,232	21,114

The average recorded investment in impaired loans was $984.5 million for the three months ended March 31, 2013. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the three months ended March 31, 2013. Interest income recognized for accruing TDRs was $5.5 million for the three months ended March 31, 2013. At March 31,

2014, and 2013, all impaired loans other than $495.4 million and $623.9 million, respectively, of accruing TDRs, were on non-accrual status.
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
The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the three months ended March 31, 2014 and 2013, respectively, that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Three Months Ended March 31, 2014
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	3	$—	7,143	320	7,463
1-4 family properties	4	—	133	1,086	1,219
Land acquisition	1	—	—	534	534
Total commercial real estate	8	—	7,276	1,940	9,216
Commercial, financial and agricultural	7	—	1,791	2,205	3,996
Owner-occupied	7	—	2,488	2,818	5,306
Small business	23	—	296	3,316	3,612
Total commercial and industrial	37	—	4,575	8,339	12,914
Home equity lines	2	—	241	46	287
Consumer mortgages	1	—	101	—	101
Credit cards	—	—	—	—	—
Other retail	4	—	—	117	117
Total retail	7	—	342	163	505
Total TDRs	52	$—	12,193	10,442	22,635	(1)

	Three Months Ended March 31, 2013
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	14	$—	15,777	2,114	17,891
1-4 family properties	37	424	6,964	4,184	11,572
Land acquisition	10	74	3,979	329	4,382
Total commercial real estate	61	498	26,720	6,627	33,845
Commercial, financial and agricultural	27	183	8,477	1,737	10,397
Owner-occupied	17	—	5,283	2,454	7,737
Small business	13	—	887	674	1,561
Total commercial and industrial	57	183	14,647	4,865	19,695
Home equity lines	1	—	—	80	80
Consumer mortgages	46	—	4,920	2,603	7,523
Credit cards	—	—	—	—	—
Other retail	24	—	372	666	1,038
Total retail	71	—	5,292	3,349	8,641
Total TDRs	189	$681	46,659	14,841	62,181	(2)

(1) No net charge-offs were recorded during the three months ended March 31, 2014 upon restructuring of these loans.
(2) Net charge-offs of $53 thousand were recorded during the three months ended March 31, 2013 upon restructuring of these loans.

The following table presents TDRs that defaulted in the periods indicated and which were modified or renewed in a TDR within 12 months of the default date.

Troubled Debt Restructurings Entered Into That Subsequently Defaulted(1) During
	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013(2)
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Investment properties	1	$186	2	$4,519
1-4 family properties	—	—	2	8,945
Land acquisition	—	—	—	—
Total commercial real estate	1	186	4	13,464
Commercial, financial and agricultural	1	522	1	271
Owner-occupied	—	—	1	856
Small business	—	—	—	—
Total commercial and industrial	1	522	2	1,127
Home equity lines	—	—	—	—
Consumer mortgages	—	—	10	558
Credit cards	—	—	—	—
Other retail	—	—	1	195
Total retail	—	—	11	753
Total TDRs	2	$708	17	$15,344

(1) Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments.
(2) Amounts related to loans modified or renewed into TDRs within 12 months of the default date that subsequently defaulted during the three months ended March 31, 2013 were previously disclosed as 29 contracts with a recorded investment totaling $19.4 million. These amounts were revised in the table above due to a re-evaluation of the defaulted status of certain loans during this period.

If, at the time a loan was designated as a TDR, the loan was not already impaired, the measurement of impairment that resulted from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At March 31, 2014, the allowance for loan losses allocated to accruing TDRs totaling $495.4 million was $24.9 million compared to accruing TDRs of $623.9 million with an allocated allowance for loan losses of $38.9 million at March 31, 2013. Non-accrual, non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs, are individually measured for the amount of impairment, if any, both before and after the TDR designation.
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
The carrying value of ORE was $110.8 million and $112.6 million at March 31, 2014 and December 31, 2013, respectively. During the three months ended March 31, 2014 and 2013, $12.9 million and $31.2 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value. During the three months ended March 31, 2014 and

2013, Synovus recognized foreclosed real estate expense, net, of $5.7 million and $10.9 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $4.8 million and $8.8 million for the three months ended March 31, 2014 and 2013, respectively.
Note 8 - Other Comprehensive Income (Loss)
The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component, and is shown for the three months ended March 31, 2014 and 2013.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance as of December 31, 2013	$(13,099)	(28,936)	777	(41,258)
Other comprehensive income (loss) before reclassifications	—	11,588	—	11,588
Amounts reclassified from accumulated other comprehensive income (loss)	69	(818)	(44)	(793)
Net current period other comprehensive income (loss)	69	10,770	(44)	10,795
Balance as of March 31, 2014	$(13,030)	(18,166)	733	(30,463)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance as of December 31, 2012	$(13,373)	17,111	363	4,101
Other comprehensive income (loss) before reclassifications	—	(1,331)	—	(1,331)
Amounts reclassified from accumulated other comprehensive income (loss)	69	(29)	(23)	17
Net current period other comprehensive income (loss)	69	(1,360)	(23)	(1,314)
Balance as of March 31, 2013	$(13,304)	15,751	340	2,787

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). Thus, during the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative financial instruments, equity securities, and debt securities as a single portfolio. As of March 31, 2014, the ending balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to the previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

The following table illustrates activity within the reclassifications out of accumulated other comprehensive income (loss), for the three months ended March 31, 2014 and 2013.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended March 31, 2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(112)	Interest expense
	43	Income tax (expense) benefit
	$(69)	Reclassifications, net of income taxes
Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$1,331	Investment securities gains, net
	(513)	Income tax (expense) benefit
	$818	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$72	Salaries and other personnel expense
	(28)	Income tax (expense) benefit
	$44	Reclassifications, net of income taxes

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended March 31, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(112)	Interest expense
	43	Income tax (expense) benefit
	$(69)	Reclassifications, net of income taxes
Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$45	Investment securities gains, net
	(16)	Income tax (expense) benefit
	$29	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$26	Salaries and other personnel expense
	(3)	Income tax (expense) benefit
	$23	Reclassifications, net of income taxes

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
In November 2009, Synovus sold certain Visa Class B shares to another Visa USA member financial institution. The sales price was based on the Visa stock conversion ratio in effect at the time for conversion of Visa Class B shares to Visa Class A unrestricted shares at a future date. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser (the Visa derivative), which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The fair value of the Visa derivative is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract. Since this estimation requires application of judgment in developing significant unobservable inputs, this derivative has been classified as Level 3 within the valuation hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments.

	March 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	9,582	—	9,582
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	2,551	—	2,551
State and municipal securities	—	40	—	40
All other mortgage-backed securities	—	5,131	—	5,131
Other investments	—	504	—	504
Total trading securities	$—	17,808	—	17,808
Mortgage loans held for sale	—	50,390	—	50,390
Investment securities available for sale:
U.S. Treasury securities	17,792	—	—	17,792
U.S. Government agency securities	—	34,393	—	34,393
Securities issued by U.S. Government sponsored enterprises	—	113,320	—	113,320
Mortgage-backed securities issued by U.S. Government agencies	—	169,219	—	169,219
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,385,964	—	2,385,964
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	393,909	—	393,909
State and municipal securities	—	6,454	—	6,454
Equity securities	6,968	—	540	7,508
Other investments(1)	1,984	—	1,859	3,843
Total investment securities available for sale	$26,744	3,103,259	2,399	3,132,402
Private equity investments	—	1,499	27,495	28,994
Mutual funds held in Rabbi Trusts	11,168	—	—	11,168
Derivative assets:
Interest rate contracts	—	34,924	—	34,924
Mortgage derivatives(2)	—	1,256	—	1,256
Total derivative assets	$—	36,180	—	36,180
Liabilities
Trading account liabilities	—	10,370	—	10,370
Salary stock units	154	—	—	154
Derivative liabilities:
Interest rate contracts	—	35,775	—	35,775
Mortgage derivatives(2)	—	54	—	54
Visa derivative	—	—	2,525	2,525
Total derivative liabilities	$—	35,829	2,525	38,354

	December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	2,465	—	2,465
State and municipal securities	—	429	—	429
All other mortgage-backed securities	—	968	—	968
Other investments	—	2,251	—	2,251
Total trading securities	$—	6,113	—	6,113
Mortgage loans held for sale	—	45,384	—	45,384
Investment securities available for sale:
U.S. Treasury securities	17,791	—	—	17,791
U.S. Government agency securities	—	34,641	—	34,641
Securities issued by U.S. Government sponsored enterprises	—	113,745	—	113,745
Mortgage-backed securities issued by U.S. Government agencies	—	195,117	—	195,117
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,421,360	—	2,421,360
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	398,540	—	398,540
State and municipal securities	—	6,889	—	6,889
Equity securities	6,956	—	628	7,584
Other investments(1)	1,969	—	1,722	3,691
Total investment securities available for sale	$26,716	3,170,292	2,350	3,199,358
Private equity investments	—	1,615	27,745	29,360
Mutual funds held in Rabbi Trusts	11,246	—	—	11,246
Derivative assets:
Interest rate contracts	—	38,482	—	38,482
Mortgage derivatives(2)	—	1,522	—	1,522
Total derivative assets	$—	40,004	—	40,004
Liabilities
Trading account liabilities	—	1,763	—	1,763
Salary stock units	1,764	—	—	1,764
Derivative liabilities:
Interest rate contracts	—	39,436	—	39,436
Visa derivative	—	—	2,706	2,706
Total derivative liabilities	$—	39,436	2,706	42,142

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
Fair Value Option
The following table summarizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale measured at fair value and the changes in fair value of these loans. Mortgage loans held for sale are initially measured at fair value with subsequent changes in fair value recognized in earnings. Changes in fair value were recorded as a component of mortgage banking income in the consolidated statements of income. An immaterial portion of these changes in fair value was attributable to changes in instrument-specific credit risk.

Changes in Fair Value Included in Net income
	For the Three Months Ended March 31,
(in thousands)	2014	2013
Mortgage loans held for sale	$725	(2,759)

Mortgage Loans Held for Sale
(in thousands)	As of March 31, 2014	As of December 31, 2013
Fair value	$50,390	45,384
Unpaid principal balance	49,224	44,943
Fair value less aggregate unpaid principal balance	$1,166	441

Changes in Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the three months ended March 31, 2014 and 2013 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During the first quarter of 2014 and 2013, Synovus did not have any material transfers between levels in the fair value hierarchy.

	Three Months Ended March 31,
	2014			2013
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Contracts, Net	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Contracts, Net
Beginning balance, January 1,	$2,350	27,745	(2,706)	3,178	30,708	(2,956)
Total gains (losses) realized/unrealized:
Included in earnings*	(88)	(250)	(396)	—	(257)	(37)
Unrealized gains (losses) included in other comprehensive income	137	—	—	134	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	577	—	—	383
Amortization of discount/premium	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance, March 31,	$2,399	27,495	(2,525)	3,312	30,451	(2,610)
The amount of total net gains (losses) for the three months included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31,	—	(250)	(396)	—	(257)	(37)

* Included in earnings as a component of non-interest income (expense).

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

	March 31, 2014				December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Impaired loans*	$—	—	6,049	6,049	—	—	170,693	170,693
Other loans held for sale	—	—	1,396	1,396	—	—	9,670	9,670
Other real estate	—	—	21,106	21,106	—	—	50,070	50,070
Other assets held for sale	$—	—	—	—	—	—	4,945	4,945

The following table presents fair value adjustments recognized for the three months ended March 31, 2014 and 2013 for the assets measured at fair value on a non-recurring basis.

	Three Months Ended March 31,
(in thousands)	2014	2013
Impaired loans*	$2,655	23,594
Other loans held for sale	303	4,250
Other real estate	2,637	5,792
Other assets held for sale	—	170

* Impaired loans that are collateral-dependent.
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
ORE consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. The fair value of ORE is determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. At foreclosure, ORE is recorded at the lower of cost or fair value less the estimated cost to sell, which establishes a new cost basis. Subsequent to foreclosure, ORE is evaluated quarterly and reported at fair value less estimated costs to sell, not to exceed the new cost basis, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. In the determination of fair value subsequent to foreclosure, management also considers other factors of recent developments, such as changes in absorption rates or market conditions form the time of valuation, and anticipated sales values considering management's plans for disposition, which could result in an adjustment to lower the fair value estimates indicated in the appraisals. Internally adjusted valuations are considered Level 3 measurements as management uses assumptions that may not be observable in the market.

Other assets held for sale consist of certain premises and equipment held for sale, including those related to efficiency initiatives discussed in "Note 5 - Restructuring Charges" of this Report. These assets are classified as held for sale and recorded at the lower of their amortized cost or fair value, less costs to sell, consistent with ASC 360-10. The fair value of these assets is determined primarily on the basis of appraisals or BOV, as circumstances warrant, adjusted for estimated selling costs. Both techniques engage licensed or certified professionals that use inputs such as absorption rates, capitalization rates, and market comparables; these valuations are considered Level 3 measurements since assumptions or inputs may not be observable in the market.
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

March 31, 2014
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale
Equity securities	$540	Individual analysis of each investment	Multiple data points, including, but not limited to evaluation of past and projected business performance	N/A(4)

Other investments:

Trust preferred securities	1,859	Discounted cash flow analysis	Credit spread embedded in discount rate	400-450 bps (425 bps)
			Discount for lack of marketability(2)	0%-10% (0%)

Private equity investments	27,495	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial conditions, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies (2)
				N/A

Visa derivative liability	2,525	Internal valuation	Estimated future cumulative deposits to the litigation escrow for settlement of the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty.	$1.5 million to $2.5 million ($2.5 million)

March 31, 2014
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$6,049	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	4% - 84% (44%) 0% - 10% (7%)

Other loans held for sale	1,396	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	(22%) 0% - 10% (7%)

Other real estate	21,106	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0% - 70% (21%) 0% - 10% (7%)

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
				N/A

Visa derivative liability	2,706	Internal valuation	Estimated future cumulative deposits to the litigation escrow for settlement of the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty	$400 thousand to $2.7 million ($2.7 million)

December 31, 2013
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$170,693	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-65% (25%) 0%-10% (7%)

Other loans held for sale	9,670	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	18%-93% (70%) 0%-10% (7%)

Other real estate	50,070	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-85% (25%) 0%-10% (7%)

Other assets held for sale	4,945	Third party appraised value of collateral less estimated selling costs or BOV	Discount to appraised value (3) Estimated selling costs	5%-36% (20%) 0%-10% (7%)

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
Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at March 31, 2014 and December 31, 2013. The fair value represents management’s best estimates based on a range of methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans, interest bearing deposits (including brokered deposits), and long-term debt, the figures given in the notes should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately.
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

The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
(in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$460,618	460,618	460,618	—	—
Interest bearing funds with Federal Reserve Bank	884,743	884,743	884,743	—	—
Interest earning deposits with banks	9,139	9,139	9,139	—	—
Federal funds sold and securities purchased under resale agreements	76,097	76,097	76,097	—	—
Trading account assets	17,808	17,808	—	17,808	—
Mortgage loans held for sale	50,390	50,390	—	50,390	—
Other loans held for sale	3,120	3,120	—	—	3,120
Investment securities available for sale	3,132,402	3,132,402	26,744	3,103,259	2,399
Private equity investments	28,994	28,994	—	1,499	27,495
Mutual funds held in Rabbi Trusts	11,168	11,168	11,168	—	—
Loans, net of deferred fees and costs	20,159,004	19,903,681	—	—	19,903,681
Derivative assets	36,180	36,180	—	36,180	—
Financial liabilities
Trading account liabilities	10,370	10,370	—	10,370	—
Non-interest bearing deposits	5,870,570	5,870,570	—	5,870,570	—
Interest bearing deposits	15,080,322	15,087,630	—	15,087,630	—
Federal funds purchased and securities sold under repurchase agreements	164,946	164,946	164,946	—	—
Salary stock units	154	154	154	—	—
Long-term debt	2,106,980	2,182,002	—	2,182,002	—
Derivative liabilities	$38,354	38,354	—	35,829	2,525

	December 31, 2013
(in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$469,630	469,630	469,630	—	—
Interest bearing funds with Federal Reserve Bank	644,528	644,528	644,528	—	—
Interest earning deposits with banks	24,325	24,325	24,325	—	—
Federal funds sold and securities purchased under resale agreements	80,975	80,975	80,975	—	—
Trading account assets	6,113	6,113	—	6,113	—
Mortgage loans held for sale	45,384	45,384	—	45,384	—
Other loans held for sale	10,685	10,685	—	—	10,685
Investment securities available for sale	3,199,358	3,199,358	26,716	3,170,292	2,350
Private equity investments	29,360	29,360	—	1,615	27,745
Mutual funds held in Rabbi Trusts	11,246	11,246	11,246	—	—
Loans, net of deferred fees and costs	20,057,798	19,763,708	—	—	19,763,708
Derivative assets	40,004	40,004	—	40,004	—
Financial liabilities
Trading account liabilities	1,763	1,763	—	1,763	—
Non-interest bearing deposits	5,642,751	5,642,751	—	5,642,751	—
Interest bearing deposits	15,234,039	15,244,020	—	15,244,020	—
Federal funds purchased and securities sold under repurchase agreements	148,132	148,132	148,132	—	—
Salary stock units	1,764	1,764	1,764	—	—
Long-term debt	2,033,141	2,095,720	—	2,095,720	—
Derivative liabilities	$42,142	42,142	—	39,436	2,706

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
From time to time, Synovus utilizes interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of March 31, 2014 and December 31, 2013, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.
Synovus is party to master netting arrangements with its dealer counterparties; however, Synovus does not offset assets and liabilities under these arrangements for financial statement presentation purposes.
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

Cash Flow Hedges
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of March 31, 2014, there were no cash flow hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus expects to reclassify from accumulated other comprehensive income (loss) $447 thousand of interest expense during the next twelve months as amortization of deferred losses are recorded.
Synovus did not terminate any cash flow hedges during 2014 or 2013. The remaining unamortized deferred net loss balance of all previously terminated cash flow hedges at March 31, 2014 and December 31, 2013 was $(1.5) million and $(1.6) million, respectively.
Fair Value Hedges
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair value of various fixed rate liabilities due to changes in the benchmark interest rate, LIBOR. Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of March 31, 2014, there were no fair value hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus did not terminate any fair value hedges during 2014 or 2013. The remaining unamortized deferred net gain balance on all previously terminated fair value hedges at March 31, 2014 and December 31, 2013 was $9.9 million and $10.7 million, respectively. Synovus expects to reclassify from hedge-related basis adjustment, a component of long-term debt, $3.1 million of the deferred gain balance on previously terminated fair value hedges as a reduction to interest expense during the next twelve months as amortization of deferred gains is recorded.
Customer Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' consolidated balance sheet. Fair value changes are recorded in non-interest income in Synovus' consolidated statements of income. As of March 31, 2014, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.14 billion, a decrease of $38.5 million compared to December 31, 2013.
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

At March 31, 2014 and December 31, 2013, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers, in the amount of $88.0 million and $65.0 million, respectively. The fair value of these commitments resulted in a gain of $649 thousand and $51 thousand for the three months ended March 31, 2014 and 2013, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At March 31, 2014 and December 31, 2013, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $107.0 million and $92.0 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans resulted in a loss of $(969) thousand and $(140) thousand for the three months ended March 31, 2014 and 2013, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
Collateral Contingencies
Certain derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. As Synovus’ current rating is below investment grade, Synovus is required to post collateral, as required by each agreement, against these positions. Additionally, as of June 10, 2013, the CCC became mandatory for certain trades as required under the Dodd-Frank Act. These derivative transactions also carry collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As trades are migrated to the CCC, dealer counterparty exposure will be reduced, and higher notional amounts of Synovus' derivative instruments will be housed at the CCC, a highly regulated and well-capitalized entity. As of March 31, 2014, collateral totaling $72.4 million consisting of Federal funds sold was pledged to the derivative counterparties, including $3.3 million with the CCC, to comply with collateral requirements.
The impact of derivative instruments on the consolidated balance sheets at March 31, 2014 and December 31, 2013 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
(in thousands)	Location on Consolidated Balance Sheet	March 31, 2014	December 31, 2013	Location on Consolidated Balance Sheet	March 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$34,924	38,482	Other liabilities	$35,775	39,436
Mortgage derivatives	Other assets	1,256	1,522	Other liabilities	54	—
Visa derivative		—	—	Other liabilities	2,525	2,706
Total derivatives not designated as hedging instruments		$36,180	40,004		$38,354	42,142

The pre-tax effect of fair value hedges on the consolidated statements of income for the three months ended March 31, 2014 and 2013 is presented below.

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
(in thousands)		Three Months Ended March 31,
Derivatives not designated as hedging instruments		2014	2013
Interest rate contracts(1)	Other non-interest income	$104	121
Mortgage derivatives(2)	Mortgage banking income	(320)	(89)
Total		$(216)	32

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third party investors.
During the three months ended March 31, 2014 and 2013, Synovus also reclassified $774 thousand and $914 thousand, respectively, from hedge-related basis adjustment, a component of long-term debt, as a reduction to interest expense. These deferred gains relate to hedging relationships that have been previously terminated and are reclassified into earnings over the remaining life of the hedged items.

Note 11- Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Basic Net Income Per Common Share:
Net income available to common shareholders	$45,857	14,798
Weighted average common shares outstanding	972,522	787,043
Basic net income per common share	0.05	0.02

Diluted Net Income Per Common Share:
Net income available to common shareholders	45,857	14,798
Weighted average common shares outstanding	972,522	787,043
Potentially dilutive shares from assumed exercise of securities or other contracts to purchase Common Stock	4,005	123,792
Weighted average diluted common shares	976,527	910,835
Diluted net income per common share	0.05	0.02

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
As of March 31, 2014 and 2013, there were 24.5 million and 28.6 million, respectively, potentially dilutive shares related to Common Stock options and Warrants to purchase shares of Common Stock that were outstanding during 2014 and 2013, but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.
Note 12 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At March 31, 2014, Synovus had a total of 50,717,561 shares of its authorized but unissued Common Stock reserved for future grants under the 2013 Omnibus Plan. The 2013 Omnibus Plan authorizes 60,000,000 common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units) count as 2 share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. The Plan permits grants of share-based compensation including stock options, non-vested shares, and restricted share units. The grants generally include vesting periods ranging from two to five years and contractual terms of 10 years. Stock options are granted at exercise prices which equal the fair value of a share of common stock on the grant-date. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
Share-based Compensation Expense
Share-based compensation costs associated with employee grants are recorded as a component of salaries and other personnel expense in the consolidated statements of income. Share-based compensation costs associated with grants made to non-employee directors of Synovus are recorded as a component of other operating expenses. Share-based compensation expense for service-based awards is recognized net of estimated forfeitures for plan participants on a straight-line basis over the vesting period. Total share-based compensation expense was $2.2 million for the three months ended March 31, 2014 and $1.8 million for the three months ended March 31, 2013.

Stock Options
No stock option grants were made during the three months ended March 31, 2014. At March 31, 2014, there were 21,421,796 options to purchase shares of Common Stock outstanding with a weighted average exercise price of $6.87.
Restricted Share Units, Performance Share Units and Market Restricted Share Units
During the three months ended March 31, 2014, Synovus awarded 2,658,234 restricted share units that have a service-based vesting period of three years and awarded 403,485 performance share units that vest upon service conditions and performance conditions. Synovus also granted 605,229 market restricted share units during the three months ended March 31, 2014. The weighted average grant-date fair value of the awarded restricted share units, performance share units and market restricted share units was $3.40 per share. At March 31, 2014, including dividend equivalents granted, there were 7,619,320 restricted share units, performance share units and market restricted share units outstanding with a weighted average grant-date fair value of $2.91.
During the three months ended March 31, 2014, Synovus also granted 53,740 salary stock units to senior management, which vested and were expensed immediately upon grant. Compensation expense is initially determined based on the number of salary stock units granted and the market price of Common Stock at the grant date. Subsequent to the grant date, compensation expense is recorded for changes in Common Stock market price. The total fair value of salary stock units granted during the three months ended March 31, 2014 was $154 thousand. The salary stock units granted during 2014 are classified as liabilities and will be settled in cash on January 15, 2015.
Note 13 - Income Taxes
The valuation allowance for deferred tax assets was $14.8 million and $14.6 million at March 31, 2014 and December 31, 2013, respectively.  The $200 thousand increase in the valuation allowance from December 31, 2013 to March 31, 2014 is related to certain state income tax credits earned that are available to reduce future tax liability through the tax year 2019 and are expected to expire before they can be utilized.  Management assesses the need for a valuation allowance for deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.  Based on the assessment of all of the positive and negative evidence at March 31 2014, management has concluded that it is more likely than not that $712.1 million of the net deferred tax asset will be realized based upon future taxable income.
Synovus expects to realize substantially all of the $712.1 million in net deferred tax assets well in advance of the statutory carryforward period. At March 31, 2014, $194.5 million of existing deferred tax assets are not related to net operating losses or credits and therefore, have no expiration dates. Approximately $422.7 million of the remaining deferred tax assets relate to federal net operating losses which expire in years beginning in 2028 through 2032. Additionally, $62.1 million of the deferred tax assets relate to state NOLs which will expire in installments annually through the tax year 2034. Tax credit carryforwards at March 31, 2014 include federal alternative minimum tax credits totaling $22.9 million, which have an unlimited carryforward period. Other federal and state tax credits at March 31, 2014 total $24.7 million and have expiration dates through the tax year 2034.
The valuation allowance could fluctuate in future periods based on management's assessment of the positive and negative evidence. Management's conclusion at March 31, 2014 that it is more likely than not that the net deferred tax assets of $712.1 million will be realized is based upon management's estimate of future taxable income. Management's estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on Synovus' financial condition or results of operations.
Synovus is subject to income taxation in the United States and various state jurisdictions.  Synovus' federal income tax return is filed on a consolidated basis, while state income tax returns are filed on both a consolidated and separate entity basis. Currently, no years for which Synovus filed a Federal income tax return are under examination by the IRS. A state tax examination by the Tennessee Department of Revenue is currently in progress. Synovus is no longer subject to income tax examinations by the IRS for years before 2009, and excluding certain limited exceptions, Synovus is no longer subject to income tax examinations by state and local income tax authorities for years before 2008. Although Synovus is unable to determine the ultimate outcome of current and future examinations, Synovus believes that the liability recorded for uncertain tax positions is adequate.
Note 14 - Legal Proceedings
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of March 31, 2014 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
In addition, where Synovus determines that there is a reasonable possibility of a loss in respect of legal matters, including those legal matters described below, Synovus considers whether it is able to estimate the total reasonably possible loss or range of loss. An event is reasonably possible if the chance of the future event or events occurring is more than remote but less than likely. An event is remote if the chance of the future event occurring is slight. In many situations, Synovus may be unable to estimate reasonably possible losses due to the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. For those legal matters where Synovus is able to estimate a range of reasonably possible losses, management currently estimates the aggregate range from our outstanding litigation, including, without limitation, the matters described below, is from zero to $25 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be higher. As there are further developments in these legal matters, Synovus will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations for any particular period.
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
Securities Class Action
On July 7, 2009, the City of Pompano Beach General Employees' Retirement System filed suit against Synovus, and certain of Synovus' current and former officers, in the United States District Court, Northern District of Georgia (Civil Action File No. 1:09-CV-1811) (the “Securities Class Action”); and on June 11, 2010, Lead Plaintiffs, the Labourers' Pension Fund of Central and Eastern Canada and the Sheet Metal Workers' National Pension Fund, filed an amended complaint alleging that Synovus and the named individual defendants misrepresented or failed to disclose material facts that artificially inflated Synovus' stock price in violation of the federal securities laws. Lead Plaintiffs' allegations are based on purported exposure to Synovus' lending relationship with the Sea Island Company and the impact of such alleged exposure on Synovus' financial condition. Lead Plaintiffs in the Securities Class Action seek damages in an unspecified amount. On May 19, 2011, the Court ruled that the amended complaint failed to satisfy the mandatory pleading requirements of the Private Securities Litigation Reform Act. The Court also ruled that Lead Plaintiffs would be allowed the opportunity to submit a further amended complaint. Lead Plaintiffs served their second amended complaint on June 27, 2011. Defendants filed a Motion to Dismiss that complaint on July 27, 2011. On March 22, 2012, the Court granted in part and denied in part that Motion to Dismiss. On April 19, 2012, the Defendants filed a motion requesting that the Court reconsider its March 22, 2012 order. On September 26, 2012, the Court issued a written order denying the Motion for Reconsideration. Defendants filed their answer to the second amended complaint on May 21, 2012. On March 7, 2013, the Court granted Lead Plaintiffs' motion for class certification. On May 23, 2013, the 11th Circuit Court of Appeals granted Defendants permission to appeal the District Court’s certification of the class. On October 4, 2013, the Lead Plaintiffs and the Defendants reached a settlement-in-principle to settle the Securities Class Action. Under the settlement-in-principle, the Defendants shall cause to be paid $11.8 million to the Lead Plaintiffs (the “Securities Class Action Settlement Payment”) in exchange for broad releases, dismissal with prejudice of the Securities Class Action and other material and customary terms and conditions. On March 17, 2014, the Lead Plaintiffs filed a motion with the District Court for preliminary approval of the Securities Class Action Settlement Payment, which motion remains pending. Synovus expects that, subject to execution of an appropriate release of the Defendants’ insurance carriers and other customary acknowledgments by the Defendants, the Securities Class Action Settlement Payment will be fully covered by insurance. There can be no assurance that the settlement-in-principle will be approved by the District Court. In the event the settlement-in-principle of the Securities Class Action is not approved by the District Court and finally settled, Synovus and the individually named defendants collectively intend to vigorously defend themselves against the Securities Class Action.
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
Assertion of Overdraft Fees as Interest Litigation
Synovus Bank was also named as a defendant in a putative state-wide class action in which the plaintiffs allege that overdraft fees charged to customers constitute interest and, as such, are usurious under Georgia law. The case, Griner et. al. v. Synovus Bank, et. al. was filed in Gwinnett County State Court (State of Georgia) on July 30, 2010, and asserts claims for usury, conversion and money had and received for alleged injuries suffered by the plaintiffs as a result of Synovus Bank's assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards used to access customer accounts ("the Griner Overdraft Litigation"). Plaintiffs contend that such overdraft charges constitute interest and are therefore subject to Georgia usury laws. Synovus Bank contends that such overdraft charges constitute non-interest fees and charges under both federal and Georgia law and are otherwise exempt from Georgia usury limits. On September 1, 2010, Synovus Bank removed the case to the United States District Court for the Northern District of Georgia, Atlanta Division. The plaintiffs filed a motion to remand the case to state court. On July 22, 2011, the federal court entered an order granting plaintiffs' motion to remand the case to the Gwinnett County State Court. Synovus Bank subsequently filed a motion to dismiss. On February 22, 2012, the state court entered an order denying the motion to dismiss. On March 1, 2012, the state court signed and entered a certificate of immediate review thereby permitting Synovus Bank to petition the Georgia Court of Appeals for a discretionary appeal of the denial of the motion to dismiss. On March 12, 2012, Synovus Bank filed its application for interlocutory appeal with the Georgia Court of Appeals. On April 3, 2012, the Georgia Court of Appeals granted Synovus Bank's application for interlocutory appeal of the state court's order denying Synovus Bank's motion to dismiss. On April 11, 2012, Synovus Bank filed its notice of appeal. Oral arguments were heard in the case on September 19, 2012. On March 28, 2013, the Georgia Court of Appeals entered an order affirming the denial of Synovus Bank's motion to dismiss and remanding the case back to the State Court of Gwinnett County for further proceedings. On April 8, 2013, Synovus Bank filed a motion requesting that the Court of Appeals reconsider its March 28, 2013 order. On April 11, 2013, the Court of Appeals entered an order denying Synovus Bank's motion for reconsideration. On April 19, 2013, Synovus Bank filed a notice of its intent to petition the Supreme Court of Georgia for a writ of certiorari. On May 1, 2013, Synovus Bank filed a petition for writ of certiorari with the Supreme Court of Georgia. On October 7, 2013, the Supreme Court of Georgia accepted certiorari and vacated the March 28, 2013 order of the Georgia Court of Appeals instanter with direction that the Court of Appeals remand the case to the trial court for further consideration in light of the effect, if any, of the July 3, 2013 Declaratory Order issued by the Georgia Department of Banking and Finance, which declares that to provide parity with national banks, overdraft fees imposed by state-chartered banks in connection with deposit accounts are not subject to Georgia’s usury laws. The trial court held a hearing for consideration of this issue on November 21, 2013, and a decision is pending.
On February 3, 2014, the Gwinnett County State Court (State of Georgia) issued an order preliminarily approving the proposed settlement (the “Griner Settlement”) by and among Synovus Financial Corp. and Synovus Bank (collectively referred to herein as “Synovus”), and the plaintiffs in the Griner Overdraft Litigation. Under the terms of the Griner Settlement, Synovus has agreed to (1) establish a fund to pay eligible class member claims and (2) pay an agreed-upon amount of fees to counsel for the plaintiffs in the Griner Overdraft Litigation. In exchange, each purported class member in the Griner Overdraft Litigation will give Synovus a full and final general release of all claims alleged or that could be alleged in the Griner Overdraft Litigation. The final fairness hearing on the settlement is scheduled for May 20, 2014.
ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this Report, the words “Synovus,” “the Company,” “we,” “us,” and “our” refer to Synovus Financial Corp. together with Synovus Bank and Synovus' other wholly-owned subsidiaries, except where the context requires otherwise.
FORWARD-LOOKING STATEMENTS
Certain statements made or incorporated by reference in this Report which are not statements of historical fact including those under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report, constitute forward-looking statements within the meaning of, and subject to the protections of, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements include statements with respect to Synovus' beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, many of which are beyond Synovus' control and which may cause Synovus' actual results, performance or achievements or the commercial banking industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.
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

(12)
the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations, or other supervisory actions or directives and any necessary capital initiatives;

(13)
the impact of the Dodd-Frank Act, the capital requirements promulgated by the Basel Committee on Banking Supervision and other recent and proposed changes in governmental policy, laws and regulations, including proposed and recently enacted changes in the regulation of banks and financial institutions, or the interpretation or application thereof, including restrictions, increased capital requirements, limitations and/or penalties arising from banking, securities and insurance laws, enhanced regulations and examinations and restrictions on compensation;

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
growth and sustain our operations and the operations of Synovus Bank;

(18)	the risk that we may be unable to pay dividends on our Common Stock or Series C Preferred Stock or Synovus Bank may be unable to pay dividends to us;

(19)	the risk that for our deferred tax assets, we may be required to increase the valuation allowance in future periods, or we may not be able to realize the deferred tax assets in the future;

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

(24)	the effects of any damages to Synovus' reputation resulting from developments related to any of the items identified above; and

(25)
other factors and other information contained in this Report, other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in “Part I-Item 1A. Risk Factors” of Synovus' 2013 Form 10-K.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I-Item 1A. Risk Factors” and other information contained in Synovus' 2013 Form 10-K and our other periodic filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, that we file from time to time with the SEC. All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. You should not place undue reliance on any forward-looking statements since those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking information and statements, whether written or oral, to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.
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
The following financial review summarizes the significant trends affecting Synovus’ results of operations and financial condition for the three months ended March 31, 2014 and 2013, respectively. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2013 Form 10-K.

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

•
Credit Quality, Capital Resources and Liquidity—Discusses credit quality, market risk, capital resources, and liquidity, as well as performance trends. It also includes a discussion of liquidity policies, how Synovus obtains funding, and related performance.

•	Additional Disclosures—Provides comments on additional important matters including other contingencies, critical accounting policies and non-GAAP financial measures used within this Report.
A reading of each section is important to understand fully the nature of our financial performance.
ECONOMIC OVERVIEW
After a year-end announcement by the Federal Reserve Bank that a tapering of the Quantitative Easing program lifted the country's economic optimism, new year enthusiasm was quickly tempered as record storms affected the country in January and February, impacting several metrics pertaining to manufacturing, sales, heating costs, and distribution. However, the second half of the quarter exhibited a strong bounce-back that most likely included suppressed demand from the first half of the quarter. The final fourth quarter 2013 GDP estimate of 2.6% was delivered in March, and the Federal Reserve stayed on pace to finalize the asset purchase component of quantitative easing by the end of the year.
Unemployment at quarter-end remained unchanged at 6.7% from year-end 2013; overall, there were slight labor force gains in the US, reversing the trends seen at the end of 2013. Many Synovus markets exhibited increases in unemployment rates, yet most of these fluctuations were related to increasing labor force numbers chasing organic job creation, particularly in Synovus' Florida markets. Synovus markets in Georgia and Tennessee experienced lower unemployment rates produced by higher declines in labor force relative to declines in employment. Synovus' South Carolina markets showed the largest drops in unemployment rates due to a combination of declining labor force figures and increasing job creation numbers. Within the Synovus footprint Metropolitan Statistical Areas (MSA), the lowest unemployment rate for the first quarter of 2014 was 4.5% in the Crestview-Fort Walton Beach-Destin, Florida MSA, with Greenville-Anderson-Mauldin, South Carolina MSA trailing at 4.6%. The highest Synovus MSA unemployment rate was 9% in the Dalton, Georgia MSA (though this market exhibited a 190+ bps improvement year over year).
The Conference Board Consumer Confidence Index ended the quarter at 82.3, surpassing a recent 81.8 peak set in August 2013. Consumer spending was muted by winter storms but recovered by the end of the quarter. Automobile sales reached an annualized level of 16.4 million units in March, a level which exceeded even the most optimistic estimates for the month and which likely included pent-up demand from January and February. The National Federation of Independent Businesses Small Business Optimism Index progressed from a 2013 year-end reading of 92.5 to a March reading of 93.4, showing that initial concerns regarding 2014 conditions and the ramifications of the Affordable Care Act have been somewhat mitigated.
Although the Federal Reserve began tapering its Treasury and Mortgage Backed Securities purchases early in the year, thirty-year, fixed-rate mortgages ultimately decreased to a rate of 4.56% by the end of March, after reaching a quarter high of 4.76% in January. The pace of permitting in residential construction (including multi-family) continued to decline, as evidenced by reductions in permit volume in many MSAs within the Synovus footprint. Median single family home sale prices generally increased year-over-year during the quarter (9.9% annualized), though the pace slowed substantially since peak quarters in 2013. Average single family prices are increasing at an annualized rate of 7.7% nationally. The Case-Shiller 10 and 20 City Composite indices both show positive gains of 13.5% and 13.2% annualized, respectively.
Commercial real estate continued its recovery as asset values pushed higher, particularly in the multi-family and industrial/warehouse sectors where capitalization rates are at or near historical lows and rents have generally exceeded pre-recession levels. The hospitality segment continued its recovery during the first quarter, specifically in Atlanta, where gains were realized in occupancies, revenues, and bookings. Premium pricing for major metro market properties has pushed investors seeking adequate yields towards secondary markets and major inland transportation hubs. There is some general concern in the office sector, specifically the medical subsector where the impact of the Affordable Care Act is unclear. Expense control by hospitals and the consolidation of independent physician practices could result in an oversupply of vacant medical office space. On the whole, both office and retail properties should exhibit slow but positive progress throughout the remainder of 2014, as they did in the first quarter. Although Synovus' Florida markets lead the company in CRE metric gains and job creation, Synovus' South Carolina markets are yielding impressive returns, primarily due to port growth, manufacturing, and logistics. Nashville has experienced strong gains in its hospitality sector and currently has the lowest multifamily vacancy rate in the footprint at 4.1%.
Geopolitical events seemed to be concentrated in Russia throughout the quarter, first with the Winter Olympic Games and then with the mounting, and still unresolved, political unrest in Ukraine. The economy in Europe continues to be burdened by a struggle between creditor and debtor members, with improved productivity and growth in some areas but nagging unemployment and expense concerns in others. Japan recently increased a nationwide sales tax from 5% to 8%, but did not expand its loose monetary policy to compensate for the hike, due to its improving economy. China’s economy is slowing in time with decreased worldwide demand, with estimates of its first quarter GDP at 7.3%. There is concern that Federal Reserve policy actions will impact developing economies over the course of 2014. At this time, Synovus does not have direct exposure to global markets, but it will continue to monitor the impact of international developments on domestic economic activity and will determine the most appropriate strategies to pursue.

DISCUSSION OF RESULTS OF OPERATIONS
Consolidated Financial Highlights
A summary of Synovus’ financial performance for the three months ended March 31, 2014 and 2013 is set forth in the table below.

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2014	2013	Change
Net interest income	200,514	199,814	0.4%
Provision for loan losses	9,511	35,696	(73.4)
Non-interest income	70,182	64,721	8.4
Non-interest expense	184,161	182,286	1.0
Adjusted non-interest expense(1)	167,060	163,804	2.0
Income before income taxes	77,024	46,553	65.5
Adjusted pre-tax, pre-credit costs income(1)	96,516	100,686	(4.1)
Net income available to common shareholders	45,857	14,798	209.9
Net income per common share, basic	0.05	0.02	150.8
Net income per common share, diluted	0.05	0.02	189.0
Net interest margin	3.39%	3.43	(4) bps
Net charge-off ratio	0.30	1.18	(88) bps

	March 31, 2014	December 31, 2013	Sequential Quarter Change	March 31, 2013	Year Over Year Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$20,159,004	20,057,798	101,206	$19,367,887	791,117
Total deposits	20,950,891	20,876,790	74,101	20,561,193	389,698
Core deposits(1)	19,584,952	19,782,788	(197,836)	19,228,561	356,391
Core deposits excluding time deposits(1)	16,364,879	16,284,588	80,291	15,746,365	618,514

Non-performing assets ratio	2.46%	2.67	(21) bps	3.47%	(101) bps
Past due loans over 90 days	0.03	0.02	1 bp	0.03	—

Tier 1 capital	$2,430,790	2,351,493	79,297	$2,866,490	(435,700)
Tier 1 common equity(1)	2,294,810	2,215,631	79,179	1,896,485	398,325
Total risk-based capital	2,981,130	2,900,865	80,265	3,493,091	(511,961)
Tier 1 capital ratio	10.85%	10.54	31 bps	13.50%	(265) bps
Tier 1 common equity ratio(1)	10.24	9.93	31 bps	8.93	131 bps
Total risk-based capital ratio	13.31	13.00	31 bps	16.45	(314) bps
Total shareholders’ equity to total assets ratio	11.34	11.25	9 bps	13.65	(231) bps
Tangible common equity to tangible assets ratio(1)	10.78	10.68	10 bps	9.89	89 bps

(1)	See reconciliation of “Non-GAAP Financial Measures” in this Report.
Results for the Three Months Ended March 31, 2014
For the three months ended March 31, 2014, net income available to common shareholders was $45.9 million, or $0.05 per diluted common share, compared to net income available to common shareholders of $35.9 million, or $0.04 per diluted common share, for the three months ended December 31, 2013, and net income available to common shareholders of $14.8 million, or $0.02 per diluted common share, for the three months ended March 31, 2013. The first quarter of 2014 results include a $5.8 million net gain from the Memphis transaction, a $3.1 million gain on a branch property sale, and $8.6 million in restructuring charges. The fourth quarter of 2013 included $10.0 million in litigation loss contingency expense and $3.8 million in restructuring charges, while the first quarter of 2013 included restructuring charges of $4.9 million.

The first quarter of 2014 results reflect continued broad-based improvement in credit quality. Credit costs continued to decline and totaled $17.6 million for the three months ended March 31, 2014, compared to $22.3 million for the three months ended December 31, 2013 and $49.3 million for the three months ended March 31, 2013. Net charge-offs for the three months ended March 31, 2014 totaled $15.2 million or 0.30% of average loans annualized, down from $25.1 million or 0.51% of average loans annualized for the three months ended December 31, 2013 and $57.3 million or 1.18% of average loans annualized for the three months ended March 31, 2013.  NPL inflows were $35.5 million for the three months ended March 31, 2014, down from $41.2 million for the three months ended December 31, 2013, and down 57.7% from $83.9 million for the three months ended March 31, 2013. Total non-performing assets declined $41.4 million from $539.6 million at December 31, 2013 to $498.2 million at March 31, 2014, and declined $179.4 million, or 26.5%, from March 31, 2013.
Adjusted pre-tax, pre-credit costs income (which excludes provision for loan losses, other credit costs, restructuring charges, litigation loss contingency expense, securities gains and losses, gain on Memphis transaction, and certain other items) increased $262 thousand or 0.3% to $96.5 million for the three months ended March 31, 2014, compared to $96.3 million for three months ended December 31, 2013, and declined 4.1% compared to $100.7 million for the three months ended March 31, 2013. The sequential quarter increase of $262 thousand in adjusted pre-tax, pre-credit costs income was primarily driven by a $3.1 million gain from a branch property sale which helped offset the impact of fewer calendar days. The decrease of $4.2 million in adjusted pre-tax, pre-credit costs income compared to the three months ended March 31, 2013 was driven by a $3.4 million decrease in mortgage banking income and a $3.3 million increase in adjusted non-interest expense (primarily due to higher FDIC expense, higher employee incentive expense, and expense associated with additional investments in technology). See reconciliation of "Non-GAAP Financial Measures" in this Report.
The net interest margin for the three months ended March 31, 2014 was 3.39%, up 1 basis point from the prior quarter and down 4 basis points compared to 3.43%, for the three months ended March 31, 2013. Earning asset yields increased by 1 basis point compared to the three months ended December 31, 2013 while the effective cost of funds was unchanged.
At March 31, 2014, total loans outstanding were $20.16 billion, a sequential quarter increase of $101.2 million, or 2.0% annualized. Excluding the impact from the Memphis transaction, loans grew $190.8 million , or 3.9%, annualized. See reconciliation of "Non-GAAP Financial Measures" in this Report. Synovus experienced strong loan growth in key markets including Atlanta, Tampa, Jacksonville, Orlando, and Charleston.
At March 31, 2014, total deposits were $20.95 billion, a sequential quarter increase of $74.1 million, or 1.4% annualized. Excluding the impact from the Memphis transaction, deposits increased $265.4 million or 5.2% annualized compared to December 31, 2013. Core deposits, excluding time deposits and the impact from the Memphis transaction, increased $232.5 million or 5.8% compared to December 31, 2013. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Total shareholders' equity was $3.00 billion at March 31, 2014, compared to $2.95 billion at December 31, 2013.
Recent Developments
On April 24, 2014, at Synovus' 2014 Annual Shareholders' Meeting ("Annual Meeting"), Synovus’ shareholders approved a proposal authorizing Synovus’ Board of Directors to effect a one-for-seven reverse stock split of Synovus’ common stock. Following the Annual Meeting, Synovus’ Board of Directors authorized the one-for-seven reverse stock split.  The reverse stock split will become effective on May 16, 2014, and Synovus' shares of common stock will begin trading on a post-split basis on the New York Stock Exchange (NYSE) at the opening of trading on May 19, 2014. Share and per share amounts included in this Report have not been restated to reflect the approval of the one-for-seven reverse stock split because the split will not be effective until after the filing of this Report.
Additionally, on April 24, 2014, Synovus’ shareholders also approved an amendment to Synovus’ articles of incorporation to increase the number of authorized shares of Synovus’ common stock from 1.2 billion shares to 2.4 billion shares. Synovus effected the increase in the number of authorized shares on April 24, 2014. Upon the effective date of the reverse stock split, the number of Synovus’ authorized shares of common stock will be proportionately reduced from 2.4 billion shares to 342.9 million shares.
Changes in Financial Condition
During the three months ended March 31, 2014, total assets increased $233.8 million from $26.20 billion at December 31, 2013 to $26.44 billion. The principal components of this increase were an increase of $240.2 million in interest bearing funds with the Federal Reserve Bank due to increases in deposits and borrowings and a $101.2 million increase in loans, net of deferred fees and costs. These increases were partially offset by a $67.0 million decrease in investment securities available for sale and a $32.5 million decrease in net deferred tax assets.

Loans
The following table compares the composition of the loan portfolio at March 31, 2014, December 31, 2013, and March 31, 2013.

(dollars in thousands)	March 31, 2014	December 31, 2013	Reported March 31, 2014 vs. December 31, 2013 % Change(1)	March 31, 2014 vs. December 31, 2013 % Change Excluding Impact from Memphis Transaction(1)(2)	March 31, 2013	March 31, 2014 vs. March 31, 2013 % Change
Investment properties	$4,698,469	4,603,754	8.3%	9.1%	$4,406,695	6.6%
1-4 family properties	1,113,012	1,156,471	(15.2)	(13.5)	1,251,502	(11.1)
Land acquisition	674,678	705,333	(17.6)	(17.2)	764,438	(11.7)
Total commercial real estate	6,486,159	6,465,558	1.3	2.2	6,422,635	1.0
Commercial, financial and agricultural	5,505,577	5,490,214	1.1	2.0	5,206,956	5.7
Owner-occupied	3,773,656	3,795,439	(2.3)	0.1	3,780,129	(0.2)
Small business	783,143	687,216	56.6	60.4	553,056	41.6
Total commercial and industrial	10,062,376	9,972,869	3.6	5.3	9,540,141	5.5
Home equity lines	1,601,757	1,587,541	3.6	6.5	1,508,507	6.2
Consumer mortgages	1,504,213	1,519,068	(4.0)	1.3	1,394,853	7.8
Credit cards	253,149	256,846	(5.8)	(5.8)	251,618	0.6
Other retail	279,786	284,778	(7.1)	(3.6)	271,685	3.0
Total retail	3,638,905	3,648,233	(1.0)	2.7	3,426,663	6.2
Total loans	20,187,440	20,086,660	2.0	3.8	19,389,439	4.1
Deferred fees and costs, net	(28,436)	(28,862)	(6.0)	(6.0)	(21,552)	31.9
Total loans, net of deferred fees and costs	$20,159,004	20,057,798	2.0%	3.9%	$19,367,887	4.1%

(1) Percentage changes are annualized
(2)Non-GAAP Financial Measure
At March 31, 2014, total loans were $20.16 billion, a sequential quarter increase of $101.2 million or 2.0% on an annualized basis. Excluding the impact from the Memphis transaction, total loans grew $190.8 million from December 31, 2013 or 3.9% annualized. See "Non-GAAP Financial Measures" in this Report for applicable reconciliation.
During the three months ended March 31, 2014, Synovus experienced strong loan growth in key markets including Atlanta, Tampa, Jacksonville, Orlando, and Charleston, and the growth was balanced across the loan portfolio as our diversification strategy (reducing overall concentration in CRE and growing the percentage of C&I loans relative to the total loan portfolio) has been successful and positioned Synovus to selectively grow certain areas of the CRE loan portfolio.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at March 31, 2014 were $16.55 billion or 82.0% of the total loan portfolio compared to $16.44 billion, or 81.9%, at December 31, 2013 and $15.96 billion, or 82.3%, at March 31, 2013.
At March 31, 2014 and December 31, 2013, Synovus had 26 and 25 commercial loan relationships with total commitments of $50 million or more (including amounts funded), respectively. The average funded balance of these relationships at both March 31, 2014 and December 31, 2013 was approximately $65 million.
Commercial and Industrial Loans
The C&I portfolio represents the largest category of Synovus' total loan portfolio and is currently concentrated on small to middle market commercial and industrial lending disbursed throughout a diverse group of industries in the Southeast, including health care and social assistance, finance and insurance, manufacturing, construction, real estate leasing, wholesale trade, and retail trade as shown in the following table. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are primarily originated through Synovus' local market banking divisions and made to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. In accordance with Synovus' uniform lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. Approximately 91% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral.
Total C&I loans at March 31, 2014 were $10.06 billion, or 49.9% of the total loan portfolio compared to $9.97 billion, or 49.7% of the total loan portfolio at December 31, 2013 and $9.54 billion, or 49.2% of the total loan portfolio at March 31, 2013. C&I loans grew $89.5 million or 3.6% annualized from December 31, 2013 as increases in small business and commercial, financial, and agricultural loans outpaced owner-occupied growth. The increase in small business loans was primarily driven by renewals of existing loans which were previously classified as commercial, financial, and agricultural and are now reported as small business loans. During the three months ended March 31, 2014, C&I growth was strong in several key markets and was bolstered by syndications.   At March 31, 2014, approximately three-fourths of the outstanding syndications were for borrowers within our five-state footprint.

Commercial and Industrial Loans by Industry	March 31, 2014		December 31, 2013
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$1,566,287	15.6%	1,527,442	15.3%
Manufacturing	908,083	9.0%	875,875	8.8%
Real estate other	829,294	8.2%	831,482	8.3%
Small business	783,143	7.8%	687,216	6.9%
Retail trade	704,833	7.0%	695,087	7.0%
Wholesale trade	594,306	5.9%	581,144	5.8%
Finance and insurance	557,933	5.6%	550,758	5.5%
Professional, scientific, and technical services	419,289	4.2%	425,596	4.3%
Construction	404,699	4.0%	412,526	4.1%
Accommodation and food services	401,476	4.0%	404,368	4.1%
Real estate leasing	396,310	3.9%	456,492	4.6%
Agriculture, forestry, fishing, and hunting	277,590	2.8%	291,382	2.9%
Educational services	225,978	2.2%	230,193	2.3%
Transportation and warehousing	189,648	1.9%	195,061	2.0%
Mining	184,209	1.8%	201,894	2.0%
Arts, entertainment, and recreation	157,490	1.6%	159,409	1.6%
Other services	855,867	8.5%	878,998	8.8%
Other industries	605,942	6.0%	567,946	5.7%
Total commercial and industrial loans	$10,062,377	100.0%	$9,972,869	100.0%

(1) Loan balance in each category expressed as a percentage of total commercial and industrial loans.
Synovus has actively invested in additional expertise, product offerings, and product quality to provide its C&I clients with increased and enhanced product offerings and customer service. Complementing this investment in C&I, management continues to focus on streamlining and enhancing Synovus' existing product lines, especially for traditional retail, small business, and professional services customers.
The Corporate Banking Group provides lending solutions to larger corporate clients and includes specialty units such as syndications, senior housing, and equipment finance. These units partner with Synovus' local bankers to build relationships across the five-state footprint, as well as the southeastern and southwestern United States. To date, loan syndications consist primarily of loans where Synovus is participating in the credit (versus being the lead bank). Senior housing loans are typically extended to borrowers in the assisted living or skilled nursing facilities sectors. The Corporate Banking Group also originates loans and participates in loans to well-capitalized public companies and larger private companies that operate in the five-state footprint as well as other states in the Southeast. The Equipment Financing Group was formed in late 2013 and is expected to drive loan growth with small, middle, and large commercial banking customers in future periods. The formation of this group further strengthens the equipment financing line of business and signals Synovus' continued commitment to offer a broad range of expertise, products, and services to commercial customers.
At March 31, 2014, $3.77 billion of total C&I loans, or 18.7% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominately secured by owner-occupied properties and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, and time deposits.

At March 31, 2014, $5.51 billion of total C&I loans, or 27.3% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, and other business assets.
At March 31, 2014, $783.1 million of total C&I loans, or 3.9% of the total loan portfolio, represented loans originated for the purpose of financing small business activities. Small business loans are scored using a small business credit scoring model and are generally classified as small business when the business purpose for the loan is less than or equal to $500,000. The primary source of repayment on these loans is revenue generated from products or services offered by the business.
Commercial Real Estate Loans
CRE loans consist of investment properties loans, 1-4 family properties loans, and land acquisition loans. CRE loans are primarily originated through Synovus' local market banking divisions. These loans are subject to the same uniform lending policies referenced above. Total CRE loans, which represent 32.1% of the total loan portfolio at March 31, 2014, were $6.49 billion compared to $6.47 billion or 32.2% of the total loan portfolio at December 31, 2013 and $6.42 billion or 33.1% of the total loan portfolio at March 31, 2013. CRE loans grew $20.6 million or 1.3% annualized from December 31, 2013 and $63.5 million or 1.0% from March 31, 2013 primarily as a result of growth in investment properties loans being partially offset by planned reductions in 1-4 family properties and land acquisition loans.
Investment Properties Loans
Total investment properties loans as of March 31, 2014 were $4.70 billion, or 72.4% of the total CRE portfolio and 23.3% of the total loan portfolio, compared to $4.60 billion or 71.2% of the total CRE portfolio, and 22.9% of the total loan portfolio at December 31, 2013, an increase of $94.7 million or 8.3% annualized primarily due to initiatives to grow this portion of the loan portfolio. Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses, and other commercial development properties. Synovus' investment properties portfolio is well diversified with no concentration by property type, geography (other than the fact that most of these loans are in Synovus' primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida), or tenants. These loans have been underwritten with stressed interest rates and vacancies and are generally recourse in nature with short-term maturities (three years or less) allowing for restructuring opportunities that reduce Synovus' overall risk exposure. The investment properties loans are primarily secured by the property being financed by the loans; however, these loans may also be secured by real estate or other assets beyond the property being financed.
1-4 Family Properties Loans
At March 31, 2014, 1-4 family properties loans totaled $1.11 billion, or 17.2% of the total CRE portfolio and 5.5% of the total loan portfolio, compared to $1.16 billion, or 17.9% of the total CRE portfolio and 5.8% of the total loan portfolio at December 31, 2013. 1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Underwriting standards for these types of loans include stricter approval requirements as well as more stringent underwriting standards than current regulatory guidelines. Construction and residential development loans are generally interest-only loans and typically have maturities of three years or less, and 1-4 family rental properties generally have maturities of three to five years, with amortization periods of up to fifteen to twenty years. Although housing and real estate markets in the five southeastern states within Synovus' footprint have stabilized, Synovus has actively worked to reduce its exposure to these types of loans primarily through asset dispositions and charge-offs.
Land Acquisition Loans
Total land acquisition loans were $674.7 million at March 31, 2014, or 3.3% of the total loan portfolio, a decline of $30.7 million or 17.6% annualized from December 31, 2013. Land acquisition loans are secured by land held for future development, typically in excess of one year. These loans have short-term maturities and are typically unamortized. Land securing these loans is substantially within the Synovus footprint, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). Generally, the maximum loan-to-value at the time of origination or refinancing is aligned with regulatory requirements. Synovus has actively worked to reduce its exposure to these types of loans primarily through asset dispositions and charge-offs.

Retail Loans
Retail loans at March 31, 2014 totaled $3.64 billion, representing 18.0% of the total loan portfolio compared to $3.65 billion, or 18.1% of the total loan portfolio at December 31, 2013 and $3.43 billion or 17.7% of the total loan portfolio at March 31, 2013. Excluding the impact from the Memphis transaction, total retail loans increased by $24.1 million or 2.7% annualized from December 31, 2013 primarily due to targeted efforts around certain products including HELOCs and portfolio mortgages. See "Non-GAAP Financial Measures" in this Report for applicable reconciliation.
The retail loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, HELOCs, credit card, automobile, and other retail loans. The majority of Synovus' retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Credit card loans totaled $253.1 million at March 31, 2014, including $58.5 million of commercial credit card loans. The commercial credit card loans relate to Synovus' commercial and small business customers who utilize corporate credit cards for various business activities.
Retail loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores (most recently measured as of December 31, 2013). As of December 31, 2013, weighted-average FICO scores within the residential real estate portfolio were 768 for HELOC and 720 for consumer mortgages. Conservative debt-to-income ratios (average HELOC debt to income ratio of loans originated) were maintained in the first quarter of 2014 at 30.8%, as compared to 28.6% in the fourth quarter of 2013. HELOC utilization rates (total amount outstanding as a percentage of total available lines) of 61.0% and 61.3% at March 31, 2014 and December 31, 2013, respectively, and loan-to-value ratios based upon prudent guidelines were maintained to ensure consistency with Synovus' overall risk philosophy. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.
Risk levels 1-6 (descending) are assigned based upon a risk score matrix. At least annually, the retail loan portfolio data is sent to a consumer credit reporting agency for a refresh of customers' credit scores. The most recent credit score refresh was completed as of December 31, 2013. Revolving lines of credit are regularly reviewed for any material change in financial circumstances, and when appropriate, the line of credit may be suspended.
Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of the origination date or, if the loan has been refinanced, as of the refinance date, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' retail lending strategy, and Synovus does not currently develop or offer specific higher-risk consumer loans, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of March 31, 2014, it had $147.5 million of higher-risk consumer loans (4.1% of the retail portfolio and 0.7% of the total loan portfolio). Included in this amount is approximately $19 million of accruing TDRs. Synovus makes retail lending decisions based upon a number of key credit risk determinants including credit scores, bankruptcy predictor scores, loan-to-value ratios, and debt-to-income ratios. Prior to 2009, Synovus Mortgage originated Fannie Mae alt-A loans which were generally sold into the secondary market. Synovus Mortgage no longer originates such loans, and as of March 31, 2014, the balance of such loans remaining on the balance sheet was not material.
Other Real Estate
The carrying value of ORE was $110.8 million, $112.6 million, and $155.2 million at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. As of March 31, 2014, the ORE carrying value reflects cumulative write-downs totaling approximately $91 million, or 45% of the related loans' unpaid principal balance. During the three months ended March 31, 2014 and 2013, $12.9 million and $31.2 million, respectively, of loans and other loans held for sale were foreclosed and transferred to ORE at fair value. During the three months ended March 31, 2014 and 2013, Synovus recognized foreclosed real estate expense, net, of $5.7 million and $10.9 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $4.8 million and $8.8 million for the three months ended March 31, 2014 and 2013, respectively.
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
Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of deposits.

Composition of Deposits
(dollars in thousands)	March 31, 2014	%(1)	December 31, 2013	%(1)	March 31, 2013	%(1)
Non-interest bearing demand deposits	$5,870,570	28.0%	$5,642,751	27.0%	$5,152,276	25.1%
Interest bearing demand deposits	3,833,689	18.3	3,969,634	19.0	3,863,174	18.8
Money market accounts, excluding brokered deposits	6,020,118	28.7	6,069,548	29.1	6,127,945	29.8
Savings deposits	640,502	3.1	602,655	2.9	602,970	2.9
Time deposits, excluding brokered deposits	3,220,073	15.4	3,498,200	16.8	3,482,196	16.9
Brokered deposits	1,365,939	6.5	1,094,002	5.2	1,332,632	6.5
Total deposits	$20,950,891	100.0	$20,876,790	100.0	$20,561,193	100.0
Core deposits(2)	$19,584,952	93.5	$19,782,788	94.8	$19,228,561	93.5
Core deposits excluding time deposits(2)	$16,364,879	78.1%	$16,284,588	78.0%	$15,746,365	76.6%

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See reconciliation of “Non-GAAP Financial Measures” in this Report.
Total deposits at March 31, 2014 increased $74.1 million, or 1.4% annualized, from December 31, 2013; excluding the impact of the Memphis transaction, total deposits increased $265.4 million or 5.2% annualized compared to December 31, 2013. Core deposits excluding the impact from the Memphis transaction were flat compared to December 31, 2013 and up $547.7 million or 2.8% compared to March 31, 2013. Non-interest bearing demand deposits as a percentage of total deposits was 28.0% at March 31, 2014, compared to 27.0% at December 31, 2013 and 25.1% at March 31, 2013. See reconciliation of “Non-GAAP Financial Measures” in this Report.
Time deposits of $100,000 and greater at March 31, 2014, December 31, 2013 and March 31, 2013 were $3.01 billion, $2.91 billion, and $3.06 billion respectively, and included brokered time deposits of $1.17 billion, $880.8 million, and $1.13 billion, respectively. These larger deposits represented 14.4%, 13.9%, and 14.9% of total deposits at March 31, 2014, December 31, 2013, and March 31, 2013, respectively, and included brokered time deposits which represented 5.6%, 4.2%, and 5.5% of total deposits at March 31, 2014, December 31, 2013, and March 31, 2013, respectively.
At March 31, 2014, total brokered deposits represented 6.5% of Synovus' total deposits compared to 5.2% and 6.5% of total deposits at December 31, 2013 and March 31, 2013, respectively.

Net Interest Income
The following table summarizes the components of net interest income for the three months ended March 31, 2014 and 2013, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

Net Interest Income	Three Months Ended March 31,
(in thousands)	2014	2013
Interest income	$228,382	230,391
Taxable-equivalent adjustment	455	618
Interest income, taxable equivalent	228,837	231,009
Interest expense	27,868	30,577
Net interest income, taxable equivalent	$200,969	200,432

Non-interest Income
Total reported non-interest income for the three months ended March 31, 2014 was $70.2 million, up from the same period a year ago by $5.5 million or 8.4%. Adjusted non-interest income, which excludes net investment securities gains and the current year net gain of $5.8 million from the Memphis transaction, declined $1.6 million or 2.5% compared to the same period a year ago. See reconciliation of "Non-GAAP Financial Measures" in this Report.
The following table shows the principal components of non-interest income.

Non-interest Income	Three Months Ended March 31,
(in thousands)	2014	2013
Service charges on deposit accounts	$19,214	19,521
Fiduciary and asset management fees	11,033	10,971
Brokerage revenue	6,213	7,594
Mortgage banking income	3,511	6,917
Bankcard fees	7,518	7,064
Investment securities gains, net	1,331	45
Other fee income	4,863	5,487
Decrease in fair value of private equity investments, net	(250)	(257)
Gain on sale of Memphis branches, net	5,789	—
Other non-interest income	10,960	7,379
Total non-interest income	$70,182	64,721

Principal Components of Non-interest Income
Service charges on deposit accounts for the three months ended March 31, 2014 were $19.2 million, down $307 thousand or 1.6% compared to the three months ended March 31, 2013. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees for the three months ended March 31, 2014 were $8.4 million compared to $8.5 million for the same period a year earlier. Account analysis fees were $6.0 million, up $477 thousand or 8.7% compared to the three months ended March 31, 2013 primarily due to pricing structure changes. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $4.9 million for the three months ended March 31, 2014, down $617 thousand or 11.3% compared to the same period in 2013.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management and financial planning services. Fiduciary and asset management fees were $11.0 million for the three months ended March 31, 2014, an increase of $62 thousand or 0.6% compared to the same period in 2013.
Brokerage revenue, which consists primarily of brokerage commissions, was $6.2 million for the three months ended March 31, 2014. Compared to the three months ended March 31, 2013, brokerage revenue was down $1.4 million or 18.2%. The year-over-year decline in brokerage revenue is largely due to market uncertainty and the unfavorable impact of severe winter weather on transactions.

Mortgage banking income decreased $3.4 million or 49.2% for the three months ended March 31, 2014, when compared to the same period in 2013. The decline was primarily due to a decrease in mortgage production with a significant decline in refinancing volume that began in the third quarter of 2013. Mortgage banking income is expected to be relatively stable to increasing from first quarter 2014 levels due to continued benefits from strategic talent additions.
Bankcard fees increased $454 thousand or 6.4% for the three months ended March 31, 2014 compared to the same period in 2013. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $3.3 million, up 6.8% for the three months ended March 31, 2014 compared to the same period in 2013. Credit card interchange fees were $5.2 million, up 5.5% for the three months ended March 31, 2014 compared to the same period in 2013.
The gain on sale of Memphis branches consists of a gain, net of associated costs, from the sale of certain loans, premises, deposits, and other assets and liabilities of the Memphis, Tennessee operations of Trust One Bank, a division of Synovus Bank. Please see "Note 3 - Sale of Branches", of this Report for further explanation of this transaction.
Other fee income includes fees for letters of credit, safe deposit box fees, access fees for automated teller machine use, customer swap dealer fees, and other service charges. Other fee income declined $624 thousand or 11.4% for the three months ended March 31, 2014 compared to the same period in 2013. The decline in other fee income was largely due to a decline in customer swap dealer fees.
The main components of other non-interest income are income from company-owned life insurance policies, insurance commissions, card sponsorship fees, and other miscellaneous items. Other non-interest income increased $3.6 million or 48.5% for the three months ended March 31, 2014 compared to the same period in 2013. Other non-interest income for the current year included a $3.1 million gain from the sale of a branch property.
Non-interest Expense
Non-interest expense for the three months ended March 31, 2014 was $184.2 million, up $1.9 million or 1.0% compared to the three months ended March 31, 2013. Adjusted non-interest expense for the three months ended March 31, 2014, which excludes restructuring charges, credit costs, and Visa indemnification charges, increased $3.3 million, or 2.0% compared to the same period in 2013. See "Non-GAAP Financial Measures" in this Report for applicable reconciliation. New expense savings initiatives of approximately $30 million are underway to be fully implemented during 2014. These expense savings initiatives are expected to be offset, however, by investments in talent, technology, and marketing.
The following table summarizes the components of non-interest expense for the three months ended March 31, 2014 and 2013.

Non-interest Expense
	Three Months Ended March 31,
(in thousands)	2014	2013
Salaries and other personnel expense	$93,445	93,917
Net occupancy and equipment expense	26,056	24,167
Third-party services	10,097	9,929
FDIC insurance and other regulatory fees	9,719	8,480
Professional fees	7,677	7,095
Foreclosed real estate expense, net	5,681	10,940
Losses on other loans held for sale, net	2,266	165
Visa indemnification charges	396	37
Restructuring charges	8,577	4,850
Other operating expenses	20,247	22,706
Total non-interest expense	$184,161	182,286

Total employees were 4,646 at March 31, 2014, down 148, or 3.1%, from 4,794 employees at March 31, 2013. Salaries and other personnel expenses decreased $472 thousand, or 0.5%, for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to the decrease in headcount, but partially offset by increases in incentive compensation.
Net occupancy and equipment expense increased $1.9 million, or 7.8%, during the three months ended March 31, 2014 compared to the same period in 2013 reflecting Synovus' recent investments in technology.
FDIC insurance costs and other regulatory fees increased $1.2 million or 14.6% for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to the phase-out from the earnings component measure of the deferred tax asset recapture of $637.5 million recorded in the fourth quarter of 2012.

Professional fees for the three months ended March 31, 2014 were $7.7 million, up $582 thousand or 8.2% compared to the same period in 2013. The increase in professional fees is mostly from increases in consulting expense.
Foreclosed real estate costs of $5.7 million decreased $5.3 million or 48.1% for the three months ended March 31, 2014 compared to the same period in 2013. The decline was largely a result of lower levels of write-downs from declines in fair value of ORE, as well as lower ORE inventory due to a reduction in the level of foreclosures. For further discussion of foreclosed real estate, see the section captioned “Other Real Estate” of this Report.
Losses on other loans held for sale of $2.2 million for the three months ended March 31, 2014 increased $2.1 million compared to the same period a year ago with losses mostly related to the sale of one loan.
Other operating expenses declined $2.5 million for the three months ended March 31, 2014 compared to the same period in 2013. The three months ended March 31, 2014 includes a $2.9 million recovery (credit) upon the termination of a letter of credit which was previously fully reserved.
In January 2014, Synovus announced the planned implementation during 2014 of new expense savings initiatives which are expected to result in annualized cost savings of $30 million. The initiatives include planned workforce reductions as well as planned reductions in occupancy expenses. Synovus began to implement these initiatives during the first quarter of 2014, undertaking the first targeted staff reductions. As a result of these actions, Synovus recorded aggregate restructuring charges of $8.6 million during the three months ended March 31, 2014, consisting primarily of $8.0 million in severance charges related to employees identified for involuntary termination. To complete the implementation of the $30 million expense savings initiative, Synovus expects to incur additional restructuring charges over the nine months ending December 31, 2014. Restructuring charges arising from the implementation of this initiative (and/or other future initiatives) could have a significant impact on Synovus' results of operations of a particular future period.
The projected annualized cost savings of $30 million relate only to the implementation of the above mentioned expense savings initiatives. The projected reduction in expenses during 2014 resulting from the implementation of these initiatives is expected to be fully offset by incremental expenses associated with investments in talent, technology, and marketing. Management currently expects that adjusted non-interest expense for the year ending December 31, 2014 will be approximately the same as in 2013 ($670 million). See "Non-GAAP Financial Measures" in Synovus' 2013 Form 10-K for applicable reconciliation.
Income Tax Expense
Income tax expense was $28.6 million and $17.0 million for the three months ended March 31, 2014 and March 31, 2013, respectively. Synovus expects to record income tax expense during 2014 at an annual effective tax rate of approximately 37%. The actual effective income tax rate in future periods could be affected by items that are infrequent in nature, such as new legislation and changes in the deferred tax asset valuation allowance.
At March 31, 2014, the net deferred tax asset, net of valuation allowance, was $712.1 million compared to $744.6 million million at December 31, 2013. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases, including operating losses and tax credit carryforwards.
Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. Based on the assessment of all the positive and negative evidence at March 31, 2014, management has concluded that it is more likely than not that $712.1 million of the net deferred tax asset will be realized based upon future taxable income.  If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on Synovus' financial condition or results of operations.
Synovus expects to realize the $712.1 million net deferred tax asset well in advance of the statutory carryforward period. At March 31, 2014, $194.5 million of existing deferred tax assets are not related to net operating losses or credits and therefore, have no expiration date. Approximately $422.7 million of the remaining deferred tax assets relate to federal net operating losses, which will expire in installments annually beginning in 2028 through 2032. Additionally, $62.1 million of the deferred tax assets relate to state NOLs which expire in installments through the tax year 2034. Tax credit carryforwards at March 31, 2014 include federal alternative minimum tax credits totaling $22.9 million, which have an unlimited carryforward period. Other federal and state tax credits at March 31, 2014 total $24.7 million and have expiration dates through the tax year 2034.
A legislative proposal has called for lowering the current 35% federal corporate income tax rate. If the corporate income tax rate is lowered, it would reduce the value of the deferred tax assets which would result in additional income tax expense in the period that such lower rate is enacted. Changes in future enacted income tax rates could be significant to Synovus' financial position, results of operations, or cash flows.

The Tax Reform Act of 1986 contains provisions that limit the utilization of NOL carryovers if there has been an “ownership change” as defined in Section 382 of the IRC. In general, this would occur if ownership of common stock held by one or more 5% shareholders increased by more than 50 percentage points over their lowest pre-change ownership within a three year period. If Synovus experiences such an ownership change, the utilization of pre-change NOLs to reduce future federal income tax obligations could be limited. To reduce the likelihood of such an ownership change, Synovus adopted a Rights Plan in 2010 that was ratified by Synovus shareholders in 2011. The Rights Plan, as amended on April 24, 2013 and ratified by Synovus shareholders in 2014, will expire on April 28, 2016.
CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the credit quality of its loan portfolio and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. All credit quality measures continued to show improvement during the first quarter of 2014.
The table below includes selected credit quality metrics.

Credit Quality Metrics	As of and for the Three Months Ended,
(dollars in thousands)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Provision for loan losses	$9,511	14,064	6,761	13,077	35,696
Other credit costs	8,128	8,285	15,603	10,887	13,595
Total credit costs	$17,639	22,349	22,364	23,964	49,291
Non-performing loans	384,324	416,300	450,879	483,464	513,227
Impaired loans held for sale(1)	3,120	10,685	9,351	12,083	9,129
Other real estate	110,757	112,629	126,640	139,653	155,237
Non-performing assets	$498,201	539,614	586,870	635,200	677,593
Non-performing loans as a % of total loans	1.91%	2.08	2.29	2.47	2.65
Non-performing assets as a % of total loans, other loans held for sale, and ORE	2.46%	2.67	2.96	3.21	3.47
NPL inflows	$35,460	41,175	47,446	66,860	83,901
Loans 90 days past due and still accruing	6,563	4,489	4,738	4,595	5,799
As a % of total loans	0.03%	0.02	0.02	0.02	0.03
Total past due loans and still accruing	$75,038	72,600	78,906	80,678	88,330
As a % of total loans	0.37%	0.36	0.4	0.41	0.46
Net charge-offs	$15,181	25,116	23,029	29,969	57,329
Net charge-offs/average loans	0.30%	0.51	0.47	0.61	1.18
Allowance for loan losses	$300,871	307,560	318,612	334,880	351,772
Allowance for loan losses as a % of total loans	1.49%	1.53	1.62	1.71	1.82

(1) Represent only impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value, less costs to sell, based primarily on estimated sales proceeds net of selling costs.

Total credit costs
Total credit costs (provision for loan losses plus other credit costs which consist primarily of foreclosed real estate expense, net, provision for losses on unfunded commitments, and charges related to other loans held for sale) for the quarters ended March 31, 2014 and March 31, 2013 were $17.6 million and $49.3 million, respectively, including provision for loan losses of $9.5 million and $35.7 million, respectively, and expenses related to foreclosed real estate of $5.7 million and $10.9 million, respectively. Total credit costs improved 21.1% on a sequential quarter basis and improved 64.2% from the first quarter of 2013, driven by a 73.4% decrease in provision for loan losses. Synovus currently expects that future credit costs will be similar to the current and prior quarters as further credit quality improvements are partially offset by provision for loan losses associated with loan growth.
Non-performing Assets
Total NPAs were $498.2 million at March 31, 2014, a $41.4 million decrease from December 31, 2013 and a $179.4 million or 26.5% decrease from $677.6 million at March 31, 2013. The year-over-year and sequential quarter declines in non-performing assets were primarily driven by lower NPL inflows and asset dispositions. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate were 2.46% at March 31, 2014 compared to 2.67% at December 31, 2013, and 3.47% at March 31, 2013. Synovus currently expects that NPAs and NPLs will continue on an overall downward trend throughout 2014.
NPL inflows during the first quarter of 2014 were $35.5 million, down $48.4 million or 57.7% from the first quarter of 2013 additions of $83.9 million.

NPL Inflows by Portfolio Type
	Three Months Ended
(in thousands)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Investment properties	$2,719	4,413	6,734	13,180	12,058
1-4 family properties	1,545	1,720	6,416	17,522	20,350
Land acquisition	3,847	5,648	3,451	6,532	6,562
Total commercial real estate	8,111	11,781	16,601	37,234	38,970
Commercial, financial and agricultural	5,547	8,374	8,534	10,876	13,943
Owner-occupied	7,904	10,505	8,817	4,177	6,517
Small business	1,974	1,581	1,625	1,163	1,879
Total commercial and industrial	15,425	20,460	18,976	16,216	22,339
Home equity	3,203	1,913	3,724	4,633	7,904
Consumer mortgage	8,050	6,425	7,518	8,007	12,563
Credit cards	—	—	—	—	—
Other retail	671	596	627	770	2,125
Total retail	11,924	8,934	11,869	13,410	22,592
Total NPL inflows	$35,460	41,175	47,446	66,860	83,901

Past Due Loans
As a percentage of total loans outstanding, loans 90 days past due and still accruing interest continue to be at very low levels and were 0.03% at both March 31, 2014 and 2013 and 0.02% at December 31, 2013. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments.
Troubled Debt Restructurings
For consumer mortgage borrowers experiencing financial difficulties that evidence that current monthly payments are unsustainable, Synovus has been providing through its consumer real estate home affordability program (HAP), a below market interest rate given the borrower's credit risk and/or an extension of the maturity and amortization period beyond loan policy limits for renewed loans. All consumer loans that have been restructured or modified under HAP are TDRs. In December 2013, the home affordability program ended, and any of the loans in this program that are renewed, refinanced, or modified will no longer be able to utilize this program. As of March 31, 2014, there were $2.8 million in accruing TDRs that remain part of the HAP program.
Accruing TDRs were $495.4 million at March 31, 2014, compared to $556.4 million at December 31, 2013 and $623.9 million at March 31, 2013. At March 31, 2014, the allowance for loan losses allocated to these accruing TDRs was $24.9 million compared to $27.7 million at December 31, 2013 and $38.9 million at March 31, 2013. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At March 31, 2014, 98% of accruing TDRs were current, and 48.2% or $238.7 million of accruing TDRs were graded as Pass (22.3%) or Special Mention (25.9%) loans. At March 31, 2014, troubled debt restructurings (accruing and non-accruing) were $690.1 million, a decrease of $89.7 million or 11.5% compared to December 31, 2013.

Accruing TDRs by Risk Grade	March 31, 2014		December 31, 2013
(dollars in thousands)	Amount	%	Amount	%
Pass	$110,426	22.3%	$114,930	20.7%
Special Mention	128,300	25.9	153,547	27.6
Substandard accruing	256,664	51.8	287,933	51.7
Total accruing TDRs	$495,390	100.0%	$556,410	100.0%

Accruing TDRs Aging and Allowance for Loan Losses by Portfolio Class
	March 31, 2014
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$177,830	—	—	177,830	7,057
1-4 family properties	48,063	261	800	49,124	3,865
Land acquisition	54,200	1,079	—	55,279	3,920
Total commercial real estate	280,093	1,340	800	282,233	14,842
Commercial, financial and agricultural	77,072	—	—	77,072	4,394
Owner-occupied	79,690	—	—	79,690	4,177
Small business	7,383	700	—	8,083	416
Commercial and industrial	164,145	700	—	164,845	8,987
Home equity lines	2,955	—	—	2,955	117
Consumer mortgages	36,510	3,653	—	40,163	840
Credit cards	—	—	—	—	—
Other retail loans	5,053	141	—	5,194	93
Total retail	44,518	3,794	—	48,312	1,050
Total accruing TDRs	$488,756	5,834	800	495,390	24,879

	December 31, 2013
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$141,289	1,657	—	142,946	4,410
1-4 family properties	104,478	1,618	43	106,139	7,233
Land acquisition	69,976	—	—	69,976	5,090
Total commercial real estate	315,743	3,275	43	319,061	16,733
Commercial, financial and agricultural	91,145	268	59	91,472	5,199
Owner-occupied	84,265	2,095	66	86,426	4,210
Small business	5,162	507	—	5,669	336
Commercial and industrial	180,572	2,870	125	183,567	9,745
Home equity lines	2,475	275	—	2,750	116
Consumer mortgages	42,383	1,371	265	44,019	967
Credit cards	—	—	—	—	—
Other retail loans	6,951	62	—	7,013	109
Total retail	51,809	1,708	265	53,782	1,192
Total accruing TDRs	$548,124	7,853	433	556,410	27,670

Non-accruing TDRs may generally be returned to accrual status if there has been a period of performance, consisting usually of at least a six month sustained period of repayment performance in accordance with the terms of the agreement. Consistent with regulatory guidance, a TDR will generally no longer be reported as a TDR after a period of performance which is generally a minimum of six months and after the loan has been reported as a TDR at a year-end reporting date, and if at the time of the modification, the interest rate was at market, considering the credit risk associated with the borrower. Non-accruing TDRs were $194.7 million at March 31, 2014 compared to $213.4 million at December 31, 2013.

Non-accruing TDRs by Type
(in thousands)	March 31, 2014	December 31, 2013
Investment properties	$39,497	$53,130
1-4 family properties	5,833	8,368
Land acquisition	123,331	124,324
Total commercial real estate	168,661	185,822
Commercial, financial and agricultural	13,297	13,351
Owner-occupied	7,047	8,165
Small business	153	269
Commercial and industrial	20,497	21,785
Home equity lines	1,053	1,060
Consumer mortgages	4,495	4,727
Credit cards	—	—
Other retail loans	11	13
Total retail	5,559	5,800
Total non-accruing TDRs	$194,717	$213,407

Potential Problem Loans
Potential problem loans are defined by management as being certain performing loans with a well-defined weakness where there is known information about possible credit problems of borrowers which causes management to have concerns about the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of commercial Substandard accruing loans but exclude loans 90 days past due and still accruing interest and accruing TDRs classified as Substandard. Synovus had $225.0 million of potential problem commercial loans at March 31, 2014 compared to $239.3 million and $374.3 million at December 31, 2013 and March 31, 2013, respectively. Synovus cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.
Net Charge-offs
Net charge-offs for the three months ended March 31, 2014 were $15.2 million, or 0.30% as a percentage of average loans annualized, a decrease of $42.1 million or 73.5% compared to $57.3 million or 1.18% as a percentage of average loans annualized for the three months ended March 31, 2013. The decline in net charge-offs was driven by a decline in NPL inflows, lower impairment charge-offs on existing collateral dependent impaired loans, and a decrease in retail net charge-offs. Net charge-offs for the three months ended March 31, 2014 do not include $1.0 million of net charge-offs relating to the sale of certain loans of the Memphis, Tennessee operations of Trust One Bank, a division of Synovus Bank, in January 2014.

The following tables show net charge-offs by loan type for the three months ended March 31, 2014 and 2013.

Net Charge-offs by Loan Type
	Three Months Ended March 31,
(in thousands)	2014	2013
Investment properties	$3,672	$12,752
1-4 family properties	629	3,003
Land for future development	1,418	16,919
Total commercial real estate	5,719	32,674
Commercial, financial and agricultural	2,184	8,784
Owner-occupied	3,327	3,854
Small business	572	2,162
Commercial and industrial	6,083	14,800
Home equity lines	1,307	2,931
Consumer mortgages	775	3,896
Credit cards	1,086	1,865
Other retail loans	211	1,163
Retail	3,379	9,855
Total net charge-offs	$15,181	$57,329

Provision for Loan Losses and Allowance for Loan Losses
For the three months ended March 31, 2014, the provision for loan losses was $9.5 million, a decrease of $26.2 million or 73.4% compared to the three months ended March 31, 2013. The decrease in the provision for loan losses for the three months ended March 31, 2014 was primarily a result of continued improvement in credit quality trends, including:

•	Reduced net loan charge-offs by $42.1 million or 73.5% from $57.3 million for the three months ended March 31, 2013 to $15.2 million for the three months ended March 31, 2014;

•	Reduced NPL inflows by $48.4 million or 57.7% from $83.9 million for the three months ended March 31, 2013 to $35.5 million for the three months ended March 31, 2014;

•	Reduced loans rated Special Mention by $530.7 million or 41.7% from $1.27 billion at March 31, 2013 to $740.6 million at March 31, 2014;

•	Reduced loans rated Substandard accruing by $157.2 million or 24.0% from $656.3 million at March 31, 2013 to $499.1 million at March 31, 2014; and

•	Pass rated loans as a percentage of total loans were 91.9% at March 31, 2014 compared to 87.4% at March 31, 2013.
The allowance for loan losses at March 31, 2014 was $300.9 million or 1.49% of total loans compared to $307.6 million or 1.53%of total loans at December 31, 2013 and $351.8 million or 1.82% of total loans at March 31, 2013. The decrease in the allowance for loan losses is primarily due to continued improvement in credit quality trends, which includes reduced NPL inflows, NPLs and net charge-offs, as well as improved risk grade migration trends and stable collateral values.

Capital Resources
Synovus is required to comply with the capital adequacy standards established by the Federal Reserve Board and our subsidiary bank, Synovus Bank, must comply with similar capital adequacy standards established by the FDIC. Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements.
The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Capital Ratios
(dollars in thousands)	March 31, 2014	December 31, 2013
Tier 1 capital
Synovus Financial Corp.	$2,430,790	2,351,493
Synovus Bank	2,868,985	2,806,197
Tier 1 common equity(1)
Synovus Financial Corp.	2,294,810	2,215,631
Total risk-based capital
Synovus Financial Corp.	2,981,130	2,900,865
Synovus Bank	$3,148,230	3,084,756
Tier 1 capital ratio
Synovus Financial Corp.	10.85%	10.54
Synovus Bank	12.85	12.61
Tier 1 common equity ratio(1)
Synovus Financial Corp.	10.24	9.93
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	13.31	13.00
Synovus Bank	14.10	13.86
Leverage ratio
Synovus Financial Corp.	9.46	9.13
Synovus Bank	11.22	10.94
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	10.78%	10.68

(1) See reconciliation of “Non-GAAP Financial Measures” in this Report.
As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, the Tier 1 risk-based capital ratio, and the leverage ratio. Synovus Bank is a state-chartered bank under the regulations of the GA DBF. Under applicable regulations, Synovus Bank is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if Synovus Bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. Synovus Bank had the required capital levels to qualify as well capitalized as of March 31, 2014. Management is not currently aware of the existence of any conditions or events occurring subsequent to March 31, 2014 which would affect the well-capitalized classification.
On July 26, 2013, Synovus redeemed all 967,870 shares of its Series A Preferred Stock issued to the U.S. Treasury under the CPP established under TARP. Over two-thirds of the TARP redemption was funded by internally available funds from an upstream dividend of $680 million from Synovus Bank. The balance of the redemption was funded by net proceeds from the following equity offerings completed in July 2013. On July 24, 2013, Synovus completed a public offering of 59,870,550 shares of its Common Stock at $3.09 per share. The offering generated net proceeds of $175.2 million. On July 25, 2013, Synovus completed a public offering of $130 million of Series C Preferred Stock.  The offering generated net proceeds of $126.0 million. From the date of issuance to, but excluding, August 1, 2018, the rate for declared dividends is 7.875% per annum.  From and including August 1, 2018, the dividend rate will change to a floating rate equal to the three-month LIBOR plus a spread of 6.39% per annum.

During 2013, the Federal Reserve released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The FDIC and OCC also approved the final rule during 2013. The rule applies to all banking organizations that are currently subject to regulatory capital requirements as well as certain savings and loan holding companies. The rule strengthens the definition of regulatory capital, increases risk-based capital requirements, and makes selected changes to the calculation of risk-weighted assets. The rule becomes effective January 1, 2015, for Synovus and most banking organizations, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Based on management's interpretation of the regulation, Synovus' estimated Tier1 common equity ratio under Basel III as of March 31, 2014 is 10.03%, which is well in excess of the minimum requirements. See reconciliation of "Non-GAAP Financial Measures" in this Report.
There are limitations on the inclusion of deferred tax assets for regulatory capital based on Tier 1 capital levels and projected future earnings (Basel III revises limitation criteria effective January 1, 2015). As of March 31, 2014, total disallowed deferred tax assets were $579.5 million or 2.59% of risk weighted assets, compared to $618.5 million or 2.77% of risk weighted assets at December 31, 2013. The DTA limitation will continue to decrease over time, thus creating additional regulatory capital in future periods.
Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements.
Dividends
Synovus has historically paid a quarterly cash dividend to the holders of its Common Stock. Management closely monitors trends and developments in credit quality, liquidity (including dividends from subsidiaries), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends, all of which impact Synovus' capital position. Management will continue to periodically review dividend levels to determine if they are appropriate in light of these factors. Synovus' ability to pay dividends on its capital stock, including the Common Stock and the Series C Preferred Stock, is partially dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities, as further discussed below in the section titled "Liquidity." On July 19, 2013, Synovus received an upstream dividend of $680.0 million from Synovus Bank, which Synovus utilized to redeem its $967.9 million of Series A Preferred Stock on July 26, 2013. During the first quarter of 2014, Synovus Bank received regulatory approval and paid an upstream dividend of $20.0 million to Synovus Financial Corp. For the remainder of 2014, Synovus Bank expects to submit quarterly requests to the GA DBF and FDIC for approval of future upstream dividends of $20.0 million per quarter.
    Synovus declared and paid dividends of $0.01 per common share for the three months ended March 31, 2014 and 2013. In addition to dividends paid on its Common Stock, Synovus paid dividends of $2.6 million during the three months ended March 31, 2014 on its Series C Preferred Stock. Synovus paid dividends of $12.1 million to the Treasury on its Series A Preferred Stock during the three months ended March 31, 2013. On July 26, 2013, Synovus redeemed all 967,870 shares of its Series A Preferred Stock issued to the U.S. Treasury under the CPP established under TARP. On July 25, 2013 Synovus completed a public offering of $130 million of Series C Preferred Stock. For the Series C Preferred Stock, from the date of issuance to, but excluding, August 1, 2018, the rate for declared dividends is 7.875% per annum.  From and including August 1, 2018, the dividend rate will change to a floating rate equal to the three-month LIBOR plus a spread of 6.39% per annum.
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

Liquidity is generated primarily through maturities and repayments of loans by customers, maturities and sales of investment securities, deposit growth, and access to sources of funds other than deposits. Management continuously monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to manage customer deposit withdrawals, loan requests, and funding maturities. Liquidity is also enhanced by the acquisition of new deposits. Each of the banking divisions monitors deposit flows and evaluates local market conditions in an effort to retain and grow deposits.
Synovus Bank also generates liquidity through the national deposit markets. Synovus Bank issues longer-term certificates of deposit across a broad geographic base to diversify its sources of funding and liquidity. Access to these deposits could become more limited if Synovus Bank’s asset quality and financial performance were to significantly deteriorate. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At March 31, 2014, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company for various operating needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our Common Stock and Preferred Stock, and payment of general corporate expenses. The primary source of liquidity for Synovus consists of dividends from Synovus Bank which is governed by certain rules and regulations of the GA DBF and FDIC. During 2012 and 2011, Synovus Bank did not pay dividends to the Parent Company. On July 19, 2013, the Parent Company received a $680.0 million dividend from Synovus Bank, which Synovus utilized along with the net proceeds from its July Common Stock and Series C Preferred Stock offerings to redeem its $967.9 million of Series A Preferred Stock on July 26, 2013. During the first quarter of 2014, Synovus Bank received regulatory approval and paid an upstream dividend of $20.0 million to Synovus Financial Corp. Synovus Bank expects to submit quarterly requests to the GA DBF and FDIC for future upstream dividends. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall condition. See “Part I - Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results.” of Synovus' 2013 Form 10-K.
As previously disclosed, in 2009, Synovus entered into the Synovus MOU with the Atlanta Fed and the GA DBF. The Atlanta Fed and the GA DBF terminated the Synovus MOU effective as of April 22, 2013, and replaced it with a resolution adopted by Synovus' Board of Directors relating to, among other things, continued emphasis on improving asset quality and maintaining strong levels of capital and liquidity. The Board resolutions were terminated on April 23, 2014. As previously disclosed, in 2010, Synovus Bank entered into the Synovus Bank MOU. The FDIC and the GA DBF terminated the Synovus Bank MOU effective as of May 29, 2013, and replaced it with a resolution adopted by Synovus Bank’s Board of Directors relating to, among other things, continued emphasis on improving asset quality and maintaining strong levels of capital and liquidity. The Board resolutions were terminated on April 23, 2014.
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
Synovus has historically enjoyed a solid reputation in the capital markets and in the past few years has accessed the capital markets to provide needed liquidity resources, including its public offerings completed in 2009, 2010, 2012 and 2013. Despite the success of these public offerings, there can be no assurance that Synovus will be able to obtain additional new borrowings or issue additional equity on favorable terms, if at all. See "Part I – Item 1A. Risk Factors - Our status as a non-investment grade issuer could increase the cost of our funding from the capital markets and impact our liquidity.” of Synovus' 2013 Form 10-K.
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
Earning Assets and Sources of Funds
Average total assets for the three months ended March 31, 2014 increased $111.9 million, or 0.4%, to $26.33 billion as compared to $26.21 billion for the first three months of 2013. Average earning assets increased $352.9 million, or 1.5%, in the first three months of 2014 compared to the same period in 2013 and represented 91.3% of average total assets at March 31, 2014, as compared to 90.4% at March 31, 2013. The increase in average earning assets resulted from a $683.5 million increase in average loans, net, and a $197.5 million increase in average taxable investment securities. The increase was partially offset by a $408.4 million reduction in average interest bearing funds at the Federal Reserve Bank and other short-term investments and a $140.8 million decrease in average mortgage loans held for sale. Average interest bearing liabilities increased $343.5 million, or 2.0%, to $17.56 billion for the first three months of 2014 compared to the same period in 2013. The increase in funding sources utilized to support earning assets was driven by a $468.3 million increase in long-term debt. The increase was partially offset by a $145.8 million decrease in time deposits.
Net interest income for the three months ended March 31, 2014 was $200.5 million, an increase of $0.7 million, or 0.35%, compared to $199.8 million for the three months ended March 31, 2013.
The net interest margin for the three months ended March 31, 2014 was 3.39%, down 4 bps from 3.43% for the three months ended March 31, 2013. Earning asset yields decreased by 9 bps compared to the three months ended March 31, 2013 while the effective cost of funds decreased by 5 bps. The primary factor negatively impacting earning asset yields was a 27 bp decline in loan yields. Loan yield decreases were primarily driven by downward pricing of maturing and prepaid loans. Factors positively impacting earning asset yields included a 49 bp increase in taxable investment securities yields and a reduction in lower yielding interest bearing funds at the Federal Reserve Bank and other short-term investments. The effective cost of funds was positively impacted by the downward repricing of maturing certificates of deposit and a decrease in the cost of long term debt. As compared to the three months ended March 31, 2013, core certificates of deposit declined by 13 bps and the cost of long term debt declined by 74 bps. See reconciliation of core deposits in the "Non-GAAP Financial Measures" in this Report.
On a sequential quarter basis, net interest income decreased by $3.8 million due to two fewer calendar days and the net interest margin increased by 1 bp to 3.39%. Yields on earning assets increased 1 bp and the effective cost of funds was unchanged. Earning asset yields were positively impacted by an improvement in the earning asset mix as average loans increased by $255.7 million and lower yielding interest bearing funds at the Federal Reserve Bank and other short-term investments decreased by $290.4 million.
Current expectations are for slight downward pressure on the net interest margin during the remainder of 2014. This expectation is primarily due to a projected modest decline in realized loan yields.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Average Balances, Interest, and Yields	2014	2013
(dollars in thousands) (yields and rates annualized)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Earning Assets:
Taxable investment securities (1)	$3,181,678	3,196,561	3,062,976	3,034,152	2,984,129
Yield	1.91%	1.90	1.76	1.70	1.42
Tax-exempt investment securities(1)(3)	$6,421	7,758	9,835	11,435	14,362
Yield (taxable equivalent) (3)	6.24%	6.14	6.26	6.47	6.34
Trading account assets	$20,346	10,021	13,806	7,847	8,629
Yield	3.16%	4.60	4.50	6.34	7.12
Commercial loans(2)(3)	$16,451,594	16,217,373	16,067,424	16,075,832	15,999,999
Yield	4.21%	4.28	4.37	4.39	4.48
Consumer loans(2)	$3,628,347	3,615,836	3,528,057	3,454,874	3,461,622
Yield	4.53%	4.50	4.61	4.62	4.68
Allowance for loan losses	$(307,078)	(316,001)	(328,084)	(351,075)	(372,239)
Loans, net (2)	$19,772,863	19,517,208	19,267,397	19,179,631	19,089,382
Yield	4.34%	4.40	4.50	4.52	4.54
Mortgage loans held for sale	$38,699	46,036	85,493	129,742	179,507
Yield	4.15%	3.94	4.07	4.35	3.80
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$935,300	1,235,144	1,375,920	1,550,113	1,343,652
Yield	0.23%	0.24	0.24	0.24	0.24
Federal Home Loan Bank and Federal Reserve Bank Stock (4)	$82,585	70,815	70,741	65,014	65,330
Yield	3.21%	2.85	2.30	2.35	2.36
Total interest earning assets	$24,037,892	24,083,543	23,886,168	23,977,934	23,684,991
Yield	3.86%	3.85	3.89	3.88	3.95
Interest Bearing Liabilities:
Interest bearing demand deposits	$3,878,590	4,102,398	3,933,902	3,895,675	3,839,707
Rate	0.19%	0.19	0.23	0.18	0.18
Money Market accounts	$6,077,357	6,161,893	6,148,289	6,072,155	6,135,649
Rate	0.32%	0.33	0.33	0.33	0.33
Savings deposits	$616,962	605,054	607,144	609,832	581,792
Rate	0.10%	0.10	0.11	0.11	0.11
Time deposits under $100,000	$1,423,487	1,491,673	1,526,974	1,537,639	1,581,092
Rate	0.59%	0.61	0.62	0.64	0.69
Time deposits over $100,000	$1,956,925	2,049,094	2,022,719	1,891,623	1,958,870
Rate	0.76%	0.80	0.84	0.88	0.93
Brokered money market accounts	$207,681	210,380	202,802	202,532	202,734
Rate	0.26%	0.27	0.27	0.31	0.32
Brokered time deposits	$1,027,167	984,047	1,130,491	1,131,444	1,013,461
Rate	0.62%	0.65	0.70	0.77	0.99
Total interest bearing deposits	$15,188,169	15,604,539	15,572,321	15,340,900	15,313,305
Rate	0.38%	0.39	0.42	0.42	0.44
Federal funds purchased and other short-term liabilities	$215,027	216,757	195,717	206,046	214,661
Rate	0.14%	0.15	0.14	0.15	0.17
Long-term debt	$2,156,836	1,886,223	1,885,385	1,762,173	1,688,580
Rate	2.52%	2.85	2.85	3.06	3.26
Total interest bearing liabilities	$17,560,032	17,707,519	17,653,423	17,309,119	17,216,546
Rate	0.64%	0.65	0.67	0.68	0.72
Non-interest bearing demand deposits	$5,537,090	5,545,529	5,306,447	5,327,795	5,232,587

Effective cost of funds	0.47%	0.47	0.49	0.49	0.52
Net interest margin	3.39%	3.38	3.40	3.39	3.43
Taxable equivalent adjustment (3)	$455	481	$529	557	618

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

Net Interest Income and Rate/Volume Analysis
The following tables set forth the major components of net interest income and the related annualized yields and rates for the three months ended March 31, 2014 and 2013, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Three Months Ended March 31,						2014 Compared to 2013
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2014	2013	2014	2013	2014	2013	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$3,181,678	2,984,129	$15,192	10,583	1.91%	1.42%	$692	3,917	$4,609
Tax-exempt investment securities(2)	6,421	14,362	100	228	6.24	6.34	(124)	(4)	(128)
Total investment securities	3,188,099	2,998,491	15,292	10,811	1.92	1.44	568	3,913	4,481
Trading account assets	20,346	8,629	161	154	3.16	7.12	206	(199)	7
Taxable loans, net(1)	19,979,290	19,338,467	210,584	215,598	4.27	4.52	7,142	(12,156)	(5,014)
Tax-exempt loans, net(1)(2)	100,651	123,155	1,200	1,541	4.84	5.08	(282)	(59)	(341)
Allowance for loan losses	(307,078)	(372,239)
Loans, net	19,772,863	19,089,383	211,784	217,139	4.34	4.61	6,860	(12,215)	(5,355)
Mortgage loans held for sale	38,699	179,507	402	1,706	4.15	3.80	(1,319)	15	(1,304)
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	935,300	1,343,652	536	814	0.23	0.24	(242)	(36)	(278)
Federal Home Loan Bank and Federal Reserve Bank stock	82,585	65,330	662	385	3.21	2.36	100	177	277
Total interest earning assets	$24,037,892	23,684,992	$228,837	231,009	3.86%	3.95%	$6,173	(8,345)	$(2,172)
Cash and due from banks	396,752	458,103
Premises and equipment, net	465,896	479,365
Other real estate	113,704	150,303
Other assets(3)	1,311,865	1,441,489
Total assets	$26,326,109	26,214,252

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$3,878,590	3,839,707	$1,789	1,729	0.19%	0.18%	$17	43	$60
Money market accounts	6,285,037	6,338,383	4,946	5,179	0.32	0.33	(43)	(190)	(233)
Savings deposits	616,962	581,792	154	151	0.10	0.11	10	(7)	3
Time deposits	4,407,580	4,553,423	7,332	9,657	0.67	0.86	(309)	(2,016)	(2,325)
Federal funds purchased and securities sold under repurchase agreements	215,027	214,661	77	91	0.14	0.17	—	(14)	(14)
Long-term debt	2,156,836	1,688,580	13,570	13,770	2.51	3.26	3,764	(3,964)	(200)
Total interest-bearing liabilities	$17,560,032	17,216,546	$27,868	30,577	0.64	0.72%	$3,439	(6,148)	$(2,709)
Non-interest bearing deposits	5,537,090	5,232,587
Other liabilities	251,831	192,462
Shareholders' equity	2,977,156	3,572,657
Total liabilities and equity	$26,326,109	26,214,252
Net interest income/margin			200,969	200,432	3.39%	3.43%	$2,734	(2,197)	$537
Taxable equivalent adjustment			455	618
Net interest income, actual			$200,514	199,814

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2014 - $6.5 million, 2013 - $5.8 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35% in adjusting interest on tax-exempt loans and investment securities to a taxable-
equivalent basis.
(3) Includes average net unrealized gains (losses) on investment securities available for sale of ($6.0) million and $41.5 million for the three months ended March 31, 2014 and
2013, respectively.

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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25% and the current prime rate of 3.25%. Due to the targeted federal funds rate being at or near 0% at this time, only rising rate scenarios have been modeled. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. Synovus continues to maintain a modestly asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at March 31, 2014, with comparable information for December 31, 2013.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

Change in Short-term Interest Rates (in basis points)	March 31, 2014	December 31, 2013
+200	5.8%	5.0%
+100	3.6%	3.2%
Flat	—%	—%

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

	As of March 31, 2014
Change in Short-term Interest Rates (in basis points)	Base Scenario	15% Increase in Average Repricing Beta
+200	5.8%	4.7%
+100	3.6%	3.0%

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
To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. From January 1, 2005 through March 31, 2014, Synovus Mortgage originated and sold approximately $7.9 billion of first lien GSE eligible mortgage loans and approximately $3.5 billion of first and second lien non-GSE eligible mortgage loans. The total expense pertaining to losses from repurchases of mortgage loans previously sold, including amounts accrued in accordance with ASC 450, was $923 thousand and $296 thousand for the three months ended March 31, 2014 and 2013, respectively. The total accrued liability related to mortgage repurchase claims was $4.1 million at both March 31, 2014 and December 31, 2013. See "Part I-Item 1A - Risk Factors- We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition." in Synovus’ 2013 Form 10-K.
Mortgage Loan Foreclosure Practices
At both March 31, 2014 and December 31, 2013, Synovus had $3.11 billion of home equity and consumer mortgage loans which are secured by first and second liens on residential properties. Of the amounts at March 31, 2014, $523.1 million and $487.8 million, respectively, consist of mortgages relating to properties in Florida and South Carolina, which are states where foreclosures proceed through the courts. Of the amounts at December 31, 2013, $508.4 million and $483.4 million, respectively, consist of mortgages relating to properties in Florida and South Carolina, which are states where foreclosures proceed through the courts. To date, foreclosure activity in the home equity and consumer mortgage loan portfolio has been low. Any foreclosures on these loans are handled by designated Synovus personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Based on information currently available, management believes that it does not have significant exposure related to our foreclosure practices.
Recently Issued Accounting Standards
The following accounting pronouncement was issued during the first quarter of 2014:
ASU 2014-01, "Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects." The ASU permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using a proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. A reporting entity should evaluate whether the conditions have been met to apply the proportional amortization method to an investment in a qualified affordable housing project through a limited liability entity at the time of initial investment on the basis of facts and circumstances that exist at that time. A reporting entity should re-evaluate the conditions upon the occurrence of certain specified events. An investment in a qualified affordable housing project through a limited liability entity should be tested for impairment when there are events or changes in circumstances indicating that it is more likely than not that the carrying amount of the investment will not be realized. For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment. The decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. The provisions of this ASU are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014, and will be applied retrospectively to all periods presented. Early adoption is permitted. Management is currently evaluating the impact of the accounting update on Synovus’ Consolidated Financial Statements.
See Note 1 of the notes to the unaudited interim consolidated financial statements for a discussion of recently issued and adopted accounting standards updates.

Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with U.S. GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for loan losses, contingent liabilities related to legal matters, deferred tax assets valuation allowance, other real estate, and determining the fair value of financial instruments. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in Note 1 - Summary of Significant Accounting Policies in Synovus' 2013 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. During the three months ended March 31, 2014, there have been no significant changes to Synovus’ critical accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2013 Form 10-K.
Allowance for Loan Losses - Dual Risk Rating Implementation
Synovus began implementation of a Dual Risk Rating allowance for loan losses methodology (DRR methodology) for certain components of its commercial and industrial loan portfolio during the third quarter of 2013. The DRR includes sixteen probabilities of default categories and nine categories for estimating losses given an event of default. The result is an expected loss rate established for each borrower. The DRR methodology is generally considered in the banking industry to be a more refined estimate of the inherent risk of loss. The third quarter of 2013 DRR methodology implementation was applied to approximately $2.4 billion of the total commercial and industrial loan portfolio. Implementation of the DRR methodology resulted in a reduction to the provision for loan losses and the allowance for loan losses of approximately $2.5 million for the three months ended September 30, 2013. Management currently expects to implement the DRR methodology for additional components of the commercial loan portfolio over the next few years. The implementation is expected to be in multiple phases, with each component determined based primarily on loan type and size. The timing of future implementations will depend upon completion of applicable data analysis and model assessment. Once full implementation is completed, management estimates that the DRR methodology will be utilized to calculate the allowance for loan losses on commercial loans amounting to over 30% of the total loan portfolio.
Based on existing economic trends and conditions, current composition of the loan portfolio, as well as other information presently available, management estimates that the impact from future DRR methodology implementations to the total allowance for loan losses, provision for loan losses, and related trends will not be significant.
Non-GAAP Financial Measures
The measures entitled adjusted pre-tax, pre-credit costs income; adjusted non-interest income; adjusted non-interest expense; sequential quarter total loan growth excluding the impact from the Memphis transaction, core deposits, core deposits excluding time deposits, core deposits excluding the impact from the Memphis transaction, core deposits excluding time deposits and the impact from the Memphis transaction, total deposits excluding the impact from the Memphis transaction, the tangible common equity to tangible assets ratio, the Tier 1 common equity ratio, and the estimated Tier 1 common equity ratio under final Basel III rules are not measures recognized under U.S. GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are income before income taxes; total non-interest income; total non-interest expense; sequential quarter total loan growth, total deposits, the ratio of total shareholders’ equity to total assets, and the ratio of Tier 1 capital to risk-weighted assets, respectively.
Management uses these non-GAAP financial measures to assess the performance of Synovus’ core business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist investors in evaluating Synovus’ operating results, financial strength and capital position. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies. Adjusted pre-tax, pre-credit costs income is a measure used by management to evaluate core operating results exclusive of credit costs as well as certain revenues and expenses such as investment securities gains, net and restructuring charges. Adjusted non-interest income is a measure used by management to evaluate non-interest income exclusive of net investment securities gains and other non-recurring income items. Adjusted non-interest expense is a measure used by management to gauge the success of expense management initiatives focused on reducing recurring controllable operating costs. Sequential quarter total loan growth excluding the impact from the Memphis transaction is a measure used by management to evaluate organic loan growth. Core deposits, core deposits excluding time deposits, core deposits excluding time deposits and the impact from the Memphis transaction, and total deposits excluding the impact from the Memphis transaction are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. The tangible common equity to tangible assets ratio, the Tier 1 common equity ratio, and the estimated Tier 1 common equity ratio under final Basel III rules are used by management and investment analysts to assess the strength of Synovus’ capital position. The computations of these measures are set forth in the tables below.

Reconciliation of Non-GAAP Financial Measures	Three Months Ended
(in thousands, except per share data)	March 31, 2014	December 31, 2013	March 31, 2013
Adjusted Pre-tax, Pre-credit Costs Income
Income before income taxes	$77,024	59,710	46,553
Add: Provision for loan losses	9,511	14,064	35,696
Add: Other credit costs (1)	8,128	8,285	13,595
Add: Restructuring charges	8,577	3,770	4,850
Add: Litigation loss contingency expense(2)	—	10,000	—
Add: Visa indemnification charges	396	799	37
Less: Investment securities gains, net	(1,331)	(373)	(45)
Less: Gain on sale of Memphis branches, net	(5,789)	—	—
Adjusted Pre-tax, pre-credit costs income	$96,516	96,255	100,686

Adjusted Non-interest Income
Total non-interest income	$70,182	60,181	64,721
Less: Investment securities gains, net	(1,331)	(373)	(45)
Less: Gain on sale of Memphis branches, net	(5,789)	—	—
Adjusted non-interest income	$63,062	59,808	64,676

Adjusted Non-interest Expense
Total non-interest expense	$184,161	190,738	182,286
Less: Other credit costs(1)	(8,128)	(8,285)	(13,595)
Less: Restructuring charges	(8,577)	(3,770)	(4,850)
Less: Visa indemnification charges	(396)	(799)	(37)
Less: Litigation loss contingency expense(2)	—	(10,000)	—
Adjusted non-interest expense	$167,060	167,884	163,804

Sequential Quarter Total Loan Growth Excluding the Impact From the Memphis Transaction	CRE	C&I	Retail	Unallocated	Total
1Q14 growth in total loans	$20,601	89,507	(9,328)	426	101,206
Add: Impact from the Memphis transaction	15,004	41,175	33,403	—	89,582
Sequential quarter total loan growth excluding the impact from the Memphis transaction	$35,605	130,682	24,075	426	190,788

Reconciliation of Non-GAAP Financial Measures, continued
(in thousands, except per share data)	March 31, 2014	December 31, 2013	March 31, 2013
Core Deposits, Core Deposits Excluding Time Deposits, Core Deposits Excluding the Impact From the Memphis Transaction, Core Deposits Excluding Time Deposits and the Impact From the Memphis Transaction, and Total Deposits Excluding the Impact From the Memphis Transaction

Total deposits	$20,950,891	20,876,790	20,561,193
Less: Brokered deposits	(1,365,939)	(1,094,002)	(1,332,632)
Core deposits	19,584,952	19,782,788	19,228,561
Less: Time deposits	(3,220,073)	(3,498,200)	(3,482,196)
Core deposits excluding time deposits	$16,364,879	16,284,588	15,746,365

Core deposits	$19,584,952
Add: Impact from the Memphis transaction	191,302
Core deposits excluding the impact from the Memphis transaction	$19,776,254

Core deposits excluding time deposits	$16,364,879
Add: Impact from the Memphis transaction	152,222
Core deposits excluding time deposits and the impact from the Memphis transaction	$16,517,101

Total deposits	$20,950,891
Add: Impact from the Memphis transaction	191,302
Total deposits excluding the impact from the Memphis transaction	$21,142,193

Tangible Common Equity to Tangible Assets Ratio
Total assets	$26,435,426	26,201,604	26,212,879
Less: Goodwill	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(1,883)	(3,415)	(4,583)
Tangible Assets	$26,409,112	26,173,758	26,183,865
Total shareholders' equity	2,998,496	2,948,985	3,578,106
Less: Goodwill	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(1,883)	(3,415)	(4,583)
Less: Series C Preferred Stock, no par value	(125,980)	(125,862)	—
Less: Series A Preferred Stock, no par value	—	—	(960,005)
Tangible common equity	$2,846,202	2,795,277	2,589,087
Less: tMEDS	—	—	(260,083)
Tangible common equity excluding tMEDS	$2,846,202	2,795,277	2,329,004
Total shareholders' equity to total assets ratio	11.34%	11.25	13.65
Tangible common equity to tangible assets ratio	10.78%	10.68	9.89

Reconciliation of Non-GAAP Financial Measures, continued
(in thousands, except per share data)	March 31, 2014	December 31, 2013	March 31, 2013
Tier 1 Common Equity Ratio
Total shareholders' equity	$2,998,496	2,948,985	3,578,106
Less: Accumulated other comprehensive loss (income)	30,463	41,258	(2,787)
Less: Goodwill	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(1,883)	(3,415)	(4,583)
Less: Disallowed deferred tax assets (3)	(579,537)	(618,516)	(687,007)
Other items	7,682	7,612	7,192
Tier 1 capital	$2,430,790	2,351,493	2,866,490
Less: Qualifying trust preferred securities	(10,000)	(10,000)	(10,000)
Less: Series C Preferred Stock, no par value	(125,980)	(125,862)	—
Less: Series A Preferred Stock, no par value	—	—	(960,005)
Tier 1 common equity	$2,294,810	2,215,631	1,896,485
Total risk-weighted assets	22,404,099	22,316,091	21,235,128
Tier 1 capital ratio	10.85%	10.54	13.50%
Tier 1 common equity ratio	10.24%	9.93	8.93

Estimated Tier 1 Common Equity Ratio Under Basel III Rules
Tier 1 common equity (Basel I)	$2,294,810
Add: Adjustment related to capital components	50,000
Estimated Tier 1 common equity under final Basel III rules without AOCI	$2,344,810
Estimated risk-weighted assets under final Basel III rules	23,379,000
Estimated Tier 1 common equity ratio under Basel III rules	10.03%

(1) Other credit costs consist primarily of foreclosed real estate expense, net.
(2) Consists of loss contingency accruals with respect to outstanding legal matters. Amounts for other quarters are not disclosed separately as amounts are not material.
(3)Only one year of projected future taxable income may be applied in calculating deferred tax assets for regulatory capital purposes.
ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, Synovus' disclosure controls and procedures were effective.
Synovus regularly engages in productivity and efficiency initiatives to streamline operations, reduce expenses, and increase revenue. Additionally, investment in new and updated information technology systems has enhanced information gathering and processing capabilities; and allowed management to operate in a more centralized environment for critical processing and monitoring functions. Management of Synovus is responsible for identifying, documenting, and evaluating the adequacy of the design and operation of the controls implemented during each process change described above. There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, Synovus' internal controls over financial reporting.

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
ITEM 1A. – RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in Part I-Item 1A of Synovus’ 2013 Form 10-K which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There were no material changes during the period covered by this Report to the risk factors previously disclosed in Synovus’ 2013 10-K.
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

3.3
Articles of Amendment to the Amended and Restated Articles of Incorporation of Synovus, incorporated by reference to Exhibit 3.1 to Synovus' Current Report on Form 8-K dated April 29, 2014, as filed with the SEC on April 29, 2014.

3.4	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus' Current Report on Form 8-K dated November 8, 2010, as filed with the SEC on November 9, 2010.

4.1
Specimen stock certificate for Fixed Rate Cumulative Perpetual Stock, Series A, incorporated by reference to Exhibit 4.2 of Synovus' Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

4.2
Specimen stock certificate for Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, incorporated by reference to Exhibit 4.1 of Synovus' Current Report in Form 8-K dated July 2, 2013, as filed with the SEC on July 25, 2013.

4.3
Warrant for purchase of up to 15,510,737 shares of Synovus Common Stock, incorporated by reference o Exhibit 4.1 of Synovus' Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

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

4.8
Senior Notes Indenture, dated as of February 13, 2012, between Synovus Financial Corp. and The Bank of New York Melton Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated February 8, 2012, as filed with the SEC on February 13, 2012.

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

SYNOVUS FINANCIAL CORP.

May 8, 2014	By:	/s/ Thomas J. Prescott
Date		Thomas J. Prescott
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)