Form 10-Q
period 2014-06-30
SYNOVUS FINANCIAL CORP
filed 2014-08-06
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
Commission file number 1-10312

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	July 31, 2014
Common Stock, $1.00 Par Value	139,037,402

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
FFIEC – Federal Financial Institutions Examination Council
FHLB – Federal Home Loan Bank
FICO – Fair Isaac Corporation
GA DBF – Georgia Department of Banking and Finance

i

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
TBA – to-be-announced securities with respect to mortgage-related securities to be delivered in the future (MBSs and CMOs)
TDR – troubled debt restructuring (as defined in ASC 310-40)
Tender Offer – Offer by Synovus to purchase, for cash, all of its outstanding 2013 Notes, which commenced on February 7, 2012 and expired on March 6, 2012
Treasury – United States Department of the Treasury
tMEDS – tangible equity units, each composed of a prepaid common stock purchase contract and a junior subordinated amortizing note
Visa – The Visa U.S.A., Inc. card association or its affiliates, collectively

ii

Visa Class B shares – Class B shares of Common Stock issued by Visa which are subject to restrictions with respect to sale until all of the Covered Litigation has been settled
Visa Derivative – A derivative contract with the purchaser of Visa Class B shares which provides for settlements between the purchaser and Synovus based upon a change in the ratio for conversion of Visa Class B shares into Visa Class A shares
Warrant – A warrant issued to the Treasury by Synovus to purchase up to 2,215,820 shares of Synovus Common Stock at a per share exercise price of $65.52 expiring on December 19, 2018

iii

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$596,425	469,630
Interest bearing funds with Federal Reserve Bank	689,284	644,528
Interest earning deposits with banks	7,661	24,325
Federal funds sold and securities purchased under resale agreements	79,553	80,975
Trading account assets, at fair value	20,318	6,113
Mortgage loans held for sale, at fair value	75,957	45,384
Other loans held for sale	2,764	10,685
Investment securities available for sale, at fair value	3,080,185	3,199,358
Loans, net of deferred fees and costs	20,455,763	20,057,798
Allowance for loan losses	(277,783)	(307,560)
Loans, net	$20,177,980	19,750,238
Premises and equipment, net	461,610	468,871
Goodwill	24,431	24,431
Other intangible assets, net	1,678	3,415
Other real estate	101,533	112,629
Deferred tax asset, net	677,513	744,646
Other assets	630,398	616,376
Total assets	$26,627,290	26,201,604
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$5,875,301	5,642,751
Interest bearing deposits, excluding brokered deposits	13,668,746	14,140,037
Brokered deposits	1,449,420	1,094,002
Total deposits	20,993,467	20,876,790
Federal funds purchased and securities sold under repurchase agreements	127,840	148,132
Long-term debt	2,256,418	2,033,141
Other liabilities	196,514	194,556
Total liabilities	$23,574,239	23,252,619
Shareholders' Equity
Series C Preferred Stock – no par value. 5,200,000 shares outstanding at June 30, 2014 and December 31, 2013	125,980	125,862
Common stock - $1.00 par value. Authorized 342,857,143 shares; 139,835,110 issued at June 30, 2014 and 139,720,701 issued at December 31, 2013; 139,021,760 outstanding at June 30, 2014 and 138,907,351 outstanding at December 31, 2013	139,835	139,721
Additional paid-in capital	2,976,811	2,976,348
Treasury stock, at cost – 813,350 shares at June 30, 2014 and December 31, 2013	(114,176)	(114,176)
Accumulated other comprehensive loss, net	(13,716)	(41,258)
Accumulated deficit	(61,683)	(137,512)
Total shareholders’ equity	3,053,051	2,948,985
Total liabilities and shareholders' equity	$26,627,290	26,201,604
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Interest income:
Loans, including fees	$427,080	432,210	$215,737	215,656
Investment securities available for sale	29,746	23,718	14,490	12,986
Trading account assets	251	278	90	124
Mortgage loans held for sale	1,018	3,118	616	1,411
Federal Reserve Bank balances	998	1,684	472	904
Other earning assets	1,502	895	808	432
Total interest income	460,595	461,903	232,213	231,513
Interest expense:
Deposits	27,742	32,610	13,521	15,894
Federal funds purchased and securities sold under repurchase agreements	151	170	75	80
Long-term debt	27,136	27,232	13,566	13,462
Total interest expense	55,029	60,012	27,162	29,436
Net interest income	405,566	401,891	205,051	202,077
Provision for loan losses	21,795	48,773	12,284	13,077
Net interest income after provision for loan losses	383,771	353,118	192,767	189,000
Non-interest income:
Service charges on deposit accounts	38,451	38,716	19,238	19,195
Fiduciary and asset management fees	22,329	22,083	11,296	11,111
Brokerage revenue	12,920	14,595	6,707	7,002
Mortgage banking income	8,794	14,255	5,283	7,338
Bankcard fees	16,212	14,902	8,695	7,838
Investment securities gains, net	1,331	1,448	—	1,403
Other fee income	9,791	11,262	4,928	5,775
Decrease in fair value of private equity investments, net	(369)	(1,140)	(119)	(883)
Gain on sale of Memphis branches, net	5,789	—	—	—
Other non-interest income	18,321	13,692	7,360	6,313
Total non-interest income	133,569	129,813	63,388	65,092
Non-interest expense:
Salaries and other personnel expense	185,985	183,396	92,540	89,479
Net occupancy and equipment expense	52,480	50,550	26,425	26,383
Third-party services	19,561	20,295	9,464	10,366
FDIC insurance and other regulatory fees	17,768	16,420	8,049	7,941
Professional fees	15,901	17,511	8,224	10,416
Advertising expense	8,757	3,399	6,281	1,821
Foreclosed real estate expense, net	9,745	18,441	4,063	7,502
Losses on other loans held for sale, net	2,226	79	(40)	(86)
Visa indemnification charges	752	801	356	764
Restructuring charges	16,293	6,607	7,716	1,758
Other operating expenses	36,897	45,973	19,127	24,842
Total non-interest expense	366,365	363,472	182,205	181,186
Income before income taxes	150,975	119,459	73,950	72,906
Income tax expense	55,686	44,350	27,078	27,371
Net income	95,289	75,109	46,872	45,535
Dividends and accretion of discount on preferred stock	5,119	29,594	2,559	14,818
Net income available to common shareholders	$90,170	45,515	44,313	30,717
Net income per common share, basic	$0.65	0.39	0.32	0.25
Net income per common share, diluted	$0.65	0.35	0.32	0.24
Weighted average common shares outstanding, basic	138,961	117,035	138,991	121,585
Weighted average common shares outstanding, diluted	139,535	130,127	139,567	130,134

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Six Months Ended June 30,
	2014			2013
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$150,975	(55,686)	95,289	119,459	(44,350)	75,109
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	224	(87)	137	224	(88)	136
Net unrealized gains (losses) on investment securities available for sale:
Reclassification adjustment for net gains realized in net income	(1,331)	513	(818)	(1,448)	557	(891)
Net unrealized gains (losses) arising during the period	45,640	(17,572)	28,068	(60,014)	23,105	(36,909)
Net unrealized gains (losses)	44,309	(17,059)	27,250	(61,462)	23,662	(37,800)
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(144)	56	(88)	(26)	10	(16)
Actuarial gains arising during the period	395	(152)	243	830	(311)	519
Net unrealized gains	251	(96)	155	804	(301)	503
Other comprehensive income (loss)	$44,784	(17,242)	27,542	(60,434)	23,273	(37,161)
Comprehensive income			$122,831			37,948

See accompanying notes to unaudited interim consolidated financial statements.

	Three Months Ended June 30,
	2014			2013
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$73,950	(27,078)	46,872	72,906	(27,371)	45,535
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	112	(44)	68	112	(45)	67
Net unrealized gains (losses) on investment securities available for sale:
Reclassification adjustment for net gains realized in net income	—	—	—	(1,403)	541	(862)
Net unrealized gains (losses) arising during the period	26,797	(10,317)	16,480	(57,850)	22,272	(35,578)
Net unrealized gains (losses)	26,797	(10,317)	16,480	(59,253)	22,813	(36,440)
Post-retirement unfunded health benefit:
Reclassification adjustment for (gains) losses realized in net income	(72)	28	(44)	—	7	7
Actuarial gains arising during the period	395	(152)	243	844	(325)	519
Net unrealized gains	323	(124)	199	844	(318)	526
Other comprehensive income (loss)	$27,232	(10,485)	16,747	(58,297)	22,450	(35,847)
Comprehensive income			$63,619			9,688

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Series A Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2012	$957,327	—	113,182	2,868,965	(114,176)	4,101	(259,968)	3,569,431
Net income	—	—	—	—	—	—	75,109	75,109
Other comprehensive loss, net of income taxes	—	—	—	—	—	(37,161)	—	(37,161)
Cash dividends declared on Common Stock - $0.14 per share	—	—	—	—	—	—	(16,981)	(16,981)
Cash dividends paid on Series A Preferred Stock	—	—	—	(24,197)	—	—	—	(24,197)
Accretion of discount on Series A Preferred Stock	5,398	—	—	(5,398)	—	—	—	—
Settlement of prepaid common stock purchase contracts			17,550	(17,550)				—
Restricted share unit activity	—	—	146	(1,490)	—	—	(137)	(1,481)
Stock options exercised			9	125				134
Share-based compensation expense	—	—	—	3,350	—	—	—	3,350
Balance at June 30, 2013	$962,725	—	130,887	2,823,805	(114,176)	(33,060)	(201,977)	3,568,204

Balance at December 31, 2013	$—	125,862	139,721	2,976,348	(114,176)	(41,258)	(137,512)	2,948,985
Net income	—	—	—	—	—	—	95,289	95,289
Other comprehensive income, net of income taxes	—	—	—	—	—	27,542	—	27,542
Cash dividends declared on Common Stock - $0.14 per share	—	—	—	—	—	—	(19,460)	(19,460)
Cash dividends paid on Series C Preferred Stock	—	—	—	(5,119)	—	—	—	(5,119)
Series C Preferred Stock issuance costs	—	118	—	—	—	—	—	118
Restricted share unit activity	—	—	39	(507)	—	—	—	(468)
Stock options exercised	—	—	75	1,229	—	—	—	1,304
Share-based compensation tax benefit	—	—	—	162	—	—	—	162
Share-based compensation expense	—	—	—	4,698	—	—	—	4,698
Balance at June 30, 2014	$—	125,980	139,835	2,976,811	(114,176)	(13,716)	(61,683)	3,053,051

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2014	2013
Operating Activities
Net income	$95,289	75,109
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	21,795	48,773
Depreciation, amortization, and accretion, net	26,342	32,520
Deferred income tax expense	49,891	40,456
Decrease in interest receivable	4,263	4,476
Decrease in interest payable	(1,515)	(2,880)
(Increase) decrease in trading account assets	(14,205)	33
Originations of mortgage loans held for sale	(347,327)	(539,281)
Proceeds from sales of mortgage loans held for sale	323,940	627,950
Gains on sales of mortgage loans held for sale	(5,493)	(11,168)
(Increase) decrease in fair value of mortgage loans held for sale	(1,782)	7,930
(Increase) decrease in other assets	(13,247)	26,014
Decrease in accrued salaries and benefits	(5,210)	(15,480)
Increase (decrease) in other liabilities	7,928	(12,635)
Investment securities gains, net	(1,331)	(1,448)
Losses on sales of other loans held for sale, net	2,226	79
Losses and write-downs on other real estate, net	8,229	14,314
Decrease in fair value of private equity investments, net	369	1,140
Increase in accrual for Visa indemnification	752	801
Share-based compensation expense	4,698	3,350
Write-downs on other assets held for sale	7,508	170
Gain on sale of Memphis branches, net	(5,789)	—
Gain on sale of branch property	(3,116)	—
Other, net	—	(581)
Net cash provided by operating activities	$154,215	299,642
Investing Activities
Net cash (used) received in dispositions/acquisitions	(90,571)	56,328
Net decrease in interest earning deposits with banks	16,664	1,377
Net decrease in federal funds sold and securities purchased under resale agreements	1,422	24,881
Net (increase) decrease in interest bearing funds with Federal Reserve Bank	(44,756)	39,139
Proceeds from maturities and principal collections of investment securities available for sale	245,108	392,737
Proceeds from sales of investment securities available for sale	20,815	347,386
Purchases of investment securities available for sale	(111,505)	(925,603)
Proceeds from sales of loans	36,530	82,753
Proceeds from sales of other real estate	28,147	49,535
Principal repayments by borrowers on other loans held for sale	770	334
Net increase in loans	(594,896)	(276,715)
Purchases of premises and equipment	(28,776)	(15,798)
Proceeds from disposals of premises and equipment	4,838	21
Proceeds from sales of other assets held for sale	241	918
Net cash used in investing activities	$(515,969)	(222,707)
Financing Activities
Net increase (decrease) in demand and savings deposits	208,039	(416,596)
Net increase in certificates of deposit	100,011	13,428
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(20,292)	21,690

Principal repayments on long-term debt	(625)	(150,807)
Proceeds from issuance of long-term debt	224,958	311,732
Dividends paid to common shareholders	(19,460)	(16,981)
Dividends paid to preferred shareholders	(5,119)	(24,197)
Stock options exercised	1,304	134
Excess tax benefit from share-based compensation	201	—
Restricted stock activity	(468)	(1,481)
Net cash provided by (used in) financing activities	$488,549	(263,078)
Increase (decrease) in cash and cash equivalents	126,795	(186,143)
Cash and cash equivalents at beginning of period	469,630	614,630
Cash and cash equivalents at end of period	$596,425	428,487
Supplemental Cash Flow Information
Cash paid during the period for:
Income tax payments, net	4,530	1,437
Interest paid	56,657	62,763
Non-cash Activities
Mortgage loans held for sale transferred to loans at fair value	89	14,471
Premises and equipment transferred to other assets held for sale	13,037	—
Loans foreclosed and transferred to other real estate	25,280	51,835
Loans transferred to other loans held for sale at fair value	31,605	87,189
Other loans held for sale transferred to loans at fair value	—	1,235
Other loans held for sale foreclosed and transferred to other real estate at fair value	—	1,395
Securities sold during the period but settled after period-end	—	(13,198)

Dispositions/Acquisitions:
Fair value of non-cash assets (sold) acquired	(100,982)	536
Fair value of liabilities (sold) assumed	(191,553)	56,864

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At June 30, 2014 and December 31, 2013, cash and cash equivalents included $98.1 million and $104.9 million, respectively, on deposit to meet Federal Reserve Bank requirements. At June 30, 2014 and December 31, 2013, $125 thousand and $375 thousand, respectively, of the due from banks balance was restricted as to withdrawal.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and Federal funds sold and securities purchased under resale agreements. Interest earning deposits with banks include $9.4 million and $11.1 million at June 30, 2014 and December 31, 2013, respectively, which is pledged as collateral in connection with certain letters of credit. Federal funds sold include $73.1 million at June 30, 2014 and $72.2 million at December 31, 2013, which are pledged to collateralize certain derivative instruments. Federal funds sold and securities purchased under resale agreements, and Federal funds purchased and securities sold under repurchase agreements, generally mature in one day.

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
Note 2 - Reverse Stock Split and Increase in Number of Authorized Common Shares

On April 24, 2014, at Synovus' 2014 Annual Shareholders' Meeting ("Annual Meeting"), Synovus’ shareholders approved a proposal authorizing Synovus’ Board of Directors to effect a one-for-seven reverse stock split of Synovus’ common stock. Following the Annual Meeting, Synovus’ Board of Directors authorized the one-for-seven reverse stock split.  The reverse stock split became effective on May 16, 2014, and Synovus' shares of common stock began trading on a post-split basis on the New York Stock Exchange (NYSE) at the opening of trading on May 19, 2014. All prior periods presented in this Report have been adjusted to reflect the one-for-seven reverse stock split. Financial information updated by this capital change includes earnings per common share, dividends per common share, stock price per common share, weighted average common shares, outstanding common shares, treasury shares, common stock, additional paid-in capital, and share-based compensation.
Additionally, on April 24, 2014, Synovus’ shareholders also approved an amendment to Synovus’ articles of incorporation to increase the number of authorized shares of Synovus’ common stock from 1.2 billion shares to 2.4 billion shares. Synovus effected the increase in the number of authorized shares on April 24, 2014. Upon the reverse stock split effective date, the number of Synovus’ authorized shares of common stock were proportionately reduced from 2.4 billion shares to 342.9 million shares.
Note 3 - Sale of Branches
On January 17, 2014, Synovus completed the sale of certain loans, premises, deposits, and other assets and liabilities of the Memphis, Tennessee operations of Trust One Bank, a division of Synovus Bank.  The sale included $89.6 million in total loans and $191.3 million in total deposits.   Results for the six months ended June 30, 2014 reflect a pre-tax gain, net of associated costs, of $5.8 million relating to this transaction.

Note 4 - Investment Securities
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at June 30, 2014 and December 31, 2013 are summarized below.

	June 30, 2014
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$17,793	—	—	17,793
U.S. Government agency securities	33,264	1,028	—	34,292
Securities issued by U.S. Government sponsored enterprises	111,795	1,014	—	112,809
Mortgage-backed securities issued by U.S. Government agencies	173,296	1,848	(766)	174,378
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,327,735	21,176	(10,616)	2,338,295
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	384,836	4,125	(2,488)	386,473
State and municipal securities	5,222	209	(2)	5,429
Equity securities	3,228	3,725	—	6,953
Other investments	4,099	—	(336)	3,763
Total investment securities available for sale	$3,061,268	33,125	(14,208)	3,080,185

	December 31, 2013
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$17,791	—	—	17,791
U.S. Government agency securities	33,480	1,161	—	34,641
Securities issued by U.S. Government sponsored enterprises	112,305	1,440	—	113,745
Mortgage-backed securities issued by U.S. Government agencies	196,521	2,257	(3,661)	195,117
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,443,282	9,718	(31,640)	2,421,360
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	406,717	698	(8,875)	398,540
State and municipal securities	6,723	168	(2)	6,889
Equity securities	3,856	3,728	—	7,584
Other investments	4,074	—	(383)	3,691
Total investment securities available for sale	$3,224,749	19,170	(44,561)	3,199,358

(1)
Amortized cost is adjusted for other-than-temporary impairment charges in 2014 and 2013, which have been recognized in the consolidated statements of income in the applicable year, and were considered inconsequential.

At June 30, 2014 and December 31, 2013, investment securities with a carrying value of $2.15 billion and $2.33 billion respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of June 30, 2014 and December 31, 2013 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in income. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position.

Declines in the fair value of available for sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of June 30, 2014, Synovus had one investment security in a loss position for less than twelve months and forty-six investment securities in a loss position for twelve months or longer.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013, are presented below.

	June 30, 2014
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	—	—	—	—	—	—
Securities issued by U.S. Government sponsored enterprises	—	—	—	—	—	—
Mortgage-backed securities issued by U.S. Government agencies	—	—	30,922	766	30,922	766
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	1,052,375	10,616	1,052,375	10,616
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	125,675	2,488	125,675	2,488
State and municipal securities	—	—	42	2	42	2
Equity securities	—	—	—	—	—	—
Other investments	1,897	202	1,866	134	3,763	336
Total	$1,897	202	1,210,880	14,006	1,212,777	14,208

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	—	—	—	—	—	—
Securities issued by U.S. Government sponsored enterprises	—	—	—	—	—	—
Mortgage-backed securities issued by U.S. Government agencies	121,607	3,363	2,951	298	124,558	3,661
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,885,521	31,640	—	—	1,885,521	31,640
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	282,898	8,875	—	—	282,898	8,875
State and municipal securities	—	—	40	2	40	2
Equity securities	—	—	—	—	—	—
Other investments	1,969	105	1,722	278	3,691	383
Total	$2,291,995	43,983	4,713	578	2,296,708	44,561

The amortized cost and fair value by contractual maturity of investment securities available for sale at June 30, 2014 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at June 30, 2014
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$17,793	—	—	—	—	17,793
U.S. Government agency securities	114	9,097	24,053	—	—	33,264
Securities issued by U.S. Government sponsored enterprises	30,030	81,765	—	—	—	111,795
Mortgage-backed securities issued by U.S. Government agencies	15	1	—	173,280	—	173,296
Mortgage-backed securities issued by U.S. Government sponsored enterprises	102	2,429	1,913,531	411,673	—	2,327,735
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	384,836	—	384,836
State and municipal securities	95	2,098	289	2,740	—	5,222
Equity securities	—	—	—	—	3,228	3,228
Other investments	—	—	—	2,000	2,099	4,099
Total amortized cost	$48,149	95,390	1,937,873	974,529	5,327	3,061,268
Fair Value
U.S. Treasury securities	$17,793	—	—	—	—	17,793
U.S. Government agency securities	114	9,414	24,764	—	—	34,292
Securities issued by U.S. Government sponsored enterprises	30,187	82,622	—	—	—	112,809
Mortgage-backed securities issued by U.S. Government agencies	15	1	—	174,362	—	174,378
Mortgage-backed securities issued by U.S. Government sponsored enterprises	108	2,595	1,913,923	421,669	—	2,338,295
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	386,473	—	386,473
State and municipal securities	95	2,139	308	2,887	—	5,429
Equity securities	—	—	—	—	6,953	6,953
Other investments	—	—	—	1,866	1,897	3,763
Total fair value	$48,312	96,771	1,938,995	987,257	8,850	3,080,185

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the six and three months ended June 30, 2014 and 2013 are presented below. Other-than-temporary impairment charges of $88 thousand are included in gross realized losses for the six months ended June 30, 2014. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Proceeds from sales of investment securities available for sale	$20,815	$347,386	—	135,146
Gross realized gains	1,419	2,036	—	1,760
Gross realized losses	(88)	(588)	—	(357)
Investment securities gains, net	$1,331	1,448	—	1,403

Note 5 - Restructuring Charges
For the six and three months ended June 30, 2014 and 2013 total restructuring charges are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Severance charges	$8,047	6,610	—	1,737
Asset impairment charges	7,358	—	7,358	—
Professional fees and other charges	888	(3)	358	21
Total restructuring charges	$16,293	6,607	7,716	1,758

In January 2014, Synovus announced the planned implementation during 2014 of new expense savings initiatives which are expected to result in annualized cost savings of $30 million. The initiatives include planned workforce reductions as well as planned reductions in occupancy expenses. Synovus began to implement these initiatives during the first quarter of 2014, undertaking the first targeted staff reductions. As a result of these actions, Synovus recorded aggregate restructuring charges of $8.6 million during the three months ended March 31, 2014, consisting primarily of $8.0 million in severance charges related to employees identified for involuntary termination. These termination benefits are provided under an ongoing benefit arrangement as defined in ASC 712, Compensation-Nonretirement Postemployment Benefits; accordingly, the charges were recorded pursuant to the liability recognition criteria of ASC 712. Additionally, during the second quarter of 2014, upon management's decision to close 13 branches across the five-state footprint during the fourth quarter of 2014, Synovus recorded asset impairment charges of $7.4 million. Restructuring charges for the fourth quarter of 2014 are expected to include approximately $6 million in charges related to lease exit costs associated with the planned branch closings (based upon the expectation that these leased facilities will cease to be used during the fourth quarter of 2014).
Severance charges recorded during the six months ended June 30, 2013 relate to involuntary terminations in connection with previously announced efficiency initiatives. These termination benefits were provided under a one-time benefit arrangement as defined in ASC 420, Exit or Disposal Costs or Obligations; accordingly, the charges were recorded pursuant to the liability recognition criteria of ASC 420.
At June 30, 2014, the liability for restructuring activities was $6.3 million, and consisted primarily of involuntary termination benefits (accounted for in accordance with ASC 712) which are expected to be paid in lump sums during the remainder of 2014.

Note 6 - Loans and Allowance for Loan Losses
The following is a summary of current, accruing past due, and non-accrual loans by portfolio class as of June 30, 2014 and December 31, 2013.

Current, Accruing Past Due, and Non-accrual Loans
	June 30, 2014
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$4,767,934	1,488	—	1,488	40,927	4,810,349
1-4 family properties	1,026,506	5,455	417	5,872	26,711	1,059,089
Land acquisition	553,949	1,695	347	2,042	42,564	598,555
Total commercial real estate	6,348,389	8,638	764	9,402	110,202	6,467,993
Commercial, financial and agricultural	5,504,255	11,977	806	12,783	57,903	5,574,941
Owner-occupied	3,748,944	7,502	828	8,330	29,005	3,786,279
Small business	873,574	5,134	652	5,786	7,210	886,570
Total commercial and industrial	10,126,773	24,613	2,286	26,899	94,118	10,247,790
Home equity lines	1,641,202	6,781	141	6,922	16,396	1,664,520
Consumer mortgages	1,512,811	11,652	215	11,867	36,433	1,561,111
Credit cards	252,538	1,502	1,329	2,831	—	255,369
Other retail	283,030	2,444	63	2,507	2,398	287,935
Total retail	3,689,581	22,379	1,748	24,127	55,227	3,768,935
Total loans	$20,164,743	55,630	4,798	60,428	259,547	20,484,718	(1)

	December 31, 2013
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$4,533,708	3,552	40	3,592	66,454	4,603,754
1-4 family properties	1,115,858	6,267	527	6,794	33,819	1,156,471
Land acquisition	549,838	1,100	300	1,400	154,095	705,333
Total commercial real estate	6,199,404	10,919	867	11,786	254,368	6,465,558
Commercial, financial and agricultural	5,413,614	16,251	721	16,972	59,628	5,490,214
Owner-occupied	3,749,052	9,341	66	9,407	36,980	3,795,439
Small business	676,947	4,506	155	4,661	5,608	687,216
Total commercial and industrial	9,839,613	30,098	942	31,040	102,216	9,972,869
Home equity lines	1,564,578	4,919	136	5,055	17,908	1,587,541
Consumer mortgages	1,460,219	18,068	1,011	19,079	39,770	1,519,068
Credit cards	253,422	1,917	1,507	3,424	—	256,846
Other retail	280,524	2,190	26	2,216	2,038	284,778
Total retail	3,558,743	27,094	2,680	29,774	59,716	3,648,233
Total loans	$19,597,760	68,111	4,489	72,600	416,300	20,086,660	(2)

(1)Total before net deferred fees and costs of $29.0 million.
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

Loan Portfolio Credit Exposure by Risk Grade
	June 30, 2014
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$4,453,645	228,334	128,370	—	—		4,810,349
1-4 family properties	832,074	100,763	118,205	8,047	—		1,059,089
Land acquisition	463,764	60,134	73,717	940	—		598,555
Total commercial real estate	5,749,483	389,231	320,292	8,987	—		6,467,993
Commercial, financial and agricultural	5,209,016	186,667	170,974	8,199	85	(3)	5,574,941
Owner-occupied	3,478,985	160,617	145,732	512	433	(3)	3,786,279
Small business	871,090	—	14,249	1,231	—		886,570
Total commercial and industrial	9,559,091	347,284	330,955	9,942	518		10,247,790
Home equity lines	1,640,278	—	20,559	1,660	2,023	(3)	1,664,520
Consumer mortgages	1,518,211	—	40,499	2,158	243	(3)	1,561,111
Credit cards	254,039	—	382	—	948	(4)	255,369
Other retail	283,873	—	3,920	32	110	(3)	287,935
Total retail	3,696,401	—	65,360	3,850	3,324		3,768,935
Total loans	$19,004,975	736,515	716,607	22,779	3,842		20,484,718	(5)

	December 31, 2013
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$4,184,748	249,890	167,392	1,724	—		4,603,754
1-4 family properties	892,512	126,715	128,890	8,062	292	(3)	1,156,471
Land acquisition	421,956	94,316	186,514	2,547	—		705,333
Total commercial real estate	5,499,216	470,921	482,796	12,333	292		6,465,558
Commercial, financial and agricultural	5,053,808	224,620	201,410	10,286	90	(3)	5,490,214
Owner-occupied	3,478,359	155,097	160,173	1,810	—		3,795,439
Small business	674,200	—	12,219	797	—		687,216
Total commercial and industrial	9,206,367	379,717	373,802	12,893	90		9,972,869
Home equity lines	1,559,272	—	24,931	1,448	1,890	(3)	1,587,541
Consumer mortgages	1,475,928	—	40,935	1,918	287	(3)	1,519,068
Credit cards	255,339	—	541	—	966	(4)	256,846
Other retail	281,179	—	3,400	75	124	(3)	284,778
Total retail	3,571,718	—	69,807	3,441	3,267		3,648,233
Total loans	$18,277,301	850,638	926,405	28,667	3,649		20,086,660	(6)

(1) Includes $232.9 million and $384.0 million of non-accrual Substandard loans at June 30, 2014 and December 31, 2013, respectively.
(2) The loans within this risk grade are on non-accrual status and have an allowance for loan losses generally equal to 50% of the loan amount.
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
(5)Total before net deferred fees and costs of $29.0 million.
(6)Total before net deferred fees and costs of $28.9 million.

The following table details the changes in the allowance for loan losses by loan segment for the six months ended June 30, 2014 and 2013.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Six Months Ended June 30, 2014
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$127,012	116,069	41,479	23,000	307,560
Allowance for loan losses of sold branches	(281)	(398)	(340)	—	(1,019)
Charge-offs	(35,906)	(15,590)	(12,860)	—	(64,356)
Recoveries	5,216	4,308	4,279	—	13,803
Provision (credit) for loan losses	6,183	28,585	10,027	(23,000)	21,795
Ending balance	$102,224	132,974	42,585	—	277,783
Ending balance: individually evaluated for impairment	21,470	19,053	961	—	41,484
Ending balance: collectively evaluated for impairment	$80,754	113,921	41,624	—	236,299
Loans:
Ending balance: total loans(1)	$6,467,993	10,247,790	3,768,935	—	20,484,718
Ending balance: individually evaluated for impairment	331,414	202,899	51,181	—	585,494
Ending balance: collectively evaluated for impairment	$6,136,579	10,044,891	3,717,754	—	19,899,224

	As Of and For The Six Months Ended June 30, 2013
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$167,926	138,495	38,984	28,000	373,405
Charge-offs	(64,351)	(30,232)	(20,452)	—	(115,035)
Recoveries	9,095	15,114	3,528	—	27,737
Provision (credit) for loan losses	25,659	9,813	18,301	(5,000)	48,773
Ending balance	$138,329	133,190	40,361	23,000	334,880
Ending balance: individually evaluated for impairment	47,039	27,775	1,197	—	76,011
Ending balance: collectively evaluated for impairment	$91,290	105,415	39,164	23,000	258,869
Loans:
Ending balance: total loans(2)	$6,414,750	9,727,959	3,489,341	—	19,632,050
Ending balance: individually evaluated for impairment	624,402	284,559	58,491	—	967,452
Ending balance: collectively evaluated for impairment	$5,790,348	9,443,400	3,430,850	—	18,664,598

(1)Total before net deferred fees and costs of $29.0 million.
(2)Total before net deferred fees and costs of $23.8 million.

The following table details the changes in the allowance for loan losses by loan segment for the three months ended June 30, 2014 and 2013.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Three Months Ended June 30, 2014
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$126,955	128,346	45,570	—	300,871
Charge-offs	(27,960)	(7,554)	(6,567)	—	(42,081)
Recoveries	2,989	2,355	1,365	—	6,709
Provision for loan losses	240	9,827	2,217	—	12,284
Ending balance	$102,224	132,974	42,585	—	277,783
Ending balance: individually evaluated for impairment	21,470	19,053	961	—	41,484
Ending balance: collectively evaluated for impairment	$80,754	113,921	41,624	—	236,299
Loans:
Ending balance: total loans(1)	$6,467,993	10,247,790	3,768,935	—	20,484,718
Ending balance: individually evaluated for impairment	331,414	202,899	51,181	—	585,494
Ending balance: collectively evaluated for impairment	$6,136,579	10,044,891	3,717,754	—	19,899,224

	As Of and For The Three Months Ended June 30, 2013
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$145,991	134,657	43,124	28,000	351,772
Charge-offs	(28,075)	(11,014)	(8,827)	—	(47,916)
Recoveries	5,493	10,696	1,758	—	17,947
Provision (credit) for loan losses	14,920	(1,149)	4,306	(5,000)	13,077
Ending balance	$138,329	133,190	40,361	23,000	334,880
Ending balance: individually evaluated for impairment	47,039	27,775	1,197	—	76,011
Ending balance: collectively evaluated for impairment	$91,290	105,415	39,164	23,000	258,869
Loans:
Ending balance: total loans(2)	$6,414,750	9,727,959	3,489,341	—	19,632,050
Ending balance: individually evaluated for impairment	624,402	284,559	58,491	—	967,452
Ending balance: collectively evaluated for impairment	$5,790,348	9,443,400	3,430,850	—	18,664,598

(1)Total before net deferred fees and costs of $29.0 million.
(2)Total before net deferred fees and costs of $23.8 million.

During the first quarter of 2014, Synovus designated $23.0 million of allowance for loan losses that was included in the unallocated component of the allowance for loan losses at December 31, 2013 to the allowance for loan losses allocated to the respective loan segments.  The allocation of the allowance for loan losses to the loan segments related to the qualitative factors evaluated at December 31, 2013 on a total loan portfolio basis and included in the unallocated component of the allowance for loan losses at December 31, 2013.   These qualitative factors consider the inherent risk of loss relating to the following:

•	experience, ability, and depth of lending management, loan review personnel, and other relevant staff

•	national and local economic trends and conditions

•	underlying value of collateral dependent loans, which impacts trends in charge-offs and recoveries that are not included in the expected loss factors

•	trends in volume and terms of loans

•	effects of changes in credit concentrations

•	model uncertainty

Management determined that, prospectively, the assessment of these qualitative factors for each loan segment would improve the overall level of precision of the allowance for loan loss estimation process.  The designation of this component of the unallocated allowance to the allocated allowance did not result in a change to the total allowance for loan losses or provision expense for the first quarter of 2014. The allowance for loan losses continues to consist of an allocated component (which includes the qualitative factors noted above as well as the qualitative factors disclosed in Synovus' 2013 Form 10-K) and an unallocated component. Beginning March 31, 2014, the unallocated component relates to risk elements, if any, which are not already included in the allocated allowance.

The tables below summarize impaired loans (including accruing TDRs) as of June 30, 2014 and December 31, 2013.

Impaired Loans (including accruing TDRs)
	June 30, 2014			Six Months Ended June 30, 2014		Three Months Ended June 30, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$34,064	45,351	—	20,840	—	27,491	—
1-4 family properties	4,036	21,206	—	6,901	—	5,219	—
Land acquisition	30,896	94,899	—	31,988	—	34,596	—
Total commercial real estate	68,996	161,456	—	59,729	—	67,306	—
Commercial, financial and agricultural	10,242	20,296	—	11,483	—	10,046	—
Owner-occupied	21,606	23,379	—	22,565	—	21,471	—
Small business	—	—	—	—	—	—	—
Total commercial and industrial	31,848	43,675	—	34,048	—	31,517	—
Home equity lines	—	—	—	—	—	—	—
Consumer mortgages	2,310	2,527	—	1,271	—	1,889	—
Credit cards	—	—	—	—	—	—	—
Other retail	—	—	—	—	—	—	—
Total retail	2,310	2,527	—	1,271	—	1,889	—
Total impaired loans with no related allowance recorded	$103,154	207,658	—	95,048	—	100,712	—
With allowance recorded
Investment properties	$120,684	121,771	3,757	152,469	2,070	136,574	992
1-4 family properties	93,058	93,916	12,782	103,152	1,577	95,931	763
Land acquisition	48,676	48,780	4,931	130,032	846	86,284	374
Total commercial real estate	262,418	264,467	21,470	385,653	4,493	318,789	2,129
Commercial, financial and agricultural	80,669	80,834	14,666	100,319	1,261	94,848	503
Owner-occupied	80,850	81,007	3,943	82,376	1,400	78,791	670
Small business	9,532	9,532	444	8,034	112	9,027	97
Total commercial and industrial	171,051	171,373	19,053	190,729	2,773	182,666	1,270
Home equity lines	3,573	3,573	85	2,974	32	3,342	32
Consumer mortgages	39,781	39,781	779	41,265	541	39,940	471
Credit cards	—	—	—	—	—	—	—
Other retail	5,517	5,517	97	4,753	141	5,275	85
Total retail	48,871	48,871	961	48,992	714	48,557	588
Total impaired loans with allowance recorded	$482,340	484,711	41,484	625,374	7,980	550,012	3,987
Total impaired loans
Investment properties	$154,748	167,122	3,757	173,309	2,070	164,065	992
1-4 family properties	97,094	115,122	12,782	110,053	1,577	101,150	763
Land acquisition	79,572	143,679	4,931	162,020	846	120,880	374
Total commercial real estate	331,414	425,923	21,470	445,382	4,493	386,095	2,129
Commercial, financial and agricultural	90,911	101,130	14,666	111,802	1,261	104,894	503
Owner-occupied	102,456	104,386	3,943	104,941	1,400	100,262	670
Small business	9,532	9,532	444	8,034	112	9,027	97
Total commercial and industrial	202,899	215,048	19,053	224,777	2,773	214,183	1,270
Home equity lines	3,573	3,573	85	2,974	32	3,342	32
Consumer mortgages	42,091	42,308	779	42,536	541	41,829	471
Credit cards	—	—	—	—	—	—	—
Other retail	5,517	5,517	97	4,753	141	5,275	85
Total retail	51,181	51,398	961	50,263	714	50,446	588
Total impaired loans	$585,494	692,369	41,484	720,422	7,980	650,724	3,987

Impaired Loans (including accruing TDRs)
	December 31, 2013			Year Ended December 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$14,218	15,820	—	18,046	—
1-4 family properties	9,679	29,741	—	23,879	—
Land acquisition	30,595	78,470	—	41,007	—
Total commercial real estate	54,492	124,031	—	82,932	—
Commercial, financial and agricultural	13,490	22,312	—	15,355	—
Owner-occupied	24,839	32,626	—	22,556	—
Small business	—	—	—	—	—
Total commercial and industrial	38,329	54,938	—	37,911	—
Home equity lines	—	—	—	33	—
Consumer mortgages	1,180	2,840	—	1,487	—
Credit cards	—	—	—	—	—
Other retail	—	—	—	4	—
Total retail	1,180	2,840	—	1,524	—
Total impaired loans with no related allowance recorded	$94,001	181,809	—	122,367	—
With allowance recorded
Investment properties	$186,058	193,765	8,863	226,987	5,062
1-4 family properties	115,063	117,410	11,126	115,614	3,464
Land acquisition	183,029	202,048	26,789	191,807	2,931
Total commercial real estate	484,150	513,223	46,778	534,408	11,457
Commercial, financial and agricultural	112,291	117,049	15,364	126,242	3,534
Owner-occupied	86,661	92,529	4,327	106,186	3,590
Small business	5,669	5,669	336	4,132	162
Total commercial and industrial	204,621	215,247	20,027	236,560	7,286
Home equity lines	2,750	2,750	116	4,668	176
Consumer mortgages	44,019	44,019	967	48,674	1,910
Credit cards	—	—	—	—	—
Other retail	7,013	7,013	109	5,555	285
Total retail	53,782	53,782	1,192	58,897	2,371
Total impaired loans with allowance recorded	$742,553	782,252	67,997	829,865	21,114
Total impaired loans
Investment properties	$200,276	209,585	8,863	245,033	5,062
1-4 family properties	124,742	147,151	11,126	139,493	3,464
Land acquisition	213,624	280,518	26,789	232,814	2,931
Total commercial real estate	538,642	637,254	46,778	617,340	11,457
Commercial, financial and agricultural	125,781	139,361	15,364	141,597	3,534
Owner-occupied	111,500	125,155	4,327	128,742	3,590
Small business	5,669	5,669	336	4,132	162
Total commercial and industrial	242,950	270,185	20,027	274,471	7,286
Home equity lines	2,750	2,750	116	4,701	176
Consumer mortgages	45,199	46,859	967	50,161	1,910
Credit cards	—	—	—	—	—
Other retail	7,013	7,013	109	5,559	285
Total retail	54,962	56,622	1,192	60,421	2,371
Total impaired loans	$836,554	964,061	67,997	952,232	21,114

The average recorded investment in impaired loans was $720.4 million and $650.7 million for the six and three months ended June 30, 2014, respectively. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the six and three months ended June 30, 2014 and 2013. Interest income recognized for accruing TDRs was $8.0 million and $4.0 million, respectively, for the six and three months ended June 30, 2014 and $10.8 million and $5.4 million, respectively, for the six and three months ended June 30, 2013 . At June 30, 2014 and December 31, 2013, all impaired loans other than $444.1 million and $556.4 million, respectively, of accruing TDRs, were on non-accrual status.
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

The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the six and three months ended June 30, 2014 and 2013 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Six Months Ended June 30, 2014
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	6	$—	7,143	1,339	8,482
1-4 family properties	18	—	1,036	1,511	2,547
Land acquisition	11	—	4,282	2,042	6,324
Total commercial real estate	35	—	12,461	4,892	17,353
Commercial, financial and agricultural	13	—	4,070	9,242	13,312
Owner-occupied	9	—	19,315	14,151	33,466
Small business	46	—	1,746	5,071	6,817
Total commercial and industrial	68	—	25,131	28,464	53,595
Home equity lines	6	—	728	451	1,179
Consumer mortgages	8	—	1,753	103	1,856
Credit cards	—	—	—	—	—
Other retail	10	—	442	235	677
Total retail	24	—	2,923	789	3,712
Total TDRs	127	$—	40,515	34,145	74,660	(1)

	Three Months Ended June 30, 2014
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	3	$—	—	1,019	1,019
1-4 family properties	14	—	903	425	1,328
Land acquisition	10	—	4,282	1,508	5,790
Total commercial real estate	27	—	5,185	2,952	8,137
Commercial, financial and agricultural	6	—	2,279	7,037	9,316
Owner-occupied	2	—	16,827	11,333	28,160
Small business	23	—	1,450	1,755	3,205
Total commercial and industrial	31	—	20,556	20,125	40,681
Home equity lines	4	—	487	405	892
Consumer mortgages	7	—	1,652	103	1,755
Credit cards	—	—	—		—
Other retail	6	—	442	118	560
Total retail	17	—	2,581	626	3,207
Total TDRs	75	$—	28,322	23,703	52,025	(2)

(1) No net charge-offs were recorded during the six months ended June 30, 2014 upon restructuring of these loans.
(2) No net charge-offs were recorded during the three months ended June 30, 2014 upon restructuring of these loans.

TDRs by Concession Type
	Six Months Ended June 30, 2013
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	31	$—	47,152	4,372	51,524
1-4 family properties	58	424	24,031	6,496	30,951
Land acquisition	16	74	5,332	7,231	12,637
Total commercial real estate	105	498	76,515	18,099	95,112
Commercial, financial and agricultural	57	183	17,907	8,990	27,080
Owner-occupied	27	—	15,620	14,335	29,955
Small business	24	—	917	1,608	2,525
Total commercial and industrial	108	183	34,444	24,933	59,560
Home equity lines	1	—	—	80	80
Consumer mortgages	84	—	7,124	3,038	10,162
Credit cards	—	—	—	—	—
Other retail	38	—	460	1,028	1,488
Total retail	123	—	7,584	4,146	11,730
Total TDRs	336	$681	118,543	47,178	166,402	(1)

	Three Months Ended June 30, 2013
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	17	$—	31,375	2,258	33,633
1-4 family properties	21	—	17,067	2,312	19,379
Land acquisition	6	—	1,353	6,902	8,255
Total commercial real estate	44	—	49,795	11,472	61,267
Commercial, financial and agricultural	30	—	9,430	7,253	16,683
Owner-occupied	10	—	10,337	11,881	22,218
Small business	11	—	30	934	964
Total commercial and industrial	51	—	19,797	20,068	39,865
Home equity lines	—	—	—	—	—
Consumer mortgages	38	—	2,204	435	2,639
Credit cards	—	—	—	—	—
Other retail	14	—	88	362	450
Total retail	52	—	2,292	797	3,089
Total TDRs	147	$—	71,884	32,337	104,221	(2)

(1) Net charge-offs of $53 thousand were recorded during the six months ended June 30, 2013 upon restructuring of these loans.
(2) No net charge-offs were recorded during the three months ended June 30, 2013 upon restructuring of these loans.

The following table presents TDRs that defaulted in the periods indicated and which were modified or renewed in a TDR within 12 months of the default date.

Troubled Debt Restructurings Entered Into That Subsequently Defaulted* During
	Six Months Ended June 30, 2014		Three Months Ended June 30, 2014
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Investment properties	1	$186	—	$—
1-4 family properties	3	1,018	3	1,018
Land acquisition	1	428	1	428
Total commercial real estate	5	1,632	4	1,446
Commercial, financial and agricultural	2	1,378	1	856
Owner-occupied	—	—	—	—
Small business	—	—	—	—
Total commercial and industrial	2	1,378	1	856
Home equity lines	—	—	—	—
Consumer mortgages	1	70	1	70
Credit cards	—	—	—	—
Other retail	—	—	—	—
Total retail	1	70	1	70
Total TDRs	8	$3,080	6	$2,372

* Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments.

Troubled Debt Restructurings Entered Into That Subsequently Defaulted* During
	Six Months Ended June 30, 2013		Three Months Ended June 30, 2013
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Investment properties	2	$4,519	—	$—
1-4 family properties	8	10,754	6	1,809
Land acquisition	1	126	1	125
Total commercial real estate	11	15,399	7	1,934
Commercial, financial and agricultural	2	389	1	119
Owner-occupied	2	924	1	68
Small business	1	20	1	20
Total commercial and industrial	5	1,333	3	207
Home equity lines	—	—	—	—
Consumer mortgages	13	978	3	420
Credit cards	—	—	—	—
Other retail	1	195	—	—
Total retail	14	1,173	3	420
Total TDRs	30	$17,905	13	$2,561

* Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments.
If, at the time a loan was designated as a TDR, the loan was not already impaired, the measurement of impairment that resulted from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At June 30, 2014, the allowance for loan losses allocated to accruing TDRs totaling $444.1 million was $24.3 million compared to accruing TDRs of $556.4 million with an allocated allowance for loan losses of $27.7 million at December 31, 2013. Non-accrual, non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs, are individually measured for the amount of impairment, if any, both before and after the TDR designation.

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
The carrying value of ORE was $101.5 million and $112.6 million at June 30, 2014 and December 31, 2013, respectively. During the six months ended June 30, 2014 and 2013, $25.3 million and $53.2 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value. During the six months ended June 30, 2014 and 2013, Synovus recognized foreclosed real estate expense, net, of $9.7 million and $18.4 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $8.2 million and $14.3 million for the six months ended June 30, 2014 and 2013, respectively.
Note 8 - Goodwill

At June 30, 2014, the carrying value of goodwill was $24.4 million. Synovus assesses goodwill for impairment at the reporting unit level on an annual basis and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Synovus performs its annual goodwill impairment testing as of June 30th of each year. At June 30, 2014, Synovus completed its annual goodwill impairment evaluation, and as a result of this evaluation, concluded that goodwill was not impaired.

For the annual goodwill impairment test, the fair value of the reporting unit was determined by using the income approach. The first step (Step 1) of impairment testing requires a comparison of the reporting unit's fair value to the carrying amount to identify potential impairment. The result of the Step 1 process indicated that goodwill of the reporting unit was not impaired, as the fair value of the reporting unit exceeded the respective carrying value; therefore, no further testing was required. The estimated fair value of the reporting unit was $134.1 million, which exceeded the carrying value of $76.6 million by $57.5 million, or 75%. The key assumptions that drove the fair value of this reporting unit under the income approach included projected revenue growth, projected EBITDA margin, long-term growth rate, and the discount rate.

Note 9 - Other Comprehensive Income (Loss)
The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component, and is shown for the six and three months ended June 30, 2014 and 2013.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance as of December 31, 2013	$(13,099)	(28,936)	777	(41,258)
Other comprehensive income before reclassifications	—	28,068	243	28,311
Amounts reclassified from accumulated other comprehensive income (loss)	137	(818)	(88)	(769)
Net current period other comprehensive income (loss)	137	27,250	155	27,542
Balance as of June 30, 2014	$(12,962)	(1,686)	932	(13,716)

Balance as of April 1, 2014	$(13,030)	(18,166)	733	(30,463)
Other comprehensive income before reclassifications	—	16,480	243	16,723
Amounts reclassified from accumulated other comprehensive income (loss)	68	—	(44)	24
Net current period other comprehensive income (loss)	68	16,480	199	16,747
Balance as of June 30, 2014	$(12,962)	(1,686)	932	(13,716)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance as of December 31, 2012	$(13,373)	17,111	363	4,101
Other comprehensive income (loss) before reclassifications	—	(36,909)	519	(36,390)
Amounts reclassified from accumulated other comprehensive income (loss)	136	(891)	(16)	(771)
Net current period other comprehensive income (loss)	136	(37,800)	503	(37,161)
Balance as of June 30, 2013	$(13,237)	(20,689)	866	(33,060)

Balance as of April 1, 2013	$(13,304)	15,751	340	2,787
Other comprehensive income (loss) before reclassifications	—	(35,578)	519	(35,059)
Amounts reclassified from accumulated other comprehensive income (loss)	67	(862)	7	(788)
Net current period other comprehensive income (loss)	67	(36,440)	526	(35,847)
Balance as of June 30, 2013	$(13,237)	(20,689)	866	(33,060)

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). Thus, during the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative financial instruments, equity securities, and debt securities as a single portfolio. As of June 30, 2014, the ending balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to the previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.
The following table illustrates activity within the reclassifications out of accumulated other comprehensive income (loss), for the six and three months ended June 30, 2014 and 2013.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Six Months Ended June 30, 2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(224)	Interest expense
	87	Income tax (expense) benefit
	$(137)	Reclassifications, net of income taxes
Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$1,331	Investment securities gains, net
	(513)	Income tax (expense) benefit
	$818	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$144	Salaries and other personnel expense
	(56)	Income tax (expense) benefit
	$88	Reclassifications, net of income taxes

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended June 30, 2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(112)	Interest expense
	44	Income tax (expense) benefit
	$(68)	Reclassifications, net of income taxes
Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$—	Investment securities gains, net
	—	Income tax (expense) benefit
	$—	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$72	Salaries and other personnel expense
	(28)	Income tax (expense) benefit
	$44	Reclassifications, net of income taxes

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Six Months Ended June 30, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(224)	Interest expense
	88	Income tax (expense) benefit
	$(136)	Reclassifications, net of income taxes
Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$1,448	Investment securities gains, net
	(557)	Income tax (expense) benefit
	$891	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$26	Salaries and other personnel expense
	(10)	Income tax (expense) benefit
	$16	Reclassifications, net of income taxes

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended June 30, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(112)	Interest expense
	45	Income tax (expense) benefit
	$(67)	Reclassifications, net of income taxes
Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$1,403	Investment securities gains, net
	(541)	Income tax (expense) benefit
	$862	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$—	Salaries and other personnel expense
	(7)	Income tax (expense) benefit
	$(7)	Reclassifications, net of income taxes

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

Level 2
Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or model-based valuation techniques for which all significant assumptions are derived principally from or corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined by using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. U.S. Government sponsored agency securities, mortgage-backed securities issued by U.S. Government sponsored enterprises and agencies, obligations of states and municipalities, CMOs issued by U.S. Government sponsored enterprises, and mortgage loans held-for-sale are generally included in this category. Certain private equity investments that invest in publicly traded companies are also considered Level 2 assets.

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

See Note 16 "Fair Value Accounting" to the consolidated financial statements of Synovus' 2013 Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments.

	June 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	6,305	—	6,305
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	1,900	—	1,900
State and municipal securities	—	744	—	744
All other mortgage-backed securities	—	3,755	—	3,755
Other investments	—	7,614	—	7,614
Total trading securities	$—	20,318	—	20,318
Mortgage loans held for sale	—	75,957	—	75,957
Investment securities available for sale:
U.S. Treasury securities	17,793	—	—	17,793
U.S. Government agency securities	—	34,292	—	34,292
Securities issued by U.S. Government sponsored enterprises	—	112,809	—	112,809
Mortgage-backed securities issued by U.S. Government agencies	—	174,378	—	174,378
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,338,295	—	2,338,295
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	386,473	—	386,473
State and municipal securities	—	5,429	—	5,429
Equity securities	6,953	—	—	6,953
Other investments(1)	1,897	—	1,866	3,763
Total investment securities available for sale	$26,643	3,051,676	1,866	3,080,185
Private equity investments	—	1,258	27,376	28,634
Mutual funds held in Rabbi Trusts	11,349	—	—	11,349
Derivative assets:
Interest rate contracts	—	34,476	—	34,476
Mortgage derivatives(2)	—	1,889	—	1,889
Total derivative assets	$—	36,365	—	36,365
Liabilities
Trading account liabilities	—	7,309	—	7,309
Salary stock units	465	—	—	465
Derivative liabilities:
Interest rate contracts	—	35,046	—	35,046
Mortgage derivatives(2)	—	1,122	—	1,122
Visa derivative	—	—	2,438	2,438
Total derivative liabilities	$—	36,168	2,438	38,606

	December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	2,465	—	2,465
State and municipal securities	—	429	—	429
All other mortgage-backed securities	—	968	—	968
Other investments	—	2,251	—	2,251
Total trading securities	$—	6,113	—	6,113
Mortgage loans held for sale	—	45,384	—	45,384
Investment securities available for sale:
U.S. Treasury securities	17,791	—	—	17,791
U.S. Government agency securities	—	34,641	—	34,641
Securities issued by U.S. Government sponsored enterprises	—	113,745	—	113,745
Mortgage-backed securities issued by U.S. Government agencies	—	195,117	—	195,117
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,421,360	—	2,421,360
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	398,540	—	398,540
State and municipal securities	—	6,889	—	6,889
Equity securities	6,956	—	628	7,584
Other investments(1)	1,969	—	1,722	3,691
Total investment securities available for sale	$26,716	3,170,292	2,350	3,199,358
Private equity investments	—	1,615	27,745	29,360
Mutual funds held in Rabbi Trusts	11,246	—	—	11,246
Derivative assets:
Interest rate contracts	—	38,482	—	38,482
Mortgage derivatives(2)	—	1,522	—	1,522
Total derivative assets	$—	40,004	—	40,004
Liabilities
Trading account liabilities	—	1,763	—	1,763
Salary stock units	1,764	—	—	1,764
Derivative liabilities:
Interest rate contracts	—	39,436	—	39,436
Visa derivative	—	—	2,706	2,706
Total derivative liabilities	$—	39,436	2,706	42,142

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

Changes in Fair Value Included in Net Income
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Mortgage loans held for sale	$1,781	(7,930)	1,057	(5,171)

Mortgage Loans Held for Sale
(in thousands)	As of June 30, 2014	As of December 31, 2013
Fair value	$75,957	45,384
Unpaid principal balance	73,735	44,943
Fair value less aggregate unpaid principal balance	$2,222	441

Changes in Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the six and three months ended June 30, 2014 and 2013 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During the first and second quarters of 2014 and 2013, Synovus did not have any material transfers between levels in the fair value hierarchy.

	Six Months Ended June 30,
	2014			2013
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Contracts, Net	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Contracts, Net
Beginning balance, January 1,	$2,350	27,745	(2,706)	$3,178	30,708	(2,956)
Total gains (losses) realized/unrealized:
Included in earnings*	(88)	(369)	(752)	—	(1,140)	(801)
Unrealized gains (losses) included in other comprehensive income	144	—	—	276	—	—
Purchases	—		—	—	—	—
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(540)	—	1,020	—	—	780
Amortization of discount/premium	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance, June 30,	$1,866	27,376	(2,438)	3,454	29,568	(2,977)
Total net gains (losses) for the six months included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30,	$(88)	(369)	(752)	—	(1,140)	(801)

* Included in earnings as a component of non-interest income (expense).

	Three Months Ended June 30,
	2014			2013
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Contracts, Net	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Contracts, Net
Beginning balance, April 1,	$2,399	27,495	(2,525)	3,312	30,451	(2,610)
Total gains (losses) realized/unrealized:
Included in earnings*	—	(119)	(356)	—	(883)	(764)
Unrealized gains (losses) included in other comprehensive income	7	—	—	142	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(540)	—	443	—	—	397
Amortization of discount/premium	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance, June 30,	$1,866	27,376	(2,438)	3,454	29,568	(2,977)
Total net gains (losses) for the three months included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30,	$—	(119)	(356)	—	(883)	(764)

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

	June 30, 2014				December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Impaired loans*	$—	—	11,190	11,190	—	—	170,693	170,693
Other loans held for sale	—	—	2,045	2,045	—	—	9,670	9,670
Other real estate	—	—	18,746	18,746	—	—	50,070	50,070
Other assets held for sale	$—	—	5,394	5,394	—	—	4,945	4,945

The following table presents fair value adjustments recognized for the six and three months ended June 30, 2014 and 2013 for the assets measured at fair value on a non-recurring basis.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Impaired loans*	$8,144	30,152	$5,542	10,184
Other loans held for sale	1,631	3,546	1,631	3,315
Other real estate	3,229	4,513	654	363
Other assets held for sale	$7,508	170	$7,508	—

* Impaired loans that are collateral-dependent.

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

June 30, 2014
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale:
Other Investments:

Trust preferred securities	1,866	Discounted cash flow analysis	Credit spread embedded in discount rate	400-490 bps (445 bps)
			Discount for lack of marketability(2)	0%-10% (0%)

Private equity investments	27,376	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies (2)
				N/A

Visa derivative liability	2,438	Internal valuation	Management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract.	$400 thousand to $2.4 million ($2.4 million)

June 30, 2014
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$11,190	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0% - 79% (42%) 0% - 10% (7%)

Other loans held for sale	2,045	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0% - 19% (19%) 0% - 10% (7%)

Other real estate	18,746	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0% - 4% (2%) 0% - 10% (7%)

Other assets held for sale	5,394	Third party appraised value of collateral less estimated selling costs or BOV	Discount to appraised value (3) Estimated selling costs	9%-80% (55%) 0%-10% (10%)

(1) The range represents management's best estimate of the high and low of the value that would be assigned to a particular input. For assets measured at fair value on a non-recurring basis, the weighted average is the measure of central tendencies; it is not the value that management is using for the asset or liability.
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
Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed company transactions related to the investee companies (2)
				N/A

Visa derivative liability	2,706	Internal valuation	Management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract.	$400 thousand to $2.7 million ($2.7 million)

December 31, 2013
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$170,693	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-65% (25%) 0%-10% (7%)

Other loans held for sale	9,670	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-12% (4%) 0%-10% (7%)

Other real estate	50,070	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-7% (2%) 0%-10% (7%)

Other assets held for sale	4,945	Third party appraised value of collateral less estimated selling costs or BOV	Discount to appraised value (3) Estimated selling costs	5%-36% (20%) 0%-10% (7%)

(1) The range represents management's best estimate of the high and low of the value that would be assigned to a particular input. For assets measured at fair value on a non-recurring basis, the weighted average is the measure of central tendencies; it is not the value that management is using for the asset or liability.
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
Investment Securities Available for Sale
For the trust preferred securities in Level 3 assets, raising the credit spread, and raising the discount for lack of liquidity assumptions will result in a lower fair value measurement.
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
Visa Derivative Liability
The fair value of the Visa derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract. Significant increases (decreases) in any of these inputs in isolation would result in a significantly higher (lower) valuation of the Visa derivative liability.
Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at June 30, 2014 and December 31, 2013. The fair value represents management’s best estimates based on a range of methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans, interest bearing deposits (including brokered deposits), and long-term debt, the amounts disclosed in the notes should not be considered an estimate of the amount that would be realized if all such financial instruments were to be settled immediately. See Note 16 "Fair Value Accounting" to the consolidated financial statements of Synovus' 2013 Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis and financial instruments that are not recorded at fair value on the balance sheet.
The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
(in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$596,425	596,425	596,425	—	—
Interest bearing funds with Federal Reserve Bank	689,284	689,284	689,284	—	—
Interest earning deposits with banks	7,661	7,661	7,661	—	—
Federal funds sold and securities purchased under resale agreements	79,553	79,553	79,553	—	—
Trading account assets	20,318	20,318	—	20,318	—
Mortgage loans held for sale	75,957	75,957	—	75,957	—
Other loans held for sale	2,764	2,764	—	—	2,764
Investment securities available for sale	3,080,185	3,080,185	26,643	3,051,676	1,866
Private equity investments	28,634	28,634	—	1,258	27,376
Mutual funds held in Rabbi Trusts	11,349	11,349	11,349	—	—
Loans, net of deferred fees and costs	20,455,763	20,188,381	—	—	20,188,381
Derivative assets	36,365	36,365	—	36,365	—
Financial liabilities
Trading account liabilities	7,309	7,309	—	7,309	—
Non-interest bearing deposits	5,875,301	5,875,301	—	5,875,301	—
Interest bearing deposits	15,118,166	15,123,417	—	15,123,417	—
Federal funds purchased and securities sold under repurchase agreements	127,840	127,840	127,840	—	—
Salary stock units	465	465	465	—	—
Long-term debt	2,256,418	2,329,660	—	2,329,660	—
Derivative liabilities	$38,606	38,606	—	36,168	2,438

	December 31, 2013
(in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$469,630	469,630	469,630	—	—
Interest bearing funds with Federal Reserve Bank	644,528	644,528	644,528	—	—
Interest earning deposits with banks	24,325	24,325	24,325	—	—
Federal funds sold and securities purchased under resale agreements	80,975	80,975	80,975	—	—
Trading account assets	6,113	6,113	—	6,113	—
Mortgage loans held for sale	45,384	45,384	—	45,384	—
Other loans held for sale	10,685	10,685	—	—	10,685
Investment securities available for sale	3,199,358	3,199,358	26,716	3,170,292	2,350
Private equity investments	29,360	29,360	—	1,615	27,745
Mutual funds held in Rabbi Trusts	11,246	11,246	11,246	—	—
Loans, net of deferred fees and costs	20,057,798	19,763,708	—	—	19,763,708
Derivative assets	40,004	40,004	—	40,004	—
Financial liabilities
Trading account liabilities	1,763	1,763	—	1,763	—
Non-interest bearing deposits	5,642,751	5,642,751	—	5,642,751	—
Interest bearing deposits	15,234,039	15,244,020	—	15,244,020	—
Federal funds purchased and securities sold under repurchase agreements	148,132	148,132	148,132	—	—
Salary stock units	1,764	1,764	1,764	—	—
Long-term debt	2,033,141	2,095,720	—	2,095,720	—
Derivative liabilities	$42,142	42,142	—	39,436	2,706

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
From time to time, Synovus utilizes interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of June 30, 2014 and December 31, 2013, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.
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

Cash Flow Hedges
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of June 30, 2014, there were no cash flow hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus expects to reclassify from accumulated other comprehensive income (loss) $447 thousand of interest expense during the next twelve months as amortization of deferred losses are recorded.
Synovus did not terminate any cash flow hedges during 2014 or 2013. The remaining unamortized deferred net loss balance of all previously terminated cash flow hedges at June 30, 2014 and December 31, 2013 was $(1.3) million and $(1.6) million, respectively.
Fair Value Hedges
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair value of various fixed rate liabilities due to changes in the benchmark interest rate, LIBOR. Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of June 30, 2014, there were no fair value hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus did not terminate any fair value hedges during 2014 or 2013. The remaining unamortized deferred net gain balance on all previously terminated fair value hedges at June 30, 2014 and December 31, 2013 was $9.2 million and $10.7 million, respectively. Synovus expects to reclassify from hedge-related basis adjustment, a component of long-term debt, $3.1 million of the deferred gain balance on previously terminated fair value hedges as a reduction to interest expense during the next twelve months as amortization of deferred gains is recorded.
Customer Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' consolidated balance sheet. Fair value changes are recorded in non-interest income in Synovus' consolidated statements of income. As of June 30, 2014, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.13 billion, a decrease of $49.2 million compared to December 31, 2013.
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative contract was $2.4 million and $2.7 million at June 30, 2014 and December 31, 2013, respectively. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract.
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
Synovus enters into interest rate lock commitments for residential mortgage loans which commit us to lend funds to a potential borrower at a specific interest rate and within a specified period of time. Interest rate lock commitments that relate to the origination of mortgage loans that, if originated, will be held for sale, are considered derivative financial instruments under applicable accounting guidance. Outstanding interest rate lock commitments expose Synovus to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan.

At June 30, 2014 and December 31, 2013, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers, in the amount of $100.7 million and $65.0 million, respectively. The fair value of these commitments resulted in a gain of $1.3 million and a loss of $(2.5) million for the six months ended June 30, 2014 and 2013, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At June 30, 2014 and December 31, 2013, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $125.0 million and $92.0 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans resulted in a loss of $(2.0) million and a gain of $7.4 million for the six months ended June 30, 2014 and 2013, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
Collateral Contingencies
Certain derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. As Synovus’ current rating is below investment grade, Synovus is required to post collateral, as required by each agreement, against these positions. Additionally, as of June 10, 2013, the CCC became mandatory for certain trades as required under the Dodd-Frank Act. These derivative transactions also carry collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As trades are migrated to the CCC, dealer counterparty exposure will be reduced, and higher notional amounts of Synovus' derivative instruments will be housed at the CCC, a highly regulated and well-capitalized entity. As of June 30, 2014, collateral totaling $73.1 million consisting of Federal funds sold was pledged to the derivative counterparties, including $4.0 million with the CCC, to comply with collateral requirements.
The impact of derivative instruments on the consolidated balance sheets at June 30, 2014 and December 31, 2013 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
(in thousands)	Location on Consolidated Balance Sheet	June 30, 2014	December 31, 2013	Location on Consolidated Balance Sheet	June 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$34,476	38,482	Other liabilities	$35,046	39,436
Mortgage derivatives	Other assets	1,889	1,522	Other liabilities	1,122	—
Visa derivative		—	—	Other liabilities	2,438	2,706
Total derivatives not designated as hedging instruments		$36,365	40,004		$38,606	42,142

The pre-tax effect of fair value hedges on the consolidated statements of income for the six and three months ended June 30, 2014 and 2013 is presented below.

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
(in thousands)		Six Months Ended June 30,
Derivatives not designated as hedging instruments		2014	2013
Interest rate contracts(1)	Other non-interest income	384	(158)
Mortgage derivatives(2)	Mortgage banking income	(755)	4,942
Total		$(371)	4,784

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
(in thousands)		Three Months Ended June 30,
Derivatives not designated as hedging instruments		2014	2013
Interest rate contracts(1)	Other non-interest income	281	(279)
Mortgage derivatives(2)	Mortgage banking income	(435)	5,030
Total		$(154)	4,751

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third party investors.
During the six months ended June 30, 2014 and 2013, Synovus also reclassified $1.5 million and $1.7 million, respectively, from hedge-related basis adjustment, a component of long-term debt, as a reduction to interest expense. These deferred gains relate to hedging relationships that have been previously terminated and are reclassified into earnings over the remaining life of the hedged items.
Note 12- Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the six and three months ended June 30, 2014 and 2013.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Basic Net Income Per Common Share:
Net income available to common shareholders	$90,170	45,515	44,313	30,717
Weighted average common shares outstanding	138,961	117,035	138,991	121,585
Basic net income per common share	$0.65	0.39	0.32	0.25

Diluted Net Income Per Common Share:
Net income available to common shareholders	$90,170	45,515	44,313	30,717
Weighted average common shares outstanding	138,961	117,035	138,991	121,585
Potentially dilutive shares from assumed exercise of securities or other contracts to purchase Common Stock	574	13,092	576	8,549
Weighted average diluted common shares	139,535	130,127	139,567	130,134
Diluted net income per common share	$0.65	0.35	0.32	0.24

A reverse stock split became effective on May 16, 2014, and Synovus' shares of common stock began trading on a post-split basis on the NYSE at the opening of trading on May 19, 2014. Share and per share amounts included in this Report for prior periods have been adjusted to reflect the one-for-seven reverse stock split.
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
During 2010, 13,800,000 units of tMEDS were issued through a public offering. On May 15, 2013, each remaining tMED automatically settled, and Synovus issued 17.5 million shares of Common Stock. As a result, these shares are no longer potentially dilutive shares from assumed exercise of these contracts to purchase Common Stock.

As of June 30, 2014 and 2013, there were 3.5 million and 4.1 million, respectively, potentially dilutive shares related to Common Stock options and Warrants to purchase shares of Common Stock that were outstanding during 2014 and 2013, but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.
Note 13 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At June 30, 2014, Synovus had a total of 7,231,901 shares of its authorized but unissued Common Stock reserved for future grants under the 2013 Omnibus Plan. The 2013 Omnibus Plan authorizes 8,571,429 common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units) count as 2 share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. The Plan permits grants of share-based compensation including stock options, non-vested shares, and restricted share units. The grants generally include vesting periods ranging from two to five years and contractual terms of 10 years. Stock options are granted at exercise prices which equal the fair value of a share of common stock on the grant-date. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
Share-based Compensation Expense
Share-based compensation costs associated with employee grants are recorded as a component of salaries and other personnel expense in the consolidated statements of income. Share-based compensation costs associated with grants made to non-employee directors of Synovus are recorded as a component of other operating expenses. Share-based compensation expense for service-based awards is recognized net of estimated forfeitures for plan participants on a straight-line basis over the vesting period. Total share-based compensation expense was $4.7 million and $2.5 million for the six and three months ended June 30, 2014, respectively, and $3.4 million and $1.6 million for the six and three months ended June 30, 2013, respectively.
Stock Options
No stock option grants were made during the six months ended June 30, 2014. At June 30, 2014, there were 3,010,614 options to purchase shares of Common Stock outstanding with a weighted average exercise price of $48.60.
Restricted Share Units, Performance Share Units and Market Restricted Share Units
During the six months ended June 30, 2014, Synovus awarded 402,577 restricted share units that have a service-based vesting period of three years and awarded 57,645 performance share units that vest upon service conditions and performance conditions. Synovus also granted 86,465 market restricted share units during the six months ended June 30, 2014. The weighted average grant-date fair value of the awarded restricted share units, performance share units and market restricted share units was $23.75 per share. At June 30, 2014, including dividend equivalents granted, there were 1,077,224 restricted share units, performance share units and market restricted share units outstanding with a weighted average grant-date fair value of $20.55.
During the six months ended June 30, 2014, Synovus also granted 18,938 salary stock units to senior management, which vested and were expensed immediately upon grant. Compensation expense is initially determined based on the number of salary stock units granted and the market price of Common Stock at the grant date. Subsequent to the grant date, compensation expense is recorded for changes in Common Stock market price. The total fair value of salary stock units granted during the six months ended June 30, 2014 was $465 thousand. The salary stock units granted during 2014 are classified as liabilities and will be settled in cash on January 15, 2015.
Note 14 - Income Taxes
The valuation allowance for deferred tax assets was $15.0 million and $14.6 million at June 30, 2014 and December 31, 2013, respectively.  The $414 thousand increase in the valuation allowance from December 31, 2013 to June 30, 2014 is related to the addition of certain state income tax credits earned that are available to reduce future tax liability through the tax year 2019 but are expected to expire before they can be utilized.  Management assesses the need for a valuation allowance for deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.  Based on the assessment of all of the positive and negative evidence at June 30, 2014, management has concluded that it is more likely than not that $677.5 million of the net deferred tax asset will be realized based upon future taxable income.
Synovus expects to realize substantially all of the $677.5 million in net deferred tax assets well in advance of the statutory carryforward period. At June 30, 2014, $195.8 million of existing deferred tax assets are not related to net operating losses or credits and, therefore, have no expiration dates. Approximately $390.1 million of the remaining deferred tax assets relate to federal net operating losses which expire in years beginning in 2028 through 2032. Additionally, $56.0 million of the deferred tax assets relate to state NOLs which will expire in installments annually through the tax year 2034. Tax credit carryforwards at June 30, 2014 include federal alternative minimum tax credits totaling $24.6 million, which have an unlimited carryforward period. Other federal and state tax credits at June 30, 2014 total $26.0 million and have expiration dates through the tax year 2034.
The valuation allowance could fluctuate in future periods based on management's assessment of the positive and negative evidence. Management's conclusion at June 30, 2014 that it is more likely than not that the net deferred tax assets of $677.5 million will be realized is based upon management's estimate of future taxable income. Management's estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on Synovus' financial condition or results of operations.
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
Note 15 - Legal Proceedings
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of June 30, 2014 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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
Securities Class Action
On July 7, 2009, the City of Pompano Beach General Employees' Retirement System filed suit against Synovus, and certain of Synovus' current and former officers, in the United States District Court, Northern District of Georgia (Civil Action File No. 1:09-CV-1811) (the “Securities Class Action”); and on June 11, 2010, Lead Plaintiffs, the Labourers' Pension Fund of Central and Eastern Canada and the Sheet Metal Workers' National Pension Fund, filed an amended complaint alleging that Synovus and the named individual defendants misrepresented or failed to disclose material facts that artificially inflated Synovus' stock price in violation of the federal securities laws. Lead Plaintiffs' allegations are based on purported exposure to Synovus' lending relationship with the Sea Island Company and the impact of such alleged exposure on Synovus' financial condition. Lead Plaintiffs in the Securities Class Action seek damages in an unspecified amount. On May 19, 2011, the Court ruled that the amended complaint failed to satisfy the mandatory pleading requirements of the Private Securities Litigation Reform Act. The Court also ruled that Lead Plaintiffs would be allowed the opportunity to submit a further amended complaint. Lead Plaintiffs served their second amended complaint on June 27, 2011. Defendants filed a Motion to Dismiss that complaint on July 27, 2011. On March 22, 2012, the Court granted in part and denied in part that Motion to Dismiss. On April 19, 2012, the Defendants filed a motion requesting that the Court reconsider its March 22, 2012 order. On September 26, 2012, the Court issued a written order denying the Motion for Reconsideration. Defendants filed their answer to the second amended complaint on May 21, 2012. On March 7, 2013, the Court granted Lead Plaintiffs' motion for class certification. On May 23, 2013, the 11th Circuit Court of Appeals granted Defendants permission to appeal the District Court’s certification of the class. On October 4, 2013, the Lead Plaintiffs and the Defendants reached a settlement-in-principle to settle the Securities Class Action. Under the settlement-in-principle, the Defendants shall cause to be paid $11.8 million to the Lead Plaintiffs (the “Securities Class Action Settlement Payment”) in exchange for broad releases, dismissal with prejudice of the Securities Class Action and other material and customary terms and conditions. On March 17, 2014, the Lead Plaintiffs filed a motion with the District Court for preliminary approval of the Securities Class Action Settlement Payment. The District Court granted preliminary approval of the Securities Class Action Settlement Payment on June 4, 2014, and the hearing date for the final approval is scheduled for October 7, 2014. Synovus expects that, subject to execution of an appropriate release of the Defendants’ insurance carriers and other customary acknowledgments by the Defendants, the Securities Class Action Settlement Payment will be fully covered by insurance. There can be no assurance that the settlement-in-principle will be finally approved by the District Court. In the event the settlement-in-principle of the Securities Class Action is not approved by the District Court and finally settled, Synovus and the individually named defendants collectively intend to vigorously defend themselves against the Securities Class Action.
Overdraft Litigation
Posting Order Litigation
On September 21, 2010, Synovus, Synovus Bank and CB&T were named as defendants in a putative multi-state class action relating to the manner in which Synovus Bank charges overdraft fees to customers. The case, Childs et al. v. Columbus Bank and Trust et al., was filed in the Northern District of Georgia, Atlanta Division, and asserts claims for breach of contract and breach of the covenant of good faith and fair dealing, unconscionability, conversion and unjust enrichment for alleged injuries suffered by plaintiffs as a result of Synovus Bank's assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards allegedly resulting from the sequence used to post payments to the plaintiffs' accounts. On October 25, 2010, the Childs case was transferred to a multi-district proceeding in the Southern District of Florida. In Re: Checking Account Overdraft Litigation, MDL No. 2036. Plaintiffs amended their complaint on October 21, 2011. The Synovus entities filed a motion to dismiss the amended complaint on November 22, 2011. On July 26, 2012, the court denied the motion as to Synovus and Synovus Bank, but granted the motion as to CB&T. Synovus and Synovus Bank filed their answer to the amended complaint on September 24, 2012. The case is currently in discovery. A preliminary hearing regarding class certification is scheduled for August 13, 2014.
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
On February 3, 2014, the Gwinnett County State Court (State of Georgia) issued an order preliminarily approving the proposed settlement (the “Griner Settlement”) by and among Synovus Financial Corp. and Synovus Bank (collectively referred to herein as “Synovus”), and the plaintiffs in the Griner Overdraft Litigation. Under the terms of the Griner Settlement, Synovus has agreed to (1) establish a fund to pay eligible class member claims and (2) pay an agreed-upon amount of fees to counsel for the plaintiffs in the Griner Overdraft Litigation. In exchange, each purported class member in the Griner Overdraft Litigation will give Synovus a full and final general release of all claims alleged or that could be alleged in the Griner Overdraft Litigation. The final fairness hearing on the Griner Settlement was held on May 20, 2014, and the Griner Settlement was approved by the Court.
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

(15)
changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, including a downgrade in our credit ratings;

(16)	the impact on our borrowing costs, capital costs and our liquidity due to our status as a non-investment grade issuer;

(17)
restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(18)	the risk that we may be unable to pay dividends on our Common Stock or Series C Preferred Stock or Synovus Bank may be unable to pay dividends to us;

(19)	the risk that for our deferred tax assets, we may be required to increase the valuation allowance in future periods, or we may not be able to realize all of the deferred tax assets in the future;

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
The following financial review summarizes the significant trends affecting Synovus’ results of operations and financial condition for the six and three months ended June 30, 2014 and 2013, respectively. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2013 Form 10-K.
Management's Discussion and Analysis of Financial Condition and Results of Operations are divided into key segments:

•	Economic Overview

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
ECONOMIC OVERVIEW
Despite a series of progressively declined revisions to the first quarter of 2014 gross domestic product (GDP), culminating in a final estimate of negative 2.1%, the Federal Reserve continued to proceed with U.S. Treasury and Mortgage-Backed Securities (MBS) purchase reductions at a pace that is expected to bring the Quantitative Easing (QE) process to an end by October 2014. Although second quarter GDP estimates have not been finalized, the initial estimate of 4.0% growth reflects the positive impact of several factors, including employment growth, manufacturing expansion, and increased consumption, due in part to higher consumer sentiment.
The national unemployment rate at quarter-end dropped 60 bps from the first quarter, to 6.1%. Bureau of Labor Statistics and ADP Payroll monthly job creation data were impressive (specifically in June when both measurements exceeded 280,000 new jobs), yet a significant portion of the decline was attributable to a sizable reduction in the national labor force. Within the Synovus footprint, this trend is best reflected in South Carolina, where labor force reductions, coupled with employment gains, have led to a year-over-year unemployment rate improvement of 260 bps (7.9% to 5.3%). Florida is exhibiting gains in both labor force and job growth which, although healthier for the state economy, results in a less impressive year-over-year decline in the unemployment rate (7.5% to 6.3%). Tennessee (8.4% to 6.4%) and Georgia (8.4% to 7.2%) show declines in state unemployment rates that are primarily due to more labor force declines, with the exception of major metro areas such as Atlanta-Sandy Springs-Roswell, GA MSA and Nashville-Davidson-Murfreesboro-Franklin, TN MSA, which both follow Florida’s pattern. Alabama lost more jobs than labor force participants, resulting in the footprint’s only increased unemployment rate of 6.8%, up from 6.4% one year earlier. The lowest second quarter Synovus footprint unemployment rate is 4.5% in Greenville-Anderson-Mauldin, SC MSA; the highest second quarter Synovus footprint unemployment rate is 8.9% in Dalton, GA MSA, although this market showed the best improvement in Georgia with a 200 bps reduction year-over-year.

Manufacturing growth is evidenced by increases in the Institute for Supply Management Purchase Manager’s Index from 54.9 in April to 55.3 in June, as well as the Markit PMI (Purchasing Managers' Index), which increased from 55.4 to 57.3 over the same period. Industrial production grew 6.7% in the second quarter, far better than the growth rate of 1.4% in the first quarter. Record port and rail traffic numbers were a constant throughout the second quarter as suppressed demand from first quarter excised itself from the economy. These statistics are particularly important in the Synovus footprint as manufacturing and logistics expansion in the Southeast is significant, especially near port markets, such as Charleston, Savannah, and Mobile, that will be able to accommodate post-Panamax ship volume. Inland port areas such as Greenville, SC and Atlanta, GA are seeing manufacturing, supplier, and logistics growth based on easy access to the aforementioned ports as well as an economically friendly business environment.
The Conference Board Consumer Confidence Index rose from 82.3 at the beginning of the second quarter to 85.2 at the end of June. Consumer spending, presumably muted by winter storms during the first quarter, has shown evidence of a rebound in the form of consumer credit growth and a rising number of automobile sales. First quarter automobile sales reached an annualized level of 16.4 million units in March, and by June this number had climbed to annualized sales of 17.0 million units. On the commercial front, the National Federation of Independent Businesses Small Business Optimism Index was relatively stagnant, holding at a positive yet cautious rating of 95 at quarter-end.
Despite continued tapering of MBS purchases by the Federal Reserve in the second quarter, Freddie Mac 30-year, fixed mortgage rates moved downward to 4.14% in June from 4.41% in April. The pace of permitting in residential construction (including multi-family) continued to decline as evidenced by reductions in permit volume in many MSAs within the Synovus footprint. Nationally, median single family existing home sale prices generally increased year-over-year during the quarter (5.1% annualized), though the pace has slowed substantially since peak quarters in 2013. The most recently released (for May 2014) Case-Shiller 10 and 20 City Composite Indices for sales of U.S. housing showed annualized gains of 9.4% and 9.3% annualized, respectively, compared to the prior month's (April 2014) annualized gains of 10.8% annualized, for both the 10 and 20 City Composite Indices. The decline in the rate of U.S home price appreciation indicated by the Case-Shiller Indices is reflective of a normalizing housing market driven by true market sales, not distressed or foreclosure sales.
Nationally, commercial real estate continued its recovery as asset values pushed higher, particularly in the multi-family and industrial/warehouse sectors where capitalization rates have reached historic lows, and rents have generally exceeded pre-recession levels. Premium pricing for major metro market properties has pushed investors seeking adequate yields towards secondary markets and major inland transportation hubs. CRE, and more specifically the hospitality segment, has continued to perform very well within the Synovus footprint as well. Smith Travel Research shows that of eighteen markets comprising the bulk of Synovus' hospitality portfolio and expansion areas, all except one has shown positive RevPAR (Revenue Per Available Room) growth. Though Florida is the footprint leader in CRE metric gains and job creation, South Carolina is emerging as a contender, driven by port growth, manufacturing, and logistics. Nashville-Davidson-Murfreesboro-Franklin, TN MSA leads all Synovus footprint major MSAs with low vacancy rates for multi-family (4.0%), retail (7.9%), and office (13.7%).
Second quarter geopolitical concerns were focused on unrest in Iraq, while global economic interest continued to be centered on Europe and the persistent struggle there between creditor and debtor members. While there has been improved productivity and growth in some areas of the European community, there continues to be nagging unemployment and expense concerns in others. China’s economy is slowing in time with decreased worldwide demand. There is some concern that Federal Reserve policy actions could impact developing economies over the course of 2014 and into 2015. Closer to home, Latin and South American economies are significantly impacting domestic economies in Texas and Florida. At this time, Synovus does not have direct exposure to global markets, but it will continue to monitor the impact of international developments on domestic economic activity and will determine the most appropriate strategies to pursue.

DISCUSSION OF RESULTS OF OPERATIONS
Consolidated Financial Highlights
A summary of Synovus’ financial performance for the six and three months ended June 30, 2014 and 2013 is set forth in the table below.

	Six Months Ended June 30,			Three Months Ended June 30,
(dollars in thousands, except per share data)	2014	2013	Change	2014	2013	Change
Net interest income	$405,566	401,891	0.9%	205,051	202,077	1.5%
Provision for loan losses	21,795	48,773	(55.3)	12,284	13,077	(6.1)
Non-interest income	133,569	129,813	2.9	63,388	65,092	(2.6)
Non-interest expense	366,365	363,472	0.8	182,205	181,186	0.6
Adjusted non-interest expense(1)	336,558	331,582	1.5	169,498	167,777	1.0
Income before income taxes	150,975	119,459	26.4	73,950	72,906	1.4
Adjusted pre-tax, pre-credit costs income(1)	195,457	198,674	(1.6)	98,941	97,989	1.0
Net income	95,289	75,109	26.9	46,872	45,535	2.9
Net income available to common shareholders	90,170	45,515	98.1	44,313	30,717	44.3
Net income per common share, basic	0.65	0.39	66.9	0.32	0.25	26.2
Net income per common share, diluted	0.65	0.35	84.8	0.32	0.24	34.5
Net interest margin	3.40%	3.41	(1) bps	3.41%	3.39	2 bps
Net charge-off ratio	0.50	0.90	(40) bps	0.69	0.61	8 bps

	June 30, 2014	March 31, 2014	Sequential Quarter Change	June 30, 2013	Year Over Year Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$20,455,763	20,159,004	296,759	$19,608,283	847,480
Total deposits	20,993,467	20,950,892	42,575	20,710,703	282,764
Core deposits(1)	19,544,047	19,584,952	(40,905)	19,372,640	171,407
Core deposits excluding time deposits(1)	$16,377,551	16,364,879	12,672	15,995,424	382,127

Non-performing assets ratio	1.77%	2.46	(69) bps	3.21%	(144) bps
Past due loans over 90 days	0.02	0.03	(1) bp	0.02	—

Tier 1 capital	$2,500,491	2,430,790	69,701	$2,904,985	(404,494)
Tier 1 common equity(1)	2,364,511	2,294,810	69,701	1,932,260	432,251
Total risk-based capital	2,958,274	2,981,130	(22,856)	3,445,161	(486,887)
Tier 1 capital ratio	11.01%	10.85	16 bps	13.49%	(248) bps
Tier 1 common equity ratio(1)	10.42	10.24	18 bps	8.97	145 bps
Total risk-based capital ratio	13.03	13.31	(28) bps	15.99	(296) bps
Total shareholders’ equity to total assets ratio	11.47	11.34	13 bps	13.43	(196) bps
Tangible common equity to tangible assets ratio(1)	10.91	10.78	13 bps	9.71	120 bps

(1)	See reconciliation of “Non-GAAP Financial Measures” in this Report.
Results for the Six and Three Months Ended June 30, 2014
For the six months ended June 30, 2014, net income available to common shareholders was $90.2 million, or $0.65 per diluted common share, compared to net income available to common shareholders of $45.5 million or $0.35 per diluted common share for the six months ended June 30, 2013. For the three months ended June 30, 2014, net income available to common shareholders was $44.3 million, or $0.32 per diluted common share, compared to net income available to common shareholders of $30.7 million, or $0.24 per diluted common share, for the same period a year earlier. Net income (which does not include dividends and accretion of discount on preferred stock) for the six months ended June 30, 2014 was $95.3 million compared to net income of $75.1 million for the six months ended June 30, 2013 and was $46.9 million for the three months ended June 30, 2014 compared to $45.5 million for the same period a year earlier. The first six months of 2014 results include a $5.8 million net gain from the Memphis transaction, a $3.1 million gain on a branch property sale, and $16.3 million in restructuring charges while the first six months of 2013 results included $6.6 million in restructuring charges. The second quarter of 2014 included $7.7 million in restructuring charges compared to $1.8 million in restructuring charges for the same period a year earlier.

Results for the six months ended June 30, 2014 reflect continued broad-based improvement in credit quality. Credit costs continued to decline and totaled $34.6 million for the six months ended June 30, 2014, compared to $73.3 million for the six months ended June 30, 2013. For the three months ended June 30, 2014, credit costs were $16.9 million compared to $24.0 million for the same period a year ago. Net charge-offs for the three months ended June 30, 2014 totaled $35.4 million or 0.69% of average loans annualized, up $20.2 million from $15.2 million or 0.30% of average loans annualized in the first quarter of 2014 due to the significant reduction in NPLs which had existing reserves. The year-to-date net charge-off ratio is 0.50%, compared to 0.90% for the six months ended June 30, 2013.  NPL inflows were $34.3 million for the second quarter of 2014, down from $35.5 million in the first quarter of 2014, and down 48.7% from the second quarter of 2013. Total non-performing assets declined $135.1 million or 27.1% from $498.2 million at March 31, 2014 and declined $272.1 million or 42.8% from June 30, 2013.
Adjusted pre-tax, pre-credit costs income (which excludes provision for loan losses, other credit costs, restructuring charges, securities gains and losses, gain on the Memphis transaction, and certain other items) was $195.5 million for the six months ended June 30, 2014 with $98.9 million reported for the three months ended June 30, 2014 and $96.5 million reported for the three months ended March 31, 2014. The sequential quarter increase of $2.4 million in adjusted pre-tax, pre-credit costs income was driven by annualized loan growth of 5.9%, an increase in the net interest margin of two basis points, and growth in fee income from core business. Compared to the six months ended June 30, 2013, adjusted pre-tax, pre-credit costs income declined $3.2 million largely due to a $5.5 million decrease in mortgage banking income and a $5.0 million increase in adjusted non-interest expense (primarily due to an increase in advertising expense of $5.4 million). See reconciliation of "Non-GAAP Financial Measures" in this Report.
The net interest margin improved two basis points to 3.41% in the second quarter of 2014 compared to 3.39% for both the first quarter of 2014 and the second quarter of 2013. The yield on earning assets was 3.86%, unchanged from the first quarter of 2014, and the effective cost of funds declined two basis points to 0.45%. Compared to the second quarter of 2013, the yield on earning assets declined two basis points from 3.88% and the effective cost of funds declined four basis points from 0.49%.
At June 30, 2014, total loans outstanding were $20.46 billion, a sequential quarter increase of $296.8 million, or 5.9% annualized, driven by growth in C&I and retail loans. On a year-to-date basis, total loans grew $398.0 million or 4.0% annualized.
At June 30, 2014, total deposits were $20.99 billion, a sequential quarter increase of $42.6 million, or 0.8% annualized. Core deposits ended the quarter at $19.54 billion, down $40.9 million compared to the first quarter of 2014. Core deposits, excluding time deposits, increased $12.7 million compared to March 31, 2014. Compared to December 31, 2013, total deposits increased $116.7 million (excluding the impact of the Memphis transaction, total deposits increased $308.0 million or 3.0% annualized). Core deposits excluding the impact from the Memphis transaction were down $47.4 million or 0.5% annualized compared to December 31, 2013. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Total shareholders' equity was $3.05 billion at June 30, 2014, up from to $2.95 billion at December 31, 2013.
Recent Developments
On April 24, 2014, at Synovus' 2014 Annual Shareholders' Meeting ("Annual Meeting"), Synovus’ shareholders approved a proposal authorizing Synovus’ Board of Directors to effect a one-for-seven reverse stock split of Synovus’ common stock. Following the Annual Meeting, Synovus’ Board of Directors authorized the one-for-seven reverse stock split.  The reverse stock split became effective on May 16, 2014, and Synovus' shares of common stock began trading on a post-split basis on the New York Stock Exchange (NYSE) at the opening of trading on May 19, 2014. All prior periods presented in this Report have been adjusted to reflect the one-for-seven reverse stock split. Financial information updated by this capital change includes earnings per common share, dividends per common share, stock price per common share, weighted average common shares, outstanding common shares, treasury shares, common stock, additional paid-in capital, and share-based compensation.
Additionally, on April 24, 2014, Synovus’ shareholders also approved an amendment to Synovus’ articles of incorporation to increase the number of authorized shares of Synovus’ common stock from 1.2 billion shares to 2.4 billion shares. Synovus effected the increase in the number of authorized shares on April 24, 2014. Upon the reverse stock split effective date, the number of Synovus’ authorized shares of common stock were proportionately reduced from 2.4 billion shares to 342.9 million shares.

Changes in Financial Condition
During the six months ended June 30, 2014, total assets increased $425.7 million from $26.20 billion at December 31, 2013 to $26.63 billion. The principal component of this increase was growth of $398.0 million in loans net of deferred fees and costs. Additionally, mortgage loans held for sale increased $30.6 million, interest bearing funds with the Federal Reserve Bank increased $44.8 million, and cash and cash equivalents increased $126.8 million. These increases were partially offset by a $119.2 million decrease in investment securities available for sale and a $67.1 million decrease in net deferred tax assets. The increase in funding sources utilized to support asset growth was driven by a $223.3 million increase in long-term debt with increased utilization of FHLB advances and a $116.7 million increase in total deposits with increases in brokered deposits of $355.4 million.
Loans
The following table compares the composition of the loan portfolio at June 30, 2014, December 31, 2013, and June 30, 2013.

(dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2014 vs. December 31, 2013 % Change(1)	June 30, 2013	June 30, 2014 vs. June 30, 2013 % Change
Investment properties	$4,810,349	4,603,754	9.0%	$4,446,989	8.2%
1-4 family properties	1,059,089	1,156,471	(17.0)	1,213,559	(12.7)
Land acquisition	598,555	705,333	(30.5)	754,202	(20.6)
Total commercial real estate	6,467,993	6,465,558	0.1	6,414,750	0.8
Commercial, financial and agricultural	5,574,941	5,490,214	3.1	5,374,141	3.7
Owner-occupied	3,786,279	3,795,439	(0.5)	3,784,937	—
Small business	886,570	687,216	58.5	568,881	55.8
Total commercial and industrial	10,247,790	9,972,869	5.6	9,727,959	5.3
Home equity lines	1,664,520	1,587,541	9.8	1,507,738	10.4
Consumer mortgages	1,561,111	1,519,068	5.6	1,451,212	7.6
Credit cards	255,369	256,846	(1.2)	251,788	1.4
Other retail	287,935	284,778	2.2	278,603	3.3
Total retail	3,768,935	3,648,233	6.7	3,489,341	8.0
Total loans	20,484,718	20,086,660	4.0	19,632,050	4.3
Deferred fees and costs, net	(28,955)	(28,862)	0.6	(23,767)	21.8
Total loans, net of deferred fees and costs	$20,455,763	20,057,798	4.0%	$19,608,283	4.3%

(1) Percentage changes are annualized
At June 30, 2014, total loans were $20.46 billion, an increase of $847.5 million or 4.3% compared to June 30, 2013. Sequential quarter loan growth of $296.8 million or 5.9% annualized was driven by strong growth in C&I and retail loans across the Synovus footprint. Synovus currently expects loan growth to be in the 4%-6% range for the full year.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at June 30, 2014 were $16.72 billion or 81.6% of the total loan portfolio compared to $16.44 billion, or 81.9%, at December 31, 2013 and $16.14 billion, or 82.3%, at June 30, 2013.
At June 30, 2014 and December 31, 2013, Synovus had 27 and 25 commercial loan relationships with total commitments of $50 million or more (including amounts funded), respectively. The average funded balance of these relationships at June 30, 2014 and December 31, 2013 was approximately $38 million and $65 million, respectively.
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
Total C&I loans at June 30, 2014 were $10.25 billion, or 50.0% of the total loan portfolio compared to $9.97 billion, or 49.7% of the total loan portfolio at December 31, 2013 and $9.73 billion, or 49.6% of the total loan portfolio at June 30, 2013. C&I loans grew $274.9 million or 5.6% annualized from December 31, 2013, driven by increases in small business and commercial, financial, and agricultural loans. The increase in small business loans was primarily driven by renewals of existing loans which were previously classified as commercial, financial and agricultural and are now reported as small business loans.

Commercial and Industrial Loans by Industry	June 30, 2014		December 31, 2013
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$1,662,877	16.2%	1,609,565	16.1%
Manufacturing	958,705	9.3%	912,140	9.2%
Real estate other	860,381	8.4%	831,482	8.3%
Retail trade	790,270	7.7%	758,325	7.6%
Wholesale trade	620,606	6.0%	612,045	6.1%
Finance and insurance	569,776	5.6%	580,796	5.8%
Professional, scientific, and technical services	538,129	5.2%	507,674	5.1%
Construction	476,655	4.6%	494,600	5.0%
Accommodation and food services	446,660	4.4%	429,811	4.3%
Real estate leasing	631,669	6.2%	591,070	5.9%
Agriculture, forestry, fishing, and hunting	354,171	3.5%	307,190	3.1%
Educational services	242,912	2.4%	233,627	2.3%
Transportation and warehousing	211,877	2.1%	215,027	2.2%
Mining	201,874	2.0%	203,815	2.1%
Arts, entertainment, and recreation	163,831	1.6%	168,413	1.7%
Other services	879,356	8.6%	917,069	9.2%
Other industries	638,041	6.2%	600,220	6.0%
Total commercial and industrial loans	$10,247,790	100.0%	$9,972,869	100.0%

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
At June 30, 2014, $3.79 billion of total C&I loans, or 18.5% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominately secured by owner-occupied properties and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, and time deposits.
At June 30, 2014, $5.57 billion of total C&I loans, or 27.2% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, and other business assets.

At June 30, 2014, $886.6 million of total C&I loans, or 4.3% of the total loan portfolio, represented loans originated for the purpose of financing small business activities. Small business loans are scored using a small business credit scoring model and are generally classified as small business when the loan is less than or equal to $500,000 and for a business purpose. The primary source of repayment on these loans is revenue generated from products or services offered by the business.
Commercial Real Estate Loans
CRE loans consist of investment properties loans, 1-4 family properties loans, and land acquisition loans. CRE loans are primarily originated through Synovus' local market banking divisions. These loans are subject to the same uniform lending policies referenced above. Total CRE loans, which represent 31.6% of the total loan portfolio at June 30, 2014, were $6.47 billion compared to $6.47 billion or 32.2% of the total loan portfolio at December 31, 2013 and $6.41 billion or 32.7% of the total loan portfolio at June 30, 2013. CRE loans grew $2.4 million or 0.1% annualized from December 31, 2013 and $53.2 million or 0.8% from June 30, 2013 primarily as a result of growth in investment properties loans being partially offset by planned reductions in land acquisition and 1-4 family properties loans.
Investment Properties Loans
Total investment properties loans as of June 30, 2014 were $4.81 billion, or 74.4% of the total CRE portfolio and 23.5% of the total loan portfolio, compared to $4.60 billion or 71.2% of the total CRE portfolio, and 22.9% of the total loan portfolio at December 31, 2013, an increase of $206.6 million or 9.0% annualized primarily due to initiatives to grow this portion of the loan portfolio. Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses, and other commercial development properties. Synovus' investment properties portfolio is well diversified with no concentration by property type, geography (other than the fact that most of these loans are in Synovus' primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida), or tenants. These loans have been underwritten with stressed interest rates and vacancies and are generally recourse in nature with short-term maturities (three years or less) allowing for restructuring opportunities that reduce Synovus' overall risk exposure. The investment properties loans are primarily secured by the property being financed by the loans; however, these loans may also be secured by real estate or other assets beyond the property being financed.
1-4 Family Properties Loans
At June 30, 2014, 1-4 family properties loans totaled $1.06 billion, or 16.4% of the total CRE portfolio and 5.2% of the total loan portfolio, compared to $1.16 billion, or 17.9% of the total CRE portfolio and 5.8% of the total loan portfolio at December 31, 2013. 1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Underwriting standards for these types of loans include stricter approval requirements as well as more stringent underwriting standards than current regulatory guidelines. Construction and residential development loans are generally interest-only loans and typically have maturities of three years or less, and 1-4 family rental properties generally have maturities of three to five years, with amortization periods of up to fifteen to twenty years. Although housing and real estate markets in the five Southeastern states within Synovus' footprint have stabilized, Synovus has continued to reduce its exposure to these types of loans.
Land Acquisition Loans
Total land acquisition loans were $598.6 million at June 30, 2014, or 2.9% of the total loan portfolio, a decline of $106.8 million or 30.5% annualized from December 31, 2013. Land acquisition loans are secured by land held for future development, typically in excess of one year. These loans have short-term maturities and are typically unamortized. Land securing these loans is substantially within the Synovus footprint, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). Generally, the maximum loan-to-value at the time of origination or refinancing is aligned with regulatory requirements. Synovus has continued to reduce its exposure to these types of loans.
Retail Loans
Retail loans at June 30, 2014 totaled $3.77 billion, representing 18.4% of the total loan portfolio compared to $3.65 billion, or 18.1% of the total loan portfolio at December 31, 2013 and $3.49 billion or 17.7% of the total loan portfolio at June 30, 2013. Retail loans increased by $120.7 million or 6.7% annualized from December 31, 2013 primarily due to targeted efforts around certain products including HELOCs and portfolio mortgages.
The retail loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, HELOCs, credit card, automobile, and other retail loans. The majority of Synovus' retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Substantially all retail loans are to in-market borrowers with no indirect lending products, which increases opportunities for cross-selling. Credit card loans totaled

$255.4 million at June 30, 2014, including $58.6 million of commercial credit card loans. The commercial credit card loans relate to Synovus' commercial and small business customers who utilize corporate credit cards for various business activities.
Retail loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores (most recently measured as of June 30, 2014). At June 30, 2014 and December 31, 2013, weighted-average FICO scores within the residential real estate portfolio were 771 and 768 (HELOC), respectively, and 732 and 720 (consumer mortgages), respectively. Conservative debt-to-income ratios (average HELOC debt to income ratio of loans originated) were maintained in the second quarter of 2014 at 30.0%, as compared to 28.6% in the first quarter of 2014. HELOC utilization rates (total amount outstanding as a percentage of total available lines) of 61.6% and 61.3% at June 30, 2014 and December 31, 2013, respectively, and loan-to-value ratios based upon prudent guidelines were maintained to ensure consistency with Synovus' overall risk philosophy. At June 30, 2014, 34% of our home equity lines balances were secured by a first lien while 66% were secured by a second lien. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.
Risk levels 1-6 (descending) are assigned based upon a risk score matrix. At least annually, the retail loan portfolio data is sent to a consumer credit reporting agency for a refresh of customers' credit scores. The most recent credit score refresh was completed as of June 30, 2014. Management reviews the refreshed scores to monitor the credit risk migration of the retail loan portfolio, which impacts the allowance for loan losses. Management also considers the results from the refreshed scores for possible changes in underwriting policies. Revolving lines of credit are regularly reviewed for any material change in financial circumstances, and when appropriate, the line of credit may be suspended.
Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of the origination date or, if the loan has been refinanced, as of the refinance date, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' retail lending strategy, and Synovus does not currently develop or offer specific higher-risk consumer loans, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of June 30, 2014, it had $144.8 million of higher-risk consumer loans (3.8% of the retail portfolio and 0.7% of the total loan portfolio). Included in this amount is approximately $20 million of accruing TDRs. Synovus makes retail lending decisions based upon a number of key credit risk determinants including credit scores, bankruptcy predictor scores, loan-to-value ratios, and debt-to-income ratios. Prior to 2009, Synovus Mortgage originated Fannie Mae alt-A loans which were generally sold into the secondary market. Synovus Mortgage no longer originates such loans, and as of June 30, 2014, the balance of such loans remaining on the balance sheet was less than $1 million.
Other Real Estate
The carrying value of ORE was $101.5 million, $112.6 million, and $139.7 million at June 30, 2014, December 31, 2013, and June 30, 2013, respectively. As of June 30, 2014, the ORE carrying value reflects cumulative write-downs totaling approximately $79 million, or 44% of the related loans' unpaid principal balance. During the six months ended June 30, 2014 and 2013, $25.3 million and $53.2 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value. During the six months ended June 30, 2014 and 2013, Synovus recognized foreclosed real estate expense, net, of $9.7 million and $18.4 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $8.2 million and $14.3 million for the six months ended June 30, 2014 and 2013, respectively.
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
Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of deposits.

Composition of Deposits
(dollars in thousands)	June 30, 2014	%(1)	December 31, 2013	%(1)	June 30, 2013	%(1)
Non-interest bearing demand deposits	$5,875,301	28.0%	$5,642,751	27.0%	$5,203,437	25.1%
Interest bearing demand deposits	3,819,655	18.2	3,969,634	19.0	4,069,102	19.7
Money market accounts, excluding brokered deposits	6,035,608	28.7	6,069,548	29.1	6,114,998	29.5
Savings deposits	646,987	3.1	602,655	2.9	607,887	2.9
Time deposits, excluding brokered deposits	3,166,496	15.1	3,498,200	16.8	3,377,216	16.3
Brokered deposits	1,449,420	6.9	1,094,002	5.2	1,338,063	6.5
Total deposits	$20,993,467	100.0	$20,876,790	100.0	$20,710,703	100.0
Core deposits(2)	$19,544,047	93.1	$19,782,788	94.8	$19,372,640	93.5
Core deposits excluding time deposits(2)	$16,377,551	78.0%	$16,284,588	78.0%	$15,995,424	77.2%

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See reconciliation of “Non-GAAP Financial Measures” in this Report.
Total deposits at June 30, 2014 increased $116.7 million, or 1.1% annualized, from December 31, 2013; excluding the impact of the Memphis transaction, total deposits increased $308.0 million or 3.0% annualized compared to December 31, 2013. Core deposits excluding the impact from the Memphis transaction were down $47.4 million or 0.5% annualized compared to December 31, 2013 and up $362.7 million or 1.9% compared to June 30, 2013. Non-interest bearing demand deposits as a percentage of total deposits was 28.0% at June 30, 2014, compared to 27.0% at December 31, 2013 and 25.1% at June 30, 2013. See reconciliation of “Non-GAAP Financial Measures” in this Report.
Time deposits of $100,000 and greater at June 30, 2014, December 31, 2013 and June 30, 2013 were $3.10 billion, $2.91 billion, and $3.00 billion respectively, and included brokered time deposits of $1.27 billion, $880.8 million, and $1.14 billion, respectively. These larger deposits represented 14.7%, 13.9%, and 14.5% of total deposits at June 30, 2014, December 31, 2013, and June 30, 2013, respectively, and included brokered time deposits which represented 6.1%, 4.2%, and 5.5% of total deposits at June 30, 2014, December 31, 2013, and June 30, 2013, respectively.
At June 30, 2014, total brokered deposits represented 6.9% of Synovus' total deposits compared to 5.2% and 6.5% of total deposits at December 31, 2013, and June 30, 2013, respectively.
Net Interest Income
The following table summarizes the components of net interest income for the six and three months ended June 30, 2014, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

Net Interest Income	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Interest income	$460,595	461,903	232,213	231,513
Taxable-equivalent adjustment	898	1,175	443	557
Interest income, taxable equivalent	461,493	463,078	232,656	232,070
Interest expense	55,029	60,012	27,162	29,436
Net interest income, taxable equivalent	$406,464	403,066	205,494	202,634

Non-interest Income
Non-interest income for the six and three months ended June 30, 2014 was $133.6 million and $63.4 million, respectively, up $3.8 million, or 2.9%, compared to the six months ended June 30, 2013, and down $1.7 million, or 2.6%, compared to the three months ended June 30, 2013. Adjusted non-interest income, which excludes net investment securities gains and the current year net gain of $5.8 million from the Memphis transaction, declined $1.9 million, or 1.5%, for the six months ended June 30, 2014, compared to the same period a year ago, and declined $301 thousand, or 0.5%, for the three months ended June 30, 2014, compared to the same period in 2013. See reconciliation of "Non-GAAP Financial Measures" in this Report.
The following table shows the principal components of non-interest income.

Non-interest Income	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Service charges on deposit accounts	$38,451	38,716	$19,238	19,195
Fiduciary and asset management fees	22,329	22,083	11,296	11,111
Brokerage revenue	12,920	14,595	6,707	7,002
Mortgage banking income	8,794	14,255	5,283	7,338
Bankcard fees	16,212	14,902	8,695	7,838
Investment securities gains, net	1,331	1,448	—	1,403
Other fee income	9,791	11,262	4,928	5,775
Decrease in fair value of private equity investments, net	(369)	(1,140)	(119)	(883)
Gain on sale of Memphis branches, net	5,789	—	—	—
Other non-interest income	18,321	13,692	7,360	6,313
Total non-interest income	$133,569	129,813	$63,388	65,092

Principal Components of Non-interest Income
Service charges on deposit accounts for the six and three months ended June 30, 2014 were $38.5 million and $19.2 million, down $264 thousand or 0.7%, and up $43 thousand or 0.2%, respectively, compared to the six and three months ended June 30, 2013. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees of $16.7 million for the six months ended June 30, 2014 were unchanged compared to NSF fees of $16.7 million for the six months ended June 30, 2013. NSF fees were $8.3 million for the three months ended June 30, 2014, up $175 thousand, or 2.2%, compared to the same period in 2013. Account analysis fees were $12.0 million and $6.0 million for the six and three months ended June 30, 2014, respectively, up $847 thousand, or 7.6%, and $370 thousand, or 6.6%, compared to the six and three months ended June 30, 2013 primarily due to pricing structure changes. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $9.8 million and $4.9 million for the six and three months ended June 30, 2014, respectively, down $1.1 million, or 10.3%, and down $502 thousand, or 9.2%, respectively, compared to the same periods in 2013, with more retail customers meeting requirements to avoid charges.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management and financial planning services. Fiduciary and asset management fees were $22.3 million and $11.3 million for the six and three months ended June 30, 2014, respectively, an increase of $246 thousand, or 1.1%, and $185 thousand, or 1.7%, respectively, compared to the same periods in 2013.
Brokerage revenue, which consists primarily of brokerage commissions, was $12.9 million and $6.7 million for the six and three months ended June 30, 2014, respectively. Compared to the six and three months ended June 30, 2013, brokerage revenue was down $1.7 million, or 11.5%, and $295 thousand, or 4.2%, respectively. The year-over-year decline in brokerage revenue is largely due to market uncertainty and the unfavorable impact of severe winter weather on transactions during the first quarter of 2014.
Mortgage banking income declined $5.5 million, or 38.3%, and $2.1 million or 28.0% for the six and three months ended June 30, 2014, respectively, when compared to the same periods in 2013. The decline was primarily due to a decrease in mortgage production with a significant decline in refinancing volume that began in the third quarter of 2013. Mortgage banking income during the remainder of 2014 is expected to be relatively stable to increasing from second quarter 2014 levels driven by continued benefits from strategic talent additions and growth in purchase originations.
Bankcard fees increased $1.3 million, or 8.8%, and $857 thousand, or 10.9%, for the six and three months ended June 30, 2014, respectively, compared to the same periods in 2013, due primarily to an increase in transaction volume and a reduction in processing expense. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $6.7 million, up $376 thousand, or 5.9%, and $3.5 million, up $169 thousand, or 5.1%, for the six and three months ended June 30, 2014, respectively, compared to the same periods in 2013. Credit card interchange fees were $11.0 million, up $823 thousand, or 8.1%, and $5.8 million, up $552 thousand, or 10.6%, for the three months ended June 30, 2014, respectively, compared to the same periods in 2013.
The gain on sale of Memphis branches consists of a gain, net of associated costs, from the sale of certain loans, premises, deposits, and other assets and liabilities of the Memphis, Tennessee operations of Trust One Bank, a division of Synovus Bank on January 17, 2014. Please see "Note 3 - Sale of Branches" of this Report for further explanation of this transaction.
Other fee income includes fees for letters of credit, safe deposit box fees, access fees for automated teller machine use, customer swap dealer fees, and other service charges. Other fee income declined $1.5 million, or 13.1%, and $847 thousand, or 14.7%, for the six and three months ended June 30, 2014, respectively, compared to the same periods in 2013. The decline in other fee income is primarily due to a decline in customer swap dealer fees.
The main components of other non-interest income are income from company-owned life insurance policies, insurance commissions, card sponsorship fees, and other miscellaneous items. Other non-interest income increased $4.6 million, or 33.8%, and $1.0 million, or 16.6%, for the six and three months ended June 30, 2014, respectively, compared to the same periods in 2013. Other non-interest income for the current year included a $3.1 million gain from the sale of a branch property during the first quarter of 2014.
Non-interest Expense
Non-interest expense for the six and three months ended June 30, 2014 increased by $2.9 million, or 0.8%, and $1.0 million, or 0.6%, respectively, compared to the same periods in 2013. Adjusted non-interest expense for the six and three months ended June 30, 2014, which excludes restructuring charges, credit costs, and Visa indemnification charges, increased $5.0 million, or 1.5%, and $1.7 million, or 1.0%, respectively, compared to the same periods in 2013 due largely to planned increases in advertising expense. See "Non-GAAP Financial Measures" in this Report for applicable reconciliation. New expense savings initiatives of approximately $30 million are underway to be fully implemented during 2014. These expense savings initiatives are expected to be offset, however, by investments in talent, technology, and marketing.
The following table summarizes the components of non-interest expense for the six and three months ended June 30, 2014 and 2013.

Non-interest Expense
	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Salaries and other personnel expense	$185,985	183,396	$92,540	89,479
Net occupancy and equipment expense	52,480	50,550	26,425	26,383
Third-party services	19,561	20,295	9,464	10,366
FDIC insurance and other regulatory fees	17,768	16,420	8,049	7,941
Professional fees	15,901	17,511	8,224	10,416
Advertising expense	8,757	3,399	6,281	1,821
Foreclosed real estate expense, net	9,745	18,441	4,063	7,502
Losses on other loans held for sale, net	2,226	79	(40)	(86)
Visa indemnification charges	752	801	356	764
Restructuring charges	16,293	6,607	7,716	1,758
Other operating expenses	36,897	45,973	19,127	24,842
Total non-interest expense	$366,365	363,472	$182,205	181,186

Total employees were 4,640 at June 30, 2014, down 113, or 2.4%, from 4,753 employees at June 30, 2013. Salaries and other personnel expenses increased $2.6 million, or 1.4%, and increased $3.1 million, or 3.4%, for the six and three months ended June 30, 2014, respectively, compared to the same periods in 2013 primarily due to increases in employee incentive expense, but partially offset by the decrease in headcount.
Net occupancy and equipment expense increased $1.9 million, or 3.8%, and increased $42 thousand, or 0.2%, during the six and three months ended June 30, 2014, respectively, compared to the same periods in 2013 reflecting Synovus' recent investments in technology.
Third-party services expense includes all third-party core operating system and processing charges. Third-party services expense declined $734 thousand, or 3.6%, and declined $901 thousand, or 8.7%, for the six and three months ended June 30, 2014, respectively, compared to the same periods in 2013, reflecting savings realized from ongoing efficiency initiatives.

FDIC insurance costs and other regulatory fees increased $1.3 million, or 8.2%, and $108 thousand, or 1.4%, for the six and three months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to the phase-out from the earnings component measure of the deferred tax asset recapture of $637.5 million recorded in the fourth quarter of 2012.
Professional fees declined $1.6 million, or 9.2%, and $2.2 million, or 21.0%, for the six and three months ended June 30, 2014, respectively, compared to the same periods in 2013. The decline in professional fees is mostly from a decrease in attorney fees.
Advertising expense increased $5.4 million, or 157.6%, and $4.5 million, or 244.9%, for the six and three months ended June 30, 2014, respectively, compared to the same periods in 2013 due to a 2014 advertising campaign that includes brand and capability awareness in key markets throughout Synovus' footprint. Advertising expense for the second half of 2014 is expected to be at similar levels as the second quarter of 2014 run rate due primarily to ongoing expenses associated with the 2014 advertising campaign. Actual expenses will depend on level of activity.
Foreclosed real estate costs declined $8.7 million, or 47.2%, and $3.4 million, or 45.8%, for the six and three months ended June 30, 2014, respectively, compared to the same periods in 2013. The decline was largely a result of lower levels of write-downs from declines in fair value of ORE, as well as lower ORE inventory due to a reduction in the level of foreclosures. For further discussion of foreclosed real estate, see the section captioned “Other Real Estate” of this Report.
Losses on other loans held for sale of $2.2 million for the six months ended June 30, 2014 increased $2.1 million compared to the same period a year ago with losses mostly related to the sale of one loan.
Other operating expenses declined $9.1 million and $5.7 million for the six and three months ended June 30, 2014 compared to the same periods in 2013. The first quarter of 2014 includes a $2.9 million recovery upon the termination of a letter of credit which was previously fully reserved, and the second quarter of 2014 includes a $1.6 million recovery on property taxes paid from a loan pay-off. Additionally, most all other expense categories declined for the six and three months ended June 30, 2014, compared to the same periods in 2013.
In January 2014, Synovus announced the planned implementation during 2014 of new expense savings initiatives which are expected to result in annualized cost savings of $30 million. The initiatives include planned workforce reductions as well as planned reductions in occupancy expenses. Synovus began to implement these initiatives during the first quarter of 2014, undertaking the first targeted staff reductions. As a result of these actions, Synovus recorded aggregate restructuring charges of $8.6 million during the three months ended March 31, 2014, consisting primarily of $8.0 million in severance charges related to employees identified for involuntary termination. Additionally, during the second quarter of 2014, upon management's decision to close 13 branches across the five-state footprint during the fourth quarter of 2014, Synovus recorded asset impairment charges of $7.4 million. Restructuring charges for the fourth quarter of 2014 are expected to include approximately $6 million in charges related to lease exit costs associated with the planned branch closings (based upon the expectation that these leased facilities will cease to be used during the fourth quarter of 2014).
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
Income Tax Expense
Income tax expense was $55.7 million and $27.1 million for the six and three months ended June 30, 2014, respectively, compared to $44.3 million and $27.3 million for the six and three months ended June 30, 2013, respectively. Synovus expects to record income tax expense during 2014 at an annual effective tax rate of approximately 37%. The actual effective income tax rate in future periods could be affected by items that are infrequent in nature, such as new legislation and changes in the deferred tax asset valuation allowance.
At June 30, 2014, the net deferred tax asset, net of valuation allowance, was $677.5 million compared to $744.6 million million at December 31, 2013. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases, including operating losses and tax credit carryforwards.
Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. Based on the assessment of all the positive and negative evidence at June 30, 2014, management has concluded that it is more likely than not that $677.5 million of the net deferred tax asset will be realized based upon future taxable income.  If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on Synovus' financial condition or results of operations.
Synovus expects to realize the $677.5 million net deferred tax asset well in advance of the statutory carryforward period. At June 30, 2014, $195.8 million of existing deferred tax assets are not related to net operating losses or credits and, therefore, have no expiration date. Approximately $390.1 million of the remaining deferred tax assets relate to federal net operating losses, which will expire in installments annually beginning in 2028 through 2032. Additionally, $56.0 million of the deferred tax assets relate to state NOLs which expire in installments through the tax year 2034. Tax credit carryforwards at June 30, 2014 include federal alternative minimum tax credits totaling $24.6 million, which have an unlimited carryforward period. Other federal and state tax credits at June 30, 2014 total $26.0 million and have expiration dates through the tax year 2034.
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
The Tax Reform Act of 1986 contains provisions that limit the utilization of NOL carryovers if there has been an “ownership change” as defined in Section 382 of the IRC. In general, this would occur if ownership of common stock held by one or more 5% shareholders increased by more than 50 percentage points over their lowest pre-change ownership within a three year period. If Synovus experiences such an ownership change, the utilization of pre-change NOLs to reduce future federal income tax obligations could be limited. To reduce the likelihood of such an ownership change, Synovus adopted a tax benefits preservation rights plan in 2010 that was ratified by Synovus shareholders in 2011. This tax benefits preservation rights plan, as amended on April 24, 2013 and ratified by Synovus shareholders in 2014, will expire on April 28, 2016.
CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the credit quality of its loan portfolio and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. Credit quality improvement accelerated during the second quarter of 2014 with non-performing loans declining by 32.5% to an ending non-performing loans ratio of 1.27%.
The table below includes selected credit quality metrics.

Credit Quality Metrics	As of and for the Three Months Ended,
(dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Provision for loan losses	$12,284	9,511	14,064	6,761	13,077
Other credit costs	4,635	8,128	8,285	15,603	10,887
Total credit costs	$16,919	17,639	22,349	22,364	23,964
Non-performing loans	259,547	384,324	416,300	450,879	483,464
Impaired loans held for sale(1)	2,045	3,120	10,685	9,351	12,083
Other real estate	101,533	110,757	112,629	126,640	139,653
Non-performing assets	$363,125	498,201	539,614	586,870	635,200
Non-performing loans as a % of total loans	1.27%	1.91	2.08	2.29	2.47
Non-performing assets as a % of total loans, other loans held for sale, and ORE	1.77%	2.46	2.67	2.96	3.21
NPL inflows	$34,321	35,460	41,175	47,446	66,860
Loans 90 days past due and still accruing	4,798	6,563	4,489	4,738	4,595
As a % of total loans	0.02%	0.03	0.02	0.02	0.02
Total past due loans and still accruing	$60,428	75,038	72,600	78,906	80,678
As a % of total loans	0.30%	0.37	0.36	0.40	0.41
Net charge-offs	$35,372	15,181	25,116	23,029	29,969
Net charge-offs/average loans	0.69%	0.30	0.51	0.47	0.61
Allowance for loan losses	$277,783	300,871	307,560	318,612	334,880
Allowance for loan losses as a % of total loans	1.36%	1.49	1.53	1.62	1.71

(1) Represent only impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value, less costs to sell, based primarily on estimated sales proceeds net of selling costs.

Total credit costs
Total credit costs (provision for loan losses plus other credit costs which consist primarily of foreclosed real estate expense, net, provision for losses on unfunded commitments, and charges related to other loans held for sale) for the quarters ended June 30, 2014 and June 30, 2013 were $16.9 million and $24.0 million, respectively, including provision for loan losses of $12.3 million and $13.1 million, respectively, and expenses related to foreclosed real estate of $4.1 million and $7.5 million, respectively. Total credit costs improved 4.1% on a sequential quarter basis and improved 29.4 % from the second quarter of 2013. Synovus currently expects that credit costs for the second half of 2014 will be similar to the second quarter level as further credit quality improvements are partially offset by provision for loan losses associated with loan growth.
Non-performing Assets
Total NPAs were $363.1 million at June 30, 2014, a $176.5 million or 32.7% decrease from December 31, 2013 and a $272.1 million or 42.8% decrease from $635.2 million at June 30, 2013. The year-over-year decline in non-performing assets was primarily driven by significant balance reductions in legacy non-performing assets, a continued decline in NPL inflows, as well as asset dispositions. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate were 1.77% at June 30, 2014 compared to 2.67% at December 31, 2013, and 3.21% at June 30, 2013. Synovus currently expects that NPAs and NPLs will continue on an overall downward trend throughout the second half of 2014.
NPL inflows during the second quarter of 2014 were $34.3 million, down $32.5 million or 48.7% from the second quarter of 2013 inflow additions of $66.9 million.

NPL Inflows by Loan Type
	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Investment properties	$5,126	25,238	$2,407	13,180
1-4 family properties	5,078	37,872	3,533	17,522
Land for future development	6,541	13,094	2,694	6,532
Total commercial real estate	16,745	76,204	8,634	37,234
Commercial, financial and agricultural	17,710	24,819	12,163	10,876
Owner-occupied	10,876	10,694	2,972	4,177
Small business	3,426	3,042	1,452	1,163
Total commercial and industrial	32,012	38,555	16,587	16,216
Home equity lines	4,790	12,537	1,587	4,633
Consumer mortgages	14,789	20,570	6,739	8,007
Credit cards	—	—	—	—
Other retail loans	1,445	2,895	774	770
Total retail	21,024	36,002	9,100	13,410
Total NPL inflows	$69,781	150,761	$34,321	66,860

Past Due Loans
As a percentage of total loans outstanding, loans 90 days past due and still accruing interest continue to be at very low levels and were 0.02% at June 30, 2014 and 2013 and December 31, 2013. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments.
Troubled Debt Restructurings
For consumer mortgage borrowers experiencing financial difficulties that evidence that current monthly payments are unsustainable, Synovus has been providing through its consumer real estate home affordability program (HAP), a below market interest rate given the borrower's credit risk and/or an extension of the maturity and amortization period beyond loan policy limits for renewed loans. All consumer loans that have been restructured or modified under HAP are TDRs. In December 2013, the home affordability program ended, and any of the loans in this program that are renewed, refinanced, or modified will no longer be able to utilize this program. As of June 30, 2014, there were $2.7 million in accruing TDRs that remain part of the HAP program.
Accruing TDRs were $444.1 million at June 30, 2014, compared to $556.4 million at December 31, 2013 and $635.1 million at June 30, 2013. At June 30, 2014, the allowance for loan losses allocated to these accruing TDRs was $24.3 million compared to $27.7 million at December 31, 2013 and $39.3 million at June 30, 2013. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At June 30, 2014, 99% of accruing TDRs were current, and 46.4% or $206.3 million of accruing TDRs were graded as Pass (22.4%) or Special Mention (24.0%) loans. At June 30, 2014, troubled debt restructurings (accruing and non-accruing) were $548.4 million, a decrease of $221.4 million or 28.8% compared to December 31, 2013.

Accruing TDRs by Risk Grade	June 30, 2014		December 31, 2013
(dollars in thousands)	Amount	%	Amount	%
Pass	$99,416	22.4%	$114,930	20.7%
Special Mention	106,840	24.0	153,547	27.6
Substandard accruing	237,852	53.6	287,933	51.7
Total accruing TDRs	$444,108	100.0%	$556,410	100.0%

Accruing TDRs Aging and Allowance for Loan Losses by Portfolio Class
	June 30, 2014
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$117,101	—	—	117,101	3,602
1-4 family properties	85,284	—	—	85,284	9,150
Land acquisition	44,804	—	76	44,880	2,980
Total commercial real estate	247,189	—	76	247,265	15,732
Commercial, financial and agricultural	56,222	1,369	—	57,591	3,220
Owner-occupied	80,162	688	—	80,850	3,943
Small business	8,865	619	48	9,532	444
Total commercial and industrial	145,249	2,676	48	147,973	7,607
Home equity lines	3,487	—	85	3,572	85
Consumer mortgages	37,239	2,542	—	39,781	780
Credit cards	—	—	—	—	—
Other retail loans	5,190	327	—	5,517	97
Total retail	45,916	2,869	85	48,870	962
Total accruing TDRs	$438,354	5,545	209	444,108	24,301

	December 31, 2013
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$141,289	1,657	—	142,946	4,410
1-4 family properties	104,478	1,618	43	106,139	7,233
Land acquisition	69,976	—	—	69,976	5,090
Total commercial real estate	315,743	3,275	43	319,061	16,733
Commercial, financial and agricultural	91,145	268	59	91,472	5,199
Owner-occupied	84,265	2,095	66	86,426	4,210
Small business	5,162	507	—	5,669	336
Total commercial and industrial	180,572	2,870	125	183,567	9,745
Home equity lines	2,475	275	—	2,750	116
Consumer mortgages	42,383	1,371	265	44,019	967
Credit cards	—	—	—	—	—
Other retail loans	6,951	62	—	7,013	109
Total retail	51,809	1,708	265	53,782	1,192
Total accruing TDRs	$548,124	7,853	433	556,410	27,670

Non-accruing TDRs may generally be returned to accrual status if there has been a period of performance, consisting usually of at least a six month sustained period of repayment performance in accordance with the terms of the agreement. Consistent with regulatory guidance, a TDR will generally no longer be reported as a TDR after a period of performance which is generally a minimum of six months and after the loan has been reported as a TDR at a year-end reporting date, and if at the time of the modification, the interest rate was at market, considering the credit risk associated with the borrower. Non-accruing TDRs were $104.3 million at June 30, 2014 compared to $213.4 million at December 31, 2013. The $109.1 million or 51.1% decline from December 31, 2013 is primarily related to significant balance reductions in legacy non-performing loans.

Non-accruing TDRs by Type
(in thousands)	June 30, 2014	December 31, 2013
Investment properties	$32,233	$53,130
1-4 family properties	5,067	8,368
Land acquisition	28,486	124,324
Total commercial real estate	65,786	185,822
Commercial, financial and agricultural	15,330	13,351
Owner-occupied	16,845	8,165
Small business	1,125	269
Total commercial and industrial	33,300	21,785
Home equity lines	1,044	1,060
Consumer mortgages	4,116	4,727
Credit cards	—	—
Other retail loans	65	13
Total retail	5,225	5,800
Total non-accruing TDRs	$104,311	$213,407

Potential Problem Loans
Potential problem loans are defined by management as being certain performing loans with a well-defined weakness where there is known information about possible credit problems of borrowers which causes management to have concerns about the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of commercial Substandard accruing loans but exclude loans 90 days past due and still accruing interest and accruing TDRs classified as Substandard. Synovus had $229.6 million of potential problem commercial loans at June 30, 2014 compared to $239.3 million and $325.8 million at December 31, 2013 and June 30, 2013, respectively. Synovus cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.
Net Charge-offs
Net charge-offs for the six months ended June 30, 2014 were $50.6 million, or 0.50% as a percentage of average loans annualized, a decrease of $36.7 million or 42.1% compared to $87.3 million or 0.90% as a percentage of average loans annualized for the six months ended June 30, 2013. The decline in net charge-offs was driven by a decline in NPL inflows, lower impairment charge-offs on existing collateral dependent impaired loans, and a decrease in retail net charge-offs. Net charge-offs for the three months ended June 30, 2014 totaled $35.4 million or 0.69% of average loans annualized, up $5.4 million from $30.0 million or 0.61% of average loans annualized for the three months ended June 30, 2013 due to the significant reduction in NPLs which had existing reserves.
The following tables show net charge-offs by loan type for the six and three months ended June 30, 2014 and 2013.

Net Charge-offs by Loan Type
	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Investment properties	$8,894	$22,773	$5,222	$10,020
1-4 family properties	1,692	10,207	1,063	7,204
Land for future development	20,104	22,276	18,686	5,358
Total commercial real estate	30,690	55,256	24,971	22,582
Commercial, financial and agricultural	6,095	7,144	3,911	(1,640)
Owner-occupied	4,306	5,417	979	1,563
Small business	881	2,557	309	395
Total commercial and industrial	11,282	15,118	5,199	318
Home equity lines	3,247	5,064	1,940	2,133
Consumer mortgages	1,969	6,636	1,194	2,740
Credit cards	2,522	3,479	1,436	1,614
Other retail loans	843	1,745	632	582
Total retail	8,581	16,924	5,202	7,069
Total net charge-offs	$50,553	$87,298	$35,372	$29,969

Provision for Loan Losses and Allowance for Loan Losses
For the six months ended June 30, 2014, the provision for loan losses was $21.8 million, a decrease of $27.0 million or 55.3% compared to the six months ended June 30, 2013. For the three months ended June 30, 2014, the provision for loan losses was $12.3 million, a decrease of $794 thousand or 6.1% compared to the three months ended June 30, 2013. The decrease in the provision for loan losses for the six and three months ended June 30, 2014 was primarily a result of continued improvement in credit quality trends, including:

•	Reduced net loan charge-offs by $36.7 million or 42.1% from $87.3 million for the six months ended June 30, 2013 to $50.6 million for the six months ended June 30, 2014;

•	Reduced NPL inflows by $81.0 million or 53.7% from $150.8 million for the six months ended June 30, 2013 to $69.8 million for the six months ended June 30, 2014;

•	Reduced loans rated Special Mention by $307.4 million or 29.4% from $1.04 billion at June 30, 2013 to $736.5 million at June 30, 2014;

•	Reduced loans rated Substandard accruing by $125.7 million or 20.6% from $609.4 million at June 30, 2013 to $483.7 million at June 30, 2014; and

•	Pass rated loans as a percentage of total loans were 92.8% at June 30, 2014 compared to 89.1% at June 30, 2013.
The allowance for loan losses at June 30, 2014 was $277.8 million or 1.36% of total loans compared to $307.6 million or 1.53% of total loans at December 31, 2013 and $334.9 million or 1.71% of total loans at June 30, 2013. The decrease in the allowance for loan losses is primarily due to continued improvement in credit quality trends, which includes reduced NPL inflows, NPLs and net charge-offs, as well as improved risk grade migration trends and stable collateral values.
Capital Resources
Synovus is required to comply with the capital adequacy standards established by the Federal Reserve Board and our subsidiary bank, Synovus Bank, must comply with similar capital adequacy standards established by the FDIC. Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements.
The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Capital Ratios
(dollars in thousands)	June 30, 2014	December 31, 2013
Tier 1 capital
Synovus Financial Corp.	$2,500,491	2,351,493
Synovus Bank	2,940,754	2,806,197
Tier 1 common equity(1)
Synovus Financial Corp.	2,364,511	2,215,631
Total risk-based capital
Synovus Financial Corp.	2,958,274	2,900,865
Synovus Bank	$3,218,300	3,084,756
Tier 1 capital ratio
Synovus Financial Corp.	11.01%	10.54
Synovus Bank	12.98	12.61
Tier 1 common equity ratio(1)
Synovus Financial Corp.	10.42	9.93
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	13.03	13.00
Synovus Bank	14.21	13.86
Leverage ratio
Synovus Financial Corp.	9.69	9.13
Synovus Bank	11.43	10.94
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	10.91%	10.68

(1) See reconciliation of “Non-GAAP Financial Measures” in this Report.

As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, the Tier 1 risk-based capital ratio, and the leverage ratio. Synovus Bank is a state-chartered bank under the regulations of the GA DBF. Under applicable regulations, Synovus Bank is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if Synovus Bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. At June 30, 2014, Synovus' capital ratios were well above current regulatory requirements and Synovus Bank's capital levels exceeded well-capitalized requirements. All capital ratios increased as of June 30, 2014 compared to December 31, 2013 driven by earnings and accretion of deferred tax assets. The increase in capital was partially offset by an increase in risk-weighted assets due to loan growth.
On July 26, 2013, Synovus redeemed all 967,870 shares of its Series A Preferred Stock issued to the U.S. Treasury under the CPP established under TARP. Over two-thirds of the TARP redemption was funded by internally available funds from an upstream dividend of $680.0 million from Synovus Bank. The balance of the redemption was funded by net proceeds from the following equity offerings completed in July 2013. On July 24, 2013, Synovus completed a public offering of 8,552,936 shares of its Common Stock at $21.63 per share. The offering generated net proceeds of $175.2 million. On July 25, 2013, Synovus completed a public offering of $130 million of Series C Preferred Stock.  The offering generated net proceeds of $126.0 million. From the date of issuance to, but excluding, August 1, 2018, the rate for declared dividends is 7.875% per annum.  From and including August 1, 2018, the dividend rate will change to a floating rate equal to the three-month LIBOR plus a spread of 6.39% per annum.
During 2013, the Federal Reserve released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The FDIC and OCC also approved the final rule during 2013. The rule applies to all banking organizations that are currently subject to regulatory capital requirements as well as certain savings and loan holding companies. The rule strengthens the definition of regulatory capital, increases risk-based capital requirements, and makes selected changes to the calculation of risk-weighted assets. The rule becomes effective January 1, 2015, for Synovus and most banking organizations, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Under the final rules, the minimum capital requirements will be a common equity Tier 1 ratio of 4.5%; Tier 1 capital ratio of 6%; Total capital ratio of 8%; and leverage ratio of 4%. When fully phased-in on January 1, 2019, the new rules include a capital conservation buffer of 2.5% that is added on top of the minimum risk-based capital ratios. Additionally, the new rules also revise the "prompt corrective action" regulations pursuant to Section 38 of the Federal Deposit Insurance Act, with the following requirements for well-capitalized status: Common equity Tier 1 ratio of 6.5%; Tier 1 capital ratio of 8% (as compared to the current 6%); Total capital ratio of 10%; and leverage ratio of 5%. Based on management's interpretation of the regulation, Synovus' estimated common equity Tier 1 ratio under Basel III as of June 30, 2014 is 10.21%, which is well in excess of the minimum requirements, and compares to a Tier 1 common equity ratio of 10.42% under current capital rules. See reconciliation of "Non-GAAP Financial Measures" in this Report.
There are limitations on the inclusion of deferred tax assets for regulatory capital based on Tier 1 capital levels and projected future earnings (Basel III revises limitation criteria effective January 1, 2015). As of June 30, 2014, total disallowed deferred tax assets were $547.8 million or 2.41% of risk weighted assets, compared to $618.5 million or 2.77% of risk weighted assets at December 31, 2013. The DTA limitation will continue to decrease over time, thus creating additional regulatory capital in future periods.
Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements.
Dividends
Synovus has historically paid a quarterly cash dividend to the holders of its Common Stock. Management closely monitors trends and developments in credit quality, liquidity (including dividends from subsidiaries), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends, all of which impact Synovus' capital position. Management will continue to periodically review dividend levels to determine if they are appropriate in light of these factors. Synovus' ability to pay dividends on its capital stock, including the Common Stock and the Series C Preferred Stock, is partially dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities, as further discussed below in the section titled "Liquidity." On July 19, 2013, Synovus received an upstream dividend of $680.0 million from Synovus Bank, which Synovus utilized to redeem its $967.9 million of Series A Preferred Stock on July 26, 2013. During the six months ended June 30, 2014, Synovus Bank received regulatory approval and paid upstream dividends totaling $40.0 million to Synovus Financial Corp. For the remainder of 2014, Synovus Bank expects to submit quarterly requests to the GA DBF and FDIC for approval of future upstream dividends of $20.0 million per quarter to Synovus.
    Synovus declared and paid dividends of $0.14 per common share for the six months ended June 30, 2014 and 2013. Please see "Note 2 - Reverse Stock Split", of this Report for information on Synovus' recent reverse stock split. In addition to dividends paid on its Common Stock, Synovus paid dividends of $5.1 million during the six months ended June 30, 2014 on its Series C Preferred Stock. Synovus paid dividends of $24.2 million to the Treasury on its Series A Preferred Stock during the six months ended June 30, 2013. On July 26, 2013, Synovus redeemed all 967,870 shares of its Series A Preferred Stock issued to the U.S. Treasury under the CPP established under TARP. On July 25, 2013 Synovus completed a public offering of $130 million of Series C Preferred Stock. For the Series C Preferred Stock, from the date of issuance to, but excluding, August 1, 2018, the rate for declared dividends is 7.875% per annum.  From and including August 1, 2018, the dividend rate will change to a floating rate equal to the three-month LIBOR plus a spread of 6.39% per annum.
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
Synovus Bank also generates liquidity through the national deposit markets. Synovus Bank issues certificates of deposit across a broad geographic base to diversify its sources of funding and liquidity. Access to these deposits could become more limited if Synovus Bank’s asset quality and financial performance were to significantly deteriorate. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At June 30, 2014, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company for various operating needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our Common Stock and Preferred Stock, and payment of general corporate expenses. The primary source of liquidity for Synovus consists of dividends from Synovus Bank which is governed by certain rules and regulations of the GA DBF and FDIC. During 2012 and 2011, Synovus Bank did not pay dividends to the Parent Company. On July 19, 2013, the Parent Company received a $680.0 million dividend from Synovus Bank, which Synovus utilized along with the net proceeds from its July Common Stock and Series C Preferred Stock offerings to redeem its $967.9 million of Series A Preferred Stock on July 26, 2013. During the first and second quarters of 2014, Synovus Bank received regulatory approval and paid upstream dividends totaling $40.0 million to Synovus Financial Corp. Synovus Bank expects to submit quarterly requests to the GA DBF and FDIC for future upstream dividends. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall condition. See “Part I - Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results.” of Synovus' 2013 Form 10-K.
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
Earning Assets and Sources of Funds
Average total assets for the six months ended June 30, 2014 increased $58.7 million, or 0.2%, to $26.37 billion as compared to $26.32 billion for the first six months of 2013. Average earning assets increased $270.9 million, or 1.1%, in the first six months of 2014 compared to the same period in 2013 and represented 91.4% of average total assets at June 30, 2014, as compared to 90.6% at June 30, 2013. The increase in average earning assets resulted from a $790.3 million increase in average loans, net, and a $127.1 million increase in average taxable investment securities. The increase was largely offset by a $521.2 million reduction in average interest bearing funds at the Federal Reserve Bank, and a $105.2 million decrease in average mortgage loans held for sale. Average interest bearing liabilities increased $225.3 million, or 1.3%, to $17.49 billion for the first six months of 2014 compared to the same period in 2013. The increase in funding sources utilized to support earning assets was driven by a $402.5 million increase in long-term debt due to the increased utilization of FHLB advances. The increase was partially offset by a $200.3 million decrease in core time deposits.
Net interest income for the six months ended June 30, 2014 was $405.6 million, an increase of $3.7 million, or 0.91%, compared to $401.9 million for the six months ended June 30, 2013.
The net interest margin for the six months ended June 30, 2014 was 3.40%, down 1 bps from 3.41% for the six months ended June 30, 2013. Earning asset yields decreased by 7 bps compared to the six months ended June 30, 2013 while the effective cost of funds decreased by 6 bps. The primary factor negatively impacting earning asset yields was a 24 bp decline in loan yields. Loan yield decreases were primarily driven by downward repricing of maturing and prepaid loans. Factors positively impacting earning asset yields included a 33 bp increase in taxable investment securities yields and a reduction in lower yielding interest bearing funds at the Federal Reserve Bank. The effective cost of funds was positively impacted by the downward repricing of maturing core certificates of deposit and brokered time deposits, and a decrease in the cost of long-term debt. As compared to the six months ended June 30, 2013, core certificates of deposit declined by 12 bps, brokered time deposits declined by 31 bps, and the cost of long-term debt declined by 61 bps. See reconciliation of core deposits in the "Non-GAAP Financial Measures" in this Report.
On a sequential quarter basis, net interest income increased by $4.5 million and the net interest margin increased by 2 bps to 3.41%. The increase in net interest income for the second quarter was driven by loan growth as well as one more calendar day. Yields on earning assets were unchanged as a modest decline in loan yields was offset by an improvement in the earning asset mix. The effective cost of funds decreased 2 bps. The cost of core certificates of deposits was down 2 bps and brokered time deposits declined by 11 bps.
Current expectations are for slight downward pressure on the net interest margin during the remainder of 2014. This expectation is primarily due to a projected modest decline in realized loan yields.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Average Balances, Interest, and Yields	2014		2013
(dollars in thousands) (yields and rates annualized)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Interest Earning Assets:
Taxable investment securities (1)	$3,091,537	3,181,678	3,196,561	3,062,976	3,034,152
Yield	1.87%	1.91	1.90	1.76	1.70
Tax-exempt investment securities(1)(3)	$5,781	6,421	7,758	9,835	11,435
Yield (taxable equivalent) (3)	6.23%	6.24	6.14	6.26	6.47
Trading account assets	$16,011	20,346	10,021	13,806	7,847
Yield	2.25%	3.16	4.60	4.50	6.34
Commercial loans(2)(3)	$16,673,930	16,451,594	16,217,373	16,067,424	16,075,832
Yield	4.19%	4.21	4.28	4.37	4.39
Consumer loans(2)	$3,695,010	3,628,347	3,615,836	3,528,057	3,454,874
Yield	4.51%	4.53	4.50	4.61	4.62
Allowance for loan losses	$(293,320)	(307,078)	(316,001)	(328,084)	(351,075)
Loans, net (2)	$20,075,620	19,772,863	19,517,208	19,267,397	19,179,631
Yield	4.32%	4.34	4.40	4.50	4.52
Mortgage loans held for sale	$59,678	38,699	46,036	85,493	129,742
Yield	4.13%	4.15	3.94	4.07	4.35
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$843,018	935,300	1,235,144	1,375,920	1,550,113
Yield	0.23%	0.23	0.24	0.24	0.24
Federal Home Loan Bank and Federal Reserve Bank Stock (4)	$76,172	82,585	70,815	70,741	65,014
Yield	4.15%	3.21	2.85	2.30	2.35
Total interest earning assets	$24,167,817	24,037,892	24,083,543	23,886,168	23,977,934
Yield	3.86%	3.86	3.85	3.89	3.88
Interest Bearing Liabilities:
Interest bearing demand deposits	$3,830,956	3,878,590	4,102,398	3,933,902	3,895,675
Rate	0.19%	0.19	0.19	0.23	0.18
Money Market accounts	$6,033,523	6,077,357	6,161,893	6,148,289	6,072,155
Rate	0.31%	0.32	0.33	0.33	0.33
Savings deposits	$644,103	616,962	605,054	607,144	609,832
Rate	0.09%	0.10	0.10	0.11	0.11
Time deposits under $100,000	$1,364,322	1,423,487	1,491,673	1,526,974	1,537,639
Rate	0.57%	0.59	0.61	0.62	0.64
Time deposits over $100,000	$1,824,349	1,956,925	2,049,094	2,022,719	1,891,623
Rate	0.74%	0.76	0.80	0.84	0.88
Brokered money market accounts	$184,233	207,681	210,380	202,802	202,532
Rate	0.27%	0.26	0.27	0.27	0.31
Brokered time deposits	$1,216,934	1,027,167	984,047	1,130,491	1,131,444
Rate	0.51%	0.62	0.65	0.70	0.77
Total interest bearing deposits	$15,098,420	15,188,169	15,604,539	15,572,321	15,340,900
Rate	0.36%	0.38	0.39	0.42	0.42
Federal funds purchased and other short-term liabilities	$219,490	215,027	216,757	195,717	206,046
Rate	0.13%	0.14	0.15	0.14	0.15
Long-term debt	$2,099,578	2,156,836	1,886,223	1,885,385	1,762,173
Rate	2.58%	2.52	2.85	2.85	3.06
Total interest bearing liabilities	$17,417,488	17,560,032	17,707,519	17,653,423	17,309,119
Rate	0.62%	0.64	0.65	0.67	0.68
Non-interest bearing demand deposits	$5,765,287	5,537,090	5,545,529	5,306,447	5,327,795

Effective cost of funds	0.45%	0.47	0.47	0.49	0.49
Net interest margin	3.41%	3.39	3.38	3.40	3.39
Taxable equivalent adjustment (3)	$443	455	481	$529	557

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

Net Interest Income and Rate/Volume Analysis
The following tables set forth the major components of net interest income and the related annualized yields and rates for the six months ended June 30, 2014 and 2013, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Six Months Ended June 30,						2014 Compared to 2013
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2014	2013	2014	2013	2014	2013	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$3,136,359	3,009.278	$29,622	23,448	1.89%	1.56%	$983	5,191	$6,174
Tax-exempt investment securities(2)	6,099	12.891	190	413	6.23	6.40	(216)	(7)	(223)
Total investment securities	3,142,458	3,022.169	29,812	23,861	1.90	1.58	767	5,184	5,951
Trading account assets	18,166	8.236	251	278	2.76	6.75	332	(359)	(27)
Taxable loans, net(1)	20,125,993	19,378.274	425,559	430,359	4.26	4.48	16,611	(21,411)	(4,800)
Tax-exempt loans, net(1)(2)	99,245	118.081	2,377	2,949	4.83	5.04	(471)	(101)	(572)
Allowance for loan losses	(300,161)	(361.599)
Loans, net	19,925,077	19,134.756	427,936	433,308	4.33	4.57	16,140	(21,512)	(5,372)
Mortgage loans held for sale	49,247	154.487	1,018	3,118	4.13	4.04	(2,109)	9	(2,100)
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	888,904	1,447.452	1,022	1,747	0.23	0.24	(637)	(88)	(725)
Federal Home Loan Bank and Federal Reserve Bank stock	79,361	65.171	1,454	766	3.66	2.35	165	523	688
Total interest earning assets	$24,103,213	23,832.271	$461,493	463,078	3.85%	3.92%	$14,658	(16,243)	$(1,585)
Cash and due from banks	406,196	443.021
Premises and equipment, net	468,723	478.636
Other real estate	112,128	151.776
Other assets(3)	1,283,490	1,409.387
Total assets	$26,373,750	26,315.091

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$3,854,641	3,867,846	$3,576	3,515	0.19%	0.18%	$(12)	73	$61
Money market accounts	6,251,211	6,306,359	9,687	10,342	0.31	0.33	(90)	(565)	(655)
Savings deposits	630,607	595,889	298	312	0.10	0.11	19	(33)	(14)
Time deposits	4,406,587	4,557,085	14,182	18,441	0.65	0.82	(612)	(3,647)	(4,259)
Federal funds purchased and securities sold under repurchase agreements	217,271	210,330	151	170	0.14	0.16	5	(24)	(19)
Long-term debt	2,128,049	1,725,580	27,135	27,232	2.55	3.16	6,307	(6,404)	(97)
Total interest-bearing liabilities	$17,488,366	17,263,089	$55,029	60,012	0.63	0.70	$5,617	(10,600)	$(4,983)
Non-interest bearing deposits	5,651,819	5,280,454
Other liabilities	235,471	194,745
Shareholders' equity	2,998,094	3,576,803
Total liabilities and equity	$26,373,750	26,315,091
Net interest income/margin			406,464	403,066	3.40%	3.41%	$9,041	(5,643)	$3,398
Taxable equivalent adjustment			898	1,175
Net interest income, actual			$405,566	401,891

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2014 - $13.9 million, 2013 - $11.7 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35% in adjusting interest on tax-exempt loans and investment securities to a taxable-
equivalent basis.
(3) Includes average net unrealized gains (losses) on investment securities available for sale of ($1.7) million and $40.2 million for the six months ended June 30, 2014 and
2013, respectively.

The following tables set forth the major components of net interest income and the related annualized yields and rates for the three months ended June 30, 2014 and 2013, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Three Months Ended June 30,						2014 Compared to 2013
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2014	2013	2014	2013	2014	2013	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$3,091,537	3,034,152	$14,430	12,865	1.87%	1.70%	$243	1,322	$1,565
Tax-exempt investment securities(2)	5,781	11,435	90	185	6.23	6.47	(91)	(4)	(95)
Total investment securities	3,097,318	3,045,587	14,520	13,050	1.88	1.71	152	1,318	1,470
Trading account assets	16,011	7,847	90	124	2.25	6.34	129	(163)	(34)
Taxable loans, net(1)	20,271,085	19,417,645	214,975	214,761	4.30	4.44	9,447	(9,233)	214
Tax-exempt loans, net(1)(2)	97,855	113,061	1,177	1,407	4.83	4.99	(189)	(41)	(230)
Allowance for loan losses	(293,320)	(351,075)
Loans, net	20,075,620	19,179,631	216,152	216,168	4.32	4.52	9,258	(9,274)	(16)
Mortgage loans held for sale	59,678	129,742	616	1,411	4.13	4.35	(760)	(35)	(795)
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	843,018	1,550,113	487	934	0.23	0.24	(405)	(42)	(447)
Federal Home Loan Bank and Federal Reserve Bank stock	76,172	65,014	791	383	4.15	2.35	65	343	408
Total interest earning assets	$24,167,817	23,977,934	$232,656	232,070	3.86%	3.88%	$8,439	(7,853)	$586
Cash and due from banks	415,537	428,104
Premises and equipment, net	471,518	477,916
Other real estate	110,569	153,232
Other assets(3)	1,255,426	1,377,637
Total assets	$26,420,867	26,414,823

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$3,830,956	3,895,675	$1,787	1,786	0.19%	0.18%	$(29)	30	$1
Money market accounts	6,217,756	6,274,687	4,741	5,163	0.31	0.33	(47)	(375)	(422)
Savings deposits	644,103	609,832	143	160	0.09	0.11	9	(26)	(17)
Time deposits	4,405,605	4,560,706	6,850	8,784	0.63	0.77	(298)	(1,636)	(1,934)
Federal funds purchased and securities sold under repurchase agreements	219,490	206,046	75	80	0.13	0.15	5	(10)	(5)
Long-term debt	2,099,578	1,762,173	13,566	13,463	2.58	3.06	2,574	(2,471)	103
Total interest-bearing liabilities	$17,417,488	17,309,119	$27,162	29,436	0.62	0.68	$2,214	(4,488)	$(2,274)
Non-interest bearing deposits	5,765,287	5,327,795
Other liabilities	219,291	197,006
Shareholders' equity	3,018,801	3,580,903
Total liabilities and equity	$26,420,867	26,414,823
Net interest income/margin			205,494	202,634	3.41%	3.39%	$6,225	(3,365)	$2,860
Taxable equivalent adjustment			443	557
Net interest income, actual			$205,051	202,077

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2014 - $7.4 million, 2013 - $5.9 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35% in adjusting interest on tax-exempt loans and investment securities to a taxable-
equivalent basis.
(3) Includes average net unrealized gains on investment securities available for sale of $2.7 million and $38.8 million for the three months ended June 30, 2014 and
2013, respectively.

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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25% and the current prime rate of 3.25%. Due to the targeted federal funds rate being at or near 0% at this time, only rising rate scenarios have been modeled. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. Synovus continues to maintain a modestly asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at June 30, 2014, with comparable information for December 31, 2013.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

Change in Short-term Interest Rates (in basis points)	June 30, 2014	December 31, 2013
+200	5.9%	5.0%
+100	3.8%	3.2%
Flat	—%	—%

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

	As of June 30, 2014
Change in Short-term Interest Rates (in basis points)	Base Scenario	15% Increase in Average Repricing Beta
+200	5.9%	4.8%
+100	3.8%	3.2%

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
To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. From January 1, 2005 through June 30, 2014, Synovus Mortgage originated and sold approximately $8.0 billion of first lien GSE eligible mortgage loans and approximately $3.5 billion of first and second lien non-GSE eligible mortgage loans. The total expense pertaining to losses from repurchases of mortgage loans previously sold, including amounts accrued in accordance with ASC 450, was $1.5 million and $388 thousand for the six months ended June 30, 2014 and 2013, respectively. The total accrued liability related to mortgage repurchase claims was $4.2 million at June 30, 2014 and $4.1 million at December 31, 2013. See "Part I-Item 1A - Risk Factors- We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition." in Synovus’ 2013 Form 10-K.
Mortgage Loan Foreclosure Practices
At June 30, 2014 and December 31, 2013, Synovus had $3.23 billion and $3.11 billion, respectively, of home equity and consumer mortgage loans which are secured by first and second liens on residential properties. Of the amounts at June 30, 2014, $560.1 million and $497.8 million, respectively, consist of mortgages relating to properties in Florida and South Carolina, which are states where foreclosures proceed through the courts and of the amounts at December 31, 2013, $508.4 million and $483.4 million, respectively, consist of mortgages relating to properties in Florida and South Carolina. To date, foreclosure activity in the home equity and consumer mortgage loan portfolio has been low. Any foreclosures on these loans are handled by designated Synovus personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Based on information currently available, management believes that it does not have significant exposure related to our foreclosure practices.
Recently Issued Accounting Standards
The following accounting pronouncements were issued during the first six months of 2014:
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

ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is intended to increase comparability across industries and jurisdictions. The core principle of the revenue model is that a company will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 31, 2016. Early application is not permitted for public entities. Management is currently evaluating the impact of the accounting update on Synovus' Consolidated Financial Statements.

ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition of a discontinued operation and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. Under ASU 2014-08, an entity’s disposal of a component or group of components must be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. Additionally, this ASU requires expanded disclosures about discontinued operations that will provide more information about the assets, liabilities, income, and expenses of discontinued operations. The provisions of this ASU are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014, and will be applied retrospectively to all periods presented. Early adoption is permitted. ASU 2014-08 is not expected to have a material impact on Synovus’ Consolidated Financial Statements.

See Note 1 of the notes to the unaudited interim consolidated financial statements for a discussion of recently issued and adopted accounting standards updates.
Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with U.S. GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for loan losses, contingent liabilities related to legal matters, deferred tax assets valuation allowance, other real estate, and determining the fair value of financial instruments. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in Note 1 - Summary of Significant Accounting Policies in Synovus' 2013 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. During the six months ended June 30, 2014, there have been no significant changes to Synovus’ critical accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2013 Form 10-K.
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
Non-GAAP Financial Measures
The measures entitled adjusted pre-tax, pre-credit costs income, adjusted non-interest income, adjusted non-interest expense, core deposits, core deposits excluding time deposits, core deposits excluding the impact from the Memphis transaction, total deposits excluding the impact from the Memphis transaction, Tier 1 common equity, the tangible common equity to tangible assets ratio, the Tier 1 common equity ratio, and the estimated common equity Tier 1 ratio under final Basel III rules are not measures recognized under U.S. GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are income before income taxes, total non-interest income, total non-interest expense, total deposits, Tier 1 capital, the ratio of total shareholders’ equity to total assets, and the ratio of Tier 1 capital to risk-weighted assets, respectively.
Management uses these non-GAAP financial measures to assess the performance of Synovus’ core business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about

Synovus to assist investors in evaluating Synovus’ operating results, financial strength and capital position. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies. Adjusted pre-tax, pre-credit costs income is a measure used by management to evaluate core operating results exclusive of credit costs as well as certain revenues and expenses such as investment securities gains, net and restructuring charges. Adjusted non-interest income is a measure used by management to evaluate non-interest income exclusive of net investment securities gains and other non-recurring income items. Adjusted non-interest expense is a measure used by management to gauge the success of expense management initiatives focused on reducing recurring controllable operating costs. Core deposits, core deposits excluding time deposits, core deposits excluding the impact from the Memphis transaction, and total deposits excluding the impact from the Memphis transaction are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. Tier 1 common equity, the tangible common equity to tangible assets ratio, the Tier 1 common equity ratio, and the estimated common equity Tier 1 ratio under final Basel III rules are used by management and investment analysts to assess the strength of Synovus’ capital position. The computations of these measures are set forth in the tables below.

Reconciliation of Non-GAAP Financial Measures	Six Months Ended		Three Months Ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Adjusted Pre-tax, Pre-credit Costs Income
Income before income taxes	$150,975	119,459	$73,950	72,906
Add: Provision for loan losses	21,795	48,773	12,284	13,077
Add: Other credit costs (1)	12,763	24,482	4,635	10,887
Add: Restructuring charges	16,293	6,607	7,716	1,758
Add: Visa indemnification charges	752	801	356	764
Less: Investment securities gains, net	(1,331)	(1,448)	—	(1,403)
Less: Gain on sale of Memphis branches, net	(5,789)	—	—	—
Adjusted Pre-tax, pre-credit costs income	$195,458	198,674	$98,941	97,989

Adjusted Non-interest Income
Total non-interest income	$133,569	129,813	$63,388	65,092
Less: Investment securities gains, net	(1,331)	(1,448)	—	(1,403)
Less: Gain on sale of Memphis branches, net	(5,789)	—	—	—
Adjusted non-interest income	$126,449	128,365	$63,388	63,689

Adjusted Non-interest Expense
Total non-interest expense	366,365	363,472	182,205	181,186
Less: Other credit costs(1)	(12,763)	(24,482)	(4,635)	(10,887)
Less: Restructuring charges	(16,293)	(6,607)	(7,716)	(1,758)
Less: Visa indemnification charges	(752)	(801)	(356)	(764)
Adjusted non-interest expense	$336,557	331,582	$169,498	167,777

Reconciliation of Non-GAAP Financial Measures, continued
(dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013
Core Deposits, Core Deposits Excluding Time Deposits, Core Deposits Excluding the Impact From the Memphis Transaction, and Total Deposits Excluding the Impact From the Memphis Transaction
Total deposits	$20,993,467	20,950,891	20,876,790	20,710,703
Less: Brokered deposits	(1,449,420)	(1,365,939)	(1,094,002)	(1,338,063)
Core deposits	19,544,047	19,584,952	19,782,788	19,372,640
Less: Time deposits	(3,166,496)	(3,220,073)	(3,498,200)	(3,377,216)
Core deposits excluding time deposits	$16,377,551	16,364,879	16,284,588	15,995,424

Core deposits	19,544,047
Add: Impact from the Memphis transaction	191,302
Core deposits excluding the impact from the Memphis transaction	$19,735,349

Total deposits	20,993,467
Add: Impact from the Memphis transaction	191,302
Total deposits excluding the impact from the Memphis transaction	$21,184,769

Tangible Common Equity to Tangible Assets Ratio
Total assets	$26,627,290	26,435,426	26,201,604	26,563,174
Less: Goodwill	(24,431)	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(1,678)	(1,883)	(3,415)	(4,156)
Tangible Assets	$26,601,181	26,409,112	26,173,758	26,534,587
Total shareholders' equity	3,053,051	2,998,496	2,948,985	3,568,204
Less: Goodwill	(24,431)	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(1,678)	(1,883)	(3,415)	(4,156)
Less: Series C Preferred Stock, no par value	(125,980)	(125,980)	(125,862)	—
Less: Series A Preferred Stock, no par value	—	—	—	(962,725)
Tangible common equity	$2,900,962	2,846,202	2,795,277	2,576,892
Total shareholders' equity to total assets ratio	11.47	11.34	11.25	13.43
Tangible common equity to tangible assets ratio	10.91%	10.78%	10.68%	9.71%

Reconciliation of Non-GAAP Financial Measures, continued
(dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013
Tier 1 Common Equity and Tier 1 Common Equity Ratio
Total shareholders' equity	$3,053,051	2,998,496	2,948,985	3,568,204
Less: Accumulated other comprehensive loss, net	13,716	30,463	41,258	33,060
Less: Goodwill	(24,431)	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(1,678)	(1,883)	(3,415)	(4,156)
Less: Disallowed deferred tax assets (2)	(547,786)	(579,537)	(618,516)	(674,996)
Other items	7,619	7,682	7,612	7,304
Tier 1 capital	$2,500,491	2,430,790	2,351,493	2,904,985
Less: Qualifying trust preferred securities	(10,000)	(10,000)	(10,000)	(10,000)
Less: Series C Preferred Stock, no par value	(125,980)	(125,980)	(125,862)	—
Less: Series A Preferred Stock, no par value	—	—	—	(962,725)
Tier 1 common equity	$2,364,511	2,294,810	2,215,631	1,932,260
Total risk-weighted assets	22,702,108	22,404,099	22,316,091	21,542,287
Tier 1 capital ratio	11.01	10.85	10.54	13.49
Tier 1 common equity ratio	10.42%	10.24	9.93	8.97

Estimated Common Equity Tier 1 Ratio Under Basel III Rules
Tier 1 common equity (Basel I)	$2,364,511
Add: Adjustment related to capital components	60,000
Estimated common equity Tier 1 under final Basel III rules without AOCI	$2,424,511
Estimated risk-weighted assets under final Basel III rules	23,750,000
Estimated common equity Tier 1 ratio under Basel III rules	10.21%

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

ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, Synovus' disclosure controls and procedures were effective.
Synovus regularly engages in productivity and efficiency initiatives to streamline operations, reduce expenses, and increase revenue. Additionally, investment in new and updated information technology systems has enhanced information gathering and processing capabilities; and allowed management to operate in a more centralized environment for critical processing and monitoring functions. Management of Synovus is responsible for identifying, documenting, and evaluating the adequacy of the design and operation of the controls implemented during each process change described above. There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, Synovus' internal controls over financial reporting.

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

3.4
Articles of Amendment to the Amended and Restated Articles of Incorporation of Synovus, incorporated by reference to Exhibit 3.1 to Synovus' Current Report on Form 8-K dated May 19, 2014, as filed with the SEC on May 19, 2014.

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

4.9	Specimen Physical Stock Certificate of Synovus, incorporated by reference to Exhibit 4.1 to Synovus' Current Report on Form 8-K dated May 19, 2014, as filed with the SEC on May 19, 2014.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

August 6, 2014	By:	/s/ Thomas J. Prescott
Date		Thomas J. Prescott
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)