Form 10-Q
period 2014-09-30
SYNOVUS FINANCIAL CORP
filed 2014-11-05
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
Commission file number 1-10312

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	October 31, 2014
Common Stock, $1.00 Par Value	136,571,459

SYNOVUS FINANCIAL CORP.
INDEX OF DEFINED TERMS
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
FFIEC – Federal Financial Institutions Examination Council
FHLB – Federal Home Loan Bank
FICO – Fair Isaac Corporation
GA DBF – Georgia Department of Banking and Finance
GAAP – Generally Accepted Accounting Principles in the United States of America

i

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
TBA – to-be-announced securities with respect to mortgage-related securities to be delivered in the future (MBSs and CMOs)
TDR – troubled debt restructuring (as defined in ASC 310-40)
Tender Offer – Offer by Synovus to purchase, for cash, all of its outstanding 2013 Notes, which commenced on February 7, 2012 and expired on March 6, 2012
Treasury – United States Department of the Treasury
tMEDS – tangible equity units, each composed of a prepaid common stock purchase contract and a junior subordinated amortizing note
Visa – The Visa U.S.A., Inc. card association or its affiliates, collectively
Visa Class B shares – Class B shares of Common Stock issued by Visa which are subject to restrictions with respect to sale until all of the Covered Litigation has been settled

ii

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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$386,402	469,630
Interest bearing funds with Federal Reserve Bank	750,446	644,528
Interest earning deposits with banks	13,612	24,325
Federal funds sold and securities purchased under resale agreements	70,918	80,975
Trading account assets, at fair value	12,705	6,113
Mortgage loans held for sale, at fair value	72,333	45,384
Other loans held for sale	338	10,685
Investment securities available for sale, at fair value	3,050,257	3,199,358
Loans, net of deferred fees and costs	20,588,566	20,057,798
Allowance for loan losses	(269,376)	(307,560)
Loans, net	$20,319,190	19,750,238
Premises and equipment, net	456,633	468,871
Goodwill	24,431	24,431
Other intangible assets, net	1,471	3,415
Other real estate	81,636	112,629
Deferred tax asset, net	656,151	744,646
Other assets	622,587	616,376
Total assets	$26,519,110	26,201,604
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$5,813,809	5,642,751
Interest bearing deposits, excluding brokered deposits	13,609,038	14,140,037
Brokered deposits	1,566,934	1,094,002
Total deposits	20,989,781	20,876,790
Federal funds purchased and securities sold under repurchase agreements	107,160	148,132
Long-term debt	2,130,934	2,033,141
Other liabilities	214,690	194,556
Total liabilities	$23,442,565	23,252,619
Shareholders' Equity
Series C Preferred Stock – no par value. 5,200,000 shares outstanding at September 30, 2014 and December 31, 2013	125,980	125,862
Common stock - $1.00 par value. Authorized 342,857,143 shares; 139,877,971 issued at September 30, 2014 and 139,720,701 issued at December 31, 2013; 139,064,621 outstanding at September 30, 2014 and 138,907,351 outstanding at December 31, 2013	139,878	139,721
Additional paid-in capital	2,974,319	2,976,348
Treasury stock, at cost – 813,350 shares at September 30, 2014 and December 31, 2013	(114,176)	(114,176)
Accumulated other comprehensive loss, net	(24,827)	(41,258)
Accumulated deficit	(24,629)	(137,512)
Total shareholders’ equity	3,076,545	2,948,985
Total liabilities and shareholders' equity	$26,519,110	26,201,604
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Interest income:
Loans, including fees	$644,392	650,192	$217,288	217,982
Investment securities available for sale	43,775	37,302	14,029	13,584
Trading account assets	357	433	106	155
Mortgage loans held for sale	1,719	3,987	701	869
Federal Reserve Bank balances	1,561	2,498	562	814
Other earning assets	2,185	1,343	708	448
Total interest income	693,989	695,755	233,394	233,852
Interest expense:
Deposits	41,246	48,964	13,504	16,354
Federal funds purchased and securities sold under repurchase agreements	186	242	35	72
Long-term debt	40,728	40,688	13,592	13,456
Total interest expense	82,160	89,894	27,131	29,882
Net interest income	611,829	605,861	206,263	203,970
Provision for loan losses	25,638	55,534	3,843	6,761
Net interest income after provision for loan losses	586,191	550,327	202,420	197,209
Non-interest income:
Service charges on deposit accounts	58,610	58,142	20,159	19,426
Fiduciary and asset management fees	33,536	32,471	11,207	10,389
Brokerage revenue	20,201	21,231	7,281	6,636
Mortgage banking income	13,459	19,569	4,665	5,314
Bankcard fees	24,394	22,662	8,182	7,760
Investment securities gains, net	1,331	2,571	—	1,124
Other fee income	14,495	16,461	4,704	5,199
(Decrease) increase in fair value of private equity investments, net	(513)	(856)	(144)	284
Gain on sale of Memphis branches, net	5,789	—	—	—
Other non-interest income	26,253	21,139	7,931	7,446
Total non-interest income	197,555	193,390	63,985	63,578
Non-interest expense:
Salaries and other personnel expense	279,855	276,190	93,870	92,794
Net occupancy and equipment expense	79,436	77,025	26,956	26,475
Third-party processing expense	29,604	30,446	10,044	10,151
FDIC insurance and other regulatory fees	25,781	24,059	8,013	7,639
Professional fees	18,427	28,922	2,526	11,410
Advertising expense	15,935	6,513	7,177	3,114
Foreclosed real estate expense, net	18,818	28,800	9,074	10,359
Losses (gains) on other loans held for sale, net	2,050	487	(176)	408
Visa indemnification charges	2,731	801	1,979	—
Restructuring charges	17,101	7,295	809	687
Other operating expenses	70,377	70,261	33,477	24,291
Total non-interest expense	560,115	550,799	193,749	187,328
Income before income taxes	223,631	192,918	72,656	73,459
Income tax expense	81,554	72,114	25,868	27,765
Net income	142,077	120,804	46,788	45,694
Dividends and accretion of discount on preferred stock	7,678	38,100	2,559	8,506
Net income available to common shareholders	$134,399	82,704	44,229	37,188
Net income per common share, basic	$0.97	0.67	0.32	0.27
Net income per common share, diluted	$0.96	0.62	0.32	0.27
Weighted average common shares outstanding, basic	138,989	123,652	139,043	136,671
Weighted average common shares outstanding, diluted	139,600	132,476	139,726	137,097

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Nine Months Ended September 30,
	2014			2013
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$223,631	(81,554)	142,077	192,918	(72,114)	120,804
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	336	(130)	206	336	(131)	205
Net unrealized gains (losses) on investment securities available for sale:
Reclassification adjustment for net gains realized in net income	(1,331)	513	(818)	(2,571)	990	(1,581)
Net unrealized gains (losses) arising during the period	27,467	(10,579)	16,888	(53,166)	20,468	(32,698)
Net unrealized gains (losses)	26,136	(10,066)	16,070	(55,737)	21,458	(34,279)
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(144)	56	(88)	(98)	38	(60)
Actuarial gains arising during the period	395	(152)	243	830	(311)	519
Net unrealized gains	251	(96)	155	732	(273)	459
Other comprehensive income (loss)	$26,723	(10,292)	16,431	(54,669)	21,054	(33,615)
Comprehensive income			$158,508			87,189

See accompanying notes to unaudited interim consolidated financial statements.

	Three Months Ended September 30,
	2014			2013
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$72,656	(25,868)	46,788	73,459	(27,765)	45,694
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	112	(43)	69	112	(43)	69
Net unrealized (losses) gains on investment securities available for sale:
Reclassification adjustment for net gains realized in net income	—	—	—	(1,124)	433	(691)
Net unrealized (losses) gains arising during the period	(18,173)	6,993	(11,180)	6,849	(2,637)	4,212
Net unrealized (losses) gains	(18,173)	6,993	(11,180)	5,725	(2,204)	3,521
Post-retirement unfunded health benefit:
Reclassification adjustment for (gains) losses realized in net income	—	—	—	(72)	28	(44)
Other comprehensive (loss) income	$(18,061)	6,950	(11,111)	5,765	(2,219)	3,546
Comprehensive income			$35,677			49,240

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Series A Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2012	$957,327	—	113,182	2,868,965	(114,176)	4,101	(259,968)	3,569,431
Net income	—	—	—	—	—	—	120,804	120,804
Other comprehensive loss, net of income taxes	—	—	—	—	—	(33,615)	—	(33,615)
Cash dividends declared on Common Stock - $0.21 per share	—	—	—	—	—	—	(26,703)	(26,703)
Cash dividends paid on Series A Preferred Stock	—	—	—	(33,741)	—	—	—	(33,741)
Accretion of discount on Series A Preferred Stock	10,543	—	—	(10,543)	—	—	—	—
Redemption of Series A Preferred Stock	(967,870)	—	—	—	—	—	—	(967,870)
Issuance of Series C Preferred Stock, net of issuance costs	—	125,400	—	—	—	—	—	125,400
Settlement of prepaid common stock purchase contracts	—	—	17,550	(17,550)	—	—	—	—
Issuance of Common Stock, net of issuance costs	—	—	8,553	166,211	—	—	—	174,764
Restricted share unit activity	—	—	372	(3,413)	—	—	(500)	(3,541)
Stock options exercised	—	—	47	742	—	—	—	789
Share-based compensation tax benefit	—	—	—	371	—	—	—	371
Share-based compensation expense	—	—	—	5,771	—	—	—	5,771
Balance at September 30, 2013	$—	125,400	139,704	2,976,813	(114,176)	(29,514)	(166,367)	2,931,860

Balance at December 31, 2013	$—	125,862	139,721	2,976,348	(114,176)	(41,258)	(137,512)	2,948,985
Net income	—	—	—	—	—	—	142,077	142,077
Other comprehensive income, net of income taxes	—	—	—	—	—	16,431	—	16,431
Cash dividends declared on Common Stock - $0.21 per share	—	—	—	—	—	—	(29,194)	(29,194)
Cash dividends paid on Series C Preferred Stock	—	—	—	(7,678)	—	—	—	(7,678)
Series C Preferred Stock-adjustment to issuance costs	—	118	—	—	—	—	—	118
Restricted share unit activity	—	—	41	(509)	—	—	—	(468)
Stock options exercised	—	—	116	1,869	—	—	—	1,985
Share-based compensation tax deficiency	—	—	—	(3,164)	—	—	—	(3,164)
Share-based compensation expense	—	—	—	7,453	—	—	—	7,453
Balance at September 30, 2014	$—	125,980	139,878	2,974,319	(114,176)	(24,827)	(24,629)	3,076,545

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2014	2013
Operating Activities
Net income	$142,077	120,804
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	25,638	55,534
Depreciation, amortization, and accretion, net	39,524	46,513
Deferred income tax expense	74,940	64,101
Decrease in interest receivable	1,459	8,229
Decrease in interest payable	(1,575)	(3,207)
Increase in trading account assets	(6,592)	(6,261)
Originations of mortgage loans held for sale	(579,139)	(749,437)
Proceeds from sales of mortgage loans held for sale	561,796	893,348
Gains on sales of mortgage loans held for sale	(8,971)	(10,789)
(Increase) decrease in fair value of mortgage loans held for sale	(969)	3,838
Decrease in other assets	1,392	36,138
Increase (decrease) in accrued salaries and benefits	6,772	(4,584)
Increase in other liabilities	14,934	333
Investment securities gains, net	(1,331)	(2,571)
Losses on sales of other loans held for sale, net	2,050	487
Losses and write-downs on other real estate, net	16,734	22,714
Share-based compensation expense	7,453	5,771
Write-downs on other assets held for sale	7,608	—
Gain on sale of Memphis branches, net	(5,789)	—
Gain on sale of branch property	(3,116)	—
Net cash provided by operating activities	$294,895	480,961
Investing Activities
Net cash (used) received in dispositions/acquisitions	(90,571)	56,328
Net decrease in interest earning deposits with banks	10,713	9,382
Net decrease in federal funds sold and securities purchased under resale agreements	10,057	33,340
Net (increase) decrease in interest bearing funds with Federal Reserve Bank	(105,918)	531,955
Proceeds from maturities and principal collections of investment securities available for sale	417,704	584,810
Proceeds from sales of investment securities available for sale	20,815	403,792
Purchases of investment securities available for sale	(277,375)	(1,197,122)
Proceeds from sales of loans	44,001	75,359
Proceeds from sales of other real estate	49,754	77,168
Principal repayments by borrowers on other loans held for sale	770	3,966
Net increase in loans	(754,930)	(423,252)
Purchases of premises and equipment	(36,059)	(24,971)
Proceeds from disposals of premises and equipment	4,838	3,172
Proceeds from sales of other assets held for sale	507	1,085
Net cash (used in) provided by investing activities	$(705,694)	135,012
Financing Activities
Net increase (decrease) in demand and savings deposits	8,677	(281,267)
Net increase in certificates of deposit	295,687	141,252
Net decrease in federal funds purchased and securities sold under repurchase agreements	(40,972)	(6,630)
Principal repayments on long-term debt	(605)	(301,431)
Proceeds from issuance of long-term debt	99,938	462,500
Dividends paid to common shareholders	(29,194)	(26,703)
Dividends paid to preferred shareholders	(7,678)	(33,741)

Stock options exercised	1,985	789
Proceeds from issuance of Series C Preferred Stock	—	125,400
Redemption of Series A Preferred Stock	—	(967,870)
Proceeds from issuance of common stock	—	174,764
Excess tax benefit from share-based compensation	201	569
Restricted stock activity	(468)	(3,541)
Net cash provided by (used in) financing activities	$327,571	(715,909)
Decrease in cash and cash equivalents	(83,228)	(99,936)
Cash and cash equivalents at beginning of period	469,630	614,630
Cash and cash equivalents at end of period	$386,402	514,694

Supplemental Cash Flow Information
Cash paid during the period for:
Income tax payments, net	4,693	1,669
Interest paid	83,861	85,332
Non-cash Activities
Mortgage loans held for sale transferred to loans at fair value	334	14,471
Premises and equipment transferred to other assets held for sale	16,613	490
Loans foreclosed and transferred to other real estate	35,495	72,854
Loans transferred to other loans held for sale at fair value	36,736	117,806
Other loans held for sale transferred to loans at fair value	—	1,235
Other loans held for sale foreclosed and transferred to other real estate at fair value	—	3,246
Settlement of prepaid common stock purchase contracts	—	122,848
Securities purchased during the period but settled after period-end	—	35,160

Dispositions/Acquisitions:
Fair value of non-cash assets (sold) acquired	(100,982)	536
Fair value of liabilities (sold) assumed	(191,553)	56,864

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At September 30, 2014 and December 31, 2013, cash and cash equivalents included $91.3 million and $104.9 million, respectively, on deposit to meet Federal Reserve Bank requirements. At September 30, 2014 and December 31, 2013, $125 thousand and $375 thousand, respectively, of the due from banks balance was restricted as to withdrawal.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and Federal funds sold and securities purchased under resale agreements. Interest earning deposits with banks include $7.1 million and $11.1 million at September 30, 2014 and December 31, 2013, respectively, which is pledged as collateral in connection with certain letters of credit. Federal funds sold include $68.1 million at September 30, 2014 and $72.2 million at December 31, 2013, which are pledged to collateralize certain derivative instruments. Federal funds sold and securities purchased under resale agreements, and Federal funds purchased and securities sold under repurchase agreements, generally mature in one day.

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
Note 2 - Share Repurchase Program

On October 21, 2014, Synovus announced a common stock repurchase program of up to $250 million which will expire on October 23, 2015.
Note 3 - Reverse Stock Split and Increase in Number of Authorized Common Shares

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
Note 4 - Sale of Branches
On January 17, 2014, Synovus completed the sale of certain loans, premises, deposits, and other assets and liabilities of the Memphis, Tennessee branches of Trust One Bank, a division of Synovus Bank.  The sale included $89.6 million in total loans and $191.3 million in total deposits.   Results for the nine months ended September 30, 2014 reflect a pre-tax gain, net of associated costs, of $5.8 million relating to this transaction.

Note 5 - Investment Securities
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at September 30, 2014 and December 31, 2013 are summarized below.

	September 30, 2014
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$42,627	41	—	42,668
U.S. Government agency securities	26,435	1,034	—	27,469
Securities issued by U.S. Government sponsored enterprises	81,549	778	—	82,327
Mortgage-backed securities issued by U.S. Government agencies	176,254	2,074	(933)	177,395
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,323,561	13,516	(20,469)	2,316,608
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	371,656	4,052	(2,249)	373,459
State and municipal securities	5,099	204	(2)	5,301
Equity securities	3,228	3,129	—	6,357
Other investments	19,110	—	(437)	18,673
Total investment securities available for sale	$3,049,519	24,828	(24,090)	3,050,257

	December 31, 2013
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$17,791	—	—	17,791
U.S. Government agency securities	33,480	1,161	—	34,641
Securities issued by U.S. Government sponsored enterprises	112,305	1,440	—	113,745
Mortgage-backed securities issued by U.S. Government agencies	196,521	2,257	(3,661)	195,117
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,443,282	9,718	(31,640)	2,421,360
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	406,717	698	(8,875)	398,540
State and municipal securities	6,723	168	(2)	6,889
Equity securities	3,856	3,728	—	7,584
Other investments	4,074	—	(383)	3,691
Total investment securities available for sale	$3,224,749	19,170	(44,561)	3,199,358

(1)
Amortized cost is adjusted for other-than-temporary impairment charges in 2014 and 2013, which have been recognized in the consolidated statements of income in the applicable year, and were considered inconsequential.

At September 30, 2014 and December 31, 2013, investment securities with a carrying value of $1.93 billion and $2.33 billion respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of September 30, 2014 and December 31, 2013 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in income. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position.

Declines in the fair value of available for sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of September 30, 2014, Synovus had ten investment securities in a loss position for less than twelve months and fifty investment securities in a loss position for twelve months or longer.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013, are presented below.

	September 30, 2014
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	—	—	—	—	—	—
Securities issued by U.S. Government sponsored enterprises	—	—	—	—	—	—
Mortgage-backed securities issued by U.S. Government agencies	9,678	14	29,955	919	39,633	933
Mortgage-backed securities issued by U.S. Government sponsored enterprises	220,542	562	1,099,220	19,907	1,319,762	20,469
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	122,239	2,249	122,239	2,249
State and municipal securities	—	—	43	2	43	2
Equity securities	—	—	—	—	—	—
Other investments	16,889	221	1,784	216	18,673	437
Total	$247,109	797	1,253,241	23,293	1,500,350	24,090

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$—	—	—	—	—	—
U.S. Government agency securities	—	—	—	—	—	—
Securities issued by U.S. Government sponsored enterprises	—	—	—	—	—	—
Mortgage-backed securities issued by U.S. Government agencies	121,607	3,363	2,951	298	124,558	3,661
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,885,521	31,640	—	—	1,885,521	31,640
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	282,898	8,875	—	—	282,898	8,875
State and municipal securities	—	—	40	2	40	2
Equity securities	—	—	—	—	—	—
Other investments	1,969	105	1,722	278	3,691	383
Total	$2,291,995	43,983	4,713	578	2,296,708	44,561

The amortized cost and fair value by contractual maturity of investment securities available for sale at September 30, 2014 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at September 30, 2014
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$17,793	24,834	—	—	—	42,627
U.S. Government agency securities	78	12,577	13,780	—	—	26,435
Securities issued by U.S. Government sponsored enterprises	—	81,549	—	—	—	81,549
Mortgage-backed securities issued by U.S. Government agencies	5	1	—	176,248	—	176,254
Mortgage-backed securities issued by U.S. Government sponsored enterprises	431	1,605	1,926,129	395,396	—	2,323,561
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	371,656	—	371,656
State and municipal securities	100	1,971	289	2,739	—	5,099
Equity securities	—	—	—	—	3,228	3,228
Other investments	—	—	—	17,000	2,110	19,110
Total amortized cost	$18,407	122,537	1,940,198	963,039	5,338	3,049,519
Fair Value
U.S. Treasury securities	$17,793	24,875	—	—	—	42,668
U.S. Government agency securities	80	13,014	14,375	—	—	27,469
Securities issued by U.S. Government sponsored enterprises	—	82,327	—	—	—	82,327
Mortgage-backed securities issued by U.S. Government agencies	5	1	—	177,389	—	177,395
Mortgage-backed securities issued by U.S. Government sponsored enterprises	456	1,707	1,912,088	402,357	—	2,316,608
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	373,459	—	373,459
State and municipal securities	100	2,009	305	2,887	—	5,301
Equity securities	—	—	—	—	6,357	6,357
Other investments	—	—	—	16,666	2,007	18,673
Total fair value	$18,434	123,933	1,926,768	972,758	8,364	3,050,257

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the nine and three months ended September 30, 2014 and 2013 are presented below. Other-than-temporary impairment charges of $88 thousand are included in gross realized losses for the nine months ended September 30, 2014. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Proceeds from sales of investment securities available for sale	$20,815	$403,792	—	56,406
Gross realized gains	1,419	3,185	—	1,150
Gross realized losses	(88)	(614)	—	(26)
Investment securities gains, net	$1,331	2,571	—	1,124

Note 6 - Restructuring Charges
For the nine and three months ended September 30, 2014 and 2013 total restructuring charges are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Severance charges	$8,046	7,311	$—	701
Asset impairment charges	7,374	—	36	—
Professional fees and other charges	1,681	(16)	773	(14)
Total restructuring charges	$17,101	7,295	$809	687

In January 2014, Synovus announced the planned implementation during 2014 of new expense savings initiatives. The initiatives include planned workforce reductions as well as planned reductions in occupancy expenses. Synovus began to implement these initiatives during the first quarter of 2014, undertaking the first targeted staff reductions. As a result of these actions, Synovus recorded aggregate restructuring charges of $8.6 million during the three months ended March 31, 2014, consisting primarily of $8.0 million in severance charges related to employees identified for involuntary termination. These termination benefits are provided under an ongoing benefit arrangement as defined in ASC 712, Compensation-Nonretirement Postemployment Benefits; accordingly, the charges were recorded pursuant to the liability recognition criteria of ASC 712. Additionally, during the second quarter of 2014, upon management's decision to close 13 branches across the five-state footprint during the fourth quarter of 2014, Synovus recorded asset impairment charges of $7.4 million. During the third quarter of 2014, Synovus recorded restructuring charges of $809 thousand primarily for professional fees related to organizational restructuring. Restructuring charges for the fourth quarter of 2014 are expected to include approximately $6 million in charges related to operating lease exit costs associated with the branch closings which were completed in October 2014.
Severance charges recorded during the nine months ended September 30, 2013 relate to involuntary terminations in connection with previously announced efficiency initiatives. These termination benefits were provided under a one-time benefit arrangement as defined in ASC 420, Exit or Disposal Costs or Obligations; accordingly, the charges were recorded pursuant to the liability recognition criteria of ASC 420.
At September 30, 2014, the liability for restructuring activities was $5.1 million, and consisted primarily of involuntary termination benefits.

Note 7 - Loans and Allowance for Loan Losses
The following is a summary of current, accruing past due, and non-accrual loans by portfolio class as of September 30, 2014 and December 31, 2013.

Current, Accruing Past Due, and Non-accrual Loans
	September 30, 2014
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$4,978,360	1,565	142	1,707	38,979	5,019,046
1-4 family properties	1,098,574	9,759	103	9,862	29,118	1,137,554
Land acquisition	546,490	2,085	76	2,161	40,128	588,779
Total commercial real estate	6,623,424	13,409	321	13,730	108,225	6,745,379
Commercial, financial and agricultural	5,935,845	13,659	545	14,204	53,360	6,003,409
Owner-occupied	3,970,755	15,871	230	16,101	26,810	4,013,666
Total commercial and industrial	9,906,600	29,530	775	30,305	80,170	10,017,075
Home equity lines	1,658,917	9,656	524	10,180	16,875	1,685,972
Consumer mortgages	1,574,526	11,615	1,004	12,619	34,759	1,621,904
Credit cards	250,768	1,688	1,397	3,085	—	253,853
Other retail	288,086	2,747	46	2,793	2,353	293,232
Total retail	3,772,297	25,706	2,971	28,677	53,987	3,854,961
Total loans	$20,302,321	68,645	4,067	72,712	242,382	20,617,415	(1)

	December 31, 2013
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$4,546,439	3,552	40	3,592	66,454	4,616,485
1-4 family properties	1,144,447	6,267	527	6,794	33,819	1,185,060
Land acquisition	549,936	1,100	300	1,400	154,095	705,431
Total commercial real estate	6,240,822	10,919	867	11,786	254,368	6,506,976
Commercial, financial and agricultural	5,812,490	18,985	813	19,798	62,977	5,895,265
Owner-occupied	3,985,705	11,113	129	11,242	39,239	4,036,186
Total commercial and industrial	9,798,195	30,098	942	31,040	102,216	9,931,451
Home equity lines	1,564,578	4,919	136	5,055	17,908	1,587,541
Consumer mortgages	1,460,219	18,068	1,011	19,079	39,770	1,519,068
Credit cards	253,422	1,917	1,507	3,424	—	256,846
Other retail	280,524	2,190	26	2,216	2,038	284,778
Total retail	3,558,743	27,094	2,680	29,774	59,716	3,648,233
Total loans	$19,597,760	68,111	4,489	72,600	416,300	20,086,660	(2)

(1)Total before net deferred fees and costs of $28.8 million.
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

Loan Portfolio Credit Exposure by Risk Grade
	September 30, 2014
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$4,687,315	197,501	134,230	—	—		5,019,046
1-4 family properties	925,346	99,686	104,994	7,528	—		1,137,554
Land acquisition	460,829	55,707	71,336	907	—		588,779
Total commercial real estate	6,073,490	352,894	310,560	8,435	—		6,745,379
Commercial, financial and agricultural	5,667,272	174,559	151,871	8,562	1,145	(3)	6,003,409
Owner-occupied	3,728,191	124,702	159,502	839	432	(3)	4,013,666
Total commercial and industrial	9,395,463	299,261	311,373	9,401	1,577		10,017,075
Home equity lines	1,661,751	—	19,239	2,090	2,892	(3)	1,685,972
Consumer mortgages	1,577,632	—	42,323	1,610	339	(3)	1,621,904
Credit cards	252,510	—	539	—	804	(4)	253,853
Other retail	289,713	—	3,383	32	104	(3)	293,232
Total retail	3,781,606	—	65,484	3,732	4,139		3,854,961
Total loans	$19,250,559	652,155	687,417	21,568	5,716		20,617,415	(5)

	December 31, 2013
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$4,197,368	249,890	167,503	1,724	—		4,616,485
1-4 family properties	920,392	126,715	129,599	8,062	292	(3)	1,185,060
Land acquisition	422,054	94,316	186,514	2,547	—		705,431
Total commercial real estate	5,539,814	470,921	483,616	12,333	292		6,506,976
Commercial, financial and agricultural	5,451,369	224,620	208,422	10,764	90	(3)	5,895,265
Owner-occupied	3,714,400	155,097	164,560	2,129	—		4,036,186
Total commercial and industrial	9,165,769	379,717	372,982	12,893	90		9,931,451
Home equity lines	1,559,272	—	25,177	1,314	1,778	(3)	1,587,541
Consumer mortgages	1,475,928	—	40,368	2,485	287	(3)	1,519,068
Credit cards	255,339	—	541	—	966	(4)	256,846
Other retail	281,179	—	3,400	75	124	(3)	284,778
Total retail	3,571,718	—	69,486	3,874	3,155		3,648,233
Total loans	$18,277,301	850,638	926,084	29,100	3,537		20,086,660	(6)

(1) Includes $215.1 million and $383.7 million of non-accrual Substandard loans at September 30, 2014 and December 31, 2013, respectively.
(2) The loans within this risk grade are on non-accrual status. Commercial loans generally have an allowance for loan losses in accordance with ASC 310, and retail loans generally have an allowance for loan losses equal to 50% of the loan amount.
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
(5)Total before net deferred fees and costs of $28.8 million.
(6)Total before net deferred fees and costs of $28.9 million.

The following table details the changes in the allowance for loan losses by loan segment for the nine months ended September 30, 2014 and 2013.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Nine Months Ended September 30, 2014
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$127,646	115,435	41,479	23,000	307,560
Allowance for loan losses of sold branches	(281)	(398)	(340)	—	(1,019)
Charge-offs	(41,139)	(26,896)	(19,082)	—	(87,117)
Recoveries	8,318	9,562	6,434	—	24,314
Provision (credit) for loan losses	7,445	27,140	14,053	(23,000)	25,638
Ending balance	$101,989	124,843	42,544	—	269,376
Ending balance: individually evaluated for impairment	22,107	15,863	1,195	—	39,165
Ending balance: collectively evaluated for impairment	$79,882	108,980	41,349	—	230,211
Loans:
Ending balance: total loans(1)	$6,745,379	10,017,075	3,854,961	—	20,617,415
Ending balance: individually evaluated for impairment	317,011	172,860	47,669	—	537,540
Ending balance: collectively evaluated for impairment	$6,428,368	9,844,215	3,807,292	—	20,079,875

	As Of and For The Nine Months Ended September 30, 2013
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$167,926	138,495	38,984	28,000	373,405
Charge-offs	(73,825)	(44,104)	(27,359)	—	(145,288)
Recoveries	11,861	17,266	5,834	—	34,961
Provision (credit) for loan losses	31,221	7,462	21,851	(5,000)	55,534
Ending balance	$137,183	119,119	39,310	23,000	318,612
Ending balance: individually evaluated for impairment	50,737	25,194	2,120	—	78,051
Ending balance: collectively evaluated for impairment	$86,446	93,925	37,190	23,000	240,561
Loans:
Ending balance: total loans(2)	$6,458,518	9,705,425	3,572,669	—	19,736,612
Ending balance: individually evaluated for impairment	569,128	259,764	53,061	—	881,953
Ending balance: collectively evaluated for impairment	$5,889,390	9,445,661	3,519,608	—	18,854,659

(1)Total before net deferred fees and costs of $28.8 million.
(2)Total before net deferred fees and costs of $25.0 million.

The following table details the changes in the allowance for loan losses by loan segment for the three months ended September 30, 2014 and 2013.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Three Months Ended September 30, 2014
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$104,394	130,814	42,575	—	277,783
Charge-offs	(5,233)	(11,306)	(6,222)	—	(22,761)
Recoveries	3,099	5,257	2,155	—	10,511
Provision for loan losses	(271)	78	4,036	—	3,843
Ending balance	$101,989	124,843	42,544	—	269,376
Ending balance: individually evaluated for impairment	22,107	15,863	1,195	—	39,165
Ending balance: collectively evaluated for impairment	$79,882	108,980	41,349	—	230,211
Loans:
Ending balance: total loans(1)	$6,745,379	10,017,075	3,854,961	—	20,617,415
Ending balance: individually evaluated for impairment	317,011	172,860	47,669	—	537,540
Ending balance: collectively evaluated for impairment	$6,428,368	9,844,215	3,807,292	—	20,079,875

	As Of and For The Three Months Ended September 30, 2013
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$138,329	133,190	40,361	23,000	334,880
Charge-offs	(9,474)	(13,871)	(6,908)	—	(30,253)
Recoveries	2,766	2,152	2,306	—	7,224
Provision (credit) for loan losses	5,562	(2,352)	3,551	—	6,761
Ending balance	$137,183	$119,119	39,310	23,000	318,612
Ending balance: individually evaluated for impairment	50,737	25,194	2,120	—	78,051
Ending balance: collectively evaluated for impairment	$86,446	93,925	37,190	23,000	240,561
Loans:
Ending balance: total loans(2)	$6,458,518	9,705,425	3,572,669	—	19,736,612
Ending balance: individually evaluated for impairment	569,128	259,764	53,061	—	881,953
Ending balance: collectively evaluated for impairment	$5,889,390	9,445,661	3,519,608	—	18,854,659

(1)Total before net deferred fees and costs of $28.8 million.
(2)Total before net deferred fees and costs of $25.0 million.

During the first quarter of 2014, Synovus designated $23.0 million of allowance for loan losses that was included in the unallocated component of the allowance for loan losses at December 31, 2013 to the allowance for loan losses allocated to the respective loan segments.  The allocation of the allowance for loan losses to the loan segments related to the qualitative factors evaluated at December 31, 2013 on a total loan portfolio basis and included in the unallocated component of the allowance for loan losses at December 31, 2013.   These qualitative factors consider the inherent risk of loss relating to the following:

•	changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses

•	changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or grade loans

•	experience, ability, and depth of lending management, loan review personnel, and other relevant staff

•	changes in the quality of the loan review function

•	national and local economic trends and conditions

•	changes in the value of underlying collateral for collateral-dependent loans

•	changes in the nature and volume of the loan portfolio

•	effects of changes in credit concentrations

•	model uncertainty

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

The tables below summarize impaired loans (including accruing TDRs) as of September 30, 2014 and December 31, 2013.

Impaired Loans (including accruing TDRs)
	September 30, 2014			Nine Months Ended September 30, 2014		Three Months Ended September 30, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$33,849	46,096	—	24,949	—	33,167	—
1-4 family properties	4,386	12,251	—	5,984	—	4,151	—
Land acquisition	29,501	76,068	—	31,187	—	29,584	—
Total commercial real estate	67,736	134,415	—	62,120	—	66,902	—
Commercial, financial and agricultural	5,705	12,109	—	9,917	—	6,785	—
Owner-occupied	15,300	17,512	—	21,024	—	17,942	—
Total commercial and industrial	21,005	29,621	—	30,941	—	24,727	—
Home equity lines	—	—	—	—	—	—	—
Consumer mortgages	995	2,065	—	1,471	—	1,869	—
Credit cards	—	—	—	—	—	—	—
Other retail	—	—	—	—	—	—	—
Total retail	995	2,065	—	1,471	—	1,869	—
Total impaired loans with no related allowance recorded	$89,736	166,101	—	94,532	—	93,498	—
With allowance recorded
Investment properties	117,707	119,560	6,621	141,128	3,034	118,729	961
1-4 family properties	83,797	84,588	10,694	99,038	2,209	87,829	613
Land acquisition	47,771	47,914	4,792	102,880	1,264	48,499	418
Total commercial real estate	249,275	252,062	22,107	343,046	6,507	255,057	1,992
Commercial, financial and agricultural	81,036	85,771	12,532	97,143	1,877	82,271	553
Owner-occupied	70,819	70,842	3,331	83,392	2,029	80,653	601
Total commercial and industrial	151,855	156,613	15,863	180,535	3,906	162,924	1,154
Home equity lines	3,822	3,822	68	3,253	71	3,809	40
Consumer mortgages	37,591	37,591	1,029	40,582	999	39,217	457
Credit cards	—	—	—	—	—	—	—
Other retail	5,261	5,261	98	4,892	228	5,171	88
Total retail	46,674	46,674	1,195	48,727	1,298	48,197	585
Total impaired loans with allowance recorded	$447,804	455,349	39,165	572,308	11,711	466,178	3,731
Total impaired loans
Investment properties	$151,556	165,656	6,621	166,077	3,034	151,896	961
1-4 family properties	88,183	96,839	10,694	105,022	2,209	91,980	613
Land acquisition	77,272	123,982	4,792	134,067	1,264	78,083	418
Total commercial real estate	317,011	386,477	22,107	405,166	6,507	321,959	1,992
Commercial, financial and agricultural	86,741	97,880	12,532	107,060	1,877	89,056	553
Owner-occupied	86,119	88,354	3,331	104,416	2,029	98,595	601
Total commercial and industrial	172,860	186,234	15,863	211,476	3,906	187,651	1,154
Home equity lines	3,822	3,822	68	3,253	71	3,809	40
Consumer mortgages	38,586	39,656	1,029	42,053	999	41,086	457
Credit cards	—	—	—	—	—	—	—
Other retail	5,261	5,261	98	4,892	228	5,171	88
Total retail	47,669	48,739	1,195	50,198	1,298	50,066	585
Total impaired loans	$537,540	621,450	39,165	666,840	11,711	559,676	3,731

Impaired Loans (including accruing TDRs)
	December 31, 2013			Year Ended December 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$14,218	15,820	—	18,046	—
1-4 family properties	9,679	29,741	—	23,879	—
Land acquisition	30,595	78,470	—	41,007	—
Total commercial real estate	54,492	124,031	—	82,932	—
Commercial, financial and agricultural	13,490	22,312	—	15,355	—
Owner-occupied	24,839	32,626	—	22,472	—
Total commercial and industrial	38,329	54,938	—	37,827	—
Home equity lines	—	—	—	33	—
Consumer mortgages	1,180	2,840	—	1,487	—
Credit cards	—	—	—	—	—
Other retail	—	—	—	4	—
Total retail	1,180	2,840	—	1,524	—
Total impaired loans with no related allowance recorded	$94,001	181,809	—	122,283	—
With allowance recorded
Investment properties	$186,058	193,765	8,863	227,073	5,062
1-4 family properties	115,151	117,498	11,135	115,629	3,464
Land acquisition	183,029	202,048	26,789	191,807	2,931
Total commercial real estate	484,238	513,311	46,787	534,509	11,457
Commercial, financial and agricultural	115,532	120,290	15,559	128,680	3,630
Owner-occupied	89,001	94,869	4,459	107,949	3,656
Total commercial and industrial	204,533	215,159	20,018	236,629	7,286
Home equity lines	2,750	2,750	116	4,668	176
Consumer mortgages	44,019	44,019	967	48,674	1,910
Credit cards	—	—	—	—	—
Other retail	7,013	7,013	109	5,555	285
Total retail	53,782	53,782	1,192	58,897	2,371
Total impaired loans with allowance recorded	$742,553	782,252	67,997	830,035	21,114
Total impaired loans
Investment properties	$200,276	209,585	8,863	245,119	5,062
1-4 family properties	124,830	147,239	11,135	139,508	3,464
Land acquisition	213,624	280,518	26,789	232,814	2,931
Total commercial real estate	538,730	637,342	46,787	617,441	11,457
Commercial, financial and agricultural	129,022	142,602	15,559	144,035	3,630
Owner-occupied	113,840	127,495	4,459	130,421	3,656
Total commercial and industrial	242,862	270,097	20,018	274,456	7,286
Home equity lines	2,750	2,750	116	4,701	176
Consumer mortgages	45,199	46,859	967	50,161	1,910
Credit cards	—	—	—	—	—
Other retail	7,013	7,013	109	5,559	285
Total retail	54,962	56,622	1,192	60,421	2,371
Total impaired loans	$836,554	964,061	67,997	952,318	21,114

The average recorded investment in impaired loans was $666.8 million and $559.7 million for the nine and three months ended September 30, 2014, respectively. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the nine and three months ended September 30, 2014 and 2013. Interest income recognized for accruing TDRs was $11.7 million and $3.7 million, respectively, for the nine and three months ended September 30, 2014 and $16.1 million and $5.2 million, respectively, for the nine and three months ended September 30, 2013 . At September 30, 2014 and December 31, 2013, all impaired loans other than $408.7 million and $574.2 million, respectively, of accruing TDRs, were on non-accrual status.
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

The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the nine and three months ended September 30, 2014 and 2013 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Nine Months Ended September 30, 2014
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	14	$—	8,423	5,598	14,021
1-4 family properties	36	—	2,390	3,859	6,249
Land acquisition	15	2,338	4,721	2,688	9,747
Total commercial real estate	65	2,338	15,534	12,145	30,017
Commercial, financial and agricultural	68	60	7,639	16,977	24,676
Owner-occupied	14	—	22,178	14,392	36,570
Total commercial and industrial	82	60	29,818	31,369	61,247
Home equity lines	11	—	1,163	451	1,614
Consumer mortgages	13	—	2,296	315	2,611
Credit cards	—	—	—	—	—
Other retail	17	—	543	385	928
Total retail	41	—	4,002	1,151	5,153
Total TDRs	188	$2,398	49,354	44,665	96,417	(1)

	Three Months Ended September 30, 2014
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	4	$—	875	3,899	4,774
1-4 family properties	7	—	879	203	1,082
Land acquisition	3	2,338	204	646	3,188
Total commercial real estate	14	2,338	1,958	4,748	9,044
Commercial, financial and agricultural	28	60	3,098	5,280	8,438
Owner-occupied	2	—	2,703	130	2,833
Total commercial and industrial	30	60	5,802	5,410	11,272
Home equity lines	5	—	435	—	435
Consumer mortgages	5	—	543	212	755
Credit cards	—	—	—		—
Other retail	7	—	101	150	251
Total retail	17	—	1,079	362	1,441
Total TDRs	61	$2,398	8,839	10,520	21,757	(2)

(1) Net charge-offs of $163 thousand were recorded during the nine months ended September 30, 2014 upon restructuring of these loans.
(2) Net charge-offs of $163 thousand were recorded during the three months ended September 30, 2014 upon restructuring of these loans.

TDRs by Concession Type
	Nine Months Ended September 30, 2013
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	44	—	121,263	4,372	125,635
1-4 family properties	99	424	28,863	8,629	37,916
Land acquisition	26	74	113,627	9,763	123,464
Total commercial real estate	169	498	263,753	22,764	287,015
Commercial, financial and agricultural	85	183	21,600	12,675	34,458
Owner-occupied	51	—	21,571	22,935	44,506
Total commercial and industrial	136	183	43,171	35,610	78,964
Home equity lines	1	—	—	80	80
Consumer mortgages	123	—	10,230	4,004	14,234
Credit cards	—	—	—	—	—
Other retail	56	—	879	1,424	2,303
Total retail	180	—	11,109	5,508	16,617
Total TDRs	485	681	318,033	63,882	382,596	(1)

	Three Months Ended September 30, 2013
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	13	—	74,111	—	74,111
1-4 family properties	41	—	4,832	2,133	6,965
Land acquisition	10	—	108,295	2,532	110,827
Total commercial real estate	64	—	187,238	4,665	191,903
Commercial, financial and agricultural	16	—	3,152	2,737	5,889
Owner-occupied	12	—	5,575	7,940	13,515
Total commercial and industrial	28	—	8,727	10,677	19,404
Home equity lines	—	—	—	—	—
Consumer mortgages	39	—	3,106	966	4,072
Credit cards	—	—	—	—	—
Other retail	18	—	419	396	815
Total retail	57	—	3,525	1,362	4,887
Total TDRs	149	—	199,490	16,704	216,194	(2)

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

Troubled Debt Restructurings Entered Into That Subsequently Defaulted* During
	Nine Months Ended September 30, 2014		Three Months Ended September 30, 2014
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Investment properties	1	$186	—	$—
1-4 family properties	3	1,018	—	—
Land acquisition	1	428	—	—
Total commercial real estate	5	1,632	—	—
Commercial, financial and agricultural	4	1,559	2	181
Owner-occupied	—	—	—	—
Total commercial and industrial	4	1,559	2	181
Home equity lines	—	—	—	—
Consumer mortgages	3	206	2	136
Credit cards	—	—	—	—
Other retail	—	—	—	—
Total retail	3	206	2	136
Total TDRs	12	$3,397	4	$317

* Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments.

Troubled Debt Restructurings Entered Into That Subsequently Defaulted* During
	Nine Months Ended September 30, 2013		Three Months Ended September 30, 2013
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Investment properties	2	$4,519	—	$—
1-4 family properties	9	12,374	1	1,620
Land acquisition	1	126	—	—
Total commercial real estate	12	17,019	1	1,620
Commercial, financial and agricultural	3	409	—	—
Owner-occupied	2	924	—	—
Total commercial and industrial	5	1,333	—	—
Home equity lines	1	98	1	98
Consumer mortgages	15	1,195	2	217
Credit cards	—	—	—	—
Other retail	1	195	—	—
Total retail	17	1,488	3	315
Total TDRs	34	$19,840	4	$1,935

* Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments.
If, at the time a loan was designated as a TDR, the loan was not already impaired, the measurement of impairment that resulted from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At September 30, 2014, the allowance for loan losses allocated to accruing TDRs totaling $408.7 million was $22.7 million compared to accruing TDRs of $556.4 million with an allocated allowance for loan losses of $27.7 million at December 31, 2013. Non-accrual, non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs, are individually measured for the amount of impairment, if any, both before and after the TDR designation.

Note 8 - Other Real Estate
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
The carrying value of ORE was $81.6 million and $112.6 million at September 30, 2014 and December 31, 2013, respectively. During the nine months ended September 30, 2014 and 2013, $35.5 million and $76.2 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value less costs to sell. During the nine months ended September 30, 2014 and 2013, Synovus recognized foreclosed real estate expense, net, of $18.8 million and $28.8 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $16.7 million and $22.7 million for the nine months ended September 30, 2014 and 2013, respectively.
Note 9 - Other Comprehensive Income (Loss)
The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component, and is shown for the nine and three months ended September 30, 2014 and 2013.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance as of December 31, 2013	$(13,099)	(28,936)	777	(41,258)
Other comprehensive income before reclassifications	—	16,888	243	17,131
Amounts reclassified from accumulated other comprehensive income (loss)	206	(818)	(88)	(700)
Net current period other comprehensive income (loss)	206	16,070	155	16,431
Balance as of September 30, 2014	$(12,893)	(12,866)	932	(24,827)

Balance as of July 1, 2014	$(12,962)	(1,686)	932	(13,716)
Other comprehensive income before reclassifications	—	(11,180)	—	(11,180)
Amounts reclassified from accumulated other comprehensive income (loss)	69	—	—	69
Net current period other comprehensive income (loss)	69	(11,180)	—	(11,111)
Balance as of September 30, 2014	$(12,893)	(12,866)	932	(24,827)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance as of December 31, 2012	$(13,373)	17,111	363	4,101
Other comprehensive income (loss) before reclassifications	—	(32,698)	519	(32,179)
Amounts reclassified from accumulated other comprehensive income (loss)	205	(1,581)	(60)	(1,436)
Net current period other comprehensive income (loss)	205	(34,279)	459	(33,615)
Balance as of September 30, 2013	$(13,168)	(17,168)	822	(29,514)

Balance as of July 1, 2013	$(13,237)	(20,689)	866	(33,060)
Other comprehensive income (loss) before reclassifications	—	4,212	—	4,212
Amounts reclassified from accumulated other comprehensive income (loss)	69	(691)	(44)	(666)
Net current period other comprehensive income (loss)	69	3,521	(44)	3,546
Balance as of September 30, 2013	$(13,168)	(17,168)	822	(29,514)

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). Thus, during the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative financial instruments, equity securities, and debt securities as a single portfolio. As of September 30, 2014, the ending balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to the previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

The following table illustrates activity within the reclassifications out of accumulated other comprehensive income (loss), for the nine and three months ended September 30, 2014 and 2013.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(336)	Interest expense
	130	Income tax (expense) benefit
	$(206)	Reclassifications, net of income taxes
Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$1,331	Investment securities gains, net
	(513)	Income tax (expense) benefit
	$818	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$144	Salaries and other personnel expense
	(56)	Income tax (expense) benefit
	$88	Reclassifications, net of income taxes

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended September 30, 2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(112)	Interest expense
	43	Income tax (expense) benefit
	$(69)	Reclassifications, net of income taxes

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(336)	Interest expense
	131	Income tax (expense) benefit
	$(205)	Reclassifications, net of income taxes
Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$2,571	Investment securities gains, net
	(990)	Income tax (expense) benefit
	$1,581	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$98	Salaries and other personnel expense
	(38)	Income tax (expense) benefit
	$60	Reclassifications, net of income taxes

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended September 30, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(112)	Interest expense
	43	Income tax (expense) benefit
	$(69)	Reclassifications, net of income taxes
Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$1,124	Investment securities gains, net
	(433)	Income tax (expense) benefit
	$691	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$72	Salaries and other personnel expense
	(28)	Income tax (expense) benefit
	$44	Reclassifications, net of income taxes

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments.

	September 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	3,502	—	3,502
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	3,677	—	3,677
State and municipal securities	—	—	—	—
All other mortgage-backed securities	—	4,174	—	4,174
Other investments	97	1,255	—	1,352
Total trading securities	$97	12,608	—	12,705
Mortgage loans held for sale	—	72,333	—	72,333
Investment securities available for sale:
U.S. Treasury securities	42,668	—	—	42,668
U.S. Government agency securities	—	27,469	—	27,469
Securities issued by U.S. Government sponsored enterprises	—	82,327	—	82,327
Mortgage-backed securities issued by U.S. Government agencies	—	177,395	—	177,395
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,316,608	—	2,316,608
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	373,459	—	373,459
State and municipal securities	—	5,301	—	5,301
Equity securities	6,357	—	—	6,357
Other investments(1)	2,006	14,882	1,785	18,673
Total investment securities available for sale	$51,031	2,997,441	1,785	3,050,257
Private equity investments	—	1,094	27,232	28,326
Mutual funds held in Rabbi Trusts	10,817	—	—	10,817
Derivative assets:
Interest rate contracts	—	30,184	—	30,184
Mortgage derivatives(2)	—	1,138	—	1,138
Total derivative assets	$—	31,322	—	31,322
Liabilities
Trading account liabilities	—	6,264	—	6,264
Salary stock units	728	—	—	728
Derivative liabilities:
Interest rate contracts	—	30,689	—	30,689
Mortgage derivatives(2)	—	320	—	320
Visa derivative	—	—	4,021	4,021
Total derivative liabilities	$—	31,009	4,021	35,030

	December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	2,465	—	2,465
State and municipal securities	—	429	—	429
All other mortgage-backed securities	—	968	—	968
Other investments	—	2,251	—	2,251
Total trading securities	$—	6,113	—	6,113
Mortgage loans held for sale	—	45,384	—	45,384
Investment securities available for sale:
U.S. Treasury securities	17,791	—	—	17,791
U.S. Government agency securities	—	34,641	—	34,641
Securities issued by U.S. Government sponsored enterprises	—	113,745	—	113,745
Mortgage-backed securities issued by U.S. Government agencies	—	195,117	—	195,117
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,421,360	—	2,421,360
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	398,540	—	398,540
State and municipal securities	—	6,889	—	6,889
Equity securities	6,956	—	628	7,584
Other investments(1)	1,969	—	1,722	3,691
Total investment securities available for sale	$26,716	3,170,292	2,350	3,199,358
Private equity investments	—	1,615	27,745	29,360
Mutual funds held in Rabbi Trusts	11,246	—	—	11,246
Derivative assets:
Interest rate contracts	—	38,482	—	38,482
Mortgage derivatives(2)	—	1,522	—	1,522
Total derivative assets	$—	40,004	—	40,004
Liabilities
Trading account liabilities	—	1,763	—	1,763
Salary stock units	1,764	—	—	1,764
Derivative liabilities:
Interest rate contracts	—	39,436	—	39,436
Visa derivative	—	—	2,706	2,706
Total derivative liabilities	$—	39,436	2,706	42,142

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

Changes in Fair Value Included in Net Income
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Mortgage loans held for sale	$969	(3,838)	(813)	4,092

Mortgage Loans Held for Sale
(in thousands)	As of September 30, 2014	As of December 31, 2013
Fair value	$72,333	45,384
Unpaid principal balance	70,924	44,943
Fair value less aggregate unpaid principal balance	$1,409	441

Changes in Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the nine and three months ended September 30, 2014 and 2013 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During the first nine months of 2014 and 2013, Synovus did not have any material transfers between levels in the fair value hierarchy.

	Nine Months Ended September 30,
	2014			2013
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Contracts, Net	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Contracts, Net
Beginning balance, January 1,	$2,350	27,745	(2,706)	$3,178	30,708	(2,956)
Total gains (losses) realized/unrealized:
Included in earnings*	(88)	(513)	(2,731)	—	(856)	(801)
Unrealized gains (losses) included in other comprehensive income	63	—	—	401	—	—
Purchases	—		—	—	—	—
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(540)	—	1,416	—	—	1,252
Amortization of discount/premium	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance, September 30,	$1,785	27,232	(4,021)	3,579	29,852	(2,505)
Total net gains (losses) for the nine months included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30,	$(88)	(513)	(2,731)	—	(856)	(801)

* Included in earnings as a component of non-interest income (expense).

	Three Months Ended September 30,
	2014			2013
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Contracts, Net	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Contracts, Net
Beginning balance, July 1,	$1,866	27,376	(2,438)	3,454	29,568	(2,977)
Total gains (losses) realized/unrealized:
Included in earnings*	—	(144)	(1,979)	—	284	—
Unrealized gains (losses) included in other comprehensive income	(81)	—	—	125	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	396	—	—	472
Amortization of discount/premium	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance, September 30,	$1,785	27,232	(4,021)	3,579	29,852	(2,505)
Total net gains (losses) for the three months included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30,	$—	(144)	(1,979)	—	284	—

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

	September 30, 2014				December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Impaired loans*	$—	—	37,790	37,790	—	—	170,693	170,693
Other loans held for sale	—	—	338	338	—	—	9,670	9,670
Other real estate	—	—	25,928	25,928	—	—	50,070	50,070
Other assets held for sale	$—	—	7,744	7,744	—	—	4,945	4,945

The following table presents fair value adjustments recognized for the nine and three months ended September 30, 2014 and 2013 for the assets measured at fair value on a non-recurring basis.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Impaired loans*	$20,661	27,624	$9,380	4,630
Other loans held for sale	285	2,844	285	2,833
Other real estate	7,343	5,919	4,114	1,406
Other assets held for sale	$7,608	246	$100	76

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

September 30, 2014
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale:
Other Investments:

Trust preferred securities	1,785	Discounted cash flow analysis	Credit spread embedded in discount rate	450-550 bps (500 bps)

Private equity investments	27,232	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies
				N/A

Visa derivative liability	4,021	Internal valuation
Multiple factors, including but not limited to, management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract.
				N/A

September 30, 2014
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$37,790	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0% - 100% (48%) 0% - 10% (7%)

Other loans held for sale	338	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0% - 23% (23%) 0% - 10% (7%)

Other real estate	25,928	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0% - 38% (16%) 0% - 10% (7%)

Other assets held for sale	7,744	Third party appraised value of collateral less estimated selling costs or BOV	Discount to appraised value (2) Estimated selling costs	0%-100% (69%) 0%-10% (10%)

(1) The range represents management's best estimate of the high and low of the value that would be assigned to a particular input. For assets measured at fair value on a non-recurring basis, the weighted average is the measure of central tendencies; it is not the value that management is using for the asset or liability.
(2) Synovus also makes adjustments to the values of the assets listed above for various reasons, including age of the appraisal, information known by management about the property, such as occupancy rates, changes to the physical conditions of the property, and other factors.

December 31, 2013
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale:
Equity securities	$628	Individual analysis of each investment	Multiple data points, including, but not limited to evaluation of past and projected business performance	N/A(3)

Other Investments:

Trust preferred securities	1,722	Discounted cash flow analysis	Credit spread embedded in discount rate	400-480 bps (441 bps)

Private equity investments	27,745	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed company transactions related to the investee companies
				N/A

Visa derivative liability	2,706	Internal valuation
Multiple factors, including but not limited to, management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract.
				N/A

December 31, 2013
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$170,693	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0%-65% (25%) 0%-10% (7%)

Other loans held for sale	9,670	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0%-12% (4%) 0%-10% (7%)

Other real estate	50,070	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0%-7% (2%) 0%-10% (7%)

Other assets held for sale	4,945	Third party appraised value of collateral less estimated selling costs or BOV	Discount to appraised value (2) Estimated selling costs	5%-36% (20%) 0%-10% (7%)

(1) The range represents management's best estimate of the high and low of the value that would be assigned to a particular input. For assets measured at fair value on a non-recurring basis, the weighted average is the measure of central tendencies; it is not the value that management is using for the asset or liability.
(2) Synovus also makes adjustments to the values of the assets listed above for various reasons, including age of the appraisal, information known by management about the property, such as occupancy rates, changes to the physical conditions of the property, and other factors.
(3) The range has not been disclosed due to the wide range of possible values given the methodology used.

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
Visa Derivative Liability
The fair value of the Visa derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract. Significant increases (decreases) in any of these inputs in isolation could result in a significantly higher (lower) valuation of the Visa derivative liability.
Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at September 30, 2014 and December 31, 2013. The fair value represents management’s best estimates based on a range of methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans, interest bearing deposits (including brokered deposits), and long-term debt, the amounts disclosed in the notes should not be considered an estimate of the amount that would be realized if all such financial instruments were to be settled immediately. See Note 16 "Fair Value Accounting" to the consolidated financial statements of Synovus' 2013 Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis and financial instruments that are not recorded at fair value on the balance sheet.

The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
(in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$386,402	386,402	386,402	—	—
Interest bearing funds with Federal Reserve Bank	750,446	750,446	750,446	—	—
Interest earning deposits with banks	13,612	13,612	13,612	—	—
Federal funds sold and securities purchased under resale agreements	70,918	70,918	70,918	—	—
Trading account assets	12,705	12,705	97	12,608	—
Mortgage loans held for sale	72,333	72,333	—	72,333	—
Other loans held for sale	338	338	—	—	338
Investment securities available for sale	3,050,257	3,050,257	51,031	2,997,441	1,785
Private equity investments	28,326	28,326	—	1,094	27,232
Mutual funds held in Rabbi Trusts	10,817	10,817	10,817	—	—
Loans, net of deferred fees and costs	20,588,566	20,334,382	—	—	20,334,382
Derivative assets	31,322	31,322	—	31,322	—
Financial liabilities
Trading account liabilities	6,264	6,264	—	6,264	—
Non-interest bearing deposits	5,813,809	5,813,809	—	5,813,809	—
Interest bearing deposits	15,175,972	15,177,126	—	15,177,126	—
Federal funds purchased and securities sold under repurchase agreements	107,160	107,160	107,160	—	—
Salary stock units	728	728	728	—	—
Long-term debt	2,130,934	2,185,455	—	2,185,455	—
Derivative liabilities	$35,030	35,030	—	31,009	4,021

	December 31, 2013
(in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$469,630	469,630	469,630	—	—
Interest bearing funds with Federal Reserve Bank	644,528	644,528	644,528	—	—
Interest earning deposits with banks	24,325	24,325	24,325	—	—
Federal funds sold and securities purchased under resale agreements	80,975	80,975	80,975	—	—
Trading account assets	6,113	6,113	—	6,113	—
Mortgage loans held for sale	45,384	45,384	—	45,384	—
Other loans held for sale	10,685	10,685	—	—	10,685
Investment securities available for sale	3,199,358	3,199,358	26,716	3,170,292	2,350
Private equity investments	29,360	29,360	—	1,615	27,745
Mutual funds held in Rabbi Trusts	11,246	11,246	11,246	—	—
Loans, net of deferred fees and costs	20,057,798	19,763,708	—	—	19,763,708
Derivative assets	40,004	40,004	—	40,004	—
Financial liabilities
Trading account liabilities	1,763	1,763	—	1,763	—
Non-interest bearing deposits	5,642,751	5,642,751	—	5,642,751	—
Interest bearing deposits	15,234,039	15,244,020	—	15,244,020	—
Federal funds purchased and securities sold under repurchase agreements	148,132	148,132	148,132	—	—
Salary stock units	1,764	1,764	1,764	—	—
Long-term debt	2,033,141	2,095,720	—	2,095,720	—
Derivative liabilities	$42,142	42,142	—	39,436	2,706

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
Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of September 30, 2014 and December 31, 2013, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.
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

Cash Flow Hedges
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of September 30, 2014, there were no cash flow hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus expects to reclassify from accumulated other comprehensive income (loss) $447 thousand of interest expense during the next twelve months as amortization of deferred losses are recorded.
Synovus did not terminate any cash flow hedges during 2014 or 2013. The remaining unamortized deferred net loss balance of all previously terminated cash flow hedges at September 30, 2014 and December 31, 2013 was $(1.2) million and $(1.6) million, respectively.
Fair Value Hedges
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair value of various fixed rate liabilities due to changes in the benchmark interest rate, LIBOR. Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of September 30, 2014, there were no fair value hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus did not terminate any fair value hedges during 2014 or 2013. The remaining unamortized deferred net gain balance on all previously terminated fair value hedges at September 30, 2014 and December 31, 2013 was $8.4 million and $10.7 million, respectively. Synovus expects to reclassify from hedge-related basis adjustment, a component of long-term debt, $3.1 million of the deferred gain balance on previously terminated fair value hedges as a reduction to interest expense during the next twelve months as amortization of deferred gains is recorded.
Customer Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' consolidated balance sheet. Fair value changes are recorded in non-interest income in Synovus' consolidated statements of income. As of September 30, 2014, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.08 billion, a decrease of $107.8 million compared to December 31, 2013.
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative contract was $4.0 million and $2.7 million at September 30, 2014 and December 31, 2013, respectively. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract.
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

At September 30, 2014 and December 31, 2013, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers, in the amount of $78.0 million and $65.0 million, respectively. The fair value of these commitments resulted in a gain of $531 thousand and a loss of $682 thousand for the nine months ended September 30, 2014 and 2013, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At September 30, 2014 and December 31, 2013, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $105.5 million and $92.0 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans resulted in a loss of $(1.2) million for the nine months ended September 30, 2014 and 2013, which was recorded as a component of mortgage banking income in the consolidated statements of income.
Collateral Contingencies
Certain derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. As Synovus’ current rating is below investment grade, Synovus is required to post collateral, as required by each agreement, against these positions. Additionally, as of June 10, 2013, the CCC became mandatory for certain trades as required under the Dodd-Frank Act. These derivative transactions also carry collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As trades are migrated to the CCC, dealer counterparty exposure will be reduced, and higher notional amounts of Synovus' derivative instruments will be housed at the CCC, a highly regulated and well-capitalized entity. As of September 30, 2014, collateral totaling $68.1 million consisting of Federal funds sold was pledged to the derivative counterparties, including $3.8 million with the CCC, to comply with collateral requirements.
The impact of derivative instruments on the consolidated balance sheets at September 30, 2014 and December 31, 2013 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
(in thousands)	Location on Consolidated Balance Sheet	September 30, 2014	December 31, 2013	Location on Consolidated Balance Sheet	September 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$30,184	38,482	Other liabilities	$30,689	39,436
Mortgage derivatives	Other assets	1,138	1,522	Other liabilities	320	—
Visa derivative		—	—	Other liabilities	4,021	2,706
Total derivatives not designated as hedging instruments		$31,322	40,004		$35,030	42,142

The pre-tax effect of fair value hedges on the consolidated statements of income for the nine and three months ended September 30, 2014 and 2013 is presented below.

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
(in thousands)		Nine Months Ended September 30,
Derivatives not designated as hedging instruments		2014	2013
Interest rate contracts(1)	Other non-interest income	449	63
Mortgage derivatives(2)	Mortgage banking income	(704)	(1,865)
Total		$(255)	(1,802)

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
(in thousands)		Three Months Ended September 30,
Derivatives not designated as hedging instruments		2014	2013
Interest rate contracts(1)	Other non-interest income	65	221
Mortgage derivatives(2)	Mortgage banking income	51	(6,806)
Total		$116	(6,585)

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third party investors.
During the nine months ended September 30, 2014 and 2013, Synovus also reclassified $2.3 million and $2.5 million, respectively, from hedge-related basis adjustment, a component of long-term debt, as a reduction to interest expense. These deferred gains relate to hedging relationships that have been previously terminated and are reclassified into earnings over the remaining life of the hedged items.
Note 12 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the nine and three months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Basic Net Income Per Common Share:
Net income available to common shareholders	$134,399	82,704	44,229	37,188
Weighted average common shares outstanding	138,989	123,652	139,043	136,671
Basic net income per common share	$0.97	0.67	0.32	0.27

Diluted Net Income Per Common Share:
Net income available to common shareholders	$134,399	82,704	44,229	37,188
Weighted average common shares outstanding	138,989	123,652	139,043	136,671
Potentially dilutive shares from assumed exercise of securities or other contracts to purchase Common Stock	611	8,823	683	426
Weighted average diluted common shares	139,600	132,476	139,726	137,097
Diluted net income per common share	$0.96	0.62	0.32	0.27

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

During 2010, 13,800,000 units of tMEDS were issued through a public offering. On May 15, 2013, each remaining tMED automatically settled, and Synovus issued 17.6 million shares of Common Stock. As a result, these shares are no longer potentially dilutive shares from assumed exercise of these contracts to purchase Common Stock.
As of September 30, 2014 and 2013, there were 3.2 million and 3.6 million, respectively, potentially dilutive shares related to Common Stock options and Warrants to purchase shares of Common Stock that were outstanding during 2014 and 2013, but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.
Note 13 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At September 30, 2014, Synovus had a total of 7,550,907 shares of its authorized but unissued Common Stock reserved for future grants under the 2013 Omnibus Plan. The 2013 Omnibus Plan authorizes 8,571,429 common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units) count as 2 share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. The Plan permits grants of share-based compensation including stock options, non-vested shares, and restricted share units. The grants generally include vesting periods ranging from two to five years and contractual terms of 10 years. Stock options are granted at exercise prices which equal the fair value of a share of common stock on the grant-date. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
Share-based Compensation Expense
Share-based compensation costs associated with employee grants are recorded as a component of salaries and other personnel expense in the consolidated statements of income. Share-based compensation costs associated with grants made to non-employee directors of Synovus are recorded as a component of other operating expenses. Share-based compensation expense for service-based awards is recognized net of estimated forfeitures for plan participants on a straight-line basis over the vesting period. Total share-based compensation expense was $7.5 million and $2.8 million for the nine and three months ended September 30, 2014 respectively, and $5.8 million and $2.3 million for the nine and three months ended September 30, 2013, respectively.
Stock Options
No stock option grants were made during the nine months ended September 30, 2014. At September 30, 2014, there were 2,615,051 options to purchase shares of Common Stock outstanding with a weighted average exercise price of $44.48.
Restricted Share Units, Performance Share Units, and Market Restricted Share Units
During the nine months ended September 30, 2014, Synovus awarded 407,374 restricted share units that have a service-based vesting period of three years and awarded 67,157 performance share units that vest upon service conditions and performance conditions. Synovus also granted 90,117 market restricted share units during the nine months ended September 30, 2014. The weighted average grant-date fair value of the awarded restricted share units, performance share units and market restricted share units was $23.76 per share. At September 30, 2014, including dividend equivalents granted, there were 1,084,659 restricted share units, performance share units and market restricted share units outstanding with a weighted average grant-date fair value of $20.59.
During the nine months ended September 30, 2014, Synovus also granted 30,786 salary stock units to senior management, which vested and were expensed immediately upon grant. Compensation expense is initially determined based on the number of salary stock units granted and the market price of Common Stock at the grant date. Subsequent to the grant date, compensation expense is recorded for changes in Common Stock market price. The total fair value of salary stock units granted during the nine months ended September 30, 2014 was $728 thousand. The salary stock units granted during 2014 are classified as liabilities and will be settled in cash on January 15, 2015.
Note 14 - Income Taxes
The valuation allowance for deferred tax assets was $15.2 million and $14.6 million at September 30, 2014 and December 31, 2013, respectively.  The $621 thousand increase in the valuation allowance from December 31, 2013 to September 30, 2014 is related to certain state income tax credits that are expected to expire before they can be utilized.  Management assesses the need for a valuation allowance for deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.  Based on the assessment of all of the positive and negative evidence at September 30, 2014, management has concluded that it is more likely than not that $656.2 million of the net deferred tax asset will be realized based upon future taxable income.
Synovus expects to realize substantially all of the $656.2 million in net deferred tax assets well in advance of the statutory carryforward period. At September 30, 2014, $186.1 million of existing deferred tax assets are not related to net operating losses or credits and, therefore, have no expiration dates. Approximately $378.9 million of the remaining deferred tax assets relate to federal net operating losses which expire in years beginning in 2028 through 2032. Additionally, $54.0 million of the deferred tax assets relate to state NOLs which will expire in installments annually through the tax year 2034. Tax credit carryforwards at September 30, 2014 include federal alternative minimum tax credits totaling $25.3 million, which have an unlimited carryforward period. Other federal and state tax credits at September 30, 2014 total $27.1 million and have expiration dates through the tax year 2034.
The valuation allowance could fluctuate in future periods based on management's assessment of the positive and negative evidence. Management's conclusion at September 30, 2014 that it is more likely than not that the net deferred tax assets of $656.2 million will be realized is based upon management's estimate of future taxable income. Management's estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on Synovus' financial condition or results of operations.
Synovus is subject to income taxation in the United States and various state jurisdictions.  Synovus' federal income tax return is filed on a consolidated basis, while state income tax returns are filed on both a consolidated and separate entity basis. Currently, no years for which Synovus filed a Federal income tax return are under examination by the IRS. A state tax examination by the Tennessee Department of Revenue is currently in progress. Synovus is no longer subject to income tax examinations by the IRS for years before 2010, and excluding certain limited exceptions, Synovus is no longer subject to income tax examinations by state and local income tax authorities for years before 2009. Although Synovus is unable to determine the ultimate outcome of current and future examinations, Synovus believes that the liability recorded for uncertain tax positions is adequate.
Note 15 - Legal Proceedings
Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. Synovus, like many other financial institutions, has been the target of numerous legal actions and other proceedings asserting claims for damages and related relief for losses resulting from the recent financial crisis. These actions include claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including several purported putative class action matters. In addition to actual damages if Synovus does not prevail in any asserted legal action, credit-related litigation could result in additional write-downs or charge-offs of assets, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off occurred.
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of September 30, 2014 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
In addition, where Synovus determines that there is a reasonable possibility of a loss in respect of legal matters, including those legal matters described below, Synovus considers whether it is able to estimate the total reasonably possible loss or range of loss. An event is reasonably possible if the chance of the future event or events occurring is more than remote but less than likely. An event is remote if the chance of the future event occurring is slight. In many situations, Synovus may be unable to estimate reasonably possible losses due to the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. For those legal matters where Synovus is able to estimate a range of reasonably possible losses, management currently estimates the aggregate range from our outstanding litigation, including, without limitation, the matters described below, is from zero to $15 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be higher. As there are further developments in these legal matters, Synovus will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations for any particular period.
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
Securities Class Action
On July 7, 2009, the City of Pompano Beach General Employees' Retirement System filed suit against Synovus, and certain of Synovus' current and former officers, in the United States District Court, Northern District of Georgia (Civil Action File No. 1:09-CV-1811) (the “Securities Class Action”); and on June 11, 2010, Lead Plaintiffs, the Labourers' Pension Fund of Central and Eastern Canada and the Sheet Metal Workers' National Pension Fund, filed an amended complaint alleging that Synovus and the named individual defendants misrepresented or failed to disclose material facts that artificially inflated Synovus' stock price in violation of the federal securities laws. Lead Plaintiffs' allegations are based on purported exposure to Synovus' lending relationship with the Sea Island Company and the impact of such alleged exposure on Synovus' financial condition. Lead Plaintiffs in the Securities Class Action seek damages in an unspecified amount. On October 4, 2013, the Lead Plaintiffs and the Defendants reached a settlement-in-principle to settle the Securities Class Action. Under the settlement in principle, the Defendants shall cause to be paid $11.8 million to the Lead Plaintiffs (the “Securities Class Action Settlement Payment”) in exchange for broad releases, dismissal with prejudice of the Securities Class Action and other material and customary terms and conditions. On March 17, 2014, the Lead Plaintiffs filed a motion with the District Court for preliminary approval of the Securities Class Action Settlement Payment. The District Court granted preliminary approval of the Securities Class Action Settlement Payment on June 4, 2014. The hearing date for the final approval was originally scheduled for October 7, 2014, but has been postponed to November 18, 2014. Synovus expects that, subject to execution of an appropriate release of the Defendants’ insurance carriers and other customary acknowledgments by the Defendants, the Securities Class Action Settlement Payment will be fully covered by insurance. There can be no assurance that the settlement-in-principle will be finally approved by the District Court. In the event the settlement-in-principle of the Securities Class Action is not approved by the District Court and finally settled, Synovus and the individually named defendants collectively intend to vigorously defend themselves against the Securities Class Action.
Overdraft Litigation
Posting Order Litigation
On September 21, 2010, Synovus, Synovus Bank and CB&T were named as defendants in a putative multi-state class action relating to the manner in which Synovus Bank charges overdraft fees to customers (Posting Order Litigation). The case, Childs et al. v. Columbus Bank and Trust et al., was filed in the Northern District of Georgia, Atlanta Division, and asserts claims for breach of contract and breach of the covenant of good faith and fair dealing, unconscionability, conversion and unjust enrichment for alleged injuries suffered by plaintiffs as a result of Synovus Bank's assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards allegedly resulting from the sequence used to post payments to the plaintiffs' accounts. On October 25, 2010, the Childs case was transferred to a multi-district proceeding in the Southern District of Florida. In Re: Checking Account Overdraft Litigation, MDL No. 2036.
On August 23, 2014, Synovus reached a settlement in principle with plaintiffs' counsel to settle the Posting Order Litigation. Under the settlement in principle, Synovus shall cause to be paid $3.75 million plus payment of $150,000 in settlement expenses (the "Posting Order Settlement Payment") in exchange for broad releases, dismissal with prejudice of the Posting Order Litigation and other material and customary terms and conditions. There can be no assurance that the settlement in principle will be approved by the District Court. In the event the settlement in principle of the posting Order Litigation is not approved by the District Court and finally settled, Synovus intends to vigorously defend itself against the Posting Order Litigation.
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

On February 3, 2014, the Gwinnett County State Court (State of Georgia) issued an order preliminarily approving the proposed settlement (the “Griner Settlement”) by and among Synovus Financial Corp. and Synovus Bank (collectively referred to herein as “Synovus”), and the plaintiffs in the Griner Overdraft Litigation. Under the terms of the Griner Settlement, Synovus has agreed to (1) establish a fund to pay eligible class member claims and (2) pay an agreed-upon amount of fees to counsel for the plaintiffs in the Griner Overdraft Litigation. In exchange, each purported class member in the Griner Overdraft Litigation will give Synovus a full and final general release of all claims alleged or that could be alleged in the Griner Overdraft Litigation. The final fairness hearing on the Griner Settlement was held on May 20, 2014, and the Griner Settlement was approved by the Court. Substantially all amounts owed by Synovus pursuant to the Griner Settlement have been paid as of the date of this Report.
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

(18)
the risk that we may be unable to pay dividends on our Common Stock or Series C Preferred Stock or obtain any applicable regulatory approval to take certain capital actions, including any increases in dividends on our Common Stock, any repurchase of Common Stock (including repurchases under the recently announced share repurchase program) or any other issuance or redemption of any other regulatory capital instruments;

(19)
our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions (including repurchases under the recently announced share repurchase program);

(20)	the risk that for our deferred tax assets, we may be required to increase the valuation allowance in future periods, or we may not be able to realize all of the deferred tax assets in the future;

(21)
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

(23)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;

(24)	risks related to the fluctuation in our stock price;

(25)	the effects of any damages to Synovus' reputation resulting from developments related to any of the items identified above; and

(26)
other factors and other information contained in this Report, other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in “Part I-Item 1A. Risk Factors” of Synovus' 2013 Form 10-K.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I-Item 1A. Risk Factors” and other information contained in Synovus' 2013 Form 10-K and our other periodic filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, that we file from time to time with the SEC. All written or oral forward-

looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. You should not place undue reliance on any forward-looking statements since those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking information and statements, whether written or oral, to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.
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
The following financial review summarizes the significant trends affecting Synovus’ results of operations and financial condition for the nine and three months ended September 30, 2014 and 2013. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2013 Form 10-K.
Management's Discussion and Analysis of Financial Condition and Results of Operations consist of:
•    Discussion of Results of Operations - Reviews Synovus' financial performance, as well as selected balance sheet items, items from the statements of income, and certain key ratios that illustrate Synovus' performance.

•    Credit Quality, Capital Resources and Liquidity - Discusses credit quality, market risk, capital resources, and liquidity, as well as performance trends. It also includes a discussion of liquidity policies, how Synovus obtains funding, and related performance.

•    Additional Disclosures - provides comments on additional important matters including other contingencies, critical accounting policies and non-GAAP financial measures used within this Report.

A reading of each section is important to understand fully the nature of our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS
Consolidated Financial Highlights
A summary of Synovus’ financial performance for the nine and three months ended September 30, 2014 and 2013 is set forth in the table below.

	Nine Months Ended September 30,			Three Months Ended September 30,
(dollars in thousands, except per share data)	2014	2013	Change	2014	2013	Change
Net interest income	$611,829	605,861	1.0%	206,263	203,970	1.1%
Provision for loan losses	25,638	55,534	(53.8)	3,843	6,761	(43.2)
Non-interest income	197,555	193,390	2.2	63,985	63,578	0.6
Non-interest expense	560,115	550,799	1.7	193,749	187,328	3.4
Adjusted non-interest expense(1)	503,313	502,618	0.1	166,754	171,038	(2.5)
Income before income taxes	223,631	192,918	15.9	72,656	73,459	(1.1)
Adjusted pre-tax, pre-credit costs income(1)	$298,951	294,062	1.7	103,494	95,386	8.5
Net income	142,077	120,804	17.6	46,788	45,694	2.4
Net income available to common shareholders	134,399	82,704	62.5	44,229	37,188	18.9
Net income per common share, basic	0.97	0.67	44.6	0.32	0.27	16.9
Net income per common share, diluted	0.96	0.62	54.2	0.32	0.27	16.7
Net interest margin	3.39%	3.41	(2) bps	3.37%	3.40	(3) bps
Net charge-off ratio	0.41	0.75	(34) bps	0.24	0.47	(23) bps

	September 30, 2014	June 30, 2014	Sequential Quarter Change	September 30, 2013	Year Over Year Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$20,588,566	20,455,763	132,803	$19,711,610	876,956
Total deposits	20,989,781	20,993,467	(3,686)	20,973,856	15,925
Total average deposits	20,938,587	20,863,706	74,881	20,878,768	59,819
Core deposits(1)	19,422,847	19,544,047	(121,200)	19,698,656	(275,809)
Average core deposits(1)	19,443,967	19,462,539	(18,572)	19,545,475	(101,508)
Core deposits excluding time deposits(1)	$16,182,007	16,377,551	(195,544)	16,128,904	53,103

Non-performing assets ratio	1.57%	1.77	(20) bps	2.96	(139) bps
Past due loans over 90 days	0.02	0.02	—	0.02	—

Tier 1 capital	$2,553,764	2,500,491	53,273	$2,292,758	261,006
Tier 1 common equity(1)	2,417,784	2,364,511	53,273	2,157,358	260,426
Total risk-based capital	3,005,346	2,958,274	47,072	2,835,108	170,238
Tier 1 capital ratio	11.19%	11.01	18 bps	10.55%	64 bps
Tier 1 common equity ratio(1)	10.60	10.42	18 bps	9.93	67 bps
Total risk-based capital ratio	13.17	13.03	14 bps	13.04	13 bps
Total shareholders’ equity to total assets ratio	11.60	11.47	13 bps	11.18	42 bps
Tangible common equity to tangible assets ratio(1)	11.04	10.91	13 bps	10.61	43 bps

(1)	See reconciliation of “Non-GAAP Financial Measures” in this Report.

Results for the Nine and Three Months Ended September 30, 2014
For the nine months ended September 30, 2014, net income available to common shareholders was $134.4 million, or $0.96 per diluted common share, compared to net income available to common shareholders of $82.7 million or $0.62 per diluted common share for the nine months ended September 30, 2013. For the three months ended September 30, 2014, net income available to common shareholders was $44.2 million, or $0.32 per diluted common share, compared to net income available to common shareholders of $37.2 million, or $0.27 per diluted common share, for the same period a year earlier. Net income available to common shareholders for the third quarter of 2014 was $51.3 million or $0.37 per diluted common share, excluding net litigation related expenses, restructuring charges, and Visa indemnification charges totaling $7.0 million after-tax. For the nine months ended September 30, 2014, results included a $5.8 million net gain from the Memphis transaction, a $3.1 million gain on a branch property sale, $17.1 million in restructuring charges, $12.3 million in charges related to litigation settlements, and a benefit of $3.6 million from a net insurance recovery for incurred legal fees related to litigation. Results for the nine months ended September 30, 2013 included $7.3 million in restructuring charges and dividends and accretion of discount on preferred stock of $38.1 million. The third quarter of 2014 included net expense of $11.5 million from net litigation related expenses, restructuring charges, and Visa indemnification charges compared to $687 thousand in restructuring charges for the same period a year earlier.
Results for the nine months ended September 30, 2014 reflect continued broad-based improvement in credit quality as the NPL ratio declined to 1.18% at September 30, 2014 from 1.27% at June 30, 2014 and 2.29% a year ago. Credit costs continued to decline and totaled $50.3 million for the nine months ended September 30, 2014, compared to $95.6 million for the nine months ended September 30, 2013. For the three months ended September 30, 2014, credit costs were $15.7 million compared to $22.4 million for the same period a year ago. Net charge-offs for the three months ended September 30, 2014 totaled $12.3 million or 0.24% of average loans annualized, down $23.1 million from $35.4 million in the second quarter of 2014. The year-to-date net charge-off ratio is 0.41%, compared to 0.75% for the nine months ended September 30, 2013. Total non-performing assets were $324.4 million at September 30, 2014, down $38.8 million or 10.7% from the previous quarter, and down $262.5 million or 44.7% from the third quarter of 2013.
Adjusted pre-tax, pre-credit costs income (which excludes provision for loan losses, other credit costs, restructuring charges, securities gains and losses, gain on the Memphis transaction, litigation settlement expenses, and certain other items) was $299.0 million for the nine months ended September 30, 2014 with $103.5 million reported for the three months ended September 30, 2014 and $98.9 million reported for the three months ended June 30, 2014. The sequential quarter increase of $4.6 million in adjusted pre-tax, pre-credit costs income included a $2.7 million decline in adjusted non-interest expense, a $1.2 million increase in net interest income (loan growth and one more calendar day partially offset by a 4 bp decline in the net interest margin), and a $598 thousand increase in non-interest income. Compared to the nine months ended September 30, 2013, adjusted pre-tax, pre-credit costs income grew $4.9 million primarily from year-over-year loan growth of $877.0 million or 4.4%. See reconciliation of "Non-GAAP Financial Measures" in this Report.
The net interest margin declined four basis points to 3.37% in the third quarter of 2014 from 3.41% in the second quarter of 2014 and compares to 3.40% for the third quarter of 2013. The yield on earning assets was 3.81%, a decline of five basis points from the second quarter of 2014, and the effective cost of funds declined one basis point to 0.44%. Compared to the third quarter of 2013, the yield on earning assets declined eight basis points from 3.89% and the effective cost of funds declined five basis points from 0.49%.
At September 30, 2014, total loans outstanding were $20.59 billion, a sequential quarter increase of $132.8 million, or 2.6% annualized, driven by growth in retail and commercial real estate loans. Year-over-year, total loans grew $877.0 million or 4.4%.
At September 30, 2014, total deposits were $20.99 billion and total average deposits were $20.94 billion, with total average deposits up $75.0 million or 1.4% annualized from the previous quarter. Average core deposits ended the quarter at $19.44 billion, down $18.6 million compared to the second quarter of 2014. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Total shareholders' equity was $3.08 billion at September 30, 2014, up from $2.95 billion at December 31, 2013.
Recent Developments
On October 21, 2014, Synovus announced a common stock repurchase program of up to $250 million and a 43% increase in the quarterly Common Stock dividend. The share repurchase program expires on October 23, 2015. The quarterly Common Stock dividend increase from $0.07 to $0.10 per share will be effective with the quarterly dividend payable in January 2015.

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
Changes in Financial Condition
During the nine months ended September 30, 2014, total assets increased $317.5 million from $26.20 billion at December 31, 2013 to $26.52 billion. The principal component of this increase was growth of $530.8 million in loans net of deferred fees and costs. Additionally, mortgage loans held for sale increased $26.9 million and interest bearing funds with the Federal Reserve Bank increased $105.9 million. These increases were partially offset by a $149.1 million decrease in investment securities available for sale, an $88.5 million decrease in net deferred tax assets, an $83.2 million decrease in cash and cash equivalents, and a $31.0 million decline in other real estate. The increase in funding sources utilized to support asset growth was driven by a $97.8 million increase in long-term debt with increased utilization of FHLB advances and a $113.0 million increase in total deposits with increases in brokered deposits of $472.9 million.
Loans
The following table compares the composition of the loan portfolio at September 30, 2014, December 31, 2013, and September 30, 2013.

(dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2014 vs. December 31, 2013 % Change(1)	September 30, 2013	September 30, 2014 vs. September 30, 2013 % Change
Investment properties	$5,019,046	4,616,485	11.7%	$4,541,245	10.5%
1-4 family properties	1,137,554	1,185,060	(5.4)	1,188,178	(4.3)
Land acquisition	588,779	705,431	(22.1)	729,095	(19.2)
Total commercial real estate	6,745,379	6,506,976	4.9	6,458,518	4.4
Commercial, financial and agricultural	6,003,409	5,895,265	2.5	5,728,357	4.8
Owner-occupied	4,013,666	4,036,186	(0.7)	3,977,068	0.9
Total commercial and industrial	10,017,075	9,931,451	1.2	9,705,425	3.2
Home equity lines	1,685,972	1,587,541	8.3	1,549,582	8.8
Consumer mortgages	1,621,904	1,519,068	9.1	1,482,861	9.4
Credit cards	253,853	256,846	(1.6)	253,805	—
Other retail	293,232	284,778	4.0	286,421	2.4
Total retail	3,854,961	3,648,233	7.6	3,572,669	7.9
Total loans	20,617,415	20,086,660	3.5	19,736,612	4.5
Deferred fees and costs, net	(28,849)	(28,862)	(0.1)	(25,002)	15.4
Total loans, net of deferred fees and costs	$20,588,566	20,057,798	3.5%	$19,711,610	4.4%

(1) Percentage changes are annualized
At September 30, 2014, total loans were $20.59 billion, an increase of $877.0 million or 4.4% compared to September 30, 2013.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at September 30, 2014 were $16.76 billion or 81.3% of the total loan portfolio compared to $16.44 billion, or 81.9%, at December 31, 2013 and $16.16 billion, or 81.9%, at September 30, 2013.
At both September 30, 2014 and December 31, 2013, Synovus had 25 commercial loan relationships with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at September 30, 2014 and December 31, 2013 was approximately $37 million and $41 million, respectively.

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
Total C&I loans at September 30, 2014 were $10.02 billion, or 48.6% of the total loan portfolio compared to $9.93 billion, or 49.5% of the total loan portfolio at December 31, 2013 and $9.71 billion, or 49.2% of the total loan portfolio at September 30, 2013. C&I loans grew $85.6 million or 1.2% annualized from December 31, 2013, driven by increases in commercial, financial, and agricultural loans.

Commercial and Industrial Loans by Industry	September 30, 2014		December 31, 2013
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$1,723,828	17.2%	1,608,071	16.2%
Manufacturing	902,258	9.0%	915,116	9.2%
Retail trade	787,641	7.9%	757,719	7.6%
Real estate other	766,338	7.6%	802,566	8.1%
Wholesale trade	606,977	6.1%	612,045	6.2%
Real estate leasing	574,879	5.7%	586,548	5.9%
Professional, scientific, and technical services	555,333	5.5%	505,668	5.1%
Finance and insurance	527,753	5.3%	580,170	5.8%
Accommodation and food services	447,065	4.5%	429,454	4.3%
Construction	437,434	4.4%	490,839	4.9%
Agriculture, forestry, fishing, and hunting	369,468	3.7%	306,552	3.1%
Transportation and warehousing	239,430	2.4%	215,027	2.2%
Educational services	227,670	2.3%	233,543	2.4%
Mining	169,726	1.7%	203,815	2.1%
Arts, entertainment, and recreation	150,100	1.5%	168,413	1.7%
Other services	875,595	8.7%	915,993	9.2%
Other industries	655,580	6.5%	599,912	6.0%
Total commercial and industrial loans	$10,017,075	100.0%	$9,931,451	100.0%

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
At September 30, 2014, $4.01 billion of total C&I loans, or 19.5% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominately secured by owner-occupied properties and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, and time deposits.
At September 30, 2014, $6.00 billion of total C&I loans, or 29.1% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, and other business assets.
Commercial Real Estate Loans
CRE loans consist of investment properties loans, 1-4 family properties loans, and land acquisition loans. CRE loans are primarily originated through Synovus' local market banking divisions. These loans are subject to the same uniform lending policies referenced above. Total CRE loans, which represent 32.7% of the total loan portfolio at September 30, 2014, were $6.75 billion compared to $6.51 billion or 32.4% of the total loan portfolio at December 31, 2013 and $6.46 billion or 32.7% of the total loan portfolio at September 30, 2013. CRE loans grew $238.4 million or 4.9% annualized from December 31, 2013 and $286.9 million or 4.4% from September 30, 2013 primarily as a result of growth in investment properties loans being partially offset by planned reductions in land acquisition and 1-4 family properties loans.
Investment Properties Loans
Total investment properties loans as of September 30, 2014 were $5.02 billion, or 74.4% of the total CRE portfolio and 24.4% of the total loan portfolio, compared to $4.62 billion or 70.9% of the total CRE portfolio, and 23.0% of the total loan portfolio at December 31, 2013, an increase of $402.6 million or 11.7% annualized primarily due to initiatives to grow this portion of the loan portfolio. Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses, and other commercial development properties. Synovus' investment properties portfolio is well diversified with no concentration by property type, geography (other than the fact that most of these loans are in Synovus' primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida), or tenants. These loans have been underwritten with stressed interest rates and vacancies with short-term maturities (four years or less) allowing for restructuring opportunities that reduce Synovus' overall risk exposure. The investment properties loans are primarily secured by the property being financed by the loans; however, these loans may also be secured by real estate or other assets beyond the property being financed.
1-4 Family Properties Loans
At September 30, 2014, 1-4 family properties loans totaled $1.14 billion, or 16.9% of the total CRE portfolio and 5.5% of the total loan portfolio, compared to $1.19 billion, or 18.2% of the total CRE portfolio and 5.9% of the total loan portfolio at December 31, 2013. 1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Underwriting standards for these types of loans include stricter approval requirements as well as more stringent underwriting standards than current regulatory guidelines. Construction and residential development loans are generally interest-only loans and typically have maturities of three years or less, and 1-4 family rental properties generally have maturities of three to five years, with amortization periods of up to fifteen to twenty years. Although housing and real estate markets in the five Southeastern states within Synovus' footprint have stabilized, Synovus has continued to reduce its exposure to these types of loans.
Land Acquisition Loans
Total land acquisition loans were $588.8 million at September 30, 2014, or 2.8% of the total loan portfolio, a decline of $116.7 million or 22.1% annualized from December 31, 2013. Land acquisition loans are secured by land held for future development, typically in excess of one year. These loans have short-term maturities and are typically unamortized. Land securing these loans is substantially within the Synovus footprint, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). Generally, the maximum loan-to-value at the time of origination or refinancing is aligned with regulatory requirements. Synovus has continued to reduce its exposure to these types of loans.
Retail Loans
Retail loans at September 30, 2014 totaled $3.85 billion, representing 18.7% of the total loan portfolio compared to $3.65 billion, or 18.1% of the total loan portfolio at December 31, 2013 and $3.57 billion or 18.1% of the total loan portfolio at September 30, 2013. Retail loans increased by $206.7 million or 7.6% annualized from December 31, 2013 primarily due to targeted efforts around certain products including portfolio mortgages and HELOCs.

The retail loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, HELOCs, credit card, automobile, and other retail loans. The majority of Synovus' retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Substantially all retail loans are to in-market borrowers with no indirect lending products, which increases opportunities for cross-selling. Credit card loans totaled $253.9 million at September 30, 2014, including $60.3 million of commercial credit card loans. The commercial credit card loans relate to Synovus' commercial and small business customers who utilize corporate credit cards for various business activities.
Retail loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores (most recently measured as of June 30, 2014). At June 30, 2014 and December 31, 2013, weighted-average FICO scores within the residential real estate portfolio were 771 and 768 (HELOC), respectively, and 732 and 720 (consumer mortgages), respectively. Conservative debt-to-income ratios (average HELOC debt to income ratio of loans originated) were maintained in both the second and third quarters of 2014 at 30.0%. HELOC utilization rates (total amount outstanding as a percentage of total available lines) of 61.5% and 61.3% at September 30, 2014 and December 31, 2013, respectively, and loan-to-value ratios based upon prudent guidelines were maintained to ensure consistency with Synovus' overall risk philosophy. At September 30, 2014, 34% of our home equity lines balances were secured by a first lien while 66% were secured by a second lien. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.
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
Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of the origination date or, if the loan has been refinanced, as of the refinance date, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' retail lending strategy, and Synovus does not currently develop or offer specific higher-risk consumer loans, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of September 30, 2014, it had $139.3 million of higher-risk consumer loans (3.6% of the retail portfolio and 0.7% of the total loan portfolio). Included in this amount is approximately $16 million of accruing TDRs. Synovus makes retail lending decisions based upon a number of key credit risk determinants including credit scores, bankruptcy predictor scores, loan-to-value ratios, and debt-to-income ratios. Prior to 2009, Synovus Mortgage originated Fannie Mae alt-A loans which were generally sold into the secondary market. Synovus Mortgage no longer originates such loans, and as of September 30, 2014, the balance of such loans remaining on the balance sheet was less than $1 million.
Other Real Estate
The carrying value of ORE was $81.6 million, $112.6 million, and $126.6 million at September 30, 2014, December 31, 2013, and September 30, 2013, respectively. As of September 30, 2014, the ORE carrying value reflects cumulative write-downs totaling approximately $85 million, or 51% of the related loans' unpaid principal balance. During the nine months ended September 30, 2014 and 2013, $35.5 million and $76.2 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value less costs to sell. During the nine months ended September 30, 2014 and 2013, Synovus recognized foreclosed real estate expense, net, of $18.8 million and $28.8 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $16.7 million and $22.7 million for the nine months ended September 30, 2014 and 2013, respectively.
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
Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of deposits as of the dates indicated.

Composition of Deposits
(dollars in thousands)	September 30, 2014	%(1)	December 31, 2013	%(1)	September 30, 2013	%(1)
Non-interest bearing demand deposits	$5,813,809	27.7%	$5,642,751	27.0%	$5,358,659	25.5%
Interest bearing demand deposits	3,744,560	17.8	3,969,634	19.0	4,038,710	19.3
Money market accounts, excluding brokered deposits	5,978,518	28.5	6,069,548	29.1	6,124,544	29.2
Savings deposits	645,120	3.1	602,655	2.9	606,991	2.9
Time deposits, excluding brokered deposits	3,240,840	15.4	3,498,200	16.8	3,569,752	17.0
Brokered deposits	1,566,934	7.5	1,094,002	5.2	1,275,200	6.1
Total deposits	$20,989,781	100.0	$20,876,790	100.0	$20,973,856	100.0
Core deposits(2)	$19,422,847	92.5	$19,782,788	94.8	$19,698,656	93.9
Core deposits excluding time deposits(2)	$16,182,007	77.1%	$16,284,588	78.0%	$16,128,904	76.9%

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See reconciliation of “Non-GAAP Financial Measures” in this Report.
Total deposits at September 30, 2014 increased $113.0 million, or 0.7% annualized, from December 31, 2013; excluding the impact of the Memphis transaction, total deposits increased $304.3 million or 1.9% annualized compared to December 31, 2013. Core deposits excluding the impact from the Memphis transaction were down $168.6 million or 1.1% annualized compared to December 31, 2013 and down $84.5 million or 0.4% compared to September 30, 2013. Non-interest bearing demand deposits as a percentage of total deposits was 27.7% at September 30, 2014, compared to 27.0% at December 31, 2013 and 25.5% at September 30, 2013. See reconciliation of “Non-GAAP Financial Measures” in this Report.
Time deposits of $100,000 and greater at September 30, 2014, December 31, 2013 and September 30, 2013 were $3.31 billion, $2.91 billion, and $3.13 billion respectively, and included brokered time deposits of $1.39 billion, $880.8 million, and $1.07 billion, respectively. These larger deposits represented 15.8%, 13.9%, and 14.9% of total deposits at September 30, 2014, December 31, 2013, and September 30, 2013, respectively, and included brokered time deposits which represented 6.6%, 4.2%, and 5.1% of total deposits at September 30, 2014, December 31, 2013, and September 30, 2013, respectively.
At September 30, 2014, total brokered deposits represented 7.5% of Synovus' total deposits compared to 5.2% and 6.1% of total deposits at December 31, 2013, and September 30, 2013, respectively.

Net Interest Income
The following table summarizes the components of net interest income for the nine and three months ended September 30, 2014 and 2013, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% Federal income tax rate.

Net Interest Income	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Interest income	$693,989	695,755	$233,394	233,852
Taxable-equivalent adjustment	1,306	1,703	408	529
Interest income, taxable equivalent	695,295	697,458	233,802	234,381
Interest expense	82,160	89,894	27,131	29,882
Net interest income, taxable equivalent	$613,135	607,564	$206,671	204,499

Non-interest Income
Non-interest income for the nine and three months ended September 30, 2014 was $197.6 million and $64.0 million, respectively, up $4.2 million, or 2.2%, compared to the nine months ended September 30, 2013, and up $407 thousand, or 0.6%, compared to the three months ended September 30, 2013. Adjusted non-interest income, which excludes net investment securities gains and the current year net gain of $5.8 million from the Memphis transaction, declined $384 thousand, or 0.2%, for the nine months ended September 30, 2014, compared to the same period a year ago, driven by declines in mortgage banking income. For the three months ended September 30, 2014, adjusted non-interest income increased $1.5 million, or 2.5%, compared to the same period in 2013, with increases in service charges on deposit accounts, fiduciary and asset management fees, brokerage revenue, and bankcard fees. See reconciliation of "Non-GAAP Financial Measures" in this Report.
The following table shows the principal components of non-interest income.

Non-interest Income	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Service charges on deposit accounts	$58,610	58,142	$20,159	19,426
Fiduciary and asset management fees	33,536	32,471	11,207	10,389
Brokerage revenue	20,201	21,231	7,281	6,636
Mortgage banking income	13,459	19,569	4,665	5,314
Bankcard fees	24,394	22,662	8,182	7,760
Investment securities gains, net	1,331	2,571	—	1,124
Other fee income	14,495	16,461	4,704	5,199
(Decrease) increase in fair value of private equity investments, net	(513)	(856)	(144)	284
Gain on sale of Memphis branches, net	5,789		—
Other non-interest income	26,253	21,139	7,931	7,446
Total non-interest income	$197,555	193,390	$63,985	63,578

Principal Components of Non-interest Income
Service charges on deposit accounts for the nine and three months ended September 30, 2014 were $58.6 million and $20.2 million, up $468 thousand, or 0.8%, and up $733 thousand, or 3.8%, respectively, compared to the nine and three months ended September 30, 2013. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees of $26.2 million for the nine months ended September 30, 2014 were up $923 thousand, or 3.7%, compared to NSF fees of $25.3 million for the nine months ended September 30, 2013. NSF fees were $9.5 million for the three months ended September 30, 2014, up $915 thousand, or 10.6%, compared to the same period in 2013, due to an increase in overdraft service utilization rates and higher Regulation E opt-in rates (Regulation E limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine and debit card transactions that overdraw a customer's account unless the customer affirmatively consents, or opts-in, to the institution's payment of overdrafts for these transactions). Account analysis fees were $17.5 million and $5.6 million for the nine and three months ended September 30, 2014, respectively, up $771 thousand, or 4.6%, and down $75 thousand, or 1.3%, compared to the nine and three months ended September 30, 2013. Pricing structure changes increased net account analysis fees for the nine months ended September 30, 2014, compared to the same time period in 2013, while higher earnings credit balances and a decline in the number of accounts on analysis offset the pricing structure changes for a slight decline for the three months ended September 30, 2014, compared to the same period in 2013. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $14.9 million and $5.1 million for the nine and three months ended September 30, 2014, respectively, down $1.2 million, or 7.6%, and down $107 thousand, or 2.1%, respectively, compared to the same periods in 2013, with more retail customers meeting requirements to qualify for free checking products.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management, and financial planning services. Fiduciary and asset management fees were $33.5 million and $11.2 million for the nine and three months ended September 30, 2014, respectively, an increase of $1.1 million, or 3.3%, and $818 thousand, or 7.9%, respectively, compared to the same periods in 2013. The increase in fiduciary and asset management fees that largely occurred during the third quarter of 2014 was due to new talent acquisition in strategic markets and a year-over-year increase of assets-under-management of approximately 8.0%.
Brokerage revenue, which consists primarily of brokerage commissions, was $20.2 million and $7.3 million for the nine and three months ended September 30, 2014, respectively. Compared to the nine and three months ended September 30, 2013, brokerage revenue was down $1.0 million, or 4.9%, and up $645 thousand, or 9.7%, respectively. The increase during the third quarter of 2014 was driven by talent acquisition of commission-based financial consultants and brokers and a favorable increase in customer fee-based assets-under-management while the year-over-year decline in brokerage revenue was largely due to the unfavorable impact of severe winter weather on transactions during the first quarter of 2014.
Mortgage banking income declined $6.1 million, or 31.2%, and $649 thousand or 12.2% for the nine and three months ended September 30, 2014, respectively, when compared to the same periods in 2013. The decline was primarily due to a decrease in mortgage production with a significant decline in refinancing volume that began in the third quarter of 2013.
Bankcard fees increased $1.7 million, or 7.6%, and $422 thousand, or 5.4%, for the nine and three months ended September 30, 2014, respectively, compared to the same periods in 2013, due primarily to an increase in transaction volume and a reduction in processing expense. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $10.2 million, up $522 thousand, or 5.4%, and $3.4 million, up $146 thousand, or 4.4%, for the nine and three months ended September 30, 2014, respectively, compared to the same periods in 2013. Credit card interchange fees were $16.8 million, up $1.4 million, or 8.8%, and $5.8 million, up $542 thousand, or 10.3%, for the nine and three months ended September 30, 2014, respectively, compared to the same periods in 2013.
The gain on sale of Memphis branches consists of a gain, net of associated costs, from the sale of certain loans, premises, deposits, and other assets and liabilities of the Memphis, Tennessee operations of Trust One Bank, a division of Synovus Bank on January 17, 2014. Please see "Note 4 - Sale of Branches" of this Report for further explanation of this transaction.
Other fee income includes fees for letters of credit, safe deposit box fees, access fees for automated teller machine use, customer swap dealer fees, and other service charges. Other fee income declined $2.0 million, or 11.9%, and $495 thousand, or 9.5%, for the nine and three months ended September 30, 2014, respectively, compared to the same periods in 2013. The decline in other fee income is primarily due to a decline in customer swap dealer fees.
The main components of other non-interest income are income from company-owned life insurance policies, insurance commissions, card sponsorship fees, and other miscellaneous items. Other non-interest income increased $5.1 million, or 24.2%, and $485 thousand, or 6.5%, for the nine and three months ended September 30, 2014, respectively, compared to the same periods in 2013. Other non-interest income for the current year included a $3.1 million gain from the sale of a branch property during the first quarter of 2014.

Non-interest Expense
Non-interest expense for the nine and three months ended September 30, 2014 increased by $9.3 million, or 1.7%, and $6.4 million, or 3.4%, respectively, compared to the same periods in 2013. Adjusted non-interest expense for the nine and three months ended September 30, 2014, which excludes restructuring charges, credit costs, litigation settlement expenses, and Visa indemnification charges, increased $693 thousand, or 0.1%, and declined $4.3 million, or 2.5%, respectively, compared to the same periods in 2013. The year-over-year increase is due largely to planned increases in advertising expense that, for the third quarter of 2014, were more than offset by a decrease in professional fees which included the benefit of a $3.6 million net insurance recovery for incurred legal fees related to litigation. See "Non-GAAP Financial Measures" in this Report for applicable reconciliation. Expense savings initiatives of approximately $30 million are expected to be fully implemented by year-end 2014. These expense savings initiatives are being offset, however, by investments in talent, technology, and marketing.
The following table summarizes the components of non-interest expense for the nine and three months ended September 30, 2014 and 2013.

Non-interest Expense
	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Salaries and other personnel expense	$279,855	276,190	$93,870	92,794
Net occupancy and equipment expense	79,436	77,025	26,956	26,475
Third-party processing expense	29,604	30,446	10,044	10,151
FDIC insurance and other regulatory fees	25,781	24,059	8,013	7,639
Professional fees	18,427	28,922	2,526	11,410
Advertising expense	15,935	6,513	7,177	3,114
Foreclosed real estate expense, net	18,818	28,800	9,074	10,359
Losses (gains) on other loans held for sale, net	2,050	487	(176)	408
Visa indemnification charges	2,731	801	1,979	—
Restructuring charges	17,101	7,295	809	687
Other operating expenses	70,377	70,261	33,477	24,291
Total non-interest expense	$560,115	550,799	$193,749	187,328

Total headcount at September 30, 2014 was 4,563, down 162 or 3.4% from a year ago and down 133 or 2.8% from December 31, 2013. By year-end, total headcount is expected to decline by approximately 4% compared to December 31, 2013. The projected annual decline includes the elimination of approximately 300 positions in connection with branch closings, further refinement of our branch staffing model, as well as other efficiency initiatives, offset somewhat by workforce additions in Corporate Banking, information technology, and centralized customer care centers. Salaries and other personnel expenses increased $3.7 million, or 1.3%, and increased $1.1 million, or 1.2%, for the nine and three months ended September 30, 2014, respectively, compared to the same periods in 2013 primarily due to increases in employee incentive expense, but partially offset by the decrease in headcount.
Net occupancy and equipment expense increased $2.4 million, or 3.1%, and increased $481 thousand, or 1.8%, during the nine and three months ended September 30, 2014, respectively, compared to the same periods in 2013 reflecting Synovus' recent investments in technology. Synovus continues to rationalize its branch network and, as previously announced, 13 branches were closed in October 2014 (this brings the total branch count to 258, for a total decrease of 20 branches for the full year).
Third-party processing expense includes all third-party core operating system and processing charges. Third-party processing expense declined $841 thousand, or 2.8%, and declined $107 thousand, or 1.1%, for the nine and three months ended September 30, 2014, respectively, compared to the same periods in 2013, reflecting savings realized from ongoing efficiency initiatives.
FDIC insurance costs and other regulatory fees increased $1.7 million, or 7.2%, and $375 thousand, or 4.9%, for the nine and three months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily due to the phase-out from the earnings component measure of the deferred tax asset recapture of $637.5 million recorded in the fourth quarter of 2012.
Professional fees declined $10.5 million, or 36.3%, and $8.9 million, or 77.9%, for the nine and three months ended September 30, 2014, respectively, compared to the same periods in 2013. The decline in professional fees, which largely occurred during the third quarter of 2014, was driven by a decrease in attorney fees and included the benefit of a $3.6 million net insurance recovery for incurred legal fees related to litigation.
Advertising expense increased $9.4 million, or 144.7%, and $4.1 million, or 130.5%, for the nine and three months ended September 30, 2014, respectively, compared to the same periods in 2013 due to a 2014 advertising campaign that includes brand and capability awareness in key markets throughout Synovus' footprint. Advertising expense for the fourth quarter of 2014 is expected to be slightly higher than third quarter expense with ongoing expenses associated with the 2014 advertising campaign.
Foreclosed real estate costs declined $10.0 million, or 34.7%, and $1.3 million, or 12.4%, for the nine and three months ended September 30, 2014, respectively, compared to the same periods in 2013. The decline was largely a result of lower levels of write-downs from declines in fair value of ORE, as well as lower ORE inventory due to a reduction in the level of foreclosures. For further discussion of foreclosed real estate, see the section captioned “Other Real Estate” of this Report.
Losses on other loans held for sale of $2.1 million for the nine months ended September 30, 2014 increased $1.6 million compared to the same period a year ago with losses mostly related to the sale of one loan.
Visa indemnification charges were $2.7 million and $2.0 million for the nine and three months ended September 30, 2014, respectively. Visa Inc. announced a decision to deposit funds into the litigation escrow account during the third quarter of 2014; thus, Synovus accrued its allocated amount of the Covered Litigation.
Other operating expenses for the nine and three months ended September 30, 2014 include $12.3 million in litigation settlement expenses, including loss contingency accruals, with respect to certain legal matters. For additional information, see "Part I - Item 1. Financial Statements - Note 15 - Legal Proceedings" of this Report.
In January 2014, Synovus announced the planned implementation during 2014 of new expense savings initiatives which are expected to result in annualized cost savings of $30 million. The initiatives include planned workforce reductions as well as planned reductions in occupancy expenses. Synovus began to implement these initiatives during the first quarter of 2014, undertaking the first targeted staff reductions. As a result of these actions, Synovus recorded aggregate restructuring charges of $8.6 million during the three months ended March 31, 2014, consisting primarily of $8.0 million in severance charges related to employees identified for involuntary termination. Additionally, during the second quarter of 2014, upon management's decision to close 13 branches across the five-state footprint during the fourth quarter of 2014, Synovus recorded asset impairment charges of $7.4 million. During the third quarter of 2014, Synovus recorded restructuring charges of $809 thousand primarily for professional fees related to organizational restructuring. Restructuring charges for the fourth quarter of 2014 are expected to include approximately $6 million in charges related to operating lease exit costs associated with the branch closings which were completed in October 2014.
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
Income Tax Expense
Income tax expense was $81.6 million and $25.9 million for the nine and three months ended September 30, 2014, respectively, compared to $72.1 million and $27.8 million for the nine and three months ended September 30, 2013, respectively. Synovus expects to record income tax expense during 2014 at an annual effective tax rate of approximately 36%. The actual effective income tax rate in future periods could be affected by items that are infrequent in nature, such as new legislation and changes in the deferred tax asset valuation allowance.
At September 30, 2014, the net deferred tax asset, net of valuation allowance, was $656.2 million compared to $744.6 million at December 31, 2013. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases, including operating losses and tax credit carryforwards.
Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. Based on the assessment of all the positive and negative evidence at September 30, 2014, management has concluded that it is more likely than not that $656.2 million of the net deferred tax asset will be realized based upon future taxable income.  If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on Synovus' financial condition or results of operations.
Synovus expects to realize the $656.2 million net deferred tax asset well in advance of the statutory carryforward period. At September 30, 2014, $186.1 million of existing deferred tax assets are not related to net operating losses or credits and, therefore, have no expiration date. Approximately $378.9 million of the remaining deferred tax assets relate to federal net operating losses, which will expire in installments annually beginning in 2028 through 2032. Additionally, $54.0 million of the deferred tax assets relate to state NOLs which expire in installments through the tax year 2034. Tax credit carryforwards at September 30, 2014 include federal alternative minimum tax credits totaling $25.3 million, which have an unlimited carryforward period. Other federal and state tax credits at September 30, 2014 total $27.1 million and have expiration dates through the tax year 2034.
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
CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the credit quality of its loan portfolio and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. Credit quality continued to improve during the third quarter of 2014 with non-performing assets declining by 10.7% to an ending non-performing assets ratio of 1.57%, past dues remaining at low levels, and the net charge-off ratio declining to 0.24% and 0.41% year-to-date.
The table below includes selected credit quality metrics.

Credit Quality Metrics	As of and for the Three Months Ended,
(dollars in thousands)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Provision for loan losses	$3,843	12,284	9,511	14,064	6,761
Other credit costs	11,858	4,635	8,128	8,285	15,603
Total credit costs	$15,701	16,919	17,639	22,349	22,364
Non-performing loans	242,382	259,547	384,324	416,300	450,879
Impaired loans held for sale(1)	338	2,045	3,120	10,685	9,351
Other real estate	81,636	101,533	110,757	112,629	126,640
Non-performing assets	$324,356	363,125	498,201	539,614	586,870
Non-performing loans as a % of total loans	1.18%	1.27	1.91	2.08	2.29
Non-performing assets as a % of total loans, other loans held for sale, and ORE	1.57%	1.77	2.46	2.67	2.96
NPL inflows	$32,988	34,321	35,460	41,175	47,446
Loans 90 days past due and still accruing	4,067	4,798	6,563	4,489	4,738
As a % of total loans	0.02%	0.02	0.03	0.02	0.02
Total past due loans and still accruing	$72,712	60,428	75,038	72,600	78,906
As a % of total loans	0.35%	0.30	0.37	0.36	0.40
Net charge-offs	$12,250	35,372	15,181	25,116	23,029
Net charge-offs/average loans	0.24%	0.69	0.30	0.51	0.47
Allowance for loan losses	$269,376	277,783	300,871	307,560	318,612
Allowance for loan losses as a % of total loans	1.31%	1.36	1.49	1.53	1.62

(1) Represent only impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value, less costs to sell, based primarily on estimated sales proceeds net of selling costs.

Total credit costs
Total credit costs (provision for loan losses plus other credit costs which consist primarily of foreclosed real estate expense, net, provision for losses on unfunded commitments, and charges related to other loans held for sale) for the quarters ended September 30, 2014 and September 30, 2013 were $15.7 million and $22.4 million, respectively, including provision for loan losses of $3.8 million and $6.8 million, respectively, and expenses related to foreclosed real estate of $9.1 million and $10.4 million, respectively. Total credit costs improved 7.2% on a sequential quarter basis and improved 29.8 % from the third quarter of 2013. Synovus currently expects that credit costs will be similar to the first three quarters of the year as further credit quality improvements are partially offset by provision for loan losses associated with loan growth.
Non-performing Assets
Total NPAs were $324.4 million at September 30, 2014, a $215.3 million or 39.9% decrease from December 31, 2013 and a $262.5 million or 44.7% decrease from $586.9 million at September 30, 2013. The year-over-year decline in non-performing assets was primarily driven by significant balance reductions in legacy non-performing assets, a continued decline in NPL inflows, as well as asset dispositions. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate were 1.57% at September 30, 2014 compared to 2.67% at December 31, 2013, and 2.96% at September 30, 2013. Synovus currently expects that NPAs and NPLs will continue on an overall downward trend.
NPL inflows during the third quarter of 2014 were $33.0 million, down $14.5 million or 30.5% from the third quarter of 2013 inflow additions of $47.4 million.

NPL Inflows by Loan Type
	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Investment properties	$7,601	31,972	$2,475	6,734
1-4 family properties	15,311	44,288	10,085	6,416
Land for future development	6,891	16,545	350	3,451
Total commercial real estate	29,803	92,805	12,910	16,601
Commercial, financial and agricultural	26,714	36,107	7,038	9,493
Owner-occupied	16,674	21,424	4,486	9,483
Total commercial and industrial	43,388	57,531	11,524	18,976
Home equity lines	8,490	16,261	3,700	3,724
Consumer mortgages	18,631	28,088	3,842	7,518
Credit cards	—	—	—	—
Other retail loans	2,457	3,522	1,012	627
Total retail	29,578	47,871	8,554	11,869
Total NPL inflows	$102,769	198,207	$32,988	47,446

Past Due Loans
As a percentage of total loans outstanding, loans 90 days past due and still accruing interest continue to be at very low levels and were 0.02% at September 30, 2014 and 2013 and December 31, 2013. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments.
Troubled Debt Restructurings
For consumer mortgage borrowers experiencing financial difficulties that evidence that current monthly payments are unsustainable, Synovus has been providing through its consumer real estate home affordability program (HAP) a below market interest rate given the borrower's credit risk and/or an extension of the maturity and amortization period beyond loan policy limits for renewed loans. All consumer loans that have been restructured or modified under HAP are TDRs. In December 2013, the home affordability program ended, and any of the loans in this program that are renewed, refinanced, or modified will no longer be able to utilize this program. As of September 30, 2014, there were $2.2 million in accruing TDRs that remain part of the HAP program.

Accruing TDRs were $408.7 million at September 30, 2014, compared to $556.4 million at December 31, 2013 and $574.2 million at September 30, 2013. At September 30, 2014, the allowance for loan losses allocated to these accruing TDRs was $22.7 million compared to $27.7 million at December 31, 2013 and $37.4 million at September 30, 2013. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At September 30, 2014, over 98% of accruing TDRs were current, and 43.6% or $178.2 million of accruing TDRs were graded as Pass (25.8%) or Special Mention (17.8%) loans. At September 30, 2014, troubled debt restructurings (accruing and non-accruing) were $508.3 million, a decrease of $261.5 million or 34.0% compared to December 31, 2013.

Accruing TDRs by Risk Grade	September 30, 2014		December 31, 2013
(dollars in thousands)	Amount	%	Amount	%
Pass	$105,584	25.8%	$114,930	20.7%
Special Mention	72,631	17.8	153,547	27.6
Substandard accruing	230,522	56.4	287,933	51.7
Total accruing TDRs	$408,737	100.0%	$556,410	100.0%

Accruing TDRs Aging and Allowance for Loan Losses by Portfolio Class
	September 30, 2014
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$114,684	96	—	114,780	6,501
1-4 family properties	72,521	721	—	73,242	6,048
Land acquisition	43,938	—	76	44,014	2,881
Total commercial real estate	231,143	817	76	232,036	15,430
Commercial, financial and agricultural	60,894	675	36	61,605	3,339
Owner-occupied	65,242	4,379	—	69,621	3,064
Total commercial and industrial	126,136	5,054	36	131,226	6,403
Home equity lines	3,822	—	—	3,822	68
Consumer mortgages	34,875	1,346	171	36,392	681
Credit cards	—	—	—	—	—
Other retail loans	5,172	89	—	5,261	97
Total retail	43,869	1,435	171	45,475	846
Total accruing TDRs	$401,148	7,306	283	408,737	22,679

	December 31, 2013
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$141,289	1,657	—	142,946	4,410
1-4 family properties	104,567	1,618	43	106,228	7,243
Land acquisition	69,976	—	—	69,976	5,090
Total commercial real estate	315,832	3,275	43	319,150	16,743
Commercial, financial and agricultural	94,081	572	59	94,712	5,394
Owner-occupied	86,402	2,298	66	88,766	4,341
Total commercial and industrial	180,483	2,870	125	183,478	9,735
Home equity lines	2,475	275	—	2,750	116
Consumer mortgages	42,383	1,371	265	44,019	967
Credit cards	—	—	—	—	—
Other retail loans	6,951	62	—	7,013	109
Total retail	51,809	1,708	265	53,782	1,192
Total accruing TDRs	$548,124	7,853	433	556,410	27,670

Non-accruing TDRs may generally be returned to accrual status if there has been a period of performance, consisting usually of at least a six month sustained period of repayment performance in accordance with the terms of the agreement. Consistent with regulatory guidance, a TDR will generally no longer be reported as a TDR after a period of performance which is generally a minimum of six months and after the loan has been reported as a TDR at a year-end reporting date, and if at the time of the modification, the interest rate was at market, considering the credit risk associated with the borrower. Non-accruing TDRs were $99.6 million at September 30, 2014 compared to $213.4 million at December 31, 2013. The $113.8 million or 53.3% decline from December 31, 2013 is primarily related to significant balance reductions in legacy non-performing loans.

Non-accruing TDRs by Type
(in thousands)	September 30, 2014	December 31, 2013
Investment properties	$33,326	$53,130
1-4 family properties	10,071	8,368
Land acquisition	29,221	124,324
Total commercial real estate	72,618	185,822
Commercial, financial and agricultural	8,723	13,518
Owner-occupied	11,933	8,267
Total commercial and industrial	20,656	21,785
Home equity lines	1,120	1,060
Consumer mortgages	5,116	4,727
Credit cards	—	—
Other retail loans	64	13
Total retail	6,300	5,800
Total non-accruing TDRs	$99,574	$213,407

Potential Problem Loans
Potential problem loans are defined by management as being certain performing loans with a well-defined weakness where there is known information about possible credit problems of borrowers which causes management to have concerns about the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of commercial Substandard accruing loans but exclude loans 90 days past due and still accruing interest and accruing TDRs classified as Substandard. Synovus had $223.1 million of potential problem commercial loans at September 30, 2014 compared to $239.3 million and $301.6 million at December 31, 2013 and September 30, 2013, respectively. Synovus cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.

Net Charge-offs
Net charge-offs for the nine months ended September 30, 2014 were $62.8 million, or 0.41% as a percentage of average loans annualized, a decrease of $47.5 million or 43.1% compared to $110.3 million or 0.75% as a percentage of average loans annualized for the nine months ended September 30, 2013. The decline in net charge-offs was driven by a decline in NPL inflows, lower impairment charge-offs on existing collateral dependent impaired loans, and a decrease in retail net charge-offs. Net charge-offs for the three months ended September 30, 2014 totaled $12.3 million or 0.24% of average loans annualized, down $10.8 million or 46.8% from $23.0 million or 0.47% of average loans annualized for the three months ended September 30, 2013 primarily due to the elevated level of net charge-offs in the previous quarter related to a significant reduction in NPLs which had existing reserves.
The following tables show net charge-offs by loan type for the nine and three months ended September 30, 2014 and 2013.

Net Charge-offs by Loan Type
	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Investment properties	$10,159	$26,416	$1,265	$3,643
1-4 family properties	3,144	13,393	1,455	3,186
Land for future development	19,518	22,155	(586)	(121)
Total commercial real estate	32,821	61,964	2,134	6,708
Commercial, financial and agricultural	11,406	14,016	4,765	5,364
Owner-occupied	5,929	12,822	1,284	6,355
Total commercial and industrial	17,335	26,838	6,049	11,719
Home equity lines	4,226	6,432	979	1,368
Consumer mortgages	3,212	7,877	1,243	1,242
Credit cards	3,585	4,895	1,063	1,416
Other retail loans	1,625	2,321	782	576
Total retail	12,648	21,525	4,067	4,602
Total net charge-offs	$62,804	$110,327	$12,250	$23,029

Provision for Loan Losses and Allowance for Loan Losses
For the nine months ended September 30, 2014, the provision for loan losses was $25.6 million, a decrease of $29.9 million or 53.8% compared to the nine months ended September 30, 2013. For the three months ended September 30, 2014, the provision for loan losses was $3.8 million, a decrease of $2.9 million or 43.2% compared to the three months ended September 30, 2013. The decrease in the provision for loan losses for the nine and three months ended September 30, 2014 was primarily a result of continued improvement in credit quality trends, including:

•	Reduced net loan charge-offs by $47.5 million or 43.1% from $110.3 million for the nine months ended September 30, 2013 to $62.8 million for the nine months ended September 30, 2014;

•	Reduced NPL inflows by $95.4 million or 48.2% from $198.2 million for the nine months ended September 30, 2013 to $102.8 million for the nine months ended September 30, 2014;

•	Reduced loans rated Special Mention by $365.6 million or 35.9% from $1.02 billion at September 30, 2013 to $652.2 million at September 30, 2014;

•	Reduced loans rated Substandard accruing by $123.1 million or 20.7% from $595.4 million at September 30, 2013 to $472.3 million at September 30, 2014; and

•	Pass rated loans as a percentage of total loans were 93.4% at September 30, 2014 compared to 89.5% at September 30, 2013.
The allowance for loan losses at September 30, 2014 was $269.4 million or 1.31% of total loans compared to $307.6 million or 1.53% of total loans at December 31, 2013 and $318.6 million or 1.62% of total loans at September 30, 2013. The decrease in the allowance for loan losses is primarily due to continued improvement in credit quality trends, which includes reduced NPL inflows, NPLs and net charge-offs, as well as improved risk grade migration trends and stable collateral values.

Capital Resources
Synovus is required to comply with the capital adequacy standards established by the Federal Reserve Board and our subsidiary bank, Synovus Bank, must comply with similar capital adequacy standards established by the FDIC. Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements.
The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Capital Ratios
(dollars in thousands)	September 30, 2014	December 31, 2013
Tier 1 capital
Synovus Financial Corp.	$2,553,764	2,351,493
Synovus Bank	3,002,740	2,806,197
Tier 1 common equity(1)
Synovus Financial Corp.	2,417,784	2,215,631
Total risk-based capital
Synovus Financial Corp.	3,005,346	2,900,865
Synovus Bank	$3,274,118	3,084,756
Tier 1 capital ratio
Synovus Financial Corp.	11.19%	10.54
Synovus Bank	13.19	12.61
Tier 1 common equity ratio(1)
Synovus Financial Corp.	10.60	9.93
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	13.17	13.00
Synovus Bank	14.38	13.86
Leverage ratio
Synovus Financial Corp.	9.85	9.13
Synovus Bank	11.61	10.94
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	11.04%	10.68

(1) See reconciliation of “Non-GAAP Financial Measures” in this Report.
As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, the Tier 1 risk-based capital ratio, and the leverage ratio. Synovus Bank is a state-chartered bank under the regulations of the GA DBF. Under applicable regulations, Synovus Bank is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if Synovus Bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. At September 30, 2014, Synovus' capital ratios were well above current regulatory requirements and Synovus Bank's capital levels exceeded well-capitalized requirements. All capital ratios increased as of September, 2014 compared to December 31, 2013 driven by earnings and accretion of deferred tax assets. The increase in capital was partially offset by an increase in risk-weighted assets due to loan growth.
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

During 2013, the Federal Reserve released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The FDIC and OCC also approved the final rule during 2013. The rule applies to all banking organizations that are currently subject to regulatory capital requirements as well as certain savings and loan holding companies. The rule strengthens the definition of regulatory capital, increases risk-based capital requirements, and makes selected changes to the calculation of risk-weighted assets. The rule becomes effective January 1, 2015, for Synovus and most banking organizations, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Under the final rules, the minimum capital requirements will be a common equity Tier 1 ratio of 4.5%; Tier 1 capital ratio of 6%; Total capital ratio of 8%; and leverage ratio of 4%. When fully phased-in on January 1, 2019, the new rules include a capital conservation buffer of 2.5% that is added on top of the minimum risk-based capital ratios. Additionally, the new rules also revise the "prompt corrective action" regulations pursuant to Section 38 of the Federal Deposit Insurance Act, with the following requirements for well-capitalized status: Common equity Tier 1 ratio of 6.5%; Tier 1 capital ratio of 8% (as compared to the current 6%); Total capital ratio of 10%; and leverage ratio of 5%. Based on management's interpretation of the regulation, Synovus' estimated common equity Tier 1 ratio under Basel III, on a fully phased-in basis, as of September 30, 2014 is 10.50%, which is well in excess of the minimum requirements, and compares to a Tier 1 common equity ratio of 10.60% under current capital rules. See reconciliation of "Non-GAAP Financial Measures" in this Report.
There are limitations on the inclusion of deferred tax assets for regulatory capital based on Tier 1 capital levels and projected future earnings (Basel III revises limitation criteria effective January 1, 2015). As of September 30, 2014, total disallowed deferred tax assets were $529.3 million or 2.32% of risk weighted assets, compared to $618.5 million or 2.77% of risk weighted assets at December 31, 2013. The DTA limitation will continue to decrease over time, thus creating additional regulatory capital in future periods.
Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements.
Dividends
Synovus has historically paid a quarterly cash dividend to the holders of its Common Stock. Management closely monitors trends and developments in credit quality, liquidity (including dividends from subsidiaries), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends, all of which impact Synovus' capital position. The Synovus Board of Directors recently approved an increase in the quarterly Common Stock dividend from $0.07 to $0.10 per share, effective with the quarterly dividend payable in January 2015. Synovus' ability to pay dividends on its capital stock, including the Common Stock and the Series C Preferred Stock, is partially dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities, as further discussed below in the section titled "Liquidity." On July 19, 2013, Synovus received an upstream dividend of $680.0 million from Synovus Bank, which Synovus utilized to redeem its $967.9 million of Series A Preferred Stock on July 26, 2013. During the nine months ended September 30, 2014, Synovus Bank received regulatory approval and paid upstream dividends totaling $60.0 million to Synovus Financial Corp. Additionally, Synovus Bank paid an upstream dividend of $122.0 million to Synovus on October 17, 2014.
    Synovus declared and paid dividends of $0.21 per common share for the nine months ended September 30, 2014 and 2013. Please see "Note 3 - Reverse Stock Split", of this Report for information on Synovus' recent reverse stock split. In addition to dividends paid on its Common Stock, Synovus paid dividends of $7.7 million during the nine months ended September 30, 2014 on its Series C Preferred Stock. Synovus paid dividends of $33.7 million to the Treasury on its Series A Preferred Stock during the nine months ended September 30, 2013. On July 26, 2013, Synovus redeemed all 967,870 shares of its Series A Preferred Stock issued to the U.S. Treasury under the CPP established under TARP. On July 25, 2013 Synovus completed a public offering of $130 million of Series C Preferred Stock. For the Series C Preferred Stock, from the date of issuance to, but excluding, August 1, 2018, the rate for declared dividends is 7.875% per annum.  From and including August 1, 2018, the dividend rate will change to a floating rate equal to the three-month LIBOR plus a spread of 6.39% per annum.
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
Synovus Bank also generates liquidity through the national deposit markets. Synovus Bank issues certificates of deposit across a broad geographic base to diversify its sources of funding and liquidity. Access to these deposits could become more limited if Synovus Bank’s asset quality and financial performance were to significantly deteriorate. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At September 30, 2014, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company for various operating needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our Common Stock and Preferred Stock, and payment of general corporate expenses. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and FDIC. During 2012 and 2011, Synovus Bank did not pay dividends to the Parent Company. On July 19, 2013, the Parent Company received a $680.0 million dividend from Synovus Bank, which Synovus utilized along with the net proceeds from its July Common Stock and Series C Preferred Stock offerings to redeem its $967.9 million of Series A Preferred Stock on July 26, 2013. During the nine months ended September 30, 2014, Synovus Bank received regulatory approval and paid upstream dividends totaling $60.0 million to Synovus Financial Corp. Additionally, Synovus Bank paid an upstream dividend of $122.0 million to Synovus on October 17, 2014. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall condition. See “Part I - Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results.” of Synovus' 2013 Form 10-K.
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
Earning Assets and Sources of Funds
Average total assets for the nine months ended September 30, 2014 increased $131.6 million, or 0.5%, to $26.43 billion as compared to $26.30 billion for the first nine months of 2013. Average earning assets increased $327.2 million, or 1.4%, in the first nine months of 2014 compared to the same period in 2013 and represented 91.5% of average total assets at September 30, 2014, as compared to 90.7% at September 30, 2013. The increase in average earning assets resulted from a $819.0 million increase in average loans, net, and a $75.1 million increase in average taxable investment securities. The increase was partially offset by a $476.4 million reduction in average interest bearing funds at the Federal Reserve Bank, and a $74.7 million decrease in average mortgage loans held for sale. Average interest bearing liabilities increased $73.4 million, or 0.4%, to $17.47 billion for the first nine months of 2014 compared to the same period in 2013. The increase in funding sources utilized to support earning assets was driven by a $353.6 million increase in long-term debt due to the increased utilization of FHLB advances. The increase was partially offset by a $248.3 million decrease in core time deposits.

Net interest income for the nine months ended September 30, 2014 was $611.8 million, an increase of $6.0 million, or 0.99%, compared to $605.9 million for the nine months ended September 30, 2013.
The net interest margin for the nine months ended September 30, 2014 was 3.39%, down 2 bps from 3.41% for the nine months ended September 30, 2013. Earning asset yields decreased by 8 bps compared to the nine months ended September 30, 2013 while the effective cost of funds decreased by 6 bps. The primary factor negatively impacting earning asset yields was a 22 bp decline in loan yields. Loan yield decreases were primarily driven by downward repricing of maturing and prepaid loans. Factors positively impacting earning asset yields included a 24 bp increase in taxable investment securities yields and a reduction in lower yielding interest bearing funds at the Federal Reserve Bank. The effective cost of funds was positively impacted by the downward repricing of maturing core certificates of deposit and brokered time deposits, and a decrease in the cost of long-term debt. As compared to the nine months ended September 30, 2013, core certificates of deposit declined by 10 bps, brokered time deposits declined by 26 bps, and the cost of long-term debt declined by 50 bps. See reconciliation of core deposits in the "Non-GAAP Financial Measures" in this Report.
On a sequential quarter basis, net interest income increased by $1.2 million and the net interest margin decreased by 4 bps to 3.37%. The increase in net interest income for the third quarter was driven by loan growth as well as one more calendar day. Yields on earning assets decreased by 5 bps while the effective cost of funds decreased by 1 bp. The primary factors negatively impacting earning asset yields were a 3 bp decline in loan yields, a 3 bp decline in taxable investment securities yields, and an increase in the average balance of lower yielding funds held at the Federal Reserve Bank. The effective cost of funds was positively impacted by a 4 bp decline in the cost of long term debt.
Current expectations are for moderate downward pressure on the net interest margin during the fourth quarter of 2014. This expectation is primarily due to a projected further decrease in loan yields and limited ability to further reduce the effective cost of funds.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Average Balances, Interest, and Yields	2014			2013
(dollars in thousands) (yields and rates annualized)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Interest Earning Assets:
Taxable investment securities (1)	$3,035,940	3,091,537	3,181,678	3,196,561	3,062,976
Yield	1.84%	1.87	1.91	1.90	1.76
Tax-exempt investment securities(1)(3)	$5,168	5,781	6,421	7,758	9,835
Yield (taxable equivalent) (3)	6.21%	6.23	6.24	6.14	6.26
Trading account assets	$16,818	16,011	20,346	10,021	13,806
Yield	2.52%	2.25	3.16	4.60	4.50
Commercial loans(2)(3)	$16,603,287	16,673,930	16,451,594	16,217,373	16,067,424
Yield	4.17%	4.19	4.21	4.28	4.37
Consumer loans(2)	$3,814,160	3,695,010	3,628,347	3,615,836	3,528,057
Yield	4.44%	4.51	4.53	4.50	4.61
Allowance for loan losses	$(274,698)	(293,320)	(307,078)	(316,001)	(328,084)
Loans, net (2)	$20,142,749	20,075,620	19,772,863	19,517,208	19,267,397
Yield	4.29%	4.32	4.34	4.40	4.50
Mortgage loans held for sale	$70,766	59,678	38,699	46,036	85,493
Yield	3.96%	4.13	4.15	3.94	4.07
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$974,363	843,018	935,300	1,235,144	1,375,920
Yield	0.23%	0.23	0.23	0.24	0.24
Federal Home Loan Bank and Federal Reserve Bank Stock (4)	$78,131	76,172	82,585	70,815	70,741
Yield	3.57%	4.15	3.21	2.85	2.30
Total interest earning assets	$24,323,935	24,167,817	24,037,892	24,083,543	23,886,168
Yield	3.81%	3.86	3.86	3.85	3.89
Interest Bearing Liabilities:
Interest bearing demand deposits	$3,722,599	3,830,956	3,878,590	4,102,398	3,933,902
Rate	0.19%	0.19	0.19	0.19	0.23
Money Market accounts	$6,044,138	6,033,523	6,077,357	6,161,893	6,148,289
Rate	0.29%	0.31	0.32	0.33	0.33
Savings deposits	$645,654	644,103	616,962	605,054	607,144
Rate	0.07%	0.09	0.10	0.10	0.11
Time deposits under $100,000	$1,335,848	1,364,322	1,423,487	1,491,673	1,526,974
Rate	0.56%	0.57	0.59	0.61	0.62
Time deposits over $100,000	$1,871,136	1,824,349	1,956,925	2,049,094	2,022,719
Rate	0.75%	0.74	0.76	0.80	0.84
Brokered money market accounts	$174,538	184,233	207,681	210,380	202,802
Rate	0.27%	0.27	0.26	0.27	0.27
Brokered time deposits	$1,320,082	1,216,934	1,027,167	984,047	1,130,491
Rate	0.52%	0.51	0.62	0.65	0.70
Total interest bearing deposits	$15,113,995	15,098,420	15,188,169	15,604,539	15,572,321
Rate	0.35%	0.36	0.38	0.39	0.42
Federal funds purchased and other short-term liabilities	$171,429	219,490	215,027	216,757	195,717
Rate	0.08%	0.13	0.14	0.15	0.14
Long-term debt	$2,142,705	2,099,578	2,156,836	1,886,223	1,885,385
Rate	2.54%	2.58	2.52	2.85	2.85
Total interest bearing liabilities	$17,428,129	17,417,488	17,560,032	17,707,519	17,653,423
Rate	0.62%	0.62	0.64	0.65	0.67
Non-interest bearing demand deposits	$5,824,592	5,765,287	5,537,090	5,545,529	5,306,447

Effective cost of funds	0.44%	0.45	0.47	0.47	0.49
Net interest margin	3.37%	3.41	3.39	3.38	3.40
Taxable equivalent adjustment (3)	$408	443	455	$481	529

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

Net Interest Income and Rate/Volume Analysis
The following tables set forth the major components of net interest income and the related annualized yields and rates for the nine months ended September 30, 2014 and 2013, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Nine Months Ended September 30,						2014 Compared to 2013
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2014	2013	2014	2013	2014	2013	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$3,102,518	3,027,374	$43,598	36,931	1.87%	1.63%	$916	5,751	$6,667
Tax-exempt investment securities(2)	5,785	11,861	270	567	6.23	6.37	(289)	(8)	(297)
Total investment securities	3,108,303	3,039,235	43,868	37,498	1.88	1.65	627	5,743	6,370
Trading account assets	17,712	10,113	357	433	2.69	5.71	325	(401)	(76)
Taxable loans, net(1)	20,193,398	19,414,763	642,140	647,483	4.25	4.46	25,974	(31,317)	(5,343)
Tax-exempt loans, net(1)(2)	96,614	114,997	3,465	4,307	4.79	5.01	(689)	(153)	(842)
Allowance for loan losses	(291,580)	(350,304)
Loans, net	19,998,432	19,179,456	645,605	651,790	4.32	4.54	25,285	(31,470)	(6,185)
Mortgage loans held for sale	56,498	131,236	1,719	3,987	4.06	4.05	(2,264)	(5)	(2,269)
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	917,703	1,423,348	1,595	2,576	0.23	0.24	(869)	(112)	(981)
Federal Home Loan Bank and Federal Reserve Bank stock	78,946	67,048	2,151	1,174	3.63	2.33	207	771	978
Total interest earning assets	$24,177,594	23,850,436	$695,295	697,458	3.83%	3.91%	$23,311	(25,474)	$(2,163)
Cash and due from banks	404,077	435,440
Premises and equipment, net	466,561	478,543
Other real estate	107,829	148,671
Other assets(3)	1,270,850	1,382,171
Total assets	$26,426,911	26,295,261

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$3,810,143	3,890,106	$5,334	5,784	0.19%	0.20%	$(120)	(330)	$(450)
Money market accounts	6,240,247	6,321,433	14,155	15,580	0.30	0.33	(200)	(1,225)	(1,425)
Savings deposits	635,678	599,682	413	473	0.09	0.11	30	(90)	(60)
Time deposits	4,447,188	4,598,569	21,344	27,127	0.64	0.79	(895)	(4,888)	(5,783)
Federal funds purchased and securities sold under repurchase agreements	201,823	205,405	186	242	0.12	0.16	(4)	(52)	(56)
Long-term debt	2,132,988	1,779,434	40,728	40,688	2.55	3.05	8,065	(8,025)	40
Total interest-bearing liabilities	$17,468,067	17,394,629	$82,160	89,894	0.63	0.69	$6,876	(14,610)	$(7,734)
Non-interest bearing deposits	5,710,043	5,289,213
Other liabilities	228,321	198,829
Shareholders' equity	3,020,480	3,412,590
Total liabilities and equity	$26,426,911	26,295,261
Net interest income/margin			613,135	607,564	3.39%	3.41%	$16,435	(10,864)	$5,571
Taxable equivalent adjustment			1,306	1,703
Net interest income, actual			$611,829	605,861

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2014 - $21.4 million, 2013 - $18.4 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35% in adjusting interest on tax-exempt loans and investment securities to a taxable-
equivalent basis.
(3) Includes average net unrealized gains (losses) on investment securities available for sale of $2.2 million and $17.8 million for the nine months ended September 30, 2014 and
2013, respectively.

The following tables set forth the major components of net interest income and the related annualized yields and rates for the three months ended September 30, 2014 and 2013, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Three Months Ended September 30,						2014 Compared to 2013
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2014	2013	2014	2013	2014	2013	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$3,035,940	3,062,976	$13,977	13,483	1.84%	1.76%	$(120)	614	$494
Tax-exempt investment securities(2)	5,168	9,835	80	154	6.21	6.26	(74)	—	(74)
Total investment securities	3,041,108	3,072,811	14,057	13,637	1.85	1.78	(194)	614	420
Trading account assets	16,818	13,806	106	155	2.52	4.50	34	(83)	(49)
Taxable loans, net(1)	20,326,010	19,486,551	216,581	217,124	4.23	4.42	9,352	(9,895)	(543)
Tax-exempt loans, net(1)(2)	91,437	108,930	1,087	1,359	4.72	4.95	(218)	(54)	(272)
Allowance for loan losses	(274,698)	(328,084)
Loans, net	20,142,749	19,267,397	217,668	218,483	4.29	4.50	9,134	(9,949)	(815)
Mortgage loans held for sale	70,766	85,493	701	869	3.96	4.07	(151)	(18)	(169)
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	974,363	1,375,920	573	830	0.23	0.24	(233)	(24)	(257)
Federal Home Loan Bank and Federal Reserve Bank stock	78,131	70,741	697	407	3.57	2.30	43	247	290
Total interest earning assets	$24,323,935	23,886,168	$233,802	234,381	3.81%	3.89%	$8,633	(9,213)	$(580)
Cash and due from banks	399,906	420,527
Premises and equipment, net	462,308	478,359
Other real estate	99,372	142,562
Other assets(3)	1,245,980	1,328,637
Total assets	$26,531,501	26,256,253

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$3,722,599	3,933,902	$1,758	2,269	0.19%	0.23%	$(122)	(389)	$(511)
Money market accounts	6,218,677	6,351,090	4,468	5,238	0.29	0.33	(110)	(660)	(770)
Savings deposits	645,654	607,144	116	161	0.07	0.11	11	(56)	(45)
Time deposits	4,527,066	4,680,185	7,162	8,686	0.63	0.74	(286)	(1,238)	(1,524)
Federal funds purchased and securities sold under repurchase agreements	171,429	195,717	35	72	0.08	0.14	(9)	(28)	(37)
Long-term debt	2,142,705	1,885,385	13,592	13,456	2.54	2.85	1,849	(1,713)	136
Total interest-bearing liabilities	$17,428,130	17,653,423	$27,131	29,882	0.62	0.67	$1,333	(4,084)	$(2,751)
Non-interest bearing deposits	5,824,592	5,306,447
Other liabilities	214,256	206,863
Shareholders' equity	3,064,523	3,089,520
Total liabilities and equity	$26,531,501	26,256,253
Net interest income/margin			206,671	204,499	3.37%	3.40%	$7,300	(5,129)	$2,171
Taxable equivalent adjustment			408	529
Net interest income, actual			$206,263	203,970

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2014 - $7.5 million, 2013 - $6.7 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35% in adjusting interest on tax-exempt loans and investment securities to a taxable-
equivalent basis.
(3) Includes average net unrealized gains (losses) on investment securities available for sale of $9.9 million and ($26.2) million for the three months ended September 30, 2014 and
2013, respectively.

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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25% and the current prime rate of 3.25%. Due to the targeted federal funds rate being at or near 0% at this time, only rising rate scenarios have been modeled. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. Synovus continues to maintain a modestly asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at September 30, 2014, with comparable information for December 31, 2013.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

Change in Short-term Interest Rates (in basis points)	September 30, 2014	December 31, 2013
+200	6.3%	5.0%
+100	4.0%	3.2%
Flat	—%	—%

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

	As of September 30, 2014
Change in Short-term Interest Rates (in basis points)	Base Scenario	15% Increase in Average Repricing Beta
+200	6.3%	5.1%
+100	4.0%	3.4%

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
To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. From January 1, 2005 through September 30, 2014, Synovus Mortgage originated and sold approximately $8.2 billion of first lien GSE eligible mortgage loans and approximately $3.6 billion of first and second lien non-GSE eligible mortgage loans. The total expense pertaining to losses from repurchases of mortgage loans previously sold, including amounts accrued in accordance with ASC 450, was $1.7 million and $768 thousand for the nine months ended September 30, 2014 and 2013, respectively. The total accrued liability related to mortgage repurchase claims was $3.0 million at September 30, 2014 and $4.1 million at December 31, 2013. See "Part I-Item 1A - Risk Factors- We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition." in Synovus’ 2013 Form 10-K.
Mortgage Loan Foreclosure Practices
At September 30, 2014 and December 31, 2013, Synovus had $3.31 billion and $3.11 billion, respectively, of home equity and consumer mortgage loans which are secured by first and second liens on residential properties. Of the amounts at September 30, 2014, $585.5 million and $505.9 million, respectively, consist of mortgages relating to properties in Florida and South Carolina, which are states where foreclosures proceed through the courts and of the amounts at December 31, 2013, $508.4 million and $483.4 million, respectively, consist of mortgages relating to properties in Florida and South Carolina. To date, foreclosure activity in the home equity and consumer mortgage loan portfolio has been low. Any foreclosures on these loans are handled by designated Synovus personnel and external legal counsel, as appropriate, following established policies regarding legal and regulatory requirements. Based on information currently available, management believes that it does not have significant exposure related to our foreclosure practices.
Recently Issued Accounting Standards
The following accounting pronouncements were issued during the first nine months of 2014:
ASU 2014-14, "Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure." ASU 2014-14 addresses the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (i.e., FHA, HUD, and VA).  If (a) the government guarantee is not separable from the loan before foreclosure and (b) at foreclosure, the creditor has the intent to convey the real estate to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim and (c) at foreclosure any amount of the claim based on the fair value of the real estate is fixed, the loan should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principle and interest) expected to be recovered from the guarantor.  The provisions of this ASU are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014.  Management does not expect the application of this guidance to have a material impact on Synovus’ Consolidated Financial Statements.
ASU 2014-01, "Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects." The ASU permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using a proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. A reporting entity should evaluate whether the conditions have been met to apply the proportional amortization method to an investment in a qualified affordable housing project through a limited liability entity at the time of initial investment on the basis of facts and circumstances that exist at that time. A reporting entity should re-evaluate the conditions upon the occurrence of certain specified events. An investment in a qualified affordable housing project through a limited liability entity should be tested for impairment when there are events or changes in circumstances indicating that it is more likely than not that the carrying amount of the investment will not be realized. For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment. The decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. The provisions of this ASU are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014, and will be applied retrospectively to all periods presented. Early adoption is permitted. Management does not expect the application of this guidance to have a material impact on Synovus’ Consolidated Financial Statements.

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
Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with U.S. GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for loan losses, contingent liabilities related to legal matters, deferred tax assets valuation allowance, other real estate, and determining the fair value of financial instruments. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in Note 1 - Summary of Significant Accounting Policies in Synovus' 2013 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. During the nine months ended September 30, 2014, there have been no significant changes to Synovus’ critical accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2013 Form 10-K.
Allowance for Loan Losses - Dual Risk Rating Implementation
Synovus began implementation of a Dual Risk Rating allowance for loan losses methodology (DRR methodology) for certain components of its commercial and industrial loan portfolio during the third quarter of 2013. The DRR methodology includes sixteen probabilities of default categories and nine categories for estimating losses given an event of default. The result is an expected loss rate established for each borrower. The DRR methodology is generally considered in the banking industry to be a more refined estimate of the inherent risk of loss. The third quarter of 2013 DRR methodology implementation was applied to approximately $2.4 billion of the total commercial and industrial loan portfolio. Implementation of the DRR methodology resulted in a reduction to the provision for loan losses and the allowance for loan losses of approximately $2.5 million for the three months ended September 30, 2013. During the third quarter of 2014, the DRR implementation was expanded to certain components of the investment properties commercial real estate portfolio totaling approximately $2.5 billion. This implementation resulted in an increase to the provision for loan losses and the allowance for loan losses of approximately $1.8 million for the three months ended September 30, 2014.
At September 30, 2014, the DRR methodology is utilized to calculate the allowance for loan losses for 31.2% of the commercial loan portfolio and 25.4% of the total loan portfolio. Management currently expects to implement the DRR methodology for additional components of the commercial loan portfolio over the next few years. The implementation is expected to be in multiple phases, with each component determined based primarily on loan type and size. The timing of future implementations will depend upon completion of applicable data analysis and model assessment. Once full implementation is completed, management estimates that the DRR methodology will be utilized to calculate the allowance for loan losses on commercial loans amounting to over 30% of the total loan portfolio.

Non-GAAP Financial Measures
The measures entitled adjusted pre-tax, pre-credit costs income, adjusted non-interest income, adjusted non-interest expense, core deposits, core deposits excluding time deposits, core deposits excluding the impact from the Memphis transaction, total deposits excluding the impact from the Memphis transaction, average core deposits, Tier 1 common equity, the tangible common equity to tangible assets ratio, the Tier 1 common equity ratio, and the estimated common equity Tier 1 ratio under final Basel III rules (on a fully phased-in basis) are not measures recognized under U.S. GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are income before income taxes, total non-interest income, total non-interest expense, total deposits, Tier 1 capital, the ratio of total shareholders’ equity to total assets, and the ratio of Tier 1 capital to risk-weighted assets, respectively.
Management uses these non-GAAP financial measures to assess the performance of Synovus’ core business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist investors in evaluating Synovus’ operating results, financial strength and capital position. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies. Adjusted pre-tax, pre-credit costs income is a measure used by management to evaluate core operating results exclusive of credit costs as well as certain revenues and expenses such as investment securities gains, net and restructuring charges. Adjusted non-interest income is a measure used by management to evaluate non-interest income exclusive of net investment securities gains and other non-recurring income items. Adjusted non-interest expense is a measure used by management to gauge the success of expense management initiatives focused on reducing recurring controllable operating costs. Core deposits, core deposits excluding time deposits, core deposits excluding the impact from the Memphis transaction, total deposits excluding the impact from the Memphis transaction, and average core deposits are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. Tier 1 common equity, the tangible common equity to tangible assets ratio, the Tier 1 common equity ratio, and the estimated common equity Tier 1 ratio under final Basel III rules (on a fully phased-in basis) are used by management and investment analysts to assess the strength of Synovus’ capital position. The computations of these measures are set forth in the tables below.

Reconciliation of Non-GAAP Financial Measures	Nine Months Ended		Three Months Ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Adjusted Pre-tax, Pre-credit Costs Income
Income before income taxes	$223,631	192,918	$72,656	73,459
Add: Provision for loan losses	25,638	55,534	3,843	6,761
Add: Other credit costs (1)	24,621	40,085	11,858	15,603
Add: Restructuring charges	17,101	7,295	809	687
Add: Litigation settlement expenses	12,349	—	12,349	—
Add: Visa indemnification charges	2,731	801	1,979	—
Less: Investment securities gains, net	(1,331)	(2,571)	—	(1,124)
Less: Gain on sale of Memphis branches, net	(5,789)	—	—	—
Adjusted Pre-tax, pre-credit costs income	$298,951	294,062	$103,494	95,386

Adjusted Non-interest Income
Total non-interest income	$197,555	193,390	$63,985	63,578
Less: Investment securities gains, net	(1,331)	(2,571)	—	(1,124)
Less: Gain on sale of Memphis branches, net	$(5,789)	—	$—	—
Adjusted non-interest income	$190,435	190,819	$63,985	62,454

Adjusted Non-interest Expense
Total non-interest expense	$560,115	550,799	193,749	187,328
Less: Other credit costs(1)	(24,621)	(40,085)	(11,858)	(15,603)
Less: Restructuring charges	(17,101)	(7,295)	(809)	(687)
Less: Visa indemnification charges	(2,731)	(801)	(1,979)	—
Less: Litigation settlement expenses(2)	(12,349)	—	(12,349)	—
Adjusted non-interest expense	$503,313	502,618	$166,754	171,038

(dollars in thousands)	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013
Core Deposits, Core Deposits Excluding Time Deposits, Core Deposits Excluding the Impact From the Memphis Transaction, and Total Deposits Excluding the Impact From the Memphis Transaction
Total deposits	$20,989,781	20,993,467	20,876,790	20,973,856
Less: Brokered deposits	(1,566,934)	(1,449,420)	(1,094,002)	(1,275,200)
Core deposits	19,422,847	19,544,047	19,782,788	19,698,656
Less: Time deposits	3,240,840	(3,166,496)	(3,498,200)	(3,569,752)
Core deposits excluding time deposits	$16,182,007	16,377,551	16,284,588	16,128,904

Core deposits	$19,422,847	$19,544,047
Add: Impact from the Memphis transaction	191,302	191,302
Core deposits excluding the impact from the Memphis transaction	$19,614,149	$19,735,349

Total deposits	$20,989,781	20,993,467
Add: Impact from the Memphis transaction	191,302	191,302
Total deposits excluding the impact from the Memphis transaction	$21,181,083	$21,184,769

Average Core Deposits
Average total deposits	$20,938,587	20,863,706	21,150,068	20,878,768
Less: Average brokered deposits	(1,494,620)	(1,401,167)	(1,194,427)	(1,333,293)
Average core deposits	$19,443,967	19,462,539	19,955,641	19,545,475

Tangible Common Equity to Tangible Assets Ratio
Total assets	$26,519,110	26,627,290	26,201,604	26,218,360
Less: Goodwill	(24,431)	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(1,471)	(1,678)	(3,415)	(3,783)
Tangible Assets	$26,493,208	26,601,181	26,173,758	26,190,146
Total shareholders' equity	3,076,545	3,053,051	2,948,985	2,931,860
Less: Goodwill	(24,431)	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(1,471)	(1,678)	(3,415)	(3,783)
Less: Series C Preferred Stock, no par value	(125,980)	(125,980)	(125,862)	(125,400)
Tangible common equity	$2,924,663	2,900,962	2,795,277	2,778,246
Total shareholders' equity to total assets ratio	11.60%	11.47	11.25	11.18
Tangible common equity to tangible assets ratio	11.04%	10.91	10.68	10.61

Reconciliation of Non-GAAP Financial Measures, continued
(dollars in thousands)	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013
Tier 1 Common Equity and Tier 1 Common Equity Ratio
Total shareholders' equity	$3,076,545	3,053,051	2,948,985	2,931,860
Less: Accumulated other comprehensive loss, net	24,827	13,716	41,258	29,514
Less: Goodwill	(24,431)	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(1,471)	(1,678)	(3,415)	(3,783)
Less: Disallowed deferred tax assets (3)	(529,342)	(547,786)	(618,516)	(647,828)
Other items	7,636	7,619	7,612	7,426
Tier 1 capital	$2,553,764	2,500,491	2,351,493	2,292,758
Less: Qualifying trust preferred securities	(10,000)	(10,000)	(10,000)	(10,000)
Less: Series C Preferred Stock, no par value	(125,980)	(125,980)	(125,862)	(125,400)
Tier 1 common equity	$2,417,784	2,364,511	2,215,631	2,157,358
Total risk-weighted assets	22,817,379	22,702,108	22,316,091	21,735,362
Tier 1 capital ratio	11.19%	11.01	10.54	10.55
Tier 1 common equity ratio	10.60%	10.42	9.93	9.93

Estimated Common Equity Tier 1 Ratio Under Basel III Rules (On a Fully Phased-in Basis)
Tier 1 common equity (Basel I)	$2,417,784
Add: Adjustment related to capital components	63,191
Estimated common equity Tier 1 under final Basel III rules without AOCI	$2,480,975
Estimated risk-weighted assets under final Basel III rules	23,624,802
Estimated common equity Tier 1 ratio under Basel III rules (on a fully phased-in basis)	10.50%

(1) Other credit costs consist primarily of foreclosed real estate expense, net.
(2) Consists of litigation settlement expenses, including loss contingency accruals, with respect to certain legal matters. Amounts for other periods presented herein are not reported separately as amounts are not material.
(3) Only one year of projected future taxable income may be applied in calculating deferred tax assets for regulatory capital purposes.
ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, Synovus' disclosure controls and procedures were effective.
Synovus regularly engages in productivity and efficiency initiatives to streamline operations, reduce expenses, and increase revenue. Additionally, investment in new and updated information technology systems has enhanced information gathering and processing capabilities; and allowed management to operate in a more centralized environment for critical processing and monitoring functions. Management of Synovus is responsible for identifying, documenting, and evaluating the adequacy of the design and operation of the controls implemented during each process change described above. There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, Synovus' internal controls over financial reporting.

PART II. – OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. Synovus, like many other financial institutions, has been the target of numerous legal actions and other proceedings asserting claims for damages and related relief for losses resulting from the recent financial crisis. These actions include claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including several purported putative class action matters. In addition to actual damages if Synovus does not prevail in any asserted legal action, credit-related litigation could result in additional write-downs or charge-offs of assets, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off occurred.
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

SYNOVUS FINANCIAL CORP.

November 5, 2014	By:	/s/ Thomas J. Prescott
Date		Thomas J. Prescott
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)