Form 10-K
period 2014-12-31
SYNOVUS FINANCIAL CORP
filed 2015-03-02
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-K

______________________________
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO ☒
As of June 30, 2014, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $3,186,674,083 based on the closing sale price of $24.38 reported on the New York Stock Exchange on June 30, 2014.
As of February 12, 2015, there were 134,922,132 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2015 (“Proxy Statement”)	Part III

SYNOVUS FINANCIAL CORP.

INDEX OF DEFINED TERMS

2019 Senior Notes – Synovus' outstanding 7.875% Senior Notes due February 15, 2019
ALCO – Synovus' Asset Liability Management Committee
ALL – allowance for loan losses
ARRA – American Recovery and Reinvestment Act of 2009
ASC – Accounting Standards Codification
ASR - accelerated share repurchase
ASU – Accounting Standards Update
AUM – assets under management
Basel III – The third Basel Accord developed by the Basel Committee on Banking Supervision to strengthen existing regulatory capital requirements
BHC – bank holding company
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
CET1 – Common Equity Tier 1 Capital defined by Basel III capital rules
CFPB – Consumer Finance Protection Bureau
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
EL – expected loss
EVE – economic value of equity

i

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
FHLB – Federal Home Loan Bank
FICO – Fair Isaac Corporation
FinCEN – The Treasury's financial crimes enforcement network
FINRA – Financial Industry Regulatory Authority
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
OTTI – other-than-temporary impairment

ii

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
Synovus Bank – A Georgia state-chartered bank, formerly known as Columbus Bank and Trust Company, and wholly-owned subsidiary of Synovus, through which Synovus conducts its banking operations
Synovus' 2014 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2014
Synovus Mortgage – Synovus Mortgage Corp., a wholly-owned subsidiary of Synovus Bank
Synovus Trust Company, N. A. – a wholly-owned subsidiary of Synovus Bank
TARP – Troubled Assets Relief Program
TBA – to-be-announced securities with respect to mortgage-related securities to be delivered in the future (MBSs and CMOs)
TDR – troubled debt restructuring (as defined in ASC 310-40)
the Treasury – United States Department of the Treasury
tMEDS – tangible equity units, each composed of a prepaid common stock purchase contract and a junior subordinated amortizing note
USA PATRIOT Act – Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism
VIE – variable interest entity, as defined in ASC 810-10
Visa – The Visa U.S.A. Inc. card association or its affiliates, collectively
Visa Class B shares – Class B shares of common stock issued by Visa which are subject to restrictions with respect to sale until all of the Covered Litigation has been settled
Visa Derivative – A derivative contract with the purchaser of Visa Class B shares which provides for settlements between the purchaser and Synovus based upon a change in the ratio for conversion of Visa Class B shares into Visa Class A shares
Visa IPO – The IPO of shares of Class A common stock by Visa, Inc. on March 25, 2008
Warrant – A warrant issued to the Treasury by Synovus to purchase up to 2,215,819 shares of Synovus common stock at a per share exercise price of $65.52 expiring on December 19, 2018.

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
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the commercial banking industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	the risk that competition in the financial services industry may adversely affect our future earnings and growth;

(2)	the risk that we may not realize the expected benefits from our efficiency and growth initiatives, which will negatively affect our future profitability;

(3)	the risk that our enterprise risk management framework may not identify or address risks adequately, which may result in unexpected losses;

(4)	the risk that our allowance for loan losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(5)	the risk that any future economic downturn could have a material adverse effect on our capital, financial condition, results of operations and future growth;

(6)
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

(9)	the risk that we may be unable to, or that we may be required to, make substantial expenditures to keep pace with the rapid technological changes in the financial services market;

(10)
risks related to a failure in or breach of our operational or security systems of our infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber-attacks or data security breaches which could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or cause losses;

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

(13)	our ability to attract and retain key employees;

(14)
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

(16)
changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, including any reduction in our credit ratings;

(17)	the risk that we may be unable to grow our deposits and as a result, may be subject to paying higher funding costs;

(18)	the impact on our borrowing costs, capital costs and our liquidity due to our status as a non-investment grade issuer;

(19)
restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(20)
the risk that we may be unable to pay dividends on our common ctock or Series C Preferred Stock or obtain any applicable regulatory approval to take certain capital actions, including any increases in dividends on our common stock, any repurchase of common stock (including repurchases under our current share repurchase program) or any other issuance or redemption of any other regulatory capital instruments;

(21)
our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions (including repurchases under our current share repurchase program);

(22)	the risk that we may not be able to realize all of the deferred tax assets in the future;

(23)
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

(25)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;

(26)	risks related to the fluctuation in our stock price;

(27)	the effects of any damages to Synovus' reputation resulting from developments related to any of the items identified above; and

(28)
other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part I - Item 1A.- Risk Factors" of this Report.

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

2014 Business Highlights
During 2014, Synovus continued to strengthen its franchise. Significant achievements during 2014 include the following:

•
Continued profitability - Net income available to common shareholders for 2014 was $185.0 million, a 56.1% increase from $118.6 million in 2013. Diluted earnings per share was $1.33 for 2014, up 50.5% from 2013.

•
Return of capital to shareholders - In October 2014, we announced a program to repurchase up to $250 million of our common stock as well as an increase in the quarterly dividend payable on our common stock from $0.07 per share to $0.10 per share, beginning with the dividend paid on January 2, 2015. As of December 31, 2014, we had repurchased, or entered into agreements to repurchase, $88.1 million of common stock.

•
Loan growth - Total loans grew by $1.04 billion or 5.2% from a year ago, driven by balanced growth across the entire loan portfolio. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Loans" of this Report for further information.

•
Deposit growth - Total deposits at December 31, 2014 increased $654.9 million, or 3.1%, from a year ago. Excluding brokered deposits and time deposits, total deposits increased $436.8 million or 2.7% from a year ago driven by an increase in non-interest bearing deposits.

•
Continued broad-based improvement in credit quality - Credit quality continued to improve. Non-performing loans declined $218.5 million, or 52.5% from December 31, 2013. Our NPL ratio was 0.94% as of December 31, 2014, down 114 basis points from December 31, 2013. Additionally, credit costs declined by 43.5% to $66.7 million, and the net charge-off ratio declined to 0.39% compared to 0.69% in 2013.

•
Continued focus on expense control - We completed the implementation of $30 million in targeted expense savings announced in January 2014. The expense savings from the implementation of these initiatives as well as continued expense management were offset by planned investments in talent, technology, and advertising. Total non-interest expense for 2014 was $745.0 million, up $3.5 million, or 0.5%, compared to 2013. Adjusted non-interest expense was $675.7 million in 2014, an increase of $5.2 million, or 0.8%, from 2013. See “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” in this Report for further information.

•
Continued investment in branding and technology - We launched a branding effort emphasizing our unique approach to serving customers as highlighted by our "bank of here" campaign. We continued to invest in technology, including the installation of almost 200 new ATMs and an improved Online Business Banking product for our business customers that provides tools to manage cash flow and other core business functions.

Management believes that these accomplishments provide continued momentum for long-term profitability and growth in 2015 and future periods.
Additional information relating to our business and our subsidiaries, including a detailed description of our operating results and financial condition for 2014, 2013 and 2012, our loan portfolio (by loan type), our credit quality metrics and our deposits is contained below and under "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.
Banking Operations
Synovus conducts its banking operations through Synovus Bank. Synovus Bank is a Georgia state-chartered bank. Synovus Bank operates through 28 locally-branded bank divisions throughout Alabama, Florida, Georgia, South Carolina and Tennessee. Synovus Bank offers commercial banking services and retail banking services. Our commercial banking services include cash management, asset management, capital markets services, institutional trust services and commercial, financial and real estate loans. Our retail banking services include accepting customary types of demand and savings deposits accounts; mortgage, installment and other retail loans; investment and brokerage services; safe deposit services; automated banking services; automated fund transfers; Internet-based banking services; and bank credit card services, including MasterCard and Visa services.

As of December 31, 2014, Synovus Bank operated under the following 28 locally-branded bank divisions in the following states:

Table 1 – Bank Divisions	State(s)
CB&T Bank of East Alabama	Alabama
Community Bank & Trust of Southeast Alabama	Alabama
The Bank of Tuscaloosa	Alabama
Sterling Bank	Alabama
First Commercial Bank of Huntsville	Alabama
First Commercial Bank	Alabama
The First Bank of Jasper	Alabama
The Tallahassee State Bank	Florida
Coastal Bank and Trust of Florida	Florida
First Coast Community Bank	Florida
Synovus Bank	Florida
Synovus Bank of Jacksonville	Florida
Columbus Bank and Trust Company	Georgia
Commercial Bank	Georgia
Commercial Bank & Trust Company of Troup County	Georgia
SB&T Bank	Georgia
The Coastal Bank of Georgia	Georgia
First State Bank and Trust Company of Valdosta	Georgia
First Community Bank of Tifton	Georgia
CB&T Bank of Middle Georgia	Georgia
Sea Island Bank	Georgia
Citizens First Bank	Georgia
AFB&T	Georgia
Bank of North Georgia	Georgia
Georgia Bank & Trust	Georgia
NBSC	South Carolina
The Bank of Nashville	Tennessee
Cohutta Banking Company	Tennessee and Georgia
The following chart reflects the distribution of our branch locations as of December 31, 2014, in each of the states in which we conduct banking operations:

Table 2 – Bank Branch Locations	Branches
Georgia	118
Alabama	41
South Carolina	39
Florida	49
Tennessee	11
Total	258

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
Business Developments
Synovus has traditionally focused on a strategy that includes expanding and diversifying its franchise in terms of revenues, profitability and asset size while maintaining a community banking, relationship-based approach to banking. This strategy has encompassed both organic growth and acquisitions of complementary banks and financial services businesses.
During 2014, we realigned our corporate, commercial, and retail bankers, and investment professionals to more effectively identify and pursue strategic customer relationships in our markets. We believe these changes simplify the way we deliver services to our customers and enable more consistent delivery across our footprint; leverage our relationship-based banking model to better align the strengths of our bankers with the needs of our customers; and position us to realize increased shareholder value.
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
Synovus conducts the majority of its lending activities within the framework of its relationship-based approach to banking, built on creating long-term relationships with its customers. The following tables summarize Synovus' loan portfolio by type at December 31, 2014 and 2013.

Table 3 – Loans by Type	2014		2013
(dollars in thousands)	Total Loans*	%	Total Loans*	%
Investment properties	$5,188,322	24.6%	$4,616,485	23.0%
1-4 family properties	1,135,562	5.4	1,185,060	5.9
Land acquisition	577,424	2.7	705,431	3.5
Total commercial real estate	6,901,308	32.7	6,506,976	32.4
Commercial, financial, and agricultural	6,226,034	29.5	5,895,265	29.4
Owner-occupied	4,066,979	19.3	4,036,186	20.1
Total commercial and industrial	10,293,013	48.8	9,931,451	49.5
Home equity lines	1,683,998	8.0	1,587,541	7.9
Consumer mortgages	1,694,061	7.9	1,519,068	7.5
Credit cards	253,649	1.2	256,846	1.3
Other retail loans	302,460	1.4	284,778	1.4
Total retail	3,934,168	18.5	3,648,233	18.1
Deferred fees and costs, net	(30,790)	nm	(28,862)	nm
Total loans, net of deferred fees and costs	$21,097,699	100.0%	$20,057,798	100.0%

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
Underwriting Approach
Recognizing that its loan portfolio is the primary source of revenue, Synovus' management believes that proper and consistent loan underwriting throughout Synovus' banking divisions is critical to Synovus' long-term financial success. Synovus' underwriting approach is designed to effectively govern the degree of assumed risk and ensure that its credit relationships conform to Synovus' overall risk philosophy. Synovus' underwriting standards address collateral requirements; guarantor requirements (including policies on financial statements, tax returns, and limited guarantees); requirements regarding appraisals and their review; loan approval hierarchy; standard consumer credit scoring underwriting criteria (including credit score thresholds, maximum maturity and amortization, loan-to-value limits, global debt service coverage, and debt to income limits); commercial real estate and C&I underwriting guidelines (including minimum debt service coverage ratio, maximum amortization, minimum equity requirements, maximum loan-to-value ratios); lending limits; and credit approval authorities. Additionally, Synovus utilizes a loan concentration policy to limit and manage its exposure to certain loan concentrations, including commercial real estate. The loan concentration policy provides a more detailed program for portfolio risk management and reporting, including limits on commercial real estate loans as a percentage of risk-based capital (in the aggregate and by loan type), large borrower concentration limits and monitoring, as well as portfolio mix monitoring. Synovus' underwriting process is structured to require oversight that is proportional to the size and complexity of the lending relationship.
Synovus utilizes a tiered credit approval process requiring all loans to be approved by concurring bank officers. Larger loans are approved by more senior bank officers as well as an independent senior credit officer, with the largest loans requiring approval of Synovus Bank's Loan Committee, which is comprised of the Chief Credit Officer, the Chief Community Banking Officer, the Chief Commercial Banking Officer, and other key executives of Synovus Bank. The centralized underwriting policy and philosophy also provides a structured, conservative approach to lending. For instance, loan-to-value limits on certain credits are lower than regulatory requirements, large borrower concentration limits are explicit, and bank division lending limits are lower than before the credit crisis. Furthermore, Synovus has established across all of its banking divisions more stringent underwriting requirements on certain types of commercial real estate lending, including loans for the purpose of financing shopping centers and hotels.
Commercial and Industrial (C&I) Loan Portfolio
The C&I loan portfolio represents the largest category of Synovus' total loan portfolio. Synovus' C&I loan portfolio is currently concentrated on small to middle market commercial and industrial lending disbursed throughout a diverse group of industries in the Southeast, including health care and social assistance, manufacturing, retail trade, real estate-related industries, finance and insurance, and wholesale trade. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are primarily originated through Synovus' local market banking divisions and made to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. At December 31, 2014, 39.5% of Synovus' total C&I loans represented loans for the purpose of financing owner-occupied properties. The primary source of repayment on these C&I loans is revenue generated from products or services offered by the borrower's business. The secondary source of repayment on these C&I loans is the real estate securing such loans. In accordance with Synovus' uniform lending policy, each loan undergoes a detailed underwriting process, which incorporates the uniform underwriting approach, procedures and evaluations described above. Approximately 91% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. Total C&I loans at December 31, 2014 were $10.29 billion, or 48.8%, of the total loan portfolio.
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
The Corporate Banking Group provides lending solutions to larger corporate clients and includes specialty units such as loan syndications and senior housing. These units partner with Synovus' local bankers to build relationships across the five-state footprint, as well as other selected areas in the southeastern and southwestern United States. To date, loan syndications consist primarily of loans where Synovus is participating in the credit (versus being the lead bank). Senior housing loans are typically extended to borrowers primarily in the assisted living, independent living, or memory care facilities sectors. The Corporate Banking Group also originates direct loans to well-capitalized public companies and larger private companies that operate in the five-state footprint as well as other states in the Southeast.
Commercial Real Estate Loan Portfolio
Synovus' commercial real estate loans consist of investment property loans, residential construction and development loans, land acquisition loans, and 1-4 family perm/mini-perm loans. As is the case with Synovus' C&I loans, the commercial real estate loans are primarily originated through Synovus Bank's local market banking divisions. Total commercial real estate loans as of December 31, 2014 were $6.90 billion, or 32.7%, of the total loan portfolio.
Investment Property Loans
Synovus' investment property loans are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Synovus' investment property portfolio is well diversified with no concentration by property type, geography (other than the fact that most of these loans are in Synovus' primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida) or tenants. These loans are generally recourse in nature with short-term maturities (3 years or less), allowing for restructuring opportunities which reduces Synovus' overall risk exposure. The investment property loans are primarily secured by the property being financed by the loans; however, they may also be secured by real estate or other assets beyond the property being financed. Investment property loans are subject to the same uniform lending policies and procedures described above, although such loans have historically been underwritten with stressed interest rates and vacancies. All investment property loans of $1 million or more are reviewed semi-annually to more closely monitor the performance of the portfolio. Total investment property loans as of December 31, 2014 were $5.19 billion, or 24.6%, of the total portfolio.
Residential Construction and Development and Land Acquisition Loans
The residential construction and development loans and land acquisition loans are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. These loans are generally subject to the same uniform lending policies and procedures described above. Land acquisition loans have a maximum loan-to-value limit which is aligned with regulatory requirements. Synovus has maintained the maximum loan-to-value limit for residential construction and development loans to levels more stringent than the current regulatory guidelines. At December 31, 2014, these loans were $904.1 million, or 13.1%, of the total commercial real estate loan portfolio, compared to $1.03 billion or 15.9% of the total commercial real estate portfolio at December 31, 2013.
1-4 Family Perm/Mini-Perm Loans
1-4 family perm/mini-perm loans are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. These loans are subject to the same uniform lending policies and procedures described above. Additionally, underwriting standards for these types of loans include stricter approval requirements as well as more stringent underwriting standards than current regulatory guidelines. At December 31, 2014, these loans totaled $808.9 million, or 11.7% of the total commercial real estate portfolio.

Retail Loan Portfolio
Synovus' retail loan portfolio consists of a wide variety of loan products offered through its banking network, including residential mortgages, home equity lines, credit card loans, and other retail loans. These various types of secured and unsecured retail loans are marketed to qualifying existing clients and to other creditworthy candidates in Synovus' market area. The majority of Synovus' retail loans are consumer mortgages secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Total retail loans as of December 31, 2014 were $3.93 billion, or 18.5%, of the total loan portfolio.
In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that is proportional to the size and complexity of the lending relationship. Retail loans are subject to the same uniform lending policies referenced above and consist primarily of loans with strong borrower credit scores (weighted average FICO scores within the retail residential real estate portfolio were 772 and 768 (HELOCs), respectively, and 735 and 720 (Consumer Mortgages), respectively, at December 31, 2014 and 2013), conservative debt-to-income ratios (average HELOCs debt-to-income ratio of 30.8% and 28.6%, respectively, at December 31, 2014 and 2013), utilization rates (total amount outstanding as a percentage of total available lines) of 61.3% at both December 31, 2014 and 2013, and loan-to-value ratios based upon prudent guidelines to ensure consistency with Synovus' overall risk philosophy. At December 31, 2014 and 2013, 33% and 34%, respectively, of our home equity lines balances were secured by a first lien while 67% and 66%, respectively, were secured by a second lien. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.
Mortgage Banking
Synovus originated $1.04 billion in residential mortgage loans in 2014. Synovus offers various types of fixed-rate and adjustable-rate loans for the purpose of purchasing, refinancing or constructing residential properties. The majority of the originated loans are conforming mortgage loans for owner-occupied properties. Conforming loans are loans that are underwritten in accordance with the underwriting standards set forth by government sponsored entities such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These loans are generally collateralized by 1-4 family residential real estate properties and are made to borrowers in good credit standing.
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
Other Loans Held for Sale Portfolio
With the exception of certain first lien residential mortgage loans, Synovus originates loans with the intent to hold those loans for the foreseeable future. Loans or pools of distressed loans are transferred to the other loans held for sale portfolio when management makes the decision to sell specifically identified loans. The value of the loans or pools of loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated market prices of similar assets less estimated costs to sell. At the time of transfer, if the estimated fair value less selling costs is less than the carrying amount of the specific loans, with such difference generally being attributable to declines in credit quality, the shortfall is recorded as a charge-off against the allowance for loan losses. At December 31, 2014 the carrying value of other loans held for sale was $3.6 million.

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
Monitoring of Collateral
Synovus' loan portfolio and the collateral securing such loans is predominantly located in a five state market consisting of Georgia, Florida, South Carolina, Alabama, and Tennessee. C&I loans represent 48.8% of the total loan portfolio at December 31, 2014. These loans are predominantly secured by owner-occupied and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, and time deposits. Total commercial real estate loans represent 32.7% of the total loan portfolio at December 31, 2014. These loans are primarily secured by commercial real estate, including 1-4 family properties, land, and investment properties. The collateral generally consists of the property being financed by the loans; however, collateral may also include real estate or other assets beyond the property being financed. Retail loans at December 31, 2014 totaled $3.93 billion, or 18.5%, of the total loan portfolio. Of this amount, $3.38 billion consists of consumer mortgages secured by first and second liens on residential real estate. Credit card loans represent $253.6 million of this amount, and these loans are generally unsecured. Other retail loans represent $302.5 million of this amount, and they are primarily secured by collateral consisting of marketable securities, automobiles, time deposits, and cash surrender value of life insurance.
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
It is the Company's policy to obtain, on a periodic basis, an updated appraisal from an independent, unaffiliated certified or licensed appraiser for loan relationships of $1 million and over when at least one of the loans in the relationship is on non-accrual status. For relationships under $1 million, while independent appraisals are not mandated by the Company's policies, management will obtain such appraisals when considered prudent. For credits that are not on impaired status, Synovus generally obtains an unaffiliated third-party appraisal of the value of the real estate collateral prior to each loan renewal. Additionally, if conditions warrant (e.g., loans that are not considered impaired but exhibit a higher or potentially higher risk), Synovus engages an unaffiliated appraiser to reappraise the value of the collateral on a more frequent basis. Examples of circumstances that could warrant a new appraisal on an existing performing credit include instances in which local market conditions where the real estate collateral is located have deteriorated, the collateral has experienced damage (e.g., fire, wind damage, etc.), the lease or sell-out of the collateral has not met the original projections, and the net operating income of the collateral has declined. In circumstances where the collateral is no longer considered sufficient, Synovus seeks to obtain additional collateral. Examples of adjustments made quarterly to appraised values include broker's commission, unpaid real estate taxes, attorney's fees, other estimated costs to dispose of the property, known damage to the property, known declines in the net operating income of the property or rent rolls, as well as third-party market data.
Loan Guarantees
In addition to collateral, Synovus generally requires a guarantee from all principals on all commercial real estate and commercial and industrial lending relationships. Specifically, Synovus generally obtains unlimited guarantees from any entity (e.g., individual, corporation, or partnership) that owns or controls 50 percent or more of the borrowing entity. Limited guarantees on a pro-rata basis are generally required for all 20 percent or more owners.
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

Unsecured Loans
At December 31, 2014, Synovus had unsecured loans totaling $926.6 million, which represents approximately 5% of total loans. This segment of our portfolio includes $253.6 million in credit card loans and approximately $673 million in commercial loans to borrowers that are primarily in the manufacturing, insurance, financial services, utilities, and religious organization sectors.
Provision for Loan Losses and Allowance for Loan Losses
Despite credit standards, effective operation of internal controls, and a continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. The provision for loan losses is the charge to operating earnings necessary to maintain an adequate allowance for loan losses. Through the provision for loan losses, Synovus maintains an allowance for losses on loans that management believes will absorb probable losses inherent within the loan portfolio. However, future additions to the allowance may be necessary based on changes in economic conditions, as well as changes in assumptions regarding a borrower's ability to pay and/or collateral values. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review Synovus Bank's allowance for loan losses. Based on their judgments about information available to them at the time of their examination, such agencies may require Synovus Bank to recognize additions to its allowance for loan losses.
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
Non-performing Assets and Past Due Loans
Non-performing assets consist of loans classified as non-accrual, impaired loans held for sale and real estate acquired through foreclosure. Synovus' management continuously monitors non-performing and past due loans to prevent further deterioration regarding the condition of these loans. Synovus' total non-performing assets of $286.8 million at December 31, 2014 have declined $993.5 million or 77.6% since 2010.
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
Our investment strategy focuses on the use of the investment securities portfolio to generate interest income and to assist in the management of interest rate risk. Synovus also utilizes a significant portion of its investment portfolio to secure certain deposits and other liabilities requiring collateralization. At December 31, 2014, $2.12 billion of these investment securities were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements. The investment securities portfolio consists primarily of mortgage-backed securities issued by U.S. government agencies and U.S. GSEs, both of which have a high degree of liquidity and limited credit risk. A mortgage-backed security depends on the underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. At December 31, 2014, all of the collateralized mortgage obligations and mortgage-backed pass-through securities held by Synovus were issued or backed by federal agencies or GSEs.

Funding Activities
Liquidity represents the extent to which Synovus has readily available sources of funding to meet the needs of depositors, borrowers, and creditors, to support asset growth, and to otherwise sustain operations of Synovus and its subsidiary, at a reasonable cost, on a timely basis, and without adverse consequences. Core deposits represent the largest source of funds for lending and investing activities. Scheduled payments, as well as prepayments, from our loan and investment portfolios also provide a source of funds. Additional funding sources which provide liquidity include FHLB advances, brokered deposits and other short-term borrowed funds, as well as through equity and debt issued through the capital markets. Following is a brief description of the various sources of funds used by Synovus. For further discussion relating to Synovus' funding sources, see “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits,” “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Long-term Debt and Short-term Borrowings" of this Report.
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
Borrowed Funds and Non-Deposit Liquidity
Synovus' ability to borrow funds from non-deposit sources provides additional flexibility in meeting the liquidity needs of Synovus. Synovus generates non-deposit liquidity through scheduled payments and prepayments of loans and investment securities and access to sources of funds other than deposits. Synovus Bank has the capacity to access funding through its membership in the FHLB. At December 31, 2014, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company level for various operating needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our common stock and preferred stock, share repurchases and payment of general corporate expenses. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and the FDIC.
During 2012, Synovus Bank did not pay dividends to the Parent Company. On July 19, 2013, the Parent Company received a $680.0 million dividend from Synovus Bank, which Synovus utilized along with the net proceeds from its July common stock and Series C Preferred Stock offerings to redeem its $967.9 million of Series A Preferred Stock on July 26, 2013. During 2014, Synovus Bank received regulatory approval and paid upstream dividends totaling $182.0 million to Synovus Financial Corp. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall condition. See “Part I - Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results.”.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs through the near future. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I – Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results.".

Enterprise Risk Management
As a financial services organization, Synovus accepts a certain degree of risk with each business decision it makes. Risk management does not eliminate risk, but seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. Understanding our risks and managing them appropriately can enhance our ability to make better decisions, deliver on objectives, and improve performance. A risk management framework has been established within Synovus, which begins with the Board of Directors, working primarily with the Risk Committee of the Board. The Risk Committee fulfills the overarching oversight role for the risk management process, including approval of risk tolerance levels and risk policies and limits, monitoring key and emerging risks, and reviewing risk assessments. In addition, oversight of certain risk is allocated to all other committees of the Board who meet regularly and report to the Board.
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
Management believes that Synovus' primary risk exposures are operational, regulatory compliance, credit, liquidity, and strategic risk. Operational risk arises from the potential that inadequate information systems, operational problems, inadequate or failed internal controls, human error, fraud or external events will result in unexpected losses. Compliance risk arises from nonconformance with laws, rules, and regulations that apply to the financial services industry and exposes the Company to monetary penalties, enforcement actions, or other sanctions. Credit risk is risk of loss arising from our borrowers' or counterparties' inability to meet the financial terms of any contract with the Company, or other failure to perform as agreed. Liquidity risk arises from an inability of the Company to meet current or future obligations when they come due without incurring unacceptable losses. Strategic risk arises from threats to long-term growth and strategic direction such as the ability to meet competitive challenges, attract and retain customers, prevent or mitigate cyber security attacks, keep pace with technological changes, and develop new products and services.
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
As of December 31, 2014, we were the second largest bank holding company headquartered in Georgia, based on assets. Customers for financial services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although our market share varies in different markets, we believe that our community-focused relationship banking approach enables us to compete effectively with other banks and thrifts in their relevant market areas.
Employees
As of December 31, 2014, Synovus had 4,511 employees compared to 4,696 employees at December 31, 2013.
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
General
Bank holding companies and financial holding companies are subject to supervision and regulation by the Board of Governors of the Federal Reserve System, which we refer to as the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended. In addition, the Georgia Department of Banking and Finance, or GA DBF, regulates holding companies that own Georgia-chartered banks under the bank holding company laws of the State of Georgia. Synovus Bank, which is not a member of the Federal Reserve System, is subject to primary regulation and examination by the Federal Deposit Insurance Corporation, which we refer to as the FDIC, and by its state banking regulator, the GA DBF. Numerous other federal and state laws, as well as regulations promulgated by the Federal Reserve Board, the GA DBF, and the FDIC govern almost all aspects of the operations of Synovus Bank. Synovus Trust Company, N.A., a subsidiary of Synovus Bank that provides trust services, is organized as a national trust bank and thus is subject to regulation and supervision by the Office of the Comptroller of the Currency. Various federal and state bodies regulate and supervise our non-bank subsidiaries including our brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the SEC, the Financial Industry Regulatory Authority, federal and state banking regulators and various state regulators of insurance and brokerage activities.
In addition, we are subject to supervision and regulation by the Consumer Financial Protection Bureau, which we refer to as the CFPB, with regard to our offering and provision of consumer financial products and services. The CFPB was established by the Dodd-Frank Act of 2010, which is discussed in greater detail below. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB has rulemaking authority for a range of federal consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act, and the Real Estate Settlement Procedures Act). The CFPB has the authority to supervise and examine depository institutions, like Synovus Bank, with more than $10 billion in assets, together with all affiliates of such a depository institution, like us and our subsidiaries, for compliance with these federal consumer financial protection laws. Finally, the CFPB has broad enforcement authority with regard to compliance with federal consumer financial protection laws.
Permitted Activities
The BHC Act limits the activities in which bank holding companies and their subsidiaries may engage. A bank holding company and its subsidiaries are generally permitted to engage in or acquire direct or indirect control of more than 5 percent of the voting shares of any company engaged in those activities that are “closely related to banking” as defined by the Federal Reserve Board.
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
A bank holding company, such as us, may file an election with the Federal Reserve Board to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that the company's insured depository institution subsidiary is “well capitalized” and “well managed.” Additionally, the rating of the bank holding company's subsidiary bank(s) under the Community Reinvestment Act of 1977 must be satisfactory or better. We have made such an election and are treated as a financial holding company. As such, we may engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If either of our depository institution subsidiaries, Synovus Bank or Synovus Trust Company, ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary. In addition, if Synovus Bank receives a rating of less than satisfactory under the Community Reinvestment Act, we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, including those described above, the company must enter into an agreement with the Federal Reserve Board to comply with all applicable requirements. If the company does not return to compliance within 180 days, the Federal Reserve Board may order the company to divest its subsidiary bank or the company may discontinue or divest investments in companies engaged in, activities permissible only for a financial holding company.
Actions by Federal and State Regulators
Like all bank and financial holding companies, we are regulated extensively under federal and state law. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve Board, and separately the FDIC as the insurer of bank deposits, have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or other resources, or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our bank regulators can require us or our subsidiaries to enter into informal or formal supervisory agreements, including board resolutions, MOUs, written agreements and consent or cease and desist orders, pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.
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
Change in Control
Subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve Board approval prior to any person or company acquiring “control” of a bank or bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25 percent or more of any class of voting securities, and is rebuttably presumed to exist if a person acquires 10 percent or more, but less than 25 percent, of any class of voting securities and either the company has registered securities under Section 12 of the Exchange Act or no other person owns a greater percentage of that class of voting securities immediately after the transaction. In certain cases, a company may also be presumed to have control under the Bank Holding Company Act if it acquires 5 percent or more of any class of voting securities. Our common stock and preferred stock is registered under Section 12 of the Exchange Act.
On September 22, 2008, the Federal Reserve Board issued a policy statement on non-controlling equity investments in banks and bank holding companies, that permits investors to (1) acquire up to 33 percent of the total equity of a target bank or bank holding company, subject to certain conditions, including (but not limited to) that the investing firm does not acquire 15 percent or more of any class of voting securities, and (2) designate at least one director, without triggering the various regulatory requirements associated with control.

Standards for Safety and Soundness
The Federal Deposit Insurance Act requires the federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (1) internal controls, information systems and audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate risk exposure; and (5) asset quality. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits, including a prohibition on any compensatory arrangement that would provide any executive officer, employee, director, or principal shareholder of the institution with excessive compensation, fees or benefits and any compensatory arrangement that could lead to material financial loss to an institution. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.
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
The Federal Reserve Board may restrict our ability to pay dividends on any class of stock or any other Tier 1 capital instrument if we are not deemed to have a strong capital position. In addition, we may have to reduce or eliminate dividends if:

•	our net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
•our prospective rate of earnings retention is not consistent with our capital needs and overall current and prospective financial condition; or
•we will not meet, or are in danger of not meeting, the minimum regulatory capital adequacy ratios.
Further, Federal Reserve Board guidance provides that bank holding companies should consult with the Federal Reserve Board before taking any actions that could result in a diminished capital bases, including increasing dividends or redeeming or repurchasing common stock or other regulatory capital instruments.
The Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has in some cases discouraged payment unless both asset quality and capital are very strong. Additionally, we are subject to contractual restrictions that limit our ability to pay dividends if there is an event of default under such contract.
The primary sources of funds for our payment of dividends to our shareholders are cash on hand and dividends from Synovus Bank and our non-bank subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that Synovus Bank and our non-bank subsidiaries may pay. Synovus Bank is a Georgia bank. Under the regulations of the GA DBF, a Georgia bank must have approval of the GA DBF to pay cash dividends if, at the time of such payment:

•	the ratio of Tier 1 capital to adjusted total assets is less than 6 percent;
•the aggregate amount of dividends to be declared or anticipated to be declared during the current calendar year exceeds
50 percent of its net after-tax profits before dividends for the previous calendar year; or
•its total classified assets in its most recent regulatory examination exceeded 80 percent of its Tier 1 capital plus its allowance for loan and lease losses.
In addition, the Georgia Financial Institutions Code contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings without the approval of the GA DBF. As a result of this restriction, Synovus Bank is currently required to seek approval from the GA DBF to pay dividends.
The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company, if the institution would thereafter be undercapitalized. In addition, federal banking regulations applicable to us and our bank subsidiaries require minimum levels of capital that limit the amounts available for payment of dividends. Finally, “stress testing requirements” established by the Dodd-Frank Act, which are described below in “Our Capital Requirements,” may impact the ability of some banks and bank holding companies to pay dividends.

See “Part II - Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities - Dividends” and “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Parent Company” of this Report for further information.
Capital
We are required to comply with the capital adequacy standards established by the Federal Reserve Board and our bank subsidiary must comply with similar capital adequacy standards established by the FDIC. As a financial holding company, we, Synovus Bank, and Synovus Trust Company are required to maintain capital levels required for a well-capitalized institution, as that term is defined in “Prompt Corrective Action for Undercapitalization” below.
Our Capital Requirements
The Federal Reserve Board has issued guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company or financial holding company and in analyzing applications to it under the Bank Holding Company Act. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items and that define and set minimum regulatory capital requirements. Effective on January 1, 2015, this regulatory capital framework changed in important respects for us as a result of new rules (“Basel III Capital Rules” or “Revised Rules”) implementing the Dodd-Frank Act and a separate, international regulatory capital initiative known as “Basel III”. Among other things, the Basel III Capital Rules raised the minimum thresholds for required capital and revised certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum thresholds. While the rules became effective on January 1, 2014 for certain large banking organizations, most U.S. banking organizations, including Synovus and Synovus Bank, have had until January 1, 2015 to begin complying with this new framework.
Through December 31, 2014, the applicable capital guidelines require all bank holding companies to maintain Tier 1 Capital of at least 4 percent of risk-weighted assets, Total Capital (the sum of Tier 1 Capital and Tier 2 Capital) of at least 8 percent of risk-weighted assets and Tier 1 Capital of at least 4 percent of adjusted quarterly average assets. Under this framework, Tier 1 Capital consists principally of shareholders' equity less any amounts of disallowed deferred tax assets, goodwill, other intangible assets, non-financial equity investments, and other items that are required to be deducted by the Federal Reserve Board. Tier 2 Capital consists principally of perpetual and trust preferred stock that is not eligible to be included as Tier 1 Capital, term subordinated debt, intermediate-term preferred stock and, subject to limitations, general allowances for loan and lease losses.
The Basel III Capital Rules make substantial changes to this existing framework. Among other things, the Revised Rules (1) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (2) specified that Tier 1 Capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting certain requirements, (3) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (4) expanded the scope of the deductions/adjustments from capital that apply to Synovus and other banking organizations. Under the Revised Rules, for most banking organizations, including Synovus, the most common form of “Additional Tier 1 Capital” will be non-cumulative perpetual preferred stock, such as our Series C Preferred Stock, and the most common form of Tier 2 capital will be subordinated notes and a portion of the allocation for loan losses, in each case, subject to certain specific requirements set forth in the regulation. Under the Revised Rules, certain hybrid securities, such as trust preferred securities, do not qualify as Tier 1 capital.
Under the rules applicable to our 2014 results, assets are adjusted under the risk-based guidelines to take into account different risk characteristics. Average assets for this purpose do not include disallowed deferred tax assets, goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier 1 Capital. The Revised Rules changed risk weights for certain assets and off-balance sheet exposures that will result in higher risk weights for a variety of asset categories, including a 150% risk weight (instead of a 100% risk weight) for certain high volatility commercial real estate acquisition, development and construction loans.
Further, the Revised Rules set forth the following minimum capital ratios, effective January 1, 2015:

•	4.5 percent CET1 to risk-weighted assets.

•	6.0 percent Tier 1 Capital to risk-weighted assets.

•	8.0 percent Total Capital to risk-weighted assets.

•	4.0 percent Tier 1 leverage ratio to average consolidated assets.
As discussed below, the Revised Rules also provide for changes to the Prompt Corrective Action framework to correspond to these new minimum capital thresholds.
The Revised Rules provide for a number of deductions from and adjustments to CET1, which include the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter until fully phased-in at January 1, 2018).
The Basel III Capital Rules also introduce a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to the required minimum CET1, Tier 1, and Total Capital ratios identified above. The “capital conservation buffer,” which must consist entirely of CET1, is designed to absorb losses during periods of economic stress. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a three-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Thus, when the capital conservation buffer is fully phased in on January 1, 2019, the Revised Rules will require us to maintain: (1) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus the 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%, (2) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, effectively resulting in a minimum Tier 1 capital ratio of 8.5%, (3) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of 10.5% and (4) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.
Under capital standards applicable to our 2014 results, the effects of accumulated other comprehensive income items included in shareholders’ equity under U.S. GAAP were excluded for the purposes of determining regulatory capital ratios. Under the Revised Rules, the effects of certain accumulated other comprehensive items are not excluded. However, the Revised Rules permit most banking organizations, including us and Synovus Bank, to make a one-time permanent election to continue to exclude these items, which must be made when we and Synovus Bank file the first of certain periodic regulatory reports after January 1, 2015. Synovus and Synovus Bank plan to make the permanent election to exclude accumulated other comprehensive income from regulatory capital by selecting the "opt-out" election on the March 31, 2015 Call Report and FR Y-9C; thus, Synovus and Synovus Bank will retain the same accumulated other comprehensive income treatment as under the regulatory capital rules in effect prior to January 1, 2015.
As of December 31, 2014, based on management’s interpretation of the Revised Rules, Synovus meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in this Report for applicable reconciliation.
Regardless, complying with the Revised Rules will likely affect our operations going forward.
We are also subject to “stress testing” requirements that are designed to require banking organizations to assess the potential impact of different scenarios on their earnings, losses, and capital over a set time period, with consideration given to certain relevant factors, including the organization's condition, risks, exposures, strategies, and activities. Specifically, banking organizations with total consolidated assets of more than $10 billion but less than $50 billion are required to conduct annual company-run stress tests, report the results to their primary federal regulator and the Federal Reserve Board, and publish a summary of the results. Among other things, these rules establish stress test methodologies, set forth the form of the report that must be submitted, and require publication of a summary of results. Under the rules, stress tests must be conducted using certain scenarios (baseline, adverse and severely adverse), which the Board will publish by November 15 of each year. In addition, the rules require such organizations to begin publicly disclosing a summary of certain stress test results (i.e., results under the “severely adverse” scenario). Based on September 30, 2014 financial statement data, we and Synovus Bank are required to submit stress test results to the Federal Reserve and the FDIC, respectively, by March 31, 2015 and publish a summary of the results between June 15 and June 30, 2015.
In addition, the banking agencies have issued guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets, which outlines four “high-level” principles for stress testing practices that should be a part of a banking organization's stress-testing framework. Regulators have stated that they expect banking organizations subject to the guidance to comply with these principles when conducting stress testing in accordance with the Dodd-Frank Act requirements discussed above. The guidance calls for a banking organization’s stress testing framework to (1) include activities and exercises that are tailored to and sufficiently capture the banking organization's exposures, activities and risks; (2) employ multiple conceptually sound stress testing activities and approaches; (3) be forward-looking and flexible; and (4) be clear, actionable, well-supported, and used in the decision-making process.
See "Part I - Item 1A. Risk Factors - We may be required to undertake additional strategic initiatives to improve our capital position due to changes in economic conditions or changes in regulatory capital rules." of this Report.
Synovus Bank's Capital Requirements
To be well-capitalized under the existing Prompt Corrective Action rules applicable to our 2014 results, Synovus Bank must generally maintain a Total Capital (the sum of Tier 1 Capital and Tier 2 Capital) ratio of 10 percent or greater, a Tier 1 Capital ratio of 6 percent or greater, and a leverage ratio of 5 percent or greater. For the purposes of these tests, Tier 1 Capital consists principally of shareholder's equity less any amounts of disallowed deferred tax assets, goodwill and certain core deposit intangibles.

Tier 2 Capital consists of non-qualifying preferred stock, certain types of debt and the eligible portion of the allowance for loan losses.
For our 2014 results, in measuring the adequacy of capital, assets are weighted for risk at rates that generally range from zero percent to 100 percent. Certain assets, such as most cash instruments and U.S. Treasury securities, have a zero risk weighting. Others, such as certain commercial and consumer loans, have a 100 percent risk weighting. Risk weightings are also assigned for off-balance sheet items such as unfunded loan commitments. The various items are multiplied by the appropriate risk-weighting to determine risk-adjusted assets for the capital calculations. For the leverage ratio mentioned above, assets are not risk-weighted.
Capital Ratios
Certain regulatory capital ratios for Synovus and Synovus Bank as of December 31, 2014 are shown in the following table, applying the capital rules applicable to our 2014 results.

Table 4 – Capital Ratios as of December 31, 2014
	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Synovus	Synovus Bank
Tier 1 capital ratio	4.0%	6.0%	10.86%	12.76%
Total risk-based capital ratio	8.0	10.0	12.75	13.89
Leverage ratio	4.0	5.0	9.67	11.39

See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Regulatory Capital" of this Report for further information.
Prompt Corrective Action for Undercapitalization
The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established a system of prompt corrective action to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators are required to rate insured depository institutions on the basis of five capital categories as described below. The federal banking regulators are also required to take mandatory supervisory actions and are authorized to take other discretionary actions, with respect to insured depository institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the insured depository institution is assigned. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an insured depository institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. The thresholds for each of these categories were recently revised pursuant to the Basel III Capital Rules, which are discussed above in “Our Capital Requirements.” These revised categories apply to Synovus Bank beginning on January 1, 2015, and are discussed below. Under the regulations, all insured depository institutions are assigned to one of the following capital categories:

•
Well Capitalized - The insured depository institution exceeds the required minimum level for each relevant capital measure. A well capitalized insured depository institution is one (1) having a total risk-based capital ratio of 10 percent or greater, (2) having a Tier 1 risk-based capital ratio of 6 percent or greater, (3) having a leverage capital ratio of 5 percent or greater, and (4) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. Under the Revised Rules that took effect on January 1, 2015, a well-capitalized insured depository institution is one (1) having a total risk-based capital ratio of 10 percent or greater, (2) having a Tier 1 risk-based capital ratio of 8 percent or greater, (3) having a CET1 capital ratio of 6.5 percent or greater, (4) having a leverage capital ratio of 5 percent or greater and (5) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•
Adequately Capitalized - The insured depository institution meets the required minimum level for each relevant capital measure. An adequately capitalized insured depository institution is one (1) having a total risk-based capital ratio of 8 percent or greater, (2) having a Tier 1 risk-based capital ratio of 4 percent or greater, and (3) having a leverage capital ratio of 4 percent or greater, or a leverage capital ratio of 3 percent or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system; and (4) failing to meet the definition of a well capitalized bank. Under the Revised Rules, an adequately-capitalized depository institution is one having (1) a total risk-based capital ratio of 8 percent or more, (2) a Tier 1 capital ratio of 6 percent or more, (3) a CET1 capital ratio of 4.5 percent or more, and (4) a leverage ratio of 4 percent or more.

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

The prompt corrective action regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines after notice and opportunity for hearing or response that the institution (1) is in an unsafe or unsound condition or (2) has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution's classification within the five categories. Our management believes that we and our insured bank subsidiary, Synovus Bank, have the requisite capital levels to qualify as well capitalized institutions under the FDICIA regulations. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Regulatory Capital" of this Report for further information.
If an institution fails to remain well-capitalized, it will be subject to a variety of enforcement remedies that increase as the capital condition worsens. For instance, FDICIA generally prohibits an insured depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized as a result. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution's holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
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
Deposit Insurance and Assessments
Deposits at Synovus Bank are insured by the DIF as administered by the FDIC, up to the applicable limits established by law. The Dodd-Frank Act amended the statutory regime governing the DIF. Among other things, the Dodd-Frank Act established a minimum designated reserve ratio of 1.35% of estimated insured deposits (which the FDIC has set at 2.0% each year since 2010), required that the fund reserve ratio reach 1.35% by September 30, 2020, and directed the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the Dodd-Frank Act requires the assessment base to be an amount equal to the average consolidated total assets of the insured depository institution during the assessment period, minus the sum of the average tangible equity of the insured depository institution during the assessment period and an amount the FDIC determines is necessary to establish assessments consistent with the risk-based assessment system found in the Federal Deposit Insurance Act.
Under the FDIC’s rules, the total base assessment rates vary depending on the DIF reserve ratio. For example, for banks in the best risk category, the total base assessment rates will be between 2.5 and 9 basis points when the DIF reserve ratio is below 1.15%, between 1.5 and 7 basis points when the DIF reserve ratio is between 1.15% and 2.0%, between 1 and 6 basis points when the DIF reserve ratio is between 2.0% and 2.5% and between 0.5 and 5 basis points when the DIF reserve ratio is 2.5% or higher.
In addition, the FDIC collects FICO deposit assessments, which are calculated off of the assessment base described above. FICO assessments are set quarterly, and it was 0.620 (annual) basis points for all four quarters in 2014. Synovus Bank pays the deposit insurance assessment and pays the quarterly FICO assessments.

With respect to brokered deposits, an insured depository institution must be well-capitalized in order to accept, renew or roll over such deposits without FDIC clearance. An adequately capitalized insured depository institution must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits. Undercapitalized insured depository institutions generally may not accept, renew or roll over brokered deposits.See the “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits” of this Report for further information.
Dodd-Frank Act; Future Changes to Legal Framework
The Dodd-Frank Act of 2010 brought about a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies. Key provisions of the Dodd-Frank Act that have impacted or are likely to impact the operations of Synovus or Synovus Bank include:

•	Creation of the CFPB with with centralized authority, including rulemaking, examination and enforcement authority, for consumer protection in the banking industry.

•	New limitations on federal preemption.

•
New prohibitions and restrictions on the ability of a banking entity to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund (known as the "Volcker Rule").

•	Application of new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital.

•	Requirement that the company and its subsidiary banks be well capitalized and well managed in order to engage in activities permitted for financial holding companies.

•	Changes to the assessment base for deposit insurance premiums.

•	Permanently raising the FDIC's standard maximum insurance amount to $250,000.

•	Repeal of the prohibition on the payment of interest on demand deposits, therereby permitting depository institutions to pay interest on business transaction and other accounts.

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
Volcker Rule
In December 2013, the Federal Reserve Board and other regulators jointly issued final rules implementing requirements of a new Section 13 to the Bank Holding Company Act, commonly referred to as the “Volcker Rule.”
The Volcker Rule generally prohibits Synovus and its subsidiaries from (i) engaging in proprietary trading for its own account, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which Synovus and its subsidiaries may continue to engage, and requires us to implement a compliance program.

The regulators provided for a Volcker Rule conformance date of July 21, 2015. Conformance with the provisions prohibiting certain “covered funds” activities has since been extended issued by a Federal Reserve Board order that provided for an extension of the Volcker Rule conformance period for legacy ownership interests and sponsorship of covered funds until July 21, 2016. The Federal Reserve Board expressed its intention to grant the last available statutory extension for such covered funds activities until July 21, 2017, by an order to be issued in 2015.
The Volcker Rule will further restrict and limit the types of activities in which Synovus and its subsidiaries may engage. Moreover, it will require Synovus and its subsidiaries to adopt complex compliance monitoring and reporting systems in order to assure compliance with the rule while engaging in activities that Synovus and its subsidiaries currently conduct.
Consumer Protection Regulations
Retail activities of banks are subject to a variety of statutes and regulations designed to protect consumers, which for us and our subsidiaries and affiliates are enforced at the federal level by the CFPB. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act and Regulation Z , governing disclosures of credit terms to consumer borrowers;

•
the Real Estate Settlement Procedures Act and Regulation X, providing for certain practices and disclosures in residential real estate lending (including disclosures integrated with those required by Regulation Z);

•
the Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act and Regulation B, on the basis of race, color, religion, national origin, sex, marital status, age or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act and Regulation V, governing the use and provision of information to consumer reporting agencies;

•	the Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the guidance of the various federal agencies charged with the responsibility of implementing such federal laws.
Deposit operations also are subject to:

•	the Truth in Savings Act and Regulation DD, which requires disclosure of deposit terms to consumers;

•	Regulation CC, which relates to the availability of deposit funds to consumers;

•
the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services, as well as electronic transfers initiated by consumers in the U.S. to recipients in foreign countries.

The CFPB adopted a rule that implements the ability-to-repay and qualified mortgage provisions of the Dodd-Frank Act (the “ATR/QM rule”), which took effect on January 10, 2014, and has impacted our residential mortgage lending practices, and the residential mortgage market generally. The ATR/QM rule requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The ATR/QM rule defines a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43 percent. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). In addition, the banking regulators have issued final rules that require the securitizer of asset-backed securities to retain not less than 5 percent of the credit risk of the assets collateralizing the asset-backed securities, unless subject to an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.” These definitions are expected to significantly shape the parameters for the majority of consumer mortgage lending in the U.S.
Reflecting the CFPB's focus on the residential mortgage lending market, the CFPB has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) and has finalized, integrated mortgage disclosure rules that replace and combine certain requirements under the Truth in Lending Act and the Real Estate Settlement Procedures Act. The CFPB has indicated that it expects to issue additional mortgage-related rules in the future.
In addition, there are a number of significant consumer protection standards that apply to functional areas of operation (rather than applying only to loan or deposit products). For example, the Federal Reserve Board issued rules establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. However, these rules are the subject of ongoing litigation and may change as a result. The FDIC has also issued rules aimed at protecting consumer in connection with retail foreign exchange transactions.
In recent years, the Federal Reserve Board and the CFPB have made a number of changes to Regulation E. For example, financial institutions are prohibited from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Regulation E amendments also require financial institutions to provide consumers with a notice that explains the financial institution's overdraft services, including the fees associated with the service and the consumer's choices. Financial institutions also must monitor overdraft payment programs for “excessive or chronic” customer use and undertake “meaningful and effective” follow-up action with customers that overdraw their accounts more than six times during a rolling 12-month period. Furthermore, on June 11, 2013, the CFPB released a report regarding bank overdraft practices and the costs to consumers, and has subsequently indicated that it may issue new rules regarding these services.
Regulation E also includes rules for “remittance transfers,” which require financial institutions to provide consumers that transfer funds to overseas recipients with detailed disclosures and to meet other requirements.
It is anticipated that the CFPB will engage in numerous other rulemakings in the near term that may impact our business, as the CFPB has indicated that, in addition to specific statutory mandates, it is working on a wide range of initiatives to address issues in markets for consumer financial products and services, such as revisions to privacy notice requirements, new rules for deposit advance products, new rules regarding prepaid cards, new rules regarding debt collection practices, and amendments to the funds availability requirements of Regulation CC. The CFPB has also undertaken an effort to “streamline” consumer regulations and has established a database to collect, track and make public consumer complaints, including complaints against individual financial institutions.
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
We cannot fully predict the effect that being regulated by a new, additional regulatory authority focused on consumer financial protection, or any new implementing regulations or revisions to existing regulations that may result from the establishment of this new authority, will have on Synovus' businesses. Additional regulations resulting from the Dodd-Frank Act and the broad authority of the CFPB may materially adversely affect Synovus' business, financial condition or results of operations. See “Part 1 - Item 1A. Risk Factors - Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position.” of this Report.
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

(3) requiring reports by nonfinancial trades and businesses filed with FinCEN for transactions exceeding $10,000; and (4) mandating the filing of suspicious activity reports if a bank believes a customer may be violating U.S. laws and regulations. The statute also requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.
The Federal Bureau of Investigation may send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. Our banks can be requested to search their records for any relationships or transactions with persons on those lists and may be required to report any identified relationships or transactions. Furthermore, OFAC is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must freeze such account, file a suspicious activity report and notify the appropriate authorities.
Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements. In addition, the Financial Crimes Enforcement Network, or FinCEN, has issued proposed rules that would require financial institutions to obtain beneficial ownership information for certain accounts; however, it has yet to issue final regulations on this topic.
Commitments to Synovus Bank
Under the Federal Reserve Board's policy and regulation, we are expected to serve as a source of financial and managerial strength to Synovus Bank and to commit resources to support Synovus Bank in circumstances when we might not do so absent such policy. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary. Further, the Federal Reserve Board has discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that any such divestiture may aid the depository institution's financial condition. In addition, any loans by us to Synovus Bank would be subordinate in right of payment to depositors and to certain other indebtedness of the bank. Notably, the Dodd-Frank Act codified the Federal Reserve Board's “source of strength” doctrine. In addition to the foregoing requirements, the Dodd-Frank Act's new provisions authorize the Federal Reserve Board to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company's compliance with these obligations. The Federal Reserve Board has not yet issued rules implementing this requirement, though it is understood that regulators are engaged in a joint effort to produce these rules.
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
Regulatory Examinations
Federal and state banking agencies require us and our subsidiary banks to prepare annual reports on financial condition and to conduct an annual audit of financial affairs in compliance with minimum standards and procedures. Synovus Bank, Synovus Trust Company, and in some cases we and our nonbank affiliates, must undergo regular on-site examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. The cost of examinations may be assessed against the examined institution as the agency deems necessary or appropriate.
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

In addition, the banking regulators have issued final rules that require the securitizer of asset-backed securities to retain not less than 5 percent of the credit risk of the assets collateralizing the asset-backed securities. This may impact our business by reducing the amount of our commercial real estate lending and increasing the cost of borrowing.
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
Anti-Tying Restrictions
In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for them on the condition that (1) the customer obtain or provide some additional credit, property, or services from or to the bank or bank holding company or their subsidiaries, or (2) the customer not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. A bank may, however, offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products. The law also expressly permits banks to engage in other forms of tying and authorizes the Federal Reserve Board to grant additional exceptions by regulation or order. Also, certain foreign transactions are exempt from the general rule.
Privacy and Credit Reporting
Financial institutions are required to disclose their policies for collecting and protecting nonpublic customer information obtained from consumers. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties, with some exceptions, such as the processing of transactions requested by the consumer. Financial institutions generally may not disclose certain consumer or account information to any nonaffiliated third-party for use in telemarketing, direct mail marketing or other marketing. Federal and state banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information, and we are subject to such standards, as well as certain federal and state laws or standards for notifying consumers in the event of a security breach.
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
EESA and ARRA / Capital Purchase Program
On October 14, 2008, the U.S. Treasury, or Treasury, announced that, pursuant to the EESA, it was implementing a voluntary program known as the “Capital Purchase Program”, or “CPP”, pursuant to which eligible financial institutions could raise capital by selling preferred stock directly to the U.S. Government. The purpose of the Capital Purchase Program was to encourage U.S. financial institutions to build capital to, among other things, increase the flow of financing to U.S. businesses and consumers and support the U.S. economy, and was also intended to prevent additional failures of financial institutions. Synovus applied for the maximum investment available under the CPP (equal to 3% of risk-weighted assets). On July 26, 2013, we redeemed all 967,870 shares of our Series A Preferred Stock issued to the U.S. Treasury under the CPP and exited the program.
In addition, as part of Treasury’s purchase of the Series A Preferred Stock under the CPP, Synovus issued to the Treasury a Warrant to purchase up to 2,215,819 shares of our common stock at an initial per share exercise price of $65.52. The Warrant provides for the adjustment of the exercise price and the number of shares of our common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of our common stock, and upon certain issuances of our common stock at or below a specified price relative to the initial exercise price.
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
We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees and have also adopted Corporate Governance Guidelines. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our board committees as well as information on how to contact our Board of Directors, are available in the Corporate Governance Section of our website at www.synovus.com/governance. We will post any waivers of our Code of Business Conduct and Ethics granted to our directors or executive officers on our website at www.synovus.com.
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
In the current competitive banking environment, Synovus must continue to reduce operating costs and implement strategies to grow its loan portfolio and increase non-interest income in order to realize continued earnings growth and to remain competitive with the other banks in the markets we serve. Since 2010, we have implemented a series of strategic efficiency and growth initiatives to address the challenges facing Synovus and defined strategies for expense reduction, streamlining of processes and long-term growth initiatives. During 2014, Synovus completed the implementation of expense savings initiatives which will result in annual expense savings of approximately $30 million. The implementation of these initiatives resulted in non-interest expense savings of approximately $18 million during 2014. While we have realized cost-savings as a result of these initiatives, there is no guarantee that these initiatives will be successful in controlling expenses in the future as a number of factors can influence our levels of expenses, many of which are beyond our control. In addition, while expense management continues to be a major focus for Synovus, management also expects to continue to make strategic investments in talent and technology that are expected to improve our customer experience and support future growth. There can be no assurance that Synovus will ultimately realize the anticipated benefits of its expense reduction and growth strategies, which may impair our earnings growth.
In addition, Synovus is subject to various risks inherent in its business. These risks may cause the anticipated results from our growth strategies and cost-reduction initiatives to result in implementation charges beyond those currently contemplated or could result in some other unanticipated adverse impact. Furthermore, if we do not realize the anticipated cost-savings from our efficiency initiatives, we may need to take additional actions to achieve the desired cost-savings. The implementation of these initiatives may also have unintended impacts on Synovus' ability to attract and retain business and customers. Accordingly, we cannot guarantee that the anticipated long-term benefits from our efficiency and growth initiatives will be realized, and if they are not we may not achieve our strategic and financial objectives.
If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.
Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit, liquidity, operational, regulatory compliance and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. For example, the recent financial and credit crisis and resulting regulatory reform highlighted both the importance and some of the limitations of managing unanticipated risks. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.
Our allowance for loan losses may not cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.
We derive the most significant portion of our revenues from our lending activities. When we lend money, commit to lend money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. We estimate and maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses, which represents management's best estimate of probable credit losses that have been incurred within the existing portfolio of loans, as described under Note 6 of Notes to Consolidated Financial Statements in this Report and under “Critical Accounting Policies - Allowance for Loan Losses” under “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Report. The allowance, in the judgment of management, is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, risk ratings, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.
Because the risk rating of the loans is dependent on some subjective information and subject to changes in the borrower's credit risk profile, evolving local market conditions and other factors, it can be difficult for us to predict the effects that those factors will have on the classifications assigned to the loan portfolio, and thus difficult to anticipate the velocity or volume of the migration of loans through the classification process and effect on the level of the allowance for loan losses. Accordingly, we monitor our credit quality and our reserve requirements and use that as a basis for capital planning and other purposes. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” and “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” of this Report for further information.

Future additions to the allowance may be necessary based on changes in the economic environment as well as changes in assumptions regarding a borrower's ability to pay and/or collateral values. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review the allowance. Based on their judgments about information available to them at the time of their examination, such agencies may require Synovus to recognize additions to the allowance or additional loan charge offs. An increase in the allowance for loan losses would result in a decrease in net income and capital, and could have a material adverse effect on our capital, financial condition and results of operations.
Even though our credit trends showed continued significant improvement during 2013 and 2014 compared to the prior three years, our non-performing assets remain elevated. While we expect that our levels of non-performing assets will continue to decline modestly during 2015, these levels of non-performing assets may increase as we grow our loan portfolio or if the economy declines. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, may be negatively affected by weak economic conditions, and therefore may result in an inability to realize a full recovery in the event that a borrower defaults on a loan. Any additional non-performing assets, loan charge-offs, increases in the provision for loan losses or any inability by us to realize the full value of underlying collateral in the event of a loan default, could negatively affect our business, financial condition, and results of operations and the price of our securities.
Any future economic downturn could have a material adverse effect on our capital, financial condition, results of operations, and future growth.
The financial crisis that began in 2008 adversely affected our capital, financial condition and results of operations. In particular, due to the high concentration of loans in the residential construction and development and land acquisition portfolio at the onset of the financial crisis (approximately 23% of our total loan portfolio in 2007), our loan portfolio experienced a variety of difficulties as a result of falling real estate prices, increased numbers of foreclosures and higher levels of unemployment. These factors put pressure on our loan portfolio and contributed to elevated levels of NPLs and charge-offs. In 2007, before the financial crisis, our NPLs were $340.7 million, and then peaked at $1.56 billion in 2009. Net charge-offs were $117.1 million in 2007, but reached a peak of $1.46 billion in 2009. We have substantially reduced the percentage of our loans that are in the residential construction and development and land acquisition portfolio (4.3% of our total loan portfolio as of December 31, 2014), and our credit quality trends continued to show broad-based improvement in 2014. At December 31, 2014, NPLs were $197.8 million, and total net charge-offs for 2014 were $79.1 million.
Our management continually monitors market conditions and economic factors throughout our footprint. While recent economic data suggest that overall economic conditions have improved, as supported by our improved credit trends, we cannot make any assurance that these economic conditions - both nationally and in our principal markets - will not worsen in the future. If these conditions were to worsen, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for loan losses. Furthermore, the demand for loans and our other products and services could decline. Any future increase in our non-performing assets and related increases in our provision for loan losses, coupled with a potential decrease in the demand for loans and our other products and services, could negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations and future growth.
We could realize future losses if our levels of non-performing assets increase and/or if we determine to sell certain non-performing assets and the proceeds we receive are lower than the carrying value of such assets.
We could realize future losses if the proceeds we receive upon dispositions of non-performing assets are less than the recorded carrying value of such assets, which could adversely affect our results of operations in future periods. Accordingly, we could realize an increased level of credit costs in any period during which we determine to dispose of an increased level of distressed assets. Further, although market conditions have improved in the past year, if market conditions experience another downturn, this could negatively impact our ability to dispose of distressed assets, and may result in higher credit losses on sales of distressed assets.
Our net interest income could be negatively affected by the low level of short-term interest rates and a decrease in total loans.
Net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense that we pay on interest-bearing liabilities, is a major component of our income and our primary source of revenue from our operations. The narrowing of interest rate spreads could adversely affect our earnings and financial condition. We cannot control or predict with certainty changes in interest rates. Regional and local economic conditions, competitive pressures and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense. Synovus has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. However, changes in interest rates still may have an adverse effect on Synovus’ profitability. A significant portion of our loans, including commercial real estate loans and commercial and industrial loans, bear interest at variable rates. In addition, in order to compete for deposits in our primary market areas, we may offer more attractive interest rates to depositors, or we may have to pursue other sources of liquidity, such as wholesale funds. While Synovus actively manages against these risks through hedging and other risk mitigation strategies, if our assumptions are wrong or overall economic conditions are significantly different than anticipated, our risk mitigation techniques may be insufficient.

Our net interest income was $819.3 million for 2014, an increase of 1.1% compared to $810.2 million for 2013. Our total loans were $21.10 billion as of December 31, 2014 compared to $20.06 billion as of December 31, 2013. Any future decrease in loan yields or lower realized yields on investment securities could reduce our net interest income and could cause additional pressure on net interest income in future periods. This reduction in net interest income also may be exacerbated by the high level of competition that we face in our primary market area. Any significant reduction in our net interest income could have a material adverse impact on our capital, financial condition and results of operations.
If we pursue acquisitions in the future as part of our growth strategy, we may not be able to complete such acquisitions or successfully integrate bank or nonbank acquisitions into our existing operations.
While we have historically pursued acquisitions, we have not pursued acquisitions since the economic downturn. As economic conditions have improved and we have returned to profitability, we may in the future pursue acquisitions of bank or non-bank operations as a growth strategy. We may not be successful in identifying suitable acquisition candidates, and even if we identify such candidates, we may not be successful in completing such acquisitions on favorable terms, if at all.
In particular, difficulties may arise in the integration of the business and operations of BHCs, banks and other non-bank entities we acquire and, as a result, we may not be able to achieve the cost savings and synergies that we expect will result from such transactions. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services. Additional operational savings are dependent upon the integration of the acquired entity’s businesses with our businesses, the conversion of core operating systems, data systems and products and the standardization of business practices. The integration could result in higher than expected deposit attrition, loss of key employees, disruption of our businesses or the businesses of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition.
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
We are exposed to many types of operational risks, including reputational risk, legal and regulatory and compliance risk, the risk of fraud or theft by employees or outsiders, including unauthorized transactions by employees or operational errors, clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. See “Part I - Item 1. Business - Enterprise Risk Management” of this Report for further information. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action. Actual or alleged conduct by Synovus can result in negative public opinion about our business. Negative public opinion could also affect our credit ratings, which are important to our access to unsecured wholesale borrowings.
Our business involves storing and processing sensitive consumer and business customer data. If personal, non-public, confidential or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties. Furthermore, a cyber security breach could result in theft of such data.
Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions, and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses, cyber-attacks or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors') business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of us to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition or results of operations, perhaps materially.

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
We rely extensively on information technology systems to operate our business and an interruption or security breach could disrupt our business operations, result in reputational harm and have an adverse effect on our operations.
As a large financial institution, we rely extensively on our information technology systems to operate our business, including to process, record and monitor a large number of customer transactions on a continuous basis. As customer, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks.
We have policies, procedures and systems designed to prevent or limit the effect of possible failures, interruptions or breaches in security of information systems and business continuity programs designed to provide services in the case of an event resulting in material disruptions of our operating systems. We regularly seek to test the effectiveness of and enhance these policies, procedures and systems. However, there is no guarantee that these safeguards or programs will address all of the threats that continue to evolve. The occurrence of any failure, interruption or security breach of any of our operating systems, or the systems of other companies on which we rely, could result in a wide variety of adverse consequences to Synovus, including disruptions to our business operations, damage to our reputation, loss of customers, liabilities to us and increased regulatory scrutiny.
We face significant cyber and data security risk that could result in the disclosure of confidential information, adversely affect our business or reputation and expose us to significant liabilities.
Our business model enables our customers to utilize the Internet and other remote channels to transact business. As a large financial institution, we are under continuous threat of loss due to the velocity and sophistication of cyber-attacks. This risk continues to increase. Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. The attempts to breach sensitive customer data, such as account numbers and social security numbers, are less frequent but would present significant reputational, legal and/or regulatory costs to us if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we have been the subject of attempted hacking and cyber-attacks and there can be no assurance that we will not suffer such losses in the future.
The occurrence of any cyber-attack or information security breach could result in material adverse consequences to us including damage to our reputation and the loss of customers. We also could face litigation or additional regulatory scrutiny. Litigation or regulatory actions in turn could lead to significant liability or other sanctions, including fines and penalties or reimbursement to customers adversely affected by a security breach. Even if we do not suffer any material adverse consequences as a result of events affecting us directly, successful attacks or systems failures at other large financial institutions could lead to a general loss of customer confidence in financial institutions including Synovus.
We continually review our investments and make the necessary investments to improve the resiliency of our systems and their security from attack. Nonetheless, there remains the risk that we may be materially harmed by a cyber-attack or information security breach. Attack methods continue to evolve in sophistication, velocity, and frequency and can occur from a variety of sources, such as foreign governments, hacktivists, or other well-financed entities, and may originate from less regulated and remote areas of the world. As a result, if such an attack or breach does occur, we will take reasonable and customary measures to address the situation, based on our crisis management plan.

As an issuer of credit and debit cards we are exposed to losses in the event that holders of our cards experience fraud on their card accounts.
Our customers regularly use Synovus-issued credit and debit cards to pay for transactions with retailers and other businesses. There is the risk of data security breaches at these retailers and other businesses that could result in the misappropriation of our customers’ credit and debit card information. When our customers use Synovus-issued cards to make purchases from those businesses, card account information is provided to the business. If the business’s systems that process or store card account information are subject to a data security breach, holders of our cards who have made purchases from that business may experience fraud on their card accounts. Synovus may suffer losses associated with reimbursing our customers for such fraudulent transactions on customers’ card accounts, as well as for other costs related to data security compromise events, such as replacing cards associated with compromised card accounts. In addition, Synovus provides card transaction processing services to some merchant customers under agreements we have with payment networks such as Visa and MasterCard. Under these agreements, we may be responsible for certain losses and penalties if one of our merchant customers suffers a data security breach.
In 2013 and 2014, a number of large retailers suffered substantial data security breaches compromising millions of credit and debit card accounts. To date, Synovus’ losses and costs related to these breaches have not been material, but other similar events in the future could be more significant to Synovus.
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
Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve, and separately the FDIC as the insurer of bank deposits, each has the authority to compel or restrict certain actions on our part if any of them determine that we have insufficient capital or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. In addition to examinations for safety and soundness, Synovus and its subsidiaries also are subject to continuous examination by state and federal banking regulators, including the CFPB, for compliance with various laws and regulations, as well as consumer compliance initiatives. As a result of this regulatory oversight and examination process, our regulators can require us to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we could be required to take identified corrective actions to address cited concerns, or to refrain from taking certain actions.
If we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and Series C Preferred Stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock. See “Part I - Item 1. Business - Supervision, Regulation, and Other Factors” in this Report for further information
We may not be able to attract and retain key employees, which may adversely impact our ability to successfully execute our growth strategies.
Our financial success depends upon our ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees from financial institutions and others. If we are unable to attract and retain qualified employees, our ability to execute our business strategies may suffer and we may be required to substantially increase our overall compensation or benefits to attract and retain such employees. Furthermore, in June 2010, the Federal Reserve, the Office of the Comptroller of the Currency, the Office of Thrift Supervision, and the FDIC jointly issued comprehensive final guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging employees to take imprudent risks. This regulation significantly restricts the amount, form, and context in which we pay incentive compensation and may put us at a competitive disadvantage compared to non-financial institutions in terms of attracting and retaining senior level employees.
Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position.
The Dodd-Frank Act brought about a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies. Key provisions of the Dodd-Frank Act that have impacted or are likely to impact the operations of Synovus Bank or Synovus include:

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

•	Application of new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital.

•	Requirement that the company and its subsidiary bank be well capitalized and well managed in order to engage in activities permitted for financial holding companies.

•	Changes to the assessment base for deposit insurance premiums.

•	Permanently raising the FDIC's standard maximum deposit insurance amount to $250,000 limit for federal deposit insurance.

•	Repeal of the prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

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
Certain other reform proposals have resulted in Synovus becoming subject to stricter capital requirements and leverage limits, and affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital, including in ways that may adversely impact our shareholders or creditors. See “Part I - Item 1. Business - Supervision, Regulation and Other Factors” of this Report for further information. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.
We may be required to undertake additional strategic initiatives to improve our capital position due to changes in economic conditions or changes in regulatory capital rules.
During 2009 through 2013, Synovus executed a number of strategic capital initiatives to bolster our capital position against credit deterioration and to provide additional capital as Synovus pursued its aggressive asset disposition strategy. In October 2014, Synovus implemented a capital plan designed to return capital to its shareholders. This plan included the repurchase of up to $250 million of common stock as well as an increase in the quarterly dividend payable to holders of common stock. As of December 31, 2014, Synovus' Tier 1 capital ratio was 10.86%, its Tier 1 Common Equity Ratio was 10.28%, and Synovus and Synovus Bank were considered “well capitalized” under current regulatory standards. See “Part I - Item 1. Business - Supervision, Regulation

and Other Factors - Prompt Corrective Action” of this Report for further information. Effective January 1, 2015, this regulatory capital framework changed for us in important respects as a result of the new rules implementing the Dodd-Frank Act and a separate, international regulatory capital initiative known as “Basel III” (collectively, the “Basel III Capital Rules”). Among other things, the Basel III Capital Rules raised the minimum thresholds for required capital and revise certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum thresholds. The Basel III Capital Rules also introduced a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to the required minimum CET1, Tier 1, and Total Capital ratios identified above. The “capital conservation buffer,” which must consist entirely of CET1, is designed to absorb losses during periods of economic stress. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a three-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). As of December 31, 2014, Synovus’ CET1 ratio under Basel III is estimated to be 10.07% on a fully phased-in basis, which is in excess of the minimum common equity and additional conservation buffer stipulated by these newly proposed requirements. However, this estimate is based upon management’s interpretation of Basel III and could change based on future regulatory interpretations of Basel III. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for further information.
In addition, on May 14, 2012, the banking agencies issued guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets, which outlines four “high-level” principles for stress testing practices that should be a part of a banking organization's stress-testing framework. Regulators have stated that they expect banking organizations subject to the guidance to comply with these principles when conducting stress testing in accordance with the Dodd-Frank Act requirements, discussed above. The guidance calls for a banking organization’s stress testing framework to (1) include activities and exercises that are tailored to and sufficiently capture the banking organization's exposures, activities and risks; (2) employ multiple conceptually sound stress testing activities and approaches; (3) be forward-looking and flexible; and (4) be clear, actionable, well- supported, and used in the decision-making process.
Under the “stress testing” requirements, banking organizations with total consolidated assets of more than $10 billion but less than $50 billion are required to conduct annual company-run stress tests, report the results to their primary federal regulator and the Federal Reserve Board, and publish a summary of the results. Under the rules, stress tests must be conducted using certain scenarios that the Federal Reserve Board will publish by November 15 of each year. In addition, the rules require such organizations to begin publicly disclosing a summary of certain stress test results (i.e., results under the “severely adverse” scenario). We and Synovus Bank are required to submit stress test results (based on September 30, 2014 financial statement data) to the Federal Reserve and the FDIC, respectively, by March 31, 2015 and publish a summary of the results between June 15 and June 30, 2015. This public disclosure of these stress tests could result in reputational harm if our results are worse than those of our competitors.
Moreover, the federal bank regulators have issued a series of guidance and rulemakings applicable to “large banks.” While many of these do not currently apply to us due to our asset size, these issuances could impact industry capital standards and practices in many potentially unforeseeable ways.
Synovus continues to actively monitor economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements, and engages in regular discussions with its regulators regarding capital at both Synovus and Synovus Bank. As part of its ongoing management of capital, Synovus will continue to identify, consider, and pursue additional strategic initiatives to bolster its capital position as deemed necessary, including strategies that may be required to meet the requirements of Basel III and other regulatory initiatives regarding capital, and will continue to evaluate its share repurchase program and increased dividends. The need to maintain more capital and greater liquidity than historically has been required could limit our business activities, including lending, and our ability to expand, either organically or through future acquisitions. It could also result in us taking steps to increase our capital that may be dilutive to shareholders or limit our ability to pay dividends or otherwise return capital to shareholders.
Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results.
We may be unable to access historical and alternative sources of liquidity, including the capital markets, brokered deposits, and borrowings from the FHLB, which could adversely affect our overall liquidity. Liquidity represents the extent to which we have readily available sources of funding needed to meet the needs of our depositors, borrowers and creditors; to support asset growth, and to otherwise sustain our operations and the operations of our subsidiary bank. In managing our consolidated balance sheet, we depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Sources of funding available to us, and upon which we rely as regular components of our liquidity and funding management strategy, include borrowings from the FHLB and brokered deposits. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” and “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” of this Report for further information. We also have historically enjoyed a solid reputation in the capital markets and have been able to raise funds in the form of either short- or long-term borrowings or equity or debt issuances. If, due to market disruptions, perceptions about our credit ratings or other factors, we are unable to access the capital markets in the future, our capital resources and liquidity may be adversely affected.
In general, the amount, type and cost of our funding, including from other financial institutions, the capital markets and deposits, directly impacts our costs in operating our business and growing our assets and can therefore positively or negatively affect our financial results. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, a downgrade in our credit ratings, financial results, changes within our organization, specific events that adversely impact our reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our assets, the corporate and regulatory structure, interest rate fluctuations, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. Also, we compete for funding with other banks and similar companies, many of which are substantially larger, and have more capital and other resources than we do. In addition, as some of these competitors consolidate with other financial institutions, these advantages may increase. Competition from these institutions may increase the cost of funds.
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company for various needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our common stock and preferred stock and share repurchases.The primary source of liquidity for Synovus consists of dividends from Synovus Bank which is governed by certain rules and regulations of the GA DBF and FDIC. Synovus received $182.0 million in dividends from Synovus Bank in 2014 and received $680.0 million in dividends from Synovus Bank during 2013. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality and overall condition. See “Part I - Item 1A. Risk Factors - We may not be able to generate sufficient cash to service all of our debt and repay maturing debt obligations.” of this Report. In addition, GA DBF rules and related statutes contain additional restrictions on payments of dividends by Synovus Bank. In particular, the Georgia Financial Institutions Code contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings without the approval of the GA DBF. As a result of this restriction, Synovus Bank is currently required to seek approval from the GA DBF to pay dividends to Synovus. See "Part I - Item 1. Business - Supervision, Regulatory and Other Factors - Dividends" of this Report for further information. Synovus expects that it will receive dividends from Synovus Bank in 2015. If Synovus does not receive dividends from Synovus Bank in 2015 at the levels anticipated, its liquidity could be adversely affected and it may not be able to continue to execute its current capital plan to return capital to its shareholders. In addition to dividends from Synovus Bank, we have historically had access to a number of alternative sources of liquidity, including the capital markets, but there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. If our access to these traditional and alternative sources of liquidity is diminished or only available on unfavorable terms, then our overall liquidity and financial condition will be adversely affected.
If Synovus Bank is unable to grow its deposits, it may be subject to paying higher funding costs.
The total amount that Synovus pays for funding costs is dependent, in part, on Synovus Bank’s ability to grow its deposits. If Synovus Bank is unable to sufficiently grow its deposits to meet liquidity needs, it may be subject to paying higher funding costs to meet these liquidity needs. Synovus Bank competes with banks and other financial services companies for deposits. If competitors raise the rates they pay on deposits, Synovus Bank’s funding costs may increase, either because Synovus Bank raises rates to avoid losing deposits or because Synovus Bank loses deposits and must rely on more expensive sources of funding. Higher funding costs reduce our net interest margin and net interest income. Synovus Bank’s customers could take their money out of the bank and put it in alternative investments, causing Synovus Bank to lose a lower cost source of funding. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff.
Our status as a non-investment grade issuer could increase the cost of our funding from the capital markets and impact our liquidity.
Our long-term debt is currently rated as below investment grade by Moody's Investors Service, Standard and Poor's Ratings Services and Fitch Ratings. The ratings agencies regularly evaluate us and Synovus Bank, and their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. We cannot predict whether existing customer relationships or opportunities for future relationships could be affected by customers who choose to do business with a higher rated institution. See “Part I - Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results.” of this Report.
We may not be able to generate sufficient cash to service all of our debt and repay maturing debt obligations.
As of December 31, 2014, Synovus and its consolidated subsidiaries had $2.14 billion of long-term debt outstanding. Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our debt, to refinance our debt or to fund capital expenditures will depend on our future financial and operating performance and our ability to maintain adequate liquidity. Prevailing economic conditions (including interest rates), regulatory constraints, including, among other things, on distributions to us from our subsidiaries and required capital levels with respect to our subsidiary bank and financial subsidiaries, business and other factors, many of which are beyond our control, may also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity, and we may not be able to refinance any of our debt when needed on commercially reasonable terms or at all. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay investments in our business, sell assets, seek to obtain additional equity or debt financing or restructure our debt on terms that may not be favorable to us.
We may be unable to pay dividends on our common stock and Series C Preferred Stock.
Holders of our common stock and Series C Preferred Stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically paid a quarterly cash dividend to the holders of our common stock and Series C Preferred Stock, we are not legally required to do so. Further, the Federal Reserve could decide at any time that paying any dividends on our common stock or preferred stock could be an unsafe or unsound banking practice. The reduction or elimination of dividends paid on our common stock or preferred stock could adversely affect the market price of our common stock or preferred stock, as applicable. In addition, if we fail to pay dividends on our Series C Preferred Stock for six quarters, whether or not consecutive, the holders of the Series C Preferred Stock shall be entitled to certain rights to elect two directors to our Board of Directors.
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
As of December 31, 2014, Synovus had $622.5 million in net deferred tax assets, of which $492.2 million was disallowed when calculating regulatory capital. Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. Synovus had a valuation allowance of $12.3 million at December 31, 2014, which is related to specific state income tax credits that have various expiration dates through the tax year 2018 and are expected to expire before they can be utilized.
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
Future changes in the tax laws could significantly impact Synovus' income tax expense, deferred tax asset balance, and the amount of taxes payable. Recent proposals to lower the Federal corporate income tax rate would result in a reduction to our deferred tax asset balance upon enactment of the new tax legislation, with a corresponding one-time, non-cash increase in income tax expense.  Such increase in income tax expense could be material to our results of operations. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Tax Expense” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 24 - Income Taxes" in this Report for further information.
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
Our ability to use certain realized NOLs and unrealized built-in losses to offset future taxable income may be significantly limited if we experience an “ownership change” as defined by Section 382 of the Code. An ownership change under Section 382 generally occurs when a change in the aggregate percentage ownership of the stock of the corporation held by “five percent shareholders” increases by more than fifty percentage points over a rolling three-year period. A corporation experiencing an ownership change generally is subject to an annual limitation on its utilization of pre-change losses and certain post-change recognized built-in losses equal to the value of the stock of the corporation immediately before the “ownership change,” multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Since U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation also effectively provides a cap on the cumulative amount of pre-change losses and certain post-

change recognized built-in losses that may be utilized. Pre-change losses and certain post-change recognized built-in losses in excess of the cap are effectively unable to be used to reduce future taxable income. In some circumstances, issuances or sales of our stock (including any common stock or other equity issuances or debt-for-equity exchanges and certain transactions involving our stock that are outside of our control) could result in an “ownership change” under Section 382.
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
To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. From January 1, 2005 through December 31, 2014, Synovus Mortgage originated and sold approximately $8.3 billion of first lien GSE eligible mortgage loans and approximately $3.7 billion of first and second lien non-GSE eligible mortgage loans. The total expense pertaining to losses from repurchases of mortgage loans previously sold, including amounts accrued in accordance with ASC 450, Contingencies, was $2.0 million, $1.7 million, and $6.7 million, for the years ended December 31, 2014, 2013, and 2012, respectively. The total accrued liability related to mortgage repurchase claims was $3.2 million and $4.1 million at December 31, 2014 and 2013, respectively.
The Consumer Financial Protection Bureau, or CFPB, issued “ability-to-repay” and “qualified mortgage” rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results and financial condition.
Pursuant to its new authority, in January 2013, the CFPB adopted a rule that implements the ability-to-repay and qualified mortgage provisions of the Dodd-Frank Act (the “ATR/QM rule”). In May, July and October 2013, the CFPB issued rules amending certain provisions of the ATR/QM rule. The final ATR/QM rule, which took effect on January 10, 2014, will likely impact our residential mortgage lending practices and the residential mortgage market generally.
The ATR/QM rule requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The ATR/QM rule defines a “qualified mortgage” to have certain specified characteristics, and generally prohibits loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43 percent. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). As the definition of “qualified mortgage” provides either a safe harbor or a rebuttable presumption of compliance with the ability-to-repay requirements, the definition is expected to establish the parameters for the majority of consumer mortgage lending in the U.S.

Reflecting the CFPB's focus on the residential mortgage lending market, the CFPB has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) and has finalized integrated mortgage disclosure rules that will replace and combine certain existing requirements under the Truth in Lending Act and the Real Estate Settlement Procedures Act. The CFPB has indicated that it expects to issue additional mortgage-related rules in the future.
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
We may be involved from time to time in a variety of litigation, investigations, inquiries or similar matters arising out of our business, including those described in “Part I - Item 3. Legal Proceedings” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 21 - Legal Proceedings" of this Report. Synovus cannot predict the outcome of these or any other legal matters. We establish reserves for legal claims when payments associated with the claims become probable and the losses can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. For those legal matters where the amounts associated with the claims are not probable and the costs cannot be reasonably estimated, Synovus estimates a range of reasonably possible losses. As of December 31, 2014, Synovus' management currently estimates the aggregate range of reasonably possible losses resulting from our outstanding litigation, including, without limitation, the matters described in this Report is from zero to $15.0 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be higher (or lower). As there are further developments in these legal matters, Synovus will reassess these matters and the estimated range of reasonably possible losses may change as a result of this assessment. In addition, in the future, we may need to record additional litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management's attention and other resources away from our business.
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
Certain shares of our common stock are entitled to ten votes per share on each matter submitted to a vote at a meeting of shareholders.
Although we only have one class of common stock, certain shares of our common stock are entitled to ten votes per share on each matter submitted to a vote at a meeting of shareholders, including common stock that has been beneficially owned continuously by the same shareholder for a period of forty-eight consecutive months before the record date of any meeting of shareholders at which the share is eligible to be voted. Therefore, while a holder of common stock may have an economic interest in us that is identical to or even greater than another shareholder, that other shareholder may be entitled to ten times as many votes per share. As a result, some groups of shareholders will be able to approve strategic transactions or increases in authorized capital stock, among other matters submitted to the shareholders, even over the objections of shareholders, who hold equivalent or greater economic stakes in our company.
Our articles of incorporation, our Rights Plan, certain banking laws and regulations, may have an anti-takeover effect.
Provisions of our articles of incorporation, our Rights Plan and certain banking laws and regulations, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE.

ITEM 2. PROPERTIES
We and our subsidiaries own or lease all of the real property and/or buildings in which we operate our business. All of such buildings are in a good state of repair and are appropriately designed for and are suitable for the purposes for which they are used.
As of December 31, 2014, we and our subsidiaries owned 259 facilities encompassing approximately 2,376,027 square feet and leased from third parties 69 facilities encompassing approximately 779,938 square feet. The owned and leased facilities are primarily comprised of office space from which we conduct our business. The following table provides additional information with respect to our leased facilities:

Table 5 - Properties
Square Footage	Number of Locations	Average Square Footage
Under 3,000	14	1,604
3,000 – 9,999	38	4,968
10,000 – 18,999	4	14,091
19,000 – 30,000	6	24,713
Over 30,000	7	52,005

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
ITEM 4. MINE SAFETY DISCLOSURES
NOT APPLICABLE.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
Shares of our common stock are traded on the NYSE under the symbol “SNV.” On February 27, 2015, the closing price per share of our common stock as quoted, at the end of regular trading, on the NYSE was $27.99.
Market and Stock Price Information
On April 24, 2014, Synovus' shareholders approved a proposal authorizing Synovus' Board of Directors to effect a one-for-seven reverse stock split of Synovus' common stock. The reverse stock split became effective on May 16, 2014, and Synovus' shares of common stock began trading on a post-split basis on the NYSE at the opening of trading on May 19, 2014. Stock prices and dividend amounts per share for periods presented in the tables below have been adjusted to reflect the one-for-seven reverse stock split.
The table below sets forth the high and low sales prices of our common stock during the years ended December 31, 2014 and December 31, 2013 as reported on the NYSE.

Table 6 – Stock Price Information
	High	Low
2014
Quarter ended December 31, 2014	$27.66	21.91
Quarter ended September 30, 2014	25.39	22.53
Quarter ended June 30, 2014	24.96	20.86
Quarter ended March 31, 2014	26.53	22.40
		—
2013
Quarter ended December 31, 2013	$25.27	22.19
Quarter ended September 30, 2013	24.64	20.30
Quarter ended June 30, 2013	20.44	17.22
Quarter ended March 31, 2013	20.30	16.87

As of February 12, 2015, there were 134,922,132 shares of Synovus common stock issued and outstanding and 19,360 shareholders of record of Synovus common stock, some of which are holders in nominee name for the benefit of a number of different shareholders.

Dividends
The table below sets forth information regarding dividends declared on our common stock during the years ended December 31, 2014 and 2013.

Table 7 – Dividends
	Date Paid	Per Share Amount
2014
Quarter ended December 31, 2014	January 2, 2015	$0.10
Quarter ended September 30, 2014	October 1, 2014	0.07
Quarter ended June 30, 2014	July 1, 2014	0.07
Quarter ended March 31, 2014	April 1, 2014	0.07

2013
Quarter ended December 31, 2013	January 2, 2014	$0.07
Quarter ended September 30, 2013	October 1, 2013	0.07
Quarter ended June 30, 2013	July 1, 2013	0.07
Quarter ended March 31, 2013	April 1, 2013	0.07

In addition to dividends paid on Synovus’ common stock, Synovus paid dividends of $33.7 million to the U.S. Treasury on its Series A Preferred Stock during 2013. On July 26, 2013, Synovus redeemed all 967,870 shares of its Series A Preferred Stock. During 2014 and 2013, Synovus also paid dividends of $10.2 million and $2.7 million, respectively, on its Series C Preferred Stock, which was issued in July 2013.
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
Synovus' ability to pay dividends is partially dependent upon dividends and distributions that it receives from Synovus Bank and its non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities. Synovus received $182.0 million and $680.0 million in dividends from Synovus Bank in 2014 and 2013, respectively. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall financial condition. See "Part I - Item 1. Business - Supervision, Regulation and Other Factors - Dividends" of this Report for further information. In addition, GA DBF rules and related statutes contain additional restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings without the approval of the GA DBF. As a result of this restriction, Synovus Bank is currently required to seek approval from the GA DBF to pay dividends to Synovus. Synovus is also subject to contractual restrictions that limit its ability to pay dividends if there is an event of default under such contract. Synovus in the future may become subject to additional supervisory actions and/or enhanced regulation that could have a material negative effect on business, operating flexibility, financial condition, and the value of our common stock and preferred stock.
See “Part I - Item 1. Business - Supervision, Regulation and Other Factors - Dividends," "Part I - Item 1A. Risk factors - We may become subject to supervisory actions and enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our common stock and preferred stock.” and “Part I - Item 1A. Risk Factors - We may be unable to pay dividends on our common stock and Series C Preferred Stock.” of this Report for additional information regarding dividends on Synovus stock.

Stock Performance Graph
The following graph compares the yearly percentage change in cumulative shareholder return on Synovus stock with the cumulative total return of the Standard & Poor's 500 Index and the KBW Regional Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2009 and reinvestment of all dividends).

Table 8 - Stock Performance
	2009	2010	2011	2012	2013	2014
Synovus	$100	130.73	71.80	126.79	188.38	204.82
Standard & Poor's 500 Index	100	115.06	117.49	136.29	180.43	205.13
KBW Regional Bank Index	$100	120.19	113.91	128.95	188.66	193.00
			.

Issuer Purchases of Equity Securities
Synovus did not repurchase any shares of common stock during 2013 or during the first three quarters of 2014. On October 21, 2014, Synovus announced a $250 million share repurchase program, which will expire on October 23, 2015. The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2014.

Table 9 - Share Repurchases	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 2014	2,510,460	$24.09	2,510,460	$175,000,000	(2)
November 2014	321,479	$25.94	321,479	$166,662,087	(2)
December 2014	182,290	$25.89	182,290	$161,943,323	(2)
Total	3,014,229	$24.40	3,014,229	$161,943,323	(2)
(1) The average price paid per share is calculated on a trade date basis and excludes commissions and other transaction expenses.
(2) The approximated dollar value of shares that may yet be purchased under the plans or programs is reduced by the $14.5 million that reflects the aggregate value of the stock held back by the counterparty pending final settlement of the accelerated share repurchase (ASR) agreement discussed below.
During October 2014, Synovus entered into an accelerated share repurchase (ASR) agreement to purchase $75.0 million of Synovus common stock, under the share repurchase program. As of December 31, 2014, Synovus had repurchased 2,510,460 shares of common stock under the ASR agreement. During January 2015, Synovus repurchased 391,612 shares of common stock upon completion of the ASR agreement. In total, the average repurchase price pursuant to the ASR agreement was $25.84 per share. Additionally, during the fourth quarter of 2014, Synovus repurchased $13.1 million, or 503,769 shares, of common stock through open market transactions under the share repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

Table 10 - Selected Financial Data	Years Ended December 31,
(in thousands, except per share data)	2014	2013	2012	2011	2010
Income Statement
Total revenues(1)	$1,080,057	1,060,818	1,128.941	1,188,021	1,292,951
Net interest income	819,284	810,192	854,117	924,154	986,333
Provision for loan losses	33,831	69,598	320,369	418,795	1,131,274
Non-interest income	262,104	253,571	313,966	338,874	305,347
Non-interest income excluding investment securities gains (losses), net	260,773	250,627	274,824	263,827	306,618
Non-interest expense	744,998	741,537	816,237	903,765	1,009,576
Income (loss) from continuing operations, net of income taxes	195,249	159,383	830,209	(60,844)	(834,019)
Income from discontinued operations, net of income taxes(2)	—	—	—	—	43,162
Net income (loss)	195,249	159,383	830,209	(60,844)	(790,857)
Dividends and accretion of discount on preferred stock	10,238	40,830	58,703	58,088	57,510
Net income (loss) available to common shareholders	185,011	118,553	771,506	(118,712)	(848,188)

Per share data
Basic net income (loss) per common share:
Net income (loss) from continuing operations	1.34	0.93	6.87	(1.06)	(9.11)
Net income (loss)	1.34	0.93	6.87	(1.06)	(8.67)
Diluted net income (loss) per common share:
Net income (loss) from continuing operations	1.33	0.88	5.93	(1.06)	(9.11)
Net income (loss)	1.33	0.88	5.93	(1.06)	(8.67)
Cash dividends declared per common share	0.31	0.28	0.28	0.28	0.28
Book value per common share	21.42	20.32	23.25	16.76	18.37

Balance Sheet
Investment securities available for sale	3,041,406	3,199,358	2,981,112	3,690,125	3,440,268
Loans, net of deferred fees and costs	21,097,699	20,057,798	19,541,690	20,079,813	21,585,763
Total assets	27,051,231	26,201,604	26,760,012	27,162,845	30,093,148
Deposits	21,531,700	20,876,790	21,057,044	22,411,752	24,500,304
Long-term debt	2,140,319	2,033,141	1,726,455	1,364,727	1,808,161
Total shareholders’ equity	3,041,270	2,948,985	3,569,431	2,827,452	2,997,918

Performance ratios and other data
Return on average assets	0.74%	0.61	3.15	(0.21)	(2.47)
Return on average equity	6.45	4.84	29.04	(2.09)	(25.23)
Net interest margin	3.38	3.40	3.50	3.51	3.36
Dividend payout ratio(3)	23.13	30.77	4.71	nm	nm
Tangible common equity to tangible assets ratio(4)	10.69	10.68	9.66	6.81	6.73
Weighted average common shares outstanding, basic	138,495	127,495	112,352	112,182	97,884
Weighted average common shares outstanding, diluted	139,154	134,226	130,015	112,182	97,884

(1)	Consists of net interest income and non-interest income excluding investment securities gains (losses), net.

(2)
Discontinued operations for the year ended December 31, 2010 consist of a $42.4 million gain, after tax, on the sale of the merchant services business which was completed on March 31, 2010 as well as the revenues and expenses of this business.

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
Economic Overview
Synovus' financial performance is impacted by the overall economic environment in the U.S. and the primary markets in which it operates. Changes in interest rates, GDP growth, unemployment rates and housing prices can have a significant impact on the performance of Synovus' loan portfolio as well as Synovus' overall financial performance. Following is a summary of economic factors that are most relevant to Synovus' business, including 2014 developments as well as expectations for 2015.
National economic expectations at the outset of 2014 included continued recovery and growth fueled by strengthened housing and manufacturing sectors, increased consumption, lessened austerity measures, and continued employment gains. However, record-low temperatures during the first quarter of 2014 negatively impacted most of the country’s production efforts and reversed a positive recovery trend, resulting in a first quarter decline in GDP. Subsequent quarters showed an overall substantial rebound in growth that was significant enough to allow the Federal Reserve to announce at its October meeting the end of its Quantitative Easing program. The expectation of higher Treasury yields at the longer end of the yield curve did not materialize as investors rushed toward U.S. Treasuries due to geopolitical concerns and weaker foreign economic performance.
Despite increased affordability in the nation’s housing sector driven by lower mortgage rates in the second half of 2014, home sales were generally flat in all sectors, and the rate of home price appreciation slowed considerably during the year. National annualized new home sales decreased year-over-year while existing home sales increased marginally. The S&P/Case-Shiller 20 City Home Price Index entered 2014 with a 13.5% growth rate and ended the year at a significantly lower 4.3% pace. The national outlook for housing is positive going into 2015, however, as indicated by the National Association of Home Builders’ Housing Market Index which has exhibited seven straight months of positive movement. This movement goes hand in hand with an approximate 50 basis point decrease in 30 year mortgage rates over the same time period.
Continued low interest rates and evolving consumer preferences yielded substantial gains in commercial real estate markets. Multi-family housing metrics grew stronger as millennial preferences, student debt levels, and changing attitudes towards home ownership increased demand for apartment living. The warehouse and self-storage real estate sectors posted near record rent appreciation levels and exhibited substantial declines in capitalization rates, leading to higher prices paid for stabilized assets. The office real estate sector showed substantial improvement over 2013, leaving retail as the only real estate sector still in relative stagnation. Hotel performance continued a five-year run of increasing occupancies and revenues; the outlook for a sixth year of hospitality real estate growth looks very good as lower gas prices should prompt more vacation travel in 2015.
Positive sentiment was also apparent during 2014 in the two major indices of manufacturing and non-manufacturing activity. The Markit PMI (Purchasing Managers’ Index) and the Institute of Supply Management’s Manufacturing Index were positive throughout the year, as were both the Markit Service PMI (Purchasing Managers’ Index) and the ISM (Institute of Supply Management) Non-Manufacturing Index. Industrial production posted a net increase of 3.6%, driven in part by strength in the manufacturing sector. The notable resurgence of manufacturing in the Southeast has been fostered by increased investment in port and logistic infrastructure, favorable economic incentives, and able and inexpensive labor.
Consumption continued to fuel GDP growth in the final three quarters of 2014, particularly in automobile sales where a record annualized rate of 17.5 million in car sales was realized in August. Retail sales growth occurred in nine of twelve months during 2014, and consumer credit expanded monthly. Consumer confidence is solid heading into 2015, as evidenced by December 2014’s reading of 93.6 from the Reuters/University of Michigan consumer sentiment index; this is considerably higher than the January 2014 level of 81.2. Consumption should continue to improve during 2015, partially indicated by the lower gas prices seen during the final two quarters of 2014, during which time the nation saw a 56% decrease in the WTI barrel price (West Texas Intermediate price) of oil.
Despite the fact that most economists expect a 2015 increase in the Federal Funds rate, monetary policy is expected to remain accommodative and lower than expected inflation could delay Federal Reserve action. GDP growth is expected to be positive with consensus expectations of approximately 2.5% to 3% growth in 2015. Domestically, the price of oil could have a significant impact on 2015 GDP growth, as lower gas prices should foster contributions to GDP through increased personal consumption while simultaneously negatively impacting capital expenditure gains and job growth from energy companies. There is considerable uncertainty regarding the net effect of low energy prices, though on the whole they should be a benefit for markets within the Synovus footprint. Internationally, a stronger dollar and weaker foreign demand for goods should lead to lower exports and higher imports, while European deflation could continue to push money into U.S. Treasuries, keeping interest rates relatively low. The latter bodes well for housing affordability and continued positive performance and investment in commercial real estate sectors. The U.S. economy enters 2015 on firmer ground than it was one year ago, but improvement in the housing sector and in real wage growth is required to move from slow, positive recovery to healthy and robust expansion.
Overview of 2014 Financial Results
Net income available to common shareholders was $185.0 million, or $1.33 per diluted common share for the year ended December 31, 2014, an increase of 56.1% and 50.5%, respectively, compared to net income available to common shareholders of $118.5 million, or $0.88 per diluted common share for the year ended December 31, 2013.
On January 17, 2014, Synovus completed the sale of certain loans, premises, deposits, and other assets and liabilities of the Memphis, Tennessee branches of Trust One Bank, a division of Synovus Bank.  The sale included $89.6 million in total loans and $191.3 million in total deposits.   Results for the year ended December 31, 2014 reflect a pre-tax gain, net of associated costs, of $5.8 million relating to this transaction. Results for the year ended December 31, 2014 also include $20.6 million and $12.8 million in restructuring charges and litigation settlement expenses, respectively, compared to $11.1 million and $10.0 million in restructuring charges and litigation loss contingency expense, respectively, for the year ended December 31, 2013.
2014 results reflect continued broad-based improvement in credit quality. Total credit costs (consisting primarily of provision for loan losses and foreclosed real estate expense, net) were $66.7 million in 2014, a $51.3 million or 43.5% decline from 2013. The NPL ratio declined to 0.94% at December 31, 2014 from 2.08% at December 31, 2013. Non-performing assets ended the year at $286.8 million, down $252.8 million or 46.8% from December 31, 2013. Net charge-offs totaled $79.1 million, or 0.39% of average loans, in 2014 down from $135.4 million or 0.69% of average loans in 2013. Total past due loans over 90 days remained low at 0.02% at December 31, 2014, unchanged from December 31, 2013.
Adjusted pre-tax, pre-credit costs income (which excludes provision for loan losses, other credit costs, litigation settlement expenses, restructuring charges, and certain other items) was $398.5 million in 2014, up 2.1% or $8.2 million from 2013. The increase in adjusted pre-tax, pre-credit costs income was driven by a $9.1 million or 1.1% increase in net interest income resulting mainly from an increase in average loans of $886.0 million, and a $4.4 million or 1.7% increase in adjusted non-interest income, partially offset by a $5.2 million or 0.8% increase in adjusted non-interest expense. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for further information.
The net interest margin declined two basis points to 3.38% for the year ended December 31, 2014 compared to the prior year. The yield on earning assets declined six basis points to 3.83% and the effective cost of funds declined four basis points to 0.45% for the year ended December 31, 2014 compared to the year ended December 31, 2013.
Total loans ended the year at $21.10 billion, a $1.04 billion or 5.2% increase from a year ago. The increase was driven by a $394.3 million, or 6.1%, growth in CRE loans, a $361.6 million, or 3.6%, increase in C&I loans, and a $285.9 million, or 7.8%, increase in retail loans.
Total deposits at December 31, 2014 increased $654.9 million, or 3.1%, from a year ago. Core deposits excluding time deposits increased $436.8 million or 2.7% from a year ago driven by an increase in non-interest bearing deposits. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for further information.
Total shareholders’ equity at December 31, 2014 was $3.04 billion, a $92.3 million increase from a year ago. The change in shareholders’ equity for the year includes an $88.1 million reduction from repurchases, or agreements to repurchase shares, of common stock under Synovus' $250 million share repurchase program announced on October 21, 2014 as well as the impact of a 43% increase in the quarterly common stock dividend from $0.07 to $0.10 per share effective with the quarterly dividend paid on January 2, 2015. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and "Part II - Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities - Share Repurchases" of this Report for further discussion regarding Synovus' common stock repurchase program and common stock dividend increase.

Consolidated Financial Highlights
A summary of Synovus’ financial performance for the years ended December 31, 2014 and 2013 is set forth in the table below.

Table 11 - Consolidated Financial Highlights
	Years Ended December 31,
(dollars in thousands, except per share data)	2014	2013	Change
Net interest income	$819,284	810,192	1.1%
Provision for loan losses	33,831	69,598	(51.4)
Non-interest income	262,104	253,571	3.4
Adjusted non-interest income (1)	254,984	250,626	1.7
Non-interest expense	744,998	741,537	0.5
Adjusted non-interest expense (1)	675,726	670,503	0.8
Income before income taxes	302,559	252,628	19.8
Adjusted pre-tax, pre-credit costs income (1)	398,542	390,315	2.1
Net income	195,249	159,383	22.5
Net income available to common shareholders	185,011	118,553	56.1
Net income per common share, basic	1.34	0.93	43.7
Net income per common share, diluted	1.33	0.88	50.5

	December 31,
	2014	2013	Change
Loans, net of deferred fees and costs	$21,097,699	20,057,798	5.2%
Total deposits	21,531,700	20,876,790	3.1
Core deposits (1)	19,889,302	19,782,788	0.5
Core deposits excluding time deposits (1)	16,721,352	16,284,588	2.7

Net interest margin	3.38%	3.40	(2	) bps
Non-performing assets ratio	1.35	2.67	(132)
Non-performing loans ratio	0.94	2.08	(114)
Past due loans over 90 days	0.02	0.02	—
Net charge-off ratio	0.39	0.69	(30)

Tier 1 capital	$2,543,625	2,351,493	8.2%
Tier 1 common equity (1)	2,407,645	2,215,631	8.7
Total risk-based capital	2,987,406	2,900,865	3.0
Tier 1 capital ratio	10.86%	10.54	32	bps
Tier 1 common equity ratio (1)	10.28	9.93	35
Total risk-based capital ratio	12.75	13.00	(25)
Total shareholders’ equity to total assets ratio	11.24	11.25	(1)
Tangible common equity to tangible assets ratio (1)	10.69	10.68	1

(1) See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation.

Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with U.S. GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the accounting for the allowance for loan losses, deferred tax assets valuation allowance, other real estate, and determining the fair value of financial instruments. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are applied in the application of these policies.
Allowance for Loan Losses
The allowance for loan losses is a significant accounting estimate that is determined through periodic and systematic detailed reviews of the Company’s loan portfolio. These reviews are performed to assess the inherent risk for probable loss within the portfolio and to ensure consistency between fluctuations in the allowance and both credit events within the portfolio and prevailing credit trends. The economic and business climate in any given industry or market is difficult to gauge and can change rapidly, and the effects of those changes can vary by borrower. Significant judgments and estimates are necessary in the determination of the allowance for loan losses. Significant judgments include, among others, loan risk ratings and classifications, the determination and measurement of impaired loans, the timing of loan charge-offs, the probability of loan defaults, the net loss exposure in the event of loan defaults, qualitative loss factors, management’s plans, if any, for disposition of certain loans, as well as other qualitative considerations. In determining the allowance for loan losses, management makes numerous assumptions, estimates, and assessments, which are inherently subjective. The use of different estimates or assumptions could have a significant impact on the provision for loan losses, allowance for loan losses, non-performing loans, loan charge-offs, financial condition and results of operations.
Dual Risk Rating Implementation
Synovus began implementation of a Dual Risk Rating allowance for loan losses methodology (DRR methodology) for certain components of its commercial and industrial loan portfolio during 2013. The DRR methodology includes sixteen probabilities of default categories and nine categories for estimating losses given an event of default. The result is an expected loss rate established for each borrower. The DRR methodology is generally considered in the banking industry to be a more refined estimate of the inherent risk of loss. The 2013 DRR methodology implementation was applied to approximately $2.4 billion of the total commercial and industrial loan portfolio. Implementation of the DRR methodology resulted in a reduction to the provision for loan losses and the allowance for loan losses of approximately $2.5 million for 2013. During 2014, the DRR implementation was expanded to certain components of the investment properties commercial real estate portfolio totaling approximately $2.5 billion. This implementation resulted in an increase to the provision for loan losses and the allowance for loan losses of approximately $1.8 million for the year ended December 31, 2014.
At December 31, 2014, the DRR methodology is utilized to calculate the allowance for loan losses for 36.8% of the commercial loan portfolio and 26.7% of the total loan portfolio. Management currently expects to implement the DRR methodology for additional components of the commercial loan portfolio over the next few years. The implementation is expected to be in multiple phases, with each component determined based primarily on loan type and size. The timing of future implementations will depend upon completion of applicable data analysis and model assessment. Once full implementation is completed, management estimates that the DRR methodology will be utilized to calculate the allowance for loan losses on commercial loans amounting to over 30% of the total loan portfolio.
Deferred Taxes and Valuation Allowance
The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning accounting guidance prescribed in ASC 740, Income Taxes, and federal and state tax codes. There can be no assurance that future events will not differ from management's current assessment and thereby have a significant impact on the consolidated results of operations and reported earnings.
A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered. Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is necessary is subject to considerable judgment and requires an evaluation of all positive and negative evidence, including the recent trend of quarterly earnings, to determine whether realization is more likely than not.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at December 31, 2014, that it is more likely than not that the net deferred tax assets of $622.5 million will be realized is based primarily upon management's estimate of future taxable income. Management's estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable, although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on Synovus’ consolidated financial condition or results of operations.
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
Significant judgment and complex estimates are required in estimating the fair value of ORE. In response to market conditions and other economic factors, management may utilize liquidation sales as part of Synovus' distressed asset disposition strategy. As a result of the significant judgment required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the estimated fair value of ORE. Management reviews the fair value of ORE each quarter and adjusts the values as appropriate.
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
Assets, liabilities and other financial instruments classified as Level 3 in the fair value hierarchy are generally less liquid and estimating their value requires inputs that are unobservable and require the application of significant judgment on behalf of management in order to determine the appropriate fair value of each of these instruments. As of December 31, 2014, Synovus reported $29.0 million of assets (or 0.1% of total assets) classified as Level 3, of which $27.4 million consisted of private equity investments. Also, as of December 31, 2014, Synovus reported $1.4 million of liabilities (or 0.01% of total liabilities) classified as Level 3.

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
The investment strategy focuses on the use of the investment securities portfolio to generate interest income and to assist in the management of interest rate risk. Synovus moderately decreased portfolio duration during 2014 while the average balance of the portfolio remained relatively stable as compared to the prior year. The average duration of Synovus’ investment securities portfolio was 2.7 years at December 31, 2014 compared to 3.5 years at December 31, 2013.
Synovus also utilizes a significant portion of its investment portfolio to secure certain deposits and other liabilities requiring collateralization. At December 31, 2014, $2.12 billion of these investment securities were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements. The investment securities are primarily mortgage-backed securities issued by U.S. government agencies and U.S. government sponsored enterprises, both of which have a high degree of liquidity and limited credit risk. A mortgage-backed security depends on the underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. At December 31, 2014, all of the collateralized mortgage obligations and mortgage-backed pass-through securities held by Synovus were issued or backed by federal agencies or government sponsored enterprises.
As of December 31, 2014 and 2013, the estimated fair value of investment securities available for sale as a percentage of their amortized cost was 100.7% and 99.2%, respectively. The investment securities available for sale portfolio had gross unrealized gains of $32.9 million and gross unrealized losses of $12.4 million, for a net unrealized gain of $20.5 million as of December 31, 2014. The investment securities available for sale portfolio had gross unrealized gains of $19.2 million and gross unrealized losses of $44.6 million, for a net unrealized loss of $25.4 million as of December 31, 2013. Shareholders’ equity included net unrealized losses of $713 thousand and net unrealized losses of $28.9 million on the available for sale portfolio as of December 31, 2014 and 2013, respectively.
During 2014 and 2013, the average balance of investment securities available for sale increased to $3.09 billion at December 31, 2014 from $3.08 billion at December 31, 2013. Synovus earned a taxable-equivalent rate of 1.88% and 1.71% for 2014 and 2013, respectively, on its investment securities available for sale portfolio. For the years ended December 31, 2014 and 2013, investment securities available for sale represented 12.71% and 12.89%, respectively, of interest earning assets.
The following table shows investment securities available for sale by type as of December 31, 2014 and 2013.

Table 12 - Investment Securities Available for Sale	December 31,

(in thousands)	2014	2013
U.S. Treasury securities	$42,826	17,791
U.S. Government agency securities	27,324	34,641
Securities issued by U.S. Government sponsored enterprises	82,042	113,745
Mortgage-backed securities issued by U.S. Government agencies	179,816	195,117
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,261,681	2,421,360
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	417,076	398,540
State and municipal securities	5,206	6,889
Equity securities	6,748	7,584
Other investments	18,687	3,691
Total fair value	$3,041,406	3,199,358

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

Table 13 - Maturities and Weighted Average Yields of Investment Securities Available for Sale as of December 31, 2014
(dollars in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Fair Value
U.S. Treasury securities	$17,793	25,033	—	—	—	42,826
U.S. Government agency securities	78	12,964	14,282	—	—	27,324
Securities issued by U.S. Government sponsored enterprises	—	82,042	—	—	—	82,042
Mortgage-backed securities issued by U.S. Government agencies	—	—	—	179,816	—	179,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	272	1,470	1,842,131	417,808	—	2,261,681
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	417,076	—	417,076
State and municipal securities	166	1,891	302	2,847	—	5,206
Other investments	—	—	15,007	1,645	2,035	18,687
Securities with no stated maturity (equity securities)	—	—	—	—	6,748	6,748
Total	$18,309	123,400	1,871,722	1,019,192	8,783	3,041,406

Weighted Average Yield
U.S. Treasury securities	0.01%	1.66	—	—	—	0.97
U.S. Government agency securities	6.48	5.53	5.62	—	—	5.58
Securities issued by U.S. Government sponsored enterprises	—	1.08	—	—	—	1.08
Mortgage-backed securities issued by U.S. Government agencies	—	—	—	2.53	—	2.53
Mortgage-backed securities issued by U.S. Government sponsored enterprises	4.66	5.47	1.48	2.79	—	1.72
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	2.34	—	2.34
State and municipal securities	7.76	7.23	6.68	5.56	—	6.31
Other investments	—	—	5.50	4.25	2.11	4.99
Securities with no stated maturity (equity securities)	—	—	—	—	4.29	4.29
Total	0.17%	1.80	1.55	2.57	2.87	1.89

Loans
The following table shows loans by portfolio class and as a percentage of total loans, net of deferred fees and costs, as of December 31, 2014 and 2013.

Table 14 - Loans by Portfolio Class
	December 31,
	2014		2013
(dollars in thousands)	Total Loans	%*	Total Loans	%*
Investment properties	$5,188,322	24.6%	$4,616,485	23.0%
1-4 family properties	1,135,562	5.4	1,185,060	5.9
Land acquisition	577,424	2.7	705,431	3.5
Total commercial real estate	6,901,308	32.7	6,506,976	32.4
Commercial, financial, and agricultural	6,226,034	29.5	5,895,265	29.4
Owner-occupied	4,066,979	19.3	4,036,186	20.1
Total commercial and industrial	10,293,013	48.8	9,931,451	49.5
Home equity lines	1,683,998	8.0	1,587,541	7.9
Consumer mortgages	1,694,061	7.9	1,519,068	7.5
Credit cards	253,649	1.2	256,846	1.3
Other retail loans	302,460	1.4	284,778	1.4
Total retail	3,934,168	18.5	3,648,233	18.1
Deferred fees and costs, net	(30,790)	nm	(28,862)	nm
Total loans, net of deferred fees and costs	$21,097,699	100.0%	$20,057,798	100.0%

*Loan balance in each category is before net deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.
nm - not meaningful
Total loans ended the year at $21.10 billion, a $1.04 billion or 5.2% increase from a year ago. The increase was driven by balanced growth across the entire loan portfolio - a $394.3 million or 6.1% increase in commercial real estate loans, a $361.6 million or 3.6% increase in commercial and industrial loans, and a $285.9 million or 7.8% increase in retail loans. Annual loan growth for 2015 is currently expected to be in the mid single-digits.
Commercial Loans
The commercial loan portfolio consists of commercial and industrial loans and commercial real estate loans. Total commercial loans at December 31, 2014 were $17.19 billion, or 81.5% of the total loan portfolio, and grew $755.9 million or 4.6% from December 31, 2013.
At both December 31, 2014 and 2013, Synovus had 25 commercial loan relationships with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at December 31, 2014 and 2013 was approximately $36 million and $41 million, respectively.
Commercial and Industrial (C&I) Loans
Total commercial and industrial loans at December 31, 2014 were $10.29 billion, or 48.8% of the total loan portfolio, compared to $9.93 billion, or 49.5% of the total loan portfolio at December 31, 2013, an increase of $361.6 million, or 3.6%, from 2013. The commercial and industrial loan portfolio represents the largest category of Synovus' total loan portfolio and is currently concentrated on small to middle market commercial and industrial lending disbursed throughout a diverse group of industries in the Southeast including health care and social assistance, finance and insurance, manufacturing, construction, wholesale trade, retail trade, and real estate-related industries. Most portfolio components grew during 2014, with $260.2 million or 72.0% of the C&I growth reported in health care and social assistance as specialized lending units continue to build relationships in senior housing, medical office lending, and other health care related areas. For more detailed information on the C&I portfolio by industry at December 31, 2014 and 2013 see the table below, Commercial and Industrial Loans by Industry.

Table 15 - Commercial and Industrial Loans by Industry
	December 31, 2014			December 31, 2013
(dollars in thousands)	Amount	%*		Amount	%*
Health care and social assistance	$1,868,278	18.2%		$1,608,071	16.2%
Manufacturing	878,492	8.5		915,116	9.2
Retail trade	816,231	7.9		757,719	7.6
Real estate leasing	731,690	7.1		802,566	8.1
Finance and insurance	684,319	6.6		580,170	5.8
Wholesale trade	627,938	6.1		612,045	6.2
Professional, scientific, and technical services	590,362	5.7		505,668	5.1
Real estate other	499,373	4.9		586,548	5.9
Accommodation and food services	447,899	4.4		429,454	4.3
Construction	432,389	4.2		490,839	4.9
Agriculture, forestry, fishing, and hunting	366,041	3.6		306,552	3.1
Transportation and warehousing	250,221	2.4		215,027	2.2
Administration, support, waste management, and remediation	247,226	2.4		216,814	2.2
Information	239,996	2.3		163,921	1.7
Educational services	227,272	2.2		233,543	2.4
Other services	859,944	8.4		915,993	9.2
Other industries	525,342	5.1		591,405	5.9
Total commercial and industrial loans	$10,293,013	100.0%		$9,931,451	100.0%
			—
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
The Corporate Banking Group provides lending solutions to larger corporate clients and includes specialty units such as loan syndications and senior housing. These units partner with Synovus' local bankers to build relationships across the five-state footprint, as well as selected other areas in the southeastern and southwestern United States. To date, loan syndications consist primarily of loans where Synovus is participating in the credit (versus being the lead bank). Senior housing loans are typically extended to borrowers primarily in the assisted living, independent living, or memory care facilities sectors. The Corporate Banking Group also originates direct loans to well-capitalized public companies and larger private companies that operate in the five-state footprint as well as other states in the Southeast.
At December 31, 2014, $6.23 billion, or 60.5% of the total commercial and industrial loans represented loans for the purpose of financing commercial, financial, and agricultural business activities compared to $5.90 billion or 59.4% of the total commercial and industrial loans at December 31, 2013 . The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, and other business assets.
At December 31, 2014, $4.07 billion, or 39.5% of the total commercial and industrial loans represented loans for the purpose of financing owner-occupied properties compared to $4.04 billion or 40.6% of the total commercial and industrial loans at December 31, 2013. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominantly secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
Total commercial real estate loans, consisting of investment properties, 1-4 family properties, and land acquisition loans and representing 32.7% of the total loan portfolio at December 31, 2014, were $6.90 billion, an increase of $394.3 million, or 6.1%, from December 31, 2013. The increase was primarily the result of growth in investment properties loans partially offset by planned reductions in land acquisition loans and 1-4 family properties loans.

Investment Properties Loans
Total investment properties loans as of December 31, 2014 were $5.19 billion, or 75.2% of the total commercial real estate loan portfolio, and 24.6% of the total loan portfolio, compared to $4.62 billion, or 70.9% of the total commercial real estate loan portfolio, and 23.0% of the total loan portfolio at December 31, 2013. Total investment properties increased $571.8 million or 12.4% during 2014 primarily due to strong growth in the office buildings and multi-family properties categories. Substantially all of the growth in office buildings loans was non-construction related. Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties.
The following table shows the principal categories of the investment properties loan portfolio at December 31, 2014 and 2013.

Table 16 - Investment Properties Loan Portfolio
	December 31,
	2014		2013
(dollars in thousands)	Amount	%*	Amount	%*
Multi-family	$1,205,095	23.2%	$957,001	20.7%
Hotels	692,018	13.3	687,177	14.9
Office buildings	1,188,389	22.9	889,498	19.3
Shopping centers	881,396	17.0	854,607	18.5
Warehouses	558,594	10.8	564,448	12.2
Other investment property	540,840	10.4	507,410	11.0
Commercial development	121,990	2.4	156,344	3.4
Total investment properties loans	$5,188,322	100.0%	$4,616,485	100.0%

*Loan balance in each category expressed as a percentage of total investment properties loans.
1-4 Family Properties Loans
At December 31, 2014, 1-4 family properties loans declined to $1.14 billion, or 16.5% of the total commercial real estate portfolio, and 5.4% of the total loan portfolio, compared to $1.19 billion, or 18.2% of the total commercial real estate portfolio, and 5.9% of the total loan portfolio at December 31, 2013 primarily due to principal reductions, limited originations of new loans, and continued resolution of distressed loans (consisting primarily of NPLs). 1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. Construction and residential development loans are primarily interest-only loans and typically carry maturities of three years or less, and 1-4 family rental properties carry maturities of three to five years, with amortization periods of up to fifteen to twenty years.
Land Acquisition Loans
Land acquisition loans were $577.4 million at December 31, 2014, or 8.3% of the total commercial real estate portfolio and 2.7% of the total loan portfolio. Land acquisition loans declined of 18.1% from December 31, 2013, primarily due to principal reductions and continued resolution of distressed loans. Land acquisition loans are secured by land held for future development, typically in excess of one year. They have short-term maturities and are typically unamortized. These properties are substantially within the Synovus footprint and generally carry personal guarantees from the principals. They are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). This portfolio increased during the recession as land loans originally planned for development moved back into inventory for future development but has decreased over recent years as the exposure in this portfolio has been closely monitored and reduced primarily through asset dispositions and charge-offs.

Retail Loans
Total retail loans as of December 31, 2014 were $3.93 billion, or 18.5% of the total loan portfolio compared to $3.65 billion, or 18.1% of the total loan portfolio at December 31, 2013. Total retail loans increased by $285.9 million, or 7.8%, from December 31, 2013 due primarily to initiatives to grow this portion of the loan portfolio. The retail loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, home equity lines, credit card loans, automobile loans, and other retail loans. These various types of secured and unsecured retail loans are marketed to qualifying existing clients and to other creditworthy candidates in Synovus' market area. The majority of Synovus' retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Retail residential real estate loans (consisting of consumer mortgages and home equity lines) increased $271.5 million or 8.7% from 2013 to $3.38 billion primarily due to market-related factors, additional cross-selling opportunities, and a successful HELOCs campaign. Credit card loans totaled $253.6 million at December 31, 2014 and $256.8 million at December 31, 2013, including $55.3 million of commercial credit card loans at both December 31, 2014 and 2013. These commercial credit card loans relate to Synovus' commercial customers who utilize corporate credit cards for various business activities.
Risk levels 1-6 (descending) are assigned to retail loans based upon a risk score matrix. The retail loan portfolio is sent to a consumer credit reporting agency for a refresh of customers' credit scores at least annually to determine ongoing consistency or negative migration in the quality of the portfolio. As part of the refresh most recently updated as of December 31, 2014, revolving lines of credit were reviewed for a material change in financial circumstances and subsequently suspended for further advances when warranted. FICO scores within the retail residential real estate portfolio have generally remained stable since 2007.
Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of the origination date or, if the loan has been refinanced, as of the refinance date, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' retail lending strategy, and Synovus does not currently develop or offer specific sub-prime, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of December 31, 2014, it has $134.9 million of higher-risk consumer loans (3.4% of said portfolio and 0.6% of the total loan portfolio). Included in this amount is $15.9 million of accruing TDRs. Synovus makes retail lending decisions based upon a number of key credit risk determinants including FICO scores as well as bankruptcy predictor scores, loan-to-value, and debt-to-income ratios.
At December 31, 2014 and December 31, 2013, weighted average FICO scores within the retail residential real estate portfolio were 772 and 768 (HELOCs), respectively, and 735 and 720 (Consumer Mortgages), respectively. Total past dues within the retail residential real estate portfolio as of December 31, 2014 were 0.46% (HELOCs) and 0.75% (Consumer Mortgages) compared to 0.32% (HELOCs) and 1.26% (Consumer Mortgages) at December 31, 2013. The net charge-off ratios for the year ended December 31, 2014 were 0.33% (HELOCs) and 0.28% (Consumer Mortgages) compared to 0.51% (HELOCs) and 0.72% (Consumer Mortgages) for the year ended December 31, 2013.
See "Part I - Item 1.Business - Monitoring of Collateral and Loan Guarantees" of this Report for information on monitoring of collateral and loan guarantees.

The following table shows the composition of the loan portfolio at December 31, 2014, 2013, 2012, 2011, and 2010.

Table 17 - Five Year Composition of Loan Portfolio
	December 31,

	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial
Commercial, financial, and agricultural	$6,226,034	29.5%	$5,895,265	29.4%	$5,592,858	28.6%	$5,247,364	26.1%	$5,398,197	25.0%
Owner-occupied	4,066,979	19.3	4,036,186	20.1	3,976,593	20.3	3,982,441	19.9	4,095,841	19.0
Real estate — construction	1,705,888	8.1	1,758,054	8.8	1,748,774	8.9	2,381,728	11.9	3,112,919	14.4
Real estate — mortgage	5,195,420	24.6	4,748,922	23.6	4,749,090	24.3	4,900,692	24.3	5,267,661	24.4
Total commercial	17,194,321	81.5	16,438,427	81.9	16,067,315	82.1	16,512,225	82.2	17,874,618	82.8
Retail
Real estate — mortgage	3,378,059	15.9	3,106,609	15.4	2,953,958	15.1	3,031,334	15.1	3,123,300	14.5
Retail loans — credit cards	253,649	1.2	256,846	1.3	263,561	1.4	273,098	1.3	284,970	1.3
Retail loans — other	302,460	1.4	284,778	1.4	277,229	1.4	275,142	1.4	313,311	1.4
Total retail	3,934,168	18.5	3,648,233	18.1	3,494,748	17.9	3,579,574	17.8	3,721,581	17.2
Total loans	21,128,489		20,086,660		19,562,063		20,091,799		21,596,199
Deferred fees and costs, net	(30,790)	nm	(28,862)	nm	(20,373)	nm	(11,986)	nm	(10,436)	nm
Total loans, net of deferred fees and costs	$21,097,699	100.0%	$20,057,798	100.0%	$19,541,690	100.0%	$20,079,813	100.0%	$21,585,763	100.0%

*Loan balance in each category is before net deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.
nm - not meaningful
Other Real Estate
The carrying value of ORE was $85.5 million and $112.6 million at December 31, 2014 and 2013, respectively. During the years ended December 31, 2014, 2013 and 2012, $58.6 million, $88.7 million, and $155.8 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value. During the years ended December 31, 2014, 2013, and 2012, Synovus recognized foreclosed real estate expense, net, of $25.3 million, $33.9 million, and $90.7 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $22.1 million, $25.5 million, and $73.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. Additionally, as of December 31, 2014, the ORE carrying value of $85.5 million reflects cumulative write-downs totaling approximately $78 million, or 48% of the related loans' unpaid principal balance.
It is Synovus' objective to dispose of ORE properties in a timely manner and to maximize net sale proceeds. Synovus has a centralized managed assets division with the specialized skill set to facilitate this objective. While there is not a defined timeline for their sale, ORE properties are actively marketed through unaffiliated third parties. In addition, Synovus has previously sold ORE properties in bulk asset sales to unaffiliated third parties.

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of deposits for 2014 and 2013. See Table 21 for information on average deposits including average rates paid in 2014 and 2013.

Table 18 - Composition of Deposits
(dollars in thousands)	2014	%(1)	2013	%(1)
Non-interest bearing demand deposits	$6,228,472	28.9%	$5,642,751	27.0%
Interest bearing demand deposits	3,884,469	18.1	3,969,634	19.0
Money market accounts, excluding brokered deposits	5,971,629	27.7	6,069,548	29.1
Savings deposits	636,782	3.0	602,655	2.9
Time deposits, excluding brokered deposits	3,167,950	14.7	3,498,200	16.8
Brokered deposits	1,642,398	7.6	1,094,002	5.2
Total deposits	21,531,700	100.0	20,876,790	100.0
Core deposits(2)	19,889,302	92.4	19,782,788	94.8
Core deposits excluding time deposits(2)	$16,721,352	77.7%	$16,284,588	78.0%

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for further information.
Total deposits at December 31, 2014 increased $654.9 million, or 3.1% from December 31, 2013. Core deposits excluding time deposits at December 31, 2014 increased $436.8 million, or 2.7% from December 31, 2013 and non-interest bearing demand deposits as a percentage of total deposits were 28.9% at December 31, 2014 compared to 27.0% at December 31, 2013. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for further information.
Time deposits of $100,000 and greater at December 31, 2014 and 2013 were $3.31 billion and $2.91 billion, respectively, and included brokered time deposits of $1.46 billion and $880.8 million, respectively. See Table 19 for the maturity distribution of time deposits of $100,000 or more. These larger deposits represented 15.4% and 13.9% of total deposits at December 31, 2014 and 2013, respectively, and included brokered time deposits which represented 6.8% and 4.2% of total deposits at December 31, 2014 and 2013, respectively.
At December 31, 2014, total brokered deposits represented 7.6% of Synovus’ total deposits compared to 5.2% at December 31, 2013.
The following table shows maturities of time deposits of $100,000 or more at December 31, 2014.

Table 19 - Maturity Distribution of Time Deposits of $100,000 or More
(in thousands)	December 31, 2014
3 months or less	$720,683
Over 3 months through 6 months	571,820
Over 6 months through 12 months	938,883
Over 12 months	1,083,083
Total outstanding	$3,314,469

Net Interest Income
The following table summarizes the components of net interest income for the years ended December 31, 2014, 2013 and 2012, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% federal income tax rate.

Table 20 - Net Interest Income
	Years Ended December 31,
(in thousands)	2014	2013	2012
Interest income	$928,692	929,014	1,004,140
Taxable-equivalent adjustment	1,678	2,184	3,106
Interest income, taxable-equivalent	930,370	931,198	1,007,246
Interest expense	109,408	118,822	150,023
Net interest income, taxable-equivalent	$820,962	812,376	857,223

Net interest income (interest income less interest expense) is the largest component of total revenues, representing earnings from the primary business of gathering funds from customer deposits and other sources, and investing those funds primarily in loans and investment securities. Synovus’ long-term objective is to manage those assets and liabilities to maximize net interest income while balancing interest rate, credit, liquidity, and capital risks.
Net interest income is presented in this discussion on a tax-equivalent basis so that the income from assets exempt from federal income taxes is adjusted based on a statutory marginal federal tax rate of 35% in all years (see Table 20 above). The net interest margin is defined as taxable-equivalent net interest income divided by average total interest earning assets and provides an indication of the efficiency of the earnings from balance sheet activities. The net interest margin is affected by changes in the spread between interest earning asset yields and interest bearing liability costs (spread rate), and by the percentage of interest earning assets funded by non-interest bearing funding sources.
Net interest income for 2014 was $819.3 million, up $9.1 million, or 1.1%, from 2013. On a taxable-equivalent basis, net interest income increased $8.6 million, or 1.1%, from 2013. During 2014, average earning assets increased $391.0 million, or 1.6%, primarily as a result of an increase in net loans and investment securities balances.
Net interest income for 2013 was $810.2 million, down $43.9 million, or 5.1%, from 2012. On a taxable-equivalent basis, net interest income decreased $44.8 million, or 5.2%, from 2012. During 2013, average earning assets decreased $596.0 million, or 2.4%, primarily as a result of a decrease in investment securities balances and balances due from the Federal Reserve Bank.
Net Interest Margin
The net interest margin was 3.38% for 2014, a decrease of 2 basis points from 2013. The yield on earning assets decreased 6 basis points to 3.83% and the effective cost of funds decreased 4 basis points to 0.45%. The effective cost of funds includes non-interest bearing funding sources primarily consisting of demand deposits.
The primary components of the yield on interest earning assets are loan yields, yields on investment securities, and the yield on balances held with the Federal Reserve Bank. The primary factor negatively impacting earning asset yields was a 22 basis point decline in loan yields. Loan yield decreases were primarily driven by downward repricing of maturing and prepaid loans as well a continued low level of market rates on newly originated loans. Factors positively impacting earning asset yields included a 17 basis point increase in taxable investment securities yields primarily due to a lower level of purchased premium amortization. A reduction in lower yielding interest bearing funds at the Federal Reserve Bank also positively impacted earning asset yields.
The primary factors contributing to the 4 basis point decrease in the effective cost of funds during 2014 were a 45 basis point decrease in the cost of long-term debt and a 13 basis point decrease in the cost of time deposits. The decrease in the cost of long term debt is primarily due to the addition of new lower cost debt instruments. The decline in the cost of time deposits was driven by the maturity of older, higher cost deposits which were replaced at current lower cost levels.
The current expectation, assuming no change in short-term interest rates, is for modest downward pressure on the net interest margin during 2015. This expectation is primarily due to a projected further decrease in loan yields and limited ability to further reduce the effective cost of funds.
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

Table 21 - Average Balances, Interest, and Yields
	2014			2013			2012
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest earning assets:
Taxable loans, net(1)(2)	$20,338,439	860,070	4.23%	$19,494,216	862,833	4.43%	$19,645,210	919,945	4.68%
Tax-exempt loans, net(1)(2)(3)	93,147	4,449	4.78	112,030	5,564	4.97	145,767	7,576	5.20
Less Allowance for loan losses	285,803	—	—	341,658	—	—	469,714	—	—
Loans, net	20,145,783	864,519	4.29	19,264,588	868,397	4.51	19,321,263	927,521	4.80
Investment securities available for sale:
Taxable investment securities	3,083,677	57,605	1.87	3,070,019	52,118	1.70	3,419,556	66,416	1.94
Tax-exempt investment securities(3)	5,595	348	6.22	10,827	686	6.34	20,451	1,319	6.45
Total investment securities	3,089,272	57,953	1.88	3,080,846	52,804	1.71	3,440,007	67,735	1.97
Trading account assets	16,494	456	2.76	10,090	548	5.43	12,632	963	7.62
Interest earning deposits with banks	14,816	2	0.01	21,598	22	0.10	20,700	76	0.37
Due from Federal Reserve Bank	821,394	2,081	0.25	1,258,473	3,222	0.26	1,374,634	3,451	0.25
Federal funds sold and securities purchased under resale agreements	76,747	48	0.06	95,838	85	0.09	123,732	140	0.11
FHLB and Federal Reserve Bank stock	78,089	3,007	3.85	67,998	1,679	2.47	65,379	1,159	1.77
Mortgage loans held for sale	57,606	2,304	4.00	109,761	4,441	4.05	146,892	6,201	4.22
Total interest earning assets	24,300,201	930,370	3.83%	23,909,192	931,198	3.89%	24,505,239	1,007,246	4.11%
Cash and cash equivalents	411,741			431,003			450,965
Premises and equipment, net	464,018			477,688			479,878
Other real estate	101,628			142,570			198,295
Other assets(4)	1,258,737			1,368,791			734,944
Total assets	26,536,325			26,329,244			26,369,321
Liabilities and Equity
Interest bearing liabilities:
Interest bearing demand deposits	$3,802,896	7,110	0.19%	$3,943,616	7,773	0.20%	$3,540,734	7,467	0.21%
Money market accounts	6,230,354	18,636	0.30	6,334,248	20,817	0.33	6,834,271	26,794	0.39
Savings deposits	636,468	521	0.08	601,036	632	0.11	551,803	598	0.11
Time deposits	4,486,904	28,913	0.64	4,579,979	35,170	0.77	5,062,826	60,890	1.20
Federal funds purchased and securities sold under repurchase agreements	198,085	220	0.11	208,267	324	0.16	320,338	614	0.19
Long-term debt	2,120,800	54,008	2.55	1,806,351	54,106	3.00	1,457,020	53,660	3.68
Total interest bearing liabilities	17,475,507	109,408	0.63%	17,473,497	118,822	0.68%	17,766,992	150,023	0.84%
Non-interest bearing demand deposits	5,810,866			5,353,819			5,507,895
Other liabilities	224,600			206,431			235,307
Equity	3,025,352			3,295,497			2,859,127
Total liabilities and equity	$26,536,325			$26,329,244			$26,369,321
Net interest income/margin		820,962	3.38%		812,376	3.40%		857,223	3.50%
Less Taxable-equivalent adjustment		1,678			2,184			3,106
Net interest income, actual		819,284			810,192			854,117

(1)	Average loans are shown net of deferred fees and costs. Non-performing loans are included.

(2)	Interest income includes net loan fees as follows: 2014 — $29.3 million, 2013 — $25.6 million, and 2012 — $19.8 million.

(3)	Reflects taxable-equivalent adjustments, using the statutory federal tax rate of 35%, adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.

(4)	Includes average net unrealized gains on investment securities available for sale of $6.1 million, $12.0 million, and $66.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Table 22 - Rate/Volume Analysis	2014 Compared to 2013 Change Due to(1)			2013 Compared to 2012 Change Due to(1)
(in thousands)	Volume	Yield/Rate	Net Change	Volume	Yield/Rate	Net Change
Interest earned on:
Taxable loans, net	$37,399	(40,162)	(2,763)	$(7,067)	(50,045)	(57,112)
Tax-exempt loans, net(2)	(938)	(177)	(1,115)	(1,754)	(258)	(2,012)
Taxable investment securities	232	5,255	5,487	(6,781)	(7,517)	(14,298)
Tax-exempt investment securities(2)	(332)	(6)	(338)	(621)	(12)	(633)
Trading account assets	348	(440)	(92)	(194)	(221)	(415)
Interest earning deposits with banks	(7)	(13)	(20)	3	(57)	(54)
Due from Federal Reserve Bank	(1,136)	(5)	(1,141)	(290)	61	(229)
Federal funds sold and securities purchased under resale agreements	(17)	(20)	(37)	(31)	(24)	(55)
FHLB and Federal Reserve Bank stock	249	1,079	1,328	46	474	520
Mortgage loans held for sale	(2,112)	(25)	(2,137)	(1,567)	(193)	(1,760)
Total interest income	33,686	(34,514)	(828)	(18,256)	(57,792)	(76,048)

Interest paid on:
Interest bearing demand deposits	(281)	(382)	(663)	846	(540)	306
Money market accounts	(343)	(1,838)	(2,181)	(1,950)	(4,027)	(5,977)
Savings deposits	39	(150)	(111)	54	(20)	34
Time deposits	(717)	(5,540)	(6,257)	(5,794)	(19,926)	(25,720)
Federal funds purchased and securities sold under repurchase agreements	(16)	(88)	(104)	(213)	(77)	(290)
Other borrowed funds	9,433	(9,531)	(98)	12,855	(12,409)	446
Total interest expense	8,115	(17,529)	(9,414)	5,798	(36,999)	(31,201)
Net interest income	$25,571	(16,985)	8,586	$(24,054)	(20,793)	(44,847)

(1)	The change in interest due to both rate and volume has been allocated to the yield/rate component.

(2)	Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35%, in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.
Non-interest Income
Non-interest income for the year ended December 31, 2014 was $262.1 million, up $8.5 million, or 3.4%, compared to 2013. Adjusted non-interest income, which excludes net investment securities gains and the current year net gain of $5.8 million from the Memphis transaction, increased $4.4 million or 1.7% compared to 2013. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation.
The following table shows the principal components of non-interest income.

Table 23 - Non-interest Income
	Years Ended December 31,
(in thousands)	2014	2013	2012
Service charges on deposit accounts	$78,897	77,789	78,203
Fiduciary and asset management fees	45,226	43,450	42,503
Brokerage revenue	27,088	27,538	26,913
Mortgage banking income	18,354	22,482	32,272
Bankcard fees	32,931	30,641	34,075
Investment securities gains, net	1,331	2,945	39,142
Other fee income	19,130	22,567	21,138
(Decrease) increase in fair value of private equity investments, net	(378)	(2,963)	8,233
Gain on sale of Memphis branches, net	5,789	—	—
Other non-interest income	33,736	29,122	31,487
Total non-interest income	$262,104	253,571	313,966

Principal Components of Non-interest Income
Service charges on deposit accounts were $78.9 million in 2014, an increase of $1.1 million, or 1.4%, from the previous year, and $77.8 million in 2013, a decrease of 0.5% from 2012. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were $36.0 million in 2014, an increase of $2.0 million, or 5.9% from 2013, due to an increase in overdraft service utilization rates and higher opt-in rates under Regulation E (Regulation E limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine and debit card transactions that overdraw a customer's account unless the customer affirmatively consents, or opts-in, to the institution's payment of overdrafts for these transactions). Account analysis fees were $22.9 million in 2014, up $669 thousand, or 3.0%, compared to 2013 primarily due to pricing structure changes. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $19.9 million for 2014, a decrease of $1.6 million, or 7.3%, compared to 2013 with more retail customers meeting requirements to qualify for free checking products.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management and financial planning services. Fiduciary and asset management fees were $45.2 million in 2014, an increase of $1.8 million, or 4.1%, from 2013, due to new talent acquisition in strategic markets and an increase in assets under management of 7.4%. Fiduciary and asset management fees were $43.5 million in 2013, an increase of 2.2% from 2012, due to an increase in fees from trust services.
At December 31, 2014, the market value of assets under management (AUM) was approximately $10.6 billion, an increase of 7.4% from 2013, and $9.8 billion at December 31, 2013, an increase of 11.9% from 2012. Reported AUM include approximately $274 million and $289 million at December 31, 2014 and 2013, respectively, of assets managed for certain Synovus employee retirement plans. AUM consist of all assets where Synovus has investment authority. Assets under advisement were approximately $3.6 billion and $2.6 billion at December 31, 2014 and 2013, respectively. Assets under advisement consist of non-managed assets as well as non-custody assets where Synovus earns a consulting fee. Assets under advisement at December 31, 2014 increased 39.2% from 2013 following an increase of 5.8% in 2013 from 2012 as Synovus strategically grows this category. Total assets under management and advisement were approximately $14.2 billion at December 31, 2014 compared to approximately $12.4 billion at December 31, 2013. Many of the fiduciary and asset management fee charges are based on asset values, and changes in these values throughout the year directly impact fees earned.
Brokerage revenue was $27.1 million in 2014, a $450 thousand, or 1.6%, decrease from 2013, and $27.5 million in 2013, a $625 thousand, or 2.3%, increase from 2012. Brokerage revenue consists primarily of brokerage commissions. Brokerage assets were $4.78 billion and $4.67 billion as of December 31, 2014 and 2013, respectively.
Mortgage banking income decreased $4.1 million, or 18.4%, for the year ended December 31, 2014 compared to 2013 primarily from a decrease in mortgage production with a decline in refinancing volume that began in the third quarter of 2013. Mortgage banking income decreased $9.8 million, or 30.3%, during 2013 compared to 2012 due primarily to a decrease in mortgage production with refinance volume down significantly as well as lower revenue per loan due to new purchase market competitive pressures.
Bankcard fees increased $2.3 million, or 7.5%, for the year ended December 31, 2014 compared to 2013, due primarily to an increase in transaction volume. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $13.6 million, up $711 thousand, or 5.5%, for the year ended December 31, 2014, compared to 2013. Credit card interchange fees were $22.6 million, up $1.5 million, or 6.9%, for the year ended December 31, 2014 compared to 2013. Bankcard fees decreased $3.4 million, or 10.1%, for the year ended December 31, 2013 compared to 2012, primarily due to a $2.9 million benefit recorded during 2012 from a change in the debit card rewards program.
Other fee income includes fees for letters of credit, safe deposit box fees, access fees for automatic teller machine use, customer swap dealer fees, and other service charges. Other fee income declined $3.4 million, or 15.2%, for the year ended December 31, 2014 compared to 2013 due primarily to a decline in customer swap dealer fees. Other fee income increased $1.4 million, or 6.8%, for 2013 compared to 2012. The increase in other fee income for the year ended December 31, 2013 compared to 2012 was largely due to an increase in customer swap dealer fees.
Private equity investments consist primarily of an equity method investment in a venture capital fund. The net loss in 2014 and 2013 consisted mostly of net unrealized losses on various investments within the fund and the net gain in 2012 consisted mostly of unrealized gains on various investments within the fund.
The gain on sale of Memphis branches consists of a gain, net of associated costs, from the sale of certain loans, premises, deposits, and other assets and liabilities of the Memphis, Tennessee operations of Trust One Bank, a division of Synovus Bank on January 17, 2014. Please see "Part II - Item 8. Financial Statements and Supplementary Data - Note 2 - Disposition/Acquisition" of this Report for further explanation of this transaction.
The main components of other non-interest income are income from company-owned life insurance policies, insurance commissions, card sponsorship fees and other miscellaneous items. Other non-interest income increased $4.6 million, or 15.8%, for the year ended December 31, 2014 compared to 2013. Other non-interest income for 2014 included a $3.1 million gain from the sale of a branch property. Other non-interest income decreased $2.4 million, or 7.5%, for the year ended December 31, 2013 compared to 2012. Other non-interest income for 2012 included higher levels of miscellaneous income items as well as higher levels of insurance commissions.
Non-interest Expense
Non-interest expense for 2014 was $745.0 million, up $3.5 million, or 0.5%, from 2013, following a decrease of $74.7 million, or 9.2%, in 2013 compared to 2012. Adjusted non-interest expense, which excludes Visa indemnification charges, restructuring charges, other credit costs, and litigation settlement expenses, was $675.7 million in 2014, an increase of $5.2 million, or 0.8%, from 2013, following a decline of $21.8 million, or 3.1%, in 2013 from 2012. The increase in adjusted non-interest expense during 2014 was due largely to planned investments in advertising.  During 2014, Synovus completed the implementation of expense savings initiatives which will result in annualized expense savings of approximately $30 million. The implementation of these initiatives resulted in non-interest expense savings of approximately $18 million during 2014. These savings were offset by incremental expenses associated with planned investments in talent, technology, and advertising. The decline in adjusted non-interest expense during 2013 was primarily the result of expense reduction initiatives implemented during 2013. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation.
The following table summarizes this data for the years ended December 31, 2014, 2013 and 2012.

Table 24 - Non-interest Expense
	Years Ended December 31,
(in thousands)	2014	2013	2012
Salaries and other personnel expense	$371,904	368,152	375,872
Net occupancy and equipment expense	105,806	103,339	105,575
Third-party processing expense	40,042	40,135	38,006
FDIC insurance and other regulatory fees	34,043	32,758	45,408
Professional fees	26,440	38,776	41,307
Advertising expense	24,037	8,971	6,614
Foreclosed real estate expense, net	25,321	33,864	90,655
Losses on other loans held for sale, net	1,567	329	4,681
Visa indemnification charges	3,041	1,600	6,304
Restructuring charges	20,585	11,064	5,412
Other operating expenses	92,212	102,549	96,403
Total non-interest expense	$744,998	741,537	816,237

2014 vs. 2013
Total employees were 4,511 at December 31, 2014, down 185 or 3.9% from 4,696 at December 31, 2013. The year-over-year decline includes the elimination of approximately 300 positions in connection with branch closings, further refinement of our branch staffing model, as well as other efficiency initiatives, offset somewhat by workforce additions in Corporate Banking, information technology, and centralized customer care centers. Salaries and other personnel expenses increased $3.8 million, or 1.0%, during 2014 driven by higher levels of production incentives and other variable compensation.
Net occupancy and equipment expense increased $2.5 million or 2.4% during 2014 driven by technology investments, including the rollout of almost 200 new full-service ATMs during the year. These additional costs were partially offset by savings realized through Synovus' continued rationalization of its branch network and consolidation of other business facilities. Synovus closed 16 branches during 2014 and sold 4 in the Memphis transaction bringing total branch count at year-end to 258.
FDIC insurance costs and other regulatory fees increased $1.3 million, or 3.9%, in 2014 compared to 2013 due to the phase-out from the earnings component measure of the deferred tax asset recapture of $637.5 million recorded in the fourth quarter of 2012 and an increase in the 2014 assessment base driven by loan growth.
Professional fees declined $12.3 million or 31.8% in 2014 compared to 2013. The decline in professional fees during 2014 was driven by a decrease in attorney fees and included the benefit of a $2.6 million net insurance recovery for incurred legal fees related to litigation.

Advertising expense increased $15.1 million, or 167.9%, in 2014 compared to 2013 due to a 2014 advertising campaign, highlighted by our "bank of here" campaign, that included brand and capability awareness in key markets throughout Synovus' footprint.
Foreclosed real estate costs declined $8.5 million, or 25.2%, to $25.3 million in 2014. The decline was largely a result of lower levels of write-downs due to declines in fair value of ORE, as well as lower inventory due to a reduction in the level of foreclosures. For further discussion of foreclosed real estate, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 9 - Other Real Estate" of this Report.
Visa indemnification charges were $3.0 million in 2014, an increase of $1.4 million compared to 2013 due to additional funding of the Visa litigation escrow account as allocated under the Covered Litigation.
Restructuring charges for the year ended December 31, 2014 of $20.6 million relate primarily to new expense savings initiatives that were approved during 2014. The 2014 expense savings initiatives will provide annualized cost savings of $30 million. The initiatives include the consolidation or closing of certain branch locations as well as workforce reductions.   Asset impairment and lease termination charges, net of $11.6 million for the year ended December 31, 2014 consist primarily of charges related to the closure of 13 branches during 2014.   Severance charges of $7.2 million for the year ended December 31, 2014 consist of estimated involuntary termination benefits for targeted staff reductions identified during 2014. These termination benefits are provided under an ongoing benefit arrangement as defined in ASC 712, Compensation-Nonretirement Postemployment Benefits; accordingly, the charges were recorded pursuant to the liability recognition criteria of ASC 712.   Additionally, substantially all of the professional fees and other charges of $1.8 million for the year ended December 31, 2014 consist of professional fees incurred in connection with an organizational restructuring implemented during 2014. For further explanation of restructuring charges, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 3 - Restructuring Charges" of this Report.
The decline in other operating expenses of $10.3 million in 2014 from 2013 is primarily due to declines in credit related expenses including property taxes and appraisal costs on non-performing loans and commitment reserve expense, as well as declines in most other expense categories. Other operating expenses for 2014 included $12.8 million in litigation settlement expenses and for 2013 included $10.0 million in litigation loss contingency accruals. Please refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 21 - Legal Proceedings" of this Report for a more detailed discussion of legal proceedings and expenses related thereto.
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
Restructuring charges for the years ended December 31, 2013 and 2012 of $11.1 million and $5.4 million, respectively, relate primarily to expense savings initiatives implemented during those years which consisted primarily of the consolidation or closing of certain branch locations as well as workforce reductions. Asset impairment and lease termination charges for the years ended December 31, 2013 and 2012 consisted primarily of charges related to the closure of 15 branches and the consolidation of certain back-office facilities. The involuntary termination benefits relating to these workforce reductions were provided under a one-time benefit arrangement as defined in ASC 420, Exit or Disposal Costs or Obligations; accordingly, the charges were recorded pursuant to the liability recognition criteria of ASC 420. For further explanation of restructuring charges, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 3 - Restructuring Charges" of this Report.
Other operating expenses for 2013 included a $10.0 million litigation loss contingency accrual.

Income Taxes
Income tax expense was $107.3 million for the year ended December 31, 2014 compared to $93.2 million for the year ended December 31, 2013, and an income tax benefit of $798.7 million for the year ended December 31, 2012. The 2012 income tax benefit was primarily due to the $802.8 million income tax benefit recognized during the three months ended December 31, 2012 upon the reversal of substantially all of the deferred tax asset valuation allowance. The effective income tax rate for the years ended December 31, 2014 and 2013 was 35.5% and 36.9%, respectively. The change in the effective rate is primarily due to the Company's recognition during the fourth quarter of 2014 of tax benefits from a favorable state filing position. Synovus currently expects an effective income tax rate of approximately 36% to 37% for the year ending December 31, 2015. The effective income tax rate in future periods could be affected by items that are infrequent in nature such as new legislation and changes in the deferred tax asset valuation allowance. See" Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies", as well as "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies and Note 24 - Income Taxes" of this Report for additional discussion regarding deferred income taxes.
Deferred tax assets represent amounts available to reduce income taxes payable in future years. At December 31, 2014, total deferred tax assets, net of valuation allowance, were $622.5 million compared to $744.6 million at December 31, 2013. The decline is mainly due to the utilization of NOL carryforwards.
Management evaluates the realizability of deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. Based on the weight of all the positive and negative evidence at December 31, 2014, management has concluded that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance of $12.3 million at December 31, 2014 is related to specific state income tax credits that have various expiration dates through the tax year 2024 and are expected to expire before they can be utilized.
The positive evidence supporting the realization of the Company’s deferred tax assets at December 31, 2014 includes generation of taxable income in 2014 and 2013, continued improvement in credit quality, record of long-term positive earnings prior to the most recent economic downturn, the Company’s strong capital position, as well as sufficient amounts of projected future taxable income, of the appropriate character, to support the realization of $622.5 million of the Company’s net deferred tax asset. Management's confidence in the realization of projected future taxable income is based on an analysis of the Company's risk profile and trends in financial performance, including credit quality trends. In determining whether management's projections of future taxable income are reliable, management considered objective evidence supporting the forecast assumptions as well as actual results over the past three years which demonstrate the Company's ability to reasonably project future results of operations.
Synovus expects to realize the $622.5 million in net deferred tax assets well in advance of the statutory carryforward period. $364.8 million or 58.6% of the net deferred tax asset at December 31, 2014 relates to Federal net operating losses which have expiration dates beginning in 2028 through 2032. Approximately $1.04 billion in taxable income must be generated to allow for the realization of the corresponding deferred tax asset. Additionally, $159.7 million of the net deferred tax assets have no expiration date as of December 31, 2014. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 24 - Income Taxes" of this Report for additional information regarding Federal and state NOL and tax credit carryforwards by expiration date.
Future changes in the tax laws could significantly impact Synovus' income tax expense, deferred tax asset balance, and the amount of taxes payable. Recent proposals to lower the Federal corporate income tax rate would result in a reduction to our deferred tax asset balance upon enactment of the new tax legislation, with a corresponding one-time, non-cash increase in income tax expense.  Such increase in income tax expense could be material to our results of operations. However, our income tax expense would be reduced in subsequent periods, thus benefiting after-tax profitability.
The Tax Reform Act of 1986 contains provisions that limit the utilization of NOL carryovers if there has been an “ownership change” as defined in Section 382 of the IRC. In general, this would occur if ownership of common stock held by one or more 5% shareholders increased by more than 50 percentage points over their lowest pre-change ownership within a three-year period. If Synovus experiences such an ownership change, the utilization of pre-change NOLs to reduce future federal income tax obligations could be limited. To reduce the likelihood of such an ownership change, Synovus adopted a Rights Plan in 2010 that was ratified by Synovus shareholders in 2011. The Rights Plan was extended on April 24, 2013 to expire on April 28, 2016. See “Part I - Item 1A. Risk Factors - Issuances or sales of common stock or other equity securities could result in an “ownership change” as defined for U.S. federal income tax purposes. In the event an “ownership change” were to occur, our ability to fully utilize a significant portion of our U.S. federal and state tax net operating losses and certain built-in losses that have not been recognized for tax purposes could be impaired as a result of the operation of Section 382 of the Code."

Credit Quality
During 2014, credit quality continued to improve, with all key credit quality measures improving from 2013 levels.
Total credit costs
Total credit costs (provision for loan losses plus other credit costs which consist primarily of foreclosed real estate expense, net and other loan expenses) for the years ended December 31, 2014, 2013, and 2012 were $66.7 million, $118.0 million, and $432.6 million, respectively, including provision for loan losses of $33.8 million, $69.6 million and $320.4 million, respectively, and net expenses related to foreclosed real estate of $25.3 million, $33.9 million, and $90.7 million, respectively. Total credit costs for 2014 declined $51.3 million or 43.5% from 2013, driven primarily by a $35.8 million or 51.4% decrease in provision for loan losses and lower net foreclosed real estate expenses. Total credit costs for 2013 declined $314.6 million or 72.7% from 2012, driven primarily by a $250.8 million decrease in provision for loan losses and lower net foreclosed real estate expenses. 2012 credit costs included approximately $157 million from the sale of distressed assets completed during the fourth quarter of 2012.
Non-performing Assets
Total NPAs were $286.8 million at December 31, 2014, a $252.8 million or 46.8% decrease from $539.6 million at December 31, 2013. The decline in non-performing assets was primarily due to lower NPL inflows, resolution and disposition of non-performing assets, and charge-offs. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate declined to 1.35% at December 31, 2014 compared to 2.67% at December 31, 2013. NPAs are expected to continue to decline at a modest pace in 2015.
Non-performing loans were $197.8 million at December 31, 2014, a $218.5 million or 52.5% decrease from $416.3 million at December 31, 2013. The decline was driven by a $104.0 million or 43.4% decrease in NPL inflows and resolution and disposition of distressed loans (which includes some performing loans). CRE NPLs decreased by $175.3 million or 68.9% from 2013 and accounted for 80.2% of the total 2014 decrease in NPLs. Total non-performing loans as a percentage of total loans were 0.94% at December 31, 2014 compared to 2.08% at December 31, 2013.
ORE was $85.5 million at December 31, 2014, down $27.2 million or 24.1% from $112.6 million at December 31, 2013. The decline from 2013 was driven by sales, fewer properties being transferred into other real estate, and to a lesser extent, write-downs for declines in fair value subsequent to foreclosure. ORE sales for 2014 were $57.9 million compared to $110.4 million in 2013.
The following table shows the components of NPAs by portfolio class at December 31, 2014 and 2013.

Table 25 - NPAs by Portfolio Class
	December 31,
	2014				2013
(in thousands)	NPLs(1)	Impaired Loans Held for Sale	ORE	Total NPAs(2)	NPLs(1)	Impaired Loans Held for Sale	ORE	Total NPAs(2)
Investment properties	$20,720	—	14,665	35,385	$66,454	190	8,199	74,843
1-4 family properties	24,197	1,039	21,025	46,261	33,819	3,191	28,208	65,218
Land acquisition	34,120	—	28,487	62,607	154,095	1,475	38,450	194,020
Total commercial real estate	79,037	1,039	64,177	144,253	254,368	4,856	74,857	334,081
Commercial, financial, and agricultural	40,614	694	6,756	48,064	62,977	441	14,170	77,588
Owner-occupied	26,099	364	6,852	33,315	39,239	5,388	12,619	57,246
Total commercial and industrial	66,713	1,058	13,608	81,379	102,216	5,829	26,789	134,834
Retail	52,007	1,510	7,687	61,204	59,716	—	10,983	70,699
Total	$197,757	3,607	85,472	286,836	$416,300	10,685	112,629	539,614

(1) NPL ratio is 0.94% and 2.08% at December 31, 2014 and 2013, respectively.
(2) NPA ratio is 1.35% and 2.67% at December 31, 2014 and 2013, respectively.
NPL inflows declined $104.0 million or 43.4% from $239.4 million for 2013 to $135.4 million for 2014, with declines in all portfolio components. For more detailed information on NPL inflows for 2014 and 2013, refer to the table below, NPL Inflows by Portfolio Class.

The following table shows NPL inflows by portfolio class for the years ended December 31, 2014 and 2013.

Table 26 - NPL Inflows by Portfolio Class	Years Ended December 31,
(in thousands)	2014	2013
Investment properties	$8,911	$36,385
1-4 family properties	17,736	46,008
Land acquisition	10,521	22,193
Total commercial real estate	37,168	104,586
Commercial, financial, and agricultural	36,044	45,413
Owner-occupied	24,921	32,578
Total commercial and industrial	60,965	77,991
Retail	37,266	56,805
Total NPL inflows	$135,399	$239,382

Asset Dispositions
During 2014, 2013 and 2012, Synovus completed sales of distressed assets (consisting primarily of NPLs and ORE) with total carrying values of $119.1 million, $251.6 million, and $918.8 million, respectively. The higher level of distressed asset sales in 2012 was driven by a $545 million bulk sale completed during the fourth quarter of 2012. Distressed asset sales have been a component of Synovus' strategy to further strengthen the balance sheet, improve asset quality, and enhance future earnings. This component of Synovus' strategy is expected to continue at a measured pace in 2015 as resolution of the lower level of legacy problem credits continues.
Troubled Debt Restructurings
When borrowers are experiencing financial difficulties, the Company may, in order to assist the borrowers in repaying the principal and interest owed to the Company, make certain modifications to the borrower's loan. All loan modifications, renewals, and refinances are evaluated for troubled debt restructuring (TDR) classification. In accordance with ASU 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, issued in April 2011, a TDR is defined as a modification with a borrower that is experiencing financial difficulties, and the creditor has granted a financial concession that it would not normally make. The market interest rate concept in ASU 2011-02 states that if a borrower does not otherwise have access to funds at a market interest rate for debt with characteristics similar to those of the restructured debt, the restructuring would be considered to be at a below-market rate, which indicates that the lender may have granted a concession. Since Synovus often decreases or maintains the interest rate upon renewal of a commercial loan, including renewals of loans involving borrowers experiencing financial difficulties, the market rate concept has become a significant factor in determining if a loan is classified as a TDR. All TDR's are considered to be impaired loans, and the amount of impairment, if any, is determined in accordance with ASC 310-10-35, Accounting By Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5, ASC 450-20, and No. 15, ASC 310-40.
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

At December 31, 2014, troubled debt restructurings (accruing and non-accruing) were $423.0 million, a decrease of $346.8 million or 45.0% compared to December 31, 2013. Non-accruing TDRs of $74.6 million at December 31, 2014 decreased $138.8 million or 65.0% from December 31, 2013, primarily due to principal reductions. Accruing TDRs were $348.4 million at December 31, 2014 compared to $556.4 million at December 31, 2013, a decrease of $208.0 million or 37.4%, primarily due to a decline in TDR inflows as well as fewer TDRs having to retain the TDR designation upon subsequent renewal, refinance, or modification. At December 31, 2014, the allowance for loan losses allocated to these accruing TDRs was $21.0 million compared to $27.7 million at December 31, 2013. The allowance for loan losses allocated to accruing TDRs has declined due to the decreased level of accruing TDRs. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At both December 31, 2014 and 2013, approximately 99% of accruing TDRs were current. In addition, subsequent defaults on TDRs have declined significantly to 15 defaults with a total recorded investment of $3.6 million for the year ended December 31, 2014 compared to 42 defaults with a total recorded investment of $20.9 million for the year ended December 31, 2013.
The table below shows accruing TDRs by grade at December 31, 2014 and 2013.

Table 27 - Accruing TDRs by Risk Grade	December 31,

	2014		2013
(dollars in thousands)	Amount	%	Amount	%
Pass	$86,354	24.8%	$114,930	20.7%
Special mention	65,446	18.8	153,547	27.6
Substandard accruing	196,627	56.4	287,933	51.7
Total accruing TDRs	$348,427	100.0%	$556,410	100.0%

The following table shows accruing TDRs and the allowance for loan losses on accruing TDRs by portfolio class and the aging of accruing TDRs by portfolio class at December 31, 2014 and 2013.

Table 28 - Accruing TDRs Aging and Allowance for Loan Losses by Portfolio Class
	December 31, 2014
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$109,436	—	—	109,436	5,294
1-4 family properties	39,655	—	—	39,655	6,838
Land acquisition	43,696	—	—	43,696	2,815
Total commercial real estate	192,787	—	—	192,787	14,947
Commercial, financial and agricultural	46,995	197	—	47,192	2,373
Owner-occupied	66,463	548	—	67,011	2,854
Total commercial and industrial	113,458	745	—	114,203	5,227
Home equity lines	4,657	191	—	4,848	129
Consumer mortgages	28,714	2,164	418	31,296	592
Credit cards	—	—	—	—	—
Other retail loans	5,095	180	18	5,293	101
Total retail	38,466	2,535	436	41,437	822
Total accruing TDRs	$344,711	3,280	436	348,427	20,996

	December 31, 2013
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$141,289	1,657	—	142,946	4,410
1-4 family properties	104,567	1,618	43	106,228	7,243
Land acquisition	69,976	—	—	69,976	5,090
Total commercial real estate	315,832	3,275	43	319,150	16,743
Commercial, financial and agricultural	94,086	567	59	94,712	5,394
Owner-occupied	86,397	2,303	66	88,766	4,341
Total commercial and industrial	180,483	2,870	125	183,478	9,735
Home equity lines	2,475	275	—	2,750	116
Consumer mortgages	42,383	1,371	265	44,019	967
Credit cards	—	—	—	—	—
Other retail loans	6,951	62	—	7,013	109
Total retail	51,809	1,708	265	53,782	1,192
Total accruing TDRs	$548,124	7,853	433	556,410	27,670

The following table shows non-accruing TDRs by portfolio class at December 31, 2014 and 2013.

Table 29 - Non-accruing TDRs by Portfolio Class
	December 31,
(in thousands)	2014	2013
Investment properties	$15,922	$53,130
1-4 family properties	7,523	8,368
Land acquisition	24,037	124,324
Total commercial real estate	47,482	185,822
Commercial, financial and agricultural	7,478	13,518
Owner-occupied	14,427	8,267
Total commercial and industrial	21,905	21,785
Home equity lines	893	1,060
Consumer mortgages	4,256	4,727
Other retail loans	66	13
Total retail	5,215	5,800
Total non-accruing TDRs	$74,602	213,407

See "Part II - Item 8. Financial Statements and Supplementary Data - Note 6 - Loans and Allowance for Loan Losses" of this Report for further information.
Past Due Loans
Loans past due 90 days or more, which based on a determination of collectability are accruing interest, are classified as past due loans. Synovus’ policy discourages making additional loans to a borrower or any related interest of the borrower who has a loan that is past due as to principal or interest more than 90 days and remains on accruing status. Additionally, Synovus’ policy prohibits making additional loans to a borrower, or any related interest of a borrower, who is on nonaccrual status except under certain workout plans and if such extension of credit aids with loss mitigation.
Past due loans have remained at historically low levels. As a percentage of total loans outstanding, loans 90 days past due and still accruing interest were 0.02% at both December 31, 2014 and 2013. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments. As a percentage of total loans outstanding, loans 30 or more days past due and still accruing interest were 0.24% and 0.36% at December 31, 2014 and 2013, respectively, with improvements in every category.

The following table shows the aging of past due loans by portfolio class at December 31, 2014 and 2013.

Table 30 - Loans Past Due by Portfolio Class
	December 31,
	2014				2013
	30-89 Days Past Due		90+ Days Past Due		30-89 Days Past Due		90+ Days Past Due
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Investment properties	$1,851	0.04%	$—	—%	$3,552	0.08%	$40	—%
1-4 family properties	4,067	0.36	432	0.05	6,267	0.54	527	0.05
Land acquisition	363	0.06	—	—	1,100	0.16	300	0.04
Total commercial real estate	6,281	0.09	432	0.04	10,919	0.17	867	0.01
Commercial, financial and agricultural	9,979	0.16	1,790	0.03	18,985	0.32	813	0.01
Owner-occupied	6,404	0.16	225	0.01	11,113	0.28	129	—
Total commercial and industrial	16,383	0.16	2,015	0.02	30,098	0.30	942	0.01
Home equity lines	6,992	0.42	703	0.04	4,919	0.31	136	0.01
Consumer mortgages	12,626	0.75	12	—	18,068	1.19	1,011	0.07
Credit cards	1,971	0.78	1,374	0.54	1,917	0.75	1,507	0.59
Other retail loans	2,361	0.78	101	0.03	2,190	0.77	26	0.01
Total retail	23,950	0.61	2,190	0.06	27,094	0.74	2,680	0.07
Total loans past due	$46,614	0.22%	$4,637	0.02%	$68,111	0.34%	$4,489	0.02%

Potential Problem Loans
Management continuously monitors non-performing and past due loans to mitigate further deterioration regarding the condition of these loans. Potential problem loans are defined by management as certain performing loans with a well-defined weakness where there is information about possible credit problems of borrowers which causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of substandard accruing loans but exclude both loans 90 days past due and still accruing interest and substandard accruing troubled debt restructurings, which are reported separately. Management’s decision to include performing loans in the category of potential problem loans indicates that management has recognized a higher degree of risk associated with these loans. In addition to accruing loans 90 days past due and accruing restructured loans, Synovus had $222.5 million of potential problem commercial loans at December 31, 2014 compared to $239.3 million at December 31, 2013. Management’s current expectation of probable losses from potential problem loans is included in the allowance for loan losses, and management cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.
Net Charge-offs
Total net charge-offs were $79.1 million, or 0.39% of average loans for 2014, a decrease of $56.4 million or 41.6%, compared to $135.4 million or 0.69% of average loans for 2013. Total net charge-offs were $135.4 million, or 0.69% of average loans for 2013, a decrease of $348.0 million or 72.0%, compared to $483.5 million or 2.45% of average loans for 2012. Net charge-offs declined from 2013 and 2012 levels primarily as a result of lower mark-to-market charges, decreased charge-offs related to NPL inflows, and lower charges on the resolution and disposition of distressed loans. Net charge-offs in 2012 include the impact of $163.9 million in net charge-offs from distressed loan sales with a carrying value of $474.4 million which were completed during the fourth quarter of 2012 and consisted primarily of distressed loans sold in a bulk sale. Net charge-offs for 2015 are expected to be in the 30 to 40 basis points range.

The following table shows net charge-offs by portfolio class for the years ended December 31, 2014, 2013 and 2012.

Table 31 - Net Charge-offs by Portfolio Class	Years Ended December 31,
	2014		2013		2012
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Investment properties	$14,413	0.30%	$30,300	0.69%	$83,242	1.87%
1-4 family properties	4,872	0.42	17,663	1.37	80,327	5.42
Land for future development	18,644	2.97	22,000	2.76	116,554	11.92
Total commercial real estate	37,929	0.57	69,963	1.08	280,123	4.06
Commercial, financial and agricultural	16,736	0.28	20,804	0.36	92,588	1.71
Owner-occupied	7,577	0.19	18,214	0.45	64,478	1.62
Total commercial and industrial	24,313	0.24	39,018	0.41	157,066	1.68
Home equity lines	5,361	0.33	7,798	0.51	18,884	1.19
Consumer mortgages	4,442	0.28	10,117	0.72	18,156	1.30
Credit cards	4,532	1.80	5,892	2.27	7,480	2.84
Other retail loans	2,478	0.86	2,655	0.96	1,749	0.62
Total retail	16,813	0.45	26,462	0.76	46,269	1.31
Total net charge-offs	$79,055	0.39%	$135,443	0.69%	$483,458	2.45%

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
The provision for loan losses for the year ended December 31, 2014 was $33.8 million, a decrease of $35.8 million or 51.4% compared to 2013. The provision for loan losses for the year ended December 31, 2013 was $69.6 million, a decrease of $250.8 million or 78.3% compared to 2012. The decreases in the provision for loan losses from 2013 to 2014 and 2012 to 2013 are primarily due to continued improvement in credit quality during 2014 and 2013, including decreased NPL inflows and NPLs, lower net charge-offs, and reduced levels of loans rated special mention and accruing substandard. Pre-tax charges of approximately $157 million related to the bulk sale of distressed assets completed during the fourth quarter of 2012 also contributed to the decline in the provision for loan losses from 2012 to 2013.
The allowance for loan losses at December 31, 2014 was $261.3 million or 1.24% of total loans, compared to $307.6 million or 1.53% of total loans at December 31, 2013. The decrease in the allowance for loan losses during 2014 was due to the continued improvement in credit quality during 2014. The improvements in credit quality included reduced NPL inflows and NPLs, as well as decreased net charge-offs and lower levels of loans rated substandard accruing and special mention.

A summary by loan category of loans charged off, recoveries of loans previously charged off, and additions to the allowance through provision for loan losses is presented in the following table:

Table 32 - Allowance for Loan Losses – Summary of Activity by Loan Category
	Years Ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Allowance for loan losses at beginning of year	$307,560	373,405	536,494	703,547	943,725
Allowance for loan losses of sold loans	(1,019)	—	—	—	—
Loans charged off
Commercial:
Commercial, financial, and agricultural	30,024	38,121	117,398	125,356	231,820
Owner-occupied	8,917	20,815	67,413	54,361	61,143
Real estate — construction	31,753	51,651	208,130	223,026	719,032
Real estate — mortgage	17,963	35,380	108,569	161,271	294,494
Total commercial	88,657	145,967	501,510	564,014	1,306,489
Retail:
Real estate — mortgage	15,636	22,662	43,364	56,839	86,069
Retail loans — credit cards	6,114	7,811	9,110	13,598	18,937
Retail loans — other	3,131	3,513	2,791	5,263	6,428
Total retail	24,881	33,986	55,265	75,700	111,434
Total loans charged off	113,538	179,953	556,775	639,714	1,417,923
Recoveries of loans previously charged off
Commercial:
Commercial, financial, and agricultural	13,287	17,314	24,810	16,719	13,989
Owner-occupied	1,341	2,604	2,935	3,049	2,633
Real estate — construction	8,714	11,348	23,721	17,880	16,056
Real estate — mortgage	3,073	5,720	12,855	7,724	6,012
Total commercial	26,415	36,986	64,321	45,372	38,690
Retail:
Real estate — mortgage	5,832	4,748	6,324	5,082	3,385
Retail loans — credit cards	1,583	1,918	1,630	1,893	2,095
Retail loans — other	653	858	1,042	1,519	2,301
Total retail	8,068	7,524	8,996	8,494	7,781
Recoveries of loans previously charged off	34,483	44,510	73,317	53,866	46,471
Net loans charged off	79,055	135,443	483,458	585,848	1,371,452
Provision for loan losses	33,831	69,598	320,369	418,795	1,131,274
Allowance for loan losses at end of year	$261,317	$307,560	373,405	536,494	703,547
Ratios:
Allowance for loan losses to loans, net of deferred fees and costs	1.24%	1.53	1.91	2.67	3.26
Net charge-offs as a percentage of average loans net of deferred fees and costs	0.39%	0.69	2.45	2.84	5.82
Allowance to non-performing loans excluding collateral-dependent impaired loans with no related allowance	197.22%	95.43	93.49	124.04	192.60

The following table shows the allocation of the allowance for loan losses by loan category at December 31, 2014, 2013, 2012, 2011, and 2010.

Table 33 - Allocation of Allowance for Loan Losses
	December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial
Commercial, financial, and agricultural	$76,981	29.5%	$76,992	29.4%	$90,122	28.6%	$118,887	26.1%	$155,211	25.0%
Owner-occupied	41,129	19.3	38,443	20.1	48,373	20.3	68,522	19.9	68,770	19.0
Real estate — construction	48,742	8.1	53,697	8.8	90,156	8.9	145,421	11.9	197,337	14.4
Real estate — mortgage	52,729	24.6	73,949	23.6	77,770	24.3	103,673	24.3	156,586	24.4
Total commercial	219,581	81.5	243,081	81.9	306,421	82.1	436,503	82.2	577,904	82.8

Retail
Real estate — mortgage	29,887	15.9	29,607	15.4	24,577	15.1	36,813	15.1	25,937	14.5
Retail loans — credit cards	9,853	1.2	10,030	1.3	12,278	1.4	12,870	1.3	12,990	1.3
Retail loans — other	1,996	1.4	1,842	1.4	2,129	1.4	2,310	1.4	2,628	1.4
Total retail	41,736	18.5	41,479	18.1	38,984	17.9	51,993	17.8%	41,555	17.2
Unallocated	—	—	23,000	—	28,000	—	47,998	—	84,088	—
Total allowance for loan losses	$261,317	100.0%	$307,560	100.0%	$373,405	100.0%	$536,494	100.0%	$703,547	100.0%

(1)  Loan balance in each category expressed as a percentage of total loans, net of deferred fees and costs.

The following table shows selected credit quality metrics at December 31, 2014, 2013, 2012, 2011, and 2010.

Table 34 - Selected Credit Quality Metrics
	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Non-performing loans	$197,757	416,300	543,333	883,021	891,622
Impaired loans held for sale	3,607	10,685	9,455	30,156	127,365
Other real estate	85,472	112,629	150,271	204,232	261,305
Non-performing assets	$286,836	539,614	703,059	1,117,409	1,280,292
Loans 90 days past due and still accruing	$4,637	4,489	6,811	14,520	16,222
As a % of loans	0.02%	0.02	0.03	0.07	0.08
Total past due loans and still accruing	$51,251	72,600	104,825	149,442	176,756
As a % of loans	0.24%	0.36	0.54	0.74	0.82
Accruing TDRs	$348,427	556,410	673,383	668,472	464,123
Non-performing loans as a % of total loans	0.94%	2.08	2.78	4.40	4.13
Non-performing assets as a % of total loans, other loans held for sale, and ORE	1.35%	2.67	3.57	5.50	5.83

Capital Resources
Synovus is required to comply with the capital adequacy standards established by the Federal Reserve Board and our subsidiary bank, Synovus Bank, must comply with similar capital adequacy standards established by the FDIC. Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements.
The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 35 – Capital Ratios
(dollars in thousands)	December 31, 2014	December 31, 2013
Tier 1 capital
Synovus Financial Corp.	$2,543,625	2,351,493
Synovus Bank	2,988,189	2,806,197
Tier 1 common equity (1)
Synovus Financial Corp.	2,407,645	2,215,631
Total risk-based capital
Synovus Financial Corp.	2,987,406	2,900,865
Synovus Bank	3,251,836	3,084,756
Tier 1 capital ratio
Synovus Financial Corp.	10.86%	10.54
Synovus Bank	12.76	12.61
Tier 1 common equity ratio (1)
Synovus Financial Corp.	10.28	9.93
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.75	13.00
Synovus Bank	13.89	13.86
Leverage ratio
Synovus Financial Corp.	9.67	9.13
Synovus Bank	11.39	10.94
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	10.69	10.68

(1) See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation.
As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, the Tier 1 risk-based capital ratio, and the leverage ratio. Synovus Bank is a state-chartered bank under the regulations of the GA DBF. Under applicable regulations, Synovus Bank is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if Synovus Bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. At December 31, 2014, Synovus' capital ratios were well above current regulatory requirements and Synovus Bank's capital levels exceeded well-capitalized requirements. All Tier 1 capital ratios increased as of December 31, 2014 compared to December 31, 2013 driven by earnings and accretion of deferred tax assets with some offset from an increase in risk-weighted assets due to loan growth and common stock repurchases.
On October 21, 2014, Synovus announced a $250 million share repurchase program, which will expire on October 23, 2015, and announced a 43% increase in the quarterly common stock dividend with an increase from $0.07 to $0.10 per share effective with the quarterly dividend paid on January 2, 2015. During October 2014, Synovus entered into an accelerated share repurchase (ASR) agreement to purchase $75.0 million of Synovus common stock, under the share repurchase program. As of December 31, 2014, Synovus had repurchased 2,510,460 shares under the ASR agreement. During January 2015, Synovus repurchased 391,612 shares upon completion of the ASR agreement. Additionally, during the fourth quarter of 2014, Synovus repurchased $13.1 million, or 503,769 shares, of common stock through open market transactions under the share repurchase program.

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
During 2013, the Federal Reserve released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The FDIC and OCC also approved the final rule during 2013. The rule applies to all banking organizations that are currently subject to regulatory capital requirements as well as certain savings and loan holding companies. The rule strengthens the definition of regulatory capital, increases risk-based capital requirements, and makes selected changes to the calculation of risk-weighted assets. The rule becomes effective January 1, 2015, for Synovus and most banking organizations, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Under the final rules, the minimum capital requirements will be a common equity Tier 1 ratio of 4.5%; Tier 1 capital ratio of 6%; Total capital ratio of 8%; and leverage ratio of 4%. When fully phased-in on January 1, 2019, the new rules include a capital conservation buffer of 2.5% that is added on top of the minimum risk-based capital ratios. Additionally, the new rules also revise the "prompt corrective action" regulations pursuant to Section 38 of the Federal Deposit Insurance Act, with the following requirements for well-capitalized status: Common equity Tier 1 ratio of 6.5%; Tier 1 capital ratio of 8% (as compared to the current 6%); Total capital ratio of 10%; and leverage ratio of 5%. Based on management's interpretation of the regulation, Synovus' estimated common equity Tier 1 (CET1) ratio under Basel III, on a fully phased-in basis, as of December 31, 2014 is approximately 10.07%, which is well in excess of the regulatory requirement prescribed by the final rule, and compares to a Tier 1 common equity ratio of 10.28% in effect at December 31, 2014. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation.
Under Basel I, there have been limitations on the inclusion of deferred tax assets for regulatory capital based on Tier 1 capital levels and projected future earnings. As of December 31, 2014, total disallowed deferred tax assets were $492.2 million or 2.10% of risk weighted assets, compared to $618.5 million or 2.77% of risk weighted assets at December 31, 2013. Basel III revises the deferred tax asset limitation criteria effective January 1, 2015 and includes the component of deferred tax assets arising from temporary timing differences in regulatory capital up to certain levels of CET1. Thus, the disallowed portion of deferred tax assets, under Basel III, is comprised of net operating loss carryforwards and tax credit carryforwards. The treatment of deferred tax assets under Basel III is estimated to have an initial favorable impact on Synovus' regulatory capital ratios. Synovus' deferred tax asset should continue to decrease over time, thus creating additional regulatory capital in future periods.
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

Synovus Bank also generates liquidity through the national deposit markets through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Access to these deposits could become more limited if Synovus Bank's asset quality and financial performance were to significantly deteriorate. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At December 31, 2014, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company for various needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our common stock and preferred stock, share repurchases and payment of general corporate expenses. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and FDIC. On July 19, 2013, the Parent Company received a $680.0 million dividend from Synovus Bank, which Synovus utilized along with the net proceeds from its July common stock and Series C Preferred Stock offerings to redeem its $967.9 million of Series A Preferred Stock on July 26, 2013. During 2014, Synovus Bank received regulatory approval and paid upstream dividends totaling $182.0 million to Synovus Financial Corp. Synovus has applied for regulatory approval to allow Synovus Bank to pay dividends during 2015 and has received approval for the first quarter dividend payment of $75 million, which was paid on February 17, 2015. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, GA DBF rules and related statutes contain additional restrictions on payments of dividends by Synovus Bank. In particular, the Georgia Financial Institutions Code contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings without the approval of the GA DBF. As a result of this restriction, Synovus Bank is currently required to seek approval from the GA DBF to pay dividends to Synovus.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs through the near future. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I – Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results.".
Contractual Cash Obligations
The following table summarizes, by remaining maturity, Synovus’ significant contractual cash obligations at December 31, 2014. Excluded from the table below are certain liabilities with variable cash flows and/or no contractual maturity. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 20 - Commitments and Contingencies" of this Report for information on Synovus' commitments to extend credit including loan commitments and letters of credit. Additionally, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 11 - Deposits" of this Report for information on contractual maturities of time deposits.

Table 36 - Contractual Cash Obligations
	Payments Due After December 31, 2014
(in thousands)	1 Year or Less	Over 1 - 3 Years	4 - 5 Years	After 5 Years	Total
Long-term debt obligations	$243,349	1,372,507	686,525	13,186	2,315,567
Capital lease obligations	96	218	226	1,507	2,047
Operating lease obligations	24,222	46,404	37,910	194,933	303,469
Purchase commitments	30,466	49,497	10,979	38	90,980
Total contractual cash obligations	$298,133	1,468,626	735,640	209,664	2,712,063

Short-term Borrowings
The following table sets forth certain information regarding federal funds purchased and securities sold under repurchase agreements, the principal components of short-term borrowings.

Table 37 - Short-term Borrowings
(dollars in thousands)	2014	2013	2012
Balance at December 31,	$126,916	148,132	201,243
Weighted average interest rate at December 31,	0.08%	0.13	0.16
Maximum month end balance during the year	$247,170	244,048	398,853
Average amount outstanding during the year	198,085	208,267	320,338
Weighted average interest rate during the year	0.11%	0.16	0.19

Earning Assets and Sources of Funds
Average total assets for 2014 increased $207.1 million, or 0.8%, to $26.54 billion as compared to average total assets for 2013. Average earning assets increased $391.0 million, or 1.6%, in 2014 as compared to the prior year. Average earning assets represented 91.6% and 90.8% of average total assets for 2014 and 2013, respectively. The increase in average earning assets resulted primarily from a $886.0 million increase in average loans, net. The increase was partially offset by a $437.1 million reduction in average interest bearing funds at the Federal Reserve Bank, and a $52.2 million decrease in average mortgage loans held for sale. Average non-interest bearing funds increased by $389.0 million and represented the primary funding source growth for the year.
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
For more detailed information on the average balance sheets for the years ended December 31, 2014, 2013, and 2012, refer to Table 21 - Average Balances, Interest, and Yields.
The table below shows the maturity of selected loan categories as of December 31, 2014. Also provided are the amounts due after one year classified according to the sensitivity in interest rates. Actual repayments of loans may differ from the contractual maturities reflected therein because borrowers have the right to prepay obligations with and without prepayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could create differences between the contractual maturities and the actual repayment of such loans.

Table 38 - Loan Maturity and Interest Rate Sensitivity
	December 31, 2014
(in thousands)	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total
Selected loan categories:
Commercial, financial, and agricultural	$1,721,556	3,792,935	711,543	6,226,034
Owner-occupied	549,022	2,205,908	1,312,049	4,066,979
Real estate - construction	684,233	950,097	71,558	1,705,888
Total	$2,954,811	6,948,940	2,095,150	11,998,901
Loans due after one year:
Having predetermined interest rates				$4,390,287
Having floating or adjustable interest rates				4,653,803
Total				$9,044,090

Recently Issued Accounting Standards
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for further information.
Non-GAAP Financial Measures
The measures entitled adjusted pre-tax, pre-credit costs income, adjusted non-interest income, adjusted non-interest expense, core deposits, core deposits excluding time deposits, Tier 1 common equity, Tier 1 common equity ratio, the estimated common equity Tier 1 (CET1) ratio under Basel III rules, and tangible common equity to tangible assets ratio are not measures recognized under U.S. generally accepted accounting principles (GAAP) and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are income (loss) before income taxes, total non-interest income, total non-interest expense, total deposits, total shareholders' equity, and the ratio of total shareholders’ equity to total assets, respectively.
Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ capital strength and the performance of its core business. These non-GAAP financial measures should not be considered as substitutes for income (loss) before income taxes, total non-interest income, total non-interest expense, total deposits, total shareholders' equity, or the ratio of total shareholders’ equity to total assets determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies.
The computations of adjusted pre-tax, pre-credit costs income, adjusted non-interest income, adjusted non-interest expense, core deposits, core deposits excluding time deposits, Tier 1 common equity, Tier 1 common equity ratio, the estimated common equity Tier 1 (CET1) ratio under Basel III rules, tangible common equity to tangible assets ratio, and the reconciliation of these measures to income (loss) before income taxes, total non-interest income, total non-interest expense, total deposits, total shareholders' equity and the ratio of total shareholders’ equity to total assets are set forth in the tables below.

Table 39 - Reconciliation of Non-GAAP Financial Measures
	Years Ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Adjusted Pre-tax, Pre-credit Costs Income
Income (loss) before income taxes	$302,559	252,628	31,477	(59,532)	(849,170)
Provision for loan losses	33,831	69,598	320,369	418,795	1,131,274
Other credit costs (1)	32,834	48,370	112,250	149,293	198,426
Total credit costs	66,665	117,968	432,619	568,088	1,329,700
Litigation settlement expenses(2)	12,812	10,000	—	—	—
Restructuring charges	20,585	11,064	5,412	30,665	5,538
Visa indemnification charges	3,041	1,600	6,304	6,038	—
Investment securities (gains) losses, net	(1,331)	(2,945)	(39,142)	(75,007)	1,271
Loss (gain) on curtailment of post-retirement benefit	—	—	—	398	(7,092)
Gain on sale of Memphis branches, net	(5,789)	—	—	—	—
Adjusted pre-tax, pre-credit costs income	$398,542	390,315	436,670	470,650	480,247

Adjusted Non-interest Income
Total non-interest income	$262,104	253,571	313,966	338,874	305,347
Investment securities (gains) losses, net	(1,331)	(2,945)	(39,142)	(75,007)	1,271
Gain on sale of Memphis branches, net	(5,789)	—	—	—	—
Adjusted non-interest income	$254,984	250,626	274,824	263,867	306,618

Adjusted Non-interest Expense
Total non-interest expense	$744,998	741,537	816,237	903,765	1,009,576
Other credit costs(1)	(32,834)	(48,370)	(112,250)	(149,293)	(198,426)
Litigation settlement expenses(2)	(12,812)	(10,000)	—	—	—
Restructuring charges	(20,585)	(11,064)	(5,412)	(30,665)	(5,538)
Visa indemnification charges	(3,041)	(1,600)	(6,304)	(6,038)	—
(Loss) gain on curtailment of post-retirement benefit	—	—	—	(398)	7,092
Adjusted non-interest expense	$675,726	670,503	692,271	717,371	812,704

	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Core Deposits and Core Deposits Excluding Time Deposits
Total deposits	$21,531,700	20,876,790	21,057,044	22,411,752	24,500,304
Brokered deposits	(1,642,398)	(1,094,002)	(1,092,749)	(1,783,174)	(3,152,349)
Core deposits	19,889,302	19,782,788	19,964,295	20,628,578	21,347,955
Time deposits	(3,167,950)	(3,498,200)	(3,583,304)	(4,591,164)	(5,911,150)
Core deposits excluding time deposits	$16,721,352	16,284,588	16,380,991	16,037,414	15,436,805

Tier 1 Common Equity and Tier 1 Common Equity Ratio
Total shareholders’ equity	$3,041,270	2,948,985	3,569,431	2,827,452	2,997,918
Accumulated other comprehensive loss (income)	12,605	41,258	(4,101)	(21,093)	(57,158)
Goodwill	(24,431)	(24,431)	(24,431)	(24,431)	(24,431)
Other intangible assets, net	(1,265)	(3,415)	(5,149)	(8,525)	(12,434)
Disallowed deferred tax asset	(492,199)	(618,516)	(710,488)	—	(1,827)
Other items	7,645	7,612	6,982	7,371	7,844
Tier 1 capital	2,543,625	2,351,493	2,832,244	2,780,774	2,909,912
Qualifying trust preferred securities	(10,000)	(10,000)	(10,000)	(10,000)	(10,000)
Series C Preferred Stock	(125,980)	(125,862)	—	—	—
Series A Preferred Stock	—	—	(957,327)	(947,017)	(937,323)
Tier 1 common equity	2,407,645	2,215,631	1,864,917	1,823,757	1,962,589
Total risk-weighted assets	23,431,450	22,316,093	21,387,935	21,486,822	22,748,532
Tier 1 common equity ratio	10.28%	9.93	8.72	8.49	8.63

Estimated Common Equity Tier 1 (CET1) Ratio under Basel III Rules
Tier 1 common equity (Basel I)	2,407,645
Adjustment related to capital components	23,512
Estimated common equity Tier 1 under Basel III rules	2,431,157
Estimated total risk-weighted assets under Basel III rules	24,154,228
Estimated common equity Tier 1 ratio under Basel III rules	10.07%

Tangible Common Equity Ratio
Total assets	$27,051,231	26,201,604	26,760,012	27,162,845	30,093,148
Goodwill	(24,431)	(24,431)	(24,431)	(24,431)	(24,431)
Other intangible assets, net	(1,265)	(3,415)	(5,149)	(8,525)	(12,434)
Tangible assets	$27,025,535	26,173,758	26,730,432	27,129,889	30,056,283

Total shareholders’ equity	$3,041,270	2,948,985	3,569,431	2,827,452	2,997,918
Goodwill	(24,431)	(24,431)	(24,431)	(24,431)	(24,431)
Other intangible assets, net	(1,265)	(3,415)	(5,149)	(8,525)	(12,434)
Series C Preferred Stock	(125,980)	(125,862)	—	—	—
Series A Preferred Stock	—	—	(957,327)	(947,017)	(937,323)
Tangible common equity	$2,889,594	2,795,277	2,582,524	1,847,479	2,023,730
Tangible equity units	—	—	(260,084)	(260,084)	(260,122)
Tangible common equity excluding tangible equity units	$2,889,594	2,795,277	2,322,440	1,587,395	1,763,608
Total shareholders’ equity to total assets ratio	11.24%	11.25	13.34	10.41	9.96
Tangible common equity to tangible assets ratio	10.69%	10.68	9.66	6.81	6.73
(1) Other credit costs consist primarily of foreclosed real estate expense, net and other loan expenses.
(2) Amounts consist of litigation settlement expenses, including loss contingency accruals, with respect to certain legal matters. Amounts for years ended prior to December 31, 2013 are not disclosed separately as amounts are not material.

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
Parent Company
The Parent Company’s net assets consist primarily of its investment in Synovus Bank. The Parent Company’s primary uses of cash are for the servicing of debt and payment of dividends to shareholders. The Parent Company also provides the necessary funds to strengthen the capital of its subsidiaries if needed. These uses of cash are primarily funded by dividends from Synovus Bank, borrowings from external sources, and equity offerings. On October 21, 2014, Synovus announced a $250 million share repurchase program, which will expire on October 23, 2015, and announced a 43% increase in the quarterly common stock dividend with an increase from $0.07 to $0.10 per share effective with the quarterly dividend paid on January 2, 2015. During October 2014, Synovus entered into an accelerated share repurchase (ASR) agreement to purchase $75.0 million of Synovus common stock, under the share repurchase program. As of December 31, 2014, Synovus had repurchased 2,510,460 shares under the ASR agreement. During January 2015, Synovus repurchased 391,612 shares upon completion of the ASR agreement. Additionally, during the fourth quarter of 2014, Synovus repurchased $13.1 million, or 503,769 shares, of common stock through open market transactions under the share repurchase program. During 2014, Synovus Bank paid upstream dividends of $182.0 million to Synovus Financial Corp.
On July 19, 2013, Synovus received an upstream dividend of $680.0 million from Synovus Bank, which Synovus utilized to redeem its $967.9 million of Series A Preferred Stock on July 26, 2013. The balance of the redemption was funded by net proceeds from equity offerings completed in July 2013, described below. Synovus did not receive any dividends from Synovus Bank during 2012. Synovus has applied for regulatory approval to allow Synovus Bank to pay dividends during 2015 and has received approval for the first quarter dividend payment of $75 million, which was paid on February 17, 2015.  Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall financial condition.  In addition, the Georgia Financial Institutions Code contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings without the approval of the GA DBF.  As a result of this restriction, Synovus Bank is currently required to seek approval from the GA DBF to pay dividends. See "Part I - Item 1 - Business - Supervision, Regulation and Other Factors - Dividends" of this report for further information.
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
Synovus measures the sensitivity of net interest income to changes in market interest rates through the utilization of simulation modeling. On at least a quarterly basis, the following twenty-four month time period is simulated to determine a baseline net interest income forecast and the sensitivity of this forecast to changes in interest rates. These simulations include all of Synovus’ earning assets and liabilities. Forecasted balance sheet changes, primarily reflecting loan and deposit growth and forecasts, are included in the periods modeled. Projected rates for loans and deposits are based on management’s outlook and local market conditions. Anticipated deposit mix changes in each interest rate scenario are also included in the periods modeled.
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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve's current targeted range of 0% to 0.25% and the current prime rate of 3.25%. Due to the targeted federal funds rate being at or near 0% at this time, only rising rate scenarios have been modeled. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity model indicates that, compared with a net interest income forecast assuming stable rates, net interest income is projected to increase by 4.3% and increase by 6.7% if interest rates increased by 100 and 200 basis points, respectively. These changes were within Synovus’ policy limit of a maximum 5% negative change.

Table 40 - Twelve Month Net Interest Income Sensitivity
Change in Short-term Interest Rates (in basis points)	Estimated Change in Net Interest Income As of December 31,
	2014	2013
+200	6.7%	5.0%
+100	4.3%	3.2%
Flat	—%	—%

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

Table 41 - Core Deposit Beta Sensitivity
Change in Short-term Interest Rates (in basis points)	As of December 31, 2014
	Base Scenario	15% Increase in Average Repricing Beta
+200	6.7%	5.2%
+100	4.3%	3.5%

While all of the above estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income.
The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter term time horizon. Synovus also evaluates potential longer term interest rate risk through modeling and evaluation of economic value of equity (EVE). Simulation modeling is utilized to measure the economic value of equity and its sensitivity to immediate changes in interest rates. These simulations value only the current balance sheet and do not incorporate growth assumptions used in the net interest income simulation. The economic value of equity is the net fair value of assets, liabilities, and off-balance sheet financial instruments derived from the present value of future cash flows discounted at current market interest rates. From this baseline valuation, Synovus evaluates changes in the value of each of these items in various interest rate scenarios to determine the net impact on the economic value of equity. As illustrated in the table below, the economic value of equity model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 4.4 % and 6.7%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. These changes were within Synovus' policy which limits the maximum negative change in EVE to 20% of the base EVE.

Table 42 - Economic Value of Equity Sensitivity
Immediate Change in Interest Rates (in basis points)	Estimated Change in EVE As of December 31,
	2014	2013
+200	6.7%	5.8%
+100	4.4%	3.9%

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
Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges. As of December 31, 2014 and December 31, 2013, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Synovus Financial Corp.:
We have audited the accompanying consolidated balance sheets of Synovus Financial Corp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synovus Financial Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synovus Financial Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

Atlanta, Georgia
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Synovus Financial Corp.:
We have audited Synovus Financial Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synovus Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Synovus Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synovus Financial Corp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Atlanta, Georgia
March 2, 2015

Synovus Financial Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2014	2013
ASSETS
Cash and cash equivalents	$485,489	469,630
Interest bearing funds with Federal Reserve Bank	721,362	644,528
Interest earning deposits with banks	11,810	24,325
Federal funds sold and securities purchased under resale agreements	73,111	80,975
Trading account assets, at fair value	13,863	6,113
Mortgage loans held for sale, at fair value	63,328	45,384
Other loans held for sale	3,606	10,685
Investment securities available for sale, at fair value	3,041,406	3,199,358
Loans, net of deferred fees and costs	21,097,699	20,057,798
Allowance for loan losses	(261,317)	(307,560)
Loans, net	20,836,382	19,750,238
Premises and equipment, net	455,235	468,871
Goodwill	24,431	24,431
Other real estate	85,472	112,629
Deferred tax asset, net	622,464	744,646
Other assets	613,272	619,791
Total assets	$27,051,231	26,201,604
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$6,228,472	5,642,751
Interest bearing deposits, excluding brokered deposits	13,660,830	14,140,037
Brokered deposits	1,642,398	1,094,002
Total deposits	21,531,700	20,876,790
Federal funds purchased and securities sold under repurchase agreements	126,916	148,132
Long-term debt	2,140,319	2,033,141
Other liabilities	211,026	194,556
Total liabilities	24,009,961	23,252,619
Shareholders' Equity
Series C Preferred Stock – no par value. 5,200,000 shares outstanding at December 31, 2014 and December 31, 2013	125,980	125,862
Common stock - $1.00 par value. Authorized 342,857,143 shares at December 31, 2014 and 171,428,571 shares at December 31, 2013; issued 139,950,422 at December 31, 2014 and 139,720,701 at December 31, 2013; outstanding 136,122,843 at December 31, 2014 and 138,907,351 at December 31, 2013	139,950	139,721
Additional paid-in capital	2,960,825	2,976,348
Treasury stock, at cost – 3,827,579 shares at December 31, 2014 and 813,350 shares at December 31, 2013	(187,774)	(114,176)
Accumulated other comprehensive loss, net	(12,605)	(41,258)
Retained earnings (deficit)	14,894	(137,512)
Total shareholders’ equity	3,041,270	2,948,985
Total liabilities and shareholders' equity	$27,051,231	26,201,604

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Interest income:
Loans, including fees	$862,916	866,358	924,639
Investment securities available for sale	57,832	52,567	67,281
Trading account assets	456	548	963
Mortgage loans held for sale	2,304	4,441	6,201
Federal Reserve Bank balances	2,081	3,222	3,451
Other earning assets	3,103	1,878	1,605
Total interest income	928,692	929,014	1,004,140
Interest expense:
Deposits	55,179	64,392	95,749
Federal funds purchased and securities sold under repurchase agreements	220	324	614
Long-term debt	54,009	54,106	53,660
Total interest expense	109,408	118,822	150,023
Net interest income	819,284	810,192	854,117
Provision for loan losses	33,831	69,598	320,369
Net interest income after provision for loan losses	785,453	740,594	533,748
Non-interest income:
Service charges on deposit accounts	78,897	77,789	78,203
Fiduciary and asset management fees	45,226	43,450	42,503
Brokerage revenue	27,088	27,538	26,913
Mortgage banking income	18,354	22,482	32,272
Bankcard fees	32,931	30,641	34,075
Investment securities gains, net	1,331	2,945	39,142
Other fee income	19,130	22,567	21,138
(Decrease) increase in fair value of private equity investments, net	(378)	(2,963)	8,233
Gain on sale of Memphis branches, net	5,789	—	—
Other non-interest income	33,736	29,122	31,487
Total non-interest income	262,104	253,571	313,966
Non-interest expense:
Salaries and other personnel expense	371,904	368,152	375,872
Net occupancy and equipment expense	105,806	103,339	105,575
Third-party processing expense	40,042	40,135	38,006
FDIC insurance and other regulatory fees	34,043	32,758	45,408
Professional fees	26,440	38,776	41,307
Advertising expense	24,037	8,971	6,614
Foreclosed real estate expense, net	25,321	33,864	90,655
Losses on other loans held for sale, net	1,567	329	4,681
Visa indemnification charges	3,041	1,600	6,304
Restructuring charges	20,585	11,064	5,412
Other operating expenses	92,212	102,549	96,403
Total non-interest expense	744,998	741,537	816,237
Income before income taxes	302,559	252,628	31,477
Income tax expense (benefit)	107,310	93,245	(798,732)
Net income	195,249	159,383	830,209
Dividends and accretion of discount on preferred stock	10,238	40,830	58,703
Net income available to common shareholders	$185,011	118,553	771,506
Net income per common share, basic	1.34	0.93	6.87
Net income per common share, diluted	1.33	0.88	5.93
Weighted average common shares outstanding, basic	138,495	127,495	112,352
Weighted average common shares outstanding, diluted	139,154	134,226	130,015

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Comprehensive Income

	December 31, 2014			December 31, 2013			December 31, 2012
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$302,559	(107,310)	195,249	252,628	(93,245)	159,383	31,477	798,732	830,209
Net change related to cash flow hedges:
Reclassification adjustment for losses (gains) realized in net income	448	(173)	275	447	(173)	274	(1,381)	532	(849)
Net unrealized gains (losses) on investment securities available for sale:
Reclassification adjustment for net gains realized in net income	$(1,331)	513	(818)	(2,945)	1,134	(1,811)	(39,142)	15,070	(24,072)
Net unrealized gains (losses) arising during the period	47,223	(18,182)	29,041	(71,929)	27,693	(44,236)	12,296	(4,730)	7,566
Net unrealized gains (losses)	$45,892	(17,669)	28,223	(74,874)	28,827	(46,047)	(26,846)	10,340	(16,506)
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	$(144)	56	(88)	(170)	65	(105)	(52)	20	(32)
Actuarial gains arising during the period	395	(152)	243	830	(311)	519	642	(247)	395
Net unrealized gains	$251	(96)	155	660	(246)	414	590	(227)	363
Other comprehensive income (loss)	46,591	(17,938)	28,653	(73,767)	28,408	(45,359)	(27,637)	10,645	(16,992)
Comprehensive income			$223,902			114,024			813,217

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Changes in Shareholders' Equity

(in thousands, except per share data)	Series A Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
Balance at December 31, 2011	$947,017	$—	112,999	2,919,161	(114,176)	21,093	(1,058,642)	2,827,452
Net income	—	—	—	—	—	—	830,209	830,209
Other comprehensive loss, net of income taxes	—	—	—	—	—	(16,992)	—	(16,992)
Cash dividends declared on common stock - $0.28 per share	—	—	—	—	—	—	(31,462)	(31,462)
Cash dividends paid on Series A Preferred Stock	—	—	—	(48,394)	—	—	—	(48,394)
Accretion of discount on Series A Preferred Stock	10,310	—	—	(10,310)	—	—	—	—
Restricted share unit activity	—	—	183	(110)	—	—	(73)	—
Share-based compensation expense	—	—	—	9,333	—	—	—	9,333
Share-based compensation tax deficiency	—	—	—	(715)	—	—	—	(715)
Balance at December 31, 2012	$957,327	—	113,182	2,868,965	(114,176)	4,101	(259,968)	3,569,431
Net income	—	—	—	—	—	—	159,383	159,383
Other comprehensive loss, net of income taxes	—	—	—	—	—	(45,359)	—	(45,359)
Cash dividends declared on common stock - $0.28 per share	—	—	—	—	—	—	(36,427)	(36,427)
Cash dividends paid on Series A Preferred Stock	—	—	—	(33,741)	—	—	—	(33,741)
Accretion of discount on Series A Preferred Stock	10,543	—	—	(10,543)	—	—	—	—
Redemption of Series A Preferred Stock	(967,870)	—	—	—	—	—	—	(967,870)
Issuance of Series C Preferred Stock, net of issuance costs	—	125,862	—	—	—	—	—	125,862
Cash dividends paid on Series C Preferred Stock	—	—	—	(2,730)	—	—	—	(2,730)
Settlement of prepaid common stock purchase contracts	—	—	17,550	(17,550)	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	8,553	166,621	—	—	—	175,174
Restricted share unit activity	—	—	374	(3,438)	—	—	(500)	(3,564)
Stock options exercised	—	—	62	982	—	—	—	1,044
Share-based compensation net tax benefit	—	—	—	317	—	—	—	317
Share-based compensation expense	—	—	—	7,465	—	—	—	7,465
Balance at December 31, 2013	$—	125,862	139,721	2,976,348	(114,176)	(41,258)	(137,512)	2,948,985
Net income	—	—	—	—	—	—	195,249	195,249
Other comprehensive income, net of income taxes	—	—	—	—	—	28,653	—	28,653
Cash dividends declared on common stock - $0.31 per share	—	—	—	—	—	—	(42,805)	(42,805)
Cash dividends paid on Series C Preferred Stock	—	—	—	(10,238)	—	—	—	(10,238)
Series C Preferred Stock-adjustment to issuance costs	—	118	—	—	—	—	—	118
Repurchases and agreements to repurchase shares of common stock	—	—	—	(14,515)	(73,598)	—	—	(88,113)
Restricted share unit activity	—	—	52	(706)	—	—	(38)	(692)
Stock options exercised	—	—	177	2,871	—	—	—	3,048
Share-based compensation net tax deficiency	—	—	—	(3,168)	—	—	—	(3,168)
Share-based compensation expense	—	—	—	10,233	—	—	—	10,233
Balance at December 31, 2014	$—	125,980	139,950	2,960,825	(187,774)	(12,605)	14,894	3,041,270

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2014	2013	2012
Operating Activities
Net income	$195,249	159,383	830,209
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	33,831	69,598	320,369
Depreciation, amortization, and accretion, net	54,952	59,310	64,401
Deferred income tax expense (benefit)	102,020	90,415	(794,678)
(Increase) decrease in interest receivable	(363)	6,179	11,854
Decrease in interest payable	(325)	(3,133)	(8,253)
(Increase) decrease in trading account assets	(7,750)	4,989	5,764
Originations of mortgage loans held for sale	(766,815)	(841,542)	(1,226,234)
Proceeds from sales of mortgage loans held for sale	761,979	1,008,501	1,190,430
Gain on sale of mortgage loans held for sale	(13,442)	(14,394)	(20,072)
Decrease in other assets	6,492	40,642	53,211
Decrease in other liabilities	(8,665)	(8,151)	(23,212)
Investment securities gains, net	(1,331)	(2,945)	(39,142)
Losses on sales of other loans held for sale, net	1,567	329	4,681
Losses and write-downs on other real estate, net	22,085	25,508	73,940
Write-downs on other assets held for sale	7,643	3,917	2,425
Share-based compensation expense	10,233	7,465	9,399
Gain on sale of Memphis branches, net	(5,789)	—	—
Gain on sale of branch property	(3,116)	—	—
Other, net	(1,510)	(1,545)	17,039
Net cash provided by operating activities	$386,945	604,526	472,131
Investing Activities
Net cash (used) received in dispositions/acquisitions	(90,571)	56,328	—
Net decrease (increase) in interest earning deposits with banks	12,515	(883)	(9,852)
Net decrease in federal funds sold and securities purchased under resale agreements	7,864	32,542	45,399
Net (increase) decrease in interest bearing funds with Federal Reserve Bank	(76,834)	853,862	68,616
Proceeds from maturities and principal collections of investment securities available for sale	568,918	711,134	1,348,188
Proceeds from sales of investment securities available for sale	20,815	407,718	1,139,558
Purchases of investment securities available for sale	(378,919)	(1,434,322)	(1,803,738)
Proceeds from sale of loans	64,290	156,447	651,074
Proceeds from sale of other real estate	63,768	100,802	135,817
Principal repayments by borrowers on other loans held for sale	915	3,997	4,469
Net increase in loans	(1,326,596)	(889,026)	(743,151)
Purchases of premises and equipment	(43,518)	(31,569)	(30,485)
Proceeds from disposals of premises and equipment	4,838	3,099	3,379
Proceeds from sale of other assets held for sale	5,741	2,285	8,782
Net cash (used) provided by investing activities	$(1,166,774)	(27,586)	818,056
Financing Activities
Net increase (decrease) in demand and savings deposits	562,669	(114,738)	322,060
Net increase (decrease) in certificates of deposit	283,543	(122,343)	(1,676,768)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(21,216)	(53,111)	(112,514)
Principal repayments on long-term debt	(400,781)	(307,571)	(491,049)
Proceeds from issuance of long-term debt	510,000	617,500	860,000
Dividends paid to common shareholders	(42,805)	(36,427)	(31,462)
Transfer of funds to dividend payment agent	—	—	(7,853)
Dividends paid on Series C Preferred Stock	(10,238)	(2,730)	—

Dividends paid on Series A Preferred Stock	—	(33,741)	(48,394)
Stock options exercised	3,048	1,044	—
Proceeds from issuance of Series C Preferred Stock, net of issuance costs	—	125,862	—
Redemption of Series A Preferred Stock	—	(967,870)	—
Proceeds from issuance of common stock, net of issuance costs	—	175,174	—
Repurchases and agreements to repurchase shares of common stock	(88,113)	—	—
Excess tax benefit from share-based compensation	273	575	—
Restricted stock activity	(692)	(3,564)	—
Net cash provided by (used in) financing activities	$795,688	(721,940)	(1,185,980)
Increase (decrease) in cash and cash equivalents	15,859	(145,000)	104,207
Cash and cash equivalents at beginning of year	469,630	614,630	510,423
Cash and cash equivalents at end of year	$485,489	469,630	614,630
Supplemental Cash Flow Information
Cash Paid (Received) During the Period for:
Income tax payments (refunds), net	5,971	2,577	(7,734)
Interest paid	109,549	121,291	160,329
Non-cash Activities:
Mortgage loans held for sale transferred to loans at fair value	334	14,714	1,959
Loans foreclosed and transferred to other real estate	58,556	85,422	147,653
Loans transferred to other loans held for sale at fair value	59,955	165,249	731,906
Other loans held for sale transferred to loans at fair value	121	1,235	442
Other loans held for sale foreclosed and transferred to other real estate at fair value	140	3,246	8,142
Premises and equipment transferred to other assets held for sale at fair value	16,613	6,254	2,404
Write down to fair value for other loans held for sale	—	—	3,222
Securities purchased during the period but settled after period-end	25,938	—	—

Dispositions/Acquisitions:
Fair value of non-cash assets (sold) acquired	(100,982)	536	—
Fair value of liabilities (sold) assumed	(191,553)	56,864	—

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At December 31, 2014 and 2013, $125 thousand and $375 thousand, respectively, of the due from banks balance was restricted as to withdrawal.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and Federal funds sold and securities purchased under resale agreements. At December 31, 2014 and 2013, interest bearing funds with the Federal Reserve Bank included $89.2 million and $104.9 million, respectively, on deposit to meet Federal Reserve Bank reserve requirements. Interest earning deposits with banks include $7.1 million at December 31, 2014 and $11.1 million at December 31, 2013, which is pledged as collateral in connection with certain letters of credit. Federal funds sold include $67.5 million at December 31, 2014 and $72.2 million at December 31, 2013, which are pledged to collateralize certain derivative instruments. Federal funds sold and securities purchased under resale agreements, and Federal funds purchased and securities sold under repurchase agreements, generally mature in one day.
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
Mortgage loans held for sale are recorded at fair value. Fair value is derived from a hypothetical bulk sale model used to estimate the exit price of the loan in a loan sale. The bid pricing convention is used for loan pricing for similar assets. The valuation model is based upon forward settlements of a pool of loans of similar coupon, maturity, product, and credit attributes. The inputs to the model are continuously updated with available market and historical data. As the loans are sold in the secondary market, the valuation model produces an estimate of fair value that represents the highest and best use of the loans in Synovus' principal market.
Mortgage Banking Income
Mortgage banking income consists primarily of origination and ancillary fees on loans originated for sale, and gains and losses from the sale of mortgage loans. Mortgage loans are generally sold servicing released, without recourse or continuing involvement, and meet ASC 860-10-65, Transfers and Servicing of Financial Assets, criteria for sale accounting.
Other Loans Held for Sale
Loans are transferred to other loans held for sale at fair value when Synovus makes the determination to sell specifically identified loans. The fair value of the loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated market prices of similar assets less estimated costs to sell. At the time of transfer, if the estimated fair value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in the fair value subsequent to the transfer, as well as gains/losses realized from the sale of these assets, are recorded as losses on other loans held for sale, net, as a component of non-interest expense on the consolidated statements of income.
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
Non-accrual Loans
Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest is discontinued on loans when reasonable doubt exists as to the full collection of interest or principal, or when loans become contractually past due for 90 days or more as to either interest or principal, in accordance with the terms of the loan agreement, unless they are both well-secured and in the process of collection. When a loan is placed on non-accrual status, previously accrued and uncollected interest is generally reversed as an adjustment to interest income on loans. Interest payments received on non-accrual loans are generally recorded as a reduction of principal. As payments are received on non-accruing loans, interest income can be recognized on a cash basis; however, there must be an expectation of full repayment of the remaining recorded principal balance. The remaining portion of this payment is recorded as a reduction to principal. Loans are generally returned to accruing status when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest, and the borrower has sustained repayment performance under the terms of the loan agreement for a reasonable period of time (generally six months).

Impaired Loans
Impaired loans are loans for which it is probable that Synovus will not be able to collect all amounts due according to the contractual terms of the loan agreements and all loans modified in a troubled debt restructuring (TDR). Other than TDRs, impaired loans do not include smaller-balance homogeneous loans that are collectively evaluated for impairment, which consist of most retail loans and commercial loan relationships less than $1.0 million. Impairment is measured on a discounted cash flow method based upon the loan's contractual effective interest rate, or at the loan's observable market price, or at the fair value of the collateral, less costs to sell if the loan is collateral-dependent. Interest income on non-accrual impaired loans is recognized as described above under "non-accrual loans." Impaired accruing loans generally consist of those troubled debt restructurings for which management has concluded that the collectability of the loan is not in doubt.
At December 31, 2014, substantially all non-accrual impaired loans were collateral-dependent and secured by real estate. For impairment measured using the estimated fair value of collateral less costs to sell, fair value is estimated using appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments, such as selling costs and anticipated sales values, taking into account management's plans for disposition, which could result in adjustments to the fair value estimates indicated in the appraisals. The assumptions used in determining the amount of the impairment are subject to significant judgment. Use of different assumptions, for example, changes in the fair value of the collateral or management's plans for disposition could have a significant impact on the amount of impairment.
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
Troubled Debt Restructurings
When borrowers are experiencing financial difficulties, Synovus may, in order to assist the borrowers in repaying the principal and interest owed to Synovus, make certain modifications to the borrower's loan. All loan modifications and renewals are evaluated for troubled debt restructuring (TDR) classification. In accordance with ASU 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, a TDR is defined as a modification with a borrower that is experiencing financial difficulties, and the creditor has granted a financial concession that it would not normally make. The market interest rate concept in ASU 2011-02 states that if a borrower does not otherwise have access to funds at a market interest rates for debt with characteristics similar to those of the restructured debt, the restructuring would be considered to be at a below-market rate, which indicates that the lender may have granted a concession. Since Synovus often increases or maintains the interest rate upon renewal of a commercial loan, including renewals of loans involving borrowers experiencing financial difficulties, the market rate concept has become a significant factor in determining if a loan is classified as a TDR. All TDR's are considered to be impaired loans, and the amount of impairment, if any, is determined in accordance with ASC 310-10-35, Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5, ASC 450-20, and No. 15, ASC 310-40.
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
Allowance for Loan Losses
The allowance for loan losses is a significant accounting estimate that is determined through periodic and systematic detailed reviews of the Company’s loan portfolio. These reviews are performed to assess the inherent risk for probable loss within the portfolio and to ensure consistency between fluctuations in the allowance and both credit events within the portfolio and prevailing credit trends. The economic and business climate in any given industry or market is difficult to gauge and can change rapidly, and the effects of those changes can vary by borrower. Significant judgments and estimates are necessary in the determination of the allowance for loan losses. Significant judgments include, among others, loan risk ratings and classifications, the determination and measurement of impaired loans, the timing of loan charge-offs, the probability of loan defaults, the net loss exposure in the event of loan defaults, qualitative loss factors, management’s plans, if any, for disposition of certain loans, as well as other qualitative considerations. In determining the allowance for loan losses, management makes numerous assumptions, estimates, and assessments, which are inherently subjective. The use of different estimates or assumptions could have a significant impact on the provision for loan losses, allowance for loan losses, non-performing loans, loan charge-offs and the Company's consolidated financial condition and results of operations.
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
Impaired loans are generally evaluated on a loan by loan basis with specific reserves, if any, recorded as appropriate. Specific reserves are determined based on ASC 310-10-35, which provides for measurement of a loan's impairment based on one of three methods. If the loan is collateral-dependent, then the fair value of the loan's collateral, less estimated selling costs, are compared to the loan's carrying amount to determine impairment. Other methods of measuring a loan's impairment include the present value of the expected future cash flows of the loan, or if available, the observable market price of the loan. Synovus considers the pertinent facts and circumstances for each impaired loan when selecting the appropriate method to measure impairment, and quarterly evaluates each selection to ensure its continued appropriateness and evaluates the reasonableness of specific reserves, if any.
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
Allocated EL factors may also be adjusted, as necessary, for certain qualitative factors that in management's judgment are necessary to reflect losses incurred in the portfolio. Qualitative factors that management considers in the analysis include:

•	changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses

•	changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or grade loans

•	loan growth

•	effects of changes in credit concentrations

•	model uncertainty

•	experience, ability, and depth of lending management, loan review personnel, and other relevant staff

•	changes in the quality of the loan review function

•	national and local economic trends and conditions

•	value of underlying collateral for collateral-dependent loans
Commercial Loans - Risk Ratings
Synovus utilizes two primary methods for risk assessment of the commercial loan portfolio: Single Risk Rating Assessment and Dual Risk Rating (DRR) Assessment. The single and dual risk ratings are based on the borrowers' credit risk profile, considering factors such as debt service history, current and estimated prospective cash flow information, collateral supporting the credit, source of repayment as well as other variables, as appropriate.
Each loan is assigned a risk rating during its initial approval process. For single risk rated loans, this process begins with a loan rating recommendation from the loan officer responsible for originating the loan. Commercial single risk rated loans are graded on a 9-point scale. Single risk ratings six through nine are defined consistent with the bank regulatory classifications of special mention, substandard, doubtful, and loss, respectively. The primary determinants of the risk ratings for commercial single risk rated loans are the reliability of the primary source of repayment and the borrower's expected performance (i.e., the likelihood that the borrower will be able to service its obligations in accordance with the terms). Expected performance will be based upon full analysis of the borrower's historical financial results, current financial strength and future prospects, which includes any external drivers.
For dual risk rated loans, this process begins with scoring the loan for a rating during its initial approval process. Synovus began utilizing a dual risk rating methodology for certain components of its commercial and industrial loan portfolio in 2013 and extended the DRR methodology to certain income-producing real estate loans in 2014. The DRR includes sixteen probabilities of default categories and nine categories for estimating losses given an event of default. The result is an expected loss rate established for each borrower.
The loan rating is subject to approvals from other members of management, regional credit and/or loan committees depending on the size of the loan and loan's credit attributes. Loan ratings are regularly re-evaluated based upon annual scheduled credit reviews or on a more frequent basis if determined prudent by management. Additionally, an independent loan review function evaluates Synovus' risk rating processes on a continuous basis.
Management currently expects to implement the DRR methodology for additional components of the commercial loan portfolio over the next few years. The implementation is expected to be in multiple phases, with each component determined based primarily on loan type and size. The timing of future implementations will depend upon completion of applicable data analysis and model assessment. Once full implementation is completed, management estimates that the DRR methodology will be utilized to calculate the allowance for loan losses on commercial loans amounting to over 30% of the total loan portfolio. Approximately $5.6 billion, or 27%, of the total loan portfolio was rated using the DRR methodology at year-end 2014.
Retail Loans – Risk Ratings
Retail loans are generally assigned a risk rating on a 6-point scale at the time of origination based on credit bureau scores, with a loan grade of 1 assigned as the lowest level of risk and a loan grade of 6 as the highest level of risk. At 90-119 days past due, a loan grade of 7-substandard rating is applied and at 120 days past due, the loan is generally downgraded to grade 9-loss and is generally charged-off. The credit bureau-based ratings are updated at least semi-annually and the ratings based on the past due status are updated monthly.
Unallocated Allowance for Loan Losses
The unallocated component of the allowance for loan losses is not a significant component of the ALLL, but would be utilized to provide for certain environmental and economic factors that affect the inherent risk of loss in the entire loan portfolio that are not fully captured in the allocated allowance for loan losses. On a quarterly basis, management updates its analysis and consideration of these factors and determines the impact, if any, on the allowance for loan losses and the provision for loan losses for each respective period.
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
Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weighting that are most representative of fair value.
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
At foreclosure, ORE is recorded at the lower of cost or fair value less estimated selling costs, which establishes a new cost basis. Subsequent to foreclosure, ORE is evaluated quarterly and reported at fair value less estimated selling costs, not to exceed the new cost basis, determined by review of current appraisals, as well as the review of comparable sales and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments such as changes in absorption rates or market conditions from the time of the latest appraisal received or previous re-evaluation performed, and anticipated sales values considering management's plans for disposition, which could result in an adjustment to lower the fair value estimates indicated in the appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral, less costs to sell, is recorded as a charge against the allowance for loan losses. Revenue and expenses from ORE operations as well as gains or losses on sales are recorded as foreclosed real estate expense, net, a component of non-interest expense on the consolidated statements of income. Subsequent declines in fair value are recorded on a property-by-property basis through use of a valuation allowance within other real estate on the consolidated balances sheets and valuation adjustment account in foreclosed real estate expense, net, a component of non-interest expense on the consolidated statements of income.
Synovus' objective is to dispose of ORE properties in a timely manner and to maximize net sale proceeds. Synovus has a centralized managed assets division, with the specialized skill set to facilitate this objective. While there is not a defined timeline for their sale, ORE properties are actively marketed through unaffiliated third parties.
Other Assets
Other assets include accrued interest receivable and other significant balances as described below.
Investments in Company-Owned Life Insurance Policies
Investments in company-owned life insurance policies on certain current and former officers of Synovus are recorded at the net realizable value of the policies as a component of other assets in the consolidated balance sheets. Net realizable value is the cash surrender value of the policies less any applicable surrender charges and any policy loans. Synovus has not borrowed against the cash surrender value of these policies. The changes in the cash surrender value of the policies is recognized as a component of other non-interest income in the consolidated statements of income.
Private Equity Investments
Private equity investments are recorded at fair value on the consolidated balance sheets with realized and unrealized gains and losses included in increase/(decrease) in fair value of private equity investments, net, on the consolidated statements of income in accordance with ASC 946, Financial Services-Investment Companies. The private equity investments in which Synovus holds a limited partner interest consist of funds that invest in privately held companies. For privately held companies in the fund, the general partner estimates the fair value of the company in accordance with U.S. GAAP as clarified by ASC 820, Fair Value Measurements and Disclosures. The estimated fair value of the company is the estimated fair value as an exit price the fund would receive if it were to sell the company in the marketplace. The fair value of the fund's underlying investments is estimated through the use of valuation models, such as option pricing or a discounted cash flow model. Valuation factors, such as a company's financial performance against budget or milestones, last price paid by investors, with consideration given on whether financing is provided by insiders or unrelated new investors, public market comparables, liquidity of the market, industry and economic trends, and changes in management or key personnel, are used in the determination of estimated fair value.
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
In accordance with ASC 815, Derivatives and Hedging, all derivative instruments are recorded on the consolidated balance sheets at their respective fair values, as components of other assets and other liabilities.The accounting for changes in fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the unrealized gain or loss on the derivative instrument is recognized in earnings in the period of change, together with the offsetting unrealized loss or gain on the hedged item attributable to the risk being hedged as a component of other non-interest income on the consolidated statements of income. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss), net of the tax impact, and subsequently reclassified into earnings when the hedged transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss on the derivative instrument, are reported in earnings immediately as a component of other non-interest income on the consolidated statements of income. If the derivative instrument is not designated as a hedge, the gain or loss on the derivative instrument is recognized in earnings as a component of other non-interest income on the consolidated statements of income in the period of change.
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
Fiduciary and Asset Management Fees
Fiduciary and asset management fees are generally determined based upon fair values of assets under management as of a specified date during the period. These fees are recorded under the accrual method of accounting as the services are performed.
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
Advertising Costs
Advertising costs are expensed as incurred and recorded as a component of non-interest expense.
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
Share-based Compensation
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. Synovus' share-based compensation costs associated with employee grants are recorded as a component of salaries and other personnel expense in the consolidated statements of income. Share-based compensation costs associated with grants made to non-employee directors of Synovus are recorded as a component of other operating expenses. Share-based compensation expense for service-based awards that contain a graded vesting schedule is recognized net of estimated forfeitures for plan participants on a straight-line basis over the requisite service period for the entire award.
Earnings per Share
Basic net income per common share is computed by dividing net income available to common shareholders by the average common shares outstanding for the period. Diluted net income per common share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of outstanding options and restricted share units is reflected in diluted net income per common share, unless the impact is anti-dilutive, by application of the treasury stock method.
All share and per share amounts for all periods presented in this Report reflect the one-for-seven reverse stock split, which was effective on May 16, 2014.

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
Synovus employs independent third-party pricing services to provide fair value estimates for its investment securities available for sale, trading account assets, and derivative financial instruments. Fair values for fixed income investment securities and certain derivative financial instruments are typically the prices supplied by either the third-party pricing service or an unrelated counterparty, which utilize quoted market prices, broker/dealer quotations for identical or similar securities, and/or inputs that are observable in the market, either directly or indirectly, for substantially similar securities. Level 1 securities are typically exchange quoted prices. Level 2 securities are typically matrix priced by a third-party pricing service to calculate the fair value. Such fair value measurements consider observable data, such as relevant broker/dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Level 3 instruments' value is determined using pricing models, discounted cash flow models and similar techniques, and may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability. These methods of valuation may result in a significant portion of the fair value being derived from unobservable assumptions that reflect Synovus' own estimates for assumptions that market participants would use in pricing the asset or liability.
Management uses various validation procedures to validate the prices received from pricing services and quotations received from dealers are reasonable for each relevant financial instrument, including reference to relevant broker/dealer quotes or other market quotes and a review of valuations and trade activity of comparable securities. Consideration is given to the nature of the quotes (e.g., indicative or firm) and the relationship of recently evidenced market activity to the prices provided by the third-party pricing service. Further, management also employs the services of an additional independent pricing firm as a means to verify and confirm the fair values of its primary independent pricing firm.
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
Contingent Liabilities and Legal Costs
Synovus estimates its contingent liabilities with respect to outstanding legal matters based on information currently available to management, management’s estimates about the probability of outcomes of each case and the advice of legal counsel. In accordance with guidance in ASC 450-25-2, management accrues an estimated loss from a loss contingency when information available indicates that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In addition, it must be probable that one or more future events will occur confirming the fact of the loss. Significant judgment is required in making these estimates and management must make assumptions about matters that are highly uncertain. Accordingly, the actual loss may be more or less than the current estimate.
In many situations, Synovus may be unable to estimate reasonably possible losses due to the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. As there are further developments, Synovus will reassess these legal matters and the related potential liabilities and will revise, when needed, its estimate of contingent liabilities.
Legal costs, including attorney fees, incurred in connection with pending litigation and other loss contingencies are expensed as incurred.
Recently Adopted Accounting Standards Updates
ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Income tax accounting guidance did not explicitly address how to present unrecognized tax benefits when a company also has net operating losses or tax credit carryforwards. Previously, most companies presented these unrecognized benefits as a liability (i.e., gross presentation), but some presented the liability as a reduction of their net operating losses or tax credit carryforwards (i.e., net presentation). To address this diversity in practice, the FASB issued ASU 2013-11, requiring unrecognized tax benefits to be offset against a deferred tax asset for a net operating loss carryforward, similar tax loss, or tax credit carryforward except when either (1) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position, or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. Synovus adopted the provisions of ASU 2013-11 effective January 1, 2014. However, because prior to adoption Synovus already presented its unrecognized tax benefits as a reduction of its net operating losses, adoption of ASU 2013-11 did not have an impact on its consolidated balance sheet.
Recently Issued Accounting Standards Updates
ASU 2014-09, "Revenue from Contracts with Customers" ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is intended to increase comparability across industries and jurisdictions. The core principle of the revenue model is that a company will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 31, 2016. Early application is not permitted for public entities. Management is currently evaluating the impact of ASU 2014-09 on Synovus' Consolidated Financial Statements.
ASU 2015-02, "Amendments to the Consolidation Analysis" ASU 2015-02 was issued by the FASB to modify the analysis that companies must perform in order to determine whether a legal entity should be consolidated. ASU 2015-02 simplifies current consolidation rules by reducing the number of consolidation models; placing more emphasis on risk of loss when determining a controlling financial interest; reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE); and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. ASU 2015-02 will be effective for annual reporting periods beginning after December 15, 2015. Early application is permitted. Management is currently evaluating the impact of the accounting update on Synovus' Consolidated Financial Statements.
Additionally, during 2014, the FASB issued the following ASUs. All of the ASUs are effective for fiscal years and interim periods beginning after December 15, 2014, with the exception of ASU 2014-12, which is effective for fiscal years and interim periods beginning after December 15, 2015. Management does not expect that adoption of these ASUs will have a material impact on Synovus' Consolidated Financial Statements.

•ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure
•ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance
Target Could Be Achieved after the Requisite Service Period
•ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures
•ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
•ASU 2014-04, Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed
Mortgage Loans upon Foreclosure(a consensus of the FASB Emerging Issues Task Force)
•ASU 2014-01, Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing
Projects
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
Note 2 - Disposition/Acquisition
On January 17, 2014, Synovus completed the sale of certain loans, premises, deposits, and other assets and liabilities of the Memphis, Tennessee branches of Trust One Bank, a division of Synovus Bank.  The sale included $89.6 million in total loans and

$191.3 million in total deposits.   Results for the year ended December 31, 2014 reflect a pre-tax gain, net of associated costs, of $5.8 million relating to this transaction.
On May 10, 2013, Synovus Bank entered into a purchase and assumption agreement with the FDIC, as receiver of Sunrise Bank, an affiliate of Capitol Bancorp Limited, to assume $56.8 million in deposits, including all uninsured deposits. As part of this transaction, Synovus Bank also acquired $492 thousand in loans. Other assets and liabilities acquired in connection with this transaction were insignificant. Sunrise Bank operated in three locations, including Valdosta, Jeffersonville, and Atlanta, Georgia. Acquisitions are accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. Both the purchased assets and assumed liabilities are recorded at their respective acquisition date fair values.
Synovus' consolidated statement of income for the year ended December 31, 2013, and thereafter, includes the operating results produced by the acquired assets and assumed liabilities for the period of May 10, 2013 to December 31, 2013. The 2013 consolidated income statement impact was not significant. Due primarily to Synovus acquiring only certain assets and liabilities of Sunrise, historical results of Sunrise are not meaningful to Synovus’ results, and thus no pro forma information is presented.
Note 3 - Restructuring Charges
For the years ended December 31, 2014, 2013 and 2012 total restructuring charges consist of the following components:

	Years Ended December 31,
(in thousands)	2014	2013	2012
Severance charges	$7,246	8,046	3,826
Lease termination charges	4,808	1,060	—
Asset impairment charges	7,530	2,030	1,956
Gain on sale of assets held for sale, net	(766)	(135)	(622)
Professional fees and other charges	1,767	63	252
Total restructuring charges	$20,585	11,064	5,412

Restructuring charges for the year ended December 31, 2014 relate primarily to new expense savings initiatives that were approved during 2014 and are expected to be completed by mid-2015. The initiatives include the consolidation or closing of certain branch locations as well as workforce reductions.   Asset impairment and lease termination charges for the year ended December 31, 2014 consist primarily of charges related to the closure of 13 branches during the fourth quarter of 2014.   Severance charges for the year ended December 31, 2014 consist of estimated involuntary termination benefits for targeted staff reductions identified during 2014. These termination benefits are provided under an ongoing benefit arrangement as defined in ASC 712, Compensation-Nonretirement Postemployment Benefits; accordingly, the charges were recorded pursuant to the liability recognition criteria of ASC 712.   Additionally, substantially all of the professional fees and other charges for the year ended December 31, 2014 consist of professional fees incurred in connection with an organizational restructuring implemented during 2014.
Restructuring charges for the years ended December 31, 2013 and 2012 relate primarily to expense savings initiatives approved during those years which consisted primarily of the consolidation or closing of certain branch locations as well as workforce reductions. Asset impairment and lease termination charges for the years ended December 31, 2013 and 2012 consisted primarily of losses related to the closure of, or decision to close, 15 branches and the consolidation of certain back-office facilities during 2013 and 2012. The involuntary termination benefits relating to these workforce reductions were provided under a one-time benefit arrangement as defined in ASC 420, Exit or Disposal Costs or Obligations; accordingly, the charges were recorded pursuant to the liability recognition criteria of ASC 420.

The following table presents aggregate activity associated with accruals that resulted from the restructuring charges recorded during the years ended December 31, 2014, 2013, and 2012:

(in thousands)	Severance Charges	Lease Termination Charges	Total
Balance as of December 31, 2011	$844	665	1,509
Accruals for efficiency initiatives	3,826	—	3,826
Payments	(4,413)	(194)	(4,607)
Balance at December 31, 2012	257	471	728
Accruals for efficiency initiatives	8,046	1,060	9,106
Payments	(6,731)	(148)	(6,879)
Balance at December 31, 2013	1,572	1,383	2,955
Accruals for efficiency initiatives	7,246	4,808	12,054
Payments	(5,527)	(652)	(6,179)
Balance at December 31, 2014	$3,291	5,539	8,830

All professional fees and other charges were paid in the years that they were incurred. No other restructuring charges resulted in any payment accruals.
Note 4 - Other Loans Held for Sale
Loans are transferred to other loans held for sale at fair value when Synovus makes the determination to sell specifically identified loans. The fair value of the loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated market prices of similar assets less estimated costs to sell. At the time of transfer, if the estimated fair value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in the fair value subsequent to the transfer, as well as gains/losses realized from the sale of these assets, are recorded as losses on other loans held for sale, net as a component of non-interest expense on the consolidated statements of income. During the years ended December 31, 2014, 2013, and 2012, Synovus transferred to other loans held for sale loans with carrying values of $60.0 million, $165.2 million, and $731.9 million, respectively.

Note 5 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at December 31, 2014 and 2013 are summarized below.

	December 31, 2014
(in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$42,636	190	—	42,826
U.S. Government agency securities	26,426	898	—	27,324
Securities issued by U.S. Government sponsored enterprises	81,332	710	—	82,042
Mortgage-backed securities issued by U.S. Government agencies	177,678	2,578	(440)	179,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,250,897	19,915	(9,131)	2,261,681
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	414,562	4,856	(2,342)	417,076
State and municipal securities	5,024	183	(1)	5,206
Equity securities	3,228	3,520	—	6,748
Other investments	19,121	7	(441)	18,687
Total investment securities available for sale	$3,020,904	32,857	(12,355)	3,041,406

	December 31, 2013
(in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$17,791	—	—	17,791
U.S. Government agency securities	33,480	1,161	—	34,641
Securities issued by U.S. Government sponsored enterprises	112,305	1,440	—	113,745
Mortgage-backed securities issued by U.S. Government agencies	196,521	2,257	(3,661)	195,117
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,443,282	9,718	(31,640)	2,421,360
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	406,717	698	(8,875)	398,540
State and municipal securities	6,723	168	(2)	6,889
Equity securities	3,856	3,728	—	7,584
Other investments	4,074	—	(383)	3,691
Total investment securities available for sale	$3,224,749	19,170	(44,561)	3,199,358

(1)
Amortized cost is adjusted for other-than-temporary impairment charges in 2014 and 2013, which have been recognized in the consolidated statements of income in the applicable year, and were considered inconsequential.

At December 31, 2014 and 2013, investment securities with a carrying value of $2.12 billion and $2.38 billion, respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of December 31, 2014 and 2013 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in income. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities recovery of all such unrealized losses.

Declines in the fair value of available for sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of December 31, 2014, Synovus had ten investment securities in a loss position for less than twelve months and thirty-eight investment securities in a loss position for twelve months or longer.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 and December 31, 2013 are presented below.

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	—	—	21,488	440	21,488	440
Mortgage-backed securities issued by U.S. Government sponsored enterprises	251,134	763	798,282	8,368	1,049,416	9,131
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	20,338	61	119,172	2,281	139,510	2,342
State and municipal securities	—	—	45	1	45	1
Other investments	—	—	3,680	441	3,680	441
Total	$271,472	824	942,667	11,531	1,214,139	12,355

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	121,607	3,363	2,951	298	124,558	3,661
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,885,521	31,640	—	—	1,885,521	31,640
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	282,898	8,875	—	—	282,898	8,875
State and municipal securities	—	—	40	2	40	2
Other investments	1,969	105	1,722	278	3,691	383
Total	$2,291,995	43,983	4,713	578	2,296,708	44,561

The amortized cost and fair value by contractual maturity of investment securities available for sale at December 31, 2014 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at December 31, 2014
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$17,793	24,843	—	—	—	42,636
U.S. Government agency securities	78	12,576	13,772	—	—	26,426
Securities issued by U.S. Government sponsored enterprises	—	81,332	—	—	—	81,332
Mortgage-backed securities issued by U.S. Government agencies	—	—	—	177,678	—	177,678
Mortgage-backed securities issued by U.S. Government sponsored enterprises	258	1,389	1,842,046	407,204	—	2,250,897
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	414,562	—	414,562
State and municipal securities	165	1,861	289	2,709	—	5,024
Equity securities	—	—	—	—	3,228	3,228
Other investments	—	—	15,000	2,000	2,121	19,121
Total amortized cost	$18,294	122,001	1,871,107	1,004,153	5,349	3,020,904
Fair Value
U.S. Treasury securities	$17,793	25,033	—	—	—	42,826
U.S. Government agency securities	78	12,964	14,282	—	—	27,324
Securities issued by U.S. Government sponsored enterprises	—	82,042	—	—	—	82,042
Mortgage-backed securities issued by U.S. Government agencies	—	—	—	179,816	—	179,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	272	1,470	1,842,131	417,808	—	2,261,681
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	417,076	—	417,076
State and municipal securities	166	1,891	302	2,847	—	5,206
Equity securities	—	—	—	—	6,748	6,748
Other investments	—	—	15,007	1,645	2,035	18,687
Total fair value	$18,309	123,400	1,871,722	1,019,192	8,783	3,041,406

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the years ended December 31, 2014, 2013 and 2012 are presented below. Other-than-temporary impairment charges of $88 thousand, $264 thousand, and $450 thousand respectively, are included in gross realized losses for the years ended December 31, 2014, 2013 and 2012. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

(in thousands)	2014	2013	2012
Proceeds from sales of investment securities available for sale	$20,815	407,718	1,139,558
Gross realized gains	$1,419	$3,822	$39,592
Gross realized losses	(88)	(877)	(450)
Investment securities gains, net	$1,331	2,945	39,142

Note 6 - Loans and Allowance for Loan Losses
Loans outstanding, by classification, at December 31, 2014 and 2013 are summarized below.

	December 31,
(in thousands)	2014	2013
Investment properties	$5,188,322	4,616,485
1-4 family properties	1,135,562	1,185,060
Land acquisition	577,424	705,431
Total commercial real estate	6,901,308	6,506,976
Commercial, financial and agricultural	6,226,034	5,895,265
Owner-occupied	4,066,979	4,036,186
Total commercial and industrial	10,293,013	9,931,451
Home equity lines	1,683,998	1,587,541
Consumer mortgages	1,694,061	1,519,068
Credit cards	253,649	256,846
Other retail loans	302,460	284,778
Total retail	3,934,168	3,648,233
Total loans	21,128,489	20,086,660
Deferred fees and costs, net	(30,790)	(28,862)
Total loans, net of deferred fees and costs	$21,097,699	20,057,798

A substantial portion of the loan portfolio is secured by real estate in markets located throughout Georgia, Alabama, Tennessee, South Carolina, and Florida. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in market conditions in these areas.

The following is a summary of current, accruing past due, and non-accrual loans by class as of December 31, 2014 and 2013.

Current, Accruing Past Due, and Non-accrual Loans
	December 31, 2014
( in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,165,751	1,851	—	1,851	20,720	5,188,322
1-4 family properties	1,106,866	4,067	432	4,499	24,197	1,135,562
Land acquisition	542,941	363	—	363	34,120	577,424
Total commercial real estate	6,815,558	6,281	432	6,713	79,037	6,901,308
Commercial, financial and agricultural	6,173,651	9,979	1,790	11,769	40,614	6,226,034
Owner-occupied	4,034,251	6,404	225	6,629	26,099	4,066,979
Total commercial and industrial	10,207,902	16,383	2,015	18,398	66,713	10,293,013
Home equity lines	1,659,869	6,992	703	7,695	16,434	1,683,998
Consumer mortgages	1,648,145	12,626	12	12,638	33,278	1,694,061
Credit cards	250,304	1,971	1,374	3,345	—	253,649
Other retail loans	297,703	2,361	101	2,462	2,295	302,460
Total retail	3,856,021	23,950	2,190	26,140	52,007	3,934,168
Total loans	$20,879,481	46,614	4,637	51,251	197,757	21,128,489	(1)

	December 31, 2013
( in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$4,546,439	3,552	40	3,592	66,454	4,616,485
1-4 family properties	1,144,447	6,267	527	6,794	33,819	1,185,060
Land acquisition	549,936	1,100	300	1,400	154,095	705,431
Total commercial real estate	6,240,822	10,919	867	11,786	254,368	6,506,976
Commercial, financial and agricultural	5,812,490	18,985	813	19,798	62,977	5,895,265
Owner-occupied	3,985,705	11,113	129	11,242	39,239	4,036,186
Total commercial and industrial	9,798,195	30,098	942	31,040	102,216	9,931,451
Home equity lines	1,564,578	4,919	136	5,055	17,908	1,587,541
Consumer mortgages	1,460,219	18,068	1,011	19,079	39,770	1,519,068
Credit cards	253,422	1,917	1,507	3,424	—	256,846
Other retail loans	280,524	2,190	26	2,216	2,038	284,778
Total retail	3,558,743	27,094	2,680	29,774	59,716	3,648,233
Total loans	$19,597,760	68,111	4,489	72,600	416,300	20,086,660	(2)

(1) Total before net deferred fees and costs of $30.8 million.
(2) Total before net deferred fees and costs of $28.9 million.
Non-accrual loans as of December 31, 2014 and 2013 were $197.8 million and $416.3 million, respectively. Interest income on non-accrual loans outstanding at December 31, 2014 and 2013 that would have been recorded if the loans had been current and performed in accordance with their original terms was $12.6 million and $27.7 million, respectively. Interest income recorded on these loans for the years ended December 31, 2014 and 2013 was $4.1 million and $5.8 million, respectively.
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

Loan Portfolio Credit Exposure by Risk Grade
	December 31, 2014
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$4,910,991	174,466	102,865	—	—		5,188,322
1-4 family properties	945,401	86,072	96,392	7,697	—		1,135,562
Land acquisition	462,822	52,026	61,846	730	—		577,424
Total commercial real estate	6,319,214	312,564	261,103	8,427	—		6,901,308
Commercial, financial and agricultural	5,947,156	145,779	123,480	9,539	80	(3)	6,226,034
Owner-occupied	3,809,515	95,647	161,045	327	445	(3)	4,066,979
Total commercial and industrial	9,756,671	241,426	284,525	9,866	525		10,293,013
Home equity lines	1,659,794	—	20,043	2,009	2,152	(3)	1,683,998
Consumer mortgages	1,653,491	—	37,656	2,654	260	(3)	1,694,061
Credit cards	252,275	—	495	—	879	(4)	253,649
Other retail loans	298,991	—	3,339	32	98	(3)	302,460
Total retail	3,864,551	—	61,533	4,695	3,389		3,934,168
Total loans	$19,940,436	553,990	607,161	22,988	3,914		21,128,489	(5)

	December 31, 2013
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$4,197,368	249,890	167,503	1,724	—		4,616,485
1-4 family properties	920,392	126,715	129,599	8,062	292	(3)	1,185,060
Land acquisition	422,054	94,316	186,514	2,547	—		705,431
Total commercial real estate	5,539,814	470,921	483,616	12,333	292		6,506,976
Commercial, financial and agricultural	5,451,369	224,620	208,422	10,764	90	(3)	5,895,265
Owner-occupied	3,714,400	155,097	164,560	2,129	—		4,036,186
Total commercial and industrial	9,165,769	379,717	372,982	12,893	90		9,931,451
Home equity lines	1,559,272	—	25,177	1,314	1,778	(3)	1,587,541
Consumer mortgages	1,475,928	—	40,368	2,485	287	(3)	1,519,068
Credit cards	255,339	—	541	—	966	(4)	256,846
Other retail loans	281,179	—	3,400	75	124	(3)	284,778
Total retail	3,571,718	—	69,486	3,874	3,155		3,648,233
Total loans	$18,277,301	850,638	926,084	29,100	3,537		20,086,660	(6)

(1)	Includes $170.9 million and $383.7 million of non-accrual substandard loans at December 31, 2014 and December 31, 2013, respectively.
(2) These loans are on non-accrual status. Commercial loans generally have an allowance for loan losses in accordance with ASC 310 and retail loans generally have an allowance for loan losses equal to 50% of the loan amount.
(3) These loans are on non-accrual status and have an allowance for loan losses equal to the full loan amount.
(4) Represent amounts that were 120 days past due. These credits are downgraded to the Loss category with an allowance for loan losses equal to the full loan amount and are generally charged off upon reaching 181 days past due in accordance with the FFIEC Uniform Retail Credit Classification and Account Management Policy.
(5) Total before net deferred fees and costs of $30.8 million.
(6) Total before net deferred fees and costs of $28.9 million.

The following table details the change in the allowance for loan losses by loan segment for the years ended December 31, 2014, 2013 and 2012.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Year Ended December 31, 2014
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$127,646	115,435	41,479	23,000	307,560
Allowance for loan losses of sold loans	(281)	(398)	(340)	—	(1,019)
Charge-offs	(49,716)	(38,941)	(24,881)	—	(113,538)
Recoveries	11,787	14,628	8,068	—	34,483
Provision for loan losses	12,035	27,386	17,410	(23,000)	33,831
Ending balance	$101,471	118,110	41,736	—	261,317
Ending balance: individually evaluated for impairment	21,755	10,451	1,270	—	33,476
Ending balance: collectively evaluated for impairment	$79,716	107,659	40,466	—	227,841
Loans
Ending balance: total loans (1)	$6,901,308	10,293,013	3,934,168	—	21,128,489
Ending balance: individually evaluated for impairment	251,536	146,026	44,586	—	442,148
Ending balance: collectively evaluated for impairment	$6,649,772	10,146,987	3,889,582	—	20,686,341

	As Of and For The Year Ended December 31, 2013
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$167,926	138,495	38,984	28,000	373,405
Charge-offs	(87,031)	(58,936)	(33,986)	—	(179,953)
Recoveries	17,068	19,918	7,524	—	44,510
Provision for loan losses	29,683	15,958	28,957	(5,000)	69,598
Ending balance	$127,646	115,435	41,479	23,000	307,560
Ending balance: individually evaluated for impairment	46,787	20,018	1,192	—	67,997
Ending balance: collectively evaluated for impairment	$80,859	$95,417	$40,287	$23,000	239,563
Loans
Ending balance: total loans(2)	$6,506,976	9,931,451	3,648,233	—	20,086,660
Ending balance: individually evaluated for impairment	538,730	242,862	54,962	—	836,554
Ending balance: collectively evaluated for impairment	$5,968,246	9,688,589	3,593,271	—	19,250,106

	As Of and For The Year Ended December 31, 2012
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$249,094	187,409	51,993	47,998	536,494
Charge-offs	(316,699)	(184,811)	(55,265)	—	(556,775)
Recoveries	36,576	27,745	8,996	—	73,317
Provision for loan losses	198,955	108,152	33,260	(19,998)	320,369
Ending balance	$167,926	138,495	38,984	28,000	373,405
Ending balance: individually evaluated for impairment	58,948	24,678	1,149	—	84,775
Ending balance: collectively evaluated for impairment	$108,978	113,817	37,835	28,000	288,630
Loans
Ending balance: total loans(3)	$6,497,864	9,569,451	3,494,748	—	19,562,063
Ending balance: individually evaluated for impairment	685,078	313,876	63,566	—	1,062,520
Ending balance: collectively evaluated for impairment	$5,812,786	9,255,575	3,431,182	—	18,499,543

(1) Total before net deferred fees and costs of $30.8 million.
(2) Total before net deferred fees and costs of $28.9 million.
(3) Total before net deferred fees and costs of $20.4 million.

Below is a detailed summary of impaired loans (including accruing TDRs) by class as of December 31, 2014 and 2013.

Impaired Loans (including accruing TDRs)	December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$15,368	20,237	—	25,311	—
1-4 family properties	2,981	10,520	—	5,441	—
Land acquisition	21,504	61,843	—	29,954	—
Total commercial real estate	39,853	92,600	—	60,706	—
Commercial, financial and agricultural	7,391	11,193	—	8,984	—
Owner-occupied	17,017	19,612	—	19,548	—
Total commercial and industrial	24,408	30,805	—	28,532	—
Home equity lines	—	—	—	—	—
Consumer mortgages	995	2,065	—	1,352	—
Credit cards	—	—	—	—	—
Other retail loans	—	—	—	—	—
Total retail	995	2,065	—	1,352	—
Total	65,256	125,470	—	90,590	—
With allowance recorded
Investment properties	81,758	83,963	5,413	129,289	3,690
1-4 family properties	80,625	81,357	11,442	94,773	2,645
Land acquisition	49,300	49,483	4,900	89,195	1,689
Total commercial real estate	211,683	214,803	21,755	313,257	8,024
Commercial, financial and agricultural	59,035	59,041	7,597	91,221	2,392
Owner-occupied	62,583	62,601	2,854	78,950	2,610
Total commercial and industrial	121,618	121,642	10,451	170,171	5,002
Home equity lines	4,848	4,848	129	3,604	1,405
Consumer mortgages	33,450	33,450	1,040	39,427	115
Credit cards	—	—	—	—	—
Other retail loans	5,293	5,293	101	4,997	315
Total retail	43,591	43,591	1,270	48,028	1,835
Total	376,892	380,036	33,476	531,456	14,861
Total
Investment properties	97,126	104,200	5,413	154,600	3,690
1-4 family properties	83,606	91,877	11,442	100,214	2,645
Land acquisition	70,804	111,326	4,900	119,149	1,689
Total commercial real estate	251,536	307,403	21,755	373,963	8,024
Commercial, financial and agricultural	66,426	70,234	7,597	100,205	2,392
Owner-occupied	79,600	82,213	2,854	98,498	2,610
Total commercial and industrial	146,026	152,447	10,451	198,703	5,002
Home equity lines	4,848	4,848	129	3,604	1,405
Consumer mortgages	34,445	35,515	1,040	40,779	115
Credit cards	—	—	—	—	—
Other retail loans	5,293	5,293	101	4,997	315
Total retail	44,586	45,656	1,270	49,380	1,835
Total impaired loans	$442,148	505,506	33,476	622,046	14,861

	December 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$14,218	15,820	—	18,046	—
1-4 family properties	9,679	29,741	—	23,879	—
Land acquisition	30,595	78,470	—	41,007	—
Total commercial real estate	54,492	124,031	—	82,932	—
Commercial, financial and agricultural	13,490	22,312	—	15,355	—
Owner-occupied	24,839	32,626	—	22,472	—
Total commercial and industrial	38,329	54,938	—	37,827	—
Home equity lines	—	—	—	33	—
Consumer mortgages	1,180	2,840	—	1,487	—
Credit cards	—	—	—	—	—
Other retail loans	—	—	—	4	—
Total retail	1,180	2,840	—	1,524	—
Total	94,001	181,809	—	122,283	—
With allowance recorded
Investment properties	186,058	193,765	8,863	227,073	5,062
1-4 family properties	115,151	117,498	11,135	115,629	3,464
Land acquisition	183,029	202,048	26,789	191,807	2,931
Total commercial real estate	484,238	513,311	46,787	534,509	11,457
Commercial, financial and agricultural	115,532	120,290	15,559	128,680	3,630
Owner-occupied	89,001	94,869	4,459	107,949	3,656
Total commercial and industrial	204,533	215,159	20,018	236,629	7,286
Home equity lines	2,750	2,750	116	4,668	176
Consumer mortgages	44,019	44,019	967	48,674	1,910
Credit cards	—	—	—	—	—
Other retail loans	7,013	7,013	109	5,555	285
Total retail	53,782	53,782	1,192	58,897	2,371
Total	742,553	782,252	67,997	830,035	21,114
Total
Investment properties	200,276	209,585	8,863	245,119	5,062
1-4 family properties	124,830	147,239	11,135	139,508	3,464
Land acquisition	213,624	280,518	26,789	232,814	2,931
Total commercial real estate	538,730	637,342	46,787	617,441	11,457
Commercial, financial and agricultural	129,022	142,602	15,559	144,035	3,630
Owner-occupied	113,840	127,495	4,459	130,421	3,656
Total commercial and industrial	242,862	270,097	20,018	274,456	7,286
Home equity lines	2,750	2,750	116	4,701	176
Consumer mortgages	45,199	46,859	967	50,161	1,910
Credit cards	—	—	—	—	—
Other retail loans	7,013	7,013	109	5,559	285
Total retail	54,962	56,622	1,192	60,421	2,371
Total impaired loans	$836,554	964,061	67,997	952,318	21,114

The average recorded investment in impaired loans was $1.19 billion for the year ended December 31, 2012. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the years ended December 31, 2014 , 2013, and 2012. Interest income recognized for accruing TDRs was $22.9 million for the year ended December 31, 2012. At December 31, 2014, 2013, and 2012, all impaired loans, other than $348.4 million, $556.4 million, and $673.4 million, respectively, of accruing TDRs, were on nonaccrual status.

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
The following tables represent the post-modification balance, shown by type of concession, for loans modified or renewed during the years ended December 31, 2014 and 2013 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Year Ended December 31, 2014
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	15	$—	8,423	5,813	14,236
1-4 family properties	68	—	6,611	6,492	13,103
Land acquisition	16	2,338	4,783	2,688	9,809
Total commercial real estate	99	2,338	19,817	14,993	37,148
Commercial, financial and agricultural	89	60	10,066	21,141	31,267
Owner-occupied	18	—	23,404	14,862	38,266
Total commercial and industrial	107	60	33,470	36,003	69,533
Home equity lines	20	—	2,335	451	2,786
Consumer mortgages	19	—	2,735	867	3,602
Credit cards	—	—	—	—	—
Other retail loans	27	—	663	566	1,229
Total retail	66	—	5,733	1,884	7,617
Total loans	272	$2,398	59,020	52,880	114,298	(1)

(1) As a result of these loans being reported as TDRs, there were net charge-offs of $163 thousand recorded during 2014.

TDRs by Concession Type
	Year Ended December 31, 2013
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	48	$19,993	121,422	4,372	145,787
1-4 family properties	132	424	37,180	9,661	47,265
Land acquisition	28	74	113,726	10,175	123,975
Total commercial real estate	208	20,491	272,328	24,208	317,027
Commercial, financial and agricultural	111	2,283	23,274	21,541	47,098
Owner-occupied	57	—	29,507	24,208	53,715
Total commercial and industrial	168	2,283	52,781	45,749	100,813
Home equity lines	1	—	—	80	80
Consumer mortgages	141	—	11,513	4,196	15,709
Credit cards	—	—	—	—	—
Other retail loans	65	—	1,118	1,598	2,716
Total retail	207	—	12,631	5,874	18,505
Total loans	583	$22,774	337,740	75,831	436,345	(1)

(1) As a result of these loans being reported as TDRs, there were net charge-offs of approximately $4 million recorded during 2013.

The following table presents TDRs that defaulted in the years indicated and which were modified or renewed in a TDR within 12 months of the default date:

Troubled Debt Restructurings Entered Into That Subsequently Defaulted(1) During
	Year Ended December 31, 2014		Year Ended December 31, 2013
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Investment properties	1	$186	3	$4,722
1-4 family properties	3	1,018	10	12,576
Land acquisition	1	428	1	125
Total commercial real estate	5	1,632	14	17,423
Commercial, financial and agricultural	6	1,779	5	796
Owner-occupied	—	—	3	928
Total commercial and industrial	6	1,779	8	1,724
Home equity lines	—	—	1	98
Consumer mortgages	3	206	18	1,496
Credit cards	—	—	—	—
Other retail loans	1	6	1	195
Total retail	4	212	20	1,789
Total loans	15	$3,623	42	$20,936

(1) Defaulted is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments.
If at the time that a loan was designated as a TDR the loan was not already impaired, the measurement of impairment resulting from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35, Accounting By Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5, ASC 450-20, and No. 15, ASC 310-40. Generally, the change in the allowance for loan losses resulting from such a TDR is not significant. At December 31, 2014, the allowance for loan losses allocated to accruing TDRs totaling $348.4 million was $21.0 million compared to accruing TDR's of $556.4 million with a related allowance for loan losses of $27.7 million at December 31, 2013. Nonaccrual non-homogeneous loans (commercial-type impaired loan relationships greater than $1 million) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation.
In the ordinary course of business, Synovus Bank has made loans to certain Synovus and Synovus Bank executive officers and directors (including their associates and affiliates). Management believes that such loans are made on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unaffiliated customers.
The following is a summary of such loans and the activity in these loans for the year ended December 31, 2014.

(in thousands)
Balance at December 31, 2013	$58,285
New loans	56,807
Repayments	(40,971)
Loans charged-off	—
Balance at December 31, 2014	$74,121

At December 31, 2014, there were no loans to executive officers and directors that were classified as nonaccrual, greater than 90 days past due and still accruing, or potential problem loans.

Note 7 - Other Comprehensive Income (Loss)
The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component, and is shown for the years ended December 31, 2014, 2013, and 2012.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities Available for Sale	Post-Retirement Unfunded Health Benefit	Total
Balance at December 31, 2011	$(12,524)	33,617	—	21,093
Other comprehensive income before reclassifications	—	7,566	395	7,961
Amounts reclassified from accumulated other comprehensive income (loss)	(849)	(24,072)	(32)	(24,953)
Net current period other comprehensive income (loss)	(849)	(16,506)	363	(16,992)
Balance at December 31, 2012	$(13,373)	17,111	363	4,101
Other comprehensive income (loss) before reclassifications	—	(44,236)	519	(43,717)
Amounts reclassified from accumulated other comprehensive income (loss)	274	(1,811)	(105)	(1,642)
Net current period other comprehensive income (loss)	274	(46,047)	414	(45,359)
Balance at December 31, 2013	$(13,099)	(28,936)	777	(41,258)
Other comprehensive income before reclassifications	—	29,041	243	29,284
Amounts reclassified from accumulated other comprehensive income (loss)	275	(818)	(88)	(631)
Net current period other comprehensive income	275	28,223	155	28,653
Balance at December 31, 2014	$(12,824)	$(713)	$932	$(12,605)

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). During the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative instruments, equity securities, and debt securities as a single portfolio. As of December 31, 2014, the ending balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to the previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

The following table illustrates activity within the reclassifications out of accumulated other comprehensive income (loss), for the years ended December 31, 2014 and 2013.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	For the Years Ended December 31,
	2014	2013
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(448)	(447)	Interest expense
	173	173	Income tax (expense) benefit
	$(275)	(274)	Reclassifications, net of income taxes
Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$1,331	2,945	Investment securities gains, net
	(513)	(1,134)	Income tax (expense) benefit
	$818	1,811	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$144	170	Salaries and other personnel expense
	(56)	(65)	Income tax (expense) benefit
	$88	105	Reclassifications, net of income taxes

Note 8 - Goodwill and Other Intangible Assets
At December 31, 2014 and 2013, the net carrying value of goodwill, net of accumulated impairment losses, was $24.4 million. Synovus assesses goodwill for impairment at the reporting unit level on an annual basis and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Synovus performs its annual goodwill impairment testing as of June 30th of each year. At June 30, 2014, Synovus completed its annual goodwill impairment evaluation, and as a result of this evaluation, concluded that goodwill at the trust services reporting unit was not impaired. The estimated fair value of the reporting unit was $134.1 million, which exceeded the carrying value of $76.6 million by $57.5 million, or 75%.
At December 31, 2014 and 2013, other intangibles, net of accumulated amortization, had a carrying value of $1.3 million and $3.4 million, respectively. Aggregate other intangible assets amortization expense for the years ended December 31, 2014, 2013, and 2012 was $883 thousand, $1.7 million, and $3.4 million, respectively. Aggregate estimated amortization expense over the next five years is: $735 thousand in 2015, $234 thousand in 2016, $10 thousand in 2017, $10 thousand in 2018, and $10 thousand in 2019.
Note 9 - Other Real Estate
The carrying value of ORE was $85.5 million and $112.6 million at December 31, 2014 and 2013, respectively. During the years ended December 31, 2014, 2013 and 2012, $58.6 million, $88.7 million, and $155.8 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value. During the years ended December 31, 2014, 2013, and 2012, Synovus recognized foreclosed real estate expense, net, of $25.3 million, $33.9 million, and $90.7 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $22.1 million, $25.5 million, and $73.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Note 10 - Other Assets
Significant balances included in other assets at December 31, 2014 and 2013 are presented below.

(in thousands)	2014	2013
Cash surrender value of bank-owned life insurance	$286,109	278,863
Accrued interest receivable	64,058	63,959
Accounts receivable	23,461	34,347
FHLB and FRB stock	78,065	77,487
Private equity investments	28,363	29,361
Prepaid expenses	33,198	28,990
Derivative asset positions	32,117	40,004
Other properties held for sale	12,227	9,451
Miscellaneous other assets	55,674	57,329
Total other assets	$613,272	619,791

Synovus’ investment in company-owned life insurance programs was approximately $286.1 million and $278.9 million at December 31, 2014 and December 31, 2013, respectively, which included approximately $31.5 million and $31.2 million of separate account life insurance policies covered by stable value agreements. At December 31, 2014, the fair value of the investments underlying the separate account policies was within the coverage provided by the stable value agreements.
Synovus held stock in the FHLB of Atlanta totaling $76.9 million at December 31, 2014 and December 31, 2013. Synovus also held stock in the Federal Reserve Bank totaling $1.2 million and $546 thousand at December 31, 2014 and December 31, 2013, respectively. The FHLB and Federal Reserve Bank stock are recorded at amortized cost, which approximates fair value. In order to become a member of the Federal Reserve System, regulations require that Synovus hold a certain amount of Federal Reserve Bank capital stock. Additionally, investment in FHLB stock is required for membership in the FHLB system and in relation to the level of FHLB outstanding borrowings.

Note 11 - Deposits
A summary of interest bearing deposits at December 31, 2014 and 2013 is presented below.

(in thousands)	2014	2013
Interest bearing demand deposits	$3,884,469	3,969,634
Money market accounts, excluding brokered deposits	5,971,629	6,069,548
Savings accounts	636,782	602,655
Time deposits, excluding brokered deposits	3,167,950	3,498,200
Brokered deposits	1,642,398	1,094,002
Total interest bearing deposits	$15,303,228	15,234,039

The aggregate amount of time deposits of $100,000 or more was $3.31 billion at December 31, 2014 and $2.91 billion at December 31, 2013.
The following table presents contractual maturities of all time deposits at December 31, 2014.

(in thousands)
Maturing within one year	$3,131,883
Between 1 — 2 years	885,211
2 — 3 years	361,123
3 — 4 years	154,536
4 — 5 years	70,558
Thereafter	20,196
$4,623,507

On January 17, 2014, Synovus Bank completed a transaction in which substantially all of the deposits associated with the Memphis, Tennessee operations of Trust One Bank, a division of Synovus Bank, were sold to IBERIABANK. Synovus sold $191.3 million in deposits. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 2 - Disposition/Acquisition" of this Report for additional information.

Note 12 - Long-term Debt and Short-term Borrowings
Long-term debt at December 31, 2014 and 2013 is presented in the following table.

(in thousands)	2014	2013
Parent Company:
5.125% subordinated notes, due June 15, 2017, with semi-annual interest payments and principal to be paid at maturity	$450,000	450,000
7.875% senior notes, due February 15, 2019, $300 million par value with semi-annual interest payments and principal to be paid at maturity (1)	295,659	294,606
LIBOR + 1.80% debentures, due April 19, 2035 with quarterly interest payments and principal to be paid at maturity (rate of 2.04% at December 31, 2014 and December 31, 2013)	10,000	10,000
Hedge-related basis adjustment(2)	7,607	10,701
Total long-term debt — Parent Company	763,266	765,307
Synovus Bank:
FHLB advances with interest and principal payments due at various maturity dates through 2019 and interest rates ranging from 0.21% to 4.66% at December 31, 2014 (weighted average interest rate of 0.54% and 0.64% at December 31, 2014 and 2013, respectively)	1,375,271	1,265,354
Other notes payable and capital leases with interest and principal payments due at various maturity dates through 2031 (weighted average interest rate of 1.59% and 2.49% at December 31, 2014 and 2013, respectively)	1,782	2,480
Total long-term debt — Synovus Bank	1,377,053	1,267,834
Total long-term debt	$2,140,319	2,033,141

(1) Balance is net of capitalized debt issuance costs and discount
(2) Unamortized balance of terminated interest rate swaps reflected in debt for financial reporting purposes.
The provisions of the indentures governing Synovus’ long-term debt contain certain restrictions within specified limits on mergers, sales of all or substantially all of Synovus' assets and limitations on sales and issuances of voting stock of subsidiaries and Synovus’ ability to pay dividends on its capital stock if there is an event of default under the applicable indenture. As of December 31, 2014 and 2013, Synovus and its subsidiaries were in compliance with the covenants in these agreements.
The FHLB advances are secured by certain loans receivable with a recorded balance of $3.07 billion at December 31, 2014 and $3.36 billion at December 31, 2013.
Contractual annual principal payments on long-term debt for the next five years and thereafter are shown on the following table.

(in thousands)	Parent Company	Synovus Bank	Total
2015	$—	190,151	190,151
2016	—	585,161	585,161
2017	450,000	250,170	700,170
2018	—	250,110	250,110
2019	300,000	100,090	400,090
Thereafter	10,000	1,371	11,371
Total	$760,000	$1,377,053	2,137,053

The following table sets forth certain information regarding federal funds purchased and other securities sold under repurchase agreements.

(dollars in thousands)	2014	2013	2012
Total balance at December 31,	$126,916	148,132	201,243
Weighted average interest rate at December 31,	0.08%	0.13	0.16
Maximum month end balance during the year	$247,170	244,048	398,853
Average amount outstanding during the year	198,085	208,267	320,338
Weighted average interest rate during the year	0.11%	0.16	0.19

Note 13 - Shareholders' Equity
The following table shows the changes in preferred and common stock issued and common stock held as treasury shares for the three years ended December 31, 2014.

(shares in thousands)	Series A Preferred Stock Issued	Series C Preferred Stock Issued	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at December 31, 2011	968	—	112,999	813	112,186
Restricted share unit activity	—	—	183	—	183
Balance at December 31, 2012	968	—	113,182	813	112,369
Settlement of prepaid common stock purchase contracts	—	—	17,550	—	17,550
Issuance of common stock	—	—	8,553	—	8,553
Restricted share unit activity	—	—	374	—	374
Stock options exercised	—	—	62	—	62
Issuance of Series C Preferred Stock	—	5,200	—	—	—
Redemption of Series A Preferred Stock	(968)	—	—	—	—
Balance at December 31, 2013	—	5,200	139,721	813	138,908
Restricted share unit activity	—	—	52	—	52
Stock options exercised	—	—	177	—	177
Repurchase of common stock	—	—	—	3,014	(3,014)
Balance at December 31, 2014	—	5,200	139,950	3,827	136,123

Repurchase of common stock
On October 21, 2014, Synovus announced a $250 million share repurchase program, which will expire on October 23, 2015. During October 2014, Synovus entered into an accelerated share repurchase (ASR) agreement to purchase $75.0 million of Synovus common stock, under the share repurchase program. As of December 31, 2014, Synovus had repurchased 2,510,460 shares under the ASR agreement. During January 2015, Synovus repurchased 391,612 shares upon completion of the ASR agreement. Additionally, during the fourth quarter of 2014, Synovus repurchased $13.1 million or 503,769 shares of common stock through open market transactions under the share repurchase program. Shareholders' equity, as of December 31, 2014, includes a total reduction of $88.1 million with $73.6 million recorded to treasury stock for completed share repurchases and $14.5 million recorded to additional paid-in capital for the value of shares held back by the counterparty pending final settlement of the ASR agreement.
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
Additionally, on April 24, 2014, Synovus’ shareholders also approved an amendment to Synovus’ articles of incorporation to increase the number of authorized shares of Synovus’ common stock from 1.2 billion shares to 2.4 billion shares. Synovus effected the increase in the number of authorized shares on April 24, 2014. Upon the reverse stock split effective date, the number of Synovus’ authorized shares of common stock was proportionately reduced from 2.4 billion shares to 342.9 million shares.
2013 Significant Transactions
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
On May 15, 2013, all outstanding prepaid common stock purchase contracts from Synovus' May 4, 2010 public offering of 13,800,000 tMEDS automatically settled which resulted in the issuance of 17,549,744 shares of common stock. Upon settlement, an amount equal to $1.00 per common share issued was reclassified from additional paid-in capital to common stock.
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
As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. The capital measures used by the federal banking regulators include the total risk-based capital ratio, the Tier 1 risk-based capital ratio, and the leverage ratio. Synovus Bank is a state-chartered bank under the regulations of the GA DBF. Under applicable regulations, Synovus Bank is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. However, even if Synovus Bank satisfies all applicable quantitative criteria to be considered well-capitalized, the regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. At December 31, 2014, Synovus' capital ratios were well above current regulatory requirements and Synovus Bank's capital levels exceeded well-capitalized requirements.
During 2013, the Federal Reserve released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The FDIC and OCC also approved the final rule during 2013. The rule applies to all banking organizations that are currently subject to regulatory capital requirements as well as certain savings and loan holding companies. The rule strengthens the definition of regulatory capital, increases risk-based capital requirements, and makes selected changes to the calculation of risk-weighted assets. The rule becomes effective January 1, 2015, for Synovus and most banking organizations, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Under the final rules, the minimum capital requirements will be a common equity Tier 1 (CET1) ratio of 4.5%; Tier 1 capital ratio of 6%; Total capital ratio of 8%; and leverage ratio of 4%. When fully phased-in on January 1, 2019, the new rules include a capital conservation buffer of 2.5% that is added on top of the minimum risk-based capital ratios. Additionally, the new rules also revise the "prompt corrective action" regulations pursuant to Section 38 of the Federal Deposit Insurance Act, with the following requirements for well-capitalized status: Common equity Tier 1 (CET1) ratio of 6.5%; Tier 1 capital ratio of 8% (as compared to the current 6%); Total capital ratio of 10%; and leverage ratio of 5%.
Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements.

The following table summarizes regulatory capital information at December 31, 2014 and 2013 on a consolidated basis and for Synovus’ significant subsidiary, defined as any direct subsidiary with assets or net income levels exceeding 10% of the consolidated totals.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Synovus Financial Corp.
Tier 1 capital	$2,543,625	2,351,493	1,051,909	1,030,420	n/a	n/a
Total risk-based capital	2,987,406	2,900,865	1,874,516	1,785,287	n/a	n/a
Tier 1 risk-based capital ratio	10.86%	10.54	4.00	4.00	n/a	n/a
Total risk-based capital ratio	12.75	13.00	8.00	8.00	n/a	n/a
Leverage ratio	9.67	9.13	4.00	4.00	n/a	n/a
Synovus Bank
Tier 1 capital	$2,988,189	2,806,197	1,049,257	1,026,057	1,405,071	1,335,572
Total risk-based capital	3,251,836	3,084,756	1,873,428	1,780,763	2,341,785	2,225,954
Tier 1 risk-based capital ratio	12.76%	12.61	4.00	4.00	6.00	6.00
Total risk-based capital ratio	13.89	13.86	8.00	8.00	10.00	10.00
Leverage ratio	11.39	10.94	4.00	4.00	5.00	5.00

(1) The prompt corrective action provisions are applicable at the bank level only.
Note 15 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the years ended December 31, 2014, 2013, and 2012.

	Years Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Net income	$195,249	159,383	830,209
Dividends and accretion of discount on preferred stock	10,238	40,830	58,703
Net income available to common shareholders	$185,011	118,553	771,506
Weighted average common shares outstanding, basic	138,495	127,495	112,352
Potentially dilutive shares from assumed exercise of securities or other contracts to purchase common stock	659	6,731	17,663
Weighted average common shares outstanding, diluted	139,154	134,226	130,015
Net income per common share, basic	$1.34	0.93	6.87
Net income per common share, diluted	$1.33	0.88	5.93

For the years ended December 31, 2014, 2013, and 2012, there were 3.3 million, 3.8 million, and 4.7 million potentially dilutive shares, respectively, related to common stock options and Warrants to purchase shares of common stock that were outstanding during 2014, 2013, and 2012, respectively, but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.
Note 16 - Fair Value Accounting
Synovus carries various assets and liabilities at fair value based on the fair value accounting guidance under ASC 820, Fair Value Measurements, and ASC 825, Financial Instruments. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
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

Level 1
Quoted prices (unadjusted) in active markets for identical assets and liabilities for the instrument or security to be valued. Level 1 assets include marketable equity securities, U.S. Treasury securities, and mutual funds.

Level 2
Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or model-based valuation techniques for which all significant assumptions are derived principally from or corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined by using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. U.S. Government sponsored agency securities, mortgage-backed securities issued by U.S. Government sponsored enterprises and agencies, obligations of states and municipalities, collateralized mortgage obligations issued by U.S. Government sponsored enterprises, and mortgage loans held for sale are generally included in this category. Certain private equity investments that invest in publicly traded companies are also considered Level 2 assets.

Level 3
Unobservable inputs that are supported by little, if any, market activity for the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow models and similar techniques, and may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability. These methods of valuation may result in a significant portion of the fair value being derived from unobservable assumptions that reflect Synovus' own estimates for assumptions that market participants would use in pricing the asset or liability. This category primarily consists of collateral-dependent impaired loans, other real estate, certain equity investments, and private equity investments.

Fair Value Option
Synovus has elected the fair value option for mortgage loans held for sale primarily to ease the operational burdens required to maintain hedge accounting for these loans. Synovus is still able to achieve effective economic hedges on mortgage loans held for sale without the time and expense needed to manage a hedge accounting program.
Valuation Methodology by Product
Following is a description of the valuation methodologies used for the major categories of financial assets and liabilities measured at fair value.

Trading Account Assets and Investment Securities Available for Sale
The fair values of trading securities and investment securities available for sale are primarily based on actively traded markets where prices are based on either quoted market prices or observed transactions. Management employs independent third-party pricing services to provide fair value estimates for Synovus' investment securities available for sale and trading securities. Fair values for fixed income investment securities are typically determined based upon quoted market prices, broker/dealer quotations for identical or similar securities, and/or inputs that are observable in the market, either directly or indirectly, for substantially similar securities. Level 1 securities are typically exchange quoted prices and include financial instruments such as U.S. Treasury securities, marketable equity securities, and mutual fund investments. Level 2 securities are typically matrix priced by the third-party pricing service to calculate the fair value. Such fair value measurements consider observable data such as relevant broker/dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. The types of securities classified as Level 2 within the valuation hierarchy primarily consist of collateralized mortgage obligations, mortgage-backed securities, debt securities of U.S. Government sponsored enterprises and agencies, corporate debt, and state and municipal securities.
When there is limited activity or less transparency around inputs to valuation, Synovus develops valuations based on assumptions that are not readily observable in the marketplace; these securities are classified as Level 3 within the valuation hierarchy. The majority of the balance of Level 3 investment securities available for sale consists primarily of trust preferred securities issued by financial institutions. Synovus also carries non-marketable common equity securities within this category. Synovus accounts for the non-marketable common equity securities in accordance with ASC 325-20, Investments-Other-Cost Method Investments, which requires these investments to be carried at cost. To determine the fair value of the trust preferred securities, management uses a measurement technique to reflect one that utilizes credit spreads and/or credit indices available from a third-party pricing service.  In addition, for each trust preferred security, management projects non-credit adjusted cash flows, and discounts those cash flows to net present value incorporating a relevant credit spread in the discount rate.  Other inputs to calculating fair value include potential discounts for lack of marketability.
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
Mortgage Loans Held for Sale
Synovus elected to apply the fair value option for mortgage loans originated with the intent to sell to investors. When loans are not committed to an investor at a set price, fair value is derived from a hypothetical bulk sale model used to estimate the exit price of the loans in a loan sale. The bid pricing convention is used for loan pricing for similar assets. The valuation model is based upon forward settlements of a pool of loans of similar coupon, maturity, product, and credit attributes. The inputs to the model are continuously updated with available market and historical data. As the loans are sold in the secondary market and primarily used as collateral for securitizations, the valuation model represents the highest and best use of the loans in Synovus’ principal market. Mortgage loans held for sale are classified within Level 2 of the valuation hierarchy.
Private Equity Investments
Private equity investments consist primarily of equity method investments in venture capital funds, which are classified as Level 3 within the valuation hierarchy. The valuation of these investments requires significant judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such investments. Based on these factors, the ultimate realizable value of these investments could differ significantly from the value reflected in the accompanying audited consolidated financial statements. For ownerships in publicly traded companies held in the funds, valuation is based on the closing market price at the balance sheet date, with such investments being classified as Level 1 or 2 within the valuation hierarchy. The valuation of marketable securities that have trading restrictions is discounted until the securities can be freely traded. The private equity investments in which Synovus holds a limited partnership interest consist of funds that invest in privately held companies. For privately held companies in the funds, the general partner estimates the fair value of the company in accordance with GAAP, as clarified by ASC 820, and guidance specific to investment companies. The estimated fair value of the company is the estimated fair value as an exit price the fund would receive if it were to sell the company in the marketplace. The fair value of the fund's underlying investments is estimated through the use of valuation models such as option pricing or a discounted cash flow model. Valuation factors, such as a company's operational performance against budget or milestones, last price paid by investors, with consideration given on whether financing is provided by insiders or unrelated new investors, public market comparables, liquidity of the market, industry and economic trends, and changes in management or key personnel, are used in the determination of fair value.

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
Mutual Funds Held in Rabbi Trusts
Mutual funds held in rabbi trusts primarily invest in equity and fixed income securities. Shares of mutual funds are valued based on quoted market prices, and are therefore classified within Level 1 of the fair value hierarchy.
Salary Stock Units
Salary stock units represent fully vested stock awards that have been granted to certain key employees of Synovus. The salary stock units are classified as liabilities and are settled in cash, as determined by the average closing common stock price on the 20 trading days preceding the date of settlement and the number of salary stock units being settled. Accordingly, salary stock units are classified as Level 1 within the fair value hierarchy.
Derivative Assets and Liabilities
As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk. With the exception of one derivative contract discussed herein, Synovus' derivative financial instruments are all Level 2 financial instruments. The majority of derivatives entered into by Synovus are executed over-the-counter and consist of interest rate swaps. The fair values of these derivative instruments are determined based on an internally developed model that uses readily observable market data, as quoted market prices are not available for these instruments. The valuation models and inputs depend on the type of derivative and the nature of the underlying instrument, and include interest rates, prices and indices to generate continuous yield or pricing curves, volatility factors, and customer credit related adjustments. The principal techniques used to model the value of these instruments are an income approach, discounted cash flows, and Black-Scholes or binomial pricing models. The sale of TBA mortgage-backed securities for current month delivery or in the future and the purchase of option contracts of similar duration are derivatives utilized by Synovus, and are valued by obtaining prices directly from dealers in the form of quotes for identical securities or options using a bid pricing convention with a spread between bid and offer quotations. Interest rate swaps, floors, caps and collars, and TBA mortgage-backed securities are classified as Level 2 within the valuation hierarchy.
Synovus enters into interest rate lock commitments related to expected funding of residential mortgage loans at specified times in the future. Interest rate lock commitments that relate to the origination of mortgage loans that will be held-for-sale are considered derivative instruments under applicable accounting guidance. As such, Synovus records its interest rate lock commitments and forward loan sales commitments at fair value, determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, Synovus enters into contractual interest rate lock commitments to extend credit at a fixed interest rate and with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within the established time frames. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to borrowers, Synovus enters into best efforts forward sales contracts with third-party investors. The forward sales contracts lock in a price for the sale of loans similar to the specific interest rate lock commitments. Both the interest rate lock commitments to the borrowers and the forward sales contracts to the investors are derivatives, and accordingly, are marked to fair value through earnings. In estimating the fair value of an interest rate lock commitment, Synovus assigns a probability to the interest rate lock commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the interest rate lock commitment is derived from the fair value of related mortgage loans, which is based on observable market data and includes the expected net future cash flows related to servicing of the loans. The fair value of the interest rate lock commitment is also derived from inputs that include guarantee fees negotiated with the agencies and private investors, buy-up and buy-down values provided by the agencies and private investors, and interest rate spreads for the difference between retail and wholesale mortgage rates. Management also applies fall-out ratio assumptions to the interest rate lock commitments in anticipation of those mortgage loans which will not close. The fall-out ratio assumptions are based on Synovus' historical experience, conversion ratios for similar loan commitments, and market conditions. While fall-out tendencies are not exact predictions of which loans will or will not close, historical performance review of loan-level data provides the basis for determining the appropriate hedge ratios. In addition, on a periodic basis, Synovus performs analyses of actual rate lock fall-out experience to determine the sensitivity of the mortgage pipeline to interest rate changes from the date of the commitment through loan origination. The expected fall-out ratios (or conversely the "pull-through" percentages) are applied to the determined fair value of the mortgage pipeline. Changes to the fair value of interest rate lock commitments are recognized based on interest rate changes, changes in the probability that the commitment will be exercised, and the passage of time. The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. These instruments are classified as Level 2 within the valuation hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of December 31, 2014 and 2013, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments. Transfers between levels for the years ended December 31, 2014 and 2013 were inconsequential.

	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	145	—	145
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	2,449	—	2,449
State and municipal securities	—	1,976	—	1,976
All other mortgage-backed securities	—	2,483	—	2,483
Other investments	—	6,810	—	6,810
Total trading securities	—	13,863	—	13,863
Mortgage loans held for sale	—	63,328	—	63,328
Investment securities available for sale:
U.S. Treasury securities	42,826	—	—	42,826
U.S. Government agency securities	—	27,324	—	27,324
Securities issued by U.S. Government sponsored enterprises	—	82,042	—	82,042
Mortgage-backed securities issued by U.S. Government agencies	—	179,816	—	179,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,261,681	—	2,261,681
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	417,076	—	417,076
State and municipal securities	—	5,206	—	5,206
Equity securities	6,748	—	—	6,748
Other investments(1)	2,035	15,007	1,645	18,687
Total investment securities available for sale	51,609	2,988,152	1,645	3,041,406
Private equity investments	—	995	27,367	28,362
Mutual funds held in rabbi trusts	11,252	—	—	11,252
Derivative assets:
Interest rate contracts	—	30,904	—	30,904
Mortgage derivatives(2)	—	1,213	—	1,213
Total derivative assets	—	32,117	—	32,117
Liabilities
Trading account liabilities	—	2,100	—	2,100
Salary stock units	1,206	—	—	1,206
Derivative liabilities:
Interest rate contracts	—	31,398	—	31,398
Mortgage derivatives(2)	—	753	—	753
Visa derivative	—	—	1,401	1,401
Total derivative liabilities	$—	32,151	1,401	33,552

	December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	2,465	—	2,465
State and municipal securities	—	429	—	429
All other mortgage-backed securities	—	968	—	968
Other investments	—	2,251	—	2,251
Total trading securities	—	6,113	—	6,113
Mortgage loans held for sale	—	45,384	—	45,384
Investment securities available for sale:
U.S. Treasury securities	17,791	—	—	17,791
U.S. Government agency securities	—	34,641	—	34,641
Securities issued by U.S. Government sponsored enterprises	—	113,745	—	113,745
Mortgage-backed securities issued by U.S. Government agencies	—	195,117	—	195,117
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,421,360	—	2,421,360
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	398,540	—	398,540
State and municipal securities	—	6,889	—	6,889
Equity securities	6,956	—	628	7,584
Other investments(1)	1,969	—	1,722	3,691
Total investment securities available for sale	26,716	3,170,292	2,350	3,199,358
Private equity investments	—	1,615	27,745	29,360
Mutual funds held in rabbi trusts	11,246	—	—	11,246
Derivative assets:
Interest rate contracts	—	38,482	—	38,482
Mortgage derivatives (2)	—	1,522	—	1,522
Total derivative assets	—	40,004	—	40,004
Liabilities
Trading account liabilities	—	1,763	—	1,763
Salary stock units	1,764	—	—	1,764
Derivative liabilities:
Interest rate contracts	—	39,436	—	39,436
Visa derivative	—	—	2,706	2,706
Total derivative liabilities	$—	39,436	2,706	42,142

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

	Twelve Months Ended December 31,
(in thousands)	2014	2013	2012
Changes in fair value included in net income:
Mortgage loans held for sale	$1,399	(5,566)	1,813
Mortgage loans held for sale:
Fair value	63,328	45,384	212,663
Unpaid principal balance	61,488	44,943	202,657
Fair value less aggregate unpaid principal balance	1,840	441	6,006

Changes in Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the year ended December 31, 2014 and 2013 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During 2014 and 2013, Synovus did not have any transfers between levels in the fair value hierarchy.

	2014
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative
Beginning balance, January 1,	$2,350	27,745	(2,706)
Total gains (losses) realized/unrealized:
Included in earnings	(88)	(378)	(3,041)
Unrealized gains (losses) included in other comprehensive income	(77)	—	—
Purchases	—	—	—
Sales	—	—	—
Issuances	—	—	—
Settlements	(540)	—	4,346
Amortization of discount/premium	—	—	—
Transfers in and/or out of Level 3	—	—	—
Ending balance, December 31,	$1,645	27,367	(1,401)
The amount of total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31,	$(88)	(378)	(3,041)

	2013
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative
Beginning balance, January 1,	$3,178	30,708	(2,956)
Total gains (losses) realized/unrealized:
Included in earnings	(264)	(2,963)	(1,600)
Unrealized gains (losses) included in other comprehensive income	436	—	—
Purchases	—	—	—
Sales	—	—	—
Issuances	—	—	—
Settlements	(1,000)	—	1,850
Amortization of discount/premium	—	—	—
Transfers in and/or out of Level 3	—	—	—
Ending balance, December 31,	$2,350	27,745	(2,706)
The amount of total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31,	$(264)	(2,963)	(1,600)

Assets Measured at Fair Value on a Non-recurring Basis
Certain assets are recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period. For example, if the fair value of an asset in these categories falls below its cost basis, it is considered to be at fair value at the end of the period of the adjustment. The following table presents assets measured at fair value on a non-recurring basis as of the dates indicated for which there was a fair value adjustment during the period.

	As of December 31, 2014			Fair Value Adjustments for the Year Ended December 31, 2014
(in thousands)	Level 1	Level 2	Level 3
Impaired loans*	$—	—	$28,588	13,716
Other loans held for sale	—	—	3,411	6,833
Other real estate	—	—	32,046	7,769
Other assets held for sale	—	—	3,718	2,076

	As of December 31, 2013			Fair Value Adjustments for the Year Ended December 31, 2013
	Level 1	Level 2	Level 3
Impaired loans*	$—	—	$170,693	29,132
Other loans held for sale	—	—	9,670	5,988
Other real estate	—	—	50,070	10,431
Other assets held for sale	—	—	4,945	2,294

* Impaired loans that are collateral-dependent.
Collateral-dependent impaired loans are evaluated for impairment in accordance with the provisions of ASC 310-10-35 using the fair value of the collateral less costs to sell. For loans measured using the estimated fair value of collateral securing these loans less costs to sell, fair value is generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates, and market comparables, adjusted for estimated selling costs. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management's plans for disposition, which could result in adjustments to the collateral value estimates indicated in the appraisals. Estimated costs to sell are based on actual amounts for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Collateral-dependent impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly based on the same factors identified above.
Loans are transferred to other loans held for sale at fair value when Synovus makes the determination to sell specifically identified loans. The fair value of the loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated market prices of similar assets less estimated costs to sell, as well as consideration of the market for loan sales versus the sale of collateral. At the time of transfer, if the estimated fair value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in the fair value subsequent to the transfer, as well as gains/losses realized from the sale of these assets, are recorded as losses on other loans held for sale, net, as a component of non-interest expense on the consolidated statements of income.
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

Other assets held for sale consist of certain premises and equipment held for sale, including those related to the efficiency initiatives discussed in "Note 3 - Restructuring Charges" of this Report. These assets are classified as held for sale and recorded at the lower of their amortized cost or fair value, less costs to sell, consistent with ASC 360-10, Impairment and Disposal of Long-Lived Assets. The fair value of these assets is determined primarily on the basis of appraisals or BOV, as circumstances warrant, adjusted for estimated selling costs. Both techniques engage licensed or certified professionals that use inputs such as absorption rates, capitalization rates, and market comparables; these valuations are considered Level 3 measurements since assumptions or inputs may not be observable in the market.
Quantitative Information about Level 3 Fair Value Measurements
The tables below provide an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure financial instruments that are classified within Level 3 of the valuation hierarchy. The range of sensitivities that management utilized in its fair value calculations is deemed acceptable in the industry with respect to the identified financial instruments. The tables below present both the total balance as of the dates indicated for assets measured at fair value on a recurring basis and the assets measured at fair value on a non-recurring basis for which there was a fair value adjustment during the period.

December 31, 2014
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale

Other investments:

Trust preferred securities	$1,645	Discounted cash flow analysis	Credit spread embedded in discount rate	600-675 bps (639 bps)
			Discount for lack of marketability(2)	0%-10% (0%)

Private equity investments	27,367	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies (2)
				N/A

Visa derivative liability	1,401	Internal valuation	Estimated future cumulative deposits to the litigation escrow for settlement of the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty	N/A

December 31, 2014
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans	$28,588	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-100% (46%) 0%-10% (7%)

Other loans held for sale	3,411	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-11% (7%) 0%-10% (7%)

Other real estate	32,046	Third-party appraised value less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-61% (16%) 0%-10% (7%)

Other assets held for sale	3,718	Third-party appraised value less estimated selling costs or BOV	Discount to appraised value (3) Estimated selling costs	0%-100% (49%) 0%-10% (7%)
(1) The range represents management's best estimate of the high and low end of the value that would be assigned to a particular input. For assets measured at fair value on a non-recurring basis, the weighted average is the measure of central tendencies; it is not the value that management is using for the asset or liability.
(2) Represents management's estimate of discount that market participants would require based on the instrument's lack of liquidity.
(3) Synovus also makes adjustments to the values of the assets listed above for various reasons, including age of the appraisal, information known by management about the property, such as occupancy rates, changes to the physical conditions of the property, pending sales, and other factors.

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
				N/A

Visa derivative liability	2,706	Internal valuation	Estimated future cumulative deposits to the litigation escrow for settlement of the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty	N/A

December 31, 2013
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans	$170,693	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-65% (25%) 0%-10% (7%)

Other loans held for sale	9,670	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-12% (4%) 0%-10% (7%)

Other real estate	50,070	Third-party appraised value less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-7% (2%) 0%-10% (7%)

Other assets held for sale	4,945	Third-party appraised value less estimated selling costs or BOV	Discount to appraised value (3) Estimated selling costs	5%-36% (20%) 0%-10% (7%)
(1) The range represents management's best estimate of the high and low end of the value that would be assigned to a particular input. For assets measured at fair value on a non-recurring basis, the weighted average is the measure of central tendencies; it is not the value that management is using for the asset or liability.
(2) Represents management's estimate of discount that market participants would require based on the instrument's lack of liquidity.
(3) Synovus also makes adjustments to the values of the assets listed above for various reasons, including age of the appraisal, information known by management about the property, such as occupancy rates, changes to the physical conditions of the property, pending sales, and other factors.
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
Investment Securities Available for Sale
The significant unobservable inputs used in the fair value measurement of the corporate obligations in Level 3 assets are the credit spread embedded in the discount rate and the discount for lack of liquidity. Generally, a change in one or more assumptions, and the degree or sensitivity of the change used, can have a significant impact on fair value. With regard to the trust preferred securities in Level 3 assets, raising the credit spread, and raising the discount for lack of liquidity assumptions will result in a lower fair value measurement.
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
Visa Derivative Liability
The fair value of the Visa derivative is determined based on management's estimate of the timing and amount of the Covered Litigation settlement and the resulting payments due to the counterparty under the terms of the contract. Significant changes in any of these inputs could result in a significantly higher (lower) valuation of the Visa derivative liability. Also, additional funding into the escrow generally results in a proportional increase in our derivative liability.
Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at December 31, 2014 and 2013. The fair values represent management’s best estimates based on a range of methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans, interest bearing deposits (including brokered deposits), and long-term debt, the fair value amounts should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately.
Cash and cash equivalents, interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements are repriced on a short-term basis; as such, the carrying value closely approximates fair value. Since these amounts generally relate to highly liquid assets, these are considered a Level 1 measurement.
Loans, net of deferred fees and costs, are recorded at the amount of funds advanced, less charge-offs, and an estimation of credit risk represented by the allowance for loan losses. The fair value estimates for disclosure purposes differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features, and remaining maturity. The fair value of loans is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial, mortgage, home equity, credit card, and other retail loans. Commercial loans are further segmented into certain collateral code groupings. The fair value of the loan portfolio is calculated, in accordance with ASC 825-10, by discounting contractual cash flows using estimated market discount rates, which reflect the credit and interest rate risk inherent in the loan. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820-10 and generally produces a higher value than the exit price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally estimated using appraisals of the collateral. Collateral values are monitored and additional write-downs are recognized if it is determined that the estimated collateral values have declined further. Estimated costs to sell are based on current disposal costs for similar assets. Carrying value is considered to reflect fair value for these loans. Loans are considered a Level 3 fair value measurement.
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
The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of December 31, 2014 and 2013 are as follows:

	December 31, 2014
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$485,489	485,489	485,489	—	—
Interest bearing funds with Federal Reserve Bank	721,362	721,362	721,362	—	—
Interest earning deposits with banks	11,810	11,810	11,810	—	—
Federal funds sold and securities purchased under resale agreements	73,111	73,111	73,111	—	—
Trading account assets	13,863	13,863	13,863	—	—
Mortgage loans held for sale	63,328	63,328	—	63,328	—
Other loans held for sale	3,606	3,606	—	—	3,606
Investment securities available for sale	3,041,406	3,041,406	51,609	2,988,152	1,645
Private equity investments	28,362	28,362	—	995	27,367
Mutual funds held in rabbi trusts	11,252	11,252	11,252	—	—
Loans, net of deferred fees and costs	21,097,699	20,872,939	—	—	20,872,939
Derivative assets	32,117	32,117	—	32,117	—
Financial Liabilities
Trading account liabilities	2,100	2,100	—	2,100	—
Non-interest bearing deposits	6,228,472	6,228,472	—	6,228,472	—
Interest bearing deposits	15,303,228	15,299,372	—	15,299,372	—
Federal funds purchased, other short-term borrowings and other short-term liabilities	126,916	126,916	126,916	—	—
Salary stock units	1,206	1,206	1,206	—	—
Long-term debt	2,140,319	2,191,279	—	2,191,279	—
Derivative liabilities	$33,553	33,553	—	32,151	1,401

	December 31, 2013
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$469,630	469,630	469,630	—	—
Interest bearing funds with Federal Reserve Bank	644,528	644,528	644,528	—	—
Interest earning deposits with banks	24,325	24,325	24,325	—	—
Federal funds sold and securities purchased under resale agreements	80,975	80,975	80,975	—	—
Trading account assets	6,113	6,113	—	6,113	—
Mortgage loans held for sale	45,384	45,384	—	45,384	—
Other loans held for sale	10,685	10,685	—	—	10,685
Investment securities available for sale	3,199,358	3,199,358	26,716	3,170,292	2,350
Private equity investments	29,360	29,360	—	1,615	27,745
Mutual funds held in Rabbi Trusts	11,246	11,246	11,246	—	—
Loans, net of deferred fees and costs	20,057,798	19,763,708	—	—	19,763,708
Derivative assets	40,004	40,004	—	40,004	—
Financial liabilities
Trading account liabilities	$1,763	1,763	—	1,763	—
Non-interest bearing deposits	5,642,751	5,642,751	—	5,642,751	—
Interest bearing deposits	15,234,039	15,244,020	—	15,244,020	—
Federal funds purchased, other short-term borrowings, and other short-term liabilities	148,132	148,132	—	148,132	—
Salary stock units	1,764	1,764	1,764	—	—
Long-term debt	2,033,141	2,095,720	—	2,095,720	—
Derivative liabilities	42,142	42,142	—	39,436	2,706

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
Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of December 31, 2014 and 2013, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.
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
Cash Flow Hedges
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of December 31, 2014, there were no cash flow hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus expects to reclassify from accumulated other comprehensive income (loss) $447 thousand of interest expense during the next twelve months as amortization of deferred losses is recorded.
Synovus did not terminate any cash flow hedges during 2014 or 2013. The remaining unamortized deferred loss balance of all previously terminated cash flow hedges at December 31, 2014 and 2013 was $(1.1) million and $(1.6) million, respectively.
Fair Value Hedges
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair value of various fixed rate liabilities due to changes in the benchmark interest rate, LIBOR. Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of December 31, 2014, there were no fair value hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus did not terminate any fair value hedges during 2014 or 2013. The remaining unamortized deferred gain balance on all previously terminated fair value hedges at December 31, 2014 and 2013 was $7.6 million and $10.7 million, respectively. Synovus expects to reclassify from hedge-related basis adjustment, a component of long-term debt, $3.1 million of the deferred gain balance on previously terminated fair value hedges as a reduction to interest expense during the next twelve months as amortization of deferred gains is recorded.
Customer Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated counterparties. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' consolidated balance sheet. Fair value changes are recorded in non-interest income in Synovus' consolidated statements of income. As of December 31, 2014, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.09 billion, a decrease of $92.3 million compared to December 31, 2013.
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative contract was $1.4 million and $2.7 million at December 31, 2014 and 2013, respectively. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterpary under the terms of the contract. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Visa Shares and Related Agreements" of this Report for further information.
Mortgage Derivatives
Synovus originates first lien residential mortgage loans for sale into the secondary market. Mortgage loans are sold by Synovus for conversion to securities and the servicing of these loans is generally sold to a third-party servicing aggregator, or Synovus sells the mortgage loans as whole loans to investors either individually or in bulk on a servicing released basis.
Synovus enters interest rate lock commitments for residential mortgage loans which commits it to lend funds to a potential borrower at a specific interest rate and within a specified period of time. Interest rate lock commitments that relate to the origination of mortgage loans that, if originated, will be held for sale, are considered derivative financial instruments under applicable accounting guidance. Outstanding interest rate lock commitments expose Synovus to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan.
At December 31, 2014 and 2013, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $73.4 million and $65.0 million, respectively. The fair value of these commitments resulted in a gain (loss) of $606 thousand and $(2.2) million for the year ended December 31, 2014 and 2013, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At December 31, 2014 and 2013, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $113.0 million and $92.0 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans resulted in a loss of $(1.7) million and a gain of $1.4 million for the years ended December 31, 2014 and 2013, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
Collateral Contingencies
Certain derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. As Synovus’ current rating is below investment grade, Synovus is required to post collateral, as required by each agreement, against these positions. Additionally, as of June 10, 2013, the CCC became mandatory for certain trades as required under the Dodd-Frank Act. These derivative transactions also carry collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As trades are migrated to the CCC, dealer counterparty exposure will be reduced, and higher notional amounts of Synovus' derivative instruments will be housed at the CCC, a highly regulated and well-capitalized entity. As of December 31, 2014, collateral totaling $67.5 million of Federal funds sold was pledged to the derivative counterparties, including $4.9 million with the CCC, to comply with collateral requirements.
The impact of derivative instruments on the consolidated balance sheets at December 31, 2014 and 2013 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
		December 31,			December 31,
(in thousands)	Location on Consolidated Balance Sheet	2014	2013	Location on Consolidated Balance Sheet	2014	2013
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$30,904	38,482	Other liabilities	31,398	39,436
Mortgage derivatives	Other assets	1,213	1,522	Other liabilities	753	—
Visa derivative		—	—	Other liabilities	1,401	2,706
Total derivatives not designated as hedging instruments		$32,117	40,004		33,552	42,142

See "Part II - Item 8. Financial Statements and Supplementary Data - Consolidated Statements of Comprehensive Income" for the effect of the amortization of previously terminated cash flow hedges on the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012.
The pre-tax effect of fair value hedges on the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 is presented below.

	Derivative
	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Twelve Months Ended December 31,
(in thousands)		2014	2013	2012
Derivatives not designated as hedging instruments
Interest rate contracts(1)	Other Non- Interest Income	$460	89	1,419
Mortgage derivatives(2)	Mortgage Banking Income	$(1,062)	(745)	2,364
Total		$(602)	(656)	3,783

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third-party investors.
During the years ended December 31, 2014, 2013, and 2012, Synovus reclassified $3.1 million, $3.2 million, and $7.3 million, respectively, from hedge-related basis adjustment, a component of long-term debt, as a reduction to interest expense. These deferred gains relate to hedging relationships that have been previously terminated and are reclassified into earnings over the remaining life of the hedged items.
Note 18 - Variable Interest Entities
Synovus has a contractual ownership or other interests in certain VIEs for which the fair value of the VIE's net assets may change exclusive of the variable interests. Under ASC 810, Consolidation, Synovus is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810-10-65, as amended, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE's primary beneficiary.
Synovus’ involvement with VIEs is discussed below. Synovus consolidates VIEs for which it is deemed the primary beneficiary.
Consolidated Variable Interest Entities
Rabbi Trusts – Synovus has established certain rabbi trusts related to deferred compensation plans offered to its employees. Synovus contributes employee cash compensation deferrals to the trusts and directs the underlying investments made by the trusts. The assets of these trusts are available to Synovus creditors only in the event that Synovus becomes insolvent. These trusts are considered VIEs because either there is no equity at risk in the trusts or because Synovus provided the equity interest to its employees in exchange for services rendered. While the employees have the ability to direct their funds within the trusts, Synovus is considered the primary beneficiary of the rabbi trusts as it has the ability to direct the underlying investments made by the trusts as well as make funding decisions related to the trusts, the activities that most significantly impact the economic performance of the rabbi trusts. Synovus includes the assets of the rabbi trusts as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. At December 31, 2014 and 2013, the aggregate amount of rabbi trust assets and benefit obligation was $11.3 million and $11.2 million, respectively.
Non-consolidated Variable Interest Entities
Low Income Housing Tax Credit Partnerships – Synovus and its subsidiary bank, Synovus Bank, make equity investments as a limited partner in various partnerships which are engaged in the development and operation of affordable multi-family housing utilizing the LIHTC pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to earn a return on the investment and to support community reinvestment initiatives of Synovus’ subsidiary bank. The activities of these LIHTC partnerships are limited to development and operation of multi-family housing that is leased to qualifying residential tenants. These partnerships are generally located in southeastern communities where Synovus has a banking presence and are considered

VIEs because Synovus, as the holder of an equity investment at risk, does not have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus provides construction lending for certain of the LIHTC partnerships in which it also has an equity investment. Synovus is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At December 31, 2014 and 2013, the aggregate carrying value of Synovus’ investments in LIHTC partnerships was $10.9 million and $8.5 million, respectively, and the cumulative amount of equity investments was $29.1 million in 2014 and $28.8 million in 2013. Synovus uses the equity method of accounting for these investments which are included as a component of other assets on Synovus’ consolidated balance sheet. At December 31, 2014 and 2013, Synovus had $3.6 million and zero, respectively, commitments to fund equity investments in LIHTC partnerships.
Historic Rehabilitation Partnerships – Synovus Bank makes equity investments as a limited partner in various partnerships which are engaged in the preservation, renovation, and rehabilitation of historic structures and the subsequent operation of those structures as commercial properties or multi-family housing. Tax credit incentives are awarded based on a percentage of certified rehabilitation costs under Section 1.48-112 of the Internal Revenue Code. The purpose of these investments is to earn a suitable return on the investment and to support community reinvestment initiatives of Synovus Bank. The activities of these historic rehabilitation partnerships are limited to preservation and rehabilitation of historic structures, and operation of those structures for leasing to commercial or residential tenants. These partnerships are generally located in southeastern communities where Synovus Bank has a banking presence and are considered VIEs because Synovus Bank, as the holder of an equity investment at risk, does not have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus Bank provides construction lending for certain of the partnerships in which it also has an equity investment. Synovus Bank is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan, but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At December 31, 2014 and 2013, the aggregate carrying value of Synovus’ investments in historic rehabilitation partnerships was zero, and the cumulative amount of equity investments was $951 thousand. Synovus uses the equity method of accounting for these investments which are included as a component of other assets on Synovus’ consolidated balance sheet. At December 31, 2014, Synovus had fully funded all commitments and had no further commitments to fund equity investments in historic rehabilitation tax credit partnerships.
Certain Commercial Loans – For certain troubled commercial loans, Synovus restructures the terms of the borrower’s debt in an effort to increase the probability of receipt of amounts contractually due. A troubled debt restructuring generally requires consideration of whether the borrowing entity is a VIE as economic events may have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As Synovus does not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ operations, it is not considered the primary beneficiary, even in situations where, based on the size of the financing provided, Synovus is exposed to potentially significant benefits and losses of the borrowing entity. Synovus has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt that allow for preparation of the underlying collateral for sale.
Note 19 - Visa Shares and Related Agreements
Synovus is a member of the Visa USA network and received shares of Visa Class B common stock in exchange for its membership interest in Visa USA in conjunction with the Visa IPO in 2008. Visa members have indemnification obligations with respect to the Covered Litigation. Visa Class B shares are subject to certain restrictions until settlement of the Covered Litigation. As of December 31, 2014, all of the Covered Litigation had not been settled. Visa has established a litigation escrow to fund settlement of the Covered Litigation. The litigation escrow is funded by proceeds from Visa's conversion of Class B shares to Class A shares.
In November 2009, Synovus sold its remaining Visa Class B shares to another Visa USA member financial institution. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. As of December 31, 2014 and 2013, the fair value of the derivative contract was $1.4 million and $2.7 million, respectively. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract. For the years ended December 31, 2014, 2013 and 2012, Synovus recognized indemnification charges of $3.0 million, $1.6 million and $6.3 million, respectively.

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
Unfunded lending commitments and letters of credit at December 31, 2014 are presented below.

(in thousands)
Letters of credit*	$150,863
Commitments to fund commercial real estate, construction, and land development loans	1,442,454
Unused credit card lines	1,008,794
Commitments under home equity lines of credit	980,910
Commitments to fund commercial and industrial loans	3,562,153
Other loan commitments	205,049
Total unfunded lending commitments and letters of credit	$7,350,223

* Represents the contractual amount net of risk participations of $100 million.
Lease Commitments
Synovus and its subsidiaries have entered into long-term operating leases for various facilities and equipment. Management expects that as these leases expire they will be renewed or replaced by similar leases based on need.
At December 31, 2014, minimum rental commitments under all such non-cancelable leases for the next five years and thereafter are presented below.

(in thousands)
2015	$24,222
2016	23,900
2017	22,504
2018	19,274
2019	18,636
Thereafter	194,933
Total	$303,469

Rental expense on facilities was $30.2 million, $31.5 million, and $32.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.
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
To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. From January 1, 2005 through December 31, 2014, Synovus Mortgage originated and sold approximately $8.3 billion of first lien GSE eligible mortgage loans and approximately $3.7 billion of first and second lien non-GSE eligible mortgage loans. The total expense pertaining to losses from repurchases of mortgage loans previously sold, including amounts accrued in accordance with ASC 450, was $2.0 million, $1.7 million, and $6.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. The total accrued liability related to mortgage repurchase claims was $3.2 million and $4.1 million, at December 31, 2014 and 2013, respectively.
Note 21 - Legal Proceedings
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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of December 31, 2014 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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

Securities Class Action
On July 7, 2009, the City of Pompano Beach General Employees' Retirement System filed suit against Synovus, and certain of Synovus' current and former officers, in the United States District Court, Northern District of Georgia (Civil Action File No. 1:09-CV-1811) (the “Securities Class Action”); and on June 11, 2010, Lead Plaintiffs, the Labourers' Pension Fund of Central and Eastern Canada and the Sheet Metal Workers' National Pension Fund, filed an amended complaint alleging that Synovus and the named individual defendants misrepresented or failed to disclose material facts that artificially inflated Synovus' stock price in violation of the federal securities laws. Lead Plaintiffs' allegations were based on purported exposure to Synovus' lending relationship with the Sea Island Company and the impact of such alleged exposure on Synovus' financial condition. Lead Plaintiffs in the Securities Class Action sought damages in an unspecified amount. On October 4, 2013, the Lead Plaintiffs and the Defendants reached a settlement-in-principle to settle the Securities Class Action. Under the settlement in principle, the Defendants agreed to pay$11.8 million to the Lead Plaintiffs (the “Securities Class Action Settlement Payment”) in exchange for broad releases, dismissal with prejudice of the Securities Class Action and other material and customary terms and conditions. On March 17, 2014, the Lead Plaintiffs filed a motion with the District Court for preliminary approval of the Securities Class Action Settlement Payment. The District Court granted preliminary approval of the Securities Class Action Settlement Payment on June 4, 2014, and the Securities Class Action Settlement Payment was finally approved on November 18, 2014. The Securities Class Action Settlement Payment was fully covered by insurance.
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
On August 23, 2014, Synovus reached a settlement in principle with plaintiffs' counsel to settle the Posting Order Litigation. Under the settlement in principle, Synovus shall cause to be paid $3.75 million plus payment of $150,000 in settlement expenses (the "Posting Order Settlement Payment") in exchange for broad releases, dismissal with prejudice of the Posting Order Litigation and other material and customary terms and conditions. The District Court granted preliminary approval of the Posting Order Settlement Payment on December 3, 2014. A hearing to finally approve the Posting Order Settlement is scheduled for April 2, 2015. In the event the settlement in principle of the posting Order Litigation is not finally approved by the District Court and finally settled, Synovus intends to vigorously defend itself against the Posting Order Litigation.
TelexFree Litigation
Synovus Bank has been named as one of a number of defendants in each of the purported class action lawsuits relating to the activities of TelexFree, Inc. and its affiliates and principals (“TelexFree”): (i) Esam Abdelgadir, Rita Dos Santos and Joseph Shikhman - Putative Class Members, and those similarly situated, v. TelexElectric, LLLP, et. al. (Case Number 4:14-MD-02566-TSH) filed on October 22, 2014, in the United States District Court District of Massachusetts, and (ii) Esam Abdelgadir, Rita Dos Santos and Joseph Shikhman - Putative Class Members, and those similarly situated, v. TelexElectric, LLLP, et. al. (Case Number 14-CV-9857) filed on December 12, 2014, in the United States District Court for the Southern District of New York. TelexFree was a merchant customer of Base Commerce, LLC “Base Commerce”, an independent sales organization/member service provider sponsored by Synovus Bank. The purported class action lawsuits generally allege that TelexFree engaged in an improper multi-tier marketing scheme involving voice-over Internet protocol telephone services and that the various defendants, including Synovus Bank, provided financial services to TelexFree that allowed TelexFree to conduct its business operations.
The above proceedings and actions are preliminary in nature. To date, Synovus Bank has not been served in either of the TelexFree cases, and no specific claim for damages against Synovus Bank is specified in the complaints. While Synovus and Synovus Bank intend to vigorously defend matters arising out of the relationship between Synovus Bank and Base Commerce and TelexFree and believe Synovus Bank has substantial defenses related to these purported claims, Synovus currently cannot reasonably estimate losses attributable to these matters.
Note 22 - Employment Expenses and Benefit Plans
For the years ended December 31, 2014 and December 31, 2013, Synovus provided a 100% matching contribution on the first 4% of eligible employee 401(k) contributions for a total annual contribution of $9.4 million and $9.1 million, respectively. For the year ended December 31, 2012, Synovus did not make contributions to the 401(k) plan. Prior to 2013, Synovus had three separate non-contributory retirement and benefit plans consisting of money purchase pension, profit sharing, and 401(k) plans; these plans covered all eligible employees. Annual discretionary contributions to these plans were up to 7% of eligible salaries, but could not exceed amounts allowable as a deduction for federal income tax purposes. Effective January 1, 2013, Synovus made changes to the 401(k) plan and froze the money purchase pension plan; the money purchase pension plan was merged into the profit sharing plan on July 1, 2013. Synovus made an aggregate contribution for eligible employees to the money purchase pension plan of 3.0% of eligible salaries for the year ended December 31, 2012. The expense recorded for the year ended December 31, 2012 was approximately $7.1 million. For the years ended December 31, 2014, 2013, and 2012, Synovus did not make contributions to the profit sharing plan.
For the years ended December 31, 2014 and December 31, 2013, Synovus had a stock purchase plan for directors and employees whereby Synovus made contributions equal to 15% of every $1 of employee and director voluntary contributions according to the years of service schedule, subject to certain maximum contribution limitations. Prior to 2013, Synovus made contributions equal to one-half of employee and director investments. The funds are used to purchase outstanding shares of Synovus common stock. Synovus recorded as expense $880 thousand, $955 thousand, and $4.1 million for contributions to these plans in 2014, 2013, and 2012, respectively.

Note 23 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. The 2013 Omnibus Plan authorizes 8,571,429 common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units, and performance share units) count as 2 share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. At December 31, 2014, Synovus had a total of 7,555,159 shares of its authorized but unissued common stock reserved for future grants under the 2013 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, restricted share units, market restricted share units, and performance share units. The grants generally include vesting periods ranging from two to five years and contractual terms of ten years. Stock options are granted at exercise prices which equal the fair market value of a share of common stock on the grant-date. Market restricted share units and performance share units are granted at target and are compared annually to required market and performance metrics. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units, market restricted share units, and performance share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
During 2014, Synovus awarded 407,374 restricted share units to employees and non-employee directors that contained a service-based vesting period of three years. During 2014, Synovus also granted 90,117 market restricted share units and 67,157 performance share units to senior management. The weighted average grant-date fair value of the awarded restricted share units, market restricted share units, and performance share units was $23.69, $24.30, and $23.47 per share, respectively. During 2013, Synovus granted 212,660 restricted share units and 40,512 market restricted share units with a weighted average grant-date fair value of $19.60 and $24.43, respectively. The restricted share units and the market restricted share units contain a service-based vesting period of three years with most awards vesting pro-rata over three years. During 2013, Synovus also granted 857,607 stock options with a weighted average exercise price of $17.64 and service-based vesting pro-rata over three years. During 2012, Synovus awarded 475,756 restricted share units with a weighted average grant-date fair value of $14.49 per share. The majority of the awards contain a service-based vesting period of three years. During 2012, Synovus also granted 655,238 stock options with a weighted average exercise price of $14.35 and service-based vesting pro-rata over three years.
Share-based Compensation Expense
Total share-based compensation expense was $10.2 million, $7.5 million, and $9.4 million for 2014, 2013, and 2012, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $3.9 million, $2.9 million, and $3.6 million for 2014, 2013, and 2012, respectively. No share-based compensation costs have been capitalized for the years ended December 31, 2014, 2013, and 2012.
As of December 31, 2014, unrecognized compensation cost related to the unvested portion of share-based compensation arrangements involving shares of Synovus stock was approximately $14.2 million.
Stock Options
The fair value of stock option grants used in measuring compensation expense was determined using the Black-Scholes option pricing model with the following weighted-average assumptions for grants made in 2013 and 2012. There were no stock option grants in 2014.

	2013	2012
Risk-free interest rate	1.11%	1.23%
Expected stock price volatility	50.0	65.0
Dividend yield	1.6	2.0
Expected life of options	6.0 years	6.0 years

The stock price expected volatility for awards granted in 2013 was based on Synovus' historical and implied volatility. The expected volatility for awards granted in 2012 was based on Synovus’ historical stock price volatility. The expected life for stock options granted during 2013 and 2012 was calculated using the “simplified” method as prescribed by SAB No. 110. The weighted average grant-date fair value of stock options granted in 2013 and 2012 was $7.21.
A summary of stock option activity and changes during the years ended December 31, 2014, 2013, and 2012 is presented below.

Stock Options
	2014		2013		2012
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	3,220,110	$49.00	2,755,672	$58.80	2,555,188	$74.41
Option rounding due to reverse stock split on May 16, 2014	841	49.00	—	—	—	—
Options granted	—	—	857,607	17.64	655,238	14.35
Options exercised	(178,176)	17.14	(65,109)	17.29	—	—
Options forfeited	(30,146)	15.79	(52,011)	16.45	(24,977)	16.66
Options expired	(462,583)	84.88	(276,049)	62.86	(429,777)	86.52
Options outstanding at end of year	2,550,046	$45.11	3,220,110	$49.00	2,755,672	$58.80
Options exercisable at end of year	1,870,516	$55.40	1,999,195	$68.74	1,899,514	$76.58

The aggregate intrinsic value for outstanding stock options at December 31, 2014 was $16.2 million and the aggregate intrinsic value for options exercisable at December 31, 2014 was $9.2 million. As of December 31, 2014, the weighted average remaining contractual life was 5.07 years for options outstanding and 4.05 years for options exercisable.
The intrinsic value of stock options exercised during the years ended December 31, 2014 and December 31, 2013 was $1.3 million and $367 thousand, respectively. Cash received from option exercises of common stock for the years ended December 31, 2014 and December 31, 2013 was $3.0 million and $1.0 million, respectively. The total grant date fair value of stock options vested during 2014, 2013, and 2012 was $4.9 million, $4.3 million, and $2.9 million, respectively. At December 31, 2014, total unrecognized compensation cost related to non-vested stock options was approximately $2.3 million. This cost is expected to be recognized over a weighted-average remaining period of 1.02 years.
Restricted Share Units, Market Restricted Share Units, and Performance Share Units
Compensation expense is measured based on the grant date fair value of restricted share units, market restricted share units, and performance share units. The fair value of restricted share units and performance share units is equal to the market price of common stock on the grant date. The fair value of market restricted share units granted during 2014 and 2013 was estimated on the date of grant using a Monte Carlo simulation model with the following weighted average assumptions:

	2014	2013
Risk-free interest rate	0.70%	0.63%
Expected stock price volatility	39.2	40.0
Dividend yield	1.2	1.2
Simulation period	3.0 years	3.0 years

The stock price expected volatility was based on Synovus' historical and implied volatility. The Monte Carlo model estimates fair value based on 100,000 simulations of future share price using a theoretical model of stock price behavior.
The weighted-average grant-date fair value of restricted share units granted during 2014 was $23.69 and the weighted-average grant date fair value of market restricted share units granted during 2014 was $24.30. The grant date fair value of performance share units granted during 2014 was $23.47. The weighted-average grant-date fair value of restricted share units granted during 2013 was $19.60 and the grant date fair value of the market restricted share units granted during 2013 was $24.43. The weighted-average grant-date fair value of restricted share units granted during 2012 was $14.49. The total fair value of restricted share units vested during 2014, 2013, and 2012 was $1.6 million, $11.6 million, and $3.5 million, respectively. The total fair value of restricted share units vested during 2013 of $11.6 million included $7.4 million from restricted share units that vested upon repayment of Synovus' Series A Preferred Stock on July 26, 2013. Cash paid for taxes due on vesting of employee restricted share units where restricted share units were withheld to cover taxes was $692 thousand and $3.6 million for the years ended December 31, 2014 and December 31, 2013, respectively.
A summary of restricted share units outstanding and changes during the years ended December 31, 2014, 2013, and 2012 is presented below (excluding market restricted and performance share units).

Restricted Share Units
	Share Units	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2012	646,854	$18.69
Granted	475,756	14.49
Dividend equivalents granted	16,088	15.33
Vested	(187,723)	18.90
Forfeited	(30,549)	17.43
Outstanding at December 31, 2012	920,426	16.45
Granted	212,660	19.60
Dividend equivalents granted	10,689	21.00
Vested	(545,154)	17.92
Forfeited	(16,944)	14.49
Outstanding at December 31, 2013	581,677	16.38
Share unit rounding due to reverse stock split on May 16, 2014	258	16.38
Granted	407,374	23.69
Dividend equivalents granted	8,805	24.09
Vested	(64,725)	15.45
Forfeited	(50,566)	17.92
Outstanding at December 31, 2014	882,823	$19.81

As of December 31, 2014, total unrecognized compensation cost related to the foregoing restricted share units was approximately $8.6 million. This cost is expected to be recognized over a weighted-average remaining period of 1.52 years.
Synovus granted 90,117 market restricted share units to senior management during the year ended December 31, 2014 with a grant date fair value of $24.30. During 2013, Synovus granted 40,512 market restricted share units to senior management with a grant date fair value of $24.43. The total fair value of market restricted share units vested during 2014 was $398 thousand. The market restricted share units have a three-year service-based vesting component as well as a total shareholder return multiplier. The number of market restricted share units that will ultimately vest ranges from 75% to 125% of target based on Synovus' total shareholder return (TSR). At December 31, 2014, total unrecognized compensation cost related to market restricted share units was approximately $2.2 million with a weighted average remaining period of 1.54 years. A summary of market restricted share units outstanding and changes during the years ended December 31, 2014 and 2013 is presented below.

Market Restricted Share Units
	Share Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2012	—	$—
Granted	40,512	24.43
Outstanding at December 31, 2013	40,512	24.43
Share unit rounding due to reverse stock split on May 16, 2014	4	24.43
Granted	90,117	24.30
Dividend equivalents granted	1,231	24.09
Quantity change by TSR factor	1,518	24.43
Vested	(15,196)	24.43
Outstanding at December 31, 2014	118,186	$24.33

During the year ended December 31, 2014, Synovus granted 67,157 performance share units to senior management. These units have a grant date fair value of $23.47 and vest upon meeting certain service and performance conditions. Return on average assets (ROAA) performance will be evaluated each year over a three-year performance period, with share distribution determined at the end of the three years. The number of performance share units that will ultimately vest ranges from 0% to 150% of target based on Synovus' three-year weighted average ROAA (as defined). At December 31, 2014, total unrecognized compensation cost related to performance share units was approximately $1.1 million with a weighted average remaining period of 1.44 years. A summary of performance share units outstanding and changes during the year ended December 31, 2014 is presented below.

Performance Share Units
	Share Units	Weighted-Average Grant-date Fair Value
Outstanding at December 31, 2013	—	$—
Granted	67,157	23.47
Dividend equivalents granted	518	24.09
Outstanding at December 31, 2014	67,675	$23.47

Salary Stock Units and Other Information
During 2014, 2013, and 2012, Synovus also granted 44,527, 70,015, and 110,082, respectively, salary stock units to senior management, which vested and were expensed immediately upon grant. Compensation expense is initially determined based on the number of salary stock units granted and the market price of common stock at the grant date. Subsequent to the grant date, compensation expense is recorded for changes in common stock market price. The total fair value of salary stock units granted during 2014, 2013 and 2012 was $1.2 million, $1.8 million, and $1.9 million, respectively. The salary stock units granted during 2014 are classified as liabilities and were settled in cash on January 15, 2015.
During 2014, Synovus recognized a share-based compensation net tax deficiency of $3.2 million associated primarily with expired stock options. The deficiency was recorded as a reduction of additional paid-in capital within shareholders' equity. During 2013 and 2012, Synovus recognized a net tax benefit of $317 thousand and a net tax deficiency of $715 thousand, respectively, associated with vesting of restricted share units, stock option exercises, and expired stock options to additional paid-in capital within shareholders' equity. Synovus' future stock price will determine if a tax benefit is realized on outstanding stock options. If a tax benefit is not realized on outstanding stock options then the deferred tax asset associated with the outstanding stock options will be reduced with a corresponding tax deficiency recorded to additional paid-in capital.
The following table provides aggregate information regarding grants under all Synovus equity compensation plans through December 31, 2014.

Plan Category(1)	(a) Number of Securities to be Issued Upon Vesting of Restricted Share Units, Market Restricted Share Units, and Performance Share Units(2)	(b) Number of Securities to be Issued Upon Exercise of Outstanding Options	(c) Weighted-Average Exercise Price of Outstanding Options in Column (b)	(d) Number of Shares Remaining Available for Issuance Excluding Shares Reflected in Columns (a) and (b)
Shareholder approved equity compensation plans for shares of Synovus stock	1,068,684	2,542,215	$45.06	7,555,159	(3)
Non-shareholder approved equity compensation plans	—	—	—	—
Total	1,068,684	2,542,215	$45.06	7,555,159

(1) Does not include information for equity compensation plans assumed by Synovus in mergers. A total of 7,831 shares of common stock were issuable upon exercise of options granted under plans assumed in mergers and outstanding at December 31, 2014. The weighted average exercise price of all options granted under plans assumed in mergers and outstanding at December 31, 2014 was $62.51. Synovus cannot grant additional awards under these assumed plans.
(2) Market restricted and performance share units included at target. Actual shares issued upon vesting may differ based on actual TSR and ROAA over the measurement period.
(3) Includes 7,555,159 shares available for future grants as share awards under the 2013 Omnibus Plan.

Note 24 - Income Taxes
The components of income tax expense (benefit) included in the consolidated statements of income for the years ended December 31, 2014, 2013, and 2012 are presented below:

(in thousands)	2014	2013	2012
Current
Federal	$5,140	5,460	2,831
State	150	(2,630)	(6,885)
Total current income tax expense (benefit)	5,290	2,830	(4,054)
Deferred
Federal	92,360	78,870	(666,242)
State	9,660	11,545	(128,436)
Total deferred income tax expense (benefit)	102,020	90,415	(794,678)
Total income tax expense (benefit)	$107,310	93,245	(798,732)

Note: The table above does not reflect amounts relating to share-based compensation transactions that were charged or credited directly to shareholders' equity. The amounts charged or credited to shareholder's equity for the years ended December 31, 2014, 2013, and 2012 were a decrease of $3.2 million, an increase of $317 thousand, and a decrease of $715 thousand, respectively.
Income tax expense (benefit) does not reflect the tax effects of unrealized gains (losses) on investment securities available for sale and unamortized actuarial gains on post-retirement unfunded health benefits. This information is presented in the consolidated statements of comprehensive income.
Income tax expense (benefit) as shown in the consolidated statements of income differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to income before income taxes. A reconciliation of the differences for the years ended December 31, 2014, 2013 and 2012 is shown below:

	Years Ended December 31,
(in thousands)	2014	2013	2012
Income tax expense at statutory federal income tax rate	$105,896	88,420	11,017
Increase (decrease) resulting from:
State income tax expense (benefit), net of federal income tax effect	8,014	9,877	(3,935)
Tax-exempt income	(1,076)	(1,407)	(2,026)
Tax credits	(1,123)	(1,473)	(1,558)
Cash surrender value of life insurance	(2,928)	(2,932)	(2,907)
Change in valuation allowance, federal and state	(2,273)	(4,083)	(802,771)
Other, net	800	4,842	3,448
Total income tax expense (benefit)	$107,310	93,245	(798,732)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at December 31, 2014 and 2013 are presented below.

(in thousands)	2014	2013
Deferred tax assets
Net operating loss carryforwards	$422,968	510,350
Allowance for loan losses	111,814	136,510
Tax credit carryforwards	52,194	45,767
Deferred revenue	18,770	15,474
Share-based compensation	12,152	12,414
Non-performing loan interest	20,366	8,005
Net unrealized losses on investment securities available for sale	—	9,776
Other	34,576	40,847
Total gross deferred tax assets	672,840	779,143
Less valuation allowance	(12,303)	(14,575)
Total deferred tax assets	660,537	764,568
Deferred tax liabilities
Excess tax over financial statement depreciation	(10,546)	(8,210)
Net unrealized gains on investment securities available for sale	(7,893)	—
Ownership interest in partnership	(5,933)	(5,961)
Fixed assets held for sale	(7,287)	—
Other	(6,414)	(5,751)
Total gross deferred tax liabilities	(38,073)	(19,922)
Net deferred tax asset	$622,464	744,646

The net decrease in the valuation allowance for the years ended December 31, 2014 and 2013 was $2.3 million and $4.1 million, respectively. The net decrease in the valuation allowance for the years ended December 31, 2014 and 2013 was due to expiring unused state credits and the Company's election to file, in one of its states of operation, a consolidated state income tax return.
Management assesses the realizability of deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence. At December 31, 2014, the Company is no longer in a three-year cumulative loss position; accordingly, it does not have significant negative evidence to consider when evaluating the realization of its deferred tax assets. Positive evidence supporting the realization of the Company’s deferred tax assets at December 31, 2014 includes generation of taxable income in 2014 and 2013, continued improvement in credit quality, record of long-term positive earnings prior to the most recent economic downturn, the Company’s strong capital position, as well as sufficient amounts of projected future taxable income, of the appropriate character, to support the realization of $622.5 million of the Company’s net deferred tax asset at December 31, 2014. The Company expects to realize its net deferred tax asset of $622.5 million at December 31, 2014 through the reversal of existing taxable temporary differences and projected future taxable income. The valuation allowance of $12.3 million at December 31, 2014 relates to specific state income tax credits that have various expiration dates through the tax year 2024, and are expected to expire before they can be realized. Based on the assessment of all the positive and negative evidence at December 2014 and 2013, management has concluded that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
Synovus expects to realize substantially all of the $622.5 million in net deferred tax assets well in advance of the statutory carryforward period. At December 31, 2014, $159.7 million of existing deferred tax assets are not related to net operating losses or credits and therefore, have no expiration dates. $364.8 million of the remaining deferred tax assets relate to federal net operating losses which expire in years beginning in 2028 through 2032. Additionally, $58.1 million of the deferred tax assets relate to state net operating losses which will expire in installments annually through the tax year 2034. Tax credit carryforwards at December 31, 2014 include federal alternative minimum tax credits totaling $26.1 million which have an unlimited carryforward period. Other federal and state tax credits at December 31, 2014 total $26.1 million and have expiration dates through the tax year 2034.

Federal and state NOL and tax credit carryforwards as of December 31, 2014 are summarized in the following table.

Tax Carryforwards	As of December 31, 2014
(in thousands)	Expiration Dates	Deferred Tax Asset Balance	Valuation Allowance	Net Deferred Tax Asset Balance	Pre-Tax Earnings Necessary to Realize
Net operating losses - federal	2028-2032	$364,835	—	364,835	1,042,385
General business credits - federal	2028-2034	10,485	—	10,485	N/A(1)
Net operating losses - states	2015-2018	29	—	29	1,404,563
Net operating losses - states	2023-2028	6,337	—	6,337	1,274,178
Net operating losses - states	2029-2034	59,774	—	59,774	1,341,527
Other credits - states	2015-2018	13,008	(12,001)	1,007	N/A(1)
Other credits - states	2019-2024	2,640	(302)	2,338	N/A(1)
Alternative minimum tax credits - federal	None	$26,062	—	26,062	N/A(2)

(1) N/A indicates credits are not measured on a pre-tax earnings basis.
(2) Alternative minimum tax credits can be carried forward indefinitely.
Synovus is subject to income taxation in the United States and various state jurisdictions. Synovus' federal income tax return is filed on a consolidated basis, while state income tax returns are filed on both a consolidated and separate entity basis. Currently, there are no years for which Synovus filed a federal income tax return that are under examination by the IRS; however state tax examinations are currently in progress by the Department of Revenue for Tennessee and Louisiana. Synovus is no longer subject to income tax examinations by the IRS for years before 2010, and excluding certain limited exceptions, Synovus is no longer subject to income tax examinations by state and local income tax authorities for years before 2010. However, amounts reported as net operating losses and tax credit carryovers from closed tax periods remain subject to review by most taxing authorities. Although Synovus is unable to determine the ultimate outcome of current and future examinations, Synovus believes that the liability recorded for uncertain tax positions is adequate.
A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (unrecognized state income tax benefits are not adjusted for the federal income tax impact).

	Years Ended December 31,
(in thousands)	2014	2013
Balance at January 1,	$912	1,120
Additions based on income tax positions related to current year	—	—
Additions for income tax positions of prior years *	12,318	224
Deductions for income tax positions of prior years	(52)	(238)
Statute of limitation expirations	(155)	(194)
Settlements	—	—
Balance at December 31,	$13,023	912

* Includes deferred tax benefits that could reduce future tax liabilities.
Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense (benefit). Accrued interest and penalties on unrecognized income tax benefits totaled $109 thousand and $105 thousand as of January 1 and December 31, 2014, respectively. Unrecognized income tax benefits as of January 1 and December 31, 2014 that, if recognized, would affect the effective income tax rate totaled $663 thousand and $8.5 million (net of the federal benefit on state income tax issues), respectively, which includes interest and penalties of $71 thousand and $68 thousand, respectively. Synovus expects that $219 thousand of uncertain income tax positions will be either settled or resolved during the next twelve months.

Note 25 - Condensed Financial Information of Synovus Financial Corp. (Parent Company only)

Condensed Balance Sheets
	December 31,
(in thousands)	2014	2013
Assets
Cash due from bank subsidiary	$234,399	194,175
Funds due from other depository institutions(1)	19,911	21,712
Investment in consolidated bank subsidiary, at equity	3,307,353	3,220,000
Net accumulated deficit in consolidated nonbank subsidiaries, at equity(2)	(247,669)	(237,355)
Notes receivable from nonbank subsidiaries	399,168	438,168
Other assets	121,123	129,781
Total assets	$3,834,285	3,766,481
Liabilities and Shareholders' Equity
Liabilities:
Long-term debt	$763,266	765,307
Other liabilities	29,749	52,189
Total liabilities	793,015	817,496
Shareholders’ equity:
Series C Preferred Stock	125,980	125,862
Common stock	139,950	139,721
Additional paid-in capital	2,960,825	2,976,348
Treasury stock	(187,774)	(114,176)
Accumulated other comprehensive loss	(12,605)	(41,258)
Retained earnings (deficit)	14,894	(137,512)
Total shareholders’ equity	3,041,270	2,948,985
Total liabilities and shareholders’ equity	$3,834,285	3,766,481

(1) Restricted as to withdrawal.
(2) Includes non-bank subsidiary formed during 2008 that has incurred credit losses, including losses on the disposition of non-performing assets.

Condensed Statements of Income
	Years Ended December 31,
(in thousands)	2014	2013	2012
Income
Cash dividends received from Synovus Bank	$182,000	680,000	—
Interest income	14,262	15,366	18,424
Other income	(932)	(2,374)	11,343
Total income	195,330	692,992	29,767
Expenses
Interest expense	45,726	46,672	47,975
Other expenses	10,337	8,067	16,584
Total expenses	56,063	54,739	64,559
Income (loss) before income taxes and equity in undistributed income (loss) of subsidiaries	139,267	638,253	(34,792)
Allocated income tax benefit	(16,491)	(16,589)	(54,184)
Income before equity in undistributed income (loss) of subsidiaries	155,758	654,842	19,392
Equity in undistributed income (loss) of subsidiaries	39,491	(495,459)	810,817
Net income	195,249	159,383	830,209
Dividends and accretion of discount on preferred stock	10,238	40,830	58,703
Net income available to common shareholders	$185,011	118,553	771,506

Condensed Statements of Comprehensive Income	December 31, 2014			December 31, 2013			December 31, 2012
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$302,559	(107,310)	195,249	252,628	(93,245)	159,383	31,477	798,732	830,209
Reclassification adjustment for losses(gains) realized in net income on cash flow hedges	448	(173)	275	447	(173)	274	(1,381)	532	(849)
Net unrealized gains on investment securities available for sale	21	(8)	13	3,246	(1,250)	1,996	481	(185)	296
Other comprehensive gain (loss) of bank subsidiary	46,122	(17,757)	28,365	(77,460)	29,831	(47,629)	(26,737)	10,298	(16,439)
Other comprehensive income (loss)	$46,591	(17,938)	28,653	(73,767)	28,408	(45,359)	(27,637)	10,645	(16,992)
Comprehensive income			$223,902			114,024			813,217

Condensed Statements of Cash Flows
	Years Ended December 31,
(in thousands)	2014	2013	2012
Operating Activities
Net income	$195,249	159,383	830,209
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(39,491)	495,459	(810,817)
Deferred income tax benefit	(5,041)	(11,375)	(48,525)
Net (decrease) increase in other liabilities	(22,323)	11,845	23,367
Net decrease (increase) in other assets	14,226	(11,238)	(1,255)
Other, net	(2,041)	(2,183)	(6,337)
Net cash provided by (used in) operating activities	140,579	641,891	(13,358)
Investing Activities
Net decrease in short-term notes receivable from non-bank subsidiaries	39,000	5,768	49,865
Net cash provided by investing activities	39,000	5,768	49,865
Financing Activities
Dividends paid to common and preferred shareholders	(53,043)	(72,898)	(79,856)
Repurchases and agreements to repurchase shares of common stock	(88,113)	—	—
Transfer of funds to dividend payment agent	—	—	(7,853)
Principal repayments on long-term debt	—	(74,178)	(170,801)
Proceeds from issuance of long-term debt	—	—	292,639
Proceeds from issuance of Series C Preferred Stock, net of issuance costs	—	125,862	—
Redemption of Series A Preferred Stock	—	(967,870)	—
Proceeds from issuance of common stock, net of issuance costs	—	175,174	—
Net cash (used in) provided by financing activities	(141,156)	(813,910)	34,129
Increase (decrease) in cash and funds due from banks	38,423	(166,251)	70,636
Cash and funds due from banks at beginning of year	215,887	382,138	311,502
Cash and funds due from banks at end of year	$254,310	215,887	382,138

For the years ended December 31, 2014 and December 31, 2013, the Parent Company paid income taxes of $4.8 million and $1.5 million, respectively. For the year ended December 31, 2012, the Parent Company received income tax refunds, net of income taxes paid, of $7.8 million. For the years ended December 31, 2014, 2013 and 2012, the Parent Company paid interest of $46.9 million, $49.1 million, and $46.5 million, respectively.

Note 26 - Supplemental Financial Data
Components of other non-interest income and other operating expenses in excess of 1% of total interest income and total non-interest income for any of the respective years are as follows:

(in thousands)	Years Ended December 31,
	2014	2013	2012
Other loan expenses	$9,396	$15,205	$14,731
Litigation settlement expenses	12,812	10,000	—
Insurance and bonds	11,801	12,503	12,057
Telephone and communications	10,442	12,403	12,505

Summary of Quarterly Financial Data (Unaudited)
Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2014 and 2013.

	2014
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$234,703	233,394	232,213	228,382
Net interest income	207,456	206,263	205,051	200,514
Provision for loan losses	8,193	3,843	12,284	9,511
Income before income taxes	78,929	72,656	73,950	77,024
Income tax expense	25,756	25,868	27,078	28,608
Net income (1)	53,173	46,788	46,872	48,416
Net income available to common shareholders (1)	$50,612	44,229	44,313	45,857
Net income per common share, basic	0.37	0.32	0.32	0.33
Net income per common share, diluted	0.37	0.32	0.32	0.33

	2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$233,258	233,852	231,513	230,391
Net interest income	204,331	203,970	202,077	199,814
Provision for loan losses	14,064	6,761	13,077	35,696
Income before income taxes	59,710	73,459	72,906	46,553
Income tax expense	21,130	27,765	27,371	16,979
Net income (2)	38,580	45,694	45,535	29,574
Net income available to common shareholders (2)	$35,850	37,188	30,717	14,798
Net income per common share, basic	0.26	0.27	0.25	0.13
Net income per common share, diluted	0.26	0.27	0.24	0.11

(1) The fourth quarter of 2014 results include restructuring charges of $3.5 million.
(2) The fourth quarter of 2013 results include litigation settlement expenses of $10.0 million and restructuring charges of $3.8 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, Synovus' disclosure controls and procedures were effective.
Synovus regularly engages in productivity and efficiency initiatives to streamline operations, reduce expenses, and increase revenue. Additionally, investment in new and updated information technology systems has enhanced information gathering and processing capabilities, and allowed management to operate in a more centralized environment for critical processing and monitoring functions. Management of Synovus is responsible for identifying, documenting, and evaluating the adequacy of the design and operation of the controls implemented during each process change described above. There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, Synovus' internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting. Management of Synovus is responsible for establishing and maintaining effective internal control over financial reporting for Synovus Financial Corp. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Synovus conducted an evaluation of the effectiveness of our internal control over Synovus' financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2014.
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

/s/ Kessel D. Stelling                        /s/ Thomas J. Prescott
Kessel D. Stelling                        Thomas J. Prescott
Chairman of the Board, President and Chief Executive Officer        Executive Vice President and Chief Financial Officer
Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter ended December 31, 2014 covered by this Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
NONE.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE
Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“PROPOSALS TO BE VOTED ON” - “PROPOSAL 1: ELECTION OF 13 DIRECTORS”;

•	“EXECUTIVE OFFICERS”;

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” - “Consideration of Director Candidates - Shareholder Candidates” and “Committees of the Board” - “Audit Committee.”
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
Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 6, 2014. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
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
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Equity and Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
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

3.4
Articles of Amendment to the Amended and Restated Articles of Incorporation of Synovus, incorporated by reference to Exhibits 3.1 to Synovus' Current Report on Form 8-K dated May 19, 2014, as filed with SEC on May 19, 2014.

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

4.7
Summary of Plan Adjustments, effective as of May 16, 2014, to Shareholder Rights Plan between Synovus Financial Corp. and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 99.2 of Synovus' Current Report on Form 8-K dated May 19, 2014, as filed with the SEC on May 19, 2014.

Exhibit Number	Description

4.8
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

4.10	Specimen Physical Stock Certificate of Synovus, incorporated by reference to Exhibit 4.1 to Synovus' Current Report on Form 8-K dated May 19, 2014, as filed with SEC on May 19, 2014.

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

10.12
Third Amended and Restated Synovus Financial Corp. Deferred Compensation Plan, incorporated by reference to Exhibit 10.15 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 1, 2013.*`

10.13
Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

10.14
Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.17 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on February 28, 2014.*

10.15
Riverside Bank Amended and Restated Salary Continuation Agreement adopted as of June 1, 2005 by and between Riverside Bank and Kessel D. Stelling, incorporated by reference to Exhibit 10.17 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.16
Form of Stock Option Agreement for the: (i) Synovus Financial Corp. 1994 Long-Term Incentive Plan and (ii) Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.*

10.17
Form of Stock Option Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated January 18, 2006, as filed with the SEC on January 18, 2006.*

10.18	Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

10.19
Form of Restricted Stock Award Agreement for restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

10.20
Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.3 of Synovus' Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

10.21
Form of Revised Stock Option Agreement for stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.22
Form of Revised Restricted Stock Unit Agreement for restricted stock unit awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.33 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008.*

10.23
Form of Retention Stock Option Agreement for retention stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.24
Form of TARP Restricted Stock Unit Award Agreement for awards to executive officers and the top 20 most highly-compensated employees under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated January 28, 2010, as filed with the SEC on January 29, 2010.*

Exhibit Number	Description

10.25
Form of Restricted Stock Option Agreement for 2010 stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated January 29, 2010, as filed with the SEC on January 29, 2010.*

10.26
Form of Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated December 11, 2013, as filed with the SEC on December 13, 2013.*

10.27
Form of Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 22, 2014, as filed with the SEC on January 24, 2014.*

10.28
Form of 2014 Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.3 of Synovus' Current Report on Form 8-K dated January 22, 2014, as filed with the SEC on January 24, 2014.*

10.29
Form of TARP Restricted Stock Unit Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

10.30
Form of Restricted Stock Unit Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

10.31
Form of Stock Option Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.3 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

10.32
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

10.34	Summary of Annual Base Salaries of Synovus' Named Executive Officers.*

10.35	Summary of Board of Directors Compensation*

10.36
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

10.37
Riverside Bank Split Dollar Agreement dated December 23, 1999, by and between Riverside Bank and Kessel D. Stelling, Jr., incorporated by reference to Exhibit 10.38 of Synovus' Current Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

Exhibit Number	Description

10.38
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2012, as filed with the SEC on May 10, 2012.*

10.39
Synovus Financial Corp. Clawback Policy, incorporated by reference to Exhibit 10.44 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2013 as filed with the SEC on Feberuary 28, 2014.*

12.1	Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 99.1 of Synovus' Current Report of Form 8-K dated October 24, 2014, as filed with the SEC on October 24, 2014.

21.1	Subsidiaries of Synovus Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2014 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

*	Indicates management contracts and compensatory plans and arrangements.
(b) Exhibits
See the response to Item 15(a)(3) above.
(c) Financial Statement Schedules
See the response to Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date:	March 2, 2015	By:	/s/ Kessel D. Stelling
Kessel D. Stelling
Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

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

Signature	Title	Date

/s/ Kessel D. Stelling	Chairman of the Board, President, Chief Executive Officer and Director	March 2, 2015
Kessel D. Stelling	(Principal Executive Officer)

/s/ Thomas J. Prescott	Executive Vice President and Chief Financial Officer	March 2, 2015
Thomas J. Prescott	(Principal Financial Officer)

/s/ Liliana C. McDaniel	Chief Accounting Officer	March 2, 2015
Liliana C. McDaniel	(Principal Accounting Officer)

/s/ Catherine A. Allen	Director	March 2, 2015
Catherine A. Allen

/s/ Tim E. Bentsen	Director	March 2, 2015
Tim E. Bentsen

/s/ Stephen T. Butler	Director	March 2, 2015
Stephen T. Butler

/s/ Elizabeth W. Camp	Director	March 2, 2015
Elizabeth W. Camp

Signature	Title	Date

/s/ T. Michael Goodrich	Director	March 2, 2015
T. Michael Goodrich

/s/ V. Nathaniel Hansford	Director	March 2, 2015
V. Nathaniel Hansford

/s/ Mason H. Lampton	Director	March 2, 2015
Mason H. Lampton

/s/ Jerry W. Nix	Director	March 2, 2015
Jerry W. Nix

/s/ Harris Pastides	Director	March 2, 2015
Harris Pastides

/s/ Joseph J. Prochaska, Jr.	Director	March 2, 2015
Joseph J. Prochaska, Jr.

/s/ Melvin T. Stith	Director	March 2, 2015
Melvin T. Stith

/s/ Barry L. Storey	Director	March 2, 2015
Barry L. Storey

/s/ Philip W. Tomlinson	Director	March 2, 2015
Philip W. Tomlinson