Form 10-Q
period 2015-03-31
SYNOVUS FINANCIAL CORP
filed 2015-05-06
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
Commission file number 1-10312

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	April 30, 2015
Common Stock, $1.00 Par Value	133,203,469

SYNOVUS FINANCIAL CORP.
INDEX OF DEFINED TERMS
ALCO – Synovus' Asset Liability Management Committee
Annual Meeting - Synovus' 2014 Annual Shareholders' Meeting
ASC – Accounting Standards Codification
ASR – accelerated share repurchase
ASU – Accounting Standards Update
Basel III – a global regulatory framework developed by the Basel Committee on Banking Supervision
BOV – broker’s opinion of value
bp – basis point (bps - basis points)
C&I – commercial and industrial loans
CB&T – Columbus Bank and Trust Company, a division of Synovus Bank. Synovus Bank is a wholly-owned subsidiary of Synovus Financial Corp.
CCC – central clearing counterparty
CET1 – Common Equity Tier 1 Capital defined by Basel III capital rules
CMO – Collateralized Mortgage Obligation
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
IASB – International Accounting Standards Board
IRC – Internal Revenue Code of 1986, as amended

i

LIBOR – London Interbank Offered Rate
LTV – loan-to-collateral value ratio
NAICS – North American Industry Classification System
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
Synovus Bank – A Georgia state-chartered bank, formerly known as Columbus Bank and Trust Company, and wholly-owned subsidiary of Synovus, through which Synovus conducts its banking operations
Synovus' 2014 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2014
Synovus Mortgage – Synovus Mortgage Corp., a wholly-owned subsidiary of Synovus Bank
Synovus Trust Company, N. A. – a wholly-owned subsidiary of Synovus Bank
TDR – troubled debt restructuring (as defined in ASC 310-40)
Treasury – United States Department of the Treasury
VIE – variable interest entity, as defined in ASC 810-10
Visa – The Visa U.S.A., Inc. card association or its affiliates, collectively
Visa Class B shares – Class B shares of common stock issued by Visa which are subject to restrictions with respect to sale until all of the Covered Litigation has been settled
Visa derivative – A derivative contract with the purchaser of Visa Class B shares which provides for settlements between the purchaser and Synovus based upon a change in the ratio for conversion of Visa Class B shares into Visa Class A shares
Warrant – A warrant issued to the Treasury by Synovus to purchase up to 2,215,820 shares of Synovus common stock at a per share exercise price of $65.52 expiring on December 19, 2018

ii

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$429,338	485,489
Interest bearing funds with Federal Reserve Bank	1,263,886	721,362
Interest earning deposits with banks	6,871	11,810
Federal funds sold and securities purchased under resale agreements	80,772	73,111
Trading account assets, at fair value	20,002	13,863
Mortgage loans held for sale, at fair value	89,245	63,328
Investment securities available for sale, at fair value	3,130,041	3,041,406
Loans, net of deferred fees and costs	21,106,213	21,097,699
Allowance for loan losses	(253,371)	(261,317)
Loans, net	$20,852,842	20,836,382
Premises and equipment, net	451,843	455,235
Goodwill	24,431	24,431
Other real estate	74,791	85,472
Deferred tax asset, net	589,190	622,464
Other assets	620,532	616,878
Total assets	$27,633,784	27,051,231
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$6,251,393	6,228,472
Interest bearing deposits, excluding brokered deposits	14,251,510	13,660,830
Brokered deposits	1,604,946	1,642,398
Total deposits	22,107,849	21,531,700
Federal funds purchased and securities sold under repurchase agreements	125,323	126,916
Long-term debt	2,189,769	2,140,319
Other liabilities	180,208	211,026
Total liabilities	$24,603,149	24,009,961
Shareholders' Equity
Series C Preferred Stock – no par value. 5,200,000 shares outstanding at March 31, 2015 and December 31, 2014	125,980	125,980
Common stock - $1.00 par value. Authorized 342,857,143 shares; 140,328,807 issued at March 31, 2015 and 139,950,422 issued at December 31, 2014; 133,929,630 outstanding at March 31, 2015 and 136,122,843 outstanding at December 31, 2014	140,329	139,950
Additional paid-in capital	2,976,882	2,960,825
Treasury stock, at cost – 6,399,177 shares at March 31, 2015 and 3,827,579 shares at December 31, 2014	(261,402)	(187,774)
Accumulated other comprehensive loss, net	(3,651)	(12,605)
Retained earnings	52,497	14,894
Total shareholders’ equity	3,030,635	3,041,270
Total liabilities and shareholders' equity	$27,633,784	27,051,231
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Interest income:
Loans, including fees	$215,269	211,343
Investment securities available for sale	13,943	15,257
Trading account assets	107	161
Mortgage loans held for sale	632	402
Federal Reserve Bank balances	645	527
Other earning assets	805	692
Total interest income	231,401	228,382
Interest expense:
Deposits	14,819	14,221
Federal funds purchased and securities sold under repurchase agreements	43	77
Long-term debt	13,276	13,570
Total interest expense	28,138	27,868
Net interest income	203,263	200,514
Provision for loan losses	4,397	9,511
Net interest income after provision for loan losses	198,866	191,003
Non-interest income:
Service charges on deposit accounts	19,133	19,214
Fiduciary and asset management fees	11,571	11,033
Brokerage revenue	7,251	6,213
Mortgage banking income	6,484	3,511
Bankcard fees	8,077	7,518
Investment securities gains, net	725	1,331
Other fee income	5,246	4,863
Gain on sale of Memphis branches, net	—	5,789
Other non-interest income	7,367	10,710
Total non-interest income	65,854	70,182
Non-interest expense:
Salaries and other personnel expense	96,488	93,445
Net occupancy and equipment expense	26,172	26,056
Third-party processing expense	10,343	10,097
FDIC insurance and other regulatory fees	6,957	9,645
Professional fees	5,594	7,677
Advertising expense	3,443	2,477
Foreclosed real estate expense, net	9,496	5,681
Visa indemnification charges	375	396
Restructuring charges, net	(107)	8,577
Other operating expenses	20,147	20,110
Total non-interest expense	178,908	184,161
Income before income taxes	85,812	77,024
Income tax expense	31,849	28,608
Net income	53,963	48,416
Dividends on preferred stock	2,559	2,559
Net income available to common shareholders	$51,404	45,857
Net income per common share, basic	0.38	0.33
Net income per common share, diluted	0.38	0.33
Weighted average common shares outstanding, basic	134,933	138,932
Weighted average common shares outstanding, diluted	135,744	139,504

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2015			2014
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$85,812	(31,849)	53,963	77,024	(28,608)	48,416
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	112	(43)	69	112	(43)	69
Net unrealized gains on investment securities available for sale:
Reclassification adjustment for net gains realized in net income	(725)	281	(444)	(1,331)	513	(818)
Net unrealized gains arising during the period	15,211	(5,856)	9,355	18,843	(7,255)	11,588
Net unrealized gains	14,486	(5,575)	8,911	17,512	(6,742)	10,770
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(42)	16	(26)	(72)	28	(44)
Other comprehensive income	$14,556	(5,602)	8,954	17,552	(6,757)	10,795
Comprehensive income			$62,917			59,211

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Series C Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
Balance at December 31, 2013	$125,862	139,721	2,976,348	(114,176)	(41,258)	(137,512)	2,948,985
Net income	—	—	—	—	—	48,416	48,416
Other comprehensive income, net of income taxes	—	—	—	—	10,795	—	10,795
Cash dividends declared on common stock - $0.07 per share	—	—	—	—	—	(9,728)	(9,728)
Cash dividends paid on Series C Preferred Stock	—	—	(2,559)	—	—	—	(2,559)
Series C Preferred Stock-adjustment to issuance costs	118	—	—	—	—	—	118
Restricted share unit activity	—	33	(501)	—	—	—	(468)
Stock options exercised	—	32	507	—	—	—	539
Share-based compensation net tax benefit	—	—	170	—	—	—	170
Share-based compensation expense	—	—	2,228	—	—	—	2,228
Balance at March 31, 2014	$125,980	139,786	2,976,193	(114,176)	(30,463)	(98,824)	2,998,496

Balance at December 31, 2014	$125,980	139,950	2,960,825	(187,774)	(12,605)	14,894	3,041,270
Net income	—	—	—	—	—	53,963	53,963
Other comprehensive income, net of income taxes	—	—	—	—	8,954	—	8,954
Cash dividends declared on common stock - $0.10 per share	—	—	—	—	—	(13,434)	(13,434)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	(2,559)	(2,559)
Repurchases and completion of ASR agreement to repurchase shares of common stock	—	—	14,515	(73,628)	—	—	(59,113)
Restricted share unit activity	—	274	(4,325)	—	—	(367)	(4,418)
Stock options exercised	—	105	1,587	—	—	—	1,692
Share-based compensation net tax benefit	—	—	1,046	—	—	—	1,046
Share-based compensation expense	—	—	3,234	—	—	—	3,234
Balance at March 31, 2015	$125,980	140,329	2,976,882	(261,402)	(3,651)	52,497	3,030,635

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Operating Activities
Net income	$53,963	48,416
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,397	9,511
Depreciation, amortization, and accretion, net	13,799	12,312
Deferred income tax expense	28,718	25,757
Increase in trading account assets	(6,139)	(11,695)
Originations of mortgage loans held for sale	(207,530)	(129,160)
Proceeds from sales of mortgage loans held for sale	184,712	126,688
Gain on sales of mortgage loans held for sale, net	(3,100)	(1,898)
Increase in other assets	(6,947)	(8,019)
(Decrease) increase in other liabilities	(30,818)	19,554
Investment securities gains, net	(725)	(1,331)
Losses and write-downs on other real estate, net	7,275	4,752
Share-based compensation expense	3,234	2,228
Gain on sale of Memphis branches, net	—	(5,789)
Gain on sale of branch property	—	(3,116)
Other, net	(2,052)	(940)
Net cash provided by operating activities	$38,787	87,270
Investing Activities
Net cash used in dispositions	—	(90,571)
Net decrease in interest earning deposits with banks	4,939	15,186
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	(7,661)	4,878
Net increase in interest bearing funds with Federal Reserve Bank	(542,524)	(240,215)
Proceeds from maturities and principal collections of investment securities available for sale	155,005	117,867
Proceeds from sales of investment securities available for sale	32,419	20,815
Purchases of investment securities available for sale	(265,707)	(57,709)
Proceeds from sales of loans and principal repayments on other loans held for sale	12,507	29,804
Proceeds from sales of other real estate	8,785	10,000
Net increase in loans	(36,336)	(243,267)
Net increase in premises and equipment	(5,221)	(7,955)
Proceeds from sales of other assets held for sale	351	241
Net cash used in investing activities	$(643,443)	(440,926)
Financing Activities
Net increase in demand and savings deposits	411,991	251,914
Net increase in certificates of deposit	164,184	13,561
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(1,593)	16,814
Principal repayments on long-term debt	(375,039)	(325,615)
Proceeds from issuance of long-term debt	425,000	400,000
Dividends paid to common shareholders	(13,434)	(9,728)
Dividends paid to preferred shareholders	(2,559)	(2,559)
Stock options exercised	1,692	539
Repurchases of common stock	(59,113)	—
Excess tax benefit from share-based compensation	1,794	186
Restricted stock activity	(4,418)	(468)
Net cash provided by financing activities	$548,505	344,644
Decrease in cash and cash equivalents	(56,151)	(9,012)
Cash and cash equivalents at beginning of period	485,489	469,630

Cash and cash equivalents at end of period	$429,338	460,618

Supplemental Cash Flow Information
Cash paid during the period for:
Income tax payments (refunds), net	338	(12)
Interest paid	27,875	29,503
Non-cash Activities
Loans foreclosed and transferred to other real estate	5,378	12,881
Loans transferred to other loans held for sale at fair value	10,100	24,505
Securities purchased during the period but settled after period-end	—	10,227

Dispositions:
Fair value of non-cash assets sold	—	(100,982)
Fair value of liabilities sold	—	(191,553)

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with GAAP. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this Report have been included. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Synovus' 2014 Form 10-K. There have been no significant changes to the accounting policies as disclosed in Synovus' 2014 Form 10-K.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At March 31, 2015 and December 31, 2014, $125 thousand of the due from banks balance was restricted as to withdrawal.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and Federal funds sold and securities purchased under resale agreements. At March 31, 2015 and December 31, 2014, interest bearing funds with the Federal Reserve Bank included $81.5 million and $89.7 million, respectively, on deposit to meet Federal Reserve Bank requirements. Interest earning deposits with banks include $7.0 million and $7.1 million at March 31, 2015 and December 31, 2014, respectively, which is pledged as collateral in connection with certain letters of credit. Federal funds sold include $67.5 million at March 31, 2015 and December 31, 2014, which are pledged to collateralize certain derivative instruments. Federal funds sold and securities purchased under resale agreements, and Federal funds purchased and securities sold under repurchase agreements, generally mature in one day.
Recently Adopted Accounting Standards Updates

During 2014, the FASB issued the following ASUs, all of which became effective January 1, 2015:

•	ASU 2014-01, Investments-Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB issued amended guidance which permits Synovus to make an accounting policy election to account for its investments in qualified affordable housing projects using a proportional amortization method, if certain conditions are met, and to present the amortization as a component of income tax expense. The amended guidance would be applied retrospectively to all periods presented and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Regardless of the policy election, the amended guidance, where disclosed, enables the users of the financial statements to understand the nature of investments in qualified affordable housing projects and the effect of the measurement of the investments in qualified affordable housing projects and the related tax credits on Synovus’ financial position and results of operations.

Synovus adopted the amended guidance on January 1, 2015, and did not make an accounting policy election to apply the proportional amortization method for its investments in qualified affordable housing projects because the impact to the consolidated financial statements was insignificant. Therefore, the adoption did not have an impact on Synovus’ consolidated financial statements. At March 31, 2015, the aggregate carrying value of Synovus' investments in LIHTC partnerships was $8.7 million. See Note 18 "Variable Interest Entities" to the consolidated financial statements of Synovus' 2014 Form 10-K for additional information regarding these investments.

Additionally, adoption of the following standards effective January 1, 2015 did not have a significant impact on Synovus’ consolidated financial statements.

•	ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

•	ASU 2014-12, Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period

•	ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

•	ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

•	ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
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
Note 2 - Share Repurchase Program
On October 21, 2014, Synovus announced a $250 million share repurchase program, which will expire on October 23, 2015. As of March 31, 2015, Synovus had repurchased a total of $147.2 million or 5.6 million shares of common stock under the share repurchase program through a combination of share repurchases under the accelerated share repurchase (ASR) agreement described below and open market transactions.
During October 2014, Synovus entered into an ASR agreement to purchase $75.0 million of Synovus common stock under the share repurchase program. As of December 31, 2014, Synovus had repurchased 2,510,460 shares under the ASR agreement. During January 2015, Synovus repurchased 391,612 shares upon completion of the ASR agreement. Additionally, since October 2014 through March 31, 2015, Synovus has repurchased $72.2 million or 2,683,755 shares of common stock through open market transactions including $59.1 million or 2,179,986 shares of common stock repurchased during the first quarter of 2015.
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
Note 5 - Investment Securities
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at March 31, 2015 and December 31, 2014 are summarized below.

	March 31, 2015
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$43,139	479	—	43,618
U.S. Government agency securities	24,515	980	—	25,495
Securities issued by U.S. Government sponsored enterprises	81,115	664	—	81,779
Mortgage-backed securities issued by U.S. Government agencies	169,098	3,112	(345)	171,865
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,186,379	27,536	(6,246)	2,207,669
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	563,513	6,086	(1,028)	568,571
State and municipal securities	4,941	168	(1)	5,108
Equity securities	3,228	3,945	—	7,173
Other investments	19,132	37	(406)	18,763
Total investment securities available for sale	$3,095,060	43,007	(8,026)	3,130,041

	December 31, 2014
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$42,636	190	—	42,826
U.S. Government agency securities	26,426	898	—	27,324
Securities issued by U.S. Government sponsored enterprises	81,332	710	—	82,042
Mortgage-backed securities issued by U.S. Government agencies	177,678	2,578	(440)	179,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,250,897	19,915	(9,131)	2,261,681
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	414,562	4,856	(2,342)	417,076
State and municipal securities	5,024	183	(1)	5,206
Equity securities	3,228	3,520		6,748
Other investments	19,121	7	(441)	18,687
Total investment securities available for sale	$3,020,904	32,857	(12,355)	3,041,406

(1)	Amortized cost is adjusted for other-than-temporary impairment charges in 2014, which have been recognized in the consolidated statements of income and were considered inconsequential.
At March 31, 2015 and December 31, 2014, investment securities with a carrying value of $2.05 billion and $2.12 billion respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.

Synovus has reviewed investment securities that are in an unrealized loss position as of March 31, 2015 and December 31, 2014 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in income. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities recovery of all such unrealized losses.
Declines in the fair value of available for sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of March 31, 2015, Synovus had one investment security in a loss position for less than twelve months and thirty-five investment securities in a loss position for twelve months or longer.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014, are presented below.

	March 31, 2015
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	4,473	11	20,678	334	25,151	345
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	732,387	6,246	732,387	6,246
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	82,318	1,028	82,318	1,028
State and municipal securities	—	—	46	1	46	1
Other investments	—	—	3,726	406	3,726	406
Total	$4,473	11	839,155	8,015	843,628	8,026

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	—	—	21,488	440	21,488	440
Mortgage-backed securities issued by U.S. Government sponsored enterprises	251,134	763	798,282	8,368	1,049,416	9,131
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	20,338	61	119,172	2,281	139,510	2,342
State and municipal securities	—	—	45	1	45	1
Other investments	—	—	3,680	441	3,680	441
Total	$271,472	824	942,667	11,531	1,214,139	12,355

The amortized cost and fair value by contractual maturity of investment securities available for sale at March 31, 2015 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at March 31, 2015
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$18,286	24,853	—	—	—	43,139
U.S. Government agency securities	78	12,001	12,436	—	—	24,515
Securities issued by U.S. Government sponsored enterprises	—	81,115	—	—	—	81,115
Mortgage-backed securities issued by U.S. Government agencies	—	—	—	169,098	—	169,098
Mortgage-backed securities issued by U.S. Government sponsored enterprises	134	1,201	1,792,674	392,370	—	2,186,379
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	563,513	—	563,513
State and municipal securities	165	2,067	—	2,709	—	4,941
Equity securities	—	—	—	—	3,228	3,228
Other investments	—	—	15,000	2,000	2,132	19,132
Total amortized cost	$18,663	121,237	1,820,110	1,129,690	5,360	3,095,060
Fair Value
U.S. Treasury securities	$18,286	25,332	—	—	—	43,618
U.S. Government agency securities	80	12,412	13,003	—	—	25,495
Securities issued by U.S. Government sponsored enterprises	—	81,779	—	—	—	81,779
Mortgage-backed securities issued by U.S. Government agencies	—	—	—	171,865	—	171,865
Mortgage-backed securities issued by U.S. Government sponsored enterprises	140	1,271	1,801,124	405,134	—	2,207,669
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	568,571	—	568,571
State and municipal securities	166	2,106	—	2,836	—	5,108
Equity securities	—	—	—	—	7,173	7,173
Other investments	—	—	15,037	1,653	2,073	18,763
Total fair value	$18,672	122,900	1,829,164	1,150,059	9,246	3,130,041

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the three months ended March 31, 2015 and 2014 are presented below. Other-than-temporary impairment charges of $88 thousand are included in gross realized losses for the three months ended March 31, 2014. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	Three Months Ended March 31,
(in thousands)	2015	2014
Proceeds from sales of investment securities available for sale	$32,419	20,815
Gross realized gains	725	1,419
Gross realized losses	—	(88)
Investment securities gains, net	$725	1,331

Note 6 - Restructuring Charges
For the three months ended March 31, 2015 and 2014 total restructuring charges consist of the following components:

	Three Months Ended March 31,
(in thousands)	2015	2014
Severance charges	$—	8,047
Gain on sale of assets held for sale, net	(157)	—
Professional fees and other charges	50	530
Total restructuring charges, net	$(107)	8,577

For the three months ended March 31, 2015, Synovus recorded net gains of $157 thousand on the sale of certain branch locations and recorded additional expense of $50 thousand associated with the 2014 branch closings. Restructuring charges for the three months ended March 31, 2014 related primarily to expense savings initiatives that were approved during 2014 with an expected completion date of mid-2015. The initiatives include the consolidation or closing of certain branch locations as well as workforce reductions. Severance charges for the three months ended March 31, 2014 consisted of estimated involuntary termination benefits for targeted staff reductions identified during 2014. These termination benefits were provided under an ongoing benefit arrangement as defined in ASC 712, Compensation-Nonretirement Postemployment Benefits; accordingly, the charges were recorded pursuant to the liability recognition criteria of ASC 712.   Additionally, substantially all of the professional fees and other charges for the three months ended March 31, 2014 consist of professional fees incurred in connection with an organizational restructuring implemented during 2014.
The following table presents aggregate activity associated with accruals that resulted from restructuring charges during the three months ended March 31, 2015 and 2014:

	Severance Charges	Lease Termination Charges	Total
(in thousands)
Balance at December 31, 2013	$1,572	1,383	2,955
Accruals for efficiency initiatives	8,047	—	8,047
Payments	(1,931)	(1,289)	(3,220)
Balance at March 31, 2014	7,688	94	7,782

Balance at December 31, 2014	3,291	5,539	8,830
Payments	(521)	(221)	(742)
Balance at March 31, 2015	$2,770	5,318	8,088

All professional fees and other charges were paid in the years that they were incurred. No other restructuring charges resulted in payment accruals.

Note 7 - Loans and Allowance for Loan Losses
The following is a summary of current, accruing past due, and non-accrual loans by portfolio class as of March 31, 2015 and December 31, 2014.

Current, Accruing Past Due, and Non-accrual Loans
	March 31, 2015
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,201,493	2,579	211	2,790	19,780	5,224,063
1-4 family properties	1,096,543	3,954	291	4,245	22,827	1,123,615
Land acquisition	526,185	1,704	4	1,708	31,444	559,337
Total commercial real estate	6,824,221	8,237	506	8,743	74,051	6,907,015
Commercial, financial and agricultural	6,155,867	17,834	2,410	20,244	42,060	6,218,171
Owner-occupied	4,050,333	7,704	—	7,704	31,626	4,089,663
Total commercial and industrial	10,206,200	25,538	2,410	27,948	73,686	10,307,834
Home equity lines	1,647,045	5,301	759	6,060	18,933	1,672,038
Consumer mortgages	1,667,761	9,276	—	9,276	25,351	1,702,388
Credit cards	239,150	1,767	1,340	3,107	—	242,257
Other retail	299,529	2,299	10	2,309	2,211	304,049
Total retail	3,853,485	18,643	2,109	20,752	46,495	3,920,732
Total loans	$20,883,906	52,418	5,025	57,443	194,232	21,135,581	(1)

	December 31, 2014
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,187,200	1,851	—	1,851	20,720	5,209,771
1-4 family properties	1,106,111	4,067	432	4,499	24,197	1,134,807
Land acquisition	540,932	363	—	363	34,375	575,670
Total commercial real estate	6,834,243	6,281	432	6,713	79,292	6,920,248
Commercial, financial and agricultural	6,172,220	9,979	1,790	11,769	40,359	6,224,348
Owner-occupied	4,016,997	6,404	225	6,629	26,099	4,049,725
Total commercial and industrial	10,189,217	16,383	2,015	18,398	66,458	10,274,073
Home equity lines	1,659,869	6,992	703	7,695	16,434	1,683,998
Consumer mortgages	1,648,145	12,626	12	12,638	33,278	1,694,061
Credit cards	250,304	1,971	1,374	3,345	—	253,649
Other retail	297,703	2,361	101	2,462	2,295	302,460
Total retail	3,856,021	23,950	2,190	26,140	52,007	3,934,168
Total loans	$20,879,481	46,614	4,637	51,251	197,757	21,128,489	(2)

(1)Total before net deferred fees and costs of $29.4 million.
(2)Total before net deferred fees and costs of $30.8 million.

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
In the following tables, retail loans are generally assigned a risk grade similar to the classifications described above; however, upon reaching 90 days and 120 days past due, they are generally downgraded to Substandard and Loss, respectively, in accordance with the FFIEC Uniform Retail Credit Classification and Account Management Policy. Additionally, in accordance with the Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit Secured by Junior Liens on 1-4 Family Residential Properties, the risk grade classifications of retail loans (home equity lines and consumer mortgages) secured by junior liens on 1-4 family residential properties also consider available information on the payment status of the associated senior lien with other financial institutions.

Loan Portfolio Credit Exposure by Risk Grade
	March 31, 2015
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$4,959,969	156,878	107,216	—	—		5,224,063
1-4 family properties	956,789	74,830	84,726	7,270	—		1,123,615
Land acquisition	456,175	47,259	55,318	585	—		559,337
Total commercial real estate	6,372,933	278,967	247,260	7,855	—		6,907,015
Commercial, financial and agricultural	5,956,395	136,454	115,881	9,363	78	(3)	6,218,171
Owner-occupied	3,848,237	84,320	156,334	327	445	(3)	4,089,663
Total commercial and industrial	9,804,632	220,774	272,215	9,690	523		10,307,834
Home equity lines	1,644,215	—	24,001	1,793	2,029	(3)	1,672,038
Consumer mortgages	1,669,848	—	30,358	2,056	126	(3)	1,702,388
Credit cards	240,917	—	455	—	885	(4)	242,257
Other retail	300,846	—	3,079	32	92	(3)	304,049
Total retail	3,855,826	—	57,893	3,881	3,132		3,920,732
Total loans	$20,033,391	499,741	577,368	21,426	3,655		21,135,581	(5)

	December 31, 2014
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$4,932,440	174,466	102,865	—	—		5,209,771
1-4 family properties	944,646	86,072	96,392	7,697	—		1,134,807
Land acquisition	460,813	52,026	62,101	730	—		575,670
Total commercial real estate	6,337,899	312,564	261,358	8,427	—		6,920,248
Commercial, financial and agricultural	5,945,725	145,779	123,225	9,539	80	(3)	6,224,348
Owner-occupied	3,792,261	95,647	161,045	327	445	(3)	4,049,725
Total commercial and industrial	9,737,986	241,426	284,270	9,866	525		10,274,073
Home equity lines	1,659,794	—	20,043	2,009	2,152	(3)	1,683,998
Consumer mortgages	1,653,491	—	37,656	2,654	260	(3)	1,694,061
Credit cards	252,275	—	495	—	879	(4)	253,649
Other retail	298,991	—	3,339	32	98	(3)	302,460
Total retail	3,864,551	—	61,533	4,695	3,389		3,934,168
Total loans	$19,940,436	553,990	607,161	22,988	3,914		21,128,489	(6)

(1) Includes $170.5 million and $170.9 million of non-accrual Substandard loans at March 31, 2015 and December 31, 2014, respectively.
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
(5)Total before net deferred fees and costs of $29.4 million.
(6)Total before net deferred fees and costs of $30.8 million.

The following table details the changes in the allowance for loan losses by loan segment for the three months ended March 31, 2015 and 2014.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Three Months Ended March 31, 2015
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$101,471	118,110	41,736	—	261,317
Charge-offs	(7,440)	(5,272)	(7,912)	—	(20,624)
Recoveries	3,941	2,266	2,074	—	8,281
Provision for loan losses	(3,764)	2,702	5,459	—	4,397
Ending balance	$94,208	117,806	41,357	—	253,371
Ending balance: individually evaluated for impairment	18,558	9,411	1,037	—	29,006
Ending balance: collectively evaluated for impairment	$75,650	108,395	40,320	—	224,365
Loans:
Ending balance: total loans(1)	$6,907,015	10,307,834	3,920,732	—	21,135,581
Ending balance: individually evaluated for impairment	237,167	130,197	41,321	—	408,685
Ending balance: collectively evaluated for impairment	$6,669,848	10,177,637	3,879,411	—	20,726,896

	As Of and For The Three Months Ended March 31, 2014
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$127,012	116,069	41,479	23,000	307,560
Allowance for loan losses of sold loans	(281)	(398)	(340)	—	(1,019)
Charge-offs	(7,946)	(8,036)	(6,293)	—	(22,275)
Recoveries	2,227	1,953	2,914	—	7,094
Provision for loan losses	5,943	18,758	7,810	(23,000)	9,511
Ending balance	$126,955	128,346	45,570	—	300,871
Ending balance: individually evaluated for impairment	42,894	20,678	1,595	—	65,167
Ending balance: collectively evaluated for impairment	$84,061	107,668	43,975	—	235,704
Loans:
Ending balance: total loans(2)	$6,587,254	9,961,281	3,638,905	—	20,187,440
Ending balance: individually evaluated for impairment	481,684	220,376	52,243	—	754,303
Ending balance: collectively evaluated for impairment	$6,105,570	9,740,905	3,586,662	—	19,433,137

(1)Total before net deferred fees and costs of $29.4 million.
(2)Total before net deferred fees and costs of $28.4 million.

During the first quarter of 2014, Synovus designated $23.0 million of allowance for loan losses that was included in the unallocated component of the allowance for loan losses at December 31, 2013 to the allowance for loan losses allocated to the respective loan segments.

The tables below summarize impaired loans (including accruing TDRs) as of March 31, 2015 and December 31, 2014.

Impaired Loans (including accruing TDRs)
	March 31, 2015			Three Months Ended March 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$14,636	19,382	—	14,964	—
1-4 family properties	2,730	10,080	—	2,888	—
Land acquisition	22,359	63,276	—	20,814	—
Total commercial real estate	39,725	92,738	—	38,666	—
Commercial, financial and agricultural	6,504	9,187	—	5,993	—
Owner-occupied	18,753	21,451	—	17,558	—
Total commercial and industrial	25,257	30,638	—	23,551	—
Home equity lines	—	—	—	—	—
Consumer mortgages	995	2,065	—	995	—
Credit cards	—	—	—	—	—
Other retail	—	—	—	—	—
Total retail	995	2,065	—	995	—
Total impaired loans with no related allowance recorded	$65,977	125,441	—	63,212	—
With allowance recorded
Investment properties	96,020	98,622	7,374	86,415	631
1-4 family properties	65,228	66,010	7,594	72,534	356
Land acquisition	36,194	36,416	3,590	44,493	283
Total commercial real estate	197,442	201,048	18,558	203,442	1,270
Commercial, financial and agricultural	44,477	44,615	6,556	54,651	369
Owner-occupied	60,463	60,467	2,855	63,871	509
Total commercial and industrial	104,940	105,082	9,411	118,522	878
Home equity lines	6,317	6,317	180	5,664	59
Consumer mortgages	28,842	28,842	783	31,299	345
Credit cards	—	—	—	—	—
Other retail	5,167	5,167	74	5,252	84
Total retail	40,326	40,326	1,037	42,215	488
Total impaired loans with allowance recorded	$342,708	346,456	29,006	364,179	2,636
Total impaired loans
Investment properties	$110,656	118,004	7,374	101,379	631
1-4 family properties	67,958	76,090	7,594	75,422	356
Land acquisition	58,553	99,692	3,590	65,307	283
Total commercial real estate	237,167	293,786	18,558	242,108	1,270
Commercial, financial and agricultural	50,981	53,802	6,556	60,644	369
Owner-occupied	79,216	81,918	2,855	81,429	509
Total commercial and industrial	130,197	135,720	9,411	142,073	878
Home equity lines	6,317	6,317	180	5,664	59
Consumer mortgages	29,837	30,907	783	32,294	345
Credit cards	—	—	—	—	—
Other retail	5,167	5,167	74	5,252	84
Total retail	41,321	42,391	1,037	43,210	488
Total impaired loans	$408,685	471,897	29,006	427,391	2,636

Impaired Loans (including accruing TDRs)
	December 31, 2014			Year Ended December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$15,368	20,237	—	25,311	—
1-4 family properties	2,981	10,520	—	5,441	—
Land acquisition	21,504	61,843	—	29,954	—
Total commercial real estate	39,853	92,600	—	60,706	—
Commercial, financial and agricultural	7,391	11,193	—	8,984	—
Owner-occupied	17,017	19,612	—	19,548	—
Total commercial and industrial	24,408	30,805	—	28,532	—
Home equity lines	—	—	—	—	—
Consumer mortgages	995	2,065	—	1,352	—
Credit cards	—	—	—	—	—
Other retail	—	—	—	—	—
Total retail	995	2,065	—	1,352	—
Total impaired loans with no related allowance recorded	$65,256	125,470	—	90,590	—
With allowance recorded
Investment properties	$81,758	83,963	5,413	129,289	3,690
1-4 family properties	80,625	81,357	11,442	94,773	2,645
Land acquisition	49,300	49,483	4,900	89,195	1,689
Total commercial real estate	211,683	214,803	21,755	313,257	8,024
Commercial, financial and agricultural	59,035	59,041	7,597	91,221	2,392
Owner-occupied	62,583	62,601	2,854	78,950	2,610
Total commercial and industrial	121,618	121,642	10,451	170,171	5,002
Home equity lines	4,848	4,848	129	3,604	1,405
Consumer mortgages	33,450	33,450	1,040	39,427	115
Credit cards	—	—	—	—	—
Other retail	5,293	5,293	101	4,997	315
Total retail	43,591	43,591	1,270	48,028	1,835
Total impaired loans with allowance recorded	$376,892	380,036	33,476	531,456	14,861
Total impaired loans
Investment properties	$97,126	104,200	5,413	154,600	3,690
1-4 family properties	83,606	91,877	11,442	100,214	2,645
Land acquisition	70,804	111,326	4,900	119,149	1,689
Total commercial real estate	251,536	307,403	21,755	373,963	8,024
Commercial, financial and agricultural	66,426	70,234	7,597	100,205	2,392
Owner-occupied	79,600	82,213	2,854	98,498	2,610
Total commercial and industrial	146,026	152,447	10,451	198,703	5,002
Home equity lines	4,848	4,848	129	3,604	1,405
Consumer mortgages	34,445	35,515	1,040	40,779	115
Credit cards	—	—	—	—	—
Other retail	5,293	5,293	101	4,997	315
Total retail	44,586	45,656	1,270	49,380	1,835
Total impaired loans	$442,148	505,506	33,476	622,046	14,861

The average recorded investment in impaired loans was $754.3 million for the three months ended March 31, 2014. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the three months ended March 31, 2014. Interest income recognized for accruing TDRs was $4.0 million for the three months ended March 31, 2014 . At March 31, 2015 and December 31, 2014, all impaired loans other than $313.4 million and $348.4 million, respectively, of accruing TDRs, were on non-accrual status.
Concessions provided in a TDR are primarily in the form of providing a below market interest rate given the borrower's credit risk, a period of time generally less than one year with a reduction of required principal and/or interest payments (e.g., interest only for a period of time), or extension of the maturity of the loan generally for less than one year. Insignificant periods of reduction of principal and/or interest payments, or one-time deferrals of 3 months or less, are generally not considered to be financial concessions.

The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the three months ended March 31, 2015 and 2014 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Three Months Ended March 31, 2015
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	3	$—	16,932	3,604	20,536
1-4 family properties	13	14,823	2,856	150	17,829
Land acquisition	3	—	255	708	963
Total commercial real estate	19	14,823	20,043	4,462	39,328
Commercial, financial and agricultural	25	—	1,015	1,890	2,905
Owner-occupied	2	—	1,739	—	1,739
Total commercial and industrial	27	—	2,754	1,890	4,644
Home equity lines	11	—	975	135	1,110
Consumer mortgages	11	—	245	786	1,031
Credit cards	—	—	—	—	—
Other retail	6	—	257	64	321
Total retail	28	—	1,477	985	2,462
Total TDRs	74	$14,823	24,274	7,337	46,434	(1)

(1) Net charge-offs of $4.0 million were recorded during the three months ended March 31, 2015 upon restructuring of these loans.

TDRs by Concession Type
	Three Months Ended March 31, 2014
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	5	$—	7,143	531	7,674
1-4 family properties	11	—	429	2,114	2,543
Land acquisition	1	—	—	534	534
Total commercial real estate	17	—	7,572	3,179	10,751
Commercial, financial and agricultural	21	—	1,791	4,282	6,073
Owner-occupied	7	—	2,488	2,818	5,306
Total commercial and industrial	28	—	4,279	7,100	11,379
Home equity lines	2	—	241	46	287
Consumer mortgages	1	—	101	—	101
Credit cards	—	—	—	—	—
Other retail	4	—	—	117	117
Total retail	7	—	342	163	505
Total TDRs	52	$—	12,193	10,442	22,635	(2)

(2) No net charge-offs were recorded during the three months ended March 31, 2014 upon restructuring of these loans.

The following table presents TDRs that defaulted in the periods indicated and which were modified or renewed in a TDR within 12 months of the default date.

Troubled Debt Restructurings Entered Into That Subsequently Defaulted* During
	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Investment properties	—	$—	1	$186
1-4 family properties	—	—	—	—
Land acquisition	—	—	—	—
Total commercial real estate	—	—	1	186
Commercial, financial and agricultural	—	—	1	522
Owner-occupied	—	—	—	—
Total commercial and industrial	—	—	1	522
Home equity lines	1	34	—	—
Consumer mortgages	—	—	—	—
Credit cards	—	—	—	—
Other retail	1	81	—	—
Total retail	2	115	—	—
Total TDRs	2	$115	2	$708

* Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments.
If, at the time a loan was designated as a TDR, the loan was not already impaired, the measurement of impairment that resulted from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At March 31, 2015, the allowance for loan losses allocated to accruing TDRs totaling $313.4 million was $17.6 million compared to accruing TDRs of $348.4 million with an allocated allowance for loan losses of $21.0 million at December 31, 2014. Non-accrual, non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs, are individually measured for the amount of impairment, if any, both before and after the TDR designation.

Note 8 - Other Real Estate
The carrying value of ORE was $74.8 million and $85.5 million at March 31, 2015 and December 31, 2014, respectively. During the three months ended March 31, 2015 and 2014, $5.4 million and $12.9 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value less costs to sell. During the three months ended March 31, 2015 and 2014, Synovus recognized foreclosed real estate expense, net, of $9.5 million and $5.7 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $7.3 million and $4.8 million for the three months ended March 31, 2015 and 2014, respectively.

Note 9 - Other Comprehensive Income (Loss)
The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2015 and 2014.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance as of December 31, 2013	$(13,099)	(28,936)	777	(41,258)
Other comprehensive income before reclassifications	—	11,588	—	11,588
Amounts reclassified from accumulated other comprehensive income (loss)	69	(818)	(44)	(793)
Net current period other comprehensive income	69	10,770	(44)	10,795
Balance as of March 31, 2014	$(13,030)	(18,166)	733	(30,463)

Balance as of December 31, 2014	$(12,824)	(713)	932	(12,605)
Other comprehensive income before reclassifications	—	9,355	—	9,355
Amounts reclassified from accumulated other comprehensive income (loss)	69	(444)	(26)	(401)
Net current period other comprehensive income	69	8,911	(26)	8,954
Balance as of March 31, 2015	$(12,755)	8,198	906	(3,651)

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). During the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative financial instruments, equity securities, and debt securities as a single portfolio. As of March 31, 2015, the balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to a previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

The following table illustrates activity within the reclassifications out of accumulated other comprehensive income (loss), for the three months ended March 31, 2015 and 2014.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	For the Three Months Ended March 31,
	2015	2014
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(112)	(112)	Interest expense
	43	43	Income tax (expense) benefit
	$(69)	(69)	Reclassifications, net of income taxes
Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$725	1,331	Investment securities gains, net
	(281)	(513)	Income tax (expense) benefit
	$444	818	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$42	72	Salaries and other personnel expense
	(16)	(28)	Income tax (expense) benefit
	$26	44	Reclassifications, net of income taxes

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

Level 3
Unobservable inputs that are supported by little, if any, market activity for the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow models and similar techniques, and may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability. These methods of valuation may result in a significant portion of the fair value being derived from unobservable assumptions that reflect Synovus' own estimates for assumptions that market participants would use in pricing the asset or liability. This category primarily includes collateral-dependent impaired loans, other real estate, certain equity investments, and private equity investments.

See Note 16 "Fair Value Accounting" to the consolidated financial statements of Synovus' 2014 Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments. Transfers betweens levels for the period ended March 31, 2015 and December 31, 2014 were inconsequential.

	March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	—	71	—	71
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	3,390	—	3,390
State and municipal securities	—	646	—	646
All other mortgage-backed securities	—	6,404	—	6,404
Other investments	179	9,312	—	9,491
Total trading securities	$179	19,823	—	20,002
Mortgage loans held for sale	—	89,245	—	89,245
Investment securities available for sale:
U.S. Treasury securities	43,618	—	—	43,618
U.S. Government agency securities	—	25,495	—	25,495
Securities issued by U.S. Government sponsored enterprises	—	81,779	—	81,779
Mortgage-backed securities issued by U.S. Government agencies	—	171,865	—	171,865
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,207,669	—	2,207,669
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	568,571	—	568,571
State and municipal securities	—	5,108	—	5,108
Equity securities	7,173	—	—	7,173
Other investments(1)	2,073	15,036	1,654	18,763
Total investment securities available for sale	$52,864	3,075,523	1,654	3,130,041
Private equity investments	—	1,045	27,081	28,126
Mutual funds held in rabbi trusts	11,384	—	—	11,384
Derivative assets:
Interest rate contracts	—	33,183	—	33,183
Mortgage derivatives(2)	—	2,311	—	2,311
Total derivative assets	$—	35,494	—	35,494
Liabilities
Trading account liabilities	—	1,575	—	1,575
Derivative liabilities:
Interest rate contracts		33,856	—	33,856
Mortgage derivatives(2)	—	749	—	749
Visa derivative	—	—	1,425	1,425
Total derivative liabilities	$—	34,605	1,425	36,030

	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	—	145		145
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	2,449	—	2,449
State and municipal securities	—	1,976	—	1,976
All other mortgage-backed securities	—	2,483	—	2,483
Other investments	—	6,810	—	6,810
Total trading securities	$—	13,863	—	13,863
Mortgage loans held for sale	—	63,328	—	63,328
Investment securities available for sale:
U.S. Treasury securities	42,826	—	—	42,826
U.S. Government agency securities	—	27,324	—	27,324
Securities issued by U.S. Government sponsored enterprises	—	82,042	—	82,042
Mortgage-backed securities issued by U.S. Government agencies	—	179,816	—	179,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,261,681	—	2,261,681
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	417,076	—	417,076
State and municipal securities	—	5,206	—	5,206
Equity securities	6,748	—	—	6,748
Other investments(1)	2,035	15,007	1,645	18,687
Total investment securities available for sale	$51,609	2,988,152	1,645	3,041,406
Private equity investments	—	995	27,367	28,362
Mutual funds held in rabbi trusts	11,252	—	—	11,252
Derivative assets:
Interest rate contracts	—	30,904	—	30,904
Mortgage derivatives(2)	—	1,213	—	1,213
Total derivative assets	$—	32,117	—	32,117
Liabilities
Trading account liabilities	—	2,100	—	2,100
Salary stock units	1,206	—	—	1,206
Derivative liabilities:
Interest rate contracts	—	31,398	—	31,398
Mortgage derivatives(2)		753		753
Visa derivative	—	—	1,401	1,401
Total derivative liabilities	$—	32,151	1,401	33,552

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

Changes in Fair Value Included in Net Income
	For the Three Months Ended March 31,
(in thousands)	2015	2014
Mortgage loans held for sale	410	725

Mortgage Loans Held for Sale
(in thousands)	As of March 31, 2015	As of December 31, 2014
Fair value	$89,245	63,328
Unpaid principal balance	86,995	61,488
Fair value less aggregate unpaid principal balance	$2,250	1,840

Changes in Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the three months ended March 31, 2015 and 2014 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During the first three months of 2015 and 2014, Synovus did not have any transfers between levels in the fair value hierarchy.

	Three Months Ended March 31,
	2015			2014
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative
Beginning balance, January 1,	$1,645	27,367	(1,401)	2,350	27,745	(2,706)
Total gains (losses) realized/unrealized:
Included in earnings	—	(286)	(375)	(88)	(250)	(396)
Unrealized gains (losses) included in other comprehensive income	9	—	—	137	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	351	—	—	577
Amortization of discount/premium	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance, March 31,	$1,654	27,081	(1,425)	2,399	27,495	(2,525)
The amount of total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31,	$—	(286)	(375)	(88)	(250)	(396)

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

	March 31, 2015				December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Impaired loans*	$—	—	3,282	3,282	—	—	28,588	28,588
Other loans held for sale	—	—	—	—	—	—	3,411	3,411
Other real estate	—	—	69,331	69,331	—	—	32,046	32,046
Other assets held for sale	$—	—	—	—	—	—	3,718	3,718

The following table presents fair value adjustments recognized for the three months ended March 31, 2015 and 2014 for the assets measured at fair value on a non-recurring basis.

	Three Months Ended March 31,
(in thousands)	2015	2014
Impaired loans*	$1,045	2,655
Other loans held for sale	—	303
Other real estate	6,681	2,637

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

March 31, 2015
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale:
Other Investments:

Trust preferred securities	1,654	Discounted cash flow analysis	Credit spread embedded in discount rate	485-585 bps (535 bps)

			Discount for lack of marketability(2)	0%-10% (0%)

Private equity investments	27,081	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies
				N/A

Visa derivative liability	1,425	Internal valuation	Estimated future cumulative deposits to the litigation escrow for settlement of the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty	N/A

March 31, 2015
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$3,282	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0% - 83% (34%) 0% - 10% (7%)

Other real estate	69,331	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0% - 42% (8%) 0% - 10% (7%)

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

December 31, 2014
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale:

Other Investments:

Trust preferred securities	1,645	Discounted cash flow analysis	Credit spread embedded in discount rate	600-675 bps (639 bps)

			Discount for lack of marketability(2)	0%-10% (0%)

Private equity investments	27,367	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies(2)
				N/A

Visa derivative liability	1,401	Internal valuation	Estimated future cumulative deposits to the litigation escrow for settlement of the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty	N/A

December 31, 2014
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$28,588	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0%-100% (46%) 0%-10% (7%)

Other loans held for sale	3,411	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0%-11% (7%) 0%-10% (7%)

Other real estate	32,046	Third party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0%-61% (16%) 0%-10% (7%)

Other assets held for sale	3,718	Third party appraised value of collateral less estimated selling costs or BOV	Discount to appraised value (2) Estimated selling costs	0%-100% (49%) 0%-10% (7%)

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
Private Equity Investments
In the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of private equity investments, significant judgment is required to value these investments. The significant unobservable inputs used in the fair value measurement of private equity investments include current operations, financial condition, and cash flows, comparables and private sales, when available, and recently executed financing transactions related to investee companies. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement.
Visa Derivative Liability
The fair value of the Visa derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract. Significant changes in any of these inputs in isolation could result in a significantly higher (lower) valuation of the Visa derivative liability. Also, additional funding into the escrow generally results in a proportional increase in our derivative liability.
Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at March 31, 2015 and December 31, 2014. The fair value represents management’s best estimates based on a range of methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans, interest bearing deposits (including brokered deposits), and long-term debt, the fair value amounts should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately.

The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$429,338	429,338	429,338	—	—
Interest bearing funds with Federal Reserve Bank	1,263,886	1,263,886	1,263,886	—	—
Interest earning deposits with banks	6,871	6,871	6,871	—	—
Federal funds sold and securities purchased under resale agreements	80,772	80,772	80,772	—	—
Trading account assets	20,002	20,002	179	19,823	—
Mortgage loans held for sale	89,245	89,245	—	89,245	—
Other loans held for sale	1,082	1,082	—	—	1,082
Investment securities available for sale	3,130,041	3,130,041	52,864	3,075,523	1,654
Private equity investments	28,126	28,126	—	1,045	27,081
Mutual funds held in rabbi trusts	11,384	11,384	11,384	—	—
Loans, net of deferred fees and costs	21,106,213	20,877,101	—	—	20,877,101
Derivative assets	35,494	35,494	—	35,494	—
Financial liabilities
Trading account liabilities	1,575	1,575	—	1,575	—
Non-interest bearing deposits	6,251,393	6,251,393	—	6,251,393	—
Interest bearing deposits	15,856,456	15,848,697	—	15,848,697	—
Federal funds purchased and securities sold under repurchase agreements	125,323	125,323	125,323	—	—
Long-term debt	2,189,769	2,243,405	—	2,243,405	—
Derivative liabilities	$36,030	36,030	—	34,605	1,425

	December 31, 2014
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$485,489	485,489	485,489	—	—
Interest bearing funds with Federal Reserve Bank	721,362	721,362	721,362	—	—
Interest earning deposits with banks	11,810	11,810	11,810	—	—
Federal funds sold and securities purchased under resale agreements	73,111	73,111	73,111	—	—
Trading account assets	13,863	13,863	—	13,863	—
Mortgage loans held for sale	63,328	63,328	—	63,328	—
Other loans held for sale	3,606	3,606	—	—	3,606
Investment securities available for sale	3,041,406	3,041,406	51,609	2,988,152	1,645
Private equity investments	28,362	28,362	—	995	27,367
Mutual funds held in rabbi trusts	11,252	11,252	11,252	—	—
Loans, net of deferred fees and costs	21,097,699	20,872,939	—	—	20,872,939
Derivative assets	32,117	32,117	—	32,117	—
Financial liabilities
Trading account liabilities	2,100	2,100	—	2,100	—
Non-interest bearing deposits	6,228,472	6,228,472	—	6,228,472	—
Interest bearing deposits	15,303,228	15,299,372	—	15,299,372	—
Federal funds purchased and securities sold under repurchase agreements	126,916	126,916	126,916	—	—
Salary stock units	1,206	1,206	1,206	—	—
Long-term debt	2,140,319	2,191,279	—	2,191,279	—
Derivative liabilities	$33,553	33,553	—	32,151	1,401

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
Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of March 31, 2015 and December 31, 2014, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.
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
Cash Flow Hedges
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of March 31, 2015, there were no cash flow hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus expects to reclassify from accumulated other comprehensive income (loss) $447 thousand of interest expense during the next twelve months as amortization of deferred losses is recorded.
Synovus did not terminate any cash flow hedges during 2015 or 2014. The remaining unamortized deferred net loss balance of all previously terminated cash flow hedges at March 31, 2015 and December 31, 2014 was $(1.0) million and $(1.1) million, respectively.
Fair Value Hedges
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair value of various fixed rate liabilities due to changes in the benchmark interest rate, LIBOR. Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of March 31, 2015, there were no fair value hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus did not terminate any fair value hedges during 2015 or 2014. The remaining unamortized deferred gain balance on all previously terminated fair value hedges at March 31, 2015 and December 31, 2014 was $6.8 million and $7.6 million, respectively. Synovus expects to reclassify from hedge-related basis adjustment, a component of long-term debt, $3.1 million of the deferred gain balance on previously terminated fair value hedges as a reduction to interest expense during the next twelve months as amortization of deferred gains is recorded.
Customer Related Derivative Positions

Synovus enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' consolidated balance sheet. Fair value changes are recorded in non-interest income in Synovus' consolidated statements of income. As of March 31, 2015, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.11 billion, an increase of $20.6 million compared to December 31, 2014.
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative contract was $1.4 million at March 31, 2015 and December 31, 2014, respectively. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract.
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
At March 31, 2015 and December 31, 2014, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $125.5 million and $73.4 million, respectively. The fair value of these commitments resulted in a gain of $1.1 million and $649 thousand for the three months ended March 31, 2015 and 2014, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At March 31, 2015 and December 31, 2014, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $170.5 million and $113.0 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans resulted in a gain of $5 thousand and a loss of $(969) thousand for the three months ended March 31, 2015 and 2014, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
Collateral Contingencies
Certain derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. As Synovus’ current rating is below investment grade, Synovus is required to post collateral, as required by each agreement, against these positions. Additionally, as of June 10, 2013, the CCC became mandatory for certain trades as required under the Dodd-Frank Act. These derivative transactions also carry collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As trades are migrated to the CCC, dealer counterparty exposure will be reduced, and higher notional amounts of Synovus' derivative instruments will be housed at the CCC, a highly regulated and well-capitalized entity. As of March 31, 2015, collateral totaling $67.5 million consisting of Federal funds sold was pledged to the derivative counterparties, including $7.6 million with the CCC, to comply with collateral requirements.

The impact of derivative instruments on the consolidated balance sheets at March 31, 2015 and December 31, 2014 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
(in thousands)	Location on Consolidated Balance Sheet	March 31, 2015	December 31, 2014	Location on Consolidated Balance Sheet	March 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$33,183	30,904	Other liabilities	$33,856	31,398
Mortgage derivatives	Other assets	2,311	1,213	Other liabilities	749	753
Visa derivative		—	—	Other liabilities	1,425	1,401
Total derivatives not designated as hedging instruments		$35,494	32,117		$36,030	33,552

The pre-tax effect of fair value hedges on the consolidated statements of income for the three months ended March 31, 2015 and 2014 is presented below.

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
(in thousands)		Three Months Ended March 31,
Derivatives not designated as hedging instruments		2015	2014
Interest rate contracts(1)	Other non-interest income	$(179)	104
Mortgage derivatives(2)	Mortgage banking income	1,102	(320)
Total		$923	(216)

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third party investors.
During the three months ended March 31, 2015 and 2014, Synovus reclassified $774 thousand and $914 thousand, respectively, from hedge-related basis adjustment, a component of long-term debt, as a reduction to interest expense. These deferred gains relate to hedging relationships that have been previously terminated and are reclassified into earnings over the remaining life of the hedged items.

Note 12 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Basic Net Income Per Common Share:
Net income available to common shareholders	$51,404	45,857
Weighted average common shares outstanding	134,933	138,932
Net income per common share, basic	0.38	0.33

Diluted Net Income Per Common Share:
Net income available to common shareholders	51,404	45,857
Weighted average common shares outstanding	134,933	138,932
Potentially dilutive shares from assumed exercise of securities or other contracts to purchase common stock	811	572
Weighted average diluted common shares	135,744	139,504
Net income per common share, diluted	0.38	0.33

A reverse stock split became effective on May 16, 2014, and Synovus' shares of common stock began trading on a post-split basis on the NYSE at the opening of trading on May 19, 2014. Share and per share amounts for prior periods included in this Report have been adjusted to reflect the one-for-seven reverse stock split.
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
As of March 31, 2015 and 2014, there were 3.1 million and 3.5 million, respectively, potentially dilutive shares related to common stock options and Warrants to purchase shares of common stock that were outstanding during 2015 and 2014, but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.
Note 13 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At March 31, 2015, Synovus had a total of 6,696,079 shares of its authorized but unissued common stock reserved for future grants under the 2013 Omnibus Plan. The 2013 Omnibus Plan authorizes 8,571,429 common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units, and performance share units) count as two share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. The Plan permits grants of share-based compensation including stock options, restricted share units, market restricted share units, and performance share units. The grants generally include vesting periods ranging from three to five years and contractual terms of ten years. Stock options are granted at exercise prices which equal the fair value of a share of common stock on the grant-date. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units, market restricted share units, and performance share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
Share-based Compensation Expense
Share-based compensation costs associated with employee grants are recorded as a component of salaries and other personnel expense in the consolidated statements of income. Share-based compensation costs associated with grants made to non-employee directors of Synovus are recorded as a component of other operating expenses. Total share-based compensation expense was $3.2 million for the three months ended March 31, 2015 and $2.2 million for the three months ended March 31, 2014.

Stock Options
No stock option grants were made during the three months ended March 31, 2015. At March 31, 2015, there were 2,361,598 outstanding options to purchase shares of common stock with a weighted average exercise price of $45.13.
Restricted Share Units, Performance Share Units, and Market Restricted Share Units
During the three months ended March 31, 2015, Synovus awarded 291,754 restricted share units that have a service-based vesting period of three years and awarded 82,152 performance share units that vest upon service conditions and performance conditions. Synovus also granted 82,152 market restricted share units during the three months ended March 31, 2015. The weighted average grant-date fair value of the awarded restricted share units, performance share units and market restricted share units was $28.30 per share. Market restricted share units and performance share units are granted at target and are compared annually to required market and performance metrics. The performance share units vest upon meeting certain service and performance conditions. Return on average assets (ROAA) performance will be evaluated each year over a three-year performance period, with share distribution determined at the end of the three years. The number of performance share units that will ultimately vest ranges from 0% to 150% of target based on Synovus' three-year weighted average ROAA (as defined). The market restricted share units have a three-year service-based vesting component as well as a total shareholder return multiplier. The number of market restricted share units that will ultimately vest ranges from 75% to 125% of target based on Synovus' total shareholder return (TSR). At March 31, 2015, including dividend equivalents granted, there were 1,099,065 restricted share units, performance share units and market restricted share units outstanding with a weighted average grant-date fair value of $24.80.
Note 14 - Legal Proceedings
Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. Synovus, like many other financial institutions, has been the target of numerous legal actions and other proceedings asserting claims for damages and related relief for losses resulting from the recent financial crisis. These actions include claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including several purported putative class action matters. In addition to actual damages if Synovus does not prevail in such asserted legal action, credit-related litigation could result in additional write-downs or charge-offs of assets, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off occurred.
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of March 31, 2015 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
In addition, where Synovus determines that there is a reasonable possibility of a loss in respect of legal matters, including those legal matters described below, Synovus considers whether it is able to estimate the total reasonably possible loss or range of loss. An event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely." An event is "remote" if "the chance of the future event occurring is more than slight but less than reasonably possible." In many situations, Synovus may be unable to estimate reasonably possible losses due to the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. For those legal matters where Synovus is able to estimate a range of reasonably possible losses, management currently estimates the aggregate range from our outstanding litigation, including, without limitation, the matters described below, is from zero to $15 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be higher. As there are further developments in these legal matters, Synovus will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations for any particular period.
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
On August 23, 2014, Synovus reached a settlement in principle with plaintiffs' counsel to settle the Posting Order Litigation. Under the settlement in principle, Synovus shall cause to be paid $3.75 million plus payment of $150,000 in settlement expenses (the "Posting Order Settlement Payment") in exchange for broad releases, dismissal with prejudice of the Posting Order Litigation and other material and customary terms and conditions. The District Court granted final approval of the Posting Order Settlement Payment on April 2, 2015.
TelexFree Litigation
On October 22, 2014, several pending lawsuits were consolidated into a multi-district putative class action case captioned In re: TelexFree Securities Litigation, MDL Number 4:14-md2566-TSH, United States District Court District of Massachusteets. Synovus Financial Corp. and Synovus Bank were named as defendants with numerous other defendants in the purported class action lawsuit.   An Amended Complaint was filed on March 31, 2015 which consolidated and amended the claims previously asserted. The claims against Synovus Financial Corp. were dismissed by Plaintiffs on April 10, 2015 so now, as to Synovus- related entities, only claims against Synovus Bank remain pending.   TelexFree was a merchant customer of Base Commerce, LLC “Base Commerce”, an independent sales organization/member service provider sponsored by Synovus Bank. The purported class action lawsuit generally alleges that TelexFree engaged in an improper multi-tier marketing scheme involving voice-over Internet protocol telephone services and that the various defendants, including Synovus Bank, provided financial services to TelexFree that allowed TelexFree to conduct its business operations.
Synovus Bank believes it has substantial defenses related to these purported claims and intends to vigorously defend the claims asserted. Synovus currently cannot reasonably estimate losses attributable to this matter.
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

(13)
the impact of recent and proposed changes in governmental policy, laws and regulations, including proposed and recently enacted changes in the regulation of banks and financial institutions, or the interpretation or application thereof, including restrictions, increased capital requirements, limitations and/or penalties arising from banking, securities and insurance laws, enhanced regulations and examinations and restrictions on compensation;

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

(18)
the risk that we may be unable to pay dividends on our common stock or Series C Preferred Stock or obtain any applicable regulatory approval to take certain capital actions, including any increases in dividends on our common stock, any repurchases of common stock (including repurchases under the current share repurchase program) or any other issuance or redemption of any other regulatory capital instruments;

(19)
our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions (including repurchases under the current share repurchase program);

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

(25)	the effects of any damages to Synovus' reputation resulting from developments related to any of the items identified above; and

(26)
other factors and other information contained in this Report, other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in “Part I-Item 1A. Risk Factors” of Synovus' 2014 Form 10-K.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I-Item 1A. Risk Factors” and other information contained in Synovus' 2014 Form 10-K and our other periodic filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, that we file from time to time with the SEC. All written or oral forward-

looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. You should not place undue reliance on any forward-looking statements since those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking information and statements, whether written or oral, to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.
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
The following financial review summarizes the significant trends affecting Synovus’ results of operations and financial condition for the three months ended March 31, 2015 and 2014. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2014 Form 10-K.
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

DISCUSSION OF RESULTS OF OPERATIONS
Consolidated Financial Highlights

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2015	2014	Change
Net interest income	$203,263	200,514	1.4%
Provision for loan losses	4,397	9,511	(53.8)
Non-interest income	65,854	70,182	(6.2)
Adjusted non-interest income(1)	65,129	63,062	3.3
Non-interest expense	178,908	184,161	(2.9)
Adjusted non-interest expense(1)	167,367	167,060	0.2
Income before income taxes	85,812	77,024	11.4
Adjusted pre-tax, pre-credit costs income(1)	101,025	96,516	4.7
Net income	53,963	48,416	11.5
Net income available to common shareholders	51,404	45,857	12.1
Net income per common share, basic	0.38	0.33	15.4
Net income per common share, diluted	0.38	0.33	15.2
Net interest margin	3.28%	3.39	(11) bps
Net charge-off ratio	0.23	0.30	(7) bps

	March 31, 2015	December 31, 2014	Sequential Quarter Change	March 31, 2014	Year Over Year Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$21,106,213	21,097,699	8,514	$20,159,004	947,209
Total deposits	22,107,849	21,531,700	576,149	20,950,891	1,156,958
Total average deposits	21,615,049	21,336,007	279,042	20,725,259	889,790
Average core deposits(1)	20,020,227	19,733,653	286,574	19,490,412	529,815
Average core deposits excluding average state, county, and municipal (SCM) deposits(1)	17,796,034	17,548,896	247,138	17,125,316	670,718

Non-performing assets ratio	1.28%	1.35	(7) bps	2.46%	(118) bps
Non-performing loans ratio	0.92	0.94	(2) bps	1.91	(99) bps
Past due loans over 90 days	0.02	0.02	—	0.03	(1) bp

Tier 1 capital(2)	$2,592,618	2,543,625	48,993	$2,430,790	161,828
Common equity Tier 1 capital (transitional)(2)	2,592,618	N/A	N/A	N/A	N/A
Tier 1 common equity(1)(2)	N/A	2,407,645	N/A	2,294,810	N/A
Total risk-based capital(2)	3,039,552	2,987,406	52,146	2,981,130	58,422
Tier 1 capital ratio(2)	10.80%	10.86	(6) bps	10.85%	(5) bps
Common equity Tier 1 capital ratio (transitional)(2)	10.80	N/A	N/A	N/A	N/A
Tier 1 common equity ratio(1)(2)	N/A	10.28	N/A	10.24	N/A
Total risk-based capital ratio(2)	12.66	12.75	(9) bps	13.31	(65) bps
Total shareholders’ equity to total assets ratio	10.97	11.24	(27) bps	11.34	(37) bps
Tangible common equity to tangible assets ratio(1)	10.43	10.69	(26) bps	10.78	(35) bps

(1)	See reconciliation of “Non-GAAP Financial Measures” in this Report.

(2)	March 31, 2015 regulatory capital determined under Basel III transitional capital rules. Prior periods were determined under Basel I capital rules.
Results for the Three Months Ended March 31, 2015
For the three months ended March 31, 2015, net income available to common shareholders was $51.4 million, or $0.38 per diluted common share, compared to net income available to common shareholders of $50.6 million, or $0.37 per diluted common share for the three months ended December 31, 2014, and net income available to common shareholders of $45.9 million or $0.33 per diluted common share for the three months ended March 31, 2014.

Results for the three months ended March 31, 2015 reflect continued broad-based improvement in credit quality as the NPL ratio declined to 0.92% at March 31, 2015 from 0.94% at December 31, 2014 and 1.91% a year ago. Additionally, other real estate balances declined $10.7 million, or 12.5%, and $36.0 million, or 32.5%, compared to December 31, 2014, and March 31, 2014, respectively. Credit costs totaled $15.7 million for the three months ended March 31, 2015, compared to $16.4 million for the three months ended December 31, 2014, and $17.6 million for the three months ended March 31, 2014. Net charge-offs for the three months ended March 31, 2015 totaled $12.3 million, or 0.23% of average loans annualized, down $3.9 million from $16.3 million in the fourth quarter of 2014 and down $2.8 million from $15.2 million in the first quarter of 2014. Total non-performing assets were $270.1 million at March 31, 2015, down $16.7 million, or 5.8%, from the previous quarter, and down $228.1 million, or 45.8%, from the first quarter of 2014.
Adjusted pre-tax, pre-credit costs income (which excludes provision for loan losses, other credit costs, restructuring charges, securities gains and losses, gain on the Memphis transaction, and certain other items) was $101.0 million for the first quarter of 2015, an increase of $1.4 million from $99.6 million for the previous quarter and an increase of $4.5 million, or 4.7%, as compared to the first quarter of 2014. The sequential quarter increase of $1.4 million in adjusted pre-tax, pre-credit costs income was primarily due to a decline in adjusted non-interest expense of $5.0 million and an increase in adjusted non-interest income of $580 thousand partially offset by the impact of two fewer calendar days with a decline in net-interest income of $4.2 million. Compared to the three months ended March 31, 2014, adjusted pre-tax, pre-credit costs income grew $4.5 million primarily from an increase in net interest income of $2.7 million with year-over-year average loan growth of $1.03 billion or 5.1% and an increase of $2.1 million in adjusted non-interest income. See reconciliation of "Non-GAAP Financial Measures" in this Report.
The net interest margin declined six basis points to 3.28% compared to 3.34% in the previous quarter and was eleven basis points below the first quarter of 2014 net interest margin of 3.39%. The yield on earning assets was 3.73%, a decline of five basis points from the fourth quarter of 2014, and the effective cost of funds increased one basis point to 0.45%. Compared to the first quarter of 2014, the yield on earning assets declined thirteen basis points from 3.86% and the effective cost of funds declined two basis points from 0.47%.
At March 31, 2015, total loans outstanding were $21.11 billion, a sequential quarter increase of $8.5 million and a year-over-year increase of $947.2 million, or 4.7%. Total average loans grew $254.1 million or 4.9% annualized from the previous quarter and $1.03 billion or 5.1% as compared to the first quarter of 2014.
At March 31, 2015, total deposits were $22.11 billion and total average deposits were $21.62 billion, with total average deposits up $279.0 million or 5.3% annualized from the previous quarter. Average core deposits ended the quarter at $20.02 billion, up $286.6 million, or 5.9%, compared to the fourth quarter of 2014. Average core deposits excluding average state, county, and municipal (SCM) deposits grew $247.1 million, or 5.7% annualized, over the fourth quarter of 2014 and $670.7 million, or 3.9%, over the first quarter of 2014. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Synovus continued to return capital to shareholders during the quarter, acquiring an additional $59.1 million of common stock. Since October 2014 through March 31, 2015, Synovus has repurchased $147.2 million of common stock. Additionally, during the first quarter of 2015, Synovus declared a quarterly common stock dividend of $0.10 per share, representing a 43% increase from the dividend declared during the first quarter of 2014. Total shareholders' equity was $3.03 billion at March 31, 2015, compared to $3.04 billion at December 31, 2014, and $3.00 billion at March 31, 2014.
Changes in Financial Condition
During the three months ended March 31, 2015, total assets increased $582.6 million from $27.05 billion at December 31, 2014 to $27.63 billion. The principal component of this increase was an increase of $542.5 million in interest bearing funds with the Federal Reserve Bank. An increase of $576.2 million in deposits drove the increase in interest bearing funds at the Federal Reserve Bank.

Loans
The following table compares the composition of the loan portfolio at March 31, 2015, December 31, 2014, and March 31, 2014.

(dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2015 vs. December 31, 2014 % Change(1)	March 31, 2014	March 31, 2015 vs. March 31, 2014 % Change
Investment properties	$5,224,063	5,209,771	1.1%	$4,743,183	10.1%
1-4 family properties	1,123,615	1,134,807	(4.0)	1,169,560	(3.9)
Land acquisition	559,337	575,670	(11.5)	674,511	(17.1)
Total commercial real estate	6,907,015	6,920,248	(0.8)	6,587,254	4.9
Commercial, financial and agricultural	6,218,171	6,224,348	(0.4)	5,960,435	4.3
Owner-occupied	4,089,663	4,049,725	4.0	4,000,847	2.2
Total commercial and industrial	10,307,834	10,274,073	1.3	9,961,282	3.5
Home equity lines	1,672,038	1,683,998	(2.9)	1,601,757	4.4
Consumer mortgages	1,702,388	1,694,061	2.0	1,504,213	13.2
Credit cards	242,257	253,649	(18.2)	253,149	(4.3)
Other retail	304,049	302,460	2.1	279,785	8.7
Total retail	3,920,732	3,934,168	(1.4)	3,638,904	7.7
Total loans	21,135,581	21,128,489	0.1	20,187,440	4.7
Deferred fees and costs, net	(29,368)	(30,790)	(18.7)	(28,436)	3.3
Total loans, net of deferred fees and costs	$21,106,213	21,097,699	0.2%	$20,159,004	4.7%

(1) Percentage changes are annualized
At March 31, 2015, total loans were $21.11 billion, an increase of $947.2 million or 4.7% compared to March 31, 2014, driven by balanced growth across the entire loan portfolio. Annual loan growth for 2015 is currently expected to be in the mid single-digits.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at March 31, 2015 were $17.21 billion or 81.5% of the total loan portfolio compared to $17.19 billion, or 81.4%, at December 31, 2014 and $16.55 billion, or 82.0%, at March 31, 2014.
At both March 31, 2015 and December 31, 2014, Synovus had 25 commercial loan relationships with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at both March 31, 2015 and December 31, 2014 was approximately $36 million.
Commercial and Industrial Loans
The C&I portfolio represents the largest category of Synovus' total loan portfolio and is currently concentrated on small to middle market commercial and industrial lending dispersed throughout a diverse group of industries in the Southeast, including health care and social assistance, manufacturing, retail trade, real-estate related industries, wholesale trade, and finance and insurance as shown in the following table (aggregated by NAICS code). Loans in the health care and social assistance industry have grown approximately $62 million or 13.4% annualized from December 31, 2014, as specialized lending units continue to build relationships in senior housing, medical office lending, and other health care related areas. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are primarily originated through Synovus' local market banking divisions and made to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. In accordance with Synovus' uniform lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. Approximately 92% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral.
Total C&I loans at March 31, 2015 were $10.31 billion, or 48.8% of the total loan portfolio compared to $10.27 billion, or 48.6% of the total loan portfolio at December 31, 2014 and $9.96 billion, or 49.4% of the total loan portfolio at March 31, 2014. C&I loans grew $33.8 million or 1.3% annualized from December 31, 2014, driven primarily by increases in specialty units such as senior housing and equipment finance.

Commercial and Industrial Loans by Industry	March 31, 2015		December 31, 2014
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$1,929,861	18.7%	1,868,278	18.0%
Manufacturing	886,880	8.6	878,492	8.4
Retail trade	806,228	7.8	814,882	7.9
Real estate and rental and leasing	695,822	6.7	723,239	7.0
Wholesale trade	668,616	6.5	627,736	6.0
Finance and insurance	644,217	6.2	684,319	6.5
Professional, scientific, and technical services	594,570	5.8	590,362	5.7
Real estate other	485,313	4.7	499,296	4.8
Accommodation and food services	445,045	4.3	438,745	4.2
Construction	419,613	4.1	432,521	4.2
Agriculture, forestry, fishing, and hunting	363,209	3.5	366,041	3.5
Transportation and warehousing	276,285	2.7	250,221	2.4
Information	244,697	2.4	239,996	2.3
Administration, support, waste management, and remediation	229,616	2.2	247,226	2.4
Educational services	222,684	2.2	227,272	2.2
Other services	852,854	8.3	860,105	8.3
Other industries	542,324	5.3	631,928	6.2
Total commercial and industrial loans	$10,307,834	100.0%	$10,380,659	100.0%

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
The Corporate Banking Group provides lending solutions to larger corporate clients and includes specialty units such as syndications, senior housing, and equipment finance. These units partner with Synovus' local bankers to build relationships across the five-state footprint, as well as the southeastern and southwestern United States. To date, loan syndications consist primarily of loans where Synovus is participating in the credit (versus being the lead bank). Senior housing loans are typically extended to borrowers in the assisted living, independent living, or memory care facilities sectors. The equipment finance group originates loans to small, middle, and large commercial banking customers, and the formation of this group has further strengthened the equipment financing line of business and signals Synovus' continued commitment to offer a broad range of expertise, products, and services to commercial customers. The Corporate Banking Group also originates direct loans to well-capitalized public companies and larger private companies that operate in the five-state footprint as well as other states in the Southeast.
At March 31, 2015, $6.22 billion of C&I loans, or 29.4% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, and other business assets.
At March 31, 2015, $4.09 billion of C&I loans, or 19.4% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominately secured by owner-occupied properties and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist of investment properties loans, 1-4 family properties loans, and land acquisition loans. CRE loans are primarily originated through Synovus' local market banking divisions. These loans are subject to the same uniform lending policies referenced above. Total CRE loans, which represent 32.7% of the total loan portfolio at March 31, 2015, were $6.91 billion compared to $6.92 billion or 32.8% of the total loan portfolio at December 31, 2014 and $6.59 billion or 32.6% of the total loan portfolio at March 31, 2014. CRE loans declined $13.2 million or 0.8% annualized from December 31, 2014, primarily as a result of planned reductions in land acquisition and 1-4 family properties loans. CRE loans increased $319.8 million or 4.9% from March 31, 2014 primarily as a result of growth in investment properties loans being partially offset by planned reductions in land acquisition and 1-4 family properties loans.

Investment Properties Loans
Total investment properties loans as of March 31, 2015 were $5.22 billion, or 75.6% of the total CRE portfolio and 24.8% of the total loan portfolio, compared to $5.21 billion or 75.3% of the total CRE portfolio, and 24.7% of the total loan portfolio at December 31, 2014. Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses, and other commercial development properties. Synovus' investment properties portfolio is well diversified with no concentration by property type, geography (other than the fact that most of these loans are in Synovus' primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida), or tenants. These loans have been underwritten with stressed interest rates and vacancies with short-term maturities (three years or less) allowing for restructuring opportunities that reduce Synovus' overall risk exposure. The investment properties loans are primarily secured by the property being financed by the loans; however, these loans may also be secured by real estate or other assets beyond the property being financed.
1-4 Family Properties Loans
At March 31, 2015, 1-4 family properties loans totaled $1.12 billion, or 16.3% of the total CRE portfolio and 5.3% of the total loan portfolio, compared to $1.13 billion, or 16.4% of the total CRE portfolio and 5.4% of the total loan portfolio at December 31, 2014. 1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Underwriting standards for these types of loans include stricter approval requirements as well as more stringent underwriting standards than current regulatory guidelines. Construction and residential development loans are generally interest-only loans and typically have maturities of three years or less, and 1-4 family rental properties generally have maturities of three to five years, with amortization periods of up to fifteen to twenty years.
Land Acquisition Loans
Total land acquisition loans were $559.3 million at March 31, 2015, or 2.6% of the total loan portfolio, a decline of $16.3 million or 11.5% annualized from December 31, 2014. Land acquisition loans are secured by land held for future development, typically in excess of one year. These loans have short-term maturities and are typically unamortized. Land securing these loans is substantially within the Synovus footprint, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). Generally, the maximum loan-to-value at the time of origination or refinancing is aligned with regulatory requirements. Synovus has continued to reduce its exposure to these types of loans.
Retail Loans
Retail loans at March 31, 2015 totaled $3.92 billion, representing 18.5% of the total loan portfolio compared to $3.93 billion, or 18.6% of the total loan portfolio at December 31, 2014 and $3.64 billion or 18.0% of the total loan portfolio at March 31, 2014.
The retail loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, home equity lines, credit card loans, automobile loans, and other retail loans. The majority of Synovus' retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Substantially all retail loans are to in-market borrowers with no indirect lending products, which increases opportunities for cross-selling. Credit card loans totaled $242.3 million at March 31, 2015, including $58.2 million of commercial credit card loans. The commercial credit card loans relate to Synovus' commercial customers who utilize corporate credit cards for various business activities.
Retail loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores (most recently measured as of December 31, 2014). At December 31, 2014, weighted-average FICO scores within the residential real estate portfolio were 772 for HELOCs and 735 for consumer mortgages . Conservative debt-to-income ratios (average HELOC debt to income ratio of loans originated) were maintained in the first quarter of 2015 at 31.3% compared to 30.8% in the fourth quarter of 2014. HELOC utilization rates (total amount outstanding as a percentage of total available lines) of 60.5% and 61.3% at March 31, 2015 and December 31, 2014, respectively, and loan-to-value ratios based upon prudent guidelines were maintained to ensure consistency with Synovus' overall risk philosophy. At March 31, 2015, 34% of home equity line balances were secured by a first lien, and 66% were secured by a second lien. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.

Risk levels 1-6 (descending) are assigned to retail loans based upon a risk score matrix. At least annually, the retail loan portfolio data is sent to a consumer credit reporting agency for a refresh of customers' credit scores. The most recent credit score refresh was completed as of December 31, 2014. Management reviews the refreshed scores to monitor the credit risk migration of the retail loan portfolio, which impacts the allowance for loan losses. Management also considers the results from the refreshed scores for possible changes in underwriting policies. Revolving lines of credit are regularly reviewed for any material change in financial circumstances, and when appropriate, the line of credit may be suspended.
Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of the origination date or, if the loan has been refinanced, as of the refinance date, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' retail lending strategy, and Synovus does not currently develop or offer specific higher-risk consumer loans, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of March 31, 2015, it had $127.7 million of higher-risk consumer loans (3.3% of the retail portfolio and 0.6% of the total loan portfolio). Included in this amount is approximately $16 million of accruing TDRs. Synovus makes retail lending decisions based upon a number of key credit risk determinants including FICO scores as well as bankruptcy predictor scores, loan-to-value, and debt-to-income ratios.
Other Real Estate
The carrying value of ORE was $74.8 million, $85.5 million, and $110.8 million at March 31, 2015, December 31, 2014, and March 31, 2014, respectively. As of March 31, 2015, the ORE carrying value reflects cumulative write-downs totaling approximately $83 million, or 53% of the related loans' unpaid principal balance. During the three months ended March 31, 2015 and 2014, $5.4 million and $12.9 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value less costs to sell. During the three months ended March 31, 2015 and 2014, Synovus recognized foreclosed real estate expense, net, of $9.5 million and $5.7 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $7.3 million and $4.8 million for the three months ended March 31, 2015 and 2014, respectively.
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

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of average deposits for the time periods indicated.

Composition of Average Deposits
		Three Months Ended
(dollars in thousands)	March 31, 2015	%(1)	December 31, 2014	%(1)	March 31, 2014	%(1)
Non-interest bearing demand deposits	$6,108,558	28.3%	$6,110,047	28.6%	$5,537,090	26.7%
Interest bearing demand deposits	3,800,476	17.6	3,781,389	17.7	3,878,590	18.7
Money market accounts, excluding brokered deposits	6,210,704	28.7	6,009,897	28.2	6,077,357	29.3
Savings deposits	649,597	3.0	638,813	3.0	616,962	3.0
Time deposits, excluding brokered deposits	3,250,892	15.0	3,193,507	15.0	3,380,413	16.3
Brokered deposits	1,594,822	7.4	1,602,354	7.5	1,234,847	6.0
Total average deposits	$21,615,049	100.0	$21,336,007	100.0	$20,725,259	100.0
Average core deposits(2)	$20,020,227	92.6	$19,733,653	92.5	$19,490,412	94.0
Average core deposits excluding average SCM deposits(2)	$17,796,034	82.3	$17,548,896	82.3	$17,125,316	82.6

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See reconciliation of “Non-GAAP Financial Measures” in this Report.

During the first quarter of 2015, total average deposits increased $279.0 million, or 5.3% annualized, compared to the fourth quarter of 2014, and increased $889.8 million, or 4.3%, compared to the first quarter of 2014. Average core deposits were up $286.6 million, or 5.9% annualized, compared to the prior quarter, and up $529.8 million, or 2.7%, compared to the first quarter a year ago. Average core deposits excluding average state, county, and municipal (SCM) deposits grew $247.1 million, or 5.7%, over the prior quarter and $670.7 million, or 3.9%, over the first quarter of 2014. The increase in deposits during the quarter was largely due to growth in money market and time deposit products. Additionally, average non-interest bearing demand deposits, excluding average SCM deposits, grew 4.5% annualized compared to the prior quarter and grew 10.8% over the prior year quarter. Average non-interest bearing demand deposits as a percentage of total average deposits was 28.3% for the three months ended March 31, 2015, compared to 28.6% for the three months ended December 31, 2014 and 26.7% for the three months ended March 31, 2014. See reconciliation of “Non-GAAP Financial Measures” in this Report.
Average time deposits of $100,000 and greater for the three months ended March 31, 2015, December 31, 2014 and March 31, 2014 were $3.34 billion, $3.29 billion, and $2.98 billion respectively, and included average brokered time deposits of $1.41 billion, $1.41 billion, and $1.03 billion, respectively. These larger deposits represented 15.4%, 15.4%, and 14.4% of total average deposits for the three months ended March 31, 2015, December 31, 2014, and March 31, 2014, respectively, and included brokered time deposits which represented 6.5%, 6.6%, and 5.0% of total average deposits for the three months ended March 31, 2015, December 31, 2014, and March 31, 2014, respectively.
During the first quarter of 2015, total average brokered deposits represented 7.4% of Synovus' total average deposits compared to 7.5% and 6.0% of total average deposits the previous quarter and the first quarter a year ago, respectively.

Non-interest Income
Non-interest income for the three months ended March 31, 2015 was $65.9 million compared to $70.2 million for the three months ended March 31, 2014. Adjusted non-interest income, which excludes net investment securities gains and the prior year net gain of $5.8 million from the Memphis transaction, increased $2.1 million, or 3.3%, for the three months ended March 31, 2015, compared to the same period a year ago, driven primarily by increases in mortgage banking income, brokerage revenue, and gains from sales of SBA loans. See reconciliation of "Non-GAAP Financial Measures" in this Report.
The following table shows the principal components of non-interest income.

Non-interest Income	Three Months Ended March 31,
(in thousands)	2015	2014
Service charges on deposit accounts	$19,133	19,214
Fiduciary and asset management fees	11,571	11,033
Brokerage revenue	7,251	6,213
Mortgage banking income	6,484	3,511
Bankcard fees	8,077	7,518
Investment securities gains, net	725	1,331
Other fee income	5,246	4,863
Gain on sale of Memphis branches, net	—	5,789
Other non-interest income	7,367	10,710
Total non-interest income	$65,854	70,182

Principal Components of Non-interest Income
Service charges on deposit accounts for the three months ended March 31, 2015 were $19.1 million, down slightly by $81 thousand, or 0.4%, compared to the three months ended March 31, 2014. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were $8.7 million for the three months ended March 31, 2015, an increase of $323 thousand, or 3.9%, compared to the three months ended March 31, 2014, due to an increase in overdraft service utilization rates and higher Regulation E opt-in rates (Regulation E limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine and debit card transactions that overdraw a customer's account unless the customer affirmatively consents, or opts-in, to the institution's payment of overdrafts for these transactions). Account analysis fees were $5.8 million for the three months ended March 31, 2015, down $223 thousand, or 3.7%, compared to the three months ended March 31, 2014, primarily due to higher earnings credit balances and a decline in the number of accounts on analysis. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $4.7 million for the three months ended March 31, 2015, down $180 thousand, or 3.7%, compared to the same period in 2014, with more retail customers meeting requirements to qualify for fee waivers on checking products.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management, and financial planning services. Fiduciary and asset management fees were $11.6 million for the three months ended March 31, 2015, an increase of $538 thousand, or 4.9%, compared to the same period in 2014 due to new talent acquisition in strategic markets and an increase in assets-under-management of approximately 9.0%.
Brokerage revenue, which consists primarily of brokerage commissions, was $7.3 million for the three months ended March 31, 2015, up $1.0 million, or 16.7%, compared to the three months ended March 31, 2014. The year-over-year increase was largely due to the unfavorable impact of severe winter weather on transactions during the first quarter of 2014. Additionally, the increase was driven by talent acquisition of commission-based financial consultants and brokers and a favorable increase in customer fee-based assets-under-management.
Mortgage banking income increased $3.0 million, or 84.7%, for the three months ended March 31, 2015, when compared to the same period in 2014, due primarily to an increase in mortgage production of 72.3%. Synovus currently expects further increases in mortgage revenue from first quarter 2015 levels in the second quarter of 2015.
Bankcard fees increased $559 thousand, or 7.4%, for the three months ended March 31, 2015, compared to the same period in 2014, due primarily to an increase in transaction volume. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $3.4 million, up $146 thousand, or 4.5%, for the three months ended

March 31, 2015, compared to the same period in 2014. Credit card interchange fees were $5.6 million, up $347 thousand, or 6.7%, for the three months ended March 31, 2015, compared to the same period in 2014.
Other fee income includes fees for letters of credit, safe deposit box fees, access fees for automated teller machine use, customer swap dealer fees, and other service charges. Other fee income increased $383 thousand, or 7.9%, for the three months ended March 31, 2015, compared to the same period in 2014 due primarily to an increase in customer swap dealer fees.
The 2014 gain on sale of Memphis branches consists of a gain, net of associated costs, from the sale of certain loans, premises, deposits, and other assets and liabilities of the Memphis, Tennessee operations of Trust One Bank, a division of Synovus Bank on January 17, 2014. Please see "Note 4 - Sale of Branches" of this Report for further explanation of this transaction.
The main components of other non-interest income are income from company-owned life insurance policies, gains from sales of SBA loans, insurance commissions, card sponsorship fees, and other miscellaneous items. Other non-interest income was $7.4 million for the three months ended March 31, 2015, compared to $10.7 million for the same period in 2014. Other non-interest income for the first quarter of 2014 included a $3.1 million gain from the sale of a branch property. Gains from sales of SBA loans totaled $1.5 million during the first quarter of 2015, up from $383 thousand during the first quarter of 2014. Synovus has an increased focus on the SBA lending line of business and expects an increase in SBA gains for the full year 2015 compared to 2014.
Non-interest Expense
Non-interest expense for the three months ended March 31, 2015 declined $5.3 million, or 2.9%, compared to the same period in 2014. Adjusted non-interest expense for the three months ended March 31, 2015, which excludes restructuring charges, credit costs, and Visa indemnification charges, increased $307 thousand, or 0.2%, compared to the same period in 2014. See "Non-GAAP Financial Measures" in this Report for applicable reconciliation.
The following table summarizes the components of non-interest expense for the three months ended March 31, 2015 and 2014.

Non-interest Expense
	Three Months Ended March 31,
(in thousands)	2015	2014
Salaries and other personnel expense	$96,488	93,445
Net occupancy and equipment expense	26,172	26,056
Third-party processing expense	10,343	10,097
FDIC insurance and other regulatory fees	6,957	9,645
Professional fees	5,594	7,677
Advertising expense	3,443	2,477
Foreclosed real estate expense, net	9,496	5,681
Visa indemnification charges	375	396
Restructuring charges, net	(107)	8,577
Other operating expenses	20,147	20,110
Total non-interest expense	$178,908	184,161

Salaries and other personnel expenses increased $3.0 million, or 3.3%, for the three months ended March 31, 2015, compared to the same period in 2014 primarily due to annual merit increases and additional variable compensation associated with higher mortgage and brokerage revenue. Additionally, higher deferred compensation expense driven by market-based valuations contributed $1.0 million to the year over year increase with $517 thousand of the post-employment benefit expense offset in other income. These increases were somewhat offset by the decrease in salaries and other personnel expense resulting from the decline of 177, or 3.8%, in total headcount at March 31, 2015 vs. March 31, 2014. The decline in headcount was driven by the elimination of positions during 2014 in connection with branch closings, further refinement of our branch staffing model, and other efficiency initiatives.
Net occupancy and equipment expense was essentially flat at $26.2 million for the three months ended March 31, 2015, compared to $26.1 million for the same period in 2014. Synovus continues to invest in technology and rationalize its branch network which consists of 258 branches compared to 271 branches at March 31, 2014.

Third-party processing expense includes all third-party core operating system and processing charges. Third-party processing expense increased $247 thousand, or 2.4%, for the three months ended March 31, 2015, compared to the same period in 2014.
FDIC insurance costs and other regulatory fees declined $2.7 million, or 27.9%, for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to the significant improvement in credit metrics.
Professional fees declined $2.1 million, or 27.1%, for the three months ended March 31, 2015, compared to the same period in 2014. The decline in professional fees was driven by a decrease in attorney fees.
Advertising expense was $3.4 million for the three months ended March 31, 2015 compared to $2.5 million for the three months ended March 31, 2014. Advertising expense for the remainder of the year is expected to increase from first quarter levels based on increased levels of advertising spend related to our branding campaign as well as our product campaigns.
Foreclosed real estate costs of $9.5 million were up $3.8 million, or 67.2%, for the three months ended March 31, 2015, compared to the same period in 2014. Foreclosed real estate costs during the remainder of 2015 are expected to be lower than first quarter levels. For further discussion of foreclosed real estate, see the section captioned “Other Real Estate” of this Report.
Management currently expects that adjusted non-interest expense for the year ending December 31, 2015 will be approximately the same as in 2014 ($675 million). See "Non-GAAP Financial Measures" in Synovus' 2014 Form 10-K for applicable reconciliation.
Income Tax Expense
Income tax expense was $31.8 million and $28.6 million for the three months ended March 31, 2015 and March 31, 2014, respectively. The effective tax rate was 37.11% for the three months ended March 31, 2015 compared to 37.14% for the same period in 2014. Synovus currently expects an annual effective tax rate of approximately 36%-37% for the full year 2015. The actual effective income tax rate in future periods could be affected by items that are infrequent in nature, such as new legislation and changes in the deferred tax asset valuation allowance.
At March 31, 2015, the net deferred tax asset was $589.2 million, compared to $622.5 million at December 31, 2014. The decrease in the net deferred tax asset is primarily driven by the continued generation of taxable income.

CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the credit quality of its loan portfolio and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. Credit quality continued to improve during the first quarter of 2015 with non-performing assets declining by 5.8% sequentially to an ending non-performing assets ratio of 1.28%, past dues remaining at low levels, and the net charge-off ratio declining to 0.23%, down 8 basis points from the fourth quarter of 2014. The non-performing loans ratio has also continued to decline, ending the quarter at 0.92%.
The table below includes selected credit quality metrics.

Credit Quality Metrics	As of and for the Three Months Ended,
(dollars in thousands)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Provision for loan losses	$4,397	8,193	3,843	12,284	9,511
Other credit costs	11,273	8,213	11,858	4,635	8,128
Total credit costs	$15,670	16,406	15,701	16,919	17,639
Non-performing loans	194,232	197,757	242,382	259,547	384,324
Impaired loans held for sale(1)	1,082	3,606	338	2,045	3,120
Other real estate	74,791	85,472	81,636	101,533	110,757
Non-performing assets	$270,105	286,835	324,356	363,125	498,201
Non-performing loans as a % of total loans	0.92%	0.94	1.18	1.27	1.91
Non-performing assets as a % of total loans, other loans held for sale, and ORE	1.28%	1.35	1.57	1.77	2.46
NPL inflows	$26,059	32,630	32,988	34,321	35,460
Loans 90 days past due and still accruing	5,025	4,637	4,067	4,798	6,563
As a % of total loans	0.02%	0.02	0.02	0.02	0.03
Total past due loans and still accruing	$57,443	51,251	72,712	60,428	75,038
As a % of total loans	0.27%	0.24	0.35	0.30	0.37
Net charge-offs	$12,343	16,252	12,250	35,372	15,181
Net charge-offs/average loans	0.23%	0.31	0.24	0.69	0.30
Allowance for loan losses	$253,371	261,317	269,376	277,783	300,871
Allowance for loan losses as a % of total loans	1.20%	1.24	1.31	1.36	1.49

(1) Represent only impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value, less costs to sell, based primarily on estimated sales proceeds net of selling costs.
Total credit costs
Total credit costs (provision for loan losses plus other credit costs which consist primarily of foreclosed real estate expense, net,) for the quarters ended March 31, 2015 and March 31, 2014 were $15.7 million and $17.6 million, respectively, including provision for loan losses of $4.4 million and $9.5 million, respectively, and expenses related to foreclosed real estate of $9.5 million and $5.7 million, respectively. Total credit costs improved 4.5% on a sequential quarter basis and improved 11.2 % from the first quarter of 2014.
Non-performing Assets
Total NPAs were $270.1 million at March 31, 2015, a $16.7 million or 5.8% decrease from December 31, 2014 and a $228.1 million or 45.8% decrease from $498.2 million at March 31, 2014. The year-over-year decline in non-performing assets was primarily driven by significant balance reductions in legacy non-performing assets, a continued decline in NPL inflows, as well as asset dispositions. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate were 1.28% at March 31, 2015 compared to 1.35% at December 31, 2014, and 2.46% at March 31, 2014. Synovus currently expects that NPAs will continue to decline at a modest pace in 2015.
NPL inflows during the first quarter of 2015 were $26.1 million, down $9.4 million or 26.5% from the first quarter of 2014 inflows of $35.5 million.

NPL Inflows by Loan Type
	Three Months Ended March 31,
(in thousands)	2015	2014
Investment properties	$295	2,719
1-4 family properties	917	1,545
Land for future development	176	3,847
Total commercial real estate	1,388	8,111
Commercial, financial and agricultural	9,097	6,731
Owner-occupied	7,449	8,694
Total commercial and industrial	16,546	15,425
Home equity lines	3,978	3,203
Consumer mortgages	3,600	8,050
Credit cards	—	—
Other retail loans	547	671
Total retail	8,125	11,924
Total NPL inflows	$26,059	35,460

Past Due Loans
As a percentage of total loans outstanding, loans 90 days past due and still accruing interest continue to be at very low levels and were 0.02% at March 31, 2015 and 2014 and December 31, 2014. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments.
Troubled Debt Restructurings
Accruing TDRs were $313.4 million at March 31, 2015, compared to $348.4 million at December 31, 2014 and $495.4 million at March 31, 2014. At March 31, 2015, the allowance for loan losses allocated to these accruing TDRs was $17.6 million compared to $21.0 million at December 31, 2014 and $24.9 million at March 31, 2014. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At March 31, 2015, 40.9% or $128.1 million of accruing TDRs were graded as Pass (24.1%) or Special Mention (16.8%) loans. At March 31, 2015, troubled debt restructurings (accruing and non-accruing) were $383.2 million, a decrease of $39.9 million or 9.4% compared to December 31, 2014.

Accruing TDRs by Risk Grade	March 31, 2015		December 31, 2014
(dollars in thousands)	Amount	%	Amount	%
Pass	$75,451	24.1%	$86,354	24.8%
Special Mention	52,658	16.8	65,446	18.8
Substandard accruing	185,253	59.1	196,627	56.4
Total accruing TDRs	$313,362	100.0%	$348,427	100.0%

Accruing TDRs Aging and Allowance for Loan Losses by Portfolio Class
	March 31, 2015
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$81,996	11,018	—	93,014	6,746
1-4 family properties	55,393	103	—	55,496	4,176
Land acquisition	32,516	—	—	32,516	1,714
Total commercial real estate	169,905	11,121	—	181,026	12,636
Commercial, financial and agricultural	35,817	282	—	36,099	1,618
Owner-occupied	57,876	—	—	57,876	2,541
Total commercial and industrial	93,693	282	—	93,975	4,159
Home equity lines	5,912	21	—	5,933	142
Consumer mortgages	25,772	1,489	—	27,261	580
Credit cards	—	—	—	—	—
Other retail loans	4,943	224	—	5,167	74
Total retail	36,627	1,734	—	38,361	796
Total accruing TDRs	$300,225	13,137	—	313,362	17,591

	December 31, 2014
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$109,436	—	—	109,436	5,294
1-4 family properties	39,655	—	—	39,655	6,838
Land acquisition	43,696	—	—	43,696	2,815
Total commercial real estate	192,787	—	—	192,787	14,947
Commercial, financial and agricultural	46,995	197	—	47,192	2,373
Owner-occupied	66,463	548	—	67,011	2,854
Total commercial and industrial	113,458	745	—	114,203	5,227
Home equity lines	4,657	191	—	4,848	129
Consumer mortgages	28,714	2,164	418	31,296	592
Credit cards	—	—	—	—	—
Other retail loans	5,095	180	18	5,293	101
Total retail	38,466	2,535	436	41,437	822
Total accruing TDRs	$344,711	3,280	436	348,427	20,996

Non-accruing TDRs may generally be returned to accrual status if there has been a period of performance, consisting usually of at least a six month sustained period of repayment performance in accordance with the terms of the agreement. Consistent with regulatory guidance, a TDR will generally no longer be reported as a TDR after a period of performance which is generally a minimum of six months and after the loan has been reported as a TDR at a year-end reporting date, and if at the time of the modification, the interest rate was at market, considering the credit risk associated with the borrower. Non-accruing TDRs were $69.8 million at March 31, 2015 compared to $74.6 million at December 31, 2014.

Non-accruing TDRs by Type
(in thousands)	March 31, 2015	December 31, 2014
Investment properties	$14,576	$15,922
1-4 family properties	7,040	7,523
Land acquisition	23,952	24,037
Total commercial real estate	45,568	47,482
Commercial, financial and agricultural	5,225	7,478
Owner-occupied	13,934	14,427
Total commercial and industrial	19,159	21,905
Home equity lines	916	893
Consumer mortgages	4,020	4,256
Credit cards	—	—
Other retail loans	146	66
Total retail	5,082	5,215
Total non-accruing TDRs	$69,809	$74,602

Potential Problem Loans
Potential problem loans are defined by management as being certain performing loans with a well-defined weakness where there is known information about possible credit problems of borrowers which causes management to have concerns about the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of commercial Substandard accruing loans but exclude loans 90 days past due and still accruing interest and accruing TDRs classified as Substandard. Synovus had $205.3 million of potential problem commercial loans at March 31, 2015 compared to $222.5 million and $225.0 million at December 31, 2014 and March 31, 2014, respectively. Synovus cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.

Net Charge-offs
Net charge-offs for the three months ended March 31, 2015 were $12.3 million, or 0.23% as a percentage of average loans annualized, a decrease of $2.8 million or 18.7% compared to $15.2 million or 0.30% as a percentage of average loans annualized for the three months ended March 31, 2014. The decline in net charge-offs was driven by a decline in NPL inflows and lower impairment charge-offs on existing collateral dependent impaired loans. The net charge-off ratio for 2015 is currently projected to be in the 30 to 40 basis points range.
The following tables show net charge-offs by loan type for the three months ended March 31, 2015 and 2014.

Net Charge-offs (Recoveries) by Loan Type
	Three Months Ended March 31,
(in thousands)	2015	2014
Investment properties	$(1,552)	$3,672
1-4 family properties	3,856	629
Land for future development	1,195	1,418
Total commercial real estate	3,499	5,719
Commercial, financial and agricultural	2,693	2,527
Owner-occupied	313	3,556
Total commercial and industrial	3,006	6,083
Home equity lines	732	1,307
Consumer mortgages	3,669	775
Credit cards	1,104	1,086
Other retail loans	333	211
Total retail	5,838	3,379
Total net charge-offs	$12,343	$15,181
Provision for Loan Losses and Allowance for Loan Losses
For the three months ended March 31, 2015, the provision for loan losses was $4.4 million, a decrease of $5.1 million or 53.8% compared to the three months ended March 31, 2014. The decrease in the provision for loan losses was primarily a result of continued improvement in credit quality trends, including:

•	Reduced net loan charge-offs by $2.8 million or 18.7% from $15.2 million for the three months ended March 31, 2014 to $12.3 million for the three months ended March 31, 2015;

•	Reduced NPL inflows by $9.4 million or 26.5% from $35.5 million for the three months ended March 31, 2014 to $26.1 million for the three months ended March 31, 2015;

•	Reduced loans rated Special Mention by $240.8 million or 32.5% from $740.6 million at March 31, 2014 to $499.7 million at March 31, 2015;

•	Reduced loans rated Substandard accruing by $92.2 million or 18.5% from $499.1 million at March 31, 2014 to $406.9 million at March 31, 2015; and

•	Pass rated loans as a percentage of total loans were 94.8% at March 31, 2015 compared to 91.9% at March 31, 2014.
The allowance for loan losses at March 31, 2015 was $253.4 million or 1.20% of total loans compared to $261.3 million or 1.24% of total loans at December 31, 2014 and $300.9 million or 1.49% of total loans at March 31, 2014. The decrease in the allowance for loan losses is primarily due to continued improvement in credit quality trends, which includes lower NPL levels as well as reduced NPL inflows and net charge-offs, improved risk grade migration trends, and stable collateral values.
Capital Resources
Synovus is required to comply with the capital adequacy standards established by the Federal Reserve Board and our subsidiary bank, Synovus Bank, must comply with similar capital adequacy standards established by the FDIC. Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements.
The Basel III capital rules, implemented in the U.S. with certain changes mandated by the Dodd-Frank Act, strengthen the definition of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-

weighted assets. The rules became effective January 1, 2015, for Synovus and Synovus Bank, subject to a transition period for several aspects, including the capital conservation buffer and certain regulatory capital adjustments and deductions, as described below. Under the Basel III capital rules, the minimum capital requirements for Synovus and Synovus Bank include a common equity Tier 1 (CET1) ratio of 4.5%; Tier 1 capital ratio of 6%; total capital ratio of 8%; and leverage ratio of 4%. When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased-in over a three-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. Under the Basel III capital rules, Synovus and Synovus Bank are well-capitalized if each has a CET1 ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a total risk-based capital ratio of 10% or greater, a leverage ratio of 5% or greater, and are not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure.
At March 31, 2015, Synovus' and Synovus Bank's capital levels each exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Capital Ratios
(dollars in thousands)	March 31, 2015	December 31, 2014

Capital rules in effect:	Basel III	Basel I

Tier 1 capital
Synovus Financial Corp.	$2,592,618	2,543,625
Synovus Bank	3,008,599	2,988,189
Common equity Tier 1 capital (transitional)
Synovus Financial Corp.	2,592,618	N/A
Synovus Bank	3,008,599	N/A
Tier 1 common equity(1)
Synovus Financial Corp.	N/A	2,407,645
Total risk-based capital
Synovus Financial Corp.	3,039,552	2,987,406
Synovus Bank	$3,264,265	3,251,836
Tier 1 capital ratio
Synovus Financial Corp.	10.80%	10.86
Synovus Bank	12.56	12.76
Common equity Tier 1 ratio (transitional)
Synovus Financial Corp.	10.80	N/A
Synovus Bank	12.56	N/A
Tier 1 common equity ratio(1)
Synovus Financial Corp.	N/A	10.28
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.66	12.75
Synovus Bank	13.63	13.89
Leverage ratio
Synovus Financial Corp.	9.66	9.67
Synovus Bank	11.25	11.39
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	10.43%	10.69

(1) See reconciliation of “Non-GAAP Financial Measures” in this Report.
Capital ratios at March 31, 2015 were impacted by common stock repurchases of $59.1 million during the first quarter pursuant to Synovus' $250 million share repurchase program announced on October 21, 2014 and which expires on October 23, 2015. As of March 31, 2015, Synovus had repurchased a total of $147.2 million or 5.6 million shares of common stock under the share repurchase program through a combination of share repurchases under the accelerated share repurchase (ASR) agreement described below and open market transactions. Synovus entered into the ASR agreement during October 2014 to purchase $75.0 million of

Synovus common stock under the share repurchase program. As of December 31, 2014, Synovus had repurchased 2,510,460 shares under the ASR agreement. During January 2015, Synovus repurchased 391,612 shares upon completion of the ASR agreement. Additionally, since October 2014 through March 31, 2015, Synovus has repurchased $72.2 million or 2,683,755 shares of common stock through open market transactions including $59.1 million or 2,179,986 shares of common stock repurchased during the first quarter of 2015.
Additionally, the March 31, 2015 capital ratios were impacted by changes required under Basel III capital rules, which, for Synovus, increased risk-weighted assets by approximately $420 million with higher risk-weights assigned to certain categories including unfunded lines of credit, non-performing loans, and various other categories. Synovus and Synovus Bank elected to make a permanent election to exclude accumulated other comprehensive income (loss) from regulatory capital, and therefore will retain the same accumulated other comprehensive income (loss) treatment as under the regulatory capital rules in effect prior to January 1, 2015.
As of March 31, 2015, total disallowed deferred tax assets were $412.9 million or 1.72% of risk weighted assets, compared to $492.2 million or 2.10% of risk weighted assets at December 31, 2014. Disallowed deferred tax assets for the new Basel III ratio, CET1, were $287.2 million at March 31, 2015 due to a three-year phase-in of the total disallowed deferred tax asset for the CET1 capital measure. Basel III revised the deferred tax asset limitation criteria effective January 1, 2015 and now includes the component of deferred tax assets arising from temporary timing differences in regulatory capital up to certain levels of CET1. Thus, the disallowed portion of deferred tax assets, under Basel III, is comprised of net operating loss carryforwards and tax credit carryforwards. Under Basel I, there were limitations on the inclusion of deferred tax assets for regulatory capital based on Tier 1 capital levels and projected future earnings. The treatment of deferred tax assets under Basel III had an initial favorable impact on Synovus' regulatory capital ratios. Synovus' deferred tax asset should continue to decrease over time, thus creating additional regulatory capital in future periods.
Synovus' CET1 ratio was 10.80% at March 31, 2015 under Basel III transitional provisions and the estimated fully phased-in CET1 ratio, as of March 31, 2015 was approximately 10.14%, both of which are well in excess of the regulatory requirements prescribed by Basel III.
Management currently believes, based on internal capital analyses and earnings projections, that Synovus and Synovus Bank's capital position is adequate to meet current and future regulatory minimum capital requirements.
Dividends
Synovus has historically paid a quarterly cash dividend to the holders of its common stock. Management closely monitors current and projected capital levels, liquidity (including dividends from subsidiaries), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends. During October 2014, Synovus increased the quarterly common stock dividend (which was paid on January 2, 2015) from $0.07 to $0.10 per share. Synovus' ability to pay dividends on its capital stock, including the common stock and the Series C Preferred Stock, is primarily dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities, as further discussed below in the section titled "Liquidity." During 2014, Synovus Bank paid upstream dividends of $182.0 million to Synovus. During the three months ended March 31, 2015, Synovus Bank paid an upstream dividend of $75.0 million to Synovus.
    Synovus declared dividends of $0.10 per common share for the three months ended March 31, 2015 and $0.07 for the three months ended March 31, 2014. Please see "Note 3 - Reverse Stock Split", of this Report for information on Synovus' reverse stock split. In addition to dividends paid on its common stock, Synovus paid dividends of $2.6 million on its Series C Preferred Stock during both the three months ended March 31, 2015 and March 31, 2014.
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
Synovus Bank also generates liquidity through the national deposit markets through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Access to these deposits could become more limited if Synovus Bank's asset quality and financial performance were to significantly deteriorate. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At March 31, 2015, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company for various operating needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our common stock and preferred stock, and payment of general corporate expenses. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and FDIC. During 2014, Synovus Bank paid upstream dividends totaling $182.0 million to Synovus Financial Corp. During the three months ended March 31, 2015, Synovus Bank paid an upstream dividend of $75.0 million to Synovus. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, GA DBF rules and related statutes contain additional restrictions on payments of dividends by Synovus Bank. In particular, the Georgia Financial Institutions Code contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings without the approval of the GA DBF. As a result of this restriction, Synovus Bank is currently required to seek approval from the GA DBF to pay dividends to Synovus.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs through the near future. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I – Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results." of Synovus' 2014 Form 10-K.
Earning Assets and Sources of Funds
Average total assets for the three months ended March 31, 2015 increased $1.00 billion, or 3.8%, to $27.33 billion as compared to $26.33 billion for the first three months of 2014. Average earning assets increased $1.10 billion, or 4.6%, in the first three months of 2015 compared to the same period in 2014 and represented 92.0% of average total assets at March 31, 2015, as compared to 91.3% at March 31, 2014. The increase in average earning assets resulted from a $1.03 billion increase in average loans, and a $188.0 million increase in federal funds sold, due from Federal Reserve Bank, and other short-term investments. Average non-interest bearing demand deposits increased $571.5 million or 10.3%, to $6.11 billion for the first three months of 2015 compared to the same period in 2014. Average interest bearing liabilities increased $376.3 million, or 2.1%, to $17.94 billion for the first three months of 2015 compared to the same period in 2014. The increase in interest bearing liabilities was driven by a $385.9 million increase in brokered time deposits and a $133.3 million increase in money market deposit accounts (excluding brokered deposits).
Net interest income for the three months ended March 31, 2015 was $203.3 million, an increase of $2.7 million, or 1.37%, compared to $200.5 million for the three months ended March 31, 2014.
The net interest margin for the three months ended March 31, 2015 was 3.28%, down 11 bps from 3.39% for the three months ended March 31, 2014. Earning asset yields decreased by 13 bps compared to the three months ended March 31, 2014 while the effective cost of funds decreased by 2 bps. The primary factor negatively impacting earning asset yields was a 15 bp decline in loan yields.
On a sequential quarter basis, net interest income decreased by $4.2 million and the net interest margin decreased by 6 bps to 3.28%. The decrease in net interest income for the first quarter was driven by the margin decrease as well as two less calendar days and was partially offset by a $254.1 million increase in average loans. Yields on earning assets decreased by 5 bps while the effective cost of funds increased by 1 bp. The primary factors negatively impacting earning asset yields were a 3 bp decline in loan yields and an increase in the average balance of lower yielding funds held at the Federal Reserve Bank. The effective cost of funds was negatively impacted by a 5 bp increase in the cost of brokered time deposits and a 3 bp increase in money markets (excluding brokered deposits).
Current expectations are for further downward pressure on the net interest margin during the second quarter of 2015. This expectation is primarily due to a projected further decrease in loan yields and the timing of deployment of additional liquidity generated from deposit growth.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Average Balances, Interest, and Yields	2015	2014
(dollars in thousands) (yields and rates annualized)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Earning Assets:
Taxable investment securities (1)	$2,998,597	3,027,769	3,035,940	3,091,537	3,181,678
Yield	1.85%	1.85	1.84	1.87	1.91
Tax-exempt investment securities(1)(3)	$4,967	5,030	5,168	5,781	6,421
Yield (taxable equivalent) (3)	6.21%	6.19	6.21	6.23	6.24
Trading account assets	$14,188	12,879	16,818	16,011	20,346
Yield	3.02%	3.08	2.52	2.25	3.16
Commercial loans(2)(3)	$17,176,641	16,956,294	16,603,287	16,673,930	16,451,594
Yield	4.06%	4.09	4.17	4.19	4.21
Consumer loans(2)	$3,929,188	3,895,397	3,814,160	3,695,010	3,628,347
Yield	4.45%	4.42	4.44	4.51	4.53
Allowance for loan losses	$(257,167)	(268,659)	(274,698)	(293,320)	(307,078)
Loans, net (2)	$20,848,662	20,583,032	20,142,749	20,075,620	19,772,863
Yield	4.19%	4.22	4.29	4.32	4.34
Mortgage loans held for sale	$64,507	60,892	70,766	59,678	38,699
Yield	3.92%	3.84	3.96	4.13	4.15
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$1,123,250	898,871	974,363	843,018	935,300
Yield	0.24%	0.23	0.23	0.23	0.23
Federal Home Loan Bank and Federal Reserve Bank Stock (4)	$80,813	75,547	78,131	76,172	82,585
Yield	3.90%	4.53	3.57	4.15	3.21
Total interest earning assets	$25,134,984	24,664,020	24,323,935	24,167,817	24,037,892
Yield	3.73%	3.78	3.81	3.86	3.86
Interest Bearing Liabilities:
Interest bearing demand deposits	$3,800,476	3,781,389	$3,722,599	3,830,956	3,878,590
Rate	0.19%	0.19	0.19	0.19	0.19
Money Market accounts	$6,210,704	$6,009,897	$6,044,138	6,033,523	6,077,357
Rate	0.32%	0.29	0.29	0.31	0.32
Savings deposits	$649,597	638,813	645,654	644,103	616,962
Rate	0.05%	0.07	0.07	0.09	0.10
Time deposits under $100,000	$1,324,513	1,315,905	1,335,848	1,364,322	1,423,487
Rate	0.61%	0.57	0.56	0.57	0.59
Time deposits over $100,000	$1,926,380	1,877,602	1,871,136	1,824,349	1,956,925
Rate	0.80%	0.76	0.75	0.74	0.76
Brokered money market accounts	$181,754	191,103	174,538	184,233	207,681
Rate	0.30%	0.28	0.27	0.27	0.26
Brokered time deposits	$1,413,068	1,411,252	1,320,082	1,216,934	1,027,167
Rate	0.63%	0.58	0.52	0.51	0.62
Total interest bearing deposits	$15,506,492	15,225,961	15,113,995	15,098,420	15,188,169
Rate	0.39%	0.36	0.35	0.36	0.38
Federal funds purchased and other short-term liabilities	$222,658	186,993	171,429	219,490	215,027
Rate	0.08%	0.07	0.08	0.13	0.14
Long-term debt	$2,207,215	2,084,636	2,142,705	2,099,578	2,156,836
Rate	2.41%	2.55	2.54	2.58	2.52
Total interest bearing liabilities	$17,936,365	17,497,590	17,428,129	17,417,488	17,560,032
Rate	0.63%	0.62	0.62	0.62	0.64
Non-interest bearing demand deposits	$6,108,558	6,110,047	5,824,592	5,765,287	5,537,090

Effective cost of funds	0.45%	0.44	0.44	0.45	0.47
Net interest margin	3.28%	3.34	3.37	3.41	3.39
Taxable equivalent adjustment (3)	$349	372	408	443	455

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

Net Interest Income and Rate/Volume Analysis
The following tables set forth the major components of net interest income and the related annualized yields and rates for the three months ended March 31, 2015 and 2014, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Three Months Ended March 31,						2015 Compared to 2014
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2015	2014	2015	2014	2015	2014	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$2,998,597	3,181,678	$13,893	15,192	1.85%	1.91	$(862)	(437)	$(1,299)
Tax-exempt investment securities(2)	4,967	6,421	77	100	6.21	6.24	(22)	(1)	(23)
Total investment securities	3,003,564	3,188,099	13,970	15,292	1.86	1.92	(884)	(438)	(1,322)
Trading account assets	14,188	20,346	107	161	3.02	3.16	(48)	(6)	(54)
Taxable loans, net(1)	21,027,659	19,979,290	214,672	210,584	4.14	4.27	11,038	(6,950)	4,088
Tax-exempt loans, net(1)(2)	78,170	100,651	920	1,200	4.77	4.84	(268)	(12)	(280)
Allowance for loan losses	(257,167)	(307,078)
Loans, net	20,848,662	19,772,863	215,592	211,784	4.19	4.34	10,770	(6,962)	3,808
Mortgage loans held for sale	64,507	38,699	632	402	3.92	4.15	264	(34)	230
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	1,123,250	935,300	661	536	0.24	0.23	102	23	125
Federal Home Loan Bank and Federal Reserve Bank stock	80,813	82,585	788	662	3.90	3.21	(14)	140	126
Total interest earning assets	$25,134,984	24,037,892	$231,750	228,837	3.72%	3.86	$10,190	(7,277)	$2,913
Cash and due from banks	449,538	396,752
Premises and equipment, net	454,365	465,896
Other real estate	85,090	113,704
Other assets(3)	1,205,717	1,311,865
Total assets	$27,329,694	26,326,109

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$3,800,476	3,878,590	$1,748	1,789	0.19%	0.19	$(36)	(5)	$(41)
Money market accounts	6,392,458	6,285,037	4,971	4,946	0.31	0.32	85	(60)	25
Savings deposits	649,597	616,962	88	154	0.05	0.10	8	(74)	(66)
Time deposits	4,663,961	4,407,580	8,012	7,332	0.68	0.67	424	256	680
Federal funds purchased and securities sold under repurchase agreements	222,658	215,027	43	77	0.08	0.14	3	(37)	(34)
Long-term debt	2,207,215	2,156,836	13,276	13,570	2.41	2.52	313	(607)	(294)
Total interest-bearing liabilities	$17,936,365	17,560,032	$28,138	27,868	0.63	0.64	$797	(527)	$270
Non-interest bearing deposits	6,108,558	5,537,090
Other liabilities	246,917	251,831
Shareholders' equity	3,037,854	2,977,156
Total liabilities and equity	$27,329,694	26,326,109
Net interest income/margin			203,612	200,969	3.28%	3.39	$9,393	(6,750)	$2,643
Taxable equivalent adjustment			349	455
Net interest income, actual			$203,263	200,514

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2015 - $8.2 million, 2014 - $6.5 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35% in adjusting interest on tax-exempt loans and investment securities to a taxable-
equivalent basis.
(3) Includes average net unrealized gains (losses) on investment securities available for sale of $26.6 million and ($6.0) million for the three months ended March 31, 2015 and
2014, respectively.

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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25% and the current prime rate of 3.25%. Due to the targeted federal funds rate being at or near 0% at this time, only rising rate scenarios have been modeled. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. Synovus continues to maintain a modestly asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at March 31, 2015, with comparable information for December 31, 2014.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

Change in Short-term Interest Rates (in basis points)	March 31, 2015	December 31, 2014
+200	7.1%	6.7%
+100	4.5%	4.3%
Flat	—%	—%

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

	As of March 31, 2015
Change in Short-term Interest Rates (in basis points)	Base Scenario	15% Increase in Average Repricing Beta
+200	7.1%	5.6%
+100	4.5%	3.7%

The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter term time horizon. Synovus also evaluates potential longer term interest rate risk through modeling and evaluation of economic value of equity (EVE). Simulation modeling is utilized to measure the economic value of equity and its sensitivity to immediate changes in interest rates. These simulations value only the current balance sheet and do not incorporate growth assumptions used in the net interest income simulation. The economic value of equity is the net fair value of assets, liabilities, and off-balance sheet financial instruments derived from the present value of future cash flows discounted at current market interest rates. From this baseline valuation, Synovus evaluates changes in the value of each of these items in various interest rate scenarios to determine the net impact on the economic value of equity. As illustrated in the table below, the economic value of equity model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 5.4% and 8.4%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively.

	Estimated Change in EVE
Immediate Change in Interest Rates (in basis points)	March 31, 2015	December 31, 2014
+200	8.4%	6.7%
+100	5.4%	4.4%

ADDITIONAL DISCLOSURES
Recently Issued Accounting Standards
The following ASUs will be implemented effective January 1, 2016 or later:
ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is intended to increase comparability across industries and jurisdictions. The core principle of the revenue model is that a company will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.
On April 29, 2015, the FASB issued an exposure draft of a proposed ASU that would delay by one year the effective date of ASU 2014-09. Under the proposal, the standard would be effective for annual reporting periods beginning after December 15, 2017, and the interim periods within that year, for public business entities. As such, for Synovus, the ASU will be effective on January 1, 2018. This proposal represents a one-year deferral from the original effective date.
The proposal would permit early adoption for all entities (i.e., both public business entities and other entities) as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. Early adoption prior to this date would not be permitted.
Additionally, at a joint meeting of the FASB and IASB, the FASB and IASB tentatively decided to clarify certain aspects of their new revenue recognition standard in response to implementation questions from stakeholders, many of which have been discussed at meetings of the boards’ joint transition resource group on revenue recognition. Portions of the standard that would be clarified include those related to licenses of intellectual property and identifying performance obligations. Other potential amendments that have been discussed include the addition of practical expedients related to the presentation of sales tax and the determination of contract modifications, clarifications related to the measurement of noncash consideration, and amendments to the assessment of collectability.
The FASB staff will draft a proposed ASU for possible ratification by the Board at a future meeting. It is possible that the draft may be exposed in June or July of 2015.
Management is currently evaluating the impact of this ASU on Synovus’ consolidated financial statements. The standard is expected to potentially impact ORE sales, interchange revenue, credit card loyalty programs, uncollectible credit card interest and fees, asset managers’ performance fees, treasury management services revenue, and miscellaneous fees; however the overall financial statement impact for Synovus is not expected to be material. Extensive new disclosures will be required, including disaggregation of total revenue, information about performance obligations, changes in contract asset and liability account balances between periods, and information about key judgments and estimates and policy decisions regarding revenue recognition.
ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 was issued by the FASB to modify the analysis that companies must perform to determine whether a legal entity should be consolidated. ASU 2015-02 simplifies current consolidation rules by reducing the number of consolidation models; placing more emphasis on risk of loss when determining a controlling financial interest; reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE); and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. Although the ASU is expected to result in the deconsolidation of many entities, companies will need to reevaluate all their previous consolidation conclusions. ASU 2015-02 will be effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Management is currently evaluating the impact of the accounting update on Synovus’ consolidated financial statements.
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. On April 7, 2015, the FASB issued a new ASU that intends to simplify the presentation of debt issuance costs. The new standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards.
Under current accounting standards, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. The new ASU requires that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, which is similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. The ASU requires retrospective application to all prior periods presented in the financial statements. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Adoption of ASU 2015-03 will not have a material impact on Synovus’ consolidated financial statements.
See Note 1 of the notes to the unaudited interim consolidated financial statements for a discussion of recently issued accounting standards updates.

Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with U.S. GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for loan losses, deferred tax assets valuation allowance, other real estate, and determining the fair value of financial instruments. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in Note 1 - Summary of Significant Accounting Policies in Synovus' 2014 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. During the three months ended March 31, 2015, there have been no significant changes to Synovus’ critical accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2014 Form 10-K.
Non-GAAP Financial Measures
The measures entitled adjusted pre-tax, pre-credit costs income, adjusted non-interest income, adjusted non-interest expense, average core deposits, average core deposits excluding average SCM deposits, average non-interest bearing demand deposits excluding average SCM deposits, the tangible common equity to tangible assets ratio, Tier 1 common equity and the Tier 1 common equity ratio are not measures recognized under U.S. GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are income before income taxes, total non-interest income, total non-interest expense, total deposits, the ratio of total shareholders’ equity to total assets, Tier 1 capital, and the ratio of Tier 1 capital to risk-weighted assets, respectively.
Management uses these non-GAAP financial measures to assess the performance of Synovus’ core business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist investors in evaluating Synovus’ operating results, financial strength and capital position. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies. Adjusted pre-tax, pre-credit costs income is a measure used by management to evaluate core operating results exclusive of credit costs as well as certain revenues and expenses such as investment securities gains, net and restructuring charges. Adjusted non-interest income is a measure used by management to evaluate non-interest income exclusive of net investment securities gains and other non-recurring income items. Adjusted non-interest expense is a measure used by management to gauge the success of expense management initiatives focused on reducing recurring controllable operating costs. Average core deposits, average core deposits excluding average SCM deposits, and average non-interest bearing demand deposits excluding average SCM deposits are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. The tangible common equity to tangible assets ratio,Tier 1 common equity, and the Tier 1 common equity ratio are used by management and investment analysts to assess the strength of Synovus’ capital position. The computations of these measures are set forth in the tables below.

Reconciliation of Non-GAAP Financial Measures	Three Months Ended
(in thousands)	March 31, 2015	December 2014	March 31, 2014
Adjusted Pre-tax, Pre-credit Costs Income
Income before income taxes	$85,812	78,928	77,024
Add: Provision for loan losses	4,397	8,193	9,511
Add: Other credit costs (1)	11,273	8,213	8,128
Add: Restructuring charges	(107)	3,484	8,577
Add: Litigation settlement expenses(2)	—	463	—
Add: Visa indemnification charges	375	310	396
Less: Investment securities gains, net	(725)	—	(1,331)
Less: Gain on sale of Memphis branches, net	—	—	(5,789)
Adjusted pre-tax, pre-credit costs income	$101,025	99,591	96,516

Adjusted Non-interest Income
Total non-interest income	$65,854	64,549	70,182
Less: Investment securities gains, net	(725)	—	(1,331)
Less: Gain on sale of Memphis branches, net	—	—	(5,789)
Adjusted non-interest income	$65,129	64,549	63,062

Adjusted Non-interest Expense
Total non-interest expense	$178,908	184,883	184,161
Less: Other credit costs(1)	(11,273)	(8,213)	(8,128)
Less: Restructuring charges	107	(3,484)	(8,577)
Less: Visa indemnification charges	(375)	(310)	(396)
Less: Litigation settlement expenses(2)	—	(463)	—
Adjusted non-interest expense	$167,367	172,413	167,060

Reconciliation of Non-GAAP Financial Measures, continued	Three Months Ended
(dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Average Core Deposits, Average Core Deposits Excluding Average SCM Deposits, and Average Non-Interest Bearing Deposits Excluding Average SCM deposits
Average total deposits	$21,615,049	21,336,007	20,725,259
Less: Average brokered deposits	(1,594,822)	(1,602,354)	(1,234,847)
Average core deposits	$20,020,227	19,733,653	19,490,412
Less: Average SCM deposits	(2,224,193)	(2,184,757)	(2,365,096)
Average core deposits excluding average SCM deposits	$17,796,034	$17,548,896	$17,125,316

Average non-interest bearing deposits	$6,108,558	6,110,047	5,537,090
Less: Average SCM non-interest bearing deposits	(734,177)	(794,852)	(685,070)
Average non-interest bearing deposits excluding average SCM deposits	$5,374,381	$5,315,195	$4,852,020

(dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Tangible Common Equity to Tangible Assets Ratio
Total assets	$27,633,784	27,051,231	26,435,426
Less: Goodwill	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(1,061)	(1,265)	(1,883)
Tangible assets	$27,608,292	27,025,535	26,409,112
Total shareholders' equity	3,030,635	3,041,270	2,998,496
Less: Goodwill	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(1,061)	(1,265)	(1,883)
Less: Series C Preferred Stock, no par value	(125,980)	(125,980)	(125,980)
Tangible common equity	$2,879,163	2,889,594	2,846,202
Total shareholders' equity to total assets ratio	10.97%	11.24	11.34
Tangible common equity to tangible assets ratio	10.43%	10.69	10.78

Reconciliation of Non-GAAP Financial Measures, continued
(dollars in thousands)	December 31, 2014	March 31, 2014
Tier 1 Common Equity and Tier 1 Common Equity Ratio
Total shareholders' equity	$3,041,271	2,998,496
Less: Accumulated other comprehensive loss, net	12,605	30,463
Less: Goodwill	(24,431)	(24,431)
Less: Other intangible assets, net	(1,265)	(1,883)
Less: Disallowed deferred tax assets(3)	(492,199)	(579,537)
Other items	7,644	7,682
Tier 1 capital	$2,543,625	2,430,790
Less: Qualifying trust preferred securities	(10,000)	(10,000)
Less: Series C Preferred Stock, no par value	(125,980)	(125,980)
Tier 1 common equity	$2,407,645	2,294,810
Total risk-weighted assets	$23,431,497	22,404,099
Tier 1 capital ratio	10.86%	10.85
Tier 1 common equity ratio	10.28%	10.24
(1) Other credit costs consist primarily of foreclosed real estate expense, net.
(2) Consists of litigation settlement expenses with respect to certain legal matters. Amounts for other periods presented herein are not reported separately as amounts are not material.
(3) Under Basel I, only one year of projected future taxable income may be applied in calculating deferred tax assets for regulatory capital purposes.
ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, Synovus' internal controls over financial reporting.

PART II. – OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. In the wake of the recent financial crisis, Synovus, like many other financial institutions, has been the target of numerous legal actions and other proceedings asserting claims for damages and related relief for losses resulting from the recent financial crisis. These actions include claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including several purported putative class action matters. In addition to actual damages if Synovus does not prevail in such asserted legal action, credit-related litigation could result in additional write-downs or charge-offs of assets, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off occurred.
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
ITEM 1A. – RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in Part I-Item 1A of Synovus’ 2014 Form 10-K which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There were no material changes during the period covered by this Report to the risk factors previously disclosed in Synovus’ 2014 10-K.
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:
On October 21, 2014, Synovus announced a $250 million share repurchase program, which will expire on October 23, 2015. The table below sets forth information regarding repurchases of our common stock during the first quarter of 2015.

Share Repurchases	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 2015	861,398	$25.25	861,398	$150,313,557
February 2015	730,000	27.44	730,000	130,283,496
March 2015	980,200	27.96	980,200	102,874,690
Total	2,571,598	$26.91	2,571,598	$102,874,690
(1) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses. The average price paid per share for January 2015 excludes $4.4 million relating to final settlement for 2,510,460 shares repurchased in October 2014 in conjunction with the accelerated share repurchase (ASR) agreement discussed below.
During October 2014, Synovus entered into an accelerated share repurchase (ASR) agreement to purchase $75.0 million of Synovus common stock, under the share repurchase program. As of December 31, 2014, Synovus had repurchased 2,510,460 shares of common stock under the ASR agreement. During January 2015, Synovus repurchased 391,612 shares of common stock upon completion of the ASR agreement. In total, the average repurchase price pursuant to the ASR agreement was $25.84 per share. Additionally, during the first quarter of 2015, Synovus repurchased $59.1 million, or 2.2 million shares, of common stock through open market transactions under the share repurchase program.
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

4.7
Summary of Plan Adjustments, effective as of May 16, 2014, to Shareholder Rights Plan between Synovus Financial Corp. and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 99.2 of Synovus' Current Report on Form 8-K dated may 19, 2014, as filed with the SWEC on May 19, 2014.

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

4.10	Specimen Physical Stock Certificate of Synovus, incorporated by reference to Exhibit 4.1 to Synovus' Current Report on Form 8-K dated May 19, 2014, as filed with the SEC on May 19, 2014.

10.1	Summary of Board of Directors Compensation.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

May 6, 2015	By:	/s/ Thomas J. Prescott
Date		Thomas J. Prescott
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)