Form 10-Q
period 2015-06-30
SYNOVUS FINANCIAL CORP
filed 2015-08-05
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
Commission file number 1-10312

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	July 31, 2015
Common Stock, $1.00 Par Value	131,993,103

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

i

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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$360,832	485,489
Interest bearing funds with Federal Reserve Bank	1,289,205	721,362
Interest earning deposits with banks	18,694	11,810
Federal funds sold and securities purchased under resale agreements	72,487	73,111
Trading account assets, at fair value	11,973	13,863
Mortgage loans held for sale, at fair value	98,202	63,328
Investment securities available for sale, at fair value	3,354,673	3,041,406
Loans, net of deferred fees and costs	21,494,869	21,097,699
Allowance for loan losses	(254,702)	(261,317)
Loans, net	$21,240,167	20,836,382
Premises and equipment, net	445,579	455,235
Goodwill	24,431	24,431
Other real estate	66,449	85,472
Deferred tax asset, net	571,402	622,464
Other assets	651,776	616,878
Total assets	$28,205,870	27,051,231
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$6,421,815	6,228,472
Interest bearing deposits, excluding brokered deposits	14,775,216	13,660,830
Brokered deposits	1,452,150	1,642,398
Total deposits	22,649,181	21,531,700
Federal funds purchased and securities sold under repurchase agreements	188,285	126,916
Long-term debt	2,139,219	2,140,319
Other liabilities	223,028	211,026
Total liabilities	$25,199,713	24,009,961
Shareholders' Equity
Series C Preferred Stock – no par value. 5,200,000 shares outstanding at June 30, 2015 and December 31, 2014	125,980	125,980
Common stock - $1.00 par value. Authorized 342,857,143 shares; 140,425,254 issued at June 30, 2015 and 139,950,422 issued at December 31, 2014; 132,257,577 outstanding at June 30, 2015 and 136,122,843 outstanding at December 31, 2014	140,425	139,950
Additional paid-in capital	2,981,434	2,960,825
Treasury stock, at cost – 8,167,677 shares at June 30, 2015 and 3,827,579 shares at December 31, 2014	(311,859)	(187,774)
Accumulated other comprehensive loss, net	(22,323)	(12,605)
Retained earnings	92,500	14,894
Total shareholders’ equity	3,006,157	3,041,270
Total liabilities and shareholders' equity	$28,205,870	27,051,231
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Interest income:
Loans, including fees	$432,026	427,080	$216,756	215,737
Investment securities available for sale	28,117	29,746	14,175	14,490
Trading account assets	224	251	117	90
Mortgage loans held for sale	1,397	1,018	766	616
Federal Reserve Bank balances	1,592	998	947	472
Other earning assets	1,698	1,502	893	808
Total interest income	465,054	460,595	233,654	232,213
Interest expense:
Deposits	31,631	27,742	16,813	13,521
Federal funds purchased and securities sold under repurchase agreements	89	151	46	75
Long-term debt	26,427	27,136	13,151	13,566
Total interest expense	58,147	55,029	30,010	27,162
Net interest income	406,907	405,566	203,644	205,051
Provision for loan losses	11,034	21,795	6,636	12,284
Net interest income after provision for loan losses	395,873	383,771	197,008	192,767
Non-interest income:
Service charges on deposit accounts	38,928	38,451	19,795	19,238
Fiduciary and asset management fees	23,414	22,329	11,843	11,296
Brokerage revenue	14,032	12,920	6,782	6,707
Mortgage banking income	13,995	8,794	7,511	5,283
Bankcard fees	16,576	16,212	8,499	8,695
Investment securities gains, net	2,710	1,331	1,985	—
Other fee income	9,851	9,791	4,605	4,928
Gain on sale of Memphis branches, net	—	5,789	—	—
Other non-interest income	15,181	17,952	7,812	7,241
Total non-interest income	134,687	133,569	68,832	63,388
Non-interest expense:
Salaries and other personnel expense	191,054	185,985	94,565	92,540
Net occupancy and equipment expense	52,713	52,480	26,541	26,425
Third-party processing expense	21,015	19,560	10,672	9,464
FDIC insurance and other regulatory fees	13,725	17,531	6,767	7,885
Professional fees	12,011	15,901	6,417	8,224
Advertising expense	6,309	8,757	2,865	6,281
Foreclosed real estate expense, net	13,847	9,745	4,351	4,063
Visa indemnification charges	729	752	354	356
Restructuring charges, net	(102)	16,293	5	7,716
Other operating expenses	45,412	39,361	25,269	19,251
Total non-interest expense	356,713	366,365	177,806	182,205
Income before income taxes	173,847	150,975	88,034	73,950
Income tax expense	64,091	55,686	32,242	27,078
Net income	109,756	95,289	55,792	46,872
Dividends on preferred stock	5,119	5,119	2,559	2,559
Net income available to common shareholders	$104,637	90,170	$53,233	44,313
Net income per common share, basic	$0.78	0.65	$0.40	0.32
Net income per common share, diluted	0.78	0.65	0.40	0.32
Weighted average common shares outstanding, basic	133,935	138,961	132,947	138,991
Weighted average common shares outstanding, diluted	134,678	139,535	133,625	139,567

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Six Months Ended June 30,
	2015			2014
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	173,847	(64,091)	109,756	150,975	(55,686)	95,289
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	224	(87)	137	224	(87)	137
Net unrealized (losses) gains on investment securities available for sale:
Reclassification adjustment for net gains realized in net income	(2,710)	1,043	(1,667)	(1,331)	513	(818)
Net unrealized (losses) gains arising during the period	(13,467)	5,188	(8,279)	45,640	(17,572)	28,068
Net unrealized (losses) gains	(16,177)	6,231	(9,946)	44,309	(17,059)	27,250
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(84)	32	(52)	(144)	56	(88)
Actuarial gains arising during the period	236	(93)	143	395	(152)	243
Net unrealized gains	$152	(61)	91	251	(96)	155
Other comprehensive (loss) income	$(15,801)	6,083	(9,718)	44,784	(17,242)	27,542
Comprehensive income			$100,038			122,831

See accompanying notes to unaudited interim consolidated financial statements.

	Three Months Ended June 30,
	2015			2014
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	88,034	(32,242)	55,792	73,950	(27,078)	46,872
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	112	(44)	68	112	(44)	68
Net unrealized (losses) gains on investment securities available for sale:
Reclassification adjustment for net gains realized in net income	(1,985)	764	(1,221)	—	—	—
Net unrealized (losses) gains arising during the period	(28,678)	11,042	(17,636)	26,797	(10,317)	16,480
Net unrealized (losses) gains	(30,663)	11,806	(18,857)	26,797	(10,317)	16,480
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(42)	16	(26)	(72)	28	(44)
Actuarial gains arising during the period	236	(93)	143	395	(152)	243
Net unrealized gains	$194	(77)	117	323	(124)	199
Other comprehensive (loss) income	$(30,357)	11,685	(18,672)	27,232	(10,485)	16,747
Comprehensive income			$37,120			63,619

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Series C Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
Balance at December 31, 2013	$125,862	139,721	2,976,348	(114,176)	(41,258)	(137,512)	2,948,985
Net income	—	—	—	—	—	95,289	95,289
Other comprehensive income, net of income taxes	—	—	—	—	27,542	—	27,542
Cash dividends declared on common stock - $0.14 per share	—	—	—	—	—	(19,460)	(19,460)
Cash dividends paid on Series C Preferred Stock	—	—	(5,119)	—	—	—	(5,119)
Series C Preferred Stock-adjustment to issuance costs	118	—	—	—	—	—	118
Restricted share unit activity	—	39	(507)	—	—	—	(468)
Stock options exercised	—	75	1,229	—	—	—	1,304
Share-based compensation net tax benefit	—	—	162	—	—	—	162
Share-based compensation expense	—	—	4,698	—	—	—	4,698
Balance at June 30, 2014	$125,980	139,835	2,976,811	(114,176)	(13,716)	(61,683)	3,053,051

Balance at December 31, 2014	$125,980	139,950	2,960,825	(187,774)	(12,605)	14,894	3,041,270
Net income	—	—	—	—	—	109,756	109,756
Other comprehensive income, net of income taxes	—	—	—	—	(9,718)	—	(9,718)
Cash dividends declared on common stock - $0.20 per share	—	—	—	—	—	(26,664)	(26,664)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	(5,119)	(5,119)
Repurchases and completion of ASR agreement to repurchase shares of common stock	—	—	14,515	(124,085)	—	—	(109,570)
Restricted share unit activity	—	278	(4,314)	—	—	(367)	(4,403)
Stock options exercised	—	197	3,074	—	—	—	3,271
Share-based compensation net tax benefit	—	—	1,063	—	—	—	1,063
Share-based compensation expense	—	—	6,271	—	—	—	6,271
Balance at June 30, 2015	$125,980	140,425	2,981,434	(311,859)	(22,323)	92,500	3,006,157

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Operating Activities
Net income	109,756	95,289
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,034	21,795
Depreciation, amortization, and accretion, net	28,169	26,342
Deferred income tax expense	58,302	49,891
Decrease (increase) in trading account assets	1,891	(14,205)
Originations of mortgage loans held for sale	(454,708)	(347,327)
Proceeds from sales of mortgage loans held for sale	426,430	325,722
Gain on sales of mortgage loans held for sale, net	(8,988)	(6,522)
Increase in other assets	(38,776)	(8,924)
(Decrease) increase in other liabilities	(34,914)	1,955
Investment securities gains, net	(2,710)	(1,331)
Losses and write-downs on other real estate, net	11,066	8,229
Share-based compensation expense	6,271	4,698
Write-downs on other assets held for sale	—	7,508
Gain on sale of Memphis branches, net	—	(5,789)
Gain on sale of branch property	—	(3,116)
Net cash provided by operating activities	$112,823	154,215
Investing Activities
Net cash used in dispositions	—	(90,571)
Net (increase) decrease in interest earning deposits with banks	(6,884)	16,664
Net decrease in federal funds sold and securities purchased under resale agreements	623	1,422
Net increase in interest bearing funds with Federal Reserve Bank	(567,843)	(44,756)
Proceeds from maturities and principal collections of investment securities available for sale	314,239	245,108
Proceeds from sales of investment securities available for sale	82,156	20,815
Purchases of investment securities available for sale	(686,074)	(111,505)
Proceeds from sales of loans and principal repayments on other loans held for sale	21,866	37,300
Proceeds from sales of other real estate	19,348	28,147
Net increase in loans	(445,124)	(594,896)
Net increase in premises and equipment	(8,805)	(23,938)
Proceeds from sales of other assets held for sale	351	241
Net cash used in investing activities	$(1,276,147)	(515,969)
Financing Activities
Net increase in demand and savings deposits	1,039,670	208,039
Net increase in certificates of deposit	77,813	100,011
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	61,369	(20,292)
Principal repayments on long-term debt	(425,078)	(375,667)
Proceeds from issuance of long-term debt	425,000	600,000
Dividends paid to common shareholders	(26,664)	(19,460)
Dividends paid to preferred shareholders	(5,119)	(5,119)
Stock options exercised	3,271	1,304
Repurchases of common stock	(109,570)	—
Excess tax benefit from share-based compensation	2,378	201
Restricted stock activity	(4,403)	(468)
Net cash provided by financing activities	$1,038,667	488,549
(Decrease) increase in cash and cash equivalents	(124,657)	126,795
Cash and cash equivalents at beginning of period	485,489	469,630
Cash and cash equivalents at end of period	$360,832	596,425

Supplemental Cash Flow Information
Cash paid during the period for:
Income tax payments (refunds), net	8,751	4,530
Interest paid	55,747	56,657
Non-cash Activities
Premises and equipment transferred to other assets held for sale	939	13,037
Loans foreclosed and transferred to other real estate	11,391	25,280
Loans transferred to other loans held for sale at fair value	19,459	31,605
Securities purchased during the period but settled after period-end	47,159	—

Dispositions:
Fair value of non-cash assets sold	—	(100,982)
Fair value of liabilities sold	—	(191,553)

See accompanying notes to unaudited interim consolidated financial statements.

Notes to Unaudited Interim Consolidated Financial Statements
Note 1 - Significant Accounting Policies
Business Operations
The accompanying unaudited interim consolidated financial statements of Synovus include the accounts of the Parent Company and its consolidated subsidiaries. Synovus provides integrated financial services including commercial and retail banking, financial management, insurance and mortgage services to customers through locally-branded divisions of its wholly-owned subsidiary bank, Synovus Bank, in offices located in Georgia, Alabama, South Carolina, Florida, and Tennessee.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At June 30, 2015, no amount of the due from banks balance was restricted as to withdrawal. At December 31, 2014, $125 thousand of the due from banks balance was restricted as to withdrawal.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and Federal funds sold and securities purchased under resale agreements. At June 30, 2015 and December 31, 2014, interest bearing funds with the Federal Reserve Bank included $123.1 million and $89.7 million, respectively, on deposit to meet Federal Reserve Bank requirements. Interest earning deposits with banks include $6.6 million and $7.1 million at June 30, 2015 and December 31, 2014, respectively, which is pledged as collateral in connection with certain letters of credit. Federal funds sold include $68.1 million and $67.5 million at June 30, 2015 and December 31, 2014, respectively, which are pledged to collateralize certain derivative instruments. Federal funds sold and securities purchased under resale agreements, and Federal funds purchased and securities sold under repurchase agreements, generally mature in one day.
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

Synovus adopted the amended guidance on January 1, 2015, and did not make an accounting policy election to apply the proportional amortization method for its investments in qualified affordable housing projects because the impact to the consolidated financial statements was insignificant. Therefore, the adoption did not have an impact on Synovus’ consolidated financial statements. At June 30, 2015, the aggregate carrying value of Synovus' investments in LIHTC partnerships was $9.9 million. See Note 18 "Variable Interest Entities" to the consolidated financial statements of Synovus' 2014 Form 10-K for additional information regarding these investments.

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
Note 2 - Share Repurchase Program
On October 21, 2014, Synovus announced a $250 million share repurchase program, which will expire on October 23, 2015. As of June 30, 2015, Synovus had repurchased a total of $197.5 million, or 7.4 million shares, of common stock under the share repurchase program through a combination of share repurchases under the accelerated share repurchase (ASR) agreement described below and open market transactions.
During October 2014, Synovus entered into an ASR agreement to purchase $75.0 million of Synovus common stock under the share repurchase program. As of December 31, 2014, Synovus had repurchased 2.5 million shares of common stock under the ASR agreement. During January 2015, Synovus repurchased 392 thousand shares upon completion of the ASR agreement. Additionally, since October 2014 through June 30, 2015, Synovus has repurchased $122.5 million, or 4.5 million shares, of common stock through open market transactions, including $109.4 million, or 3.9 million shares, of common stock repurchased during the first half of 2015.
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

Note 4 - Investment Securities
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at June 30, 2015 and December 31, 2014 are summarized below.

	June 30, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$43,149	383	—	43,532
U.S. Government agency securities	24,505	763	—	25,268
Securities issued by U.S. Government sponsored enterprises	126,947	920	—	127,867
Mortgage-backed securities issued by U.S. Government agencies	176,856	2,012	(794)	178,074
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,416,229	12,780	(18,280)	2,410,729
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	534,730	4,487	(1,949)	537,268
State and municipal securities	4,566	120	(1)	4,685
Equity securities	3,228	4,375	—	7,603
Other investments	20,145	—	(498)	19,647
Total investment securities available for sale	$3,350,355	25,840	(21,522)	3,354,673

	December 31, 2014
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$42,636	190	—	42,826
U.S. Government agency securities	26,426	898	—	27,324
Securities issued by U.S. Government sponsored enterprises	81,332	710	—	82,042
Mortgage-backed securities issued by U.S. Government agencies	177,678	2,578	(440)	179,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,250,897	19,915	(9,131)	2,261,681
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	414,562	4,856	(2,342)	417,076
State and municipal securities	5,024	183	(1)	5,206
Equity securities	3,228	3,520		6,748
Other investments	19,121	7	(441)	18,687
Total investment securities available for sale	$3,020,904	32,857	(12,355)	3,041,406

(1)	Amortized cost is adjusted for other-than-temporary impairment charges in 2014, which have been recognized in the consolidated statements of income and were considered inconsequential.
At June 30, 2015 and December 31, 2014, investment securities with a carrying value of $2.22 billion and $2.12 billion respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of June 30, 2015 and December 31, 2014 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in income. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses.

Declines in the fair value of available for sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of June 30, 2015, Synovus had thirty-seven investment securities in a loss position for less than twelve months and thirty-two investment securities in a loss position for twelve months or longer.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014, are presented below.

	June 30, 2015
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	30,996	169	19,805	625	50,801	794
Mortgage-backed securities issued by U.S. Government sponsored enterprises	803,540	4,383	620,762	13,897	1,424,302	18,280
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	74,962	176	78,262	1,773	153,224	1,949
State and municipal securities	—	—	47	1	47	1
Other investments	14,900	100	4,747	398	19,647	498
Total	$924,398	4,828	723,623	16,694	1,648,021	21,522

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	—	—	21,488	440	21,488	440
Mortgage-backed securities issued by U.S. Government sponsored enterprises	251,134	763	798,282	8,368	1,049,416	9,131
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	20,338	61	119,172	2,281	139,510	2,342
State and municipal securities	—	—	45	1	45	1
Other investments	—	—	3,680	441	3,680	441
Total	$271,472	824	942,667	11,531	1,214,139	12,355

The amortized cost and fair value by contractual maturity of investment securities available for sale at June 30, 2015 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at June 30, 2015
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$18,286	24,863	—	—	—	43,149
U.S. Government agency securities	78	12,000	12,427	—	—	24,505
Securities issued by U.S. Government sponsored enterprises	30,412	96,535	—	—	—	126,947
Mortgage-backed securities issued by U.S. Government agencies	—	—	—	176,856	—	176,856
Mortgage-backed securities issued by U.S. Government sponsored enterprises	28	1,025	1,939,029	476,147	—	2,416,229
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	534,730	—	534,730
State and municipal securities	1,020	938	—	2,608	—	4,566
Equity securities	—	—	—	—	3,228	3,228
Other investments	—	—	15,000	2,000	3,145	20,145
Total amortized cost	$49,824	135,361	1,966,456	1,192,341	6,373	3,350,355
Fair Value
U.S. Treasury securities	$18,286	25,246	—	—	—	43,532
U.S. Government agency securities	78	12,336	12,854	—	—	25,268
Securities issued by U.S. Government sponsored enterprises	30,582	97,285	—	—	—	127,867
Mortgage-backed securities issued by U.S. Government agencies	—	—	—	178,074	—	178,074
Mortgage-backed securities issued by U.S. Government sponsored enterprises	29	1,077	1,926,628	482,995	—	2,410,729
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	537,268	—	537,268
State and municipal securities	1,038	945	—	2,702	—	4,685
Equity securities	—	—	—	—	7,603	7,603
Other investments	—	—	14,900	1,701	3,046	19,647
Total fair value	$50,013	136,889	1,954,382	1,202,740	10,649	3,354,673

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the six and three months ended June 30, 2015 and 2014 are presented below. Other-than-temporary impairment charges of $88 thousand are included in gross realized losses for the six months ended June 30, 2014. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Proceeds from sales of investment securities available for sale	$82,156	$20,815	$49,737	—
Gross realized gains	2,710	1,419	1,985	—
Gross realized losses	—	(88)	—	—
Investment securities gains, net	$2,710	1,331	$1,985	—

Note 5 - Restructuring Charges
For the six and three months ended June 30, 2015 and 2014, total restructuring charges consist of the following components:

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Severance charges	$—	8,047	$—	—
Lease termination charges	(4)	—	(4)	—
Asset impairment charges	—	7,358	—	7,358
Gain on sale of assets held for sale, net	(157)	—	—	—
Professional fees and other charges	59	888	9	358
Total restructuring charges, net	$(102)	16,293	$5	7,716

For the six months ended June 30, 2015, Synovus recorded net gains of $157 thousand on the sale of certain branch locations and recorded additional expense, net of $55 thousand associated with the 2014 branch closings. Restructuring charges for the six and three months ended June 30, 2014 related primarily to expense savings initiatives that were approved during 2014. The initiatives include the consolidation or closing of certain branch locations as well as workforce reductions. Severance charges for the six months ended June 30, 2014 consisted of estimated involuntary termination benefits for targeted staff reductions identified during 2014. These termination benefits were provided under an ongoing benefit arrangement as defined in ASC 712, Compensation-Nonretirement Postemployment Benefits; accordingly, the charges were recorded pursuant to the liability recognition criteria of ASC 712.   Asset impairment charges for the six and three months ended June 30, 2014 were recorded following the decision to close 13 branches during 2014. Additionally, substantially all of the professional fees and other charges for the six and three months ended June 30, 2014 consist of professional fees incurred in connection with an organizational restructuring implemented during 2014.

The following table presents aggregate activity associated with accruals that resulted from restructuring charges during the six and three months ended June 30, 2015 and 2014:

	Severance Charges	Lease Termination Charges	Total
(in thousands)
Balance at December 31, 2014	$3,291	5,539	8,830
Accruals for efficiency initiatives	—	(4)	(4)
Payments	(1,038)	(411)	(1,449)
Balance at June 30, 2015	2,253	5,124	7,377

Balance at April 1, 2015	2,770	5,318	8,088
Accruals for efficiency initiatives	—	(4)	(4)
Payments	(517)	(190)	(707)
Balance at June 30, 2015	$2,253	5,124	7,377

	Severance Charges	Lease Termination Charges	Total
(in thousands)
Balance at December 31, 2013	$1,572	1,383	2,955
Accruals for efficiency initiatives	8,047	—	8,047
Payments	(3,395)	(1,305)	(4,700)
Balance at June 30, 2014	6,224	78	6,302

Balance at April 1, 2014	7,688	94	7,782
Accruals for efficiency initiatives	—	—	—
Payments	(1,464)	(16)	(1,480)
Balance at June 30, 2014	$6,224	78	6,302

All professional fees and other charges were paid in the years that they were incurred. No other restructuring charges resulted in payment accruals.

Note 6 - Loans and Allowance for Loan Losses
The following is a summary of current, accruing past due, and non-accrual loans by portfolio class as of June 30, 2015 and December 31, 2014.

Current, Accruing Past Due, and Non-accrual Loans
	June 30, 2015
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,409,452	1,092	183	1,275	13,166	5,423,893
1-4 family properties	1,075,754	1,873	389	2,262	19,390	1,097,406
Land acquisition	524,265	6,099	741	6,840	23,396	554,501
Total commercial real estate	7,009,471	9,064	1,313	10,377	55,952	7,075,800
Commercial, financial and agricultural	6,205,203	9,691	926	10,617	43,733	6,259,553
Owner-occupied	4,104,001	6,759	671	7,430	29,338	4,140,769
Total commercial and industrial	10,309,204	16,450	1,597	18,047	73,071	10,400,322
Home equity lines	1,659,927	5,376	546	5,922	17,802	1,683,651
Consumer mortgages	1,758,735	10,160	2	10,162	24,855	1,793,752
Credit cards	243,464	1,893	1,367	3,260	—	246,724
Other retail	318,691	3,085	7	3,092	1,958	323,741
Total retail	3,980,817	20,514	1,922	22,436	44,615	4,047,868
Total loans	$21,299,492	46,028	4,832	50,860	173,638	21,523,990	(1)

	December 31, 2014
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,194,393	1,851	—	1,851	20,720	5,216,964
1-4 family properties	1,105,186	4,067	432	4,499	24,197	1,133,882
Land acquisition	551,308	363	—	363	34,375	586,046
Total commercial real estate	6,850,887	6,281	432	6,713	79,292	6,936,892
Commercial, financial and agricultural	6,130,184	9,979	1,790	11,769	40,359	6,182,312
Owner-occupied	4,042,389	6,404	225	6,629	26,099	4,075,117
Total commercial and industrial	10,172,573	16,383	2,015	18,398	66,458	10,257,429
Home equity lines	1,659,869	6,992	703	7,695	16,434	1,683,998
Consumer mortgages	1,648,145	12,626	12	12,638	33,278	1,694,061
Credit cards	250,304	1,971	1,374	3,345	—	253,649
Other retail	297,703	2,361	101	2,462	2,295	302,460
Total retail	3,856,021	23,950	2,190	26,140	52,007	3,934,168
Total loans	$20,879,481	46,614	4,637	51,251	197,757	21,128,489	(2)

(1)Total before net deferred fees and costs of $29.1 million.
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

Loan Portfolio Credit Exposure by Risk Grade
	June 30, 2015
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$5,184,993	151,839	87,061	—	—		5,423,893
1-4 family properties	944,376	65,752	78,648	8,630	—		1,097,406
Land acquisition	458,762	48,798	46,491	450	—		554,501
Total commercial real estate	6,588,131	266,389	212,200	9,080	—		7,075,800
Commercial, financial and agricultural	5,959,330	159,282	129,704	10,323	914	(3)	6,259,553
Owner-occupied	3,904,444	97,192	138,347	327	459	(3)	4,140,769
Total commercial and industrial	9,863,774	256,474	268,051	10,650	1,373		10,400,322
Home equity lines	1,657,790	—	22,471	1,762	1,628	(3)	1,683,651
Consumer mortgages	1,759,349	—	32,685	1,593	125	(3)	1,793,752
Credit cards	245,357	—	427	—	940	(4)	246,724
Other retail	319,932	—	3,667	56	86	(3)	323,741
Total retail	3,982,428	—	59,250	3,411	2,779		4,047,868
Total loans	$20,434,333	522,863	539,501	23,141	4,152		21,523,990	(5)

	December 31, 2014
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$4,946,609	167,490	102,865	—	—		5,216,964
1-4 family properties	943,721	86,072	96,392	7,697	—		1,133,882
Land acquisition	462,313	60,902	62,101	730	—		586,046
Total commercial real estate	6,352,643	314,464	261,358	8,427	—		6,936,892
Commercial, financial and agricultural	5,905,589	143,879	123,225	9,539	80	(3)	6,182,312
Owner-occupied	3,817,653	95,647	161,045	327	445	(3)	4,075,117
Total commercial and industrial	9,723,242	239,526	284,270	9,866	525		10,257,429
Home equity lines	1,659,794	—	20,043	2,009	2,152	(3)	1,683,998
Consumer mortgages	1,653,491	—	37,656	2,654	260	(3)	1,694,061
Credit cards	252,275	—	495	—	879	(4)	253,649
Other retail	298,991	—	3,339	32	98	(3)	302,460
Total retail	3,864,551	—	61,533	4,695	3,389		3,934,168
Total loans	$19,940,436	553,990	607,161	22,988	3,914		21,128,489	(6)

(1) Includes $146.3 million and $170.9 million of non-accrual Substandard loans at June 30, 2015 and December 31, 2014, respectively.
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
(5)Total before net deferred fees and costs of $29.1 million.
(6)Total before net deferred fees and costs of $30.8 million.

The following table details the changes in the allowance for loan losses by loan segment for the six months ended June 30, 2015 and 2014.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Six Months Ended June 30, 2015
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$101,471	118,110	41,736	—	261,317
Charge-offs	(10,397)	(9,074)	(11,757)	—	(31,228)
Recoveries	6,481	3,570	3,528	—	13,579
Provision for loan losses	(6,864)	10,444	7,454	—	11,034
Ending balance	$90,691	123,050	$40,961	$—	$254,702
Ending balance: individually evaluated for impairment	17,197	10,292	1,092	—	28,581
Ending balance: collectively evaluated for impairment	$73,494	112,758	39,869	—	226,121
Loans:
Ending balance: total loans(1)	$7,075,800	10,400,322	4,047,868	—	21,523,990
Ending balance: individually evaluated for impairment	193,230	112,491	41,013	—	346,734
Ending balance: collectively evaluated for impairment	$6,882,570	10,287,831	4,006,855	—	21,177,256

	As Of and For The Six Months Ended June 30, 2014
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$127,012	116,069	41,479	23,000	307,560
Allowance for loan losses of sold loans	(281)	(398)	(340)		(1,019)
Charge-offs	(35,906)	(15,590)	(12,860)	—	(64,356)
Recoveries	5,216	4,308	4,279	—	13,803
Provision for loan losses	8,353	26,425	10,017	(23,000)	21,795
Ending balance	$104,394	130,814	42,575	—	277,783
Ending balance: individually evaluated for impairment	21,470	19,053	961	—	41,484
Ending balance: collectively evaluated for impairment	$82,924	111,761	41,614	—	236,299
Loans:
Ending balance: total loans(2)	$6,650,571	10,065,212	3,768,935	—	20,484,718
Ending balance: individually evaluated for impairment	331,414	202,899	51,181	—	585,494
Ending balance: collectively evaluated for impairment	$6,319,157	9,862,313	3,717,754	—	19,899,224

(1)Total before net deferred fees and costs of $29.1 million.
(2)Total before net deferred fees and costs of $29.0 million.

The following table details the changes in the allowance for loan losses by loan segment for the three months ended June 30, 2015 and 2014.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Three Months Ended June 30, 2015
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$94,208	117,806	41,357	—	253,371
Charge-offs	(2,957)	(3,802)	(3,845)	—	(10,604)
Recoveries	2,540	1,305	1,454	—	5,299
Provision for loan losses	(3,100)	7,741	1,995	—	6,636
Ending balance	$90,691	123,050	40,961	—	254,702
Ending balance: individually evaluated for impairment	17,197	10,292	1,092	—	28,581
Ending balance: collectively evaluated for impairment	$73,494	112,758	39,869	—	226,121
Loans:
Ending balance: total loans(1)	$7,075,800	10,400,322	4,047,868	—	21,523,990
Ending balance: individually evaluated for impairment	193,230	112,491	41,013	—	346,734
Ending balance: collectively evaluated for impairment	$6,882,570	10,287,831	4,006,855	—	21,177,256

	As Of and For The Three Months Ended June 30, 2014
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$126,955	128,346	45,570	—	300,871
Charge-offs	(27,960)	(7,554)	(6,567)	—	(42,081)
Recoveries	2,989	2,355	1,365	—	6,709
Provision for loan losses	2,410	7,667	2,207	—	12,284
Ending balance	$104,394	$130,814	$42,575	$—	$277,783
Ending balance: individually evaluated for impairment	21,470	19,053	961	—	41,484
Ending balance: collectively evaluated for impairment	$82,924	111,761	41,614	—	236,299
Loans:
Ending balance: total loans(2)	$6,650,571	10,065,212	3,768,935	—	20,484,718
Ending balance: individually evaluated for impairment	331,414	202,899	51,181	—	585,494
Ending balance: collectively evaluated for impairment	$6,319,157	9,862,313	3,717,754	—	19,899,224

(1)Total before net deferred fees and costs of $29.1 million.
(2)Total before net deferred fees and costs of $29.0 million.

During the first quarter of 2014, Synovus designated $23.0 million of allowance for loan losses that was included in the unallocated component of the allowance for loan losses at December 31, 2013 to the allowance for loan losses allocated to the respective loan segments.

The tables below summarize impaired loans (including accruing TDRs) as of June 30, 2015 and December 31, 2014.

Impaired Loans (including accruing TDRs)
	June 30, 2015			Six Months Ended June 30, 2015		Three Months Ended June 30, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$10,143	12,858	—	14,279	—	13,595	—
1-4 family properties	2,146	7,754	—	2,685	—	2,482	—
Land acquisition	12,076	51,816	—	18,550	—	16,285	—
Total commercial real estate	24,365	72,428	—	35,514	—	32,362	—
Commercial, financial and agricultural	3,811	6,981	—	5,344	—	4,694	—
Owner-occupied	17,655	20,749	—	17,932	—	18,306	—
Total commercial and industrial	21,466	27,730	—	23,276	—	23,000	—
Home equity lines	352	384	—	59	—	117	—
Consumer mortgages	1,415	2,694	—	1,065	—	1,135	—
Credit cards	—	—	—	—	—	—	—
Other retail	—	—	—	—	—	—	—
Total retail	1,767	3,078	—	1,124	—	1,252	—
Total impaired loans with no related allowance recorded	$47,598	103,236	—	59,914	—	56,614	—
With allowance recorded
Investment properties	73,222	73,222	7,633	82,837	1,247	79,258	616
1-4 family properties	59,985	60,797	6,312	66,855	807	61,177	451
Land acquisition	35,658	36,256	3,252	42,584	548	40,675	265
Total commercial real estate	168,865	170,275	17,197	192,276	2,602	181,110	1,332
Commercial, financial and agricultural	39,277	39,360	8,068	47,618	637	40,585	268
Owner-occupied	51,748	51,745	2,224	60,375	953	56,879	443
Total commercial and industrial	91,025	91,105	10,292	107,993	1,590	97,464	712
Home equity lines	8,921	8,921	185	7,034	123	8,404	64
Consumer mortgages	25,105	25,105	833	28,960	661	26,622	316
Credit cards	—	—	—	—	—	—	—
Other retail	5,220	5,220	74	5,287	166	5,323	82
Total retail	39,246	39,246	1,092	41,281	950	40,349	462
Total impaired loans with allowance recorded	$299,136	300,626	28,581	341,550	5,142	318,923	2,506
Total impaired loans
Investment properties	$83,365	86,080	7,633	97,116	1,247	92,853	616
1-4 family properties	62,131	68,551	6,312	69,540	807	63,659	451
Land acquisition	47,734	88,072	3,252	61,134	548	56,960	265
Total commercial real estate	193,230	242,703	17,197	227,790	2,602	213,472	1,332
Commercial, financial and agricultural	43,088	46,341	8,068	52,962	637	45,279	268
Owner-occupied	69,403	72,494	2,224	78,307	953	75,185	443
Total commercial and industrial	112,491	118,835	10,292	131,269	1,590	120,464	712
Home equity lines	9,273	9,305	185	7,093	123	8,521	64
Consumer mortgages	26,520	27,799	833	30,025	661	27,757	316
Credit cards	—	—	—	—	—	—	—
Other retail	5,220	5,220	74	5,287	166	5,323	82
Total retail	41,013	42,324	1,092	42,405	950	41,601	462
Total impaired loans	$346,734	403,862	28,581	401,464	5,142	375,537	2,506

Impaired Loans (including accruing TDRs)
	December 31, 2014			Year Ended December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$15,368	20,237	—	25,311	—
1-4 family properties	2,981	10,520	—	5,441	—
Land acquisition	21,504	61,843	—	29,954	—
Total commercial real estate	39,853	92,600	—	60,706	—
Commercial, financial and agricultural	7,391	11,193	—	8,984	—
Owner-occupied	17,017	19,612	—	19,548	—
Total commercial and industrial	24,408	30,805	—	28,532	—
Home equity lines	—	—	—	—	—
Consumer mortgages	995	2,065	—	1,352	—
Credit cards	—	—	—	—	—
Other retail	—	—	—	—	—
Total retail	995	2,065	—	1,352	—
Total impaired loans with no related allowance recorded	$65,256	125,470	—	90,590	—
With allowance recorded
Investment properties	$81,758	83,963	5,413	129,289	3,690
1-4 family properties	80,625	81,357	11,442	94,773	2,645
Land acquisition	49,300	49,483	4,900	89,195	1,689
Total commercial real estate	211,683	214,803	21,755	313,257	8,024
Commercial, financial and agricultural	59,035	59,041	7,597	91,221	2,392
Owner-occupied	62,583	62,601	2,854	78,950	2,610
Total commercial and industrial	121,618	121,642	10,451	170,171	5,002
Home equity lines	4,848	4,848	129	3,604	1,405
Consumer mortgages	33,450	33,450	1,040	39,427	115
Credit cards	—	—	—	—	—
Other retail	5,293	5,293	101	4,997	315
Total retail	43,591	43,591	1,270	48,028	1,835
Total impaired loans with allowance recorded	$376,892	380,036	33,476	531,456	14,861
Total impaired loans
Investment properties	$97,126	104,200	5,413	154,600	3,690
1-4 family properties	83,606	91,877	11,442	100,214	2,645
Land acquisition	70,804	111,326	4,900	119,149	1,689
Total commercial real estate	251,536	307,403	21,755	373,963	8,024
Commercial, financial and agricultural	66,426	70,234	7,597	100,205	2,392
Owner-occupied	79,600	82,213	2,854	98,498	2,610
Total commercial and industrial	146,026	152,447	10,451	198,703	5,002
Home equity lines	4,848	4,848	129	3,604	1,405
Consumer mortgages	34,445	35,515	1,040	40,779	115
Credit cards	—	—	—	—	—
Other retail	5,293	5,293	101	4,997	315
Total retail	44,586	45,656	1,270	49,380	1,835
Total impaired loans	$442,148	505,506	33,476	622,046	14,861

The average recorded investment in impaired loans was $720.4 million and $650.7 million for the six and three months ended June 30, 2014. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the six and three months ended June 30, 2014. Interest income recognized for accruing TDRs was $8.0 million and $4.0 million for the six and three months ended June 30, 2014 . At June 30, 2015 and December 31, 2014, all impaired loans other than $268.5 million and $348.4 million, respectively, of accruing TDRs, were on non-accrual status.
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

The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the six and three months ended June 30, 2015 and 2014 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Six Months Ended June 30, 2015
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	4	$—	16,932	3,815	20,747
1-4 family properties	21	14,823	3,358	879	19,060
Land acquisition	6	—	604	819	1,423
Total commercial real estate	31	14,823	20,894	5,513	41,230
Commercial, financial and agricultural	49	—	1,580	3,844	5,424
Owner-occupied	3	—	1,739	416	2,155
Total commercial and industrial	52	—	3,319	4,260	7,579
Home equity lines	48	—	2,517	2,148	4,665
Consumer mortgages	12	—	510	786	1,296
Credit cards	—	—	—	—	—
Other retail	13	—	257	495	752
Total retail	73	—	3,284	3,429	6,713
Total TDRs	156	$14,823	27,497	13,202	55,522	(1)

	Three Months Ended June 30, 2015
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	1	$—	—	211	211
1-4 family properties	8	—	502	729	1,231
Land acquisition	3	—	349	111	460
Total commercial real estate	12	—	851	1,051	1,902
Commercial, financial and agricultural	24	—	565	1,954	2,519
Owner-occupied	1	—	—	416	416
Total commercial and industrial	25	—	565	2,370	2,935
Home equity lines	37	—	1,542	2,013	3,555
Consumer mortgages	1	—	265	—	265
Credit cards	—	—	—	—	—
Other retail	7	—	—	431	431
Total retail	45	—	1,807	2,444	4,251
Total TDRs	82	$—	3,223	5,865	9,088	(2)

(1) Net charge-offs of $4.0 million were recorded during the six months ended June 30, 2015 upon restructuring of these loans.
(2) No net charge-offs were recorded during the three months ended June 30, 2015 upon restructuring of these loans.

TDRs by Concession Type
	Six Months Ended June 30, 2014
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	10	$—	7,548	1,699	9,247
1-4 family properties	29	—	1,511	3,656	5,167
Land acquisition	12	—	4,517	2,042	6,559
Total commercial real estate	51	—	13,576	7,397	20,973
Commercial, financial and agricultural	40	—	4,541	11,697	16,238
Owner-occupied	12	—	19,475	14,262	33,737
Total commercial and industrial	52	—	24,016	25,959	49,975
Home equity lines	6	—	729	451	1,180
Consumer mortgages	8	—	1,753	103	1,856
Credit cards	—	—	—	—	—
Other retail	10	—	442	235	677
Total retail	24	—	2,923	789	3,712
Total TDRs	127	$—	40,515	34,145	74,660	(1)

	Three Months Ended June 30, 2014
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	5	$—	405	1,168	1,573
1-4 family properties	18	—	1,082	1,542	2,624
Land acquisition	11	—	4,517	1,508	6,025
Total commercial real estate	34	—	6,004	4,218	10,222
Commercial, financial and agricultural	19	—	2,750	7,415	10,165
Owner-occupied	5	—	16,987	11,444	28,431
Total commercial and industrial	24	—	19,737	18,859	38,596
Home equity lines	4	—	487	405	892
Consumer mortgages	7	—	1,652	103	1,755
Credit cards	—	—	—	—	—
Other retail	6	—	442	118	560
Total retail	17	—	2,581	626	3,207
Total TDRs	75	$—	28,322	23,703	52,025	(2)

(1) No net charge-offs were recorded during the six months ended June 30, 2014 upon restructuring of these loans.

(2) No net charge-offs were recorded during the three months ended June 30, 2014 upon restructuring of these loans.

The following table presents TDRs that defaulted in the periods indicated and which were modified or renewed in a TDR within 12 months of the default date.

Troubled Debt Restructurings Entered Into That Subsequently Defaulted* During
	Six Months Ended June 30, 2015		Three Months Ended June 30, 2015
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Investment properties	—	$—	—	$—
1-4 family properties	—	—	—	—
Land acquisition	—	—	—	—
Total commercial real estate	—	—	—	—
Commercial, financial and agricultural	—	—	—	—
Owner-occupied	—	—	—	—
Total commercial and industrial	—	—	—	—
Home equity lines	1	34	—	—
Consumer mortgages	—	—	—	—
Credit cards	—	—	—	—
Other retail	1	81	—	—
Total retail	2	115	—	—
Total TDRs	2	$115	—	$—

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
If, at the time a loan was designated as a TDR, the loan was not already impaired, the measurement of impairment that resulted from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At June 30, 2015, the allowance for loan losses allocated to accruing TDRs totaling $268.5 million was $15.3 million compared to accruing TDRs of $348.4 million with an allocated allowance for loan losses of $21.0 million at December 31, 2014. Non-accrual, non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs, are individually measured for the amount of impairment, if any, both before and after the TDR designation.

Note 7 - Other Real Estate
The carrying value of ORE was $66.4 million and $85.5 million at June 30, 2015 and December 31, 2014, respectively. During the six months ended June 30, 2015 and 2014, $11.4 million and $25.3 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value less costs to sell. During the six months ended June 30, 2015 and 2014, Synovus recognized foreclosed real estate expense, net, of $13.8 million and $9.7 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $11.1 million and $8.2 million for the six months ended June 30, 2015 and 2014, respectively.
Note 8 - Goodwill
At June 30, 2015, the carrying value of goodwill was $24.4 million. Synovus assesses goodwill for impairment at the reporting unit level on an annual basis and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Synovus performs its annual goodwill impairment testing as of June 30th of each year. At June 30, 2015, Synovus completed its annual goodwill impairment evaluation, and as a result of this evaluation, concluded that goodwill was not impaired.
For the goodwill impairment test, the fair value of the reporting unit was determined by using the income approach. The first step (Step 1) of impairment testing requires a comparison of the reporting unit's fair value to the carrying amount to identify potential impairment. The result of the Step 1 process indicated that goodwill of the reporting unit was not impaired, as the fair value of the reporting unit exceeded the respective carrying value; therefore, no further testing was required. The estimated fair value of the reporting unit was $125.7 million, which exceeded the carrying value of $83.7 million by $42.0 million, or 50%. The key assumptions that drove the fair value of this reporting unit under the income approach included projected revenue growth, projected EBITDA margin, long-term growth rate, and the discount rate.

Note 9 - Other Comprehensive Income (Loss)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the six and three months ended June 30, 2015 and 2014.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance as of December 31, 2014	$(12,824)	(713)	932	(12,605)
Other comprehensive income before reclassifications	—	(8,279)	143	(8,136)
Amounts reclassified from accumulated other comprehensive income (loss)	137	(1,667)	(52)	(1,582)
Net current period other comprehensive income (loss)	137	(9,946)	91	(9,718)
Balance as of June 30, 2015	$(12,687)	(10,659)	1,023	(22,323)

Balance as of April 1, 2015	$(12,755)	8,198	906	(3,651)
Other comprehensive income before reclassifications	—	(17,636)	143	(17,493)
Amounts reclassified from accumulated other comprehensive income (loss)	68	(1,221)	(26)	(1,179)
Net current period other comprehensive income (loss)	68	(18,857)	117	(18,672)
Balance as of June 30, 2015	$(12,687)	(10,659)	1,023	(22,323)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance as of December 31, 2013	$(13,099)	(28,936)	777	(41,258)
Other comprehensive income before reclassifications	—	28,068	243	28,311
Amounts reclassified from accumulated other comprehensive income (loss)	137	(818)	(88)	(769)
Net current period other comprehensive income	137	27,250	155	27,542
Balance at June 30, 2014	$(12,962)	(1,686)	932	(13,716)

Balance as of April 1, 2014	$(13,030)	(18,166)	733	(30,463)
Other comprehensive income before reclassifications	—	16,480	243	16,723
Amounts reclassified from accumulated other comprehensive income (loss)	68	—	(44)	24
Net current period other comprehensive income	68	16,480	199	16,747
Balance as of June 30, 2014	$(12,962)	(1,686)	932	(13,716)

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). During the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative financial instruments, equity securities, and debt securities as a single portfolio. As of June 30, 2015, the balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to a previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

The following table illustrates activity within the reclassifications out of accumulated other comprehensive income (loss), for the six and three months ended June 30, 2015 and 2014.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	For the Six Months Ended June 30,
	2015	2014
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(224)	(224)	Interest expense
	87	87	Income tax (expense) benefit
	$(137)	(137)	Reclassifications, net of income taxes
Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$2,710	1,331	Investment securities gains, net
	(1,043)	(513)	Income tax (expense) benefit
	$1,667	818	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$84	144	Salaries and other personnel expense
	(32)	(56)	Income tax (expense) benefit
	$52	88	Reclassifications, net of income taxes

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	For the Three Months Ended June 30,
	2015	2014
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(112)	(112)	Interest expense
	44	44	Income tax (expense) benefit
	$(68)	(68)	Reclassifications, net of income taxes
Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$1,985	—	Investment securities gains, net
	(764)	—	Income tax (expense) benefit
	$1,221	—	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$42	72	Salaries and other personnel expense
	(16)	(28)	Income tax (expense) benefit
	$26	44	Reclassifications, net of income taxes

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments. Transfers betweens levels for the period ended June 30, 2015 and December 31, 2014 were inconsequential.

	June 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	—	1,011	—	1,011
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	7,193	—	7,193
State and municipal securities	—	156	—	156
All other mortgage-backed securities	—	2,416	—	2,416
Other investments	—	1,197	—	1,197
Total trading securities	$—	11,973	—	11,973
Mortgage loans held for sale	—	98,202	—	98,202
Investment securities available for sale:
U.S. Treasury securities	43,532	—	—	43,532
U.S. Government agency securities	—	25,268	—	25,268
Securities issued by U.S. Government sponsored enterprises	—	127,867	—	127,867
Mortgage-backed securities issued by U.S. Government agencies	—	178,074	—	178,074
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,410,729	—	2,410,729
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	537,268	—	537,268
State and municipal securities	—	4,685	—	4,685
Equity securities	7,603	—	—	7,603
Other investments(1)	3,047	14,900	1,700	19,647
Total investment securities available for sale	$54,182	3,298,791	1,700	3,354,673
Private equity investments	—	1,033	26,959	27,992
Mutual funds held in rabbi trusts	11,218	—	—	11,218
Derivative assets:
Interest rate contracts	—	27,948	—	27,948
Mortgage derivatives(2)	—	2,691	—	2,691
Total derivative assets	$—	30,639	—	30,639
Liabilities
Trading account liabilities	—	1,546	—	1,546
Derivative liabilities:
Interest rate contracts	—	28,566	—	28,566
Visa derivative	—	—	1,415	1,415
Total derivative liabilities	$—	28,566	1,415	29,981

	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	—	145	—	145
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	2,449	—	2,449
State and municipal securities	—	1,976	—	1,976
All other mortgage-backed securities	—	2,483	—	2,483
Other investments	—	6,810	—	6,810
Total trading securities	$—	13,863	—	13,863
Mortgage loans held for sale	—	63,328	—	63,328
Investment securities available for sale:
U.S. Treasury securities	42,826	—	—	42,826
U.S. Government agency securities	—	27,324	—	27,324
Securities issued by U.S. Government sponsored enterprises	—	82,042	—	82,042
Mortgage-backed securities issued by U.S. Government agencies	—	179,816	—	179,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,261,681	—	2,261,681
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	417,076	—	417,076
State and municipal securities	—	5,206	—	5,206
Equity securities	6,748	—	—	6,748
Other investments(1)	2,035	15,007	1,645	18,687
Total investment securities available for sale	$51,609	2,988,152	1,645	3,041,406
Private equity investments	—	995	27,367	28,362
Mutual funds held in rabbi trusts	11,252	—	—	11,252
Derivative assets:
Interest rate contracts	—	30,904	—	30,904
Mortgage derivatives(2)	—	1,213	—	1,213
Total derivative assets	$—	32,117	—	32,117
Liabilities
Trading account liabilities	—	2,100	—	2,100
Salary stock units	1,206	—	—	1,206
Derivative liabilities:
Interest rate contracts	—	31,398	—	31,398
Mortgage derivatives(2)	—	753	—	753
Visa derivative	—	—	1,401	1,401
Total derivative liabilities	$—	32,151	1,401	33,552

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

Changes in Fair Value Included in Net Income
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Mortgage loans held for sale	(563)	1,782	(973)	1,057

Mortgage Loans Held for Sale
(in thousands)	As of June 30, 2015	As of December 31, 2014
Fair value	$98,202	63,328
Unpaid principal balance	96,925	61,488
Fair value less aggregate unpaid principal balance	$1,277	1,840

Changes in Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the six and three months ended June 30, 2015 and 2014 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During the first and second quarters of 2015 and 2014, Synovus did not have any transfers between levels in the fair value hierarchy.

	Six Months Ended June 30,
	2015			2014
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Contracts, Net
Beginning balance, January 1,	1,645	27,367	(1,401)	2,350	27,745	(2,706)
Total gains (losses) realized/unrealized:
Included in earnings	—	(408)	(729)	(88)	(369)	(752)
Unrealized gains (losses) included in other comprehensive income	55	—	—	144	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	715	(540)	—	1,020
Amortization of discount/premium	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance, June 30,	1,700	26,959	(1,415)	1,866	27,376	(2,438)
The amount of total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30,	—	(408)	(729)	(88)	(369)	(752)

	Three Months Ended June 30,
	2015			2014
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative
Beginning balance, April 1,	$1,654	27,081	(1,425)	2,399	27,495	(2,525)
Total gains (losses) realized/unrealized:
Included in earnings	—	(122)	(354)	—	(119)	(356)
Unrealized gains (losses) included in other comprehensive income	46	—	—	7	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	364	(540)	—	443
Amortization of discount/premium	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance, June 30,	$1,700	26,959	(1,415)	1,866	27,376	(2,438)
The amount of total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30,	$—	(122)	(354)	—	(119)	(356)

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

	June 30, 2015				December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Impaired loans*	$—	—	6,702	6,702	—	—	28,588	28,588
Other loans held for sale	—	—	—	—	—	—	3,411	3,411
Other real estate	—	—	38,201	38,201	—	—	32,046	32,046
Other assets held for sale	$—	—	—	—	—	—	3,718	3,718

The following table presents fair value adjustments recognized in earnings for the six and three months ended June 30, 2015 and 2014 for the assets measured at fair value on a non-recurring basis.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Impaired loans*	$1,792	8,144	$1,546	5,542
Other loans held for sale	—	1,631	—	1,631
Other real estate	8,962	3,229	4,714	654
Other assets held for sale	—	7,508	—	7,508

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

June 30, 2015
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale:
Other Investments:

Trust preferred securities	1,700	Discounted cash flow analysis	Credit spread embedded in discount rate	465-565 bps (513 bps)

			Discount for lack of marketability(2)	0%-10% (0%)

Private equity investments	26,959	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies
				N/A

Visa derivative liability	1,415	Internal valuation	Estimated future cumulative deposits to the litigation escrow for settlement of the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty	N/A

June 30, 2015
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$6,702	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0% - 100% (29%) 0% - 10% (7%)

Other real estate	38,201	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0% - 42% (5%) 0% - 10% (7%)

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
				N/A

Visa derivative liability	1,401	Internal valuation	Estimated future cumulative deposits to the litigation escrow for settlement of the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty	N/A

December 31, 2014
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis
Collateral dependent impaired loans	$28,588	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0%-100% (46%) 0%-10% (7%)

Other loans held for sale	3,411	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0%-11% (7%) 0%-10% (7%)

Other real estate	32,046	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0%-61% (16%) 0%-10% (7%)

Other assets held for sale	3,718	Third-party appraised value of collateral less estimated selling costs or BOV	Discount to appraised value (2) Estimated selling costs	0%-100% (49%) 0%-10% (7%)

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
Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at June 30, 2015 and December 31, 2014. The fair value represents management’s best estimates based on a range of methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans, interest bearing deposits (including brokered deposits), and long-term debt, the fair value amounts should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately.

The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$360,832	360,832	360,832	—	—
Interest bearing funds with Federal Reserve Bank	1,289,205	1,289,205	1,289,205	—	—
Interest earning deposits with banks	18,694	18,694	18,694	—	—
Federal funds sold and securities purchased under resale agreements	72,487	72,487	72,487	—	—
Trading account assets	11,973	11,973	—	11,973	—
Mortgage loans held for sale	98,202	98,202	—	98,202	—
Investment securities available for sale	3,354,673	3,354,673	54,182	3,298,791	1,700
Private equity investments	27,992	27,992	—	1,033	26,959
Mutual funds held in rabbi trusts	11,218	11,218	11,218	—	—
Loans, net of deferred fees and costs	21,494,869	21,310,531	—	—	21,310,531
Derivative assets	30,639	30,639	—	30,639	—
Financial liabilities
Trading account liabilities	1,546	1,546	—	1,546	—
Non-interest bearing deposits	6,421,815	6,421,815	—	6,421,815	—
Interest bearing deposits	16,227,366	16,238,771	—	16,238,771	—
Federal funds purchased and securities sold under repurchase agreements	188,285	188,285	188,285	—	—
Long-term debt	2,139,219	2,200,777	—	2,200,777	—
Derivative liabilities	$29,981	29,981	—	28,566	1,415

	December 31, 2014
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$485,489	485,489	485,489	—	—
Interest bearing funds with Federal Reserve Bank	721,362	721,362	721,362	—	—
Interest earning deposits with banks	11,810	11,810	11,810	—	—
Federal funds sold and securities purchased under resale agreements	73,111	73,111	73,111	—	—
Trading account assets	13,863	13,863	—	13,863	—
Mortgage loans held for sale	63,328	63,328	—	63,328	—
Other loans held for sale	3,606	3,606	—	—	3,606
Investment securities available for sale	3,041,406	3,041,406	51,609	2,988,152	1,645
Private equity investments	28,362	28,362	—	995	27,367
Mutual funds held in rabbi trusts	11,252	11,252	11,252	—	—
Loans, net of deferred fees and costs	21,097,699	20,872,939	—	—	20,872,939
Derivative assets	32,117	32,117	—	32,117	—
Financial liabilities
Trading account liabilities	2,100	2,100	—	2,100	—
Non-interest bearing deposits	6,228,472	6,228,472	—	6,228,472	—
Interest bearing deposits	15,303,228	15,299,372	—	15,299,372	—
Federal funds purchased and securities sold under repurchase agreements	126,916	126,916	126,916	—	—
Salary stock units	1,206	1,206	1,206	—	—
Long-term debt	2,140,319	2,191,279	—	2,191,279	—
Derivative liabilities	$33,553	33,553	—	32,151	1,401

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
Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of June 30, 2015 and December 31, 2014, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.
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
Cash Flow Hedges
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of June 30, 2015, there were no cash flow hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus expects to reclassify from accumulated other comprehensive income (loss) $447 thousand of interest expense during the next twelve months as amortization of deferred losses is recorded.
Synovus did not terminate any cash flow hedges during 2015 or 2014. The remaining unamortized deferred net loss balance of all previously terminated cash flow hedges at June 30, 2015 and December 31, 2014 was $(894) thousand and $(1.1) million, respectively.
Fair Value Hedges
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair value of various fixed rate liabilities due to changes in the benchmark interest rate, LIBOR. Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of June 30, 2015, there were no fair value hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus did not terminate any fair value hedges during 2015 or 2014. The remaining unamortized deferred gain balance on all previously terminated fair value hedges at June 30, 2015 and December 31, 2014 was $6.1 million and $7.6 million, respectively. Synovus expects to reclassify from hedge-related basis adjustment, a component of long-term debt, $3.1 million of the deferred gain balance on previously terminated fair value hedges as a reduction to interest expense during the next twelve months as amortization of deferred gains is recorded.

Customer Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' consolidated balance sheet. Fair value changes are recorded in non-interest income in Synovus' consolidated statements of income. As of June 30, 2015, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.10 billion, an increase of $13.9 million compared to December 31, 2014.
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative contract was $1.4 million at both June 30, 2015 and December 31, 2014. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract.
Mortgage Derivatives
Synovus originates first lien residential mortgage loans for sale into the secondary market. Mortgage loans are sold by Synovus for conversion to securities and the servicing of these loans is generally sold to a third-party servicing aggregator, or Synovus sells the mortgage loans as whole loans to investors either individually or in bulk on a servicing released basis.
Synovus enters into interest rate lock commitments for residential mortgage loans which commits it to lend funds to a potential borrower at a specific interest rate and within a specified period of time. Interest rate lock commitments that relate to the origination of mortgage loans that, if originated, will be held for sale, are considered derivative financial instruments under applicable accounting guidance. Outstanding interest rate lock commitments expose Synovus to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan.
At June 30, 2015 and December 31, 2014, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $108.5 million and $73.4 million, respectively. The fair value of these commitments resulted in a gain of $266 thousand and $1.3 million for the six months ended June 30, 2015 and 2014, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At June 30, 2015 and December 31, 2014, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $149.5 million and $113.0 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans resulted in a gain of $2.0 million and a loss of $(2.0) million for the six months ended June 30, 2015 and 2014, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
Collateral Contingencies
Certain derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. As Synovus’ current rating is below investment grade, Synovus is required to post collateral, as required by each agreement, against these positions. Additionally, as of June 10, 2013, the CCC became mandatory for certain trades as required under the Dodd-Frank Act. These derivative transactions also carry collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As trades are migrated to the CCC, dealer counterparty exposure will be reduced, and higher notional amounts of Synovus' derivative instruments will be housed at the CCC, a highly regulated and well-capitalized entity. As of June 30, 2015, collateral totaling $68.1 million consisting of Federal funds sold was pledged to the derivative counterparties, including $8.2 million with the CCC, to comply with collateral requirements.

The impact of derivative instruments on the consolidated balance sheets at June 30, 2015 and December 31, 2014 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
(in thousands)	Location on Consolidated Balance Sheet	June 30, 2015	December 31, 2014	Location on Consolidated Balance Sheet	June 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$27,948	30,904	Other liabilities	$28,566	31,398
Mortgage derivatives	Other assets	2,691	1,213	Other liabilities	—	753
Visa derivative		—	—	Other liabilities	1,415	1,401
Total derivatives not designated as hedging instruments		$30,639	32,117		$29,981	33,552

The pre-tax effect of fair value hedges on the consolidated statements of income for the six and three months ended June 30, 2015 and 2014 is presented below.

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
(in thousands)		Six Months Ended June 30,
Derivatives not designated as hedging instruments		2015	2014
Interest rate contracts(1)	Other non-interest income	(124)	384
Mortgage derivatives(2)	Mortgage banking income	2,231	(755)
Total		$2,107	(371)

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
(in thousands)		Three Months Ended June 30,
Derivatives not designated as hedging instruments		2015	2014
Interest rate contracts(1)	Other non-interest income	$55	281
Mortgage derivatives(2)	Mortgage banking income	1,128	(435)
Total		$1,183	(154)

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third-party investors.
During the six months ended June 30, 2015 and 2014, Synovus reclassified $1.5 million from hedge-related basis adjustment, a component of long-term debt, as a reduction to interest expense. These deferred gains relate to hedging relationships that have been previously terminated and are reclassified into earnings over the remaining life of the hedged items.

Note 12 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the six and three months ended June 30, 2015 and 2014.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Basic Net Income Per Common Share:
Net income available to common shareholders	$104,637	90,170	$53,233	44,313
Weighted average common shares outstanding	133,935	138,961	132,947	138,991
Net income per common share, basic	$0.78	0.65	0.40	0.32

Diluted Net Income Per Common Share:
Net income available to common shareholders	$104,637	90,170	53,233	44,313
Weighted average common shares outstanding	133,935	138,961	132,947	138,991
Potentially dilutive shares from assumed exercise of securities or other contracts to purchase common stock	743	574	678	576
Weighted average diluted common shares	134,678	139,535	133,625	139,567
Net income per common share, diluted	$0.78	0.65	0.40	0.32

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
As of June 30, 2015 and 2014, there were 2.7 million and 3.5 million, respectively, potentially dilutive shares related to common stock options and Warrants to purchase shares of common stock that were outstanding during 2015 and 2014, but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.
Note 13 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At June 30, 2015, Synovus had a total of 7.0 million shares of its authorized but unissued common stock reserved for future grants under the 2013 Omnibus Plan. The 2013 Omnibus Plan authorizes 8.6 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units, and performance share units) count as two share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. The Plan permits grants of share-based compensation including stock options, restricted share units, market restricted share units, and performance share units. The grants generally include vesting periods ranging from three to five years and contractual terms of ten years. Stock options are granted at exercise prices which equal the fair value of a share of common stock on the grant-date. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units, market restricted share units, and performance share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
Share-based Compensation Expense
Share-based compensation costs associated with employee grants are recorded as a component of salaries and other personnel expense in the consolidated statements of income. Share-based compensation costs associated with grants made to non-employee directors of Synovus are recorded as a component of other operating expenses. Total share-based compensation expense was $6.3 million and $3.0 million for the six and three months ended June 30, 2015, respectively, and $4.7 million and $2.5 million for the six and three months ended June 30, 2014, respectively.
Stock Options
No stock option grants were made during the six months ended June 30, 2015. At June 30, 2015, there were 1.9 million outstanding options to purchase shares of common stock with a weighted average exercise price of $36.27.

Restricted Share Units, Performance Share Units, and Market Restricted Share Units
During the six months ended June 30, 2015, Synovus awarded 318 thousand restricted share units that have a service-based vesting period of three years and awarded 82 thousand performance share units that vest upon service and performance conditions. Synovus also granted 82 thousand market restricted share units during the six months ended June 30, 2015. The weighted average grant-date fair value of the awarded restricted share units, performance share units and market restricted share units was $28.05 per share. Market restricted share units and performance share units are granted at target and are compared annually to required market and performance metrics. The performance share units vest upon meeting certain service and performance conditions. Return on average assets (ROAA) performance is evaluated each year over a three-year performance period, with share distribution determined at the end of the three years. The number of performance share units that will ultimately vest ranges from 0% to 150% of target based on Synovus' three-year weighted average ROAA (as defined). The market restricted share units have a three-year service-based vesting component as well as a total shareholder return multiplier. The number of market restricted share units that will ultimately vest ranges from 75% to 125% of target based on Synovus' total shareholder return (TSR). At June 30, 2015, including dividend equivalents granted, there were 1.1 million restricted share units, performance share units and market restricted share units outstanding with a weighted average grant-date fair value of $24.91.
Note 14 - Legal Proceedings
Synovus and its subsidiaries are subject to various legal proceedings, claims and disputes that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. Synovus, like many other financial institutions, has been the target of numerous legal actions and other proceedings asserting claims for damages and related relief for losses resulting from the recent financial crisis. These actions include mortgage loan and other loan put-back claims, claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including several purported putative class action matters. In addition to actual damages if Synovus does not prevail in such asserted legal actions, credit-related litigation could result in additional write-downs or charge-offs of assets, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off occurred. Synovus also from time to time faces disputes with customers and other counterparties, and in many cases, those disputes can pose both financial and reputational risk to Synovus.
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of June 30, 2015 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
In addition, where Synovus determines that there is a reasonable possibility of a loss in respect of legal matters, including those legal matters described below, Synovus considers whether it is able to estimate the total reasonably possible loss or range of loss. An event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely." An event is "remote" if "the chance of the future event occurring is more than slight but less than reasonably possible." In many situations, Synovus may be unable to estimate reasonably possible losses due to the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. For those legal matters where Synovus is able to estimate a range of reasonably possible losses, management currently estimates the aggregate range from our pending and threatened litigation, including, without limitation, the matters described below, is from zero to $15 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be higher. As there are further developments in these legal matters, Synovus will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations for any particular period.
Synovus intends to vigorously pursue all available defenses to these legal matters, but will also consider other alternatives, including settlement, in situations where there is an opportunity to resolve such legal matters on terms that Synovus considers to be favorable, including in light of the continued expense, reputational risk and distraction of defending such legal matters. Synovus also maintains insurance coverage, which may (or may not) be available to cover legal fees, or potential losses that might be incurred in connection with the legal matters described below. The above-noted estimated range of reasonably possible losses does not take into consideration insurance coverage which may or may not be available for the respective legal matters.

TelexFree Litigation
On October 22, 2014, several pending lawsuits were consolidated into a multi-district putative class action case captioned In re: TelexFree Securities Litigation, MDL Number 4:14-md2566-TSH, United States District Court District of Massachusetts. Synovus Financial Corp. and Synovus Bank were named as defendants with numerous other defendants in the purported class action lawsuit.   An Amended Complaint was filed on March 31, 2015 which consolidated and amended the claims previously asserted. The claims against Synovus Financial Corp. were dismissed by Plaintiffs on April 10, 2015 so now, as to Synovus-related entities, only claims against Synovus Bank remain pending.   TelexFree was a merchant customer of Base Commerce, LLC “Base Commerce”, an independent sales organization/member service provider sponsored by Synovus Bank. The purported class action lawsuit generally alleges that TelexFree engaged in an improper multi-tier marketing scheme involving voice-over Internet protocol telephone services and that the various defendants, including Synovus Bank, provided financial services to TelexFree that allowed TelexFree to conduct its business operations. Synovus Bank filed a motion to dismiss the lawsuit on June 1, 2015.
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

(9)
the risk that if we pursue acquisitions in the future as part of our growth strategy, we may not be able to complete such acquisitions or successfully integrate bank or non-bank acquisitions into our existing operations;

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

(14)
the risks that if economic conditions worsen or regulatory capital rules are modified, or the results of mandated “stress testing” do not satisfy certain criteria, we may be required to undertake initiatives to improve our capital position;

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

(18)
the risk that we may be unable to pay dividends on our common stock or Series C Preferred Stock or obtain any applicable regulatory approval to take certain capital actions, including any increases in dividends on our common stock, any repurchases of common stock or any other issuance or redemption of any other regulatory capital instruments;

(19)	our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;

(20)	the risk that for our deferred tax assets, we may be required to increase the valuation allowance in future periods, or we may not be able to realize all of the deferred tax assets in the future;

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
The following financial review summarizes the significant trends affecting Synovus’ results of operations for the six and three months ended June 30, 2015 and 2014 and financial condition as of June 30, 2015 and December 31, 2014. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2014 Form 10-K.
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

•    Additional Disclosures - provides comments on additional important matters including critical accounting policies and non-GAAP financial measures used within this Report.
A reading of each section is important to understand fully the nature of our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS
Consolidated Financial Highlights

	Six Months Ended June 30,			Three Months Ended June 30,
(dollars in thousands, except per share data)	2015	2014	Change	2015	2014	Change
Net interest income	$406,907	405,566	0.3%	$203,644	205,051	(0.7)%
Provision for loan losses	11,034	21,795	(49.4)	6,636	12,284	(46.0)
Non-interest income	134,687	133,569	0.8	68,832	63,388	8.6
Adjusted non-interest income(1)	131,977	126,449	4.4	66,847	63,388	5.5
Non-interest expense	356,713	366,365	(2.6)	177,806	182,205	(2.4)
Adjusted non-interest expense(1)	334,238	336,557	(0.7)	166,872	169,498	(1.5)
Income before income taxes	173,847	150,975	15.1	88,034	73,950	19.0
Adjusted pre-tax, pre-credit costs income(1)	204,646	195,458	4.7	103,619	98,941	4.7
Net income	109,756	95,289	15.2	55,792	46,872	19.0
Net income available to common shareholders	104,637	90,170	16.0	53,233	44,313	20.1
Net income per common share, basic	0.78	0.65	20.4	0.40	0.32	25.6
Net income per common share, diluted	0.78	0.65	20.2	0.40	0.32	25.5
Net interest margin	3.22%	3.40	(18) bps	3.15%	3.41	(26) bps
Net charge-off ratio	0.17	0.50	(33) bps	0.10	0.69	(59) bps

	June 30, 2015	March 31, 2015	Sequential Quarter Change	June 30, 2014	Year-Over-Year Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$21,494,869	21,106,213	388,656	$20,455,763	1,039,106
Total deposits	22,649,181	22,107,849	541,332	20,993,467	1,655,714
Total average deposits	22,466,102	21,615,049	851,053	20,863,706	1,602,396
Average core deposits(1)	20,910,171	20,020,227	889,944	19,462,539	1,447,632
Average core deposits excluding average state, county, and municipal (SCM) deposits(1)	18,632,388	17,796,034	836,354	17,193,687	1,438,701

Non-performing assets ratio	1.11%	1.28	(17) bps	1.77%	(66) bps
Non-performing loans ratio	0.81	0.92	(11) bps	1.27	(46) bps
Past due loans over 90 days	0.02	0.02	—	0.02	—

Tier 1 capital(2)	$2,615,827	2,592,618	23,209	$2,500,491	115,336
Common equity Tier 1 capital (transitional)(2)	2,615,827	2,592,618	23,209	N/A	N/A
Tier 1 common equity(1)(2)	N/A	N/A	N/A	2,364,511	N/A
Total risk-based capital(2)	2,971,518	3,039,552	(68,034)	2,958,274	13,244
Tier 1 capital ratio(2)	10.73%	10.80	(7) bps	11.01%	(28) bps
Common equity Tier 1 capital ratio (transitional)(2)	10.73	10.80	(7) bps	N/A	N/A
Tier 1 common equity ratio(1)(2)	N/A	N/A	N/A	10.42	N/A
Total risk-based capital ratio(2)	12.18	12.66	(48) bps	13.03	(85) bps
Total shareholders’ equity to total assets ratio	10.66	10.97	(31) bps	11.47	(81) bps
Tangible common equity to tangible assets ratio(1)	10.13	10.43	(30) bps	10.91	(78) bps

(1)	See reconciliation of “Non-GAAP Financial Measures” in this Report.
(2) 2015 regulatory capital determined under Basel III transitional capital rules. Prior periods were determined under Basel I capital rules.

Results for the Six and Three Months Ended June 30, 2015
For the six months ended June 30, 2015, net income available to common shareholders was $104.6 million, or $0.78 per diluted common share, compared to net income available to common shareholders of $90.2 million, or $0.65 per diluted common share, for the six months ended June 30, 2014. For the three months ended June 30, 2015, net income available to common shareholders was $53.2 million, or $0.40 per diluted common share, compared to net income available to common shareholders of $44.3 million, or $0.32 per diluted common share, for the three months ended June 30, 2014.
Results for the six months ended June 30, 2015 reflect continued broad-based improvement in credit quality as the NPL ratio declined to 0.81% at June 30, 2015 from 0.92% at March 31, 2015 and 1.27% a year ago. Additionally, other real estate balances declined $8.3 million, or 11.2%, and $35.1 million, or 34.6%, compared to March 31, 2015, and June 30, 2014, respectively. Credit costs totaled $12.8 million for the three months ended June 30, 2015, compared to $15.7 million for the three months ended March 31, 2015, and $16.9 million for the three months ended June 30, 2014. Net charge-offs for the three months ended June 30, 2015 totaled $5.3 million, or 0.10% of average loans annualized, down $7.0 million from $12.3 million in the first quarter of 2015 and down $30.1 million from $35.4 million in the second quarter of 2014. Total non-performing assets were $240.1 million at June 30, 2015, down $30.0 million, or 11.1%, from the previous quarter, and down $123.0 million, or 33.9%, from a year ago.
Adjusted pre-tax, pre-credit costs income (which excludes provision for loan losses, other credit costs, restructuring charges, securities gains and losses, gain on the Memphis transaction, litigation contingency expense, and certain other items) was $204.6 million for the six months ended June 30, 2015 with $103.6 million reported for the three months ended June 30, 2015 and $101.0 million reported for the three months ended March 31, 2015. The sequential quarter increase of $2.6 million in adjusted pre-tax, pre-credit costs income was led by an increase in mortgage banking income of $1.0 million and included the benefit of one more calendar day as well as three more business days with increases in interest income of $381 thousand and service charges on deposit accounts of $661 thousand. Additionally, adjusted non-interest expense for the second quarter of 2015 was $495 thousand lower than the first quarter of 2015 driven by a seasonal decline in employment taxes. Compared to the six months ended June 30, 2014, adjusted pre-tax, pre-credit costs income grew $9.2 million, comprised of a $5.5 million increase in adjusted non-interest income led by growth in mortgage banking income, an increase in net interest income of $1.3 million with year-over-year average loan growth of $973.6 million, or 4.8%, and a decrease of $2.3 million in adjusted non-interest expense. See reconciliation of "Non-GAAP Financial Measures" in this Report.
The net interest margin declined thirteen basis points to 3.15% compared to 3.28% in the previous quarter and was twenty six basis points below the second quarter of 2014 net interest margin of 3.41%. The yield on earning assets was 3.61%, a decline of twelve basis points from the first quarter of 2015, and the effective cost of funds increased one basis point to 0.46%. The yield on loans declined five basis points and the increased balances at the Federal Reserve Bank contributed seven basis points of the linked quarter decline. Compared to the second quarter of 2014, the yield on earning assets declined twenty five basis points from 3.86% and the effective cost of funds increased one basis point from 0.45%.
At June 30, 2015, total loans outstanding were $21.49 billion, a sequential quarter increase of $388.7 million, or 7.4% annualized, and a year-over-year increase of $1.04 billion, or 5.1%. Growth for the quarter was across all loan categories with CRE loans growing $164.3 million, or 9.5% annualized, retail loans increasing $127.1 million, or 13.0% annualized, and C&I loans growing by $97.0 million, or 3.8% annualized. Total average loans grew $179.4 million, or 3.4% annualized, from the previous quarter and $915.5 million, or 4.5%, as compared to the second quarter of 2014.
At June 30, 2015, total deposits were $22.65 billion and total average deposits were $22.47 billion, with total average deposits up $851.1 million, or 15.8% annualized, from the previous quarter. Average core deposits ended the quarter at $20.91 billion, up $889.9 million, or 17.8%, compared to the first quarter of 2015. Average core deposits excluding average state, county, and municipal (SCM) deposits grew $836.4 million, or 18.9% annualized, over the first quarter of 2015 and $1.44 billion, or 8.4%, over the second quarter of 2014. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Synovus continued to return capital to shareholders during the second quarter of 2015, acquiring an additional $50.3 million of common stock following repurchases of $59.1 million during the first quarter of 2015. Since October 2014 through June 30, 2015, Synovus has repurchased $197.5 million of common stock. Additionally, during the first half of 2015, Synovus declared common stock dividends totaling $0.20 per share, representing a 43% increase from the dividends declared during the first half of 2014. Total shareholders' equity was $3.01 billion at June 30, 2015, compared to $3.04 billion at December 31, 2014, and $3.05 billion at June 30, 2014.

Changes in Financial Condition
During the six months ended June 30, 2015, total assets increased $1.15 billion from $27.05 billion at December 31, 2014 to $28.21 billion. The principal components of this increase were an increase of $567.8 million in interest bearing funds with the Federal Reserve Bank, an increase of $397.2 million in loans, net of deferred fees and costs, and an increase in investment securities available for sale, at fair value of $313.3 million. An increase of $1.12 billion in deposits provided the funding source for the growth in loans, net of deferred fees and costs and increase in investment securities available for sale, at fair value and drove the increase in interest bearing funds at the Federal Reserve Bank.
Loans
The following table compares the composition of the loan portfolio at June 30, 2015, December 31, 2014, and June 30, 2014.

(dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2015 vs. December 31, 2014 % Change(1)	June 30, 2014	June 30, 2015 vs. June 30, 2014 % Change
Investment properties	$5,423,893	5,216,964	8.0%	$4,890,580	10.9%
1-4 family properties	1,097,406	1,133,882	(6.5)	1,150,706	(4.6)
Land acquisition	554,501	586,046	(10.9)	609,285	(9.0)
Total commercial real estate	7,075,800	6,936,892	4.0	6,650,571	6.4
Commercial, financial and agricultural	6,259,553	6,182,312	2.5	6,059,794	3.3
Owner-occupied	4,140,769	4,075,117	3.2	4,005,418	3.4
Total commercial and industrial	10,400,322	10,257,429	2.8	10,065,212	3.3
Home equity lines	1,683,651	1,683,998	—	1,664,520	1.1
Consumer mortgages	1,793,752	1,694,061	11.9	1,561,111	14.9
Credit cards	246,724	253,649	(5.5)	255,369	(3.4)
Other retail	323,741	302,460	14.2	287,935	12.4
Total retail	4,047,868	3,934,168	5.8	3,768,935	7.4
Total loans	21,523,990	21,128,489	3.8	20,484,718	5.1
Deferred fees and costs, net	(29,121)	(30,790)	(10.9)	(28,955)	0.6
Total loans, net of deferred fees and costs	$21,494,869	21,097,699	3.8%	$20,455,763	5.1%

(1) Percentage changes are annualized
At June 30, 2015, total loans were $21.49 billion, an increase of $397.2 million, or 3.8% annualized, and $1.04 billion or 5.1% compared to December 31, 2014 and June 30, 2014, respectively, driven by growth in most categories across the loan portfolio. Annual percentage loan growth for 2015 is currently expected to be in the mid single-digits.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at June 30, 2015 were $17.48 billion, or 81.2% of the total loan portfolio, compared to $17.19 billion, or 81.4%, at December 31, 2014 and $16.72 billion, or 81.6%, at June 30, 2014.
At June 30, 2015 and December 31, 2014, Synovus had 27 and 25 commercial loan relationships respectively with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at both June 30, 2015 and December 31, 2014 was approximately $36 million.
Commercial and Industrial Loans
The C&I portfolio represents the largest category of Synovus' total loan portfolio and is currently concentrated on small to middle market commercial and industrial lending dispersed throughout a diverse group of industries in the Southeast, including health care and social assistance, manufacturing, retail trade, real-estate related industries, wholesale trade, and finance and insurance as shown in the following table (aggregated by NAICS code). Loans in the health care and social assistance industry have grown approximately $127 million, or 13.8% annualized, from December 31, 2014, as specialized lending units continue to build relationships in senior housing, medical office lending, and other health care related areas. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are primarily originated through Synovus' local market banking divisions and made to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. In accordance with Synovus' uniform lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. Approximately 91% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral.
Total C&I loans at June 30, 2015 were $10.40 billion, or 48.3% of the total loan portfolio, compared to $10.26 billion, or 48.6% of the total loan portfolio, at December 31, 2014 and $10.07 billion, or 49.1% of the total loan portfolio at June 30, 2014. C&I loans grew $142.9 million, or 2.8% annualized, from December 31, 2014, driven primarily by increases in specialty units such as senior housing, equipment finance, and medical office lending.

Commercial and Industrial Loans by Industry	June 30, 2015		December 31, 2014
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$1,984,245	19.1%	1,856,795	18.1%
Manufacturing	866,462	8.3	878,492	8.6
Retail trade	830,372	8.0	814,882	8.0
Real estate and rental and leasing	694,681	6.7	721,477	7.0
Wholesale trade	671,896	6.5	627,736	6.1
Finance and insurance	644,630	6.2	684,319	6.7
Professional, scientific, and technical services	574,218	5.5	588,862	5.7
Real estate other	532,604	5.1	497,396	4.8
Accommodation and food services	451,600	4.3	438,745	4.3
Construction	423,135	4.1	432,521	4.2
Agriculture, forestry, fishing, and hunting	390,248	3.8	366,041	3.6
Transportation and warehousing	290,290	2.8	250,221	2.4
Information	273,608	2.6	239,996	2.3
Administration, support, waste management, and remediation	220,605	2.1	247,226	2.4
Educational services	219,871	2.1	227,272	2.2
Other services	866,376	8.3	860,105	8.4
Other industries	465,481	4.5	525,343	5.2
Total commercial and industrial loans	$10,400,322	100.0%	$10,257,429	100.0%

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
The Corporate Banking Group provides lending solutions to larger corporate clients and includes specialty units such as syndications, senior housing, and equipment finance. These units partner with Synovus' local bankers to build relationships across the five-state footprint, as well as the southeastern and southwestern United States. To date, loan syndications consist primarily of loans where Synovus is participating in the credit facility (versus being the lead bank). Senior housing loans are typically extended to borrowers in the assisted living, independent living, or memory care facilities sectors. The equipment finance group originates loans to small, middle, and large commercial banking customers, and the formation of this group has further strengthened the equipment financing line of business and signals Synovus' continued commitment to offer a broad range of expertise, products, and services to commercial customers. The Corporate Banking Group also originates direct loans to well-capitalized public companies and larger private companies that operate in the five-state footprint as well as other states in the Southeast.
At June 30, 2015, $6.26 billion of C&I loans, or 29.1% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, and other business assets.
At June 30, 2015, $4.14 billion of C&I loans, or 19.2% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominately secured by owner-occupied properties and other real estate, and to a lesser extent, other types of collateral.

Commercial Real Estate Loans
CRE loans consist of investment properties loans, 1-4 family properties loans, and land acquisition loans. CRE loans are primarily originated through Synovus' local market banking divisions. These loans are subject to the same uniform lending policies referenced above. Total CRE loans, which represent 32.9% of the total loan portfolio at June 30, 2015, were $7.08 billion compared to $6.94 billion, or 32.8% of the total loan portfolio, at December 31, 2014 and $6.65 billion, or 32.5% of the total loan portfolio, at June 30, 2014. CRE loans increased $138.9 million, or 4.0% annualized, from December 31, 2014 and $425.2 million, or 6.4%, from June 30, 2014, driven by growth in investment properties loans partially offset by planned reductions in land acquisition and 1-4 family properties loans.
Investment Properties Loans
Total investment properties loans as of June 30, 2015 were $5.42 billion, or 76.7% of the total CRE portfolio and 25.2% of the total loan portfolio, compared to $5.22 billion, or 75.2% of the total CRE portfolio, and 24.7% of the total loan portfolio at December 31, 2014, an increase of $206.9 million, or 8.0% annualized, with draws on existing construction commitments being a significant contributor. Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses, and other commercial development properties. Synovus' investment properties portfolio is well diversified with no concentration by property type, geography (other than the fact that most of these loans are in Synovus' primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida), or tenants. The investment properties loans are primarily secured by the property being financed by the loans; however, these loans may also be secured by real estate or other assets beyond the property being financed.
1-4 Family Properties Loans
At June 30, 2015, 1-4 family properties loans totaled $1.10 billion, or 15.5% of the total CRE portfolio and 5.1% of the total loan portfolio, compared to $1.13 billion, or 16.3% of the total CRE portfolio and 5.3% of the total loan portfolio at December 31, 2014. 1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Underwriting standards for these types of loans include stricter approval requirements as well as more stringent underwriting standards than current regulatory guidelines. Construction and residential development loans are generally interest-only loans and typically have maturities of three years or less, and 1-4 family rental properties generally have maturities of three to five years, with amortization periods of up to fifteen to twenty years.
Land Acquisition Loans
Total land acquisition loans were $554.5 million at June 30, 2015, or 2.6% of the total loan portfolio, a decline of $31.5 million, or 10.9% annualized, from December 31, 2014. Land acquisition loans are secured by land held for future development, typically in excess of one year. These loans have short-term maturities and are typically unamortized. Land securing these loans is substantially within the Synovus footprint, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). Generally, the maximum loan-to-value at the time of origination or refinancing is aligned with regulatory requirements. Synovus has continued to reduce its exposure to these types of loans.
Retail Loans
Retail loans at June 30, 2015 totaled $4.05 billion, representing 18.8% of the total loan portfolio compared to $3.93 billion, or 18.6% of the total loan portfolio at December 31, 2014 and $3.77 billion or 18.4% of the total loan portfolio at June 30, 2014. Retail loans increased $113.7 million, or 5.8% annualized, from December 31, 2014 and $278.9 million, or 7.4%, from June 30, 2014, primarily as a result of significant growth in consumer mortgage loans of $99.7 million, or 11.9% annualized, from December 31, 2014 and $232.6 million, or 14.9%, from June 30, 2014.
The retail loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, home equity lines, credit card loans, automobile loans, and other retail loans. The majority of Synovus' retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Substantially all retail loans are to in-market borrowers with no indirect lending products, which increases opportunities for cross-selling. Credit card loans totaled $246.7 million at June 30, 2015, including $60.3 million of commercial credit card loans. The commercial credit card loans relate to Synovus' commercial customers who utilize corporate credit cards for various business activities.
Retail loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores (most recently measured as of June 30, 2015). At June 30, 2015 and December 31, 2014, weighted-average FICO scores within the residential real estate portfolio were 775 and 772, respectively, for HELOCs and 736 and 735, respectively, for consumer mortgages . Conservative debt-to-income ratios (average HELOC debt to income ratio of loans originated) were maintained in the second quarter of 2015 at 31.6% compared to 31.3% in the first quarter of 2015. HELOC utilization rates (total amount outstanding as a percentage of total available lines) of 60.6% and 61.3% at June 30, 2015 and December 31, 2014, respectively, and loan-to-value ratios based upon prudent guidelines were maintained to ensure consistency with Synovus' overall risk philosophy. At June 30, 2015, 34% of home equity line balances were secured by a first lien, and 66% were secured by a second lien. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.
Risk levels 1-6 (descending) are assigned to retail loans based upon a risk score matrix. At least annually, the retail loan portfolio data is sent to a consumer credit reporting agency for a refresh of customers' credit scores. The most recent credit score refresh was completed as of June 30, 2015. Management reviews the refreshed scores to monitor the credit risk migration of the retail loan portfolio, which impacts the allowance for loan losses. Management also considers the results from the refreshed scores for possible changes in underwriting policies. Revolving lines of credit are regularly reviewed for any material change in financial circumstances, and when appropriate, the line of credit may be suspended.
Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of the origination date or, if the loan has been refinanced, as of the refinance date, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' retail lending strategy, and Synovus does not currently develop or offer specific higher-risk consumer loans, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of June 30, 2015, it had $123.7 million of higher-risk consumer loans (3.1% of the retail portfolio and 0.6% of the total loan portfolio). Included in this amount is approximately $14 million of accruing TDRs. Synovus makes retail lending decisions based upon a number of key credit risk determinants including FICO scores as well as bankruptcy predictor scores, loan-to-value, and debt-to-income ratios.
Other Real Estate
The carrying value of ORE was $66.4 million, $85.5 million, and $101.5 million at June 30, 2015, December 31, 2014, and June 30, 2014, respectively. As of June 30, 2015, the ORE carrying value reflects cumulative write-downs totaling approximately $72 million, or 52% of the related loans' unpaid principal balance. During the six months ended June 30, 2015 and 2014, $11.4 million and $25.3 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value less costs to sell. During the six months ended June 30, 2015 and 2014, Synovus recognized foreclosed real estate expense, net, of $13.8 million and $9.7 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $11.1 million and $8.2 million for the six months ended June 30, 2015 and 2014, respectively.
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

Composition of Average Deposits
	Three Months Ended
(dollars in thousands)	June 30, 2015	%(1)	March 31, 2015	%(1)	December 31, 2014	%(1)	September 30, 2014	%(1)	June 30, 2014	%(1)
Non-interest bearing demand deposits	$6,436,167	28.7%	$6,108,558	28.3%	$6,110,047	28.6%	$5,824,592	27.8%	$5,765,287	27.6%
Interest bearing demand deposits	3,919,401	17.4	3,800,476	17.6	3,781,389	17.7	3,722,599	17.8	3,830,956	18.4
Money market accounts, excluding brokered deposits	6,466,610	28.8	6,210,704	28.7	6,009,897	28.2	6,044,138	28.9	6,033,522	28.9
Savings deposits	675,260	3.0	649,597	3.0	638,813	3.0	645,654	3.1	644,103	3.1
Time deposits, excluding brokered deposits	3,412,733	15.2	3,250,892	15.0	3,193,507	15.0	3,206,984	15.3	3,188,671	15.3
Brokered deposits	1,555,931	6.9	1,594,822	7.4	1,602,354	7.5	1,494,620	7.1	1,401,167	6.7
Total average deposits	$22,466,102	100.0	$21,615,049	100.0	$21,336,007	100.0	$20,938,587	100.0	$20,863,706	100.0
Average core deposits(2)	$20,910,171	93.1	20,020,227	92.6	$19,733,653	92.5	$19,443,967	92.9	$19,462,539	93.3
Average core deposits excluding average SCM deposits(2)	$18,632,388	82.9	17,796,034	82.3	$17,548,896	82.3	$17,398,150	83.1	$17,193,687	82.4

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See reconciliation of “Non-GAAP Financial Measures” in this Report.

During the second quarter of 2015, total average deposits increased $851.1 million, or 15.8% annualized, compared to the first quarter of 2015, and increased $1.60 billion, or 7.7%, compared to the second quarter of 2014. Average core deposits were up $889.9 million, or 17.8% annualized, compared to the previous quarter, and up $1.45 billion, or 7.4%, compared to the second quarter a year ago. Average core deposits excluding average state, county, and municipal (SCM) deposits grew $836.4 million, or 18.9% annualized, over the prior quarter and $1.44 billion, or 8.4%, over the second quarter of 2014. The increase in deposits was largely due to growth in money market, non-interest bearing demand and time deposit products. Average non-interest bearing demand deposits as a percentage of total average deposits was 28.7% for the three months ended June 30, 2015, compared to 28.3% for the three months ended March 31, 2015, and 27.6% for the three months ended June 30, 2014. See reconciliation of “Non-GAAP Financial Measures” in this Report.
Average time deposits of $100,000 and greater for the three months ended June 30, 2015, March 31, 2015, and June 30, 2014 were $3.43 billion, $3.34 billion, and $3.04 billion respectively, and included average brokered time deposits of $1.37 billion, $1.41 billion, and $1.22 billion, respectively. These larger deposits represented 15.3%, 15.4%, and 14.6% of total average deposits for the three months ended June 30, 2015, March 31, 2015, and June 30, 2014, respectively, and included brokered time deposits which represented 6.1%, 6.5%, and 5.8% of total average deposits for the three months ended June 30, 2015, March 31, 2015, and June 30, 2014, respectively.
During the second quarter of 2015, total average brokered deposits represented 6.9% of Synovus' total average deposits compared to 7.4% and 6.7% of total average deposits the previous quarter and the second quarter a year ago, respectively.
Non-interest Income
Non-interest income for the six and three months ended June 30, 2015 was $134.7 million and $68.8 million, respectively, up $1.1 million, or 0.8%, and up $5.4 million, or 8.6%, compared to the six and three months ended June 30, 2014, respectively. Adjusted non-interest income, which excludes net investment securities gains and the prior year net gain of $5.8 million from the Memphis transaction, increased $5.5 million, or 4.4%, for the six months ended June 30, 2015, compared to the same period a year ago and increased $3.5 million, or 5.5%, for the three months ended June 30, 2015, compared to the same period a year ago. The increase over prior year was driven primarily by an increase in mortgage banking income as well as growth in service charges on deposit accounts, fiduciary and asset management fees, brokerage revenue, and gains on sales of SBA loans. See reconciliation of "Non-GAAP Financial Measures" in this Report.
The following table shows the principal components of non-interest income.

Non-interest Income	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Service charges on deposit accounts	$38,928	38,451	$19,795	19,238
Fiduciary and asset management fees	23,414	22,329	11,843	11,296
Brokerage revenue	14,032	12,920	6,782	6,707
Mortgage banking income	13,995	8,794	7,511	5,283
Bankcard fees	16,576	16,212	8,499	8,695
Investment securities gains, net	2,710	1,331	1,985	—
Other fee income	9,851	9,791	4,605	4,928
Gain on sale of Memphis branches, net	—	5,789	—	—
Other non-interest income	15,181	17,952	7,812	7,241
Total non-interest income	$134,687	133,569	$68,832	63,388

Principal Components of Non-interest Income
Service charges on deposit accounts for the six and three months ended June 30, 2015 were up $477 thousand, or 1.2%, and up $557 thousand, or 2.9%, respectively, compared to the same time periods in 2014. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were $17.9 million and $9.2 million for the six and three months ended June 30, 2015, respectively, an increase of $1.2 million, or 7.3%, and $896 thousand, or 10.8%, compared to the six and three months ended June 30, 2014, respectively, due primarily to an increase in overdraft service utilization rates and higher Regulation E opt-in rates (Regulation E limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine and debit card transactions that overdraw a customer's account unless the customer affirmatively consents, or opts-in, to the institution's payment of overdrafts for these transactions). Account analysis fees were $11.4 million and $5.6 million for the six and three months ended June 30, 2015, respectively, down $593 thousand, or 5.0%, and $370 thousand, or 6.2%, compared to the six and three months ended June 30, 2014, respectively, primarily due to higher earnings credit balances and a decline in the number of accounts on analysis. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $9.7 million for the six months ended June 30, 2015, down $149 thousand, or 1.5%, compared to the same period in 2014, with more retail customers meeting requirements to qualify for fee waivers on checking products. All other service charges on deposit accounts for the three months ended June 30, 2015 were $5.0 million, up $30 thousand, or 0.6%, compared to the same period in 2014.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management, and financial planning services. Fiduciary and asset management fees were $23.4 million and $11.8 million for the six and three months ended June 30, 2015, respectively, an increase of $1.1 million, or 4.9%, and $547 thousand, or 4.8%, respectively, compared to the same periods in 2014, due to new talent acquisition in strategic markets and an increase in assets-under-management of 4.3%.
Brokerage revenue, which consists primarily of brokerage commissions, was $14.0 million and $6.8 million for the six and three months ended June 30, 2015. Compared to the six and three months ended June 30, 2014, brokerage revenue was up $1.1 million, or 8.6%, and $75 thousand or 1.1%, respectively. The year-over-year increase was largely due to the unfavorable impact of severe winter weather on transactions during the first quarter of 2014. Additionally, the increase was driven by talent acquisition of commission-based financial consultants and brokers and a favorable increase in customer fee-based assets-under-management.
Mortgage banking income increased $5.2 million, or 59.1%, and increased $2.2 million, or 42.2%, for the six and three months ended June 30, 2015, respectively, when compared to the same periods in 2014, due primarily to an increase in mortgage production which was driven by the rate environment, talent acquisitions, investments in key markets, and enhanced product offerings. Synovus currently expects mortgage banking income for the second half of 2015 to be similar to levels for the six months ended June 30, 2015.
Bankcard fees increased $364 thousand, or 2.2%, for the six months ended June 30, 2015, compared to the same period in 2014, and for the three months ended June 30, 2015, bankcard fees declined by $196 thousand, or 2.3%, compared to the three months ended June 30, 2014. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $8.2 million, up $73 thousand, or 0.9%, and $4.2 million, up $21 thousand, or 0.5%, for the six and three months ended June 30, 2015, respectively, compared to the same periods in 2014. Credit card interchange fees were

$11.5 million, up $535 thousand, or 4.9%, and $6.0 million, up $188 thousand, or 3.3%, for the six and three months ended June 30, 2015, respectively, compared to the same periods in 2014.
Other fee income includes fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for automated teller machine use, customer swap dealer fees, and other service charges. Other fee income increased $60 thousand, or 0.6%, for the six months ended June 30, 2015, compared to the same period in 2014. Other fee income declined $323 thousand, or 6.6%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014 due primarily to a decline in fees on unused lines of credit and letters of credit.
The 2014 gain on sale of Memphis branches consists of a gain, net of associated costs, from the sale of certain loans, premises, deposits, and other assets and liabilities of the Memphis, Tennessee operations of Trust One Bank, a division of Synovus Bank on January 17, 2014. Please see "Note 3 - Sale of Branches" of this Report for further explanation of this transaction.
The main components of other non-interest income are income from company-owned life insurance policies, gains from sales of SBA loans, insurance commissions, card sponsorship fees, and other miscellaneous items. Other non-interest income for the six months ended June 30, 2015 was $2.8 million lower than the six months ended June 30, 2014 due to a $3.1 million gain from the sale of a branch property during the first quarter of 2014. Other non-interest income for the three months ended June 30, 2015 increased $571 thousand, or 7.9%, compared to the same period in 2014 largely due to an increase in gains on sales of SBA loans of $501 thousand. Gains from sales of SBA loans totaled $2.8 million during the first half of 2015, up $1.6 million compared to the same period in 2014. Synovus has an increased focus on the SBA lending line of business and expects an increase in SBA gains for the full year 2015 compared to 2014.
Non-interest Expense
Non-interest expense for the six and three months ended June 30, 2015 declined $9.7 million, or 2.6%, and $4.4 million, or 2.4%, respectively, compared to the same periods in 2014. Adjusted non-interest expense for the six and three months ended June 30, 2015, which excludes litigation contingency expense, restructuring charges, credit costs, and Visa indemnification charges, declined $2.3 million, or 0.7%, and $2.6 million, or 1.5%, respectively, compared to the same periods in 2014. See "Non-GAAP Financial Measures" in this Report for applicable reconciliation.
The following table summarizes the components of non-interest expense for the six and three months ended June 30, 2015 and 2014.

Non-interest Expense
	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Salaries and other personnel expense	$191,054	185,985	$94,565	92,540
Net occupancy and equipment expense	52,713	52,480	26,541	26,425
Third-party processing expense	21,015	19,560	10,672	9,464
FDIC insurance and other regulatory fees	13,725	17,531	6,767	7,885
Professional fees	12,011	15,901	6,417	8,224
Advertising expense	6,309	8,757	2,865	6,281
Foreclosed real estate expense, net	13,847	9,745	4,351	4,063
Visa indemnification charges	729	752	354	356
Restructuring charges, net	(102)	16,293	5	7,716
Other operating expenses	45,412	39,361	25,269	19,251
Total non-interest expense	$356,713	366,365	$177,806	182,205

Salaries and other personnel expenses increased $5.1 million, or 2.7%, and $2.0 million, or 2.2%, for the six and three months ended June 30, 2015, respectively, compared to the same periods in 2014 primarily due to annual merit increases, higher health insurance expense, higher incentive compensation, and additional variable compensation associated with higher mortgage and brokerage revenue. These increases were somewhat offset by the decrease in salaries and other personnel expense resulting from the decline of 197, or 4.3%, in total headcount at June 30, 2015 vs. June 30, 2014. The decline in headcount was driven by the elimination of positions during 2014 in connection with branch closings, further refinement of our branch staffing model, and other efficiency initiatives.

Net occupancy and equipment expense was up slightly by $233 thousand and $116 thousand for the six and three months ended June 30, 2015, respectively, compared to the same periods in 2014. Synovus continues to invest in technology and rationalize its branch network which has declined to 258 branches at June 30, 2015 from 271 branches at June 30, 2014.
Third-party processing expense includes all third-party core operating system and processing charges. Third-party processing expense increased $1.5 million, or 7.4%, and $1.2 million, or 12.8%, for the six and three months ended June 30, 2015, respectively, compared to the same periods in 2014 driven by investments in technology.
FDIC insurance costs and other regulatory fees declined $3.8 million, or 21.7%, and $1.1 million, or 14.2%, for the six and three months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to significant improvement in credit metrics included in the FDIC assessment scorecard with declines of 33.9% and 39.5% in NPAs and accruing TDRs, respectively, at June 30, 2015 compared to June 30, 2014.
Professional fees declined $3.9 million, or 24.5%, and $1.8 million, or 22.0%, for the six and three months ended June 30, 2015, respectively, compared to the same periods in 2014. The decline in professional fees was driven by a decrease in attorney fees.
Advertising expense was $6.3 million and $2.9 million for the six and three months ended June 30, 2015, respectively, compared to $8.8 million and $6.3 million for the six and three months ended June 30, 2014, respectively. Advertising expense for the second half of 2015 is expected to increase from the first half of 2015 based on increased levels of advertising spend related to our branding campaign as well as our product campaigns.
Foreclosed real estate costs were up $4.1 million, or 42.1%, and up $288 thousand, or 7.1%, for the six and three months ended June 30, 2015, respectively, compared to the same periods in 2014. Foreclosed real estate costs during the remainder of 2015 are expected to be lower than the first half of 2015 levels. For further discussion of foreclosed real estate, see the section captioned “Other Real Estate” of this Report.
Other operating expenses include other credit related expenses which were lower in 2014 due to the following: $2.9 million recovery upon the termination of a letter of credit which was fully reserved during the first quarter of 2014 and $1.6 million recovery on property taxes paid from a loan pay-off during the second quarter of 2014. Other operating expenses for the six and three months ended June 30, 2015 also include $4.4 million in litigation contingency expense.
Management currently expects that adjusted non-interest expense for the year ending December 31, 2015 will be approximately the same as in 2014 ($675 million). See "Non-GAAP Financial Measures" in Synovus' 2014 Form 10-K for applicable reconciliation.
Income Tax Expense
Income tax expense was $64.1 million and $32.2 million for the six and three months ended June 30, 2015, respectively, compared to $55.7 million and $27.1 million for the six and three months ended June 30, 2014, respectively. The effective tax rate was 36.9% for the six months ended June 30, 2015 as well as the same period in 2014. Synovus calculated the provision for income taxes for the six and three months ended June 30, 2015 and June 30, 2014 by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period. The actual effective income tax rate in future periods could be affected by items that are infrequent in nature, such as new legislation and changes in the deferred tax asset valuation allowance. Synovus currently expects an annual effective tax rate of approximately 36%-37% for the full year 2015.
At June 30, 2015, the net deferred tax asset was $571.4 million, compared to $622.5 million at December 31, 2014. The decrease in the net deferred tax asset is primarily driven by the continued generation of taxable income.

CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the credit quality of its loan portfolio and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. Credit quality continued to improve during the second quarter of 2015 with non-performing assets declining by 11.1% sequentially to an ending non-performing assets ratio of 1.11%, past dues remaining at low levels, and the net charge-off ratio declining to 0.10%, down 13 basis points from the first quarter of 2015. The non-performing loans ratio has also continued to decline, ending the quarter at 0.81%.
The table below includes selected credit quality metrics.

Credit Quality Metrics	As of and for the Three Months Ended,
(dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Provision for loan losses	$6,636	$4,397	8,193	3,843	12,284
Other credit costs	6,175	11,273	8,213	11,858	4,635
Total credit costs	$12,811	$15,670	16,406	15,701	16,919
Non-performing loans	173,638	194,232	197,757	242,382	259,547
Impaired loans held for sale(1)	-	1,082	3,606	338	2,045
Other real estate	66,449	74,791	85,472	81,636	101,533
Non-performing assets	$240,087	$270,105	286,835	324,356	363,125
Non-performing loans as a % of total loans	0.81%	0.92	0.94	1.18	1.27
Non-performing assets as a % of total loans, other loans held for sale, and ORE	1.11%	1.28	1.35	1.57	1.77
NPL inflows	$21,397	26,059	32,630	32,988	34,321
Loans 90 days past due and still accruing	4,832	5,025	4,637	4,067	4,798
As a % of total loans	0.02%	0.02	0.02	0.02	0.02
Total past due loans and still accruing	$50,860	57,443	51,251	72,712	60,428
As a % of total loans	0.24%	0.27	0.24	0.35	0.30
Net charge-offs	$5,306	12,343	16,252	12,250	35,372
Net charge-offs/average loans	0.10%	0.23	0.31	0.24	0.69
Allowance for loan losses	$254,702	253,371	261,317	269,376	277,783
Allowance for loan losses as a % of total loans	1.18%	1.20	1.24	1.31	1.36

(1) Represent only impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value, less costs to sell, based primarily on estimated sales proceeds net of selling costs.
Total credit costs
Total credit costs (provision for loan losses plus other credit costs which consist primarily of foreclosed real estate expense, net,) for the quarters ended June 30, 2015 and June 30, 2014 were $12.8 million and $16.9 million, respectively, including provision for loan losses of $6.6 million and $12.3 million, respectively, and expenses related to foreclosed real estate of $4.4 million and $4.1 million, respectively. Total credit costs improved 18.2% on a sequential quarter basis and improved 24.3% from the second quarter of 2014.

Non-performing Assets
Total NPAs were $240.1 million at June 30, 2015, a $46.7 million, or 16.3%, decrease from December 31, 2014 and a $123.0 million, or 33.9%, decrease from $363.1 million at June 30, 2014. The year-over-year decline in non-performing assets was primarily driven by significant balance reductions in legacy non-performing assets, a continued decline in NPL inflows, as well as asset dispositions. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate were 1.11% at June 30, 2015 compared to 1.35% at December 31, 2014, and 1.77% at June 30, 2014. Synovus currently expects that NPAs will continue to decline at a modest pace for the remainder of 2015.

NPL Inflows by Loan Type
	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Investment properties	$3,680	5,126	$3,385	2,407
1-4 family properties	2,974	5,226	2,057	3,681
Land for future development	370	6,541	194	2,694
Total commercial real estate	7,024	16,893	5,636	8,782
Commercial, financial and agricultural	17,032	19,677	7,935	12,946
Owner-occupied	10,865	12,187	3,416	3,493
Small business		—		—
Total commercial and industrial	27,897	31,864	11,351	16,439
Home equity lines	5,469	4,790	1,491	1,587
Consumer mortgages	6,473	14,789	2,873	6,739
Credit cards	—	—	—	—
Other retail loans	593	1,445	46	774
Total retail	12,535	21,024	4,410	9,100
Total NPL inflows	$47,456	69,781	$21,397	34,321

Past Due Loans
As a percentage of total loans outstanding, loans 90 days past due and still accruing interest continue to be at very low levels and were 0.02% at June 30, 2015, December 31, 2014, and June 30, 2014. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments.

Troubled Debt Restructurings
Accruing TDRs were $268.5 million at June 30, 2015, compared to $348.4 million at December 31, 2014 and $444.1 million at June 30, 2014. Accruing TDRs declined $79.9 million, or 22.9%, from December 31, 2014 and $175.6 million, or 39.5%, from a year ago primarily due to lower TDR inflows as well as fewer TDRs having to retain the TDR designation upon subsequent renewal, refinance, or modification. At June 30, 2015, the allowance for loan losses allocated to these accruing TDRs was $15.3 million compared to $21.0 million at December 31, 2014 and $24.3 million at June 30, 2014. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At both June 30, 2015 and December 31, 2014, approximately 99% of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have declined significantly to two defaults with a recorded investment of $115 thousand for the six months ended June 30, 2015 compared to eight defaults with a recorded investment of $3.1 million for the six months ended June 30, 2014.
At June 30, 2015, 41.7%, or $111.9 million, of accruing TDRs were graded as Pass (32.4%) or Special Mention (9.3%) loans. At June 30, 2015, troubled debt restructurings (accruing and non-accruing) were $323.3 million, a decrease of $99.7 million, or 23.6%, compared to December 31, 2014.

Accruing TDRs by Risk Grade	June 30, 2015		December 31, 2014
(dollars in thousands)	Amount	%	Amount	%
Pass	$86,968	32.4%	$86,354	24.8%
Special Mention	24,980	9.3	65,446	18.8
Substandard accruing	156,594	58.3	196,627	56.4
Total accruing TDRs	$268,542	100.0%	$348,427	100.0%

Accruing TDRs Aging and Allowance for Loan Losses by Portfolio Class
	June 30, 2015
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$97,733	259	—	97,992	7,584
1-4 family properties	25,717	—	—	25,717	2,273
Land acquisition	29,464	—	—	29,464	1,390
Total commercial real estate	152,914	259	—	153,173	11,247
Commercial, financial and agricultural	26,865	113	—	26,978	964
Owner-occupied	50,090	—	—	50,090	2,097
Total commercial and industrial	76,955	113	—	77,068	3,061
Home equity lines	8,712	209	—	8,921	185
Consumer mortgages	23,371	789	—	24,160	711
Credit cards	—	—	—	—	—
Other retail loans	5,121	99	—	5,220	74
Total retail	37,204	1,097	—	38,301	970
Total accruing TDRs	$267,073	1,469	—	268,542	15,278

	December 31, 2014
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$109,436	—	—	109,436	5,294
1-4 family properties	39,655	—	—	39,655	6,838
Land acquisition	43,696	—	—	43,696	2,815
Total commercial real estate	192,787	—	—	192,787	14,947
Commercial, financial and agricultural	46,995	197	—	47,192	2,373
Owner-occupied	66,463	548	—	67,011	2,854
Total commercial and industrial	113,458	745	—	114,203	5,227
Home equity lines	4,657	191	—	4,848	129
Consumer mortgages	28,714	2,164	418	31,296	592
Credit cards	—	—	—	—	—
Other retail loans	5,095	180	18	5,293	101
Total retail	38,466	2,535	436	41,437	822
Total accruing TDRs	$344,711	3,280	436	348,427	20,996

Non-accruing TDRs may generally be returned to accrual status if there has been a period of performance, consisting usually of at least a six month sustained period of repayment performance in accordance with the terms of the agreement. Consistent with regulatory guidance, a TDR will generally no longer be reported as a TDR after a period of performance which is generally a minimum of six months and after the loan has been reported as a TDR at a year-end reporting date, and if at the time of the modification, the interest rate was at market, considering the credit risk associated with the borrower. Non-accruing TDRs were $54.8 million at June 30, 2015 compared to $74.6 million at December 31, 2014, a decrease of $19.8 million, or 26.5%, primarily due to principal reductions.

Non-accruing TDRs by Type
(in thousands)	June 30, 2015	December 31, 2014
Investment properties	$9,681	$15,922
1-4 family properties	4,077	7,523
Land acquisition	17,219	24,037
Total commercial real estate	30,977	47,482
Commercial, financial and agricultural	6,565	7,478
Owner-occupied	11,347	14,427
Total commercial and industrial	17,912	21,905
Home equity lines	908	893
Consumer mortgages	4,861	4,256
Credit cards	—	—
Other retail loans	144	66
Total retail	5,913	5,215
Total non-accruing TDRs	$54,802	$74,602

Potential Problem Loans
Potential problem loans are defined by management as being certain performing loans with a well-defined weakness where there is known information about possible credit problems of borrowers which causes management to have concerns about the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of commercial Substandard accruing loans but exclude loans 90 days past due and still accruing interest and accruing TDRs classified as Substandard. Synovus had $216.5 million of potential problem commercial loans at June 30, 2015 compared to $222.5 million and $229.6 million at December 31, 2014 and June 30, 2014, respectively. Synovus cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.

Net Charge-offs
Net charge-offs for the six months ended June 30, 2015 were $17.6 million, or 0.17% as a percentage of average loans annualized, a decrease of $32.9 million, or 65.1%, compared to $50.6 million, or 0.50%, as a percentage of average loans annualized for the six months ended June 30, 2014. The decline in net charge-offs was driven by a decline in NPL inflows, lower impairment charge-offs on existing collateral dependent impaired loans, and lower charges on the resolution and disposition of distressed loans. The net charge-off ratio for 2015 is expected to be below the previously guided range of 30 to 40 basis points due to the continued significant credit improvements.
The following tables show net charge-offs by loan type for the six and three months ended June 30, 2015 and 2014.

Net Charge-offs (Recoveries) by Loan Type
	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Investment properties	$165	$8,894	$1,717	$5,222
1-4 family properties	2,951	1,692	(905)	1,063
Land for future development	800	20,104	(395)	18,686
Total commercial real estate	3,916	30,690	417	24,971
Commercial, financial and agricultural	3,129	6,645	436	4,118
Owner-occupied	2,375	4,637	2,061	1,081
Total commercial and industrial	5,504	11,282	2,497	5,199
Home equity lines	1,305	3,247	573	1,940
Consumer mortgages	4,438	1,969	769	1,194
Credit cards	1,915	2,522	811	1,436
Other retail loans	571	843	238	632
Total retail	8,229	8,581	2,391	5,202
Total net charge-offs	$17,649	$50,553	$5,305	$35,372
Provision for Loan Losses and Allowance for Loan Losses
For the six months ended June 30, 2015, the provision for loan losses was $11.0 million, a decrease of $10.8 million, or 49.4%, compared to the six months ended June 30, 2014. The decrease in the provision for loan losses was primarily a result of continued improvement in credit quality trends, including:

•	Reduced net loan charge-offs by $32.9 million, or 65.1%, from $50.6 million for the six months ended June 30, 2014 to $17.6 million for the six months ended June 30, 2015;

•	Reduced NPL inflows by $22.3 million, or 32.0%, from $69.8 million for the six months ended June 30, 2014 to $47.5 million for the six months ended June 30, 2015;

•	Reduced loans rated Special Mention by $213.7 million, or 29.0%, from $736.5 million at June 30, 2014 to $522.9 million at June 30, 2015;

•	Reduced loans rated Substandard accruing by $90.5 million, or 18.7%, from $483.7 million at June 30, 2014 to $393.2 million at June 30, 2015; and

•	Pass rated loans as a percentage of total loans were 94.9% at June 30, 2015 compared to 92.8% at June 30, 2014.
The allowance for loan losses at June 30, 2015 was $254.7 million or 1.18% of total loans compared to $261.3 million or 1.24% of total loans at December 31, 2014 and $277.8 million or 1.36% of total loans at June 30, 2014. The decrease in the allowance for loan losses is primarily due to continued improvement in credit quality trends, which includes lower NPL levels as well as reduced NPL inflows and net charge-offs, improved risk grade migration trends, and stable collateral values.
Capital Resources
Synovus is required to comply with the capital adequacy standards established by the Federal Reserve Board and our subsidiary bank, Synovus Bank, must comply with similar capital adequacy standards established by the FDIC. Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements.
The Basel III capital rules, implemented in the U.S. with certain changes mandated by the Dodd-Frank Act, strengthen the definition of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. The rules became effective January 1, 2015, for Synovus and Synovus Bank, subject to a transition period for several aspects, including the capital conservation buffer and certain regulatory capital adjustments and deductions, as described below. Under the Basel III capital rules, the minimum capital requirements for Synovus and Synovus Bank include a common equity Tier 1 (CET1) ratio of 4.5%; Tier 1 capital ratio of 6%; total capital ratio of 8%; and leverage ratio of 4%. When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased-in over a three-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. Under the Basel III capital rules, Synovus and Synovus Bank are well-capitalized if each has a CET1 ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a total risk-based capital ratio of 10% or greater, a leverage ratio of 5% or greater, and are not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure.
At June 30, 2015, Synovus' and Synovus Bank's capital levels each exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Capital Ratios
(dollars in thousands)	June 30, 2015	December 31, 2014

Capital rules in effect:	Basel III	Basel I

Tier 1 capital
Synovus Financial Corp.	$2,615,827	2,543,625
Synovus Bank	3,040,311	2,988,189
Common equity Tier 1 capital (transitional)
Synovus Financial Corp.	2,615,827	N/A
Synovus Bank	3,040,311	N/A
Tier 1 common equity(1)
Synovus Financial Corp.	N/A	2,407,645
Total risk-based capital
Synovus Financial Corp.	2,971,518	2,987,406
Synovus Bank	$3,296,578	3,251,836
Tier 1 capital ratio
Synovus Financial Corp.	10.73%	10.86
Synovus Bank	12.49	12.76
Common equity Tier 1 ratio (transitional)
Synovus Financial Corp.	10.73	N/A
Synovus Bank	12.49	N/A
Tier 1 common equity ratio(1)
Synovus Financial Corp.	N/A	10.28
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.18	12.75
Synovus Bank	13.54	13.89
Leverage ratio
Synovus Financial Corp.	9.48	9.67
Synovus Bank	11.04	11.39
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	10.13	10.69

(1) See reconciliation of “Non-GAAP Financial Measures” in this Report.
Capital ratios at June 30, 2015 were impacted by common stock repurchases of $50.3 million during the second quarter and $59.1 million during the first quarter pursuant to Synovus' $250 million share repurchase program announced on October 21, 2014 and which expires on October 23, 2015. As of June 30, 2015, Synovus had repurchased a total of $197.5 million, or 7.4 million shares, of common stock under the share repurchase program through a combination of share repurchases under the accelerated share repurchase (ASR) agreement described below and open market transactions. Synovus entered into the ASR agreement during October 2014 to purchase $75.0 million of Synovus common stock under the share repurchase program. As of December

31, 2014, Synovus had repurchased 2.5 million shares of common stock under the ASR agreement. During January 2015, Synovus repurchased 392 thousand shares upon completion of the ASR agreement. Additionally, since October 2014 through June 30, 2015, Synovus has repurchased $122.5 million, or 4.5 million shares, of common stock through open market transactions including $109.4 million, or 3.9 million shares, of common stock repurchased during the first half of 2015.
Additionally, 2015 capital ratios are impacted by changes required under Basel III capital rules, which, for Synovus, increased risk-weighted assets by approximately $420 million when the capital rules went into effect at March 31, 2015 with higher risk-weights assigned to certain categories including unfunded lines of credit, non-performing loans, and various other categories. Synovus and Synovus Bank elected to make a permanent election to exclude accumulated other comprehensive income (loss) from regulatory capital, and therefore will retain the same accumulated other comprehensive income (loss) treatment as under the regulatory capital rules in effect prior to January 1, 2015.
As of June 30, 2015, total disallowed deferred tax assets were $384.0 million or 1.57% of risk-weighted assets, compared to $412.9 million or 1.72% of risk-weighted assets at March 31, 2015, and compared to $492.2 million or 2.10% of risk weighted assets at December 31, 2014. Disallowed deferred tax assets for the new Basel III ratio, CET1, were $258.2 million at June 30, 2015, compared to $287.2 million at March 31, 2015 due to a three-year phase-in of the total disallowed deferred tax asset for the CET1 capital measure. Basel III revised the deferred tax asset limitation criteria effective January 1, 2015 and now includes the component of deferred tax assets arising from temporary timing differences in regulatory capital up to certain levels of CET1. Thus, the disallowed portion of deferred tax assets, under Basel III, is comprised of net operating loss carryforwards and tax credit carryforwards. Under Basel I, there were limitations on the inclusion of deferred tax assets for regulatory capital based on Tier 1 capital levels and projected future earnings. The treatment of deferred tax assets under Basel III had an initial favorable impact on Synovus' regulatory capital ratios. Synovus' deferred tax asset should continue to decrease over time, thus creating additional regulatory capital in future periods.
Synovus' CET1 ratio was 10.73% at June 30, 2015 under Basel III transitional provisions and the estimated fully phased-in CET1 ratio, as of June 30, 2015 was approximately 10.09%, both of which are well in excess of the regulatory requirements prescribed by Basel III.
Management currently believes, based on internal capital analyses and earnings projections, that Synovus and Synovus Bank's capital position is adequate to meet current and future regulatory minimum capital requirements.
Dividends
Synovus has historically paid a quarterly cash dividend to the holders of its common stock. Management closely monitors current and projected capital levels, liquidity (including dividends from subsidiaries), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends. During October 2014, Synovus increased the quarterly common stock dividend (which was paid on January 2, 2015) from $0.07 to $0.10 per share. Synovus' ability to pay dividends on its capital stock, including the common stock and the Series C Preferred Stock, is primarily dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities, as further discussed below in the section titled "Liquidity." During 2014, Synovus Bank paid upstream dividends of $182.0 million to Synovus. During the six months ended June 30, 2015, Synovus Bank paid upstream dividends of $150.0 million to Synovus.
    Synovus declared dividends of $0.20 per common share for the six months ended June 30, 2015 and $0.14 for the six months ended June 30, 2014. In addition to dividends paid on its common stock, Synovus paid dividends of $5.1 million on its Series C Preferred Stock during both the six months ended June 30, 2015 and June 30, 2014.
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
Synovus Bank also generates liquidity through the national deposit markets through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At June 30, 2015, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company for various operating needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our common stock and preferred stock, and payment of general corporate expenses. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and FDIC. During 2014, Synovus Bank paid upstream dividends totaling $182.0 million to Synovus Financial Corp. During the six months ended June 30, 2015, Synovus Bank paid upstream dividends of $150.0 million to Synovus. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, GA DBF rules and related statutes contain additional restrictions on payments of dividends by Synovus Bank. In particular, the Georgia Financial Institutions Code contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings without the approval of the GA DBF. As a result of this restriction, Synovus Bank is currently required to seek approval from the GA DBF to pay dividends to Synovus.
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
Earning Assets and Sources of Funds
Average total assets for the six months ended June 30, 2015 increased $1.33 billion, or 5.0%, to $27.70 billion as compared to $26.37 billion for the first six months of 2014. Average earning assets increased $1.45 billion, or 6.0%, in the first six months of 2015 compared to the same period in 2014 and represented 92.2% of average total assets at June 30, 2015, as compared to 91.4% at June 30, 2014. The increase in average earning assets resulted from a $1.01 billion increase in average loans, and a $469.1 million increase in federal funds sold, due from Federal Reserve Bank, and other short-term investments. Average non-interest bearing demand deposits increased $621.4 million or 11.0%, to $6.27 billion for the first six months of 2015 compared to the same period in 2014. Average interest bearing liabilities increased $699.2 million, or 4.0%, to $18.19 billion for the first six months of 2015 compared to the same period in 2014. The increase in interest bearing liabilities was driven by a $284.0 million increase in money market deposit accounts (excluding brokered deposits), a $268.9 million increase in brokered time deposits, and a $62.3 million increase in long-term debt.
Net interest income for the six months ended June 30, 2015 was $406.9 million, an increase of $1.3 million, or 0.33%, compared to $405.6 million for the six months ended June 30, 2014.
The net interest margin for the six months ended June 30, 2015 was 3.22%, down 18 bps from 3.40% for the six months ended June 30, 2014. Earning asset yields decreased by 18 bps compared to the six months ended June 30, 2014 while the effective cost of funds was flat. The primary factor negatively impacting earning asset yields was a 16 bp decline in loan yields.
On a sequential quarter basis, net interest income increased by $381 thousand and the net interest margin decreased by 13 bps to 3.15%. The increase in net interest income for the second quarter was due to one additional calendar day in the quarter and an $833.4 million increase in average earning assets. Yields on earning assets decreased by 12 bps while the effective cost of funds increased by 1 bp. The primary factors negatively impacting earning asset yields were a 5 bp decline in loan yields and an increase in the average balance of lower yielding funds held at the Federal Reserve Bank. The effective cost of funds was negatively impacted by an 8 bp increase in the cost of time deposits over $100 thousand, a 7 bp increase in the cost of time deposits under $100 thousand, and a 3 bp increase in money market deposits (excluding brokered deposits).
Current expectations are for the net interest margin to be flat to slightly down in the second half of 2015 from the second quarter level, as modest loan yield pressure is offset by liquidity deployment.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Average Balances, Interest, and Yields	2015		2014
(dollars in thousands) (yields and rates annualized)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Interest Earning Assets:
Taxable investment securities (1)	$3,165,513	2,998,597	3,027,769	3,035,940	3,091,537
Yield	1.79%	1.85	1.85	1.84	1.87
Tax-exempt investment securities(1)(3)	$4,595	4,967	5,030	5,168	5,781
Yield (taxable equivalent) (3)	6.15%	6.21	6.19	6.21	6.23
Trading account assets	$12,564	14,188	12,879	16,818	16,011
Yield	3.72%	3.02	3.08	2.52	2.25
Commercial loans(2)(3)	$17,297,130	17,176,641	16,956,294	16,603,287	16,673,930
Yield	4.01%	4.06	4.09	4.17	4.19
Consumer loans(2)	$3,986,151	3,929,188	3,895,397	3,814,160	3,695,010
Yield	4.37%	4.45	4.42	4.44	4.51
Allowance for loan losses	$(254,177)	(257,167)	(268,659)	(274,698)	(293,320)
Loans, net (2)	$21,029,104	20,848,662	20,583,032	20,142,749	20,075,620
Yield	4.14%	4.19	4.22	4.29	4.32
Mortgage loans held for sale	$90,419	64,507	60,892	70,766	59,678
Yield	3.39%	3.92	3.84	3.96	4.13
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$1,590,114	1,123,250	898,871	974,363	843,018
Yield	0.24%	0.24	0.23	0.23	0.23
Federal Home Loan Bank and Federal Reserve Bank Stock(4)	$76,091	80,813	75,547	78,131	76,172
Yield	4.57%	3.90	4.53	3.57	4.15
Total interest earning assets	$25,968,400	25,134,984	24,664,020	24,323,935	24,167,817
Yield	3.61%	3.73	3.78	3.81	3.86
Interest Bearing Liabilities:
Interest bearing demand deposits	$3,919,401	3,800,476	3,781,389	$3,722,599	3,830,956
Rate	0.18%	0.19	0.19	0.19	0.19
Money Market accounts	$6,466,610	6,210,704	6,009,897	6,044,138	6,033,523
Rate	0.35%	0.32	0.29	0.29	0.31
Savings deposits	$675,260	649,597	638,813	645,654	644,103
Rate	0.06%	0.05	0.07	0.07	0.09
Time deposits under $100,000	$1,351,299	1,324,513	1,315,905	1,335,848	1,364,322
Rate	0.68%	0.61	0.57	0.56	0.57
Time deposits over $100,000	$2,061,434	1,926,380	1,877,602	1,871,136	1,824,349
Rate	0.88%	0.80	0.76	0.75	0.74
Brokered money market accounts	$185,909	181,754	191,103	174,538	184,233
Rate	0.31%	0.30	0.28	0.27	0.27
Brokered time deposits	$1,370,022	1,413,068	1,411,252	1,320,082	1,216,934
Rate	0.67%	0.63	0.58	0.52	0.51
Total interest bearing deposits	$16,029,935	15,506,492	15,225,961	15,113,995	15,098,420
Rate	0.42%	0.39	0.36	0.35	0.36
Federal funds purchased and other short-term liabilities	$232,531	222,658	186,993	171,429	219,490
Rate	0.08%	0.08	0.07	0.08	0.13
Long-term debt	$2,173,595	2,207,215	2,084,636	2,142,705	2,099,578
Rate	2.39%	2.41	2.55	2.54	2.58
Total interest bearing liabilities	$18,436,061	17,936,365	17,497,590	17,428,129	17,417,488
Rate	0.65%	0.63	0.62	0.62	0.62
Non-interest bearing demand deposits	$6,436,167	6,108,558	6,110,047	5,824,592	5,765,287
Effective cost of funds	0.46%	0.45	0.44	0.44	0.45

Net interest margin	3.15%	3.28	3.34	3.37	3.41
Taxable equivalent adjustment (3)	$330	349	372	408	443

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

Net Interest Income and Rate/Volume Analysis
The following tables set forth the major components of net interest income and the related annualized yields and rates for the six months ended June 30, 2015 and 2014, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Six Months Ended June 30,						2015 Compared to 2014
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2015	2014	2015	2014	2015	2014	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$3,082,516	3,136,359	$28,021	29,622	1.82%	1.89	$(505)	(1,096)	$(1,601)
Tax-exempt investment securities(2)	4,780	6,099	148	190	6.18	6.23	(41)	(1)	(42)
Total investment securities	3,087,296	3,142,458	28,169	29,812	1.82	1.90	(546)	(1,097)	(1,643)
Trading account assets	13,372	18,166	224	251	3.35	2.76	(65)	38	(27)
Taxable loans, net(1)	21,118,864	20,125,993	430,861	425,559	4.11	4.26	20,974	(15,672)	5,302
Tax-exempt loans, net(1)(2)	76,182	99,245	1,791	2,377	4.74	4.83	(552)	(34)	(586)
Allowance for loan losses	(255,664)	(300,161)
Loans, net	20,939,382	19,925,077	432,652	427,936	4.17	4.33	20,422	(15,706)	4,716
Mortgage loans held for sale	77,535	49,247	1,397	1,018	3.60	4.13	579	(201)	378
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	1,357,972	888,904	1,632	1,022	0.24	0.23	512	98	610
Federal Home Loan Bank and Federal Reserve Bank stock	78,439	79,361	1,658	1,454	4.23	3.66	(17)	221	204
Total interest earning assets	$25,553,996	24,103,213	$465,732	461,493	3.67%	3.85	$20,885	(16,647)	$4,238
Cash and due from banks	429,450	406,196
Premises and equipment, net	452,352	468,723
Other real estate	79,102	112,128
Other assets(3)	1,189,794	1,283,490
Total assets	$27,704,694	26,373,750

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$3,860,267	3,854,641	$3,547	3,576	0.19%	0.19	$5	(34)	$(29)
Money market accounts	6,523,208	6,251,211	10,818	9,687	0.33	0.31	418	713	1,131
Savings deposits	662,499	630,607	183	298	0.06	0.10	16	(131)	(115)
Time deposits	4,723,685	4,406,587	17,083	14,182	0.73	0.65	1,022	1,878	2,900
Federal funds purchased and securities sold under repurchase agreements	227,622	217,271	89	151	0.08	0.14	7	(69)	(62)
Long-term debt	2,190,312	2,128,049	26,427	27,135	2.41	2.55	787	(1,495)	(708)
Total interest-bearing liabilities	$18,187,593	17,488,366	$58,147	55,029	0.64	0.63	$2,255	862	$3,117
Non-interest bearing deposits	6,273,267	5,651,819
Other liabilities	216,632	235,472
Shareholders' equity	3,027,202	2,998,093
Total liabilities and equity	$27,704,694	26,373,750
Net interest income/margin			407,585	406,464	3.22%	3.40	$18,630	(17,509)	$1,121
Taxable equivalent adjustment			678	898
Net interest income, actual			$406,907	405,566

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2015 - $15.2 million, 2014 - $13.9 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35% in adjusting interest on tax-exempt loans and investment securities to a taxable-
equivalent basis.
(3) Includes average net unrealized gains (losses) on investment securities available for sale of $26.6 million and ($1.7) million for the six months ended June 30, 2015 and
2014, respectively.

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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25% and the current prime rate of 3.25%. Due to the targeted federal funds rate being at or near 0% at this time, only rising rate scenarios have been modeled. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. Synovus continues to maintain a modestly asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at June 30, 2015, with comparable information for December 31, 2014.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

Change in Short-term Interest Rates (in basis points)	June 30, 2015	December 31, 2014
+200	6.2%	6.7%
+100	4.2%	4.3%
Flat	—%	—%

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

	As of June 30, 2015
Change in Short-term Interest Rates (in basis points)	Base Scenario	15% Increase in Average Repricing Beta
+200	6.2%	4.7%
+100	4.2%	3.4%

The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter term time horizon. Synovus also evaluates potential longer term interest rate risk through modeling and evaluation of economic value of equity (EVE). Simulation modeling is utilized to measure the economic value of equity and its sensitivity to immediate changes in interest rates. These simulations value only the current balance sheet and do not incorporate growth assumptions used in the net interest income simulation. The economic value of equity is the net fair value of assets, liabilities, and off-balance sheet financial instruments derived from the present value of future cash flows discounted at current market interest rates. From this baseline valuation, Synovus evaluates changes in the value of each of these items in various interest rate scenarios to determine the net impact on the economic value of equity. As illustrated in the table below, the economic value of equity model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 4.6% and 6.8%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively.

	Estimated Change in EVE
Immediate Change in Interest Rates (in basis points)	June 30, 2015	December 31, 2014
+200	6.8%	6.7%
+100	4.6%	4.4%

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
On April 29, 2015, the FASB issued a proposal to delay the effective date of ASU 2014-09, Revenue from Contracts with Customers, for public and non-public companies. The proposed new effective date will be annual reporting periods beginning after December 15, 2017, and the interim periods within that year, for public business entities. As such, for Synovus, the ASU will be effective on January 1, 2018, for both its interim and annual reporting periods. This proposal represents a one-year deferral from the original effective date.
The proposed new effective date guidance will allow early adoption for all entities (i.e., both public business entities and other entities) as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year.
The FASB has already issued one proposal to amend certain aspects of the standard related to licenses of intellectual property and identifying performance obligations. The FASB plans to issue a second proposal covering the new practical expedients to ease transition and other clarifications, in the near term, with a 45-day comment period.
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
See Note 1 of the notes to the unaudited interim consolidated financial statements for a discussion of recently adopted accounting standards updates.
Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with U.S. GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for loan losses, deferred tax assets valuation allowance, other real estate, and determining the fair value of financial instruments. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in Note 1 - Summary of Significant Accounting Policies in Synovus' 2014 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. During the three months ended June 30, 2015, there have been no significant changes to Synovus’ critical accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2014 Form 10-K.
Non-GAAP Financial Measures
The measures entitled adjusted pre-tax, pre-credit costs income, adjusted non-interest income, adjusted non-interest expense, average core deposits, average core deposits excluding average SCM deposits, the tangible common equity to tangible assets ratio, Tier 1 common equity and the Tier 1 common equity ratio are not measures recognized under U.S. GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are income before income taxes, total non-interest income, total non-interest expense, total deposits, the ratio of total shareholders’ equity to total assets, Tier 1 capital, and the ratio of Tier 1 capital to risk-weighted assets, respectively.
Management uses these non-GAAP financial measures to assess the performance of Synovus’ core business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist investors in evaluating Synovus’ operating results, financial strength and capital position. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies. Adjusted pre-tax, pre-credit costs income is a measure used by management to evaluate core operating results exclusive of credit costs as well as certain revenues and expenses such as investment securities gains, net and restructuring charges. Adjusted non-interest income is a measure used by management to evaluate non-interest income exclusive of net investment securities gains and other non-recurring income items. Adjusted non-interest expense is a measure used by management to gauge the success of expense management initiatives focused on reducing recurring controllable operating costs. Average core deposits and average core deposits excluding average SCM deposits are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. The tangible common equity to tangible assets ratio,Tier 1 common equity, and the Tier 1 common equity ratio are used by management and investment analysts to assess the strength of Synovus’ capital position. The computations of these measures are set forth in the tables below.

Reconciliation of Non-GAAP Financial Measures	Six Months Ended		Three Months Ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Adjusted Pre-tax, Pre-credit Costs Income
Income before income taxes	$173,847	150,975	$88,034	73,950
Add: Provision for loan losses	11,034	21,795	6,636	12,284
Add: Other credit costs (1)	17,448	12,763	6,175	4,635
Add: Restructuring charges	(102)	16,293	5	7,716
Add: Litigation contingency expense(2)	4,400	—	4,400	—
Add: Visa indemnification charges	729	752	354	356
Less: Investment securities gains, net	(2,710)	(1,331)	(1,985)	—
Less: Gain on sale of Memphis branches, net	—	(5,789)	—	—
Adjusted pre-tax, pre-credit costs income	$204,646	195,458	$103,619	98,941

Adjusted Non-interest Income
Total non-interest income	$134,687	133,569	$68,832	63,388
Less: Investment securities gains, net	(2,710)	(1,331)	(1,985)	—
Less: Gain on sale of Memphis branches, net	—	(5,789)	—	—
Adjusted non-interest income	$131,977	126,449	$66,847	63,388

Adjusted Non-interest Expense
Total non-interest expense	$356,713	366,365	$177,806	182,205
Less: Other credit costs(1)	(17,448)	(12,763)	(6,175)	(4,635)
Less: Restructuring charges	102	(16,293)	(5)	(7,716)
Less: Visa indemnification charges	(729)	(752)	(354)	(356)
Less: Litigation contingency expense(2)	(4,400)	—	(4,400)	—
Adjusted non-interest expense	$334,238	336,557	$166,872	169,498

Reconciliation of Non-GAAP Financial Measures, continued
(dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Average Core Deposits and Average Core Deposits Excluding Average SCM Deposits
Average total deposits	$22,466,102	21,615,049	21,336,007	20,938,587	20,863,706
Less: Average brokered deposits	(1,555,931)	(1,594,822)	(1,602,354)	(1,494,620)	(1,401,167)
Average core deposits	$20,910,171	20,020,227	19,733,653	19,443,967	19,462,539
Less: Average SCM deposits	(2,277,783)	(2,224,193)	(2,184,757)	(2,045,817)	(2,268,852)
Average core deposits excluding average SCM deposits	$18,632,388	17,796,034	17,548,896	17,398,150	17,193,687

Tangible Common Equity to Tangible Assets Ratio
Total assets	$28,205,870	27,633,784	27,051,231	26,519,110	26,627,290
Less: Goodwill	(24,431)	(24,431)	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(863)	(1,061)	(1,265)	(1,471)	(1,678)
Tangible assets	$28,180,576	27,608,292	27,025,535	26,493,208	26,601,181
Total shareholders' equity	3,006,157	3,030,635	3,041,270	3,076,545	3,053,051
Less: Goodwill	(24,431)	(24,431)	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(863)	(1,061)	(1,265)	(1,471)	(1,678)
Less: Series C Preferred Stock, no par value	(125,980)	(125,980)	(125,980)	(125,980)	(125,980)
Tangible common equity	2,854,883	2,879,163	2,889,594	2,924,663	2,900,962
Total shareholders' equity to total assets ratio	10.66%	10.97	11.24	11.60	11.47
Tangible common equity to tangible assets ratio	10.13%	10.43	10.69	11.04	10.91

Tier 1 Common Equity and Tier 1 Common Equity Ratio
Total shareholders' equity			$3,041,270		3,053,051
Less: Accumulated other comprehensive loss, net			12,605		13,716
Less: Goodwill			(24,431)		(24,431)
Less: Other intangible assets, net			(1,265)		(1,678)
Less: Disallowed deferred tax assets			(492,199)		(547,786)
Other items			7,645		7,619
Tier 1 capital			$2,543,625		2,500,491
Less: Qualifying trust preferred securities			(10,000)		(10,000)
Less: Series C Preferred Stock, no par value			(125,980)		(125,980)
Tier 1 common equity			$2,407,645		2,364,511
Total risk-weighted assets			$23,431,450		22,702,108
Tier 1 capital ratio			10.86%		11.01
Tier 1 common equity ratio			10.28%		10.42

(1) Other credit costs consist primarily of foreclosed real estate expense, net.
(2) Amounts for other periods presented herein are not reported separately as amounts are not material.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, Synovus' internal controls over financial reporting.

PART II. – OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
Synovus and its subsidiaries are subject to various legal proceedings, claims and disputes that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. Synovus, like many other financial institutions, has been the target of numerous legal actions and other proceedings asserting claims for damages and related relief for losses resulting from the recent financial crisis. These actions include mortgage loan and other loan put-back claims, claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including several purported putative class action matters. In addition to actual damages if Synovus does not prevail in such asserted legal actions, credit-related litigation could result in additional write-downs or charge-offs of assets, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off occurred. Synovus also from time to time faces disputes with customers and other counterparties, and in many cases, those disputes can pose both financial and reputational risk to Synovus.
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
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:
On October 21, 2014, Synovus announced a $250 million share repurchase program, which will expire on October 23, 2015. The table below sets forth information regarding repurchases of our common stock during the second quarter of 2015.

Share Repurchases	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 2015	744,600	$27.86	744,600	$82,127,559
May 2015	609,400	28.17	609,400	64,960,137
June 2015	414,500	29.98	414,500	52,532,110
Total	1,768,500	$28.47	1,768,500	$52,532,110
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

SYNOVUS FINANCIAL CORP.

August 5, 2015	By:	/s/ Thomas J. Prescott
Date		Thomas J. Prescott
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)