Form 10-Q
period 2015-09-30
SYNOVUS FINANCIAL CORP
filed 2015-11-05
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
Commission file number 1-10312

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	October 31, 2015
Common Stock, $1.00 Par Value	130,600,417

SYNOVUS FINANCIAL CORP.
INDEX OF DEFINED TERMS
ALCO – Synovus' Asset Liability Management Committee
ASC – Accounting Standards Codification
ASR – Accelerated share repurchase
ASU – Accounting Standards Update
Basel III – A global regulatory framework developed by the Basel Committee on Banking Supervision
BOLI – Bank-Owned Life Insurance
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

i

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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$329,396	485,489
Interest bearing funds with Federal Reserve Bank	837,641	721,362
Interest earning deposits with banks	21,170	11,810
Federal funds sold and securities purchased under resale agreements	69,732	73,111
Trading account assets, at fair value	5,844	13,863
Mortgage loans held for sale, at fair value	73,623	63,328
Investment securities available for sale, at fair value	3,487,332	3,041,406
Loans, net of deferred fees and costs	21,864,309	21,097,699
Allowance for loan losses	(250,900)	(261,317)
Loans, net	$21,613,409	20,836,382
Premises and equipment, net	449,078	455,235
Goodwill	24,431	24,431
Other real estate	64,346	85,472
Deferred tax asset, net	526,492	622,464
Other assets	665,333	616,878
Total assets	$28,167,827	27,051,231
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$6,570,227	6,228,472
Interest bearing deposits, excluding brokered deposits	14,961,388	13,660,830
Brokered deposits	1,245,798	1,642,398
Total deposits	22,777,413	21,531,700
Federal funds purchased and securities sold under repurchase agreements	135,475	126,916
Long-term debt	2,038,719	2,140,319
Other liabilities	199,104	211,026
Total liabilities	$25,150,711	24,009,961
Shareholders' Equity
Series C Preferred Stock – no par value. 5,200,000 shares outstanding at September 30, 2015 and December 31, 2014	125,980	125,980
Common stock - $1.00 par value. Authorized 342,857,143 shares; 140,525,608 issued at September 30, 2015 and 139,950,422 issued at December 31, 2014; 130,632,731 outstanding at September 30, 2015 and 136,122,843 outstanding at December 31, 2014	140,526	139,950
Additional paid-in capital	2,986,333	2,960,825
Treasury stock, at cost – 9,892,877 shares at September 30, 2015 and 3,827,579 shares at December 31, 2014	(364,428)	(187,774)
Accumulated other comprehensive loss, net	(6,092)	(12,605)
Retained earnings	134,797	14,894
Total shareholders’ equity	3,017,116	3,041,270
Total liabilities and shareholders' equity	$28,167,827	27,051,231

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Interest income:
Loans, including fees	$652,807	644,392	$220,782	217,288
Investment securities available for sale	43,043	43,775	14,926	14,029
Trading account assets	258	357	34	106
Mortgage loans held for sale	2,060	1,719	662	701
Federal Reserve Bank balances	2,413	1,561	821	562
Other earning assets	2,567	2,185	868	708
Total interest income	703,148	693,989	238,093	233,394
Interest expense:
Deposits	48,859	41,246	17,227	13,504
Federal funds purchased and securities sold under repurchase agreements	134	186	46	35
Long-term debt	39,457	40,728	13,030	13,592
Total interest expense	88,450	82,160	30,303	27,131
Net interest income	614,698	611,829	207,790	206,263
Provision for loan losses	13,990	25,638	2,956	3,843
Net interest income after provision for loan losses	600,708	586,191	204,834	202,420
Non-interest income:
Service charges on deposit accounts	59,621	58,610	20,692	20,159
Fiduciary and asset management fees	34,722	33,536	11,308	11,207
Brokerage revenue	20,978	20,201	6,946	7,281
Mortgage banking income	19,960	13,459	5,965	4,665
Bankcard fees	24,910	24,394	8,334	8,182
Investment securities gains, net	2,710	1,331	—	—
Other fee income	15,371	14,495	5,521	4,704
Gain on sale of Memphis branches, net	—	5,789	—	—
Other non-interest income	23,474	25,740	8,293	7,787
Total non-interest income	201,746	197,555	67,059	63,985
Non-interest expense:
Salaries and other personnel expense	285,394	279,855	94,341	93,870
Net occupancy and equipment expense	79,650	79,436	26,937	26,956
Third-party processing expense	31,858	29,604	10,844	10,044
FDIC insurance and other regulatory fees	20,315	25,369	6,591	7,839
Professional fees	18,382	18,427	6,371	2,526
Advertising expense	11,797	15,935	5,488	7,177
Foreclosed real estate expense, net	18,350	18,818	4,503	9,074
Visa indemnification charges	1,092	2,731	363	1,979
Restructuring charges, net	(33)	17,101	69	809
Other operating expenses	67,816	72,839	22,400	33,475
Total non-interest expense	534,621	560,115	177,907	193,749
Income before income taxes	267,833	223,631	93,986	72,656
Income tax expense	100,149	81,554	36,058	25,868
Net income	167,684	142,077	57,928	46,788
Dividends on preferred stock	7,678	7,678	2,559	2,559
Net income available to common shareholders	$160,006	134,399	$55,369	44,229
Net income per common share, basic	$1.20	0.97	$0.42	0.32
Net income per common share, diluted	1.20	0.96	0.42	0.32
Weighted average common shares outstanding, basic	133,120	138,989	131,516	139,043
Weighted average common shares outstanding, diluted	133,876	139,600	132,297	139,726

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Nine Months Ended September 30,
	2015			2014
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	267,833	(100,149)	167,684	223,631	(81,554)	142,077
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	336	(130)	206	336	(130)	206
Net unrealized gains on investment securities available for sale:
Reclassification adjustment for net gains realized in net income	(2,710)	1,043	(1,667)	(1,331)	513	(818)
Net unrealized gains arising during the period	12,907	(4,966)	7,941	27,467	(10,579)	16,888
Net unrealized gains	10,197	(3,923)	6,274	26,136	(10,066)	16,070
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(178)	68	(110)	(144)	56	(88)
Actuarial gains arising during the period	236	(93)	143	395	(152)	243
Net unrealized gains	$58	(25)	33	251	(96)	155
Other comprehensive income	$10,591	(4,078)	6,513	26,723	(10,292)	16,431
Comprehensive income			$174,197			158,508

See accompanying notes to unaudited interim consolidated financial statements.

	Three Months Ended September 30,
	2015			2014
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	93,986	(36,058)	57,928	72,656	(25,868)	46,788
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	112	(43)	69	112	(43)	69
Net unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	26,374	(10,154)	16,220	(18,173)	6,993	(11,180)
Net unrealized gains (losses)	26,374	(10,154)	16,220	(18,173)	6,993	(11,180)
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(94)	36	(58)	—	—	—
Actuarial gains arising during the period	—	—	—	—	—	—
Net unrealized gains	$(94)	36	(58)	—	—	—
Other comprehensive income (loss)	$26,392	(10,161)	16,231	(18,061)	6,950	(11,111)
Comprehensive income			$74,159			35,677

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Series C Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
Balance at December 31, 2013	$125,862	139,721	2,976,348	(114,176)	(41,258)	(137,512)	2,948,985
Net income	—	—	—	—	—	142,077	142,077
Other comprehensive income, net of income taxes	—	—	—	—	16,431	—	16,431
Cash dividends declared on common stock - $0.21 per share	—	—	—	—	—	(29,194)	(29,194)
Cash dividends paid on Series C Preferred Stock	—	—	(7,678)	—	—		(7,678)
Series C Preferred Stock-adjustment to issuance costs	118	—	—	—	—	—	118
Restricted share unit activity	—	41	(509)	—	—	—	(468)
Stock options exercised	—	116	1,869	—	—	—	1,985
Share-based compensation net tax deficiency	—	—	(3,164)	—	—	—	(3,164)
Share-based compensation expense	—	—	7,453	—	—	—	7,453
Balance at September 30, 2014	$125,980	139,878	2,974,319	(114,176)	(24,827)	(24,629)	3,076,545

Balance at December 31, 2014	$125,980	139,950	2,960,825	(187,774)	(12,605)	14,894	3,041,270
Net income	—	—	—	—	—	167,684	167,684
Other comprehensive income, net of income taxes	—	—	—	—	6,513	—	6,513
Cash dividends declared on common stock - $0.30 per share	—	—	—	—	—	(39,736)	(39,736)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	(7,678)	(7,678)
Repurchases and completion of ASR agreement to repurchase shares of common stock	—	—	14,516	(176,654)	—	—	(162,138)
Restricted share unit activity	—	282	(4,376)	—	—	(367)	(4,461)
Stock options exercised	—	294	4,603	—	—	—	4,897
Share-based compensation net tax benefit	—	—	1,303	—	—	—	1,303
Share-based compensation expense	—	—	9,462	—	—	—	9,462
Balance at September 30, 2015	$125,980	140,526	2,986,333	(364,428)	(6,092)	134,797	3,017,116

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Operating Activities
Net income	167,684	142,077
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,990	25,638
Depreciation, amortization, and accretion, net	42,725	39,524
Deferred income tax expense	93,198	74,940
Decrease (increase) in trading account assets	8,019	(6,592)
Originations of mortgage loans held for sale	(656,987)	(579,139)
Proceeds from sales of mortgage loans held for sale	658,787	561,796
Gain on sales of mortgage loans held for sale, net	(12,531)	(8,971)
(Increase) decrease in other assets	(12,534)	816
(Decrease) increase in other liabilities	(11,679)	20,131
Investment securities gains, net	(2,710)	(1,331)
Losses and write-downs on other real estate, net	14,864	16,734
Share-based compensation expense	9,462	7,453
Write-downs on other assets held for sale	1,043	7,608
Gain on sale of Memphis branches, net	—	(5,789)
Net cash provided by operating activities	$313,331	294,895
Investing Activities
Net cash used in dispositions	—	(90,571)
Net (increase) decrease in interest earning deposits with banks	(9,360)	10,713
Net decrease in federal funds sold and securities purchased under resale agreements	3,378	10,057
Net increase in interest bearing funds with Federal Reserve Bank	(116,278)	(105,918)
Proceeds from maturities and principal collections of investment securities available for sale	517,077	417,704
Proceeds from sales of investment securities available for sale	82,156	20,815
Purchases of investment securities available for sale	(1,048,048)	(277,375)
Proceeds from sales of loans and principal repayments on other loans held for sale	28,045	44,771
Proceeds from sales of other real estate	30,124	49,754
Net increase in loans	(839,971)	(754,930)
Purchases of BOLI policies	(45,000)	—
Net increase in premises and equipment	(21,667)	(31,221)
Proceeds from sales of other assets held for sale	2,304	507
Net cash used in investing activities	$(1,417,240)	(705,694)
Financing Activities
Net increase in demand and savings deposits	1,500,506	8,677
Net (decrease) increase in certificates of deposit	(254,793)	295,687
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	8,559	(40,972)
Principal repayments on long-term debt	(525,000)	(800,667)
Proceeds from issuance of long-term debt	425,000	900,000
Dividends paid to common shareholders	(39,736)	(29,194)
Dividends paid to preferred shareholders	(7,678)	(7,678)
Stock options exercised	4,897	1,985
Repurchases of common stock	(162,138)	—
Excess tax benefit from share-based compensation	2,660	201
Restricted stock activity	(4,461)	(468)
Net cash provided by financing activities	$947,816	327,571
Decrease in cash and cash equivalents	(156,093)	(83,228)
Cash and cash equivalents at beginning of period	485,489	469,630
Cash and cash equivalents at end of period	$329,396	386,402

Supplemental Cash Flow Information
Cash paid during the period for:
Income tax payments (refunds), net	9,109	4,693
Interest paid	86,451	83,861
Non-cash Activities
Premises and equipment transferred to other assets held for sale	1,477	16,613
Loans foreclosed and transferred to other real estate	23,862	35,495

Dispositions:
Fair value of non-cash assets sold	—	(100,982)
Fair value of liabilities sold	—	(191,553)

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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of other real estate, the fair value of investment securities, the fair value of private equity investments, contingent liabilities related to legal matters, and the deferred tax assets valuation allowance.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At September 30, 2015, no amount of the due from banks balance was restricted as to withdrawal. At December 31, 2014, $125 thousand of the due from banks balance was restricted as to withdrawal.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and Federal funds sold and securities purchased under resale agreements. At September 30, 2015 and December 31, 2014, interest bearing funds with the Federal Reserve Bank included $116.3 million and $89.7 million, respectively, on deposit to meet Federal Reserve Bank requirements. Interest earning deposits with banks include $7.0 million and $7.1 million at September 30, 2015 and December 31, 2014, respectively, which is pledged as collateral in connection with certain letters of credit. Federal funds sold include $68.4 million and $67.5 million at September 30, 2015 and December 31, 2014, respectively, which are pledged to collateralize certain derivative instruments. Federal funds sold and securities purchased under resale agreements, and Federal funds purchased and securities sold under repurchase agreements, generally mature in one day.
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

Synovus adopted the amended guidance on January 1, 2015, and did not make an accounting policy election to apply the proportional amortization method for its investments in qualified affordable housing projects because the impact to the consolidated financial statements was insignificant. Therefore, the adoption did not have an impact on Synovus’ consolidated financial statements. At September 30, 2015, the aggregate carrying value of Synovus' investments in LIHTC partnerships was $19.6 million. See Note 18 "Variable Interest Entities" to the consolidated financial statements of Synovus' 2014 Form 10-K for additional information regarding these investments.

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
Note 2 - Share Repurchase Programs
During the third quarter of 2015, Synovus completed the $250 million share repurchase program which was announced on October 21, 2014 and had an expiration date of October 23, 2015. Total repurchases under this program amounted to $250.0 million, or 9.1 million shares at an average price of $27.53, of common stock through a combination of share repurchases under the accelerated share repurchase (ASR) agreement described below and open market transactions. Synovus entered into the ASR agreement during October 2014 to purchase $75.0 million of Synovus common stock under the share repurchase program. As of December 31, 2014, Synovus had repurchased 2.5 million shares of common stock under the ASR agreement. During January 2015, Synovus repurchased 392 thousand shares upon completion of the ASR agreement. Additionally, from October 2014 through September 30, 2015, Synovus repurchased $175.0 million, or 6.2 million shares, of common stock through open market transactions, including $161.9 million, or 5.7 million shares, of common stock repurchased during the nine months ended September 30, 2015.
On October 20, 2015, Synovus announced a $300 million share repurchase program, which will expire after a 15 month period.
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

Note 4 - Investment Securities
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at September 30, 2015 and December 31, 2014 are summarized below.

	September 30, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$43,159	514	—	43,673
U.S. Government agency securities	13,096	705	—	13,801
Securities issued by U.S. Government sponsored enterprises	126,734	866	—	127,600
Mortgage-backed securities issued by U.S. Government agencies	208,785	2,458	(388)	210,855
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,531,543	22,314	(5,764)	2,548,093
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	505,498	6,039	(917)	510,620
State and municipal securities	4,437	110	(1)	4,546
Equity securities	3,228	5,243	—	8,471
Other investments	20,161	51	(539)	19,673
Total investment securities available for sale	$3,456,641	38,300	(7,609)	3,487,332

	December 31, 2014
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$42,636	190	—	42,826
U.S. Government agency securities	26,426	898	—	27,324
Securities issued by U.S. Government sponsored enterprises	81,332	710	—	82,042
Mortgage-backed securities issued by U.S. Government agencies	177,678	2,578	(440)	179,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,250,897	19,915	(9,131)	2,261,681
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	414,562	4,856	(2,342)	417,076
State and municipal securities	5,024	183	(1)	5,206
Equity securities	3,228	3,520		6,748
Other investments	19,121	7	(441)	18,687
Total investment securities available for sale	$3,020,904	32,857	(12,355)	3,041,406

(1)	Amortized cost is adjusted for other-than-temporary impairment charges in 2014, which have been recognized in the consolidated statements of income and were considered inconsequential.
At September 30, 2015 and December 31, 2014, investment securities with a carrying value of $2.13 billion and $2.12 billion respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of September 30, 2015 and December 31, 2014 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in income. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses.

Declines in the fair value of available for sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of September 30, 2015, Synovus had eight investment securities in a loss position for less than twelve months and thirty-two investment securities in a loss position for twelve months or longer.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014, are presented below.

	September 30, 2015
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	—	—	18,912	388	18,912	388
Mortgage-backed securities issued by U.S. Government sponsored enterprises	225,845	745	591,427	5,019	817,272	5,764
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	76,198	917	76,198	917
State and municipal securities	—	—	48	1	48	1
Other investments	—	—	4,623	539	4,623	539
Total	$225,845	745	691,208	6,864	917,053	7,609

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	—	—	21,488	440	21,488	440
Mortgage-backed securities issued by U.S. Government sponsored enterprises	251,134	763	798,282	8,368	1,049,416	9,131
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	20,338	61	119,172	2,281	139,510	2,342
State and municipal securities	—	—	45	1	45	1
Other investments	—	—	3,680	441	3,680	441
Total	$271,472	824	942,667	11,531	1,214,139	12,355

The amortized cost and fair value by contractual maturity of investment securities available for sale at September 30, 2015 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at September 30, 2015
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$18,287	24,872	—	—	—	43,159
U.S. Government agency securities	—	6,676	6,420	—	—	13,096
Securities issued by U.S. Government sponsored enterprises	80,679	46,055	—	—	—	126,734
Mortgage-backed securities issued by U.S. Government agencies	—	—	20,052	188,733	—	208,785
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	870	1,881,955	648,718	—	2,531,543
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	505,498	—	505,498
State and municipal securities	1,082	748	—	2,607	—	4,437
Equity securities	—	—	—	—	3,228	3,228
Other investments	—	—	15,000	2,000	3,161	20,161
Total amortized cost	$100,048	79,221	1,923,427	1,347,556	6,389	3,456,641
Fair Value
U.S. Treasury securities	$18,287	25,386	—	—	—	43,673
U.S. Government agency securities	—	6,990	6,811	—	—	13,801
Securities issued by U.S. Government sponsored enterprises	81,139	46,461	—	—	—	127,600
Mortgage-backed securities issued by U.S. Government agencies	—	—	20,441	190,414	—	210,855
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	910	1,886,916	660,267	—	2,548,093
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	510,620	—	510,620
State and municipal securities	1,097	755	—	2,694	—	4,546
Equity securities	—	—	—	—	8,471	8,471
Other investments	—	—	15,051	1,531	3,091	19,673
Total fair value	$100,523	80,502	1,929,219	1,365,526	11,562	3,487,332

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the nine and three months ended September 30, 2015 and 2014 are presented below. Other-than-temporary impairment charges of $88 thousand are included in gross realized losses for the nine months ended September 30, 2014. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Proceeds from sales of investment securities available for sale	$82,156	20,815	—	—
Gross realized gains	2,710	1,419	—	—
Gross realized losses	—	(88)	—	—
Investment securities gains, net	$2,710	1,331	—	—

Note 5 - Restructuring Charges
For the nine and three months ended September 30, 2015 and 2014, total restructuring charges consist of the following components:

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Severance charges	$—	8,046	$—	—
Lease termination charges	(4)	—	—	—
Asset impairment charges	229	7,374	229	36
Gain on sale of assets held for sale, net	(374)	—	(217)	—
Professional fees and other charges	116	1,681	57	773
Total restructuring charges, net	$(33)	17,101	$69	809

For the nine months ended September 30, 2015, Synovus recorded net gains of $374 thousand on the sale of certain branch locations and recorded additional expense, net of $341 thousand associated primarily with the 2014 branch closings. Restructuring charges for the nine and three months ended September 30, 2014 related primarily to expense savings initiatives that were approved during 2014. The initiatives included the consolidation or closing of certain branch locations as well as workforce reductions. Severance charges for the nine months ended September 30, 2014 consisted of estimated involuntary termination benefits for targeted staff reductions identified during 2014. These termination benefits were provided under an ongoing benefit arrangement as defined in ASC 712, Compensation-Nonretirement Postemployment Benefits; accordingly, the charges were recorded pursuant to the liability recognition criteria of ASC 712.   Asset impairment charges for the nine and three months ended September 30, 2014 were recorded following the decision to close 13 branches during 2014. Additionally, substantially all of the professional fees and other charges for the nine and three months ended September 30, 2014 consisted of professional fees incurred in connection with an organizational restructuring implemented during 2014.

The following table presents aggregate activity associated with accruals that resulted from restructuring charges during the nine and three months ended September 30, 2015 and 2014:

	Severance Charges	Lease Termination Charges	Total
(in thousands)
Balance at December 31, 2014	$3,291	5,539	8,830
Accruals for efficiency initiatives	—	(4)	(4)
Payments	(1,259)	(608)	(1,867)
Balance at September 30, 2015	2,032	4,927	6,959

Balance at July 1, 2015	2,253	5,124	7,377
Accruals for efficiency initiatives	—	—	—
Payments	(221)	(197)	(418)
Balance at September 30, 2015	$2,032	4,927	6,959

	Severance Charges	Lease Termination Charges	Total
(in thousands)
Balance at December 31, 2013	$1,572	1,383	2,955
Accruals for efficiency initiatives	8,046	—	8,046
Payments	(4,965)	(1,312)	(6,277)
Balance at September 30, 2014	4,653	71	4,724

Balance at July 1, 2014	6,224	78	6,302
Accruals for efficiency initiatives	—	—	—
Payments	(1,571)	(7)	(1,578)
Balance at September 30, 2014	$4,653	71	4,724

All professional fees and other charges were paid in the years that they were incurred. No other restructuring charges resulted in payment accruals.

Note 6 - Loans and Allowance for Loan Losses
The following is a summary of current, accruing past due, and non-accrual loans by portfolio class as of September 30, 2015 and December 31, 2014.

Current, Accruing Past Due, and Non-accrual Loans
	September 30, 2015
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,544,594	2,400	—	2,400	10,582	5,557,576
1-4 family properties	1,073,356	4,122	81	4,203	16,994	1,094,553
Land acquisition	517,728	1,322	67	1,389	19,010	538,127
Total commercial real estate	7,135,678	7,844	148	7,992	46,586	7,190,256
Commercial, financial and agricultural	6,219,484	7,095	533	7,628	50,656	6,277,768
Owner-occupied	4,241,159	5,969	132	6,101	18,148	4,265,408
Total commercial and industrial	10,460,643	13,064	665	13,729	68,804	10,543,176
Home equity lines	1,662,930	4,557	297	4,854	16,263	1,684,047
Consumer mortgages	1,857,640	6,284	378	6,662	24,154	1,888,456
Credit cards	238,519	1,473	1,323	2,796	—	241,315
Other retail loans	340,277	3,128	187	3,315	1,833	345,425
Total retail	4,099,366	15,442	2,185	17,627	42,250	4,159,243
Total loans	$21,695,687	36,350	2,998	39,348	157,640	21,892,675	(1)

	December 31, 2014
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,184,103	1,851	—	1,851	20,720	5,206,674
1-4 family properties	1,105,186	4,067	432	4,499	24,197	1,133,882
Land acquisition	551,308	363	—	363	34,375	586,046
Total commercial real estate	6,840,597	6,281	432	6,713	79,292	6,926,602
Commercial, financial and agricultural	6,130,184	9,979	1,790	11,769	40,359	6,182,312
Owner-occupied	4,052,679	6,404	225	6,629	26,099	4,085,407
Total commercial and industrial	10,182,863	16,383	2,015	18,398	66,458	10,267,719
Home equity lines	1,659,869	6,992	703	7,695	16,434	1,683,998
Consumer mortgages	1,648,145	12,626	12	12,638	33,278	1,694,061
Credit cards	250,304	1,971	1,374	3,345	—	253,649
Other retail loans	297,703	2,361	101	2,462	2,295	302,460
Total retail	3,856,021	23,950	2,190	26,140	52,007	3,934,168
Total loans	$20,879,481	46,614	4,637	51,251	197,757	21,128,489	(2)

(1) Total before net deferred fees and costs of $28.4 million.
(2) Total before net deferred fees and costs of $30.8 million.

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
Loss - loans which are considered by management to be uncollectible and of such little value that their continuance on the institution's books as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted.
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

Loan Portfolio Credit Exposure by Risk Grade
	September 30, 2015
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$5,357,016	125,646	74,914	—	—		5,557,576
1-4 family properties	953,403	58,314	75,586	7,250	—		1,094,553
Land acquisition	451,438	52,157	34,084	448	—		538,127
Total commercial real estate	6,761,857	236,117	184,584	7,698	—		7,190,256
Commercial, financial and agricultural	6,001,990	141,305	117,256	15,789	1,428	(3)	6,277,768
Owner-occupied	4,059,211	77,470	128,091	177	459	(3)	4,265,408
Total commercial and industrial	10,061,201	218,775	245,347	15,966	1,887		10,543,176
Home equity lines	1,659,346	—	21,758	1,448	1,495	(3)	1,684,047
Consumer mortgages	1,858,377	—	28,460	1,494	125	(3)	1,888,456
Credit cards	239,992	—	497	—	826	(4)	241,315
Other retail loans	341,584	—	3,761	—	80	(3)	345,425
Total retail	4,099,299	—	54,476	2,942	2,526		4,159,243
Total loans	$20,922,357	454,892	484,407	26,606	4,413		21,892,675	(5)

	December 31, 2014
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$4,936,319	167,490	102,865	—	—		5,206,674
1-4 family properties	943,721	86,072	96,392	7,697	—		1,133,882
Land acquisition	462,313	60,902	62,101	730	—		586,046
Total commercial real estate	6,342,353	314,464	261,358	8,427	—		6,926,602
Commercial, financial and agricultural	5,905,589	143,879	123,225	9,539	80	(3)	6,182,312
Owner-occupied	3,827,943	95,647	161,045	327	445	(3)	4,085,407
Total commercial and industrial	9,733,532	239,526	284,270	9,866	525		10,267,719
Home equity lines	1,659,794	—	20,043	2,009	2,152	(3)	1,683,998
Consumer mortgages	1,653,491	—	37,656	2,654	260	(3)	1,694,061
Credit cards	252,275	—	495	—	879	(4)	253,649
Other retail loans	298,991	—	3,339	32	98	(3)	302,460
Total retail	3,864,551	—	61,533	4,695	3,389		3,934,168
Total loans	$19,940,436	553,990	607,161	22,988	3,914		21,128,489	(6)

(1) Includes $126.6 million and $170.9 million of non-accrual Substandard loans at September 30, 2015 and December 31, 2014, respectively.
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
(5) Total before net deferred fees and costs of $28.4 million.
(6) Total before net deferred fees and costs of $30.8 million.

The following table details the changes in the allowance for loan losses by loan segment for the nine months ended September 30, 2015 and 2014.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Nine Months Ended September 30, 2015
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$101,471	118,110	41,736	—	261,317
Charge-offs	(12,120)	(17,417)	(16,535)	—	(46,072)
Recoveries	10,500	5,774	5,391	—	21,665
Provision for loan losses	(10,845)	15,954	8,881	—	13,990
Ending balance	$89,006	122,421	$39,473	$—	$250,900
Ending balance: individually evaluated for impairment	18,091	12,568	783	—	31,441
Ending balance: collectively evaluated for impairment	$70,915	109,853	38,690	—	219,459
Loans:
Ending balance: total loans(1)	$7,190,257	10,543,176	4,159,243	—	21,892,675
Ending balance: individually evaluated for impairment	159,582	109,904	39,858	—	309,344
Ending balance: collectively evaluated for impairment	$7,030,675	10,433,272	4,119,385	—	21,583,331

	As Of and For The Nine Months Ended September 30, 2014
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$127,646	115,435	41,479	23,000	307,560
Allowance for loan losses of sold loans	(281)	(398)	(340)		(1,019)
Charge-offs	(41,139)	(26,896)	(19,082)	—	(87,117)
Recoveries	8,318	9,562	6,434	—	24,314
Provision for loan losses	7,445	27,140	14,053	(23,000)	25,638
Ending balance	$101,989	124,843	42,544	—	269,376
Ending balance: individually evaluated for impairment	22,107	15,863	1,195	—	39,165
Ending balance: collectively evaluated for impairment	$79,882	108,980	41,349	—	230,211
Loans:
Ending balance: total loans(2)	$6,774,794	9,987,660	3,854,961	—	20,617,415
Ending balance: individually evaluated for impairment	317,011	172,860	47,669	—	537,540
Ending balance: collectively evaluated for impairment	$6,457,783	9,814,800	3,807,292	—	20,079,875

(1)Total before net deferred fees and costs of $28.4 million.
(2)Total before net deferred fees and costs of $28.8 million.

The following table details the changes in the allowance for loan losses by loan segment for the three months ended September 30, 2015 and 2014.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Three Months Ended September 30, 2015
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$90,691	123,050	40,961	—	254,702
Charge-offs	(1,722)	(8,342)	(4,779)	—	(14,843)
Recoveries	4,019	2,203	1,863	—	8,085
Provision for loan losses	(3,982)	5,510	1,428	—	2,956
Ending balance	$89,006	122,421	39,473	—	250,900
Ending balance: individually evaluated for impairment	18,091	12,568	783	—	31,441
Ending balance: collectively evaluated for impairment	$70,915	109,853	38,690	—	219,459
Loans:
Ending balance: total loans(1)	$7,190,257	10,543,176	4,159,243	—	21,892,675
Ending balance: individually evaluated for impairment	159,582	109,904	39,858	—	309,344
Ending balance: collectively evaluated for impairment	$7,030,675	10,433,272	4,119,385	—	21,583,331

	As Of and For The Three Months Ended September 30, 2014
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses:
Beginning balance	$104,394	130,814	42,575	—	277,783
Charge-offs	(5,233)	(11,306)	(6,222)	—	(22,761)
Recoveries	3,099	5,257	2,155	—	10,511
Provision for loan losses	(271)	78	4,036	—	3,843
Ending balance	$101,989	$124,843	$42,544	$—	$269,376
Ending balance: individually evaluated for impairment	22,107	15,863	1,195	—	39,165
Ending balance: collectively evaluated for impairment	$79,882	108,980	41,349	—	230,211
Loans:
Ending balance: total loans(2)	$6,774,794	9,987,660	3,854,961	—	20,617,415
Ending balance: individually evaluated for impairment	317,011	172,860	47,669	—	537,540
Ending balance: collectively evaluated for impairment	$6,457,783	9,814,800	3,807,292	—	20,079,875

(1) Total before net deferred fees and costs of $28.4 million.
(2) Total before net deferred fees and costs of $28.8 million.

During the first quarter of 2014, Synovus designated $23.0 million of allowance for loan losses that was included in the unallocated component of the allowance for loan losses at December 31, 2013 to the allowance for loan losses allocated to the respective loan segments.

The tables below summarize impaired loans (including accruing TDRs) as of September 30, 2015 and December 31, 2014.

Impaired Loans (including accruing TDRs)
	September 30, 2015			Nine Months Ended September 30, 2015		Three Months Ended September 30, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$8,087	10,715	—	12,301	—	8,343	—
1-4 family properties	2,327	6,378	—	2,544	—	2,262	—
Land acquisition	10,238	40,401	—	16,034	—	11,001	—
Total commercial real estate	20,652	57,494	—	30,879	—	21,606	—
Commercial, financial and agricultural	6,326	9,656	—	5,976	—	7,242	—
Owner-occupied	6,941	8,949	—	16,983	—	15,087	—
Total commercial and industrial	13,267	18,605	—	22,959	—	22,329	—
Home equity lines	1,030	1,030	—	421	—	1,145	—
Consumer mortgages	837	2,065	—	1,053	—	1,030	—
Credit cards	—	—	—	—	—	—	—
Other retail loans	—	—	—	—	—	—	—
Total retail	1,867	3,095	—	1,474	—	2,175	—
Total impaired loans with no related allowance recorded	$35,786	79,194	—	55,312	—	46,110	—
With allowance recorded
Investment properties	56,882	56,882	9,893	77,466	1,722	66,726	475
1-4 family properties	56,191	56,978	5,622	63,889	1,230	57,956	423
Land acquisition	25,857	26,588	2,576	37,502	746	27,338	198
Total commercial real estate	138,930	140,448	18,091	178,857	3,698	152,020	1,096
Commercial, financial and agricultural	45,172	46,678	10,437	43,821	828	36,225	191
Owner-occupied	51,465	51,595	2,131	57,079	1,378	50,487	426
Total commercial and industrial	96,637	98,273	12,568	100,900	2,206	86,712	617
Home equity lines	9,809	9,809	155	7,880	226	9,573	104
Consumer mortgages	23,270	23,270	555	27,309	955	24,007	295
Credit cards	—	—	—	—	—	—	—
Other retail loans	4,912	4,912	72	5,213	248	5,064	81
Total retail	37,991	37,991	782	40,402	1,429	38,644	480
Total impaired loans with allowance recorded	$273,558	276,712	31,441	320,159	7,333	277,376	2,193
Total impaired loans
Investment properties	$64,969	67,597	9,893	89,767	1,722	75,069	475
1-4 family properties	58,518	63,356	5,622	66,433	1,230	60,218	423
Land acquisition	36,095	66,989	2,576	53,536	746	38,339	198
Total commercial real estate	159,582	197,942	18,091	209,736	3,698	173,626	1,096
Commercial, financial and agricultural	51,498	56,334	10,437	49,797	828	43,467	191
Owner-occupied	58,406	60,544	2,131	74,062	1,378	65,574	426
Total commercial and industrial	109,904	116,878	12,568	123,859	2,206	109,041	617
Home equity lines	10,839	10,839	155	8,301	226	10,718	104
Consumer mortgages	24,107	25,335	555	28,362	955	25,037	295
Credit cards	—	—	—	—	—	—	—
Other retail loans	4,912	4,912	72	5,213	248	5,064	81
Total retail	39,858	41,086	782	41,876	1,429	40,819	480
Total impaired loans	$309,344	355,906	31,441	375,471	7,333	323,486	2,193

Impaired Loans (including accruing TDRs)
	December 31, 2014			Year Ended December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$15,368	20,237	—	25,311	—
1-4 family properties	2,981	10,520	—	5,441	—
Land acquisition	21,504	61,843	—	29,954	—
Total commercial real estate	39,853	92,600	—	60,706	—
Commercial, financial and agricultural	7,391	11,193	—	8,984	—
Owner-occupied	17,017	19,612	—	19,548	—
Total commercial and industrial	24,408	30,805	—	28,532	—
Home equity lines	—	—	—	—	—
Consumer mortgages	995	2,065	—	1,352	—
Credit cards	—	—	—	—	—
Other retail loans	—	—	—	—	—
Total retail	995	2,065	—	1,352	—
Total impaired loans with no related allowance recorded	$65,256	125,470	—	90,590	—
With allowance recorded
Investment properties	$81,758	83,963	5,413	129,289	3,690
1-4 family properties	80,625	81,357	11,442	94,773	2,645
Land acquisition	49,300	49,483	4,900	89,195	1,689
Total commercial real estate	211,683	214,803	21,755	313,257	8,024
Commercial, financial and agricultural	59,035	59,041	7,597	91,221	2,392
Owner-occupied	62,583	62,601	2,854	78,950	2,610
Total commercial and industrial	121,618	121,642	10,451	170,171	5,002
Home equity lines	4,848	4,848	129	3,604	1,405
Consumer mortgages	33,450	33,450	1,040	39,427	115
Credit cards	—	—	—	—	—
Other retail loans	5,293	5,293	101	4,997	315
Total retail	43,591	43,591	1,270	48,028	1,835
Total impaired loans with allowance recorded	$376,892	380,036	33,476	531,456	14,861
Total impaired loans
Investment properties	$97,126	104,200	5,413	154,600	3,690
1-4 family properties	83,606	91,877	11,442	100,214	2,645
Land acquisition	70,804	111,326	4,900	119,149	1,689
Total commercial real estate	251,536	307,403	21,755	373,963	8,024
Commercial, financial and agricultural	66,426	70,234	7,597	100,205	2,392
Owner-occupied	79,600	82,213	2,854	98,498	2,610
Total commercial and industrial	146,026	152,447	10,451	198,703	5,002
Home equity lines	4,848	4,848	129	3,604	1,405
Consumer mortgages	34,445	35,515	1,040	40,779	115
Credit cards	—	—	—	—	—
Other retail loans	5,293	5,293	101	4,997	315
Total retail	44,586	45,656	1,270	49,380	1,835
Total impaired loans	$442,148	505,506	33,476	622,046	14,861

The average recorded investment in impaired loans was $666.8 million and $559.7 million for the nine and three months ended September 30, 2014. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the nine and three months ended September 30, 2014. Interest income recognized for accruing TDRs was $11.7 million and $3.7 million for the nine and three months ended September 30, 2014. At September 30, 2015 and December 31, 2014, all impaired loans other than $240.4 million and $348.4 million, respectively, of accruing TDRs, were on non-accrual status.
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

The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the nine and three months ended September 30, 2015 and 2014 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Nine Months Ended September 30, 2015
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	5	$—	16,932	6,905	23,837
1-4 family properties	31	14,823	4,078	1,774	20,675
Land acquisition	8	—	604	1,187	1,791
Total commercial real estate	44	14,823	21,614	9,866	46,303
Commercial, financial and agricultural	71	—	3,094	5,455	8,549
Owner-occupied	7	—	1,739	1,314	3,053
Total commercial and industrial	78	—	4,833	6,769	11,602
Home equity lines	53	—	2,826	2,905	5,731
Consumer mortgages	12	—	510	786	1,296
Credit cards	—	—	—	—	—
Other retail loans	20	—	259	634	893
Total retail	85	—	3,595	4,325	7,920
Total TDRs	207	$14,823	30,042	20,960	65,825	(1)

	Three Months Ended September 30, 2015
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	1	$—	—	3,090	3,090
1-4 family properties	10	—	721	895	1,616
Land acquisition	2	—	—	368	368
Total commercial real estate	13	—	721	4,353	5,074
Commercial, financial and agricultural	22	—	1,514	1,611	3,125
Owner-occupied	4	—	—	898	898
Total commercial and industrial	26	—	1,514	2,509	4,023
Home equity lines	5	—	309	757	1,066
Consumer mortgages	—	—	—	—	—
Credit cards	—	—	—	—	—
Other retail loans	7	—	2	139	141
Total retail	12	—	311	896	1,207
Total TDRs	51	$—	2,546	7,758	10,304	(2)

(1) Net charge-offs of $4.0 million were recorded during the nine months ended September 30, 2015 upon restructuring of these loans.
(2) No net charge-offs were recorded during the three months ended September 30, 2015 upon restructuring of these loans.

TDRs by Concession Type
	Nine Months Ended September 30, 2014
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	14	$—	8,423	5,598	14,021
1-4 family properties	36	—	2,390	3,859	6,249
Land acquisition	15	2,338	4,721	2,688	9,747
Total commercial real estate	65	2,338	15,534	12,145	30,017
Commercial, financial and agricultural	68	60	7,639	16,977	24,676
Owner-occupied	14	—	22,178	14,392	36,570
Total commercial and industrial	82	60	29,817	31,369	61,247
Home equity lines	11	—	1,163	451	1,614
Consumer mortgages	13	—	2,296	315	2,611
Credit cards	—	—	—	—	—
Other retail loans	17	—	543	385	928
Total retail	41	—	4,002	1,151	5,153
Total TDRs	188	$2,398	49,354	44,665	96,417	(1)

	Three Months Ended September 30, 2014
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	4	$—	875	3,899	4,774
1-4 family properties	7	—	879	203	1,082
Land acquisition	3	2,338	204	646	3,188
Total commercial real estate	14	2,338	1,958	4,748	9,044
Commercial, financial and agricultural	28	60	3,098	5,280	8,438
Owner-occupied	2	—	2,703	130	2,833
Total commercial and industrial	30	60	5,801	5,410	11,271
Home equity lines	5	—	435	—	435
Consumer mortgages	5	—	543	212	755
Credit cards	—	—	—		—
Other retail loans	7	—	101	150	251
Total retail	17	—	1,079	362	1,441
Total TDRs	61	$2,398	8,838	10,520	21,756	(2)

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

	Nine Months Ended September 30, 2015		Three Months Ended September 30, 2015
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Investment properties	—	$—	—	$—
1-4 family properties	—	—	—	—
Land acquisition	—	—	—	—
Total commercial real estate	—	—	—	—
Commercial, financial and agricultural	—	—	—	—
Owner-occupied	1	438	1	438
Total commercial and industrial	1	438	1	438
Home equity lines	2	74	1	40
Consumer mortgages	—	—	—	—
Credit cards	—	—	—	—
Other retail loans	1	81	—	—
Total retail	3	155	1	40
Total TDRs	4	$593	2	$478

	Nine Months Ended September 30, 2014		Three Months Ended September 30, 2014
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Investment properties	1	186	—	$—
1-4 family properties	3	1,018	—	—
Land acquisition	1	428	—	—
Total commercial real estate	5	1,632	—	—
Commercial, financial and agricultural	4	1,559	2	181
Owner-occupied	—	—	—	—
Total commercial and industrial	4	1,559	2	181
Home equity lines	—	—	—	—
Consumer mortgages	3	206	2	136
Credit cards	—	—	—	—
Other retail loans	—	—	—	—
Total retail	3	206	2	136
Total TDRs	12	3,397	4	$317

If, at the time a loan was designated as a TDR, the loan was not already impaired, the measurement of impairment that resulted from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At September 30, 2015, the allowance for loan losses allocated to accruing TDRs totaling $240.4 million was $16.2 million compared to accruing TDRs of $348.4 million with an allocated allowance for loan losses of $21.0 million at December 31, 2014. Non-accrual, non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs, are individually measured for the amount of impairment, if any, both before and after the TDR designation.

Note 7 - Other Real Estate
The carrying value of ORE was $64.3 million and $85.5 million at September 30, 2015 and December 31, 2014, respectively. During the nine months ended September 30, 2015 and 2014, $23.9 million and $35.5 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value less costs to sell. During the nine months ended September 30, 2015 and 2014, Synovus recognized foreclosed real estate expense, net, of $18.4 million and $18.8 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $14.9 million and $16.7 million for the nine months ended September 30, 2015 and 2014, respectively.
As of September 30, 2015 and December 31, 2014, there were $6.2 million and $12.8 million, respectively, of consumer mortgages secured by residential real estate properties for which formal foreclosure proceedings were in process.

Note 8 - Other Comprehensive Income (Loss)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the nine and three months ended September 30, 2015 and 2014.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance as of December 31, 2014	$(12,824)	(713)	932	(12,605)
Other comprehensive income before reclassifications	—	7,941	143	8,084
Amounts reclassified from accumulated other comprehensive income (loss)	206	(1,667)	(110)	(1,571)
Net current period other comprehensive income	206	6,274	33	6,513
Balance as of September 30, 2015	$(12,618)	5,561	965	(6,092)

Balance as of July 1, 2015	$(12,687)	(10,659)	1,023	(22,323)
Other comprehensive income before reclassifications	—	16,220	—	16,220
Amounts reclassified from accumulated other comprehensive income (loss)	69	—	(58)	11
Net current period other comprehensive income	69	16,220	(58)	16,231
Balance as of September 30, 2015	$(12,618)	5,561	965	(6,092)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance as of December 31, 2013	$(13,099)	(28,936)	777	(41,258)
Other comprehensive income before reclassifications	—	16,888	243	17,131
Amounts reclassified from accumulated other comprehensive income (loss)	206	(818)	(88)	(700)
Net current period other comprehensive income	206	16,070	155	16,431
Balance at September 30, 2014	$(12,893)	(12,866)	932	(24,827)

Balance as of July 1, 2014	$(12,962)	(1,686)	932	(13,716)
Other comprehensive income (loss) before reclassifications	—	(11,180)	—	(11,180)
Amounts reclassified from accumulated other comprehensive income (loss)	69	—	—	69
Net current period other comprehensive income (loss)	69	(11,180)	—	(11,111)
Balance as of September 30, 2014	$(12,893)	(12,866)	932	(24,827)

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). During the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative financial instruments, equity securities, and debt securities as a single portfolio. As of September 30, 2015, the balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to a previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

The following table illustrates activity within the reclassifications out of accumulated other comprehensive income (loss), for the nine and three months ended September 30, 2015 and 2014.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	For the Nine Months Ended September 30,
	2015	2014
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(336)	(336)	Interest expense
	130	130	Income tax (expense) benefit
	$(206)	(206)	Reclassifications, net of income taxes
Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$2,710	1,331	Investment securities gains, net
	(1,043)	(513)	Income tax (expense) benefit
	$1,667	818	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$178	144	Salaries and other personnel expense
	(68)	(56)	Income tax (expense) benefit
	$110	88	Reclassifications, net of income taxes

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	For the Three Months Ended September 30,
	2015	2014
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(112)	(112)	Interest expense
	43	43	Income tax (expense) benefit
	$(69)	(69)	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$94	—	Salaries and other personnel expense
	(36)	—	Income tax (expense) benefit
	$58	—	Reclassifications, net of income taxes

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments. Transfers betweens levels during the nine months ended September 30, 2015 and year ended December 31, 2014 were inconsequential.

	September 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	—	3,141	—	3,141
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	1,926	—	1,926
State and municipal securities	—	757	—	757
Other investments	—	20	—	20
Total trading securities	$—	5,844	—	5,844
Mortgage loans held for sale	—	73,623	—	73,623
Investment securities available for sale:
U.S. Treasury securities	43,673	—	—	43,673
U.S. Government agency securities	—	13,801	—	13,801
Securities issued by U.S. Government sponsored enterprises	—	127,600	—	127,600
Mortgage-backed securities issued by U.S. Government agencies	—	210,855	—	210,855
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,548,093	—	2,548,093
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	510,620	—	510,620
State and municipal securities	—	4,546	—	4,546
Equity securities	8,471	—	—	8,471
Other investments(1)	3,091	15,051	1,531	19,673
Total investment securities available for sale	$55,235	3,430,566	1,531	3,487,332
Private equity investments	—	867	26,850	27,717
Mutual funds held in rabbi trusts	10,233	—	—	10,233
Derivative assets:
Interest rate contracts	—	32,710	—	32,710
Mortgage derivatives(2)	—	1,845	—	1,845
Total derivative assets	$—	34,555	—	34,555
Liabilities
Trading account liabilities	—	3,002	—	3,002
Derivative liabilities:
Interest rate contracts	—	33,158	—	33,158
Mortgage derivatives(2)	—	1,110	—	1,110
Visa derivative	—	—	1,415	1,415
Total derivative liabilities	$—	34,268	1,415	35,683

	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	—	145	—	145
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	2,449	—	2,449
State and municipal securities	—	1,976	—	1,976
All other mortgage-backed securities	—	2,483	—	2,483
Other investments	—	6,810	—	6,810
Total trading securities	$—	13,863	—	13,863
Mortgage loans held for sale	—	63,328	—	63,328
Investment securities available for sale:
U.S. Treasury securities	42,826	—	—	42,826
U.S. Government agency securities	—	27,324	—	27,324
Securities issued by U.S. Government sponsored enterprises	—	82,042	—	82,042
Mortgage-backed securities issued by U.S. Government agencies	—	179,816	—	179,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,261,681	—	2,261,681
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	417,076	—	417,076
State and municipal securities	—	5,206	—	5,206
Equity securities	6,748	—	—	6,748
Other investments(1)	2,035	15,007	1,645	18,687
Total investment securities available for sale	$51,609	2,988,152	1,645	3,041,406
Private equity investments	—	995	27,367	28,362
Mutual funds held in rabbi trusts	11,252	—	—	11,252
Derivative assets:
Interest rate contracts	—	30,904	—	30,904
Mortgage derivatives(2)	—	1,213	—	1,213
Total derivative assets	$—	32,117	—	32,117
Liabilities
Trading account liabilities	—	2,100	—	2,100
Salary stock units	1,206	—	—	1,206
Derivative liabilities:
Interest rate contracts	—	31,398	—	31,398
Mortgage derivatives(2)	—	753	—	753
Visa derivative	—	—	1,401	1,401
Total derivative liabilities	$—	32,151	1,401	33,552

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

Changes in Fair Value Included in Net Income
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Mortgage loans held for sale	$450	969	1,012	(813)

Mortgage Loans Held for Sale
(in thousands)	As of September 30, 2015	As of December 31, 2014
Fair value	73,623	63,328
Unpaid principal balance	71,333	61,488
Fair value less aggregate unpaid principal balance	$2,290	1,840

Changes in Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the nine and three months ended September 30, 2015 and 2014 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During the nine and three months ended September 30, 2015 and 2014, Synovus did not have any transfers between levels in the fair value hierarchy.

	Nine Months Ended September 30,
	2015			2014
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Investment Securities Available for Sale	Private Equity Investments	Other Derivative Contracts, Net
Beginning balance, January 1,	$1,645	27,367	(1,401)	2,350	27,745	(2,706)
Total gains (losses) realized/unrealized:
Included in earnings	—	(517)	(1,092)	(88)	(513)	(2,731)
Unrealized gains (losses) included in other comprehensive income	(114)	—	—	63	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	1,078	(540)	—	1,416
Amortization of discount/premium	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance, September 30,	$1,531	26,850	(1,415)	1,785	27,232	(4,021)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30,	$—	(517)	(1,092)	(88)	(513)	(2,731)

	Three Months Ended September 30,
	2015			2014
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative
Beginning balance, July 1,	$1,700	26,959	(1,415)	1,866	27,376	(2,438)
Total gains (losses) realized/unrealized:
Included in earnings	—	(109)	(363)	—	(144)	(1,979)
Unrealized gains (losses) included in other comprehensive income	(169)	—	—	(81)	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	363	—	—	396
Amortization of discount/premium	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance, September 30,	$1,531	26,850	(1,415)	1,785	27,232	(4,021)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30,	$—	(109)	(363)	—	(144)	(1,979)

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

	September 30, 2015				December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Impaired loans*	—	—	12,430	12,430	—	—	28,588	28,588
Other loans held for sale	—	—	—	—	—	—	3,411	3,411
Other real estate	—	—	23,457	23,457	—	—	32,046	32,046
Other assets held for sale	$—	—	1,844	1,844	$—	—	3,718	3,718

The following table presents fair value adjustments recognized in earnings for the nine and three months ended September 30, 2015 and 2014 for the assets measured at fair value on a non-recurring basis.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Impaired loans*	3,549	20,661	1,789	9,380
Other loans held for sale	—	285	—	285
Other real estate	7,405	7,343	2,645	4,114
Other assets held for sale	$1,043	7,608	$1,043	100

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

September 30, 2015
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale:
Other Investments:

Trust preferred securities	$1,531	Discounted cash flow analysis	Credit spread embedded in discount rate	549-649 bps (599 bps)

			Discount for lack of marketability(2)	0%-10% (0%)

Private equity investments	26,850	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies
				N/A

Visa derivative liability	1,415	Internal valuation	Estimated future cumulative deposits to the litigation escrow for settlement of the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty	N/A

September 30, 2015
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis

Collateral dependent impaired loans	$12,430	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0% - 100% (44%) 0% - 10% (7%)

Other real estate	23,457	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0% - 25% (8%) 0% - 10% (7%)

Other assets held for sale	1,844	Third-party appraised value of collateral less estimated selling costs or BOV	Discount to appraised value (3) Estimated selling costs	0%-100% (55%) 0%-10% (7%)

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
Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at September 30, 2015 and December 31, 2014. The fair value represents management’s best estimates based on a range of methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans, interest bearing deposits (including brokered deposits), and long-term debt, the fair value amounts should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately.

The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$329,396	329,396	329,396	—	—
Interest bearing funds with Federal Reserve Bank	837,641	837,641	837,641	—	—
Interest earning deposits with banks	21,170	21,170	21,170	—	—
Federal funds sold and securities purchased under resale agreements	69,732	69,732	69,732	—	—
Trading account assets	5,844	5,844	—	5,844	—
Mortgage loans held for sale	73,623	73,623	—	73,623	—
Investment securities available for sale	3,487,332	3,487,332	55,235	3,430,566	1,531
Private equity investments	27,717	27,717	—	867	26,850
Mutual funds held in rabbi trusts	10,233	10,233	10,233	—	—
Loans, net of deferred fees and costs	21,864,309	21,677,842	—	—	21,677,842
Derivative assets	34,555	34,555	—	34,555	—
Financial liabilities
Trading account liabilities	3,002	3,002	—	3,002	—
Non-interest bearing deposits	6,570,227	6,570,227	—	6,570,227	—
Interest bearing deposits	16,207,186	16,218,720	—	16,218,720	—
Federal funds purchased and securities sold under repurchase agreements	135,475	135,475	135,475	—	—
Long-term debt	2,038,719	2,098,864	—	2,098,864	—
Derivative liabilities	$35,683	35,683	—	34,268	1,415

	December 31, 2014
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$485,489	485,489	485,489	—	—
Interest bearing funds with Federal Reserve Bank	721,362	721,362	721,362	—	—
Interest earning deposits with banks	11,810	11,810	11,810	—	—
Federal funds sold and securities purchased under resale agreements	73,111	73,111	73,111	—	—
Trading account assets	13,863	13,863	—	13,863	—
Mortgage loans held for sale	63,328	63,328	—	63,328	—
Other loans held for sale	3,606	3,606	—	—	3,606
Investment securities available for sale	3,041,406	3,041,406	51,609	2,988,152	1,645
Private equity investments	28,362	28,362	—	995	27,367
Mutual funds held in rabbi trusts	11,252	11,252	11,252	—	—
Loans, net of deferred fees and costs	21,097,699	20,872,939	—	—	20,872,939
Derivative assets	32,117	32,117	—	32,117	—
Financial liabilities
Trading account liabilities	2,100	2,100	—	2,100	—
Non-interest bearing deposits	6,228,472	6,228,472	—	6,228,472	—
Interest bearing deposits	15,303,228	15,299,372	—	15,299,372	—
Federal funds purchased and securities sold under repurchase agreements	126,916	126,916	126,916	—	—
Salary stock units	1,206	1,206	1,206	—	—
Long-term debt	2,140,319	2,191,279	—	2,191,279	—
Derivative liabilities	$33,553	33,553	—	32,151	1,401

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
Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of September 30, 2015 and December 31, 2014, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.
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
Cash Flow Hedges
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of September 30, 2015, there were no cash flow hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus expects to reclassify from accumulated other comprehensive income (loss) $447 thousand of interest expense during the next twelve months as amortization of deferred losses is recorded.
Synovus did not terminate any cash flow hedges during 2015 or 2014. The remaining unamortized deferred net loss balance of all previously terminated cash flow hedges at September 30, 2015 and December 31, 2014 was $(782) thousand and $(1.1) million, respectively.
Fair Value Hedges
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair value of various fixed rate liabilities due to changes in the benchmark interest rate, LIBOR. Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of September 30, 2015, there were no fair value hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus did not terminate any fair value hedges during 2015 or 2014. The remaining unamortized deferred gain balance on all previously terminated fair value hedges at September 30, 2015 and December 31, 2014 was $5.3 million and $7.6 million, respectively. Synovus expects to reclassify from hedge-related basis adjustment, a component of long-term debt, $3.1 million of the deferred gain balance on previously terminated fair value hedges as a reduction to interest expense during the next twelve months as amortization of deferred gains is recorded.

Customer Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' consolidated balance sheet. Fair value changes are recorded in non-interest income in Synovus' consolidated statements of income. As of September 30, 2015, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.19 billion, an increase of $103.7 million compared to December 31, 2014.
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative contract was $1.4 million at both September 30, 2015 and December 31, 2014. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract.
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
At September 30, 2015 and December 31, 2014, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $93.2 million and $73.4 million, respectively. The fair value of these commitments resulted in a gain of $632 thousand and $531 thousand for the nine months ended September 30, 2015 and 2014, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At September 30, 2015 and December 31, 2014, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $111.5 million and $113.0 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans resulted in a loss of $(356) thousand and $(1.2) million for the nine months ended September 30, 2015 and 2014, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
Collateral Contingencies
Certain derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. As Synovus’ current rating is below investment grade, Synovus is required to post collateral, as required by each agreement, against these positions. Additionally, as of June 10, 2013, the CCC became mandatory for certain trades as required under the Dodd-Frank Act. These derivative transactions also carry collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As trades are migrated to the CCC, dealer counterparty exposure will be reduced, and higher notional amounts of Synovus' derivative instruments will be housed at the CCC, a highly regulated and well-capitalized entity. As of September 30, 2015, collateral totaling $68.4 million, consisting of Federal funds sold, was pledged to the derivative counterparties, including $12.6 million with the CCC, to comply with collateral requirements.

The impact of derivative instruments on the consolidated balance sheets at September 30, 2015 and December 31, 2014 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
(in thousands)	Location on Consolidated Balance Sheet	September 30, 2015	December 31, 2014	Location on Consolidated Balance Sheet	September 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	32,710	30,904	Other liabilities	33,158	31,398
Mortgage derivatives	Other assets	1,845	1,213	Other liabilities	1,110	753
Visa derivative		—	—	Other liabilities	1,415	1,401
Total derivatives not designated as hedging instruments		$34,555	32,117		$35,683	33,552

The pre-tax effect of fair value hedges on the consolidated statements of income for the nine and three months ended September 30, 2015 and 2014 is presented below.

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
(in thousands)		Nine Months Ended September 30,
Derivatives not designated as hedging instruments		2015	2014
Interest rate contracts(1)	Other non-interest income	10	449
Mortgage derivatives(2)	Mortgage banking income	276	(704)
Total		$286	(255)

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
(in thousands)		Three Months Ended September 30,
Derivatives not designated as hedging instruments		2015	2014
Interest rate contracts(1)	Other non-interest income	170	65
Mortgage derivatives(2)	Mortgage banking income	(1,955)	51
Total		$(1,785)	116

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third-party investors.
During the nine months ended September 30, 2015 and 2014, Synovus reclassified $2.3 million from hedge-related basis adjustment, a component of long-term debt, as a reduction to interest expense. These deferred gains relate to hedging relationships that have been previously terminated and are reclassified into earnings over the remaining life of the hedged items.

Note 11 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the nine and three months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Basic Net Income Per Common Share:
Net income available to common shareholders	$160,006	134,399	$55,369	44,229
Weighted average common shares outstanding	133,120	138,989	131,516	139,043
Net income per common share, basic	$1.20	0.97	0.42	0.32

Diluted Net Income Per Common Share:
Net income available to common shareholders	$160,006	134,399	55,369	44,229
Weighted average common shares outstanding	133,120	138,989	131,516	139,043
Potentially dilutive shares from assumed exercise of securities or other contracts to purchase common stock	756	611	781	683
Weighted average diluted common shares	133,876	139,600	132,297	139,726
Net income per common share, diluted	$1.20	0.96	0.42	0.32

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
As of September 30, 2015 and 2014, there were 2.7 million and 3.2 million, respectively, potentially dilutive shares related to common stock options and Warrants to purchase shares of common stock that were outstanding during 2015 and 2014, but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.
Note 12 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At September 30, 2015, Synovus had a total of 7.1 million shares of its authorized but unissued common stock reserved for future grants under the 2013 Omnibus Plan. The 2013 Omnibus Plan authorizes 8.6 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units, and performance share units) count as two share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. The Plan permits grants of share-based compensation including stock options, restricted share units, market restricted share units, and performance share units. The grants generally include vesting periods ranging from three to five years and contractual terms of ten years. Stock options are granted at exercise prices which equal the fair value of a share of common stock on the grant-date. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units, market restricted share units, and performance share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
Share-based Compensation Expense
Share-based compensation costs associated with employee grants are recorded as a component of salaries and other personnel expense in the consolidated statements of income. Share-based compensation costs associated with grants made to non-employee directors of Synovus are recorded as a component of other operating expenses. Total share-based compensation expense was $9.5 million and $3.2 million for the nine and three months ended September 30, 2015, respectively, and $7.5 million and $2.8 million for the nine and three months ended September 30, 2014, respectively.
Stock Options
No stock option grants were made during the nine months ended September 30, 2015. At September 30, 2015, there were 1.8 million outstanding options to purchase shares of common stock with a weighted average exercise price of $37.36.

Restricted Share Units, Performance Share Units, and Market Restricted Share Units
During the nine months ended September 30, 2015, Synovus awarded 320 thousand restricted share units that have a service-based vesting period of three years and awarded 82 thousand performance share units that vest upon service and performance conditions. Synovus also granted 82 thousand market restricted share units during the nine months ended September 30, 2015. The weighted average grant-date fair value of the awarded restricted share units, performance share units and market restricted share units was $28.30 per share. Market restricted share units and performance share units are granted at target and are compared annually to required market and performance metrics. The performance share units vest upon meeting certain service and performance conditions. Return on average assets (ROAA) performance is evaluated each year over a three-year performance period, with share distribution determined at the end of the three years. The number of performance share units that will ultimately vest ranges from 0% to 150% of target based on Synovus' three-year weighted average ROAA (as defined). The market restricted share units have a three-year service-based vesting component as well as a total shareholder return multiplier. The number of market restricted share units that will ultimately vest ranges from 75% to 125% of target based on Synovus' total shareholder return (TSR). At September 30, 2015, including dividend equivalents granted, there were 1.1 million restricted share units, performance share units and market restricted share units outstanding with a weighted average grant-date fair value of $24.92.
Note 13 - Legal Proceedings
Synovus and its subsidiaries are subject to various legal proceedings, claims and disputes that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. Synovus, like many other financial institutions, has been the target of numerous legal actions and other proceedings asserting claims for damages and related relief for losses. These actions include mortgage loan and other loan put-back claims, claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including putative class action matters. In addition to actual damages if Synovus does not prevail in such asserted legal actions, credit-related litigation could result in additional write-downs or charge-offs of assets, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off were to occur. Synovus also from time to time faces disputes with customers and other counterparties, and in many cases, those disputes can pose both financial and reputational risk to Synovus.
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of September 30, 2015 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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

(9)
the risk that we may not be able to identify suitable acquisition targets as part of our growth strategy and even if we are able to identify suitable acquisition targets,we may not be able to complete such acquisitions or successfully integrate bank or non-bank acquisitions into our existing operations;

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
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the nine and three months ended September 30, 2015 and 2014 and financial condition as of September 30, 2015 and December 31, 2014. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2014 Form 10-K.
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
A reading of each section is important to understand fully the nature of our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS
Consolidated Financial Highlights

	Nine Months Ended September 30,			Three Months Ended September 30,
(dollars in thousands, except per share data)	2015	2014	Change	2015	2014	Change
Net interest income	$614,698	611,829	0.5%	$207,790	206,263	0.7%
Provision for loan losses	13,990	25,638	(45.4)	2,956	3,843	(23.1)
Non-interest income	201,746	197,555	2.1	67,059	63,985	4.8
Adjusted non-interest income(1)	199,036	190,435	4.5	67,059	63,985	4.8
Non-interest expense	534,621	560,115	(4.6)	177,907	193,749	(8.2)
Adjusted non-interest expense(1)	504,370	503,313	0.2	170,131	166,754	2.0
Income before income taxes	267,833	223,631	19.8	93,986	72,656	29.4
Adjusted pre-tax, pre-credit costs income(1)	309,364	298,951	3.5	104,718	103,494	1.2
Net income	167,684	142,077	18.0	57,928	46,788	23.8
Net income available to common shareholders	160,006	134,399	19.1	55,369	44,229	25.2
Net income per common share, basic	1.20	0.97	24.3	0.42	0.32	32.4
Net income per common share, diluted	1.20	0.96	24.1	0.42	0.32	32.2
Net interest margin	3.19%	3.39	(20) bps	3.14%	3.37	(23) bps
Net charge-off ratio	0.15	0.41	(26) bps	0.12	0.24	(12) bps

	September 30, 2015	June 30, 2015	Sequential Quarter Change	September 30, 2014	Year-Over-Year Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$21,864,309	21,494,869	369,440	$20,588,566	1,275,743
Total deposits	22,777,413	22,649,181	128,232	20,989,781	1,787,632
Total average deposits	22,860,019	22,466,102	393,917	20,938,587	1,921,432
Average core deposits(1)	21,502,856	20,910,171	592,685	19,443,967	2,058,889
Average core deposits excluding average state, county, and municipal (SCM) deposits(1)	19,378,044	18,632,388	745,656	17,398,150	1,979,894

Non-performing assets ratio	1.01%	1.11	(10) bps	1.57%	(56) bps
Non-performing loans ratio	0.72	0.81	(9) bps	1.18	(46) bps
Past due loans over 90 days	0.01	0.02	(1) bp	0.02	(1) bp

Tier 1 capital(2)	$2,637,462	2,615,827	21,635	$2,553,764	83,698
Common equity Tier 1 capital (transitional)(2)	2,637,462	2,615,827	21,635	N/A	N/A
Tier 1 common equity(1)(2)	N/A	N/A	N/A	2,417,784	N/A
Total risk-based capital(2)	2,990,099	2,971,518	18,581	3,005,346	(15,247)
Tier 1 capital ratio(2)	10.60%	10.73	(13) bps	11.19%	(59) bps
Common equity Tier 1 capital ratio (transitional)(2)	10.60	10.73	(13) bps	N/A	N/A
Tier 1 common equity ratio(1)(2)	N/A	N/A	N/A	10.60	N/A
Total risk-based capital ratio(2)	12.02	12.18	(16) bps	13.17	(115) bps
Total shareholders’ equity to total assets ratio	10.71	10.66	5 bps	11.60	(89) bps
Tangible common equity to tangible assets ratio(1)	10.18	10.13	5 bps	11.04	(86) bps

(1) See reconciliation of “Non-GAAP Financial Measures” in this Report.
(2) 2015 regulatory capital determined under Basel III transitional capital rules. Prior periods were determined under Basel I capital rules.

Results for the Nine and Three Months Ended September 30, 2015
For the nine months ended September 30, 2015, net income available to common shareholders was $160.0 million, or $1.20 per diluted common share, compared to net income available to common shareholders of $134.4 million, or $0.96 per diluted common share, for the nine months ended September 30, 2014. For the three months ended September 30, 2015, net income available to common shareholders was $55.4 million, or $0.42 per diluted common share, compared to net income available to common shareholders of $44.2 million, or $0.32 per diluted common share, for the three months ended September 30, 2014. Adjusted net income available to common shareholders for the three months ended September 30, 2015 was $55.6 million or $0.42 per diluted common share, compared to adjusted net income available to common shareholders for the three months ended September 30, 2014 of $51.3 million or $0.37 per diluted common share. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Results for the nine months ended September 30, 2015 reflect continued broad-based improvement in credit quality as the NPL ratio declined to 0.72% at September 30, 2015 from 0.81% at June 30, 2015 and 1.18% a year ago. Additionally, other real estate balances declined $2.1 million, or 3.2%, and $17.3 million, or 21.2%, compared to June 30, 2015, and September 30, 2014, respectively. Credit costs totaled $10.3 million for the three months ended September 30, 2015, compared to $12.8 million for the three months ended June 30, 2015, and $15.7 million for the three months ended September 30, 2014. Net charge-offs for the three months ended September 30, 2015 totaled $6.8 million, or 0.12% of average loans annualized, compared to net charge-offs of $5.3 million, or 0.10% of average loans annualized for the three months ended June 30, 2015 and net charge-offs of $12.3 million, or 0.24% of average loans annualized, for the third quarter of 2014. Total non-performing assets were $222.0 million at September 30, 2015, down $18.1 million, or 7.5%, from the previous quarter, and down $102.4 million, or 31.6%, from a year ago.
Adjusted pre-tax, pre-credit costs income (which excludes provision for loan losses, other credit costs, restructuring charges, securities gains and losses, gain on the Memphis transaction, litigation contingency/settlement expense, and certain other items) was $309.4 million for the nine months ended September 30, 2015 compared to $299.0 million for the nine months ended September 30, 2014. For the three months ended September 30, 2015, adjusted pre-tax, pre-credit costs income was $104.7 million compared to $103.6 million for the three months ended June 30, 2015 and $103.5 million for the three months ended September 30, 2014. The sequential quarter increase of $1.1 million in adjusted pre-tax, pre-credit costs income was driven by an increase in net interest income of $4.1 million, or 2.0%, due to one more calendar day as well as average loan growth of $345.9 million, or 6.4% annualized, which was mostly offset by an increase of $3.3 million in adjusted non-interest expense due primarily to an increase of $2.6 million in advertising expense. Compared to the nine months ended September 30, 2014, adjusted pre-tax, pre-credit costs income grew $10.4 million, comprised of an $8.6 million increase in adjusted non-interest income led by growth in mortgage banking income, an increase in net interest income of $2.9 million with year-over-year average loan growth of $1.05 billion, or 5.2%, slightly offset by an increase of $1.1 million in adjusted non-interest expense. See reconciliation of "Non-GAAP Financial Measures" in this Report.
The net interest margin declined one basis point to 3.14% compared to 3.15% in the previous quarter and was twenty three basis points below the third quarter of 2014 net interest margin of 3.37%. The yield on earning assets was 3.60%, a decline of one basis point from the second quarter of 2015, and the effective cost of funds was unchanged from the second quarter at 0.46%. The yield on loans declined four basis points to 4.10%. This decline was mostly offset by lower balances held at the Federal Reserve Bank. Compared to the third quarter of 2014, the yield on earning assets declined twenty one basis points from 3.81% reflecting a nineteen basis point decline in the yield on loans, and the effective cost of funds increased two basis points from 0.44%.
At September 30, 2015, total loans outstanding were $21.86 billion, a sequential quarter increase of $369.4 million, or 6.8% annualized, and a year-over-year increase of $1.28 billion, or 6.2%. Growth for the quarter, compared to the previous quarter, was across all loan categories with CRE loans growing $134.9 million, or 7.6% annualized, C&I loans growing by $122.4 million, or 4.7% annualized, and retail loans increasing $111.3 million, or 10.9% annualized. Total average loans grew $345.9 million, or 6.4% annualized, from the previous quarter and $1.05 billion, or 5.2%, as compared to the third quarter of 2014.
At September 30, 2015, total deposits were $22.78 billion and total average deposits for the three months ended September 30, 2015 were $22.86 billion, with total average deposits up $393.9 million, or 7.0% annualized, from the previous quarter. Average core deposits for the three months ended September 30, 2015 were $21.50 billion, up $592.7 million, or 11.2% annualized, compared to the second quarter of 2015. Average core deposits excluding state, county, and municipal (SCM) deposits grew $745.7 million, or 15.9% annualized, over the second quarter of 2015 and $1.98 billion, or 11.4%, over the third quarter of 2014. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Synovus continued to return capital to shareholders during the third quarter of 2015, acquiring an additional $52.5 million of common stock, under its $250 million common stock repurchase program announced in October of 2014. Synovus repurchased $250 million of common stock authorized for repurchase under this program which expired on October 23, 2015. Additionally, during the nine months ended September 30, 2015, Synovus declared common stock dividends totaling $0.30 per share, representing a 43% increase from the dividends declared during the same time period of 2014. Total shareholders' equity was $3.02 billion at September 30, 2015, compared to $3.04 billion at December 31, 2014, and $3.08 billion at September 30, 2014.
Recent Developments
During the third quarter of 2015, Synovus' Board of Directors authorized a $300 million share repurchase program to be completed over the next 15 months. The Board of Directors also approved a 20% increase in the quarterly common stock dividend to $0.12 per share. The dividend increase will be effective with the quarterly dividend payable in January 2016.
Changes in Financial Condition
During the nine months ended September 30, 2015, total assets increased $1.12 billion from $27.05 billion at December 31, 2014 to $28.17 billion. The principal components of this increase were an increase in loans, net of deferred fees and costs, of $766.6 million and an increase in investment securities available for sale, at fair value, of $445.9 million. An increase of $1.25 billion in deposits provided the funding source for the growth in loans and increase in investment securities available for sale.
Loans
The following table compares the composition of the loan portfolio at September 30, 2015, December 31, 2014, and September 30, 2014.

(dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2015 vs. December 31, 2014 % Change(1)	September 30, 2014	September 30, 2015 vs. September 30, 2014 % Change
Investment properties	$5,557,576	5,206,674	9.0%	$5,039,604	10.3%
1-4 family properties	1,094,553	1,133,882	(4.6)	1,136,289	(3.7)
Land acquisition	538,127	586,046	(10.9)	598,900	(10.1)
Total commercial real estate	7,190,256	6,926,602	5.1	6,774,793	6.1
Commercial, financial and agricultural	6,277,768	6,182,312	2.1	5,958,575	5.4
Owner-occupied	4,265,408	4,085,407	5.9	4,029,085	5.9
Total commercial and industrial	10,543,176	10,267,719	3.6	9,987,660	5.6
Home equity lines	1,684,047	1,683,998	—	1,685,972	(0.1)
Consumer mortgages	1,888,456	1,694,061	15.3	1,621,904	16.4
Credit cards	241,315	253,649	(6.5)	253,853	(4.9)
Other retail loans	345,425	302,460	19.0	293,232	17.8
Total retail	4,159,243	3,934,168	7.6	3,854,961	7.9
Total loans	21,892,675	21,128,489	4.8	20,617,415	6.2
Deferred fees and costs, net	(28,367)	(30,790)	(10.5)	(28,849)	(1.7)
Total loans, net of deferred fees and costs	$21,864,309	21,097,699	4.9%	$20,588,566	6.2%

(1) Percentage changes are annualized
At September 30, 2015, total loans were $21.86 billion, an increase of $766.6 million, or 4.9% annualized, and $1.28 billion or 6.2%, compared to December 31, 2014 and September 30, 2014, respectively, driven by growth in most categories across the loan portfolio. Annual percentage loan growth for 2015 is currently expected to be in the mid single-digits.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at September 30, 2015 were $17.73 billion, or 81.1% of the total loan portfolio, compared to $17.19 billion, or 81.5%, at December 31, 2014 and $16.76 billion, or 81.4%, at September 30, 2014.
At September 30, 2015 and December 31, 2014, Synovus had 23 and 25 commercial loan relationships, respectively, with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at September 30, 2015 and December 31, 2014 was $35 million and $36 million, respectively.
Commercial and Industrial Loans
The C&I portfolio represents the largest category of Synovus' total loan portfolio and is currently concentrated on small to middle market commercial and industrial lending dispersed throughout a diverse group of industries in the Southeast, including health care and social assistance, manufacturing, retail trade, real-estate related industries, wholesale trade, and finance and insurance as shown in the following table (aggregated by NAICS code). Loans in the health care and social assistance industry have grown approximately $258.1 million, or 18.5% annualized, from December 31, 2014, as specialized lending units continue to build relationships in senior housing, medical office lending, and other health care related areas. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are primarily originated through Synovus' local market banking divisions and made to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. In accordance with Synovus' uniform lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. Approximately 91% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral.
Total C&I loans at September 30, 2015 were $10.54 billion, or 48.2% of the total loan portfolio, compared to $10.27 billion, or 48.7% of the total loan portfolio, at December 31, 2014 and $9.99 billion, or 48.5% of the total loan portfolio, at September 30, 2014. C&I loans grew $275.5 million, or 3.6% annualized, from December 31, 2014, driven primarily by increases in specialty units such as senior housing and equipment finance as well as growth in middle market lending.

Commercial and Industrial Loans by Industry	September 30, 2015		December 31, 2014
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$2,114,919	20.1%	1,856,795	18.1%
Manufacturing	835,639	7.9	878,492	8.6
Retail trade	821,433	7.8	814,882	8.0
Real estate and rental and leasing	682,667	6.5	721,477	7.0
Wholesale trade	688,490	6.5	627,736	6.1
Finance and insurance	721,068	6.8	684,319	6.7
Professional, scientific, and technical services	584,520	5.5	588,862	5.7
Real estate other	506,382	4.8	497,396	4.8
Accommodation and food services	485,986	4.6	449,036	4.4
Construction	419,231	4.0	432,521	4.2
Agriculture, forestry, fishing, and hunting	401,564	3.8	366,041	3.6
Transportation and warehousing	309,074	2.9	250,221	2.4
Information	230,684	2.2	239,996	2.3
Administration, support, waste management, and remediation	238,639	2.3	247,226	2.4
Educational services	221,075	2.1	227,272	2.2
Other services	864,367	8.2	860,105	8.4
Other industries	417,438	4.0	525,342	5.1
Total commercial and industrial loans	$10,543,176	100.0%	$10,267,719	100.0%

(1) Loan balance in each category expressed as a percentage of total commercial and industrial loans.
Synovus has actively invested in additional expertise to better serve C&I clients through increased and enhanced product offerings and customer service. Complementing this investment in C&I, management continues to focus on streamlining and enhancing Synovus' existing product lines, especially for traditional retail, small business, and professional services customers.
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
At September 30, 2015, $6.28 billion of C&I loans, or 28.7% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, and other business assets.
At September 30, 2015, $4.27 billion of C&I loans, or 19.5% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate.

These loans are predominately secured by owner-occupied properties and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist of investment properties loans, 1-4 family properties loans, and land acquisition loans. CRE loans are primarily originated through Synovus' local market banking divisions. These loans are subject to the same uniform lending policies referenced above. Total CRE loans, which represent 32.9% of the total loan portfolio at September 30, 2015, were $7.19 billion compared to $6.93 billion, or 32.8% of the total loan portfolio, at December 31, 2014 and $6.77 billion, or 32.9% of the total loan portfolio, at September 30, 2014. CRE loans increased $263.7 million, or 5.1% annualized, from December 31, 2014 and $415.5 million, or 6.1%, from September 30, 2014, driven by growth in investment properties loans partially offset by planned reductions in land acquisition and 1-4 family properties loans.
Investment Properties Loans
Total investment properties loans as of September 30, 2015 were $5.56 billion, or 77.3% of the total CRE portfolio and 25.4% of the total loan portfolio, compared to $5.21 billion, or 75.2% of the total CRE portfolio, and 24.7% of the total loan portfolio at December 31, 2014, an increase of $350.9 million, or 9.0% annualized, with draws on existing construction commitments being a significant contributor. Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses, and other commercial development properties. Synovus' investment properties portfolio is well diversified with no concentration by property type, geography (other than the fact that most of these loans are in Synovus' primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida), or tenants. The investment properties loans are primarily secured by the property being financed by the loans; however, these loans may also be secured by real estate or other assets beyond the property being financed.
1-4 Family Properties Loans
At September 30, 2015, 1-4 family properties loans totaled $1.09 billion, or 15.2% of the total CRE portfolio and 5.0% of the total loan portfolio, compared to $1.13 billion, or 16.4% of the total CRE portfolio and 5.4% of the total loan portfolio at December 31, 2014. 1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Underwriting standards for these types of loans include stricter approval requirements as well as more stringent underwriting standards than current regulatory guidelines. Construction and residential development loans are generally interest-only loans and typically have maturities of three years or less, and 1-4 family rental properties generally have maturities of three to five years, with amortization periods of up to fifteen to twenty years.
Land Acquisition Loans
Total land acquisition loans were $538.1 million at September 30, 2015, or 2.5% of the total loan portfolio, a decline of $47.9 million, or 10.9% annualized, from December 31, 2014. Land acquisition loans are secured by land held for future development, typically in excess of one year. These loans have short-term maturities and are typically unamortized. Land securing these loans is substantially within the Synovus footprint, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). Generally, the maximum loan-to-value at the time of origination or refinancing is aligned with regulatory requirements. Synovus has continued to reduce its exposure to these types of loans.
Retail Loans
Retail loans at September 30, 2015 totaled $4.16 billion, representing 19.0% of the total loan portfolio compared to $3.93 billion, or 18.6% of the total loan portfolio at December 31, 2014, and $3.85 billion, or 18.7% of the total loan portfolio at September 30, 2014. Retail loans increased $225.1 million, or 7.6% annualized, from December 31, 2014 and $304.3 million, or 7.9%, from September 30, 2014, primarily as a result of significant growth in consumer mortgage loans of $194.4 million, or 15.3% annualized, from December 31, 2014 and $266.6 million, or 16.4%, from September 30, 2014.
The retail loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, home equity lines, credit card loans, automobile loans, and other retail loans. The majority of Synovus' retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Substantially all retail loans are to in-market borrowers with no indirect lending products, which increases opportunities for cross-selling. Credit card loans totaled $241.3 million at September 30, 2015, including $57.2 million of commercial credit card loans. The commercial credit card loans relate to Synovus' commercial customers who utilize corporate credit cards for various business activities.

Retail loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores (most recently measured as of June 30, 2015). At June 30, 2015 and December 31, 2014, weighted-average FICO scores within the residential real estate portfolio were 775 and 772, respectively, for HELOCs and 736 and 735, respectively, for consumer mortgages. Conservative debt-to-income ratios (average HELOC debt to income ratio of loans originated) were maintained in the third quarter of 2015 at 30.3% compared to 31.6% in the second quarter of 2015. HELOC utilization rates (total amount outstanding as a percentage of total available lines) of 60.3% and 61.3% at September 30, 2015 and December 31, 2014, respectively, and loan-to-value ratios based upon prudent guidelines were maintained to ensure consistency with Synovus' overall risk philosophy. At September 30, 2015, 34% of home equity line balances were secured by a first lien, and 66% were secured by a second lien. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.
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
Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of the origination date or, if the loan has been refinanced, as of the refinance date, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' retail lending strategy, and Synovus does not currently develop or offer specific higher-risk consumer loans, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of September 30, 2015, it had $119.8 million of higher-risk consumer loans (2.9% of the retail portfolio and 0.6% of the total loan portfolio). Included in this amount is approximately $14 million of accruing TDRs. Synovus makes retail lending decisions based upon a number of key credit risk determinants including FICO scores as well as bankruptcy predictor scores, loan-to-value, and debt-to-income ratios.
Other Real Estate
The carrying value of ORE was $64.3 million, $85.5 million, and $81.6 million at September 30, 2015, December 31, 2014, and September 30, 2014, respectively. As of September 30, 2015, the ORE carrying value reflects cumulative write-downs totaling approximately $75 million, or 54% of the related loans' unpaid principal balance. During the nine months ended September 30, 2015 and 2014, $23.9 million and $35.5 million, respectively, of loans and other loans held for sale were foreclosed and transferred to other real estate at fair value less costs to sell. During the nine months ended September 30, 2015 and 2014, Synovus recognized foreclosed real estate expense, net, of $18.4 million and $18.8 million, respectively. These expenses included write-downs for declines in fair value of ORE subsequent to the date of foreclosure and net realized losses resulting from sales transactions totaling $14.9 million and $16.7 million for the nine months ended September 30, 2015 and 2014, respectively.
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

Composition of Average Deposits
			Three Months Ended
(dollars in thousands)	September 30, 2015	%(1)	June 30, 2015	%(1)	March 31, 2015	%(1)	December 31, 2014	%(1)	September 30, 2014	%(1)
Non-interest bearing demand deposits	$6,541,832	28.6%	$6,436,167	28.7%	$6,108,558	28.3%	$6,110,047	28.6%	$5,824,592	27.8%
Interest bearing demand deposits	3,955,803	17.3	3,919,401	17.4	3,800,476	17.6	3,781,389	17.7	3,722,599	17.8
Money market accounts, excluding brokered deposits	6,893,563	30.2	6,466,610	28.8	6,210,704	28.7	6,009,897	28.2	6,044,138	28.9
Savings deposits	685,813	3.0	675,260	3.0	649,597	3.0	638,813	3.0	645,654	3.1
Time deposits, excluding brokered deposits	3,425,845	15.0	3,412,733	15.2	3,250,892	15.0	3,193,507	15.0	3,206,984	15.3
Brokered deposits	1,357,163	5.9	1,555,931	6.9	1,594,822	7.4	1,602,354	7.5	1,494,620	7.1
Total average deposits	$22,860,019	100.0	$22,466,102	100.0	$21,615,049	100.0	$21,336,007	100.0	$20,938,587	100.0
Average core deposits(2)	$21,502,856	94.1	$20,910,171	93.1	20,020,227	92.6	$19,733,653	92.5	$19,443,967	92.9
Average core deposits excluding average SCM deposits(2)	$19,378,044	84.8%	$18,632,388	82.9%	17,796,034	82.3%	$17,548,896	82.3%	$17,398,150	83.1%

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See reconciliation of “Non-GAAP Financial Measures” in this Report.
During the third quarter of 2015, total average deposits increased $393.9 million, or 7.0% annualized, compared to the second quarter of 2015, and increased $1.92 billion, or 9.2%, compared to the third quarter of 2014. Average core deposits were up $592.7 million, or 11.2% annualized, compared to the previous quarter, and up $2.06 billion, or 10.6%, compared to the third quarter a year ago. Average core deposits excluding average state, county, and municipal (SCM) deposits grew $745.7 million, or 15.9% annualized, over the prior quarter and $1.98 billion, or 11.4%, over the third quarter of 2014. The increase in deposits was largely due to growth in money market and non-interest bearing demand products. Average non-interest bearing demand deposits as a percentage of total average deposits were 28.6% for the three months ended September 30, 2015, compared to 28.7% for the three months ended June 30, 2015, and 27.8% for the three months ended September 30, 2014. See reconciliation of “Non-GAAP Financial Measures” in this Report.
Average time deposits of $100,000 and greater for the three months ended September 30, 2015, June 30, 2015, and September 30, 2014 were $3.22 billion, $3.43 billion, and $3.19 billion respectively, and included average brokered time deposits of $1.14 billion, $1.37 billion, and $1.32 billion, respectively. These larger deposits represented 14.1%, 15.3%, and 15.2% of total average deposits for the three months ended September 30, 2015, June 30, 2015, and September 30, 2014, respectively, and included brokered time deposits which represented 5.0%, 6.1%, and 6.3% of total average deposits for the three months ended September 30, 2015, June 30, 2015, and September 30, 2014, respectively.
During the third quarter of 2015, total average brokered deposits represented 5.9% of Synovus' total average deposits compared to 6.9% and 7.1% of total average deposits the previous quarter and the third quarter a year ago, respectively.
Non-interest Income
Non-interest income for the nine and three months ended September 30, 2015 was $201.7 million and $67.1 million, respectively, up $4.2 million, or 2.1%, and up $3.1 million, or 4.8%, compared to the nine and three months ended September 30, 2014, respectively. Adjusted non-interest income, which excludes net investment securities gains and the prior year net gain of $5.8 million from the Memphis transaction, increased $8.6 million, or 4.5%, for the nine months ended September 30, 2015, compared to the same period a year ago and increased $3.1 million, or 4.8%, for the three months ended September 30, 2015, compared to the same period a year ago. The increase over the prior year was driven primarily by an increase in mortgage banking income. Additionally, most all non-interest income categories reflect growth over the same periods in the prior year, including: service charges on deposit accounts, fiduciary and asset management fees, bankcard fees, and customer swap dealer fees. See reconciliation of "Non-GAAP Financial Measures" in this Report.

The following table shows the principal components of non-interest income.

Non-interest Income	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Service charges on deposit accounts	$59,621	58,610	$20,692	20,159
Fiduciary and asset management fees	34,722	33,536	11,308	11,207
Brokerage revenue	20,978	20,201	6,946	7,281
Mortgage banking income	19,960	13,459	5,965	4,665
Bankcard fees	24,910	24,394	8,334	8,182
Investment securities gains, net	2,710	1,331	—	—
Other fee income	15,371	14,495	5,521	4,704
Gain on sale of Memphis branches, net	—	5,789	—	—
Other non-interest income	23,474	25,740	8,293	7,787
Total non-interest income	$201,746	197,555	$67,059	63,985

Principal Components of Non-interest Income
Service charges on deposit accounts for the nine and three months ended September 30, 2015 were up $1.0 million, or 1.7%, and up $533 thousand, or 2.6%, respectively, compared to the same time periods in 2014. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were $27.5 million and $9.6 million for the nine and three months ended September 30, 2015, respectively, an increase of $1.3 million, or 5.0%, and $85 thousand, or 0.9%, compared to the nine and three months ended September 30, 2014, respectively, due primarily to an increase in overdraft service utilization rates and higher Regulation E opt-in rates (Regulation E limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine and debit card transactions that overdraw a customer's account unless the customer affirmatively consents, or opts-in, to the institution's payment of overdrafts for these transactions). Account analysis fees were $17.4 million and $6.0 million for the nine and three months ended September 30, 2015, respectively, down $109 thousand, or 0.6%, and up $484 thousand, or 8.7%, compared to the nine and three months ended September 30, 2014, respectively. The increase in account analysis fees for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was largely due to fee increases to align more closely with market rates. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, for the nine and three months ended September 30, 2015 were $14.7 million and $5.0 million, respectively, down $184 thousand, or 1.2%, and $35 thousand, or 0.7%, compared to the same periods in 2014, respectively, with more retail customers meeting requirements to qualify for fee waivers on checking products.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management, and financial planning services. Fiduciary and asset management fees were $34.7 million and $11.3 million for the nine and three months ended September 30, 2015, respectively, an increase of $1.2 million, or 3.5%, and $101 thousand, or 0.9%, respectively, compared to the same periods in 2014, due to new talent acquisition in strategic markets and an increase in assets-under-management of 3.0% from a year ago.
Brokerage revenue, which consists primarily of brokerage commissions, was $21.0 million and $6.9 million for the nine and three months ended September 30, 2015, respectively. Compared to the nine and three months ended September 30, 2014, brokerage revenue was up $777 thousand, or 3.8%, and down $335 thousand, or 4.6%, respectively. The year-over-year increase was largely due to the unfavorable impact of severe winter weather on transactions during the first quarter of 2014. Additionally, the increase was driven by talent acquisition of commission-based financial consultants and brokers and a favorable increase in customer fee-based assets-under-management.
Mortgage banking income increased $6.5 million, or 48.3%, and increased $1.3 million, or 27.9%, for the nine and three months ended September 30, 2015, respectively, when compared to the same periods in 2014, due primarily to an increase in mortgage production which was driven by the rate environment, talent acquisitions, investments in key markets, and enhanced product offerings. For the fourth quarter of 2015, Synovus currently expects a decline in mortgage banking income from third quarter 2015 levels of approximately 20% reflecting seasonally lower volumes as well as a greater portion being allocated to portfolio mortgages.
Bankcard fees increased $516 thousand, or 2.1%, for the nine months ended September 30, 2015, compared to the same period in 2014, and for the three months ended September 30, 2015, bankcard fees increased by $152 thousand, or 1.9%, compared to the three months ended September 30, 2014. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $12.4 million, up $116 thousand, or 0.9%, and $4.2 million, up $43 thousand, or 1.1%, for the nine and three months ended September 30, 2015, respectively, compared to the same periods in 2014. Credit card interchange fees were $17.3 million, up $512 thousand, or 3.0%, and $5.8 million, down $22 thousand, or 0.4%, for the nine and three months ended September 30, 2015, respectively, compared to the same periods in 2014.
Other fee income includes fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for automated teller machine use, customer swap dealer fees, and other service charges. Other fee income increased $876 thousand, or 6.0%, for the nine months ended September 30, 2015, compared to the same period in 2014 and increased $817 thousand, or 17.4%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014 due primarily to an increase in customer swap dealer fees and fees on unused lines of credit.
The 2014 gain on sale of Memphis branches consists of a gain, net of associated costs, from the sale of certain loans, premises, deposits, and other assets and liabilities of the Memphis, Tennessee operations of Trust One Bank, a division of Synovus Bank on January 17, 2014. Please see "Note 3 - Sale of Branches" of this Report for further explanation of this transaction.
The main components of other non-interest income are income from company-owned life insurance policies, gains from sales of SBA loans, insurance commissions, card sponsorship fees, and other miscellaneous items. Gains from sales of SBA loans totaled $4.0 million during the nine months ended September 30, 2015, up $922 thousand compared to the same period in 2014.
Non-interest Expense
Non-interest expense for the nine and three months ended September 30, 2015 declined $25.5 million, or 4.6%, and $15.8 million, or 8.2%, respectively, compared to the same periods in 2014. Adjusted non-interest expense for the nine and three months ended September 30, 2015, which excludes litigation contingency/settlement expense, restructuring charges, credit costs, and Visa indemnification charges, increased $1.1 million, or 0.2%, and $3.4 million, or 2.0%, respectively, compared to the same periods in 2014. Professional fees for the three months ended September 30, 2014 were impacted by a $3.6 million net insurance recovery for incurred legal fees related to litigation. See "Non-GAAP Financial Measures" in this Report for applicable reconciliation.
The following table summarizes the components of non-interest expense for the nine and three months ended September 30, 2015 and 2014.

Non-interest Expense
	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Salaries and other personnel expense	$285,394	279,855	$94,341	93,870
Net occupancy and equipment expense	79,650	79,436	26,937	26,956
Third-party processing expense	31,858	29,604	10,844	10,044
FDIC insurance and other regulatory fees	20,315	25,369	6,591	7,839
Professional fees	18,382	18,427	6,371	2,526
Advertising expense	11,797	15,935	5,488	7,177
Foreclosed real estate expense, net	18,350	18,818	4,503	9,074
Visa indemnification charges	1,092	2,731	363	1,979
Restructuring charges, net	(33)	17,101	69	809
Other operating expenses	67,816	72,839	22,400	33,475
Total non-interest expense	$534,621	560,115	$177,907	193,749

Salaries and other personnel expenses increased $5.5 million, or 2.0%, and $471 thousand, or 0.5%, for the nine and three months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to additional variable compensation from higher mortgage and brokerage revenue, annual merit increases, and higher incentive compensation. These increases were somewhat offset by the decrease in salaries and other personnel expense resulting from the decline of 139, or 3.0%, in total headcount at September 30, 2015 vs. September 30, 2014. The decline in headcount was driven primarily by the elimination of positions during 2014 in connection with branch closings, further refinement of our branch staffing model, and other efficiency initiatives.
Net occupancy and equipment expense was up slightly by $214 thousand and down slightly by $19 thousand for the nine and three months ended September 30, 2015, respectively, compared to the same periods in 2014. Synovus continues to invest in technology and rationalize its branch network which has declined to 258 branches at September 30, 2015 from 271 branches at September 30, 2014. During the third quarter of 2015, 13.4% of all retail deposits were performed through a non-branch channel (ATM or mobile capture). This transaction migration has contributed to an overall 9% decrease in teller staffing compared to a year ago and also supported the reduction of 13 branches in the fourth quarter of last year. During the second quarter of this year, Synovus relocated a branch and opened its first new branch prototype in Nashville with a second opening in Sarasota in October and a third opening in Jacksonville during early 2016. These branches are smaller in size, reduce barriers between Synovus' customers and bankers, and come equipped with more self-serve and convenient banker-assisted technology.
Third-party processing expense includes all third-party core operating system and processing charges. Third-party processing expense increased $2.3 million, or 7.6%, and $800 thousand, or 8.0%, for the nine and three months ended September 30, 2015, respectively, compared to the same periods in 2014 driven by investments in technology.
FDIC insurance costs and other regulatory fees declined $5.1 million, or 19.9%, and $1.2 million, or 15.9%, for the nine and three months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily due to significant improvement in credit metrics included in the FDIC assessment scorecard with declines of 31.6% and 41.2% in NPAs and accruing TDRs, respectively, at September 30, 2015 compared to September 30, 2014.
Professional fees for the nine months ended September 30, 2015 are flat to the same period in 2014. For the three months ended September 30, 2015, professional fees are up $3.8 million compared to the same period in 2014 due primarily to a $3.6 million net insurance recovery for incurred legal fees related to litigation included in the three months ended September 30, 2014.
Advertising expense was $11.8 million and $5.5 million for the nine and three months ended September 30, 2015, respectively, compared to $15.9 million and $7.2 million for the nine and three months ended September 30, 2014, respectively. Advertising expense during 2015 has primarily related to Synovus' retail deposit account acquisition campaign and brand capability advertising. Advertising expense during 2014 related primarily to an advertising campaign that included brand and capability awareness in key markets throughout the Synovus footprint.
Foreclosed real estate costs were down $468 thousand, or 2.5%, and $4.6 million, or 50.4%, for the nine and three months ended September 30, 2015, respectively, compared to the same periods in 2014 with a decline of $17.3 million in other real estate at September 30, 2015 from September 30, 2014. For further discussion of foreclosed real estate, see the section captioned “Other Real Estate” of this Report.
Other operating expenses include litigation contingency/settlement expenses of $4.4 million for the nine months ended September 30, 2015 and $12.3 million for the nine and three months ended September 30, 2014.
Management currently expects that adjusted non-interest expense for the year ending December 31, 2015 will be approximately the same as in 2014 ($675 million). See "Non-GAAP Financial Measures" in Synovus' 2014 Form 10-K for applicable reconciliation.
Income Tax Expense
Income tax expense was $100.1 million and $36.1 million for the nine and three months ended September 30, 2015, respectively, compared to $81.6 million and $25.9 million for the nine and three months ended September 30, 2014, respectively. The effective tax rate was 37.4% and 36.5% for the nine months ended September 30, 2015 and September 30, 2014, respectively. For the three months ended September 30, 2015 and 2014, the effective tax rate was 38.4% and 36.6%, respectively. The increase in the effective tax rate for the three months ended September 30, 2015 as compared to prior periods was primarily due to an increase in the valuation allowance for state tax credits expected to expire before they can be utilized. Synovus calculated the provision for income taxes for the nine and three months ended September 30, 2015 and September 30, 2014 by applying the estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete items that occurred during the period. The actual effective income tax rate in future periods could be affected by items that are infrequent in nature, such as new legislation and changes in the deferred tax asset valuation allowance. Synovus currently expects an annual effective tax rate of approximately 36%-37% for the full year 2015.
At September 30, 2015, the net deferred tax asset was $526.5 million, compared to $622.5 million at December 31, 2014. The decrease in the net deferred tax asset is primarily driven by the continued generation of taxable income.

CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the credit quality of its loan portfolio and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. Credit quality continued to improve during the third quarter of 2015 with non-performing assets declining by 7.5% sequentially to an ending non-performing assets ratio of 1.01%. Also past dues remained at low levels. Net charge-off ratio was 0.12%, compared to 0.10% in the second quarter of 2015. The non-performing loans ratio continued to decline, ending the quarter at 0.72%.
The table below includes selected credit quality metrics.

Credit Quality Metrics	As of and for the Three Months Ended,
(dollars in thousands)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Provision for loan losses	$2,956	$6,636	$4,397	8,193	3,843
Other credit costs	7,344	6,175	11,273	8,213	11,858
Total credit costs	$10,300	$12,811	$15,670	16,406	15,701
Non-performing loans	157,640	173,638	194,232	197,757	242,382
Impaired loans held for sale(1)	—	—	1,082	3,606	338
Other real estate	64,346	66,449	74,791	85,472	81,636
Non-performing assets	$221,986	$240,087	$270,105	286,835	324,356
Non-performing loans as a % of total loans	0.72%	0.81	0.92	0.94	1.18
Non-performing assets as a % of total loans, other loans held for sale, and ORE	1.01%	1.11	1.28	1.35	1.57
NPL inflows	$25,572	21,397	26,059	32,630	32,988
Loans 90 days past due and still accruing	2,998	4,832	5,025	4,637	4,067
As a % of total loans	0.01%	0.02	0.02	0.02	0.02
Total past due loans and still accruing	$39,350	50,860	57,443	51,251	72,712
As a % of total loans	0.18%	0.24	0.27	0.24	0.35
Net charge-offs	$6,758	5,306	12,343	16,252	12,250
Net charge-offs/average loans	0.12%	0.10	0.23	0.31	0.24
Allowance for loan losses	$250,900	254,702	253,371	261,317	269,376
Allowance for loan losses as a % of total loans	1.15%	1.18	1.20	1.24	1.31

(1) Represent only impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value, less costs to sell, based primarily on estimated sales proceeds net of selling costs.
Total credit costs
Total credit costs (provision for loan losses plus other credit costs which consist primarily of foreclosed real estate expense, net) for the quarters ended September 30, 2015 and September 30, 2014 were $10.3 million and $15.7 million, respectively, including provision for loan losses of $3.0 million and $3.8 million, respectively, and expenses related to foreclosed real estate of $4.5 million and $9.1 million, respectively. Total credit costs improved 19.6% on a sequential quarter basis and improved 34.4% from the third quarter of 2014.

Non-performing Assets
Total NPAs were $222.0 million at September 30, 2015, a $64.9 million, or 22.6%, decrease from December 31, 2014 and a $102.4 million, or 31.6%, decrease from $324.4 million at September 30, 2014. The year-over-year decline in non-performing assets was primarily driven by significant balance reductions in legacy non-performing assets, a continued decline in NPL inflows, as well as asset dispositions. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate were 1.01% at September 30, 2015 compared to 1.35% at December 31, 2014, and 1.57% at September 30, 2014. Synovus currently expects that NPAs will continue to decline at a modest pace for the remainder of 2015.

NPL Inflows by Loan Type
	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Investment properties	$3,922	7,601	$242	2,475
1-4 family properties	3,999	15,311	1,025	10,085
Land acquisition	3,722	6,891	3,352	350
Total commercial real estate	11,643	29,803	4,619	12,910
Commercial, financial and agricultural	29,855	26,714	12,823	7,038
Owner-occupied	13,552	16,674	2,687	4,486
Total commercial and industrial	43,407	43,388	15,510	11,524
Home equity lines	6,834	8,490	1,365	3,700
Consumer mortgages	10,269	18,631	3,796	3,842
Credit cards	—	—	—	—
Other retail loans	875	2,457	282	1,012
Total retail	17,978	29,578	5,443	8,554
Total NPL inflows	$73,028	102,769	$25,572	32,988

Past Due Loans
As a percentage of total loans outstanding, loans 90 days past due and still accruing interest continue to be at very low levels and were 0.01% at September 30, 2015 and 0.02% at December 31, 2014, and September 30, 2014. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments.

Troubled Debt Restructurings
Accruing TDRs were $240.4 million at September 30, 2015, compared to $348.4 million at December 31, 2014 and $408.7 million at September 30, 2014. Accruing TDRs declined $108.1 million, or 31.01%, from December 31, 2014 and $168.4 million, or 41.2%, from a year ago primarily due to lower TDR inflows as well as fewer TDRs having to retain the TDR designation upon subsequent renewal, refinance, or modification. At September 30, 2015, the allowance for loan losses allocated to these accruing TDRs was $16.2 million compared to $21.0 million at December 31, 2014 and $22.7 million at September 30, 2014. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At both September 30, 2015 and December 31, 2014, approximately 99% of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have declined significantly to four defaults with a recorded investment of $593 thousand for the nine months ended September 30, 2015 compared to twelve defaults with a recorded investment of $3.4 million for the nine months ended September 30, 2014.
At September 30, 2015, 43.3%, or $104.2 million, of accruing TDRs were graded as Pass (33.9%) or Special Mention (9.5%) loans. At September 30, 2015, troubled debt restructurings (accruing and non-accruing) were $279.1 million, a decrease of $144 million, or 34.0%, compared to December 31, 2014.

Accruing TDRs by Risk Grade	September 30, 2015		December 31, 2014
(dollars in thousands)	Amount	%	Amount	%
Pass	$81,447	33.9%	$86,354	24.8%
Special Mention	22,719	9.5	65,446	18.8
Substandard accruing	136,204	56.7	196,627	56.4
Total accruing TDRs	$240,370	100.0%	$348,427	100.0%

Accruing TDRs Aging and Allowance for Loan Losses by Portfolio Class
	September 30, 2015
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$80,457	—	—	80,457	9,811
1-4 family properties	25,076	—	—	25,076	2,258
Land acquisition	22,156	—	—	22,156	773
Total commercial real estate	127,689	—	—	127,689	12,842
Commercial, financial and agricultural	27,053	519	—	27,572	815
Owner-occupied	48,058	—	—	48,058	1,893
Total commercial and industrial	75,111	519	—	75,630	2,708
Home equity lines	9,600	209	—	9,809	155
Consumer mortgages	21,166	1,163	—	22,329	468
Credit cards	—	—	—	—	—
Other retail loans	4,633	263	16	4,912	72
Total retail	35,399	1,635	16	37,050	695
Total accruing TDRs	$238,199	2,154	16	240,369	16,245

	December 31, 2014
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$109,436	—	—	109,436	5,294
1-4 family properties	39,655	—	—	39,655	6,838
Land acquisition	43,696	—	—	43,696	2,815
Total commercial real estate	192,787	—	—	192,787	14,947
Commercial, financial and agricultural	46,995	197	—	47,192	2,373
Owner-occupied	66,463	548	—	67,011	2,854
Total commercial and industrial	113,458	745	—	114,203	5,227
Home equity lines	4,657	191	—	4,848	129
Consumer mortgages	28,714	2,164	418	31,296	592
Credit cards	—	—	—	—	—
Other retail loans	5,095	180	18	5,293	101
Total retail	38,466	2,535	436	41,437	822
Total accruing TDRs	$344,711	3,280	436	348,427	20,996

Non-accruing TDRs may generally be returned to accrual status if there has been a period of performance, consisting usually of at least a six month sustained period of repayment performance in accordance with the terms of the agreement. Consistent with regulatory guidance, a TDR will generally no longer be reported as a TDR after a period of performance which is generally a minimum of six months and after the loan has been reported as a TDR at a year-end reporting date, and if at the time of the modification, the interest rate was at market, considering the credit risk associated with the borrower. Non-accruing TDRs were $38.7 million at September 30, 2015 compared to $74.6 million at December 31, 2014, a decrease of $35.9 million, or 48.2%, primarily due to principal reductions.

Non-accruing TDRs by Type
(in thousands)	September 30, 2015	December 31, 2014
Investment properties	$8,148	$15,922
1-4 family properties	3,809	7,523
Land acquisition	10,400	24,037
Total commercial real estate	22,357	47,482
Commercial, financial and agricultural	10,246	7,478
Owner-occupied	1,346	14,427
Total commercial and industrial	11,592	21,905
Home equity lines	705	893
Consumer mortgages	4,012	4,256
Credit cards	—	—
Other retail loans	18	66
Total retail	4,735	5,215
Total non-accruing TDRs	$38,684	$74,602

Potential Problem Loans
Potential problem loans are defined by management as being certain performing loans with a well-defined weakness where there is known information about possible credit problems of borrowers which causes management to have concerns about the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of commercial Substandard accruing loans but exclude loans 90 days past due and still accruing interest and accruing TDRs classified as Substandard. Synovus had $205.7 million of potential problem commercial loans at September 30, 2015 compared to $222.5 million and $223.1 million at December 31, 2014 and September 30, 2014, respectively. Synovus cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.

Net Charge-offs
Net charge-offs for the nine months ended September 30, 2015 were $24.4 million, or 0.15% as a percentage of average loans annualized, a decrease of $38.4 million, or 61.1%, compared to $62.8 million, or 0.41%, as a percentage of average loans annualized for the nine months ended September 30, 2014. The decline in net charge-offs was driven by a decline in NPL inflows, lower impairment charge-offs on existing collateral dependent impaired loans, and lower charges on the resolution and disposition of distressed loans. The net charge-off ratio for 2015 is expected to be below the previously guided range of 30 to 40 basis points due to the continued significant credit improvements.
The following tables show net charge-offs by loan type for the nine and three months ended September 30, 2015 and 2014.

Net Charge-offs (Recoveries) by Loan Type
	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Investment properties	$(664)	$10,159	$(829)	$1,265
1-4 family properties	3,423	3,144	472	1,455
Land acquisition	(1,140)	19,518	(1,940)	(586)
Total commercial real estate	1,619	32,821	(2,297)	2,134
Commercial, financial and agricultural	6,768	11,406	3,639	4,765
Owner-occupied	4,875	5,929	2,500	1,284
Total commercial and industrial	11,643	17,335	6,139	6,049
Home equity lines	2,085	4,226	780	979
Consumer mortgages	5,043	3,212	604	1,243
Credit cards	3,102	3,585	1,188	1,063
Other retail loans	915	1,625	344	782
Total retail	11,145	12,648	2,916	4,067
Total net charge-offs	$24,407	$62,804	$6,758	$12,250

Provision for Loan Losses and Allowance for Loan Losses
For the nine months ended September 30, 2015, the provision for loan losses was $14.0 million, a decrease of $11.6 million, or 45.4%, compared to the nine months ended September 30, 2014. The decrease in the provision for loan losses was primarily a result of continued improvement in credit quality trends, including:

•	Reduced net loan charge-offs by $38.4 million, or 61.1%, from $62.8 million for the nine months ended September 30, 2014 to $24.4 million for the nine months ended September 30, 2015;

•	Reduced NPL inflows by $29.7 million, or 28.9%, from $102.8 million for the nine months ended September 30, 2014 to $73.0 million for the nine months ended September 30, 2015;

•	Reduced loans rated Special Mention by $197.3 million, or 30.2%, from $652.2 million at September 30, 2014 to $454.9 million at September 30, 2015;

•	Reduced loans rated Substandard accruing by $114.6 million, or 24.3%, from $472.4 million at September 30, 2014 to $357.8 million at September 30, 2015; and

•	Pass rated loans as a percentage of total loans were 95.5% at September 30, 2015 compared to 93.4% at September 30, 2014.
The allowance for loan losses at September 30, 2015 was $250.9 million, or 1.15% of total loans, compared to $261.3 million, or 1.24% of total loans, at December 31, 2014 and $269.4 million, or 1.31% of total loans, at September 30, 2014. The decrease in the allowance for loan losses is primarily due to continued improvement in credit quality trends, which includes lower NPL levels as well as reduced NPL inflows and net charge-offs, improved risk grade migration trends, and stable collateral values.
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
At September 30, 2015, Synovus' and Synovus Bank's capital levels each exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Capital Ratios
(dollars in thousands)	September 30, 2015	December 31, 2014
Capital rules in effect:	Basel III	Basel I

Tier 1 capital
Synovus Financial Corp.	$2,637,462	2,543,625
Synovus Bank	3,093,551	2,988,189
Common equity Tier 1 capital (transitional)
Synovus Financial Corp.	2,637,462	N/A
Synovus Bank	3,093,551	N/A
Tier 1 common equity(1)
Synovus Financial Corp.	N/A	2,407,645
Total risk-based capital
Synovus Financial Corp.	2,990,099	2,987,406
Synovus Bank	$3,346,269	3,251,836
Tier 1 capital ratio
Synovus Financial Corp.	10.60%	10.86
Synovus Bank	12.46	12.76
Common equity Tier 1 ratio (transitional)
Synovus Financial Corp.	10.60	N/A
Synovus Bank	12.46	N/A
Tier 1 common equity ratio(1)
Synovus Financial Corp.	N/A	10.28
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.02	12.75
Synovus Bank	13.48	13.89
Leverage ratio
Synovus Financial Corp.	9.45	9.67
Synovus Bank	11.10	11.39
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	10.18	10.69

(1) See reconciliation of “Non-GAAP Financial Measures” in this Report.

During the third quarter of 2015, Synovus completed its existing $250 million share repurchase program which was announced on October 21, 2014 and expired on October 23, 2015. As of September 30, 2015, Synovus had repurchased a total of $250.0 million, or 9.1 million shares, of common stock through a combination of share repurchases under the accelerated share repurchase (ASR) agreement described below and open market transactions. Synovus entered into the ASR agreement during October 2014 to purchase $75.0 million of Synovus common stock under the share repurchase program. As of December 31, 2014, Synovus had repurchased 2.5 million shares of common stock under the ASR agreement. During January 2015, Synovus repurchased 392 thousand shares upon completion of the ASR agreement. Additionally, from October 2014 through September 30, 2015, Synovus repurchased $175.0 million, or 6.2 million shares, of common stock through open market transactions, including $161.9 million, or 5.7 million shares, of common stock repurchased during the nine months ended September 30, 2015.
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
As of September 30, 2015, total disallowed deferred tax assets were $357.0 million or 1.44% of risk-weighted assets, compared to $384.0 million or 1.57% of risk-weighted assets at June 30, 2015, and compared to $492.2 million or 2.10% of risk weighted assets at December 31, 2014. Disallowed deferred tax assets for the new Basel III ratio, CET1, were $231.3 million at September 30, 2015, compared to $258.2 million at June 30, 2015 due to a three-year phase-in of the total disallowed deferred tax asset for the CET1 capital measure. Basel III revised the deferred tax asset limitation criteria effective January 1, 2015 and now includes the component of deferred tax assets arising from temporary timing differences in regulatory capital up to certain levels of CET1. Thus, the disallowed portion of deferred tax assets, under Basel III, is comprised of net operating loss carryforwards and tax credit carryforwards. Under Basel I, there were limitations on the inclusion of deferred tax assets for regulatory capital based on Tier 1 capital levels and projected future earnings. The treatment of deferred tax assets under Basel III had an initial favorable impact on Synovus' regulatory capital ratios. Synovus' deferred tax asset is projected to continue to decline, thus creating additional regulatory capital in future periods.
Synovus' CET1 ratio was 10.60% at September 30, 2015 under Basel III transitional provisions and the estimated fully phased-in CET1 ratio, as of September 30, 2015 was 9.98%, both of which are well in excess of the regulatory requirements prescribed by Basel III.
Management currently believes, based on internal capital analyses and earnings projections, that Synovus and Synovus Bank's capital position is adequate to meet current and future regulatory minimum capital requirements.
Dividends
Synovus has historically paid a quarterly cash dividend to the holders of its common stock. Management and the Board of Directors closely monitor current and projected capital levels, liquidity (including dividends from subsidiaries), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends. During October 2014, Synovus increased the quarterly common stock dividend from $0.07 to $0.10 per share, effective with the quarterly dividend paid in January 2015. Additionally, during the third quarter of 2015, the Board of Directors approved a 20% increase in the quarterly common stock dividend to $0.12 per share. The dividend increase will be effective with the quarterly dividend payable in January 2016.
Synovus' ability to pay dividends on its capital stock, including the common stock and the Series C Preferred Stock, is primarily dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities, as further discussed below in the section titled "Liquidity." During the nine months ended September 30, 2015 and the year ended December 31, 2014, Synovus Bank paid upstream dividends to Synovus of $200.0 million and $182.0 million, respectively.
    Synovus declared dividends of $0.30 per common share for the nine months ended September 30, 2015 and $0.21 for the nine months ended September 30, 2014. In addition to dividends paid on its common stock, Synovus paid dividends of $7.7 million on its Series C Preferred Stock during both the nine months ended September 30, 2015 and September 30, 2014.
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
Synovus Bank also generates liquidity through the national deposit markets through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At September 30, 2015, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company for various operating needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our common stock and preferred stock, and payment of general corporate expenses. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and FDIC. During 2014, Synovus Bank paid upstream dividends totaling $182.0 million to Synovus Financial Corp. During the nine months ended September 30, 2015, Synovus Bank paid upstream dividends of $200.0 million to Synovus. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, GA DBF rules and related statutes contain additional restrictions on payments of dividends by Synovus Bank. In particular, the Georgia Financial Institutions Code contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings without the approval of the GA DBF. As a result of this restriction, Synovus Bank is currently required to seek approval from the GA DBF to pay dividends to Synovus.
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
Earning Assets and Sources of Funds
Average total assets for the nine months ended September 30, 2015 increased $1.49 billion, or 5.6%, to $27.92 billion as compared to $26.43 billion for the first nine months of 2014. Average earning assets increased $1.62 billion, or 6.7%, in the first nine months of 2015 compared to the same period in 2014 and represented 92.4% of average total assets at September 30, 2015, as compared to 91.5% at September 30, 2014. The increase in average earning assets resulted from a $1.09 billion increase in average loans, net, and a $447.9 million increase in federal funds sold, due from Federal Reserve Bank, and other short-term investments. Average non-interest bearing demand deposits increased $653.7 million, or 11.4%, to $6.36 billion for the first nine months of 2015 compared to the same period in 2014. Average interest bearing liabilities increased $858.3 million, or 4.9%, to $18.33 billion for the first nine months of 2015 compared to the same period in 2014. The increase in interest bearing liabilities was driven by a $474.6 million increase in money market deposit accounts (excluding brokered deposits), a $141.7 million increase in time deposits greater than $100,000 and a $116.0 million increase in brokered time deposits.
Net interest income for the nine months ended September 30, 2015 was $614.7 million, an increase of $2.9 million, or 0.47%, compared to $611.8 million for the nine months ended September 30, 2014.
The net interest margin for the nine months ended September 30, 2015 was 3.19%, down 20 bps from 3.39% for the nine months ended September 30, 2014. Earning asset yields decreased by 19 bps compared to the nine months ended September 30, 2014 while the effective cost of funds increased by 1 bp. The primary factor negatively impacting earning asset yields was a 17 bp decline in loan yields.
On a sequential quarter basis, net interest income increased by $4.1 million and the net interest margin decreased by 1 bp to 3.14%. The increase in net interest income for the third quarter was due to one additional calendar day in the quarter and a $343.2 million increase in average loans, net. Yields on earning assets decreased by 1 bp while the effective cost of funds remained flat.

The primary factor negatively impacting earning asset yields was a 4 bp decline in loan yields. This decline was mostly offset by lower balances held at the Federal Reserve Bank.
Current expectations are for the net interest margin to be flat to slightly down in the fourth quarter of 2015 from the third quarter level.
Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Average Balances, Interest, and Yields	2015			2014
(dollars in thousands) (yields and rates annualized)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Interest Earning Assets:
Taxable investment securities (1)	$3,380,543	3,165,513	2,998,597	3,027,769	3,035,940
Yield	1.76%	1.79	1.85	1.85	1.84
Tax-exempt investment securities(1)(3)	$4,509	4,595	4,967	5,030	5,168
Yield (taxable equivalent) (3)	6.21%	6.15	6.21	6.19	6.21
Trading account assets	$7,278	12,564	14,188	12,879	16,818
Yield	1.84%	3.72	3.02	3.08	2.52
Commercial loans(2)(3)	$17,522,735	17,297,130	17,176,641	16,956,294	16,603,287
Yield	3.99%	4.01	4.06	4.09	4.17
Consumer loans(2)	$4,105,639	3,986,151	3,929,188	3,895,397	3,814,160
Yield	4.31%	4.37	4.45	4.42	4.44
Allowance for loan losses	$(256,102)	(254,177)	(257,167)	(268,659)	(274,698)
Loans, net (2)	$21,372,272	21,029,104	20,848,662	20,583,032	20,142,749
Yield	4.10%	4.14	4.19	4.22	4.29
Mortgage loans held for sale	$69,438	90,419	64,507	60,892	70,766
Yield	3.82%	3.39	3.92	3.84	3.96
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$1,380,686	1,590,114	1,123,250	898,871	974,363
Yield	0.24%	0.24	0.24	0.23	0.23
Federal Home Loan Bank and Federal Reserve Bank Stock(4)	$71,852	76,091	80,813	75,547	78,131
Yield	4.71%	4.57	3.90	4.53	3.57
Total interest earning assets	$26,286,578	25,968,400	25,134,984	24,664,020	24,323,935
Yield	3.60%	3.61	3.73	3.78	3.81
Interest Bearing Liabilities:
Interest bearing demand deposits	$3,955,803	3,919,401	3,800,476	3,781,389	3,722,599
Rate	0.18%	0.18	0.19	0.19	0.19
Money Market accounts	$6,893,563	6,466,610	6,210,704	6,009,897	6,044,138
Rate	0.36%	0.35	0.32	0.29	0.29
Savings deposits	$685,813	675,260	649,597	638,813	645,654
Rate	0.06%	0.06	0.05	0.07	0.07
Time deposits under $100,000	$1,338,994	1,351,299	1,324,513	1,315,905	1,335,848
Rate	0.66%	0.68	0.61	0.57	0.56
Time deposits over $100,000	$2,086,851	2,061,434	1,926,380	1,877,602	1,871,136
Rate	0.88%	0.88	0.80	0.76	0.75
Brokered money market accounts	$221,817	185,909	181,754	191,103	174,538
Rate	0.31%	0.31	0.30	0.28	0.27
Brokered time deposits	$1,135,346	1,370,022	1,413,068	1,411,252	1,320,082
Rate	0.71%	0.67	0.63	0.58	0.52
Total interest bearing deposits	$16,318,187	16,029,935	15,506,492	15,225,961	15,113,995
Rate	0.42%	0.42	0.39	0.36	0.35
Federal funds purchased and other short-term liabilities	$207,894	232,531	222,658	186,993	171,429
Rate	0.09%	0.08	0.08	0.07	0.08
Long-term debt	$2,073,185	2,173,595	2,207,215	2,084,636	2,142,705

Rate	2.46%	2.39	2.41	2.55	2.54
Total interest bearing liabilities	$18,599,266	18,436,061	17,936,365	17,497,590	17,428,129
Rate	0.65%	0.65	0.63	0.62	0.62
Non-interest bearing demand deposits	$6,541,832	6,436,167	6,108,558	6,110,047	5,824,592
Effective cost of funds	0.46%	0.46	0.45	0.44	0.44
Net interest margin	3.14%	3.15%	3.28	3.34	3.37
Taxable equivalent adjustment (3)	$315	330	349	372	408

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

Net Interest Income and Rate/Volume Analysis
The following tables set forth the major components of net interest income and the related annualized yields and rates for the nine months ended September 30, 2015 and 2014, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Nine Months Ended September 30,						2015 Compared to 2014
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2015	2014	2015	2014	2015	2014	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$3,182,950	3,102,518	$42,901	43,598	1.80%	1.87	$1,125	(1,822)	$(697)
Tax-exempt investment securities(2)	4,689	5,785	218	270	6.19	6.23	(51)	(1)	(52)
Total investment securities	3,187,639	3,108,303	43,119	43,868	1.80	1.88	1,074	(1,823)	(749)
Trading account assets	11,318	17,712	258	357	3.03	2.69	(129)	30	(99)
Taxable loans, net(1)	21,266,232	20,193,398	651,103	642,140	4.09	4.25	34,103	(25,140)	8,963
Tax-exempt loans, net(1)(2)	74,843	96,614	2,622	3,465	4.68	4.79	(780)	(63)	(843)
Allowance for loan losses	(255,812)	(291,580)
Loans, net	21,085,263	19,998,432	653,725	645,605	4.15	4.32	33,323	(25,203)	8,120
Mortgage loans held for sale	74,806	56,498	2,060	1,719	3.67	4.06	556	(215)	341
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	1,365,627	917,703	2,476	1,596	0.24	0.23	737	143	880
Federal Home Loan Bank and Federal Reserve Bank stock	76,219	78,946	2,503	2,150	4.38	3.63	(74)	427	353
Total interest earning assets	$25,800,872	24,177,594	$704,141	695,295	3.65%	3.84	$35,487	(26,641)	$8,846
Cash and due from banks	410,417	404,077
Premises and equipment, net	451,092	466,561
Other real estate	74,230	107,829
Other assets(3)	1,182,989	1,270,850
Total assets	$27,919,600	26,426,911

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$3,892,462	3,810,143	$5,327	5,334	0.18%	0.19	$117	(124)	$(7)
Money market accounts	6,722,767	6,240,247	17,272	14,155	0.34	0.30	1,083	2,034	3,117
Savings deposits	670,356	635,678	279	413	0.06	0.09	23	(157)	(134)
Time deposits	4,668,925	4,447,188	25,981	21,344	0.74	0.64	1,061	3,576	4,637
Federal funds purchased and securities sold under repurchase agreements	220,973	201,823	134	186	0.08	0.12	17	(69)	(52)
Long-term debt	2,150,841	2,132,988	39,457	40,728	2.45	2.55	340	(1,611)	(1,271)
Total interest-bearing liabilities	$18,326,324	17,468,067	$88,450	82,160	0.64	0.63	$2,641	3,649	$6,290
Non-interest bearing deposits	6,363,773	5,710,043
Other liabilities	210,649	228,321
Shareholders' equity	3,018,854	3,020,480
Total liabilities and equity	$27,919,600	26,426,911
Net interest income/margin			615,691	613,135	3.19%	3.39	$32,846	(30,290)	$2,556
Taxable equivalent adjustment			993	1,306
Net interest income, actual			$614,698	611,829

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2015 - $22.7 million, 2014 - $21.4 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35% in adjusting interest on tax-exempt loans and investment securities to a taxable-
equivalent basis.
(3) Includes average net unrealized gains (losses) on investment securities available for sale of $20.8 million and $2.2 million for the nine months ended September 30, 2015 and
2014, respectively.

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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25% and the current prime rate of 3.25%. Due to the targeted federal funds rate being at or near 0% at this time, only rising rate scenarios have been modeled. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. Synovus continues to maintain a modestly asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at September 30, 2015, with comparable information for December 31, 2014.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

Change in Short-term Interest Rates (in basis points)	September 30, 2015	December 31, 2014
+200	7.2%	6.7%
+100	4.7%	4.3%
Flat	—%	—%

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

	As of September 30, 2015
Change in Short-term Interest Rates (in basis points)	Base Scenario	15% Increase in Average Repricing Beta
+200	7.2%	5.6%
+100	4.7%	3.8%

The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter term time horizon. Synovus also evaluates potential longer term interest rate risk through modeling and evaluation of economic value of equity (EVE). Simulation modeling is utilized to measure the economic value of equity and its sensitivity to immediate changes in interest rates. These simulations value only the current balance sheet and do not incorporate growth assumptions used in the net interest income simulation. The economic value of equity is the net fair value of assets, liabilities, and off-balance sheet financial instruments derived from the present value of future cash flows discounted at current market interest rates. From this baseline valuation, Synovus evaluates changes in the value of each of these items in various interest rate scenarios to determine the net impact on the economic value of equity. As illustrated in the table below, the economic value of equity model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 4.3% and 6.0%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively.

	Estimated Change in EVE
Immediate Change in Interest Rates (in basis points)	September 30, 2015	December 31, 2014
+200	6.0%	6.7%
+100	4.3%	4.4%

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
The FASB has already issued proposals to amend certain aspects of the standard related to licenses of intellectual property and identifying performance obligations, and guidance on whether an entity is a principal or an agent and should report revenue gross or net. The FASB has also directed its staff to draft a proposal to amend the guidance on the collectability criterion, the definition of a completed contract at transition, and practical expedients to ease transition and other clarifications.
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
ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 was issued to add SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. In this announcement, the SEC Staff noted that given the absence of authoritative guidance within ASU 2015-03 for the presentation of debt issuance costs related to line-of-credit arrangements, they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.
As noted above, ASU 2015-03 was issued in April 2015 and requires debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability, but does not address the presentation of debt issuance costs related to line-of-credit arrangements. Adoption of ASU 2015-15 will not have a material impact on Synovus’ consolidated financial statements.
See Note 1 of the notes to the unaudited interim consolidated financial statements for a discussion of recently adopted accounting standards updates.
Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with U.S. GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for loan losses, deferred tax assets valuation allowance, other real estate, and determining the fair value of financial instruments. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in Note 1 - Summary of Significant Accounting Policies in Synovus' 2014 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. During the three months ended September 30, 2015, there have been no significant changes to Synovus’ critical accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2014 Form 10-K.
Non-GAAP Financial Measures
The measures entitled adjusted net income available to common shareholders, adjusted net income per diluted common share, adjusted pre-tax, pre-credit costs income, adjusted non-interest income, adjusted non-interest expense, average core deposits, average core deposits excluding average SCM deposits, tangible common equity to tangible assets ratio, Tier 1 common equity, and Tier 1 common equity ratio are not measures recognized under U.S. GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are net income available to common shareholders, net income per diluted common share, income before income taxes, total non-interest income, total non-interest expense, total average deposits, ratio of total shareholders’ equity to total assets, Tier 1 capital, and ratio of Tier 1 capital to risk-weighted assets, respectively.
Management uses these non-GAAP financial measures to assess the performance of Synovus’ core business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist investors in evaluating Synovus’ operating results, financial strength and capital position. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies. Adjusted net income available to common shareholders and adjusted net income per diluted common share are measures used by management to evaluate core operating results exclusive of restructuring charges, litigation settlement expenses, as well as other non-recurring revenues and expenses. Adjusted pre-tax, pre-credit costs income is a measure used by management to evaluate core operating results exclusive of credit costs as well as certain other items such as restructuring charges and litigation settlement expenses. Adjusted non-interest income is a measure used by management to evaluate non-interest income exclusive of net investment securities gains and other non-recurring income items. Adjusted non-interest expense is a measure used by management to gauge the success of expense management initiatives focused on reducing recurring controllable operating costs. Average core deposits and average core deposits excluding average SCM deposits are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. The tangible common equity to tangible assets ratio,Tier 1 common equity, and Tier 1 common equity ratio are used by management to assess the strength of Synovus’ capital position. The computations of these measures are set forth in the tables below.

Reconciliation of Non-GAAP Financial Measures	Nine Months Ended		Three Months Ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	June 30, 2015	September 30, 2014
Adjusted Pre-tax, Pre-credit Costs Income
Income before income taxes	$267,833	223,631	$93,986	88,034	72,656
Add: Provision for loan losses	13,990	25,638	2,956	6,636	3,843
Add: Other credit costs (1)	24,792	24,621	7,344	6,175	11,858
Add: Restructuring charges	(33)	17,101	69	5	809
Add: Litigation contingency/settlement expenses(2)	4,400	12,349	—	4,400	12,349
Add: Visa indemnification charges	1,092	2,731	363	354	1,979
Less: Investment securities gains, net	(2,710)	(1,331)	—	(1,985)	—
Less: Gain on sale of Memphis branches, net	—	(5,789)	—	—	—
Adjusted pre-tax, pre-credit costs income	$309,364	298,951	$104,718	103,619	103,494

Adjusted Non-interest Income
Total non-interest income	$201,746	197,555	$67,059	68,832	63,985
Less: Investment securities gains, net	(2,710)	(1,331)	—	(1,985)	—
Less: Gain on sale of Memphis branches, net	—	(5,789)	—	—	—
Adjusted non-interest income	$199,036	190,435	$67,059	66,847	63,985

Adjusted Non-interest Expense
Total non-interest expense	$534,621	560,115	$177,907	177,806	193,749
Less: Other credit costs(1)	(24,792)	(24,621)	(7,344)	(6,175)	(11,858)
Less: Restructuring charges	33	(17,101)	(69)	(5)	(809)
Less: Visa indemnification charges	(1,092)	(2,731)	(363)	(354)	(1,979)
Less: Litigation contingency/settlement expenses(2)	(4,400)	(12,349)	—	(4,400)	(12,349)
Adjusted non-interest expense	$504,370	503,313	$170,131	166,872	166,754

Adjusted Net Income Per Common Share, Diluted
Net income available to common shareholders			$55,369		44,229
Add: Litigation settlement expenses (after-tax)			—		7,545
Deduct: Recovery of previously incurred legal costs related to certain legal matters, net of legal costs incurred in 3Q14 related to those same legal matters (after-tax)(3)			—		(2,211)
Add: Restructuring charges (after-tax)			42		494
Add: Visa indemnification charges (after-tax)			222		1,209
Adjusted net income available to common shareholders			$55,633		51,266
Weighted average common shares outstanding - diluted			132,297		139,726
Adjusted net income per common share, diluted			$0.42		0.37

Reconciliation of Non-GAAP Financial Measures, continued
(dollars in thousands)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Average Core Deposits and Average Core Deposits Excluding Average SCM Deposits
Average total deposits	22,860,019	22,466,102	21,615,049	21,336,007	20,938,587
Less: Average brokered deposits	(1,357,163)	(1,555,931)	(1,594,822)	(1,602,354)	(1,494,620)
Average core deposits	21,502,856	20,910,171	20,020,227	19,733,653	19,443,967
Less: Average SCM deposits	(2,124,812)	(2,277,783)	(2,224,193)	(2,184,757)	(2,045,817)
Average core deposits excluding average SCM deposits	19,378,044	18,632,388	17,796,034	17,548,896	17,398,150

Tangible Common Equity to Tangible Assets Ratio
Total assets	28,167,827	28,205,870	27,633,784	27,051,231	26,519,110
Less: Goodwill	(24,431)	(24,431)	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(667)	(863)	(1,061)	(1,265)	(1,471)
Tangible assets	28,142,729	28,180,576	27,608,292	27,025,535	26,493,208
Total shareholders' equity	3,017,116	3,006,157	3,030,635	3,041,270	3,076,545
Less: Goodwill	(24,431)	(24,431)	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(667)	(863)	(1,061)	(1,265)	(1,471)
Less: Series C Preferred Stock, no par value	(125,980)	(125,980)	(125,980)	(125,980)	(125,980)
Tangible common equity	2,866,038	2,854,883	2,879,163	2,889,594	2,924,663
Total shareholders' equity to total assets ratio	10.71	10.66	10.97	11.24	11.60
Tangible common equity to tangible assets ratio	10.18	10.13	10.43	10.69	11.04

Tier 1 Common Equity and Tier 1 Common Equity Ratio
Total shareholders' equity					$3,076,545
Less: Accumulated other comprehensive loss, net					24,827
Less: Goodwill					(24,431)
Less: Other intangible assets, net					(1,471)
Less: Disallowed deferred tax assets					(529,342)
Other items					7,636
Tier 1 capital					$2,553,764
Less: Qualifying trust preferred securities					(10,000)
Less: Series C Preferred Stock, no par value					(125,980)
Tier 1 common equity					$2,417,784
Total risk-weighted assets					$22,817,379
Tier 1 capital ratio					11.19%
Tier 1 common equity ratio					10.60%

(1) Other credit costs consist primarily of foreclosed real estate expense, net.
(2) Amounts for other periods presented herein are not reported separately as amounts are not material.
(3) Recovery of previously incurred legal costs represents a reimbursement from an insurance carrier for attorney fees incurred in previous periods in connection with certain litigation. This amount, net of attorney fees incurred in 3Q14 relating to the same legal matters, is recorded as a component of professional fees in the consolidated income statement. These items are also a component of adjusted pre-tax, pre-credit costs income.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, Synovus' internal controls over financial reporting.

PART II. – OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
Synovus and its subsidiaries are subject to various legal proceedings, claims and disputes that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. Synovus, like many other financial institutions, has been the target of numerous legal actions and other proceedings asserting claims for damages and related relief for losses. These actions include mortgage loan and other loan put-back claims, claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including putative class action matters. In addition to actual damages if Synovus does not prevail in such asserted legal actions, credit-related litigation could result in additional write-downs or charge-offs of assets, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off were to occur. Synovus also from time to time faces disputes with customers and other counterparties, and in many cases, those disputes can pose both financial and reputational risk to Synovus.
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
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:
During the third quarter of 2015, Synovus completed the $250 million share repurchase program which was announced on October 21, 2014 and had an expiration date of October 23, 2015. The table below sets forth information regarding repurchases of our common stock during the third quarter of 2015.

Share Repurchases	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 2015	305,700	$30.84	305,700	$43,103,108
August 2015	901,100	30.67	901,100	15,468,669
September 2015	518,400	29.84	518,400	—
Total	1,725,200	$30.45	1,725,200	$—

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

SYNOVUS FINANCIAL CORP.

November 5, 2015	By:	/s/ Thomas J. Prescott
Date		Thomas J. Prescott
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)