Form 10-K/A
period 2014-12-31
SYNOVUS FINANCIAL CORP
filed 2015-11-30
CIK 18349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Synovus Financial Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), as filed with the Securities and Exchange Commission on March 2, 2015. The sole purpose of this Amendment is to refile Exhibit 23.1 that was originally filed with the Form 10-K to correct a typographical error within the exhibit that resulted in the exhibit inadvertently referring to registration statement no. 333-190011 as registration statement no. 333-19001.

This Amendment speaks as of the original filing date, does not reflect events occurring after the filing of the Form 10-K and does not modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing, and except for the change to Exhibit 23.1 described above, this Amendment does not otherwise update any exhibits as originally filed or previously amended. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of Synovus and our subsidiaries and related reports of Synovus’ independent registered public accounting firm are incorporated in this Item 15. by reference from Part II - Item 8. Financial Statements and Supplementary Data of this Report.

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Income for the Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (on consolidated financial statements)

Report of Independent Registered Public Accounting Firm (on the effectiveness of internal control over financial reporting)

Management’s Report on Internal Control Over Financial Reporting is incorporated by reference from Part II - Item 9A. Controls and Procedures of this Report.

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

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Synovus, as amended, incorporated by reference to Exhibit 3.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 9, 2010.

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Synovus with respect to the Series C Preferred Stock, incorporated by reference to Exhibit 3.1 to Synovus’ Current Report of Form 8-K dated July 25, 2013, as filed with the SEC on July 25, 2013.

Exhibit Number	Description

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Synovus, incorporated by reference to Exhibit 3.1 to Synovus’ Current Report on Form 8-K dated April 29, 2014, as filed with the SEC on April 29, 2014.

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Synovus, incorporated by reference to Exhibits 3.1 to Synovus’ Current Report on Form 8-K dated May 19, 2014, as filed with SEC on May 19, 2014.

3.5	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated November 8, 2010, as filed with the SEC on November 9, 2010.

4.1	Specimen stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

4.2	Specimen stock certificate for Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report in Form 8-K dated July 25, 2013, as filed with the SEC on July 25, 2013.

4.3	Warrant for purchase of up to 15,510,737 shares of Synovus common stock, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

4.4	Shareholder Rights Plan, dated as of April 26, 2010, between Synovus Financial Corp. and Mellon Investor Services LLC, as Rights Agent, which includes the Form of Articles of Amendment to the Articles of Incorporation of Synovus Financial Corp. (Series B Participating Cumulative Preferred Stock) as Exhibit A, the Summary of Terms of the Rights Agreement as Exhibit B and the Form of Right Certificate as Exhibit C, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated April 26, 2010, as filed with the SEC on April 26, 2010.

4.5	Amendment No. 1 dated as of September 6, 2011 to Shareholder Rights Plan between Synovus Financial Corp. and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated September 6, 2011, as filed with the SEC on September 6, 2011.

4.6	Amendment No. 2 dated as of April 24, 2013 to Shareholder Rights Plan between Synovus Financial Corp. and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated April 24, 2013, as filed with the SEC on April 24, 2013.

4.7	Summary of Plan Adjustments, effective as of May 16, 2014, to Shareholder Rights Plan between Synovus Financial Corp. and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 99.2 of Synovus’ Current Report on Form 8-K dated May 19, 2014, as filed with the SEC on May 19, 2014.

Exhibit Number	Description

4.8	Indenture, dated as of June 20, 2005, between Synovus Financial Corp. and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus’ Registration Statement on Form S-4 (No. 333-126767) filed with the SEC on July 21, 2005.

4.9	Senior Notes Indenture, dated as of February 13, 2012, between Synovus Financial Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated February 8, 2012 as filed with the SEC on February 13, 2012.

4.10	Specimen Physical Stock Certificate of Synovus, incorporated by reference to Exhibit 4.1 to Synovus’ Current Report on Form 8-K dated May 19, 2014, as filed with SEC on May 19, 2014.

10.1	Letter Agreement (including Securities Purchase Agreement – Standard Terms incorporated by reference therein) dated December 19, 2008, between Synovus and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

10.2	Indemnification and Insurance Matters Agreement by and between Synovus and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.3	Tax Sharing Agreement by and among Synovus, Columbus Bank and Trust Company and Total System Services, Inc., dated as of November 30, 2007, incorporated by reference to Exhibit 10.5 of Synovus’ Current Report on Form 8-K dated November 30, 2007, as filed with the SEC on November 30, 2007.

10.4	Synovus Financial Corp. 2011 Director Stock Purchase Plan, incorporated by reference to Exhibit 99.1 of Synovus’ Current Report on Form 8-K dated April 27, 2011, as filed with the SEC on May 3, 2011.*

10.5	Amendment No. 1 dated September 6, 2011 to Synovus Financial Corp. 2011 Director Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated September 6, 2011, as filed with the SEC on September 6, 2011.*

10.6	Amendment No. 2 dated February 28, 2013 to Synovus Financial Corp. 2011 Director Stock Purchase, incorporated by reference to Exhibit 10.6 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 1, 2013. *

10.7	Synovus Financial Corp. 2011 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Registration Statement on Form S-8 (Registration No. 333-174265), as filed with the SEC on May 17, 2011.*

Exhibit Number	Description

10.8	Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC on March 21, 2002.*

10.9	Amended and Restated Synovus Financial Corp. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

10.10	Synovus Financial Corp. Executive Salary Contribution Death Benefit Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the SEC on August 10, 2009.*

10.11	Agreement in Connection with Personal Use of Company Aircraft, incorporated by reference to Exhibit 10.7 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 7, 2006.*

10.12	Third Amended and Restated Synovus Financial Corp. Deferred Compensation Plan, incorporated by reference to Exhibit 10.15 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 1, 2013.*`

10.13	Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

10.14	Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.17 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on February 28, 2014.*

10.15	Riverside Bank Amended and Restated Salary Continuation Agreement adopted as of June 1, 2005 by and between Riverside Bank and Kessel D. Stelling, incorporated by reference to Exhibit 10.17 of Synovus’ Annual Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.16	Form of Stock Option Agreement for the: (i) Synovus Financial Corp. 1994 Long-Term Incentive Plan and (ii) Synovus Financial Corp. 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.*

10.17	Form of Stock Option Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 18, 2006, as filed with the SEC on January 18, 2006.*

10.18	Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

Exhibit Number	Description

10.19	Form of Restricted Stock Award Agreement for restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

10.20	Form of Performance-Based Restricted Stock Award Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

10.21	Form of Revised Stock Option Agreement for stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.22	Form of Revised Restricted Stock Unit Agreement for restricted stock unit awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.33 of Synovus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008.*

10.23	Form of Retention Stock Option Agreement for retention stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.24	Form of TARP Restricted Stock Unit Award Agreement for awards to executive officers and the top 20 most highly-compensated employees under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 28, 2010, as filed with the SEC on January 29, 2010.*

10.25	Form of Restricted Stock Option Agreement for 2010 stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated January 29, 2010, as filed with the SEC on January 29, 2010.*

10.26	Form of Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated December 11, 2013, as filed with the SEC on December 13, 2013.*

10.27	Form of Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus’ Current Report on Form 8-K dated January 22, 2014, as filed with the SEC on January 24, 2014.*

10.28	Form of 2014 Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.3 of Synovus’ Current Report on Form 8-K dated January 22, 2014, as filed with the SEC on January 24, 2014.*

Exhibit Number	Description

10.29	Form of TARP Restricted Stock Unit Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 to Synovus’ Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

10.30	Form of Restricted Stock Unit Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 to Synovus’ Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

10.31	Form of Stock Option Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.3 to Synovus’ Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

10.32	Form of Director Restricted Stock Unit Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 to Synovus’ Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

10.33	Form of Indemnification Agreement for directors and executive officers of Synovus, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated July 26, 2007, as filed with the SEC on July 26, 2007.*

10.34	Summary of Annual Base Salaries of Synovus’ Named Executive Officers.*

10.35	Summary of Board of Directors Compensation*

10.36	First Amendment to the Bank of North Georgia Amended and Restated Salary Continuation Agreement dated September 10, 2007, effective as of January 1, 2005, by and between Bank of North Georgia, as successor in interest to Riverside Bank, and Kessel D. Stelling, Jr., incorporated by reference to Exhibit 10.37 of Synovus’ Current Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.37	Riverside Bank Split Dollar Agreement dated December 23, 1999, by and between Riverside Bank and Kessel D. Stelling, Jr., incorporated by reference to Exhibit 10.38 of Synovus’ Current Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.38	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus’ Quarterly Report on Form 10-Q for the period ended March 31, 2012, as filed with the SEC on May 10, 2012.*

10.39	Synovus Financial Corp. Clawback Policy, incorporated by reference to Exhibit 10.44 of Synovus’ Annual Report on Form 10-K for the period ended December 31, 2013 as filed with the SEC on Feberuary 28, 2014.*

Exhibit Number	Description

12.1	Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 99.1 of Synovus’ Current Report of Form 8-K dated October 24, 2014, as filed with the SEC on October 24, 2014.

21.1	Subsidiaries of Synovus Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2014 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

*	Indicates management contracts and compensatory plans and arrangements.

(b) Exhibits

See the response to Item 15(a)(3) above.

(c) Financial Statement Schedules

See the response to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date: November 30, 2015	By:	/s/ Thomas J. Prescott
Thomas J. Prescott
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)