Form 10-K
period 2015-12-31
SYNOVUS FINANCIAL CORP
filed 2016-02-29
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-K

______________________________
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO ☒
As of June 30, 2015, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $3,817,057,493 based on the closing sale price of $30.82 reported on the New York Stock Exchange on June 30, 2015.
As of February 25, 2016, there were 126,323,281 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2016 (“Proxy Statement”)	Part III

SYNOVUS FINANCIAL CORP.

INDEX OF DEFINED TERMS

ALCO – Synovus' Asset Liability Management Committee
ALL – allowance for loan losses
ASC – Accounting Standards Codification
ASR - accelerated share repurchase
ASU – Accounting Standards Update
ATM - automatic teller machine
AUM – assets under management
Basel III – The third Basel Accord developed by the Basel Committee on Banking Supervision to strengthen existing regulatory capital requirements
BHC – bank holding company
BSA/AML – Bank Secrecy Act/Anti-Money Laundering
BOV – broker’s opinion of value
bp(s) – basis point(s)
CCC – central clearing counterparty
C&I – commercial and industrial loans
CB&T – Columbus Bank and Trust Company, a division of Synovus Bank. Synovus Bank is a wholly-owned subsidiary of Synovus Financial Corp.
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
EL – expected loss
EVE – economic value of equity
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

i

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
IPO – initial public offering
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
SBA – Small Business Administration
SEC – U.S. Securities and Exchange Commission
Securities Act – Securities Act of 1933, as amended
Series A Preferred Stock – Synovus' Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value
Series C Preferred Stock – Synovus' Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, $25 liquidation preference

ii

Synovus – Synovus Financial Corp.
Synovus Bank – A Georgia state-chartered bank, formerly known as Columbus Bank and Trust Company, and wholly-owned subsidiary of Synovus, through which Synovus conducts its banking operations
Synovus' 2015 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2015
Synovus Mortgage – Synovus Mortgage Corp., a wholly-owned subsidiary of Synovus Bank
Synovus Trust Company, N. A. – a wholly-owned subsidiary of Synovus Bank
TARP – Troubled Assets Relief Program
TBA – to-be-announced securities with respect to mortgage-related securities to be delivered in the future (MBSs and CMOs)
TDR – troubled debt restructuring (as defined in ASC 310-40)
the Treasury – United States Department of the Treasury
UDAAP - Unfair, deceptive or abusive acts or practices
VIE – variable interest entity, as defined in ASC 810-10
Visa – The Visa U.S.A. Inc. card association or its affiliates, collectively
Visa Class A shares – Class A shares of common stock issued by Visa are public trading shares which are not subject to restrictions on sale.
Visa Class B shares – Class B shares of common stock issued by Visa which are subject to restrictions with respect to sale until all of the Covered Litigation has been settled. Class B shares will be convertible into Visa Class A shares using a then current conversion ratio upon the lifting of restrictions with respect to sale of Visa Class B shares.
Visa Derivative – A derivative contract with the purchaser of Visa Class B shares which provides for settlements between the purchaser and Synovus based upon a change in the ratio for conversion of Visa Class B shares into Visa Class A shares
Visa IPO – The IPO of shares of Class A common stock by Visa, Inc. on March 25, 2008
Warrant – A warrant issued to Treasury by Synovus to purchase up to 2,215,819 shares of Synovus common stock at a per share exercise price of $65.52 expiring on December 19, 2018, as was issued by Synovus to Treasury in 2008 in connection with the Capital Purchase Program, promulgated under the Emergency Economic Stabilization Act of 2008.

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

(6)
changes in the interest rate environment, including changes to the fed funds rate, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

(7)	the risk that we may be required to make substantial expenditures to keep pace with the rapid technological changes in the financial services market;

(8)
risks related to a failure in or breach of our operational or security systems of our infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber-attacks, which could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or cause losses;

(9)
risks related to our reliance on third parties to provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and risks related to disruptions in service or financial difficulties of a third-party vendor;

(10)	our ability to attract and retain key employees;

(11)	the risk that we could realize losses if we determine to sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets;

(12)
the risk that we may not be able to identify suitable acquisition targets as part of our growth strategy and even if we are able to identify suitable acquisition targets, we may not be able to complete such acquisitions or successfully integrate bank or nonbank acquisitions into our existing operations;

(13)
the impact of the recent and proposed changes in governmental policy, laws and regulations, including proposed and recently enacted changes in the regulation of banks and financial institutions, or the interpretation or application thereof, including restrictions, increased capital requirements, limitations and/or penalties arising from banking, securities and insurance laws, enhanced regulations and examinations and restrictions on compensation;

(14)
the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;

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

(19)	our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;

(20)	the risk that further downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material effect on our operations, earnings, and financial condition;

(21)
risks related to recent and proposed changes in the mortgage banking industry, including the risk that we may be required to repurchase mortgage loans sold to third parties and the impact of the “ability to pay” and “qualified mortgage” rules on our loan origination process and foreclosure proceedings;

(22)	the risk that for our deferred tax assets, we may be required to increase the valuation allowance in future periods, or we may not be able to realize all of the deferred tax assets in the future;

(23)
the risk that we could have an “ownership change” under Section 382 of the Code, which could impair our ability to timely and fully utilize our net operating losses and built-in losses that may exist when such “ownership change” occurs;

(24)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;

(25)	risks related to the fluctuation in our stock price;

(26)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(27)
other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part I - Item 1A.- Risk Factors" of this Report.

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

2015 Business Highlights
Synovus' 2015 financial results reflected strong performance with double digit growth in net income and balanced loan growth supported by strong core deposits. Our key achievements in 2015 include the following:

•
Earnings growth - Net income available to common shareholders for 2015 was $215.8 million, a 16.7% increase from $185.0 million in 2014. Diluted earnings per share was $1.62 for 2015, up 22.0% from 2014.

•
Loan growth - Total loans grew by $1.33 billion or 6.3% from a year ago to $22.43 billion, driven by solid, diversified growth across the entire loan portfolio. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Loans" of this Report for further information.

•
Deposit growth - Total average deposits increased $1.58 billion, or 7.6%, to $22.55 billion in 2015, from $20.97 billion in 2014. Average core deposits increased $1.60 billion or 8.2% from 2014, driven by an increase in money market and non-interest bearing demand deposits. See “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” in this Report for further information.

•
Continued broad-based improvement in credit quality - Credit quality continued to improve. Non-performing assets declined 24.9% to $215.4 million at December 31, 2015. Our NPA ratio was 0.96% as of December 31, 2015, down 39 basis points from December 31, 2014. Additionally, the net charge-off ratio declined 26 basis points to 0.13% compared to 0.39% in 2014.

•
Continued focus on expense management - Total non-interest expense for 2015 was $717.7 million, a 3.7% decrease compared to 2014. Adjusted non-interest expense was $677.9 million in 2015, an increase of $2.1 million, or 0.3%, from 2014 as we continued to make strategic investments in talent and technology while also increasing productivity and efficiency. See “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” in this Report for further information.

•
Return of capital to shareholders while maintaining strong capital levels - We completed the $250 million common stock repurchase program announced in the fourth quarter of 2014, and during the third quarter of 2015 authorized a new $300 million share repurchase program to be completed over the next 15 months. Additionally, we announced a 20% increase in our quarterly common stock dividend from $0.10 to $0.12 per share, effective with the dividend paid on January 4, 2016. Capital levels remained strong, including the common equity Tier 1 ratio which ended the year at 10.37%, well above capital adequacy regulatory requirements.

Management believes that these accomplishments provide continued momentum for long-term profitability and growth in 2016 and future periods.
Additional information relating to our business and our subsidiaries, including a detailed description of our operating results and financial condition for 2015, 2014 and 2013, our loan portfolio (by loan type), our credit quality metrics and our deposits is contained below and under "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.
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

As of December 31, 2015, Synovus Bank operated under the following 28 locally-branded bank divisions in the following states:

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
The following chart reflects the distribution of our branch locations as of December 31, 2015, in each of the states in which we conduct banking operations:

Table 2 – Bank Branch Locations	Branches
Georgia	117
Alabama	41
South Carolina	39
Florida	49
Tennessee	11
Total	257

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
During 2015, we continued to execute on our realignment of our corporate, commercial, and retail bankers, and investment professionals to more effectively identify and pursue strategic customer relationships in our markets. We believe these changes, begun in 2014, simplified the way we deliver services to our customers and enabled more consistent delivery across our footprint; leveraged our relationship-based banking model to better align the strengths of our bankers with the needs of our customers; and positioned us to realize increased shareholder value.
Lending Activities
Overview
The primary goal of Synovus' lending function is to help clients achieve their financial goals by providing quality loan products that are fair to the client and profitable to Synovus. Management believes that this purpose can best be accomplished by building strong client relationships over time and maintaining a strong presence and position of influence in the communities Synovus serves. Synovus strives to serve all of its customers with the highest levels of courtesy, respect, gratitude and fairness and deliver its services with unparalleled expertise, efficiency, responsiveness and accuracy. This relationship-based approach to banking enables Synovus' bankers to develop a deep knowledge of Synovus' customers and the markets in which they operate. Synovus has processes to ensure consistency of its lending processes across all of its banking divisions, to maintain strong underwriting criteria to evaluate new loans and loan renewals, and to diversify its loan portfolio in terms of type, industry and geographical concentration. Synovus believes that these measures better position Synovus to meet the credit needs of businesses and consumers in the markets it serves while pursuing a balanced strategy of loan profitability, loan growth and loan quality.

Synovus conducts the majority of its lending activities within the framework of its relationship-based approach to banking, built on creating long-term relationships with its customers. The following tables summarize Synovus' loan portfolio by type at December 31, 2015 and 2014.

Table 3 – Loans by Type	2015		2014
(dollars in thousands)	Total Loans*	%	Total Loans*	%
Investment properties	$5,751,631	25.6%	$5,206,674	24.7%
1-4 family properties	1,109,854	4.9	1,133,882	5.3
Land acquisition	513,981	2.3	586,046	2.8
Total commercial real estate	7,375,466	32.8	6,926,602	32.8
Commercial, financial, and agricultural	6,472,482	28.9	6,182,312	29.3
Owner-occupied	4,318,950	19.2	4,085,407	19.4
Total commercial and industrial	10,791,432	48.1	10,267,719	48.7
Home equity lines	1,689,914	7.5	1,683,998	8.0
Consumer mortgages	1,938,683	8.6	1,694,061	7.9
Credit cards	240,851	1.1	253,649	1.2
Other retail loans	423,318	1.9	302,460	1.4
Total retail	4,292,766	19.1	3,934,168	18.5
Deferred fees and costs, net	(30,099)	nm	(30,790)	nm
Total loans, net of deferred fees and costs	$22,429,565	100.0%	$21,097,699	100.0%

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
Synovus utilizes a tiered credit approval process requiring all loans to be approved by concurring bank officers. Larger loans are approved by more senior bank officers as well as an independent senior credit officer, with the largest loans requiring approval of Synovus Bank's Loan Committee, which is comprised of the Chief Credit Officer, the Chief Community Banking Officer, the Chief Commercial Banking Officer, and other key executives of Synovus Bank. The centralized underwriting policy and philosophy also provides a structured, conservative approach to lending. For instance, loan-to-value limits on certain credits are lower than regulatory requirements, large borrower concentration limits are explicit, and bank division lending limits are lower than before the credit crisis. Furthermore, Synovus has established across all of its banking divisions more stringent underwriting requirements on certain types of commercial real estate lending, including loans for the purpose of financing shopping centers and land.

Commercial and Industrial (C&I) Loan Portfolio
The C&I loan portfolio represents the largest category of Synovus' total loan portfolio. Synovus' C&I loan portfolio is currently concentrated on small to middle market commercial and industrial lending disbursed throughout a diverse group of industries primarily in the Southeast, including health care and social assistance, manufacturing, retail trade, finance and insurance, real estate-related industries, and wholesale trade. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are originated through Synovus' local market banking divisions and the Corporate Banking Group to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. At December 31, 2015, 40.0% of Synovus' total C&I loans represented loans for the purpose of financing owner-occupied properties. The primary source of repayment on these C&I loans is revenue generated from products or services offered by the borrower's business. The secondary source of repayment on these C&I loans is the real estate securing such loans. In accordance with Synovus' uniform lending policy, each loan undergoes a detailed underwriting process, which incorporates the uniform underwriting approach, procedures and evaluations described above. Approximately 92% of Synovus' C&I loans are secured by business assets including equipment, inventory, real estate, and other types of collateral. Total C&I loans at December 31, 2015 were $10.79 billion, or 48.1%, of the total loan portfolio.
C&I lending is a key component of Synovus' growth and diversification strategy. Synovus continues to invest in additional lending expertise in key strategic markets as well as offer enhanced products and services to its commercial and industrial clients. Complementing this investment in C&I growth, Synovus' management continues to focus on streamlining and enhancing Synovus' existing product lines, especially for traditional retail, small business and professional services customers.
The Corporate Banking Group provides lending solutions to larger corporate clients and includes specialty units such as loan syndications and senior housing. These units partner with Synovus' local bankers to build relationships across the five-state footprint, as well as other selected areas in the southeastern and southwestern United States. To date, loan syndications consist primarily of loans where Synovus is participating in the credit. Senior housing loans are typically extended to borrowers primarily in the assisted living, independent living, or memory care facilities sectors. The Corporate Banking Group also originates direct loans to well-capitalized public companies and larger private companies that operate predominantly in the five-state footprint and other Southeastern states.
Commercial Real Estate Loan Portfolio
Synovus' commercial real estate loans consist of investment property loans, residential construction and development loans, land acquisition loans, and 1-4 family perm/mini-perm loans. As is the case with Synovus' C&I loans, the commercial real estate loans are primarily originated through Synovus Bank's local market banking divisions. Total commercial real estate loans as of December 31, 2015 were $7.38 billion, or 32.8%, of the total loan portfolio.
Investment Property Loans
Synovus' investment property loans are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Synovus' investment property portfolio is well diversified by property type, geography (primarily within Synovus' market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida) and tenants. These loans are generally recourse in nature with short-term maturities (3 years or less), allowing for restructuring opportunities which reduces Synovus' overall risk exposure. The investment property loans are primarily secured by the property being financed by the loans; however, they may also be secured by real estate or other assets beyond the property being financed. Investment property loans are subject to the same uniform lending policies and procedures described above, although such loans have historically been underwritten with stressed interest rates and vacancies. All investment property loans of $1 million or more are reviewed semi-annually to more closely monitor the performance of the portfolio. Total investment property loans as of December 31, 2015 were $5.75 billion, or 25.6%, of the total loan portfolio.
1-4 Family Properties Loans
1-4 family properties loans are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. These loans are subject to the same uniform lending policies and procedures described above. At December 31, 2015, these loans totaled $1.11 billion, or 4.9% of the total loan portfolio.
Land Acquisition Loans
Land acquisition loans are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. These loans are generally subject to the same uniform lending policies and procedures described above. Land acquisition loans have a maximum loan-to-value limit which is aligned with regulatory requirements. At December 31, 2015, these loans were $514.0 million, or 2.3% of the total loan portfolio, compared to $586.0 million or 2.8% of the total loan portfolio at December 31, 2014. Synovus is not actively seeking to originate these types of loans.

Retail Loan Portfolio
Synovus' retail loan portfolio consists of a wide variety of loan products offered through its banking network, including residential mortgages, home equity lines, credit card loans, and other retail loans. These various types of secured and unsecured retail loans are marketed to qualifying existing clients and to other creditworthy candidates in Synovus' market area. The majority of Synovus' retail loans are consumer mortgages secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Total retail loans as of December 31, 2015 were $4.29 billion, or 19.1%, of the total loan portfolio.
In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that is proportional to the size and complexity of the lending relationship. Retail loans are subject to the same uniform lending policies referenced above and consist primarily of loans with strong borrower credit scores (weighted average FICO scores within the retail residential real estate portfolio were 769 and 766 (HELOCs), respectively, and 759 and 757 (Consumer Mortgages), respectively, at December 31, 2015 and 2014), conservative debt-to-income ratios (average HELOCs debt-to-income ratio of 31.7% and 30.8%, respectively, at December 31, 2015 and 2014), utilization rates (total amount outstanding as a percentage of total available lines) of 60.2% and 61.3% at December 31, 2015 and 2014, respectively, and loan-to-value ratios based upon prudent guidelines to ensure consistency with Synovus' overall risk philosophy. At December 31, 2015 and 2014, 34% and 33%, respectively, of our home equity lines balances were secured by a first lien while 66% and 67%, respectively, were secured by a second lien. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.
Mortgage Banking
Synovus originated $1.27 billion in residential mortgage loans in 2015. Synovus offers various types of fixed-rate and adjustable-rate loans for the purpose of purchasing, refinancing or constructing residential properties. The majority of the originated loans are conforming mortgage loans for owner-occupied properties. Conforming loans are loans that are underwritten in accordance with the underwriting standards set forth by government sponsored entities such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These loans are generally collateralized by 1-4 family residential real estate properties and are made to borrowers in good credit standing.
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
Monitoring of Collateral
Synovus' loan portfolio and the collateral securing such loans is predominantly located in a five state market consisting of Georgia, Florida, South Carolina, Alabama, and Tennessee. C&I loans represent 48.1% of the total loan portfolio at December 31,

2015. These loans are predominantly secured by owner-occupied and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, and time deposits. Total commercial real estate loans represent 32.8% of the total loan portfolio at December 31, 2015. These loans are primarily secured by commercial real estate, including 1-4 family properties, land, and investment properties. The collateral generally consists of the property being financed by the loans; however, collateral may also include real estate or other assets beyond the property being financed. Retail loans at December 31, 2015 totaled $4.29 billion, or 19.1%, of the total loan portfolio. Of this amount, $3.63 billion consists of consumer mortgages secured by first and second liens on residential real estate. Credit card loans represent $240.9 million of this amount, and these loans are generally unsecured. Other retail loans represent $423.3 million of this amount, and they are primarily secured by collateral consisting of marketable securities, automobiles, time deposits, and cash surrender value of life insurance.
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
Synovus evaluates the financial ability of a guarantor through an evaluation of the guarantor’s current financial statements, income tax returns for the two most recent years, as well as financial information regarding a guarantor’s business or related interests. In addition, to validate the support that a guarantor provides relating to a commercial real estate loan, Synovus analyzes substantial assets owned by the guarantor to ensure that the guarantor has the necessary ownership interest and control over these assets to convert to cash and the global cash flow of the guarantor. With certain limited exceptions, Synovus seeks performance under guarantees in the event of a borrower’s default.
Unsecured Loans
At December 31, 2015, Synovus had unsecured loans totaling $1.15 billion, which represents approximately 5% of total loans. This segment of our portfolio includes $240.9 million in credit card loans and approximately $893 million in commercial loans to borrowers that are primarily in the manufacturing, insurance, financial services, utilities, and religious organization sectors.
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
The allowance for loan losses is a significant accounting estimate that is determined through periodic and systematic detailed reviews of the company's loan portfolio. The allowance for loan losses is determined based on an analysis which assesses the inherent risk for probable losses within the loan portfolio. Significant judgments and estimates are necessary in the determination of the allowance for loan losses. Significant judgments include, among others, loan risk ratings and classifications, the determination and measurement of impaired loans, the timing of loan charge-offs, the probability of loan defaults, the net loss exposure in the event of loan defaults, the loss emergence period, qualitative loss factors, management's plans, if any, for disposition of certain loans as well as other qualitative considerations.
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
Our investment strategy focuses on the use of the investment securities portfolio to generate interest income and to assist in the management of interest rate risk. Synovus also utilizes a significant portion of its investment portfolio to secure certain deposits and other liabilities requiring collateralization. At December 31, 2015, $2.43 billion of these investment securities were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements. The investment securities portfolio consists primarily of mortgage-backed securities issued by U.S. government agencies and U.S. GSEs, both of which have a high degree of liquidity and limited credit risk. A mortgage-backed security depends on the underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. At December 31, 2015, all of the collateralized mortgage obligations and mortgage-backed pass-through securities held by Synovus were issued or backed by federal agencies or GSEs.
Funding Activities
Liquidity represents the extent to which Synovus has readily available sources of funding to meet the needs of depositors, borrowers, and creditors, to support asset growth, and to otherwise sustain operations of Synovus and its subsidiary, at a reasonable cost, on a timely basis, and without adverse consequences. Core deposits represent the largest source of funds for lending and investing activities. Scheduled payments, as well as prepayments, from our loan and investment portfolios also provide a source of funds. Additional funding sources which provide liquidity include FHLB advances, brokered deposits and other short-term borrowed funds, as well as equity and debt issued through the capital markets. Following is a brief description of the various sources of funds used by Synovus. For further discussion relating to Synovus' funding sources, see “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits,” “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Long-term Debt and Short-term Borrowings" of this Report.

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
Borrowed Funds and Non-Deposit Liquidity
Synovus' ability to borrow funds from non-deposit sources provides additional flexibility in meeting the liquidity needs of Synovus. Synovus generates non-deposit liquidity through scheduled payments and prepayments of loans and investment securities and access to sources of funds other than deposits. Synovus Bank has the capacity to access funding through its membership in the FHLB. At December 31, 2015, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
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
During 2014, Synovus Bank made upstream cash distributions to the Parent Company totaling $182.0 million including cash dividends of $90.6 million. During 2015, Synovus Bank made upstream cash distributions to the Parent Company totaling $225.0 million including cash dividends of $199.9 million. On February 12, 2016, Synovus Bank paid an upstream cash dividend of $100.0 million to the Parent Company. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, GA DBF rules and related statutes contain limitations on payments of dividends by Synovus Bank without the approval of the GA DBF. See “Part I - Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results.”
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

Enterprise Risk Management
As a financial services organization, Synovus accepts a certain degree of risk with each business decision it makes. Risk management does not eliminate risk, but seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. Understanding our risks and managing them appropriately can enhance our ability to make better decisions, deliver on objectives, and improve performance. A risk management framework has been established within Synovus, which begins with the Board of Directors, working primarily with the Risk Committee of the Board. The Risk Committee fulfills the overarching oversight role for the risk management process, including approving risk tolerance levels and risk policies and limits, monitoring key and emerging risks, and reviewing risk assessments. In addition, oversight of certain risk is allocated to all other committees of the Board who meet regularly and report to the Board.
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

•	ALCO -Interest Rate/Market Risk and Liquidity Risk

•	Credit Risk Committee - Credit Risk

•	Regulatory Compliance Risk Committee - Compliance Risk

•	Operational Risk Committee - Operational Risk

•	Executive Risk Committee - Reputational Risk, Litigation Risk, and Strategic Risk
Management believes that Synovus' primary risk exposures are operational, regulatory compliance, credit, liquidity, and strategic risk. Operational risk arises from the potential that inadequate information systems, operational problems, inadequate or failed internal controls, human error, fraud, security breaches such as cyber-attacks or external events will result in unexpected losses. Compliance risk arises from nonconformance with laws, rules, and regulations that apply to the financial services industry and exposes the Company to monetary penalties, enforcement actions, or other sanctions. Credit risk is risk of loss arising from our borrowers' or counterparties' inability to meet the financial terms of any contract with the Company, or other failure to perform as agreed. Liquidity risk arises from an inability of the Company to meet current or future obligations when they come due without incurring unacceptable losses. Strategic risk arises from threats to long-term growth and strategic direction such as the ability to meet competitive challenges, attract and retain customers, prevent or mitigate cyber security attacks, keep pace with technological changes, and develop new products and services.
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

Synovus maintains a centralized Retail Lending Center, reporting to the Chief Retail Banking Officer where consumer loans are centrally processed, scored, and analyzed. This structure enhances the control environment, drives efficiencies, and provides a more consistent overall customer experience.
Synovus has established the ALL Oversight Council to review and approve the adequacy of the allowance and ALL methodology. The ALL Oversight Council includes the Chief Risk Officer, Chief Credit Officer, Chief Financial Officer, Chief Accounting Officer, the Senior Director of Enterprise Risk Management, and the Senior Director of Loan Review. The Council meets at least on a quarterly basis and considers enhancements and refinements to the ALL process and models in light of new and other relevant information. The allowance adequacy and the ALL methodology are reviewed by the Audit Committee of the Board of Directors on at least a quarterly basis. The Model Risk Management department reviews the ALL models on an annual basis and prior to implementation of model changes.
Regulatory Compliance Risk
Compliance laws, rules and standards generally cover matters such as observing proper standards of market conduct, managing conflicts of interest, treating customers fairly, and ensuring the suitability of customer advice. They also include basic prudential banking requirements and specific areas such as the prevention of money laundering and terrorist financing.
The Regulatory Compliance Risk Committee was formed to assist the Board and management in overseeing the management of overall compliance risk, developing and implementing policy, and ensuring that compliance issues are resolved effectively and expeditiously. The Committee is made up of senior management from the business lines, risk management, legal, human resources, and compliance functions and specifically provides oversight for the Corporate Compliance Policy and Programs, including UDAAP, Fair Lending, and BSA/AML Policy and Programs and compliance examination exceptions throughout the Company. Written policies contain the principles to be followed by management and staff of the banking divisions, subsidiaries and business lines throughout the Company and explain and direct the processes by which risks are identified and managed. The individual policies guide the Company's compliance functions and provide for monitoring, training, and risk assessments.
Operational Risk
Synovus aims to minimize and mitigate unexpected loss through a proactive and structured approach to operational risk management. The Operational Risk Committee is responsible for providing oversight of the operational risk function to ensure there are effective processes to assess, monitor and mitigate operational risk. Additionally, the Operational Risk Committee is the approval vehicle for the ORM Framework. Specific responsibilities include (1) providing a forum for addressing operational issues that require coordination and/or cooperation of multiple operational groups; (2) identifying and prioritizing operational risk initiatives; (3) reviewing significant operational risk exposures and their conformance to Synovus' stated operational risk objectives; (4) assembling ad hoc committees to address key areas of operational risk identified by the committee and (5) annually reviewing the risk metrics for ongoing pertinence to the risk management framework.
Business units and support functions are accountable for ensuring that the Operational Risk Management Policy is properly communicated and understood within their respective organizational units. Business units are also responsible for identifying and reporting operational risk trends that require resolution, participating in risk assessments, responding to changes in risk metrics and implementing corrective actions and new risk solutions (policies, technology, process change, personnel).
ORM has developed an array of program tools to assist business units in effectively managing operational risk. The program tools seek to ensure standardized implementation of the ORM Framework across the enterprise. ORM Program tools include Risk Control Self-Assessment, issue tracking, loss data management and incident response.
Executive Risk
The Executive Risk Committee is charged with identifying key strategic risks which might threaten the strategic direction and/or long-term viability of Synovus, bringing those risks to the attention of the appropriate Synovus decision-making body, and ensuring Synovus puts in place activities designed to address those risks. This committee consists of all members of executive management, who look beyond their functional areas of responsibility and take a holistic view of the organization and the environment in which it operates.
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
As of December 31, 2015, we were the second largest bank holding company headquartered in Georgia based on assets. Customers for financial services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although our market share varies in different markets, we hold top five market share in the majority of our markets where we have a presence based on FDIC-insured institutions as of June 30, 2015, and we believe that our community-focused relationship banking approach enables us to compete effectively with other banks and thrifts in the markets we serve.
Employees
As of December 31, 2015, Synovus had 4,452 employees compared to 4,511 employees at December 31, 2014.
Supervision, Regulation and Other Factors
Like all bank holding companies and financial holding companies, we are regulated extensively under federal and state law. In addition, Synovus Bank and certain of our non-bank subsidiaries are subject to regulation under federal and state law. The following discussion sets forth some of the elements of the bank regulatory framework applicable to us and certain of our subsidiaries. The regulatory framework is intended primarily for the protection of depositors and the DIF and not for the protection of security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.
General
Bank holding companies and financial holding companies are subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. In addition, the GA DBF, regulates holding companies that own Georgia-chartered banks under the bank holding company laws of the State of Georgia. Synovus Bank, which is not a member of the Federal Reserve System, is subject to supervision and regulation by the FDIC, and by its state banking regulator, the GA DBF. Numerous other federal and state laws, as well as regulations promulgated by the Federal Reserve Board, the GA DBF, and the FDIC govern almost all aspects of the operations of Synovus Bank. Synovus Trust Company, N.A., a subsidiary of Synovus Bank that provides trust services, is organized as a national trust bank and thus is subject to supervision and regulation by the Office of the Comptroller of the Currency. Various federal and state bodies regulate and supervise our non-bank subsidiaries including our brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the SEC, the Financial Industry Regulatory Authority, federal and state banking regulators and various state regulators of insurance and brokerage activities.
In addition, we are subject to supervision and regulation by the CFPB with regard to our offering and provision of consumer financial products and services. The CFPB was established by the Dodd-Frank Act of 2010, which is discussed in greater detail below. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB has rulemaking authority for a range of federal consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act, and the Real Estate Settlement Procedures Act). The CFPB has the authority to supervise and examine depository institutions, like Synovus Bank, with more than $10 billion in assets, together with all affiliates of such a depository institution, like us and our subsidiaries, for compliance with these federal consumer financial protection laws. Finally, the CFPB has broad enforcement authority with regard to compliance with federal consumer financial protection laws.
Permitted Activities
The Bank Holding Company Act limits the activities in which bank holding companies and their subsidiaries may engage. A bank holding company and its subsidiaries are generally permitted to engage in or acquire direct or indirect control of more than 5 percent of the voting shares of any company engaged in those activities that are “closely related to banking” as defined by the Federal Reserve Board.
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
A bank holding company, such as us, may file an election with the Federal Reserve Board to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that the company's insured depository institution subsidiary is “well capitalized” and “well managed.” Additionally, the rating of the bank holding company's subsidiary bank(s) under the Community Reinvestment Act of 1977 must be satisfactory or better. We have made such an election and are treated as a financial holding company. As such, we may engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If either of our depository institution subsidiaries, Synovus Bank or Synovus Trust Company, ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary or the businesses engaged in activities permissible only for financial holding companies. In addition, if Synovus Bank receives a rating of less than satisfactory under the Community Reinvestment Act, we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, including those described above, the company must enter into an agreement with the Federal Reserve Board to comply with all applicable requirements. If the company does not return to compliance within 180 days, the Federal Reserve Board may order the company to divest its subsidiary bank or the company may discontinue or divest investments in companies engaged in, activities permissible only for a financial holding company.
Actions by Federal and State Regulators
Like all bank and financial holding companies, we are regulated extensively under federal and state law. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve Board, and separately the FDIC as the insurer of bank deposits, have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or other resources, or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our bank regulators can require us or our subsidiaries to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.
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
Change in Control
Subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve Board approval prior to any person or company acquiring “control” of a bank or bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25 percent or more of any class of voting securities, and a rebuttable presumption of control exists if a person acquires 10 percent or more, but less than 25 percent, of any class of voting securities and either the company has registered securities under Section 12 of the Exchange Act or no other person owns a greater percentage of that class of voting securities immediately after the transaction. In certain cases, a company may also be presumed to have control under the Bank Holding Company Act if it acquires 5 percent or more of any class of voting securities. Our common stock and preferred stock is registered under Section 12 of the Exchange Act.
On September 22, 2008, the Federal Reserve Board issued a policy statement on non-controlling equity investments in banks and bank holding companies, that permits investors to (1) acquire up to 33 percent of the total equity of a target bank or bank holding company, subject to certain conditions, including (but not limited to) that the investing firm does not acquire 15 percent or more of any class of voting securities and (2) designate at least one director, without triggering the various regulatory requirements associated with control.

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
Further, Federal Reserve Board guidance provides that bank holding companies should consult with the Federal Reserve Board before taking any actions that could result in a diminished capital base, including increasing dividends or redeeming or repurchasing common stock or other regulatory capital instruments.
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
In addition, the Georgia Financial Institutions Code contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings without the approval of the GA DBF. As a result of the foregoing restrictions, Synovus Bank may be required to seek approval from the GA DBF to pay dividends.
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
Our Capital Requirements
The Federal Reserve Board has issued guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company or financial holding company. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items and that define and set minimum regulatory capital requirements. Effective on January 1, 2015, this regulatory capital framework changed in important respects for us as a result of new rules (“Basel III Capital Rules” or “Revised Rules”) implementing the Dodd-Frank Act and a separate, international regulatory capital initiative known as “Basel III.” Among other things, the Basel III Capital Rules raised the minimum thresholds for required capital and revised certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum thresholds. While the rules became effective on January 1, 2014 for certain large banking organizations, most U.S. banking organizations, including Synovus and Synovus Bank, began compliance on January 1, 2015.
Through December 31, 2014, the applicable capital guidelines required all bank holding companies to maintain Tier 1 Capital of at least 4 percent of risk-weighted assets, Total Capital (the sum of Tier 1 Capital and Tier 2 Capital) of at least 8 percent of risk-weighted assets and Tier 1 Capital of at least 4 percent of adjusted quarterly average assets. Under this framework, Tier 1 Capital consisted principally of shareholders' equity less any amounts of disallowed deferred tax assets, goodwill, other intangible assets, non-financial equity investments, and other items that are required to be deducted by the Federal Reserve Board. Tier 2 Capital consisted principally of perpetual and trust preferred stock that was not eligible to be included as Tier 1 Capital, term subordinated debt, intermediate-term preferred stock and, subject to limitations, general allowances for loan and lease losses.
The Basel III Capital Rules make substantial changes to this framework. Among other things, the Revised Rules (1) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (2) specified that Tier 1 Capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting certain requirements, (3) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (4) expanded the scope of the deductions/adjustments from capital that apply to Synovus and other banking organizations. Under the Revised Rules, for most banking organizations, including Synovus, the most common form of “Additional Tier 1 Capital” is non-cumulative perpetual preferred stock, such as our Series C Preferred Stock, and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan losses, in each case, subject to certain specific requirements set forth in the regulation. Under the Revised Rules, certain hybrid securities, such as trust preferred securities, do not qualify as Tier 1 capital.
Similar to the rules applicable to our results through 2014, under the Revised Rules, assets are adjusted under the risk-based guidelines to take into account different risk characteristics. The Revised Rules changed risk weights for certain assets and off-balance sheet exposures that resulted in higher risk weights for a variety of asset categories, including a 150% risk weight (instead of a 100% risk weight) for certain high volatility commercial real estate acquisition, development and construction loans.
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

The Basel III Capital Rules also introduce a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to the required minimum CET1, Tier 1, and Total Capital ratios identified above. The “capital conservation buffer,” which must consist entirely of CET1, is designed to absorb losses during periods of economic stress. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased-in over a three-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Thus, when the capital conservation buffer is fully phased-in on January 1, 2019, the Revised Rules will require us to maintain: (1) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus the 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%, (2) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, effectively resulting in a minimum Tier 1 capital ratio of 8.5%, (3) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of 10.5% and (4) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.
Under capital standards applicable to our 2014 results, the effects of accumulated other comprehensive income items included in shareholders’ equity under U.S. GAAP were excluded for the purposes of determining regulatory capital ratios. Under the Revised Rules, the effects of certain accumulated other comprehensive items are not excluded. However, the Revised Rules permit most banking organizations, including us and Synovus Bank, to make a one-time permanent election to continue to exclude these items. Synovus and Synovus Bank have made the permanent election to exclude accumulated other comprehensive income from regulatory capital by selecting the "opt-out" election on the March 31, 2015 Call Report and FR Y-9C; thus, Synovus and Synovus Bank will retain the same accumulated other comprehensive income treatment as under the regulatory capital rules in effect prior to January 1, 2015.
As of December 31, 2015, based on management’s interpretation of the Revised Rules, Synovus meets all capital adequacy requirements including the capital conservation buffer, under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in this Report for applicable reconciliation.
Regardless, complying with the Revised Rules will likely affect our operations going forward.
We are also subject to “stress testing” requirements that are designed to require banking organizations to assess the potential impact of different scenarios on their earnings, losses, and capital over a set time period, with consideration given to certain relevant factors, including the organization's condition, risks, exposures, strategies, and activities. Specifically, banking organizations with total consolidated assets of more than $10 billion but less than $50 billion, such as us and Synovus Bank, are required to conduct annual company-run stress tests, report the results to their primary federal regulator and the Federal Reserve Board, and publish a summary of the results. Among other things, these rules establish stress test methodologies, set forth the form of the report that must be submitted, and require publication of a summary of results. Under the rules, stress tests must be conducted using certain scenarios (baseline, adverse and severely adverse), which the Federal Reserve Board and the FDIC will provide each year. In addition, the rules require such organizations to begin publicly disclosing a summary of certain stress test results (i.e., results under the “severely adverse” scenario). On June 19, 2015, we disclosed a summary of our results of the stress testing on our website.
For 2016, due to a change in rules, the stress testing cycle which would have begun on October 1, 2015 instead began on January 1, 2016, using financial data as of December 31, 2015. The scenarios were provided by February 15, 2016, and we are required to conduct and submit the results of the stress tests to our regulators by July 31 and publish a summary of those results between October 15 and October 31, 2016, unless that time period is extended by the regulators. Subsequent years will follow the same schedule.
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

Capital Ratios
Certain regulatory capital ratios for Synovus and Synovus Bank as of December 31, 2015 are shown in the following table, applying the capital rules applicable to our 2015 results.

Table 4 – Capital Ratios as of December 31, 2015
	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Synovus	Synovus Bank
CET1	4.5%	6.5%	10.37%	12.25%
Tier 1 risk-based capital ratio	6.0	8.0	10.37	12.25
Total risk-based capital ratio	8.0	10.0	12.70	13.25
Leverage ratio	4.0	5.0	9.43	11.15

See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Regulatory Capital" of this Report for further information.
Prompt Corrective Action for Undercapitalization
FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators are required to rate insured depository institutions on the basis of five capital categories as described below. The federal banking regulators are also required to take mandatory supervisory actions and are authorized to take other discretionary actions, with respect to insured depository institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the insured depository institution is assigned. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an insured depository institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. The thresholds for each of these categories were revised pursuant to the Basel III Capital Rules, which are discussed above in “Our Capital Requirements.” These revised categories applied to Synovus Bank beginning on January 1, 2015, and are discussed below. Under the regulations, all insured depository institutions are assigned to one of the following capital categories:

•
Well Capitalized - A well-capitalized insured depository institution is one (1) having a total risk-based capital ratio of 10 percent or greater, (2) having a Tier 1 risk-based capital ratio of 8 percent or greater, (3) having a CET1 capital ratio of 6.5 percent or greater, (4) having a leverage capital ratio of 5 percent or greater and (5) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•
Adequately Capitalized - An adequately-capitalized depository institution is one having (1) a total risk-based capital ratio of 8 percent or more, (2) a Tier 1 capital ratio of 6 percent or more, (3) a CET1 capital ratio of 4.5 percent or more, and (4) a leverage ratio of 4 percent or more.

•
Undercapitalized - An undercapitalized depository institution is one having (1) a total capital ratio of less than 8 percent, (2) a Tier 1 capital ratio of less than 6 percent, (3) a CET1 capital ratio of less than 4.5 percent, or (4) a leverage ratio of less than 4 percent.

•
Significantly Undercapitalized - A significantly undercapitalized institution is one having (1) a total risk-based capital ratio of less than 6 percent (2) a Tier 1 capital ratio of less than 4 percent, (3) a CET1 ratio of less than 3 percent or (4) a leverage capital ratio of less than 3 percent.

•	Critically Undercapitalized - A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2 percent.
The prompt corrective action regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines after notice and opportunity for hearing or response that the institution (1) is in an unsafe or unsound condition or (2) has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution's classification within the five categories. Our management believes that our insured bank subsidiary, Synovus Bank, has the requisite capital levels to qualify as a well capitalized institution under the FDICIA regulations. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Regulatory Capital" of this Report for further information.
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
Deposit Insurance and Assessments
Deposits at Synovus Bank are insured by the DIF, as administered by the FDIC, up to the applicable limits established by law. The Dodd-Frank Act amended the statutory regime governing the DIF. Among other things, the Dodd-Frank Act established a minimum designated reserve ratio of 1.35% of estimated insured deposits (which the FDIC has set at 2.0% each year since 2010), required that the fund reserve ratio reach 1.35% by September 30, 2020, and directed the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the Dodd-Frank Act requires the assessment base to be an amount equal to the average consolidated total assets of the insured depository institution during the assessment period, minus the sum of the average tangible equity of the insured depository institution during the assessment period and an amount the FDIC determines is necessary to establish assessments consistent with the risk-based assessment system found in the Federal Deposit Insurance Act. Under proposed rules set forth by the FDIC in October 2015, banks such as Synovus Bank with at least $10 billion in assets would pay a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments to enable the reserve ratio to reach 1.35% after approximately two years of payments of the proposed surcharges.
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
In addition, the FDIC collects FICO deposit assessments, which are calculated off of the assessment base described above. FICO assessments are set quarterly, and it was 0.590 (annual) basis points for all four quarters in 2015. Synovus Bank pays the deposit insurance assessment and pays the quarterly FICO assessments.
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
The regulators provided for a Volcker Rule conformance date of July 21, 2015. Conformance with the provisions prohibiting certain “covered funds” activities was extended by a Federal Reserve Board order that provided for an extension of the Volcker Rule conformance period for legacy ownership interests and sponsorship of covered funds until July 21, 2016. The Federal Reserve Board has expressed its intention to grant the last available statutory extension for such covered funds activities until July 21, 2017.
The Volcker Rule will further restrict and limit the types of activities in which Synovus and its subsidiaries may engage. Moreover, it will require Synovus and its subsidiaries to adopt complex compliance monitoring and reporting systems in order to ensure compliance with the rule while engaging in activities that Synovus and its subsidiaries currently conduct.
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
Reflecting the CFPB's focus on the residential mortgage lending market, the CFPB has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) and has finalized, integrated mortgage disclosure rules that replace and combine certain requirements under the Truth in Lending Act and the Real Estate Settlement Procedures Act and took effect on October 3, 2015. The CFPB has indicated that it expects to issue additional mortgage-related rules in the future.
In addition, there are a number of significant consumer protection standards that apply to functional areas of operation (rather than applying only to loan or deposit products). For example, the Federal Reserve Board issued rules establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The FDIC has also issued rules aimed at protecting consumers in connection with retail foreign exchange transactions.
In recent years, the Federal Reserve Board and the CFPB have made a number of changes to Regulation E. For example, financial institutions are prohibited from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Regulation E amendments also require financial institutions to provide consumers with a notice that explains the financial institution's overdraft services, including the fees associated with the service and the consumer's choices. Financial institutions also must monitor overdraft payment programs for “excessive or chronic” customer use and undertake “meaningful and effective” follow-up action with customers that overdraw their accounts more than six times during a rolling 12-month period. Furthermore, the CFPB has engaged in studies of overdraft practices and the costs to consumers, and has indicated that it may issue new rules regarding these services.
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

The CFPB also has broad authority to prohibit unfair, deceptive or abusive acts and practices and to investigate and penalize financial institutions that violate this prohibition. The CFPB has begun to bring enforcement actions against certain financial institutions for UDAAP violations and issued some guidance on the topic, which provides insight into the agency’s expectations regarding these standards. Among other things, CFPB guidance and its UDAAP-related enforcement actions have emphasized that management of third-party service providers is essential to effective UDAAP compliance and that the CFPB is particularly focused on marketing and sales practices.
We cannot fully predict the effect that being regulated by a new, additional regulatory authority focused on consumer financial protection, or any new implementing regulations or revisions to existing regulations that may result from the establishment of this new authority, will have on Synovus' businesses. Additional regulations resulting from the Dodd-Frank Act and the broad authority of the CFPB could adversely affect Synovus' business, financial condition or results of operations. See “Part 1 - Item 1A. Risk Factors - Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position.” of this Report.
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
Monetary Policy and Economic Controls
The earnings of Synovus Bank, and therefore our earnings, are affected by the policies of regulatory authorities, including the monetary policy of the Federal Reserve Board. n important function of the Federal Reserve Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate for bank borrowings, expanded access to funds for nonbanks and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits. In response to the financial crisis, the Federal Reserve Board created several innovative programs to stabilize certain financial institutions and to ensure the availability of credit, which the Federal Reserve Board has begun to modify in light of improved economic conditions.
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
Available Information
Our website address is www.synovus.com. We file with or furnish to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and annual reports to shareholders, and, from time to time, amendments to these documents and other documents called for by the SEC. The reports and other documents filed with or furnished to the SEC are available to investors on or through our website at investor.synovus.com under the heading “Financial Information” and then under “SEC Filings.” These reports are available on our website free of charge as soon as reasonably practicable after we electronically file them with the SEC.
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
We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees and have also adopted Corporate Governance Guidelines. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our board committees as well as information on how to contact our Board of Directors, are available in the Corporate Governance Section of our website at investor.synovus.com/governance. We will post any waivers of our Code of Business Conduct and Ethics granted to our directors or executive officers on our website at investor.synovus.com.
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
In the current competitive banking environment, operating costs must continue to reduce or grow much slower than overall revenue growth. In addition, we must continue to implement strategies to grow our loan portfolio and increase non-interest income in order to realize continued earnings growth and to remain competitive with the other banks in the markets we serve. Since 2010, we have implemented a series of strategic efficiency and growth initiatives to address the challenges facing us and defined strategies for expense reduction, streamlining of processes and long-term growth initiatives. While we have realized cost-savings as a result of various expense savings initiatives, there is no guarantee that these initiatives will be successful in controlling expenses in the future as a number of factors can influence our levels of expenses, many of which are beyond our control. In addition, while expense management continues to be a major focus for us, management also expects to continue to make strategic investments in technology and talent that are expected to improve our customer experience and support future growth. There can be no assurance that we will ultimately realize the anticipated benefits of our expense reduction and growth strategies, which may impair our earnings growth.
In addition, we are is subject to various risks inherent in our business. These risks may cause the anticipated results from our growth strategies and cost-reduction initiatives to result in implementation charges beyond those currently contemplated or could result in some other unanticipated adverse impact. Furthermore, if we do not realize the anticipated cost-savings from our efficiency initiatives, we may need to take additional actions to achieve the desired cost-savings. The implementation of these initiatives may also have unintended impacts on our ability to attract and retain business and customers. Accordingly, we cannot guarantee that the anticipated long-term benefits from our efficiency and growth initiatives will be realized, and if they are not we may not achieve our strategic and financial objectives.
If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.
Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit, liquidity, operational, regulatory compliance and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. For example, the financial and credit crisis and resulting regulatory reform highlighted both the importance and some of the limitations of managing unanticipated risks. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.
Our allowance for loan losses may not cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.
We derive the most significant portion of our revenues from our lending activities. When we lend money, commit to lend money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. We estimate and maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses, which represents management's best estimate of probable credit losses that have been incurred within the existing portfolio of loans, as described under Note 5 of Notes to Consolidated Financial Statements in this Report and under “Critical Accounting Policies - Allowance for Loan Losses” under “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Report. The allowance, in the judgment of management, is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, risk ratings, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.
Because the risk rating of the loans is dependent on certain subjective information and is subject to changes in the borrower's credit risk profile, evolving local market conditions and other factors, it can be difficult for us to predict the effects that those factors will have on the classifications assigned to the loan portfolio, and thus difficult to anticipate the velocity or volume of the migration of loans through the classification process and effect on the level of the allowance for loan losses. Accordingly, we monitor our credit quality and our reserve requirements and use that as a basis for capital planning and other purposes. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” and “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” of this Report for further information.
Future additions to the allowance may be necessary based on changes in the economic environment as well as changes in assumptions regarding a borrower's ability to pay and/or collateral values. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review the allowance. Based on their judgments about information available to them at the time of their examination, such agencies may require us to recognize additions to the allowance or additional loan charge offs. An increase in the allowance for loan losses would result in a decrease in net income and capital, and could have a material adverse effect on our capital, financial condition and results of operations.
Any future economic downturn could have a material adverse effect on our capital, financial condition, results of operations, and future growth.
Management continually monitors market conditions and economic factors throughout the footprint. If these conditions were to worsen, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for loan losses. Furthermore, the demand for loans and our other products and services could decline. An increase in our non-performing assets and related increases in our provision for loan losses, coupled with a potential decrease in the demand for loans and our other products and services, could negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations and future growth.
Our net interest income could be negatively affected by the low level of short-term interest rates and a decrease in total loans.
Net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense that we pay on interest-bearing liabilities, is a major component of our income and our primary source of revenue from our operations. The narrowing of interest rate spreads could adversely affect our earnings and financial condition. While we anticipate slight increases in interest rates in 2016, we expect rates to remain at historically low levels in 2016. Furthermore, we cannot control or predict with certainty changes in interest rates. Regional and local economic conditions, competitive pressures and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense. We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. However, changes in interest rates still may have an adverse effect on our profitability. A significant portion of our loans, including commercial real estate loans and commercial and industrial loans, bear interest at variable rates. In addition, in order to compete for deposits in our primary market areas, we may offer more attractive interest rates to depositors, or we may have to pursue other sources of liquidity, such as wholesale funds. While we actively manage against these risks through hedging and other risk mitigation strategies, if our assumptions are wrong or overall economic conditions are significantly different than anticipated, our risk mitigation techniques may be insufficient.
Our net interest income was $827.3 million for 2015, an increase of 1.0% compared to $819.3 million for 2014. Our total loans were $22.43 billion as of December 31, 2015 compared to $21.10 billion as of December 31, 2014. Any future decrease in loan yields or lower realized yields on investment securities could reduce our net interest income and could cause additional pressure on net interest income in future periods. This reduction in net interest income also may be exacerbated by the high level of competition that we face in our primary market area. Significant reduction in our net interest income could have a material adverse impact on our capital, financial condition and results of operations.
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
We rely extensively on information technology systems to operate our business and an interruption or security breach may disrupt our business operations, result in reputational harm and have an adverse effect on our operations.
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
We have policies, procedures and systems designed to prevent or limit the effect of possible failures, interruptions or breaches in security of information systems and business continuity programs designed to provide services in the case of an event resulting in material disruptions of our operating systems. We regularly seek to test the effectiveness of and enhance these policies, procedures and systems. However, there is no guarantee that these safeguards or programs will address all of the threats that continue to evolve. The occurrence of any failure, interruption or security breach of any of our operating systems, or the systems of other companies on which we rely, could result in a wide variety of adverse consequences to us, including disruptions to our business operations, damage to our reputation, loss of customers, liabilities to us and increased regulatory scrutiny.
We face significant cyber and data security risk that could result in the disclosure of confidential information, adversely affect our business or reputation and expose us to significant liabilities.
As a large financial institution, we are under continuous threat of loss due to the velocity and sophistication of cyber-attacks. This risk continues to increase. Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. The attempts to breach sensitive customer data, such as account numbers and social security numbers, would present significant reputational, legal and/or regulatory costs to us if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we have been the subject of attempted hacking and cyber-attacks and there can be no assurance that we will not suffer such losses in the future.
The occurrence of any cyber-attack or information security breach could result in material adverse consequences to us including damage to our reputation and the loss of customers. We also could face litigation or additional regulatory scrutiny. Litigation or regulatory actions in turn could lead to significant liability or other sanctions, including fines and penalties or reimbursement to customers adversely affected by a security breach. Even if we do not suffer any material adverse consequences as a result of events affecting us directly, successful attacks or systems failures at other large financial institutions could lead to a general loss of customer confidence in financial institutions including us.
We continually review the security of our IT systems and make the necessary investments to improve the resiliency of our systems and their security from attack. Nonetheless, there remains the risk that we may be materially harmed by a cyber-attack or information security breach. Attack methods continue to evolve in sophistication, velocity, and frequency and can occur from a variety of sources, such as foreign governments, hacktivists, or other well-financed entities, and may originate from less regulated and remote areas of the world. As a result, if such an attack or breach does occur, we will take reasonable and customary measures to address the situation, based on our crisis management plan.
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
We could realize losses if we determine to sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets.
We could realize future losses if the proceeds we receive upon dispositions of non-performing assets are lower than the recorded carrying value of such assets, which could adversely affect our results of operations in future periods. Accordingly, we could realize an increased level of credit costs in any period during which we determine to dispose of an increased level of distressed assets. Further, although market conditions have improved, if market conditions experience another downturn, this could negatively impact our ability to dispose of distressed assets, and may result in higher credit losses on sales of distressed assets.
We are subject to a variety of operational risks, including reputational risk, legal risk, and regulatory and compliance risk, and the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations.
We are exposed to many types of operational risks, including reputational risk, legal and regulatory and compliance risk, the risk of fraud or theft by employees or outsiders, including unauthorized transactions by employees or operational errors, clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. See “Part I - Item 1. Business - Enterprise Risk Management” of this Report for further information. Negative public opinion may result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion may adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action. Actual or alleged conduct by us may result in negative public opinion about our business. Negative public opinion may also affect our credit ratings, which are important to our access to unsecured wholesale borrowings.
Our business involves storing and processing sensitive consumer and business customer data. If personal, non-public, confidential or proprietary information of customers in our possession were to be mishandled or misused, we may suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties. Furthermore, a cyber security breach could result in theft of such data.
Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions, and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses, cyber-attacks or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors') business continuity and data security systems prove to be inadequate. The occurrence of any of these risks may result in a diminished ability of us to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which may adversely affect our business, financial condition or results of operations, perhaps materially.

As an issuer of credit and debit cards we are exposed to losses in the event that holders of our cards experience fraud on their card accounts.
Our customers regularly use Synovus-issued credit and debit cards to pay for transactions with retailers and other businesses. There is the risk of data security breaches at these retailers and other businesses that could result in the misappropriation of our customers’ credit and debit card information. When our customers use Synovus-issued cards to make purchases from those businesses, card account information is provided to the business. If the business’s systems that process or store card account information are subject to a data security breach, holders of our cards who have made purchases from that business may experience fraud on their card accounts. We may suffer losses associated with reimbursing our customers for such fraudulent transactions on customers’ card accounts, as well as for other costs related to data security compromise events, such as replacing cards associated with compromised card accounts. In addition, we provide card transaction processing services to some merchant customers under agreements we have with payment networks such as Visa and MasterCard. Under these agreements, we may be responsible for certain losses and penalties if one of our merchant customers suffers a data security breach.
In the last three years, a number of large retailers suffered substantial data security breaches compromising millions of credit and debit card accounts. To date, our losses and costs related to these breaches have not been material, but other similar events in the future could be more significant to us.
If we pursue acquisitions in the future as part of our growth strategy, we may not be able to complete such acquisitions or successfully integrate bank or nonbank acquisitions into our existing operations.
While we have historically grown by acquisition, we have not completed any acquisitions since the economic downturn. As we have returned to profitability, we may pursue acquisitions of bank or non-bank operations as a growth strategy. However, we may not be successful in identifying suitable acquisition candidates, and even if we identify such candidates, we may not be successful in completing such acquisitions on favorable terms, if at all.
In particular, difficulties may arise in the integration of the business and operations of BHCs, banks and other non-bank entities we acquire and, as a result, we may not be able to achieve the cost savings and synergies that we expect will result from such transactions. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services. Additional savings are dependent upon the integration of the acquired entity’s businesses with our businesses, the conversion of core operating systems, data systems and products and the standardization of business practices. The integration could result in higher than expected deposit attrition, loss of key employees, disruption of our businesses or the businesses of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition.
In addition, we must generally satisfy a number of meaningful conditions before we can complete an acquisition of another bank or BHC, including federal and/or state regulatory approvals. Also, under the Dodd-Frank Act, U.S. regulators must now take systemic risk into account when evaluating whether to approve a potential acquisition transaction. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted.
The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.
The Federal Reserve Board regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. They can also materially decrease the value of financial assets we hold. Federal Reserve policies may also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans, or could adversely create asset bubbles which result from prolonged periods of accommodative policy. This, in turn, may result in volatile markets and rapidly declining collateral values. Changes in Federal Reserve policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict. Also, potential new taxes on corporations generally, or on financial institutions specifically, would adversely affect our net income.
We may become subject to supervisory actions and enhanced regulation that could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our common stock and preferred stock.
Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve, and separately the FDIC as the insurer of bank deposits, each has the authority to compel or restrict certain actions on our part if any of them determine that we have insufficient capital or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. In addition to examinations for safety and soundness, we and our subsidiaries also are subject to continuous examination by state and federal banking regulators, including the CFPB, for compliance with various laws and regulations, as well as consumer compliance initiatives. As a result of this regulatory oversight and examination process, our regulators may require us to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we could be required to take identified corrective actions to address cited concerns, or to refrain from taking certain actions.

If we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and Series C Preferred Stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, discontinue our share repurchase program, dispose of certain assets and liabilities within a prescribed period of time, or all of the above. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our common stock. See “Part I - Item 1. Business - Supervision, Regulation, and Other Factors” in this Report for further information
Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position.
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

•	Application of new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital.

•	Requirement that the company and its subsidiary bank be well capitalized and well managed in order to engage in activities permitted for financial holding companies.

•	Changes to the assessment base for deposit insurance premiums.

•	Permanently raising the FDIC's standard maximum deposit insurance amount to a $250,000 limit for federal deposit insurance.

•	Repeal of the prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

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

•
Rules pertaining to a mortgage borrower’s ability to repay, mortgage loan originator compensation and qualifications, and integrated mortgage disclosure rules that will replace and combine certain existing requirements under the Truth in Lending Act and the Real Estate Settlement Procedures Act, among other requirements affecting the mortgage origination and secondary marketing of mortgages.

Some of these and other major changes could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. Many of these provisions became effective upon enactment of the Dodd-Frank Act, while others were subject to further study, rulemaking, and the discretion of regulatory bodies and have only recently taken effect or will take effect in coming years. In light of these significant changes and the discretion afforded to federal regulators, we cannot fully predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on our businesses or our ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect our business, financial condition or results of operations.
Certain other reform proposals have resulted in us becoming subject to stricter capital requirements and leverage limits, and affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital, including in ways that may adversely impact our shareholders or creditors. See “Part I - Item 1. Business - Supervision, Regulation

and Other Factors” of this Report for further information. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.
We may be required to undertake additional strategic initiatives to improve our capital position due to changes in economic conditions or changes in regulatory capital rules.
Effective January 1, 2015, the regulatory capital framework changed for us in important respects as a result of the new rules implementing the Dodd-Frank Act and a separate, international regulatory capital initiative known as “Basel III” (collectively, the “Basel III Capital Rules”). Among other things, the Basel III Capital Rules raised the minimum thresholds for required capital and revised certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum thresholds. The Basel III Capital Rules also introduced a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to the required minimum CET1, Tier 1 and Total Capital ratios identified above. The “capital conservation buffer,” which must consist entirely of CET1, is designed to absorb losses during periods of economic stress. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased-in over a three-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). In October 2015, we implemented a new capital plan designed to return capital to our shareholders, including the repurchase of up to $300 million of capital stock and an increase in the quarterly dividend payable to holders of our common stock. In addition, during the fourth quarter of 2015, we issued $250 million in subordinated debt and repurchased $46.7 million of our outstanding subordinated notes that mature in 2017. As a result and as of December 31, 2015, our CET1 ratio under Basel III was 9.77% on a fully phased-in basis, which is in excess of the minimum common equity and additional conservation buffer stipulated by the Basel III Capital Rules. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for further information.
We and Synovus Bank are also subject to stress testing requirements, including public disclosures of certain results. The results of such stress testing may require us to take certain actions to improve our capital position. See “Part I - Item 1. Business - Supervision, Regulation and Other Factors” of this Report for further information.
Moreover, the federal bank regulators have issued a series of guidance and rulemakings applicable to large banks. While many of these do not currently apply to us due to our asset size, these issuances could impact industry capital standards and practices in many potentially unforeseeable ways.
We continue to actively monitor economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements, and engage in regular discussions with our regulators regarding capital at both Synovus and Synovus Bank. As part of our ongoing management of capital, we will continue to identify, consider, and pursue additional strategic initiatives to bolster our capital position as deemed necessary, including strategies that may be required to meet the requirements of Basel III and other regulatory initiatives regarding capital, and will continue to evaluate our share repurchase program and increased dividends. The need to maintain more capital and greater liquidity than has been required historically could limit our business activities, including lending, and our ability to expand, either organically or through future acquisitions. It could also result in us taking steps to increase our capital that may be dilutive to shareholders or limit our ability to pay dividends or otherwise return capital to shareholders.
Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results.
We may be unable to access historical and alternative sources of liquidity, including the capital markets, brokered deposits, and borrowings from the FHLB, which could adversely affect our overall liquidity. Liquidity represents the extent to which we have readily available sources of funding needed to meet the needs of our depositors, borrowers and creditors, to support asset growth, and to otherwise sustain our operations and the operations of our subsidiary bank. In managing our consolidated balance sheet, we depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Sources of funding available to us, and upon which we rely as regular components of our liquidity and funding management strategy, include borrowings from the FHLB and brokered deposits. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” and “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” of this Report for further information. We also have historically enjoyed a solid reputation in the capital markets and have been able to raise funds in the form of either short- or long-term borrowings or equity or debt issuances. If, due to market disruptions, perceptions about our credit ratings or other factors, we are unable to access the capital markets in the future, our capital resources and liquidity may be adversely affected.
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
In addition to bank level liquidity management, we must manage liquidity at the Parent Company for various needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our common stock and preferred stock and share repurchases. The primary source of liquidity for us consists of dividends from Synovus Bank which is governed by certain rules and regulations of our supervising agencies. During 2014, Synovus Bank made upstream cash distributions to the Parent Company totaling $182.0 million including cash dividends of $90.6 million. During 2015, Synovus Bank made upstream cash distributions to the Parent Company totaling $225.0 million including cash dividends of $199.9 million. On February 12, 2016, Synovus Bank paid an upstream cash dividend of $100.0 million to the Parent Company. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, GA DBF rules and related statutes contain additional restrictions on payments of dividends by Synovus Bank. In particular, the Georgia Financial Institutions Code contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings and under other circumstances without the approval of the GA DBF. As a result of these restrictions, Synovus Bank may be required to seek approval from the GA DBF to pay dividends. See “Part I - Item 1A. Risk Factors - We may not be able to generate sufficient cash to service all of our debt and repay maturing debt obligations.” of this Report. See "Part I - Item 1. Business - Supervision, Regulatory and Other Factors - Dividends" of this Report for further information. Synovus expects that it will receive additional dividends from Synovus Bank in 2016. If Synovus does not receive dividends from Synovus Bank in 2016 at the levels anticipated, its liquidity could be adversely affected and it may not be able to continue to execute its current capital plan to return capital to its shareholders. In addition to dividends from Synovus Bank, we have historically had access to a number of alternative sources of liquidity, including the capital markets, but there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. If our access to these traditional and alternative sources of liquidity is diminished or only available on unfavorable terms, then our overall liquidity and financial condition will be adversely affected.
Further downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material effect on our operations, earnings, and financial condition.
In 2011, the S&P credit rating agency lowered its long term sovereign credit rating on the United States from AAA to AA+, which reflected S&P's view that an August 2011 agreement of U.S. lawmakers regarding the debt ceiling fell short of what would be necessary to stabilize the U.S. government's medium term debt dynamics. In June 2013, S&P reaffirmed that rating, while raising its outlook from "Negative" to "Stable". The three other major credit rating agencies did not downgrade their previously issued U.S. sovereign credit ratings, though some have issued negative outlooks at various times over the last several years. While the risk of a sovereign credit ratings downgrade of the U.S. government, including the rating of U.S. Treasury securities, has been reduced, the possibility still remains. It is foreseeable that the ratings and perceived creditworthiness of instruments issued, insured or guaranteed by institutions or agencies directly linked to the U.S. government could also be correspondingly affected by any such downgrade. Instruments of this nature are key assets on the balance sheets of financial institutions to meet their day-to-day cash flow needs in the short-term debt market.
A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies, or instruments could exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition and results of operations.
If Synovus Bank is unable to grow its deposits, it may be subject to paying higher funding costs.
The total amount that we pay for funding costs is dependent, in part, on Synovus Bank’s ability to grow its deposits. If Synovus Bank is unable to sufficiently grow its deposits to meet liquidity needs, it may be subject to paying higher funding costs to meet these liquidity needs. Synovus Bank competes with banks and other financial services companies for deposits. If competitors raise the rates they pay on deposits, Synovus Bank’s funding costs may increase, either because Synovus Bank raises rates to avoid losing deposits or because Synovus Bank loses deposits and must rely on more expensive sources of funding. Higher funding costs reduce our net interest margin and net interest income. Synovus Bank’s customers could take their money out of the bank and put it in alternative investments, causing Synovus Bank to lose a lower cost source of funding. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff.
We may not be able to generate sufficient cash to service all of our debt and repay maturing debt obligations.
As of December 31, 2015, we and our consolidated subsidiaries had $2.19 billion of long-term debt outstanding. Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our debt, to refinance our debt or to fund capital expenditures will depend on our future financial and operating performance and our ability to maintain adequate liquidity. Prevailing economic conditions (including interest rates), regulatory constraints, including, among other things, on distributions to us from our subsidiaries and required capital levels with respect to our subsidiary bank and financial subsidiaries, business and other factors, many of which are beyond our control, may also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity, and we may not be able to refinance any of our debt when needed on commercially reasonable terms or at all. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay investments in our business, sell assets, seek to obtain additional equity or debt financing or restructure our debt on terms that may not be favorable to us.
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
To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. From January 1, 2005 through December 31, 2015, Synovus Mortgage originated and sold approximately $8.9 billion of first lien GSE eligible mortgage loans and approximately $3.9 billion of first and second lien non-GSE eligible mortgage loans. The total expense pertaining to losses from repurchases of mortgage loans previously sold, including amounts accrued in accordance with ASC 450, Contingencies, was $920 thousand, $2.0 million, and $1.7 million, for the years ended December 31, 2015, 2014, and 2013, respectively. The total accrued liability related to mortgage repurchase claims was $3.2 million at both December 31, 2015 and 2014.
We may not be able to realize our deferred tax assets in the future and they may be subject to additional valuation allowances, which could adversely affect our operating results and regulatory capital ratios.
As of December 31, 2015, Synovus had $511.9 million in net deferred tax assets, of which $341.1 million was disallowed when calculating regulatory capital. Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. We had a valuation allowance of $11.7 million at

December 31, 2015, which is related to specific state income tax credits that have various expiration dates through the tax year 2018 and are expected to expire before they can be utilized.
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
Future changes in the tax laws could significantly impact our income tax expense, deferred tax asset balance, and the amount of taxes payable.  Current proposals to lower the Federal corporate income tax rate would result in a reduction to our deferred tax asset balance upon enactment of the new tax legislation, with a corresponding one-time, non-cash increase in income tax expense.  Such increase in income tax expense could be material to our results of operations. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Tax Expense” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 22 - Income Taxes" in this Report for further information.
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
In April 2010, we adopted a Rights Plan, which was approved by our shareholders in April 2011 at our 2011 annual meeting. In April 2013, our Board extended the Rights Plan to April 26, 2016, with shareholder ratification in April 2014 at our 2014 annual meeting. The Rights Plan provides an economic disincentive for any one person or group acting in concert to become an owner, for relevant tax purposes, of 5% or more of our stock and is intended to protect our NOLs from the potential negative consequence of an ownership change as defined under Section 382 of the Code.
While adoption of the Rights Plan should reduce the likelihood that future transactions in our stock will result in an ownership change, there can be no assurance that the Rights Plan will be effective to deter a shareholder from increasing its ownership interests beyond the limits set by the Rights Plan or that an ownership change will not occur in the future, especially if the Rights Plan is not extended or a new Rights Plan is not adopted when the current Rights Plan terminates. Furthermore, our ability to enter into future transactions, including those requiring the issuance of additional ownership interests, may be impaired if such transactions result in an unanticipated “ownership change” under Section 382. If an “ownership change” under Section 382 were to occur, the value of our net operating losses and a portion of the net unrealized built-in losses will be impaired.
The costs and effects of litigation, investigations or similar matters involving us or other financial institutions or counterparties, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.
We may be involved from time to time in a variety of litigation, investigations, inquiries or similar matters arising out of our business, including those described in “Part I - Item 3. Legal Proceedings” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Legal Proceedings" of this Report. Synovus cannot predict the outcome of these or any other legal matters. We establish reserves for legal claims when payments associated with the claims become probable and the losses can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. For those legal matters where the amounts associated with the claims are not probable and the costs cannot be reasonably estimated, Synovus estimates a range of reasonably possible losses. As of December 31, 2015, Synovus' management currently estimates the aggregate range of reasonably possible losses resulting from our outstanding litigation, including, without limitation, the matters described in this Report is from zero to $15.0 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to us, and the actual losses could prove to be higher. As there are further developments in these legal matters, we will reassess these matters and the estimated range of reasonably possible losses may change as a result of this assessment. In addition, in the future, we may need to record additional litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management's attention and other resources away from our business.
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
The trading price of our common stock is subject to wide fluctuations. The stock market in general, and the market for the stocks of commercial banks and other financial services companies in particular, has experienced significant price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of those companies. hese broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and the value of your investment may decline.
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
Our articles of incorporation, our Rights Plan and certain banking laws and regulations may have an anti-takeover effect.
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
As of December 31, 2015, we and our subsidiaries owned 220 facilities encompassing approximately 2,130,098 square feet and leased from third parties 91 facilities encompassing approximately 927,741 square feet. The owned and leased facilities are primarily comprised of office space from which we conduct our business. The following table provides additional information with respect to our leased facilities:

Table 5 - Properties
Square Footage	Number of Locations	Average Square Footage
Under 3,000	19	1,442
3,000 – 9,999	53	4,800
10,000 – 18,999	4	14,632
19,000 – 30,000	8	23,988
Over 30,000	7	56,504

See "Part II - Item 8. Financial Statements and Supplementary Data - Note 18 - Commitments and Contingencies" of this Report for further information.
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
Based on our current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, operating results or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations and financial condition for any particular period. For additional information, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Legal Proceedings" of this Report, which Note is incorporated in this Item 3 by this reference.
ITEM 4. MINE SAFETY DISCLOSURES
NOT APPLICABLE.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
Shares of our common stock are traded on the NYSE under the symbol “SNV.” On February 25, 2016, the closing price per share of our common stock as quoted, at the end of regular trading, on the NYSE was $26.65.
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
The table below sets forth the high and low sales prices of our common stock during the years ended December 31, 2015 and December 31, 2014 as reported on the NYSE.

Table 6 – Stock Price Information
	High	Low
2015
Quarter ended December 31, 2015	$33.68	28.55
Quarter ended September 30, 2015	32.52	27.30
Quarter ended June 30, 2015	31.43	27.32
Quarter ended March 31, 2015	28.84	24.41

2014
Quarter ended December 31, 2014	$27.66	21.91
Quarter ended September 30, 2014	25.39	22.53
Quarter ended June 30, 2014	24.96	20.86
Quarter ended March 31, 2014	26.53	22.40

As of February 25, 2016, there were 126,323,281 shares of Synovus common stock issued and outstanding and 14,880 shareholders of record of Synovus common stock, some of which are holders in nominee name for the benefit of a number of different shareholders.
Dividends
The table below sets forth information regarding dividends declared on our common stock during the periods set forth below.

Table 7 – Dividends
	Date Paid to Shareholders	Per Share Amount
2015
Quarter ended December 31, 2015	January 4, 2016	$0.12
Quarter ended September 30, 2015	October 1, 2015	0.10
Quarter ended June 30, 2015	July 1, 2015	0.10
Quarter ended March 31, 2015	April 1, 2015	0.10

2014
Quarter ended December 31, 2014	January 2, 2015	$0.10
Quarter ended September 30, 2014	October 1, 2014	0.07
Quarter ended June 30, 2014	July 1, 2014	0.07
Quarter ended March 31, 2014	April 1, 2014	0.07

During both 2015 and 2014, Synovus paid dividends of $10.2 million on its Series C Preferred Stock, which was issued in July 2013.
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
Synovus' ability to pay dividends is partially dependent upon dividends and distributions that it receives from Synovus Bank and its non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities. During 2014, Synovus Bank made upstream cash distributions to the Parent Company totaling $182.0 million including cash dividends of $90.6 million. During 2015, Synovus Bank made upstream cash distributions to the Parent Company totaling $225.0 million including cash dividends of $199.9 million. On February 12, 2016, Synovus Bank paid an upstream cash dividend of $100.0 million to the Parent Company. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, GA DBF rules and related statutes contain limitations on payments of dividends by Synovus Bank without the approval of the GA DBF. See "Part I - Item 1. Business - Supervision, Regulation and Other Factors - Dividends" of this Report for further information. Synovus is also subject to contractual restrictions that limit its ability to pay dividends if there is an event of default under such contract. Synovus in the future may become subject to additional supervisory actions and/or enhanced regulation that could have a material negative effect on business, operating flexibility, financial condition, and the value of our common stock and preferred stock.
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

Stock Performance Graph
The following graph compares the yearly percentage change in cumulative shareholder return on Synovus stock with the cumulative total return of the Standard & Poor's 500 Index and the KBW Regional Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2010 and reinvestment of all dividends).

Table 8 - Stock Performance
	2010	2011	2012	2013	2014	2015
Synovus	$100	54.71	96.94	144.34	157.13	190.45
Standard & Poor's 500 Index	100	100.00	113.40	146.97	163.71	162.52
KBW Regional Bank Index	$100	75.43	98.22	132.66	142.23	156.94
			.

Issuer Purchases of Equity Securities
On October 21, 2014, Synovus announced a $250 million share repurchase program, which expired on October 23, 2015 and was completed prior to its expiration. In addition, during the third quarter of 2015, Synovus' Board of Directors authorized a $300 million share repurchase program to be completed over the next 15 months. The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2015, all of which were made under the $300 million share repurchase program.

Table 9 - Share Repurchases	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 2015	50,000	$31.27	50,000	$298,436,261
November 2015	307,000	$32.48	307,000	$288,464,494
December 2015	795,500	$32.09	795,500	$262,938,194
Total	1,152,500	$32.16	1,152,500	$262,938,194

(1) The average price paid per share is calculated on a trade date basis and excludes commissions and other transaction expenses.
The foregoing repurchases during the fourth quarter of 2015 totaled $37.1 million, or 1.2 million shares, of common stock and were purchased through a combination of open market transactions and privately negotiated transactions, including under plans complying with Rule 10b 5-1 under the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

Table 10 - Selected Financial Data	Years Ended December 31,
(dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Income Statement
Total revenues(1)	$1,092,469	1,080,057	1,060,818	1,128,941	1,188,021
Net interest income	827,318	819,284	810,192	854,117	924,154
Provision for loan losses	19,010	33,831	69,598	320,369	418,795
Non-interest income	267,920	262,104	253,571	313,966	338,874
Non-interest income excluding investment securities gains (losses), net	265,152	260,773	250,627	274,824	263,867
Non-interest expense	717,655	744,998	741,537	816,237	903,765
Net income (loss)	226,082	195,249	159,383	830,209	(60,844)
Dividends and accretion of discount on preferred stock	10,238	10,238	40,830	58,703	58,088
Net income (loss) available to common shareholders	215,844	185,011	118,553	771,506	(118,712)

Per share data
Net income (loss) per common share, basic	1.63	1.34	0.93	6.87	(1.06)
Net income (loss) per common share, diluted	1.62	1.33	0.88	5.93	(1.06)
Cash dividends declared per common share	0.42	0.31	0.28	0.28	0.28
Book value per common share	22.19	21.42	20.32	23.25	16.76

Balance Sheet
Investment securities available for sale	3,587,818	3,041,406	3,199,358	2,981,112	3,690,125
Loans, net of deferred fees and costs	22,429,565	21,097,699	20,057,798	19,541,690	20,079,813
Total assets	28,792,653	27,050,237	26,200,205	26,757,940	27,159,282
Deposits	23,242,661	21,531,700	20,876,790	21,057,044	22,411,752
Long-term debt	2,186,893	2,139,325	2,031,742	1,724,382	1,361,164
Total shareholders’ equity	3,000,196	3,041,270	2,948,985	3,569,431	2,827,452

Performance ratios and other data
Return on average assets	0.80%	0.74	0.61	3.15	(0.21)
Return on average equity	7.49	6.45	4.84	29.04	(2.09)
Net interest margin	3.19	3.38	3.40	3.50	3.51
Dividend payout ratio(2)	25.93	23.13	30.77	4.71	nm
Tangible common equity to tangible assets ratio(3)	9.90	10.69	10.68	9.66	6.81
Weighted average common shares outstanding, basic	132,423	138,495	127,495	112,352	112,182
Weighted average common shares outstanding, diluted	133,201	139,154	134,226	130,015	112,182

(1)	Consists of net interest income and non-interest income excluding investment securities gains (losses), net.

(2)	Determined by dividing cash dividends declared per common share by diluted net income per share.

(3)
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
Overview of 2015 Financial Results
Net income available to common shareholders was $215.8 million, or $1.62 per diluted common share for the year ended December 31, 2015, an increase of 16.7% and 21.9%, respectively, compared to net income available to common shareholders of $185.0 million, or $1.33 per diluted common share for the year ended December 31, 2014.
2015 results reflect continued broad-based improvement in credit quality as the NPA ratio declined below 1.0% to 0.96% at December 31, 2015 from 1.35% at December 31, 2014. Total credit costs (consisting primarily of provision for loan losses and foreclosed real estate expense, net) were $50.7 million in 2015, a $16.0 million or 24.0% decline from 2014. The NPL ratio declined to 0.75% at December 31, 2015 from 0.94% at December 31, 2014. Total non-performing assets were $215.4 million at December 31, 2015, down $71.4 million, or 24.9%, from December 31, 2014. Net charge-offs totaled $27.8 million, or only 0.13% of average loans, in 2015 down from $79.1 million or 0.39% of average loans in 2014. Total past due loans over 90 days were only 0.01% at December 31, 2015, down one basis point from December 31, 2014.
Adjusted pre-tax, pre-credit costs income (which excludes provision for loan losses, other credit costs, litigation contingency/settlement expenses, restructuring charges, loss on early extinguishment of debt, and certain other items) was $414.6 million in 2015, up 4.0% or $16.1 million from 2014. The increase in adjusted pre-tax, pre-credit costs income was driven by a $8.0 million, or 1.0%, increase in net interest income resulting mainly from a 5.6% increase in average loans, net, of $1.14 billion, and a $10.2 million, or 4.0%, increase in adjusted non-interest income, partially offset by a $2.1 million, or 0.3%, increase in adjusted non-interest expense and a decline of 19 basis points in the net interest margin. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for further information.
The net interest margin declined 19 basis points to 3.19% for the year ended December 31, 2015 compared to the prior year. The yield on earning assets declined 19 basis points to 3.64% and the effective cost of funds was unchanged at 0.45%, in each case for the year ended December 31, 2015 and December 31, 2014.
Total loans ended the year at $22.43 billion, a $1.33 billion, or 6.3%, increase from a year ago. The increase was driven by a $448.9 million, or 6.5%, growth in CRE loans, a $523.7 million, or 5.1%, increase in C&I loans, and a $358.6 million, or 9.1%, increase in retail loans.
Total deposits of $23.24 billion at December 31, 2015 increased $1.71 billion, or 7.9%, from a year ago. Average total deposits grew $1.58 billion, or 7.6%, and average core deposits increased $1.60 billion, or 8.2%, from a year ago, driven by an increase in average non-interest bearing deposits and average money market deposits. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for further information.
On December 7, 2015, Synovus issued in a public offering $250 million aggregate principal amount of subordinated debt due in 2025, for aggregate proceeds of $246.6 million, net of debt issuance costs. Also during the fourth quarter of 2015, Synovus repurchased $46.7 million of the 2017 subordinated notes which resulted in a pre-tax loss of $1.5 million.
During 2015, Synovus maintained strong capital levels and returned over $250 million in capital to common shareholders with $199.2 million of common stock repurchases and $55.4 million of common stock dividends. Synovus' share count declined 4.8% from 2014 and book value per common share increased 3.6% to $22.19 at December 31, 2015. During the fourth quarter of 2015, Synovus increased the quarterly common stock dividend by 20% to $0.12 per share effective with the quarterly dividend paid on January 4, 2016. Total shareholders’ equity at December 31, 2015 was $3.00 billion, a decline of $41.1 million from a year ago and the CET1 ratio at December 31, 2015 was 10.37%. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and "Part II - Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities - Share Repurchases" of this Report for further discussion regarding Synovus' common stock repurchase program and common stock dividend increase.

Consolidated Financial Highlights
A summary of Synovus’ financial performance for the years ended December 31, 2015 and 2014 is set forth in the table below.

Table 11 - Consolidated Financial Highlights
	Years Ended December 31,
(dollars in thousands, except per share data)	2015	2014	Change
Net interest income	$827,318	819,284	1.0%
Provision for loan losses	19,010	33,831	(43.8)
Non-interest income	267,920	262,104	2.2
Adjusted non-interest income (1)	265,151	254,984	4.0
Non-interest expense	717,655	744,998	(3.7)
Adjusted non-interest expense (1)	677,857	675,726	0.3
Income before income taxes	358,573	302,559	18.5
Adjusted pre-tax, pre-credit costs income (1)	414,612	398,542	4.0
Net income	226,082	195,249	15.8
Net income available to common shareholders	215,844	185,011	16.7
Net income per common share, basic	1.63	1.34	22.0
Net income per common share, diluted	1.62	1.33	21.9

	December 31,
	2015	2014	Change
Loans, net of deferred fees and costs	$22,429,565	21,097,699	6.3%
Total deposits	23,242,661	21,531,700	7.9
Total average deposits	22,551,679	20,967,488	7.6
Average core deposits (1)	21,129,730	19,533,066	8.2
Average core deposits excluding average state, county, and municipal (SCM) deposits (1)	18,897,292	17,317,896	9.1

Net interest margin	3.19%	3.38	(19	) bps
Non-performing assets ratio	0.96	1.35	(39)
Non-performing loans ratio	0.75	0.94	(19)
Past due loans over 90 days	0.01	0.02	(1)
Net charge-off ratio	0.13%	0.39	(26)

Tier 1 capital(2)	$2,660,016	2,543,625	4.6%
Common equity Tier 1 capital (transitional)(2)	2,660,016	N/A	N/A
Tier 1 common equity (1)(2)	N/A	2,407,645	N/A
Total risk-based capital(2)	3,255,758	2,987,406	9.0
Tier 1 capital ratio(2)	10.37%	10.86	(49	) bps
Common equity Tier 1 capital ratio (transitional)(2)	10.37	N/A	N/A
Tier 1 common equity ratio (1)(2)	N/A	10.28	N/A
Total risk-based capital ratio(2)	12.70	12.75	(5)
Total shareholders’ equity to total assets ratio(1)	10.42	11.24	(82)
Tangible common equity to tangible assets ratio (1)	9.90	10.69	(79)

(1) See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation.
(2) 2015 regulatory capital determined under Basel III transitional capital rules. Prior periods were determined under Basel I capital rules.

Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with U.S. GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the accounting for the allowance for loan losses and determining the fair value of financial instruments. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are applied in the application of these policies.
Allowance for Loan Losses
The allowance for loan losses is a significant accounting estimate that is determined through periodic and systematic detailed reviews of the Company’s loan portfolio. These reviews are performed to assess the probable incurred losses within the portfolio and to ensure consistency between fluctuations in the allowance and both credit events within the portfolio and prevailing credit trends. The economic and business climate in any given industry or market is difficult to gauge and can change rapidly, and the effects of those changes can vary by borrower. Significant judgments and estimates are necessary in the determination of the allowance for loan losses. Significant judgments include, among others, loan risk ratings and classifications, the determination and measurement of impaired loans, the timing of loan charge-offs, the probability of loan defaults, the net loss exposure in the event of loan defaults, the loss emergence period, qualitative loss factors, management’s plans, if any, for disposition of certain loans, as well as other qualitative considerations. In determining the allowance for loan losses, management makes numerous assumptions, estimates, and assessments, which are inherently subjective. The use of different estimates or assumptions could have a significant impact on the provision for loan losses, allowance for loan losses, non-performing loans, loan charge-offs, financial condition and results of operations.
Dual Risk Rating Implementation
Synovus began implementation of a Dual Risk Rating allowance for loan losses methodology (DRR methodology) for certain components of its commercial and industrial loan portfolio during 2013. The DRR methodology includes sixteen probabilities of default categories and nine categories for estimating losses given an event of default. The result is an expected loss rate established for each borrower. The DRR methodology is generally considered in the banking industry to be a more refined estimate of the inherent risk of loss. The 2013 DRR methodology implementation was applied to approximately $2.4 billion of the total commercial and industrial loan portfolio. Implementation of the DRR methodology resulted in a reduction to the provision for loan losses and the allowance for loan losses of approximately $2.5 million for 2013. During 2014, the DRR implementation was expanded to certain components of the investment properties commercial real estate portfolio totaling approximately $2.5 billion. This implementation resulted in an increase to the provision for loan losses and the allowance for loan losses of approximately $1.8 million for the year ended December 31, 2014. During 2015, the DRR methodology was expanded to additional components of the investment properties commercial real estate portfolio totaling approximately $155 million, which resulted in a decrease to the provision for loan losses and the allowance for loan losses of approximately $250 thousand for the year ended December 31, 2015.
At December 31, 2015, the DRR methodology is utilized to calculate the allowance for loan losses for 36.7% of the commercial loan portfolio and 29.8% of the total loan portfolio. Management currently expects to implement the DRR methodology for additional components of the commercial loan portfolio over the next few years. The implementation is expected to be in multiple phases, with each component determined based primarily on loan type and size. The timing of future implementations will depend upon completion of applicable data analysis and model assessment. Once full implementation is completed, management estimates that the DRR methodology will be utilized to calculate the allowance for loan losses on commercial loans amounting to approximately 35% of the total loan portfolio.
Fair Value Measurements
Synovus evaluates assets, liabilities and other financial instruments that are either required or elected to be carried, reported, or disclosed at fair value, and determines the valuation of these instruments in accordance with FASB ASC Topic 820, Fair Value Measurements, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Synovus assesses the fair value measurements of each instrument on a periodic basis, but no less than quarterly.
Synovus determines the fair value of its financial instruments based on the fair value hierarchy established under ASC 820, which provides a three-level framework for determining the appropriate fair value for a particular asset or liability. Fair value may be based on quoted market prices for identical assets or liabilities traded in active markets (Level 1 valuations). If market prices are not available, quoted prices for similar instruments in active markets, quoted prices in markets that are not active or model-

based valuation techniques for which all significant assumptions are derived principally from or corroborated by observable market data are used (Level 2 valuations). Where observable market data is not available, the valuation is generated using pricing models, discounted cash flow models and similar techniques, and may also include the use of market prices of financial instruments that are not directly comparable to the subject instrument. These methods of valuation may result in a significant portion of the fair value being derived from unobservable assumptions that reflect Synovus’ own estimates for assumptions that market participants would use in pricing the financial instrument (Level 3 valuations). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the financial instrument’s fair value measurement in its entirety.
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
Assets, liabilities and other financial instruments classified as Level 3 in the fair value hierarchy are generally less liquid and estimating their value requires inputs that are unobservable and require the application of significant judgment on behalf of management in order to determine the appropriate fair value of each of these instruments. As of December 31, 2015, Synovus reported $28.9 million of assets (or 0.1% of total assets) classified as Level 3, of which $27.1 million consisted of private equity investments. Also, as of December 31, 2015, Synovus reported $1.4 million of liabilities (or 0.01% of total liabilities) classified as Level 3.
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Fair Value Accounting" of this Report for further discussion of Synovus' use of the various fair value methodologies and the types of assets and liabilities in which fair value accounting is applied.
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
The investment strategy focuses on the use of the investment securities portfolio to generate interest income and to assist in the management of interest rate risk. Synovus moderately increased portfolio duration during 2015 while the average balance of the portfolio increased at a pace similar to overall earning asset growth. The average duration of Synovus’ investment securities portfolio was 2.9 years at December 31, 2015 compared to 2.7 years at December 31, 2014.
Synovus also utilizes a significant portion of its investment portfolio to secure certain deposits and other liabilities requiring collateralization. At December 31, 2015, $2.43 billion of these investment securities were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements. The investment securities are primarily mortgage-backed securities issued by U.S. government agencies and GSEs, both of which have a high degree of liquidity and limited credit risk. A mortgage-backed security depends on the underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. At December 31, 2015, all of the collateralized mortgage obligations and mortgage-backed pass-through securities held by Synovus were issued or backed by federal agencies or GSEs.
As of December 31, 2015 and 2014, the estimated fair value of investment securities available for sale as a percentage of their amortized cost was 99.8% and 100.7%, respectively. The investment securities available for sale portfolio had gross unrealized gains of $19.3 million and gross unrealized losses of $27.3 million, for a net unrealized loss of $8.0 million as of December 31, 2015. The investment securities available for sale portfolio had gross unrealized gains of $32.9 million and gross unrealized losses of $12.4 million, for a net unrealized gain of $20.5 million as of December 31, 2014. Shareholders’ equity included net unrealized losses of $18.2 million and net unrealized losses of $713 thousand on the available for sale portfolio as of December 31, 2015 and 2014, respectively.
The average balance of investment securities available for sale increased to $3.26 billion at December 31, 2015 from $3.09 billion at December 31, 2014. Synovus earned a taxable-equivalent rate of 1.82% and 1.88% for 2015 and 2014, respectively, on its investment securities available for sale portfolio. For the years ended December 31, 2015 and 2014, investment securities available for sale represented 12.55% and 12.71%, respectively, of interest earning assets.
The following table shows investment securities available for sale by type as of December 31, 2015 and 2014.

Table 12 - Investment Securities Available for Sale	December 31,

(in thousands)	2015	2014
U.S. Treasury securities	$43,357	42,826
U.S. Government agency securities	13,623	27,324
Securities issued by U.S. Government sponsored enterprises	126,909	82,042
Mortgage-backed securities issued by U.S. Government agencies	210,004	179,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,630,419	2,261,681
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	529,597	417,076
State and municipal securities	4,434	5,206
Equity securities	9,672	6,748
Other investments	19,803	18,687
Total fair value	$3,587,818	3,041,406

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

Table 13 - Maturities and Weighted Average Yields of Investment Securities Available for Sale as of December 31, 2015
(dollars in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Fair Value
U.S. Treasury securities	$18,243	25,114	—	—	—	43,357
U.S. Government agency securities	—	6,907	6,716	—	—	13,623
Securities issued by U.S. Government sponsored enterprises	80,634	46,275	—	—	—	126,909
Mortgage-backed securities issued by U.S. Government agencies	—	—	18,999	191,005	—	210,004
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	755	1,634,107	995,557	—	2,630,419
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	529,597	—	529,597
State and municipal securities	1,080	701	—	2,653	—	4,434
Other investments	—	—	14,985	1,745	3,073	19,803
Securities with no stated maturity (equity securities)	—	—	—	—	9,672	9,672
Total	$99,957	79,752	1,674,807	1,720,557	12,745	3,587,818

Weighted Average Yield
U.S. Treasury securities	0.01%	1.66	—	—	—	0.96
U.S. Government agency securities	—	5.25	5.42	—	—	5.33
Securities issued by U.S. Government sponsored enterprises	1.08	1.92	—	—	—	1.39
Mortgage-backed securities issued by U.S. Government agencies	—	—	2.68	2.53	—	2.55
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	5.47	1.55	2.32	—	1.84
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	2.21	—	2.21
State and municipal securities	7.34	7.39	—	5.55	—	6.29
Other investments	—	—	5.50	4.25	2.01	4.83
Securities with no stated maturity (equity securities)	—	—	—	—	4.29	4.29
Total	0.95%	2.20	1.62	2.37	5.48	1.95

Loans
The following table shows loans by portfolio class and as a percentage of total loans, net of deferred fees and costs, as of December 31, 2015 and 2014.

Table 14 - Loans by Portfolio Class
	December 31,
	2015		2014
(dollars in thousands)	Total Loans	%*	Total Loans	%*
Investment properties	$5,751,631	25.6%	$5,206,674	24.7%
1-4 family properties	1,109,854	4.9	1,133,882	5.3
Land acquisition	513,981	2.3	586,046	2.8
Total commercial real estate	7,375,466	32.8	6,926,602	32.8
Commercial, financial, and agricultural	6,472,482	28.9	6,182,312	29.3
Owner-occupied	4,318,950	19.2	4,085,407	19.4
Total commercial and industrial	10,791,432	48.1	10,267,719	48.7
Home equity lines	1,689,914	7.5	1,683,998	8.0
Consumer mortgages	1,938,683	8.6	1,694,061	7.9
Credit cards	240,851	1.1	253,649	1.2
Other retail loans	423,318	1.9	302,460	1.4
Total retail	4,292,766	19.1	3,934,168	18.5
Deferred fees and costs, net	(30,099)	nm	(30,790)	nm
Total loans, net of deferred fees and costs	$22,429,565	100.0%	$21,097,699	100.0%

*Loan balance in each category is before net deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.
nm - not meaningful
Total loans ended the year at $22.43 billion, a $1.33 billion or 6.3% increase from a year ago. The increase was driven by well balanced growth across the entire loan portfolio - a $448.9 million or 6.5% increase in commercial real estate loans, a $523.7 million or 5.1% increase in commercial and industrial loans, and a $358.6 million or 9.1% increase in retail loans. Annual loan growth for 2016 is currently expected to be in the mid single-digits.
Commercial Loans
The commercial loan portfolio consists of commercial and industrial loans and commercial real estate loans. Total commercial loans at December 31, 2015 were $18.17 billion, or 80.9% of the total loan portfolio, and grew $972.6 million or 5.7% from December 31, 2014.
The Corporate Banking Group provides lending solutions to larger corporate clients and includes specialty commercial loan units such as loan syndications, corporate real estate, senior housing, middle market, equipment finance, and healthcare banking. These units partner with Synovus' local bankers to build relationships across the five-state footprint, as well as selected other areas in the southeastern and southwestern United States. To date, loan syndications consist primarily of loans where Synovus is participating in the credit. Senior housing loans are typically extended to borrowers primarily in the assisted living, independent living, or memory care facilities sectors. Synovus has continued to develop its middle market lending program by enhancing its focus on this program and reallocating lending resources while sustaining momentum from investments made in other specialty lines such as healthcare banking. The Corporate Banking Group also originates direct loans to well-capitalized public companies and larger private companies that operate predominantly in the five-state footprint and other Southeastern states.
At December 31, 2015 and 2014, Synovus had 24 and 25 commercial loan relationships with total commitments of $50 million or more (including amounts funded), respectively. The average funded balance of these relationships at December 31, 2015 and 2014 was approximately $35 million and $36 million, respectively.
Commercial and Industrial (C&I) Loans
Total commercial and industrial loans at December 31, 2015 were $10.79 billion, or 48.1% of the total loan portfolio, compared to $10.27 billion, or 48.7% of the total loan portfolio at December 31, 2014, an increase of $523.7 million, or 5.1%, from 2014. The commercial and industrial loan portfolio represents the largest category of Synovus' total loan portfolio and is currently concentrated on small to middle market commercial and industrial lending disbursed throughout a diverse group of industries primarily in the Southeast. The industries that primarily contributed to the C&I loan growth during 2015 included health care and social assistance, transportation and warehousing, retail trade, finance and insurance, wholesale trade, and accommodation and food services. For more detailed information on the C&I portfolio by industry at December 31, 2015 and 2014 see the table below, Commercial and Industrial Loans by Industry.

Table 15 - Commercial and Industrial Loans by Industry
	December 31, 2015		December 31, 2014
(dollars in thousands)	Amount	%*	Amount	%*
Health care and social assistance	$2,242,852	20.8%	$1,856,795	18.1%
Manufacturing	880,010	8.1	878,492	8.6
Retail trade	868,834	8.0	814,882	8.0
Finance and insurance	736,492	6.8	684,319	6.7
Real estate and rental and leasing	685,310	6.4	721,477	7.0
Wholesale trade	672,167	6.2	627,736	6.1
Professional, scientific, and technical services	628,626	5.8	588,862	5.7
Real estate other	506,328	4.7	497,396	4.8
Accommodation and food services	490,626	4.5	449,036	4.4
Construction	425,589	3.9	432,521	4.2
Agriculture, forestry, fishing, and hunting	394,587	3.7	366,041	3.6
Transportation and warehousing	336,048	3.1	250,221	2.4
Information	234,893	2.2	239,996	2.3
Administration, support, waste management, and remediation	211,227	2.0	247,226	2.4
Educational services	210,656	2.0	227,272	2.2
Other services	859,315	8.0	860,105	8.4
Other industries	407,872	3.8	525,342	5.1
Total commercial and industrial loans	$10,791,432	100.0%	$10,267,719	100.0%
					—
* Loan balance in each category expressed as a percentage of total commercial and industrial loans.

C&I lending is a key component of Synovus' growth and diversification strategy. Synovus continues to invest in additional lending expertise in key strategic markets as well as offer enhanced products and services to its commercial and industrial clients. Complementing this investment in C&I growth, management continues to focus on streamlining and enhancing Synovus' existing product lines, especially for traditional retail, small business, and professional services customers. Synovus has increased its focus in areas such as SBA/Government Guaranteed Lending, which is an extension of our relationship-based banking approach. SBA/Government Guaranteed Lending generated a 65% increase in loan production during 2015, driven by talent acquisition as well as new product offerings. A similar level of production growth is expected in 2016.
At December 31, 2015, $6.47 billion, or 60.0% of the total commercial and industrial loans represented loans for the purpose of financing commercial, financial, and agricultural business activities compared to $6.18 billion or 60.2% of the total commercial and industrial loans at December 31, 2014 . The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, and other business assets.
At December 31, 2015, $4.32 billion, or 40.0% of the total commercial and industrial loans represented loans for the purpose of financing owner-occupied properties compared to $4.09 billion or 39.8% of the total commercial and industrial loans at December 31, 2014. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominantly secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
Total commercial real estate loans, consisting of investment properties, 1-4 family properties, and land acquisition loans and representing 32.8% of the total loan portfolio at December 31, 2015, were $7.38 billion, an increase of $448.9 million, or 6.5%, from December 31, 2014. The increase was primarily the result of growth in investment properties loans partially offset by reductions in land acquisition loans and 1-4 family properties loans.

Investment Properties Loans
Total investment properties loans as of December 31, 2015 were $5.75 billion, or 78.0% of the total commercial real estate loan portfolio, and 25.6% of the total loan portfolio, compared to $5.21 billion, or 75.2% of the total commercial real estate loan portfolio, and 24.7% of the total loan portfolio at December 31, 2014. Total investment properties increased $545.0 million or 10.5% during 2015 primarily due to strong growth in the office buildings and multi-family properties categories. Substantially all of the growth in office buildings loans was non-construction related. Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties.
The following table shows the principal categories of the investment properties loan portfolio at December 31, 2015 and 2014.

Table 16 - Investment Properties Loan Portfolio
	December 31,
	2015		2014
(dollars in thousands)	Amount	%*	Amount	%*
Multi-family	$1,391,453	24.2%	$1,205,095	23.2%
Hotels	703,825	12.2	697,987	13.4
Office buildings	1,495,247	26.0	1,196,537	23.0
Shopping centers	956,394	16.6	881,820	16.9
Warehouses	563,217	9.8	559,320	10.7
Other investment property	548,685	9.6	543,925	10.5
Commercial development	92,810	1.6	121,990	2.3
Total investment properties loans	$5,751,631	100.0%	$5,206,674	100.0%

*Loan balance in each category expressed as a percentage of total investment properties loans.
1-4 Family Properties Loans
At December 31, 2015, 1-4 family properties loans declined to $1.11 billion, or 15.0% of the total commercial real estate portfolio, and 4.9% of the total loan portfolio, compared to $1.13 billion, or 16.4% of the total commercial real estate portfolio, and 5.3% of the total loan portfolio at December 31, 2014 primarily due to limited originations of new loans and principal reductions. 1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. Construction and residential development loans are primarily interest-only loans and typically carry maturities of three years or less, and 1-4 family rental properties carry maturities of three to five years, with amortization periods of up to fifteen to twenty years.
Land Acquisition Loans
Land acquisition loans were $514.0 million at December 31, 2015, or 7.0% of the total commercial real estate portfolio and 2.3% of the total loan portfolio. Land acquisition loans declined 12.3% from December 31, 2014, primarily due to very limited originations of new loans, principal reductions and continued resolution of selected distressed loans. Land acquisition loans are secured by land held for future development, typically in excess of one year. They have short-term maturities and are typically unamortized. These properties are substantially within the Synovus footprint and generally carry personal guarantees from the principals. They are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s).

Retail Loans
Total retail loans as of December 31, 2015 were $4.29 billion, or 19.1% of the total loan portfolio compared to $3.93 billion, or 18.5% of the total loan portfolio at December 31, 2014. Total retail loans increased by $358.6 million, or 9.1%, from December 31, 2014 due primarily to initiatives to grow this portion of the loan portfolio. The retail loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, home equity lines, credit card loans, automobile loans, and other retail loans. These various types of secured and unsecured retail loans are marketed to qualifying existing clients and to other creditworthy candidates in Synovus' market area. The majority of Synovus' retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus. Consumer mortgages increased $244.6 million or 14.4% from 2014 to $1.94 billion primarily due to enhanced origination efforts to potential Private Client Services customers. Credit card loans totaled $240.9 million at December 31, 2015 and $253.6 million at December 31, 2014, including $52.2 million and $55.3 million of commercial credit card loans at December 31, 2015 and 2014, respectively. These commercial credit card loans relate to Synovus' commercial customers who utilize corporate credit cards for various business activities. Other retail loans increased $120.9 million or 40.0% to $423.3 million at December 31, 2015, primarily due to beginning a point of sale lending partnership near the end of the third quarter of 2015. Additional similar retail lending strategies are being considered and would complement our overall growth plan. It is currently expected that these strategies would not comprise more than 2-3% of the total loan portfolio.
Risk levels 1-6 (descending) are assigned to retail loans based upon a risk score matrix. The retail loan portfolio is sent to a consumer credit reporting agency for a refresh of customers' credit scores at least annually to determine ongoing consistency or negative migration in the quality of the portfolio. As part of the refresh most recently completed as of December 31, 2015, revolving lines of credit were reviewed for a material change in financial circumstances and subsequently suspended for further advances when warranted. FICO scores within the retail residential real estate portfolio have generally remained stable over the last several years.
Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of the origination date or, if the loan has been refinanced, as of the refinance date, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' retail lending strategy, and Synovus does not currently develop or offer specific sub-prime, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of December 31, 2015, it has $116.2 million of higher-risk consumer loans (2.7% of said portfolio and 0.5% of the total loan portfolio) compared to $134.9 million as of December 31, 2014. Included in these amounts are $13.4 million and $15.9 million, respectively, of accruing TDRs as of December 31, 2015 and December 31, 2014. Synovus makes retail lending decisions based upon a number of key credit risk determinants including FICO scores, loan-to-value, and debt-to-income ratios.
At December 31, 2015 and December 31, 2014, weighted average FICO scores within the retail residential real estate portfolio were 769 and 766 (HELOCs), respectively, and 759 and 757 (Consumer Mortgages), respectively. Total past dues within the retail residential real estate portfolio as of December 31, 2015 were 0.35% (HELOCs) and 0.45% (Consumer Mortgages) compared to 0.46% (HELOCs) and 0.75% (Consumer Mortgages) at December 31, 2014. The net charge-off ratios for the year ended December 31, 2015 were 0.18% (HELOCs) and 0.31% (Consumer Mortgages) compared to 0.33% (HELOCs) and 0.28% (Consumer Mortgages) for the year ended December 31, 2014.
See "Part I - Item 1.Business - Monitoring of Collateral and Loan Guarantees" of this Report for information on monitoring of collateral and loan guarantees.

The following table shows the composition of the loan portfolio at December 31, 2015, 2014, 2013, 2012, and 2011.

Table 17 - Five Year Composition of Loan Portfolio
	December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial
Commercial, financial, and agricultural	$6,472,482	28.9%	$6,182,312	29.3%	$5,895,265	29.4%	$5,592,858	28.6%	$5,247,364	26.1%
Owner-occupied	4,318,950	19.2	4,085,407	19.4	4,036,186	20.1	3,976,593	20.3	3,982,441	19.9
Real estate — construction	2,161,872	9.6	1,714,942	8.1	1,758,054	8.8	1,748,774	8.9	2,381,728	11.9
Real estate — mortgage	5,213,594	23.2	5,211,660	24.7	4,748,922	23.6	4,749,090	24.3	4,900,692	24.3
Total commercial	18,166,898	80.9	17,194,321	81.5	16,438,427	81.9	16,067,315	82.1	16,512,225	82.2
Retail		—
Real estate — mortgage	3,628,597	16.1	3,378,059	15.9	3,106,609	15.4	2,953,958	15.1	3,031,334	15.1
Retail loans — credit cards	240,851	1.1	253,649	1.2	256,846	1.3	263,561	1.4	273,098	1.3
Retail loans — other	423,318	1.9	302,460	1.4	284,778	1.4	277,229	1.4	275,142	1.4
Total retail	4,292,766	19.1	3,934,168	18.5	3,648,233	18.1	3,494,748	17.9	3,579,574	17.8
Total loans	22,459,664		21,128,489		20,086,660		19,562,063		20,091,799
Deferred fees and costs, net	(30,099)	nm	(30,790)	nm	(28,862)	nm	(20,373)	nm	(11,986)	nm
Total loans, net of deferred fees and costs	$22,429,565	100.0%	$21,097,699	100.0%	$20,057,798	100.0%	$19,541,690	100.0%	$20,079,813	100.0%

*Loan balance in each category is before net deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.
nm - not meaningful

Deposits
Deposits provide the most significant funding source for interest earning assets. Total deposits were $23.24 billion at December 31, 2015, an increase of $1.71 billion, or 7.9%, compared to year-end 2014. Non-interest bearing deposits totaled $6.73 billion, at December 31, 2015, an increase of $504.5 million, or 8.1%, from December 31, 2014.
The following table shows the relative composition of average deposits for 2015 and 2014. See Table 21 for additional information on average deposits including average rates paid in 2015, 2014, and 2013.

Table 18 - Composition of Average Deposits
	2015		2014
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Non-interest bearing demand deposits	$6,485,371	28.8%	$5,810,865	27.7%
Interest bearing demand deposits	3,949,087	17.5	3,802,896	18.2
Money market accounts, excluding brokered deposits	6,661,327	29.5	6,041,052	28.8
Savings deposits	675,946	3.0	636,468	3.0
Time deposits, excluding brokered deposits	3,357,999	14.9	3,241,785	15.5
Brokered deposits	1,421,949	6.3	1,434,422	6.8
Total average deposits	22,551,679	100.0	20,967,488	100.0
Average core deposits(2)	21,129,730	93.7	19,533,066	93.2
Average core deposits excluding average SCM deposits(2)	$18,897,292	83.8%	$17,317,896	82.6%

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for further information.
Total average deposits increased $1.58 billion, or 7.6%, to $22.55 billion in 2015 from $20.97 billion in 2014. Average core deposits were up $1.60 billion, or 8.2%, from 2014 and average non-interest bearing demand deposits as a percentage of total average deposits were 28.8% for 2015 compared to 27.7% for 2014. Average core deposits excluding average state, county, and municipal (SCM) deposits grew $1.58 billion, or 9.1%, from the previous year. The increase in deposits was largely due to growth in money market and non-interest bearing demand deposits. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for further information.
Average brokered deposits represented 6.3% of Synovus' total average deposits for 2015 compared to 6.8% for 2014.
Time deposits of $100,000 and greater at December 31, 2015 and 2014 were $2.77 billion and $3.31 billion, respectively, and included brokered time deposits of $759.5 million and $1.46 billion, respectively. See Table 19 for the maturity distribution of time deposits of $100,000 or more. These larger deposits represented 11.9% and 15.4% of total deposits at December 31, 2015 and 2014, respectively, and included brokered time deposits which represented 3.3% and 6.8% of total deposits at December 31, 2015 and 2014, respectively.
The following table shows maturities of time deposits of $100,000 or more at December 31, 2015.

Table 19 - Maturity Distribution of Time Deposits of $100,000 or More
(in thousands)	December 31, 2015
3 months or less	$561,397
Over 3 months through 6 months	466,153
Over 6 months through 12 months	697,725
Over 12 months	1,043,566
Total outstanding	$2,768,841

Net Interest Income
The following table summarizes the components of net interest income for the years ended December 31, 2015, 2014 and 2013, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% federal income tax rate.

Table 20 - Net Interest Income
	Years Ended December 31,
(in thousands)	2015	2014	2013
Interest income	$945,962	928,692	929,014
Taxable-equivalent adjustment	1,304	1,678	2,184
Interest income, taxable-equivalent	947,266	930,370	931,198
Interest expense	118,644	109,408	118,822
Net interest income, taxable-equivalent	$828,622	820,962	812,376

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
Net interest income for 2015 was $827.3 million, up $8.0 million, or 1.0%, from 2014. On a taxable-equivalent basis, net interest income increased $7.7 million, or 0.9%, from 2014. During 2015, average earning assets increased $1.69 billion, or 7.0%, primarily as a result of an increase in net loans and investment securities balances.
Net interest income for 2014 was $819.3 million, up $9.1 million, or 1.1%, from 2013. On a taxable-equivalent basis, net interest income increased $8.6 million, or 1.1%, from 2013. During 2014, average earning assets increased $391.0 million, or 1.6%, primarily as a result of an increase in net loans.
Net Interest Margin
The net interest margin was 3.19% for 2015, a decrease of 19 basis points from 2014. The yield on earning assets decreased 19 basis points to 3.64% and the effective cost of funds was unchanged at 0.45%. The effective cost of funds includes non-interest bearing funding sources primarily consisting of demand deposits.
The primary components of the yield on interest earning assets are loan yields, yields on investment securities, and the yield on balances held with the Federal Reserve Bank. The primary factors negatively impacting earning asset yields were a 16 basis point decline in loan yields and a 6 basis point decline in taxable investment securities yields. Loan yield decreases were primarily driven by downward repricing of maturing and prepaid loans as well a continued low level of market rates on newly originated loans. The decline in taxable investment securities yields was due to a higher level of purchased premium amortization.
The primary factors impacting the effective cost of funds during 2015 were an 11 basis point increase in the cost of time deposits and a 4 basis point increase in the cost of money market deposits. These increases were offset by a higher level of non-interest bearing funding.
The net interest margin is expected to increase to approximately 3.25% in the first quarter of 2016 from 3.19% for the year 2015. If there are no further rate increases in 2016, the net interest margin could experience modest pressure in the second half of the year. Due to our asset sensitive balance sheet position, a 25 basis point increase in the fed funds rate in June would allow the net interest margin to remain at the 3.25% level for the year with some volatility within the quarters.
The net interest margin was 3.38% for 2014, a decrease of 2 basis points from 2013. The yield on earning assets decreased 6 basis points to 3.83% and the effective cost of funds decreased 4 basis points to 0.45%. The effective cost of funds includes non-interest bearing funding sources primarily consisting of demand deposits.

During 2014, loan yields decreased 22 basis points to 4.29%. Loan yield decreases were primarily driven by downward repricing of maturing and prepaid loans as well as a continued low level of market rates on newly originated loans. Factors positively impacting earning asset yields included a 17 basis point increase in taxable investment securities yields primarily due to a lower level of purchased premium amortization. A reduction in lower yielding interest bearing funds at the Federal Reserve Bank also positively impacted earning asset yields.
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

Table 21 - Average Balances, Interest, and Yields
	2015			2014			2013
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest earning assets:
Taxable loans, net(1)(2)	$21,462,926	875,147	4.08%	$20,338,439	860,070	4.23%	$19,494,216	862,833	4.43%
Tax-exempt loans, net(1)(2)(3)	73,907	3,444	4.66	93,147	4,449	4.78	112,030	5,564	4.97
Less Allowance for loan losses	254,863	—	—	285,803	—	—	341,658	—	—
Loans, net	21,281,970	878,591	4.13	20,145,783	864,519	4.29	19,264,588	868,397	4.51
Investment securities available for sale:
Taxable investment securities	3,258,121	58,968	1.81	3,083,677	57,605	1.87	3,070,019	52,118	1.70
Tax-exempt investment securities(3)	4,604	285	6.19	5,595	348	6.22	10,827	686	6.34
Total investment securities	3,262,725	59,253	1.82	3,089,272	57,953	1.88	3,080,846	52,804	1.71
Trading account assets	10,499	303	2.89	16,494	456	2.76	10,090	548	5.43
Interest earning deposits with banks	16,641	14	0.08	14,816	2	0.01	21,598	22	0.10
Due from Federal Reserve Bank	1,201,254	3,144	0.26	821,394	2,081	0.25	1,258,473	3,222	0.26
Federal funds sold and securities purchased under resale agreements	76,143	63	0.08	76,747	48	0.06	95,838	85	0.09
FHLB and Federal Reserve Bank stock	73,843	3,353	4.54	78,089	3,007	3.85	67,998	1,679	2.47
Mortgage loans held for sale	68,722	2,545	3.70	57,606	2,304	4.00	109,761	4,441	4.05
Total interest earning assets	25,991,797	947,266	3.64%	24,300,201	930,370	3.83%	23,909,192	931,198	3.89%
Cash and cash equivalents	414,519			411,741			431,003
Premises and equipment, net	450,056			464,018			477,688
Other real estate	69,869			101,628			142,570
Other assets(4)	1,172,717			1,258,737			1,368,791
Total assets	28,098,958			26,536,325			26,329,244
Liabilities and Equity
Interest bearing liabilities:
Interest bearing demand deposits	$3,949,087	7,117	0.18%	$3,802,896	7,110	0.19%	$3,943,616	7,773	0.20%
Money market accounts	6,883,496	23,687	0.34	6,230,354	18,636	0.30	6,334,248	20,817	0.33
Savings deposits	675,947	375	0.06	636,468	521	0.08	601,036	632	0.11
Time deposits	4,557,778	34,355	0.75	4,486,904	28,913	0.64	4,579,979	35,170	0.77
Federal funds purchased and securities sold under repurchase agreements	205,305	168	0.08	198,085	220	0.11	208,267	324	0.16
Long-term debt	2,114,197	52,942	2.50	2,120,800	54,008	2.55	1,806,351	54,106	3.00
Total interest bearing liabilities	18,385,810	118,644	0.65%	17,475,507	109,408	0.63%	17,473,497	118,822	0.68%
Non-interest bearing demand deposits	6,485,371			5,810,866			5,353,819
Other liabilities	209,877			224,600			206,431
Equity	3,017,900			3,025,352			3,295,497
Total liabilities and equity	$28,098,958			$26,536,325			$26,329,244
Net interest income/margin		828,622	3.19%		820,962	3.38%		812,376	3.40%
Less Taxable-equivalent adjustment		1,304			1,678			2,184
Net interest income, actual		827,318			819,284			810,192

(1)	Average loans are shown net of deferred fees and costs. Non-performing loans are included.

(2)	Interest income includes net loan fees as follows: 2015 — $30.5 million, 2014 — $29.3 million, and 2013 — $25.6 million.

(3)	Reflects taxable-equivalent adjustments, using the statutory federal tax rate of 35%, adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.

(4)	Includes average net unrealized gains on investment securities available for sale of $19.7 million, $6.1 million, and $12.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Table 22 - Rate/Volume Analysis	2015 Compared to 2014 Change Due to(1)			2014 Compared to 2013 Change Due to(1)
(in thousands)	Volume	Yield/Rate	Net Change	Volume	Yield/Rate	Net Change
Interest earned on:
Taxable loans, net	$47,566	$(32,489)	$15,077	$37,399	(40,162)	(2,763)
Tax-exempt loans, net(2)	(920)	(85)	(1,005)	(938)	(177)	(1,115)
Taxable investment securities	3,262	(1,899)	1,363	232	5,255	5,487
Tax-exempt investment securities(2)	(62)	(1)	(63)	(332)	(6)	(338)
Trading account assets	(165)	12	(153)	348	(440)	(92)
Interest earning deposits with banks	—	12	12	(7)	(13)	(20)
Due from Federal Reserve Bank	950	113	1,063	(1,136)	(5)	(1,141)
Federal funds sold and securities purchased under resale agreements	—	15	15	(17)	(20)	(37)
FHLB and Federal Reserve Bank stock	(163)	509	346	249	1,079	1,328
Mortgage loans held for sale	445	(204)	241	(2,112)	(25)	(2,137)
Total interest income	50,913	(34,017)	16,896	33,686	(34,514)	(828)

Interest paid on:
Interest bearing demand deposits	278	(271)	7	(281)	(382)	(663)
Money market accounts	1,959	3,092	5,051	(343)	(1,838)	(2,181)
Savings deposits	32	(178)	(146)	39	(150)	(111)
Time deposits	454	4,988	5,442	(717)	(5,540)	(6,257)
Federal funds purchased and securities sold under repurchase agreements	8	(60)	(52)	(16)	(88)	(104)
Other borrowed funds	(168)	(898)	(1,066)	9,433	(9,531)	(98)
Total interest expense	2,563	6,673	9,236	8,115	(17,529)	(9,414)
Net interest income	$48,350	$(40,690)	$7,660	$25,571	(16,985)	8,586

(1)	The change in interest due to both rate and volume has been allocated to the yield/rate component.

(2)	Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35%, in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.
Non-interest Income
Non-interest income for the year ended December 31, 2015 was $267.9 million, up $5.8 million, or 2.2%, compared to 2014. Adjusted non-interest income, which excludes net investment securities gains and the prior year net gain of $5.8 million from the Memphis transaction, increased $10.2 million or 4.0% compared to 2014. The increase over prior year was driven primarily by an increase in mortgage banking income. Additionally, all non-interest income categories (except for other non-interest income) reflect growth over the prior year. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation.
The following table shows the principal components of non-interest income.

Table 23 - Non-interest Income
	Years Ended December 31,
(in thousands)	2015	2014	2013
Service charges on deposit accounts	$80,142	78,897	77,789
Fiduciary and asset management fees	45,928	45,226	43,450
Brokerage revenue	27,855	27,088	27,538
Mortgage banking income	24,096	18,354	22,482
Bankcard fees	33,172	32,931	30,641
Investment securities gains, net	2,769	1,331	2,945
Other fee income	21,170	19,130	22,567
Gain on sale of Memphis branches, net	—	5,789	—
Other non-interest income	32,788	33,358	26,159
Total non-interest income	$267,920	262,104	253,571

Principal Components of Non-interest Income
Service charges on deposit accounts were $80.1 million in 2015, an increase of $1.2 million, or 1.6%, from the previous year, and $78.9 million in 2014, an increase of 1.4% from 2013. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were $37.3 million in 2015, an increase of $1.2 million, or 3.4% from 2014, due primarily to an increase in overdraft service utilization rates and higher opt-in rates under Regulation E (Regulation E limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine and debit card transactions that overdraw a customer's account unless the customer affirmatively consents, or opts-in, to the institution's payment of overdrafts for these transactions). Account analysis fees were $23.3 million in 2015, up $375 thousand, or 1.6%, compared to 2014 largely due to fee increases to align more closely with market rates. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $19.6 million for 2015, a decrease of $336 thousand, or 1.7%, compared to 2014 with more retail customers meeting requirements to qualify for fee waivers on checking products.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management and financial planning services. Fiduciary and asset management fees were $45.9 million in 2015, an increase of $702 thousand, or 1.6%, from 2014, due to new talent acquisition in strategic markets and an increase in assets under management of 2.5%. Fiduciary and asset management fees were $45.2 million in 2014, an increase of 4.1% from 2013, due to an increase in assets under management of 7.4%.
At December 31, 2015, the market value of assets under management was approximately $10.8 billion, an increase of 2.5% from 2014, and $10.6 billion at December 31, 2014, an increase of 7.4% from 2013. Reported AUM include approximately $240 million and $274 million at December 31, 2015 and 2014, respectively, of assets managed for certain Synovus employee retirement plans. AUM consist of all assets where Synovus has investment authority. Assets under advisement were approximately $3.2 billion and $3.6 billion at December 31, 2015 and 2014, respectively. Assets under advisement consist of non-managed assets as well as non-custody assets where Synovus earns a consulting fee. Assets under advisement at December 31, 2015 declined 11.4% from 2014 following an increase of 39.2% in 2014 from 2013. Total assets under management and advisement were approximately $14.0 billion at December 31, 2015 compared to approximately $14.2 billion at December 31, 2014. Many of the fiduciary and asset management fee charges are based on asset values, and changes in these values throughout the year directly impact fees earned.
Brokerage revenue was $27.9 million in 2015, a $767 thousand, or 2.8%, increase from 2014, and $27.1 million in 2014, a $450 thousand, or 1.6%, decline from 2013. Brokerage revenue consists primarily of brokerage commissions. Brokerage assets were $4.90 billion and $4.78 billion as of December 31, 2015 and 2014, respectively.
Mortgage banking income increased $5.7 million, or 31.3%, for the year ended December 31, 2015 compared to 2014 due primarily to an increase in mortgage production which was driven by the rate environment, talent acquisitions, investments in key markets, and enhanced product offerings. Mortgage banking income decreased $4.1 million, or 18.4%, during 2014 compared to 2013 primarily from a decrease in mortgage production with a decline in refinancing volume that began in the third quarter of 2013.
Bankcard fees increased $241 thousand, or 0.7%, for the year ended December 31, 2015 compared to 2014. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $16.6 million, up $254 thousand, or 1.6%, for the year ended December 31, 2015, compared to 2014. Credit card interchange fees were $23.0 million, up $359 thousand, or 1.6%, for the year ended December 31, 2015 compared to 2014. Bankcard fees increased $2.3 million, or 7.5%, for the year ended December 31, 2014 compared to 2013 primarily due to an increase in transaction volume.
Other fee income includes fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, customer swap dealer fees, and other service charges. Other fee income increased $2.0 million, or 10.7%, for the year ended December 31, 2015 compared to 2014 due primarily to an increase in customer swap dealer fees. Other fee income declined $3.4 million, or 15.2%, for 2014 compared to 2013 largely due to a decline in customer swap dealer fees.
The 2014 gain on sale of Memphis branches consists of a gain, net of associated costs, from the sale of certain loans, premises, deposits, and other assets and liabilities of the Memphis, Tennessee operations of Trust One Bank, a division of Synovus Bank. Please see "Part II - Item 8. Financial Statements and Supplementary Data - Note 2 - Sale of Branches" of this Report for further explanation of this transaction.
The main components of other non-interest income are income from company-owned life insurance policies, gains from sales of SBA/government guaranteed loans, insurance commissions, card sponsorship fees, and other miscellaneous items. Other non-interest income declined $570 thousand, or 1.7%, for the year ended December 31, 2015 compared to 2014. Other non-interest income for 2014 included a $3.1 million gain from the sale of a branch property. Other non-interest income increased $4.6 million, or 15.8%, for the year ended December 31, 2014 compared to 2013.

Non-interest Expense
Non-interest expense for 2015 was $717.7 million, down $27.3 million, or 3.7%, from 2014, and $745.0 million in 2014, an increase of $3.5 million, or 0.5%, compared to 2013. Adjusted non-interest expense, which excludes Visa indemnification charges, restructuring charges, other credit costs, loss on early extinguishment of debt, and litigation contingency/settlement expenses, was $677.9 million in 2015, an increase of $2.1 million, or 0.3%, from 2014, and $675.7 million in 2014, an increase of $5.2 million, or 0.8%, from 2013. The increase in adjusted non-interest expense during 2015 was due primarily to an increase in salaries and other personnel expense and was largely offset by declines in FDIC insurance expense and advertising expense. The increase in adjusted non-interest expense during 2014 was due largely to planned investments in advertising. Synovus expects the 2016 adjusted non-interest expense percentage increase to be in the low single-digits. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation.
The following table summarizes this data for the years ended December 31, 2015, 2014, and 2013.

Table 24 - Non-interest Expense
	Years Ended December 31,
(in thousands)	2015	2014	2013
Salaries and other personnel expense	$380,918	371,904	368,152
Net occupancy and equipment expense	107,466	105,806	103,339
Third-party processing expense	42,851	40,042	40,135
FDIC insurance and other regulatory fees	27,091	33,485	32,456
Professional fees	26,646	26,440	38,776
Advertising expense	15,477	24,037	8,971
Foreclosed real estate expense, net	22,803	25,321	33,864
Visa indemnification charges	1,464	3,041	1,600
Loss on early extinguishment of debt	1,533	—	—
Restructuring charges	36	20,585	11,064
Other operating expenses	91,370	94,337	103,180
Total non-interest expense	$717,655	744,998	741,537

2015 vs. 2014
Salaries and other personnel expense increased $9.0 million, or 2.4%, in 2015 compared to 2014 due primarily to higher production-driven incentives and annual merit increases. These increases were partially offset by the decrease in salaries and other personnel expense resulting from the decline of 59, or 1.3%, in total headcount at December 31, 2015 compared to December 31, 2014. The decline in headcount was driven primarily by the elimination of positions during 2014 in connection with branch closings, further refinement of our branch staffing model, and other efficiency initiatives.
Net occupancy and equipment expense increased $1.7 million, or 1.6%, during 2015 and included a $1.1 million charge for lease exit costs. Synovus continues to invest in technology and rationalize its branch network which consist of 257 branches at December 31, 2015. As of December 31, 2015, 15.4% of all retail deposits were performed through a non-branch channel (ATM or mobile capture). This transaction migration has contributed to an overall 8.3% decrease in teller staffing compared to a year ago and also supported the reduction of 13 branches in the fourth quarter of 2014. During the second quarter of 2015, Synovus relocated a branch and opened its first new branch prototype in Nashville with a second opening in Sarasota during the fourth quarter of 2015 and a third opening in Jacksonville during early 2016. These branches are smaller in size, reduce barriers between Synovus' customers and bankers, and come equipped with more self-serve and convenient banker-assisted technology.
Third-party processing expense includes all third-party core operating system and processing charges. Third-party processing expense increased $2.8 million, or 7.0%, compared to 2014 driven by investments in technology.
FDIC insurance costs and other regulatory fees declined $6.4 million, or 19.1%, in 2015 compared to 2014 primarily due to significant improvement in credit metrics included in the FDIC assessment scorecard with declines of 24.9% and 35.7% in NPAs and accruing TDRs, respectively.
Advertising expense was $15.5 million in 2015 compared to $24.0 million in 2014. During 2015, we paused on broad-based brand awareness advertising spend while we conducted customer research, focusing instead on targeted retail campaigns and capability advertising. This resulted in a significant reduction in advertising costs compared to 2014. We expect spending levels to moderately increase in 2016 as we resume brand awareness activities in select high growth markets.
Foreclosed real estate costs declined $2.5 million, or 9.9%, to $22.8 million in 2015. The decline was largely a result of lower levels of losses and write-downs due to declines in fair value of ORE, as well as lower inventory due to a reduction in the level of foreclosures.
Other operating expenses for 2015 included $5.1 million in litigation contingency/settlement expenses, and other operating expenses for 2014 included $12.8 million in litigation settlement expenses. Please refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Legal Proceedings" of this Report for a more detailed discussion of legal proceedings and expenses related thereto.
2014 vs. 2013
Total employees were 4,511 at December 31, 2014, a decline of 185, or 3.9%, from 4,696 at December 31, 2013. The year-over-year decline included the elimination of approximately 300 positions in connection with branch closings, further refinement of our branch staffing model, as well as other efficiency initiatives, partially offset by workforce additions in Corporate Banking, information technology, and centralized customer care centers. Salaries and other personnel expenses increased $3.8 million, or 1.0%, during 2014 driven by higher levels of production incentives and other variable compensation.
Net occupancy and equipment expense increased $2.5 million, or 2.4%, during 2014 driven by technology investments, including the rollout of almost 200 new full-service ATMs during the year. These additional costs were partially offset by savings realized through Synovus' continued rationalization of its branch network and consolidation of other business facilities. Synovus closed 16 branches during 2014 and sold 4 in the Memphis transaction reducing total branch count at December 31, 2014 to 258.
FDIC insurance costs and other regulatory fees increased $1.3 million, or 3.9%, in 2014 compared to 2013 due to the phase-out from the earnings component measure of the deferred tax asset recapture of $637.5 million recorded in the fourth quarter of 2012 and an increase in the 2014 assessment base driven by loan growth.
Professional fees declined $12.3 million, or 31.8%, in 2014 compared to 2013. The decline in professional fees during 2014 was driven by a decrease in attorney fees and included the benefit of a $2.6 million net insurance recovery for incurred legal fees related to litigation.
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
Restructuring charges for the year ended December 31, 2014 of $20.6 million related primarily to expense savings initiatives that were approved during 2014. The 2014 expense savings initiatives provided annualized cost savings of $30 million. The initiatives included the consolidation or closing of certain branch locations as well as workforce reductions.   Asset impairment and lease termination charges for the year ended December 31, 2014 consisted primarily of charges related to the closure of 13 branches during the fourth quarter of 2014.   Severance charges for the year ended December 31, 2014 consisted of estimated involuntary termination benefits for targeted staff reductions identified during 2014. These termination benefits were provided under an ongoing benefit arrangement as defined in ASC 712, Compensation-Nonretirement Postemployment Benefits; accordingly, the charges were recorded pursuant to the liability recognition criteria of ASC 712.   Additionally, substantially all of the professional fees and other charges for the year ended December 31, 2014 consisted of professional fees incurred in connection with an organizational restructuring implemented during 2014.
Restructuring charges for the year ended December 31, 2013 related primarily to expense savings initiatives approved during 2013 which consisted primarily of the consolidation or closing of certain branch locations as well as workforce reductions. The involuntary termination benefits relating to these workforce reductions were provided under a one-time benefit arrangement as defined in ASC 420, Exit or Disposal Costs or Obligations; accordingly, the charges were recorded pursuant to the liability recognition criteria of ASC 420. For further explanation of restructuring charges, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 3 - Restructuring Charges" of this Report.
The decline in other operating expenses of $10.3 million in 2014 from 2013 was primarily due to declines in credit-related expenses including property taxes and appraisal costs on non-performing loans and commitment reserve expense, as well as declines in most other expense categories. Other operating expenses for 2014 included $12.8 million in litigation settlement expenses and for 2013 included $10.0 million in litigation loss contingency accruals. Please refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Legal Proceedings" of this Report for a more detailed discussion of legal proceedings and expenses related thereto.
Income Taxes
Income tax expense was $132.5 million for the year ended December 31, 2015 compared to $107.3 million and $93.2 million for the years ended December 31, 2014 and 2013, respectively. The effective income tax rate for the years ended December 31, 2015 and 2014 was 36.9% and 35.5%, respectively. The change in the effective rate is primarily due to the Company's recognition during 2014 of tax benefits from a favorable state filing position. Synovus currently expects an effective income tax rate of approximately 36% to 37% for the year ending December 31, 2016. The effective income tax rate in future periods could be affected by items that are infrequent in nature such as new legislation and changes in the deferred tax asset valuation allowance. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies and Note 22 - Income Taxes" of this Report for additional discussion regarding deferred income taxes.
Deferred tax assets represent amounts available to reduce income taxes payable in future years. At December 31, 2015, total deferred tax assets, net of valuation allowance, were $511.9 million compared to $622.5 million at December 31, 2014. The decline is mainly due to the utilization of NOL carryforwards.
Management evaluates the realizability of deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. Based on the weight of all the positive and negative evidence at December 31, 2015, management has concluded that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance of $11.7 million at December 31, 2015 is related to specific state income tax credits that have various expiration dates through the tax year 2025 and are expected to expire before they can be utilized.
The positive evidence supporting the realization of the Company’s deferred tax assets at December 31, 2015 includes generation of taxable income in 2012 through 2015, continued improvement in credit quality, record of long-term positive earnings prior to the most recent economic downturn, the Company’s strong capital position, as well as sufficient amounts of projected future taxable income, of the appropriate character, to support the realization of $511.9 million of the Company’s net deferred tax asset. Management's confidence in the realization of projected future taxable income is based on an analysis of the Company's risk profile and trends in financial performance, including credit quality trends. In determining whether management's projections of future taxable income are reliable, management considered objective evidence supporting the forecast assumptions as well as actual results over the past three years which demonstrate the Company's ability to reasonably project future results of operations.
Synovus expects to realize the $511.9 million in net deferred tax assets well in advance of the statutory carryforward period. $256.8 million or 50.2% of the net deferred tax asset at December 31, 2015 relates to Federal net operating losses which have expiration dates beginning in 2030 through 2032. Approximately $733.7 million in taxable income must be generated to allow for the realization of the corresponding deferred tax asset. Additionally, $155.6 million of the net deferred tax assets have no expiration date as of December 31, 2015. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 22 - Income Taxes" of this Report for additional information regarding Federal and state NOL and tax credit carryforwards by expiration date.
Future changes in the tax laws could significantly impact Synovus' income tax expense, deferred tax asset balance, and the amount of taxes payable. Current proposals to lower the Federal corporate income tax rate would result in a reduction to our deferred tax asset balance upon enactment of the new tax legislation, with a corresponding one-time, non-cash increase in income tax expense.  Such increase in income tax expense could be material to our results of operations. However, our income tax expense would be reduced in subsequent periods, thus benefiting after-tax profitability.
The Tax Reform Act of 1986 contains provisions that limit the utilization of NOL carryovers if there has been an “ownership change” as defined in Section 382 of the Code. In general, this would occur if ownership of common stock held by one or more 5% shareholders increased by more than 50 percentage points over their lowest pre-change ownership within a three-year period. If Synovus experiences such an ownership change, the utilization of pre-change NOLs to reduce future federal income tax obligations could be limited. To reduce the likelihood of such an ownership change, Synovus adopted a Rights Plan in 2010 that was ratified by Synovus shareholders in 2011. The Rights Plan was renewed on April 24, 2013, was ratified by Synovus shareholders in 2014 and will expire on April 28, 2016. See “Part I - Item 1A. Risk Factors - Issuances or sales of common stock or other equity securities could result in an “ownership change” as defined for U.S. federal income tax purposes. In the event an “ownership change” were to occur, our ability to fully utilize a significant portion of our U.S. federal and state tax net operating losses and certain built-in losses that have not been recognized for tax purposes could be impaired as a result of the operation of Section 382 of the Code."

Credit Quality
During 2015, credit quality continued to improve, with all key credit quality measures improving from 2014 levels.
Total credit costs
Total credit costs (provision for loan losses plus other credit costs which consist primarily of foreclosed real estate expense, net and other loan expenses) for the years ended December 31, 2015, 2014, and 2013 were $50.7 million, $66.7 million, and $118.0 million, respectively, including provision for loan losses of $19.0 million, $33.8 million and $69.6 million, respectively, and net expenses related to foreclosed real estate of $22.8 million, $25.3 million, and $33.9 million, respectively. Total credit costs for 2015 declined $16.0 million or 24.0% from 2014, driven primarily by a $14.8 million or 43.8% decrease in provision for loan losses and lower net foreclosed real estate expenses. Total credit costs for 2014 declined $51.3 million or 43.5% from 2013, driven primarily by a $35.8 million or 51.4% decrease in provision for loan losses and lower net foreclosed real estate expenses. Total credit costs for 2013 declined $314.6 million or 72.7% from 2012, driven primarily by a $250.8 million decrease in provision for loan losses and lower net foreclosed real estate expenses, since 2012 included the effect of approximately $157 million in credit costs from the sale of distressed assets completed during the fourth quarter of 2012.
Non-performing Assets
Total NPAs were $215.4 million at December 31, 2015, a $71.4 million or 24.9% decrease from $286.8 million at December 31, 2014. The decline in non-performing assets was primarily due to resolution and disposition of non-performing assets, lower NPL inflows, and charge-offs. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate declined 39 basis points to 0.96% at December 31, 2015 compared to 1.35% at December 31, 2014. NPAs are expected to continue to decline modestly in 2016.
Non-performing loans were $168.4 million at December 31, 2015, a $29.4 million or 14.9% decrease from $197.8 million at December 31, 2014. The decline was driven by a $31.0 million or 22.9% decrease in NPL inflows and resolution and disposition of distressed loans (which includes some performing loans). Total non-performing loans as a percentage of total loans were 0.75% at December 31, 2015 compared to 0.94% at December 31, 2014.
ORE was $47.0 million at December 31, 2015, down $38.4 million or 45.0% from $85.5 million at December 31, 2014. The decline from 2014 was driven by sales, fewer properties being transferred into other real estate, and to a lesser extent, write-downs for declines in fair value subsequent to foreclosure. ORE sales for 2015 were $51.1 million compared to $71.4 million in 2014.
The following table shows the components of NPAs by portfolio class at December 31, 2015 and 2014.

Table 25 - NPAs by Portfolio Class
	December 31,
	2015				2014
(in thousands)	NPLs(1)	Impaired Loans Held for Sale	ORE	Total NPAs(2)	NPLs(1)	Impaired Loans Held for Sale	ORE	Total NPAs(2)
Investment properties	$23,040	$—	$3,689	$26,729	$20,720	—	14,665	35,385
1-4 family properties	16,839	—	11,976	28,815	24,197	1,039	21,025	46,261
Land acquisition	17,768	—	15,677	33,445	34,375	—	28,487	62,862
Total commercial real estate	57,647	—	31,342	88,989	79,292	1,039	64,177	144,508
Commercial, financial, and agricultural	49,137	—	6,116	55,253	40,359	694	6,756	47,809
Owner-occupied	20,293	—	2,556	22,849	26,099	364	6,852	33,315
Total commercial and industrial	69,430	—	8,672	78,102	66,458	1,058	13,608	81,124
Retail	41,293	—	7,016	48,309	52,007	1,510	7,687	61,204
Total	$168,370	$—	$47,030	$215,400	$197,757	3,607	85,472	286,836

(1) NPL ratio is 0.75% and 0.94% at December 31, 2015 and 2014, respectively.
(2) NPA ratio is 0.96% and 1.35% at December 31, 2015 and 2014, respectively.
NPL inflows declined $31.0 million or 22.9% from $135.4 million for 2014 to $104.4 million for 2015. For more detailed information on NPL inflows for 2015 and 2014, refer to the table below.

The following table shows NPL inflows by portfolio class for the years ended December 31, 2015 and 2014.

Table 26 - NPL Inflows by Portfolio Class	Years Ended December 31,
(in thousands)	2015	2014
Investment properties	$16,050	$8,911
1-4 family properties	5,822	17,736
Land acquisition	5,193	10,521
Total commercial real estate	27,065	37,168
Commercial, financial, and agricultural	34,458	36,044
Owner-occupied	18,631	24,921
Total commercial and industrial	53,089	60,965
Retail	24,199	37,266
Total NPL inflows	$104,353	$135,399

Asset Dispositions
During 2015, 2014 and 2013, Synovus completed sales of distressed assets (consisting primarily of NPLs and ORE) with total carrying values of $79.3 million, $119.1 million, and $251.6 million, respectively. Distressed asset sales have been a component of Synovus' strategy to further strengthen the balance sheet, improve asset quality, and enhance future earnings. This component of Synovus' strategy is expected to continue at a measured pace in 2016 as resolution of the lower level of legacy problem credits continues.
Troubled Debt Restructurings
When borrowers are experiencing financial difficulties, the Company may, in order to assist the borrowers in repaying the principal and interest owed to the Company, make certain modifications to the borrower's loan. All loan modifications, renewals, and refinances are evaluated for troubled debt restructuring classification. In accordance with ASU 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, issued in April 2011, a TDR is defined as a modification with a borrower that is experiencing financial difficulties, and the creditor has granted a financial concession that it would not normally make. The market interest rate concept in ASU 2011-02 states that if a borrower does not otherwise have access to funds at a market interest rate for debt with characteristics similar to those of the restructured debt, the restructuring would be considered to be at a below-market rate, which indicates that the lender may have granted a concession. Since Synovus often decreases or maintains the interest rate upon renewal of a commercial loan, including renewals of loans involving borrowers experiencing financial difficulties, the market rate concept has become a significant factor in determining if a loan is classified as a TDR. All TDR's are considered to be impaired loans, and the amount of impairment, if any, is determined in accordance with ASC 310-10-35, Accounting By Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5, ASC 450-20, and No. 15, ASC 310-40.
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
At December 31, 2015, troubled debt restructurings (accruing and non-accruing) were $271.3 million, a decrease of $151.8 million or 35.9% compared to December 31, 2014. Non-accruing TDRs of $47.4 million at December 31, 2015 decreased $27.2 million or 36.5% from December 31, 2014, primarily due to principal reductions. Accruing TDRs were $223.9 million at December 31, 2015 compared to $348.4 million at December 31, 2014, a decrease of $124.6 million or 35.7%, primarily due to a decline in TDR inflows as well as fewer TDRs having to retain the TDR designation upon subsequent renewal, refinance, or modification. At December 31, 2015, the allowance for loan losses allocated to these accruing TDRs was $12.6 million compared to $21.0 million at December 31, 2014. The allowance for loan losses allocated to accruing TDRs has declined due to the decreased level of accruing TDRs. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At both December 31, 2015 and 2014, approximately 99% of accruing TDRs were current.
The table below shows accruing TDRs by grade at December 31, 2015 and 2014.

Table 27 - Accruing TDRs by Risk Grade	December 31,

	2015		2014
(dollars in thousands)	Amount	%	Amount	%
Pass	$75,015	33.5%	$86,354	24.8%
Special mention	40,365	18.0	65,446	18.8
Substandard accruing	108,493	48.5	196,627	56.4
Total accruing TDRs	$223,873	100.0%	$348,427	100.0%

The following table shows accruing TDRs and the allowance for loan losses on accruing TDRs by portfolio class and the aging of accruing TDRs by portfolio class at December 31, 2015 and 2014.

Table 28 - Accruing TDRs Aging and Allowance for Loan Losses by Portfolio Class
	December 31, 2015
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$51,080	—	—	51,080	4,820
1-4 family properties	43,764	—	—	43,764	2,665
Land acquisition	19,929	380	—	20,309	899
Total commercial real estate	114,773	380	—	115,153	8,384
Commercial, financial and agricultural	24,934	592	208	25,734	1,257
Owner-occupied	47,141	387	—	47,528	1,995
Total commercial and industrial	72,075	979	208	73,262	3,252
Home equity lines	9,575	—	—	9,575	206
Consumer mortgages	20,520	712	—	21,232	581
Credit cards	—	—	—	—	—
Other retail loans	4,459	192	—	4,651	132
Total retail	34,554	904	—	35,458	919
Total accruing TDRs	$221,402	2,263	208	223,873	12,555
	December 31, 2014
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$109,436	—	—	109,436	5,294
1-4 family properties	39,655	—	—	39,655	6,838
Land acquisition	43,696	—	—	43,696	2,815
Total commercial real estate	192,787	—	—	192,787	14,947
Commercial, financial and agricultural	46,995	197	—	47,192	2,373
Owner-occupied	66,463	548	—	67,011	2,854
Total commercial and industrial	113,458	745	—	114,203	5,227
Home equity lines	4,657	191	—	4,848	129
Consumer mortgages	28,714	2,164	418	31,296	592
Credit cards	—	—	—	—	—
Other retail loans	5,095	180	18	5,293	101
Total retail	38,466	2,535	436	41,437	822
Total accruing TDRs	$344,711	3,280	436	348,427	20,996

The following table shows non-accruing TDRs by portfolio class at December 31, 2015 and 2014.

Table 29 - Non-accruing TDRs by Portfolio Class
	December 31,
(in thousands)	2015	2014
Investment properties	$19,998	$15,922
1-4 family properties	2,957	7,523
Land acquisition	9,924	24,037
Total commercial real estate	32,879	47,482
Commercial, financial and agricultural	7,753	7,478
Owner-occupied	1,777	14,427
Total commercial and industrial	9,530	21,905
Home equity lines	548	893
Consumer mortgages	4,103	4,256
Other retail loans	340	66
Total retail	4,991	5,215
Total non-accruing TDRs	$47,400	$74,602

See "Part II - Item 8. Financial Statements and Supplementary Data - Note 5 - Loans and Allowance for Loan Losses" of this Report for further information.
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
Past due loans have remained at low levels. As a percentage of total loans outstanding, loans 90 days past due and still accruing interest were 0.01% and 0.02% at December 31, 2015 and 2014, respectively. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments. As a percentage of total loans outstanding, loans 30 or more days past due and still accruing interest were 0.21% and 0.24% at December 31, 2015 and 2014, respectively, with improvements in every category.

The following table shows the aging of past due loans by portfolio class at December 31, 2015 and 2014.

Table 30 - Loans Past Due by Portfolio Class
	December 31,
	2015				2014
	30-89 Days Past Due		90+ Days Past Due		30-89 Days Past Due		90+ Days Past Due
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Investment properties	$2,284	0.04%	$—	—%	$1,851	0.04%	$—	—%
1-4 family properties	6,300	0.57	103	0.01	4,067	0.36	432	0.05
Land acquisition	639	0.12	32	0.01	363	0.06	—	—
Total commercial real estate	9,223	0.13	135	—	6,281	0.09	432	0.04
Commercial, financial and agricultural	12,222	0.19	785	0.01	9,979	0.16	1,790	0.03
Owner-occupied	5,254	0.12	95	—	6,404	0.16	225	0.01
Total commercial and industrial	17,476	0.16	880	0.01	16,383	0.16	2,015	0.02
Home equity lines	5,882	0.35	—	—	6,992	0.42	703	0.04
Consumer mortgages	8,657	0.45	134	0.01	12,626	0.75	12	—
Credit cards	1,663	0.69	1,446	0.60	1,971	0.78	1,374	0.54
Other retail loans	2,390	0.56	26	0.01	2,361	0.78	101	0.03
Total retail	18,592	0.43	1,606	0.04	23,950	0.61	2,190	0.06
Total loans past due	$45,291	0.20%	$2,621	0.01%	$46,614	0.22%	$4,637	0.02%

Potential Problem Loans
Management continuously monitors non-performing and past due loans to mitigate further deterioration regarding the condition of these loans. Potential problem loans are defined by management as certain performing loans with a well-defined weakness where there is information about possible credit problems of borrowers which causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of substandard accruing loans but exclude both loans 90 days past due and still accruing interest and substandard accruing troubled debt restructurings, which are reported separately. Management’s decision to include performing loans in the category of potential problem loans indicates that management has recognized a higher degree of risk associated with these loans. In addition to accruing loans 90 days past due and accruing restructured loans, Synovus had $181.0 million of potential problem commercial loans at December 31, 2015 compared to $222.5 million at December 31, 2014. Management’s current expectation of probable losses from potential problem loans is included in the allowance for loan losses, and management cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.
Net Charge-offs
Total net charge-offs were $27.8 million, or 0.13% of average loans for 2015, a decrease of $51.2 million or 64.8%, compared to $79.1 million or 0.39% of average loans for 2014. Total net charge-offs were $79.1 million, or 0.39% of average loans for 2014, a decrease of $56.4 million or 41.6%, compared to $135.4 million or 0.69% of average loans for 2013. Net charge-offs have declined primarily as a result of lower mark-to-market charges, decreased charge-offs related to NPL inflows, and lower charges on the resolution and disposition of distressed loans. Net charge-offs for 2016 are expected to be in the 20 to 30 basis points range.

The following table shows net charge-offs by portfolio class for the years ended December 31, 2015, 2014 and 2013.

Table 31 - Net Charge-offs by Portfolio Class	Years Ended December 31,
	2015		2014		2013
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Investment properties	$(441)	(0.01)%	$14,413	0.30%	$30,300	0.69%
1-4 family properties	2,065	0.19	4,872	0.42	17,663	1.37
Land for future development	(1,270)	(0.23)	18,644	2.97	22,000	2.76
Total commercial real estate	354	0.01	37,929	0.57	69,963	1.08
Commercial, financial and agricultural	8,464	0.13	16,736	0.28	20,804	0.36
Owner-occupied	5,508	0.13	7,577	0.19	18,214	0.45
Total commercial and industrial	13,972	0.13	24,313	0.24	39,018	0.41
Home equity lines	2,996	0.18	5,361	0.33	7,798	0.51
Consumer mortgages	5,506	0.31	4,442	0.28	10,117	0.72
Credit cards	3,991	1.64	4,532	1.80	5,892	2.27
Other retail loans	1,012	0.30	2,478	0.86	2,655	0.96
Total retail	13,505	0.33	16,813	0.45	26,462	0.76
Total net charge-offs	$27,831	0.13%	$79,055	0.39%	$135,443	0.69%

(1) Net charge-off ratio as a percentage of average loans.
Provision for Loan Losses and Allowance for Loan Losses
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 5 - Loans and Allowance for Loan Losses" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of this Report for further information.
The provision for loan losses for the year ended December 31, 2015 was $19.0 million, a decrease of $14.8 million or 43.8% compared to 2014. The provision for loan losses for the year ended December 31, 2014 was $33.8 million, a decrease of $35.8 million or 51.4% compared to 2013. The decreases in the provision for loan losses from 2014 to 2015 and 2013 to 2014 are primarily due to continued improvement in credit quality during 2015 and 2014, including reduced NPL inflows and NPLs, lower net charge-offs, and lower levels of loans rated special mention and accruing substandard.
The allowance for loan losses at December 31, 2015 was $252.5 million or 1.13% of total loans, compared to $261.3 million or 1.24% of total loans at December 31, 2014. The decrease in the allowance for loan losses during 2015 was due to the continued improvement in credit quality during 2015. The improvements in credit quality included reduced NPL inflows and NPLs, lower net charge-offs, and lower levels of loans rated special mention and accruing substandard.

A summary by loan category of loans charged off, recoveries of loans previously charged off, and additions to the allowance through provision for loan losses for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 is presented in the following table:

Table 32 - Allowance for Loan Losses – Summary of Activity by Loan Category
	Years Ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Allowance for loan losses at beginning of year	$261,317	$307,560	373,405	536,494	703,547
Allowance for loan losses of sold loans	—	(1,019)	—	—	—
Loans charged off
Commercial:
Commercial, financial, and agricultural	16,589	30,024	38,121	117,398	125,356
Owner-occupied	5,994	8,917	20,815	67,413	54,361
Real estate — construction	9,019	31,753	51,651	208,130	223,026
Real estate — mortgage	4,979	17,963	35,380	108,569	161,271
Total commercial	36,581	88,657	145,967	501,510	564,014
Retail:
Real estate — mortgage	13,020	15,636	22,662	43,364	56,839
Retail loans — credit cards	5,382	6,114	7,811	9,110	13,598
Retail loans — other	2,356	3,131	3,513	2,791	5,263
Total retail	20,758	24,881	33,986	55,265	75,700
Total loans charged off	57,339	113,538	179,953	556,775	639,714
Recoveries of loans previously charged off
Commercial:
Commercial, financial, and agricultural	8,125	13,287	17,314	24,810	16,719
Owner-occupied	486	1,341	2,604	2,935	3,049
Real estate — construction	8,202	8,714	11,348	23,721	17,880
Real estate — mortgage	5,442	3,073	5,720	12,855	7,724
Total commercial	22,255	26,415	36,986	64,321	45,372
Retail:
Real estate — mortgage	4,518	5,832	4,748	6,324	5,082
Retail loans — credit cards	1,391	1,583	1,918	1,630	1,893
Retail loans — other	1,344	653	858	1,042	1,519
Total retail	7,253	8,068	7,524	8,996	8,494
Recoveries of loans previously charged off	29,508	34,483	44,510	73,317	53,866
Net loans charged off	27,831	79,055	135,443	483,458	585,848
Provision for loan losses	19,010	33,831	69,598	320,369	418,795
Allowance for loan losses at end of year	$252,496	$261,317	$307,560	373,405	536,494
Ratios:
Allowance for loan losses to loans, net of deferred fees and costs	1.13%	1.24%	1.53	1.91	2.67
Net charge-offs as a percentage of average loans net of deferred fees and costs	0.13%	0.39%	0.69	2.45	2.84
Allowance to non-performing loans excluding collateral-dependent impaired loans with no related allowance	189.47%	197.22%	95.43	93.49	124.04

The following table shows the allocation of the allowance for loan losses by loan category at December 31, 2015, 2014, 2013, 2012, and 2011.

Table 33 - Allocation of Allowance for Loan Losses
	December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial
Commercial, financial, and agricultural	$83,859	28.9%	$76,981	29.3%	$76,992	29.4%	$90,122	28.6%	$118,887	26.1%
Owner-occupied	39,130	19.2	41,129	19.4	38,443	20.1	48,373	20.3	68,522	19.9
Real estate — construction	38,354	9.6	48,742	8.1	53,697	8.8	90,156	8.9	145,421	11.9
Real estate — mortgage	48,779	23.2	52,729	24.7	73,949	23.6	77,770	24.3	103,673	24.3
Total commercial	210,122	80.9	219,581	81.5	243,081	81.9	306,421	82.1	436,503	82.2

Retail
Real estate — mortgage	29,579	16.1	29,887	15.9	29,607	15.4	24,577	15.1	36,813	15.1
Retail loans — credit cards	8,604	1.1	9,853	1.2	10,030	1.3	12,278	1.4	12,870	1.3
Retail loans — other	4,191	1.9	1,996	1.4	1,842	1.4	2,129	1.4	2,310	1.4
Total retail	42,374	19.1	41,736	18.5	41,479	18.1	38,984	17.9	51,993	17.8%
Unallocated	—	—	—	—	23,000	—	28,000	—	47,998	—
Total allowance for loan losses	$252,496	100.0%	$261,317	100.0%	$307,560	100.0%	$373,405	100.0%	$536,494	100.0%

(1)  Loan balance in each category expressed as a percentage of total loans, net of deferred fees and costs.

The following table shows selected credit quality metrics at December 31, 2015, 2014, 2013, 2012, and 2011.

Table 34 - Selected Credit Quality Metrics
	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Non-performing loans	$168,370	$197,757	416,300	543,333	883,021
Impaired loans held for sale	—	3,607	10,685	9,455	30,156
Other real estate	47,030	85,472	112,629	150,271	204,232
Non-performing assets	$215,400	$286,836	539,614	703,059	1,117,409
Loans 90 days past due and still accruing	$2,621	$4,637	4,489	6,811	14,520
As a % of loans	0.01%	0.02%	0.02	0.03	0.07
Total past due loans and still accruing	$47,912	$51,251	72,600	104,825	149,442
As a % of loans	0.21%	0.24%	0.36	0.54	0.74
Accruing TDRs	$223,873	$348,427	556,410	673,383	668,472
Non-performing loans as a % of total loans	0.75%	0.94%	2.08	2.78	4.40
Non-performing assets as a % of total loans, other loans held for sale, and ORE	0.96%	1.35%	2.67	3.57	5.50

Capital Resources
Synovus is required to comply with the capital adequacy standards established by the Federal Reserve Board and our subsidiary bank, Synovus Bank, must comply with similar capital adequacy standards established by the FDIC. Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements.
At December 31, 2015, Synovus' and Synovus Bank's capital levels each exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 35 – Capital Ratios
(dollars in thousands)	December 31, 2015	December 31, 2014
Capital rules in effect:	Basel III	Basel I

Tier 1 capital
Synovus Financial Corp.	$2,660,016	2,543,625
Synovus Bank	3,136,132	2,988,189
Common equity tier 1 capital (transitional)
Synovus Financial Corp.	2,660,016	2,565,410	(1)
Synovus Bank	3,136,132	N/A
Tier 1 common equity (1)
Synovus Financial Corp.	N/A	2,407,645
Total risk-based capital
Synovus Financial Corp.	3,255,758	2,987,406
Synovus Bank	3,390,764	3,251,836
Tier 1 capital ratio
Synovus Financial Corp.	10.37%	10.86
Synovus Bank	12.25	12.76
Common equity tier 1 capital ratio (transitional)
Synovus Financial Corp.	10.37	10.74	(1)
Synovus Bank	12.25	N/A
Tier 1 common equity ratio (1)
Synovus Financial Corp.	N/A	10.28
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.70	12.75
Synovus Bank	13.25	13.89
Leverage ratio
Synovus Financial Corp.	9.43	9.67
Synovus Bank	11.15	11.39
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	9.90	10.69

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
During the third quarter of 2015, Synovus completed its $250 million share repurchase program which was announced on October 21, 2014 and expired on October 23, 2015. Under this program, Synovus repurchased 9.1 million shares of common stock through a combination of share repurchases under the accelerated share repurchase (ASR) agreement described below and open market transactions. Synovus entered into an ASR agreement during October 2014 to purchase $75.0 million of Synovus common stock under the share repurchase program. During 2014, Synovus repurchased 2.5 million shares of common stock under the ASR agreement. During January 2015, Synovus repurchased 392 thousand shares upon completion of the ASR agreement. Additionally, from October 2014 through September 30, 2015, Synovus repurchased $175.0 million, or 6.2 million shares, of common stock through open market transactions, including $161.9 million, or 5.7 million shares, of common stock repurchased during 2015.
During the third quarter of 2015, Synovus' Board of Directors authorized a $300 million share repurchase program to be completed over the next 15 months. During the fourth quarter of 2015, under the new $300 million share repurchase program, Synovus repurchased $37.1 million, or 1.2 million shares. From January 1, 2016 through February 26, 2016, Synovus has repurchased $106.5 million, or 3.7 million shares under the $300 million share repurchase program. At December 31, 2015, the remaining authorization under this program was $262.9 million and as of February 26, 2016, the remaining authorization under this program was $156.4 million.
On December 7, 2015, Synovus issued in a public offering $250 million aggregate principal amount of subordinated notes due in 2025, for aggregate proceeds of $246.6 million, net of debt issuance costs. Also during the fourth quarter of 2015, Synovus repurchased $46.7 million of its 2017 subordinated notes in privately negotiated transactions which resulted in a pre-tax loss of $1.5 million. Additionally, during January 2016, Synovus repurchased $124.7 million of the 2017 subordinated notes in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. The first quarter of 2016 results will reflect a $4.7 million pre-tax loss relating to the January tender offer.
Additionally, 2015 capital ratios were impacted by changes required under Basel III capital rules, which, for Synovus, increased risk-weighted assets by approximately $420 million when the capital rules went into effect at March 31, 2015 with higher risk-weights assigned to certain categories including unfunded lines of credit, non-performing loans, and various other categories. Synovus and Synovus Bank elected to make a permanent election to exclude accumulated other comprehensive income (loss) from regulatory capital, and therefore will retain the same accumulated other comprehensive income (loss) treatment as under the regulatory capital rules in effect prior to January 1, 2015.
As of December 31, 2015, total disallowed deferred tax assets were $341.1 million or 1.33% of risk-weighted assets compared to $492.2 million or 2.10% of risk weighted assets at December 31, 2014. Disallowed deferred tax assets for the new Basel III ratio, CET1, were $215.5 million at December 31, 2015, due to a three-year phase-in of the total disallowed deferred tax asset for the CET1 capital measure. Basel III revised the deferred tax asset limitation criteria effective January 1, 2015 and now includes the component of deferred tax assets arising from temporary timing differences in regulatory capital up to certain levels of CET1. Thus, the disallowed portion of deferred tax assets, under Basel III, is comprised of NOL carryforwards and tax credit carryforwards. Under Basel I, there were limitations on the inclusion of deferred tax assets for regulatory capital based on Tier 1 capital levels and projected future earnings. The treatment of deferred tax assets under Basel III had an initial favorable impact on Synovus' regulatory capital ratios. Synovus' deferred tax asset is projected to continue to decline, thus creating additional regulatory capital in future periods.
Synovus' CET1 ratio was 10.37% at December 31, 2015 under Basel III transitional provisions and the estimated fully phased-in CET1 ratio, as of December 31, 2015, was 9.77%, both of which are well in excess of the regulatory requirements prescribed by Basel III.
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
Synovus Bank also generates liquidity through the national deposit markets through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At December 31, 2015, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company for various operating needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our common stock and preferred stock, share repurchases and payment of general corporate expenses. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and FDIC. During 2014, Synovus Bank made upstream cash distributions to the Parent Company totaling $182.0 million including cash dividends of $90.6 million. During 2015, Synovus Bank made upstream cash distributions to the Parent Company totaling $225.0 million including cash dividends of $199.9 million. On February 12, 2016, Synovus Bank paid an upstream cash dividend of $100.0 million to the Parent Company. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, GA DBF rules and related statutes contain limitations on payments of dividends by Synovus Bank without the approval of the GA DBF.
On December 7, 2015, Synovus issued in a public offering $250 million aggregate principal amount of subordinated debt due in 2025, for aggregate proceeds of $246.6 million, net of debt issuance costs. Also during the fourth quarter of 2015, Synovus repurchased $46.7 million of its subordinated notes maturing in 2017 in privately negotiated transactions which resulted in a pre-tax loss of $1.5 million. Additionally, during January 2016, Synovus repurchased $124.7 million of the 2017 notes in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. The first quarter of 2016 results will reflect a $4.7 million pre-tax loss relating to the January tender offer.
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

Contractual Cash Obligations
The following table summarizes, by remaining maturity, Synovus’ significant contractual cash obligations at December 31, 2015. Excluded from the table below are certain liabilities with variable cash flows and/or no contractual maturity. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 18 - Commitments and Contingencies" of this Report for information on Synovus' commitments to extend credit including loan commitments and letters of credit. Additionally, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 9 - Deposits" of this Report for information on contractual maturities of time deposits.

Table 36 - Contractual Cash Obligations
	Payments Due After December 31, 2015
(in thousands)	1 Year or Less	Over 1 - 3 Years		4 - 5 Years	After 5 Years	Total
Long-term debt obligations	$114,481	1,097,265	*	918,403	335,373	2,465,522
Capital lease obligations	104	224		224	1,384	1,936
Operating lease obligations	26,263	48,299		41,611	176,444	292,617
Purchase commitments	40,977	51,779		5,557	204	98,517
Total contractual cash obligations	$181,825	1,197,567		965,795	513,405	2,858,592

*Includes $413.7 million principal and interest relating to 2017 Notes. During January 2016, Synovus repurchased $124.7 million of the 2017 notes in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016.

Short-term Borrowings
The following table sets forth certain information regarding federal funds purchased and securities sold under repurchase agreements, the principal components of short-term borrowings.

Table 37 - Short-term Borrowings
(dollars in thousands)	2015	2014	2013
Balance at December 31,	$177,025	126,916	148,132
Weighted average interest rate at December 31,	0.08%	0.08%	0.13%
Maximum month end balance during the year	$250,453	247,170	244,048
Average amount outstanding during the year	205,305	198,085	208,267
Weighted average interest rate during the year	0.08%	0.11%	0.16%

Earning Assets and Sources of Funds
Average total assets for 2015 increased $1.56 billion, or 5.9%, to $28.10 billion as compared to average total assets for 2014. Average earning assets increased $1.69 billion, or 7.0%, in 2015 as compared to the prior year. Average earning assets represented 92.5% and 91.6% of average total assets for 2015 and 2014, respectively. The increase in average earning assets resulted primarily from a $1.14 billion increase in average loans, net, a $379.9 million increase in average interest bearing funds at the Federal Reserve Bank, and a $174.4 million increase in average taxable investment securities. Average non-interest bearing funds and average money market deposits increased by $781.1 million and $653.1 million, respectively and represented the primary funding source growth for the year.
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
For more detailed information on the average balance sheets for the years ended December 31, 2015, 2014, and 2013, refer to Table 21 - Average Balances, Interest, and Yields.

The table below shows the maturity of selected loan categories as of December 31, 2015. Also provided are the amounts due after one year classified according to the sensitivity in interest rates. Actual repayments of loans may differ from the contractual maturities reflected therein because borrowers have the right to prepay obligations with and without prepayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could create differences between the contractual maturities and the actual repayment of such loans.

Table 38 - Loan Maturity and Interest Rate Sensitivity
	December 31, 2015
(in thousands)	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total
Selected loan categories:
Commercial, financial, and agricultural	$1,814,134	3,965,596	692,752	6,472,482
Owner-occupied	566,731	2,254,246	1,497,973	4,318,950
Real estate - construction	996,842	1,067,616	97,414	2,161,872
Total	$3,377,707	7,287,458	2,288,139	12,953,304

Loans due after one year:
Having predetermined interest rates				$4,426,747
Having floating or adjustable interest rates				5,148,850
Total				$9,575,597

Recently Issued Accounting Standards
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for further information.
Non-GAAP Financial Measures
The measures entitled adjusted pre-tax, pre-credit costs income, adjusted non-interest income, adjusted non-interest expense, adjusted efficiency ratio, average core deposits, average core deposits excluding average state, county, and municipal deposits, Tier 1 common equity, Tier 1 common equity ratio, estimated common equity Tier 1 (CET1) ratio (transitional), common equity Tier 1 (CET1) ratio (fully phased-in), and tangible common equity to tangible assets ratio are not measures recognized under U.S. GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are income (loss) before income taxes, total non-interest income, total non-interest expense, efficiency ratio, total average deposits, total shareholders' equity, and the ratio of total shareholders’ equity to total assets, respectively.
Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ capital strength and the performance of its core business. These non-GAAP financial measures should not be considered as substitutes for income (loss) before income taxes, total non-interest income, total non-interest expense, efficiency ratio, total average deposits, total shareholders' equity, or the ratio of total shareholders’ equity to total assets determined in accordance with GAAP and may not be comparable to other similarly titled measures at other companies.
The computations of adjusted pre-tax, pre-credit costs income, adjusted non-interest income, adjusted non-interest expense, adjusted efficiency ratio, average core deposits, average core deposits excluding average state, county, and municipal deposits, Tier 1 common equity, Tier 1 common equity ratio, estimated common equity Tier 1 (CET1) ratio (transitional), common equity Tier 1 (CET1) ratio (fully phased-in), tangible common equity to tangible assets ratio, and the reconciliation of these measures to income (loss) before income taxes, total non-interest income, total non-interest expense, efficiency ratio, total average deposits, total shareholders' equity and the ratio of total shareholders’ equity to total assets are set forth in the tables below.

Table 39 - Reconciliation of Non-GAAP Financial Measures
	Years Ended December 31,
(dollars in thousands)	2015	2014		2013		2012		2011

Adjusted Pre-tax, Pre-credit Costs Income
Income (loss) before income taxes	$358,573	302,559		252,628		31,477		(59,532)
Provision for loan losses	19,010	33,831		69,598		320,369		418,795
Other credit costs (1)	31,655	32,834		48,370		112,250		149,293
Total credit costs	50,665	66,665		117,968		432,619		568,088
Litigation contingency/settlement expenses(2)	5,110	12,812		10,000		—		—
Restructuring charges	36	20,585		11,064		5,412		30,665
Visa indemnification charges	1,464	3,041		1,600		6,304		6,038
Investment securities gains, net	(2,769)	(1,331)		(2,945)		(39,142)		(75,007)
Loss on early extinguishment of debt	1,533	—	—	—	—	—	—	—
Loss on curtailment of post-retirement benefit	—	—		—		—		398
Gain on sale of Memphis branches, net	—	(5,789)		—		—		—
Adjusted pre-tax, pre-credit costs income	$414,612	398,542		390,315		436,670		470,650

Adjusted Non-interest Income
Total non-interest income	$267,920	262,104		253,571		313,966		338,874
Investment securities gains, net	(2,769)	(1,331)		(2,945)		(39,142)		(75,007)
Gain on sale of Memphis branches, net	—	(5,789)		—		—		—
Adjusted non-interest income	$265,151	254,984		250,626		274,824		263,867

Adjusted Non-interest Expense
Total non-interest expense	$717,655	744,998		741,537		816,237		903,765
Other credit costs(1)	(31,655)	(32,834)		(48,370)		(112,250)		(149,293)
Litigation contingency/settlement expenses(2)	(5,110)	(12,812)		(10,000)		—		—
Restructuring charges	(36)	(20,585)		(11,064)		(5,412)		(30,665)
Visa indemnification charges	(1,464)	(3,041)		(1,600)		(6,304)		(6,038)
Loss on early extinguishment of debt	(1,533)	—		—		—		—
Loss on curtailment of post-retirement benefit	—	—		—		—		(398)
Adjusted non-interest expense	$677,857	675,726		670,503		692,271		717,371

Adjusted Efficiency Ratio
Adjusted non-interest expense	$677,857	675,726	Adjusted non-interest expense
Net interest income	827,318	819,284
Tax equivalent adjustment	1,304	1,678
Total non-interest income	267,920	262,104
Investment securities gains, net	(2,769)	(1,331)
Gain on sale of Memphis branches, net	—	(5,789)
Adjusted revenue	$1,093,773	1,075,946
Adjusted efficiency ratio	61.97%	62.80%

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Average Core Deposits
Average Core Deposits excluding average state, county, and municipal deposits
Average total deposits	$22,551,679	20,967,488	20,812,697	21,497,529	23,216,506
Average brokered deposits	(1,421,949)	(1,434,422)	(1,269,588)	(1,203,179)	(2,552,981)
Average core deposits	21,129,730	19,533,066	19,543,109	20,294,350	20,663,525
Average state, county, and municipal deposits	(2,232,438)	(2,215,170)	(2,331,035)	(2,489,617)	(2,471,069)
Average core deposits excluding average state, county, and municipal deposits	$18,897,292	17,317,896	17,212,074	17,804,733	18,192,456

Tier 1 Common Equity and Tier 1 Common Equity Ratio
Total shareholders’ equity		$3,041,270	2,948,985	3,569,431	2,827,452
Accumulated other comprehensive loss (income)		12,605	41,258	(4,101)	(21,093)
Goodwill		(24,431)	(24,431)	(24,431)	(24,431)
Other intangible assets, net		(1,265)	(3,415)	(5,149)	(8,525)
Disallowed deferred tax asset		(492,199)	(618,516)	(710,488)	—
Other items		7,645	7,612	6,982	7,371
Tier 1 capital		2,543,625	2,351,493	2,832,244	2,780,774
Qualifying trust preferred securities		(10,000)	(10,000)	(10,000)	(10,000)
Series C Preferred Stock		(125,980)	(125,862)	—	—
Series A Preferred Stock		—	—	(957,327)	(947,017)
Tier 1 common equity		2,407,645	2,215,631	1,864,917	1,823,757
Total risk-weighted assets		23,431,450	22,316,093	21,387,935	21,486,822
Tier 1 common equity ratio		10.28%	9.93	8.72	8.49

Estimated Common Equity Tier 1 (CET1) Ratio (transitional)
Tier 1 common equity (Basel I)		$2,407,645
Adjustment related to capital components		157,765
Estimated common equity Tier 1 (transitional)		2,565,410
Estimated total risk-weighted assets (transitional)		23,891,728
Estimated common equity Tier 1 ratio (transitional)		10.74%

Common Equity Tier 1 (CET1) Ratio (fully phased-in)
Common equity Tier 1	$2,660,016
Adjustment related to capital components	(128,480)
Common equity Tier 1 (fully phased-in)	2,531,536
Total risk-weighted assets (fully phased-in)	25,915,650
Common equity Tier 1 ratio (fully phased-in)	9.77%

Tangible Common Equity Ratio
Total assets	$28,792,653	27,050,237	26,201,604	26,760,012	27,162,845
Goodwill	(24,431)	(24,431)	(24,431)	(24,431)	(24,431)
Other intangible assets, net	(471)	(1,265)	(3,415)	(5,149)	(8,525)
Tangible assets	$28,767,751	27,024,541	26,173,758	26,730,432	27,129,889

Total shareholders’ equity	$3,000,196	3,041,270	2,948,985	3,569,431	2,827,452
Goodwill	(24,431)	(24,431)	(24,431)	(24,431)	(24,431)
Other intangible assets, net	(471)	(1,265)	(3,415)	(5,149)	(8,525)
Series C Preferred Stock	(125,980)	(125,980)	(125,862)	—	—
Series A Preferred Stock	—	—	—	(957,327)	(947,017)
Tangible common equity	$2,849,314	2,889,594	2,795,277	2,582,524	1,847,479
Tangible equity units	—	—	—	(260,084)	(260,084)
Tangible common equity excluding tangible equity units	$2,849,314	2,889,594	2,795,277	2,322,440	1,587,395
Total shareholders’ equity to total assets ratio	10.42%	11.24	11.25	13.34	10.41
Tangible common equity to tangible assets ratio	9.90%	10.69	10.68	9.66	6.81

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
Synovus returned over $250 million in capital to common shareholders with $199.2 million of common stock repurchases and $55.4 million of common stock dividends during 2015. During the fourth quarter of 2015, Synovus increased the quarterly common stock dividend by 20% to $0.12 per share effective with the quarterly dividend paid on January 4, 2016.
During the third quarter of 2015, Synovus completed its $250 million share repurchase program which was announced on October 21, 2014 and expired on October 23, 2015. Under this program, Synovus repurchased 9.1 million shares of common stock through a combination of share repurchases under the accelerated share repurchase (ASR) agreement described below and open market transactions. Synovus entered into an ASR agreement during October 2014 to purchase $75.0 million of Synovus common stock under the share repurchase program. During 2014, Synovus repurchased 2.5 million shares of common stock under the ASR agreement. During January 2015, Synovus repurchased 392 thousand shares upon completion of the ASR agreement. Additionally, from October 2014 through September 30, 2015, Synovus repurchased $175.0 million, or 6.2 million shares, of common stock through open market transactions, including $161.9 million, or 5.7 million shares, of common stock repurchased during 2015.
During the third quarter of 2015, Synovus' Board of Directors authorized a $300 million share repurchase program to be completed over the next 15 months. During the fourth quarter of 2015, under the new $300 million share repurchase program, Synovus repurchased $37.1 million, or 1.2 million shares. From January 1, 2016 through February 26, 2016, Synovus has repurchased $106.5 million, or 3.7 million shares under the $300 million share repurchase program. At December 31, 2015, the remaining authorization under this program was $262.9 million and as of February 26, 2016, the remaining authorization under this program was $156.4 million.
On December 7, 2015, Synovus issued in a public offering $250 million aggregate principal amount of subordinated notes due in 2025, for aggregate proceeds of $246.6 million, net of debt issuance costs. Also during the fourth quarter of 2015, Synovus repurchased $46.7 million of its 2017 subordinated notes in privately negotiated transactions which resulted in a pre-tax loss of $1.5 million. Additionally, during January 2016, Synovus repurchased $124.7 million of the 2017 subordinated notes in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. The first quarter of 2016 results will reflect a $4.7 million pre-tax loss relating to the January tender offer.
On February 12, 2016, Synovus Bank paid an upstream cash dividend of $100.0 million to the Parent Company. During 2015, Synovus Bank made upstream cash distributions to the Parent Company totaling $225.0 million including cash dividends of $199.9 million. During 2014, Synovus Bank made upstream cash distributions to the Parent Company totaling $182.0 million including cash dividends of $90.6 million. On July 19, 2013, the Parent Company received an upstream cash distribution of $680.0 million from Synovus Bank, which Synovus utilized to redeem its $967.9 million of Series A Preferred Stock on July 26, 2013. The balance of the redemption was funded by net proceeds from equity offerings completed in July 2013, described below.

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
The magnitude and velocity of rate changes among the various asset and liability groups exhibit different characteristics for each possible interest rate scenario; additionally, customer loan and deposit preferences can vary in response to changing interest rates. Simulation modeling enables Synovus to capture the expected effect of these differences. Assumptions utilized in the model are updated on an ongoing basis and are reviewed and approved by ALCO and the Risk Committee of the Board of Directors. Synovus is also able to model expected changes in the shape of interest rate yield curves for each rate scenario. Simulation also enables Synovus to capture the effect of expected prepayment level changes on selected assets and liabilities subject to prepayment.
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve's current targeted range of 0.25% to 0.50% and the current prime rate of 3.50%. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a decline of 25 basis points to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity model indicates that, compared with a net interest income forecast assuming stable rates, net interest income is projected to increase by 3.8% and increase by 6.4% if interest rates increased by 100 and 200 basis points, respectively. Net interest income is projected to decline by 2.6% if interest rates decreased by 25 basis points. This metric was not measured at December 31, 2014 as the Federal Reserve's targeted federal funds range was 0% to 0.25% at that time. These changes were within Synovus’ policy limit of a maximum 5% negative change.

Table 40 - Twelve Month Net Interest Income Sensitivity
Change in Short-term Interest Rates (in basis points)	Estimated Change in Net Interest Income As of December 31,
	2015	2014
+200	6.4%	6.7%
+100	3.8%	4.3%
Flat	—%	—%
-25	-2.6%	N/A

The measured interest rate sensitivity indicates an asset sensitive position over the next year, which could serve to improve net interest income in a rising interest rate environment. The actual realized change in net interest income would depend on several factors, some of which could serve to diminish or eliminate the asset sensitivity noted above. These factors include a higher than projected level of deposit customer migration to higher cost deposits, such as certificates of deposit, which would increase total interest expense and serve to reduce the realized level of asset sensitivity. Another factor which could impact the realized interest rate sensitivity in a rising rate environment is the repricing behavior of interest bearing non-maturity deposits. Assumptions for repricing are expressed as a beta relative to the change in the prime rate. For instance, a 50% beta would correspond to a deposit rate that would increase 0.5% for every 1% increase in the prime rate. Projected betas for interest bearing non-maturity deposit repricing are a key component of determining the Company's interest rate risk position. Should realized betas be higher than projected betas, the expected benefit from higher interest rates would be diminished. The following table presents an example of the potential impact of an increase in repricing betas in a rising rate environment on Synovus' realized interest rate sensitivity position.

Table 41 - Core Deposit Beta Sensitivity
Change in Short-term Interest Rates (in basis points)	As of December 31, 2015
	Base Scenario	15% Increase in Average Repricing Beta
+200	6.4%	4.8%
+100	3.8%	2.9%

While all of the above estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income.
The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter term time horizon. Synovus also evaluates potential longer term interest rate risk through modeling and evaluation of economic value of equity (EVE). This EVE modeling allows Synovus to capture longer-term repricing risk and options risk embedded in the balance sheet. Simulation modeling is utilized to measure the economic value of equity and its sensitivity to immediate changes in interest rates. These simulations value only the current balance sheet and do not incorporate growth assumptions used in the net interest income simulation. The economic value of equity is the net fair value of assets, liabilities, and off-balance sheet financial instruments derived from the present value of future cash flows discounted at current market interest rates. From this baseline valuation, Synovus evaluates changes in the value of each of these items in various interest rate scenarios to determine the net impact on the economic value of equity. Key assumptions utilized in the model, namely loan prepayments, deposit pricing betas, and non-maturity deposit durations have a significant impact on the results of the EVE simulations.
As illustrated in the table below, the economic value of equity model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 3.4% and 3.2%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. The primary reason for the decline in asset sensitivity from the prior year is a more conservative assumption regarding non-maturity deposit durations resulting from our annual evaluation of these deposit accounts. Assuming an immediate 25 basis point decline in rates, EVE is projected to decrease by .7%. These changes were within Synovus' policy which limits the maximum negative change in EVE to 20% of the base EVE.

Table 42 - Economic Value of Equity Sensitivity
Immediate Change in Interest Rates (in basis points)	Estimated Change in EVE As of December 31,
	2015	2014
+200	3.2%	6.7%
+100	3.4%	4.4%
- 25	- 0.7%	N/A

Synovus is also subject to market risk in certain of its fee income business lines. Financial management services revenues, which include trust, brokerage, and asset management fees, can be affected by risk in the securities markets, primarily the equity securities market. A significant portion of the fees in this unit are determined based upon a percentage of asset values. Weaker securities markets and lower equity values have an adverse impact on the fees generated by these operations. Trading account assets, maintained to facilitate brokerage customer activity, are also subject to market risk. This risk is not considered significant, as trading activities are limited and subject to risk policy limits. Mortgage banking income is also subject to market risk. Mortgage loan originations are sensitive to levels of mortgage interest rates and therefore, mortgage banking income could be negatively impacted during a period of rising interest rates. The extension of commitments to customers to fund mortgage loans also subjects Synovus to market risk. This risk is primarily created by the time period between making the commitment and closing and delivering the loan. Synovus seeks to minimize this exposure by utilizing various risk management tools, the primary of which are forward sales commitments and best efforts commitments.
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
Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges. As of December 31, 2015 and December 31, 2014, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Synovus Financial Corp.:
We have audited the accompanying consolidated balance sheets of Synovus Financial Corp. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synovus Financial Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synovus Financial Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

Atlanta, Georgia
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Synovus Financial Corp.:
We have audited Synovus Financial Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synovus Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Synovus Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synovus Financial Corp. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Atlanta, Georgia
February 29, 2016

Synovus Financial Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2015	2014
ASSETS
Cash and cash equivalents	$367,092	485,489
Interest bearing funds with Federal Reserve Bank	829,887	721,362
Interest earning deposits with banks	17,387	11,810
Federal funds sold and securities purchased under resale agreements	69,819	73,111
Trading account assets, at fair value	5,097	13,863
Mortgage loans held for sale, at fair value	59,275	63,328
Investment securities available for sale, at fair value	3,587,818	3,041,406
Loans, net of deferred fees and costs	22,429,565	21,097,699
Allowance for loan losses	(252,496)	(261,317)
Loans, net	22,177,069	20,836,382
Premises and equipment, net	445,155	455,235
Goodwill	24,431	24,431
Other real estate	47,030	85,472
Deferred tax asset, net	511,948	622,464
Other assets	650,645	615,884
Total assets	$28,792,653	27,050,237
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$6,732,970	6,228,472
Interest bearing deposits, excluding brokered deposits	15,434,171	13,660,830
Brokered deposits	1,075,520	1,642,398
Total deposits	23,242,661	21,531,700
Federal funds purchased and securities sold under repurchase agreements	177,025	126,916
Long-term debt	2,186,893	2,139,325
Other liabilities	185,878	211,026
Total liabilities	25,792,457	24,008,967
Shareholders' Equity
Series C Preferred Stock – no par value. 5,200,000 shares outstanding at December 31, 2015 and December 31, 2014	125,980	125,980
Common stock - $1.00 par value. Authorized 342,857,143 shares at December 31, 2015 and December 31, 2014; issued 140,592,409 at December 31, 2015 and 139,950,422 at December 31, 2014; outstanding 129,547,032 at December 31, 2015 and 136,122,843 at December 31, 2014	140,592	139,950
Additional paid-in capital	2,989,981	2,960,825
Treasury stock, at cost – 11,045,377 shares at December 31, 2015 and 3,827,579 shares at December 31, 2014	(401,511)	(187,774)
Accumulated other comprehensive loss, net	(29,819)	(12,605)
Retained earnings	174,973	14,894
Total shareholders’ equity	3,000,196	3,041,270
Total liabilities and shareholders' equity	$28,792,653	27,050,237

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Interest income:
Loans, including fees	$877,384	862,916	866,358
Investment securities available for sale	59,154	57,832	52,567
Trading account assets	303	456	548
Mortgage loans held for sale	2,546	2,304	4,441
Federal Reserve Bank balances	3,144	2,081	3,222
Other earning assets	3,431	3,103	1,878
Total interest income	945,962	928,692	929,014
Interest expense:
Deposits	65,534	55,179	64,392
Federal funds purchased and securities sold under repurchase agreements	168	220	324
Long-term debt	52,942	54,009	54,106
Total interest expense	118,644	109,408	118,822
Net interest income	827,318	819,284	810,192
Provision for loan losses	19,010	33,831	69,598
Net interest income after provision for loan losses	808,308	785,453	740,594
Non-interest income:
Service charges on deposit accounts	80,142	78,897	77,789
Fiduciary and asset management fees	45,928	45,226	43,450
Brokerage revenue	27,855	27,088	27,538
Mortgage banking income	24,096	18,354	22,482
Bankcard fees	33,172	32,931	30,641
Investment securities gains, net	2,769	1,331	2,945
Other fee income	21,170	19,130	22,567
Gain on sale of Memphis branches, net	—	5,789	—
Other non-interest income	32,788	33,358	26,159
Total non-interest income	267,920	262,104	253,571
Non-interest expense:
Salaries and other personnel expense	380,918	371,904	368,152
Net occupancy and equipment expense	107,466	105,806	103,339
Third-party processing expense	42,851	40,042	40,135
FDIC insurance and other regulatory fees	27,091	33,485	32,456
Professional fees	26,646	26,440	38,776
Advertising expense	15,477	24,037	8,971
Foreclosed real estate expense, net	22,803	25,321	33,864
Visa indemnification charges	1,464	3,041	1,600
Loss on early extinguishment of debt	1,533	—	—
Restructuring charges	36	20,585	11,064
Other operating expenses	91,370	94,337	103,180
Total non-interest expense	717,655	744,998	741,537
Income before income taxes	358,573	302,559	252,628
Income tax expense	132,491	107,310	93,245
Net income	226,082	195,249	159,383
Dividends and accretion of discount on preferred stock	10,238	10,238	40,830
Net income available to common shareholders	$215,844	185,011	118,553
Net income per common share, basic	$1.63	1.34	0.93
Net income per common share, diluted	1.62	1.33	0.88
Weighted average common shares outstanding, basic	132,423	138,495	127,495
Weighted average common shares outstanding, diluted	133,201	139,154	134,226

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Comprehensive Income

	December 31, 2015			December 31, 2014			December 31, 2013
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$358,573	(132,491)	226,082	302,559	(107,310)	195,249	252,628	(93,245)	159,383
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	521	(201)	320	448	(173)	275	447	(173)	274
Net unrealized (losses) gains on investment securities available for sale:
Reclassification adjustment for net gains realized in net income	$(2,769)	1,066	(1,703)	(1,331)	513	(818)	(2,945)	1,134	(1,811)
Net unrealized (losses) gains arising during the period	(25,707)	9,901	(15,806)	47,223	(18,182)	29,041	(71,929)	27,693	(44,236)
Net unrealized (losses) gains	$(28,476)	10,967	(17,509)	45,892	(17,669)	28,223	(74,874)	28,827	(46,047)
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	$(272)	104	(168)	(144)	56	(88)	(170)	65	(105)
Actuarial gains arising during the period	236	(93)	143	395	(152)	243	830	(311)	519
Net unrealized (losses) gains	$(36)	11	(25)	251	(96)	155	660	(246)	414
Other comprehensive (loss) income	(27,991)	10,777	(17,214)	46,591	(17,938)	28,653	(73,767)	28,408	(45,359)
Comprehensive income			$208,868			223,902			114,024

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Changes in Shareholders' Equity

(in thousands, except per share data)	Series A Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
Balance at December 31, 2012	$957,327	—	113,182	2,868,965	(114,176)	4,101	(259,968)	3,569,431
Net income	—	—	—	—	—	—	159,383	159,383
Other comprehensive loss, net of income taxes	—	—	—	—	—	(45,359)	—	(45,359)
Cash dividends declared on common stock - $0.28 per share	—	—	—	—	—	—	(36,427)	(36,427)
Cash dividends paid on Series A Preferred Stock	—	—	—	(33,741)	—	—	—	(33,741)
Accretion of discount on Series A Preferred Stock	10,543	—	—	(10,543)	—	—	—	—
Redemption of Series A Preferred Stock	(967,870)	—	—	—	—	—	—	(967,870)
Issuance of Series C Preferred Stock, net of issuance costs	—	125,862	—	—	—	—	—	125,862
Cash dividends paid on Series C Preferred Stock	—	—	—	(2,730)	—	—	—	(2,730)
Settlement of prepaid common stock purchase contracts	—	—	17,550	(17,550)	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	8,553	166,621	—	—	—	175,174
Restricted share unit activity	—	—	374	(3,438)	—	—	(500)	(3,564)
Stock options exercised	—	—	62	982	—	—	—	1,044
Share-based compensation net tax benefit	—	—	—	317	—	—	—	317
Share-based compensation expense	—	—	—	7,465	—	—	—	7,465
Balance at December 31, 2013	$—	125,862	139,721	2,976,348	(114,176)	(41,258)	(137,512)	2,948,985
Net income	—	—	—	—	—	—	195,249	195,249
Other comprehensive income, net of income taxes	—	—	—	—	—	28,653	—	28,653
Cash dividends declared on common stock - $0.31 per share	—	—	—	—	—	—	(42,805)	(42,805)
Cash dividends paid on Series C Preferred Stock	—	—	—	(10,238)	—	—	—	(10,238)
Series C Preferred Stock-adjustment to issuance costs	—	118	—	—	—	—	—	118
Repurchases and agreements to repurchase shares of common stock	—	—	—	(14,515)	(73,598)	—	—	(88,113)
Restricted share unit activity	—	—	52	(706)	—	—	(38)	(692)
Stock options exercised	—	—	177	2,871	—	—	—	3,048
Share-based compensation net tax deficiency	—	—	—	(3,168)	—	—	—	(3,168)
Share-based compensation expense	—	—	—	10,233	—	—	—	10,233
Balance at December 31, 2014	$—	125,980	139,950	2,960,825	(187,774)	(12,605)	14,894	3,041,270
Net income	—	—	—	—	—	—	226,082	226,082
Other comprehensive loss, net of income taxes	—	—	—	—	—	(17,214)	—	(17,214)
Cash dividends declared on common stock - $0.42 per share	—	—	—	—	—	—	(55,354)	(55,354)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	—	(10,238)	(10,238)
Repurchases and completion of ASR agreement to repurchase shares of common stock	—	—	—	14,516	(213,737)	—	—	(199,221)
Restricted share unit activity	—	—	304	(4,877)	—	—	(411)	(4,984)
Stock options exercised	—	—	338	5,305	—	—	—	5,643
Share-based compensation net tax benefit	—	—	—	1,656	—	—	—	1,656
Share-based compensation expense	—	—	—	12,556	—	—	—	12,556
Balance at December 31, 2015	$—	125,980	140,592	2,989,981	(401,511)	(29,819)	174,973	3,000,196

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2015	2014	2013
Operating Activities
Net income	$226,082	195,249	159,383
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	19,010	33,831	69,598
Depreciation, amortization, and accretion, net	56,741	54,952	59,310
Deferred income tax expense	121,904	102,020	90,415
Decrease (increase) in trading account assets	8,766	(7,750)	4,989
Originations of mortgage loans held for sale	(790,625)	(766,815)	(841,542)
Proceeds from sales of mortgage loans held for sale	807,906	761,979	1,008,501
Gain on sales of mortgage loans held for sale, net	(14,966)	(12,357)	(13,649)
Decrease in other assets	7,799	2,258	45,435
Decrease in other liabilities	(24,906)	(8,990)	(11,284)
Investment securities gains, net	(2,769)	(1,331)	(2,945)
Losses and write-downs on other real estate, net	17,619	22,085	25,508
Losses and write-downs on other assets held for sale, net	892	7,643	3,917
Loss on early extinguishment of debt	1,533	—	—
Share-based compensation expense	12,556	10,233	7,465
Gain on sale of Memphis branches, net	—	(5,789)	—
Net cash provided by operating activities	$447,542	387,218	605,101
Investing Activities
Net cash (used) received in dispositions/acquisitions	—	(90,571)	56,328
Net (increase) decrease in interest earning deposits with banks	(5,577)	12,515	(883)
Net decrease in federal funds sold and securities purchased under resale agreements	3,291	7,864	32,542
Net (increase) decrease in interest bearing funds with Federal Reserve Bank	(108,525)	(76,834)	853,862
Proceeds from maturities and principal collections of investment securities available for sale	693,608	568,918	711,134
Proceeds from sales of investment securities available for sale	347,954	20,815	407,718
Purchases of investment securities available for sale	(1,634,531)	(378,919)	(1,434,322)
Proceeds from sales of loans and principal repayments on other loans held for sale	28,762	65,205	160,444
Proceeds from sale of other real estate	47,137	63,768	100,802
Net increase in loans	(1,411,050)	(1,326,596)	(889,026)
Purchases of BOLI policies	(45,000)	—	—
Net increase in premises and equipment	(28,381)	(38,680)	(28,470)
Proceeds from sale of other assets held for sale	3,039	5,741	2,285
Net cash used in investing activities	$(2,109,273)	(1,166,774)	(27,586)
Financing Activities
Net increase (decrease) in demand and savings deposits	2,274,949	562,669	(114,738)
Net (decrease) increase in certificates of deposit	(565,315)	283,543	(122,343)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	50,109	(21,216)	(53,111)
Repayments on long-term debt	(823,899)	(400,781)	(307,571)
Proceeds from issuance of long-term debt	871,644	510,000	617,500
Dividends paid to common shareholders	(55,354)	(42,805)	(36,427)
Dividends paid on Series C Preferred Stock	(10,238)	(10,238)	(2,730)
Dividends paid on Series A Preferred Stock	—	—	(33,741)
Stock options exercised	5,643	3,048	1,044
Proceeds from issuance of Series C Preferred Stock, net of issuance costs	—	—	125,862
Redemption of Series A Preferred Stock	—	—	(967,870)
Proceeds from issuance of common stock, net of issuance costs	—	—	175,174

Repurchases and agreements to repurchase shares of common stock	(199,221)	(88,113)	—
Restricted stock activity	(4,984)	(692)	(3,564)
Net cash provided by (used in) financing activities	$1,543,334	795,415	(722,515)
(Decrease) increase in cash and cash equivalents	(118,397)	15,859	(145,000)
Cash and cash equivalents at beginning of year	485,489	469,630	614,630
Cash and cash equivalents at end of year	$367,092	485,489	469,630
Supplemental Cash Flow Information
Cash Paid During the Period for:
Income tax payments, net	10,514	5,971	2,577
Interest paid	115,795	109,549	121,291
Non-cash Activities:
Mortgage loans held for sale transferred to loans at fair value	659	334	14,714
Loans foreclosed and transferred to other real estate	26,313	58,556	85,422
Premises and equipment transferred to other assets held for sale at fair value	2,340	16,613	6,254
Securities purchased during the period but settled after period-end	—	25,938	—
Dispositions/Acquisitions:
Fair value of non-cash assets (sold) acquired	—	(100,982)	536
Fair value of liabilities (sold) assumed	—	(191,553)	56,864

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At December 31, 2015 and 2014, $100 thousand and $125 thousand, respectively, of the due from banks balance was restricted as to withdrawal.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and Federal funds sold and securities purchased under resale agreements. At December 31, 2015 and 2014, interest bearing funds with the Federal Reserve Bank included $117.3 million and $89.2 million, respectively, on deposit to meet Federal Reserve Bank reserve requirements. Interest earning deposits with banks include $2.2 million at December 31, 2015 and $7.1 million at December 31, 2014, which is pledged as collateral in connection with certain letters of credit. Federal funds sold include $65.9 million at December 31, 2015 and $67.5 million at December 31, 2014, which are pledged to collateralize certain derivative instruments. Federal funds sold and securities purchased under resale agreements, and Federal funds purchased and securities sold under repurchase agreements, generally mature in one day.
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
At December 31, 2015, substantially all non-accrual impaired loans were collateral-dependent and secured by real estate. For impairment measured using the estimated fair value of collateral less costs to sell, fair value is estimated using appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments, such as selling costs and anticipated sales values, taking into account management's plans for disposition, which could result in adjustments to the fair value estimates indicated in the appraisals. The assumptions used in determining the amount of the impairment are subject to significant judgment. Use of different assumptions, for example, changes in the fair value of the collateral or management's plans for disposition could have a significant impact on the amount of impairment.
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
Allowance for Loan Losses
The allowance for loan losses is a significant accounting estimate that is determined through periodic and systematic detailed reviews of the Company’s loan portfolio. These reviews are performed to assess the probable incurred losses within the portfolio and to ensure consistency between fluctuations in the allowance and both credit events within the portfolio and prevailing credit trends. The economic and business climate in any given industry or market is difficult to gauge and can change rapidly, and the effects of those changes can vary by borrower. Significant judgments and estimates are necessary in the determination of the allowance for loan losses. Significant judgments include, among others, loan risk ratings and classifications, the determination and measurement of impaired loans, the timing of loan charge-offs, the probability of loan defaults, the net loss exposure in the event of loan defaults, the loss emergence period, qualitative loss factors, management’s plans, if any, for disposition of certain loans, as well as other qualitative considerations. In determining the allowance for loan losses, management makes numerous assumptions, estimates, and assessments, which are inherently subjective. The use of different estimates or assumptions could have a significant impact on the provision for loan losses, allowance for loan losses, non-performing loans, loan charge-offs and the Company's consolidated financial condition and results of operations.
The allocated allowance is based upon quarterly analyses of impaired commercial loans to determine the amount of specific reserves (and/or loan charge-offs), if any, as well as an analysis of historical loan default experience, loan net loss experience, loss emergence experience, and related qualitative factors, if appropriate, for categories of loans with similar risk attributes and further segregated by Synovus' internal loan grading system.
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
For loans that are not considered impaired, the allocated allowance for loan losses is determined based upon Expected Loss (EL) factors, which are applied to groupings of specific loan types by loan risk ratings. The EL is determined based upon a probability of default (PD), which is the probability that a borrower, segregated by loan type and loan risk grade, will default, and loss given default (LGD), which is the estimate of the amount of net loss in the event of default. The groupings of the loans into loan categories are determined based upon the nature of the loan types and the level of inherent risk associated with the various loan categories. The loan groupings are further segregated based upon the individual loan risk ratings, as described below. The EL factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks.
Allocated EL factors may also be adjusted, as necessary, for certain qualitative factors that in management's judgment are necessary to reflect losses incurred in the portfolio.
Qualitative factors that management considers in the analysis include:

•	changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses

•	changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or grade loans

•	loan growth

•	effects of changes in credit concentrations

•	experience, ability, and depth of lending management, loan review personnel, and other relevant staff

•	changes in the quality of the loan review function

•	national and local economic trends and conditions

•	value of underlying collateral for collateral-dependent loans

•	other external factors such as the effects for the current competitive, legal, and regulatory environment

The adjusted EL factors by portfolio are then adjusted by a loss emergence period for each loan type. A loss emergence period represents the amount of time between when a loss event first occurs to when it is charged off. The loss emergence period was determined for each loan type based on the Company's historical experience and is validated annually.

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
For dual risk rated loans, this process begins with scoring the loan for a rating during its initial approval process. Synovus began utilizing a dual risk rating methodology for certain components of its commercial and industrial loan portfolio in 2013 and extended the DRR methodology to certain income-producing real estate loans in 2014 and 2015. The DRR includes sixteen probabilities of default categories and nine categories for estimating losses given an event of default. The result is an expected loss rate established for each borrower.
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
Management currently expects to implement the DRR methodology for additional components of the commercial loan portfolio over the next few years. The implementation is expected to be in multiple phases, with each component determined based primarily on loan type and size. The timing of future implementations will depend upon completion of applicable data analysis and model assessment. Once full implementation is completed, management estimates that the DRR methodology will be utilized to calculate the allowance for loan losses on commercial loans amounting to approximately 35% of the total loan portfolio. Approximately $6.7 billion, or 29.8%, of the total loan portfolio was rated using the DRR methodology at year-end 2015.
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
Goodwill
Goodwill represents the excess purchase price over the fair value of identifiable net assets of acquired businesses. In accordance with ASC 350, Intangibles, Goodwill and Other, goodwill is not amortized, but tested for impairment at the reporting unit (sub-segment) level on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Synovus reviews goodwill for impairment as of June 30th and at interim periods if indicators of impairment exist.

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
At foreclosure, ORE is recorded at the lower of cost or fair value less estimated selling costs, which establishes a new cost basis. Subsequent to foreclosure, ORE is evaluated quarterly and reported at fair value less estimated selling costs, not to exceed the new cost basis, determined by review of current appraisals, as well as the review of comparable sales and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments such as changes in absorption rates or market conditions from the time of the latest appraisal received or previous re-evaluation performed, and anticipated sales values considering management's plans for disposition, which could result in an adjustment to lower the fair value estimates indicated in the appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral, less costs to sell, is recorded as a charge against the allowance for loan losses. Revenue and expenses from ORE operations as well as gains or losses on sales are recorded as foreclosed real estate expense, net, a component of non-interest expense on the consolidated statements of income. Subsequent declines in fair value are recorded on a property-by-property basis through use of a valuation allowance within other real estate on the consolidated balance sheets and valuation adjustment account in foreclosed real estate expense, net, a component of non-interest expense on the consolidated statements of income.
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
Servicing Asset on SBA/Government Guaranteed Loans
Synovus has retained servicing responsibilities on sold SBA/government guaranteed loans and receives annual servicing fees on the outstanding loan balances.  SBA/government guaranteed loan servicing rights are accounted for using the amortization method.  A servicing asset is established at fair value at the time of the sale using a discounted future cash flow model.  The servicing asset is then amortized in other non-interest expense.
Private Equity Investments
Private equity investments are recorded at fair value on the consolidated balance sheets with realized and unrealized gains and losses recorded on the consolidated statements of income (as a component of other non-interest income) in accordance with ASC 946, Financial Services-Investment Companies. The private equity investments in which Synovus holds a limited partner interest consist of funds that invest in privately held companies. For privately held companies in the fund, the general partner estimates the fair value of the company in accordance with U.S. GAAP as clarified by ASC 820, Fair Value Measurements and Disclosures. The estimated fair value of the company is the estimated fair value as an exit price the fund would receive if it were to sell the company in the marketplace. The fair value of the fund's underlying investments is estimated through the use of valuation models, such as option pricing or a discounted cash flow model. Valuation factors, such as a company's financial performance against budget or milestones, last price paid by investors, with consideration given on whether financing is provided by insiders or unrelated new investors, public market comparables, liquidity of the market, industry and economic trends, and changes in management or key personnel, are used in the determination of estimated fair value.

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
Recently Adopted Accounting Standards Updates
In January 2014, the FASB issued amended guidance, ASU 2014-01, Investments-Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects, which permits Synovus to make an accounting policy election to account for its investments in qualified affordable housing projects using a proportional amortization method, if certain conditions are met, and to present the amortization as a component of income tax expense. The amended guidance would be applied retrospectively to all periods presented and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Regardless of the policy election, the amended guidance, where disclosed, enables users of the financial statements to understand the nature of investments in qualified affordable housing projects and the effect of the measurement of the investments in qualified affordable housing projects and the related tax credits on Synovus' financial position and results of operations.
Synovus adopted the amended guidance on January 1, 2015, and did not make an accounting policy election to apply the proportional amortization method for its investments in qualified affordable housing projects because the impact to the consolidated financial statements was insignificant. Therefore, the adoption did not have an impact on Synovus' consolidated financial statements. At December 31, 2015, the aggregate carrying value of Synovus' investments in LIHTC partnerships was $18.9 million. See Note 16 "Variable Interest Entities" to the consolidated financial statements of Synovus' 2015 Form 10-K for additional information regarding these investments.
Synovus early adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, during the the fourth quarter of 2015. This ASU was issued to simplify the presentation of debt issuance costs. Under previous accounting standards, debt issuance costs were reported on the balance sheet as assets and amortized as interest expense. ASU 2015-03 requires that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related liability, which is similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. All prior periods presented in this Report have been adjusted to reflect adoption of ASU 2015-03 with updates to long-term debt and other assets. Adoption of ASU 2015-03 did not have a material impact on Synvous' consolidated financial statements.
Additionally, adoption of the following standards effective January 1, 2015, did not have a significant impact on Synovus' consolidated financial statements:
•ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure
•ASU 2014-12, Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance
Target Could be Achieved after the Requisite Service Period
•ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures
•ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
•ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of
Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure
•    ASU 2015-05, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-
Credit Arrangements
Recently Issued Accounting Standards Updates
The following ASUs will be implemented effective January 1, 2016 or later:
ASU 2014-09, "Revenue from Contracts with Customers" - ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is intended to increase comparability across industries and jurisdictions. The core principle of the revenue model is that a company will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

The FASB issued ASU 2015-14, Revenue From Contracts with Customers – Deferral of the Effective Date, in August 2015 to defer the effective date of ASU 2014-09 for one year. The proposed new effective date will be annual reporting periods beginning after December 15, 2017, and interim periods within that year, for public business entities. As such, for Synovus, the ASU will be effective on January 1, 2018. Earlier application will be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.
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
ASU 2015-02, "Amendments to the Consolidation Analysis" - ASU 2015-02 was issued by the FASB to modify the analysis that companies must perform in order to determine whether a legal entity should be consolidated. ASU 2015-02 simplifies current consolidation rules by reducing the number of consolidation models; placing more emphasis on risk of loss when determining a controlling financial interest; reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE); and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. ASU 2015-02 will be effective for the first quarter of 2016 for Synovus. Management does not expect the adoption of this ASU to have a material impact on the consolidated financial statements of Synovus.
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
Note 2 - Sale of Branches
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
Note 3 - Restructuring Charges
For the years ended December 31, 2015, 2014, and 2013 total restructuring charges consist of the following components:

	Years Ended December 31,
(in thousands)	2015	2014	2013
Severance charges	$—	7,246	8,046
Lease termination charges	(3)	4,808	1,060
Asset impairment charges	229	7,530	2,030
Gain on sale of assets held for sale, net	(401)	(766)	(135)
Professional fees and other charges	211	1,767	63
Total restructuring charges	$36	20,585	11,064

For the year ended December 31, 2015, Synovus recorded net gains of $401 thousand on the sale of certain branch locations and recorded additional expense, net of $437 thousand associated primarily with the 2014 branch closings. Restructuring charges for the year ended December 31, 2014 related primarily to expense savings initiatives that were approved during 2014. The initiatives included the consolidation or closing of certain branch locations as well as workforce reductions.   Asset impairment and lease termination charges for the year ended December 31, 2014 consisted primarily of charges related to the closure of 13 branches during the fourth quarter of 2014.   Severance charges for the year ended December 31, 2014 consisted of estimated involuntary termination benefits for targeted staff reductions identified during 2014. These termination benefits were provided under an ongoing benefit arrangement as defined in ASC 712, Compensation-Nonretirement Postemployment Benefits; accordingly, the charges were recorded pursuant to the liability recognition criteria of ASC 712.   Additionally, substantially all of the professional

fees and other charges for the year ended December 31, 2014 consisted of professional fees incurred in connection with an organizational restructuring implemented during 2014.
Restructuring charges for the year ended December 31, 2013 related primarily to expense savings initiatives approved during 2013 which consisted primarily of the consolidation or closing of certain branch locations as well as workforce reductions. The involuntary termination benefits relating to these workforce reductions were provided under a one-time benefit arrangement as defined in ASC 420, Exit or Disposal Costs or Obligations; accordingly, the charges were recorded pursuant to the liability recognition criteria of ASC 420.
The following table presents aggregate activity associated with accruals that resulted from the restructuring charges recorded during the years ended December 31, 2015, 2014, and 2013:

(in thousands)	Severance Charges	Lease Termination Charges	Total
Balance as of December 31, 2012	$257	471	728
Accruals for efficiency initiatives	8,046	1,060	9,106
Payments	(6,731)	(148)	(6,879)
Balance at December 31, 2013	1,572	1,383	2,955
Accruals for efficiency initiatives	7,246	4,808	12,054
Payments	(5,527)	(652)	(6,179)
Balance at December 31, 2014	3,291	5,539	8,830
Accruals for efficiency initiatives	—	(3)	(3)
Payments	(1,361)	(849)	(2,210)
Balance at December 31, 2015	$1,930	4,687	6,617

All professional fees and other charges were paid in the years that they were incurred. No other restructuring charges resulted in any payment accruals.

Note 4 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at December 31, 2015 and 2014 are summarized below.

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$43,125	232	—	43,357
U.S. Government agency securities	13,087	536	—	13,623
Securities issued by U.S. Government sponsored enterprises	126,520	389	—	126,909
Mortgage-backed securities issued by U.S. Government agencies	209,785	1,340	(1,121)	210,004
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,645,107	7,874	(22,562)	2,630,419
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	530,426	2,396	(3,225)	529,597
State and municipal securities	4,343	92	(1)	4,434
Equity securities	3,228	6,444	—	9,672
Other investments	20,177	—	(374)	19,803
Total investment securities available for sale	$3,595,798	19,303	(27,283)	3,587,818

	December 31, 2014
(in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$42,636	190	—	42,826
U.S. Government agency securities	26,426	898	—	27,324
Securities issued by U.S. Government sponsored enterprises	81,332	710	—	82,042
Mortgage-backed securities issued by U.S. Government agencies	177,678	2,578	(440)	179,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,250,897	19,915	(9,131)	2,261,681
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	414,562	4,856	(2,342)	417,076
State and municipal securities	5,024	183	(1)	5,206
Equity securities	3,228	3,520	—	6,748
Other investments	19,121	7	(441)	18,687
Total investment securities available for sale	$3,020,904	32,857	(12,355)	3,041,406

(1)	Amortized cost is adjusted for other-than-temporary impairment charges in 2014, which have been recognized in the consolidated statements of income, and were considered inconsequential.
At December 31, 2015 and 2014, investment securities with a carrying value of $2.43 billion and $2.12 billion, respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of December 31, 2015 and 2014 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in income. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities recovery of all such unrealized losses.

Declines in the fair value of available for sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of December 31, 2015, Synovus had sixty-four investment securities in a loss position for less than twelve months and twenty-nine investment securities in a loss position for twelve months or longer.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015 and December 31, 2014 are presented below.

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	122,626	639	18,435	482	141,061	1,121
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,656,194	12,874	489,971	9,688	2,146,165	22,562
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	196,811	963	72,366	2,262	269,177	3,225
State and municipal securities	—	—	50	1	50	1
Other investments	14,985	15	4,818	359	19,803	374
Total	$1,990,616	14,491	585,640	12,792	2,576,256	27,283

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	—	—	21,488	440	21,488	440
Mortgage-backed securities issued by U.S. Government sponsored enterprises	251,134	763	798,282	8,368	1,049,416	9,131
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	20,338	61	119,172	2,281	139,510	2,342
State and municipal securities	—	—	45	1	45	1
Other investments	—	—	3,680	441	3,680	441
Total	$271,472	824	942,667	11,531	1,214,139	12,355

The amortized cost and fair value by contractual maturity of investment securities available for sale at December 31, 2015 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at December 31, 2015
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$18,243	24,882	—	—	—	43,125
U.S. Government agency securities	—	6,676	6,411	—	—	13,087
Securities issued by U.S. Government sponsored enterprises	80,460	46,060	—	—	—	126,520
Mortgage-backed securities issued by U.S. Government agencies	—	—	18,745	191,040	—	209,785
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	725	1,648,680	995,702	—	2,645,107
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	530,426	—	530,426
State and municipal securities	1,067	699	—	2,577	—	4,343
Equity securities	—	—	—	—	3,228	3,228
Other investments	—	—	15,000	2,000	3,177	20,177
Total amortized cost	$99,770	79,042	1,688,836	1,721,745	6,405	3,595,798
Fair Value
U.S. Treasury securities	$18,243	25,114	—	—	—	43,357
U.S. Government agency securities	—	6,907	6,716	—	—	13,623
Securities issued by U.S. Government sponsored enterprises	80,634	46,275	—	—	—	126,909
Mortgage-backed securities issued by U.S. Government agencies	—	—	18,999	191,005	—	210,004
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	755	1,634,107	995,557	—	2,630,419
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	529,597	—	529,597
State and municipal securities	1,080	701	—	2,653	—	4,434
Equity securities	—	—	—	—	9,672	9,672
Other investments	—	—	14,985	1,745	3,073	19,803
Total fair value	$99,957	79,752	1,674,807	1,720,557	12,745	3,587,818

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the years ended December 31, 2015, 2014 and 2013 are presented below. Other-than-temporary impairment charges of $88 thousand and $264 thousand respectively, are included in gross realized losses for the years ended December 31, 2014 and 2013. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

(in thousands)	2015	2014	2013
Proceeds from sales of investment securities available for sale	$347,954	20,815	407,718
Gross realized gains	$4,356	$1,419	$3,822
Gross realized losses	(1,587)	(88)	(877)
Investment securities gains, net	$2,769	1,331	2,945

Note 5 - Loans and Allowance for Loan Losses
Loans outstanding, by classification, at December 31, 2015 and 2014 are summarized below.

	December 31,
(in thousands)	2015	2014
Investment properties	$5,751,631	5,206,674
1-4 family properties	1,109,854	1,133,882
Land acquisition	513,981	586,046
Total commercial real estate	7,375,466	6,926,602
Commercial, financial and agricultural	6,472,482	6,182,312
Owner-occupied	4,318,950	4,085,407
Total commercial and industrial	10,791,432	10,267,719
Home equity lines	1,689,914	1,683,998
Consumer mortgages	1,938,683	1,694,061
Credit cards	240,851	253,649
Other retail loans	423,318	302,460
Total retail	4,292,766	3,934,168
Total loans	22,459,664	21,128,489
Deferred fees and costs, net	(30,099)	(30,790)
Total loans, net of deferred fees and costs	$22,429,565	21,097,699

A substantial portion of the loan portfolio is secured by real estate in markets located throughout Georgia, Alabama, Tennessee, South Carolina, and Florida. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in market conditions in these areas.

The following is a summary of current, accruing past due, and non-accrual loans by class as of December 31, 2015 and 2014.

Current, Accruing Past Due, and Non-accrual Loans
	December 31, 2015
( in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,726,307	2,284	—	2,284	23,040	5,751,631
1-4 family properties	1,086,612	6,300	103	6,403	16,839	1,109,854
Land acquisition	495,542	639	32	671	17,768	513,981
Total commercial real estate	7,308,461	9,223	135	9,358	57,647	7,375,466
Commercial, financial and agricultural	6,410,338	12,222	785	13,007	49,137	6,472,482
Owner-occupied	4,293,308	5,254	95	5,349	20,293	4,318,950
Total commercial and industrial	10,703,646	17,476	880	18,356	69,430	10,791,432
Home equity lines	1,667,552	5,882	—	5,882	16,480	1,689,914
Consumer mortgages	1,907,644	8,657	134	8,791	22,248	1,938,683
Credit cards	237,742	1,663	1,446	3,109	—	240,851
Other retail loans	418,337	2,390	26	2,416	2,565	423,318
Total retail	4,231,275	18,592	1,606	20,198	41,293	4,292,766
Total loans	$22,243,382	45,291	2,621	47,912	168,370	22,459,664	(1)

	December 31, 2014
( in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,184,103	1,851	—	1,851	20,720	5,206,674
1-4 family properties	1,105,186	4,067	432	4,499	24,197	1,133,882
Land acquisition	551,308	363	—	363	34,375	586,046
Total commercial real estate	6,840,597	6,281	432	6,713	79,292	6,926,602
Commercial, financial and agricultural	6,130,184	9,979	1,790	11,769	40,359	6,182,312
Owner-occupied	4,052,679	6,404	225	6,629	26,099	4,085,407
Total commercial and industrial	10,182,863	16,383	2,015	18,398	66,458	10,267,719
Home equity lines	1,659,869	6,992	703	7,695	16,434	1,683,998
Consumer mortgages	1,648,145	12,626	12	12,638	33,278	1,694,061
Credit cards	250,304	1,971	1,374	3,345	—	253,649
Other retail loans	297,703	2,361	101	2,462	2,295	302,460
Total retail	3,856,021	23,950	2,190	26,140	52,007	3,934,168
Total loans	$20,879,481	46,614	4,637	51,251	197,757	21,128,489	(2)

(1) Total before net deferred fees and costs of $30.1 million.
(2) Total before net deferred fees and costs of $30.8 million.
Non-accrual loans as of December 31, 2015 and 2014 were $168.4 million and $197.8 million, respectively. Interest income on non-accrual loans outstanding at December 31, 2015 and 2014 that would have been recorded if the loans had been current and performed in accordance with their original terms was $10.5 million and $12.6 million, respectively. Interest income recorded on these loans for the years ended December 31, 2015 and 2014 was $4.3 million and $4.1 million, respectively.

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

\

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

Loan Portfolio Credit Exposure by Risk Grade
	December 31, 2015
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$5,560,595	114,705	76,331	—	—		5,751,631
1-4 family properties	976,601	64,325	61,726	7,202	—		1,109,854
Land acquisition	436,835	46,208	30,574	364	—		513,981
Total commercial real estate	6,974,031	225,238	168,631	7,566	—		7,375,466
Commercial, financial and agricultural	6,203,481	152,189	100,658	13,330	2,824	(3)	6,472,482
Owner-occupied	4,118,631	78,490	121,272	98	459	(3)	4,318,950
Total commercial and industrial	10,322,112	230,679	221,930	13,428	3,283		10,791,432
Home equity lines	1,666,586	—	20,456	1,206	1,666	(3)	1,689,914
Consumer mortgages	1,910,649	—	26,041	1,700	293	(3)	1,938,683
Credit cards	239,405	—	480	—	966	(4)	240,851
Other retail loans	418,929	—	4,315	—	74	(3)	423,318
Total retail	4,235,569	—	51,292	2,906	2,999		4,292,766
Total loans	$21,531,712	455,917	441,853	23,900	6,282		22,459,664	(5)

	December 31, 2014
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$4,936,319	167,490	102,865	—	—		5,206,674
1-4 family properties	943,721	86,072	96,392	7,697	—	(3)	1,133,882
Land acquisition	462,313	60,902	62,101	730	—		586,046
Total commercial real estate	6,342,353	314,464	261,358	8,427	—		6,926,602
Commercial, financial and agricultural	5,905,589	143,879	123,225	9,539	80	(3)	6,182,312
Owner-occupied	3,827,943	95,647	161,045	327	445		4,085,407
Total commercial and industrial	9,733,532	239,526	284,270	9,866	525		10,267,719
Home equity lines	1,659,794	—	20,043	2,009	2,152	(3)	1,683,998
Consumer mortgages	1,653,491	—	37,656	2,654	260	(3)	1,694,061
Credit cards	252,275	—	495	—	879	(4)	253,649
Other retail loans	298,991	—	3,339	32	98	(3)	302,460
Total retail	3,864,551	—	61,533	4,695	3,389		3,934,168
Total loans	$19,940,436	553,990	607,161	22,988	3,914		21,128,489	(6)

(1)	Includes $138.2 million and $170.9 million of non-accrual substandard loans at December 31, 2015 and December 31, 2014, respectively.
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
(5) Total before net deferred fees and costs of $30.1 million.
(6) Total before net deferred fees and costs of $30.8 million.

The following table details the change in the allowance for loan losses by loan segment for the years ended December 31, 2015, 2014 and 2013.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Year Ended December 31, 2015
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$101,471	118,110	41,736	—	261,317
Charge-offs	(13,998)	(22,583)	(20,758)	—	(57,339)
Recoveries	13,644	8,611	7,253	—	29,508
Provision for loan losses	(13,984)	18,851	14,143	—	19,010
Ending balance	$87,133	122,989	42,374	—	252,496
Ending balance: individually evaluated for impairment	18,969	10,477	989	—	30,435
Ending balance: collectively evaluated for impairment	$68,164	112,512	41,385	—	222,061
Loans
Ending balance: total loans (1)	$7,375,466	10,791,432	4,292,766	—	22,459,664
Ending balance: individually evaluated for impairment	157,958	105,599	38,243	—	301,800
Ending balance: collectively evaluated for impairment	$7,217,508	10,685,833	4,254,523	—	22,157,864

	As Of and For The Year Ended December 31, 2014
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$127,646	115,435	41,479	23,000	307,560
Allowance for loan losses of sold loans	(281)	(398)	(340)	—	(1,019)
Charge-offs	(49,716)	(38,941)	(24,881)	—	(113,538)
Recoveries	11,787	14,628	8,068	—	34,483
Provision for loan losses	12,035	27,386	17,410	(23,000)	33,831
Ending balance	$101,471	118,110	41,736	—	261,317
Ending balance: individually evaluated for impairment	21,755	10,451	1,270	—	33,476
Ending balance: collectively evaluated for impairment	$79,716	$107,659	$40,466	$—	227,841
Loans
Ending balance: total loans(2)	$6,926,602	10,267,719	3,934,168	—	21,128,489
Ending balance: individually evaluated for impairment	251,536	146,026	44,586	—	442,148
Ending balance: collectively evaluated for impairment	$6,675,066	10,121,693	3,889,582	—	20,686,341

	As Of and For The Year Ended December 31, 2013
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$167,926	138,495	38,984	28,000	373,405
Charge-offs	(87,031)	(58,936)	(33,986)	—	(179,953)
Recoveries	17,068	19,918	7,524	—	44,510
Provision for loan losses	29,683	15,958	28,957	(5,000)	69,598
Ending balance	$127,646	115,435	41,479	23,000	307,560
Ending balance: individually evaluated for impairment	46,787	20,018	1,192	—	67,997
Ending balance: collectively evaluated for impairment	$80,859	95,417	40,287	23,000	239,563
Loans
Ending balance: total loans(3)	$6,506,976	9,931,451	3,648,233	—	20,086,660
Ending balance: individually evaluated for impairment	538,730	242,862	54,962	—	836,554
Ending balance: collectively evaluated for impairment	$5,968,246	9,688,589	3,593,271	—	19,250,106

(1) Total before net deferred fees and costs of $30.1 million.
(2) Total before net deferred fees and costs of $30.8 million.
(3) Total before net deferred fees and costs of $28.9 million.

Below is a detailed summary of impaired loans (including accruing TDRs) by class as of December 31, 2015 and 2014.

Impaired Loans (including accruing TDRs)	December 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$10,051	12,946	—	11,625	—
1-4 family properties	1,507	5,526	—	2,546	—
Land acquisition	8,551	39,053	—	13,897	—
Total commercial real estate	20,109	57,525	—	28,068	—
Commercial, financial and agricultural	4,393	7,606	—	5,737	—
Owner-occupied	8,762	11,210	—	14,657	—
Total commercial and industrial	13,155	18,816	—	20,394	—
Home equity lines	1,030	1,030	—	573	—
Consumer mortgages	814	941	—	995	—
Credit cards	—	—	—	—	—
Other retail loans	—	—	—	—	—
Total retail	1,844	1,971	—	1,568	—
Total	35,108	78,312	—	50,030	—
With allowance recorded
Investment properties	62,305	62,305	10,070	73,211	2,131
1-4 family properties	51,376	51,376	6,184	61,690	1,618
Land acquisition	24,168	24,738	2,715	34,793	936
Total commercial real estate	137,849	138,419	18,969	169,694	4,685
Commercial, financial and agricultural	42,914	44,374	8,339	43,740	1,125
Owner-occupied	49,530	49,688	2,138	55,323	1,814
Total commercial and industrial	92,444	94,062	10,477	99,063	2,939
Home equity lines	9,575	9,575	206	8,318	346
Consumer mortgages	22,173	23,297	651	26,044	1,229
Credit cards	—	—	—	—	—
Other retail loans	4,651	4,651	132	5,105	323
Total retail	36,399	37,523	989	39,467	1,898
Total	266,692	270,004	30,435	308,224	9,522
Total
Investment properties	72,356	75,251	10,070	84,836	2,131
1-4 family properties	52,883	56,902	6,184	64,236	1,618
Land acquisition	32,719	63,791	2,715	48,690	936
Total commercial real estate	157,958	195,944	18,969	197,762	4,685
Commercial, financial and agricultural	47,307	51,980	8,339	49,477	1,125
Owner-occupied	58,292	60,898	2,138	69,980	1,814
Total commercial and industrial	105,599	112,878	10,477	119,457	2,939
Home equity lines	10,605	10,605	206	8,891	346
Consumer mortgages	22,987	24,238	651	27,039	1,229
Credit cards	—	—	—	—	—
Other retail loans	4,651	4,651	132	5,105	323
Total retail	38,243	39,494	989	41,035	1,898
Total impaired loans	$301,800	348,316	30,435	358,254	9,522

	December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$15,368	20,237	—	25,311	—
1-4 family properties	2,981	10,520	—	5,441	—
Land acquisition	21,504	61,843	—	29,954	—
Total commercial real estate	39,853	92,600	—	60,706	—
Commercial, financial and agricultural	7,391	11,193	—	8,984	—
Owner-occupied	17,017	19,612	—	19,548	—
Total commercial and industrial	24,408	30,805	—	28,532	—
Home equity lines	—	—	—	—	—
Consumer mortgages	995	2,065	—	1,352	—
Credit cards	—	—	—	—	—
Other retail loans	—	—	—	—	—
Total retail	995	2,065	—	1,352	—
Total	65,256	125,470	—	90,590	—
With allowance recorded
Investment properties	81,758	83,963	5,413	129,289	3,690
1-4 family properties	80,625	81,357	11,442	94,773	2,645
Land acquisition	49,300	49,483	4,900	89,195	1,689
Total commercial real estate	211,683	214,803	21,755	313,257	8,024
Commercial, financial and agricultural	59,035	59,041	7,597	91,221	2,392
Owner-occupied	62,583	62,601	2,854	78,950	2,610
Total commercial and industrial	121,618	121,642	10,451	170,171	5,002
Home equity lines	4,848	4,848	129	3,604	1405
Consumer mortgages	33,450	33,450	1,040	39,427	115
Credit cards	—	—	—	—	—
Other retail loans	5,293	5,293	101	4,997	315
Total retail	43,591	43,591	1,270	48,028	1,835
Total	376,892	380,036	33,476	531,456	14,861
Total
Investment properties	97,126	104,200	5,413	154,600	3,690
1-4 family properties	83,606	91,877	11,442	100,214	2,645
Land acquisition	70,804	111,326	4,900	119,149	1,689
Total commercial real estate	251,536	307,403	21,755	373,963	8,024
Commercial, financial and agricultural	66,426	70,234	7,597	100,205	2,392
Owner-occupied	79,600	82,213	2,854	98,498	2,610
Total commercial and industrial	146,026	152,447	10,451	198,703	5,002
Home equity lines	4,848	4,848	129	3,604	1,405
Consumer mortgages	34,445	35,515	1,040	40,779	115
Credit cards	—	—	—	—	—
Other retail loans	5,293	5,293	101	4,997	315
Total retail	44,586	45,656	1,270	49,380	1,835
Total impaired loans	$442,148	505,506	33,476	622,046	14,861

The average recorded investment in impaired loans was $952.3 million for the year ended December 31, 2013. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the years ended December 31, 2015 , 2014, and 2013. Interest income recognized for accruing TDRs was $21.1 million for the year ended December 31, 2013. At December 31, 2015, 2014, and 2013, all impaired loans, other than $223.9 million, $348.4 million, and $556.4 million, respectively, of accruing TDRs, were on nonaccrual status.

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
The following tables represent the post-modification balance, shown by type of concession, for loans modified or renewed during the years ended December 31, 2015 and 2014 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Year Ended December 31, 2015
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	11	$—	25,052	6,973	32,025
1-4 family properties	43	14,823	4,667	2,763	22,253
Land acquisition	12	—	614	1,532	2,146
Total commercial real estate	66	14,823	30,333	11,268	56,424
Commercial, financial and agricultural	91	29	3,191	6,477	9,697
Owner-occupied	10	—	3,417	2,064	5,481
Total commercial and industrial	101	29	6,608	8,541	15,178
Home equity lines	53	—	2,826	2,905	5,731
Consumer mortgages	15	—	1,011	895	1,906
Credit cards	—	—	—	—	—
Other retail loans	27	—	444	703	1,147
Total retail	95	—	4,281	4,503	8,784
Total loans	262	$14,852	41,222	24,312	80,386	(1)

(1) As a result of these loans being reported as TDRs, there were net charge-offs of $4.0 million recorded during 2015.

TDRs by Concession Type
	Year Ended December 31, 2014
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	15	$—	8,423	5,813	14,236
1-4 family properties	68	—	6,611	6,492	13,103
Land acquisition	16	2,338	4,783	2,688	9,809
Total commercial real estate	99	2,338	19,817	14,993	37,148
Commercial, financial and agricultural	89	60	10,066	21,141	31,267
Owner-occupied	18	—	23,404	14,862	38,266
Total commercial and industrial	107	60	33,470	36,003	69,533
Home equity lines	20	—	2,335	451	2,786
Consumer mortgages	19	—	2,735	867	3,602
Credit cards	—	—	—	—	—
Other retail loans	27	—	663	566	1,229
Total retail	66	—	5,733	1,884	7,617
Total loans	272	$2,398	59,020	52,880	114,298	(1)

(1) As a result of these loans being reported as TDRs, there were net charge-offs of approximately $163 thousand recorded during 2014.

The following table presents TDRs that defaulted in the years indicated and which were modified or renewed in a TDR within 12 months of the default date:

Troubled Debt Restructurings Entered Into That Subsequently Defaulted(1) During
	Year Ended December 31, 2015		Year Ended December 31, 2014
(in thousands, except contract data)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Investment properties	1	$10,944	1	$186
1-4 family properties	—	—	3	1,018
Land acquisition	—	—	1	428
Total commercial real estate	1	10,944	5	1,632
Commercial, financial and agricultural	1	112	6	1,779
Owner-occupied	2	1,319	—	—
Total commercial and industrial	3	1,431	6	1,779
Home equity lines	2	74	—	—
Consumer mortgages	—	—	3	206
Credit cards	—	—	—	—
Other retail loans	1	81	1	6
Total retail	3	155	4	212
Total loans	7	$12,530	15	$3,623

(1) Defaulted is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments.
If at the time that a loan was designated as a TDR the loan was not already impaired, the measurement of impairment resulting from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35, Accounting By Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5, ASC 450-20, and No. 15, ASC 310-40. Generally, the change in the allowance for loan losses resulting from such a TDR is not significant. At December 31, 2015, the allowance for loan losses allocated to accruing TDRs totaling $223.9 million was $12.6 million compared to accruing TDR's of $348.4 million with a related allowance for loan losses of $21.0 million at December 31, 2014. Nonaccrual non-homogeneous loans (commercial-type impaired loan relationships greater than $1 million) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation.
In the ordinary course of business, Synovus Bank has made loans to certain Synovus and Synovus Bank executive officers and directors (including their associates and affiliates). Management believes that such loans are made on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unaffiliated customers.
The following is a summary of such loans and the activity in these loans for the year ended December 31, 2015.

(in thousands)
Balance at December 31, 2014	$38,482
New loans	13,577
Repayments	(10,506)
Loans charged-off	—
Balance at December 31, 2015	$41,553

At December 31, 2015, there were no loans to executive officers and directors that were classified as nonaccrual, greater than 90 days past due and still accruing, or potential problem loans.

Note 6 - Other Comprehensive Income (Loss)
The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component, and is shown for the years ended December 31, 2015, 2014, and 2013.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities Available for Sale	Post-Retirement Unfunded Health Benefit	Total
Balance at December 31, 2012	$(13,373)	17,111	363	4,101
Other comprehensive income (loss) before reclassifications	—	(44,236)	519	(43,717)
Amounts reclassified from accumulated other comprehensive income (loss)	274	(1,811)	(105)	(1,642)
Net current period other comprehensive income (loss)	274	(46,047)	414	(45,359)
Balance at December 31, 2013	$(13,099)	(28,936)	777	(41,258)
Other comprehensive income before reclassifications	—	29,041	243	29,284
Amounts reclassified from accumulated other comprehensive income (loss)	275	(818)	(88)	(631)
Net current period other comprehensive income	275	28,223	155	28,653
Balance at December 31, 2014	$(12,824)	(713)	932	(12,605)
Other comprehensive income (loss) before reclassifications	—	(15,806)	143	(15,663)
Amounts reclassified from accumulated other comprehensive income (loss)	320	(1,703)	(168)	(1,551)
Net current period other comprehensive income (loss)	320	(17,509)	(25)	(17,214)
Balance at December 31, 2015	$(12,504)	$(18,222)	$907	$(29,819)

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). During the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative instruments, equity securities, and debt securities as a single portfolio. As of December 31, 2015, the ending balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to the previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

The following table illustrates activity within the reclassifications out of accumulated other comprehensive income (loss), for the years ended December 31, 2015, 2014, and 2013.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Statement Where Net Income is Presented
	For the Years Ended December 31,
	2015	2014	2013
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(448)	(448)	(447)	Interest expense
Amortization of deferred losses	(73)	—	—	Loss on early extinguishment of debt
	201	173	173	Income tax (expense) benefit
	$(320)	(275)	(274)	Reclassifications, net of income taxes
Net unrealized gains (losses) on investment securities available for sale:
Realized gains, net on sales of securities	$2,769	1,331	2,945	Investment securities gains, net
	(1,066)	(513)	(1,134)	Income tax (expense) benefit
	$1,703	818	1,811	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$272	144	170	Salaries and other personnel expense
	(104)	(56)	(65)	Income tax (expense) benefit
	$168	$88	$105	Reclassifications, net of income taxes

Note 7 - Goodwill and Other Intangible Assets
At December 31, 2015 and 2014, the net carrying value of goodwill, net of accumulated impairment losses, was $24.4 million, and it is a component of the trust services reporting unit. At June 30, 2015, Synovus completed its annual goodwill impairment evaluation, and as a result of this evaluation, concluded that goodwill was not impaired. The estimated fair value of the trust services reporting unit was $125.7 million, which exceeded the carrying value of $83.7 million by $42.0 million, or 50%.
Note 8 - Other Assets
Significant balances included in other assets at December 31, 2015 and 2014 are presented below.

(in thousands)	2015	2014
Cash surrender value of bank-owned life insurance	$338,002	286,109
Accrued interest receivable	65,218	64,058
Accounts receivable	19,692	23,461
FHLB and FRB stock	68,288	78,065
Private equity investments	28,018	28,363
Prepaid expenses	33,348	33,198
Derivative asset positions	27,139	32,117
Other properties held for sale	10,671	12,227
Servicing asset	4,287	3,323
Miscellaneous other assets	55,982	54,963
Total other assets	$650,645	615,884

Synovus’ investment in company-owned life insurance programs was approximately $338.0 million and $286.1 million at December 31, 2015 and December 31, 2014, respectively, which included approximately $31.8 million and $31.5 million of separate account life insurance policies covered by stable value agreements. At December 31, 2015, the fair value of the investments underlying the separate account policies was approximately $30.6 million, which was within the coverage provided by the stable value agreements.
Synovus held stock in the FHLB of Atlanta totaling $67.1 million at December 31, 2015 and $76.9 million at December 31, 2014. Synovus also held stock in the Federal Reserve Bank totaling $1.2 million at December 31, 2015 and December 31, 2014. The FHLB and Federal Reserve Bank stocks are recorded at amortized cost, which approximates fair value. In order to become a member of the Federal Reserve System, regulations require that Synovus hold a certain amount of Federal Reserve Bank capital stock. Additionally, investment in FHLB stock is required for membership in the FHLB system and in relation to the level of FHLB outstanding borrowings.
Note 9 - Deposits
A summary of interest bearing deposits at December 31, 2015 and 2014 is presented below.

(in thousands)	2015	2014
Interest bearing demand deposits	$4,377,407	3,884,469
Money market accounts, excluding brokered deposits	7,042,350	5,971,629
Savings accounts	714,410	636,782
Time deposits, excluding brokered deposits	3,300,004	3,167,950
Brokered deposits	1,075,520	1,642,398
Total interest bearing deposits	$16,509,691	15,303,228

The aggregate amount of time deposits of $250,000 or more was $774.3 million at December 31, 2015 and $703.3 million at December 31, 2014.

The following table presents contractual maturities of all time deposits at December 31, 2015.

(in thousands)
Maturing within one year	$2,557,885
Between 1 — 2 years	794,081
2 — 3 years	401,324
3 — 4 years	105,103
4 — 5 years	177,968
Thereafter	23,159
$4,059,520

Note 10 - Long-term Debt and Short-term Borrowings
Long-term debt at December 31, 2015 and 2014 is presented in the following table.

(in thousands)	2015	2014
Parent Company:
5.125% subordinated notes, due June 15, 2017, $403.3 million and $450 million par value at December 31, 2015 and 2014, respectively, with semi-annual interest payments and principal to be paid at maturity	$402,812	449,006
7.875% senior notes, due February 15, 2019, $300 million par value with semi-annual interest payments and principal to be paid at maturity	296,711	295,659
5.75% fixed to adjustable rate subordinated notes, due December 15, 2025, $250 million par value with semi-annual interest payments at 5.75% for the first five years and quarterly payments thereafter at an adjustable rate equal to the then-current three month LIBOR rate + 418.2 basis points and principal to be paid at maturity	246,644	—
LIBOR + 1.80% debentures, due April 19, 2035, $10 million par value with quarterly interest payments and principal to be paid at maturity (rate of 2.31% at December 31, 2015 and 2.04% at December 31, 2014)	10,000	10,000
Hedge-related basis adjustment(1)	4,018	7,607
Total long-term debt — Parent Company	960,185	762,272
Synovus Bank:
FHLB advances with interest and principal payments due at various maturity dates through 2020 and interest rates ranging from 0.29% to 0.95% at December 31, 2015 (weighted average interest rate of 0.46% and 0.54% at December 31, 2015 and 2014, respectively)	1,225,000	1,375,271
Capital lease with interest and principal payments due at various dates through 2031 (rate of 1.59% at both December 31, 2015 and 2014, respectively)	1,708	1,782
Total long-term debt — Synovus Bank	1,226,708	1,377,053
Total long-term debt	$2,186,893	2,139,325

(1) Unamortized balance of terminated interest rate swaps reflected in debt for financial reporting purposes.

On December 7, 2015, Synovus issued $250 million aggregate principal amount of the 2025 subordinated debt in a public offering for aggregate proceeds of $246.6 million, net of debt issuance costs. Also during the fourth quarter of 2015, Synovus repurchased $46.7 million of its subordinated notes maturing in 2017 in privately negotiated transactions which resulted in a pre-tax loss of $1.5 million.
The provisions of the indentures governing Synovus’ long-term debt contain certain restrictions within specified limits on mergers, sales of all or substantially all of Synovus' assets and limitations on sales and issuances of voting stock of subsidiaries and Synovus’ ability to pay dividends on its capital stock if there is an event of default under the applicable indenture. As of December 31, 2015 and 2014, Synovus and its subsidiaries were in compliance with the covenants in these agreements.
The FHLB advances are secured by certain loans receivable with a recorded balance of $3.26 billion at December 31, 2015 and $3.07 billion at December 31, 2014.
Contractual annual principal payments on long-term debt for the next five years and thereafter are shown on the following table.

(in thousands)	Parent Company		Synovus Bank	Total
2016	$—		50,079	50,079
2017	403,337	(1)	350,088	753,425
2018	—		250,089	250,089
2019	300,000		225,090	525,090
2020	—		350,092	350,092
Thereafter	260,000		1,270	261,270
Total	$963,337		$1,226,708	2,190,045

(1) During January 2016, Synovus repurchased $124.7 million of the 2017 notes in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016.

The following table sets forth certain information regarding federal funds purchased and other securities sold under repurchase agreements.

(dollars in thousands)	2015	2014	2013
Total balance at December 31,	$177,025	126,916	148,132
Weighted average interest rate at December 31,	0.08%	0.08	0.13
Maximum month end balance during the year	$250,453	247,170	244,048
Average amount outstanding during the year	205,305	198,085	208,267
Weighted average interest rate during the year	0.08%	0.11	0.16

Note 11 - Shareholders' Equity
The following table shows the changes in preferred and common stock issued and common stock held as treasury shares for the three years ended December 31, 2015.

(shares in thousands)	Series A Preferred Stock Issued	Series C Preferred Stock Issued	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at December 31, 2012	968	—	113,182	813	112,369
Settlement of prepaid common stock purchase contracts	—	—	17,550	—	17,550
Issuance of common stock	—	—	8,553	—	8,553
Restricted share unit activity	—	—	374	—	374
Stock options exercised	—	—	62	—	62
Issuance of Series C Preferred Stock	—	5,200	—	—	—
Redemption of Series A Preferred Stock	(968)	—	—	—	—
Balance at December 31, 2013	—	5,200	139,721	813	138,908
Restricted share unit activity	—	—	52	—	52
Stock options exercised	—	—	177	—	177
Repurchase of common stock	—	—	—	3,014	(3,014)
Balance at December 31, 2014	—	5,200	139,950	3,827	136,123
Restricted share unit activity	—	—	304	—	304
Stock options exercised	—	—	338	—	338
Repurchase of common stock	—	—	—	7,218	(7,218)
Balance at December 31, 2015	—	5,200	140,592	11,045	129,547

Repurchases of Common Stock
During the third quarter of 2015, Synovus completed its $250 million share repurchase program which was announced on October 21, 2014 and expired on October 23, 2015. Under this program, Synovus repurchased 9.1 million shares of common stock through a combination of share repurchases under the accelerated share repurchase (ASR) agreement described below and open market transactions. Synovus entered into an ASR agreement during October 2014 to purchase $75.0 million of Synovus common stock under the share repurchase program. During 2014, Synovus repurchased 2.5 million shares of common stock under the ASR agreement. During January 2015, Synovus repurchased 392 thousand shares upon completion of the ASR agreement. Additionally, from October 2014 through September 30, 2015, Synovus repurchased $175.0 million, or 6.2 million shares, of common stock through open market transactions, including $161.9 million, or 5.7 million shares, of common stock repurchased during 2015.
During the third quarter of 2015, Synovus' Board of Directors authorized a $300 million share repurchase program to be completed over the next 15 months. During the fourth quarter of 2015, under the new $300 million share repurchase program, Synovus repurchased $37.1 million, or 1.2 million shares. At December 31, 2015, the remaining authorization under this program is $262.9 million.
Reverse Stock Split and Increase in Number of Authorized Common Shares

On April 24, 2014, at Synovus' 2014 annual shareholders' meeting, Synovus’ shareholders approved a proposal authorizing Synovus’ Board of Directors to effect a one-for-seven reverse stock split of Synovus’ common stock. Following this annual meeting, Synovus’ Board of Directors authorized the one-for-seven reverse stock split. The reverse stock split became effective on May 16, 2014, and Synovus' shares of common stock began trading on a post-split basis on the NYSE at the opening of trading on May 19, 2014. All prior periods presented in this Report have been adjusted to reflect the one-for-seven reverse stock split. Financial information updated by this capital change includes earnings per common share, dividends per common share, stock price per common share, weighted average common shares, outstanding common shares, treasury shares, common stock, additional paid-in capital, and share-based compensation.
Additionally, at Synovus' 2014 annual shareholders' meeting, Synovus’ shareholders approved an amendment to the articles of incorporation to increase the number of authorized shares of Synovus’ common stock from 1.2 billion shares to 2.4 billion shares. Synovus effected the increase in the number of authorized shares on April 24, 2014. Upon the reverse stock split effective date, the number of Synovus’ authorized shares of common stock was proportionately reduced from 2.4 billion shares to 342.9 million shares.
Note 12 - Regulatory Capital
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

The following table summarizes regulatory capital information at December 31, 2015 and 2014 on a consolidated basis and for Synovus’ significant subsidiary, defined as any direct subsidiary with assets or net income levels exceeding 10% of the consolidated totals.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Capital rules in effect	Basel III	Basel I	Basel III	Basel I	Basel III	Basel I

Synovus Financial Corp.
Tier 1 capital	$2,660,016	2,543,625	1,538,637	1,051,909	N/A	N/A
Common equity tier 1 capital(2)	2,660,016	N/A	1,153,977	N/A	N/A	N/A
Total risk-based capital	3,255,758	2,987,406	2,051,515	1,874,516	N/A	N/A
Tier 1 risk-based capital ratio	10.37%	10.86	6.00	4.00	N/A	N/A
Common equity tier 1 capital ratio(2)	10.37	10.74	4.50	N/A	N/A	N/A
Total risk-based capital ratio	12.70	12.75	8.00	8.00	N/A	N/A
Leverage ratio	9.43	9.67	4.00	4.00	N/A	N/A
Synovus Bank
Tier 1 capital	$3,136,132	2,988,189	1,535,541	1,049,257	2,047,388	1,405,071
Common equity tier 1 capital(2)	3,136,132	N/A	1,151,656	N/A	1,663,503	N/A
Total risk-based capital	3,390,764	3,251,836	2,047,388	1,873,428	2,559,235	2,341,785
Tier 1 risk-based capital ratio	12.25%	12.76	6.00	4.00	8.00	6.00
Common equity tier 1 capital ratio(2)	12.25	N/A	4.50	N/A	6.50	N/A
Total risk-based capital ratio	13.25	13.89	8.00	8.00	10.00	10.00
Leverage ratio	11.15	11.39	4.00	4.00	5.00	5.00

(1) The prompt corrective action provisions are applicable at the bank level only.
(2) 2015 regulatory capital determined under Basel III transitional capital rules.
Note 13 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the years ended December 31, 2015, 2014, and 2013.

	Years Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Net income	$226,082	195,249	159,383
Dividends and accretion of discount on preferred stock	10,238	10,238	40,830
Net income available to common shareholders	$215,844	185,011	118,553
Weighted average common shares outstanding, basic	132,423	138,495	127,495
Potentially dilutive shares from assumed exercise of securities or other contracts to purchase common stock	778	659	6,731
Weighted average common shares outstanding, diluted	133,201	139,154	134,226
Net income per common share, basic	$1.63	1.34	0.93
Net income per common share, diluted	$1.62	1.33	0.88

For the years ended December 31, 2015, 2014, and 2013, there were 2.8 million, 3.3 million, and 3.8 million potentially dilutive shares, respectively, related to common stock options and Warrants to purchase shares of common stock that were outstanding during 2015, 2014, and 2013, respectively, but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.
Note 14 - Fair Value Accounting
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

Level 1
Quoted prices (unadjusted) in active markets for identical assets and liabilities for the instrument or security to be valued. Level 1 assets include marketable equity securities, Treasury securities, and mutual funds.

Level 2
Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or model-based valuation techniques for which all significant assumptions are derived principally from or corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined by using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. U.S. Government sponsored agency securities, mortgage-backed securities issued by GSEs and agencies, obligations of states and municipalities, collateralized mortgage obligations issued by GSEs, and mortgage loans held for sale are generally included in this category. Certain private equity investments that invest in publicly traded companies are also considered Level 2 assets.

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
Trading Account Assets and Investment Securities Available for Sale
The fair values of trading securities and investment securities available for sale are primarily based on actively traded markets where prices are based on either quoted market prices or observed transactions. Management employs independent third-party pricing services to provide fair value estimates for Synovus' investment securities available for sale and trading securities. Fair values for fixed income investment securities are typically determined based upon quoted market prices, broker/dealer quotations for identical or similar securities, and/or inputs that are observable in the market, either directly or indirectly, for substantially similar securities. Level 1 securities are typically exchange quoted prices and include financial instruments such as U.S. Treasury securities, marketable equity securities, and mutual fund investments. Level 2 securities are typically matrix priced by the third-party pricing service to calculate the fair value. Such fair value measurements consider observable data such as relevant broker/dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. The types of securities classified as Level 2 within the valuation hierarchy primarily consist of collateralized mortgage obligations, mortgage-backed securities, debt securities of GSEs and agencies, corporate debt, and state and municipal securities.
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
In November 2009, Synovus sold certain Visa Class B shares to another Visa USA member financial institution. The sales price was based on the Visa stock conversion ratio in effect at the time for conversion of Visa Class B shares to Visa Class A unrestricted shares at a future date. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser (the Visa derivative), which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The fair value of the Visa derivative is determined based on management's estimate of the timing and amount of the Covered Litigation settlement and the resulting payments due to the counterparty under the terms of the contract. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the fair value of the Visa derivative, this derivative has been classified as Level 3 within the valuation hierarchy. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 17 - Visa Shares and Related Agreements" of this Report for additional discussion on the Visa derivative and related litigation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of December 31, 2015 and 2014, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments. Transfers between levels for the years ended December 31, 2015 and 2014 were inconsequential.

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	2,922	—	2,922
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	1,078	—	1,078
State and municipal securities	—	1,097	—	1,097
Total trading securities	—	5,097	—	5,097
Mortgage loans held for sale	—	59,275	—	59,275
Investment securities available for sale:
U.S. Treasury securities	43,357	—	—	43,357
U.S. Government agency securities	—	13,623	—	13,623
Securities issued by U.S. Government sponsored enterprises	—	126,909	—	126,909
Mortgage-backed securities issued by U.S. Government agencies	—	210,004	—	210,004
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,630,419	—	2,630,419
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	529,597	—	529,597
State and municipal securities	—	4,434	—	4,434
Equity securities	9,672	—	—	9,672
Other investments(1)	3,073	14,985	1,745	19,803
Total investment securities available for sale	56,102	3,529,971	1,745	3,587,818
Private equity investments	—	870	27,148	28,018
Mutual funds held in rabbi trusts	10,664	—	—	10,664
Derivative assets:
Interest rate contracts	—	25,580	—	25,580
Mortgage derivatives(2)	—	1,559	—	1,559
Total derivative assets	—	27,139	—	27,139
Liabilities
Trading account liabilities	—	1,032	—	1,032
Derivative liabilities:
Interest rate contracts	—	26,030	—	26,030
Visa derivative	—	—	1,415	1,415
Total derivative liabilities	$—	26,030	1,415	27,445

	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	—	145	—	145
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	2,449	—	2,449
State and municipal securities	—	1,976	—	1,976
All other mortgage-backed securities	—	2,483	—	2,483
Other investments	—	6,810	—	6,810
Total trading securities	—	13,863	—	13,863
Mortgage loans held for sale	—	63,328	—	63,328
Investment securities available for sale:
U.S. Treasury securities	42,826	—	—	42,826
U.S. Government agency securities	—	27,324	—	27,324
Securities issued by U.S. Government sponsored enterprises	—	82,042	—	82,042
Mortgage-backed securities issued by U.S. Government agencies	—	179,816	—	179,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,261,681	—	2,261,681
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	417,076	—	417,076
State and municipal securities	—	5,206	—	5,206
Equity securities	6,748	—	—	6,748
Other investments(1)	2,035	15,007	1,645	18,687
Total investment securities available for sale	51,609	2,988,152	1,645	3,041,406
Private equity investments	—	995	27,367	28,362
Mutual funds held in rabbi trusts	11,252	—	—	11,252
Derivative assets:
Interest rate contracts	—	30,904	—	30,904
Mortgage derivatives (2)	—	1,213	—	1,213
Total derivative assets	—	32,117	—	32,117
Liabilities
Trading account liabilities	—	2,100	—	2,100
Salary stock units	1,206	—	—	1,206
Derivative liabilities:
Interest rate contracts	—	31,398	—	31,398
Mortgage derivatives (2)		753		753
Visa derivative	—	—	1,401	1,401
Total derivative liabilities	$—	32,151	1,401	33,552

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

	Twelve Months Ended December 31,
(in thousands)	2015	2014	2013
Changes in fair value included in net income:
Mortgage loans held for sale	$(742)	1,399	(5,566)
Mortgage loans held for sale:
Fair value	59,275	63,328	45,384
Unpaid principal balance	58,177	61,488	44,943
Fair value less aggregate unpaid principal balance	1,098	1,840	441

Changes in Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the year ended December 31, 2015 and 2014 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During 2015 and 2014, Synovus did not have any transfers between levels in the fair value hierarchy.

	2015
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative
Beginning balance, January 1,	$1,645	27,367	(1,401)
Total gains (losses) realized/unrealized:
Included in earnings	—	(219)	(1,464)
Unrealized gains (losses) included in other comprehensive income	100	—	—
Purchases	—	—	—
Sales	—	—	—
Issuances	—	—	—
Settlements	—	—	1,450
Amortization of discount/premium	—	—	—
Transfers in and/or out of Level 3	—	—	—
Ending balance, December 31,	$1,745	27,148	(1,415)
Total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31,	$100	(219)	(1,464)

	2014
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative
Beginning balance, January 1,	$2,350	27,745	(2,706)
Total gains (losses) realized/unrealized:
Included in earnings	(88)	(378)	(3,041)
Unrealized gains (losses) included in other comprehensive income	(77)	—	—
Purchases	—	—	—
Sales	—	—	—
Issuances	—	—	—
Settlements	(540)	—	4,346
Amortization of discount/premium	—	—	—
Transfers in and/or out of Level 3	—	—	—
Ending balance, December 31,	$1,645	27,367	(1,401)
Total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31,	$(88)	(378)	(3,041)

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

	As of December 31, 2015			Fair Value Adjustments for the Year Ended December 31, 2015
(in thousands)	Level 1	Level 2	Level 3
Impaired loans*	$—	—	$11,264	4,144
Other loans held for sale	—	—	425	31
Other real estate	—	—	23,519	4,927
Other assets held for sale	—	—	3,425	1,322

	As of December 31, 2014			Fair Value Adjustments for the Year Ended December 31, 2014
	Level 1	Level 2	Level 3
Impaired loans*	$—	—	$28,588	13,716
Other loans held for sale	—	—	3,411	6,833
Other real estate	—	—	32,046	7,769
Other assets held for sale	—	—	3,718	2,076

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

December 31, 2015
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale

Other investments:

Trust preferred securities	$1,745	Discounted cash flow analysis	Credit spread embedded in discount rate	427-527 bps (477 bps)
			Discount for lack of marketability(2)	0%-10% (0%)

Private equity investments	27,148	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies (2)
				N/A

Visa derivative liability	1,415	Internal valuation	Estimated future cumulative deposits to the litigation escrow for settlement of the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty	N/A

December 31, 2015
(dollars in thousands)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans	$11,264	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-100% (51%) 0%-10% (7%)

Other loans held for sale	425	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-11% (7%) 0%-10% (7%)

Other real estate	23,519	Third-party appraised value less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-20% (7%) 0%-10% (7%)

Other assets held for sale	3,425	Third-party appraised value less estimated selling costs or BOV	Discount to appraised value (3) Estimated selling costs	0%-75% (42%) 0%-10% (7%)
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
Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at December 31, 2015 and 2014. The fair values represent management’s best estimates based on a range of methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans, interest bearing deposits (including brokered deposits), and long-term debt, the fair value amounts should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately.
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

The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of December 31, 2015 and 2014 are as follows:

	December 31, 2015
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$367,092	367,092	367,092	—	—
Interest bearing funds with Federal Reserve Bank	829,887	829,887	829,887	—	—
Interest earning deposits with banks	17,387	17,387	17,387	—	—
Federal funds sold and securities purchased under resale agreements	69,819	69,819	69,819	—	—
Trading account assets	5,097	5,097	—	5,097	—
Mortgage loans held for sale	59,275	59,275	—	59,275	—
Other loans held for sale	425	425	—	—	425
Investment securities available for sale	3,587,818	3,587,818	56,102	3,529,971	1,745
Private equity investments	28,018	28,018	—	870	27,148
Mutual funds held in rabbi trusts	10,664	10,664	10,664	—	—
Loans, net of deferred fees and costs	22,429,565	22,192,903	—	—	22,192,903
Derivative assets	27,139	27,139	—	27,139	—
Financial Liabilities
Trading account liabilities	1,032	1,032	—	1,032	—
Non-interest bearing deposits	6,732,970	6,732,970	—	6,732,970	—
Interest bearing deposits	16,509,691	16,516,222	—	16,516,222	—
Federal funds purchased, other short-term borrowings and other short-term liabilities	177,025	177,025	177,025	—	—
Long-term debt	2,186,893	2,244,376	—	2,244,376	—
Derivative liabilities	$27,445	27,445	—	26,030	1,415

	December 31, 2014
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$485,489	485,489	485,489	—	—
Interest bearing funds with Federal Reserve Bank	721,362	721,362	721,362	—	—
Interest earning deposits with banks	11,810	11,810	11,810	—	—
Federal funds sold and securities purchased under resale agreements	73,111	73,111	73,111	—	—
Trading account assets	13,863	13,863	13,863	—	—
Mortgage loans held for sale	63,328	63,328	—	63,328	—
Other loans held for sale	3,606	3,606	—	—	3,606
Investment securities available for sale	3,041,406	3,041,406	51,609	2,988,152	1,645
Private equity investments	28,362	28,362	—	995	27,367
Mutual funds held in Rabbi Trusts	11,252	11,252	11,252	—	—
Loans, net of deferred fees and costs	21,097,699	20,872,939	—	—	20,872,939
Derivative assets	32,117	32,117	—	32,117	—
Financial liabilities
Trading account liabilities	$2,100	2,100	—	2,100	—
Non-interest bearing deposits	6,228,472	6,228,472	—	6,228,472	—
Interest bearing deposits	15,303,228	15,299,372	—	15,299,372	—
Federal funds purchased, other short-term borrowings, and other short-term liabilities	126,916	126,916	126,916	—	—
Salary stock units	1,206	1,206	1,206	—	—
Long-term debt	2,140,319	2,191,279	—	2,191,279	—
Derivative liabilities	33,553	33,553	—	32,151	1,401

Note 15 - Derivative Instruments
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
Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of December 31, 2015 and 2014, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.
Synovus is party to master netting arrangements with its dealer counterparties; however, Synovus does not offset assets and liabilities under these arrangements for financial statement presentation purposes.
Counterparty Credit Risk and Collateral
Entering into derivative contracts potentially exposes Synovus to the risk of counterparties’ failure to fulfill their legal obligations, including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Synovus assesses the credit risk of its dealer counterparties by regularly monitoring publicly available credit rating information, evaluating other market indicators, and periodic detailed financial reviews. Dealer collateral requirements are determined via risk-based policies and procedures and in accordance with existing agreements. Synovus seeks to minimize dealer credit risk by dealing with highly rated counterparties and by obtaining collateral for exposures above certain predetermined limits. Management closely monitors credit conditions within the customer swap portfolio, which management deems to be of higher risk than dealer counterparties. Collateral is secured at origination and credit related fair value adjustments are recorded against the asset value of the derivative as deemed necessary based upon an analysis, which includes consideration of the current asset value of the swap, customer credit rating, collateral value, and customer standing with regards to its swap contractual obligations and other related matters. Such asset values fluctuate based upon changes in interest rates regardless of changes in notional amounts and changes in customer specific risk.
Cash Flow Hedges
Synovus designates hedges of floating rate loans as cash flow hedges. These swaps hedge against the variability of cash flows from specified pools of floating rate prime based loans. Synovus calculates effectiveness of the hedging relationship quarterly using regression analysis. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Ineffectiveness from cash flow hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of December 31, 2015, there were no cash flow hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus expects to reclassify from accumulated other comprehensive income (loss) $196 thousand to loss on early extinguishment of debt and $271 thousand to interest expense during the next twelve months as amortization of deferred losses is recorded.
Synovus did not terminate any cash flow hedges during 2015 or 2014. The remaining unamortized deferred loss balance of all previously terminated cash flow hedges at December 31, 2015 and 2014 was $(597) thousand and $(1.1) million, respectively.
Fair Value Hedges
Synovus designates hedges of fixed rate liabilities as fair value hedges. These swaps hedge against the change in fair value of various fixed rate liabilities due to changes in the benchmark interest rate, LIBOR. Synovus calculates effectiveness of the fair value hedges quarterly using regression analysis. Ineffectiveness from fair value hedges is recognized in the consolidated statements of income as a component of other non-interest income. As of December 31, 2015, there were no fair value hedges outstanding, and therefore, no cumulative ineffectiveness.
Synovus did not terminate any fair value hedges during 2015 or 2014. The remaining unamortized deferred gain balance on all previously terminated fair value hedges at December 31, 2015 and 2014 was $4.0 million and $7.6 million, respectively. Synovus expects to reclassify from hedge-related basis adjustment, a component of long-term debt, $1.8 million of the deferred gain balance on previously terminated fair value hedges as a reduction to interest expense during the next twelve months as amortization of deferred gains is recorded. Additionally, Synovus will record $1.3 million of the deferred gain balance to loss on early extinguishment of debt during the first quarter of 2016.
Customer Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated counterparties. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' consolidated balance sheet. Fair value changes are recorded in non-interest income in Synovus' consolidated statements of income. As of December 31, 2015, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.28 billion, an increase of $184.8 million compared to December 31, 2014.
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative contract was $1.4 million at December 31, 2015 and 2014. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterpary under the terms of the contract. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 17 - Visa Shares and Related Agreements" of this Report for further information.
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
At December 31, 2015 and 2014, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $88.8 million and $73.4 million, respectively. The fair value of these commitments resulted in a gain of $175 thousand and $606 thousand for the year ended December 31, 2015 and 2014, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At December 31, 2015 and 2014, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $95.0 million and $113.0 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans resulted in a gain of $924 thousand and a loss of $(1.7) million for the years ended December 31, 2015 and 2014, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
Collateral Contingencies
Certain derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. If Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. Additionally, certain counterparties require full collateralization on derivative instruments in a net liability position. Also, as of June 10, 2013, the CCC became mandatory for certain trades as required under the Dodd-Frank Act. These derivative transactions also carry collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As trades are migrated to the CCC, dealer counterparty exposure will be reduced, and higher notional amounts of Synovus' derivative instruments will be housed at the CCC, a highly regulated and well-capitalized entity. As of December 31, 2015, collateral totaling $65.9 million of Federal funds sold was pledged to the derivative counterparties, including $13.7 million with the CCC, to comply with collateral requirements.
The impact of derivative instruments on the consolidated balance sheets at December 31, 2015 and 2014 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
		December 31,			December 31,
(in thousands)	Location on Consolidated Balance Sheet	2015	2014	Location on Consolidated Balance Sheet	2015	2014
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$25,580	30,904	Other liabilities	26,030	31,398
Mortgage derivatives	Other assets	1,559	1,213	Other liabilities	—	753
Visa derivative		—	—	Other liabilities	1,415	1,401
Total derivatives not designated as hedging instruments		$27,139	32,117		27,445	33,552

See "Part II - Item 8. Financial Statements and Supplementary Data - Consolidated Statements of Comprehensive Income" for the effect of the amortization of previously terminated cash flow hedges on the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013.
The pre-tax effect of fair value hedges on the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 is presented below.

	Derivative
	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Twelve Months Ended December 31,
(in thousands)		2015	2014	2013
Derivatives not designated as hedging instruments
Interest rate contracts(1)	Other Non- Interest Income	$44	460	89
Mortgage derivatives(2)	Mortgage Banking Income	$1,099	(1,062)	(745)
Total		$1,143	(602)	(656)

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third-party investors.
During the years ended December 31, 2015, 2014, and 2013, Synovus reclassified $3.1 million, $3.1 million, and $3.2 million, respectively, from hedge-related basis adjustment, a component of long-term debt, as a reduction to interest expense. Additionally, during 2015, Synovus reclassified $495 thousand from hedge-related basis adjustment, as a reduction to loss on early extinguishment of debt. These deferred gains relate to hedging relationships that have been previously terminated and are reclassified into earnings over the remaining life of the hedged items.
Note 16 - Variable Interest Entities
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
Consolidated Variable Interest Entities
Rabbi Trusts – Synovus has established certain rabbi trusts related to deferred compensation plans offered to its employees. Synovus contributes employee cash compensation deferrals to the trusts and directs the underlying investments made by the trusts. The assets of these trusts are available to Synovus creditors only in the event that Synovus becomes insolvent. These trusts are considered VIEs because either there is no equity at risk in the trusts or because Synovus provided the equity interest to its employees in exchange for services rendered. While the employees have the ability to direct their funds within the trusts, Synovus is considered the primary beneficiary of the rabbi trusts as it has the ability to direct the underlying investments made by the trusts as well as make funding decisions related to the trusts, the activities that most significantly impact the economic performance of the rabbi trusts. Synovus includes the assets of the rabbi trusts as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. At December 31, 2015 and 2014, the aggregate amount of rabbi trust assets and benefit obligation was $10.7 million and $11.3 million, respectively.
Non-consolidated Variable Interest Entities
Low Income Housing Tax Credit Partnerships – Synovus and its subsidiary bank, Synovus Bank, make equity investments as a limited partner in various partnerships which are engaged in the development and operation of affordable multi-family housing utilizing the LIHTC pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to earn a return on the investment and to support community reinvestment initiatives of Synovus’ subsidiary bank. The activities of these LIHTC partnerships are limited to development and operation of multi-family housing that is leased to qualifying residential tenants. These partnerships are generally located in southeastern communities where Synovus has a banking presence and are considered VIEs because Synovus, as the holder of an equity investment at risk, does not have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus provides construction lending for certain of the LIHTC partnerships in which it also has an equity investment. Synovus is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At December 31, 2015 and 2014, the aggregate carrying value of Synovus’ investments in LIHTC partnerships was $18.9 million and $10.9 million, respectively, and the cumulative amount of equity investments was $29.3 million in 2015 and $29.1 million in 2014. Synovus uses the equity method of accounting for these investments which are included as a component of other assets on Synovus’ consolidated balance sheet. At December 31, 2015 and 2014, Synovus had $12.2 million and $3.6 million, respectively, commitments to fund equity investments in LIHTC partnerships.
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
Note 17 - Visa Shares and Related Agreements
Synovus is a member of the Visa USA network and received shares of Visa Class B common stock in exchange for its membership interest in Visa USA in conjunction with the Visa IPO in 2008. Visa members have indemnification obligations with respect to the Covered Litigation. Visa Class B shares are subject to certain restrictions until settlement of the Covered Litigation. As of December 31, 2015, all of the Covered Litigation had not been settled. Visa has established a litigation escrow to fund settlement of the Covered Litigation. The litigation escrow is funded by proceeds from Visa's conversion of Class B shares to Class A shares.
In November 2009, Synovus sold its remaining Visa Class B shares to another Visa USA member financial institution. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. As of December 31, 2015 and 2014, the fair value of the derivative contract was $1.4 million. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract. For the years ended December 31, 2015, 2014 and 2013, Synovus recognized indemnification charges of $1.5 million, $3.0 million and $1.6 million, respectively.
Management believes that the estimate of Synovus' exposure to the Visa indemnification and fees associated with the Visa derivative is adequate based on current information, including Visa's recent announcements and disclosures. However, future developments in the litigation could require potentially significant changes to Synovus' estimate.
Note 18 - Commitments and Contingencies
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
Unfunded lending commitments and letters of credit at December 31, 2015 are presented below.

(in thousands)
Letters of credit*	$166,936
Commitments to fund commercial real estate, construction, and land development loans	1,882,130
Unused credit card lines	1,055,181
Commitments under home equity lines of credit	1,051,386
Commitments to fund commercial and industrial loans	4,094,809
Other loan commitments	272,630
Total unfunded lending commitments and letters of credit	$8,523,072

* Represents the contractual amount net of risk participations of $66 million.
Lease Commitments
Synovus and its subsidiaries have entered into long-term operating leases for various facilities and equipment. Management expects that as these leases expire they will be renewed or replaced by similar leases based on need.
At December 31, 2015, minimum rental commitments under all such non-cancelable leases for the next five years and thereafter are presented below.

(in thousands)
2016	$26,263
2017	25,008
2018	23,291
2019	20,707
2020	20,904
Thereafter	176,444
Total	$292,617

Rental expense on facilities was $26.6 million, $25.9 million, and $25.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.
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
To date, repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. From January 1, 2005 through December 31, 2015, Synovus Mortgage originated and sold approximately $8.9 billion of first lien GSE eligible mortgage loans and approximately $3.9 billion of first and second lien non-GSE eligible mortgage loans. The total expense pertaining to losses from repurchases of mortgage loans previously sold, including amounts accrued in accordance with ASC 450, was $920 thousand, $2.0 million, and $1.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. The total accrued liability related to mortgage repurchase claims was $3.2 million at both December 31, 2015 and December 31, 2014.

Note 19 - Legal Proceedings
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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of December 31, 2015 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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
Posting Order Litigation
On September 21, 2010, Synovus, Synovus Bank and CB&T were named as defendants in a putative multi-state class action relating to the manner in which Synovus Bank charges overdraft fees to customers. The case, Childs et al. v. Columbus Bank and Trust et al., was filed in the Northern District of Georgia, Atlanta Division, and asserted claims for breach of contract and breach of the covenant of good faith and fair dealing, unconscionability, conversion and unjust enrichment for alleged injuries suffered by plaintiffs as a result of Synovus Bank's assessment of overdraft charges in connection with its POS/debit and automated-teller machine cards transactions allegedly resulting from the sequence used to post payments to the plaintiffs' accounts. On October 25, 2010, the Childs case was transferred to a multi-district proceeding in the Southern District of Florida. On August 23, 2014, Synovus reached a settlement in principle with plaintiffs' counsel to settle the Posting Order Litigation. Under the settlement in principle, Synovus agreed to pay $3.75 million plus payment of $150,000 in settlement expenses (the "Posting Order Settlement Payment") in exchange for broad releases, dismissal with prejudice of the Posting Order Litigation and other material and customary terms and conditions. The District Court granted final approval of the Posting Order Settlement Payment on April 2, 2015.
TelexFree Litigation
On October 22, 2014, several pending lawsuits were consolidated into a multi-district putative class action case captioned In re: TelexFree Securities Litigation, MDL Number 4:14-md2566-TSH, United States District Court District of Massachusetts. Synovus and Synovus Bank were named as defendants with numerous other defendants in the purported class action lawsuit.  An Amended Complaint was filed on March 31, 2015 which consolidated and amended the claims previously asserted. The claims against Synovus were dismissed by Plaintiffs on April 10, 2015 so now, as to Synovus-related entities, only claims against Synovus Bank remain pending.  TelexFree was a merchant customer of Base Commerce, LLC, an independent sales organization/member service provider sponsored by Synovus Bank. The purported class action lawsuit generally alleges that TelexFree engaged in an improper multi-tier marketing scheme involving voice-over Internet protocol telephone services and that the various defendants, including Synovus Bank, provided financial services to TelexFree that allowed TelexFree to conduct its business operations. Synovus Bank filed a motion to dismiss the lawsuit on June 1, 2015, which remains pending before the Court.
Synovus Bank believes it has substantial defenses related to these purported claims and intends to vigorously defend the claims asserted. Synovus currently cannot reasonably estimate losses attributable to this matter.
Note 20 - Employment Expenses and Benefit Plans
For the years ended December 31, 2015, 2014, and 2013, Synovus provided a 100% matching contribution on the first 4% of eligible employee 401(k) contributions for a total annual contribution of $9.9 million, $9.4 million, and $9.1 million, respectively.
For the years ended December 31, 2015, 2014, and 2013, Synovus had a stock purchase plan for directors and employees whereby Synovus made contributions equal to 15% of every $1 of employee and director voluntary contributions according to the years of service schedule, subject to certain maximum contribution limitations. The funds are used to purchase outstanding shares of Synovus common stock. Synovus recorded as expense $835 thousand, $880 thousand, and $955 thousand for contributions to these plans in 2015, 2014, and 2013, respectively.
Synovus also has a non-contributory profit sharing plan that covers all eligible employees. The company may contribute a discretionary contribution to this plan on an annual basis. For the years ended December 31, 2015, 2014, and 2013, Synovus did not make contributions to the profit sharing plan.
Note 21 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. The 2013 Omnibus Plan authorizes 8,571,429 common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units, and performance share units) count as two share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. At December 31, 2015, Synovus had a total of 7,050,823 shares of its authorized but unissued common stock reserved for future grants under the 2013 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, restricted share units, market restricted share units, and performance share units. The grants generally include vesting periods ranging from three to five years and contractual terms of ten years. Stock options are granted at exercise prices which equal the fair market value of a share of common stock on the grant date. As further discussed below, market restricted share units and performance share units are granted at target and are compared annually to required market and performance metrics. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units, market restricted share units, and performance share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
During 2015, Synovus awarded 321,874 restricted share units to employees and non-employee directors that contained a service-based vesting period of three years. During 2015, Synovus also granted 82,152 market restricted share units and 82,152 performance share units to senior management. The weighted average grant-date fair value of the awarded restricted share units, market restricted share units, and performance share units was $28.09, $29.39, and $28.06 per share, respectively. During 2014, Synovus awarded 407,374 restricted share units to employees and non-employee directors that contained a service-based vesting period of three years. During 2014, Synovus also granted 90,117 market restricted share units and 67,157 performance share units to senior management. The weighted average grant-date fair value of the awarded restricted share units, market restricted share units, and performance share units was $23.69, $24.30, and $23.47 per share, respectively. During 2013, Synovus granted 212,660 restricted share units and 40,512 market restricted share units with a weighted average grant-date fair value of $19.60 and $24.43, respectively. The restricted share units and the market restricted share units granted during 2015, 2014, and 2013 contain a service-based vesting period of three years with most awards vesting pro-rata over three years. During 2013, Synovus also granted 857,607 stock options with a weighted average exercise price of $17.64 and service-based vesting pro-rata over three years.
Share-based Compensation Expense
Total share-based compensation expense was $12.6 million, $10.2 million, and $7.5 million for 2015, 2014, and 2013, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $4.6 million, $3.9 million, and $2.9 million for 2015, 2014, and 2013, respectively. No share-based compensation costs have been capitalized for the years ended December 31, 2015, 2014, and 2013.

As of December 31, 2015, unrecognized compensation cost related to the unvested portion of share-based compensation arrangements involving shares of Synovus stock was approximately $15.2 million.
Stock Options
The fair value of stock option grants used in measuring compensation expense was determined using the Black-Scholes option pricing model with the following weighted-average assumptions for grants made in 2013. There were no stock option grants in 2015 or 2014.

2013
Risk-free interest rate	1.11%
Expected stock price volatility	50.0
Dividend yield	1.6
Expected life of options	6.0 years

The stock price expected volatility for awards granted in 2013 was based on Synovus' historical and implied volatility. The expected life for stock options granted during 2013 was calculated using the “simplified” method as prescribed by SAB No. 110. The weighted average grant-date fair value of stock options granted in 2013 was $7.21.
A summary of stock option activity and changes during the years ended December 31, 2015, 2014, and 2013 is presented below.

Stock Options
	2015		2014		2013
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	2,550,046	$45.11	3,220,110	$49.00	2,755,672	$58.80
Option rounding due to reverse stock split on May 16, 2014	—	—	841	49.00	—	—
Options granted	—	—	—	—	857,607	17.64
Options exercised	(338,808)	16.72	(178,176)	17.14	(65,109)	17.29
Options forfeited	(12,825)	17.17	(30,146)	15.79	(52,011)	16.45
Options expired	(456,438)	94.56	(462,583)	84.88	(276,049)	62.86
Options outstanding at end of year	1,741,975	$37.88	2,550,046	$45.11	3,220,110	$49.00
Options exercisable at end of year	1,504,783	$41.08	1,870,516	$55.40	1,999,195	$68.74

The aggregate intrinsic value for outstanding stock options at December 31, 2015 was $19.3 million and the aggregate intrinsic value for options exercisable at December 31, 2015 was $15.8 million. As of December 31, 2015, the weighted average remaining contractual life was 4.90 years for options outstanding and 4.54 years for options exercisable.
The intrinsic value of stock options exercised during the years ended December 31, 2015, 2014, and 2013 was $4.4 million, $1.3 million, and $367 thousand, respectively. Cash received from option exercises of common stock for the years ended December 31, 2015, 2014, and 2013 was $5.6 million, $3.0 million, and $1.0 million, respectively. The total grant date fair value of stock options vested during 2015, 2014, and 2013 was $6.5 million, $4.9 million, and $4.3 million, respectively. At December 31, 2015, total unrecognized compensation cost related to non-vested stock options was approximately $249 thousand. This cost is expected to be recognized during the first quarter of 2016.
Restricted Share Units, Market Restricted Share Units, and Performance Share Units
Compensation expense is measured based on the grant date fair value of restricted share units, market restricted share units, and performance share units. The fair value of restricted share units and performance share units is equal to the market price of common stock on the grant date. The fair value of market restricted share units granted was estimated on the date of grant using a Monte Carlo simulation model with the following weighted average assumptions:

	2015	2014	2013
Risk-free interest rate	1.05%	0.70%	0.63%
Expected stock price volatility	26.4	39.2	40.0
Dividend yield	1.4	1.2	1.2
Simulation period	3.0 years	3.0 years	3.0 years

The stock price expected volatility was based on Synovus' historical and implied volatility. The Monte Carlo model estimates fair value based on 100,000 simulations of future share price using a theoretical model of stock price behavior.
The weighted-average grant-date fair value of restricted share units granted during 2015 was $28.09 and the weighted-average grant date fair value of market restricted share units granted during 2015 was $29.39. The grant date fair value of performance share units granted during 2015 was $28.06. The weighted-average grant-date fair value of restricted share units granted during 2014 was $23.69 and the weighted-average grant date fair value of market restricted share units granted during 2014 was $24.30. The grant date fair value of performance share units granted during 2014 was $23.47. The weighted-average grant-date fair value of restricted share units granted during 2013 was $19.60 and the grant date fair value of the market restricted share units granted during 2013 was $24.43. The total fair value of restricted share units vested during 2015, 2014, and 2013 was $12.3 million, $1.6 million, and $11.6 million, respectively. The total fair value of restricted share units vested during 2013 of $11.6 million included $7.4 million from restricted share units that vested upon redemption of Synovus' Series A Preferred Stock on July 26, 2013. Cash paid for taxes due on vesting of employee restricted share units where restricted share units were withheld to cover taxes was $5.1 million, $692 thousand, and $3.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.
A summary of restricted share units outstanding and changes during the years ended December 31, 2015, 2014, and 2013 is presented below (excluding market restricted and performance share units).

Restricted Share Units
	Share Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2012	920,426	$16.45
Granted	212,660	19.60
Dividend equivalents granted	10,689	21.00
Vested	(545,154)	17.92
Forfeited	(16,944)	14.49
Outstanding at December 31, 2013	581,677	16.38
Share unit rounding due to reverse stock split on May 16, 2014	258	16.38
Granted	407,374	23.69
Dividend equivalents granted	8,805	24.09
Vested	(64,725)	15.45
Forfeited	(50,566)	17.92
Outstanding at December 31, 2014	882,823	19.81
Granted	321,874	28.09
Dividend equivalents granted	9,810	28.09
Vested	(428,121)	17.48
Forfeited	(23,619)	24.60
Outstanding at December 31, 2015	762,767	$24.57

As of December 31, 2015, total unrecognized compensation cost related to the foregoing restricted share units was approximately $9.9 million. This cost is expected to be recognized over a weighted-average remaining period of 1.41 years.
Synovus granted 82,152 market restricted share units to senior management during the year ended December 31, 2015 with a grant date fair value of $29.39. During 2014 and 2013, Synovus granted market restricted share units to senior management totaling 90,117 and 40,512, respectively, with a grant date fair value of $24.30 and $24.43, respectively. The market restricted share units have a three-year service-based vesting component as well as a total shareholder return multiplier. The number of market restricted share units that will ultimately vest ranges from 75% to 125% of target based on Synovus' total shareholder return (TSR). The total fair value of market restricted share units vested during 2015 and 2014 was $1.4 million and $398 thousand, respectively. At December 31, 2015, total unrecognized compensation cost related to market restricted share units was approximately $2.8 million with a weighted average remaining period of 1.36 years. A summary of market restricted share units outstanding and changes during the years ended December 31, 2015, 2014, and 2013 is presented below.

Market Restricted Share Units
	Share Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2012	—	$—
Granted	40,512	24.43
Outstanding at December 31, 2013	40,512	24.43
Share unit rounding due to reverse stock split on May 16, 2014	4	24.43
Granted	90,117	24.30
Dividend equivalents granted	1,231	24.09
Quantity change by TSR factor	1,518	24.43
Vested	(15,196)	24.43
Outstanding at December 31, 2014	118,186	24.33
Granted	82,152	29.39
Dividend equivalents granted	2,221	29.05
Quantity change by TSR factor	4,838	24.33
Vested	(49,149)	24.34
Outstanding at December 31, 2015	158,248	$27.02

During the year ended December 31, 2015, Synovus granted 82,152 performance share units to senior management. These units have a grant date fair value of $28.06 and vest upon meeting certain service and performance conditions. During the year ended December 31, 2014, Synovus granted 67,157 performance share units with a grant date fair value of $23.47 to senior management. Return on average assets (ROAA) performance is evaluated each year over a three-year performance period, with share distribution determined at the end of the three years. The number of performance share units that will ultimately vest ranges from 0% to 150% of target based on Synovus' three-year weighted average ROAA (as defined). At December 31, 2015, total unrecognized compensation cost related to performance share units was approximately $2.2 million with a weighted average remaining period of 1.42 years. A summary of performance share units outstanding and changes during the years ended December 31, 2015 and 2014 is presented below.

Performance Share Units
	Share Units	Weighted-Average Grant-date Fair Value
Outstanding at December 31, 2013	—	$—
Granted	67,157	23.47
Dividend equivalents granted	518	24.09
Outstanding at December 31, 2014	67,675	23.47
Granted	82,152	28.06
Dividend equivalents granted	1,740	28.06
Outstanding at December 31, 2015	151,567	$26.01

Salary Stock Units and Other Information
During 2014 and 2013, Synovus also granted 44,527 and 70,015, respectively, salary stock units to senior management, which vested and were expensed immediately upon grant. Compensation expense was initially determined based on the number of salary stock units granted and the market price of common stock at the grant date. Subsequent to the grant date, compensation expense was recorded for changes in common stock market price. The total fair value of salary stock units granted during 2014 and 2013 was $1.2 million and $1.8 million, respectively. The salary stock units granted during 2014 were classified as liabilities and were settled in cash on January 15, 2015.

During 2015, Synovus recognized a share-based compensation net tax benefit of $1.7 million associated with vesting of restricted share units, stock option exercises, and expired stock options which was recorded as a component of additional paid-in capital within shareholders' equity. During 2014, Synovus recognized a net tax deficiency of $3.2 million associated primarily with expired stock options. The deficiency was recorded as a reduction of additional paid-in capital within shareholders' equity. During 2013, Synovus recognized a net tax benefit of $317 thousand. Synovus' future stock price will determine if a tax benefit is realized on outstanding stock options. If a tax benefit is not realized on outstanding stock options then the deferred tax asset associated with the outstanding stock options will be reduced with a corresponding tax deficiency recorded to additional paid-in capital.
The following table provides aggregate information regarding grants under all Synovus equity compensation plans through December 31, 2015.

Plan Category	(a) Number of Securities to be Issued Upon Vesting of Restricted Share Units, Market Restricted Share Units, and Performance Share Units(1)	(b) Number of Securities to be Issued Upon Exercise of Outstanding Options	(c) Weighted-Average Exercise Price of Outstanding Options in Column (b)	(d) Number of Shares Remaining Available for Issuance Excluding Shares Reflected in Columns (a) and (b)
Shareholder approved equity compensation plans for shares of Synovus stock	1,072,582	1,741,975	$37.88	7,050,823	(2)
Non-shareholder approved equity compensation plans	—	—	—	—
Total	1,072,582	1,741,975	$37.88	7,050,823

(1) Market restricted and performance share units included at target. Actual shares issued upon vesting may differ based on actual TSR and ROAA over the measurement period.
(2) Includes 7,050,823 shares available for future grants as share awards under the 2013 Omnibus Plan.
Note 22 - Income Taxes
The components of income tax expense included in the consolidated statements of income for the years ended December 31, 2015, 2014, and 2013 are presented below:

(in thousands)	2015	2014	2013
Current
Federal	$6,163	5,140	5,460
State	4,424	150	(2,630)
Total current income tax expense	10,587	5,290	2,830
Deferred
Federal	108,877	92,360	78,870
State	13,027	9,660	11,545
Total deferred income tax expense	121,904	102,020	90,415
Total income tax expense	$132,491	107,310	93,245

Note: The table above does not reflect amounts relating to share-based compensation transactions that were charged or credited directly to shareholders' equity. The amounts charged or credited to shareholder's equity for the years ended December 31, 2015, 2014, and 2013 were an increase of $1.7 million, a decrease of $3.2 million, and an increase of $317 thousand, respectively.
Income tax expense does not reflect the tax effects of unrealized gains (losses) on investment securities available for sale and unamortized actuarial gains on post-retirement unfunded health benefits. This information is presented in the consolidated statements of comprehensive income.

Income tax expense as shown in the consolidated statements of income differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to income before income taxes. A reconciliation of the differences for the years ended December 31, 2015, 2014 and 2013 is shown below:

	Years Ended December 31,
(in thousands)	2015	2014	2013
Income tax expense at statutory federal income tax rate	$125,501	105,896	88,420
Increase (decrease) resulting from:
State income tax expense, net of federal income tax effect	12,870	8,014	9,877
Tax-exempt income	(835)	(1,076)	(1,407)
Tax credits	(1,173)	(1,123)	(1,473)
Cash surrender value of life insurance	(2,885)	(2,928)	(2,932)
Change in valuation allowance, federal and state	(589)	(2,273)	(4,083)
Other, net	(398)	800	4,843
Total income tax expense	$132,491	107,310	93,245

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at December 31, 2015 and 2014 are presented below.

(in thousands)	2015	2014
Deferred tax assets
Net operating loss carryforwards	$308,617	422,968
Allowance for loan losses	103,884	111,814
Tax credit carryforwards	59,434	52,194
Deferred revenue	16,529	18,770
Share-based compensation	10,800	12,152
Non-performing loan interest	16,604	20,366
Net unrealized losses on investment securities available for sale	3,072	—
Other	28,950	34,576
Total gross deferred tax assets	547,890	672,840
Less valuation allowance	(11,713)	(12,303)
Total deferred tax assets	536,177	660,537
Deferred tax liabilities
Excess tax over financial statement depreciation	(8,564)	(10,546)
Net unrealized gains on investment securities available for sale	—	(7,893)
Ownership interest in partnership	(4,537)	(5,933)
Fixed assets held for sale	(5,985)	(7,287)
Other	(5,143)	(6,414)
Total gross deferred tax liabilities	(24,229)	(38,073)
Net deferred tax asset	$511,948	622,464

The net decrease in the valuation allowance for the years ended December 31, 2015 and 2014 was $589 thousand and $2.3 million, respectively. The net decrease in the valuation allowance for the years ended December 31, 2015 and 2014 was due to expiring unused state credits.
Management assesses the realizability of deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence. At December 31, 2015, the Company is not in a three-year cumulative loss position; accordingly, it does not have significant negative evidence to consider when evaluating the realization of its deferred tax assets. Positive evidence supporting the realization of the Company’s deferred tax assets at December 31, 2015 includes generation of taxable income in 2015, 2014, and 2013, continued improvement in credit quality, record of long-term positive earnings prior to the most recent economic downturn, the Company’s strong capital position, as well as sufficient amounts of projected future taxable income, of the appropriate character, to support the realization of $511.9 million of the Company’s net deferred tax asset at December 31, 2015. The Company expects to realize its net deferred tax asset of $511.9 million at December 31, 2015 through the reversal of existing taxable temporary differences and projected future taxable income. The valuation allowance of $11.7 million at December 31, 2015 relates to specific state income tax credits that have various expiration dates through the tax year 2019, and are expected to expire before they can be realized. Based on the assessment of all the positive and negative evidence at December 2015 and 2014, management has concluded that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
Synovus expects to realize substantially all of the $511.9 million in net deferred tax assets well in advance of the statutory carryforward period. At December 31, 2015, $155.6 million of existing deferred tax assets are not related to net operating losses or credits and therefore, have no expiration dates. $256.8 million of the remaining deferred tax assets relate to federal net operating losses which expire in years beginning in 2030 through 2032. Additionally, $51.8 million of the deferred tax assets relate to state net operating losses which will expire in installments annually through the tax year 2035. Tax credit carryforwards at December 31, 2015 include federal alternative minimum tax credits totaling $31.7 million which have an unlimited carryforward period. Other federal and state tax credits at December 31, 2015 total $27.7 million and have expiration dates through the tax year 2035.
Federal and state NOL and tax credit carryforwards as of December 31, 2015 are summarized in the following table.

Tax Carryforwards	As of December 31, 2015
(in thousands)	Expiration Dates	Deferred Tax Asset Balance	Valuation Allowance	Net Deferred Tax Asset Balance	Pre-Tax Earnings Necessary to Realize
Net operating losses - federal	2030-2032	$256,807	—	256,807	733,734
General business credits - federal	2028-2035	11,667	—	11,667	N/A(1)
Net operating losses - states	2016-2019	10	—	10	689,362
Net operating losses - states	2024-2028	4,031	—	4,031	660,830
Net operating losses - states	2029-2035	54,674	—	54,674	1,744,165
Other credits - states	2016-2019	11,800	(11,713)	87	N/A(1)
Other credits - states	2020-2025	2,777	—	2,777	N/A(1)
Alternative minimum tax credits - federal	None	31,745	—	31,745	N/A(2)
Other credits - states	None	1,445	—	1,445	N/A(1)

(1) N/A indicates credits are not measured on a pre-tax earnings basis
(2) Alternative minimum tax credits can be carried forward indefinitely.
Synovus is subject to income taxation in the United States and various state jurisdictions. Synovus' federal income tax return is filed on a consolidated basis, while state income tax returns are filed on both a consolidated and separate entity basis. Currently, there are no years for which Synovus filed a federal income tax return that are under examination by the IRS; however, a state tax examination from the Department of Revenue for Louisiana is currently in progress. Synovus is no longer subject to income tax examinations by the IRS for years before 2011, and excluding certain limited exceptions, Synovus is no longer subject to income tax examinations by state and local income tax authorities for years before 2011. However, amounts reported as net operating losses and tax credit carryovers from closed tax periods remain subject to review by most taxing authorities. Although Synovus is unable to determine the ultimate outcome of current and future examinations, Synovus believes that the liability recorded for uncertain tax positions is adequate.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (unrecognized state income tax benefits are not adjusted for the federal income tax impact).

	Years Ended December 31,
(in thousands)	2015	2014
Balance at January 1,	$13,023	912
Additions based on income tax positions related to current year	—	—
Additions for income tax positions of prior years *	8	12,318
Deductions for income tax positions of prior years	—	(52)
Statute of limitation expirations	(286)	(155)
Settlements	—	—
Balance at December 31,	$12,745	13,023

* Includes deferred tax benefits that could reduce future tax liabilities.
Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense. Accrued interest and penalties on unrecognized income tax benefits totaled $105 thousand and $96 thousand as of January 1 and December 31, 2015, respectively. Unrecognized income tax benefits as of January 1 and December 31, 2015 that, if recognized, would affect the effective income tax rate totaled $8.5 million and $8.3 million (net of the federal benefit on state income tax issues), respectively, which includes interest and penalties of $68 thousand and $63 thousand, respectively. Synovus expects that $320 thousand of uncertain income tax positions will be either settled or resolved during the next twelve months.
Note 23 - Condensed Financial Information of Synovus Financial Corp. (Parent Company only)

Condensed Balance Sheets
	December 31,
(in thousands)	2015	2014
Assets
Cash due from bank subsidiary	$369,564	234,399
Funds due from other depository institutions(1)	19,911	19,911
Investment in consolidated bank subsidiary, at equity	3,339,233	3,307,353
Investment in consolidated nonbank subsidiaries, at equity(2)	71,350	(247,669)
Notes receivable from nonbank subsidiaries	67,000	399,168
Other assets	105,513	120,129
Total assets	$3,972,571	3,833,291
Liabilities and Shareholders' Equity
Liabilities:
Long-term debt	$960,185	762,272
Other liabilities	12,190	29,749
Total liabilities	972,375	792,021
Shareholders’ equity:
Series C Preferred Stock	125,980	125,980
Common stock	140,592	139,950
Additional paid-in capital	2,989,981	2,960,825
Treasury stock	(401,511)	(187,774)
Accumulated other comprehensive loss, net	(29,819)	(12,605)
Retained earnings	174,973	14,894
Total shareholders’ equity	3,000,196	3,041,270
Total liabilities and shareholders’ equity	$3,972,571	3,833,291

(1) Restricted as to withdrawal.
(2) Includes non-bank subsidiary formed during 2008 that incurred credit losses, including losses on the disposition of non-performing assets.

Condensed Statements of Income
	Years Ended December 31,
(in thousands)	2015	2014	2013
Income
Cash dividends received from Synovus Bank	$199,904	90,626	—
Cash distributions received from Synovus Bank(1)	25,096	91,374	680,000
Interest income	8,865	14,262	15,366
Other income	(337)	(932)	(2,374)
Total income	233,528	195,330	692,992
Expenses
Interest expense	46,585	45,726	46,672
Other expenses	10,516	10,337	8,067
Total expenses	57,101	56,063	54,739
Income before income taxes and equity in undistributed income (loss) of subsidiaries	176,427	139,267	638,253
Allocated income tax benefit	(18,808)	(16,491)	(16,589)
Income before equity in undistributed income (loss) of subsidiaries	195,235	155,758	654,842
Equity in undistributed income (loss) of subsidiaries	30,847	39,491	(495,459)
Net income	226,082	195,249	159,383
Dividends and accretion of discount on preferred stock	10,238	10,238	40,830
Net income available to common shareholders	$215,844	185,011	118,553

(1) Cash distributions from Synovus Bank of $91.4 million and $680.0 million for the years ended December 31, 2014 and 2013 were previously reported as a component of cash dividends received. These amounts represent cash distributions from Synovus Bank while it was in an accumulated deficit position and have been re-classified to cash distributions to conform to changes in presentation for regulatory reporting purposes.

Condensed Statements of Comprehensive Income
	December 31, 2015			December 31, 2014			December 31, 2013
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$358,573	(132,491)	226,082	$302,559	(107,310)	195,249	252,628	(93,245)	159,383
Reclassification adjustment for losses realized in net income on cash flow hedges	521	(201)	320	448	(173)	275	447	(173)	274
Net unrealized gains on investment securities available for sale	2,908	(1,120)	1,788	21	(8)	13	3,246	(1,250)	1,996
Other comprehensive (loss) gain of bank subsidiary	(31,420)	12,098	(19,322)	46,122	(17,757)	28,365	(77,460)	29,831	(47,629)
Other comprehensive (loss) income	$(27,991)	10,777	(17,214)	$46,591	(17,938)	28,653	(73,767)	28,408	(45,359)
Comprehensive income			$208,868			$223,902			114,024

Condensed Statements of Cash Flows
	Years Ended December 31,
(in thousands)	2015	2014	2013
Operating Activities
Net income	$226,082	195,249	159,383
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(30,847)	(39,491)	495,459
Deferred income tax benefit	(2,506)	(5,041)	(11,375)
Net (decrease) increase in other liabilities	(1,709)	(22,323)	11,845
Net decrease (increase) in other assets	1,045	14,226	(11,238)
Other, net	(178)	(2,041)	(2,183)
Net cash provided by operating activities	191,887	140,579	641,891
Investing Activities
Net decrease in short-term notes receivable from non-bank subsidiaries	10,000	39,000	5,768
Net cash provided by investing activities	10,000	39,000	5,768
Financing Activities
Dividends paid to common and preferred shareholders	(65,592)	(53,043)	(72,898)
Repurchases and agreements to repurchase shares of common stock	(199,221)	(88,113)	—
Repayments on long-term debt	(48,553)	—	(74,178)
Proceeds from issuance of long-term debt	246,644	—	—
Proceeds from issuance of Series C Preferred Stock, net of issuance costs	—	—	125,862
Redemption of Series A Preferred Stock	—	—	(967,870)
Proceeds from issuance of common stock, net of issuance costs	—	—	175,174
Net cash used in financing activities	(66,722)	(141,156)	(813,910)
Increase (decrease) in cash and funds due from banks	135,165	38,423	(166,251)
Cash and funds due from banks at beginning of year	254,310	215,887	382,138
Cash and funds due from banks at end of year	$389,475	254,310	215,887

For the years ended December 31, 2015, 2014, and 2013, the Parent Company paid income taxes of $8.7 million, $4.8 million, and $1.5 million, respectively. For the years ended December 31, 2015, 2014, and 2013, the Parent Company paid interest of $46.9 million, $46.9 million, and $49.1 million, respectively.

Note 24 - Supplemental Financial Data
Components of other non-interest income and other operating expenses in excess of 1% of total interest income and total non-interest income for any of the respective years are as follows:

	Years Ended December 31,
(in thousands)	2015	2014	2013
Other loan expenses	$8,812	9,396	15,205
Litigation contingency/settlement expenses	5,110	12,812	10,000
Insurance and bonds	12,514	11,801	12,503
Telephone and communications	10,539	10,442	12,403

Summary of Quarterly Financial Data (Unaudited)
Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2015 and 2014.

	2015
(in thousands, except per share data)	Fourth Quarter (1)	Third Quarter	Second Quarter	First Quarter
Interest income	$242,814	238,093	233,654	231,401
Net interest income	212,620	207,790	203,644	203,263
Provision for loan losses	5,021	2,956	6,636	4,397
Income before income taxes	90,741	93,986	88,034	85,812
Income tax expense	32,342	36,058	32,242	31,849
Net income	58,398	57,928	55,792	53,963
Net income available to common shareholders	$55,839	55,369	53,233	51,404
Net income per common share, basic	$0.43	0.42	0.40	0.38
Net income per common share, diluted	0.43	0.42	0.40	0.38

	2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$234,703	233,394	232,213	228,382
Net interest income	207,456	206,263	205,051	200,514
Provision for loan losses	8,193	3,843	12,284	9,511
Income before income taxes	78,929	72,656	73,950	77,024
Income tax expense	25,756	25,868	27,078	28,608
Net income	53,173	46,788	46,872	48,416
Net income available to common shareholders	$50,612	44,229	44,313	45,857
Net income per common share, basic	$0.37	0.32	0.32	0.33
Net income per common share, diluted	0.37	0.32	0.32	0.33

(1) The results for the three months ended December 31, 2015 include an out-of-period adjustment that increased the provision for loan losses by $12.9 million, resulting from the correction of an error that arose in 2012 which management identified during the fourth quarter of 2015. The correction increased the provision for loan losses by $13.3 million for the full year 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, Synovus' disclosure controls and procedures were effective.
Synovus regularly engages in productivity and efficiency initiatives to streamline operations, reduce expenses, and increase revenue. Additionally, investment in new and updated information technology systems has enhanced information gathering and processing capabilities, and allowed management to operate in a more centralized environment for critical processing and monitoring functions. Management of Synovus is responsible for identifying, documenting, and evaluating the adequacy of the design and operation of the controls implemented during each process change described above. There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, Synovus' internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting. Management of Synovus is responsible for establishing and maintaining effective internal control over financial reporting for Synovus Financial Corp. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Synovus conducted an evaluation of the effectiveness of our internal control over Synovus' financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2015.
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

/s/ Kessel D. Stelling                        /s/ Thomas J. Prescott
Kessel D. Stelling                        Thomas J. Prescott
Chairman of the Board, President and Chief Executive Officer        Executive Vice President and Chief Financial Officer
Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter ended December 31, 2015 covered by this Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
NONE.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE
Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“PROPOSALS TO BE VOTED ON” - “PROPOSAL 1: ELECTION OF 12 DIRECTORS”;

•	“EXECUTIVE OFFICERS”;

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” - “Consideration of Director Candidates - Shareholder Candidates” and “Committees of the Board” - “Audit Committee.”
We have a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and chief accounting officer. You can find our Code of Business Conduct and Ethics in the Corporate Governance section of our website at investor.synovus.com. We will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE in the Corporate Governance section of our website.
Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 6, 2015. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information pertaining to equity compensation plans is contained in "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Legal Proceedings, Note 20 - Employment Expenses and Benefit Plans, and Note 21 - Shared-Based Compensation" of this Report and are incorporated herein by reference.
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
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Equity and Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
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

4.10
Subordinated Indenture, dated as of December 7, 2015, between Synovus Financial Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated December 2, 2015, as filed with the SEC on December 7, 2015.

4.11
First Supplemental Indenture, dated as of December 7, 2015, between Synovus Financial Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 of Synovus' Current Report on Form 8-K dated December 2, 2015, as filed with the SEC on December 7, 2015.

4.12	Specimen Physical Stock Certificate of Synovus, incorporated by reference to Exhibit 4.1 to Synovus' Current Report on Form 8-K dated May 19, 2014, as filed with SEC on May 19, 2014.

10.1
Letter Agreement (including Securities Purchase Agreement – Standard Terms incorporated by reference therein) dated December 19, 2008, between Synovus and the United States Department of the Treasury, incorporated by reference to Exhibit 10.1 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

10.2	Synovus Financial Corp. 2011 Director Stock Purchase Plan, incorporated by reference to Exhibit 99.1 of Synovus' Current Report on Form 8-K dated April 27, 2011, as filed with the SEC on May 3, 2011.*

10.3
Amendment No. 1 dated September 6, 2011 to Synovus Financial Corp. 2011 Director Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated September 6, 2011, as filed with the SEC on September 6, 2011.*

10.4
Amendment No. 2 dated February 28, 2013 to Synovus Financial Corp. 2011 Director Stock Purchase, incorporated by reference to Exhibit 10.6 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 1, 2013. *

10.5
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

Exhibit Number	Description

10.9
Third Amended and Restated Synovus Financial Corp. Deferred Compensation Plan, incorporated by reference to Exhibit 10.15 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 1, 2013.*`

10.10
Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

10.11
Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.17 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on February 28, 2014.*

10.12
Riverside Bank Amended and Restated Salary Continuation Agreement adopted as of June 1, 2005 by and between Riverside Bank and Kessel D. Stelling, incorporated by reference to Exhibit 10.17 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.13
Form of Stock Option Agreement for the Synovus Financial Corp. 2002 Long-Term Incentive Plan for grants made subsequent to January 18, 2006, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated January 18, 2006, as filed with the SEC on January 18, 2006.*

10.14	Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

10.15
Form of Revised Stock Option Agreement for stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.16
Form of Retention Stock Option Agreement for retention stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.17
Form of TARP Restricted Stock Unit Award Agreement for awards to executive officers and the top 20 most highly-compensated employees under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated January 28, 2010, as filed with the SEC on January 29, 2010.*

10.18
Form of Restricted Stock Option Agreement for 2010 stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated January 29, 2010, as filed with the SEC on January 29, 2010.*

10.19
Form of Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated December 11, 2013, as filed with the SEC on December 13, 2013.*

10.20
Form of Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 22, 2014, as filed with the SEC on January 24, 2014.*

10.21
Form of 2014 Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.3 of Synovus' Current Report on Form 8-K dated January 22, 2014, as filed with the SEC on January 24, 2014.*

Exhibit Number	Description

10.22
Form of TARP Restricted Stock Unit Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

10.23
Form of Restricted Stock Unit Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

10.24
Form of Stock Option Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.3 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

10.25
Form of Director Restricted Stock Unit Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

10.26
Form of Indemnification Agreement for directors and executive officers of Synovus, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated July 26, 2007, as filed with the SEC on July 26, 2007.*

10.27	Summary of Annual Base Salaries of Synovus' Named Executive Officers.*

10.28
Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2015, as filed with the SEC on May 6, 2015.*

10.29
First Amendment to the Bank of North Georgia Amended and Restated Salary Continuation Agreement dated September 10, 2007, effective as of January 1, 2005, by and between Bank of North Georgia, as successor in interest to Riverside Bank, and Kessel D. Stelling, Jr., incorporated by reference to Exhibit 10.37 of Synovus' Current Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.30
Riverside Bank Split Dollar Agreement dated December 23, 1999, by and between Riverside Bank and Kessel D. Stelling, Jr., incorporated by reference to Exhibit 10.38 of Synovus' Current Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.31
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2012, as filed with the SEC on May 10, 2012.*

10.32
Synovus Financial Corp. Clawback Policy, incorporated by reference to Exhibit 10.44 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2013 as filed with the SEC on February 28, 2014.*

10.33
Form of Revised Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated February 11, 2016, as filed with the SEC on February 18, 2016.*

10.34
Form of Revised Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated February 11, 2016, as filed with the SEC on February 18, 2016.*

12.1	Ratio of Earnings to Fixed Charges.

Exhibit Number	Description

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 99.1 of Synovus' Current Report of Form 8-K dated October 24, 2014, as filed with the SEC on October 24, 2014.

21.1	Subsidiaries of Synovus Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2015 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

*	Indicates management contracts and compensatory plans and arrangements.
(b) Exhibits
See the response to Item 15(a)(3) above.
(c) Financial Statement Schedules
See the response to Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date:	February 29, 2016	By:	/s/ Kessel D. Stelling
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

Signature	Title	Date

/s/ Kessel D. Stelling	Chairman of the Board, President, Chief Executive Officer and Director	February 29, 2016
Kessel D. Stelling	(Principal Executive Officer)

/s/ Thomas J. Prescott	Executive Vice President and Chief Financial Officer	February 29, 2016
Thomas J. Prescott	(Principal Financial Officer)

/s/ Liliana C. McDaniel	Chief Accounting Officer	February 29, 2016
Liliana C. McDaniel	(Principal Accounting Officer)

/s/ Catherine A. Allen	Director	February 29, 2016
Catherine A. Allen

/s/ Tim E. Bentsen	Director	February 29, 2016
Tim E. Bentsen

/s/ Stephen T. Butler	Director	February 29, 2016
Stephen T. Butler

/s/ Elizabeth W. Camp	Director	February 29, 2016
Elizabeth W. Camp

Signature	Title	Date

/s/ T. Michael Goodrich	Director	February 29, 2016
T. Michael Goodrich

/s/ V. Nathaniel Hansford	Director	February 29, 2016
V. Nathaniel Hansford

/s/ Jerry W. Nix	Director	February 29, 2016
Jerry W. Nix

/s/ Harris Pastides	Director	February 29, 2016
Harris Pastides

/s/ Joseph J. Prochaska, Jr.	Director	February 29, 2016
Joseph J. Prochaska, Jr.

/s/ Melvin T. Stith	Director	February 29, 2016
Melvin T. Stith

/s/ Barry L. Storey	Director	February 29, 2016
Barry L. Storey

/s/ Philip W. Tomlinson	Director	February 29, 2016
Philip W. Tomlinson