Form 10-Q
period 2016-03-31
SYNOVUS FINANCIAL CORP
filed 2016-05-05
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
Commission file number 1-10312

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	April 30, 2016
Common Stock, $1.00 Par Value	125,500,300

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
Synovus Bank – A Georgia state-chartered bank and wholly-owned subsidiary of Synovus through which Synovus conducts its banking operations
Synovus' 2015 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2015
Synovus Mortgage – Synovus Mortgage Corp., a wholly-owned subsidiary of Synovus Bank
Synovus Trust – Synovus Trust Company, N.A., a wholly-owned subsidiary of Synovus Bank
TDR – Troubled debt restructuring (as defined in ASC 310-40)
Treasury – United States Department of the Treasury
VIE – Variable interest entity, as defined in ASC 810-10
Visa – The Visa U.S.A., Inc. card association or its affiliates, collectively
Visa Class B shares – Class B shares of common stock issued by Visa which are subject to restrictions with respect to sale until all of the Covered Litigation has been settled
Visa Derivative – A derivative contract with the purchaser of Visa Class B shares which provides for settlements between the purchaser and Synovus based upon a change in the ratio for conversion of Visa Class B shares into Visa Class A shares
Warrant – A warrant issued to the Treasury by Synovus to purchase up to 2,215,820 shares of Synovus common stock at a per share exercise price of $65.52 expiring on December 19, 2018, as was issued by Synovus to Treasury in 2008 in connection with the Capital Purchase Program, promulgated under the Emergency Stabilization Act of 2008

ii

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$352,060	367,092
Interest bearing funds with Federal Reserve Bank	908,527	829,887
Interest earning deposits with banks	21,686	17,387
Federal funds sold and securities purchased under resale agreements	76,300	69,819
Trading account assets, at fair value	4,801	5,097
Mortgage loans held for sale, at fair value	62,867	59,275
Investment securities available for sale, at fair value	3,582,244	3,587,818
Loans, net of deferred fees and costs	22,758,203	22,429,565
Allowance for loan losses	(254,516)	(252,496)
Loans, net	$22,503,687	22,177,069
Premises and equipment, net	439,122	445,155
Goodwill	24,431	24,431
Other real estate	38,462	47,030
Deferred tax asset, net	464,242	511,948
Other assets	692,828	650,645
Total assets	$29,171,257	28,792,653
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$6,896,547	6,732,970
Interest bearing deposits, excluding brokered deposits	15,348,864	15,434,171
Brokered deposits	1,204,517	1,075,520
Total deposits	23,449,928	23,242,661
Federal funds purchased and securities sold under repurchase agreements	203,979	177,025
Long-term debt	2,360,865	2,186,893
Other liabilities	203,217	185,878
Total liabilities	$26,217,989	25,792,457
Shareholders' Equity
Series C Preferred Stock – no par value. Authorized 100,000,000 shares; 5,200,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	125,980	125,980
Common stock - $1.00 par value. Authorized 342,857,143 shares; 140,793,916 issued at March 31, 2016 and 140,592,409 issued at December 31, 2015; 125,849,939 outstanding at March 31, 2016 and 129,547,032 outstanding at December 31, 2015	140,794	140,592
Additional paid-in capital	2,989,854	2,989,981
Treasury stock, at cost – 14,943,977 shares at March 31, 2016 and 11,045,377 shares at December 31, 2015	(512,496)	(401,511)
Accumulated other comprehensive loss, net	(740)	(29,819)
Retained earnings	209,876	174,973
Total shareholders’ equity	2,953,268	3,000,196
Total liabilities and shareholders' equity	$29,171,257	28,792,653

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Interest income:
Loans, including fees	$229,917	215,269
Investment securities available for sale	16,972	13,943
Trading account assets	22	107
Mortgage loans held for sale	588	632
Federal Reserve Bank balances	999	645
Other earning assets	825	805
Total interest income	249,323	231,401
Interest expense:
Deposits	16,015	14,819
Federal funds purchased and securities sold under repurchase agreements	45	43
Long-term debt	15,070	13,276
Total interest expense	31,130	28,138
Net interest income	218,193	203,263
Provision for loan losses	9,377	4,397
Net interest income after provision for loan losses	208,816	198,866
Non-interest income:
Service charges on deposit accounts	19,710	19,133
Fiduciary and asset management fees	11,274	11,571
Brokerage revenue	6,483	7,251
Mortgage banking income	5,484	6,484
Bankcard fees	8,372	8,077
Investment securities gains, net	67	725
Other fee income	4,804	5,246
Other non-interest income	6,953	7,367
Total non-interest income	63,147	65,854
Non-interest expense:
Salaries and other personnel expense	101,358	96,488
Net occupancy and equipment expense	26,577	26,172
Third-party processing expense	11,116	10,343
FDIC insurance and other regulatory fees	6,719	6,957
Professional fees	6,369	5,594
Advertising expense	2,410	3,443
Foreclosed real estate expense, net	2,684	9,496
Loss on early extinguishment of debt	4,735	—
Restructuring charges, net	1,140	(107)
Other operating expenses	25,125	20,522
Total non-interest expense	188,233	178,908
Income before income taxes	83,730	85,812
Income tax expense	31,199	31,849
Net income	52,531	53,963
Dividends on preferred stock	2,559	2,559
Net income available to common shareholders	$49,972	51,404
Net income per common share, basic	$0.39	0.38
Net income per common share, diluted	0.39	0.38
Weighted average common shares outstanding, basic	127,227	134,933
Weighted average common shares outstanding, diluted	127,857	135,744

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2016			2015
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$83,730	(31,199)	52,531	85,812	(31,849)	53,963
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	273	(105)	168	112	(43)	69
Net unrealized gains on investment securities available for sale:
Reclassification adjustment for net gains realized in net income	(67)	26	(41)	(725)	281	(444)
Net unrealized gains arising during the period	47,172	(18,162)	29,010	15,211	(5,856)	9,355
Net unrealized gains	47,105	(18,136)	28,969	14,486	(5,575)	8,911
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(94)	36	(58)	(42)	16	(26)
Net unrealized gains	$(94)	36	(58)	(42)	16	(26)
Other comprehensive income	$47,284	(18,205)	29,079	14,556	(5,602)	8,954
Comprehensive income			$81,610			62,917

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Series C Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2014	$125,980	139,950	2,960,825	(187,774)	(12,605)	14,894	3,041,270
Net income	—	—	—	—	—	53,963	53,963
Other comprehensive income, net of income taxes	—	—	—	—	8,954	—	8,954
Cash dividends declared on common stock - $0.10 per share	—	—	—	—	—	(13,434)	(13,434)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	(2,559)	(2,559)
Repurchases and completion of ASR agreement to repurchase shares of common stock	—	—	14,515	(73,628)	—	—	(59,113)
Restricted share unit activity	—	274	(4,325)	—	—	(367)	(4,418)
Stock options exercised	—	105	1,587	—	—	—	1,692
Share-based compensation net tax benefit	—	—	1,046	—	—	—	1,046
Share-based compensation expense	—	—	3,234	—	—	—	3,234
Balance at March 31, 2015	$125,980	140,329	2,976,882	(261,402)	(3,651)	52,497	3,030,635

Balance at December 31, 2015	$125,980	140,592	2,989,981	(401,511)	(29,819)	174,973	3,000,196
Net income	—	—	—	—	—	52,531	52,531
Other comprehensive income, net of income taxes	—	—	—	—	29,079	—	29,079
Cash dividends declared on common stock - $0.12 per share	—	—	—	—	—	(15,069)	(15,069)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	(2,559)	(2,559)
Repurchases of common stock	—	—	—	(110,985)	—	—	(110,985)
Restricted share unit activity	—	175	(2,993)	—	—	—	(2,818)
Stock options exercised	—	27	429	—	—	—	456
Share-based compensation net tax deficiency	—	—	(900)	—	—	—	(900)
Share-based compensation expense	—	—	3,337	—	—	—	3,337
Balance at March 31, 2016	$125,980	140,794	2,989,854	(512,496)	(740)	209,876	2,953,268

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Operating Activities
Net income	52,531	53,963
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,377	4,397
Depreciation, amortization, and accretion, net	13,785	13,799
Deferred income tax expense	28,601	28,718
Decrease (increase) in trading account assets	296	(6,139)
Originations of mortgage loans held for sale	(138,695)	(207,530)
Proceeds from sales of mortgage loans held for sale	138,677	184,712
Gain on sales of mortgage loans held for sale, net	(3,424)	(4,202)
(Increase) in other assets	(39,363)	(6,103)
Increase (decrease) in other liabilities	17,341	(30,818)
Investment securities gains, net	(67)	(725)
Losses and write-downs on other real estate, net	2,098	7,275
Losses and write-downs on other assets held for sale, net	1,270	—
Loss on early extinguishment of debt	4,735	—
Share-based compensation expense	3,337	3,234
Net cash provided by operating activities	$90,499	40,581
Investing Activities
Net (increase) decrease in interest earning deposits with banks	(4,299)	4,939
Net increase in federal funds sold and securities purchased under resale agreements	(6,481)	(7,661)
Net increase in interest bearing funds with Federal Reserve Bank	(78,640)	(542,524)
Proceeds from maturities and principal collections of investment securities available for sale	168,039	155,005
Proceeds from sales of investment securities available for sale	243,609	32,419
Purchases of investment securities available for sale	(363,788)	(265,707)
Proceeds from sales of loans and principal repayments on other loans held for sale	4,259	12,507
Proceeds from sales of other real estate	10,798	8,785
Net increase in loans	(344,159)	(36,336)
Net increase in premises and equipment	(7,830)	(5,221)
Proceeds from sales of other assets held for sale	—	351
Net cash used in investing activities	$(378,492)	(643,443)

Financing Activities
Net increase in demand and savings deposits	110,837	411,991
Net increase in certificates of deposit	96,212	164,184
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	26,954	(1,593)
Repayments on long-term debt	(830,067)	(375,039)
Proceeds from issuance of long-term debt	1,000,000	425,000
Dividends paid to common shareholders	(15,069)	(13,434)
Dividends paid to preferred shareholders	(2,559)	(2,559)
Stock options exercised	456	1,692
Repurchases of common stock	(110,985)	(59,113)
Restricted stock activity	(2,818)	(4,418)
Net cash provided by financing activities	$272,961	546,711
Decrease in cash and cash equivalents	(15,032)	(56,151)
Cash and cash equivalents at beginning of period	367,092	485,489
Cash and cash equivalents at end of period	$352,060	429,338

Supplemental Cash Flow Information
Cash paid (received) during the period for:

Income tax payments (refunds), net	(656)	338
Interest paid	32,141	27,875
Non-cash Activities
Premises and equipment transferred to other assets held for sale	4,828	—
Loans foreclosed and transferred to other real estate	4,328	5,378
Loans transferred to other loans held for sale at fair value	3,834	10,100

See accompanying notes to unaudited interim consolidated financial statements.

Notes to Unaudited Interim Consolidated Financial Statements
Note 1 - Significant Accounting Policies
Business Operations
The accompanying unaudited interim consolidated financial statements of Synovus Financial Corp. include the accounts of the Parent Company and its consolidated subsidiaries. Synovus Financial Corp. is a financial services company based in Columbus, Georgia, with approximately $29 billion in assets. Through our wholly-owned subsidiary, Synovus Bank, member FDIC, the company provides commercial and retail banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, and international banking. Synovus also provides mortgage services, financial planning, and investment advisory services through its wholly-owned subsidiaries, Synovus Mortgage, Synovus Trust, and Synovus Securities, as well as its GLOBALT and Creative Financial Group divisions. These specialized offerings, combined with our traditional banking products and services, make Synovus Bank a great choice for retail and commercial customers.
Synovus Bank's 28 locally-branded bank divisions are positioned in some of the best markets in the Southeast, with 257 branches and 335 ATMs in Georgia, Alabama, South Carolina, Florida, and Tennessee.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with GAAP. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this Report have been included. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Synovus' 2015 Form 10-K. There have been no significant changes to the accounting policies as disclosed in Synovus' 2015 Form 10-K.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At March 31, 2016 and December 31, 2015, $88 thousand and $100 thousand, respectively, of the due from banks balance was restricted as to withdrawal.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and Federal funds sold and securities purchased under resale agreements. At March 31, 2016 and December 31, 2015, interest bearing funds with the Federal Reserve Bank included $130.2 million and $117.3 million, respectively, on deposit to meet Federal Reserve Bank requirements. Interest earning deposits with banks include $5.5 million and $2.2 million at March 31, 2016 and December 31, 2015, respectively, which is pledged as collateral in connection with certain letters of credit. Federal funds sold include $74.0 million and $65.9 million at March 31, 2016 and December 31, 2015, respectively, which are pledged to collateralize certain derivative financial instruments. Federal funds sold and securities purchased under resale agreements, and Federal funds purchased and securities sold under repurchase agreements, generally mature in one day.
Recently Adopted Accounting Standards Updates
During 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which became effective for Synovus on January 1, 2016. ASU 2015-02 was issued by the FASB to modify the analysis that companies must perform in order to determine whether a legal entity should be consolidated. ASU 2015-02 simplifies current consolidation rules by reducing the number of consolidation models; placing more emphasis on risk of loss when determining a controlling financial interest; reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE; and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. Adoption of ASU 2015-02 did not have an impact on Synovus’ consolidated financial statements.

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
Note 2 - Share Repurchase Program
During the third quarter of 2015, Synovus' Board of Directors authorized a $300 million share repurchase program to be completed over the next 15 months. As of March 31, 2016, Synovus had repurchased a total of $148.0 million or 5.1 million shares under the $300 million share repurchase program. During the first quarter of 2016, Synovus repurchased $110.9 million or 3.9 million shares and during the fourth quarter of 2015, Synovus repurchased $37.1 million or 1.2 million shares under the $300 million share repurchase program. At March 31, 2016, the remaining authorization under this program was $152.0 million.

Note 3 - Investment Securities
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at March 31, 2016 and December 31, 2015 are summarized below.

	March 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$43,147	559	—	43,706
U.S. Government agency securities	13,016	534	—	13,550
Securities issued by U.S. Government sponsored enterprises	126,305	297	—	126,602
Mortgage-backed securities issued by U.S. Government agencies	191,386	2,653	(143)	193,896
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,599,118	24,787	(1,771)	2,622,134
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	542,761	7,687	(393)	550,055
State and municipal securities	3,964	76	(1)	4,039
Equity securities	3,228	4,976	—	8,204
Other investments	20,194	286	(422)	20,058
Total investment securities available for sale	$3,543,119	41,855	(2,730)	3,582,244

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$43,125	232	—	43,357
U.S. Government agency securities	13,087	536	—	13,623
Securities issued by U.S. Government sponsored enterprises	126,520	389	—	126,909
Mortgage-backed securities issued by U.S. Government agencies	209,785	1,340	(1,121)	210,004
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,645,107	7,874	(22,562)	2,630,419
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	530,426	2,396	(3,225)	529,597
State and municipal securities	4,343	92	(1)	4,434
Equity securities	3,228	6,444	—	9,672
Other investments	20,177	—	(374)	19,803
Total investment securities available for sale	$3,595,798	19,303	(27,283)	3,587,818

At March 31, 2016 and December 31, 2015, investment securities with a carrying value of $2.27 billion and $2.43 billion respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of March 31, 2016 and December 31, 2015 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in income. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses.
Declines in the fair value of available for sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of March 31, 2016, Synovus had twenty-two investment securities in a loss position for less than twelve months and twelve investment securities in a loss position for twelve months or longer.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015, are presented below.

	March 31, 2016
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	—	—	11,938	143	11,938	143
Mortgage-backed securities issued by U.S. Government sponsored enterprises	559,661	1,602	29,281	169	588,942	1,771
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	71,875	393	71,875	393
State and municipal securities	—	—	51	1	51	1
Other investments	—	—	4,771	422	4,771	422
Total	$559,661	1,602	117,916	1,128	677,577	2,730

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	122,626	639	18,435	482	141,061	1,121
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,656,194	12,874	489,971	9,688	2,146,165	22,562
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	196,811	963	72,366	2,262	269,177	3,225
State and municipal securities	—	—	50	1	50	1
Other investments	14,985	15	4,818	359	19,803	374
Total	$1,990,616	14,491	585,640	12,792	2,576,256	27,283

The amortized cost and fair value by contractual maturity of investment securities available for sale at March 31, 2016 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at March 31, 2016
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$18,256	24,891	—	—	—	43,147
U.S. Government agency securities	—	6,614	6,402	—	—	13,016
Securities issued by U.S. Government sponsored enterprises	80,240	46,065	—	—	—	126,305
Mortgage-backed securities issued by U.S. Government agencies	—	—	17,447	173,939	—	191,386
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	566	1,333,864	1,264,688	—	2,599,118
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	542,761	—	542,761
State and municipal securities	1,037	350	—	2,577	—	3,964
Equity securities	—	—	—	—	3,228	3,228
Other investments	—	—	15,000	2,000	3,194	20,194
Total amortized cost	$99,533	78,486	1,372,713	1,985,965	6,422	3,543,119

Fair Value
U.S. Treasury securities	$18,256	25,450	—	—	—	43,706
U.S. Government agency securities	—	6,849	6,701	—	—	13,550
Securities issued by U.S. Government sponsored enterprises	80,398	46,204	—	—	—	126,602
Mortgage-backed securities issued by U.S. Government agencies	—	—	17,810	176,086	—	193,896
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	588	1,341,168	1,280,378	—	2,622,134
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	550,055	—	550,055
State and municipal securities	1,049	352	—	2,638	—	4,039
Equity securities	—	—	—	—	8,204	8,204
Other investments	—	—	15,287	1,638	3,133	20,058
Total fair value	$99,703	79,443	1,380,966	2,010,795	11,337	3,582,244

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the three months ended March 31, 2016 and 2015 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	Three Months Ended March 31,
(in thousands)	2016	2015
Proceeds from sales of investment securities available for sale	$243,609	32,419
Gross realized gains	954	725
Gross realized losses	(887)	—
Investment securities gains, net	$67	725

Note 4 - Restructuring Charges
For the three months ended March 31, 2016 and 2015, total restructuring charges consist of the following components:

	Three Months Ended March 31,
(in thousands)	2016	2015
Lease termination charges	$44	—
Asset impairment charges	1,045	—
Gain on sale of assets held for sale, net	—	(157)
Professional fees and other charges	51	50
Total restructuring charges, net	$1,140	(107)

For the three months ended March 31, 2016, Synovus recorded restructuring charges of $1.1 million following the decision during the first quarter of 2016 to close four branches. During the three months ended March 31, 2015, Synovus recorded net gains of $157 thousand on the sale of certain branch locations and recorded additional expense of $50 thousand associated with branch closings that occurred during 2014.
The following table presents aggregate activity associated with accruals that resulted from restructuring charges during the three months ended March 31, 2016 and 2015:

(in thousands)	Severance Charges	Lease Termination Charges	Total
Balance at December 31, 2015	$1,930	4,687	6,617
Accruals for lease terminations	—	44	44
Payments	(397)	(186)	(583)
Balance at March 31, 2016	$1,533	4,545	6,078

(in thousands)	Severance Charges	Lease Termination Charges	Total
Balance at December 31, 2014	$3,291	5,539	8,830
Payments	(521)	(221)	(742)
Balance at March 31, 2015	$2,770	5,318	8,088

All professional fees and other charges were paid in the years that they were incurred. No other restructuring charges resulted in payment accruals.

Note 5 - Loans and Allowance for Loan Losses
The following is a summary of current, accruing past due, and non-accrual loans by portfolio class as of March 31, 2016 and December 31, 2015.

Current, Accruing Past Due, and Non-accrual Loans
	March 31, 2016
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,954,011	9,484	—	9,484	23,749	5,987,244
1-4 family properties	1,113,140	3,860	234	4,094	17,358	1,134,592
Land acquisition	453,042	2,424	—	2,424	14,416	469,882
Total commercial real estate	7,520,193	15,768	234	16,002	55,523	7,591,718
Commercial, financial and agricultural	6,477,031	18,403	425	18,828	63,312	6,559,171
Owner-occupied	4,246,794	6,581	261	6,842	18,582	4,272,218
Total commercial and industrial	10,723,825	24,984	686	25,670	81,894	10,831,389
Home equity lines	1,647,483	5,321	170	5,491	16,432	1,669,406
Consumer mortgages	1,937,378	10,415	644	11,059	21,756	1,970,193
Credit cards	229,613	1,470	1,471	2,941	—	232,554
Other retail loans	487,023	2,680	9	2,689	2,562	492,274
Total retail	4,301,497	19,886	2,294	22,180	40,750	4,364,427
Total loans	$22,545,515	60,638	3,214	63,852	178,167	22,787,534	(1)

	December 31, 2015
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,726,307	2,284	—	2,284	23,040	5,751,631
1-4 family properties	1,086,612	6,300	103	6,403	16,839	1,109,854
Land acquisition	495,542	639	32	671	17,768	513,981
Total commercial real estate	7,308,461	9,223	135	9,358	57,647	7,375,466
Commercial, financial and agricultural	6,410,338	12,222	785	13,007	49,137	6,472,482
Owner-occupied	4,293,308	5,254	95	5,349	20,293	4,318,950
Total commercial and industrial	10,703,646	17,476	880	18,356	69,430	10,791,432
Home equity lines	1,667,552	5,882	—	5,882	16,480	1,689,914
Consumer mortgages	1,907,644	8,657	134	8,791	22,248	1,938,683
Credit cards	237,742	1,663	1,446	3,109	—	240,851
Other retail loans	418,337	2,390	26	2,416	2,565	423,318
Total retail	4,231,275	18,592	1,606	20,198	41,293	4,292,766
Total loans	$22,243,382	45,291	2,621	47,912	168,370	22,459,664	(2)

(1) Total before net deferred fees and costs of $29.3 million.
(2) Total before net deferred fees and costs of $30.1 million.

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

Loan Portfolio Credit Exposure by Risk Grade
	March 31, 2016
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$5,810,969	104,404	71,871	—	—		5,987,244
1-4 family properties	1,011,558	56,557	59,284	7,193	—		1,134,592
Land acquisition	397,821	44,868	26,857	336	—		469,882
Total commercial real estate	7,220,348	205,829	158,012	7,529	—		7,591,718
Commercial, financial and agricultural	6,301,436	131,577	107,164	18,155	839	(3)	6,559,171
Owner-occupied	4,083,220	72,771	114,341	1,427	459	(3)	4,272,218
Total commercial and industrial	10,384,656	204,348	221,505	19,582	1,298		10,831,389
Home equity lines	1,645,741	—	20,906	1,109	1,650	(3)	1,669,406
Consumer mortgages	1,941,082	—	27,167	1,697	247	(3)	1,970,193
Credit cards	231,083	—	603	—	868	(4)	232,554
Other retail loans	487,912	—	4,278	—	84	(3)	492,274
Total retail	4,305,818	—	52,954	2,806	2,849		4,364,427
Total loans	21,910,822	410,177	432,471	29,917	4,147		22,787,534	(5)

	December 31, 2015
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$5,560,595	114,705	76,331	—	—		5,751,631
1-4 family properties	976,601	64,325	61,726	7,202	—		1,109,854
Land acquisition	436,835	46,208	30,574	364	—		513,981
Total commercial real estate	6,974,031	225,238	168,631	7,566	—		7,375,466
Commercial, financial and agricultural	6,203,481	152,189	100,658	13,330	2,824	(3)	6,472,482
Owner-occupied	4,118,631	78,490	121,272	98	459	(3)	4,318,950
Total commercial and industrial	10,322,112	230,679	221,930	13,428	3,283		10,791,432
Home equity lines	1,666,586	—	20,456	1,206	1,666	(3)	1,689,914
Consumer mortgages	1,910,649	—	26,041	1,700	293	(3)	1,938,683
Credit cards	239,405	—	480	—	966	(4)	240,851
Other retail loans	418,929	—	4,315	—	74	(3)	423,318
Total retail	4,235,569	—	51,292	2,906	2,999		4,292,766
Total loans	21,531,712	455,917	441,853	23,900	6,282		22,459,664	(6)

(1) Includes $288.4 million and $303.7 million of Substandard accruing loans at March 31, 2016 and December 31, 2015, respectively.
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
(5) Total before net deferred fees and costs of $29.3 million.
(6) Total before net deferred fees and costs of $30.1 million.

The following table details the changes in the allowance for loan losses by loan segment for the three months ended March 31, 2016 and 2015.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Three Months Ended March 31, 2016
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Total
Allowance for loan losses:
Beginning balance	$87,133	122,989	42,374	252,496
Charge-offs	(1,822)	(5,525)	(3,968)	(11,315)
Recoveries	1,293	1,264	1,401	3,958
Provision for loan losses	(2,047)	6,150	5,274	9,377
Ending balance(1)	$84,557	124,878	45,081	254,516
Ending balance: individually evaluated for impairment	17,603	14,033	1,337	32,973
Ending balance: collectively evaluated for impairment	$66,954	110,845	43,744	221,543
Loans:
Ending balance: total loans(1)(2)	$7,591,718	10,831,389	4,364,427	22,787,534
Ending balance: individually evaluated for impairment	136,826	123,557	37,402	297,785
Ending balance: collectively evaluated for impairment	$7,454,892	10,707,832	4,327,025	22,489,749

	As Of and For The Three Months Ended March 31, 2015
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Total
Allowance for loan losses:
Beginning balance	$101,471	118,110	41,736	261,317
Charge-offs	(7,440)	(5,272)	(7,912)	(20,624)
Recoveries	3,941	2,266	2,074	8,281
Provision for loan losses	(3,764)	2,702	5,459	4,397
Ending balance(1)	$94,208	$117,806	$41,357	$253,371
Ending balance: individually evaluated for impairment	18,558	9,411	1,037	29,006
Ending balance: collectively evaluated for impairment	$75,650	108,395	40,320	224,365
Loans:
Ending balance: total loans(1)(3)	6,898,159	10,316,689	3,920,733	21,135,581
Ending balance: individually evaluated for impairment	237,167	130,197	41,321	408,685
Ending balance: collectively evaluated for impairment	$6,660,992	10,186,492	3,879,412	20,726,896

(1) As of and for the three months ended March 31, 2016 and 2015, there were no purchased credit-impaired loans and no allowance for loan losses for purchased credit-impaired loans.
(2) Total before net deferred fees and costs of $29.3 million.
(3) Total before net deferred fees and costs of $29.4 million.

The tables below summarize impaired loans (including accruing TDRs) as of March 31, 2016 and December 31, 2015.

Impaired Loans (including accruing TDRs)
	March 31, 2016			Three Months Ended March 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$8,557	11,192	—	9,359	—
1-4 family properties	1,504	5,525	—	1,505	—
Land acquisition	3,991	10,554	—	6,005	—
Total commercial real estate	14,052	27,271	—	16,869	—
Commercial, financial and agricultural	6,185	8,585	—	5,715	—
Owner-occupied	9,492	11,033	—	8,570	—
Total commercial and industrial	15,677	19,618	—	14,285	—
Home equity lines	1,044	1,044	—	1,035	—
Consumer mortgages	814	2,065	—	814	—
Credit cards	—	—	—	—	—
Other retail loans	—	—	—	—	—
Total retail	1,858	3,109	—	1,849	—
Total impaired loans with no related allowance recorded	$31,587	49,998	—	33,003	—
With allowance recorded
Investment properties	$53,449	53,475	9,158	58,015	656
1-4 family properties	49,048	49,048	5,899	49,434	117
Land acquisition	20,277	23,094	2,546	23,088	128
Total commercial real estate	122,774	125,617	17,603	130,537	901
Commercial, financial and agricultural	58,312	61,865	12,399	49,547	189
Owner-occupied	49,568	49,760	1,634	49,404	444
Total commercial and industrial	107,880	111,625	14,033	98,951	633
Home equity lines	9,772	9,772	165	9,618	116
Consumer mortgages	21,224	21,224	1,029	21,821	262
Credit cards	—	—	—	—	—
Other retail loans	4,548	4,548	143	4,679	72
Total retail	35,544	35,544	1,337	36,118	450
Total impaired loans with allowance recorded	$266,198	272,786	32,973	265,606	1,984
Total impaired loans
Investment properties	$62,006	64,667	9,158	67,374	656
1-4 family properties	50,552	54,573	5,899	50,939	117
Land acquisition	24,268	33,648	2,546	29,093	128
Total commercial real estate	136,826	152,888	17,603	147,406	901
Commercial, financial and agricultural	64,497	70,450	12,399	55,262	189
Owner-occupied	59,060	60,793	1,634	57,974	444
Total commercial and industrial	123,557	131,243	14,033	113,236	633
Home equity lines	10,816	10,816	165	10,653	116
Consumer mortgages	22,038	23,289	1,029	22,635	262
Credit cards	—	—	—	—	—
Other retail loans	4,548	4,548	143	4,679	72
Total retail	37,402	38,653	1,337	37,967	450
Total impaired loans	$297,785	322,784	32,973	298,609	1,984

Impaired Loans (including accruing TDRs)
	December 31, 2015			Year Ended December 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$10,051	12,946	—	11,625	—
1-4 family properties	1,507	5,526	—	2,546	—
Land acquisition	8,551	39,053	—	13,897	—
Total commercial real estate	20,109	57,525	—	28,068	—
Commercial, financial and agricultural	4,393	7,606	—	5,737	—
Owner-occupied	8,762	11,210	—	14,657	—
Total commercial and industrial	13,155	18,816	—	20,394	—
Home equity lines	1,030	1,030	—	573	—
Consumer mortgages	814	941	—	995	—
Credit cards	—	—	—	—	—
Other retail loans	—	—	—	—	—
Total retail	1,844	1,971	—	1,568	—
Total impaired loans with no related allowance recorded	$35,108	78,312	—	50,030	—
With allowance recorded
Investment properties	$62,305	62,305	10,070	73,211	2,131
1-4 family properties	51,376	51,376	6,184	61,690	1,618
Land acquisition	24,168	24,738	2,715	34,793	936
Total commercial real estate	137,849	138,419	18,969	169,694	4,685
Commercial, financial and agricultural	42,914	44,374	8,339	43,740	1,125
Owner-occupied	49,530	49,688	2,138	55,323	1,814
Total commercial and industrial	92,444	94,062	10,477	99,063	2,939
Home equity lines	9,575	9,575	206	8,318	346
Consumer mortgages	22,173	23,297	651	26,044	1,229
Credit cards	—	—	—	—	—
Other retail loans	4,651	4,651	132	5,105	323
Total retail	36,399	37,523	989	39,467	1,898
Total impaired loans with allowance recorded	$266,692	270,004	30,435	308,224	9,522
Total impaired loans
Investment properties	$72,356	75,251	10,070	84,836	2,131
1-4 family properties	52,883	56,902	6,184	64,236	1,618
Land acquisition	32,719	63,791	2,715	48,690	936
Total commercial real estate	157,958	195,944	18,969	197,762	4,685
Commercial, financial and agricultural	47,307	51,980	8,339	49,477	1,125
Owner-occupied	58,292	60,898	2,138	69,980	1,814
Total commercial and industrial	105,599	112,878	10,477	119,457	2,939
Home equity lines	10,605	10,605	206	8,891	346
Consumer mortgages	22,987	24,238	651	27,039	1,229
Credit cards	—	—	—	—	—
Other retail loans	4,651	4,651	132	5,105	323
Total retail	38,243	39,494	989	41,035	1,898
Total impaired loans	$301,800	348,316	30,435	358,254	9,522

The average recorded investment in impaired loans was $427.4 million for the three months ended March 31, 2015. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the three months ended March 31, 2015. Interest income recognized for accruing TDRs was $2.6 million for the three months ended March 31, 2015. At March 31, 2016 and December 31, 2015, all impaired loans other than $209.2 million and $223.9 million, respectively, of accruing TDRs, were on non-accrual status.
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

The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the three months ended March 31, 2016 and 2015 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Three Months Ended March 31, 2016
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	2	$—	437	148	585
1-4 family properties	7	—	395	840	1,235
Land acquisition	6	—	—	535	535
Total commercial real estate	15	—	832	1,523	2,355
Commercial, financial and agricultural	30	—	12,014	3,387	15,401
Owner-occupied	4	—	1,535	448	1,983
Total commercial and industrial	34	—	13,549	3,835	17,384
Home equity lines	2	—	196	—	196
Consumer mortgages	3	—	154	—	154
Credit cards	—	—	—	—	—
Other retail loans	7	—	230	85	315
Total retail	12	—	580	85	665
Total TDRs	61	$—	14,961	5,443	20,404	(1)

(1) No net charge-offs were recorded during the three months ended March 31, 2016 upon restructuring of these loans.

TDRs by Concession Type
	Three Months Ended March 31, 2015
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	3	$—	16,932	3,604	20,536
1-4 family properties	13	14,823	2,856	150	17,829
Land acquisition	3	—	255	708	963
Total commercial real estate	19	14,823	20,043	4,462	39,328
Commercial, financial and agricultural	25	—	1,015	1,890	2,905
Owner-occupied	2	—	1,739	—	1,739
Total commercial and industrial	27	—	2,754	1,890	4,644
Home equity lines	11	—	975	135	1,110
Consumer mortgages	11	—	245	786	1,031
Credit cards	—	—	—	—	—
Other retail loans	6	—	257	64	321
Total retail	28	—	1,477	985	2,462
Total TDRs	74	$14,823	24,274	7,337	46,434	(2)

(2) Net charge-offs of $4.0 million were recorded during the three months ended March 31, 2015 upon restructuring of these loans.

For the three months ended March 31, 2016, there were no defaults on accruing TDRs restructured during the previous twelve months (defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments) compared to two defaults with a recorded investment of $115 thousand for the three months ended March 31, 2015.
If, at the time a loan was designated as a TDR, the loan was not already impaired, the measurement of impairment that resulted from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At March 31, 2016, the allowance for loan losses allocated to accruing TDRs totaling $209.2 million was $12.2 million compared to accruing TDRs of $223.9 million with an allocated allowance for loan losses of $12.6 million at December 31, 2015. Non-accrual, non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs, are individually measured for the amount of impairment, if any, both before and after the TDR designation.

Note 6 - Other Comprehensive Income (Loss)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2016 and 2015.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance at December 31, 2015	$(12,504)	(18,222)	907	(29,819)
Other comprehensive income before reclassifications	—	29,010	—	29,010
Amounts reclassified from accumulated other comprehensive income (loss)	168	(41)	(58)	69
Net current period other comprehensive income	168	28,969	(58)	29,079
Balance as of March 31, 2016	$(12,336)	10,747	849	(740)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance at December 31, 2014	$(12,824)	(713)	932	(12,605)
Other comprehensive income before reclassifications	—	9,355	—	9,355
Amounts reclassified from accumulated other comprehensive income (loss)	69	(444)	(26)	(401)
Net current period other comprehensive income	69	8,911	(26)	8,954
Balance as of March 31, 2015	$(12,755)	$8,198	$906	$(3,651)

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). During the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative financial instruments, equity securities, and debt securities as a single portfolio. As of March 31, 2016, the balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to a previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	For the Three Months Ended March 31,
	2016	2015
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(76)	(112)	Interest expense
Amortization of deferred losses	(197)	—	Loss on early extinguishment of debt
	105	43	Income tax (expense) benefit
	$(168)	(69)	Reclassifications, net of income taxes

Net unrealized gains on investment securities available for sale:
Realized gain on sale of securities	$67	725	Investment securities gains, net
	(26)	(281)	Income tax (expense) benefit
	$41	444	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$94	42	Salaries and other personnel expense
	(36)	(16)	Income tax (expense) benefit
	$58	26	Reclassifications, net of income taxes

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

See Note 14 "Fair Value Accounting" to the consolidated financial statements of Synovus' 2015 Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments. Transfers betweens levels during the three months ended March 31, 2016 and year ended December 31, 2015 were inconsequential.

	March 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	—	2,727	—	2,727
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	395	—	395
State and municipal securities	—	1,481	—	1,481
Other investments	15	183	—	198
Total trading securities	$15	4,786	—	4,801
Mortgage loans held for sale	—	62,867	—	62,867
Investment securities available for sale:
U.S. Treasury securities	43,706	—	—	43,706
U.S. Government agency securities	—	13,550	—	13,550
Securities issued by U.S. Government sponsored enterprises	—	126,602	—	126,602
Mortgage-backed securities issued by U.S. Government agencies	—	193,896	—	193,896
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,622,134	—	2,622,134
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	550,055	—	550,055
State and municipal securities	—	4,039	—	4,039
Equity securities	8,204	—	—	8,204
Other investments(1)	3,134	15,286	1,638	20,058
Total investment securities available for sale	$55,044	3,525,562	1,638	3,582,244
Private equity investments	—	750	26,757	27,507
Mutual funds held in rabbi trusts	11,035	—	—	11,035
Derivative assets:
Interest rate contracts	—	33,788	—	33,788
Mortgage derivatives(2)	—	2,170	—	2,170
Total derivative assets	$—	35,958	—	35,958
Liabilities
Trading account liabilities	—	1,573	—	1,573
Derivative liabilities:
Interest rate contracts	—	34,232	—	34,232
Mortgage derivatives(2)	—	762	—	762
Visa derivative	—	—	1,415	1,415
Total derivative liabilities	$—	34,994	1,415	36,409

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	—	2,922	—	2,922
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	1,078	—	1,078
State and municipal securities	—	1,097	—	1,097
Total trading securities	$—	5,097	—	5,097
Mortgage loans held for sale	—	59,275	—	59,275
Investment securities available for sale:
U.S. Treasury securities	43,357	—	—	43,357
U.S. Government agency securities	—	13,623	—	13,623
Securities issued by U.S. Government sponsored enterprises	—	126,909	—	126,909
Mortgage-backed securities issued by U.S. Government agencies	—	210,004	—	210,004
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,630,419	—	2,630,419
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	529,597	—	529,597
State and municipal securities	—	4,434	—	4,434
Equity securities	9,672	—	—	9,672
Other investments(1)	3,073	14,985	1,745	19,803
Total investment securities available for sale	$56,102	3,529,971	1,745	3,587,818
Private equity investments	—	870	27,148	28,018
Mutual funds held in rabbi trusts	10,664	—	—	10,664
Derivative assets:
Interest rate contracts	—	25,580	—	25,580
Mortgage derivatives(2)	—	1,559	—	1,559
Total derivative assets	$—	27,139	—	27,139

Liabilities
Trading account liabilities	—	1,032	—	1,032
Derivative liabilities:
Interest rate contracts	—	26,030	—	26,030
Visa derivative	—	—	1,415	1,415
Total derivative liabilities	$—	26,030	1,415	27,445

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

Changes in Fair Value Included in Net Income
	For the Three Months Ended March 31,
(in thousands)	2016	2015
Mortgage loans held for sale	$971	410

Mortgage Loans Held for Sale
(in thousands)	As of March 31, 2016	As of December 31, 2015
Fair value	$62,867	59,275
Unpaid principal balance	60,798	58,177
Fair value less aggregate unpaid principal balance	2,069	1,098

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the three months ended March 31, 2016 and 2015 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During the three months ended March 31, 2016 and 2015, Synovus did not have any transfers between levels in the fair value hierarchy.

	Three Months Ended March 31,
	2016			2015
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative
Beginning balance, January 1,	$1,745	27,148	(1,415)	1,645	27,367	(1,401)
Total gains (losses) realized/unrealized:
Included in earnings	—	(391)	(360)	—	(286)	(375)
Unrealized gains (losses) included in other comprehensive income	(107)	—	—	9	—	—
Settlements	—	—	360	—	—	351
Ending balance, March 31,	$1,638	26,757	(1,415)	1,654	27,081	(1,425)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31,	$—	(391)	(360)	—	(286)	(375)

The table below provides an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure financial instruments that are classified within Level 3 of the valuation hierarchy and are measured at fair value on a recurring basis. The range of sensitivities that management utilized in its fair value calculations is deemed acceptable in the industry with respect to the identified financial instruments.

			March 31, 2016	December 31, 2015
	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)	Range (Weighted Average)(1)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale:
Other Investments:

Trust preferred securities	Discounted cash flow analysis	Credit spread embedded in discount rate	475-575 bps (524 bps)	427-527 bps (477 bps)

		Discount for lack of marketability(2)	0%-10% (0%)	0%-10% (0%)

Private equity investments	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies
			N/A	N/A

Visa derivative liability	Internal valuation	Estimated future cumulative deposits to the litigation escrow for settlement of the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty	N/A	N/A

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

	March 31, 2016				December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Impaired loans*	$—	—	$4,452	4,452	—	—	11,264	11,264
Other loans held for sale	—	—	—	—	—	—	425	425
Other real estate	—	—	11,910	11,910	—	—	23,519	23,519
Other assets held for sale	—	—	1,200	1,200	—	—	3,425	3,425

The following table presents fair value adjustments recognized in earnings for the three months ended March 31, 2016 and 2015 for the assets measured at fair value on a non-recurring basis.

	Three Months Ended March 31,
(in thousands)	2016	2015
Impaired loans*	$1,270	1,045
Other real estate	1,643	6,681
Other assets held for sale	1,032	—

* Impaired loans that are collateral-dependent.

The table below provides an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure financial instruments that are classified within Level 3 of the valuation hierarchy and are measured at fair value on a non-recurring basis. The range of sensitivities that management utilized in its fair value calculations is deemed acceptable in the industry with respect to the identified financial instruments.

			March 31, 2016	December 31, 2015
	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis

Collateral dependent impaired loans	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0% - 83% (29%) 0% - 10% (7%)	0%-100% (51%) 0%-10% (7%)

Other loans held for sale	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs		0%-11% (7%) 0%-10% (7%)

Other real estate	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0% - 10% (7%) 0% - 10% (7%)	0%-20% (7%) 0%-10% (7%)

Other assets held for sale	Third-party appraised value of collateral less estimated selling costs or BOV	Discount to appraised value (2) Estimated selling costs	0%-100% (85%) 0%-10% (7%)	0%-75% (42%) 0%-10% (7%)

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

Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at March 31, 2016 and December 31, 2015. The fair value represents management’s best estimates based on a range of methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans, interest bearing deposits (including brokered deposits), and long-term debt, the fair value amounts should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately.

The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	352,060	352,060	352,060	—	—
Interest bearing funds with Federal Reserve Bank	908,527	908,527	908,527	—	—
Interest earning deposits with banks	21,686	21,686	21,686	—	—
Federal funds sold and securities purchased under resale agreements	76,300	76,300	76,300	—	—
Trading account assets	4,801	4,801	15	4,786	—
Mortgage loans held for sale	62,867	62,867	—	62,867	—
Investment securities available for sale	3,582,244	3,582,244	55,044	3,525,562	1,638
Private equity investments	27,507	27,507	—	750	26,757
Mutual funds held in rabbi trusts	11,035	11,035	11,035	—	—
Loans, net of deferred fees and costs	22,758,203	22,480,492	—	—	22,480,492
Derivative assets	35,958	35,958	—	35,958	—
Financial liabilities
Trading account liabilities	1,573	1,573	—	1,573	—
Non-interest bearing deposits	6,896,547	6,896,547	—	6,896,547	—
Interest bearing deposits	16,553,381	16,559,165	—	16,559,165	—
Federal funds purchased and securities sold under repurchase agreements	203,979	203,979	203,979	—	—
Long-term debt	2,360,865	2,458,126	—	2,458,126	—
Derivative liabilities	36,409	36,409	—	34,994	1,415

	December 31, 2015
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$367,092	367,092	367,092	—	—
Interest bearing funds with Federal Reserve Bank	829,887	829,887	829,887	—	—
Interest earning deposits with banks	17,387	17,387	17,387	—	—
Federal funds sold and securities purchased under resale agreements	69,819	69,819	69,819	—	—
Trading account assets	5,097	5,097		5,097	—
Mortgage loans held for sale	59,275	59,275		59,275	—
Other loans held for sale	425	425	—	—	425
Investment securities available for sale	3,587,818	3,587,818	56,102	3,529,971	1,745
Private equity investments	28,018	28,018	—	870	27,148
Mutual funds held in rabbi trusts	10,664	10,664	10,664	—	—
Loans, net of deferred fees and costs	22,429,565	22,192,903	—	—	22,192,903
Derivative assets	27,139	27,139	—	27,139	—

Financial liabilities
Trading account liabilities	1,032	1,032	—	1,032	—
Non-interest bearing deposits	6,732,970	6,732,970	—	6,732,970	—
Interest bearing deposits	16,509,691	16,516,222	—	16,516,222	—
Federal funds purchased and securities sold under repurchase agreements	177,025	177,025	177,025	—	—
Long-term debt	2,186,893	2,244,376	—	2,244,376	—
Derivative liabilities	$27,445	27,445	—	26,030	1,415

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
Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of March 31, 2016 and December 31, 2015, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.
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
Cash Flow Hedges
As of March 31, 2016, there were no cash flow hedges outstanding. Synovus did not terminate any cash flow hedges during 2016 or 2015. The remaining unamortized deferred net loss balance of all previously terminated cash flow hedges at March 31, 2016 and December 31, 2015 was $(324) thousand and $(597) thousand, respectively. Synovus expects to reclassify from accumulated other comprehensive income (loss) $259 thousand to interest expense during the next twelve months as amortization of deferred losses from prior period cash flow hedge terminations is recognized. Additionally, Synovus recognized $197 thousand of the deferred loss balance to loss on early extinguishment of debt during the first quarter of 2016.
Fair Value Hedges
As of March 31, 2016, there were no fair value hedges outstanding. Synovus did not terminate any fair value hedges during 2016 or 2015. The remaining unamortized deferred gain balance on all previously terminated fair value hedges at March 31, 2016 and December 31, 2015 was $2.2 million and $4.0 million, respectively. Synovus expects to reclassify from hedge-related basis adjustment, a component of long-term debt, $1.8 million of the deferred gain balance on previously terminated fair value hedges as a reduction to interest expense during the next twelve months as amortization of deferred gains is recorded. Additionally, Synovus recorded $1.3 million of the unamortized deferred gain balance to loss on early extinguishment of debt during the first quarter of 2016.
Customer Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' consolidated balance sheet. Fair value changes are recorded in non-interest income in Synovus' consolidated statements of income. As of March 31, 2016, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.27 billion, a decrease of $10.2 million compared to December 31, 2015.
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative contract was $1.4 million at both March 31, 2016 and December 31, 2015. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract.
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
At March 31, 2016 and December 31, 2015, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $99.2 million and $88.8 million, respectively. The fair value of these commitments resulted in a gain of $782 thousand and $1.1 million for the three months ended March 31, 2016 and 2015, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At March 31, 2016 and December 31, 2015, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $117.0 million and $95.0 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. The fair value of outstanding commitments to sell mortgage loans resulted in a loss of $933 thousand and a gain of $5 thousand for the three months ended March 31, 2016 and 2015, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
Collateral Contingencies
Certain derivative instruments contain provisions that require Synovus to maintain an investment grade credit rating from each of the major credit rating agencies. When Synovus’ credit rating falls below investment grade, these provisions allow the counterparties of the derivative instrument to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. As Synovus’ current rating is below investment grade, Synovus is required to post collateral, as required by each agreement, against these positions. Additionally, as of June 10, 2013, the CCC became mandatory for certain trades as required under the Dodd-Frank Act. These derivative transactions also carry collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As trades are migrated to the CCC, dealer counterparty exposure will be reduced, and higher notional amounts of Synovus' derivative instruments will be housed at the CCC, a highly regulated and well-capitalized entity. As of March 31, 2016, collateral totaling $74.0 million, consisting of Federal funds sold, was pledged to the derivative counterparties, including $21.7 million with the CCC, to comply with collateral requirements.

The impact of derivative instruments on the consolidated balance sheets at March 31, 2016 and December 31, 2015 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
(in thousands)	Location on Consolidated Balance Sheet	March 31, 2016	December 31, 2015	Location on Consolidated Balance Sheet	March 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$33,788	25,580	Other liabilities	34,232	26,030
Mortgage derivatives	Other assets	2,170	1,559	Other liabilities	762	—
Visa derivative		—	—	Other liabilities	1,415	1,415
Total derivatives not designated as hedging instruments		$35,958	27,139		36,409	27,445

The pre-tax effect of fair value hedges on the consolidated statements of income for the three months ended March 31, 2016 and 2015 is presented below.

		Gain (Loss) Recognized in Income
(in thousands)		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income	2016	2015
Interest rate contracts(1)	Other non-interest income	$6	(179)
Mortgage derivatives(2)	Mortgage banking income	(151)	1,102
Total		$(145)	923

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third-party investors.
During the three months ended March 31, 2016 and 2015, Synovus reclassified $515 thousand and $774 thousand, respectively, from hedge-related basis adjustment, a component of long-term debt, as a reduction to interest expense. Additionally, during the three months ended March 31, 2016, Synovus reclassified $1.3 million from hedge-related basis adjustment, as a reduction to loss on early extinguishment of debt. These deferred gains relate to hedging relationships that have been previously terminated and are reclassified into earnings over the remaining life of the hedged items.

Note 9 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Basic Net Income Per Common Share:
Net income available to common shareholders	$49,972	$51,404
Weighted average common shares outstanding	127,227	134,933
Net income per common share, basic	0.39	0.38
Diluted Net Income Per Common Share:
Net income available to common shareholders	$49,972	$51,404
Weighted average common shares outstanding	127,227	134,933
Potentially dilutive shares from outstanding equity-based awards	630	811
Weighted average diluted common shares	127,857	135,744
Net income per common share, diluted	0.39	0.38

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
As of March 31, 2016 and 2015, there were 2.5 million and 3.1 million, respectively, potentially dilutive shares related to common stock options and Warrants to purchase shares of common stock that were outstanding during 2016 and 2015, but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.

Note 10 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At March 31, 2016, Synovus had a total of 6.2 million shares of its authorized but unissued common stock reserved for future grants under the 2013 Omnibus Plan. The 2013 Omnibus Plan authorizes 8.6 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units, and performance share units) count as two share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. The Plan permits grants of share-based compensation including stock options, restricted share units, market restricted share units, and performance share units. The grants generally include vesting periods ranging from three to five years and contractual terms of ten years. Stock options are granted at exercise prices which equal the fair value of a share of common stock on the grant-date. Market restricted share units and performance share units are granted at target and are compared annually to required market and performance metrics to determine final units vested and compensation expense. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units, market restricted share units, and performance share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
Share-based Compensation Expense
Total share-based compensation expense was $3.3 million for the three months ended March 31, 2016, and $3.2 million for the three months ended March 31, 2015.
Stock Options
No stock option grants were made during the three months ended March 31, 2016 or March 31, 2015. At March 31, 2016, there were 1.6 million outstanding options to purchase shares of common stock with a weighted average exercise price of $33.13 per share.
Restricted Share Units, Performance Share Units, and Market Restricted Share Units
During the three months ended March 31, 2016, Synovus awarded 320 thousand restricted share units that have a service-based vesting period of three years and awarded 84 thousand performance share units that vest upon service and performance conditions. Synovus also granted 84 thousand market restricted share units during the three months ended March 31, 2016. The weighted average grant-date fair value of the awarded restricted share units, performance share units and market restricted share units was $26.01 per share. Market restricted share units and performance share units are granted at target and are compared annually to required market and performance metrics. The performance share units vest upon meeting certain service and performance conditions. Return on average assets (ROAA) performance is evaluated each year over a three-year performance period, with share distribution determined at the end of the three years. The number of performance share units that will ultimately vest ranges from 0% to 150% of target based on Synovus' three-year weighted average ROAA (as defined). The market restricted share units have a three-year service-based vesting component as well as a total shareholder return multiplier. The number of market restricted share units that will ultimately vest ranges from 75% to 125% of target based on Synovus' total shareholder return. At March 31, 2016, including dividend equivalents granted, there were 1.3 million restricted share units, performance share units and market restricted share units outstanding with a weighted average grant-date fair value of $25.29 per share.
Note 11 - Commitments and Contingencies
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

Unfunded lending commitments and letters of credit at March 31, 2016 and December 31, 2015 are presented below.

(in thousands)	March 31, 2016	December 31, 2015
Letters of credit*	$191,766	166,936
Commitments to fund commercial real estate, construction, and land development loans	1,852,670	1,882,130
Unused credit card lines	1,057,833	1,055,181
Commitments under home equity lines of credit	1,073,028	1,051,386
Commitments to fund commercial and industrial loans	4,168,486	4,094,809
Other loan commitments	294,357	284,706
Total unfunded lending commitments and letters of credit	$8,638,140	8,535,148

* Represents the contractual amount net of risk participations of $63 million and $66 million at March 31, 2016 and December 31, 2015, respectively.
Note 12 - Legal Proceedings
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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of March 31, 2016 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
In addition, where Synovus determines that there is a reasonable possibility of a loss in respect of legal matters, including those legal matters described below, Synovus considers whether it is able to estimate the total reasonably possible loss or range of loss. An event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely." An event is "remote" if "the chance of the future event occurring is more than slight but less than reasonably possible." In many situations, Synovus may be unable to estimate reasonably possible losses due to the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. For those legal matters where Synovus is able to estimate a range of reasonably possible losses, management currently estimates the aggregate range from our pending and threatened litigation, including, without limitation, the matters described below, is from zero to $12 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be higher. As there are further developments in these legal matters, Synovus will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations for any particular period.
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

(6)
changes in the interest rate environment, including changes to the federal funds rate, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

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

(16)
changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results;

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

(26)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(27)
other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part I - Item 1A.- Risk Factors" of Synovus' 2015 Form 10-K.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I-Item 1A. Risk Factors” and other information contained in Synovus' 2015 Form 10-K and our other periodic filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, that we file from time to time with the SEC. All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. You should not place undue reliance on any forward-looking statements since those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking information and statements, whether written or oral, to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.
INTRODUCTION AND CORPORATE PROFILE
Synovus Financial Corp. is a financial services company and a registered bank holding company headquartered in Columbus, Georgia. Through our wholly-owned subsidiary, Synovus Bank, member FDIC, the company provides commercial and retail banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, and international banking. Synovus also provides mortgage services, financial planning, and investment advisory services through its wholly-owned subsidiaries, Synovus Mortgage, Synovus Trust, and Synovus Securities, as well as its GLOBALT and Creative Financial Group divisions.
Synovus Bank's 28 locally-branded bank divisions are positioned in some of the best markets in the Southeast, with 257 branches and 335 ATMs in Georgia, Alabama, South Carolina, Florida, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three months ended March 31, 2016 and 2015 and financial condition as of March 31, 2016 and December 31, 2015. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2015 Form 10-K.
Management's Discussion and Analysis of Financial Condition and Results of Operations consists of:
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

•    Additional Disclosures - Comments on additional important matters including critical accounting policies and non-GAAP financial measures used within this Report.
A reading of each section is important to understand fully the nature of our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS
Consolidated Financial Highlights

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2016	2015	Change
Net interest income	$218,193	203,263	7.3%
Provision for loan losses	9,377	4,397	113.3
Non-interest income	63,147	65,854	(4.1)
Adjusted non-interest income(1)	63,080	65,129	(3.1)
Non-interest expense	188,233	178,908	5.2
Adjusted non-interest expense(1)	179,298	178,640	0.4
Income before income taxes	83,730	85,812	(2.4)
Net income	52,531	53,963	(2.7)
Net income available to common shareholders	49,972	51,404	(2.8)
Net income per common share, basic	0.39	0.38	3.1
Net income per common share, diluted	0.39	0.38	3.2
Net interest margin	3.27%	3.28	(1) bp
Net charge-off ratio (annualized)	0.13	0.23	(10) bps

	March 31, 2016	December 31, 2015	Sequential Quarter Change	March 31, 2015	Year-Over-Year Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$22,758,203	22,429,565	328,638	$21,106,213	1,651,990
Total deposits	23,449,928	23,242,661	207,267	22,107,849	1,342,079
Total average deposits	23,210,263	23,244,256	(33,993)	21,615,049	1,595,214
Average core deposits(1)	22,115,024	22,059,163	55,861	20,020,227	2,094,797
Average core deposits excluding average state, county, and municipal (SCM) deposits(1)	19,674,275	19,755,885	(81,610)	17,796,034	1,878,241

Non-performing assets ratio	0.95%	0.96	(1) bp	1.28%	(33) bps
Non-performing loans ratio	0.78	0.75	3 bps	0.92	(14) bps
Past due loans over 90 days	0.01	0.01	—	0.02	(1) bp

Tier 1 capital	$2,609,191	2,660,016	(50,825)	$2,592,618	16,573
Common equity Tier 1 capital (transitional)	2,609,191	2,660,016	(50,825)	2,592,618	16,573
Total risk-based capital	3,183,901	3,255,758	(71,857)	3,039,552	144,349
Tier 1 capital ratio	10.04%	10.37	(33) bps	10.80%	(76) bps
Common equity Tier 1 capital ratio (transitional)	10.04	10.37	(33) bps	10.80	(76) bps
Total risk-based capital ratio	12.25	12.70	(45) bps	12.66	(41) bps
Total shareholders’ equity to total assets ratio	10.12	10.42	(30) bps	10.97	(85) bps
Tangible common equity to tangible assets ratio(1)	9.62	9.90	(28) bps	10.43	(81) bps

(1) See reconciliation of “Non-GAAP Financial Measures” in this Report.

Results for the Three Months Ended March 31, 2016
For the three months ended March 31, 2016, net income available to common shareholders was $50.0 million, or $0.39 per diluted common share, compared to net income available to common shareholders of $51.4 million, or $0.38 per diluted common share, for the three months ended March 31, 2015. Adjusted net income available to common shareholders for the three months ended March 31, 2016 was $55.4 million or $0.43 per diluted common share (excluding the after-tax impact of loss on early extinguishment of debt, litigation contingency/settlement expenses, and restructuring charges). See reconciliation of "Non-GAAP Financial Measures" in this Report.
Credit quality metrics remained favorable during the first quarter of 2016. ORE balances declined $8.6 million during the first quarter of 2016 to $38.5 million at March 31, 2016. Total non-performing assets were $216.6 million at March 31, 2016, up slightly by $1.2 million, or 0.6%, from the previous quarter, and down $53.5 million, or 19.8%, from a year ago. The NPA ratio declined 1 basis point and was 0.95% at March 31, 2016 compared to 0.96% at December 31, 2015 and 1.28% at March 31, 2015. Net charge-offs for the three months ended March 31, 2016 totaled $7.4 million, or 0.13% of average loans annualized, compared to net charge-offs of $3.4 million, or 0.06% of average loans annualized for the three months ended December 31, 2015 and net charge-offs of $12.3 million, or 0.23% of average loans annualized, for the first quarter of 2015. Provision expense was $9.4 million compared to provision expense of $5.0 million in the prior quarter and $4.4 million during the first quarter a year ago. The increase in provision expense from prior periods is primarily due to a lower level of recoveries.
Total revenues were $281.3 million for the three months ended March 31, 2016, up $12.9 million, or 4.8%, over the same time period in 2015. Net interest income was $218.2 million for the three months ended March 31, 2016, up $14.9 million, or 7.3%, compared to the three months ended March 31, 2015. The net interest margin was 3.27%, up 9 basis points from 3.18% the previous quarter and down 1 basis point from 3.28% the first quarter of 2015. The yield on earning assets was 3.73%, 10 basis points higher than the previous quarter and flat to one year ago. The effective cost of funds was up 1 basis point from the previous quarter and the first quarter of 2015 at 0.46%. The yield on loans was 4.15%, up 7 basis points from the prior quarter and down 4 basis points from the first quarter of 2015.
At March 31, 2016, total loans outstanding were $22.76 billion, a sequential quarter increase of $328.6 million, or 5.9% annualized, and a year-over-year increase of $1.65 billion, or 7.8%. Growth for the quarter, compared to the previous quarter, consisted of CRE loan growth of $216.3 million, or 11.8% annualized, C&I loan growth of $40.0 million, or 1.5% annualized, and retail loan growth of $71.7 million, or 6.7% annualized. Total average loans, net grew $464.1 million, or 8.5% annualized, from the previous quarter and $1.48 billion, or 7.1%, as compared to the first quarter of 2015.
At March 31, 2016, total deposits were $23.45 billion, up $207.3 million, or 3.6%, annualized compared to the previous quarter and up $1.34 billion, or 6.1%, compared to the first quarter of 2015. Total average deposits for the three months ended March 31, 2016 were $23.21 billion, down slightly by $34.0 million, or 0.6% annualized, from the previous quarter. Period-end core deposits excluding SCM deposits increased $238.2 million, or 4.9%, sequentially and $1.61 billion, or 8.8%, compared to the first quarter of 2015. Average core deposits excluding SCM deposits declined $81.6 million, or 1.7% annualized, from the previous quarter and and grew $1.88 billion or 10.6% over the first quarter of 2015. See reconciliation of "Non-GAAP Financial Measures" in this Report.
During January 2016, Synovus repurchased $124.7 million of its subordinated notes maturing in 2017 in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. Results for the three months ended March 31, 2016 included a $4.7 million pre-tax loss relating to the January tender offer.
Synovus continued to return capital to shareholders during the first quarter of 2016, acquiring an additional $110.9 million of common stock, under its $300 million common stock repurchase program announced during the fourth quarter of 2015. From inception of the existing $300 million repurchase program announced in October 2015 through May 4, 2016, Synovus has repurchased $165.3 million of common stock, reducing the total share count by 5.6 million. Additionally, during the three months ended March 31, 2016, Synovus declared common stock dividends totaling $0.12 per share, representing a 20% increase from the dividends declared during the same time period of 2015. Total shareholders' equity was $2.95 billion at March 31, 2016, compared to $3.00 billion at December 31, 2015, and $3.03 billion at March 31, 2015.
Changes in Financial Condition
During the three months ended March 31, 2016, total assets increased $378.6 million from $28.79 billion at December 31, 2015 to $29.17 billion. The principal component of this increase was an increase in loans, net of deferred fees and costs, of $328.6 million. An increase of $207.3 million in deposits and $174.0 million in long-term debt provided the funding source for the growth in loans.

Loans
The following table compares the composition of the loan portfolio at March 31, 2016, December 31, 2015, and March 31, 2015.

(dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2016 vs. December 31, 2015 % Change(1)	March 31, 2015	March 31, 2016 vs. March 31, 2015 % Change
Investment properties	$5,987,244	5,751,631	16.5%	$5,216,894	14.8%
1-4 family properties	1,134,592	1,109,854	9.0	1,111,616	2.1
Land acquisition	469,882	513,981	(34.5)	569,649	(17.5)
Total commercial real estate	7,591,718	7,375,466	11.8	6,898,159	10.1
Commercial, financial and agricultural	6,559,171	6,472,482	5.4	6,175,460	6.2
Owner-occupied	4,272,218	4,318,950	(4.4)	4,141,229	3.2
Total commercial and industrial	10,831,389	10,791,432	1.5	10,316,689	5.0
Home equity lines	1,669,406	1,689,914	(4.9)	1,672,038	(0.2)
Consumer mortgages	1,970,193	1,938,683	6.5	1,702,388	15.7
Credit cards	232,554	240,851	(13.9)	242,257	(4.0)
Other retail loans	492,274	423,318	65.5	304,050	61.9
Total retail	4,364,427	4,292,766	6.7	3,920,733	11.3
Total loans	22,787,534	22,459,664	5.9	21,135,581	7.8
Deferred fees and costs, net	(29,331)	(30,099)	(10.3)	(29,368)	(0.1)
Total loans, net of deferred fees and costs	$22,758,203	22,429,565	5.9%	$21,106,213	7.8%

(1) Percentage changes are annualized
At March 31, 2016, total loans were $22.76 billion, an increase of $328.6 million, or 5.9% annualized, and $1.65 billion or 7.8%, compared to December 31, 2015 and March 31, 2015, respectively, driven by growth in most categories across the loan portfolio. Annual percentage loan growth for 2016 is currently expected to be in the mid single-digits and relatively balanced across the entire loan portfolio.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at March 31, 2016 were $18.42 billion, or 80.9% of the total loan portfolio, compared to $18.17 billion, or 80.9%, at December 31, 2015 and $17.21 billion, or 81.5%, at March 31, 2015.
The Corporate Banking Group provides lending solutions to larger corporate clients and includes specialty units such as syndications, corporate real estate, senior housing, middle market, equipment finance and healthcare banking. These units partner with Synovus' local bankers to build relationships across the five-state footprint, as well as the southeastern and southwestern United States. To date, loan syndications consist primarily of loans where Synovus is participating in the credit facility (versus being the lead bank). Senior housing loans are typically extended to borrowers in the assisted living, independent living, or memory care facilities sectors. Synovus continues to develop its middle market lending program by enhancing its focus on this program and reallocating lending resources while sustaining momentum from investments made in other specialty lines such as healthcare banking. The Corporate Banking Group also originates direct loans to well-capitalized public companies and larger private companies that operate predominantly in the five-state footprint and other Southeastern states.
At March 31, 2016 and December 31, 2015, Synovus had 28 and 24 commercial loan relationships, respectively, with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at March 31, 2016 and December 31, 2015 was $33 million and $35 million, respectively.
Commercial and Industrial Loans
The C&I portfolio represents the largest category of Synovus' total loan portfolio and is currently concentrated on small to middle market commercial and industrial lending dispersed throughout a diverse group of industries in the Southeast, including health care and social assistance, manufacturing, retail trade, real-estate related industries, wholesale trade, and finance and insurance as shown in the following table (aggregated by NAICS code). The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are primarily originated through Synovus' local market banking divisions and The Corporate Banking Group to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. In accordance with

Synovus' uniform lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. Approximately 92% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral.
Total C&I loans at March 31, 2016 were $10.83 billion, or 47.6% of the total loan portfolio, compared to $10.79 billion, or 48.1% of the total loan portfolio, at December 31, 2015 and $10.32 billion, or 48.9% of the total loan portfolio, at March 31, 2015. C&I loans grew $40.0 million, or 1.5% annualized, from December 31, 2015.

Commercial and Industrial Loans by Industry	March 31, 2016		December 31, 2015
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$2,288,007	21.1%	2,242,852	20.8%
Manufacturing	947,741	8.7	880,010	8.1
Retail trade	875,202	8.1	868,834	8.0
Real estate and rental and leasing	729,903	6.7	736,492	6.8
Finance and insurance	666,550	6.2	672,167	6.2
Wholesale trade	659,814	6.1	685,310	6.4
Professional, scientific, and technical services	637,883	5.9	628,626	5.8
Real estate other	504,472	4.7	506,328	4.7
Accommodation and food services	488,994	4.5	490,626	4.5
Construction	433,701	4.0	425,589	3.9
Agriculture, forestry, fishing, and hunting	383,629	3.5	394,587	3.7
Transportation and warehousing	330,204	3.0	336,048	3.1
Information	235,875	2.2	234,893	2.2
Administration, support, waste management, and remediation	217,716	2.0	211,227	2.0
Educational services	201,354	1.9	210,656	2.0
Other services	834,125	7.7	859,315	8.0
Other industries	396,219	3.7	407,872	3.8
Total commercial and industrial loans	$10,831,389	100.0%	$10,791,432	100.0%

(1) Loan balance in each category expressed as a percentage of total commercial and industrial loans.
C&I lending is a significant component of Synovus' growth and diversification strategy. Synovus continues to invest in additional lending expertise in key strategic markets as well as offer enhanced products and services to its commercial and industrial clients. Complementing this investment in C&I growth, management continues to focus on streamlining and enhancing Synovus' existing product lines, especially for traditional retail, small business, and professional services customers.
At March 31, 2016, $6.56 billion of C&I loans, or 28.8% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, and other business assets.
At March 31, 2016, $4.27 billion of C&I loans, or 18.8% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominately secured by owner-occupied properties and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist of investment properties loans, 1-4 family properties loans, and land acquisition loans. CRE loans are primarily originated through Synovus' local market banking divisions and the Corporate Banking Group. These loans are subject to the same uniform lending policies referenced above. Total CRE loans, which represent 33.3% of the total loan portfolio at March 31, 2016, were $7.59 billion compared to $7.38 billion, or 32.8% of the total loan portfolio, at December 31, 2015, and $6.90 billion, or 32.6% of the total loan portfolio, at March 31, 2015. CRE loans increased $216.3 million, or 11.8% annualized, from December 31, 2015 and $693.6 million, or 10.1%, from March 31, 2015, driven by growth in investment properties loans partially offset by planned reductions in land acquisition loans.

Investment Properties Loans
Total investment properties loans as of March 31, 2016 were $5.99 billion, or 78.9% of the total CRE portfolio and 26.3% of the total loan portfolio, compared to $5.75 billion, or 78.0% of the total CRE portfolio, and 25.6% of the total loan portfolio at December 31, 2015, an increase of $235.6 million, or 16.5% annualized, driven by solid growth in the multi-family and office buildings categories. Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses, and other commercial development properties. Synovus' investment properties portfolio is well diversified with no concentration by property type, geography (other than the fact that most of these loans are in Synovus' primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida), or tenants. The investment properties loans are primarily secured by the property being financed by the loans; however, these loans may also be secured by real estate or other assets beyond the property being financed.
1-4 Family Properties Loans
At March 31, 2016, 1-4 family properties loans totaled $1.13 billion, or 14.9% of the total CRE portfolio and 5.0% of the total loan portfolio, compared to $1.11 billion, or 15.0% of the total CRE portfolio and 4.9% of the total loan portfolio at December 31, 2015. 1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Construction and residential development loans are generally interest-only loans and typically have maturities of three years or less, and 1-4 family rental properties generally have maturities of three to five years, with amortization periods of up to fifteen to twenty years.
Land Acquisition Loans
Total land acquisition loans were $469.9 million at March 31, 2016, or 2.0% of the total loan portfolio, a decline of $44.1 million, or 34.5% annualized, from December 31, 2015. Land acquisition loans are secured by land held for future development, typically in excess of one year. These loans have short-term maturities and are typically unamortized. Land securing these loans is substantially within the Synovus footprint, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). Synovus has continued to reduce its exposure to these types of loans.
Retail Loans
Retail loans at March 31, 2016 totaled $4.36 billion, representing 19.1% of the total loan portfolio compared to $4.29 billion, or 19.1% of the total loan portfolio at December 31, 2015, and $3.92 billion, or 18.5% of the total loan portfolio at March 31, 2015. Retail loans increased $71.7 million, or 6.7% annualized, from December 31, 2015 and $443.7 million, or 11.3%, from March 31, 2015 due primarily to initiatives to grow this portion of the loan portfolio. Other retail loans increased $69.0 million, or 65.5% annualized, from December 31, 2015, and $188.2 million, or 61.9%, from March 31, 2015 primarily due to beginning a point of sale partnership near the end of the third quarter of 2015.
The retail loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, home equity lines, credit card loans, automobile loans, and other retail loans. The majority of Synovus' retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Substantially all retail loans are to in-market borrowers with no indirect lending products, which increases opportunities for cross-selling. Credit card loans totaled $232.6 million at March 31, 2016, including $56.6 million of commercial credit card loans. The commercial credit card loans relate to Synovus' commercial customers who utilize corporate credit cards for various business activities.
Retail loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores (most recently measured as of December 31, 2015). At December 31, 2015, weighted-average FICO scores within the residential real estate portfolio were 769 for HELOCs and 759 for consumer mortgages. Conservative debt-to-income ratios (average HELOC debt to income ratio of loans originated) were maintained in the first quarter of 2016 at 31.0% compared to 31.7% in the fourth quarter of 2015. HELOC utilization rates (total amount outstanding as a percentage of total available lines) of 59.6% and 60.2% at March 31, 2016 and December 31, 2015, respectively, and loan-to-value ratios based upon prudent guidelines were maintained to ensure consistency with Synovus' overall risk philosophy. At March 31, 2016, 35% of home equity line balances were secured by a first lien, and 65% were secured by a second lien. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.

Risk levels 1-6 (descending) are assigned to retail loans based upon a risk score matrix. At least annually, the retail loan portfolio data is sent to a consumer credit reporting agency for a refresh of customers' credit scores. The most recent credit score refresh was completed as of December 31, 2015. Management reviews the refreshed scores to monitor the credit risk migration of the retail loan portfolio, which impacts the allowance for loan losses. Revolving lines of credit are regularly reviewed for any material change in financial circumstances, and when appropriate, the line of credit may be suspended. FICO scores within the retail residential real estate portfolio have generally remained stable over the last several years.
Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of the origination date or, if the loan has been refinanced, as of the refinance date, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' retail lending strategy, and Synovus does not currently develop or offer specific higher-risk consumer loans, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of March 31, 2016, it had $109.9 million of higher-risk consumer loans (2.5% of the retail portfolio and 0.5% of the total loan portfolio). Included in this amount is approximately $13 million of accruing TDRs. Synovus makes retail lending decisions based upon a number of key credit risk determinants including FICO scores as well as bankruptcy predictor scores, loan-to-value, and debt-to-income ratios.
Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of average deposits for the time periods indicated.

Composition of Average Deposits
	Three Months Ended
(dollars in thousands)	March 31, 2016	%(1)	December 31, 2015	%(1)	March 31, 2015	%(1)
Non-interest bearing demand deposits	$6,812,223	29.4	6,846,200	29.5	6,108,558	28.3
Interest bearing demand deposits	4,198,738	18.1	4,117,116	17.7	3,800,476	17.6
Money market accounts, excluding brokered deposits	7,095,778	30.6	7,062,517	30.4	6,210,704	28.7
Savings deposits	722,172	3.1	692,536	3.0	649,597	3.0
Time deposits, excluding brokered deposits	3,286,113	14.1	3,340,794	14.3	3,250,892	15.0
Brokered deposits	1,095,239	4.7	1,185,093	5.1	1,594,822	7.4
Total average deposits	$23,210,263	100.0	23,244,256	100.0	21,615,049	100.0
Average core deposits(2)	22,115,024	95.3	22,059,163	94.9	20,020,227	92.6
Average core deposits excluding average SCM deposits(2)	$19,674,275	84.8	19,755,885	85.0	17,796,034	82.3

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See reconciliation of “Non-GAAP Financial Measures” in this Report.
During the first quarter of 2016, total average deposits decreased $34.0 million, or 0.6% annualized, compared to the fourth quarter of 2015, and increased $1.60 billion, or 7.4%, compared to the first quarter of 2015. Average core deposits were up $55.9 million, or 1.0% annualized, compared to the previous quarter, and up $2.09 billion, or 10.5%, compared to the first quarter a year ago. The increase in average deposits for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was largely due to growth in money market and non-interest bearing demand products. Fourth quarter 2015 average core deposits were seasonally higher reflecting a sequential quarter growth of 10.3% annualized versus third quarter 2015, compared to an 8.2% growth in average core deposits for all of 2015.
Average core deposits excluding average SCM deposits for the three months ended March 31, 2016 declined $81.6 million, or 1.7% annualized, compared to the prior quarter and grew $1.88 billion, or 10.6%, over the first quarter of 2015. Period-end core deposits excluding SCM deposits as of March 31, 2016 increased $238.2 million, or 4.9%, sequentially and $1.61 billion, or 8.8%, compared to March 31, 2015. Average non-interest bearing demand deposits as a percentage of total average deposits were 29.4% for the three months ended March 31, 2016, compared to 29.5% for the three months ended December 31, 2015, and 28.3% for the three months ended March 31, 2015. We continue to expect that our deposit strategy will yield core deposit growth which will support loan growth. See reconciliation of “Non-GAAP Financial Measures” in this Report.
Average time deposits of $100,000 and greater for the three months ended March 31, 2016, December 31, 2015, and March 31, 2015 were $2.79 billion, $2.92 billion, and $3.34 billion respectively, and included average brokered time deposits of $780.2 million, $887.2 million, and $1.41 billion, respectively. These larger deposits represented 12.0%, 12.6%, and 15.4% of total average deposits for the three months ended March 31, 2016, December 31, 2015, and March 31, 2015, respectively, and included brokered time deposits which represented 3.4%, 3.8%, and 6.5% of total average deposits for the three months ended March 31, 2016, December 31, 2015, and March 31, 2015, respectively.
During the first quarter of 2016, total average brokered deposits represented 4.7% of Synovus' total average deposits compared to 5.1% and 7.4% of total average deposits the previous quarter and the first quarter a year ago, respectively.
Non-interest Income
Non-interest income for the three months ended March 31, 2016 was $63.1 million, down $2.7 million, or 4.1%, compared to the three months ended March 31, 2015. Adjusted non-interest income, which excludes net investment securities gains was down $2.0 million, or 3.1%, for the three months ended March 31, 2016, compared to the same period a year ago, with increases in service charges on deposit accounts and bankcard fees more than offset by declines in mortgage banking income, brokerage revenue, and other fee and non-interest income items. See reconciliation of "Non-GAAP Financial Measures" in this Report.
The following table shows the principal components of non-interest income.

Non-interest Income	Three Months Ended March 31,
(in thousands)	2016	2015	% Change
Service charges on deposit accounts	$19,710	19,133	3.0%
Fiduciary and asset management fees	11,274	11,571	(2.6)
Brokerage revenue	6,483	7,251	(10.6)
Mortgage banking income	5,484	6,484	(15.4)
Bankcard fees	8,372	8,077	3.7
Investment securities gains, net	67	725	(90.8)
Other fee income	4,804	5,246	(8.4)
Other non-interest income	6,953	7,367	(5.6)
Total non-interest income	$63,147	65,854	(4.1)%

Principal Components of Non-interest Income
Service charges on deposit accounts for the three months ended March 31, 2016 were up $577 thousand, or 3.0%, compared to the same time period in 2015. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were $9.2 million for the three months ended March 31, 2016, an increase of $460 thousand, or 5.3%, compared to the three months ended March 31, 2015, due primarily to an increase in overdraft service utilization rates and higher Regulation E opt-in rates. Additionally, the first quarter of 2016 included the benefit of one more business day as well as year-over-year growth in the number of deposit accounts. Account analysis fees were $5.8 million for the three months ended March 31, 2016, up $77 thousand, or 1.3%, compared to the three months ended March 31, 2015. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, for the three months ended March 31, 2016 were $4.7 million, up $40 thousand, or 0.9%, compared to the same period in 2015.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management, and financial planning services. Fiduciary and asset management fees declined $297 thousand, or 2.6%, for the three months ended March 31, 2016 compared to the same period in 2015. At March 31, 2016, the market value of assets under management was $11.06 billion, an increase of 2.2% from March 31, 2015.
Brokerage revenue, which consists primarily of brokerage commissions, was $6.5 million for the three months ended March 31, 2016. Compared to the three months ended March 31, 2015, brokerage revenue was down $768 thousand, or 10.6%. The year-over-year decrease was largely due to first quarter 2016 market conditions which reduced transaction volume.
Mortgage banking income was $5.5 million for the three months ended March 31, 2016, compared to $6.5 million for the same period in 2015. The year-over-year decline was primarily due to a higher proportion of portfolio originations (vs. held for sale) as well as a decline in refinancing volume. We continue to aggressively pursue talent acquisition strategies in key markets and already have achieved significant gains with the mortgage origination team in the Tampa, Huntsville and Birmingham markets.

Bankcard fees increased $295 thousand, or 3.7%, for the three months ended March 31, 2016, compared to the same period in 2015. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $4.2 million, up $207 thousand, or 5.2%, compared to the same period in 2015. Credit card interchange fees were $5.4 million, down $112 thousand, or 2.0%, for the three months ended March 31, 2016 compared to the same period in 2015.
Other fee income includes fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for automated teller machine use, customer swap dealer fees, and other service charges. Other fee income decreased $442 thousand, or 8.4%, for the three months ended March 31, 2016, compared to the same period in 2015, due primarily to a decrease in customer swap dealer fees.
The main components of other non-interest income are income from company-owned life insurance policies, gains from sales of government guaranteed loans, insurance commissions, card sponsorship fees, and other miscellaneous items. The decline of $414 thousand, or 5.6%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a decline in gains from sales of government guaranteed loans of $759 thousand. However, for the full year 2016, we expect to exceed the $5.4 million in gains from sales of government guaranteed loans, primarily SBA, that we realized in 2015.
Non-interest Expense
Non-interest expense for the three months ended March 31, 2016 was $188.2 million, compared to $178.9 million for the three months ended March 31, 2015. Adjusted non-interest expense for the three months ended March 31, 2016, which excludes loss on early extinguishment of debt, litigation contingency/settlement expenses, restructuring charges, and Visa indemnification charges, increased $659 thousand, or 0.4%, compared to the same period in 2015. Synovus expects adjusted non-interest expense for the year ending December 31, 2016 to be flat to slightly up compared to 2015. See "Non-GAAP Financial Measures" in this Report for applicable reconciliation.
The following table summarizes the components of non-interest expense for the three months ended March 31, 2016 and 2015.

Non-interest Expense
	Three Months Ended March 31,
(in thousands)	2016	2015	% Change
Salaries and other personnel expense	$101,358	96,488	5.0%
Net occupancy and equipment expense	26,577	26,172	1.5
Third-party processing expense	11,116	10,343	7.5
FDIC insurance and other regulatory fees	6,719	6,957	(3.4)
Professional fees	6,369	5,594	13.9
Advertising expense	2,410	3,443	(30.0)
Foreclosed real estate expense, net	2,684	9,496	(71.7)
Loss on early extinguishment of debt	4,735	—	nm
Restructuring charges, net	1,140	(107)	nm
Other operating expenses	25,125	20,522	22.4
Total non-interest expense	$188,233	178,908	5.2%

Salaries and other personnel expenses increased $4.9 million, or 5.0%, for the three months ended March 31, 2016, compared to the same period in 2015, primarily due to annual merit increases and higher incentive compensation. These increases were somewhat offset by the decrease in salaries and other personnel expense resulting from the decline of 80, or 1.8%, in total headcount at March 31, 2016 vs. March 31, 2015. The decline in headcount vs. a year ago reflects Synovus' continued implementation of efficiency initiatives.
Net occupancy and equipment expense was up slightly by $405 thousand, or 1.5%, for the three months ended March 31, 2016, compared to the same period in 2015. Synovus continues to evaluate its branch network while deploying additional digital and on-line capabilities to increase convenience for customers while lowering transaction costs.  Since 2010, Synovus has consolidated 20.4% of its branch network. During the first quarter of 2016, Synovus opened a branch prototype in Jacksonville, Florida which is designed to allow for faster service for routine transactions while providing an enhanced customer experience.  Additionally, in May 2016, Synovus will be consolidating four branches which will reduce total branch count to 253.

Third-party processing expense includes all third-party core operating system and processing charges. Third-party processing expense increased $773 thousand, or 7.5%, for the three months ended March 31, 2016, compared to the same period in 2015, driven by investments in technology and increases in transaction volume.
FDIC insurance and other regulatory fees declined $238 thousand, or 3.4%, for the three months ended March 31, 2016, compared to the same period in 2015. On March 15, 2016 , the FDIC approved a final rule to increase the DIF to the statutorily required minimum level of 1.35 percent. Congress, in the Dodd-Frank Act, increased the minimum for the DIF reserve ratio, the ratio of the amount in the fund to insured deposits, from 1.15 percent to 1.35 percent and required that the ratio reach that level by September 30, 2020. Further, the Dodd-Frank Act also made banks with $10 billion or more in total assets responsible for the increase from 1.15 percent to 1.35 percent. Under a rule adopted by the FDIC in 2011, regular assessment rates for all banks will decline when the reserve ratio reaches 1.15 percent, which the FDIC expects will occur in the first half of 2016. Banks with total assets of less than $10 billion will have substantially lower assessment rates under the 2011 rule. The final rule will impose on banks with at least $10 billion in assets a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The FDIC expects the reserve ratio will likely reach 1.35 percent after approximately two years of payments of the surcharges. The final rule will become effective on July 1, 2016. If the reserve ratio reaches 1.15 percent before that date, surcharges will begin July 1. If the reserve ratio has not reached 1.15 percent by that date, surcharges will begin the first quarter after the reserve ratio reaches 1.15 percent. Synovus expects its FDIC insurance cost to remain relatively flat to first quarter 2016 levels for the remainder of the year since regular assessment rates will decline at approximately the same time as the surcharge assessment becomes effective.
Professional fees for the three months ended March 31, 2016 were up $775 thousand, or 13.9%, compared to the same period in 2015 due to higher attorney and accounting fees.
Advertising expense was $2.4 million for the three months ended March 31, 2016, compared to $3.4 million for the three months ended March 31, 2015. Synovus expects advertising spend to increase during the remainder of the year driven by brand awareness activities.
Foreclosed real estate expense of $2.7 million declined $6.8 million, or 71.7%, for the three months ended March 31, 2016, compared to the same period in 2015. The first quarter of 2015 expense reflects $6.7 million in fair value adjustments compared to $1.7 million in fair value adjustments in the current period reflecting more stable ORE values.
During January 2016, Synovus repurchased $124.7 million of its subordinated notes maturing in 2017 in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. Results for the three months ended March 31, 2016 included a $4.7 million pre-tax loss relating to the January tender offer.
For the three months ended March 31, 2016, Synovus recorded restructuring charges of $1.1 million following the decision during the first quarter of 2016 to consolidate four branches. During the three months ended March 31, 2015, Synovus recorded net gains of $157 thousand on the sale of certain branch locations and recorded additional expense of $50 thousand associated with branch consolidations that occurred during 2014.
Other operating expenses include litigation contingency/settlement expenses of $2.7 million for the three months ended March 31, 2016.
The adjusted efficiency ratio improved to 61.92% this quarter compared to 62.17% in the prior quarter and 62.28% during the three months ended March 31, 2015. We remain focused on achieving our long-term goal of an adjusted efficiency ratio below 60%. See "Non-GAAP Financial Measures" in this Report for applicable reconciliation.
Income Tax Expense
Income tax expense was $31.2 million and $31.8 million for the three months ended March 31, 2016 and March 31, 2015, respectively, representing effective tax rates of 37.3% and 37.1% during the respective periods. For the full year 2016, Synovus expects an effective tax rate in the 36% to 37% range.

CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the quality of its loan portfolio by industry, property type, geography, as well as credit quality metrics and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. Credit quality metrics remained favorable during the first quarter of 2016, and it is expected that the loan portfolio will continue to exhibit solid performance throughout 2016.
The table below includes selected credit quality metrics.

Credit Quality Metrics	As of and for the Three Months Ended,
(dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Non-performing loans	$178,167	168,370	194,232
Impaired loans held for sale(1)	—	—	1,082
Other real estate	38,462	47,030	74,791
Non-performing assets	$216,629	215,400	270,105
Non-performing loans as a % of total loans	0.78%	0.75	0.92
Non-performing assets as a % of total loans, other loans held for sale, and ORE	0.95	0.96	1.28
Loans 90 days past due and still accruing	$3,214	2,621	5,025
As a % of total loans	0.01%	0.01	0.02
Total past due loans and still accruing	$63,852	47,912	57,443
As a % of total loans	0.28%	0.21	0.27
Net charge-offs	$7,357	3,425	12,343
Net charge-offs/average loans	0.13%	0.06	0.23
Provision for loan losses	$9,377	5,021	4,397
Allowance for loan losses	254,516	252,496	253,371
Allowance for loan losses as a % of total loans	1.12%	1.13	1.20

(1) Represent only impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value, less costs to sell, based primarily on estimated sales proceeds net of selling costs.

Non-performing Assets
Total NPAs were $216.6 million at March 31, 2016, a $1.2 million, or 0.6%, increase from $215.4 million at December 31, 2015 and a $53.5 million, or 19.8%, decrease from $270.1 million at March 31, 2015. The year-over-year decline in non-performing assets was primarily driven by asset dispositions and lower levels of NPL inflows. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate were 0.95% at March 31, 2016 compared to 0.96% at December 31, 2015, and 1.28% at March 31, 2015. Synovus currently expects that NPAs will continue to decline at a modest pace for the remainder of 2016.

Troubled Debt Restructurings
Accruing TDRs were $209.2 million at March 31, 2016, compared to $223.9 million at December 31, 2015 and $313.4 million at March 31, 2015. Accruing TDRs declined $14.7 million, or 6.6%, from December 31, 2015 and $104.2 million, or 33.3%, from a year ago primarily due to lower TDR inflows as well as fewer TDRs having to retain the TDR designation upon subsequent renewal, refinance, or modification. At March 31, 2016, the allowance for loan losses allocated to these accruing TDRs was $12.2 million compared to $12.6 million at December 31, 2015 and $17.6 million at March 31, 2015. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At both March 31, 2016 and December 31, 2015, over 98% of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have declined significantly to no defaults for the three months ended March 31, 2016 compared to two defaults with a recorded investment of $115 thousand for the three months ended March 31, 2015.

Accruing TDRs by Risk Grade	March 31, 2016		December 31, 2015		March 31, 2015
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Pass	$66,478	31.8%	$75,015	33.5%	$75,451	24.1%
Special Mention	32,979	15.8	40,365	18.0	52,658	16.8
Substandard accruing	109,702	52.4	108,493	48.5	185,253	59.1
Total accruing TDRs	$209,159	100.0%	$223,873	100.0%	$313,362	100.0%

Accruing TDRs Aging and Allowance for Loan Losses by Portfolio Class
	March 31, 2016
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$41,341	—	—	41,341	3,943
1-4 family properties	40,468	66	—	40,534	2,498
Land acquisition	14,602	380	—	14,982	640
Total commercial real estate	96,411	446	—	96,857	7,081
Commercial, financial and agricultural	28,198	1,304	90	29,592	2,413
Owner-occupied	47,692	414	—	48,106	1,581
Total commercial and industrial	75,890	1,718	90	77,698	3,994
Home equity lines	9,377	395	—	9,772	165
Consumer mortgages	19,720	564	—	20,284	842
Credit cards	—	—	—	—	—
Other retail loans	4,224	324	—	4,548	143
Total retail	33,321	1,283	—	34,604	1,150
Total accruing TDRs	$205,622	3,447	90	209,159	12,225

	December 31, 2015
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$51,080	—	—	51,080	4,820
1-4 family properties	43,764	—	—	43,764	2,665
Land acquisition	19,929	380	—	20,309	899
Total commercial real estate	114,773	380	—	115,153	8,384
Commercial, financial and agricultural	24,934	592	208	25,734	1,257
Owner-occupied	47,141	387	—	47,528	1,995
Total commercial and industrial	72,075	979	208	73,262	3,252
Home equity lines	9,575	—	—	9,575	206
Consumer mortgages	20,520	712	—	21,232	581
Credit cards	—	—	—	—	—
Other retail loans	4,459	192	—	4,651	132
Total retail	34,554	904	—	35,458	919
Total accruing TDRs	$221,402	2,263	208	223,873	12,555

Non-accruing TDRs may generally be returned to accrual status if there has been a period of performance, consisting usually of at least a six month sustained period of repayment performance in accordance with the terms of the agreement. Consistent with regulatory guidance, a TDR will generally no longer be reported as a TDR after a period of performance which is generally a minimum of six months and after the loan has been reported as a TDR at a year-end reporting date, and if at the time of the modification, the interest rate was at market, considering the credit risk associated with the borrower. Non-accruing TDRs were $41.9 million at March 31, 2016 compared to $47.4 million at December 31, 2015, a decrease of $5.5 million, or 11.6%.

Potential Problem Loans
Potential problem loans are defined by management as being certain performing loans with a well-defined weakness where there is known information about possible credit problems of borrowers which causes management to have concerns about the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of commercial Substandard accruing loans but exclude loans 90 days past due and still accruing interest and accruing TDRs classified as Substandard. Synovus had $162.6 million of potential problem commercial loans at March 31, 2016 compared to $181.0 million and $205.3 million at December 31, 2015 and March 31, 2015, respectively. Synovus cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.
Net Charge-offs
Net charge-offs for the three months ended March 31, 2016 were $7.4 million, or 0.13% as a percentage of average loans annualized, a decrease of $5.0 million, or 40.4%, compared to $12.3 million, or 0.23%, as a percentage of average loans annualized for the three months ended March 31, 2015. The decline in net charge-offs was driven by lower retail charge-offs, impairment charge-offs on existing collateral dependent impaired loans, and lower charges on the resolution and disposition of distressed loans. The net charge-off ratio for 2016 is expected to be in the 20 to 30 basis points range.
Provision for Loan Losses and Allowance for Loan Losses
For the three months ended March 31, 2016, the provision for loan losses was $9.4 million, an increase of $5.0 million, or 113.26%, compared to the three months ended March 31, 2015. The increase in the provision for loan losses was primarily attributable to a lower level of recoveries.
The allowance for loan losses at March 31, 2016 was $254.5 million, or 1.12% of total loans, compared to $252.5 million, or 1.13% of total loans, at December 31, 2015 and $253.4 million, or 1.20% of total loans, at March 31, 2015.

Capital Resources
Synovus is required to comply with the capital adequacy standards established by the Federal Reserve Board and our subsidiary bank, Synovus Bank, must comply with similar capital adequacy standards established by the FDIC. Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements.
At March 31, 2016, Synovus' and Synovus Bank's capital levels each exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Capital Ratios
(dollars in thousands)	March 31, 2016	December 31, 2015

Tier 1 capital
Synovus Financial Corp.	$2,609,191	2,660,016
Synovus Bank	3,143,411	3,136,132
Common equity Tier 1 capital (transitional)
Synovus Financial Corp.	2,609,191	2,660,016
Synovus Bank	3,143,411	3,136,132
Total risk-based capital
Synovus Financial Corp.	3,183,901	3,255,758
Synovus Bank	$3,400,196	3,390,764
Tier 1 capital ratio
Synovus Financial Corp.	10.04%	10.37
Synovus Bank	12.11	12.25
Common equity Tier 1 ratio (transitional)
Synovus Financial Corp.	10.04	10.37
Synovus Bank	12.11	12.25
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.25	12.70
Synovus Bank	13.10	13.25
Leverage ratio
Synovus Financial Corp.	9.15	9.43
Synovus Bank	11.04	11.15%
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	9.62	9.90

(1) See reconciliation of “Non-GAAP Financial Measures” in this Report.
The Basel III rules became effective January 1, 2015 for Synovus and Synovus Bank, subject to a transition period for several aspects, including the capital conservation buffer and certain regulatory capital adjustments and deductions, as described below. Under the Basel III capital rules, the minimum capital requirements for Synovus and Synovus Bank include a common equity Tier 1 (CET1) ratio of 4.5%; Tier 1 capital ratio of 6%; total capital ratio of 8%; and leverage ratio of 4%. When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased-in over a three-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. Under the Basel III capital rules, Synovus and Synovus Bank are well-capitalized if each has a CET1 ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a total risk-based capital ratio of 10% or greater, a leverage ratio of 5% or greater, and are not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure.
During the third quarter of 2015, Synovus completed its $250 million share repurchase program which was announced on October 21, 2014 and expired on October 23, 2015. Under this program, Synovus repurchased 9.1 million shares of common stock through a combination of share repurchases under an accelerated share repurchase (ASR) agreement and open market transactions. Additionally, during the third quarter of 2015, Synovus' Board of Directors authorized a $300 million share repurchase program to be completed over the next 15 months. During the fourth quarter of 2015, under the $300 million share repurchase program, Synovus repurchased $37.1 million, or 1.2 million shares, and during the first quarter of 2016 Synovus repurchased

$110.9 million, or 3.9 million shares. At March 31, 2016, the remaining authorization under this program was $152.0 million and as of May 4, 2016, the remaining authorization under this program was $134.7 million.
On December 7, 2015, Synovus issued in a public offering $250 million aggregate principal amount of subordinated notes due in 2025, for aggregate proceeds of $246.6 million, net of debt issuance costs. Also during the fourth quarter of 2015, Synovus repurchased $46.7 million of its 2017 subordinated notes in privately negotiated transactions which resulted in a pre-tax loss of $1.5 million. Additionally, during January 2016, Synovus repurchased $124.7 million of the 2017 subordinated notes in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. Results for the three months ended March 31, 2016 included a $4.7 million pre-tax loss relating to the January tender offer.
As of March 31, 2016, total disallowed deferred tax assets were $313.6 million or 1.21% of risk-weighted assets compared to $341.1 million or 1.33% of risk-weighted assets at December 31, 2015. Disallowed deferred tax assets for the new Basel III ratio, CET1, were $189.5 million at March 31, 2016 and $215.5 million at December 31, 2015, due to a three-year phase-in of the total disallowed deferred tax asset for the CET1 capital measure. Synovus' deferred tax asset is projected to continue to decline, thus creating additional regulatory capital in future periods.
Synovus' CET1 ratio was 10.04% at March 31, 2016 under Basel III transitional provisions and the estimated fully phased-in CET1 ratio, as of March 31, 2016, was 9.47%, both of which are well in excess of the regulatory requirements prescribed by Basel III.
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
Synovus' ability to pay dividends on its capital stock, including the common stock and the Series C Preferred Stock, is primarily dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities, as further discussed below in the section titled "Liquidity." During the three months ended March 31, 2016, Synovus Bank paid an upstream cash dividend of $100.0 million to Synovus and during the year ended December 31, 2015, Synovus Bank made upstream cash distributions to Synovus totaling $225.0 million including cash dividends of $199.9 million.
    Synovus declared dividends of $0.12 per common share for the three months ended March 31, 2016 and $0.10 for the three months ended March 31, 2015. In addition to dividends paid on its common stock, Synovus paid dividends of $2.6 million on its Series C Preferred Stock during both the three months ended March 31, 2016 and March 31, 2015.
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

Synovus Bank also generates liquidity through the national deposit markets through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At March 31, 2016, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
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
On December 7, 2015, Synovus issued in a public offering $250 million aggregate principal amount of subordinated debt due in 2025, for aggregate proceeds of $246.6 million, net of debt issuance costs. Also during the fourth quarter of 2015, Synovus repurchased $46.7 million of its subordinated notes maturing in 2017 in privately negotiated transactions which resulted in a pre-tax loss of $1.5 million. Additionally, during January 2016, Synovus repurchased $124.7 million of its subordinated notes maturing in 2017 in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. Results for the three months ended March 31, 2016 included a $4.7 million pre-tax loss relating to the January tender offer.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I – Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results." of Synovus' 2015 Form 10-K.
Earning Assets and Sources of Funds
Average total assets for the three months ended March 31, 2016 increased $1.60 billion, or 5.8%, to $28.92 billion as compared to $27.33 billion for the first three months of 2015. Average earning assets increased $1.77 billion, or 7.0%, in the first three months of 2016 compared to the same period in 2015 and represented 93.0% of average total assets at March 31, 2016, as compared to 92.0% at March 31, 2015. The increase in average earning assets resulted from a $1.48 billion increase in average loans, net, and a $538.5 million increase in average taxable investment securities. These increases were partially offset by a $243.6 million decrease in interest bearing funds held at the Federal Reserve Bank. Average interest bearing liabilities increased $1.00 billion, or 5.6%, to $18.94 billion for the first three months of 2016 compared to the same period in 2015. The increase in interest bearing liabilities was driven by an $885.1 million increase in money market deposit accounts (excluding brokered deposits) and a $398.3 million increase in interest bearing demand deposits. Average non-interest bearing demand deposits increased $703.7 million, or 11.5%, to $6.81 billion for the first three months of 2016 compared to the same period in 2015.
Net interest income for the three months ended March 31, 2016 was $218.2 million, an increase of $14.9 million, or 7.3%, compared to $203.3 million for the three months ended March 31, 2015.
The net interest margin for the three months ended March 31, 2016 was 3.27%, down 1 basis point from 3.28% for the three months ended March 31, 2015. Earning asset yields were flat compared to the three months ended March 31, 2015 while the effective cost of funds increased by 1 basis point.
On a sequential quarter basis, net interest income increased by $5.6 million and the net interest margin increased by 9 basis points to 3.27%, reflecting the full quarter benefit from the December federal funds rate increase. Average earning assets increased by $348 million with the increase driven by a $464.1 million increase in average loans, net. Yields on earning assets increased by 10 basis points while the effective cost of funds increased by 1 basis point. The primary factors positively impacting earning asset yields were a 7 basis points increase in loan yields and a decrease in the average balance of lower yielding funds held at the Federal Reserve Bank.
The net interest margin could experience slight pressure if there are no further increases in the federal funds rate for the remainder of the year. Current expectations for the full year 2016 are for an estimated increase in net interest income of 7.5% assuming no change in short-term interest rates. This growth rate would be expected to increase to 8.5% if short-term rates increase by 25 basis points in June 2016.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Average Balances, Interest, and Yields	2016	2015
(dollars in thousands) (yields and rates annualized)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Earning Assets:
Taxable investment securities (1)	$3,537,131	3,481,184	3,380,543	$3,165,513	$2,998,597
Yield	1.91%	1.85	1.76	1.79	1.85
Tax-exempt investment securities(1)(3)	$4,091	4,352	4,509	$4,595	$4,967
Yield (taxable equivalent) (3)	6.37%	6.16	6.21	6.15	6.21
Trading account assets	$5,216	8,067	7,278	$12,564	$14,188
Yield	1.65%	2.24	1.84	3.72	3.02
Commercial loans(2)(3)	$18,253,169	17,884,661	17,522,735	$17,297,130	$17,176,641
Yield	4.03%	3.97	3.99	4.01	4.06
Consumer loans(2)	$4,334,817	4,233,061	4,105,639	$3,986,151	$3,929,188
Yield	4.37%	4.27	4.31	4.37	4.45
Allowance for loan losses	$(258,097)	(252,049)	(256,102)	$(254,177)	$(257,167)
Loans, net (2)	$22,329,889	21,865,673	21,372,272	21,029,104	20,848,662
Yield	4.15%	4.08	4.10	4.14	4.19
Mortgage loans held for sale	$63,339	50,668	69,438	$90,419	64,507
Yield	3.72%	3.84	3.82	3.39	3.92
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$885,938	1,081,604	1,380,686	$1,590,114	1,123,250
Yield	0.47%	0.27	0.24	0.24	0.24
Federal Home Loan Bank and Federal Reserve Bank Stock(4)	$80,679	66,790	71,852	$76,091	$80,813
Yield	3.82%	5.08	4.71	4.57	3.90
Total interest earning assets	$26,906,283	26,558,338	26,286,578	25,968,400	25,134,984
Yield	3.73%	3.63	3.60	3.61	3.73
Interest Bearing Liabilities:
Interest bearing demand deposits	$4,198,738	4,117,116	3,955,803	3,919,401	3,800,476
Rate	0.17%	0.17	0.18	0.18	0.19
Money Market accounts	$7,095,778	7,062,517	6,893,563	6,466,610	6,210,704
Rate	0.32%	0.35	0.36	0.35	0.32
Savings deposits	$722,172	692,536	685,813	675,260	649,597
Rate	0.07%	0.06	0.06	0.06	0.05
Time deposits under $100,000	$1,279,811	1,307,601	1,338,994	1,351,299	1,324,513
Rate	0.65%	0.65	0.66	0.68	0.61
Time deposits over $100,000	$2,006,302	2,033,193	2,086,851	2,061,434	1,926,380
Rate	0.89%	0.88	0.88	0.88	0.80
Brokered money market accounts	$315,006	297,925	221,817	185,909	181,754
Rate	0.48%	0.31	0.31	0.31	0.30
Brokered time deposits	$780,233	887,168	1,135,346	1,370,022	1,413,068
Rate	0.83%	0.76	0.71	0.67	0.63
Total interest bearing deposits	$16,398,040	16,398,056	16,318,187	16,029,935	15,506,492
Rate	0.39%	0.40	0.42	0.42	0.39
Federal funds purchased and other short-term liabilities	$177,921	158,810	207,894	232,531	222,658
Rate	0.10%	0.08	0.09	0.08	0.08
Long-term debt	$2,361,973	2,007,924	2,072,455	2,172,765	2,206,284
Rate	2.55%	2.63	2.51	2.39	2.41
Total interest bearing liabilities	$18,937,934	18,564,790	18,598,536	18,435,231	17,935,434
Rate	0.66%	0.65	0.65	0.65	0.63
Non-interest bearing demand deposits	$6,812,223	6,846,200	6,541,832	6,436,167	6,108,558

Effective cost of funds	0.46%	0.45	0.46	0.46	0.45
Net interest margin	3.27%	3.18	3.14	3.15	3.28
Taxable equivalent adjustment (3)	$305	311	315	330	349

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

Net Interest Income and Rate/Volume Analysis
The following tables set forth the major components of net interest income and the related annualized yields and rates for the three months ended March 31, 2016 and 2015, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Three Months Ended March 31,						2016 Compared to 2015
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2016	2015	2016	2015	2016	2015	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$3,537,131	2,998,597	$16,930	13,893	1.91%	1.85	$2,477	561	$3,038
Tax-exempt investment securities(2)	4,091	4,967	65	77	6.37	6.21	(13)	1	(12)
Total investment securities	3,541,222	3,003,564	16,995	13,970	1.92	1.86	2,464	562	3,026
Trading account assets	5,216	14,188	22	107	1.65	3.02	(67)	(18)	(85)
Taxable loans, net(1)	22,518,309	21,027,659	229,393	214,672	4.04	4.14	15,344	(623)	14,721
Tax-exempt loans, net(1)(2)	69,677	78,170	806	920	4.65	4.77	(101)	(13)	(114)
Allowance for loan losses	(258,097)	(257,167)
Loans, net	22,329,889	20,848,662	230,199	215,592	4.15	4.19	15,243	(636)	14,607
Mortgage loans held for sale	63,339	64,507	588	632	3.72	3.92	(11)	(33)	(44)
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	885,938	1,123,250	1,054	661	0.47	0.24	(136)	529	393
Federal Home Loan Bank and Federal Reserve Bank stock	80,679	80,813	770	788	3.82	3.90	(1)	(17)	(18)
Total interest earning assets	$26,906,283	25,134,984	$249,628	231,750	3.73%	3.73	$17,492	387	$17,879
Cash and due from banks	408,486	449,538
Premises and equipment, net	444,558	454,365
Other real estate	43,608	85,090
Other assets(3)	1,121,173	1,204,786
Total assets	$28,924,108	27,328,763

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$4,198,738	3,800,476	$1,810	1,748	0.17%	0.19	$188	(126)	$62
Money market accounts	7,410,784	6,392,458	5,972	4,971	0.32	0.32	810	191	1,001
Savings deposits	722,172	649,597	126	88	0.07	0.05	9	29	38
Time deposits	4,066,346	4,663,961	8,106	8,012	0.68	0.70	(1,040)	1,134	94
Federal funds purchased and securities sold under repurchase agreements	177,921	222,658	45	43	0.10	0.08	(9)	11	2
Long-term debt	2,361,973	2,206,284	15,070	13,276	2.55	2.41	933	861	1,794
Total interest-bearing liabilities	$18,937,934	17,935,434	$31,129	28,138	0.66	0.63	$891	2,100	$2,991
Non-interest bearing deposits	6,812,223	6,108,558
Other liabilities	207,454	246,917
Shareholders' equity	2,966,497	3,037,854
Total liabilities and equity	$28,924,108	27,328,763
Interest rate spread					3.07	3.10
Net interest income - FTE/margin(4)			218,499	203,612	3.27%	3.28	$16,601	(1,713)	$14,888
Taxable equivalent adjustment			305	349
Net interest income, actual			$218,194	203,263

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2016 - $7.8 million, 2015 - $8.2 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35% in adjusting interest on tax-exempt loans and investment securities to a taxable-
equivalent basis.
(3) Includes average net unrealized gains (losses) on investment securities available for sale of $22.0 million and $26.6 million for the three months ended March 31, 2016 and
2015, respectively.
(4) The net interest margin is calculated by dividing annualized net interest income - FTE by average total interest earnings assets.

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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0.25% to 0.50% and the current prime rate of 3.50%. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a decline of 25 basis points to determine the sensitivity of net interest income for the next twelve months. Synovus continues to maintain a modestly asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment and reduce net interest income in a declining interest rate environment. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at March 31, 2016, with comparable information for December 31, 2015.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

Change in Short-term Interest Rates (in basis points)	March 31, 2016	December 31, 2015
+200	5.6%	6.4%
+100	3.6%	3.8%
Flat	—%	—%
-25	-1.9%	-2.6%

Several factors could serve to diminish or eliminate this asset sensitivity in a rising rate environment. These factors include a higher than projected level of deposit customer migration to higher cost deposits, such as certificates of deposit, which would increase total interest expense and serve to reduce the realized level of asset sensitivity. Another factor which could impact the realized interest rate sensitivity is the repricing behavior of interest bearing non-maturity deposits. Assumptions for repricing are expressed as a beta relative to the change in the prime rate. For instance, a 50% beta would correspond to a deposit rate that would increase 0.5% for every 1% increase in the prime rate. Projected betas for interest bearing non-maturity deposit repricing are a key component of determining the Company's interest rate risk positioning. Should realized betas be higher than projected betas, the expected benefit from higher interest rates would be diminished. The following table presents an example of the potential impact of an increase in repricing betas on Synovus' realized interest rate sensitivity position.

	As of March 31, 2016
Change in Short-term Interest Rates (in basis points)	Base Scenario	15% Increase in Average Repricing Beta
+200	5.6%	3.8%
+100	3.6%	2.6%

The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter term time horizon. Synovus also evaluates potential longer term interest rate risk through modeling and evaluation of economic value of equity (EVE). Simulation modeling is utilized to measure the economic value of equity and its sensitivity to immediate changes in interest rates. These simulations value only the current balance sheet and do not incorporate growth assumptions used in the net interest income simulation. The economic value of equity is the net fair value of assets, liabilities, and off-balance sheet financial instruments derived from the present value of future cash flows discounted at current market interest rates. From this baseline valuation, Synovus evaluates changes in the value of each of these items in various interest rate scenarios to determine the net impact on the economic value of equity. Key assumptions utilized in the model, namely loan prepayments, deposit pricing betas, and non-maturity deposit duration have a significant impact on the results of the EVE simulations. As illustrated in the table below, the economic value of equity model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 4.5% and 5.3%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. Assuming an immediate 25 basis point decline in rates, EVE is projected to decrease by 3.1%

	Estimated Change in EVE
Immediate Change in Interest Rates (in basis points)	March 31, 2016	December 31, 2015
+200	5.3%	3.2%
+100	4.5%	3.4%
-25	-3.1%	-3.5%

ADDITIONAL DISCLOSURES
Recently Issued Accounting Standards
The following ASUs will be implemented effective January 1, 2017 or later:

ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance includes a requirement to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. Currently, tax benefits in excess of compensation cost (“windfalls”) and tax deficiencies (“shortfalls”) are recorded in equity. For Synovus, this ASU will be effective for annual reporting periods beginning after December 15, 2016. Based on management’s initial assessment of the potential impact of the standard on Synovus, management expects that the ASU could create some quarterly income tax expense volatility, but the amount would not be significant.

ASU 2016-02, Leases. In February 2016, the FASB issued ASU 2016-02, its new standard on lease accounting. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee accounts for most existing capital leases as finance leases (i.e., recognizing amortization of the right-of-use (ROU) asset separately from interest on the lease liability) and most existing operating leases as operating leases (i.e., recognizing a single total expense). Both finance leases and operating leases result in the lessee recognizing a ROU asset and a lease liability. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (those related to evaluating when profit can be recognized). Furthermore, the ASU addresses other concerns related to the current lease model. For example, the ASU eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure.

The new model represents a wholesale change to lease accounting. As a result, there may be some implementation challenges during the transition period and beyond, such as those related to:

•	Applying judgment and estimating.

•	Managing the complexities of data collection, storage, and maintenance.

•	Enhancing information technology systems to ensure their ability to perform the calculations necessary for compliance with reporting requirements.

•	Refining internal controls and other business processes related to leases.

•	Determining whether debt covenants are likely to be affected and, if so, working with lenders to avoid violations.

•	Addressing any income tax implications.

The new ASU will be effective for Synovus beginning January 1, 2019 (prior periods will be restated so prior years are comparable). Early adoption is permitted (although there is no benefit for Synovus and most banks to early adopt). Since most leases will now be recorded on the balance sheet, the new standard may affect balance sheet-related ratios or debt covenants, and are likely to have related impacts on systems and controls that will take time to assess. Management is currently evaluating the impact of the ASU on Synovus’ consolidated financial statements.

ASU 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued ASU 2016-01, which amends the guidance on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv)

calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. Because companies must recognize changes in the measurement of equity investments in net income, income volatility will potentially increase, but changes in credit risk will not affect earnings when the fair value option is elected. The new standard will be effective for Synovus for fiscal years beginning after December 15, 2017. Management is currently evaluating the impact of the ASU on Synovus’ consolidated financial statements.

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
Management is currently evaluating the impact of this ASU on Synovus’ consolidated financial statements. The standard is expected to potentially impact ORE sales, interchange revenue, credit card loyalty programs, asset managers’ performance fees, treasury management services revenue, and miscellaneous fees, but overall impact for Synovus is not expected to be significant. Extensive new disclosures will be required, including disaggregation of total revenue, information about performance obligations, changes in contract asset and liability account balances between periods, and information about key judgments and estimates and policy decisions regarding revenue recognition.
See Note 1 of the notes to the unaudited interim consolidated financial statements for a discussion of recently adopted accounting standards updates.
Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for loan losses, deferred tax assets valuation allowance, other real estate, and determining the fair value of financial instruments. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in Note 1 - Summary of Significant Accounting Policies in Synovus' 2015 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. During the three months ended March 31, 2016, there have been no significant changes to Synovus’ critical accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2015 Form 10-K.

Non-GAAP Financial Measures
The measures entitled adjusted net income per common share, diluted; adjusted non-interest income; adjusted non-interest expense; adjusted efficiency ratio; average core deposits; average core deposits excluding state, county, and municipal deposits; core deposits excluding state, county, and municipal deposits; Tangible Common Equity ratio; and common equity Tier 1 (CET1) ratio (fully phased-in) are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are net income per common share, diluted; total non-interest income; total non-interest expense; efficiency ratio; total deposits; and the ratio of total equity to total assets, respectively.
Management uses these non-GAAP financial measures to assess the performance of Synovus’ business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist investors in evaluating Synovus’ operating results, financial strength and capitalization and to permit investors to assess the performance of Synovus on the same basis as that used by management. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors. Adjusted net income per common share, diluted is a measure used by management to evaluate operating results exclusive of items that are not indicative of ongoing operations and impact period-to-period comparisons. Adjusted non-interest income is a measure used by management to evaluate non-interest income exclusive of net investment securities gains. Adjusted non-interest expense and the adjusted efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Average core deposits, core deposits excluding state, county, and municipal deposits, and core deposits excluding state, county, and municipal deposits are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. The Tangible Common Equity ratio and common equity Tier 1 (CET1) ratio (fully phased-in) are used by management to assess the strength of our capital position. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. The computations of these measures are set forth in the tables below.

Reconciliation of Non-GAAP Financial Measures	Three Months Ended
(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Adjusted Net Income Per Common Share, Diluted
Net income available to common shareholders	$49,972	55,839	51,404
Add: Litigation contingency/settlement expenses (after-tax)	1,712	457	—
Add: Restructuring charges (after-tax)	723	44	(67)
Add: Loss on early extinguishment of debt (after-tax)	3,002	988	—
Adjusted net income available to common shareholders	$55,409	57,328	51,337
Weighted average common shares outstanding - diluted	127,857	131,197	135,744
Adjusted net income per common share, diluted	$0.43	0.44	0.38
Adjusted Non-interest Income
Total non-interest income	$63,147	66,175	65,854
Less: Investment securities gains, net	(67)	(58)	(725)
Adjusted non-interest income	$63,080	66,117	65,129
Adjusted Non-interest Expense
Total non-interest expense	$188,233	183,033	178,908
Less: Restructuring charges	(1,140)	(69)	107
Less: Visa indemnification charges	(360)	(371)	(375)
Less: Litigation contingency/settlement expenses	(2,700)	(710)	—
Less: Loss on early extinguishment of debt	(4,735)	(1,533)	—
Adjusted non-interest expense	$179,298	180,350	178,640

Adjusted Efficiency Ratio
Adjusted non-interest expense excluding credit costs	$174,348	173,486	167,367
Net interest income	218,193	212,620	203,263
Tax equivalent adjustment	305	311	349
Total non-interest income	63,147	66,175	65,854
Investment securities gains, net	(67)	(58)	(725)
Total revenues	281,578	279,048	268,741
Adjusted efficiency ratio	61.92%	62.17%	62.28%

Reconciliation of Non-GAAP Financial Measures, continued	Three Months Ended
(dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Average Core Deposits and Average Core Deposits Excluding Average State, County, and Municipal Deposits
Average total deposits	$23,210,263	23,244,256	21,615,049
Less: Average brokered deposits	(1,095,239)	(1,185,093)	(1,594,822)
Average core deposits	22,115,024	22,059,163	20,020,227
Less: Average SCM deposits	(2,440,749)	(2,303,278)	(2,224,193)
Average core deposits excluding average SCM deposits	19,674,275	19,755,885	17,796,034
Core Deposits and Core Deposits Excluding State, County, and Municipal Deposits
Total deposits	$23,449,928	23,242,661	22,107,849
Less: Brokered deposits	(1,204,517)	(1,075,520)	(1,604,946)
Core deposits	22,245,411	22,167,141	20,502,903
Less: State, county, and municipal deposits	(2,344,361)	(2,504,315)	(2,207,935)
Core deposits excluding state, county, and municipal deposits	$19,901,050	19,662,826	18,294,968
Tangible Common Equity to Tangible Assets Ratio
Total assets	$29,171,257	28,792,653	27,633,784
Less: Goodwill	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(277)	(471)	(1,061)
Tangible assets	$29,146,549	28,767,751	27,608,292
Total shareholders' equity	$2,953,268	3,000,196	3,030,635
Less: Goodwill	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(277)	(471)	(1,061)
Less: Series C Preferred Stock, no par value	(125,980)	(125,980)	(125,980)
Tangible common equity	$2,802,580	2,849,314	2,879,163
Total shareholders' equity to total assets ratio	10.12%	10.42	10.97
Tangible common equity to tangible assets ratio	9.62%	9.90	10.43
Common Equity Tier 1 (CET1) Ratio (fully phased-in)
Common equity Tier 1 (CET1)	$2,609,191	$2,660,016	2,592,618
Adjustment related to capital components	(125,980)	(128,480)	(128,480)
CET1 (fully phased-in)	$2,483,211	2,531,536	2,464,138
Total risk-weighted assets (fully phased-in)	$26,231,764	25,915,650	24,307,203
Common equity Tier 1 (CET1) ratio (fully phased-in)	9.47%	9.77%	10.14%

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, Synovus' internal controls over financial reporting.

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
Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations and financial condition for any particular period. For additional information, see "Part I - Item 1. Financial Statements - Note 12 - Legal Proceedings" of this Report, which Note is incorporated herein by this reference.
ITEM 1A. – RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in Part I-Item 1A of Synovus’ 2015 Form 10-K which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There were no material changes during the period covered by this Report to the risk factors previously disclosed in Synovus’ 2015 10-K.
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:
During the third quarter of 2015, Synovus' Board of Directors authorized a $300 million share repurchase program to be completed over the next 15 months. The table below sets forth information regarding repurchases of our common stock during the first quarter of 2016.

Share Repurchases	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 2016	1,615,700	$29.72	1,615,700	$214,923,133
February 2016	1,967,900	27.62	1,967,900	160,571,125
March 2016	315,000	27.11	315,000	152,030,746
Total	3,898,600	$28.45	3,898,600	$152,030,746

(1) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

The foregoing repurchases during the first quarter of 2016 totaled $110.9 million, or 3.9 million shares, of common stock and were purchased through a combination of open market transactions and privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

4.1
Amendment No. 3 dated as of April 20, 2016 to Shareholder Rights Plan between Synovus and American Stock Transfer and Trust Company, LLC, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated April 20, 2016, as filed with the SEC on April 21, 2016.

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

SYNOVUS FINANCIAL CORP.

May 6, 2016	By:	/s/ Thomas J. Prescott
Date		Thomas J. Prescott
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)