Form 10-Q
period 2016-06-30
SYNOVUS FINANCIAL CORP
filed 2016-08-03
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
Commission file number 1-10312

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	July 31, 2016
Common Stock, $1.00 Par Value	122,932,237

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
Federal Reserve Board – The 7-member Board of Governors that oversees the Federal Reserve System, establishes monetary policy, and monitors the economic health of the country. Its members are appointed by the President, subject to Senate confirmation, and serve 14-year terms.
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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$377,334	367,092
Interest bearing funds with Federal Reserve Bank	904,406	829,887
Interest earning deposits with banks	24,541	17,387
Federal funds sold and securities purchased under resale agreements	77,685	69,819
Trading account assets, at fair value	1,001	5,097
Mortgage loans held for sale, at fair value	87,824	59,275
Investment securities available for sale, at fair value	3,580,359	3,587,818
Loans, net of deferred fees and costs	23,060,908	22,429,565
Allowance for loan losses	(255,076)	(252,496)
Loans, net	$22,805,832	22,177,069
Premises and equipment, net	424,967	445,155
Goodwill	24,431	24,431
Other real estate	33,289	47,030
Deferred tax asset, net	425,160	511,948
Other assets	692,862	650,645
Total assets	$29,459,691	28,792,653
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$6,934,443	6,732,970
Interest bearing deposits, excluding brokered deposits	15,495,318	15,434,171
Brokered deposits	1,496,161	1,075,520
Total deposits	23,925,922	23,242,661
Federal funds purchased and securities sold under repurchase agreements	247,179	177,025
Long-term debt	2,135,892	2,186,893
Other liabilities	199,039	185,878
Total liabilities	$26,508,032	25,792,457
Shareholders' Equity
Series C Preferred Stock – no par value. Authorized 100,000,000 shares; 5,200,000 shares issued and outstanding at June 30, 2016 and December 31, 2015	125,980	125,980
Common stock - $1.00 par value. Authorized 342,857,143 shares; 141,007,636 issued at June 30, 2016 and 140,592,409 issued at December 31, 2015; 124,047,659 outstanding at June 30, 2016 and 129,547,032 outstanding at December 31, 2015	141,008	140,592
Additional paid-in capital	2,993,985	2,989,981
Treasury stock, at cost – 16,959,977 shares at June 30, 2016 and 11,045,377 shares at December 31, 2015	(573,058)	(401,511)
Accumulated other comprehensive gain (loss)	11,005	(29,819)
Retained earnings	252,739	174,973
Total shareholders’ equity	2,951,659	3,000,196
Total liabilities and shareholders' equity	$29,459,691	28,792,653

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Interest income:
Loans, including fees	$462,892	432,026	$232,974	216,756
Investment securities available for sale	33,655	28,117	16,685	14,175
Trading account assets	34	224	12	117
Mortgage loans held for sale	1,238	1,397	650	766
Federal Reserve Bank balances	2,019	1,592	1,020	947
Other earning assets	1,878	1,698	1,052	893
Total interest income	501,716	465,054	252,393	233,654
Interest expense:
Deposits	32,214	31,631	16,200	16,813
Federal funds purchased and securities sold under repurchase agreements	96	89	51	46
Long-term debt	29,763	26,427	14,693	13,151
Total interest expense	62,073	58,147	30,944	30,010
Net interest income	439,643	406,907	221,449	203,644
Provision for loan losses	16,070	11,034	6,693	6,636
Net interest income after provision for loan losses	423,573	395,873	214,756	197,008
Non-interest income:
Service charges on deposit accounts	39,950	38,928	20,240	19,795
Fiduciary and asset management fees	22,854	23,414	11,580	11,843
Brokerage revenue	13,821	14,032	7,338	6,782
Mortgage banking income	11,425	13,995	5,941	7,511
Bankcard fees	16,718	16,576	8,346	8,499
Investment securities gains, net	67	2,710	—	1,985
Other fee income	10,084	9,851	5,280	4,605
Other non-interest income	16,114	15,181	9,161	7,812
Total non-interest income	131,033	134,687	67,886	68,832
Non-interest expense:
Salaries and other personnel expense	198,419	191,054	97,061	94,565
Net occupancy and equipment expense	53,360	52,713	26,783	26,541
Third-party processing expense	22,814	21,015	11,698	10,672
FDIC insurance and other regulatory fees	13,344	13,725	6,625	6,767
Professional fees	13,307	12,011	6,938	6,417
Advertising expense	9,761	6,309	7,351	2,865
Foreclosed real estate expense, net	7,272	13,847	4,588	4,351
Loss on early extinguishment of debt	4,735	—	—	—
Restructuring charges, net	6,981	(102)	5,841	5
Other operating expenses	46,851	46,141	21,726	25,623
Total non-interest expense	376,844	356,713	188,611	177,806
Income before income taxes	177,762	173,847	94,031	88,034
Income tax expense	64,773	64,091	33,574	32,242
Net income	112,989	109,756	60,457	55,792
Dividends on preferred stock	5,119	5,119	2,559	2,559
Net income available to common shareholders	$107,870	104,637	$57,898	53,233
Net income per common share, basic	$0.85	0.78	$0.46	0.40
Net income per common share, diluted	0.85	0.78	0.46	0.40
Weighted average common shares outstanding, basic	126,164	133,935	125,100	132,947
Weighted average common shares outstanding, diluted	126,778	134,678	125,699	133,625

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Six Months Ended June 30,
	2016			2015
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	177,762	(64,773)	112,989	173,847	(64,091)	109,756
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	337	(130)	207	224	(87)	137
Net unrealized gains (losses) on investment securities available for sale:
Reclassification adjustment for net gains realized in net income	(67)	26	(41)	(2,710)	1,043	(1,667)
Net unrealized gains (losses) arising during the period	66,215	(25,493)	40,722	(13,467)	5,188	(8,279)
Net unrealized gains (losses)	66,148	(25,467)	40,681	(16,177)	6,231	(9,946)
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(104)	40	(64)	(84)	32	(52)
Actuarial gains arising during the period	—	—	—	236	(93)	143
Net unrealized (realized) gains	$(104)	40	(64)	152	(61)	91
Other comprehensive income (loss)	$66,381	(25,557)	40,824	(15,801)	6,083	(9,718)
Comprehensive income			$153,813			100,038

See accompanying notes to unaudited interim consolidated financial statements.

	Three Months Ended June 30,
	2016			2015
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	94,031	(33,574)	60,457	88,034	(32,242)	55,792
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	64	(25)	39	112	(44)	68
Net unrealized gains (losses) on investment securities available for sale:
Reclassification adjustment for net gains realized in net income	—	—	—	(1,985)	764	(1,221)
Net unrealized gains (losses) arising during the period	19,044	(7,332)	11,712	(28,678)	11,042	(17,636)
Net unrealized gains (losses)	19,044	(7,332)	11,712	(30,663)	11,806	(18,857)
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(10)	4	(6)	(42)	16	(26)
Actuarial gains arising during the period	—	—	—	236	(93)	143
Net unrealized (realized) gains	$(10)	4	(6)	194	(77)	117
Other comprehensive income (loss)	$19,098	(7,353)	11,745	(30,357)	11,685	(18,672)
Comprehensive income			$72,202			37,120

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Series C Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2014	$125,980	139,950	2,960,825	(187,774)	(12,605)	14,894	3,041,270
Net income	—	—	—	—	—	109,756	109,756
Other comprehensive loss, net of income taxes	—	—	—	—	(9,718)	—	(9,718)
Cash dividends declared on common stock -$0.20 per share	—	—	—	—	—	(26,664)	(26,664)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	(5,119)	(5,119)
Repurchases and completion of ASR agreement to repurchase shares of common stock	—	—	14,515	(124,085)	—	—	(109,570)
Restricted share unit activity	—	278	(4,314)	—	—	(367)	(4,403)
Stock options exercised	—	197	3,074	—	—	—	3,271
Share-based compensation net tax benefit	—	—	1,063	—	—	—	1,063
Share-based compensation expense	—	—	6,271	—	—	—	6,271
Balance at June 30, 2015	$125,980	140,425	2,981,434	(311,859)	(22,323)	92,500	3,006,157

Balance at December 31, 2015	$125,980	140,592	2,989,981	(401,511)	(29,819)	174,973	3,000,196
Net income	—	—	—	—	—	112,989	112,989
Other comprehensive income, net of income taxes	—	—	—	—	40,824	—	40,824
Cash dividends declared on common stock - $0.24 per share	—	—	—	—	—	(30,015)	(30,015)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	(5,119)	(5,119)
Repurchases of common stock	—	—	—	(171,547)	—	—	(171,547)
Restricted share unit activity	—	298	(4,814)	—	—	(89)	(4,605)
Stock options exercised	—	118	1,917	—	—	—	2,035
Share-based compensation net tax benefit	—	—	52	—	—	—	52
Share-based compensation expense	—	—	6,849	—	—	—	6,849
Balance at June 30, 2016	$125,980	$141,008	2,993,985	(573,058)	11,005	252,739	2,951,659

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015
Operating Activities
Net income	112,989	109,756
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	16,070	11,034
Depreciation, amortization, and accretion, net	28,506	28,169
Deferred income tax expense	61,283	58,302
Decrease in trading account assets	4,096	1,891
Originations of mortgage loans held for sale	(320,304)	(454,708)
Proceeds from sales of mortgage loans held for sale	299,186	426,430
Gain on sales of mortgage loans held for sale, net	(6,946)	(8,988)
Increase in other assets	(32,874)	(36,398)
Increase (decrease) in other liabilities	13,162	(34,914)
Investment securities gains, net	(67)	(2,710)
Losses and write-downs on other real estate, net	6,089	11,066
Losses and write-downs on other assets held for sale, net	7,902	—
Loss on early extinguishment of debt	4,735	—
Share-based compensation expense	6,849	6,271
Net cash provided by operating activities	$200,676	115,201
Investing Activities
Net increase in interest earning deposits with banks	(7,154)	(6,884)
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	(7,866)	623
Net increase in interest bearing funds with Federal Reserve Bank	(74,519)	(567,843)
Proceeds from maturities and principal collections of investment securities available for sale	443,128	314,239
Proceeds from sales of investment securities available for sale	243,609	82,156
Purchases of investment securities available for sale	(623,046)	(686,074)
Proceeds from sales of loans and principal repayments on other loans held for sale	7,739	21,866
Proceeds from sales of other real estate	16,282	19,348
Net increase in loans	(660,778)	(445,124)
Net increase in premises and equipment	(16,769)	(8,805)
Proceeds from sales of other assets held for sale	296	351
Net cash used in investing activities	$(679,078)	(1,276,147)

Financing Activities
Net increase in demand and savings deposits	595,342	1,039,670
Net increase in certificates of deposit	87,466	77,813
Net increase in federal funds purchased and securities sold under repurchase agreements	70,154	61,369
Repayments on long-term debt	(1,455,067)	(425,078)
Proceeds from issuance of long-term debt	1,400,000	425,000
Dividends paid to common shareholders	(30,015)	(26,664)
Dividends paid to preferred shareholders	(5,119)	(5,119)
Stock options exercised	2,035	3,271
Repurchases of common stock	(171,547)	(109,570)
Restricted stock activity	(4,605)	(4,403)
Net cash provided by financing activities	$488,644	1,036,289
Increase (decrease) in cash and cash equivalents	10,242	(124,657)
Cash and cash equivalents at beginning of period	367,092	485,489
Cash and cash equivalents at end of period	$377,334	360,832

Supplemental Cash Flow Information
Cash paid during the period for:
Income tax payments, net	5,849	8,751
Interest paid	64,424	55,747
Non-cash Activities
Premises and equipment transferred to other assets held for sale	18,677	939
Loans foreclosed and transferred to other real estate	8,631	11,391
Loans transferred to other loans held for sale at fair value	7,314	19,459
Securities purchased during the period but settled after period-end	—	47,159

See accompanying notes to unaudited interim consolidated financial statements.

Notes to Unaudited Interim Consolidated Financial Statements
Note 1 - Significant Accounting Policies
Business Operations
The accompanying unaudited interim consolidated financial statements of Synovus Financial Corp. include the accounts of the Parent Company and its consolidated subsidiaries. Synovus Financial Corp. is a financial services company based in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, member FDIC, the company provides commercial and retail banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, and international banking. Synovus also provides mortgage services, financial planning, and investment advisory services through its wholly-owned subsidiaries, Synovus Mortgage, Synovus Trust, and Synovus Securities, as well as its GLOBALT and Creative Financial Group divisions. These specialized offerings, combined with traditional banking products and services, make Synovus Bank a great choice for retail and commercial customers.
Synovus Bank's 28 locally-branded bank divisions are positioned in some of the best markets in the Southeast, with 253 branches and 335 ATMs in Georgia, Alabama, South Carolina, Florida, and Tennessee.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the fair value of investment securities, the fair value of private equity investments, and contingent liabilities related to legal matters.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At June 30, 2016, there were no cash and cash equivalents restricted as to withdrawal. At December 31, 2015, $100 thousand of the due from banks balance was restricted as to withdrawal.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and Federal funds sold and securities purchased under resale agreements. At June 30, 2016 and December 31, 2015, interest bearing funds with the Federal Reserve Bank included $132.5 million and $117.3 million, respectively, on deposit to meet Federal Reserve Bank requirements. Interest earning deposits with banks include $5.5 million and $2.2 million at June 30, 2016 and December 31, 2015, respectively, which are pledged as collateral in connection with certain letters of credit. Federal funds sold include $75.2 million and $65.9 million at June 30, 2016 and December 31, 2015, respectively, which are pledged to collateralize certain derivative financial instruments. Federal funds sold and securities purchased under resale agreements, and Federal funds purchased and securities sold under repurchase agreements, generally mature in one day.
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
Note 2 - Share Repurchase Program
During the third quarter of 2015, Synovus' Board of Directors authorized a $300 million share repurchase program to be completed over the next 15 months. As of June 30, 2016, Synovus had repurchased a total of $208.5 million or 7.1 million shares under the $300 million share repurchase program. Share repurchases under the program by quarter are as follows: second quarter of 2016 - $60.5 million (2.0 million shares), first quarter of 2016 - $110.9 million (3.9 million shares), and fourth quarter of 2015 - $37.1 million (1.2 million shares). At June 30, 2016, the remaining authorization under this program was $91.5 million.

Note 3 - Investment Securities
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at June 30, 2016 and December 31, 2015 are summarized below.

	June 30, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$73,741	1,082	—	74,823
U.S. Government agency securities	13,006	443	—	13,449
Securities issued by U.S. Government sponsored enterprises	50,063	54	—	50,117
Mortgage-backed securities issued by U.S. Government agencies	189,281	3,583	(81)	192,783
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,544,204	37,817	(352)	2,581,669
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	625,458	10,298	(142)	635,614
State and municipal securities	3,000	47	(1)	3,046
Equity securities	3,228	5,503	—	8,731
Other investments	20,210	333	(416)	20,127
Total investment securities available for sale	$3,522,191	59,160	(992)	3,580,359

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$43,125	232	—	43,357
U.S. Government agency securities	13,087	536	—	13,623
Securities issued by U.S. Government sponsored enterprises	126,520	389	—	126,909
Mortgage-backed securities issued by U.S. Government agencies	209,785	1,340	(1,121)	210,004
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,645,107	7,874	(22,562)	2,630,419
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	530,426	2,396	(3,225)	529,597
State and municipal securities	4,343	92	(1)	4,434
Equity securities	3,228	6,444	—	9,672
Other investments	20,177	—	(374)	19,803
Total investment securities available for sale	$3,595,798	19,303	(27,283)	3,587,818

At June 30, 2016 and December 31, 2015, investment securities with a carrying value of $2.19 billion and $2.43 billion respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of June 30, 2016 and December 31, 2015 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in income. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses.
Declines in the fair value of available for sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of June 30, 2016, Synovus had five investment securities in a loss position for less than twelve months and eight investment securities in a loss position for twelve months or longer.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015, are presented below.

	June 30, 2016
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	—	—	9,785	81	9,785	81
Mortgage-backed securities issued by U.S. Government sponsored enterprises	170,365	352	—	—	170,365	352
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	27,827	142	27,827	142
State and municipal securities	—	—	53	1	53	1
Other investments	—	—	4,794	416	4,794	416
Total	$170,365	352	42,459	640	212,824	992

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	122,626	639	18,435	482	141,061	1,121
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,656,194	12,874	489,971	9,688	2,146,165	22,562
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	196,811	963	72,366	2,262	269,177	3,225
State and municipal securities	—	—	50	1	50	1
Other investments	14,985	15	4,818	359	19,803	374
Total	$1,990,616	14,491	585,640	12,792	2,576,256	27,283

The amortized cost and fair value by contractual maturity of investment securities available for sale at June 30, 2016 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at June 30, 2016
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$18,758	54,983	—	—	—	73,741
U.S. Government agency securities	—	6,613	6,393	—	—	13,006
Securities issued by U.S. Government sponsored enterprises	50,063	—	—	—	—	50,063
Mortgage-backed securities issued by U.S. Government agencies	—	—	16,261	173,020	—	189,281
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	454	1,254,247	1,289,503	—	2,544,204
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	625,458	—	625,458
State and municipal securities	184	350	—	2,466	—	3,000
Equity securities	—	—	—	—	3,228	3,228
Other investments	—	—	15,000	2,000	3,210	20,210
Total amortized cost	$69,005	62,400	1,291,901	2,092,447	6,438	3,522,191

Fair Value
U.S. Treasury securities	$18,758	56,065	—	—	—	74,823
U.S. Government agency securities	—	6,800	6,649	—	—	13,449
Securities issued by U.S. Government sponsored enterprises	50,117	—	—	—	—	50,117
Mortgage-backed securities issued by U.S. Government agencies	—	—	16,653	176,130	—	192,783
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	469	1,269,397	1,311,803	—	2,581,669
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	635,614	—	635,614
State and municipal securities	184	350	—	2,512	—	3,046
Equity securities	—	—	—	—	8,731	8,731
Other investments	—	—	15,333	1,625	3,169	20,127
Total fair value	$69,059	63,684	1,308,032	2,127,684	11,900	3,580,359

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the six and three months ended June 30, 2016 and 2015 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Proceeds from sales of investment securities available for sale	$243,609	82,156	$—	49,737
Gross realized gains	954	2,710	—	1,985
Gross realized losses	(887)	—	—	—
Investment securities gains, net	$67	2,710	$—	1,985

Note 4 - Restructuring Charges
For the six and three months ended June 30, 2016 and 2015, total restructuring charges consist of the following components:

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Lease termination charges	$31	(4)	$(13)	(4)
Asset impairment charges	6,866	—	5,821	—
Loss (gain) on sale of assets held for sale, net	13	(157)	13	—
Professional fees and other charges	71	59	20	9
Total restructuring charges, net	$6,981	(102)	$5,841	5

For the three months ended June 30, 2016, Synovus recorded restructuring charges of $5.8 million with $4.8 million of these charges related to Synovus' continued corporate real estate optimization activities. Synovus continues to evaluate its branch network while deploying additional digital and on-line capabilities to increase convenience for customers while lowering transaction costs, and identified during the second quarter three branch closures to be completed by year-end, which will be in addition to the four branches closed earlier this year.   Restructuring charges associated with branch closures identified during 2016 totaled $1.0 million and $1.1 million during the second and first quarter of 2016, respectively. After these closures, the branch network will consist of 250 locations by year-end, which will represent a 22.6% reduction from year-end 2010.
During the six months ended June 30, 2015, Synovus recorded net gains of $157 thousand on the sale of certain branch locations.
The following tables present aggregate activity within the accrual for restructuring charges for the six and three months ended June 30, 2016 and 2015:

(in thousands)	Severance Charges	Lease Termination Charges	Total
Balance at December 31, 2015	$1,930	4,687	6,617
Accruals for efficiency initiatives	—	31	31
Payments	(1,337)	(343)	(1,680)
Balance at June 30, 2016	$593	4,375	4,968

Balance at April 1, 2016	1,533	4,545	6,078
Accruals for efficiency initiatives	—	(13)	(13)
Payments	(940)	(157)	(1,097)
Balance at June 30, 2016	$593	4,375	4,968

(in thousands)	Severance Charges	Lease Termination Charges	Total
Balance at December 31, 2014	$3,291	5,539	8,830
Accruals for efficiency initiatives	—	(4)	(4)
Payments	(1,038)	(411)	(1,449)
Balance at June 30, 2015	$2,253	5,124	7,377

Balance at April 1, 2015	2,770	5,318	8,088
Accruals for efficiency initiatives	—	(4)	(4)
Payments	(517)	(190)	(707)
Balance at June 30, 2015	$2,253	5,124	7,377

All professional fees and other charges were paid in the quarters that they were incurred. No other restructuring charges resulted in payment accruals.

Note 5 - Loans and Allowance for Loan Losses
The following is a summary of current, accruing past due, and non-accrual loans by portfolio class as of June 30, 2016 and December 31, 2015.

Current, Accruing Past Due, and Non-accrual Loans
	June 30, 2016
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,901,061	5,451	—	5,451	14,149	5,920,661
1-4 family properties	1,106,507	3,270	134	3,404	17,869	1,127,780
Land acquisition	448,740	2,698	206	2,904	7,610	459,254
Total commercial real estate	7,456,308	11,419	340	11,759	39,628	7,507,695
Commercial, financial and agricultural	6,526,947	10,025	4,042	14,067	55,821	6,596,835
Owner-occupied	4,331,804	9,673	—	9,673	17,118	4,358,595
Total commercial and industrial	10,858,751	19,698	4,042	23,740	72,939	10,955,430
Home equity lines	1,633,322	6,604	271	6,875	16,912	1,657,109
Consumer mortgages	2,103,106	7,113	—	7,113	21,895	2,132,114
Credit cards	233,118	1,610	1,306	2,916	—	236,034
Other retail loans	594,142	3,308	5	3,313	2,698	600,153
Total retail	4,563,688	18,635	1,582	20,217	41,505	4,625,410
Total loans	$22,878,747	49,752	5,964	55,716	154,072	23,088,535	(1)

	December 31, 2015
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,726,307	2,284	—	2,284	23,040	5,751,631
1-4 family properties	1,105,914	6,300	103	6,403	16,839	1,129,156
Land acquisition	495,542	639	32	671	17,768	513,981
Total commercial real estate	7,327,763	9,223	135	9,358	57,647	7,394,768
Commercial, financial and agricultural	6,391,036	12,222	785	13,007	49,137	6,453,180
Owner-occupied	4,293,308	5,254	95	5,349	20,293	4,318,950
Total commercial and industrial	10,684,344	17,476	880	18,356	69,430	10,772,130
Home equity lines	1,667,552	5,882	—	5,882	16,480	1,689,914
Consumer mortgages	1,907,644	8,657	134	8,791	22,248	1,938,683
Credit cards	237,742	1,663	1,446	3,109	—	240,851
Other retail loans	418,337	2,390	26	2,416	2,565	423,318
Total retail	4,231,275	18,592	1,606	20,198	41,293	4,292,766
Total loans	$22,243,382	45,291	2,621	47,912	168,370	22,459,664	(2)

(1) Total before net deferred fees and costs of $27.6 million.
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

Loan Portfolio Credit Exposure by Risk Grade
	June 30, 2016
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$5,788,229	86,101	46,331	—	—		5,920,661
1-4 family properties	1,009,820	51,938	58,789	7,233	—		1,127,780
Land acquisition	387,082	52,062	19,784	326	—		459,254
Total commercial real estate	7,185,131	190,101	124,904	7,559	—		7,507,695
Commercial, financial and agricultural	6,317,597	163,494	105,107	10,400	237	(3)	6,596,835
Owner-occupied	4,160,662	81,636	114,409	1,420	468	(3)	4,358,595
Total commercial and industrial	10,478,259	245,130	219,516	11,820	705		10,955,430
Home equity lines	1,632,841	—	21,808	1,201	1,259	(3)	1,657,109
Consumer mortgages	2,102,767	—	27,808	1,372	167	(3)	2,132,114
Credit cards	234,728	—	533	—	773	(4)	236,034
Other retail loans	595,455	—	4,620	—	78	(3)	600,153
Total retail	4,565,791	—	54,769	2,573	2,277		4,625,410
Total loans	$22,229,181	435,231	399,189	21,952	2,982		23,088,535	(5)

	December 31, 2015
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$5,560,595	114,705	76,331	—	—		5,751,631
1-4 family properties	995,903	64,325	61,726	7,202	—		1,129,156
Land acquisition	436,835	46,208	30,574	364	—		513,981
Total commercial real estate	6,993,333	225,238	168,631	7,566	—		7,394,768
Commercial, financial and agricultural	6,184,179	152,189	100,658	13,330	2,824	(3)	6,453,180
Owner-occupied	4,118,631	78,490	121,272	98	459	(3)	4,318,950
Total commercial and industrial	10,302,810	230,679	221,930	13,428	3,283		10,772,130
Home equity lines	1,666,586	—	20,456	1,206	1,666	(3)	1,689,914
Consumer mortgages	1,910,649	—	26,041	1,700	293	(3)	1,938,683
Credit cards	239,405	—	480	—	966	(4)	240,851
Other retail loans	418,929	—	4,315	—	74	(3)	423,318
Total retail	4,235,569	—	51,292	2,906	2,999		4,292,766
Total loans	$21,531,712	455,917	441,853	23,900	6,282		22,459,664	(6)

(1) Includes $270.1 million and $303.7 million of Substandard accruing loans at June 30, 2016 and December 31, 2015, respectively.
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
(5) Total before net deferred fees and costs of $27.6 million.
(6) Total before net deferred fees and costs of $30.1 million.

The following table details the changes in the allowance for loan losses by loan segment for the six and three months ended June 30, 2016 and 2015.

Allowance for Loan Losses and Recorded Investment in Loans
	As of and For The Six Months Ended June 30, 2016
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Total
Allowance for loan losses:
Beginning balance	$87,133	122,989	42,374	252,496
Charge-offs	(9,277)	(10,661)	(7,148)	(27,086)
Recoveries	6,690	4,342	2,564	13,596
Provision for loan losses	(5,187)	12,963	8,294	16,070
Ending balance(1)	$79,359	129,633	46,084	255,076
Ending balance: individually evaluated for impairment	12,515	14,221	1,691	28,427
Ending balance: collectively evaluated for impairment	$66,844	115,412	44,393	226,649
Loans:
Ending balance: total loans(1)(2)	$7,507,695	10,955,430	4,625,410	23,088,535
Ending balance: individually evaluated for impairment	112,954	119,805	37,788	270,547
Ending balance: collectively evaluated for impairment	$7,394,741	10,835,625	4,587,622	22,817,988

	As of and For The Six Months Ended June 30, 2015
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Total
Allowance for loan losses:
Beginning balance	$101,471	118,110	41,736	261,317
Charge-offs	(10,397)	(9,074)	(11,757)	(31,228)
Recoveries	6,481	3,570	3,528	13,579
Provision for loan losses	(6,864)	10,444	7,454	11,034
Ending balance(1)	$90,691	123,050	40,961	254,702
Ending balance: individually evaluated for impairment	17,197	10,292	1,092	28,581
Ending balance: collectively evaluated for impairment	$73,494	112,758	39,869	226,121
Loans:
Ending balance: total loans(1)(3)	$7,071,595	10,404,527	4,047,868	21,523,990
Ending balance: individually evaluated for impairment	193,230	112,491	41,013	346,734
Ending balance: collectively evaluated for impairment	$6,878,365	10,292,036	4,006,855	21,177,256

(1) As of and for the six months ended June 30, 2016 and 2015, there were no purchased credit-impaired loans and no allowance for loan losses for purchased credit-impaired loans.
(2) Total before net deferred fees and costs of $27.6 million.
(3) Total before net deferred fees and costs of $29.1 million.

Allowance for Loan Losses and Recorded Investment in Loans
	As of and For The Three Months Ended June 30, 2016
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Total
Allowance for loan losses:
Beginning balance	$84,557	124,878	45,081	254,516
Charge-offs	(7,455)	(5,136)	(3,180)	(15,771)
Recoveries	5,397	3,078	1,163	9,638
Provision for loan losses	(3,140)	6,813	3,020	6,693
Ending balance(1)	$79,359	129,633	46,084	255,076
Ending balance: individually evaluated for impairment	12,515	14,221	1,691	28,427
Ending balance: collectively evaluated for impairment	$66,844	115,412	44,393	226,649
Loans:
Ending balance: total loans(1)(2)	$7,507,695	10,955,430	4,625,410	23,088,535
Ending balance: individually evaluated for impairment	112,954	119,805	37,788	270,547
Ending balance: collectively evaluated for impairment	$7,394,741	10,835,625	4,587,622	22,817,988

	As of and For The Three Months Ended June 30, 2015
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Total
Allowance for loan losses:
Beginning balance	$94,208	117,806	41,357	253,371
Charge-offs	(2,957)	(3,802)	(3,845)	(10,604)
Recoveries	2,540	1,305	1,454	5,299
Provision for loan losses	(3,100)	7,741	1,995	6,636
Ending balance(1)	$90,691	123,050	40,961	254,702
Ending balance: individually evaluated for impairment	17,197	10,292	1,092	28,581
Ending balance: collectively evaluated for impairment	$73,494	112,758	39,869	226,121
Loans:
Ending balance: total loans(1)(3)	7,071,595	10,404,527	4,047,868	21,523,990
Ending balance: individually evaluated for impairment	193,230	112,491	41,013	346,734
Ending balance: collectively evaluated for impairment	$6,878,365	10,292,036	4,006,855	21,177,256

(1) As of and for the three months ended June 30, 2016 and 2015, there were no purchased credit-impaired loans and no allowance for loan losses for purchased credit-impaired loans.
(2) Total before net deferred fees and costs of $27.6 million.
(3) Total before net deferred fees and costs of $29.1 million.

The tables below summarize impaired loans (including accruing TDRs) as of June 30, 2016 and December 31, 2015.

Impaired Loans (including accruing TDRs)
	June 30, 2016			Six Months Ended June 30, 2016		Three Months Ended June 30, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$4,249	4,275	—	8,772	—	8,185	—
1-4 family properties	1,219	5,243	—	1,417	—	1,329	—
Land acquisition	2,650	7,109	—	4,431	—	2,857	—
Total commercial real estate	8,118	16,627	—	14,620	—	12,371	—
Commercial, financial and agricultural	5,434	7,585	—	5,738	—	5,761	—
Owner-occupied	8,023	9,019	—	8,661	—	8,753	—
Total commercial and industrial	13,457	16,604	—	14,399	—	14,514	—
Home equity lines	1,043	1,043	—	1,039	—	1,043	—
Consumer mortgages	814	2,065	—	814	—	814	—
Credit cards	—	—	—	—	—	—	—
Other retail loans	—	—	—	—	—	—	—
Total retail	1,857	3,108	—	1,853	—	1,857	—
Total impaired loans with no related allowance recorded	$23,432	36,339	—	30,872	—	28,742	—
With allowance recorded
Investment properties	$39,590	39,593	4,356	49,244	1,022	40,474	366
1-4 family properties	50,946	50,985	7,466	49,705	461	49,975	344
Land acquisition	14,300	14,301	693	19,715	223	16,342	95
Total commercial real estate	104,836	104,879	12,515	118,664	1,706	106,791	805
Commercial, financial and agricultural	53,621	55,850	12,634	54,517	517	59,487	328
Owner-occupied	52,727	52,948	1,587	50,379	927	51,355	483
Total commercial and industrial	106,348	108,798	14,221	104,896	1,444	110,842	811
Home equity lines	9,019	9,019	134	9,410	512	9,201	250
Consumer mortgages	20,939	20,939	1,179	21,480	224	21,138	109
Credit cards	—	—	—	—	—	—	—
Other retail loans	5,973	5,975	378	4,935	143	5,190	71
Total retail	35,931	35,933	1,691	35,825	879	35,529	430
Total impaired loans with allowance recorded	$247,115	249,610	28,427	259,385	4,029	253,162	2,046
Total impaired loans
Investment properties	$43,839	43,868	4,356	58,016	1,022	48,659	366
1-4 family properties	52,165	56,228	7,466	51,122	461	51,304	344
Land acquisition	16,950	21,410	693	24,146	223	19,199	95
Total commercial real estate	112,954	121,506	12,515	133,284	1,706	119,162	805
Commercial, financial and agricultural	59,055	63,435	12,634	60,255	517	65,248	328
Owner-occupied	60,750	61,967	1,587	59,040	927	60,108	483
Total commercial and industrial	119,805	125,402	14,221	119,295	1,444	125,356	811
Home equity lines	10,062	10,062	134	10,449	512	10,244	250
Consumer mortgages	21,753	23,004	1,179	22,294	224	21,952	109
Credit cards	—	—	—	—	—	—	—
Other retail loans	5,973	5,975	378	4,935	143	5,190	71
Total retail	37,788	39,041	1,691	37,678	879	37,386	430
Total impaired loans	$270,547	285,949	28,427	290,257	4,029	281,904	2,046

Impaired Loans (including accruing TDRs)
	December 31, 2015			Year Ended December 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$10,051	12,946	—	11,625	—
1-4 family properties	1,507	5,526	—	2,546	—
Land acquisition	8,551	39,053	—	13,897	—
Total commercial real estate	20,109	57,525	—	28,068	—
Commercial, financial and agricultural	4,393	7,606	—	5,737	—
Owner-occupied	8,762	11,210	—	14,657	—
Total commercial and industrial	13,155	18,816	—	20,394	—
Home equity lines	1,030	1,030	—	573	—
Consumer mortgages	814	941	—	995	—
Credit cards	—	—	—	—	—
Other retail loans	—	—	—	—	—
Total retail	1,844	1,971	—	1,568	—
Total impaired loans with no related allowance recorded	$35,108	78,312	—	50,030	—
With allowance recorded
Investment properties	$62,305	62,305	10,070	73,211	2,131
1-4 family properties	51,376	51,376	6,184	61,690	1,618
Land acquisition	24,168	24,738	2,715	34,793	936
Total commercial real estate	137,849	138,419	18,969	169,694	4,685
Commercial, financial and agricultural	42,914	44,374	8,339	43,740	1,125
Owner-occupied	49,530	49,688	2,138	55,323	1,814
Total commercial and industrial	92,444	94,062	10,477	99,063	2,939
Home equity lines	9,575	9,575	206	8,318	346
Consumer mortgages	22,173	23,297	651	26,044	1,229
Credit cards	—	—	—	—	—
Other retail loans	4,651	4,651	132	5,105	323
Total retail	36,399	37,523	989	39,467	1,898
Total impaired loans with allowance recorded	$266,692	270,004	30,435	308,224	9,522
Total impaired loans
Investment properties	$72,356	75,251	10,070	84,836	2,131
1-4 family properties	52,883	56,902	6,184	64,236	1,618
Land acquisition	32,719	63,791	2,715	48,690	936
Total commercial real estate	157,958	195,944	18,969	197,762	4,685
Commercial, financial and agricultural	47,307	51,980	8,339	49,477	1,125
Owner-occupied	58,292	60,898	2,138	69,980	1,814
Total commercial and industrial	105,599	112,878	10,477	119,457	2,939
Home equity lines	10,605	10,605	206	8,891	346
Consumer mortgages	22,987	24,238	651	27,039	1,229
Credit cards	—	—	—	—	—
Other retail loans	4,651	4,651	132	5,105	323
Total retail	38,243	39,494	989	41,035	1,898
Total impaired loans	$301,800	348,316	30,435	358,254	9,522

The average recorded investment in impaired loans was $401.5 million and $375.5 million for the six and three months ended June 30, 2015. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the six and three months ended June 30, 2015. Interest income recognized for accruing TDRs was $5.1 million and $2.5 million for the six and three months ended June 30, 2015. At June 30, 2016 and December 31, 2015, impaired loans of $65.4 million and $77.9 million, respectively, were on non-accrual status.
Concessions provided in a TDR are primarily in the form of providing a below market interest rate given the borrower's credit risk, a period of time generally less than one year with a reduction of required principal and/or interest payments (e.g., interest only for a period of time), or an extension of the maturity of the loan generally for less than one year. Insignificant periods of reduction of principal and/or interest payments, or one-time deferrals of 3 months or less, are generally not considered to be financial concessions.

The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the six and three months ended June 30, 2016 and 2015 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Six Months Ended June 30, 2016
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	3	$—	1,826	148	1,974
1-4 family properties	19	—	3,490	1,164	4,654
Land acquisition	11	—	—	1,269	1,269
Total commercial real estate	33	—	5,316	2,581	7,897
Commercial, financial and agricultural	45	—	13,948	4,845	18,793
Owner-occupied	6	—	2,667	550	3,217
Total commercial and industrial	51	—	16,615	5,395	22,010
Home equity lines	3	—	224	—	224
Consumer mortgages	6	—	354	51	405
Credit cards	—	—	—	—	—
Other retail loans	17	—	324	1,534	1,858
Total retail	26	—	902	1,585	2,487
Total TDRs	110	$—	22,833	9,561	32,394	(1)

	Three Months Ended June 30, 2016
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	1	$—	1,389	—	1,389
1-4 family properties	12	—	3,095	324	3,419
Land acquisition	5	—	—	734	734
Total commercial real estate	18	—	4,484	1,058	5,542
Commercial, financial and agricultural	15	—	1,934	1,458	3,392
Owner-occupied	2	—	1,132	102	1,234
Total commercial and industrial	17	—	3,066	1,560	4,626
Home equity lines	1	—	28	—	28
Consumer mortgages	3	—	200	51	251
Credit cards	—	—	—	—	—
Other retail loans	10	—	94	1,449	1,543
Total retail	14	—	322	1,500	1,822
Total TDRs	49	$—	7,872	4,118	11,990	(2)

(1) No net charge-offs were recorded during the six months ended June 30, 2016 upon restructuring of these loans.
(2) No net charge-offs were recorded during the three months ended June 30, 2016 upon restructuring of these loans.

TDRs by Concession Type
	Six Months Ended June 30, 2015
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	4	$—	16,932	3,815	20,747
1-4 family properties	21	14,823	3,358	879	19,060
Land acquisition	6	—	604	819	1,423
Total commercial real estate	31	14,823	20,894	5,513	41,230
Commercial, financial and agricultural	49	—	1,580	3,844	5,424
Owner-occupied	3	—	1,739	416	2,155
Total commercial and industrial	52	—	3,319	4,260	7,579
Home equity lines	48	—	2,517	2,148	4,665
Consumer mortgages	12	—	510	786	1,296
Credit cards	—	—	—	—	—
Other retail loans	13	—	257	495	752
Total retail	73	—	3,284	3,429	6,713
Total TDRs	156	$14,823	27,497	13,202	55,522	(3)

	Three Months Ended June 30, 2015
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	1	$—	—	211	211
1-4 family properties	8	—	502	729	1,231
Land acquisition	3	—	349	111	460
Total commercial real estate	12	—	851	1,051	1,902
Commercial, financial and agricultural	24	—	565	1,954	2,519
Owner-occupied	1	—	—	416	416
Total commercial and industrial	25	—	565	2,370	2,935
Home equity lines	37	—	1,542	2,013	3,555
Consumer mortgages	1	—	265	—	265
Credit cards	—	—	—	—	—
Other retail loans	7	—	—	431	431
Total retail	45	—	1,807	2,444	4,251
Total TDRs	82	$—	3,223	5,865	9,088	(4)

(3) Net charge-offs of $4.0 million were recorded during the six months ended June 30, 2015 upon restructuring of these loans.
(4) No net charge-offs were recorded during the three months ended June 30, 2015 upon restructuring of these loans.

For both the six and three months ended June 30, 2016, there was one default with a recorded investment of $92 thousand on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments) compared to two defaults with a recorded investment of $115 thousand and no defaults, respectively, for the six and three months ended June 30, 2015.
If, at the time a loan was designated as a TDR, the loan was not already impaired, the measurement of impairment that resulted from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At June 30, 2016, the allowance for loan losses allocated to accruing TDRs totaling $205.2 million was $12.7 million compared to accruing TDRs of $223.9 million with an allocated allowance for loan losses of $12.6 million at December 31, 2015. Non-accrual, non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs, are individually measured for the amount of impairment, if any, both before and after the TDR designation.

Note 6 - Other Comprehensive Income (Loss)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the six and three months ended June 30, 2016 and 2015.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance at December 31, 2015	$(12,504)	(18,222)	907	(29,819)
Other comprehensive income before reclassifications	—	40,722	—	40,722
Amounts reclassified from accumulated other comprehensive income (loss)	207	(41)	(64)	102
Net current period other comprehensive income	207	40,681	(64)	40,824
Balance as of June 30, 2016	$(12,297)	22,459	843	11,005

Balance as of April 1, 2016	$(12,336)	10,747	849	(740)
Other comprehensive income before reclassifications	—	11,712	—	11,712
Amounts reclassified from accumulated other comprehensive income (loss)	39	—	(6)	33
Net current period other comprehensive income	39	11,712	(6)	11,745
Balance as of June 30, 2016	$(12,297)	22,459	843	11,005

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance at December 31, 2014	$(12,824)	(713)	932	(12,605)
Other comprehensive income before reclassifications	—	(8,279)	143	(8,136)
Amounts reclassified from accumulated other comprehensive income (loss)	137	(1,667)	(52)	(1,582)
Net current period other comprehensive income	137	(9,946)	91	(9,718)
Balance as of June 30, 2015	$(12,687)	(10,659)	1,023	(22,323)

Balance as of April 1, 2015	$(12,755)	8,198	906	(3,651)
Other comprehensive income (loss) before reclassifications	—	(17,636)	143	(17,493)
Amounts reclassified from accumulated other comprehensive income (loss)	68	(1,221)	(26)	(1,179)
Net current period other comprehensive income (loss)	68	(18,857)	117	(18,672)
Balance as of June 30, 2015	$(12,687)	(10,659)	1,023	(22,323)

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). During the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative financial instruments, equity securities, and debt securities as a single portfolio. As of June 30, 2016, the balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to a previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	For the Six Months Ended June 30,
	2016	2015
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(140)	(224)	Interest expense
Amortization of deferred losses	(197)	—	Loss on early extinguishment of debt
	130	87	Income tax (expense) benefit
	$(207)	(137)	Reclassifications, net of income taxes

Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$67	2,710	Investment securities gains, net
	(26)	(1,043)	Income tax (expense) benefit
	$41	1,667	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$104	84	Salaries and other personnel expense
	(40)	(32)	Income tax (expense) benefit
	$64	52	Reclassifications, net of income taxes

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	For the Three Months Ended June 30,
	2016	2015
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(64)	(112)	Interest expense
	25	44	Income tax (expense) benefit
	$(39)	(68)	Reclassifications, net of income taxes

Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$—	1,985	Investment securities gains, net
	—	(764)	Income tax (expense) benefit
	$—	1,221	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$10	42	Salaries and other personnel expense
	(4)	(16)	Income tax (expense) benefit
	$6	26	Reclassifications, net of income taxes

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments. Transfers between levels during the six and three months ended June 30, 2016 and year ended December 31, 2015 were inconsequential.

	June 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	—	798	—	798
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	11	—	11
Other U.S. Government agencies		177		177
State and municipal securities	—	15	—	15
Total trading securities	$—	1,001	—	1,001
Mortgage loans held for sale	—	87,824	—	87,824
Investment securities available for sale:
U.S. Treasury securities	74,823	—	—	74,823
U.S. Government agency securities	—	13,449	—	13,449
Securities issued by U.S. Government sponsored enterprises	—	50,117	—	50,117
Mortgage-backed securities issued by U.S. Government agencies	—	192,783	—	192,783
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,581,669	—	2,581,669
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	635,614	—	635,614
State and municipal securities	—	3,046	—	3,046
Equity securities	8,731	—	—	8,731
Other investments(1)	3,169	15,333	1,625	20,127
Total investment securities available for sale	$86,723	3,492,011	1,625	3,580,359
Private equity investments	—	658	26,866	27,524
Mutual funds held in rabbi trusts	11,141	—	—	11,141
Derivative assets:
Interest rate contracts	—	36,804	—	36,804
Mortgage derivatives(2)	—	2,541	—	2,541
Total derivative assets	$—	39,345	—	39,345
Liabilities
Trading account liabilities	—	789	—	789
Derivative liabilities:
Interest rate contracts	—	37,221	—	37,221
Mortgage derivatives(2)	—	1,467	—	1,467
Visa derivative	—	—	1,415	1,415
Total derivative liabilities	$—	38,688	1,415	40,103

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	—	2,922	—	2,922
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	1,078	—	1,078
State and municipal securities	—	1,097	—	1,097
Total trading securities	$—	5,097	—	5,097
Mortgage loans held for sale	—	59,275	—	59,275
Investment securities available for sale:
U.S. Treasury securities	43,357	—	—	43,357
U.S. Government agency securities	—	13,623	—	13,623
Securities issued by U.S. Government sponsored enterprises	—	126,909	—	126,909
Mortgage-backed securities issued by U.S. Government agencies	—	210,004	—	210,004
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,630,419	—	2,630,419
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	529,597	—	529,597
State and municipal securities	—	4,434	—	4,434
Equity securities	9,672	—	—	9,672
Other investments(1)	3,073	14,985	1,745	19,803
Total investment securities available for sale	$56,102	3,529,971	1,745	3,587,818
Private equity investments	—	870	27,148	28,018
Mutual funds held in rabbi trusts	10,664	—	—	10,664
Derivative assets:
Interest rate contracts	—	25,580	—	25,580
Mortgage derivatives(2)	—	1,559	—	1,559
Total derivative assets	$—	27,139	—	27,139

Liabilities
Trading account liabilities	—	1,032	—	1,032
Derivative liabilities:
Interest rate contracts	—	26,030	—	26,030
Visa derivative	—	—	1,415	1,415
Total derivative liabilities	$—	26,030	1,415	27,445

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

Changes in Fair Value Included in Net Income
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Mortgage loans held for sale	$1,850	(563)	$878	(973)

Mortgage Loans Held for Sale
(in thousands)	As of June 30, 2016	As of December 31, 2015
Fair value	$87,824	59,275
Unpaid principal balance	84,877	58,177
Fair value less aggregate unpaid principal balance	$2,947	1,098

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the six and three months ended June 30, 2016 and 2015 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During the six and three months ended June 30, 2016 and 2015, Synovus did not have any transfers between levels in the fair value hierarchy.

	Six Months Ended June 30,
	2016			2015
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative
Beginning balance, January 1,	$1,745	27,148	(1,415)	1,645	27,367	(1,401)
Total gains (losses) realized/unrealized:
Included in earnings	—	(278)	(720)	—	(408)	(729)
Unrealized gains (losses) included in other comprehensive income	(120)	—	—	55	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	(4)	720	—	—	715
Amortization of discount/premium	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance, June 30,	$1,625	26,866	(1,415)	1,700	26,959	(1,415)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30,	$—	(278)	(720)	—	(408)	(729)

	Three Months Ended June 30,
	2016			2015
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative
Beginning balance, April 1,	$1,638	26,757	(1,415)	1,654	27,081	(1,425)
Total gains (losses) realized/unrealized:
Included in earnings	—	113	(360)	—	(122)	(354)
Unrealized gains (losses) included in other comprehensive income	(13)	—	—	46	—	—
Settlements	—	(4)	360	—	—	364
Ending balance, June 30,	$1,625	26,866	(1,415)	1,700	26,959	(1,415)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30,	$—	113	(360)	—	(122)	(354)

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

			June 30, 2016	December 31, 2015
	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)	Range (Weighted Average)(1)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale - Other Investments:

Trust preferred securities	Discounted cash flow analysis	Credit spread embedded in discount rate	530 bps	477 bps

Private equity investments	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies
			N/A	N/A
		Discount for lack of marketability(2)	15%	15%

Visa derivative liability	Internal valuation	Estimated future cumulative deposits to the litigation escrow for settlement of the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty	N/A	N/A

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

	June 30, 2016				December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Impaired loans*	$—	—	3,680	3,680	—	—	11,264	11,264
Other loans held for sale	—	—	—	—	—	—	425	425
Other real estate	—	—	13,082	13,082	—	—	23,519	23,519
Other assets held for sale	$—	—	8,043	8,043	—	—	3,425	3,425

The following table presents fair value adjustments recognized in earnings for the six and three months ended June 30, 2016 and 2015 for the assets measured at fair value on a non-recurring basis.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Impaired loans*	$1,162	1,792	—	1,546
Other real estate	3,306	8,962	2,053	4,714
Other assets held for sale	6,625	—	5,593	—

* Collateral-dependent impaired loans that were written down to collateral value during the period.

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

			June 30, 2016	December 31, 2015
	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis

Collateral dependent impaired loans	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0% - 83% (32%) 0% - 10% (7%)	0%-100% (51%) 0%-10% (7%)

Other loans held for sale	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs		0%-11% (7%) 0%-10% (7%)

Other real estate	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0% - 32% (13%) 0% - 10% (7%)	0%-20% (7%) 0%-10% (7%)

Other assets held for sale	Third-party appraised value of collateral less estimated selling costs or BOV	Discount to appraised value (2) Estimated selling costs	0%-86% (65%) 0%-10% (7%)	0%-75% (42%) 0%-10% (7%)

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

Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at June 30, 2016 and December 31, 2015. The fair value represents management’s best estimates based on a range of methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans, interest bearing deposits (including brokered deposits), and long-term debt, the fair value amounts should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately.

The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$377,334	377,334	377,334	—	—
Interest bearing funds with Federal Reserve Bank	904,406	904,406	904,406	—	—
Interest earning deposits with banks	24,541	24,541	24,541	—	—
Federal funds sold and securities purchased under resale agreements	77,685	77,685	77,685	—	—
Trading account assets	1,001	1,001	—	1,001	—
Mortgage loans held for sale	87,824	87,824	—	87,824	—
Investment securities available for sale	3,580,359	3,580,359	86,723	3,492,011	1,625
Private equity investments	27,524	27,524	—	658	26,866
Mutual funds held in rabbi trusts	11,141	11,141	11,141	—	—
Loans, net of deferred fees and costs	23,060,908	22,873,602	—	—	22,873,602
Derivative assets	39,345	39,345	—	39,345	—
Financial liabilities
Trading account liabilities	789	789	—	789	—
Non-interest bearing deposits	6,934,443	6,934,443	—	6,934,443	—
Interest bearing deposits	16,991,479	16,999,970	—	16,999,970	—
Federal funds purchased and securities sold under repurchase agreements	247,179	247,179	247,179	—	—
Long-term debt	2,135,892	2,203,518	—	2,203,518	—
Derivative liabilities	$40,103	40,103	—	38,688	1,415

	December 31, 2015
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$367,092	367,092	367,092	—	—
Interest bearing funds with Federal Reserve Bank	829,887	829,887	829,887	—	—
Interest earning deposits with banks	17,387	17,387	17,387	—	—
Federal funds sold and securities purchased under resale agreements	69,819	69,819	69,819	—	—
Trading account assets	5,097	5,097		5,097	—
Mortgage loans held for sale	59,275	59,275		59,275	—
Other loans held for sale	425	425	—	—	425
Investment securities available for sale	3,587,818	3,587,818	56,102	3,529,971	1,745
Private equity investments	28,018	28,018	—	870	27,148
Mutual funds held in rabbi trusts	10,664	10,664	10,664	—	—
Loans, net of deferred fees and costs	22,429,565	22,192,903	—	—	22,192,903
Derivative assets	27,139	27,139	—	27,139	—

Financial liabilities
Trading account liabilities	1,032	1,032	—	1,032	—
Non-interest bearing deposits	6,732,970	6,732,970	—	6,732,970	—
Interest bearing deposits	16,509,691	16,516,222	—	16,516,222	—
Federal funds purchased and securities sold under repurchase agreements	177,025	177,025	177,025	—	—
Long-term debt	2,186,893	2,244,376	—	2,244,376	—
Derivative liabilities	$27,445	27,445	—	26,030	1,415

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
Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of June 30, 2016 and December 31, 2015, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk related to core banking activities.
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
Cash Flow Hedges
As of June 30, 2016, there were no cash flow hedges outstanding. Synovus did not terminate any cash flow hedges during 2016 or 2015. The remaining unamortized deferred net loss balance of all previously terminated cash flow hedges at June 30, 2016 and December 31, 2015 was $(260) thousand and $(597) thousand, respectively. Synovus expects to reclassify from accumulated other comprehensive income (loss) $260 thousand to interest expense during the next twelve months as amortization of deferred losses from prior period cash flow hedge terminations is recognized. Additionally, Synovus recognized $197 thousand of the deferred loss balance to loss on early extinguishment of debt during the first quarter of 2016.
Fair Value Hedges
As of June 30, 2016, there were no fair value hedges outstanding. Synovus did not terminate any fair value hedges during 2016 or 2015. The remaining unamortized deferred gain balance on all previously terminated fair value hedges at June 30, 2016 and December 31, 2015 was $1.7 million and $4.0 million, respectively. Synovus expects to reclassify from hedge-related basis adjustment, a component of long-term debt, $1.7 million of the deferred gain balance on previously terminated fair value hedges as a reduction to interest expense during the next twelve months as amortization of deferred gains is recorded. Additionally, Synovus recorded $1.3 million of the unamortized deferred gain balance to loss on early extinguishment of debt during the first quarter of 2016.
Customer Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' consolidated balance sheet. Fair value changes are recorded in non-interest income in Synovus' consolidated statements of income. As of June 30, 2016, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.28 billion, an increase of $6.9 million compared to December 31, 2015.
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative contract was $1.4 million at both June 30, 2016 and December 31, 2015. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract.
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
At June 30, 2016 and December 31, 2015, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $108.9 million and $88.8 million, respectively. The fair value of these commitments resulted in a gain of $1.2 million and $266 thousand for the six months ended June 30, 2016 and 2015, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At June 30, 2016 and December 31, 2015, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $135.0 million and $95.0 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. Fair value adjustments related to these outstanding commitments to sell mortgage loans resulted in a loss of $1.6 million and a gain of $2.0 million for the six months ended June 30, 2016 and 2015, respectively, which were recorded as a component of mortgage banking income in the consolidated statements of income.
Collateral Contingencies
Certain derivative counterparties require Synovus to maintain specified minimum credit ratings from each of the major credit rating agencies. Should Synovus’ credit rating fall below these specified ratings, the counterparties have the contractual right to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. Certain of these agreements currently require Synovus to post collateral against specific derivative positions. Additionally, as of June 10, 2013, the CCC became mandatory for certain trades as required under the Dodd-Frank Act. These derivative transactions also carry collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As trades are migrated to the CCC, dealer counterparty exposure will be reduced, and higher notional amounts of Synovus' derivative instruments will be housed at the CCC, a highly regulated and well-capitalized entity. As of June 30, 2016, collateral totaling $75.2 million, consisting of Federal funds sold, was pledged to the derivative counterparties, including $22.9 million with the CCC, to comply with collateral requirements.

The impact of derivative instruments on the consolidated balance sheets at June 30, 2016 and December 31, 2015 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
(in thousands)	Location on Consolidated Balance Sheet	June 30, 2016	December 31, 2015	Location on Consolidated Balance Sheet	June 30, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$36,804	25,580	Other liabilities	37,221	26,030
Mortgage derivatives	Other assets	2,541	1,559	Other liabilities	1,467	—
Visa derivative		—	—	Other liabilities	1,415	1,415
Total derivatives not designated as hedging instruments		$39,345	27,139		40,103	27,445

The pre-tax effect of fair value hedges on the consolidated statements of income for the six and three months ended June 30, 2016 is presented below.

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
(in thousands)		Six Months Ended June 30,
Derivatives not designated as hedging instruments		2016	2015
Interest rate contracts(1)	Other non-interest income	33	(124)
Mortgage derivatives(2)	Mortgage banking income	(485)	2,231
Total		$(452)	2,107

		Gain (Loss) Recognized in Income
(in thousands)		Three Months Ended June 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income	2016	2015
Interest rate contracts(1)	Other non-interest income	27	55
Mortgage derivatives(2)	Mortgage banking income	(335)	1,128
Total		$(308)	1,183

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third-party investors.
During the six months ended June 30, 2016 and 2015, Synovus reclassified $950 thousand and $1.5 million, respectively, from hedge-related basis adjustment, a component of long-term debt, as a reduction to interest expense. Additionally, during the six months ended June 30, 2016, Synovus reclassified $1.3 million from hedge-related basis adjustment, as a reduction to loss on early extinguishment of debt. These deferred gains relate to hedging relationships that have been previously terminated and are reclassified into earnings over the remaining life of the hedged items.

Note 9 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the six and three months ended June 30, 2016.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Basic Net Income Per Common Share:
Net income available to common shareholders	$107,870	104,637	$57,898	53,233
Weighted average common shares outstanding	126,164	133,935	125,100	132,947
Net income per common share, basic	$0.85	0.78	0.46	0.40
Diluted Net Income Per Common Share:
Net income available to common shareholders	$107,870	104,637	$57,898	53,233
Weighted average common shares outstanding	126,164	133,935	125,100	132,947
Potentially dilutive shares from outstanding equity-based awards	614	743	599	678
Weighted average diluted common shares	126,778	134,678	125,699	133,625
Net income per common share, diluted	$0.85	0.78	0.46	0.40

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
As of June 30, 2016 and 2015, there were 2.5 million and 2.7 million, respectively, potentially dilutive shares related to common stock options and Warrants to purchase shares of common stock that were outstanding during 2016 and 2015, but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.

Note 10 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At June 30, 2016, Synovus had a total of 6.2 million shares of its authorized but unissued common stock reserved for future grants under the 2013 Omnibus Plan. The 2013 Omnibus Plan authorizes 8.6 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units, and performance share units) count as two share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. The Plan permits grants of share-based compensation including stock options, restricted share units, market restricted share units, and performance share units. The grants generally include vesting periods ranging from three to five years and contractual terms of ten years. Stock options are granted at exercise prices which equal the fair value of a share of common stock on the grant-date. Market restricted share units and performance share units are granted at target and are compared annually to required market and performance metrics to determine final units vested and compensation expense. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units, market restricted share units, and performance share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
Share-based Compensation Expense
Total share-based compensation expense was $6.8 million and $3.5 million for the six and three months ended June 30, 2016, respectively, and $6.3 million and $3.0 million for the six and three months ended June 30, 2015, respectively.
Stock Options
No stock option grants were made during the six months ended June 30, 2016. At June 30, 2016, there were 1.5 million outstanding options to purchase shares of common stock with a weighted average exercise price of $34.10 per share.
Restricted Share Units, Performance Share Units, and Market Restricted Share Units
During the six months ended June 30, 2016, Synovus awarded 342 thousand restricted share units that have a service-based vesting period of three years and awarded 84 thousand performance share units that vest upon service and performance conditions. Synovus also granted 84 thousand market restricted share units during the six months ended June 30, 2016. The weighted average grant-date fair value of the awarded restricted share units, performance share units and market restricted share units was $26.22 per share. Market restricted share units and performance share units are granted at target and are compared annually to required market and performance metrics. The performance share units vest upon meeting certain service and performance conditions. Return on average assets (ROAA) performance is evaluated each year over a three-year performance period, with share distribution determined at the end of the three years. The number of performance share units that will ultimately vest ranges from 0% to 150% of target based on Synovus' three-year weighted average ROAA (as defined). The market restricted share units have a three-year service-based vesting component as well as a total shareholder return multiplier. The number of market restricted share units that will ultimately vest ranges from 75% to 125% of target based on Synovus' total shareholder return. At June 30, 2016, including dividend equivalents granted, there were 1.1 million restricted share units, performance share units and market restricted share units outstanding with a weighted average grant-date fair value of $26.30 per share.
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

Unfunded lending commitments and letters of credit at June 30, 2016 and December 31, 2015 are presented below.

(in thousands)	June 30, 2016	December 31, 2015
Letters of credit*	$182,327	166,936
Commitments to fund commercial real estate, construction, and land development loans	1,696,990	1,882,130
Unused credit card lines	1,078,166	1,055,181
Commitments under home equity lines of credit	1,089,537	1,051,386
Commitments to fund commercial and industrial loans	4,169,140	4,094,809
Other loan commitments	417,431	284,706
Total unfunded lending commitments and letters of credit	$8,633,591	8,535,148

* Represents the contractual amount net of risk participations of $62 million and $66 million at June 30, 2016 and December 31, 2015, respectively.

Note 12 - Legal Proceedings
Synovus and its subsidiaries are subject to various legal proceedings, claims and disputes that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. Synovus, like many other financial institutions, has been the target of legal actions and other proceedings asserting claims for damages and related relief for losses. These actions include mortgage loan and other loan put-back claims, claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including putative class action matters. In addition to actual damages if Synovus does not prevail in such asserted legal actions, credit-related litigation could result in additional write-downs or charge-offs of assets, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off were to occur.
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of June 30, 2016 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
In addition, where Synovus determines that there is a reasonable possibility of a loss in respect of legal matters, including those legal matters described below, Synovus considers whether it is able to estimate the total reasonably possible loss or range of loss. An event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely." An event is "remote" if "the chance of the future event occurring is more than slight but less than reasonably possible." In many situations, Synovus may be unable to estimate reasonably possible losses due to the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. For those legal matters where Synovus is able to estimate a range of reasonably possible losses, management currently estimates that the aggregate range from our pending and threatened litigation, including, without limitation, the matters described below, is from zero to $12 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be higher. As there are further developments in these legal matters, Synovus will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations for any particular period.
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
Synovus believes it has substantial defenses related to these purported claims and intends to vigorously defend the claims asserted. Synovus currently cannot reasonably estimate losses attributable to this matter.

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

(12)
the risk that we may not be able to identify suitable acquisition targets as part of our growth strategy and even if we are able to identify suitable acquisition targets, we may not be able to complete such acquisitions, successfully integrate bank or nonbank acquisitions into our existing operations, or realize the anticipated benefits or synergies from such acquisitions;

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

INTRODUCTION AND CORPORATE PROFILE
Synovus Financial Corp. is a financial services company and a registered bank holding company headquartered in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, member FDIC, the company provides commercial and retail banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, and international banking. Synovus also provides mortgage services, financial planning, and investment advisory services through its wholly-owned subsidiaries, Synovus Mortgage, Synovus Trust, and Synovus Securities, as well as its GLOBALT and Creative Financial Group divisions.
Synovus Bank's 28 locally-branded bank divisions are positioned in some of the best markets in the Southeast, with 253 branches and 335 ATMs in Georgia, Alabama, South Carolina, Florida, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the six and three months ended June 30, 2016 and financial condition as of June 30, 2016 and December 31, 2015. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2015 Form 10-K.
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
A reading of each section is important to understand fully the nature of our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS
Consolidated Financial Highlights

	Six Months Ended June 30,			Three Months Ended June 30,
(dollars in thousands, except per share data)	2016	2015	Change	2016	2015	Change
Net interest income	$439,643	406,907	8.0%	$221,449	203,644	8.7%
Provision for loan losses	16,070	11,034	45.6	6,693	6,636	0.9
Non-interest income	131,033	134,687	(2.7)	67,886	68,832	(1.4)
Adjusted non-interest income(1)	130,966	131,977	(0.8)	67,886	66,847	1.6
Non-interest expense	376,844	356,713	5.6	188,611	177,806	6.1
Adjusted non-interest expense(1)	361,708	351,686	2.8	182,410	173,047	5.4
Income before income taxes	177,762	173,847	2.3	94,031	88,034	6.8
Net income	112,989	109,756	2.9	60,457	55,792	8.4
Net income available to common shareholders	107,870	104,637	3.1	57,898	53,233	8.8
Net income per common share, basic	0.85	0.78	9.4	0.46	0.40	15.6
Net income per common share, diluted	0.85	0.78	9.5	0.46	0.40	15.6
Net interest margin	3.27%	3.22	5 bps	3.27%	3.15	12bps
Net charge-off ratio (annualized)	0.12	0.17	(5) bps	0.11	0.10	1bp

	June 30, 2016	March 31, 2016	Sequential Quarter Change	June 30, 2015	Year-Over-Year Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$23,060,908	22,758,203	302,705	$21,494,869	1,566,039
Total deposits	23,925,922	23,449,928	475,994	22,649,181	1,276,741
Total average deposits	23,608,027	23,210,263	397,764	22,466,102	1,141,925
Average core deposits(1)	22,271,027	22,115,024	156,003	20,910,171	1,360,856
Average core deposits excluding average state, county, and municipal (SCM) deposits(1)	19,990,988	19,674,275	316,713	18,632,388	1,358,600

Non-performing assets ratio	0.81%	0.95	(14) bps	1.11%	(30) bps
Non-performing loans ratio	0.67	0.78	(11) bps	0.81	(14) bps
Past due loans over 90 days	0.03	0.01	2 bps	0.02	1 bp

Tier 1 capital	$2,627,572	2,609,191	18,381	2,615,827	11,745
Common equity Tier 1 capital (transitional)	2,616,181	2,609,191	6,990	2,615,827	354
Total risk-based capital	3,146,897	3,183,901	(37,004)	2,971,518	175,379
Tier 1 capital ratio	10.06%	10.04	2 bps	10.73%	(67) bps
Common equity Tier 1 capital ratio (transitional)	10.01	10.04	(3) bps	10.73	(72) bps
Total risk-based capital ratio	12.05	12.25	(20) bps	12.18	(13) bps
Total shareholders’ equity to total assets ratio	10.02	10.12	(10) bps	10.66	(64) bps
Tangible common equity to tangible assets ratio(1)	9.52	9.62	(10) bps	10.13	(61) bps

(1) See reconciliation of “Non-GAAP Financial Measures” in this Report.

Results for the Six and Three Months Ended June 30, 2016
For the six months ended June 30, 2016, net income available to common shareholders was $107.9 million, or $0.85 per diluted common share, compared to net income available to common shareholders of $104.6 million, or $0.78 per diluted common share, for the six months ended June 30, 2015. For the three months ended June 30, 2016, net income available to common shareholders was $57.9 million, or $0.46 per diluted common share, compared to net income available to common shareholders of $53.2 million, or $0.40 per diluted common share, for the three months ended June 30, 2015. Adjusted net income available to common shareholders for the three months ended June 30, 2016 was $61.6 million, or $0.49 per diluted common share, compared to adjusted net income available to common shareholders for the three months ended June 30, 2015 of $56.0 million, or $0.42 per diluted common share (excluding the after-tax impact of loss on early extinguishment of debt, litigation contingency expenses, and restructuring charges). See reconciliation of "Non-GAAP Financial Measures" in this Report.
Credit quality metrics improved with the NPL ratio declining to 0.67% at June 30, 2016 from 0.78% at March 31, 2016 and 0.81% a year ago. ORE balances declined $13.7 million during the first half of 2016 to $33.3 million at June 30, 2016. Total non-performing assets were $187.4 million at June 30, 2016, down by $29.3 million, or 13.5%, from the previous quarter, and down $52.7 million, or 22.0%, from a year ago. The NPA ratio declined 14 basis points and was 0.81% at June 30, 2016 compared to 0.95% at March 31, 2016 and 1.11% at June 30, 2015. Net charge-offs for the three months ended June 30, 2016 totaled $6.1 million, or 0.11% of average loans annualized, compared to net charge-offs of $7.4 million, or 0.13% of average loans annualized for the three months ended March 31, 2016 and net charge-offs of $5.3 million, or 0.10% of average loans annualized, for the second quarter of 2015. Net charge-offs for the six months ended June 30, 2016 totaled $13.5 million, or 0.12% of average loans annualized, compared to net charge-offs of $17.6 million, or 0.17% of average loans annualized for the six months ended June 30, 2015. Synovus expects its net charge-off ratio to be between 10 and 20 basis points for the second half of 2016. Provision expense was $6.7 million compared to provision expense of $9.4 million in the prior quarter and $6.6 million during the second quarter a year ago. For the six months ended June 30, 2016, provision expense was $16.1 million compared to $11.0 million for the same period a year ago. The decrease in provision expense in the second quarter of 2016 compared to the first quarter of 2016 was primarily attributable to an increase in the volume of recoveries. Synovus does, however, expect the level of recoveries to subside in the second half of the year, which could cause provision expense to increase modestly compared to the first half of the year.
Total revenues were $289.3 million for the three months ended June 30, 2016, up $8.1 million, or 2.9%, sequentially and up 7.0% vs. the same time period in 2015. Net interest income was $221.4 million for the three months ended June 30, 2016, up $3.3 million, or 1.5%, compared to the three months ended March 31, 2016 and up $17.8 million, or 8.7%, compared to the three months ended June 30, 2015. The net interest margin was 3.27%, unchanged from the previous quarter and up 12 basis points from 3.15% for the second quarter of 2015. The yield on earning assets was 3.73% and the effective cost of funds was 0.46% for the second quarter 2016, both unchanged from the previous quarter. The yield on loans was 4.15%, unchanged from the prior quarter. Synovus continues to expect that the increase in net interest income for the full year (in a flat rate environment as compared to 2015) will be 7.5% with the net interest margin possibly experiencing slight downward pressure during the third quarter of 2016.
Total non-interest income was $67.9 million for the three months ended June 30, 2016, up $4.7 million, or 7.5% compared to the three months ended March 31, 2016 and down 1.4% vs. the three months ended June 30, 2015. Adjusted non-interest income (excludes investment securities gains, net) was up 7.6% vs. the first quarter of 2016 and up 1.6% vs. the second quarter of 2015. Adjusted non-interest expense was $182.4 million for the three months ended June 30, 2016, up $3.1 million, or 1.7%, compared to the three months ended March 31, 2016 and up $9.4 million, or 5.4%, compared to the three months ended June 30, 2015. Advertising expense for the three months ended June 30, 2016 was up $4.9 million and $4.5 million compared to the first quarter of 2016 and the second quarter of 2015, respectively, as a result of Synovus increasing brand awareness activities. The adjusted efficiency ratio improved to 61.54% for the second quarter of 2016 compared to 61.62% for the second quarter of 2015. Synovus remains focused on achieving its long-term goal of an adjusted efficiency ratio below 60%. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Results for the three months ended June 30, 2016 included $5.8 million in restructuring charges with $4.8 million of these charges related to Synovus' continued corporate real estate optimization activities. Synovus is also continuing to evaluate its branch network while deploying additional digital and on-line capabilities to increase convenience for customers while lowering transaction costs, and during the three months ended June 30, 2016, identified three branch closures to be completed by year-end, which are in addition to the four branches identified during the first quarter of 2016. After these closures, the branch network will consist of 250 locations by year-end, which will represent a 22.6% reduction from year-end 2010.
At June 30, 2016, total loans outstanding were $23.06 billion, a sequential quarter increase of $302.7 million, or 5.3% annualized, and a year-over-year increase of $1.57 billion, or 7.3%. Growth for the quarter, compared to the previous quarter, consisted of retail loan growth of $261.0 million, or 24.1% annualized, and C&I loan growth of $146.0 million, or 5.4% annualized, partially offset by a planned decline in CRE loans of $105.9 million, or 5.6% annualized, primarily due to the selective pull-back in construction lending. Total average loans, net grew $349.8 million, or 6.3% annualized, from the previous quarter and $1.65 billion, or 7.8%, as compared to the second quarter of 2015.

At June 30, 2016, total deposits were $23.93 billion, up $476.0 million, or 8.2% annualized, compared to the previous quarter and up $1.28 billion, or 5.6%, compared to June 30, 2015. Brokered deposits increased $291.6 million vs. the first quarter of 2016 and reflect the addition of a new bank deposit sweep product, being offered to our Synovus Securities customers, which added $307.7 million in new deposits as of June 30, 2016. Total average deposits for the three months ended June 30, 2016 were $23.61 billion, up $397.8 million, or 6.9% annualized, from the previous quarter and up $1.14 billion, or 5.1%, compared to the second quarter of 2015. Period-end core deposits excluding SCM deposits increased $233.8 million, or 4.7%, sequentially and $1.27 billion, or 6.7%, compared to the prior year. Average core deposits excluding SCM deposits increased $316.7 million, or 6.5% annualized, from the previous quarter and and grew $1.36 billion, or 7.3%, over the second quarter of 2015. See reconciliation of "Non-GAAP Financial Measures" in this Report.
During January 2016, Synovus repurchased $124.7 million of its subordinated notes maturing in 2017 in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. Results for the six months ended June 30, 2016 included a $4.7 million pre-tax loss relating to the January tender offer.
Synovus continued to execute on the $300 million share repurchase program announced in October 2015, acquiring $60.5 million of common stock during the second quarter of 2016 and $110.9 million of common stock during the first quarter of 2016. From inception of the existing $300 million share repurchase program announced in October 2015 through August 2, 2016, Synovus has repurchased $244.5 million of common stock, reducing the total share count by 8.3 million. Management currently expects to complete the $300 million share repurchase program on or prior to year-end 2016, with timing of repurchases dependent on market conditions and other factors. Additionally, during the six months ended June 30, 2016, Synovus declared common stock dividends totaling $0.24 per share, representing a 20% increase from the dividends declared during the same time period of 2015. Total shareholders' equity was $2.95 billion at June 30, 2016, compared to $3.00 billion at December 31, 2015, and $3.00 billion at June 30, 2015.
Changes in Financial Condition
During the six months ended June 30, 2016, total assets increased $667.0 million from $28.79 billion at December 31, 2015 to $29.46 billion. The principal component of this increase was an increase in loans, net of deferred fees and costs, of $631.3 million. An increase of $683.3 million in deposits provided the funding source for the growth in loans.

Loans
The following table compares the composition of the loan portfolio at June 30, 2016, December 31, 2015, and June 30, 2015.

(dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2016 vs. December 31, 2015 % Change(1)	June 30, 2015	June 30, 2016 vs. June 31, 2015 % Change
Investment properties	$5,920,661	5,751,631	5.9%	$5,403,394	9.6%
1-4 family properties	1,127,780	1,129,156	(0.2)	1,113,700	1.3
Land acquisition	459,254	513,981	(21.4)	554,501	(17.2)
Total commercial real estate	7,507,695	7,394,768	3.1	7,071,595	6.2
Commercial, financial and agricultural	6,596,835	6,453,180	4.5	6,243,259	5.7
Owner-occupied	4,358,595	4,318,950	1.8	4,161,268	4.7
Total commercial and industrial	10,955,430	10,772,130	3.4	10,404,527	5.3
Home equity lines	1,657,109	1,689,914	(3.9)	1,683,651	(1.6)
Consumer mortgages	2,132,114	1,938,683	20.1	1,793,752	18.9
Credit cards	236,034	240,851	(4.0)	246,724	(4.3)
Other retail loans	600,153	423,318	84.0	323,741	85.4
Total retail	4,625,410	4,292,766	15.6	4,047,868	14.3
Total loans	23,088,535	22,459,664	5.6	21,523,990	7.3
Deferred fees and costs, net	(27,627)	(30,099)	(16.5)	(29,121)	(5.1)
Total loans, net of deferred fees and costs	$23,060,908	22,429,565	5.7%	$21,494,869	7.3%

(1) Percentage changes are annualized
At June 30, 2016, total loans were $23.06 billion, an increase of $631.3 million, or 5.7% annualized, and $1.56 billion or 7.3%, compared to December 31, 2015 and June 30, 2015, respectively. Annual percentage loan growth for 2016 is currently expected to be in the mid single-digits.

Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at June 30, 2016 were $18.46 billion, or 80.0% of the total loan portfolio, compared to $18.17 billion, or 80.9%, at December 31, 2015 and $17.48 billion, or 81.2%, at June 30, 2015.
At June 30, 2016 and December 31, 2015, Synovus had 28 and 24 commercial loan relationships, respectively, with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at June 30, 2016 and December 31, 2015 was $32 million and $35 million, respectively.
Commercial and Industrial Loans
The C&I portfolio represents the largest category of Synovus' total loan portfolio and is currently concentrated on small to middle market commercial and industrial lending dispersed throughout a diverse group of industries in the Southeast, including health care and social assistance, retail trade, manufacturing, real-estate related industries, finance and insurance, and wholesale trade as shown in the following table (aggregated by NAICS code). The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are originated to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of June 30, 2016, approximately 93% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. C&I loans grew $183.3 million, or 3.4% annualized, from December 31, 2015 and $550.9 million, or 5.3%, from June 30, 2015. Annual percentage C&I loan growth is currently expected to be in the mid single-digits for the full year.

Commercial and Industrial Loans by Industry	June 30, 2016		December 31, 2015
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$2,366,349	21.6%	$2,242,852	20.8%
Retail trade	881,289	8.1	868,834	8.0
Manufacturing	877,318	8.0	880,010	8.1
Real estate and rental and leasing	742,238	6.8	685,310	6.4
Finance and insurance	726,490	6.6	736,492	6.8
Wholesale trade	678,221	6.2	672,167	6.2
Professional, scientific, and technical services	629,491	5.8	628,626	5.8
Real estate other	520,601	4.8	506,328	4.7
Accommodation and food services	485,603	4.4	490,626	4.6
Construction	442,025	4.0	406,287	3.8
Agriculture, forestry, fishing, and hunting	384,948	3.5	394,587	3.7
Transportation and warehousing	336,251	3.1	336,048	3.1
Information	242,089	2.2	234,893	2.2
Administration, support, waste management, and remediation	234,595	2.1	211,227	2.0
Educational services	199,018	1.8	210,656	2.0
Other services	834,023	7.6	859,315	8.0
Other industries	374,881	3.4	407,872	3.8
Total commercial and industrial loans	$10,955,430	100.0%	$10,772,130	100.0%

(1) Loan balance in each category expressed as a percentage of total commercial and industrial loans.
At June 30, 2016, $6.60 billion of C&I loans, or 28.6% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, and other business assets.
At June 30, 2016, $4.36 billion of C&I loans, or 18.9% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the collateral. These loans are predominately secured by owner-occupied properties and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist of investment properties loans, 1-4 family properties loans, and land acquisition loans. These loans are subject to the same uniform lending policies referenced above. CRE loans increased $112.9 million, or 3.1% annualized, from December 31, 2015 and $436.1 million, or 6.2%, from June 30, 2015, driven by growth in investment properties loans partially offset by planned reductions in land acquisition loans. Synovus currently expects that CRE loans for the second half of the year will be flat to slightly down from June 30, 2016.
Investment Properties Loans
Total investment properties loans as of June 30, 2016 were $5.92 billion, or 78.9% of the total CRE portfolio and 25.6% of the total loan portfolio, compared to $5.75 billion, or 77.8% of the total CRE portfolio, and 25.6% of the total loan portfolio at December 31, 2015, an increase of $169.0 million, or 5.9% annualized, driven by strong growth in the multi-family and office buildings categories. Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses, and other commercial development properties. Synovus' investment properties portfolio is well diversified with no concentration by property type, geography (other than the fact that most of these loans are in Synovus' primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida), or tenants. The investment properties loans are primarily secured by the property being financed by the loans; however, these loans may also be secured by real estate or other assets beyond the property being financed.
1-4 Family Properties Loans
At June 30, 2016, 1-4 family properties loans totaled $1.13 billion, or 15.0% of the total CRE portfolio and 4.9% of the total loan portfolio, compared to $1.13 billion, or 15.3% of the total CRE portfolio and 5.0% of the total loan portfolio at December 31, 2015. 1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Construction and residential development loans are generally interest-only loans and typically have maturities of three years or less, and commercial mortgage loans generally have maturities of three to five years, with amortization periods of up to fifteen to twenty years.
Land Acquisition Loans
Total land acquisition loans were $459.3 million at June 30, 2016, or 2.0% of the total loan portfolio, a decline of $54.7 million, or 21.4% annualized, from December 31, 2015. Land acquisition loans are secured by land held for future development, typically in excess of one year. These loans have short-term maturities and are typically unamortized. Land securing these loans is substantially within the Synovus footprint, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). Synovus continues to reduce its exposure to these types of loans.
Retail Loans
Retail loans at June 30, 2016 totaled $4.63 billion, representing 20.0% of the total loan portfolio compared to $4.29 billion, or 19.1% of the total loan portfolio at December 31, 2015, and $4.05 billion, or 18.8% of the total loan portfolio at June 30, 2015. Retail loans increased $332.6 million, or 15.6% annualized, from December 31, 2015 and $577.5 million, or 14.3%, from June 30, 2015 due primarily to initiatives to grow this portion of the loan portfolio. Consumer mortgages grew $193.4 million or 20.1% annualized, from December 31, 2015, and $338.4 million, or 18.9%, from June 30, 2015 primarily due to continued recruiting of mortgage loan originators in strategic markets throughout the footprint as well as enhanced origination efforts, which also create additional cross-selling opportunities for other products. Other retail loans increased $176.8 million, or 84.0% annualized, from December 31, 2015, and $276.4 million, or 85.4%, from June 30, 2015 primarily due to our two new lending partnerships. One lending partnership, which began near the end of the third quarter of 2015, is a point-of-sale program that provides merchants and contractors nationwide with the ability to offer term financing to their customers for major purchases and home improvement projects. The other lending partnership began in the second quarter of 2016 and primarily provides qualified borrowers the ability to refinance student loan debt. As of June 30, 2016, these partnerships had combined balances of $253.9 million, and management currently projects that these lending partnerships will not exceed 2-3% of the total loan portfolio in future periods.
The retail loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, home equity lines, credit card loans, automobile loans, and other retail loans. The majority of Synovus' retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Substantially all home equity lines, consumer mortgage, and credit card loans are to in-market borrowers with no indirect lending products, which increases opportunities for cross-selling. Credit card loans totaled $236.0 million at June 30, 2016, including $59.4 million of commercial credit card loans. The commercial credit card loans relate to Synovus' commercial customers who utilize corporate credit cards for various business activities.
Retail loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores (most recently measured as of June 30, 2016). At June 30, 2016 and December 31, 2015, weighted-average FICO scores within the residential real estate portfolio were 764 and 769, respectively, for HELOCs and 766 and 759, respectively, for consumer mortgages. Conservative debt-to-income ratios (average HELOC debt to income ratio of loans originated) were maintained in the second quarter of 2016 at 30.7% compared to 31.6% in the second quarter of 2015. HELOC utilization rates (total amount outstanding as a percentage of total available lines) of 59.1% and 60.2% at June 30, 2016 and December 31, 2015, respectively, and loan-to-value ratios based upon prudent guidelines were maintained to ensure consistency with Synovus' overall risk philosophy. At June 30, 2016, 35% of home equity line balances were secured by a first lien, and 65% were secured by a second lien. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.
Risk levels 1-6 (descending) are assigned to retail loans based upon a risk score matrix. At least annually, the retail loan portfolio data is sent to a consumer credit reporting agency for a refresh of customers' credit scores. The most recent credit score refresh was completed as of June 30, 2016. Management reviews the refreshed scores to monitor the credit risk migration of the retail loan portfolio, which impacts the allowance for loan losses. Revolving lines of credit are regularly reviewed for any material change in financial circumstances, and when appropriate, the line of credit may be suspended. FICO scores within the retail residential real estate portfolio have generally remained stable over the last several years.

Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of the origination date or, if the loan has been refinanced, as of the refinance date, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' retail lending strategy, and Synovus does not currently offer specific higher-risk consumer loans, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of June 30, 2016, it had $108.8 million of higher-risk consumer loans (2.4% of the retail portfolio and 0.5% of the total loan portfolio) compared to $123.7 million as of June 30, 2015. Included in this amount as of June 30, 2016 is approximately $12 million of accruing TDRs. Synovus makes retail lending decisions based upon a number of key credit risk determinants including FICO scores as well as bankruptcy predictor scores, loan-to-value, and debt-to-income ratios.
Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of average deposits for the time periods indicated.

Composition of Average Deposits
	Three Months Ended
(dollars in thousands)	June 30, 2016	%(1)	March 31, 2016	%(1)	December 31, 2015	%(1)	June 30, 2015	%(1)
Non-interest bearing demand deposits	$6,930,336	29.4%	6,812,223	29.4	6,846,200	29.5	6,436,167	28.7
Interest bearing demand deposits	4,233,310	17.9	4,198,738	18.1	4,117,116	17.7	3,919,401	17.4
Money market accounts, excluding brokered deposits	7,082,759	30.0	7,095,778	30.6	7,062,517	30.4	6,466,610	28.8
Savings deposits	746,225	3.2	722,172	3.1	692,536	3.0	675,260	3.0
Time deposits, excluding brokered deposits	3,278,396	13.9	3,286,113	14.1	3,340,794	14.3	3,412,733	15.2
Brokered deposits	1,337,001	5.6	1,095,239	4.7	1,185,093	5.1	1,555,931	6.9
Total average deposits	$23,608,027	100.0%	23,210,263	100.0	23,244,256	100.0	22,466,102	100.0
Average core deposits(2)	22,271,027	94.3	22,115,024	95.3	22,059,163	94.9	20,910,171	93.1
Average core deposits excluding average SCM deposits(2)	$19,990,988	84.7%	19,674,275	84.8	19,755,885	85.0	18,632,388	82.9

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See reconciliation of “Non-GAAP Financial Measures” in this Report.
During the second quarter of 2016, total average deposits increased $397.8 million, or 6.9% annualized, compared to the first quarter of 2016, and increased $1.14 billion, or 5.1%, compared to the second quarter of 2015. Average core deposits were up $156.0 million, or 2.8% annualized, compared to the previous quarter, and up $1.36 billion, or 6.5%, compared to the second quarter a year ago. The increase in average deposits for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was largely due to growth in money market accounts and non-interest bearing demand products.
Average core deposits excluding average SCM deposits for the three months ended June 30, 2016 increased $316.7 million, or 6.5% annualized, compared to the prior quarter and grew $1.36 billion, or 7.3%, over the second quarter of 2015. Period-end core deposits excluding SCM deposits as of June 30, 2016 increased $233.8 million, or 4.7% annualized, sequentially and $1.27 billion, or 6.7%, compared to June 30, 2015. Average non-interest bearing demand deposits as a percentage of total average deposits were 29.4% for the three months ended June 30, 2016, compared to 29.4% for the three months ended March 31, 2016, and 28.7% for the three months ended June 30, 2015. We continue to expect that our deposit strategy will yield core deposit growth which will support loan growth. See reconciliation of “Non-GAAP Financial Measures” in this Report.
Average time deposits of $100,000 and greater for the three months ended June 30, 2016, March 31, 2016, and June 30, 2015 were $2.90 billion, $2.79 billion, and $3.43 billion, respectively, and included average brokered time deposits of $885.6 million, $780.2 million, and $1.37 billion, respectively. These larger deposits represented 12.3%, 12.0%, and 15.3% of total average deposits for the three months ended June 30, 2016, March 31, 2016, and June 30, 2015, respectively, and included brokered time deposits which represented 3.8%, 3.4%, and 6.1% of total average deposits for the three months ended June 30, 2016, March 31, 2016, and June 30, 2015, respectively.
During May 2016, Synovus launched a new bank deposit sweep product, which resulted in the addition of approximately 20,000 deposit accounts from existing customers of Synovus Securities, Synovus’ wholly-owned subsidiary.   These customers

previously had their cash balances invested in mutual funds with an unaffiliated institution.  Synovus’ new product provides added benefits to our customers because it provides FDIC insurance coverage (up to the $250,000 FDIC insurance limit) while also providing a small increase in the rate earned on such deposits.   The total aggregate balance of these accounts was approximately $293 million when the product was launched in May 2016, and was $307.7 million as of June 30, 2016.  $139.3 million of the sequential quarter increase in average brokered deposits is due to balances from this product.  Synovus expects that these balances will remain stable, with gradual increases over time.
During the second quarter of 2016, total average brokered deposits represented 5.6% of Synovus' total average deposits compared to 4.7% and 6.9% of total average deposits the previous quarter and the second quarter a year ago, respectively.
Non-interest Income
Non-interest income for the six and three months ended June 30, 2016 was $131.0 million and $67.9 million, respectively, down $3.7 million, or 2.7%, and down $946 thousand, or 1.4%, compared to the six and three months ended June 30, 2015, respectively. Adjusted non-interest income, which excludes net investment securities gains was down $1.0 million, or 0.8%, for the six months ended June 30, 2016, compared to the same period a year ago, and up $1.0 million, or 1.6%, for the three months ended June 30, 2016 compared to the second quarter of 2015. See reconciliation of "Non-GAAP Financial Measures" in this Report.
The following table shows the principal components of non-interest income.

Non-interest Income	Six Months Ended June 30,			Three Months Ended June 30,
(in thousands)	2016	2015	% Change	2016	2015	% Change
Service charges on deposit accounts	$39,950	38,928	2.6%	$20,240	19,795	2.2%
Fiduciary and asset management fees	22,854	23,414	(2.4)	11,580	11,843	(2.2)
Brokerage revenue	13,821	14,032	(1.5)	7,338	6,782	8.2
Mortgage banking income	11,425	13,995	(18.4)	5,941	7,511	(20.9)
Bankcard fees	16,718	16,576	0.9	8,346	8,499	(1.8)
Investment securities gains, net	67	2,710	(97.5)	—	1,985	nm
Other fee income	10,084	9,851	2.4	5,280	4,605	14.7
Other non-interest income	16,114	15,181	6.1	9,161	7,812	17.3
Total non-interest income	$131,033	134,687	(2.7)%	$67,886	68,832	(1.4)%

Principal Components of Non-interest Income
Service charges on deposit accounts for the six and three months ended June 30, 2016 were up $1.0 million, or 2.6%, and up$445 thousand, or 2.2%, respectively, compared to the same time periods in 2015. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were $18.3 million and $9.2 million for the six and three months ended June 30, 2016, respectively, an increase of $441 thousand, or 2.5%, and a slight decline of $18 thousand, or 0.2%, compared to the six and three months ended June 30, 2015, respectively. The increase for the first half of 2016 compared to the first half of 2015 is primarily due to an increase in overdraft service utilization rates and higher Regulation E opt-in rates during the first quarter of 2016 compared to the first quarter of 2015. Additionally, the first quarter included the benefit of one more business day compared to the same time period the prior year. Account analysis fees were $12.0 million and $6.2 million for the six and three months ended June 30, 2016, respectively, up $666 thousand, or 5.9%, and $589 thousand, or 10.5%, compared to the six and three months ended June 30, 2015, respectively, largely due to fee increases to align more closely with market rates. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, for the six and three months ended June 30, 2016 were $9.6 million and $4.9 million, respectively, down $85 thousand, or 0.9%, and $125 thousand, or 2.5%, compared to the same periods in 2015, respectively.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management, and financial planning services. Fiduciary and asset management fees declined $560 thousand, or 2.4%, and $263 thousand, or 2.2%, for the six and three months ended June 30, 2016, respectively, compared to the same periods in 2015. At June 30, 2016, the market value of assets under management was $11.27 billion, an increase of 4.9% from June 30, 2015.

Brokerage revenue, which consists primarily of brokerage commissions, was $13.8 million and $7.3 million for the six and three months ended June 30, 2016, respectively. Brokerage revenue for the three months ended June 30, 2016 increased $855 thousand, or 13.2%, compared to the first quarter of 2016 and increased $556 thousand, or 8.2%, compared to the three months ended June 30, 2015.
Mortgage banking income was $11.4 million and $5.9 million for the six and three months ended June 30, 2016, respectively, compared to $14.0 and $7.5 million for the same periods in 2015, respectively. The decline in mortgage banking income was primarily due to a higher proportion of portfolio originations (vs. held for sale) as well as a decline in refinancing volume.
Bankcard fees totaled $16.7 million and $8.3 million for the six and three months ended June 30, 2016, respectively, compared to $16.6 million and $8.5 million for the same periods in 2015, respectively. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $8.5 million, up $305 thousand, or 3.7%, and $4.3 million, up $99 thousand, or 2.3%, for the six and three months ended June 30, 2016, respectively, compared to the same periods in 2015. Credit card interchange fees were $11.2 million, down $361 thousand, or 3.1%, and $6.0 million, down $249 thousand, or 4.2%, for the six and three months ended June 30, 2016, respectively, compared to the same periods in 2015.
Other fee income includes fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for automated teller machine use, customer swap dealer fees, and other service charges. Other fee income increased $233 thousand, or 2.4%, and $675 thousand, or 14.7%, for the six and three months ended June 30, 2016, respectively, compared to the same periods in 2015, due primarily to an increase in volume with increases in fees from higher levels of unused lines of credit and higher levels of government guaranteed loan servicing fees.
The main components of other non-interest income are income from company-owned life insurance policies, gains from sales of government guaranteed loans, insurance commissions, card sponsorship fees, and other miscellaneous items. The increase of $933 thousand and $1.3 million during the six and three months ended June 30, 2016, respectively, compared to the same time periods in 2015, included an increase of $254 thousand and $606 thousand, respectively, from net gains on private equity investments. Additionally, the second quarter of 2016 included a $669 thousand gain from a BOLI death benefit. Gains from sales of government guaranteed loans were $1.4 million and $716 thousand for the six and three months ended June 30, 2016, respectively, compared to $2.8 million and $1.4 million for the six and three months ended June 30, 2015, respectively. For the full year, Synovus currently expects that these gains will approximate the $5.4 million in gains realized in 2015, which would represent approximately $4 million in gains for the second half of 2016.
Non-interest Expense
Non-interest expense for the six and three months ended June 30, 2016 was $376.8 million and $188.6 million, respectively, compared to $356.7 million and $177.8 million for the six and three months ended June 30, 2015, respectively. Adjusted non-interest expense for the six and three months ended June 30, 2016, which excludes restructuring charges, loss on early extinguishment of debt, litigation contingency expense, and Visa indemnification charges, increased $10.0 million, or 2.8%, and $9.4 million, or 5.4%, compared to the same periods in 2015, respectively. Synovus expects adjusted non-interest expense for the year ending December 31, 2016 to be slightly up compared to 2015. See "Non-GAAP Financial Measures" in this Report for applicable reconciliation.

The following table summarizes the components of non-interest expense for the six and three months ended June 30, 2016 and 2015.

Non-interest Expense
	Six Months Ended June 30,			Three Months Ended June 30,
(in thousands)	2016	2015	% Change	2016	2015	% Change
Salaries and other personnel expense	$198,419	191,054	3.9%	$97,061	94,565	2.6%
Net occupancy and equipment expense	53,360	52,713	1.2	26,783	26,541	0.9
Third-party processing expense	22,814	21,015	8.6	11,698	10,672	9.6
FDIC insurance and other regulatory fees	13,344	13,725	(2.8)	6,625	6,767	(2.1)
Professional fees	13,307	12,011	10.8	6,938	6,417	8.1
Advertising expense	9,761	6,309	54.7	7,351	2,865	156.6
Foreclosed real estate expense, net	7,272	13,847	(47.5)	4,588	4,351	5.4
Loss on early extinguishment of debt	4,735	—	nm	—	—	—
Restructuring charges, net	6,981	(102)	nm	5,841	5	nm
Other operating expenses	46,851	46,141	1.5	21,726	25,623	(15.2)
Total non-interest expense	$376,844	356,713	5.6%	$188,611	177,806	6.1%

Salaries and other personnel expenses increased $7.4 million, or 3.9%, and $2.5 million, or 2.6%, for the six and three months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily due to annual merit increases and higher incentive compensation. These increases were somewhat offset by a decline in health insurance expense and the decrease in salaries and other personnel expense resulting from the decline of 62, or 1.4%, in total headcount at June 30, 2016 vs. June 30, 2015. The decline in headcount vs. a year ago reflects Synovus' continued implementation of efficiency initiatives.
Net occupancy and equipment expense was up slightly by $647 thousand, or 1.2%, and $242 thousand, or 0.9%, for the six and three months ended June 30, 2016, respectively, compared to the same periods in 2015. During the first quarter of 2016, Synovus opened a branch prototype in Jacksonville, Florida which is designed to allow for faster service for routine transactions while providing an enhanced customer experience. This was the third new branch prototype opened since June of last year.  Synovus continues to evaluate its branch network while deploying additional digital and on-line capabilities to increase convenience for customers while lowering transaction costs, and during the three months ended June 30, 2016, identified three branch closures to be completed by year-end, which are in addition to the four branches identified during the first quarter of 2016. After these closures, the branch network will consist of 250 locations by year-end, which will represent a 22.6% reduction from year-end 2010.
Third-party processing expense includes all third-party core operating system and processing charges. Third-party processing expense increased $1.8 million, or 8.6%, and $1.0 million, or 9.6%, for the six and three months ended June 30, 2016, respectively, compared to the same periods in 2015, driven by investments in technology and increases in transaction volume.
FDIC insurance and other regulatory fees declined $381 thousand, or 2.8%, and $142 thousand, or 2.1%, for the six and three months ended June 30, 2016, respectively, compared to the same periods in 2015. On March 15, 2016 , the FDIC approved a final rule to increase the DIF to the statutorily required minimum level of 1.35 percent. Congress, in the Dodd-Frank Act, increased the minimum for the DIF reserve ratio, the ratio of the amount in the fund to insured deposits, from 1.15 percent to 1.35 percent and required that the ratio reach that level by September 30, 2020. Further, the Dodd-Frank Act also made banks with $10 billion or more in total assets responsible for the increase from 1.15 percent to 1.35 percent. Under a rule adopted by the FDIC in 2011, regular assessment rates for all banks will decline when the reserve ratio reaches 1.15 percent, which the FDIC expects will occur during 2016. Banks with total assets of less than $10 billion will have substantially lower assessment rates under the 2011 rule. The final rule will impose on banks with at least $10 billion in assets a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The FDIC expects the reserve ratio will likely reach 1.35 percent after approximately two years of payments of the surcharges. The final rule became effective on July 1, 2016. If the reserve ratio reaches 1.15 percent before that date, surcharges would begin July 1. If the reserve ratio has not reached 1.15 percent by that date, surcharges will begin the first quarter after the reserve ratio reaches 1.15 percent. Synovus expects its FDIC insurance cost to remain relatively flat to current levels for the remainder of the year since regular assessment rates will decline at approximately the same time as the surcharge assessment becomes effective.
Professional fees for the six and three months ended June 30, 2016 were up $1.3 million, or 10.8%, and $521 thousand, or 8.1%, respectively, compared to the same periods in 2015, driven by increases in consulting expense.

Advertising expense for the second quarter was up $4.9 million and $4.5 million compared to the first quarter of 2016 and the second quarter of 2015, respectively, as a result of Synovus increasing brand awareness activities. Synovus expects that advertising expense for the second half of 2016 will approximate the first half of 2016.
Foreclosed real estate expense declined $6.6 million, or 47.5%, and was up slightly by $237 thousand, or 5.4%, for the six and three months ended June 30, 2016, respectively, compared to the same periods in 2015. The first half of 2015 expense reflects $10.0 million in fair value adjustments compared to $4.1 million in fair value adjustments during the first half of 2016 reflecting more stable ORE values. The increase in foreclosed real estate expense for the three months ended June 30, 2016 compared to the same period a year ago was primarily due to disposition-related costs.
During January 2016, Synovus repurchased $124.7 million of its subordinated notes maturing in 2017 in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. Results for the six months ended June 30, 2016 included a $4.7 million pre-tax loss relating to the January tender offer.
    For the three months ended June 30, 2016, Synovus recorded restructuring charges of $5.8 million with $4.8 million of these charges related to Synovus' continued corporate real estate optimization activities. Synovus continues to evaluate its branch network while deploying additional digital and on-line capabilities to increase convenience for customers while lowering transaction costs, and identified during the second quarter three branch consolidations to be completed by year-end, which will be in addition to the four branches closed earlier this year.   Restructuring charges associated with branch consolidations identified during 2016 totaled $1.0 million and $1.1 million during the second and first quarter of 2016, respectively.
Other operating expenses for the six and three months ended June 30, 2016 were reduced by a $2.4 million gain related to the purchase of an additional interest in an existing NPL at a discount that was subsequently paid in full. Other operating expenses also included litigation contingency expense of $2.7 million for the six months ended June 30, 2016 that was recorded during the first quarter of 2016 and $4.4 million for the six and three months ended June 30, 2015.
The adjusted efficiency ratio improved to 61.54% for the second quarter of 2016 compared to 61.62% for the second quarter of 2015. Synovus remains focused on achieving its long-term goal of an adjusted efficiency ratio below 60%. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Income Tax Expense
Income tax expense was $64.8 million and $33.6 million for the six and three months ended June 30, 2016, respectively, representing effective tax rates of 36.4% and 35.7% during the respective periods. For the full year 2016, Synovus expects an effective tax rate in the 36% to 37% range.

CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the quality of its loan portfolio by industry, property type, geography, as well as credit quality metrics and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. Credit quality metrics have remained favorable to improving during the first six months of 2016.
The table below includes selected credit quality metrics.

Credit Quality Metrics
(dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Non-performing loans	$154,072	168,370	173,638
Other real estate	33,289	47,030	66,449
Non-performing assets	$187,361	215,400	240,087
Non-performing loans as a % of total loans	0.67%	0.75	0.81
Non-performing assets as a % of total loans, other loans held for sale, and ORE	0.81	0.96	1.11
Loans 90 days past due and still accruing	$5,964	2,621	4,832
As a % of total loans	0.03%	0.01	0.02
Total past due loans and still accruing	$55,716	47,912	50,860
As a % of total loans	0.24%	0.21	0.24
Net charge-offs - Quarter	$6,133	3,425	5,306
Net charge-offs/average loans - Quarter	0.11%	0.06	0.10
Net charge-offs - Year	$13,490	27,831	17,649
Net charge-offs/average loans - Year	0.12%	0.13	0.17
Provision for loan losses - Quarter	$6,693	5,021	6,636
Provision for loan losses - Year	16,070	19,010	11,034
Allowance for loan losses	255,076	252,496	254,702
Allowance for loan losses as a % of total loans	1.11%	1.13	1.18

Non-performing Assets
Total NPAs were $187.4 million at June 30, 2016, a $28.0 million, or 13.0%, decrease from $215.4 million at December 31, 2015 and a $52.7 million, or 22.0%, decrease from $240.1 million at June 30, 2015. The year-over-year decline in non-performing assets was driven by the continued resolution of problem assets including workouts and dispositions. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate were 0.81% at June 30, 2016 compared to 0.96% at December 31, 2015, and 1.11% at June 30, 2015.
Troubled Debt Restructurings
Accruing TDRs were $205.2 million at June 30, 2016, compared to $223.9 million at December 31, 2015 and $268.5 million at June 30, 2015. Accruing TDRs declined $18.7 million, or 8.4%, from December 31, 2015 and $63.4 million, or 23.6%, from a year ago primarily due to lower TDR inflows, fewer TDRs having to retain the TDR designation upon subsequent renewal, refinance, or modification, and pay-offs. Consistent with regulatory guidance, a TDR will generally no longer be reported as a TDR after a period of performance which is generally a minimum of six months and after the loan has been reported as a TDR at a year-end reporting date, and if at the time of the modification, the interest rate was at market, considering the credit risk associated with the borrower.
At June 30, 2016, the allowance for loan losses allocated to these accruing TDRs was $12.7 million compared to $12.6 million at December 31, 2015 and $15.3 million at June 30, 2015. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At both June 30, 2016 and December 31, 2015, 99% of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have remained low, and consisted of only one default with a recorded investment of $92 thousand for the six months ended June 30, 2016 and two defaults with a recorded investment of $115 thousand for the six months ended June 30, 2015.

Accruing TDRs by Risk Grade	June 30, 2016		December 31, 2015		June 30, 2015
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Pass	$64,314	31.3%	75,015	33.5	86,968	32.4
Special Mention	33,744	16.5	40,365	18.0	24,980	9.3
Substandard accruing	107,107	52.2	108,493	48.5	156,594	58.3
Total accruing TDRs	$205,165	100.0%	223,873	100.0	268,542	100.0

Accruing TDRs Aging by Portfolio Class
	June 30, 2016
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Investment properties	$33,430	—	—	33,430
1-4 family properties	42,100	—	—	42,100
Land acquisition	14,133	—	—	14,133
Total commercial real estate	89,663	—	—	89,663
Commercial, financial and agricultural	28,814	399	—	29,213
Owner-occupied	51,299	—	—	51,299
Total commercial and industrial	80,113	399	—	80,512
Home equity lines	8,770	249	—	9,019
Consumer mortgages	19,107	891	—	19,998
Credit cards	—	—	—	—
Other retail loans	5,862	111	—	5,973
Total retail	33,739	1,251	—	34,990
Total accruing TDRs	$203,515	1,650	—	205,165

	December 31, 2015
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Investment properties	$50,913	—	—	50,913
1-4 family properties	43,931	—	—	43,931
Land acquisition	19,929	380	—	20,309
Total commercial real estate	114,773	380	—	115,153
Commercial, financial and agricultural	24,934	592	208	25,734
Owner-occupied	47,141	387	—	47,528
Total commercial and industrial	72,075	979	208	73,262
Home equity lines	9,575	—	—	9,575
Consumer mortgages	20,520	712	—	21,232
Credit cards	—	—	—	—
Other retail loans	4,459	192	—	4,651
Total retail	34,554	904	—	35,458
Total accruing TDRs	$221,402	2,263	208	223,873

Non-accruing TDRs were $17.6 million at June 30, 2016 compared to $47.4 million at December 31, 2015, a decrease of $29.8 million, or 62.9%. Non-accruing TDRs may generally be returned to accrual status if there has been a period of performance, consisting usually of at least a six month sustained period of repayment performance in accordance with the terms of the agreement.
Potential Problem Loans
Potential problem loans are defined by management as being certain performing loans with a well-defined weakness where there is known information about possible credit problems of borrowers which causes management to have concerns about the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of commercial Substandard accruing loans but exclude loans 90 days past due and still accruing interest and accruing TDRs classified as Substandard since these loans are disclosed separately. Potential problem commercial loans were $144.1 million at June 30, 2016 compared to $181.0 million and $216.5 million at December 31, 2015 and June 30, 2015, respectively. Synovus cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.
Net Charge-offs
Net charge-offs for the six months ended June 30, 2016 were 13.5 million, or 0.12% as a percentage of average loans annualized, a decrease of $4.2 million, or 23.6%, compared to $17.6 million, or 0.17%, as a percentage of average loans annualized for the six months ended June 30, 2015. The decline in net charge-offs was driven by fewer dispositions of distressed loans and lower impairment charge-offs on existing collateral dependent impaired loans. The net charge-off ratio for the second half of 2016 is expected to be in the 10 to 20 basis points range.
Provision for Loan Losses and Allowance for Loan Losses
For the six months ended June 30, 2016, the provision for loan losses was $16.1 million, an increase of $5.0 million, or 45.6%, compared to the six months ended June 30, 2015. The increase in the provision for loan losses was primarily attributable to the impact from updates to the allowance for loan losses factors.
The allowance for loan losses at June 30, 2016 was $255.1 million, or 1.11% of total loans, compared to $252.5 million, or 1.13% of total loans, at December 31, 2015 and $254.7 million, or 1.18% of total loans, at June 30, 2015.
Capital Resources
Synovus is required to comply with the capital adequacy standards established by the Federal Reserve Board and our subsidiary bank, Synovus Bank, must comply with similar capital adequacy standards established by the FDIC. Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements.
At June 30, 2016, Synovus' and Synovus Bank's capital levels each exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Capital Ratios
(dollars in thousands)	June 30, 2016	December 31, 2015
Tier 1 capital
Synovus Financial Corp.	$2,627,572	2,660,016
Synovus Bank	3,145,265	3,136,132
Common equity Tier 1 capital (transitional)
Synovus Financial Corp.	2,616,181	2,660,016
Synovus Bank	3,145,265	3,136,132
Total risk-based capital
Synovus Financial Corp.	3,146,897	3,255,758
Synovus Bank	$3,402,134	3,390,764
Tier 1 capital ratio
Synovus Financial Corp.	10.06%	10.37
Synovus Bank	12.06	12.25
Common equity Tier 1 ratio (transitional)
Synovus Financial Corp.	10.01	10.37
Synovus Bank	12.06	12.25
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.05	12.70
Synovus Bank	13.04	13.25
Leverage ratio
Synovus Financial Corp.	9.10	9.43
Synovus Bank	10.92	11.15
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	9.52	9.90

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
During the third quarter of 2015, Synovus completed its $250 million share repurchase program which was announced on October 21, 2014 and expired on October 23, 2015. Under this program, Synovus repurchased 9.1 million shares of common stock through a combination of share repurchases under an accelerated share repurchase (ASR) agreement and open market transactions. Additionally, during the third quarter of 2015, Synovus' Board of Directors authorized a $300 million share repurchase program to be completed over the next 15 months. During the fourth quarter of 2015, under the $300 million share repurchase program, Synovus repurchased $37.1 million, or 1.2 million shares, and during the first half of 2016 Synovus repurchased $171.5 million, or 5.9 million shares. At June 30, 2016, the remaining authorization under this program was $91.5 million and as of August 2, 2016, the remaining authorization under this program was $55.5 million. Management currently expects to complete the $300 million share repurchase program on or prior to year-end 2016, with timing of repurchases dependent on market conditions and other factors.
On December 7, 2015, Synovus issued in a public offering $250 million aggregate principal amount of subordinated notes due in 2025, for aggregate proceeds of $246.6 million, net of debt issuance costs. Also during the fourth quarter of 2015, Synovus repurchased $46.7 million of its 2017 subordinated notes in privately negotiated transactions which resulted in a pre-tax loss of $1.5 million. Additionally, during January 2016, Synovus repurchased $124.7 million of the 2017 subordinated notes in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. Results for the six months ended June 30, 2016 included a $4.7 million pre-tax loss relating to the January tender offer.
As of June 30, 2016, total disallowed deferred tax assets were $281.8 million or 1.08% of risk-weighted assets compared to $341.1 million or 1.33% of risk-weighted assets at December 31, 2015. Disallowed deferred tax assets for the new Basel III ratio, CET1, were $169.1 million at June 30, 2016 and $215.5 million at December 31, 2015, due to a three-year phase-in of the total disallowed deferred tax asset for the CET1 capital measure. Synovus' deferred tax asset is projected to continue to decline, thus creating additional regulatory capital in future periods.
Synovus' CET1 ratio was 10.01% at June 30, 2016 under Basel III transitional provisions and the estimated fully phased-in CET1 ratio, as of June 30, 2016, was 9.49%, both of which are well in excess of the regulatory requirements prescribed by Basel III. See reconciliation of "Non-GAAP Financial Measures" in this Report.
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
Synovus' ability to pay dividends on its capital stock, including the common stock and the Series C Preferred Stock, is primarily dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities, as further discussed below in the section titled "Liquidity." During the six months ended June 30, 2016, Synovus Bank paid upstream cash dividends of $180.0 million to Synovus and during the year ended December 31, 2015, Synovus Bank made upstream cash distributions to Synovus totaling $225.0 million including cash dividends of $199.9 million.
    Synovus declared dividends of $0.24 per common share for the six months ended June 30, 2016 and $0.20 for the six months ended June 30, 2015. In addition to dividends paid on its common stock, Synovus paid dividends of $5.1 million on its Series C Preferred Stock during both the six months ended June 30, 2016 and June 30, 2015.
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

Synovus Bank also generates liquidity through the national deposit markets through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At June 30, 2016, based on currently pledged collateral, Synovus Bank had access to incremental funding of $870 million, subject to FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company for various operating needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our common stock and preferred stock, share repurchases and payment of general corporate expenses. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and FDIC. During 2015, Synovus Bank made upstream cash distributions to the Parent Company totaling $225.0 million including cash dividends of $199.9 million. During the six months ended June 30, 2016, Synovus Bank paid upstream cash dividends totaling $180.0 million to the Parent Company. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, GA DBF rules and related statutes contain limitations on payments of dividends by Synovus Bank without the approval of the GA DBF.
On December 7, 2015, Synovus issued in a public offering $250 million aggregate principal amount of subordinated debt due in 2025, for aggregate proceeds of $246.6 million, net of debt issuance costs. Also during the fourth quarter of 2015, Synovus repurchased $46.7 million of its subordinated notes maturing in 2017 in privately negotiated transactions which resulted in a pre-tax loss of $1.5 million. Additionally, during January 2016, Synovus repurchased $124.7 million of its subordinated notes maturing in 2017 in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. Results for the six months ended June 30, 2016 included a $4.7 million pre-tax loss relating to the January tender offer.
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
Earning Assets and Sources of Funds
Average total assets for the six months ended June 30, 2016 increased $1.39 billion, or 5.0%, to $29.09 billion as compared to $27.70 billion for the first six months of 2015. Average earning assets increased $1.54 billion, or 6.0%, in the first six months of 2016 compared to the same period in 2015 and represented 93.1% of average total assets at June 30, 2016, as compared to 92.2% at June 30, 2015. The increase in average earning assets resulted from a $1.57 billion increase in average loans, net, and a $450.6 million increase in average taxable investment securities. These increases were partially offset by a $468.5 million decrease in interest bearing funds held at the Federal Reserve Bank. Average interest bearing liabilities increased $871.3 million, or 4.8%, to $19.06 billion for the first six months of 2016 compared to the same period in 2015. The increase in interest bearing liabilities was driven by a $750.0 million increase in money market deposit accounts (excluding brokered deposits) and a $355.8 million increase in interest bearing demand deposits. These increases were partially offset by a $359.1 million decrease in brokered deposits. Average non-interest bearing demand deposits increased $598.0 million, or 9.5%, to $6.87 billion for the first six months of 2016 compared to the same period in 2015.
Net interest income for the six months ended June 30, 2016 was $439.6 million, an increase of $32.7 million, or 8.0%, compared to $406.9 million for the six months ended June 30, 2015.
The net interest margin for the six months ended June 30, 2016 was 3.27%, up 5 basis points from 3.22% for the six months ended June 30, 2015. Earning asset yields increased by 6 basis points compared to the six months ended June 30, 2015 and the effective cost of funds increased one basis point.
On a sequential quarter basis, net interest income increased by $3.3 million while the net interest margin was unchanged. The increase in net interest income for the second quarter was due to a $367.4 million increase in average earning assets driven by a $349.8 million increase in average loans, net. The yield on earning assets was 3.73% and the effective cost of funds was 0.46% for the second quarter 2016, both unchanged from the previous quarter.
The net interest margin could experience slight downward pressure in the third quarter of 2016. Current expectations for the full year 2016 are for an estimated increase in net interest income of 7.5% assuming no change in short-term interest rates.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Average Balances, Interest, and Yields	2016		2015
(dollars in thousands) (yields and rates annualized)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Interest Earning Assets:
Taxable investment securities (1)	$3,529,030	3,537,131	3,481,184	3,380,543	3,165,513
Yield	1.89%	1.91	1.85	1.76	1.79
Tax-exempt investment securities(1)(3)	$3,491	4,091	4,352	4,509	4,595
Yield (taxable equivalent) (3)	6.08%	6.37	6.16	6.21	6.15
Trading account assets	$3,803	5,216	8,067	7,278	12,564
Yield	1.27%	1.65	2.24	1.84	3.72
Commercial loans(2)(3)	$18,433,638	18,253,169	17,884,661	17,522,735	17,297,130
Yield	4.04%	4.03	3.97	3.99	4.01
Consumer loans(2)	$4,497,147	4,334,817	4,233,061	4,105,639	3,986,151
Yield	4.32%	4.37	4.27	4.31	4.37
Allowance for loan losses	$(251,101)	(258,097)	(252,049)	(256,102)	(254,177)
Loans, net (2)	$22,679,684	22,329,889	21,865,673	21,372,272	21,029,104
Yield	4.15%	4.15	4.08	4.10	4.14
Mortgage loans held for sale	$72,477	63,339	50,668	69,438	90,419
Yield	3.59%	3.72	3.84	3.82	3.39
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$907,614	885,938	1,081,604	1,380,686	1,590,114
Yield	0.47%	0.47	0.27	0.24	0.24
Federal Home Loan Bank and Federal Reserve Bank Stock(4)	77,571	80,679	66,790	71,852	76,091
Yield	5.15%	3.82	5.08	4.71	4.57
Total interest earning assets	$27,273,670	26,906,283	26,558,338	26,286,578	25,968,400
Yield	3.73%	3.73	3.63	3.60	3.61
Interest Bearing Liabilities:
Interest bearing demand deposits	$4,233,310	4,198,738	4,117,116	3,955,803	3,919,401
Rate	0.18%	0.17	0.17	0.18	0.18
Money Market accounts	$7,082,759	7,095,778	7,062,517	6,893,563	6,466,610
Rate	0.31%	0.32	0.35	0.36	0.35
Savings deposits	$746,225	722,172	692,536	685,813	675,260
Rate	0.06%	0.07	0.06	0.06	0.06
Time deposits under $100,000	$1,262,280	1,279,811	1,307,601	1,338,994	1,351,299
Rate	0.64%	0.65	0.65	0.66	0.68
Time deposits over $100,000	$2,016,116	2,006,302	2,033,193	2,086,851	2,061,434
Rate	0.89%	0.89	0.88	0.88	0.88
Non-maturing brokered deposits	$451,398	315,006	297,925	221,817	185,909
Rate	0.39%	0.48	0.31	0.31	0.31
Brokered time deposits	$885,603	780,233	887,168	1,135,346	1,370,022
Rate	0.85%	0.83	0.76	0.71	0.67
Total interest bearing deposits	$16,677,691	16,398,040	16,398,056	16,318,187	16,029,935
Rate	0.39%	0.39	0.40	0.42	0.42
Federal funds purchased and securities sold under repurchase agreements	$221,276	$177,921	158,810	207,894	232,531
Rate	0.09%	0.10	0.08	0.09	0.08
Long-term debt	$2,279,043	2,361,973	2,007,924	2,072,455	2,172,765
Rate	2.55%	2.55	2.63	2.51	2.39
Total interest bearing liabilities	$19,178,010	18,937,934	18,564,790	18,598,536	18,435,231

Rate	0.65%	0.66	0.65	0.65	0.65
Non-interest bearing demand deposits	$6,930,336	6,812,223	6,846,200	6,541,832	6,436,167
Effective cost of funds	0.46%	0.46	0.45	0.46	0.46
Net interest margin	3.27%	3.27	3.18	3.14	3.15
Taxable equivalent adjustment (3)	$329	305	311	315	330

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

Net Interest Income and Rate/Volume Analysis
The following tables set forth the major components of net interest income and the related annualized yields and rates for the six months ended June 30, 2016 and 2015, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Six Months Ended June 30,						2016 Compared to 2015
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2016	2015	2016	2015	2016	2015	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$3,533,080	3,082,516	$33,579	28,021	1.90%	1.82	$4,089	1,469	$5,558
Tax-exempt investment securities(2)	3,791	4,780	118	148	6.23	6.18	(30)	—	(30)
Total investment securities	3,536,871	3,087,296	33,697	28,169	1.91	1.82	4,059	1,469	5,528
Trading account assets	4,510	13,372	34	224	1.49	3.35	(148)	(42)	(190)
Taxable loans, net(1)	22,686,162	21,118,864	461,792	430,861	4.09	4.11	31,963	(1,032)	30,931
Tax-exempt loans, net(1)(2)	73,223	76,182	1,692	1,791	4.65	4.74	(70)	(29)	(99)
Allowance for loan losses	(254,599)	(255,664)
Loans, net	22,504,786	20,939,382	463,484	432,652	4.15	4.17	31,893	(1,061)	30,832
Mortgage loans held for sale	67,908	77,535	1,238	1,397	3.65	3.60	(173)	14	(159)
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	896,777	1,357,972	2,129	1,632	0.48	0.24	(529)	1,024	495
Federal Home Loan Bank and Federal Reserve Bank stock	79,125	78,439	1,768	1,658	4.47	4.23	14	96	110
Total interest earning assets	$27,089,977	25,553,996	$502,350	465,732	3.73%	3.67	$35,116	1,500	$36,616
Cash and due from banks	405,564	429,450
Premises and equipment, net	441,197	452,352
Other real estate	41,586	79,102
Other assets(3)	1,111,448	1,189,794
Total assets	$29,089,772	27,704,694

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$4,216,024	3,860,267	$3,673	3,547	0.18%	0.19%	$337	(211)	$126
Money market accounts	7,472,471	6,523,208	11,852	10,818	0.32	0.33	1,562	(528)	1,034
Savings deposits	734,199	662,499	232	183	0.06	0.06	21	28	49
Time deposits	4,115,172	4,723,685	16,457	17,083	0.80	0.73	(2,215)	1,589	(626)
Federal funds purchased and securities sold under repurchase agreements	199,599	227,622	96	89	0.09	0.08	(11)	18	7
Long-term debt	2,320,508	2,190,312	29,763	26,427	2.57	2.41	1,575	1,761	3,336
Total interest-bearing liabilities	$19,057,973	18,187,593	$62,073	58,147	0.65	0.64	$1,269	2,657	$3,926
Non-interest bearing deposits	6,871,279	6,273,267
Other liabilities	203,923	216,632
Shareholders' equity	2,956,597	3,027,202
Total liabilities and equity	$29,089,772	27,704,694
Interest rate spread
Net interest income - FTE/margin(4)			440,277	407,585	3.27%	3.22	$33,847	(1,157)	$32,690
Taxable equivalent adjustment			634	678
Net interest income, actual			$439,643	406,907

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2016 - $15.6 million, 2015 - $15.2 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35% in adjusting interest on tax-exempt loans and investment securities to a taxable-
equivalent basis.
(3) Includes average net unrealized gains on investment securities available for sale of $28.7 million and $26.6 million for the six months ended June 30, 2016 and
2015, respectively.
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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0.25% to 0.50% and the current prime rate of 3.50%. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a decline of 25 basis points to determine the sensitivity of net interest income for the next twelve months. Synovus continues to maintain a modestly asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment and reduce net interest income in a declining interest rate environment. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at June 30, 2016, with comparable information for December 31, 2015.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

Change in Short-term Interest Rates (in basis points)	June 30, 2016	December 31, 2015
+200	5.8%	6.4%
+100	3.5%	3.8%
Flat	—%	—%
-25	-1.9%	-2.6%

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

	As of June 30, 2016
Change in Short-term Interest Rates (in basis points)	Base Scenario	15% Increase in Average Repricing Beta
+200	5.8%	3.7%
+100	3.5%	2.4%

The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter term time horizon. Synovus also evaluates potential longer term interest rate risk through modeling and evaluation of economic value of equity (EVE). Simulation modeling is utilized to measure the economic value of equity and its sensitivity to immediate changes in interest rates. These simulations value only the current balance sheet and do not incorporate growth assumptions used in the net interest income simulation. The economic value of equity is the net fair value of assets, liabilities, and off-balance sheet financial instruments derived from the present value of future cash flows discounted at current market interest rates. From this baseline valuation, Synovus evaluates changes in the value of each of these items in various interest rate scenarios to determine the net impact on the economic value of equity. Key assumptions utilized in the model, namely loan prepayments, investment security prepayments, deposit repricing betas, and non-maturity deposit duration have a significant impact on the results of the EVE simulations. As illustrated in the table below, the economic value of equity model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 5.9% and 6.9%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. Assuming an immediate 25 basis point decline in rates, EVE is projected to decrease by 3.9%

	Estimated Change in EVE
Immediate Change in Interest Rates (in basis points)	June 30, 2016	December 31, 2015
+200	6.9%	3.2%
+100	5.9%	3.4%
-25	-3.9%	-3.5%

ADDITIONAL DISCLOSURES
Recently Issued Accounting Standards
The following ASUs will be implemented effective January 1, 2017 or later:

ASU 2016-13, Financial Instruments--Credit Losses. On June 16, 2016, the FASB issued the new credit impairment standard, ASU 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 represents a shift in focus from an incurred loss model to one that recognizes losses expected to occur over the life of an asset. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses for financial assets not recorded at fair value based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance in ASU 2016-13 applies to all industries, and will impact Synovus' accounting for loans, loan commitments, and debt securities.

ASU 2016-13 will be required to be implemented through a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the amendments are effective. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Once effective, the new guidance will significantly change the accounting for credit impairment. Management is currently evaluating the requirements of this new accounting standard to determine the impact on its consolidated financial statements.

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

ASU 2016-02, Leases. In February 2016, the FASB issued ASU 2016-02, its new standard on lease accounting. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. Under the new standard, all lessees will recognize a right-of-use asset and a lease liability for all leases, including operating leases, with a lease term greater than 12 months. From a lessor perspective, the accounting model is largely unchanged, though the new standard does include certain targeted improvements to align, where necessary, lessor accounting with the lessee accounting model and the revenue recognition guidance in ASC Topic 606 (those related to evaluating when profit can be recognized). For Synovus, the impact of this ASU will primarily relate to its accounting and reporting of leases as a lessee. The new ASU will be effective for Synovus beginning January 1, 2019 (prior periods will be restated so prior years are comparable). Early adoption is permitted. Management currently estimates that the financial statement impact from the implementation of the new lease accounting standard will not be significant.

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
Management is currently evaluating the impact of this ASU on Synovus’ consolidated financial statements. The standard is expected to potentially impact ORE sales, interchange revenue, credit card loyalty programs, asset management fees, treasury management services revenue, and miscellaneous fees; however, the overall financial statement impact for Synovus is not expected to be significant. Extensive new disclosures will be required, including disaggregation of total revenue, information about performance obligations, changes in contract asset and liability account balances between periods, and information about key judgments and estimates and policy decisions regarding revenue recognition.
See Note 1 of the notes to the unaudited interim consolidated financial statements for a discussion of recently adopted accounting standards updates.
Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for loan losses and determining the fair value of financial instruments. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in Note 1 - Summary of Significant Accounting Policies in Synovus' 2015 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. During the six months ended June 30, 2016, there have been no significant changes to Synovus’ critical accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2015 Form 10-K.
Non-GAAP Financial Measures
The measures entitled adjusted non-interest income; adjusted non-interest expense; adjusted net income per common share, diluted; adjusted efficiency ratio; average core deposits; average core deposits excluding average state, county, and municipal deposits; core deposits excluding state, county, and municipal deposits; Tangible Common Equity ratio; and common equity Tier 1 (CET1) ratio (fully phased-in) are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest income; total non-interest expense; net income per common share, diluted; efficiency ratio; total deposits; and the ratio of total equity to total assets, respectively.
Management uses these non-GAAP financial measures to assess the performance of Synovus’ business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management, investors, and bank regulators in evaluating Synovus’ operating results, financial strength and capitalization and to permit investors to assess the performance of Synovus on the same basis as that used by management. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors. Adjusted non-interest income is a measure used by management to evaluate non-interest income exclusive of net investment securities gains. Adjusted non-interest expense and the adjusted efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income per common share, diluted is a measure used by management to evaluate operating results exclusive of items that are not indicative of ongoing operations and impact period-to-period comparisons. Average core deposits, average core deposits excluding average state, county, and municipal deposits, and core deposits excluding state, county, and municipal deposits are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. The Tangible Common Equity ratio and common equity Tier 1 (CET1) ratio (fully phased-in) are used by management and bank regulators to assess the strength of our capital position. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. The computations of these measures are set forth in the tables below.

Reconciliation of Non-GAAP Financial Measures	Six Months Ended		Three Months Ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Adjusted Non-interest Income
Total non-interest income	$131,033	134,687	67,886	68,832
Less: Investment securities gains, net	(67)	(2,710)	—	(1,985)
Adjusted non-interest income	$130,966	131,977	67,886	66,847
Adjusted Non-interest Expense
Total non-interest expense	$376,844	356,713	188,611	177,806
Less: Restructuring charges	(6,981)	102	(5,841)	(5)
Less: Visa indemnification charges	(720)	(729)	(360)	(354)
Less: Litigation contingency expense	(2,700)	(4,400)	—	(4,400)
Less: Loss on early extinguishment of debt	(4,735)	—	—	—
Adjusted non-interest expense	$361,708	351,686	182,410	173,047

	Three Months Ended
(in thousands)	June 30, 2016	June 30, 2015
Adjusted Net Income Per Common Share, Diluted
Net income available to common shareholders	57,898	53,233
Add: Litigation contingency expense	—	4,400
Add: Restructuring charges	5,841	5
Subtract: Tax effect of adjustments	(2,138)	(1,612)
Adjusted net income available to common shareholders	61,601	$56,026
Weighted average common shares outstanding - diluted	125,699	133,625
Adjusted net income per common share, diluted	0.49	0.42

Adjusted Efficiency Ratio
Adjusted non-interest expense	182,410	173,047
Subtract: Other credit costs	(4,143)	(6,175)
Adjusted non-interest expense excluding credit costs	178,267	166,872
Net interest income	221,449	203,644
Add: Tax equivalent adjustment	329	330
Total non-interest income	67,886	68,832
Subtract: Investment securities gains, net	—	(1,985)
Total revenues	289,664	270,821
Adjusted efficiency ratio	61.54%	61.62%

Reconciliation of Non-GAAP Financial Measures, continued	Three Months Ended
(dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
Average Core Deposits and Average Core Deposits Excluding Average State, County, and Municipal Deposits
Average total deposits	$23,608,027	23,210,263	23,244,256	22,466,102
Less: Average brokered deposits	(1,337,000)	(1,095,239)	(1,185,093)	(1,555,931)
Average core deposits	22,271,027	22,115,024	22,059,163	20,910,171
Less: Average SCM deposits	(2,280,039)	(2,440,749)	(2,303,278)	(2,277,783)
Average core deposits excluding average SCM deposits	$19,990,988	19,674,275	19,755,885	18,632,388
Core Deposits and Core Deposits Excluding State, County, and Municipal Deposits
Total deposits	$23,925,922	23,449,928		22,649,181
Less: Brokered deposits	(1,496,161)	(1,204,517)		(1,452,151)
Core deposits	22,429,761	22,245,411		21,197,030
Less: State, county, and municipal deposits	(2,294,898)	(2,344,361)		(2,330,061)
Core deposits excluding state, county, and municipal deposits	$20,134,863	19,901,050		18,866,969
Tangible Common Equity Ratio
Total assets	$29,459,691	29,171,257	28,792,653	28,205,870
Less: Goodwill	(24,431)	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(228)	(277)	(471)	(863)
Tangible assets	$29,435,032	29,146,549	28,767,751	28,180,576
Total shareholders' equity	$2,951,659	2,953,268	3,000,196	3,006,157
Less: Goodwill	(24,431)	(24,431)	(24,431)	(24,431)
Less: Other intangible assets, net	(228)	(277)	(471)	(863)
Less: Series C Preferred Stock, no par value	(125,980)	(125,980)	(125,980)	(125,980)
Tangible common equity	$2,801,020	2,802,580	2,849,314	2,854,883
Total shareholders' equity to total assets ratio	10.02%	10.12	10.42	10.66
Tangible common equity ratio	9.52%	9.62	9.90	10.13
Common Equity Tier 1 (CET1) Ratio (fully phased-in)
Common equity Tier 1 (CET1)	$2,616,181
Adjustment related to capital components	(114,588)
CET1 (fully phased-in)	$2,501,593
Total risk-weighted assets (fully phased-in)	$26,373,430
Common equity Tier 1 (CET1) ratio (fully phased-in)	9.49%

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, Synovus' internal controls over financial reporting.

PART II. – OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
Synovus and its subsidiaries are subject to various legal proceedings, claims and disputes that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. Synovus, like many other financial institutions, has been the target of legal actions and other proceedings asserting claims for damages and related relief for losses. These actions include mortgage loan and other loan put-back claims, claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including putative class action matters. In addition to actual damages if Synovus does not prevail in such asserted legal actions, credit-related litigation could result in additional write-downs or charge-offs of assets, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off were to occur.
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
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:
During the third quarter of 2015, Synovus' Board of Directors authorized a $300 million share repurchase program to be completed over the next 15 months. The table below sets forth information regarding repurchases of our common stock during the second quarter of 2016.

Share Repurchases	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 2016	411,100	$28.96	411,100	$140,125,932
May 2016	676,500	30.61	676,500	119,416,015
June 2016	928,400	30.06	928,400	91,509,436
Total	2,016,000	$30.02	2,016,000	$91,509,436

(1) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

The foregoing repurchases during the second quarter of 2016 totaled $60.5 million, or 2.0 million shares, of common stock and were purchased through a combination of open market transactions and privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

SYNOVUS FINANCIAL CORP.

August 3, 2016	By:	/s/ Thomas J. Prescott
Date		Thomas J. Prescott
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)