Form 10-Q
period 2016-09-30
SYNOVUS FINANCIAL CORP
filed 2016-11-04
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
Commission file number 1-10312

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	October 31, 2016
Common Stock, $1.00 Par Value	122,298,503

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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$367,342	367,092
Interest bearing funds with Federal Reserve Bank	985,776	829,887
Interest earning deposits with banks	18,375	17,387
Federal funds sold and securities purchased under resale agreements	71,753	69,819
Trading account assets, at fair value	7,309	5,097
Mortgage loans held for sale, at fair value	95,769	59,275
Investment securities available for sale, at fair value	3,603,153	3,587,818
Loans, net of deferred fees and costs	23,262,887	22,429,565
Allowance for loan losses	(253,817)	(252,496)
Loans, net	$23,009,070	22,177,069
Premises and equipment, net	418,091	445,155
Goodwill	24,431	24,431
Other real estate	28,438	47,030
Deferred tax asset, net	395,795	511,948
Other assets	701,794	650,645
Total assets	$29,727,096	28,792,653
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$7,059,059	6,732,970
Interest bearing deposits, excluding brokered deposits	15,817,596	15,434,171
Brokered deposits	1,315,348	1,075,520
Total deposits	24,192,003	23,242,661
Federal funds purchased and securities sold under repurchase agreements	195,025	177,025
Long-term debt	2,160,985	2,186,893
Other liabilities	272,424	185,878
Total liabilities	$26,820,437	25,792,457
Shareholders' Equity
Series C Preferred Stock – no par value. Authorized 100,000,000 shares; 5,200,000 shares issued and outstanding at September 30, 2016 and December 31, 2015	125,980	125,980
Common stock - $1.00 par value. Authorized 342,857,143 shares; 141,066,207 issued at September 30, 2016 and 140,592,409 issued at December 31, 2015; 121,453,772 outstanding at September 30, 2016 and 129,547,032 outstanding at December 31, 2015	141,066	140,592
Additional paid-in capital	2,987,760	2,989,981
Treasury stock, at cost – 19,612,435 shares at September 30, 2016 and 11,045,377 shares at December 31, 2015	(654,014)	(401,511)
Accumulated other comprehensive income (loss)	5,165	(29,819)
Retained earnings	300,702	174,973
Total shareholders’ equity	2,906,659	3,000,196
Total liabilities and shareholders' equity	$29,727,096	28,792,653

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Interest income:
Loans, including fees	$700,340	652,807	$237,448	220,782
Investment securities available for sale	49,926	43,043	16,269	14,926
Trading account assets	46	258	13	34
Mortgage loans held for sale	1,966	2,060	727	662
Federal Reserve Bank balances	3,170	2,413	1,151	821
Other earning assets	2,822	2,567	946	868
Total interest income	758,270	703,148	256,554	238,093
Interest expense:
Deposits	48,072	48,859	15,858	17,227
Federal funds purchased and securities sold under repurchase agreements	154	134	58	46
Long-term debt	44,394	39,457	14,631	13,030
Total interest expense	92,620	88,450	30,547	30,303
Net interest income	665,650	614,698	226,007	207,790
Provision for loan losses	21,741	13,990	5,671	2,956
Net interest income after provision for loan losses	643,909	600,708	220,336	204,834
Non-interest income:
Service charges on deposit accounts	60,772	59,621	20,822	20,692
Fiduciary and asset management fees	34,691	34,722	11,837	11,308
Brokerage revenue	20,019	20,978	6,199	6,946
Mortgage banking income	18,755	19,960	7,329	5,965
Bankcard fees	24,988	24,910	8,269	8,334
Investment securities gains, net	126	2,710	59	—
Other fee income	15,255	15,371	5,171	5,521
Other non-interest income	24,582	23,474	8,469	8,293
Total non-interest income	199,188	201,746	68,155	67,059
Non-interest expense:
Salaries and other personnel expense	300,364	285,394	101,945	94,341
Net occupancy and equipment expense	81,480	79,650	28,120	26,937
Third-party processing expense	34,033	31,858	11,219	10,844
FDIC insurance and other regulatory fees	20,100	20,315	6,756	6,591
Professional fees	19,794	18,382	6,486	6,371
Advertising expense	15,358	11,797	5,597	5,488
Foreclosed real estate expense, net	9,998	18,350	2,725	4,503
Merger-related expense	550	—	550	—
Loss on early extinguishment of debt	4,735	—	—	—
Restructuring charges, net	8,225	(33)	1,243	69
Other operating expenses	68,079	68,908	21,230	22,763
Total non-interest expense	562,716	534,621	185,871	177,907
Income before income taxes	280,381	267,833	102,620	93,986
Income tax expense	102,148	100,149	37,375	36,058
Net income	178,233	167,684	65,245	57,928
Dividends on preferred stock	7,678	7,678	2,559	2,559
Net income available to common shareholders	$170,555	160,006	$62,686	55,369
Net income per common share, basic	$1.36	1.20	$0.51	0.42
Net income per common share, diluted	1.36	1.20	0.51	0.42
Weighted average common shares outstanding, basic	125,076	133,120	122,924	131,516
Weighted average common shares outstanding, diluted	125,712	133,876	123,604	132,297

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Nine Months Ended September 30,
	2016			2015
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$280,381	(102,148)	178,233	267,833	(100,149)	167,684
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	402	(155)	247	336	(130)	206
Net unrealized gains on investment securities available for sale:
Reclassification adjustment for net gains realized in net income	(126)	49	(77)	(2,710)	1,043	(1,667)
Net unrealized gains arising during the period	56,648	(21,821)	34,827	12,907	(4,966)	7,941
Net unrealized gains	56,522	(21,772)	34,750	10,197	(3,923)	6,274
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(124)	48	(76)	(178)	68	(110)
Actuarial gains arising during the period	102	(39)	63	236	(93)	143
Net unrealized (realized) gains	$(22)	9	(13)	58	(25)	33
Other comprehensive income	$56,902	(21,918)	34,984	10,591	(4,078)	6,513
Comprehensive income			$213,217			174,197

See accompanying notes to unaudited interim consolidated financial statements.

	Three Months Ended September 30,
	2016			2015
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$102,620	(37,375)	65,245	93,986	(36,058)	57,928
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	65	(25)	40	112	(43)	69
Net unrealized gains (losses) on investment securities available for sale:
Reclassification adjustment for net gains realized in net income	(59)	23	(36)	—	—	—
Net unrealized gains (losses) arising during the period	(9,567)	3,672	(5,895)	26,374	(10,154)	16,220
Net unrealized gains (losses)	(9,626)	3,695	(5,931)	26,374	(10,154)	16,220
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(20)	8	(12)	(94)	36	(58)
Actuarial gains arising during the period	102	(39)	63	—	—	—
Net unrealized (realized) gains	$82	(31)	51	(94)	36	(58)
Other comprehensive income (loss)	$(9,479)	3,639	(5,840)	26,392	(10,161)	16,231
Comprehensive income			$59,405			74,159

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Series C Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2014	$125,980	139,950	2,960,825	(187,774)	(12,605)	14,894	3,041,270
Net income	—	—	—	—	—	167,684	167,684
Other comprehensive income, net of income taxes	—	—	—	—	6,513	—	6,513
Cash dividends declared on common stock -$0.30 per share	—	—	—	—	—	(39,736)	(39,736)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	(7,678)	(7,678)
Repurchases and completion of ASR agreement to repurchase shares of common stock	—	—	14,516	(176,654)	—	—	(162,138)
Restricted share unit activity	—	282	(4,376)	—	—	(367)	(4,461)
Stock options exercised	—	294	4,603	—	—	—	4,897
Share-based compensation net tax benefit	—	—	1,303	—	—	—	1,303
Share-based compensation expense	—	—	9,462	—	—	—	9,462
Balance at September 30, 2015	$125,980	140,526	2,986,333	(364,428)	(6,092)	134,797	3,017,116

Balance at December 31, 2015	$125,980	140,592	2,989,981	(401,511)	(29,819)	174,973	3,000,196
Net income	—	—	—	—	—	178,233	178,233
Other comprehensive income, net of income taxes	—	—	—	—	34,984	—	34,984
Cash dividends declared on common stock - $0.36 per share	—	—	—	—	—	(44,737)	(44,737)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	(7,678)	(7,678)
Repurchases and agreements to repurchase shares of common stock	—	—	(10,581)	(252,503)	—	—	(263,084)
Restricted share unit activity	—	301	(4,860)	—	—	(89)	(4,648)
Stock options exercised	—	173	2,808	—	—	—	2,981
Share-based compensation net tax benefit	—	—	199	—	—	—	199
Share-based compensation expense	—	—	10,213	—	—	—	10,213
Balance at September 30, 2016	$125,980	$141,066	2,987,760	(654,014)	5,165	300,702	2,906,659

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Operating Activities
Net income	178,233	167,684
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	21,741	13,990
Depreciation, amortization, and accretion, net	43,615	42,725
Deferred income tax expense	94,436	93,198
(Increase) decrease in trading account assets	(2,212)	8,019
Originations of mortgage loans held for sale	(512,572)	(656,987)
Proceeds from sales of mortgage loans held for sale	486,690	658,787
Gain on sales of mortgage loans held for sale, net	(10,828)	(12,531)
Increase in other assets	(38,050)	(9,874)
Increase (decrease) in other liabilities	37,068	(11,679)
Investment securities gains, net	(126)	(2,710)
Losses and write-downs on other real estate, net	8,194	14,864
Losses and write-downs on other assets held for sale, net	7,205	1,043
Loss on early extinguishment of debt	4,735	—
Share-based compensation expense	10,213	9,462
Net cash provided by operating activities	$328,342	315,991
Investing Activities
Net increase in interest earning deposits with banks	(988)	(9,360)
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	(1,934)	3,378
Net increase in interest bearing funds with Federal Reserve Bank	(155,889)	(116,278)
Proceeds from maturities and principal collections of investment securities available for sale	711,882	517,077
Proceeds from sales of investment securities available for sale	596,824	82,156
Purchases of investment securities available for sale	(1,233,236)	(1,048,048)
Proceeds from sales of loans and principal repayments on other loans held for sale	8,433	28,045
Proceeds from sales of other real estate	25,415	30,124
Net increase in loans	(879,200)	(839,971)
Purchases of BOLI policies	—	(45,000)
Net increase in premises and equipment	(24,491)	(21,667)
Proceeds from sales of other assets held for sale	5,673	2,304
Net cash used in investing activities	$(947,511)	(1,417,240)

Financing Activities
Net increase in demand and savings deposits	1,054,389	1,500,506
Net decrease in certificates of deposit	(105,698)	(254,793)
Net increase in federal funds purchased and securities sold under repurchase agreements	18,000	8,559
Repayments on long-term debt	(1,730,106)	(525,000)
Proceeds from issuance of long-term debt	1,700,000	425,000
Dividends paid to common shareholders	(44,737)	(39,736)
Dividends paid to preferred shareholders	(7,678)	(7,678)
Stock options exercised	2,981	4,897
Repurchases and agreements to repurchase shares of common stock	(263,084)	(162,138)
Restricted stock activity	(4,648)	(4,461)
Net cash provided by financing activities	$619,419	945,156
Increase (decrease) in cash and cash equivalents	250	(156,093)
Cash and cash equivalents at beginning of period	367,092	485,489
Cash and cash equivalents at end of period	$367,342	329,396

Supplemental Cash Flow Information
Cash paid during the period for:
Income tax payments, net	6,828	9,109
Interest paid	93,479	86,451
Non-cash Activities
Premises and equipment transferred to other assets held for sale	23,667	1,477
Loans foreclosed and transferred to other real estate	15,017	23,862
Loans transferred to other assets held for sale at fair value	10,482	—
Securities purchased during the period but settled after period-end	49,479	—

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
Synovus Bank's 28 locally-branded bank divisions are positioned in some of the best markets in the Southeast, with 250 branches and 332 ATMs in Georgia, Alabama, South Carolina, Florida, and Tennessee.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At September 30, 2016 and December 31, 2015, $33 thousand and $100 thousand, respectively, of the due from banks balance was restricted as to withdrawal.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and Federal funds sold and securities purchased under resale agreements. At September 30, 2016 and December 31, 2015, interest bearing funds with the Federal Reserve Bank included $135.1 million and $117.3 million, respectively, on deposit to meet Federal Reserve Bank requirements. Interest earning deposits with banks include $5.6 million and $2.2 million at September 30, 2016 and December 31, 2015, respectively, which are pledged as collateral in connection with certain letters of credit. Federal funds sold include $71.0 million and $65.9 million at September 30, 2016 and December 31, 2015, respectively, which are pledged to collateralize certain derivative financial instruments. Federal funds sold and securities purchased under resale agreements, and Federal funds purchased and securities sold under repurchase agreements, generally mature in one day.
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
On October 1, 2016, Synovus completed its acquisition of Entaire Global Companies, Inc. ("Entaire"), an Atlanta-based specialty financial services company. Under the terms of the agreement, Synovus acquired Entaire for an up-front payment of $30.0 million in common stock and cash, with potential additional payments to Entaire's stockholders over the next three to five years based on Entaire's earnings. As of October 1, 2016, Entaire had approximately $370 million in total assets, including loans totaling approximately $357 million.
Note 2 - Share Repurchase Program
During the third quarter of 2015, Synovus' Board of Directors authorized a $300 million share repurchase program to be completed over the next 15 months. Effective September 29, 2016, Synovus entered into an ASR agreement to repurchase the remaining $50.0 million of Synovus common stock under the share repurchase program and repurchased 1.2 million shares at an initial average price of $31.87. As of September 30, 2016, Synovus had repurchased a total of $289.4 million or 9.7 million shares at an average price of $29.78 per share under the $300 million share repurchase program. The remaining shares will be repurchased upon settlement of the ASR agreement on or before December 28, 2016. Share repurchases under the program by quarter are as follows: third quarter of 2016 - $80.9 million (2.6 million shares), second quarter of 2016 - $60.5 million (2.0 million shares), first quarter of 2016 - $110.9 million (3.9 million shares), and fourth quarter of 2015 - $37.1 million (1.2 million shares).

Note 3 - Investment Securities
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at September 30, 2016 and December 31, 2015 are summarized below.

	September 30, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$73,758	754	—	74,512
U.S. Government agency securities	12,728	415	—	13,143
Securities issued by U.S. Government sponsored enterprises	—	—	—	—
Mortgage-backed securities issued by U.S. Government agencies	181,772	3,481	(102)	185,151
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,391,778	31,624	(746)	2,422,656
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	868,723	8,108	(722)	876,109
State and municipal securities	2,870	30	(1)	2,899
Equity securities	2,755	5,892	—	8,647
Other investments	20,227	91	(282)	20,036
Total investment securities available for sale	$3,554,611	50,395	(1,853)	3,603,153

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$43,125	232	—	43,357
U.S. Government agency securities	13,087	536	—	13,623
Securities issued by U.S. Government sponsored enterprises	126,520	389	—	126,909
Mortgage-backed securities issued by U.S. Government agencies	209,785	1,340	(1,121)	210,004
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,645,107	7,874	(22,562)	2,630,419
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	530,426	2,396	(3,225)	529,597
State and municipal securities	4,343	92	(1)	4,434
Equity securities	3,228	6,444	—	9,672
Other investments	20,177	—	(374)	19,803
Total investment securities available for sale	$3,595,798	19,303	(27,283)	3,587,818

At September 30, 2016 and December 31, 2015, investment securities with a carrying value of $2.01 billion and $2.43 billion respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of September 30, 2016 and December 31, 2015 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in earnings. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses.
Declines in the fair value of available for sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of September 30, 2016, Synovus had sixteen investment securities in a loss position for less than twelve months and four investment securities in a loss position for twelve months or longer.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015, are presented below.

	September 30, 2016
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	8,058	61	3,961	41	12,019	102
Mortgage-backed securities issued by U.S. Government sponsored enterprises	351,518	746	—	—	351,518	746
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	197,340	460	26,566	262	223,906	722
State and municipal securities	—	—	54	1	54	1
Other investments	—	—	4,945	282	4,945	282
Total	$556,916	1,267	35,526	586	592,442	1,853

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	122,626	639	18,435	482	141,061	1,121
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,656,194	12,874	489,971	9,688	2,146,165	22,562
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	196,811	963	72,366	2,262	269,177	3,225
State and municipal securities	—	—	50	1	50	1
Other investments	14,985	15	4,818	359	19,803	374
Total	$1,990,616	14,491	585,640	12,792	2,576,256	27,283

The amortized cost and fair value by contractual maturity of investment securities available for sale at September 30, 2016 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at September 30, 2016
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$18,770	54,988	—	—	—	73,758
U.S. Government agency securities	999	5,929	5,800	—	—	12,728
Securities issued by U.S. Government sponsored enterprises	—	—	—	—	—	—
Mortgage-backed securities issued by U.S. Government agencies	—	—	15,175	166,597	—	181,772
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	334	947,156	1,444,288	—	2,391,778
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	868,723	—	868,723
State and municipal securities	164	240	—	2,466	—	2,870
Equity securities	—	—	—		2,755	2,755
Other investments	—	—	15,000	2,000	3,227	20,227
Total amortized cost	$19,933	61,491	983,131	2,484,074	5,982	3,554,611

Fair Value
U.S. Treasury securities	$18,770	55,742	—	—	—	74,512
U.S. Government agency securities	1,034	6,071	6,038	—	—	13,143
Securities issued by U.S. Government sponsored enterprises	—	—	—	—	—	—
Mortgage-backed securities issued by U.S. Government agencies	—	—	15,568	169,583	—	185,151
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	345	957,800	1,464,511	—	2,422,656
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	876,109	—	876,109
State and municipal securities	164	242	—	2,493	—	2,899
Equity securities	—	—	—	—	8,647	8,647
Other investments	—	—	15,091	1,774	3,171	20,036
Total fair value	$19,968	62,400	994,497	2,514,470	11,818	3,603,153

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the nine and three months ended September 30, 2016 and 2015 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Proceeds from sales of investment securities available for sale	$596,824	82,156	$353,215	—
Gross realized gains	2,590	2,710	1,635	—
Gross realized losses	(2,464)	—	(1,576)	—
Investment securities gains, net	$126	2,710	$59	—

Note 4 - Restructuring Charges
For the nine and three months ended September 30, 2016 and 2015, total restructuring charges consist of the following components:

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Lease termination charges	$6	(4)	$(25)	—
Asset impairment charges	8,107	229	1,240	229
Loss (gain) on sale of assets held for sale, net	13	(374)	—	(217)
Professional fees and other charges	99	116	28	57
Total restructuring charges, net	$8,225	(33)	$1,243	69

For the three months ended September 30, 2016, Synovus recorded restructuring charges of $1.2 million due to additional asset impairment charges of $973 thousand on properties previously identified for disposition as well as a $267 thousand impairment on a branch identified during the third quarter for closure by year-end. For the nine months ended September 30, 2016, restructuring charges totaled $8.2 million with $4.8 million related to Synovus' continued corporate real estate optimization activities. Synovus continues to evaluate its branch network while deploying additional digital and on-line capabilities to increase convenience for customers while lowering transaction costs, and identified nine branches for closure during the nine months ended September 30, 2016, with seven of those branches closed as of September 30, 2016. Restructuring charges associated with branch closures identified during 2016 totaled $3.3 million for the nine months ended September 30, 2016. Synovus' branch network will consist of 248 locations at year-end, which will represent a 23.2% reduction from year-end 2010.
During the nine months ended September 30, 2015, Synovus recorded net gains of $374 thousand on the sale of certain branch locations and recorded additional expense, net of $341 thousand associated primarily with 2014 branch closings.
The following tables present aggregate activity within the accrual for restructuring charges for the nine and three months ended September 30, 2016 and 2015:

(in thousands)	Severance Charges	Lease Termination Charges	Total
Balance at December 31, 2015	$1,930	4,687	6,617
Accruals for efficiency initiatives	—	6	6
Payments	(1,702)	(533)	(2,235)
Balance at September 30, 2016	$228	4,160	4,388

Balance at July 1, 2016	593	4,375	4,968
Accruals for efficiency initiatives	—	(25)	(25)
Payments	(365)	(190)	(555)
Balance at September 30, 2016	$228	4,160	4,388

(in thousands)	Severance Charges	Lease Termination Charges	Total
Balance at December 31, 2014	$3,291	5,539	8,830
Accruals for efficiency initiatives	—	(4)	(4)
Payments	(1,259)	(608)	(1,867)
Balance at September 30, 2015	$2,032	4,927	6,959

Balance at July 1, 2015	2,253	5,124	7,377
Accruals for efficiency initiatives	—	—	—
Payments	(221)	(197)	(418)
Balance at September 30, 2015	$2,032	4,927	6,959

All professional fees and other charges were paid in the quarters that they were incurred. No other restructuring charges resulted in payment accruals.

Note 5 - Loans and Allowance for Loan Losses
The following is a summary of current, accruing past due, and non-accrual loans by portfolio class as of September 30, 2016 and December 31, 2015.

Current, Accruing Past Due, and Non-accrual Loans
	September 30, 2016
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,957,788	2,501	293	2,794	8,884	5,969,466
1-4 family properties	1,047,830	5,355	717	6,072	17,152	1,071,054
Land acquisition	414,425	2,678	1,283	3,961	6,672	425,058
Total commercial real estate	7,420,043	10,534	2,293	12,827	32,708	7,465,578
Commercial, financial and agricultural	6,475,826	17,987	942	18,929	49,874	6,544,629
Owner-occupied	4,441,624	8,145	153	8,298	21,443	4,471,365
Total commercial and industrial	10,917,450	26,132	1,095	27,227	71,317	11,015,994
Home equity lines	1,613,264	5,283	482	5,765	19,815	1,638,844
Consumer mortgages	2,212,358	9,411	101	9,512	21,284	2,243,154
Credit cards	229,735	1,309	1,265	2,574	—	232,309
Other retail loans	686,297	3,754	122	3,876	3,031	693,204
Total retail	4,741,654	19,757	1,970	21,727	44,130	4,807,511
Total loans	$23,079,147	56,423	5,358	61,781	148,155	23,289,083	(1)

	December 31, 2015
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,726,307	2,284	—	2,284	23,040	5,751,631
1-4 family properties	1,105,914	6,300	103	6,403	16,839	1,129,156
Land acquisition	495,542	639	32	671	17,768	513,981
Total commercial real estate	7,327,763	9,223	135	9,358	57,647	7,394,768
Commercial, financial and agricultural	6,391,036	12,222	785	13,007	49,137	6,453,180
Owner-occupied	4,293,308	5,254	95	5,349	20,293	4,318,950
Total commercial and industrial	10,684,344	17,476	880	18,356	69,430	10,772,130
Home equity lines	1,667,552	5,882	—	5,882	16,480	1,689,914
Consumer mortgages	1,907,644	8,657	134	8,791	22,248	1,938,683
Credit cards	237,742	1,663	1,446	3,109	—	240,851
Other retail loans	418,337	2,390	26	2,416	2,565	423,318
Total retail	4,231,275	18,592	1,606	20,198	41,293	4,292,766
Total loans	$22,243,382	45,291	2,621	47,912	168,370	22,459,664	(2)

(1) Total before net deferred fees and costs of $26.2 million.
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

Loan Portfolio Credit Exposure by Risk Grade
	September 30, 2016
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$5,852,738	80,002	36,726	—	—		5,969,466
1-4 family properties	961,369	48,024	54,619	7,042	—		1,071,054
Land acquisition	373,709	30,841	20,182	326	—		425,058
Total commercial real estate	7,187,816	158,867	111,527	7,368	—		7,465,578
Commercial, financial and agricultural	6,259,343	152,273	121,900	10,103	1,010	(3)	6,544,629
Owner-occupied	4,276,792	73,250	119,911	1,412	—		4,471,365
Total commercial and industrial	10,536,135	225,523	241,811	11,515	1,010		11,015,994
Home equity lines	1,611,366	—	22,131	2,895	2,452	(3)	1,638,844
Consumer mortgages	2,218,687	—	23,002	1,285	180	(3)	2,243,154
Credit cards	231,044	—	483	—	782	(4)	232,309
Other retail loans	689,663	—	3,429	42	70	(3)	693,204
Total retail	4,750,760	—	49,045	4,222	3,484		4,807,511
Total loans	$22,474,711	384,390	402,383	23,105	4,494		23,289,083	(5)

	December 31, 2015
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$5,560,595	114,705	76,331	—	—		5,751,631
1-4 family properties	995,903	64,325	61,726	7,202	—		1,129,156
Land acquisition	436,835	46,208	30,574	364	—		513,981
Total commercial real estate	6,993,333	225,238	168,631	7,566	—		7,394,768
Commercial, financial and agricultural	6,184,179	152,189	100,658	13,330	2,824	(3)	6,453,180
Owner-occupied	4,118,631	78,490	121,272	98	459	(3)	4,318,950
Total commercial and industrial	10,302,810	230,679	221,930	13,428	3,283		10,772,130
Home equity lines	1,666,586	—	20,456	1,206	1,666	(3)	1,689,914
Consumer mortgages	1,910,649	—	26,041	1,700	293	(3)	1,938,683
Credit cards	239,405	—	480	—	966	(4)	240,851
Other retail loans	418,929	—	4,315	—	74	(3)	423,318
Total retail	4,235,569	—	51,292	2,906	2,999		4,292,766
Total loans	$21,531,712	455,917	441,853	23,900	6,282		22,459,664	(6)

(1) Includes $281.8 million and $303.7 million of Substandard accruing loans at September 30, 2016 and December 31, 2015, respectively.
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
(5) Total before net deferred fees and costs of $26.2 million.
(6) Total before net deferred fees and costs of $30.1 million.

The following table details the changes in the allowance for loan losses by loan segment for the nine and three months ended September 30, 2016 and 2015.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Nine Months Ended September 30, 2016
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Total
Allowance for loan losses:
Beginning balance	$87,133	122,989	42,374	252,496
Charge-offs	(13,361)	(17,098)	(10,611)	(41,070)
Recoveries	10,927	6,122	3,601	20,650
Provision for loan losses	(3,597)	18,875	6,463	21,741
Ending balance(1)	$81,102	130,888	41,827	253,817
Ending balance: individually evaluated for impairment	11,066	11,474	1,724	24,264
Ending balance: collectively evaluated for impairment	$70,036	119,414	40,103	229,553
Loans:
Ending balance: total loans(1)(2)	$7,465,578	11,015,994	4,807,511	23,289,083
Ending balance: individually evaluated for impairment	102,837	118,442	37,820	259,099
Ending balance: collectively evaluated for impairment	$7,362,741	10,897,552	4,769,691	23,029,984

	As Of and For The Nine Months Ended September 30, 2015
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Total
Allowance for loan losses:
Beginning balance	$101,471	118,110	41,736	261,317
Charge-offs	(12,120)	(17,417)	(16,535)	(46,072)
Recoveries	10,500	5,774	5,391	21,665
Provision for loan losses	(10,845)	15,954	8,881	13,990
Ending balance(1)	$89,006	122,421	39,473	250,900
Ending balance: individually evaluated for impairment	18,091	12,568	782	31,441
Ending balance: collectively evaluated for impairment	$70,915	109,853	38,691	219,459
Loans:
Ending balance: total loans(1)(3)	$7,207,461	10,525,972	4,159,243	21,892,676
Ending balance: individually evaluated for impairment	159,582	109,904	39,858	309,344
Ending balance: collectively evaluated for impairment	$7,047,879	10,416,068	4,119,385	21,583,332

(1) As of and for the nine months ended September 30, 2016 and 2015, there were no purchased credit-impaired loans and no allowance for loan losses for purchased credit-impaired loans.
(2) Total before net deferred fees and costs of $26.2 million.
(3) Total before net deferred fees and costs of $28.4 million.

Allowance for Loan Losses and Recorded Investment in Loans
	As of and For The Three Months Ended September 30, 2016
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Total
Allowance for loan losses:
Beginning balance	$79,359	129,633	46,084	255,076
Charge-offs	(4,084)	(6,437)	(3,463)	(13,984)
Recoveries	4,237	1,780	1,037	7,054
Provision for loan losses	1,590	5,912	(1,831)	5,671
Ending balance(1)	$81,102	130,888	41,827	253,817
Ending balance: individually evaluated for impairment	11,066	11,474	1,724	24,264
Ending balance: collectively evaluated for impairment	$70,036	119,414	40,103	229,553
Loans:
Ending balance: total loans(1)(2)	$7,465,578	11,015,994	4,807,511	23,289,083
Ending balance: individually evaluated for impairment	102,837	118,442	37,820	259,099
Ending balance: collectively evaluated for impairment	$7,362,741	10,897,552	4,769,691	23,029,984

	As of and For The Three Months Ended September 30, 2015
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Total
Allowance for loan losses:
Beginning balance	$90,691	123,050	40,961	254,702
Charge-offs	(1,722)	(8,342)	(4,779)	(14,843)
Recoveries	4,019	2,203	1,863	8,085
Provision for loan losses	(3,982)	5,510	1,428	2,956
Ending balance(1)	$89,006	122,421	39,473	250,900
Ending balance: individually evaluated for impairment	18,091	12,568	782	31,441
Ending balance: collectively evaluated for impairment	$70,915	109,853	38,691	219,459
Loans:
Ending balance: total loans(1)(3)	$7,207,461	10,525,972	4,159,243	21,892,676
Ending balance: individually evaluated for impairment	159,582	109,904	39,858	309,344
Ending balance: collectively evaluated for impairment	$7,047,879	10,416,068	4,119,385	21,583,332

(1)As of and for the three months ended September 30, 2016 and 2015, there were no purchased credit-impaired loans and no allowance for loan losses for purchased credit-impaired loans.
(2) Total before net deferred fees and costs of $26.2 million.
(3) Total before net deferred fees and costs of $28.4 million.

The tables below summarize impaired loans (including accruing TDRs) as of September 30, 2016 and December 31, 2015.

Impaired Loans (including accruing TDRs)
	September 30, 2016			Nine Months Ended September 30, 2016		Three Months Ended September 30, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$996	1,032	—	6,901	—	3,158	—
1-4 family properties	1,880	5,876	—	1,328	—	1,150	—
Land acquisition	920	4,360	—	3,644	—	2,070	—
Total commercial real estate	3,796	11,268	—	11,873	—	6,378	—
Commercial, financial and agricultural	4,015	5,406	—	5,276	—	4,351	—
Owner-occupied	10,896	11,907	—	8,182	—	7,223	—
Total commercial and industrial	14,911	17,313	—	13,458	—	11,574	—
Home equity lines	1,051	1,051	—	1,043	—	1,051	—
Consumer mortgages	814	2,065	—	814	—	814	—
Credit cards	—	—	—	—	—	—	—
Other retail loans	—	—	—	—	—	—	—
Total retail	1,865	3,116	—	1,857	—	1,865	—
Total impaired loans with no related allowance recorded	$20,572	31,697	—	27,188	—	19,817	—
With allowance recorded
Investment properties	$37,634	37,639	3,004	45,536	1,364	38,125	342
1-4 family properties	47,139	47,146	7,394	49,496	822	49,079	361
Land acquisition	14,268	14,268	668	17,842	349	14,095	126
Total commercial real estate	99,041	99,053	11,066	112,874	2,535	101,299	829
Commercial, financial and agricultural	47,881	50,357	9,736	53,618	863	51,820	346
Owner-occupied	55,650	55,870	1,738	51,565	1,419	53,935	492
Total commercial and industrial	103,531	106,227	11,474	105,183	2,282	105,755	838
Home equity lines	10,433	10,433	963	9,563	766	9,870	254
Consumer mortgages	20,571	20,571	610	21,259	332	20,817	108
Credit cards	—	—	—	—	—	—	—
Other retail loans	4,951	4,951	151	5,108	222	5,455	79
Total retail	35,955	35,955	1,724	35,930	1,320	36,142	441
Total impaired loans with allowance recorded	$238,527	241,235	24,264	253,987	6,137	243,196	2,108
Total impaired loans
Investment properties	$38,630	38,671	3,004	52,437	1,364	41,283	342
1-4 family properties	49,019	53,022	7,394	50,824	822	50,229	361
Land acquisition	15,188	18,628	668	21,486	349	16,165	126
Total commercial real estate	102,837	110,321	11,066	124,747	2,535	107,677	829
Commercial, financial and agricultural	51,896	55,763	9,736	58,894	863	56,171	346
Owner-occupied	66,546	67,777	1,738	59,747	1,419	61,158	492
Total commercial and industrial	118,442	123,540	11,474	118,641	2,282	117,329	838
Home equity lines	11,484	11,484	963	10,606	766	10,921	254
Consumer mortgages	21,385	22,636	610	22,073	332	21,631	108
Credit cards	—	—	—	—	—	—	—
Other retail loans	4,951	4,951	151	5,108	222	5,455	79
Total retail	37,820	39,071	1,724	37,787	1,320	38,007	441
Total impaired loans	$259,099	272,932	24,264	281,175	6,137	263,013	2,108

Impaired Loans (including accruing TDRs)
	December 31, 2015			Year Ended December 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$10,051	12,946	—	11,625	—
1-4 family properties	1,507	5,526	—	2,546	—
Land acquisition	8,551	39,053	—	13,897	—
Total commercial real estate	20,109	57,525	—	28,068	—
Commercial, financial and agricultural	4,393	7,606	—	5,737	—
Owner-occupied	8,762	11,210	—	14,657	—
Total commercial and industrial	13,155	18,816	—	20,394	—
Home equity lines	1,030	1,030	—	573	—
Consumer mortgages	814	941	—	995	—
Credit cards	—	—	—	—	—
Other retail loans	—	—	—	—	—
Total retail	1,844	1,971	—	1,568	—
Total impaired loans with no related allowance recorded	$35,108	78,312	—	50,030	—
With allowance recorded
Investment properties	$62,305	62,305	10,070	73,211	2,131
1-4 family properties	51,376	51,376	6,184	61,690	1,618
Land acquisition	24,168	24,738	2,715	34,793	936
Total commercial real estate	137,849	138,419	18,969	169,694	4,685
Commercial, financial and agricultural	42,914	44,374	8,339	43,740	1,125
Owner-occupied	49,530	49,688	2,138	55,323	1,814
Total commercial and industrial	92,444	94,062	10,477	99,063	2,939
Home equity lines	9,575	9,575	206	8,318	346
Consumer mortgages	22,173	23,297	651	26,044	1,229
Credit cards	—	—	—	—	—
Other retail loans	4,651	4,651	132	5,105	323
Total retail	36,399	37,523	989	39,467	1,898
Total impaired loans with allowance recorded	$266,692	270,004	30,435	308,224	9,522
Total impaired loans
Investment properties	$72,356	75,251	10,070	84,836	2,131
1-4 family properties	52,883	56,902	6,184	64,236	1,618
Land acquisition	32,719	63,791	2,715	48,690	936
Total commercial real estate	157,958	195,944	18,969	197,762	4,685
Commercial, financial and agricultural	47,307	51,980	8,339	49,477	1,125
Owner-occupied	58,292	60,898	2,138	69,980	1,814
Total commercial and industrial	105,599	112,878	10,477	119,457	2,939
Home equity lines	10,605	10,605	206	8,891	346
Consumer mortgages	22,987	24,238	651	27,039	1,229
Credit cards	—	—	—	—	—
Other retail loans	4,651	4,651	132	5,105	323
Total retail	38,243	39,494	989	41,035	1,898
Total impaired loans	$301,800	348,316	30,435	358,254	9,522

The average recorded investment in impaired loans was $375.5 million and $323.5 million for the nine and three months ended September 30, 2015. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the nine and three months ended September 30, 2015. Interest income recognized for accruing TDRs was $7.3 million and $2.2 million for the nine and three months ended September 30, 2015. At September 30, 2016 and December 31, 2015, impaired loans of $57.2 million and $77.9 million, respectively, were on non-accrual status.
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

The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the nine and three months ended September 30, 2016 and 2015 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Nine Months Ended September 30, 2016
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	4	$—	1,826	3,518	5,344
1-4 family properties	23	—	3,703	1,211	4,914
Land acquisition	13	—	—	1,766	1,766
Total commercial real estate	40	—	5,529	6,495	12,024
Commercial, financial and agricultural	50	—	13,948	5,232	19,180
Owner-occupied	7	—	5,458	550	6,008
Total commercial and industrial	57	—	19,406	5,782	25,188
Home equity lines	5	—	224	123	347
Consumer mortgages	6	—	354	51	405
Credit cards	—	—	—	—	—
Other retail loans	24	—	394	1,828	2,222
Total retail	35	—	972	2,002	2,974
Total TDRs	132	$—	25,907	14,279	40,186	(1)

	Three Months Ended September 30, 2016
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	1	$—	—	3,370	3,370
1-4 family properties	4	—	213	47	260
Land acquisition	2	—	—	497	497
Total commercial real estate	7	—	213	3,914	4,127
Commercial, financial and agricultural	5	—	—	387	387
Owner-occupied	1	—	2,791	—	2,791
Total commercial and industrial	6	—	2,791	387	3,178
Home equity lines	2	—	—	123	123
Consumer mortgages	—	—	—	—	—
Credit cards	—	—	—	—	—
Other retail loans	7	—	70	294	364
Total retail	9	—	70	417	487
Total TDRs	22	$—	3,074	4,718	7,792	(2)

(1) No net charge-offs were recorded during the nine months ended September 30, 2016 upon restructuring of these loans.
(2) No net charge-offs were recorded during the three months ended September 30, 2016 upon restructuring of these loans.

TDRs by Concession Type
	Nine Months Ended September 30, 2015
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	5	$—	16,932	6,905	23,837
1-4 family properties	31	14,823	4,078	1,774	20,675
Land acquisition	8	—	604	1,187	1,791
Total commercial real estate	44	14,823	21,614	9,866	46,303
Commercial, financial and agricultural	71	—	3,094	5,455	8,549
Owner-occupied	7	—	1,739	1,314	3,053
Total commercial and industrial	78	—	4,833	6,769	11,602
Home equity lines	53	—	2,826	2,905	5,731
Consumer mortgages	12	—	510	786	1,296
Credit cards	—	—	—	—	—
Other retail loans	20	—	259	634	893
Total retail	85	—	3,595	4,325	7,920
Total TDRs	207	$14,823	30,042	20,960	65,825	(3)

	Three Months Ended September 30, 2015
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	1	$—	—	3,090	3,090
1-4 family properties	10	—	721	895	1,616
Land acquisition	2	—	—	368	368
Total commercial real estate	13	—	721	4,353	5,074
Commercial, financial and agricultural	22	—	1,514	1,611	3,125
Owner-occupied	4	—	—	898	898
Total commercial and industrial	26	—	1,514	2,509	4,023
Home equity lines	5	—	309	757	1,066
Consumer mortgages	—	—	—	—	—
Credit cards	—	—	—	—	—
Other retail loans	7	—	2	139	141
Total retail	12	—	311	896	1,207
Total TDRs	51	$—	2,546	7,758	10,304	(4)

(3) Net charge-offs of $4.0 million were recorded during the nine months ended September 30, 2015 upon restructuring of these loans.
(4) No net charge-offs were recorded during the three months ended September 30, 2015 upon restructuring of these loans.

For the nine and three months ended September 30, 2016, there were two defaults with a recorded investment of $181 thousand and one default with a recorded investment of $89 thousand, respectively, on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments) compared to four defaults with a recorded investment of $593 thousand and two defaults with a recorded investment of $478 thousand, respectively, for the nine and three months ended September 30, 2015.
If, at the time a loan was designated as a TDR, the loan was not already impaired, the measurement of impairment that resulted from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At September 30, 2016, the allowance for loan losses allocated to accruing TDRs totaling $201.9 million was $11.8 million compared to accruing TDRs of $223.9 million with an allocated allowance for loan losses of $12.6 million at December 31, 2015. Non-accrual, non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs, are individually measured for the amount of impairment, if any, both before and after the TDR designation.

Note 6 - Other Comprehensive Income (Loss)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the nine and three months ended September 30, 2016 and 2015.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance at December 31, 2015	$(12,504)	(18,222)	907	(29,819)
Other comprehensive income before reclassifications	—	34,827	63	34,890
Amounts reclassified from accumulated other comprehensive income (loss)	247	(77)	(76)	94
Net current period other comprehensive income	247	34,750	(13)	34,984
Balance as of September 30, 2016	$(12,257)	16,528	894	5,165

Balance as of July 1, 2016	$(12,297)	22,459	843	11,005
Other comprehensive income before reclassifications	—	(5,895)	63	(5,832)
Amounts reclassified from accumulated other comprehensive income (loss)	40	(36)	(12)	(8)
Net current period other comprehensive income	40	(5,931)	51	(5,840)
Balance as of September 30, 2016	$(12,257)	16,528	894	5,165

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance at December 31, 2014	$(12,824)	(713)	932	(12,605)
Other comprehensive income before reclassifications	—	7,941	143	8,084
Amounts reclassified from accumulated other comprehensive income (loss)	206	(1,667)	(110)	(1,571)
Net current period other comprehensive income	206	6,274	33	6,513
Balance as of September 30, 2015	$(12,618)	5,561	965	(6,092)

Balance as of July 1, 2015	$(12,687)	(10,659)	1,023	(22,323)
Other comprehensive income (loss) before reclassifications	—	16,220	—	16,220
Amounts reclassified from accumulated other comprehensive income (loss)	69	—	(58)	11
Net current period other comprehensive income (loss)	69	16,220	(58)	16,231
Balance as of September 30, 2015	$(12,618)	5,561	965	(6,092)

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). During the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative financial instruments, equity securities, and debt securities as a single portfolio. As of September 30, 2016, the balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to a previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	For the Nine Months Ended September 30,
	2016	2015
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(205)	(336)	Interest expense
Amortization of deferred losses	(197)	—	Loss on early extinguishment of debt
	155	130	Income tax (expense) benefit
	$(247)	(206)	Reclassifications, net of income taxes

Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$126	2,710	Investment securities gains, net
	(49)	(1,043)	Income tax (expense) benefit
	$77	1,667	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$124	178	Salaries and other personnel expense
	(48)	(68)	Income tax (expense) benefit
	$76	110	Reclassifications, net of income taxes

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	For the Three Months Ended September 30,
	2016	2015
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(65)	(112)	Interest expense
	25	43	Income tax (expense) benefit
	$(40)	(69)	Reclassifications, net of income taxes

Net unrealized gains (losses) on investment securities available for sale:
Realized gain on sale of securities	$59	—	Investment securities gains, net
	(23)	—	Income tax (expense) benefit
	$36	—	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$20	94	Salaries and other personnel expense
	(8)	(36)	Income tax (expense) benefit
	$12	58	Reclassifications, net of income taxes

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

See "Note 14 - Fair Value Accounting" to the consolidated financial statements of Synovus' 2015 Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments. Transfers between levels during the nine and three months ended September 30, 2016 and year ended December 31, 2015 were inconsequential.

	September 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
U.S. Government agency securities		2,371		2,371
Mortgage-backed securities issued by U.S. Government agencies	—	2,380	—	2,380
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	1,860	—	1,860
State and municipal securities	—	698	—	698
Total trading securities	$—	7,309	—	7,309
Mortgage loans held for sale	—	95,769	—	95,769
Investment securities available for sale:
U.S. Treasury securities	74,512	—	—	74,512
U.S. Government agency securities	—	13,143	—	13,143
Mortgage-backed securities issued by U.S. Government agencies	—	185,151	—	185,151
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,422,656	—	2,422,656
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	876,109	—	876,109
State and municipal securities	—	2,899	—	2,899
Equity securities	8,647	—	—	8,647
Other investments(1)	3,172	15,091	1,773	20,036
Total investment securities available for sale	$86,331	3,515,049	1,773	3,603,153
Private equity investments	—	—	25,992	25,992
Mutual funds held in rabbi trusts	11,206	—	—	11,206
Derivative assets:
Interest rate contracts	—	32,336	—	32,336
Mortgage derivatives(2)	—	2,407	—	2,407
Total derivative assets	$—	34,743	—	34,743
Liabilities
Trading account liabilities	—	5,666	—	5,666
Derivative liabilities:
Interest rate contracts	—	32,747	—	32,747
Mortgage derivatives(2)	—	659	—	659
Visa derivative	—	—	1,415	1,415
Total derivative liabilities	$—	33,406	1,415	34,821

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	—	2,922	—	2,922
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	1,078	—	1,078
State and municipal securities	—	1,097	—	1,097
Total trading securities	$—	5,097	—	5,097
Mortgage loans held for sale	—	59,275	—	59,275
Investment securities available for sale:
U.S. Treasury securities	43,357	—	—	43,357
U.S. Government agency securities	—	13,623	—	13,623
Securities issued by U.S. Government sponsored enterprises	—	126,909	—	126,909
Mortgage-backed securities issued by U.S. Government agencies	—	210,004	—	210,004
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,630,419	—	2,630,419
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	529,597	—	529,597
State and municipal securities	—	4,434	—	4,434
Equity securities	9,672	—	—	9,672
Other investments(1)	3,073	14,985	1,745	19,803
Total investment securities available for sale	$56,102	3,529,971	1,745	3,587,818
Private equity investments	—	870	27,148	28,018
Mutual funds held in rabbi trusts	10,664	—	—	10,664
Derivative assets:
Interest rate contracts	—	25,580	—	25,580
Mortgage derivatives(2)	—	1,559	—	1,559
Total derivative assets	$—	27,139	—	27,139

Liabilities
Trading account liabilities	—	1,032	—	1,032
Derivative liabilities:
Interest rate contracts	—	26,030	—	26,030
Visa derivative	—	—	1,415	1,415
Total derivative liabilities	$—	26,030	1,415	27,445

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

Fair Value Option
The following table summarizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale measured at fair value and the changes in fair value of these loans. Mortgage loans held for sale are initially measured at fair value with subsequent changes in fair value recognized in earnings. Changes in fair value are recorded as a component of mortgage banking income in the consolidated statements of income. An immaterial portion of these changes in fair value was attributable to changes in instrument-specific credit risk.

Changes in Fair Value Included in Net Income
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Mortgage loans held for sale	$1,762	450	$(87)	1,012

Mortgage Loans Held for Sale
(in thousands)	As of September 30, 2016	As of December 31, 2015
Fair value	$95,769	59,275
Unpaid principal balance	92,910	58,177
Fair value less aggregate unpaid principal balance	$2,859	1,098

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the nine and three months ended September 30, 2016 and 2015 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During the nine and three months ended September 30, 2016 and 2015, Synovus did not have any transfers between levels in the fair value hierarchy.

	Nine Months Ended September 30,
	2016			2015
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative
Beginning balance, January 1,	$1,745	27,148	(1,415)	1,645	27,367	(1,401)
Total gains (losses) realized/unrealized:
Included in earnings	—	(527)	(1,080)	—	(517)	(1,092)
Unrealized gains (losses) included in other comprehensive income	28	—	—	(114)	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	(629)	1,080	—	—	1,078
Amortization of discount/premium	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance, September 30,	$1,773	25,992	(1,415)	1,531	26,850	(1,415)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30,	$—	(527)	(1,080)	—	(517)	(1,092)

	Three Months Ended September 30,
	2016			2015
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative
Beginning balance, July 1,	$1,625	26,866	(1,415)	1,700	26,959	(1,415)
Total gains (losses) realized/unrealized:
Included in earnings	—	(249)	(360)	—	(109)	(363)
Unrealized gains (losses) included in other comprehensive income	148	—	—	(169)	—	—
Settlements	—	(625)	360	—	—	363
Ending balance, September 30,	$1,773	25,992	(1,415)	1,531	26,850	(1,415)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30,	$—	(249)	(360)	—	(109)	(363)

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

			September 30, 2016	December 31, 2015
	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)	Range (Weighted Average)(1)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale - Other Investments:

Trust preferred securities	Discounted cash flow analysis	Credit spread embedded in discount rate	438 bps	477 bps

Private equity investments	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies
			N/A	N/A
		Discount for lack of liquidity(2)	15%	15%

Visa derivative liability	Internal valuation	Estimated future cumulative deposits to the litigation escrow for settlement of the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty	N/A	N/A

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

	September 30, 2016				December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Impaired loans*	$—	—	5,952	5,952	—	—	11,264	11,264
Other loans held for sale	—	—	2,474	2,474	—	—	425	425
Other real estate	—	—	11,036	11,036	—	—	23,519	23,519
Other assets held for sale	$—	—	7,094	7,094	—	—	3,425	3,425

The following table presents fair value adjustments recognized in earnings for the nine and three months ended September 30, 2016 and 2015 for the assets measured at fair value on a non-recurring basis.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Impaired loans*	$1,329	3,549	59	1,789
Other loans held for sale	2,096	—	2,096	—
Other real estate	2,405	7,405	968	2,645
Other assets held for sale	7,532	1,043	907	1,043

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

			September 30, 2016	December 31, 2015
	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis

Collateral dependent impaired loans	Third-party appraised value of collateral less estimated selling costs or contracted sales price	Discount to appraised value (2) Estimated selling costs	0% - 52% (11%) 0% - 10% (7%)	0%-80% (29%) 0%-10% (7%)

Other loans held for sale	Third-party appraised value of collateral less estimated selling costs or contracted sales price	Discount to appraised value (2) Estimated selling costs	0%-13% (13%) 0%-10% (7%)	0%-3% (3%) 0%-10% (7%)

Other real estate	Third-party appraised value of real estate less estimated selling costs or contracted sales price	Discount to appraised value (2) Estimated selling costs	0% - 10% (6%) 0% - 10% (7%)	0%-20% (7%) 0%-10% (7%)

Other assets held for sale	Third-party appraised value of real estate or other asset less estimated selling costs or BOV	Discount to appraised value (2) Estimated selling costs	0%-71% (41%) 0%-10% (7%)	0%-35% (31%) 0%-10% (7%)

(1) The range represents management's estimate of the high and low of the value that would be assigned to a particular input. For assets measured at fair value on a non-recurring basis, the weighted average is the measure of central tendencies; it is not the value that management is using for the asset or liability.
(2) Synovus also makes adjustments to the values of the assets listed above for reasons, including age of the appraisal, information known by management about the property, such as occupancy rates, changes to the physical condition of the property, and other factors.

Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at September 30, 2016 and December 31, 2015. The fair values represent management’s estimates based on various methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans held for investment, interest bearing deposits (including brokered deposits), and long-term debt, the fair value amounts should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately.

The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$367,342	367,342	367,342	—	—
Interest bearing funds with Federal Reserve Bank	985,776	985,776	985,776	—	—
Interest earning deposits with banks	18,375	18,375	18,375	—	—
Federal funds sold and securities purchased under resale agreements	71,753	71,753	71,753	—	—
Trading account assets	7,309	7,309	—	7,309	—
Mortgage loans held for sale	95,769	95,769	—	95,769	—
Other loans held for sale	2,474	2,474			2,474
Investment securities available for sale	3,603,153	3,603,153	86,331	3,515,049	1,773
Private equity investments	25,992	25,992	—	—	25,992
Mutual funds held in rabbi trusts	11,206	11,206	11,206	—	—
Loans, net of deferred fees and costs	23,262,887	22,991,371	—	—	22,991,371
Derivative assets	34,743	34,743	—	34,743	—
Financial liabilities
Trading account liabilities	5,666	5,666	—	5,666	—
Non-interest bearing deposits	7,059,059	7,059,059	—	7,059,059	—
Interest bearing deposits	17,132,944	17,125,098	—	17,125,098	—
Federal funds purchased and securities sold under repurchase agreements	195,025	195,025	195,025	—	—
Long-term debt	2,160,985	2,233,257	—	2,233,257	—
Derivative liabilities	$34,821	34,821	—	33,406	1,415

	December 31, 2015
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$367,092	367,092	367,092	—	—
Interest bearing funds with Federal Reserve Bank	829,887	829,887	829,887	—	—
Interest earning deposits with banks	17,387	17,387	17,387	—	—
Federal funds sold and securities purchased under resale agreements	69,819	69,819	69,819	—	—
Trading account assets	5,097	5,097		5,097	—
Mortgage loans held for sale	59,275	59,275		59,275	—
Other loans held for sale	425	425	—	—	425
Investment securities available for sale	3,587,818	3,587,818	56,102	3,529,971	1,745
Private equity investments	28,018	28,018	—	870	27,148
Mutual funds held in rabbi trusts	10,664	10,664	10,664	—	—
Loans, net of deferred fees and costs	22,429,565	22,192,903	—	—	22,192,903
Derivative assets	27,139	27,139	—	27,139	—

Financial liabilities
Trading account liabilities	1,032	1,032	—	1,032	—
Non-interest bearing deposits	6,732,970	6,732,970	—	6,732,970	—
Interest bearing deposits	16,509,691	16,516,222	—	16,516,222	—
Federal funds purchased and securities sold under repurchase agreements	177,025	177,025	177,025	—	—
Long-term debt	2,186,893	2,244,376	—	2,244,376	—
Derivative liabilities	$27,445	27,445	—	26,030	1,415

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
Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of September 30, 2016 and December 31, 2015, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk related to core banking activities.
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

Cash Flow Hedges
As of September 30, 2016, there were no cash flow hedges outstanding. Synovus did not terminate any cash flow hedges during 2016 or 2015. The remaining unamortized deferred net loss balance of all previously terminated cash flow hedges at September 30, 2016 and December 31, 2015 was $(195) thousand and $(597) thousand, respectively. Synovus expects to reclassify from accumulated other comprehensive income (loss) the remaining $195 thousand to interest expense during the next nine months as amortization of deferred losses from prior period cash flow hedge terminations is recognized. Additionally, Synovus recognized $197 thousand of the deferred loss balance to loss on early extinguishment of debt during the first quarter of 2016.
Fair Value Hedges
As of September 30, 2016, there were no fair value hedges outstanding. Synovus did not terminate any fair value hedges during 2016 or 2015. The remaining unamortized deferred gain balance on all previously terminated fair value hedges at September 30, 2016 and December 31, 2015 was $1.3 million and $4.0 million, respectively. Synovus expects to reclassify from hedge-related basis adjustment, a component of long-term debt, the remaining $1.3 million of deferred gain balance on previously terminated fair value hedges as a reduction to interest expense during the next nine months as amortization of deferred gains is recorded. Additionally, Synovus recorded $1.3 million of the unamortized deferred gain balance to loss on early extinguishment of debt during the first quarter of 2016.
Customer Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' consolidated balance sheet. Fair value changes are recorded in non-interest income in Synovus' consolidated statements of income. As of September 30, 2016, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.31 billion, an increase of $30.0 million compared to December 31, 2015.
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative contract was $1.4 million at both September 30, 2016 and December 31, 2015. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract. Management believes that the estimate of Synovus' exposure to the Visa indemnification and fees associated with the Visa derivative is adequate based on current information, including Visa's recent announcements and disclosures. However, future developments in the litigation could require potentially significant changes to Synovus' estimate.
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
At September 30, 2016 and December 31, 2015, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $120.1 million and $88.8 million, respectively. The fair value of these commitments resulted in a gain of $1.0 million and $632 thousand for the nine months ended September 30, 2016 and 2015, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At September 30, 2016 and December 31, 2015, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $39.4 million and $95.0 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. Fair value adjustments related to these outstanding commitments to sell mortgage loans resulted in a loss of $830 thousand and $356 thousand for the nine months ended September 30, 2016 and 2015, respectively, which were recorded as a component of mortgage banking income in the consolidated statements of income.
Collateral Contingencies
Certain derivative counterparties require Synovus to maintain specified minimum credit ratings from each of the major credit rating agencies. Should Synovus’ credit rating fall below these specified ratings, the counterparties have the contractual right to demand immediate and ongoing full collateralization on derivative instruments in net liability positions and, for certain counterparties, request immediate termination. Certain of these agreements currently require Synovus to post collateral against specific derivative positions. Additionally, as of June 10, 2013, the CCC became mandatory for certain trades as required under the Dodd-Frank Act. These derivative transactions also carry collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As trades are migrated to the CCC, dealer counterparty exposure will be reduced, and higher notional amounts of Synovus' derivative instruments will be housed at the CCC, a highly regulated and well-capitalized entity. As of September 30, 2016, collateral totaling $71.0 million, consisting of Federal funds sold, was pledged to the derivative counterparties, including $23.3 million with the CCC, to comply with collateral requirements.
The impact of derivative instruments on the consolidated balance sheets at September 30, 2016 and December 31, 2015 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
(in thousands)	Location on Consolidated Balance Sheet	September 30, 2016	December 31, 2015	Location on Consolidated Balance Sheet	September 30, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$32,336	25,580	Other liabilities	32,747	26,030
Mortgage derivatives	Other assets	2,407	1,559	Other liabilities	659	—
Visa derivative		—	—	Other liabilities	1,415	1,415
Total derivatives not designated as hedging instruments		$34,743	27,139		34,821	27,445

The pre-tax effect of fair value hedges on the consolidated statements of income for the nine and three months ended September 30, 2016 is presented below.

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
(in thousands)		Nine Months Ended September 30,
Derivatives not designated as hedging instruments		2016	2015
Interest rate contracts(1)	Other non-interest income	$39	10
Mortgage derivatives(2)	Mortgage banking income	189	276
Total		$228	286

		Gain (Loss) Recognized in Income
(in thousands)		Three Months Ended September 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income	2016	2015
Interest rate contracts(1)	Other non-interest income	$5	170
Mortgage derivatives(2)	Mortgage banking income	674	(1,955)
Total		$679	(1,785)

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.

(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third-party investors.
During the nine months ended September 30, 2016 and 2015, Synovus reclassified $1.4 million and $2.3 million, respectively, from hedge-related basis adjustment, a component of long-term debt, as a reduction to interest expense. Additionally, during the nine months ended September 30, 2016, Synovus reclassified $1.3 million from hedge-related basis adjustment, as a reduction to loss on early extinguishment of debt. These deferred gains relate to hedging relationships that have been previously terminated and are reclassified into earnings over the remaining life of the hedged items.

Note 9 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the nine and three months ended September 30, 2016.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Basic Net Income Per Common Share:
Net income available to common shareholders	$170,555	160,006	$62,686	55,369
Weighted average common shares outstanding	125,076	133,120	122,924	131,516
Net income per common share, basic	$1.36	1.20	0.51	0.42
Diluted Net Income Per Common Share:
Net income available to common shareholders	$170,555	160,006	$62,686	55,369
Weighted average common shares outstanding	125,076	133,120	122,924	131,516
Potentially dilutive shares from outstanding equity-based awards	636	756	680	781
Weighted average diluted common shares	125,712	133,876	123,604	132,297
Net income per common share, diluted	$1.36	1.20	0.51	0.42

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
As of September 30, 2016 and 2015, there were 2.5 million and 2.7 million, respectively, potentially dilutive shares related to common stock options and Warrants to purchase shares of common stock that were outstanding during 2016 and 2015, but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.

Note 10 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At September 30, 2016, Synovus had a total of 6.1 million shares of its authorized but unissued common stock reserved for future grants under the 2013 Omnibus Plan. The 2013 Omnibus Plan authorizes 8.6 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units, and performance share units) count as two share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. The Plan permits grants of share-based compensation including stock options, restricted share units, market restricted share units, and performance share units. The grants generally include vesting periods ranging from three to five years and contractual terms of ten years. Stock options are granted at exercise prices which equal the fair value of a share of common stock on the grant-date. Market restricted share units and performance share units are granted at target and are compared annually to required market and performance metrics to determine final units vested and compensation expense. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units, market restricted share units, and performance share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
Share-based Compensation Expense
Total share-based compensation expense was $10.2 million and $3.4 million for the nine and three months ended September 30, 2016, respectively, and $9.5 million and $3.2 million for the nine and three months ended September 30, 2015, respectively.
Stock Options
No stock option grants were made during the nine months ended September 30, 2016. At September 30, 2016, there were 1.4 million outstanding options to purchase shares of common stock with a weighted average exercise price of $34.77 per share.
Restricted Share Units, Performance Share Units, and Market Restricted Share Units
During the nine months ended September 30, 2016, Synovus awarded 344 thousand restricted share units that have a service-based vesting period of three years and awarded 84 thousand performance share units that vest upon service and performance conditions. Synovus also granted 94 thousand market restricted share units during the nine months ended September 30, 2016. The weighted average grant-date fair value of the awarded restricted share units, performance share units and market restricted share units was $26.35 per share. Market restricted share units and performance share units are granted at target and are compared annually to required market and performance metrics. The performance share units vest upon meeting certain service and performance conditions. Return on average assets (ROAA) performance is evaluated each year over a three-year performance period, with share distribution determined at the end of the three years. The number of performance share units that will ultimately vest ranges from 0% to 150% of target based on Synovus' three-year weighted average ROAA (as defined). The market restricted share units have a three-year service-based vesting component as well as a total shareholder return multiplier. The number of market restricted share units that will ultimately vest ranges from 75% to 125% of target based on Synovus' total shareholder return. At September 30, 2016, including dividend equivalents granted, there were 1.1 million restricted share units, performance share units and market restricted share units outstanding with a weighted average grant-date fair value of $26.36 per share.
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

Unfunded lending commitments and letters of credit at September 30, 2016 and December 31, 2015 are presented below.

(in thousands)	September 30, 2016	December 31, 2015
Letters of credit*	$159,041	166,936
Commitments to fund commercial real estate, construction, and land development loans	1,525,451	1,882,130
Unused credit card lines	1,093,049	1,055,181
Commitments under home equity lines of credit	1,095,322	1,051,386
Commitments to fund commercial and industrial loans	4,169,740	4,094,809
Other loan commitments	403,222	284,706
Total unfunded lending commitments and letters of credit	$8,445,825	8,535,148

* Represents the contractual amount net of risk participations of $82 million and $66 million at September 30, 2016 and December 31, 2015, respectively.

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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of September 30, 2016 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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

(7)
the risk that we may be required to make substantial expenditures to keep pace with the rapid technological changes in the financial services market, as well as the risk that we face in the course of maintaining and upgrading our internal software platforms, systems, policies, and procedures;

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

(14)
the risk that problems encountered by other financial institutions could adversely affect us or the banking industry generally and could require us to change certain banking practices, impose additional costs on us or otherwise negatively affect our business;

(15)
the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;

(16)
the risks that if economic conditions worsen or regulatory capital rules are modified, or the results of mandated “stress testing” do not satisfy certain criteria, we may be required to undertake initiatives to improve our capital position;

(17)
changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our capital resources, liquidity and financial results;

(18)
restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(19)
the risk that we may be unable to pay dividends on our common stock or Series C Preferred Stock or obtain any applicable regulatory approval to take certain capital actions, including any increases in dividends on our common stock, any repurchases of common stock or any other issuance or redemption of any other regulatory capital instruments;

(20)	our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;

(21)	the risk that further downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material effect on our operations, earnings, and financial condition;

(22)
risks related to recent and proposed changes in the mortgage banking industry, including the risk that we may be required to repurchase mortgage loans sold to third parties and the impact of the “ability to pay” and “qualified mortgage” rules on our loan origination process and foreclosure proceedings;

(23)	the risk that for our deferred tax assets, we may be required to increase the valuation allowance in future periods, or we may not be able to realize all of the deferred tax assets in the future;

(24)
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

(27)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(28)
other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part I - Item 1A.- Risk Factors" of Synovus' 2015 Form 10-K.

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
INTRODUCTION AND CORPORATE PROFILE
Synovus Financial Corp. is a financial services company and a registered bank holding company headquartered in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, member FDIC, the company provides commercial and retail banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, and international banking. Synovus also provides mortgage services, financial planning, and investment advisory services through its wholly-owned subsidiaries, Synovus Mortgage, Synovus Trust, and Synovus Securities, as well as its GLOBALT and Creative Financial Group divisions. With the completion of its acquisition of Entaire Global Companies, Inc. on October 1, 2016, the company also provides life insurance premium financing through its Global One division.
Synovus Bank's 28 locally-branded bank divisions are positioned in some of the best markets in the Southeast, with 250 branches and 332 ATMs in Georgia, Alabama, South Carolina, Florida, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the nine and three months ended September 30, 2016 and financial condition as of September 30, 2016 and December 31, 2015. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2015 Form 10-K.
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
A reading of each section is important to understand fully the nature of our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS
Consolidated Financial Highlights

	Nine Months Ended September 30,			Three Months Ended September 30,
(dollars in thousands, except per share data)	2016	2015	Change	2016	2015	Change
Net interest income	$665,650	614,698	8.3%	$226,007	207,790	8.8%
Provision for loan losses	21,741	13,990	55.4	5,671	2,956	91.8
Non-interest income	199,188	201,746	(1.3)	68,155	67,059	1.6
Adjusted non-interest income(1)	199,062	199,036	0.01	68,096	67,059	1.5
Non-interest expense	562,716	534,621	5.3	185,871	177,907	4.5
Adjusted non-interest expense(1)	545,616	529,162	3.1	183,907	177,475	3.6
Income before income taxes	280,381	267,833	4.7	102,620	93,986	9.2
Net income	178,233	167,684	6.3	65,245	57,928	12.6
Net income available to common shareholders	170,555	160,006	6.6	62,686	55,369	13.2
Net income per common share, basic	1.36	1.20	13.4	0.51	0.42	21.1
Net income per common share, diluted	1.36	1.20	13.5	0.51	0.42	21.2
Net interest margin	3.27%	3.19	8 bps	3.27%	3.14	13bps
Net charge-off ratio (annualized)	0.12	0.15	(3) bps	0.12	0.12	—

	September 30, 2016	June 30, 2016	Sequential Quarter Change	September 30, 2015	Year-Over-Year Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$23,262,887	23,060,908	201,979	$21,864,309	1,398,578
Total deposits	24,192,003	23,925,922	266,081	22,777,413	1,414,590
Total average deposits	24,030,291	23,608,027	422,264	22,860,019	1,170,272
Average core deposits(1)	22,620,552	22,271,026	349,526	21,502,856	1,117,696
Average core transaction deposit accounts(1)	17,362,060	16,849,367	512,693	16,103,638	1,258,422

Non-performing assets ratio	0.77%	0.81	(4) bps	1.01%	(24) bps
Non-performing loans ratio	0.64	0.67	(3) bps	0.72	(8) bps
Past due loans over 90 days	0.02	0.03	(1) bp	0.01	1 bp

Tier 1 capital	$2,620,379	2,627,572	(7,193)	2,637,462	(17,083)
Common equity Tier 1 capital (transitional)	2,596,233	2,616,181	(19,948)	2,637,462	(41,229)
Total risk-based capital	3,139,465	3,146,897	(7,432)	2,990,099	149,366
Tier 1 capital ratio	10.05%	10.06	(1) bp	10.60%	(55) bps
Common equity Tier 1 capital ratio (transitional)	9.96	10.01	(5) bps	10.60	(64) bps
Total risk-based capital ratio	12.04	12.05	(1) bp	12.02	2 bps
Total shareholders’ equity to total assets ratio	9.78	10.02	(24) bps	10.71	(93) bps
Tangible common equity to tangible assets ratio(1)	9.28	9.52	(24) bps	10.18	(90) bps

(1) See reconciliation of “Non-GAAP Financial Measures” in this Report.

Results for the Nine and Three Months Ended September 30, 2016
For the nine months ended September 30, 2016, net income available to common shareholders was $170.6 million, or $1.36 per diluted common share, compared to net income available to common shareholders of $160.0 million, or $1.20 per diluted common share, for the nine months ended September 30, 2015. For the three months ended September 30, 2016, net income available to common shareholders was $62.7 million, or $0.51 per diluted common share, compared to net income available to common shareholders of $55.4 million, or $0.42 per diluted common share, for the three months ended September 30, 2015. Adjusted net income available to common shareholders for the three months ended September 30, 2016 was $63.7 million, or $0.52 per diluted common share, compared to adjusted net income available to common shareholders for the three months ended September 30, 2015 of $55.4 million, or $0.42 per diluted common share (excluding the after-tax impact of merger-related expenses, litigation contingency/settlement (recovery) expense, and restructuring charges). See reconciliation of "Non-GAAP Financial Measures" in this Report.
Credit quality trends continue to be favorable with the NPL ratio declining to 0.64% at September 30, 2016 from 0.67% at June 30, 2016, and 0.72% a year ago. ORE balances declined $18.6 million during the first nine months of 2016 to $28.4 million at September 30, 2016. Total non-performing assets were $179.1 million at September 30, 2016, down by $8.3 million, or 4.4%, from the previous quarter, and down $42.9 million, or 19.3%, from a year ago. The NPA ratio declined 4 basis points and was 0.77% at September 30, 2016 compared to 0.81% at June 30, 2016 and 1.01% at September 30, 2015. Net charge-offs for the three months ended September 30, 2016 totaled $6.9 million, or 0.12% of average loans annualized, compared to net charge-offs of $6.1 million, or 0.11% of average loans annualized for the three months ended June 30, 2016 and net charge-offs of $6.8 million, or 0.12% of average loans annualized, for the third quarter of 2015. Net charge-offs for the nine months ended September 30, 2016 totaled $20.4 million, or 0.12% of average loans annualized, compared to net charge-offs of $24.4 million, or 0.15% of average loans annualized for the nine months ended September 30, 2015. Synovus expects its net charge-off ratio for 2016 to be in the lower end of its previous guidance of between 10 and 20 basis points. Provision expense was $5.7 million compared to provision expense of $6.7 million in the prior quarter and $3.0 million during the third quarter a year ago. For the nine months ended September 30, 2016, provision expense was $21.7 million compared to $14.0 million for the same period a year ago. The allowance for loan losses ended the quarter at $253.8 million, or 1.09% of loans, representing a $1.3 million decline compared to the previous quarter and a $2.9 million increase compared to the prior year.
Total revenues were $294.1 million for the three months ended September 30, 2016, up $4.8 million, or 1.6%, sequentially and up 7.0% vs. the same time period in 2015. Net interest income was $226.0 million for the three months ended September 30, 2016, up $4.6 million, or 2.1%, compared to the three months ended June 30, 2016 and up $18.2 million, or 8.8%, compared to the three months ended September 30, 2015. The net interest margin was 3.27%, unchanged from the previous quarter and up 13 basis points from 3.14% for the third quarter of 2015. The yield on earning assets was 3.71% and the effective cost of funds was 0.44% for the third quarter 2016, both of which declined two basis points from the previous quarter. The yield on loans was 4.14%, a decline of one basis point from the prior quarter. The net interest margin for the fourth quarter of 2016 is expected to remain stable versus the third quarter of 2016, given no significant changes in the interest rate environment.
Total non-interest income was $68.2 million for the three months ended September 30, 2016, up $269 thousand, or 0.4% compared to the three months ended June 30, 2016 and up 1.6% vs. the three months ended September 30, 2015. Non-interest expense for the three months ended September 30, 2016 was $185.9 million compared to $177.9 million for the three months ended September 30, 2015. Adjusted non-interest expense was $183.9 million for the three months ended September 30, 2016, up $1.5 million, or 0.8%, compared to the three months ended June 30, 2016 and up $6.4 million, or 3.6%, compared to the three months ended September 30, 2015. Employment expense of $101.9 million was up $4.9 million, or 5.0%, sequentially and up $7.6 million, or 8.1%, compared to the third quarter of 2015 reflecting annual salary increases and higher commissions and incentive compensation. Synovus continued to achieve positive operating leverage which resulted in an improved adjusted efficiency ratio of 60.55% this quarter compared to 61.54% in the second quarter of 2016 and 61.83% in the third quarter of 2015. Synovus remains focused on achieving its long-term goal of an adjusted efficiency ratio below 60%. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Results for the three months ended September 30, 2016 included restructuring charges of $1.2 million due to additional asset impairment charges of $973 thousand on properties previously identified for disposition as well as a $267 thousand impairment on a branch identified during the third quarter for closure by year-end. For the nine months ended September 30, 2016, Synovus' restructuring charges totaled $8.2 million with $4.8 million related to Synovus' continued corporate real estate optimization activities. Synovus continues to evaluate its branch network while deploying additional digital and on-line capabilities to increase convenience for customers while lowering transaction costs, and identified nine branches for closure during the nine months ended September 30, 2016, with seven of those branches closed as of September 30, 2016. Restructuring charges associated with branch closures identified during 2016 totaled $3.3 million as of September 30, 2016. Synovus' branch network will consist of 248 locations at year-end, which will represent a 23.2% reduction from year-end 2010.

At September 30, 2016, total loans outstanding were $23.26 billion, a sequential quarter increase of $202.0 million, or 3.5% annualized, and a year-over-year increase of $1.40 billion, or 6.4%. Growth for the quarter, compared to the previous quarter, consisted of retail loan growth of $182.1 million, or 15.7% annualized, and C&I loan growth of $60.6 million, or 2.2% annualized, partially offset by a decline in CRE loans of $42.1 million, or 2.2% annualized, due largely to a selective reduction in construction lending. For the year ending December 31, 2016, Synovus expects loan growth of 6% to 7%, including the acquired Entaire portfolio (as described below) which totaled approximately $357 million as of October 1, 2016.
At September 30, 2016, total deposits were $24.19 billion, up $266.1 million, or 4.4% annualized, compared to the previous quarter and up $1.41 billion, or 6.2%, compared to September 30, 2015. Period-end core deposits excluding SCM deposits as of September 30, 2016 increased $641.0 million, or 12.7% annualized, sequentially and $1.41 billion, or 7.3%, compared to September 30, 2015. During the third quarter of 2016, total average deposits increased $422.3 million, or 7.1% annualized, compared to the second quarter of 2016, and increased $1.17 billion, or 5.1%, compared to the third quarter of 2015. Average core deposits were up $349.5 million, or 6.2% annualized, compared to the previous quarter, and up $1.12 billion, or 5.2%, compared to the third quarter a year ago. Average core transaction deposit accounts increased $512.7 million, or 12.1% annualized, compared to the prior quarter, and were up $1.26 billion, or 7.8%, compared to the third quarter of 2015. The increase in average deposits for the three months ended September 30, 2016 compared to the three months ended June 30, 2016 and September 30, 2015 was due to growth in core transaction deposit accounts, which represent 72.3% of average deposits for the third quarter of 2016 compared to 70.4% a year ago. See reconciliation of “Non-GAAP Financial Measures” in this Report.
During January 2016, Synovus repurchased $124.7 million of its subordinated notes maturing in 2017 in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. Results for the nine months ended September 30, 2016 included a $4.7 million pre-tax loss relating to the January tender offer.
Effective September 29, 2016, Synovus entered into an accelerated share repurchase (ASR) agreement to repurchase $50 million of Synovus common stock. Upon settlement of the ASR scheduled on or before December 28, 2016, the $300 million share repurchase program will be complete. From inception of the existing $300 million share repurchase program announced in October 2015 through September 30, 2016, Synovus had repurchased $289.4 million of common stock, reducing total share count by 9.7 million shares. Additionally, during the nine months ended September 30, 2016, Synovus declared common stock dividends totaling $0.36 per share, representing a 20% increase from the dividends declared during the same time period of 2015. Total shareholders' equity was $2.91 billion at September 30, 2016, compared to $3.00 billion at December 31, 2015, and $3.02 billion at September 30, 2015.
Recent Developments
On October 1, 2016, Synovus completed its acquisition of Entaire Global Companies, Inc., an Atlanta-based specialty financial services company. Under the terms of the agreement, Synovus acquired Entaire for an up-front payment of $30 million in common stock and cash, with potential additional payments to Entaire's stockholders over the next three to five years based on Entaire's earnings. Entaire is a private life insurance premium finance lender providing fully collateralized, non-mortality-based loans to commercial borrowers. Entaire lends primarily to small businesses, with all loans collateralized by cash value life insurance policies issued by investment grade insurance companies. The integration of Entaire's business operations is expected to be substantially completed by the end of the year.
Changes in Financial Condition
During the nine months ended September 30, 2016, total assets increased $934.4 million from $28.79 billion at December 31, 2015 to $29.73 billion. The principal component of this increase was an increase in loans, net of deferred fees and costs, of $833.3 million. An increase of $949.3 million in deposits provided the funding source for the growth in loans.

Loans
The following table compares the composition of the loan portfolio at September 30, 2016, December 31, 2015, and September 30, 2015.

(dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2016 vs. December 31, 2015 % Change(1)	September 30, 2015	September 30, 2016 vs. September 30, 2015 % Change
Investment properties	$5,969,466	5,751,631	5.1%	$5,557,576	7.4%
1-4 family properties	1,071,054	1,129,156	(6.9)	1,111,758	(3.7)
Land acquisition	425,058	513,981	(23.1)	538,127	(21.0)
Total commercial real estate	7,465,578	7,394,768	1.3	7,207,461	3.6
Commercial, financial and agricultural	6,544,629	6,453,180	1.9	6,260,563	4.5
Owner-occupied	4,471,365	4,318,950	4.7	4,265,409	4.8
Total commercial and industrial	11,015,994	10,772,130	3.0	10,525,972	4.7
Home equity lines	1,638,844	1,689,914	(4.0)	1,684,047	(2.7)
Consumer mortgages	2,243,154	1,938,683	21.0	1,888,456	18.8
Credit cards	232,309	240,851	(4.7)	241,315	(3.7)
Other retail loans	693,204	423,318	85.2	345,425	100.7
Total retail	4,807,511	4,292,766	16.0	4,159,243	15.6
Total loans	23,289,083	22,459,664	4.9	21,892,676	6.4
Deferred fees and costs, net	(26,196)	(30,099)	(17.3)	(28,367)	(7.7)
Total loans, net of deferred fees and costs	$23,262,887	22,429,565	5.0%	$21,864,309	6.4%

(1) Percentage changes are annualized
At September 30, 2016, total loans were $23.26 billion, an increase of $833.3 million, or 5.0% annualized, and $1.40 billion or 6.4%, compared to December 31, 2015 and September 30, 2015, respectively.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at September 30, 2016 were $18.48 billion, or 79.4% of the total loan portfolio, compared to $18.17 billion, or 80.9%, at December 31, 2015 and $17.73 billion, or 81.1%, at September 30, 2015.
At September 30, 2016 and December 31, 2015, Synovus had 31 and 24 commercial loan relationships, respectively, with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at September 30, 2016 and December 31, 2015 was approximately $33 million and $35 million, respectively.
Commercial and Industrial Loans
The C&I portfolio represents the largest category of Synovus' total loan portfolio and is currently concentrated on small to middle market commercial and industrial lending dispersed throughout a diverse group of industries in the Southeast, including health care and social assistance, retail trade, manufacturing, real-estate related industries, finance and insurance, and wholesale trade as shown in the following table (aggregated by NAICS code). The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are originated to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of September 30, 2016, approximately 93% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. C&I loans grew $243.9 million, or 3.0% annualized, from December 31, 2015 and $490.0 million, or 4.7%, from September 30, 2015.

Commercial and Industrial Loans by Industry	September 30, 2016		December 31, 2015
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$2,382,088	21.6%	$2,242,852	20.8%
Retail trade	897,987	8.2	868,834	8.0
Manufacturing	853,697	7.8	880,010	8.1
Real estate and rental and leasing	764,320	6.9	685,310	6.4
Finance and insurance	687,151	6.2	736,492	6.8
Wholesale trade	674,512	6.1	672,167	6.2
Professional, scientific, and technical services	637,231	5.8	628,626	5.8
Real estate other	520,973	4.7	506,328	4.7
Accommodation and food services	481,784	4.4	490,626	4.6
Construction	435,287	4.0	406,287	3.8
Agriculture, forestry, fishing, and hunting	389,270	3.5	394,587	3.7
Transportation and warehousing	342,493	3.1	336,048	3.1
Administration, support, waste management, and remediation	247,242	2.2	211,227	2.0
Information	242,613	2.2	234,893	2.2
Educational services	195,632	1.8	210,656	2.0
Other services	828,900	7.5	859,315	8.0
Other industries	434,814	4.0	407,872	3.8
Total commercial and industrial loans	$11,015,994	100.0%	$10,772,130	100.0%

(1) Loan balance in each category expressed as a percentage of total commercial and industrial loans.
At September 30, 2016, $6.54 billion of C&I loans, or 28.1% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, and other business assets.
At September 30, 2016, $4.47 billion of C&I loans, or 19.2% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the collateral. These loans are predominately secured by owner-occupied properties and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist of investment properties loans, 1-4 family properties loans, and land acquisition loans. These loans are subject to the same uniform lending policies referenced above. CRE loans increased $70.8 million, or 1.3% annualized, from December 31, 2015 and $258.1 million, or 3.6%, from September 30, 2015 driven by growth in investment properties loans partially offset by strategic reductions in residential and land related loans.
Investment Properties Loans
Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses, and other commercial development properties. Total investment properties loans as of September 30, 2016 were $5.97 billion, or 80.0% of the total CRE portfolio and 25.7% of the total loan portfolio, compared to $5.75 billion, or 77.8% of the total CRE portfolio, and 25.6% of the total loan portfolio at December 31, 2015, an increase of $217.8 million, or 5.1% annualized, driven by strong growth in the multi-family and office buildings categories. Synovus' investment properties portfolio is well diversified with no concentration by property type, geography (other than the fact that most of these loans are in Synovus' primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida), or tenants. The investment properties loans are primarily secured by the property being financed by the loans; however, these loans may also be secured by real estate or other assets beyond the property being financed.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Construction and residential development loans are generally interest-only loans and typically have maturities of three years or less, and commercial mortgage loans generally have maturities of three to five years, with amortization periods of up to fifteen to twenty years. At September 30, 2016, 1-4 family properties loans totaled $1.07 billion, or 14.3% of the total CRE portfolio and 4.6% of the total loan portfolio, compared to $1.13 billion, or 15.3% of the total CRE portfolio and 5.0% of the total loan portfolio at December 31, 2015.
Land Acquisition Loans
Land acquisition loans are secured by land held for future development, typically in excess of one year. These loans have short-term maturities and are typically unamortized. Land securing these loans is substantially within the Synovus footprint, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). Total land acquisition loans were $425.1 million at September 30, 2016, or 1.8% of the total loan portfolio, a decline of $88.9 million, or 23.1% annualized, from December 31, 2015. Synovus continues to reduce its exposure to these types of loans.
Retail Loans
The retail loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, home equity lines, credit card loans, automobile loans, and other retail loans. Additionally, beginning with the third quarter 2015, the retail portfolio includes two consumer-based lending partnerships. The majority of Synovus' retail loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus in Georgia, Florida, South Carolina, Alabama, and Tennessee. Substantially all home equity lines, consumer mortgage, and credit card loans are to in-market borrowers with no indirect lending products, which increases opportunities for cross-selling.
Retail loans at September 30, 2016 totaled $4.81 billion, representing 20.6% of the total loan portfolio compared to $4.29 billion, or 19.1% of the total loan portfolio at December 31, 2015, and $4.16 billion, or 18.9% of the total loan portfolio at September 30, 2015. Retail loans increased $514.7 million, or 16.0% annualized, from December 31, 2015 and $648.3 million, or 15.6%, from September 30, 2015 as a result of the strategic initiative to diversify the composition of the loan portfolio. Consumer mortgages grew $304.5 million or 21.0% annualized, from December 31, 2015, and $354.7 million, or 18.8%, from September 30, 2015 primarily due to continued recruiting of mortgage loan originators in strategic markets throughout the footprint as well as enhanced origination efforts, which also create additional cross-selling opportunities for other products. Credit card loans totaled $232.3 million at September 30, 2016, including $58.6 million of commercial credit card loans. The commercial credit card loans relate to Synovus' commercial customers who utilize corporate credit cards for various business activities. Other retail loans increased $269.9 million, or 85.2% annualized, from December 31, 2015, and $347.8 million, or 100.7%, from September 30, 2015 primarily due to two consumer-based lending partnerships. One lending partnership, which began near the end of the third quarter of 2015, is a point-of-sale program that provides merchants and contractors nationwide with the ability to offer term financing to their customers for major purchases and home improvement projects. The other lending partnership, which began in the second quarter of 2016, primarily provides qualified borrowers the ability to refinance student loan debt. As of September 30, 2016, these partnerships had combined balances of $352.0 million, and management currently projects that these lending partnerships will not exceed 2-3% of the total loan portfolio in the near term.
Retail loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores . Synovus makes retail lending decisions based upon a number of key credit risk determinants including FICO scores as well as bankruptcy predictor scores, loan-to-value, and debt-to-income ratios. Risk levels 1-6 (descending) are assigned to retail loans based upon a risk score matrix. At least annually, the retail loan portfolio data is sent to a consumer credit reporting agency for a refresh of customers' credit scores. The most recent credit score refresh was completed as of June 30, 2016. Management reviews the refreshed scores to monitor the credit risk migration of the retail loan portfolio, which impacts the allowance for loan losses. Revolving lines of credit are regularly reviewed for any material change in financial circumstances, and when appropriate, the line of credit may be suspended. FICO scores within the retail residential real estate portfolio have generally remained stable over the last several years.
At June 30, 2016 and December 31, 2015, weighted-average FICO scores within the residential real estate portfolio were 764 and 769, respectively, for HELOCs and 766 and 759, respectively, for consumer mortgages. Conservative debt-to-income ratios (average HELOC debt to income ratio of loans originated) were maintained in the third quarter of 2016 at 30.8% compared to 30.3% in the third quarter of 2015. HELOC utilization rates (total amount outstanding as a percentage of total available lines) of 58.7% and 60.2% at September 30, 2016 and December 31, 2015, respectively, and loan-to-value ratios based upon prudent guidelines were maintained to ensure consistency with Synovus' overall risk philosophy. At September 30, 2016, 35% of home equity line balances were secured by a first lien, and 65% were secured by a second lien. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.
Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of the origination date or, if the loan has been refinanced, as of the refinance date, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' retail lending strategy, and Synovus does not currently offer specific higher-risk consumer loans, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of September 30, 2016, it had $105.3 million of higher-risk consumer loans (2.2% of the retail portfolio and 0.5% of the total loan portfolio) compared to $119.8 million as of September 30, 2015. Included in this amount as of September 30, 2016 is approximately $12 million of accruing TDRs.
Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of average deposits for the time periods indicated.

Composition of Average Deposits
	Three Months Ended
(dollars in thousands)	September 30, 2016	%(1)	June 30, 2016	%(1)	March 31, 2016	%(1)	December 31, 2015	%(1)	September 30, 2015	%(1)
Non-interest bearing demand deposits	$7,042,908	29.3%	6,930,336	29.4	6,812,223	29.4	6,846,200	29.5	6,541,832	28.6
Interest bearing demand deposits	4,274,117	17.8	4,233,310	17.9	4,198,738	18.1	4,117,116	17.7	3,955,803	17.3
Money market accounts, excluding brokered deposits	7,227,030	30.1	7,082,759	30.0	7,095,778	30.6	7,062,517	30.4	6,893,563	30.2
Savings deposits	797,961	3.3	746,225	3.2	722,172	3.1	692,536	3.0	685,813	3.0
Time deposits, excluding brokered deposits	3,278,536	13.6	3,278,396	13.9	3,286,113	14.1	3,340,794	14.3	3,425,845	15.0
Brokered deposits	1,409,739	5.9	1,337,001	5.6	1,095,239	4.7	1,185,093	5.1	1,357,163	5.9
Total average deposits	$24,030,291	100.0%	23,608,027	100.0	23,210,263	100.0	23,244,256	100.0	22,860,019	100.0
Average core deposits(2)	22,620,552	94.1	22,271,026	94.3	22,115,024	95.3	22,059,163	94.9	21,502,856	94.1
Average core transaction deposit accounts (2)	$17,362,060	72.3%	16,849,367	71.4	16,536,896	71.2	16,567,179	71.3	16,103,638	70.4

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See reconciliation of “Non-GAAP Financial Measures” in this Report.
During the third quarter of 2016, total average deposits increased $422.3 million, or 7.1% annualized, compared to the second quarter of 2016, and increased $1.17 billion, or 5.1%, compared to the third quarter of 2015. Average core deposits were up $349.5 million, or 6.2% annualized, compared to the previous quarter, and up $1.12 billion, or 5.2%, compared to the third quarter a year ago. Average core transaction deposit accounts increased $512.7 million, or 12.1% annualized, compared to the prior quarter, and were up $1.26 billion, or 7.8%, compared to the third quarter of 2015. The increase in average deposits for the three months ended September 30, 2016 compared to the three months ended June 30, 2016 and September 30, 2015 was due to growth in core transaction deposit accounts, which represent 72.3% of average deposits for the third quarter of 2016 compared to 70.4% a year ago. See reconciliation of “Non-GAAP Financial Measures” in this Report.
Period-end core deposits excluding SCM deposits as of September 30, 2016 increased $641.0 million, or 12.7% annualized, sequentially and $1.41 billion, or 7.3%, compared to September 30, 2015. Average non-interest bearing demand deposits as a percentage of total average deposits were 29.3% for the three months ended September 30, 2016, compared to 29.4% for the three months ended June 30, 2016, and 28.6% for the three months ended September 30, 2015. See reconciliation of “Non-GAAP Financial Measures” in this Report.
Average time deposits of $100,000 and greater for the three months ended September 30, 2016, June 30, 2016, and September 30, 2015 were $2.80 billion, $2.90 billion, and $3.22 billion, respectively, and included average brokered time deposits of $775.1 million, $885.6 million, and $1.14 billion, respectively. These larger deposits represented 11.7%, 12.3%, and 14.1% of total average deposits for the three months ended September 30, 2016, June 30, 2016, and September 30, 2015, respectively, and included brokered time deposits which represented 3.2%, 3.8%, and 5.0% of total average deposits for the three months ended September 30, 2016, June 30, 2016, and September 30, 2015, respectively. Given the growth in core transaction deposits, Synovus continues to decrease its reliance on higher cost time deposits.
During May 2016, Synovus launched a new bank deposit sweep product, which resulted in the addition of approximately $293 million in deposits from existing customers of Synovus Securities, Synovus’ wholly-owned subsidiary.   These customers previously had their cash balances invested in mutual funds with an unaffiliated institution.  Synovus’ new product provides added benefits to our customers because it provides FDIC insurance coverage (up to the $250,000 FDIC insurance limit) while also providing a small increase in the rate earned on such deposits.   The total aggregate balance of these accounts was approximately $306.1 million as of September 30, 2016.  $174.6 million of the sequential quarter increase in average brokered deposits is due to balances from this product.  Synovus expects that these balances will remain stable, with gradual increases over time.
During the third quarter of 2016, total average brokered deposits represented 5.9% of Synovus' total average deposits compared to 5.6% and 5.9% of total average deposits the previous quarter and the third quarter a year ago, respectively.
Non-interest Income
Non-interest income for the nine and three months ended September 30, 2016 was $199.2 million and $68.2 million, respectively, compared to $201.7 million and $67.1 million for the nine and three months ended September 30, 2015, respectively. Adjusted non-interest income, which excludes net investment securities gains was up slightly by $26 thousand for the nine months ended September 30, 2016, compared to the same period a year ago, and up $1.0 million, or 1.5%, for the three months ended September 30, 2016 compared to the third quarter of 2015. See reconciliation of "Non-GAAP Financial Measures" in this Report.
The following table shows the principal components of non-interest income.

Non-interest Income	Nine Months Ended September 30,			Three Months Ended September 30,
(in thousands)	2016	2015	% Change	2016	2015	% Change
Service charges on deposit accounts	$60,772	59,621	1.9%	$20,822	20,692	0.6%
Fiduciary and asset management fees	34,691	34,722	(0.1)	11,837	11,308	4.7
Brokerage revenue	20,019	20,978	(4.6)	6,199	6,946	(10.8)
Mortgage banking income	18,755	19,960	(6.0)	7,329	5,965	22.9
Bankcard fees	24,988	24,910	0.3	8,269	8,334	(0.8)
Investment securities gains, net	126	2,710	(95.4)	59	—	nm
Other fee income	15,255	15,371	(0.8)	5,171	5,521	(6.3)
Other non-interest income	24,582	23,474	4.7	8,469	8,293	2.1
Total non-interest income	$199,188	201,746	(1.3)%	$68,155	67,059	1.6%

Principal Components of Non-interest Income
Service charges on deposit accounts for the nine and three months ended September 30, 2016 were up $1.2 million, or 1.9%, and up $130 thousand, or 0.6%, respectively, compared to the same time periods in 2015. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were $28.0 million and $9.7 million for the nine and three months ended September 30, 2016, respectively, an increase of $516 thousand, or 1.9%, and $75 thousand, or 0.8%, compared to the nine and three months ended September 30, 2015, respectively. The increase for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is primarily due to an increase in overdraft service utilization rates. Additionally, the first quarter included the benefit of one more business day compared to the same time period the prior year. Account analysis fees were $18.2 million and $6.2 million for the nine and three months ended September 30, 2016, respectively, up $812 thousand, or 4.7%, and $145 thousand, or 2.4%, compared to the nine and three months ended September 30, 2015, respectively, largely due to fee increases to align more closely with market rates. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, for the nine and three months ended September 30, 2016 were $14.5 million and $4.9 million, respectively, down $175 thousand, or 1.2%, and $91 thousand, or 1.8%, compared to the same periods in 2015, respectively.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management, and financial planning services. Fiduciary and asset management fees declined slightly by $31 thousand for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Fiduciary and asset management fees increased $529 thousand, or 4.7%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, driven in part by continued growth in assets under management which ended the quarter at $11.31 billion, an increase of $724 million, or 6.8%, from September 30, 2015.
Brokerage revenue, which consists primarily of brokerage commissions, was $20.0 million and $6.2 million for the nine and three months ended September 30, 2016, respectively. Brokerage revenue for the nine months ended September 30, 2016 is $958 thousand, or 4.6%, lower than the nine months ended September 30, 2015 and $747 thousand, or 10.8%, lower in the third quarter of 2016 compared to the same quarter a year ago. The decline is largely driven by market conditions as customers are executing fewer transactions on average.
Mortgage banking income was $18.8 million and $7.3 million for the nine and three months ended September 30, 2016, respectively, compared to $20.0 million and $6.0 million for the same periods in 2015, respectively. The decline in mortgage banking income during the first half of 2016 was primarily due to a decline in refinancing and correspondent volume. The increase in mortgage banking income of $1.4 million during the third quarter of 2016 compared to the second quarter of 2016 reflected a $600 thousand increase in revenues driven by a commensurate increase in production volume, which grew to $193.1 million for the third quarter. Additionally, the third quarter of 2016 includes an $800 thousand benefit from the reduction in mortgage repurchase reserves resulting from a significant reduction in repurchase claims, which totaled only $48 thousand, or 10 claims in total, for the first nine months of the year (the remaining reserve is now $2.3 million).
Bankcard fees totaled $25.0 million and $8.3 million for the nine and three months ended September 30, 2016, respectively, compared to $24.9 million and $8.3 million for the same periods in 2015, respectively. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $12.8 million, up $413 thousand, or 3.3%, and $4.3 million, up $108 thousand, or 2.6%, for the nine and three months ended September 30, 2016, respectively, compared to the same periods in 2015. Credit card interchange fees were $16.9 million, down $452 thousand, or 2.6%, and $5.7 million, down $91 thousand, or 1.6%, for the nine and three months ended September 30, 2016, respectively, compared to the same periods in 2015.
Other fee income includes fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for automated teller machine use, customer swap dealer fees, and other service charges. Other fee income was lower by $116 thousand, or 0.8%, and $350 thousand, or 6.3%, for the nine and three months ended September 30, 2016, respectively, compared to the same periods in 2015.
The main components of other non-interest income are income from company-owned life insurance policies, insurance commissions, gains from sales of government guaranteed loans, card sponsorship fees, and other miscellaneous items. The increase of $1.1 million and $175 thousand during the nine and three months ended September 30, 2016, respectively, compared to the same time periods in 2015, was driven by growth in insurance revenues. Insurance revenues grew $1.2 million, or 57.5%, and $602 thousand, or 65.4%, during the nine and three months ended September 30, 2016, respectively, compared to the same time periods in 2015, reflecting Synovus' ability to meet additional needs of its financial management services customers. Additionally, the nine months ended September 30, 2016 included a $669 thousand gain from a BOLI death benefit as well as an increase of $711 thousand in company-owned life insurance policy revenue driven by additional investments during 2015. Gains from sales of government guaranteed loans were $2.7 million and $1.3 million for the nine and three months ended September 30, 2016, respectively, compared to $4.0 million and $1.1 million for the nine and three months ended September 30, 2015, respectively.

Given the timing of loan production for 2016, Synovus expects the gains on sale for this asset class to be lower than the $5.4 million in gains realized in 2015.
Non-interest Expense
Non-interest expense for the nine and three months ended September 30, 2016 was $562.7 million and $185.9 million, respectively, compared to $534.6 million and $177.9 million for the nine and three months ended September 30, 2015, respectively. Adjusted non-interest expense for the nine and three months ended September 30, 2016, which excludes restructuring charges, loss on early extinguishment of debt, litigation settlement/contingency (recovery) expense, merger-related expense, and Visa indemnification charges, increased $16.5 million, or 3.1%, and $6.4 million, or 3.6%, compared to the same periods in 2015, respectively. Synovus expects a low single-digit percent increase in adjusted non-interest expense for the full year. See "Non-GAAP Financial Measures" in this Report for applicable reconciliation.
The following table summarizes the components of non-interest expense for the nine and three months ended September 30, 2016 and 2015.

Non-interest Expense
	Nine Months Ended September 30,			Three Months Ended September 30,
(in thousands)	2016	2015	% Change	2016	2015	% Change
Salaries and other personnel expense	$300,364	285,394	5.2%	$101,945	94,341	8.1%
Net occupancy and equipment expense	81,480	79,650	2.3	28,120	26,937	4.4
Third-party processing expense	34,033	31,858	6.8	11,219	10,844	3.5
FDIC insurance and other regulatory fees	20,100	20,315	(1.1)	6,756	6,591	2.5
Professional fees	19,794	18,382	7.7	6,486	6,371	1.8
Advertising expense	15,358	11,797	30.2	5,597	5,488	2.0
Foreclosed real estate expense, net	9,998	18,350	(45.5)	2,725	4,503	(39.5)
Merger-related expense	550	—	nm	550	—	nm
Loss on early extinguishment of debt	4,735	—	nm	—	—	—
Restructuring charges, net	8,225	(33)	nm	1,243	69	nm
Other operating expenses	68,079	68,908	(1.2)	21,230	22,763	(6.7)
Total non-interest expense	$562,716	534,621	5.3%	$185,871	177,907	4.5%

Salaries and other personnel expenses increased $15.0 million, or 5.2%, and $7.6 million, or 8.1%, for the nine and three months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to annual merit increases and higher commissions and incentive compensation. Synovus continues to maintain an expense discipline on this important component, which reflects a 1.7% reduction in headcount from a year ago. Moreover, Synovus continues to strategically invest in talent and technology that enhance the customer experience and drive revenue growth.
Net occupancy and equipment expense was up $1.8 million, or 2.3%, and $1.2 million, or 4.4%, for the nine and three months ended September 30, 2016, respectively, compared to the same periods in 2015. During the first quarter of 2016, Synovus opened a branch prototype in Jacksonville, Florida which is designed to allow for faster service for routine transactions while providing an enhanced customer experience. This was the third new branch prototype opened since June of last year.  Synovus continues to evaluate its branch network while deploying additional digital and on-line capabilities to increase convenience for customers while lowering transaction costs, and identified nine branches for closure during the nine months ended September 30, 2016, with seven of those branches closed as of September 30, 2016. Synovus' branch network will consist of 248 locations at year-end, which will represent a 23.2% reduction from year-end 2010.
Third-party processing expense includes all third-party core operating system and processing charges. Third-party processing expense increased $2.2 million, or 6.8%, and $375 thousand, or 3.5%, for the nine and three months ended September 30, 2016, respectively, compared to the same periods in 2015, driven by investments in technology and increases in transaction volume.
FDIC insurance and other regulatory fees declined $215 thousand, or 1.1%, and increased $166 thousand, or 2.5%, for the nine and three months ended September 30, 2016, respectively, compared to the same periods in 2015. On March 15, 2016 , the FDIC approved a final rule to increase the DIF to the statutorily required minimum level of 1.35 percent. Congress, in the Dodd-Frank Act, increased the minimum for the DIF reserve ratio, the ratio of the amount in the fund to insured deposits, from 1.15 percent to 1.35 percent and required that the ratio reach that level by September 30, 2020. Further, the Dodd-Frank Act also made banks with $10 billion or more in total assets responsible for the increase from 1.15 percent to 1.35 percent. Under a rule adopted by the FDIC in 2011, regular assessment rates for all banks would decline when the reserve ratio reached 1.15 percent, which occurred during the second quarter of 2016. Banks with total assets of less than $10 billion will have substantially lower assessment rates under the 2011 rule. The final rule imposed on banks with at least $10 billion in assets a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The FDIC expects the reserve ratio will likely reach 1.35 percent after approximately two years of payments of the surcharges. The final rule became effective on July 1, 2016 with surcharge assessments beginning July 1, 2016. Synovus' third quarter 2016 FDIC insurance cost remained relatively flat to the prior quarter following the surcharge assessment since regular assessment rates declined at the same time the surcharge assessment became effective.
Professional fees for the nine and three months ended September 30, 2016 were up $1.4 million, or 7.7%, and $115 thousand, or 1.8%, respectively, compared to the same periods in 2015, driven by increases in consulting expense.
Advertising expense for the nine and three months ended September 30, 2016 was up $3.6 million and $109 thousand, respectively, compared to the same periods in 2015 as a result of Synovus increasing brand awareness activities. Synovus expects advertising expense for the second half of 2016 to be slightly lower than the first half of 2016 expense of $9.8 million.
Foreclosed real estate expense declined $8.4 million, or 45.5%, and $1.8 million, or 39.5%, for the nine and three months ended September 30, 2016, respectively, compared to the same periods in 2015. ORE balances declined $35.9 million to $28.4 million at September 30, 2016 from $64.3 million a year ago.
Merger-related expense consist of professional fees relating to the October 1, 2016 acquisition of Entaire Global Companies, Inc. See "Note 1 - Significant Accounting Policies" in this Report for more information on the fourth quarter acquisition of Entaire Global Companies, Inc.
During January 2016, Synovus repurchased $124.7 million of its subordinated notes maturing in 2017 in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. Results for the nine months ended September 30, 2016 included a $4.7 million pre-tax loss relating to the January tender offer.
    For the three months ended September 30, 2016, Synovus recorded restructuring charges of $1.2 million due to additional asset impairment charges of $973 thousand on properties previously identified for disposition as well as a $267 thousand impairment on a branch identified during the third quarter for closure by year-end. For the nine months ended September 30, 2016, Synovus' restructuring charges totaled $8.2 million with $4.8 million related to Synovus' continued corporate real estate optimization activities. Synovus continues to evaluate its branch network while deploying additional digital and on-line capabilities to increase convenience for customers while lowering transaction costs, and identified nine branches for closure during the nine months ended September 30, 2016,with seven of those branches closed as of September 30, 2016. Restructuring charges associated with branch closures identified during 2016 totaled $3.3 million as of September 30, 2016.
Other operating expenses for the three months ended September 30, 2016 were reduced by $1.7 million in gains on sales of four properties held for sale. In addition to the $1.7 million in property sale gains recognized during the third quarter, other operating expenses for the nine months ended September 30, 2016 were further reduced by a $2.4 million gain related to the purchase of an additional interest in an existing NPL at a discount that was subsequently paid in full. Other operating expenses also included litigation settlement/contingency (recovery) expense of $2.5 million for the nine months ended September 30, 2016 and $4.4 million for the nine months ended September 30, 2015.
The adjusted efficiency ratio improved to 60.55% this quarter from 61.54% in the second quarter of 2016 and 61.83% in the third quarter of 2015. Synovus remains focused on achieving its long-term goal of an adjusted efficiency ratio below 60%. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Income Tax Expense
Income tax expense was $102.1 million and $37.4 million for the nine and three months ended September 30, 2016, respectively, representing an effective tax rate of 36.4% during the respective periods. For the full year 2016, Synovus expects an effective tax rate in the 36% to 37% range.

CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the quality of its loan portfolio by industry, property type, geography, as well as credit quality metrics and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. Credit quality metrics have remained favorable to improving during the first nine months of 2016.
The table below includes selected credit quality metrics.

Credit Quality Metrics
(dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Non-performing loans	$148,155	168,370	157,640
Impaired loans held for sale(1)	2,473	—	—
Other real estate	28,438	47,030	64,346
Non-performing assets	$179,066	215,400	221,986
Non-performing loans as a % of total loans	0.64%	0.75	0.72
Non-performing assets as a % of total loans, other loans held for sale, and ORE	0.77	0.96	1.01
Loans 90 days past due and still accruing	$5,358	2,621	2,998
As a % of total loans	0.02%	0.01	0.01
Total past due loans and still accruing	$61,781	47,912	39,350
As a % of total loans	0.27%	0.21	0.18
Net charge-offs - Quarter	$6,930	3,425	6,758
Net charge-offs/average loans - Quarter	0.12%	0.06	0.12
Net charge-offs - Year	$20,420	27,831	24,407
Net charge-offs/average loans - Year	0.12%	0.13	0.15
Provision for loan losses - Quarter	$5,671	5,021	2,956
Provision for loan losses - Year	21,741	19,010	13,990
Allowance for loan losses	253,817	252,496	250,900
Allowance for loan losses as a % of total loans	1.09%	1.13	1.15

(1) Represent only impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value, less costs to sell, based primarily on estimated sales proceeds net of selling costs.
Non-performing Assets
Total NPAs were $179.1 million at September 30, 2016, a $36.3 million, or 16.9%, decrease from $215.4 million at December 31, 2015 and a $42.9 million, or 19.3%, decrease from $222.0 million at September 30, 2015. The year-over-year decline in non-performing assets was driven by the continued resolution of problem assets including workouts and dispositions. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate were 0.77% at September 30, 2016 compared to 0.96% at December 31, 2015, and 1.01% at September 30, 2015.
Troubled Debt Restructurings
Accruing TDRs were $201.9 million at September 30, 2016, compared to $223.9 million at December 31, 2015 and $240.4 million at September 30, 2015. Accruing TDRs declined $22.0 million, or 9.8%, from December 31, 2015 and $38.5 million, or 16.0%, from a year ago primarily due to lower TDR inflows, fewer TDRs having to retain the TDR designation upon subsequent renewal, refinance, or modification, and pay-offs. Consistent with regulatory guidance, a TDR will generally no longer be reported as a TDR after a period of performance which is generally a minimum of six months and after the loan has been reported as a TDR at a year-end reporting date, and if at the time of the modification, the interest rate was at market, considering the credit risk associated with the borrower.

At September 30, 2016, the allowance for loan losses allocated to these accruing TDRs was $11.8 million compared to $12.6 million at December 31, 2015 and $16.2 million at September 30, 2015. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At both September 30, 2016 and December 31, 2015, 99% of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have remained low, and consisted of only two defaults with a recorded investment of $181 thousand for the nine months ended September 30, 2016 and four defaults with a recorded investment of $593 thousand for the nine months ended September 30, 2015.

Accruing TDRs by Risk Grade	September 30, 2016		December 31, 2015		September 30, 2015
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Pass	$66,887	33.1%	75,015	33.5	81,447	33.9
Special Mention	37,259	18.5	40,365	18.0	22,719	9.4
Substandard accruing	97,750	48.4	108,493	48.5	136,204	56.7
Total accruing TDRs	$201,896	100.0%	223,873	100.0	240,370	100.0

Accruing TDRs Aging by Portfolio Class
	September 30, 2016
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Investment properties	$33,172	—	—	33,172
1-4 family properties	39,778	—	—	39,778
Land acquisition	14,127	10	—	14,137
Total commercial real estate	87,077	10	—	87,087
Commercial, financial and agricultural	28,145	315	—	28,460
Owner-occupied	53,036	—	—	53,036
Total commercial and industrial	81,181	315	—	81,496
Home equity lines	8,732	—	—	8,732
Consumer mortgages	18,769	861	—	19,630
Credit cards	—	—	—	—
Other retail loans	4,770	181	—	4,951
Total retail	32,271	1,042	—	33,313
Total accruing TDRs	$200,529	1,367	—	201,896

	December 31, 2015
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Investment properties	$50,913	—	—	50,913
1-4 family properties	43,931	—	—	43,931
Land acquisition	19,929	380	—	20,309
Total commercial real estate	114,773	380	—	115,153
Commercial, financial and agricultural	24,934	592	208	25,734
Owner-occupied	47,141	387	—	47,528
Total commercial and industrial	72,075	979	208	73,262
Home equity lines	9,575	—	—	9,575
Consumer mortgages	20,520	712	—	21,232
Credit cards	—	—	—	—
Other retail loans	4,459	192	—	4,651
Total retail	34,554	904	—	35,458
Total accruing TDRs	$221,402	2,263	208	223,873

Non-accruing TDRs were $15.4 million at September 30, 2016 compared to $47.4 million at December 31, 2015, a decrease of $32.0 million, or 67.5%. Non-accruing TDRs may generally be returned to accrual status if there has been a period of performance, consisting usually of at least a six month sustained period of repayment performance in accordance with the terms of the agreement.
Potential Problem Loans
Potential problem loans are defined by management as being certain performing loans with a well-defined weakness where there is known information about possible credit problems of borrowers which causes management to have concerns about the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of commercial Substandard accruing loans but exclude loans 90 days past due and still accruing interest and accruing TDRs classified as Substandard since these loans are disclosed separately. Potential problem commercial loans were $172.5 million at September 30, 2016 compared to $181.0 million and $205.7 million at December 31, 2015 and September 30, 2015, respectively. Synovus cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.
Net Charge-offs
Net charge-offs for the nine months ended September 30, 2016 were 20.4 million, or 0.12% as a percentage of average loans annualized, a decrease of $4.0 million, or 16.3%, compared to $24.4 million, or 0.15%, as a percentage of average loans annualized for the nine months ended September 30, 2015. The decline in net charge-offs was driven by fewer dispositions of distressed loans and lower impairment charge-offs on existing collateral dependent impaired loans.
Provision for Loan Losses and Allowance for Loan Losses
For the nine months ended September 30, 2016, the provision for loan losses was $21.7 million, an increase of $7.8 million, or 55.4%, compared to the nine months ended September 30, 2015. The increase was due to growth in loans outstanding, movement towards expected normalization of provision expense levels, as well as the continued stabilization of the allowance for loan loss factors.
The allowance for loan losses at September 30, 2016 was $253.8 million, or 1.09% of total loans, compared to $252.5 million, or 1.13% of total loans, at December 31, 2015 and $250.9 million, or 1.15% of total loans, at September 30, 2015, reflecting an improvement in the overall risk profile of the loan portfolio.
Capital Resources
Synovus is required to comply with the capital adequacy standards established by the Federal Reserve Board and our subsidiary bank, Synovus Bank, must comply with similar capital adequacy standards established by the FDIC. Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements.
At September 30, 2016, Synovus' and Synovus Bank's capital levels each exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Capital Ratios
(dollars in thousands)	September 30, 2016	December 31, 2015
Tier 1 capital
Synovus Financial Corp.	$2,620,379	2,660,016
Synovus Bank	3,166,994	3,136,132
Common equity Tier 1 capital (transitional)
Synovus Financial Corp.	2,596,233	2,660,016
Synovus Bank	3,166,994	3,136,132
Total risk-based capital
Synovus Financial Corp.	3,139,465	3,255,758
Synovus Bank	3,432,314	3,390,764
Tier 1 capital ratio
Synovus Financial Corp.	10.05%	10.37
Synovus Bank	12.16	12.25
Common equity Tier 1 ratio (transitional)
Synovus Financial Corp.	9.96	10.37
Synovus Bank	12.16	12.25
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.04	12.70
Synovus Bank	13.15	13.25
Leverage ratio
Synovus Financial Corp.	8.98	9.43
Synovus Bank	10.88	11.15
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	9.28	9.90

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
During the third quarter of 2015, Synovus' Board of Directors authorized a $300 million share repurchase program to be completed over the next 15 months. As of September 30, 2016, Synovus had repurchased a total of $289.4 million or 9.7 million shares under the $300 million share repurchase program through a combination of share repurchases under an accelerated share repurchase (ASR) agreement and open market transactions. Synovus entered into an (ASR) agreement on September 29, 2016 to repurchase the final $50.0 million of Synovus common stock, under the share repurchase program, and repurchased 1.2 million shares at an initial average price of $31.87. The remaining shares under the ASR agreement will be repurchased upon settlement of the ASR agreement on or before December 28, 2016. Share repurchases under the program by quarter are as follows: third quarter of 2016 -$80.9 million (2.6 million shares), second quarter of 2016 - $60.5 million (2.0 million shares), first quarter of 2016 - $110.9 million (3.9 million shares), and fourth quarter of 2015 - $37.1 million (1.2 million shares). During the third quarter of 2015, Synovus completed its $250 million share repurchase program which was announced on October 21, 2014 and expired on October 23, 2015. Under this program, Synovus repurchased 9.1 million shares of common stock through a combination of share repurchases under an (ASR) agreement and open market transactions.
On December 7, 2015, Synovus issued in a public offering $250 million aggregate principal amount of subordinated notes due in 2025, for aggregate proceeds of $246.6 million, net of debt issuance costs. Also during the fourth quarter of 2015, Synovus repurchased $46.7 million of its 2017 subordinated notes in privately negotiated transactions which resulted in a pre-tax loss of $1.5 million. Additionally, during January 2016, Synovus repurchased $124.7 million of the 2017 subordinated notes in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. Results for the nine months ended September 30, 2016 included a $4.7 million pre-tax loss relating to the January tender offer.
As of September 30, 2016, total disallowed deferred tax assets were $249.9 million compared to $341.1 million at December 31, 2015. Disallowed deferred tax assets for the new Basel III ratio, CET1, were $136.1 million at September 30, 2016 and $215.5 million at December 31, 2015, due to a three-year phase-in of the total disallowed deferred tax asset for the CET1 capital measure. Synovus' deferred tax asset is projected to continue to decline, thus creating additional regulatory capital in future periods.
Synovus' CET1 ratio was 9.96% at September 30, 2016 under Basel III transitional provisions and the estimated fully phased-in CET1 ratio, as of September 30, 2016, was 9.48%, both of which are well in excess of the regulatory requirements prescribed by Basel III. See reconciliation of "Non-GAAP Financial Measures" in this Report.
Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements. Synovus' 2016 DFAST results show that capital ratios remain above regulatory minimums throughout the forecast period in the severely adverse scenario. Synovus expects to announce its 2017 capital plan in January of 2017.
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
Synovus' ability to pay dividends on its capital stock, consisting of the common stock and the Series C Preferred Stock, is primarily dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities, as further discussed below in the section titled "Liquidity." During the nine months ended September 30, 2016, Synovus Bank paid upstream cash dividends of $260.0 million to Synovus, and during the year ended December 31, 2015, Synovus Bank made upstream cash distributions to Synovus totaling $225.0 million including cash dividends of $199.9 million.

    Synovus declared dividends of $0.36 and $0.30 per common share for the nine months ended September 30, 2016 and September 30, 2015, respectively. In addition to dividends paid on its common stock, Synovus paid dividends of $7.7 million on its Series C Preferred Stock during both the nine months ended September 30, 2016 and September 30, 2015.
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
Synovus Bank also generates liquidity through the national deposit markets through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At September 30, 2016, based on currently pledged collateral, Synovus Bank had access to incremental funding of $770 million, subject to FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company for various operating needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our common stock and preferred stock, share repurchases and payment of general corporate expenses. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and FDIC. During the nine months ended September 30, 2016, Synovus Bank paid upstream cash dividends of $260.0 million to the Parent Company and during the year ended December 31, 2015, Synovus Bank made upstream cash distributions to the Parent Company totaling $225.0 million including cash dividends of $199.9 million. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, GA DBF rules and related statutes contain limitations on payments of dividends by Synovus Bank without the approval of the GA DBF.
On December 7, 2015, Synovus issued in a public offering $250 million aggregate principal amount of subordinated debt due in 2025, for aggregate proceeds of $246.6 million, net of debt issuance costs. Also during the fourth quarter of 2015, Synovus repurchased $46.7 million of its subordinated notes maturing in 2017 in privately negotiated transactions which resulted in a pre-tax loss of $1.5 million. Additionally, during January 2016, Synovus repurchased $124.7 million of its subordinated notes maturing in 2017 in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. Results for the nine months ended September 30, 2016 included a $4.7 million pre-tax loss relating to the January tender offer.
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

Earning Assets and Sources of Funds
Average total assets for the nine months ended September 30, 2016 increased $1.32 billion, or 4.7%, to $29.24 billion as compared to $27.92 billion for the first nine months of 2015. Average earning assets increased $1.46 billion, or 5.7%, in the first nine months of 2016 compared to the same period in 2015 and represented 93.2% of average total assets at September 30, 2016, as compared to 92.4% at September 30, 2015. The increase in average earning assets resulted from a $1.55 billion increase in average loans, net, and a $352.9 million increase in average taxable investment securities. These increases were partially offset by a $439.7 million decrease in interest bearing funds held at the Federal Reserve Bank. Average interest bearing liabilities increased $829.4 million, or 4.5%, to $19.16 billion for the first nine months of 2016 compared to the same period in 2015. The increase in interest bearing liabilities was driven by a $609.4 million increase in money market deposit accounts (excluding brokered deposits), a $343.1 million increase in interest bearing demand deposits, and a $100.4 million increase in average long term debt. These increases were partially offset by a $220.6 million decrease in brokered deposits. Average non-interest bearing demand deposits increased $565.1 million, or 8.9%, to $6.93 billion for the first nine months of 2016 compared to the same period in 2015.
Net interest income for the nine months ended September 30, 2016 was $665.7 million, an increase of $51.0 million, or 8.3%, compared to $614.7 million for the nine months ended September 30, 2015.
The net interest margin for the nine months ended September 30, 2016 was 3.27%, up 8 basis points from 3.19% for the nine months ended September 30, 2015. Earning asset yields increased by 7 basis points compared to the nine months ended September 30, 2015 and the effective cost of funds decreased 1 basis point.
On a sequential quarter basis, net interest income increased by $4.6 million while the net interest margin was unchanged. The increase in net interest income for the third quarter was due to a $320.2 million increase in average earning assets driven by a $204.2 million increase in average loans, net and a $92.8 million increase in average interest bearing funds held at the Federal Reserve Bank. The yield on earning assets was 3.71% and the effective cost of funds was 0.44% for the third quarter 2016, both down 2 basis points from the second quarter 2016.
The net interest margin for the fourth quarter of 2016 is expected to remain stable versus the third quarter of 2016, given no significant changes in the interest rate environment.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Average Balances, Interest, and Yields	2016			2015
(dollars in thousands) (yields and rates annualized)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Interest Earning Assets:
Taxable investment securities (1)	$3,544,933	3,529,030	3,537,131	3,481,184	3,380,543
Yield	1.83%	1.89	1.91	1.85	1.76
Tax-exempt investment securities(1)(3)	$2,943	3,491	4,091	4,352	4,509
Yield (taxable equivalent) (3)	5.96%	6.08	6.37	6.16	6.21
Trading account assets	$5,493	3,803	5,216	8,067	7,278
Yield	0.93%	1.27	1.65	2.24	1.84
Commercial loans(2)(3)	$18,419,484	18,433,638	18,253,169	17,884,661	17,522,735
Yield	4.03%	4.04	4.03	3.97	3.99
Consumer loans(2)	$4,720,082	4,497,147	4,334,817	4,233,061	4,105,639
Yield	4.30%	4.32	4.37	4.27	4.31
Allowance for loan losses	$(255,675)	(251,101)	(258,097)	(252,049)	(256,102)
Loans, net (2)	$22,883,891	22,679,684	22,329,889	21,865,673	21,372,272
Yield	4.14%	4.15	4.15	4.08	4.10
Mortgage loans held for sale	$87,524	72,477	63,339	50,668	69,438
Yield	3.32%	3.59	3.72	3.84	3.82
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$998,565	907,614	885,938	1,081,604	1,380,686
Yield	0.48%	0.47	0.47	0.27	0.24
Federal Home Loan Bank and Federal Reserve Bank Stock(4)	$70,570	77,571	80,679	66,790	71,852
Yield	4.99%	5.15	3.82	5.08	4.71
Total interest earning assets	$27,593,919	27,273,670	26,906,283	26,558,338	26,286,578
Yield	3.71%	3.73	3.73	3.63	3.60
Interest Bearing Liabilities:
Interest bearing demand deposits	$4,274,117	4,233,310	4,198,738	4,117,116	3,955,803
Rate	0.16%	0.18	0.17	0.17	0.18
Money Market accounts	$7,227,030	7,082,759	7,095,778	7,062,517	6,893,563
Rate	0.29%	0.31	0.32	0.35	0.36
Savings deposits	$797,961	746,225	722,172	692,536	685,813
Rate	0.07%	0.06	0.07	0.06	0.06
Time deposits under $100,000	$1,248,294	1,262,280	1,279,811	1,307,601	1,338,994
Rate	0.64%	0.64	0.65	0.65	0.66
Time deposits over $100,000	$2,030,242	2,016,116	2,006,302	2,033,193	2,086,851
Rate	0.88%	0.89	0.89	0.88	0.88
Non-maturing brokered deposits	$634,596	451,398	315,006	297,925	221,817
Rate	0.29%	0.39	0.48	0.31	0.31
Brokered time deposits	$775,143	885,603	780,233	887,168	1,135,346
Rate	0.88%	0.85	0.83	0.76	0.71
Total interest bearing deposits	$16,987,383	16,677,691	16,398,040	16,398,056	16,318,187
Rate	0.37%	0.39	0.39	0.40	0.42
Federal funds purchased and securities sold under repurchase agreements	$247,378	221,276	$177,921	158,810	207,894
Rate	0.09%	0.09	0.10	0.08	0.09
Long-term debt	$2,114,193	2,279,043	2,361,973	2,007,924	2,072,455
Rate	2.71%	2.55	2.55	2.63	2.51
Total interest bearing liabilities	$19,348,954	19,178,010	18,937,934	18,564,790	18,598,536

Rate	0.63	0.65%	0.66	0.65	0.65
Non-interest bearing demand deposits	$7,042,908	6,930,336	6,812,223	6,846,200	6,541,832
Effective cost of funds	0.44	0.46%	0.46	0.45	0.46
Net interest margin	3.27	3.27%	3.27	3.18	3.14
Taxable equivalent adjustment (3)	$330	329	305	311	315

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

Net Interest Income and Rate/Volume Analysis
The following tables set forth the major components of net interest income and the related annualized yields and rates for the nine months ended September 30, 2016 and 2015, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Nine Months Ended September 30,						2016 Compared to 2015
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2016	2015	2016	2015	2016	2015	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$3,537,060	3,182,950	$49,820	42,901	1.88%	1.80	$4,772	2,147	$6,919
Tax-exempt investment securities(2)	3,506	4,689	162	218	6.16	6.19	(55)	(1)	(56)
Total investment securities	3,540,566	3,187,639	49,982	43,119	1.88	1.80	4,717	2,146	6,863
Trading account assets	4,840	11,318	46	258	1.28	3.03	(147)	(65)	(212)
Taxable loans, net(1)	22,812,346	21,266,232	698,657	651,103	4.09	4.09	47,341	212	47,553
Tax-exempt loans, net(1)(2)	74,691	74,843	2,591	2,622	4.63	4.68	(5)	(26)	(31)
Allowance for loan losses	(254,960)	(255,812)
Loans, net	22,632,077	21,085,263	701,248	653,725	4.14	4.15	47,336	186	47,522
Mortgage loans held for sale	74,494	74,806	1,966	2,060	3.52	3.67	(8)	(86)	(94)
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	930,954	1,365,627	3,343	2,476	0.48	0.24	(749)	1,617	868
Federal Home Loan Bank and Federal Reserve Bank stock	76,252	76,219	2,649	2,503	4.63	4.38	1	143	144
Total interest earning assets	$27,259,183	25,800,872	$759,234	704,141	3.72%	3.65	$51,150	3,941	$55,091
Cash and due from banks	400,222	410,417
Premises and equipment, net	434,889	451,092
Other real estate	39,282	74,230
Other assets(3)	1,103,504	1,182,989
Total assets	$29,237,080	27,919,600

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$4,235,529	3,892,462	$5,420	5,327	0.17%	0.18%	$463	(370)	$93
Money market accounts	7,603,136	6,722,767	17,620	17,272	0.31	0.34	2,241	(1,893)	348
Savings deposits	755,608	670,356	366	279	0.06	0.06	38	49	87
Time deposits	4,094,525	4,668,925	24,666	25,981	0.80	0.74	(3,182)	1,867	(1,315)
Federal funds purchased and securities sold under repurchase agreements	215,641	220,973	154	134	0.09	0.08	(3)	23	20
Long-term debt	2,251,235	2,150,841	44,394	39,457	2.59	2.45	1,857	3,081	4,938
Total interest-bearing liabilities	$19,155,674	18,326,324	$92,620	88,450	0.64	0.64	$1,414	2,757	$4,171
Non-interest bearing deposits	6,928,906	6,363,773
Other liabilities	203,989	210,649
Shareholders' equity	2,948,511	3,018,854
Total liabilities and equity	$29,237,080	27,919,600
Interest rate spread:
Net interest income - FTE/margin(4)			666,614	615,691	3.27%	3.19	$49,736	1,184	$50,920
Taxable equivalent adjustment			964	993
Net interest income, actual			$665,650	614,698

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2016 - $23.4 million, 2015 - $22.7 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35% in adjusting interest on tax-exempt loans and investment securities to a taxable-
equivalent basis.
(3) Includes average net unrealized gains on investment securities available for sale of $35.7 million and $20.8 million for the nine months ended September 30, 2016 and
2015, respectively.
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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0.25% to 0.50% and the current prime rate of 3.50%. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a decline of 25 basis points to determine the sensitivity of net interest income for the next twelve months. Synovus continues to maintain a modestly asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment and reduce net interest income in a declining interest rate environment. The following table represents the estimated sensitivity of net interest income to these changes in short term interest rates at September 30, 2016, with comparable information for December 31, 2015.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

Change in Short-term Interest Rates (in basis points)	September 30, 2016	December 31, 2015
+200	5.6%	6.4%
+100	3.1%	3.8%
Flat	—%	—%
-25	-2.2%	-2.6%

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

	As of September 30, 2016
Change in Short-term Interest Rates (in basis points)	Base Scenario	15% Increase in Average Repricing Beta
+200	5.6%	3.8%
+100	3.1%	2.2%

The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter term time horizon. Synovus also evaluates potential longer term interest rate risk through modeling and evaluation of EVE. Simulation modeling is utilized to measure the economic value of equity and its sensitivity to immediate changes in interest rates. These simulations value only the current balance sheet and do not incorporate growth assumptions used in the net interest income simulation. The economic value of equity is the net fair value of assets, liabilities, and off-balance sheet financial instruments derived from the present value of future cash flows discounted at current market interest rates. From this baseline valuation, Synovus evaluates changes in the value of each of these items in various interest rate scenarios to determine the net impact on the economic value of equity. Key assumptions utilized in the model, namely loan prepayments, investment security prepayments, deposit repricing betas, and non-maturity deposit duration have a significant impact on the results of the EVE simulations. As illustrated in the table below, the economic value of equity model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 5.6% and 6.3%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. Assuming an immediate 25 basis point decline in rates, EVE is projected to decrease by 3.9%

	Estimated Change in EVE
Immediate Change in Interest Rates (in basis points)	September 30, 2016	December 31, 2015
+200	6.3%	3.2%
+100	5.6%	3.4%
-25	-3.9%	-3.5%

ADDITIONAL DISCLOSURES
Recently Issued Accounting Standards
The following ASUs will be implemented effective January 1, 2017 or later:

ASU 2016-15, Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments
On August 26, 2016, the FASB issued new guidance that is intended to address diversity in practice of how certain cash receipts and cash payments are currently presented and classified in the statement of cash flows. The amendments of the ASU add or clarify guidance on eight cash flow issues:

•	Debt prepayment or debt extinguishment costs.

•	Settlements of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing.

•	Contingent consideration payments made after a business combination.

•	Proceeds from the settlement of insurance claims.

•	Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies.

•	Distributions received from equity method investees.

•	Beneficial interests in securitization transactions.

•	Separately identifiable cash flows and application of the predominance principle.

The ASU describes a predominance principle in which cash flows with aspects of more than one class of cash flows that cannot be separated are classified in the statement of cash flows based on the activity that is likely to be the predominant source or use of cash flow (if first there is no relevant guidance in the Accounting Standards Codification). The new guidance also clarifies the classification of debt prepayment or debt extinguishment costs and beneficial interests in securitization transactions. This perhaps may likely be the greatest change to current practice. Currently, many entities classify debt prepayment and extinguishment costs as operating cash outflows because the payment factors into the determination of net income. Similarly, many entities classify payments received from beneficial interests on securitized trade receivables as operating cash inflows based on the trade receivables that underlie the cash flows. ASU 2016-15 requires that cash paid for debt prepayment or debt extinguishment costs to be classified as a financing outflow and cash received from beneficial interests on securitized trade receivables to be classified as an investing inflow.

ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The guidance will have to be applied retrospectively to all periods presented but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. Management is currently evaluating the requirements of the new accounting standards to determine the impact on its consolidated financial statements.

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

Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for loan losses and determining the fair value of financial instruments. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in Note 1 - Summary of Significant Accounting Policies in Synovus' 2015 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. During the nine months ended September 30, 2016, there have been no significant changes to Synovus’ critical accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2015 Form 10-K.
Non-GAAP Financial Measures
The measures entitled adjusted non-interest income; adjusted non-interest expense; adjusted net income; adjusted net income per common share, diluted; adjusted efficiency ratio; average core deposits; average core transaction deposit accounts; core deposits excluding state, county, and municipal deposits; Tangible Common Equity ratio; and common equity Tier 1 (CET1) ratio (fully phased-in) are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest income; total non-interest expense; net income available to common shareholders; net income per common share, diluted; efficiency ratio; total deposits; and the ratio of total equity to total assets, respectively.
Management uses these non-GAAP financial measures to assess the performance of Synovus’ business and the strength of its capital position. Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management, investors, and bank regulators in evaluating Synovus’ operating results, financial strength and capitalization and to permit investors to assess the performance of Synovus on the same basis as that used by management. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors. Adjusted non-interest income is a measure used by management to evaluate non-interest income exclusive of net investment securities gains. Adjusted non-interest expense and the adjusted efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income and adjusted net income per common share, diluted are measures used by management to evaluate operating results exclusive of items that are not indicative of ongoing operations and impact period-to-period comparisons. Average core deposits, average core transaction deposit accounts, and core deposits excluding state, county, and municipal deposits are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. The Tangible Common Equity ratio and common equity Tier 1 (CET1) ratio (fully phased-in) are used by management and bank regulators to assess the strength of our capital position. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. The computations of these measures are set forth in the tables below.

Reconciliation of Non-GAAP Financial Measures	Nine Months Ended		Three Months Ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Adjusted Non-interest Income
Total non-interest income	$199,188	201,746	68,155	67,059
Subtract: Investment securities gains, net	(126)	(2,710)	(59)	—
Adjusted non-interest income	$199,062	199,036	68,096	67,059
Adjusted Non-interest Expense
Total non-interest expense	$562,716	534,621	185,871	177,907
Subtract: Restructuring charges	(8,225)	33	(1,243)	(69)
Subtract: Visa indemnification charges	(1,079)	(1,092)	(360)	(363)
Add/(subtract): Litigation contingency/settlement recovery (expense)	(2,511)	(4,400)	189	—
Subtract: Loss on early extinguishment of debt	(4,735)	—	—	—
Subtract: Merger-related expense	(550)	—	(550)	—
Adjusted non-interest expense	$545,616	529,162	183,907	177,475

	Three Months Ended
(in thousands)	September 30, 2016	June 30, 2016	September 30, 2015
Adjusted Net Income and Adjusted Net Income Per Common Share, Diluted
Net income available to common shareholders	$62,686	57,898	55,369
(Subtract) Add: Litigation contingency/settlement (recovery) expense	(189)	—	—
Add: Restructuring charges	1,243	5,841	69
Add: Merger-related expense	550	—	—
Subtract: Tax effect of adjustments	(587)	(2,138)	(25)
Adjusted net income	$63,703	61,601	$55,413
Weighted average common shares outstanding - diluted	123,604	125,699	132,297
Adjusted net income per common share, diluted	$0.52	0.49	0.42

Adjusted Efficiency Ratio
Adjusted non-interest expense	$183,907	182,410	177,475
Subtract: Foreclosed real estate expense	(2,725)	(4,588)	(4,503)
Subtract: Other credit costs	(2,913)	445	(2,842)
Adjusted non-interest expense excluding credit costs	$178,269	178,267	170,130
Net interest income	$226,007	221,449	207,790
Add: Tax equivalent adjustment	330	329	315
Total non-interest income	68,155	67,886	67,059
Subtract: Investment securities gains, net	(59)	—	—
Total adjusted revenues	$294,433	289,664	275,164
Adjusted efficiency ratio	60.55%	61.54%	61.83%

Reconciliation of Non-GAAP Financial Measures, continued	Three Months Ended
(dollars in thousands)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Average Core Deposits and Average Core Transaction Deposit Accounts
Average total deposits	$24,030,291	23,608,027	23,210,263	23,244,256	22,860,019
Subtract: Average brokered deposits	(1,409,739)	(1,337,001)	(1,095,239)	(1,185,093)	(1,357,163)
Average core deposits	22,620,552	22,271,026	22,115,024	22,059,163	21,502,856
Subtract: Average total SCM deposits	(2,105,126)	(2,280,038)	(2,440,749)	(2,303,278)	(2,124,812)
Subtract: Average time deposits excluding SCM deposits	(3,153,366)	(3,141,621)	(3,137,379)	(3,188,706)	(3,274,406)
Average core transaction deposit accounts	$17,362,060	16,849,367	16,536,896	16,567,179	16,103,638
Core Deposits and Core Deposits Excluding State, County, and Municipal Deposits
Total deposits	$24,192,003	23,925,922			22,777,413
Subtract: Brokered deposits	(1,315,348)	(1,496,161)			(1,245,798)
Core deposits	22,876,655	22,429,761			21,531,615
Subtract: State, county, and municipal deposits	(2,100,756)	(2,294,898)			(2,165,710)
Core deposits excluding state, county, and municipal deposits	$20,775,899	20,134,863			19,365,905
Tangible Common Equity Ratio
Total assets	$29,727,096	29,459,691	29,171,257	28,792,653	28,167,827
Subtract: Goodwill	(24,431)	(24,431)	(24,431)	(24,431)	(24,431)
Subtract: Other intangible assets, net	(225)	(228)	(277)	(471)	(667)
Tangible assets	$29,702,440	29,435,032	29,146,549	28,767,751	28,142,729
Total shareholders' equity	$2,906,659	2,951,659	2,953,268	3,000,196	3,017,116
Subtract: Goodwill	(24,431)	(24,431)	(24,431)	(24,431)	(24,431)
Subtract: Other intangible assets, net	(225)	(228)	(277)	(471)	(667)
Subtract: Series C Preferred Stock, no par value	(125,980)	(125,980)	(125,980)	(125,980)	(125,980)
Tangible common equity	$2,756,023	2,801,020	2,802,580	2,849,314	2,866,038
Total shareholders' equity to total assets ratio	9.78%	10.02	10.12	10.42	10.71
Tangible common equity ratio	9.28%	9.52	9.62	9.90	10.18
Common Equity Tier 1 (CET1) Ratio (fully phased-in)
Common equity Tier 1 (CET1)	$2,596,233
Subtract: Adjustment related to capital components	(101,843)
CET1 (fully phased-in)	$2,494,390
Total risk-weighted assets (fully phased-in)	$26,323,936
Common equity Tier 1 (CET1) ratio (fully phased-in)	9.48%

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, Synovus' internal control over financial reporting.
Synovus regularly seeks to identify, develop and implement improvements to its technology systems and business processes, some of which may affect its internal control over financial reporting. These changes may include such activities as implementing new, more efficient systems, updating existing systems or platforms, or automating manual processes. These systems changes are generally phased in over multiple periods in order to limit the implementation risk in any one period. As each change is implemented, Synovus monitors its effectiveness as part of its internal control over financial reporting. During the quarter ended September 30, 2016, Synovus implemented a new financial reporting system. Based on Synovus' testing and monitoring to date, Synovus presently does not believe that this improvement will materially affect, or is reasonably likely to materially affect, Synovus' internal control over financial reporting.

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
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:
During the third quarter of 2015, Synovus' Board of Directors authorized a $300 million share repurchase program to be completed over the next 15 months. The table below sets forth information regarding repurchases of our common stock during the third quarter of 2016.

Share Repurchases	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 2016	1,122,000	$28.84	1,122,000	$59,152,804
August 2016	284,000	31.11	284,000	50,316,702
September 2016	1,246,458	31.88	1,246,458	10,581,579
Total	2,652,458	$30.51	2,652,458

(1) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

Effective September 29, 2016, Synovus entered into an accelerated share repurchase agreement (ASR) to repurchase the remaining $50.0 million of Synovus common stock under the share repurchase program, and repurchased 1.2 million shares at an initial average price of $31.87. The remaining shares will be repurchased upon settlement of the ASR agreement on or before December 28, 2016. Additionally, during the third quarter of 2016, Synovus repurchased $41.5 million, or 1.4 million shares, of common stock through a combination of open market transactions and privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

SYNOVUS FINANCIAL CORP.

November 4, 2016	By:	/s/ Kevin S. Blair
Date		Kevin S. Blair
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)