Form 10-K
period 2016-12-31
SYNOVUS FINANCIAL CORP
filed 2017-02-27
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-K

______________________________
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO ☒
As of June 30, 2016, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $3,372,136,919 based on the closing sale price of $28.99 reported on the New York Stock Exchange on June 30, 2016.
As of February 24, 2017, there were 122,349,767 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2017 (“Proxy Statement”)	Part III

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

i

FHLB – Federal Home Loan Bank
FICO – Fair Isaac Corporation
FinCEN – The Treasury's financial crimes enforcement network
FINRA – Financial Industry Regulatory Authority
FFIEC – Federal Financial Institutions Examination Council
GA DBF – Georgia Department of Banking and Finance
GAAP – Generally Accepted Accounting Principles in the United States of America
GGL – government guaranteed loans
GSE – government sponsored enterprise
Global One – Entaire Global Companies, Inc., the parent company of Global One Financial, Inc., as acquired by Synovus on October 1, 2016. Throughout this Report, we refer to this acquisition as "Global One."
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

ii

Synovus Bank – A Georgia state-chartered bank, formerly known as Columbus Bank and Trust Company, and wholly-owned subsidiary of Synovus, through which Synovus conducts its banking operations
Synovus' 2016 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2016
Synovus Mortgage – Synovus Mortgage Corp., a wholly-owned subsidiary of Synovus Bank
Synovus Trust Company, N. A. – a wholly-owned subsidiary of Synovus Bank
TBA – to-be-announced securities with respect to mortgage-related securities to be delivered in the future (MBSs and CMOs)
TDR – troubled debt restructuring (as defined in ASC 310-40)
the Treasury – United States Department of the Treasury
UDAAP - Unfair, deceptive or abusive acts or practices
VIE – variable interest entity (as defined in ASC 810-10)
Visa – The Visa U.S.A. Inc. card association or its affiliates, collectively
Visa Class A shares – Class A shares of common stock issued by Visa are publicly traded shares which are not subject to restrictions on sale.
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
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the commercial banking industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	the risk that competition in the financial services industry may adversely affect our future earnings and growth;

(2)	the risk that we may not realize the expected benefits from our efficiency and growth initiatives, which could negatively affect our future profitability;

(3)	the risk that our current and future information technology system enhancements and initiatives may not be successfully implemented, which could negatively impact our operations;

(4)	the risk that our enterprise risk management framework may not identify or address risks adequately, which may result in unexpected losses;

(5)	the risk that our allowance for loan losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(6)	the risk that any future economic downturn could have a material adverse effect on our capital, financial condition, results of operations and future growth;

(7)
changes in the interest rate environment, including changes to the fed funds rate, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

(8)	our ability to attract and retain key employees;

(9)	the risk that we may be required to make substantial expenditures to keep pace with the rapid technological changes in the financial services market;

(10)
risks related to our reliance on third parties to provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and risks related to disruptions in service or financial difficulties of a third-party vendor;

(11)
risks related to a failure in or breach of our operational or security systems of our infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber-attacks, which could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or cause losses;

(12)
the impact of recent and proposed changes in governmental policy, laws and regulations, including proposed and recently enacted changes in the regulation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations in light of the 2016 national election results;

(13)	the risk that we could realize losses if we determine to sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets;

(14)	the risk that we may be exposed to potential losses in the event of fraud on cash accounts and/or theft;

(15)
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

(17)
the risks that if economic conditions worsen or regulatory capital rules are modified, or the results of mandated “stress testing” do not satisfy certain criteria, we may be required to undertake initiatives to improve our capital position;

(18)	changes in the cost and availability of funding due to changes in the deposit market and credit market;

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

(23)	the risk that our current tax position, including the realization of our deferred tax assets in the future, could be subject to comprehensive tax reform;

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

(27)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(28)
other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part I - Item 1A. Risk Factors" of this Report.

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
ITEM 1. BUSINESS
Overview
General
Synovus Financial Corp. is a financial services company and a registered bank holding company headquartered in Columbus, Georgia. We provide integrated financial services including commercial and retail banking, financial management, insurance and mortgage services to our customers through 28 locally-branded banking divisions of our wholly-owned subsidiary bank, Synovus Bank, and other offices in Georgia, Alabama, South Carolina, Florida and Tennessee. With the completion of its acquisition of Global One on October 1, 2016, the company also provides life insurance premium financing.
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

2016 Business Highlights
Synovus' 2016 financial results reflected another year of strong performance. Our key achievements in 2016 include the following:

•
Earnings growth - Net income available to common shareholders for 2016 was $236.5 million, a 9.6% increase from $215.8 million in 2015. Diluted earnings per share was $1.89 for 2016, up 16.7% from 2015.

•
Revenue growth - Total revenues were $1.17 billion, an increase of $73.9 million or 6.8% from 2015, with net interest income and non-interest income excluding net investment securities gains growing 8.7% and 0.8%, respectively, from the prior year.

•
Loan growth - Loan growth was solid in 2016, as we continued to diversify and optimize our portfolio. With continued momentum in all of our lines of business, total loans outstanding were $23.86 billion at the end of 2016, up 6.4% from $22.43 billion at year-end 2015. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Loans" of this Report for further information.

•
Deposit growth - Total average deposits increased $1.33 billion, or 5.9%, from 2015 to $23.88 billion in 2016. Average core transaction deposit accounts increased $1.44 billion, or 9.2%, from 2015 to $17.13 billion in 2016, driven primarily by an increase in money market and non-interest bearing demand deposits. See “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” in this Report for applicable reconciliation to GAAP measure.

•
Credit improvement - Non-performing assets declined 18.4% to $175.7 million at December 31, 2016. Our NPA ratio was 0.74% as of December 31, 2016, down 22 basis points from December 31, 2015. Additionally, the net charge-off ratio remained low at 0.12%, down 1 basis point from 2015.

•
Disciplined expense management - Total non-interest expense of $755.9 million increased 5.3% during the year while adjusted non-interest expense increased by 3.3% to $732.5 million. The efficiency ratio and adjusted efficiency ratio for 2016 were 64.74% and 61.06%, respectively, both showing an 87 basis points improvement from 2015. See “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” in this Report for applicable reconciliation to GAAP measure.

•
Strong capital - The common equity Tier I ratio was 9.96% at year-end compared to 10.37% a year ago. During the year, we returned over $322 million to common shareholders, with repurchases of $262.9 million in common stock and common stock dividends of $59.4 million. Additionally, during the fourth quarter of 2016, the Board of Directors authorized a new share repurchase program of up to $200 million to be completed during 2017, and approved a 25% increase in the quarterly common stock dividend to $0.15 per share, effective with the quarterly dividend payable in April 2017.

Additional information relating to our business and our subsidiaries, including a detailed description of our operating results and financial condition for 2016, 2015 and 2014, is contained below and under "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.
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

As of December 31, 2016, Synovus Bank operated under the following 28 locally-branded bank divisions in the following states:

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

The following chart reflects the distribution of our branch locations as of December 31, 2016, in each of the states in which we conduct banking operations:

Table 2 – Bank Branch Locations	Branches
Georgia	114
Alabama	37
South Carolina	38
Florida	48
Tennessee	11
Total	248

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
Business Developments
Synovus has traditionally focused on a strategy that includes expanding and diversifying its franchise in terms of revenues, profitability and asset size while maintaining a community banking, relationship-based approach to banking. This strategy has encompassed both organic growth as well as acquisitions of complementary banks and financial services businesses. The fourth quarter 2016 acquisition of Global One, a life insurance premium finance lender based in Atlanta, is one such example of executing on our growth strategy.
During 2016, we continued to execute on our realignment of our corporate, commercial, and retail bankers, and investment professionals to more effectively identify and pursue strategic customer relationships in our markets. We believe these changes, begun in 2014, simplify the way we deliver services to our customers and enable more consistent delivery across our footprint; leverage our relationship-based banking model to better align the strengths of our bankers with the needs of our customers; and position us to realize increased shareholder value.
Lending Activities
Overview
The primary goal of Synovus' lending function is to help customers achieve their financial goals by providing quality financing products that are fair to the customer and profitable to Synovus. Management believes that this purpose can best be accomplished by building strong customer relationships over time and maintaining a strong presence and position of influence in the communities Synovus serves. Synovus strives to serve all of its customers with the highest levels of courtesy, respect, gratitude and fairness and deliver its services with unparalleled expertise, efficiency, responsiveness and accuracy. This relationship-based approach to banking enables Synovus' bankers to develop a deep knowledge of Synovus' customers and the markets in which they operate. Synovus has processes to ensure consistency of its lending processes across all of its banking divisions, to maintain strong underwriting criteria in evaluating new loans and loan renewals, and to diversify its loan portfolio in terms of type, industry and geographical concentration. Synovus believes that these measures better position Synovus to meet the credit needs of businesses and consumers in the markets it serves while pursuing a balanced strategy of loan profitability, loan growth and loan quality.

Synovus conducts the majority of its lending activities within the framework of its relationship-based approach to banking, built on creating long-term relationships with its customers. The following tables summarize Synovus' loan portfolio by type at December 31, 2016 and 2015.

Table 3 – Loans by Type	2016		2015
(dollars in thousands)	Total Loans*	%	Total Loans*	%
Investment properties	$5,932,619	24.8%	$5,751,631	25.6%
1-4 family properties	1,023,821	4.3	1,129,156	5.0
Land acquisition	409,534	1.7	513,981	2.3
Total commercial real estate	7,365,974	30.8	7,394,768	32.9
Commercial, financial, and agricultural	6,915,927	29.0	6,453,180	28.7
Owner-occupied	4,636,016	19.4	4,318,950	19.3
Total commercial and industrial	11,551,943	48.4	10,772,130	48.0
Home equity lines	1,617,265	6.8	1,689,914	7.5
Consumer mortgages	2,296,604	9.6	1,938,683	8.6
Credit cards	232,413	1.0	240,851	1.1
Other retail loans	818,183	3.4	423,318	1.9
Total retail	4,964,465	20.8	4,292,766	19.1
Deferred fees and costs, net	(25,991)	nm	(30,099)	nm
Total loans, net of deferred fees and costs	$23,856,391	100.0%	$22,429,565	100.0%

* Loan balance in each category is before net deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.
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
Underwriting Approach
Recognizing that its loan portfolio is the primary source of revenue, Synovus' management believes that proper and consistent loan underwriting throughout Synovus' banking divisions is critical to Synovus' long-term financial success. Synovus' underwriting approach is designed to effectively govern the degree of assumed risk and ensure that its credit relationships conform to Synovus' overall risk philosophy. Synovus' underwriting standards address collateral requirements; guarantor requirements (including policies on financial statements, tax returns, and limited guarantees); requirements regarding appraisals and their review; loan approval hierarchy; standard consumer credit scoring underwriting criteria (including credit score thresholds, maximum maturity and amortization, loan-to-value limits, global debt service coverage, and debt to income limits); CRE and C&I underwriting guidelines (including minimum debt service coverage ratio, maximum amortization, minimum equity requirements, maximum loan-to-value ratios); lending limits; and credit approval authorities. Additionally, Synovus utilizes a loan concentration policy to limit and manage its exposure to certain loan concentrations, including CRE. The loan concentration policy provides a more detailed program for portfolio risk management and reporting, including limits on CRE loans as a percentage of risk-based capital (in the aggregate and by loan type), large borrower concentration limits and monitoring, as well as portfolio mix monitoring. Synovus' underwriting process is structured to require oversight that is proportional to the size and complexity of the lending relationship.
Synovus utilizes a tiered credit approval process requiring all loans to be approved by concurring bank officers. Larger loans are approved by more senior bank officers as well as an independent senior credit officer, with the largest loans requiring approval of Synovus Bank's Loan Committee, which is comprised of the Chief Credit Officer, the Chief Community Banking Officer, the Chief Commercial Banking Officer, and other key executives of Synovus Bank. The centralized underwriting policy and philosophy also provides a structured, conservative approach to lending. For instance, loan-to-value limits on certain types of loan offerings are lower than regulatory requirements, and large borrower concentration limits are explicit. Furthermore, Synovus has established across all of its banking divisions more stringent underwriting requirements on certain types of commercial real estate lending, including loans for the purpose of financing shopping centers and land.

Commercial and Industrial Loan Portfolio
The C&I loan portfolio represents the largest category of Synovus' total loan portfolio. Synovus' C&I loan portfolio is currently concentrated on small to middle market C&I lending disbursed throughout a diverse group of industries primarily in the Southeast and other selected areas in the United States, including health care and social assistance, real estate-related industries, retail trade, manufacturing, finance and insurance, and professional, scientific, and technical services. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are originated through Synovus' local market banking divisions and the Corporate Banking Group to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. At December 31, 2016, 40.1% of Synovus' total C&I loans represented loans for the purpose of financing owner-occupied properties. The primary source of repayment on these C&I loans is revenue generated from products or services offered by the borrower's business. The secondary source of repayment on these C&I loans is the real estate securing such loans. In accordance with Synovus' uniform lending policy, each loan undergoes a detailed underwriting process, which incorporates the uniform underwriting approach, procedures and evaluations described above. Approximately 93% of Synovus' C&I loans are secured by business assets including equipment, inventory, real estate, and other types of collateral. Total C&I loans at December 31, 2016 were $11.55 billion, or 48.4%, of the total loan portfolio.
C&I lending is a key component of Synovus' growth and diversification strategy. Synovus continues to invest in additional lending expertise in key strategic markets as well as offer enhanced products and services to its C&I customers. During the fourth quarter of 2016, $356.7 million of C&I loans were added with the acquisition of Global One. The addition of these loans through Global One aligns well with our strategy of further diversifying our loan portfolio and growing loans, as well as providing additional cross-sell opportunities through collaboration with other Synovus business units. Complementing this investment in C&I growth, Synovus' management continues to focus on streamlining and enhancing Synovus' existing product lines, especially for traditional retail, small business and professional services customers.
The Corporate Banking Group provides lending solutions to larger corporate customers and includes specialty commercial units such as loan syndications, corporate real estate, senior housing, middle market, equipment finance, and healthcare banking. These units partner with Synovus' local bankers to build relationships across the five-state footprint, as well as other selected areas in the United States. To date, loan syndications consist primarily of loans where Synovus is participating in the credit. Senior housing loans are typically extended to borrowers primarily in the assisted living, independent living, or memory care facilities sectors. Synovus has continued to develop its middle market lending program by enhancing its focus on this program and reallocating lending resources while sustaining momentum from investments made in other specialty lines such as healthcare banking. The Corporate Banking Group also originates direct loans to well-capitalized public companies and larger private companies that operate predominantly in the five-state footprint and other selected areas throughout the United States.
Commercial Real Estate Loan Portfolio
Synovus' CRE loans consist of investment property loans, residential construction and development loans, land acquisition loans, and 1-4 family perm/mini-perm loans. As is the case with Synovus' C&I loans, the CRE loans are primarily originated through Synovus Bank's local market banking divisions. Total CRE loans as of December 31, 2016 were $7.37 billion, or 30.8%, of the total loan portfolio.
Investment Property Loans
Synovus' investment property loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Synovus' investment property portfolio is well diversified by property type, geography (primarily within Synovus' market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida) and tenants. These loans are generally recourse in nature with short-term maturities (3 years or less), allowing for restructuring opportunities which reduces Synovus' overall risk exposure. The investment property loans are primarily secured by the property being financed by the loans; however, they may also be secured by real estate or other assets beyond the property being financed. Investment property loans are subject to the same uniform lending policies and procedures described above, although such loans have historically been underwritten with stressed interest rates and vacancies. All investment property loans of $1 million or more are reviewed semi-annually to more closely monitor the performance of the portfolio. Total investment property loans as of December 31, 2016 were $5.93 billion, or 24.8%, of the total loan portfolio.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. 1-4 family properties loans are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. These loans are subject to the same uniform lending policies and procedures described above. At December 31, 2016, these loans totaled $1.02 billion, or 4.3% of the total loan portfolio.

Land Acquisition Loans
Land acquisition loans are secured by land held for future development, typically in excess of one year. They have short-term maturities and are typically unamortized. These properties are substantially within the Synovus footprint and generally carry personal guarantees from the principals. They are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). These loans are generally subject to the same uniform lending policies and procedures described above. Land acquisition loans have a maximum loan-to-value limit which is aligned with regulatory requirements. At December 31, 2016, these loans were $409.5 million, or 1.7% of the total loan portfolio. Synovus is not actively seeking to originate these types of loans, due to diversification and overarching credit objectives.
Retail Loan Portfolio
Synovus' retail loan portfolio consists of a wide variety of loan products offered through its banking network as well as third-party lending partnerships, including first and second residential mortgages, home equity lines, credit card loans, home improvement loans, student loans, and other retail loans. These various types of secured and unsecured retail loans are marketed to qualifying existing customers and to other creditworthy candidates primarily in Synovus' market area. The majority of Synovus' retail loans are consumer mortgages secured by first and second liens on residential real estate primarily located in the markets served by Synovus. Total retail loans as of December 31, 2016 were $4.96 billion, or 20.8%, of the total loan portfolio.
In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that is proportional to the size and complexity of the lending relationship. Retail loans are subject to the same uniform lending policies referenced above and consist primarily of loans with strong borrower credit scores (weighted average FICO scores within the retail residential real estate portfolio were 768 (HELOCs) and 773 (Consumer Mortgages) at December 31, 2016, conservative debt-to-income ratios (average HELOCs debt-to-income ratio of 31.7% at December 31, 2016), utilization rates (total amount outstanding as a percentage of total available lines) of 58.3% at December 31, 2016 and loan-to-value ratios based upon prudent guidelines to ensure consistency with Synovus' overall risk philosophy. At December 31, 2016 , 36% of our home equity lines balances were secured by a first lien while 64% were secured by a second lien. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.
Mortgage Banking
Synovus offers various types of fixed-rate and adjustable-rate loans for the purpose of purchasing, refinancing or constructing residential properties. Synovus originated $1.38 billion in residential mortgage loans in 2016. The majority of the originated loans are conforming mortgage loans for owner-occupied properties. Conforming loans are loans that are underwritten in accordance with the underwriting standards set forth by government sponsored entities such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These loans are generally collateralized by 1-4 family residential real estate properties and are made to borrowers in good credit standing.
The majority of mortgage loans originated by Synovus are sold to third-party purchasers on a servicing released basis, without recourse or continuing involvement. Each purchaser of our mortgage loans has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require Synovus to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, Synovus has obligations to either repurchase the loan for the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan. Repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. Additionally, foreclosure activity in the home equity and consumer mortgage loan portfolios has been low.
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
Monitoring of Collateral
Synovus' loan portfolio and the collateral securing such loans is predominantly located in a five state footprint consisting of Georgia, Florida, South Carolina, Alabama, and Tennessee. C&I loans represent 48.4% of the total loan portfolio at December 31, 2016. These loans are predominantly secured by owner-occupied and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, time deposits, and cash surrender value of life insurance. Total CRE loans represent 30.8% of the total loan portfolio at December 31, 2016. These loans are primarily secured by commercial real estate, including 1-4 family properties, land, and investment properties. The collateral generally consists of the property being financed by the loans; however, collateral may also include real estate or other assets beyond the property being financed. Retail loans at December 31, 2016 totaled $4.96 billion, or 20.8%, of the total loan portfolio. Of this amount, $3.91 billion consists of consumer mortgages secured by first and second liens on residential real estate. Credit card loans represent $232.4 million of this amount, and these loans are generally unsecured. Other retail loans represent $818.2 million of this amount, and they are primarily secured by collateral consisting of marketable securities, automobiles, and time deposits.
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
Loan Guarantees
In addition to collateral, Synovus generally requires a guarantee from all principals on all CRE and C&I lending relationships. Specifically, Synovus generally obtains unlimited guarantees from any entity (e.g., individual, corporation, or partnership) that owns or controls 50 percent or more of the borrowing entity. Limited guarantees on a pro-rata basis are generally required for all 20 percent or more owners.
Synovus evaluates the financial ability of a guarantor through an evaluation of the guarantor’s current financial statements, income tax returns for the two most recent years, as well as financial information regarding a guarantor’s business or related interests. In addition, to validate the support that a guarantor provides relating to a CRE loan, Synovus analyzes substantial assets owned by the guarantor to ensure that the guarantor has the necessary ownership interest and control over these assets to convert to cash and the global cash flow of the guarantor. With certain limited exceptions, Synovus seeks performance under guarantees in the event of a borrower’s default.
Unsecured Loans
At December 31, 2016, Synovus had unsecured loans totaling $1.46 billion, which represents approximately 6% of total loans. This segment of our portfolio includes approximately $799 million in commercial loans to borrowers that are primarily in the manufacturing, insurance, financial services, utilities, and religious organization sectors.

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
See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Quality” and "Part I - Item 1A. Risk Factors - Our allowance for loan losses may not cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations." of this Report for further discussion.
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
Our investment strategy focuses on the use of the investment securities portfolio to generate interest income and to assist in the management of interest rate risk. Synovus also utilizes a significant portion of its investment portfolio to secure certain deposits and other liabilities requiring collateralization. At December 31, 2016, $2.04 billion of these investment securities were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements. The investment securities portfolio consists primarily of mortgage-backed securities issued by U.S. government agencies and U.S. GSEs, both of which have a high degree of liquidity and limited credit risk. A mortgage-backed security depends on the underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. At December 31, 2016, all of the collateralized mortgage obligations and mortgage-backed pass-through securities held by Synovus were issued or backed by federal agencies or GSEs.
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

Deposits
Deposits provide the most significant funding source for Synovus' interest earning assets and remain a strength of Synovus' business. Deposits are attracted principally from customers within Synovus' retail branch network through the offering of a broad array of deposit products to individuals and businesses, including non-interest bearing demand deposit accounts, interest-bearing demand deposit accounts, savings accounts, money market deposit accounts, and time deposit accounts. Synovus also utilizes brokered deposits as a funding source in addition to deposits attracted through its retail branch network. Terms vary among deposit products with respect to commitment periods, minimum balances, and applicable fees. Interest paid on deposits represents the largest component of Synovus' interest expense. Interest rates offered on interest-bearing deposits are determined based on a number of factors, including, but not limited to, (1) interest rates offered in local markets by competitors, (2) current and expected economic conditions, (3) anticipated future interest rates, (4) the expected amount and timing of funding needs, and (5) the availability and cost of alternative funding sources. Customer deposits are attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of the overall customer relationship and provide a strong foundation for providing other needs based solutions to our customers.
See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits” of this Report for further information.
Borrowed Funds and Non-Deposit Liquidity
Synovus' ability to borrow funds from non-deposit sources provides additional flexibility in meeting the liquidity needs of Synovus. Synovus generates non-deposit liquidity through scheduled payments and prepayments of loans and investment securities and access to sources of funds other than deposits. Synovus Bank has the capacity to access funding through its membership in the FHLB. At December 31, 2016, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company level for various operating needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our common stock and preferred stock, share repurchases and payment of general corporate expenses. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and the Federal Reserve Board.
During 2014, Synovus Bank made upstream cash distributions to the Parent Company totaling $182.0 million including cash dividends of $90.6 million. During 2015, Synovus Bank made upstream cash distributions to the Parent Company totaling $225.0 million including cash dividends of $199.9 million. During 2016, Synovus Bank made upstream cash dividends of $325 million to the Parent Company. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, GA DBF rules and related statutes contain limitations on payments of dividends by Synovus Bank without the approval of the GA DBF. See “Part I - Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results.”
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I – Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results."
Enterprise Risk Management
As a financial services organization, Synovus accepts a certain degree of risk with each business decision it makes. Risk management does not eliminate risk, but seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. Understanding our risks and managing them appropriately can enhance our ability to make better decisions, deliver on objectives, and improve performance. The enterprise risk framework has been established within Synovus, which begins with the Board of Directors, working primarily with the Risk Committee of the Board. The Risk Committee fulfills the overarching oversight role for the risk management process, including approving risk tolerance levels and risk policies and limits, monitoring key and emerging risks, and reviewing risk assessments. In addition, oversight of certain risk is allocated to all other committees of the Board who meet regularly and report to the Board.
The Chief Risk Officer reports to the Chief Executive Officer and provides overall vision, direction and leadership regarding the enterprise risk management framework. The framework includes an Executive Risk Committee, chaired by the Chief Risk Officer, and various management risk committees. Executive Risk Committee membership includes all Synovus' corporate executive officers and the Senior Director of Enterprise Risk, and the committee provides management oversight of the Enterprise

Risk Program. Management risk committees are responsible for effective risk measurement, management and reporting of their respective risk categories. The Chief Risk Officer is an active member of each of the management risk committees.

•ALCO -Interest Rate/Market Risk and Liquidity Risk
•Credit Risk Committee - Credit Risk
•Regulatory Compliance Risk Committee - Compliance Risk
•Operational Risk Committee - Operational Risk
•Executive Risk Committee - All risks including Strategic Risk, Reputational Risk and Litigation Risk

Management believes that Synovus' primary risk exposures are operational, regulatory compliance, credit, liquidity, and strategic risk. Operational risk arises from the potential that inadequate information systems, operational problems, inadequate or failed internal controls, human error, fraud, security breaches such as cyber-attacks, or external events will result in unexpected losses. Compliance risk arises from nonconformance with laws, rules, and regulations that apply to the financial services industry and exposes the Company to monetary penalties, enforcement actions, or other sanctions. Credit risk is risk of loss arising from our borrowers' or counterparties' inability to meet the financial terms of any contract with the Company, or other failure to perform as agreed. Liquidity risk arises from an inability of the Company to meet current or future obligations when they come due without incurring unacceptable losses. Strategic risk arises from threats to long-term growth and strategic direction such as the ability to meet competitive challenges, attract and retain customers and team members, keep pace with technological changes, and develop new products and services.
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
The Regional Credit function reports to the Chief Credit Officer, providing independence from the line of business. Regional Credit manages credit activities within each region, underwriting borrowing relationships over certain dollar thresholds, managing small business accounts, jointly approving loans for amounts greater than the banking division's lending authority, and evaluating loan administration processes.
Synovus maintains a centralized Retail Lending Center where consumer loans are centrally processed, scored, and analyzed. This structure enhances the control environment, drives efficiencies, and provides a more consistent overall customer experience.
Synovus has established the ALL Oversight Council to review and approve the adequacy of the allowance for loan losses and the ALL methodology. The Council includes the Chief Risk Officer, Chief Credit Officer, Chief Financial Officer, and other senior management. The Council meets at least quarterly and considers enhancements and refinements to the ALL process and models in light of new and other relevant information. The allowance adequacy and the ALL methodology are reviewed by the Audit Committee of the Board of Directors at least quarterly. The Model Risk Management function reviews the ALL models on an annual basis and prior to implementation of model changes.
Regulatory Compliance Risk
Compliance laws, rules and standards generally cover matters such as observing proper standards of market conduct, managing conflicts of interest, treating customers fairly, and ensuring the suitability of customer advice. They also include basic prudential banking requirements and specific areas such as the prevention of money laundering and terrorist financing.

The Regulatory Compliance Risk Committee was created to assist the Board and management in overseeing the management of overall compliance risk, developing and implementing policy, and ensuring that compliance issues are resolved effectively and expeditiously. The Committee is made up of senior management from the business lines, risk management, legal, human resources, and compliance functions and specifically provides oversight for the Corporate Compliance Policy and Programs, including UDAAP, Fair Lending, and BSA/AML Policy and Programs and customer complaint management throughout the Company. Written policies contain the principles to be followed by management and staff of the banking divisions, subsidiaries and business lines throughout the Company and explain and direct the processes by which risks are identified and managed. The individual policies guide the Company's compliance functions and provide for monitoring, training, and risk assessments.
Operational Risk
Synovus aims to minimize and mitigate unexpected loss through a proactive and structured approach to operational risk management. The Operational Risk Committee provides oversight of the operational risk function, maintaining effective processes to assess, monitor and mitigate operational risk. Specific responsibilities include providing a forum for addressing operational issues that require collaboration of multiple operational groups, reviewing significant operational risk exposures and remediation strategies, and reviewing risk metrics for ongoing pertinence to the risk management framework.
Business units are responsible for identifying and reporting operational risks that require resolution, participating in risk assessments, responding to changes in risk metrics and implementing corrective actions and new risk solutions.
Executive Risk Committee
The Executive Risk Committee oversees the Enterprise Risk Program, policies and the framework, monitors key and emerging risks, and evaluates the effectiveness of action plans to address key risks and issues. The Committee recommends capital actions, evaluates and vets stress testing results, including stress scenarios, and reviews new and modified products. In addition, the Committee establishes and recommends to the Board for approval the risk appetite and risk tolerance levels.
Competition
The financial services industry is highly competitive and could become more competitive as a result of recent and ongoing legislative, regulatory and technological changes, and continued consolidation and economic turmoil within the financial services industry. Our bank subsidiary and wholly-owned non-bank subsidiaries compete actively with national and state banks, savings and loan associations and credit unions and other nonbank financial intermediaries, including securities brokers and dealers, investment advisory firms, mortgage companies, insurance companies, trust companies, finance companies, leasing companies, mortgage companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other financial services. In addition, competition from nontraditional banking institutions, often known as FinTech, continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The ability of such non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. These competitors have been successful in developing products that are in direct competition with or are alternatives to the banking services offered by traditional banking institutions. Our ability to deliver strong financial performance will depend in part on our ability to expand the scope of, and effectively deliver, products and services, which will allow us to meet the changing needs of our customers. However, we often compete with much larger national and regional banks that have more resources than we do to deliver new products and services and introduce new technology to enhance the customer experience. See "Part I - Item 1A. Risk Factors - Competition in the financial services industry may adversely affect our future earnings and growth."
As of December 31, 2016, we were the second largest bank holding company headquartered in Georgia based on assets. Customers for financial services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. We continue to be pleased with the traction we have in most of our key markets, as well as overall markets, based on FDIC-insured institutions as of June 30, 2016 with customer deposits growing 6% over the time frame.  Over the last year, we have continued to rationalize our branch network and focused on improving the mix of our deposits, but have also largely been able to maintain and grow market share throughout our footprint.
Employees
As of December 31, 2016, Synovus had 4,436 employees compared to 4,452 employees at December 31, 2015.
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
General
Bank holding companies and financial holding companies are subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. In addition, the GA DBF, regulates holding companies that own Georgia-chartered banks under the bank holding company laws of the State of Georgia. Synovus Bank, which became a member of the Federal Reserve System in November 2016, is also subject to supervision and regulation by the Federal Reserve Board, and by its state banking regulator, the GA DBF. Numerous other federal and state laws, as well as regulations promulgated by the Federal Reserve Board, the GA DBF, and the FDIC govern almost all aspects of the operations of Synovus Bank. Synovus Trust Company, N.A., a subsidiary of Synovus Bank that provides trust services, is organized as a national trust bank and thus is subject to supervision and regulation by the Office of the Comptroller of the Currency. Various federal and state bodies regulate and supervise our non-bank subsidiaries including our brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the SEC, the Financial Industry Regulatory Authority, federal and state banking regulators and various state regulators of insurance and brokerage activities.
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
Capital
We, and separately Synovus Bank, are required to comply with the capital adequacy standards established by the Federal Reserve Board. As a financial holding company, we, Synovus Bank, and Synovus Trust Company are each required to maintain capital levels required for a well-capitalized institution, as that term is defined under the rules of the Federal Reserve Board for us and as defined separately for Synovus Bank and Synovus Trust Company in “Prompt Corrective Action for Undercapitalization” below.
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
Through December 31, 2014, the applicable capital guidelines required us to maintain Tier 1 Capital of at least 4 percent of risk-weighted assets, Total Capital (the sum of Tier 1 Capital and Tier 2 Capital) of at least 8 percent of risk-weighted assets and Tier 1 Capital of at least 4 percent of adjusted quarterly average assets. Under this framework, Tier 1 Capital consisted principally of shareholders' equity less any amounts of disallowed deferred tax assets, goodwill, other intangible assets, non-financial equity investments, and other items that are required to be deducted by the Federal Reserve Board. Tier 2 Capital consisted principally of perpetual and trust preferred stock that was not eligible to be included as Tier 1 Capital, term subordinated debt, intermediate-term preferred stock and, subject to limitations, general allowances for loan and lease losses.
The Basel III Capital Rules made substantial changes to this framework. Among other things, the Revised Rules (1) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (2) specified that Tier 1 Capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting certain requirements, (3) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (4) expanded the scope of the deductions/adjustments from capital that apply to Synovus and other banking organizations. Under the Revised Rules, for most banking organizations, including Synovus, the most common form of “Additional Tier 1 Capital” is non-cumulative perpetual preferred stock, such as our Series C Preferred Stock, and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan losses, in each case, subject to certain specific requirements set forth in the regulation. Under the Revised Rules, certain hybrid securities, such as trust preferred securities, do not qualify as Tier 1 capital.
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
Under capital standards applicable to our 2014 results, the effects of accumulated other comprehensive income items included in shareholders’ equity under GAAP were excluded for the purposes of determining regulatory capital ratios. Under the Revised Rules, the effects of certain accumulated other comprehensive items are not excluded. However, the Revised Rules permit most banking organizations, including us and Synovus Bank, to make a one-time permanent election to continue to exclude these items. Synovus and Synovus Bank have made the permanent election to exclude accumulated other comprehensive income from regulatory capital by selecting the "opt-out" election on the March 31, 2015 Call Report and FR Y-9C; thus, Synovus and Synovus Bank will retain the same accumulated other comprehensive income treatment as under the regulatory capital rules in effect prior to January 1, 2015.
As of December 31, 2016, based on management’s interpretation of the Revised Rules, Synovus meets all capital adequacy requirements including the capital conservation buffer, under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in this Report for applicable reconciliation to GAAP measure. Regardless, complying with the Revised Rules will likely affect our operations going forward.

We are also subject to “stress testing” requirements that are designed to require banking organizations to assess the potential impact of different scenarios on their earnings, losses, and capital over a set time period, with consideration given to certain relevant factors, including the organization's condition, risks, exposures, strategies, and activities. Specifically, banking organizations with total consolidated assets of more than $10 billion but less than $50 billion, such as us and Synovus Bank, are required to conduct annual company-run stress tests, report the results to their primary federal regulator and the Federal Reserve Board, and publish a summary of the results. Among other things, these rules establish stress test methodologies, set forth the form of the report that must be submitted, and require publication of a summary of results. Under the rules, stress tests must be conducted using certain scenarios (baseline, adverse and severely adverse), which the Federal Reserve Board and the FDIC will provide each year. In addition, the rules require such organizations to begin publicly disclosing a summary of certain stress test results (i.e., results under the “severely adverse” scenario). On October 18, 2016, we disclosed a summary of our 2016 results of the stress testing process on our website.
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
Capital Ratios
Certain regulatory capital ratios for Synovus and Synovus Bank as of December 31, 2016 are shown in the following table, applying the capital rules applicable to our 2016 results.

Table 4 – Capital Ratios as of December 31, 2016
	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Synovus	Synovus Bank
CET1	4.5%	6.5%	9.96%	11.97%
Tier 1 risk-based capital ratio	6.0	8.0	10.07	11.97
Total risk-based capital ratio	8.0	10.0	12.01	12.93
Leverage ratio	4.0	5.0	8.99	10.68

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
Deposit Insurance and Assessments
Deposits at Synovus Bank are insured by the DIF, as administered by the FDIC, up to the applicable limits established by law. The Dodd-Frank Act amended the statutory regime governing the DIF. Among other things, the Dodd-Frank Act established a minimum designated reserve ratio of 1.35% of estimated insured deposits (which the FDIC has set at 2.0% each year since 2010), required that the fund reserve ratio reach 1.35% by September 30, 2020, and directed the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the Dodd-Frank Act requires the assessment base to be an amount equal to the average consolidated total assets of the insured depository institution during the assessment period, minus the sum of the average tangible equity of the insured depository institution during the assessment period and an amount the FDIC determines is necessary to establish assessments consistent with the risk-based assessment system found in the Federal Deposit Insurance Act. Under FDIC rules, banks such as Synovus Bank with at least $10 billion in assets pay a surcharge to enable the reserve ratio to reach 1.35% by December 31, 2018.
Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. As of July 1, 2016, minimum and maximum assessment rates (inclusive of possible adjustments) for institutions the size of Synovus Bank range from 3 to 30 basis points of total assets less tangible capital. The FDIC's current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution's aggregate deposits.
In addition, the FDIC collects FICO deposit assessments, which are calculated off of the assessment base described above. FICO assessments are set quarterly, and it was 0.565 (annual) basis points for all four quarters in 2016. Synovus Bank pays the deposit insurance assessment and pays the quarterly FICO assessments.

With respect to brokered deposits, an insured depository institution must be well-capitalized in order to accept, renew or roll over such deposits without FDIC clearance. An adequately capitalized insured depository institution must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits. Undercapitalized insured depository institutions generally may not accept, renew or roll over brokered deposits. See “Part II - Item 7. Management's Discussion and Analysis of FinancialCondition and Results of Operations - Deposits” of this Report for further information.
Incentive Compensation
In June 2010, the federal banking agencies issued a joint guidance on executive compensation designed to help ensure that a banking organization's incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act requires those agencies, along with the SEC, to adopt rules to require reporting of the incentive compensation and to prohibit certain compensation arrangements. The federal banking agencies and the Commission proposed such rules in April 2011. In addition, in June 2012, the SEC issued final rules to implement the Dodd-Frank Act's requirement that the Commission direct the national securities exchanges to adopt certain listing standards related to the compensation committee of a company's board of directors as well as its compensation advisers.
In 2016, the Federal Reserve and the FDIC have also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2016, these rules have not been implemented.
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
The regulators provided for a Volcker Rule conformance date of July 21, 2015. Conformance with the provisions prohibiting certain “covered funds” activities was extended by a Federal Reserve Board order that provided for an extension of the Volcker Rule conformance period for legacy ownership interests and sponsorship of covered funds until July 21, 2016. The Federal Reserve Board has granted the last available statutory extension for such covered funds activities until July 21, 2017. Further, the Federal Reserve Board permits limited exemptions, upon application, for divestiture of certain "illiquid" covered funds, for an additional period of up to 5 years beyond that date.
The Volcker Rule further restricts and limits the types of activities in which Synovus and its subsidiaries may engage. Moreover, it requires Synovus and its subsidiaries to adopt complex compliance monitoring and reporting systems in order to ensure compliance with the rule while engaging in activities that Synovus and its subsidiaries currently conduct.
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
In addition, there are a number of significant consumer protection standards that apply to functional areas of operation (rather than applying only to loan or deposit products). For example, the Federal Reserve Board has issued rules aimed at protecting consumers in connection with retail foreign exchange transactions.
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
The CFPB also has broad authority to prohibit unfair, deceptive or abusive acts and practices and to investigate and penalize financial institutions that violate this prohibition. The CFPB has begun to bring enforcement actions against certain financial institutions for UDAAP violations and issued some guidance on the topic, which provides insight into the agency’s expectations regarding these standards. Among other things, CFPB guidance and its UDAAP-related enforcement actions have emphasized that management of third-party service providers is essential to effective UDAAP compliance and that the CFPB and other regulators are particularly focused on marketing and sales practices.
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
Anti-Money Laundering; USA PATRIOT Act; Office of Foreign Assets Control
Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function, among other requirements such as obtaining beneficial ownership information for certain accounts. We are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence in dealings with foreign financial institutions and foreign customers. We also must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed in 2006.

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
Commitments to Synovus Bank
Under the Federal Reserve Board's policy and regulation, we are expected to serve as a source of financial and managerial strength to Synovus Bank and Synovus Trust Company, and to commit resources to support Synovus Bank in circumstances when we might not do so absent such policy. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary. Further, the Federal Reserve Board has discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that any such divestiture may aid the depository institution's financial condition. In addition, any loans by us to Synovus Bank would be subordinate in right of payment to depositors and to certain other indebtedness of the bank. Notably, the Dodd-Frank Act codified the Federal Reserve Board's “source of strength” doctrine. In addition to the foregoing requirements, the Dodd-Frank Act's new provisions authorize the Federal Reserve Board to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company's compliance with these obligations. The Federal Reserve Board has not yet issued rules implementing this requirement.
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
Community Reinvestment Act
The Community Reinvestment Act requires the Federal Reserve Board to evaluate the record of Synovus Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These evaluations are considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in additional requirements and limitations on the bank.
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
Debit Interchange Fees
Interchange fees, or "swipe" fees, are fees that merchants pay to credit card companies and card-issuing banks such as Synovus Bank for processing electronic payment transactions on their behalf. The maximum permissible interchange fee that a non-exempt issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, subject to an upward adjustment of 1 cent if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth buy the Federal Reserve. In addition, card issuers and networks are prohibited from entering into arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks, and allows merchants to determine transaction routing.
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
Shareholder Say-On-Pay Votes
The Dodd-Frank Act requires public companies to take shareholders' votes on proposals addressing compensation (known as say-on-pay), the frequency of a say-on-pay vote, and the golden parachutes available to executives in connection with change-in-control transactions. Public companies must give shareholders the opportunity to vote on the compensation at least every three years and the opportunity to vote on frequency at least every six years, indicating whether the say-on-pay vote should be held annually, biennially, or triennially. The first say-on-pay vote occurred at our 2010 annual shareholders meeting. The say-on-pay, the say-on-parachute and the say-on-frequency votes are explicitly nonbinding and cannot override a decision of our Board of Directors.
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
We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees and have also adopted Corporate Governance Guidelines. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our board committees, as well as information on how to contact our Board of Directors, are available in the Corporate Governance Section of our website at investor.synovus.com/govdocs. We will post any waivers of our Code of Business Conduct and Ethics granted to our directors or executive officers on our website at investor.synovus.com.
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
We operate in a highly competitive environment and our profitability and our future growth depends on our ability to compete successfully. We face pricing competition for loans and deposits and we compete for customers based on such factors as convenience, product lines, accessibility of service and service capabilities. Certain of our competitors are larger and have more resources than we do, enabling them to be more aggressive than us in competing for loans and deposits and investing in new products, technology and services. In addition, the ability of non-bank competitors to provide services previously limited to commercial banks has intensified the competition we face. These non-bank competitors are not subject to the same extensive regulations that govern us and, therefore, may be able to operate with greater flexibility and lower cost structures. This significant competition in attracting and retaining deposits and making loans as well as in providing other financial services may impact our future earnings and growth.
We may not realize the expected benefits from our efficiency and growth initiatives, which could negatively impact our future profitability.
In the current competitive banking environment, operating costs must reduce or grow much slower than overall revenue growth. In addition, we must continue to implement strategies to grow our loan portfolio and increase non-interest income in order to realize continued earnings growth and to remain competitive with the other banks in the markets we serve. Since 2010, we have implemented a series of strategic efficiency and growth initiatives to address the challenges facing us and defined strategies for expense reduction, streamlining of processes and long-term growth initiatives. While we have realized cost-savings as a result of various expense savings initiatives, there is no guarantee that these initiatives will be successful in controlling expenses in the future as a number of factors can influence our levels of expenses, many of which are beyond our control. In addition, while expense control continues to be a major focus for us, management also expects to continue to make strategic investments in technology and talent that are expected to improve our customer experience and support future growth which will require an increase in our expenditures. There can be no assurance that we will ultimately realize the anticipated benefits of our expense reduction and growth strategies, which may impair our earnings growth.
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
We may not be able to successfully implement current or future information technology system enhancements and operational initiatives, which could adversely affect our business operations and profitability.
We are investing significant resources in information technology system enhancements and operational initiatives in order to provide functionality and security at an appropriate level, to improve our operating efficiency and to streamline our customer experience. We may not be able to successfully implement and integrate such system enhancements and initiatives, which could adversely impact the ability to comply with a number of legal and regulatory requirements, which could result in sanctions from regulatory authorities. In addition, these projects could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations. Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations, could result in significant costs to remediate or replace the defective components and could impact our ability to compete. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expenses during and after implementation, and any such costs may continue for an extended period of time. As such, we cannot guarantee that the anticipated long-term benefits of these system enhancements and operational initiatives will be realized.
If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.
Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including strategic, market, credit, liquidity, operational, regulatory compliance, litigation and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. For example, the financial and credit crisis and resulting regulatory reform highlighted both the importance and some of the limitations of managing unanticipated risks. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.

Our allowance for loan losses may not cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.
We derive the most significant portion of our revenues from our lending activities. When we lend money, commit to lend money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. We estimate and maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses, which represents management's best estimate of probable credit losses that have been incurred within the existing portfolio of loans, as described under Notes 1 and 6 of Notes to Consolidated Financial Statements in this Report and under “Critical Accounting Policies - Allowance for Loan Losses” under “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Report. The allowance, in the judgment of management, is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, changes in assumptions regarding a borrower's ability to pay, changes in collateral values, risk ratings, and other factors, both within and outside of our control, may cause the allowance for loan losses to become inadequate and require an increase in the provision for loan losses.
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
Management continually monitors market conditions and economic factors throughout our footprint. If conditions were to worsen nationally, regionally or locally, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for loan losses. Furthermore, the demand for loans and our other products and services could decline. An increase in our non-performing assets and related increases in our provision for loan losses, coupled with a potential decrease in the demand for loans and our other products and services, could negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations and future growth.
Changes in interest rates may have an adverse effect on our net interest income.
Net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense that we pay on interest-bearing liabilities, is a major component of our income and our primary source of revenue from our operations. A narrowing of interest rate spreads could adversely affect our earnings and financial condition. The Federal Reserve began raising rates in late 2015 and market rates increased during 2016. While further rate increases are expected in 2017, there is no assurance that rates will increase as expected, or at all. Regional and local economic conditions, competitive pressures and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense. We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. However, changes in interest rates still may have an adverse effect on our profitability. A significant portion of our loans, including commercial real estate loans and commercial and industrial loans, bear interest at variable rates. Increases in market interest rates can have a negative impact on our business, including reducing the amount of money our customers borrow or adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, as interest rates increase, in order to compete for deposits in our primary market areas, we may have to offer more attractive interest rates to depositors, or pursue other sources of liquidity, such as wholesale funds. While we actively manage against these risks through hedging and other risk mitigation strategies, if our assumptions are wrong or overall economic conditions are significantly different that anticipated, our risk mitigation techniques may be insufficient.
Our net interest income was $899.2 million for 2016, an increase of 8.7% compared to $827.3 million for 2015. Our total loans were $23.86 billion as of December 31, 2016, an increase of 6.4% compared to $22.43 billion as of December 31, 2015. Any future decrease in loan yields or lower realized yields on investment securities could reduce our net interest income and could cause pressure on net interest income in future periods. Net interest income also may be negatively impacted by the high level of competition that we face in our primary market area. Significant reduction in our net interest income could have a material adverse impact on our capital, financial condition and results of operations.
We may not be able to attract and retain key employees, which may adversely impact our ability to successfully execute our growth strategies.
Our financial success depends upon our ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees from financial institutions and others. Moreover, as the banking industry transforms due to technological innovation, we must continually assess and manage how our talent needs change over time. In addition, our future growth and the continued diversification of our loan portfolio depends, in part, on our ability to attract and retain the right mix of well-qualified employees. If we are unable to attract and retain qualified employees, our ability to execute our business strategies may suffer and we may be required to substantially increase our overall compensation or benefits to attract and retain such employees. In June 2010, the federal banking regulators jointly issued comprehensive final guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging employees to take imprudent risks. In 2016, the federal banking regulators also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2016, these rules have not been implemented. These regulations may significantly restrict the amount, form, and context in which we pay incentive compensation and may put us at a competitive disadvantage compared to non-financial institutions in terms of attracting and retaining key employees.
The financial services market is undergoing rapid technological changes, and if we are unable to stay current with those changes, we will not be able to effectively compete.
The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success will depend, in part, on our ability to keep pace with these technological changes and to use technology to satisfy and grow customer demand for our products and services and to create additional efficiencies in our operations. We expect that we will need to make substantial investments in our technology and information systems to compete effectively and to stay current with technological changes. Some of our competitors have substantially greater resources to invest in technological improvements and will be able to invest more heavily in developing and adopting new technologies, which may put us at a competitive disadvantage. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations may be adversely affected.
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
As a large financial institution, we are under continuous threat of loss due to the velocity and sophistication of cyber-attacks. This risk continues to increase. Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. Any loss of sensitive customer data that results from attempts to breach our systems, such as account numbers and social security numbers, would present significant reputational, legal and/or regulatory costs to us. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we have been the subject of attempted hacking and cyber-attacks and there can be no assurance that we will not suffer such losses in the future.
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
We continually review the security of our IT systems and make the necessary investments to improve the resiliency of our systems and their security from attack. Nonetheless, there remains the risk that we may be materially harmed by a cyber-attack or information security breach. Attack methods continue to evolve in sophistication, velocity, and frequency and can occur from a variety of sources, such as foreign governments, hacktivists, or other well-financed entities, and may originate from less regulated and remote areas of the world. As a result, if such an attack or breach does occur, we will take reasonable and customary measures to address the situation, based on our crisis management plan; however, there can be no assurance that such measures will effectively prevent or mitigate any resulting losses.
We rely on other companies to provide key components of our business infrastructure.
Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. We have selected these third-party vendors carefully and have conducted the due diligence consistent with regulatory guidance and best practices. While we have ongoing programs to review third party vendors and assess risk, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor's ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.
Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position.
The Dodd-Frank Act brought about a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies. Key provisions of the Dodd-Frank Act that have impacted or are likely to impact our operations or the operations of Synovus Bank include:

•	Creation of the CFPB with centralized authority, including examination and enforcement authority, for consumer protection in the banking industry.

•	Limitations on federal preemption.

•
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
The 2016 national election results have introduced further uncertainty into future implementation and enforcement of the Dodd-Frank Act and other regulatory requirements applicable to the banking sector. While these developments have contributed to increased market valuations of companies in the banking and financial services industry, including our company, there is no assurance that any regulatory changes will be implemented or that benefits to our future financial performance will continue to be realized.
We could realize losses if we determine to sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets.
Distressed asset sales have been a component of our strategy to further strengthen the balance sheet, improve asset quality, and enhance earnings. We could realize future losses if the proceeds we receive upon dispositions of non-performing assets are lower than the recorded carrying value of such assets, which could adversely affect our results of operations in future periods. Accordingly, we could realize an increased level of credit costs in any period during which we determine to dispose of an increased level of distressed assets. Further, although market conditions have improved, if market conditions experience another downturn, this could negatively impact our ability to dispose of distressed assets, and may result in higher credit losses on sales of distressed assets.
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
Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions, and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses, cyber-

attacks or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. The occurrence of any of these risks may result in a diminished ability of us to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to customers, reputational damage and regulatory intervention, which may adversely affect our business, financial condition or results of operations, perhaps materially.
As an issuer of credit and debit cards we are exposed to losses in the event that holders of our cards experience fraud on their card accounts.
Our customers regularly use Synovus-issued credit and debit cards to pay for transactions with retailers and other businesses. There is the risk of data security breaches at these retailers and other businesses that could result in the misappropriation of our customers’ credit and debit card information. When our customers use Synovus-issued cards to make purchases from those businesses, card account information is provided to the business. If the business’s systems that process or store card account information are subject to a data security breach, holders of our cards who have made purchases from that business may experience fraud on their card accounts. While we expect that the rollout of EMV-enabled credit and debit cards will have a positive impact on fraudulent transactions, we may nonetheless suffer losses associated with reimbursing our customers for fraudulent transactions on customers’ card accounts, as well as for other costs related to data security compromise events, such as replacing cards associated with compromised card accounts. In addition, we provide card transaction processing services to some merchant customers under agreements we have with payment networks such as Visa and MasterCard. Under these agreements, we may be responsible for certain losses and penalties if one of our merchant customers suffers a data security breach.
In the last several years, a number of large retailers suffered substantial data security breaches compromising millions of credit and debit card accounts. To date, our losses and costs related to these breaches have not been material, but other similar events in the future could be more significant to us.
If we pursue acquisitions in the future as part of our growth strategy, we may not be able to complete such acquisitions or successfully integrate bank or nonbank acquisitions into our existing operations.
While we have historically grown by acquisition, we curtailed our acquisition strategy following the economic downturn. As we have returned to profitability, we have begun to pursue and complete acquisitions of bank or non-bank operations as a growth strategy. However, we may not be successful in identifying suitable acquisition candidates, and even if we identify such candidates, we may not be successful in completing such acquisitions on favorable terms, if at all.
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
In addition, we must generally satisfy a number of meaningful conditions before we can complete an acquisition of another bank or BHC, including federal and/or state regulatory approvals. Also, under the Dodd-Frank Act, U.S. regulators must take systemic risk into account when evaluating whether to approve a potential acquisition transaction. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted, if at all.
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
Effective January 1, 2015, the regulatory capital framework changed for us in important respects as a result of the new rules implementing the Dodd-Frank Act and a separate, international regulatory capital initiative known as “Basel III” (collectively, the “Basel III Capital Rules”). Among other things, the Basel III Capital Rules raised the minimum thresholds for required capital and revised certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum thresholds. The Basel III Capital Rules also introduced a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to the required minimum CET1, Tier 1 and Total Capital ratios identified above. The “capital conservation buffer,” which must consist entirely of CET1, is designed to absorb losses during periods of economic stress. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased-in over a three-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). At January 1, 2017, the buffer was increased to 1.25%. In 2016, we repurchased $124.7 million in outstanding subordinated notes that mature in 2017 in conjunction with a cash tender offer. In the fourth quarter of 2016, we completed the repurchase of $300 million of capital stock under our previously announced share repurchase program. As a result and as of December 31, 2016, our CET1 ratio under Basel III was 9.51% on a fully phased-in basis, which is in excess of the minimum common equity and additional conservation buffer stipulated by the Basel III Capital Rules. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
We and Synovus Bank are also subject to stress testing requirements, including public disclosures of certain results. The results of such stress testing may require us to take certain actions to improve our capital position. See “Part I - Item 1. Business - Supervision, Regulation and Other Factors” of this Report for further information.
Moreover, federal bank regulators have issued a series of guidance and rulemakings applicable to large banks. While many of these do not currently apply to us due to our asset size, these issuances could impact industry capital standards and practices in many potentially unforeseeable ways.
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
Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results.
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
In general, the amount, type and cost of our funding, including from other financial institutions, the capital markets and deposits, directly impacts our costs of operating our business and growing our assets and can therefore positively or negatively affect our financial results. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, a downgrade in our credit ratings, financial results, changes within our organization, specific events that adversely impact our reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our assets, the corporate and regulatory structure, interest rate fluctuations, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. Also, we compete for funding with other banks and similar companies, many of which are substantially larger, and have more capital and other resources than we do. In addition, as some of these competitors consolidate with other financial institutions, these advantages may increase. Competition from these institutions may increase the cost of funds.
In addition to bank level liquidity management, we must manage liquidity at the Parent Company for various needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our common stock and preferred stock and share repurchases. The primary source of liquidity for us consists of dividends from Synovus Bank which are governed by certain rules and regulations of our supervising agencies. During 2015, Synovus Bank made upstream cash distributions to the Parent Company totaling $225.0 million including cash dividends of $199.9 million. During 2016, Synovus Bank made upstream cash dividends to the Parent Company totaling $325.0 million. On January 31, 2017, Synovus Bank paid an upstream cash dividend of $100.0 million to the Parent Company. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, GA DBF rules and related statutes contain additional restrictions on payments of dividends by Synovus Bank. In particular, the Georgia Financial Institutions Code contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings and under other circumstances without the approval of the GA DBF. As a result of these restrictions, Synovus Bank may be required to seek approval from the GA DBF to pay dividends. See “Part I - Item 1A. Risk Factors - We may not be able to generate sufficient cash to service all of our debt and repay maturing debt obligations.” of this Report. See "Part I - Item 1. Business - Supervision, Regulatory and Other Factors - Dividends" of this Report for further information. Synovus expects that it will receive additional dividends from Synovus Bank in 2017. If Synovus does not receive dividends from Synovus Bank in 2017 at the levels anticipated, its liquidity could be adversely affected and it may not be able to continue to execute its current capital plan to return capital to its shareholders. In addition to dividends from Synovus Bank, we have historically had access to a number of alternative sources of liquidity, including the capital markets, but there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. If our access to these traditional and alternative sources of liquidity is diminished or only available on unfavorable terms, then our overall liquidity and financial condition will be adversely affected.
If Synovus Bank is unable to grow its deposits, it may be subject to paying higher funding costs.
The total amount that we pay for funding costs is dependent, in part, on Synovus Bank’s ability to grow its deposits. If Synovus Bank is unable to sufficiently grow its deposits to meet liquidity needs, it may be subject to paying higher funding costs to meet these liquidity needs. Synovus Bank competes with banks and other financial services companies for deposits. If competitors raise the rates they pay on deposits, Synovus Bank’s funding costs may increase, either because Synovus Bank raises rates to avoid losing deposits or because Synovus Bank loses deposits and must rely on more expensive sources of funding. Higher funding costs reduce our net interest margin and net interest income. Synovus Bank’s customers could withdraw their deposits in favor of alternative investments, causing Synovus Bank to lose a lower cost source of funding. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff.
We may not be able to generate sufficient cash to service all of our debt and repay maturing debt obligations.
As of December 31, 2016, we and our consolidated subsidiaries had $2.16 billion of long-term debt outstanding. Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our debt, to refinance our debt or to fund capital expenditures will depend on our future financial and operating performance and our ability to maintain adequate liquidity. Prevailing economic conditions (including interest rates), regulatory constraints, including, among other things, on distributions to us from our subsidiaries and required capital levels with respect to our subsidiary bank and financial subsidiaries, business and other factors, many of which are beyond our control, may also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity, and we may not be able to refinance any of our debt when needed on commercially reasonable terms or at all. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay investments in our business, sell assets, seek to obtain additional equity or debt financing or restructure our debt on terms that may not be favorable to us.
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
Synovus Mortgage sells the majority of all the mortgage loans that it originates. While the loans are sold without recourse, the purchase agreements require Synovus Mortgage to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that loans sold were in breach of these representations or warranties, Synovus Mortgage has obligations to either repurchase the loan for the amount of the unpaid principal balance and related investor fees or make the purchaser whole for any economic losses associated with the loan. In addition, the Dodd-Frank Act contains provisions designed to address perceived deficiencies in the residential mortgage loan origination and underwriting process, in part by creating new documentation requirements and underwriting criteria. If Synovus and Synovus Mortgage fail to take steps to ensure and document that each borrower has the capacity and the ability to repay their loans, their potential liability to these customers will increase.
Repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. The total accrued liability related to mortgage repurchase claims was $2.3 million and $3.2 million at December 31, 2016 and 2015, respectively.
Our current tax position, including the realization of our deferred tax assets in the future, could be subject to potential legislative, administrative or judicial changes or interpretations, which could adversely affect our operating results.
Comprehensive tax reform being proposed by the President and Congress, including current proposals to lower the federal corporate income tax rate could significantly impact our tax position in the future, resulting in a reduction to our deferred tax asset balance and a corresponding one-time, non-cash increase in income tax expense.  Because Synovus had $395.4 million in net deferred tax assets as of December 31, 2016, $218.3 million of which is disallowed when calculating regulatory capital, a reduction in our deferred tax asset balance and a corresponding increase in our income tax expense could have a material impact on our results of operations when enacted. In addition, future tax reform could impact our operating results in a number of other ways. We are unable to predict whether any of these changes or proposals will be enacted.  See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Tax Expense” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 24 - Income Taxes" in this Report for further information.
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
In April 2010, we adopted a Rights Plan, which was approved by our shareholders in April 2011 at our 2011 annual meeting. In April 2013, our Board extended the Rights Plan to April 26, 2016, with shareholder ratification in April 2014 at our 2014 annual meeting. Prior to its expiration in 2016, the Board determined to amend the expiration of the Rights Plan to the close of business on April 29, 2019. We presently intend to seek shareholder ratification of the amendment to the Rights Plan at our 2017 annual meeting. The Rights Plan provides an economic disincentive for any one person or group acting in concert to become an owner, for relevant tax purposes, of 5% or more of our stock and is intended to protect our NOLs from the potential negative consequence of an ownership change as defined under Section 382 of the Code.
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
We may be involved from time to time in a variety of litigation, investigations, inquiries or similar matters arising out of our business, including those described in “Part I - Item 3. Legal Proceedings” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 21 - Legal Proceedings" of this Report. Synovus cannot predict the outcome of these or any other legal matters. We establish reserves for legal claims when payments associated with the claims become probable and the losses can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. For those legal matters where the amounts associated with the claims are not probable and the costs cannot be reasonably estimated, Synovus estimates a range of reasonably possible losses. As of December 31, 2016, Synovus' management currently estimates the aggregate range of reasonably possible losses resulting from our outstanding litigation, including, without limitation, the matters described in this Report is from zero to $12.0 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to us, and the actual losses could prove to be higher. As there are further developments in these legal matters, we will reassess these matters and the estimated range of reasonably possible losses may change as a result of this assessment. In addition, in the future, we may need to record additional litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management's attention and other resources away from our business.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE.

ITEM 2. PROPERTIES
We and our subsidiaries own or lease all of the real property and/or buildings in which we operate our business. All of such buildings are in a good state of repair.
As of December 31, 2016, we and our subsidiaries owned 210 facilities encompassing approximately 2,001,747 square feet and leased from third parties 96 facilities encompassing approximately 1,028,423 square feet. The owned and leased facilities are primarily comprised of office space from which we conduct our business in our headquarters in Columbus, Georgia and throughout our footprint. See Table 2 for a list of bank branches by state. The following table provides additional information with respect to our leased facilities:

Table 5 - Properties
Square Footage	Number of Locations	Average Square Footage
Under 3,000	15	1,565
3,000 – 9,999	58	4,850
10,000 – 18,999	7	13,205
19,000 – 30,000	8	25,101
Over 30,000	8	53,804

See "Part II - Item 8. Financial Statements and Supplementary Data - Note 8 - Premises and Equipment" of this Report for further information.
ITEM 3. LEGAL PROCEEDINGS
Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. Synovus, like many other financial institutions, has been the target of numerous legal actions and other proceedings asserting claims for damages and related relief for losses. These actions include claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including putative class action matters. In addition to actual damages if Synovus does not prevail in asserted legal actions, credit-related litigation could result in additional write-downs or charge-offs of loans, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off were to occur.
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
ITEM 4. MINE SAFETY DISCLOSURES
NOT APPLICABLE.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
Shares of our common stock are traded on the NYSE under the symbol “SNV.” On February 24, 2017, the closing price per share of our common stock as quoted, at the end of regular trading, on the NYSE was $42.23.
Market and Stock Price Information
The table below sets forth the high and low sales prices of our common stock during the years ended December 31, 2016 and December 31, 2015 as reported on the NYSE.

Table 6 – Stock Price Information
	High	Low
2016
Quarter ended December 31, 2016	$41.83	31.41
Quarter ended September 30, 2016	33.59	27.26
Quarter ended June 30, 2016	32.55	27.61
Quarter ended March 31, 2016	32.01	25.48

2015
Quarter ended December 31, 2015	$33.68	28.55
Quarter ended September 30, 2015	32.52	27.30
Quarter ended June 30, 2015	31.43	27.32
Quarter ended March 31, 2015	28.84	24.41

As of February 24, 2017, there were 122,349,767 shares of Synovus common stock issued and outstanding and 14,063 shareholders of record of Synovus common stock, some of which are holders in nominee name for the benefit of a number of different shareholders.
Dividends
The table below sets forth information regarding dividends declared on our common stock during the periods set forth below.

Table 7 – Dividends
	Date Paid to Shareholders	Per Share Amount
2016
Quarter ended December 31, 2016	January 2, 2017	$0.12
Quarter ended September 30, 2016	October 3, 2016	0.12
Quarter ended June 30, 2016	July 1, 2016	0.12
Quarter ended March 31, 2016	April 1, 2016	0.12

2015
Quarter ended December 31, 2015	January 4, 2016	$0.12
Quarter ended September 30, 2015	October 1, 2015	0.10
Quarter ended June 30, 2015	July 1, 2015	0.10
Quarter ended March 31, 2015	April 1, 2015	0.10

During both 2016 and 2015, Synovus paid dividends of $10.2 million on its Series C Preferred Stock.

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
Synovus' ability to pay dividends is partially dependent upon dividends and distributions that it receives from Synovus Bank and its non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities. During 2015, Synovus Bank made upstream cash distributions to the Parent Company totaling $225.0 million including cash dividends of $199.9 million. During 2016, Synovus Bank made upstream cash dividends to the Parent Company totaling $325.0 million. On January 31, 2017, Synovus Bank paid an upstream cash dividend of $100.0 million to the Parent Company. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, GA DBF rules and related statutes contain limitations on payments of dividends by Synovus Bank without the approval of the GA DBF. See "Part I - Item 1. Business - Supervision, Regulation and Other Factors - Dividends" of this Report for further information. Synovus is also subject to contractual restrictions that limit its ability to pay dividends if there is an event of default under such contract. Synovus in the future may become subject to additional supervisory actions and/or enhanced regulation that could have a material negative effect on business, operating flexibility, financial condition, and the value of our common stock and preferred stock.
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

Stock Performance Graph
The following graph compares the yearly percentage change in cumulative shareholder return on Synovus stock with the cumulative total return of the Standard & Poor's 500 Index and the KBW Regional Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2011 and reinvestment of all dividends).

Table 8 - Stock Performance
	2011	2012	2013	2014	2015	2016
Synovus	$100	177.19	263.83	287.20	348.12	441.65
Standard & Poor's 500 Index	100	113.41	146.98	163.72	162.53	178.02
KBW Regional Bank Index	100	130.22	175.88	188.57	208.08	282.40

Issuer Purchases of Equity Securities
On October 21, 2014, Synovus announced a $250 million share repurchase program, which expired on October 23, 2015 and was completed prior to its expiration. Following the expiration of the 2014 share repurchase program, Synovus' Board of Directors authorized a new $300 million share repurchase program to be completed over the next 15 month period. This program was announced on October 20, 2015 and completed during the fourth quarter of 2016. The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2016, all of which were made under the $300 million share repurchase program.
Effective September 29, 2016, Synovus entered into an ASR to repurchase the remaining $50.0 million of Synovus common stock under the share repurchase program, and repurchased 1.2 million shares at an initial average price of $31.87. In total, the average repurchase price pursuant to the ASR was $36.13.

Table 9 - Share Repurchases	Total Number of Shares Repurchased		Average Price Paid per Share		Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(in thousands, except per share data)
October 2016	—				—	$10,582	(1)
November 2016	—				—	$10,582	(1)
December 2016	147	(1)		(2)	147	$—
Total	147				147	$—

(1) The approximate dollar value of shares that may yet be purchased in October and November 2016 and the total number of shares repurchased in December 2016 reflected the aggregate value of and number of shares of the stock that was held back by the counterparty to the ASR pending final settlement of the ASR that occurred in December 2016.
(2) The average price paid per share has been left blank as the 147 thousand shares repurchased in December 2016 as part of the final settlement of the ASR were included in the pool of shares purchased upon entry into the ASR in the third quarter of 2016.
Following the expiration of the $300 million share repurchase program, the Board of Directors authorized a new $200 million share repurchase program that will expire at the end of 2017. This new program was announced on January 17, 2017.

ITEM 6. SELECTED FINANCIAL DATA

Table 10 - Selected Financial Data	Years Ended December 31,
(dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Income Statement
Total revenues(1)	$1,166,363	1,092,469	1,080,057	1,060,818	1,128,941
Net interest income	899,180	827,318	819,284	810,192	854,117
Provision for loan losses	28,000	19,010	33,831	69,598	320,369
Non-interest income	273,194	267,920	262,104	253,571	313,966
Non-interest income excluding net investment securities gains	267,183	265,151	260,773	250,626	274,824
Non-interest expense	755,923	717,655	744,998	741,537	816,237
Net income(2)	246,784	226,082	195,249	159,383	830,209
Dividends and accretion of discount on preferred stock	10,238	10,238	10,238	40,830	58,703
Net income available to common shareholders(2)	236,546	215,844	185,011	118,553	771,506
Per share data
Net income per common share, basic(2)	1.90	1.63	1.34	0.93	6.87
Net income per common share, diluted(2)	1.89	1.62	1.33	0.88	5.93
Cash dividends declared per common share	0.48	0.42	0.31	0.28	0.28
Book value per common share	22.92	22.19	21.42	20.32	23.25
Balance Sheet
Investment securities available for sale	3,718,195	3,587,818	3,041,406	3,199,358	2,981,112
Loans, net of deferred fees and costs	23,856,391	22,429,565	21,097,699	20,057,798	19,541,690
Total assets	30,104,002	28,792,653	27,050,237	26,200,205	26,757,940
Deposits	24,648,060	23,242,661	21,531,700	20,876,790	21,057,044
Long-term debt	2,160,881	2,186,893	2,139,325	2,031,742	1,724,382
Total shareholders’ equity	2,927,924	3,000,196	3,041,270	2,948,985	3,569,431
Performance ratios and other data
Return on average assets	0.84%	0.80	0.74	0.61	3.15
Return on average equity	8.40	7.49	6.45	4.84	29.04
Net interest margin	3.27	3.19	3.38	3.40	3.50
Dividend payout ratio(3)	25.38	25.93	23.13	30.77	4.71
Total shareholders' equity to total assets ratio	9.73	10.42	11.24	11.25	13.34
Tangible common equity to tangible assets ratio(4)	9.09	9.90	10.69	10.68	9.66
Weighted average common shares outstanding, basic	124,389	132,423	138,495	127,495	112,352
Weighted average common shares outstanding, diluted	125,078	133,201	139,154	134,226	130,015

(1)	Consists of net interest income and non-interest income excluding net investment securities gains.
(2) The year ended December 31, 2012 reflects a $796.3 million income tax benefit due primarily to the reversal of a deferred tax asset valuation allowance.
(3) Determined by dividing cash dividends declared per common share by diluted net income per share.
(4) See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for applicable reconciliation to GAAP measure.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary
The following financial review provides a discussion of Synovus' financial condition, changes in financial condition, and results of operations as well as a summary of Synovus' critical accounting policies. This section should be read in conjunction with the audited consolidated financial statements and accompanying notes included in "Part II - Item 8. Financial Statements and Supplementary Data" of this Report.
Overview of 2016 Financial Results
Net income available to common shareholders was $236.5 million, or $1.89 per diluted common share for the year ended December 31, 2016, an increase of 9.6% and 16.7%, respectively, compared to net income available to common shareholders of $215.8 million, or $1.62 per diluted common share for the year ended December 31, 2015.
Total revenues were $1.17 billion for the year ended December 31, 2016, an increase of $73.9 million or 6.8% from 2015, with net interest income and non-interest income excluding net investment securities gains growing 8.7% and 0.8%, respectively, from the prior year. Net interest income was $899.2 million for the year ended December 31, 2016, up $71.9 million, or 8.7%, compared to the year ended December 31, 2015. The net interest margin was 3.27% for 2016, an increase of 8 basis points from 2015. The yield on earning assets increased 8 basis points to 3.72% and the effective cost of funds was unchanged at 0.45%. The yield on loans was 4.14%, an increase of 1 basis point over 2015.
Total non-interest income was $273.2 million for the year ended December 31, 2016, an increase of $5.3 million, or 2.0%, compared to the prior year. Non-interest income excluding net investment securities gains was $267.2 million, an increase of $2.0 million, or 0.8%, compared to the year ended December 31, 2015. Total non-interest expense of $755.9 million increased $38.3 million, or 5.3%, during the year ended December 31, 2016 while adjusted non-interest expense increased by $23.4 million, or 3.3%, to $732.5 million. Employment expense of $402.0 million was up $21.1 million compared to 2015 reflecting annual salary increases and higher commissions and incentive compensation. The efficiency ratio and adjusted efficiency ratio for 2016 were 64.74% and 61.06%, respectively, both showing an 87 basis points improvement from 2015. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
2016 results reflect continued broad-based improvement in credit quality as total non-performing assets declined 18.4% to $175.7 million at December 31, 2016. The NPA ratio was 0.74% as of December 31, 2016, down 22 basis points from December 31, 2015. The NPL ratio declined to 0.64% at December 31, 2016 from 0.75% at December 31, 2015. ORE was $22.3 million at December 31, 2016, down $24.7 million or 52.6% from $47.0 million at December 31, 2015. Net charge-offs remained low at $28.7 million, or only 0.12% of average loans, down 1 basis point from 2015. Total past due loans over 90 days were only 0.01% at both December 31, 2016 and December 31, 2015. Provision expense was $28.0 million in 2016 compared to $19.0 million in 2015. The allowance for loan losses at December 31, 2016 was $251.8 million, or 1.06% of loans, representing a $738 thousand decline compared to December 31, 2015.
Results for the year ended December 31, 2016 included restructuring charges of $8.3 million with $5.3 million related to continued corporate real estate optimization activities. Synovus continues to evaluate its branch network while deploying additional digital and online capabilities to increase convenience for customers while lowering transaction costs, and identified and closed nine branches during the year ended December 31, 2016. Asset impairment charges associated with branch closures identified during 2016 totaled $2.8 million.
Total loans at December 31, 2016 were $23.86 billion, a $1.43 billion, or 6.4%, increase from a year ago. Loan growth was driven by a $779.8 million, or 7.2%, increase in C&I loans including $356.7 million from Synovus' Global One acquisition as well as organic, direct loan originations, a $671.7 million, or 15.6%, increase in retail loans with our lending partnerships portfolio growing $393.7 million and our consumer mortgages increasing by $357.9 million, or 18.5%. With the objective of portfolio diversification, CRE loans declined slightly by $28.8 million, or 0.4%; investment properties loans grew by $181.0 million, or 3.1%, and non-strategic 1-4 family properties and land acquisition loans declined by $105.3 million, or 9.3%, and $104.4 million, or 20.3%, respectively.
Total deposits increased $1.41 billion, or 6.0%, from 2015 to $24.65 billion at December 31, 2016. Total average deposits increased $1.33 billion, or 5.9%, from 2015 to $23.88 billion in 2016. Average core transaction deposit accounts increased $1.44 billion, or 9.2%, from 2015 to $17.13 billion in 2016, driven by an increase in money market and non-interest bearing demand deposits as well as growth in interest bearing demand deposits and savings deposits. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.

During January 2016, Synovus repurchased $124.7 million of the 2017 notes in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. 2016 results include a $4.7 million pre-tax loss relating to this tender offer.
During 2016, Synovus maintained strong capital while continuing to optimize capital levels. The Company returned over $322 million to common shareholders, with repurchases of $262.9 million in common stock and common stock dividends of $59.4 million. Additionally, common shares outstanding declined 5.6% from 2015 and book value per common share increased 3.3% to $22.92 at December 31, 2016. During the fourth quarter of 2016, the Board of Directors authorized a new share repurchase program of up to $200 million to be completed during 2017, and approved a 25% increase in the quarterly common stock dividend to $0.15 per share, effective with the quarterly dividend payable in April 2017. Total shareholders’ equity at December 31, 2016 was $2.93 billion, a decline of $72.3 million from a year ago and the CET1 ratio at December 31, 2016 was 9.96% compared to 10.37% at December 31, 2015. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and "Part II - Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities - Share Repurchases" of this Report for further discussion regarding Synovus' common stock repurchase program and common stock dividend increase.

Consolidated Financial Highlights
A summary of Synovus’ financial performance for the years ended December 31, 2016 and 2015 is set forth in the table below.

Table 11 - Consolidated Financial Highlights
	Years Ended December 31,
(dollars in thousands, except per share data)	2016	2015	Change
Net interest income	$899,180	827,318	8.7%
Provision for loan losses	28,000	19,010	47.3
Non-interest income	273,194	267,920	2.0
Non-interest income excluding net investment securities gains	267,183	265,151	0.8
Non-interest expense	755,923	717,655	5.3
Adjusted non-interest expense (1)	732,458	709,009	3.3
Income before income taxes	388,451	358,573	8.3
Net income	246,784	226,082	9.2
Net income available to common shareholders	236,546	215,844	9.6
Net income per common share, basic	1.90	1.63	16.7
Net income per common share, diluted	1.89	1.62	16.7

	December 31,
	2016	2015	Change
Loans, net of deferred fees and costs	$23,856,391	22,429,565	6.4%
Total deposits	24,648,060	23,242,661	6.0
Total average deposits	23,880,021	22,551,679	5.9
Average core deposits (1)	22,573,804	21,129,730	6.8
Average core transaction deposit accounts(1)	17,133,511	15,694,985	9.2

Net interest margin	3.27%	3.19	8	bps
Non-performing assets ratio	0.74	0.96	(22)
Non-performing loans ratio	0.64	0.75	(11)
Past due loans over 90 days	0.01	0.01	—
Net charge-off ratio	0.12	0.13	(1)

Tier 1 capital	$2,685,880	2,660,016	1.0%
Common equity Tier 1 capital (transitional)	2,654,287	2,660,016	(0.2)
Total risk-based capital	3,201,268	3,255,758	(1.7)
Tier 1 capital ratio	10.07%	10.37	(30	) bps
Common equity Tier 1 capital ratio (transitional)	9.96	10.37	(41)
Total risk-based capital ratio	12.01	12.70	(69)
Total shareholders’ equity to total assets ratio	9.73	10.42	(69)
Tangible common equity to tangible assets ratio (1)	9.09	9.90	(81)

(1) See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.

Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the accounting for the allowance for loan losses and determining the fair value of financial instruments. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation, and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are applied in the application of these policies.
Allowance for Loan Losses
The allowance for loan losses is a significant accounting estimate that represents management's best estimate of probable losses inherent in the funded loan portfolio. The economic and business climate in any given industry or market is difficult to gauge and can change rapidly, and the effects of those changes can vary by borrower. Significant judgments and estimates are necessary in the determination of the allowance for loan losses. Significant judgments include, among others, loan risk ratings and classifications, the determination and measurement of impaired loans, the timing of loan charge-offs, the probability of loan defaults, the net loss exposure in the event of loan defaults, the loss emergence period, qualitative loss factors, as well as other qualitative considerations. In determining the allowance for loan losses, management makes numerous assumptions, estimates, and assessments, which are inherently subjective. The use of different estimates or assumptions could have a significant impact on the provision for loan losses, allowance for loan losses, non-performing loans, loan charge-offs, financial condition, and results of operations. A detailed discussion of the methodology used in determining the ALL as well as information regarding recently issued accounting standards related to the ALL are included in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report.
Fair Value Measurements
Synovus evaluates assets, liabilities, and other financial instruments that are either required or elected to be recorded, reported, or disclosed at fair value, and determines the fair value of these instruments as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Synovus updates the fair value measurements of each instrument on a periodic basis, but no less than quarterly.
Synovus selects the most appropriate technique for determining the fair value of the asset or liability. The degree of management judgment involved in determining fair value is dependent upon the availability of quoted prices or observable market data. There is minimal subjectivity involved in measuring the fair value of financial instruments based on quoted market prices; however, when quoted prices and observable market data are not available, Synovus uses a valuation technique requiring more judgment to estimate the appropriate fair value.
Fair value is measured either on a recurring basis, in which the fair value is the primary measure of accounting, or on a non-recurring basis, to measure items for potential impairment, or for disclosure purposes.
Assets, liabilities, and other financial instruments classified as Level 3 in the fair value hierarchy are generally less liquid and estimating their fair value requires inputs that are unobservable and require the application of significant judgment in order to determine the appropriate fair value of each of these instruments. As of December 31, 2016, Synovus reported $27.3 million of assets (or 0.1% of total assets) classified as Level 3, of which $25.5 million consisted of private equity investments. Also, as of December 31, 2016, Synovus reported $19.8 million of liabilities (or 0.07% of total liabilities) classified as Level 3.
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Fair Value Accounting" of this Report for further discussion of fair value measurements and Synovus' use of the various fair value methodologies and the types of assets and liabilities in which fair value accounting is applied.
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
The investment strategy focuses on the use of the investment securities portfolio to generate interest income and to assist in the management of interest rate risk. Synovus increased the portfolio's duration during 2016 while the average balance of the portfolio increased at a pace similar to overall earning asset growth. The weighted average duration of the investment securities portfolio was 3.7 years at December 31, 2016 compared to 2.9 years at December 31, 2015.
Synovus also utilizes a significant portion of its investment portfolio to secure certain deposits and other liabilities requiring collateralization. At December 31, 2016, $2.04 billion of these investment securities were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements. The investment securities are primarily mortgage-backed securities issued by U.S. government agencies and GSEs, both of which have a high degree of liquidity and limited credit risk. A mortgage-backed security depends on the underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. At December 31, 2016, all of the collateralized mortgage obligations and mortgage-backed pass-through securities held by Synovus were issued or backed by federal agencies or GSEs.
As of December 31, 2016 and 2015, the estimated fair value of investment securities available for sale as a percentage of their amortized cost was 98.7% and 99.8%, respectively. The investment securities available for sale portfolio had gross unrealized gains of $11.1 million and gross unrealized losses of $61.5 million, for a net unrealized loss of $50.4 million as of December 31, 2016. The investment securities available for sale portfolio had gross unrealized gains of $19.3 million and gross unrealized losses of $27.3 million, for a net unrealized loss of $8.0 million as of December 31, 2015. Shareholders’ equity included net unrealized losses of $44.3 million and $18.2 million on the available for sale portfolio as of December 31, 2016 and 2015, respectively.
The average balance of investment securities available for sale increased to $3.57 billion in 2016 from $3.26 billion in 2015. Synovus earned a taxable-equivalent rate of 1.89% and 1.82% for 2016 and 2015, respectively, on its investment securities available for sale portfolio. For the years ended December 31, 2016 and 2015, average investment securities available for sale represented 12.96% and 12.55%, respectively, of average interest earning assets.
The following table shows investment securities available for sale by type as of December 31, 2016 and 2015.

Table 12 - Investment Securities Available for Sale	December 31,

(in thousands)	2016	2015
U.S. Treasury securities	$107,802	43,357
U.S. Government agency securities	12,993	13,623
Securities issued by U.S. Government sponsored enterprises	—	126,909
Mortgage-backed securities issued by U.S. Government agencies	174,202	210,004
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,506,340	2,630,419
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	890,442	529,597
State and municipal securities	2,794	4,434
Equity securities	3,782	9,672
Other investments	19,840	19,803
Total fair value	$3,718,195	3,587,818

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

Table 13 - Maturities and Weighted Average Yields of Investment Securities Available for Sale as of December 31, 2016
(dollars in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Fair Value
U.S. Treasury securities	$18,435	89,367	—	—	—	107,802
U.S. Government agency securities	1,021	6,019	5,953	—	—	12,993
Mortgage-backed securities issued by U.S. Government agencies	—	—	14,784	159,418	—	174,202
Mortgage-backed securities issued by U.S. Government sponsored enterprises	158	88	624,216	1,881,878	—	2,506,340
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	890,442	—	890,442
State and municipal securities	110	240	—	2,444	—	2,794
Other investments	—	—	14,952	1,796	3,092	19,840
Securities with no stated maturity (equity securities)	—	—	—	—	3,782	3,782
Total	$19,724	95,714	659,905	2,935,978	6,874	3,718,195

Weighted Average Yield
U.S. Treasury securities	0.33%	1.54	—	—	—	1.34
U.S. Government agency securities	4.72	5.39	5.44	—	—	5.36
Mortgage-backed securities issued by U.S. Government agencies	—		2.81	2.43	—	2.46
Mortgage-backed securities issued by U.S. Government sponsored enterprises	5.53	5.46	1.84	2.14	—	2.07
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	2.02	—	2.02
State and municipal securities	8.21	7.86	—	5.55	—	5.85
Other investments	—	—	5.50	4.50	2.12	4.86
Securities with no stated maturity (equity securities)	—	—	—	—	2.58	2.58
Total	0.34%	1.80	1.97	2.12	2.22	2.08

Loans
The following table shows loans by portfolio class and as a percentage of total loans, net of deferred fees and costs, as of December 31, 2016 and 2015.

Table 14 - Loans by Portfolio Class
	December 31,
	2016		2015
(dollars in thousands)	Total Loans	%*	Total Loans	%*
Investment properties	$5,932,619	24.8%	$5,751,631	25.6%
1-4 family properties	1,023,821	4.3	1,129,156	5.0
Land acquisition	409,534	1.7	513,981	2.3
Total commercial real estate	7,365,974	30.8	7,394,768	32.9
Commercial, financial, and agricultural	6,915,927	29.0	6,453,180	28.7
Owner-occupied	4,636,016	19.4	4,318,950	19.3
Total commercial and industrial	11,551,943	48.4	10,772,130	48.0
Home equity lines	1,617,265	6.8	1,689,914	7.5
Consumer mortgages	2,296,604	9.6	1,938,683	8.6
Credit cards	232,413	1.0	240,851	1.1
Other retail loans	818,183	3.4	423,318	1.9
Total retail	4,964,465	20.8	4,292,766	19.1
Deferred fees and costs, net	(25,991)	nm	(30,099)	nm
Total loans, net of deferred fees and costs	$23,856,391	100.0%	$22,429,565	100.0%

* Loan balance in each category is before net deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.
nm - not meaningful
Total loans ended the year at $23.86 billion, a $1.43 billion or 6.4% increase from a year ago. Loan growth was driven by a $779.8 million or 7.2% increase in C&I loans, including the addition of $356.7 million in loans from our Global One acquisition as well as organic, direct loan originations, and a $671.7 million or 15.6% increase in retail loans, led by our lending partnerships portfolio growing $393.7 million in addition to our consumer mortgages increasing by $357.9 million or 18.5%. With the objective of portfolio diversification, CRE loans declined slightly by $28.8 million or 0.4%. Investment properties loans grew by $181.0 million or 3.1% while non-strategic 1-4 family properties and land acquisition loans declined by $105.3 million, or 9.3%, and $104.4 million, or 20.3%, respectively. Average loans are currently expected to increase by 5% to 7% in 2017.
Commercial Loans
The commercial loan portfolio consists of C&I loans and CRE loans. Total commercial loans at December 31, 2016 were $18.92 billion, or 79.2% of the total loan portfolio, and grew $751.0 million or 4.1% from December 31, 2015.
At December 31, 2016 and 2015, Synovus had 29 and 24 commercial loan relationships with total commitments of $50 million or more (including amounts funded), respectively. The increase in the number of commercial loan relationships in 2016 is due to growth in commitments to existing relationships. The average funded balance of these relationships at December 31, 2016 and 2015 was approximately $34 million and $35 million, respectively.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' total loan portfolio and is disbursed throughout a diverse group of industries primarily in the Southeast including health care and social assistance, real estate-related industries, professional, scientific, and technical services, and administration and support, waste management, and remediation services. The following table shows the composition of the C&I loan portfolio.

Table 15 - Commercial and Industrial Loans by Industry
	December 31, 2016		December 31, 2015
(dollars in thousands)	Amount	%*	Amount	%*
Health care and social assistance	$2,598,438	22.5%	$2,242,852	20.8%
Retail trade	876,951	7.6	868,834	8.0
Manufacturing	872,559	7.5	880,010	8.1
Real estate and rental and leasing	771,188	6.7	685,310	6.4
Finance and insurance	764,811	6.6	736,492	6.8
Professional, scientific, and technical services	719,056	6.2	628,626	5.8
Wholesale trade	645,124	5.6	672,167	6.2
Real estate other	561,133	4.9	506,328	4.7
Accommodation and food services	530,232	4.6	490,626	4.6
Construction	465,632	4.0	406,287	3.8
Agriculture, forestry, fishing, and hunting	387,589	3.4	394,587	3.7
Transportation and warehousing	385,350	3.3	336,048	3.1
Administration, support, waste management, and remediation	287,391	2.5	211,227	2.0
Information	240,437	2.1	234,893	2.2
Educational services	222,516	1.9	210,656	2.0
Other services	816,846	7.1	859,315	8.0
Other industries	406,690	3.5	407,872	3.8
Total C&I loans	$11,551,943	100.0%	$10,772,130	100.0%

* Loan balance in each category expressed as a percentage of total C&I loans.

Total C&I loans at December 31, 2016 were $11.55 billion, or 48.4% of the total loan portfolio, compared to $10.77 billion, or 48.0% of the total loan portfolio at December 31, 2015, an increase of $779.8 million, or 7.2%, from 2015. The industries that primarily contributed to the growth during 2016 included healthcare and social assistance, real estate-related industries, and professional, scientific and technical services, which were all also impacted by loans added as a result of our Global One acquisition. At December 31, 2016, $6.92 billion, or 59.9% of the total C&I loans represented loans for the purpose of financing commercial, financial, and agricultural business activities compared to $6.45 billion or 59.9% of the total C&I loans at December 31, 2015. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets. At December 31, 2016, $4.64 billion, or 40.1% of the total C&I loans represented loans for the purpose of financing owner-occupied properties compared to $4.32 billion or 40.1% of the total C&I loans at December 31, 2015. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the underlying real estate. These loans are predominantly secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
Total CRE loans, consisting of investment properties, 1-4 family properties, and land acquisition loans and representing 30.8% of the total loan portfolio at December 31, 2016, were $7.37 billion, a decrease of $28.8 million, or 0.4%, from December 31, 2015. The decrease was primarily the result of reductions in land acquisition loans and 1-4 family properties loans largely offset by growth in investment properties loans.
Investment Properties Loans
Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of December 31, 2016 were $5.93 billion, or 80.5% of the total CRE loan portfolio, and 24.8% of the total loan portfolio, compared to $5.75 billion, or 77.8% of the total CRE loan portfolio, and 25.6% of the total loan portfolio at December 31, 2015. Total investment properties increased $181.0 million or 3.1% during 2016 primarily due to growth in multi-family properties, office buildings, and hotels.

The following table shows the principal categories of the investment properties loan portfolio at December 31, 2016 and 2015.

Table 16 - Investment Properties Loan Portfolio
	December 31,
	2016		2015
(dollars in thousands)			Amount	%*
Multi-family	$1,568,234	26.4%	$1,391,453	24.2%
Hotels	748,951	12.6	703,825	12.2
Office buildings	1,568,328	26.4	1,495,247	26.0
Shopping centers	964,325	16.3	956,394	16.6
Warehouses	486,300	8.2	563,217	9.8
Other investment property	596,481	10.1	641,495	11.2
Total investment properties loans	$5,932,619	100.0%	$5,751,631	100.0%

* Loan balance in each category expressed as a percentage of total investment properties loans.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. Construction and residential development loans are primarily interest-only loans and typically carry maturities of three years or less, and 1-4 family rental properties carry maturities of three to five years, with amortization periods of up to fifteen to twenty years. At December 31, 2016, 1-4 family properties loans declined to $1.02 billion, or 13.9% of the total CRE portfolio, and 4.3% of the total loan portfolio, compared to $1.13 billion, or 15.3% of the total CRE portfolio, and 5.0% of the total loan portfolio at December 31, 2015 primarily due to principal reductions and limited originations of new loans.
Land Acquisition Loans
Land acquisition loans were $409.5 million at December 31, 2016, or 5.6% of the total CRE portfolio and 1.7% of the total loan portfolio. Land acquisition loans declined 20.3% from December 31, 2015, primarily due to principal reductions and very limited originations of new loans.
Retail Loans
Total retail loans as of December 31, 2016 were $4.96 billion, or 20.8% of the total loan portfolio compared to $4.29 billion, or 19.1% of the total loan portfolio at December 31, 2015. Total retail loans increased by $671.7 million, or 15.6%, from December 31, 2015 due primarily to the strategic initiative to diversify the composition of the loan portfolio. Consumer mortgages increased $357.9 million or 18.5% from 2015 to $2.30 billion primarily due to continued recruiting of mortgage loan originators in strategic markets throughout the footprint as well as enhanced origination efforts, which also create additional cross-selling opportunities for other products. Credit card loans totaled $232.4 million at December 31, 2016 and $240.9 million at December 31, 2015, including $53.4 million and $52.2 million of commercial credit card loans at December 31, 2016 and 2015, respectively. These commercial credit card loans relate to Synovus' commercial customers who utilize corporate credit cards for various business activities.
Other retail loans increased $394.9 million or 93.3% to $818.2 million at December 31, 2016, primarily due to two consumer-based lending partnerships. One lending partnership, which began near the end of the third quarter of 2015, is a point-of-sale program that provides merchants and contractors nationwide with the ability to offer term financing to their customers for major purchases and home improvement projects. The other lending partnership, which began in the second quarter of 2016, primarily provides qualified borrowers nationwide the ability to refinance student loan debt. As of December 31, 2016, these partnerships had combined balances of $469.3 million, and management currently expects that these lending partnerships will not comprise more than 3% of the total loan portfolio in 2017.
Risk levels 1-6 (descending) are assigned to retail loans based upon a risk score matrix. The retail loan portfolio is sent to a consumer credit reporting agency for a refresh of customers' credit scores at least annually to determine ongoing consistency or negative migration in the quality of the portfolio. As part of the refresh most recently completed as of December 31, 2016, revolving lines of credit were reviewed for a material change in financial circumstances and subsequently suspended for further advances when warranted. FICO scores within the retail residential real estate portfolio have generally remained stable over the last several years.
Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of the origination date or, if the loan has been refinanced, as of the refinance date, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' retail lending strategy, and Synovus does not currently develop or offer specific sub-prime, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of December 31, 2016, it has $102.0 million of higher-risk consumer loans (2.1% of said portfolio and 0.4% of the total loan portfolio) compared to $116.2 million as of December 31, 2015. Included in these amounts are $11.5 million and $13.4 million, respectively, of accruing TDRs as of December 31, 2016 and December 31, 2015. Synovus makes retail lending decisions based upon a number of key credit risk determinants including FICO scores, loan-to-value, and debt-to-income ratios.
At December 31, 2016 and December 31, 2015, weighted average FICO scores within the retail residential real estate portfolio were 768 and 769 (HELOCs), respectively, and 773 and 759 (Consumer Mortgages), respectively. Total past dues within the retail residential real estate portfolio as of December 31, 2016 were 0.65% (HELOCs) and 0.35% (Consumer Mortgages) compared to 0.35% (HELOCs) and 0.45% (Consumer Mortgages) at December 31, 2015. The net charge-off ratios for the year ended December 31, 2016 were 0.09% (HELOCs) and 0.07% (Consumer Mortgages) compared to 0.18% (HELOCs) and 0.31% (Consumer Mortgages) for the year ended December 31, 2015.
See "Part I - Item 1. Business - Monitoring of Collateral and Loan Guarantees" of this Report for information on monitoring of collateral and loan guarantees.
The following table shows the composition of the loan portfolio at December 31, 2016, 2015, 2014, 2013, and 2012.

Table 17 - Five Year Composition of Loan Portfolio
	December 31,
	2016		2015		2014		2013		2012
(dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial
Commercial, financial, and agricultural	$6,915,927	29.0%	$6,453,180	28.8%	$6,182,312	29.3%	$5,895,265	29.4%	$5,592,858	28.6%
Owner-occupied	4,636,016	19.4	4,318,950	19.2	4,085,407	19.4	4,036,186	20.1	3,976,593	20.3
Real estate — construction	1,717,626	7.2	2,181,174	9.7	1,714,942	8.1	1,758,054	8.8	1,748,774	8.9
Real estate — mortgage	5,648,348	23.6	5,213,594	23.2	5,211,660	24.7	4,748,922	23.6	4,749,090	24.3
Total commercial	18,917,917	79.2	18,166,898	80.9	17,194,321	81.5	16,438,427	81.9	16,067,315	82.1
Retail
Real estate — mortgage	3,913,869	16.4	3,628,597	16.1	3,378,059	15.9	3,106,609	15.4	2,953,958	15.1
Retail loans — credit cards	232,413	1.0	240,851	1.1	253,649	1.2	256,846	1.3	263,561	1.4
Retail loans — other	818,183	3.4	423,318	1.9	302,460	1.4	284,778	1.4	277,229	1.4
Total retail	4,964,465	20.8	4,292,766	19.1	3,934,168	18.5	3,648,233	18.1	3,494,748	17.9
Total loans	23,882,382		22,459,664		21,128,489		20,086,660		19,562,063
Deferred fees and costs, net	(25,991)	nm	(30,099)	nm	(30,790)	nm	(28,862)	nm	(20,373)	nm
Total loans, net of deferred fees and costs	$23,856,391	100.0%	$22,429,565	100.0%	$21,097,699	100.0%	$20,057,798	100.0%	$19,541,690	100.0%

* Loan balance in each category is before net deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.
nm - not meaningful

Deposits
Deposits provide the most significant funding source for interest earning assets. Total deposits were $24.65 billion at December 31, 2016, an increase of $1.41 billion, or 6.0%, compared to year-end 2015. Non-interest bearing deposits totaled $7.09 billion, at December 31, 2016, an increase of $352.8 million, or 5.2%, from December 31, 2015.
The following table shows the relative composition of average deposits for 2016 and 2015. See Table 21 for additional information on average deposits including average rates paid in 2016, 2015, and 2014.

Table 18 - Composition of Average Deposits
	2016		2015
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Non-interest bearing demand deposits	$7,017,168	29.4%	$6,485,371	28.8%
Interest bearing demand deposits	4,299,026	18.0	3,949,087	17.5
Money market accounts, excluding brokered deposits	7,191,715	30.1	6,661,327	29.5
Savings deposits	794,096	3.3	675,947	3.0
Time deposits, excluding brokered deposits	3,271,798	13.7	3,357,998	14.9
Brokered deposits	1,306,217	5.5	1,421,949	6.3
Total average deposits	23,880,021	100.0	22,551,679	100.0
Average core deposits(2)	22,573,804	94.5	21,129,730	93.7
Average core transaction deposit accounts(2)	$17,133,511	71.7%	$15,694,985	69.6%

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for applicable reconciliation to GAAP measure.
Total average deposits increased $1.33 billion, or 5.9%, to $23.88 billion in 2016 from $22.55 billion in 2015. Average core deposits were up $1.44 billion, or 6.8%, from 2015 and average non-interest bearing demand deposits as a percentage of total average deposits were 29.4% for 2016 compared to 28.8% for 2015. Average core transaction deposit accounts grew $1.44 billion, or 9.2%, from the previous year. The increase in deposits was driven by growth in money market and non-interest bearing demand deposits as well as growth in interest bearing demand deposits and savings deposits. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for applicable reconciliation to GAAP measure.
Average brokered deposits represented 5.5% of Synovus' total average deposits for 2016 compared to 6.3% for 2015.
Time deposits of $100,000 and greater at December 31, 2016 and 2015 were $2.73 billion and $2.77 billion, respectively, and included brokered time deposits of $718.0 million and $759.5 billion, respectively. See Table 19 for the maturity distribution of time deposits of $100,000 or more. These larger deposits represented 11.1% and 11.9% of total deposits at December 31, 2016 and 2015, respectively, and included brokered time deposits which represented 2.9% and 3.3% of total deposits at December 31, 2016 and 2015, respectively.
The following table shows maturities of time deposits of $100,000 or more at December 31, 2016.

Table 19 - Maturity Distribution of Time Deposits of $100,000 or More
(in thousands)	December 31, 2016
3 months or less	$532,075
Over 3 months through 6 months	458,678
Over 6 months through 12 months	724,339
Over 12 months	1,018,584
Total outstanding	$2,733,676

Net Interest Income
The following table summarizes the components of net interest income for the years ended December 31, 2016, 2015 and 2014, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% federal income tax rate.

Table 20 - Net Interest Income
	Years Ended December 31,
(in thousands)	2016	2015	2014
Interest income	$1,022,803	945,962	928,692
Taxable-equivalent adjustment	1,285	1,304	1,678
Interest income, taxable-equivalent	1,024,088	947,266	930,370
Interest expense	123,623	118,644	109,408
Net interest income, taxable-equivalent	$900,465	828,622	820,962

Net interest income (interest income less interest expense) is the largest component of total revenues, representing earnings from the primary business of gathering funds from customer deposits and other sources, and investing those funds primarily in loans and investment securities. Synovus’ long-term objective is to manage those assets and liabilities to maximize net interest income while balancing interest rate, credit, liquidity, and capital risks. For 2017, Synovus expects net interest income to increase by 8% to 10%, assuming rates remain unchanged from year-end 2016 levels. Synovus remains in an asset sensitive position, with a 25 basis point increase across the rate curve resulting in a 1.3% annualized increase in net interest income.
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
Net interest income for 2016 was $899.2 million, up $71.9 million, or 8.7%, from 2015. On a taxable-equivalent basis, net interest income increased $71.8 million, or 8.7%, from 2015. During 2016, average earning assets increased $1.53 billion, or 5.9%, primarily as a result of an increase in net loans and investment securities balances.
Net interest income for 2015 was $827.3 million, up $8.0 million, or 1.0%, from 2014. On a taxable-equivalent basis, net interest income increased $7.7 million, or 0.9%, from 2014. During 2015, average earning assets increased $1.69 billion, or 7.0%, primarily as a result of an increase in net loans and investment securities balances.
Net Interest Margin
The net interest margin was 3.27% for 2016, an increase of 8 basis points from 2015. The yield on earning assets increased 8 basis points to 3.72% and the effective cost of funds was unchanged at 0.45%. The effective cost of funds includes non-interest bearing funding sources primarily consisting of demand deposits.
The primary components of the yield on interest earning assets are loan yields, yields on investment securities, and the yield on balances held with the Federal Reserve Bank. The primary factors positively impacting earning asset yields were a 1 basis point increase in loan yields and a 7 basis point increase in taxable investment securities yields. The increase in taxable investment securities yields was due to a lower level of purchased premium amortization and a modest increase in the effective duration of the investment portfolio. Earning asset yields were also positively impacted by a reduction in average balances of lower yielding funds held at the Federal Reserve Bank.
The primary factors impacting the effective cost of funds during 2016 were a 6 basis point increase in the cost of time deposits and a 15 basis point increase in the cost of long-term debt. These increases were offset by a higher level of non-interest bearing funding, a 4 basis point decline in the cost of money market accounts, and a 1 basis point decrease in the cost of interest bearing demand deposits.
The net interest margin was 3.19% for 2015, a decrease of 19 basis points from 2014. The yield on earning assets decreased 19 basis points to 3.64% and the effective cost of funds was unchanged at 0.45%. The effective cost of funds includes non-interest bearing funding sources primarily consisting of demand deposits.

During 2015, loan yields decreased 16 basis points to 4.13%. Loan yield decreases were primarily driven by downward repricing of maturing and prepaid loans as well as a continued low level of market rates on newly originated loans. Additionally, taxable investment securities yields declined 6 basis points due to a higher level of purchased premium amortization.
The primary factors impacting the effective cost of funds during 2015 were an 11 point basis point increase in the cost of time deposits and a 4 basis point increase in the cost of money market deposits. These increases were offset by a higher level of non- interest bearing funding.

Table 21 - Average Balances, Interest, and Yields
	2016			2015			2014
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest earning assets:
Taxable loans, net(1)(2)	$23,022,443	$941,978	4.09%	$21,462,926	875,147	4.08%	$20,338,439	860,070	4.23%
Tax-exempt loans, net(1)(2)(3)	74,929	3,469	4.63	73,907	3,444	4.66	93,147	4,449	4.78
Less Allowance for loan losses	254,646	—	—	254,863	—	—	285,803	—	—
Loans, net	22,842,726	945,447	4.14	21,281,970	878,591	4.13	20,145,783	864,519	4.29
Investment securities available for sale:
Taxable investment securities	3,563,818	67,335	1.89	3,258,121	58,968	1.81	3,083,677	57,605	1.87
Tax-exempt investment securities(3)	3,335	203	6.09	4,604	285	6.19	5,595	348	6.22
Total investment securities	3,567,153	67,538	1.89	3,262,725	59,253	1.82	3,089,272	57,953	1.88
Trading account assets	5,332	91	1.71	10,499	303	2.89	16,494	456	2.76
Interest earning deposits with banks	22,121	42	0.19	16,641	14	0.08	14,816	2	0.01
Due from Federal Reserve Bank	847,346	4,356	0.51	1,201,254	3,144	0.26	821,394	2,081	0.25
Federal funds sold and securities purchased under resale agreements	74,407	184	0.25	76,143	63	0.08	76,747	48	0.06
FHLB and Federal Reserve Bank stock	87,520	3,784	4.32	73,843	3,353	4.54	78,089	3,007	3.85
Mortgage loans held for sale	75,288	2,646	3.51	68,722	2,545	3.70	57,606	2,304	4.00
Total interest earning assets	27,521,893	1,024,088	3.72%	25,991,797	947,266	3.64%	24,300,201	930,370	3.83%
Cash and cash equivalents	402,047			414,519			411,741
Premises and equipment, net	430,651			450,056			464,018
Other real estate	36,211			69,869			101,628
Other assets(4)	1,090,148			1,172,717			1,258,737
Total assets	29,480,950			28,098,958			26,536,325
Liabilities and Equity
Interest bearing liabilities:
Interest bearing demand deposits	$4,299,026	$7,198	0.17%	$3,949,087	7,117	0.18%	$3,802,896	7,110	0.19%
Money market accounts	7,702,353	23,482	0.30	6,883,496	23,687	0.34	6,230,354	18,636	0.30
Savings deposits	794,096	640	0.08	675,947	375	0.06	636,468	521	0.08
Time deposits	4,067,378	32,886	0.81	4,557,778	34,355	0.75	4,486,904	28,913	0.64
Federal funds purchased and securities sold under repurchase agreements	216,593	200	0.09	205,305	168	0.08	198,085	220	0.11
Long-term debt	2,236,022	59,217	2.65	2,114,197	52,942	2.50	2,120,800	54,008	2.55
Total interest bearing liabilities	19,315,468	123,623	0.64%	18,385,810	118,644	0.65%	17,475,507	109,408	0.63%
Non-interest bearing demand deposits	7,017,168			6,485,371			5,810,866
Other liabilities	208,808			209,877			224,600
Equity	2,939,506			3,017,900			3,025,352
Total liabilities and equity	$29,480,950			$28,098,958			$26,536,325
Net interest income/margin		900,465	3.27%		828,622	3.19%		820,962	3.38%
Less Taxable-equivalent adjustment		1,285			1,304			1,678
Net interest income, actual		899,180			827,318			819,284

(1)	Average loans are shown net of deferred fees and costs. Non-performing loans are included.

(2)	Interest income includes net loan fees as follows: 2016 — $30.8 million, 2015 — $30.5 million, and 2014 — $29.3 million.

(3)	Reflects taxable-equivalent adjustments, using the statutory federal tax rate of 35%, adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.

(4)	Includes average net unrealized gains on investment securities available for sale of $30.1 million, $19.7 million, and $6.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Table 22 - Rate/Volume Analysis	2016 Compared to 2015 Change Due to(1)			2015 Compared to 2014 Change Due to(1)
(in thousands)	Volume	Yield/Rate	Net Change	Volume	Yield/Rate	Net Change
Interest earned on:
Taxable loans, net	$63,628	$3,203	$66,831	$47,566	$(32,489)	$15,077
Tax-exempt loans, net(2)	48	(23)	25	(920)	(85)	(1,005)
Taxable investment securities	5,533	2,834	8,367	3,262	(1,899)	1,363
Tax-exempt investment securities(2)	(79)	(3)	(82)	(62)	(1)	(63)
Trading account assets	(149)	(63)	(212)	(165)	12	(153)
Interest earning deposits with banks	4	24	28	—	12	12
Due from Federal Reserve Bank	(920)	2,132	1,212	950	113	1,063
Federal funds sold and securities purchased under resale agreements	(1)	122	121	—	15	15
FHLB and Federal Reserve Bank stock	621	(189)	432	(163)	509	346
Mortgage loans held for sale	243	(143)	100	445	(204)	241
Total interest income	68,928	7,894	76,822	50,913	(34,017)	16,896

Interest paid on:
Interest bearing demand deposits	630	(549)	81	278	(271)	7
Money market accounts	2,784	(2,989)	(205)	1,959	3,092	5,051
Savings deposits	71	194	265	32	(178)	(146)
Time deposits	(3,678)	2,209	(1,469)	454	4,988	5,442
Federal funds purchased and securities sold under repurchase agreements	9	23	32	8	(60)	(52)
Other borrowed funds	3,046	3,229	6,275	(168)	(898)	(1,066)
Total interest expense	2,862	2,117	4,979	2,563	6,673	9,236
Net interest income	$66,066	$5,777	$71,843	$48,350	$(40,690)	$7,660

(1)	The change in interest due to both rate and volume has been allocated to the yield/rate component.

(2)	Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35%, in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.
Non-interest Income
Non-interest income for the year ended December 31, 2016 was $273.2 million, up $5.3 million, or 2.0%, compared to 2015. Non-interest income excluding net investment securities gains increased $2.0 million, or 0.8%, compared to 2015. The increase in non-interest income excluding net investment securities gains over prior year was driven by an increase of $1.7 million, or 2.3%, in combined fiduciary, asset management, brokerage, and insurance revenues and an increase of $1.3 million, or 1.6%, in service charges on deposit accounts. Synovus expects 2017 growth of 2% to 4% in non-interest income excluding net investment securities gains (losses).
The following table shows the principal components of non-interest income.

Table 23 - Non-interest Income
	Years Ended December 31,
(in thousands)	2016	2015	2014
Service charges on deposit accounts	$81,425	80,142	78,897
Fiduciary and asset management fees	46,594	45,928	45,226
Brokerage revenue	27,028	27,855	27,088
Mortgage banking income	24,259	24,096	18,354
Bankcard fees	33,318	33,172	32,931
Investment securities gains, net	6,011	2,769	1,331
Other fee income	20,220	21,170	19,130
Gain on sale of Memphis branches, net	—	—	5,789
Other non-interest income	34,339	32,788	33,358
Total non-interest income	$273,194	267,920	262,104

Principal Components of Non-interest Income
Service charges on deposit accounts were $81.4 million in 2016, an increase of $1.3 million, or 1.6%, from the previous year, and $80.1 million in 2015, an increase of 1.6% from 2014. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were $37.7 million in 2016, an increase of $447 thousand, or 1.2%, from 2015, due primarily to an increase in overdraft service utilization rates. Account analysis fees were $24.3 million in 2016, up $998 thousand, or 4.3%, compared to 2015 largely due to fee increases to align more closely with market rates. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $19.4 million for 2016, a decrease of $163 thousand, or 0.8%, compared to 2015.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management and financial planning services. Fiduciary and asset management fees were $46.6 million in 2016, an increase of $666 thousand, or 1.5%, from 2015, driven in part by continued growth in AUM with growth of 3.4% from 2015. Fiduciary and asset management fees were $45.9 million in 2015, an increase of 1.6% from 2014, due to new talent acquisition in strategic markets and an increase in assets under management of 2.5%.
At December 31, 2016, the market value of AUM was approximately $11.2 billion, an increase of 3.4% from 2015, and $10.8 billion at December 31, 2015, an increase of 2.5% from 2014. Reported AUM include approximately $246 million and $240 million at December 31, 2016 and 2015, respectively, of assets managed for certain Synovus employee retirement plans. AUM consist of all assets where Synovus has investment authority. Assets under advisement were approximately $3.4 billion and $3.2 billion at December 31, 2016 and 2015, respectively. Assets under advisement consist of non-managed assets as well as non-custody assets where Synovus earns a consulting fee. Assets under advisement at December 31, 2016 increased 5.3% from 2015 following a decrease of 11.4% in 2015 from 2014. Total assets under management and advisement were approximately $14.6 billion at December 31, 2016 compared to approximately $14.0 billion at December 31, 2015. Many of the fiduciary and asset management fee charges are based on asset values, and changes in these values throughout the year directly impact fees earned.
Brokerage revenue was $27.0 million in 2016, an $827 thousand, or 3.0%, decrease from 2015, and $27.9 million in 2015, a $767 thousand, or 2.8%, increase from 2014. The decline in 2016 from 2015 was largely driven by market conditions during the first nine months of 2016 with customers executing fewer transactions on average. Brokerage revenue consists primarily of brokerage commissions. Brokerage AUM were $1.91 billion and $1.70 billion as of December 31, 2016 and 2015, respectively.
Mortgage banking income increased $163 thousand, or 0.7%, for the year ended December 31, 2016 compared to 2015. Mortgage banking income increased $5.7 million, or 31.3%, during 2015 compared to 2014 due primarily to an increase in mortgage production which was driven by the rate environment, talent acquisitions, investments in key markets, and enhanced product offerings.
Bankcard fees increased $146 thousand, or 0.4%, for the year ended December 31, 2016 compared to 2015. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $17.1 million, up $448 thousand, or 2.7%, for the year ended December 31, 2016, compared to 2015. Credit card interchange fees were $22.3 million, down $666 thousand, or 2.9%, for the year ended December 31, 2016 compared to 2015. Bankcard fees increased $241 thousand, or 0.7%, for the year ended December 31, 2015 compared to 2014.
Other fee income includes fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, customer swap dealer fees, and other service charges. Other fee income was lower by $950 thousand, or 4.5%, for the year ended December 31, 2016 compared to 2015 due primarily to a decrease in customer swap dealer fees. Other fee income increased $2.0 million, or 10.7%, for 2015 compared to 2014 due primarily to an increase in customer swap dealer fees.
The main components of other non-interest income are income from company-owned life insurance policies, insurance commissions, gains from sales of government guaranteed loans, card sponsorship fees, and other miscellaneous items. Other non-interest income was up $1.6 million, or 4.7%, in 2016 compared to 2015. The increase of $1.6 million was driven by growth in insurance revenues. Insurance revenues grew $1.9 million, or 64.6%, over prior year, reflecting Synovus' ability to meet additional needs of its financial management services customers. Additionally, 2016 included an increase of $1.3 million in gains from bank-owned life insurance death benefits as well as an increase of $666 thousand in company-owned life insurance policy revenue driven by additional investments during 2015. Gains from sales of government guaranteed loans were $4.9 million in 2016 compared to $5.4 million in 2015. Earnings on equity method investments resulted in a net loss of $46 thousand in 2016 compared to a net gain of $1.6 million in 2015. Other non-interest income declined $570 thousand, or 1.7%, for the year ended December 31, 2015 compared to 2014. Other non-interest income for 2014 included a $3.1 million gain from the sale of a branch property.

Non-interest Expense
Total non-interest expense for 2016 was $755.9 million, an increase of $38.3 million, or 5.3%, from 2015, and $717.7 million in 2015, a decrease of $27.3 million, or 3.7%, compared to 2014. Adjusted non-interest expense, which excludes fair value adjustment to Visa derivative, loss on early extinguishment of debt, net, merger-related expense, restructuring charges, litigation settlement/contingency expenses, and amortization of intangibles was $732.5 million in 2016, an increase of $23.4 million, or 3.3%, from 2015, and $709.0 million in 2015, an increase of $1.1 million, or 0.1%, from 2014. The increase in adjusted non-interest expense during 2016 was due primarily to an increase in salaries and other personnel expense reflecting annual salary increases and higher commissions and incentive compensation. Synovus expects 2017 total non-interest expense increase to be 2% to 4%. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
The following table summarizes non-interest expense for the years ended December 31, 2016, 2015, and 2014.

Table 24 - Non-interest Expense
	Years Ended December 31,
(in thousands)	2016	2015	2014
Salaries and other personnel expense	$402,026	380,918	371,904
Net occupancy and equipment expense	109,347	107,466	105,806
Third-party processing expense	46,320	42,851	40,042
FDIC insurance and other regulatory fees	26,714	27,091	33,485
Professional fees	26,698	26,646	26,440
Advertising expense	20,264	15,477	24,037
Foreclosed real estate expense, net	12,838	22,803	25,321
Fair value adjustment to Visa derivative	5,795	1,464	3,041
Loss on early extinguishment of debt, net	4,735	1,533	—
Merger-related expense	1,636	—	—
Restructuring charges	8,267	36	20,585
Other operating expenses	91,283	91,370	94,337
Total non-interest expense	$755,923	717,655	744,998

2016 vs. 2015
Salaries and other personnel expense increased $21.1 million, or 5.5%, in 2016 compared to 2015 due primarily to annual merit increases and higher commissions and incentive compensation. Synovus continues to maintain an expense discipline on this important component, which reflects a 0.4% reduction in headcount from a year ago (reduction of 0.9% excluding impact of acquisition of Global One). Moreover, Synovus continues to strategically invest in talent and technology that enhance the customer experience and drive revenue growth.
Net occupancy and equipment expense increased $1.9 million, or 1.8%, during 2016. Synovus continues to evaluate its branch network while deploying additional digital and on-line capabilities to increase convenience for customers while lowering transaction costs, and identified and closed nine branches during the year ended December 31, 2016. Synovus' branch network consists of 248 branches at December 31, 2016.
Third-party processing expense includes all third-party core operating system and processing charges as well as third-party servicing charges. Third-party processing expense increased $3.5 million, or 8.1%, compared to 2015 driven by an increase of $2.6 million from servicing charges associated with growth from Synovus' two consumer-based lending partnerships. One lending partnership began near the end of the third quarter of 2015 and the other lending partnership began in the second quarter of 2016.
FDIC insurance costs and other regulatory fees declined $377 thousand, or 1.4%, in 2016 compared to 2015. On March 15, 2016 , the FDIC approved a final rule to increase the DIF to the statutorily required minimum level of 1.35 percent. Congress, in the Dodd-Frank Act, increased the minimum for the DIF reserve ratio, the ratio of the amount in the fund to insured deposits, from 1.15 percent to 1.35 percent and required that the ratio reach that level by September 30, 2020. Further, the Dodd-Frank Act also made banks with $10 billion or more in total assets responsible for the increase from 1.15 percent to 1.35 percent. Under a rule adopted by the FDIC in 2011, regular assessment rates for all banks decline when the reserve ratio reaches 1.15 percent, which occurred during the second quarter of 2016. Banks with total assets of less than $10 billion have substantially lower assessment rates under the 2011 rule. The final rule imposed on banks with at least $10 billion in assets a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The FDIC expects the reserve ratio will likely reach 1.35 percent after approximately two years of payments of the surcharges. The final rule became effective on July 1, 2016 with surcharge assessments beginning July 1, 2016. Synovus' FDIC insurance cost remained relatively flat for the second half of 2016 compared to the first half of 2016 following the surcharge assessment since regular assessment rates declined at the same time the surcharge assessment became effective.
Advertising expense was up $4.8 million in 2016 compared to 2015 as a result of Synovus increasing brand awareness activities.
Foreclosed real estate costs declined $10.0 million, or 43.7%, to $12.8 million in 2016 as a result of lower inventory due to a reduction in the level of foreclosures as well as lower levels of losses and write-downs due to declines in fair value of ORE. ORE was $22.3 million at December 31, 2016, down $24.7 million or 52.6% from $47.0 million at December 31, 2015.
Merger-related expense consists of professional fees relating to the October 1, 2016 acquisition of Global One. See"Part II - Item 8. Financial Statements and Supplementary Data - Note 2 - Acquisition" in this Report for more information on the acquisition of Global One.
During January 2016, Synovus repurchased $124.7 million of its subordinated notes maturing in 2017 in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. 2016 results include a $4.7 million pre-tax loss relating to this tender offer.
For the year ended December 31, 2016, restructuring charges totaled $8.3 million with $5.3 million related to Synovus' continued corporate real estate optimization activities. Synovus continues to evaluate its branch network while deploying additional digital and on-line capabilities to increase convenience for customers while lowering transaction costs, and identified and closed nine branches during the year ended December 31, 2016. Asset impairment charges associated with branch closures identified during 2016 totaled $2.8 million.
Other operating expenses for 2016 included $2.5 million in litigation settlement expenses and other operating expenses for 2015 included $5.1 million in litigation settlement/contingency expenses. Please refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 21 - Legal Proceedings" of this Report for a more detailed discussion of legal proceedings and expenses related thereto.
The efficiency ratio and adjusted efficiency ratio for 2016 were 64.74% and 61.06%, respectively, both showing an 87 basis points improvement from 2015. Synovus remains focused on achieving its long-term goal of an adjusted efficiency ratio below 60%. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
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
Net occupancy and equipment expense increased $1.7 million, or 1.6%, during 2015 and included a $1.1 million charge for lease exit costs. Synovus continued to invest in technology and rationalize its branch network which consisted of 257 branches at December 31, 2015.
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
Other operating expenses for 2015 included $5.1 million in litigation settlement/contingency expenses, and other operating expenses for 2014 included $12.8 million in litigation settlement expenses. Please refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 21 - Legal Proceedings" of this Report for a more detailed discussion of legal proceedings and expenses related thereto.
Income Taxes
Income tax expense was $141.7 million for the year ended December 31, 2016 compared to $132.5 million and $107.3 million for the years ended December 31, 2015 and 2014, respectively. The effective income tax rate for the years ended December 31, 2016, 2015 and 2014 was 36.5%, 36.9% and 35.5%, respectively. Synovus currently expects an effective income tax rate of approximately 36% to 37% for the year ending December 31, 2017. The effective income tax rate in future periods could be affected by items that are infrequent in nature such as new legislation and changes in the deferred tax asset valuation allowance.
Deferred tax assets represent amounts available to reduce income taxes payable in future years. At December 31, 2016, total deferred tax assets, net of valuation allowance, were $395.4 million compared to $511.9 million at December 31, 2015. The decline is mainly due to the utilization of NOL carryforwards.
Synovus currently expects to realize the $395.4 million in net deferred tax assets well in advance of the statutory carryforward period. At December 31, 2016, $126.4 million or 32% of the net deferred tax asset relates to federal net operating losses which have expiration dates beginning in 2031 through 2036. Approximately $361 million in taxable income must be generated to allow for the realization of the corresponding deferred tax asset. Additionally, $213.9 million of the net deferred tax assets have no expiration date as of December 31, 2016. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 24 - Income Taxes"" of this Report for additional discussion regarding deferred income taxes.
Currently, income tax reform is being considered which could result in a reduction of the corporate federal income tax rate.   A reduction of the corporate federal income tax rate would result in a net deferred tax asset write-off, with a corresponding one-time, non-cash increase in income tax expense. This charge could be material to our results of operations if the reduction in the corporate income tax rate is enacted with an effective date of January 1, 2017.  Taxable income in future periods will result in continued declines in the net deferred tax asset balance. Accordingly, if the rate reduction is enacted effective January 1, 2018, the impact to our results of operations is not expected to be significant because the net deferred tax asset write-off would be largely offset by a reduction in our effective income tax rate for the year.
The Tax Reform Act of 1986 contains provisions that limit the utilization of NOL carryovers if there has been an “ownership change” as defined in Section 382 of the Code. In general, this would occur if ownership of common stock held by one or more 5% shareholders increased by more than 50 percentage points over their lowest pre-change ownership within a three-year period. If Synovus experiences such an ownership change, the utilization of pre-change NOLs to reduce future federal income tax obligations could be limited. To reduce the likelihood of such an ownership change, Synovus adopted a Rights Plan in 2010 that was ratified by Synovus shareholders in 2011 and was subsequently amended in 2013 and ratified by Synovus shareholders in 2014. The Rights Plan was renewed on April 20, 2016 and will expire on April 29, 2019. See “Part I - Item 1A. Risk Factors - Issuances or sales of common stock or other equity securities could result in an “ownership change” as defined for U.S. federal income tax purposes. In the event an “ownership change” were to occur, our ability to fully utilize a significant portion of our U.S. federal and state tax net operating losses and certain built-in losses that have not been recognized for tax purposes could be impaired as a result of the operation of Section 382 of the Code."
Credit Quality
During 2016, credit quality continued to improve, with most key credit quality measures improving from 2015 levels.
Total credit costs
Total credit costs (provision for loan losses plus other credit costs which consist primarily of foreclosed real estate expense, net and other loan expenses) for the years ended December 31, 2016, 2015, and 2014 were $47.5 million, $50.7 million, and $66.7 million, respectively, including provision for loan losses of $28.0 million, $19.0 million and $33.8 million, respectively, and net expenses related to foreclosed real estate of $12.8 million, $22.8 million, and $25.3 million, respectively. Total credit costs for 2016 declined $3.1 million or 6.2% from 2015, driven primarily by a decline of $10.0 million or 43.7% in net foreclosed real estate expenses partially offset by a $9.0 million or 47.3% increase in provision for loan losses.Total credit costs for 2015 declined $16.0 million or 24.0% from 2014, driven primarily by a $14.8 million or 43.8% decrease in provision for loan losses and lower net foreclosed real estate expenses. Total credit costs for 2014 declined $51.3 million or 43.5% from 2013, driven primarily by a $35.8 million or 51.4% decrease in provision for loan losses and lower net foreclosed real estate expenses.
Non-performing Assets
Total NPAs were $175.7 million at December 31, 2016, a $39.7 million or 18.4% decrease from $215.4 million at December 31, 2015. The decline in non-performing assets was primarily due to resolution and disposition of non-performing assets and charge-

offs. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate declined 22 basis points to 0.74% at December 31, 2016 compared to 0.96% at December 31, 2015.
Non-performing loans were $153.4 million at December 31, 2016, a $15.0 million or 8.9% decrease from $168.4 million at December 31, 2015. The decline was driven by resolution and disposition of distressed loans (which includes some performing loans). Total non-performing loans as a percentage of total loans were 0.64% at December 31, 2016 compared to 0.75% at December 31, 2015.
ORE was $22.3 million at December 31, 2016, down $24.7 million or 52.6% from $47.0 million at December 31, 2015. The decline from 2015 was driven by sales, fewer properties being transferred into other real estate, and to a lesser extent, write-downs for declines in fair value subsequent to foreclosure. ORE sales for 2016 were $34.9 million compared to $51.1 million in 2015.
The following table shows the components of NPAs by portfolio class at December 31, 2016 and 2015.

Table 25 - NPAs by Portfolio Class
	December 31,
	2016				2015
(in thousands)	NPLs(1)	Impaired Loans Held for Sale	ORE	Total NPAs(2)	NPLs(1)	Impaired Loans Held for Sale	ORE	Total NPAs(2)
Investment properties	$5,436	$—	$746	$6,182	$23,040	—	$3,689	26,729
1-4 family properties	18,108	—	5,659	23,767	16,839	—	11,976	28,815
Land acquisition	7,071	—	5,868	12,939	17,768	—	15,677	33,445
Total commercial real estate	30,615	—	12,273	42,888	57,647	—	31,342	88,989
Commercial, financial, and agricultural	59,074	—	5,004	64,078	49,137	—	6,116	55,253
Owner-occupied	16,503	—	1,549	18,052	20,293	—	2,556	22,849
Total commercial and industrial	75,577	—	6,553	82,130	69,430	—	8,672	78,102
Retail	47,186	—	3,482	50,668	41,293	—	7,016	48,309
Total	$153,378	$—	$22,308	$175,686	$168,370	—	$47,030	215,400

(1) NPL ratio is 0.64% and 0.75% at December 31, 2016 and 2015, respectively.
(2) NPA ratio is 0.74% and 0.96% at December 31, 2016 and 2015, respectively.
NPL inflows were up slightly for 2016 to $123.5 million compared to $104.4 million for 2015. The following table shows NPL inflows by portfolio class for the years ended December 31, 2016 and 2015.

Table 26 - NPL Inflows by Portfolio Class	Years Ended December 31,
(in thousands)	2016	2015
Investment properties	$13,581	$16,050
1-4 family properties	6,525	5,822
Land acquisition	3,699	5,193
Total commercial real estate	23,805	27,065
Commercial, financial, and agricultural	55,395	34,458
Owner-occupied	15,750	18,631
Total commercial and industrial	71,145	53,089
Retail	28,501	24,199
Total NPL inflows	$123,451	$104,353

Asset Dispositions
During 2016, 2015 and 2014, Synovus completed sales of distressed assets (consisting primarily of NPLs and ORE) with total carrying values of $54.8 million, $79.3 million, and $119.1 million, respectively. Distressed asset sales have been a component of Synovus' strategy to further strengthen the balance sheet, improve asset quality, and enhance future earnings.
Troubled Debt Restructurings
At December 31, 2016, troubled debt restructurings (accruing and non-accruing) were $207.2 million, a decrease of $64.1 million or 23.6% compared to December 31, 2015. Non-accruing TDRs of $11.4 million at December 31, 2016 decreased $36.0 million or 76.0% from December 31, 2015, primarily due to principal reductions. Accruing TDRs were $195.8 million at December 31, 2016 compared to $223.9 million at December 31, 2015, a decrease of $28.1 million or 12.6%, primarily due to a decline in TDR inflows as well as fewer TDRs having to retain the TDR designation upon subsequent renewal, refinance, or modification. At December 31, 2016, the allowance for loan losses allocated to these accruing TDRs was $9.8 million compared to $12.6 million at December 31, 2015. The allowance for loan losses allocated to accruing TDRs has declined due to the decreased level of accruing TDRs. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At both December 31, 2016 and 2015, approximately 99% of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have remained low, and consisted of only two defaults with a recorded investment of $181 thousand and seven defaults with a recorded investment of $12.5 million for the years ended December 31, 2016 and 2015, respectively,
The table below shows accruing TDRs by grade at December 31, 2016 and 2015.

Table 27 - Accruing TDRs by Risk Grade
	December 31,
	2016		2015
(dollars in thousands)	Amount	%	Amount	%
Pass	$81,615	41.7%	$75,015	33.5%
Special mention	29,250	14.9	40,365	18.0
Substandard accruing	84,911	43.4	108,493	48.5
Total accruing TDRs	$195,776	100.0%	$223,873	100.0%

The following table shows accruing TDRs, the allowance for loan losses on accruing TDRs by portfolio class and the aging of accruing TDRs by portfolio class at December 31, 2016 and 2015.

Table 28 - Accruing TDRs Aging and Allowance for Loan Losses by Portfolio Class
	December 31, 2016
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$31,422	133	—	31,555	1,679
1-4 family properties	31,391	—	—	31,391	1,294
Land acquisition	16,078	10	—	16,088	845
Total commercial real estate	78,891	143	—	79,034	3,818
Commercial, financial and agricultural	31,443	798	—	32,241	2,919
Owner-occupied	52,333	—	—	52,333	2,332
Total commercial and industrial	83,776	798	—	84,574	5,251
Home equity lines	7,526	412	—	7,938	120
Consumer mortgages	18,518	572	—	19,090	487
Credit cards	—	—	—	—	—
Other retail loans	5,013	127	—	5,140	167
Total retail	31,057	1,111	—	32,168	774
Total accruing TDRs	193,724	2,052	—	195,776	9,843
	December 31, 2015
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$51,080	—	—	51,080	4,820
1-4 family properties	43,764	—	—	43,764	2,665
Land acquisition	19,929	380	—	20,309	899
Total commercial real estate	114,773	380	—	115,153	8,384
Commercial, financial and agricultural	24,934	592	208	25,734	1,257
Owner-occupied	47,141	387	—	47,528	1,995
Total commercial and industrial	72,075	979	208	73,262	3,252
Home equity lines	9,575	—	—	9,575	206
Consumer mortgages	20,520	712	—	21,232	581
Credit cards	—	—	—	—	—
Other retail loans	4,459	192	—	4,651	132
Total retail	34,554	904	—	35,458	919
Total accruing TDRs	$221,402	2,263	208	223,873	12,555

The following table shows non-accruing TDRs by portfolio class at December 31, 2016 and 2015.

Table 29 - Non-accruing TDRs by Portfolio Class
	December 31,
(in thousands)	2016	2015
Investment properties	$58	$19,998
1-4 family properties	2,781	2,957
Land acquisition	366	9,924
Total commercial real estate	3,205	32,879
Commercial, financial and agricultural	4,515	7,753
Owner-occupied	239	1,777
Total commercial and industrial	4,754	9,530
Home equity lines	846	548
Consumer mortgages	2,571	4,103
Other retail loans	16	340
Total retail	3,433	4,991
Total non-accruing TDRs	$11,392	$47,400

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
Past due loans have remained at low levels. As a percentage of total loans outstanding, loans 90 days past due and still accruing interest were 0.01% at both December 31, 2016 and 2015. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments. As a percentage of total loans outstanding, loans 30 or more days past due and still accruing interest were 0.27% and 0.21% at December 31, 2016 and 2015, respectively.

The following table shows the aging of past due loans by portfolio class at December 31, 2016 and 2015.

Table 30 - Loans Past Due by Portfolio Class
	December 31,
	2016				2015
	30-89 Days Past Due		90+ Days Past Due		30-89 Days Past Due		90+ Days Past Due
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Investment properties	$2,958	0.05%	$—	—%	$2,284	0.04%	$—	—%
1-4 family properties	4,962	0.48	161	0.02	6,300	0.57	103	0.01
Land acquisition	1,117	0.27	—	—	639	0.12	32	0.01
Total commercial real estate	9,037	0.12	161	—	9,223	0.13	135	—
Commercial, financial and agricultural	9,542	0.14	720	0.01	12,222	0.19	785	0.01
Owner-occupied	17,913	0.39	244	0.01	5,254	0.12	95	—
Total commercial and industrial	27,455	0.24	964	0.01	17,476	0.16	880	0.01
Home equity lines	10,013	0.62	473	0.03	5,882	0.35	—	—
Consumer mortgages	7,876	0.34	81	—	8,657	0.45	134	0.01
Credit cards	1,819	0.78	1,417	0.61	1,663	0.69	1,446	0.60
Other retail loans	5,771	0.71	39	—	2,390	0.56	26	0.01
Total retail	25,479	0.51	2,010	0.04	18,592	0.43	1,606	0.04
Total loans past due	$61,971	0.26%	$3,135	0.01%	$45,291	0.20%	$2,621	0.01%

Potential Problem Loans
Management continuously monitors non-performing and past due loans to mitigate further deterioration regarding the condition of these loans. Potential problem loans are defined by management as certain performing loans with a well-defined weakness where there is information about possible credit problems of borrowers which causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of substandard accruing loans but exclude both loans 90 days past due and still accruing interest and substandard accruing troubled debt restructurings, which are reported separately. Management’s decision to include performing loans in the category of potential problem loans indicates that management has recognized a higher degree of risk associated with these loans. In addition to accruing loans 90 days past due and accruing restructured loans, Synovus had $162.0 million of potential problem commercial loans at December 31, 2016 compared to $181.0 million at December 31, 2015. Management’s current expectation of probable losses from potential problem loans is included in the allowance for loan losses, and management cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.
Net Charge-offs
Total net charge-offs were $28.7 million, or 0.12% of average loans for 2016, a slight increase of $907 thousand or 3.3% compared to 2015. Total net charge-offs were $27.8 million or 0.13% of average loans for 2015, a decrease of $51.2 million or 64.8% compared to $79.1 million, or 0.39% of average loans for 2014. Net charge-offs have declined from 2014 levels primarily as a result of lower mark-to-market charges, decreased charge-offs related to NPL inflows, and lower charges on the resolution and disposition of distressed loans. Net charge-offs as a percentage of average loans for 2017 are expected to be in the 15 to 20 basis points range.

The following table shows net charge-offs (recoveries) by portfolio class for the years ended December 31, 2016, 2015 and 2014.

Table 31 - Net Charge-offs (Recoveries) by Portfolio Class
	Years Ended December 31,
	2016		2015		2014
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Investment properties	$4,544	0.08%	$(441)	(0.01)%	$14,413	0.30%
1-4 family properties	(145)	(0.01)	2,065	0.19	4,872	0.42
Land for future development	(1,409)	(0.31)	(1,270)	(0.23)	18,644	2.97
Total commercial real estate	2,990	0.04	354	0.01	37,929	0.57
Commercial, financial and agricultural	12,255	0.18	8,464	0.13	16,736	0.28
Owner-occupied	3,713	0.08	5,508	0.13	7,577	0.19
Total commercial and industrial	15,968	0.14	13,972	0.13	24,313	0.24
Home equity lines	1,462	0.09	2,996	0.18	5,361	0.33
Consumer mortgages	1,425	0.07	5,506	0.31	4,442	0.28
Credit cards	4,500	1.92	3,991	1.64	4,532	1.80
Other retail loans	2,393	0.39	1,012	0.30	2,478	0.86
Total retail	9,780	0.21	13,505	0.33	16,813	0.45
Total net charge-offs	$28,738	0.12%	$27,831	0.13%	$79,055	0.39%

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
The provision for loan losses for the year ended December 31, 2016 was $28.0 million, an increase of $9.0 million or 47.3% compared to 2015. The increase was due to growth in loans outstanding, movement towards expected normalization of provision expense levels, as well as the continued stabilization of the allowance for loan loss factors. The provision for loan losses for the year ended December 31, 2015 was $19.0 million, a decrease of $14.8 million or 43.8% compared to 2014. The decrease in the provision for loan losses from 2014 to 2015 was primarily due to continued improvement in credit quality during 2015 and 2014, including reduced NPL inflows and NPLs, lower net charge-offs, and lower levels of loans rated special mention and accruing substandard.
The allowance for loan losses at December 31, 2016 was $251.8 million or 1.06% of total loans, compared to $252.5 million or 1.13% of total loans at December 31, 2015. The slight decrease in the allowance for loan losses during 2016 was primarily a result of improvement in the overall risk profile of the loan portfolio.

A summary by loan category of loans charged off, recoveries of loans previously charged off, and additions to the allowance through provision for loan losses for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 is presented in the following table:

Table 32 - Allowance for Loan Losses – Summary of Activity by Loan Category
	Years Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Allowance for loan losses at beginning of year	$252,496	261,317	307,560	373,405	536,494
Allowance for loan losses of sold Memphis loans	—	—	(1,019)	—	—
Loans charged off
Commercial:
Commercial, financial, and agricultural	20,058	16,589	30,024	38,121	117,398
Owner-occupied	4,981	5,994	8,917	20,815	67,413
Real estate — construction	6,815	9,019	31,753	51,651	208,130
Real estate — mortgage	11,401	4,979	17,963	35,380	108,569
Total commercial	43,255	36,581	88,657	145,967	501,510
Retail:
Real estate — mortgage	6,071	13,020	15,636	22,662	43,364
Retail loans — credit cards	5,376	5,382	6,114	7,811	9,110
Retail loans — other	3,258	2,356	3,131	3,513	2,791
Total retail	14,705	20,758	24,881	33,986	55,265
Total loans charged off	57,960	57,339	113,538	179,953	556,775
Recoveries of loans previously charged off
Commercial:
Commercial, financial, and agricultural	7,803	8,125	13,287	17,314	24,810
Owner-occupied	1,268	486	1,341	2,604	2,935
Real estate — construction	7,846	8,202	8,714	11,348	23,721
Real estate — mortgage	7,380	5,442	3,073	5,720	12,855
Total commercial	24,297	22,255	26,415	36,986	64,321
Retail:
Real estate — mortgage	3,184	4,518	5,832	4,748	6,324
Retail loans — credit cards	876	1,391	1,583	1,918	1,630
Retail loans — other	865	1,344	653	858	1,042
Total retail	4,925	7,253	8,068	7,524	8,996
Recoveries of loans previously charged off	29,222	29,508	34,483	44,510	73,317
Net loans charged off	28,738	27,831	79,055	135,443	483,458
Provision for loan losses	28,000	19,010	33,831	69,598	320,369
Allowance for loan losses at end of year	$251,758	252,496	261,317	307,560	373,405
Ratios:
Allowance for loan losses to loans, net of deferred fees and costs	1.06%	1.13	1.24	1.53	1.91
Net charge-offs as a percentage of average loans net of deferred fees and costs	0.12%	0.13	0.39	0.69	2.45
Allowance to non-performing loans excluding collateral-dependent impaired loans with no related allowance	202.01%	189.47	197.22	95.43	93.49

The following table shows the allocation of the allowance for loan losses by loan category at December 31, 2016, 2015, 2014, 2013, and 2012.

Table 33 - Allocation of Allowance for Loan Losses
	December 31,
	2016		2015		2014		2013		2012
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial
Commercial, financial, and agricultural	$88,208	29.0%	$83,859	28.8%	$76,981	29.3%	$76,992	29.4%	$90,122	28.6%
Owner-occupied	37,570	19.4	39,130	19.2	41,129	19.4	38,443	20.1	48,373	20.3
Real estate — construction	33,827	7.2	38,354	9.7	48,742	8.1	53,697	8.8	90,156	8.9
Real estate — mortgage	47,989	23.6	48,779	23.2	52,729	24.7	73,949	23.6	77,770	24.3
Total commercial	207,594	79.2	210,122	80.9	219,581	81.5	243,081	81.9	306,421	82.1

Retail
Real estate — mortgage	28,381	16.4	29,579	16.1	29,887	15.9	29,607	15.4	24,577	15.1
Retail loans — credit cards	8,936	1.0	8,604	1.1	9,853	1.2	10,030	1.3	12,278	1.4
Retail loans — other	6,847	3.4	4,191	1.9	1,996	1.4	1,842	1.4	2,129	1.4
Total retail	44,164	20.8	42,374	19.1	41,736	18.5	41,479	18.1	38,984	17.9
Unallocated	—		—	—	—	—	23,000	—	28,000	—
Total allowance for loan losses	$251,758	100.0%	$252,496	100.0%	$261,317	100.0%	$307,560	100.0%	$373,405	100.0%

(1)  Loan balance in each category expressed as a percentage of total loans, net of deferred fees and costs.

The following table shows selected credit quality metrics at December 31, 2016, 2015, 2014, 2013, and 2012.

Table 34 - Selected Credit Quality Metrics
	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Non-performing loans	$153,378	168,370	197,757	416,300	543,333
Impaired loans held for sale	—	—	3,607	10,685	9,455
Other real estate	22,308	47,030	85,472	112,629	150,271
Non-performing assets	$175,686	215,400	286,836	539,614	703,059
Loans 90 days past due and still accruing	$3,135	2,621	4,637	4,489	6,811
As a % of loans	0.01%	0.01	0.02	0.02	0.03
Total past due loans and still accruing	$65,106	47,912	51,251	72,600	104,825
As a % of loans	0.27%	0.21	0.24	0.36	0.54
Accruing TDRs	$195,776	223,873	348,427	556,410	673,383
Non-performing loans as a % of total loans	0.64%	0.75	0.94	2.08	2.78
Non-performing assets as a % of total loans, other loans held for sale, and ORE	0.74%	0.96	1.35	2.67	3.57

Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by their primary federal regulator, the Federal Reserve. Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements.
At December 31, 2016, Synovus' and Synovus Bank's capital levels each exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 35 – Capital Ratios
(dollars in thousands)	December 31, 2016	December 31, 2015
Tier 1 capital
Synovus Financial Corp.	$2,685,880	2,660,016
Synovus Bank	3,187,583	3,136,132
Common equity tier 1 capital (transitional)
Synovus Financial Corp.	2,654,287	2,660,016
Synovus Bank	3,187,583	3,136,132
Total risk-based capital
Synovus Financial Corp.	3,201,268	3,255,758
Synovus Bank	3,441,563	3,390,764
Tier 1 capital ratio
Synovus Financial Corp.	10.07%	10.37
Synovus Bank	11.97	12.25
Common equity tier 1 capital ratio (transitional)
Synovus Financial Corp.	9.96	10.37
Synovus Bank	11.97	12.25
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.01	12.70
Synovus Bank	12.93	13.25
Leverage ratio
Synovus Financial Corp.	8.99	9.43
Synovus Bank	10.68	11.15
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	9.09	9.90

(1) See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
The Basel III capital rules became effective January 1, 2015, for Synovus and Synovus Bank, subject to a transition period for several aspects, including the capital conservation buffer and certain regulatory capital adjustments and deductions, as described below. Under the Basel III capital rules, the minimum capital requirements for Synovus and Synovus Bank include a common equity Tier 1 (CET1) ratio of 4.5%; Tier 1 capital ratio of 6%; total capital ratio of 8%; and leverage ratio of 4%. When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased-in over a three-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. Under the Basel III capital rules, Synovus and Synovus Bank are well-capitalized if each has a CET1 ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a total risk-based capital ratio of 10% or greater, a leverage ratio of 5% or greater, and are not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure.
With regard to our share repurchase programs, Synovus completed its $300 million share repurchase program during the fourth quarter of 2016. This program was authorized during the third quarter of 2015 and was executed over a 15 month period through a combination of open market transactions and an ASR. In 2016, Synovus repurchased a total of $262.9 million, or 8.7 million shares, of common stock, $212.9 million, or 7.3 million shares, of common stock of which was executed through open market transactions and $50.0 million, or 1.4 million shares, of which was executed through an ASR. During the fourth quarter of 2015, Synovus repurchased $37.1 million, or 1.2 million shares, through open market transactions. Synovus completed its $250 million share repurchase program during the third quarter of 2015. This program was announced on October 21, 2014 and expired on October 23, 2015. Under this program, Synovus repurchased 9.1 million shares of common stock through a combination of open market transactions and an ASR. From October 2014 through September 30, 2015, Synovus repurchased $175.0 million, or 6.2 million shares, of common stock through open market transactions, including $161.9 million, or 5.7 million shares, of common stock repurchased during 2015. Synovus also entered into a $75.0 million ASR in October 2014. During 2014, Synovus repurchased 2.5 million shares of common stock under this ASR, and during January 2015, Synovus repurchased 392 thousand shares upon completion of this ASR.
On December 7, 2015, Synovus issued $250 million aggregate principal amount of subordinated notes due in 2025 in a public offering, for aggregate proceeds of $246.6 million, net of debt issuance costs. Also during the fourth quarter of 2015, Synovus repurchased $46.7 million of its 2017 subordinated notes in privately negotiated transactions which resulted in a pre-tax loss of $1.5 million. During January 2016, Synovus repurchased $124.7 million of the 2017 subordinated notes in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. 2016 results include a $4.7 million pre-tax loss relating to this tender offer.
As of December 31, 2016, total disallowed deferred tax assets were $218.3 million or 0.82% of risk-weighted assets compared to $341.1 million or 1.33% of risk-weighted assets at December 31, 2015. Disallowed deferred tax assets for CET1 were $131.0 million at December 31, 2016 compared to $215.5 million at December 31, 2015, due to a three-year phase-in of the total disallowed deferred tax asset for the CET1 capital measure. Basel III revised the deferred tax asset limitation criteria effective January 1, 2015 and now includes the component of deferred tax assets arising from temporary timing differences in regulatory capital up to certain levels of CET1. Thus, the disallowed portion of deferred tax assets is comprised of NOL carryforwards and tax credit carryforwards. Synovus' deferred tax asset is projected to continue to decline, thus creating additional regulatory capital in future periods. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes" in this Report for more information on Synovus' net deferred tax asset.
Synovus' CET1 ratio was 9.96% at December 31, 2016 under Basel III transitional provisions and the estimated fully phased-in CET1 ratio, as of December 31, 2016, was 9.51%, both of which are well in excess of regulatory requirements. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in this Report for applicable reconciliation to GAAP measure.
Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements. Synovus' 2016 DFAST results show that capital ratios remain above regulatory minimums throughout the forecast period in the severely adverse scenario. During the fourth quarter of 2016, Synovus' Board of Directors authorized a new share repurchase program of up to $200 million of the Company's common stock to be executed during 2017. The Board of Directors also approved a 25% increase in the Company's quarterly common stock dividend from $0.12 to $0.15 per share, effective with the quarterly dividend payable in April 2017.
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

Synovus Bank also generates liquidity through the national deposit markets through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank has the capacity to access funding through its membership in the FHLB system. At December 31, 2016, based on currently pledged collateral, Synovus Bank had access to incremental funding of $790 million, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the parent company level for various operating needs including the servicing of debt, the payment of dividends on our common stock and preferred stock, share repurchases, payment of general corporate expenses and potential capital infusions into subsidiaries. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and the Federal Reserve Bank. During 2014, Synovus Bank made upstream cash distributions to the Parent Company totaling $182.0 million including cash dividends of $90.6 million. During 2015, Synovus Bank made upstream cash distributions to the Parent Company totaling $225.0 million including cash dividends of $199.9 million. During 2016, Synovus Bank paid upstream cash dividends of $325.0 million to the Parent Company. On January 31, 2017, Synovus Bank paid an upstream cash dividend of $100.0 million to the Parent Company. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity, and overall condition. In addition, GA DBF rules and related statutes contain limitations on payments of dividends by Synovus without the approval of the GA DBF.
On December 7, 2015, Synovus issued $250 million aggregate principal amount of subordinated debt due in 2025 in a public offering, for aggregate proceeds of $246.6 million, net of debt issuance costs. Also during the fourth quarter of 2015, Synovus repurchased $46.7 million of its subordinated notes maturing in 2017 in privately negotiated transactions which resulted in a pre-tax loss of $1.5 million. During January 2016, Synovus repurchased $124.7 million of the 2017 notes in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. 2016 results include a $4.7 million pre-tax loss relating to this tender offer.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I – Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results."
Contractual Cash Obligations
The following table summarizes, by remaining maturity, Synovus’ significant contractual cash obligations at December 31, 2016. Excluded from the table below are certain liabilities with variable cash flows and/or no contractual maturity. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 20 - Commitments and Contingencies" of this Report for information on Synovus' commitments to extend credit including loan commitments and letters of credit. Additionally, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 11 - Deposits" of this Report for information on contractual maturities of time deposits.

Table 36 - Contractual Cash Obligations
	Payments Due After December 31, 2016
(in thousands)	1 Year or Less	Over 1 - 3 Years	4 - 5 Years	After 5 Years	Total
Long-term debt obligations	$332,551	656,286	837,058	571,409	2,397,304
Capital lease obligations	113	222	230	1,268	1,833
Operating lease obligations	27,527	53,773	46,826	154,219	282,345
Purchase commitments	43,147	40,437	844	367	84,795
Total contractual cash obligations	$403,338	750,718	884,958	727,263	2,766,277

.

Short-term Borrowings
The following table sets forth certain information regarding federal funds purchased and securities sold under repurchase agreements, the principal components of short-term borrowings.

Table 37 - Short-term Borrowings
(dollars in thousands)	2016	2015	2014
Balance at December 31,	$159,699	177,025	126,916
Weighted average interest rate at December 31,	0.08%	0.08%	0.08%
Maximum month end balance during the year	$286,175	250,453	247,170
Average amount outstanding during the year	216,593	205,305	198,085
Weighted average interest rate during the year	0.09%	0.08%	0.11%

Earning Assets and Sources of Funds
Average total assets for 2016 increased $1.38 billion, or 4.9%, to $29.48 billion as compared to average total assets for 2015. Average earning assets increased $1.53 billion, or 5.9%, in 2016 as compared to the prior year. Average earning assets represented 93.4% and 92.5% of average total assets for 2016 and 2015, respectively. The increase in average earning assets resulted primarily from a $1.56 billion increase in average loans, net, and a $305.7 million increase in average taxable investment securities. These increases were partially offset by a $353.9 million decrease in average interest bearing funds held at the Federal Reserve Bank. Average non-interest bearing demand deposits and average money market deposits increased by $531.8 million and $818.9 million, respectively, and represented the primary funding source growth for the year.
Average total assets for 2015 increased $1.56 billion, or 5.9%, to $28.10 billion as compared to average total assets for 2014. Average earning assets increased $1.69 billion, or 7.0%, in 2015 as compared to the prior year. Average earning assets represented 92.5% and 91.6% of average total assets for 2015 and 2014, respectively. The increase in average earning assets resulted primarily from a $1.14 billion increase in average loans, net, a $379.9 million increase in average interest bearing funds at the Federal Reserve Bank, and a $174.4 million increase in average taxable investment securities. Average non-interest bearing demand deposits and average money market deposits increased by $674.5 million and $653.1 million, respectively, and represented the primary funding source growth for the year.
For more detailed information on the average balance sheets for the years ended December 31, 2016, 2015, and 2014, refer to Table 21 - Average Balances, Interest, and Yields.
The table below shows the maturity of selected loan categories as of December 31, 2016. Also provided are the amounts due after one year, classified according to the sensitivity in interest rates. Actual repayments of loans may differ from the contractual maturities reflected therein because borrowers have the right to prepay obligations with and without prepayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could create differences between the contractual maturities and the actual repayment of such loans.

Table 38 - Loan Maturity and Interest Rate Sensitivity
	December 31, 2016
(in thousands)	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total
Selected loan categories:
Commercial, financial, and agricultural	$1,958,096	3,995,326	962,505	6,915,927
Owner-occupied	697,137	2,512,162	1,426,717	4,636,016
Real estate - construction	710,804	950,297	56,525	1,717,626
Total	$3,366,037	7,457,785	2,445,747	13,269,569

Loans due after one year:
Having predetermined interest rates				$4,096,411
Having floating or adjustable interest rates				5,807,121
Total				$9,903,532

Recently Issued Accounting Standards
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for further information.
Non-GAAP Financial Measures
The measures entitled adjusted non-interest expense, adjusted efficiency ratio, average core deposits, average core transaction deposit accounts, common equity Tier 1 (CET1) ratio (fully phased-in), tangible common equity to tangible assets ratio, adjusted return on average assets, and return on average tangible common equity are determined by methods other than in accordance with generally accepted accounting principles and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are total non-interest expense, efficiency ratio, total average deposits, the ratio of total shareholders’ equity to total assets, return on average assets, and return on average common equity, respectively.
Synovus believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength and capitalization, and the performance of its business and the strength of its capital position, but they have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP. These non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted non-interest expense and the adjusted efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Average core deposits and average core transaction deposit accounts are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. The common equity Tier 1 (CET1) ratio (fully phased-in) and the tangible common equity to tangible assets ratio are used by management and bank regulators to assess the strength of our capital position. Adjusted return on average assets is a measure used by management to compare Synovus' performance with other financial institutions because it calculates the return on average assets without the impact of items that are not indicative of ongoing operations. Return on average tangible common equity is a measure used by management to compare Synovus’ performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently.
The computations of adjusted non-interest expense, adjusted efficiency ratio, average core deposits, average core transaction deposit accounts, common equity Tier 1 (CET1) ratio (fully phased-in), tangible common equity to tangible assets ratio, adjusted return on average assets, and return on average tangible common equity and the reconciliation of these measures to total non-interest expense, efficiency ratio, total average deposits, the ratio of total shareholders’ equity to total assets, return on average assets, and return on average common equity are set forth in the tables below.

Table 39 - Reconciliation of Non-GAAP Financial Measures
	Years Ended December 31,
(dollars in thousands)	2016	2015		2014
Adjusted Non-interest Expense
Total non-interest expense	$755,923	717,655		744,998
Litigation settlement/contingency expenses	(2,511)	(5,110)		(12,812)
Restructuring charges	(8,267)	(36)		(20,585)
Fair value adjustment to Visa derivative	(5,795)	(1,464)		(3,041)
Loss on early extinguishment of debt, net	(4,735)	(1,533)		—
Merger-related expense	(1,636)	—		—
Amortization of intangibles	(521)	(503)		(603)
Adjusted non-interest expense	$732,458	709,009		707,957

Adjusted Efficiency Ratio
Adjusted non-interest expense	$732,458	709,009	Adjusted non-interest expense
Foreclosed real estate expense, net	(12,838)	(22,803)
Other credit costs(1)	(6,701)	(8,853)
Adjusted non-interest expense excluding credit costs	$712,919	677,353
Net interest income	899,180	827,318
Tax equivalent adjustment	1,285	1,304
Total non-interest income	273,194	267,920
Investment securities gains, net	(6,011)	(2,769)
Total revenues	$1,167,648	1,093,773
Efficiency ratio	64.74%	65.61
Adjusted efficiency ratio	61.06%	61.93

	December 31,
	2016	2015
Average Core Deposits
Average Core Transaction Deposit Accounts
Average total deposits	$23,880,021	22,551,679
Average brokered deposits	(1,306,217)	(1,421,949)
Average core deposits	22,573,804	21,129,730
Average state, county, and municipal (SCM) deposits	(2,295,266)	(2,232,437)
Average time deposits, excluding SCM deposits	(3,145,027)	(3,202,308)
Average core transaction deposit accounts	$17,133,511	15,694,985

(1) Other credit costs consist primarily of other loan expenses.

Table 39 - Reconciliation of Non-GAAP Financial Measures, continued
	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Common Equity Tier 1 (CET1) Ratio (fully phased-in)
Common equity Tier 1	$2,654,287
Adjustment related to capital components	(94,387)
Common equity Tier 1 (fully phased-in)	2,559,900
Total risk-weighted assets (fully phased-in)	26,909,755
Common equity Tier 1 ratio (fully phased-in)	9.51%
Tangible Common Equity Ratio
Total assets	$30,104,002	28,792,653	27,050,237	26,201,604	26,760,012
Goodwill	(59,678)	(24,431)	(24,431)	(24,431)	(24,431)
Other intangible assets, net	(13,223)	(471)	(1,265)	(3,415)	(5,149)
Tangible assets	$30,031,101	28,767,751	27,024,541	26,173,758	26,730,432

Total shareholders’ equity	$2,927,924	3,000,196	3,041,270	2,948,985	3,569,431
Goodwill	(59,678)	(24,431)	(24,431)	(24,431)	(24,431)
Other intangible assets, net	(13,223)	(471)	(1,265)	(3,415)	(5,149)
Series C Preferred Stock	(125,980)	(125,980)	(125,980)	(125,862)	—
Series A Preferred Stock	—	—	—	—	(957,327)
Tangible common equity	$2,729,043	2,849,314	2,889,594	2,795,277	2,582,524
Tangible equity units	—	—	—	—	(260,084)
Tangible common equity excluding tangible equity units	$2,729,043	2,849,314	2,889,594	2,795,277	2,322,440
Total shareholders’ equity to total assets ratio	9.73%	10.42	11.24	11.25	13.34
Tangible common equity to tangible assets ratio	9.09%	9.90	10.69	10.68	9.66
	Years Ended December 31,
	2016	2015
Adjusted Return on Average Assets
Net income	$246,784	226,082
Litigation settlement/contingency expenses	2,511	5,110
Restructuring charges	8,267	(36)
Fair value adjustment to Visa derivative	5,795	1,464
Loss on early extinguishment of debt, net	4,735	1,533
Merger-related expense	1,636	—
Amortization of intangibles	521	503
Investment securities gains, net	(6,011)	(2,769)
Tax effect of adjustments	(6,458)	(2,148)
Adjusted net income, after-tax	$257,780	229,739
Total average assets	$29,480,950	28,098,958
Return on average assets	0.84%	0.80
Adjusted return on average assets	0.87%	0.82
Return on Average Tangible Common Equity
Total average shareholders' equity	$2,939,506	3,017,900
Average Series C Preferred Stock	(125,980)	(125,980)
Total average common equity	$2,813,526	2,891,920
Average goodwill	(32,151)	(24,431)
Average other tangible assets, net	(269)	(853)
Average tangible common equity	$2,781,106	2,866,636
Net income available to common shareholders	$236,546	215,844
Amortization of intangibles, after-tax	328	317
Adjusted net income available to common shareholders	$236,874	216,161
Return on average common equity	8.41%	7.46
Return on average tangible common equity	8.52%	7.54

Parent Company
The Parent Company’s net assets consist primarily of its investment in Synovus Bank. The Parent Company’s primary uses of cash are for the servicing of debt, payment of dividends to shareholders, and repurchases of common stock. The Parent Company also provides the necessary funds to strengthen the capital of its subsidiaries if needed. These uses of cash are primarily funded by dividends from Synovus Bank, borrowings from external sources, and equity offerings.
Synovus returned over $322 million in capital to common shareholders during 2016 with $262.9 million of common stock repurchases and $59.4 million of common stock dividends. During the fourth quarter of 2016, Synovus' Board of Directors authorized a new share repurchase program of up to $200 million of the Company's common stock to be executed during 2017. The Board of Directors also approved a 25% increase in the Company's quarterly common stock dividend from $0.12 to $0.15 per share, effective with the quarterly dividend payable in April 2017.
With regard to our share repurchase programs, Synovus completed its $300 million share repurchase program during the fourth quarter of 2016. This program was authorized during the third quarter of 2015 and was executed over a 15 month period through a combination of open market transactions and an ASR. In 2016, Synovus repurchased a total of $262.9 million, or 8.7 million shares, of common stock, $212.9 million, or 7.3 million shares, of common stock of which was executed through open market transactions and $50.0 million, or 1.4 million shares, of which was executed through an ASR. During the fourth quarter of 2015, Synovus repurchased $37.1 million, or 1.2 million shares, through open market transactions. Synovus completed its $250 million share repurchase program during the third quarter of 2015. This program was announced on October 21, 2014 and expired on October 23, 2015. Under this program, Synovus repurchased 9.1 million shares of common stock through a combination of open market transactions and an ASR. From October 2014 through September 30, 2015, Synovus repurchased $175.0 million, or 6.2 million shares, of common stock through open market transactions, including $161.9 million, or 5.7 million shares, of common stock repurchased during 2015. Synovus also entered into a $75.0 million ASR in October 2014. During 2014, Synovus repurchased 2.5 million shares of common stock under this ASR, and during January 2015, Synovus repurchased 392 thousand shares upon completion of this ASR.
On October 1, 2016, Synovus completed its acquisition of Global One. Under the terms of the merger agreement, Synovus acquired Global One for an up-front payment of $30 million, consisting of the issuance of 821 thousand shares of Synovus common stock valued at $26.6 million and $3.4 million in cash, with additional annual payments to the former shareholders of Global One for three to five years based on a percentage of Global One's earnings as defined in the merger agreement.
On December 7, 2015, Synovus issued $250 million aggregate principal amount of subordinated notes due in 2025 in a public offering, for aggregate proceeds of $246.6 million, net of debt issuance costs. Also during the fourth quarter of 2015, Synovus repurchased $46.7 million of its 2017 subordinated notes in privately negotiated transactions which resulted in a pre-tax loss of $1.5 million. During January 2016, Synovus repurchased $124.7 million of the 2017 subordinated notes in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. 2016 results include a $4.7 million pre-tax loss relating to this tender offer.
On January 31, 2017, Synovus Bank paid an upstream cash dividend of $100.0 million to the Parent Company. During 2016, Synovus Bank paid upstream cash dividends of $325.0 million to the Parent Company. During 2015, Synovus Bank made upstream cash distributions to the Parent Company totaling $225.0 million including cash dividends of $199.9 million. During 2014, Synovus Bank made upstream cash distributions to the Parent Company totaling $182.0 million including cash dividends of $90.6 million.
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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve's current targeted range of 0.50% to 0.75% and the current prime rate of 3.75%. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a decline of 25 basis points to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity model indicates that, compared with a net interest income forecast assuming stable rates, net interest income is projected to increase by 2.2% and increase by 4.6% if interest rates increased by 100 and 200 basis points, respectively. Net interest income is projected to decline by 2.3% if interest rates decreased by 25 basis points. These changes were within Synovus’ policy limit of a maximum 5% negative change.

Table 40 - Twelve Month Net Interest Income Sensitivity
Change in Short-term Interest Rates (in basis points)	Estimated Change in Net Interest Income As of December 31,
	2016	2015
+200	4.6%	6.4%
+100	2.2%	3.8%
Flat	—%	—%
-25	-2.3%	-2.6%

The measured interest rate sensitivity indicates an asset sensitive position over the next year, which could serve to improve net interest income in a rising interest rate environment. The level of asset sensitivity has moderately declined in the past year, primarily due to duration extension within the investment portfolio and a modest reduction in the duration of our funding base. The actual realized change in net interest income would depend on several factors, some of which could serve to diminish or eliminate the asset sensitivity noted above. These factors include a higher than projected level of deposit customer migration to higher cost deposits, such as certificates of deposit, which would increase total interest expense and serve to reduce the realized level of asset sensitivity. Another factor which could impact the realized interest rate sensitivity in a rising rate environment is the repricing behavior of interest bearing non-maturity deposits. Assumptions for repricing are expressed as a beta relative to the change in the prime rate. For instance, a 50% beta would correspond to a deposit rate that would increase 0.5% for every 1% increase in the prime rate. Projected betas for interest bearing non-maturity deposit repricing are a key component of determining the Company's interest rate risk position. Should realized betas be higher than projected betas, the expected benefit from higher interest rates would be diminished. The following table presents an example of the potential impact of an increase in repricing betas in a rising rate environment on Synovus' realized interest rate sensitivity position.

Table 41 - Core Deposit Beta Sensitivity
Change in Short-term Interest Rates (in basis points)	As of December 31, 2016
	Base Scenario	15% Increase in Average Repricing Beta
+200	4.6%	2.8%
+100	2.2%	1.3%

While all of the above estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income.

The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter term time horizon. Synovus also evaluates potential longer term interest rate risk through modeling and evaluation of economic value of equity (EVE). This EVE modeling allows Synovus to capture longer-term repricing risk and options risk embedded in the balance sheet. Simulation modeling is utilized to measure the economic value of equity and its sensitivity to immediate changes in interest rates. These simulations value only the current balance sheet and do not incorporate growth assumptions used in the net interest income simulation. The EVE is the net fair value of assets, liabilities, and off-balance sheet financial instruments derived from the present value of future cash flows discounted at current market interest rates. From this baseline valuation, Synovus evaluates changes in the value of each of these items in various interest rate scenarios to determine the net impact on the economic value of equity. Key assumptions utilized in the model, namely loan prepayments, deposit pricing betas, and non-maturity deposit durations have a significant impact on the results of the EVE simulations.
As illustrated in the table below, the EVE model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 3.2% and 2.8%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. Assuming an immediate 25 basis point decline in rates, EVE is projected to decrease by 3.3%. These changes were within Synovus' policy which limits the maximum negative change in EVE to 20% of the base EVE.

Table 42 - Economic Value of Equity Sensitivity
Immediate Change in Interest Rates (in basis points)	Estimated Change in EVE As of December 31,
	2016	2015
+200	2.8%	3.2%
+100	3.2%	3.4%
- 25	-3.3%	- 3.5%

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
Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges. As of December 31, 2016 and December 31, 2015, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Synovus Financial Corp.:
We have audited the accompanying consolidated balance sheets of Synovus Financial Corp. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synovus Financial Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synovus Financial Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

Atlanta, Georgia
February 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Synovus Financial Corp.:
We have audited Synovus Financial Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synovus Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Synovus Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synovus Financial Corp. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Atlanta, Georgia
February 27, 2017

Synovus Financial Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2016	2015
ASSETS
Cash and cash equivalents	$395,175	367,092
Interest bearing funds with Federal Reserve Bank	527,090	829,887
Interest earning deposits with banks	18,720	17,387
Federal funds sold and securities purchased under resale agreements	58,060	69,819
Trading account assets, at fair value	9,314	5,097
Mortgage loans held for sale, at fair value	51,545	59,275
Investment securities available for sale, at fair value	3,718,195	3,587,818
Loans, net of deferred fees and costs	23,856,391	22,429,565
Allowance for loan losses	(251,758)	(252,496)
Loans, net	23,604,633	22,177,069
Premises and equipment, net	417,485	445,155
Goodwill	59,678	24,431
Other intangible assets	13,223	471
Other real estate	22,308	47,030
Deferred tax asset, net	395,356	511,948
Other assets	813,220	650,174
Total assets	$30,104,002	28,792,653
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$7,085,804	6,732,970
Interest bearing deposits, excluding brokered deposits	16,183,273	15,434,171
Brokered deposits	1,378,983	1,075,520
Total deposits	24,648,060	23,242,661
Federal funds purchased and securities sold under repurchase agreements	159,699	177,025
Long-term debt	2,160,881	2,186,893
Other liabilities	207,438	185,878
Total liabilities	27,176,078	25,792,457
Shareholders' Equity
Series C Preferred Stock – no par value. 5,200,000 shares outstanding at December 31, 2016 and December 31, 2015	125,980	125,980
Common stock - $1.00 par value. Authorized 342,857,143 shares at December 31, 2016 and December 31, 2015; issued 142,025,720 at December 31, 2016 and 140,592,409 at December 31, 2015; outstanding 122,266,106 at December 31, 2016 and 129,547,032 at December 31, 2015	142,026	140,592
Additional paid-in capital	3,028,405	2,989,981
Treasury stock, at cost – 19,759,614 shares at December 31, 2016 and 11,045,377 shares at December 31, 2015	(664,595)	(401,511)
Accumulated other comprehensive loss, net	(55,659)	(29,819)
Retained earnings	351,767	174,973
Total shareholders’ equity	2,927,924	3,000,196
Total liabilities and shareholders' equity	$30,104,002	28,792,653

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2016	2015	2014
Interest income:
Loans, including fees	$944,233	877,384	862,916
Investment securities available for sale	67,467	59,154	57,832
Trading account assets	91	303	456
Mortgage loans held for sale	2,646	2,546	2,304
Federal Reserve Bank balances	4,356	3,144	2,081
Other earning assets	4,010	3,431	3,103
Total interest income	1,022,803	945,962	928,692
Interest expense:
Deposits	64,206	65,534	55,179
Federal funds purchased and securities sold under repurchase agreements	200	168	220
Long-term debt	59,217	52,942	54,009
Total interest expense	123,623	118,644	109,408
Net interest income	899,180	827,318	819,284
Provision for loan losses	28,000	19,010	33,831
Net interest income after provision for loan losses	871,180	808,308	785,453
Non-interest income:
Service charges on deposit accounts	81,425	80,142	78,897
Fiduciary and asset management fees	46,594	45,928	45,226
Brokerage revenue	27,028	27,855	27,088
Mortgage banking income	24,259	24,096	18,354
Bankcard fees	33,318	33,172	32,931
Investment securities gains, net	6,011	2,769	1,331
Other fee income	20,220	21,170	19,130
Gain on sale of Memphis branches, net	—	—	5,789
Other non-interest income	34,339	32,788	33,358
Total non-interest income	273,194	267,920	262,104
Non-interest expense:
Salaries and other personnel expense	402,026	380,918	371,904
Net occupancy and equipment expense	109,347	107,466	105,806
Third-party processing expense	46,320	42,851	40,042
FDIC insurance and other regulatory fees	26,714	27,091	33,485
Professional fees	26,698	26,646	26,440
Advertising expense	20,264	15,477	24,037
Foreclosed real estate expense, net	12,838	22,803	25,321
Fair value adjustment to Visa derivative	5,795	1,464	3,041
Loss on early extinguishment of debt, net	4,735	1,533	—
Merger-related expense	1,636	—	—
Restructuring charges	8,267	36	20,585
Other operating expenses	91,283	91,370	94,337
Total non-interest expense	755,923	717,655	744,998
Income before income taxes	388,451	358,573	302,559
Income tax expense	141,667	132,491	107,310
Net income	246,784	226,082	195,249
Dividends on preferred stock	10,238	10,238	10,238
Net income available to common shareholders	$236,546	215,844	185,011
Net income per common share, basic	$1.90	1.63	1.34
Net income per common share, diluted	1.89	1.62	1.33
Weighted average common shares outstanding, basic	124,389	132,423	138,495
Weighted average common shares outstanding, diluted	125,078	133,201	139,154

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Comprehensive Income

	December 31, 2016			December 31, 2015			December 31, 2014
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$388,451	(141,667)	246,784	358,573	(132,491)	226,082	302,559	(107,310)	195,249
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	467	(180)	287	521	(201)	320	448	(173)	275
Net unrealized (losses) gains on investment securities available for sale:
Reclassification adjustment for net gains realized in net income	$(6,011)	2,314	(3,697)	(2,769)	1,066	(1,703)	(1,331)	513	(818)
Net unrealized (losses) gains arising during the period	(36,432)	14,027	(22,405)	(25,707)	9,901	(15,806)	47,223	(18,182)	29,041
Net unrealized (losses) gains	$(42,443)	16,341	(26,102)	(28,476)	10,967	(17,509)	45,892	(17,669)	28,223
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	$(144)	56	(88)	(272)	104	(168)	(144)	56	(88)
Actuarial gains arising during the period	102	(39)	63	236	(93)	143	395	(152)	243
Net unrealized (losses) gains	$(42)	17	(25)	(36)	11	(25)	251	(96)	155
Other comprehensive (loss) income	(42,018)	16,178	(25,840)	(27,991)	10,777	(17,214)	46,591	(17,938)	28,653
Comprehensive income			$220,944			208,868			223,902

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Changes in Shareholders' Equity

(in thousands, except per share data)	Series C Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2013	$125,862	139,721	2,976,348	(114,176)	(41,258)	(137,512)	2,948,985
Net income	—	—	—	—	—	195,249	195,249
Other comprehensive income, net of income taxes	—	—	—	—	28,653	—	28,653
Cash dividends declared on common stock - $0.31 per share	—	—	—	—	—	(42,805)	(42,805)
Cash dividends paid on Series C Preferred Stock	—	—	(10,238)	—	—	—	(10,238)
Series C Preferred Stock-adjustment to issuance costs	118	—	—	—	—	—	118
Repurchases and agreements to repurchase shares of common stock	—	—	(14,515)	(73,598)	—	—	(88,113)
Restricted share unit activity	—	52	(706)	—	—	(38)	(692)
Stock options exercised	—	177	2,871	—	—	—	3,048
Share-based compensation net tax deficiency	—	—	(3,168)	—	—	—	(3,168)
Share-based compensation expense	—	—	10,233	—	—	—	10,233
Balance at December 31, 2014	$125,980	139,950	2,960,825	(187,774)	(12,605)	14,894	3,041,270
Net income	—	—	—	—	—	226,082	226,082
Other comprehensive loss, net of income taxes	—	—	—	—	(17,214)	—	(17,214)
Cash dividends declared on common stock - $0.42 per share	—	—	—	—	—	(55,354)	(55,354)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	(10,238)	(10,238)
Repurchases and completion of ASR agreement to repurchase shares of common stock	—	—	14,516	(213,737)	—	—	(199,221)
Restricted share unit activity	—	304	(4,877)	—	—	(411)	(4,984)
Stock options exercised	—	338	5,305	—	—	—	5,643
Share-based compensation net tax benefit	—	—	1,656	—	—	—	1,656
Share-based compensation expense	—	—	12,556	—	—	—	12,556
Balance at December 31, 2015	$125,980	140,592	2,989,981	(401,511)	(29,819)	174,973	3,000,196
Net income	—	—	—	—	—	246,784	246,784
Other comprehensive loss, net of income taxes	—	—	—	—	(25,840)	—	(25,840)
Cash dividends declared on common stock - $0.48 per share	—	—	—	—	—	(59,425)	(59,425)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	(10,238)	(10,238)
Repurchases of common stock	—	—	—	(263,084)	—	—	(263,084)
Issuance of common stock for acquisition	—	821	25,771	—	—	—	26,592
Restricted share unit activity	—	316	(5,030)	—	—	(327)	(5,041)
Stock options exercised	—	297	4,858	—	—	—	5,155
Share-based compensation net tax deficiency	—	—	(790)	—	—	—	(790)
Share-based compensation expense	—	—	13,615	—		—	13,615
Balance at December 31, 2016	$125,980	142,026	3,028,405	(664,595)	(55,659)	351,767	2,927,924

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2016	2015	2014
Operating Activities
Net income	$246,784	226,082	195,249
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	28,000	19,010	33,831
Depreciation, amortization, and accretion, net	58,228	56,741	54,952
Deferred income tax expense	128,837	121,904	102,020
(Increase) decrease in trading account assets	(2,327)	8,766	(7,750)
Originations of mortgage loans held for sale	(705,394)	(790,625)	(766,815)
Proceeds from sales of mortgage loans held for sale	724,712	807,906	761,979
Gain on sales of mortgage loans held for sale, net	(13,780)	(14,966)	(12,357)
(Increase) decrease in other assets	(23,568)	7,799	2,258
Decrease in other liabilities	(4,239)	(24,906)	(8,990)
Investment securities gains, net	(6,011)	(2,769)	(1,331)
Losses and write-downs on other real estate, net	10,174	17,619	22,085
Losses and write-downs on other assets held for sale, net	8,001	892	7,643
Loss on early extinguishment of debt, net	4,735	1,533	—
Share-based compensation expense	13,615	12,556	10,233
Gain on sale of Memphis branches, net	—	—	(5,789)
Net cash provided by operating activities	$467,767	447,542	387,218

Investing Activities
Net cash received (used) in acquisitions/dispositions	6,146	—	(90,571)
Net (increase) decrease in interest earning deposits with banks	(1,335)	(5,577)	12,515
Net decrease in federal funds sold and securities purchased under resale agreements	11,759	3,291	7,864
Net decrease (increase) in interest bearing funds with Federal Reserve Bank	302,797	(108,525)	(76,834)
Proceeds from maturities and principal collections of investment securities available for sale	894,123	693,608	568,918
Proceeds from sales of investment securities available for sale	968,606	347,954	20,815
Purchases of investment securities available for sale	(2,051,283)	(1,634,531)	(378,919)
Proceeds from sales of loans	15,046	28,762	65,205
Proceeds from sale of other real estate	30,762	47,137	63,768
Net increase in loans	(1,129,422)	(1,411,050)	(1,326,596)
Purchase of Federal Reserve Bank capital stock	(97,293)	—	—
Purchase of bank-owned life insurance policies	(34,256)	(45,000)	—
Net increase in premises and equipment	(34,317)	(28,381)	(38,680)
Proceeds from sale of other assets held for sale	13,072	3,039	5,741
Net cash used in investing activities	$(1,105,595)	(2,109,273)	(1,166,774)
Financing Activities
Net increase in demand and savings deposits	1,512,451	2,274,949	562,669
Net (decrease) increase in certificates of deposit	(107,893)	(565,315)	283,543
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(17,326)	50,109	(21,216)
Repayments on long-term debt	(2,263,688)	(823,899)	(400,781)
Proceeds from issuance of long-term debt	1,875,000	871,644	510,000
Dividends paid to common shareholders	(59,425)	(55,354)	(42,805)
Dividends paid to preferred shareholders	(10,238)	(10,238)	(10,238)
Stock options exercised	5,155	5,643	3,048
Repurchases and agreements to repurchase shares of common stock	(263,084)	(199,221)	(88,113)
Restricted stock activity	(5,041)	(4,984)	(692)

Net cash provided by financing activities	$665,911	1,543,334	795,415
Increase (decrease) in cash and cash equivalents	28,083	(118,397)	15,859
Cash and cash equivalents at beginning of year	367,092	485,489	469,630
Cash and cash equivalents at end of year	$395,175	367,092	485,489

Supplemental Cash Flow Information
Cash Paid During the Period for:
Income tax payments, net	9,340	10,514	5,971
Interest paid	123,560	115,795	109,549
Non-cash Activities:
Mortgage loans held for sale transferred to loans at fair value	313	659	334
Loans foreclosed and transferred to other real estate	16,214	26,313	58,556
Premises and equipment transferred to other properties held for sale	25,231	2,340	16,613
Investment securities available for sale transferred to trading account assets at fair value	1,890	—	—
Securities purchased during the period but settled after period-end	—	—	25,938
Dispositions/Acquisitions:
Fair value of non-cash assets acquired (sold)	408,054	—	(100,982)
Fair value of liabilities assumed (sold)	387,608	—	(191,553)
Fair value of common stock issued	26,592	—	—

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
In addition to our banking operations, we also provide various other financial services to our customers through direct and indirect wholly-owned non-bank subsidiaries, including: Synovus Securities, Inc., headquartered in Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer, and the provision of individual investment advice on equity and other securities; Synovus Trust Company, N.A., headquartered in Columbus, Georgia, which provides trust, asset management, and financial planning services; and Synovus Mortgage Corp., headquartered in Birmingham, Alabama, which offers mortgage services.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses; the fair value of investment securities; the fair value of private equity investments; contingent liabilities related to legal matters; and the deferred tax assets valuation allowance. In connection with the determination of the allowance for loan losses and the valuation of certain impaired loans, management obtains independent appraisals for significant properties and properties collateralizing impaired loans. In making this determination, management also considers other factors or recent developments, such as changes in absorption rates or market conditions at the time of valuation and anticipated sales values based on management’s plans for disposition.
The following is a description of the Company's significant accounting policies.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At December 31, 2016 and 2015, $533 thousand and $100 thousand, respectively, of the due from banks balance was restricted as to withdrawal.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements. At December 31, 2016 and 2015, interest bearing funds with the Federal Reserve Bank included $130 million and $117.3 million, respectively, on deposit to meet Federal Reserve Bank reserve requirements. Interest earning deposits with banks include $5.6 million at December 31, 2016 and $2.2 million at December 31, 2015, which is pledged as collateral in connection with certain letters of credit. Federal funds sold include $56.1 million at December 31, 2016 and $65.9 million at December 31, 2015, which are pledged to collateralize certain derivative instruments. Federal funds sold and securities purchased under resale agreements, and federal funds purchased and securities sold under repurchase agreements, generally mature in one day.
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
Mortgage Banking Income
Mortgage banking income consists primarily of origination and ancillary fees on loans originated for sale, and gains and losses from the sale of mortgage loans. Mortgage loans are generally sold servicing released, without recourse or continuing involvement, and meet ASC 860-10-65 criteria for sale accounting.
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

Impaired Loans
Impaired loans are loans for which it is probable that Synovus will not be able to collect all amounts due according to the contractual terms of the loan agreements and all loans modified in a troubled debt restructuring (TDR). Other than TDRs, impaired loans do not include smaller-balance homogeneous loans that are collectively evaluated for impairment, which consist of most retail loans and commercial loan relationships less than $1.0 million. Impairment is measured on a discounted cash flow method based upon the loan's contractual effective interest rate, or at the loan's observable market price, or at the fair value of the collateral, less costs to sell if the loan is collateral-dependent. Interest income on non-accrual impaired loans is recognized as described above under "non-accrual loans." Impaired accruing loans generally consist of those TDRs for which management has concluded that the collectability of the loan is not in doubt.
At December 31, 2016, substantially all non-accrual impaired loans were collateral-dependent and secured by real estate. For impairment measured using the estimated fair value of collateral less costs to sell, fair value is estimated using appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments, such as selling costs and anticipated sales values, taking into account management's plans for disposition, which could result in adjustments to the fair value estimates indicated in the appraisals. The assumptions used in determining the amount of the impairment are subject to significant judgment. Use of different assumptions, for example, changes in the fair value of the collateral or management's plans for disposition could have a significant impact on the amount of impairment.
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
Troubled Debt Restructurings
When borrowers are experiencing financial difficulties, Synovus may, in order to assist the borrowers in repaying the principal and interest owed to Synovus, make certain modifications to the borrower's loan. All loan modifications, renewals, and refinances are evaluated for TDR classification. All TDRs are considered to be impaired loans, and the amount of impairment, if any, is determined in accordance with ASC 310-10-35.
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
Non-accruing TDRs may generally be returned to accrual status if there has been a period of performance, usually at least a six month sustained period of repayment performance in accordance with the agreement. Consistent with regulatory guidance, a TDR will generally no longer be reported as a TDR after a period of performance and after the loan was reported as a TDR at a year-end reporting date, and if at the time of the modification, the interest rate was at market, considering the credit risk associated with the borrower, and no principal was forgiven.
Allowance for Loan Losses
The allowance for loan losses represents management's best estimate of probable losses inherent in the funded loan porfolio. Changes to the allowance are recorded through a provision for loan losses and reduced by loans charged-off, net of recoveries.
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

The adjusted EL factors by portfolio are then adjusted by a loss emergence period for each loan type. A loss emergence period represents the amount of time between when a loss event first occurs to when it is charged off. The loss emergence period was determined for each loan type based on the Company's historical experience and is validated at least annually.
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
For dual risk rated loans, this process begins with scoring the loan for a rating during its initial approval process. Synovus began utilizing a dual risk rating methodology for certain components of its C&I loan portfolio in 2013 and extended the DRR methodology to certain income-producing real estate loans in 2014 and 2015. The DRR includes sixteen PD categories and nine categories for estimating losses given an event of default. The result is an EL rate established for each borrower.
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
Management continues to implement the DRR methodology for additional components of the commercial loan portfolio. The timing of future implementations will depend upon completion of applicable data analysis and model assessment. Approximately $7.6 billion, or 31.8%, of the total loan portfolio was rated using the DRR methodology at year-end 2016.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess purchase price over the fair value of identifiable net assets of acquired businesses. Goodwill is tested for impairment at the reporting unit level on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Synovus reviews goodwill for impairment as of June 30th and at interim periods if indicators of impairment exist.
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
Other intangible assets relate primarily to existing borrower relationships, trade name, and a distribution network resulting from a business acquisition. These intangible assets are amortized using straight line methods based on the remaining lives of the assets. Amortization periods range from eight to ten years. Amortization periods for intangible assets are monitored to determine if events and circumstances require such periods to be reduced.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the intangible assets is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered impaired, the amount of the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets based on the discounted expected future cash flows to be generated by the assets.
Other Real Estate
Other Real Estate (ORE) consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. A loan is classified as an in-substance foreclosure when Synovus has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place.
At foreclosure, ORE is recorded at the lower of cost or fair value less estimated selling costs, which establishes a new cost basis. Subsequent to foreclosure, ORE is evaluated quarterly and reported at fair value less estimated selling costs, not to exceed the new cost basis, determined by review of current appraisals, as well as the review of comparable sales and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors or recent developments such as changes in absorption rates or market conditions from the time of the latest appraisal received or previous re-evaluation performed, and anticipated sales values considering management's plans for disposition, which could result in an adjustment to lower the fair value estimates indicated in the appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral, less costs to sell, is recorded as a charge against the allowance for loan losses. Revenue and expenses from ORE operations as well as gains or losses on sales are recorded as foreclosed real estate expense, net, a component of non-interest expense on the consolidated statements of income. Subsequent declines in fair value are recorded on a property-by-property basis through use of a valuation allowance within ORE on the consolidated balance sheets and valuation adjustment account in foreclosed real estate expense, net, a component of non-interest expense on the consolidated statements of income.
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
Cash Surrender Value of Bank-Owned Life Insurance
Investments in bank-owned life insurance policies on certain current and former officers of Synovus are recorded at the net realizable value of the policies. Net realizable value is the cash surrender value of the policies less any applicable surrender charges and any policy loans. Synovus has not borrowed against the cash surrender value of these policies. Changes in the cash surrender value of the policies are recognized as a component of other non-interest income in the consolidated statements of income.
Investments in Federal Reserve Bank and Federal Reserve Home Loan Bank Stock
On November 17, 2016, Synovus Bank made an investment of $97.3 million in Federal Reserve Bank capital stock and became a member of the Federal Reserve System. Synovus held stock in the Federal Reserve Bank totaling $98.6 million at December 31, 2016 and $1.2 million at December 31, 2015. Synovus also held stock in the FHLB of Atlanta totaling $71.3 million at December 31, 2016 and $67.1 million at December 31, 2015. The Federal Reserve Bank and FHLB stocks are recorded at amortized cost. The investment in FHLB stock is required for membership in the FHLB system and in relation to the level of FHLB outstanding borrowings.
SBA/Government Guaranteed Loans (GGL) Servicing Assets, net
Synovus has retained servicing responsibilities on sold SBA/GGL loans and receives annual servicing fees on the outstanding loan balances.  SBA/GGL servicing rights are accounted for using the amortization method. A servicing asset is established at fair value at the time of the sale using a discounted future cash flow model. The servicing asset is then amortized in other non-interest expense.
Private Equity Investments
Private equity investments are recorded at fair value on the consolidated balance sheets with realized and unrealized gains and losses recorded on the consolidated statements of income (as a component of other non-interest income). The private equity investments in which Synovus holds a limited partner interest consist of funds that invest in privately held companies. For privately held companies in the fund, the general partner estimates the fair value of the company. The estimated fair value of the company is the estimated fair value as an exit price the fund would receive if it were to sell the company in the marketplace. The fair value of the fund's underlying investments is estimated through the use of valuation models, such as option pricing or a discounted cash flow model. Valuation factors, such as a company's financial performance against budget or milestones, last price paid by investors, with consideration given on whether financing is provided by insiders or unrelated new investors, public market comparables, liquidity of the market, industry and economic trends, and changes in management or key personnel, are used in the determination of estimated fair value.
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
Non-interest Income
Service Charges on Deposit Accounts
Service charges on deposit accounts consist of NSF fees, account analysis fees, and other service charges on deposits which consist primarily of monthly account fees. NSF fees are recognized at the time when the account overdraft occurs in accordance with regulatory guidelines. Account analysis fees consist of fees charged to certain commercial demand deposit accounts based upon account activity (and reduced by a credit which is based upon cash levels in the account). These fees, as well as monthly account fees, are recorded under the accrual method of accounting.
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
Income Taxes
Synovus is a domestic corporation that files a consolidated federal income tax return with its wholly-owned subsidiaries and files state income tax returns on a consolidated or separate entity basis with the various taxing jurisdictions based on its taxable presence. The current income tax accrual or receivable is an estimate of the amounts owed to or due from taxing authorities in which Synovus conducts business. It also includes increases and decreases in the amount of taxes payable for uncertain tax positions reported in tax returns for the current and/or prior years.
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
Share-based Compensation
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. Synovus' share-based compensation costs associated with employee grants are recorded as a component of salaries and other personnel expense in the consolidated statements of income. Share-based compensation costs associated with grants made to non-employee directors of Synovus are recorded as a component of other operating expenses. Share-based compensation expense for service-based awards that contain a graded vesting schedule is recognized net of estimated forfeitures for plan participants on a straight-line basis over the requisite service period for the entire award. The non-employee director restricted share units become fully vested and transferable upon the earlier to occur of the completion of three years of service and the date the holder reaches age 72. Thus, share-based compensation expense for non-employee awards is recognized over the shorter of three years or the time to age 72.
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
Synovus employs independent third-party pricing services to provide fair value estimates for its investment securities available for sale, trading account assets, and derivative financial instruments. Fair values for fixed income investment securities and certain derivative financial instruments are typically the prices supplied by either the third-party pricing service or an unrelated counterparty, which utilize quoted market prices, broker/dealer quotations for identical or similar securities, and/or inputs that are observable in the market, either directly or indirectly, for substantially similar securities. Level 1 securities are typically exchange quoted prices. Level 2 securities are typically matrix priced by a third-party pricing service to calculate the fair value. Such fair value measurements consider observable data, such as market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Level 3 instruments' value is determined using pricing models, discounted cash flow models and similar techniques, and may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability. These methods of valuation may result in a significant portion of the fair value being derived from unobservable assumptions that reflect Synovus' own estimates for assumptions that market participants would use in pricing the asset or liability.

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
Fair value estimates are based on existing financial instruments on the consolidated balance sheet, without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes, premises and equipment, equity method investments, goodwill and other intangible assets. In addition, the income tax ramifications related to the realization of the unrealized gains and losses on available for sale investment securities can have a significant effect on fair value estimates and have not been considered in any of the estimates.
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
Recently Adopted Accounting Standards Updates
During 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which became effective for Synovus on January 1, 2016. ASU 2015-02 modifies the analysis that companies must perform in order to determine whether a legal entity should be consolidated. ASU 2015-02 also simplifies current consolidation rules by reducing the number of consolidation models; placing more emphasis on risk of loss when determining a controlling financial interest; reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE; and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. Adoption of ASU 2015-02 did not have an impact on Synovus' consolidated financial statements.
Recently Issued Accounting Standards Updates
The following ASUs will be implemented effective January 1, 2017 or later:

ASU 2016-13, Financial Instruments--Credit Losses. On June 16, 2016, the FASB issued the new guidance related to credit losses. The new guidance replaces the existing incurred loss impairment guidance with a single expected credit loss methodology. The new guidance will require management’s estimate of credit losses over the full remaining expected life of loans and other financial instruments. For Synovus, the standard will apply to loans, unfunded loan commitments, and debt securities available for sale. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  Early adoption is permitted on January 1, 2019.  Upon adoption, Synovus will record a cumulative effect adjustment to retained earnings as of the beginning of the reporting period of adoption.

Synovus has begun its implementation efforts which are led by a cross-functional steering committee.  Management expects that the allowance for loan losses will be higher under the new standard; however, management is still in the process of determining the magnitude of the increase and the impact on its financial statements and regulatory capital ratios.  Additionally, the extent of the increase on the allowance for loan losses will depend upon the composition of the loan portfolio upon adoption of the standard, as well as economic conditions and forecasts at that time.

ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance includes a requirement to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. Currently, tax benefits in excess of compensation cost (“windfalls”) and tax deficiencies (“shortfalls”) are recorded in equity. For Synovus, this ASU will be effective for annual reporting periods beginning after December 15, 2016. Management expects that the ASU will create some quarterly income tax expense volatility, but the annual impact is not expected to be significant with only 973,361 stock options outstanding at December 31, 2016.  However, Synovus’ future stock price and changes in the stock price versus the grant date stock price will determine the amount of future tax “windfalls” or “shortfalls” reflected in income tax expense associated with exercises of stock options and vesting of outstanding restricted share units, market restricted share units, and performance share units.

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
Management is currently evaluating the impact of this ASU on Synovus’ consolidated financial statements. Synovus' initial scoping exercise determined that approximately 50% of non-interest income revenue streams are in the scope of these updates. The standard is expected to potentially impact ORE sales, interchange revenue, credit card loyalty programs, asset management fees, treasury management services revenue, and miscellaneous fees; however, the overall financial statement impact for Synovus is not expected to be significant. Extensive new disclosures will be required, including disaggregation of total revenue, information about performance obligations, changes in contract asset and liability account balances between periods, and information about key judgments and estimates and policy decisions regarding revenue recognition.
Additionally, the following ASUs will be implemented effective January 1, 2017 or later but are not expected to have a significant impact on Synovus' consolidated financial statements:

•	ASU 2016-18, Statement of Cash Flows-Restricted Cash

•	ASU 2016-15, Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments

•	ASU 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
Reclassifications
Prior years' consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

Note 2 - Acquisition
On October 1, 2016, Synovus completed its acquisition of all of the outstanding stock of Global One. Global One is an Atlanta-based private specialty financial services company that lends primarily to commercial entities, with all loans fully collateralized by cash value life insurance policies and/or annuities issued by investment grade life insurance companies. Under the terms of the merger agreement, Synovus acquired Global One for an up-front payment of $30 million, consisting of the issuance of 821 thousand shares of Synovus common stock valued at $26.6 million and $3.4 million in cash, with additional payments to Global One's shareholders over the next three to five years based on earnings from the Global One business as further discussed below.
The acquisition of Global One constituted a business combination. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as shown in the table below. The determination of fair value required management to make estimates about discount rates, future expected earnings and cash flows, market conditions, future loan growth, and other future events that are highly subjective in nature and subject to change. These fair value estimates have been determined only provisionally, and are based on preliminary fair value estimates.

Global One	October 1, 2016
(in thousands)	Preliminary Fair Value
Assets acquired:
Cash and due from banks	$9,554
Commercial and industrial loans(1)	356,665
Goodwill(2)	35,247
Other intangible assets	13,400
Other assets	2,742
Total assets acquired	$417,608
Liabilities assumed:
Notes payable(3)	$358,560
Contingent consideration	14,000
Deferred tax liability, net	3,145
Other liabilities	11,903
Total liabilities assumed	$387,608
Consideration paid	$30,000

Cash paid	$3,408
Fair value of common stock issued	26,592

(1) The unpaid principal balance of the loans was $356.7 million.
(2) The goodwill is not expected to be deductible for tax purposes.
(3) The unpaid principal balance of the notes payable was $357.0 million.
Under the terms of the merger agreement, the purchase price includes additional annual payments ("Earnout Payments") to Global One's former shareholders over the next three to five years, with amounts based on a percentage of net income attributable to "Global One Earnings," as defined in the merger agreement. The Earnout Payments will consist of shares of common stock as well as a smaller cash consideration component. The December 31, 2016 balance sheet reflects a provisional earnout liability of $14.0 million which represents management's preliminary estimate of the fair value of the Earnout Payments.
Other intangible assets consist of existing borrower relationships, trade name, and distribution network. Refer to Note 9 - "Goodwill and Other Intangible Assets" of this Report for more information.
Synovus' consolidated statement of income for the year ended December 31, 2016 includes the operating results produced by the acquired assets and assumed liabilities for the period of October 1, 2016 through December 31, 2016. The income statement impact was not significant. Additionally, Global One's historical results are not material to Synovus' results; accordingly, pro forma disclosures are not presented.

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
Note 4 - Restructuring Charges
For the years ended December 31, 2016, 2015, and 2014 total restructuring charges consist of the following components:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Severance charges	$—	—	7,246
Lease termination charges	6	(3)	4,808
Asset impairment charges	8,107	229	7,530
Gain on sale of assets held for sale, net	—	(401)	(766)
Professional fees and other charges	154	211	1,767
Total restructuring charges	$8,267	36	20,585

For the year ended December 31, 2016, restructuring charges totaled $8.3 million with $5.3 million related to Synovus' continued corporate real estate optimization activities. Synovus continues to evaluate its branch network while deploying additional digital and on-line capabilities to increase convenience for customers while lowering transaction costs, and identified and closed nine branches during the year ended December 31, 2016. Asset impairment charges associated with branch closures identified during 2016 totaled $2.8 million.
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
The following table presents aggregate activity associated with accruals that resulted from the restructuring charges recorded during the years ended December 31, 2016, 2015, and 2014:

(in thousands)	Severance Charges	Lease Termination Charges	Total
Balance at December 31, 2013	$1,572	1,383	2,955
Accruals for efficiency initiatives	7,246	4,808	12,054
Payments	(5,527)	(652)	(6,179)
Balance at December 31, 2014	3,291	5,539	8,830
Accruals for efficiency initiatives	—	(3)	(3)
Payments	(1,361)	(849)	(2,210)
Balance at December 31, 2015	1,930	4,687	6,617
Accruals for efficiency initiatives	—	6	6
Payments	(1,849)	(725)	(2,574)
Balance at December 31, 2016	$81	3,968	4,049

All professional fees and other charges were paid in the years that they were incurred. No other restructuring charges resulted in payment accruals.
Note 5 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at December 31, 2016 and 2015 are summarized below.

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$108,221	225	(644)	107,802
U.S. Government agency securities	12,727	266	—	12,993
Mortgage-backed securities issued by U.S. Government agencies	174,440	1,116	(1,354)	174,202
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,543,495	5,416	(42,571)	2,506,340
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	905,789	1,214	(16,561)	890,442
State and municipal securities	2,780	14	—	2,794
Equity securities	919	2,863	—	3,782
Other investments	20,247	—	(407)	19,840
Total investment securities available for sale	$3,768,618	11,114	(61,537)	3,718,195

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$43,125	232	—	43,357
U.S. Government agency securities	13,087	536	—	13,623
Securities issued by U.S. Government sponsored enterprises	126,520	389	—	126,909
Mortgage-backed securities issued by U.S. Government agencies	209,785	1,340	(1,121)	210,004
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,645,107	7,874	(22,562)	2,630,419
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	530,426	2,396	(3,225)	529,597
State and municipal securities	4,343	92	(1)	4,434
Equity securities	3,228	6,444	—	9,672
Other investments	20,177	—	(374)	19,803
Total investment securities available for sale	$3,595,798	19,303	(27,283)	3,587,818

At December 31, 2016 and 2015, investment securities with a carrying value of $2.04 billion and $2.43 billion, respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of December 31, 2016 and 2015 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in earnings. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities recovery of all such unrealized losses.

Declines in the fair value of available for sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of December 31, 2016, Synovus had 88 investment securities in a loss position for less than twelve months and four investment securities in a loss position for twelve months or longer.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016 and December 31, 2015 are presented below.

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	64,023	644	—	—	64,023	644
Mortgage-backed securities issued by U.S. Government agencies	128,121	1,240	3,626	114	131,747	1,354
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,123,181	42,571	—	—	2,123,181	42,571
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	682,492	15,653	24,801	908	707,293	16,561
Other investments	14,952	48	4,888	359	19,840	407
Total	$3,012,769	60,156	33,315	1,381	3,046,084	61,537

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	122,626	639	18,435	482	141,061	1,121
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,656,194	12,874	489,971	9,688	2,146,165	22,562
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	196,811	963	72,366	2,262	269,177	3,225
State and municipal securities	—	—	50	1	50	1
Other investments	14,985	15	4,818	359	19,803	374
Total	$1,990,616	14,491	585,640	12,792	2,576,256	27,283

The amortized cost and fair value by contractual maturity of investment securities available for sale at December 31, 2016 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at December 31, 2016
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$18,435	89,786	—	—	—	108,221
U.S. Government agency securities	999	5,929	5,799	—	—	12,727
Mortgage-backed securities issued by U.S. Government agencies	—	—	14,345	160,095	—	174,440
Mortgage-backed securities issued by U.S. Government sponsored enterprises	154	86	624,561	1,918,694	—	2,543,495
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	905,789	—	905,789
State and municipal securities	110	240	—	2,430	—	2,780
Equity securities	—	—	—	—	919	919
Other investments	—	—	15,000	2,000	3,247	20,247
Total amortized cost	$19,698	96,041	659,705	2,989,008	4,166	3,768,618
Fair Value
U.S. Treasury securities	$18,435	89,367	—	—	—	107,802
U.S. Government agency securities	1,021	6,019	5,953	—	—	12,993
Mortgage-backed securities issued by U.S. Government agencies	—	—	14,784	159,418	—	174,202
Mortgage-backed securities issued by U.S. Government sponsored enterprises	158	88	624,216	1,881,878	—	2,506,340
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	890,442	—	890,442
State and municipal securities	110	240	—	2,444	—	2,794
Equity securities	—	—	—	—	3,782	3,782
Other investments	—	—	14,952	1,796	3,092	19,840
Total fair value	$19,724	95,714	659,905	2,935,978	6,874	3,718,195

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the years ended December 31, 2016, 2015 and 2014 are presented below. OTTI charges of $88 thousand respectively, are included in gross realized losses for the year 2014. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

(in thousands)	2016	2015	2014
Proceeds from sales of investment securities available for sale	$968,606	347,954	20,815
Gross realized gains on sales (1)	$9,586	$4,356	$1,419
Gross realized losses on sales	(3,575)	(1,587)	(88)
Investment securities gains, net	$6,011	2,769	1,331

(1) Includes $1.4 million in gains in 2016 from the transfer of $1.9 million of investment securities available for sale to trading account assets.

Note 6 - Loans and Allowance for Loan Losses
Loans outstanding, by classification, at December 31, 2016 and 2015 are summarized below.

	December 31,
(in thousands)	2016	2015
Investment properties	$5,932,619	5,751,631
1-4 family properties	1,023,821	1,129,156
Land acquisition	409,534	513,981
Total commercial real estate	7,365,974	7,394,768
Commercial, financial and agricultural	6,915,927	6,453,180
Owner-occupied	4,636,016	4,318,950
Total commercial and industrial	11,551,943	10,772,130
Home equity lines	1,617,265	1,689,914
Consumer mortgages	2,296,604	1,938,683
Credit cards	232,413	240,851
Other retail loans	818,183	423,318
Total retail	4,964,465	4,292,766
Total loans	23,882,382	22,459,664
Deferred fees and costs, net	(25,991)	(30,099)
Total loans, net of deferred fees and costs	$23,856,391	22,429,565

A substantial portion of the loan portfolio is secured by real estate in markets located throughout Georgia, Alabama, Tennessee, South Carolina, and Florida. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in market conditions in these areas.

The following is a summary of current, accruing past due, and non-accrual loans by class as of December 31, 2016 and 2015.

Current, Accruing Past Due, and Non-accrual Loans
	December 31, 2016
( in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,924,225	2,958	—	2,958	5,436	5,932,619
1-4 family properties	1,000,590	4,962	161	5,123	18,108	1,023,821
Land acquisition	401,346	1,117	—	1,117	7,071	409,534
Total commercial real estate	7,326,161	9,037	161	9,198	30,615	7,365,974
Commercial, financial and agricultural	6,846,591	9,542	720	10,262	59,074	6,915,927
Owner-occupied	4,601,356	17,913	244	18,157	16,503	4,636,016
Total commercial and industrial	11,447,947	27,455	964	28,419	75,577	11,551,943
Home equity lines	1,585,228	10,013	473	10,486	21,551	1,617,265
Consumer mortgages	2,265,966	7,876	81	7,957	22,681	2,296,604
Credit cards	229,177	1,819	1,417	3,236	—	232,413
Other retail loans	809,419	5,771	39	5,810	2,954	818,183
Total retail	4,889,790	25,479	2,010	27,489	47,186	4,964,465
Total loans	$23,663,898	61,971	3,135	65,106	153,378	23,882,382	(1)

	December 31, 2015
( in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,726,307	2,284	—	2,284	23,040	5,751,631
1-4 family properties	1,105,914	6,300	103	6,403	16,839	1,129,156
Land acquisition	495,542	639	32	671	17,768	513,981
Total commercial real estate	7,327,763	9,223	135	9,358	57,647	7,394,768
Commercial, financial and agricultural	6,391,036	12,222	785	13,007	49,137	6,453,180
Owner-occupied	4,293,308	5,254	95	5,349	20,293	4,318,950
Total commercial and industrial	10,684,344	17,476	880	18,356	69,430	10,772,130
Home equity lines	1,667,552	5,882	0	5,882	16,480	1,689,914
Consumer mortgages	1,907,644	8,657	134	8,791	22,248	1,938,683
Credit cards	237,742	1,663	1,446	3,109	—	240,851
Other retail loans	418,337	2,390	26	2,416	2,565	423,318
Total retail	4,231,275	18,592	1,606	20,198	41,293	4,292,766
Total loans	$22,243,382	45,291	2,621	47,912	168,370	22,459,664	(2)

(1) Total before net deferred fees and costs of $26.0 million.
(2) Total before net deferred fees and costs of $30.1 million.
Non-accrual loans as of December 31, 2016 and 2015 were $153.4 million and $168.4 million, respectively. Interest income on non-accrual loans outstanding at December 31, 2016 and 2015 that would have been recorded if the loans had been current and performed in accordance with their original terms was $8.9 million and $10.5 million, respectively. Interest income recorded on these loans for the years ended December 31, 2016 and 2015 was $3.5 million and $4.3 million, respectively.

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

Loan Portfolio Credit Exposure by Risk Grade
	December 31, 2016
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$5,843,433	54,486	34,700	—	—		5,932,619
1-4 family properties	932,340	51,623	32,853	7,005	—		1,023,821
Land acquisition	360,017	31,360	17,897	260	—		409,534
Total commercial real estate	7,135,790	137,469	85,450	7,265	—		7,365,974
Commercial, financial and agricultural	6,642,648	126,268	140,425	6,445	141	(3)	6,915,927
Owner-occupied	4,462,420	60,856	111,330	1,410	—		4,636,016
Total commercial and industrial	11,105,068	187,124	251,755	7,855	141		11,551,943
Home equity lines	1,589,199	—	22,774	2,892	2,400	(3)	1,617,265
Consumer mortgages	2,271,916	—	23,268	1,283	137	(3)	2,296,604
Credit cards	230,997	—	637	—	779	(4)	232,413
Other retail loans	814,844	—	3,233	42	64	(3)	818,183
Total retail	4,906,956	—	49,912	4,217	3,380		4,964,465
Total loans	$23,147,814	324,593	387,117	19,337	3,521		23,882,382	(5)

	December 31, 2015
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$5,560,595	114,705	76,331	—	—		5,751,631
1-4 family properties	995,903	64,325	61,726	7,202	—		1,129,156
Land acquisition	436,835	46,208	30,574	364	—		513,981
Total commercial real estate	6,993,333	225,238	168,631	7,566	—		7,394,768
Commercial, financial and agricultural	6,184,179	152,189	100,658	13,330	2,824	(3)	6,453,180
Owner-occupied	4,118,631	78,490	121,272	98	459	(3)	4,318,950
Total commercial and industrial	10,302,810	230,679	221,930	13,428	3,283		10,772,130
Home equity lines	1,666,586	—	20,456	1,206	1,666	(3)	1,689,914
Consumer mortgages	1,910,649	—	26,041	1,700	293	(3)	1,938,683
Credit cards	239,405	—	480	—	966	(4)	240,851
Other retail loans	418,929	—	4,315	—	74	(3)	423,318
Total retail	4,235,569	—	51,292	2,906	2,999		4,292,766
Total loans	$21,531,712	455,917	441,853	23,900	6,282		22,459,664	(6)

(1) Includes $256.6 million and $303.7 million of Substandard accruing loans at December 31, 2016 and December 31, 2015, respectively.
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
(5) Total before net deferred fees and costs of $26.0 million.
(6) Total before net deferred fees and costs of $30.1 million.

The following table details the change in the allowance for loan losses by loan segment for the years ended December 31, 2016, 2015 and 2014.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Year Ended December 31, 2016
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$87,133	122,989	42,374	—	252,496
Charge-offs	(18,216)	(25,039)	(14,705)	—	(57,960)
Recoveries	15,226	9,071	4,925	—	29,222
Provision for loan losses	(2,327)	18,757	11,570	—	28,000
Ending balance	$81,816	125,778	44,164	—	251,758
Ending balance: individually evaluated for impairment	7,916	8,384	1,811	—	18,111
Ending balance: collectively evaluated for impairment	$73,900	117,394	42,353	—	233,647
Loans
Ending balance: total loans (1)	$7,365,974	11,551,943	4,964,465	—	23,882,382
Ending balance: individually evaluated for impairment	91,410	120,560	37,526	—	249,496
Ending balance: collectively evaluated for impairment	$7,274,564	11,431,383	4,926,939	—	23,632,886

	As Of and For The Year Ended December 31, 2015
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$101,471	118,110	41,736	—	261,317
Charge-offs	(13,998)	(22,583)	(20,758)	—	(57,339)
Recoveries	13,644	8,611	7,253	—	29,508
Provision for loan losses	(13,984)	18,851	14,143	—	19,010
Ending balance	$87,133	122,989	42,374	—	252,496
Ending balance: individually evaluated for impairment	18,969	10,477	989	—	30,435
Ending balance: collectively evaluated for impairment	$68,164	112,512	$41,385	$—	222,061
Loans
Ending balance: total loans(2)	$7,394,768	10,772,130	4,292,766	—	22,459,664
Ending balance: individually evaluated for impairment	157,958	105,599	38,243	—	301,800
Ending balance: collectively evaluated for impairment	$7,236,810	10,666,531	4,254,523	—	22,157,864

	As Of and For The Year Ended December 31, 2014
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Unallocated	Total
Allowance for loan losses
Beginning balance	$127,646	115,435	41,479	23,000	307,560
Allowance for loan losses of sold Memphis loans	(281)	(398)	(340)	—	(1,019)
Charge-offs	(49,716)	(38,941)	(24,881)	—	(113,538)
Recoveries	11,787	14,628	8,068	—	34,483
Provision for loan losses	12,035	27,386	17,410	(23,000)	33,831
Ending balance	$101,471	118,110	41,736	—	261,317
Ending balance: individually evaluated for impairment	21,755	10,451	1,270	—	33,476
Ending balance: collectively evaluated for impairment	$79,716	107,659	40,466	—	227,841
Loans
Ending balance: total loans(3)	$6,926,602	10,267,719	3,934,168	—	21,128,489
Ending balance: individually evaluated for impairment	251,536	146,026	44,586	—	442,148
Ending balance: collectively evaluated for impairment	$6,675,066	10,121,693	3,889,582	—	20,686,341

(1) Total before net deferred fees and costs of $26.0 million.
(2) Total before net deferred fees and costs of $30.1 million.
(3) Total before net deferred fees and costs of $30.8 million.

Below is a detailed summary of impaired loans (including accruing TDRs) by class as of December 31, 2016 and 2015.

Impaired Loans (including accruing TDRs)	December 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$748	793	—	5,384	—
1-4 family properties	1,850	5,847	—	1,461	—
Land acquisition	892	4,335	—	2,958	—
Total commercial real estate	3,490	10,975	—	9,803	—
Commercial, financial and agricultural	17,958	20,577	—	6,321	—
Owner-occupied	5,508	7,377	—	8,394	—
Total commercial and industrial	23,466	27,954	—	14,715	—
Home equity lines	1,051	1,051	—	1,045	—
Consumer mortgages	744	814	—	870	—
Credit cards	—	—	—	—	—
Other retail loans	—	—	—	—	—
Total retail	1,795	1,865	—	1,915	—
Total	28,751	40,794	—	26,433	—
With allowance recorded
Investment properties	32,729	32,729	2,267	42,836	1,699
1-4 family properties	38,972	38,978	4,754	47,806	1,098
Land acquisition	16,219	16,219	895	17,449	486
Total commercial real estate	87,920	87,926	7,916	108,091	3,283
Commercial, financial and agricultural	43,386	45,913	5,687	51,968	1,218
Owner-occupied	53,708	53,942	2,697	52,300	1,946
Total commercial and industrial	97,094	99,855	8,384	104,268	3,164
Home equity lines	9,638	9,638	971	9,668	432
Consumer mortgages	20,953	19,834	673	20,993	1,014
Credit cards	—	—	—	—	—
Other retail loans	5,140	5,140	167	5,062	303
Total retail	35,731	34,612	1,811	35,723	1,749
Total	220,745	222,393	18,111	248,082	8,196
Total
Investment properties	33,477	33,522	2,267	48,220	1,699
1-4 family properties	40,822	44,825	4,754	49,267	1,098
Land acquisition	17,111	20,554	895	20,407	486
Total commercial real estate	91,410	98,901	7,916	117,894	3,283
Commercial, financial and agricultural	61,344	66,490	5,687	58,289	1,218
Owner-occupied	59,216	61,319	2,697	60,694	1,946
Total commercial and industrial	120,560	127,809	8,384	118,983	3,164
Home equity lines	10,689	10,689	971	10,713	432
Consumer mortgages	21,697	20,648	673	21,863	1,014
Credit cards	—	—	—	—	—
Other retail loans	5,140	5,140	167	5,062	303
Total retail	37,526	36,477	1,811	37,638	1,749
Total impaired loans	$249,496	263,187	18,111	274,515	8,196

	December 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$10,051	12,946	—	11,625	—
1-4 family properties	1,507	5,526	—	2,546	—
Land acquisition	8,551	39,053	—	13,897	—
Total commercial real estate	20,109	57,525	—	28,068	—
Commercial, financial and agricultural	4,393	7,606	—	5,737	—
Owner-occupied	8,762	11,210	—	14,657	—
Total commercial and industrial	13,155	18,816	—	20,394	—
Home equity lines	1,030	1,030	—	573	—
Consumer mortgages	814	941	—	995	—
Credit cards	—	—	—	—	—
Other retail loans	—	—	—	—	—
Total retail	1,844	1,971	—	1,568	—
Total	35,108	78,312	—	50,030	—
With allowance recorded
Investment properties	62,305	62,305	10,070	73,211	2,131
1-4 family properties	51,376	51,376	6,184	61,690	1,618
Land acquisition	24,168	24,738	2,715	34,793	936
Total commercial real estate	137,849	138,419	18,969	169,694	4,685
Commercial, financial and agricultural	42,914	44,374	8,339	43,740	1,125
Owner-occupied	49,530	49,688	2,138	55,323	1,814
Total commercial and industrial	92,444	94,062	10,477	99,063	2,939
Home equity lines	9,575	9,575	206	8,318	346
Consumer mortgages	22,173	23,297	651	26,044	1,229
Credit cards	—	—	—	—	—
Other retail loans	4,651	4,651	132	5,105	323
Total retail	36,399	37,523	989	39,467	1,898
Total	266,692	270,004	30,435	308,224	9,522
Total
Investment properties	72,356	75,251	10,070	84,836	2,131
1-4 family properties	52,883	56,902	6,184	64,236	1,618
Land acquisition	32,719	63,791	2,715	48,690	936
Total commercial real estate	157,958	195,944	18,969	197,762	4,685
Commercial, financial and agricultural	47,307	51,980	8,339	49,477	1,125
Owner-occupied	58,292	60,898	2,138	69,980	1,814
Total commercial and industrial	105,599	112,878	10,477	119,457	2,939
Home equity lines	10,605	10,605	206	8,891	346
Consumer mortgages	22,987	24,238	651	27,039	1,229
Credit cards	—	—	—	—	—
Other retail loans	4,651	4,651	132	5,105	323
Total retail	38,243	39,494	989	41,035	1,898
Total impaired loans	$301,800	348,316	30,435	358,254	9,522

The average recorded investment in impaired loans was $622.0 million for the year ended December 31, 2014. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the years ended December 31, 2016 , 2015, and 2014. Interest income recognized for accruing TDRs was $14.9 million for the year ended December 31, 2014. At December 31, 2016, 2015, and 2014, impaired loans of $53.7 million, $77.9 million, and $93.7 million, respectively, were on non-accrual status.

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
The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the years ended December 31, 2016, 2015, and 2014 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Year Ended December 31, 2016
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	4	$—	1,825	3,518	5,343
1-4 family properties	39	—	5,499	1,488	6,987
Land acquisition	14	—	—	4,099	4,099
Total commercial real estate	57	—	7,324	9,105	16,429
Commercial, financial and agricultural	63	—	17,509	7,160	24,669
Owner-occupied	9	—	7,884	550	8,434
Total commercial and industrial	72	—	25,393	7,710	33,103
Home equity lines	5	—	225	123	348
Consumer mortgages	7	—	413	51	464
Credit cards	—	—	—	—	—
Other retail loans	28	—	394	2,256	2,650
Total retail	40	—	1,032	2,430	3,462
Total loans	169	$—	33,749	19,245	52,994	(1)

(1) As a result of these loans being reported as TDRs, there were no net charge-offs recorded during 2016.

TDRs by Concession Type
	Year Ended December 31, 2015
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	11	$—	25,052	6,973	32,025
1-4 family properties	43	14,823	4,667	2,763	22,253
Land acquisition	12	—	614	1,532	2,146
Total commercial real estate	66	14,823	30,333	11,268	56,424
Commercial, financial and agricultural	91	29	3,191	6,477	9,697
Owner-occupied	10	—	3,417	2,064	5,481
Total commercial and industrial	101	29	6,608	8,541	15,178
Home equity lines	53	—	2,826	2,905	5,731
Consumer mortgages	15	—	1,011	895	1,906
Credit cards	—	—	—	—	—
Other retail loans	27	—	444	703	1,147
Total retail	95	—	4,281	4,503	8,784
Total loans	262	$14,852	41,222	24,312	80,386	(1)

(1) As a result of these loans being reported as TDRs, there were net charge-offs of $4.0 million recorded during 2015.

TDRs by Concession Type
	Year Ended December 31, 2014
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	15	$—	8,423	5,813	14,236
1-4 family properties	68	—	6,611	6,492	13,103
Land acquisition	16	2,338	4,783	2,688	9,809
Total commercial real estate	99	2,338	19,817	14,993	37,148
Commercial, financial and agricultural	89	60	10,066	21,141	31,267
Owner-occupied	18	—	23,404	14,862	38,266
Total commercial and industrial	107	60	33,470	36,003	69,533
Home equity lines	20	—	2,335	451	2,786
Consumer mortgages	19	—	2,735	867	3,602
Credit cards	—	—	—	—	—
Other retail loans	27	—	663	566	1,229
Total retail	66	—	5,733	1,884	7,617
Total loans	272	$2,398	59,020	52,880	114,298	(1)

(1) As a result of these loans being reported as TDRs, there were net charge-offs of approximately $163 thousand recorded during 2014.

For the years ended December 31, 2016, 2015, and 2014, there were two defaults with a recorded investment of $181 thousand, seven defaults with a recorded investment of $12.5 million, and fifteen defaults with a recorded investment of $3.6 million, respectively, on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being place on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments).
If at the time that a loan was designated as a TDR the loan was not already impaired, the measurement of impairment resulting from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such a TDR is not significant. At December 31, 2016, the allowance for loan losses allocated to accruing TDRs totaling $195.8 million was $9.8 million compared to accruing TDR's of $223.9 million with a related allowance for loan losses of $12.6 million at December 31, 2015. Non-accrual non-homogeneous loans (commercial-type impaired loan relationships greater than $1 million) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation.
In the ordinary course of business, Synovus Bank has made loans to certain Synovus and Synovus Bank executive officers and directors (including their related interests). Management believes that such loans are made on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unaffiliated customers.
The following is a summary of such loans and the activity in these loans for the year ended December 31, 2016.

(in thousands)
Balance at December 31, 2015	$41,441
New loans	193,477
Repayments	(179,345)
Loans charged-off	—
Balance at December 31, 2016	$55,573

At December 31, 2016, there were no loans to executive officers and directors that were classified as nonaccrual, greater than 90 days past due and still accruing, or potential problem loans.

Note 7 - Other Comprehensive Income (Loss)
The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component, and is shown for the years ended December 31, 2016, 2015, and 2014.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities Available for Sale	Post-Retirement Unfunded Health Benefit	Total
Balance at December 31, 2013	$(13,099)	(28,936)	777	(41,258)
Other comprehensive income before reclassifications	—	29,041	243	29,284
Amounts reclassified from accumulated other comprehensive income (loss)	275	(818)	(88)	(631)
Net current period other comprehensive income	275	28,223	155	28,653
Balance at December 31, 2014	$(12,824)	(713)	932	(12,605)
Other comprehensive income (loss) before reclassifications	—	(15,806)	143	(15,663)
Amounts reclassified from accumulated other comprehensive income (loss)	320	(1,703)	(168)	(1,551)
Net current period other comprehensive income (loss)	320	(17,509)	(25)	(17,214)
Balance at December 31, 2015	$(12,504)	(18,222)	907	(29,819)
Other comprehensive income (loss) before reclassifications	—	(22,405)	63	(22,342)
Amounts reclassified from accumulated other comprehensive income (loss)	287	(3,697)	(88)	(3,498)
Net current period other comprehensive income (loss)	287	(26,102)	(25)	(25,840)
Balance at December 31, 2016	$(12,217)	(44,324)	882	(55,659)

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). During the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative instruments, equity securities, and debt securities as a single portfolio. As of December 31, 2016, the ending balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to the previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

The following table illustrates activity within the reclassifications out of accumulated other comprehensive income (loss), for the years ended December 31, 2016, 2015, and 2014.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Statement Where Net Income is Presented
	For the Years Ended December 31,
	2016	2015	2014
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(270)	(448)	(448)	Interest expense
Amortization of deferred losses	(197)	(73)	—	Loss on early extinguishment of debt, net
	180	201	173	Income tax (expense) benefit
	$(287)	(320)	(275)	Reclassifications, net of income taxes
Net unrealized gains (losses) on investment securities available for sale:
Realized gains, net on sales of securities (1)	$6,011	2,769	1,331	Investment securities gains, net
	(2,314)	(1,066)	(513)	Income tax (expense) benefit
	$3,697	1,703	818	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$144	272	144	Salaries and other personnel expense
	(56)	(104)	(56)	Income tax (expense) benefit
	$88	$168	$88	Reclassifications, net of income taxes

(1) Includes $1.4 million in gains in 2016 from the transfer of $1.9 million of investment securities available for sale to trading account assets.

Note 8 - Premises and Equipment
Premises and equipment at December 31, 2016 and 2015 consists of the following:

(in thousands)	Useful Life (in years)	2016	2015
Land	Indefinite	$97,080	106,656
Buildings and improvements	10 - 40	377,754	403,437
Leasehold improvements	10 - 40	41,355	41,095
Furniture and equipment	3 - 10	370,458	406,121
Construction in progress		29,104	44,120
Total premises and equipment		915,751	1,001,429
Less: Accumulated depreciation and amortization		(498,266)	(556,274)
Premises and equipment, net		$417,485	445,155

Net premises and equipment included $1.6 million and $1.7 million related to net capital leases at December 31, 2016 and 2015, respectively. Aggregate rent expense (principally for offices) net of sublease income, totaled $21.4 million, $23.1 million, and $22.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. Depreciation and amortization expense for the years ended December 31, 2016, 2015, and 2014 totaled $37.1 million, $35.3 million, and $33.9 million, respectively.
During the year ended December 31, 2016, Synovus transferred premises and equipment with a net book value of $25.2 million to other properties held for sale, a component of other assets. Additionally, during 2016, Synovus retired $68.4 million of zero net book value obsolete assets from the furniture and equipment category.
Lease Commitments
Synovus and its subsidiaries have entered into long-term operating leases for various facilities and equipment. Management expects that as these leases expire they will be renewed or replaced by similar leases based on need.
At December 31, 2016, minimum rental commitments under all such non-cancelable leases for the next five years and thereafter are presented below.

(in thousands)
2017	$27,527
2018	28,289
2019	25,484
2020	24,579
2021	22,247
Thereafter	154,219
Total	$282,345

Note 9 - Goodwill and Other Intangible Assets
At December 31, 2016 and 2015, the net carrying value of goodwill, net of accumulated impairment losses, was $59.7 million, consisting of goodwill associated with two reporting units. $24.4 million of the goodwill was attributable to the trust services reporting unit, and the remaining goodwill of $35.2 million was attributable to the Synovus Bank reporting unit and is a result of the Global One business combination completed during 2016. In connection with the acquisition, Synovus also acquired other intangible assets with preliminary fair values of $13.4 million consisting of existing borrower relationships, trade name, and distribution network. At December 31, 2016, other intangible assets had gross carrying amounts of $14.0 million, accumulated amortization of $817 thousand, and total net carrying value of $13.2 million. Aggregate other intangible assets amortization expense for the years ended December 31, 2016, 2015, and 2014 was $521 thousand, $503 thousand, and $603 thousand, respectively. Aggregate estimated amortization expense over the next five years is $1.1 million for 2017 and $1.2 million for each of the years 2018 through 2021.

At June 30, 2016, Synovus completed its annual goodwill impairment evaluation of the trust services reporting unit, and as a result of this evaluation, concluded that goodwill was not impaired. The estimated fair value of the trust services reporting unit was $129.2 million, which exceeded the carrying value of $77.4 million by $51.8 million, or 40%.
The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015:

(in thousands)	Trust Services Reporting Unit	Synovus Bank Reporting Unit	Total
Balance as of January 1, 2016
Goodwill	$24,431	—	24,431
Accumulated impairment losses	—	—	—
	24,431	—	24,431

Goodwill acquired during year	—	35,247	35,247
Impairment losses	—	—	—
Goodwill, net as of December 31, 2016	$24,431	35,247	59,678

Note 10 - Other Assets
Significant balances included in other assets at December 31, 2016 and 2015 are presented below.

(in thousands)	2016	2015
Cash surrender value of bank-owned life insurance	$378,830	338,002
Federal Reserve Bank and FHLB stock	169,864	68,288
Accrued interest receivable	70,393	65,218
Prepaid expenses	35,542	33,348
Accounts receivable	29,821	19,692
Private equity investments	25,493	28,018
Derivative asset positions	20,623	27,139
Other properties held for sale	14,830	10,671
SBA/GGL servicing assets, net	4,451	4,287
Miscellaneous other assets	63,373	55,511
Total other assets	$813,220	650,174

Synovus’ investment in bank-owned life insurance programs at December 31, 2016 and December 31, 2015 included approximately $15 million and $32 million, respectively, of separate account life insurance policies covered by stable value agreements. At December 31, 2016, the fair value of the investments underlying the separate account policies was approximately $14 million, which was within the coverage provided by the stable value agreements.
Note 11 - Deposits
A summary of interest bearing deposits at December 31, 2016 and 2015 is presented below.

(in thousands)	2016	2015
Interest bearing demand deposits	$4,768,313	4,377,407
Money market accounts, excluding brokered deposits	7,251,093	7,042,350
Savings accounts	929,402	714,410
Time deposits, excluding brokered deposits	3,234,465	3,300,004
Brokered deposits	1,378,983	1,075,520
Total interest bearing deposits	$17,562,256	16,509,691

The aggregate amount of time deposits of $250,000 or more was $829.5 million at December 31, 2016 and $774.3 million at December 31, 2015.
The following table presents contractual maturities of all time deposits at December 31, 2016.

(in thousands)
Maturing within one year	$2,424,336
Between 1 — 2 years	922,828
2 — 3 years	278,722
3 — 4 years	204,813
4 — 5 years	99,288
Thereafter	22,481
$3,952,468

Note 12 - Long-term Debt and Short-term Borrowings
Long-term debt at December 31, 2016 and 2015 is presented in the following table.

(in thousands)	2016	2015
Parent Company:
5.125% subordinated notes, due June 15, 2017, $278.6 million and $403.3 million par value at December 31, 2016 and 2015, respectively, with semi-annual interest payments and principal to be paid at maturity	$278,480	402,812
7.875% senior notes, due February 15, 2019, $300 million par value with semi-annual interest payments and principal to be paid at maturity	297,763	296,711
5.75% fixed to adjustable rate subordinated notes, due December 15, 2025, $250 million par value with semi-annual interest payments at 5.75% for the first five years and quarterly payments thereafter at an adjustable rate equal to the then-current three month LIBOR rate + 418.2 basis points and principal to be paid at maturity	247,136	246,644
LIBOR + 1.80% debentures, due April 19, 2035, $10 million par value with quarterly interest payments and principal to be paid at maturity (rate of 2.76% at December 31, 2016 and 2.31% at December 31, 2015)	10,000	10,000
Hedge-related basis adjustment(1)	873	4,018
Total long-term debt — Parent Company	834,252	960,185
Synovus Bank:
FHLB advances with interest and principal payments due at various maturity dates through 2022 and interest rates ranging from 0.63% to 0.66% at December 31, 2016 (weighted average interest rate of 0.64% and 0.46% at December 31, 2016 and 2015, respectively)	1,325,000	1,225,000
Capital lease with interest and principal payments due at various dates through 2031 (rate of 1.59% at both December 31, 2016 and 2015, respectively)	1,629	1,708
Total long-term debt — Synovus Bank	1,326,629	1,226,708
Total long-term debt	$2,160,881	2,186,893

(1) Unamortized balance of terminated interest rate swaps reflected in debt for financial reporting purposes.
During January 2016, Synovus repurchased $124.7 million of its subordinated notes maturing in 2017 in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. 2016 results include a $4.7 million pre-tax loss relating to this tender offer.
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
The provisions of the indentures governing Synovus’ long-term debt contain certain restrictions within specified limits on mergers, sales of all or substantially all of Synovus' assets and limitations on sales and issuances of voting stock of subsidiaries and Synovus’ ability to pay dividends on its capital stock if there is an event of default under the applicable indenture. As of December 31, 2016 and 2015, Synovus and its subsidiaries were in compliance with the covenants in these agreements.
The FHLB advances are secured by certain loans receivable with a recorded balance of $3.25 billion at December 31, 2016 and $3.26 billion at December 31, 2015.
Contractual annual principal payments on long-term debt for the next five years and thereafter are shown on the following table.

(in thousands)	Parent Company	Synovus Bank	Total
2017	$278,591	88	278,679
2018	—	89	89
2019	300,000	275,090	575,090
2020	—	350,092	350,092
2021	—	450,097	450,097
Thereafter	260,000	251,173	511,173
Total	$838,591	1,326,629	2,165,220

The following table sets forth certain information regarding federal funds purchased and other securities sold under repurchase agreements.

(dollars in thousands)	2016	2015	2014
Total balance at December 31,	$159,699	177,025	126,916
Weighted average interest rate at December 31,	0.08%	0.08	0.08
Maximum month end balance during the year	$286,175	250,453	247,170
Average amount outstanding during the year	216,593	205,305	198,085
Weighted average interest rate during the year	0.09%	0.08	0.11

Note 13 - Shareholders' Equity
The following table shows the changes in shares of preferred and common stock issued and common stock held as treasury shares for the three years ended December 31, 2016.

(shares in thousands)	Series C Preferred Stock Issued	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at December 31, 2013	5,200	139,721	813	138,908
Restricted share unit activity	—	52	—	52
Stock options exercised	—	177	—	177
Repurchase of common stock	—	—	3,014	(3,014)
Balance at December 31, 2014	5,200	139,950	3,827	136,123
Restricted share unit activity	—	304	—	304
Stock options exercised	—	338	—	338
Repurchase of common stock	—	—	7,218	(7,218)
Balance at December 31, 2015	5,200	140,592	11,045	129,547
Issuance of common stock for acquisition	—	821	—	821
Restricted share unit activity	—	316	—	316
Stock options exercised	—	297	—	297
Repurchase of common stock	—	—	8,715	(8,715)
Balance at December 31, 2016	5,200	142,026	19,760	122,266

Issuance of Common Stock for Acquisition
On October 1, 2016, Synovus completed its acquisition of Global One. Under the terms of the merger agreement, Synovus acquired Global One for an up-front payment of $30 million, consisting of the issuance of 821 thousand shares of Synovus common stock valued at $26.6 million and $3.4 million in cash, with additional annual payments to the former shareholders of Global One for three to five years based on a percentage of Global One's earnings as defined in the merger agreement. Please refer to Note 2 - "Acquisition" of this Report for more information on the acquisition of Global One.
Repurchases of Common Stock
Synovus completed its $300 million share repurchase program during the fourth quarter of 2016. This program was authorized during the third quarter of 2015 and was executed over a 15 month period through a combination of open market transactions and an ASR. In 2016, Synovus repurchased a total of $262.9 million, or 8.7 million shares, of common stock, $212.9 million, or 7.3 million shares, of common stock of which was executed through open market transactions and $50.0 million, or 1.4 million shares, of which was executed through an ASR. During the fourth quarter of 2015, Synovus repurchased $37.1 million, or 1.2 million shares, through open market transactions. Synovus completed its $250 million share repurchase program during the third quarter of 2015. This program was announced on October 21, 2014 and expired on October 23, 2015. Under this program, Synovus repurchased 9.1 million shares of common stock through a combination of open market transactions and an ASR. From October 2014 through September 30, 2015, Synovus repurchased $175.0 million, or 6.2 million shares, of common stock through open market transactions, including $161.9 million, or 5.7 million shares, of common stock repurchased during 2015. Synovus also entered into a $75.0 million ASR in October 2014. During 2014, Synovus repurchased 2.5 million shares of common stock under this ASR, and during January 2015, Synovus repurchased 392 thousand shares upon completion of this ASR.
Reverse Stock Split
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
The Basel III capital rules became effective January 1, 2015, for Synovus and Synovus Bank, subject to a transition period for several aspects, including the capital conservation buffer and certain regulatory capital adjustments and deductions, as described below. Under the Basel III capital rules, the minimum capital requirements for Synovus and Synovus Bank include a common equity Tier 1 (CET1) ratio of 4.5%; Tier 1 capital ratio of 6%; total capital ratio of 8%; and leverage ratio of 4%. When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased-in over a three-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. Under the Basel III capital rules, Synovus and Synovus Bank are well-capitalized if each has a CET1 ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a total risk-based capital ratio of 10% or greater, a leverage ratio of 5% or greater, and are not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure.
Management currently believes, based on internal capital analysis and earnings projections, that Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements.
The following table summarizes regulatory capital information at December 31, 2016 and 2015 on a consolidated basis and for Synovus’ significant subsidiary, defined as any direct subsidiary with assets or net income levels exceeding 10% of the consolidated totals.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Synovus Financial Corp.
Tier 1 capital	$2,685,880	2,660,016	1,599,725	1,538,637	N/A	N/A
Common equity tier 1 capital	2,654,287	2,660,016	1,199,794	1,153,977	N/A	N/A
Total risk-based capital	3,201,268	3,255,758	2,132,966	2,051,515	N/A	N/A
Tier 1 risk-based capital ratio	10.07%	10.37	6.00	6.00	N/A	N/A
Common equity tier 1 capital ratio	9.96	10.37	4.50	4.50	N/A	N/A
Total risk-based capital ratio	12.01	12.70	8.00	8.00	N/A	N/A
Leverage ratio	8.99	9.43	4.00	4.00	N/A	N/A
Synovus Bank
Tier 1 capital	$3,187,583	3,136,132	1,597,302	1,535,541	2,129,736	2,047,388
Common equity tier 1 capital	3,187,583	3,136,132	1,197,976	1,151,656	1,730,410	1,663,503
Total risk-based capital	3,441,563	3,390,764	2,129,736	2,047,388	2,662,169	2,559,235
Tier 1 risk-based capital ratio	11.97%	12.25	6.00	6.00	8.00	8.00
Common equity tier 1 capital ratio	11.97	12.25	4.50	4.50	6.50	6.50
Total risk-based capital ratio	12.93	13.25	8.00	8.00	10.00	10.00
Leverage ratio	10.68	11.15	4.00	4.00	5.00	5.00

(1) The prompt corrective action provisions are applicable at the bank level only.

Note 15 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the years ended December 31, 2016, 2015, and 2014.

	Years Ended December 31,
(in thousands, except per share data)	2016	2015	2014
Net income	$246,784	226,082	195,249
Dividends on preferred stock	10,238	10,238	10,238
Net income available to common shareholders	$236,546	215,844	185,011
Weighted average common shares outstanding	124,389	132,423	138,495
Potentially dilutive shares from outstanding equity-based awards	689	778	659
Weighted average diluted common shares	125,078	133,201	139,154
Net income per common share, basic	$1.90	1.63	1.34
Net income per common share, diluted	$1.89	1.62	1.33

For the years ended December 31, 2016, 2015, and 2014, there were 2.2 million, 2.8 million, and 3.3 million potentially dilutive shares, respectively, related to Warrants and stock options to purchase shares of common stock that were outstanding during 2016, 2015, and 2014, respectively, but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.
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

Level 3
Unobservable inputs that are supported by little, if any, market activity for the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow models and similar techniques, and may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability. These methods of valuation may result in a significant portion of the fair value being derived from unobservable assumptions that reflect Synovus' own estimates for assumptions that market participants would use in pricing the asset or liability. This category primarily consists of collateral-dependent impaired loans, other real estate, certain corporate securities, private equity investments, and contingent consideration.

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
Trading Account Assets and Investment Securities Available for Sale
The fair values of trading securities and investment securities available for sale are primarily based on actively traded markets where prices are based on either quoted market prices or observed transactions. Management employs independent third-party pricing services to provide fair value estimates for Synovus' investment securities available for sale and trading securities. Fair values for fixed income investment securities are typically determined based upon quoted market prices, broker/dealer quotations for identical or similar securities, and/or inputs that are observable in the market, either directly or indirectly, for substantially similar securities. Level 1 securities are typically exchange quoted prices and include financial instruments such as U.S. Treasury securities, marketable equity securities, and mutual fund investments. Level 2 securities are typically matrix priced by the third-party pricing service to calculate the fair value. Such fair value measurements consider observable data such as market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. The types of securities classified as Level 2 within the valuation hierarchy primarily consist of collateralized mortgage obligations, mortgage-backed securities, debt securities of GSEs and agencies, corporate debt, and state and municipal securities.
When there is limited activity or less transparency around inputs to valuation, Synovus develops valuations based on assumptions that are not readily observable in the marketplace; these securities are classified as Level 3 within the valuation hierarchy. The majority of the balance of Level 3 investment securities available for sale consists primarily of trust preferred securities issued by financial institutions. Synovus also carries non-marketable common equity securities within this category. Synovus accounts for the non-marketable common equity securities in accordance with ASC 325-20 which requires these investments to be carried at cost. To determine the fair value of the trust preferred securities, management uses a measurement technique to reflect one that utilizes credit spreads and/or credit indices available from a third-party pricing service.  In addition, for each trust preferred security, management projects non-credit adjusted cash flows, and discounts those cash flows to net present value incorporating a relevant credit spread in the discount rate.  Other inputs to calculating fair value include potential discounts for lack of marketability.

Management uses various validation procedures to confirm the prices received from pricing services and quotations received from dealers are reasonable. Such validation procedures include reference to market quotes and a review of valuations and trade activity of comparable securities. Consideration is given to the nature of the quotes (e.g., indicative or firm) and the relationship of recently evidenced market activity to the prices provided by the third-party pricing service. Further, management also employs the services of an additional independent pricing firm as a means to verify and confirm the fair values of the primary independent pricing firms.
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
Also, for the year ended December 31, 2015, Synovus held an interest in an investment fund that invested in publicly traded financial services companies. Although the fund held investments in publicly traded entities, the fair value of this investment was classified as Level 2 in the valuation hierarchy because there was no actively traded market for the fund itself, and the value of the investment was based on the aggregate fair value of the publicly traded companies that were held in the fund for investment.
Mutual Funds Held in Rabbi Trusts
Mutual funds held in rabbi trusts primarily invest in equity and fixed income securities. Shares of mutual funds are valued based on quoted market prices, and are therefore classified within Level 1 of the fair value hierarchy.
Other Liabilities
Other liabilities measured at fair value on a recurring basis include a contingent consideration obligation related to the Global One acquisition. Contingent consideration associated with the acquisition will be adjusted to fair value until settled. Since the assumptions used to measure fair value are based on internal metrics that are not market observable, the Earnout Payment liability is classified as Level 3.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of December 31, 2016 and 2015, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments. Transfers between levels for the years ended December 31, 2016 and 2015 were inconsequential.

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	3,460	—	3,460
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	3,438	—	3,438
State and municipal securities	—	426	—	426
Other investments	1,890	100		1,990
Total trading securities	1,890	7,424	—	9,314
Mortgage loans held for sale	—	51,545	—	51,545
Investment securities available for sale:
U.S. Treasury securities	107,802	—	—	107,802
U.S. Government agency securities	—	12,993	—	12,993
Mortgage-backed securities issued by U.S. Government agencies	—	174,202	—	174,202
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,506,340	—	2,506,340
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	890,442	—	890,442
State and municipal securities	—	2,794	—	2,794
Equity securities	3,782	—	—	3,782
Other investments(1)	3,092	14,952	1,796	19,840
Total investment securities available for sale	114,676	3,601,723	1,796	3,718,195
Private equity investments	—	—	25,493	25,493
Mutual funds held in rabbi trusts	11,479	—	—	11,479
Derivative assets:
Interest rate contracts	—	17,157	—	17,157
Mortgage derivatives(2)	—	3,466	—	3,466
Total derivative assets	—	20,623	—	20,623
Liabilities
Other liabilities(3)	—	—	14,000	14,000
Derivative liabilities:
Interest rate contracts	—	17,531	—	17,531
Visa derivative	—	—	5,768	5,768
Total derivative liabilities	$—	17,531	5,768	23,299

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	2,922	—	2,922
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	1,078	—	1,078
State and municipal securities	—	1,097	—	1,097
All other mortgage-backed securities	—	—	—	—
Total trading securities	—	5,097	—	5,097
Mortgage loans held for sale	—	59,275	—	59,275
Investment securities available for sale:
U.S. Treasury securities	43,357	—	—	43,357
U.S. Government agency securities	—	13,623	—	13,623
Securities issued by U.S. Government sponsored enterprises	—	126,909	—	126,909
Mortgage-backed securities issued by U.S. Government agencies	—	210,004	—	210,004
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,630,419	—	2,630,419
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	529,597	—	529,597
State and municipal securities	—	4,434	—	4,434
Equity securities	9,672	—	—	9,672
Other investments(1)	3,073	14,985	1,745	19,803
Total investment securities available for sale	56,102	3,529,971	1,745	3,587,818
Private equity investments	—	870	27,148	28,018
Mutual funds held in rabbi trusts	10,664	—	—	10,664
Derivative assets:
Interest rate contracts	—	25,580	—	25,580
Mortgage derivatives (2)	—	1,559	—	1,559
Total derivative assets	—	27,139	—	27,139
Liabilities
Trading account liabilities	—	1,032	—	1,032
Derivative liabilities:
Interest rate contracts	—	26,030	—	26,030
Visa derivative	—	—	1,415	1,415
Total derivative liabilities	$—	26,030	1,415	27,445

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
(3) Other liabilities include contingent consideration obligation related to Global One acquisition.

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

	Twelve Months Ended December 31,
(in thousands)	2016	2015	2014
Changes in fair value included in net income:
Mortgage loans held for sale	$(667)	(742)	1,399
Mortgage loans held for sale:
Fair value	51,545	59,275	63,328
Unpaid principal balance	51,114	58,177	61,488
Fair value less aggregate unpaid principal balance	$431	1,098	1,840

Changes in Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the year ended December 31, 2016 and 2015 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During 2016 and 2015, Synovus did not have any transfers between levels in the fair value hierarchy.

	2016
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Other Liabilities	Visa Derivative
Beginning balance, January 1,	$1,745	27,148	—	(1,415)
Total gains (losses) realized/unrealized:
Included in earnings	—	(1,026)	—	(5,795)
Unrealized gains included in other comprehensive income	51	—	—	—
Additions	—	—	(14,000)	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(629)	—	1,442
Amortization of discount/premium	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending balance, December 31,	$1,796	25,493	(14,000)	(5,768)
Total net (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31,	$—	(1,026)	—	(5,795)

	2015
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative
Beginning balance, January 1,	$1,645	27,367	(1,401)
Total gains (losses) realized/unrealized:
Included in earnings	—	(219)	(1,464)
Unrealized gains included in other comprehensive income	100	—	—
Additions	—	—	—
Sales	—	—	—
Issuances	—	—	—
Settlements	—	—	1,450
Amortization of discount/premium	—	—	—
Transfers in and/or out of Level 3	—	—	—
Ending balance, December 31,	$1,745	27,148	(1,415)
Total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31,	$—	(219)	(1,464)

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

	As of December 31, 2016			Fair Value Adjustments for the Year Ended December 31, 2016
(in thousands)	Level 1	Level 2	Level 3
Impaired loans*	$—	—	$21,742	6,613
Other real estate	—	—	19,305	1,223
Other assets held for sale	—	—	12,083	5,715

	As of December 31, 2015			Fair Value Adjustments for the Year Ended December 31, 2015
	Level 1	Level 2	Level 3
Impaired loans*	$—	—	$15,708	4,144
Other loans held for sale	—	—	471	31
Other real estate	—	—	48,166	4,927
Other assets held for sale	—	—	4,747	1,323

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

			December 31, 2016		December 31, 2015
(dollars in thousands)	Valuation Technique	Significant Unobservable Input	Level 3 Fair Value	Range (Weighted Average)(1)	Level 3 Fair Value	Range (Weighted Average)(1)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale - Other investments:

Trust preferred securities	Discounted cash flow analysis	Credit spread embedded in discount rate	$1,796	442 bps	1,745	477 bps

Private equity investments	Individual analysis of each investee company	Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies (2)	25,493	N/A	27,148	N/A

		Discount for lack of liquidity (2)		15%		15%

Other liabilities	Internal valuation	Percentage of net income attributable to Global One Earnings as defined in merger agreement for three to five years	14,000	3 - 5 years	—	N/A

Visa derivative liability	Internal valuation	Estimated timing of resolution of covered litigation, future cumulative deposits to the litigation escrow for settlement of the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty	5,768	1 - 5 years	1,415	N/A

			December 31, 2016	December 31, 2015
(dollars in thousands)	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis

Collateral-dependent impaired loans	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-52% (25%) 0%-10% (7%)	0%-80% (29%) 0%-10% (7%)

Other loans held for sale	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (3) Estimated selling costs	N/A	0%-3% (3%) 0%-10% (7%)

Other real estate	Third-party appraised value less estimated selling costs	Discount to appraised value (3) Estimated selling costs	0%-10% (5%) 0%-10% (7%)	0%-20% (7%) 0%-10% (7%)

Other assets held for sale	Third-party appraised value less estimated selling costs or BOV	Discount to appraised value (3) Estimated selling costs	0%-81% (47%) 0%-10% (7%)	0%-35% (31%) 0%-10% (7%)

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
Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at December 31, 2016 and 2015. The fair values represent management’s best estimates based on a range of methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans, interest bearing deposits (including brokered deposits), and long-term debt, the fair value amounts should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately.
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
The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of December 31, 2016 and 2015 are as follows:

	December 31, 2016
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$395,175	395,175	395,175	—	—
Interest bearing funds with Federal Reserve Bank	527,090	527,090	527,090	—	—
Interest earning deposits with banks	18,720	18,720	18,720	—	—
Federal funds sold and securities purchased under resale agreements	58,060	58,060	58,060	—	—
Trading account assets	9,314	9,314	1,890	7,424	—
Mortgage loans held for sale	51,545	51,545	—	51,545	—
Investment securities available for sale	3,718,195	3,718,195	114,676	3,601,723	1,796
Private equity investments	25,493	25,493	—	—	25,493
Mutual funds held in rabbi trusts	11,479	11,479	11,479	—	—
Loans, net of deferred fees and costs	23,856,391	23,709,434	—	—	23,709,434
Derivative assets	20,623	20,623	—	20,623	—
Financial Liabilities
Non-interest bearing deposits	7,085,804	7,085,804	—	7,085,804	—
Interest bearing deposits	17,562,256	17,560,021	—	17,560,021	—
Federal funds purchased, other short-term borrowings and other short-term liabilities	159,699	159,699	159,699	—	—
Long-term debt	2,160,881	2,217,544	—	2,217,544	—
Other liabilities	14,000	14,000	—	—	14,000
Derivative liabilities	$23,299	23,299	—	17,531	5,768

	December 31, 2015
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$367,092	367,092	367,092	—	—
Interest bearing funds with Federal Reserve Bank	829,887	829,887	829,887	—	—
Interest earning deposits with banks	17,387	17,387	17,387	—	—
Federal funds sold and securities purchased under resale agreements	69,819	69,819	69,819	—	—
Trading account assets	5,097	5,097	—	5,097	—
Mortgage loans held for sale	59,275	59,275	—	59,275	—
Other loans held for sale	425	425	—	—	425
Investment securities available for sale	3,587,818	3,587,818	56,102	3,529,971	1,745
Private equity investments	28,018	28,018	—	870	27,148
Mutual funds held in Rabbi Trusts	10,664	10,664	10,664	—	—
Loans, net of deferred fees and costs	22,429,565	22,192,903	—	—	22,192,903
Derivative assets	27,139	27,139	—	27,139	—
Financial liabilities
Trading account liabilities	$1,032	1,032	—	1,032	—
Non-interest bearing deposits	6,732,970	6,732,970	—	6,732,970	—
Interest bearing deposits	16,509,691	16,516,222	—	16,516,222	—
Federal funds purchased, other short-term borrowings, and other short-term liabilities	177,025	177,025	177,025	—	—
Long-term debt	2,186,893	2,244,376	—	2,244,376	—
Derivative liabilities	27,445	27,445	—	26,030	1,415

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
Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of December 31, 2016 and 2015, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk related to core banking activities.
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
Cash Flow Hedges
As of December 31, 2016 and 2015, there were no cash flow hedges outstanding. The unamortized deferred net loss balance from previously terminated cash flow hedges at December 31, 2016 and 2015 was $(130) thousand and $(597) thousand, respectively. Synovus expects to reclassify from accumulated other comprehensive income (loss) the remaining $130 thousand to interest expense during the next six months as amortization of deferred losses from prior period cash flow hedge terminations is recognized. Additionally, during 2016, Synovus recognized $196 thousand of the deferred loss balance as a component of loss on early extinguishment of debt, net.
Fair Value Hedges
As of December 31, 2016 and 2015, there were no fair value hedges outstanding. The unamortized deferred gain balance from previously terminated fair value hedges at December 31, 2016 and 2015 was $873 thousand and $4.0 million, respectively. Synovus expects to reclassify from hedge-related basis adjustment, a component of long-term debt, the remaining $873 thousand of deferred gain balance on previously terminated fair value hedges as a reduction of interest expense during the next six months as amortization of deferred gains is recorded. Additionally, during 2016, Synovus recorded $1.3 million of the unamortized deferred gain balance as a component of loss on early extinguishment of debt, net.
Customer Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated counterparties. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' consolidated balance sheet. Fair value changes are recorded as a component of non-interest income. As of December 31, 2016, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.32 billion, an increase of $49.2 million compared to December 31, 2015.
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative contract was $5.8 million and $1.4 million at December 31, 2016 and 2015, respectively. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterpary under the terms of the contract. Management believes that the estimate of Synovus' exposure to the Visa indemnification and fees associated with the Visa derivative is adequate based on current information, including Visa's recent announcements and disclosures. However, future developments in the litigation could require potentially significant changes to Synovus' estimate. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Visa Shares and Related Agreements" of this Report for further information.
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
At December 31, 2016 and 2015, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $88.2 million and $88.8 million, respectively. Fair value adjustments related to these commitments resulted in a gain of $182 thousand and $175 thousand for the year ended December 31, 2016 and 2015, respectively, which were recorded as a component of mortgage banking income in the consolidated statements of income.
At December 31, 2016 and 2015, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $126.5 million and $95.0 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. Fair value adjustments related to these outstanding commitments to sell mortgage loans resulted in gains of $1.7 million and $924 thousand for the years ended December 31, 2016 and 2015, respectively, which were recorded as a component of mortgage banking income in the consolidated statements of income.
Collateral Requirements
Pursuant to the Dodd-Frank Act, certain derivative transactions have collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As of December 31, 2016, collateral totaling $56.1 million of federal funds sold was pledged to the derivative counterparties to comply with collateral requirements.
The impact of derivative instruments on the consolidated balance sheets at December 31, 2016 and 2015 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
		December 31,			December 31,
(in thousands)	Location on Consolidated Balance Sheet	2016	2015	Location on Consolidated Balance Sheet	2016	2015
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$17,157	25,580	Other liabilities	17,531	26,030
Mortgage derivatives	Other assets	3,466	1,559	Other liabilities	—	—
Visa derivative		—	—	Other liabilities	5,768	1,415
Total derivatives not designated as hedging instruments		$20,623	27,139		23,299	27,445

The pre-tax effect of fair value hedges on the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014 is presented below.

	Derivative
	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Twelve Months Ended December 31,
(in thousands)		2016	2015	2014
Derivatives not designated as hedging instruments
Interest rate contracts(1)	Other Non- Interest Income	$76	44	460
Mortgage derivatives(2)	Mortgage Banking Income	$1,907	1,099	(1,062)
Total		$1,983	1,143	(602)

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third-party investors.
During the years ended December 31, 2016, 2015, and 2014, Synovus reclassified $1.8 million, $3.1 million, and $3.1 million, respectively, from hedge-related basis adjustment, a component of long-term debt, as a reduction to interest expense. Additionally, during 2016 and 2015, Synovus reclassified $1.3 million and $495 thousand, respectively, from hedge-related basis adjustment as a reduction to loss on early extinguishment of debt, net. These deferred gains relate to hedging relationships that have been previously terminated and are reclassified into earnings over the remaining life of the hedged items.
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
Consolidated Variable Interest Entities
Rabbi Trusts – Synovus has established certain rabbi trusts related to deferred compensation plans offered to its employees. Synovus contributes employee cash compensation deferrals to the trusts and directs the underlying investments made by the trusts. The assets of these trusts are available to Synovus creditors only in the event that Synovus becomes insolvent. These trusts are considered VIEs because either there is no equity at risk in the trusts or because Synovus provided the equity interest to its employees in exchange for services rendered. While the employees have the ability to direct their funds within the trusts, Synovus is considered the primary beneficiary of the rabbi trusts as it has the ability to direct the underlying investments made by the trusts as well as make funding decisions related to the trusts, the activities that most significantly impact the economic performance of the rabbi trusts. Synovus includes the assets of the rabbi trusts as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. At December 31, 2016 and 2015, the aggregate amount of rabbi trust assets and benefit obligation was $11.5 million and $10.7 million, respectively.
Non-consolidated Variable Interest Entities
Low Income Housing Tax Credit Partnerships – Synovus and its subsidiary bank, Synovus Bank, make equity investments as a limited partner in various partnerships which are engaged in the development and operation of affordable multi-family housing utilizing the LIHTC pursuant to Section 42 of the Code. The purpose of these investments is to earn a return on the investment and to support community reinvestment initiatives of Synovus Bank. The activities of these LIHTC partnerships are limited to development and operation of multi-family housing that is leased to qualifying residential tenants. These partnerships are generally located in southeastern communities where Synovus has a banking presence and are considered VIEs because Synovus, as the holder of an equity investment at risk, does not have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the success of the partnerships). Synovus provides construction lending for certain of the LIHTC partnerships in which it also has an equity investment. Synovus is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the financial performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. At December 31, 2016 and 2015, the aggregate carrying value of Synovus’ investments in LIHTC partnerships was $26.5 million and $18.9 million, respectively, and the cumulative amount of equity investments was $34.1 million in 2016 and $29.3 million in 2015. Synovus uses the equity method of accounting for these investments which are included as a component of other assets on Synovus’ consolidated balance sheet. At December 31, 2016 and 2015, Synovus had $17.4 million and $12.2 million, respectively, commitments to fund equity investments in LIHTC partnerships.
Certain Commercial Loans – For certain troubled commercial loans, Synovus restructures the terms of the borrower’s debt in an effort to increase the probability of receipt of amounts contractually due. A TDR generally requires consideration of whether the borrowing entity is a VIE as economic events may have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As Synovus does not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ operations, it is not considered the primary beneficiary, even in situations where, based on the size of the financing provided, Synovus is exposed to potentially significant benefits and losses of the borrowing entity. Synovus has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt that allow for preparation of the underlying collateral for sale.
Note 19 - Visa Shares and Related Agreements
Synovus is a member of the Visa USA network and received shares of Visa Class B common stock in exchange for its membership interest in Visa USA in conjunction with the Visa IPO in 2008. Visa members have indemnification obligations with respect to the Covered Litigation. Visa Class B shares are subject to certain restrictions until settlement of the Covered Litigation. As of December 31, 2016, all of the Covered Litigation had not been settled. Visa has established a litigation escrow to fund settlement of the Covered Litigation. The litigation escrow is funded by proceeds from Visa's conversion of Class B shares to Class A shares.
In November 2009, Synovus sold its remaining Visa Class B shares to another Visa USA member financial institution. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. As of December 31, 2016 and 2015, the fair value of the derivative contract was $5.8 million and $1.4 million, respectively. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract. For the years ended December 31, 2016, 2015 and 2014, Synovus recognized fair value adjustments to the Visa derivative of $5.8 million, $1.5 million and $3.0 million, respectively.
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
The contractual amount of these financial instruments represents Synovus' maximum credit risk should the counterparty draw upon the commitment, and should the counterparty subsequently fail to perform according to the terms of the contract. Since many of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. Additionally, certain commitments (primarily consumer) can generally be canceled by providing notice to the borrower.
The carrying amount of loan commitments and letters of credit closely approximates the fair value of such financial instruments. Carrying amounts include unamortized fee income and, in some instances, allowances for any estimated credit losses from these financial instruments. These amounts are not material to Synovus' consolidated balance sheets.
Unfunded lending commitments and letters of credit at December 31, 2016 are presented below.

(in thousands)
Letters of credit*	$150,948
Commitments to fund commercial real estate, construction, and land development loans	1,394,162
Unused credit card lines	1,103,431
Commitments under home equity lines of credit	1,096,052
Commitments to fund commercial and industrial loans	4,792,834
Other loan commitments	307,772
Total unfunded lending commitments and letters of credit	$8,845,199

* Represent the contractual amount net of risk participations of $83 million.
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
Repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. The total accrued liability related to mortgage repurchase claims was $2.3 million and $3.2 million at December 31, 2016 and December 31, 2015, respectively.

Note 21 - Legal Proceedings
Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. Synovus, like many other financial institutions, has been the target of numerous legal actions and other proceedings asserting claims for damages and related relief for losses. These actions include claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including putative class action matters. In addition to actual damages if Synovus does not prevail in asserted legal actions, credit-related litigation could result in additional write-downs or charge-offs of loans, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off were to occur.
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of December 31, 2016 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
In addition, where Synovus determines that there is a reasonable possibility of a loss in respect of legal matters, Synovus considers whether it is able to estimate the total reasonably possible loss or range of loss. An event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely.” An event is “remote” if “the chance of the event or future event occurring is more than slight but less than reasonably possible." In many situations, Synovus may be unable to estimate reasonably possible losses due to the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. For those legal matters where Synovus is able to estimate a range of reasonably possible losses, management currently estimates the aggregate range from our outstanding litigation is from zero to $12 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be higher. As there are further developments in these legal matters, Synovus will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations for any particular period.
Synovus intends to vigorously pursue all available defenses to these legal matters, but will also consider other alternatives, including settlement, in situations where there is an opportunity to resolve such legal matters on terms that Synovus considers to be favorable, including in light of the continued expense and distraction of defending such legal matters. Synovus maintains insurance coverage, which may be available to cover legal fees, or potential losses that might be incurred in connection with such legal matters. The above-noted estimated range of reasonably possible losses does not take into consideration insurance coverage which may or may not be available for the respective legal matters.
Note 22 - Employment Expenses and Benefit Plans
For the years ended December 31, 2016, 2015, and 2014, Synovus provided a 100% matching contribution on the first 4% of eligible employee 401(k) contributions for a total annual contribution of $10.8 million, $9.9 million, and $9.4 million, respectively.
For the years ended December 31, 2016, 2015, and 2014, Synovus sponsored a stock purchase plan for directors and employees whereby Synovus made contributions equal to 15% of employee and director voluntary contributions, subject to certain maximum contribution limitations. The funds are used to purchase outstanding shares of Synovus common stock. Synovus recorded as expense $826 thousand, $835 thousand, and $880 thousand for contributions to these plans in 2016, 2015, and 2014, respectively.
Synovus also has a non-contributory profit sharing plan that covers all eligible employees. The company may contribute a discretionary contribution to this plan on an annual basis. For the years ended December 31, 2016, 2015, and 2014, Synovus did not make contributions to the profit sharing plan.

Note 23 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. The 2013 Omnibus Plan authorizes 8,571,429 common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units, and performance share units) count as two share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. At December 31, 2016, Synovus had a total of 6,432,798 common share equivalents of its authorized but unissued common stock reserved for future grants under the 2013 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, restricted share units, market restricted share units, and performance share units. The grants generally include vesting periods ranging from three to five years and contractual terms of ten years. As further discussed below, market restricted share units and performance share units are granted at a defined target level and are compared annually to required market and performance metrics to determine actual units vested and compensation expense. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units, market restricted share units, and performance share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
During 2016, Synovus awarded 350,458 restricted share units to employees and non-employee directors and granted 93,913 market restricted share units and 83,529 performance share units to senior management. The weighted average grant date fair value of the awarded restricted share units, market restricted share units, and performance share units was $26.43, $26.93, and $25.95, per share, respectively. During 2015, Synovus awarded 321,874 restricted share units to employees and non-employee directors and granted 82,152 market restricted share units and 82,152 performance share units to senior management. The weighted average grant date fair value of the awarded restricted share units, market restricted share units, and performance share units was $28.09, $29.39, and $28.06, per share, respectively, for 2015. During 2014, Synovus awarded 407,374 restricted share units to employees and non-employee directors and granted 90,117 market restricted share units and 67,157 performance share units to senior management. The weighted average grant date fair value of the awarded restricted share units, market restricted share units, and performance share units was $23.69, $24.30, and $23.47, per share, respectively, for 2014. The restricted share units and the market restricted share units granted during 2016, 2015, and 2014 contain a service-based vesting period of three years with most awards vesting pro-rata over three years.
Share-based Compensation Expense
Total share-based compensation expense was $13.6 million, $12.6 million, and $10.2 million for 2016, 2015, and 2014, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $5.0 million, $4.6 million, and $3.9 million for 2016, 2015, and 2014, respectively. No share-based compensation costs have been capitalized for the years ended December 31, 2016, 2015, and 2014. As of December 31, 2016, unrecognized compensation cost related to the unvested portion of share-based compensation arrangements involving shares of Synovus stock was approximately $15.0 million.
Stock Options
There were no stock option grants in 2016, 2015, or 2014. A summary of stock option activity and changes during the years ended December 31, 2016, 2015, and 2014 is presented below.

Stock Options
	2016		2015		2014
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,741,975	$37.88	2,550,046	$45.11	3,220,110	$49.00
Option rounding due to reverse stock split on May 16, 2014	—	—	—	—	841	49.00
Options exercised	(297,225)	17.35	(338,808)	16.72	(178,176)	17.14
Options forfeited	(1,597)	17.64	(12,825)	17.17	(30,146)	15.79
Options expired/canceled	(469,792)	92.62	(456,438)	94.56	(462,583)	84.88
Options outstanding at end of year	973,361	$17.76	1,741,975	$37.88	2,550,046	$45.11
Options exercisable at end of year	973,361	$17.76	1,504,783	$41.08	1,870,516	$55.40

The aggregate intrinsic value for outstanding and exercisable stock options at December 31, 2016 was $23.2 million. As of December 31, 2016, the weighted average remaining contractual life was 5.21 years for options outstanding and exercisable.

The intrinsic value of stock options exercised during the years ended December 31, 2016, 2015, and 2014 was $4.7 million, $4.4 million, and $1.3 million, respectively. Cash received from option exercises of common stock for the years ended December 31, 2016, 2015, and 2014 was $5.2 million, $5.6 million, and $3.0 million, respectively. The total grant date fair value of stock options vested during 2016, 2015, and 2014 was $7.4 million, $6.5 million, and $4.9 million, respectively. During 2016, 317,524 stock options with a weighted average exercise price of $93.62 and contractual expiration dates in 2017 and 2018 were canceled without replacement awards. The cancellation resulted in a deferred tax asset write-off totaling $1.7 million, which was recorded as a reduction of additional paid-in capital. Due to the implementation of ASU 2016-09 effective January 1, 2017, if the canceled stock options had remained outstanding through their original contractual expiration dates, the corresponding deferred tax asset write-off totaling $1.7 million would have been recorded as a component of income tax expense during the years ending December 31, 2017 and 2018.
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

	2016	2015	2014
Risk-free interest rate	0.81%	1.05%	0.70%
Expected stock price volatility	25.7	26.4	39.2
Dividend yield	1.8	1.4	1.2
Simulation period	3.0 years	3.0 years	3.0 years

The stock price expected volatility was based on Synovus' historical and implied volatility. The Monte Carlo model estimates fair value based on 100,000 simulations of future share price using a theoretical model of stock price behavior.
A summary of restricted share units outstanding and changes during the years ended December 31, 2016, 2015, and 2014 is presented below (excluding market restricted and performance share units).

Restricted Share Units
	Share Units	Weighted-Average grant date Fair Value
Outstanding at December 31, 2013	581,677	$16.38
Share unit rounding due to reverse stock split on May 16, 2014	258	16.38
Granted	407,374	23.69
Dividend equivalents granted	8,805	24.09
Vested	(64,725)	15.45
Forfeited	(50,566)	17.92
Outstanding at December 31, 2014	882,823	19.81
Granted	321,874	28.09
Dividend equivalents granted	9,810	28.09
Vested	(428,121)	17.48
Forfeited	(23,619)	24.60
Outstanding at December 31, 2015	762,767	24.57
Granted	350,458	26.43
Dividend equivalents granted	11,105	26.43
Vested	(406,496)	23.10
Forfeited	(12,067)	23.96
Outstanding at December 31, 2016	705,767	$26.38

The total fair value of restricted share units vested during 2016, 2015, and 2014 was $11.4 million, $12.3 million, and $1.6 million, respectively. As of December 31, 2016, total unrecognized compensation cost related to the foregoing restricted share units was approximately $9.7 million. This cost is expected to be recognized over a weighted average remaining period of 1.42 years.

Synovus granted market restricted share units to senior management during the years ended December 31, 2016, 2015, and 2014. The market restricted share units have a three-year service-based vesting component as well as a total shareholder return multiplier. The number of market restricted share units that will ultimately vest ranges from 75% to 125% of a defined target based on Synovus' total shareholder return (TSR). The total fair value of market restricted share units vested during 2016, 2015, and 2014 was $2.6 million, $1.4 million, and $398 thousand, respectively. At December 31, 2016, total unrecognized compensation cost related to market restricted share units was approximately $2.8 million with a weighted average remaining period of 1.48 years. A summary of market restricted share units outstanding and changes during the years ended December 31, 2016, 2015, and 2014 is presented below.

Market Restricted Share Units
	Share Units	Weighted-Average grant date Fair Value
Outstanding at December 31, 2013	40,512	$24.43
Share unit rounding due to reverse stock split on May 16, 2014	4	24.43
Granted	90,117	24.30
Dividend equivalents granted	1,231	24.09
Quantity change by TSR factor	1,518	24.43
Vested	(15,196)	24.43
Outstanding at December 31, 2014	118,186	24.33
Granted	82,152	29.39
Dividend equivalents granted	2,221	29.05
Quantity change by TSR factor	4,838	24.33
Vested	(49,149)	24.34
Outstanding at December 31, 2015	158,248	27.02
Granted	93,913	26.93
Dividend equivalents granted	3,095	26.93
Quantity change by TSR factor	9,970	26.93
Vested	(82,817)	26.40
Outstanding at December 31, 2016	182,409	$27.25

Synovus granted performance share units to senior management during the years ended December 31, 2016, 2015, and 2014. These units vest upon meeting certain service and performance conditions. Return on average assets (ROAA) performance is evaluated each year over a three-year performance period, with share distribution determined at the end of the three years. The number of performance share units that will ultimately vest ranges from 0% to 150% of a defined target based on Synovus' three-year weighted average ROAA (as defined). At December 31, 2016, total unrecognized compensation cost related to performance share units was approximately $2.4 million with a weighted average remaining period of 1.41 years. A summary of performance share units outstanding and changes during the years ended December 31, 2016, 2015, and 2014 is presented below.

Performance Share Units
	Share Units	Weighted-Average grant date Fair Value
Outstanding at December 31, 2013	—	$—
Granted	67,157	23.47
Dividend equivalents granted	518	24.09
Outstanding at December 31, 2014	67,675	23.47
Granted	82,152	28.06
Dividend equivalents granted	1,740	28.06
Outstanding at December 31, 2015	151,567	26.01
Granted	83,529	25.95
Dividend equivalents granted	3,384	25.95
Outstanding at December 31, 2016	238,480	$25.99

Other Information
During 2014, Synovus granted 44,527 salary stock units to senior management, which vested and were expensed immediately upon grant. Compensation expense was initially determined based on the number of salary stock units granted and the market price of common stock at the grant date. Subsequent to the grant date, compensation expense was recorded for changes in common stock market price. The total fair value of salary stock units granted during 2014 was $1.2 million. The salary stock units granted during 2014 were classified as liabilities and were settled in cash on January 15, 2015.
Cash paid for taxes due on vesting of employee restricted share units and market restricted share units where restricted share units were withheld to cover taxes was $5.0 million, $5.1 million, $692 thousand for the years ended December 31, 2016, 2015, and 2014, respectively.
During 2016, Synovus recognized a share-based compensation net tax deficiency of $790 thousand associated primarily with expired and canceled stock options. The net deficiency was recorded as a reduction of additional paid-in capital within shareholders' equity. During 2015, Synovus recognized a net tax benefit of $1.7 million associated with vesting of restricted share units, exercises of stock options, and expired stock options. The net tax benefit was recorded as an increase of additional paid-in capital. During 2014, Synovus recognized a net tax deficiency of $3.2 million associated primarily with expired stock options. The deficiency was recorded as a reduction of additional paid-in capital.
The following table provides aggregate information regarding grants under all Synovus equity compensation plans through December 31, 2016.

Plan Category	(a) Number of Securities to be Issued Upon Vesting of Restricted Share Units, Market Restricted Share Units, and Performance Share Units(1)	(b) Number of Securities to be Issued Upon Exercise of Outstanding Options	(c) Weighted-Average Exercise Price of Outstanding Options in Column (b)	(d) Number of Shares Remaining Available for Issuance Excluding Shares Reflected in Columns (a) and (b)
Shareholder approved equity compensation plans for shares of Synovus stock	1,126,656	973,361	$17.76	6,432,798

(1) Market restricted and performance share units included at defined target levels. Actual shares issued upon vesting may differ based on actual TSR and ROAA over the measurement period.

Note 24 - Income Taxes
The components of income tax expense included in the consolidated statements of income for the years ended December 31, 2016, 2015, and 2014 as presented:

(in thousands)	2016	2015	2014
Current
Federal	$7,329	6,163	5,140
State	5,501	4,424	150
Total current income tax expense	12,830	10,587	5,290
Deferred
Federal	117,463	108,877	92,360
State	11,374	13,027	9,660
Total deferred income tax expense	128,837	121,904	102,020
Total income tax expense	$141,667	132,491	107,310

Note: The table above does not reflect amounts relating to share-based compensation transactions that were charged or credited directly to shareholders' equity. The amounts charged or credited to shareholder's equity for the years ended December 31, 2016, 2015, and 2014 were a decrease of $790 thousand, an increase of $1.7 million, and a decrease of $3.2 million, respectively.
Income tax expense does not reflect the tax effects of Net unrealized gains (losses) on investment securities available for sale and Post-retirement unfunded health benefits. This information is presented in the Consolidated Statements of Comprehensive Income.

Income tax expense as shown in the consolidated statements of income differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to income before income taxes. A reconciliation of the differences for the years ended December 31, 2016, 2015 and 2014 as presented:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Income tax expense at statutory federal income tax rate	$135,957	125,501	105,896
Increase (decrease) resulting from:
State income tax expense, net of federal income tax benefit	13,256	12,870	8,014
Bank-owned life insurance	(3,402)	(2,885)	(2,928)
Change in valuation allowance	(2,055)	(589)	(2,273)
General business tax credits	(1,213)	(1,173)	(1,123)
Tax-exempt income	(825)	(835)	(1,076)
Other, net	(51)	(398)	800
Total income tax expense	$141,667	132,491	107,310
Effective tax rate	36.5%	36.9%	35.5%

Significant portions of the deferred tax assets and liabilities at December 31, 2016 and 2015 are presented:

(in thousands)	2016	2015
Deferred tax assets
Net operating loss carryforwards	$167,072	308,617
Allowance for loan losses	100,419	103,884
Tax credit carryforwards	67,031	59,434
Employee benefits and deferred compensation	21,024	21,177
Net unrealized losses on investment securities available for sale	19,413	3,072
Non-performing loan interest	19,137	16,604
Deferred revenue	18,639	16,529
Other	19,759	18,573
Total gross deferred tax assets	432,494	547,890
Less valuation allowance	(9,658)	(11,713)
Total deferred tax assets	422,836	536,177
Deferred tax liabilities
Fixed assets held for sale	(8,179)	(5,985)
Purchase accounting adjustments	(5,765)	(811)
Excess tax over financial statement depreciation	(5,343)	(8,564)
Ownership interest in partnerships	(5,242)	(4,537)
Other	(2,951)	(4,332)
Total gross deferred tax liabilities	(27,480)	(24,229)
Net deferred tax asset	$395,356	511,948

Note: The table above includes $3.1 million in net deferred tax liabilities from the acquisition of Global One on October 1, 2016. Please refer to Note 2 - "Acquisition" of this Report for more information on the acquisition of Global One.
The net decrease in the valuation allowance for the years ended December 31, 2016 and 2015 was $2.1 million and $589 thousand, respectively, and it was due to the expiration of unused state tax credits.
Management assesses the realizability of deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence. At December 31, 2016, the Company is not in a three-year cumulative loss position; accordingly, it does not have significant negative evidence to consider when evaluating the realization of its deferred tax assets. Positive evidence supporting the realization of the Company’s deferred tax assets at December 31, 2016 includes generation of taxable income in 2016, 2015, and 2014, continued improvement in credit quality, record of long-term positive earnings prior to the most recent economic downturn, the Company’s strong capital position, as well as sufficient amounts of projected future taxable income, of the appropriate character, to support the realization of $395.4 million of the Company’s net deferred tax asset at December 31, 2016. The Company expects to realize its net deferred tax asset of $395.4 million at December 31, 2016 through the reversal of existing taxable temporary differences and projected future taxable income. The valuation allowance of $9.7 million at December 31, 2016 relates to specific state income tax credits that have various expiration dates through the tax year 2019, and are expected to expire before they can be realized. Based on the assessment of all the positive and negative evidence at December 2016 and 2015, management has concluded that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
Synovus expects to realize substantially all of the $395.4 million in net deferred tax assets well in advance of the statutory carryforward period. At December 31, 2016, $213.9 million of existing deferred tax assets are not related to net operating losses or credits and therefore, have no expiration dates. $126.4 million of the remaining deferred tax assets relate to federal net operating losses which expire in years beginning in 2031 through 2036. Additionally, $40.7 million of the deferred tax assets relate to state net operating losses which will expire in installments annually through the tax year 2036. Tax credit carryforwards at December 31, 2016 include federal alternative minimum tax credits totaling $43.0 million which have an unlimited carryforward period. Other federal and state tax credits at December 31, 2016 total $24.0 million and have expiration dates through the tax year 2036.
Federal and state NOL and tax credit carryforwards as of December 31, 2016 are summarized in the following table.

Tax Carryforwards	As of December 31, 2016
(in thousands)	Expiration Dates	Deferred Tax Asset Balance	Valuation Allowance	Net Deferred Tax Asset Balance	Pre-Tax Earnings Necessary to Realize
Net operating losses - federal(3)	2031-2036	$126,351	—	126,351	361,004
General business credits - federal	2028-2036	8,383	—	8,383	NA(1)
Net operating losses - states	2025-2029	13,244	—	13,244	1,370,624
Net operating losses - states(3)	2030-2036	36,148	—	36,148	1,165,627
Other credits - states	2017-2020	12,422	(9,658)	2,764	NA(1)
Other credits - states	2021-2026	2,239	—	2,239	NA(1)
Alternative minimum tax credits - federal	None	43,037	—	43,037	NA(2)
Other credits - states	None	950	—	950	NA(1)

(1) N/A indicates credits are not measured on a pre-tax earnings basis.
(2) Alternative minimum tax credits can be carried forward indefinitely.
(3) $3.0 million of acquired NOLs from Global One acquisition have a utilization limitation.
Synovus is subject to income taxation in the United States and various state jurisdictions. Synovus' federal income tax return is filed on a consolidated basis, while state income tax returns are filed on both a consolidated and separate entity basis. Currently, there are no years for which Synovus filed a federal income tax return that are under examination by the IRS. Synovus is no longer subject to income tax examinations by the IRS for years before 2012, and excluding certain limited exceptions, Synovus is no longer subject to income tax examinations by state and local income tax authorities for years before 2012. However, amounts reported as net operating losses and tax credit carryovers from closed tax periods remain subject to review by most taxing authorities. Although Synovus is unable to determine the ultimate outcome of current and future examinations, Synovus believes that the liability recorded for uncertain tax positions is adequate.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (unrecognized state income tax benefits are not adjusted for the federal income tax impact).

	Years Ended December 31,
(in thousands)	2016	2015	2014
Balance at January 1,	$12,745	13,023	912
Additions based on income tax positions related to current year	—	—	—
Additions for income tax positions of prior years *	1,811	8	12,318
Additions from acquisition	608	—	—
Deductions for income tax positions of prior years	—	—	(52)
Statute of limitation expirations	(419)	(286)	(155)
Settlements	—	—	—
Balance at December 31,	$14,745	12,745	13,023

*Includes deferred tax benefits that could reduce future tax liabilities.
Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense. Accrued interest and penalties on unrecognized income tax benefits totaled $38 thousand, $96 thousand, and $109 thousand as of December 31, 2016, 2015 and 2014, respectively. Unrecognized income tax benefits as of December 31, 2016, 2015 and 2014 that, if recognized, would affect the effective income tax rate totaled $9.9 million, $8.3 million and $8.5 million (net of the federal benefit on state income tax issues). Synovus had approximately $25 thousand and $63 thousand accrued interest and penalties at December 31, 2016 and 2015, respectively. Synovus expects that $80 thousand of uncertain income tax positions will be either settled or resolved during the next twelve months.
Note 25 - Condensed Financial Information of Synovus Financial Corp. (Parent Company only)

Condensed Balance Sheets
	December 31,
(in thousands)	2016	2015
Assets
Cash due from bank subsidiary	$234,339	369,564
Funds due from other depository institutions(1)	19,911	19,911
Investment in consolidated bank subsidiary, at equity	3,319,980	3,339,233
Investment in consolidated nonbank subsidiaries, at equity	71,335	71,350
Notes receivable from nonbank subsidiaries	35,200	67,000
Other assets	101,346	105,513
Total assets	$3,782,111	3,972,571
Liabilities and Shareholders' Equity
Liabilities:
Long-term debt	$834,252	960,185
Other liabilities	19,935	12,190
Total liabilities	854,187	972,375
Shareholders’ equity:
Series C Preferred Stock	125,980	125,980
Common stock	142,026	140,592
Additional paid-in capital	3,028,405	2,989,981
Treasury stock	(664,595)	(401,511)
Accumulated other comprehensive loss, net	(55,659)	(29,819)
Retained earnings	351,767	174,973
Total shareholders’ equity	2,927,924	3,000,196
Total liabilities and shareholders’ equity	$3,782,111	3,972,571

(1) Restricted as to withdrawal.

Condensed Statements of Income
	Years Ended December 31,
(in thousands)	2016	2015	2014
Income
Cash dividends received from Synovus Bank	$325,000	199,904	90,626
Cash distributions received from Synovus Bank	—	25,096	91,374
Interest income	2,565	8,865	14,262
Other income	4,595	(337)	(932)
Total income	332,160	233,528	195,330
Expenses
Interest expense	52,831	46,585	45,726
Other expenses	20,652	10,516	10,337
Total expenses	73,483	57,101	56,063
Income before income taxes and equity in undistributed income (loss) of subsidiaries	258,677	176,427	139,267
Allocated income tax benefit	(25,628)	(18,808)	(16,491)
Income before equity in undistributed income (loss) of subsidiaries	284,305	195,235	155,758
Equity in undistributed income (loss) of subsidiaries	(37,521)	30,847	39,491
Net income	246,784	226,082	195,249
Dividends on preferred stock	10,238	10,238	10,238
Net income available to common shareholders	$236,546	215,844	185,011

Condensed Statements of Comprehensive Income
	December 31, 2016			December 31, 2015			December 31, 2014
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$388,451	(141,667)	246,784	358,573	(132,491)	226,082	302,559	(107,310)	195,249
Reclassification adjustment for losses realized in net income on cash flow hedges	467	(180)	287	521	(201)	320	448	(173)	275
Reclassification adjustment for net gains realized in net income on investment securities available for sale	(5,763)	2,219	(3,544)	—	—	—	—	—	—
Net unrealized gains on investment securities available for sale	2,358	(908)	1,450	2,908	(1,120)	1,788	21	(8)	13
Other comprehensive (loss) gain of bank subsidiary	(39,080)	15,047	(24,033)	(31,420)	12,098	(19,322)	46,122	(17,757)	28,365
Other comprehensive (loss) income	$(42,018)	16,178	(25,840)	(27,991)	10,777	(17,214)	46,591	(17,938)	28,653
Comprehensive income			$220,944			208,868			223,902

Condensed Statements of Cash Flows
	Years Ended December 31,
(in thousands)	2016	2015	2014
Operating Activities
Net income	$246,784	226,082	195,249
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	37,521	(30,847)	(39,491)
Deferred income tax expense (benefit)	17,989	(2,506)	(5,041)
Net increase (decrease) in other liabilities	7,746	(1,709)	(22,323)
Net (increase) decrease in other assets	(9,214)	1,045	14,226
Other, net	(1,648)	(178)	(2,041)
Net cash provided by operating activities	299,178	191,887	140,579
Investing Activities
Outlays for business combinations	(3,408)	—	—
Net decrease in short-term notes receivable from non-bank subsidiaries	31,800	10,000	39,000
Net cash provided by investing activities	28,392	10,000	39,000
Financing Activities
Dividends paid to common and preferred shareholders	(69,663)	(65,592)	(53,043)
Repurchases and agreements to repurchase shares of common stock	(263,084)	(199,221)	(88,113)
Repayments on long-term debt	(130,048)	(48,553)	—
Proceeds from issuance of long-term debt	—	246,644	—
Net cash used in financing activities	(462,795)	(66,722)	(141,156)
(Decrease) increase in cash and funds due from banks	(135,225)	135,165	38,423
Cash and funds due from banks at beginning of year	389,475	254,310	215,887
Cash and funds due from banks at end of year	$254,250	389,475	254,310

For the years ended December 31, 2016, 2015, and 2014, the Parent Company paid income taxes of $9.5 million, $8.7 million, and $4.8 million, respectively. For the years ended December 31, 2016, 2015, and 2014, the Parent Company paid interest of $53.1 million, $46.9 million, and $46.9 million, respectively.

Note 26 - Supplemental Financial Data
Components of other non-interest income and other operating expenses in excess of 1% of total interest income and total non-interest income for any of the respective years are as follows:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Litigation settlement/contingency expenses	$2,511	5,110	12,812
Insurance and bonds	12,023	12,514	11,801

Summary of Quarterly Financial Data (Unaudited)
Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2016 and 2015.

	2016
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$264,534	256,554	252,393	249,323
Net interest income	233,530	226,007	221,449	218,193
Provision for loan losses	6,259	5,671	6,693	9,377
Income before income taxes	108,068	102,620	94,031	83,730
Income tax expense	39,519	37,375	33,574	31,199
Net income	68,549	65,245	60,457	52,531
Net income available to common shareholders	$65,990	62,686	57,898	49,972
Net income per common share, basic	$0.54	0.51	0.46	0.39
Net income per common share, diluted	0.54	0.51	0.46	0.39

	2015
	Fourth Quarter (1)	Third Quarter	Second Quarter	First Quarter
Interest income	$242,814	238,093	233,654	231,401
Net interest income	212,620	207,790	203,644	203,263
Provision for loan losses	5,021	2,956	6,636	4,397
Income before income taxes	90,741	93,986	88,034	85,812
Income tax expense	32,342	36,058	32,242	31,849
Net income	58,398	57,928	55,792	53,963
Net income available to common shareholders	$55,839	55,369	53,233	51,404
Net income per common share, basic	$0.43	0.42	0.40	0.38
Net income per common share, diluted	0.43	0.42	0.40	0.38

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, Synovus' disclosure controls and procedures were effective.
Synovus regularly engages in productivity and efficiency initiatives to streamline operations, reduce expenses, and increase revenue. Additionally, investment in new and updated information technology systems has enhanced information gathering and processing capabilities, and allowed management to operate in a more centralized environment for critical processing and monitoring functions. Management of Synovus is responsible for identifying, documenting, and evaluating the adequacy of the design and operation of the controls implemented during each process change described above. There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, Synovus' internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting. Management of Synovus is responsible for establishing and maintaining effective internal control over financial reporting for Synovus Financial Corp. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Synovus conducted an evaluation of the effectiveness of our internal control over Synovus' financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2016.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in "Part II - Item 8. Financial Statements and Supplementary Data" of this Report.

/s/ Kessel D. Stelling                        /s/ Kevin S. Blair
Kessel D. Stelling                        Kevin S. Blair
Chairman of the Board, President and Chief Executive Officer        Executive Vice President and Chief Financial Officer
Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter ended December 31, 2016 covered by this Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 3, 2016. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
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
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for the Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Equity and Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
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

4.7
Amendment No. 3 dated as of April 20, 2016 to Shareholder Rights Plan between Synovus Financial Corp. and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated April 20, 2016, as filed with the SEC on April 21, 2016.

Exhibit Number	Description

4.8
Summary of Plan Adjustments, effective as of May 16, 2014, to Shareholder Rights Plan between Synovus Financial Corp. and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 99.2 of Synovus' Current Report on Form 8-K dated May 19, 2014, as filed with the SEC on May 19, 2014.

4.9
Indenture, dated as of June 20, 2005, between Synovus Financial Corp. and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus' Registration Statement on Form S-4 (No. 333-126767) filed with the SEC on July 21, 2005.

4.10
Senior Notes Indenture, dated as of February 13, 2012, between Synovus Financial Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated February 8, 2012, as filed with the SEC on February 13, 2012.

4.11
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

4.13	Specimen Physical Stock Certificate of Synovus, incorporated by reference to Exhibit 4.1 to Synovus' Current Report on Form 8-K dated May 19, 2014, as filed with SEC on May 19, 2014.

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

10.9
Third Amended and Restated Synovus Financial Corp. Deferred Compensation Plan, incorporated by reference to Exhibit 10.15 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 1, 2013.*

10.10
Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

10.11
Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.17 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on February 28, 2014.*

10.12
Riverside Bank Amended and Restated Salary Continuation Agreement adopted as of June 1, 2005 by and between Riverside Bank and Kessel D. Stelling, incorporated by reference to Exhibit 10.17 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.13	Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

10.14	Amendment No. 1 to the Synovus Financial Corp. 2007 Omnibus Plan dated February 9, 2017.*

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

10.18	Synovus Financial Corp. 2013 Omnibus Plan.*

10.19	Amendment No. 1 to the Synovus Financial Corp. 2013 Omnibus Plan dated February 9, 2017.*

10.20
Form of Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated December 11, 2013, as filed with the SEC on December 13, 2013.*

10.21
Form of Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 22, 2014, as filed with the SEC on January 24, 2014.*

10.22
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

10.28
Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2016, as filed with the SEC on May 5, 2016.*

10.29
First Amendment to the Bank of North Georgia Amended and Restated Salary Continuation Agreement dated September 10, 2007, effective as of January 1, 2005, by and between Bank of North Georgia, as successor in interest to Riverside Bank, and Kessel D. Stelling, Jr., incorporated by reference to Exhibit 10.37 of Synovus' Current Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.30
Riverside Bank Split Dollar Agreement dated December 23, 1999, by and between Riverside Bank and Kessel D. Stelling, Jr., incorporated by reference to Exhibit 10.38 of Synovus' Current Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.31
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2012, as filed with the SEC on May 10, 2012.*

10.32
Synovus Financial Corp. Clawback Policy, incorporated by reference to Exhibit 10.44 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2013, as filed with the SEC on February 28, 2014.*

10.33
Form of Revised Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated February 11, 2016, as filed with the SEC on February 18, 2016.*

10.34
Form of Revised Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated February 11, 2016, as filed with the SEC on February 18, 2016.*

12.1	Ratio of Earnings to Fixed Charges.

Exhibit Number	Description

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 99.1 of Synovus' Current Report of Form 8-K dated October 24, 2014, as filed with the SEC on October 24, 2014.

21.1	Subsidiaries of Synovus Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2016 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

*	Indicates management contracts and compensatory plans and arrangements.
(b) Exhibits
See the response to Item 15(a)(3) above.
(c) Financial Statement Schedules
See the response to Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date:	February 27, 2017	By:	/s/ Kessel D. Stelling
Kessel D. Stelling
Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kessel D. Stelling. and Kevin S. Blair and each of them, his or her true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kessel D. Stelling	Chairman of the Board, President, Chief Executive Officer and Director	February 27, 2017
Kessel D. Stelling	(Principal Executive Officer)

/s/ Kevin S. Blair	Executive Vice President and Chief Financial Officer	February 27, 2017
Kevin S. Blair	(Principal Financial Officer)

/s/ Liliana C. McDaniel	Chief Accounting Officer	February 27, 2017
Liliana C. McDaniel	(Principal Accounting Officer)

/s/ Catherine A. Allen	Director	February 27, 2017
Catherine A. Allen

/s/ Tim E. Bentsen	Director	February 27, 2017
Tim E. Bentsen

	Director	February 27, 2017
F. Dixon Brooke, Jr.

/s/ Stephen T. Butler	Director	February 27, 2017
Stephen T. Butler

Signature	Title	Date

/s/ Elizabeth W. Camp	Director	February 27, 2017
Elizabeth W. Camp

/s/ T. Michael Goodrich	Director	February 27, 2017
T. Michael Goodrich

/s/ Jerry W. Nix	Director	February 27, 2017
Jerry W. Nix

/s/ Harris Pastides	Director	February 27, 2017
Harris Pastides

/s/ Joseph J. Prochaska, Jr.	Director	February 27, 2017
Joseph J. Prochaska, Jr.

/s/ Melvin T. Stith	Director	February 27, 2017
Melvin T. Stith

/s/ Barry L. Storey	Director	February 27, 2017
Barry L. Storey

/s/ Philip W. Tomlinson	Director	February 27, 2017
Philip W. Tomlinson