Form 10-Q
period 2017-03-31
SYNOVUS FINANCIAL CORP
filed 2017-05-05
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
Commission file number 1-10312

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
______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒  NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 7(a)2(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	April 28, 2017
Common Stock, $1.00 Par Value	122,356,991

SYNOVUS FINANCIAL CORP.
INDEX OF DEFINED TERMS
ALCO – Synovus' Asset Liability Management Committee
ASC – Accounting Standards Codification
ASU – Accounting Standards Update
ATM – Automatic teller machine
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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$380,493	395,175
Interest bearing funds with Federal Reserve Bank	622,460	527,090
Interest earning deposits with banks	24,259	18,720
Federal funds sold and securities purchased under resale agreements	50,003	58,060
Trading account assets, at fair value	1,778	9,314
Mortgage loans held for sale, at fair value	57,686	51,545
Investment securities available for sale, at fair value	3,782,942	3,718,195
Loans, net of deferred fees and costs	24,258,468	23,856,391
Allowance for loan losses	(253,514)	(251,758)
Loans, net	$24,004,954	23,604,633
Premises and equipment, net	412,725	417,485
Goodwill	57,010	59,678
Other intangible assets	12,137	13,223
Other real estate	20,425	22,308
Deferred tax asset, net	359,121	395,356
Other assets	893,596	813,220
Total assets	$30,679,589	30,104,002
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$7,264,856	7,085,804
Interest bearing deposits, excluding brokered deposits	16,452,703	16,183,273
Brokered deposits	1,388,153	1,378,983
Total deposits	25,105,712	24,648,060
Federal funds purchased and securities sold under repurchase agreements	146,480	159,699
Long-term debt	2,160,867	2,160,881
Other liabilities	304,403	207,438
Total liabilities	$27,717,462	27,176,078
Shareholders' Equity
Series C Preferred Stock – no par value. Authorized 100,000,000 shares; 5,200,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	$125,980	125,980
Common stock - $1.00 par value. Authorized 342,857,143 shares; 142,441,418 issued at March 31, 2017 and 142,025,720 issued at December 31, 2016; 122,321,804 outstanding at March 31, 2017 and 122,266,106 outstanding at December 31, 2016	142,441	142,026
Additional paid-in capital	3,025,775	3,028,405
Treasury stock, at cost – 20,119,614 shares at March 31, 2017 and 19,759,614 shares at December 31, 2016	(679,746)	(664,595)
Accumulated other comprehensive loss	(54,751)	(55,659)
Retained earnings	402,428	351,767
Total shareholders’ equity	2,962,127	2,927,924
Total liabilities and shareholders' equity	$30,679,589	30,104,002

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Interest income:
Loans, including fees	$249,348	229,917
Investment securities available for sale	19,834	16,972
Trading account assets	28	22
Mortgage loans held for sale	467	588
Federal Reserve Bank balances	1,211	999
Other earning assets	1,513	825
Total interest income	272,401	249,323
Interest expense:
Deposits	16,958	16,015
Federal funds purchased and securities sold under repurchase agreements	38	45
Long-term debt	15,478	15,070
Total interest expense	32,474	31,130
Net interest income	239,927	218,193
Provision for loan losses	8,674	9,377
Net interest income after provision for loan losses	231,253	208,816
Non-interest income:
Service charges on deposit accounts	19,774	19,710
Fiduciary and asset management fees	12,151	11,274
Brokerage revenue	7,226	6,483
Mortgage banking income	5,766	5,484
Bankcard fees	8,185	8,372
Investment securities gains, net	7,668	67
Decrease in fair value of private equity investments, net	(1,814)	(391)
Other fee income	4,868	4,804
Other non-interest income	8,015	7,344
Total non-interest income	71,839	63,147
Non-interest expense:
Salaries and other personnel expense	107,191	101,358
Net occupancy and equipment expense	29,331	26,577
Third-party processing expense	12,603	11,116
FDIC insurance and other regulatory fees	6,770	6,719
Professional fees	5,355	6,369
Advertising expense	5,912	2,410
Foreclosed real estate expense, net	2,134	2,684
Merger-related expense	86	—
Loss on early extinguishment of debt, net	—	4,735
Fair value adjustment to Visa derivative	—	360
Restructuring charges, net	6,511	1,140
Other operating expenses	21,495	24,765
Total non-interest expense	197,388	188,233
Income before income taxes	105,704	83,730
Income tax expense	33,847	31,199
Net income	71,857	52,531
Dividends on preferred stock	2,559	2,559
Net income available to common shareholders	$69,298	49,972
Net income per common share, basic	$0.57	0.39
Net income per common share, diluted	0.56	0.39
Weighted average common shares outstanding, basic	122,300	127,227
Weighted average common shares outstanding, diluted	123,059	127,857

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2017				2016
(in thousands)	Before-tax Amount	Tax (Expense) Benefit		Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$105,704	(33,847)		71,857	83,730	(31,199)	52,531
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	65	(25)		40	273	(105)	168
Net unrealized gains on investment securities available for sale:
Reclassification adjustment for net gains realized in net income	(7,668)	2,952		(4,716)	(67)	26	(41)
Net unrealized gains arising during the period	9,099	(3,503)		5,596	47,172	(18,162)	29,010
Net unrealized gains	1,431	(551)		880	47,105	(18,136)	28,969
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(20)	8		(12)	(94)	36	(58)
Actuarial gains arising during the period	—	—	—	—	—	—	—
Net unrealized (realized) gains	$(20)	8		(12)	(94)	36	(58)
Other comprehensive income	$1,476	(568)		908	47,284	(18,205)	29,079
Comprehensive income				$72,765			81,610

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Series C Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2015	$125,980	140,592	2,989,981	(401,511)	(29,819)	174,973	3,000,196
Net income	—	—	—	—	—	52,531	52,531
Other comprehensive income, net of income taxes	—	—	—	—	29,079	—	29,079
Cash dividends declared on common stock -$0.12 per share	—	—	—	—	—	(15,069)	(15,069)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	(2,559)	(2,559)
Repurchases of common stock	—	—		(110,985)	—	—	(110,985)
Restricted share unit activity	—	175	(2,993)	—	—	—	(2,818)
Stock options exercised	—	27	429	—	—	—	456
Share-based compensation net tax deficiency	—	—	(900)	—	—	—	(900)
Share-based compensation expense	—	—	3,337	—	—	—	3,337
Balance at March 31, 2016	$125,980	140,794	2,989,854	(512,496)	(740)	209,876	2,953,268

Balance at December 31, 2016	$125,980	142,026	3,028,405	(664,595)	(55,659)	351,767	2,927,924
Net income	—	—	—	—	—	71,857	71,857
Other comprehensive income, net of income taxes	—	—	—	—	908	—	908
Cash dividends declared on common stock - $0.15 per share	—	—	—	—	—	(18,347)	(18,347)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	(2,559)	(2,559)
Repurchases of common stock	—	—	—	(15,151)	—	—	(15,151)
Restricted share unit activity	—	305	(7,799)	—	—	(290)	(7,784)
Stock options exercised	—	110	1,809	—	—	—	1,919
Share-based compensation expense	—	—	3,360	—	—	—	3,360
Balance at March 31, 2017	$125,980	$142,441	3,025,775	(679,746)	(54,751)	402,428	2,962,127

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Operating Activities
Net income	$71,857	52,531
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,674	9,377
Depreciation, amortization, and accretion, net	14,479	13,785
Deferred income tax expense	36,014	28,601
Decrease in trading account assets	7,536	296
Originations of mortgage loans held for sale	(156,043)	(138,695)
Proceeds from sales of mortgage loans held for sale	155,245	138,677
Gain on sales of mortgage loans held for sale, net	(3,560)	(3,424)
Increase in other assets	(1,875)	(38,484)
Increase in other liabilities	4,963	17,341
Investment securities gains, net	(7,668)	(67)
Losses and write-downs on other real estate, net	1,790	2,098
Decrease in fair value of private equity investments, net	1,814	391
Loss on early extinguishment of debt, net	—	4,735
Share-based compensation expense	3,360	3,337
Net cash provided by operating activities	$136,586	90,499
Investing Activities
Net increase in interest earning deposits with banks	(5,539)	(4,299)
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	8,057	(6,481)
Net increase in interest bearing funds with Federal Reserve Bank	(95,370)	(78,640)
Proceeds from maturities and principal collections of investment securities available for sale	163,386	168,039
Proceeds from sales of investment securities available for sale	282,629	243,609
Purchases of investment securities available for sale	(410,814)	(363,788)
Proceeds from sales of loans	—	4,259
Proceeds from sales of other real estate	2,773	10,798
Net increase in loans	(419,552)	(344,159)
Purchases of bank-owned life insurance policies	(75,000)	—
Net increase in premises and equipment	(5,497)	(7,830)
Proceeds from sales of other assets held for sale	1,328	—
Net cash used in investing activities	$(553,599)	(378,492)
Financing Activities
Net increase in demand and savings deposits	364,517	110,837
Net increase in certificates of deposit	92,955	96,212
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(13,219)	26,954
Repayments on long-term debt	(275,000)	(830,067)
Proceeds from issuance of long-term debt	275,000	1,000,000
Dividends paid to common shareholders	(18,347)	(15,069)
Dividends paid to preferred shareholders	(2,559)	(2,559)
Stock options exercised	1,919	456
Repurchases of common stock	(15,151)	(110,985)
Restricted stock activity	(7,784)	(2,818)
Net cash provided by financing activities	$402,331	272,961
Decrease in cash and cash equivalents	(14,682)	(15,032)
Cash and cash equivalents at beginning of period	395,175	367,092
Cash and cash equivalents at end of period	$380,493	352,060

Supplemental Cash Flow Information
Cash paid during the period for:
Income tax payments (refunds), net	$210	(656)
Interest paid	31,714	32,141
Non-cash Activities
Premises and equipment transferred to other assets held for sale	—	4,828
Loans foreclosed and transferred to other real estate	2,679	4,328
Loans transferred to other loans held for sale at fair value	8,442	3,834
Securities purchased during the period but settled after period-end	94,560	—

See accompanying notes to unaudited interim consolidated financial statements.

Notes to Unaudited Interim Consolidated Financial Statements
Note 1 - Significant Accounting Policies
Business Operations
The accompanying unaudited interim consolidated financial statements of Synovus Financial Corp. include the accounts of the Parent Company and its consolidated subsidiaries. Synovus Financial Corp. is a financial services company based in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the company provides commercial and retail banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, premium finance and international banking. Synovus also provides mortgage services, financial planning, and investment advisory services through its wholly-owned subsidiaries, Synovus Mortgage, Synovus Trust, and Synovus Securities, as well as its GLOBALT and Creative Financial Group divisions. These specialized offerings, combined with traditional banking products and services, make Synovus Bank a great choice for retail and commercial customers.
Synovus Bank's 28 locally-branded bank divisions are positioned in some of the highest growth markets in the Southeast, with 248 branches and 327 ATMs in Georgia, Alabama, South Carolina, Florida, and Tennessee.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with GAAP. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this Report have been included. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Synovus' 2016 Form 10-K. There have been no significant changes to the accounting policies as disclosed in Synovus' 2016 Form 10-K.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At December 31, 2016, $533 thousand of the due from banks balance was restricted as to withdrawal. There were no cash and cash equivalents restricted as to withdrawal at March 31, 2017.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements. At March 31, 2017 and December 31, 2016, interest bearing funds with the Federal Reserve Bank included $122.6 million and $130.0 million, respectively, on deposit to meet Federal Reserve Bank requirements. Interest earning deposits with banks include $5.5 million and $5.6 million at March 31, 2017 and December 31, 2016, respectively, which are pledged as collateral in connection with certain letters of credit. Federal funds sold include $49.1 million and $56.1 million at March 31, 2017 and December 31, 2016, respectively, which are pledged to collateralize certain derivative financial instruments. Federal funds sold and securities purchased under resale agreements, and federal funds purchased and securities sold under repurchase agreements, generally mature in one day.
Recently Adopted Accounting Standards Updates
During 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies various aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This accounting standard update includes a requirement to record all tax effects associated with share-based compensation through the income statement. Previously, tax benefits in excess of compensation cost (“windfalls”) and tax deficiencies (“shortfalls”) were recorded in equity. During the first quarter of 2017, Synovus recognized a $4.1 million income tax benefit from excess tax benefits that occurred between January 1, 2017 and March 31, 2017 from the vesting of restricted share units and exercise of stock options. Synovus had no previously unrecognized excess tax benefits. Additionally, beginning January 1, 2017, Synovus modified the denominator in the diluted earnings per common share calculation under the treasury stock method to exclude future excess tax benefits as part of the assumed proceeds. Synovus elected to retain its existing accounting policy election to estimate award forfeitures.
During 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which became effective January 1, 2017. ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in the statement of financial position instead of separating deferred taxes into current and noncurrent amounts. Also, valuation allowances will no longer be classified between current and noncurrent because these allowances will be required to be classified as noncurrent under the new standard. This ASU only impacts classification in the balance sheet, and has no impact on required deferred tax footnote disclosures (i.e., required presentation of “gross” deferred tax assets and “gross” deferred tax liabilities). The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this ASU. There is no impact to our balance sheet as a result of this standard because Synovus has not historically distinguished deferred taxes on the balance sheet as current vs. non-current.
Reclassifications
Prior periods' consolidated financial statements are reclassified whenever necessary to conform to the current periods' presentation.

Note 2 - Acquisition
On October 1, 2016, Synovus completed its acquisition of all of the outstanding stock of Global One. Prior to its acquisition, Global One was an Atlanta-based private specialty financial services company that lended primarily to commercial entities, with all loans fully collateralized by cash value life insurance policies and/or annuities issued by investment grade life insurance companies. Under the terms of the merger agreement, Synovus acquired Global One for an up-front payment of $30 million, consisting of the issuance of 821 thousand shares of Synovus common stock valued at $26.6 million and $3.4 million in cash, with additional payments to Global One's former shareholders over the next three to five years based on earnings from the Global One business as further discussed below.
The acquisition of Global One constituted a business combination. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as shown in the following table. The determination of fair value required management to make estimates about discount rates, future expected earnings and cash flows, market conditions, future loan growth, and other future events that are highly subjective in nature and subject to change. These fair value estimates reflect adjustments to the amounts reported as of December 31, 2016, the most significant of which consist of a reduction in recorded goodwill of $2.7 million and a decrease in the estimated fair value of contingent consideration of $2.6 million. Further, these fair value estimates are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information becomes available.

Global One	October 1, 2016
(in thousands)	Fair Value
Assets acquired:
Cash and due from banks	$9,554
Commercial and industrial loans(1)	357,307
Goodwill(2)	32,579
Other intangible assets	12,500
Other assets	2,742
Total assets acquired	$414,682
Liabilities assumed:
Notes payable(3)	$358,560
Contingent consideration	11,421
Deferred tax liability, net	2,798
Other liabilities	11,903
Total liabilities assumed	$384,682
Consideration paid	$30,000

Cash paid	$3,408
Fair value of common stock issued	26,592

(1) The unpaid principal balance of the loans was $356.7 million.
(2) The goodwill is not expected to be deductible for tax purposes.
(3) The unpaid principal balance of the notes payable was $357.0 million.
Under the terms of the merger agreement, the purchase price includes additional annual payments ("Earnout Payments") to Global One's former shareholders over the next three to five years, with amounts based on a percentage of net income attributable to "Global One Earnings," as defined in the merger agreement. The Earnout Payments will consist of shares of Synovus common stock as well as a smaller cash consideration component.
Other intangible assets consist of existing borrower relationships (11 years useful life), trade name (10 years useful life), and distribution network (8 years useful life).
The following is a description of the methods used to determine the fair values of significant assets and liabilities:
Commercial and industrial loans: The fair value of loans was determined based on a discounted cash flow approach. The most significant assumptions used in the valuation of the loan portfolio consisted of the prepayment rate, the probability of extension at maturity, the interest rates on extended loans, and the discount rates. All loans are fully collateralized by cash value life insurance policies and/or annuities issued by investment grade insurance companies. Based on a history of no principal losses on the loan portfolio since inception as well as the collateral position, no losses were estimated in the event of default.
Notes payable: The notes payable were extinguished immediately after the closing of the acquisition. Accordingly, the fair value of notes payable was determined based on the amounts paid to extinguish such notes, inclusive of applicable prepayment penalties, which is consistent with the perspective of a market participant.
Contingent consideration: The fair value of the contingent consideration, which represents the fair value of the above referenced Earnout Payments, was determined based on option pricing methods and a Monte Carlo simulation. The most significant assumptions used in the valuation of the contingent consideration were the expected cash flows, volatility, and discount rates. Future changes in the fair value of the contingent consideration will be recognized in earnings until the contingent consideration arrangement is settled.
Note 3 - Share Repurchase Program
Synovus' Board of Directors authorized a $200 million share repurchase program that will expire at the end of 2017. This program was announced on January 17, 2017. As of March 31, 2017, Synovus had repurchased a total of $15.1 million or 360 thousand shares at an average price of $42.06 per share under the $200 million share repurchase program.

Note 4 - Investment Securities
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at March 31, 2017 and December 31, 2016 are summarized below.

	March 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$83,441	—	(550)	82,891
U.S. Government agency securities	12,089	342	—	12,431
Mortgage-backed securities issued by U.S. Government agencies	166,794	787	(1,302)	166,279
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,837,359	3,779	(38,594)	2,802,544
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	710,188	12	(13,308)	696,892
State and municipal securities	1,800	1	—	1,801
Other investments	20,263	144	(303)	20,104
Total investment securities available for sale	$3,831,934	5,065	(54,057)	3,782,942

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$108,221	225	(644)	107,802
U.S. Government agency securities	12,727	266	—	12,993
Mortgage-backed securities issued by U.S. Government agencies	174,440	1,116	(1,354)	174,202
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,543,495	5,416	(42,571)	2,506,340
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	905,789	1,214	(16,561)	890,442
State and municipal securities	2,780	14	—	2,794
Equity securities	919	2,863	—	3,782
Other investments	20,247	—	(407)	19,840
Total investment securities available for sale	$3,768,618	11,114	(61,537)	3,718,195

At March 31, 2017 and December 31, 2016, investment securities with a carrying value of $1.75 billion and $2.04 billion, respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of March 31, 2017 and December 31, 2016 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in earnings. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses.
Declines in the fair value of available for sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of March 31, 2017, Synovus had 90 investment securities in a loss position for less than twelve months and four investment securities in a loss position for twelve months or longer.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016 are presented below.

	March 31, 2017
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$64,134	550	—	—	64,134	550
Mortgage-backed securities issued by U.S. Government agencies	123,299	1,185	3,497	117	126,796	1,302
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,155,464	38,594	—	—	2,155,464	38,594
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	641,126	12,420	23,723	888	664,849	13,308
Other investments	—	—	4,959	303	4,959	303
Total	$2,984,023	52,749	32,179	1,308	3,016,202	54,057

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$64,023	644	—	—	64,023	644
Mortgage-backed securities issued by U.S. Government agencies	128,121	1,240	3,626	114	131,747	1,354
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,123,181	42,571	—	—	2,123,181	42,571
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	682,492	15,653	24,801	908	707,293	16,561
Other investments	14,952	48	4,888	359	19,840	407
Total	$3,012,769	60,156	33,315	1,381	3,046,084	61,537

The amortized cost and fair value by contractual maturity of investment securities available for sale at March 31, 2017 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at March 31, 2017
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$18,756	64,685	—	—	—	83,441
U.S. Government agency securities	999	5,613	5,477	—	—	12,089
Mortgage-backed securities issued by U.S. Government agencies	—	—	33,513	133,281	—	166,794
Mortgage-backed securities issued by U.S. Government sponsored enterprises	93	1,603	570,250	2,265,413	—	2,837,359
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	710,188	—	710,188
State and municipal securities	1,620	180	—	—	—	1,800
Other investments	—	—	15,000	2,000	3,263	20,263
Total amortized cost	$21,468	72,081	624,240	3,110,882	3,263	3,831,934

Fair Value
U.S. Treasury securities	$18,756	64,135	—	—	—	82,891
U.S. Government agency securities	1,012	5,744	5,675	—	—	12,431
Mortgage-backed securities issued by U.S. Government agencies	—	—	33,728	132,551	—	166,279
Mortgage-backed securities issued by U.S. Government sponsored enterprises	96	1,700	565,770	2,234,978	—	2,802,544
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	696,892	—	696,892
State and municipal securities	1,620	181	—	—	—	1,801
Other investments	—	—	15,145	1,851	3,108	20,104
Total fair value	$21,484	71,760	620,318	3,066,272	3,108	3,782,942

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the three months ended March 31, 2017 and 2016 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	Three Months Ended March 31,
(in thousands)	2017	2016
Proceeds from sales of investment securities available for sale	$282,629	243,609
Gross realized gains on sales	7,702	954
Gross realized losses on sales	(34)	(887)
Investment securities gains, net	$7,668	67

Note 5 - Restructuring Charges
For the three months ended March 31, 2017 and 2016, total restructuring charges consist of the following components:

	Three Months Ended March 31,
(in thousands)	2017	2016
Severance charges	$6,453	—
Lease termination charges	—	44
Asset impairment charges	—	1,045
Other charges	58	51
Total restructuring charges, net	$6,511	1,140

For the three months ended March 31, 2017, Synovus recorded severance charges of $6.5 million including $6.2 million for termination benefits incurred in conjunction with a voluntary early retirement program offered during the quarter. This program is part of Synovus' ongoing efficiency initiatives. The $6.2 million accrual is based on the benefits to be paid to employees who accepted the early retirement offer on or prior to the expiration of the program on March 30, 2017. During the three months ended March 31, 2016, Synovus recorded restructuring charges of $1.1 million related to the decision during the first quarter of 2016 to close four branches.
The following tables present aggregate activity within the accrual for restructuring charges for the three months ended March 31, 2017 and 2016:

(in thousands)	Severance Charges	Lease Termination Charges	Total
Balance at December 31, 2016	$81	3,968	4,049
Accruals for voluntary and involuntary termination benefits	6,453	—	6,453
Payments	(219)	(279)	(498)
Balance at March 31, 2017	$6,315	3,689	10,004

(in thousands)	Severance Charges	Lease Termination Charges	Total
Balance at December 31, 2015	$1,930	4,687	6,617
Accruals for lease terminations	—	44	44
Payments	(397)	(186)	(583)
Balance at March 31, 2016	$1,533	4,545	6,078

All other charges were paid in the quarters that they were incurred. No other restructuring charges resulted in payment accruals.

Note 6 - Loans and Allowance for Loan Losses
The following is a summary of current, accruing past due, and non-accrual loans by portfolio class as of March 31, 2017 and December 31, 2016.

Current, Accruing Past Due, and Non-accrual Loans
	March 31, 2017
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$6,009,438	3,574	—	3,574	3,040	6,016,052
1-4 family properties	848,034	4,136	298	4,434	8,803	861,271
Land and development	559,447	8,029	72	8,101	14,352	581,900
Total commercial real estate	7,416,919	15,739	370	16,109	26,195	7,459,223
Commercial, financial and agricultural	6,978,658	16,313	680	16,993	60,381	7,056,032
Owner-occupied	4,650,611	7,559	—	7,559	26,564	4,684,734
Total commercial and industrial	11,629,269	23,872	680	24,552	86,945	11,740,766
Home equity lines	1,558,111	5,961	112	6,073	22,918	1,587,102
Consumer mortgages	2,323,543	7,313	—	7,313	19,874	2,350,730
Credit cards	221,018	1,716	1,615	3,331	—	224,349
Other consumer loans	914,825	4,759	—	4,759	2,434	922,018
Total consumer	5,017,497	19,749	1,727	21,476	45,226	5,084,199
Total loans	$24,063,685	59,360	2,777	62,137	158,366	24,284,188	(1)

	December 31, 2016
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,861,198	2,795	—	2,795	5,268	5,869,261
1-4 family properties	873,231	4,801	161	4,962	9,114	887,307
Land and development	591,732	1,441	—	1,441	16,233	609,406
Total commercial real estate	7,326,161	9,037	161	9,198	30,615	7,365,974
Commercial, financial and agricultural	6,846,591	9,542	720	10,262	59,074	6,915,927
Owner-occupied	4,601,356	17,913	244	18,157	16,503	4,636,016
Total commercial and industrial	11,447,947	27,455	964	28,419	75,577	11,551,943
Home equity lines	1,585,228	10,013	473	10,486	21,551	1,617,265
Consumer mortgages	2,265,966	7,876	81	7,957	22,681	2,296,604
Credit cards	229,177	1,819	1,417	3,236	—	232,413
Other consumer loans	809,419	5,771	39	5,810	2,954	818,183
Total consumer	4,889,790	25,479	2,010	27,489	47,186	4,964,465
Total loans	$23,663,898	61,971	3,135	65,106	153,378	23,882,382	(2)

(1) Total before net deferred fees and costs of $25.7 million.
(2) Total before net deferred fees and costs of $26.0 million.

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
In the following tables, consumer loans are generally assigned a risk grade similar to the classifications described above; however, upon reaching 90 days and 120 days past due, they are generally downgraded to Substandard and Loss, respectively, in accordance with the FFIEC Uniform Retail Credit Classification and Account Management Policy. Additionally, in accordance with the Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit Secured by Junior Liens on 1-4 Family Residential Properties, the risk grade classifications of consumer loans (home equity lines and consumer mortgages) secured by junior liens on 1-4 family residential properties also consider available information on the payment status of the associated senior lien with other financial institutions.

Loan Portfolio Credit Exposure by Risk Grade
	March 31, 2017
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$5,945,008	46,057	24,987	—	—		6,016,052
1-4 family properties	812,321	24,801	23,901	248	—		861,271
Land and development	506,779	44,332	23,876	6,913	—		581,900
Total commercial real estate	7,264,108	115,190	72,764	7,161	—		7,459,223
Commercial, financial and agricultural	6,765,031	138,102	146,329	6,430	140	(3)	7,056,032
Owner-occupied	4,522,172	50,774	110,378	1,410	—		4,684,734
Total commercial and industrial	11,287,203	188,876	256,707	7,840	140		11,740,766
Home equity lines	1,557,077	—	25,157	2,263	2,605	(3)	1,587,102
Consumer mortgages	2,329,408	—	20,094	1,061	167	(3)	2,350,730
Credit cards	222,733	—	391	—	1,225	(4)	224,349
Other consumer loans	919,415	—	2,516	42	45	(3)	922,018
Total consumer	5,028,633	—	48,158	3,366	4,042		5,084,199
Total loans	$23,579,944	304,066	377,629	18,367	4,182		24,284,188	(5)

	December 31, 2016
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$5,794,626	43,336	31,299	—	—		5,869,261
1-4 family properties	826,311	33,928	26,790	278	—		887,307
Land and development	514,853	60,205	27,361	6,987	—		609,406
Total commercial real estate	7,135,790	137,469	85,450	7,265	—		7,365,974
Commercial, financial and agricultural	6,642,648	126,268	140,425	6,445	141	(3)	6,915,927
Owner-occupied	4,462,420	60,856	111,330	1,410	—		4,636,016
Total commercial and industrial	11,105,068	187,124	251,755	7,855	141		11,551,943
Home equity lines	1,589,199	—	22,774	2,892	2,400	(3)	1,617,265
Consumer mortgages	2,271,916	—	23,268	1,283	137	(3)	2,296,604
Credit cards	230,997	—	637	—	779	(4)	232,413
Other consumer loans	814,844	—	3,233	42	64	(3)	818,183
Total consumer	4,906,956	—	49,912	4,217	3,380		4,964,465
Total loans	$23,147,814	324,593	387,117	19,337	3,521		23,882,382	(6)

(1) Includes $241.8 million and $256.6 million of Substandard accruing loans at March 31, 2017 and December 31, 2016, respectively.
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
(5) Total before net deferred fees and costs of $25.7 million.
(6) Total before net deferred fees and costs of $26.0 million.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Three Months Ended March 31, 2017
(in thousands)	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$81,816	125,778	44,164	251,758
Charge-offs	(1,908)	(6,893)	(3,934)	(12,735)
Recoveries	2,889	1,824	1,104	5,817
Provision for loan losses	(4,483)	6,387	6,770	8,674
Ending balance(1)	$78,314	127,096	48,104	253,514
Ending balance: individually evaluated for impairment	6,917	11,085	1,705	19,707
Ending balance: collectively evaluated for impairment	$71,397	116,011	46,399	233,807
Loans:
Ending balance: total loans(1)(2)	$7,459,223	11,740,766	5,084,199	24,284,188
Ending balance: individually evaluated for impairment	79,203	120,470	35,083	234,756
Ending balance: collectively evaluated for impairment	$7,380,020	11,620,296	5,049,116	24,049,432

	As Of and For The Three Months Ended March 31, 2016
(in thousands)	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$87,133	122,989	42,374	252,496
Charge-offs	(1,822)	(5,525)	(3,968)	(11,315)
Recoveries	1,293	1,264	1,401	3,958
Provision for loan losses	(2,047)	6,150	5,274	9,377
Ending balance(1)	$84,557	124,878	45,081	254,516
Ending balance: individually evaluated for impairment	17,603	14,033	1,337	32,973
Ending balance: collectively evaluated for impairment	$66,954	110,845	43,744	221,543
Loans:
Ending balance: total loans(1)(3)	$7,613,635	10,809,472	4,364,427	22,787,534
Ending balance: individually evaluated for impairment	136,826	123,557	37,402	297,785
Ending balance: collectively evaluated for impairment	$7,476,809	10,685,915	4,327,025	22,489,749

(1) For the three months ended March 31, 2017 and 2016, there were no purchased credit-impaired loans and no allowance for loan losses for purchased credit-impaired loans.
(2) Total before net deferred fees and costs of $25.7 million.
(3) Total before net deferred fees and costs of $29.3 million.

The tables below summarize impaired loans (including accruing TDRs) as of March 31, 2017 and December 31, 2016.

Impaired Loans (including accruing TDRs)
	March 31, 2017			Three Months Ended March 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$—	—	—	492	—
1-4 family properties	581	2,909	—	612	—
Land and development	2,096	6,868	—	2,096	—
Total commercial real estate	2,677	9,777	—	3,200	—
Commercial, financial and agricultural	20,267	24,000	—	17,495	—
Owner-occupied	9,912	13,156	—	7,552	—
Total commercial and industrial	30,179	37,156	—	25,047	—
Home equity lines	1,064	1,064	—	1,055	—
Consumer mortgages	744	941	—	744	—
Credit cards	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Total consumer	1,808	2,005	—	1,799	—
Total impaired loans with no related allowance recorded	$34,664	48,938	—	30,046	—
With allowance recorded
Investment properties	$29,401	29,401	1,749	29,886	291
1-4 family properties	15,964	15,964	441	17,857	136
Land and development	31,161	31,217	4,727	29,564	173
Total commercial real estate	76,526	76,582	6,917	77,307	600
Commercial, financial and agricultural	47,190	49,739	5,994	44,084	351
Owner-occupied	43,101	43,147	5,091	49,559	338
Total commercial and industrial	90,291	92,886	11,085	93,643	689
Home equity lines	8,913	8,913	977	9,207	236
Consumer mortgages	19,541	19,541	584	20,433	91
Credit cards	—	—	—	—	—
Other consumer loans	4,821	4,821	144	4,917	73
Total consumer	33,275	33,275	1,705	34,557	400
Total impaired loans with allowance recorded	$200,092	202,743	19,707	205,507	1,689
Total impaired loans
Investment properties	$29,401	29,401	1,749	30,378	291
1-4 family properties	16,545	18,873	441	18,469	136
Land and development	33,257	38,085	4,727	31,660	173
Total commercial real estate	79,203	86,359	6,917	80,507	600
Commercial, financial and agricultural	67,457	73,739	5,994	61,579	351
Owner-occupied	53,013	56,303	5,091	57,111	338
Total commercial and industrial	120,470	130,042	11,085	118,690	689
Home equity lines	9,977	9,977	977	10,262	236
Consumer mortgages	20,285	20,482	584	21,177	91
Credit cards	—	—	—	—	—
Other consumer loans	4,821	4,821	144	4,917	73
Total consumer	35,083	35,280	1,705	36,356	400
Total impaired loans	$234,756	251,681	19,707	235,553	1,689

Impaired Loans (including accruing TDRs)
	December 31, 2016			Year Ended December 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$748	793	—	2,013	—
1-4 family properties	643	2,939	—	1,021	—
Land and development	2,099	7,243	—	6,769	—
Total commercial real estate	3,490	10,975	—	9,803	—
Commercial, financial and agricultural	17,958	20,577	—	6,321	—
Owner-occupied	5,508	7,377	—	8,394	—
Total commercial and industrial	23,466	27,954	—	14,715	—
Home equity lines	1,051	1,051	—	1,045	—
Consumer mortgages	744	814	—	870	—
Credit cards	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Total consumer	1,795	1,865	—	1,915	—
Total impaired loans with no related allowance recorded	$28,751	40,794	—	26,433	—
With allowance recorded
Investment properties	$31,489	31,489	2,044	42,659	1,436
1-4 family properties	23,642	23,649	769	39,864	855
Land and development	32,789	32,788	5,103	25,568	995
Total commercial real estate	87,920	87,926	7,916	108,091	3,286
Commercial, financial and agricultural	43,386	45,913	5,687	51,968	1,215
Owner-occupied	53,708	53,942	2,697	52,300	1,946
Total commercial and industrial	97,094	99,855	8,384	104,268	3,161
Home equity lines	9,638	9,638	971	9,668	432
Consumer mortgages	20,953	20,953	673	20,993	1,014
Credit cards	—	—	—	—	—
Other consumer loans	5,140	5,140	167	5,062	303
Total consumer	35,731	35,731	1,811	35,723	1,749
Total impaired loans with allowance recorded	$220,745	223,512	18,111	248,082	8,196
Total impaired loans
Investment properties	$32,237	32,282	2,044	44,672	1,436
1-4 family properties	24,285	26,588	769	40,885	855
Land and development	34,888	40,031	5,103	32,337	995
Total commercial real estate	91,410	98,901	7,916	117,894	3,286
Commercial, financial and agricultural	61,344	66,490	5,687	58,289	1,215
Owner-occupied	59,216	61,319	2,697	60,694	1,946
Total commercial and industrial	120,560	127,809	8,384	118,983	3,161
Home equity lines	10,689	10,689	971	10,713	432
Consumer mortgages	21,697	21,767	673	21,863	1,014
Credit cards	—	—	—	—	—
Other consumer loans	5,140	5,140	167	5,062	303
Total consumer	37,526	37,596	1,811	37,638	1,749
Total impaired loans	$249,496	264,306	18,111	274,515	8,196

The average recorded investment in impaired loans was $298.6 million for the three months ended March 31, 2016. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the three months ended March 31, 2016. Interest income recognized for accruing TDRs was $2.0 million for the three months ended March 31, 2016. At March 31, 2017 and December 31, 2016, impaired loans of $62.3 million and $53.7 million, respectively, were on non-accrual status.
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

The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the three months ended March 31, 2017 and 2016 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Three Months Ended March 31, 2017
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	—	$—	—	—	—
1-4 family properties	8	—	1,611	317	1,928
Land and development	—	—	—	—	—
Total commercial real estate	8	—	1,611	317	1,928
Commercial, financial and agricultural	18	—	3,865	5,539	9,404
Owner-occupied	—	—	—	—	—
Total commercial and industrial	18	—	3,865	5,539	9,404
Home equity lines	—	—	—	—	—
Consumer mortgages	—	—	—	—	—
Credit cards	—	—	—	—	—
Other consumer loans	3	—	—	275	275
Total consumer	3	—	—	275	275
Total TDRs	29	$—	5,476	6,131	11,607	(1)

(1) No net charge-offs were recorded during the three months ended March 31, 2017 upon restructuring of these loans.

TDRs by Concession Type
	Three Months Ended March 31, 2016
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	1	$—	437	—	437
1-4 family properties	6	—	395	786	1,181
Land and development	8	—	—	737	737
Total commercial real estate	15	—	832	1,523	2,355
Commercial, financial and agricultural	30	—	12,014	3,387	15,401
Owner-occupied	4	—	1,535	448	1,983
Total commercial and industrial	34	—	13,549	3,835	17,384
Home equity lines	2	—	196	—	196
Consumer mortgages	3	—	154	—	154
Credit cards	—	—	—	—	—
Other consumer loans	7	—	230	85	315
Total consumer	12	—	580	85	665
Total TDRs	61	$—	14,961	5,443	20,404	(2)

(2) No net charge-offs were recorded during the three months ended March 31, 2016 upon restructuring of these loans.

For both the three months ended March 31, 2017 and 2016 , there were no defaults on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments).
If, at the time a loan was designated as a TDR, the loan was not already impaired, the measurement of impairment that resulted from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At March 31, 2017, the allowance for loan losses allocated to accruing TDRs totaling $172.4 million was $8.6 million compared to accruing TDRs of $195.8 million with an allocated allowance for loan losses of $9.8 million at December 31, 2016. Non-accrual, non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation.

Note 7 - Other Comprehensive Income (Loss)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2017 and 2016.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance at December 31, 2016	$(12,217)	(44,324)	882	(55,659)
Other comprehensive income before reclassifications	—	5,596	—	5,596
Amounts reclassified from accumulated other comprehensive income (loss)	40	(4,716)	(12)	(4,688)
Net current period other comprehensive income	40	880	(12)	908
Balance as of March 31, 2017	$(12,177)	(43,444)	870	(54,751)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance at December 31, 2015	$(12,504)	(18,222)	907	(29,819)
Other comprehensive income before reclassifications	—	29,010	—	29,010
Amounts reclassified from accumulated other comprehensive income (loss)	168	(41)	(58)	69
Net current period other comprehensive income	168	28,969	(58)	29,079
Balance as of March 31, 2016	$(12,336)	10,747	849	(740)

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). During the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative financial instruments, equity securities, and debt securities as a single portfolio. As of March 31, 2017, the balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to a previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	For the Three Months Ended March 31,
	2017	2016
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(65)	(76)	Interest expense
Amortization of deferred losses	—	(197)	Loss on early extinguishment of debt, net
	25	105	Income tax (expense) benefit
	$(40)	(168)	Reclassifications, net of income taxes

Net unrealized gains on investment securities available for sale:
Realized gain on sale of securities	$7,668	67	Investment securities gains, net
	(2,952)	(26)	Income tax (expense) benefit
	$4,716	41	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$20	94	Salaries and other personnel expense
	(8)	(36)	Income tax (expense) benefit
	$12	58	Reclassifications, net of income taxes

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

Level 3
Unobservable inputs that are supported by little, if any, market activity for the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow models and similar techniques, and may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability. These methods of valuation may result in a significant portion of the fair value being derived from unobservable assumptions that reflect Synovus' own estimates for assumptions that market participants would use in pricing the asset or liability. This category primarily includes collateral-dependent impaired loans, other real estate, certain equity investments, private equity investments, and contingent consideration.

See "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Fair Value Accounting" to the consolidated financial statements of Synovus' 2016 Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments. Transfers between levels during the three months ended March 31, 2017 and year ended December 31, 2016 were inconsequential.

	March 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	—	980	—	980
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	455	—	455
State and municipal securities	—	343	—	343
Total trading securities	$—	1,778	—	1,778
Mortgage loans held for sale	—	57,686	—	57,686
Investment securities available for sale:
U.S. Treasury securities	82,891	—	—	82,891
U.S. Government agency securities	—	12,431	—	12,431
Mortgage-backed securities issued by U.S. Government agencies	—	166,279	—	166,279
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,802,544	—	2,802,544
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	696,892	—	696,892
State and municipal securities	—	1,801	—	1,801
Other investments(1)	3,108	15,145	1,851	20,104
Total investment securities available for sale	$85,999	3,695,092	1,851	3,782,942
Private equity investments	—	—	23,679	23,679
Mutual funds held in rabbi trusts	12,431	—	—	12,431
GGL/SBA loans servicing asset	—	—	4,178	4,178
Derivative assets:
Interest rate contracts	—	15,548	—	15,548
Mortgage derivatives(2)	—	2,243	—	2,243
Total derivative assets	$—	17,791	—	17,791
Liabilities
Trading account liabilities	—	1,000	—	1,000
Other liabilities(3)	—	—	11,421	11,421
Derivative liabilities:
Interest rate contracts	—	15,923	—	15,923
Mortgage derivatives(2)	—	561	—	561
Visa derivative	—	—	5,412	5,412
Total derivative liabilities	$—	16,484	5,412	21,896

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	—	3,460	—	3,460
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	3,438	—	3,438
State and municipal securities	—	426	—	426
Other investments	1,890	100	—	1,990
Total trading securities	$1,890	7,424	—	9,314
Mortgage loans held for sale	—	51,545	—	51,545
Investment securities available for sale:
U.S. Treasury securities	107,802	—	—	107,802
U.S. Government agency securities	—	12,993	—	12,993
Mortgage-backed securities issued by U.S. Government agencies	—	174,202	—	174,202
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,506,340	—	2,506,340
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	890,442	—	890,442
State and municipal securities	—	2,794	—	2,794
Equity securities	3,782	—	—	3,782
Other investments(1)	3,092	14,952	1,796	19,840
Total investment securities available for sale	$114,676	3,601,723	1,796	3,718,195
Private equity investments	—	—	25,493	25,493
Mutual funds held in rabbi trusts	11,479	—	—	11,479
Derivative assets:
Interest rate contracts	—	17,157	—	17,157
Mortgage derivatives(2)	—	3,466	—	3,466
Total derivative assets	$—	20,623	—	20,623

Liabilities
Other liabilities	—	—	14,000	14,000
Derivative liabilities:
Interest rate contracts	—	17,531	—	17,531
Visa derivative	—	—	5,768	5,768
Total derivative liabilities	$—	17,531	5,768	23,299

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

Changes in Fair Value Included in Net Income
	For the Three Months Ended March 31,
(in thousands)	2017	2016
Mortgage loans held for sale	$1,203	971

Mortgage Loans Held for Sale
(in thousands)	As of March 31, 2017	As of December 31, 2016
Fair value	$57,686	51,545
Unpaid principal balance	56,052	51,114
Fair value less aggregate unpaid principal balance	$1,634	431

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the Consolidated Balance Sheets for the three months ended March 31, 2017 and 2016 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During the three months ended March 31, 2017 and 2016, Synovus did not have any transfers between levels in the fair value hierarchy.

	Three Months Ended March 31, 2017
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Other Liabilities(1)	GGL / SBA Loans Servicing Asset(2)
Beginning balance, January 1, 2017	$1,796	25,493	(5,768)	(14,000)	—
Total gains (losses) realized/unrealized:
Included in earnings	—	(1,814)	—	—	—
Unrealized gains included in other comprehensive income	55	—	—	—	—
Settlements	—	—	356	—	—
Fair value election for outstanding GGL/SBA loans servicing asset	—	—	—	—	4,178
Purchase accounting adjustment related to Global One acquisition	—	—	—	2,579	—
Ending balance, March 31, 2017	$1,851	23,679	(5,412)	(11,421)	4,178
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31, 2017	$—	(1,814)	—	—	—

	Three Months Ended March 31, 2016
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative
Beginning balance, January 1, 2016	$1,745	27,148	(1,415)
Total gains (losses) realized/unrealized:
Included in earnings	—	(391)	(360)
Unrealized gains (losses) included in other comprehensive income	(107)	—	—
Settlements	—	—	360
Ending balance, March 31, 2016	$1,638	26,757	(1,415)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31, 2016	$—	(391)	(360)

(1) Other liabilities include contingent consideration obligation related to Global One acquisition. The purchase accounting adjustment was primarily the result of finalizing the purchase price allocation for Global One.
(2) Effective January 1, 2017, Synovus elected the fair value option for determining the value of the GGL/SBA loans servicing asset. Synovus has retained servicing responsibilities on sold GGL/SBA loans and receives a servicing fee. The servicing asset is established at fair value at the time of the sale based on an analysis of future cash flows that incorporates estimates for discount rates, prepayment speeds, and delinquency rates. The servicing asset is measured at fair value on a quarterly basis with changes in fair value included with the associated servicing fee in other non-interest income. Previously, Synovus accounted for the GGL/SBA loans servicing asset using the amortization method.

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

			March 31, 2017	December 31, 2016
	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)	Range (Weighted Average)(1)
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale - Other Investments:

Trust preferred securities	Discounted cash flow analysis	Credit spread embedded in discount rate	429 bps	442 bps

Private equity investments	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies
			N/A	N/A
		Discount for lack of liquidity(2)	N/A	15%

GGL/SBA loans servicing asset	Discounted cash flow analysis	Discount rate Prepayment speeds	12.20% 7.08%	N/A

Other liabilities	Internal valuation	Percentage of net income attributable to Global One Earnings as defined in merger agreement for three to five years	3-5 years	3-5 years

Visa derivative liability	Internal valuation
Estimated timing of resolution of covered litigation, future cumulative deposits to the litigation escrow for settlement of the covered litigation, and estimated future monthly fees payable to the derivative counterparty
			1-5 years	1-5 years

(1) Represents management's best estimate of the high and low of the value that would be assigned to a particular input.
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

	March 31, 2017				December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Impaired loans*	$—	—	8,412	8,412	—	—	21,742	21,742
Other loans held for sale	—	—	12,065	12,065	—	—	—	—
Other real estate	—	—	5,479	5,479	—	—	19,305	19,305
Other assets held for sale	—	—	2,103	2,103	—	—	12,083	12,083

* Collateral-dependent impaired loans that were written down to collateral value during the period.

The following table presents fair value adjustments recognized in earnings for the three months ended March 31, 2017 and 2016 for the assets measured at fair value on a non-recurring basis.

	Three Months Ended March 31,
(in thousands)	2017	2016
Impaired loans*	$2,230	1,270
Other loans held for sale	3,519	—
Other real estate	399	1,643
Other assets held for sale	238	1,032

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

			March 31, 2017	December 31, 2016
	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis

Collateral dependent impaired loans	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0% - 100% (30%) 0% - 10% (7%)	0%-52% (25%) 0%-10% (7%)

Other loans held for sale	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0%-21% (21%) 0%-10% (7%)	N/A

Other real estate	Third-party appraised value of real estate less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0% - 15% (12%) 0% - 10% (7%)	0%-10% (5%) 0%-10% (7%)

Other assets held for sale	Third-party appraised value less estimated selling costs or BOV	Discount to appraised value (2) Estimated selling costs	0%-16% (13%) 0%-10% (7%)	0%-81% (47%) 0%-10% (7%)

(1) The range represents management's estimate of the high and low of the value that would be assigned to a particular input. For assets measured at fair value on a non-recurring basis, the weighted average is the measure of central tendencies; it is not the value that management is using for the asset or liability.
(2) Synovus also makes adjustments to the values of the assets listed above for reasons including age of the appraisal, information known by management about the property, such as occupancy rates, changes to the physical condition of the property, and other factors.

Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at March 31, 2017 and December 31, 2016. The fair values represent management’s estimates based on various methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans held for investment, interest bearing deposits (including brokered deposits), and long-term debt, the fair value amounts should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately.

The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$380,493	380,493	380,493	—	—
Interest bearing funds with Federal Reserve Bank	622,460	622,460	622,460	—	—
Interest earning deposits with banks	24,259	24,259	24,259	—	—
Federal funds sold and securities purchased under resale agreements	50,003	50,003	50,003	—	—
Trading account assets	1,778	1,778	—	1,778	—
Mortgage loans held for sale	57,686	57,686	—	57,686	—
Other loans held for sale	8,442	8,442	—	8,442
Investment securities available for sale	3,782,942	3,782,942	85,999	3,695,092	1,851
Private equity investments	23,679	23,679	—	—	23,679
Mutual funds held in rabbi trusts	12,431	12,431	12,431	—	—
Loans, net of deferred fees and costs	24,258,468	24,031,001	—	—	24,031,001
GGL/SBA loans servicing asset	4,178	4,178			4,178
Derivative assets	17,791	17,791	—	17,791	—

Financial liabilities
Trading account liabilities	1,000	1,000		1,000
Non-interest bearing deposits	7,264,856	7,264,856	—	7,264,856	—
Interest bearing deposits	17,840,856	17,837,691	—	17,837,691	—
Federal funds purchased, other short-term borrowings and other short-term liabilities	146,480	146,480	146,480	—	—
Long-term debt	2,160,867	2,212,520	—	2,212,520	—
Other liabilities	11,421	11,421	—	—	11,421
Derivative liabilities	21,896	21,896	—	16,484	5,412

	December 31, 2016
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$395,175	395,175	395,175	—	—
Interest bearing funds with Federal Reserve Bank	527,090	527,090	527,090	—	—
Interest earning deposits with banks	18,720	18,720	18,720	—	—
Federal funds sold and securities purchased under resale agreements	58,060	58,060	58,060	—	—
Trading account assets	9,314	9,314	1,890	7,424	—
Mortgage loans held for sale	51,545	51,545	—	51,545	—
Investment securities available for sale	3,718,195	3,718,195	114,676	3,601,723	1,796
Private equity investments	25,493	25,493	—	—	25,493
Mutual funds held in rabbi trusts	11,479	11,479	11,479	—	—
Loans, net of deferred fees and costs	23,856,391	23,709,434	—	—	23,709,434
Derivative assets	20,623	20,623	—	20,623	—

Financial liabilities
Non-interest bearing deposits	7,085,804	7,085,804	—	7,085,804	—
Interest bearing deposits	17,562,256	17,560,021	—	17,560,021	—
Federal funds purchased, other short-term borrowings and other short-term liabilities	159,699	159,699	159,699	—	—
Long-term debt	2,160,881	2,217,544	—	2,217,544	—
Other liabilities	14,000	14,000	—	—	14,000
Derivative liabilities	23,299	23,299	—	17,531	5,768

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
Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of March 31, 2017 and December 31, 2016, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk related to core banking activities.
Synovus is party to master netting arrangements with its dealer counterparties; however, Synovus does not offset assets and liabilities under these arrangements for financial statement presentation purposes.
Counterparty Credit Risk and Collateral
Entering into derivative contracts potentially exposes Synovus to the risk of counterparties’ failure to fulfill their legal obligations, including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Synovus assesses the credit risk of its dealer counterparties by regularly monitoring publicly available credit rating information, evaluating other market indicators, and periodically reviewing detailed financials. Dealer collateral requirements are determined via risk-based policies and procedures and in accordance with existing agreements. Synovus seeks to minimize dealer credit risk by dealing with highly rated counterparties and by obtaining collateral for exposures above certain predetermined limits. Management closely monitors credit conditions within the customer swap portfolio, which management deems to be of higher risk than dealer counterparties. Collateral is secured at origination and credit related fair value adjustments are recorded against the asset value of the derivative as deemed necessary based upon an analysis, which includes consideration of the current asset value of the swap, customer credit rating, collateral value, and customer standing with regards to its swap contractual obligations and other related matters. Such asset values fluctuate based upon changes in interest rates regardless of changes in notional amounts and changes in customer specific risk.

Cash Flow Hedges
As of March 31, 2017 and December 31, 2016, there were no cash flow hedges outstanding. The unamortized deferred net loss balance from previously terminated cash flow hedges at March 31, 2017 and December 31, 2016 was $(65) thousand and $(130) thousand, respectively. Synovus expects to reclassify from accumulated other comprehensive income (loss) the remaining $65 thousand to interest expense during the next three months as amortization of deferred losses from prior period cash flow hedge terminations is recognized.
Fair Value Hedges
As of March 31, 2017 and December 31, 2016, there were no fair value hedges outstanding. The unamortized deferred gain balance on all previously terminated fair value hedges at March 31, 2017 and December 31, 2016 was $436 thousand and $873 thousand, respectively. Synovus expects to reclassify from hedge-related basis adjustment, a component of long-term debt, the remaining $436 thousand of deferred gain balance on previously terminated fair value hedges as a reduction to interest expense during the next three months as amortization of deferred gains is recorded.
Customer Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated counterparties. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' Consolidated Balance Sheets. Fair value changes are recorded as a component of non-interest income. As of March 31, 2017, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.41 billion, an increase of $85.7 million compared to December 31, 2016.
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative contract was $5.4 million and $5.8 million at March 31, 2017 and December 31, 2016, respectively. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract. Management believes that the estimate of Synovus' exposure to the Visa indemnification and fees associated with the Visa derivative is adequate based on current information, including Visa's recent announcements and disclosures. However, future developments in the litigation could require potentially significant changes to Synovus' estimate. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Visa Shares and Related Agreements" of Synovus' 2016 Form 10-K for further information.
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
At March 31, 2017 and December 31, 2016, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $100.5 million and $88.2 million, respectively. Fair value adjustments related to these commitments resulted in a gain of $674 thousand and $782 thousand for the three months ended March 31, 2017 and 2016, respectively, which was recorded as a component of mortgage banking income in the Consolidated Statements of Income.
At March 31, 2017 and December 31, 2016, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $112.0 million and $126.5 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. Fair value adjustments related to these outstanding commitments to sell mortgage loans resulted in a loss of $2.5 million and $933 thousand for the three months ended March 31, 2017 and 2016, respectively, which were recorded as a component of mortgage banking income in the Consolidated Statements of Income.
Collateral Requirements
Pursuant to the Dodd-Frank Act, certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of March 31, 2017, collateral totaling $49.1 million of federal funds sold was pledged to the derivative counterparties to comply with collateral requirements.
The impact of derivative instruments on the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
(in thousands)	Location on Consolidated Balance Sheets	March 31, 2017	December 31, 2016	Location on Consolidated Balance Sheets	March 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$15,548	17,157	Other liabilities	15,923	17,531
Mortgage derivatives	Other assets	2,243	3,466	Other liabilities	561	—
Visa derivative		—	—	Other liabilities	5,412	5,768
Total derivatives not designated as hedging instruments		$17,791	20,623		21,896	23,299

The pre-tax effect of fair value hedges on the Consolidated Statements of Income for the three months ended March 31, 2017 and 2016 is presented below.

		Gain (Loss) Recognized in Income
(in thousands)		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income	2017	2016
Interest rate contracts(1)	Other non-interest income	$(1)	6
Mortgage derivatives(2)	Mortgage banking income	(1,784)	(151)
Total		$(1,785)	(145)

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third-party investors.
During the three months ended March 31, 2017 and 2016, Synovus reclassified $437 thousand and $515 thousand, respectively, from hedge-related basis adjustment, a component of long-term debt, as a reduction to interest expense. During the three months ended March 31, 2016, Synovus reclassified $1.3 million from hedge-related basis adjustment, as a reduction to loss on early extinguishment of debt, net. These deferred gains relate to hedging relationships that have been previously terminated and are reclassified into earnings over the remaining life of the hedged items.

Note 10 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Basic Net Income Per Common Share:
Net income available to common shareholders	$69,298	49,972
Weighted average common shares outstanding	122,300	127,227
Net income per common share, basic	$0.57	0.39
Diluted Net Income Per Common Share:
Net income available to common shareholders	$69,298	49,972
Weighted average common shares outstanding	122,300	127,227
Potentially dilutive shares from outstanding equity-based awards	759	630
Weighted average diluted common shares	123,059	127,857
Net income per common share, diluted	$0.56	0.39

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
As of March 31, 2017 and 2016, there were 2.2 million and 2.5 million, respectively, potentially dilutive shares related to Warrants and stock options to purchase shares of common stock that were outstanding during 2017 and 2016, but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.
Note 11 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At March 31, 2017, Synovus had a total of 5.7 million shares of its authorized but unissued common stock reserved for future grants under the 2013 Omnibus Plan. The 2013 Omnibus Plan authorizes 8.6 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units, and performance share units) count as two share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. The Plan permits grants of share-based compensation including stock options, restricted share units, market restricted share units, and performance share units. The grants generally include vesting periods ranging from three to five years and contractual terms of ten years. Stock options are granted at exercise prices which equal the fair value of a share of common stock on the grant-date. Market restricted share units and performance share units are granted at target and are compared annually to required market and performance metrics to determine final units vested and compensation expense. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units, market restricted share units, and performance share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
Share-based Compensation Expense
Total share-based compensation expense was $3.4 million for the three months ended March 31, 2017 and $3.3 million for the three months ended March 31, 2016.
Stock Options
No stock option grants were made during the three months ended March 31, 2017. At March 31, 2017, there were 863 thousand outstanding stock options to purchase shares of common stock with a weighted average exercise price of $17.80 per share.
Restricted Share Units, Performance Share Units, and Market Restricted Share Units
During the three months ended March 31, 2017, Synovus awarded 207 thousand restricted share units that have a service-based vesting period of three years and awarded 73 thousand performance share units that vest upon service and performance conditions. Synovus also granted 73 thousand market restricted share units during the three months ended March 31, 2017. The weighted average grant-date fair value of the awarded restricted share units, performance share units and market restricted share units was $41.93 per share. Market restricted share units and performance share units are granted at target and are compared annually to required market and performance metrics. The performance share units vest upon meeting certain service and performance conditions. Return on average assets (ROAA) performance is evaluated each year over a three-year performance period, with share distribution determined at the end of the three years. The number of performance share units that will ultimately vest ranges from 0% to 150% of target based on Synovus' three-year weighted average ROAA (as defined). The market restricted share units have a three-year service-based vesting component as well as a total shareholder return multiplier. The number of market restricted share units that will ultimately vest ranges from 75% to 125% of target based on Synovus' total shareholder return. At March 31, 2017, including dividend equivalents granted, there were 1.0 million restricted share units, performance share units and market restricted share units outstanding with a weighted average grant-date fair value of $32.36 per share.
Note 12 - Commitments and Contingencies
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
Unfunded lending commitments and letters of credit at March 31, 2017 and December 31, 2016 are presented below.

(in thousands)	March 31, 2017	December 31, 2016
Letters of credit*	$156,187	150,948
Commitments to fund commercial real estate, construction, and land development loans	1,359,986	1,394,162
Unused credit card lines	1,135,102	1,103,431
Commitments under home equity lines of credit	1,131,277	1,096,052
Commitments to fund commercial and industrial loans	4,960,671	4,792,834
Other loan commitments	303,084	307,772
Total unfunded lending commitments and letters of credit	$9,046,307	8,845,199

* Represent the contractual amount net of risk participations of approximately $76 million and $83 million at March 31, 2017 and December 31, 2016, respectively.
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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of March 31, 2017 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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
Note 14 - Subsequent Event
On April 17, 2017, Synovus Bank entered into a definitive agreement to acquire certain card assets and assume certain liabilities of World's Foremost Bank (WFB), a wholly-owned subsidiary of Cabela's Incorporated.  Immediately following the closing of this transaction, Synovus will sell the credit card assets and related liabilities to Capital One Bank (USA), National Association, a subsidiary of Capital One Financial Corporation (Capital One), while retaining the brokered time deposits portfolio.  The WFB brokered deposits portfolio has a carrying value of approximately $1.2 billion.  Pursuant to the terms of the agreement, Synovus will receive $75 million in consideration from Cabela's and Capital One upon closing.  The transaction is expected to close during the third quarter of 2017, subject to customary regulatory approvals and the satisfaction of other closing conditions, including the readiness of the Cabela's and Bass Pro Shops merger announced in October 2016 to be completed.
The transaction will be accounted for as an assumption of liabilities pursuant to the asset acquisition model and the earning of fees for services performed. The $75 million in consideration will be recorded as a transaction fee, to be recognized upon closing of the transaction as no continuing involvement or contingencies with respect to the sale of the credit card assets and related liabilities will exist. If the transaction between Synovus and Capital One referred to above does not occur immediately after the transaction between Synovus and WFB, the transaction between Synovus and WFB will be rescinded, including repayment of any cash amounts paid and return of any assets and liabilities transferred, such that Cabela’s, WFB, Capital One and Synovus will be in the same position as if the transaction had never occurred.
Additionally, the deposit liabilities acquired by Synovus will be recorded at fair value determined in accordance with the Brokered CD Curve Discount Methodology, as defined in the agreement.   In the event that the book value of the deposits is less than the fair value of the deposits, Capital One will provide a cash payment to Synovus to compensate Synovus for the difference; however, Synovus is not required to make any payment if the fair value of the deposits is less than the book value. The deposits portfolio has a weighted average cost of funds of approximately 1.85%, maturities ranging from 2017 through 2023, and a weighted average maturity of approximately 2.75 years.
For additional information regarding this transaction, please refer to Synovus' Current Report on Form 8-K filed with the SEC on April 17, 2017.

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

(27)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(28)
other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Risk Factors" of this Report.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I-Item 1A. Risk Factors” and other information contained in Synovus' 2016 Form 10-K and our other periodic filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, that we file from time to time with the SEC. All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. You should not place undue reliance on any forward-looking statements since those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking information and statements, whether written or oral, to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.

INTRODUCTION AND CORPORATE PROFILE
Synovus Financial Corp. is a financial services company and a registered bank holding company headquartered in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the company provides commercial and retail banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, premium finance and international banking. Synovus also provides mortgage services, financial planning, and investment advisory services through its wholly-owned subsidiaries, Synovus Mortgage, Synovus Trust, and Synovus Securities, as well as its GLOBALT and Creative Financial Group divisions.
Synovus Bank's 28 locally-branded bank divisions are positioned in some of the highest growth markets in the Southeast, with 248 branches and 327 ATMs in Georgia, Alabama, South Carolina, Florida, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three months ended March 31, 2017 and financial condition as of March 31, 2017 and December 31, 2016. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2016 Form 10-K.
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

•    Additional Disclosures - Discusses additional important matters including critical accounting policies and non-GAAP financial measures used within this Report.
A reading of each section is important to understand fully the nature of our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS
Consolidated Financial Highlights

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2017	2016	Change
Net interest income	$239,927	218,193	10.0%
Provision for loan losses	8,674	9,377	(7.5)
Non-interest income	71,839	63,147	13.8
Adjusted non-interest income(1)	65,985	63,471	4.0
Non-interest expense	197,388	188,233	4.9
Adjusted non-interest expense(1)	190,608	179,177	6.4
Income before income taxes	105,704	83,730	26.2
Net income	71,857	52,531	36.8
Net income available to common shareholders	69,298	49,972	38.7
Net income per common share, basic	0.57	0.39	44.3
Net income per common share, diluted	0.56	0.39	44.1
Net interest margin	3.42%	3.27	15 bps
Net charge-off ratio (annualized)	0.12	0.13	(1) bp

(1) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.

	March 31, 2017	December 31, 2016	Sequential Quarter Change	March 31, 2016	Year-Over-Year Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$24,258,468	23,856,391	402,077	$22,758,203	1,500,265
Total deposits	25,105,712	24,648,060	457,652	23,449,928	1,655,784
Total average deposits	24,918,855	24,661,265	257,590	23,210,263	1,708,592
Average core deposits(1)	23,538,068	23,280,334	257,734	22,115,024	1,423,044
Average core transaction deposits(1)	18,147,856	17,776,147	371,709	16,536,896	1,610,960

Non-performing assets ratio	0.77%	0.74	3 bps	0.95%	(18) bps
Non-performing loans ratio	0.65	0.64	1 bp	0.78	(13) bps
Past due loans over 90 days	0.01	0.01	—	0.01	—

Tier 1 capital	$2,758,794	2,685,880	72,914	2,609,191	149,603
Common equity Tier 1 capital (transitional)	2,672,648	2,654,287	18,361	2,609,191	63,457
Total risk-based capital	3,274,612	3,201,268	73,344	3,183,901	90,711
Tier 1 capital ratio	10.18%	10.07	11 bps	10.04%	14 bps
Common equity Tier 1 capital ratio (transitional)	9.86	9.96	(10) bps	10.04	(18) bps
Total risk-based capital ratio	12.08	12.01	7 bps	12.25	(17) bps
Total shareholders’ equity to total assets ratio	9.66	9.73	(7) bps	10.12	(46) bps
Tangible common equity to tangible assets ratio(1)	9.04	9.09	(5) bps	9.62	(58) bps
Return on average common equity	9.97	9.42	55 bps	7.08	289 bps
Return on average tangible common equity(1)	10.26	9.65	61 bps	7.15	311 bps

(1) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.

Results for the Three Months Ended March 31, 2017
For the three months ended March 31, 2017, net income available to common shareholders was $69.3 million, or $0.56 per diluted common share, an increase of 38.7% and 44.1%, respectively, compared to the three months ended March 31, 2016. Adjusted net income available to common shareholders for the three months ended March 31, 2017 was $69.8 million, or $0.57 per diluted common share, an increase of 24.9% and 29.8%, respectively, compared to the three months ended March 31, 2016. Adjusted net income available to common shareholders excludes the after-tax impact of investment securities gains, net, decrease in fair value of private equity investments, net, loss on early extinguishment of debt, net, fair value adjustment to Visa derivative, merger-related expense, litigation settlement expense, and restructuring charges, net. The first quarter results include a $4.1 million income tax benefit, or 3 cents per share, from adoption of the new accounting standard update which includes a requirement to record all tax effects associated with share-based compensation through the income statement. Synovus currently estimates that the benefit from this accounting standard update for the remainder of 2017 will be less than $1.0 million per quarter. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.
Total revenues were $304.1 million for the three months ended March 31, 2017, up $22.8 million, or 8.1%, vs. the same time period in 2016, with net interest income and non-interest income excluding net investment securities gains growing 10.0% and 1.7%, respectively, from the prior year. Net interest income was $239.9 million for the three months ended March 31, 2017, up $21.7 million, or 10.0%, compared to the three months ended March 31, 2016. The net interest margin was 3.42% for the three months ended March 31, 2017, an increase of 15 basis points from 3.27% for the first quarter of 2016. The yield on earning assets was 3.88%, up 15 basis points compared to the first quarter of 2016 and the effective cost of funds was unchanged at 0.46%. The yield on loans was 4.25%, an increase of 10 basis points from the first quarter of 2016 and the yield on investment securities was 2.07%, an increase of 15 basis points from the first quarter of 2016. Earning asset yields also benefited from a reduction of the average balance of lower yielding funds held at the Federal Reserve.
Total non-interest income was $71.8 million for the three months ended March 31, 2017, up $8.7 million, or 13.8%, compared to the three months ended March 31, 2016. Adjusted non-interest income, which excludes net investment securities gains and decrease in fair value of private equity investments, was $66.0 million, up $2.5 million, or 4.0%, compared to the first quarter a year ago. Non-interest expense for the three months ended March 31, 2017 was $197.4 million, an increase of $9.2 million, or 4.9%, compared to $188.2 million for the three months ended March 31, 2016. Adjusted non-interest expense for the three months ended March 31, 2017, which excludes restructuring charges, net, loss on early extinguishment of debt, net, litigation settlement expense, merger-related expense, fair value adjustment to Visa derivative, and amortization of intangibles increased $11.4 million, or 6.4%, compared to the same period in 2016. The year-over-year expense growth is driven by strategic investments in talent and technology, increased advertising expense, and the Global One acquisition. Strategic investments in talent and and technology accounted for approximately $5 million of the increase, as we continue to add key talent and invest in technology to enhance the customer experience. The $3.5 million increase in advertising expense is a timing related increase and $1.2 million of the year-over-year increase is from Global One operating expenses. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.
Credit quality metrics continued to be favorable during the three months ended March 31, 2017. The non-performing assets ratio increased 3 basis points to 0.77%, compared to 0.74% in the prior quarter, and was down significantly from 0.95% a year ago. Net charge-offs for the three months ended March 31, 2017 totaled $6.9 million, down $1.4 million, or 16.8%, from $8.3 million in the previous quarter and down 6.0% from the first quarter of 2016. The annualized net charge-off ratio was 0.12% of average loans in the first quarter as compared to 0.14% of average loans in the previous quarter and 0.13% of average loans in the first quarter of 2016. Provision expense was $8.7 million compared to provision expense of $6.3 million in the prior quarter and $9.4 million during the first quarter a year ago. The allowance for loan losses ended the quarter at $253.5 million, or 1.05% of loans, representing a $1.8 million increase compared to the previous quarter and a $1.0 million decrease compared to the prior year.
For the three months ended March 31, 2017, Synovus recorded restructuring charges of $6.5 million consisting primarily of termination benefits incurred in conjunction with a voluntary early retirement program offered during the quarter. This program is part of Synovus' ongoing efficiency initiatives.
At March 31, 2017, total loans were $24.26 billion, an increase of $402.1 million, or 6.8% annualized, and $1.50 billion or 6.6%, compared to December 31, 2016 and March 31, 2016, respectively. Year-over-year loan growth was driven by a $931.3 million or 8.6% increase in C&I loans and a $719.8 million or 16.4% increase in consumer loans, partially offset by a $154.4 million or 2.0% decline in CRE loans.
At March 31, 2017, total deposits were $25.11 billion, up $457.7 million, or 7.6% annualized, compared to the previous quarter and up $1.66 billion, or 7.1%, compared to March 31, 2016. During the first quarter of 2017, total average deposits increased $257.6 million, or 4.2% annualized, compared to the fourth quarter of 2016, and increased $1.71 billion, or 7.4%, compared to the first quarter of 2016. Average core deposits were up $257.7 million, or 4.5% annualized, compared to the previous quarter, and up $1.42 billion, or 6.4%, compared to the first quarter a year ago. Average core transaction deposits increased $371.7 million, or 8.5% annualized, compared to the prior quarter, and were up $1.61 billion, or 9.7%, compared to the first quarter of 2016. The increase in average deposits for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was due to growth in average core transaction deposits, which represented 72.8% of average deposits for the first quarter of 2017 compared to 71.2% a year ago. See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
During January 2016, Synovus repurchased $124.7 million of the 2017 subordinated notes in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. 2016 results include a $4.7 million pre-tax loss relating to this tender offer.
During the three months ended March 31, 2017, Synovus repurchased $15.1 million in common stock under the current share repurchase program which was authorized during the fourth quarter of 2016 by Synovus' Board of Directors. The current share repurchase program authorizes share repurchases of up to $200 million of the Company's common stock to be executed during 2017. Additionally, during the first quarter of 2017, Synovus increased the quarterly common stock dividend by 25% to $0.15 per share effective with the quarterly dividend declared during the first quarter of 2017. Total shareholders' equity was $2.96 billion at March 31, 2017, compared to $2.93 billion at December 31, 2016, and $2.95 billion at March 31, 2016. Return on average common equity was 9.97% at March 31, 2017, compared to 9.42% at December 31, 2016, and 7.08% at March 31, 2016. Return on average tangible common equity was 10.26% at March 31, 2017, compared to 9.65% at December 31, 2016, and 7.15% at March 31, 2016. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.

2017 Outlook
For 2017, management currently expects:

•	Average loan growth of 5% to 7%

•	Average total deposits growth of 5% to 7%

•	Net interest income growth of 10% to 12%

•	Adjusted non-interest income* growth of 2% to 4%

•	Total non-interest expense growth of 2% to 4%

•	Effective income tax rate of 34% to 35%

•	Net charge-off ratio of 15 to 20 bps
* See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
Changes in Financial Condition
During the three months ended March 31, 2017, total assets increased $575.6 million from $30.10 billion at December 31, 2016 to $30.68 billion. The principal component of this increase was an increase in loans, net of deferred fees and costs, of $402.1 million. Additionally, Synovus increased its investment in BOLI policies by $75.0 million during the three months ended March 31, 2017. An increase of $457.7 million in deposits provided the funding source for the growth in loans and investments. Investment securities available for sale, at fair value, increased by $64.7 million during the three months ended March 31, 2017 and included $94.6 million for a security purchased during the first quarter of 2017, but settled after March 31, 2017, with purchase amount payable reflected in other liabilities.

Loans
The following table compares the composition of the loan portfolio at March 31, 2017, December 31, 2016, and March 31, 2016.

(dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2017 vs. December 31, 2016 % Change(1)	March 31, 2016	March 31, 2017 vs. March 31, 2016 % Change
Investment properties	$6,016,052	5,869,261	10.1%	5,894,894	2.1%
1-4 family properties	861,271	887,307	(11.9)	998,666	(13.8)
Land and development	581,900	609,406	(18.3)	720,075	(19.2)
Total commercial real estate	7,459,223	7,365,974	5.1	7,613,635	(2.0)
Commercial, financial and agricultural	7,056,032	6,915,927	8.2	6,537,253	7.9
Owner-occupied	4,684,734	4,636,016	4.3	4,272,219	9.7
Total commercial and industrial	11,740,766	11,551,943	6.6	10,809,472	8.6
Home equity lines	1,587,102	1,617,265	(7.6)	1,669,406	(4.9)
Consumer mortgages	2,350,730	2,296,604	9.6	1,970,193	19.3
Credit cards	224,349	232,413	(14.1)	232,554	(3.5)
Other consumer loans	922,018	818,183	51.5	492,274	87.3
Total consumer	5,084,199	4,964,465	9.8	4,364,427	16.5
Total loans	24,284,188	23,882,382	6.8	22,787,534	6.6
Deferred fees and costs, net	(25,720)	(25,991)	(4.2)	(29,331)	(12.3)
Total loans, net of deferred fees and costs	$24,258,468	23,856,391	6.8%	22,758,203	6.6%

(1) Percentage changes are annualized
At March 31, 2017, total loans were $24.26 billion, an increase of $402.1 million, or 6.8% annualized, and $1.50 billion or 6.6%, compared to December 31, 2016 and March 31, 2016, respectively. Year-over-year loan growth was driven by a $931.3 million or 8.6% increase in C&I loans and a $719.8 million or 16.5% increase in consumer loans, partially offset by a $154.4 million or 2.0% decline in CRE loans.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at March 31, 2017 were $19.20 billion, or 79.1% of the total loan portfolio, compared to $18.92 billion, or 79.2%, at December 31, 2016 and $18.42 billion, or 80.9%, at March 31, 2016.
At March 31, 2017 and December 31, 2016, Synovus had 28 and 29 commercial loan relationships, respectively, with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at March 31, 2017 and December 31, 2016 was approximately $35 million and $34 million, respectively.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' total loan portfolio and is currently concentrated on small to middle market C&I lending dispersed throughout a diverse group of industries primarily in the Southeast and other selected areas in the United States, including health care and social assistance, manufacturing, retail trade, real-estate related industries, finance and insurance, professional, scientific, and technical services as well as wholesale trade, shown in the following table (aggregated by NAICS code). The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are originated through Synovus' local market banking divisions and the Corporate Banking Group to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of March 31, 2017, approximately 93% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. C&I loans grew $188.8 million, or 6.6% annualized, from December 31, 2016 and $931.3 million, or 8.6%, from March 31, 2016. The year-over-year growth in C&I loans reflects $356.7 million in loans added from the Global One acquisition on October 1, 2016.

Commercial and Industrial Loans by Industry	March 31, 2017		December 31, 2016
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$2,662,817	22.7%	$2,594,572	22.5%
Manufacturing	932,863	7.9	872,559	7.5
Retail trade	871,776	7.4	905,083	7.8
Real estate and rental and leasing	785,231	6.7	771,188	6.7
Finance and insurance	772,707	6.6	764,811	6.6
Professional, scientific, and technical services	717,937	6.1	681,529	5.9
Wholesale trade	697,794	5.9	645,124	5.6
Real estate other	571,149	4.9	517,426	4.5
Accommodation and food services	526,771	4.5	530,232	4.6
Construction	462,749	3.9	465,632	4.0
Transportation and warehousing	393,972	3.4	397,357	3.4
Agriculture, forestry, fishing, and hunting	365,422	3.1	387,589	3.4
Administration, support, waste management, and remediation	276,385	2.4	287,391	2.5
Educational services	236,007	2.0	222,516	1.9
Information	220,265	1.9	240,437	2.1
Other services	811,084	6.9	810,437	7.0
Other industries	435,837	3.7	458,060	4.0
Total commercial and industrial loans	$11,740,766	100.0%	$11,551,943	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
At March 31, 2017, $7.06 billion of C&I loans, or 29.1% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At March 31, 2017, $4.68 billion of C&I loans, or 19.3% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominately secured by owner-occupied properties and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
Total CRE loans consist of investment properties loans, 1-4 family properties loans, as well as land and development loans. These loans are subject to the same uniform lending policies referenced above. CRE loans increased $93.2 million, or 5.1% annualized, from December 31, 2016 and decreased $154.4 million, or 2.0%, from March 31, 2016. The decline from the prior year was driven by strategic reductions in 1-4 family properties as well as land and development loans, partially offset by growth in investment properties.
Investment Properties Loans
Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses, and other investment property. Total investment properties loans as of March 31, 2017 were $6.02 billion, or 80.7% of the total CRE portfolio and 24.8% of the total loan portfolio, compared to $5.87 billion, or 79.7% of the total CRE portfolio, and 24.6% of the total loan portfolio at December 31, 2016, an increase of $146.8 million, or 10.1% annualized, driven by strong growth in the multi-family and other investment property categories. Synovus' investment properties portfolio is well diversified by property type, geography (primarily within Synovus' primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida), and tenants. The investment properties loans are primarily secured by the property being financed by the loans; however, these loans may also be secured by real estate or other assets beyond the property being financed.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to homebuilders and commercial mortgage loans to real estate investors and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Construction loans are generally interest-only loans and typically have maturities of three years or less, and commercial mortgage loans generally have maturities of three to five years, with amortization periods of up to fifteen to twenty years. At March 31, 2017, 1-4 family properties loans totaled $861.3 million, or 11.5% of the total CRE portfolio and 3.6% of the total loan portfolio, compared to $887.3 million, or 12.0% of the total CRE portfolio and 3.7% of the total loan portfolio at December 31, 2016.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. These loans have short-term maturities and are typically unamortized. Properties securing these loans are substantially within the Synovus footprint, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). Total land and development loans were $581.9 million at March 31, 2017, or 2.3% of the total loan portfolio, a decline of $27.5 million, or 18.3% annualized, from December 31, 2016. Synovus continues to strategically reduce its exposure to these types of loans.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network as well as third-party lending partnerships, including first and second residential mortgages, home equity lines, credit card loans, home improvement loans, student loans, and other consumer loans. The majority of Synovus' consumer loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus.
Consumer loans at March 31, 2017 totaled $5.08 billion, representing 20.9% of the total loan portfolio compared to $4.96 billion, or 20.8% of the total loan portfolio at December 31, 2016, and $4.36 billion, or 19.1% of the total loan portfolio at March 31, 2016. Consumer loans increased $119.7 million, or 9.8% annualized, from December 31, 2016 and $719.8 million, or 16.5%, from March 31, 2016 as a result of the strategic initiative to diversify the composition of the loan portfolio. Consumer mortgages grew $54.1 million or 9.6% annualized, from December 31, 2016, and $380.5 million, or 19.3%, from March 31, 2016 primarily due to continued recruiting of mortgage loan originators in strategic markets throughout the footprint as well as enhanced origination efforts, which also create additional cross-selling opportunities for other products. Credit card loans totaled $224.3 million at March 31, 2017, including $57.7 million of commercial credit card loans. The commercial credit card loans relate to Synovus' commercial customers who utilize corporate credit cards for various business activities. Other consumer loans increased $103.8 million, or 51.5% annualized, from December 31, 2016, and $429.7 million, or 87.3%, from March 31, 2016 primarily due to two consumer-based lending partnerships. One lending partnership, which began near the end of the third quarter of 2015, is a point-of-sale program that provides merchants and contractors nationwide with the ability to offer term financing to their customers for major purchases and home improvement projects. The other lending partnership, which began in the second quarter of 2016, primarily provides qualified borrowers the ability to refinance student loan debt. As of March 31, 2017, these partnerships had combined balances of $592.2 million, and management currently projects that these lending partnerships will comprise approximately 3% of the total loan portfolio in 2017.
Consumer loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores. Synovus makes consumer lending decisions based upon a number of key credit risk determinants including FICO scores as well as loan-to-value and debt-to-income ratios. Risk levels 1-6 (descending) are assigned to consumer loans based upon a risk score matrix. At least annually, the consumer loan portfolio data is sent to a consumer credit reporting agency for a refresh of customers' credit scores so that management can evaluate ongoing consistency or negative migration in the quality of the portfolio, which impacts the allowance for loan losses. The most recent credit score refresh was completed as of December 31, 2016. Revolving lines of credit are regularly reviewed for any material change in financial circumstances, and when appropriate, the line of credit may be suspended for further advances. FICO scores within the residential real estate portfolio have generally remained stable over the last several years.
At December 31, 2016, weighted-average FICO scores within the residential real estate portfolio were 768 for HELOCs and 773 for consumer mortgages. Conservative debt-to-income ratios (average HELOC debt to income ratio of loans originated) were maintained in the first quarter of 2017 at 31.1% compared to 31.7% in the fourth quarter of 2016. HELOC utilization rates (total amount outstanding as a percentage of total available lines) of 57.0% and 58.3% at March 31, 2017 and December 31, 2016, respectively, and loan-to-value ratios based upon prudent guidelines were maintained to ensure consistency with Synovus' overall risk philosophy. At March 31, 2017, 30% of home equity line balances were secured by a first lien, and 70% were secured by a second lien. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.

Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of the origination date or, if the loan has been refinanced, as of the refinance date, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' consumer lending strategy, and Synovus does not currently offer specific higher-risk consumer loans, alt-A, no documentation or stated income residential real estate loan products. Synovus estimates that, as of March 31, 2017, it had $98.8 million of higher-risk consumer loans (1.9% of the consumer portfolio and 0.4% of the total loan portfolio) compared to $109.9 million as of March 31, 2016. Included in these amounts as of March 31, 2017 and 2016 are approximately $11 million and $13 million, respectively, of accruing TDRs.
Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of average deposits for the time periods indicated.

Composition of Average Deposits
	Three Months Ended
(dollars in thousands)	March 31, 2017	%(1)	December 31, 2016	%(1)	March 31, 2016	%(1)
Non-interest bearing demand deposits	$7,174,146	28.8%	7,280,033	29.5	6,812,223	29.4
Interest bearing demand deposits	4,784,329	19.2	4,488,135	18.2	4,198,738	18.1
Money market accounts, excluding brokered deposits	7,424,627	29.8	7,359,067	29.8	7,095,778	30.6
Savings deposits	909,660	3.7	908,725	3.7	722,172	3.1
Time deposits, excluding brokered deposits	3,245,306	13.0	3,244,373	13.2	3,286,113	14.1
Brokered deposits	1,380,787	5.5	1,380,932	5.6	1,095,239	4.7
Total average deposits	24,918,855	100.0%	24,661,265	100.0	23,210,263	100.0
Average core deposits(2)	23,538,068	94.5	23,280,334	94.4	22,115,024	95.3
Average core transaction deposits (2)	$18,147,856	72.8%	17,776,147	72.1	16,536,896	71.2

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
During the first quarter of 2017, total average deposits increased $257.6 million, or 4.2% annualized, compared to the fourth quarter of 2016, and increased $1.71 billion, or 7.4%, compared to the first quarter of 2016. Average core deposits were up $257.7 million, or 4.5% annualized, compared to the previous quarter, and up $1.42 billion, or 6.4%, compared to the first quarter a year ago. Average core transaction deposits increased $371.7 million, or 8.5% annualized, compared to the prior quarter, and were up $1.61 billion, or 9.7%, compared to the first quarter of 2016. The increase in average deposits for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was due to growth in average core transaction deposits, which represented 72.8% of average deposits for the first quarter of 2017 compared to 71.2% a year ago. See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
Average non-interest bearing demand deposits as a percentage of total average deposits were 28.8% for the three months ended March 31, 2017, compared to 29.4% for the three months ended December 31, 2016, and 29.4% for the three months ended March 31, 2016.
Average time deposits of $100,000 and greater for the three months ended March 31, 2017, December 31, 2016, and March 31, 2016 were $2.79 billion, $2.76 billion, and $2.79 billion, respectively, and included average brokered time deposits of $761.2 million, $742.2 million, and $780.2 million, respectively. These larger deposits represented 11.2%, 11.2%, and 12.0% of total average deposits for the three months ended March 31, 2017, December 31, 2016, and March 31, 2016, respectively, and included brokered time deposits which represented 3.1%, 3.0%, and 3.4% of total average deposits for the three months ended March 31, 2017, December 31, 2016, and March 31, 2016, respectively. Given the growth in core transaction deposits, Synovus continues to decrease its reliance on higher cost time deposits.

During May 2016, Synovus launched a bank deposit sweep product, which resulted in the addition of approximately $293 million in deposits from existing customers of Synovus Securities, Synovus’ wholly-owned subsidiary.   These customers previously had their cash balances invested in mutual funds with an unaffiliated institution. The total aggregate balance of these accounts was approximately $348.6 million as of March 31, 2017.
During the first quarter of 2017, total average brokered deposits represented 5.5% of Synovus' total average deposits compared to 5.6% and 4.7% of total average deposits the previous quarter and the first quarter a year ago, respectively.
Non-interest Income
Non-interest income for the three months ended March 31, 2017 was $71.8 million compared to $63.1 million for the three months ended March 31, 2016. Adjusted non-interest income, which excludes net investment securities gains and decrease in fair value of private equity investments, net was up $2.5 million, or 4.0%, for the three months ended March 31, 2017, compared to the same period a year ago. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.
The following table shows the principal components of non-interest income.

Non-interest Income	Three Months Ended March 31,
(in thousands)	2017	2016	% Change
Service charges on deposit accounts	$19,774	19,710	0.3%
Fiduciary and asset management fees	12,151	11,274	7.8
Brokerage revenue	7,226	6,483	11.5
Mortgage banking income	5,766	5,484	5.1
Bankcard fees	8,185	8,372	(2.2)
Investment securities gains, net	7,668	67	nm
Decrease in fair value of private equity investments, net	(1,814)	(391)	nm
Other fee income	4,868	4,804	1.3
Other non-interest income	8,015	7,344	9.1
Total non-interest income	$71,839	63,147	13.8%

Principal Components of Non-interest Income
Service charges on deposit accounts for the three months ended March 31, 2017 were $19.8 million, up $63 thousand, or 0.3%, compared to the three months ended March 31, 2016. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were $9.0 million for the three months ended March 31, 2017, down $162 thousand, or 1.8%, compared to the three months ended March 31, 2016. Account analysis fees were $6.1 million for the three months ended March 31, 2017, up $295 thousand, or 5.0%, compared to the three months ended March 31, 2016. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, for the three months ended March 31, 2017 were $4.6 million, down $70 thousand, or 1.5%, compared to the same period in 2016.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management, and financial planning services. Fiduciary and asset management fees increased $877 thousand, or 7.8%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The year-over-year increase is driven by growth in total assets under management, which ended the quarter at $11.88 billion, an increase of 7.4% from March 31, 2016, as well as increased banker productivity, as Synovus continues to benefit from new talent additions.
Brokerage revenue, which consists primarily of brokerage commissions, was $7.2 million for the three months ended March 31, 2017, up $744 thousand, or 11.5%, compared to the three months ended March 31, 2016. The increase is largely driven by growth in brokerage assets under management, which ended the quarter at $2.1 billion, an increase of 19.0% from March 31, 2016, as well as increased banker productivity, as Synovus continues to benefit from new talent additions.
Mortgage banking income was $5.8 million for the three months ended March 31, 2017, compared to $5.5 million for the same period in 2016. The year-over-year increase was driven by Synovus' investments in talent and technology, with secondary production increasing 13.5% vs. the same quarter a year ago. Total mortgage production of $278.8 million (which includes $121.5 million of portfolio loans) was up 19.8% from the three months ended March 31, 2016.

Bankcard fees totaled $8.2 million for the three months ended March 31, 2017, compared to $8.4 million for the same period in 2016. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $4.2 million, up $35 thousand, or 0.8%, for the three months ended March 31, 2017, compared to the same period in 2016. Credit card interchange fees were $5.4 million, down $8 thousand, or 0.1%, for the three months ended March 31, 2017, compared to the same period in 2016.
Investment securities gains, net of $7.7 million for the three months ended March 31, 2017 included a $3.4 million gain on the sale of an equity position and a $4.3 million gain from the repositioning of the investment securities portfolio.
Other fee income includes fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for automated teller machine use, customer swap dealer fees, and other service charges. Other fee income was higher by $64 thousand, or 1.3%, for the three months ended March 31, 2017, compared to the same period in 2016.
The main components of other non-interest income are income from BOLI policies, insurance commissions, gains from sales of GGL/SBA loans, card sponsorship fees, and other miscellaneous items. The increase of $671 thousand during the three months ended March 31, 2017, compared to the same time period in 2016, was due primarily to growth in BOLI revenues and insurance revenues. BOLI revenues grew $598 thousand driven by additional investments in BOLI policies of $75 million during the three months ended March 31, 2017. Insurance revenues grew $312 thousand, or 31.5%, during the three months ended March 31, 2017, compared to the same time period in 2016, reflecting Synovus' ability to meet additional needs of its financial management services customers. Gains from sales of GGL/SBA loans were $730 thousand for the three months ended March 31, 2017, compared to $711 thousand for the three months ended March 31, 2016.
Non-interest Expense
Non-interest expense for the three months ended March 31, 2017 was $197.4 million, an increase of $9.2 million, or 4.9%, compared to $188.2 million for the three months ended March 31, 2016. Adjusted non-interest expense for the three months ended March 31, 2017, which excludes restructuring charges, net, loss on early extinguishment of debt, net, litigation settlement expense, merger-related expense, fair value adjustment to Visa derivative, and amortization of intangibles increased $11.4 million, or 6.4%, compared to the same period in 2016. The year-over-year expense growth was driven by strategic investments in talent and technology, increased advertising expense, and the Global One acquisition. Strategic investments in talent and technology accounted for approximately $5 million of the increase, as Synovus continues to add key talent and invest in technology to enhance the customer experience. The $3.5 million increase in advertising expense was a timing related increase and $1.2 million of the year-over-year increase was from Global One operating expenses. Synovus See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.

The following table summarizes the components of non-interest expense for the three months ended March 31, 2017 and 2016.

Non-interest Expense
	Three Months Ended March 31,
(in thousands)	2017	2016	% Change
Salaries and other personnel expense	$107,191	101,358	5.8%
Net occupancy and equipment expense	29,331	26,577	10.4
Third-party processing expense	12,603	11,116	13.4
FDIC insurance and other regulatory fees	6,770	6,719	0.8
Professional fees	5,355	6,369	(15.9)
Advertising expense	5,912	2,410	145.3
Foreclosed real estate expense, net	2,134	2,684	(20.5)
Merger-related expense	86	—	nm
Loss on early extinguishment of debt, net	—	4,735	—
Fair value adjustment to Visa derivative	—	360	nm
Restructuring charges, net	6,511	1,140	nm
Other operating expenses	21,495	24,765	(13.2)
Total non-interest expense	$197,388	188,233	4.9%

Salaries and other personnel expenses increased $5.8 million, or 5.8%, for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to annual merit increases and talent additions, higher commissions, and higher self-insurance expense.
Net occupancy and equipment expense was up $2.8 million, or 10.4%, for the three months ended March 31, 2017, compared to the same period in 2016 as costs associated with growth in technology investments offset efficiencies gained in occupancy and related expenses. Synovus' branch network consists of 248 locations at March 31, 2017 compared to 257 branches a year ago.
Third-party processing expense includes all third-party core operating system and processing charges as well as third-party servicing charges. Third-party processing expense increased $1.5 million, or 13.4%, for the three months ended March 31, 2017, compared to the same period in 2016, driven by an increase of $958 thousand from servicing charges associated with loan growth from Synovus' two consumer-based lending partnerships.
FDIC insurance and other regulatory fees increased slightly by $51 thousand, or 0.8%, for the three months ended March 31, 2017, compared to the same period in 2016. On March 15, 2016, the FDIC approved a final rule to increase the DIF to the statutorily required minimum level of 1.35%. Congress, in the Dodd-Frank Act, increased the minimum for the DIF reserve ratio, the ratio of the amount in the fund to insured deposits, from 1.15% percent to 1.35% and required that the ratio reach that level by September 30, 2020. Further, the Dodd-Frank Act also made banks with $10 billion or more in total assets responsible for the increase from 1.15% to 1.35%. Under a rule adopted by the FDIC in 2011, regular assessment rates for all banks would decline when the reserve ratio reached 1.15%, which occurred during the second quarter of 2016. Banks with total assets of less than $10 billion will have substantially lower assessment rates under the 2011 rule. The final rule imposed on banks with at least $10 billion in assets a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The FDIC expects the reserve ratio will likely reach 1.35% after approximately two years of payments of the surcharges. The final rule became effective on July 1, 2016 with surcharge assessments beginning July 1, 2016. Synovus' FDIC insurance cost remained relatively flat to prior levels following the surcharge assessment since regular assessment rates declined at the same time the surcharge assessment became effective.
Professional fees for the three months ended March 31, 2017 were down $1.0 million, or 15.9%, compared to the same period in 2016, driven by decreases in legal expenses.
Advertising expense for the three months ended March 31, 2017 was up $3.5 million, compared to the same period in 2016 due to a timing related increase as Synovus incurred expenses this quarter associated with brand and targeted advertising efforts, including an ad that ran across our footprint during the Superbowl.
Foreclosed real estate expense declined $550 thousand, or 20.5%, for the three months ended March 31, 2017, compared to the same period in 2016. ORE balances declined $18.0 million to $20.4 million at March 31, 2017 compared to prior year.

Merger-related expense consists of professional fees relating to the October 1, 2016 acquisition of Global One. See "Note 2- Acquisition" in this Report for more information on the October 1, 2016 acquisition of Global One.
During January 2016, Synovus repurchased $124.7 million of its subordinated notes maturing in 2017 in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. Results for the three months ended March 31, 2016 included a $4.7 million pre-tax loss relating to this tender offer.
    For the three months ended March 31, 2017, Synovus recorded severance charges of $6.5 million including $6.2 million for termination benefits incurred in conjunction with a voluntary early retirement program offered during the quarter. This program is part of Synovus' ongoing efficiency initiatives. During the three months ended March 31, 2016, Synovus recorded restructuring charges of $1.1 million related to the decision during the first quarter of 2016 to close four branches.
Other operating expenses for the three months ended March 31, 2017 were down $3.6 million from the same period in 2016 primarily due to litigation settlement expense of $2.7 million during the three months ended March 31, 2016.
The calculation of the adjusted efficiency ratio was revised this quarter.  ORE expense and other credit costs have been excluded since the financial crisis due to the abnormal level of expenditure.  Given the more normalized level of expense that Synovus is now experiencing, these costs will be included in the calculation hereafter and previous quarters have been restated as well. The change in the calculation resulted in a higher adjusted efficiency ratio of 62.25% for the three months ended March 31, 2017, an improvement of 129 basis points from the three months ended March 31, 2016. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.
Income Tax Expense
Income tax expense was $33.8 million and $31.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively, representing an effective tax rate of 32.0% and 37.2% during the respective periods. The rate decrease for the three months ended March 31, 2017 was primarily due to adoption of the new accounting standard update which includes a requirement to record all tax effects associated with share-based compensation through the income statement. These tax effects, which are determined upon the vesting of restricted share units and exercise of stock options, are treated as discrete items in the period in which they occur. Synovus currently estimates that the benefit from this accounting standard update for the remainder of 2017 will be less than $1.0 million per quarter.

CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the quality of its loan portfolio by industry, property type, geography, as well as credit quality metrics and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. Credit quality metrics have remained favorable during the first three months of 2017.
The table below includes selected credit quality metrics.

Credit Quality Metrics
(dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Non-performing loans	$158,366	153,378	178,167
Impaired loans held for sale(1)	8,442	—	—
Other real estate	20,425	22,308	38,462
Non-performing assets	$187,233	175,686	216,629
Non-performing loans as a % of total loans	0.65%	0.64	0.78
Non-performing assets as a % of total loans, other loans held for sale, and ORE	0.77	0.74	0.95
Loans 90 days past due and still accruing	$2,777	3,135	3,214
As a % of total loans	0.01%	0.01	0.01
Total past due loans and still accruing	$62,137	65,106	63,852
As a % of total loans	0.26%	0.27	0.28
Net charge-offs, quarter	$6,918	8,319	7,357
Net charge-offs/average loans, quarter	0.12%	0.14	0.13
Net charge-offs, year-to-date	$6,918	28,738	7,357
Net charge-offs/average loans, year-to-date	0.12%	0.12	0.13
Provision for loan losses, quarter	$8,674	6,259	9,377
Provision for loan losses, year-to-date	8,674	28,000	9,377
Allowance for loan losses	253,514	251,758	254,516
Allowance for loan losses as a % of total loans	1.05%	1.06	1.12

(1) Represent only impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value, less costs to sell, based primarily on estimated sales proceeds net of selling costs.
Non-performing Assets
Total NPAs were $187.2 million at March 31, 2017, an $11.5 million, or 6.6%, increase from $175.7 million at December 31, 2016 and a $29.4 million, or 13.6%, decrease from $216.6 million at March 31, 2016. The year-over-year decline in non-performing assets was driven by the continued resolution of problem assets including workouts and dispositions. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate were 0.77% at March 31, 2017 compared to 0.74% at December 31, 2016 and 0.95% at March 31, 2016.
Retail Trade Loan Portfolio
As of March 31, 2017, our portfolio of loans outstanding in the retail trade industry totaled $871.8 million, or 3.6% of our total loan portfolio.  This portfolio is well-diversified geographically. Based on an analysis of this portfolio as of March 31, 2017, we believe that the majority of the loans in this industry do not have exposure to the retail sectors which are most adversely impacted by competition from online retail and big-box retail store closures, as approximately two-thirds of the retail trade portfolio consists of loans to motor vehicle and parts dealers, gasoline stations, food and beverage stores, and building materials stores. As of March 31, 2017, this portfolio had non-performing loans of $6.7 million, no loans past due 90 days or more, and only 0.21% of loans past due 30 days or more as a percentage of total loans outstanding.
Troubled Debt Restructurings
Accruing TDRs were $172.4 million at March 31, 2017, compared to $195.8 million at December 31, 2016 and $209.2 million at March 31, 2016. Accruing TDRs declined $23.4 million, or 11.9%, from December 31, 2016 and $36.7 million, or 17.6%, from a year ago primarily due to lower TDR inflows, fewer TDRs having to retain the TDR designation upon subsequent renewal, refinance, or modification, and pay-offs.

At March 31, 2017, the allowance for loan losses allocated to these accruing TDRs was $8.6 million compared to $9.8 million at December 31, 2016 and $12.2 million at March 31, 2016. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At both March 31, 2017 and December 31, 2016, 99% of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have remained low, and consisted of no defaults for the three months ended March 31, 2017 and 2016.

Accruing TDRs by Risk Grade	March 31, 2017		December 31, 2016		March 31, 2016
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Pass	$74,849	43.4%	81,615	41.7	66,478	31.8
Special Mention	19,022	11.0	29,250	14.9	32,979	15.8
Substandard accruing	78,550	45.6	84,911	43.4	109,702	52.4
Total accruing TDRs	$172,421	100.0%	195,776	100.0	209,159	100.0

Accruing TDRs Aging by Portfolio Class
	March 31, 2017
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Investment properties	$28,227	—	—	28,227
1-4 family properties	15,964	—	—	15,964
Land and development	24,392	62	—	24,454
Total commercial real estate	68,583	62	—	68,645
Commercial, financial and agricultural	37,189	797	—	37,986
Owner-occupied	34,832	422	—	35,254
Total commercial and industrial	72,021	1,219	—	73,240
Home equity lines	7,182	31	—	7,213
Consumer mortgages	18,213	290	—	18,503
Credit cards	—	—	—	—
Other consumer loans	4,787	33	—	4,820
Total consumer	30,182	354	—	30,536
Total accruing TDRs	$170,786	1,635	—	172,421

	December 31, 2016
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Investment properties	$30,182	133	—	30,315
1-4 family properties	22,694	—	—	22,694
Land and development	26,015	10	—	26,025
Total commercial real estate	78,891	143	—	79,034
Commercial, financial and agricultural	31,443	798	—	32,241
Owner-occupied	52,333	—	—	52,333
Total commercial and industrial	83,776	798	—	84,574
Home equity lines	7,526	412	—	7,938
Consumer mortgages	18,518	572	—	19,090
Credit cards	—	—	—	—
Other consumer loans	5,013	127	—	5,140
Total consumer	31,057	1,111	—	32,168
Total accruing TDRs	$193,724	2,052	—	195,776

Non-accruing TDRs were $10.9 million at March 31, 2017 compared to $11.4 million at December 31, 2016. Non-accruing TDRs generally may be returned to accrual status if there has been a period of performance, consisting usually of at least a six month sustained period of repayment performance in accordance with the terms of the agreement.
Potential Problem Loans
Potential problem loans are defined by management as being certain performing loans with a well-defined weakness where there is known information about possible credit problems of borrowers which causes management to have concerns about the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of commercial Substandard accruing loans but exclude loans 90 days past due and still accruing interest and accruing TDRs classified as Substandard since these loans are disclosed separately. Potential problem commercial loans were $154.1 million at March 31, 2017 compared to $162.0 million and $162.6 million at December 31, 2016 and March 31, 2016, respectively. Synovus cannot predict whether these potential problem loans ultimately will become non-performing loans or result in losses.
Net Charge-offs
Net charge-offs for the three months ended March 31, 2017 were $6.9 million, or 0.12% as a percentage of average loans annualized, a decrease of $438 thousand, or 6.0%, compared to $7.4 million, or 0.13%, as a percentage of average loans annualized for the three months ended March 31, 2016.
Provision for Loan Losses and Allowance for Loan Losses
For the three months ended March 31, 2017, the provision for loan losses was $8.7 million, an decrease of $702 thousand, or 7.5%, compared to the three months ended March 31, 2016.
The allowance for loan losses at March 31, 2017 was $253.5 million, or 1.05% of total loans, compared to $251.8 million, or 1.06% of total loans, at December 31, 2016 and $254.5 million, or 1.12% of total loans, at March 31, 2016.
Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by their primary federal regulator, the Federal Reserve. Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements.
At March 31, 2017, Synovus and Synovus Bank's capital levels each exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Capital Ratios
(dollars in thousands)	March 31, 2017	December 31, 2016
Tier 1 capital
Synovus Financial Corp.	$2,758,794	2,685,880
Synovus Bank	3,188,536	3,187,583
Common equity Tier 1 capital (transitional)
Synovus Financial Corp.	2,672,648	2,654,287
Synovus Bank	3,188,536	3,187,583
Total risk-based capital
Synovus Financial Corp.	3,274,612	3,201,268
Synovus Bank	3,444,281	3,441,563
Tier 1 capital ratio
Synovus Financial Corp.	10.18%	10.07
Synovus Bank	11.78	11.97
Common equity Tier 1 ratio (transitional)
Synovus Financial Corp.	9.86	9.96
Synovus Bank	11.78	11.97
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.08	12.01
Synovus Bank	12.73	12.93
Leverage ratio
Synovus Financial Corp.	9.13	8.99
Synovus Bank	10.58	10.68
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	9.04	9.09

(1) See " Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.
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
During the three months ended March 31, 2017, Synovus repurchased $15.1 million in common stock under the current share repurchase program which was authorized during the fourth quarter of 2016 by Synovus' Board of Directors. The current share repurchase program authorized share repurchases of up to $200 million of the Company's common stock to be executed during 2017.
As of March 31, 2017, total disallowed deferred tax assets were $182.9 million or 0.68% of risk-weighted assets compared to $218.3 million or 0.82% of risk-weighted assets at December 31, 2016. Disallowed deferred tax assets for CET1 were $146.3 million at March 31, 2017 compared to $131.0 million at December 31, 2016, due to a three-year phase-in of the total disallowed deferred tax asset for the CET1 capital measure. Basel III revised the deferred tax asset limitation criteria effective January 1, 2015 and now includes the component of deferred tax assets arising from temporary timing differences in regulatory capital up to certain levels of CET1. Thus, the disallowed portion of deferred tax assets is comprised of net operating loss carryforwards and tax credit carryforwards. Synovus' deferred tax asset is projected to continue to decline, thus creating additional regulatory capital in future periods. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes" in Synovus' 2016 Form 10-K for more information on Synovus' net deferred tax asset.

Synovus' CET1 ratio was 9.86% at March 31, 2017 under Basel III transitional provisions and the estimated fully phased-in CET1 ratio, as of March 31, 2017, was 9.63%, both of which are well in excess of regulatory requirements. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.
Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements. Synovus' 2016 DFAST results show that capital ratios remain above regulatory minimums throughout the forecast period in the severely adverse scenario.
Dividends
Synovus has historically paid a quarterly cash dividend to the holders of its common stock. Management and the Board of Directors closely monitor current and projected capital levels, liquidity (including dividends from subsidiaries), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends. During the first quarter of 2017, Synovus increased the quarterly common stock dividend by 25% to $0.15 per share effective with the quarterly dividend declared during the first quarter of 2017.
Synovus' ability to pay dividends on its capital stock, consisting of the common stock and the Series C Preferred Stock, is primarily dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities, as further discussed below in the section titled "Liquidity." During both the three months ended March 31, 2017 and 2016, Synovus Bank paid upstream cash dividends of $100.0 million to Synovus. For the year ended December 31, 2016, Synovus Bank paid upstream cash dividends to Synovus totaling $325.0 million.
    Synovus declared dividends of $0.15 and $0.12 per common share for the three months ended March 31, 2017 and March 31, 2016, respectively. In addition to dividends paid on its common stock, Synovus paid dividends of $2.6 million on its Series C Preferred Stock during both the three months ended March 31, 2017 and 2016.
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
Synovus Bank also generates liquidity through the national deposit markets through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At March 31, 2017, based on currently pledged collateral, Synovus Bank had access to incremental funding of $660 million, subject to FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the parent company level for various operating needs including the servicing of debt, the payment of dividends on our common stock and preferred stock, share repurchases, payment of general corporate expenses and potential capital infusions into subsidiaries. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and the Federal Reserve Bank. During both the three months ended March 31, 2017 and 2016, Synovus Bank paid upstream cash dividends of $100.0 million to Synovus. For the year ended December 31, 2016, Synovus Bank paid upstream cash dividends to Synovus totaling $325.0 million. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, GA DBF rules and related statutes contain limitations on payments of dividends by Synovus Bank without the approval of the GA DBF.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I – Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results." of Synovus' 2016 Form 10-K.
Earning Assets and Sources of Funds
Average total assets for the three months ended March 31, 2017 increased $1.52 billion, or 5.2%, to $30.44 billion as compared to $28.92 billion for the first three months of 2016. Average earning assets increased $1.60 billion, or 5.9%, in the first three months of 2017 compared to the same period in 2016 and represented 93.6% of average total assets at March 31, 2017, as compared to 93.0% at March 31, 2016. The increase in average earning assets resulted from a $1.45 billion increase in average loans, net, and a $304.4 million increase in average taxable investment securities. These increases were partially offset by a $210.2 million decrease in interest bearing funds held at the Federal Reserve Bank. Average interest bearing liabilities increased $1.17 billion, or 6.2%, to $20.11 billion for the first nine months of 2017 compared to the same period in 2016. The increase in interest bearing liabilities was driven by a $633.5 million increase in money market deposit accounts, a $585.6 million increase in interest bearing demand deposits, and a $187.5 million increase in savings deposits. These increases were partially offset by a $177.9 million decrease in long-term debt. Average non-interest bearing demand deposits increased $361.9 million, or 5.3%, to $7.17 billion for the first three months of 2017 compared to the same period in 2016.
Net interest income for the three months ended March 31, 2017 was $239.9 million, an increase of $21.7 million, or 10.0%, compared to $218.2 million for the three months ended March 31, 2016.
The net interest margin was 3.42% for the three months ended March 31, 2017, an increase of 15 basis points from 3.27% for the first quarter of 2016. The yield on earning assets was 3.88%, up 15 basis points compared to the first quarter of 2016 and the effective cost of funds was unchanged at 0.46%. The yield on loans was 4.25%, an increase of 10 basis points from the first quarter of 2016 and the yield on investment securities was 2.07%, an increase of 15 basis points from the first quarter of 2016. Earning asset yields also benefited from a reduction of the average balance of lower yielding funds held at the Federal Reserve.
On a sequential quarter basis, net interest income increased by $6.4 million and the net interest margin increased by 13 basis points. The increase in net interest income was driven by a $200.3 million increase in average earning assets with a $312.0 million increase in average loans, net and a $198.0 million increase in average taxable investment securities. These balance increases were partially offset by a $310.7 million decrease in lower yielding funds held at the Federal Reserve. The increase in net interest income for the quarter was also driven by margin expansion. Additionally, the rate increases in December and March favorably impacted net interest income and the net interest margin for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 and the previous quarter. The yield on earning assets was 3.88%, up 15 basis points from the fourth quarter 2016. The effective cost of funds was 0.46% for the first quarter 2017, up 2 basis points from the fourth quarter 2016.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Average Balances, Interest, and Yields	2017	2016
(dollars in thousands) (yields and rates annualized)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Earning Assets:
Taxable investment securities (1)	$3,841,556	3,643,510	3,544,933	3,529,030	3,537,131
Yield	2.06%	1.92	1.83	1.89	1.91
Tax-exempt investment securities(1)(3)	$2,730	2,824	2,943	3,491	4,091
Yield (taxable equivalent) (3)	5.81%	5.82	5.96	6.08	6.37
Trading account assets	$6,443	6,799	5,493	3,803	5,216
Yield	1.72%	2.63	0.93	1.27	1.65
Commercial loans(2)(3)	$19,043,384	18,812,659	18,419,484	18,433,638	18,253,169
Yield	4.16%	4.05	4.03	4.04	4.03
Consumer loans(2)	$4,992,683	4,911,149	4,720,082	4,497,147	4,334,817
Yield	4.40%	4.27	4.30	4.32	4.37
Allowance for loan losses	$(253,927)	(253,713)	(255,675)	(251,101)	(258,097)
Loans, net (2)	$23,782,140	23,470,095	22,883,891	22,679,684	22,329,889
Yield	4.25%	4.14	4.14	4.15	4.15
Mortgage loans held for sale	$46,554	77,652	87,524	72,477	63,339
Yield	4.01%	3.51	3.32	3.59	3.72
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$654,322	982,355	998,565	907,614	885,938
Yield	0.77%	0.49	0.48	0.47	0.47
Federal Home Loan Bank and Federal Reserve Bank Stock(4)	$170,844	121,079	70,570	77,571	80,679
Yield	3.42%	3.75	4.99	5.15	3.82
Total interest earning assets	$28,504,589	28,304,314	27,593,919	27,273,670	26,906,283
Yield	3.88%	3.73	3.71	3.73	3.73
Interest Bearing Liabilities:
Interest bearing demand deposits	$4,784,329	4,488,135	4,274,117	4,233,310	4,198,738
Rate	0.19%	0.16	0.16	0.18	0.17
Money Market accounts, excluding brokered deposits	$7,424,627	7,359,067	7,227,030	7,082,759	7,095,778
Rate	0.31%	0.29	0.29	0.31	0.32
Savings deposits	$909,660	908,725	797,961	746,225	722,172
Rate	0.11%	0.12	0.07	0.06	0.07
Time deposits under $100,000	$1,215,593	1,229,809	1,248,294	1,262,280	1,279,811
Rate	0.64%	0.64	0.64	0.64	0.65
Time deposits over $100,000	$2,029,713	2,014,564	2,030,242	2,016,116	2,006,302
Rate	0.92%	0.90	0.88	0.89	0.89
Non-maturing brokered deposits	$619,627	638,779	634,596	451,398	315,006
Rate	0.41%	0.31	0.29	0.39	0.48
Brokered time deposits	$761,159	742,153	775,143	885,603	780,233
Rate	0.92%	0.90	0.88	0.85	0.83
Total interest bearing deposits	$17,744,708	17,381,232	16,987,383	16,677,691	16,398,040
Rate	0.39%	0.37	0.37	0.39	0.39
Federal funds purchased and securities sold under repurchase agreements	$176,854	219,429	247,378	221,276	$177,921
Rate	0.09%	0.08	0.09	0.09	0.10
Long-term debt	$2,184,072	2,190,716	2,114,193	2,279,043	2,361,973
Rate	2.83%	2.65	2.71	2.55	2.55
Total interest bearing liabilities	$20,105,634	19,791,377	19,348,954	19,178,010	18,937,934

Rate	0.65%	0.62	0.63	0.65%	0.66
Non-interest bearing demand deposits	$7,174,146	7,280,033	$7,042,908	6,930,336	6,812,223
Effective cost of funds	0.46%	0.44	0.44	0.46%	0.46
Net interest margin	3.42%	3.29	3.27	3.27%	3.27
Taxable equivalent adjustment (3)	$309	322	$330	329	305

(1) Excludes net unrealized gains (losses).
(2) Average loans are shown net of deferred fees and costs. Non-performing loans are included.
(3) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35%, in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.
(4) Included as a component of Other Assets on the balance sheet.

Net Interest Income and Rate/Volume Analysis
The following tables set forth the major components of net interest income and the related annualized yields and rates for the three months ended March 31, 2017 and 2016, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Three Months Ended March 31,						2017 Compared to 2016
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2017	2016	2017	2016	2017	2016	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$3,841,556	3,537,131	$19,807	16,930	2.06%	1.91	$1,434	1,443	$2,877
Tax-exempt investment securities(2)	2,730	4,091	40	65	5.81	6.37	(21)	(4)	(25)
Total investment securities	3,844,286	3,541,222	19,847	16,995	2.07	1.92	1,413	1,439	2,852
Trading account assets	6,443	5,216	28	22	1.72	1.65	5	1	6
Taxable loans, net(1)	23,962,562	22,518,309	248,800	229,393	4.21	4.04	14,601	4,806	19,407
Tax-exempt loans, net(1)(2)	73,505	69,677	843	806	4.65	4.65	44	(7)	37
Allowance for loan losses	(253,927)	(258,097)
Loans, net	23,782,140	22,329,889	249,643	230,199	4.25	4.15	14,645	4,799	19,444
Mortgage loans held for sale	46,554	63,339	467	588	4.01	3.72	(154)	33	(121)
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	654,322	885,938	1,263	1,054	0.77	0.47	(269)	478	209
Federal Home Loan Bank and Federal Reserve Bank stock	170,844	80,679	1,462	770	3.42	3.82	849	(157)	692
Total interest earning assets	$28,504,589	26,906,283	$272,710	249,628	3.88%	3.73	$16,489	6,593	$23,082
Cash and due from banks	401,845	408,486
Premises and equipment, net	416,346	444,558
Other real estate	22,156	43,608
Other assets(3)	1,097,153	1,121,173
Total assets	$30,442,089	28,924,108

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$4,784,329	4,198,738	$2,251	1,810	0.19%	0.17%	$246	195	$441
Money market accounts	8,044,254	7,410,784	6,238	5,972	0.31	0.32	500	(234)	266
Savings deposits	909,660	722,172	249	126	0.11	0.07	32	91	123
Time deposits	4,006,465	4,066,346	8,220	8,106	0.83	0.68	(100)	214	114
Federal funds purchased and securities sold under repurchase agreements	176,854	177,921	38	45	0.09	0.10	—	(7)	(7)
Long-term debt	2,184,072	2,361,973	15,478	15,070	2.83	2.55	(1,118)	1,526	408
Total interest-bearing liabilities	$20,105,634	18,937,934	$32,474	31,129	0.65	0.66	$(440)	1,785	$1,345
Non-interest bearing deposits	7,174,146	6,812,223
Other liabilities	218,666	207,454
Shareholders' equity	2,943,643	2,966,497
Total liabilities and equity	$30,442,089	28,924,108
Interest rate spread:					3.23	3.07
Net interest income - FTE/margin(4)			240,236	218,499	3.42%	3.27	$16,929	4,808	$21,737
Taxable equivalent adjustment			309	305
Net interest income, actual			$239,927	218,194

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2017 - $7.9 million, 2016 - $7.8 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35%, in adjusting interest on tax-exempt loans and investment securities to a taxable-
equivalent basis.
(3) Includes average net unrealized gains (losses) on investment securities available for sale of $(49.8) million and $22.0 million for the three months ended March 31, 2017 and
2016, respectively.
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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0.75% to 1.00% and the current prime rate of 4.00%. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a decline of 25 basis points to determine the sensitivity of net interest income for the next twelve months. Synovus continues to maintain a modestly asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment and reduce net interest income in a declining interest rate environment. The following table represents the estimated sensitivity of net interest income to these changes in short-term interest rates at March 31, 2017, with comparable information for December 31, 2016.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

Change in Short-term Interest Rates (in basis points)	March 31, 2017	December 31, 2016
+200	4.2%	4.6%
+100	2.4%	2.2%
Flat	—%	—%
-25	-1.3%	-2.3%

Several factors could serve to diminish or eliminate this asset sensitivity in a rising rate environment. These factors include a higher than projected level of deposit customer migration to higher cost deposits, such as certificates of deposit, which would increase total interest expense and serve to reduce the realized level of asset sensitivity. Another factor which could impact the realized interest rate sensitivity is the repricing behavior of interest bearing non-maturity deposits. Assumptions for repricing are expressed as a beta relative to the change in the prime rate. For instance, a 50% beta would correspond to a deposit rate that would increase 0.5% for every 1% increase in the prime rate. Projected betas for interest bearing non-maturity deposit repricing are a key component of determining the Company's interest rate risk positioning. Projected betas are based on historical analysis and current product features. Should realized betas be higher than projected betas, the expected benefit from higher interest rates would be diminished. The following table presents an example of the potential impact of an increase in repricing betas on Synovus' realized interest rate sensitivity position.

	As of March 31, 2017
Change in Short-term Interest Rates (in basis points)	Base Scenario	15% Increase in Average Repricing Beta
+200	4.2%	2.4%
+100	2.4%	1.5%

The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter term time horizon. Synovus also evaluates potential longer term interest rate risk through modeling and evaluation of EVE. Simulation modeling is utilized to measure the economic value of equity and its sensitivity to immediate changes in interest rates. These simulations value only the current balance sheet and do not incorporate growth assumptions used in the net interest income simulation. The economic value of equity is the net fair value of assets, liabilities, and off-balance sheet financial instruments derived from the present value of future cash flows discounted at current market interest rates. From this baseline valuation, Synovus evaluates changes in the value of each of these items in various interest rate scenarios to determine the net impact on the economic value of equity. Key assumptions utilized in the model, namely loan prepayments, investment security prepayments, deposit repricing betas, and non-maturity deposit duration have a significant impact on the results of the EVE simulations. As illustrated in the table below, the EVE model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 1.4% and decrease by 0.3%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. Assuming an immediate 25 basis point decline in rates, EVE is projected to decrease by 2.1%. These metrics reflect a moderation in long term asset sensitivity as compared to December 31, 2016. This moderation is primarily due to an increase in the duration of the investment portfolio and a slight increase in loan duration.

	Estimated Change in EVE
Immediate Change in Interest Rates (in basis points)	March 31, 2017	December 31, 2016
+200	-0.3%	2.8%
+100	1.4%	3.2%
-25	-2.1%	-3.3%

ADDITIONAL DISCLOSURES
Recently Issued Accounting Standards
Several accounting standards will be effective in fiscal year 2018 or later. Synovus is currently evaluating the requirements of these new ASUs to determine the impact on the consolidated financial statements:

•	ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities

•	ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

•	ASU 2017-04, Intangibles-Goodwill and Other, Simplifying the Test for Goodwill Impairment

•	ASU 2017-01, Business Combinations-Clarifying the Definition of a Business

•	ASU 2016-18, Statement of Cash Flows-Restricted Cash

•	ASU 2016-15, Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments

•	ASU 2016-13, Financial Instruments-Credit Losses (CECL)

•	ASU 2016-02, Leases

•	ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

•	ASU 2014-09, Revenue from Contracts with Customers
The ASUs with the most significant impact on Synovus are ASU 2016-13, Financial Instruments-Credit Losses (CECL), effective in 2020, followed by the ASU 2014-09, Revenue from Contracts with Customers, effective in 2018, and ASU 2016-02, Leases, effective in 2019.

ASU 2016-13, Financial Instruments-Credit Losses (CECL). In June 2016, the FASB issued new accounting guidance related to credit losses. The new guidance replaces the existing incurred loss impairment guidance with a single expected credit loss methodology. The new guidance will require management’s estimate of credit losses over the full remaining expected life of loans and other financial instruments. For Synovus, the standard will apply to loans, unfunded loan commitments, and debt securities available for sale. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  Early adoption is permitted on January 1, 2019.  Upon adoption, Synovus expects to record a cumulative effect adjustment to retained earnings as of the beginning of the reporting period of adoption.
Synovus has begun its implementation efforts which are led by a cross-functional steering committee. The early focus of the committee has been on assessing the data, calculations, and disclosures required by the standard as the committee develops a project plan to address these and provide for the implementation of the new standard.  Management expects that the allowance for loan losses will be higher under the new standard; however, management is still in the process of determining the magnitude of the increase and the impact on its financial statements and regulatory capital ratios.  Additionally, the extent of the increase on the allowance for loan losses will depend upon the composition of the loan portfolio upon adoption of the standard, as well as economic conditions and forecasts at that time.

ASU 2014-09, Revenue from Contracts with Customers. In May 2014, the FASB issued new accounting guidance for recognizing revenue from contracts with customers, which is effective on January 1, 2018. Early adoption is permitted. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is intended to increase comparability across industries. The core principle of the revenue model is that a company will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

Management has substantially completed the initial scoping exercise and determined that approximately 80% (50% excluding service charges on deposit accounts) of non-interest income revenue streams are within the scope of ASU 2014-09. Non-interest income streams that are out of scope of the new standard include mortgage income, securities gains (losses), BOLI, gains on sales of GGL/SBA loans, and certain other smaller components within non-interest income. Management has also substantially completed its evaluation of service charges on deposit accounts (which represent approximately 30% of non-interest income) and has determined that changes in revenue recognition for those contracts (considered day-to-day contracts) are not expected to result in a material impact to Synovus upon adoption. Synovus is currently reviewing contracts related to card fees, investment management and trust fees, and insurance commissions and fees. The review of the remaining contracts is expected to be completed by the end of the second quarter of 2017 and management expects to have a quantitative impact assessment by the end of the third quarter of 2017. While Synovus has not yet identified any material changes in the timing of revenue recognition, the review is ongoing, and management continues to evaluate the presentation of certain contract costs (whether presented gross or offset against non-interest revenue) for certain arrangements such as card interchange fees.
Extensive new disclosures will be required, including disaggregation of total revenue, information about performance obligations, information about key judgments and estimates and policy decisions regarding revenue recognition.

ASU 2016-02, Leases. In February 2016, the FASB issued its new standard on lease accounting. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. Under the new standard, all lessees will recognize a right-of-use asset and a lease liability for all leases, including operating leases, with a lease term greater than 12 months. From a lessor perspective, the accounting model is largely unchanged, though the new standard does include certain targeted improvements to align, where necessary, lessor accounting with the lessee accounting model and the revenue recognition guidance in ASC Topic 606 (those related to evaluating when profit can be recognized). For Synovus, the impact of this ASU will primarily relate to its accounting and reporting of leases as a lessee. The new ASU will be effective for Synovus beginning January 1, 2019 (prior periods will be restated so prior years are comparable). Early adoption is permitted. Management currently estimates that the financial statement impact from the implementation of the new lease accounting standard will not be significant.

See "Note 1 - Significant Accounting Policies" in this Report for a discussion of recently adopted accounting standards updates.
Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for loan losses and determination of the fair value of financial instruments. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in Synovus' 2016 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. During the three months ended March 31, 2017, there have been no significant changes to Synovus’ critical accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2016 Form 10-K.

Non-GAAP Financial Measures
The measures entitled adjusted non-interest income; adjusted non-interest expense; adjusted efficiency ratio; adjusted net income available to common shareholders; adjusted net income per common share, diluted; average core deposits; average core transaction deposits; return on average tangible common equity; tangible common equity to tangible assets ratio; and common equity Tier 1 (CET1) ratio (fully phased-in) are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest income; total non-interest expense; efficiency ratio; net income available to common shareholders; net income per common share, diluted; total deposits; return on average common equity; the ratio of total shareholders' equity to total assets; and the CET1 ratio; respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted non-interest income is a measure used by management to evaluate non-interest income exclusive of net investment securities gains/losses and changes in fair value of private equity investments, net. Adjusted non-interest expense and the adjusted efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income available to common shareholders and adjusted net income per common share, diluted are measures used by management to evaluate operating results exclusive of items that are not indicative of ongoing operations and impact period-to-period comparisons. Average core deposits and average core transaction deposits are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. The return on average tangible common equity is a measure used by management to compare Synovus' performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity to tangible assets ratio and common equity Tier 1 (CET1) ratio (fully phased-in) are used by management and bank regulators to assess the strength of our capital position. The computations of these measures are set forth in the tables below.

Reconciliation of Non-GAAP Financial Measures	Three Months Ended		Year Ended
(in thousands, except per share data)	March 31, 2017	March 31, 2016	December 31, 2016
Adjusted non-interest income
Total non-interest income	$71,839	63,147	273,194
Subtract: Investment securities gains, net	(7,668)	(67)	(6,011)
Add: Decrease in fair value of private equity investments, net	1,814	391	1,026
Adjusted non-interest income	$65,985	63,471	268,209

Adjusted non-interest expense
Total non-interest expense	$197,388	188,233
Subtract: Restructuring charges, net	(6,511)	(1,140)
Subtract: Fair value adjustment to Visa derivative	—	(360)
Subtract: Litigation settlement expenses	—	(2,700)
Subtract: Loss on early extinguishment of debt, net	—	(4,735)
Subtract: Amortization of intangibles	(183)	(121)
Subtract: Merger-related expense	(86)	—
Adjusted non-interest expense	$190,608	179,177

Reconciliation of Non-GAAP Financial Measures, continued	Three Months Ended
(in thousands, except per share data)	March 31, 2017	March 31, 2016
Adjusted efficiency ratio
Adjusted non-interest expense	$190,608	179,177
Net interest income	239,927	218,193
Add: Tax equivalent adjustment	309	305
Total non-interest income	71,839	63,147
Subtract: Investment securities gains, net	(7,668)	(67)
Total revenues	304,407	281,578
Add: Decrease in fair value of private equity investments, net	1,814	391
Total adjusted revenues	$306,221	281,969
Efficiency ratio	64.84%	66.85
Adjusted efficiency ratio	62.25%	63.54

Adjusted net income available to common shareholders
Adjusted net income per common share, diluted
Net income available to common shareholders	$69,298	49,972
Add: Litigation settlement expenses	—	2,700
Add: Restructuring charges, net	6,511	1,140
Add: Merger-related expense	86	—
Add: Fair value adjustment to Visa derivative	—	360
Add: Loss on early extinguishment of debt, net	—	4,735
Add: Decrease in fair value of private equity investments, net	1,814	391
Subtract: Investment securities gains, net	(7,668)	(67)
Subtract: Tax effect of adjustments	(267)	(3,389)
Adjusted net income available to common shareholders	$69,774	$55,842
Weighted average common shares outstanding - diluted	123,059	127,857
Net income per common share, diluted	$0.56	0.39
Adjusted net income per common share, diluted	$0.57	0.44

Reconciliation of Non-GAAP Financial Measures, continued
(dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Average core deposits and average core transaction deposits
Average total deposits	$24,918,855	24,661,265	23,210,263
Subtract: Average brokered deposits	(1,380,787)	(1,380,931)	(1,095,239)
Average core deposits	23,538,068	23,280,334	22,115,024
Subtract: Average total SCM deposits	(2,238,324)	(2,356,567)	(2,440,749)
Subtract: Average time deposits excluding SCM deposits	(3,151,888)	(3,147,620)	(3,137,379)
Average core transaction deposits	$18,147,856	17,776,147	16,536,896

Return on average tangible common equity
Total average shareholders' equity	$2,943,643	2,912,687	2,966,497
Subtract: Average Series C Preferred Stock	(125,980)	(125,980)	(125,980)
Average common equity	2,817,663	2,786,707	2,840,517
Subtract: Average goodwill	(59,649)	(55,144)	(24,431)
Subtract: Average other intangible assets, net	(13,177)	(233)	(367)
Average tangible common equity	2,744,837	2,731,330	2,815,719
Net income available to common shareholders annualized	281,043	262,526	200,983
Add: Amortization of intangibles, annualized and after-tax	469	1,003	307
Adjusted net income available to common shareholders annualized	$281,512	263,529	201,290
Return on average common equity	9.97%	9.42	7.08
Return on average tangible common equity	10.26%	9.65	7.15
Tangible common equity to tangible assets ratio
Total assets	$30,679,589	30,104,002	29,171,257
Subtract: Goodwill	(57,010)	(59,678)	(24,431)
Subtract: Other intangible assets, net	(12,137)	(13,223)	(277)
Tangible assets	$30,610,442	30,031,101	29,146,549
Total shareholders' equity	$2,962,127	2,927,924	2,953,268
Subtract: Goodwill	(57,010)	(59,678)	(24,431)
Subtract: Other intangible assets, net	(12,137)	(13,223)	(277)
Subtract: Series C Preferred Stock, no par value	(125,980)	(125,980)	(125,980)
Tangible common equity	$2,767,000	2,729,043	2,802,580
Total shareholders' equity to total assets ratio	9.66%	9.73	10.12
Tangible common equity to tangible assets ratio	9.04%	9.09	9.62
Common equity Tier 1 (CET1) ratio (fully phased-in)
Common equity Tier 1 (CET1)	$2,672,648
Subtract: Adjustment related to capital components	(39,834)
CET1 (fully phased-in)	2,632,814
Total risk-weighted assets	27,101,110
Total risk-weighted assets (fully phased-in)	27,337,983
Common equity Tier 1 (CET1) ratio	9.86%
Common equity Tier 1 (CET1) ratio (fully phased-in)	9.63%

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

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
Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations and financial condition for any particular period. For additional information, see "Note 13 - Legal Proceedings" of this Report, which Note is incorporated herein by this reference.
ITEM 1A. – RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in "Part I - Item IA - Risk Factors” of Synovus’ 2016 Form 10-K which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There were no material changes during the period covered by this Report to the risk factors previously disclosed in Synovus’ 2016 10-K.
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:
Synovus' Board of Directors authorized a $200 million share repurchase program that will expire at the end of 2017. This program was announced on January 17, 2017. The table below sets forth information regarding repurchases of our common stock during the first quarter of 2017.

Share Repurchases	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 2017	36,000	$42.15	36,000	$198,482,482
February 2017	324,000	42.05	324,000	184,856,772
March 2017	—	—	—	184,856,772
Total	360,000	$42.06	360,000

(1) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

The foregoing repurchases during the first quarter of 2017 were purchased through a combination of open market transactions and privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

3.5	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus' Current Report on Form 8-K dated November 8, 2010, as filed with the SEC on November 9, 2010.

10.1	Summary of Board of Directors Compensation.

10.2
Framework Agreement, dated April 17, 2017, by and among Cabela's Incorporated, World's Foremost Bank, Synovus Bank, Capital One Bank (USA), National Association and, solely for purposes of the recitals thereto and Section 5.18, Section 8.2 and Article IX thereof, Capital One, National Association, incorporated by reference to Exhibit 2.1 to Synovus' Current Report on Form 8-K dated April 17, 2017, as filed with the SEC on April 17, 2017.*

10.3
Asset and Deposit Purchase Agreement, dated as of April 17, 2017, by and among Cabela's Incorporated, World's Foremost Bank and Synovus Bank, incorporated by reference to Exhibit 2.2 to Synovus' Current Report on Form 8-K dated April 17, 2017, as filed with the SEC on April 17, 2017.

10.4
Asset Purchase Agreement, dated as of April 17, 2017, by and between Capital One Bank (USA), National Association and Synovus Bank, incorporated by reference to Exhibit 2.3 to Synovus' Current Report on Form 8-K dated April 17, 207, as filed with the SEC on April 17, 2017.

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

* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K under the Securities Act of 1933, as amended. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

May 5, 2017	By:	/s/ Kevin S. Blair
Date		Kevin S. Blair
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)