Form 10-Q
period 2017-06-30
SYNOVUS FINANCIAL CORP
filed 2017-08-04
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
Commission file number 1-10312

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	July 31, 2017
Common Stock, $1.00 Par Value	121,501,638

SYNOVUS FINANCIAL CORP.
INDEX OF DEFINED TERMS
ALCO – Synovus' Asset Liability Management Committee
ASC – Accounting Standards Codification
ASU – Accounting Standards Update
ATM – Automatic teller machine
Basel III – A global regulatory framework developed by the Basel Committee on Banking Supervision
BOLI – Bank-Owned Life Insurance
BOV – Broker’s opinion of value
bp – Basis point (bps - basis points)
C&I – Commercial and industrial loans
CCC – Central clearing counterparty
CET1 – Common Equity Tier 1 Capital defined by Basel III capital rules
CME – Chicago Mercantile Exchange
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

i

HELOC – Home equity line of credit
LIBOR – London Interbank Offered Rate
LTV – Loan-to-collateral value ratio
NAICS – North American Industry Classification System
nm – not meaningful
NPA – Non-performing assets
NPL – Non-performing loans
NSF – Non-sufficient funds
OCI – Other comprehensive income
OTC– Over-the-counter
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
Synovus Bank – A Georgia state-chartered bank and wholly-owned subsidiary of Synovus through which Synovus conducts its banking operations
Synovus' 2016 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2016
Synovus Mortgage – Synovus Mortgage Corp., a wholly-owned subsidiary of Synovus Bank
Synovus Securities – Synovus Securities, Inc., a wholly-owned subsidiary of Synovus
Synovus Trust – Synovus Trust Company, N.A., a wholly-owned subsidiary of Synovus Bank
TDR – Troubled debt restructuring (as defined in ASC 310-40)
Treasury – United States Department of the Treasury
VIE – Variable interest entity, as defined in ASC 810-10
Visa – The Visa U.S.A., Inc. card association or its affiliates, collectively
Visa Class B shares – Class B shares of common stock issued by Visa which are subject to restrictions with respect to sale until all of the Covered Litigation has been settled
Visa Derivative – A derivative contract with the purchaser of Visa Class B shares which provides for settlements between the purchaser and Synovus based upon a change in the ratio for conversion of Visa Class B shares into Visa Class A shares
Warrant – A warrant issued to the Treasury by Synovus to purchase up to 2,215,820 shares of Synovus common stock at a per share exercise price of $65.52 expiring on December 19, 2018, as was issued by Synovus to Treasury in 2008 in connection with the Capital Purchase Program, promulgated under the Emergency Stabilization Act of 2008

ii

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$377,213	395,175
Interest bearing funds with Federal Reserve Bank	468,148	527,090
Interest earning deposits with banks	6,012	18,720
Federal funds sold and securities purchased under resale agreements	46,847	58,060
Trading account assets, at fair value	3,045	9,314
Mortgage loans held for sale, at fair value	61,893	51,545
Investment securities available for sale, at fair value	3,827,058	3,718,195
Loans, net of deferred fees and costs	24,430,512	23,856,391
Allowance for loan losses	(248,095)	(251,758)
Loans, net	$24,182,417	23,604,633
Premises and equipment, net	416,364	417,485
Goodwill	57,092	59,678
Other intangible assets	11,843	13,223
Other real estate	19,476	22,308
Deferred tax asset, net	320,403	395,356
Other assets	890,155	813,220
Total assets	$30,687,966	30,104,002
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$7,363,476	7,085,804
Interest bearing deposits, excluding brokered deposits	16,387,032	16,183,273
Brokered deposits	1,468,308	1,378,983
Total deposits	25,218,816	24,648,060
Federal funds purchased and securities sold under repurchase agreements	150,379	159,699
Long-term debt	2,107,245	2,160,881
Other liabilities	213,579	207,438
Total liabilities	$27,690,019	27,176,078
Shareholders' Equity
Series C Preferred Stock – no par value. Authorized 100,000,000 shares; 5,200,000 shares issued and outstanding at June 30, 2017 and December 31, 2016	$125,980	125,980
Common stock - $1.00 par value. Authorized 342,857,143 shares; 142,498,906 issued at June 30, 2017 and 142,025,720 issued at December 31, 2016; 121,661,092 outstanding at June 30, 2017 and 122,266,106 outstanding at December 31, 2016	142,499	142,026
Additional paid-in capital	3,029,754	3,028,405
Treasury stock, at cost – 20,837,814 shares at June 30, 2017 and 19,759,614 shares at December 31, 2016	(709,944)	(664,595)
Accumulated other comprehensive loss	(47,865)	(55,659)
Retained earnings	457,523	351,767
Total shareholders’ equity	2,997,947	2,927,924
Total liabilities and shareholders' equity	$30,687,966	30,104,002

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Interest income:
Loans, including fees	$511,319	462,892	$261,971	232,974
Investment securities available for sale	40,099	33,655	20,266	16,685
Trading account assets	49	34	21	12
Mortgage loans held for sale	972	1,238	505	650
Federal Reserve Bank balances	2,515	2,019	1,304	1,020
Other earning assets	2,957	1,878	1,443	1,052
Total interest income	557,911	501,716	285,510	252,393
Interest expense:
Deposits	35,075	32,214	18,118	16,200
Federal funds purchased and securities sold under repurchase agreements	84	96	45	51
Long-term debt	31,728	29,763	16,250	14,693
Total interest expense	66,887	62,073	34,413	30,944
Net interest income	491,024	439,643	251,097	221,449
Provision for loan losses	18,934	16,070	10,260	6,693
Net interest income after provision for loan losses	472,090	423,573	240,837	214,756
Non-interest income:
Service charges on deposit accounts	39,593	39,950	19,820	20,240
Fiduciary and asset management fees	24,676	22,854	12,524	11,580
Brokerage revenue	14,436	13,821	7,210	7,338
Mortgage banking income	11,548	11,425	5,784	5,941
Bankcard fees	16,438	16,718	8,253	8,346
Investment securities gains (losses), net	7,667	67	(1)	—
(Decrease) increase in fair value of private equity investments, net	(3,166)	(278)	(1,352)	113
Other fee income	11,033	10,084	6,164	5,280
Other non-interest income	18,314	16,392	10,299	9,048
Total non-interest income	140,539	131,033	68,701	67,886
Non-interest expense:
Salaries and other personnel expense	212,404	198,419	105,213	97,061
Net occupancy and equipment expense	59,264	53,360	29,933	26,783
Third-party processing expense	26,223	22,814	13,620	11,698
FDIC insurance and other regulatory fees	13,645	13,344	6,875	6,625
Professional fees	12,907	13,307	7,551	6,938
Advertising expense	11,258	9,761	5,346	7,351
Foreclosed real estate expense, net	3,582	7,272	1,448	4,588
Earnout liability adjustment	1,707	—	1,707	—
Merger-related expense	86	—	—	—
Loss on early extinguishment of debt, net	—	4,735	—	—
Fair value adjustment to Visa derivative	—	720	—	360
Restructuring charges, net	6,524	6,981	13	5,841
Other operating expenses	41,533	46,131	20,041	21,366
Total non-interest expense	389,133	376,844	191,747	188,611
Income before income taxes	223,496	177,762	117,791	94,031
Income tax expense	75,635	64,773	41,788	33,574
Net income	147,861	112,989	76,003	60,457
Dividends on preferred stock	5,119	5,119	2,559	2,559
Net income available to common shareholders	$142,742	107,870	$73,444	57,898
Net income per common share, basic	$1.17	0.85	$0.60	0.46
Net income per common share, diluted	1.16	0.85	0.60	0.46
Weighted average common shares outstanding, basic	122,251	126,164	122,203	125,100
Weighted average common shares outstanding, diluted	123,043	126,778	123,027	125,699

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Six Months Ended June 30,
	2017				2016
(in thousands)	Before-tax Amount	Tax (Expense) Benefit		Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$223,496	(75,635)		147,861	177,762	(64,773)	112,989
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	130	(50)		80	337	(130)	207
Net unrealized gains on investment securities available for sale:
Reclassification adjustment for net gains realized in net income	(7,667)	2,952		(4,715)	(67)	26	(41)
Net unrealized gains arising during the period	20,250	(7,797)		12,453	66,215	(25,493)	40,722
Net unrealized gains	12,583	(4,845)		7,738	66,148	(25,467)	40,681
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(40)	16		(24)	(104)	40	(64)
Actuarial gains arising during the period	—	—	—	—	—	—	—
Net unrealized (realized) gains	$(40)	16		(24)	(104)	40	(64)
Other comprehensive income	$12,673	(4,879)		7,794	66,381	(25,557)	40,824
Comprehensive income				$155,655			153,813

	Three Months Ended June 30,
	2017				2016
(in thousands)	Before-tax Amount	Tax (Expense) Benefit		Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$117,791	(41,788)		76,003	94,031	(33,574)	60,457
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	65	(25)		40	64	(25)	39
Net unrealized gains on investment securities available for sale:
Reclassification adjustment for net losses realized in net income	1	—		1	—	—	—
Net unrealized gains arising during the period	11,150	(4,293)		6,857	19,044	(7,332)	11,712
Net unrealized gains	11,151	(4,293)		6,858	19,044	(7,332)	11,712
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(20)	8		(12)	(10)	4	(6)
Actuarial gains arising during the period	—	—	—	—	—	—	—
Net unrealized (realized) gains	$(20)	8		(12)	(10)	4	(6)
Other comprehensive income	$11,196	(4,310)		6,886	19,098	(7,353)	11,745
Comprehensive income				$82,889			72,202

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Series C Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2015	$125,980	140,592	2,989,981	(401,511)	(29,819)	174,973	3,000,196
Net income	—	—	—	—	—	112,989	112,989
Other comprehensive income, net of income taxes	—	—	—	—	40,824	—	40,824
Cash dividends declared on common stock -$0.24 per share	—	—	—	—	—	(30,015)	(30,015)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	(5,119)	(5,119)
Repurchases of common stock	—	—		(171,547)	—	—	(171,547)
Restricted share unit activity	—	298	(4,814)	—	—	(89)	(4,605)
Stock options exercised	—	118	1,917	—	—	—	2,035
Share-based compensation net tax benefit	—	—	52	—	—	—	52
Share-based compensation expense	—	—	6,849	—	—	—	6,849
Balance at June 30, 2016	$125,980	141,008	2,993,985	(573,058)	11,005	252,739	2,951,659

Balance at December 31, 2016	$125,980	142,026	3,028,405	(664,595)	(55,659)	351,767	2,927,924
Net income	—	—	—	—	—	147,861	147,861
Other comprehensive income, net of income taxes	—	—	—	—	7,794	—	7,794
Cash dividends declared on common stock - $0.30 per share	—	—	—	—	—	(36,696)	(36,696)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	(5,119)	(5,119)
Repurchases of common stock	—	—	—	(45,349)	—	—	(45,349)
Restricted share unit activity	—	330	(7,850)	—	—	(290)	(7,810)
Stock options exercised	—	143	2,361	—	—	—	2,504
Share-based compensation expense	—	—	6,838	—	—	—	6,838
Balance at June 30, 2017	$125,980	$142,499	3,029,754	(709,944)	(47,865)	457,523	2,997,947

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Operating Activities
Net income	$147,861	112,989
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	18,934	16,070
Depreciation, amortization, and accretion, net	29,334	28,506
Deferred income tax expense	70,484	61,283
Decrease in trading account assets	6,269	4,096
Originations of mortgage loans held for sale	(325,094)	(320,304)
Proceeds from sales of mortgage loans held for sale	323,861	299,186
Gain on sales of mortgage loans held for sale, net	(7,049)	(6,946)
Increase in other assets	(14,525)	(33,152)
(Decrease) increase in other liabilities	(9,667)	13,162
Investment securities gains, net	(7,667)	(67)
Losses and write-downs on other real estate, net	2,856	6,089
Decrease in fair value of private equity investments, net	3,166	278
Losses and write-downs on other assets held for sale, net	—	7,902
Loss on early extinguishment of debt, net	—	4,735
Share-based compensation expense	6,838	6,849
Net cash provided by operating activities	$245,601	200,676
Investing Activities
Net decrease (increase) in interest earning deposits with banks	12,708	(7,154)
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	11,213	(7,866)
Net decrease (increase) in interest bearing funds with Federal Reserve Bank	58,942	(74,519)
Proceeds from maturities and principal collections of investment securities available for sale	313,902	443,128
Proceeds from sales of investment securities available for sale	338,381	243,609
Purchases of investment securities available for sale	(748,754)	(623,046)
Proceeds from sales of loans	10,747	7,739
Proceeds from sales of other real estate	5,492	16,282
Net increase in loans	(612,309)	(660,778)
Purchases of bank-owned life insurance policies	(75,000)	—
Net increase in premises and equipment	(15,386)	(16,769)
Proceeds from sales of other assets held for sale	3,158	296
Net cash used in investing activities	$(696,906)	(679,078)
Financing Activities
Net increase in demand and savings deposits	367,450	595,342
Net increase in certificates of deposit	202,927	87,466
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(9,320)	70,154
Repayments on long-term debt	(1,128,591)	(1,455,067)
Proceeds from issuance of long-term debt	1,075,000	1,400,000
Dividends paid to common shareholders	(18,349)	(30,015)
Dividends paid to preferred shareholders	(5,119)	(5,119)
Stock options exercised	2,504	2,035
Repurchases of common stock	(45,349)	(171,547)
Restricted stock activity	(7,810)	(4,605)
Net cash provided by financing activities	$433,343	488,644
(Decrease) increase in cash and cash equivalents	(17,962)	10,242
Cash and cash equivalents at beginning of period	395,175	367,092
Cash and cash equivalents at end of period	$377,213	377,334

Supplemental Cash Flow Information
Cash paid during the period for:
Income tax payments, net	$8,768	5,849
Interest paid	67,007	64,424
Non-cash Activities
Premises and equipment transferred to other assets held for sale	—	18,677
Other assets held for sale transferred to premises and equipment	4,450	—
Loans foreclosed and transferred to other real estate	5,516	8,631
Loans transferred to other loans held for sale at fair value	10,584	7,314
Dividends declared on common stock during the period but paid after period-end	18,349	—
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
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 248 branches and 327 ATMs in Georgia, Alabama, South Carolina, Florida, and Tennessee.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At December 31, 2016, $533 thousand of the due from banks balance was restricted as to withdrawal. There were no cash and cash equivalents restricted as to withdrawal at June 30, 2017.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements. At June 30, 2017 and December 31, 2016, interest bearing funds with the Federal Reserve Bank included $120.5 million and $130.0 million, respectively, on deposit to meet Federal Reserve Bank requirements. Interest earning deposits with banks include $5.9 million and $5.6 million at June 30, 2017 and December 31, 2016, respectively, which are pledged as collateral in connection with certain letters of credit. Federal funds sold include $43.3 million and $56.1 million at June 30, 2017 and December 31, 2016, respectively, which are pledged to collateralize certain derivative financial instruments. Federal funds sold and securities purchased under resale agreements, and federal funds purchased and securities sold under repurchase agreements, generally mature in one day.
Recently Adopted Accounting Standards Updates
During 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies various aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This accounting standard update includes a requirement to record all tax effects associated with share-based compensation through the income statement. Prior to 2017, tax benefits in excess of compensation cost (“windfalls”) and tax deficiencies (“shortfalls”) were recorded in equity. During the six and three months ended June 30, 2017, Synovus recognized $4.5 million and $378 thousand, respectively, of income tax benefits from excess tax benefits that occurred during the six months ended June 30, 2017 from the vesting of restricted share units and exercise of stock options. As of January 1, 2017, Synovus had no previously unrecognized excess tax benefits. Additionally, beginning January 1, 2017, Synovus modified the denominator in the diluted earnings per common share calculation under the treasury stock method to exclude future excess tax benefits as part of the assumed proceeds. Synovus elected to retain its existing accounting policy election to estimate award forfeitures.

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
The acquisition of Global One constituted a business combination. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as shown in the following table. The determination of fair value required management to make estimates about discount rates, future expected earnings and cash flows, market conditions, future loan growth, and other future events that are highly subjective in nature and subject to change. These fair value estimates reflect measurement period adjustments to the amounts reported as of December 31, 2016, the most significant of which consist of a reduction in goodwill of $2.6 million and a decrease in the estimated fair value of contingent consideration of $1.8 million (the income statement impact of such adjustments was insignificant). These fair value estimates are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information becomes available.

Global One	October 1, 2016
(in thousands)	Fair Value
Assets acquired:
Cash and due from banks	$9,554
Commercial and industrial loans(1)	357,307
Goodwill(2)	32,661
Other intangible assets	12,500
Other assets	3,904
Total assets acquired	$415,926
Liabilities assumed:
Notes payable(3)	$358,560
Contingent consideration	12,234
Deferred tax liability, net	3,229
Other liabilities	11,903
Total liabilities assumed	$385,926
Consideration paid	$30,000

Cash paid	$3,408
Fair value of common stock issued	26,592

(1) The unpaid principal balance of the loans was $356.7 million.
(2) The goodwill is not expected to be deductible for tax purposes.
(3) The unpaid principal balance of the notes payable was $357.0 million.
Under the terms of the merger agreement, the purchase price includes additional annual payments ("Earnout Payments") to Global One's former shareholders over the next three to five years, with amounts based on a percentage of "Global One Earnings," as defined in the merger agreement. The Earnout Payments will consist of shares of Synovus common stock as well as a smaller cash consideration component.
Other intangible assets consist of existing borrower relationships (11 years useful life), trade name (10 years useful life), and distribution network (8 years useful life) with June 30, 2017 net carrying values of $10.1 million, $1.0 million, and $544 thousand, respectively.
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
Note 3 - Share Repurchase Program
Synovus' Board of Directors authorized an up to $200 million share repurchase program that will expire at the end of 2017. This program was announced on January 17, 2017. As of June 30, 2017, Synovus had repurchased under this program a total of $45.3 million, or 1.1 million shares, at an average price of $42.04 per share.

Note 4 - Investment Securities
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at June 30, 2017 and December 31, 2016 are summarized below.

	June 30, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$83,493	—	(360)	83,133
U.S. Government agency securities	12,088	223	—	12,311
Mortgage-backed securities issued by U.S. Government agencies	132,710	640	(1,125)	132,225
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,881,234	6,169	(30,998)	2,856,405
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	734,804	84	(12,468)	722,420
State and municipal securities	290	—	—	290
Corporate debt and other securities	20,279	205	(210)	20,274
Total investment securities available for sale	$3,864,898	7,321	(45,161)	3,827,058

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$108,221	225	(644)	107,802
U.S. Government agency securities	12,727	266	—	12,993
Mortgage-backed securities issued by U.S. Government agencies	174,440	1,116	(1,354)	174,202
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,543,495	5,416	(42,571)	2,506,340
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	905,789	1,214	(16,561)	890,442
State and municipal securities	2,780	14	—	2,794
Equity securities	919	2,863	—	3,782
Corporate debt and other securities	20,247	—	(407)	19,840
Total investment securities available for sale	$3,768,618	11,114	(61,537)	3,718,195

At June 30, 2017 and December 31, 2016, investment securities with a carrying value of $1.73 billion and $2.04 billion, respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of June 30, 2017 and December 31, 2016 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in earnings. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses.
Declines in the fair value of available for sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of June 30, 2017, Synovus had 92 investment securities in a loss position for less than twelve months and 3 investment securities in a loss position for twelve months or longer.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016 are presented below.

	June 30, 2017
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$64,342	360	—	—	64,342	360
Mortgage-backed securities issued by U.S. Government agencies	95,492	1,125	—	—	95,492	1,125
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,161,449	30,998	—	—	2,161,449	30,998
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	668,342	11,678	23,212	790	691,554	12,468
Corporate debt and other securities	—	—	5,069	210	5,069	210
Total	$2,989,625	44,161	28,281	1,000	3,017,906	45,161

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$64,023	644	—	—	64,023	644
Mortgage-backed securities issued by U.S. Government agencies	128,121	1,240	3,626	114	131,747	1,354
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,123,181	42,571	—	—	2,123,181	42,571
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	682,492	15,653	24,801	908	707,293	16,561
Corporate debt and other securities	14,952	48	4,888	359	19,840	407
Total	$3,012,769	60,156	33,315	1,381	3,046,084	61,537

The amortized cost and fair value by contractual maturity of investment securities available for sale at June 30, 2017 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at June 30, 2017
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$18,791	64,702	—	—	—	83,493
U.S. Government agency securities	1,000	5,612	5,476	—	—	12,088
Mortgage-backed securities issued by U.S. Government agencies	—	—	34,868	97,842	—	132,710
Mortgage-backed securities issued by U.S. Government sponsored enterprises	47	2,262	535,035	2,343,890	—	2,881,234
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	22,173	712,631	—	734,804
State and municipal securities	110	180	—	—	—	290
Corporate debt and other securities	—	—	15,000	2,000	3,279	20,279
Total amortized cost	$19,948	72,756	612,552	3,156,363	3,279	3,864,898

Fair Value
U.S. Treasury securities	$18,791	64,342	—	—	—	83,133
U.S. Government agency securities	1,004	5,682	5,625	—	—	12,311
Mortgage-backed securities issued by U.S. Government agencies	—	—	35,007	97,218	—	132,225
Mortgage-backed securities issued by U.S. Government sponsored enterprises	48	2,390	529,968	2,323,999	—	2,856,405
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	21,950	700,470	—	722,420
State and municipal securities	110	180	—	—	—	290
Corporate debt and other securities	—	—	15,205	1,927	3,142	20,274
Total fair value	$19,953	72,594	607,755	3,123,614	3,142	3,827,058

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the three months ended June 30, 2017 and 2016 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Proceeds from sales of investment securities available for sale	$338,381	243,609	$55,752	—
Gross realized gains on sales	7,942	954	239	—
Gross realized losses on sales	(275)	(887)	(240)	—
Investment securities gains, net	$7,667	67	$(1)	—

Note 5 - Restructuring Charges
For the six and three months ended June 30, 2017 and 2016, total restructuring charges consist of the following components:

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Severance charges	$6,453	—	$—	—
Lease termination charges	—	31	—	(13)
Asset impairment charges	—	6,866	—	5,821
Loss (gain) on sale of assets held for sale, net	(4)	13	(4)	13
Other charges	75	71	17	20
Total restructuring charges, net	$6,524	6,981	$13	5,841

During the first quarter of 2017, Synovus recorded severance charges of $6.5 million including $6.2 million for termination benefits incurred in conjunction with a voluntary early retirement program offered during the first quarter of 2017. This program was part of Synovus' ongoing efficiency initiatives. The $6.2 million accrual was based on the benefits to be paid to employees who accepted the early retirement offer on or prior to the expiration of the program on March 30, 2017. For the three months ended June 30, 2016, Synovus recorded restructuring charges of $5.8 million with $4.8 million of those charges related to Synovus' corporate real estate optimization activities and $1.0 million associated with branch closures. Restructuring charges associated with branch closures during the first quarter of 2016 totaled $1.1 million.
The following tables present aggregate activity within the accrual for restructuring charges for the six and three months ended June 30, 2017 and 2016:

(in thousands)	Severance Charges	Lease Termination Charges	Total
Balance at December 31, 2016	$81	3,968	4,049
Accruals for voluntary and involuntary termination benefits	6,453	—	6,453
Payments	(2,803)	(438)	(3,241)
Balance at June 30, 2017	$3,731	3,530	7,261

Balance at April 1, 2017	6,315	3,689	10,004
Payments	(2,584)	(159)	(2,743)
Balance at June 30, 2017	$3,731	3,530	7,261

(in thousands)	Severance Charges	Lease Termination Charges	Total
Balance at December 31, 2015	$1,930	4,687	6,617
Accruals for lease terminations	—	31	31
Payments	(1,337)	(343)	(1,680)
Balance at June 30, 2016	$593	4,375	4,968

Balance at April 1, 2016	1,533	4,545	6,078
Accruals for lease terminations	—	(13)	(13)
Payments	(940)	(157)	(1,097)
Balance at June 30, 2016	$593	4,375	4,968

All other charges were paid in the quarters that they were incurred. No other restructuring charges resulted in payment accruals.

Note 6 - Loans and Allowance for Loan Losses
The following is a summary of current, accruing past due, and non-accrual loans by portfolio class as of June 30, 2017 and December 31, 2016.

Current, Accruing Past Due, and Non-accrual Loans
	June 30, 2017
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$6,028,397	3,482	72	3,554	3,712	6,035,663
1-4 family properties	818,327	8,657	101	8,758	8,535	835,620
Land and development	529,967	1,964	126	2,090	10,931	542,988
Total commercial real estate	7,376,691	14,103	299	14,402	23,178	7,414,271
Commercial, financial and agricultural	6,915,588	14,670	765	15,435	69,550	7,000,573
Owner-occupied	4,715,325	9,291	801	10,092	24,918	4,750,335
Total commercial and industrial	11,630,913	23,961	1,566	25,527	94,468	11,750,908
Home equity lines	1,533,528	8,286	705	8,991	20,648	1,563,167
Consumer mortgages	2,444,866	7,141	623	7,764	18,035	2,470,665
Credit cards	223,092	1,550	1,258	2,808	—	225,900
Other consumer loans	1,021,355	7,197	99	7,296	2,988	1,031,639
Total consumer	5,222,841	24,174	2,685	26,859	41,671	5,291,371
Total loans	$24,230,445	62,238	4,550	66,788	159,317	24,456,550	(1)

	December 31, 2016
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,861,198	2,795	—	2,795	5,268	5,869,261
1-4 family properties	873,231	4,801	161	4,962	9,114	887,307
Land and development	591,732	1,441	—	1,441	16,233	609,406
Total commercial real estate	7,326,161	9,037	161	9,198	30,615	7,365,974
Commercial, financial and agricultural	6,846,591	9,542	720	10,262	59,074	6,915,927
Owner-occupied	4,601,356	17,913	244	18,157	16,503	4,636,016
Total commercial and industrial	11,447,947	27,455	964	28,419	75,577	11,551,943
Home equity lines	1,585,228	10,013	473	10,486	21,551	1,617,265
Consumer mortgages	2,265,966	7,876	81	7,957	22,681	2,296,604
Credit cards	229,177	1,819	1,417	3,236	—	232,413
Other consumer loans	809,419	5,771	39	5,810	2,954	818,183
Total consumer	4,889,790	25,479	2,010	27,489	47,186	4,964,465
Total loans	$23,663,898	61,971	3,135	65,106	153,378	23,882,382	(2)

(1) Total before net deferred fees and costs of $26.0 million.
(2) Total before net deferred fees and costs of $26.0 million.

The credit quality of the loan portfolio is reviewed and updated no less frequently than quarterly using the standard asset classification system utilized by the federal banking agencies. These classifications are divided into three groups – Not Criticized (Pass), Special Mention, and Classified or Adverse rating (Substandard, Doubtful, and Loss) and are defined as follows:
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
In the following tables, consumer loans are generally assigned a risk grade similar to the classifications described above; however, upon reaching 90 days and 120 days past due, they are generally downgraded to Substandard and Loss, respectively, in accordance with the FFIEC Uniform Retail Credit Classification and Account Management Policy. Additionally, in accordance with the Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit Secured by Junior Liens on 1-4 Family Residential Properties, the risk grade classifications of consumer loans (home equity lines and consumer mortgages) secured by junior liens on 1-4 family residential properties also consider available information on the payment status of any associated senior liens with other financial institutions.

Loan Portfolio Credit Exposure by Risk Grade
	June 30, 2017
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$5,952,286	61,451	21,926	—	—		6,035,663
1-4 family properties	788,665	24,169	22,559	227	—		835,620
Land and development	477,974	40,576	21,227	3,211	—		542,988
Total commercial real estate	7,218,925	126,196	65,712	3,438	—		7,414,271
Commercial, financial and agricultural	6,710,038	124,412	160,354	5,629	140	(3)	7,000,573
Owner-occupied	4,590,414	52,101	106,410	1,410	—		4,750,335
Total commercial and industrial	11,300,452	176,513	266,764	7,039	140		11,750,908
Home equity lines	1,535,583	—	24,812	373	2,399	(3)	1,563,167
Consumer mortgages	2,450,658	—	19,528	313	166	(3)	2,470,665
Credit cards	224,643	—	445	—	812	(4)	225,900
Other consumer loans	1,028,493	—	2,808	299	39	(3)	1,031,639
Total consumer	5,239,377	—	47,593	985	3,416		5,291,371
Total loans	$23,758,754	302,709	380,069	11,462	3,556		24,456,550	(5)

	December 31, 2016
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$5,794,626	43,336	31,299	—	—		5,869,261
1-4 family properties	826,311	33,928	26,790	278	—		887,307
Land and development	514,853	60,205	27,361	6,987	—		609,406
Total commercial real estate	7,135,790	137,469	85,450	7,265	—		7,365,974
Commercial, financial and agricultural	6,642,648	126,268	140,425	6,445	141	(3)	6,915,927
Owner-occupied	4,462,420	60,856	111,330	1,410	—		4,636,016
Total commercial and industrial	11,105,068	187,124	251,755	7,855	141		11,551,943
Home equity lines	1,589,199	—	22,774	2,892	2,400	(3)	1,617,265
Consumer mortgages	2,271,916	—	23,268	1,283	137	(3)	2,296,604
Credit cards	230,997	—	637	—	779	(4)	232,413
Other consumer loans	814,844	—	3,233	42	64	(3)	818,183
Total consumer	4,906,956	—	49,912	4,217	3,380		4,964,465
Total loans	$23,147,814	324,593	387,117	19,337	3,521		23,882,382	(6)

(1) Includes $235.8 million and $256.6 million of Substandard accruing loans at June 30, 2017 and December 31, 2016, respectively.
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
(6) Total before net deferred fees and costs of $26.0 million.

The following table details the changes in the allowance for loan losses by loan segment for the six and three months ended June 30, 2017.

Allowance for Loan Losses and Recorded Investment in Loans
	As of and For The Six Months Ended June 30, 2017
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Total
Allowance for loan losses:
Beginning balance	$81,816	125,778	44,164	251,758
Charge-offs	(3,207)	(19,535)	(9,656)	(32,398)
Recoveries	3,648	3,282	2,871	9,801
Provision for loan losses	(4,730)	13,912	9,752	18,934
Ending balance(1)	$77,527	123,437	47,131	248,095
Ending balance: individually evaluated for impairment	4,386	7,226	1,038	12,650
Ending balance: collectively evaluated for impairment	$73,141	116,211	46,093	235,445
Loans:
Ending balance: total loans(1)(2)	$7,414,271	11,750,908	5,291,371	24,456,550
Ending balance: individually evaluated for impairment	73,638	122,889	31,688	228,215
Ending balance: collectively evaluated for impairment	$7,340,633	11,628,019	5,259,683	24,228,335

	As of and For The Six Months Ended June 30, 2016
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Total
Allowance for loan losses:
Beginning balance	$87,133	122,989	42,374	252,496
Charge-offs	(9,277)	(10,661)	(7,148)	(27,086)
Recoveries	6,690	4,342	2,564	13,596
Provision for loan losses	(5,187)	12,963	8,294	16,070
Ending balance(1)	$79,359	129,633	46,084	255,076
Ending balance: individually evaluated for impairment	12,515	14,221	1,691	28,427
Ending balance: collectively evaluated for impairment	$66,844	115,412	44,393	226,649
Loans:
Ending balance: total loans(1)(3)	$7,507,695	10,955,430	4,625,410	23,088,535
Ending balance: individually evaluated for impairment	112,954	119,805	37,788	270,547
Ending balance: collectively evaluated for impairment	$7,394,741	10,835,625	4,587,622	22,817,988

(1) As of and for the six months ended June 30, 2017 and 2016, there were no purchased credit-impaired loans and no allowance for loan losses for purchased credit-impaired loans.
(2) Total before net deferred fees and costs of $26.0 million.
(3) Total before net deferred fees and costs of $27.6 million.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Three Months Ended June 30, 2017
(in thousands)	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$78,314	127,096	48,104	253,514
Charge-offs	(1,299)	(12,642)	(5,722)	(19,663)
Recoveries	759	1,458	1,767	3,984
Provision for loan losses	(247)	7,525	2,982	10,260
Ending balance(1)	$77,527	123,437	47,131	248,095
Ending balance: individually evaluated for impairment	4,386	7,226	1,038	12,650
Ending balance: collectively evaluated for impairment	$73,141	116,211	46,093	235,445
Loans:
Ending balance: total loans(1)(2)	$7,414,271	11,750,908	5,291,371	24,456,550
Ending balance: individually evaluated for impairment	73,638	122,889	31,688	228,215
Ending balance: collectively evaluated for impairment	$7,340,633	11,628,019	5,259,683	24,228,335

	As Of and For The Three Months Ended June 30, 2016
(in thousands)	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$84,557	124,878	45,081	254,516
Charge-offs	(7,455)	(5,136)	(3,180)	(15,771)
Recoveries	5,397	3,078	1,163	9,638
Provision for loan losses	(3,140)	6,813	3,020	6,693
Ending balance(1)	$79,359	129,633	46,084	255,076
Ending balance: individually evaluated for impairment	12,515	14,221	1,691	28,427
Ending balance: collectively evaluated for impairment	$66,844	115,412	44,393	226,649
Loans:
Ending balance: total loans(1)(3)	$7,507,695	10,955,430	4,625,410	23,088,535
Ending balance: individually evaluated for impairment	112,954	119,805	37,788	270,547
Ending balance: collectively evaluated for impairment	$7,394,741	10,835,625	4,587,622	22,817,988

(1) For the three months ended June 30, 2017 and 2016, there were no purchased credit-impaired loans and no allowance for loan losses for purchased credit-impaired loans.
(2) Total before net deferred fees and costs of $26.0 million.
(3) Total before net deferred fees and costs of $27.6 million.

The tables below summarize impaired loans (including accruing TDRs) as of June 30, 2017 and December 31, 2016.

Impaired Loans (including accruing TDRs)
	June 30, 2017			Six Months Ended June 30, 2017		Three Months Ended June 30, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$—	—	—	246	—	—	—
1-4 family properties	253	2,582	—	380	—	257	—
Land and development	2,226	5,539	—	2,193	—	2,246	—
Total commercial real estate	2,479	8,121	—	2,819	—	2,503	—
Commercial, financial and agricultural	26,913	33,098	—	22,956	—	26,202	—
Owner-occupied	13,824	20,250	—	10,383	—	11,910	—
Total commercial and industrial	40,737	53,348	—	33,339	—	38,112	—
Home equity lines	1,064	1,064	—	1,060	—	1,064	—
Consumer mortgages	744	941	—	744	—	744	—
Credit cards	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—
Total consumer	1,808	2,005	—	1,804	—	1,808	—
Total impaired loans with no related allowance recorded	$45,024	63,474	—	37,962	—	42,423	—
With allowance recorded
Investment properties	$29,168	29,168	1,175	29,575	597	29,264	306
1-4 family properties	15,879	15,893	448	16,995	386	16,133	250
Land and development	26,112	26,168	2,763	27,381	299	26,366	126
Total commercial real estate	71,159	71,229	4,386	73,951	1,282	71,763	682
Commercial, financial and agricultural	46,569	46,887	5,524	46,455	787	48,959	436
Owner-occupied	35,583	35,594	1,702	42,814	674	38,318	336
Total commercial and industrial	82,152	82,481	7,226	89,269	1,461	87,277	772
Home equity lines	7,135	7,135	171	8,197	465	7,680	229
Consumer mortgages	18,762	18,762	598	19,720	183	19,009	92
Credit cards	—	—	—	—	—	—	—
Other consumer loans	3,983	3,984	269	4,692	132	4,380	59
Total consumer	29,880	29,881	1,038	32,609	780	31,069	380
Total impaired loans with allowance recorded	$183,191	183,591	12,650	195,829	3,523	190,109	1,834
Total impaired loans
Investment properties	$29,168	29,168	1,175	29,821	597	29,264	306
1-4 family properties	16,132	18,475	448	17,375	386	16,390	250
Land and development	28,338	31,707	2,763	29,574	299	28,612	126
Total commercial real estate	73,638	79,350	4,386	76,770	1,282	74,266	682
Commercial, financial and agricultural	73,482	79,985	5,524	69,411	787	75,161	436
Owner-occupied	49,407	55,844	1,702	53,197	674	50,228	336
Total commercial and industrial	122,889	135,829	7,226	122,608	1,461	125,389	772
Home equity lines	8,199	8,199	171	9,257	465	8,744	229
Consumer mortgages	19,506	19,703	598	20,464	183	19,753	92
Credit cards	—	—	—	—	—	—	—
Other consumer loans	3,983	3,984	269	4,692	132	4,380	59
Total consumer	31,688	31,886	1,038	34,413	780	32,877	380
Total impaired loans	$228,215	247,065	12,650	233,791	3,523	232,532	1,834

Impaired Loans (including accruing TDRs)
	December 31, 2016			Year Ended December 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$748	793	—	2,013	—
1-4 family properties	643	2,939	—	1,021	—
Land and development	2,099	7,243	—	6,769	—
Total commercial real estate	3,490	10,975	—	9,803	—
Commercial, financial and agricultural	17,958	20,577	—	6,321	—
Owner-occupied	5,508	7,377	—	8,394	—
Total commercial and industrial	23,466	27,954	—	14,715	—
Home equity lines	1,051	1,051	—	1,045	—
Consumer mortgages	744	814	—	870	—
Credit cards	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Total consumer	1,795	1,865	—	1,915	—
Total impaired loans with no related allowance recorded	$28,751	40,794	—	26,433	—
With allowance recorded
Investment properties	$31,489	31,489	2,044	42,659	1,436
1-4 family properties	23,642	23,649	769	39,864	855
Land and development	32,789	32,788	5,103	25,568	995
Total commercial real estate	87,920	87,926	7,916	108,091	3,286
Commercial, financial and agricultural	43,386	45,913	5,687	51,968	1,215
Owner-occupied	53,708	53,942	2,697	52,300	1,946
Total commercial and industrial	97,094	99,855	8,384	104,268	3,161
Home equity lines	9,638	9,638	971	9,668	432
Consumer mortgages	20,953	20,953	673	20,993	1,014
Credit cards	—	—	—	—	—
Other consumer loans	5,140	5,140	167	5,062	303
Total consumer	35,731	35,731	1,811	35,723	1,749
Total impaired loans with allowance recorded	$220,745	223,512	18,111	248,082	8,196
Total impaired loans
Investment properties	$32,237	32,282	2,044	44,672	1,436
1-4 family properties	24,285	26,588	769	40,885	855
Land and development	34,888	40,031	5,103	32,337	995
Total commercial real estate	91,410	98,901	7,916	117,894	3,286
Commercial, financial and agricultural	61,344	66,490	5,687	58,289	1,215
Owner-occupied	59,216	61,319	2,697	60,694	1,946
Total commercial and industrial	120,560	127,809	8,384	118,983	3,161
Home equity lines	10,689	10,689	971	10,713	432
Consumer mortgages	21,697	21,767	673	21,863	1,014
Credit cards	—	—	—	—	—
Other consumer loans	5,140	5,140	167	5,062	303
Total consumer	37,526	37,596	1,811	37,638	1,749
Total impaired loans	$249,496	264,306	18,111	274,515	8,196

The average recorded investment in impaired loans was $290.3 million and $281.9 million, respectively, for the six and three months ended June 30, 2016. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the six and three months ended June 30, 2016. Interest income recognized for accruing TDRs was $4.0 million and $2.0 million, respectively, for the six and three months ended June 30, 2016. At June 30, 2017 and December 31, 2016, impaired loans of $60.8 million and $53.7 million, respectively, were on non-accrual status.
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

The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the six and three months ended June 30, 2017 and 2016 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Six Months Ended June 30, 2017
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	—	$—	—	—	—
1-4 family properties	16	—	2,089	513	2,602
Land acquisition	1	—	—	135	135
Total commercial real estate	17	—	2,089	648	2,737
Commercial, financial and agricultural	28	—	5,760	6,279	12,039
Owner-occupied	1	—	—	22	22
Total commercial and industrial	29	—	5,760	6,301	12,061
Home equity lines	—	—	—	—	—
Consumer mortgages	1	—	—	9	9
Credit cards	—	—	—	—	—
Other retail loans	8	—	—	570	570
Total retail	9	—	—	579	579
Total TDRs	55	$—	7,849	7,528	15,377	(1)

	Three Months Ended June 30, 2017
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	—	$—	—	—	—
1-4 family properties	8	—	478	196	674
Land and development	1	—	—	135	135
Total commercial real estate	9	—	478	331	809
Commercial, financial and agricultural	10	—	1,895	740	2,635
Owner-occupied	1	—	—	22	22
Total commercial and industrial	11	—	1,895	762	2,657
Home equity lines	—	—	—	—	—
Consumer mortgages	1	—	—	9	9
Credit cards	—	—	—	—	—
Other consumer loans	5	—	—	295	295
Total consumer	6	—	—	304	304
Total TDRs	26	$—	2,373	1,397	3,770	(1)

(1) No net charge-offs were recorded during the six and three months ended June 30, 2017 upon restructuring of these loans.

TDRs by Concession Type
	Six Months Ended June 30, 2016
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	3	$—	1,826	148	1,974
1-4 family properties	19	—	3,490	1,164	4,654
Land acquisition	11	—	—	1,269	1,269
Total commercial real estate	33	—	5,316	2,581	7,897
Commercial, financial and agricultural	45	—	13,948	4,845	18,793
Owner-occupied	6	—	2,667	550	3,217
Total commercial and industrial	51	—	16,615	5,395	22,010
Home equity lines	3	—	224	—	224
Consumer mortgages	6	—	354	51	405
Credit cards	—	—	—	—	—
Other retail loans	17	—	324	1,534	1,858
Total retail	26	—	902	1,585	2,487
Total TDRs	110	$—	22,833	9,561	32,394	(2)

	Three Months Ended June 30, 2016
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	1	$—	1,389	—	1,389
1-4 family properties	12	—	3,095	324	3,419
Land and development	5	—	—	734	734
Total commercial real estate	18	—	4,484	1,058	5,542
Commercial, financial and agricultural	15	—	1,934	1,458	3,392
Owner-occupied	2	—	1,132	102	1,234
Total commercial and industrial	17	—	3,066	1,560	4,626
Home equity lines	1	—	28	—	28
Consumer mortgages	3	—	200	51	251
Credit cards	—	—	—	—	—
Other consumer loans	10	—	94	1,449	1,543
Total consumer	14	—	322	1,500	1,822
Total TDRs	49	$—	7,872	4,118	11,990	(2)

(2) No net charge-offs were recorded during the six and three months ended June 30, 2016 upon restructuring of these loans.

For both the six and three months ended June 30, 2017, there were three defaults with a recorded investment of $292 thousand on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments) compared to one default for both the six and three months ended June 30, 2016 with a recorded investment of $92 thousand.
If, at the time a loan was designated as a TDR, the loan was not already impaired, the measurement of impairment that resulted from the TDR designation closely approximates the reserve derived through specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At June 30, 2017, the allowance for loan losses allocated to accruing TDRs totaling $167.4 million was $8.5 million compared to accruing TDRs of $195.8 million with an allocated allowance for loan losses of $9.8 million at December 31, 2016. Non-accrual, non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation.

Note 7 - Other Comprehensive Income (Loss)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the six and three months ended June 30, 2017 and 2016.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance at December 31, 2016	$(12,217)	(44,324)	882	(55,659)
Other comprehensive income before reclassifications	—	12,453	—	12,453
Amounts reclassified from accumulated other comprehensive income (loss)	80	(4,715)	(24)	(4,659)
Net current period other comprehensive income	80	7,738	(24)	7,794
Balance as of June 30, 2017	$(12,137)	(36,586)	858	(47,865)

Balance as of April 1, 2017	$(12,177)	(43,444)	870	(54,751)
Other comprehensive income before reclassifications	—	6,857	—	6,857
Amounts reclassified from accumulated other comprehensive income (loss)	40	1	(12)	29
Net current period other comprehensive income	40	6,858	(12)	6,886
Balance as of June 30, 2017	$(12,137)	(36,586)	858	(47,865)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance at December 31, 2015	$(12,504)	(18,222)	907	(29,819)
Other comprehensive income before reclassifications	—	40,722	—	40,722
Amounts reclassified from accumulated other comprehensive income (loss)	207	(41)	(64)	102
Net current period other comprehensive income	207	40,681	(64)	40,824
Balance as of June 30, 2016	$(12,297)	22,459	843	11,005

Balance as of April 1, 2016	$(12,336)	10,747	849	(740)
Other comprehensive income (loss) before reclassifications	—	11,712	—	11,712
Amounts reclassified from accumulated other comprehensive income (loss)	39	—	(6)	33
Net current period other comprehensive income (loss)	39	11,712	(6)	11,745
Balance as of June 30, 2016	$(12,297)	22,459	843	11,005

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). During the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative financial instruments, equity securities, and debt securities as a single portfolio. As of June 30, 2017, the balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to a previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	For the Six Months Ended June 30,
	2017	2016
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(130)	(140)	Interest expense
Amortization of deferred losses	—	(197)	Loss on early extinguishment of debt, net
	50	130	Income tax (expense) benefit
	$(80)	(207)	Reclassifications, net of income taxes

Net unrealized gains on investment securities available for sale:
Realized gain on sale of securities	$7,667	67	Investment securities gains, net
	(2,952)	(26)	Income tax (expense) benefit
	$4,715	41	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$40	104	Salaries and other personnel expense
	(16)	(40)	Income tax (expense) benefit
	$24	64	Reclassifications, net of income taxes

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	For the Three Months Ended June 30,
	2017	2016
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(65)	(64)	Interest expense
	25	25	Income tax (expense) benefit
	$(40)	(39)	Reclassifications, net of income taxes

Net unrealized gains on investment securities available for sale:
Realized net (loss)gain on sale of securities	$(1)	—	Investment securities gains, net
	—	—	Income tax (expense) benefit
	$(1)	—	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$20	10	Salaries and other personnel expense
	(8)	(4)	Income tax (expense) benefit
	$12	6	Reclassifications, net of income taxes

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

Level 3
Unobservable inputs that are supported by little, if any, market activity for the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow models and similar techniques, and may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability. These methods of valuation may result in a significant portion of the fair value being derived from unobservable assumptions that reflect Synovus' own estimates for assumptions that market participants would use in pricing the asset or liability. This category primarily includes collateral-dependent impaired loans, other real estate, certain equity investments, private equity investments, GGL/SBA loan servicing assets, and contingent consideration.

See "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Fair Value Accounting" to the consolidated financial statements of Synovus' 2016 Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments. Transfers between levels during the six and three months ended June 30, 2017 and year ended December 31, 2016 were inconsequential.

	June 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
U.S. Government agency securities	—	1,587	—	1,587
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	386	—	386
State and municipal securities	—	1,072	—	1,072
Total trading securities	$—	3,045	—	3,045
Mortgage loans held for sale	—	61,893	—	61,893
Investment securities available for sale:
U.S. Treasury securities	83,133	—	—	83,133
U.S. Government agency securities	—	12,311	—	12,311
Mortgage-backed securities issued by U.S. Government agencies	—	132,225	—	132,225
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,856,405	—	2,856,405
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	722,420	—	722,420
State and municipal securities	—	290	—	290
Corporate debt and other securities(1)	3,142	15,205	1,927	20,274
Total investment securities available for sale	$86,275	3,738,856	1,927	3,827,058
Private equity investments		—	15,698	15,698
Mutual funds held in rabbi trusts	12,867	—	—	12,867
GGL/SBA loans servicing asset	—	—	4,297	4,297
Derivative assets:
Interest rate contracts	—	15,332	—	15,332
Mortgage derivatives(2)	—	1,393	—	1,393
Total derivative assets	$—	16,725	—	16,725
Liabilities
Earnout liability(3)	—	—	13,941	13,941
Derivative liabilities:
Interest rate contracts	—	13,389	—	13,389
Visa derivative	—	—	5,053	5,053
Total derivative liabilities	$—	13,389	5,053	18,442

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	—	3,460	—	3,460
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	3,438	—	3,438
State and municipal securities	—	426	—	426
Other investments	1,890	100	—	1,990
Total trading securities	$1,890	7,424	—	9,314
Mortgage loans held for sale	—	51,545	—	51,545
Investment securities available for sale:
U.S. Treasury securities	107,802	—	—	107,802
U.S. Government agency securities	—	12,993	—	12,993
Mortgage-backed securities issued by U.S. Government agencies	—	174,202	—	174,202
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,506,340	—	2,506,340
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	890,442	—	890,442
State and municipal securities	—	2,794	—	2,794
Equity securities	3,782	—	—	3,782
Corporate debt and other securities(1)	3,092	14,952	1,796	19,840
Total investment securities available for sale	$114,676	3,601,723	1,796	3,718,195
Private equity investments	—	—	25,493	25,493
Mutual funds held in rabbi trusts	11,479	—	—	11,479
Derivative assets:
Interest rate contracts	—	17,157	—	17,157
Mortgage derivatives(2)	—	3,466	—	3,466
Total derivative assets	$—	20,623	—	20,623

Liabilities
Earnout liability(3)	—	—	14,000	14,000
Derivative liabilities:
Interest rate contracts	—	17,531	—	17,531
Visa derivative	—	—	5,768	5,768
Total derivative liabilities	$—	17,531	5,768	23,299

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
(3) Earnout liability consists of contingent consideration obligation related to the Global One acquisition.

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

Changes in Fair Value Included in Net Income
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Mortgage loans held for sale	$954	1,850	$(249)	878

Mortgage Loans Held for Sale
(in thousands)	As of June 30, 2017	As of December 31, 2016
Fair value	$61,893	51,545
Unpaid principal balance	60,508	51,114
Fair value less aggregate unpaid principal balance	$1,385	431

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the Consolidated Balance Sheets for the six and three months ended June 30, 2017 and 2016 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During the six and three months ended June 30, 2017 and 2016, Synovus did not have any transfers between levels in the fair value hierarchy.

	Six Months Ended June 30, 2017
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Earnout Liability(1)	GGL / SBA Loans Servicing Asset(2)
Beginning balance, January 1,	$1,796	25,493	(5,768)	(14,000)	—
Total gains (losses) realized/unrealized:
Included in earnings	—	(3,166)	—	(1,707)	(694)
Unrealized gains (losses) included in other comprehensive income	131	—	—	—	—
Additions	—	—	—	—	539
Sales and settlements	—	(6,629)	715	—	—
Transfer from amortization method to fair value	—	—	—	—	4,452
Measurement period adjustments related to Global One acquisition	—	—	—	1,766	—
Ending balance, June 30,	$1,927	15,698	(5,053)	(13,941)	4,297
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30,	$—	(3,166)	—	(1,707)	(694)

	Three Months Ended June 30, 2017
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Earnout Liability(1)	GGL / SBA Loans Servicing Asset(2)
Beginning balance, April 1,	$1,851	23,679	(5,412)	(11,421)	4,178
Total gains (losses) realized/unrealized:
Included in earnings	—	(1,352)	—	(1,707)	(376)
Unrealized gains (losses) included in other comprehensive income	76	—	—	—	—
Additions	—	—	—	—	495
Sales and settlements	—	(6,629)	359	—	—
Measurement period adjustments related to Global One acquisition	—	—	—	(813)	—
Ending balance, June 30,	$1,927	15,698	(5,053)	(13,941)	4,297
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30,	$—	(1,352)	—	(1,707)	(376)

(1) Earnout liability consists of contingent consideration obligation related to the Global One acquisition.
(2) Effective January 1, 2017, Synovus elected the fair value option for determining the value of the GGL/SBA loans servicing asset. Synovus has retained servicing responsibilities on sold GGL/SBA loans and receives a servicing fee. The servicing asset is established at fair value at the time of the sale based on an analysis of future cash flows that incorporates estimates for discount rates, prepayment speeds, and delinquency rates. The servicing asset is measured at fair value on a quarterly basis with changes in fair value included with the associated servicing fee in other non-interest income. Prior to 2017, Synovus accounted for the GGL/SBA loans servicing asset using the amortization method.

	Six Months Ended June 30, 2016
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative
Beginning balance, January 1,	$1,745	27,148	(1,415)
Total gains (losses) realized/unrealized:
Included in earnings	—	(278)	(720)
Unrealized gains (losses) included in other comprehensive income	(120)	—	—
Settlements	—	(4)	720
Ending balance, June 30,	$1,625	26,866	(1,415)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30,	$—	(278)	(720)

	Three Months Ended June 30, 2016
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative
Beginning balance, April 1,	$1,638	26,757	(1,415)
Total gains (losses) realized/unrealized:
Included in earnings	—	113	(360)
Unrealized gains (losses) included in other comprehensive income	(13)	—	—
Settlements	—	(4)	360
Ending balance, June 30,	$1,625	26,866	(1,415)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30,	$—	113	(360)

The table below provides an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure financial instruments that are classified within Level 3 of the valuation hierarchy and are measured at fair value on a recurring basis.

			June 30, 2017	December 31, 2016
	Valuation Technique	Significant Unobservable Input	Range/Weighted Average	Range/Weighted Average
Assets and liabilities measured at fair value on a recurring basis

Investment Securities Available for Sale - Other Investments:

Trust preferred securities	Discounted cash flow analysis	Credit spread embedded in discount rate	392 bps	442 bps

Private equity investments	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies
			N/A	N/A
		Discount for lack of liquidity(1)	N/A	15%

GGL/SBA loans servicing asset	Discounted cash flow analysis	Discount rate Prepayment speeds	12.01% 6.75%	N/A

Earnout liability	Option pricing methods and Monte Carlo simulation	Global One Earnout, as defined in merger agreement, for the five years ending October 1, 2021	$11.8 million - $16.7 million	$9.3 million - $14.2 million

Visa derivative liability	Discounted cash flow analysis
Estimated timing of resolution of covered litigation, future cumulative deposits to the litigation escrow for settlement of the covered litigation, and estimated future monthly fees payable to the derivative counterparty
			1-5 years	1-5 years

(1) Represents management's estimate of discount that market participants would require based on the instrument's lack of liquidity.

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

	June 30, 2017				December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Impaired loans*	$—	—	11,773	11,773	—	—	21,742	21,742
Other real estate	—	—	12,367	12,367	—	—	19,305	19,305
Other assets held for sale	—	—	—	—	—	—	12,083	12,083

* Collateral-dependent impaired loans that were written down to fair value during the period.

The following table presents fair value adjustments recognized in earnings for the three months ended June 30, 2017 and 2016 for the assets measured at fair value on a non-recurring basis.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Impaired loans*	$5,808	1,162	$5,776	—
Other loans held for sale	3,519	—	—	—
Other real estate	518	3,306	280	2,053
Other assets held for sale	238	6,625	—	5,593

* Collateral-dependent impaired loans that were written down to fair value during the period.

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

			June 30, 2017	December 31, 2016
	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis

Collateral dependent impaired loans	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0% - 60% (46%) 0% - 10% (7%)	0%-52% (25%) 0%-10% (7%)

Other loans held for sale	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	N/A	N/A

Other real estate	Third-party appraised value of real estate less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0% - 35% (8%) 0% - 10% (7%)	0%-10% (5%) 0%-10% (7%)

Other assets held for sale	Third-party appraised value less estimated selling costs or BOV	Discount to appraised value (2) Estimated selling costs	N/A	0%-81% (47%) 0%-10% (7%)

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

Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at June 30, 2017 and December 31, 2016. The fair values represent management’s estimates based on various methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans held for investment, interest bearing deposits (including brokered deposits), and long-term debt, the fair value amounts should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately.

The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$377,213	377,213	377,213	—	—
Interest bearing funds with Federal Reserve Bank	468,148	468,148	468,148	—	—
Interest earning deposits with banks	6,012	6,012	6,012	—	—
Federal funds sold and securities purchased under resale agreements	46,847	46,847	46,847	—	—
Trading account assets	3,045	3,045	—	3,045	—
Mortgage loans held for sale	61,893	61,893	—	61,893	—
Other loans held for sale	127	127	—	127	—
Investment securities available for sale	3,827,058	3,827,058	86,275	3,738,856	1,927
Private equity investments	15,698	15,698	—	—	15,698
Mutual funds held in rabbi trusts	12,867	12,867	12,867	—	—
Loans, net of deferred fees and costs	24,430,512	24,191,120	—	—	24,191,120
GGL/SBA loans servicing asset	4,297	4,297	—	—	4,297
Derivative assets	16,725	16,725	—	16,725	—

Financial liabilities
Non-interest bearing deposits	7,363,476	7,363,476	—	7,363,476	—
Interest bearing deposits	17,855,340	17,852,694	—	17,852,694	—
Federal funds purchased, other short-term borrowings and other short-term liabilities	150,379	150,379	150,379	—	—
Long-term debt	2,107,245	2,155,543	—	2,155,543	—
Other liabilities	13,941	13,941	—	—	13,941
Derivative liabilities	18,442	18,442	—	13,389	5,053

	December 31, 2016
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$395,175	395,175	395,175	—	—
Interest bearing funds with Federal Reserve Bank	527,090	527,090	527,090	—	—
Interest earning deposits with banks	18,720	18,720	18,720	—	—
Federal funds sold and securities purchased under resale agreements	58,060	58,060	58,060	—	—
Trading account assets	9,314	9,314	1,890	7,424	—
Mortgage loans held for sale	51,545	51,545	—	51,545	—
Investment securities available for sale	3,718,195	3,718,195	114,676	3,601,723	1,796
Private equity investments	25,493	25,493	—	—	25,493
Mutual funds held in rabbi trusts	11,479	11,479	11,479	—	—
Loans, net of deferred fees and costs	23,856,391	23,709,434	—	—	23,709,434
Derivative assets	20,623	20,623	—	20,623	—

Financial liabilities
Non-interest bearing deposits	7,085,804	7,085,804	—	7,085,804	—
Interest bearing deposits	17,562,256	17,560,021	—	17,560,021	—
Federal funds purchased, other short-term borrowings and other short-term liabilities	159,699	159,699	159,699	—	—
Long-term debt	2,160,881	2,217,544	—	2,217,544	—
Other liabilities	14,000	14,000	—	—	14,000
Derivative liabilities	23,299	23,299	—	17,531	5,768

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
Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of June 30, 2017 and December 31, 2016, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk related to core banking activities.
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

Cash Flow Hedges
As of June 30, 2017 and December 31, 2016, there were no cash flow hedges outstanding. The unamortized deferred net loss balance from previously terminated cash flow hedges at December 31, 2016 of $(130) thousand was recognized during the six months ended June 30, 2017.
Fair Value Hedges
As of June 30, 2017 and December 31, 2016, there were no fair value hedges outstanding. The unamortized deferred gain balance on all previously terminated fair value hedges at December 31, 2016 of $873 thousand was recognized during the six months ended June 30, 2017.
Customer Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated counterparties. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' Consolidated Balance Sheets. Fair value changes are recorded as a component of non-interest income. As of June 30, 2017, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.49 billion, an increase of $160.4 million compared to December 31, 2016.
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative contract was $5.1 million and $5.8 million at June 30, 2017 and December 31, 2016, respectively. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract. Management believes that the estimate of Synovus' exposure to the Visa indemnification and fees associated with the Visa derivative is adequate based on current information, including Visa's recent announcements and disclosures. However, future developments in the litigation could require potentially significant changes to Synovus' estimate. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Visa Shares and Related Agreements" of Synovus' 2016 Form 10-K for further information.
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
At June 30, 2017 and December 31, 2016, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $87.8 million and $88.2 million, respectively. Fair value adjustments related to these commitments resulted in a loss of $(416) thousand and a gain of $1.2 million for the six months ended June 30, 2017 and 2016, respectively, which was recorded as a component of mortgage banking income in the Consolidated Statements of Income.
At June 30, 2017 and December 31, 2016, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $102.5 million and $126.5 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. Fair value adjustments related to these outstanding commitments to sell mortgage loans resulted in a loss of $(1.7) million and $(1.6) million for the six months ended June 30, 2017 and 2016, respectively, which were recorded as a component of mortgage banking income in the Consolidated Statements of Income.

Collateral Requirements
Pursuant to the Dodd-Frank Act, certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of June 30, 2017, collateral totaling $43.3 million of federal funds sold was pledged to the derivative counterparties to comply with collateral requirements. Effective January 3, 2017, the CME amended its rulebook to legally characterize variation margin cash payments for cleared OTC derivatives as settlement rather than as collateral. As a result, in 2017, Synovus began reducing the corresponding derivative asset and liability balances for CME-cleared OTC derivatives to reflect the settlement of those positions via the exchange of variation margin.
    The impact of derivative instruments on the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
(in thousands)	Location on Consolidated Balance Sheets	June 30, 2017	December 31, 2016	Location on Consolidated Balance Sheets	June 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$15,332	17,157	Other liabilities	13,389	17,531
Mortgage derivatives	Other assets	1,393	3,466	Other liabilities	—	—
Visa derivative		—	—	Other liabilities	5,053	5,768
Total derivatives not designated as hedging instruments		$16,725	20,623		18,442	23,299

The pre-tax effect of fair value hedges on the Consolidated Statements of Income for the six and three months ended June 30, 2017 and 2016 is presented below.

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
(in thousands)		Six Months Ended June 30,
Derivatives not designated as hedging instruments		2017	2016
Interest rate contracts(1)	Other non-interest income	$(1)	33
Mortgage derivatives(2)	Mortgage banking income	(2,073)	(485)
Total		$(2,074)	(452)

		Gain (Loss) Recognized in Income
(in thousands)		Three Months Ended June 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income	2017	2016
Interest rate contracts(1)	Other non-interest income	$—	27
Mortgage derivatives(2)	Mortgage banking income	(289)	(335)
Total		$(289)	(308)

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third-party investors.
During the six months ended June 30, 2017 and 2016, Synovus reclassified $873 thousand and $950 thousand, respectively, from hedge-related basis adjustment, a component of long-term debt, as a reduction to interest expense. During the six months ended June 30, 2016, Synovus reclassified $1.3 million from hedge-related basis adjustment, as a reduction to loss on early extinguishment of debt, net. As of June 30, 2017, all deferred gains related to hedging relationships that had been previously terminated had been recognized into earnings.

Note 10 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the six and three months ended June 30, 2017 and 2016.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Basic Net Income Per Common Share:
Net income available to common shareholders	$142,742	107,870	$73,444	57,898
Weighted average common shares outstanding	122,251	126,164	122,203	125,100
Net income per common share, basic	$1.17	0.85	$0.60	0.46
Diluted Net Income Per Common Share:
Net income available to common shareholders	$142,742	107,870	$73,444	57,898
Weighted average common shares outstanding	122,251	126,164	122,203	125,100
Potentially dilutive shares from outstanding equity-based awards	792	614	824	599
Weighted average diluted common shares	123,043	126,778	123,027	125,699
Net income per common share, diluted	$1.16	0.85	$0.60	0.46

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
As of June 30, 2017 and 2016, there were 2.2 million and 2.5 million, respectively, potentially dilutive shares related to the Warrant and stock options to purchase shares of common stock that were outstanding during 2017 and 2016, but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.
Note 11 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At June 30, 2017, Synovus had a total of 5.7 million shares of its authorized but unissued common stock reserved for future grants under the 2013 Omnibus Plan. The 2013 Omnibus Plan authorizes 8.6 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units, and performance share units) count as two share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. The Plan permits grants of share-based compensation including stock options, restricted share units, market restricted share units, and performance share units. The grants generally include vesting periods ranging from three to five years and contractual terms of ten years. Stock options are granted at exercise prices which equal the fair value of a share of common stock on the grant-date. Market restricted share units and performance share units are granted at target and are compared annually to required market and performance metrics to determine final units vested and compensation expense. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units, market restricted share units, and performance share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
Share-based Compensation Expense
Total share-based compensation expense was $6.8 million and $3.5 million for the six and three months ended June 30, 2017, respectively, and $6.8 million and $3.5 million for the six and three months ended June 30, 2016, respectively.
Stock Options
No stock option grants were made during the six months ended June 30, 2017. At June 30, 2017, there were 826 thousand outstanding stock options to purchase shares of common stock with a weighted average exercise price of $17.81 per share.
Restricted Share Units, Performance Share Units, and Market Restricted Share Units
During the six months ended June 30, 2017, Synovus awarded 230 thousand restricted share units that have a service-based vesting period of three years and awarded 73 thousand performance share units that vest upon service and performance conditions.

Synovus also granted 73 thousand market restricted share units during the six months ended June 30, 2017. The weighted average grant-date fair value of the awarded restricted share units, performance share units and market restricted share units was $41.93 per share. Market restricted share units and performance share units are granted at target and are compared annually to required market and performance metrics. The performance share units vest upon meeting certain service and performance conditions. Return on average assets (ROAA) performance is evaluated each year over a three-year performance period, with share distribution determined at the end of the three years. The number of performance share units that will ultimately vest ranges from 0% to 150% of target based on Synovus' three-year weighted average ROAA (as defined). The market restricted share units have a three-year service-based vesting component as well as a total shareholder return multiplier. The number of market restricted share units that will ultimately vest ranges from 75% to 125% of target based on Synovus' total shareholder return. At June 30, 2017, including dividend equivalents granted, there were 983 thousand restricted share units, performance share units and market restricted share units outstanding with a weighted average grant-date fair value of $32.82 per share.
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
The allowance for credit losses associated with unfunded commitments and letters of credit is a component of the unfunded commitments reserve recorded within other liabilities on the Consolidated Balance Sheets. Additionally, unearned fees relating to letters of credit are recorded within other liabilities on the Consolidated Balance Sheets. These amounts are not material to Synovus' Consolidated Balance Sheets.
Unfunded lending commitments and letters of credit at June 30, 2017 and December 31, 2016 are presented below.

(in thousands)	June 30, 2017	December 31, 2016
Letters of credit*	$155,542	150,948
Commitments to fund commercial real estate, construction, and land development loans	1,427,947	1,394,162
Unused credit card lines	1,152,324	1,103,431
Commitments under home equity lines of credit	1,126,766	1,096,052
Commitments to fund commercial and industrial loans	5,039,168	4,792,834
Other loan commitments	308,386	307,772
Total unfunded lending commitments and letters of credit	$9,210,133	8,845,199

* Represent the contractual amount net of risk participations of approximately $61 million and $83 million at June 30, 2017 and December 31, 2016, respectively.
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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of June 30, 2017 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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
Note 14 - Agreement with World's Foremost Bank and Capital One Bank
On April 17, 2017, Synovus Bank entered into a definitive agreement to acquire certain card assets and assume certain liabilities of World's Foremost Bank (WFB), a wholly-owned subsidiary of Cabela's Incorporated.  Immediately following the closing of this transaction, Synovus will sell the credit card assets and related liabilities to Capital One Bank (USA), National Association, a subsidiary of Capital One Financial Corporation (Capital One), while retaining the brokered time deposits portfolio.  As of June 30, 2017 the WFB brokered deposits portfolio had a carrying value of approximately $1.1 billion.  Pursuant to the terms of the agreement, Synovus will receive $75 million in consideration from Cabela's and Capital One upon closing. Closing of the transaction is subject to customary regulatory approvals and the satisfaction of other closing conditions.
The transaction will be accounted for as an assumption of liabilities pursuant to the asset acquisition model and the earning of fees for services performed. The $75 million in consideration will be recorded as a transaction fee, to be recognized upon closing of the transaction as no continuing involvement or contingencies with respect to the sale of the credit card assets and related liabilities will exist. If the transaction between Synovus and Capital One referred to above does not occur immediately after the transaction between Synovus and WFB, then the transaction between Synovus and WFB will be rescinded, including repayment of any cash amounts paid and return of any assets and liabilities transferred, such that Cabela’s, WFB, Capital One and Synovus will be in the same position as if the transaction had never occurred.
Additionally, the deposit liabilities acquired by Synovus will be recorded at fair value determined in accordance with the Brokered CD Curve Discount Methodology, as defined in the agreement.   In the event that the book value of the deposits is less than the fair value of the deposits, Capital One will provide a cash payment to Synovus to compensate Synovus for the difference; however, Synovus is not required to make any payment if the fair value of the deposits is less than the book value. At June 30, 2017 the deposit portfolio had a weighted average cost of funds of approximately 1.82%, maturities ranging from 2017 through 2023, and a weighted average maturity of approximately 2.79 years.
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

(15)
the risk that we may not be able to identify suitable acquisition targets as part of our growth strategy and even if we are able to identify suitable acquisition targets, we may not be able to complete such acquisitions on favorable terms, if at all, or successfully integrate bank or nonbank acquisitions into our existing operations;

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

(21)
risks related to regulatory approval to take certain actions, including any dividends on our common stock or Series C Preferred Stock, any repurchases of common stock or any other issuance or redemption of any other regulatory capital instruments, as well as any applications in respect of expansionary initiatives;

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
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 248 branches and 327 ATMs in Georgia, Alabama, South Carolina, Florida, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the six and three months ended June 30, 2017 and financial condition as of June 30, 2017 and December 31, 2016. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2016 Form 10-K.
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
A reading of each section is important to understand fully the nature of our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS
Consolidated Financial Highlights

	Six Months Ended June 30,			Three Months Ended June 30,
(dollars in thousands, except per share data)	2017	2016	Change	2017	2016	Change
Net interest income	$491,024	439,643	11.7%	$251,097	221,449	13.4%
Provision for loan losses	18,934	16,070	17.8	10,260	6,693	53.3
Non-interest income	140,539	131,033	7.3	68,701	67,886	1.2
Adjusted non-interest income(1)	136,038	131,244	3.7	70,054	67,773	3.4
Total revenues(2)	623,896	570,609	9.3	319,799	289,335	10.5
Non-interest expense	389,133	376,844	3.3	191,747	188,611	1.7
Adjusted non-interest expense(1)	382,048	361,587	5.7	191,442	182,410	5.0
Income before income taxes	223,496	177,762	25.7	117,791	94,031	25.3
Net income	147,861	112,989	30.9	76,003	60,457	25.7
Net income available to common shareholders	142,742	107,870	32.3	73,444	57,898	26.9
Net income per common share, basic	1.17	0.85	36.6	0.60	0.46	29.9
Net income per common share, diluted	1.16	0.85	36.3	0.60	0.46	29.6
Net interest margin	3.46%	3.27%	19 bps	3.51%	3.27	24 bps
Net charge-off ratio (annualized)	0.19	0.12	7 bps	0.26	0.11	15 bp
Return on average assets	0.98	0.78	20 bps	1.00	0.83	17 bp
Efficiency ratio(3)	62.31	65.97	(366) bps	59.90	65.11	(521) bp

(1) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2) Consists of net interest income and non-interest income excluding net investment securities gains.
(3) Non-interest expense as a percentage of the sum of net interest income (fully taxable equivalent basis) and non-interest income excluding net investment securities gains/losses.

	June 30, 2017	March 31, 2017	Sequential Quarter Change	June 30, 2016	Year-Over-Year Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$24,430,512	24,258,468	172,044	23,060,908	1,369,604
Total deposits	25,218,816	25,105,712	113,104	23,925,922	1,292,894
Total average deposits	24,991,708	24,918,855	72,853	23,608,027	1,383,681
Average core deposits(1)	23,612,149	23,538,068	74,081	22,271,027	1,341,122
Average core transaction deposits(1)	18,409,170	18,147,856	261,314	16,849,367	1,559,803

Non-performing assets ratio	0.73%	0.77	(4) bps	0.81	(8) bps
Non-performing loans ratio	0.65	0.65	—	0.67	(2) bps
Past due loans over 90 days	0.02	0.01	1 bp	0.03	(1) bp

Tier 1 capital	$2,734,983	2,758,794	(23,811)	2,627,572	107,411
Common equity Tier 1 capital (transitional)	2,829,340	2,672,648	156,692	2,616,181	213,159
Total risk-based capital	3,340,155	3,274,612	65,543	3,146,897	193,258
Tier 1 capital ratio	10.02%	10.18	(16) bps	10.06	(4) bps
Common equity Tier 1 capital ratio (transitional)	10.37	9.86	51 bps	10.01	36 bps
Total risk-based capital ratio	12.24	12.08	16 bps	12.05	19 bps
Total shareholders’ equity to total assets ratio	9.77	9.66	11 bps	10.02	(25) bps
Tangible common equity to tangible assets ratio(1)	9.15	9.04	11 bps	9.52	(37) bps
Return on average common equity	10.34	9.97	37 bps	8.26	208 bps
Return on average tangible common equity(1)	10.62	10.26	36 bps	8.33	229 bps

(1) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.

Results for the Six and Three Months Ended June 30, 2017
For the six months ended June 30, 2017, net income available to common shareholders was $142.7 million, or $1.16 per diluted common share, an increase of 32.3% and 36.3%, respectively, compared to the six months ended June 30, 2016. For the three months ended June 30, 2017, net income available to common shareholders was $73.4 million, or $0.60 per diluted common share, an increase of 26.8% and 29.6%, respectively, compared to the three months ended June 30, 2016. For the six and three months ended June 30, 2017, results include an income tax benefit of $4.5 million and $378 thousand, respectively, from adoption of a new accounting standard update effective January 1, 2017 which includes a requirement to record all tax effects associated with share-based compensation through the income statement.
Total revenues of $623.9 million for the six months ended June 30, 2017 are up 9.3% compared to the six months ended June 30, 2016. Total revenues of $319.8 million for the three months ended June 30, 2017 are up 10.5% vs. the same time period in 2016 with net interest income and non-interest income excluding net investment securities gains growing 13.4% and 3.4%, respectively, from the prior year. Net interest income was $251.1 million for the three months ended June 30, 2017, up $29.6 million, or 13.4%, compared to the three months ended June 30, 2016. The net interest margin was 3.51% for the three months ended June 30, 2017, an increase of 9 basis points from the first quarter of 2017 and 24 basis points from 3.27% for the second quarter of 2016. The yield on earning assets was 3.99%, up 11 basis points from the first quarter of 2017 and up 26 basis points compared to the second quarter of 2016 and the effective cost of funds was up two basis points from both first quarter 2017 and second quarter 2016 at 0.48%. The yield on loans was 4.36%, an increase of 11 basis points sequentially and 21 basis points from the second quarter of 2016 and the yield on investment securities was 2.11%, an increase of 4 basis points sequentially and 22 basis points from the second quarter of 2016. Earning asset yields also benefited from a reduction of the average balance of lower yielding funds held at the Federal Reserve.
Non-interest income for the six and three months ended June 30, 2017 was $140.5 million and $68.7 million, respectively, up $9.5 million, or 7.3%, and up $815 thousand, or 1.2%, compared to the six and three months ended June 30, 2016, respectively. Adjusted non-interest income, which excludes net investment securities gains and decrease in fair value of private equity investments, net was up $4.8 million, or 3.7%, and up $2.3 million, or 3.4%, for the six and three months ended June 30, 2017, compared to the same periods a year ago.
Non-interest expense for the six and three months ended June 30, 2017 was $389.1 million and $191.7 million, respectively, compared to $376.8 million and $188.6 million for the six and three months ended June 30, 2016, respectively. Adjusted non-interest expense for the six and three months ended June 30, 2017, which excludes restructuring charges, net, loss on early extinguishment of debt, net, litigation settlement expense, merger-related expense, fair value adjustment to Visa derivative, and amortization of intangibles, increased $20.5 million, or 5.7%, and $9.0 million, or 5.0%, compared to the same periods in 2016, respectively. Synovus has generated positive operating leverage through the first half of 2017, with the year-over-year expense growth primarily driven by strategic investments in talent and technology, higher third-party processing expense relating to third-party lending partnerships servicing fees, the addition of Global One, and expenses associated with Synovus Bank's transition to a single bank operating environment and single brand. Strategic investments in talent and technology accounted for approximately $10 million and $5 million of the increase for the six and three months ended June 30, 2017, respectively, compared to the same periods in 2016, as Synovus continues to add key talent and invest in technology to enhance the customer experience. Third-party processing expense relating to the servicing fees of third-party lending partnerships increased by $2.2 million and $1.2 million for the six and three months ended June 30, 2017, respectively, compared to the same periods in 2016, and Global One operating expenses accounted for $1.8 million and $568 thousand of the increase compared to the six and three months ended June 30, 2016, respectively. Expenses associated with Synovus Bank's transition to a single bank operating environment and single brand resulted in higher expenses of $2.9 million and $1.9 million compared to the six and three months ended June 30, 2016, respectively. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.
Credit quality metrics continued to be favorable during the three months ended June 30, 2017. The non-performing assets ratio declined 4 basis points to 0.73%, compared to 0.77% in the prior quarter, and was down 8 basis points from 0.81% a year ago. Net charge-offs for the six months ended June 30, 2017 were $22.6 million, or 0.19% as a percentage of average loans annualized, compared to $13.5 million, or 0.12%, as a percentage of average loans annualized for the six months ended June 30, 2016. The $9.1 million or 67.5% increase from 2016 is primarily the result of charge-offs on a legacy credit that was fully reserved as well as a reduction in recoveries. For the six months ended June 30, 2017, the provision for loan losses was $18.9 million, an increase of $2.9 million, or 17.8%, compared to the six months ended June 30, 2016 primarily due to a decline in recoveries. The allowance for loan losses at June 30, 2017 was $248.1 million, or 1.02% of total loans, compared to $251.8 million, or 1.06% of total loans, at December 31, 2016 and $255.1 million, or 1.11% of total loans, at June 30, 2016.
During the first quarter of 2017, Synovus recorded restructuring charges of $6.5 million consisting primarily of termination benefits incurred in conjunction with a voluntary early retirement program offered during the quarter. This program was part of Synovus' ongoing efficiency initiatives. During the first half of 2016, Synovus recorded restructuring charges of $7.0 million consisting primarily of asset impairment charges related to corporate real estate optimization activities and branch closures.

At June 30, 2017, total loans were $24.43 billion, an increase of $574.1 million, or 4.9% annualized, and $1.37 billion or 5.9%, compared to December 31, 2016 and June 30, 2016, respectively. Year-over-year loan growth was driven by a $795.5 million or 7.3% increase in C&I loans and a $666.0 million or 14.4% increase in consumer loans, partially offset by a $93.4 million or 1.2% decline in CRE loans.
During the second quarter of 2017, total average deposits increased $72.9 million, or 1.2% annualized, compared to the first quarter of 2017, and increased $1.38 billion, or 5.9%, compared to the second quarter of 2016. Average core transaction deposits increased $261.3 million, or 5.8% annualized, compared to the prior quarter, and were up $1.56 billion, or 9.3%, compared to the second quarter of 2016. The increase in average deposits for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was due to growth in average core transaction deposits, which represented 73.7% of average deposits for the second quarter of 2017 compared to 71.4% a year ago. See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
During January 2016, Synovus repurchased $124.7 million of its subordinated notes that matured on June 15, 2017 in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. Results for the six months ended June 30, 2016 included a $4.7 million pre-tax loss relating to this tender offer.
During the six months ended June 30, 2017, Synovus repurchased $45.3 million in common stock under the current share repurchase program, which authorizes repurchases of up to $200 million of the Company's common stock to be executed during 2017. Additionally, during the first quarter of 2017, Synovus increased the quarterly common stock dividend by 25% to $0.15 per share effective with the quarterly dividend declared during the first quarter of 2017. Total shareholders' equity was $3.00 billion at June 30, 2017, compared to $2.93 billion at December 31, 2016, and $2.95 billion at June 30, 2016. Return on average common equity was 10.34% at June 30, 2017, compared to 9.42% at December 31, 2016, and 8.26% at June 30, 2016. Return on average tangible common equity was 10.62% at June 30, 2017, compared to 9.65% at December 31, 2016, and 8.33% at June 30, 2016. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.

2017 Outlook
For 2017, management currently expects:

•	Average loan growth of 5% to 7%

•	Average total deposits growth of 5% to 7%

•	Net interest income growth of 12% to 14%

•	Adjusted non-interest income* growth of 2% to 4%

•	Total non-interest expense growth of 2% to 4%

•	Effective income tax rate of 34% to 35%

•	Net charge-off ratio of 15 to 20 bps
* See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
Changes in Financial Condition
During the six months ended June 30, 2017, total assets increased $584.0 million from $30.10 billion at December 31, 2016 to $30.69 billion. The principal component of this increase was an increase in loans, net of deferred fees and costs, of $574.1 million. Additionally, investment securities available for sale, at fair value, increased by $108.9 million, and Synovus increased its investment in BOLI policies by $75.0 million during the six months ended June 30, 2017. An increase of $570.8 million in deposits provided the primary funding source for the growth in loans and investments.

Loans
The following table compares the composition of the loan portfolio at June 30, 2017, December 31, 2016, and June 30, 2016.

(dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2017 vs. December 31, 2016 % Change(1)	June 30, 2016	June 30, 2017 vs. June 30, 2016 % Change
Investment properties	$6,035,663	5,869,261	5.7%	5,850,970	3.2%
1-4 family properties	835,620	887,307	(11.7)	967,334	(13.6)
Land and development	542,988	609,406	(22.0)	689,391	(21.2)
Total commercial real estate	7,414,271	7,365,974	1.3	7,507,695	(1.2)
Commercial, financial and agricultural	7,000,573	6,915,927	2.5	6,596,835	6.1
Owner-occupied	4,750,335	4,636,016	5.0	4,358,595	9.0
Total commercial and industrial	11,750,908	11,551,943	3.5	10,955,430	7.3
Home equity lines	1,563,167	1,617,265	(6.7)	1,657,109	(5.7)
Consumer mortgages	2,470,665	2,296,604	15.3	2,132,114	15.9
Credit cards	225,900	232,413	(5.7)	236,034	(4.3)
Other consumer loans	1,031,639	818,183	52.6	600,153	71.9
Total consumer	5,291,371	4,964,465	13.3	4,625,410	14.4
Total loans	24,456,550	23,882,382	4.8	23,088,535	5.9
Deferred fees and costs, net	(26,038)	(25,991)	0.4	(27,627)	(5.8)
Total loans, net of deferred fees and costs	$24,430,512	23,856,391	4.9%	23,060,908	5.9%

(1) Percentage changes are annualized
At June 30, 2017, total loans were $24.43 billion, an increase of $574.1 million, or 4.9% annualized, and $1.37 billion or 5.9%, compared to December 31, 2016 and June 30, 2016, respectively. Year-over-year loan growth was driven by a $795.5 million or 7.3% increase in C&I loans and a $666.0 million or 14.4% increase in consumer loans, partially offset by a $93.4 million or 1.2% decline in CRE loans.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at June 30, 2017 were $19.17 billion, or 78.4% of the total loan portfolio, compared to $18.92 billion, or 79.2%, at December 31, 2016 and $18.46 billion, or 80.0%, at June 30, 2016.
At June 30, 2017 and December 31, 2016, Synovus had 27 and 29 commercial loan relationships, respectively, with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at both June 30, 2017 and December 31, 2016 was approximately $34 million.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' total loan portfolio and is currently concentrated on small to middle market C&I lending dispersed throughout a diverse group of industries primarily in the Southeast and other selected areas in the United States, including health care and social assistance, manufacturing, retail trade, real-estate related industries, finance and insurance, professional, scientific, and technical services as well as wholesale trade, shown in the following table (aggregated by NAICS code). The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are originated through Synovus' local market banking divisions and the Corporate Banking Group to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of June 30, 2017, approximately 93% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. C&I loans of $11.75 billion, representing 48.1% of the total loan portfolio, grew $199.0 million, or 3.5% annualized, from December 31, 2016 and $795.5 million, or 7.3%, from June 30, 2016. The year-over-year growth in C&I loans reflects $356.7 million in loans added from the Global One acquisition on October 1, 2016.

Commercial and Industrial Loans by Industry	June 30, 2017		December 31, 2016
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$2,640,636	22.5%	$2,594,572	22.5%
Manufacturing	928,275	7.9	872,559	7.5
Retail trade	870,760	7.4	905,083	7.8
Real estate and rental and leasing	805,709	6.9	771,188	6.7
Finance and insurance	722,162	6.1	764,811	6.6
Professional, scientific, and technical services	711,833	6.1	681,529	5.9
Wholesale trade	705,147	6.0	645,124	5.6
Real estate other	587,531	5.0	517,426	4.5
Accommodation and food services	537,025	4.6	530,232	4.6
Construction	464,747	3.9	465,632	4.0
Transportation and warehousing	423,253	3.6	397,357	3.4
Agriculture, forestry, fishing, and hunting	373,340	3.2	387,589	3.4
Administration, support, waste management, and remediation	272,302	2.3	287,391	2.5
Educational services	239,964	2.0	222,516	1.9
Information	222,223	1.9	240,437	2.1
Other services	802,345	6.8	810,437	7.0
Other industries	443,656	3.8	458,060	4.0
Total commercial and industrial loans	$11,750,908	100.0%	$11,551,943	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
At June 30, 2017, $7.00 billion of C&I loans, or 28.7% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At June 30, 2017, $4.75 billion of C&I loans, or 19.4% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominately secured by owner-occupied properties and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
Total CRE loans consist of investment properties loans, 1-4 family properties loans, as well as land and development loans. These loans are subject to the same uniform lending policies referenced above. CRE loans of $7.41 billion, representing 30.3% of the total loan portfolio, increased $48.3 million, or 1.3% annualized, from December 31, 2016 and decreased $93.4 million, or 1.2%, from June 30, 2016. The decline from a year ago was driven by strategic reductions in 1-4 family properties as well as land and development loans, partially offset by growth in investment properties.
Investment Properties Loans
Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses, and other investment property. Total investment properties loans as of June 30, 2017 were $6.04 billion, or 81.4% of the total CRE portfolio and 24.7% of the total loan portfolio, compared to $5.87 billion, or 79.7% of the total CRE portfolio, and 24.6% of the total loan portfolio at December 31, 2016, an increase of $166.4 million, or 5.7% annualized, driven by strong growth in the multi-family investment property category. Synovus' investment properties portfolio is well diversified by property type, geography (primarily within Synovus' primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida), and tenants. The investment properties loans are primarily secured by the property being financed by the loans; however, these loans may also be secured by real estate or other assets beyond the property being financed.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to homebuilders and commercial mortgage loans to real estate investors and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Construction loans are generally interest-only loans and typically have maturities of three years or less, and commercial mortgage loans generally have maturities of three to five years, with amortization periods of up to fifteen to twenty years. At June 30, 2017, 1-4 family properties loans totaled $835.6 million, or 11.3% of the total CRE portfolio and 3.4% of the total loan portfolio, compared to $887.3 million, or 12.0% of the total CRE portfolio and 3.7% of the total loan portfolio at December 31, 2016.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. These loans have short-term maturities and are typically unamortized. Properties securing these loans are substantially within the Synovus footprint, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). Total land and development loans were $543.0 million at June 30, 2017, or 2.2% of the total loan portfolio, a decline of $66.4 million, or 22.0% annualized, from December 31, 2016. Synovus continues to strategically reduce its exposure to these types of loans.
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
Consumer loans at June 30, 2017 totaled $5.29 billion, representing 21.6% of the total loan portfolio compared to $4.96 billion, or 20.8% of the total loan portfolio at December 31, 2016, and $4.63 billion, or 20.0% of the total loan portfolio at June 30, 2016. Consumer loans increased $326.9 million, or 13.3% annualized, from December 31, 2016 and $666.0 million, or 14.4%, from June 30, 2016 as a result of the strategic initiative to diversify the composition of the loan portfolio. Consumer mortgages grew $174.1 million or 15.3% annualized, from December 31, 2016, and $338.6 million, or 15.9%, from June 30, 2016 primarily due to continued recruiting of mortgage loan originators in strategic markets throughout the footprint as well as enhanced origination efforts, which also create additional cross-selling opportunities for other products. Credit card loans totaled $225.9 million at June 30, 2017, including $58.4 million of commercial credit card loans. The commercial credit card loans relate to Synovus' commercial customers who utilize corporate credit cards for various business activities. Other consumer loans increased $213.5 million, or 52.6% annualized, from December 31, 2016, and $431.5 million, or 71.9%, from June 30, 2016 due to two consumer-based lending partnerships. One lending partnership, which began near the end of the third quarter of 2015, is a program that provides merchants and contractors nationwide with the ability to offer term financing to their customers for major purchases and home improvement projects. The other lending partnership, which began in the second quarter of 2016, primarily provides qualified borrowers the ability to refinance student loan debt. As of June 30, 2017, these partnerships had combined balances of $699.5 million, or 2.9% of the total loan portfolio.
Consumer loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores. Synovus makes consumer lending decisions based upon a number of key credit risk determinants including FICO scores as well as loan-to-value and debt-to-income ratios. Risk levels 1-6 (descending) are assigned to consumer loans based upon a risk score matrix. At least annually, the consumer loan portfolio data is sent to a consumer credit reporting agency for a refresh of customers' credit scores so that management can evaluate ongoing consistency or negative migration in the quality of the portfolio, which impacts the allowance for loan losses. The most recent credit score refresh was completed as of June 30, 2017. Revolving lines of credit are regularly reviewed for any material change in financial circumstances, and when appropriate, the line of credit may be suspended for further advances. FICO scores within the residential real estate portfolio have generally remained stable over the last several years.
At June 30, 2017, weighted-average FICO scores within the residential real estate portfolio were 761 for HELOCs and 770 for consumer mortgages. Conservative debt-to-income ratios (average HELOC debt to income ratio of loans originated) were maintained in the second quarter of 2017 at 32.3% compared to 31.1% in the first quarter of 2017. HELOC utilization rates (total amount outstanding as a percentage of total available lines) of 56.7% and 58.3% at June 30, 2017 and December 31, 2016, respectively, and loan-to-value ratios based upon prudent guidelines were maintained to ensure consistency with Synovus' overall risk philosophy. At June 30, 2017, 36% of home equity line balances were secured by a first lien, and 64% were secured by a second lien. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.

Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of the origination date or, if the loan has been refinanced, as of the refinance date, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' consumer lending strategy, and Synovus does not currently offer specific higher-risk consumer loans, alt-A, no documentation or stated income residential real estate loan products. Synovus estimates that, as of June 30, 2017, it had $100.7 million of higher-risk consumer loans (1.9% of the consumer portfolio and 0.4% of the total loan portfolio) compared to $108.8 million as of June 30, 2016. Included in these amounts as of both June 30, 2017 and 2016 are approximately $12 million of accruing TDRs.
Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of average deposits for the time periods indicated.

Composition of Average Deposits

(dollars in thousands)	June 30, 2017	%(1)	March 31, 2017	%(1)	December 31, 2016	%(1)	June 30, 2016	%(1)
Non-interest bearing demand deposits	$7,298,845	29.2%	7,174,146	28.8	7,280,033	29.5	6,930,336	29.4
Interest bearing demand deposits	4,837,053	19.4	4,784,329	19.2	4,488,135	18.2	4,233,310	17.9
Money market accounts, excluding brokered deposits	7,427,562	29.7	7,424,627	29.8	7,359,067	29.8	7,082,759	30.0
Savings deposits	805,019	3.2	909,660	3.7	908,725	3.7	746,225	3.2
Time deposits, excluding brokered deposits	3,243,670	13.0	3,245,306	13.0	3,244,373	13.2	3,278,396	13.9
Brokered deposits	1,379,559	5.5	1,380,787	5.5	1,380,932	5.6	1,337,001	5.6
Total average deposits	24,991,708	100.0%	24,918,855	100.0	24,661,265	100.0	23,608,027	100.0
Average core deposits(2)	23,612,149	94.5	23,538,068	94.5	23,280,334	94.4	22,271,027	94.3
Average core transaction deposits (2)	$18,409,170	73.7%	18,147,856	72.8	17,776,147	72.1	16,849,367	71.4

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
During the second quarter of 2017, total average deposits increased $72.9 million, or 1.2% annualized, compared to the first quarter of 2017, and increased $1.38 billion, or 5.9%, compared to the second quarter of 2016. Average core transaction deposits increased $261.3 million, or 5.8% annualized, compared to the prior quarter, and were up $1.56 billion, or 9.3%, compared to the second quarter of 2016. The increase in average deposits for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was due to growth in average core transaction deposits, which represented 73.7% of average deposits for the second quarter of 2017 compared to 71.4% a year ago. See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
Average non-interest bearing demand deposits as a percentage of total average deposits were 29.2% for the three months ended June 30, 2017, compared to 28.8% for the three months ended March 31, 2017, and 29.4% for the three months ended June 30, 2016.
Average time deposits of $100,000 and greater for the three months ended June 30, 2017, March 31, 2017, and June 30, 2016 were $2.86 billion, $2.79 billion, and $2.90 billion, respectively, and included average brokered time deposits of $815.5 million, $761.2 million, and $885.6 million, respectively. These larger deposits represented 11.4%, 11.2%, and 12.3% of total average deposits for the three months ended June 30, 2017, March 31, 2017, and June 30, 2016, respectively, and included brokered time deposits which represented 3.3%, 3.1%, and 3.8% of total average deposits for the three months ended June 30, 2017, March 31, 2017, and June 30, 2016, respectively. Given the growth in core transaction deposits, Synovus continues to decrease its reliance on higher cost time deposits.
During May 2016, Synovus launched a bank deposit sweep product, which resulted in the addition of approximately $293 million in deposits from existing customers of Synovus Securities.   These customers previously had their cash balances invested in mutual funds with an unaffiliated institution. The total aggregate balance of these accounts was approximately $338.5 million as of June 30, 2017.

During the second quarter of 2017, total average brokered deposits represented 5.5% of Synovus' total average deposits compared to 5.5% and 5.6% of total average deposits the previous quarter and the second quarter a year ago, respectively.
Non-interest Income
Non-interest income for the six and three months ended June 30, 2017 was $140.5 million and $68.7 million, respectively, up $9.5 million, or 7.3%, and up $815 thousand, or 1.2%, compared to the six and three months ended June 30, 2016, respectively. Adjusted non-interest income, which excludes net investment securities gains and decrease in fair value of private equity investments, net was up $4.8 million, or 3.7%, and up $2.3 million, or 3.4%, for the six and three months ended June 30, 2017, compared to the same periods a year ago. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.
The following table shows the principal components of non-interest income.

Non-interest Income	Six Months Ended June 30,			Three Months Ended June 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Service charges on deposit accounts	$39,593	39,950	(0.9)%	$19,820	20,240	(2.1)%
Fiduciary and asset management fees	24,676	22,854	8.0	12,524	11,580	8.2
Brokerage revenue	14,436	13,821	4.4	7,210	7,338	(1.7)
Mortgage banking income	11,548	11,425	1.1	5,784	5,941	(2.6)
Bankcard fees	16,438	16,718	(1.7)	8,253	8,346	(1.1)
Investment securities gains (losses), net	7,667	67	nm	(1)	—	nm
Decrease in fair value of private equity investments, net	(3,166)	(278)	nm	(1,352)	113	nm
Other fee income	11,033	10,084	9.4	6,164	5,280	16.7
Other non-interest income	18,314	16,392	11.7	10,299	9,048	13.8
Total non-interest income	$140,539	131,033	7.3%	$68,701	67,886	1.2%

Principal Components of Non-interest Income
Service charges on deposit accounts for the six and three months ended June 30, 2017 were down $357 thousand, or 0.9%, and down $420 thousand, or 2.1%, respectively, compared to the six and three months ended June 30, 2016. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were $17.9 million and $8.9 million for the six and three months ended June 30, 2017, respectively, down $411 thousand, or 2.2%, and $249 thousand, or 2.7%, compared to the six and three months ended June 30, 2016, respectively. The decline in NSF fees from prior year is primarily due to lower Regulation E opt-in rates on new accounts as well as lower incident levels given higher average deposit balances. Account analysis fees were $12.3 million and $6.2 million for the six and three months ended June 30, 2017, respectively, up $260 thousand, or 2.2%, and down $35 thousand, or 0.6%, compared to the six and three months ended June 30, 2016, respectively. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, for the six and three months ended June 30, 2017 were $9.4 million and $4.7 million, down $207 thousand, or 2.2%, and $136 thousand, or 2.8%, compared to the same periods in 2016.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management, and financial planning services. Fiduciary and asset management fees increased $1.8 million, or 8.0%, and $944 thousand, or 8.2%, for the six and three months ended June 30, 2017, respectively, compared to the six and three months ended June 30, 2016. The year-over-year increase is driven by growth in total assets under management, which ended the quarter at $12.43 billion, an increase of 10.3% from June 30, 2016, from higher equity markets as well as increased banker productivity, as Synovus continues to benefit from new talent additions.
Brokerage revenue, which consists primarily of brokerage commissions, was $14.4 million and $7.2 million for the six and three months ended June 30, 2017, respectively, up $615 thousand, or 4.4%, and down $128 thousand, or 1.7%, compared to the six and three months ended June 30, 2016, respectively. The increase for the first half of 2017 compared to the first half of 2016 is largely driven by growth in brokerage assets under management, which ended the quarter at $2.12 billion, an increase of 19.4% from June 30, 2016, as well as increased banker productivity, as Synovus continues to benefit from new talent additions.
Mortgage banking income was $11.5 million and $5.8 million for the six and three months ended June 30, 2017, respectively, compared to $11.4 million and $5.9 million for the same periods in 2016. During the second quarter of 2017, mortgage production excluding portfolio loan production increased 7.2% sequentially and declined 7.2% from the same time period in 2016, reflecting a decline in refinancing volume. Total mortgage production for the first half of 2017 was $635.9 million (which includes $310.0 million of portfolio loans), down 0.8% from the first half of 2016.
Bankcard fees totaled $16.4 million and $8.3 million for the six and three months ended June 30, 2017, respectively, compared to $16.7 million and $8.3 million for the same periods in 2016. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $8.6 million, up $105 thousand, or 1.2%, and $4.4 million, up $70 thousand, or 1.6%, for the six and three months ended June 30, 2017, respectively, compared to the same periods in 2016. Credit card interchange fees were $11.1 million, down $108 thousand, or 1.0%, and $5.6 million, down $100 thousand, or 1.7%, for the six and three months ended June 30, 2017, respectively, compared to the same periods in 2016.
Investment securities gains, net of $7.7 million for the six months ended June 30, 2017 included a $3.4 million gain on the sale of an equity position and a $4.3 million gain from the repositioning of the investment securities portfolio during the first quarter of 2017.
Other fee income includes fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for automated teller machine use, customer swap dealer fees, and other service charges. Other fee income was higher by $949 thousand, or 9.4%, and $884 thousand, or 16.7%, for the six and three months ended June 30, 2017, respectively, compared to the same periods in 2016 driven by higher customer swap dealer fees and syndication arranger fees.
The main components of other non-interest income are income from BOLI policies, insurance commissions, gains from sales of GGL/SBA loans, card sponsorship fees, and other miscellaneous items. The increase of $1.9 million, or 11.7%, and $1.3 million, or 13.8%, during the six and three months ended June 30, 2017, respectively, compared to the same periods in 2016, was due primarily to growth in BOLI revenues, gains on sales of GGL/SBA loans, and insurance revenues. BOLI revenues grew $1.5 million and $863 thousand during the six and three months ended June 30, 2017, respectively, driven by additional investments in BOLI policies. Gains from the sale of GGL/SBA loans were up $1.2 million compared to 2016 on a year-to-date basis and for the second quarter compared to the second quarter of 2016. Insurance revenues grew $480 thousand, or 25.5%, and $168 thousand, or 18.8%, during the six and three months ended June 30, 2017, compared to the same periods in 2016.
Non-interest Expense
Non-interest expense for the six and three months ended June 30, 2017 was $389.1 million and $191.7 million, respectively, compared to $376.8 million and $188.6 million for the six and three months ended June 30, 2016, respectively. Adjusted non-interest expense for the six and three months ended June 30, 2017, which excludes restructuring charges, net, loss on early extinguishment of debt, net, litigation settlement expense, merger-related expense, fair value adjustment to Visa derivative, and amortization of intangibles, increased $20.5 million, or 5.7%, and $9.0 million, or 5.0%, compared to the same periods in 2016, respectively. Synovus has generated positive operating leverage through the first half of 2017, with the year-over-year expense growth primarily driven by strategic investments in talent and technology, higher third-party processing expense relating to third-party lending partnerships servicing fees, the addition of Global One, and expenses associated with Synovus Bank's transition to a single bank operating environment and single brand. Strategic investments in talent and technology accounted for approximately $10 million and $5 million of the increase for the six and three months ended June 30, 2017, respectively, compared to the same periods in 2016, as Synovus continues to add key talent and invest in technology to enhance the customer experience. Third-party processing expense relating to the servicing fees of third-party lending partnerships increased by $2.2 million and $1.2 million for the six and three months ended June 30, 2017, respectively, compared to the same periods in 2016, and Global One operating expenses accounted for $1.8 million and $568 thousand of the increase compared to the six and three months ended June 30, 2016, respectively. Expenses associated with Synovus Bank's transition to a single bank operating environment and single brand resulted in higher expenses of $2.9 million and $1.9 million compared to the six and three months ended June 30, 2016, respectively. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.

The following table summarizes the components of non-interest expense for the six and three months ended June 30, 2017 and 2016.

Non-interest Expense
	Six Months Ended June 30,			Three Months Ended June 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Salaries and other personnel expense	$212,404	198,419	7.0%	$105,213	97,061	8.4%
Net occupancy and equipment expense	59,264	53,360	11.1	29,933	26,783	11.8
Third-party processing expense	26,223	22,814	14.9	13,620	11,698	16.4
FDIC insurance and other regulatory fees	13,645	13,344	2.3	6,875	6,625	3.8
Professional fees	12,907	13,307	(3.0)	7,551	6,938	8.8
Advertising expense	11,258	9,761	15.3	5,346	7,351	(27.3)
Foreclosed real estate expense, net	3,582	7,272	(50.7)	1,448	4,588	(68.4)
Earnout liability adjustment	1,707	—	nm	1,707	—	nm
Merger-related expense	86	—	nm	—	—	—
Loss on early extinguishment of debt, net	—	4,735	nm	—	—	—
Fair value adjustment to Visa derivative	—	720	nm	—	360	nm
Restructuring charges, net	6,524	6,981	(6.5)	13	5,841	nm
Other operating expenses	41,533	46,131	(10.0)	20,041	21,366	(6.2)
Total non-interest expense	$389,133	376,844	3.3%	$191,747	188,611	1.7%

Salaries and other personnel expenses increased $14.0 million, or 7.0%, and $8.2 million, or 8.4%, for the six and three months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to annual merit increases, talent additions, higher self-insurance expense, and Global One.
Net occupancy and equipment expense was up $5.9 million, or 11.1%, and $3.2 million, or 11.8%, for the six and three months ended June 30, 2017, respectively, compared to the same periods in 2016 as costs associated with growth in technology investments offset efficiencies gained in occupancy and related expenses. Synovus' branch network consists of 248 locations at June 30, 2017 compared to 253 branches a year ago.
Third-party processing expense includes all third-party core operating system and processing charges as well as third-party servicing charges. Third-party processing expense increased $3.4 million, or 14.9%, and $1.9 million, or 16.4%, for the six and three months ended June 30, 2017, respectively, compared to the same periods in 2016, driven by an increase of $2.2 million and $1.2 million for the six and three months ended June 30, 2017, respectively, compared to the same periods in 2016, from servicing charges associated with loan growth from Synovus' two consumer-based lending partnerships.
FDIC insurance and other regulatory fees increased by $301 thousand, or 2.3%, and $250 thousand, or 3.8%, for the six and three months ended June 30, 2017, compared to the same periods in 2016. On March 15, 2016, the FDIC approved a final rule to increase the DIF to the statutorily required minimum level of 1.35%. Congress, in the Dodd-Frank Act, increased the minimum for the DIF reserve ratio, the ratio of the amount in the fund to insured deposits, from 1.15% percent to 1.35% and required that the ratio reach that level by September 30, 2020. Further, the Dodd-Frank Act also made banks with $10 billion or more in total assets responsible for the increase from 1.15% to 1.35%. Under a rule adopted by the FDIC in 2011, regular assessment rates for all banks would decline when the reserve ratio reached 1.15%, which occurred during the second quarter of 2016. Banks with total assets of less than $10 billion have substantially lower assessment rates under the 2011 rule. The final rule imposed on banks with at least $10 billion in assets a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The FDIC expects the reserve ratio will likely reach 1.35% after approximately two years of payments of the surcharges. The final rule became effective on July 1, 2016 with surcharge assessments beginning July 1, 2016. Synovus' FDIC insurance cost remained relatively flat to prior levels following the surcharge assessment since regular assessment rates declined at the same time the surcharge assessment became effective.
Professional fees for the six months ended June 30, 2017 were down $400 thousand, or 3.0%, compared to the same period in 2016, from declines in legal expenses. For the three months ended June 30, 2017, professional fees were higher by $613 thousand, or 8.8%, compared to the same period in 2016, driven by increases in consulting expense related to Synovus Bank's transition to a single bank operating environment.

Advertising expense for the six months ended June 30, 2017 was up $1.5 million, compared to the same period in 2016 due primarily to a timing related increase as Synovus incurred expenses during the first quarter of 2017 associated with brand and targeted advertising efforts, including an ad that ran across Synovus' footprint during the Superbowl.
Foreclosed real estate expense declined $3.7 million, or 50.7%, and $3.1 million or, 68.4%, for the six and three months ended June 30, 2017, respectively, compared to the same periods in 2016 due to lower disposition-related costs. ORE balances declined $13.8 million to $19.5 million at June 30, 2017 compared to prior year.
During the second quarter of 2017, Synovus recorded contingent consideration expense of $1.7 million resulting from an update to the estimated fair value of the Global One earnout liability.
Merger-related expense consists of professional fees relating to the October 1, 2016 acquisition of Global One. See "Note 2- Acquisition" in this Report for more information on the October 1, 2016 acquisition of Global One.
During January 2016, Synovus repurchased $124.7 million of its subordinated notes that matured on June 15, 2017 in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. Results for the six months ended June 30, 2016 included a $4.7 million pre-tax loss relating to this tender offer.
    For the six months ended June 30, 2017, Synovus recorded severance charges of $6.5 million including $6.2 million for termination benefits incurred in conjunction with a voluntary early retirement program offered during the first quarter. This program was part of Synovus' ongoing efficiency initiatives. For the three months ended June 30, 2016, Synovus recorded restructuring charges of $5.8 million with $4.8 million of those charges related to Synovus' corporate real estate optimization activities and $1.0 million associated with branch closures. Restructuring charges associated with branch closures during the first quarter of 2016 totaled $1.1 million.
Other operating expenses for the six and three months ended June 30, 2017 included a $2.4 million gain from the settlement of a contingent receivable while the six months ended June 30, 2016 included litigation settlement expense of $2.7 million recognized during the first quarter of 2016.
The efficiency ratio improved to below 60% at 59.90% in the second quarter of 2017, down from 65.11% a year ago. The adjusted efficiency ratio was 59.56% in the second quarter of 2107, compared to 63.00% in the second quarter of 2016. The calculation of the adjusted efficiency ratio was revised during the first quarter of this year.  ORE expense and other credit costs had been excluded since the financial crisis due to the abnormal level of expenditure.  Given the more normalized level of expense that Synovus is now experiencing, these costs will be included in the calculation hereafter and previous quarters have been restated as well. The change in the calculation resulted in a higher adjusted efficiency ratio. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.
Income Tax Expense
Income tax expense was $75.6 million and $41.8 million for the six and three months ended June 30, 2017, respectively, representing effective tax rates of 33.8% and 35.5% during the respective periods compared to income tax expense of $64.8 million and $33.6 million for the six and three months ended June 30, 2016, respectively, representing effective tax rates of 36.4% and 35.7% during the respective periods. The rate decrease for the first half of 2017 compared to the same period in 2016 was primarily due to adoption of the new accounting standard update for share-based compensation effective January 1, 2017 which includes a requirement to record all tax effects associated with share-based compensation through the income statement. These tax effects, which are determined upon the vesting of restricted share units and the exercise of stock options, are treated as discrete items in the period in which they occur. For the six and three months ended June 30, 2017, the impact from the adoption of the new accounting standard update was an income tax benefit of $4.5 million and $378 thousand, respectively. Synovus currently estimates that the benefit from this accounting standard update for the remainder of 2017 will be less than $1.0 million per quarter.

CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the quality of its loan portfolio by industry, property type, geography, as well as credit quality metrics and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. Credit quality metrics have remained favorable during the first six months of 2017.
The table below includes selected credit quality metrics.

Credit Quality Metrics
(dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Non-performing loans	$159,317	153,378	154,072
Impaired loans held for sale(1)	127	—	—
Other real estate	19,476	22,308	33,289
Non-performing assets	$178,920	175,686	187,361
Non-performing loans as a % of total loans	0.65%	0.64	0.67
Non-performing assets as a % of total loans, other loans held for sale, and ORE	0.73	0.74	0.81
Loans 90 days past due and still accruing	$4,550	3,135	5,964
As a % of total loans	0.02%	0.01	0.03
Total past due loans and still accruing	$66,788	65,106	55,716
As a % of total loans	0.27%	0.27	0.24
Net charge-offs, quarter	$15,679	8,319	6,133
Net charge-offs/average loans, quarter	0.26%	0.14	0.11
Net charge-offs, year-to-date	$22,597	28,738	13,490
Net charge-offs/average loans, year-to-date	0.19%	0.12	0.12
Provision for loan losses, quarter	$10,260	6,259	6,693
Provision for loan losses, year-to-date	18,934	28,000	16,070
Allowance for loan losses	248,095	251,758	255,076
Allowance for loan losses as a % of total loans	1.02%	1.06	1.11

(1) Represent only impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value, less costs to sell, based primarily on estimated sales proceeds net of selling costs.
Non-performing Assets
Total NPAs were $178.9 million at June 30, 2017, a $3.2 million, or 1.8%, increase from $175.7 million at December 31, 2016 and a $8.4 million, or 4.5%, decrease from $187.4 million at June 30, 2016. The year-over-year decline in non-performing assets was driven by the continued resolution of problem assets including workouts and dispositions. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate were 0.73% at June 30, 2017 compared to 0.74% at December 31, 2016 and 0.81% at June 30, 2016.
Retail Trade Loan Portfolio
As of June 30, 2017, loans in the retail trade industry consisted of $870.8 million of C&I loans and $864.9 million of CRE (investment properties) loans. These portfolios are well-diversified geographically. Based on an analysis of these portfolios as of June 30, 2017, we believe that the majority of these loans do not have exposure to the retail sectors which are most adversely impacted by competition from online retail and big-box retail store closures. As of June 30, 2017, these portfolios had non-performing loans of $6.0 million, 0.03% of loans past due 90 days or more, and 0.16% of loans past due 30 days or more as a percentage of total retail trade loans outstanding.
Troubled Debt Restructurings
Accruing TDRs were $167.4 million at June 30, 2017, compared to $195.8 million at December 31, 2016 and $205.2 million at June 30, 2016. Accruing TDRs declined $28.4 million, or 14.5%, from December 31, 2016 and $37.8 million, or 18.4%, from a year ago primarily due to lower TDR inflows, fewer TDRs having to retain the TDR designation upon subsequent renewal, refinance, or modification, and pay-offs.

At June 30, 2017, the allowance for loan losses allocated to these accruing TDRs was $8.5 million compared to $9.8 million at December 31, 2016 and $12.7 million at June 30, 2016. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At June 30, 2017 and December 31, 2016, 98% and 99%, respectively, of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have remained low, and consisted of three defaults with a recorded investment of $292 thousand for the six months ended June 30, 2017 compared to one default with a recorded investment of $92 thousand for the six months ended June 30, 2016.

Accruing TDRs by Risk Grade	June 30, 2017		December 31, 2016		June 30, 2016
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Pass	$69,943	41.8%	81,615	41.7	64,314	31.3
Special Mention	20,550	12.3	29,250	14.9	33,744	16.5
Substandard accruing	76,902	45.9	84,911	43.4	107,107	52.2
Total accruing TDRs	$167,395	100.0%	195,776	100.0	205,165	100.0

Accruing TDRs Aging by Portfolio Class
	June 30, 2017
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Investment properties	$27,991	—	—	27,991
1-4 family properties	15,483	397	—	15,880
Land and development	22,908	—	—	22,908
Total commercial real estate	66,382	397	—	66,779
Commercial, financial and agricultural	36,248	1,517	—	37,765
Owner-occupied	34,480	—	—	34,480
Total commercial and industrial	70,728	1,517	—	72,245
Home equity lines	6,571	344	—	6,915
Consumer mortgages	17,193	538	—	17,731
Credit cards	—	—	—	—
Other consumer loans	3,669	56	—	3,725
Total consumer	27,433	938	—	28,371
Total accruing TDRs	$164,543	2,852	—	167,395

	December 31, 2016
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Investment properties	$30,182	133	—	30,315
1-4 family properties	22,694	—	—	22,694
Land and development	26,015	10	—	26,025
Total commercial real estate	78,891	143	—	79,034
Commercial, financial and agricultural	31,443	798	—	32,241
Owner-occupied	52,333	—	—	52,333
Total commercial and industrial	83,776	798	—	84,574
Home equity lines	7,526	412	—	7,938
Consumer mortgages	18,518	572	—	19,090
Credit cards	—	—	—	—
Other consumer loans	5,013	127	—	5,140
Total consumer	31,057	1,111	—	32,168
Total accruing TDRs	$193,724	2,052	—	195,776

Non-accruing TDRs were $10.1 million at June 30, 2017 compared to $11.4 million at December 31, 2016. Non-accruing TDRs generally may be returned to accrual status if there has been a period of performance, consisting usually of at least a six month sustained period of repayment performance in accordance with the terms of the agreement.
Potential Problem Loans
Potential problem loans are defined by management as being certain performing loans with a well-defined weakness where there is known information about possible credit problems of borrowers which causes management to have concerns about the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of commercial Substandard accruing loans but exclude loans 90 days past due and still accruing interest and accruing TDRs classified as Substandard since these loans are disclosed separately. Potential problem commercial loans were $149.2 million at June 30, 2017 compared to $162.0 million and $144.1 million at December 31, 2016 and June 30, 2016, respectively. Synovus cannot predict whether these potential problem loans ultimately will become non-performing loans or result in losses.
Net Charge-offs
Net charge-offs for the six months ended June 30, 2017 were $22.6 million, or 0.19% as a percentage of average loans annualized, compared to $13.5 million, or 0.12%, as a percentage of average loans annualized for the six months ended June 30, 2016. The $9.1 million or 67.5% increase from 2016 is primarily the result of charge-offs on a legacy credit that was fully reserved as well as a reduction in recoveries.
Provision for Loan Losses and Allowance for Loan Losses
For the six months ended June 30, 2017, the provision for loan losses was $18.9 million, an increase of $2.9 million, or 17.8%, compared to the six months ended June 30, 2016 primarily due to a decline in recoveries.
The allowance for loan losses at June 30, 2017 was $248.1 million, or 1.02% of total loans, compared to $251.8 million, or 1.06% of total loans, at December 31, 2016 and $255.1 million, or 1.11% of total loans, at June 30, 2016.
Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by their primary federal regulator, the Federal Reserve. Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements.
At June 30, 2017, Synovus and Synovus Bank's capital levels each exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Capital Ratios
(dollars in thousands)	June 30, 2017	December 31, 2016
Tier 1 capital
Synovus Financial Corp.	$2,734,983	2,685,880
Synovus Bank	3,098,126	3,187,583
Common equity Tier 1 capital (transitional)
Synovus Financial Corp.	2,829,340	2,654,287
Synovus Bank	3,098,126	3,187,583
Total risk-based capital
Synovus Financial Corp.	3,340,155	3,201,268
Synovus Bank	3,348,941	3,441,563
Tier 1 capital ratio
Synovus Financial Corp.	10.02%	10.07
Synovus Bank	11.37	11.97
Common equity Tier 1 ratio (transitional)
Synovus Financial Corp.	10.37	9.96
Synovus Bank	11.37	11.97
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.24	12.01
Synovus Bank	12.29	12.93
Leverage ratio
Synovus Financial Corp.	9.30	8.99
Synovus Bank	10.20	10.68
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	9.15	9.09

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
During the six months ended June 30, 2017, Synovus repurchased $45.3 million in common stock under the current share repurchase program which was authorized during the fourth quarter of 2016 by Synovus' Board of Directors. The current share repurchase program authorized share repurchases of up to $200 million of the Company's common stock to be executed during 2017. As of June 30, 2017 and August 4, 2017, the remaining authorization under this program was $154.7 million and $141.3 million, respectively.
As of June 30, 2017, total disallowed deferred tax assets were $142.0 million or 0.52% of risk-weighted assets compared to $218.3 million or 0.82% of risk-weighted assets at December 31, 2016. Disallowed deferred tax assets for CET1 were $113.6 million at June 30, 2017 compared to $131.0 million at December 31, 2016, due to a three-year phase-in of the total disallowed deferred tax asset for the CET1 capital measure. Basel III revised the deferred tax asset limitation criteria effective January 1, 2015 and now includes the component of deferred tax assets arising from temporary timing differences in regulatory capital up to certain levels of CET1. Thus, the disallowed portion of deferred tax assets is comprised of net operating loss carryforwards and tax credit carryforwards. Synovus' deferred tax asset is projected to continue to decline, thus creating additional regulatory capital in future periods. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes" in Synovus' 2016 Form 10-K for more information on Synovus' net deferred tax asset.

Synovus' CET1 ratio was 10.02% at June 30, 2017 under Basel III transitional provisions and the estimated fully phased-in CET1 ratio, as of June 30, 2017, was 9.82%, both of which are well in excess of regulatory requirements. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.
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
Synovus' ability to pay dividends on its capital stock, consisting of the common stock and the Series C Preferred Stock, is primarily dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities, as further discussed below in the section titled "Liquidity." During the first quarter of 2017, Synovus Bank paid upstream cash dividends of $100.0 million to Synovus and during the second quarter of 2017, Synovus Bank made upstream cash distributions to Synovus totaling $200.0 million including cash dividends of $65.2 million. Additionally, during the second quarter of 2017, Synovus Securities made upstream cash distributions to Synovus of $10.0 million. For the year ended December 31, 2016, Synovus Bank paid upstream cash dividends to Synovus totaling $325.0 million with $180.0 million paid during the first six months of 2016.
    Synovus declared dividends of $0.30 and $0.24 per common share for the six months ended June 30, 2017 and 2016, respectively, and paid dividends of $0.15 and $0.24 during the six months ended June 30, 2017 and 2016. In addition to dividends paid on its common stock, Synovus paid dividends of $5.1 million on its Series C Preferred Stock during both the six months ended June 30, 2017 and 2016.
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
Synovus Bank also generates liquidity through the national deposit markets through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank has the capacity to access funding through its membership in the FHLB System. At June 30, 2017, based on currently pledged collateral, Synovus Bank had access to incremental funding of $480 million, subject to FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the parent company level for various operating needs including the servicing of debt, the payment of dividends on our common stock and preferred stock, share repurchases, payment of general corporate expenses and potential capital infusions into subsidiaries. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and the Federal Reserve Bank. During the first quarter of 2017, Synovus Bank paid upstream cash dividends of $100.0 million to Synovus and during the second quarter of 2017, Synovus Bank made upstream cash distributions to Synovus totaling $200.0 million including cash dividends of $65.2 million. Additionally, during the second quarter of 2017, Synovus Securities made upstream cash distributions to Synovus of $10.0 million. For the year ended December 31, 2016, Synovus Bank paid upstream cash dividends to Synovus totaling $325.0 million with $180.0 million paid during the first six months of 2016. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, GA DBF rules and related statutes contain limitations on payments of dividends by Synovus Bank without the approval of the GA DBF. During the second quarter, Synovus' parent company paid off the remaining balance of $278.6 million of its subordinated notes at their maturity date of June 15, 2017.
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
Earning Assets and Sources of Funds
Average total assets for the six months ended June 30, 2017 increased $1.45 billion, or 5.0%, to $30.54 billion as compared to $29.09 billion for the first six months of 2016. Average earning assets increased $1.53 billion, or 5.7%, in the first six months of 2017 compared to the same period in 2016 and represented 93.7% of average total assets at June 30, 2017, as compared to 93.1% at June 30, 2016. The increase in average earning assets resulted from a $1.44 billion increase in average loans, net, and a $310.1 million increase in average taxable investment securities. These increases were partially offset by a $259.1 million decrease in interest bearing funds held at the Federal Reserve Bank. Average interest bearing liabilities increased $1.07 billion, or 5.6%, to $20.13 billion for the first six months of 2017 compared to the same period in 2016. The increase in interest bearing liabilities was driven by a $594.8 million increase in interest bearing demand deposits and a $545.3 million increase in money market deposit accounts. Average non-interest bearing demand deposits increased $365.6 million, or 5.3%, to $7.24 billion for the first six months of 2017 compared to the same period in 2016.
Net interest income for the six months ended June 30, 2017 was $491.0 million, an increase of $51.4 million, or 11.7%, compared to $439.6 million for the six months ended June 30, 2016.
The net interest margin was 3.46% for the six months ended June 30, 2017, an increase of 19 basis points from 3.27% for the six months ended June 30, 2016. The yield on earning assets was 3.93%, up 20 basis points compared to the first six months of 2016 and the effective cost of funds increased 1 basis point to 0.47%. The yield on loans was 4.31%, an increase of 16 basis points from the six months ended June 30, 2016 and the yield on investment securities was 2.09%, an increase of 18 basis points from the six months ended June 30, 2016. Earning asset yields also benefited from a reduction of the average balance of lower yielding funds held at the Federal Reserve.
On a sequential quarter basis, net interest income increased by $11.2 million and the net interest margin increased by 9 basis points. The increase in net interest income was driven by a $236.9 million increase in average earning assets with a $319.6 million increase in average loans, net. This increase in loans was partially offset by a $80.6 million decrease in lower yielding funds held at the Federal Reserve. The increase in net interest income for the quarter was also driven by margin expansion. Additionally, the rate increases in December, March, and June favorably impacted net interest income and the net interest margin for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 and the three months ended June 30, 2017 compared to the three months ended March 31, 2017 and the three months ended June 30, 2016. The yield on earning assets was 3.99%, up 26 basis points from the second quarter of 2016. The effective cost of funds was 0.48% for the second quarter 2017, up 2 basis points from the second quarter of 2016.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Average Balances, Interest, and Yields	2017		2016
(dollars in thousands) (yields and rates annualized)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Interest Earning Assets:
Taxable investment securities (1)	$3,844,688	3,841,556	3,643,510	3,544,933	3,529,030
Yield	2.11%	2.06%	1.92	1.83	1.89
Tax-exempt investment securities(1)(3)	$340	2,730	2,824	2,943	3,491
Yield (taxable equivalent) (3)	6.87%	5.81	5.82	5.96	6.08
Trading account assets	$3,667	6,443	6,799	5,493	3,803
Yield	2.28%	1.72	2.63	0.93	1.27
Commercial loans(2)(3)	$19,137,733	19,043,384	18,812,659	18,419,484	18,433,638
Yield	4.27%	4.16	4.05	4.03	4.04
Consumer loans(2)	$5,215,258	4,992,683	4,911,149	4,720,082	4,497,147
Yield	4.49%	4.40	4.27	4.30	4.32
Allowance for loan losses	$(251,219)	(253,927)	(253,713)	(255,675)	(251,101)
Loans, net (2)	$24,101,772	23,782,140	23,470,095	22,883,891	22,679,684
Yield	4.36%	4.25	4.14	4.14	4.15
Mortgage loans held for sale	$52,224	46,554	77,652	87,524	72,477
Yield	3.87%	4.01	3.51	3.32	3.59
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$561,503	654,322	982,355	998,565	907,614
Yield	1.00%	0.77	0.49	0.48	0.47
Federal Home Loan Bank and Federal Reserve Bank Stock(4)	$177,323	170,844	121,079	70,570	77,571
Yield	2.99%	3.42	3.75	4.99	5.15
Total interest earning assets	$28,741,517	28,504,589	28,304,314	27,593,919	27,273,670
Yield	3.99%	3.88	3.73	3.71	3.73
Interest Bearing Liabilities:
Interest bearing demand deposits	$4,837,053	4,784,329	4,488,135	4,274,117	4,233,310
Rate	0.23%	0.19	0.16	0.16	0.18
Money Market accounts, excluding brokered deposits	$7,427,562	$7,424,627	7,359,067	7,227,030	7,082,759
Rate	0.32%	0.31	0.29	0.29	0.31
Savings deposits	$805,019	909,660	908,725	797,961	746,225
Rate	0.04%	0.11	0.12	0.07	0.06
Time deposits under $100,000	$1,202,746	1,215,593	1,229,809	1,248,294	1,262,280
Rate	0.67%	0.64	0.64	0.64	0.64
Time deposits over $100,000	$2,040,924	2,029,713	2,014,564	2,030,242	2,016,116
Rate	0.94%	0.92	0.90	0.88	0.89
Non-maturing brokered deposits	$564,043	619,627	638,779	634,596	451,398
Rate	0.54%	0.41	0.31	0.29	0.39
Brokered time deposits	$815,515	761,159	742,153	775,143	885,603
Rate	0.94%	0.92	0.90	0.88	0.85
Total interest bearing deposits	$17,692,862	17,744,708	17,381,232	16,987,383	16,677,691
Rate	0.41%	0.39	0.37	0.37	0.39
Federal funds purchased and securities sold under repurchase agreements	$183,400	176,854	219,429	247,378	221,276
Rate	0.10%	0.09	0.08	0.09	0.09
Long-term debt	$2,270,452	2,184,072	2,190,716	2,114,193	2,279,043
Rate	2.83%	2.83	2.65	2.71	2.55
Total interest bearing liabilities	$20,146,714	20,105,634	19,791,377	19,348,954	19,178,010

Rate	0.68%	0.65	0.62	0.63	0.65%
Non-interest bearing demand deposits	$7,298,845	7,174,146	7,280,033	$7,042,908	6,930,336
Effective cost of funds	0.48%	0.46	0.44	0.44	0.46%
Net interest margin	3.51%	3.42	3.29	3.27	3.27%
Taxable equivalent adjustment (3)	$298	309	322	$330	329

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
Net Interest Income and Rate/Volume Analysis
The following tables set forth the major components of net interest income and the related annualized yields and rates for the six months ended June 30, 2017 and 2016, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Six Months Ended June 30,						2017 Compared to 2016
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2017	2016	2017	2016	2017	2016	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$3,843,131	3,533,080	$40,069	33,579	2.09%	1.90	$2,921	3,569	$6,490
Tax-exempt investment securities(2)	1,528	3,791	45	118	5.95	6.23	(70)	(3)	(73)
Total investment securities	3,844,659	3,536,871	40,114	33,697	2.09	1.91	2,851	3,566	6,417
Trading account assets	5,047	4,510	49	34	1.93	1.49	4	11	15
Taxable loans, net(1)	24,122,851	22,686,162	510,222	461,792	4.27	4.09	29,139	19,291	48,430
Tax-exempt loans, net(1)(2)	72,553	73,223	1,688	1,692	4.69	4.65	(15)	11	(4)
Allowance for loan losses	(252,565)	(254,599)
Loans, net	23,942,839	22,504,786	511,910	463,484	4.31	4.15	29,124	19,302	48,426
Mortgage loans held for sale	49,405	67,908	972	1,238	3.93	3.65	(335)	69	(266)
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	607,656	896,777	2,684	2,129	0.88	0.48	(688)	1,243	555
Federal Home Loan Bank and Federal Reserve Bank stock	174,101	79,125	2,788	1,768	3.20	4.47	2,105	(1,085)	1,020
Total interest earning assets	$28,623,707	27,089,977	$558,517	502,350	3.93%	3.73	$33,061	23,106	$56,167
Cash and due from banks	396,305	405,564
Premises and equipment, net	414,810	441,197
Other real estate	21,723	41,586
Other assets(3)	1,080,397	1,111,448
Total assets	$30,536,942	29,089,772

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$4,810,836	4,216,024	$5,001	3,673	0.21%	0.18%	$531	797	$1,328
Money market accounts	8,017,785	7,472,471	12,857	11,852	0.32	0.32	865	140	1,005
Savings deposits	857,050	734,199	329	232	0.08	0.06	37	60	97
Time deposits	4,032,971	4,115,172	16,887	16,457	0.84	0.80	(326)	756	430
Federal funds purchased and securities sold under repurchase agreements	180,145	199,599	84	96	0.09	0.09	(9)	(3)	(12)
Long-term debt	2,227,501	2,320,508	31,728	29,763	2.83	2.57	(1,185)	3,150	1,965
Total interest-bearing liabilities	$20,126,288	19,057,973	$66,886	62,073	0.67	0.65	$(87)	4,900	$4,813
Non-interest bearing deposits	7,236,840	6,871,279
Other liabilities	214,381	203,923
Shareholders' equity	2,959,433	2,956,597
Total liabilities and equity	$30,536,942	29,089,772
Interest rate spread:					3.26	3.08
Net interest income - FTE/margin(4)			491,631	440,277	3.46%	3.27	$33,148	18,206	$51,354
Taxable equivalent adjustment			607	634
Net interest income, actual			$491,024	439,643

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2017 - $15.7 million, 2016 - $15.6 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35%, in adjusting interest on tax-exempt loans and investment securities to a taxable-
equivalent basis.
(3) Includes average net unrealized gains (losses) on investment securities available for sale of $(41.2) million and $28.7 million for the six months ended June 30, 2017 and
2016, respectively.
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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 1.00% to 1.25% and the current prime rate of 4.25%. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a decline of 25 basis points to determine the sensitivity of net interest income for the next twelve months. Synovus continues to maintain a modestly asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment and reduce net interest income in a declining interest rate environment. The following table represents the estimated sensitivity of net interest income to these changes in short-term interest rates at June 30, 2017, with comparable information for December 31, 2016.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

Change in Short-term Interest Rates (in basis points)	June 30, 2017	December 31, 2016
+200	4.5%	4.6%
+100	2.8%	2.2%
Flat	—%	—%
-25	-1.3%	-2.3%

Several factors could serve to diminish or eliminate this asset sensitivity in a rising rate environment. These factors include a higher than projected level of deposit customer migration to higher cost deposits, such as certificates of deposit, which would increase total interest expense and serve to reduce the realized level of asset sensitivity. Another factor which could impact the realized interest rate sensitivity is the repricing behavior of interest bearing non-maturity deposits. Assumptions for repricing are expressed as a beta relative to the change in the prime rate. For instance, a 50% beta would correspond to a deposit rate that would increase 0.5% for every 1% increase in the prime rate. Projected betas for interest bearing non-maturity deposit repricing are a key component of determining the Company's interest rate risk positioning. Projected betas are based on historical analysis, current product features, and deposit mix. These projected betas reflect an assumption that realized betas will increase as short-term rates increase. Should realized betas be higher than projections, the expected benefit from higher interest rates would be diminished. The following table presents an example of the potential impact of an increase in repricing betas on Synovus' realized interest rate sensitivity position.

	As of June 30, 2017
Change in Short-term Interest Rates (in basis points)	Base Scenario	15% Increase in Average Repricing Beta
+200	4.5%	2.8%
+100	2.8%	1.9%

The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter term time horizon. Synovus also evaluates potential longer term interest rate risk through modeling and evaluation of EVE. Simulation modeling is utilized to measure the economic value of equity and its sensitivity to immediate changes in interest rates. These simulations value only the current balance sheet and do not incorporate growth assumptions used in the net interest income simulation. The economic value of equity is the net fair value of assets, liabilities, and off-balance sheet financial instruments derived from the present value of future cash flows discounted at current market interest rates. From this baseline valuation, Synovus evaluates changes in the value of each of these items in various interest rate scenarios to determine the net impact on the economic value of equity. Key assumptions utilized in the model, namely loan prepayments, investment security prepayments, deposit repricing betas, and non-maturity deposit duration have a significant impact on the results of the EVE simulations. As illustrated in the table below, the EVE model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 1.4% and decrease by 0.9%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. Assuming an immediate 25 basis point decline in rates, EVE is projected to decrease by 2.7%. These metrics reflect a moderation in long term asset sensitivity as compared to December 31, 2016. This moderation is primarily due to an increase in the duration of the investment portfolio, a slight increase in loan duration, and a decrease in wholesale funding duration.

	Estimated Change in EVE
Immediate Change in Interest Rates (in basis points)	June 30, 2017	December 31, 2016
+200	-0.9%	2.8%
+100	1.4%	3.2%
-25	-2.7%	-3.3%

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
Synovus has completed the initial scoping exercise and determined that approximately 80% of non-interest income revenue streams are within the scope of ASU 2014-09. Non-interest income streams that are out of scope of the new standard include mortgage income, securities gains (losses), BOLI, gains on sales of GGL/SBA loans, and certain other smaller components within non-interest income. Management has also substantially completed its evaluation of service charges on deposit accounts (which represent approximately 30% of non-interest income) and has determined that changes in revenue recognition for those contracts (considered day-to-day contracts) are not expected to result in a material impact to Synovus upon adoption. Synovus is currently reviewing contracts related to card fees, investment management and trust fees, and insurance commissions and fees. While Synovus has not yet identified any material changes in the timing of revenue recognition, the review is ongoing, and management continues to evaluate the presentation of certain contract costs (whether presented gross or offset against non-interest revenue) for certain arrangements such as card interchange fees.
Extensive new disclosures will be required, including disaggregation of total revenue, information about performance obligations, information about key judgments and estimates and policy decisions regarding revenue recognition. Synovus expects to use the modified retrospective method of adoption.

ASU 2016-02, Leases. In February 2016, the FASB issued its new standard on lease accounting. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. Under the new standard, all lessees will recognize a right-of-use asset and a lease liability for all leases, including operating leases, with a lease term greater than 12 months. From a lessor perspective, the accounting model is largely unchanged. For Synovus, the impact of this ASU will predominately relate to its accounting and reporting of leases as a lessee. The new ASU will be effective for Synovus beginning January 1, 2019. A modified retrospective approach is required at adoption which requires all prior periods presented in the financial statements to be restated with a cumulative effect adjustment to retained earnings as of the beginning of the earliest period presented. The standard also requires additional disclosures regarding leasing arrangements.
Synovus is currently evaluating the potential financial statement impact from the implementation of this standard by reviewing its existing lease contracts and other contracts that may include embedded leases. Synovus currently expects to recognize lease liabilities and corresponding right-of-use assets (at their present value) related to substantially all of the $282 million of future minimum lease commitments as disclosed in Note 8 of Synovus' 2016 Form 10-K. However, the population of contracts requiring balance sheet recognition and their initial measurement continues to be under evaluation.
See "Note 1 - Significant Accounting Policies" in this Report for a discussion of recently adopted accounting standards updates.
Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for loan losses and determination of the fair value of financial instruments. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in Synovus' 2016 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. During the six months ended June 30, 2017, there have been no significant changes to Synovus’ critical accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2016 Form 10-K.

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

Reconciliation of Non-GAAP Financial Measures	Six Months Ended		Three Months Ended		Year Ended
(in thousands, except per share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	December 31, 2016
Adjusted non-interest income
Total non-interest income	$140,539	131,033	68,701	67,886	273,194
Subtract/add: Investment securities gains (losses), net	(7,667)	(67)	1	—	(6,011)
Add/Subtract: Decrease (increase) in fair value of private equity investments, net	3,166	278	1,352	(113)	1,026
Adjusted non-interest income	$136,038	131,244	70,054	67,773	268,209

Adjusted non-interest expense
Total non-interest expense	$389,133	376,844	191,747	188,611
Subtract: Restructuring charges, net	(6,524)	(6,981)	(13)	(5,841)
Subtract: Fair value adjustment to Visa derivative	—	(720)	—	(360)
Subtract: Litigation settlement expenses	—	(2,700)	—	—
Subtract: Loss on early extinguishment of debt, net	—	(4,735)	—	—
Subtract: Amortization of intangibles	(475)	(121)	(292)	—
Subtract: Merger-related expense	(86)	—	—	—
Adjusted non-interest expense	$382,048	361,587	191,442	182,410

Reconciliation of Non-GAAP Financial Measures, continued	Six Months Ended		Three Months Ended
(in thousands, except per share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Adjusted efficiency ratio
Adjusted non-interest expense	$382,048	361,587	191,442	182,410
Net interest income	491,024	439,643	251,097	221,449
Add: Tax equivalent adjustment	607	634	298	329
Add: Total non-interest income	140,539	131,033	68,701	67,886
Subtract/add: Investment securities gains (losses), net	(7,667)	(67)	1	—
Total FTE revenues	624,503	571,243	320,097	289,664
Subtract/add: (Decrease) increase in fair value of private equity investments, net	3,166	278	1,352	(113)
Total adjusted revenues	$627,669	$571,521	321,449	289,551
Efficiency ratio	62.31%	65.97%	59.90	65.11
Adjusted efficiency ratio	60.87	63.27	59.56	63.00

Reconciliation of Non-GAAP Financial Measures, continued
(dollars in thousands)	June 30, 2017		March 31, 2017	December 31, 2016	June 30, 2016
Average core deposits and average core transaction deposits
Average total deposits	$24,991,708	24,918,855	24,918,855	24,661,265	23,608,027
Subtract: Average brokered deposits	(1,379,559)		(1,380,787)	(1,380,931)	(1,337,000)
Average core deposits	23,612,149		23,538,068	23,280,334	22,271,027
Subtract: Average total SCM deposits	(2,051,646)		(2,238,324)	(2,356,567)	(2,280,039)
Subtract: Average time deposits excluding SCM deposits	(3,151,333)		(3,151,888)	(3,147,620)	(3,141,621)
Average core transaction deposits	$18,409,170		18,147,856	17,776,147	16,849,367

Return on average tangible common equity
Total average shareholders' equity	$2,975,049		2,943,643	2,912,687	2,946,697
Subtract: Average Series C Preferred Stock	(125,980)		(125,980)	(125,980)	(125,980)
Average common equity	2,849,069		2,817,663	2,786,707	2,820,717
Subtract: Average goodwill	(57,017)		(59,649)	(55,144)	(24,431)
Subtract: Average other intangible assets, net	(11,966)		(13,177)	(233)	(250)
Average tangible common equity	2,780,086		2,744,837	2,731,330	2,796,036
Net income available to common shareholders annualized	294,583		281,043	262,526	232,866
Add: Amortization of intangibles, annualized and after-tax	737		469	1,003	1
Adjusted net income available to common shareholders annualized	$295,320		281,512	263,529	232,867
Return on average common equity	10.34%		9.97	9.42	8.26
Return on average tangible common equity	10.62%		10.26	9.65	8.33
Tangible common equity to tangible assets ratio
Total assets	$30,687,966		30,679,589	30,104,002	29,459,691
Subtract: Goodwill	(57,092)		(57,010)	(59,678)	(24,431)
Subtract: Other intangible assets, net	(11,843)		(12,137)	(13,223)	(228)
Tangible assets	$30,619,031		30,610,442	30,031,101	29,435,032
Total shareholders' equity	$2,997,947		2,962,127	2,927,924	2,951,659
Subtract: Goodwill	(57,092)		(57,010)	(59,678)	(24,431)
Subtract: Other intangible assets, net	(11,843)		(12,137)	(13,223)	(228)
Subtract: Series C Preferred Stock, no par value	(125,980)		(125,980)	(125,980)	(125,980)
Tangible common equity	$2,803,032		2,767,000	2,729,043	2,801,020
Total shareholders' equity to total assets ratio	9.77%		9.66	9.73	10.02
Tangible common equity to tangible assets ratio	9.15		9.04	9.09	9.52
Common equity Tier 1 (CET1) ratio (fully phased-in)
Common equity Tier 1 (CET1)	$2,734,983
Subtract: Adjustment related to capital components	(31,623)
CET1 (fully phased-in)	2,703,360
Total risk-weighted assets	27,282,003
Total risk-weighted assets (fully phased-in)	27,528,587
Common equity Tier 1 (CET1) ratio	10.02
Common equity Tier 1 (CET1) ratio (fully phased-in)	9.82

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

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
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:
Synovus' Board of Directors authorized a $200 million share repurchase program that will expire at the end of 2017. This program was announced on January 17, 2017. The table below sets forth information regarding repurchases of our common stock during the second quarter of 2017.

Share Repurchases	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 2017	—	$—	—	$184,856,772
May 2017	65,000	41.86	65,000	182,136,106
June 2017	653,200	42.04	653,200	154,673,133
Total	718,200	$42.03	718,200

(1) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

The foregoing repurchases during the second quarter of 2017 were purchased through a combination of open market transactions and privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

3.5	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus' Current Report on Form 8-K dated November 8, 2010, as filed with the SEC on November 9, 2010.

10.1	Amendment No. 1 to Third Amended and Restated Synovus Deferred Compensation Plan.

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

SYNOVUS FINANCIAL CORP.

August 4, 2017	By:	/s/ Kevin S. Blair
Date		Kevin S. Blair
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)