Form 10-Q
period 2017-09-30
SYNOVUS FINANCIAL CORP
filed 2017-11-07
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
Commission file number 1-10312

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	November 2, 2017
Common Stock, $1.00 Par Value	119,514,829

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
CMO – Collateralized Mortgage Obligation
Cabela’s Transaction – The transaction completed on September 25, 2017 whereby Synovus Bank acquired certain assets and assumed certain liabilities of WFB and then immediately thereafter sold WFB’s credit card assets and certain related liabilities to Capital One Bank (USA), National Association, a bank subsidiary of Capital One Financial Corporation.  As a part of this transaction, Synovus Bank retained WFB’s $1.10 billion brokered time deposit portfolio and received a $75.0 million fee from Cabela’s and Capital One.  Throughout this Report, we refer to this transaction as the “Cabela’s Transaction” and the associated $75.0 million fee received from Cabela’s and Capital One as the “Cabela’s Transaction Fee”
Code – Internal Revenue Code of 1986, as amended
Company – Synovus Financial Corp. and its wholly-owned subsidiaries, except where the context requires otherwise
Covered Litigation – Certain Visa litigation for which Visa is indemnified by Visa USA members
CRE – Commercial real estate
DIF – Deposit Insurance Fund
Dodd-Frank Act – The Dodd-Frank Wall Street Reform and Consumer Protection Act
EVE – economic value of equity
Exchange Act – Securities Exchange Act of 1934, as amended
FASB – Financial Accounting Standards Board
FDIC – Federal Deposit Insurance Corporation
Federal Reserve Bank – The 12 banks that are the operating arms of the U.S. central bank. They implement the policies of the Federal Reserve Board and also conduct economic research
Federal Reserve Board – The 7-member Board of Governors that oversees the Federal Reserve System, establishes monetary policy, and monitors the economic health of the country. Its members are appointed by the President, subject to Senate confirmation, and serve 14-year terms
Federal Reserve System – The 12 Federal Reserve Banks, with each one serving member banks in its own district. This system, supervised by the Federal Reserve Board, has broad regulatory powers over the money supply and the credit structure
FFIEC – Federal Financial Institutions Examination Council
FHLB – Federal Home Loan Bank
FICO – Fair Isaac Corporation
GA DBF – Georgia Department of Banking and Finance

i

GAAP – Generally Accepted Accounting Principles in the United States of America
GGL – government guaranteed loans
Global One – Entaire Global Companies, Inc., the parent company of Global One Financial, Inc., as acquired by Synovus on October 1, 2016. Throughout this Report, we refer to this acquisition as "Global One"
HELOC – Home equity line of credit
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
Synovus Bank – A Georgia state-chartered bank and wholly-owned subsidiary of Synovus through which Synovus conducts its banking operations
Synovus' 2016 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2016
Synovus Mortgage – Synovus Mortgage Corp., a wholly-owned subsidiary of Synovus Bank
Synovus Securities – Synovus Securities, Inc., a wholly-owned subsidiary of Synovus
Synovus Trust – Synovus Trust Company, N.A., a wholly-owned subsidiary of Synovus Bank
TDR – Troubled debt restructuring (as defined in ASC 310-40)
Treasury – United States Department of the Treasury
VIE – Variable interest entity, as defined in ASC 810-10
Visa – The Visa U.S.A., Inc. card association or its affiliates, collectively
Visa Class B shares – Class B shares of common stock issued by Visa which are subject to restrictions with respect to sale until all of the Covered Litigation has been settled
Visa Derivative – A derivative contract with the purchaser of Visa Class B shares which provides for settlements between the purchaser and Synovus based upon a change in the ratio for conversion of Visa Class B shares into Visa Class A shares
Warrant – A warrant issued to the Treasury by Synovus to purchase up to 2,215,820 shares of Synovus common stock at a per share exercise price of $65.52 expiring on December 19, 2018, as was issued by Synovus to Treasury in 2008 in connection with the Capital Purchase Program, promulgated under the Emergency Stabilization Act of 2008
WFB – World's Foremost Bank, a wholly-owned subsidiary of Cabela's Incorporated

ii

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$386,459	395,175
Interest bearing funds with Federal Reserve Bank	1,297,581	527,090
Interest earning deposits with banks	6,047	18,720
Federal funds sold and securities purchased under resale agreements	48,820	58,060
Trading account assets, at fair value	12,329	9,314
Mortgage loans held for sale, at fair value	54,072	51,545
Other loans held for sale	31,253	—
Investment securities available for sale, at fair value	3,825,443	3,718,195
Loans, net of deferred fees and costs	24,487,360	23,856,391
Allowance for loan losses	(249,683)	(251,758)
Loans, net	$24,237,677	23,604,633
Premises and equipment, net	423,245	417,485
Goodwill	57,315	59,678
Other intangible assets	11,548	13,223
Other real estate	10,551	22,308
Deferred tax asset, net	272,052	395,356
Other assets	967,731	813,220
Total assets	$31,642,123	30,104,002
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$7,302,682	7,085,804
Interest bearing deposits, excluding brokered deposits	16,420,319	16,183,273
Brokered deposits	2,463,227	1,378,983
Total deposits	26,186,228	24,648,060
Federal funds purchased and securities sold under repurchase agreements	141,539	159,699
Long-term debt	1,882,607	2,160,881
Other liabilities	434,671	207,438
Total liabilities	$28,645,045	27,176,078
Shareholders' Equity
Series C Preferred Stock – no par value. Authorized 100,000,000 shares; 5,200,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	$125,980	125,980
Common stock - $1.00 par value. Authorized 342,857,143 shares; 142,525,139 issued at September 30, 2017 and 142,025,720 issued at December 31, 2016; 119,566,625 outstanding at September 30, 2017 and 122,266,106 outstanding at December 31, 2016	142,525	142,026
Additional paid-in capital	3,033,682	3,028,405
Treasury stock, at cost – 22,958,514 shares at September 30, 2017 and 19,759,614 shares at December 31, 2016	(800,509)	(664,595)
Accumulated other comprehensive loss	(39,596)	(55,659)
Retained earnings	534,996	351,767
Total shareholders’ equity	2,997,078	2,927,924
Total liabilities and shareholders' equity	$31,642,123	30,104,002

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Interest income:
Loans, including fees	$785,166	700,340	$273,847	237,448
Investment securities available for sale	60,112	49,926	20,014	16,269
Trading account assets	90	46	41	13
Mortgage loans held for sale	1,478	1,966	506	727
Federal Reserve Bank balances	4,084	3,170	1,569	1,151
Other earning assets	4,633	2,822	1,675	946
Total interest income	855,563	758,270	297,652	256,554
Interest expense:
Deposits	55,874	48,072	20,798	15,858
Federal funds purchased and securities sold under repurchase agreements	125	154	42	58
Long-term debt	45,967	44,394	14,240	14,631
Total interest expense	101,966	92,620	35,080	30,547
Net interest income	753,597	665,650	262,572	226,007
Provision for loan losses	58,620	21,741	39,686	5,671
Net interest income after provision for loan losses	694,977	643,909	222,886	220,336
Non-interest income:
Service charges on deposit accounts	59,848	60,772	20,255	20,822
Fiduciary and asset management fees	37,290	34,691	12,615	11,837
Brokerage revenue	21,947	20,019	7,511	6,199
Mortgage banking income	17,151	18,755	5,603	7,329
Bankcard fees	24,339	24,988	7,901	8,269
Cabela's Transaction Fee	75,000	—	75,000	—
Investment securities (losses) gains, net	(289)	126	(7,956)	59
Decrease in fair value of private equity investments, net	(3,193)	(527)	(27)	(249)
Other fee income	16,127	15,255	5,094	5,171
Other non-interest income	27,754	25,109	9,439	8,718
Total non-interest income	275,974	199,188	135,435	68,155
Non-interest expense:
Salaries and other personnel expense	322,079	300,364	109,675	101,945
Net occupancy and equipment expense	89,837	81,480	30,573	28,120
Third-party processing expense	39,882	34,033	13,659	11,219
FDIC insurance and other regulatory fees	20,723	20,100	7,078	6,756
Professional fees	20,048	19,794	7,141	6,486
Advertising expense	14,868	15,358	3,610	5,597
Foreclosed real estate expense, net	10,847	9,998	7,265	2,725
Earnout liability adjustments	3,766	—	2,059	—
Merger-related expense	110	550	23	550
Loss on early extinguishment of debt, net	—	4,735	—	—
Fair value adjustment to Visa derivative	—	1,079	—	360
Restructuring charges, net	7,043	8,225	519	1,243
Other operating expenses	65,577	67,000	24,044	20,870
Total non-interest expense	594,780	562,716	205,646	185,871
Income before income taxes	376,171	280,381	152,675	102,620
Income tax expense	130,303	102,148	54,668	37,375
Net income	245,868	178,233	98,007	65,245
Dividends on preferred stock	7,678	7,678	2,559	2,559
Net income available to common shareholders	$238,190	170,555	$95,448	62,686
Net income per common share, basic	$1.96	1.36	$0.79	0.51
Net income per common share, diluted	1.94	1.36	0.78	0.51
Weighted average common shares outstanding, basic	121,796	125,076	120,900	122,924
Weighted average common shares outstanding, diluted	122,628	125,712	121,814	123,604

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Nine Months Ended September 30,
	2017				2016
(in thousands)	Before-tax Amount	Tax (Expense) Benefit		Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$376,171	(130,303)		245,868	280,381	(102,148)	178,233
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	130	(50)		80	402	(155)	247
Net unrealized gains on investment securities available for sale:
Reclassification adjustment for net losses (gains) realized in net income	289	(111)		178	(126)	49	(77)
Net unrealized gains arising during the period	25,715	(9,903)		15,812	56,648	(21,821)	34,827
Net unrealized gains	26,004	(10,014)		15,990	56,522	(21,772)	34,750
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(74)	29		(45)	(124)	48	(76)
Actuarial gains arising during the period	61	(23)	—	38	102	(39)	63
Net unrealized (realized) gains	$(13)	6		(7)	(22)	9	(13)
Other comprehensive income	$26,121	(10,058)		16,063	56,902	(21,918)	34,984
Comprehensive income				$261,931			213,217

	Three Months Ended September 30,
	2017				2016
(in thousands)	Before-tax Amount	Tax (Expense) Benefit		Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$152,675	(54,668)		98,007	102,620	(37,375)	65,245
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	—	—		—	65	(25)	40
Net unrealized gains (losses) on investment securities available for sale:
Reclassification adjustment for net losses (gains) realized in net income	7,956	(3,063)		4,893	(59)	23	(36)
Net unrealized gains (losses) arising during the period	5,465	(2,106)		3,359	(9,567)	3,672	(5,895)
Net unrealized gains (losses)	13,421	(5,169)		8,252	(9,626)	3,695	(5,931)
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(34)	13		(21)	(20)	8	(12)
Actuarial gains arising during the period	61	(23)	—	38	102	(39)	63
Net unrealized (realized) gains	$27	(10)		17	82	(31)	51
Other comprehensive income (loss)	$13,448	(5,179)		8,269	(9,479)	3,639	(5,840)
Comprehensive income				$106,276			59,405

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Series C Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2015	$125,980	140,592	2,989,981	(401,511)	(29,819)	174,973	3,000,196
Net income	—	—	—	—	—	178,233	178,233
Other comprehensive income, net of income taxes	—	—	—	—	34,984	—	34,984
Cash dividends declared on common stock -$0.36 per share	—	—	—	—	—	(44,737)	(44,737)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	(7,678)	(7,678)
Repurchases of common stock	—	—	(10,581)	(252,503)	—	—	(263,084)
Restricted share unit activity	—	301	(4,860)	—	—	(89)	(4,648)
Stock options exercised	—	173	2,808	—	—	—	2,981
Share-based compensation net tax benefit	—	—	199	—	—	—	199
Share-based compensation expense	—	—	10,213	—	—	—	10,213
Balance at September 30, 2016	$125,980	141,066	2,987,760	(654,014)	5,165	300,702	2,906,659

Balance at December 31, 2016	$125,980	142,026	3,028,405	(664,595)	(55,659)	351,767	2,927,924
Net income	—	—	—	—	—	245,868	245,868
Other comprehensive income, net of income taxes	—	—	—	—	16,063	—	16,063
Cash dividends declared on common stock - $0.45 per share	—	—	—	—	—	(54,671)	(54,671)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	(7,678)	(7,678)
Repurchases of common stock	—	—	—	(135,914)	—	—	(135,914)
Restricted share unit activity	—	335	(8,007)	—	—	(290)	(7,962)
Stock options exercised	—	164	2,708	—	—	—	2,872
Share-based compensation expense	—	—	10,576	—	—	—	10,576
Balance at September 30, 2017	$125,980	$142,525	3,033,682	(800,509)	(39,596)	534,996	2,997,078

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Operating Activities
Net income	$245,868	178,233
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	58,620	21,741
Depreciation, amortization, and accretion, net	44,786	43,615
Deferred income tax expense	114,205	94,436
Decrease in trading account assets	(3,014)	(2,212)
Originations of mortgage loans held for sale	(490,202)	(512,572)
Proceeds from sales of mortgage loans held for sale	500,786	486,690
Gain on sales of mortgage loans held for sale, net	(10,587)	(10,828)
Increase in other assets	(18,598)	(38,577)
Increase in other liabilities	17,718	37,068
Investment securities losses (gains), net	289	(126)
Losses and write-downs on other real estate, net	9,869	8,194
Decrease in fair value of private equity investments, net	3,193	527
Losses and write-downs on other assets held for sale, net	1,872	7,205
Loss on early extinguishment of debt, net	—	4,735
Share-based compensation expense	10,576	10,213
Net cash provided by operating activities	$485,381	328,342

Investing Activities
Net decrease (increase) in interest earning deposits with banks	12,673	(988)
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	9,240	(1,934)
Net increase in interest bearing funds with Federal Reserve Bank	(770,491)	(155,889)
Proceeds from maturities and principal collections of investment securities available for sale	483,307	711,882
Proceeds from sales of investment securities available for sale	812,293	596,824
Purchases of investment securities available for sale	(1,195,302)	(1,233,236)
Proceeds from sales of loans	26,386	8,433
Proceeds from sales of other real estate	8,359	25,415
Net increase in loans	(755,231)	(879,200)
Purchases of bank-owned life insurance policies	(150,000)	—
Net increase in premises and equipment	(34,717)	(24,491)
Proceeds from sales of other assets held for sale	3,158	5,673
Net cash used in investing activities	$(1,550,325)	(947,511)

Financing Activities
Net increase in demand and savings deposits	335,438	1,054,389
Net increase (decrease) in certificates of deposit	1,202,926	(105,698)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(18,160)	18,000
Repayments on long-term debt	(1,653,613)	(1,730,106)
Proceeds from issuance of long-term debt	1,375,000	1,700,000
Dividends paid to common shareholders	(36,681)	(44,737)
Dividends paid to preferred shareholders	(7,678)	(7,678)
Stock options exercised	2,872	2,981
Repurchases of common stock	(135,914)	(263,084)
Restricted stock activity	(7,962)	(4,648)
Net cash provided by financing activities	$1,056,228	619,419
(Decrease) increase in cash and cash equivalents	(8,716)	250
Cash and cash equivalents at beginning of period	395,175	367,092
Cash and cash equivalents at end of period	$386,459	367,342

Supplemental Cash Flow Information
Cash paid during the period for:
Income tax payments, net	$11,195	6,828
Interest paid	101,632	93,479
Non-cash Activities
Premises and equipment transferred to other assets held for sale	1,063	23,667
Other assets held for sale transferred to premises and equipment	4,450	—
Loans foreclosed and transferred to other real estate	6,571	15,017
Loans transferred to other loans held for sale at fair value	77,774	10,482
Securities purchased during the period but settled after period-end	193,286	49,479
Dividends declared on common stock during the period but paid after period-end	17,990	—

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
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 249 branches and 328 ATMs in Georgia, Alabama, South Carolina, Florida, and Tennessee.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the fair value of investment securities, and the fair value of private equity investments.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At December 31, 2016, $533 thousand of the due from banks balance was restricted as to withdrawal. There were no cash and cash equivalents restricted as to withdrawal at September 30, 2017.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements. At September 30, 2017 and December 31, 2016, interest bearing funds with the Federal Reserve Bank included $57.7 million and $130.0 million, respectively, on deposit to meet Federal Reserve Bank requirements. Interest earning deposits with banks include $6.0 million and $5.6 million at September 30, 2017 and December 31, 2016, respectively, which are pledged as collateral in connection with certain letters of credit. Federal funds sold include $45.8 million and $56.1 million at September 30, 2017 and December 31, 2016, respectively, which are pledged to collateralize certain derivative financial instruments. Federal funds sold and securities purchased under resale agreements, and federal funds purchased and securities sold under repurchase agreements, generally mature in one day.
Recently Adopted Accounting Standards Updates
During 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplified various aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This accounting standard update included a requirement to record all tax effects associated with share-based compensation through the income statement. Prior to 2017, tax benefits in excess of compensation cost (“windfalls”) and tax deficiencies (“shortfalls”) were recorded in equity. During the nine and three months ended September 30, 2017, Synovus recognized $4.7 million and $211 thousand, respectively, of income tax benefits from excess tax benefits that occurred during the nine months ended September 30, 2017 from the vesting of restricted share units and exercise of stock options. As of January 1, 2017, Synovus had no previously unrecognized excess tax benefits. Additionally, beginning January 1, 2017, Synovus modified the denominator in the diluted earnings per common share calculation under the treasury stock method to exclude future excess tax benefits as part of the assumed proceeds. Synovus elected to retain its existing accounting policy election to estimate award forfeitures.

During 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which became effective January 1, 2017. ASU 2015-17 required deferred income tax liabilities and assets be classified as noncurrent in the statement of financial position instead of separating deferred taxes into current and noncurrent amounts. Also, valuation allowances will no longer be classified between current and noncurrent because these allowances will be required to be classified as noncurrent under the new standard. This ASU only impacts classification in the balance sheet, and has no impact on required deferred tax footnote disclosures (i.e., required presentation of “gross” deferred tax assets and “gross” deferred tax liabilities). The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this ASU. There is no impact to our balance sheet as a result of this standard because Synovus has not historically distinguished deferred taxes on the balance sheet as current vs. non-current.
Reclassifications
Prior periods' consolidated financial statements are reclassified whenever necessary to conform to the current periods' presentation.

Note 2 - Acquisitions
Cabela's Transaction
On September 25, 2017, Synovus' wholly owned subsidiary, Synovus Bank, completed the acquisition of certain assets and assumption of certain liabilities of WFB. Immediately following the closing of this transaction, Synovus Bank sold WFB’s credit card assets and related liabilities to Capital One Bank (USA), National Association, a bank subsidiary of Capital One Financial Corporation.
Synovus retained WFB’s $1.10 billion brokered time deposits portfolio, which had a weighted average remaining maturity of approximately 2.53 years and a weighted average rate of 1.83% as of September 25, 2017. The transaction was accounted for as an assumption of a liability (accounted for under the asset acquisition model). In accordance with ASC 820, Fair Value Measurements and Disclosures, the brokered time deposit portfolio was recorded at $1.10 billion, which was the amount of cash received for the deposits and represented the estimated fair value of the deposits at the transaction date. Additionally, Synovus received a $75.0 million transaction fee from Cabela’s and Capital One, which was recognized into earnings upon closing of the transaction, based on having achieved the recognition criteria outlined in SEC SAB Topic 13.A, Revenue Recognition.
Acquisition of Global One
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
The acquisition of Global One constituted a business combination. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as shown in the following table. The determination of fair value required management to make estimates about discount rates, future expected earnings and cash flows, market conditions, future loan growth, and other future events that are highly subjective in nature and subject to change. These fair value estimates reflect measurement period adjustments to the amounts reported as of December 31, 2016, the most significant of which consist of a reduction in goodwill of $2.4 million and a decrease in the estimated fair value of contingent consideration of $1.8 million (the income statement impact of such adjustments was insignificant).

Global One	October 1, 2016
(in thousands)	Fair Value
Assets acquired:
Cash and due from banks	$9,554
Commercial and industrial loans(1)	357,307
Goodwill(2)	32,884
Other intangible assets	12,500
Other assets	3,681
Total assets acquired	$415,926

Liabilities assumed:
Notes payable(3)	$358,560
Contingent consideration	12,234
Deferred tax liability, net	3,229
Other liabilities	11,903
Total liabilities assumed	$385,926
Consideration paid	$30,000

Cash paid	$3,408
Fair value of common stock issued	26,592

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
Other intangible assets consist of existing borrower relationships (11 years useful life), trade name (10 years useful life), and distribution network (8 years useful life) with September 30, 2017 net carrying values of $9.8 million, $990 thousand, and $525 thousand, respectively.
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
Contingent consideration: The fair value of the contingent consideration, which represents the fair value of the above referenced Earnout Payments, was determined based on option pricing methods and a Monte Carlo simulation. The most significant assumptions used in the valuation of the contingent consideration were the expected cash flows, volatility, and discount rates. Subsequent changes in the fair value of the contingent consideration are recognized in earnings until the contingent consideration arrangement is settled.
Note 3 - Share Repurchase Program
Synovus' Board of Directors authorized an up to $200 million share repurchase program that will expire at the end of 2017. This program was announced on January 17, 2017. As of September 30, 2017, Synovus had repurchased under this program a total of $135.9 million, or 3.2 million shares, at an average price of $42.47 per share.

Note 4 - Investment Securities
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at September 30, 2017 and December 31, 2016 are summarized below.

	September 30, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$83,550	—	(369)	83,181
U.S. Government agency securities	10,772	266	—	11,038
Mortgage-backed securities issued by U.S. Government agencies	127,521	715	(852)	127,384
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,663,959	7,917	(20,024)	2,651,852
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	943,583	—	(12,143)	931,440
State and municipal securities	180	1	—	181
Corporate debt and other securities	20,297	286	(216)	20,367
Total investment securities available for sale	$3,849,862	9,185	(33,604)	3,825,443

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$108,221	225	(644)	107,802
U.S. Government agency securities	12,727	266	—	12,993
Mortgage-backed securities issued by U.S. Government agencies	174,440	1,116	(1,354)	174,202
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,543,495	5,416	(42,571)	2,506,340
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	905,789	1,214	(16,561)	890,442
State and municipal securities	2,780	14	—	2,794
Equity securities	919	2,863	—	3,782
Corporate debt and other securities	20,247	—	(407)	19,840
Total investment securities available for sale	$3,768,618	11,114	(61,537)	3,718,195

At September 30, 2017 and December 31, 2016, investment securities with a carrying value of $1.69 billion and $2.04 billion, respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of September 30, 2017 and December 31, 2016 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in earnings. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses.
Declines in the fair value of available for sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of September 30, 2017, Synovus had 75 investment securities in a loss position for less than twelve months and 13 investment securities in a loss position for twelve months or longer.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016 are presented below.

	September 30, 2017
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$64,351	369	—	—	64,351	369
Mortgage-backed securities issued by U.S. Government agencies	80,303	552	7,636	300	87,939	852
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,696,906	19,128	48,596	896	1,745,502	20,024
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	569,191	5,617	240,355	6,526	809,546	12,143
Corporate debt and other securities	—	—	5,081	216	5,081	216
Total	$2,410,751	25,666	301,668	7,938	2,712,419	33,604

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$64,023	644	—	—	64,023	644
Mortgage-backed securities issued by U.S. Government agencies	128,121	1,240	3,626	114	131,747	1,354
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,123,181	42,571	—	—	2,123,181	42,571
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	682,492	15,653	24,801	908	707,293	16,561
Corporate debt and other securities	14,952	48	4,888	359	19,840	407
Total	$3,012,769	60,156	33,315	1,381	3,046,084	61,537

The amortized cost and fair value by contractual maturity of investment securities available for sale at September 30, 2017 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at September 30, 2017
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$18,830	64,720	—	—	—	83,550
U.S. Government agency securities	2,331	6,437	2,004	—	—	10,772
Mortgage-backed securities issued by U.S. Government agencies	—	—	32,956	94,565	—	127,521
Mortgage-backed securities issued by U.S. Government sponsored enterprises	44	2,015	446,255	2,215,645	—	2,663,959
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	20,910	922,673	—	943,583
State and municipal securities	180	—	—	—	—	180
Corporate debt and other securities	—	—	15,000	2,000	3,297	20,297
Total amortized cost	$21,385	73,172	517,125	3,234,883	3,297	3,849,862

Fair Value
U.S. Treasury securities	$18,830	64,351	—	—	—	83,181
U.S. Government agency securities	2,385	6,529	2,124	—	—	11,038
Mortgage-backed securities issued by U.S. Government agencies	—	—	33,073	94,311	—	127,384
Mortgage-backed securities issued by U.S. Government sponsored enterprises	45	2,127	444,701	2,204,979	—	2,651,852
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	20,666	910,774	—	931,440
State and municipal securities	181	—	—	—	—	181
Corporate debt and other securities	—	—	15,286	1,919	3,162	20,367
Total fair value	$21,441	73,007	515,850	3,211,983	3,162	3,825,443

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the nine and three months ended September 30, 2017 and 2016 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Proceeds from sales of investment securities available for sale	$812,293	596,824	$473,912	353,215
Gross realized gains on sales	7,942	2,590	—	1,635
Gross realized losses on sales	(8,231)	(2,464)	(7,956)	(1,576)
Investment securities (losses) gains, net	$(289)	126	$(7,956)	59

Note 5 - Restructuring Charges
For the nine and three months ended September 30, 2017 and 2016, total restructuring charges consist of the following components:

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Severance charges	$6,428	—	$(24)	—
Asset impairment charges	511	8,120	515	1,240
Other charges	104	105	28	3
Total restructuring charges, net	$7,043	8,225	$519	1,243

Restructuring charges of $7.0 million were recorded during the nine months ended September 30, 2017 consisting primarily of severance charges of $6.4 million recorded during the first quarter of 2017. Severance charges included $6.2 million for termination benefits incurred in conjunction with a voluntary early retirement program offered during the first quarter of 2017. This program was part of Synovus' ongoing efficiency initiatives. The $6.2 million accrual was based on the benefits to be paid to employees who accepted the early retirement offer on or prior to the expiration of the program on March 30, 2017. The accrual balance for severance charges associated with the voluntary early retirement program was $1.2 million at September 30, 2017. For the three months ended September 30, 2017, Synovus recorded restructuring charges of $519 thousand due to additional asset impairment charges of $515 thousand on properties previously identified for disposition. During the nine months ended September 30, 2016, Synovus recorded restructuring charges of $8.2 million with $4.8 million of those charges related to corporate real estate optimization activities and $3.3 million associated with branch closures.
The following tables present aggregate activity within the accrual for restructuring charges for the nine and three months ended September 30, 2017 and 2016:

(in thousands)	Severance Charges	Lease Termination Charges	Total
Balance at December 31, 2016	$81	3,968	4,049
Accruals for voluntary and involuntary termination benefits	6,428	—	6,428
Payments	(5,304)	(540)	(5,844)
Balance at September 30, 2017	$1,205	3,428	4,633

Balance at July 1, 2017	3,731	3,530	7,261
Accruals for voluntary and involuntary termination benefits	(24)	—	(24)
Payments	(2,502)	(102)	(2,604)
Balance at September 30, 2017	$1,205	3,428	4,633

(in thousands)	Severance Charges	Lease Termination Charges	Total
Balance at December 31, 2015	$1,930	4,687	6,617
Accruals for lease terminations	—	6	6
Payments	(1,702)	(533)	(2,235)
Balance at September 30, 2016	$228	4,160	4,388

Balance at July 1, 2016	593	4,375	4,968
Accruals for lease terminations	—	(25)	(25)
Payments	(365)	(190)	(555)
Balance at September 30, 2016	$228	4,160	4,388

All other charges were paid in the quarters that they were incurred. No other restructuring charges resulted in payment accruals.

Note 6 - Loans and Allowance for Loan Losses
The following is a summary of current, accruing past due, and non-accrual loans by portfolio class as of September 30, 2017 and December 31, 2016.

Current, Accruing Past Due, and Non-accrual Loans
	September 30, 2017
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,919,393	3,454	186	3,640	2,063	5,925,096
1-4 family properties	784,520	6,588	796	7,384	2,712	794,616
Land and development	494,488	5,732	65	5,797	6,927	507,212
Total commercial real estate	7,198,401	15,774	1,047	16,821	11,702	7,226,924
Commercial, financial and agricultural	6,871,204	30,010	2,356	32,366	58,139	6,961,709
Owner-occupied	4,751,269	9,586	618	10,204	3,960	4,765,433
Total commercial and industrial	11,622,473	39,596	2,974	42,570	62,099	11,727,142
Home equity lines	1,505,556	7,535	160	7,695	15,638	1,528,889
Consumer mortgages	2,545,986	5,225	137	5,362	6,332	2,557,680
Credit cards	222,176	2,312	1,237	3,549	—	225,725
Other consumer loans	1,234,355	8,726	130	8,856	2,067	1,245,278
Total consumer	5,508,073	23,798	1,664	25,462	24,037	5,557,572
Total loans	$24,328,947	79,168	5,685	84,853	97,838	24,511,638	(1)

	December 31, 2016
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,861,198	2,795	—	2,795	5,268	5,869,261
1-4 family properties	873,231	4,801	161	4,962	9,114	887,307
Land and development	598,624	1,441	—	1,441	16,233	616,298
Total commercial real estate	7,333,053	9,037	161	9,198	30,615	7,372,866
Commercial, financial and agricultural	6,839,699	9,542	720	10,262	59,074	6,909,035
Owner-occupied	4,601,356	17,913	244	18,157	16,503	4,636,016
Total commercial and industrial	11,441,055	27,455	964	28,419	75,577	11,545,051
Home equity lines	1,585,228	10,013	473	10,486	21,551	1,617,265
Consumer mortgages	2,265,966	7,876	81	7,957	22,681	2,296,604
Credit cards	229,177	1,819	1,417	3,236	—	232,413
Other consumer loans	809,419	5,771	39	5,810	2,954	818,183
Total consumer	4,889,790	25,479	2,010	27,489	47,186	4,964,465
Total loans	$23,663,898	61,971	3,135	65,106	153,378	23,882,382	(2)

(1) Total before net deferred fees and costs of $24.3 million.
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

Loan Portfolio Credit Exposure by Risk Grade
	September 30, 2017
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$5,847,902	60,423	16,771	—	—		5,925,096
1-4 family properties	756,665	20,286	17,438	227	—		794,616
Land and development	451,141	36,523	16,419	3,129	—		507,212
Total commercial real estate	7,055,708	117,232	50,628	3,356	—		7,226,924
Commercial, financial and agricultural	6,704,805	106,117	149,456	1,250	81	(3)	6,961,709
Owner-occupied	4,632,930	52,797	79,633	73	—		4,765,433
Total commercial and industrial	11,337,735	158,914	229,089	1,323	81		11,727,142
Home equity lines	1,505,724	—	20,771	355	2,039	(3)	1,528,889
Consumer mortgages	2,547,272	—	10,125	177	106	(3)	2,557,680
Credit cards	224,488	—	523	—	714	(4)	225,725
Other consumer loans	1,242,211	—	2,754	299	14	(3)	1,245,278
Total consumer	5,519,695	—	34,173	831	2,873		5,557,572
Total loans	$23,913,138	276,146	313,890	5,510	2,954		24,511,638	(5)

	December 31, 2016
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$5,794,626	43,336	31,299	—	—		5,869,261
1-4 family properties	826,311	33,928	26,790	278	—		887,307
Land and development	521,745	60,205	27,361	6,987	—		616,298
Total commercial real estate	7,142,682	137,469	85,450	7,265	—		7,372,866
Commercial, financial and agricultural	6,635,756	126,268	140,425	6,445	141	(3)	6,909,035
Owner-occupied	4,462,420	60,856	111,330	1,410	—		4,636,016
Total commercial and industrial	11,098,176	187,124	251,755	7,855	141		11,545,051
Home equity lines	1,589,199	—	22,774	2,892	2,400	(3)	1,617,265
Consumer mortgages	2,271,916	—	23,268	1,283	137	(3)	2,296,604
Credit cards	230,997	—	637	—	779	(4)	232,413
Other consumer loans	814,844	—	3,233	42	64	(3)	818,183
Total consumer	4,906,956	—	49,912	4,217	3,380		4,964,465
Total loans	$23,147,814	324,593	387,117	19,337	3,521		23,882,382	(6)

(1) Includes $224.5 million and $256.6 million of Substandard accruing loans at September 30, 2017 and December 31, 2016, respectively.
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
(5) Total before net deferred fees and costs of $24.3 million.
(6) Total before net deferred fees and costs of $26.0 million.

The following table details the changes in the allowance for loan losses by loan segment for the nine and three months ended September 30, 2017.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Nine Months Ended September 30, 2017
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Total
Allowance for loan losses:
Beginning balance	$81,816	125,778	44,164	251,758
Charge-offs	(11,336)	(41,390)	(24,023)	(76,749)
Recoveries	6,191	5,181	4,682	16,054
Provision for loan losses	1,289	36,934	20,397	58,620
Ending balance(1)	$77,960	126,503	45,220	249,683
Ending balance: individually evaluated for impairment	4,108	7,360	783	12,251
Ending balance: collectively evaluated for impairment	$73,852	119,143	44,437	237,432
Loans:
Ending balance: total loans(1)(2)	$7,226,924	11,727,142	5,557,572	24,511,638
Ending balance: individually evaluated for impairment	64,909	109,434	30,132	204,475
Ending balance: collectively evaluated for impairment	$7,162,015	11,617,708	5,527,440	24,307,163

	As Of and For The Nine Months Ended September 30, 2016
(in thousands)	Commercial Real Estate	Commercial & Industrial	Retail	Total
Allowance for loan losses:
Beginning balance	$87,133	122,989	42,374	252,496
Charge-offs	(13,361)	(17,098)	(10,611)	(41,070)
Recoveries	10,927	6,122	3,601	20,650
Provision for loan losses	(3,597)	18,875	6,463	21,741
Ending balance(1)	$81,102	130,888	41,827	253,817
Ending balance: individually evaluated for impairment	11,066	11,474	1,724	24,264
Ending balance: collectively evaluated for impairment	$70,036	119,414	40,103	229,553
Loans:
Ending balance: total loans(1)(3)	$7,472,551	11,009,021	4,807,511	23,289,083
Ending balance: individually evaluated for impairment	102,837	118,442	37,820	259,099
Ending balance: collectively evaluated for impairment	$7,369,714	10,890,579	4,769,691	23,029,984

(1) As of and for the nine months ended September 30, 2017 and 2016, there were no purchased credit-impaired loans and no allowance for loan losses for purchased credit-impaired loans.
(2) Total before net deferred fees and costs of $24.3 million.
(3) Total before net deferred fees and costs of $26.2 million.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Three Months Ended September 30, 2017
(in thousands)	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$77,527	123,437	47,131	248,095
Charge-offs	(8,129)	(21,855)	(14,367)	(44,351)
Recoveries	2,543	1,899	1,811	6,253
Provision for loan losses	6,019	23,022	10,645	39,686
Ending balance(1)	$77,960	126,503	45,220	249,683
Ending balance: individually evaluated for impairment	4,108	7,360	783	12,251
Ending balance: collectively evaluated for impairment	$73,852	119,143	44,437	237,432
Loans:
Ending balance: total loans(1)(2)	$7,226,924	11,727,142	5,557,572	24,511,638
Ending balance: individually evaluated for impairment	64,909	109,434	30,132	204,475
Ending balance: collectively evaluated for impairment	$7,162,015	11,617,708	5,527,440	24,307,163

	As Of and For The Three Months Ended September 30, 2016
(in thousands)	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$79,359	129,633	46,084	255,076
Charge-offs	(4,084)	(6,437)	(3,463)	(13,984)
Recoveries	4,237	1,780	1,037	7,054
Provision for loan losses	1,590	5,912	(1,831)	5,671
Ending balance(1)	$81,102	130,888	41,827	253,817
Ending balance: individually evaluated for impairment	11,066	11,474	1,724	24,264
Ending balance: collectively evaluated for impairment	$70,036	119,414	40,103	229,553
Loans:
Ending balance: total loans(1)(3)	$7,472,551	11,009,021	4,807,511	23,289,083
Ending balance: individually evaluated for impairment	102,837	118,442	37,820	259,099
Ending balance: collectively evaluated for impairment	$7,369,714	10,890,579	4,769,691	23,029,984

(1) As of and for the three months ended September 30, 2017 and 2016, there were no purchased credit-impaired loans and no allowance for loan losses for purchased credit-impaired loans.
(2) Total before net deferred fees and costs of $24.3 million.
(3) Total before net deferred fees and costs of $26.2 million.

The tables below summarize impaired loans (including accruing TDRs) as of September 30, 2017 and December 31, 2016.

Impaired Loans (including accruing TDRs)
	September 30, 2017			Nine Months Ended September 30, 2017		Three Months Ended September 30, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$—	—	—	164	—	—	—
1-4 family properties	253	2,582	—	374	—	253	—
Land and development	1,488	3,172	—	2,084	—	1,911	—
Total commercial real estate	1,741	5,754	—	2,622	—	2,164	—
Commercial, financial and agricultural	20,696	22,122	—	23,094	—	25,583	—
Owner-occupied	97	744	—	8,875	—	7,164	—
Total commercial and industrial	20,793	22,866	—	31,969	—	32,747	—
Home equity lines	1,072	1,072	—	1,063	—	1,069	—
Consumer mortgages	—	—	—	661	—	496	—
Credit cards	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—
Total consumer	1,072	1,072	—	1,724	—	1,565	—
Total impaired loans with no related allowance recorded	$23,606	29,692	—	36,315	—	36,476	—
With allowance recorded
Investment properties	$28,651	28,651	1,116	29,325	903	28,826	306
1-4 family properties	15,741	15,741	452	16,552	664	15,665	278
Land and development	18,776	18,832	2,540	24,825	347	18,544	48
Total commercial real estate	63,168	63,224	4,108	70,702	1,914	63,035	632
Commercial, financial and agricultural	51,819	52,019	5,730	48,694	1,175	53,040	388
Owner-occupied	36,822	36,855	1,630	41,627	1,002	37,004	328
Total commercial and industrial	88,641	88,874	7,360	90,321	2,177	90,044	716
Home equity lines	5,995	5,995	119	7,807	265	6,534	82
Consumer mortgages	18,336	18,336	382	19,270	687	18,369	222
Credit cards	—	—	—	—	—	—	—
Other consumer loans	4,729	4,729	282	4,507	191	4,224	59
Total consumer	29,060	29,060	783	31,584	1,143	29,127	363
Total impaired loans with allowance recorded	$180,869	181,158	12,251	192,607	5,234	182,206	1,711
Total impaired loans
Investment properties	$28,651	28,651	1,116	29,489	903	28,826	306
1-4 family properties	15,994	18,323	452	16,926	664	15,918	278
Land and development	20,264	22,004	2,540	26,909	347	20,455	48
Total commercial real estate	64,909	68,978	4,108	73,324	1,914	65,199	632
Commercial, financial and agricultural	72,515	74,141	5,730	71,788	1,175	78,623	388
Owner-occupied	36,919	37,599	1,630	50,502	1,002	44,168	328
Total commercial and industrial	109,434	111,740	7,360	122,290	2,177	122,791	716
Home equity lines	7,067	7,067	119	8,870	265	7,603	82
Consumer mortgages	18,336	18,336	382	19,931	687	18,865	222
Credit cards	—	—	—	—	—	—	—
Other consumer loans	4,729	4,729	282	4,507	191	4,224	59
Total consumer	30,132	30,132	783	33,308	1,143	30,692	363
Total impaired loans	$204,475	210,850	12,251	228,922	5,234	218,682	1,711

Impaired Loans (including accruing TDRs)
	December 31, 2016			Year Ended December 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$748	793	—	2,013	—
1-4 family properties	643	2,939	—	1,021	—
Land and development	2,099	7,243	—	6,769	—
Total commercial real estate	3,490	10,975	—	9,803	—
Commercial, financial and agricultural	17,958	20,577	—	6,321	—
Owner-occupied	5,508	7,377	—	8,394	—
Total commercial and industrial	23,466	27,954	—	14,715	—
Home equity lines	1,051	1,051	—	1,045	—
Consumer mortgages	744	814	—	870	—
Credit cards	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Total consumer	1,795	1,865	—	1,915	—
Total impaired loans with no related allowance recorded	$28,751	40,794	—	26,433	—
With allowance recorded
Investment properties	$31,489	31,489	2,044	42,659	1,436
1-4 family properties	23,642	23,649	769	39,864	855
Land and development	32,789	32,788	5,103	25,568	995
Total commercial real estate	87,920	87,926	7,916	108,091	3,286
Commercial, financial and agricultural	43,386	45,913	5,687	51,968	1,215
Owner-occupied	53,708	53,942	2,697	52,300	1,946
Total commercial and industrial	97,094	99,855	8,384	104,268	3,161
Home equity lines	9,638	9,638	971	9,668	432
Consumer mortgages	20,953	20,953	673	20,993	1,014
Credit cards	—	—	—	—	—
Other consumer loans	5,140	5,140	167	5,062	303
Total consumer	35,731	35,731	1,811	35,723	1,749
Total impaired loans with allowance recorded	$220,745	223,512	18,111	248,082	8,196
Total impaired loans
Investment properties	$32,237	32,282	2,044	44,672	1,436
1-4 family properties	24,285	26,588	769	40,885	855
Land and development	34,888	40,031	5,103	32,337	995
Total commercial real estate	91,410	98,901	7,916	117,894	3,286
Commercial, financial and agricultural	61,344	66,490	5,687	58,289	1,215
Owner-occupied	59,216	61,319	2,697	60,694	1,946
Total commercial and industrial	120,560	127,809	8,384	118,983	3,161
Home equity lines	10,689	10,689	971	10,713	432
Consumer mortgages	21,697	21,767	673	21,863	1,014
Credit cards	—	—	—	—	—
Other consumer loans	5,140	5,140	167	5,062	303
Total consumer	37,526	37,596	1,811	37,638	1,749
Total impaired loans	$249,496	264,306	18,111	274,515	8,196

The average recorded investment in impaired loans was $281.2 million and $263.0 million, respectively, for the nine and three months ended September 30, 2016. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the nine and three months ended September 30, 2016. Interest income recognized for accruing TDRs was $6.1 million and $2.1 million, respectively, for the nine and three months ended September 30, 2016. At September 30, 2017 and December 31, 2016, impaired loans of $37.6 million and $53.7 million, respectively, were on non-accrual status.
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

The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the nine and three months ended September 30, 2017 and 2016 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Nine Months Ended September 30, 2017
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	—	$—	—	—	—
1-4 family properties	21	—	2,090	1,477	3,567
Land acquisition	4	—	157	895	1,052
Total commercial real estate	25	—	2,247	2,372	4,619
Commercial, financial and agricultural	50	—	8,703	12,145	20,848
Owner-occupied	4	—	35	1,705	1,740
Total commercial and industrial	54	—	8,738	13,850	22,588
Home equity lines	—	—	—	—	—
Consumer mortgages	8	—	248	1,190	1,438
Credit cards	—	—	—	—	—
Other retail loans	25	—	682	958	1,640
Total retail	33	—	930	2,148	3,078
Total TDRs	112	$—	11,915	18,370	30,285	(1)

	Three Months Ended September 30, 2017
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	—	$—	—	—	—
1-4 family properties	5	—	—	964	964
Land and development	3	—	157	760	917
Total commercial real estate	8	—	157	1,724	1,881
Commercial, financial and agricultural	22	—	2,943	5,866	8,809
Owner-occupied	3	—	35	1,683	1,718
Total commercial and industrial	25	—	2,978	7,549	10,527
Home equity lines	—	—	—	—	—
Consumer mortgages	7	—	248	1,181	1,429
Credit cards	—	—	—	—	—
Other consumer loans	17	—	682	388	1,070
Total consumer	24	—	930	1,569	2,499
Total TDRs	57	$—	4,065	10,842	14,907	(1)

(1) No net charge-offs were recorded during the nine and three months ended September 30, 2017 upon restructuring of these loans.

TDRs by Concession Type
	Nine Months Ended September 30, 2016
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	4	$—	1,826	3,518	5,344
1-4 family properties	23	—	3,703	1,211	4,914
Land acquisition	13	—	—	1,766	1,766
Total commercial real estate	40	—	5,529	6,495	12,024
Commercial, financial and agricultural	50	—	13,948	5,232	19,180
Owner-occupied	7	—	5,458	550	6,008
Total commercial and industrial	57	—	19,406	5,782	25,188
Home equity lines	5	—	224	123	347
Consumer mortgages	6	—	354	51	405
Credit cards	—	—	—	—	—
Other retail loans	24	—	394	1,828	2,222
Total retail	35	—	972	2,002	2,974
Total TDRs	132	$—	25,907	14,279	40,186	(2)

	Three Months Ended September 30, 2016
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	1	$—	—	3,370	3,370
1-4 family properties	4	—	213	47	260
Land and development	2	—	—	497	497
Total commercial real estate	7	—	213	3,914	4,127
Commercial, financial and agricultural	5	—	—	387	387
Owner-occupied	1	—	2,791	—	2,791
Total commercial and industrial	6	—	2,791	387	3,178
Home equity lines	2	—	—	123	123
Consumer mortgages	—	—	—	—	—
Credit cards	—	—	—	—	—
Other consumer loans	7	—	70	294	364
Total consumer	9	—	70	417	487
Total TDRs	22	$—	3,074	4,718	7,792	(2)

(2) No net charge-offs were recorded during the nine and three months ended September 30, 2016 upon restructuring of these loans.

For the nine and three months ended September 30, 2017, there were four defaults with a recorded investment of $498 thousand and one default with a recorded investment of $206 thousand, respectively, on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments) compared to two defaults with a recorded investment of $181 thousand and one default with a recorded investment of $89 thousand, respectively, for the nine and three months ended September 30, 2016.
If, at the time a loan was designated as a TDR, the loan was not already impaired, the measurement of impairment that resulted from the TDR designation closely approximates the reserve derived through specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At September 30, 2017, the allowance for loan losses allocated to accruing TDRs totaling $166.9 million was $8.5 million compared to accruing TDRs of $195.8 million with an allocated allowance for loan losses of $9.8 million at December 31, 2016. Non-accrual, non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation.

Note 7 - Other Comprehensive Income (Loss)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the nine and three months ended September 30, 2017 and 2016.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance at December 31, 2016	$(12,217)	(44,324)	882	(55,659)
Other comprehensive income before reclassifications	—	15,812	38	15,850
Amounts reclassified from accumulated other comprehensive income (loss)	80	178	(45)	213
Net current period other comprehensive income	80	15,990	(7)	16,063
Balance as of September 30, 2017	$(12,137)	(28,334)	875	(39,596)

Balance as of July 1, 2017	$(12,137)	(36,586)	858	(47,865)
Other comprehensive income before reclassifications	—	3,359	38	3,397
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,893	(21)	4,872
Net current period other comprehensive income	—	8,252	17	8,269
Balance as of September 30, 2017	$(12,137)	(28,334)	875	(39,596)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance at December 31, 2015	$(12,504)	(18,222)	907	(29,819)
Other comprehensive income before reclassifications	—	34,827	63	34,890
Amounts reclassified from accumulated other comprehensive income (loss)	247	(77)	(76)	94
Net current period other comprehensive income	247	34,750	(13)	34,984
Balance as of September 30, 2016	$(12,257)	16,528	894	5,165

Balance as of July 1, 2016	$(12,297)	22,459	843	11,005
Other comprehensive income (loss) before reclassifications	—	(5,895)	63	(5,832)
Amounts reclassified from accumulated other comprehensive income (loss)	40	(36)	(12)	(8)
Net current period other comprehensive income (loss)	40	(5,931)	51	(5,840)
Balance as of September 30, 2016	$(12,257)	16,528	894	5,165

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). During the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative financial instruments, equity securities, and debt securities as a single portfolio. As of September 30, 2017, the balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to a previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	For the Nine Months Ended September 30,
	2017	2016
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(130)	(205)	Interest expense
Amortization of deferred losses	—	(197)	Loss on early extinguishment of debt, net
	50	155	Income tax (expense) benefit
	$(80)	(247)	Reclassifications, net of income taxes

Net unrealized (losses) gains on investment securities available for sale:
Realized (losses) gains on sale of securities	$(289)	126	Investment securities (losses) gains, net
	111	(49)	Income tax (expense) benefit
	$(178)	77	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$74	124	Salaries and other personnel expense
	(29)	(48)	Income tax (expense) benefit
	$45	76	Reclassifications, net of income taxes

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	For the Three Months Ended September 30,
	2017	2016
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$—	(65)	Interest expense
	—	25	Income tax (expense) benefit
	$—	(40)	Reclassifications, net of income taxes

Net unrealized gains on investment securities available for sale:
Realized net (loss)gain on sale of securities	$(7,956)	59	Investment securities (losses) gains, net
	3,063	(23)	Income tax (expense) benefit
	$(4,893)	36	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$34	20	Salaries and other personnel expense
	(13)	(8)	Income tax (expense) benefit
	$21	12	Reclassifications, net of income taxes

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments. Synovus did not have any transfers between levels during the nine and three months ended September 30, 2017 and year ended December 31, 2016.

	September 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	494	—	494
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	10,484	—	10,484
State and municipal securities	—	1,101	—	1,101
Other investments	—	250	—	250
Total trading securities	$—	12,329	—	12,329
Mortgage loans held for sale	—	54,072	—	54,072

Investment securities available for sale:
U.S. Treasury securities	83,181	—	—	83,181
U.S. Government agency securities	—	11,038	—	11,038
Mortgage-backed securities issued by U.S. Government agencies	—	127,384	—	127,384
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,651,852	—	2,651,852
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	931,440	—	931,440
State and municipal securities	—	181	—	181
Corporate debt and other securities(1)	3,162	15,287	1,918	20,367
Total investment securities available for sale	$86,343	3,737,182	1,918	3,825,443
Private equity investments	—	—	15,671	15,671
Mutual funds held in rabbi trusts	13,439	—	—	13,439
GGL/SBA loans servicing asset	—	—	4,270	4,270
Derivative assets:
Interest rate contracts	—	14,896	—	14,896
Mortgage derivatives(2)	—	974	—	974
Total derivative assets	$—	15,870	—	15,870
Liabilities
Trading account liabilities	—	7,860	—	7,860
Earnout liability(3)	—	—	16,000	16,000
Derivative liabilities:
Interest rate contracts	—	12,369	—	12,369
Mortgage derivatives(2)	—	32	—	32
Visa derivative	—	—	4,693	4,693
Total derivative liabilities	$—	12,401	4,693	17,094

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	—	3,460	—	3,460
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	3,438	—	3,438
State and municipal securities	—	426	—	426
Other investments	1,890	100	—	1,990
Total trading securities	$1,890	7,424	—	9,314
Mortgage loans held for sale	—	51,545	—	51,545

Investment securities available for sale:
U.S. Treasury securities	107,802	—	—	107,802
U.S. Government agency securities	—	12,993	—	12,993
Mortgage-backed securities issued by U.S. Government agencies	—	174,202	—	174,202
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,506,340	—	2,506,340
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	890,442	—	890,442
State and municipal securities	—	2,794	—	2,794
Equity securities	3,782	—	—	3,782
Corporate debt and other securities(1)	3,092	14,952	1,796	19,840
Total investment securities available for sale	$114,676	3,601,723	1,796	3,718,195
Private equity investments	—	—	25,493	25,493
Mutual funds held in rabbi trusts	11,479	—	—	11,479
Derivative assets:
Interest rate contracts	—	17,157	—	17,157
Mortgage derivatives(2)	—	3,466	—	3,466
Total derivative assets	$—	20,623	—	20,623
Liabilities
Earnout liability(3)	—	—	14,000	14,000
Derivative liabilities:
Interest rate contracts	—	17,531	—	17,531
Visa derivative	—	—	5,768	5,768
Total derivative liabilities	$—	17,531	5,768	23,299

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

Changes in Fair Value Included in Net Income
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Mortgage loans held for sale	$850	1,762	$(104)	(87)

Mortgage Loans Held for Sale
(in thousands)	As of September 30, 2017	As of December 31, 2016
Fair value	$54,072	51,545
Unpaid principal balance	52,791	51,114
Fair value less aggregate unpaid principal balance	$1,281	431

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the Consolidated Balance Sheets for the nine and three months ended September 30, 2017 and 2016 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During the nine and three months ended September 30, 2017 and 2016, Synovus did not have any transfers between levels in the fair value hierarchy.

	Nine Months Ended September 30, 2017
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Earnout Liability(1)	GGL / SBA Loans Servicing Asset(2)
Beginning balance, January 1,	$1,796	25,493	(5,768)	(14,000)	—
Total (losses) gains realized/unrealized:
Included in earnings	—	(3,193)	—	(3,766)	(721)
Unrealized gains (losses) included in other comprehensive income	122	—	—	—	—
Additions	—	—	—	—	539
Sales and settlements	—	(6,629)	1,075	—	—
Transfer from amortization method to fair value	—	—	—	—	4,452
Measurement period adjustments related to Global One acquisition	—	—	—	1,766	—
Ending balance, September 30,	$1,918	15,671	(4,693)	(16,000)	4,270
Total net (losses) gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at September 30,	$—	(3,193)	—	(3,766)	(721)

	Three Months Ended September 30, 2017
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Earnout Liability(1)	GGL / SBA Loans Servicing Asset(2)
Beginning balance, July 1,	$1,927	15,698	(5,053)	(13,941)	4,297
Total (losses) gains realized/unrealized:
Included in earnings	—	(27)	—	(2,059)	(27)
Unrealized gains (losses) included in other comprehensive income	(9)	—	—	—	—
Additions	—	—	—	—	—
Sales and settlements	—	—	360	—	—
Measurement period adjustments related to Global One acquisition	—	—	—	—	—
Ending balance, September 30,	$1,918	15,671	(4,693)	(16,000)	4,270
Total net (losses) gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at September 30,	$—	(27)	—	(2,059)	(27)

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

	Nine Months Ended September 30, 2016
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative
Beginning balance, January 1,	$1,745	27,148	(1,415)
Total (losses) gains realized/unrealized:
Included in earnings	—	(527)	(1,080)
Unrealized gains (losses) included in other comprehensive income	28	—	—
Settlements	—	(629)	1,080
Ending balance, September 30,	$1,773	25,992	(1,415)
Total net (losses) gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30,	$—	(527)	(1,080)

	Three Months Ended September 30, 2016
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative
Beginning balance, July 1,	$1,625	26,866	(1,415)
Total (losses) gains realized/unrealized:
Included in earnings	—	(249)	(360)
Unrealized gains (losses) included in other comprehensive income	148	—	—
Settlements	—	(625)	360
Ending balance, September 30,	$1,773	25,992	(1,415)
Total net (losses) gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30,	$—	(249)	(360)

The table below provides an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure financial instruments that are classified within Level 3 of the valuation hierarchy and are measured at fair value on a recurring basis.

			September 30, 2017	December 31, 2016
	Valuation Technique	Significant Unobservable Input	Range/Weighted Average	Range/Weighted Average
Assets and liabilities measured at fair value on a recurring basis

Investment Securities Available for Sale - Other Investments:

Trust preferred securities	Discounted cash flow analysis	Credit spread embedded in discount rate	398 bps	442 bps

Private equity investments	Individual analysis of each investee company
Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies
			N/A	N/A
		Discount for lack of liquidity(1)	N/A	15%

GGL/SBA loans servicing asset	Discounted cash flow analysis	Discount rate Prepayment speeds	12.19% 6.75%	N/A

Earnout liability	Option pricing methods and Monte Carlo simulation	Global One Earnout, as defined in merger agreement, for the five years ending October 1, 2021	$11.8 million - $16.7 million	$9.3 million - $14.2 million

Visa derivative liability	Discounted cash flow analysis
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

	September 30, 2017				December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Impaired loans*	$—	—	3,114	3,114	—	—	21,742	21,742
Other loans held for sale	—	—	31,253	31,253	—	—	—	—
Other real estate	—	—	8,137	8,137	—	—	19,305	19,305
Other assets held for sale	—	—	4,033	4,033	—	—	12,083	12,083

* Collateral-dependent impaired loans that were written down to fair value during the period.

The following table presents fair value adjustments recognized in earnings for the nine and three months ended September 30, 2017 and 2016 for the assets measured at fair value on a non-recurring basis.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Impaired loans*	$1,075	1,329	$83	59
Other loans held for sale	25,051	2,096	25,051	2,096
Other real estate	5,165	2,405	5,165	968
Other assets held for sale	1,683	7,532	1,683	907

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

			September 30, 2017	December 31, 2016
	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis

Collateral dependent impaired loans	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0% - 60% (43%) 0% - 10% (7%)	0%-52% (25%) 0%-10% (7%)

Other loans held for sale	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0% - 85% (48%) 0% - 10% (2%)	N/A

Other real estate	Third-party appraised value of real estate less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0% - 86% (32%) 0% - 10% (7%)	0%-10% (5%) 0%-10% (7%)

Other assets held for sale	Third-party appraised value less estimated selling costs or BOV	Discount to appraised value (2) Estimated selling costs	15%-46% (22%) 0%-10% (7%)	0%-81% (47%) 0%-10% (7%)

(1) The range represents management's estimate of the high and low of the value that would be assigned to a particular input. For assets measured at fair value on a non-recurring basis, the weighted average is the measure of central tendencies; it is not the value that management is using for the asset or liability.
(2) Synovus also makes adjustments to the values of the assets listed above for reasons including age of the appraisal, information known by management about the property, such as occupancy rates, changes to the physical condition of the property, and other factors. 3Q17 included certain balance sheet restructuring actions which included discounts to fair value for planned accelerated dispositions of other loans held for sale, other real estate, and other assets held for sale.

Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at September 30, 2017 and December 31, 2016. The fair values represent management’s estimates based on various methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans held for investment, interest bearing deposits (including brokered deposits), and long-term debt, the fair value amounts should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately.

The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$386,459	386,459	386,459	—	—
Interest bearing funds with Federal Reserve Bank	1,297,581	1,297,581	1,297,581	—	—
Interest earning deposits with banks	6,047	6,047	6,047	—	—
Federal funds sold and securities purchased under resale agreements	48,820	48,820	48,820	—	—
Trading account assets	12,329	12,329	—	12,329	—
Mortgage loans held for sale	54,072	54,072	—	54,072	—
Other loans held for sale	31,253	31,253	—	—	31,253
Investment securities available for sale	3,825,443	3,825,443	86,343	3,737,182	1,918
Private equity investments	15,671	15,671	—	—	15,671
Mutual funds held in rabbi trusts	13,439	13,439	13,439	—	—
Loans, net of deferred fees and costs	24,487,360	24,193,343	—	—	24,193,343
GGL/SBA loans servicing asset	4,270	4,270	—	—	4,270
Derivative assets	15,870	15,870	—	15,870	—

Financial liabilities
Trading account liabilities	7,860	7,860		7,860
Non-interest bearing deposits	7,302,682	7,302,682	—	7,302,682	—
Interest bearing deposits	18,883,546	18,891,446	—	18,891,446	—
Federal funds purchased, other short-term borrowings and other short-term liabilities	141,539	141,539	141,539	—	—
Long-term debt	1,882,607	1,929,043	—	1,929,043	—
Other liabilities	16,000	16,000	—	—	16,000
Derivative liabilities	17,094	17,094	—	12,401	4,693

	December 31, 2016
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$395,175	395,175	395,175	—	—
Interest bearing funds with Federal Reserve Bank	527,090	527,090	527,090	—	—
Interest earning deposits with banks	18,720	18,720	18,720	—	—
Federal funds sold and securities purchased under resale agreements	58,060	58,060	58,060	—	—
Trading account assets	9,314	9,314	1,890	7,424	—
Mortgage loans held for sale	51,545	51,545	—	51,545	—
Investment securities available for sale	3,718,195	3,718,195	114,676	3,601,723	1,796
Private equity investments	25,493	25,493	—	—	25,493
Mutual funds held in rabbi trusts	11,479	11,479	11,479	—	—
Loans, net of deferred fees and costs	23,856,391	23,709,434	—	—	23,709,434
Derivative assets	20,623	20,623	—	20,623	—

Financial liabilities
Non-interest bearing deposits	7,085,804	7,085,804	—	7,085,804	—
Interest bearing deposits	17,562,256	17,560,021	—	17,560,021	—
Federal funds purchased, other short-term borrowings and other short-term liabilities	159,699	159,699	159,699	—	—
Long-term debt	2,160,881	2,217,544	—	2,217,544	—
Other liabilities	14,000	14,000	—	—	14,000
Derivative liabilities	23,299	23,299	—	17,531	5,768

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
Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of September 30, 2017 and December 31, 2016, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk related to core banking activities.
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
Cash Flow Hedges
As of September 30, 2017 and December 31, 2016, there were no cash flow hedges outstanding. The unamortized deferred net loss balance from previously terminated cash flow hedges at December 31, 2016 of $(130) thousand was recognized during the nine months ended September 30, 2017.
Fair Value Hedges
As of September 30, 2017 and December 31, 2016, there were no fair value hedges outstanding. The unamortized deferred gain balance on all previously terminated fair value hedges at December 31, 2016 of $873 thousand was recognized during the nine months ended September 30, 2017.
Customer Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated counterparties. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' Consolidated Balance Sheets. Fair value changes are recorded as a component of non-interest income. As of September 30, 2017, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.54 billion, an increase of $216.9 million compared to December 31, 2016.
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative contract was $4.7 million and $5.8 million at September 30, 2017 and December 31, 2016, respectively. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract. Management believes that the estimate of Synovus' exposure to the Visa indemnification and fees associated with the Visa derivative is adequate based on current information, including Visa's recent announcements and disclosures. However, future developments in the litigation could require potentially significant changes to Synovus' estimate. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Visa Shares and Related Agreements" of Synovus' 2016 Form 10-K for further information.
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
At September 30, 2017 and December 31, 2016, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $64.3 million and $88.2 million, respectively. Fair value adjustments related to these commitments resulted in a loss of $595 thousand and a gain of $1.0 million for the nine months ended September 30, 2017 and 2016, respectively, which was recorded as a component of mortgage banking income in the Consolidated Statements of Income.
At September 30, 2017 and December 31, 2016, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $83.0 million and $126.5 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. Fair value adjustments related to these outstanding commitments to sell mortgage loans resulted in a loss of $1.9 million and $830.0 thousand for the nine months ended September 30, 2017 and 2016, respectively, which were recorded as a component of mortgage banking income in the Consolidated Statements of Income.
Collateral Requirements
Pursuant to the Dodd-Frank Act, certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of September 30, 2017, collateral totaling $45.8 million of federal funds sold was pledged to the derivative counterparties to comply with collateral requirements. Effective January 3, 2017, the CME amended its rulebook to legally characterize variation margin cash payments for cleared OTC derivatives as settlement rather than as collateral. As a result, in 2017, Synovus began reducing the corresponding derivative asset and liability balances for CME-cleared OTC derivatives to reflect the settlement of those positions via the exchange of variation margin.
The impact of derivative instruments on the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
(in thousands)	Location on Consolidated Balance Sheets	September 30, 2017	December 31, 2016	Location on Consolidated Balance Sheets	September 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$14,896	17,157	Other liabilities	12,369	17,531
Mortgage derivatives	Other assets	974	3,466	Other liabilities	32	—
Visa derivative		—	—	Other liabilities	4,693	5,768
Total derivatives not designated as hedging instruments		$15,870	20,623		17,094	23,299

The pre-tax effect of fair value hedges on the Consolidated Statements of Income for the nine and three months ended September 30, 2017 and 2016 is presented below.

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
(in thousands)		Nine Months Ended September 30,
Derivatives not designated as hedging instruments		2017	2016
Interest rate contracts(1)	Other non-interest income	$(5)	39
Mortgage derivatives(2)	Mortgage banking income	(2,524)	189
Total		$(2,529)	228

		Gain (Loss) Recognized in Income
(in thousands)		Three Months Ended September 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income	2017	2016
Interest rate contracts(1)	Other non-interest income	$(4)	5
Mortgage derivatives(2)	Mortgage banking income	(451)	674
Total		$(455)	679

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third-party investors.
During the nine months ended September 30, 2017 and 2016, Synovus reclassified $873 thousand and $1.4 million, respectively, from hedge-related basis adjustment, a component of long-term debt, as a reduction to interest expense. During the nine months ended September 30, 2016, Synovus reclassified $1.3 million from hedge-related basis adjustment, as a reduction to loss on early extinguishment of debt, net. As of September 30, 2017, all deferred gains related to hedging relationships that had been previously terminated had been recognized into earnings.

Note 10 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the nine and three months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Basic Net Income Per Common Share:
Net income available to common shareholders	$238,190	170,555	$95,448	62,686
Weighted average common shares outstanding	121,796	125,076	120,900	122,924
Net income per common share, basic	$1.96	1.36	$0.79	0.51
Diluted Net Income Per Common Share:
Net income available to common shareholders	$238,190	170,555	$95,448	62,686
Weighted average common shares outstanding	121,796	125,076	120,900	122,924
Potentially dilutive shares from outstanding equity-based awards and Earnout Payments	832	636	914	680
Weighted average diluted common shares	122,628	125,712	121,814	123,604
Net income per common share, diluted	$1.94	1.36	$0.78	0.51

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
As of September 30, 2017 and 2016, there were 2.2 million and 2.5 million, respectively, potentially dilutive shares related to the Warrant and stock options to purchase shares of common stock that were outstanding during 2017 and 2016, but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.
Note 11 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. At September 30, 2017, Synovus had a total of 5.7 million shares of its authorized but unissued common stock reserved for future grants under the 2013 Omnibus Plan. The 2013 Omnibus Plan authorizes 8.6 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units, and performance share units) count as two share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. The Plan permits grants of share-based compensation including stock options, restricted share units, market restricted share units, and performance share units. The grants generally include vesting periods ranging from three to five years and contractual terms of ten years. Stock options are granted at exercise prices which equal the fair value of a share of common stock on the grant-date. Market restricted share units and performance share units are granted at target and are compared annually to required market and performance metrics to determine final units vested and compensation expense. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units, market restricted share units, and performance share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
Share-based Compensation Expense
Total share-based compensation expense was $10.6 million and $3.7 million for the nine and three months ended September 30, 2017, respectively, and $10.2 million and $3.4 million for the nine and three months ended September 30, 2016, respectively.
Stock Options
No stock option grants were made during the nine months ended September 30, 2017. At September 30, 2017, there were 809 thousand outstanding stock options to purchase shares of common stock with a weighted average exercise price of $17.82 per share.

Restricted Share Units, Performance Share Units, and Market Restricted Share Units
During the nine months ended September 30, 2017, Synovus awarded 235 thousand restricted share units that have a service-based vesting period of three years and awarded 73 thousand performance share units that vest upon service and performance conditions. Synovus also granted 73 thousand market restricted share units during the nine months ended September 30, 2017. The weighted average grant-date fair value of the awarded restricted share units, performance share units and market restricted share units was $41.95 per share. Market restricted share units and performance share units are granted at target and are compared annually to required market and performance metrics. The performance share units vest upon meeting certain service and performance conditions. Return on average assets (ROAA) performance is evaluated each year over a three-year performance period, with share distribution determined at the end of the three years. The number of performance share units that will ultimately vest ranges from 0% to 150% of target based on Synovus' three-year weighted average ROAA (as defined). The market restricted share units have a three-year service-based vesting component as well as a total shareholder return multiplier. The number of market restricted share units that will ultimately vest ranges from 75% to 125% of target based on Synovus' total shareholder return. At September 30, 2017, including dividend equivalents granted, there were 973 thousand restricted share units, performance share units and market restricted share units outstanding with a weighted average grant-date fair value of $32.91 per share.
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
Unfunded lending commitments and letters of credit at September 30, 2017 and December 31, 2016 are presented below.

(in thousands)	September 30, 2017	December 31, 2016
Letters of credit*	$152,082	150,948
Commitments to fund commercial real estate, construction, and land development loans	1,309,144	1,394,162
Unused credit card lines	1,170,429	1,103,431
Commitments under home equity lines of credit	1,133,569	1,096,052
Commitments to fund commercial and industrial loans	5,164,553	4,792,834
Other loan commitments	326,672	307,772
Total unfunded lending commitments and letters of credit	$9,256,449	8,845,199

* Represent the contractual amount net of risk participations of approximately $63 million and $83 million at September 30, 2017 and December 31, 2016, respectively.
Note 13 - Legal Proceedings
Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. Additionally, in the ordinary course of its business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. Synovus, like many other financial institutions, has been the target of numerous legal actions and other proceedings asserting claims for damages and related relief for losses. These actions include claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including putative class action matters. In addition to actual damages, if Synovus does not prevail in asserted legal actions, credit-related litigation could result in additional write-downs or charge-offs of loans, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off were to occur.
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of September 30, 2017 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
In addition, where Synovus determines that there is a reasonable possibility of a loss in respect of legal matters, Synovus considers whether it is able to estimate the total reasonably possible loss or range of loss. An event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely.” An event is “remote” if “the chance of the event or future event occurring is more than slight but less than reasonably possible." In many situations, Synovus may be unable to estimate reasonably possible losses due to the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. For those legal matters where Synovus is able to estimate a range of reasonably possible losses, management currently estimates the aggregate range from our outstanding litigation is from zero to $10 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be lower or higher. As there are further developments in these legal matters, Synovus will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations for any particular period.
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
Note 14 - Subsequent Events

On September 25, 2017, Synovus issued a notice of redemption to redeem all of the $300.0 million aggregate principal amount of its outstanding 7.875% senior notes due 2019 on November 9, 2017 at a “make whole” premium, plus accrued but unpaid interest on the 2019 notes to the redemption date.  The results for the three months ending December 31, 2017 will include a pre-tax loss of approximately $24 million related to early extinguishment of these notes.

On November 1, 2017, Synovus completed a public offering of $300.0 million of 3.125% senior notes due 2022. Proceeds from this offering will be used, in part, to fund the redemption of the 2019 notes.

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

(11)
risks related to the ability of our operational framework to manage risks associated with our business such as credit risk and operational risk, including third-party vendors and other service providers, which could, among other things, result in a breach of security systems as a result of cyber-attack or similar act;

(12)
our ability to identify and address cyber-security risks such as data security breaches, malware, 'denial of service' attacks, 'hacking', and identity theft, a failure of which could disrupt our business and result in disclosure of and/or misuse or misappropriation of confidential or proprietary information; disruption or damage to our systems; increased costs; significant loses; or adverse effects to our reputation;

(13)
the impact of recent and proposed changes in governmental policy, laws and regulations, including proposed and recently enacted changes in the regulation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations;

(14)	the risk that we could realize losses if we determine to sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets;

(15)	the risk that we may be exposed to potential losses in the event of fraud on cash accounts and/or theft;

(16)
the risk that we may not be able to identify suitable acquisition targets or strategic partners as part of our growth strategy and even if we are able to identify suitable acquisition counterparties, we may not be able to complete such transactions on favorable terms, if at all, or successfully integrate acquired bank or nonbank operations into our existing operations;

(17)	the risk that we may not be able to realize the anticipated benefits from our balance sheet restructuring actions;

(18)
the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;

(19)
the risks that if economic conditions worsen or regulatory capital rules are modified, or the results of mandated “stress testing” do not satisfy certain criteria, we may be required to undertake initiatives to improve our capital position;

(20)	changes in the cost and availability of funding due to changes in the deposit market and credit market;

(21)
restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(22)	our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;

(23)
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

(25)	the risk that our current tax position, including the realization of our deferred tax assets in the future, could be subject to comprehensive tax reform;

(26)
the risk that we could have an “ownership change” under Section 382 of the Code, which could impair our ability to timely and fully utilize our net operating losses and built-in losses that may exist when such “ownership change” occurs;

(27)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;

(28)	risks related to the fluctuation in our stock price;

(29)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(30)
other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Risk Factors" of this Report.

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
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 249 branches and 328 ATMs in Georgia, Alabama, South Carolina, Florida, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the nine and three months ended September 30, 2017 and financial condition as of September 30, 2017 and December 31, 2016. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2016 Form 10-K.
Management's Discussion and Analysis of Financial Condition and Results of Operations consists of:
•    Discussion of Results of Operations - Reviews Synovus' financial performance, as well as selected balance sheet items, items from the statements of income, significant transactions, and certain key ratios that illustrate Synovus' performance.

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
A reading of each section is important to understand fully the nature of our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS
Consolidated Financial Highlights

	Nine Months Ended September 30,				Three Months Ended September 30,
(dollars in thousands, except per share data)	2017	2016	Change		2017	2016	Change
Net interest income	$753,597	665,650	13.2%		$262,572	226,007	16.2%
Provision for loan losses	58,620	21,741	169.6		39,686	5,671	599.8
Non-interest income	275,974	199,188	38.5		135,435	68,155	98.7
Adjusted non-interest income(1)	204,456	199,589	2.4		68,418	68,345	0.1
Total revenues (2)	1,030,750	865,676	19.1		406,246	294,433	38.0
Adjusted total revenues(1)	958,943	866,203	10.7		331,273	294,682	12.4
Non-interest expense	594,780	562,716	5.7		205,646	185,871	10.6
Adjusted non-interest expense(1)	576,150	545,495	5.6		194,102	183,907	5.5
Income before income taxes	376,171	280,381	34.2		152,675	102,620	48.8
Net income	245,868	178,233	37.9		98,007	65,245	50.2
Net income available to common shareholders	238,190	170,555	39.7		95,448	62,686	52.3
Net income per common share, basic	1.96	1.36	43.4		0.79	0.51	54.8
Net income per common share, diluted	1.94	1.36	43.2		0.78	0.51	54.5
Adjusted net income per common share, diluted(1)	1.82	1.45	25.9		0.65	0.52	24.7
Net interest margin(3)	3.52%	3.27%	25	bps	3.63%	3.27	36	bps
Net charge-off ratio(3)	0.33	0.12	21	bps	0.62	0.12	50	bps
Adjusted net charge-off ratio(1)(3)	0.15	0.12	3	bps	0.06	0.12	(6	) bps
Return on average assets(3)	1.07	0.81	26	bps	1.27	0.88	39	bps
Adjusted return on average assets(1)(3)	1.01	0.87	14	bps	1.05	0.90	15	bps
Efficiency ratio	57.70	65.00	(730	) bps	50.62	63.13	(1,251	) bps
Adjusted efficiency ratio(1)	60.08	62.98	(290	) bps	58.59	62.41	(382	) bps

(1) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2) Consists of net interest income and non-interest income excluding investment securities (losses) gains, net.
(3) Annualized

	September 30, 2017	June 30, 2017	Sequential Quarter Change		September 30, 2016	Year-Over-Year Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$24,487,360	24,430,512	56,848		23,262,887	1,224,473
Total deposits	26,186,228	25,218,816	967,412		24,192,003	1,994,225
Total average deposits	25,286,919	24,991,708	295,211		24,030,291	1,256,628
Average core deposits(1)	23,756,030	23,612,149	143,881		22,620,552	1,135,478
Average core transaction deposits(1)	18,603,161	18,409,170	193,991		17,362,060	1,241,101

Non-performing assets ratio	0.57%	0.73	(16	) bps	0.77	(20	) bps
Non-performing loans ratio	0.40	0.65	(25	) bps	0.64	(24	) bps
Past due loans over 90 days	0.02	0.02	—		0.02	—

Common equity Tier 1 capital (transitional)	$2,749,304	2,734,983	14,321		2,596,233	153,071
Tier 1 capital	2,849,580	2,829,340	20,240		2,620,379	229,201
Total risk-based capital	3,362,127	3,340,155	21,972		3,139,465	222,662
Common equity Tier 1 capital ratio transitional(2)	10.06%	10.02	4	bps	9.96	10	bps
Tier 1 capital ratio(2)	10.43	10.37	6	bps	10.05	38	bps
Total risk-based capital ratio	12.30	12.24	6	bps	12.04	26	bps
Total shareholders’ equity to total assets ratio	9.47	9.77	(30	) bps	9.78	(31	) bps
Tangible common equity to tangible assets ratio(1)	8.88	9.15	(27	) bps	9.28	(40	) bps
Return on average common equity(3)	13.24	10.34	290	bps	8.89	435	bps
Adjusted return on average common equity(1)(3)	10.92	10.49	43	bps	9.08	184	bps
Adjusted return on average tangible common equity(1)(3)	11.19	10.75	44	bps	9.16	203	bps

(1) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2) June 30, 2017 ratios for CET1 transitional and Tier 1 capital were reported in error as 10.37% and 10.02%, respectively, on the June 30, 2017 Report.
(3) Annualized

Results for the Nine and Three Months Ended September 30, 2017
Third quarter of 2017 results include the Cabela's Transaction Fee, partially offset by certain balance sheet restructuring actions which resulted in pre-tax charges totaling $44.5 million. The fourth quarter of 2017 results will include a pre-tax loss on early extinguishment of debt totaling approximately $24 million due to the previously announced redemption of our 7.875% senior notes due 2019 at a redemption premium on November 9, 2017.
For the nine months ended September 30, 2017, net income available to common shareholders was $238.2 million, or $1.94 per diluted common share, an increase of 39.7% and 43.2%, respectively, compared to the nine months ended September 30, 2016. For the three months ended September 30, 2017, net income available to common shareholders was $95.4 million, or $0.78 per diluted common share, an increase of 52.3% and 54.5%, respectively, compared to the three months ended September 30, 2016. For the three months ended September 30, 2017, adjusted net income per common share, diluted was $0.65, up 24.7% compared to $0.52 for the third quarter of 2016. For the three months ended September 30, 2017, return on average assets was 1.27%, annualized, up 39 basis points from the third quarter of 2016 (adjusted return on average assets was 1.05%, annualized, up 15 basis points from the third quarter of 2016). See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.
Total revenues of $1.0 billion for the nine months ended September 30, 2017 were up 19.1% compared to the nine months ended September 30, 2016. Adjusted total revenues, which excludes the Cabela's Transaction Fee, net investment securities (losses) gains, net, and decrease in fair value of private equity investments, net, of $958.9 million for the nine months ended September 30, 2017 were up 10.7% compared to the nine months ended September 30, 2016. Total revenues of $406.2 million for the three months ended September 30, 2017 were up 38.0% compared to the three months ended September 30, 2016. Adjusted total revenues of $331.3 million for the three months ended September 30, 2017 were up 12.4% compared to the same time period in 2016 driven by net interest income growth of 16.2% from the prior year. Net interest income was $262.6 million for the three months ended September 30, 2017, up $36.6 million, or 16.2%, compared to the three months ended September 30, 2016. The net interest margin was 3.63% for the three months ended September 30, 2017, an increase of 12 basis points from the second quarter of 2017 and 36 basis points from 3.27% for the third quarter of 2016. The yield on earning assets was 4.11%, up 12 basis points from the second quarter of 2017 and up 40 basis points compared to the third quarter of 2016, and the effective cost of funds was 0.48%, unchanged from second quarter of 2017 and up four basis points from third quarter of 2016. The yield on loans was 4.49%, an increase of 13 basis points sequentially and 35 basis points from the third quarter of 2016. Earning asset yields also benefited from a reduction of the average balance of lower yielding funds held at the Federal Reserve. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.
Non-interest income for the nine and three months ended September 30, 2017 was $276.0 million and $135.4 million, respectively, up $76.8 million, or 38.5%, and up $67.3 million, or 98.7%, compared to the nine and three months ended September 30, 2016, respectively. Adjusted non-interest income, which excludes the Cabela's Transaction Fee, net investment securities (losses) gains, net, and decrease in fair value of private equity investments, net was up $4.9 million, or 2.4%, and flat, for the nine and three months ended September 30, 2017, compared to the same periods a year ago, respectively. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.
Non-interest expense for the nine and three months ended September 30, 2017 was $594.8 million and $205.6 million, respectively, compared to $562.7 million and $185.9 million for the nine and three months ended September 30, 2016, respectively. Adjusted non-interest expense for the nine and three months ended September 30, 2017, which excludes the third quarter of 2017 balance sheet restructuring actions of impairments on ORE and other properties held for sale, restructuring charges, net, loss on early extinguishment of debt, net, litigation contingency/settlement expense, merger-related expense, fair value adjustment to Visa derivative, amortization of intangibles, and certain earnout liability adjustments, increased $30.7 million, or 5.6%, and $10.2 million, or 5.5%, compared to the same periods in 2016, respectively. Synovus continues to generate positive operating leverage with the year-over-year expense growth primarily driven by strategic investments in talent and technology, higher third-party processing expense relating to third-party lending partnerships servicing fees, the addition of Global One, and expenses associated with Synovus Bank's transition to a single bank operating environment and single brand. Strategic investments in talent and technology accounted for approximately $15 million and $5 million of the increase for the nine and three months ended September 30, 2017, respectively, compared to the same periods in 2016, as Synovus continues to add key talent and invest in technology to enhance the customer experience. Third-party processing expense relating to the servicing fees of third-party lending partnerships increased by $3.4 million and $1.2 million for the nine and three months ended September 30, 2017, respectively, compared to the same periods in 2016, and Global One operating expenses accounted for $3.0 million and $1.2 million of the increase compared to the nine and three months ended September 30, 2016, respectively. Expenses associated with Synovus Bank's transition to a single bank operating environment and single brand resulted in higher expenses of $4.0 million and $1.1 million compared to the nine and three months ended September 30, 2016, respectively. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.

During the third quarter of 2017, Synovus completed certain balance sheet restructuring actions which included $77.8 million in loans transferred to held-for-sale (consisting primarily of NPLs) that resulted in charge-offs of $34.2 million and provision expense of $27.7 million. Additionally, foreclosed real estate expenses for the quarter included $7.1 million of charges related to discounts to fair value for completed or planned accelerated dispositions. Non-performing loans were $97.8 million at September 30, 2017, down $61.5 million from June 30, 2017 and down $50.3 million from September 30, 2016. The non-performing loan ratio was 0.40% at September 30, 2017, as compared to 0.65% at June 30, 2017 and 0.64% at September 30, 2016. Total non-performing assets were $138.6 million at September 30, 2017, down $40.3 million from June 30, 2017 and down $40.5 million from September 30, 2016. The non-performing assets ratio was 0.57% at September 30, 2017, as compared to 0.73% in the prior quarter, and 0.77% a year ago. Net charge-offs for the nine months ended September 30, 2017 were $60.7 million, or 0.33% as a percentage of average loans annualized, compared to $20.4 million, or 0.12% as a percentage of average loans annualized, for the nine months ended September 30, 2016. Excluding the third quarter of 2017 balance sheet restructuring actions, the adjusted net charge-off ratio for the nine months ended September 30, 2017 was 0.15%. Total delinquencies (consisting of loans 30 or more days past due and still accruing) were 0.35% of total loans at September 30, 2017 as compared to 0.27% at June 30, 2017 and 0.27% at September 30, 2016. The allowance for loan losses at September 30, 2017 was $249.7 million, or 1.02% of total loans, compared to $251.8 million, or 1.06% of total loans, at December 31, 2016 and $253.8 million, or 1.09% of total loans, at September 30, 2016. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.
Restructuring charges of $7.0 million were recorded during the nine months ended September 30, 2017 consisting primarily of severance charges of $6.4 million recorded during the first quarter of 2017 associated primarily with termination benefits incurred in conjunction with a voluntary early retirement program offered during the quarter. This program was part of Synovus' ongoing efficiency initiatives. Additionally, during the three months ended September 30, 2017, Synovus recorded restructuring charges of $519 thousand due to additional asset impairment charges of $515 thousand on properties previously identified for disposition. During the nine months ended September 30, 2016, Synovus recorded restructuring charges of $8.2 million consisting primarily of asset impairment charges related to corporate real estate optimization activities and branch closures.
At September 30, 2017, total loans were $24.49 billion, an increase of $631.0 million, or 3.5% annualized, and $1.22 billion or 5.3%, compared to December 31, 2016 and September 30, 2016, respectively. Year-over-year loan growth was driven by a $750.1 million or 15.6% increase in consumer loans and a $718.1 million or 6.5% increase in C&I loans, partially offset by a $245.6 million or 3.3% decline in CRE loans.
During the third quarter of 2017, total average deposits increased $295.2 million, or 4.7% annualized, compared to the second quarter of 2017, and increased $1.26 billion, or 5.2%, compared to the third quarter of 2016. Excluding the acquired WFB brokered time deposits, average deposits for the third quarter of 2017 increased $223.3 million, or 3.5% annualized, compared to the second quarter of 2017. Average core transaction deposits increased $194.0 million, or 4.2% annualized, compared to the prior quarter, and were up $1.24 billion, or 7.1%, compared to the third quarter of 2016. The increase in average deposits for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was due to growth in average core transaction deposits, which represented 73.6% of average deposits for the third quarter of 2017 compared to 72.3% a year ago. See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
During January 2016, Synovus repurchased $124.7 million of its subordinated notes that matured on June 15, 2017 in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. Results for the nine months ended September 30, 2016 included a $4.7 million pre-tax loss relating to this tender offer.
On September 25, 2017, Synovus issued a notice of redemption to redeem all of the $300.0 million aggregate principal amount of its outstanding 7.875% senior notes due 2019 on November 9, 2017 at a “make whole” premium, plus accrued but unpaid interest on the 2019 notes to the redemption date.  The results for the three months ending December 31, 2017 will include a pre-tax loss of approximately $24 million related to early extinguishment of these notes.
During the nine months ended September 30, 2017, Synovus repurchased $135.9 million in common stock under the current share repurchase program, which authorizes repurchases of up to $200 million of the Company's common stock to be executed during 2017. Additionally, during the first quarter of 2017, Synovus increased the quarterly common stock dividend by 25% to $0.15 per share effective with the quarterly dividend declared during the first quarter of 2017. Total shareholders' equity was $3.00 billion at September 30, 2017, compared to $2.93 billion at December 31, 2016, and $2.91 billion at September 30, 2016. Return on average common equity was 13.24%, annualized, for the three months ended September 30, 2017, compared to 10.34%, annualized, for the three months ended June 30, 2017, and 8.89%, annualized, for the three months ended September 30, 2016. Adjusted return on average common equity was 10.92%, annualized, for the three months ended September 30, 2017, compared to 10.49%, annualized, for the three months ended June 30, 2017, and 9.08%, annualized, for the three months ended September 30, 2016. Adjusted return on average tangible common equity was 11.19%, annualized, for the three months ended September 30, 2017, compared to 10.75%, annualized, for the three months ended June 30, 2017, and 9.16%, annualized, for the three months ended September 30, 2016. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.

2017 Outlook
For 2017, excluding the impact from the Cabela's Transaction Fee and balance sheet restructuring actions recognized during the third quarter of 2017, management currently expects:

•	Average loan growth of 5% to 7%

•	Average total deposits growth of 5% to 7%

•	Net interest income growth of 12% to 14%

•	Adjusted non-interest income* growth of 2% to 4%

•	Adjusted total non-interest expense* growth of 2% to 4%

•	Effective income tax rate of 34% to 35%

•	Adjusted net charge-off ratio* of 15 to 20 bps
* See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
Changes in Financial Condition
During the nine months ended September 30, 2017, total assets increased $1.54 billion from $30.10 billion at December 31, 2016 to $31.64 billion. The principal components of this increase were an increase in loans, net of deferred fees and costs, of $631.0 million and an increase in interest bearing funds with the Federal Reserve of $770.5 million. Additionally, investment securities available for sale, at fair value, increased by $107.2 million, and Synovus increased its investment in BOLI policies by $150.0 million during the nine months ended September 30, 2017. An increase of $1.54 billion in deposits, which includes the $1.10 billion in brokered time deposits acquired from WFB in the Cabela's Transaction, provided the primary funding source for the growth in assets. Long-term debt declined by $278.3 million during the nine months ended September 30, 2017 with Synovus' payoff of $278.6 million of subordinated notes at their maturity date of June 15, 2017. Other liabilities, at September 30, 2017, included $193.3 million accrued for purchases of investment securities available for sale settled during October, 2017.
Loans
The following table compares the composition of the loan portfolio at September 30, 2017, December 31, 2016, and September 30, 2016.

(dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2017 vs. December 31, 2016 % Change(1)	September 30, 2016	September 30, 2017 vs. September 30, 2016 % Change
Investment properties	$5,925,096	5,869,261	1.3%	5,898,631	0.4%
1-4 family properties	794,616	887,307	(14.0)	921,688	(13.8)
Land and development	507,212	616,297	(23.7)	652,232	(22.2)
Total commercial real estate	7,226,924	7,372,865	(2.6)	7,472,551	(3.3)
Commercial, financial and agricultural	6,961,709	6,909,036	1.0	6,537,656	6.5
Owner-occupied	4,765,433	4,636,016	3.7	4,471,365	6.6
Total commercial and industrial	11,727,142	11,545,052	2.1	11,009,021	6.5
Home equity lines	1,528,889	1,617,265	(7.3)	1,638,844	(6.7)
Consumer mortgages	2,557,680	2,296,604	15.2	2,243,154	14.0
Credit cards	225,725	232,413	(3.8)	232,309	(2.8)
Other consumer loans	1,245,278	818,183	69.8	693,204	79.6
Total consumer	5,557,572	4,964,465	16.0	4,807,511	15.6
Total loans	24,511,638	23,882,382	3.5	23,289,083	5.2
Deferred fees and costs, net	(24,278)	(25,991)	(8.8)	(26,196)	(7.3)
Total loans, net of deferred fees and costs	$24,487,360	23,856,391	3.5%	23,262,887	5.3%

(1) Percentage changes are annualized

At September 30, 2017, total loans were $24.49 billion, an increase of $631.0 million, or 3.5% annualized, and $1.22 billion or 5.3%, compared to December 31, 2016 and September 30, 2016, respectively. Year-over-year loan growth was driven by a $718.1 million or 6.5% increase in C&I loans and a $750.1 million or 15.6% increase in consumer loans, partially offset by a $245.6 million or 3.3% decline in CRE loans.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at September 30, 2017 were $18.95 billion, or 77.4% of the total loan portfolio, compared to $18.92 billion, or 79.3%, at December 31, 2016 and $18.48 billion, or 79.4%, at September 30, 2016.
At September 30, 2017 and December 31, 2016, Synovus had 26 and 29 commercial loan relationships, respectively, with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at both September 30, 2017 and December 31, 2016 was approximately $33 million and $34 million, respectively.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' total loan portfolio and is currently concentrated on small to middle market C&I lending dispersed throughout a diverse group of industries primarily in the Southeast and other selected areas in the United States. The following table shows the composition of the C&I portfolio aggregated by NAICS code. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are originated through Synovus' local market banking divisions and the Corporate Banking Group to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of September 30, 2017, approximately 93% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. C&I loans of $11.73 billion, representing 47.9% of the total loan portfolio, grew $182.0 million, or 2.1% annualized, from December 31, 2016 and $718.1 million, or 6.5%, from September 30, 2016. The year-over-year growth in C&I loans reflects $356.7 million in loans added from the Global One acquisition on October 1, 2016.

Commercial and Industrial Loans by Industry	September 30, 2017		December 31, 2016
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$2,709,369	23.1%	$2,598,438	22.5%
Manufacturing	932,355	8.0	872,559	7.6
Retail trade	844,068	7.2	876,951	7.6
Real estate and rental and leasing	817,497	7.0	764,296	6.6
Other services	785,735	6.7	816,846	7.1
Finance and insurance	733,843	6.3	764,811	6.6
Professional, scientific, and technical services	704,515	6.0	719,056	6.2
Wholesale trade	719,717	6.0	645,124	5.6
Real estate other	582,041	5.0	561,133	4.9
Accommodation and food services	538,749	4.6	530,232	4.6
Construction	455,816	3.9	465,632	4.0
Transportation and warehousing	407,663	3.5	385,350	3.3
Agriculture, forestry, fishing, and hunting	363,640	3.1	387,589	3.4
Administration, support, waste management, and remediation	268,458	2.3	287,391	2.5
Educational services	231,003	2.0	222,516	1.9
Information	212,829	1.8	240,437	2.1
Other industries	419,844	3.5	406,691	3.5
Total commercial and industrial loans	$11,727,142	100.0%	$11,545,052	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
At September 30, 2017, $6.96 billion of C&I loans, or 28.4% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.

At September 30, 2017, $4.77 billion of C&I loans, or 19.5% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the real estate. These loans are predominately secured by owner-occupied properties and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
Total CRE loans consist of investment properties loans, 1-4 family properties loans, as well as land and development loans. These loans are subject to the same uniform lending policies referenced above. CRE loans of $7.23 billion, representing 29.5% of the total loan portfolio, decreased $145.9 million, or 2.6% annualized, from December 31, 2016 and decreased $245.6 million, or 3.3%, from September 30, 2016. The decline from a year ago was driven by strategic reductions in 1-4 family properties and land and development loans and a $15.7 million reduction from sales and transfers to held for sale during the third quarter of 2017.  This decline was partially offset by growth in investment properties.
Investment Properties Loans
Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses, and other investment property. Total investment properties loans as of September 30, 2017 were $5.93 billion, or 82.0% of the total CRE portfolio and 24.2% of the total loan portfolio, compared to $5.87 billion, or 79.6% of the total CRE portfolio and 24.6% of the total loan portfolio at December 31, 2016, an increase of $55.8 million, or 1.3% annualized. The net growth since year-end reflects an $84.0 million or 15.0% annualized growth in hotel loans, a $68.2 million or 5.8% annualized growth rate in multi-family loans, partially offset by a $124.0 million or 17.2% annualized decline in the shopping center portfolio. Synovus' investment properties portfolio is well diversified by property type, geography (primarily within Synovus' primary market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida), and tenants. The investment properties loans are primarily secured by the property being financed by the loans; however, these loans may also be secured by real estate or other assets beyond the property being financed.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to homebuilders and commercial mortgage loans to real estate investors and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Construction loans are generally interest-only loans and typically have maturities of three years or less, and commercial mortgage loans generally have maturities of three to five years, with amortization periods of up to fifteen to twenty years. At September 30, 2017, 1-4 family properties loans totaled $794.6 million, or 11.0% of the total CRE portfolio and 3.2% of the total loan portfolio, compared to $887.3 million, or 12.0% of the total CRE portfolio and 3.7% of the total loan portfolio at December 31, 2016.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. These loans have short-term maturities and are typically unamortized. Properties securing these loans are substantially within the Synovus footprint, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the loan to value of the collateral and the capacity of the guarantor(s). Total land and development loans were $507.2 million at September 30, 2017, or 2.1% of the total loan portfolio, a decline of $109.1 million, or 23.7% annualized, from December 31, 2016. Synovus continues to strategically reduce its exposure to these types of loans.
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
Consumer loans at September 30, 2017 totaled $5.56 billion, representing 22.6% of the total loan portfolio compared to $4.96 billion, or 20.7% of the total loan portfolio at December 31, 2016, and $4.81 billion, or 20.6% of the total loan portfolio at September 30, 2016. Consumer loans increased $593.1 million, or 16.0% annualized, from December 31, 2016 and $750.1 million, or 15.6%, from September 30, 2016. Consumer mortgages grew $261.1 million or 15.2% annualized, from December 31, 2016, and $314.5 million, or 14.0%, from September 30, 2016 primarily due to continued recruiting of mortgage loan originators in strategic markets throughout the footprint as well as enhanced origination efforts, which also create additional cross-selling opportunities for other products. Credit card loans totaled $225.7 million at September 30, 2017, including $59.1 million of commercial credit card loans. The commercial credit card loans relate to Synovus' commercial customers who utilize corporate credit cards for various business activities. Other consumer loans increased $427.1 million, or 69.8% annualized, from December

31, 2016, and $552.1 million, or 79.6%, from September 30, 2016 due to two consumer-based lending partnerships. One lending partnership, which began in the third quarter of 2015, is a program that provides merchants and contractors nationwide with the ability to offer term financing to their customers for major purchases and home improvement projects. The other lending partnership, which began in the second quarter of 2016, primarily provides qualified borrowers the ability to refinance student loan debt. As of September 30, 2017, these partnerships had combined balances of $915.2 million, or 3.7% of the total loan portfolio.
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
At June 30, 2017, weighted-average FICO scores within the residential real estate portfolio were 761 for HELOCs and 770 for consumer mortgages. Conservative debt-to-income ratios (average HELOC debt to income ratio of loans originated) were maintained in both the third quarter and second quarter of 2017 at 32.3%. HELOC utilization rates (total amount outstanding as a percentage of total available lines) were 55.9% and 58.3% at September 30, 2017 and December 31, 2016, respectively. Additionally, we maintained loan-to-value ratios based upon prudent guidelines to ensure consistency with Synovus' overall risk philosophy. At September 30, 2017, 36% of home equity line balances were secured by a first lien, and 64% were secured by a second lien. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.
Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of the origination date or, if the loan has been refinanced, as of the refinance date, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' consumer lending strategy, and Synovus does not currently offer specific higher-risk consumer loans, alt-A, no documentation or stated income residential real estate loan products. Synovus estimates that, as of September 30, 2017, it had $87.0 million of higher-risk consumer loans (1.6% of the consumer portfolio and 0.4% of the total loan portfolio) compared to $105.3 million as of September 30, 2016. Included in these amounts as of September 30, 2017 and 2016 are approximately $11 million and $12 million, respectively, of accruing TDRs.

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of average deposits for the time periods indicated.

Composition of Average Deposits

(dollars in thousands)	September 30, 2017	%(1)	June 30, 2017	%(1)	December 31, 2016	%(1)	September 30, 2016	%(1)
Non-interest bearing demand deposits	$7,305,508	28.9%	7,298,845	29.2	7,280,033	29.5	$7,042,908	29.3
Interest bearing demand deposits	4,868,372	19.3	4,837,053	19.4	4,488,135	18.2	4,274,117	17.8
Money market accounts, excluding brokered deposits	7,528,036	29.8	7,427,562	29.7	7,359,067	29.8	7,227,030	30.1
Savings deposits	803,185	3.2	805,019	3.2	908,725	3.7	797,961	3.3
Time deposits, excluding brokered deposits	3,250,929	12.9	3,243,670	13.0	3,244,373	13.2	3,278,536	13.6
Brokered deposits	1,530,889	6.1	1,379,559	5.5	1,380,932	5.6	1,409,739	5.9
Total average deposits	$25,286,919	100.0	24,991,708	100.0	24,661,265	100.0	$24,030,291	100.0
Average core deposits(2)	23,756,030	93.9	23,612,149	94.5	23,280,334	94.4	22,620,552	94.1
Average core transaction deposits (2)	$18,603,161	73.6	18,409,170	73.7	17,776,147	72.1	$17,362,060	72.3

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
During the third quarter of 2017, total average deposits increased $295.2 million, or 4.7% annualized, compared to the second quarter of 2017, and increased $1.26 billion, or 5.2%, compared to the third quarter of 2016. Excluding the acquired WFB brokered time deposits, average deposits for the third quarter of 2017 increased $223.3 million, or 3.5% annualized, compared to the second quarter of 2017. Average core transaction deposits increased $194.0 million, or 4.2% annualized, compared to the prior quarter, and were up $1.24 billion, or 7.1%, compared to the third quarter of 2016. The increase in average deposits for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was due to growth in average core transaction deposits, which represented 73.6% of average deposits for the third quarter of 2017 compared to 72.3% a year ago. See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
Average non-interest bearing demand deposits as a percentage of total average deposits were 28.9% for the three months ended September 30, 2017, compared to 29.2% for the three months ended June 30, 2017 and 29.3% for the three months ended September 30, 2016.
Average time deposits of $100,000 and greater for the three months ended September 30, 2017, June 30, 2017, and September 30, 2016 were $3.05 billion, $2.86 billion, and $2.81 billion, respectively, and included average brokered time deposits of $983.4 million, $815.5 million, and $775.1 million, respectively. These larger deposits represented 12.1%, 11.4%, and 11.7% of total average deposits for the three months ended September 30, 2017, June 30, 2017, and September 30, 2016, respectively, and included brokered time deposits which represented 3.9%, 3.3%, and 3.2% of total average deposits for the three months ended September 30, 2017, June 30, 2017, and September 30, 2016, respectively. Brokered time deposits acquired from WFB in the Cabela's Transaction increased average brokered time deposits by $71.9 million for the three months ended September 30, 2017.
During May 2016, Synovus launched a bank deposit sweep product, which resulted in the addition of approximately $293 million in deposits from existing customers of Synovus Securities.   These customers previously had their cash balances invested in mutual funds with an unaffiliated institution. The total aggregate balance of these accounts was approximately $326.2 million as of September 30, 2017.
During the third quarter of 2017, total average brokered deposits represented 6.1% of total average deposits compared to 5.5% and 5.9% of total average deposits the previous quarter and the third quarter a year ago, respectively.

Non-interest Income
Non-interest income for the nine and three months ended September 30, 2017 was $276.0 million and $135.4 million, respectively, up $76.8 million, or 38.5%, and up $67.3 million, or 98.7%, compared to the nine and three months ended September 30, 2016, respectively. Adjusted non-interest income, which excludes the Cabela's Transaction Fee, net investment securities (losses) gains, net, and decrease in fair value of private equity investments, net was up $4.9 million, or 2.4%, and flat, for the nine and three months ended September 30, 2017, compared to the same periods a year ago, respectively. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.
The following table shows the principal components of non-interest income.

Non-interest Income	Nine Months Ended September 30,			Three Months Ended September 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Service charges on deposit accounts	$59,848	60,772	(1.5)%	$20,255	20,822	(2.7)%
Fiduciary and asset management fees	37,290	34,691	7.5	12,615	11,837	6.6
Brokerage revenue	21,947	20,019	9.6	7,511	6,199	21.2
Mortgage banking income	17,151	18,755	(8.6)	5,603	7,329	(23.6)
Bankcard fees	24,339	24,988	(2.6)	7,901	8,269	(4.5)
Cabela's Transaction Fee	75,000	—	nm	75,000	—	nm
Investment securities (losses) gains, net	(289)	126	nm	(7,956)	59	nm
Decrease in fair value of private equity investments, net	(3,193)	(527)	nm	(27)	(249)	nm
Other fee income	16,127	15,255	5.7	5,094	5,171	(1.5)
Other non-interest income	27,754	25,109	10.5	9,439	8,718	8.3
Total non-interest income	$275,974	199,188	38.5%	$135,435	68,155	98.7%

Principal Components of Non-interest Income
Service charges on deposit accounts for the nine and three months ended September 30, 2017 were down $924 thousand, or 1.5%, and down $567 thousand, or 2.7%, respectively, compared to the nine and three months ended September 30, 2016. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were $27.4 million and $9.4 million for the nine and three months ended September 30, 2017, respectively, down $647 thousand, or 2.3%, and $236 thousand, or 2.4%, compared to the nine and three months ended September 30, 2016, respectively. The decline in NSF fees from prior year is primarily due to lower Regulation E opt-in rates on new accounts as well as lower incident levels given higher average deposit balances. Account analysis fees were $18.6 million and $6.3 million for the nine and three months ended September 30, 2017, respectively, up $382 thousand, or 2.1%, and up $122 thousand, or 2.0%, compared to the nine and three months ended September 30, 2016, respectively. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, for the nine and three months ended September 30, 2017 were $13.9 million and $4.5 million, down $659 thousand, or 4.5%, and $452 thousand, or 9.2%, compared to the same periods in 2016. The decline in all other service charges is largely due to a one-time impact during 2017 from account level conversions required for Synovus Bank's transition to a single bank operating environment.
Fiduciary and asset management fees are derived from providing estate administration, employee benefit plan administration, personal trust, corporate trust, corporate bond, investment management, and financial planning services. Fiduciary and asset management fees increased $2.6 million, or 7.5%, and $778 thousand, or 6.6%, for the nine and three months ended September 30, 2017, respectively, compared to the nine and three months ended September 30, 2016. The year-over-year increase is driven by growth in total assets under management, which ended the quarter at $13.0 billion, an increase of 14.8% from September 30, 2016, from higher equity markets as well as increased banker productivity, as Synovus continues to benefit from new talent additions.
Brokerage revenue, which consists primarily of brokerage commissions, was $21.9 million and $7.5 million for the nine and three months ended September 30, 2017, respectively, up $1.9 million, or 9.6%, and up $1.3 million, or 21.2%, compared to the nine and three months ended September 30, 2016, respectively. The increase for 2017 compared to 2016 is largely driven by growth in brokerage assets under management, which ended the quarter at $2.25 billion, an increase of 22.3% from September 30, 2016, as well as increased banker productivity, as Synovus continues to benefit from new talent additions.

Mortgage banking income was $17.2 million and $5.6 million for the nine and three months ended September 30, 2017, respectively, compared to $18.8 million and $7.3 million for the same periods in 2016. During the third quarter of 2017, mortgage production excluding portfolio loan production decreased 1.9% sequentially and declined 14.3% from the same time period in 2016, reflecting a decline in refinancing volume. Total mortgage production for the first nine months of 2017 was $978.7 million. Mortgage production excluding portfolio loan production for the nine months ended September 30, 2017 was $491.3 million, down 5.2% from the same time period of 2016.
Bankcard fees totaled $24.3 million and $7.9 million for the nine and three months ended September 30, 2017, respectively, compared to $25.0 million and $8.3 million for the same periods in 2016. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Debit card interchange fees were $12.9 million, up $109 thousand, or 0.9%, and $4.3 million, up $4 thousand, or 0.1%, for the nine and three months ended September 30, 2017, respectively, compared to the same periods in 2016. Credit card interchange fees were $16.6 million, down $254 thousand, or 1.5%, and $5.5 million, down $147 thousand, or 2.6%, for the nine and three months ended September 30, 2017, respectively, compared to the same periods in 2016.
On September 25, 2017, Synovus Bank completed the Cabela's Transaction and received the Cabela's Transaction Fee.
Investment securities (losses) gains, net, were ($289) thousand and ($8.0) million, for the nine and three months ended September 30, 2017, respectively. During the third quarter of 2017, as part of its balance sheet restructuring actions, Synovus repositioned the available for sale securities portfolio and recorded a net loss of ($8.0) million. The first quarter of 2017 included a $3.4 million gain on the sale of an equity position and a $4.3 million gain from the repositioning of the investment securities portfolio.
Other fee income includes fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for automated teller machine use, customer swap dealer fees, and other service charges. Other fee income was higher by $871 thousand, or 5.7%, for the nine months ended September 30, 2017, compared to the same period in 2016 driven by higher customer swap dealer fees and syndication arranger fees.
The main components of other non-interest income are income from BOLI policies, insurance commissions, gains from sales of GGL/SBA loans, card sponsorship fees, and other miscellaneous items. The increase of $2.6 million, or 10.5%, and $721 thousand, or 8.3%, during the nine and three months ended September 30, 2017, respectively, compared to the same periods in 2016, was due primarily to growth in BOLI revenues and gains on sales of GGL/SBA loans. BOLI revenues grew $2.2 million and $726 thousand during the nine and three months ended September 30, 2017, respectively, driven by additional investments in BOLI policies. Gains from the sale of GGL/SBA loans were up $1.1 million compared to 2016 on a year-to-date basis and lower by $112 thousand for the third quarter of 2017 compared to the third quarter of 2016.
Non-interest Expense
Non-interest expense for the nine and three months ended September 30, 2017 was $594.8 million and $205.6 million, respectively, compared to $562.7 million and $185.9 million for the nine and three months ended September 30, 2016, respectively. Adjusted non-interest expense for the nine and three months ended September 30, 2017, which excludes the third quarter of 2017 balance sheet restructuring actions of impairments on ORE and other properties held for sale, restructuring charges, net, loss on early extinguishment of debt, net, litigation contingency/settlement expense, merger-related expense, fair value adjustment to Visa derivative, amortization of intangibles, and certain earnout liability adjustments, increased $30.7 million, or 5.6%, and $10.2 million, or 5.5%, compared to the same periods in 2016, respectively. Synovus continues to generate positive operating leverage with the year-over-year expense growth primarily driven by strategic investments in talent and technology, higher third-party processing expense relating to third-party lending partnerships servicing fees, the addition of Global One, and expenses associated with Synovus Bank's transition to a single bank operating environment and single brand. Strategic investments in talent and technology accounted for approximately $15 million and $5 million of the increase for the nine and three months ended September 30, 2017, respectively, compared to the same periods in 2016, as Synovus continues to add key talent and invest in technology to enhance the customer experience. Third-party processing expense relating to the servicing fees of third-party lending partnerships increased by $3.4 million and $1.2 million for the nine and three months ended September 30, 2017, respectively, compared to the same periods in 2016, and Global One operating expenses accounted for $3.0 million and $1.2 million of the increase compared to the nine and three months ended September 30, 2016, respectively. Expenses associated with Synovus Bank's transition to a single bank operating environment and single brand resulted in higher expenses of $4.0 million and $1.1 million compared to the nine and three months ended September 30, 2016, respectively. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.

The following table summarizes the components of non-interest expense for the nine and three months ended September 30, 2017 and 2016.

Non-interest Expense
	Nine Months Ended September 30,			Three Months Ended September 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Salaries and other personnel expense	$322,079	300,364	7.2%	$109,675	101,945	7.6%
Net occupancy and equipment expense	89,837	81,480	10.3	30,573	28,120	8.7
Third-party processing expense	39,882	34,033	17.2	13,659	11,219	21.7
FDIC insurance and other regulatory fees	20,723	20,100	3.1	7,078	6,756	4.8
Professional fees	20,048	19,794	1.3	7,141	6,486	10.1
Advertising expense	14,868	15,358	(3.2)	3,610	5,597	(35.5)
Foreclosed real estate expense, net	10,847	9,998	8.5	7,265	2,725	166.6
Earnout liability adjustment	3,766	—	nm	2,059	—	nm
Merger-related expense	110	550	(80.0)	23	550	(95.8)
Loss on early extinguishment of debt, net	—	4,735	nm	—	—	nm
Fair value adjustment to Visa derivative	—	1,079	nm	—	360	nm
Restructuring charges, net	7,043	8,225	(14.4)	519	1,243	(58.2)
Other operating expenses	65,577	67,000	(2.1)	24,044	20,870	15.2
Total non-interest expense	$594,780	562,716	5.7%	$205,646	185,871	10.6%

Salaries and other personnel expenses increased $21.7 million, or 7.2%, and $7.7 million, or 7.6%, for the nine and three months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to annual merit increases, talent additions, higher self-insurance expense, and Global One.
Net occupancy and equipment expense was up $8.4 million, or 10.3%, and $2.5 million, or 8.7%, for the nine and three months ended September 30, 2017, respectively, compared to the same periods in 2016 as costs associated with growth in technology investments offset efficiencies gained in occupancy and related expenses. Synovus' branch network consists of 249 locations at September 30, 2017 compared to 250 branches a year ago.
Third-party processing expense includes all third-party core operating system and processing charges as well as third-party servicing charges. Third-party processing expense increased $5.8 million, or 17.2%, and $2.4 million, or 21.7%, for the nine and three months ended September 30, 2017, respectively, compared to the same periods in 2016, driven by an increase of $3.4 million and $1.2 million for the nine and three months ended September 30, 2017, respectively, compared to the same periods in 2016, from servicing fees associated with loan growth from Synovus' two consumer-based lending partnerships.
FDIC insurance and other regulatory fees increased by $623 thousand, or 3.1%, and $322 thousand, or 4.8%, for the nine and three months ended September 30, 2017, compared to the same periods in 2016. On March 15, 2016, the FDIC approved a final rule to increase the DIF to the statutorily required minimum level of 1.35%. Congress, in the Dodd-Frank Act, increased the minimum for the DIF reserve ratio, the ratio of the amount in the fund to insured deposits, from 1.15% percent to 1.35% and required that the ratio reach that level by September 30, 2020. Further, the Dodd-Frank Act also made banks with $10 billion or more in total assets responsible for the increase from 1.15% to 1.35%. Under a rule adopted by the FDIC in 2011, regular assessment rates for all banks would decline when the reserve ratio reached 1.15%, which occurred during the second quarter of 2016. Banks with total assets of less than $10 billion have substantially lower assessment rates under the 2011 rule. The final rule imposed on banks with at least $10 billion in assets a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The FDIC expects the reserve ratio will likely reach 1.35% after approximately two years of payments of the surcharges. The final rule became effective on July 1, 2016 with surcharge assessments beginning July 1, 2016. Synovus' FDIC insurance cost remained relatively flat to prior levels following the surcharge assessment since regular assessment rates declined at the same time the surcharge assessment became effective.
Professional fees for the nine and three months ended September 30, 2017 were up $254 thousand, or 1.3%, and $655 thousand, or 10.1%, respectively, compared to the same periods in 2016, driven by increases in consulting expense primarily related to Synovus Bank's transition to a single bank operating environment.
Foreclosed real estate expense for the nine and three months ended September 30, 2017 included the third quarter of 2017 balance sheet restructuring actions with $7.1 million recorded for discounts to fair value for completed or planned ORE accelerated dispositions. ORE balances declined $17.9 million to $10.6 million at September 30, 2017 compared to prior year.

During the nine and three months ended September 30, 2017, Synovus recorded contingent consideration expense of $3.8 million, and $2.1 million, respectively, resulting from updates to the estimated fair value of the Global One earnout liability.
Merger-related expense consists of professional fees relating to the October 1, 2016 acquisition of Global One. See "Note 2- Acquisitions" in this Report for more information on the acquisition of Global One.
During January 2016, Synovus repurchased $124.7 million of its subordinated notes that matured on June 15, 2017 in conjunction with Synovus' cash tender offer that commenced on December 23, 2015 and expired on January 22, 2016. Results for the nine months ended September 30, 2016 included a $4.7 million pre-tax loss relating to this tender offer.
On September 25, 2017, Synovus issued a notice of redemption to redeem all of the $300.0 million aggregate principal amount of its outstanding 7.875% senior notes due 2019 on November 9, 2017 at a “make whole” premium, plus accrued but unpaid interest on the 2019 notes to the redemption date.  The results for the three months ending December 31, 2017 will include a pre-tax loss of approximately $24 million related to early extinguishment of these notes.
    Restructuring charges of $7.0 million were recorded during the nine months ended September 30, 2017 consisting primarily of severance charges of $6.4 million recorded during the first quarter of 2017. Severance charges included $6.2 million for termination benefits incurred in conjunction with a voluntary early retirement program offered during the first quarter of 2017. This program was part of Synovus' ongoing efficiency initiatives. For the three months ended September 30, 2017, Synovus recorded restructuring charges of $519 thousand due to additional asset impairment charges of $515 thousand on properties previously identified for disposition. During the nine months ended September 30, 2016, Synovus recorded restructuring charges of $8.2 million with $4.8 million of those charges related to corporate real estate optimization activities and $3.3 million associated with branch closures.
Other operating expenses for the three months ended September 30, 2017 included balance sheet restructuring charges of $1.2 million for asset impairment charges related to accelerated disposition of other properties held for sale while other operating expenses for the three months ended September 30, 2016 were reduced by $1.7 million in gains on sales of properties held for sale. Additionally, the three months ended September 30, 2016 included a $2.4 million gain related to the purchase of an additional interest in an existing NPL at a discount that was subsequently paid in full. Other operating expenses for the nine months ended September 30, 2017 included a $2.4 million gain from the settlement of a contingent receivable during the second quarter of 2017 while the nine months ended September 30, 2016 included litigation settlement expense of $2.5 million recognized primarily during the first quarter of 2016.
The efficiency ratio improved to below 59% during the third quarter of 2017. The adjusted efficiency ratio was 58.59% in the third quarter of 2107 compared to 62.41% in the third quarter of 2016. The calculation of the adjusted efficiency ratio was revised during the first quarter of this year.  ORE expense and other credit costs had been excluded since the financial crisis due to the abnormal level of expenditure.  Given the more normalized level of expense that Synovus is now experiencing, these costs will be included in the calculation hereafter (excluding the third quarter of 2017 balance sheet restructuring actions) and previous quarters have been restated as well. The change in the calculation resulted in a higher adjusted efficiency ratio. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.
Income Tax Expense
Income tax expense was $130.3 million and $54.7 million for the nine and three months ended September 30, 2017, respectively, representing an effective tax rate of 34.6% and 35.8% for the respective periods compared to income tax expense of $102.1 million and $37.4 million for the nine and three months ended September 30, 2016, respectively, representing an effective tax rate of 36.4% for both periods.
The effective tax rate is impacted by discrete items that may occur in any given period but are not consistent from period-to-period such as share-based compensation, valuation allowance changes, and changes to unrecognized tax benefits. The decrease in the effective tax rate in 2017 as compared to 2016 is primarily related to the adoption of ASU 2016-09, as further described below. The effective tax rate for 2017 also reflects a $2.6 million reduction in the deferred tax asset valuation allowance relating to certain tax credits.

As disclosed in Note 1, Synovus adopted ASU 2016-09 effective January 1, 2017, which includes a requirement to record all tax effects associated with share-based compensation through the income statement.  These tax effects, which are determined upon the vesting of restricted share units and the exercise of stock options, are treated as discrete items in the period in which they occur.  For the nine and three months ended September 30, 2017, the impact from the adoption of ASU 2016-09 was an income tax benefit of $4.7 million and $211 thousand, respectively.

CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the quality of its loan portfolio by industry, property type, geography, as well as credit quality metrics and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. Credit quality metrics have remained favorable during the first nine months of 2017. The decline in non-performing assets is driven by the activities described below.
During the three months ended September 30, 2017, Synovus completed certain balance sheet restructuring actions which included the transfer of $77.8 million in loans (consisting primarily of non-performing loans) to held-for-sale.  This action resulted in provision expense of $27.7 million and net charge-offs of $34.2 million due to the actual or planned sale of such loans in an accelerated timeline, which required discounts below fair value.  Additionally, the third quarter results also reflect ORE write-downs totaling $7.1 million consisting of discounts to fair value for completed or planned ORE accelerated dispositions.
The table below includes selected credit quality metrics.

Credit Quality Metrics
(dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Non-performing loans	$97,838	153,378	148,155
Impaired loans held for sale(1)	30,197	—	2,473
Other real estate	10,551	22,308	28,438
Non-performing assets	$138,586	175,686	179,066
Non-performing loans as a % of total loans	0.40%	0.64	0.64
Non-performing assets as a % of total loans, other loans held for sale, and ORE	0.57	0.74	0.77
Loans 90 days past due and still accruing	$5,685	3,135	5,358
As a % of total loans	0.02%	0.01	0.02
Total past due loans and still accruing	$84,853	65,106	61,781
As a % of total loans	0.35%	0.27	0.27
Net charge-offs, quarter	$38,098	8,319	6,930
Net charge-offs/average loans, quarter	0.62%	0.14	0.12
Net charge-offs, year-to-date	$60,695	28,738	20,420
Net charge-offs/average loans, year-to-date	0.33%	0.12	0.12
Provision for loan losses, quarter	$39,686	6,259	5,671
Provision for loan losses, year-to-date	58,620	28,000	21,741
Allowance for loan losses	249,683	251,758	253,817
Allowance for loan losses as a % of total loans	1.02%	1.06	1.09

(1) Represent only impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value, less costs to sell, based primarily on estimated sales proceeds net of selling costs.
Non-performing Assets
Total NPAs were $138.6 million at September 30, 2017, a $37.1 million, or 21.1%, decrease from $175.7 million at December 31, 2016 and a $40.5 million, or 22.6%, decrease from $179.1 million at September 30, 2016. The year-over-year decline in non-performing assets was driven by the continued resolution of problem assets including accelerated dispositions and transfers to held for sale in conjunction with the balance sheet restructuring actions described above. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate were 0.57% at September 30, 2017 compared to 0.74% at December 31, 2016 and 0.77% at September 30, 2016.
Retail Trade Loan Portfolio
As of September 30, 2017, loans in the retail trade industry consisted of $844.1 million of C&I loans and $840.4 million of CRE (investment properties) loans. These portfolios are well-diversified geographically. Based on an analysis of these portfolios as of September 30, 2017, we believe that the majority of these loans do not have exposure to the retail sectors which are most adversely impacted by competition from online retail and big-box retail store closures. As of September 30, 2017, these portfolios had non-performing loans of $4.3 million, 0.01% of loans past due 90 days or more, and 0.13% of loans past due 30 days or more as a percentage of total retail trade loans outstanding.

Troubled Debt Restructurings
Accruing TDRs were $166.9 million at September 30, 2017, compared to $195.8 million at December 31, 2016 and $201.9 million at September 30, 2016. Accruing TDRs declined $28.9 million, or 14.7%, from December 31, 2016 and $35.0 million, or 17.3%, from a year ago primarily due to continued decline in TDR inflows, fewer TDRs needing to retain the TDR designation upon subsequent renewal, refinance, or modification, and pay-offs.
At September 30, 2017, the allowance for loan losses allocated to these accruing TDRs was $8.5 million compared to $9.8 million at December 31, 2016 and $11.8 million at September 30, 2016. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At September 30, 2017 and December 31, 2016, 94% and 99%, respectively, of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have remained negligible, and consisted of four defaults with a recorded investment of $498 thousand for the nine months ended September 30, 2017 compared to two defaults with a recorded investment of $181 thousand for the nine months ended September 30, 2016.

Accruing TDRs by Risk Grade	September 30, 2017		December 31, 2016		September 30, 2016
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Pass	$65,018	39.0%	81,615	41.7	66,887	33.1
Special Mention	17,759	10.6	29,250	14.9	37,259	18.6
Substandard accruing	84,141	50.4	84,911	43.4	97,750	48.4
Total accruing TDRs	$166,918	100.0%	195,776	100.0	201,896	100.0

Accruing TDRs Aging by Portfolio Class
	September 30, 2017
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Investment properties	$27,715	—	—	27,715
1-4 family properties	15,695	46	—	15,741
Land and development	15,344	229	—	15,573
Total commercial real estate	58,754	275	—	59,029
Commercial, financial and agricultural	36,094	7,166	58	43,318
Owner-occupied	34,085	1,683	—	35,768
Total commercial and industrial	70,179	8,849	58	79,086
Home equity lines	5,988	7	—	5,995
Consumer mortgages	17,038	1,298	—	18,336
Credit cards	—	—	—	—
Other consumer loans	4,469	3	—	4,472
Total consumer	27,495	1,308	—	28,803
Total accruing TDRs	$156,428	10,432	58	166,918

	December 31, 2016
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Investment properties	$30,182	133	—	30,315
1-4 family properties	22,694	—	—	22,694
Land and development	26,015	10	—	26,025
Total commercial real estate	78,891	143	—	79,034
Commercial, financial and agricultural	31,443	798	—	32,241
Owner-occupied	52,333	—	—	52,333
Total commercial and industrial	83,776	798	—	84,574
Home equity lines	7,526	412	—	7,938
Consumer mortgages	18,518	572	—	19,090
Credit cards	—	—	—	—
Other consumer loans	5,013	127	—	5,140
Total consumer	31,057	1,111	—	32,168
Total accruing TDRs	$193,724	2,052	—	195,776

Non-accruing TDRs were $9.0 million at September 30, 2017 compared to $11.4 million at December 31, 2016. Non-accruing TDRs generally may be returned to accrual status if there has been a period of performance, consisting usually of at least a six month sustained period of repayment performance in accordance with the terms of the agreement.
Potential Problem Loans
Potential problem loans are defined by management as being certain performing loans with a well-defined weakness where there is known information about possible credit problems of borrowers which causes management to have concerns about the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of commercial Substandard accruing loans but exclude loans 90 days past due and still accruing interest and accruing TDRs classified as Substandard since these loans are disclosed separately. Potential problem commercial loans were $125.4 million at September 30, 2017 compared to $162.0 million and $172.5 million at December 31, 2016 and September 30, 2016, respectively. Synovus cannot predict whether these potential problem loans ultimately will become non-performing loans or result in losses.
Net Charge-offs
Net charge-offs for the nine months ended September 30, 2017 were $60.7 million, or 0.33% as a percentage of average loans annualized, compared to $20.4 million, or 0.12%, as a percentage of average loans annualized for the nine months ended September 30, 2016. The $40.3 million increase from 2016 is primarily due to $34.2 million in net charge-offs recorded during the third quarter of 2017 in conjunction with the aforementioned transfers to held for sale completed during the quarter.

Provision for Loan Losses and Allowance for Loan Losses
For the nine months ended September 30, 2017, the provision for loan losses was $58.6 million, an increase of $36.9 million, or 169.6%, compared to the nine months ended September 30, 2016 primarily due to $27.7 million incurred in connection with the aforementioned transfers to held for sale completed during the third quarter.
The allowance for loan losses at September 30, 2017 was $249.7 million, or 1.02% of total loans, compared to $251.8 million, or 1.06% of total loans, at December 31, 2016 and $253.8 million, or 1.09% of total loans, at September 30, 2016.
Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by their primary federal regulator, the Federal Reserve. Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements.
At September 30, 2017, Synovus and Synovus Bank's capital levels each exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Capital Ratios
(dollars in thousands)	September 30, 2017	December 31, 2016
Common equity Tier 1 capital (transitional)
Synovus Financial Corp.	$2,749,304	2,654,287
Synovus Bank	3,164,640	3,187,583
Tier 1 capital
Synovus Financial Corp.	2,849,580	2,685,880
Synovus Bank	3,164,640	3,187,583
Total risk-based capital
Synovus Financial Corp.	3,362,127	3,201,268
Synovus Bank	3,417,187	3,441,563
Common equity Tier 1 capital ratio (transitional)
Synovus Financial Corp.	10.06%	9.96
Synovus Bank	11.59	11.97
Tier 1 capital ratio
Synovus Financial Corp.	10.43	10.07
Synovus Bank	11.59	11.97
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.30	12.01
Synovus Bank	12.52	12.93
Leverage ratio
Synovus Financial Corp.	9.34	8.99
Synovus Bank	10.40	10.68
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	8.88	9.09

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
During the nine months ended September 30, 2017, Synovus repurchased $135.9 million in common stock under the current share repurchase program which was authorized during the fourth quarter of 2016 by Synovus' Board of Directors. The current share repurchase program authorized share repurchases of up to $200 million of the Company's common stock to be executed during 2017. As of September 30, 2017 and November 2, 2017, the remaining authorization under this program was $64.1 million and $56.6 million, respectively.
As of September 30, 2017, total disallowed deferred tax assets were $112.7 million or 0.41% of risk-weighted assets compared to $218.3 million or 0.82% of risk-weighted assets at December 31, 2016. Disallowed deferred tax assets for CET1 were $90.2 million at September 30, 2017 compared to $131.0 million at December 31, 2016, due to a three-year phase-in of the total disallowed deferred tax asset for the CET1 capital measure. Basel III revised the deferred tax asset limitation criteria effective January 1, 2015 and now includes the component of deferred tax assets arising from temporary timing differences in regulatory capital up to certain levels of CET1. Thus, the disallowed portion of deferred tax assets is comprised of net operating loss carryforwards and tax credit carryforwards. Synovus' deferred tax asset is projected to continue to decline, thus creating additional regulatory capital in future periods. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes" in Synovus' 2016 Form 10-K for more information on Synovus' net deferred tax asset.
Synovus' CET1 ratio was 10.06% at September 30, 2017 under Basel III transitional provisions and the estimated fully phased-in CET1 ratio, as of September 30, 2017, was 9.88%, both of which are well in excess of regulatory requirements. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.
Management currently believes, based on internal capital analysis and earnings projections, that Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements. Synovus' 2017 DFAST results show that capital ratios remain above regulatory minimums throughout the forecast period in the severely adverse scenario. Synovus expects to announce its 2018 capital plan in January of 2018.
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
Synovus' ability to pay dividends on its capital stock, consisting of the common stock and the Series C Preferred Stock, is primarily dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities, as further discussed below in the section titled "Liquidity." During the nine months ended September 30, 2017, Synovus Bank made upstream cash distributions to Synovus totaling $350.0 million including cash dividends of $215.2 million. Additionally, during the nine months ended September 30, 2017, Synovus Securities made upstream cash distributions to Synovus of $10.0 million. For the year ended December 31, 2016, Synovus Bank paid upstream cash dividends to Synovus totaling $325.0 million with $260.0 million paid during the first nine months of 2016.
    Synovus declared dividends of $0.45 and $0.36 per common share for the nine months ended September 30, 2017 and 2016, respectively. In addition to dividends paid on its common stock, Synovus paid dividends of $7.7 million on its Series C Preferred Stock during both the nine months ended September 30, 2017 and 2016.
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
Synovus Bank also generates liquidity through the national deposit markets through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. On September 25, 2017, Synovus Bank completed the Cabela's Transaction and thereby retained WFB’s $1.10 billion brokered time deposit portfolio with a weighted average remaining maturity of approximately 2.53 years and a weighted average rate of 1.83 percent.
Synovus Bank has the capacity to access funding through its membership in the FHLB System. At September 30, 2017, based on currently pledged collateral, Synovus Bank had access to incremental funding of $667 million, subject to FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the parent company level for various operating needs including the servicing of debt, the payment of dividends on our common stock and preferred stock, share repurchases, payment of general corporate expenses and potential capital infusions into subsidiaries. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and the Federal Reserve Bank. During the nine months ended September 30, 2017, Synovus Bank made upstream cash distributions to Synovus totaling $350.0 million including cash dividends of $215.2 million. Additionally, during the nine months ended September 30, 2017, Synovus Securities made upstream cash distributions to Synovus of $10.0 million. For the year ended December 31, 2016, Synovus Bank paid upstream cash dividends to Synovus totaling $325.0 million with $260.0 million paid during the first nine months of 2016.
Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, GA DBF rules and related statutes contain limitations on payments of dividends by Synovus Bank without the approval of the GA DBF. During the second quarter, Synovus paid off the remaining balance of $278.6 million of its subordinated notes at their maturity date of June 15, 2017. On September 25, 2017, Synovus issued a notice of redemption to redeem all of the $300.0 million aggregate principal amount of its outstanding 7.875% senior notes due 2019 on November 9, 2017 at a “make whole” premium, plus accrued but unpaid interest on the 2019 notes to the redemption date.  The results for the three months ending December 31, 2017 will include a pre-tax loss of approximately $24 million related to early extinguishment of these notes. On November 1, 2017, Synovus completed a public offering of $300.0 million of 3.125% senior notes due 2022. Proceeds from this offering will be used, in part, to fund the redemption of the 2019 notes.
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
Earning Assets and Sources of Funds
Average total assets for the nine months ended September 30, 2017 increased $1.35 billion, or 4.6%, to $30.58 billion as compared to $29.24 billion for the first nine months of 2016. Average earning assets increased $1.43 billion, or 5.2%, in the first nine months of 2017 compared to the same period in 2016 and represented 93.8% of average total assets at September 30, 2017, as compared to 93.2% at September 30, 2016. The increase in average earning assets resulted from a $1.41 billion increase in average loans, net, and a $284.6 million increase in average taxable investment securities. These increases were partially offset by a $309.4 million decrease in average interest bearing funds held at the Federal Reserve Bank. Average interest bearing liabilities increased $981.4 million, or 5.1%, to $20.14 billion for the first nine months of 2017 compared to the same period in 2016. The increase in average interest bearing liabilities was driven by a $594.7 million increase in average interest bearing demand deposits and a $434.1 million increase in average money market deposit accounts. Average non-interest bearing demand deposits increased $331.1 million, or 4.8%, to $7.26 billion for the first nine months of 2017 compared to the same period in 2016.
Net interest income for the nine months ended September 30, 2017 was $753.6 million, an increase of $87.9 million, or 13.2%, compared to $665.7 million for the nine months ended September 30, 2016.

The net interest margin was 3.52% for the nine months ended September 30, 2017, an increase of 25 basis points from 3.27% for the nine months ended September 30, 2016. The yield on earning assets was 3.99%, up 27 basis points compared to the first nine months of 2016 and the effective cost of funds increased 2 basis points to 0.47%. The yield on loans was 4.37%, an increase of 23 basis points from the nine months ended September 30, 2016 and the yield on investment securities was 2.10%, an increase of 22 basis points from the nine months ended September 30, 2016. Earning asset yields also benefited from a reduction of the average balance of lower yielding funds held at the Federal Reserve.
On a sequential quarter basis, net interest income increased by $11.5 million and the net interest margin increased by 12 basis points to 3.63%. The increase in net interest income was driven by a $75.5 million increase in average earning assets with a $149.7 million increase in average loans, net. This increase in loans was partially offset by a $58.3 million decrease in average taxable investment securities. The increase in net interest income for the quarter was also driven by margin expansion. The yield on earning assets was 4.11%, up 12 basis points from the second quarter of 2017. This increase was driven by a 13 basis point increase in loan yields. The effective cost of funds was 0.48% for the third quarter 2017, unchanged from the second quarter of 2017.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Average Balances, Interest, and Yields	2017			2016
(dollars in thousands) (yields and rates annualized)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Interest Earning Assets:
Taxable investment securities (1)	$3,786,436	3,844,688	3,841,556	3,643,510	3,544,933
Yield	2.11%	2.11%	2.06%	1.92	1.83
Tax-exempt investment securities(1)(3)	$259	340	2,730	2,824	2,943
Yield (taxable equivalent) (3)	7.86%	6.87	5.81	5.82	5.96
Trading account assets	$7,823	3,667	6,443	6,799	5,493
Yield	2.09%	2.28	1.72	2.63	0.93
Commercial loans(2)(3)	$19,059,936	19,137,733	19,043,384	18,812,659	18,419,484
Yield	4.41%	4.27	4.16	4.05	4.03
Consumer loans(2)	$5,440,765	5,215,258	4,992,683	4,911,149	4,720,082
Yield	4.55%	4.49	4.40	4.27	4.30
Allowance for loan losses	$(249,248)	(251,219)	(253,927)	(253,713)	(255,675)
Loans, net (2)	$24,251,453	24,101,772	23,782,140	23,470,095	22,883,891
Yield	4.49%	4.36	4.25	4.14	4.14
Mortgage loans held for sale	$52,177	52,224	46,554	77,652	87,524
Yield	3.88%	3.87	4.01	3.51	3.32
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	$543,556	561,503	654,322	982,355	998,565
Yield	1.23%	1.00	0.77	0.49	0.48
Federal Home Loan Bank and Federal Reserve Bank Stock(4)	$175,263	177,323	170,844	121,079	70,570
Yield	3.50%	2.99%	3.42	3.75	4.99
Total interest earning assets	$28,816,967	28,741,517	28,504,589	28,304,314	27,593,919
Yield	4.11%	3.99	3.88	3.73	3.71
Interest Bearing Liabilities:
Interest bearing demand deposits	$4,868,372	4,837,053	4,784,329	4,488,135	4,274,117
Rate	0.27%	0.23	0.19	0.16	0.16
Money Market accounts, excluding brokered deposits	$7,528,036	7,427,562	$7,424,627	7,359,067	7,227,030
Rate	0.34%	0.32	0.31	0.29	0.29
Savings deposits	$803,184	805,019	909,660	908,725	797,961
Rate	0.03%	0.04	0.11	0.12	0.07
Time deposits under $100,000	$1,183,582	1,202,746	1,215,593	1,229,809	1,248,294
Rate	0.68%	0.67	0.64	0.64	0.64
Time deposits over $100,000	$2,067,347	2,040,924	2,029,713	2,014,564	2,030,242
Rate	0.97%	0.94%	0.92	0.90	0.88
Non-maturing brokered deposits	$547,466	564,043	619,627	638,779	634,596
Rate	0.73%	0.54	0.41	0.31	0.29
Brokered time deposits	$983,423	815,515	761,159	742,153	775,143
Rate	1.16%	0.94	0.92	0.90	0.88
Total interest bearing deposits	$17,981,410	17,692,862	17,744,708	17,381,232	16,987,383
Rate	0.46%	0.41	0.39	0.37	0.37
Federal funds purchased and securities sold under repurchase agreements	$191,585	183,400	176,854	219,429	247,378
Rate	0.08%	0.10	0.09	0.08	0.09
Long-term debt	$1,985,175	2,270,452	2,184,072	2,190,716	2,114,193
Rate	2.81%	2.83	2.83	2.65	2.71
Total interest bearing liabilities	$20,158,170	20,146,714	20,105,634	19,791,377	19,348,954

Rate	0.69%	0.68	0.65	0.62	0.63
Non-interest bearing demand deposits	$7,305,508	7,298,845	7,174,146	7,280,033	$7,042,908
Effective cost of funds	0.48%	0.48	0.46	0.44	0.44
Net interest margin	3.63%	3.51	3.42	3.29	3.27
Taxable equivalent adjustment (3)	$283	298	309	322	$330

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

Net Interest Income and Rate/Volume Analysis
The following tables set forth the major components of net interest income and the related annualized yields and rates for the nine months ended September 30, 2017 and 2016, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Nine Months Ended September 30,						2017 Compared to 2016
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2017	2016	2017	2016	2017	2016	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$3,824,025	3,537,060	$60,079	49,820	2.09%	1.88	$4,035	6,224	$10,259
Tax-exempt investment securities(2)	1,101	3,506	51	162	6.13	6.16	(111)	—	(111)
Total investment securities	3,825,126	3,540,566	60,130	49,982	2.10	1.88	3,924	6,224	10,148
Trading account assets	5,983	4,840	90	46	1.99	1.28	11	33	44
Taxable loans, net(1)	24,227,567	22,812,346	783,546	698,657	4.32	4.09	43,293	41,596	84,889
Tax-exempt loans, net(1)(2)	70,721	74,691	2,492	2,591	4.71	4.63	(138)	39	(99)
Allowance for loan losses	(251,448)	(254,960)
Loans, net	24,046,840	22,632,077	786,038	701,248	4.37	4.14	43,155	41,635	84,790
Mortgage loans held for sale	50,339	74,494	1,478	1,966	3.91	3.52	(636)	148	(488)
Federal funds sold, due from Federal Reserve Bank, and other short-term investments	586,055	930,954	4,396	3,343	0.99	0.48	(1,212)	2,265	1,053
Federal Home Loan Bank and Federal Reserve Bank stock	174,493	76,252	4,321	2,649	3.30	4.63	3,402	(1,730)	1,672
Total interest earning assets	$28,688,836	27,259,183	$856,453	759,234	3.99%	3.72	$48,644	48,575	$97,219
Cash and due from banks	391,829	400,222
Premises and equipment, net	416,835	434,889
Other real estate	20,246	39,282
Other assets(3)	1,066,863	1,103,504
Total assets	$30,584,609	29,237,080

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$4,830,226	4,235,529	$8,366	5,420	0.23%	0.17%	$756	2,190	$2,946
Money market accounts	8,037,235	7,603,136	20,268	17,620	0.34	0.31	1,007	1,641	2,648
Savings deposits	838,898	755,608	394	366	0.06	0.06	37	(9)	28
Time deposits	4,100,836	4,094,525	26,846	24,666	0.88	0.80	37	2,143	2,180
Federal funds purchased and securities sold under repurchase agreements	184,000	215,641	125	154	0.09	0.09	(21)	(8)	(29)
Long-term debt	2,145,838	2,251,235	45,967	44,394	2.82	2.59	(2,073)	3,646	1,573
Total interest-bearing liabilities	$20,137,033	19,155,674	$101,966	92,620	0.68	0.64	$(257)	9,603	$9,346
Non-interest bearing deposits	7,259,981	6,928,906
Other liabilities	219,388	203,989
Shareholders' equity	2,968,207	2,948,511
Total liabilities and equity	$30,584,609	29,237,080
Interest rate spread:					3.31	3.08
Net interest income - FTE/margin(4)			754,487	666,614	3.52%	3.27	$48,901	38,972	$87,873
Taxable equivalent adjustment			890	964
Net interest income, actual			$753,597	665,650

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2017 - $23.4 million, 2016 - $23.4 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35%, in adjusting interest on tax-exempt loans and investment securities to a taxable-
equivalent basis.
(3) Includes average net unrealized gains (losses) on investment securities available for sale of $(34.7) million and $35.7 million for the nine months ended September 30, 2017 and
2016, respectively.
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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 1.00% to 1.25% and the current prime rate of 4.25%. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a decline of 25 basis points to determine the sensitivity of net interest income for the next twelve months. Synovus continues to maintain a modestly asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment and reduce net interest income in a declining interest rate environment. The following table represents the estimated sensitivity of net interest income to these changes in short-term interest rates at September 30, 2017, with comparable information for December 31, 2016.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

Change in Short-term Interest Rates (in basis points)	September 30, 2017	December 31, 2016
+200	4.9%	4.6%
+100	2.9%	2.2%
Flat	—%	—%
-25	-1.5%	-2.3%

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

	As of September 30, 2017
Change in Short-term Interest Rates (in basis points)	Base Scenario	15% Increase in Average Repricing Beta
+200	4.9%	3.1%
+100	2.9%	2.1%

The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter term time horizon. Synovus also evaluates potential longer term interest rate risk through modeling and evaluation of EVE. Simulation modeling is utilized to measure the economic value of equity and its sensitivity to immediate changes in interest rates. These simulations value only the current balance sheet and do not incorporate growth assumptions used in the net interest income simulation. The economic value of equity is the net fair value of assets, liabilities, and off-balance sheet financial instruments derived from the present value of future cash flows discounted at current market interest rates. From this baseline valuation, Synovus evaluates changes in the value of each of these items in various interest rate scenarios to determine the net impact on the economic value of equity. Key assumptions utilized in the model, namely loan prepayments, investment security prepayments, deposit repricing betas, and non-maturity deposit duration have a significant impact on the results of the EVE simulations. As illustrated in the table below, the EVE model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 2.6% and by 1.2%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. Assuming an immediate 25 basis point decline in rates, EVE is projected to decrease by 3.2%. These metrics reflect a slight moderation in long term asset sensitivity as compared to December 31, 2016. This moderation is primarily due to an increase in the duration of the investment portfolio and a slight increase in loan duration.

	Estimated Change in EVE
Immediate Change in Interest Rates (in basis points)	September 30, 2017	December 31, 2016
+200	1.2%	2.8%
+100	2.6%	3.2%
-25	-3.2%	-3.3%

ADDITIONAL DISCLOSURES
Recently Issued Accounting Standards
Several accounting standards will be effective in fiscal year 2018 or later. Synovus is currently evaluating the requirements of these new ASUs to determine the impact on the consolidated financial statements:

•	ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities

•	ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities

•	ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

•	ASU 2017-04, Intangibles-Goodwill and Other, Simplifying the Test for Goodwill Impairment

•	ASU 2017-01, Business Combinations-Clarifying the Definition of a Business

•	ASU 2016-18, Statement of Cash Flows-Restricted Cash

•	ASU 2016-15, Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments

•	ASU 2016-13, Financial Instruments-Credit Losses (CECL)

•	ASU 2016-02, Leases

•	ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

•	ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent related Updates
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
Synovus' implementation efforts, which are led by a cross-functional steering committee, are in process. To date, the focus of the committee has been on assessing the data, calculations, and disclosures required by the standard as well as working through the project plan to address these requirements and provide for the implementation of the new standard. Management expects that the allowance for loan losses will be higher under the new standard; however, management is still in the process of determining the magnitude of the increase and the impact on its financial statements and regulatory capital ratios. Additionally, the extent of the increase on the allowance for loan losses will depend upon the composition of the loan portfolio upon adoption of the standard, as well as economic conditions and forecasts at that time.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent related Updates. In May 2014, the FASB issued new accounting guidance for recognizing revenue from contracts with customers, which is effective on January 1, 2018. ASU 2014-09 and subsequent related updates establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is intended to increase comparability across industries. The core principle of the revenue model is that a company will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The scope of the guidance explicitly excludes net interest income as well as many other revenues from financial assets.
Synovus will adopt the new revenue recognition guidance in the first quarter of 2018 using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. Synovus has substantially completed its assessment of revenue contracts. Based on this review, management has not identified material changes to the timing or amount of revenue recognition. In connection with the adoption of this standard, Synovus will provide new footnote disclosures beginning in the first quarter of 2018 Form 10-Q consisting of expanded disaggregated non-interest income disclosures. Synovus does not expect the new standard to have a material impact on its consolidated financial position, results of operations, or disclosures.

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
Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for loan losses and determination of the fair value of financial instruments. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in Synovus' 2016 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. During the nine months ended September 30, 2017, there have been no significant changes to Synovus’ critical accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2016 Form 10-K.

Non-GAAP Financial Measures
The measures entitled adjusted non-interest income; adjusted non-interest expense; adjusted total revenues; adjusted efficiency ratio; adjusted net income per common share, diluted; adjusted return on average assets; adjusted net charge-off ratio; adjusted return on average common equity; adjusted return on average tangible common equity; average total deposit growth excluding WFB deposits; average core deposits; average core transaction deposits; tangible common equity to tangible assets ratio; and common equity Tier 1 (CET1) ratio (fully phased-in); are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest income; total non-interest expense; total revenues; efficiency ratio; net income per common share, diluted; return on average assets; net charge-off ratio; return on average common equity; average deposit growth; total average deposits; the ratio of total shareholders' equity to total assets; and the CET1 ratio; respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted total revenues and adjusted non-interest income are measures used by management to evaluate total revenue and non-interest income exclusive of net investment securities gains/losses, changes in fair value of private equity investments, net, and the Cabela's Transaction Fee. Adjusted non-interest expense and the adjusted efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income per common share, diluted, adjusted return on average assets, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that are not indicative of ongoing operations and impact period-to-period comparisons. Average total deposit growth excluding WFB deposits, average core deposits, and average core transaction deposits are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. Adjusted net charge-off ratio is a measure used by management to evaluate charge-offs exclusive of charge-offs on loans transferred to held-for-sale. The adjusted return on average tangible common equity is a measure used by management to compare Synovus' performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity to tangible assets ratio and common equity Tier 1 (CET1) ratio (fully phased-in) are used by management and bank regulators to assess the strength of our capital position. The computations of these measures are set forth in the tables below.

Reconciliation of Non-GAAP Financial Measures	Nine Months Ended		Three Months Ended		Year Ended
(in thousands, except per share data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	December 31, 2016
Adjusted non-interest income
Total non-interest income	$275,974	199,188	135,435	68,155	273,194
Subtract: Cabela's Transaction Fee	(75,000)	—	(75,000)	—	—
Add/subtract: Investment securities (losses) gains, net	289	(126)	7,956	(59)	(6,011)
Add: Decrease in fair value of private equity investments, net	3,193	527	27	249	1,026
Adjusted non-interest income	$204,456	199,589	68,418	68,345	268,209

Adjusted non-interest expense
Total non-interest expense	$594,780	562,716	205,646	185,871
Subtract: Discounts to fair value for completed or planned ORE accelerated dispositions	(7,082)	—	(7,082)	—
Subtract: Asset impairment charges related to accelerated disposition of corporate real estate and other properties	(1,168)	—	(1,168)	—
Subtract: Earnout liability adjustments	(2,059)	—	(2,059)	—
Subtract: Restructuring charges, net	(7,043)	(8,225)	(519)	(1,243)
Subtract: Fair value adjustment to Visa derivative	—	(1,079)	—	(360)
Subtract: Litigation contingency/settlement expenses	(401)	(2,511)	(401)	189
Subtract: Loss on early extinguishment of debt, net	—	(4,735)	—	—
Subtract: Amortization of intangibles	(767)	(121)	(292)	—
Subtract: Merger-related expense	(110)	(550)	(23)	(550)
Adjusted non-interest expense	$576,150	545,495	194,102	183,907

Reconciliation of Non-GAAP Financial Measures, continued	Nine Months Ended		Three Months Ended
(in thousands, except per share data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Adjusted efficiency ratio
Adjusted non-interest expense	$576,150	545,495	194,102	183,907
Net interest income	753,597	665,650	262,572	226,007
Add: Tax equivalent adjustment	890	964	283	330
Add: Total non-interest income	275,974	199,188	135,435	68,155
Add/Subtract: Investment securities (losses) gains, net	289	(126)	7,956	(59)
Total FTE revenues	1,030,750	865,676	406,246	294,433
Subtract: Cabela's Transaction Fee	(75,000)	—	(75,000)	—
Add: Decrease in fair value of private equity investments, net	3,193	527	27	249
Adjusted total revenues	$958,943	866,203	331,273	294,682
Efficiency ratio	57.70%	65.00	50.62	63.13
Adjusted efficiency ratio	60.08	62.98	58.59	62.41

Adjusted net income per common share, diluted
Net income available to common shareholders	$238,190	170,555	95,448	62,686
Add:Earnout liability adjustments	2,059	—	2,059	—
Add: Merger-related expense	110	550	23	550
Add: Fair value adjustment to VISA derivative	—	1,079	—	360
Add/subtract: Litigation contingency/recovery	401	2,511	401	(189)
Add: Restructuring charges	7,043	8,225	519	1,243
Add: Amortization of intangibles	767	121	292	—
Add: Loss on early extinguishment of debt, net	—	4,735	—	—
Add: Provision expense on loans transferred to held-for-sale	27,710	—	27,710	—
Add: Discounts to fair value for completed or planned ORE accelerated dispositions	7,082	—	7,082	—
Add: Asset impairment charges related to accelerated disposition of corporate real estate and other properties	1,168	—	1,168	—
Add/subtract: Investment securities (losses) gains, net	289	(126)	7,956	(59)
Add: Decrease in fair value of private equity investments, net	3,193	527	27	249
Subtract: Cabela's Transaction Fee	(75,000)	—	(75,000)	—
Add/subtract: Tax effect of adjustments	10,078	(6,520)	11,034	(797)
Adjusted net income	$223,090	181,657	78,719	64,043
Weighted average common shares outstanding	122,628	125,712	121,814	123,604
Adjusted net income per common share, diluted	$1.82	1.45	0.65	0.52

Reconciliation of Non-GAAP Financial Measures, continued	Nine Months Ended		Three Months Ended
(dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Adjusted return on average assets (annualized)
Net income	$245,868	178,233	98,007	65,245
Add: Earnout liability adjustments	2,059	—	2,059	—
Add: Merger-related expense	110	550	23	550
Add: Fair value adjustment to VISA derivative	—	1,079	—	360
Add/subtract: Litigation contingency/recovery	401	2,511	401	(189)
Add: Restructuring charges	7,043	8,225	519	1,243
Add: Amortization of intangibles	767	121	292	—
Add: Loss on early extinguishment of debt, net	—	4,735	—	—
Add: Provision expense on loans transferred to held-for-sale	27,710	—	27,710	—
Add: Discounts to fair value for completed or planned ORE accelerated dispositions	7,082	—	7,082	—
Add: Asset impairment charges related to accelerated disposition of corporate real estate and other properties	1,168	—	1,168	—
Add/subtract: Investment securities (losses) gains, net	289	(126)	7,956	(59)
Add: Decrease in fair value of private equity investments, net	3,193	527	27	249
Subtract: Cabela's Transaction Fee	(75,000)	—	(75,000)	—
Add/subtract: Tax effect of adjustments	10,078	(6,520)	11,034	(797)
Adjusted net income	$230,768	189,335	81,278	66,602
Net income annualized	308,536	252,907	322,462	264,960
Total average assets	$30,584,607	29,237,109	30,678,388	29,528,435
Adjusted return on average assets (annualized)	1.01%	0.87	1.05	0.90

Adjusted net charge-off ratio (annualized)
Net charge-offs	$60,695		38,099
Charge-offs on loans transferred to held-for-sale during 3Q17	(34,235)		(34,235)
Net-charges-offs excluding charge-offs on loans transferred to held-for-sale	$26,460		3,864
Net charge-offs excluding charge-offs on loans transferred to held-for-sale annualized	35,377		15,330
Average loan balances	$24,297,002		24,499,923
Net charge-off ratio, as reported (annualized)	0.33%		0.62
Adjusted net charge-off ratio, excluding 3Q17 transfers to held-for-sale (annualized)	0.15%		0.06

Outlook 2017 (Yr)
Adjusted net charge-off ratio excluding balance sheet restructuring actions
Net charge-off ratio	29-34 b.p.s
Subtract: Net charge-off ratio related to loans transferred to held-for-sale	14 b.p.s
Net charge-off ratio, excluding transfers to held-for-sale	15-20 b.p.s

Reconciliation of Non-GAAP Financial Measures, continued	Three Months Ended
(dollars in thousands)	September 30, 2017	June 30, 2017	December 31, 2016	September 30, 2016
Adjusted return on average common equity (annualized)
Net income available to common shareholders	$95,448	73,444	65,990	62,686
Add:Earnout liability adjustments	2,059	—	—	—
Add: Merger-related expense	23	—	1,086	550
Add: Fair value adjustment to VISA derivative	—	—	4,716	360
Add/subtract: Litigation contingency/recovery	401	—	—	(189)
Add: Restructuring charges	519	13	42	1,243
Add: Amortization of intangibles	292	292	400	—
Add: Provision expense on loans transferred to held-for-sale	27,710	—	—	—
Add: Discounts to fair value for completed or planned ORE accelerated dispositions	7,082	—	—	—
Add: Asset impairment charges related to accelerated disposition of corporate real estate and other properties	1,168	—	—	—
Add/subtract: Investment securities (losses) gains, net	7,956	1	(5,885)	(59)
Add: Decrease in fair value of private equity investments, net	27	1,352	499	249
Subtract: Cabela's Transaction Fee	(75,000)	—	—	—
Add/subtract: Tax effect of adjustments	11,034	(613)	(318)	(797)
Adjusted net income	$78,719	74,489	66,530	64,043
Net income annualized	$312,309	298,775	264,674	254,780

Total average shareholders' equity less preferred stock	$2,859,491	2,849,069	2,786,707	2,806,533
Subtract: Goodwill	(57,167)	(57,018)	(55,144)	(24,431)
Subtract: Other intangible assets, net	(11,648)	(11,965)	(233)	(226)
Total average tangible shareholders' equity less preferred stock	$2,790,676	2,780,086	2,731,330	2,781,876
Adjusted return on average common equity (annualized)	10.92%	10.49	9.50	9.08
Adjusted return on average tangible common equity (annualized)	11.19%	10.75	9.69	9.16

Sequential quarter growth in total average deposits excluding acquired WFB deposits
3Q17 sequential quarter total average deposits growth, as reported	$295,210
Subtract: Average balance WFB acquired deposits	(71,920)
3Q17 sequential quarter total average deposits growth, as adjusted	$223,290
3Q17 sequential quarter growth, excluding WFB acquired deposits	$223,290
2Q17 total average deposits	$24,991,708
Sequential quarter percent change, as reported, annualized	4.7%
Sequential quarter percent change, as adjusted, annualized	3.5%

Reconciliation of Non-GAAP Financial Measures, continued
(dollars in thousands)	September 30, 2017	June 30, 2017	December 31, 2016	September 30, 2016
Average core deposits and average core transaction deposits
Average total deposits	$25,286,919	24,991,708	24,661,265	24,030,291
Subtract: Average brokered deposits	(1,530,889)	(1,379,559)	(1,380,931)	(1,409,739)
Average core deposits	23,756,030	23,612,149	23,280,334	22,620,552
Subtract: Average total SCM deposits	(1,991,954)	(2,051,646)	(2,356,567)	(2,105,126)
Subtract: Average time deposits excluding SCM deposits	(3,160,915)	(3,151,333)	(3,147,620)	(3,153,366)
Average core transaction deposits	18,603,161	18,409,170	17,776,147	17,362,060

Tangible common equity to tangible assets ratio
Total assets	$31,642,123	30,687,966	30,104,002	29,727,096
Subtract: Goodwill	(57,315)	(57,092)	(59,678)	(24,431)
Subtract: Other intangible assets, net	(11,548)	(11,843)	(13,223)	(225)
Tangible assets	$31,573,260	30,619,031	30,031,101	29,702,440
Total shareholders' equity	$2,997,079	2,997,947	2,927,924	2,906,659
Subtract: Goodwill	(57,315)	(57,092)	(59,678)	(24,431)
Subtract: Other intangible assets, net	(11,548)	(11,843)	(13,223)	(225)
Subtract: Series C Preferred Stock, no par value	(125,980)	(125,980)	(125,980)	(125,980)
Tangible common equity	$2,802,236	2,803,032	2,729,043	2,756,023
Total shareholders' equity to total assets ratio	9.47%	9.77%	9.73	9.78
Tangible common equity to tangible assets ratio	8.88	9.15	9.09	9.28

Common equity Tier 1 (CET1) ratio (fully phased-in)
Common equity Tier 1 (CET1)	$2,749,304
Subtract: Adjustment related to capital components	(25,704)
CET1 (fully phased-in)	2,723,600
Total risk-weighted assets	27,329,260
Total risk-weighted assets (fully phased-in)	27,554,994
Common equity Tier 1 (CET1) ratio	10.06
Common equity Tier 1 (CET1) ratio (fully phased-in)	9.88

	Nine Months Ended
(dollars in thousands)	September 30, 2017	September 30, 2016	Increase
Total non-interest expense growth excluding balance sheet restructuring actions
Total non-interest expense, as reported	$594,780	562,716	5.7%
Subtract: Discounts to fair value for completed or planned ORE accelerated dispositions	(7,082)	—
Subtract: Asset impairment charges related to accelerated disposition of corporate real estate and other properties	(1,683)	—
Total non-interest expense excluding balance sheet restructuring actions	$586,015	562,716	4.1%

Reconciliation of Non-GAAP Financial Measures, continued	Year Ending December 31,
(dollars in thousands)	2017	2016	Increase
Total non-interest expense growth excluding balance sheet restructuring actions
Total non-interest expense, as reported	$804,806 to $819,925	755,923	6.5%-8.5%
Subtract: Discounts to fair value for completed or planned ORE accelerated dispositions	(7,082)	—	—
Subtract: Asset impairment charges related to accelerated disposition of corporate real estate and other properties	(1,683)	—	—
Subtract: Estimated loss on early extinguishment of debt to be recorded in 4Q17	(24,000)	—	—
Total non-interest expense excluding balance sheet restructuring actions	$772,041 to $787,160	755,923	2.1%-4.1%

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

PART II. – OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
Synovus and its subsidiaries are subject to various legal proceedings, claims and disputes that arise in the ordinary course of its business. Additionally, in the ordinary course of its business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. Synovus, like many other financial institutions, has been the target of legal actions and other proceedings asserting claims for damages and related relief for losses. These actions include mortgage loan and other loan put-back claims, claims and counterclaims asserted by individual borrowers related to their loans and allegations of violations of state and federal laws and regulations relating to banking practices, including putative class action matters. In addition to actual damages, if Synovus does not prevail in such asserted legal actions, credit-related litigation could result in additional write-downs or charge-offs of assets, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off were to occur.
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
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:
Synovus' Board of Directors authorized a $200 million share repurchase program that will expire at the end of 2017. This program was announced on January 17, 2017. The table below sets forth information regarding repurchases of our common stock during the third quarter of 2017.

Share Repurchases	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 2017	175,900	$43.84	175,900	$146,962,549
August 2017	960,000	42.67	960,000	105,996,984
September 2017	984,800	42.49	984,800	64,149,735
Total	2,120,700	$42.69	2,120,700

(1) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

The foregoing repurchases during the third quarter of 2017 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

SYNOVUS FINANCIAL CORP.

November 7, 2017	By:	/s/ Kevin S. Blair
Date		Kevin S. Blair
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)