Form 10-K
period 2017-12-31
SYNOVUS FINANCIAL CORP
filed 2018-02-28
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-K

______________________________
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO ☒
As of June 30, 2017, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $5,018,777,602 based on the closing sale price of $44.24 reported on the New York Stock Exchange on June 30, 2017.
As of February 26, 2018, there were 118,681,256 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2018 (“Proxy Statement”)	Part III

SYNOVUS FINANCIAL CORP.

INDEX OF DEFINED TERMS

ALCO – Synovus' Asset Liability Management Committee
ALL – Allowance for loan losses
ASC – Accounting Standards Codification
ASR – Accelerated share repurchase
ASU – Accounting Standards Update
ATM - Automatic teller machine
AUM – Assets under management
Basel III – The third Basel Accord developed by the Basel Committee on Banking Supervision to strengthen existing regulatory capital requirements
BOLI – Bank owned life insurance policies
BHC – Bank holding company
BSA/AML – Bank Secrecy Act/Anti-Money Laundering
BOV – Broker’s opinion of value
bp(s) – Basis point(s)
C&I – Commercial and industrial loans
CET1 – Common Equity Tier 1 Capital defined by Basel III capital rules
CFPB – Consumer Finance Protection Bureau
CMO – Collateralized Mortgage Obligation
Cabela’s Transaction – The transaction completed on September 25, 2017 whereby Synovus Bank acquired certain assets and assumed certain liabilities of World's Foremost Bank ("WFB") and then immediately thereafter sold WFB’s credit card assets and certain related liabilities to Capital One Bank (USA), National Association.  As a part of this transaction, Synovus Bank retained WFB’s $1.10 billion brokered time deposit portfolio and received a $75.0 million fee from Cabela’s Incorporated and Capital One.  Throughout this Report, we refer to this transaction as the “Cabela’s Transaction” and the associated $75.0 million fee received from Cabela’s and Capital One as the “Cabela’s Transaction Fee”
Code – Internal Revenue Code of 1986, as amended
Company – Synovus Financial Corp. and its wholly-owned subsidiaries, except where the context requires otherwise
Covered Litigation – Certain Visa litigation for which Visa is indemnified by Visa USA members
CRE – Commercial real estate
DIF – Deposit Insurance Fund
Dodd-Frank Act – The Dodd-Frank Wall Street Reform and Consumer Protection Act
DRR – Dual Risk Rating
EL – Expected loss
EVE – Economic value of equity
Exchange Act – Securities Exchange Act of 1934, as amended
FASB – Financial Accounting Standards Board
FDIC – Federal Deposit Insurance Corporation
Federal Reserve Bank – The 12 banks that are the operating arms of the U.S. central bank. They implement the policies of the Federal Reserve Board and also conduct economic research

i

Federal Reserve Board – The 7-member Board of Governors that oversees the Federal Reserve System, establishes monetary policy (interest rates, credit, etc.), and monitors the economic health of the country. Its members are appointed by the President subject to Senate confirmation, and serve 14-year terms
Federal Reserve System – The 12 Federal Reserve Banks, with each one serving member banks in its own district. This system, supervised by the Federal Reserve Board, has broad regulatory powers over the money supply and the credit structure
Federal Tax Reform – Enactment of H.R. 1, formerly known as the Tax Cuts and Jobs Act, on December 22, 2017, legislation in which a number of changes were made under the Internal Revenue Code, including a reduction of the corporate income tax rate, significant limitations on the deductibility of interest, allowance of the expensing of capital expenditures, limitation on deductibility of FDIC insurance premiums, and limitation of the deductibility of certain performance-based compensation, among others
FHLB – Federal Home Loan Bank
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

ii

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
Synovus Bank – A Georgia state-chartered bank and wholly-owned subsidiary of Synovus, through which Synovus conducts its banking operations
Synovus' 2017 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2017
Synovus Mortgage – Synovus Mortgage Corp., a wholly-owned subsidiary of Synovus Bank
Synovus Trust – Synovus Trust Company, N.A., a wholly-owned subsidiary of Synovus Bank
Synovus Securities – Synovus Securities, Inc., a wholly-owned subsidiary of Synovus
TBA – To-be-announced securities with respect to mortgage-related securities to be delivered in the future (MBSs and CMOs)
TDR – Troubled debt restructuring (as defined in ASC 310-40)
the Treasury – United States Department of the Treasury
UDAAP - Unfair, deceptive or abusive acts or practices
VIE – Variable interest entity (as defined in ASC 810-10)
Visa – The Visa U.S.A. Inc. card association or its affiliates, collectively
Visa Class A shares – Class A shares of common stock issued by Visa are publicly traded shares which are not subject to restrictions on sale
Visa Class B shares – Class B shares of common stock issued by Visa which are subject to restrictions with respect to sale until all of the Covered Litigation has been settled. Class B shares will be convertible into Visa Class A shares using a then current conversion ratio upon the lifting of restrictions with respect to sale of Visa Class B shares
Visa Derivative – A derivative contract with the purchaser of Visa Class B shares which provides for settlements between the purchaser and Synovus based upon a change in the ratio for conversion of Visa Class B shares into Visa Class A shares
Visa IPO – The initial public offering of shares of Class A common stock by Visa, Inc. on March 25, 2008
Warrant – A warrant issued to Treasury by Synovus to purchase up to 2,215,819 shares of Synovus common stock at a per share exercise price of $65.52 expiring on December 19, 2018, as was issued by Synovus to Treasury in 2008 in connection with the Capital Purchase Program, promulgated under the Emergency Economic Stabilization Act of 2008

iii

Part I
In this Report, the words “Synovus,” “the Company,” “we,” “us,” and “our” refer to Synovus Financial Corp. together with Synovus Bank and Synovus' other wholly-owned subsidiaries, except where the context requires otherwise.

FORWARD-LOOKING STATEMENTS
Certain statements made or incorporated by reference in this Report which are not statements of historical fact, including those under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Report, constitute forward-looking statements within the meaning of, and subject to the protections of, Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements include statements with respect to Synovus' beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, many of which are beyond Synovus' control and which may cause Synovus' actual results, performance or achievements or the financial services industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

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

(8)	our ability to attract and retain key employees;

(9)	the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services market;

(10)
risks related to our reliance on third parties to provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and risks related to disruptions in service or financial difficulties of a third-party vendor;

(11)
risks related to the ability of our operational framework to manage risks associated with our business such as credit risk and operational risk, including third-party vendors and other service providers, which could among other things, result in a breach of operating or security systems as a result of cyber attack or similar act;

(12)
our ability to identify and address cyber-securiy risks such as data security breaches, malware, "denial of service" attacks, "hacking" and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;

(13)
the impact of recent and proposed changes in governmental policy, laws and regulations, including proposed and recently enacted changes in the regulation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations;

(14)	the risk that Federal Tax Reform could have an adverse impact on our business or our customers, including with respect to demand and pricing for our loan products;

(15)	the risk that we could realize losses if we sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets;

(16)	the risk that we may be exposed to potential losses in the event of fraud and/or theft;

(17)	the risk that we may not be able to identify suitable acquisition targets or strategic partners as part of our growth strategy and even if we are able to identify suitable acquisition counterparties, we may not be able to complete such transactions on favorable terms, if at all, or successfully integrate acquired bank or nonbank operations into our existing operations;

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

(25)	the risk that we may be required to take additional charges with respect to our deferred tax assets as a result of Federal Tax Reform in the event our estimates prove false;

(26)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;

(27)	risks related to the fluctuation in our stock price;

(28)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(29)
other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part I - Item 1A. Risk Factors" of this Report.

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
ITEM 1. BUSINESS
Overview
General
Synovus Financial Corp. is a financial services company and a registered bank holding company headquartered in Columbus, Georgia. We provide integrated financial services including commercial and retail banking, financial management, insurance and mortgage services to our customers through our wholly-owned subsidiary bank, Synovus Bank, and other offices in Georgia, Alabama, South Carolina, Florida and Tennessee. With the completion of its acquisition of Global One on October 1, 2016, Synovus Bank also provides life insurance premium financing.
Our relationship-centered, community-committed model positions Synovus Bank to be the one people think of first for all of their financial service needs.  We deliver a differentiated, personal and capable customer experience, allowing us to seamlessly deliver financial solutions and value-added advice.  Moreover, we strive to strengthen and lead the communities we serve.  Through the investment of dollars and volunteer hours, as well as our thought leadership in innovation and economic development, we are committed to improving the markets in our footprint.  Lastly, we foster a high-performing, inclusive, and rewarding workplace.  Our team of exceptional and specialized talent, combined with our people-first culture, differentiates us in the marketplace.  For all these reasons, we believe we are well positioned to continue to grow and prosper, and to take advantage of the opportunities that exist in our attractive footprint.
We were incorporated under the laws of the State of Georgia in 1972. Our principal executive offices are located at 1111 Bay Avenue, Suite 500, Columbus, Georgia 31901 and our telephone number at that address is (706) 649-2311. Our common stock is traded on the New York Stock Exchange under the symbol “SNV.”

2017 Business Highlights
Our 2017 financial results were in line with our 2017 earnings guidance, and we achieved our long-term targets for earnings per share growth, adjusted return on average assets, and the adjusted efficiency ratio.

–
Earnings growth: Synovus reported net income available to common shareholders of $265.2 million, or $2.17 per diluted common share in 2017. Adjusted net income per diluted common share* was $2.53 in 2017, up 27.7% from 2016, exceeding our long-term financial target of 10-plus percent sustained growth in earnings per share.

–
Revenue growth: Total revenues were $1.37 billion in 2017, up 16.7% from 2016. Adjusted total revenues* were $1.30 billion, up 11.1% from 2016. Net interest income was $1.02 billion, up 13.8% for the year, exceeding our 2017 earnings guidance of 8% - 10% growth due in part to net interest margin expansion associated with increases in the Federal Funds rate, while deposit rates remained relatively stable. Non-interest income was $345.3 million in 2017, up $72.1 million from 2016 driven by the $75 million Cabela’s Transaction Fee. Adjusted non-interest income* increased $5.5 million or 2.1% from 2016, in line with our 2017 earnings guidance of 2% - 4% growth.

–
Profitability: Return on average assets was 0.89% in 2017 compared to 0.84% in 2016. Adjusted return on average assets* increased to 1.04% in 2017, compared to 0.88% in 2016, resulting in the achievement of one of our long-term targets of 1-plus percent return on average assets.

–
Efficiency: Non-interest expense was $821.3 million in 2017, up 8.7% from 2016. Adjusted non-interest expense* was $777.3 million in 2017, up 6.1% from 2016. Our reported growth in non-interest expense of 8.7% exceeded our 2017 earnings guidance of 2% - 4% growth driven by the third quarter balance sheet restructuring actions which increased non-interest expense by $31.9 million or 4.2% of 2016 reported non-interest expense. Meanwhile, our continued focus on expense management helped us achieve our long-term financial goal of an adjusted efficiency ratio below 60 percent. The efficiency ratio was 59.95% in 2017. The adjusted efficiency ratio was 59.87% in 2017, improved from 62.67% in 2016.

–
Loan portfolio growth and diversification: Total average loans were $24.40 billion in 2017, up $1.28 billion or 5.5% from 2016, in line with our 2017 guidance of 5% - 7% growth. Additionally, we continued to diversify the loan portfolio. Commercial and industrial loans now represent 49% of total loans, and consumer loans have increased to 24% of total loans while commercial real estate loans have declined to less than 28% of total loans.

–
Deposit growth: Total average deposits were $25.37 billion, up $1.49 billion or 6.3% from 2016, in line with our 2017 guidance of 5% - 7% growth. We continued to enhance the mix of our deposits, with average core transaction deposit accounts* continuing to grow, posting a $1.36 billion or 7.9% increase for the year, and including a $390.3 million or 6.3% increase in average core transaction non-interest bearing deposits*.

–
Credit quality: Credit quality continued to improve. The non-performing assets ratio ended the year at 0.53%, a 21 basis point improvement from 2016. The net charge-off ratio was 0.29% for the year, compared to 0.12% in 2016. Excluding the impact from the third quarter 2017 balance sheet restructuring actions (transfers to held-for-sale), the adjusted net charge-off ratio* was 0.15% in 2017, in line with our 2017 guidance of 15 - 20 basis points in net charge-offs for the year.

–
Capital management: Our capital ratios continue to be well above regulatory requirements. The common equity Tier 1 ratio ended the year at 9.99%, up from 9.96% in 2016, and the Tier 1 capital ratio ended the year at 10.38%, up from 10.07% a year ago. Return on average common equity was 9.32% in 2017, compared to 8.41% in 2016. The adjusted return on average common equity* was 10.86% in 2017, up from 8.82% in 2016. Additionally, the return on average tangible common equity* was 9.58% in 2017, up from 8.52% in 2016. Adjusted return on average tangible common equity* was 11.14% in 2017, up from 8.92% in 2016. In 2017, we returned $244.5 million in capital to common shareholders. Repurchases for the year totaled $175.1 million, and we paid $69.4 million in common stock dividends, including a 25% increase in the quarterly dividend to $0.15 per share in the first quarter. While we continued to return capital to shareholders, we also continued to grow tangible book value* in 2017 to $23.27 per common share, an increase of 4.3% over the prior year.

* Non-GAAP financial measure. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP financial measure.

Additional information relating to our business and our subsidiaries, including a detailed description of our operating results and financial condition for 2017, 2016 and 2015, is contained below and under "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.
Banking Operations
Synovus conducts its banking operations through Synovus Bank. Synovus Bank is a Georgia state-chartered bank and operates throughout Alabama, Florida, Georgia, South Carolina and Tennessee. Synovus Bank offers commercial banking services and retail banking services. Our commercial banking services include cash management, asset management, capital markets services, institutional trust services and commercial, financial and real estate loans. Our retail banking services include accepting customary types of demand and savings deposits accounts; mortgage, installment and other retail loans; investment and brokerage services; safe deposit services; automated banking services; automated fund transfers; Internet-based banking services; and bank credit card services, including Visa and MasterCard services.
Throughout most of 2017, Synovus Bank operated under the following 28 locally-branded bank divisions in the following states:

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

Beginning in the fourth quarter of 2017 with Cohutta Banking Company, Synovus Bank began to execute on its initiative to transition away from the foregoing locally-branded bank divisions to a single brand, Synovus. Execution and implementation of this initiative is expected to be completed by mid-2018.
The following chart reflects the distribution of our branch locations as of December 31, 2017, in each of the states in which we conduct banking operations:

Table 2 – Bank Branch Locations	Branches
Georgia	116
Alabama	37
South Carolina	38
Florida	48
Tennessee	11
Total	250

Major Non-bank Subsidiaries
In addition to our banking operations, we also provide various other financial services to our customers through the following direct and indirect wholly-owned non-bank subsidiaries:

•
Synovus Securities, headquartered in Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer, asset management and financial planning services, and the provision of individual investment advice on equity and other securities;

•	Synovus Trust, headquartered in Columbus, Georgia, which provides trust services; and

•	Synovus Mortgage, headquartered in Birmingham, Alabama, which offers mortgage services.
Business Developments
Synovus has traditionally focused on a strategy that includes expanding and diversifying its franchise in terms of revenues, profitability and asset size while maintaining a community banking, relationship-based approach to banking. This strategy has encompassed both organic growth as well as acquisitions of complementary banks and financial services businesses. The fourth quarter 2016 acquisition of Global One is one such example of executing on our growth strategy.
During 2017, we continued to execute on our realignment of our corporate, commercial, and retail bankers, and investment professionals to more effectively identify and pursue strategic customer relationships in our markets. We believe these changes, begun in 2014, simplify the way we deliver services to our customers and enable more consistent delivery across our footprint; leverage our relationship-based banking model to better align the strengths of our bankers with the needs of our customers; and position us to realize increased shareholder value.
Lending Activities
Overview
The primary goal of Synovus' lending function is to help customers achieve their financial goals by providing quality financing products that are fair to the customer and profitable to Synovus. Management believes that this purpose can best be accomplished by building strong customer relationships over time and maintaining a strong presence and position of influence in the communities Synovus serves. Synovus strives to serve all of its customers with the highest levels of courtesy, respect, gratitude and fairness and deliver its services with unparalleled expertise, efficiency, responsiveness and accuracy. This relationship-based approach to banking enables Synovus' bankers to develop a deep knowledge of Synovus' customers and the markets in which they operate. Synovus has processes to ensure consistency of its lending processes, to maintain strong underwriting criteria in evaluating new loans and loan renewals, and to diversify its loan portfolio in terms of type, industry and geographical concentration. Synovus believes that these measures better position Synovus to meet the credit needs of businesses and consumers in the markets it serves while pursuing a balanced strategy of loan profitability, loan growth and loan quality.

Synovus conducts the majority of its lending activities within the framework of its relationship-based approach to banking, built on creating long-term relationships with its customers. The following tables summarize Synovus' loan portfolio by type at December 31, 2017 and 2016.

Table 3 – Loans by Type	2017		2016
(dollars in thousands)	Total Loans*	%	Total Loans*	%
Investment properties	$5,670,065	22.9%	$5,869,261	24.6%
1-4 family properties	781,619	3.1	888,553	3.7
Land and development	483,604	2.0	616,298	2.6
Total commercial real estate	6,935,288	28.0	7,374,112	30.9
Commercial, financial, and agricultural	7,179,487	29.0	6,909,036	29.0
Owner-occupied	4,844,163	19.5	4,634,770	19.4
Total commercial and industrial	12,023,650	48.5	11,543,806	48.4
Home equity lines	1,514,227	6.1	1,617,265	6.8
Consumer mortgages	2,633,503	10.6	2,296,604	9.6
Credit cards	232,676	0.9	232,413	1.0
Other consumer loans	1,473,451	5.9	818,182	3.3
Total consumer	5,853,857	23.5	4,964,464	20.7
Deferred fees and costs, net	(25,331)	nm	(25,991)	nm
Total loans, net of deferred fees and costs	$24,787,464	100.0%	$23,856,391	100.0%

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
Underwriting Approach
Recognizing that interest earned from its loan portfolio is the primary source of revenue, Synovus' management believes that proper and consistent loan underwriting is critical to Synovus' long-term financial success. Synovus' underwriting approach is designed to effectively govern the degree of assumed risk and ensure that its credit relationships conform to Synovus' overall risk philosophy. Synovus' underwriting standards address collateral requirements; guarantor requirements (including policies on financial statements, tax returns, and limited guarantees); requirements regarding appraisals and their review; loan approval hierarchy; standard consumer credit scoring underwriting criteria (including credit score thresholds, maximum maturity and amortization, LTV limits, global debt service coverage, and debt to income limits); CRE and C&I underwriting guidelines (including minimum debt service coverage ratio, maximum amortization, minimum equity requirements, maximum LTV ratios); lending limits; and credit approval authorities. Additionally, Synovus utilizes a loan concentration policy to limit and manage its exposure to certain loan concentrations, including CRE. The loan concentration policy provides a more detailed program for portfolio risk management and reporting, including limits on CRE loans as a percentage of risk-based capital (in the aggregate and by loan type), large borrower concentration limits and monitoring, as well as portfolio mix monitoring. Synovus' underwriting process is structured to require oversight that is proportional to the size and complexity of the lending relationship.
Synovus utilizes a tiered credit approval process requiring all loans to be approved by concurring bank officers. Larger loans are approved by more senior bank officers as well as an independent senior credit officer, with the largest loans requiring approval of Synovus Bank's Loan Committee, which is comprised of the Chief Credit Officer, the Chief Community Banking Officer, the Chief Commercial Banking Officer, and other key executives of Synovus Bank. The centralized underwriting policy and philosophy also provides a structured, conservative approach to lending. For instance, LTV limits on certain types of loan offerings are lower than regulatory requirements, and large borrower concentration limits are explicit. Furthermore, Synovus has established more stringent underwriting requirements on certain types of CRE lending, including loans for the purpose of financing shopping centers and land.

Commercial and Industrial Loan Portfolio
The C&I loan portfolio represents the largest category of Synovus' total loan portfolio. Synovus' C&I loan portfolio is currently concentrated on small to middle market C&I lending disbursed throughout a diverse group of industries primarily in the Southeast and other selected areas in the United States, including health care and social assistance, real estate-related industries, retail trade, manufacturing, finance and insurance, and professional, scientific, and technical services. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are originated through Synovus' local markets and the Corporate Banking Group to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. At December 31, 2017, 40.3% of Synovus' total C&I loans represented loans for the purpose of financing owner-occupied properties. The primary source of repayment on these C&I loans is revenue generated from products or services offered by the borrower's business. The secondary source of repayment on these C&I loans is the real estate securing such loans. In accordance with Synovus' uniform lending policy, each loan undergoes a detailed underwriting process, which incorporates the uniform underwriting approach, procedures and evaluations described above. Approximately 93% of Synovus' C&I loans are secured by business assets including equipment, inventory, real estate, and other types of collateral. Total C&I loans at December 31, 2017 were $12.02 billion, or 48.5%, of the total loan portfolio.
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
The Corporate Banking Group provides lending solutions to larger corporate customers and includes specialty commercial units such as loan syndications, corporate real estate, senior housing, middle market, and healthcare banking. These units partner with Synovus' local bankers to build relationships across the five-state footprint, as well as other selected areas in the U.S. To date, loan syndications consist primarily of loans where Synovus is participating in the credit. Senior housing loans are typically extended to borrowers primarily in the assisted living, independent living, or memory care facilities sectors. Synovus has continued to develop its middle market lending program by enhancing its focus on this program and reallocating lending resources while sustaining momentum from investments made in other specialty lines such as healthcare banking. The Corporate Banking Group also originates direct loans to well-capitalized public companies and larger private companies that operate predominantly in the five-state footprint and other selected areas throughout the U.S.
Commercial Real Estate Loan Portfolio
Synovus' CRE loans consist of investment property loans, residential construction and development loans, land acquisition loans, and 1-4 family perm/mini-perm loans. As is the case with Synovus' C&I loans, CRE loans are primarily originated through Synovus Bank's local markets. Total CRE loans as of December 31, 2017 were $6.94 billion, or 28.0%, of the total loan portfolio.
Investment Property Loans
Synovus' investment property loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Synovus' investment property portfolio is well diversified by property type, geography (primarily within Synovus' market areas of Georgia, Alabama, Tennessee, South Carolina, and Florida) and tenants. These loans are generally recourse in nature with short-term maturities (3 years or less), allowing for restructuring opportunities which reduces Synovus' overall risk exposure. The investment property loans are primarily secured by the property being financed by the loans; however, they may also be secured by real estate or other assets beyond the property being financed. Investment property loans are subject to the same uniform lending policies and procedures described above, although such loans have historically been underwritten with stressed interest rates and vacancies. All investment property loans of $1 million or more are reviewed semi-annually to more closely monitor the performance of the portfolio. Total investment property loans as of December 31, 2017 were $5.67 billion, or 22.9%, of the total loan portfolio.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to homebuilders, commercial mortgage loans to real estate investors, and residential development loans to developers and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. These loans are subject to the same uniform lending policies and procedures described above. At December 31, 2017, these loans totaled $781.6 million, or 3.1% of the total loan portfolio.

Land and Development
Land acquisition loans are secured by land held for future development, typically in excess of one year. They have short-term maturities and are typically unamortized. These properties are substantially within the Synovus footprint and generally carry personal guarantees from the principals. They are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). These loans are generally subject to the same uniform lending policies and procedures described above. Land acquisition loans have a maximum LTV limit which is aligned with regulatory requirements. Synovus is not actively seeking to originate these types of loans, due to diversification and overarching credit objectives. At December 31, 2017, these loans were $483.6 million, or 2.0% of the total loan portfolio.
Consumer Loan Portfolio
Synovus' consumer loan portfolio consists of a wide variety of loan products offered through its banking network as well as third-party lending partnerships, including first and second residential mortgages, home equity lines, credit card loans, home improvement loans, student loans, and other consumer loans. These various types of secured and unsecured retail loans are marketed to qualifying existing customers and to other creditworthy candidates primarily in Synovus' market area. The majority of Synovus' consumer loans are consumer mortgages secured by first and second liens on residential real estate primarily located in the markets served by Synovus. Other consumer loans includes two lending partnerships. One lending partnership, which began near the end of the third quarter of 2015, is a program that provides merchants and contractors nationwide with the ability to offer term financing to their customers for major purchases and home improvement projects. The other lending partnership, which began in the second quarter of 2016, primarily provides qualified borrowers the ability to refinance student loan debt. As of December, 31, 2017, these partnerships had combined balances of $1.14 billion. Total consumer loans as of December 31, 2017 were $5.85 billion, or 23.5%, of the total loan portfolio.
In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that is proportional to the size and complexity of the lending relationship. Consumer loans are subject to the same uniform lending policies referenced above and consist primarily of loans with strong borrower credit scores (weighted average FICO scores within the retail residential real estate portfolio were 772 (HELOCs) and 774 (Consumer Mortgages) at December 31, 2017, conservative debt-to-income ratios (average HELOCs debt-to-income ratio of 32.6% at December 31, 2017), utilization rates (total amount outstanding as a percentage of total available lines) of 55.6% at December 31, 2017 and loan-to-value ratios based upon prudent guidelines to ensure consistency with Synovus' overall risk philosophy. At December 31, 2017 , 36% of our home equity lines balances were secured by a first lien while 64% were secured by a second lien. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power of the borrower that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.
Mortgage Banking
Synovus offers various types of fixed-rate and adjustable-rate loans for the purpose of purchasing, refinancing or constructing residential properties. Synovus originated $1.27 billion in residential mortgage loans in 2017. The majority of the originated loans are conforming mortgage loans for owner-occupied properties. Conforming loans are loans that are underwritten in accordance with the underwriting standards set forth by GSEs such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These loans are generally collateralized by 1-4 family residential real estate properties and are made to borrowers in good credit standing.
Certain mortgage loans originated by Synovus are sold to third-party purchasers on a servicing released basis, without recourse or continuing involvement. Each purchaser of our mortgage loans has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require Synovus to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, Synovus has obligations to either repurchase the loan for the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan. Repurchase activity pursuant to the terms of these representations and warranties has been minimal and has primarily been associated with loans originated from 2005 through 2008. Additionally, foreclosure activity in the home equity and consumer mortgage loan portfolios has been low.

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
Monitoring of Collateral
Synovus' loan portfolio and the collateral securing such loans is predominantly located in a five state footprint consisting of Georgia, Florida, South Carolina, Alabama, and Tennessee. C&I loans represent 48.5% of the total loan portfolio at December 31, 2017. These loans are predominantly secured by owner-occupied and other real estate. Other types of collateral securing these loans consist primarily of marketable equipment, marketable inventory, accounts receivable, equity and debt securities, time deposits, and cash surrender value of life insurance. Total CRE loans represent 28.0% of the total loan portfolio at December 31, 2017. These loans are primarily secured by commercial real estate, including 1-4 family properties, land, and investment properties. The collateral generally consists of the property being financed by the loans; however, collateral may also include real estate or other assets beyond the property being financed. Retail loans at December 31, 2017 totaled $5.85 billion, or 23.5%, of the total loan portfolio. Of this amount, $4.15 billion consists of consumer mortgages secured by first and second liens on residential real estate. Credit card loans represent $232.7 million of this amount, and these loans are generally unsecured. Other retail loans represent $1.47 billion of this amount and are primarily unsecured and include $1.14 billion related to consumer-based lending partnerships.
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
Unsecured Loans
At December 31, 2017, unsecured loans totaled $2.41 billion, which represents approximately 10% of total loans. Consumer-based lending partnerships represent $1.14 billion of the total; however, a significant portion of these loans have a credit enhancement feature. Additionally, commercial loans to borrowers that are primarily in the manufacturing, insurance, financial services, utilities, and religious organization sectors represent $875 million, and credit card loans represent $213 million.

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
See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Quality” and "Part I - Item 1A. Risk Factors - "Our allowance for loan losses may not cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations" of this Report for further discussion.
Non-performing Assets and Past Due Loans
Non-performing assets consist of loans classified as non-accrual, impaired loans held for sale and real estate acquired through foreclosure. Synovus' management continuously monitors non-performing and past due loans to prevent further deterioration regarding the condition of these loans.
See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Quality" of this Report for further information.
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
Our investment strategy focuses on the use of the investment securities portfolio to generate interest income and to assist in the management of interest rate risk. Synovus also utilizes a significant portion of its investment portfolio to secure certain deposits and other liabilities requiring collateralization. At December 31, 2017, $2.00 billion of these investment securities were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements. The investment securities are primarily MBS issued by U.S. government agencies and GSEs, both of which have a high degree of liquidity and limited credit risk. A MBS depends on the underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. At December 31, 2017, all of the collateralized mortgage obligations and mortgage-backed pass-through securities held by Synovus were issued or backed by federal agencies or GSEs.
Funding Activities
Liquidity represents the extent to which Synovus has readily available sources of funding to meet the needs of depositors, borrowers, and creditors, to support asset growth, and to otherwise sustain operations of Synovus and its subsidiaries, at a reasonable cost, on a timely basis, and without adverse consequences. Core deposits represent the largest source of funds for lending and investing activities. Scheduled payments, as well as prepayments, from our loan and investment portfolios also provide a source of funds. Additional funding sources which provide liquidity include FHLB advances, brokered deposits and other short-term borrowed funds, as well as equity and debt issued through the capital markets. Following is a brief description of the various sources of funds used by Synovus. For further discussion relating to Synovus' funding sources, see “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits,” “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 11 - Long-term Debt and Short-term Borrowings" of this Report.

Deposits
Deposits provide the most significant funding source for Synovus' interest earning assets and remain a strength of Synovus' business. Deposits are attracted principally from customers within Synovus' retail branch network through the offering of a broad array of deposit products to individuals and businesses, including non-interest bearing demand deposit accounts, interest-bearing demand deposit accounts, savings accounts, money market deposit accounts, and time deposit accounts. Synovus also utilizes brokered deposits as a funding source in addition to deposits attracted through its retail branch network. Terms vary among deposit products with respect to commitment periods, minimum balances, and applicable fees. Interest paid on deposits represents the largest component of Synovus' interest expense. Interest rates offered on interest-bearing deposits are determined based on a number of factors, including, but not limited to, (1) interest rates offered in local markets by competitors, (2) current and expected economic conditions, (3) anticipated future interest rates, (4) the expected amount and timing of funding needs, and (5) the availability and cost of alternative funding sources. Customer deposits are attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of the overall customer relationship and provide a strong foundation for providing other needs-based solutions to our customers.
See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits” of this Report for further information.
Borrowed Funds and Non-Deposit Liquidity
Synovus' ability to borrow funds from non-deposit sources provides additional flexibility in meeting the liquidity needs of Synovus. Synovus generates non-deposit liquidity through scheduled payments and prepayments of loans and investment securities and access to sources of funds other than deposits. Synovus Bank has the capacity to access funding through its membership in the FHLB. At December 31, 2017, Synovus Bank had access to incremental funding, subject to available collateral and FHLB credit policies, through utilization of FHLB advances.
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
During 2017, Synovus Bank and non-bank subsidiaries made upstream cash distributions to the Parent Company totaling $451.0 million including cash dividends of $283.2 million. During 2016, Synovus Bank paid upstream cash dividends of $325.0 million to the Parent Company. During 2015, Synovus Bank made upstream cash distributions to the Parent Company totaling $225.0 million including cash dividends of $199.9 million. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, GA DBF rules and related statutes contain limitations on payments of dividends by Synovus Bank without the approval of the GA DBF. See “Part I - Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results.”
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
Enterprise Risk Management
As a financial services organization, Synovus accepts a certain degree of risk with each business decision it makes. Risk management does not eliminate risk, but seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. Understanding our risks and managing them appropriately can enhance our ability to make better decisions, deliver on objectives, and improve performance. The enterprise risk framework has been established within Synovus, which begins with the Board of Directors, working primarily with the Risk Committee of the Board. The Risk Committee fulfills the overarching oversight role for the risk management process, including approving risk appetite and tolerance levels, risk policies and limits, monitoring key and emerging risks, and reviewing risk assessment results. In addition, oversight of certain risk is allocated to all other committees of the Board that meet regularly and report to the Board.
The Chief Risk Officer reports to the Chief Executive Officer and provides overall vision, direction and leadership regarding the enterprise risk management framework. The framework includes an Executive Risk Committee, chaired by the Chief Risk Officer, and various management risk committees. Executive Risk Committee membership includes all Synovus' executive officers, the Chief Information Security Officer, and the Senior Director of Enterprise Risk, and the committee provides management oversight of the Enterprise Risk Program and primary oversight of strategic risk, reputation risk, and litigation risk. Management risk committees are responsible for effective risk measurement, management and reporting of their respective risk categories. The Chief Risk Officer is an active member of each of the management risk committees.

•ALCO - Interest Rate/Market Risk and Liquidity Risk
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
ALCO
ALCO monitors Synovus' economic, competitive, and regulatory environment and is responsible for measuring, monitoring, and reporting on liquidity and funding risk, interest rate risk, and market risk and has the authority to create policies relative to these risks. ALCO, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes contractual and anticipated cash flows in order to properly manage Synovus' liquidity position. Operating under interest rate risk policies approved by the Board of Directors, ALCO analyzes the interest rate sensitivity of Synovus and develops and implements strategies to improve balance sheet structure and interest rate risk positioning. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” and “Item 7A. Qualitative and Quantitative Disclosures about Market Risk” in this Report for further information. The model risk management function reviews liquidity and interest rate risk models on an annual basis and prioritizes implementation of the model changes.
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
The Regional Credit function reports to the Chief Credit Officer, providing independence from the line of business. Regional Credit manages credit activities within each region, underwriting borrowing relationships over certain dollar thresholds, managing small business accounts, jointly approving loans for amounts greater than the local market's lending authority, and evaluating loan administration processes.
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

The Regulatory Compliance Risk Committee was created to assist the Board and management in overseeing the management of overall compliance risk at the Bank and Financial Management Services. developing and implementing policy, and ensuring that compliance issues are resolved effectively and expeditiously. The Committee is made up of senior management from the business lines, risk management, legal, human resources, and compliance functions and specifically provides oversight for the Corporate Compliance Policy and Programs, including, but not limited to UDAAP, Fair Lending, Volker Rule, BSA/AML, and customer complaint management throughout the Company. Written policies contain the principles to be followed by management and staff of Synovus Bank and its subsidiaries and explain and direct the processes by which risks are identified and managed. The individual policies guide the Company's compliance functions and provide for monitoring, training, and risk assessments.
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
Business units are responsible for identifying and reporting operational risks that require resolution, participating in risk assessments, responding to changes in risk metrics and implementing corrective actions and new risk solutions. The Operational Risk Committee also oversees the various cybersecurity risks facing Synovus, including e-fraud, loss of sensitive information or service interruptions as a result of cyber-attacks or other disruptions or failures in Synovus' computer systems or network infrastructure.
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
Competition
The financial services industry is highly competitive and could become more competitive as a result of recent and ongoing legislative, regulatory and technological changes, and continued consolidation and economic turmoil within the financial services industry. Synovus Bank and our wholly-owned non-bank subsidiaries compete actively with national and state banks, savings and loan associations and credit unions and other nonbank financial intermediaries, including securities brokers and dealers, investment advisory firms, mortgage companies, insurance companies, trust companies, finance companies, leasing companies, mortgage companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other financial services. In addition, competition from nontraditional banking institutions, often known as FinTech, continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The ability of such non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. These competitors have been successful in developing products that are in direct competition with or are alternatives to the banking services offered by traditional banking institutions. Our ability to deliver strong financial performance will depend in part on our ability to expand the scope of, and effectively deliver, products and services, which will allow us to meet the changing needs of our customers. However, we often compete with much larger national and regional banks that have more resources than we do to deliver new products and services and introduce new technology to enhance the customer experience. See "Part I - Item 1A. Risk Factors - Competition in the financial services industry may adversely affect our future earnings and growth."
As of December 31, 2017, we were the second largest bank holding company headquartered in Georgia based on assets.  Financial services customers are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products.  We continue to be pleased with the traction we have in most of our key markets, as well as overall markets, as shown in the most recent market share deposit data for FDIC-insured institutions as of June 30, 2017.  Additionally, over the last year, we have continued to rationalize our branch network and focused on improving the mix of our deposits, while maintaining and growing market share throughout our footprint.
Employees
As of December 31, 2017, Synovus had 4,541 employees compared to 4,436 employees at December 31, 2016.

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
General
Bank holding companies and financial holding companies are subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. In addition, the GA DBF, regulates holding companies that own Georgia-chartered banks under the bank holding company laws of the State of Georgia. Synovus Bank, which became a member of the Federal Reserve System in November 2016, is also subject to supervision and regulation by the Federal Reserve Board, and by its state banking regulator, the GA DBF. All member banks of the Federal Reserve System, including Synovus Bank, are required to hold stock in the Federal Reserve System's Reserve Banks in an amount equal to 6 percent of their capital stock and surplus (half paid to acquire stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded. The annual dividend rate for member banks with total assets in excess of $10 billion, including Synovus Bank, is based on a floating dividend rate tied to 10-year U.S. Treasuries with the maximum dividend rate capped at 6 percent.
Numerous other federal and state laws, as well as regulations promulgated by the Federal Reserve Board, the GA DBF, and the FDIC govern almost all aspects of the operations of Synovus Bank. Synovus Trust, a subsidiary of Synovus Bank that provides trust services, is organized as a national trust bank and thus is subject to supervision and regulation by the Office of the Comptroller of the Currency. Various federal and state bodies regulate and supervise our non-bank subsidiaries including our brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the SEC, the Financial Industry Regulatory Authority, federal and state banking regulators and various state regulators of insurance and brokerage activities.
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
Permitted Activities
The Bank Holding Company Act limits the activities in which bank holding companies and their subsidiaries may engage. A bank holding company and its subsidiaries are generally permitted, subject to Federal Reserve Board approval, to engage in or acquire direct or indirect control of more than 5 percent of the voting shares of any company engaged in those activities that are “closely related to banking as to be properly incident thereto” as defined by the Federal Reserve Board.
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
A bank holding company, such as us, may file an election with the Federal Reserve Board to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that the company's insured depository institution subsidiary is “well capitalized” and “well managed.” Additionally, the rating of the bank holding company's subsidiary bank(s) under the Community Reinvestment Act of 1977 must be satisfactory or better. We have made such an election and are treated as a financial holding company. As such, we may engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If either of our depository institution subsidiaries, Synovus Bank or Synovus Trust, ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary or the businesses engaged in activities permissible only for financial holding companies. In addition, if Synovus Bank receives a rating of less than satisfactory under the Community Reinvestment Act, we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, including those described above, the company must enter into an agreement with the Federal Reserve Board to comply with all applicable requirements. If the company does not return to compliance within 180 days, the Federal Reserve Board may order the company to divest its subsidiary bank or the company may discontinue or divest investments in companies engaged in, activities permissible only for a financial holding company.
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
If we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and preferred stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock and preferred stock. See “Part I - Item 1A. Risk Factors - We may become subject to supervisory actions and enhanced regulation that could have a material adverse effect on our business, reputation, operating flexibility, financial condition and the value of our common stock and preferred stock” of this Report.
Change in Control
Subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve Board approval prior to any person or company acquiring “control” of a bank or bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25 percent or more of any class of voting securities, and a rebuttable presumption of control exists if a person acquires 10 percent or more, but less than 25 percent, of any class of voting securities and the company has registered securities under Section 12 of the Exchange Act. In certain cases, a company may also be presumed to have control under the Bank Holding Company Act if it acquires 5 percent or more of any class of voting securities. Our common stock and preferred stock is registered under Section 12 of the Exchange Act.
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

Dividends
Synovus is a legal entity separate and distinct from its subsidiaries. Under the laws of the State of Georgia, we, as a business corporation, may declare and pay dividends in cash or property unless the payment or declaration would be contrary to restrictions contained in our Articles of Incorporation, or unless, after payment of the dividend, we would not be able to pay our debts when they become due in the usual course of our business or our total assets would be less than the sum of our total liabilities. In addition, we are also subject to federal regulatory capital requirements that effectively limit the amount of cash dividends that we may pay.
The Federal Reserve Board may restrict our ability to pay dividends on any class of stock or any other Tier 1 capital instrument if we are not deemed to have a strong capital position. In addition, we may have to reduce or eliminate dividends if:

•	our net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•	our prospective rate of earnings retention is not consistent with our capital needs and overall current and prospective financial condition; or

•	we will not meet, or are in danger of not meeting, the minimum regulatory capital adequacy ratios.
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
Capital
We, and separately Synovus Bank, are required to comply with the capital adequacy standards established by the Federal Reserve Board. As a financial holding company, we, Synovus Bank, and Synovus Trust are each required to maintain capital levels required for a well-capitalized institution, as that term is defined under the rules of the Federal Reserve Board for us and as defined separately for Synovus Bank and Synovus Trust in “Prompt Corrective Action for Undercapitalization” below.

Our Capital Requirements
The Federal Reserve Board has issued regulations pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company or financial holding company, and state member banks such as Synovus Bank. These regulations include quantitative measures that assign risk weightings to assets and off-balance sheet items and that define and set minimum regulatory capital requirements. Effective on January 1, 2015, this regulatory capital framework changed in important respects for us as a result of new rules (“Revised Rules”) implementing the Dodd-Frank Act and a separate, international regulatory capital initiative known as “Basel III.” Among other things, the Revised Rules raised the minimum thresholds for required capital and revised certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum thresholds. While the rules became effective on January 1, 2014 for certain large banking organizations, most U.S. banking organizations, including Synovus and Synovus Bank, began compliance on January 1, 2015.
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
The Revised Rules made substantial changes to this framework. Among other things, the Revised Rules (1) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (2) specified that Tier 1 Capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting certain requirements, (3) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (4) expanded the scope of the deductions/adjustments from capital that apply to Synovus and other banking organizations. Under the Revised Rules, for most banking organizations, including Synovus, the most common form of “Additional Tier 1 Capital” is non-cumulative perpetual preferred stock, such as our Series C Preferred Stock, and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan losses, in each case, subject to certain specific requirements set forth in the regulation. Under the Revised Rules, certain hybrid securities, such as trust preferred securities, do not qualify as Tier 1 capital.
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
The Revised Rules provide for a number of deductions from and adjustments to CET1, which include the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter until fully phased-in). On November 21, 2017, federal banking regulators finalized a pause on Basel III implementation to allow banks that are not subject to Basel III's advanced approaches to extend the current regulatory capital treatment of MSAs and DTAs. The pause allows the regulators to fully consider a broader set of proposed simplifications in the capital rules for these institutions, and will likely be in effect until regulators finalize the more permanent simplifications in the Basel III proposed capital rules. Advanced approaches-banking organizations—those with over $250 billion in assets or more than $10 billion in foreign exposure—are still required to apply the capital rules’ fully phased-in treatment for capital items beginning January 1, 2018.
The Revised Rules also introduce a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to the required minimum CET1, Tier 1, and Total Capital ratios identified above. The “capital conservation buffer,” which must consist entirely of CET1, is designed to absorb losses during periods of economic stress. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased-in over a three-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Thus, when the capital conservation buffer is fully phased-in on January 1, 2019, the Revised Rules will require us to maintain: (1) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus the 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%, (2) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, effectively resulting in a minimum Tier 1 capital ratio of 8.5%, (3) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of 10.5% and (4) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.
Under capital standards applicable to our 2014 results, the effects of accumulated other comprehensive income items included in shareholders’ equity under GAAP were excluded for the purposes of determining regulatory capital ratios. Under the Revised Rules, the effects of certain accumulated other comprehensive items are not excluded. However, the Revised Rules permit most banking organizations, including us and Synovus Bank, to make a one-time permanent election to continue to exclude these items. Synovus and Synovus Bank have made the permanent election to exclude accumulated other comprehensive income from regulatory capital by selecting the "opt-out" election on the March 31, 2015 Call Report and FR Y-9C; thus, Synovus and Synovus Bank retained the same accumulated other comprehensive income treatment as under the regulatory capital rules in effect prior to January 1, 2015.
As of December 31, 2017, based on management’s interpretation, Synovus and its subsidiary bank meet all capital adequacy requirements including the capital conservation buffer, under the Revised Rules on a fully phased-in basis if such requirements were currently effective. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in this Report for applicable reconciliation to GAAP measure. Regardless, complying with the Revised Rules will likely affect our operations going forward.
We are also subject to “stress testing” requirements that are designed to require banking organizations to assess the potential impact of different scenarios on their earnings, losses, and capital over a set time period, with consideration given to certain relevant factors, including the organization's condition, risks, exposures, strategies, and activities. Specifically, banking organizations with total consolidated assets of more than $10 billion but less than $50 billion, such as us and Synovus Bank, are required to conduct annual company-run stress tests, report the results to their primary federal regulator and the Federal Reserve Board, and publish a summary of the results. Among other things, these rules establish stress test methodologies, set forth the form of the report that must be submitted, and require publication of a summary of results. Under the rules, stress tests must be conducted using certain scenarios (baseline, adverse and severely adverse), which the Federal Reserve Board will provide each year. In addition, the rules require such organizations to publicly disclose a summary of certain stress test results (i.e., results under the “severely adverse” scenario). On October 20, 2017, we disclosed a summary of our 2017 results of the stress testing process on our website.
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
See "Part I - Item 1A. Risk Factors - We may be required to undertake additional strategic initiatives to improve our capital position due to changes in economic conditions or changes in regulatory capital rules" of this Report.

Capital Ratios
Certain regulatory capital ratios for Synovus and Synovus Bank as of December 31, 2017 are shown in the following table, applying the capital rules applicable to our 2017 results.

Table 4 – Capital Ratios as of December 31, 2017
	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Regulatory Minimums Plus Capital Conservation Buffer	Synovus	Synovus Bank
CET1	4.5%	6.5%	5.75%	9.99%	11.43%
Tier 1 risk-based capital ratio	6.0	8.0	7.25	10.38	11.43
Total risk-based capital ratio	8.0	10.0	9.25	12.23	12.33
Leverage ratio	4.0	5.0	N/A	9.19	10.12

See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 13 - Regulatory Capital" of this Report for further information.
Prompt Corrective Action for Undercapitalization
FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators are required to rate insured depository institutions on the basis of five capital categories as described below. The federal banking regulators are also required to take mandatory supervisory actions and are authorized to take other discretionary actions, with respect to insured depository institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the insured depository institution is assigned. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an insured depository institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. The thresholds for each of these categories were revised pursuant to the Revised Rules, which are discussed above in “Our Capital Requirements.” These revised categories applied to Synovus Bank beginning on January 1, 2015, and are discussed below. Under the regulations, all insured depository institutions are assigned to one of the following capital categories:

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
The prompt corrective action regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines after notice and opportunity for hearing or response that the institution (1) is in an unsafe or unsound condition or (2) has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution's classification within the five categories. Our management believes that our insured bank subsidiary, Synovus Bank, has the requisite capital levels to qualify as a well capitalized institution under the FDICIA regulations. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 13 - Regulatory Capital" of this Report for further information.

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
In addition, the FDIC collects quarterly FICO deposit assessments, which are calculated off of the assessment base described above. Synovus Bank pays the deposit insurance assessment and pays the quarterly FICO assessments.
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
Incentive Compensation
In June 2010, the federal banking agencies issued joint guidance on executive compensation designed to help ensure that a banking organization's incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act requires those agencies, along with the SEC, to adopt rules to require reporting of the incentive compensation and to prohibit certain compensation arrangements. The federal banking agencies and the Commission proposed such rules in April 2011. In addition, in June 2012, the SEC issued final rules to implement the Dodd-Frank Act's requirement that the Commission direct the national securities exchanges to adopt certain listing standards related to the compensation committee of a company's board of directors as well as its compensation advisers.
In 2016, the Federal Reserve also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2017, these rules have not been implemented.
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

•	Creation of the CFPB with centralized authority, including rulemaking, examination and enforcement authority, for consumer protection in the banking industry.

•	New limitations on federal preemption.

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
The regulators provided for a Volcker Rule conformance date of July 21, 2015. Conformance with the provisions prohibiting certain “covered funds” activities was extended by a Federal Reserve Board order that provided for an extension of the Volcker Rule conformance period for legacy ownership interests and sponsorship of covered funds until July 21, 2016. The Federal Reserve Board granted the last available statutory extension for such covered funds activities until July 21, 2017. Further, the Federal Reserve Board permits limited exemptions, upon application, for divestiture of certain "illiquid" covered funds, for an additional period of up to 5 years beyond that date. In the first quarter of 2017, we obtained a five-year extension from the Federal Reserve to the divestiture requirement of certain funds held by us and covered by this rule.
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

Consumer Protection Regulations
Retail activities of banks are subject to a variety of statutes and regulations designed to protect consumers, which for us and our subsidiaries and affiliates are enforced at the federal level by the CFPB. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers;

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
The CFPB may engage in other rulemakings that may impact our business, as the CFPB has indicated that, in addition to specific statutory mandates, it is working on a wide range of initiatives to address issues in markets for consumer financial products and services. The CFPB has also undertaken an effort to “streamline” consumer regulations and has established a database to collect, track and make public consumer complaints, including complaints against individual financial institutions.
The CFPB also has broad authority to prohibit unfair, deceptive or abusive acts and practices and to investigate and penalize financial institutions that violate this prohibition. The CFPB has brought enforcement actions against certain financial institutions for UDAAP violations and issued some guidance on the topic, which provides insight into the agency’s expectations regarding these standards. Among other things, CFPB guidance and its UDAAP-related enforcement actions have emphasized that management of third-party service providers is essential to effective UDAAP compliance and that the CFPB and other regulators are particularly focused on marketing and sales practices.
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

Commitments to Synovus Bank
Under the Federal Reserve Board's policy and regulation, we are expected to serve as a source of financial and managerial strength to Synovus Bank and Synovus Trust, and to commit resources to support Synovus Bank in circumstances when we might not do so absent such policy. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary. Further, the Federal Reserve Board has discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that any such divestiture may aid the depository institution's financial condition. In addition, any loans by us to Synovus Bank would be subordinate in right of payment to depositors and to certain other indebtedness of the bank. Notably, the Dodd-Frank Act codified the Federal Reserve Board's “source of strength” doctrine. In addition to the foregoing requirements, the Dodd-Frank Act's new provisions authorize the Federal Reserve Board to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company's compliance with these obligations. The Federal Reserve Board has not yet issued rules implementing this requirement.
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

Regulatory Examinations
Federal and state banking agencies require us and our subsidiary bank to prepare annual reports on financial condition and to conduct an annual audit of financial affairs in compliance with minimum standards and procedures. Synovus Bank, Synovus Trust, and in some cases we and our nonbank affiliates, must undergo regular on-site examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. The cost of examinations may be assessed against the examined institution as the agency deems necessary or appropriate.
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

In addition, the banking regulators have issued final rules that require the securitizer of asset-backed securities to retain not less than 5 percent of the credit risk of the assets collateralizing the asset-backed securities. This may impact our business by reducing the amount of our CRE lending and increasing the cost of borrowing.
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
Enforcement Powers
Synovus Bank and its “institution-affiliated parties,” including management, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the institution's affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. Violations can include failure to timely file required reports, filing false or misleading information or submitting inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations and criminal penalties for some financial institution crimes may include imprisonment for 20 years. Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance. When issued by a banking agency, cease-and-desist and similar orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency. The federal banking agencies also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless. See “Part I - Item 1A. Risk Factors - We may become subject to supervisory actions and enhanced regulation that could have a material adverse effect on our business, reputation, operating flexibility, financial condition and the value of our common stock and preferred stock” of this Report.
Debit Interchange Fees
Interchange fees, or "swipe" fees, are fees that merchants pay to credit card companies and card-issuing banks such as Synovus Bank for processing electronic payment transactions on their behalf. The maximum permissible interchange fee that a non-exempt issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, subject to an upward adjustment of 1 cent if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the Federal Reserve. In addition, card issuers and networks are prohibited from entering into arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks, and allows merchants to determine transaction routing.
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
In the current competitive banking environment, operating costs must reduce or grow much slower than overall revenue growth. In addition, we must continue to implement strategies to grow our loan portfolio and increase non-interest income in order to realize continued earnings growth and to remain competitive with the other banks in the markets we serve. Since 2010, we have implemented a series of strategic efficiency and growth initiatives for expense reduction, increased efficiencies and long-term growth. While we have realized cost-savings and growth as a result of these initiatives, there is no guarantee that these initiatives will be successful in controlling expenses and growth revenues in the future. In addition, while expense control continues to be a major focus for us, management also expects to continue to make strategic investments in technology and talent that are expected to improve our customer experience and support future growth which will require an increase in our expenditures. There can be no assurance that we will ultimately realize the anticipated benefits of our expense reduction and growth strategies, which may impair our earnings growth.
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
We derive the most significant portion of our revenues from our lending activities. When we lend money, commit to lend money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. We estimate and maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses, which represents management's best estimate of probable credit losses that have been incurred within the existing portfolio of loans, as described under "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Loan Losses”. The allowance, in the judgment of management, is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, changes in assumptions regarding a borrower's ability to pay, changes in collateral values, risk ratings, and other factors, both within and outside of our control, may cause the allowance for loan losses to become inadequate and require an increase in the provision for loan losses. In addition, the FASB has adopted new accounting standards for the recognition and measurement of credit losses for loans and certain other instruments. The new standards will be effective beginning January 1, 2020. While we are still evaluating the impact of these new accounting standards, we expect that the allowance for loan losses will be higher under the new standard and as such, could have an impact on our results of operations.
Because the risk rating of the loans is dependent on certain subjective information and is subject to changes in the borrower's credit risk profile, evolving local market conditions and other factors, it can be difficult for us to predict the effects that those factors will have on the classifications assigned to the loan portfolio, and thus difficult to anticipate the velocity or volume of the migration of loans through the classification process and effect on the level of the allowance for loan losses. Accordingly, we monitor our credit quality and our reserve requirements and use that as a basis for capital planning and other purposes. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" of this Report for further information.
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
Net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense that we pay on interest-bearing liabilities, is a major component of our income and our primary source of revenue from our operations. A narrowing of interest rate spreads could adversely affect our earnings and financial condition. The Federal Reserve began raising rates in recent years, but there is no assurance that rates will increase as expected, or at all. Regional and local economic conditions, competitive pressures and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense. We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. However, changes in interest rates still may have an adverse effect on our profitability. A significant portion of our loans, including commercial real estate loans and commercial and industrial loans, bear interest at variable rates. Increases in market interest rates can have a negative impact on our business, including reducing the amount of money our customers borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, as interest rates increase, in order to compete for deposits in our primary market areas, we may have to offer more attractive interest rates to depositors, or pursue other sources of liquidity, such as wholesale funds. While we actively manage these risks through hedging and other risk mitigation strategies, if our assumptions are wrong or overall economic conditions are significantly different than anticipated, our risk mitigation techniques may be insufficient.
Our net interest income was $1.02 billion for 2017, an increase of 13.8% compared to $899.2 million for 2016. Our total loans were $24.79 billion as of December 31, 2017, an increase of 3.9% compared to $23.86 billion as of December 31, 2016. Any future decrease in loan yields or lower realized yields on investment securities could reduce our net interest income and could cause pressure on net interest income in future periods. Net interest income also may be negatively impacted by the high level of competition that we face in our primary market area. A significant reduction in our net interest income could have a material adverse impact on our capital, financial condition and results of operations.
We may not be able to attract and retain key employees, which may adversely impact our ability to successfully execute our growth strategies.
Our financial success depends upon our ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees from financial institutions and others. Moreover, as the banking industry transforms due to technological innovation, we must continually assess and manage how our talent needs change over time. In addition, our future growth and the continued diversification of our loan portfolio depends, in part, on our ability to attract and retain the right mix of well-qualified employees. If we are unable to attract and retain qualified employees, our ability to execute our business strategies may suffer and we may be required to substantially increase our overall compensation or benefits to attract and retain such employees. In June 2010, the federal banking regulators jointly issued comprehensive final guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging employees to take imprudent risks. In 2016, the federal banking regulators also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2017, these rules have not been implemented. These regulations may significantly restrict the amount, form, and context in which we pay incentive compensation and may put us at a competitive disadvantage compared to non-financial institutions in terms of attracting and retaining key employees.
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
Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the networks, systems, or devices that our customers use to access our products and services, could result in customer attrition, regulatory and other fines, penalties or intervention, reputational damage, reimbursement or other compensation costs and/or additional compliance costs, any of which could materially adversely affect our business, results of operations or financial condition.
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
We intend to pursue acquisitions as part of our growth strategy. If we are unable to identify attractive acquisition targets and complete such acquisitions on favorable terms or we fail to successfully integrate bank or nonbank acquisitions into our existing operations, our growth prospects may be impaired and we may not realize the anticipated benefits from future acquisitions.
Part of our growth strategy is to pursue and complete acquisitions of bank or non-bank operations that meet our acquisition criteria. However, we may not be successful in identifying suitable acquisition candidates, and even if we identify such candidates, we may not be successful in completing such acquisitions on favorable terms, if at all.
In particular, difficulties may arise in the integration of the business and operations of BHCs, banks and other non-bank entities we acquire and, as a result, we may not be able to achieve the anticipated benefits, cost savings and other synergies that we expect will result from such transactions. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services. Additional savings are dependent upon the integration of the acquired entity’s businesses with our businesses, the conversion of core operating systems, data systems and products and the standardization of business practices. The integration could result in higher than expected deposit attrition, loss of key employees, disruption of our businesses or the businesses of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition.
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
The 2016 national election results have introduced further uncertainty into future implementation and enforcement of the Dodd-Frank Act and other regulatory requirements applicable to the banking sector. In addition, various proposals for regulatory simplification or relief were proposed by Congress and the banking agencies in 2017. While these developments have contributed to increased market valuations of companies in the banking and financial services industry, including our company, there is no assurance that any regulatory changes will be implemented or that benefits to our future financial performance will continue to be realized.

The full impact of Federal Tax Reform on us and our customers is unknown at present, creating uncertainty and risk related to our customers' future demand for credit and our future results.
While we expect Federal Tax Reform to have an overall positive impact on our business going forward, we continue to evaluate its impact on our business and that impact remains uncertain. Increased economic activity is expected as a result of the decrease in tax rates on businesses generally, which could spur additional economic activity that would encourage additional borrowing. At the same time, some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. The elimination of the federal income tax deductibility of business interest expenses for a significant number of customers effectively increases the cost of borrowing and could make equity or hybrid funding relatively more attractive. Moreover, tax exempt borrowing may be less attractive in the future due to the decrease in tax rates generally. This could have long-term negative impact on business customer borrowing. The differing effects of Federal Tax Reform for taxable corporations as compared to pass through entities owned by individuals also creates the potential for differing economic strategies by our customers that are presently uncertain and may continue to be for some time.
We are anticipating an increase in our after-tax net income available to shareholders in 2018 and future years as a result of the decrease in our effective tax rate. Some or all of this benefit could be lost to the extent that our competitors elect to lower interest rates and fees and we are forced to respond in order to remain competitive. Furthermore, we incurred a significant one-time, non-cash provisional charge resulting from the revaluation of our deferred tax assets in the fourth quarter of 2017. The estimated impact of Federal Tax Reform is based on management's current knowledge and assumptions, but there is no assurance that the presently anticipated benefits of Federal Tax Reform on us will be realized or that we will not incur further charges with respect to the revaluation of our deferred tax assets.
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
We may become subject to supervisory actions and enhanced regulation that could have a material adverse effect on our business, reputation, operating flexibility, financial condition and the value of our common stock and preferred stock.
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
If we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and Series C Preferred Stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, discontinue our share repurchase program, dispose of certain assets and liabilities within a prescribed period of time, or all of the above. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our common stock. See "Part 1 - Item 1. Business - Supervision, Regulation, and Other Factors" in this Report for further information.
We may be required to undertake additional strategic initiatives to improve our capital position due to changes in economic conditions or changes in regulatory capital rules
Effective January 1, 2015, the regulatory capital framework changed for us in important respects as a result of the Revised Rules. Among other things, the Revised Rules raised the minimum thresholds for required capital and revised certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum thresholds. The Revised Rules also introduced a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to the required minimum CET1, Tier 1 and Total Capital ratios identified above. The “capital conservation buffer,” which must consist entirely of CET1, is designed to absorb losses during periods of economic stress. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased-in over a three-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). At January 1, 2017, the buffer was increased to 1.25%. In addition, we repurchased $175.1 million of capital stock under our previously announced share repurchase program. As a result and as of December 31, 2017, our CET1 ratio under Basel III was 9.88% on a fully phased-in basis, which is in excess of the minimum common equity and additional conservation buffer stipulated by the Revised Rules. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
In addition to maintaining compliance with the Revised Rules, we and Synovus Bank are also subject to stress testing requirements, including public disclosures of certain results. The results of such stress testing may require us to take certain actions to improve our capital position. See "Part 1 - Item 1. Business - Supervision, Regulation, and Other Factors" of this Report for further information.
Moreover, federal bank regulators have issued a series of guidance and rulemakings applicable to large banks. While many of these do not currently apply to us due to our asset size, these issuances could impact industry capital standards and practices in many potentially unforeseeable ways.
We continue to actively monitor economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements, and engage in regular discussions with our regulators regarding capital at both Synovus and Synovus Bank. As part of our ongoing management of capital, we will continue to identify, consider, and pursue additional strategic initiatives to bolster our capital position as deemed necessary, including strategies that may be required to meet the requirements of the Revised Rules and other regulatory initiatives regarding capital, and will continue to evaluate our share repurchase program and increased dividends. The need to maintain more capital and greater liquidity than has been required historically could limit our business activities, including lending, and our ability to expand, either organically or through future acquisitions. It could also result in us taking steps to increase our capital that may be dilutive to shareholders or limit our ability to pay dividends or otherwise return capital to shareholders.
Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results.
We may be unable to access historical and alternative sources of liquidity, including the capital markets, brokered deposits, and borrowings from the FHLB, which could adversely affect our overall liquidity. Liquidity represents the extent to which we have readily available sources of funding needed to meet the needs of our depositors, borrowers and creditors, to support asset growth, and to otherwise sustain our operations and the operations of our subsidiary bank. In managing our consolidated balance sheet, we depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Sources of funding available to us, and upon which we rely as regular components of our liquidity and funding management strategy, include borrowings from the FHLB and brokered deposits. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" of this Report for further information. We also have historically enjoyed a solid reputation in the capital markets and have been able to raise funds in the form of either short- or long-term borrowings or equity or debt issuances. If, due to market disruptions, perceptions about our credit ratings or other factors, we are unable to access the capital markets in the future, our capital resources and liquidity may be adversely affected.
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
In addition to bank level liquidity management, we must manage liquidity at the Parent Company for various needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our common stock and preferred stock and share repurchases. The primary source of liquidity for us consists of dividends from Synovus Bank which are governed by certain rules and regulations of our supervising agencies. During 2015, Synovus Bank made upstream cash distributions to the Parent Company totaling $225.0 million including cash dividends of $199.9 million. During 2016, Synovus Bank made upstream cash dividends to the Parent Company totaling $325.0 million. During 2017, Synovus Bank and non-bank subsidiaries made cash distributions to the Parent Company totaling $451.0 million including cash dividends of $283.2 million. In January 2018, Synovus Bank made an upstream cash dividend of $45 million to the Parent Company. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, GA DBF rules and related statutes contain additional restrictions on payments of dividends by Synovus Bank. In particular, the Georgia Financial Institutions Code contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings and under other circumstances without the approval of the GA DBF. As a result of these restrictions, Synovus Bank may be required to seek approval from the GA DBF to pay dividends. See “Part I - Item 1A. Risk Factors - We may not be able to generate sufficient cash to service all of our debt and repay maturing debt obligations” of this Report. See "Part 1 - Item 1. Business - Supervision, Regulation, and Other Factors - Dividends" of this Report for further information. Synovus expects that it will receive additional dividends from Synovus Bank in 2018. If Synovus does not receive additional dividends from Synovus Bank in 2018 at the levels anticipated, its liquidity could be adversely affected and it may not be able to continue to execute its current capital plan to return capital to its shareholders. In addition to dividends from Synovus Bank, we have historically had access to a number of alternative sources of liquidity, including the capital markets, but there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. If our access to these traditional and alternative sources of liquidity is diminished or only available on unfavorable terms, then our overall liquidity and financial condition will be adversely affected.
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
As of December 31, 2017, we and our consolidated subsidiaries had $1.71 billion of long-term debt outstanding. Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our debt, to refinance our debt or to fund capital expenditures will depend on our future financial and operating performance and our ability to maintain adequate liquidity. Prevailing economic conditions (including interest rates), and regulatory constraints, including, among other things, on distributions to us from our subsidiaries and required capital levels with respect to our subsidiary bank and financial subsidiaries, business and other factors, many of which are beyond our control, may also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on maturity, and we may not be able to refinance any of our debt when needed on commercially reasonable terms or at all. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay investments in our business, sell assets, seek to obtain additional equity or debt financing or restructure our debt on terms that may not be favorable to us.
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
For a discussion of current regulatory limits on our ability to pay dividends, see "Part 1 - Item 1. Business - Supervision, Regulation, and Other Factors - Dividends" “Part I - Item 1A - Risk Factors - We may become subject to supervisory actions and enhanced regulation that could have a material adverse effect on our business, reputation, operating flexibility, financial condition and the value of our common stock and preferred stock” and “Part II - Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities - Dividends” in this Report for further information.
Our current tax position, including the realization of our deferred tax assets in the future, could be subject to potential legislative, administrative or judicial changes or interpretations, which could adversely affect our operating results.
The lower federal corporate income tax rate resulting from Federal Tax Reform caused us to revalue our deferred tax assets, resulting in a reduction of our deferred tax asset balance and a corresponding one-time, non-cash income tax charge of $47.2 million in the fourth quarter of 2017. This provisional charge is based on our current analysis of the impact of Federal Tax Reform to us, which is uncertain, and we may be required to further revalue our deferred tax assets in the future, which could result in additional increases to income tax expense. Because Synovus had $165.8 million in net deferred tax assets as of December 31, 2017, $70.4 million of which is disallowed when calculating regulatory capital, a further reduction in our deferred tax asset balance and a corresponding increase in our income tax expense could have a material impact on our results of operations. In addition, uncertainties in the interpretation and application of Federal Tax Reform and further tax reform in the future could materially impact our tax obligations and operating results in a number of other ways. In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of Federal Tax Reform, we will use what we believe are reasonable interpretations and assumptions in applying Federal Tax Reform, but it is possible that the IRS could issue subsequent guidance or take positions that differ from our prior interpretations and assumptions, which could have a material adverse effect on our results of operations and financial condition. In addition, local or state authorities may interpret tax laws, including Federal Tax Reform, and regulations differently than us or may reform their own tax laws and regulations, resulting in differences in the treatment of revenues, deductions or credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have a material adverse effect on our financial results.  See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Tax Expense” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 23 - Income Taxes" in this Report for further information.
The costs and effects of litigation, investigations or similar matters involving us or other financial institutions or counterparties, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.
We may be involved from time to time in a variety of litigation, investigations, inquiries or similar matters arising out of our business, including those described in “Part I - Item 3. Legal Proceedings” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 20 - Legal Proceedings" of this Report. Synovus cannot predict the outcome of these or any other legal matters. We establish reserves for legal claims when payments associated with the claims become probable and the losses can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. For those legal matters where the amounts associated with the claims are not probable and the costs cannot be reasonably estimated, Synovus estimates a range of reasonably possible losses. As of December 31, 2017, Synovus' management currently estimates the aggregate range of reasonably possible losses resulting from our outstanding litigation, including, without limitation, the matters described in this Report, is from zero to $8.0 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to us, and the actual losses could prove to be higher. As there are further developments in these legal matters, we will reassess these matters and the estimated range of reasonably possible losses may change as a result of this assessment. In addition, in the future, we may need to record additional litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management's attention and other resources away from our business.
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
As of December 31, 2017, we and our subsidiaries owned 202 facilities encompassing approximately 1,961,741 square feet and leased from third parties 94 facilities encompassing approximately 1,017,776 square feet. The owned and leased facilities are primarily comprised of office space from which we conduct our business in our headquarters in Columbus, Georgia and throughout our footprint. See Table 2 for a list of bank branches by state. The following table provides additional information with respect to our leased facilities:

Table 5 - Properties
Square Footage	Number of Locations	Average Square Footage
Under 3,000	17	1,603
3,000 – 9,999	57	4,827
10,000 – 18,999	6	13,752
19,000 – 30,000	7	23,424
Over 30,000	7	66,985

See "Part II - Item 8. Financial Statements and Supplementary Data - Note 7 - Premises and Equipment" of this Report for further information.
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
Based on our current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations for any particular period. For additional information, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 20 - Legal Proceedings" of this Report, which Note is incorporated in this Item 3 by this reference.
ITEM 4. MINE SAFETY DISCLOSURES
NOT APPLICABLE.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
Shares of our common stock are traded on the NYSE under the symbol “SNV.” On February 26, 2018, the closing price per share of our common stock as quoted, at the end of regular trading, on the NYSE was $51.07.
Market and Stock Price Information
The table below sets forth the high and low sales prices of our common stock during the years ended December 31, 2017 and December 31, 2016 as reported on the NYSE.

Table 6 – Stock Price Information
	High	Low
2017
Quarter ended December 31, 2017	$51.09	$44.60
Quarter ended September 30, 2017	46.42	40.27
Quarter ended June 30, 2017	44.76	39.09
Quarter ended March 31, 2017	44.09	37.95

2016
Quarter ended December 31, 2016	$41.83	$31.41
Quarter ended September 30, 2016	33.59	27.26
Quarter ended June 30, 2016	32.55	27.61
Quarter ended March 31, 2016	32.01	25.48

As of February 26, 2018, there were 118,681,256 shares of Synovus common stock issued and outstanding and 12,955 shareholders of record of Synovus common stock, some of which are holders in nominee name for the benefit of a number of different shareholders.
Dividends
The table below sets forth information regarding dividends declared on our common stock during the periods set forth below.

Table 7 – Dividends
	Date Paid to Shareholders	Per Share Amount
2017
Quarter ended December 31, 2017	January 2, 2018	$0.15
Quarter ended September 30, 2017	October 2, 2017	0.15
Quarter ended June 30, 2017	July 3, 2017	0.15
Quarter ended March 31, 2017	April 3, 2017	0.15

2016
Quarter ended December 31, 2016	January 2, 2017	$0.12
Quarter ended September 30, 2016	October 3, 2016	0.12
Quarter ended June 30, 2016	July 1, 2016	0.12
Quarter ended March 31, 2016	April 1, 2016	0.12

During each of 2017 and 2016, Synovus paid dividends of $10.2 million on its Series C Preferred Stock.

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
Synovus' ability to pay dividends is partially dependent upon dividends and distributions that it receives from Synovus Bank and its non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities. During 2017, Synovus Bank and non-bank subsidiaries made upstream cash distributions to the Parent Company totaling $451.0 million including cash dividends of $283.2 million. During 2016, Synovus Bank paid upstream cash dividends of $325.0 million to the Parent Company. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, GA DBF rules and related statutes contain limitations on payments of dividends by Synovus Bank without the approval of the GA DBF. See "Part I - Item 1. Business - Supervision, Regulation and Other Factors - Dividends" of this Report for further information. Synovus is also subject to contractual restrictions that limit its ability to pay dividends if there is an event of default under such contract. Synovus in the future may become subject to additional supervisory actions and/or enhanced regulation that could have a material negative effect on business, operating flexibility, financial condition, and the value of our common stock and preferred stock.
See “Part I - Item 1. Business - Supervision, Regulation and Other Factors - Dividends," "Part I - Item 1A. Risk factors - We may become subject to supervisory actions and enhanced regulation that could have a material adverse effect on our business, reputation, operating flexibility, financial condition and the value of our common stock and preferred stock” and “Part I - Item 1A. Risk Factors - We may be unable to pay dividends on our common stock and Series C Preferred Stock” of this Report for additional information regarding dividends on Synovus stock.

Stock Performance Graph
The following graph compares the yearly percentage change in cumulative shareholder return on Synovus stock with the cumulative total return of the Standard & Poor's 500 Index and the KBW Regional Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2012 and reinvestment of all dividends).

Table 8 - Stock Performance
	2012	2013	2014	2015	2016	2017
Synovus	$100	$144.77	$157.57	$191.01	$245.92	$290.88
Standard & Poor's 500 Index	100	129.60	144.36	143.31	156.98	187.47
KBW Regional Bank Index	100	154.19	154.50	159.85	216.87	216.21

Issuer Purchases of Equity Securities
On October 20, 2015, Synovus announced a $300 million share repurchase program to be completed over the next 15 month period. This program was completed during the fourth quarter of 2016. On January 17, 2017, Synovus announced a $200 million share repurchase program to be completed during 2017. The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2017, all of which were made under the $200 million share repurchase program.

Table 9 - Share Repurchases	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(in thousands, except per share data)
October 2017	66,000	$46.95	66,000	$61,051,035
November 2017	386,800	46.38	386,800	43,111,251
December 2017	368,840	49.10	368,840	—
Total	821,640	$47.65	821,640

(1) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

The foregoing repurchases during the fourth quarter of 2017 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Following the expiration of the $200 million share repurchase program on December 31, 2017, the Board of Directors authorized a new $150 million share repurchase program that will expire at the end of 2018. This new program was announced on January 23, 2018.

ITEM 6. SELECTED FINANCIAL DATA

Table 10 - Selected Financial Data	Years Ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Income Statement
Total revenues	$1,368,636	$1,172,375	$1,095,238	$1,081,388	$1,063,763
Net interest income	1,023,309	899,180	827,318	819,284	810,192
Provision for loan losses	67,185	28,000	19,010	33,831	69,598
Non-interest income	345,327	273,194	267,920	262,104	253,571
Non-interest expense	821,313	755,923	717,655	744,998	741,537
Net income	275,474	246,784	226,082	195,249	159,383
Dividends and accretion of discount on preferred stock	10,238	10,238	10,238	10,238	40,830
Net income available to common shareholders	265,236	236,546	215,844	185,011	118,553
Per share data
Net income per common share, basic	2.19	1.90	1.63	1.34	0.93
Net income per common share, diluted	2.17	1.89	1.62	1.33	0.88
Cash dividends declared per common share	0.60	0.48	0.42	0.31	0.28
Book value per common share	23.85	22.92	22.19	21.42	20.32
Balance Sheet
Investment securities available for sale	3,987,069	3,718,195	3,587,818	3,041,406	3,199,358
Loans, net of deferred fees and costs	24,787,464	23,856,391	22,429,565	21,097,699	20,057,798
Total assets	31,221,837	30,104,002	28,792,653	27,050,237	26,200,205
Deposits	26,147,900	24,648,060	23,242,661	21,531,700	20,876,790
Long-term debt	1,706,138	2,160,881	2,186,893	2,139,325	2,031,742
Total shareholders’ equity	2,961,566	2,927,924	3,000,196	3,041,270	2,948,985
Performance ratios and other data
Return on average assets	0.89%	0.84%	0.80%	0.74%	0.61%
Return on average equity	9.27	8.40	7.49	6.45	4.84
Net interest margin	3.55	3.27	3.19	3.38	3.40
Dividend payout ratio(1)	27.60	25.38	25.93	23.13	30.77
Total shareholders' equity to total assets ratio	9.49	9.73	10.42	11.24	11.25
Tangible common equity to tangible assets ratio(2)	8.88	9.09	9.90	10.69	10.68
Weighted average common shares outstanding, basic	121,162	124,389	132,423	138,495	127,495
Weighted average common shares outstanding, diluted	122,012	125,078	133,201	139,154	134,226

(1) Determined by dividing cash dividends declared per common share by diluted net income per share.
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
Overview of 2017 Financial Results
Net income available to common shareholders for 2017 was $265.2 million, or $2.17 per diluted common share, an increase of 12.1% and 14.9%, respectively, compared to $236.5 million, or $1.89 per diluted common share for 2016. Adjusted net income per diluted common share was $2.53 for 2017, up 27.7% compared to $1.98 for 2016. Return on average assets for 2017 was 0.89%, up 5 basis points from 2016. Adjusted return on average assets was 1.04% for 2017, up 16 basis points from 2016. The 2017 results include the $75 million Cabela's Transaction Fee, which was partially offset by the effect from certain balance sheet restructuring actions in the third quarter which resulted in pre-tax charges totaling $67.6 million. Results for 2017 also included $47.2 million in provisional tax expense due to the remeasurement of our deferred tax assets and liabilities resulting from Federal Tax Reform. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.
Total revenues for 2017 were $1.37 billion, up 16.7% compared to 2016. Adjusted total revenues, which exclude the Cabela's Transaction Fee, investment securities (losses) gains, net, and decrease in fair value of private equity investments, net, of $1.30 billion for 2017 were up 11.1% compared to 2016. Net interest income was $1.02 billion in 2017, up $124.1 million, or 13.8%, compared to 2016. The net interest margin was 3.55% for 2017, an increase of 28 basis points from 2016. The yield on earning assets increased 31 basis points to 4.03% and the effective cost of funds increased 3 basis points to 0.48%. The primary factors positively impacting earning asset yields were a 28 basis point increase in loan yields and a 26 basis point increase in taxable investment securities yields. Additionally, the rate increases in March, June, and December favorably impacted net interest income and net interest margin for 2017. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.
Non-interest income for 2017 was $345.3 million, up $72.1 million, or 26.4%, compared to 2016. The increase was driven by the $75 million Cabela's Transaction Fee. Adjusted non-interest income was up $5.5 million, or 2.1%, compared to 2016. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
Non-interest expense in 2017 was $821.3 million compared to $755.9 million in 2016. Adjusted non-interest expense increased $44.8 million, or 6.1% compared to 2016. Our focus on expense management helped us achieve the long-term goal of an efficiency ratio below 60% for the year. The efficiency ratio was 59.95% in 2017. The adjusted efficiency ratio was 59.87% in 2017 improved from 62.67% the prior year. Synovus continues to generate positive operating leverage with the year-over-year adjusted expense growth primarily driven by strategic investments in talent and technology, higher third-party processing expense relating to third-party lending partnerships servicing fees, expenses associated with Synovus Bank's transition to a single bank operating environment and re-branding strategy, higher medical self-insurance expense, a one-time $1 thousand bonus per eligible employee, and the addition of Global One. Strategic investments in talent and technology accounted for approximately $18.6 million of the increase in 2017 compared to 2016, as Synovus continues to add key talent and invest in technology to enhance the customer experience. Third-party processing expense relating to the servicing fees of the third-party lending partnerships increased by $4.8 million in 2017 compared to 2016, and expenses associated with Synovus Bank's transition to a single bank operating environment and re-branding strategy resulted in higher expenses of $5.9 million compared to 2016. Synovus' self-insured employee medical insurance expense was $5.7 million higher in 2017 compared to 2016, and the one-time $1 thousand bonus per eligible employee increased employment expense by $3.3 million. Global One operating expenses for the full year 2017 accounted for $3.3 million of the increase compared to 2016. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.
Credit quality continued to improve in 2017. During 2017, Synovus completed certain balance sheet restructuring actions which included $77.8 million in loans transferred to held-for-sale (consisting primarily of NPLs) that resulted in charge-offs of $34.2 million and provision expense of $27.7 million. Additionally, foreclosed real estate expenses for the year included $7.1 million of charges related to discounts to fair value for completed or planned accelerated dispositions. Non-performing loans were $115.6 million at December 31, 2017, down $37.8 million, or 24.7%, from December 31, 2016. The non-performing loan ratio was 0.47% at December 31, 2017, as compared to 0.64% at December 31, 2016. Total non-performing assets were $130.6 million at December 31, 2017, down $45.1 million, or 25.7%, from December 31, 2016. The non-performing assets ratio was 0.53% at

December 31, 2017, down 21 basis points from a year ago. Net charge-offs for 2017 were $69.7 million, or 0.29% of average loans, compared to $28.7 million, or 0.12% of average loans, for 2016. Excluding the 2017 balance sheet restructuring actions, the adjusted net charge-off ratio for 2017 was 0.15%. Loans past due over 90 days were 0.02% of total loans at December 31, 2017 as compared to 0.01% at December 31, 2016. The allowance for loan losses at December 31, 2017 was $249.3 million, or 1.01% of total loans, compared to $251.8 million, or 1.06% of total loans, at December 31, 2016. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
Restructuring charges for 2017 were $7.0 million and consisted primarily of severance charges of $6.1 million for termination benefits incurred in conjunction with a voluntary early retirement program offered during the first quarter of 2017. Restructuring charges, in 2016, totaled $8.3 million with $5.3 million related to corporate real estate optimization activities and $2.8 million associated with branch closures.
At December 31, 2017, total loans were $24.79 billion, an increase of $931.1 million, or 3.9%, compared to December 31, 2016. Total average loans were $24.40 billion in 2017, an increase of 5.5% from a year ago. Loan growth was driven by an $889.4 million or 17.9% increase in consumer loans and a $479.8 million or 4.2% increase in C&I loans, partially offset by a $438.8 million or 6.0% decline in CRE loans.
Total average deposits increased $1.49 billion, or 6.3%, to $25.37 billion in 2017 from $23.88 billion in 2016. Average core deposits were up $1.18 billion, or 5.2%, from 2016 and average non-interest bearing demand deposits as a percentage of total average deposits were 29.0% for 2017 compared to 29.4% for 2016. Average core transaction deposit accounts grew $1.36 billion, or 7.9%, from the previous year. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.
On November 9, 2017, Synovus redeemed all of the $300.0 million aggregate principal amount of its outstanding 7.875% senior notes due 2019. 2017 results include a loss of $23.2 million related to early extinguishment of these notes. During January 2016, Synovus repurchased $124.7 million of its subordinated notes that matured on June 15, 2017 in conjunction with Synovus' cash tender offer. Results for the year ended December 31, 2016 included a $4.7 million loss relating to this tender offer.
During 2017, Synovus repurchased $175.1 million, or 4.0 million shares, of common stock through open market transactions under the $200 million share repurchase program authorized during the fourth quarter of 2016 for execution during 2017. Additionally, cash dividends declared on common stock totaled $72.5 million in 2017, or $0.15 per share, representing a 25% increase from 2016. Total shareholders’ equity was $2.96 billion at December 31, 2017, compared to $2.93 billion at December 31, 2016. Return on average common equity was 9.32% for 2017, compared to 8.41% for 2016. Adjusted return on average common equity was 10.86% for 2017, compared to 8.82% for 2016. Adjusted return on average tangible common equity was 11.14% for 2017, compared to 8.92% for 2016. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures. Also see "Part II - Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities - Share Repurchases" of this Report for further discussion regarding Synovus' common stock repurchase program.
2018 Capital Actions
During the fourth quarter of 2017, the Board of Directors authorized a new share repurchase program of up to $150 million to be completed during 2018. Additionally, during January 2018, the Board of Directors approved a 67% increase in the quarterly common stock dividend to $0.25 per share, effective with the quarterly dividend payable in April 2018.

2018 Outlook
For the full year 2018 compared to the full year 2017, we currently expect:

•	Average loan growth of 4% to 6%

•	Average total deposits growth of 4% to 6%

•	Net interest income growth of 11% to 13%(1)

•	Adjusted non-interest income(2) growth of 4% to 6%

•	Total non-interest expense growth of 0% to 3%

•	Effective income tax rate of 23% to 24%

•	Net charge-off ratio of 15 to 25 b.p.s

•	Common share repurchases of up to $150 million
(1) Assumes a 25 b.p.s increase in the Federal funds rate in March and September 2018. If there are no increases in the Federal funds rate in 2018, net interest income is expected to increase by 9% to 11% in 2018.
(2) See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.

Consolidated Financial Highlights
A summary of Synovus’ financial performance for the years ended December 31, 2017 and 2016 is set forth in the table below.

Table 11 - Consolidated Financial Highlights
	Years Ended December 31,
(dollars in thousands, except per share data)	2017	2016	Change
Net interest income	$1,023,309	$899,180	13.8%
Provision for loan losses	67,185	28,000	139.9
Non-interest income	345,327	273,194	26.4
Adjusted non-interest income (1)	273,709	268,209	2.1
Total revenues	1,368,636	1,172,374	16.7
Adjusted total revenues (1)	1,298,142	1,168,674	11.1
Non-interest expense	821,313	755,923	8.7
Adjusted non-interest expense (1)	777,260	732,458	6.1
Income before income taxes	480,138	388,451	23.6
Net income	275,474	246,784	11.6
Net income available to common shareholders	265,236	236,546	12.1
Net income per common share, basic	2.19	1.90	15.1
Net income per common share, diluted	2.17	1.89	14.9
Adjusted net income per common share, diluted (1)	2.53	1.98	27.7
Return on average common equity	9.32%	8.41%	91	bps
Adjusted return on average common equity (1)	10.86	8.82	204
Adjusted return on average tangible common equity (1)	11.14	8.92	222
Return on average assets	0.89	0.84	5
Adjusted return on average assets (1)	1.04	0.88	16
Efficiency ratio	59.95	64.74	(479)
Adjusted efficiency ratio (1)	59.87	62.67	(280)

	As Of and For The Years Ended December 31,
	2017	2016	Change
Loans, net of deferred fees and costs	$24,787,464	$23,856,391	3.9%
Total deposits	26,147,900	24,648,060	6.1
Total average deposits	25,374,388	23,880,021	6.3
Average core deposits (1)	23,750,007	22,573,804	5.2
Average core transaction deposit accounts(1)	18,490,056	17,133,511	7.9

Net interest margin	3.55%	3.27%	28	bps
Non-performing assets ratio	0.53	0.74	(21)
Non-performing loans ratio	0.47	0.64	(17)
Past due loans over 90 days	0.02	0.01	1
Net charge-off ratio	0.29	0.12	17
Adjusted net charge-off ratio (1)	0.15	0.12	3

Common equity Tier 1 capital (transitional)	$2,763,168	$2,654,287	4.1%
Tier 1 capital	2,872,001	2,685,880	6.9
Total risk-based capital	3,383,081	3,201,268	5.7
Common equity Tier 1 capital ratio (transitional)	9.99%	9.96%	3	bps
Tier 1 capital ratio	10.38	10.07	31
Total risk-based capital ratio	12.23	12.01	22
Total shareholders’ equity to total assets ratio	9.49	9.73	(24)
Tangible common equity to tangible assets ratio (1)	8.88	9.09	(21)

(1) See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.

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
Assets, liabilities, and other financial instruments classified as Level 3 in the fair value hierarchy are generally less liquid and estimating their fair value requires inputs that are unobservable and require the application of significant judgment in order to determine the appropriate fair value of each of these instruments. As of December 31, 2017, assets totaling $21.8 million are measured at fair value on a recurring basis (or 0.07% of total assets) and classified as Level 3, of which $15.8 million consisted of private equity investments. Additionally, $15.7 million of liabilities are measured at fair value on a recurring basis (or 0.06% of total liabilities) and are classified as Level 3.
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 15 - Fair Value Accounting" of this Report for further discussion of fair value measurements and Synovus' use of the various fair value methodologies and the types of assets and liabilities in which fair value accounting is applied.

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
The investment strategy focuses on the use of the investment securities portfolio to generate interest income and to assist in the management of interest rate risk. Synovus increased the portfolio's duration slightly during 2017 while the average balance of the portfolio increased from the prior year. The weighted average duration of the investment securities portfolio was 3.8 years at December 31, 2017 compared to 3.7 years at December 31, 2016.
Synovus also utilizes a significant portion of its investment portfolio to secure certain deposits and other liabilities requiring collateralization. At December 31, 2017, $2.00 billion of these investment securities were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements. The investment securities are primarily mortgage-backed securities issued by U.S. government agencies and GSEs, both of which have a high degree of liquidity and limited credit risk. A mortgage-backed security depends on the underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. At December 31, 2017, all of the collateralized mortgage obligations and mortgage-backed pass-through securities held by Synovus were issued or backed by federal agencies or GSEs.
As of December 31, 2017 and 2016, the estimated fair value of investment securities available for sale as a percentage of their amortized cost was 98.7%. The investment securities available for sale portfolio had gross unrealized gains of $6.1 million and gross unrealized losses of $57.3 million, for a net unrealized loss of $51.2 million as of December 31, 2017. The investment securities available for sale portfolio had gross unrealized gains of $11.1 million and gross unrealized losses of $61.5 million, for a net unrealized loss of $50.4 million as of December 31, 2016. Shareholders’ equity included net unrealized losses of $43.5 million and $44.3 million on the available for sale portfolio as of December 31, 2017 and 2016, respectively.
The average balance of investment securities available for sale increased to $3.85 billion in 2017 from $3.57 billion in 2016. The portfolio earned a taxable-equivalent rate of 2.15% and 1.89% for 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, average investment securities available for sale represented 13.34% and 12.96%, respectively, of average interest earning assets.
The following table shows investment securities available for sale by type as of December 31, 2017 and 2016.

Table 12 - Investment Securities Available for Sale	December 31,

(in thousands)	2017	2016
U.S. Treasury securities	$82,674	$107,802
U.S. Government agency securities	10,862	12,993
Mortgage-backed securities issued by U.S. Government agencies	120,440	174,202
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,640,523	2,506,340
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,111,999	890,442
State and municipal securities	180	2,794
Equity securities	—	3,782
Corporate debt and other securities	20,391	19,840
Investment securities available for sale	$3,987,069	$3,718,195

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

Table 13 - Maturities and Weighted Average Yields of Investment Securities Available for Sale as of December 31, 2017
(dollars in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Fair Value
U.S. Treasury securities	$18,870	$63,804	$—	$—	$—	$82,674
U.S. Government agency securities	2,360	6,459	2,043	—	—	10,862
Mortgage-backed securities issued by U.S. Government agencies	—	—	31,193	89,247	—	120,440
Mortgage-backed securities issued by U.S. Government sponsored enterprises	18	1,928	430,140	2,208,437	—	2,640,523
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	19,366	1,092,633	—	1,111,999
State and municipal securities	180	—	—	—	—	180
Corporate debt and other securities	—	—	15,294	1,935	3,162	20,391
Total	$21,428	$72,191	$498,036	$3,392,252	$3,162	$3,987,069

Weighted Average Yield
U.S. Treasury securities	0.93%	1.49%	—%	—%	—%	1.37%
U.S. Government agency securities	4.90	5.66	4.90	—	—	5.36
Mortgage-backed securities issued by U.S. Government agencies	—	—	2.22	2.61	—	2.51
Mortgage-backed securities issued by U.S. Government sponsored enterprises	3.10	5.55	1.93	2.43	—	2.35
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	1.72	2.21	—	2.21
State and municipal securities	5.22	—	—	—	—	5.22
Corporate debt and other securities	—	—	5.50	5.50	1.99	4.93
Total	1.40%	1.96%	2.06%	2.37%	1.99%	2.32%

Loans
The following table shows loans by portfolio class and as a percentage of total loans, net of deferred fees and costs, as of December 31, 2017 and 2016.

Table 14 - Loans by Portfolio Class
	December 31,
	2017		2016
(dollars in thousands)	Total Loans	%*	Total Loans	%*
Investment properties	$5,670,065	22.9%	$5,869,261	24.6%
1-4 family properties	781,619	3.1	888,553	3.7
Land and development	483,604	2.0	616,298	2.6
Total commercial real estate	6,935,288	28.0	7,374,112	30.9
Commercial, financial, and agricultural	7,179,487	29.0	6,909,036	29.0
Owner-occupied	4,844,163	19.5	4,634,770	19.4
Total commercial and industrial	12,023,650	48.5	11,543,806	48.4
Home equity lines	1,514,227	6.1	1,617,265	6.8
Consumer mortgages	2,633,503	10.6	2,296,604	9.6
Credit cards	232,676	0.9	232,413	1.0
Other consumer loans	1,473,451	5.9	818,182	3.3
Total consumer loans	5,853,857	23.5	4,964,464	20.7
Deferred fees and costs, net	(25,331)	nm	(25,991)	nm
Total loans, net of deferred fees and costs	$24,787,464	100.0%	$23,856,391	100.0%

* Loan balance in each category is before net deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.
nm - not meaningful
Total loans ended the year at $24.79 billion, a $931.1 million or 3.9% increase from a year ago. Loan growth was driven by a $479.8 million or 4.2% increase in C&I loans and a $889.4 million or 17.9% increase in consumer loans, with our lending partnerships portfolio growing $669.2 million and consumer mortgages increasing by $336.9 million or 14.7%. This growth was partially offset by a decline in CRE loans of $438.8 million or 6.0%. Investment properties loans declined by $199.2 million or 3.4% while 1-4 family properties and land & development loans declined by $106.9 million, or 12.0%, and $132.7 million, or 21.5%, respectively.
Commercial Loans
The commercial loan portfolio consists of C&I loans and CRE loans. Total commercial loans at December 31, 2017 were $18.96 billion, or 76.5% of the total loan portfolio, and grew $41.0 million or 0.2% from December 31, 2016.
At December 31, 2017 and 2016, Synovus had 25 and 29 commercial loan relationships, respectively, with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at December 31, 2017 and 2016 was approximately $35 million and $34 million, respectively.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' total loan portfolio and is currently concentrated on small to middle market C&I lending dispersed throughout a diverse group of industries primarily in the Southeast and other selected areas in the United States. The following table shows the composition of the C&I portfolio aggregated by NAICS code. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are originated through Synovus' local markets and the Corporate Banking Group to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship.

Table 15 - Commercial and Industrial Loans by Industry
	December 31, 2017		December 31, 2016
(dollars in thousands)	Amount	%*	Amount	%*
Health care and social assistance	$2,764,907	23.0%	$2,598,438	22.5%
Manufacturing	930,751	7.7	872,559	7.5
Retail trade	857,348	7.1	876,951	7.6
Real estate, rental and leasing	851,303	7.1	763,050	6.7
Finance and insurance	780,279	6.5	764,811	6.6
Professional, scientific, and technical services	771,809	6.4	719,056	6.2
Other services	761,916	6.3	816,846	7.1
Wholesale trade	675,741	5.6	645,124	5.6
Real estate other	586,707	4.9	561,133	4.9
Accommodation and food services	562,877	4.7	530,232	4.6
Construction	500,091	4.2	465,632	4.0
Other industries	438,312	3.6	406,691	3.5
Transportation and warehousing	427,608	3.6	385,350	3.3
Agriculture, forestry, fishing, and hunting	349,181	2.9	387,589	3.4
Administration, support, waste management, and remediation	273,189	2.3	287,391	2.5
Educational services	259,367	2.2	222,516	1.9
Information	232,264	1.9	240,437	2.1
Total C&I loans	$12,023,650	100.0%	$11,543,806	100.0%

* Loan balance in each category expressed as a percentage of total C&I loans.

As of December 31, 2017, 93% of C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. Total C&I loans at December 31, 2017 were $12.02 billion, or 48.5% of the total loan portfolio, compared to $11.54 billion, or 48.4% of the total loan portfolio at December 31, 2016, an increase of $479.8 million, or 4.2%, from 2016. Global One, our life insurance premium finance lender acquired in 2016, contributed $172.4 million of the total growth. Additionally, the industries that primarily contributed to the growth during 2017 included health care and social assistance, real estate-related industries, and manufacturing. At December 31, 2017, $7.18 billion, or 59.7% of total C&I loans represented loans for the purpose of financing commercial, financial, and agricultural business activities compared to $6.91 billion or 59.9% of total C&I loans at December 31, 2016. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets. At December 31, 2017, $4.84 billion, or 40.3% of total C&I loans represented loans for the purpose of financing owner-occupied properties compared to $4.63 billion or 40.1% of total C&I loans at December 31, 2016. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the underlying real estate. These loans are predominantly secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
Total CRE loans, consisting of investment properties, 1-4 family properties, and land and development loans and representing 28.0% of the total loan portfolio at December 31, 2017, were $6.94 billion, a decrease of $438.8 million, or 6.0%, from December 31, 2016.
Investment Properties Loans
Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of December 31, 2017 were $5.67 billion, or 81.8% of the total CRE loan portfolio, and 22.9% of the total loan portfolio, compared to $5.87 billion, or 79.6% of the total CRE loan portfolio, and 24.6% of the total loan portfolio at December 31, 2016. Total investment properties decreased $199.2 million or 3.4% during 2017 primarily due to a decline in multi-family properties and shopping centers.

The following table shows the principal categories of the investment properties loan portfolio at December 31, 2017 and 2016.

Table 16 - Investment Properties Loan Portfolio
	December 31,
	2017		2016
(dollars in thousands)
Multi-family	$1,492,159	26.3%	$1,568,234	26.7%
Hotels	741,703	13.1	748,951	12.8
Office buildings	1,499,834	26.5	1,539,516	26.2
Shopping centers	791,311	14.0	964,325	16.4
Warehouses	581,410	10.2	515,112	8.8
Other investment property	563,648	9.9	533,123	9.1
Total investment properties loans	$5,670,065	100.0%	$5,869,261	100.0%

* Loan balance in each category expressed as a percentage of total investment properties loans.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to homebuilders and commercial mortgage loans to real estate investors, and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Construction loans are primarily interest-only loans and typically have maturities of three years or less, and commercial mortgage loans generally have maturities of three to five years, with amortization periods of up to fifteen to twenty years. At December 31, 2017, 1-4 family properties loans declined to $781.6 million, or 11.3% of the total CRE portfolio, and 3.1% of the total loan portfolio, compared to $888.6 million, or 12.0% of the total CRE portfolio, and 3.7% of the total loan portfolio at December 31, 2016.
Land and Development
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. These loans have short-term maturities and are typically unamortized. Properties securing these loans are substantially within the Synovus footprint, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans were $483.6 million at December 31, 2017, or 7.0% of the total CRE portfolio and 2.0% of the total loan portfolio compared to $616.3 million at December 31, 2016, or 8.4% of the CRE portfolio and 2.6% of the total loan portfolio. Land and development loans declined 21.5% from December 31, 2016 as Synovus continues to strategically reduce its exposure to these types of loans.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network as well as third-party lending partnerships, including first and second residential mortgages, home equity lines, credit card loans, home improvement loans, student loans, and other consumer loans. The majority of Synovus' consumer loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus. Total consumer loans as of December 31, 2017 were $5.85 billion, or 23.5% of the total loan portfolio compared to $4.96 billion, or 20.7% of the total loan portfolio at December 31, 2016. Total consumer loans increased by $889.4 million, or 17.9%, from December 31, 2016. Consumer mortgages grew $336.9 million or 14.7% from 2016 to $2.63 billion primarily due to continued recruiting of mortgage loan originators in strategic markets throughout the footprint as well as enhanced origination efforts, which also create additional cross-selling opportunities for other products. Credit card loans totaled $232.7 million at December 31, 2017 compared to $232.4 million at December 31, 2016.
Other consumer loans increased $655.3 million or 80.1% to $1.47 billion at December 31, 2017, primarily due to two consumer-based lending partnerships. One lending partnership, which began in the third quarter of 2015, is a program that provides merchants and contractors nationwide with the ability to offer term financing to their customers for major purchases and home improvement projects. The other lending partnership, which began in the second quarter of 2016, primarily provides borrowers the ability to refinance student loan debt. As of December 31, 2017, these partnerships had combined balances of $1.14 billion, up from $469.3 million at December 31, 2016.

Consumer loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores. Synovus makes consumer lending decisions based upon a number of key credit risk determinants including FICO scores as well as loan-to-value and debt-to-income ratios. Risk levels 1-6 (descending) are assigned to consumer loans based upon a risk score matrix. At least annually, the consumer loan portfolio is sent to a consumer credit reporting agency for a refresh of customers' credit scores so that management can evalute ongoing consistency or negative migration in the quality of the portfolio, which impacts the allowance for loan losses. The most recent credit score refresh was completed as of December 31, 2017. Revolving lines of credit were reviewed for a material change in financial circumstances, and when appropriate, the line of credit may be suspended for further advances. FICO scores within the retail residential real estate portfolio have generally remained stable over the last several years.
Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of the origination date or, if the loan has been refinanced, as of the refinance date, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' retail lending strategy, and Synovus does not currently develop or offer specific sub-prime, alt-A, no documentation or stated income retail residential real estate loan products. Synovus estimates that, as of December 31, 2017, it had $92.5 million of higher-risk consumer loans (1.6% of total consumer loans and 0.4% of the total loan portfolio) compared to $102.0 million as of December 31, 2016.
At December 31, 2017 and December 31, 2016, weighted average FICO scores within the consumer residential real estate portfolio were 772 and 768 (HELOCs), respectively, and 774 and 773 (Consumer Mortgages), respectively.
See "Part I - Item 1. Business - Monitoring of Collateral and Loan Guarantees" of this Report for information on monitoring of collateral and loan guarantees.
The following table shows the composition of the loan portfolio at December 31, 2017, 2016, 2015, 2014, and 2013.

Table 17 - Composition of Loan Portfolio
	December 31,
	2017		2016		2015		2014		2013
(dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial
Commercial, financial, and agricultural	$7,179,487	29.0%	$6,909,036	29.0%	$6,453,180	28.8%	$6,182,312	29.3%	$5,895,265	29.4%
Owner-occupied	4,844,163	19.5	4,634,770	19.4	4,318,950	19.2	4,085,407	19.4	4,036,186	20.1
Real estate — construction	1,604,803	6.5	1,724,518	7.1	2,181,174	9.7	1,714,942	8.1	1,758,054	8.8
Real estate — mortgage	5,330,485	21.5	5,649,594	23.7	5,213,594	23.2	5,211,660	24.7	4,748,922	23.6
Total commercial	18,958,938	76.5	18,917,918	79.2	18,166,898	80.9	17,194,321	81.5	16,438,427	81.9
Retail
Real estate — mortgage	4,147,730	16.7	3,913,869	16.4	3,628,597	16.1	3,378,059	15.9	3,106,609	15.4
Retail loans — credit cards	232,676	0.9	232,413	1.0	240,851	1.1	253,649	1.2	256,846	1.3
Retail loans — other	1,473,451	5.9	818,182	3.4	423,318	1.9	302,460	1.4	284,778	1.4
Total retail	5,853,857	23.5	4,964,464	20.8	4,292,766	19.1	3,934,168	18.5	3,648,233	18.1
Total loans	24,812,795		23,882,382		22,459,664		21,128,489		20,086,660
Deferred fees and costs, net	(25,331)	nm	(25,991)	nm	(30,099)	nm	(30,790)	nm	(28,862)	nm
Total loans, net of deferred fees and costs	$24,787,464	100.0%	$23,856,391	100.0%	$22,429,565	100.0%	$21,097,699	100.0%	$20,057,798	100.0%

* Loan balance in each category is before net deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.
nm - not meaningful

Deposits
Deposits provide the most significant funding source for interest earning assets. Total deposits were $26.15 billion at December 31, 2017, an increase of $1.50 billion, or 6.1%, compared to year-end 2016. Non-interest bearing deposits totaled $7.69 billion, at December 31, 2017, an increase of $600.5 million, or 8.5%, from December 31, 2016.
The following table shows the composition of average deposits for 2017 and 2016. See Table 21 for additional information on average deposits including average rates paid in 2017, 2016, and 2015.

Table 18 - Composition of Average Deposits
	2017		2016
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Non-interest bearing demand deposits	$7,351,015	29.0%	$7,017,168	29.4%
Interest bearing demand deposits	4,867,029	19.2	4,299,026	18.0
Money market accounts, excluding brokered deposits	7,474,200	29.4	7,191,715	30.1
Savings deposits	830,317	3.3	794,096	3.3
Time deposits, excluding brokered deposits	3,227,446	12.7	3,271,798	13.7
Brokered deposits	1,624,381	6.4	1,306,217	5.5
Total average deposits	$25,374,388	100.0%	$23,880,021	100.0%
Average core deposits(2)	$23,750,007	93.6%	$22,573,804	94.5%
Average core transaction deposit accounts(2)	$18,490,056	72.9%	$17,133,511	71.7%

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for applicable reconciliation to GAAP measure.
Total average deposits increased $1.49 billion, or 6.3%, to $25.37 billion in 2017 from $23.88 billion in 2016. Average core deposits were up $1.18 billion, or 5.2%, from 2016 and average non-interest bearing demand deposits as a percentage of total average deposits were 29.0% for 2017 compared to 29.4% for 2016. Average core transaction deposit accounts grew $1.36 billion, or 7.9%, from the previous year. The increase in deposits was driven by growth in interest bearing demand deposits, non-interest bearing demand deposits, and money market accounts. Average brokered deposits increased $318.2 million compared to 2016 due primarily to brokered time deposits acquired from World's Foremost Bank in the Cabela's Transaction. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for applicable reconciliation to GAAP measures.
Average brokered deposits represented 6.4% of Synovus' total average deposits for 2017 compared to 5.5% for 2016.
Time deposits of $100,000 and greater at December 31, 2017 and 2016 were $3.36 billion and $2.73 billion, respectively, and included brokered time deposits of $1.41 billion and $718.0 million, respectively. See Table 19 for the maturity distribution of time deposits of $100,000 or more. These larger deposits represented 12.8% and 11.1% of total deposits at December 31, 2017 and 2016, respectively, and included brokered time deposits which represented 5.4% and 2.9% of total deposits at December 31, 2017 and 2016, respectively.
The following table shows maturities of time deposits of $100,000 or more at December 31, 2017.

Table 19 - Maturity Distribution of Time Deposits of $100,000 or More
(in thousands)	December 31, 2017
3 months or less	$565,250
Over 3 months through 6 months	620,227
Over 6 months through 12 months	626,202
Over 12 months	1,546,538
Total outstanding	$3,358,217

Net Interest Income
The following table summarizes the components of net interest income for the years ended December 31, 2017, 2016, and 2015, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 35% federal income tax rate.

Table 20 - Net Interest Income
	Years Ended December 31,
(in thousands)	2017	2016	2015
Interest income	$1,162,497	$1,022,803	$945,962
Taxable-equivalent adjustment	1,124	1,285	1,304
Interest income, taxable-equivalent	1,163,621	1,024,088	947,266
Interest expense	139,188	123,623	118,644
Net interest income, taxable-equivalent	$1,024,433	$900,465	$828,622

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
Net interest income for 2017 was $1.02 billion, up $124.1 million, or 13.8%, from 2016. On a taxable-equivalent basis, net interest income increased $124.0 million, or 13.8%, from 2016. During 2017, average earning assets increased $1.36 billion, or 4.9%, primarily as a result of an increase in net loans and investment securities balances.
Net interest income for 2016 was $899.2 million, up $71.9 million, or 8.7%, from 2015. On a taxable-equivalent basis, net interest income increased $71.8 million, or 8.7%, from 2015. During 2016, average earning assets increased $1.53 billion, or 5.9%, primarily as a result of an increase in net loans and investment securities balances.
Net Interest Margin
The net interest margin was 3.55% for 2017, an increase of 28 basis points from 2016. The yield on earning assets increased 31 basis points to 4.03% and the effective cost of funds increased 3 basis points to 0.48%. The effective cost of funds includes non-interest bearing funding sources primarily consisting of demand deposits.
The primary components of the yield on interest earning assets are loan yields, yields on investment securities, and the yield on balances held with the Federal Reserve Bank. The primary factors positively impacting earning asset yields were a 28 basis point increase in loan yields and a 26 basis point increase in taxable investment securities yields. The increase in loan yields was primarily due to an increase in short term interest rates during 2017, including a 59 basis point increase in the average prime rate for 2017 compared to 2016. The increase in taxable investment securities yields was due to a modest increase in the effective duration of the investment portfolio and higher reinvestment rates. Earning asset yields were also positively impacted by a reduction in average balances of lower yielding funds held at the Federal Reserve Bank.
The primary factors impacting the effective cost of funds during 2017 were a 14 basis point increase in the cost of time deposits and a 18 basis point increase in the cost of long-term debt. These increases were partially offset by a higher level of non-interest bearing funding and a 2 basis point decrease in the cost of savings deposits.
The net interest margin was 3.27% for 2016, an increase of 8 basis points from 2015. The yield on earning assets increased 8 basis points to 3.72% and the effective cost of funds was unchanged at 0.45%. The primary factors positively impacting earning asset yields were a 1 basis point increase in loan yields and a 7 basis point increase in taxable investment securities yields. The increase in taxable investment securities yields was due to a lower level of purchased premium amortization and a modest increase in the effective duration of the investment portfolio. Earning asset yields were also positively impacted by a reduction in average balances of lower yielding funds held at the Federal Reserve Bank. The primary factors impacting the effective cost of funds during 2016 were a 6 point basis point increase in the cost of time deposits and a 15 basis point increase in the cost of long-term debt. These increases were offset by a higher level of non- interest bearing funding, a 4 basis point decline in the cost of money market accounts, and a 1 basis point decrease in the cost of interest bearing demand deposits.

Table 21 - Average Balances, Interest, and Yields
	2017			2016			2015
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest earning assets:
Taxable loans, net(1)(2)	$24,318,345	$1,062,261	4.37%	$23,022,443	$941,978	4.09%	$21,462,926	$875,147	4.08%
Tax-exempt loans, net(1)(2)(3)	66,174	3,157	4.77	74,929	3,469	4.63	73,907	3,444	4.66
Less Allowance for loan losses	251,667	—	—	254,646	—	—	254,863	—	—
Loans, net	24,132,852	1,065,418	4.41	22,842,726	945,447	4.14	21,281,970	878,591	4.13
Investment securities available for sale:
Taxable investment securities	3,852,571	82,664	2.15	3,563,818	67,335	1.89	3,258,121	58,968	1.81
Tax-exempt investment securities(3)	869	54	6.21	3,335	203	6.09	4,604	285	6.19
Total investment securities	3,853,440	82,718	2.15	3,567,153	67,538	1.89	3,262,725	59,253	1.82
Trading account assets	6,330	141	2.22	5,332	91	1.71	10,499	303	2.89
Interest earning deposits with banks	45,365	636	1.40	22,121	42	0.19	16,641	14	0.08
Due from Federal Reserve Bank	575,126	6,470	1.12	847,346	4,356	0.51	1,201,254	3,144	0.26
Federal funds sold and securities purchased under resale agreements	50,315	384	0.76	74,407	184	0.25	76,143	63	0.08
FHLB and Federal Reserve Bank stock	170,703	5,928	3.47	87,520	3,784	4.32	73,843	3,353	4.54
Mortgage loans held for sale	49,082	1,926	3.92	75,288	2,646	3.51	68,722	2,545	3.70
Total interest earning assets	28,883,213	1,163,621	4.03	27,521,893	1,024,088	3.72	25,991,797	947,266	3.64
Cash and cash equivalents	392,720			402,047			414,519
Premises and equipment, net	419,619			430,651			450,056
Other real estate	17,789			36,211			69,869
Other assets(4)	1,073,947			1,090,148			1,172,717
Total assets	$30,787,288			$29,480,950			$28,098,958
Liabilities and Equity
Interest bearing liabilities:
Interest bearing demand deposits	$4,867,029	$11,919	0.24%	$4,299,026	$7,198	0.17%	$3,949,087	$7,117	0.18%
Money market accounts	8,043,327	28,269	0.35	7,702,353	23,482	0.30	6,883,496	23,687	0.34
Savings deposits	830,317	457	0.06	794,096	640	0.08	675,947	375	0.06
Time deposits	4,282,700	40,680	0.95	4,067,378	32,886	0.81	4,557,778	34,355	0.75
Federal funds purchased and securities sold under repurchase agreements	184,093	198	0.11	216,593	200	0.09	205,305	168	0.08
Long-term debt	2,036,987	57,665	2.83	2,236,022	59,217	2.65	2,114,197	52,942	2.50
Total interest bearing liabilities	20,244,453	139,188	0.69	19,315,468	123,623	0.64	18,385,810	118,644	0.65
Non-interest bearing demand deposits	7,351,015			7,017,168			6,485,371
Other liabilities	221,270			208,808			209,877
Equity	2,970,550			2,939,506			3,017,900
Total liabilities and equity	$30,787,288			$29,480,950			$28,098,958
Net interest income, taxable equivalent net interest margin		$1,024,433	3.55%		$900,465	3.27%		$828,622	3.19%
Less: taxable-equivalent adjustment		1,124			1,285			1,304
Net interest income		$1,023,309			$899,180			$827,318

(1)	Average loans are shown net of deferred fees and costs. Non-performing loans are included.

(2)	Interest income includes net loan fees as follows: 2017 — $32.4 million, 2016 — $30.8 million, and 2015 — $30.5 million.

(3)	Reflects taxable-equivalent adjustments, using the statutory federal tax rate of 35%, adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.

(4)
Includes average net unrealized (losses)/gains on investment securities available for sale of $(34.4) million, $30.1 million, and $19.7 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Table 22 - Rate/Volume Analysis	2017 Compared to 2016 Change Due to(1)			2016 Compared to 2015 Change Due to(1)
(in thousands)	Volume	Yield/Rate	Net Change	Volume	Yield/Rate	Net Change
Interest earned on:
Taxable loans, net	$53,002	$67,281	$120,283	$63,628	$3,203	$66,831
Tax-exempt loans, net(2)	(405)	93	(312)	48	(23)	25
Taxable investment securities	5,457	9,872	15,329	5,533	2,834	8,367
Tax-exempt investment securities(2)	(150)	1	(149)	(79)	(3)	(82)
Trading account assets	17	33	50	(149)	(63)	(212)
Interest earning deposits with banks	44	550	594	4	24	28
Due from Federal Reserve Bank	(1,388)	3,502	2,114	(920)	2,132	1,212
Federal funds sold and securities purchased under resale agreements	(60)	260	200	(1)	122	121
FHLB and Federal Reserve Bank stock	3,594	(1,450)	2,144	621	(189)	432
Mortgage loans held for sale	(920)	200	(720)	243	(143)	100
Total interest income	59,191	80,342	139,533	68,928	7,894	76,822

Interest paid on:
Interest bearing demand deposits	966	3,755	4,721	630	(549)	81
Money market accounts	1,023	3,764	4,787	2,784	(2,989)	(205)
Savings deposits	29	(212)	(183)	71	194	265
Time deposits	1,744	6,050	7,794	(3,678)	2,209	(1,469)
Federal funds purchased and securities sold under repurchase agreements	(29)	27	(2)	9	23	32
Long-term debt	(5,274)	3,722	(1,552)	3,046	3,229	6,275
Total interest expense	(1,541)	17,106	15,565	2,862	2,117	4,979
Net interest income	$60,732	$63,236	$123,968	$66,066	$5,777	$71,843

(1)	The change in interest due to both rate and volume has been allocated to the yield/rate component.

(2)	Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 35%, in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.
Non-interest Income
Non-interest income for the year ended December 31, 2017 was $345.3 million, up $72.1 million, or 26.4%, compared to the year ended December 31, 2016. The increase was driven by the $75 million Cabela's Transaction Fee. Adjusted non-interest income was up $5.5 million, or 2.1%, compared to the year ended December 31, 2016. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
The following table shows the principal components of non-interest income.

Table 23 - Non-interest Income
	Years Ended December 31,
(in thousands)	2017	2016	2015
Service charges on deposit accounts	$79,801	$81,425	$80,142
Fiduciary and asset management fees	50,485	46,594	45,928
Brokerage revenue	29,705	27,028	27,855
Mortgage banking income	22,798	24,259	24,096
Bankcard fees	32,232	33,318	33,172
Cabela's Transaction Fee	75,000	—	—
Investment securities (losses) gains, net	(289)	6,011	2,769
Decrease in fair value of private equity investments, net	(3,093)	(1,026)	(219)
Other fee income	20,168	20,220	21,170
Other non-interest income	38,520	35,365	33,007
Total non-interest income	$345,327	$273,194	$267,920

Principal Components of Non-interest Income
Service charges on deposit accounts were $79.8 million in 2017, a decrease of $1.6 million, or 2.0%, from the previous year, and $81.4 million in 2016, an increase of 1.6% from 2015. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were $36.6 million in 2017, a decrease of $1.1 million, or 2.8%, from 2016. The decline in NSF fees from prior year is primarily due to lower Regulation E opt-in rates on new accounts as well as lower incident levels given higher average deposit balances. Account analysis fees were $24.7 million in 2017, up $396 thousand, or 1.6%, compared to 2016. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and savings accounts, were $18.5 million for 2017, a decrease of $968 thousand, or 5.0%, compared to 2016. The decline in all other service charges is largely due to a one-time impact during 2017 from account level conversions required for Synovus Bank's transition to a single bank operating environment.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, and financial planning services. Fiduciary and asset management fees were $50.5 million in 2017, an increase of $3.9 million, or 8.4%, from 2016. The increase was driven by growth in total assets under management, which increased by 23% to approximately $14 billion, due to the benefit of new talent additions as well as higher equity markets. Fiduciary and asset management fees were $46.6 million in 2016, an increase of $666 thousand, or 1.5% from 2015, driven in part by growth in assets under management of 4% from 2015.
At December 31, 2017, the market value of assets under management was approximately $14 billion, an increase of 23% from 2016, and $11.4 billion at December 31, 2016, an increase of 4% from 2015. Assets under management consist of all assets where Synovus has investment authority. Assets under advisement were approximately $3.1 billion and $3.4 billion at December 31, 2017 and 2016, respectively. Assets under advisement consist of non-managed assets as well as non-custody assets where Synovus earns a consulting fee. Assets under advisement at December 31, 2017 declined 9% from 2016 following an increase of 5% in 2016 from 2015. Many of the fiduciary and asset management fee charges are based on asset values, and changes in these values throughout the year directly impact fees earned.
Brokerage revenue was $29.7 million in 2017, a $2.7 million, or 9.9%, increase from 2016, and $27.0 million in 2016, an $827 thousand, or 3.0%, decrease from 2015. The increase in 2017 from 2016 was largely driven by growth in brokerage assets under management due primarily to new talent additions. Brokerage revenue consists primarily of brokerage commissions. Brokerage assets under management were approximately $2.5 billion at December 31, 2017, an increase of 30% from $1.9 billion at December 31, 2016.
Mortgage banking income decreased $1.5 million, or 6.0%, for the year ended December 31, 2017 compared to 2016, reflecting a decline in refinancing volume. Mortgage banking income increased $163 thousand, or 0.7%, during 2016 compared to 2015.
Bankcard fees decreased $1.1 million, or 3.3%, for the year ended December 31, 2017 compared to 2016. Bankcard fees consist primarily of credit card interchange fees and debit card interchange fees. Credit card interchange fees were $22.5 million, up $164 thousand, or 0.7%, for the year ended December 31, 2017 compared to 2016. Debit card interchange fees were $17.3 million, up $198 thousand, or 1.2%, for the year ended December 31, 2017, compared to 2016. Bankcard fees increased $146 thousand, or 0.4%, for the year ended December 31, 2016 compared to 2015.
On September 25, 2017, Synovus Bank completed the Cabela's Transaction and received the Cabela's Transaction Fee. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 2 - Acquisitions" in this Report for more information on the Cabela's Transaction.
Other fee income includes fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for automated teller machine use, customer swap dealer fees, and other service charges. Other fee income was lower by $52 thousand, or 0.3%, for the year ended December 31, 2017 compared to 2016. Other fee income decreased $950 thousand, or 4.5%, for the year ended December 31, 2016 compared to 2015 due primarily to a decrease in customer swap dealer fees.
The main components of other non-interest income are income from BOLI policies, insurance commissions, gains from sales of GGL/SBA loans, card and merchant sponsorship fees, and other miscellaneous items. Other non-interest income was up $3.2 million, or 8.9%, in 2017 compared to 2016. The increase was due primarily to growth in BOLI policy revenues of $3.7 million driven by additional investments in BOLI policies. Other non-interest income was up $1.6 million, or 4.7%, in 2016 compared to 2015. The increase was driven largely by growth in insurance revenues.
Non-interest Expense
Non-interest expense for the year ended December 31, 2017 was $821.3 million compared to $755.9 million for the year ended December 31, 2016. Adjusted non-interest expense for the year ended December 31, 2017 increased $44.8 million, or 6.1% compared to the year ended December 31, 2016. Our focus on expense management helped us achieve the long-term goal of an efficiency ratio below 60% for the year. The efficiency ratio was 59.95% in 2017. The adjusted efficiency ratio was 59.87% in 2017 improved from 62.67% the prior year. Synovus continues to generate positive operating leverage with the year-over-year adjusted expense growth primarily driven by strategic investments in talent and technology, higher third-party processing expense relating to third-party lending partnerships servicing fees, expenses associated with Synovus Bank's transition to a single bank operating environment and single brand, higher medical self-insurance expense, a one-time $1 thousand bonus per eligible employee, and the addition of Global One. Strategic investments in talent and technology accounted for approximately $18.6 million of the increase for the year ended December 31, 2017 compared to the year ended December 31, 2016, as Synovus continues to add key talent and invest in technology to enhance the customer experience. Third-party processing expense relating to the servicing fees of the third-party lending partnerships increased by $4.8 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, and expenses associated with Synovus Bank's transition to a single bank operating environment and single brand resulted in higher expenses of $5.9 million compared to the year ended December 31, 2016. Self-insured employee medical insurance expense was $5.7 million higher in 2017 compared to 2016 and the one-time $1 thousand bonus per eligible employee increased employment expense by $3.3 million. Global One operating expenses for the full year 2017 accounted for $3.3 million of the increase compared to the year ended December 31, 2016. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.

The following table summarizes non-interest expense for the years ended December 31, 2017, 2016, and 2015.

Table 24 - Non-interest Expense
	Years Ended December 31,
(in thousands)	2017	2016	2015
Salaries and other personnel expense	$433,321	$402,026	$380,918
Net occupancy and equipment expense	119,964	109,347	107,466
Third-party processing expense	54,708	46,320	42,851
FDIC insurance and other regulatory fees	27,011	26,714	27,091
Professional fees	26,232	26,698	26,646
Advertising expense	22,948	20,264	15,477
Foreclosed real estate expense, net	12,540	12,838	22,803
Loss on early extinguishment of debt, net	23,160	4,735	1,533
Earnout liability adjustment	5,466	—	—
Fair value adjustment to Visa derivative	—	5,795	1,464
Restructuring charges, net	7,014	8,267	36
Other operating expenses	88,949	92,919	91,370
Total non-interest expense	$821,313	$755,923	$717,655

2017 vs. 2016
Salaries and other personnel expense increased $31.3 million, or 7.8%, in 2017 compared to 2016 due primarily to talent additions, higher self-insurance expense, annual merit increases, a one-time $1 thousand bonus per eligible employee, and the addition of Global One.
Net occupancy and equipment expense increased $10.6 million, or 9.7%, during 2017 compared to 2016 as costs associated with growth in technology investments offset efficiencies gained in occupancy and related expenses. Synovus Bank's branch network consists of 250 branches at December 31, 2017, compared to 248 at December 31, 2016.
Third-party processing expense includes all third-party core operating system and processing charges as well as third-party servicing charges. Third-party processing expense increased $8.4 million, or 18.1%, compared to 2016 driven by an increase of $4.8 million from servicing fees associated with loan growth from Synovus' two consumer-based lending partnerships.
Advertising expense was up $2.7 million in 2017 compared to 2016 as a result of continued increased brand awareness activities.
Foreclosed real estate expense for 2017 totaled $12.5 million and included balance sheet restructuring actions during the three months ended September 30, 2017 with $7.1 million recorded for discounts to fair value for completed or planned ORE accelerated dispositions. ORE balances declined $18.6 million to $3.8 million at December 31, 2017 compared to prior year.
On November 9, 2017, Synovus redeemed all of the $300.0 million aggregate principal amount of its 7.875% senior notes due 2019. 2017 results include a loss of $23.2 million related to early extinguishment of these notes.
Earnout liability adjustment expense relates to the acquisition of Global One. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 2 - Acquisitions" in this Report for more information on the acquisition of Global One.
Restructuring charges of $7.0 million for the year ended December 31, 2017, consist primarily of severance charges of $6.1 million for termination benefits incurred in conjunction with a voluntary early retirement program offered during the first quarter of 2017. Additionally, during 2017, Synovus recorded restructuring charges of $715 thousand due to additional asset impairment charges on properties previously identified for disposition.
2016 vs. 2015
Salaries and other personnel expense increased $21.1 million, or 5.5%, in 2016 compared to 2015 due primarily to annual merit increases and higher commissions and incentive compensation.
Net occupancy and equipment expense increased $1.9 million, or 1.8%, during 2016. Synovus continued to evaluate its branch network while deploying additional digital and on-line capabilities to increase convenience for customers while lowering transaction costs, and identified and closed nine branches during 2016.

Third-party processing expense increased $3.5 million, or 8.1%, compared to 2015 driven by an increase of $2.6 million from servicing charges associated with growth from Synovus' two consumer-based lending partnerships. One lending partnership began in the third quarter of 2015 and the other lending partnership began in the second quarter of 2016.
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
During January 2016, Synovus repurchased $124.7 million of its subordinated notes that matured on June 15, 2017 in conjunction with Synovus' cash tender offer. Results for the year ended December 31, 2016 included a $4.7 million loss relating to this tender offer.
For the year ended December 31, 2016, restructuring charges totaled $8.3 million with $5.3 million related to corporate real estate optimization activities and $2.8 million associated with branch closures. For the year ended December 31, 2015, Synovus recorded net gains of $401 thousand on the sale of certain branch locations and recorded additional expense of $437 thousand associated primarily with branches closed during 2014.
Other operating expenses for 2016 included $2.5 million in litigation settlement expenses and other operating expenses for 2015 included $5.1 million in litigation settlement/contingency expenses. Please refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 20 - Legal Proceedings" of this Report for a more detailed discussion of legal proceedings and expenses related thereto.

Income Taxes
On December 22, 2017, H.R.1, formerly known as the Tax Cuts and Jobs Act of 2017 (Federal Tax Reform ), was signed into legislation. The Federal Tax Reform includes a number of changes to existing U.S. tax laws that impact Synovus, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The Federal Tax Reform also provides for significant limitations on the deductibility of interest, allowance of the expensing of capital expenditures, limitation on deductibility of FDIC insurance premiums, and limitation of the deductibility of certain performance-based compensation, among others.
    The 2017 financial results reflect the income tax expense effects from Federal Tax Reform in accordance with ASC Topic 740, Income Taxes. Additionally, Staff Accounting Bulletin No. 118 provides guidance for the application of ASC Topic 740 in the reporting period in which the Federal Tax Reform was signed into law. Synovus remeasured its deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal tax rate of 21 percent which is the rate at which these deferred tax assets and liabilities are expected to reverse. This resulted in additional federal income tax expense of $47.2 million in 2017. Based on the information available and our current interpretation of the Federal Tax Reform, Synovus has made reasonable estimates of the impact from the reduction in the corporate tax rate on the remeasurement of applicable deferred tax assets and liabilities.  However, certain deferred tax assets and liabilities will continue to be evaluated in the context of Federal Tax Reform through the date of the filing of our 2017 federal income tax return, and may change as a result of evolving management interpretations, elections, and assumptions, as well as new guidance that may be issued by the Internal Revenue Service.   Accordingly, the federal income tax expense of $47.2 million relating to the effects from Federal Tax Reform is considered provisional, as defined by SAB 118.   Management expects to complete its analysis within the measurement period in accordance with SAB 118.
Income tax expense was $204.7 million for the year ended December 31, 2017 compared to $141.7 million and $132.5 million for the years ended December 31, 2016 and 2015, respectively. The effective income tax rate for the years ended December 31, 2017, 2016 and 2015 was 42.6%, 36.5% and 36.9%, respectively. The increase in the effective income tax rate for 2017 was due to the $47.2 million tax expense recorded for the remeasurement of deferred tax assets and liabilities resulting from Federal Tax Reform. Without this adjustment, the effective income tax rate would have been 32.8%. Synovus currently expects an effective income tax rate of approximately 23% to 24% for the year ending December 31, 2018. The effective income tax rate in future periods could be affected by items that are infrequent in nature such as new legislation and changes in the deferred tax asset valuation allowance.
Deferred tax assets represent amounts available to reduce income taxes payable in future years. At December 31, 2017, total deferred tax assets, net of valuation allowance, were $165.8 million compared to $395.4 million at December 31, 2016. The decline is mainly due the utilization of net operating losses, the remeasurement of deferred tax assets and liabilities resulting from Federal Tax Reform, and the reclassification of the alternative minimum tax credits to current taxes receivable.
Synovus currently expects to realize the $165.8 million in net deferred tax assets well in advance of the statutory carryforward period. At December 31, 2017, $41.1 million or 25% of the net deferred tax asset relates to state net operating losses which have expiration dates beginning in 2023 through 2035. Additionally, $108.9 million of the net deferred tax assets have no expiration date as of December 31, 2017. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 23 - Income Taxes"" of this Report for additional discussion regarding deferred income taxes.
The Tax Reform Act of 1986 contains provisions that limit the utilization of NOL carryovers if there has been an “ownership change” as defined in Section 382 of the Code. In general, this would occur if ownership of common stock held by one or more 5% shareholders increased by more than 50 percentage points over their lowest pre-change ownership within a three-year period. If Synovus experiences such an ownership change, the utilization of pre-change NOLs to reduce future state income tax obligations could be limited. To reduce the likelihood of such an ownership change, Synovus adopted a Rights Plan in 2010 that was ratified by Synovus shareholders in 2011 and has been subsequently amended and ratified by Synovus shareholders, with the current plan expiring in April 2019.

Credit Quality
During 2017, credit quality continued to strengthen, with most key credit quality measures improving from 2016 levels.

Table 25 - Selected Credit Quality Metrics
	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Non-performing loans	$115,561	$153,378	$168,370	$197,757	$416,300
Impaired loans held for sale	11,278	—	—	3,607	10,685
Other real estate	3,758	22,308	47,030	85,472	112,629
Non-performing assets	$130,597	$175,686	$215,400	$286,836	$539,614
Loans 90 days past due and still accruing	$4,414	$3,135	$2,621	$4,637	$4,489
As a % of loans	0.02%	0.01%	0.01%	0.02%	0.02%
Total past due loans and still accruing	$52,031	$65,106	$47,912	$51,251	$72,600
As a % of loans	0.21%	0.27%	0.21%	0.24%	0.36%
Accruing TDRs	$151,271	$195,776	$223,873	$348,427	$556,410
Non-performing loans as a % of total loans	0.47%	0.64%	0.75%	0.94%	2.08%
Non-performing assets as a % of total loans, other loans held for sale, and ORE	0.53	0.74	0.96	1.35	2.67

Non-performing Assets
Total NPAs were $130.6 million at December 31, 2017, a $45.1 million, or 25.7%, decrease from $175.7 million at December 31, 2016. The decline in non-performing assets was primarily due to resolution and disposition of non-performing assets and charge-offs. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate declined 21 basis points to 0.53% at December 31, 2017 compared to 0.74% at December 31, 2016.
Non-performing loans were $115.6 million at December 31, 2017, a $37.8 million, or 24.7%, decrease from $153.4 million at December 31, 2016. The decline was driven by resolution and disposition of distressed loans (which includes some performing loans). Total non-performing loans as a percentage of total loans were 0.47% at December 31, 2017 compared to 0.64% at December 31, 2016.
ORE was $3.8 million at December 31, 2017, down $18.6 million, or 83.2%, from $22.3 million at December 31, 2016. The decline from 2016 was driven by sales and fewer properties being transferred into other real estate. ORE sales for 2017 were $18.5 million compared to $34.9 million in 2016. 2017 results reflect ORE write-downs in the third quarter totaling $7.1 million consisting of discounts to fair value for completed and planned ORE accelerated dispositions.

The following table shows the components of NPAs by portfolio class at December 31, 2017 and 2016.

Table 26 - NPAs by Portfolio Class
	December 31,
	2017				2016
(in thousands)	NPLs(1)	Impaired Loans Held for Sale	ORE	Total NPAs(2)	NPLs(1)	Impaired Loans Held for Sale	ORE	Total NPAs(2)
Investment properties	$3,804	$141	$—	$3,945	$5,268	$—	$339	$5,607
1-4 family properties	2,849	2,497	—	5,346	9,114	—	2,739	11,853
Land and development	5,797	412	1,435	7,644	16,233	—	9,195	25,428
Total commercial real estate	12,450	3,050	1,435	16,935	30,615	—	12,273	42,888
Commercial, financial, and agricultural	70,130	3,691	908	74,729	59,074	—	5,004	64,078
Owner-occupied	6,654	904	284	7,842	16,503	—	1,549	18,052
Total commercial and industrial	76,784	4,595	1,192	82,571	75,577	—	6,553	82,130
Consumer	26,327	3,633	1,131	31,091	47,186	—	3,482	50,668
Total	$115,561	$11,278	$3,758	$130,597	$153,378	$—	$22,308	$175,686

(1) NPL ratio is 0.47% and 0.64% at December 31, 2017 and 2016, respectively.
(2) NPA ratio is 0.53% and 0.74% at December 31, 2017 and 2016, respectively.
NPL inflows were down slightly for 2017 at $122.9 million compared to $123.5 million for 2016. The following table shows NPL inflows by portfolio class for the years ended December 31, 2017 and 2016.

Table 27 - NPL Inflows by Portfolio Class	Years Ended December 31,
(in thousands)	2017	2016
Investment properties	$3,357	$13,577
1-4 family properties	5,735	5,212
Land and development	4,923	5,016
Total commercial real estate	14,015	23,805
Commercial, financial, and agricultural	54,324	55,395
Owner-occupied	28,669	15,750
Total commercial and industrial	82,993	71,145
Consumer	25,889	28,501
Total NPL inflows	$122,897	$123,451

Asset Dispositions
During 2017, 2016 and 2015, Synovus completed sales of distressed assets (consisting primarily of NPLs and ORE) with total carrying values of $64.7 million, $54.8 million, and $79.3 million, respectively. Distressed asset sales have been a component of Synovus' strategy to further strengthen the balance sheet, improve asset quality, and enhance future earnings.
Troubled Debt Restructurings
At December 31, 2017, troubled debt restructurings (accruing and non-accruing) were $163.0 million, a decrease of $44.1 million, or 21.3%, compared to December 31, 2016. Non-accruing TDRs of $11.7 million at December 31, 2017 increased $372 thousand, or 3.3%, from December 31, 2016. Accruing TDRs were $151.3 million at December 31, 2017 compared to $195.8 million at December 31, 2016, a decrease of $44.5 million, or 22.7%, primarily due to a decline in TDR inflows as well as fewer TDRs having to retain the TDR designation upon subsequent renewal, refinance, or modification. At December 31, 2017, the allowance for loan losses allocated to these accruing TDRs declined to $8.7 million compared to $9.8 million at December 31, 2016 due to the decreased level of accruing TDRs. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At both December 31, 2017 and 2016, approximately 99% of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have remained low, and consisted of only eight defaults with a recorded investment of $4.0 million and two defaults with a recorded investment of $181 thousand for the years ended December 31, 2017 and 2016, respectively,
The table below shows accruing TDRs by risk grade at December 31, 2017 and 2016.

Table 28 - Accruing TDRs by Risk Grade
	December 31,
	2017		2016
(dollars in thousands)	Amount	%	Amount	%
Pass	$57,136	37.8%	$81,615	41.7%
Special mention	15,879	10.5	29,250	14.9
Substandard	78,256	51.7	84,911	43.4
Total accruing TDRs	$151,271	100.0%	$195,776	100.0%

The following table shows the payment status of accruing TDRs and the allocated allowance for loan losses at December 31, 2017 and 2016.

Table 29 - Accruing TDRs Aging and Allowance for Loan Losses by Portfolio Class
	December 31, 2017
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$21,398	$—	$—	$21,398	$1,006
1-4 family properties	14,865	191	—	15,056	504
Land and development	14,835	381	—	15,216	1,047
Total commercial real estate	51,098	572	—	51,670	2,557
Commercial, financial and agricultural	33,789	1,161	44	34,994	3,161
Owner-occupied	35,554	—	—	35,554	1,958
Total commercial and industrial	69,343	1,161	44	70,548	5,119
Home equity lines	5,096	—	—	5,096	114
Consumer mortgages	18,588	80	—	18,668	570
Credit cards	—	—	—	—	—
Other consumer loans	5,097	192	—	5,289	341
Total consumer	28,781	272	—	29,053	1,025
Total accruing TDRs	$149,222	$2,005	$44	$151,271	$8,701
	December 31, 2016
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Allowance for Loan Losses
Investment properties	$30,182	$133	$—	$30,315	$1,456
1-4 family properties	22,694	—	—	22,694	631
Land and development	26,015	10	—	26,025	1,731
Total commercial real estate	78,891	143	—	79,034	3,818
Commercial, financial and agricultural	31,443	798	—	32,241	2,919
Owner-occupied	52,333	—	—	52,333	2,332
Total commercial and industrial	83,776	798	—	84,574	5,251
Home equity lines	7,526	412	—	7,938	120
Consumer mortgages	18,518	572	—	19,090	487
Credit cards	—	—	—	—	—
Other consumer loans	5,013	127	—	5,140	167
Total consumer	31,057	1,111	—	32,168	774
Total accruing TDRs	$193,724	$2,052	$—	$195,776	$9,843

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
Past due loans have remained at low levels. As a percentage of total loans outstanding, loans 90 days past due and still accruing interest were 0.02% and 0.01% at December 31, 2017 and December 31, 2016, respectively. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments. As a percentage of total loans outstanding, loans 30 or more days past due and still accruing interest were 0.21% and 0.27% at December 31, 2017 and 2016, respectively.

The following table shows the aging of past due loans by portfolio class at December 31, 2017 and 2016.

Table 30 - Loans Past Due by Portfolio Class
	December 31,
	2017				2016
	30-89 Days Past Due		90+ Days Past Due		30-89 Days Past Due		90+ Days Past Due
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Investment properties	$2,506	0.04%	$90	—%	$2,795	0.05%	$—	—%
1-4 family properties	3,545	0.45	202	0.03	4,801	0.54	161	0.01
Land and development	1,609	0.33	67	0.01	1,441	0.23	—	0.01
Total commercial real estate	7,660	0.11	359	0.01	9,037	0.12	161	—
Commercial, financial and agricultural	11,214	0.16	1,016	0.01	9,542	0.14	720	0.01
Owner-occupied	6,880	0.14	479	0.01	17,913	0.39	244	—
Total commercial and industrial	18,094	0.15	1,495	0.01	27,455	0.24	964	0.01
Home equity lines	5,629	0.37	335	0.02	10,013	0.62	473	—
Consumer mortgages	3,971	0.15	268	0.01	7,876	0.34	81	0.01
Credit cards	1,930	0.83	1,731	0.74	1,819	0.78	1,417	0.60
Other consumer loans	10,333	0.70	226	0.02	5,771	0.71	39	0.01
Total consumer	21,863	0.37	2,560	0.04	25,479	0.51	2,010	0.04
Total loans past due	$47,617	0.19%	$4,414	0.02%	$61,971	0.26%	$3,135	0.01%

Potential Problem Loans
Management continuously monitors non-performing and past due loans to mitigate further deterioration regarding the condition of these loans. Potential problem loans are defined by management as certain performing loans with a well-defined weakness where there is information about possible credit problems of borrowers which causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of substandard accruing loans but exclude both loans 90 days past due and still accruing interest and substandard accruing troubled debt restructurings, which are reported separately. Management’s decision to include performing loans in the category of potential problem loans indicates that management has recognized a higher degree of risk associated with these loans. In addition to accruing loans 90 days past due and accruing restructured loans, Synovus had $103.3 million of potential problem commercial loans at December 31, 2017 compared to $162.0 million at December 31, 2016. Management’s current expectation of probable losses from potential problem loans is included in the allowance for loan losses, and management cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.
Net Charge-offs
Total 2017 net charge-offs were $69.7 million, or 0.29% of average loans, an increase of $40.9 million, or 142.4%, compared to 2016. Total 2016 net charge-offs were $28.7 million, or 0.12% of average loans, an increase of $907 thousand, or 3.3%, compared to $27.8 million, or 0.13% of average loans, for 2015. The $40.9 million increase from 2016 is primarily due to $34.2 million in net charge-offs recorded during the third quarter of 2017 in conjunction with the aforementioned transfers to held for sale.

The following table shows net charge-offs (recoveries) by portfolio class for the years ended December 31, 2017, 2016 and 2015.

Table 31 - Net Charge-offs (Recoveries) by Portfolio Class
	Years Ended December 31,
	2017		2016		2015
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Investment properties	$658	0.01%	$5,711	0.10%	$(280)	(0.01)%
1-4 family properties	2,678	0.32	(1,842)	(0.19)	(33)	—
Land and development	831	0.15	(879)	(0.13)	667	(0.08)
Total commercial real estate	4,167	0.06	2,990	0.04	354	0.01
Commercial, financial and agricultural	25,426	0.36	12,255	0.18	8,464	0.13
Owner-occupied	17,132	0.36	3,713	0.08	5,508	0.13
Total commercial and industrial	42,558	0.36	15,968	0.14	13,972	0.13
Home equity lines	4,329	0.28	1,462	0.09	2,996	0.18
Consumer mortgages	8,385	0.34	1,425	0.07	5,506	0.31
Credit cards	4,931	2.17	4,500	1.92	3,991	1.64
Other consumer loans	5,305	0.49	2,393	0.39	1,012	0.30
Total consumer	22,950	0.43	9,780	0.21	13,505	0.33
Total net charge-offs	$69,675	0.29%	$28,738	0.12%	$27,831	0.13%

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
Provision for loan losses for the years ended December 31, 2017 and 2016, was $67.2 million and $28.0 million, respectively. In the third quarter of 2017, Synovus completed certain balance sheet restructuring actions which included the transfer of $77.8 million in loans (consisting primarily of non-performing loans) to held-for-sale. This action resulted in provision expense of $27.7 million and net charge-offs of $34.2 million due to the actual or planned sale of such loans in an accelerated timeline, which required discounts below fair value. The provision for loan losses for the year ended December 31, 2016 was $28.0 million, an increase of $9.0 million or 47.3% compared to 2015. The increase in the provision for loan losses from 2015 to 2016 was primarily due to growth in loans outstanding, movement towards expected normalization of provision expense levels, as well as the continued stabilization of the allowance for loan loss factors.
The allowance for loan losses at December 31, 2017 was $249.3 million, or 1.01% of total loans, compared to $251.8 million, or 1.06% of total loans, at December 31, 2016. The decrease in the allowance for loan losses as a percentage of loans during 2017 was primarily a result of improvement in the overall risk profile of the loan portfolio.

A summary by loan category of loans charged off, recoveries of loans previously charged off, and additions to the allowance through provision for loan losses for the years ended December 31, 2017 and 2016, 2015, 2014, and 2013 is presented in the following table:

Table 32 - Allowance for Loan Losses – Summary of Activity by Loan Category
	Years Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Allowance for loan losses at beginning of year	$251,758	$252,496	$261,317	$307,560	$373,405
Allowance for loan losses of sold Memphis loans	—	—	—	(1,019)	—
Loans charged off
Commercial:
Commercial, financial, and agricultural	31,154	20,058	16,589	30,024	38,121
Owner-occupied	18,090	4,981	5,994	8,917	20,815
Real estate — construction	5,294	6,815	9,019	31,753	51,651
Real estate — mortgage	6,899	11,401	4,979	17,963	35,380
Total commercial	61,437	43,255	36,581	88,657	145,967
Consumer:
Real estate — mortgage	16,903	6,071	13,020	15,636	22,662
Consumer loans — credit cards	5,754	5,376	5,382	6,114	7,811
Consumer loans — other	6,325	3,258	2,356	3,131	3,513
Total consumer	28,982	14,705	20,758	24,881	33,986
Total loans charged off	90,419	57,960	57,339	113,538	179,953
Recoveries of loans previously charged off
Commercial:
Commercial, financial, and agricultural	5,728	7,803	8,125	13,287	17,314
Owner-occupied	958	1,268	486	1,341	2,604
Real estate — construction	4,173	7,846	8,202	8,714	11,348
Real estate — mortgage	3,853	7,380	5,442	3,073	5,720
Total commercial	14,712	24,297	22,255	26,415	36,986
Consumer:
Real estate — mortgage	4,187	3,184	4,518	5,832	4,748
Consumer loans — credit cards	824	876	1,391	1,583	1,918
Consumer loans — other	1,021	865	1,344	653	858
Total consumer	6,032	4,925	7,253	8,068	7,524
Recoveries of loans previously charged off	20,744	29,222	29,508	34,483	44,510
Net loans charged off	69,675	28,738	27,831	79,055	135,443
Provision for loan losses	67,185	28,000	19,010	33,831	69,598
Allowance for loan losses at end of year	$249,268	$251,758	$252,496	$261,317	$307,560
Ratios:
Allowance for loan losses to loans, net of deferred fees and costs	1.01%	1.06%	1.13%	1.24%	1.53%
Net charge-offs as a percentage of average loans net of deferred fees and costs	0.29%	0.12%	0.13%	0.39%	0.69%
Allowance to non-performing loans excluding collateral-dependent impaired loans with no related allowance	238.44%	202.01%	189.47%	197.22%	95.43%

The following table shows the allocation of the allowance for loan losses by loan category at December 31, 2017, 2016, 2015, 2014, and 2013.

Table 33 - Allocation of Allowance for Loan Losses
	December 31,
	2017		2016		2015		2014		2013
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial
Commercial, financial, and agricultural	$87,781	29.0%	$88,208	29.0%	$83,859	28.8%	$76,981	29.3%	$76,992	29.4%
Owner-occupied	39,022	19.5	37,570	19.4	39,130	19.2	41,129	19.4	38,443	20.1
Real estate — construction	27,518	6.5	33,827	7.1	38,354	9.7	48,742	8.1	53,697	8.8
Real estate — mortgage	47,479	21.5	47,989	23.7	48,779	23.2	52,729	24.7	73,949	23.6
Total commercial	201,800	76.5	207,594	79.2	210,122	80.9	219,581	81.5	243,081	81.9

Consumer
Real estate — mortgage	24,771	16.7	28,381	16.4	29,579	16.1	29,887	15.9	29,607	15.4
Consumer loans — credit cards	10,378	0.9	8,936	1.0	8,604	1.1	9,853	1.2	10,030	1.3
Consumer loans — other	12,319	5.9	6,847	3.4	4,191	1.9	1,996	1.4	1,842	1.4
Total consumer	47,468	23.5	44,164	20.8	42,374	19.1	41,736	18.5	41,479	18.1
Unallocated	—	—	—	—	—	—	—	—	23,000	—
Total allowance for loan losses	$249,268	100.0%	$251,758	100.0%	$252,496	100.0%	$261,317	100.0%	$307,560	100.0%

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
At December 31, 2017, Synovus and Synovus Bank's capital levels each exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 34 – Capital Ratios
(dollars in thousands)	December 31, 2017	December 31, 2016
Common equity tier 1 capital (transitional)
Synovus Financial Corp.	$2,763,168	$2,654,287
Synovus Bank	3,155,163	3,187,583
Tier 1 capital
Synovus Financial Corp.	2,872,001	2,685,880
Synovus Bank	3,155,163	3,187,583
Total risk-based capital
Synovus Financial Corp.	3,383,081	3,201,268
Synovus Bank	3,406,243	3,441,563
Common equity tier 1 capital ratio (transitional)
Synovus Financial Corp.	9.99%	9.96%
Synovus Bank	11.43	11.97
Tier 1 capital ratio
Synovus Financial Corp.	10.38	10.07
Synovus Bank	11.43	11.97
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.23	12.01
Synovus Bank	12.33	12.93
Leverage ratio
Synovus Financial Corp.	9.19	8.99
Synovus Bank	10.12	10.68
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	8.88	9.09

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
During 2017, Synovus repurchased $175.1 million, or 4.0 million shares, of common stock through open market transactions under the $200 million share repurchase program authorized during the fourth quarter of 2016 for execution during 2017.

During 2016, Synovus completed its $300 million share repurchase program with repurchases of $262.9 million, or 8.7 million shares, of common stock. This program was authorized during the third quarter of 2015 and was executed over a 15 month period through a combination of open market transactions and an ASR. Share repurchases of common stock during 2016 executed through open market transactions totaled $212.9 million, or 7.3 million shares, and $50.0 million, or 1.4 million shares, were executed through an ASR. During the fourth quarter of 2015, Synovus repurchased $37.1 million, or 1.2 million shares, under the $300 million share repurchase program through open market transactions.
As of December 31, 2017, total disallowed deferred tax assets were $70.4 million, or 0.25% of risk-weighted assets, compared to $218.3 million, or 0.82% of risk-weighted assets, at December 31, 2016. Disallowed deferred tax assets for CET1 were $56.3 million at December 31, 2017 compared to $131.0 million at December 31, 2016, due to phase-in of the total disallowed deferred tax asset for the CET1 capital measure. The net impact of Federal Tax Reform to the regulatory capital ratios at December 31, 2017 was a reduction of approximately 5 basis points. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes" in this Report for more information on Synovus' net deferred tax asset.
At December 31, 2017, Synovus' CET1 ratio was 9.99% under the Basel III transitional provisions, and the estimated fully phased-in CET1 ratio was 9.88%, both of which are well in excess of regulatory requirements including the capital conservation buffer. On November 21, 2017, federal banking regulators adopted a final rule to extend the regulatory capital transition applicable during 2017 to future periods for banking organizations (such as Synovus) that are not subject to the advanced approaches capital rule. This will reduce the capital impact to Synovus in 2018 from the fully phased-in implementation of Basel III that was originally required. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in this Report for applicable reconciliation to GAAP measure. Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements. During the fourth quarter of 2017, the Board of Directors authorized a new share repurchase program of up to $150 million to be completed during 2018, and during January 2018, Synovus' Board of Directors approved a 67% increase in the quarterly common stock dividend to $0.25 per share, effective with the quarterly dividend payable in April 2018.
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
Liquidity is generated primarily through maturities and repayments of loans by customers, maturities and sales of investment securities, deposit growth, and access to sources of funds other than deposits. Management continuously monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to manage customer deposit withdrawals, loan requests, and funding maturities. Liquidity is also enhanced by the acquisition of new deposits. Each of the local markets monitors deposit flows and evaluates local market conditions in an effort to retain and grow deposits.
Synovus Bank also generates liquidity through the national deposit markets through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. On September 25, 2017, Synovus Bank completed the Cabela's Transaction and thereby retained WFB's $1.10 billion brokered time deposit portfolio with a weighted average remaining maturity of approximately 2.53 years and a weighted average rate of 1.83 percent. Synovus Bank has the capacity to access funding through its membership in the FHLB system. At December 31, 2017, based on currently pledged collateral, Synovus Bank had access to incremental funding of $850 million, subject to FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the parent company level for various operating needs including the servicing of debt, the payment of dividends on our common stock and preferred stock, share repurchases, payment of general corporate expenses and potential capital infusions into subsidiaries. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and the Federal Reserve Bank. During 2017, Synovus Bank and non-bank subsidiaries made upstream cash distributions to the Parent Company totaling $451.0 million including cash dividends of $283.2 million. During 2016, Synovus Bank paid upstream cash dividends of $325.0 million to the Parent Company. During 2015, Synovus Bank made upstream cash distributions to the Parent Company totaling $225.0 million including cash dividends of $199.9 million. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity, and overall condition. In addition, GA DBF rules and related statutes contain limitations on payments of dividends by Synovus without the approval of the GA DBF.
On November 1, 2017, Synovus issued $300.0 million aggregate principal amount of 3.125% senior notes maturing in 2022 in a public offering with aggregate proceeds of $296.9 million, net of discount and debt issuance costs. On November 9, 2017, Synovus redeemed all of the $300.0 million aggregate principal amount of its 7.875% senior notes due 2019 at a "make whole" premium. 2017 results include a loss of $23.2 million related to early extinguishment of these notes. Additionally, during 2017, Synovus paid off the remaining balance of $278.6 million of its subordinated notes at their maturity date of June 15, 2017. During 2016 and 2015, Synovus repurchased $124.7 million and $46.7 million, respectively, of its subordinated notes maturing in 2017. Results for the years ended December 31, 2016 and 2015 included losses of $4.7 million and $1.5 million, respectively, relating to repurchases of these notes. During 2015, Synovus issued $250 million aggregate principal amount of subordinated notes due in 2025 in a public offering, for aggregate proceeds of $246.6 million, net of debt issuance costs.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I – Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results." Furthermore, Synovus may, from time to time, take advantage of attractive market opportunities to refinance its existing debt, redeem its preferred stock, or strengthen its liquidity or capital position.
Contractual Cash Obligations
The following table summarizes, by remaining maturity, Synovus’ significant contractual cash obligations at December 31, 2017. Excluded from the table below are certain liabilities with variable cash flows and/or no contractual maturity. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Commitments and Contingencies" of this Report for information on Synovus' commitments to extend credit including loan commitments and letters of credit. Additionally, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Deposits"and "Part II - Item 8. Financial Statements and Supplementary Data - Note 17 - Variable Interest Entities" of this Report for information on contractual maturities of time deposits and commitments pursuant to low income housing tax credit partnerships.

Table 35 - Contractual Cash Obligations
	Payments Due After December 31, 2017
(in thousands)	1 Year or Less	Over 1 - 3 Years	4 - 5 Years	After 5 Years	Total
Long-term debt obligations	$139,309	$425,342	$1,053,939	$307,392	$1,925,982
Capital lease obligations	113	226	241	1,154	1,734
Operating lease obligations	28,187	54,205	47,208	98,797	228,397
Purchase commitments(1)	62,647	27,155	8,932	—	98,734
Commitments to fund low income housing tax credit partnerships(2)	30,679	8,616	125	574	39,994
Total contractual cash obligations	$260,935	$515,544	$1,110,445	$407,917	$2,294,841

(1) Legally binding purchase obligations of $1.0 million or more.
(2) Commitments to fund investments in affordable housing tax credit partnerships have scheduled funding dates that are contingent on events that have not yet occurred, and may be subject to change.

Short-term Borrowings
The following table sets forth certain information regarding federal funds purchased and securities sold under repurchase agreements, the principal components of short-term borrowings.

Table 36 - Short-term Borrowings
(dollars in thousands)	2017	2016	2015
Balance at December 31,	$161,190	$159,699	$177,025
Weighted average interest rate at December 31,	0.18%	0.08%	0.08%
Maximum month end balance during the year	$225,475	$286,175	$250,453
Average amount outstanding during the year	184,093	216,593	205,305
Weighted average interest rate during the year	0.11%	0.09%	0.08%

Earning Assets and Sources of Funds
Average total assets for 2017 increased $1.31 billion, or 4.4%, to $30.79 billion as compared to average total assets for 2016. Average earning assets increased $1.36 billion, or 4.9%, in 2017 as compared to the prior year. Average earning assets represented 93.8% and 93.4% of average total assets for 2017 and 2016, respectively. The increase in average earning assets resulted primarily from a $1.29 billion increase in average loans, and a $288.8 million increase in average taxable investment securities. These increases were partially offset by a $272.2 million decrease in average interest bearing funds held at the Federal Reserve Bank. Average interest bearing demand deposits, non-interest bearing demand deposits, and average money market deposits increased by $568.0 million, $333.8 million and $341.0 million, respectively, and represented the primary funding source growth for the year.
Average total assets for 2016 increased $1.38 billion, or 4.9%, to $29.48 billion as compared to average total assets for 2015. Average earning assets increased $1.53 billion, or 5.9%, in 2016 as compared to the prior year. Average earning assets represented 93.4% and 92.5% of average total assets for 2016 and 2015, respectively. The increase in average earning assets resulted primarily from a $1.56 billion increase in average loans, and a $305.7 million increase in average taxable investment securities. These increases were partially offset by a $353.9 million decrease in average interest bearing funds held at the Federal Reserve Bank. Average non-interest bearing demand deposits and average money market deposits increased by $531.8 million and $818.9 million, respectively, and represented the primary funding source growth for the year.
For more detailed information on the average balance sheets for the years ended December 31, 2017, 2016, and 2015, refer to Table 21 - Average Balances, Interest, and Yields.
The table below shows the maturities of selected loan categories as of December 31, 2017. Also provided are the amounts due after one year, classified according to the sensitivity in interest rates. Actual repayments of loans may differ from the contractual maturities reflected therein because borrowers have the right to prepay obligations with and without prepayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could create differences between the contractual maturities and the actual repayment of such loans.

Table 37 - Loan Maturities and Interest Rate Sensitivity
	December 31, 2017
(in thousands)	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total
Selected loan categories:
Commercial, financial, and agricultural	$2,179,318	$3,871,846	$1,128,323	$7,179,487
Owner-occupied	774,526	2,753,789	1,315,848	4,844,163
Real estate - construction	731,469	840,839	32,495	1,604,803
Total	$3,685,313	$7,466,474	$2,476,666	$13,628,453

Loans due after one year:
Having predetermined interest rates				$4,185,874
Having floating or adjustable interest rates				5,757,266
Total				$9,943,140

Recently Issued Accounting Standards
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for further information.
Non-GAAP Financial Measures
The measures entitled adjusted non-interest income; adjusted non-interest expense; adjusted total revenues; adjusted efficiency ratio; average core deposits; average core transaction deposits; average core transaction non-interest bearing deposits; adjusted return on average assets; adjusted net income per common share, diluted; adjusted return on average common equity; adjusted return on average tangible common equity; tangible common equity to tangible assets ratio; tangible book value per common share; common equity Tier 1 (CET1) ratio (fully phased-in); and adjusted net charge-off ratio are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest income, total non-interest expense, total revenues, efficiency ratio, total average deposits, return on average assets, net income per common share, diluted, return on average common equity, the ratio of total shareholders’ equity to total assets, book value per common share, the CET1 ratio, and net charge-off ratio, respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted non-interest income and adjusted total revenues are measures used by management to evaluate non-interest income and total revenues exclusive of net investment securities gains/losses, changes in fair value of private equity investments, net, and the Cabela's Transaction Fee. Adjusted non-interest expense and the adjusted efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Average core deposits, average core transaction deposits, and average core transaction non-interest bearing deposits are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. Adjusted return on average assets, adjusted net income per common share, diluted, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that are not indicative of ongoing operations and impact period-to-period comparisons. The adjusted return on average tangible common equity is a measure used by management to compare Synovus’ performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity to tangible assets ratio, tangible book value per common share, and the common equity Tier 1 (CET1) ratio (fully phased-in) are used by management and bank regulators to assess the strength of our capital position. Adjusted net charge-off ratio is a measure used by management to evaluate charge-offs exclusive of charge-offs on loans transferred to held-for-sale. The computations of these measures are set forth in the tables below.

Table 38 - Reconciliation of Non-GAAP Financial Measures
	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Adjusted Non-interest Income
Total non-interest income	$345,327	$273,194	$267,920
Subtract: Cabela's Transaction Fee	(75,000)	—	—
Add/subtract: Investment securities losses (gains), net	289	(6,011)	(2,769)
Add: Decrease in fair value of private equity investments, net	3,093	1,026	219
Adjusted non-interest income	$273,709	$268,209	$265,370

Adjusted Non-interest Expense
Total non-interest expense	$821,313	$755,923	$717,655
Subtract: 3Q17 discounts to fair value for completed or planned ORE accelerated dispositions	(7,082)	—	—
Subtract: 3Q17 asset impairment charges related to accelerated disposition of corporate real estate and other properties	(1,168)	—	—
Subtract: Earnout liability adjustments	(3,759)	—	—
Subtract: Litigation settlement/contingency expense	(701)	(2,511)	(5,110)
Subtract: Restructuring charges, net	(7,014)	(8,267)	(36)
Subtract: Fair value adjustment to Visa derivative	—	(5,795)	(1,464)
Subtract: Loss on early extinguishment of debt, net	(23,160)	(4,735)	(1,533)
Subtract: Merger-related expense	(110)	(1,636)	—
Subtract: Amortization of intangibles	(1,059)	(521)	(503)
Adjusted non-interest expense	$777,260	$732,458	$709,009

Adjusted Total Revenues and Adjusted Efficiency Ratio
Adjusted non-interest expense	$777,260	$732,458	$709,009
Net interest income	1,023,309	899,180	827,318
Add: Tax equivalent adjustment	1,124	1,285	1,304
Total non-interest income	345,327	273,194	267,920
Add/subtract: Investment securities losses (gains), net	289	(6,011)	(2,769)
Total FTE revenues	$1,370,049	$1,167,648	$1,093,773
Subtract: Cabela's Transaction Fee	(75,000)	—	—
Add: Decrease in fair value of private equity investments, net	3,093	1,026	219
Adjusted total revenues	$1,298,142	$1,168,674	$1,093,992
Efficiency ratio	59.95%	64.74%	65.61%
Adjusted efficiency ratio(1)	59.87	62.67	64.81

	Years Ended December 31,
	2017	2016	2015
Average Core Deposits, Average Core Transaction Deposit Accounts, and Average Core Transaction Non-Interest Bearing Deposits
Average total deposits	$25,374,388	$23,880,021	$22,551,679
Subtract: Average brokered deposits	(1,624,381)	(1,306,217)	(1,421,949)
Average core deposits	23,750,007	22,573,804	21,129,730
Subtract: Average state, county, and municipal (SCM) deposits	(2,123,104)	(2,295,266)	(2,232,437)
Subtract: Average time deposits, excluding SCM deposits	(3,136,847)	(3,145,027)	(3,202,308)
Average core transaction deposit accounts	$18,490,056	$17,133,511	$15,694,985

Average core transaction non-interest bearing deposits	$6,593,727	$6,203,475	$5,706,010
Average core transaction interest bearing demand deposits	3,969,111	3,337,751	3,069,481
Average core transaction money market accounts, excluding brokered deposits	7,102,148	6,806,876	6,250,756
Average core transaction savings deposits	825,070	785,409	668,738
Average core transaction deposit accounts	$18,490,056	$17,133,511	$15,694,985

Table 38 - Reconciliation of Non-GAAP Financial Measures, continued
	Years Ended December 31,
(in thousands, except per share data)	2017	2016
Adjusted Return on Average Assets
Net income	$275,474	$246,784
Add: Earnout liability adjustments	3,759	—
Add: Income tax expense related to effects of Federal Tax Reform	47,181	—
Add: Litigation settlement/contingency expenses	701	2,511
Add: Restructuring charges, net	7,014	8,267
Add: Fair value adjustment to Visa derivative	—	5,795
Add: Loss on early extinguishment of debt, net	23,160	4,735
Add: Merger-related expense	110	1,636
Add: Amortization of intangibles	1,059	521
Add: 3Q17 provision expense on loans transferred to loans held-for-sale	27,710	—
Add: 3Q17 discounts to fair value for competed or planned ORE accelerated dispositions	7,082	—
Add: 3Q17 asset impairment charges related to accelerated disposition of corporate real estate and other properties	1,168	—
Add/subtract: Investment securities losses (gains), net	289	(6,011)
Add: Decrease in fair value of private equity investments, net	3,093	1,026
Subtract: Cabela's Transaction Fee	(75,000)	—
Subtract: Income tax benefit related to pre-2017 R&D credits and state taxes	(4,847)	—
Add/subtract:Tax effect of adjustments	1,337	(6,838)
Adjusted net income	$319,290	$258,426
Total average assets	$30,787,288	$29,480,950
Return on average assets	0.89%	0.84%
Adjusted return on average assets	1.04	0.88

Adjusted Net Income per Common Share, Diluted
Net income available to common shareholders	$265,236	$236,546
Add: Earnout liability adjustments	3,759	—
Add: Income tax expense related to effects of Federal Tax Reform	47,181	—
Add: Litigation settlement/contingency expenses	701	2,511
Add: Restructuring charges, net	7,014	8,267
Add: Fair value adjustment to Visa derivative	—	5,795
Add: Loss on early extinguishment of debt, net	23,160	4,735
Add: Merger-related expense	110	1,636
Add: Amortization of intangibles	1,059	521
Add: 3Q17 provision expense on loans transferred to loans held-for-sale	27,710	—
Add: 3Q17 discounts to fair value for competed or planned ORE accelerated dispositions	7,082	—
Add: 3Q17 asset impairment charges related to accelerated disposition of corporate real estate and other properties	1,168	—
Add/subtract: Investment securities losses (gains), net	289	(6,011)
Add: Decrease in fair value of private equity investments, net	3,093	1,026
Subtract: Cabela's Transaction Fee	(75,000)	—
Subtract: Income tax benefit related to pre-2017 R&D credits and state taxes	(4,847)	—
Add/subtract: Tax effect of adjustments	1,337	(6,838)
Adjusted net income available to common shareholders	$309,052	$248,188
Weighted average common shares outstanding, diluted	122,012	125,078
Adjusted net income per common share, diluted	$2.53	$1.98

Table 38 - Reconciliation of Non-GAAP Financial Measures, continued
	Years Ended December 31,
(dollars in thousands)	2017	2016
Adjusted Return on Average Common Equity and Adjusted Return on Average Tangible Common Equity
Net income available to common shareholders	$265,236	$236,546
Add: Earnout liability adjustments	3,759	—
Add: Income tax expense related to effects of Federal Tax Reform	47,181	—
Add: Litigation settlement/contingency expenses	701	2,511
Add: Restructuring charges, net	7,014	8,267
Add: Fair value adjustment to Visa derivative	—	5,795
Add: Loss on early extinguishment of debt, net	23,160	4,735
Add: Merger-related expense	110	1,636
Add: Amortization of intangibles	1,059	521
Add: 3Q17 provision expense on loans transferred to loans held-for-sale	27,710	—
Add: 3Q17 discounts to fair value for competed or planned ORE accelerated dispositions	7,082	—
Add: 3Q17 asset impairment charges related to accelerated disposition of corporate real estate and other properties	1,168	—
Add/subtract: Investment securities losses (gains), net	289	(6,011)
Add: Decrease in fair value of private equity investments, net	3,093	1,026
Subtract: Cabela's Transaction Fee	(75,000)	—
Subtract: Income tax benefit related to pre-2017 R&D credits and state taxes	(4,847)	—
Add/subtract: Tax effect of adjustments	1,337	(6,838)
Adjusted net income available to common shareholders	$309,052	$248,188

Total average shareholder's equity less preferred stock	$2,844,570	$2,813,526
Subtract: Goodwill	(57,779)	(32,151)
Subtract: Other intangible assets, net	(12,030)	(269)
Total average tangible shareholders' equity less preferred stock	$2,774,761	$2,781,106
Return on average common equity	9.32%	8.41%
Adjusted return on average common equity	10.86	8.82
Return on average tangible common equity	9.58	8.52
Adjusted return on average tangible common equity	11.14	8.92

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Tangible Common Equity to Tangible Assets Ratio
Total assets	$31,221,837	$30,104,002	$28,792,653	$27,050,237	$26,201,604
Subtract: Goodwill	(57,315)	(59,678)	(24,431)	(24,431)	(24,431)
Subtract: Other intangible assets, net	(11,254)	(13,223)	(471)	(1,265)	(3,415)
Tangible assets	$31,153,268	$30,031,101	$28,767,751	$27,024,541	$26,173,758

Total shareholders’ equity	$2,961,566	$2,927,924	$3,000,196	$3,041,270	$2,948,985
Subtract: Goodwill	(57,315)	(59,678)	(24,431)	(24,431)	(24,431)
Subtract: Other intangible assets, net	(11,254)	(13,223)	(471)	(1,265)	(3,415)
Subtract: Series C Preferred Stock	(125,980)	(125,980)	(125,980)	(125,980)	(125,862)
Tangible common equity	$2,767,017	$2,729,043	$2,849,314	$2,889,594	$2,795,277
Total shareholders’ equity to total assets ratio	9.49%	9.73%	10.42%	11.24%	11.25%
Tangible common equity to tangible assets ratio	8.88	9.09	9.90	10.69	10.68

Table 38 - Reconciliation of Non-GAAP Financial Measures, continued
December 31,
(dollars in thousands)	2017
Common Equity Tier 1 (CET1) Ratio (fully phased-in)
Common equity Tier 1	$2,763,168
Subtract: Adjustment related to capital components	(17,147)
Common equity Tier 1 (fully phased-in)	$2,746,021
Total risk-weighted assets	$27,667,906
Total risk-weighted assets (fully phased-in)	$27,791,929
Common equity Tier 1 (CET1) ratio	9.99%
Common equity Tier 1 ratio (fully phased-in)	9.88

Year Ended December 31,
(dollars in thousands)	2017
Adjusted Net Charge-off Ratio
Net charge-offs	$69,675
Subtract: Charge-offs on loans transferred to held-for-sale during 3Q17	(34,235)
Net charge-offs, excluding charge-offs on loans transferred to held-for-sale	$35,440
Average total loans	$24,384,519
Net charge-off ratio, as reported	0.29%
Adjusted net charge off-ratio, excluding 3Q17 transfers to held-for-sale	0.15

		Current outlook- increase (decrease) vs. 2017
(dollars in thousands)	December 31, 2017	$	%
2018 Outlook for Adjusted Non-interest Income Growth
Total non-interest income, as reported	$345,327	$285 million-$290 million	(16%)-(18%)
Subtract: Cabela's Transaction Fee	(75,000)
Add: Investment securities losses, net	289
Add: Decrease in fair value of private equity investments, net	3,093
Adjusted non-interest income	$273,709	$285 million-$290 million	4%-6%

Table 38 - Reconciliation of Non-GAAP Financial Measures, continued
	December 31,
(in thousands, except per share data)	2017	2016
Tangible Book Value per Common Share
Total shareholder's equity	$2,961,566	$2,927,924
Subtract: Series C Preferred Stock	(125,980)	(125,980)
Common equity	2,835,586	2,801,944
Subtract: Goodwill	(57,315)	(59,678)
Subtract: Other intangible assets, net	(11,254)	(13,223)
Tangible common equity	$2,767,017	$2,729,043
Common shares outstanding	118,897	122,266
Book value per common share	$23.85	$22.92
Tangible book value per common share	23.27	22.32

(1)The calculation of the adjusted efficiency ratio was revised during 2017.  ORE expense and other credit costs had been excluded since the financial crisis due to the abnormal level of expenditure.  Given the more normalized level of expense that Synovus is now experiencing, these costs will be included in the calculation hereafter (excluding the third quarter of 2017 balance sheet restructuring actions) and previous years have been restated as well. The change in the calculation resulted in a higher adjusted efficiency ratio.

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
Synovus returned $244.5 million in capital to common shareholders during 2017 with $175.1 million of common stock repurchases and $69.4 million of common stock dividends. During the fourth quarter of 2017, the Board of Directors authorized a new share repurchase program of up to $150 million to be completed during 2018, and during January 2018, Synovus' Board of Directors approved a 67% increase in the quarterly common stock dividend to $0.25 per share, effective with the quarterly dividend payable in April 2018.
During 2017, Synovus repurchased $175.1 million, or 4.0 million shares, of common stock through open market transactions under the $200 million share repurchase program authorized during the fourth quarter of 2016 for execution during 2017.
During 2016, Synovus completed its $300 million share repurchase program with repurchases of $262.9 million, or 8.7 million shares, of common stock. This program was authorized during the third quarter of 2015 and was executed over a 15 month period through a combination of open market transactions and an ASR. Share repurchases of common stock during 2016 executed through open market transactions totaled $212.9 million, or 7.3 million shares, and $50.0 million, or 1.4 million shares, were executed through an ASR. During the fourth quarter of 2015, Synovus repurchased $37.1 million, or 1.2 million shares, under the $300 million share repurchase program through open market transactions.
During 2015, Synovus completed its $250 million share repurchase program. This program was announced on October 21, 2014 and expired on October 23, 2015. Under this program, Synovus repurchased 9.1 million shares of common stock through a combination of open market transactions and an ASR. From October 2014 through September 30, 2015, Synovus repurchased $175.0 million, or 6.2 million shares, of common stock through open market transactions, including $161.9 million, or 5.7 million shares, of common stock repurchased during 2015. Synovus also entered into a $75.0 million ASR in October 2014. During 2014, Synovus repurchased 2.5 million shares of common stock under this ASR, and during January 2015, Synovus repurchased 392 thousand shares upon completion of this ASR.
On November 1, 2017, Synovus issued $300.0 million aggregate principal amount of 3.125% senior notes maturing in 2022 in a public offering with aggregate proceeds of $296.9 million, net of discount and debt issuance costs. On November 9, 2017, Synovus redeemed all of the $300.0 million aggregate principal amount of its 7.875% senior notes due 2019 at a "make whole" premium. 2017 results include a loss of $23.2 million related to early extinguishment of these notes.
During 2017, Synovus paid off the remaining balance of $278.6 million of its subordinated notes at their maturity date of June 15, 2017. During 2016 and 2015, Synovus repurchased $124.7 million and $46.7 million, respectively, of its subordinated notes maturing in 2017. Results for the years ended December 31, 2016 and 2015 included losses of $4.7 million and $1.5 million, respectively, relating to repurchases of these notes. During 2015, Synovus issued $250 million aggregate principal amount of subordinated notes due in 2025 in a public offering, for aggregate proceeds of $246.6 million, net of debt issuance costs.
On October 1, 2016, Synovus completed its acquisition of Global One. Under the terms of the merger agreement, Synovus acquired Global One for an up-front payment of $30 million, consisting of the issuance of 821 thousand shares of Synovus common stock valued at $26.6 million and $3.4 million in cash, with additional annual payments to the former shareholders of Global One for three to five years based on a percentage of Global One's earnings as defined in the merger agreement. The first annual Earnout Payment of stock and cash valued at $6.4 million was made during November 2017. The balance of the earnout liability at December 31, 2017 was $11.3 million based on the estimated fair value of the remaining Earnout Payments.
During 2017, Synovus Bank and non-bank subsidiaries made upstream cash distributions to the Parent Company totaling $451.0 million including cash dividends of $283.2 million. During 2016, Synovus Bank paid upstream cash dividends of $325.0 million to the Parent Company. During 2015, Synovus Bank made upstream cash distributions to the Parent Company totaling $225.0 million including cash dividends of $199.9 million.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk and Interest Rate Sensitivity
Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. This risk of loss can be reflected in either diminished current market values or reduced current and potential net income. Synovus’ most significant market risk is interest rate risk. This risk arises primarily from Synovus’ core banking activities of extending loans and accepting deposits.

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
The magnitude and velocity of rate changes among the various asset and liability groups exhibit different characteristics for each possible interest rate scenario; additionally, customer loan and deposit preferences can vary in response to changing interest rates. Simulation modeling enables Synovus to capture the expected effect of these differences. Assumptions utilized in the model are updated on an ongoing basis and are reviewed and approved by ALCO and the Risk Committee of the Board of Directors. Synovus also models expected changes in the shape of interest rate yield curves for each rate scenario. Simulation also enables Synovus to capture the effect of expected prepayment level changes on selected assets and liabilities subject to prepayment.
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve's current targeted range of 1.25% to 1.50% and the current prime rate of 4.50%. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points, a decline of 25 basis points, and a gradual decline of 100 basis points to determine the sensitivity of net interest income for the next twelve months. The gradual decline of 100 basis points was not modeled at the end of 2016 as the Federal Reserve's targeted rate for federal funds at the time was 0.50% to 0.75%. As illustrated in the table below, the net interest income sensitivity model indicates that, compared with a net interest income forecast assuming stable rates, net interest income is projected to increase by 1.9% and increase by 3.6% if interest rates increased by 100 and 200 basis points, respectively. Net interest income is projected to decline by 1.7% and decline by 4.7% if interest rates decreased by 25 basis points and 100 basis points, respectively. These changes are within Synovus’ policy limit of a maximum 5% negative change.

Table 39 - Twelve Month Net Interest Income Sensitivity
Change in Short-term Interest Rates (in basis points)	Estimated Change in Net Interest Income As of December 31,
	2017	2016
+200	3.6%	4.6%
+100	1.9%	2.2%
Flat	—%	—%
-25	-1.7%	-2.3%
-100	-4.7%	—%

The measured interest rate sensitivity indicates an asset sensitive position over the next year, which could serve to improve net interest income in a rising interest rate environment. The level of asset sensitivity has moderately declined in the past year, primarily due to modest duration extension within the loan and investment portfolios. The actual realized change in net interest income would depend on several factors, some of which could serve to diminish or eliminate the asset sensitivity noted above. These factors include a higher than projected level of deposit customer migration to higher cost deposits, such as certificates of deposit, which would increase total interest expense and serve to reduce the realized level of asset sensitivity. Another factor which could impact the realized interest rate sensitivity in a rising rate environment is the repricing behavior of interest bearing non-maturity deposits. Assumptions for repricing are expressed as a beta relative to the change in the prime rate. For instance, a 50% beta would correspond to a deposit rate that would increase 0.5% for every 1% increase in the prime rate. Projected betas for interest bearing non-maturity deposit repricing are a key component of determining the Company's interest rate risk position. Should realized betas be higher than projected betas, the expected benefit from higher interest rates would be diminished. The following table presents an example of the potential impact of an increase in repricing betas in a rising rate environment on Synovus' realized interest rate sensitivity position.

Table 40 - Core Deposit Beta Sensitivity
Change in Short-term Interest Rates (in basis points)	As of December 31, 2017
	Base Scenario	15% Increase in Average Repricing Beta
+200	3.6%	1.9%
+100	1.9%	1.1%

While all of the above estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income.
The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter term time horizon. Synovus also evaluates potential longer term interest rate risk through modeling and evaluation of economic value of equity (EVE). This EVE modeling allows Synovus to capture longer-term repricing risk and options risk embedded in the balance sheet. Simulation modeling is utilized to measure the economic value of equity and its sensitivity to immediate changes in interest rates. These simulations value only the current balance sheet and do not incorporate growth assumptions used in the net interest income simulation. The EVE is the net fair value of assets, liabilities, and off-balance sheet financial instruments derived from the present value of future cash flows discounted at current market interest rates. From this baseline valuation, Synovus evaluates changes in the value of each of these items in various interest rate scenarios to determine the net impact on the economic value of equity. Key assumptions utilized in the model, namely loan and investment prepayments, deposit pricing betas, and non-maturity deposit durations have a significant impact on the results of the EVE simulations.
As illustrated in the table below, the EVE model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 1.6% and decrease by 0.2%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. EVE is projected to decrease by 2.7% and 16.9% assuming an immediate and sustained decrease of 25 and 100 basis points, respectively. These changes are within Synovus' policy which limits the maximum negative change in EVE to 20% of the base EVE. These metrics reflect a slight moderation of asset sensitivity in the past year. This moderation is due to modest duration extension within the loan and investment portfolios coupled with a slightly higher mix of shorter duration deposits.

Table 41 - Economic Value of Equity Sensitivity
Immediate Change in Interest Rates (in basis points)	Estimated Change in EVE As of December 31,
	2017	2016
+200	-0.2%	2.8%
+100	1.6%	3.2%
- 25	-2.7%	-3.3%
-100	-16.9%	—%
	.
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

Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges. As of December 31, 2017 and December 31, 2016, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Synovus Financial Corp.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Synovus Financial Corp. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 1975.
/s/ KPMG LLP
Atlanta, Georgia
February 28, 2018

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Synovus Financial Corp.:

Opinion on Internal Control Over Financial Reporting
We have audited Synovus Financial Corp.’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Atlanta, Georgia
February 28, 2018

Synovus Financial Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2017	2016
ASSETS
Cash and cash equivalents	$397,848	$395,175
Interest bearing funds with Federal Reserve Bank	460,928	527,090
Interest earning deposits with banks	26,311	18,720
Federal funds sold and securities purchased under resale agreements	47,846	58,060
Trading account assets, at fair value	3,820	9,314
Mortgage loans held for sale, at fair value	48,024	51,545
Other loans held for sale	11,356	—
Investment securities available for sale, at fair value	3,987,069	3,718,195
Loans, net of deferred fees and costs	24,787,464	23,856,391
Allowance for loan losses	(249,268)	(251,758)
Loans, net	24,538,196	23,604,633
Premises and equipment, net	426,813	417,485
Goodwill	57,315	59,678
Other intangible assets	11,254	13,223
Other real estate	3,758	22,308
Deferred tax asset, net	165,788	395,356
Other assets	1,035,511	813,220
Total assets	$31,221,837	$30,104,002
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$7,686,339	$7,085,804
Interest bearing deposits, excluding brokered deposits	16,500,436	16,183,273
Brokered deposits	1,961,125	1,378,983
Total deposits	26,147,900	24,648,060
Federal funds purchased and securities sold under repurchase agreements	161,190	159,699
Long-term debt	1,706,138	2,160,881
Other liabilities	245,043	207,438
Total liabilities	28,260,271	27,176,078
Shareholders' Equity
Series C Preferred Stock – no par value. 5,200,000 shares outstanding at December 31, 2017 and December 31, 2016	125,980	125,980
Common stock - $1.00 par value. Authorized 342,857,143 shares at December 31, 2017 and December 31, 2016; issued 142,677,449 at December 31, 2017 and 142,025,720 at December 31, 2016; outstanding 118,897,295 at December 31, 2017 and 122,266,106 at December 31, 2016	142,678	142,026
Additional paid-in capital	3,043,129	3,028,405
Treasury stock, at cost – 23,780,154 shares at December 31, 2017 and 19,759,614 shares at December 31, 2016	(839,674)	(664,595)
Accumulated other comprehensive loss, net	(54,754)	(55,659)
Retained earnings	544,207	351,767
Total shareholders’ equity	2,961,566	2,927,924
Total liabilities and shareholders' equity	$31,221,837	$30,104,002

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Interest income:
Loans, including fees	$1,064,276	$944,233	$877,384
Investment securities available for sale	82,699	67,467	59,154
Trading account assets	141	91	303
Mortgage loans held for sale	1,926	2,646	2,546
Federal Reserve Bank balances	6,470	4,356	3,144
Other earning assets	6,985	4,010	3,431
Total interest income	1,162,497	1,022,803	945,962
Interest expense:
Deposits	81,325	64,206	65,534
Federal funds purchased and securities sold under repurchase agreements	198	200	168
Long-term debt	57,665	59,217	52,942
Total interest expense	139,188	123,623	118,644
Net interest income	1,023,309	899,180	827,318
Provision for loan losses	67,185	28,000	19,010
Net interest income after provision for loan losses	956,124	871,180	808,308
Non-interest income:
Service charges on deposit accounts	79,801	81,425	80,142
Fiduciary and asset management fees	50,485	46,594	45,928
Brokerage revenue	29,705	27,028	27,855
Mortgage banking income	22,798	24,259	24,096
Bankcard fees	32,232	33,318	33,172
Cabela's Transaction Fee	75,000	—	—
Investment securities (losses) gains, net	(289)	6,011	2,769
Decrease in fair value of private equity investments, net	(3,093)	(1,026)	(219)
Other fee income	20,168	20,220	21,170
Other non-interest income	38,520	35,365	33,007
Total non-interest income	345,327	273,194	267,920
Non-interest expense:
Salaries and other personnel expense	433,321	402,026	380,918
Net occupancy and equipment expense	119,964	109,347	107,466
Third-party processing expense	54,708	46,320	42,851
FDIC insurance and other regulatory fees	27,011	26,714	27,091
Professional fees	26,232	26,698	26,646
Advertising expense	22,948	20,264	15,477
Foreclosed real estate expense, net	12,540	12,838	22,803
Loss on early extinguishment of debt, net	23,160	4,735	1,533
Earnout liability adjustments	5,466	—	—
Fair value adjustment to Visa derivative	—	5,795	1,464
Restructuring charges, net	7,014	8,267	36
Other operating expenses	88,949	92,919	91,370
Total non-interest expense	821,313	755,923	717,655
Income before income taxes	480,138	388,451	358,573
Income tax expense	204,664	141,667	132,491
Net income	275,474	246,784	226,082
Dividends on preferred stock	10,238	10,238	10,238
Net income available to common shareholders	$265,236	$236,546	$215,844
Net income per common share, basic	$2.19	$1.90	$1.63
Net income per common share, diluted	2.17	1.89	1.62
Weighted average common shares outstanding, basic	121,162	124,389	132,423
Weighted average common shares outstanding, diluted	122,012	125,078	133,201

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Comprehensive Income

	December 31, 2017			December 31, 2016			December 31, 2015
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$480,138	$(204,664)	$275,474	$388,451	$(141,667)	$246,784	$358,573	$(132,491)	$226,082
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	130	(50)	80	467	(180)	287	521	(201)	320
Net unrealized gains (losses) on investment securities available for sale:
Reclassification adjustment for net losses (gains) realized in net income	289	(111)	178	(6,011)	2,314	(3,697)	(2,769)	1,066	(1,703)
Net unrealized gains (losses) arising during the period	1,038	(362)	676	(36,432)	14,027	(22,405)	(25,707)	9,901	(15,806)
Net unrealized gains (losses)	1,327	(473)	854	(42,443)	16,341	(26,102)	(28,476)	10,967	(17,509)
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(110)	43	(67)	(144)	56	(88)	(272)	104	(168)
Actuarial gains arising during the period	61	(23)	38	102	(39)	63	236	(93)	143
Net unrealized gains	(49)	20	(29)	(42)	17	(25)	(36)	11	(25)
Other comprehensive income (loss)	$1,408	$(503)	$905	$(42,018)	$16,178	$(25,840)	$(27,991)	$10,777	$(17,214)
Comprehensive income			$276,379			$220,944			$208,868

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Changes in Shareholders' Equity

(in thousands, except per share data)	Series C Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2014	$125,980	$139,950	$2,960,825	$(187,774)	$(12,605)	$14,894	$3,041,270
Net income	—	—	—	—	—	226,082	226,082
Other comprehensive loss, net of income taxes	—	—	—	—	(17,214)	—	(17,214)
Cash dividends declared on common stock - $0.42 per share	—	—	—	—	—	(55,354)	(55,354)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	(10,238)	(10,238)
Repurchases and completion of ASR agreement to repurchase shares of common stock	—	—	14,516	(213,737)	—	—	(199,221)
Restricted share unit activity	—	304	(4,877)	—	—	(411)	(4,984)
Stock options exercised	—	338	5,305	—	—	—	5,643
Share-based compensation net tax benefit	—	—	1,656	—	—	—	1,656
Share-based compensation expense	—	—	12,556	—	—	—	12,556
Balance at December 31, 2015	$125,980	$140,592	$2,989,981	$(401,511)	$(29,819)	$174,973	$3,000,196
Net income	—	—	—	—	—	246,784	246,784
Other comprehensive loss, net of income taxes	—	—	—	—	(25,840)	—	(25,840)
Cash dividends declared on common stock - $0.48 per share	—	—	—	—	—	(59,425)	(59,425)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	(10,238)	(10,238)
Repurchases of common stock	—	—	—	(263,084)	—	—	(263,084)
Issuance of common stock for acquisition	—	821	25,771	—	—	—	26,592
Restricted share unit activity	—	316	(5,030)	—	—	(327)	(5,041)
Stock options exercised	—	297	4,858	—	—	—	5,155
Share-based compensation net tax deficiency	—	—	(790)	—	—	—	(790)
Share-based compensation expense	—	—	13,615	—		—	13,615
Balance at December 31, 2016	$125,980	$142,026	$3,028,405	$(664,595)	$(55,659)	$351,767	$2,927,924
Net income	—	—	—	—	—	275,474	275,474
Other comprehensive income, net of income taxes	—	—	—	—	905	—	905
Cash dividends declared on common stock - $0.60 per share	—	—	—	—	—	(72,506)	(72,506)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	(10,238)	(10,238)
Repurchases of common stock	—	—	—	(175,079)	—	—	(175,079)
Issuance of common stock for earnout payment	—	118	5,342	—	—	—	5,460
Restricted share unit activity	—	336	(8,039)	—	—	(290)	(7,993)
Stock options exercised	—	198	3,242	—	—	—	3,440
Share-based compensation expense	—	—	14,179	—	—	—	14,179
Balance at December 31, 2017	$125,980	$142,678	$3,043,129	$(839,674)	$(54,754)	$544,207	$2,961,566

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2017	2016	2015
Operating Activities
Net income	$275,474	$246,784	$226,082
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	67,185	28,000	19,010
Depreciation, amortization, and accretion, net	59,121	58,228	56,741
Deferred income tax expense	231,056	128,837	121,904
Decrease (increase) in trading account assets	5,494	(2,327)	8,766
Originations of mortgage loans held for sale	(622,564)	(705,394)	(790,625)
Proceeds from sales of mortgage loans held for sale	642,193	724,712	807,906
Gain on sales of mortgage loans held for sale, net	(13,450)	(13,780)	(14,966)
(Increase) decrease in other assets(1)	(80,544)	(21,697)	6,135
Increase (decrease) in other liabilities	28,651	(4,239)	(24,906)
Investment securities losses (gains), net	289	(6,011)	(2,769)
Losses and write-downs on other real estate, net	11,382	10,174	17,619
Loss on early extinguishment of debt, net	23,160	4,735	1,533
Share-based compensation expense	14,179	13,615	12,556
Net cash provided by operating activities	641,626	461,637	444,986

Investing Activities
Net cash received in acquisition	—	6,146	—
Net increase in interest earning deposits with banks	(7,591)	(1,335)	(5,577)
Net decrease in federal funds sold and securities purchased under resale agreements	10,214	11,759	3,291
Net decrease (increase) in interest bearing funds with Federal Reserve Bank	66,162	302,797	(108,525)
Proceeds from maturities and principal collections of investment securities available for sale	632,875	894,123	693,608
Proceeds from sales of investment securities available for sale	812,293	968,606	347,954
Purchases of investment securities available for sale	(1,729,902)	(2,051,283)	(1,634,531)
Proceeds from sales of loans	42,726	15,046	28,762
Proceeds from sale of other real estate	14,322	30,762	47,137
Net increase in loans	(1,060,582)	(1,129,422)	(1,411,050)
Purchase of Federal Reserve Bank capital stock	—	(97,293)	—
Purchases of bank-owned life insurance policies, net of settlements(1)	(148,110)	(28,126)	(42,444)
Net increase in premises and equipment	(51,106)	(34,317)	(28,381)
Proceeds from sale of other assets held for sale	3,158	13,072	3,039
Net cash used in investing activities	(1,415,541)	(1,099,465)	(2,106,717)
Financing Activities
Net increase in demand and savings deposits	932,561	1,512,451	2,274,949
Net increase (decrease) in certificates of deposit	566,524	(107,893)	(565,315)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	1,491	(17,326)	50,109
Repayments and redemption of long-term debt	(2,250,422)	(2,263,688)	(823,899)
Proceeds from issuance of long-term debt	1,771,866	1,875,000	871,644
Dividends paid to common shareholders	(54,670)	(59,425)	(55,354)
Dividends paid to preferred shareholders	(10,238)	(10,238)	(10,238)
Stock options exercised	3,440	5,155	5,643
Earnout payment	(892)	—	—
Repurchase of common stock	(175,079)	(263,084)	(199,221)
Taxes paid related to net share settlement of equity awards	(7,993)	(5,041)	(4,984)
Net cash provided by financing activities	776,588	665,911	1,543,334
Increase (decrease) in cash and cash equivalents	2,673	28,083	(118,397)
Cash and cash equivalents at beginning of year	395,175	367,092	485,489
Cash and cash equivalents at end of year	$397,848	$395,175	$367,092

Supplemental Cash Flow Information
Cash Paid During the Year for:
Income tax payments, net	$18,040	$9,340	$10,514
Interest paid	143,237	123,560	115,795
Non-cash Activities:
Loans foreclosed and transferred to other real estate	7,154	16,214	26,313
Premises and equipment transferred to other properties held for sale	3,283	25,231	2,340
Other assets held for sale transferred to premises and equipment	4,450	—	—
Investment securities available for sale transferred to trading account assets at fair value	—	1,890	—
Loans transferred to other loans held for sale at fair value	52,829	14,621	26,213
Dividends declared on common stock during the period but paid after period-end	17,835	—	—
Settlement of earnout payment with shares of common stock	5,460	—	—
Mortgage loans held for sale transferred to loans at fair value	—	313	659
Acquisition:
Fair value of non-cash assets acquired	—	408,054	—
Fair value of liabilities assumed	—	387,608	—
Fair value of common stock issued	—	26,592	—

(1) Related to Synovus' early adoption of ASU 2016-15, certain prior period amounts have been reclassified between operating activities and investing activities. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for additional information.

See accompanying notes to the audited consolidated financial statements.

Note 1 - Summary of Significant Accounting Policies
Business Operations
The consolidated financial statements of Synovus include the accounts of the Parent Company and its consolidated subsidiaries. Synovus provides integrated financial services, including commercial and retail banking, financial management, insurance, and mortgage services to its customers through its wholly-owned subsidiary bank, Synovus Bank, in offices located throughout Georgia, Alabama, South Carolina, Florida, and Tennessee.
In addition to our banking operations, we also provide various other financial services to our customers through direct and indirect wholly-owned non-bank subsidiaries, including: Synovus Securities, headquartered in Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer, and the provision of individual investment advice on equity and other securities; Synovus Trust, headquartered in Columbus, Georgia, which provides trust, asset management, and financial planning services; and Synovus Mortgage, headquartered in Birmingham, Alabama, which offers mortgage services.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses; the fair value of investment securities; the fair value of private equity investments; and contingent liabilities related to legal matters. In connection with the determination of the allowance for loan losses and the valuation of certain impaired loans, management obtains independent appraisals for significant properties and properties collateralizing impaired loans. In making this determination, management also considers other factors or recent developments, such as changes in absorption rates or market conditions at the time of valuation and anticipated sales values based on management’s plans for disposition.
The following is a description of the Company's significant accounting policies.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks. At December 31, 2016, $533 thousand of the due from banks balance was restricted as to withdrawal. No cash was restricted as to withdrawal at December 31, 2017.
Short-term Investments
Short-term investments consist of interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements. At December 31, 2017 and 2016, interest bearing funds with the Federal Reserve Bank included $8.6 million and $130 million, respectively, on deposit to meet Federal Reserve Bank reserve requirements. Interest earning deposits with banks include $5.9 million at December 31, 2017 and $5.6 million at December 31, 2016, which is pledged as collateral in connection with certain letters of credit. Federal funds sold include $43.8 million at December 31, 2017 and $56.1 million at December 31, 2016, which are pledged to collateralize certain derivative instruments. Federal funds sold and securities purchased under resale agreements, and federal funds purchased and securities sold under repurchase agreements generally mature in one day.
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
Mortgage loans held for sale are recorded at fair value. Fair value is derived from a hypothetical bulk sale model used to estimate the exit price of the loan in a loan sale. The bid pricing convention is used for loan pricing for similar assets. The valuation model is based upon forward settlements of a pool of loans of similar coupon, maturity, product, and credit attributes. The inputs to the model are continuously updated with available market and historical data. Until the loans are committed to be sold in the secondary market, the valuation model produces an estimate of fair value that represents the highest and best use of the loans in Synovus' principal market.
Mortgage Banking Income
Mortgage banking income consists primarily of origination and ancillary fees on loans originated for sale, and gains and losses from the sale of mortgage loans. Mortgage loans are generally sold servicing released, without recourse or continuing involvement, and meet ASC 860-10-65 criteria for sale accounting.
Other Loans Held for Sale
Loans are transferred to other loans held for sale at fair value when Synovus makes the determination to sell specifically identified loans. The fair value of the loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated market prices of similar assets less estimated costs to sell. At the time of transfer, if the estimated fair value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in the fair value subsequent to the transfer, as well as gains/losses realized from the sale of these assets, are recorded as gains/losses on other loans held for sale, net, as a component of non-interest expense on the consolidated statements of income.
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

Impaired Loans
Impaired loans are loans for which it is probable that Synovus will not be able to collect all amounts due according to the contractual terms of the loan agreements and all loans modified in a troubled debt restructuring (TDR). Other than TDRs, impaired loans do not include smaller-balance homogeneous loans that are collectively evaluated for impairment, which consist of most retail loans and commercial loan relationships lower than $1.0 million. Impairment is measured on a discounted cash flow method based upon the loan's contractual effective interest rate, or at the loan's observable market price, or at the fair value of the collateral, less costs to sell if the loan is collateral-dependent. Interest income on non-accrual impaired loans is recognized as described above under "non-accrual loans." Impaired accruing loans generally consist of those TDRs for which management has concluded that the collectability of the loan is not in doubt.
At December 31, 2017 and 2016, substantially all non-accrual impaired loans were collateral-dependent and secured by real estate. For impairment measured using the estimated fair value of collateral less costs to sell, fair value is estimated using appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments, such as selling costs and anticipated sales values, taking into account management's plans for disposition, which could result in adjustments to the fair value estimates indicated in the appraisals. The assumptions used in determining the amount of the impairment are subject to significant judgment. Use of different assumptions, for example, changes in the fair value of the collateral or management's plans for disposition could have a significant impact on the amount of impairment.
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
Allowance for Loan Losses
The allowance for loan losses represents management's estimate of probable losses inherent in the funded loan portfolio. Changes to the allowance are recorded through a provision for loan losses and reduced by loans charged-off, net of recoveries.
Impaired loans are generally evaluated on a loan by loan basis with specific reserves, if any, recorded as appropriate. Specific reserves are determined based on ASC 310-10-35, which provides for measurement of a loan's impairment based on one of three methods. If the loan is collateral-dependent, then the fair value of the loan's collateral, less estimated selling costs, is compared to the loan's carrying amount to determine impairment. Other methods of measuring a loan's impairment include the present value of the expected future cash flows of the loan, or if available, the observable market price of the loan. Synovus considers the pertinent facts and circumstances for each impaired loan when selecting the appropriate method to measure impairment, and quarterly evaluates each selection to ensure its continued appropriateness and evaluates the reasonableness of specific reserves, if any.
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
For dual risk rated loans, this process begins with scoring the loan for a rating during its initial approval process. The dual risk rating methodology is used for certain components of the C&I loan portfolio as well as certain income-producing real estate loans. At December 31, 2017 and 2016, approximately $7.6 billion was rated using the DRR methodology. The DRR includes sixteen PD categories and nine categories for estimating losses given an event of default. The result is an EL rate established for each borrower.
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
Retail Loans – Risk Ratings
Retail loans are generally assigned a risk rating on a 6-point scale at the time of origination based on credit bureau scores, with a loan grade of 1 assigned as the lowest level of risk and a loan grade of 6 as the highest level of risk. At 90-119 days past due, a loan grade of 7-substandard non-accrual rating is applied and at 120 days past due, the loan is generally downgraded to grade 9-loss and is generally charged-off. The credit bureau-based ratings are updated at least semi-annually and the ratings based on the past due status are updated monthly.

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
Synovus applies judgment when assessing goodwill for impairment. ASC 350-20-35-3A, Goodwill Subsequent Measurement - Qualitative Assessment, provides the option to perform a qualitative assessment to determine whether the two-step goodwill impairment test is necessary. Beginning in 2017, Synovus applies the qualitative assessment guidance in ASC 350-20-35-3A to determine if the following factors indicate that goodwill is more likely than not impaired: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, events affecting the reporting unit, and common stock share price. Management applies judgment when weighing the factors most likely to impact a reporting unit's fair value.
Other intangible assets relate primarily to borrower relationships, trade name, and a distribution network resulting from a business acquisition. These intangible assets are amortized using straight line methods based on the remaining lives of the assets. Amortization periods range from eight to ten years. Amortization periods for intangible assets are monitored to determine if events and circumstances require such periods to be reduced.
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
Other Assets
Other assets include accrued interest receivable and other significant balances as described below. More detail of other asset balances can be found in "Part II - Item 8. Financial Statements and Supplementary Data - Note 9 - Other Assets" of this Report.

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
Investments in Federal Reserve Bank and Federal Reserve Home Loan Bank Stock
On November 17, 2016, Synovus Bank made an investment of $97.3 million in Federal Reserve Bank capital stock and became a member of the Federal Reserve System. Synovus held stock in the Federal Reserve Bank totaling $95.6 million at December 31, 2017 and $98.6 million at December 31, 2016. Synovus also held stock in the FHLB of Atlanta totaling $63.9 million at December 31, 2017 and $71.3 million at December 31, 2016. The Federal Reserve Bank and FHLB stocks are recorded at amortized cost. The investment in FHLB stock is required for membership in the FHLB system and in relation to the level of FHLB outstanding borrowings.
Investments in Affordable Housing Tax Credit Partnerships
Synovus applies the proportional amortization method of accounting for its qualified affordable housing investments. The proportional amortization method recognizes the amortized cost of the investment as a component of income tax expense. For affordable housing investments which do not qualify for application of the proportional amortization method of accounting, Synovus applies the equity method of accounting. The equity method recognizes income or loss from affordable housing investments as a component of other non-interest income.
GGL/SBA Loans Servicing Asset
Synovus has retained servicing responsibilities on sold GGL/SBA loans and receives a servicing fee. The servicing asset is established at fair value at the time of the sale based on an analysis of future cash flows that incorporates estimates for discount rates, prepayment speeds, and delinquency rates. The servicing asset is measured at fair value with changes in fair value included with the associated servicing fee in other non-interest income. Prior to 2017, Synovus accounted for the GGL/SBA loans servicing asset using the amortization method.
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
Other Assets Held for Sale
Other assets held for sale consist of certain premises and equipment held for sale, including those related to the efficiency initiatives discussed in "Note 3 - Restructuring Charges" of this Report. These assets are classified as held for sale and recorded at the lower of their amortized cost or fair value, less costs to sell, consistent with ASC 360-10. The fair value of these assets is determined primarily on the basis of appraisals or BOV, as circumstances warrant, adjusted for estimated selling costs. Both techniques engage licensed or certified professionals that use inputs such as absorption rates, capitalization rates, and market comparables.
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
Synovus also holds derivative instruments, which consist of interest rate lock agreements related to expected funding of fixed-rate mortgage loans to customers (interest rate lock commitments) and forward commitments to sell mortgage-backed securities and individual fixed-rate mortgage loans. Synovus’ objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale. Both the interest rate lock commitments and the forward commitments are reported at fair value, with adjustments recorded in current period earnings in mortgage banking income.
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
Brokerage Revenue
Brokerage revenue consists primarily of commission income, which represents the spread between buy and sell transactions processed, and net fees charged to customers on a transaction basis for buy and sell transactions processed. Commission income is recorded on a trade-date basis. Brokerage revenue includes portfolio management fees, which represent monthly fees charged on a contractual basis to customers for the management of their investment portfolios and are recorded under the accrual method of accounting.
Brokerage revenue also includes investment banking revenue, which includes fees for services arising from securities offerings or placements in which Synovus acts as an agent as well as fees earned from providing advisory services. Revenue is recognized at the time the underwriting is completed and the revenue is reasonably determinable.
Bankcard Fees
Bankcard fees consist primarily of interchange fees earned, net of fees paid, on debit card and credit card transactions. Net fees are recognized into income as they are collected.
Advertising Expense
Advertising costs are expensed as incurred and recorded as a component of non-interest expense.
Income Taxes
Synovus is a domestic corporation that files a consolidated federal income tax return with its wholly-owned subsidiaries and files state income tax returns on a consolidated or separate entity basis with the various taxing jurisdictions based on its taxable presence. The current income tax payable or receivable is an estimate of the amounts currently owed to or due from taxing authorities in which Synovus conducts business. It also includes increases and decreases in the amount of taxes payable for uncertain tax positions reported in tax returns for the current and/or prior years.
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
Synovus applies the proportional amortization method in accounting for its qualified affordable housing tax credit investments. This method recognizes the amortized cost of the investment as a component of income tax expense.
On December 22, 2017, H.R.1, formerly known as the Tax Cuts and Jobs Act of 2017 (Federal Tax Reform), was enacted into law. The new legislation included a decrease in the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Under ASC 740, the effects of the changes in tax rates and laws are recognized in the period in which the new legislation is enacted. Therefore, Synovus was required to remeasure its deferred tax assets and liabilities and record the adjustment to income tax expense effective December 22, 2017. In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Federal Tax Reform was enacted late in 2017, management expects that certain deferred tax assets and liabilities will continue to be evaluated in the context of Federal Tax Reform through the date of the filing of our 2017 federal income tax return, and may change as a result of evolving management interpretations, elections, and assumptions, as well as new guidance that may be issued by the Internal Revenue Service.   Accordingly, the federal income tax expense of $47.2 million recorded in 2017 relating to the effects from Federal Tax Reform is considered provisional.   Management expects to complete its analysis within the measurement period in accordance with SAB 118.
Share-based Compensation
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. Synovus' share-based compensation costs associated with employee grants are recorded as a component of salaries and other personnel expense in the consolidated statements of income. Share-based compensation costs associated with grants made to non-employee directors of Synovus are recorded as a component of other operating expenses. Share-based compensation expense for service-based awards that contain a graded vesting schedule is recognized net of estimated forfeitures for plan participants on a straight-line basis over the requisite service period for the entire award. The non-employee director restricted share units become fully vested and transferable upon the earlier to occur of the completion of three years of service or the date the holder reaches the mandatory retirement age, as set forth in the Company's Corporate Governance Guidelines. Thus, share-based compensation expense for non-employee awards is recognized over the shorter of three years or mandatory retirement.
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
Management uses various validation procedures to validate the prices received from pricing services and quotations received from dealers are reasonable for each relevant financial instrument, including reference to other market information and a review of valuations and trade activity of comparable securities. Consideration is given to the nature of the quotes (e.g., indicative or firm) and the relationship of recently evidenced market activity to the prices provided by the third-party pricing service. Further, management also employs the services of an additional independent pricing firm as a means to verify and confirm the fair values of its primary independent pricing firm.
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

Recently Adopted Accounting Standards Updates
Effective January 1, 2017, Synovus adopted ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplified various aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This accounting standard update includes a requirement to record all tax effects associated with share-based compensation through the income statement. Prior to 2017, tax benefits in excess of compensation cost (“windfalls”) and tax deficiencies (“shortfalls”) were recorded in equity. During the year ended December 31, 2017, Synovus recognized $5.0 million of income tax benefits from excess tax benefits that occurred during the year from the vesting of restricted share units and exercise of stock options. As of January 1, 2017, Synovus had no previously unrecognized excess tax benefits. Additionally, beginning January 1, 2017, Synovus modified the denominator in the diluted earnings per common share calculation under the treasury stock method to exclude future excess tax benefits as part of the assumed proceeds. Synovus elected to retain its existing accounting policy election to estimate award forfeitures.
Effective January 1, 2017, Synovus adopted the provisions of ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. Adoption of the ASU resulted in the classification of the earnout liability payments as cash outflows for financing activities as well as a reclassification of bank owned life insurance cash settlements from cash from operating activities to cash from investing activities.
Recently Issued Accounting Standards Updates
The following ASUs will be implemented effective January 1, 2018 or later:
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued final guidance on reclassification of tax effects stranded in other comprehensive income due to Federal Tax Reform. The guidance provides entities the option to reclassify the tax effects that are stranded in accumulated other comprehensive income (AOCI) as a result of Federal Tax Reform to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. In the period of adoption, an entity can elect to apply the amendments retrospectively to each period in which the effect of the change in the federal income tax rate due to Federal Tax Reform is recognized, or apply the amendments in that reporting period. An entity that elects to record the adjustment in the period of adoption will make an adjustment in the statement of shareholders’ equity as of the beginning of the reporting period. For Synovus, tax effects stranded in AOCI due to Federal Tax Reform totaled $7.8 million at December 31, 2017, and they relate to unrealized losses on the available-for-sale investment securities portfolio. Synovus will elect to apply the guidance during the reporting period ending on March 31, 2018, and record the reclassification adjustment in the period of adoption. The reclassification adjustment will result in an increase to retained earnings as of January 1, 2018 of $7.8 million and a corresponding decrease to accumulated other comprehensive income for the same amount. The reclassification adjustment will increase regulatory capital by $7.8 million, resulting in an approximate 3 b.p.s increase to Tier 1 capital, common equity Tier 1 capital, and total risk based capital ratios, and an approximate 2 b.p.s increase to the leverage ratio.
ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued new accounting guidance related to financial instruments. The guidance requires entities to measure equity investments (except those accounted for under the equity method of accounting or consolidated) at fair value, and record changes in fair value as a component of net income. For financial instruments recorded at amortized cost, the new guidance requires public companies to disclose the fair values using the exit price concept prescribed by ASC 820-10, and eliminates the disclosure requirements related to measurement assumptions. The new guidance also requires separate presentation of financial assets and liabilities based on form and measurement category. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Synovus currently accounts for all of its equity investments under the equity method of accounting; therefore, the provisions of the new accounting guidance do not impact Synovus’ accounting for existing equity investments. With respect to the provisions related to financial instruments recorded at amortized cost, Synovus is in the process of evaluating changes needed to the valuation of its loan portfolio to conform to the exit price requirements of the new guidance. Synovus’ current method to estimate the fair value of its loan portfolio does not incorporate the exit price concept of fair value. Management currently expects that the fair value under the exit price concept could result in a lower fair value as compared to the current method. However, management has not yet determined the impact to the fair value estimates as a result of incorporating the exit price concept. Determination of the fair value under the exit price method will require judgment because substantially all of the loans within the loan portfolio do not have observable market prices. The adoption of this guidance will result in the use of the exit price concept for determining the fair value of the loan portfolio for disclosure purposes only.

ASU 2016-13, Financial Instruments--Credit Losses (CECL). In June 2016, the FASB issued the new guidance related to credit losses. The new guidance replaces the existing incurred loss impairment guidance with a single expected credit loss methodology. The new guidance will require management’s estimate of credit losses over the full remaining expected life of loans and other financial instruments. For Synovus, the standard will apply to loans, unfunded loan commitments, and debt securities available for sale. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  Early adoption is permitted on January 1, 2019.  Upon adoption, Synovus will record a cumulative effect adjustment to retained earnings as of the beginning of the reporting period of adoption.

Synovus has begun its implementation efforts which are led by a cross-functional steering committee.  Management expects that the allowance for loan losses will be higher under the new standard; however, management is still in the process of determining the magnitude of the impact on its financial statements and regulatory capital ratios.  Additionally, the extent of the expected increase on the allowance for loan losses will depend upon the composition of the loan portfolio upon adoption of the standard, as well as economic conditions and forecasts at that time.

ASU 2016-02, Leases. In February 2016, the FASB issued ASU 2016-02, its new standard on lease accounting. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. Under the new standard, all lessees will recognize a right-of-use asset and a lease liability, including operating leases, with a lease term greater than 12 months. From a lessor perspective, the accounting model is largely unchanged, though the new standard does include certain targeted improvements to align, where necessary, lessor accounting with the lessee accounting model and the revenue recognition guidance in ASC Topic 606 (those related to evaluating when profit can be recognized). For Synovus, the impact of this ASU will primarily relate to its accounting and reporting of leases as a lessee. The new ASU will be effective for Synovus beginning January 1, 2019. A modified retrospective approach is required at adoption which requires all prior periods presented in the financial statements to be restated with a cumulative effect adjustment to retained earnings as of the beginning of the earliest period presented. The standard also requires additional disclosures regarding leasing arrangements.
Synovus is currently evaluating the potential financial statement impact from the implementation of this standard by reviewing its existing lease contracts and other contracts that may include embedded leases. Synovus currently expects to recognize lease liabilities and corresponding right-of-use assets (at their present value) related to substantially all of the $230 million of future minimum lease commitments as disclosed in Note 7. However, the population of contracts requiring balance sheet recognition and their initial measurement continues to be under evaluation.

ASU 2014-09, Revenue from Contracts with Customers. In May 2014, the FASB issued new accounting guidance for recognizing revenue from contracts with customers, which is effective on January 1, 2018. ASU 2014-09 and subsequent related updates establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard is intended to increase comparability across industries. The core principle of the revenue model is that a company will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The scope of the guidance explicitly excludes net interest income as well as many other revenues from financial assets. Synovus completed its assessment of revenue contracts as of December 31, 2017. Based on this review, management did not identify material changes to the timing or amount of revenue recognition.
Synovus adopted these ASUs on January 1, 2018 using the modified retrospective method of adoption.  The adoption resulted in an immaterial cumulative effect adjustment to the opening balance of retained earnings.  In connection with the adoption of this standard, Synovus will provide new footnote disclosures beginning in the first quarter of 2018 Form 10-Q, including expanded disaggregated non-interest income disclosures.

Additionally, the following ASUs will be implemented effective January 1, 2018 or later but are not expected to have a significant impact on Synovus' consolidated financial statements:

•	ASU 2016-18, Statement of Cash Flows-Restricted Cash

•	ASU 2017-12, Derivatives and Hedging

•	ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities

•	ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

•	ASU 2017-04, Intangibles-Goodwill and Other, Simplifying the Test for Goodwill Impairment

•	ASU 2017-01, Business Combinations-Clarifying the Definition of a Business

Reclassifications
Prior years' consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.
Note 2 - Acquisitions
Cabela's Transaction
On September 25, 2017, Synovus' wholly owned subsidiary, Synovus Bank, completed the acquisition of certain assets and assumption of certain liabilities of World's Foremost Bank, or WFB. Immediately following the closing of this transaction, Synovus Bank sold WFB’s credit card assets and related liabilities to Capital One Bank (USA), National Association, a bank subsidiary of Capital One Financial Corporation.
Synovus retained WFB’s $1.10 billion brokered time deposits portfolio, which had a weighted average remaining maturity of approximately 2.53 years and a weighted average rate of 1.83% as of September 25, 2017. The transaction was accounted for as an assumption of a liability (accounted for under the asset acquisition model). In accordance with ASC 820, Fair Value Measurements and Disclosures, the brokered time deposit portfolio was recorded at $1.10 billion, which was the amount of cash received for the deposits and represented the estimated fair value of the deposits at the transaction date. Additionally, Synovus received a $75.0 million transaction fee from Cabela’s Incorporated and Capital One, which was recognized into earnings upon closing of the transaction, based on having achieved the recognition criteria outlined in SEC SAB Topic 13.A, Revenue Recognition.
Acquisition of Global One
On October 1, 2016, Synovus completed its acquisition of all of the outstanding stock of Global One. Prior to its acquisition, Global One was an Atlanta-based private specialty financial services company that provided financing primarily to commercial entities, with all loans fully collateralized by cash value life insurance policies and/or annuities issued by investment grade life insurance companies. Under the terms of the merger agreement, Synovus acquired Global One for an up-front payment of $30 million, consisting of the issuance of 821 thousand shares of Synovus common stock valued at $26.6 million and $3.4 million in cash, with additional payments to Global One's former shareholders over the next three to five years based on earnings from the Global One business as further discussed below.
The acquisition of Global One constituted a business combination. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as shown in the following table. The determination of fair value required management to make estimates about discount rates, future expected earnings and cash flows, market conditions, future loan growth, and other future events that are highly subjective in nature and subject to change. During the three months ended September 30, 2017, Synovus completed the determination of the final allocation of the purchase price with respect to the assets acquired and liabilities assumed; thus, these fair value estimates reflect measurement period adjustments to the amounts reported as of December 31, 2016, the most significant of which consisted of a reduction in goodwill of $2.4 million and a decrease in the estimated fair value of the earnout liability of $1.8 million (the income statement impact of such adjustments was insignificant).

Global One	Acquisition Date
(in thousands)	Fair Value
Assets acquired:
Cash and due from banks	$9,554
Commercial and industrial loans(1)	357,307
Goodwill(2)	32,884
Other intangible assets	12,500
Other assets	3,681
Total assets acquired	$415,926

Liabilities assumed:
Notes payable(3)	$358,560
Earnout liability	12,234
Deferred tax liability, net	3,229
Other liabilities	11,903
Total liabilities assumed	$385,926
Consideration paid	$30,000

Cash paid	$3,408
Fair value of common stock issued	26,592

(1) The unpaid principal balance of the loans was $356.7 million.
(2) The goodwill is not expected to be deductible for tax purposes.
(3) The unpaid principal balance of the notes payable was $357.0 million.
Under the terms of the merger agreement, the purchase price includes additional annual payments ("Earnout Payments") to Global One's former shareholders over the next three to five years, with amounts based on a percentage of "Global One Earnings," as defined in the merger agreement. The Earnout Payments will consist of shares of Synovus common stock as well as a smaller cash consideration component. The first annual Earnout Payment of stock and cash valued at $6.4 million was made during November 2017. The balance of the earnout liability at December 31, 2017 was $11.3 million based on the estimated fair value of the remaining Earnout Payments.
Other intangible assets consist of existing borrower relationships (11 years useful life), trade name (10 years useful life), and distribution network (8 years useful life) with December 31, 2017 net carrying values of $9.6 million, $962 thousand, and $506 thousand, respectively.
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
Earnout liability: The fair value of the earnout liability, which represents the fair value of the above referenced Earnout Payments, was determined based on option pricing methods and a Monte Carlo simulation. The most significant assumptions used in the valuation of the earnout liability were the expected cash flows, volatility, and discount rates. Subsequent changes in the fair value of the earnout liability are recognized in earnings until the earnout liability arrangement is settled.

Note 3 - Restructuring Charges
For the years ended December 31, 2017, 2016, and 2015 total restructuring charges consist of the following components:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Severance charges	$6,128	$—	$—
Asset impairment charges	715	8,107	229
Gain on sale of assets held for sale, net	(4)	—	(401)
Other charges	175	160	208
Total restructuring charges	$7,014	$8,267	$36

Restructuring charges of $7.0 million were recorded for the year ended December 31, 2017, consisting primarily of severance charges of $6.1 million. Severance charges included $6.1 million for termination benefits incurred in conjunction with a voluntary early retirement program offered during the first quarter of 2017. This program was part of Synovus' ongoing efficiency initiatives. The accrual balance for severance charges associated with the voluntary early retirement program was $336 thousand at December 31, 2017. Additionally, during 2017, Synovus recorded restructuring charges of $715 thousand due to additional asset impairment charges on properties previously identified for disposition.
For the year ended December 31, 2016, restructuring charges totaled $8.3 million with $5.3 million related to corporate real estate optimization activities and $2.8 million associated with branch closures. For the year ended December 31, 2015, Synovus recorded net gains of $401 thousand on the sale of certain branch locations and recorded additional expense of $437 thousand associated primarily with branches closed during 2014.
The following table presents aggregate activity associated with accruals that resulted from the restructuring charges recorded during the years ended December 31, 2017, 2016, and 2015:

(in thousands)	Severance Charges	Lease Termination Charges	Total
Balance at December 31, 2014	$3,291	$5,539	$8,830
Accruals for lease terminations	—	(3)	(3)
Payments	(1,361)	(849)	(2,210)
Balance at December 31, 2015	1,930	4,687	6,617
Accruals for lease terminations	—	6	6
Payments	(1,849)	(725)	(2,574)
Balance at December 31, 2016	81	3,968	4,049
Accruals for voluntary and involuntary termination benefits	6,128	—	6,128
Payments	(5,873)	(692)	(6,565)
Balance at December 31, 2017	$336	$3,276	$3,612

Other charges were paid in the years that they were incurred. No other restructuring charges resulted in payment accruals.

Note 4 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at December 31, 2017 and 2016 are summarized below.

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$83,608	$—	$(934)	$82,674
U.S. Government agency securities	10,771	91	—	10,862
Mortgage-backed securities issued by U.S. Government agencies	121,283	519	(1,362)	120,440
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,666,818	5,059	(31,354)	2,640,523
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,135,259	144	(23,404)	1,111,999
State and municipal securities	180	—	—	180
Corporate debt and other securities	20,320	294	(223)	20,391
Total investment securities available for sale	$4,038,239	$6,107	$(57,277)	$3,987,069

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$108,221	$225	$(644)	$107,802
U.S. Government agency securities	12,727	266	—	12,993
Mortgage-backed securities issued by U.S. Government agencies	174,440	1,116	(1,354)	174,202
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,543,495	5,416	(42,571)	2,506,340
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	905,789	1,214	(16,561)	890,442
State and municipal securities	2,780	14	—	2,794
Equity securities	919	2,863	—	3,782
Corporate debt and other securities	20,247	—	(407)	19,840
Total investment securities available for sale	$3,768,618	$11,114	$(61,537)	$3,718,195

At December 31, 2017 and 2016, investment securities with a carrying value of $2.00 billion and $2.04 billion, respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of December 31, 2017 and 2016 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in earnings. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses.
Declines in the fair value of available for sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of December 31, 2017, Synovus had 60 investment securities in a loss position for less than twelve months and 54 investment securities in a loss position for twelve months or longer.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017 and December 31, 2016 are presented below.

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$34,243	$443	$29,562	$491	$63,805	$934
Mortgage-backed securities issued by U.S. Government agencies	36,810	357	55,740	1,005	92,550	1,362
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,271,012	10,263	929,223	21,091	2,200,235	31,354
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	653,781	9,497	426,237	13,907	1,080,018	23,404
Corporate debt and other securities	—	—	5,097	223	5,097	223
Total	$1,995,846	$20,560	$1,445,859	$36,717	$3,441,705	$57,277

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S Treasury securities	$64,023	$644	$—	$—	$64,023	$644
Mortgage-backed securities issued by U.S. Government agencies	128,121	1,240	3,626	114	131,747	1,354
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,123,181	42,571	—	—	2,123,181	42,571
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	682,492	15,653	24,801	908	707,293	16,561
Corporate debt and other securities	14,952	48	4,888	359	19,840	407
Total	$3,012,769	$60,156	$33,315	$1,381	$3,046,084	$61,537

The amortized cost and fair value by contractual maturity of investment securities available for sale at December 31, 2017 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at December 31, 2017
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	No Stated Maturity	Total
Amortized Cost
U.S. Treasury securities	$18,870	$64,738	$—	$—	$—	$83,608
U.S. Government agency securities	2,331	6,437	2,003	—	—	10,771
Mortgage-backed securities issued by U.S. Government agencies	—	—	31,259	90,024	—	121,283
Mortgage-backed securities issued by U.S. Government sponsored enterprises	18	1,838	434,603	2,230,359	—	2,666,818
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	19,769	1,115,490	—	1,135,259
State and municipal securities	180	—	—	—	—	180
Corporate debt and other securities	—	—	15,000	2,000	3,320	20,320
Total amortized cost	$21,399	$73,013	$502,634	$3,437,873	$3,320	$4,038,239
Fair Value
U.S. Treasury securities	$18,870	$63,804	$—	$—	$—	$82,674
U.S. Government agency securities	2,360	6,459	2,043	—	—	10,862
Mortgage-backed securities issued by U.S. Government agencies	—	—	31,193	89,247	—	120,440
Mortgage-backed securities issued by U.S. Government sponsored enterprises	18	1,928	430,140	2,208,437	—	2,640,523
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	19,366	1,092,633	—	1,111,999
State and municipal securities	180	—	—	—	—	180
Corporate debt and other securities	—	—	15,294	1,935	3,162	20,391
Total fair value	$21,428	$72,191	$498,036	$3,392,252	$3,162	$3,987,069

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the years ended December 31, 2017, 2016 and 2015 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

(in thousands)	2017	2016	2015
Proceeds from sales of investment securities available for sale	$812,293	$968,606	$347,954
Gross realized gains on sales (1)	$7,942	$9,586	$4,356
Gross realized losses on sales	(8,231)	(3,575)	(1,587)
Investment securities (losses) gains, net	$(289)	$6,011	$2,769

(1) Includes $1.4 million in gains in 2016 from the transfer of $1.9 million of investment securities available for sale to trading account assets.

Note 5 - Loans and Allowance for Loan Losses
Loans outstanding, by classification, at December 31, 2017 and 2016 are summarized below.

	December 31,
(in thousands)	2017	2016
Investment properties	$5,670,065	$5,869,261
1-4 family properties	781,619	888,553
Land and development	483,604	616,298
Total commercial real estate	6,935,288	7,374,112
Commercial, financial and agricultural	7,179,487	6,909,036
Owner-occupied	4,844,163	4,634,770
Total commercial and industrial	12,023,650	11,543,806
Home equity lines	1,514,227	1,617,265
Consumer mortgages	2,633,503	2,296,604
Credit cards	232,676	232,413
Other consumer loans	1,473,451	818,182
Total consumer	5,853,857	4,964,464
Total loans	24,812,795	23,882,382
Deferred fees and costs, net	(25,331)	(25,991)
Total loans, net of deferred fees and costs	$24,787,464	$23,856,391

A substantial portion of the loan portfolio is secured by real estate in markets located throughout Georgia, Alabama, South Carolina, Florida, and Tennessee. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in market conditions in these areas.

The following is a summary of current, accruing past due, and non-accrual loans by class as of December 31, 2017 and 2016.

Current, Accruing Past Due, and Non-accrual Loans
	December 31, 2017
( in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,663,665	$2,506	$90	$2,596	$3,804	$5,670,065
1-4 family properties	775,023	3,545	202	3,747	2,849	781,619
Land and development	476,131	1,609	67	1,676	5,797	483,604
Total commercial real estate	6,914,819	7,660	359	8,019	12,450	6,935,288
Commercial, financial and agricultural	7,097,127	11,214	1,016	12,230	70,130	7,179,487
Owner-occupied	4,830,150	6,880	479	7,359	6,654	4,844,163
Total commercial and industrial	11,927,277	18,094	1,495	19,589	76,784	12,023,650
Home equity lines	1,490,808	5,629	335	5,964	17,455	1,514,227
Consumer mortgages	2,622,061	3,971	268	4,239	7,203	2,633,503
Credit cards	229,015	1,930	1,731	3,661	—	232,676
Other consumer loans	1,461,223	10,333	226	10,559	1,669	1,473,451
Total consumer	5,803,107	21,863	2,560	24,423	26,327	5,853,857
Total loans	$24,645,203	$47,617	$4,414	$52,031	$115,561	$24,812,795	(1)

	December 31, 2016
( in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,861,198	$2,795	$—	$2,795	$5,268	$5,869,261
1-4 family properties	874,477	4,801	161	4,962	9,114	888,553
Land and development	598,624	1,441	—	1,441	16,233	616,298
Total commercial real estate	7,334,299	9,037	161	9,198	30,615	7,374,112
Commercial, financial and agricultural	6,839,700	9,542	720	10,262	59,074	6,909,036
Owner-occupied	4,600,110	17,913	244	18,157	16,503	4,634,770
Total commercial and industrial	11,439,810	27,455	964	28,419	75,577	11,543,806
Home equity lines	1,585,228	10,013	473	10,486	21,551	1,617,265
Consumer mortgages	2,265,966	7,876	81	7,957	22,681	2,296,604
Credit cards	229,177	1,819	1,417	3,236	—	232,413
Other consumer loans	809,418	5,771	39	5,810	2,954	818,182
Total consumer	4,889,789	25,479	2,010	27,489	47,186	4,964,464
Total loans	$23,663,898	$61,971	$3,135	$65,106	$153,378	$23,882,382	(2)

(1) Total before net deferred fees and costs of $25.3 million.
(2) Total before net deferred fees and costs of $26.0 million.
Interest income on non-accrual loans outstanding at December 31, 2017 and 2016 that would have been recorded if the loans had been current and performed in accordance with their original terms was $9.1 million and $8.9 million, respectively. Interest income recorded on these loans for the years ended December 31, 2017 and 2016 was $2.7 million and $3.5 million, respectively.

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

Loan Portfolio Credit Exposure by Risk Grade
	December 31, 2017
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$5,586,792	$64,628	$18,645	$—	$—		$5,670,065
1-4 family properties	745,299	19,419	16,901	—	—		781,619
Land and development	431,759	33,766	14,950	3,129	—		483,604
Total commercial real estate	6,763,850	117,813	50,496	3,129	—		6,935,288
Commercial, financial and agricultural	6,929,506	115,912	132,818	1,251	—		7,179,487
Owner-occupied	4,713,877	50,140	80,073	73	—		4,844,163
Total commercial and industrial	11,643,383	166,052	212,891	1,324	—		12,023,650
Home equity lines	1,491,105	—	21,079	285	1,758	(3)	1,514,227
Consumer mortgages	2,622,499	—	10,607	291	106	(3)	2,633,503
Credit cards	230,945	—	399	—	1,332	(4)	232,676
Other consumer loans	1,470,944	—	2,168	329	10	(3)	1,473,451
Total consumer	5,815,493	—	34,253	905	3,206		5,853,857
Total loans	$24,222,726	$283,865	$297,640	$5,358	$3,206		$24,812,795	(5)

	December 31, 2016
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$5,794,626	$43,336	$31,299	$—	$—		$5,869,261
1-4 family properties	827,557	33,928	26,790	278	—		888,553
Land and development	521,745	60,205	27,361	6,987	—		616,298
Total commercial real estate	7,143,928	137,469	85,450	7,265	—		7,374,112
Commercial, financial and agricultural	6,635,757	126,268	140,425	6,445	141	(3)	6,909,036
Owner-occupied	4,461,174	60,856	111,330	1,410	—	(3)	4,634,770
Total commercial and industrial	11,096,931	187,124	251,755	7,855	141		11,543,806
Home equity lines	1,589,199	—	22,774	2,892	2,400	(3)	1,617,265
Consumer mortgages	2,271,916	—	23,268	1,283	137	(3)	2,296,604
Credit cards	230,997	—	637	—	779	(4)	232,413
Other consumer loans	814,843	—	3,233	42	64	(3)	818,182
Total consumer	4,906,955	—	49,912	4,217	3,380		4,964,464
Total loans	$23,147,814	$324,593	$387,117	$19,337	$3,521		$23,882,382	(6)

(1) Includes $190.6 million and $256.6 million of Substandard accruing loans at December 31, 2017 and December 31, 2016, respectively.
(2) The loans within this risk grade are on non-accrual status and generally have an allowance for loan losses equal to 50% of the loan amount.
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
(5) Total before net deferred fees and costs of $25.3 million.
(6) Total before net deferred fees and costs of $26.0 million.

The following table details the change in the allowance for loan losses by loan segment for the years ended December 31, 2017, 2016 and 2015.

	As Of and For The Year Ended December 31, 2017
(in thousands)	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses
Beginning balance	$81,816	$125,778	$44,164	$251,758
Charge-offs	(12,193)	(49,244)	(28,982)	(90,419)
Recoveries	8,026	6,685	6,033	20,744
Provision for loan losses	(2,651)	43,584	26,252	67,185
Ending balance(4)	$74,998	$126,803	$47,467	$249,268
Ending balance: individually evaluated for impairment	$4,240	$9,515	$1,153	$14,908
Ending balance: collectively evaluated for impairment	$70,758	$117,288	$46,314	$234,360
Loans
Ending balance: total loans (1) (4)	$6,935,288	$12,023,650	$5,853,857	$24,812,795
Ending balance: individually evaluated for impairment	$56,896	$111,334	$32,056	$200,286
Ending balance: collectively evaluated for impairment	$6,878,392	$11,912,316	$5,821,801	$24,612,509

	As Of and For The Year Ended December 31, 2016
(in thousands)	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses
Beginning balance	$87,133	$122,989	$42,374	$252,496
Charge-offs	(18,216)	(25,039)	(14,705)	(57,960)
Recoveries	15,226	9,071	4,925	29,222
Provision for loan losses	(2,327)	18,757	11,570	28,000
Ending balance(4)	$81,816	$125,778	$44,164	$251,758
Ending balance: individually evaluated for impairment	$7,916	$8,384	$1,811	$18,111
Ending balance: collectively evaluated for impairment	$73,900	$117,394	$42,353	$233,647
Loans
Ending balance: total loans(2) (4)	$7,374,112	$11,543,806	$4,964,464	$23,882,382
Ending balance: individually evaluated for impairment	$91,410	$120,560	$37,526	$249,496
Ending balance: collectively evaluated for impairment	$7,282,702	$11,423,246	$4,926,938	$23,632,886

	As Of and For The Year Ended December 31, 2015
(in thousands)	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses
Beginning balance	$101,471	$118,110	$41,736	$261,317
Allowance for loan losses of sold Memphis loans	—	—	—	—
Charge-offs	(13,998)	(22,583)	(20,758)	(57,339)
Recoveries	13,644	8,611	7,253	29,508
Provision for loan losses	(13,984)	18,851	14,143	19,010
Ending balance(4)	$87,133	$122,989	$42,374	$252,496
Ending balance: individually evaluated for impairment	$18,969	$10,477	$989	$30,435
Ending balance: collectively evaluated for impairment	$68,164	$112,512	$41,385	$222,061
Loans
Ending balance: total loans(3) (4)	$7,394,768	$10,772,130	$4,292,766	$22,459,664
Ending balance: individually evaluated for impairment	$157,958	$105,599	$38,243	$301,800
Ending balance: collectively evaluated for impairment	$7,236,810	$10,666,531	$4,254,523	$22,157,864

(1) Total before net deferred fees and costs of $25.3 million.
(2) Total before net deferred fees and costs of $26.0 million.
(3) Total before net deferred fees and costs of $30.1 million.
(4) As of and for the years ended December 31, 2017, 2016, and 2015, there were no purchased credit-impaired loans and no allowance for loan losses for purchased credit-impaired loans.

Below is a detailed summary of impaired loans (including accruing TDRs) by class as of and for the years ended December 31, 2017 and 2016.

Impaired Loans (including accruing TDRs)	December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$—	$—	$—	$123	$—
1-4 family properties	—	—	—	323	—
Land and development	56	1,740	—	1,816	—
Total commercial real estate	56	1,740	—	2,262	—
Commercial, financial and agricultural	8,220	9,576	—	21,686	—
Owner-occupied	—	—	—	6,665	—
Total commercial and industrial	8,220	9,576	—	28,351	—
Home equity lines	2,746	2,943	—	1,205	—
Consumer mortgages	—	—	—	496	—
Credit cards	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Total consumer	2,746	2,943	—	1,701	—
Total	11,022	14,259	—	32,314	—
With allowance recorded
Investment properties	23,364	23,364	1,100	28,749	1,144
1-4 family properties	15,056	15,056	504	16,257	925
Land and development	18,420	18,476	2,636	23,338	404
Total commercial real estate	56,840	56,896	4,240	68,344	2,473
Commercial, financial and agricultural	65,715	65,851	7,406	50,468	1,610
Owner-occupied	37,399	37,441	2,109	40,498	1,382
Total commercial and industrial	103,114	103,292	9,515	90,966	2,992
Home equity lines	5,096	5,096	114	7,476	334
Consumer mortgages	18,668	18,668	569	19,144	896
Credit cards	—	—	—	—	—
Other consumer loans	5,546	5,546	470	4,765	266
Total consumer	29,310	29,310	1,153	31,385	1,496
Total	189,264	189,498	14,908	190,695	6,961
Total
Investment properties	23,364	23,364	1,100	28,872	1,144
1-4 family properties	15,056	15,056	504	16,580	925
Land and development	18,476	20,216	2,636	25,154	404
Total commercial real estate	56,896	58,636	4,240	70,606	2,473
Commercial, financial and agricultural	73,935	75,427	7,406	72,154	1,610
Owner-occupied	37,399	37,441	2,109	47,163	1,382
Total commercial and industrial	111,334	112,868	9,515	119,317	2,992
Home equity lines	7,842	8,039	114	8,681	334
Consumer mortgages	18,668	18,668	569	19,640	896
Credit cards	—	—	—	—	—
Other consumer loans	5,546	5,546	470	4,765	266
Total consumer	32,056	32,253	1,153	33,086	1,496
Total impaired loans	$200,286	$203,757	$14,908	$223,009	$6,961

	December 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$748	$793	$—	$2,013	$—
1-4 family properties	643	2,939	—	1,021	—
Land and development	2,099	7,243	—	6,769	—
Total commercial real estate	3,490	10,975	—	9,803	—
Commercial, financial and agricultural	17,958	20,577	—	6,321	—
Owner-occupied	5,508	7,377	—	8,394	—
Total commercial and industrial	23,466	27,954	—	14,715	—
Home equity lines	1,051	1,051	—	1,045	—
Consumer mortgages	744	814	—	870	—
Credit cards	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Total consumer	1,795	1,865	—	1,915	—
Total	28,751	40,794	—	26,433	—
With allowance recorded
Investment properties	31,489	31,489	2,044	42,659	1,436
1-4 family properties	23,642	23,649	769	39,864	855
Land and development	32,789	32,788	5,103	25,568	995
Total commercial real estate	87,920	87,926	7,916	108,091	3,286
Commercial, financial and agricultural	43,386	45,913	5,687	51,968	1,215
Owner-occupied	53,708	53,942	2,697	52,300	1,946
Total commercial and industrial	97,094	99,855	8,384	104,268	3,161
Home equity lines	9,638	9,638	971	9,668	432
Consumer mortgages	20,953	20,953	673	20,993	1,014
Credit cards	—	—	—	—	—
Other consumer loans	5,140	5,140	167	5,062	303
Total consumer	35,731	35,731	1,811	35,723	1,749
Total	220,745	223,512	18,111	248,082	8,196
Total
Investment properties	32,237	32,282	2,044	44,672	1,436
1-4 family properties	24,285	26,588	769	40,885	855
Land and development	34,888	40,031	5,103	32,337	995
Total commercial real estate	91,410	98,901	7,916	117,894	3,286
Commercial, financial and agricultural	61,344	66,490	5,687	58,289	1,215
Owner-occupied	59,216	61,319	2,697	60,694	1,946
Total commercial and industrial	120,560	127,809	8,384	118,983	3,161
Home equity lines	10,689	10,689	971	10,713	432
Consumer mortgages	21,697	21,767	673	21,863	1,014
Credit cards	—	—	—	—	—
Other consumer loans	5,140	5,140	167	5,062	303
Total consumer	37,526	37,596	1,811	37,638	1,749
Total impaired loans	$249,496	$264,306	$18,111	$274,515	$8,196

The average recorded investment in impaired loans was $358.3 million for the year ended December 31, 2015. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the years ended December 31, 2017, 2016, and 2015. Interest income recognized for accruing TDRs was $9.5 million for the year ended December 31, 2015. At December 31, 2017, 2016, and 2015, impaired loans of $49.0 million, $53.7 million, and $77.9 million, respectively, were on non-accrual status.

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
The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the years ended December 31, 2017, 2016, and 2015 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Year Ended December 31, 2017
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	1	$—	$—	$121	$121
1-4 family properties	35	—	2,786	2,040	4,826
Land and development	6	—	157	1,614	1,771
Total commercial real estate	42	—	2,943	3,775	6,718
Commercial, financial and agricultural	56	—	9,434	12,145	21,579
Owner-occupied	4	—	35	1,705	1,740
Total commercial and industrial	60	—	9,469	13,850	23,319
Home equity lines	—	—	—	—	—
Consumer mortgages	11	—	2,539	1,190	3,729
Credit cards	—	—	—	—	—
Other consumer loans	38	—	1,624	1,333	2,957
Total consumer	49	—	4,163	2,523	6,686
Total loans	151	$—	$16,575	$20,148	$36,723	(1)

(1) No charge-offs were recorded during 2017 upon restructuring of these loans.

TDRs by Concession Type
	Year Ended December 31, 2016
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	4	$—	$1,825	$3,518	$5,343
1-4 family properties	39	—	5,499	1,488	6,987
Land and development	14	—	—	4,099	4,099
Total commercial real estate	57	—	7,324	9,105	16,429
Commercial, financial and agricultural	63	—	17,509	7,160	24,669
Owner-occupied	9	—	7,884	550	8,434
Total commercial and industrial	72	—	25,393	7,710	33,103
Home equity lines	5	—	225	123	348
Consumer mortgages	7	—	413	51	464
Credit cards	—	—	—	—	—
Other consumer loans	28	—	394	2,256	2,650
Total consumer	40	—	1,032	2,430	3,462
Total loans	169	$—	$33,749	$19,245	$52,994	(1)

(1) No charge-offs were recorded during 2016 upon restructuring of these loans.

TDRs by Concession Type
	Year Ended December 31, 2015
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	11	$—	$25,052	$6,973	$32,025
1-4 family properties	43	14,823	4,667	2,763	22,253
Land and development	12	—	614	1,532	2,146
Total commercial real estate	66	14,823	30,333	11,268	56,424
Commercial, financial and agricultural	91	29	3,191	6,477	9,697
Owner-occupied	10	—	3,417	2,064	5,481
Total commercial and industrial	101	29	6,608	8,541	15,178
Home equity lines	53	—	2,826	2,905	5,731
Consumer mortgages	15	—	1,011	895	1,906
Credit cards	—	—	—	—	—
Other consumer loans	27	—	444	703	1,147
Total consumer	95	—	4,281	4,503	8,784
Total loans	262	$14,852	$41,222	$24,312	$80,386	(1)

(1) Charge-offs of $4.0 million were recorded during 2015 upon restructuring of these loans.

For the years ended December 31, 2017, 2016 and 2015, there were eight defaults with a recorded investment of $4.0 million, two defaults with a recorded investment of $181 thousand, and seven defaults with a recorded investment of $12.5 million, respectively, on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments).
If at the time that a loan was designated as a TDR the loan was not already impaired, the measurement of impairment resulting from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such a TDR is not significant. At December 31, 2017, the allowance for loan losses allocated to accruing TDRs totaling $151.3 million was $8.7 million compared to accruing TDRs of $195.8 million with an allocated allowance for loan losses of $9.8 million at December 31, 2016. Non-accrual non-homogeneous loans (commercial-type impaired loan relationships greater than $1 million) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation.

Note 6 - Other Comprehensive Income (Loss)
The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component, and is shown for the years ended December 31, 2017, 2016, and 2015.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities Available for Sale	Post-Retirement Unfunded Health Benefit	Total
Balance at December 31, 2014	$(12,824)	$(713)	$932	$(12,605)
Other comprehensive income (loss) before reclassifications	—	(15,806)	143	(15,663)
Amounts reclassified from accumulated other comprehensive income (loss)	320	(1,703)	(168)	(1,551)
Net current period other comprehensive income (loss)	320	(17,509)	(25)	(17,214)
Balance at December 31, 2015	$(12,504)	$(18,222)	$907	$(29,819)
Other comprehensive income (loss) before reclassifications	—	(22,405)	63	(22,342)
Amounts reclassified from accumulated other comprehensive income (loss)	287	(3,697)	(88)	(3,498)
Net current period other comprehensive income (loss)	287	(26,102)	(25)	(25,840)
Balance at December 31, 2016	$(12,217)	$(44,324)	$882	$(55,659)
Other comprehensive income (loss) before reclassifications	—	676	38	714
Amounts reclassified from accumulated other comprehensive income (loss)	80	178	(67)	191
Net current period other comprehensive income (loss)	80	854	(29)	905
Balance at December 31, 2017	$(12,137)	$(43,470)	$853	$(54,754)

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). During the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with net unrealized losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative instruments and available for sale securities as a single portfolio. As of December 31, 2017, the ending balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to the previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

The following table illustrates activity within the reclassifications out of accumulated other comprehensive income (loss), for the years ended December 31, 2017, 2016, and 2015.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)			Income Statement Line Item Where This is Presented
	For the Years Ended December 31,
(in thousands)	2017	2016	2015
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$(130)	$(270)	$(448)	Interest expense
Amortization of deferred losses	—	(197)	(73)	Loss on early extinguishment of debt, net
	50	180	201	Income tax (expense) benefit
	$(80)	$(287)	$(320)	Reclassifications, net of income taxes
Net unrealized gains (losses) on investment securities available for sale:
Realized (losses) gains, net, on sales of securities (1)	$(289)	$6,011	$2,769	Investment securities gains, net
	111	(2,314)	(1,066)	Income tax (expense) benefit
	$(178)	$3,697	$1,703	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$110	$144	$272	Salaries and other personnel expense
	(43)	(56)	(104)	Income tax (expense) benefit
	$67	$88	$168	Reclassifications, net of income taxes

(1) Includes $1.4 million in gains in 2016 from the transfer of $1.9 million of investment securities available for sale to trading account assets.

Note 7 - Premises and Equipment
Premises and equipment at December 31, 2017 and 2016 consist of the following:

(in thousands)	Useful Life (in years)	2017	2016
Land	Indefinite	$96,759	$97,080
Buildings and improvements	10 - 40	388,254	377,754
Leasehold improvements	10 - 40	38,970	41,355
Furniture and equipment	3 - 10	413,876	370,458
Construction in progress		15,956	29,104
Total premises and equipment		953,815	915,751
Less: Accumulated depreciation and amortization		(527,002)	(498,266)
Premises and equipment, net		$426,813	$417,485

Net premises and equipment included $1.5 million and $1.6 million related to net capital leases at December 31, 2017 and 2016, respectively. Aggregate rent expense (principally for offices) net of sublease income, totaled $22.0 million, $21.4 million, and $23.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. Depreciation and amortization expense for the years ended December 31, 2017, 2016, and 2015 totaled $42.2 million, $37.1 million, and $35.3 million, respectively.
During the years ended December 31, 2017 and 2016, Synovus transferred premises and equipment with a net book value of $3.3 million and $25.2 million, respectively, to other properties held for sale, a component of other assets.
Lease Commitments
Synovus and its subsidiaries have entered into long-term operating leases for various facilities and equipment. Management expects that as these leases expire they will be renewed or replaced by similar leases based on need.
At December 31, 2017, minimum rental commitments under all such non-cancelable leases for the next five years and thereafter are presented below.

(in thousands)
2018	$28,187
2019	27,722
2020	26,483
2021	23,876
2022	23,332
Thereafter	98,797
Total	$228,397

Note 8 - Goodwill and Other Intangible Assets
At December 31, 2017 and 2016, the net carrying value of goodwill was $57.3 million and $59.7 million, respectively, consisting of goodwill associated with two reporting units. At December 31, 2017, $24.4 million of the goodwill was attributable to the trust services reporting unit, and the remaining $32.9 million was attributable to the Synovus Bank reporting unit and is a result of the Global One business combination completed during 2016. In connection with the Global One acquisition, Synovus also acquired other intangible assets with an aggregate estimated fair value of $12.5 million consisting of existing borrower relationships, trade name, and distribution network. The weighted average amortization period for Global One acquired intangibles was 10.8 years. Aggregate other intangible assets amortization expense for the years ended December 31, 2017, 2016, 2015 was $1.1 million, $521 thousand, and $503 thousand, respectively. Estimated amortization expense over each of the next five years is $1.2 million.
At June 30, 2017, Synovus completed its annual goodwill impairment evaluation applying ASC 350-20-35-3A Goodwill Subsequent Measurement - Qualitative Assessment Approach and concluded that goodwill was not impaired.

The following table shows the changes in the carrying amount of goodwill for the year ended December 31, 2017:

(in thousands)	Trust Services Reporting Unit	Synovus Bank Reporting Unit	Total
Balance as of December 31, 2016
Goodwill	$24,431	$35,247	$59,678
Accumulated impairment losses	—	—	—
Measurement period adjustments	—	(2,363)	(2,363)
Goodwill, net, as of December 31, 2017	$24,431	$32,884	$57,315

The following table shows the carrying amount of other intangibles as of December 31, 2017 and 2016:

(in thousands)	2017	2016
Other intangibles	$13,140	$14,040
Accumulated amortization	(1,886)	(817)
Other intangibles, net	$11,254	$13,223

Note 9 - Other Assets
Significant balances included in other assets at December 31, 2017 and 2016 are presented below.

(in thousands)	2017	2016
Cash surrender value of bank-owned life insurance	$540,958	$378,830
Federal Reserve Bank and FHLB stock	159,443	169,864
Accrued interest receivable	80,036	70,393
Investments in low income housing tax credit partnerships	60,068	26,495
Taxes receivable(1)	46,330	2,611
Accounts receivable	43,878	29,821
Prepaid expenses	33,298	35,542
Private equity investments	15,771	25,493
Derivative asset positions	11,722	20,623
Other properties held for sale	7,825	14,830
SBA/GGL servicing assets, net	4,101	4,451
Miscellaneous other assets	32,081	34,267
Total other assets	$1,035,511	$813,220

(1) Effective December 31, 2017, alternative minimum tax credits of $42.1 million were reclassified from deferred tax assets to taxes receivable.
Synovus’ investment in bank-owned life insurance programs at both December 31, 2017 and December 31, 2016 included approximately $15 million of separate account life insurance policies covered by stable value agreements. At December 31, 2017, the fair value of the investments underlying the separate account policies was approximately $14 million, which was within the coverage provided by the stable value agreements.

Note 10 - Deposits
A summary of interest bearing deposits at December 31, 2017 and 2016 is presented below.

(in thousands)	2017	2016
Interest bearing demand deposits	$5,157,175	$4,768,313
Money market accounts, excluding brokered deposits	7,435,941	7,251,093
Savings accounts	798,935	929,402
Time deposits, excluding brokered deposits	3,108,385	3,234,465
Brokered deposits	1,961,125	1,378,983
Total interest bearing deposits	$18,461,561	$17,562,256

The aggregate amount of time deposits of $250,000 or more was $921.8 million at December 31, 2017 and $829.5 million at December 31, 2016.
The following table presents contractual maturities of all time deposits at December 31, 2017.

(in thousands)
Maturing within one year	$2,544,033
Between 1 — 2 years	851,665
2 — 3 years	567,279
3 — 4 years	248,473
4 — 5 years	65,521
Thereafter	242,909
$4,519,880

Note 11 - Long-term Debt and Short-term Borrowings
Long-term debt at December 31, 2017 and 2016 is presented in the following table.

(in thousands)	2017	2016
Parent Company:
3.125% senior notes, due November 1, 2022, $300 million par value at December 31, 2017 with semi-annual interest payments and principal to be paid at maturity	$296,971	$—
5.75% fixed to adjustable rate subordinated notes issued December 7, 2015, due December 15, 2025, $250 million par value with semi-annual interest payments at 5.75% for the first five years and quarterly payments thereafter at an adjustable rate equal to the then-current three month LIBOR rate + 418.2 basis points and principal to be paid at maturity	247,618	247,136
LIBOR + 1.80% debentures, due April 19, 2035, $10 million par value with quarterly interest payments and principal to be paid at maturity (rate of 3.39% at December 31, 2017 and 2.76% at December 31, 2016)	10,000	10,000
5.125% subordinated notes, matured June 15, 2017, $278.6 million par value at December 31, 2016	—	278,480
7.875% senior notes, due February 15, 2019, $300 million par value	—	297,763
Hedge-related basis adjustment(1)	—	873
Total long-term debt — Parent Company	554,589	834,252
Synovus Bank:
FHLB advances with interest and principal payments due at various maturity dates through 2022 and interest rates ranging from 1.42% to 1.43% at December 31, 2017 (weighted average interest rate of 1.43% and 0.64% at December 31, 2017 and 2016, respectively)	1,150,000	1,325,000
Capital lease with interest and principal payments due at various dates through 2031 (rate of 1.59% at both December 31, 2017 and 2016)	1,549	1,629
Total long-term debt — Synovus Bank	1,151,549	1,326,629
Total long-term debt	$1,706,138	$2,160,881

(1) Unamortized balance of terminated interest rate swaps reflected in debt for financial reporting purposes.
On November 1, 2017, Synovus issued $300.0 million aggregate principal amount of 3.125% senior notes maturing in 2022 in a public offering with aggregate proceeds of $296.9 million, net of discount and debt issuance costs.
On November 9, 2017, Synovus redeemed all of the $300.0 million aggregate principal amount of its 7.875% senior notes due 2019 at a "make whole" premium. 2017 results include a loss of $23.2 million related to early extinguishment of these notes.
During 2017, Synovus paid off the remaining balance of $278.6 million of its subordinated notes at their maturity date of June 15, 2017. During 2016 and 2015, Synovus repurchased $124.7 million and $46.7 million, respectively, of its subordinated notes maturing in 2017. Results for the years ended December 31, 2016 and 2015 included losses of $4.7 million and $1.5 million, respectively, relating to repurchases of these notes.
The provisions of the indentures governing Synovus’ long-term debt contain certain restrictions within specified limits on mergers, sales of all or substantially all of Synovus' assets and limitations on sales and issuances of voting stock of subsidiaries and Synovus’ ability to pay dividends on its capital stock if there is an event of default under the applicable indenture. As of December 31, 2017 and 2016, Synovus and its subsidiaries were in compliance with the covenants in these agreements.
The FHLB advances are secured by certain loans receivable with a recorded balance of $3.40 billion at December 31, 2017 and $3.25 billion at December 31, 2016.

Contractual annual principal payments on long-term debt for the next five years and thereafter are shown on the following table.

(in thousands)	Parent Company	Synovus Bank	Total
2018	$—	$100,089	$100,089
2019	—	90	90
2020	—	350,092	350,092
2021	—	450,096	450,096
2022	300,000	250,107	550,107
Thereafter	260,000	1,075	261,075
Total	$560,000	$1,151,549	$1,711,549

The following table sets forth certain information regarding federal funds purchased and other securities sold under repurchase agreements.

(dollars in thousands)	2017	2016	2015
Total balance at December 31,	$161,190	$159,699	$177,025
Weighted average interest rate at December 31,	0.18%	0.08%	0.08%
Maximum month end balance during the year	$225,475	$286,175	$250,453
Average amount outstanding during the year	184,093	216,593	205,305
Weighted average interest rate during the year	0.11%	0.09%	0.08%

Note 12 - Shareholders' Equity
The following table shows the changes in shares of preferred and common stock issued and common stock held as treasury shares for the three years ended December 31, 2017.

(shares in thousands)	Series C Preferred Stock Issued	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at December 31, 2014	5,200	139,950	3,827	136,123
Restricted share unit activity	—	304	—	304
Stock options exercised	—	338	—	338
Repurchase of common stock	—	—	7,218	(7,218)
Balance at December 31, 2015	5,200	140,592	11,045	129,547
Issuance of common stock for acquisition	—	821	—	821
Restricted share unit activity	—	316	—	316
Stock options exercised	—	297	—	297
Repurchase of common stock	—	—	8,715	(8,715)
Balance at December 31, 2016	5,200	142,026	19,760	122,266
Issuance of common stock for earnout payment	—	118	—	118
Restricted share unit activity	—	336	—	336
Stock options exercised	—	198	—	198
Repurchase of common stock	—	—	4,021	(4,021)
Balance at December 31, 2017	5,200	142,678	23,781	118,897

Issuance of Common Stock for Acquisition and Earnout Payment
On October 1, 2016, Synovus completed its acquisition of Global One. Under the terms of the merger agreement, Synovus acquired Global One for an up-front payment of $30 million, consisting of the issuance of 821 thousand shares of Synovus common stock valued at $26.6 million and $3.4 million in cash, with additional annual payments to the former shareholders of Global One for three to five years based on a percentage of Global One's earnings as defined in the merger agreement. The first annual Earnout Payment was made during November 2017, consisting of the issuance of 118 thousand shares of Synovus common stock valued at $5.5 million and $892 thousand in cash. Please refer to Note 2 - "Acquisitions" of this Report for more information on the acquisition of Global One.
Repurchases of Common Stock
During 2017, Synovus repurchased $175.1 million, or 4.0 million shares, of common stock through open market transactions under the $200 million share repurchase program authorized during the fourth quarter of 2016 for execution during 2017.
During 2016, Synovus completed its $300 million share repurchase program with repurchases of $262.9 million, or 8.7 million shares, of common stock. This program was authorized during the third quarter of 2015 and was executed over a 15 month period through a combination of open market transactions and an ASR. Share repurchases of common stock during 2016 executed through open market transactions totaled $212.9 million, or 7.3 million shares, and $50.0 million, or 1.4 million shares, were executed through an ASR. During the fourth quarter of 2015, Synovus repurchased $37.1 million, or 1.2 million shares, under the $300 million share repurchase program through open market transactions.
During 2015, Synovus completed its $250 million share repurchase program. This program was announced on October 21, 2014 and expired on October 23, 2015. Under this program, Synovus repurchased 9.1 million shares of common stock through a combination of open market transactions and an ASR. From October 2014 through September 30, 2015, Synovus repurchased $175.0 million, or 6.2 million shares, of common stock through open market transactions, including $161.9 million, or 5.7 million shares, of common stock repurchased during 2015. Synovus also entered into a $75.0 million ASR in October 2014. During 2014, Synovus repurchased 2.5 million shares of common stock under this ASR, and during January 2015, Synovus repurchased 392 thousand shares upon completion of this ASR.
Series C Preferred Stock
In July 2013, Synovus issued 5.2 million shares of Fixed-to Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, $25.00 per share liquidation preference. Dividends on the shares are non-cumulative and, if declared, will accrue and be payable, in arrears, quarterly at a rate per annum equal to 7.875% for each dividend period from the original issue date to, but excluding August 1, 2018. From and including August 1, 2018, the dividend rate will change to a floating rate equal to the three-month LIBOR plus a spread of 6.39% per annum. The Series C Preferred Stock is perpetual and does not have any maturity date. The Series C Preferred Stock is redeemable at Synovus' option at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series C Preferred Stock has no preemptive or conversion rights. Except in certain limited circumstances, the Series C Preferred Stock does not have any voting rights.
Warrant
At December 31, 2017, 2016, and 2015, Synovus had warrants outstanding issued to Treasury to purchase up to 2.2 million shares of Synovus common stock at a per share exercise price of $65.52 expiring on December 19, 2018. The warrants were issued by Synovus to Treasury in 2008 in connection with the Capital Purchase Program, promulgated under the Emergency Economic Stabilization Act of 2008.
Note 13 - Regulatory Capital
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
The following table summarizes regulatory capital information at December 31, 2017 and 2016 on a consolidated basis and for Synovus’ significant subsidiary, defined as any direct subsidiary with assets or net income levels exceeding 10% of the consolidated totals.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Synovus Financial Corp.
Common equity tier 1 capital	$2,763,168	$2,654,287	$1,250,488	$1,199,794	N/A	N/A
Tier 1 capital	2,872,001	2,685,880	1,660,074	1,599,725	N/A	N/A
Total risk-based capital	3,383,081	3,201,268	2,213,432	2,132,966	N/A	N/A
Common equity tier 1 capital ratio	9.99%	9.96%	4.50%	4.50%	N/A	N/A
Tier 1 capital ratio	10.38	10.07	6.00	6.00	N/A	N/A
Total risk-based capital ratio	12.23	12.01	8.00	8.00	N/A	N/A
Leverage ratio	9.19	8.99	4.00	4.00	N/A	N/A
Synovus Bank
Common equity tier 1 capital	$3,155,163	$3,187,583	$1,247,462	$1,197,976	$1,795,004	$1,730,410
Tier 1 capital	3,155,163	3,187,583	1,656,927	1,597,302	2,209,236	2,129,736
Total risk-based capital	3,406,243	3,441,563	2,209,236	2,129,736	2,761,545	2,662,169
Common equity tier 1 capital ratio	11.43%	11.97%	4.50%	4.50%	6.50%	6.50%
Tier 1 capital ratio	11.43	11.97	6.00	6.00	8.00	8.00
Total risk-based capital ratio	12.33	12.93	8.00	8.00	10.00	10.00
Leverage ratio	10.12	10.68	4.00	4.00	5.00	5.00

(1) The prompt corrective action provisions are applicable at the bank level only.
Note 14 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the years ended December 31, 2017, 2016, and 2015.

	Years Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Net income	$275,474	$246,784	$226,082
Dividends on preferred stock	10,238	10,238	10,238
Net income available to common shareholders	$265,236	$236,546	$215,844
Weighted average common shares outstanding	121,162	124,389	132,423
Potentially dilutive shares from outstanding equity-based awards and Earnout Payments	850	689	778
Weighted average diluted common shares	122,012	125,078	133,201
Net income per common share, basic	$2.19	$1.90	$1.63
Net income per common share, diluted	$2.17	$1.89	$1.62

For the years ended December 31, 2017, 2016, and 2015, there were 2.2 million, 2.2 million, and 2.8 million potentially dilutive shares, respectively, related to Warrants and stock options to purchase shares of common stock that were outstanding during 2017, 2016, and 2015, respectively, but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.

Note 15 - Fair Value Accounting
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

Level 3
Unobservable inputs that are supported by little, if any, market activity for the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow models and similar techniques, and may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability. These methods of valuation may result in a significant portion of the fair value being derived from unobservable assumptions that reflect Synovus' own estimates for assumptions that market participants would use in pricing the asset or liability. This category primarily includes collateral-dependent impaired loans, other loans held for sale, other real estate, certain corporate securities, private equity investments, GGL/SBA loan servicing assets, and the earnout liability.

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
Trading Account Assets/Liabilities and Investment Securities Available for Sale
The fair values of trading securities and investment securities available for sale are primarily based on actively traded markets where prices are based on either quoted market prices or observed transactions. Management employs independent third-party pricing services to provide fair value estimates for Synovus' investment securities available for sale and trading securities. Fair values for fixed income investment securities are typically determined based upon quoted market prices, and/or inputs that are observable in the market, either directly or indirectly, for substantially similar securities. Level 1 securities are typically exchange quoted prices and include financial instruments such as U.S. Treasury securities, marketable equity securities, and mutual fund investments. Level 2 securities are typically matrix priced by the third-party pricing service to calculate the fair value. Such fair value measurements consider observable data such as market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. The types of securities classified as Level 2 within the valuation hierarchy primarily consist of collateralized mortgage obligations, mortgage-backed securities, debt securities of GSEs and agencies, corporate debt, and state and municipal securities.
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
Management uses various validation procedures to confirm the prices received from pricing services are reasonable. Such validation procedures include reference to market quotes and a review of valuations and trade activity of comparable securities. Consideration is given to the nature of the quotes (e.g., indicative or firm) and the relationship of recently evidenced market activity to the prices provided by the third-party pricing service. Further, management also employs the services of an additional independent pricing firm as a means to verify and confirm the fair values of the primary independent pricing firms.
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
GGL/SBA Loans Servicing Asset
Synovus has retained servicing responsibilities on sold GGL/SBA loans and receives a servicing fee. The servicing asset is established at fair value at the time of the sale based on an analysis of future cash flows that incorporates estimates for discount rates, prepayment speeds, and delinquency rates. The servicing asset is measured at fair value on a quarterly basis with changes in fair value included with the associated servicing fee in other non-interest income. Prior to 2017, Synovus accounted for the GGL/SBA loans servicing asset using the amortization method. The GGL/SBA loan servicing asset is classified as Level 3.
Earnout Liability
The earnout liability is a contingent consideration obligation related to the Global One acquisition and is measured at fair value on a recurring basis. The earnout liability will be adjusted to fair value until settled. Since the assumptions used to measure fair value are based on internal metrics that are not market observable, the earnout liability is classified as Level 3.
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

Synovus enters into interest rate lock commitments related to expected funding of residential mortgage loans at specified times in the future. Interest rate lock commitments that relate to the origination of mortgage loans that will be held-for-sale are considered derivative instruments under applicable accounting guidance. As such, Synovus records its interest rate lock commitments and forward loan sales commitments at fair value, determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, Synovus enters into contractual interest rate lock commitments to extend credit at a fixed interest rate and with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within the established time frames. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to borrowers, Synovus enters into best efforts forward sales contracts with third-party investors. The forward sales contracts lock in a price for the sale of loans similar to those with the specific interest rate lock commitments. Both the interest rate lock commitments to the borrowers and the forward sales contracts to the investors are derivatives, and accordingly, are marked to fair value through earnings. In estimating the fair value of an interest rate lock commitment, Synovus assigns a probability to the interest rate lock commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the interest rate lock commitment is derived from the fair value of related mortgage loans, which is based on observable market data and includes the expected net future cash flows related to servicing of the loans. The fair value of the interest rate lock commitment is also derived from inputs that include guarantee fees negotiated with the agencies and private investors, buy-up and buy-down values provided by the agencies and private investors, and interest rate spreads for the difference between retail and wholesale mortgage rates. Management also applies fall-out ratio assumptions to the interest rate lock commitments in anticipation of certain mortgage loans which will not close. The fall-out ratio assumptions are based on Synovus' historical experience, conversion ratios for similar loan commitments, and market conditions. While fall-out tendencies are not exact predictions of which loans will or will not close, historical performance review of loan-level data provides the basis for determining the appropriate hedge ratios. In addition, on a periodic basis, Synovus performs analyses of actual rate lock fall-out experience to determine the sensitivity of the mortgage pipeline to interest rate changes from the date of the commitment through loan origination. The expected fall-out ratios (or conversely the "pull-through" percentages) are applied to the determined fair value of the mortgage pipeline. Changes to the fair value of interest rate lock commitments are recognized based on interest rate changes, changes in the probability that the commitment will be exercised, and the passage of time. The fair value of the forward sales contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. These instruments are classified as Level 2 within the valuation hierarchy.
In November 2009, Synovus sold certain Visa Class B shares to another Visa USA member financial institution. The sales price was based on the Visa stock conversion ratio in effect at the time for conversion of Visa Class B shares to Visa Class A unrestricted shares at a future date. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser (the Visa derivative), which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The fair value of the Visa derivative is determined based on management's estimate of the timing and amount of the Covered Litigation settlement and the resulting payments due to the counterparty under the terms of the contract. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the fair value of the Visa derivative, this derivative has been classified as Level 3 within the valuation hierarchy. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 18 - Visa Shares and Related Agreements" of this Report for additional discussion on the Visa derivative and related litigation.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of December 31, 2017 and 2016, according to the valuation hierarchy included in ASC 820-10. For equity and debt securities, class was determined based on the nature and risks of the investments. Synovus did not have any transfers between levels for the years ended December 31, 2017 and 2016.

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
U.S. Government agency securities	$—	$3,002	$—	$3,002
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	296	—	296
Other investments	522	—	—	522
Total trading securities	522	3,298	—	3,820
Mortgage loans held for sale	—	48,024	—	48,024
Investment securities available for sale:
U.S. Treasury securities	82,674	—	—	82,674
U.S. Government agency securities	—	10,862	—	10,862
Mortgage-backed securities issued by U.S. Government agencies	—	120,440	—	120,440
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,640,523	—	2,640,523
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	1,111,999	—	1,111,999
State and municipal securities	—	180	—	180
Corporate debt and other securities(1)	3,162	15,294	1,935	20,391
Total investment securities available for sale	85,836	3,899,298	1,935	3,987,069
Private equity investments	—	—	15,771	15,771
Mutual funds held in rabbi trusts	14,140	—	—	14,140
GGL/SBA loans servicing asset	—	—	4,101	4,101
Derivative assets:
Interest rate contracts	—	10,786	—	10,786
Mortgage derivatives(2)	—	936	—	936
Total derivative assets	—	11,722	—	11,722
Liabilities
Trading account liabilities	—	1,000	—	1,000
Earnout liability(3)	—	—	11,348	11,348
Derivative liabilities:
Interest rate contracts	—	12,638	—	12,638
Mortgage derivatives(2)	—	129	—	129
Visa derivative	—	—	4,330	4,330
Total derivative liabilities	—	12,767	4,330	17,097

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	$3,460	$—	$3,460
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	3,438	—	3,438
State and municipal securities	—	426	—	426
Other investments	1,890	100	—	1,990
Total trading securities	1,890	7,424	—	9,314
Mortgage loans held for sale	—	51,545	—	51,545
Investment securities available for sale:
U.S. Treasury securities	107,802	—	—	107,802
U.S. Government agency securities	—	12,993	—	12,993
Mortgage-backed securities issued by U.S. Government agencies	—	174,202	—	174,202
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,506,340	—	2,506,340
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	890,442	—	890,442
State and municipal securities	—	2,794	—	2,794
Equity securities	3,782	—	—	3,782
Corporate debt and other securities(1)	3,092	14,952	1,796	19,840
Total investment securities available for sale	114,676	3,601,723	1,796	3,718,195
Private equity investments	—	—	25,493	25,493
Mutual funds held in rabbi trusts	11,479	—	—	11,479
Derivative assets:
Interest rate contracts	—	17,157	—	17,157
Mortgage derivatives (2)	—	3,466	—	3,466
Total derivative assets	—	20,623	—	20,623
Liabilities
Earnout liability(3)	—	—	14,000	14,000
Derivative liabilities:
Interest rate contracts	—	17,531	—	17,531
Visa derivative	—	—	5,768	5,768
Total derivative liabilities	—	17,531	5,768	23,299

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
(3) Earnout liability consists of contingent consideration obligation related to Global One acquisition.

Fair Value Option
The following table summarizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale at fair value and the changes in fair value of these loans. Mortgage loans held for sale are initially measured at fair value with subsequent changes in fair value recognized in earnings. Changes in fair value were recorded as a component of mortgage banking income in the consolidated statements of income. An immaterial portion of these changes in fair value was attributable to changes in instrument-specific credit risk.

	Twelve Months Ended December 31,
(in thousands)	2017	2016	2015
Changes in fair value included in net income:
Mortgage loans held for sale	$754	$(667)	$(742)
Mortgage loans held for sale:
Fair value	48,024	51,545	59,275
Unpaid principal balance	46,839	51,114	58,177
Fair value less aggregate unpaid principal balance	$1,185	$431	$1,098

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the year ended December 31, 2017 and 2016 (including the change in fair value), for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During 2017 and 2016, Synovus did not have any transfers between levels in the fair value hierarchy.

	2017
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Earnout Liability (1)	GGL/SBA Loans Servicing Asset (2)
Beginning balance, January 1,	$1,796	$25,493	$(5,768)	$(14,000)	$—
Total (losses) gains realized/unrealized:
Included in earnings	—	(3,093)	—	(5,466)	(1,681)
Unrealized gains included in other comprehensive income	139	—	—	—	—
Additions	—	—	—	—	1,330
Sales	—	(6,629)	—	—	—
Settlements	—	—	1,438	6,352	—
Transfer from amortization method to fair value	—	—	—	—	4,452
Measurement period adjustments related to Global One acquisition	—	—	—	1,766	—
Ending balance, December 31,	$1,935	$15,771	$(4,330)	$(11,348)	$4,101
Total net (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31,	$—	$(3,093)	$—	$(5,466)	$(1,681)

	2016
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Earnout Liability (1)
Beginning balance, January 1,	$1,745	$27,148	$(1,415)	$—
Total gains (losses) realized/unrealized:
Included in earnings	—	(1,026)	(5,795)	—
Unrealized gains included in other comprehensive income	51	—	—	—
Additions	—	—	—	(14,000)
Settlements	—	(629)	1,442	—
Ending balance, December 31,	$1,796	$25,493	$(5,768)	$(14,000)
Total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31,	$—	$(1,026)	$(5,795)	$—

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

			December 31, 2017		December 31, 2016
(dollars in thousands)	Valuation Technique	Significant Unobservable Input	Level 3 Fair Value	Range / Weighted Average	Level 3 Fair Value	Range / Weighted Average
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale - Other investments:

Trust preferred securities	Discounted cash flow analysis	Credit spread embedded in discount rate	$1,935	398 bps	$1,796	442 bps

Private equity investments	Individual analysis of each investee company	Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies	15,771	N/A	25,493	N/A

		Discount for lack of liquidity (1)		N/A		15%

GGL/SBA loans servicing asset	Discounted cash flow analysis	Discount rate Prepayment speeds	4,101	13.16% 7.50%	N/A	N/A

Earnout liability	Option pricing methods and Monte Carlo simulation	Financial projections of Global One	11,348	N/A	14,000	N/A

Visa derivative liability	Discounted cash flow analysis	Estimated timing of resolution of covered litigation, future cumulative deposits to the litigation escrow for settlement of the Covered Litigation, and estimated future monthly fees payable to the derivative counterparty	4,330	1-4 years	5,768	1 - 5 years

(1) Represents management's estimate of discount that market participants would require based on the instrument's lack of liquidity.

Assets Measured at Fair Value on a Non-recurring Basis
Certain assets are recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period. For example, if the fair value of an asset in these categories falls below its cost basis, it is considered to be at fair value at the end of the period of the adjustment. The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated for which there was a fair value adjustment during the period.

	As of December 31, 2017			Fair Value Adjustments for the Year Ended December 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Impaired loans*	$—	$—	$3,603	$991
Other loans held for sale	—	—	10,197	13,004
Other real estate	—	—	3,363	2,413
Other assets held for sale	—	—	5,334	2,491

	As of December 31, 2016			Fair Value Adjustments for the Year Ended December 31, 2016
	Level 1	Level 2	Level 3
Impaired loans*	$—	$—	$21,742	$6,613
Other real estate	—	—	19,305	1,223
Other assets held for sale	—	—	12,083	5,715

*Collateral-dependent impaired loans that are written down to fair value during the period.
The table below provides an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure financial instruments that are classified within Level 3 of the valuation hierarchy and are measured at fair value on a non-recurring basis.

			December 31, 2017	December 31, 2016
	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis

Collateral-dependent impaired loans	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0%-50% (15%) 0%-10% (7%)	0%-52% (25%) 0%-10% (7%)

Other loans held for sale	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	5%-99% (54%) 0%-10% (2%)	N/A

Other real estate	Third-party appraised value of real estate less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0%-85% (35%) 0%-10% (7%)	0%-10% (5%) 0%-10% (7%)

Other assets held for sale	Third-party appraised value less estimated selling costs or BOV	Discount to appraised value (2) Estimated selling costs	21%-52%(25%) 0%-10% (7%)	0%-81% (47%) 0%-10% (7%)

(1) The weighted average is the measure of central tendencies; it is not the value that management is using for the asset or liability.
(2) Synovus also makes adjustments to the values of the assets listed above for various reasons, including age of the appraisal, information known by management about the property, such as occupancy rates, changes to the physical conditions of the property, pending sales, and other factors. The year ended December 31, 2017 included certain balance sheet restructuring actions which resulted in additional discounts to fair value for planned accelerated dispositions of other loans held for sale, other real estate, and other assets held for sale.

Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at December 31, 2017 and 2016. The fair values represent management’s best estimates based on a range of methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans, interest bearing deposits (including brokered deposits), and long-term debt, the fair value amounts should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately.
Cash and cash equivalents, interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements are repriced on a short-term basis; as such, the carrying value closely approximates fair value. Since these amounts relate to highly liquid assets, these are considered a Level 1 measurement.
Loans, net of deferred fees and costs, are recorded at the amount of funds advanced, less charge-offs, and an estimation of credit risk represented by the allowance for loan losses. The fair value estimates for disclosure purposes differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features, and remaining maturity. The fair value of loans is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial, mortgage, home equity, credit card, and other retail loans. Commercial loans are further segmented into certain collateral code groupings. The fair value of the loan portfolio is calculated, in accordance with ASC 825-10, by discounting contractual cash flows using estimated market discount rates, which reflect the credit and interest rate risk inherent in the loan. Synovus' current method to estimate the fair value of its loan portfolio does not incorporate the exit price concept of fair value. Management currently expects that the fair value under the exit price concept could result in a lower fair value as compared to the current method. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" for information on ASU 2016-01, Recognition and Measurement of Financial Instruments, which becomes effective in 2018. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally estimated using appraisals of the collateral. Collateral values are monitored and additional write-downs are recognized if it is determined that the estimated collateral values have declined further. Estimated costs to sell are based on current disposal costs for similar assets. Carrying value is considered to reflect fair value for these loans. Loans are considered a Level 3 fair value measurement.
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
The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of December 31, 2017 and 2016 are as follows:

	December 31, 2017
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$397,848	$397,848	$397,848	$—	$—
Interest bearing funds with Federal Reserve Bank	460,928	460,928	460,928	—	—
Interest earning deposits with banks	26,311	26,311	26,311	—	—
Federal funds sold and securities purchased under resale agreements	47,846	47,846	47,846	—	—
Trading account assets	3,820	3,820	522	3,298	—
Mortgage loans held for sale	48,024	48,024	—	48,024	—
Other loans held for sale	11,356	11,356	—	—	11,356
Investment securities available for sale	3,987,069	3,987,069	85,836	3,899,298	1,935
Private equity investments	15,771	15,771	—	—	15,771
Mutual funds held in rabbi trusts	14,140	14,140	14,140	—	—
Loans, net of deferred fees and costs	24,787,464	24,507,141	—	—	24,507,141
GGL/SBA loans servicing asset	4,101	4,101	—	—	4,101
Derivative assets	11,722	11,722	—	11,722	—
Financial Liabilities
Trading account liabilities	1,000	1,000	—	1,000	—
Non-interest bearing deposits	7,686,339	7,686,339	—	7,686,339	—
Interest bearing deposits	18,461,561	18,465,475	—	18,465,475	—
Federal funds purchased and securities sold under repurchase agreements	161,190	161,190	161,190	—	—
Long-term debt	1,706,138	1,721,814	—	1,721,814	—
Earnout liability	11,348	11,348	—	—	11,348
Derivative liabilities	17,097	17,097	—	12,767	4,330

	December 31, 2016
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$395,175	$395,175	$395,175	$—	$—
Interest bearing funds with Federal Reserve Bank	527,090	527,090	527,090	—	—
Interest earning deposits with banks	18,720	18,720	18,720	—	—
Federal funds sold and securities purchased under resale agreements	58,060	58,060	58,060	—	—
Trading account assets	9,314	9,314	1,890	7,424	—
Mortgage loans held for sale	51,545	51,545	—	51,545	—
Investment securities available for sale	3,718,195	3,718,195	114,676	3,601,723	1,796
Private equity investments	25,493	25,493	—	—	25,493
Mutual funds held in Rabbi Trusts	11,479	11,479	11,479	—	—
Loans, net of deferred fees and costs	23,856,391	23,709,434	—	—	23,709,434
Derivative assets	20,623	20,623	—	20,623	—
Financial liabilities
Non-interest bearing deposits	7,085,804	7,085,804	—	7,085,804	—
Interest bearing deposits	17,562,256	17,560,021	—	17,560,021	—
Federal funds purchased and securities sold under repurchase agreements	159,699	159,699	159,699	—	—
Long-term debt	2,160,881	2,217,544	—	2,217,544	—
Earnout liability	14,000	14,000	—	—	14,000
Derivative liabilities	23,299	23,299	—	17,531	5,768

Note 16 - Derivative Instruments
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
Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of December 31, 2017 and 2016, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk related to core banking activities.
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

Cash Flow Hedges
As of December 31, 2017 and December 31, 2016, there were no cash flow hedges outstanding. The unamortized deferred net loss balance from previously terminated cash flow hedges at December 31, 2016 of $(130) thousand was recognized during 2017.
Fair Value Hedges
As of December 31, 2017 and December 31, 2016, there were no fair value hedges outstanding. The unamortized deferred gain balance on all previously terminated fair value hedges at December 31, 2016 of $873 thousand was recognized during 2017.
Customer Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated counterparties. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' consolidated balance sheet. Fair value changes are recorded as a component of non-interest income. As of December 31, 2017, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.47 billion, an increase of $141.4 million compared to December 31, 2016.
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative contract was $4.3 million and $5.8 million at December 31, 2017 and 2016, respectively. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract. Management believes that the estimate of Synovus' exposure to the Visa indemnification and fees associated with the Visa derivative is adequate based on current information, including Visa's recent announcements and disclosures. However, future developments in the litigation could require potentially significant changes to Synovus' estimate. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 18 - Visa Shares and Related Agreements" of this Report for further information.
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
At December 31, 2017 and 2016, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $49.3 million and $88.2 million, respectively. Fair value adjustments related to these commitments resulted in a loss of ($634) thousand and a gain of $182 thousand for the years ended December 31, 2017 and 2016, respectively, which were recorded as a component of mortgage banking income in the consolidated statements of income.
At December 31, 2017 and 2016, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $72.5 million and $126.5 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. Fair value adjustments related to these outstanding commitments to sell mortgage loans resulted in loss of ($2.0) million and a gain of $1.7 million for the years ended December 31, 2017 and 2016, respectively, which were recorded as a component of mortgage banking income in the consolidated statements of income.

Collateral Requirements
Pursuant to the Dodd-Frank Act, certain derivative transactions have collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As of December 31, 2017, collateral totaling $43.8 million of federal funds sold was pledged to the derivative counterparties to comply with collateral requirements. Effective January 3, 2017, the CME amended its rulebook to legally characterize variation margin cash payments for cleared OTC derivatives as settlement rather than as collateral. As a result, in 2017, Synovus began reducing the corresponding derivative asset and liability balances for CME-cleared OTC derivatives to reflect the settlement of those positions via the exchange of variation margin. At December 31, 2017, Synovus had a variation margin of $1.5 million reducing the derivative asset.
The impact of derivative instruments on the consolidated balance sheets at December 31, 2017 and 2016 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
		December 31,			December 31,
(in thousands)	Location on Consolidated Balance Sheet	2017	2016	Location on Consolidated Balance Sheet	2017	2016
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$10,786	$17,157	Other liabilities	$12,638	$17,531
Mortgage derivatives	Other assets	936	3,466	Other liabilities	129	—
Visa derivative		—	—	Other liabilities	4,330	5,768
Total derivatives not designated as hedging instruments		$11,722	$20,623		$17,097	$23,299

The pre-tax effect of fair value hedges on the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 is presented below.

	Derivative
		Gain (Loss) Recognized in Income
		Years Ended December 31,
(in thousands)	Location of Gain (Loss) Recognized in Income	2017	2016	2015
Derivatives not designated as hedging instruments
Interest rate contracts(1)	Other Non- Interest Income	$20	$76	$44
Mortgage derivatives(2)	Mortgage Banking Income	(2,659)	1,907	1,099
Total		$(2,639)	$1,983	$1,143

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third-party investors.
During the years ended December 31, 2017, 2016, and 2015, Synovus reclassified $873 thousand, $1.8 million, and $3.1 million, respectively, from hedge-related basis adjustment, a component of long-term debt, as a reduction to interest expense. Additionally, during 2016 and 2015, Synovus reclassified $1.3 million and $495 thousand, respectively, from hedge-related basis adjustment as a reduction to loss on early extinguishment of debt, net. As of December 31, 2017, all deferred gains related to hedging relationships that had been previously terminated had been recognized into earnings.

Note 17 - Variable Interest Entities
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
Consolidated Variable Interest Entities
Rabbi Trusts – Synovus has established certain rabbi trusts related to deferred compensation plans offered to its participants (employees and directors). Synovus contributes the participant's cash compensation deferrals to the trusts and directs the underlying investments made by the trusts. The assets of these trusts are available to Synovus creditors only in the event that Synovus becomes insolvent. These trusts are considered VIEs because either there is no equity at risk in the trusts or because Synovus provided the equity interest to their participants in exchange for services rendered. While the participants have the ability to direct their funds within the trusts, Synovus is considered the primary beneficiary of the rabbi trusts as it has the ability to direct the underlying investments made by the trusts as well as make funding decisions related to the trusts, the activities that most significantly impact the economic performance of the rabbi trusts. Synovus includes the assets of the rabbi trusts as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. At December 31, 2017 and 2016, the aggregate amount of rabbi trust assets and benefit obligations was $14.1 million and $11.5 million, respectively.
Non-consolidated Variable Interest Entities
Low Income Housing Tax Credit Partnerships – Synovus and its subsidiary bank, Synovus Bank, make equity investments as a limited partner in various partnerships which are engaged in the development and operation of affordable multi-family housing utilizing the LIHTC pursuant to Section 42 of the Code. The purpose of these investments is to earn a return on the investment and to support community reinvestment initiatives of Synovus Bank. The activities of these LIHTC partnerships are limited to development and operation of multi-family housing that is leased to qualifying residential tenants. These partnerships are generally located in southeastern communities where Synovus has a banking presence and are considered VIEs because Synovus, as the holder of an equity investment at risk, does not have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the economic performance of the partnerships). Synovus provides construction lending for certain of the LIHTC partnerships in which it also has an equity investment. Synovus is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan but has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the economic performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. Synovus records its investment in LIHTC partnerships as a component of other assets in its consolidated balance sheet.
The following tables provide a summary of the investments in low income housing tax credit partnerships at December 31, 2017 and 2016 and income (loss) related to these investments for the years ended December 2017, 2016, and 2015.

	2017	2016
(in thousands)
Proportional amortization method investments included in other assets	$58,343	$—
Equity method investments included in other assets	1,725	26,495
Cumulative equity investments in LIHTC partnerships	46,659	34,065
Unfunded commitments included in other liabilities	39,994	17,420
Short-term construction loans and letter of credit commitments	7,180	—
Funded portion of short-term loans and letters of credit	—	—

	Years Ended December 31,
	2017	2016	2015
(in thousands)
Proportional amortization expense recognized as a component of income tax expense	$1,820	$—	$—
Income (loss) from equity method investments recognized as a component of non-interest income	(1,648)	389	553

Real Estate Partnerships – Synovus and its subsidiary bank, Synovus Bank, make equity investments as a limited partner in various partnerships which are engaged in the development and operation of real estate. For certain of these investments, Synovus is both an equity investor and a tenant where they occupy leasehold space in the real estate. The purpose of these investments is to earn a return on the investment and to provide for occupancy needs and banking presence location. The activities of these real estate partnerships are limited to development and operation of commercial real estate that is leased to qualifying commercial tenants. These partnerships are located in southeastern communities where Synovus has a banking presence and are considered VIEs because Synovus, as the holder of an equity investment at risk, does not participate in the management or direct the operations of the partnerships (activities which affect the economic performance of the partnerships), and allocation of distributions, operating results, and net exit proceeds for each investment is variable. Synovus is at risk for the amount of its equity investment and in certain circumstances may have an obligation to fund the operations or working capital of the partnerships. Synovus does have voting or similar rights for these real estate partnerships, however, the general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibilities which give them the power to direct the activities that most significantly impact the economic performance of the partnerships.
Additionally, Synovus has an investment in two former LIHTC partnerships for which the tax credit compliance period is complete and these investments are no longer held for tax credits or other tax benefits. These investments were reclassified from LIHTC investments to real estate investments during 2017. Like the LIHTC partnerships discussed above, the purpose of these investments is to earn a return on the investment and to support community reinvestment initiatives of Synovus Bank. The activities of these former LIHTC partnerships are limited to development and operation of multi-family housing that is leased to qualifying residential tenants. These partnerships are generally located in southeastern communities where Synovus has a banking presence and are considered VIEs because Synovus, as the holder of an equity investment at risk, does not have voting or similar rights and does not participate in the management or direct the operations of the partnerships (activities which affect the economic performance of the partnerships). Synovus is at risk for the amount of its equity investment and has no obligation to fund the operations or working capital of the partnerships. The general partners of these partnerships are considered the primary beneficiaries because they are charged with management responsibility which give them the power to direct the activities that most significantly impact the economic performance of the partnerships, and they are exposed to losses beyond Synovus’ equity investment. Synovus classifies these investments as real estate partnerships because they are no longer held for tax credits or other tax benefits.

Synovus records its investments in real estate partnerships as a component of other assets in its consolidated balance sheet. Synovus records equity method income (loss) from real estate partnerships as a component of non interest income in its consolidated income statement.
The following tables provide a summary of the investments in real estate partnerships at December 31, 2017 and 2016 and income related to these investments for the years ended December 2017, 2016, and 2015.

	2017	2016
(in thousands)
Equity method investments included in other assets	$6,468	$6,822
Unfunded commitments included in other liabilities	—	—

	Years Ended December 31,
	2017	2016	2015
(in thousands)
Income from equity method investments recognized as a component of non-interest income	$1,584	$1,040	$1,212
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

Note 18 - Visa Shares and Related Agreements
Synovus is a member of the Visa USA network and received shares of Visa Class B common stock in exchange for its membership interest in Visa USA in conjunction with the Visa IPO in 2008. Visa members have indemnification obligations with respect to the Covered Litigation. Visa Class B shares are subject to certain restrictions until settlement of the Covered Litigation. As of December 31, 2017, all of the Covered Litigation had not been settled. Visa has established a litigation escrow to fund settlement of the Covered Litigation. The litigation escrow is funded by proceeds from Visa's conversion of Class B shares to Class A shares.
In November 2009, Synovus sold its remaining Visa Class B shares to another Visa USA member financial institution. In conjunction with the sale, Synovus entered into a derivative contract with the purchaser which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. As of December 31, 2017 and 2016, the fair value of the derivative contract was $4.3 million and $5.8 million, respectively. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract. For the years ended December 31, 2016 and 2015, Synovus recognized fair value adjustments to the Visa derivative of $5.8 million and $1.5 million, respectively. No fair value adjustments were recognized during the year ended December 31, 2017.
Management believes that the estimate of Synovus' exposure to the Visa indemnification and fees associated with the Visa derivative is adequate based on current information, including Visa's recent announcements and disclosures. However, future developments in the litigation could require potentially significant changes to Synovus' estimate.
Note 19 - Commitments and Contingencies
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
Unfunded letters of credit and lending commitments at December 31, 2017 are presented below.

(in thousands)
Letters of credit*	$153,372
Commitments to fund commercial and industrial loans	5,090,827
Commitments to fund commercial real estate, construction, and land development loans	1,567,583
Commitments under home equity lines of credit	1,137,714
Unused credit card lines	779,254
Other loan commitments	351,358
Total letters of credit and unfunded lending commitments	$9,080,108

* Represent the contractual amount net of risk participations of $77 million.
Note 20 - Legal Proceedings
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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of December 31, 2017 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
In addition, where Synovus determines that there is a reasonable possibility of a loss in respect of legal matters, Synovus considers whether it is able to estimate the total reasonably possible loss or range of loss. An event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely.” An event is “remote” if “the chance of the future event or events occurring is more than slight but less than reasonably possible." In many situations, Synovus may be unable to estimate reasonably possible losses due to the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. For those legal matters where Synovus is able to estimate a range of reasonably possible losses, management currently estimates the aggregate range from our outstanding litigation is from zero to $8 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be higher. As there are further developments in these legal matters, Synovus will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations for any particular period.
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
Note 21 - Employment Expenses and Benefit Plans
For the years ended December 31, 2017, 2016, and 2015, Synovus provided a 100% matching contribution on the first 4% of eligible employee 401(k) contributions for a total annual contribution of $11.5 million, $10.8 million, and $9.9 million, respectively. Effective December 29, 2017, Synovus' non-contributory profit sharing plan was merged into the 401(k) plan.
For the years ended December 31, 2017, 2016, and 2015, Synovus sponsored a stock purchase plan for directors and employees whereby Synovus made contributions equal to 15% of employee and director voluntary contributions, subject to certain maximum contribution limitations. The funds are used to purchase outstanding shares of Synovus common stock. Synovus recorded as expense $860 thousand, $826 thousand, and $835 thousand for contributions to these plans in 2017, 2016, and 2015, respectively.

Note 22 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. The 2013 Omnibus Plan authorizes 8.6 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units, and performance share units) count as two share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. At December 31, 2017, Synovus had a total of 5.7 million common share equivalents of its authorized but unissued common stock reserved for future grants under the 2013 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, restricted share units, market restricted share units, and performance share units. The grants generally include vesting periods ranging from three to five years and contractual terms of ten years. As further discussed below, market restricted share units and performance share units are granted at a defined target level and are compared annually to required market and performance metrics to determine actual units vested and compensation expense. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units, market restricted share units, and performance share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
During 2017, Synovus awarded 242,804 restricted share units to employees and non-employee directors and granted 78,174 market restricted share units and 72,825 performance share units to senior management. The weighted average grant date fair value of the awarded restricted share units, market restricted share units, and performance share units was $41.82, $43.52, and $41.61, per share, respectively. During 2016, Synovus awarded 350,458 restricted share units to employees and non-employee directors and granted 93,913 market restricted share units and 83,529 performance share units to senior management. The weighted average grant date fair value of the awarded restricted share units, market restricted share units, and performance share units was $26.43, $26.93, and $25.95, per share, respectively. During 2015, Synovus awarded 321,874 restricted share units to employees and non-employee directors and granted 82,152 market restricted share units and 82,152 performance share units to senior management. The weighted average grant date fair value of the awarded restricted share units, market restricted share units, and performance share units was $28.09, $29.39, and $28.06, per share, respectively. The restricted share units and the market restricted share units granted during 2017, 2016, and 2015 contain a service-based vesting period of three years with most awards vesting pro-rata over three years.
Share-based Compensation Expense
Total share-based compensation expense was $14.2 million, $13.6 million, and $12.6 million for 2017, 2016, and 2015, respectively. The total income tax benefit recognized in the consolidated statements of income related to share-based compensation expense was approximately $5.2 million, $5.0 million, and $4.6 million for 2017, 2016, and 2015, respectively. No share-based compensation costs have been capitalized for the years ended December 31, 2017, 2016, and 2015. As of December 31, 2017, unrecognized compensation cost related to the unvested portion of share-based compensation arrangements involving shares of Synovus stock was approximately $17.5 million.
Stock Options
There were no stock option grants in 2017, 2016, or 2015. A summary of stock option activity and changes during the years ended December 31, 2017, 2016, and 2015 is presented below.

Stock Options
	2017		2016		2015
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	973,361	$17.76	1,741,975	$37.88	2,550,046	$45.11
Options exercised	(197,631)	17.41	(297,225)	17.35	(338,808)	16.72
Options forfeited	—	—	(1,597)	17.64	(12,825)	17.17
Options expired/canceled	—	—	(469,792)	92.62	(456,438)	94.56
Options outstanding at end of year	775,730	$17.85	973,361	$17.76	1,741,975	$37.88
Options exercisable at end of year	775,730	$17.85	973,361	$17.76	1,504,783	$41.08

The aggregate intrinsic value for outstanding and exercisable stock options at December 31, 2017 was $23.8 million and their weighted average remaining contractual life was 4.18 years.

The intrinsic value of stock options exercised during the years ended December 31, 2017, 2016, and 2015 was $5.1 million, $4.7 million, and $4.4 million, respectively. Cash received from option exercises of common stock for the years ended December 31, 2017, 2016, and 2015 was $3.4 million, $5.2 million, and $5.6 million, respectively. The total grant date fair value of stock options vested during 2016 and 2015 was $7.4 million and $6.5 million, respectively. During 2016, 317,524 stock options with a weighted average exercise price of $93.62 and contractual expiration dates in 2017 and 2018 were canceled without replacement awards. The cancellation resulted in a deferred tax asset write-off totaling $1.7 million, which was recorded as a reduction of additional paid-in capital. Due to the implementation of ASU 2016-09 effective January 1, 2017, if the canceled stock options had remained outstanding through their original contractual expiration dates, the corresponding deferred tax asset write-off totaling $1.7 million would have been recorded as a component of income tax expense during the years ending December 31, 2017 and 2018.
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

	2017	2016	2015
Risk-free interest rate	1.48%	0.81%	1.05%
Expected stock price volatility	22.9	25.7	26.4
Dividend yield	1.2	1.8	1.4
Simulation period	3.0 years	3.0 years	3.0 years

The stock price expected volatility was based on Synovus' historical and implied volatility. The Monte Carlo model estimates fair value based on 100,000 simulations of future share price using a theoretical model of stock price behavior.
A summary of restricted share units outstanding and changes during the years ended December 31, 2017, 2016, and 2015 is presented below (excluding market restricted and performance share units).

Restricted Share Units
	Share Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2014	882,823	$19.81
Granted	321,874	28.09
Dividend equivalents granted	9,810	28.09
Vested	(428,121)	17.48
Forfeited	(23,619)	24.60
Outstanding at December 31, 2015	762,767	24.57
Granted	350,458	26.43
Dividend equivalents granted	11,105	26.43
Vested	(406,496)	23.10
Forfeited	(12,067)	23.96
Outstanding at December 31, 2016	705,767	26.38
Granted	242,804	41.82
Dividend equivalents granted	5,839	41.82
Vested	(341,825)	26.25
Forfeited	(46,637)	26.28
Outstanding at December 31, 2017	565,948	$33.25

The total fair value of restricted share units vested during 2017, 2016, and 2015 was $14.4 million, $11.4 million, and $12.3 million, respectively. As of December 31, 2017, total unrecognized compensation cost related to the foregoing restricted share units was approximately $9.9 million. This cost is expected to be recognized over a weighted average remaining period of 1.43 years.

Synovus granted market restricted share units to senior management during the years ended December 31, 2017, 2016, and 2015. The market restricted share units have a three-year service-based vesting component as well as a total shareholder return multiplier. The number of market restricted share units that will ultimately vest ranges from 75% to 125% of a defined target based on Synovus' total shareholder return (TSR). The total fair value of market restricted share units vested during 2017, 2016, and 2015 was $4.8 million, $2.6 million, and $1.4 million, respectively. At December 31, 2017, total unrecognized compensation cost related to market restricted share units was approximately $3.5 million with a weighted average remaining period of 1.46 years. A summary of market restricted share units outstanding and changes during the years ended December 31, 2017, 2016, and 2015 is presented below.

Market Restricted Share Units
	Share Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2014	118,186	$24.33
Granted	82,152	29.39
Dividend equivalents granted	2,221	29.05
Quantity change by TSR factor	4,838	24.33
Vested	(49,149)	24.34
Outstanding at December 31, 2015	158,248	27.02
Granted	93,913	26.93
Dividend equivalents granted	3,095	26.93
Quantity change by TSR factor	9,970	26.93
Vested	(82,817)	26.40
Outstanding at December 31, 2016	182,409	27.25
Granted	78,174	43.52
Dividend equivalents granted	2,811	43.52
Quantity change by TSR factor	22,182	27.25
Vested	(114,013)	26.78
Outstanding at December 31, 2017	171,563	$35.24

Synovus granted performance share units to senior management during the years ended December 31, 2017, 2016, and 2015. These units vest upon meeting certain service and performance conditions. Return on average assets (ROAA) performance is evaluated each year over a three-year performance period, with share distribution determined at the end of the three years. The number of performance share units that will ultimately vest ranges from 0% to 150% of a defined target based on Synovus' three-year weighted average ROAA (as defined). The total fair value of performance share units vested during 2017 was $2.9 million. At December 31, 2017, total unrecognized compensation cost related to performance share units was approximately $4.1 million with a weighted average remaining period of 1.44 years. A summary of performance share units outstanding and changes during the years ended December 31, 2017, 2016, and 2015 is presented below.

Performance Share Units
	Share Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2014	67,675	$23.47
Granted	82,152	28.06
Dividend equivalents granted	1,740	28.06
Outstanding at December 31, 2015	151,567	26.01
Granted	83,529	25.95
Dividend equivalents granted	3,384	25.95
Outstanding at December 31, 2016	238,480	25.99
Granted	72,825	41.61
Dividend equivalents granted	2,562	41.61
Vested	(69,326)	23.47
Outstanding at December 31, 2017	244,541	$31.54

Other Information
Cash paid for taxes due on vesting of employee restricted share units and market restricted share units where restricted share units were withheld to cover taxes was $8.0 million, $5.0 million, and $5.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.
During 2017, Synovus recognized $5.0 million of income tax benefits through the income statement from share-based compensation excess tax benefits upon the vesting of restricted share units and exercise of stock options. During 2016, Synovus recognized a share-based compensation net tax deficiency of $790 thousand associated primarily with expired and canceled stock options. The net deficiency was recorded as a reduction of additional paid-in capital within shareholders' equity. During 2015, Synovus recognized a net tax benefit of $1.7 million associated with vesting of restricted share units, exercises of stock options, and expired stock options. The net tax benefit was recorded as an increase of additional paid-in capital.
The following table provides aggregate information regarding grants under all Synovus equity compensation plans at December 31, 2017.

Plan Category	(a) Number of Securities to be Issued Upon Vesting of Restricted Share Units, Market Restricted Share Units, and Performance Share Units(1)	(b) Number of Securities to be Issued Upon Exercise of Outstanding Options	(c) Weighted-Average Exercise Price of Outstanding Options in Column (b)	(d) Number of Shares Remaining Available for Issuance Excluding Shares Reflected in Columns (a) and (b)
Shareholder approved equity compensation plans for shares of Synovus stock	982,052	775,730	$17.85	5,671,680

(1) Market restricted and performance share units included at defined target levels. Actual shares issued upon vesting may differ based on actual TSR and ROAA over the measurement period.

Note 23 - Income Taxes
The components of income tax expense (benefit) included in the consolidated statements of income for the years ended December 31, 2017, 2016, and 2015 are presented below:

(in thousands)	2017	2016	2015
Current
Federal	$(32,341)	$7,329	$6,163
State	5,949	5,501	4,424
Total current income tax expense (benefit)	(26,392)	12,830	10,587
Deferred
Federal	229,917	117,463	108,877
State	1,139	11,374	13,027
Total deferred income tax expense	231,056	128,837	121,904
Total income tax expense	$204,664	$141,667	$132,491

Note: The table above does not reflect a net charge of $790 thousand and a credit of $1.7 million for the years ended December 31, 2016 and 2015, respectively, relating to share-based compensation transactions that were charged or credited directly to shareholders' equity.
Income tax expense does not reflect the tax effects of net unrealized gains (losses) on investment securities available for sale and post-retirement unfunded health benefits. These effects are presented in the Consolidated Statements of Comprehensive Income.
The 2017 financial results reflect the income tax expense effects from Federal Tax Reform in accordance with ASC Topic 740, Income Taxes. Additionally, Staff Accounting Bulletin No. 118 provides guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Federal Tax Reform was signed into law. Synovus remeasured its deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal rate of 21 percent which is the tax rate at which these deferred tax assets and liabilities are expected to reverse. This resulted in an additional provisional federal income tax expense of $47.2 million in 2017. Based on the information available and our current interpretation of the Federal Tax Reform, Synovus has made reasonable estimates of the impact from the reduction in the corporate tax rate on the remeasurement of applicable deferred tax assets and liabilities.  However, certain deferred tax assets and liabilities will continue to be evaluated in the context of Federal

Tax Reform through the date of the filing of our 2017 federal income tax return, and may change as a result of evolving management interpretations, elections, and assumptions, as well as new guidance that may be issued by the Internal Revenue Service.   Accordingly, the federal income tax expense of $47.2 million relating to the effects from Federal Tax Reform is considered provisional, as defined by SAB 118.   Management expects to complete its analysis within the measurement period in accordance with SAB 118.
Income tax expense as shown in the consolidated statements of income differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to income before income taxes. A reconciliation of the differences for the years ended December 31, 2017, 2016 and 2015 is presented below:

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Income tax expense at statutory federal income tax rate	$168,048	$135,957	$125,501
Increase (decrease) resulting from:
State income tax expense, net of federal income tax benefit	11,961	13,256	12,870
Provisional tax adjustment related to reduction in U.S. federal statutory income tax rate (1)(2)	46,573	—	—
LIHTC amortization, net of tax benefits	268	—	—
Tax-exempt income	(719)	(825)	(835)
Tax benefit from share-based compensation	(4,318)	—	—
Bank-owned life insurance	(4,702)	(3,402)	(2,885)
Change in valuation allowance (3)	(6,227)	(2,055)	(589)
General business tax credits(4)	(6,546)	(1,213)	(1,173)
Other, net	326	(51)	(398)
Total income tax expense	$204,664	$141,667	$132,491
Effective tax rate	42.6%	36.5%	36.9%

(1) Does not include a provisional tax expense adjustment of $608 thousand which is included as a component of the change in the valuation allowance. The income tax effect of the provisional federal income tax expense of $47.2 million relating to Federal Tax Reform represents 9.8% of income before taxes.
(2) Includes $7.8 million expense from remeasurement of deferred tax assets relating to unrealized losses on available for sale securities which were initially recorded through accumulated other comprehensive income (AOCI).   As further described in Note 1, ASU 2018-02, issued in February 2018, provides for the reclassification of the tax effects stranded in AOCI resulting from Federal Tax Reform to retained earnings.   As a result, Synovus will elect to apply the ASU 2018-02 guidance during the reporting period ending on March 31, 2018 and reclassify $7.8 million from AOCI to retained earnings.
(3) Includes a provisional federal income tax expense of $608 thousand related to Federal Tax Reform.
(4) 2017 includes research and development tax credits for the tax years 2013-2017 totaling $4.6 million.

Significant portions of the deferred tax assets and liabilities at December 31, 2017 and 2016 are presented below:

(in thousands)	2017	2016
Deferred tax assets
Allowance for loan losses	$66,034	$100,419
Net operating loss carryforwards	41,059	167,072
Tax credit carryforwards	19,175	67,031
Employee benefits and deferred compensation	18,333	26,183
Net unrealized losses on investment securities available for sale	13,253	19,413
Deferred revenue	12,311	18,639
Non-performing loan interest	10,388	19,137
Other	8,892	14,600
Total gross deferred tax assets	189,445	432,494
Less valuation allowance	(3,431)	(9,658)
Total deferred tax assets	186,014	422,836
Deferred tax liabilities
Other properties held for sale	(5,447)	(8,179)
Excess tax over financial statement depreciation	(6,628)	(5,343)
Other	(8,151)	(13,958)
Total gross deferred tax liabilities	(20,226)	(27,480)
Net deferred tax asset	$165,788	$395,356

The net decrease in the valuation allowance for the years ended December 31, 2017 and 2016 was $6.2 million and $2.1 million, respectively, due to the expiration of unused state tax credits, the reversal of valuation allowance on state tax credits that now have been determined to be utilized before they expire, and a provisional tax adjustment of $608 thousand related to the effects from Federal Tax Reform.
Management assesses the realizability of deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence. At December 31, 2017, the Company is not in a three-year cumulative loss position; accordingly, it does not have significant negative evidence to consider when evaluating the realization of its deferred tax assets. Positive evidence supporting the realization of the Company’s deferred tax assets at December 31, 2017 includes generation of taxable income in 2017, 2016, and 2015, continued improvement in credit quality, record of long-term positive earnings prior to the most recent economic downturn, strong capital position, as well as sufficient amounts of projected future taxable income, of the appropriate character, to support the realization of the $165.8 million net deferred tax asset at December 31, 2017. Synovus expects to realize its net deferred tax asset of $165.8 million through the reversal of existing taxable temporary differences and projected future taxable income. The valuation allowance of $3.4 million at December 31, 2017 relates to specific state income tax credits that will expire in 2018, and before they can be realized. Based on the assessment of all the positive and negative evidence at December 31, 2017 and 2016, management has concluded that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
Synovus expects to realize substantially all of the $165.8 million in net deferred tax assets well in advance of the statutory carryforward period. At December 31, 2017, $108.9 million of existing deferred tax assets are not related to net operating losses or credits and therefore, have no expiration dates. $41.1 million of the deferred tax assets relate to state net operating losses which will expire in installments annually through the tax year 2035. State tax credits at December 31, 2017 total $19.2 million and have expiration dates through the tax year 2027.

State NOL and tax credit carryforwards as of December 31, 2017 are summarized in the following table.

Tax Carryforwards	As of December 31, 2017
(in thousands)	Expiration Dates	Deferred Tax Asset Balance (2)	Valuation Allowance	Net Deferred Tax Asset Balance	Pre-Tax Earnings Necessary to Realize(1)
Net operating losses - states	2023-2027	$1,688	$—	$1,688	$1,018,310
Net operating losses - states	2028-2032	48,430	—	48,430	1,093,946
Net operating losses - states	2033-2035	360	—	360	7,584
Other credits - states	2018-2022	18,381	(3,431)	14,950	N/A
Other credits - states	2023-2027	207	—	207	N/A
Other credits - states	None	587	—	587	N/A

(1) N/A indicates credits are not measured on a pre-tax earnings basis.
(2) Effective December 31, 2017, alternative minimum tax credits of $42.1 million were reclassified from deferred tax assets to current taxes receivable reflecting their refundability pursuant to Federal Tax Reform.
Synovus believes that a portion of its state tax credit carryforwards will not be realized due to the length of certain state carryforward periods. Accordingly, a valuation allowance in the amount of $3.4 million has been established against deferred tax assets at December 31, 2017 compared to a valuation allowance of $9.7 million at December 31, 2016. The decrease of $6.2 million in 2017 reflects the expiration of unused state tax credits, the reversal of a valuation allowance on state tax credits that now have been determined to be utilized before they expire, and a provisional tax adjustment related to the effects from the Federal Tax Reform. A decrease of $2.1 million occurred in 2016.
Synovus is subject to income taxation in the United States and various state jurisdictions. Synovus' federal income tax return is filed on a consolidated basis, while state income tax returns are filed on both a consolidated and separate entity basis. Currently, there are no years for which Synovus filed a federal income tax return that are under examination by the IRS. Additionally, Synovus is no longer subject to income tax examinations by the IRS for years before 2013, and excluding certain limited exceptions, Synovus is no longer subject to income tax examinations by state and local income tax authorities for years before 2013. However, amounts reported as net operating losses and tax credit carryovers from closed tax periods remain subject to review by most tax authorities. Although Synovus is unable to determine the ultimate outcome of current and future examinations, Synovus believes that the liability recorded for uncertain tax positions is adequate.
A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (unrecognized state income tax benefits are not adjusted for the federal income tax impact).

	Years Ended December 31,
(in thousands)	2017	2016	2015
Balance at January 1,	$14,745	$12,745	$13,023
Additions based on income tax positions related to current year	152	—	—
Additions for income tax positions of prior years *	934	1,811	8
Additions from acquisition	—	608	—
Reductions for income tax positions of prior years	(706)	—	—
Statute of limitation expirations	(8)	(419)	(286)
Settlements	—	—	—
Balance at December 31,	$15,117	$14,745	$12,745

*Includes deferred tax benefits that could reduce future tax liabilities.
Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense. Accrued interest and penalties on unrecognized income tax benefits totaled $105 thousand, $38 thousand, and $96 thousand as of December 31, 2017, 2016 and 2015, respectively. Unrecognized income tax benefits as of December 31, 2017, 2016 and 2015 that, if recognized, would affect the effective income tax rate totaled $12.3 million, $9.9 million and $8.3 million (net of the federal benefit on state income tax issues). Accrued interest and penalties were approximately $76 thousand and $25 thousand at December 31, 2017 and 2016, respectively. Synovus expects that $17 thousand of uncertain income tax positions will be either settled or resolved during the next twelve months.

Note 24 - Condensed Financial Information of Synovus Financial Corp. (Parent Company only)

Condensed Balance Sheets
	December 31,
(in thousands)	2017	2016
Assets
Cash due from bank subsidiary	$191,275	$234,339
Funds due from other depository institutions(1)	19,911	19,911
Investment in consolidated bank subsidiary, at equity	3,232,129	3,319,980
Investment in consolidated nonbank subsidiaries, at equity	40,731	71,335
Notes receivable from nonbank subsidiaries	—	35,200
Other assets	69,762	101,346
Total assets	$3,553,808	$3,782,111
Liabilities and Shareholders' Equity
Liabilities:
Long-term debt	$554,589	$834,252
Other liabilities	37,653	19,935
Total liabilities	592,242	854,187
Shareholders’ equity:
Series C Preferred Stock	125,980	125,980
Common stock	142,678	142,026
Additional paid-in capital	3,043,129	3,028,405
Treasury stock	(839,674)	(664,595)
Accumulated other comprehensive loss, net	(54,754)	(55,659)
Retained earnings	544,207	351,767
Total shareholders’ equity	2,961,566	2,927,924
Total liabilities and shareholders’ equity	$3,553,808	$3,782,111

(1) Restricted as to withdrawal.

Condensed Statements of Income
	Years Ended December 31,
(in thousands)	2017	2016	2015
Income
Cash dividends received from subsidiaries(1)	$283,210	$325,000	$199,904
Cash distributions received from subsidiaries(1)	167,790	—	25,096
Interest income	1,443	2,565	8,865
Other income	345	4,595	(337)
Total income	452,788	332,160	233,528
Expenses
Interest expense	43,922	52,831	46,585
Other expenses	33,955	20,652	10,516
Total expenses	77,877	73,483	57,101
Income before income taxes and equity in undistributed (loss) income of subsidiaries	374,911	258,677	176,427
Allocated income tax benefit	(30,421)	(25,628)	(18,808)
Income before equity in undistributed (loss) income of subsidiaries	405,332	284,305	195,235
Equity in undistributed (loss) income of subsidiaries	(129,858)	(37,521)	30,847
Net income	275,474	246,784	226,082
Dividends on preferred stock	10,238	10,238	10,238
Net income available to common shareholders	$265,236	$236,546	$215,844

(1) Substantially all cash dividends and distributions are from Synovus Bank.

Condensed Statements of Comprehensive Income
	December 31, 2017			December 31, 2016			December 31, 2015
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$480,138	$(204,664)	$275,474	$388,451	$(141,667)	$246,784	$358,573	$(132,491)	$226,082
Reclassification adjustment for losses realized in net income on cash flow hedges	130	(50)	80	467	(180)	287	521	(201)	320
Reclassification adjustment for net gains realized in net income on investment securities available for sale	(5,506)	2,120	(3,386)	(5,763)	2,219	(3,544)	—	—	—
Net unrealized gains on investment securities available for sale	—	—	—	2,358	(908)	1,450	2,908	(1,120)	1,788
Other comprehensive gain (loss) of bank subsidiary	6,784	(2,573)	4,211	(39,080)	15,047	(24,033)	(31,420)	12,098	(19,322)
Other comprehensive income (loss)	$1,408	(503)	905	(42,018)	16,178	(25,840)	(27,991)	10,777	(17,214)
Comprehensive income			$276,379			$220,944			$208,868

Condensed Statements of Cash Flows
	Years Ended December 31,
(in thousands)	2017	2016	2015
Operating Activities
Net income	$275,474	$246,784	$226,082
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	129,858	37,521	(30,847)
Deferred income tax expense (benefit)	60,931	17,989	(2,506)
Net (decrease) increase in other liabilities	(1,095)	7,746	(1,709)
Net (increase) decrease in other assets	(8)	(9,214)	1,045
Other, net	(3,330)	(1,648)	(178)
Net cash provided by operating activities	461,830	299,178	191,887
Investing Activities
Proceeds from sales of investment securities available for sale	4,305	—	—
Outlays for business combinations	—	(3,408)	—
Net decrease in short-term notes receivable from non-bank subsidiaries	35,200	31,800	10,000
Net cash provided by investing activities	39,505	28,392	10,000
Financing Activities
Dividends paid to common and preferred shareholders	(64,908)	(69,663)	(65,592)
Repurchases of common stock	(175,079)	(263,084)	(199,221)
Repayments on long-term debt	(600,386)	(130,048)	(48,553)
Proceeds from issuance of long-term debt	296,866	—	246,644
Earnout payment	(892)	—	—
Net cash used in financing activities	(544,399)	(462,795)	(66,722)
(Decrease) increase in cash and funds due from banks	(43,064)	(135,225)	135,165
Cash and funds due from banks at beginning of year	254,250	389,475	254,310
Cash and funds due from banks at end of year	$211,186	$254,250	$389,475

For the years ended December 31, 2017, 2016, and 2015, the Parent Company paid income taxes of $18.0 million, $9.5 million, and $8.7 million, respectively. For the years ended December 31, 2017, 2016, and 2015, the Parent Company paid interest of $51.0 million, $53.1 million, and $46.9 million, respectively.

Note 25 - Supplemental Financial Data
Components of other non-interest income and other operating expenses in excess of 1% of total interest income and total non-interest income for any of the respective years are as follows:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Insurance and bonds	$10,314	$12,023	$12,514

Summary of Quarterly Financial Data (Unaudited)
Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2017 and 2016.

	2017
(in thousands, except per share data)	Fourth Quarter (1)	Third Quarter	Second Quarter	First Quarter
Interest income	$306,934	$297,652	$285,510	$272,401
Net interest income	269,713	262,572	251,097	239,927
Provision for loan losses	8,565	39,686	10,260	8,674
Income before income taxes	103,966	152,675	117,791	105,704
Income tax expense	74,361	54,668	41,788	33,847
Net income	29,605	98,007	76,003	71,857
Net income available to common shareholders	27,046	95,448	73,444	69,298
Net income per common share, basic	0.23	0.79	0.60	0.57
Net income per common share, diluted	0.23	0.78	0.60	0.56

(1) The results for the fourth quarter 2017 include $23.2 million pre-tax loss on early extinguishment of debt, as well as a $47.2 million income tax charge related to the effect of Federal Tax Reform.

	2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$264,534	$256,554	$252,393	$249,323
Net interest income	233,530	226,007	221,449	218,193
Provision for loan losses	6,259	5,671	6,693	9,377
Income before income taxes	108,068	102,620	94,031	83,730
Income tax expense	39,519	37,375	33,574	31,199
Net income	68,549	65,245	60,457	52,531
Net income available to common shareholders	65,990	62,686	57,898	49,972
Net income per common share, basic	0.54	0.51	0.46	0.39
Net income per common share, diluted	0.54	0.51	0.46	0.39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, Synovus' disclosure controls and procedures were effective.
Synovus regularly engages in productivity and efficiency initiatives to streamline operations, reduce expenses, and increase revenue. Additionally, investment in new and updated information technology systems has enhanced information gathering and processing capabilities, and allowed management to operate in a more centralized environment for critical processing and monitoring functions. Management of Synovus is responsible for identifying, documenting, and evaluating the adequacy of the design and operation of the controls implemented during each process change described above. There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, Synovus' internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting. Management of Synovus is responsible for establishing and maintaining effective internal control over financial reporting for Synovus Financial Corp. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Synovus conducted an evaluation of the effectiveness of our internal control over Synovus' financial reporting as of December 31, 2017 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2017.
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

/s/ Kessel D. Stelling                        /s/ Kevin S. Blair
Kessel D. Stelling                        Kevin S. Blair
Chairman of the Board, President and Chief Executive Officer        Executive Vice President and Chief Financial Officer
Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter ended December 31, 2017 covered by this Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 16, 2017. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information pertaining to equity compensation plans is contained in "Part II - Item 8. Financial Statements and Supplementary Data - Note 20 - Legal Proceedings, Note 21 - Employment Expenses and Benefit Plans, and Note 22 - Shared-Based Compensation" of this Report and are incorporated herein by reference.
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

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
The following consolidated financial statements of Synovus and our subsidiaries and related reports of Synovus' independent registered public accounting firm are incorporated in this Item 15 by reference from Part II - Item 8. Financial Statements and Supplementary Data of this Report.
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
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

4.9
Indenture, dated as of June 20, 2005, between Synovus Financial Corp. and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus' Registration Statement on Form S-4 (No. 333-126767), as filed with the SEC on July 21, 2005.

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

10.7
Synovus Financial Corp. Executive Salary Contribution Death Benefit Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the SEC on August 10, 2009.*

10.8
Third Amended and Restated Synovus Financial Corp. Deferred Compensation Plan, incorporated by reference to Exhibit 10.15 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 1, 2013.*

Exhibit Number	Description

10.9
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

10.11
Riverside Bank Amended and Restated Salary Continuation Agreement adopted as of June 1, 2005 by and between Riverside Bank and Kessel D. Stelling, incorporated by reference to Exhibit 10.17 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.12	Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

10.13
Amendment No. 1 to the Synovus Financial Corp. 2007 Omnibus Plan dated February 9, 2017, incorporated by reference to Exhibit 10.14 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on February 27, 2017.*

10.14
Form of Revised Stock Option Agreement for stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.15
Form of Retention Stock Option Agreement for retention stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.16
Form of Restricted Stock Option Agreement for 2010 stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated January 29, 2010, as filed with the SEC on January 29, 2010.*

10.17
Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.18 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on February 27, 2017.*

10.18
Amendment No. 1 to the Synovus Financial Corp. 2013 Omnibus Plan dated February 9, 2017, incorporated by reference to Exhibit 10.19 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on February 27, 2017.*

10.19
Form of Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated December 11, 2013, as filed with the SEC on December 13, 2013.*

10.20
Form of Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 22, 2014, as filed with the SEC on January 24, 2014.*

10.21
Form of 2014 Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.3 of Synovus' Current Report on Form 8-K dated January 22, 2014, as filed with the SEC on January 24, 2014.*

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

10.26	Summary of Annual Base Salaries of Synovus' Named Executive Officers.*

10.27
Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2017, as filed with the SEC on May 5, 2017.*

10.28
First Amendment to the Bank of North Georgia Amended and Restated Salary Continuation Agreement dated September 10, 2007, effective as of January 1, 2005, by and between Bank of North Georgia, as successor in interest to Riverside Bank, and Kessel D. Stelling, Jr., incorporated by reference to Exhibit 10.37 of Synovus' Current Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.29
Riverside Bank Split Dollar Agreement dated December 23, 1999, by and between Riverside Bank and Kessel D. Stelling, Jr., incorporated by reference to Exhibit 10.38 of Synovus' Current Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.30
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2012, as filed with the SEC on May 10, 2012.*

10.31
Synovus Financial Corp. Clawback Policy, incorporated by reference to Exhibit 10.44 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2013, as filed with the SEC on February 28, 2014.*

10.32
Form of Revised Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated February 11, 2016, as filed with the SEC on February 18, 2016.*

10.33
Form of Revised Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated February 11, 2016, as filed with the SEC on February 18, 2016.*

10.34
Amendment No. 1 to Third Amended and Restated Synovus Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the period ended June 30, 2017, as filed with the SEC on August 4, 2017.*

10.35	Form of Revised Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan.*

Exhibit Number	Description

10.36	Form of Revised Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan.*

10.37	Form of Revised Restricted Stock Unit Agreement for restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan.*

12.1	Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 99.1 of Synovus' Current Report of Form 8-K dated October 24, 2014, as filed with the SEC on October 24, 2014.

21.1	Subsidiaries of Synovus Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2017 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

*	Indicates management contracts and compensatory plans and arrangements.
(b) Exhibits
See the response to Item 15(a)(3) above.
(c) Financial Statement Schedules
See the response to Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date:	February 28, 2018	By:	/s/ Kessel D. Stelling
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

Signature	Title	Date

/s/ Kessel D. Stelling	Chairman of the Board, President, Chief Executive Officer and Director	February 28, 2018
Kessel D. Stelling	(Principal Executive Officer)

/s/ Kevin S. Blair	Executive Vice President and Chief Financial Officer	February 28, 2018
Kevin S. Blair	(Principal Financial Officer)

/s/ Liliana C. McDaniel	Chief Accounting Officer	February 28, 2018
Liliana C. McDaniel	(Principal Accounting Officer)

/s/ Catherine A. Allen	Director	February 28, 2018
Catherine A. Allen

/s/ Tim E. Bentsen	Director	February 28, 2018
Tim E. Bentsen

/s/ F. Dixon Brooke, Jr.	Director	February 28, 2018
F. Dixon Brooke, Jr.

/s/ Stephen T. Butler	Director	February 28, 2018
Stephen T. Butler

Signature	Title	Date

/s/ Elizabeth W. Camp	Director	February 28, 2018
Elizabeth W. Camp

/s/ Diana M. Murphy	Director	February 28, 2018
Diana M. Murphy

/s/ Jerry W. Nix	Director	February 28, 2018
Jerry W. Nix

/s/ Harris Pastides	Director	February 28, 2018
Harris Pastides

/s/ Joseph J. Prochaska, Jr.	Director	February 28, 2018
Joseph J. Prochaska, Jr.

/s/ John L. Stallworth	Director	February 28, 2018
John L. Stallworth

/s/ Melvin T. Stith	Director	February 28, 2018
Melvin T. Stith

/s/ Barry L. Storey	Director	February 28, 2018
Barry L. Storey

/s/ Philip W. Tomlinson	Director	February 28, 2018
Philip W. Tomlinson