Form 10-Q
period 2018-03-31
SYNOVUS FINANCIAL CORP
filed 2018-05-07
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
Commission file number 1-10312

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	May 3, 2018
Common Stock, $1.00 Par Value	118,640,312

SYNOVUS FINANCIAL CORP.
INDEX OF DEFINED TERMS
ALCO – Synovus' Asset Liability Management Committee
ASC – Accounting Standards Codification
ASU – Accounting Standards Update
ATM – Automatic teller machine
Basel III – The third Basel Accord developed by the Basel Committee on Banking Supervision to strengthen existing regulatory capital requirements
BOLI – Bank-owned life insurance
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
FDIC – Federal Deposit Insurance Corporation
Federal Reserve Bank – The 12 banks that are the operating arms of the U.S. central bank. They implement the policies of the Federal Reserve Board and also conduct economic research
Federal Reserve Board – The 7-member Board of Governors that oversees the Federal Reserve System, establishes monetary policy (interest rates, credit, etc.), and monitors the economic health of the country. Its members are appointed by the President subject to Senate confirmation, and serve 14-year terms
Federal Reserve System – The 12 Federal Reserve Banks, with each one serving member banks in its own district. This system, supervised by the Federal Reserve Board, has broad regulatory powers over the money supply and the credit structure
Federal Tax Reform – Enactment of H.R. 1, formerly known as the Tax Cuts and Jobs Act, on December 22, 2017, legislation in which a number of changes were made under the Internal Revenue Code, including a reduction of the corporate income tax rate, significant limitations on the deductibility of interest, allowance of the expensing of capital expenditures, limitation on deductibility of FDIC insurance premiums, and limitation of the deductibility of certain performance-based compensation, among others

i

FFIEC – Federal Financial Institutions Examination Council
FHLB – Federal Home Loan Bank
FICO – Fair Isaac Corporation
FTE – Fully taxable-equivalent
GA DBF – Georgia Department of Banking and Finance
GAAP – Generally Accepted Accounting Principles in the United States of America
GGL – Government guaranteed loans
Global One – Entaire Global Companies, Inc., the parent company of Global One Financial, Inc., as acquired by Synovus on October 1, 2016. Throughout this Report, we refer to this acquisition as "Global One"
GSE – Government sponsored enterprise
HELOC – Home equity line of credit
LTV – Loan-to-collateral value ratio
NAICS – North American Industry Classification System
nm – not meaningful
NPA – Non-performing assets
NPL – Non-performing loans
NSF – Non-sufficient funds
OCI – Other comprehensive income
ORE – Other real estate
OTC– Over-the-counter
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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$348,027	$397,848
Interest bearing funds with Federal Reserve Bank	636,947	460,928
Interest earning deposits with banks	16,851	26,311
Federal funds sold and securities purchased under resale agreements	57,192	47,846
Total cash, cash equivalents, restricted cash, and restricted cash equivalents(1)	1,059,017	932,933
Mortgage loans held for sale, at fair value	50,439	48,024
Investment securities available for sale, at fair value	3,990,978	3,987,069
Loans, net of deferred fees and costs	24,883,037	24,787,464
Allowance for loan losses	(257,764)	(249,268)
Loans, net	24,625,273	24,538,196
Cash surrender value of bank-owned life insurance	543,684	540,958
Premises and equipment, net	424,342	426,813
Goodwill	57,315	57,315
Other intangible assets	10,750	11,254
Deferred tax asset, net	179,343	165,788
Other assets	559,887	513,487
Total assets	$31,501,028	$31,221,837
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$7,381,070	$7,686,339
Interest bearing deposits, excluding brokered deposits	16,865,859	16,500,436
Brokered deposits	2,006,578	1,961,125
Total deposits	26,253,507	26,147,900
Federal funds purchased and securities sold under repurchase agreements	185,531	161,190
Long-term debt	1,856,392	1,706,138
Other liabilities	249,103	245,043
Total liabilities	28,544,533	28,260,271
Shareholders' Equity
Series C Preferred Stock – no par value. Authorized 100,000,000 shares; 5,200,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	125,980	125,980
Common stock - $1.00 par value. Authorized 342,857,143 shares; 143,017,301 issued at March 31, 2018 and 142,677,449 issued at December 31, 2017; 118,702,497 outstanding at March 31, 2018 and 118,897,295 outstanding at December 31, 2017	143,017	142,678
Additional paid-in capital	3,039,757	3,043,129
Treasury stock, at cost – 24,314,804 shares at March 31, 2018 and 23,780,154 shares at December 31, 2017	(866,407)	(839,674)
Accumulated other comprehensive loss	(107,777)	(54,754)
Retained earnings	621,925	544,207
Total shareholders’ equity	2,956,495	2,961,566
Total liabilities and shareholders' equity	$31,501,028	$31,221,837

See accompanying notes to unaudited interim consolidated financial statements.
(1) See "Note 1 - Significant Accounting Policies" of this Report for information on Synovus' change in presentation of cash and cash equivalents.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Interest income:
Loans, including fees	$285,340	$249,348
Investment securities available for sale	23,928	19,834
Trading account assets	54	28
Mortgage loans held for sale	379	467
Federal Reserve Bank balances	1,750	1,211
Other earning assets	1,683	1,513
Total interest income	313,134	272,401
Interest expense:
Deposits	26,375	16,958
Federal funds purchased and securities sold under repurchase agreements	107	38
Long-term debt	12,368	15,478
Total interest expense	38,850	32,474
Net interest income	274,284	239,927
Provision for loan losses	12,776	8,674
Net interest income after provision for loan losses	261,508	231,253
Non-interest income:
Service charges on deposit accounts	19,940	20,118
Fiduciary and asset management fees	13,435	12,151
Card fees	10,199	9,844
Brokerage revenue	8,695	7,226
Mortgage banking income	5,047	5,766
Income from bank-owned life insurance	4,217	3,056
Investment securities gains, net	—	7,668
Decrease in fair value of private equity investments, net	(3,056)	(1,814)
Other fee income	4,618	4,868
Other non-interest income	3,951	2,956
Total non-interest income	67,046	71,839
Non-interest expense:
Salaries and other personnel expense	113,720	107,191
Net occupancy and equipment expense	31,480	29,331
Third-party processing expense	13,945	12,603
FDIC insurance and other regulatory fees	6,793	6,770
Professional fees	5,505	5,355
Advertising expense	5,092	5,912
Foreclosed real estate expense, net	856	2,134
Restructuring charges, net	(315)	6,511
Other operating expenses	18,103	21,581
Total non-interest expense	195,179	197,388
Income before income taxes	133,375	105,704
Income tax expense	30,209	33,847
Net income	103,166	71,857
Dividends on preferred stock	2,559	2,559
Net income available to common shareholders	$100,607	$69,298
Net income per common share, basic	$0.85	$0.57
Net income per common share, diluted	0.84	0.56
Weighted average common shares outstanding, basic	118,666	122,300
Weighted average common shares outstanding, diluted	119,321	123,059

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2018			2017
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$133,375	$(30,209)	$103,166	$105,704	$(33,847)	$71,857
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	—	—	—	65	(25)	40
Net unrealized (losses) gains on investment securities available for sale:
Reclassification adjustment for net gains realized in net income	—	—	—	(7,668)	2,952	(4,716)
Net unrealized (losses) gains arising during the period	(61,445)	15,914	(45,531)	9,099	(3,503)	5,596
Net unrealized (losses) gains	(61,445)	15,914	(45,531)	1,431	(551)	880
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(34)	13	(21)	(20)	8	(12)
Other comprehensive (loss) income	$(61,479)	$15,927	$(45,552)	$1,476	$(568)	$908
Comprehensive income			$57,614			$72,765

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Series C Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2016	$125,980	$142,026	$3,028,405	$(664,595)	$(55,659)	$351,767	$2,927,924
Net income	—	—	—	—	—	71,857	71,857
Other comprehensive income, net of income taxes	—	—	—	—	908	—	908
Cash dividends declared on common stock -$0.15 per share	—	—	—	—	—	(18,347)	(18,347)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	(2,559)	(2,559)
Repurchases of common stock	—	—	—	(15,151)	—	—	(15,151)
Restricted share unit activity	—	305	(7,799)	—	—	(290)	(7,784)
Stock options exercised	—	110	1,809	—	—	—	1,919
Share-based compensation expense	—	—	3,360	—	—	—	3,360
Balance at March 31, 2017	$125,980	$142,441	$3,025,775	$(679,746)	$(54,751)	$402,428	$2,962,127

Balance at December 31, 2017	$125,980	$142,678	$3,043,129	$(839,674)	$(54,754)	$544,207	$2,961,566
Cumulative-effect adjustment from adoption of ASU 2014-09						(685)	(685)
Reclassification from adoption of ASU 2018-02					(7,588)	7,588	—
Cumulative-effect adjustment from adoption of ASU 2016-01					117	(117)	—
Net income	—	—	—	—	—	103,166	103,166
Other comprehensive income, net of income taxes	—	—	—	—	(45,552)	—	(45,552)
Cash dividends declared on common stock - $0.25 per share	—	—	—	—	—	(29,675)	(29,675)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	(2,559)	(2,559)
Repurchases of common stock	—	—	—	(26,733)	—	—	(26,733)
Restricted share unit activity	—	266	(8,494)	—	—	—	(8,228)
Stock options exercised	—	73	1,167	—	—	—	1,240
Share-based compensation expense	—	—	3,955	—	—	—	3,955
Balance at March 31, 2018	$125,980	$143,017	$3,039,757	$(866,407)	$(107,777)	$621,925	$2,956,495

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Operating Activities
Net income	$103,166	$71,857
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,776	8,674
Depreciation, amortization, and accretion, net	14,823	14,479
Deferred income tax expense	2,599	36,014
Originations of mortgage loans held for sale	(128,618)	(156,043)
Proceeds from sales of mortgage loans held for sale	130,805	155,245
Gain on sales of mortgage loans held for sale, net	(3,445)	(3,560)
(Increase) decrease in other assets	(52,159)	7,375
(Decrease) increase in other liabilities	(8,466)	4,963
Investment securities gains, net	—	(7,668)
Share-based compensation expense	3,955	3,360
Net cash provided by operating activities	75,436	134,696

Investing Activities
Proceeds from maturities and principal collections of investment securities available for sale	139,929	163,386
Proceeds from sales of investment securities available for sale	—	282,629
Purchases of investment securities available for sale	(211,085)	(410,814)
Proceeds from sales of loans	10,885	—
Proceeds from sales of other real estate	2,090	2,773
Net increase in loans	(109,180)	(419,552)
Purchases of bank-owned life insurance policies, net of settlements	1,523	(73,110)
Net increase in premises and equipment	(9,212)	(5,497)
Proceeds from sales of other assets held for sale	—	1,328
Net cash used in investing activities	(175,050)	(458,857)

Financing Activities
Net (decrease) increase in demand and savings deposits	(216,836)	364,517
Net increase in certificates of deposit	322,338	92,955
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	24,341	(13,219)
Repayments and redemption of long-term debt	(2,130,030)	(275,000)
Proceeds from issuance of long-term debt	2,280,000	275,000
Dividends paid to common shareholders	(17,835)	(18,347)
Dividends paid to preferred shareholders	(2,559)	(2,559)
Stock options exercised	1,240	1,919
Repurchase of common stock	(26,733)	(15,151)
Taxes paid related to net share settlement of equity awards	(8,228)	(7,784)
Net cash provided by financing activities	225,698	402,331
Increase in cash and cash equivalents including restricted cash	126,084	78,170
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period(1)	932,933	999,045
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period(1)	$1,059,017	$1,077,215

Supplemental Cash Flow Information
Cash paid during the period for:
Income tax payments, net	$183	$210
Interest paid	33,431	31,714
Non-cash Activities
Loans foreclosed and transferred to other real estate	3,407	2,679
Loans transferred to other loans held for sale at fair value	5,233	8,442
ASU 2014-09 cumulative effect adjustment to opening balance of retained earnings	(685)	—
Equity investment securities available for sale transferred to other assets at fair value	3,162	—
Securities purchased during the period but settled after period-end	—	94,560
Dividends declared on common stock during the period but paid after period-end	29,675	—

See accompanying notes to unaudited interim consolidated financial statements.
(1) See "Note 1 - Significant Accounting Policies" of this Report for information on Synovus' change in presentation of cash and cash equivalents.

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
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 250 branches and 328 ATMs in Georgia, Alabama, South Carolina, Florida, and Tennessee.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with GAAP. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this Report have been included. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Synovus' 2017 Form 10-K.
In connection with the adoption of ASU 2016-18, Statement of Cash Flows-Restricted Cash, Synovus changed its presentation of cash and cash equivalents, effective January 1, 2018, to include cash and due from banks as well as interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements, which are inclusive of any restricted cash and restricted cash equivalents. Prior to 2018, cash and cash equivalents only included cash and due from banks. Prior periods have been revised to maintain comparability. Excluding the aforementioned presentation change, there have been no significant changes to the accounting policies as disclosed in Synovus' 2017 Form 10-K.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks, interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements, and is inclusive of any restricted cash and restricted cash equivalents. Restricted cash and restricted cash equivalents primarily relate to cash held on deposit with the Federal Reserve to meet reserve requirements as well as cash posted as collateral for derivatives in a liability position. At March 31, 2018 and December 31, 2017, interest bearing funds with the Federal Reserve Bank included $14.1 million and $8.6 million, respectively, on deposit to meet Federal Reserve Bank requirements. Interest earning deposits with banks include $6.3 million and $5.9 million at March 31, 2018 and December 31, 2017, respectively, which are pledged as collateral in connection with certain letters of credit. Federal funds sold include $32.7 million and $43.8 million at March 31, 2018 and December 31, 2017, respectively, which are pledged to collateralize certain derivative financial instruments. Federal funds sold and securities purchased under resale agreements generally mature in one day.
Income Taxes
On December 22, 2017, Federal Tax Reform was enacted into law. The new legislation included a decrease in the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Under ASC 740, the effects of the changes in tax rates and laws are recognized in the period in which the new legislation is enacted. Therefore, Synovus was required to remeasure its deferred tax assets and liabilities and record the adjustment to income tax expense effective December 22, 2017. In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since Federal Tax Reform was enacted late in 2017, management expects that certain deferred tax assets and liabilities will continue to be evaluated in the context of Federal Tax Reform through the date of the filing of our 2017 federal income tax return, and may change as a result of evolving management interpretations, elections, and assumptions, as well as new guidance that may be issued by the Internal Revenue Service.   Accordingly, the federal income tax expense of $47.2 million recorded in 2017 relating to the effects from Federal Tax Reform is considered provisional. Management expects to complete its analysis within the measurement period in accordance with SAB 118.
Recently Adopted Accounting Standards Updates
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) issued by the FASB in May 2014, and all subsequent ASUs that modified 606. ASU 2014-09 implements a common revenue standard that establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts to provide goods or services to customers. The core principle of the revenue model is that a company will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The scope of the guidance explicitly excludes net interest income as well as many other revenues from financial assets. Management reviewed its revenue streams and contracts with customers and did not identify material changes to the timing or amount of revenue recognition. Synovus adopted these ASUs on the required effective date of January 1, 2018 utilizing the modified retrospective method of adoption.  The adoption resulted in a cumulative effect adjustment of ($685) thousand to the opening balance of retained earnings.  Beginning January 1, 2018, in connection with the adoption of this standard, Synovus began including merchant discounts and other card-related fees in card fees. For periods prior to January 1, 2018, these amounts were previously presented in other non-interest income and have been reclassified for comparability. See "Part I - Item 1. Financial Statements and Supplementary Data - Note 12 - Non-interest Income" for the required disclosures in accordance with this ASU.
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued final guidance on reclassification of tax effects stranded in other comprehensive income due to Federal Tax Reform. The guidance provides entities the option to reclassify the tax effects that are stranded in accumulated other comprehensive income (AOCI) as a result of Federal Tax Reform to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018; early adoption is permitted. Synovus elected to early adopt ASU 2018-02 as of January 1, 2018 and elected to reclassify the income tax effects of Federal Tax Reform from AOCI to retained earnings. For Synovus, tax effects stranded in AOCI due to Federal Tax Reform totaled $7.6 million at December 31, 2017 and primarily related to unrealized losses on the available-for-sale investment securities portfolio. The reclassification adjustment resulted in an increase to retained earnings as of January 1, 2018 of $7.6 million and a corresponding decrease to AOCI for the same amount. Synovus utilizes the portfolio approach when releasing income tax effects from AOCI for its investment securities. The reclassification adjustment increased regulatory capital by $7.6 million, resulting in an approximate 3 b.p.s increase to Tier 1 capital, common equity Tier 1 capital, and total risk based capital ratios, and an approximate 2 b.p.s increase to the leverage ratio.
ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued ASU 2016-01 that included targeted amendments to accounting guidance for recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or consolidated) to be measured at fair value with changes in fair value recognized in net income. This ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in AOCI. ASU 2016-01 became effective for Synovus on January 1, 2018. The adoption of the guidance resulted in a transfer of investments in mutual funds of $3.2 million, at fair value, from investment securities available for sale to other assets and a $117 thousand cumulative-effect adjustment that decreased retained earnings, with offsetting related adjustments to deferred taxes and AOCI. ASU 2016-01 also emphasizes the existing requirement to use an exit price concept to measure fair value for disclosure purposes in determining the fair value of loans. Determination of the fair value under the exit price method requires judgment because substantially all of the loans within the loan portfolio do not have observable market prices. The adoption of this guidance did not have a significant impact on Synovus' fair value disclosures.
ASU 2016-18, Statement of Cash Flows-Restricted Cash. In November 2016, the FASB issued new accounting guidance which addressed classification and presentation of changes in restricted cash on the statement of cash flows. The standard requires a reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. The ASU does not define restricted cash or restricted cash equivalents; however, the nature of the restrictions should be disclosed. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This ASU is to be applied using a retrospective transition method for each period presented. Synovus adopted ASU 2016-18 on January 1, 2018 and concurrently revised its presentation of cash and cash equivalents. For periods prior to January 1, 2018, the presentation of cash and cash equivalents has been revised to conform to the current presentation.

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
Synovus retained WFB’s $1.10 billion brokered time deposits portfolio, which had a weighted average remaining maturity of approximately 2.53 years and a weighted average rate of 1.83% as of September 25, 2017. The transaction was accounted for as an assumption of a liability (accounted for under the asset acquisition model). In accordance with ASC 820, Fair Value Measurements and Disclosures, the brokered time deposit portfolio was recorded at $1.10 billion, which was the amount of cash received for the deposits and represented the estimated fair value of the deposits at the transaction date. Additionally, Synovus received a $75.0 million transaction fee from Cabela’s Incorporated and Capital One, which was recognized into earnings on September 25, 2017 upon closing of the transaction, based on having achieved the recognition criteria outlined in SEC SAB Topic 13.A, Revenue Recognition.
Acquisition of Global One
On October 1, 2016, Synovus completed its acquisition of all of the outstanding stock of Global One. Prior to its acquisition, Global One was an Atlanta-based private specialty financial services company that provided financing primarily to commercial entities, with all loans fully collateralized by cash value life insurance policies and/or annuities issued by investment grade life insurance companies. Under the terms of the merger agreement, Synovus acquired Global One for an up-front payment of $30 million, consisting of the issuance of 821 thousand shares of Synovus common stock valued at $26.6 million and $3.4 million in cash, with additional payments to Global One's former shareholders over a three to five year period based on earnings from the Global One business, as further discussed below.
The acquisition of Global One constituted a business combination. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values on October 1, 2016. The determination of fair value required management to make estimates about discount rates, future expected earnings and cash flows, market conditions, future loan growth, and other future events that are highly subjective in nature and subject to change. During the three months ended September 30, 2017, Synovus completed the determination of the final allocation of the purchase price with respect to the assets acquired and liabilities assumed.
Under the terms of the merger agreement, the purchase price includes additional annual payments ("Earnout Payments") to Global One's former shareholders over a three to five year period, with amounts based on a percentage of "Global One Earnings," as defined in the merger agreement. The Earnout Payments consist of shares of Synovus common stock as well as a smaller cash consideration component. The first annual Earnout Payment of stock and cash valued at $6.4 million was made during November 2017. The balance of the earnout liability at March 31, 2018 was $11.3 million based on the estimated fair value of the remaining Earnout Payments.
Note 3 - Share Repurchase Program
On January 23, 2018, Synovus announced a $150 million share repurchase program to be completed during 2018. As of March 31, 2018, Synovus had repurchased under this program a total of $26.7 million, or 535 thousand shares of its common stock, at an average price of $49.98 per share.
Note 4 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at March 31, 2018 and December 31, 2017 are summarized below.

	March 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$122,655	$—	$(1,724)	$120,931
U.S. Government agency securities	10,769	128	—	10,897
Mortgage-backed securities issued by U.S. Government agencies	115,888	237	(3,257)	112,868
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,734,650	483	(71,133)	2,664,000
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,102,361	—	(37,320)	1,065,041
State and municipal securities	115	—	—	115
Corporate debt and other debt securities	17,000	274	(148)	17,126
Total investment securities available for sale	$4,103,438	$1,122	$(113,582)	$3,990,978

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$83,608	$—	$(934)	$82,674
U.S. Government agency securities	10,771	91	—	10,862
Mortgage-backed securities issued by U.S. Government agencies	121,283	519	(1,362)	120,440
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,666,818	5,059	(31,354)	2,640,523
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,135,259	144	(23,404)	1,111,999
State and municipal securities	180	—	—	180
Corporate debt and other securities	20,320	294	(223)	20,391
Total investment securities available for sale	$4,038,239	$6,107	$(57,277)	$3,987,069

At March 31, 2018 and December 31, 2017, investment securities with a carrying value of $1.01 billion and $2.00 billion, respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of March 31, 2018 and December 31, 2017 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in earnings. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses.
Declines in the fair value of available for sale securities below their cost that are deemed to have OTTI are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of March 31, 2018, Synovus had 75 investment securities in a loss position for less than twelve months and 54 investment securities in a loss position for twelve months or longer.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017 are presented below.

	March 31, 2018
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$72,694	$989	$29,313	$735	$102,007	$1,724
Mortgage-backed securities issued by U.S. Government agencies	39,763	1,045	52,763	2,212	92,526	3,257
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,656,562	38,195	882,984	32,938	2,539,546	71,133
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	629,793	17,650	435,247	19,670	1,065,040	37,320
Corporate debt and other debt securities	—	—	1,852	148	1,852	148
Total	$2,398,812	$57,879	$1,402,159	$55,703	$3,800,971	$113,582

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$34,243	$443	$29,562	$491	$63,805	$934
Mortgage-backed securities issued by U.S. Government agencies	36,810	357	55,740	1,005	92,550	1,362
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,271,012	10,263	929,223	21,091	2,200,235	31,354
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	653,781	9,497	426,237	13,907	1,080,018	23,404
Corporate debt and other securities	—	—	5,097	223	5,097	223
Total	$1,995,846	$20,560	$1,445,859	$36,717	$3,441,705	$57,277

The amortized cost and fair value by contractual maturity of investment securities available for sale at March 31, 2018 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at March 31, 2018
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$18,924	$103,731	$—	$—	$122,655
U.S. Government agency securities	2,330	6,437	2,002	—	10,769
Mortgage-backed securities issued by U.S. Government agencies	—	—	29,355	86,533	115,888
Mortgage-backed securities issued by U.S. Government sponsored enterprises	7	1,657	578,774	2,154,212	2,734,650
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	18,652	1,083,709	1,102,361
State and municipal securities	115	—	—	—	115
Corporate debt and other debt securities	—	—	15,000	2,000	17,000
Total amortized cost	$21,376	$111,825	$643,783	$3,326,454	$4,103,438

Fair Value
U.S. Treasury securities	$18,924	$102,007	$—	$—	$120,931
U.S. Government agency securities	2,355	6,514	2,028	—	10,897
Mortgage-backed securities issued by U.S. Government agencies	—	—	28,993	83,875	112,868
Mortgage-backed securities issued by U.S. Government sponsored enterprises	7	1,723	565,331	2,096,939	2,664,000
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	18,218	1,046,823	1,065,041
State and municipal securities	115	—	—	—	115
Corporate debt and other debt securities	—	—	15,274	1,852	17,126
Total fair value	$21,401	$110,244	$629,844	$3,229,489	$3,990,978

Synovus did not sell any securities available for sale during the three months ended March 31, 2018. Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the three months ended March 31, 2017 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale. On January 1, 2018, Synovus transferred $3.2 million, at fair value, from investment securities available for sale to other assets upon adoption of ASU 2016-01.

	Three Months Ended March 31,
(in thousands)	2018	2017
Proceeds from sales of investment securities available for sale	$—	$282,629
Gross realized gains on sales	—	7,702
Gross realized losses on sales	—	(34)
Investment securities gains, net	$—	$7,668

Note 5 - Restructuring Charges
For the three months ended March 31, 2018 and 2017, total restructuring charges consist of the following components:

	Three Months Ended March 31,
(in thousands)	2018	2017
Severance charges	$—	$6,453
Other charges, net	(315)	58
Total restructuring charges, net	$(315)	$6,511

For the three months ended March 31, 2018, Synovus recorded net lease termination accrual reversals of $377 thousand related to branches closed in prior years. During the three months ended March 31, 2017, Synovus recorded severance charges of $6.5 million including $6.2 million for termination benefits incurred in conjunction with a voluntary early retirement program offered to Synovus employees during the first quarter of 2017.
The following tables present aggregate activity within the accrual for restructuring charges for the three months ended March 31, 2018 and 2017:

(in thousands)	Severance Charges	Lease Termination Charges	Total
Balance at December 31, 2017	$336	$3,276	$3,612
Accruals for lease terminations	—	(377)	(377)
Payments	(336)	(393)	(729)
Balance at March 31, 2018	$—	$2,506	$2,506

(in thousands)	Severance Charges	Lease Termination Charges	Total
Balance at December 31, 2016	$81	$3,968	$4,049
Accrual for voluntary and involuntary termination benefits	6,453	—	6,453
Payments	(219)	(279)	(498)
Balance at March 31, 2017	$6,315	$3,689	$10,004

All other charges were paid in the quarters in which they were incurred. No other restructuring charges resulted in payment accruals.

Note 6 - Loans and Allowance for Loan Losses
The following is a summary of current, accruing past due, and non-accrual loans by portfolio class as of March 31, 2018 and December 31, 2017.

Current, Accruing Past Due, and Non-accrual Loans
	March 31, 2018
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,613,811	$1,986	$323	$2,309	$2,930	$5,619,050
1-4 family properties	753,255	2,232	783	3,015	2,634	758,904
Land and development	449,700	3,450	49	3,499	4,574	457,773
Total commercial real estate	6,816,766	7,668	1,155	8,823	10,138	6,835,727
Commercial, financial and agricultural	7,093,270	15,872	783	16,655	81,606	7,191,531
Owner-occupied	4,901,542	3,841	936	4,777	4,067	4,910,386
Total commercial and industrial	11,994,812	19,713	1,719	21,432	85,673	12,101,917
Home equity lines	1,450,454	6,718	431	7,149	14,868	1,472,471
Consumer mortgages	2,651,758	3,905	—	3,905	7,708	2,663,371
Credit cards	223,232	1,599	1,882	3,481	—	226,713
Other consumer loans	1,595,745	9,131	229	9,360	1,694	1,606,799
Total consumer	5,921,189	21,353	2,542	23,895	24,270	5,969,354
Total loans	$24,732,767	$48,734	$5,416	$54,150	$120,081	$24,906,998	(1)

	December 31, 2017
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Investment properties	$5,663,665	$2,506	$90	$2,596	$3,804	$5,670,065
1-4 family properties	775,023	3,545	202	3,747	2,849	781,619
Land and development	476,131	1,609	67	1,676	5,797	483,604
Total commercial real estate	6,914,819	7,660	359	8,019	12,450	6,935,288
Commercial, financial and agricultural	7,097,127	11,214	1,016	12,230	70,130	7,179,487
Owner-occupied	4,830,150	6,880	479	7,359	6,654	4,844,163
Total commercial and industrial	11,927,277	18,094	1,495	19,589	76,784	12,023,650
Home equity lines	1,490,808	5,629	335	5,964	17,455	1,514,227
Consumer mortgages	2,622,061	3,971	268	4,239	7,203	2,633,503
Credit cards	229,015	1,930	1,731	3,661	—	232,676
Other consumer loans	1,461,223	10,333	226	10,559	1,669	1,473,451
Total consumer	5,803,107	21,863	2,560	24,423	26,327	5,853,857
Total loans	$24,645,203	$47,617	$4,414	$52,031	$115,561	$24,812,795	(2)

(1) Total before net deferred fees and costs of $24.0 million.
(2) Total before net deferred fees and costs of $25.3 million.

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

Loan Portfolio Credit Exposure by Risk Grade
	March 31, 2018
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$5,545,689	$53,193	$20,168	$—	$—		$5,619,050
1-4 family properties	729,023	14,331	15,550	—	—		758,904
Land and development	408,128	33,858	12,654	3,133	—		457,773
Total commercial real estate	6,682,840	101,382	48,372	3,133	—		6,835,727
Commercial, financial and agricultural	6,895,133	132,582	154,863	8,953	—		7,191,531
Owner-occupied	4,778,913	55,627	75,773	73	—		4,910,386
Total commercial and industrial	11,674,046	188,209	230,636	9,026	—		12,101,917
Home equity lines	1,452,171	—	18,421	271	1,608	(3)	1,472,471
Consumer mortgages	2,654,285	—	8,951	103	32	(3)	2,663,371
Credit cards	224,831	—	564	—	1,318	(4)	226,713
Other consumer loans	1,604,979	—	1,556	257	7	(3)	1,606,799
Total consumer	5,936,266	—	29,492	631	2,965		5,969,354
Total loans	$24,293,152	$289,591	$308,500	$12,790	$2,965		$24,906,998	(5)

	December 31, 2017
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Investment properties	$5,586,792	$64,628	$18,645	$—	$—		$5,670,065
1-4 family properties	745,299	19,419	16,901	—	—		781,619
Land and development	431,759	33,766	14,950	3,129	—		483,604
Total commercial real estate	6,763,850	117,813	50,496	3,129	—		6,935,288
Commercial, financial and agricultural	6,929,506	115,912	132,818	1,251	—		7,179,487
Owner-occupied	4,713,877	50,140	80,073	73	—		4,844,163
Total commercial and industrial	11,643,383	166,052	212,891	1,324	—		12,023,650
Home equity lines	1,491,105	—	21,079	285	1,758	(3)	1,514,227
Consumer mortgages	2,622,499	—	10,607	291	106	(3)	2,633,503
Credit cards	230,945	—	399	—	1,332	(4)	232,676
Other consumer loans	1,470,944	—	2,168	329	10	(3)	1,473,451
Total consumer	5,815,493	—	34,253	905	3,206		5,853,857
Total loans	$24,222,726	$283,865	$297,640	$5,358	$3,206		$24,812,795	(6)

(1) Includes $204.2 million and $190.6 million of Substandard accruing loans at March 31, 2018 and December 31, 2017, respectively.
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
(5) Total before net deferred fees and costs of $24.0 million.
(6) Total before net deferred fees and costs of $25.3 million.

The following table details the changes in the allowance for loan losses by loan segment for the three months ended March 31, 2018.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Three Months Ended March 31, 2018
(in thousands)	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$74,998	$126,803	$47,467	$249,268
Charge-offs	(1,911)	(8,015)	(4,455)	(14,381)
Recoveries	5,723	3,112	1,266	10,101
Provision for loan losses	(4,819)	12,845	4,750	12,776
Ending balance(1)	$73,991	$134,745	$49,028	$257,764
Ending balance: individually evaluated for impairment	3,740	14,405	797	18,942
Ending balance: collectively evaluated for impairment	$70,251	$120,340	$48,231	$238,822
Loans:
Ending balance: total loans(1)(2)	$6,835,727	$12,101,917	$5,969,354	$24,906,998
Ending balance: individually evaluated for impairment	49,221	112,823	29,608	191,652
Ending balance: collectively evaluated for impairment	$6,786,506	$11,989,094	$5,939,746	$24,715,346

	As Of and For The Three Months Ended March 31, 2017
(in thousands)	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$81,816	$125,778	$44,164	$251,758
Charge-offs	(1,908)	(6,893)	(3,934)	(12,735)
Recoveries	2,889	1,824	1,104	5,817
Provision for loan losses	(4,483)	6,387	6,770	8,674
Ending balance(1)	$78,314	$127,096	$48,104	$253,514
Ending balance: individually evaluated for impairment	6,917	11,085	1,705	19,707
Ending balance: collectively evaluated for impairment	$71,397	$116,011	$46,399	$233,807
Loans:
Ending balance: total loans(1)(3)	$7,467,288	$11,732,701	$5,084,199	$24,284,188
Ending balance: individually evaluated for impairment	79,203	120,470	35,083	234,756
Ending balance: collectively evaluated for impairment	$7,388,085	$11,612,231	$5,049,116	$24,049,432

(1) As of and for the three months ended March 31, 2018 and 2017, there were no purchased credit-impaired loans and no allowance for loan losses for purchased credit-impaired loans.
(2) Total before net deferred fees and costs of $24.0 million.
(3) Total before net deferred fees and costs of $25.7 million.

The tables below summarize impaired loans (including accruing TDRs) as of March 31, 2018 and December 31, 2017.

Impaired Loans (including accruing TDRs)
	March 31, 2018			Three Months Ended March 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$—	$—	$—	$—	$—
1-4 family properties	—	—	—	—	—
Land and development	—	—	—	37	—
Total commercial real estate	—	—	—	37	—
Commercial, financial and agricultural	9,614	12,039	—	8,682	—
Owner-occupied	—	—	—	—	—
Total commercial and industrial	9,614	12,039	—	8,682	—
Home equity lines	1,086	1,086	—	2,122	—
Consumer mortgages	2,640	2,665	—	880	—
Credit cards	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Total consumer	3,726	3,751	—	3,002	—
Total impaired loans with no related allowance recorded	$13,340	$15,790	$—	$11,721	$—
With allowance recorded
Investment properties	$19,388	$19,388	$753	$22,769	$198
1-4 family properties	12,008	12,008	392	11,715	216
Land and development	17,825	19,565	2,595	18,133	76
Total commercial real estate	49,221	50,961	3,740	52,617	490
Commercial, financial and agricultural	65,422	65,691	12,491	67,198	273
Owner-occupied	37,787	37,841	1,914	37,715	357
Total commercial and industrial	103,209	103,532	14,405	104,913	630
Home equity lines	3,475	3,475	44	4,383	45
Consumer mortgages	17,378	17,378	447	19,106	194
Credit cards	—	—	—	—	—
Other consumer loans	5,029	5,031	306	5,391	71
Total consumer	25,882	25,884	797	28,880	310
Total impaired loans with allowance recorded	$178,312	$180,377	$18,942	$186,410	$1,430
Total impaired loans
Investment properties	$19,388	$19,388	$753	$22,769	$198
1-4 family properties	12,008	12,008	392	11,715	216
Land and development	17,825	19,565	2,595	18,170	76
Total commercial real estate	49,221	50,961	3,740	52,654	490
Commercial, financial and agricultural	75,036	77,730	12,491	75,880	273
Owner-occupied	37,787	37,841	1,914	37,715	357
Total commercial and industrial	112,823	115,571	14,405	113,595	630
Home equity lines	4,561	4,561	44	6,505	45
Consumer mortgages	20,018	20,043	447	19,986	194
Credit cards	—	—	—	—	—
Other consumer loans	5,029	5,031	306	5,391	71
Total consumer	29,608	29,635	797	31,882	310
Total impaired loans	$191,652	196,167	18,942	198,131	1,430

Impaired Loans (including accruing TDRs)
	December 31, 2017			Year Ended December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Investment properties	$—	—	—	123	—
1-4 family properties	—	—	—	323	—
Land and development	56	1,740	—	1,816	—
Total commercial real estate	56	1,740	—	2,262	—
Commercial, financial and agricultural	8,220	9,576	—	21,686	—
Owner-occupied	—	—	—	6,665	—
Total commercial and industrial	8,220	9,576	—	28,351	—
Home equity lines	2,746	2,943	—	1,205	—
Consumer mortgages	—	—	—	496	—
Credit cards	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Total consumer	2,746	2,943	—	1,701	—
Total impaired loans with no related allowance recorded	$11,022	14,259	—	32,314	—
With allowance recorded
Investment properties	$23,364	23,364	1,100	28,749	1,144
1-4 family properties	15,056	15,056	504	16,257	925
Land and development	18,420	18,476	2,636	23,338	404
Total commercial real estate	56,840	56,896	4,240	68,344	2,473
Commercial, financial and agricultural	65,715	65,851	7,406	50,468	1,610
Owner-occupied	37,399	37,441	2,109	40,498	1,382
Total commercial and industrial	103,114	103,292	9,515	90,966	2,992
Home equity lines	5,096	5,096	114	7,476	334
Consumer mortgages	18,668	18,668	569	19,144	896
Credit cards	—	—	—	—	—
Other consumer loans	5,546	5,546	470	4,765	266
Total consumer	29,310	29,310	1,153	31,385	1,496
Total impaired loans with allowance recorded	$189,264	189,498	14,908	190,695	6,961
Total impaired loans
Investment properties	$23,364	23,364	1,100	28,872	1,144
1-4 family properties	15,056	15,056	504	16,580	925
Land and development	18,476	20,216	2,636	25,154	404
Total commercial real estate	56,896	58,636	4,240	70,606	2,473
Commercial, financial and agricultural	73,935	75,427	7,406	72,154	1,610
Owner-occupied	37,399	37,441	2,109	47,163	1,382
Total commercial and industrial	111,334	112,868	9,515	119,317	2,992
Home equity lines	7,842	8,039	114	8,681	334
Consumer mortgages	18,668	18,668	569	19,640	896
Credit cards	—	—	—	—	—
Other consumer loans	5,546	5,546	470	4,765	266
Total consumer	32,056	32,253	1,153	33,086	1,496
Total impaired loans	$200,286	$203,757	$14,908	$223,009	$6,961

The average recorded investment in impaired loans was $235.6 million for the three months ended March 31, 2017. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the three months ended March 31, 2017. Interest income recognized for accruing TDRs was $1.7 million for the three months ended March 31, 2017. At March 31, 2018 and December 31, 2017, impaired loans of $62.2 million and $49.0 million, respectively, were on non-accrual status.
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
The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the three months ended March 31, 2018 and 2017 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Three Months Ended March 31, 2018
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Investment properties	1	$—	$—	$1,959	$1,959
1-4 family properties	6	—	963	—	963
Total commercial real estate	7	—	963	1,959	2,922
Commercial, financial and agricultural	9	—	—	989	989
Owner-occupied	2	—	2,705	93	2,798
Total commercial and industrial	11	—	2,705	1,082	3,787
Consumer mortgages	7	—	1,733	—	1,733
Other consumer loans	14	—	537	508	1,045
Total consumer	21	—	2,270	508	2,778
Total TDRs	39	$—	$5,938	$3,549	$9,487	(1)

(1) No net charge-offs were recorded during the three months ended March 31, 2018 upon restructuring of these loans.

TDRs by Concession Type
	Three Months Ended March 31, 2017
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
1-4 family properties	8	—	1,611	317	1,928
Total commercial real estate	8	—	1,611	317	1,928
Commercial, financial and agricultural	18	—	3,865	5,539	9,404
Total commercial and industrial	18	—	3,865	5,539	9,404
Other consumer loans	3	—	—	275	275
Total consumer	3	—	—	275	275
Total TDRs	29	$—	$5,476	$6,131	$11,607	(2)

(2) No net charge-offs were recorded during the three months ended March 31, 2017 upon restructuring of these loans.

For the three months ended March 31, 2018 and March 31, 2017 there were no defaults on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments).
If, at the time a loan was designated as a TDR, the loan was not already impaired, the measurement of impairment that resulted from the TDR designation closely approximates the reserve derived through specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At March 31, 2018, the allowance for loan losses allocated to accruing TDRs totaling $129.4 million was $6.1 million compared to accruing TDRs of $151.3 million with an allocated allowance for loan losses of $8.7 million at December 31, 2017. Non-accrual, non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation.

Note 7 - Other Comprehensive Income (Loss)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2018 and 2017.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance at December 31, 2017	$(12,137)	$(43,470)	$853	$(54,754)
Other comprehensive income before reclassifications	—	(45,531)	—	(45,531)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(21)	(21)
Net current period other comprehensive income	—	(45,531)	(21)	(45,552)
Reclassification from adoption of ASU 2018-02	—	(7,763)	175	(7,588)
Cumulative-effect adjustment from adoption of ASU 2016-01	—	117	—	117
Balance as of March 31, 2018	$(12,137)	$(96,647)	$1,007	$(107,777)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance at December 31, 2016	$(12,217)	$(44,324)	$882	$(55,659)
Other comprehensive income before reclassifications	—	5,596	—	5,596
Amounts reclassified from accumulated other comprehensive income (loss)	40	(4,716)	(12)	(4,688)
Net current period other comprehensive income	40	880	(12)	908
Balance as of March 31, 2017	$(12,177)	$(43,444)	$870	$(54,751)

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). During the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with net unrealized losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative instruments and available for sale securities as a single portfolio. As of March 31, 2018, the ending balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to the previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	For the Three Months Ended March 31,
	2018	2017
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$—	$(65)	Interest expense
	—	25	Income tax (expense) benefit
	$—	$(40)	Reclassifications, net of income taxes

Net unrealized gains on investment securities available for sale:
Realized gains on sale of securities	$—	$7,668	Investment securities gains, net
	—	(2,952)	Income tax (expense) benefit
	$—	$4,716	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$34	$20	Salaries and other personnel expense
	(13)	(8)	Income tax (expense) benefit
	$21	$12	Reclassifications, net of income taxes

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

Level 1	Quoted prices (unadjusted) in active markets for identical assets and liabilities for the instrument or security to be valued. Level 1 assets include U.S. Treasury securities and mutual funds.
Level 2
Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or model-based valuation techniques for which all significant assumptions are derived principally from or corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined by using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. U.S. Government sponsored agency securities, mortgage-backed securities issued by GSEs and agencies, obligations of states and municipalities, collateralized mortgage obligations issued by GSEs, and mortgage loans held-for-sale are generally included in this category.

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

See "Part II - Item 8. Financial Statements and Supplementary Data - Note 15 - Fair Value Accounting" to the consolidated financial statements of Synovus' 2017 Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, according to the valuation hierarchy included in ASC 820-10. For debt securities, class was determined based on the nature and risks of the investments. Synovus did not have any transfers between levels during the three months ended March 31, 2018 and year ended December 31, 2017.

	March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
U.S. Government agency securities	$—	$25,971	$—	$25,971
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	240	—	240
State and municipal securities	—	40	—	40
Total trading securities	$—	$26,251	$—	$26,251
Mortgage loans held for sale	—	50,439	—	50,439

Investment securities available for sale:
U.S. Treasury securities	120,931	—	—	120,931
U.S. Government agency securities	—	10,897	—	10,897
Mortgage-backed securities issued by U.S. Government agencies	—	112,868	—	112,868
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,664,000	—	2,664,000
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	1,065,041	—	1,065,041
State and municipal securities	—	115	—	115
Corporate debt and other debt securities(1)	—	15,274	1,852	17,126
Total investment securities available for sale	$120,931	$3,868,195	$1,852	$3,990,978
Private equity investments	—	—	12,715	12,715
Mutual funds	3,131	—	—	3,131
Mutual funds held in rabbi trusts	13,385	—	—	13,385
GGL/SBA loans servicing asset	—	—	3,971	3,971
Derivative assets:
Interest rate contracts	—	7,672	—	7,672
Mortgage derivatives(2)	—	1,735	—	1,735
Total derivative assets	$—	$9,407	$—	$9,407
Liabilities
Trading account liabilities	—	23,856	—	23,856
Earnout liability(3)	—	—	11,348	11,348
Derivative liabilities:
Interest rate contracts	—	16,122	—	16,122
Visa derivative	—	—	3,974	3,974
Total derivative liabilities	$—	$16,122	$3,974	$20,096

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	$3,002	$—	$3,002
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	296	—	296
Other investments	522	—	—	522
Total trading securities	$522	$3,298	$—	$3,820
Mortgage loans held for sale	—	48,024	—	48,024

Investment securities available for sale:
U.S. Treasury securities	82,674	—	—	82,674
U.S. Government agency securities	—	10,862	—	10,862
Mortgage-backed securities issued by U.S. Government agencies	—	120,440	—	120,440
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,640,523	—	2,640,523
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	1,111,999	—	1,111,999
State and municipal securities	—	180	—	180
Corporate debt and other securities(1)	3,162	15,294	1,935	20,391
Total investment securities available for sale	$85,836	$3,899,298	$1,935	$3,987,069
Private equity investments	—	—	15,771	15,771
Mutual funds held in rabbi trusts	14,140	—	—	14,140
GGL/SBA loan servicing asset	—	—	4,101	4,101
Derivative assets:
Interest rate contracts	—	10,786	—	10,786
Mortgage derivatives(2)	—	936	—	936
Total derivative assets	$—	$11,722	$—	$11,722
Liabilities
Trading account liabilities	—	1,000	—	1,000
Earnout liability(3)	—	—	11,348	11,348
Derivative liabilities:
Interest rate contracts	—	12,638	—	12,638
Mortgage derivatives(2)	—	129	—	129
Visa derivative	—	—	4,330	4,330
Total derivative liabilities	$—	$12,767	$4,330	$17,097

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

Changes in Fair Value Included in Net Income
	For the Three Months Ended March 31,
(in thousands)	2018	2017
Mortgage loans held for sale	$115	$1,203

Mortgage Loans Held for Sale
(in thousands)	As of March 31, 2018	As of December 31, 2017
Fair value	$50,439	$48,024
Unpaid principal balance	49,139	46,839
Fair value less aggregate unpaid principal balance	$1,300	$1,185

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the three months ended March 31, 2018 and 2017 (including the change in fair value) for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During the three months ended March 31, 2018 and 2017, Synovus did not have any transfers between levels in the fair value hierarchy.

	Three Months Ended March 31, 2018
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Earnout Liability(1)	GGL / SBA Loans Servicing Asset
Beginning balance, January 1, 2018	$1,935	$15,771	$(4,330)	$(11,348)	$4,101
Total (losses) gains realized/unrealized:
Included in earnings	—	(3,056)	—	—	(422)
Unrealized (losses) gains included in other comprehensive income	(83)	—	—	—	—
Additions	—	—	—	—	292
Settlements	—	—	356	—	—
Ending balance, March 31, 2018	$1,852	$12,715	$(3,974)	$(11,348)	$3,971
Total net (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets/liabilities still held at March 31, 2018	$—	$(3,056)	$—	$—	$(422)

	Three Months Ended March 31, 2017
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Earnout Liability(1)	GGL / SBA Loans Servicing Asset(2)
Beginning balance, January 1, 2017	$1,796	$25,493	$(5,768)	$(14,000)	$—
Total gains (losses) realized/unrealized:
Included in earnings	—	(1,814)	—	—	—
Unrealized gains included in other comprehensive income	55	—	—	—	—
Settlements	—	—	356	—	—
Transfer from amortization method to fair value	—	—	—	—	4,178
Measurement period adjustments related to Global One acquisition	$—	—	—	2,579	—
Ending balance, March 31, 2017	$1,851	$23,679	$(5,412)	$(11,421)	$4,178
Total net (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets still held at March 31, 2017	$—	$(1,814)	$—	$—	$—

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

			March 31, 2018		December 31, 2017
	Valuation Technique	Significant Unobservable Input	Level 3 Fair Value	Range/Weighted Average	Level 3 Fair Value	Range/Weighted Average
Assets and liabilities measured at fair value on a recurring basis

Investment Securities Available for Sale - Other Investments:

Trust preferred securities	Discounted cash flow analysis	Credit spread embedded in discount rate	$1,852	439 bps	$1,935	398 bps

Private equity investments	Individual analysis of each investee company	Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies	12,715	N/A	15,771	N/A

GGL/SBA loans servicing asset	Discounted cash flow analysis	Discount rate Prepayment speeds	3,971	13.57% 7.98%	4,101	13.16% 7.50%

Earnout liability	Option pricing methods and Monte Carlo simulation	Financial projections of Global One	11,348	N/A	11,348	N/A

Visa derivative liability	Discounted cash flow analysis	Estimated timing of resolution of covered litigation, future cumulative deposits to the litigation escrow for settlement of the covered litigation, and estimated future monthly fees payable to the derivative counterparty	3,974	1-4 years	4,330	1-4 years

Assets Measured at Fair Value on a Non-recurring Basis
Certain assets are recorded at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis. Non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period. For example, if the fair value of an asset in these categories falls below its cost basis, it is considered to be at fair value at the end of the period of the adjustment. The following table presents assets measured at fair value on a non-recurring basis as of the dates indicated for which there was a fair value adjustment during the period.

	March 31, 2018				December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Impaired loans*	$—	$—	$4,531	$4,531	$—	$—	$3,603	$3,603
Other loans held for sale	—	—	3,295	3,295	—	—	10,197	10,197
Other real estate	—	—	1,447	1,447	—	—	3,363	3,363
Other assets held for sale	—	—	1,395	1,395	—	—	5,334	5,334

* Collateral-dependent impaired loans that were written down to fair value during the period.
    Other real estate (ORE) properties are included in other assets on the consolidated balance sheet. The carrying value of ORE at March 31, 2018 and December 31, 2017 was $4.5 million and $3.8 million, respectively.
The following table presents fair value adjustments recognized in earnings for the three months ended March 31, 2018 and 2017 for assets measured at fair value on a non-recurring basis still held at period-end.

	Three Months Ended March 31,
(in thousands)	2018	2017
Impaired loans*	$720	$2,230
Other loans held for sale	1,512	3,519
Other real estate	731	399
Other assets held for sale	107	238

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

			March 31, 2018	December 31, 2017
	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis

Collateral dependent impaired loans	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0% - 23% (9%) 0% - 10% (7%)	0%-50% (15%) 0%-10% (7%)

Other loans held for sale	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0% - 85% (30%) 0% - 10% (2%)	5% - 99% (54%) 0% - 10% (2%)

Other real estate	Third-party appraised value of real estate less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0% - 39% (21%) 0% - 10% (7%)	0%-85% (35%) 0%-10% (7%)

Other assets held for sale	Third-party appraised value less estimated selling costs or BOV	Discount to appraised value (2) Estimated selling costs	N/A 0%-10% (7%)	21%-52% (25%) 0%-10% (7%)

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

Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at March 31, 2018 and December 31, 2017. The fair values represent management’s estimates based on various methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans held for investment, interest bearing deposits (including brokered deposits), and long-term debt, the fair value amounts should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately.

The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,059,017	$1,059,017	$1,059,017	$—	$—
Trading account assets	26,251	26,251	—	26,251	—
Mortgage loans held for sale	50,439	50,439	—	50,439	—
Other loans held for sale	6,591	6,591	—	—	6,591
Investment securities available for sale	3,990,978	3,990,978	120,931	3,868,195	1,852
Private equity investments	12,715	12,715	—	—	12,715
Mutual funds	3,131	3,131	3,131	—	—
Mutual funds held in rabbi trusts	13,385	13,385	13,385	—	—
Loans, net	24,625,273	24,538,259	—	—	24,538,259
GGL/SBA loans servicing asset	3,971	3,971	—	—	3,971
Derivative assets	9,407	9,407	—	9,407	—

Financial liabilities
Trading account liabilities	23,856	—	—	23,856	—

Non-interest bearing deposits	7,381,070	7,381,070	—	7,381,070	—
Non-time interest bearing deposits	14,030,247	14,030,247	—	14,030,247	—
Time deposits	4,842,190	4,834,135	—	4,834,135	—
Total deposits	$26,253,507	$26,245,452	$—	$26,245,452	$—
Federal funds purchased, other short-term borrowings and other short-term liabilities	185,531	185,531	185,531	—	—
Long-term debt	1,856,392	1,861,008	—	1,861,008	—
Earnout liabilities	11,348	11,348	—	—	11,348
Derivative liabilities	20,096	20,096	—	16,122	3,974

	December 31, 2017
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$932,933	$932,933	$932,933	$—	$—
Trading account assets	3,820	3,820	522	3,298	—
Mortgage loans held for sale	48,024	48,024	—	48,024	—
Other loans for sale	11,356	11,356	—	—	11,356
Investment securities available for sale	3,987,069	3,987,069	85,836	3,899,298	1,935
Private equity investments	15,771	15,771	—	—	15,771
Mutual funds held in rabbi trusts	14,140	14,140	14,140	—	—
Loans, net	24,538,196	24,507,141	—	—	24,507,141
GGL/SBA loans servicing asset	4,101	4,101	—	—	4,101
Derivative assets	11,722	11,722	—	11,722	—

Financial liabilities
Trading account liabilities	1,000	1,000	—	1,000	—

Non-interest bearing deposits	7,686,339	7,686,339	—	7,686,339	—
Non-time interest bearing deposits	13,941,814	13,941,814	—	13,941,814	—
Time deposits	4,519,747	4,523,661	—	4,523,661	—
Total deposits	$26,147,900	$26,151,814	$—	$26,151,814	$—
Federal funds purchased, other short-term borrowings and other short-term liabilities	161,190	161,190	161,190	—	—
Long-term debt	1,706,138	1,721,814	—	1,721,814	—
Earnout liabilities	11,348	11,348	—	—	11,348
Derivative liabilities	17,097	17,097	—	12,767	4,330

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
Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of March 31, 2018 and December 31, 2017, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk related to core banking activities.
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

Customer Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated counterparties. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' consolidated balance sheet. Fair value changes are recorded as a component of non-interest income. As of March 31, 2018, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.55 billion, an increase of $82.0 million compared to December 31, 2017.
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative contract was $4.0 million and $4.3 million at March 31, 2018 and December 31, 2017, respectively. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract. Management believes that the estimate of Synovus' exposure to the Visa indemnification and fees associated with the Visa derivative is adequate based on current information, including Visa's recent announcements and disclosures. However, future developments in the litigation could require potentially significant changes to Synovus' estimate. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 18 - Visa Shares and Related Agreements" of Synovus' 2017 Form 10-K for further information.
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
At March 31, 2018 and December 31, 2017, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $93.1 million and $49.3 million, respectively. Fair value adjustments related to these commitments resulted in a gain of $192 thousand and $674 thousand for the three months ended March 31, 2018 and 2017, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At March 31, 2018 and December 31, 2017, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $113.0 million and $72.5 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. Fair value adjustments related to these outstanding commitments to sell mortgage loans resulted in a gain of $735 thousand and a loss of $2.5 million for the three months ended March 31, 2018 and 2017, respectively, which were recorded as a component of mortgage banking income in the Consolidated Statements of Income.
Collateral Requirements
Pursuant to the Dodd-Frank Act, certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of March 31, 2018, collateral totaling $32.7 million of federal funds sold was pledged to the derivative counterparties to comply with collateral requirements. Effective January 3, 2017, the CME amended its rulebook to legally characterize variation margin cash payments for cleared OTC derivatives as settlement rather than as collateral. As a result, in 2017, Synovus began reducing the corresponding derivative asset and liability balances for CME-cleared OTC derivatives to reflect the settlement of those positions via the exchange of variation margin. At March 31, 2018 and December 31, 2017, Synovus had a variation margin of $8.1 million and $1.5 million, respectively, reducing the derivative asset.
The impact of derivative instruments on the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
(in thousands)	Location on Consolidated Balance Sheets	March 31, 2018	December 31, 2017	Location on Consolidated Balance Sheets	March 31, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$7,672	$10,786	Other liabilities	$16,122	$12,638
Mortgage derivatives	Other assets	1,735	936	Other liabilities	—	129
Visa derivative		—	—	Other liabilities	3,974	4,330
Total derivatives not designated as hedging instruments		$9,407	$11,722		$20,096	$17,097

The pre-tax effect of fair value hedges on the Consolidated Statements of Income for the three months ended March 31, 2018 and 2017 is presented below.

		Gain (Loss) Recognized in Income
(in thousands)		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income	2018	2017
Interest rate contracts(1)	Other non-interest income	$7	$(1)
Mortgage derivatives(2)	Mortgage banking income	927	(1,784)
Total		$934	$(1,785)

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third-party investors.
Note 10 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Basic Net Income Per Common Share:
Net income available to common shareholders	$100,607	$69,298
Weighted average common shares outstanding	118,666	122,300
Net income per common share, basic	$0.85	$0.57
Diluted Net Income Per Common Share:
Net income available to common shareholders	$100,607	$69,298
Weighted average common shares outstanding	118,666	122,300
Potentially dilutive shares from outstanding equity-based awards and Earnout Payments	655	759
Weighted average diluted common shares	119,321	123,059
Net income per common share, diluted	$0.84	$0.56

Basic net income per common share is computed by dividing net income by the average common shares outstanding for the period. Diluted net income per common share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of outstanding stock options and restricted share units is reflected in diluted net income per common share, unless the impact is anti-dilutive, by application of the treasury stock method.
As of March 31, 2018 and 2017 there were 2.2 million potentially dilutive shares related to the Warrant to purchase shares of common stock that were outstanding during 2018 and 2017 but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.
Note 11 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. The 2013 Omnibus Plan authorizes 8.6 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units, and performance share units) count as two share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. At March 31, 2018, Synovus had a total of 4.9 million shares of its authorized but unissued common stock reserved for future grants under the 2013 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, restricted share units, market restricted share units, and performance share units. The grants generally include vesting periods ranging from three to five years and contractual terms of ten years. Vesting for grants made in 2018 accelerates upon retirement for plan participants who have reached age 65 and who also have no less than 10 years of service at the date of their election to retire. Market restricted share units and performance share units are granted at a defined target level and are compared annually to required market and performance metrics to determine actual units vested and compensation expense. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units, market restricted share units, and performance share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
Share-based Compensation Expense
Total share-based compensation expense was $4.0 million for the three months ended March 31, 2018 and $3.4 million for the three months ended March 31, 2017. Accelerated share-based compensation expense associated with the provision in 2018 of a retirement vesting provision was approximately $170 thousand for the three months ended March 31, 2018 for retirement eligible employees.
Stock Options
No stock option grants were made during the three months ended March 31, 2018. At March 31, 2018, there were 693 thousand outstanding stock options to purchase shares of common stock with a weighted average exercise price of $16.94 per share.
Restricted Share Units, Performance Share Units, and Market Restricted Share Units
During the three months ended March 31, 2018, Synovus awarded 213 thousand restricted share units that have a service-based vesting period of three years and awarded 87 thousand performance share units that vest upon service and performance conditions. Synovus also granted 58 thousand market restricted share units during the three months ended March 31, 2018. The weighted average grant-date fair value of the awarded restricted share units, performance share units and market restricted share units was $47.43 per share. Market restricted share units and performance share units are granted at target and are compared annually to required market and performance metrics. The performance share units vest upon meeting certain service and performance conditions. Return on average assets (ROAA) and return on average tangible common equity (ROATCE) performance is evaluated each year over a three-year performance period, with share distribution determined at the end of the three years. The number of performance share units that will ultimately vest ranges from 0% to 150% of target based on Synovus' three-year weighted average ROAA (as defined) and ROATCE (as defined). The market restricted share units have a three-year service-based vesting component as well as a total shareholder return multiplier. The number of market restricted share units that will ultimately vest ranges from 75% to 125% of target based on Synovus' total shareholder return. At March 31, 2018, including dividend equivalents granted, there were 921 thousand restricted share units, performance share units and market restricted share units outstanding with a weighted average grant-date fair value of $39.94 per share.

Note 12 - Non-interest Income

The following table reflects revenue disaggregated by revenue type and line of business for the three months ended March 31, 2018 and 2017.

Non-interest Income by Line of Business	For Three Months Ended March 31, 2018
(in thousands)	Total	Community Banking	Corporate Banking	Retail Banking	Financial Management Services	Other
Service charges on deposit accounts	$19,940	$5,680	$533	$13,422	$—	$305
Fiduciary and asset management fees	13,435	—	—	—	13,435	—
Card fees	10,199	205	—	9,994	—	—
Brokerage revenue	8,695	—	—	—	8,695	—
Insurance revenue	1,213	—	—	—	1,213	—
Other fees	832	—	—	559	—	273
	$54,314	$5,885	$533	$23,975	$23,343	$578

Other revenues(1)	12,732	2,452	1,733	1,529	5,843	1,175
Total non-interest income	$67,046	$8,337	$2,266	$25,504	$29,186	$1,753

Non-interest Income by Line of Business	For Three Months Ended March 31, 2017
(in thousands)	Total	Community Banking	Corporate Banking	Retail Banking	Financial Management Services	Other
Service charges on deposit accounts	$20,118	$5,771	$459	$13,437	$—	$451
Fiduciary and asset management fees	12,151	—	—	—	12,151	—
Card fees	9,844	219	—	9,625	—	—
Brokerage revenue	7,226	—	—	—	7,226	—
Insurance revenue	1,304	—	—	—	1,304	—
Other fees	842	—	—	574	—	268
	$51,485	$5,990	$459	$23,636	$20,681	$719

Other revenues(1)	20,354	1,648	1,619	1,566	6,597	8,924
Total non-interest income	$71,839	$7,638	$2,078	$25,202	$27,278	$9,643

(1) Other revenues primarily relate to revenues not derived from contracts with customers.

Following is a discussion of key revenues within the scope of the new revenue guidance:

Service Charges on Deposit Accounts: Revenue from service charges on deposit accounts is earned through cash management, wire transfer, and other deposit-related services, as well as overdraft, non-sufficient funds, account management and other deposit-related fees. Revenue is recognized for these services either over time, corresponding with deposit accounts' monthly cycle, or at a point in time for transaction related services and fees. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers' accounts.

Fiduciary and Asset Management Fees: Fiduciary and asset management fees are primarily comprised of fees earned from the management and administration of trusts and other customer assets. Synovus' performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month-end through a direct charge to customers' accounts. Synovus does not earn performance-based incentives.

Card Fees: Card fees consist primarily of interchange fees from consumer credit and debit cards processed by card association networks, as well as merchant discounts, and other card related services. Interchange rates are generally set by the credit card associations and based on purchase volumes and other factors. Interchange fees and merchant discounts are recognized concurrently with the delivery of service on a daily basis as transactions occur. Payment is typically received immediately or in the following month. Card fees are reported net of certain associated expense items including loyalty program expenses and network expenses.

Brokerage Revenue: Brokerage revenue consists primarily of commissions. Additionally, brokerage revenue includes advisory fees earned from the management of customer assets. Advisory fees for brokerage services are recognized and collected monthly and are based upon the month-end market value of the assets under management at a rate predetermined in the contract. Transactional revenues are based on the size and number of transactions executed at the client's direction and are generally recognized on the trade date with payment received on the settlement date.

Insurance Revenue: Insurance revenue primarily consists of commissions received on annuity and life product sales. Synovus acts as an intermediary between the customer and the insurance carrier. Synovus' performance obligation is generally satisfied upon the issuance of the insurance policy; thus, revenue is recognized upon issuance of the policy. Shortly after the policy is issued, the carrier remits the commission payment to Synovus. Synovus earns an insignificant amount of trailer fees on sales of insurance products.

Other Fees: Other fees primarily consist of revenues generated from safe deposit box rental fees and lockbox services. Fees are recognized over time, on a monthly basis, as Synovus' performance obligation for services is satisfied. Payment is received upfront for safe deposit box rentals and in the following month for lockbox services.
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. Synovus' non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after Synovus satisfies its performance obligation and revenue is recognized. Synovus does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, Synovus did not have any significant contract balances.
Note 13 - Commitments and Contingencies
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
The contractual amount of these financial instruments represents Synovus' maximum credit risk should the counterparty draw upon the commitment, and should the counterparty subsequently fail to perform according to the terms of the contract. Since many of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. Additionally, certain commitments (primarily consumer) may generally be canceled by providing notice to the borrower.
The allowance for credit losses associated with unfunded commitments and letters of credit is a component of the unfunded commitments reserve recorded within other liabilities on the consolidated balance sheet. Additionally, unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheet. These amounts are not material to Synovus' consolidated balance sheet.
Unfunded letters of credit and lending commitments at March 31, 2018 and December 31, 2017 are presented below.

(in thousands)	March 31, 2018	December 31, 2017
Letters of credit*	$175,164	$153,372
Commitments to fund commercial and industrial loans	5,143,323	5,090,827
Commitments to fund commercial real estate, construction, and land development loans	1,541,810	1,567,583
Commitments under home equity lines of credit	1,156,283	1,137,714
Unused credit card lines	780,704	779,254
Other loan commitments	369,636	351,358
Total unfunded lending commitments and letters of credit	$9,166,920	$9,080,108

* Represent the contractual amount net of risk participations of approximately $60 million and $77 million at March 31, 2018 and December 31, 2017, respectively.

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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of March 31, 2018 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
In addition, where Synovus determines that there is a reasonable possibility of a loss in respect of legal matters, Synovus considers whether it is able to estimate the total reasonably possible loss or range of loss. An event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely.” An event is “remote” if “the chance of the future event or events occurring is more than slight but less than reasonably possible." In many situations, Synovus may be unable to estimate reasonably possible losses due to the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. For those legal matters where Synovus is able to estimate a range of reasonably possible losses, management currently estimates the aggregate range from our outstanding litigation is from zero to $5 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be lower or higher. As there are further developments in these legal matters, Synovus will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations for any particular period.
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
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the commercial banking industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	the risk that competition in the financial services industry may adversely affect our future earnings and growth;

(2)	the risk that we may not realize the expected benefits from our efficiency and growth initiatives, which could negatively impact our future profitability;

(3)	the risk that our current and future information technology system enhancements and initiatives may not be successfully implemented, which could negatively impact our operations;

(4)	the risk that our enterprise risk management framework may not identify or address risks adequately, which may result in unexpected losses;

(5)	the risk that our allowance for loan losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(6)	the risk that any future economic downturn could have a material adverse effect on our capital, financial condition, results of operations and future growth;

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

(11)
risks related to the ability of our operational framework to manage risks associated with our business such as credit risk and operational risk, including third-party vendors and other service providers, which could among other things, result in a breach of operating or security systems as a result of cyber attacks or similar acts;

(12)
our ability to identify and address cyber-security risks such as data security breaches, malware, "denial of service" attacks, "ransomware", "hacking" and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;

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

(17)
the risk that we may not be able to identify suitable acquisition targets or strategic partners as part of our growth strategy and even if we are able to identify suitable acquisition counterparties, we may not be able to complete such transactions on favorable terms, if at all, or successfully integrate acquired bank or nonbank operations into our existing operations or realize anticipated benefits from such transactions;

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

(23)
risks related to regulatory approval to take certain actions, including any dividends on our common stock or Series C Preferred Stock, any repurchases of common stock, redemptions of our Series C Preferred Stock or any other issuance or redemption of any other regulatory capital instruments, as well as any applications in respect of expansionary initiatives;

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

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I-Item 1A. Risk Factors” and other information contained in Synovus' 2017 Form 10-K and our other periodic filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, that we file from time to time with the SEC. All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. You should not place undue reliance on any forward-looking statements since those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking information and statements, whether written or oral, to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.
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
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 250 branches and 328 ATMs in Georgia, Alabama, South Carolina, Florida, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three months ended March 31, 2018 and financial condition as of March 31, 2018 and December 31, 2017. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2017 Form 10-K.
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

DISCUSSION OF RESULTS OF OPERATIONS
Consolidated Financial Highlights

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2018	2017	Change
Net interest income	$274,284	$239,927	14.3%
Provision for loan losses	12,776	8,674	47.3
Non-interest income	67,046	71,839	(6.7)
Adjusted non-interest income(1)	70,102	65,985	6.2
Total revenues (2)	341,330	304,098	12.2
Non-interest expense	195,179	197,388	(1.1)
Adjusted non-interest expense(1)	197,828	190,608	3.8
Income before income taxes	133,375	105,704	26.2
Net income	103,166	71,857	43.6
Net income available to common shareholders	100,607	69,298	45.2
Net income per common share, basic	0.85	0.57	48.7
Net income per common share, diluted	0.84	0.56	49.7
Adjusted net income per common share, diluted(1)	0.86	0.57	50.9
Net interest margin(3)	3.78%	3.42%	36	bps
Net charge-off ratio(3)	0.07	0.12	(5)
Return on average assets(3)	1.34	0.96	38
Adjusted return on average assets(1)(3)	1.36	0.97	39
Efficiency ratio	57.16	64.84	(768)
Adjusted efficiency ratio(1)	57.42	62.25	(483)

(1) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2) Consists of net interest income and non-interest income excluding investment securities gains (losses), net.
(3) Annualized

	March 31, 2018	December 31, 2017	Sequential Quarter Change		March 31, 2017	Year-Over-Year Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$24,883,037	$24,787,464	$95,573		$24,258,468	$624,569
Total average loans	24,852,399	24,611,646	240,753		24,035,980	816,419
Total deposits	26,253,507	26,147,900	105,607		25,105,712	1,147,795
Total average deposits	25,788,073	26,286,009	(497,936)		24,918,855	869,218
Average non-time core deposits(1)	20,796,838	20,917,231	(120,393)		20,292,762	504,076

Non-performing assets ratio	0.53%	0.53%	—		0.77%	(24	) bps
Non-performing loans ratio	0.48	0.47	1		0.65	(17)
Past due loans over 90 days	0.02	0.02	—		0.01	1

Common equity Tier 1 capital (transitional)	$2,814,494	$2,763,168	$51,326		$2,672,648	$141,846
Tier 1 capital	2,924,109	2,872,001	52,108		2,758,794	165,315
Total risk-based capital	3,442,921	3,383,081	59,840		3,274,612	168,309
Common equity Tier 1 capital ratio (transitional)	10.13%	9.99%	14	bps	9.86%	27	bps
Tier 1 capital ratio	10.53	10.38	15		10.18	35
Total risk-based capital ratio	12.39	12.23	16		12.08	31
Total shareholders’ equity to total assets ratio	9.39	9.49	(10)		9.66	(27)
Tangible common equity ratio(1)	8.79	8.88	(9)		9.04	(25)
Return on average common equity(2)	14.62	3.76	nm		9.97	465
Adjusted return on average common equity(1)(2)	14.86	11.96	290		10.06	480
Adjusted return on average tangible common equity(1)(2)	15.23	12.26	297	bps	10.33	490	bps

(1) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2) Annualized

Results for the Three Months Ended March 31, 2018
Net income available to common shareholders for the first quarter of 2018 was $100.6 million, or $0.84 per diluted common share, an increase of 45.2% and 49.7%, respectively, compared to $69.3 million, or $0.56 per diluted common share for the first quarter of 2017. Adjusted net income per diluted common share was $0.86 for the first quarter of 2018, up 50.9% compared to $0.57 for the first quarter of 2017. Return on average assets for the first quarter of 2018 was 1.34%, up 38 basis points from the first quarter of 2017. Adjusted return on average assets was 1.36% for the first quarter of 2018, up 39 basis points from the first quarter of 2017. The results for the first quarter of 2018 were driven by revenue growth and also reflect the benefit from a lower effective tax rate which declined to 22.6% for the quarter, due to the reduction of the Federal tax rate, as well as the impact from certain one-time and seasonal items. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.
Total revenues, excluding investment securities gains net, for the first quarter of 2018 were $341.3 million, up 12.2% from the first quarter of 2017. Net interest income was $274.3 million in first quarter of 2018, up $34.4 million, or 14.3%, compared to the first quarter of 2017. The net interest margin was 3.78% for the three months ended March 31, 2018, an increase of 36 basis points from 3.42% for the three months ended March 31, 2017. The yield on earning assets was 4.31%, up 43 basis points compared to the first quarter of 2017 and the effective cost of funds increased 7 basis points to 0.53%. The yield on loans was 4.70%, an increase of 45 basis points from the first quarter of 2017 and the yield on investment securities was 2.34%, an increase of 27 basis points from the first quarter of 2017. The recent rate increases favorably impacted net interest income and net interest margin for 2018.
Non-interest income for the first quarter of 2018 was $67.0 million, down $4.8 million, or 6.7%, compared to the first quarter of 2017. Adjusted non-interest income, which excludes investment securities gains (losses) and decrease in fair value of private equity investments, was $70.1 million, up $4.1 million, or 6.2%, compared to the first quarter of 2017. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
Non-interest expense for the first quarter of 2018 of $195.2 million decreased $2.2 million, or 1.1%, compared to the first quarter of 2017. The first quarter of 2018 includes a $2.6 million reduction in litigation contingency accruals and the first quarter of 2017 included $6.5 million in restructuring charges. Adjusted non-interest expense of $197.8 million increased $7.2 million, or 3.8%, year-over-year. Strong operating leverage for the first quarter of 2018 resulted in an efficiency ratio of 57.16%, improved from 64.84% for the first quarter of 2017. The adjusted efficiency ratio was 57.42%, down 483 basis points from the same period a year ago. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.
Credit quality metrics remained favorable for the first quarter of 2018. Non-performing loans were $120.1 million at March 31, 2018, down $38.3 million, or 24.2%, from March 31, 2017. The non-performing loan ratio was 0.48% at March 31, 2018, as compared to 0.65% at March 31, 2017. Total non-performing assets were $131.2 million at March 31, 2018, down $56.1 million, or 29.9%, from March 31, 2017. The non-performing assets ratio was 0.53% at March 31, 2018, down 24 basis points from a year ago. Net charge-offs for the first quarter of 2018 were $4.3 million, or 0.07% of average loans, annualized, compared to $6.9 million, or 0.12% of average loans, annualized, for the first quarter of 2017. Loans past due over 90 days were 0.02% of total loans at March 31, 2018 as compared to 0.01% at March 31, 2017. For the first quarter of 2018, the provision for loan losses was $12.8 million, an increase of $4.1 million, or 47.3%, compared to the three months ended March 31, 2017. The allowance for loan losses at March 31, 2018 was $257.8 million, or 1.04% of total loans, compared to $249.3 million, or 1.01% of total loans, at December 31, 2017 and $253.5 million, or 1.05% of total loans, at March 31, 2017.
Total average loans for the quarter were $24.85 billion, up $240.8 million or 4.0% annualized from the previous quarter and up $816.4 million or 3.4% as compared to the first quarter of 2017. Total loans ended the quarter at $24.88 billion, up $95.6 million or 1.6% annualized from the previous quarter and up $624.6 million or 2.6% as compared to the first quarter of 2017. Commercial and industrial loans grew by $78.3 million or 2.6% annualized from the previous quarter and $369.2 million or 3.1% as compared to the first quarter of 2017. Consumer loans grew by $115.5 million or 8.0% annualized from the previous quarter and $885.2 million or 17.4% as compared to the first quarter of 2017. Commercial real estate loans declined by $99.6 million or 5.8% annualized from the previous quarter and declined $631.6 million or 8.5% as compared to the first quarter of 2017.
Total average deposits for the quarter were $25.79 billion, down $497.9 million or 7.7% annualized from the previous quarter and up $869.2 million or 3.5% as compared to the first quarter of 2017. Average non-time core deposits decreased $120.4 million or 2.3% annualized from the previous quarter and increased $504.1 million or 2.5% as compared to the first quarter of 2017. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.
On January 23, 2018, Synovus announced a $150 million share repurchase program to be completed during 2018. As of March 31, 2018, Synovus had repurchased under this program a total of $26.7 million, or 535 thousand shares of common stock, at an average price of $49.98 per share. Additionally, during the first quarter of 2018, Synovus declared common stock dividends of $0.25 per share, payable in April 2018, a 67% increase from the previous quarter. Total shareholders’ equity was $2.96 billion at both March 31, 2018 and December 31, 2017. Return on average common equity was 14.62%, an increase of 465 basis points from the first quarter of 2017. Adjusted return on average common equity was 14.86%, an improvement of 480 basis points from the first quarter of 2017. Adjusted return on average tangible common equity was 15.23%, an increase of 490 basis points from the first quarter of 2017. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.
2018 Outlook
For the full year 2018 as compared to the full year 2017, previously stated 2018 guidance remains unchanged:

•	Average loan growth of 4% to 6%

•	Average total deposits growth of 4% to 6%

•	Net interest income growth of 11% to 13%(1)

•	Adjusted non-interest income(2) growth of 4% to 6%

•	Total non-interest expense growth of 0% to 3%

•	Effective income tax rate of 23% to 24%

•	Net charge-off ratio of 15 to 25 b.p.s

•	Common share repurchases of up to $150 million
(1) Assumed a 25 b.p.s increase in the Federal funds rate in March and September 2018.
(2) See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
Changes in Financial Condition
During the first quarter of 2018, total assets increased $279.2 million from $31.22 billion at December 31, 2017 to $31.50 billion. The principal components of this increase were an increase in loans, net of deferred fees and costs, of $95.6 million and an increase in interest bearing funds with the Federal Reserve of $176.0 million. An increase of $105.6 million in deposits and $150.3 million in long-term debt provided the funding source for the growth in assets.

Loans
The following table compares the composition of the loan portfolio at March 31, 2018, December 31, 2017, and March 31, 2017.

(dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2018 vs. December 31, 2017 % Change(1)	March 31, 2017	March 31, 2018 vs. March 31, 2017 % Change
Investment properties	$5,619,050	$5,670,065	(3.6)%	$6,016,052	(6.6)%
1-4 family properties	758,904	781,619	(11.8)	862,497	(12.0)
Land and development	457,773	483,604	(21.7)	588,739	(22.2)
Total commercial real estate	6,835,727	6,935,288	(5.8)	7,467,288	(8.5)
Commercial, financial and agricultural	7,191,531	7,179,487	0.7	7,049,193	2.0
Owner-occupied	4,910,386	4,844,163	5.5	4,683,508	4.8
Total commercial and industrial	12,101,917	12,023,650	2.6	11,732,701	3.1
Home equity lines	1,472,471	1,514,227	(11.2)	1,587,102	(7.2)
Consumer mortgages	2,663,371	2,633,503	4.6	2,350,730	13.3
Credit cards	226,713	232,676	(10.4)	224,349	1.1
Other consumer loans	1,606,799	1,473,451	36.7	922,018	74.3
Total consumer	5,969,354	5,853,857	8.0	5,084,199	17.4
Total loans	24,906,998	24,812,795	1.5	24,284,188	2.6
Deferred fees and costs, net	(23,961)	(25,331)	(21.9)	(25,720)	(6.8)
Total loans, net of deferred fees and costs	$24,883,037	$24,787,464	1.6%	$24,258,468	2.6%

(1) Percentage changes are annualized
At March 31, 2018, total loans were $24.88 billion, an increase of $95.6 million, or 1.6% annualized, and $624.6 million or 2.6%, compared to December 31, 2017 and March 31, 2017, respectively. Year-over-year loan growth was driven by a $369.2 million or 3.1% increase in C&I loans and a $885.2 million or 17.4% increase in consumer loans, with our lending partnerships growing $678.4 million and mortgage loans growing $312.6 million. This growth was partially offset by a $631.6 million or 8.5% decline in CRE loans.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at March 31, 2018 were $18.94 billion, or 76.1% of the total loan portfolio, compared to $18.96 billion, or 76.5%, at December 31, 2017 and $19.20 billion, or 79.1%, at March 31, 2017.
At March 31, 2018 and December 31, 2017, Synovus had 25 commercial loan relationships with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships was approximately $35 million at both March 31, 2018 and December 31, 2017.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' total loan portfolio and is currently concentrated on small to middle market C&I lending dispersed throughout a diverse group of industries primarily in the Southeast and other selected areas in the United States. The following table shows the composition of the C&I portfolio aggregated by NAICS code. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are originated through Synovus' local markets and the Corporate Banking Group to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of March 31, 2018, approximately 93% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. C&I loans of $12.10 billion, representing 48.6% of the total loan portfolio, grew $78.3 million, or 2.6% annualized, from December 31, 2017 and $369.2 million, or 3.1%, from March 31, 2017. The quarter reflects solid performance in our Global One specialty loans (up $35 million) as well as our Asset-Based Lending loans (up $34 million). The remaining C&I portfolio increased slightly despite a seasonal decline in overall line utilization.

Commercial and Industrial Loans by Industry	March 31, 2018		December 31, 2017
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$2,780,004	23.0%	$2,764,907	23.0%
Manufacturing	999,331	8.3	930,751	7.7
Retail trade	857,468	7.1	857,348	7.1
Real estate and rental and leasing	837,594	6.9	851,303	7.1
Professional, scientific, and technical services	775,507	6.4	771,809	6.4
Other services	753,753	6.2	761,916	6.3
Finance and insurance	738,125	6.1	780,279	6.5
Wholesale trade	703,468	5.7	675,741	5.6
Real estate other	612,063	5.1	586,707	4.9
Accommodation and food services	576,928	4.8	562,877	4.7
Construction	489,863	4.0	500,091	4.2
Other industries	446,294	3.7	438,312	3.6
Transportation and warehousing	418,783	3.5	427,608	3.6
Agriculture, forestry, fishing, and hunting	340,856	2.8	349,181	2.9
Administration, support, waste management, and remediation	287,600	2.4	273,189	2.3
Educational services	252,818	2.1	259,367	2.2
Information	231,462	1.9	232,264	1.9
Total commercial and industrial loans	$12,101,917	100.0%	$12,023,650	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
At March 31, 2018, $7.19 billion of C&I loans, or 28.9% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At March 31, 2018, $4.91 billion of C&I loans, or 19.7% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment on these loans is the underlying real estate. These loans are predominately secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
Total CRE loans consist of investment properties loans, 1-4 family properties loans, as well as land and development loans. These loans are subject to the same uniform lending policies referenced above. CRE loans of $6.84 billion, representing 27.5% of the total loan portfolio, decreased $99.6 million, or 5.8% annualized, from December 31, 2017 and decreased $631.6 million, or 8.5%, from March 31, 2017. The $99.6 million decline was driven by a $51.0 million decrease in the Investment Properties portfolio and a $25.8 million decrease in the non-strategic Land and Development portfolio. The decline in CRE is largely the result of the continued higher velocity of pay-off activity across the portfolio.
Investment Properties Loans
Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses, and other commercial development properties. Total investment properties loans as of March 31, 2018 were $5.62 billion, or 82.2% of the total CRE portfolio and 22.6% of the total loan portfolio, compared to $5.67 billion, or 81.8% of the total CRE portfolio and 22.9% of the total loan portfolio at December 31, 2017, a decrease of $51.0 million, or 3.6% annualized primarily due to a decline in office buildings and multi-family properties. Synovus' investment properties portfolio is well diversified by property type, geography (primarily within Synovus' primary market areas of Georgia, Alabama, South Carolina, Florida, and Tennessee), and tenants. The investment properties loans are primarily secured by the property being financed by the loans; however, these loans may also be secured by real estate or other assets beyond the property being financed.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to homebuilders and commercial mortgage loans to real estate investors and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Construction loans are generally interest-only loans and typically have maturities of three years or less, and commercial mortgage loans generally have maturities of three to five years, with amortization periods of up to fifteen to twenty years. At March 31, 2018, 1-4 family properties loans totaled $758.9 million, or 11.1% of the total CRE portfolio and 3.0% of the total loan portfolio, compared to $781.6 million, or 11.3% of the total CRE portfolio and 3.2% of the total loan portfolio at December 31, 2017.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. These loans have short-term maturities and are typically unamortized. Properties securing these loans are substantially within the Synovus footprint, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Total land and development loans were $457.8 million at March 31, 2018, or 1.8% of the total loan portfolio, a decline of $25.8 million, or 21.7% annualized, from December 31, 2017. Synovus continues to strategically reduce its exposure to these types of loans.
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
Consumer loans at March 31, 2018 totaled $5.97 billion, representing 24.0% of the total loan portfolio compared to $5.85 billion, or 23.6% of the total loan portfolio at December 31, 2017, and $5.08 billion, or 21.0% of the total loan portfolio at March 31, 2017. Consumer loans increased $115.5 million, or 8.0% annualized, from December 31, 2017 and $885.2 million, or 17.4%, from March 31, 2017. Consumer mortgages grew $29.8 million or 4.6% annualized, from December 31, 2017, and $312.6 million, or 13.3%, from March 31, 2017 primarily due to continued recruiting of mortgage loan originators in strategic markets throughout the footprint as well as enhanced origination efforts, which also create additional cross-selling opportunities for other products. HELOCs decreased $42.0 million or 11.2% from December 31, 2017. Credit card loans totaled $226.7 million at March 31, 2018, including $64.5 million of commercial credit card loans.
Other consumer loans increased $133.3 million, or 36.7% annualized, from December 31, 2017, and $684.8 million, or 74.3%, from March 31, 2017 primarily due to two consumer-based lending partnerships. One lending partnership, which began in the third quarter of 2015, is a program that provides merchants and contractors nationwide with the ability to offer term financing to their customers for major purchases and home improvement projects. The other lending partnership, which began in the second quarter of 2016, primarily provides qualified borrowers the ability to refinance student loan debt. As of March 31, 2018, these partnerships had combined balances of $1.27 billion, or 5.1% of the total loan portfolio.
Consumer loans, including those through our lending partnerships, are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores. Synovus makes consumer lending decisions based upon a number of key credit risk determinants including FICO scores as well as loan-to-value and debt-to-income ratios. Risk levels 1-6 (descending) are assigned to consumer loans based upon a risk score matrix. At least annually, the consumer loan portfolio data is sent to a consumer credit reporting agency for a refresh of customers' credit scores so that management can evaluate ongoing consistency or negative migration in the quality of the portfolio, which impacts the allowance for loan losses. The most recent credit score refresh was completed as of December 31, 2017. Revolving lines of credit were reviewed for any material change in financial circumstances, and when appropriate, the line of credit may be suspended for further advances. FICO scores within the residential real estate portfolio have generally remained stable over the last several years.
At December 31, 2017, weighted-average FICO scores within the residential real estate portfolio were 772 for HELOCs and 774 for consumer mortgages. HELOC utilization rates (total amount outstanding as a percentage of total available lines) were 54.5% and 55.6% at March 31, 2018 and December 31, 2017, respectively. Additionally, we maintained loan-to-value ratios based upon prudent guidelines to ensure consistency with Synovus' overall risk philosophy. At March 31, 2018, 36% of home equity line balances were secured by a first lien, and 64% were secured by a second lien. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.

Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of the origination date or, if the loan has been refinanced, as of the refinance date, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' consumer lending strategy, and Synovus does not currently develop or offer specific sub-prime, alt-A, no documentation or stated income residential real estate loan products. Synovus estimates that, as of March 31, 2018, it had $91.0 million of higher-risk consumer loans (1.5% of the consumer portfolio and 0.4% of the total loan portfolio) compared to $98.8 million as of March 31, 2017. Included in these amounts as of March 31, 2018 and 2017 are approximately $12 million and $11 million, respectively, of accruing TDRs.
Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of average deposits for the time periods indicated.

Composition of Average Deposits
	Three Months Ended
(dollars in thousands)	March 31, 2018	%(1)	December 31, 2017	%(1)	March 31, 2017	%(1)
Non-interest bearing demand deposits	$7,391,696	28.7%	$7,621,147	29.0%	$7,174,146	28.8%
Interest bearing demand deposits	5,032,000	19.5	4,976,239	18.9	4,784,329	19.2
Money market accounts, excluding brokered deposits	7,561,554	29.3	7,514,992	28.6	7,424,627	29.8
Savings deposits	811,588	3.1	804,853	3.0	909,660	3.7
Time deposits, excluding brokered deposits	3,039,325	11.8	3,170,445	12.1	3,245,306	13.0
Brokered deposits	1,951,910	7.6	2,198,333	8.4	1,380,787	5.5
Total average deposits	$25,788,073	100.0%	$26,286,009	100.0%	$24,918,855	100.0%
Average non-time core deposits (2)	$20,796,838	80.6%	$20,917,231	79.6%	$20,292,762	81.4%

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
During the first quarter of 2018, total average deposits decreased $497.9 million, or 7.7% annualized, compared to the fourth quarter of 2017, but have increased $869.2 million, or 3.5%, compared to the first quarter of 2017. Average brokered deposits declined $246.4 million compared to the prior quarter with $112.0 million of the decline due to a reclassification described herein. Additionally, seasonal increases in temporary deposits during the fourth quarter of 2017 contributed to the first quarter decline. Average non-time core deposits decreased $120.4 million, or 2.3% annualized, compared to the prior quarter, and increased $504.1 million, or 2.5%, compared to the first quarter of 2017. During the quarter, Synovus obtained FDIC approval to report its sweep money market product, offered by Synovus Securities, as a component of core deposits. This product was reported as a brokered deposit through February of 2018. The balances in these accounts totaled $307.0 million as of March 31, 2018, and resulted in an increase of $112.0 million in average non-time core deposits for the quarter, due to the reclassification. See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
Average non-interest bearing demand deposits as a percentage of total average deposits were 28.7% for the three months ended March 31, 2018, compared to 29.0% for the three months ended December 31, 2017 and 28.8% for the three months ended March 31, 2017.
Average time deposits of $100,000 and greater for the three months ended March 31, 2018, December 31, 2017, and March 31, 2017 were $3.42 billion, $3.66 billion, and $2.79 billion, respectively, and included average brokered time deposits of $1.53 billion, $1.65 billion, and $761.2 million, respectively. These larger deposits represented 13.3%, 13.9%, and 11.2% of total average deposits for the three months ended March 31, 2018, December 31, 2017, and March 31, 2017, respectively, and included brokered time deposits which represented 5.9%, 6.3%, and 3.1% of total average deposits for the three months ended March 31, 2018, December 31, 2017, and March 31, 2017, respectively.
During the first quarter of 2018, total average brokered deposits represented 7.6% of total average deposits compared to 8.4% and 5.5% of total average deposits the previous quarter and the first quarter a year ago, respectively.

Non-interest Income
Non-interest income for the first quarter of 2018 was $67.0 million, down $4.8 million, or 6.7%, compared to the first quarter of 2017. Adjusted non-interest income, which excludes investment securities gains (losses) and decrease in fair value of private equity investments, was $70.1 million, up $4.1 million, or 6.2%, compared to the first quarter of 2017. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
The following table shows the principal components of non-interest income.

Non-interest Income	Three Months Ended March 31,
(in thousands)	2018	2017	% Change
Service charges on deposit accounts	$19,940	$20,118	(0.9)%
Fiduciary and asset management fees	13,435	12,151	10.6
Card fees	10,199	9,844	3.6
Brokerage revenue	8,695	7,226	20.3
Mortgage banking income	5,047	5,766	(12.5)
Income from bank-owned life insurance	4,217	3,056	38.0
Investment securities gains, net	—	7,668	nm
Decrease in fair value of private equity investments, net	(3,056)	(1,814)	nm
Other fee income	4,618	4,868	(5.1)
Other non-interest income	3,951	2,956	33.7
Total non-interest income	$67,046	$71,839	(6.7)%

Principal Components of Non-interest Income
Service charges on deposit accounts for the first quarter of 2018 were down $178 thousand, or 0.9%, compared to the first quarter of 2017. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were $9.0 million for the first quarter of 2018, down $26 thousand, or 0.3%, compared to the first quarter of 2017. Account analysis fees were $6.0 million for the first quarter of 2018, down $113 thousand, or 1.8%, compared to the first quarter of 2017. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, were $4.9 million, down $39 thousand, or 0.8%, compared to the same period in 2017.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, and financial planning services. Fiduciary and asset management fees were $13.4 million for the three months ended March 31, 2018, an increase of $1.3 million, or 10.6%, over the three months ended March 31, 2017. The increase was driven by growth in total assets under management, which increased by 19% year-over-year to approximately $14 billion, due to the benefit of new talent additions and market expansion strategies.
Card fees totaled $10.2 million for the first quarter of 2018, a $355 thousand, or 3.6%, increase over the same period in 2017. Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant discounts. Card fees are reported net of certain associated expense items including customer loyalty program expenses and network expenses.
Brokerage revenue was $8.7 million for the first quarter of 2018, a $1.5 million, or 20.3%, increase over the three months ended March 31, 2017. The increase in 2018 from 2017 was largely driven by growth in brokerage assets under management due primarily to new talent additions. Brokerage revenue consists primarily of brokerage commissions. Additionally, brokerage revenue includes advisory fees earned from the management of customer assets. Brokerage assets under management were approximately $2.6 billion at March 31, 2018, an increase of 26% from $2.1 billion at March 31, 2017.
Mortgage banking income decreased $719 thousand, or 12.5%, for the first quarter of 2018 compared to the same period in 2017, reflecting softer production volume in a rising interest rate environment.
Income from bank-owned life insurance increased $1.2 million, or 38.0%, for the first quarter of 2018 compared to the same period in 2017, due to additional investments in bank-owned life insurance policies, increases in the cash surrender value of these policies, and death benefits.
Private equity investments consist of an equity method investment in a venture capital fund. The net loss of $3.1 million for the first quarter of 2018 and the net loss of $1.8 million for the first quarter of 2017 consisted mostly of net unrealized losses on certain investments within the fund.

Other fee income includes fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for automated teller machine use, customer swap dealer fees, and other service charges. Other fee income was lower by $250 thousand, or 5.1%, for the three months ended March 31, 2018 compared to the same period in 2017.
The main components of other non-interest income are income from insurance commissions, gains from sales of GGL/SBA loans, and other miscellaneous items. Other non-interest income was up $995 thousand, or 33.7%, for the first quarter of 2018 compared to the three months ended March 31, 2017, due primarily to higher gains on sales of GGL/SBA loans of $844 thousand.
Non-interest Expense
Non-interest expense for the first quarter of 2018 of $195.2 million decreased $2.2 million, or 1.1%, compared to the first quarter of 2017. The first quarter of 2018 includes a $2.6 million reduction in litigation contingency accruals and the first quarter of 2017 included $6.5 million in restructuring charges. Adjusted non-interest expense of $197.8 million increased $7.2 million, or 3.8%, year-over-year. Strong operating leverage for the first quarter of 2018 resulted in an efficiency ratio of 57.16%, improved from 64.84% for the first quarter of 2017. The adjusted efficiency ratio was 57.42%, down 483 basis points from the same period a year ago. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.
The following table summarizes the components of non-interest expense.

Non-interest Expense
	Three Months Ended March 31,
(in thousands)	2018	2017	% Change
Salaries and other personnel expense	$113,720	$107,191	6.1%
Net occupancy and equipment expense	31,480	29,331	7.3
Third-party processing expense	13,945	12,603	10.6
FDIC insurance and other regulatory fees	6,793	6,770	0.3
Professional fees	5,505	5,355	2.8
Advertising expense	5,092	5,912	(13.9)
Foreclosed real estate expense, net	856	2,134	(59.9)
Restructuring charges, net	(315)	6,511	nm
Other operating expenses	18,103	21,581	(16.1)
Total non-interest expense	$195,179	$197,388	(1.1)%

Salaries and other personnel expenses increased $6.5 million, or 6.1%, for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to talent additions, higher incentive compensation, and higher self-insurance expense.
Net occupancy and equipment expense increased $2.1 million, or 7.3%, during the three months ended March 31, 2018, compared to the same period in 2017 driven primarily by costs associated with growth in technology investments.
Third-party processing expense includes all third-party core operating system and processing charges as well as third-party servicing charges. Third-party processing expense increased $1.3 million, or 10.6%, compared to the first quarter of 2017 due to an increase of $1.4 million from servicing fees associated with loan growth from Synovus' two consumer-based lending partnerships.
During the three months ended March 31, 2018, Synovus recorded net lease termination accrual reversals of $377 thousand related to branches closed in prior years. During the three months ended March 31, 2017, Synovus recorded severance charges of $6.5 million including $6.2 million for termination benefits incurred in conjunction with a voluntary early retirement program offered to Synovus employees during the first quarter of 2017.
Other operating expenses for the first quarter of 2018 include a benefit of $2.6 million from reduction in litigation contingency accruals.
Income Tax Expense
Income tax expense was $30.2 million and $33.8 million for the three months ended March 31, 2018 and 2017, respectively, representing an effective tax rate of 22.6% and 32.0% for the respective periods. The decrease in the effective tax rate reflects changes incurred as a result of Federal Tax Reform, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017.
The effective tax rate is impacted by discrete items that may occur in any given period but are not consistent from period-to-period such as tax benefits associated with the exercise and vesting of employee equity awards, changes to unrecognized tax benefits, and jurisdiction statutory tax rate changes. On March 2, 2018, a Georgia law was enacted that reduced the corporate income tax rate to 5.75% for tax years beginning on or after January 1, 2019. This rate reduction required Synovus to adjust its deferred tax assets and liabilities during the first quarter of 2018 and resulted in additional income tax expense of $1.3 million.
CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the quality of its loan portfolio by industry, property type, geography, as well as credit quality metrics and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. Credit quality metrics have remained favorable during the first three months of 2018.
The table below includes selected credit quality metrics.

Credit Quality Metrics
(dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Non-performing loans	$120,081	115,561	158,366
Impaired loans held for sale(1)	6,591	11,278	8,442
Other real estate	4,496	3,758	20,425
Non-performing assets	$131,168	$130,597	$187,233
Non-performing loans as a % of total loans	0.48%	0.47	0.65
Non-performing assets as a % of total loans, other loans held for sale, and ORE	0.53	0.53	0.77
Loans 90 days past due and still accruing	$5,416	4,414	2,777
As a % of total loans	0.02%	0.02	0.01
Total past due loans and still accruing	$54,150	52,031	62,137
As a % of total loans	0.22%	0.21	0.26
Net charge-offs, quarter	$4,280	8,979	6,918
Net charge-offs/average loans, quarter	0.07%	0.15	0.12
Net charge-offs, year-to-date	$4,280	69,675	6,918
Net charge-offs/average loans, year-to-date	0.07%	0.29	0.12
Provision for loan losses, quarter	$12,776	8,564	8,674
Provision for loan losses, year-to-date	12,776	67,185	8,674
Allowance for loan losses	257,764	249,268	253,514
Allowance for loan losses as a % of total loans	1.04%	1.01	1.05

(1) Represent only impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value, less costs to sell, based primarily on estimated sales proceeds net of selling costs.
Non-performing Assets
Total NPAs were $131.2 million at March 31, 2018, a $571 thousand, or 0.4%, increase from $130.6 million at December 31, 2017 and a $56.1 million, or 29.9%, decrease from $187.2 million at March 31, 2017. The year-over-year decline in non-performing assets was driven by the continued resolution of problem assets including accelerated dispositions and transfers to held for sale in conjunction with the balance sheet restructuring actions. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate were 0.53% at March 31, 2018 compared to 0.53% at December 31, 2017 and 0.77% at March 31, 2017.
Troubled Debt Restructurings
Accruing TDRs were $129.4 million at March 31, 2018, compared to $151.3 million at December 31, 2017 and $172.4 million at March 31, 2017. Accruing TDRs declined $21.9 million, or 14.5%, from December 31, 2017 and $43.0 million, or 25.0%, from a year ago primarily due to continued decline in TDR inflows, fewer TDRs needing to retain the TDR designation upon subsequent renewal, refinance, or modification, and pay-offs.

At March 31, 2018, the allowance for loan losses allocated to these accruing TDRs was $6.1 million compared to $8.7 million at December 31, 2017 and $8.6 million at March 31, 2017. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At March 31, 2018 and December 31, 2017, 97% and 99%, respectively, of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have remained negligible. There were no defaults for both the three months ended March 31, 2018 and the three months ended March 31, 2017.

Accruing TDRs by Risk Grade	March 31, 2018		December 31, 2017		March 31, 2107
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Pass	$56,924	44.0%	$57,136	37.8%	$74,849	43.4%
Special Mention	15,429	11.9	15,879	10.5	19,022	11.0
Substandard accruing	57,041	44.1	78,256	51.7	78,550	45.6
Total accruing TDRs	$129,394	100.0%	$151,271	100.0%	$172,421	100.0%

Accruing TDRs Aging by Portfolio Class
	March 31, 2018
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Investment properties	$18,334	$202	$—	$18,536
1-4 family properties	11,827	181	—	12,008
Land and development	13,844	718	—	14,562
Total commercial real estate	44,005	1,101	—	45,106
Commercial, financial and agricultural	21,497	1,157	21	22,675
Owner-occupied	35,676	344	—	36,020
Total commercial and industrial	57,173	1,501	21	58,695
Home equity lines	2,866	418	191	3,475
Consumer mortgages	17,208	170	—	17,378
Credit cards	—	—	—	—
Other consumer loans	4,618	122	—	4,740
Total consumer	24,692	710	191	25,593
Total accruing TDRs	$125,870	$3,312	$212	$129,394

	December 31, 2017
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Investment properties	$21,398	$—	$—	$21,398
1-4 family properties	14,865	191	—	15,056
Land and development	14,835	381	—	15,216
Total commercial real estate	51,098	572	—	51,670
Commercial, financial and agricultural	33,789	1,161	44	34,994
Owner-occupied	35,554	—	—	35,554
Total commercial and industrial	69,343	1,161	44	70,548
Home equity lines	5,096	—	—	5,096
Consumer mortgages	18,588	80	—	18,668
Credit cards	—	—	—	—
Other consumer loans	5,097	192	—	5,289
Total consumer	28,781	272	—	29,053
Total accruing TDRs	$149,222	$2,005	$44	$151,271

Non-accruing TDRs were $20.7 million at March 31, 2018 compared to $11.7 million at December 31, 2017. Non-accruing TDRs generally may be returned to accrual status if there has been a period of performance, consisting usually of at least a six month sustained period of repayment performance in accordance with the terms of the agreement.
Potential Problem Loans
Potential problem loans are defined by management as being certain performing loans with a well-defined weakness where there is known information about possible credit problems of borrowers which causes management to have concerns about the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of commercial Substandard accruing loans but exclude loans 90 days past due and still accruing interest and accruing TDRs classified as Substandard since these loans are disclosed separately. Potential problem commercial loans were $137.6 million at March 31, 2018 compared to $103.3 million and $154.1 million at December 31, 2017 and March 31, 2017, respectively. Synovus cannot predict whether these potential problem loans ultimately will become non-performing loans or result in losses.
Net Charge-offs
Net charge-offs for the three months ended March 31, 2018 were $4.3 million, or 0.07% as a percentage of average loans annualized, compared to $6.9 million, or 0.12%, as a percentage of average loans annualized for the three months ended March 31, 2017. Net charge-offs for the three months ended March 31, 2018 included the benefit of a $5.1 million recovery.
Provision for Loan Losses and Allowance for Loan Losses
For the three months ended March 31, 2018, the provision for loan losses was $12.8 million, an increase of $4.1 million, or 47.3%, compared to the three months ended March 31, 2017.
The allowance for loan losses at March 31, 2018 was $257.8 million, or 1.04% of total loans, compared to $249.3 million, or 1.01% of total loans, at December 31, 2017 and $253.5 million, or 1.05% of total loans, at March 31, 2017. The increase in the allowance for loan losses as a percentage of total loans compared to year-end is primarily due to additional specific reserves placed on two credits during the first quarter of 2018.
Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by their primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach to the Basel III Final Rule. Synovus has always placed great emphasis on maintaining a solid capital base and continues to satisfy applicable regulatory capital requirements.
At March 31, 2018, Synovus and Synovus Bank's capital levels remained strong and each exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Capital Ratios
(dollars in thousands)	March 31, 2018	December 31, 2017
Common equity Tier 1 capital (transitional)
Synovus Financial Corp.	$2,814,494	$2,763,168
Synovus Bank	3,223,537	3,155,163
Tier 1 capital
Synovus Financial Corp.	2,924,109	2,872,001
Synovus Bank	3,223,537	3,155,163
Total risk-based capital
Synovus Financial Corp.	3,442,921	3,383,081
Synovus Bank	3,482,349	3,406,243
Common equity Tier 1 capital ratio (transitional)
Synovus Financial Corp.	10.13%	9.99%
Synovus Bank	11.63	11.43
Tier 1 capital ratio
Synovus Financial Corp.	10.53	10.38
Synovus Bank	11.63	11.43
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.39	12.23
Synovus Bank	12.56	12.33
Leverage ratio
Synovus Financial Corp.	9.37	9.19
Synovus Bank	10.34	10.12
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	8.79	8.88

(1) See " Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.
The Basel III capital rules became effective January 1, 2015 for Synovus and Synovus Bank, subject to a transition period for several aspects, including the capital conservation buffer and certain regulatory capital adjustments and deductions, as described below. Under the Basel III capital rules, the minimum capital requirements for Synovus and Synovus Bank include a common equity Tier 1 (CET1) ratio of 4.5%; Tier 1 capital ratio of 6%; total capital ratio of 8%; and leverage ratio of 4%. When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased-in over a three-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019). As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. Under the Basel III capital rules, Synovus and Synovus Bank are well-capitalized if each has a CET1 ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a total risk-based capital ratio of 10% or greater, a leverage ratio of 5% or greater, and are not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure.
On January 23, 2018, Synovus announced a $150 million share repurchase program to be completed during 2018. As of March 31, 2018, Synovus had repurchased under this program a total of $26.7 million, or 535 thousand shares of its common stock, at an average price of $49.98 per share. As of March 31, 2018 and May 3, 2018, the remaining authorization under this program was $123.3 million and $115.4 million, respectively. During the first quarter of 2018, Synovus declared common dividends of $0.25 per share, payable in April 2018, a 67% increase from the previous quarter.
As of March 31, 2018, total disallowed deferred tax assets were $67.1 million or 0.24% of risk-weighted assets, compared to $70.4 million, or 0.25% of risk-weighted assets, at December 31, 2017. Disallowed deferred tax assets for CET1 were $53.7 million at March 31, 2018 compared to $56.3 million at December 31, 2017. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes" in Synovus' 2017 Form 10-K for more information on Synovus' net deferred tax asset.
At March 31, 2018, Synovus' CET1 ratio was 10.13% under the Basel III transitional provisions, and the estimated fully phased-in CET1 ratio was 10.03%, both of which are well in excess of regulatory requirements including the capital conservation buffer. On November 21, 2017, federal banking regulators adopted a final rule to extend the regulatory capital transition applicable during 2017 to future periods for banking organizations (such as Synovus) that are not subject to the advanced approaches capital rule. This reduced the capital impact to Synovus in 2018 from the fully phased-in implementation of Basel III that was originally required. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in this Report for applicable reconciliation to GAAP measure. Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements.
Dividends
Synovus has historically paid a quarterly cash dividend to the holders of its common stock. Management and the Board of Directors closely monitor current and projected capital levels, liquidity (including dividends from subsidiaries), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends. During the first quarter of 2018, with the quarterly dividend declared in the first quarter and payable in the second quarter of 2018, Synovus increased the quarterly common stock dividend by 67% to $0.25 per share.
Synovus' ability to pay dividends on its capital stock, consisting of the common stock and the Series C Preferred Stock, is primarily dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities, as further discussed below. During the three months ended March 31, 2018, Synovus Bank paid upstream cash dividends to Synovus totaling $45.0 million and during the three months ended March 31, 2017, Synovus Bank paid upstream cash dividends to Synovus totaling $100.0 million. For the year ended December 31, 2017, Synovus Bank and non-bank subsidiaries made upstream cash distributions to the Parent Company totaling $451.0 million including cash dividends of $283.2 million.
    Synovus declared dividends of $0.25 and $0.15 per common share for the three months ended March 31, 2018 and March 31, 2017, respectively. In addition to dividends paid on its common stock, Synovus paid dividends of $2.6 million on its Series C Preferred Stock during both the three months ended March 31, 2018 and 2017.
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
Synovus Bank also generates liquidity through the national deposit markets through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. On September 25, 2017, Synovus Bank completed the Cabela's Transaction and thereby retained WFB's $1.10 billion brokered time deposit portfolio with a weighted average remaining maturity of approximately 2.53 years and a weighted average rate of 1.83 percent. Synovus Bank has the capacity to access funding through its membership in the FHLB system. At March 31, 2018, based on currently pledged collateral, Synovus Bank had access to incremental funding of $813.0 million, subject to FHLB credit policies, through utilization of FHLB advances.
In addition to bank level liquidity management, Synovus must manage liquidity at the parent company level for various operating needs including the servicing of debt, the payment of dividends on our common stock and preferred stock, share repurchases, payment of general corporate expenses and potential capital infusions into subsidiaries. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and the Federal Reserve Bank. During the three months ended March 31, 2018, Synovus Bank paid upstream cash dividends to Synovus totaling $45.0 million and during the three months ended March 31, 2017, Synovus Bank paid upstream cash dividends to Synovus totaling $100.0 million. For the year ended December 31, 2017, Synovus Bank and non-bank subsidiaries made upstream cash distributions to the Parent Company totaling $451.0 million including cash dividends of $283.2 million. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity, and overall condition. In addition, GA DBF rules and related statutes contain limitations on payments of dividends by Synovus without the approval of the GA DBF.
On November 1, 2017, Synovus issued $300.0 million aggregate principal amount of 3.125% senior notes maturing in 2022 in a public offering with aggregate proceeds of $296.9 million, net of discount and debt issuance costs. On November 9, 2017, Synovus redeemed all of the $300.0 million aggregate principal amount of its 7.875% senior notes due 2019 at a "make whole" premium. 2017 results included a loss of $23.2 million related to early extinguishment of these notes. Additionally, during 2017, Synovus paid off the remaining balance of $278.6 million of its subordinated notes at their maturity date of June 15, 2017.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I – Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results." of Synovus' 2017 Form 10-K. Furthermore, Synovus may, from time to time, take advantage of attractive market opportunities to refinance its existing debt, redeem its preferred stock, which is redeemable beginning on August 1, 2018, or strengthen its liquidity or capital position.
Earning Assets and Sources of Funds
Average total assets for the three months ended March 31, 2018 increased $803.6 million or 2.6%, to $31.25 billion as compared to $30.44 billion for the first three months of 2017. Average earning assets increased $944.1 million, or 3.3%, in the first three months of 2018 compared to the same period in 2017 and represented 94.2% of average total assets at March 31, 2018, as compared to 93.6% at March 31, 2017. The increase in average earning assets resulted from a $828.8 million increase in average loans, net, and a $255.6 million increase in average taxable investment securities. These increases were partially offset by a $125.4 million decrease in average interest bearing funds held at the Federal Reserve Bank. Average interest bearing liabilities increased $621.0 million, or 3.1%, to $20.73 billion for the first three months of 2018 compared to the same period in 2017. The increase in average interest bearing liabilities was driven by a $560.7 million increase in average time deposits and a $247.7 million increase in average interest bearing demand deposits. These increases were partially offset by a $98.1 million decrease in average savings deposits. Average non-interest bearing demand deposits increased $217.5 million, or 3.0%, to $7.39 billion for the first three months of 2018 compared to the same period in 2017.
Net interest income for the three months ended March 31, 2018 was $274.3 million, an increase of $34.4 million, or 14.3%, compared to $239.9 million for the three months ended March 31, 2017.
The net interest margin was 3.78% for the three months ended March 31, 2018, an increase of 36 basis points from 3.42% for the three months ended March 31, 2017. The yield on earning assets was 4.31%, up 43 basis points compared to the first quarter of 2017 and the effective cost of funds increased 7 basis points to 0.53%. The yield on loans was 4.70%, an increase of 45 basis points from the first quarter of 2017 and the yield on investment securities was 2.34%, an increase of 27 basis points from the first quarter of 2017. Earning asset yields also benefited from a reduction of the average balance of lower yielding funds held at the Federal Reserve.
On a sequential quarter basis, net interest income increased by $4.6 million and the net interest margin increased by 13 basis points to 3.78%. The increase in net interest income was driven by a $222.8 million increase in average loans, net and a $159.9 million increase in average taxable investment securities. These increases were partially offset by a $274.0 million decrease in lower yielding funds held at the Federal Reserve. The increase in net interest income for the quarter was also driven by margin expansion. Additionally, the rate increases in December and March favorably impacted net interest income and the net interest margin for the three months ended March 31, 2018 compared to the previous quarter. The yield on earning assets was 4.31%, up 16 basis points from the fourth quarter of 2017. This increase was driven by a 15 basis point increase in loan yields. The effective cost of funds was 0.53% for the first quarter of 2018, up 3 basis points from the fourth quarter of 2017. This metric was favorably impacted by the refinancing of $300 million in senior debt completed during the fourth quarter of 2017.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Average Balances, Interest, and Yields	2018	2017
(dollars in thousands) (yields and rates annualized)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Earning Assets:
Taxable investment securities (1)	$4,097,162	3,937,278	3,786,436	3,844,688	3,841,556
Yield	2.34%	2.29	2.11	2.11	2.06
Tax-exempt investment securities(1)(3)	$140	180	259	340	2,730
Yield (taxable equivalent) (3)	6.57%	7.97	7.86	6.87	5.81
Trading account assets(4)	$8,167	7,360	7,823	3,667	6,443
Yield	2.66%	2.78	2.09	2.28	1.72
Commercial loans(2)(3)	$18,963,515	18,935,774	19,059,936	19,137,733	19,043,384
Yield	4.64%	4.49	4.41	4.27	4.16
Consumer loans(2)	$5,899,015	5,704,629	5,440,765	5,215,258	4,992,683
Yield	4.71%	4.54	4.55	4.49	4.40
Allowance for loan losses	$(251,635)	(252,319)	(249,248)	(251,219)	(253,927)
Loans, net (2)	$24,610,895	24,388,084	24,251,453	24,101,772	23,782,140
Yield	4.70%	4.55	4.49	4.36	4.25
Mortgage loans held for sale	$38,360	45,353	52,177	52,224	46,554
Yield	3.95%	3.96	3.88	3.87	4.01
Other earning assets (4)	$516,575	922,296	543,556	561,503	654,322
Yield	1.48%	1.31	1.23	1.00	0.77
Federal Home Loan Bank and Federal Reserve Bank Stock(5)	$177,381	159,455	175,263	177,323	170,844
Yield	3.39%	4.03	3.50	2.99	3.42
Total interest earning assets	$29,448,680	29,460,006	28,816,967	28,741,517	28,504,589
Yield	4.31%	4.15	4.11	3.99	3.88
Interest Bearing Liabilities:
Interest bearing demand deposits	$5,032,000	4,976,239	4,868,372	4,837,053	4,784,329
Rate	0.31%	0.28	0.27	0.23	0.19
Money Market accounts, excluding brokered deposits	$7,561,554	7,514,992	7,528,036	7,427,562	7,424,627
Rate	0.43%	0.36	0.34	0.32	0.31
Savings deposits	$811,587	804,853	803,184	805,019	909,660
Rate	0.03%	0.03	0.03	0.04	0.11
Time deposits under $100,000	$1,143,780	1,166,413	1,183,582	1,202,746	1,215,593
Rate	0.71%	0.70	0.68	0.67	0.64
Time deposits over $100,000	$1,895,545	2,004,031	2,067,347	2,040,924	2,029,713
Rate	1.02%	0.99	0.97	0.94	0.92
Non-maturing brokered deposits	$424,118	546,413	547,466	564,043	619,627
Rate	1.14%	0.81	0.73	0.54	0.41
Brokered time deposits	$1,527,793	1,651,920	983,423	815,515	761,159
Rate	1.75%	1.63	1.16	0.94	0.92
Total interest bearing deposits	$18,396,377	18,664,861	17,981,410	17,692,862	17,744,708
Rate	0.58%	0.54	0.46	0.41	0.39
Federal funds purchased and securities sold under repurchase agreements	$202,226	184,369	191,585	183,400	176,854
Rate	0.21%	0.15	0.08	0.10	0.09
Long-term debt	$2,127,994	1,713,982	1,985,175	2,270,452	2,184,072
Rate	2.32%	2.67	2.81	2.83	2.83
Total interest bearing liabilities	$20,726,597	20,563,212	20,158,170	20,146,714	20,105,634
Rate	0.76%	0.72	0.69	0.68	0.65
Non-interest bearing demand deposits	$7,391,695	7,621,147	7,305,508	7,298,845	7,174,146
Effective cost of funds	0.53%	0.50	0.48	0.48	0.46
Net interest margin	3.78%	3.65	3.63	3.51	3.42
Taxable equivalent adjustment (3)	$116	234	283	298	309

(1) Excludes net unrealized gains (losses).
(2) Average loans are shown net of deferred fees and costs. Non-performing loans are included.
(3) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21% beginning in 2018, and 35% for prior years, in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.
(4) Includes interest bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(5) Included as a component of Other Assets on the balance sheet.

Net Interest Income and Rate/Volume Analysis
The following tables set forth the major components of net interest income and the related annualized yields and rates for the three months ended March 31, 2018 and 2017, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Three Months Ended March 31,						2018 Compared to 2017
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2018	2017	2018	2017	2018	2017	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$4,097,162	$3,841,556	$23,929	$19,807	2.34%	2.06%	$1,298	$2,824	$4,122
Tax-exempt investment securities(2)	140	2,730	2	40	6.57	5.81	(37)	(1)	(38)
Total investment securities	4,097,302	3,844,286	23,931	19,847	2.34	2.07	1,261	2,823	4,084
Trading account assets	8,167	6,443	54	28	2.66	1.72	7	19	26
Taxable loans, net(1)	24,810,104	23,962,562	284,919	248,800	4.66	4.21	8,819	27,300	36,119
Tax-exempt loans, net(1)(2)	52,426	73,505	552	843	4.27	4.65	(242)	(49)	(291)
Allowance for loan losses	(251,635)	(253,927)
Loans, net	24,610,895	23,782,140	285,471	249,643	4.70	4.25	8,577	27,251	35,828
Mortgage loans held for sale	38,360	46,554	379	467	3.95	4.01	(81)	(7)	(88)
Other earning assets(3)	516,575	654,322	1,914	1,263	1.48	0.77	(262)	913	651
Federal Home Loan Bank and Federal Reserve Bank stock	177,381	170,844	1,501	1,462	3.39	3.42	55	(16)	39
Total interest earning assets	29,448,680	28,504,589	313,250	272,710	4.31	3.88	9,557	30,983	40,540
Cash and due from banks	398,865	401,845
Premises and equipment, net	426,902	416,346
Other real estate	3,785	22,156
Other assets(4)	967,476	1,097,153
Total assets	$31,245,708	$30,442,089

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$5,032,000	$4,784,329	$3,814	$2,251	0.31%	0.19%	$116	$1,447	$1,563
Money market accounts	7,985,672	8,044,254	9,152	6,238	0.46	0.31	(46)	2,960	2,914
Savings deposits	811,587	909,660	59	249	0.03	0.11	(27)	(163)	(190)
Time deposits	4,567,118	4,006,465	13,350	8,220	1.19	0.83	1,147	3,983	5,130
Federal funds purchased and securities sold under repurchase agreements	202,226	176,854	107	38	0.21	0.09	6	63	69
Long-term debt	2,127,994	2,184,072	12,368	15,478	2.32	2.83	(391)	(2,719)	(3,110)
Total interest-bearing liabilities	20,726,597	20,105,634	38,850	32,474	0.76	0.65	805	5,571	6,376
Non-interest bearing deposits	7,391,695	7,174,146
Other liabilities	210,558	218,666
Shareholders' equity	2,916,858	2,943,643
Total liabilities and equity	$31,245,708	$30,442,089
Interest rate spread:					3.55%	3.23%
Net interest income - FTE/margin(5)			$274,400	$240,236	3.78%	3.42%	$8,752	$25,412	$34,164
Taxable equivalent adjustment			116	309
Net interest income, actual			$274,284	$239,927

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2018 - $7.9 million, 2017 - $7.9 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate (21% in 2018 and 35% in 2017), in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.
(3) Includes interest bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(4) Includes average net unrealized gains (losses) on investment securities available for sale of $(100.6) million and $(49.8) million for the three months ended March 31, 2018 and
2017, respectively.
(5) The net interest margin is calculated by dividing annualized net interest income - FTE by average total interest earnings assets.

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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 1.50% to 1.75% and the current prime rate of 4.75%. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a gradual decline of 100 basis points to determine the sensitivity of net interest income for the next twelve months. Synovus continues to maintain a modestly asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment and reduce net interest income in a declining interest rate environment. The following table represents the estimated sensitivity of net interest income to these changes in short-term interest rates at March 31, 2018, with comparable information for December 31, 2017.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

Change in Short-term Interest Rates (in basis points)	March 31, 2018	December 31, 2017
+200	2.9%	3.6%
+100	1.2%	1.9%
Flat	—%	—%
-100	-3.9%	-4.7%

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

	As of March 31, 2018
Change in Short-term Interest Rates (in basis points)	Base Scenario	15% Increase in Average Repricing Beta
+200	2.9%	1.2%
+100	1.2%	0.4%

The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter term time horizon. Synovus also evaluates potential longer term interest rate risk through modeling and evaluation of EVE. Simulation modeling is utilized to measure the economic value of equity and its sensitivity to immediate changes in interest rates. This EVE modeling allows Synovus to capture longer-term repricing risk and options risk embedded in the balance sheet. These simulations value only the current balance sheet and do not incorporate growth assumptions used in the net interest income simulation. The economic value of equity is the net fair value of assets, liabilities, and off-balance sheet financial instruments derived from the present value of future cash flows discounted at current market interest rates. From this baseline valuation. Synovus evaluates changes in the value of each of these items in various interest rate scenarios to determine the net impact on the economic value of equity. Key assumptions utilized in the model, namely loan prepayments, investment security prepayments, deposit repricing betas, and non-maturity deposit duration have a significant impact on the results of the EVE simulations. As illustrated in the table below, the EVE model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 1.9% and by 0.4%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. Assuming an immediate 100 basis point decline in rates, EVE is projected to decrease by 16.9%. These metrics reflect a relatively stable long term interest rate risk position as compared to December 31, 2017.

	Estimated Change in EVE
Immediate Change in Interest Rates (in basis points)	March 31, 2018	December 31, 2017
+200	0.4%	-0.2%
+100	1.9%	1.6%
-100	-16.9%	-16.9%

ADDITIONAL DISCLOSURES
Recently Issued Accounting Standards
Several accounting standards will be effective in fiscal year 2019 or later. Synovus is currently evaluating the requirements of these new ASUs to determine the impact on the consolidated financial statements:

•	ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities

•	ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities

•	ASU 2017-04, Intangibles-Goodwill and Other, Simplifying the Test for Goodwill Impairment

•	ASU 2016-13, Financial Instruments-Credit Losses (CECL)

•	ASU 2016-02, Leases
The ASUs with the most significant impact on Synovus are ASU 2016-13, Financial Instruments-Credit Losses (CECL), effective in 2020 and ASU 2016-02, Leases, effective in 2019.
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
Synovus is currently evaluating the potential financial statement impact from the implementation of this standard by reviewing its existing lease contracts and other contracts that may include embedded leases. Synovus currently expects to recognize lease liabilities and corresponding right-of-use assets (at their present value) related to substantially all of the $230 million of future minimum lease commitments as disclosed in Note 7 of Synovus' 2017 Form 10-K . However, the population of contracts requiring balance sheet recognition and their initial measurement continues to be under evaluation.

See "Note 1 - Significant Accounting Policies" in this Report for a discussion of recently adopted accounting standards updates.

Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for loan losses and determination of the fair value of financial instruments. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in Synovus' 2017 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. In connection with the adoption of ASU 2016-18, Statement of Cash Flows-Restricted Cash, Synovus changed its presentation of cash and cash equivalents, effective January 1, 2018, to include cash and due from banks as well as interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements, which are inclusive of any restricted cash and restricted cash equivalents. Prior to 2018, cash and cash equivalents only included cash and due from banks. Prior periods have been revised to maintain comparability. Excluding the aforementioned presentation change, there have been no significant changes to the accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2017 Form 10-K.

Non-GAAP Financial Measures
The measures entitled adjusted non-interest income; adjusted non-interest expense; adjusted efficiency ratio; adjusted net income per common share, diluted; adjusted return on average assets; adjusted return on average common equity; adjusted return on average tangible common equity; average non-time core deposits; tangible common equity ratio; and common equity Tier 1 (CET1) ratio (fully phased-in) are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest income; total non-interest expense; efficiency ratio; net income per common share, diluted; return on average assets; return on average common equity; total average deposits; the ratio of total shareholders' equity to total assets; and the CET1 ratio; respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted non-interest income is a measure used by management to evaluate non-interest income exclusive of net investment securities gains/losses and changes in fair value of private equity investments, net. Adjusted non-interest expense and the adjusted efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income per common share, diluted, adjusted return on average assets, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that are not indicative of ongoing operations and impact period-to-period comparisons. Average non-time core deposits is a measure used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. The adjusted return on average tangible common equity is a measure used by management to compare Synovus' performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity ratio and common equity Tier 1 (CET1) ratio (fully phased-in) are used by management and bank regulators to assess the strength of our capital position. The computations of these measures are set forth in the tables below.

Reconciliation of Non-GAAP Financial Measures	Three Months Ended
(in thousands, except per share data)	March 31, 2018	March 31, 2017
Adjusted non-interest income
Total non-interest income	$67,046	$71,839
Subtract: Investment securities gains, net	—	(7,668)
Add: Decrease in fair value of private equity investments, net	3,056	1,814
Adjusted non-interest income	$70,102	$65,985

Adjusted non-interest expense
Total non-interest expense	$195,179	$197,388
Subtract: Merger-related expense	—	(86)
Add: Litigation contingency expense	2,626	—
Add/subtract: Restructuring charges, net	315	(6,511)
Subtract: Amortization of intangibles	(292)	(183)
Adjusted non-interest expense	$197,828	$190,608

Reconciliation of Non-GAAP Financial Measures, continued	Three Months Ended
(in thousands, except per share data)	March 31, 2018	March 31, 2017
Adjusted efficiency ratio
Adjusted non-interest expense	$197,828	$190,608

Net interest income	274,284	239,927
Add: Tax equivalent adjustment	116	309
Add: Total non-interest income	67,046	71,839
Subtract: Investment securities gains, net	—	(7,668)
Total FTE revenues	$341,446	$304,407
Add: Decrease in fair value of private equity investments, net	3,056	1,814
Adjusted total revenues	$344,502	$306,221
Efficiency ratio	57.16%	64.84%
Adjusted efficiency ratio	57.42	62.25

Adjusted net income per common share, diluted
Net income available to common shareholders	$100,607	$69,298
Add: Income tax expense related to effects of State Tax Reform	1,325	—
Add: Merger-related expense	—	86
Subtract: Litigation contingency expense	(2,626)	—
Subtract/add: Restructuring charges, net	(315)	6,511
Add: Amortization of intangibles	292	183
Subtract: Investment securities gains, net	—	(7,668)
Add: Decrease in fair value of private equity investments, net	3,056	1,814
Subtract: Tax effect of adjustments	(96)	(333)
Adjusted net income available to common shareholders	$102,243	$69,891
Weighted average common shares outstanding	119,321	123,059
Adjusted net income per common share, diluted	$0.86	$0.57

Adjusted return on average assets (annualized)
Net income	$103,166	$71,857
Add: Income tax expense related to effects of State Tax Reform	1,325	—
Add: Merger-related expense	—	86
Subtract: Litigation contingency expense	(2,626)	—
Subtract/add: Restructuring charges, net	(315)	6,511
Add: Amortization of intangibles	292	183
Subtract: Investment securities gains, net	—	(7,668)
Add: Decrease in fair value of private equity investments, net	3,056	1,814
Subtract: Tax effect of adjustments	(96)	(333)
Adjusted net income	$104,802	$72,450
Net income annualized	$418,395	$291,420
Adjusted net income annualized	$425,030	$293,825
Total average assets	$31,245,708	$30,442,089
Return on average assets	1.34%	0.96%
Adjusted return on average assets (annualized)	1.36%	0.97%

Reconciliation of Non-GAAP Financial Measures, continued	Three Months Ended
(dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Adjusted return on average common equity and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$100,607	$27,046	$69,298
Add:Earnout liability adjustments	—	1,700	—
Add: Income Tax expense related to effects of Federal Tax Reform	—	47,181	—
Add: Income Tax expense related to effects of State Tax Reform	1,325	—	—
Add: Merger-related expense	—	—	86
Subtract/add: Litigation contingency expense	(2,626)	300	—
Subtract/add: Restructuring charges, net	(315)	(29)	6,511
Add: Amortization of intangibles	292	292	183
Add: Loss on early extinguishment of debt	—	23,160	—
Subtract: Investment securities gains, net	—	—	(7,668)
Add/subtract: Decrease (increase) in fair value of private equity investments, net	3,056	(100)	1,814
Subtract: Income tax benefit related to pre-2017 R&D credits and state taxes	—	(4,847)	—
Subtract: Tax effect of adjustments	(96)	(8,740)	(333)
Adjusted net income available to common shareholders	$102,243	$85,963	$69,891
Net income annualized	$414,652	$341,049	$283,447

Total average shareholders' equity less preferred stock	$2,790,878	$2,851,523	$2,817,663
Subtract: Goodwill	(57,315)	(57,315)	(59,649)
Subtract: Other intangible assets, net	(10,915)	(11,353)	(13,177)
Total average tangible shareholders' equity less preferred stock	$2,722,648	$2,782,855	$2,744,837
Adjusted return on average common equity (annualized)	14.86%	11.96%	10.06%
Adjusted return on average tangible common equity (annualized)	15.23	12.26	10.33

Reconciliation of Non-GAAP Financial Measures, continued
(dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Average non-time core deposits
Average total deposits	$25,788,073	$26,286,009	$24,918,855
Subtract: Average brokered deposits	(1,951,910)	(2,198,333)	(1,380,787)
Subtract: Average non-brokered time deposits	(3,039,325)	(3,170,445)	(3,245,306)
Average non-time core deposits	$20,796,838	$20,917,231	$20,292,762

Tangible common equity ratio
Total assets	$31,501,028	$31,221,837	$30,679,589
Subtract: Goodwill	(57,315)	(57,315)	(57,010)
Subtract: Other intangible assets, net	(10,750)	(11,254)	(12,137)
Tangible assets	$31,432,963	$31,153,268	$30,610,442
Total shareholders' equity	$2,956,495	$2,961,566	$2,962,127
Subtract: Goodwill	(57,315)	(57,315)	(57,010)
Subtract: Other intangible assets, net	(10,750)	(11,254)	(12,137)
Subtract: Series C Preferred Stock, no par value	(125,980)	(125,980)	(125,980)
Tangible common equity	$2,762,450	$2,767,017	$2,767,000
Total shareholders' equity to total assets ratio	9.39%	9.49%	9.66%
Tangible common equity ratio	8.79	8.88	9.04

Common equity Tier 1 (CET1) ratio (fully phased-in)
Common equity Tier 1 (CET1)	$2,814,494
Subtract: Adjustment related to capital components	(16,365)
CET1 (fully phased-in)	$2,798,129
Total risk-weighted assets	$27,781,615
Total risk-weighted assets (fully phased-in)	$27,907,054
Common equity Tier 1 (CET1) ratio	10.13%
Common equity Tier 1 (CET1) ratio (fully phased-in)	10.03

	Current outlook- increase (decrease) vs. 2017
(dollars in thousands)	2017	$	%
2018 Outlook for adjusted non-interest income growth
Total non-interest income, as reported	$345,327	$285 million-$290 million	(16%)-(18%)
Subtract: Cabela's Transaction Fee	(75,000)
Add: Investment securities losses, net	289
Add: decrease in fair value of private equity investments, net	3,093
Adjusted non-interest income	$273,709	$285 million-$290 million	4%-6%

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

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
Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations and financial condition for any particular period. For additional information, see "Note 13 - Commitments and Contingencies" of this Report, which Note is incorporated herein by this reference.
ITEM 1A. – RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in "Part I - Item IA - Risk Factors” of Synovus’ 2017 Form 10-K which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There were no material changes during the period covered by this Report to the risk factors previously disclosed in Synovus’ 2017 10-K.
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:
Synovus' Board of Directors authorized a $150 million share repurchase program that will expire at the end of 2018. This program was announced on January 23, 2018. The table below sets forth information regarding repurchases of our common stock during the first quarter of 2018.

Share Repurchases
(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	385	$50.19	385	$130,659
February 2018	147	49.45	147	123,399
March 2018	3	48.83	3	123,277
Total	535	$49.98	535

(1) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

The foregoing repurchases during the first quarter of 2018 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

SYNOVUS FINANCIAL CORP.

May 7, 2018	By:	/s/ Kevin S. Blair
Date		Kevin S. Blair
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)