Form 10-Q
period 2018-06-30
SYNOVUS FINANCIAL CORP
filed 2018-08-08
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
Commission file number 1-10312

______________________________
SYNOVUS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)
______________________________

Georgia	58-1134883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Bay Avenue Suite 500, Columbus, Georgia	31901
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (706) 649-2311
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par Value Series B Participating Cumulative Preferred Stock Purchase Rights Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D	New York Stock Exchange New York Stock Exchange New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	August 6, 2018
Common Stock, $1.00 Par Value	117,348,421

SYNOVUS FINANCIAL CORP.
INDEX OF DEFINED TERMS
ALCO – Synovus' Asset Liability Management Committee
AOCI - Accumulated other comprehensive income
ASC – Accounting Standards Codification
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
FCB - FCB Financial Holdings, Inc.
FDIC – Federal Deposit Insurance Corporation
Federal Reserve Bank – The 12 banks that are the operating arms of the U.S. central bank. They implement the policies of the Federal Reserve Board and also conduct economic research
Federal Reserve Board – The 7-member Board of Governors that oversees the Federal Reserve System, establishes monetary policy (interest rates, credit, etc.), and monitors the economic health of the country. Its members are appointed by the President subject to Senate confirmation, and serve 14-year terms
Federal Reserve System – The 12 Federal Reserve Banks, with each one serving member banks in its own district. This system, supervised by the Federal Reserve Board, has broad regulatory powers over the money supply and the credit structure
Federal Tax Reform – Enactment of H.R. 1, formerly known as the Tax Cuts and Jobs Act, on December 22, 2017, legislation in which a number of changes were made under the Internal Revenue Code, including a reduction of the corporate income tax rate, significant limitations on the deductibility of interest, allowance of the expensing of capital expenditures, limitation on

i

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
LTV – Loan-to-collateral value ratio
Merger Agreement – Agreement and Plan of Merger by and among Synovus, FCB and Azalea Merger Sub Corp. dated as of July 23, 2018
Merger – The proposed merger of Azalea Merger Sub Corp. with and into FCB pursuant to the terms and conditions of the Merger Agreement, with FCB continuing as the surviving entity. Immediately thereafter, FCB will merge with and into Synovus, with Synovus continuing as the surviving entity
NAICS – North American Industry Classification System
nm – not meaningful
NPA – Non-performing assets
NPL – Non-performing loans
NSF – Non-sufficient funds
OCI – Other comprehensive income
ORE – Other real estate
OTC– Over-the-counter
OTTI – Other-than-temporary impairment
Parent Company – Synovus Financial Corp.
SBA – Small Business Administration
SEC – U.S. Securities and Exchange Commission
Securities Act – Securities Act of 1933, as amended
Series C Preferred Stock – Synovus' Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, $25 liquidation preference
Series D Preferred Stock – Synovus' Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, $25 liquidation preference
Synovus – Synovus Financial Corp.
Synovus Bank – A Georgia state-chartered bank and wholly-owned subsidiary of Synovus, through which Synovus conducts its banking operations
Synovus' 2017 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2017
Synovus Mortgage – Synovus Mortgage Corp., a wholly-owned subsidiary of Synovus Bank
Synovus Securities – Synovus Securities, Inc., a wholly-owned subsidiary of Synovus

ii

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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$404,080	$397,848
Interest bearing funds with Federal Reserve Bank	613,082	460,928
Interest earning deposits with banks	33,754	26,311
Federal funds sold and securities purchased under resale agreements	40,872	47,846
Total cash, cash equivalents, restricted cash, and restricted cash equivalents(1)	1,091,788	932,933
Mortgage loans held for sale, at fair value	53,673	48,024
Investment securities available for sale, at fair value	3,929,962	3,987,069
Loans, net of deferred fees and costs	25,134,056	24,787,464
Allowance for loan losses	(251,725)	(249,268)
Loans, net	24,882,331	24,538,196
Cash surrender value of bank-owned life insurance	547,261	540,958
Premises and equipment, net	428,633	426,813
Goodwill	57,315	57,315
Other intangible assets	10,458	11,254
Deferred tax asset, net	182,983	165,788
Other assets	555,901	513,487
Total assets	$31,740,305	$31,221,837
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing deposits	$7,630,491	$7,686,339
Interest bearing deposits, excluding brokered deposits	16,961,187	16,500,436
Brokered deposits	1,851,010	1,961,125
Total deposits	26,442,688	26,147,900
Federal funds purchased and securities sold under repurchase agreements	207,580	161,190
Long-term debt	1,656,647	1,706,138
Other liabilities	265,696	245,043
Total liabilities	28,572,611	28,260,271
Shareholders' Equity
Series D Preferred Stock – no par value. Authorized 100,000,000 shares; 8,000,000 shares issued and outstanding at June 30, 2018	195,138	—
Series C Preferred Stock - no par value. 5,200,000 shares outstanding at June 30, 2018 and December 31, 2017	125,980	125,980
Common stock - $1.00 par value. Authorized 342,857,143 shares; 143,077,973 issued at June 30, 2018 and 142,677,449 issued at December 31, 2017; 117,841,369 outstanding at June 30, 2018 and 118,897,295 outstanding at December 31, 2017	143,078	142,678
Additional paid-in capital	3,045,014	3,043,129
Treasury stock, at cost – 25,236,604 shares at June 30, 2018 and 23,780,154 shares at December 31, 2017	(916,484)	(839,674)
Accumulated other comprehensive loss	(125,720)	(54,754)
Retained earnings	700,688	544,207
Total shareholders’ equity	3,167,694	2,961,566
Total liabilities and shareholders' equity	$31,740,305	$31,221,837

See accompanying notes to unaudited interim consolidated financial statements.
(1) See "Note 1 - Significant Accounting Policies" of this Report for information on Synovus' change in presentation of cash and cash equivalents.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Interest income:
Loans, including fees	$585,396	$511,319	$300,056	$261,971
Investment securities available for sale	47,812	40,099	23,884	20,266
Trading account assets	220	49	166	21
Mortgage loans held for sale	936	972	557	505
Federal Reserve Bank balances	4,568	2,515	2,818	1,304
Other earning assets	4,036	2,957	2,353	1,443
Total interest income	642,968	557,911	329,834	285,510
Interest expense:
Deposits	58,975	35,075	32,600	18,118
Federal funds purchased and securities sold under repurchase agreements	310	84	203	45
Long-term debt	24,822	31,728	12,454	16,250
Total interest expense	84,107	66,887	45,257	34,413
Net interest income	558,861	491,024	284,577	251,097
Provision for loan losses	24,566	18,934	11,790	10,260
Net interest income after provision for loan losses	534,295	472,090	272,787	240,837
Non-interest income:
Service charges on deposit accounts	39,938	40,370	19,999	20,252
Fiduciary and asset management fees	27,419	24,676	13,983	12,524
Card fees	21,032	19,885	10,833	10,041
Brokerage revenue	17,596	14,436	8,900	7,210
Mortgage banking income	9,887	11,548	4,839	5,784
Income from bank-owned life insurance	7,949	6,328	3,733	3,272
Investment securities (losses) gains, net	(1,296)	7,667	(1,296)	(1)
Decrease in fair value of private equity investments, net	(3,093)	(3,166)	(37)	(1,352)
Other fee income	9,877	11,033	5,259	6,164
Other non-interest income	11,124	7,762	7,174	4,807
Total non-interest income	140,433	140,539	73,387	68,701
Non-interest expense:
Salaries and other personnel expense	225,583	212,404	111,863	105,213
Net occupancy and equipment expense	64,134	59,264	32,654	29,933
Third-party processing expense	29,012	26,223	15,067	13,620
FDIC insurance and other regulatory fees	13,335	13,645	6,543	6,875
Professional fees	11,789	12,907	6,284	7,551
Advertising expense	10,312	11,258	5,220	5,346
Valuation adjustment to Visa derivative	2,328	—	2,328	—
Foreclosed real estate expense, net	749	3,582	(107)	1,448
Earnout liability adjustment	—	1,707	—	1,707
Restructuring charges, net	(212)	6,524	103	13
Other operating expenses	42,204	41,619	24,102	20,041
Total non-interest expense	399,234	389,133	204,057	191,747
Income before income taxes	275,494	223,496	142,117	117,791
Income tax expense	61,146	75,635	30,936	41,788
Net income	214,348	147,861	111,181	76,003
Dividends on preferred stock	5,119	5,119	2,559	2,559
Net income available to common shareholders	$209,229	$142,742	$108,622	$73,444
Net income per common share, basic	$1.77	$1.17	$0.92	$0.60
Net income per common share, diluted	1.75	1.16	0.91	0.60
Weighted average common shares outstanding, basic	118,531	122,251	118,397	122,203
Weighted average common shares outstanding, diluted	119,229	123,043	119,139	123,027

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Six Months Ended June 30,
	2018			2017
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$275,494	$(61,146)	$214,348	$223,496	$(75,635)	$147,861
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	—	—	—	130	(50)	80
Net unrealized (losses) gains on investment securities available for sale:
Reclassification adjustment for net losses (gains) realized in net income	1,296	(336)	960	(7,667)	2,952	(4,715)
Net unrealized (losses) gains arising during the period	(86,921)	22,512	(64,409)	20,250	(7,797)	12,453
Net unrealized (losses) gains	(85,625)	22,176	(63,449)	12,583	(4,845)	7,738
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(68)	22	(46)	(40)	16	(24)
Net unrealized (realized) gains	(68)	22	(46)	(40)	16	(24)
Other comprehensive (loss) income	$(85,693)	$22,198	$(63,495)	$12,673	$(4,879)	$7,794
Comprehensive income			$150,853			$155,655

	Three Months Ended June 30,
	2018			2017
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$142,117	$(30,936)	$111,181	$117,791	$(41,788)	$76,003
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	—	—	—	65	(25)	40
Net unrealized (losses) gains on investment securities available for sale:
Reclassification adjustment for net losses realized in net income	1,296	(336)	960	1	—	1
Net unrealized (losses) gains arising during the period	(25,476)	6,598	(18,878)	11,150	(4,293)	6,857
Net unrealized (losses) gains	(24,180)	6,262	(17,918)	11,151	(4,293)	6,858
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(34)	9	(25)	(20)	8	(12)
Net unrealized (realized) gains	(34)	9	(25)	(20)	8	(12)
Other comprehensive (loss) income	$(24,214)	$6,271	$(17,943)	$11,196	$(4,310)	$6,886
Comprehensive income			$93,238			$82,889

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Series D Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2016	$—	$125,980	$142,026	$3,028,405	$(664,595)	$(55,659)	$351,767	$2,927,924
Net income	—	—	—	—	—	—	147,861	147,861
Other comprehensive income, net of income taxes	—	—	—	—	—	7,794	—	7,794
Cash dividends declared on common stock - $0.30 per share	—	—	—	—	—	—	(36,696)	(36,696)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	—	(5,119)	(5,119)
Repurchases of common stock	—	—	—	—	(45,349)	—	—	(45,349)
Restricted share unit activity	—	—	330	(7,850)	—	—	(290)	(7,810)
Stock options exercised	—	—	143	2,361	—	—	—	2,504
Share-based compensation expense	—	—	—	6,838	—	—	—	6,838
Balance at June 30, 2017	$—	$125,980	$142,499	$3,029,754	$(709,944)	$(47,865)	$457,523	$2,997,947

Balance at December 31, 2017	$—	$125,980	$142,678	$3,043,129	$(839,674)	$(54,754)	$544,207	$2,961,566
Cumulative effect adjustment from adoption of ASU 2014-09	—	—	—	—	—	—	(685)	(685)
Reclassification from adoption of ASU 2018-02	—	—	—	—	—	(7,588)	7,588	—
Cumulative effect adjustment from adoption of ASU 2016-01	—	—	—	—	—	117	(117)	—
Net income	—	—	—	—	—	—	214,348	214,348
Other comprehensive loss, net of income taxes	—	—	—	—	—	(63,495)	—	(63,495)
Cash dividends declared on common stock - $0.50 per share	—	—	—	—	—	—	(59,185)	(59,185)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	—	(5,119)	(5,119)
Issuance of Series D Preferred Stock, net of issuance costs	195,138	—	—	—	—	—	—	195,138
Repurchases of common stock	—	—	—	—	(76,810)	—	—	(76,810)
Restricted share unit activity	—	—	289	(8,220)	—	—	(349)	(8,280)
Stock options exercised	—	—	111	1,785	—	—	—	1,896
Share-based compensation expense	—	—	—	8,320	—	—	—	8,320
Balance at June 30, 2018	$195,138	$125,980	$143,078	$3,045,014	$(916,484)	$(125,720)	$700,688	$3,167,694

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Operating Activities
Net income	$214,348	$147,861
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	24,566	18,934
Depreciation, amortization, and accretion, net	28,661	29,334
Deferred income tax expense	5,222	70,484
Originations of mortgage loans held for sale	(286,070)	(325,094)
Proceeds from sales of mortgage loans held for sale	287,175	323,861
Gain on sales of mortgage loans held for sale, net	(6,198)	(7,049)
Increase in other assets	(52,294)	(4,124)
Increase (decrease) in other liabilities	8,292	(9,667)
Investment securities losses (gains), net	1,296	(7,667)
Share-based compensation expense	8,320	6,838
Net cash provided by operating activities	233,318	243,711

Investing Activities
Proceeds from maturities and principal collections of investment securities available for sale	294,152	313,902
Proceeds from sales of investment securities available for sale	35,066	338,381
Purchases of investment securities available for sale	(367,458)	(748,754)
Proceeds from sales of loans	13,954	10,747
Proceeds from sales of other real estate	4,631	5,492
Net increase in loans	(382,086)	(612,309)
Purchases of bank-owned life insurance policies, net of settlements	1,783	(73,110)
Net increase in premises and equipment	(26,780)	(15,386)
Proceeds from sales of other assets held for sale	2,106	3,158
Net cash used in investing activities	(424,632)	(777,879)

Financing Activities
Net (decrease) increase in demand and savings deposits	(39,614)	367,450
Net increase in certificates of deposit	334,130	202,927
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	46,390	(9,320)
Repayments and redemption of long-term debt	(2,330,052)	(1,128,591)
Proceeds from issuance of long-term debt	2,280,000	1,075,000
Dividends paid to common shareholders	(47,510)	(18,349)
Dividends paid to preferred shareholders	(5,119)	(5,119)
Proceeds from issuance of Series D Preferred Stock	195,138	—
Stock options exercised	1,896	2,504
Repurchase of common stock	(76,810)	(45,349)
Taxes paid related to net share settlement of equity awards	(8,280)	(7,810)
Net cash provided by financing activities	350,169	433,343
Increase/(decrease) in cash and cash equivalents including restricted cash	158,855	(100,825)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period(1)	932,933	999,045
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period(1)	$1,091,788	$898,220

Supplemental Cash Flow Information
Cash paid during the period for:
Income tax payments, net	$38,619	$8,768
Interest paid	80,884	67,007
Non-cash Activities
Premises and equipment transferred to other assets held for sale	785	—
Other assets held for sale transferred to premises and equipment	—	4,450
Loans foreclosed and transferred to other real estate	7,561	5,516
Loans transferred to other loans held for sale at fair value	5,233	10,584
ASU 2014-09 cumulative effect adjustment to opening balance of retained earnings	(685)	—
Equity investment securities available for sale transferred to other assets at fair value	3,162	—
Dividends declared on common stock during the period but paid after period-end	29,510	18,349

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
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 250 branches and 334 ATMs in Georgia, Alabama, South Carolina, Florida, and Tennessee.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks, interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements, and is inclusive of any restricted cash and restricted cash equivalents. Restricted cash and restricted cash equivalents primarily relate to cash held on deposit with the Federal Reserve to meet reserve requirements as well as cash posted as collateral for derivatives in a liability position. At June 30, 2018 and December 31, 2017, interest bearing funds with the Federal Reserve Bank included $35.7 million and $8.6 million, respectively, on deposit to meet Federal Reserve Bank requirements. Interest earning deposits with banks include $2.7 million and $5.9 million at June 30, 2018 and December 31, 2017, respectively, which are pledged as collateral in connection with certain letters of credit. Federal funds sold include $30.6 million and $43.8 million at June 30, 2018 and December 31, 2017, respectively, which are pledged to collateralize certain derivative financial instruments. Federal funds sold and securities purchased under resale agreements generally mature in one day.
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
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued final guidance on reclassification of tax effects stranded in other comprehensive income due to Federal Tax Reform. The guidance provides entities the option to reclassify the tax effects that are stranded in accumulated other comprehensive income, or AOCI, as a result of Federal Tax Reform to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018; early adoption is permitted. Synovus elected to early adopt ASU 2018-02 as of January 1, 2018 and elected to reclassify the income tax effects of Federal Tax Reform from AOCI to retained earnings. For Synovus, tax effects stranded in AOCI due to Federal Tax Reform totaled $7.6 million at December 31, 2017 and primarily related to unrealized losses on the available-for-sale investment securities portfolio. The reclassification adjustment resulted in an increase to retained earnings as of January 1, 2018 of $7.6 million and a corresponding decrease to AOCI for the same amount.
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
Under the terms of the merger agreement, the purchase price includes additional annual payments ("Earnout Payments") to Global One's former shareholders over a three to five year period, with amounts based on a percentage of "Global One Earnings," as defined in the merger agreement. The Earnout Payments consist of shares of Synovus common stock as well as a smaller cash consideration component. The first annual Earnout Payment of stock and cash valued at $6.4 million was made during November 2017. The balance of the earnout liability at June 30, 2018 was $11.3 million based on the estimated fair value of the remaining Earnout Payments.
Note 3 - Share Repurchase Program
On January 23, 2018, Synovus announced a share repurchase program of up to $150 million to be completed during 2018. As of June 30, 2018, Synovus had repurchased under this program a total of $76.8 million, or 1.5 million shares of its common stock, at an average price of $52.72 per share.

Note 4 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at June 30, 2018 and December 31, 2017 are summarized below.

	June 30, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$122,800	$—	$(2,167)	$120,633
U.S. Government agency securities	40,753	181	—	40,934
Mortgage-backed securities issued by U.S. Government agencies	111,406	107	(3,569)	107,944
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,614,668	59	(87,882)	2,526,845
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,159,859	139	(43,550)	1,116,448
State and municipal securities	115	—	—	115
Corporate debt and other debt securities	17,000	186	(143)	17,043
Total investment securities available for sale	$4,066,601	$672	$(137,311)	$3,929,962

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$83,608	$—	$(934)	$82,674
U.S. Government agency securities	10,771	91	—	10,862
Mortgage-backed securities issued by U.S. Government agencies	121,283	519	(1,362)	120,440
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,666,818	5,059	(31,354)	2,640,523
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,135,259	144	(23,404)	1,111,999
State and municipal securities	180	—	—	180
Corporate debt and other securities	20,320	294	(223)	20,391
Total investment securities available for sale	$4,038,239	$6,107	$(57,277)	$3,987,069

At June 30, 2018 and December 31, 2017, investment securities with a carrying value of $1.35 billion and $2.00 billion, respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of June 30, 2018 and December 31, 2017 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in earnings. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses.
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

As of June 30, 2018, Synovus had 80 investment securities in a loss position for less than twelve months and 55 investment securities in a loss position for twelve months or longer.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017 are presented below.

	June 30, 2018
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$72,386	$1,378	$29,255	$789	$101,641	$2,167
Mortgage-backed securities issued by U.S. Government agencies	23,240	632	67,765	2,937	91,005	3,569
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,703,526	49,197	812,767	38,685	2,516,293	87,882
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	609,505	21,190	412,961	22,360	1,022,466	43,550
Corporate debt and other debt securities	—	—	1,857	143	1,857	143
Total	$2,408,657	$72,397	$1,324,605	$64,914	$3,733,262	$137,311

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$34,243	$443	$29,562	$491	$63,805	$934
Mortgage-backed securities issued by U.S. Government agencies	36,810	357	55,740	1,005	92,550	1,362
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,271,012	10,263	929,223	21,091	2,200,235	31,354
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	653,781	9,497	426,237	13,907	1,080,018	23,404
Corporate debt and other securities	—	—	5,097	223	5,097	223
Total	$1,995,846	$20,560	$1,445,859	$36,717	$3,441,705	$57,277

The amortized cost and fair value by contractual maturity of investment securities available for sale at June 30, 2018 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at June 30, 2018
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$18,993	$103,807	$—	$—	$122,800
U.S. Government agency securities	2,330	6,437	31,986	—	40,753
Mortgage-backed securities issued by U.S. Government agencies	—	—	27,725	83,681	111,406
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1	1,471	615,334	1,997,862	2,614,668
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	17,355	1,142,504	1,159,859
State and municipal securities	115	—	—	—	115
Corporate debt and other debt securities	—	—	15,000	2,000	17,000
Total amortized cost	$21,439	$111,715	$707,400	$3,226,047	$4,066,601

Fair Value
U.S. Treasury securities	$18,993	$101,640	$—	$—	$120,633
U.S. Government agency securities	2,337	6,455	32,142	—	40,934
Mortgage-backed securities issued by U.S. Government agencies	—	—	27,266	80,678	107,944
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1	1,520	596,366	1,928,958	2,526,845
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	16,855	1,099,593	1,116,448
State and municipal securities	115	—	—	—	115
Corporate debt and other debt securities	—	—	15,186	1,857	17,043
Total fair value	$21,446	$109,615	$687,815	$3,111,086	$3,929,962

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the six and three months ended June 30, 2018 and 2017 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale. On January 1, 2018, Synovus transferred $3.2 million, at fair value, from investment securities available for sale to other assets upon adoption of ASU 2016-01.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Proceeds from sales of investment securities available for sale	$35,066	$338,381	$35,066	$55,752
Gross realized gains on sales	—	7,942	—	239
Gross realized losses on sales	(1,296)	(275)	(1,296)	(240)
Investment securities (losses) gains, net	$(1,296)	$7,667	$(1,296)	$(1)

Note 5 - Restructuring Charges
For the six and three months ended June 30, 2018 and 2017, total restructuring charges consist of the following components:

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Severance charges	$—	$6,453	$—	$—
Other charges, net	(212)	71	103	13
Total restructuring charges, net	$(212)	$6,524	$103	$13

For the six months ended June 30, 2018, Synovus recorded net lease termination accrual reversals of $377 thousand related to branches closed in prior years offset somewhat by other property related charges of $165 thousand. During the six months ended June 30, 2017, Synovus recorded severance charges of $6.5 million including $6.2 million for termination benefits incurred in conjunction with a voluntary early retirement program offered to Synovus employees during the first quarter of 2017.
The following tables present aggregate activity within the accrual for restructuring charges for the six and three months ended June 30, 2018 and 2017:

(in thousands)	Severance Charges	Lease Termination Charges	Total
Balance at December 31, 2017	$336	$3,276	$3,612
Accruals for lease terminations	—	(377)	(377)
Payments	(336)	(1,031)	(1,367)
Balance at June 30, 2018	$—	$1,868	$1,868

Balance at April 1, 2018	—	2,506	2,506
Payments	—	(638)	(638)
Balance at June 30, 2018	$—	$1,868	$1,868

(in thousands)	Severance Charges	Lease Termination Charges	Total
Balance at December 31, 2016	$81	$3,968	$4,049
Accrual for voluntary and involuntary termination benefits	6,453	—	6,453
Payments	(2,803)	(438)	(3,241)
Balance at June 30, 2017	$3,731	$3,530	$7,261

Balance at April 1, 2017	6,315	3,689	10,004
Payments	(2,584)	(159)	(2,743)
Balance at June 30, 2017	$3,731	$3,530	$7,261

All other charges were paid in the quarters in which they were incurred. No other restructuring charges resulted in payment accruals.

Note 6 - Loans and Allowance for Loan Losses
The following is a summary of current, accruing past due, and non-accrual loans by portfolio class as of June 30, 2018 and December 31, 2017.

Current, Accruing Past Due, and Non-accrual Loans
	June 30, 2018
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Commercial, financial and agricultural	$7,170,877	$18,425	$547	$18,972	$81,231	$7,271,080
Owner-occupied	4,994,038	4,180	98	4,278	6,076	5,004,392
Total commercial and industrial	12,164,915	22,605	645	23,250	87,307	12,275,472
Investment properties	5,505,409	1,838	611	2,449	1,738	5,509,596
1-4 family properties	715,154	2,309	—	2,309	3,247	720,710
Land and development	407,639	1,602	—	1,602	4,624	413,865
Total commercial real estate	6,628,202	5,749	611	6,360	9,609	6,644,171
Home equity lines	1,430,778	8,450	362	8,812	14,265	1,453,855
Consumer mortgages	2,741,064	4,805	244	5,049	4,822	2,750,935
Credit cards	235,406	1,793	1,225	3,018	—	238,424
Other consumer loans	1,783,466	8,990	135	9,125	1,325	1,793,916
Total consumer	6,190,714	24,038	1,966	26,004	20,412	6,237,130
Total loans	$24,983,831	$52,392	$3,222	$55,614	$117,328	$25,156,773	(1)

	December 31, 2017
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Commercial, financial and agricultural	$7,097,127	$11,214	$1,016	$12,230	$70,130	$7,179,487
Owner-occupied	4,830,150	6,880	479	7,359	6,654	4,844,163
Total commercial and industrial	11,927,277	18,094	1,495	19,589	76,784	12,023,650
Investment properties	5,663,665	2,506	90	2,596	3,804	5,670,065
1-4 family properties	775,023	3,545	202	3,747	2,849	781,619
Land and development	476,131	1,609	67	1,676	5,797	483,604
Total commercial real estate	6,914,819	7,660	359	8,019	12,450	6,935,288
Home equity lines	1,490,808	5,629	335	5,964	17,455	1,514,227
Consumer mortgages	2,622,061	3,971	268	4,239	7,203	2,633,503
Credit cards	229,015	1,930	1,731	3,661	—	232,676
Other consumer loans	1,461,223	10,333	226	10,559	1,669	1,473,451
Total consumer	5,803,107	21,863	2,560	24,423	26,327	5,853,857
Total loans	$24,645,203	$47,617	$4,414	$52,031	$115,561	$24,812,795	(2)

(1) Total before net deferred fees and costs of $22.7 million.
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
In the following tables, consumer loans are generally assigned a risk grade similar to the classifications described above; however, upon reaching 90 days and 120 days past due, they are generally downgraded to Substandard and Loss, respectively, in accordance with the FFIEC Uniform Retail Credit Classification and Account Management Policy. Additionally, in accordance with the Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit Secured by Junior Liens on 1-4 Family Residential Properties, the risk grade classifications of home equity lines and consumer mortgages secured by junior liens on 1-4 family residential properties also consider available information on the payment status of any associated senior liens with other financial institutions.

Loan Portfolio Credit Exposure by Risk Grade
	June 30, 2018
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Commercial, financial and agricultural	$6,996,081	$107,251	$164,581	$3,167	$—		$7,271,080
Owner-occupied	4,873,936	63,373	67,010	73	—		5,004,392
Total commercial and industrial	11,870,017	170,624	231,591	3,240	—		12,275,472
Investment properties	5,422,727	51,279	35,590	—	—		5,509,596
1-4 family properties	698,532	9,245	12,933	—	—		720,710
Land and development	369,071	29,612	12,053	3,129	—		413,865
Total commercial real estate	6,490,330	90,136	60,576	3,129	—		6,644,171
Home equity lines	1,435,724	—	16,599	175	1,357	(3)	1,453,855
Consumer mortgages	2,743,245	—	7,588	102	—	(3)	2,750,935
Credit cards	237,198	—	447	—	779	(4)	238,424
Other consumer loans	1,792,568	—	1,087	257	4	(3)	1,793,916
Total consumer	6,208,735	—	25,721	534	2,140		6,237,130
Total loans	$24,569,082	$260,760	$317,888	$6,903	$2,140		$25,156,773	(5)

	December 31, 2017
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Commercial, financial and agricultural	$6,929,506	$115,912	$132,818	$1,251	$—		$7,179,487
Owner-occupied	4,713,877	50,140	80,073	73	—		4,844,163
Total commercial and industrial	11,643,383	166,052	212,891	1,324	—		12,023,650
Investment properties	5,586,792	64,628	18,645	—	—		5,670,065
1-4 family properties	745,299	19,419	16,901	—	—		781,619
Land and development	431,759	33,766	14,950	3,129	—		483,604
Total commercial real estate	6,763,850	117,813	50,496	3,129	—		6,935,288
Home equity lines	1,491,105	—	21,079	285	1,758	(3)	1,514,227
Consumer mortgages	2,622,499	—	10,607	291	106	(3)	2,633,503
Credit cards	230,945	—	399	—	1,332	(4)	232,676
Other consumer loans	1,470,944	—	2,168	329	10	(3)	1,473,451
Total consumer	5,815,493	—	34,253	905	3,206		5,853,857
Total loans	$24,222,726	$283,865	$297,640	$5,358	$3,206		$24,812,795	(6)

(1) Includes $209.6 million and $190.6 million of Substandard accruing loans at June 30, 2018 and December 31, 2017, respectively.
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
(5) Total before net deferred fees and costs of $22.7 million.
(6) Total before net deferred fees and costs of $25.3 million.

The following table details the changes in the allowance for loan losses by loan segment for the six and three months ended June 30, 2018 and 2017.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Six Months Ended June 30, 2018
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$126,803	$74,998	$47,467	$249,268
Charge-offs	(23,786)	(2,446)	(9,894)	(36,126)
Recoveries	3,995	6,964	3,058	14,017
Provision for loan losses	23,323	(4,311)	5,554	24,566
Ending balance(1)	$130,335	$75,205	$46,185	$251,725
Ending balance: individually evaluated for impairment	$9,474	$4,687	$771	$14,932
Ending balance: collectively evaluated for impairment	$120,861	$70,518	$45,414	$236,793
Loans:
Ending balance: total loans(1)(2)	$12,275,472	$6,644,171	$6,237,130	$25,156,773
Ending balance: individually evaluated for impairment	$107,544	$53,805	$27,676	$189,025
Ending balance: collectively evaluated for impairment	$12,167,928	$6,590,366	$6,209,454	$24,967,748

	As Of and For The Six Months Ended June 30, 2017
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$125,778	$81,816	$44,164	$251,758
Charge-offs	(19,535)	(3,207)	(9,656)	(32,398)
Recoveries	3,282	3,648	2,871	9,801
Provision for loan losses	13,912	(4,730)	9,752	18,934
Ending balance(1)	$123,437	$77,527	$47,131	$248,095
Ending balance: individually evaluated for impairment	$7,226	$4,386	$1,038	$12,650
Ending balance: collectively evaluated for impairment	$116,211	$73,141	$46,093	$235,445
Loans:
Ending balance: total loans(1)(3)	$11,742,945	$7,422,234	$5,291,371	$24,456,550
Ending balance: individually evaluated for impairment	$122,889	$73,638	$31,688	$228,215
Ending balance: collectively evaluated for impairment	$11,620,056	$7,348,596	$5,259,683	$24,228,335

(1) As of and for the six months ended June 30, 2018 and 2017, there were no purchased credit-impaired loans and no allowance for loan losses for purchased credit-impaired loans.
(2) Total before net deferred fees and costs of $22.7 million.
(3) Total before net deferred fees and costs of $26.0 million.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Three Months Ended June 30, 2018
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$134,745	$73,991	$49,028	$257,764
Charge-offs	(15,770)	(523)	(5,211)	(21,504)
Recoveries	1,635	480	1,560	3,675
Provision for loan losses	9,725	1,257	808	11,790
Ending balance(1)	$130,335	$75,205	$46,185	$251,725
Ending balance: individually evaluated for impairment	$9,474	$4,687	$771	$14,932
Ending balance: collectively evaluated for impairment	$120,861	$70,518	$45,414	$236,793
Loans:
Ending balance: total loans(1)(2)	$12,275,472	$6,644,171	$6,237,130	$25,156,773
Ending balance: individually evaluated for impairment	$107,544	$53,805	$27,676	$189,025
Ending balance: collectively evaluated for impairment	$12,167,928	$6,590,366	$6,209,454	$24,967,748

	As Of and For The Three Months Ended June 30, 2017
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$127,096	$78,314	$48,104	$253,514
Charge-offs	(12,642)	(1,299)	(5,722)	(19,663)
Recoveries	1,458	759	1,767	3,984
Provision for loan losses	7,525	(247)	2,982	10,260
Ending balance(1)	$123,437	$77,527	$47,131	$248,095
Ending balance: individually evaluated for impairment	$7,226	$4,386	$1,038	$12,650
Ending balance: collectively evaluated for impairment	$116,211	$73,141	$46,093	$235,445
Loans:
Ending balance: total loans(1)(3)	$11,742,945	$7,422,234	$5,291,371	$24,456,550
Ending balance: individually evaluated for impairment	$122,889	$73,638	$31,688	$228,215
Ending balance: collectively evaluated for impairment	$11,620,056	$7,348,596	$5,259,683	$24,228,335

(1) As of and for the three months ended June 30, 2018 and 2017, there were no purchased credit-impaired loans and no allowance for loan losses for purchased credit-impaired loans.
(2) Total before net deferred fees and costs of $22.7 million.
(3) Total before net deferred fees and costs of $26.0 million.

The tables below summarize impaired loans (including accruing TDRs) as of June 30, 2018 and December 31, 2017.

Impaired Loans (including accruing TDRs)
	June 30, 2018			Six Months Ended June 30, 2018		Three Months Ended June 30, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$21,549	$32,458	$—	$11,129	$—	$13,575	$—
Owner-occupied	—	—	—	—	—	—	—
Total commercial and industrial	21,549	32,458	—	11,129	—	13,575	—
Investment properties	—	—	—	—	—	—	—
1-4 family properties	—	—	—	—	—	—	—
Land and development	—	—	—	19	—	—	—
Total commercial real estate	—	—	—	19	—	—	—
Home equity lines	—	—	—	1,423	—	724	—
Consumer mortgages	62	87	—	1,330	—	1,780	—
Credit cards	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—
Total consumer	62	87	—	2,753	—	2,504	—
Total impaired loans with no related allowance recorded	$21,611	$32,545	$—	$13,901	$—	$16,079	$—
With allowance recorded
Commercial, financial and agricultural	$45,171	$45,385	$6,813	$62,564	$428	$57,930	$155
Owner-occupied	40,824	40,884	2,660	38,073	730	38,432	373
Total commercial and industrial	85,995	86,269	9,473	100,637	1,158	96,362	528
Investment properties	24,218	24,218	1,659	23,604	418	24,439	220
1-4 family properties	10,458	10,458	309	11,466	442	11,217	226
Land and development	19,129	20,869	2,720	18,280	150	18,428	74
Total commercial real estate	53,805	55,545	4,688	53,350	1,010	54,084	520
Home equity lines	3,915	3,915	174	3,822	76	3,262	30
Consumer mortgages	18,767	18,767	350	19,283	394	19,459	199
Credit cards	—	—	—	—	—	4,985	—
Other consumer loans	4,932	4,938	248	5,188	143	—	72
Total consumer	27,614	27,620	772	28,293	613	27,706	301
Total impaired loans with allowance recorded	$167,414	$169,434	$14,933	$182,280	$2,781	$178,152	$1,349
Total impaired loans
Commercial, financial and agricultural	$66,720	$77,843	$6,813	$73,693	$428	$71,505	$155
Owner-occupied	40,824	40,884	2,660	38,073	730	38,432	373
Total commercial and industrial	107,544	118,727	9,473	111,766	1,158	109,937	528
Investment properties	24,218	24,218	1,659	23,604	418	24,439	220
1-4 family properties	10,458	10,458	309	11,466	442	11,217	226
Land and development	19,129	20,869	2,720	18,299	150	18,428	74
Total commercial real estate	53,805	55,545	4,688	53,369	1,010	54,084	520
Home equity lines	3,915	3,915	174	5,245	76	3,986	30
Consumer mortgages	18,829	18,854	350	20,613	394	21,239	199
Credit cards	—	—	—	—	—	4,985	—
Other consumer loans	4,932	4,938	248	5,188	143	—	72
Total consumer	27,676	27,707	772	31,046	613	30,210	301
Total impaired loans	$189,025	$201,979	$14,933	$196,181	$2,781	$194,231	$1,349

Impaired Loans (including accruing TDRs)
	December 31, 2017			Year Ended December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$8,220	$9,576	$—	$21,686	$—
Owner-occupied	—	—	—	6,665	—
Total commercial and industrial	8,220	9,576	—	28,351	—
Investment properties	—	—	—	123	—
1-4 family properties	—	—	—	323	—
Land and development	56	1,740	—	1,816	—
Total commercial real estate	56	1,740	—	2,262	—
Home equity lines	2,746	2,943	—	1,205	—
Consumer mortgages	—	—	—	496	—
Credit cards	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Total consumer	2,746	2,943	—	1,701	—
Total impaired loans with no related allowance recorded	$11,022	$14,259	$—	$32,314	$—
With allowance recorded
Commercial, financial and agricultural	$65,715	$65,851	$7,406	$50,468	$1,610
Owner-occupied	37,399	37,441	2,109	40,498	1,382
Total commercial and industrial	103,114	103,292	9,515	90,966	2,992
Investment properties	23,364	23,364	1,100	28,749	1,144
1-4 family properties	15,056	15,056	504	16,257	925
Land and development	18,420	18,476	2,636	23,338	404
Total commercial real estate	56,840	56,896	4,240	68,344	2,473
Home equity lines	5,096	5,096	114	7,476	334
Consumer mortgages	18,668	18,668	569	19,144	896
Credit cards	—	—	—	—	—
Other consumer loans	5,546	5,546	470	4,765	266
Total consumer	29,310	29,310	1,153	31,385	1,496
Total impaired loans with allowance recorded	$189,264	$189,498	$14,908	$190,695	$6,961
Total impaired loans
Commercial, financial and agricultural	$73,935	$75,427	$7,406	$72,154	$1,610
Owner-occupied	37,399	37,441	2,109	47,163	1,382
Total commercial and industrial	111,334	112,868	9,515	119,317	2,992
Investment properties	23,364	23,364	1,100	28,872	1,144
1-4 family properties	15,056	15,056	504	16,580	925
Land and development	18,476	20,216	2,636	25,154	404
Total commercial real estate	56,896	58,636	4,240	70,606	2,473
Home equity lines	7,842	8,039	114	8,681	334
Consumer mortgages	18,668	18,668	569	19,640	896
Credit cards	—	—	—	—	—
Other consumer loans	5,546	5,546	470	4,765	266
Total consumer	32,056	32,253	1,153	33,086	1,496
Total impaired loans	$200,286	$203,757	$14,908	$223,009	$6,961

The average recorded investment in impaired loans was $233.8 million and $232.5 million respectively for the six and three months ended June 30, 2017. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the six and three months ended June 30, 2017. Interest income recognized for accruing TDRs was $3.5 million and $1.8 million respectively for the six and three months ended June 30, 2017. At June 30, 2018 and December 31, 2017, impaired loans of $63.7 million and $49.0 million, respectively, were on non-accrual status.
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
The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the six and three months ended June 30, 2018 and 2017 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Six Months Ended June 30, 2018
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Commercial, financial and agricultural	14	$—	$—	$1,565	$1,565
Owner-occupied	6	—	4,799	684	5,483
Total commercial and industrial	20	—	4,799	2,249	7,048
Investment properties	3	—	6,011	2,215	8,226
1-4 family properties	7	—	965	492	1,457
Land and development	3	—	—	1,786	1,786
Total commercial real estate	13	—	6,976	4,493	11,469
Home equity lines	3	—	172	148	320
Consumer mortgages	14	—	4,695	87	4,782
Credit cards	—	—	—	—	—
Other consumer loans	31	—	925	821	1,746
Total consumer	48	—	5,792	1,056	6,848
Total TDRs	81	$—	$17,567	$7,798	$25,365	(1)

	Three Months Ended June 30, 2018
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Commercial, financial and agricultural	5	$—	$—	$576	$576
Owner-occupied	4	—	2,094	592	2,686
Total commercial and industrial	9	—	2,094	1,168	3,262
Investment properties	2	—	6,011	256	6,267
1-4 family properties	1	—	—	492	492
Land and development	3	—	—	1,786	1,786
Total commercial real estate	6	—	6,011	2,534	8,545
Home equity lines	3	—	172	148	320
Consumer mortgages	7	—	2,963	87	3,050
Credit cards	—	—	—	—	—
Other consumer loans	17	—	388	313	701
Total consumer	27	—	3,523	548	4,071
Total TDRs	42	$—	$11,628	$4,250	$15,878	(1)

(1) No net charge-offs were recorded during the six and three months ended June 30, 2018 upon restructuring of these loans.

TDRs by Concession Type
	Six Months Ended June 30, 2017
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Commercial, financial and agricultural	28	$—	$5,760	$6,279	$12,039
Owner-occupied	1	—	—	22	22
Total commercial and industrial	29	—	5,760	6,301	12,061
Investment properties	—	—	—	—	—
1-4 family properties	16	—	2,089	513	2,602
Land and development	1	—	—	135	135
Total commercial real estate	17	—	2,089	648	2,737
Home equity lines	—	—	—	—	—
Consumer mortgages	1	—	—	9	9
Credit cards	—	—	—	—	—
Other consumer loans	8	—	—	570	570
Total consumer	9	—	—	579	579
Total TDRs	55	$—	$7,849	$7,528	$15,377	(2)

	Three Months Ended June 30, 2017
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Commercial, financial and agricultural	10	$—	$1,895	$740	$2,635
Owner-occupied	1	—	—	22	22
Total commercial and industrial	11	—	1,895	762	2,657
Investment properties	—	—	—	—	—
1-4 family properties	8	—	478	196	674
Land and development	1	—	—	135	135
Total commercial real estate	9	—	478	331	809
Home equity lines	—	—	—	—	—
Consumer mortgages	1	—	—	9	9
Credit cards	—	—	—	—	—
Other consumer loans	5	—	—	295	295
Total consumer	6	—	—	304	304
Total TDRs	26	$—	$2,373	$1,397	$3,770	(2)

(2) No net charge-offs were recorded during the six and three months ended June 30, 2017 upon restructuring of these loans.

For both the six and three months ended June 30, 2018 there were eight defaults with a recorded investment of $10.5 million on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments) compared to three defaults for both the six and three months ended June 30, 2017 with a recorded investment of $292 thousand.
If, at the time a loan was designated as a TDR, the loan was not already impaired, the measurement of impairment that resulted from the TDR designation closely approximates the reserve derived through specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At June 30, 2018, the allowance for loan losses allocated to accruing TDRs totaling $125.3 million was $6.5 million compared to accruing TDRs of $151.3 million with an allocated allowance for loan losses of $8.7 million at December 31, 2017. Non-accrual, non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation.

Note 7 - Other Comprehensive Income (Loss)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the six and three months ended June 30, 2018 and 2017.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance at December 31, 2017	$(12,137)	$(43,470)	$853	$(54,754)
Other comprehensive income (loss) before reclassifications	—	(64,409)	—	(64,409)
Amounts reclassified from accumulated other comprehensive income (loss)	—	960	(46)	914
Net current period other comprehensive loss	—	(63,449)	(46)	(63,495)
Reclassification from adoption of ASU 2018-02	—	(7,763)	175	(7,588)
Cumulative-effect adjustment from adoption of ASU 2016-01	—	117	—	117
Balance as of June 30, 2018	$(12,137)	$(114,565)	$982	$(125,720)

Balance as of April 1, 2018	$(12,137)	$(96,647)	$1,007	$(107,777)
Other comprehensive income (loss) before reclassifications	—	(18,878)	—	(18,878)
Amounts reclassified from accumulated other comprehensive income (loss)	—	960	(25)	935
Net current period other comprehensive income	—	(17,918)	(25)	(17,943)
Balance as of June 30, 2018	$(12,137)	$(114,565)	$982	$(125,720)

(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance at December 31, 2016	$(12,217)	$(44,324)	$882	$(55,659)
Other comprehensive income before reclassifications	—	12,453	—	12,453
Amounts reclassified from accumulated other comprehensive income (loss)	80	(4,715)	(24)	(4,659)
Net current period other comprehensive income	80	7,738	(24)	7,794
Balance as of June 30, 2017	$(12,137)	$(36,586)	$858	$(47,865)

Balance as of April 1, 2017	$(12,177)	$(43,444)	$870	$(54,751)
Other comprehensive income before reclassifications	—	6,857	—	6,857
Amounts reclassified from accumulated other comprehensive income (loss)	40	1	(12)	29
Net current period other comprehensive income (loss)	40	6,858	(12)	6,886
Balance as of June 30, 2017	$(12,137)	$(36,586)	$858	(47,865)

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). During the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with net unrealized losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative instruments and available for sale securities as a single portfolio. As of June 30, 2018, the ending balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to the previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	For the Six Months Ended June 30,
	2018	2017
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$—	$(130)	Interest expense
	—	50	Income tax (expense) benefit
	$—	$(80)	Reclassifications, net of income taxes

Net unrealized gains on investment securities available for sale:
Realized (losses) gains on sale of securities	$(1,296)	$7,667	Investment securities gains, net
	336	(2,952)	Income tax (expense) benefit
	$(960)	$4,715	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$68	$40	Salaries and other personnel expense
	(22)	(16)	Income tax (expense) benefit
	$46	$24	Reclassifications, net of income taxes

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	For the Three Months Ended June 30,
	2018	2017
Net unrealized gains (losses) on cash flow hedges:
Amortization of deferred losses	$—	$(65)	Interest expense
	—	25	Income tax (expense) benefit
	$—	$(40)	Reclassifications, net of income taxes

Net unrealized gains on investment securities available for sale:
Realized losses on sale of securities	$(1,296)	$(1)	Investment securities gains, net
	336	—	Income tax (expense) benefit
	$(960)	$(1)	Reclassifications, net of income taxes
Post-retirement unfunded health benefit:
Amortization of actuarial gains	$34	$20	Salaries and other personnel expense
	(9)	(8)	Income tax (expense) benefit
	$25	$12	Reclassifications, net of income taxes

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, according to the valuation hierarchy included in ASC 820-10. For debt securities, class was determined based on the nature and risks of the investments. Synovus did not have any transfers between levels during the six and three months ended June 30, 2018 and year ended December 31, 2017.

	June 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
U.S. Government agency securities	$—	$17,164	$—	$17,164
Mortgage-backed securities issued by U.S. Government agencies	—	577	—	577
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	409	—	409
State and municipal securities	—	2,495	—	2,495
Other investments	906	—	—	906
Total trading securities	$906	$20,645	$—	$21,551
Mortgage loans held for sale	—	53,673	—	53,673
Investment securities available for sale:
U.S. Treasury securities	120,633	—	—	120,633
U.S. Government agency securities	—	40,934	—	40,934
Mortgage-backed securities issued by U.S. Government agencies	—	107,944	—	107,944
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,526,845	—	2,526,845
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	1,116,448	—	1,116,448
State and municipal securities	—	115	—	115
Corporate debt and other debt securities(1)	—	15,186	1,857	17,043
Total investment securities available for sale	$120,633	$3,807,472	$1,857	$3,929,962
Private equity investments	—	—	12,678	12,678
Mutual funds	3,124	—	—	3,124
Mutual funds held in rabbi trusts	13,638	—	—	13,638
GGL/SBA loans servicing asset	—	—	4,186	4,186
Derivative assets:
Interest rate contracts	—	10,034	—	10,034
Mortgage derivatives(2)	—	1,302	—	1,302
Total derivative assets	$—	$11,336	$—	$11,336
Liabilities
Trading account liabilities	—	12,328	—	12,328
Earnout liability(3)	—	—	11,348	11,348
Derivative liabilities:
Interest rate contracts	—	19,303	—	19,303
Mortgage derivatives(2)	—	248	—	248
Visa derivative	—	—	5,943	5,943
Total derivative liabilities	$—	$19,551	$5,943	$25,494

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	$3,002	$—	$3,002
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	296	—	296
Other investments	522	—	—	522
Total trading securities	$522	$3,298	$—	$3,820
Mortgage loans held for sale	—	48,024	—	48,024

Investment securities available for sale:
U.S. Treasury securities	82,674	—	—	82,674
U.S. Government agency securities	—	10,862	—	10,862
Mortgage-backed securities issued by U.S. Government agencies	—	120,440	—	120,440
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,640,523	—	2,640,523
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	1,111,999	—	1,111,999
State and municipal securities	—	180	—	180
Corporate debt and other securities(1)	3,162	15,294	1,935	20,391
Total investment securities available for sale	$85,836	$3,899,298	$1,935	$3,987,069
Private equity investments	—	—	15,771	15,771
Mutual funds held in rabbi trusts	14,140	—	—	14,140
GGL/SBA loan servicing asset	—	—	4,101	4,101
Derivative assets:
Interest rate contracts	—	10,786	—	10,786
Mortgage derivatives(2)	—	936	—	936
Total derivative assets	$—	$11,722	$—	$11,722
Liabilities
Trading account liabilities	—	1,000	—	1,000
Earnout liability(3)	—	—	11,348	11,348
Derivative liabilities:
Interest rate contracts	—	12,638	—	12,638
Mortgage derivatives(2)	—	129	—	129
Visa derivative	—	—	4,330	4,330
Total derivative liabilities	$—	$12,767	$4,330	$17,097

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

Changes in Fair Value Included in Net Income
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Mortgage loans held for sale	$155	$954	$40	$(249)

Mortgage Loans Held for Sale
(in thousands)	As of June 30, 2018	As of December 31, 2017
Fair value	$53,673	$48,024
Unpaid principal balance	52,333	46,839
Fair value less aggregate unpaid principal balance	$1,340	$1,185

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements
As noted above, Synovus uses significant unobservable inputs in determining the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy. The table below includes a roll-forward of the amounts on the consolidated balance sheet for the six and three months ended June 30, 2018 and 2017 (including the change in fair value) for financial instruments of a material nature that are classified by Synovus within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis. Transfers between fair value levels are recognized at the end of the reporting period in which the associated changes in inputs occur. During the six and three months ended June 30, 2018 and 2017, Synovus did not have any transfers between levels in the fair value hierarchy. For the six and three months ended June 30, 2018, total net losses included in earnings attributable to the change in unrealized losses relating to assets/liabilities still held at June 30, 2018 was $6.2 million and $2.7 million, respectively. For the six and three months ended June 30, 2017, total net losses included in earnings attributable to the change in unrealized losses relating to assets/liabilities still held at June 30, 2017 was $2.4 million and $2.1 million, respectively.

	Six Months Ended June 30, 2018
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Earnout Liability(1)	GGL / SBA Loans Servicing Asset(2)
Beginning balance, January 1, 2018	$1,935	$15,771	$(4,330)	$(11,348)	$4,101
Total (losses) gains realized/unrealized:
Included in earnings	—	(3,093)	(2,328)	—	(734)
Unrealized losses included in other comprehensive income	(78)	—	—	—	—
Additions	—	—	—	—	819
Settlements	—	—	715	—	—
Ending balance, June 30, 2018	$1,857	$12,678	$(5,943)	$(11,348)	$4,186
Total net losses for the period included in earnings attributable to the change in unrealized losses relating to assets/liabilities still held at June 30, 2018	$—	$(3,093)	$(2,328)	$—	$(734)

	Three Months Ended June 30, 2018
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Earnout Liability(1)	GGL / SBA Loans Servicing Asset
Beginning balance, April 1, 2018	$1,852	$12,715	$(3,974)	$(11,348)	$3,971
Total (losses) gains realized/unrealized:
Included in earnings	—	(37)	(2,328)	—	(312)
Unrealized gains included in other comprehensive income	5	—	—	—	—
Additions	—	—	—	—	527
Settlements	—	—	359	—	—
Ending balance, June 30, 2018	$1,857	$12,678	$(5,943)	$(11,348)	$4,186
Total net losses for the period included in earnings attributable to the change in unrealized losses relating to assets/liabilities still held at June 30, 2018	$—	$(37)	$(2,328)	$—	$(312)

	Six Months Ended June 30, 2017
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Earnout Liability(1)	GGL / SBA Loans Servicing Asset(2)
Beginning balance, January 1, 2017	$1,796	$25,493	$(5,768)	$(14,000)	$—
Total (losses) gains realized/unrealized:
Included in earnings	—	(3,166)	—	(1,707)	(694)
Unrealized gains (losses) included in other comprehensive income	131		—	—	—
Additions	—	—	—	—	539
Sales and settlements	—	(6,629)	715	—	—
Transfer from amortization method to fair value	—	—	—	—	4,452
Measurement period adjustments related to Global One acquisition	—	—	—	1,766	—
Ending balance, June 30, 2017	$1,927	$15,698	$(5,053)	$(13,941)	$4,297
Total net losses for the period included in earnings attributable to the change in unrealized losses relating to assets/liabilities still held at June 30, 2017	$—	$—	$—	$(1,707)	$(694)

	Three Months Ended June 30, 2017
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	Visa Derivative	Earnout Liability(1)	GGL / SBA Loans Servicing Asset(2)
Beginning balance, April 1, 2017	$1,851	$23,679	$(5,412)	$(11,421)	$4,178
Total (losses) gains realized/unrealized:
Included in earnings	—	(1,352)	—	(1,707)	(376)
Unrealized gains included in other comprehensive income	76	—	—	—	—
Additions	—	—	—	—	495
Sales and settlements	—	(6,629)	359	—	—
Measurement period adjustments related to Global One acquisition	—	—	—	(813)	—
Ending balance, June 30, 2017	$1,927	$15,698	$(5,053)	$(13,941)	$4,297
Total net losses for the period included in earnings attributable to the change in unrealized losses relating to assets/liabilities still held at June 30, 2017	$—	$—	$—	$(1,707)	$(376)

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

			June 30, 2018		December 31, 2017
	Valuation Technique	Significant Unobservable Input	Level 3 Fair Value	Range or Weighted Average	Level 3 Fair Value	Range or Weighted Average
Assets and liabilities measured at fair value on a recurring basis

Investment Securities Available for Sale - Other Investments:

Trust preferred securities	Discounted cash flow analysis	Credit spread embedded in discount rate	$1,857	438 bps	$1,935	398 bps

Private equity investments	Individual analysis of each investee company	Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies	12,678	N/A	15,771	N/A

GGL/SBA loans servicing asset	Discounted cash flow analysis	Discount rate Prepayment speeds	4,186	13.40% 8.64%	4,101	13.16% 7.50%

Earnout liability	Option pricing methods and Monte Carlo simulation	Financial projections of Global One	11,348	N/A	11,348	N/A

Visa derivative liability	Discounted cash flow analysis	Estimated timing of resolution of covered litigation, future cumulative deposits to the litigation escrow for settlement of the covered litigation, and estimated future monthly fees payable to the derivative counterparty	5,943	1-3 years	4,330	1-4 years

Assets Measured at Fair Value on a Non-recurring Basis
Certain assets are recorded at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis. Non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period. For example, if the fair value of an asset in these categories falls below its cost basis, it is considered to be at fair value at the end of the period of the adjustment. The following table presents assets measured at fair value on a non-recurring basis as of the dates indicated for which there was a fair value adjustment during the six months ended June 30, 2018 and year ended December 31, 2017.

	June 30, 2018				December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Impaired loans*	$—	$—	$12,820	$12,820	$—	$—	$3,603	$3,603
Other loans held for sale	—	—	—	—	—	—	10,197	10,197
Other real estate	—	—	—	—	—	—	3,363	3,363
Other assets held for sale	—	—	695	695	—	—	5,334	5,334

* Collateral-dependent impaired loans that were written down to fair value during the period.
    Other real estate (ORE) properties are included in other assets on the consolidated balance sheet. The carrying value of ORE at June 30, 2018 and December 31, 2017 was $6.3 million and $3.8 million, respectively.
The following table presents fair value adjustments recognized in earnings for the six and three months ended June 30, 2018 and 2017 for assets measured at fair value on a non-recurring basis still held at period-end.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Impaired loans*	$7,548	$5,808	$6,828	$5,776
Other loans held for sale	—	3,519	—	—
Other real estate	—	518	—	280
Other assets held for sale	499	238	499	—

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

			June 30, 2018	December 31, 2017
	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis

Collateral dependent impaired loans	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	0% - 68% (38%) 0% - 10% (7%)	0%-50% (15%) 0%-10% (7%)

Other loans held for sale	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value (2) Estimated selling costs	N/A N/A	5% - 99% (54%) 0% - 10% (2%)

Other real estate	Third-party appraised value of real estate less estimated selling costs	Discount to appraised value (2) Estimated selling costs	N/A N/A	0%-85% (35%) 0%-10% (7%)

Other assets held for sale	Third-party appraised value less estimated selling costs or BOV	Discount to appraised value (2) Estimated selling costs	27%-43% (42%) 0%-10% (7%)	21%-52% (25%) 0%-10% (7%)

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

Fair Value of Financial Instruments
The following table presents the carrying and fair values of financial instruments at June 30, 2018 and December 31, 2017. The fair values represent management’s estimates based on various methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans held for investment, interest bearing deposits (including brokered deposits), and long-term debt, the fair value amounts should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately.

The carrying and estimated fair values of financial instruments, as well as the level within the fair value hierarchy, as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,091,788	$1,091,788	$1,091,788	$—	$—
Trading account assets	21,551	21,551	906	20,645	—
Mortgage loans held for sale	53,673	53,673	—	53,673	—
Other loans held for sale	2,733	2,733	—	—	2,733
Investment securities available for sale	3,929,962	3,929,962	120,633	3,807,472	1,857
Private equity investments	12,678	12,678	—	—	12,678
Mutual funds	3,124	3,124	3,124	—	—
Mutual funds held in rabbi trusts	13,638	13,638	13,638	—	—
Loans, net	24,882,331	24,732,689	—	—	24,732,689
GGL/SBA loans servicing asset	4,186	4,186	—	—	4,186
Derivative assets	11,336	11,336	—	11,336	—

Financial liabilities
Trading account liabilities	12,328	12,328	—	12,328	—

Non-interest bearing deposits	7,630,491	7,630,491	—	7,630,491	—
Non-time interest bearing deposits	13,958,048	13,958,048	—	13,958,048	—
Time deposits	4,854,149	4,826,356	—	4,826,356	—
Total deposits	$26,442,688	$26,414,895	$—	$26,414,895	$—
Federal funds purchased, other short-term borrowings and other short-term liabilities	207,580	207,580	207,580	—	—
Long-term debt	1,656,647	1,658,790	—	1,658,790	—
Earnout liabilities	11,348	11,348	—	—	11,348
Derivative liabilities	25,494	25,494	—	19,551	5,943

	December 31, 2017
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$932,933	$932,933	$932,933	$—	$—
Trading account assets	3,820	3,820	522	3,298	—
Mortgage loans held for sale	48,024	48,024	—	48,024	—
Other loans for sale	11,356	11,356	—	—	11,356
Investment securities available for sale	3,987,069	3,987,069	85,836	3,899,298	1,935
Private equity investments	15,771	15,771	—	—	15,771
Mutual funds held in rabbi trusts	14,140	14,140	14,140	—	—
Loans, net	24,538,196	24,507,141	—	—	24,507,141
GGL/SBA loans servicing asset	4,101	4,101	—	—	4,101
Derivative assets	11,722	11,722	—	11,722	—

Financial liabilities
Trading account liabilities	1,000	1,000	—	1,000	—

Non-interest bearing deposits	7,686,339	7,686,339	—	7,686,339	—
Non-time interest bearing deposits	13,941,814	13,941,814	—	13,941,814	—
Time deposits	4,519,747	4,523,661	—	4,523,661	—
Total deposits	$26,147,900	$26,151,814	$—	$26,151,814	$—
Federal funds purchased, other short-term borrowings and other short-term liabilities	161,190	161,190	161,190	—	—
Long-term debt	1,706,138	1,721,814	—	1,721,814	—
Earnout liabilities	11,348	11,348	—	—	11,348
Derivative liabilities	17,097	17,097	—	12,767	4,330

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
Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges, as discussed below. As of June 30, 2018 and December 31, 2017, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk related to core banking activities.
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

Customer Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated counterparties. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' consolidated balance sheet. Fair value changes are recorded as a component of non-interest income. As of June 30, 2018, the notional amount of customer related interest rate derivative financial instruments, including both the customer position and the offsetting position, was $1.67 billion, an increase of $201.4 million compared to December 31, 2017.
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative contract was $5.9 million and $4.3 million at June 30, 2018 and December 31, 2017, respectively. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract. During the three months ended June 30, 2018, Synovus recorded a $2.3 million valuation adjustment to the Visa derivative following Visa's announcement on June 26, 2018 that it would deposit $600 million into its litigation escrow account. Management believes that the estimate of Synovus' exposure to the Visa indemnification and fees associated with the Visa derivative is adequate based on current information, including Visa's recent announcements and disclosures. However, future developments in the litigation could require potentially significant changes to Synovus' estimate. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 18 - Visa Shares and Related Agreements" of Synovus' 2017 Form 10-K for further information.
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
At June 30, 2018 and December 31, 2017, Synovus had commitments to fund at a locked interest rate, primarily fixed-rate mortgage loans to customers in the amount of $69.7 million and $49.3 million, respectively. Fair value adjustments related to these commitments resulted in a gain of $366 thousand and a loss of $(416) thousand for the six months ended June 30, 2018 and 2017, respectively, which was recorded as a component of mortgage banking income in the consolidated statements of income.
At June 30, 2018 and December 31, 2017, outstanding commitments to sell primarily fixed-rate mortgage loans amounted to $86.0 million and $72.5 million, respectively. Such commitments are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days. Fair value adjustments related to these outstanding commitments to sell mortgage loans resulted in a loss of $(119) thousand and $(1.7) million for the six months ended June 30, 2018 and 2017, respectively, which were recorded as a component of mortgage banking income in the consolidated statements of income.
Collateral Requirements
Pursuant to the Dodd-Frank Act, certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of June 30, 2018, collateral totaling $30.6 million of federal funds sold was pledged to the derivative counterparties to comply with collateral requirements. Effective January 3, 2017, the CME amended its rulebook to legally characterize variation margin cash payments for cleared OTC derivatives as settlement rather than as collateral. As a result, in 2017, Synovus began reducing the corresponding derivative asset and liability balances for CME-cleared OTC derivatives to reflect the settlement of those positions via the exchange of variation margin. At June 30, 2018 and December 31, 2017, Synovus had a variation margin of $8.9 million and $1.5 million, respectively, reducing the derivative asset.

The impact of derivative instruments on the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 is presented below.

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
(in thousands)	Location on Consolidated Balance Sheets	June 30, 2018	December 31, 2017	Location on Consolidated Balance Sheets	June 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$10,034	$10,786	Other liabilities	$19,303	$12,638
Mortgage derivatives	Other assets	1,302	936	Other liabilities	248	129
Visa derivative		—	—	Other liabilities	5,943	4,330
Total derivatives not designated as hedging instruments		$11,336	$11,722		$25,494	$17,097

The pre-tax effect of fair value hedges on the consolidated statements of income for the six and three months ended June 30, 2018 and 2017 is presented below.

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
(in thousands)		Six Months Ended June 30,
Derivatives not designated as hedging instruments		2018	2017
Interest rate contracts(1)	Other non-interest income	$(9)	$(1)
Mortgage derivatives(2)	Mortgage banking income	247	(2,073)
Total		$238	$(2,074)

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
(in thousands)		Three Months Ended June 30,
Derivatives not designated as hedging instruments		2018	2017
Interest rate contracts(1)	Other non-interest income	$(16)	$—
Mortgage derivatives(2)	Mortgage banking income	(680)	(289)
Total		$(696)	$(289)

(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Gain (loss) represents net fair value adjustments recorded for interest rate lock commitments and commitments to sell mortgage loans to third-party investors.

Note 10 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the six and three months ended June 30, 2018 and 2017.

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Basic Net Income Per Common Share:
Net income available to common shareholders	$209,229	$142,742	$108,622	$73,444
Weighted average common shares outstanding	118,531	122,251	118,397	122,203
Net income per common share, basic	$1.77	$1.17	$0.92	$0.60
Diluted Net Income Per Common Share:
Net income available to common shareholders	$209,229	$142,742	$108,622	$73,444
Weighted average common shares outstanding	118,531	122,251	118,397	122,203
Potentially dilutive shares from outstanding equity-based awards and Earnout Payments	698	792	742	824
Weighted average diluted common shares	119,229	123,043	119,139	123,027
Net income per common share, diluted	$1.75	$1.16	$0.91	$0.60

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
As of June 30, 2018 and 2017, there were 2.2 million potentially dilutive shares related to the Warrant to purchase shares of common stock that were outstanding during 2018 and 2017 but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.

Note 11 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. The 2013 Omnibus Plan authorizes 8.6 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units, and performance share units) count as two share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. At June 30, 2018, Synovus had a total of 4.9 million shares of its authorized but unissued common stock reserved for future grants under the 2013 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, restricted share units, market restricted share units, and performance share units. The grants generally include vesting periods ranging from three to five years and contractual terms of ten years. Vesting for grants made in 2018 accelerates upon retirement for plan participants who have reached age 65 and who also have no less than 10 years of service at the date of their election to retire. Market restricted share units and performance share units are granted at a defined target level and are compared annually to required market and performance metrics to determine actual units vested and compensation expense. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units, market restricted share units, and performance share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
Share-based Compensation Expense
Total share-based compensation expense was $8.3 million and $4.4 million for the six and three months ended June 30, 2018, respectively, and $6.8 million and $3.5 million for the six and three months ended June 30, 2017, respectively. Accelerated share-based compensation expense associated with the provision in 2018 of a retirement vesting provision was approximately $200 thousand and $30 thousand for the six and three months ended June 30, 2018 for retirement eligible employees.
Stock Options
No stock option grants were made during the six months ended June 30, 2018. At June 30, 2018, there were 655 thousand outstanding stock options to purchase shares of common stock with a weighted average exercise price of $16.92 per share.
Restricted Share Units, Performance Share Units, and Market Restricted Share Units
During the six months ended June 30, 2018, Synovus awarded 234 thousand restricted share units that have a service-based vesting period of three years and awarded 87 thousand performance share units that vest upon service and performance conditions. Synovus also granted 58 thousand market restricted share units during the six months ended June 30, 2018. The weighted average grant-date fair value of the awarded restricted share units, performance share units and market restricted share units was $47.67 per share. Market restricted share units and performance share units are granted at target and are compared annually to required market and performance metrics. The performance share units vest upon meeting certain service and performance conditions. Return on average assets (ROAA) and return on average tangible common equity (ROATCE) performance is evaluated each year over a three-year performance period, with share distribution determined at the end of the three years. The number of performance share units that will ultimately vest ranges from 0% to 150% of target based on Synovus' three-year weighted average ROAA (as defined) and ROATCE (as defined). The market restricted share units have a three-year service-based vesting component as well as a total shareholder return multiplier. The number of market restricted share units that will ultimately vest ranges from 75% to 125% of target based on Synovus' total shareholder return. At June 30, 2018, including dividend equivalents granted, there were 910 thousand restricted share units, performance share units and market restricted share units outstanding with a weighted average grant-date fair value of $40.82 per share.

Note 12 - Non-interest Income

The following table reflects revenue disaggregated by revenue type and line of business for the six and three months ended June 30, 2018 and 2017.

Non-interest Income by Line of Business	For the Six Months Ended June 30, 2018
(in thousands)	Total	Community Banking	Corporate Banking	Retail Banking	Financial Management Services	Other
Service charges on deposit accounts	$39,938	$11,404	$985	$26,518	$—	$1,031
Fiduciary and asset management fees	27,419	—	—	—	27,419	—
Card fees	21,032	420	—	20,612	—	—
Brokerage revenue	17,596	—	—	—	17,596	—
Insurance revenue	3,092	—	—	—	3,092	—
Other fees	1,588	—	—	1,033	—	555
	$110,665	$11,824	$985	$48,163	$48,107	$1,586

Other revenues(1)	29,768	5,841	3,581	3,242	11,408	5,696
Total non-interest income	$140,433	$17,665	$4,566	$51,405	$59,515	$7,282

	For the Six Months Ended June 30, 2017
(in thousands)	Total	Community Banking	Corporate Banking	Retail Banking	Financial Management Services	Other
Service charges on deposit accounts	$40,370	$11,415	$887	$26,970	$—	$1,098
Fiduciary and asset management fees	24,676	—	—	—	24,676	—
Card fees	19,885	437	—	19,448	—	—
Brokerage revenue	14,436	—	—	—	14,436	—
Insurance revenue	2,364	—	—	—	2,364	—
Other fees	1,590	—	—	1,060	—	530
	$103,321	$11,852	$887	$47,478	$41,476	$1,628

Other revenues(1)	37,218	4,641	4,376	3,183	13,413	11,605
Total non-interest income	$140,539	$16,493	$5,263	$50,661	$54,889	$13,233

(1) Other revenues primarily relate to revenues not derived from contracts with customers.

Non-interest Income by Line of Business	For the Three Months Ended June 30, 2018
(in thousands)	Total	Community Banking	Corporate Banking	Retail Banking	Financial Management Services	Other
Service charges on deposit accounts	$19,999	$5,724	$453	$13,096	$—	$726
Fiduciary and asset management fees	13,983	—	—	—	13,983	—
Card fees	10,833	215	—	10,618	—	—
Brokerage revenue	8,900	—	—	—	8,900	—
Insurance revenue	1,879	—	—	—	1,879	—
Other fees	756	—	—	474	—	282
	$56,350	$5,939	$453	$24,188	$24,762	$1,008

Other revenues(1)	17,037	3,390	1,848	1,713	5,565	4,521
Total non-interest income	$73,387	$9,329	$2,301	$25,901	$30,327	$5,529

	For the Three Months Ended June 30, 2017
(in thousands)	Total	Community Banking	Corporate Banking	Retail Banking	Financial Management Services	Other
Service charges on deposit accounts	$20,252	$5,644	$428	$13,533	$—	$647
Fiduciary and asset management fees	12,524	—	—	—	12,524	—
Card fees	10,041	218	—	9,823	—	—
Brokerage revenue	7,210	—	—	—	7,210	—
Insurance revenue	1,060	—	—	—	1,060	—
Other fees	748	—	—	486	—	262
	$51,835	$5,862	$428	$23,842	$20,794	$909

Other revenues(1)	16,866	2,993	2,758	1,618	6,816	2,681
Total non-interest income	$68,701	$8,855	$3,186	$25,460	$27,610	$3,590

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

Insurance Revenue: Insurance revenue primarily consists of commissions received on annuity and life product sales. The commissions are recognized as revenue when the customer executes an insurance policy with the insurance carrier. In some cases, Synovus receives payment of trailing commissions each year when the customer pays its annual premium. For the six and three months ended June 30, 2018, Synovus recognized an immaterial amount of insurance trailing commissions related to performance obligations satisfied in prior periods.

Other Fees: Other fees primarily consist of revenues generated from safe deposit box rental fees and lockbox services. Fees are recognized over time, on a monthly basis, as Synovus' performance obligation for services is satisfied. Payment is received upfront for safe deposit box rentals and in the following month for lockbox services.
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. Synovus' non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after Synovus satisfies its performance obligation and revenue is recognized. Synovus does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, Synovus did not have any significant contract balances.
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
Unfunded letters of credit and lending commitments at June 30, 2018 and December 31, 2017 are presented below.

(in thousands)	June 30, 2018	December 31, 2017
Letters of credit*	$179,860	$153,372
Commitments to fund commercial and industrial loans	5,361,671	5,090,827
Commitments to fund commercial real estate, construction, and land development loans	1,652,834	1,567,583
Commitments under home equity lines of credit	1,179,074	1,137,714
Unused credit card lines	743,376	779,254
Other loan commitments	365,861	351,358
Total unfunded lending commitments and letters of credit	$9,482,676	$9,080,108

* Represent the contractual amount net of risk participations of approximately $70 million and $77 million at June 30, 2018 and December 31, 2017, respectively.

Merchant Services

In accordance with credit and debit card association rules, Synovus sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligation to reimburse the cardholder, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the merchant processor, which is primarily liable for any losses on covered transactions. However, if the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus mitigates this risk through its contractual arrangements with the merchant processing servicers and the merchants and by withholding future settlements, by retaining cash reserve accounts or by obtaining other security. During the six months ended June 30, 2018 and 2017, the sponsored entities processed and settled $34.35 billion and $30.42 billion, respectively, in total transactions. For the six months ended June 30, 2018 and 2017, Synovus incurred an immaterial amount of losses in connection with these chargebacks. During July 2018, Synovus began to accrue a receivable for chargebacks associated with one merchant processing relationship.

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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate accrual. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of June 30, 2018 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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

Note 14 - Subsequent Events

Pending Acquisition of FCB Financial Holdings, Inc.

On July 23, 2018, Synovus entered into the Merger Agreement by and among Synovus, FCB and Azalea Merger Sub Corp.  pursuant to which Synovus will acquire FCB in a reverse triangular merger. At the effective time of the Merger, each outstanding share of FCB Class A common stock, par value $0.001 per share, will be converted into the right to receive, without interest, 1.055 shares of Synovus common stock, par value $1.00 per share.  The Merger Agreement has been unanimously approved by both companies’ Board of Directors.  The transaction is subject to customary closing conditions, including approval of Synovus and FCB shareholders and approval of state and federal regulators, and is expected to close by the first quarter of 2019.

FCB operates 50 full service banking centers through its wholly-owned banking subsidiary, Florida Community Bank.  Following closing, Florida Community Bank will merge with and into Synovus Bank and operate under the Synovus brand.

Redemption of Series C Preferred Stock

On August 1, 2018, Synovus redeemed all 5,200,000 outstanding shares of Series C Preferred Stock for a cash price of $25.00 per share, without interest, for an aggregate redemption price of $130 million and paid a dividend of $2.6 million on the Series C Preferred Stock. The redemption of the Series C Preferred Stock was funded primarily with proceeds from Synovus' public offering of $200 million of Series D Preferred Stock completed on June 21, 2018. Concurrent with the redemption, Synovus will recognize an extinguishment loss of $4.1 million to net income available to common shareholders. The $4.1 million extinguishment loss will be recognized in a manner similar to the treatment of dividends paid on preferred stock during the three months ending September 30, 2018.

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

(14)	the risk that Federal Tax Reform could have an adverse impact on our business or our customers, including with respect to demand and pricing for our loan products;

(15)	the risk that we could realize losses if we sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets;

(16)	the risk that we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third party vendor or obligor fails to pay amounts due to us under that relationship;

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

(19)	the risks that if economic conditions worsen or regulatory capital rules are modified, we may be required to undertake initiatives to improve our capital position;

(20)	changes in the cost and availability of funding due to changes in the deposit market and credit market;

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

(23)
risks related to regulatory approval to take certain actions, including any dividends on our common stock or Series D Preferred Stock, any repurchases of common stock or any issuance or redemption of any other regulatory capital instruments, as well as any applications in respect of expansionary initiatives;

(24)
risks related to recent and proposed changes in the mortgage banking industry, including the risk that we may be required to repurchase mortgage loans sold to third parties and the impact of the “ability to pay” and “qualified mortgage” rules on our loan origination process and foreclosure proceedings;

(25)	the risk that we may be required to take additional charges with respect to our deferred tax assets as a result of Federal Tax Reform in the event our estimates prove inaccurate;

(26)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;

(27)	risks related to the fluctuation in our stock price;

(28)	the effects of any damages to our reputation resulting from developments related to any of the items identified above;

(29)	the risk that the required shareholder approvals of the Merger with FCB may not be obtained;

(30)	the risk that Synovus or FCB may be unable to obtain all of the regulatory approvals required to complete the Merger;

(31)	the risk that the other conditions to closing the Merger with FCB may not be satisfied;

(32)	the risk that the length of time necessary to consummate the Merger with FCB may be longer than anticipated for various reasons;

(33)	the risk that the businesses of Synovus and FCB will not be integrated successfully or that the integration may take longer than expected;

(34)	the risk that the cost savings, synergies, growth, and other benefits from the Merger with FCB may not be fully realized or may take longer to realize than expected;

(35)	the risk that management’s time and attention will be diverted to issues associated with the Merger with FCB rather than our ongoing businesses;

(36)	the risk that costs associated with the integration of the businesses of Synovus and FCB will be higher than anticipated;

(37)	the risk of litigation arising in connection with the Merger and that could cause the transaction to be more costly than expected or delay its completion;

(38)	the risk that events could lead to the termination of the Merger Agreement (or otherwise result in payment of termination fee);

(39)	the risk of business disruption following the Merger; and

(40)
other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part I - Item 1A. Risk Factors" of this Report.

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
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 250 branches and 334 ATMs in Georgia, Alabama, South Carolina, Florida, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the six and three months ended June 30, 2018 and financial condition as of June 30, 2018 and December 31, 2017. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2017 Form 10-K.
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
A reading of each section is important to understand fully our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS
Consolidated Financial Highlights

	Six Months Ended June 30,				Three Months Ended June 30,
(dollars in thousands, except per share data)	2018	2017	Change		2018	2017	Change
Net interest income	$558,861	$491,024	13.8%		$284,577	$251,097	13.3%
Provision for loan losses	24,566	18,934	29.7		11,790	10,260	14.9
Non-interest income	140,433	140,539	(0.1)		73,387	68,701	6.8
Adjusted non-interest income(1)	144,822	136,038	6.5		74,720	70,054	6.7
Total revenues (2)	700,590	623,896	12.3		359,260	319,799	12.3
Non-interest expense	399,234	389,133	2.6		204,057	191,747	6.4
Adjusted non-interest expense(1)	400,561	382,048	4.8		202,734	191,442	5.9
Income before income taxes	275,494	223,496	23.3		142,117	117,791	20.7
Net income	214,348	147,861	45.0		111,181	76,003	46.3
Net income available to common shareholders	209,229	142,742	46.6		108,622	73,444	47.9
Net income per common share, basic	1.77	1.17	51.2		0.92	0.60	52.7
Net income per common share, diluted	1.75	1.16	51.3		0.91	0.60	52.7
Adjusted net income per common share, diluted(1)	1.78	1.17	52.1		0.92	0.61	52.6
Net interest margin(3)	3.82%	3.46%	36	bps	3.86%	3.51%	35	bps
Net charge-off ratio(3)	0.18	0.19	(1)		0.29	0.26	3
Return on average assets(3)	1.38	0.98	40		1.42	1.00	42
Adjusted return on average assets(1)(3)	1.40	0.99	41		1.43	1.01	42
Efficiency ratio	56.97	62.31	(534)		56.78	59.90	(312)
Adjusted efficiency ratio(1)	56.90	60.87	(397)		56.41	59.56	(315)

(1) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2) Consists of net interest income and non-interest income excluding investment securities gains (losses), net.
(3) Annualized

	June 30, 2018	March 31, 2018	Sequential Quarter Change		June 30, 2017	Year-Over-Year Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$25,134,056	$24,883,037	$251,019		$24,430,512	$703,544
Total average loans	24,946,307	24,852,399	93,908		24,350,004	596,303
Total deposits	26,442,688	26,253,507	189,181		25,218,816	1,223,872
Total average deposits	26,268,074	25,788,073	480,001		24,991,708	1,276,366
Average core deposits (1)	24,345,157	23,836,163	508,994		23,612,149	733,008

Non-performing assets ratio	0.50%	0.53%	(3	) bps	0.73%	(23	) bps
Non-performing loans ratio	0.47	0.48	(1)		0.65	(18)
Past due loans over 90 days	0.01	0.02	(1)		0.02	(1)

Common equity Tier 1 capital (transitional)	$2,838,616	$2,801,073	$37,543		$2,734,983	$103,633
Tier 1 capital	3,156,805	2,924,109	232,696		2,829,340	327,465
Total risk-based capital	3,668,904	3,442,921	225,983		3,340,155	328,749
Common equity Tier 1 capital ratio (transitional)	10.12%	10.09%	3	bps	10.02%	10	bps
Tier 1 capital ratio	11.25	10.53	72		10.37	88
Total risk-based capital ratio	13.08	12.40	68		12.24	84
Total shareholders’ equity to total assets ratio	9.98	9.39	59		9.77	21
Tangible common equity ratio(1)	8.77	8.79	(2)		9.15	(38)
Return on average common equity(2)	15.39	14.62	77		10.34	505
Adjusted return on average common equity(1)(2)	15.59	14.86	73		10.49	510
Adjusted return on average tangible common equity(1)(2)	15.97	15.23	74		10.75	522

(1) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2) Quarter annualized

Results for the Six and Three Months Ended June 30, 2018
Net income available to common shareholders for the first six months of 2018 was $209.2 million, or $1.75 per diluted common share, an increase of 46.6% and 51.3%, respectively, compared to the first six months of 2017. Net income available to common shareholders for the second quarter of 2018 was $108.6 million, or $0.91 per diluted common share, an increase of 47.9% and 52.7%, respectively, compared to the second quarter of 2017. Return on average assets for the six months ended June 30, 2018 was 1.38%, up 40 basis points from the same period of 2017, and return on average assets for the second quarter of 2018 was 1.42%, up 42 basis points from the second quarter of 2017. Results for the first half of 2018 were driven by revenue growth and also reflect the benefit from a lower effective tax rate, due to the reduction of the Federal tax rate.
Total revenues, excluding investment securities losses, for the first half of 2018 were $700.6 million, up 12.3% compared to the same period in 2017. Total revenues, excluding investment securities losses, for the second quarter were $359.3 million, up 12.3% compared to the second quarter a year ago. Net interest income for the first half of 2018 was $558.9 million, an increase of $67.8 million, or 13.8%, compared to $491.0 million for the same period in 2017. The net interest margin was 3.82% for the six months ended June 30, 2018, an increase of 36 basis points from 3.46% for the six months ended June 30, 2017. The yield on earning assets was 4.39%, up 46 basis points compared to the six months ended June 30, 2017 and the effective cost of funds increased 10 basis points to 0.57%. The yield on loans was 4.79%, an increase of 48 basis points from the six months ended June 30, 2017 and the yield on investment securities was 2.34%, an increase of 25 basis points from the six months ended June 30, 2017. On a sequential quarter basis, net interest income increased by $10.3 million and the net interest margin increased by 8 basis points to 3.86%. The yield on earning assets was 4.47%, up 16 basis points from the first quarter of 2018. This increase was driven by an 18 basis point increase in loan yields. The effective cost of funds was 0.61% for the second quarter of 2018, up 8 basis points from the first quarter of 2018. The recent rate increases favorably impacted net interest income and net interest margin for 2018.
Non-interest income for the first six months of 2018 was $140.4 million compared to $140.5 million for the first six months of 2017. Non-interest income for the second quarter of 2018 was $73.4 million, up $4.7 million, or 6.8%, compared to the second quarter of 2017. Adjusted non-interest income, which excludes investment securities gains (losses) and decrease in fair value of private equity investments, was up $8.8 million, or 6.5%, for the first six months of 2018 compared to 2017 and up $4.7 million, or 6.7%, for the second quarter of 2018 compared to the second quarter of 2017. Synovus experienced growth in multiple categories during the first half of 2018 compared to the same time period in 2017 including an increase of $6.6 million, or 16.0%, in combined fiduciary and asset management fees, brokerage, and insurance revenues. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
Non-interest expense for the first six months of 2018 increased $10.1 million, or 2.6%, compared to the first six months of 2017 and non-interest expense for the second quarter of 2018 increased $12.3 million, or 6.4%, compared to the second quarter of 2017. The second quarter of 2018 included a $2.3 million expense for a valuation adjustment to the Visa derivative, offset in part by a $1.4 million benefit from a recovery of litigation settlement expense. The first quarter of 2018 included a $2.6 million reduction in litigation contingency accruals and the first quarter of 2017 included $6.5 million in restructuring charges. Adjusted non-interest expense, which excludes valuation adjustment to Visa derivative, restructuring charges, net, amortization of intangibles, and litigation settlement/contingency expense, increased $18.5 million, or 4.8%, for the first half of 2018 compared to the first half of 2017. Strong operating leverage for the first half of 2018 resulted in an efficiency ratio of 56.97%, improved from 62.31% for the first half of 2017. The adjusted efficiency ratio for the first six months of 2018 was 56.90%, down 397 basis points from the same period a year ago. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.
Credit quality metrics continued to be favorable during the second quarter of 2018 with a reduction in both the non-performing loan ratio and non-performing asset ratio. Non-performing loans were $117.3 million at June 30, 2018, down $2.8 million, or 2.3%, from the prior quarter and down $42.0 million from June 30, 2017. The non-performing loan ratio was 0.47% at June 30, 2018, as compared to 0.48% in the prior quarter and 0.65% a year ago. Total non-performing assets were $126.3 million at June 30, 2018, down $4.8 million, or 3.7%, from the prior quarter and down $52.6 million, or 29.4%, from a year ago. The non-performing assets ratio was 0.50% at June 30, 2018, down 3 basis points from the prior quarter and down 23 basis points from a year ago. Net charge-offs for the six months ended June 30, 2018 were $22.1 million, or 0.18% as a percentage of average loans annualized, compared to $22.6 million, or 0.19%, as a percentage of average loans annualized for the six months ended June 30, 2017. Loans past due over 90 days were 0.01% of total loans at June 30, 2018 as compared to 0.02% at June 30, 2017. For the six months ended June 30, 2018, the provision for loan losses was $24.6 million, an increase of $5.6 million, or 29.7%, compared to the six months ended June 30, 2017. The increase in provision expense for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 is primarily due to loan growth as well as a slightly increased level of charge-offs above reserves. The allowance for loan losses at June 30, 2018 was $251.7 million, or 1.00% of total loans, compared to $249.3 million, or 1.01% of total loans, at December 31, 2017 and $248.1 million, or 1.02% of total loans, at June 30, 2017.

At June 30, 2018, total loans were $25.13 billion, an increase of $346.6 million, or 2.8% annualized, and $703.5 million or 2.9%, compared to December 31, 2017 and June 30, 2017, respectively. Year-over-year loan growth was driven by a $532.5 million or 4.5% increase in C&I loans and a $945.8 million or 17.9% increase in consumer loans, with our lending partnerships growing $744.4 million and mortgage loans growing $280.3 million. This growth was partially offset by a $778.1 million or 10.5% decline in CRE loans.
During the second quarter of 2018, total average deposits increased $480.0 million, or 7.5% annualized, compared to the first quarter of 2018, and increased $1.28 billion, or 5.1%, compared to the second quarter of 2017. Average brokered deposits declined $29.0 million compared to the prior quarter. Average core deposits, during the second quarter of 2018, increased $509.0 million, or 8.6% annualized, compared to the prior quarter, and increased $733.0 million, or 3.1%, compared to the second quarter of 2017. During the first quarter of 2018, Synovus obtained FDIC approval to report deposits related to our sweep money market product, offered by Synovus Securities, as a component of core deposits. This product was reported as a brokered deposit through February of 2018. The second quarter average balance in these accounts totaled $310.0 million, and resulted in an increase of $198.0 million in average core deposits for the quarter, due to the reclassification. See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
On June 21, 2018, Synovus completed a public offering of $200 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D. The offering generated net proceeds of $195 million, which were largely used to fund the redemption of all of the outstanding shares of Series C Preferred Stock on August 1, 2018 for an aggregate redemption price of $130 million.
On January 23, 2018, Synovus announced a share repurchase program of up to $150 million to be completed during 2018. As of June 30, 2018, Synovus had repurchased under this program a total of $76.8 million, or 1.5 million shares of its common stock, at an average price of $52.72 per share. Additionally, during the first quarter of 2018, Synovus increased the quarterly common stock dividend by 67% to $0.25 per share effective with the quarterly dividend declared during the first quarter of 2018. Total shareholders’ equity was $3.17 billion at June 30, 2018 and $3.0 billion at December 31, 2017. Return on average common equity annualized for the second quarter of 2018 was 15.39%, an increase of 505 basis points from the same period in 2017. Adjusted return on average common equity annualized for the second quarter of 2018 was 15.59%, an improvement of 510 basis points from the same period in 2017. Adjusted return on average tangible common equity annualized for the second quarter of 2018 was 15.97%, an increase of 522 basis points from the same period in 2017. See Non-GAAP Financial Measures" in this Report for applicable reconciliation to the most comparable GAAP measures.
2018 Expectations
For the full year 2018 as compared to the full year 2017, management expectations are noted below:

•	Average loan growth of 4% to 6%

•	Average total deposits growth of 4% to 6%

•	Net interest income growth of 11% to 13%

•	Adjusted non-interest income(1) growth of 4% to 6%

•	Total non-interest expense growth of 0% to 3%

•	Effective income tax rate of 23% to 24%

•	Net charge-off ratio of 15 to 25 bps

•	Common share repurchases of up to $150 million
(1) See Non-GAAP Financial Measures" in this Report for applicable reconciliation to the most comparable GAAP measure.

Changes in Financial Condition
During the six months ended June 30, 2018, total assets increased $518.5 million from $31.22 billion at December 31, 2017 to $31.74 billion. The principal components of this increase were an increase in loans, net of deferred fees and costs, of $346.6 million and an increase in interest bearing funds with the Federal Reserve of $152.2 million. An increase of $294.8 million in deposits and Synovus' $200 million preferred stock issuance completed on June 21, 2018 provided the funding source for the growth in assets.

Loans
The following table compares the composition of the loan portfolio at June 30, 2018, December 31, 2017, and June 30, 2017.

(dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2018 vs. December 31, 2017 % Change(1)	June 30, 2017	June 30, 2018 vs. June 30, 2017 % Change
Commercial, financial and agricultural	$7,271,080	$7,179,487	2.6%	$6,993,817	4.0%
Owner-occupied	5,004,392	4,844,163	6.7	4,749,128	5.4
Total commercial and industrial	12,275,472	12,023,650	4.2	11,742,945	4.5
Investment properties	5,509,596	5,670,065	(5.7)	6,035,664	(8.7)%
1-4 family properties	720,710	781,619	(15.7)	836,826	(13.9)
Land and development	413,865	483,604	(29.1)	549,744	(24.7)
Total commercial real estate	6,644,171	6,935,288	(8.5)	7,422,234	(10.5)
Home equity lines	1,453,855	1,514,227	(8.0)	1,563,167	(7.0)
Consumer mortgages	2,750,935	2,633,503	9.0	2,470,665	11.3
Credit cards	238,424	232,676	5.0	225,900	5.5
Other consumer loans	1,793,916	1,473,451	43.9	1,031,639	73.9
Total consumer	6,237,130	5,853,857	13.2	5,291,371	17.9
Total loans	25,156,773	24,812,795	2.8	24,456,550	2.9
Deferred fees and costs, net	(22,717)	(25,331)	(20.8)	(26,038)	(12.8)
Total loans, net of deferred fees and costs	$25,134,056	$24,787,464	2.8%	$24,430,512	2.9%

(1) Percentage changes are annualized
At June 30, 2018, total loans were $25.13 billion, an increase of $346.6 million, or 2.8% annualized, and $703.5 million or 2.9%, compared to December 31, 2017 and June 30, 2017, respectively. Year-over-year loan growth was driven by a $532.5 million or 4.5% increase in C&I loans and a $945.8 million or 17.9% increase in consumer loans, with our lending partnerships growing $744.4 million and mortgage loans growing $280.3 million. This growth was partially offset by a $778.1 million or 10.5% decline in CRE loans.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at June 30, 2018 were $18.92 billion or 75.3% of the total loan portfolio, compared to $18.96 billion, or 76.5%, at December 31, 2017 and $19.17 billion, or 78.4%, at June 30, 2017.
At June 30, 2018 and December 31, 2017, Synovus had 30 and 25, respectively, commercial loan relationships with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships was approximately $35 million for both June 30, 2018 and December 31, 2017.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' total loan portfolio. The following table shows the composition of the C&I portfolio aggregated by NAICS code. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are originated through Synovus' local markets and the Corporate Banking Group to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of June 30, 2018, approximately 93% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. C&I loans of $12.28 billion, representing 48.8% of the total loan portfolio, grew $251.8 million, or 4.2% annualized, from December 31, 2017 and $532.5 million, or 4.5%, from June 30, 2017. The growth in C&I loans was broad-based, driven by small business, premium finance, and senior housing.

Commercial and Industrial Loans by Industry	June 30, 2018		December 31, 2017
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$2,863,586	23.3%	$2,764,907	23.0%
Manufacturing	1,015,076	8.3	930,751	7.7
Retail trade	840,398	6.8	857,348	7.1
Real estate and rental and leasing	828,961	6.8	851,303	7.1
Finance and insurance	782,753	6.4	780,279	6.5
Other services	778,208	6.3	761,916	6.3
Professional, scientific, and technical services	727,213	5.9	771,809	6.4
Wholesale trade	687,157	5.6	675,741	5.6
Real estate other	597,073	4.9	586,707	4.9
Accommodation and food services	586,609	4.8	562,877	4.7
Construction	536,779	4.4	500,091	4.2
Transportation and warehousing	494,487	4.0	427,608	3.6
Other industries	452,432	3.7	438,312	3.6
Agriculture, forestry, fishing, and hunting	322,286	2.6	349,181	2.9
Administration, support, waste management, and remediation	263,902	2.1	273,189	2.3
Educational services	259,170	2.1	259,367	2.2
Information	239,382	2.0	232,264	1.9
Total commercial and industrial loans	$12,275,472	100.0%	$12,023,650	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
At June 30, 2018, $7.27 billion of C&I loans, or 28.9% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At June 30, 2018, $5.00 billion of C&I loans, or 19.9% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominately secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
Total CRE loans consist of investment properties loans, 1-4 family properties loans, as well as land and development loans. These loans are subject to the same uniform lending policies referenced above. CRE loans of $6.64 billion, representing 26.4% of the total loan portfolio, decreased $291.1 million, or 8.5% annualized, from December 31, 2017 and decreased $778.1 million, or 10.5%, from June 30, 2017. The $291.1 million decline was driven by a $160.5 million decrease in the Investment Properties portfolio and a $69.7 million decrease in the non-strategic Land and Development portfolio. The decline in CRE is largely the result of the continued higher velocity of pay-off activity across the portfolio.
Investment Properties Loans
Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses, and other commercial development properties. Total investment properties loans as of June 30, 2018 were $5.51 billion, or 82.9% of the total CRE portfolio and 21.9% of the total loan portfolio, compared to $5.67 billion, or 81.8% of the total CRE portfolio and 22.9% of the total loan portfolio at December 31, 2017, a decrease of $160.5 million, or 5.7% annualized primarily due to a decline in office buildings and multi-family properties. Synovus' investment properties portfolio is well diversified by property type, geography (primarily within Synovus' primary market areas of Georgia, Alabama, South Carolina, Florida, and Tennessee), and tenants. The investment properties loans are primarily secured by the property being financed by the loans; however, these loans may also be secured by real estate or other assets beyond the property being financed.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to homebuilders and commercial mortgage loans to real estate investors and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Construction loans are generally interest-only loans and typically have maturities of three years or less, and commercial mortgage loans generally have maturities of three to five years, with amortization periods of up to fifteen to twenty years. At June 30, 2018, 1-4 family properties loans totaled $720.7 million, or 10.8% of the total CRE portfolio and 2.9% of the total loan portfolio, compared to $781.6 million, or 11.3% of the total CRE portfolio and 3.2% of the total loan portfolio at December 31, 2017.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. These loans have short-term maturities and are typically unamortized. Properties securing these loans are substantially within the Synovus footprint, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Total land and development loans were $413.9 million at June 30, 2018, or 1.6% of the total loan portfolio, a decline of $69.7 million, or 29.1% annualized, from December 31, 2017. Synovus continues to strategically reduce its exposure to these types of loans.
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
Consumer loans at June 30, 2018 totaled $6.24 billion, representing 24.8% of the total loan portfolio compared to $5.85 billion, or 23.6% of the total loan portfolio at December 31, 2017, and $5.29 billion, or 21.7% of the total loan portfolio at June 30, 2017. Consumer loans increased $383.3 million, or 13.2% annualized, from December 31, 2017 and $945.8 million, or 17.9%, from June 30, 2017. Consumer mortgages grew $117.4 million or 9.0% annualized, from December 31, 2017, and $280.3 million, or 11.3%, from June 30, 2017 given solid production in the private wealth management and physician categories as well as the continued addition of mortgage loan originators. HELOCs decreased $60.4 million or 8.0% from December 31, 2017. Credit card loans totaled $238.4 million at June 30, 2018, including $67.8 million of commercial credit card loans.
Other consumer loans increased $320.5 million, or 43.9% annualized, from December 31, 2017, and $762.3 million, or 73.9%, from June 30, 2017 primarily due to two consumer-based lending partnerships. One lending partnership, which began in the third quarter of 2015, is a program that provides merchants and contractors nationwide with the ability to offer term financing to their customers for major purchases and home improvement projects. The other lending partnership, which began in the second quarter of 2016, primarily provides qualified borrowers the ability to refinance student loan debt. As of June 30, 2018, these partnerships had combined balances of $1.4 billion, or 5.7% of the total loan portfolio.
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
As of the most recent FICO score refresh on March 31, 2018, weighted-average FICO scores within the residential real estate portfolio were 774 for HELOCs and 785 for consumer mortgages. HELOC utilization rates (total amount outstanding as a percentage of total available lines) were 53.7% and 55.6% at June 30, 2018 and December 31, 2017, respectively. Additionally, we maintained loan-to-value ratios based upon prudent guidelines to ensure consistency with Synovus' overall risk philosophy. At June 30, 2018, 35% of home equity line balances were secured by a first lien, and 65% were secured by a second lien. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.
Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of the origination date or, if the loan has been refinanced, as of the refinance date, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' consumer lending strategy, and Synovus does not currently develop or offer specific sub-prime, alt-A, no documentation or stated income residential real estate loan products. Synovus estimates that, as of June 30, 2018, it had $83.7 million of higher-risk consumer loans (1.3% of the consumer portfolio and 0.3% of the total loan portfolio) compared to $100.7 million as of June 30, 2017. Included in these amounts as of June 30, 2018 and 2017 are approximately $9 million and $12 million, respectively, of accruing TDRs.
Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of average deposits for the time periods indicated.

Composition of Average Deposits

(dollars in thousands)	June 30, 2018	%(1)	March 31, 2018	%(1)	December 31, 2017	%(1)	June 30, 2017	%(1)
Non-interest bearing demand deposits	$7,539,451	28.7%	$7,391,696	28.7%	$7,621,147	29.0%	$7,298,845	29.2%
Interest bearing demand deposits	5,001,825	19.0	5,032,000	19.5	4,976,239	18.9	4,837,053	19.4
Money market accounts, excluding brokered deposits	7,791,107	29.7	7,561,554	29.3	7,514,992	28.6	7,427,562	29.7
Savings deposits	829,800	3.2	811,588	3.1	804,853	3.0	805,019	3.2
Time deposits, excluding brokered deposits	3,182,974	12.1	3,039,325	11.8	3,170,445	12.1	3,243,670	13.0
Brokered deposits	1,922,917	7.3	1,951,910	7.6	2,198,333	8.4	1,379,559	5.5
Total average deposits	$26,268,074	100.0%	$25,788,073	100.0%	$26,286,009	100.0%	$24,991,708	100.0%
Average core deposits (2)	$24,345,157	92.7%	$23,836,163	92.4%	$24,087,676	91.6%	$23,612,149	94.5%

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
During the second quarter of 2018, total average deposits increased $480.0 million, or 7.5% annualized, compared to the first quarter of 2018, and increased $1.28 billion, or 5.1%, compared to the second quarter of 2017. Average brokered deposits declined $29.0 million compared to the prior quarter. Average core deposits, during the second quarter of 2018, increased $509.0 million, or 8.6% annualized, compared to the prior quarter, and increased $733.0 million, or 3.1%, compared to the second quarter of 2017. During the first quarter of 2018, Synovus obtained FDIC approval to report deposits related to our sweep money market product, offered by Synovus Securities, as a component of core deposits. This product was reported as a brokered deposit through February of 2018. The second quarter average balance in these accounts totaled $310.0 million, and resulted in an increase of $198.0 million in average core deposits for the quarter, due to the reclassification. See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
Average non-interest bearing demand deposits as a percentage of total average deposits were 28.7% for both the three months ended June 30, 2018 and three months ended March 31, 2018 and 29.2% for the three months ended June 30, 2017.
Average time deposits of $100,000 and greater for the three months ended June 30, 2018, March 31, 2018, and June 30, 2017 were $3.68 billion, $3.42 billion, and $2.86 billion, respectively, and included average brokered time deposits of $1.66 billion, $1.53 billion, and $815.5 million, respectively. These larger deposits represented 14.0%, 13.3%, and 11.4% of total average deposits for the three months ended June 30, 2018, March 31, 2018, and June 30, 2017, respectively, and included brokered time deposits which represented 6.3%, 5.9%, and 3.3% of total average deposits for the three months ended June 30, 2018, March 31, 2018, and June 30, 2017, respectively.
During the second quarter of 2018, total average brokered deposits represented 7.3% of total average deposits compared to 7.6% and 5.5% of total average deposits the previous quarter and the second quarter a year ago, respectively.

Non-interest Income
Non-interest income for the first six months of 2018 was $140.4 million compared to $140.5 million for the first six months of 2017. Non-interest income for the second quarter of 2018 was $73.4 million, up $4.7 million, or 6.8%, compared to the second quarter of 2017. Adjusted non-interest income, which excludes investment securities gains (losses) and decrease in fair value of private equity investments, was up $8.8 million, or 6.5%, for the first six months of 2018 compared to 2017 and up $4.7 million, or 6.7%, for the second quarter of 2018 compared to the second quarter of 2017. Synovus experienced growth in multiple categories during the first half of 2018 compared to the same time period in 2017 including an increase of $6.6 million, or 16.0%, in combined fiduciary and asset management fees, brokerage, and insurance revenues. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
The following table shows the principal components of non-interest income.

Non-interest income	Six Months Ended June 30,			Three Months Ended June 30,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Service charges on deposit accounts	$39,938	$40,370	(1.1)%	$19,999	$20,252	(1.2)%
Fiduciary and asset management fees	27,419	24,676	11.1	13,983	12,524	11.6
Card fees	21,032	19,885	5.8	10,833	10,041	7.9
Brokerage revenue	17,596	14,436	21.9	8,900	7,210	23.4
Mortgage banking income	9,887	11,548	(14.4)	4,839	5,784	(16.3)
Income from bank-owned life insurance	7,949	6,328	25.6	3,733	3,272	14.1
Investment securities (losses) gains, net	(1,296)	7,667	nm	(1,296)	(1)	nm
Decrease in fair value of private equity investments, net	(3,093)	(3,166)	nm	(37)	(1,352)	nm
Other fee income	9,877	11,033	(10.5)	5,259	6,164	(14.7)
Other non-interest income	11,124	7,762	43.3	7,174	4,807	49.2
Total non-interest income	$140,433	$140,539	(0.1)%	$73,387	$68,701	6.8%

Principal Components of Non-interest Income
Service charges on deposit accounts for the six and three months ended June 30, 2018 were down $432 thousand, or 1.1%, and down $253 thousand, or 1.2%, respectively, compared to the six and three months ended June 30, 2017. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees for the six and three months ended June 30, 2018 were down $267 thousand, or 1.5%, and $241 thousand, or 2.7%, respectively, compared to the six and three months ended June 30, 2017. Account analysis fees for the six and three months ended June 30, 2018 were up $171 thousand, or 1.4%, and $284 thousand, or 4.6%, respectively, compared to the six and three months ended June 30, 2017. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, for the six and three months ended June 30, 2018 were down $336 thousand, or 3.3%, and $297 thousand, or 5.8%, compared to the same periods in 2017.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, and financial planning services. Fiduciary and asset management fees increased $2.7 million, or 11.1%, and $1.5 million, or 11.6%, for the six and three months ended June 30, 2018, respectively, compared to the six and three months ended June 30, 2017. The increase was driven by growth in assets under management. Total assets under management (including brokerage assets under management) increased by 16% year-over-year to approximately $14.4 billion, due to overall market conditions, increased productivity as well as the addition of new talent.
Card fees totaled $21.0 million and $10.8 million for the six and three months ended June 30, 2018, respectively, compared to $19.9 million and $10.0 million for the same periods in 2017. Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant discounts. Card fees are reported net of certain associated expense items including customer loyalty program expenses and network expenses.
Brokerage revenue was $17.6 million and $8.9 million for the six and three months ended June 30, 2018, respectively, up $3.2 million, or 21.9%, and up $1.7 million, or 23.4%, compared to the six and three months ended June 30, 2017, respectively. The increase in 2018 from 2017 was largely driven by growth in brokerage assets under management due primarily to new talent additions. Brokerage revenue consists primarily of brokerage commissions. Additionally, brokerage revenue includes advisory fees earned from the management of customer assets.

Mortgage banking income decreased $1.7 million, or 14.4%, and $945 thousand, or 16.3%, compared to the six and three months ended June 30, 2017, respectively, reflecting softer production volume in a rising interest rate environment.
Income from bank-owned life insurance increased $1.6 million, or 25.6%, and $461 thousand, or 14.1%, compared to the six and three months ended June 30, 2017, respectively, due to additional investments in bank-owned life insurance policies during the first quarter of 2017, increases in the cash surrender value of these policies, and death benefits.
Investment securities losses of $1.3 million for the six and three months ended June 30, 2018 included a loss of $1.3 million from a strategic sale to improve portfolio performance. Investment securities gains, net of $7.7 million for the six months ended June 30, 2017 included a $3.4 million gain on the sale of an equity position and a $4.3 million gain from the repositioning of the investment securities portfolio during the first quarter of 2017.
Private equity investments consist of an equity method investment in a venture capital fund. The net loss of $3.1 million for the first half of 2018 consisted mostly of net unrealized losses on certain investments within the fund. The net loss of $3.2 million during the first half of 2017 consisted mostly of realized losses on sales of investments within the fund.
Other fee income includes fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for automated teller machine use, customer swap dealer fees, and other service charges. Other fee income was lower by $1.2 million, or 10.5%, and $905 thousand, or 14.7%, compared to the six and three months ended June 30, 2017, respectively, due primarily to higher customer swap dealer fees and syndication arranger fees in 2017.
The main components of other non-interest income are income from insurance commissions, gains from sales of GGL/SBA loans, and other miscellaneous items. Other non-interest income was up $3.4 million, or 43.3%, and $2.4 million, or 49.2%, compared to the six and three months ended June 30, 2017, respectively, due primarily to higher insurance commissions, higher gains on sales of GGL/SBA loans, and miscellaneous items.
Non-interest Expense
Non-interest expense for the first six months of 2018 increased $10.1 million, or 2.6%, compared to the first six months of 2017 and non-interest expense for the second quarter of 2018 increased $12.3 million, or 6.4%, compared to the second quarter of 2017. The second quarter of 2018 included a $2.3 million expense for a valuation adjustment to the Visa derivative offset in part by a $1.4 million benefit from a recovery of litigation settlement expense. The first quarter of 2018 included a $2.6 million reduction in litigation contingency accruals and the first quarter of 2017 included $6.5 million in restructuring charges. Adjusted non-interest expense, which excludes valuation adjustment to Visa derivative, restructuring charges, net, amortization of intangibles, and litigation settlement/contingency expense increased $18.5 million, or 4.8%, for the first half of 2018 compared to the first half of 2017. Strong operating leverage for the first half of 2018 resulted in an efficiency ratio of 56.97%, improved from 62.31% for the first half of 2017. The adjusted efficiency ratio for the first six months of 2018 was 56.90%, down 397 basis points from the same period a year ago. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.
The following table summarizes the components of non-interest expense.

Non-interest Expense
	Six Months Ended June 30,			Three Months Ended June 30,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Salaries and other personnel expense	$225,583	$212,404	6.2%	$111,863	$105,213	6.3%
Net occupancy and equipment expense	64,134	59,264	8.2	32,654	29,933	9.1
Third-party processing expense	29,012	26,223	10.6	15,067	13,620	10.6
FDIC insurance and other regulatory fees	13,335	13,645	(2.3)	6,543	6,875	(4.8)
Professional fees	11,789	12,907	(8.7)	6,284	7,551	(16.8)
Advertising expense	10,312	11,258	(8.4)	5,220	5,346	(2.4)
Valuation adjustment to Visa derivative	2,328	—	nm	2,328	—	nm
Foreclosed real estate expense, net	749	3,582	(79.1)	(107)	1,448	(107.4)
Earnout liability adjustment	—	1,707	nm	—	1,707	nm
Restructuring charges, net	(212)	6,524	nm	103	13	nm
Other operating expenses	42,204	41,619	1.4	24,102	20,041	20.3
Total non-interest expense	$399,234	$389,133	2.6%	$204,057	$191,747	6.4%

Salaries and other personnel expenses increased $13.2 million, or 6.2%, and $6.7 million, or 6.3%, for the six and three months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to talent additions and higher incentive compensation expense.
Net occupancy and equipment expense increased $4.9 million, or 8.2%, and $2.7 million, or 9.1%, during the six and three months ended June 30, 2018, respectively, compared to the same periods in 2017 driven primarily by costs associated with growth in technology investments.
Third-party processing expense includes all third-party core operating system and processing charges as well as third-party servicing charges. Third-party processing expense increased $2.8 million, or 10.6%, and $1.4 million, or 10.6%, during the six and three months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase is primarily due to an increase of $2.5 million and $1.1 million for the six and three months ended June 30, 2018, respectively, compared to the same periods in 2017, from servicing fees associated with loan growth from Synovus' two consumer-based lending partnerships.
During the three months ended June 30, 2018, Synovus recorded a $2.3 million valuation adjustment to the Visa derivative following Visa's announcement on June 26, 2018 that it would deposit $600 million into its litigation escrow account.
For the six months ended June 30, 2018, Synovus recorded net lease termination accrual reversals of $377 thousand related to branches closed in prior years offset somewhat by other property related charges of $165 thousand. During the six months ended June 30, 2017, Synovus recorded severance charges of $6.5 million including $6.2 million for termination benefits incurred in conjunction with a voluntary early retirement program offered to Synovus employees during the first quarter of 2017.
Other operating expenses for the six and three months ended June 30, 2018 included a benefit of $4.0 million and $1.4 million, respectively, from recoveries and reductions in litigation contingency accruals. Other operating expenses for the six and three months ended June 30, 2017 included a $2.4 million gain from the settlement of a contingent receivable.
Income Tax Expense
Income tax expense was $61.1 million and $30.9 million for the six and three months ended June 30, 2018, respectively, representing an effective tax rate of 22.2% and 21.8% for the respective periods. Income tax expense was $75.6 million and $41.8 million for the six and three months ended June 30, 2017, respectively, representing an effective tax rate of 33.8% and 35.5% for the respective periods. The effective tax rate is lower for the six and three months ended June 30, 2018 due to Federal Tax Reform that reduced the federal statutory rate from 35% to 21% for tax years beginning after December 31, 2017.
The effective tax rate is affected by many factors including, but not limited to, the level of pre-tax income, bank-owned life insurance, tax-exempt interest and nondeductible expenses. In addition, the effective tax rate is affected by items that may occur in any given period but are not consistent from period-to-period, such as tax benefits related to share-based compensation, jurisdiction statutory tax rate changes, valuation allowance changes and changes to unrecognized tax benefits. Accordingly, the comparability of the effective tax rate between periods may be impacted.

The effective income tax rate for the six months ended June 30, 2018 included a net discrete income tax benefit of $2.8 million predominantly resulting from tax benefits associated with the exercise and vesting of employee equity awards.

CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the quality of its loan portfolio by industry, property type, geography, as well as credit quality metrics and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. Credit quality metrics have remained favorable during the first six months of 2018.
The table below includes selected credit quality metrics.

Credit Quality Metrics
(dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Non-performing loans	$117,328	$115,561	$159,317
Impaired loans held for sale(1)	2,733	11,278	127
Other real estate	6,288	3,758	19,476
Non-performing assets	$126,349	$130,597	$178,920
Non-performing loans as a % of total loans	0.47%	0.47	0.65
Non-performing assets as a % of total loans, other loans held for sale, and ORE	0.50	0.53	0.73
Loans 90 days past due and still accruing	$3,222	4,414	4,550
As a % of total loans	0.01%	0.02	0.02
Total past due loans and still accruing	$55,614	52,031	66,788
As a % of total loans	0.22%	0.21	0.27
Net charge-offs, quarter	$17,829	8,979	15,679
Net charge-offs/average loans, quarter	0.29%	0.15	0.26
Net charge-offs, year-to-date	$22,109	69,675	22,597
Net charge-offs/average loans, year-to-date	0.18%	0.29	0.19
Provision for loan losses, quarter	$11,790	8,564	10,260
Provision for loan losses, year-to-date	24,566	67,185	18,934
Allowance for loan losses	251,725	249,268	248,095
Allowance for loan losses as a % of total loans	1.00%	1.01	1.02

(1) Represent only impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value, less costs to sell, based primarily on estimated sales proceeds net of selling costs.
Non-performing Assets
Total NPAs were $126.3 million at June 30, 2018, a $4.2 million, or 3.3%, decrease from $130.6 million at December 31, 2017 and a $52.6 million, or 29.4%, decrease from $178.9 million at June 30, 2017. The year-over-year decline in non-performing assets was driven by the continued resolution of problem assets, including accelerated dispositions in conjunction with the balance sheet restructuring actions in the third quarter of 2017. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate were 0.50% at June 30, 2018 compared to 0.53% at December 31, 2017 and 0.73% at June 30, 2017.
Troubled Debt Restructurings
Accruing TDRs were $125.3 million at June 30, 2018, compared to $151.3 million at December 31, 2017 and $167.4 million at June 30, 2017. Accruing TDRs declined $26.0 million, or 17.2%, from December 31, 2017 and $42.1 million, or 25.1%, from a year ago primarily due to continued decline in TDR inflows, fewer loans qualifying for removal of TDR designation upon subsequent renewal, refinance, or modification, and pay-offs.
At June 30, 2018, the allowance for loan losses allocated to these accruing TDRs was $6.5 million compared to $8.7 million at December 31, 2017 and $8.5 million at June 30, 2017. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At June 30, 2018 and December 31, 2017, 97% and 99%, respectively, of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have remained at low levels. There were eight defaults for the six months ended June 30, 2018 and three defaults for the six months ended June 30, 2017.

Accruing TDRs by Risk Grade	June 30, 2018		December 31, 2017		June 30, 2017
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Pass	$57,013	45.5%	$57,136	37.8%	$69,943	41.8%
Special Mention	19,799	15.8	15,879	10.5	20,550	12.3
Substandard accruing	48,498	38.7	78,256	51.7	76,902	45.9
Total accruing TDRs	$125,310	100.0%	$151,271	100.0%	$167,395	100.0%

Accruing TDRs Aging by Portfolio Class
	June 30, 2018
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Commercial, financial and agricultural	$11,302	$817	$—	$12,119
Owner-occupied	36,388	62	—	36,450
Total commercial and industrial	47,690	879	—	48,569
Investment properties	24,218	—	—	24,218
1-4 family properties	10,347	111	—	10,458
Land and development	15,281	589	—	15,870
Total commercial real estate	49,846	700	—	50,546
Home equity lines	1,312	1,108	333	2,753
Consumer mortgages	18,572	195	—	18,767
Credit cards	—	—	—	—
Other consumer loans	4,630	45	—	4,675
Total consumer	24,514	1,348	333	26,195
Total accruing TDRs	$122,050	$2,927	$333	$125,310

	December 31, 2017
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Commercial, financial and agricultural	$33,789	$1,161	$44	$34,994
Owner-occupied	35,554	—	—	35,554
Total commercial and industrial	69,343	1,161	44	70,548
Investment properties	21,398	—	—	21,398
1-4 family properties	14,865	191	—	15,056
Land and development	14,835	381	—	15,216
Total commercial real estate	51,098	572	—	51,670
Home equity lines	5,096	—	—	5,096
Consumer mortgages	18,588	80	—	18,668
Credit cards	—	—	—	—
Other consumer loans	5,097	192	—	5,289
Total consumer	28,781	272	—	29,053
Total accruing TDRs	$149,222	$2,005	$44	$151,271

Non-accruing TDRs were $30.4 million at June 30, 2018 compared to $11.7 million at December 31, 2017. Non-accruing TDRs generally may be returned to accrual status if there has been a period of performance, consisting usually of at least a six month sustained period of repayment performance in accordance with the terms of the agreement.
Potential Problem Loans
Potential problem loans are defined by management as being certain performing loans with a well-defined weakness where there is known information about possible credit problems of borrowers which causes management to have concerns about the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of commercial Substandard accruing loans but exclude loans 90 days past due and still accruing interest and accruing TDRs classified as Substandard since these loans are disclosed separately. Potential problem commercial loans were $153.5 million at June 30, 2018 compared to $103.3 million and $149.2 million at December 31, 2017 and June 30, 2017, respectively. Synovus cannot predict whether these potential problem loans ultimately will become non-performing loans or result in losses.
Net Charge-offs
Net charge-offs for the six months ended June 30, 2018 were $22.1 million, or 0.18% as a percentage of average loans annualized, compared to $22.6 million, or 0.19%, as a percentage of average loans annualized for the six months ended June 30, 2017.
Provision for Loan Losses and Allowance for Loan Losses
For the six months ended June 30, 2018, the provision for loan losses was $24.6 million, an increase of $5.6 million, or 29.7%, compared to the six months ended June 30, 2017. The increase in provision expense for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 is primarily due to loan growth as well as a slightly increased level of charge-offs above reserves.
The allowance for loan losses at June 30, 2018 was $251.7 million, or 1.00% of total loans, compared to $249.3 million, or 1.01% of total loans, at December 31, 2017 and $248.1 million, or 1.02% of total loans, at June 30, 2017.
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
At June 30, 2018, Synovus and Synovus Bank's capital levels remained strong and each exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Capital Ratios
(dollars in thousands)	June 30, 2018	December 31, 2017
Common equity Tier 1 capital (transitional)
Synovus Financial Corp.	$2,838,616	$2,763,168
Synovus Bank	3,285,713	3,155,163
Tier 1 capital
Synovus Financial Corp.	3,156,805	2,872,001
Synovus Bank	3,285,713	3,155,163
Total risk-based capital
Synovus Financial Corp.	3,668,904	3,383,081
Synovus Bank	3,537,812	3,406,243
Common equity Tier 1 capital ratio (transitional)
Synovus Financial Corp.	10.12%	9.99%
Synovus Bank	11.72	11.43
Tier 1 capital ratio
Synovus Financial Corp.	11.25	10.38
Synovus Bank	11.72	11.43
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	13.08	12.23
Synovus Bank	12.61	12.33
Leverage ratio
Synovus Financial Corp.	10.03	9.19
Synovus Bank	10.45	10.12
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	8.77	8.79

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
On June 21, 2018, Synovus completed a public offering of $200 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D. The offering generated net proceeds of $195 million, which were largely used to fund the redemption of all of the outstanding shares of Series C Preferred Stock on August 1, 2018 for an aggregate redemption price of $130 million.
On January 23, 2018, Synovus announced a share repurchase program of up to $150 million to be completed during 2018. As of June 30, 2018, Synovus had repurchased under this program a total of $76.8 million, or 1.5 million shares of its common stock, at an average price of $52.72 per share. As of June 30, 2018 and August 6, 2018, the remaining authorization under this program was $73.2 million and $44.6 million, respectively.
As of June 30, 2018, total disallowed deferred tax assets were $63.6 million or 0.23% of risk-weighted assets, compared to $70.4 million, or 0.25% of risk-weighted assets, at December 31, 2017. Disallowed deferred tax assets for CET1 were $50.9 million at June 30, 2018 compared to $56.3 million at December 31, 2017. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes" in Synovus' 2017 Form 10-K for more information on Synovus' net deferred tax asset.
At June 30, 2018, Synovus' CET1 ratio was 10.12% under the Basel III transitional provisions, and the estimated fully phased-in CET1 ratio was 10.06%, both of which are well in excess of regulatory requirements including the capital conservation buffer. On November 21, 2017, federal banking regulators adopted a final rule to extend the regulatory capital transition for certain items applicable during 2017 to future periods for banking organizations (such as Synovus) that are not subject to the advanced approaches capital rule. This reduced the capital impact to Synovus in 2018 from the fully phased-in implementation of Basel III that was originally required. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure. Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements.
Dividends
Synovus has historically paid a quarterly cash dividend to the holders of its common stock. Management and the Board of Directors closely monitor current and projected capital levels, liquidity (including dividends from subsidiaries), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends. During the first quarter of 2018, Synovus increased the quarterly common stock dividend by 67% to $0.25 per share effective with the quarterly dividend declared during the first quarter of 2018.
Synovus' ability to pay dividends on its capital stock, consisting of the common stock and the preferred stock, is primarily dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities, as further discussed below. During the six months ended June 30, 2018, Synovus Bank paid upstream cash dividends to Synovus totaling $110.0 million. For the year ended December 31, 2017, Synovus Bank and non-bank subsidiaries made upstream cash distributions to the Parent Company totaling $451.0 million including cash dividends of $283.2 million.
    Synovus declared dividends of $0.50 and $0.30 per common share for the six months ended June 30, 2018 and six months ended June 30, 2017, respectively. In addition to dividends paid on its common stock, Synovus paid dividends of $5.1 million on its Series C Preferred Stock during both the six months ended June 30, 2018 and 2017.
On June 21, 2018, Synovus completed a public offering of $200 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D. The offering generated net proceeds of $195 million, which were largely used to fund the redemption of all of the outstanding shares of Series C Preferred Stock on August 1, 2018 for an aggregate redemption price of $130 million.
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
Synovus Bank also generates liquidity through the national deposit markets through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. On September 25, 2017, Synovus Bank completed the Cabela's Transaction and thereby retained WFB's $1.10 billion brokered time deposit portfolio with a weighted average remaining maturity of approximately 2.53 years and a weighted average rate of 1.83 percent. Synovus Bank has the capacity to access funding through its membership in the FHLB system. At June 30, 2018, based on currently pledged collateral, Synovus Bank had access to incremental funding of $1.26 billion, subject to FHLB credit policies, through utilization of FHLB advances.

In addition to bank level liquidity management, Synovus must manage liquidity at the parent company level for various operating needs including the servicing of debt, the payment of dividends on our common stock and preferred stock, share repurchases, payment of general corporate expenses and potential capital infusions into subsidiaries. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and the Federal Reserve Bank. During the six months ended June 30, 2018, Synovus Bank paid upstream cash dividends to Synovus totaling $110.0 million. For the year ended December 31, 2017, Synovus Bank and non-bank subsidiaries made upstream cash distributions to the Parent Company totaling $451.0 million including cash dividends of $283.2 million. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity, and overall condition. In addition, GA DBF rules and related statutes contain limitations on payments of dividends by Synovus without the approval of the GA DBF.
On June 21, 2018, Synovus completed a public offering of $200 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D. The offering generated net proceeds of $195 million, which were largely used to fund the redemption of all of the outstanding shares of Series C Preferred Stock on August 1, 2018 for an aggregate redemption price of $130 million.
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
Earning Assets and Sources of Funds
Average total assets for the six months ended June 30, 2018 increased $838.0 million or 2.7%, to $31.37 billion as compared to $30.54 billion for the first six months of 2017. Average earning assets increased $968.6 million, or 3.4%, in the first six months of 2018 compared to the same period in 2017 and represented 94.3% of average total assets at June 30, 2018, as compared to 93.7% at June 30, 2017. The increase in average earning assets resulted from a $708.9 million increase in average loans, net, and a $242.8 million increase in average taxable investment securities. Average interest bearing liabilities increased $632.9 million, or 3.1%, to $20.76 billion for the first six months of 2018 compared to the same period in 2017. The increase in average interest bearing liabilities was driven by a $672.8 million increase in average time deposits and a $206.0 million increase in average interest bearing demand deposits. These increases were partially offset by a $238.2 million decrease in average long-term debt. Average non-interest bearing demand deposits increased $229.1 million, or 3.2%, to $7.47 billion for the first six months of 2018 compared to the same period in 2017.
Net interest income for the six months ended June 30, 2018 was $558.9 million, an increase of $67.8 million, or 13.8%, compared to $491.0 million for the six months ended June 30, 2017.
The net interest margin was 3.82% for the six months ended June 30, 2018, an increase of 36 basis points from 3.46% for the six months ended June 30, 2017. The yield on earning assets was 4.39%, up 46 basis points compared to the six months ended June 30, 2017 and the effective cost of funds increased 10 basis points to 0.57%. The yield on loans was 4.79%, an increase of 48 basis points from the six months ended June 30, 2017 and the yield on investment securities was 2.34%, an increase of 25 basis points from the six months ended June 30, 2017.
On a sequential quarter basis, net interest income increased by $10.3 million and the net interest margin increased by 8 basis points to 3.86%. The increase in net interest income was driven by an $81.3 million increase in average loans, net. The increase in net interest income for the quarter was also driven by margin expansion. Additionally, the rate increases in March and June favorably impacted net interest income and the net interest margin for the three months ended June 30, 2018 compared to the previous quarter. The yield on earning assets was 4.47%, up 16 basis points from the first quarter of 2018. This increase was driven by an 18 basis point increase in loan yields. The effective cost of funds was 0.61% for the second quarter of 2018, up 8 basis points from the first quarter of 2018.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Average Balances, Interest, and Yields	2018		2017
(dollars in thousands) (yields and rates annualized)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Interest Earning Assets:
Taxable investment securities (1)	$4,077,564	4,097,162	3,937,278	3,786,436	3,844,688
Yield	2.34%	2.34	2.29	2.11	2.11
Tax-exempt investment securities(1)(3)	$115	140	180	259	340
Yield (taxable equivalent) (3)	6.87%	6.57	7.97	7.86	6.87
Trading account assets(4)	$23,772	8,167	7,360	7,823	3,667
Yield	2.79%	2.66	2.78	2.09	2.28
Commercial loans(2)(3)	$18,857,271	18,963,515	18,935,774	19,059,936	19,137,733
Yield	4.85%	4.64	4.49	4.41	4.27
Consumer loans(2)	$6,092,899	5,899,015	5,704,629	5,440,765	5,215,258
Yield	4.76%	4.71	4.54	4.55	4.49
Allowance for loan losses	$(257,966)	(251,635)	(252,319)	(249,248)	(251,219)
Loans, net (2)	$24,692,204	24,610,895	24,388,084	24,251,453	24,101,772
Yield	4.88%	4.70	4.55	4.49	4.36
Mortgage loans held for sale	$50,366	38,360	45,353	52,177	52,224
Yield	4.42%	3.95	3.96	3.88	3.87
Other earning assets (5)	$724,537	516,575	922,296	543,556	561,503
Yield	1.77%	1.48	1.31	1.23	1.00
Federal Home Loan Bank and Federal Reserve Bank Stock(4)	$165,845	177,381	159,455	175,263	177,323
Yield	4.63%	3.39	4.03	3.50	2.99
Total interest earning assets	$29,734,403	29,448,680	29,460,006	28,816,967	28,741,517
Yield	4.47%	4.31	4.15	4.11	3.99
Interest Bearing Liabilities:
Interest bearing demand deposits	$5,001,826	5,032,000	4,976,239	4,868,372	4,837,053
Rate	0.35%	0.31	0.28	0.27	0.23
Money Market accounts, excluding brokered deposits	$7,791,107	7,561,554	7,514,992	7,528,036	7,427,562
Rate	0.55%	0.43	0.36	0.34	0.32
Savings deposits	$829,800	811,587	804,853	803,184	805,019
Rate	0.03%	0.03	0.03	0.03	0.04
Time deposits under $100,000	$1,161,890	1,143,780	1,166,413	1,183,582	1,202,746
Rate	0.82%	0.71	0.70	0.68	0.67
Time deposits over $100,000	$2,021,084	1,895,545	2,004,031	2,067,347	2,040,924
Rate	1.22%	1.02	0.99	0.97	0.94
Non-maturing brokered deposits	$262,976	424,118	546,413	547,466	564,043
Rate	1.94%	1.14	0.81	0.73	0.54
Brokered time deposits	$1,659,941	1,527,793	1,651,920	983,423	815,515
Rate	1.85%	1.75	1.63	1.16	0.94
Total interest bearing deposits	$18,728,624	18,396,377	18,664,861	17,981,410	17,692,862
Rate	0.70%	0.58	0.54	0.46	0.41
Federal funds purchased and securities sold under repurchase agreements	$210,679	202,226	184,369	191,585	183,400
Rate	0.38%	0.21	0.15	0.08	0.10
Long-term debt	$1,852,094	2,127,994	1,713,982	1,985,175	2,270,452
Rate	2.66%	2.32	2.67	2.81	2.83
Total interest bearing liabilities	$20,791,397	20,726,597	20,563,212	20,158,170	20,146,714
Rate	0.87%	0.76	0.72	0.69	0.68
Non-interest bearing demand deposits	$7,539,451	7,391,695	7,621,147	7,305,508	7,298,845
Effective cost of funds	0.61%	0.53	0.50	0.48	0.48
Net interest margin	3.86%	3.78	3.65	3.63	3.51
Taxable equivalent adjustment (3)	$120	116	234	283	298

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
(5) Includes interest bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.

Net Interest Income and Rate/Volume Analysis
The following tables set forth the major components of net interest income and the related annualized yields and rates for the six months ended June 30, 2018 and 2017, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Six Months Ended June 30,						2018 Compared to 2017
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2018	2017	2018	2017	2018	2017	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$4,087,309	$3,843,131	$47,812	$40,069	2.34%	2.09%	$2,531	$5,212	$7,743
Tax-exempt investment securities(2)	128	1,528	4	45	6.71	5.95	(41)	—	(41)
Total investment securities	4,087,437	3,844,659	47,816	40,114	2.34	2.09	2,490	5,212	7,702
Trading account assets	16,012	5,047	220	49	2.75	1.93	105	66	171
Taxable loans, net(1)	24,854,408	24,122,851	584,543	510,222	4.74	4.27	15,490	58,831	74,321
Tax-exempt loans, net(1)(2)	52,184	72,553	1,120	1,688	4.33	4.69	(474)	(94)	(568)
Allowance for loan losses	(254,818)	(252,565)
Loans, net	24,651,774	23,942,839	585,663	511,910	4.79	4.31	15,016	58,737	73,753
Mortgage loans held for sale	44,396	49,405	936	972	4.22	3.93	(98)	62	(36)
Other earning assets(3)	621,131	607,656	5,147	2,684	1.65	0.88	59	2,404	2,463
Federal Home Loan Bank and Federal Reserve Bank stock	171,581	174,101	3,422	2,788	3.99	3.20	(40)	674	634
Total interest earning assets	29,592,331	28,623,707	643,204	558,517	4.39	3.93	17,532	67,155	84,687
Cash and due from banks	387,472	396,305
Premises and equipment, net	427,291	414,810
Other real estate	3,709	21,723
Other assets(4)	964,141	1,080,397
Total assets	$31,374,944	$30,536,942

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$5,016,830	$4,810,836	$8,151	$5,001	0.33%	0.21%	$215	$2,935	$3,150
Money market accounts	8,020,066	8,017,785	21,192	12,857	0.53	0.32	3	8,332	8,335
Savings deposits	820,744	857,050	118	329	0.03	0.08	(14)	(197)	(211)
Time deposits	4,705,778	4,032,971	29,514	16,887	1.26	0.84	2,803	9,824	12,627
Federal funds purchased and securities sold under repurchase agreements	206,476	180,145	310	84	0.30	0.09	12	214	226
Long-term debt	1,989,282	2,227,501	24,822	31,728	2.48	2.83	(3,343)	(3,563)	(6,906)
Total interest-bearing liabilities	20,759,176	20,126,288	84,107	66,886	0.81	0.67	(324)	17,545	17,221
Non-interest bearing deposits	7,465,982	7,236,840
Other liabilities	201,790	214,381
Shareholders' equity	2,947,996	2,959,433
Total liabilities and equity	$31,374,944	$30,536,942
Interest rate spread:					3.58%	3.26%
Net interest income - FTE/margin(5)			$559,097	$491,631	3.82%	3.46%	$17,856	$49,610	$67,466
Taxable equivalent adjustment			236	607
Net interest income, actual			$558,861	$491,024

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2018 - $15.5 million, 2017 - $15.7 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate (21% in 2018 and 35% in 2017), in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.
(3) Includes interest bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(4) Includes average net unrealized gains (losses) on investment securities available for sale of $(115.1) million and $(41.2) million for the six months ended June 30, 2018 and
2017, respectively.
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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 1.75% to 2.00% and the current prime rate of 5.00%. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a gradual decline of 100 basis points to determine the sensitivity of net interest income for the next twelve months. Synovus continues to maintain a modestly asset sensitive position which would be expected to benefit net interest income in a rising interest rate environment and reduce net interest income in a declining interest rate environment. The following table represents the estimated sensitivity of net interest income to these changes in short-term interest rates at June 30, 2018, with comparable information for December 31, 2017.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

Change in Short-term Interest Rates (in basis points)	June 30, 2018	December 31, 2017
+200	3.0%	3.6%
+100	1.4%	1.9%
Flat	—%	—%
-100	-3.7%	-4.7%

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

	As of June 30, 2018
Change in Short-term Interest Rates (in basis points)	Base Scenario	15% Increase in Average Repricing Beta
+200	3.0%	1.4%
+100	1.4%	0.7%

The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter term time horizon. Synovus also evaluates potential longer term interest rate risk through modeling and evaluation of EVE. Simulation modeling is utilized to measure the economic value of equity and its sensitivity to immediate changes in interest rates. This EVE modeling allows Synovus to capture longer-term repricing risk and options risk embedded in the balance sheet. These simulations value only the current balance sheet and do not incorporate growth assumptions used in the net interest income simulation. The economic value of equity is the net fair value of assets, liabilities, and off-balance sheet financial instruments derived from the present value of future cash flows discounted at current market interest rates. From this baseline valuation, Synovus evaluates changes in the value of each of these items in various interest rate scenarios to determine the net impact on the economic value of equity. Key assumptions utilized in the model, namely loan prepayments, investment security prepayments, deposit repricing betas, and non-maturity deposit duration have a significant impact on the results of the EVE simulations. As illustrated in the table below, the EVE model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 1.6% and by 1.5%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. Assuming an immediate 100 basis point decline in rates, EVE is projected to decrease by 14.7%. These metrics reflect a relatively stable long term interest rate risk position as compared to December 31, 2017.

	Estimated Change in EVE
Immediate Change in Interest Rates (in basis points)	June 30, 2018	December 31, 2017
+200	1.5%	-0.2%
+100	1.6%	1.6%
-100	-14.7%	-16.9%

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
ASU 2016-13, Financial Instruments--Credit Losses (CECL). In June 2016, the FASB issued the new guidance related to credit losses. The new guidance replaces the existing incurred loss impairment guidance with an expected credit loss methodology. The new guidance will require management’s estimate of credit losses over the full remaining expected life of loans and other financial instruments. For Synovus, the standard will apply to loans, unfunded loan commitments, and debt securities available for sale. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted on January 1, 2019.  Upon adoption, Synovus will record a cumulative effect adjustment to retained earnings as of the beginning of the reporting period of adoption.

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

ASU 2016-02, Leases. In February 2016, the FASB issued ASU 2016-02, its new standard on lease accounting. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. Under the new standard, all lessees will recognize a right-of-use asset and a lease liability, including operating leases, with a lease term greater than 12 months. From a lessor perspective, the accounting model is largely unchanged, though the new standard does include certain targeted improvements to align, where necessary, lessor accounting with the lessee accounting model and the revenue recognition guidance in ASC Topic 606 (those related to evaluating when profit can be recognized). For Synovus, the impact of this ASU will primarily relate to its accounting and reporting of leases as a lessee. The new ASU will be effective for Synovus beginning January 1, 2019. Synovus will adopt this ASU retrospectively, at the beginning of the period of adoption, through a cumulative-effect adjustment to retained earnings. The standard also requires additional disclosures regarding leasing arrangements.
Synovus is currently evaluating the potential financial statement impact from the implementation of this standard by reviewing its existing lease contracts and other contracts that may include embedded leases. Synovus currently expects to recognize lease liabilities and corresponding right-of-use assets (at their present value) related to substantially all of the $230 million of future minimum lease commitments as disclosed in Note 7 of Synovus' 2017 Form 10-K. However, the population of contracts requiring balance sheet recognition and their initial measurement continues to be under evaluation.
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

Non-GAAP Financial Measures
The measures entitled adjusted non-interest income; adjusted non-interest expense; adjusted efficiency ratio; adjusted net income per common share, diluted; adjusted return on average assets; adjusted return on average common equity; adjusted return on average tangible common equity; average core deposits; tangible common equity ratio; and common equity Tier 1 (CET1) ratio (fully phased-in) are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest income; total non-interest expense; efficiency ratio; net income per common share, diluted; return on average assets; return on average common equity; total average deposits; the ratio of total shareholders' equity to total assets; and the CET1 ratio, respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted non-interest income is a measure used by management to evaluate non-interest income exclusive of net investment securities gains/losses and changes in fair value of private equity investments, net. Adjusted non-interest expense and the adjusted efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income per common share, diluted, adjusted return on average assets, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. The adjusted return on average tangible common equity is a measure used by management to compare Synovus' performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. Average core deposits is a measure used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. The tangible common equity ratio and common equity Tier 1 (CET1) ratio (fully phased-in) are used by management and bank regulators to assess the strength of our capital position. The computations of these measures are set forth in the tables below.

Reconciliation of Non-GAAP Financial Measures	Six Months Ended		Three Months Ended
(in thousands, except per share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Adjusted non-interest income
Total non-interest income	$140,433	$140,539	$73,387	$68,701
Add/subtract: Investment securities losses (gains), net	1,296	(7,667)	1,296	1
Add: Decrease in fair value of private equity investments, net	3,093	3,166	37	1,352
Adjusted non-interest income	$144,822	$136,038	$74,720	$70,054

Adjusted non-interest expense
Total non-interest expense	$399,234	$389,133	$204,057	$191,747
Subtract: Merger-related expense	—	(86)	—	—
Add: Litigation settlement/contingency expense	4,026	—	1,400	—
Add/subtract: Restructuring charges, net	212	(6,524)	(103)	(13)
Subtract: Amortization of intangibles	(583)	(475)	(292)	(292)
Subtract: Valuation adjustment to Visa derivative	(2,328)	—	(2,328)	—
Adjusted non-interest expense	$400,561	$382,048	$202,734	$191,442

Reconciliation of Non-GAAP Financial Measures, continued	Six Months Ended		Three Months Ended
(in thousands, except per share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Adjusted efficiency ratio
Adjusted non-interest expense	$400,561	$382,048	$202,734	$191,442

Net interest income	558,861	491,024	284,577	251,097
Add: Tax equivalent adjustment	236	607	120	298
Add: Total non-interest income	140,433	140,539	73,387	68,701
Add/subtract: Investment securities losses (gains), net	1,296	(7,667)	1,296	1
Total FTE revenues	$700,826	$624,503	$359,380	$320,097
Add: Decrease in fair value of private equity investments, net	3,093	3,166	37	1,352
Adjusted total revenues	$703,919	$627,669	$359,417	$321,449
Efficiency ratio	56.97%	62.31%	56.78%	59.90%
Adjusted efficiency ratio	56.90	60.87	56.41	59.56

Adjusted net income per common share, diluted
Net income available to common shareholders	$209,229	$142,742	$108,622	$73,444
Add/subtract: Income tax expense related to effects of State Tax Reform	717	—	(608)	—
Add: Merger-related expense	—	86	—	—
Subtract: Litigation settlement/contingency expense	(4,026)	—	(1,400)	—
Subtract/add: Restructuring charges, net	(212)	6,524	103	13
Add: Amortization of intangibles	583	475	292	292
Add: Valuation adjustment to Visa derivative	2,328	—	2,328	—
Add/subtract: Investment securities losses (gains), net	1,296	(7,667)	1,296	1
Add: Decrease in fair value of private equity investments, net	3,093	3,166	37	1,352
Subtract: Tax effect of adjustments	(719)	(963)	(624)	(613)
Adjusted net income available to common shareholders	$212,289	$144,363	$110,046	$74,489
Weighted average common shares outstanding, diluted	119,229	123,304	119,139	123,027
Adjusted net income per common share, diluted	$1.78	$1.17	$0.92	$0.61

Adjusted return on average assets (annualized)
Net income	$214,348	$147,861	$111,181	$76,003
Add/subtract: Income tax expense related to effects of State Tax Reform	717	—	(608)	—
Add: Merger-related expense	—	86	—	—
Add: Litigation settlement/contingency expense	(4,026)	—	(1,400)	—
Subtract/add: Restructuring charges, net	(212)	6,524	103	13
Add: Amortization of intangibles	583	475	292	292
Add: Valuation adjustment to Visa derivative	2,328	—	2,328	—
Add/subtract: Investment securities losses (gains), net	1,296	(7,667)	1,296	1
Add: Decrease in fair value of private equity investments, net	3,093	3,166	37	1,352
Subtract: Tax effect of adjustments	(719)	(963)	(624)	(613)
Adjusted net income	$217,408	$149,482	$112,605	$77,048
Net income annualized	$432,249	$298,173	$445,946	$304,847
Adjusted net income annualized	$438,419	$301,442	$451,657	$309,039
Total average assets	$31,374,944	$30,536,942	$31,502,758	$30,630,748
Return on average assets	1.38%	0.98%	1.42%	1.00%
Adjusted return on average assets (annualized)	1.40	0.99	1.43	1.01

Reconciliation of Non-GAAP Financial Measures, continued	Three Months Ended
(dollars in thousands)	June 30, 2018	March 31, 2018	June 30, 2017
Adjusted return on average common equity and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$108,622	$100,607	$73,444
Subtract/add: Income Tax expense related to effects of State Tax Reform	(608)	1,325	—
Subtract: Litigation settlement/contingency expense	(1,400)	(2,626)	—
Add/subtract: Restructuring charges, net	103	(315)	13
Add: Amortization of intangibles	292	292	292
Add: Valuation adjustment to Visa derivative	2,328	—	—
Add: Investment securities losses, net	1,296	—	1
Add: Decrease in fair value of private equity investments, net	37	3,056	1,352
Subtract: Tax effect of adjustments	(624)	(96)	(613)
Adjusted net income available to common shareholders	$110,046	$102,243	$74,489
Net income annualized	$441,393	$414,652	$298,775

Total average shareholders' equity less preferred stock	$2,831,368	$2,790,648	$2,849,069
Subtract: Goodwill	(57,315)	(57,315)	(57,018)
Subtract: Other intangible assets, net	(10,555)	(10,915)	(11,966)
Total average tangible shareholders' equity less preferred stock	$2,763,498	$2,722,418	$2,780,085
Return on average common equity (annualized)	15.39%	14.62%	10.34%
Adjusted return on average common equity (annualized)	15.59	14.86	10.49
Adjusted return on average tangible common equity (annualized)	15.97	15.23	10.75

Reconciliation of Non-GAAP Financial Measures, continued
(dollars in thousands)	June 30, 2018	March 31, 2018	December 31, 2018	June 30, 2017
Average core deposits
Average total deposits	$26,268,074	$25,788,073	$26,286,009	$24,991,708
Subtract: Average brokered deposits	(1,922,917)	(1,951,910)	(2,198,333)	(1,379,559)
Average core deposits	$24,345,157	$23,836,163	$24,087,676	$23,612,149

Tangible common equity ratio
Total assets	$31,740,305	$31,501,028	$31,221,837	$30,687,966
Subtract: Goodwill	(57,315)	(57,315)	(57,315)	(57,092)
Subtract: Other intangible assets, net	(10,458)	(10,750)	(11,254)	(11,843)
Tangible assets	$31,672,532	$31,432,963	$31,153,268	$30,619,031
Total shareholders' equity	$3,167,694	$2,956,495	$2,961,566	$2,997,947
Subtract: Goodwill	(57,315)	(57,315)	(57,315)	(57,092)
Subtract: Other intangible assets, net	(10,458)	(10,750)	(11,254)	(11,843)
Subtract: Preferred Stock, no par value	(321,118)	(125,980)	(125,980)	(125,980)
Tangible common equity	$2,778,803	$2,762,450	$2,767,017	$2,803,032
Total shareholders' equity to total assets ratio	9.98%	9.39%	9.49%	9.77%
Tangible common equity ratio	8.77	8.79	8.88	9.15

Common equity Tier 1 (CET1) ratio (fully phased-in)
Common equity Tier 1 (CET1)	$2,838,616
Subtract: Adjustment related to capital components	(3,599)
CET1 (fully phased-in)	$2,835,017
Total risk-weighted assets	$28,056,193
Total risk-weighted assets (fully phased-in)	$28,182,637
Common equity Tier 1 (CET1) ratio	10.12%
Common equity Tier 1 (CET1) ratio (fully phased-in)	10.06

	Current expectation- increase (decrease) vs. 2017
(dollars in thousands)	2017	$	%
2018 Expectation for adjusted non-interest income growth
Total non-interest income, as reported	$345,327	$285 million-$290 million	(16%)-(18%)
Subtract: Cabela's Transaction Fee	(75,000)
Add: Investment securities losses, net	289
Add: decrease in fair value of private equity investments, net	3,093
Adjusted non-interest income	$273,709	$285 million-$290 million	4%-6%

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

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
As a result of Synovus entering into the Merger Agreement with FCB, certain risk factors, as provided below, have been identified in addition to those previously reported in Synovus’ 2017 10-K. These risks and the other risks associated with the proposed Merger will be more fully discussed in the joint proxy statement/prospectus that will be included in the registration statement on Form S-4 that Synovus will file with the SEC in connection with the Merger. We urge you to read the registration statement on Form S-4 once it becomes available because it will contain important information about the Merger, including relevant risk factors.

The consummation of the Merger is contingent upon the satisfaction of a number of conditions, including shareholder and regulatory approvals, that are outside of our or FCB’s control and that we and FCB may be unable to satisfy or obtain or which may delay the consummation of the Merger or result in the imposition of conditions that could reduce the anticipated benefits from the Merger or cause the parties to abandon the Merger.

Consummation of the Merger is contingent upon the satisfaction of a number of conditions, some of which are beyond our and FCB’s control, including, among others: (i) the adoption of the Merger Agreement by the holders of FCB’s class A common stock, (ii) the approval of the issuance of shares of our common stock to be issued to the FCB stockholders in the Merger by our shareholders, (iii) the authorization for listing on the New York Stock Exchange of the shares our common stock to be issued to the FCB stockholders in the Merger, (iv) the effectiveness of the registration statement registering our common stock to be issued to FCB stockholders in the Merger, (v) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the consummation of the Merger illegal and (vi) the receipt of required regulatory approvals, including the approval of the Board of Governors of the Federal Reserve System and the Georgia Department of Banking and Finance. Furthermore, each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, generally subject to a material adverse effect qualification, (ii) performance in all material respects by the other party of its obligations under the Merger Agreement and (iii) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after receipt of the requisite approvals by our shareholders or FCB's stockholders, or we or FCB may elect to terminate the Merger Agreement in certain other circumstances.

In addition, we and FCB may be subject to lawsuits challenging the Merger, and adverse rulings in these lawsuits may delay or prevent the Merger from being completed or require us or FCB to incur significant costs to defend or settle these lawsuits. Any delay in completing the Merger could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect it to achieve if the Merger is successfully completed within its expected time frame.

We may fail to realize all of the anticipated benefits of the Merger, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating FCB.
Our ability to realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to successfully integrate the acquired businesses. The integration and combination of the acquired businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating their business practices and operations with ours. The integration process may disrupt our business and the business of FCB and, if implemented ineffectively, could limit the full realization of the anticipated benefits of the acquisition. The failure to meet the challenges involved in integrating the acquired businesses and to realize the anticipated benefits of the Merger could cause an interruption of, or a loss of momentum in, our business activities or those of FCB and could adversely impact our business, financial condition and results of operations. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, loss of customers and diversion of our management’s and employees’ attention. The challenges of combining the operations of the companies include, among others:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in attracting and retaining key personnel, including personnel that are considered key to the future success of FCB’s businesses; and

•	challenges in keeping key business relationships in place.
Many of these factors will be outside of our control and any one of them could result in increased costs and liabilities, decreases in the amount of expected income and diversion of management’s time and energy, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, even if the operations of FCB are integrated successfully with our business, the full benefits of the transaction may not be realized, including the synergies, cost savings, growth opportunities or earnings accretion that are expected. These benefits may not be achieved within the anticipated time frame, or at all, and additional unanticipated costs may be incurred in the integration of the businesses. Furthermore, FCB may have unknown or contingent liabilities that we would assume in the acquisition and that were not discovered during the course of our due diligence. These liabilities could include exposure to unexpected asset quality problems, compliance and regulatory violations, key employee and client retention problems and other problems that could result in significant costs to us.
All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the transaction, negatively impact the price of our common stock, or have a material adverse effect on our business, financial condition and results of operations.
Failure to complete the Merger could negatively impact our stock price and the future business and financial results.

Completion of the Merger is not assured. If the Merger is not completed, our ongoing business and financial results may be adversely affected and we will be subject to several risks, including the following:

•	the price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed;

•	having to pay significant costs relating to the Merger without receiving the benefits of the Merger, including, in certain circumstances, a termination fee of $93.5 million;

•	negative reactions from customers, shareholders, market analysts, employees and future acquisition partners;

•	the possible loss of employees necessary to operate our business;

•
we will have been subject to certain restrictions on the conduct of our business, which may have prevented us from making certain acquisitions or dispositions or pursuing certain business opportunities while the Merger was pending; and

•	the diversion of the focus of our management to the Merger instead of on pursuing other opportunities that could have been beneficial to us and our business.

If the Merger is not completed, we cannot assure our shareholders that these risks will not materialize and will not materially adversely affect our business, financial results, and stock price. Additionally, if the Merger is not completed, we will not recognize the anticipated benefits of the Merger, yet will still incur significant expenses.

While the Merger is pending, we will be subject to business uncertainties and contractual restrictions that could adversely affect our business and operations.

Uncertainty about the effect of the Merger on employees, customers and other persons with whom we or FCB have a business relationship may have an adverse effect on our business, operations and stock price. In connection with the pendency of the acquisition, existing customers of FCB could decide to no longer do business with FCB, reducing the anticipated benefits of the Merger. Synovus is also subject to certain restrictions on the conduct of its business while the Merger is pending. As a result, certain other projects may be delayed or ceased and business decisions could be deferred. Employee retention at FCB, and also at Synovus, may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Synovus, FCB or the combined company, the benefits of the Merger could be materially diminished.

In addition, shareholders and market analysts could also have a negative perception of the Merger, which could cause a material reduction in our stock price and could also result in (i) our not achieving the requisite vote to approve the issuance of our shares in the Merger and/or (ii) FCB not achieving the requisite vote to adopt the Merger Agreement.

The Merger may not be accretive and may cause dilution of our adjusted earnings per share following the Merger, which may negatively affect the market price of our common stock.

We currently anticipate that the Merger will be accretive to shareholders of the combined company on an earnings per share basis in 2020. This expectation is based on preliminary estimates, which may materially change. We could also encounter additional transaction and integration-related costs or other factors resulting in the failure to realize all of the benefits anticipated in the Merger. All of these factors could cause dilution of our adjusted earnings per share or decrease or delay the expected accretive effect of the Merger and cause a decrease in the market value of our common stock.

We are expected to incur substantial expenses related to the Merger and our integration with FCB.

Both Synovus and FCB will incur substantial expenses in connection with the Merger and our integration with FCB. There are a large number of processes, policies, procedures, operations, technologies, and systems that must be integrated. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in us taking significant charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present.

Our future results will suffer if we do not effectively manage our expanded operations following the Merger.

Following the Merger, the size of our business will increase significantly beyond its current size. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Merger.

Current Synovus shareholders may have a reduced ownership and voting interest in the combined company after the Merger.

Synovus expects to issue or reserve for issuance approximately 52 million shares of Synovus common stock to FCB stockholders in connection with the Merger (including shares of Synovus common stock to be issued in connection with outstanding FCB equity awards). Upon completion of the Merger, each Synovus shareholder will remain a shareholder of Synovus with a percentage ownership of the combined company that may be smaller than the shareholder's percentage of Synovus prior to the transaction, depending upon such shareholder's current ownership of Synovus shares. As a result of these potentially reduced ownership percentages, Synovus shareholders may have less voting power in the combined company than they now have with respect to Synovus.

ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:
Synovus' Board of Directors authorized a $150 million share repurchase program that will expire at the end of 2018. This program was announced on January 23, 2018. The table below sets forth information regarding repurchases of our common stock during the second quarter of 2018.

Share Repurchases
(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2018	22	$52.98	22	$122,112
May 2018	479	53.63	479	96,408
June 2018	421	55.14	421	73,220
Total	922	$54.30	922

(1) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

The foregoing repurchases during the second quarter of 2018 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. – MINE SAFETY DISCLOSURES
None.
ITEM 5. – OTHER INFORMATION
None.

ITEM 6. – EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger by and among Synovus Financial Corp., FCB Financial Holdings, Inc. and Azalea Merger Sub Corp., dated as of July 23, 2018, incorporated by reference to Exhibit 2.1 to Synovus' Current Report on Form 8-K dated July 23, 2018, as filed with the SEC on July 25, 2018.

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

3.5
Articles of Amendment to the Amended and Restated Articles of Incorporation of Synovus, incorporated by reference to Exhibit 3.1 of Synovus' Current Report on Form 8-K dated June 20, 2018, as filed with the SEC on June 21, 2018.

3.6	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus' Current Report on Form 8-K dated November 8, 2010, as filed with the SEC on November 9, 2010.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

August 8, 2018	By:	/s/ Kevin S. Blair
Date		Kevin S. Blair
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)