Form 10-Q
period 2018-09-30
SYNOVUS FINANCIAL CORP
filed 2018-11-06
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
Commission file number 1-10312

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
______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒  NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 7(a)2(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	November 5, 2018
Common Stock, $1.00 Par Value	116,376,039

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

Synovus Trust – Synovus Trust Company, N.A., a wholly-owned subsidiary of Synovus Bank
TDR – Troubled debt restructuring (as defined in ASC 310-40)
the Treasury – United States Department of the Treasury
VIE – Variable interest entity, as defined in ASC 810-10
Visa – The Visa U.S.A., Inc. card association or its affiliates, collectively
Visa Class A shares – Class A shares of common stock issued by Visa are publicly traded shares which are not subject to restrictions on sale
Visa Class B shares – Class B shares of common stock issued by Visa which are subject to restrictions with respect to sale until all of the Covered Litigation has been settled. Class B shares will be convertible into Visa Class A shares using a then-current conversion ratio upon the lifting of restrictions with respect to sale of Visa Class B shares
Visa Derivative – A derivative contract with the purchaser of Visa Class B shares which provides for settlements between the purchaser and Synovus based upon a change in the ratio for conversion of Visa Class B shares into Visa Class A shares
Warrant – A warrant issued to the Treasury by Synovus to purchase up to 2,215,820 shares of Synovus common stock at a per share exercise price of $65.52 expiring on December 19, 2018, as was issued by Synovus to Treasury in 2008 in connection with the Capital Purchase Program, promulgated under the Emergency Stabilization Act of 2008
WFB – World's Foremost Bank, a wholly-owned subsidiary of Cabela's Incorporated

iii

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$436,540	$397,848
Interest-bearing funds with Federal Reserve Bank	515,493	460,928
Interest earning deposits with banks	34,470	26,311
Federal funds sold and securities purchased under resale agreements	25,430	47,846
Total cash, cash equivalents, restricted cash, and restricted cash equivalents(1)	1,011,933	932,933
Mortgage loans held for sale, at fair value	37,276	48,024
Investment securities available for sale, at fair value	3,883,574	3,987,069
Loans, net of deferred fees and costs	25,577,116	24,787,464
Allowance for loan losses	(251,450)	(249,268)
Loans, net	25,325,666	24,538,196
Cash surrender value of bank-owned life insurance	551,061	540,958
Premises and equipment, net	431,012	426,813
Goodwill	57,315	57,315
Other intangible assets	10,166	11,254
Deferred tax asset, net	185,116	165,788
Other assets	582,001	513,487
Total assets	$32,075,120	$31,221,837
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$7,628,736	$7,686,339
Interest-bearing deposits	18,804,922	18,461,561
Total deposits	26,433,658	26,147,900
Federal funds purchased and securities sold under repurchase agreements	191,145	161,190
Other short-term borrowings	478,540	100,000
Long-term debt	1,656,909	1,606,138
Other liabilities	274,795	245,043
Total liabilities	29,035,047	28,260,271
Shareholders' Equity
Series D Preferred Stock – no par value. Authorized 100,000,000 shares; 8,000,000 shares issued and outstanding at September 30, 2018	195,138	—
Series C Preferred Stock - no par value. 5,200,000 shares outstanding at December 31, 2017	—	125,980
Common stock - $1.00 par value. Authorized 342,857,143 shares; 143,093,317 issued at September 30, 2018 and 142,677,449 issued at December 31, 2017; 116,714,463 outstanding at September 30, 2018 and 118,897,295 outstanding at December 31, 2017	143,093	142,678
Additional paid-in capital	3,049,233	3,043,129
Treasury stock, at cost – 26,378,854 shares at September 30, 2018 and 23,780,154 shares at December 31, 2017	(974,478)	(839,674)
Accumulated other comprehensive loss	(143,720)	(54,754)
Retained earnings	770,807	544,207
Total shareholders’ equity	3,040,073	2,961,566
Total liabilities and shareholders' equity	$32,075,120	$31,221,837

See accompanying notes to unaudited interim consolidated financial statements.
(1) See "Note 1 - Basis of Presentation" of this Report for information on Synovus' change in presentation of cash and cash equivalents.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Interest income:
Loans, including fees	$314,639	$273,847	$900,035	$785,166
Investment securities available for sale	24,164	20,014	71,976	60,112
Mortgage loans held for sale	578	506	1,514	1,478
Federal Reserve Bank balances	2,376	1,569	6,944	4,084
Other earning assets	2,185	1,716	6,442	4,723
Total interest income	343,942	297,652	986,911	855,563
Interest expense:
Deposits	39,219	20,798	98,195	55,874
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	940	347	2,744	865
Long-term debt	12,164	13,935	35,492	45,227
Total interest expense	52,323	35,080	136,431	101,966
Net interest income	291,619	262,572	850,480	753,597
Provision for loan losses	14,982	39,686	39,548	58,620
Net interest income after provision for loan losses	276,637	222,886	810,932	694,977
Non-interest income:
Service charges on deposit accounts	20,582	20,678	60,521	61,048
Fiduciary and asset management fees	13,462	12,615	40,881	37,290
Card fees	10,608	9,729	31,640	29,614
Brokerage revenue	9,329	7,511	26,924	21,947
Mortgage banking income	5,290	5,603	15,177	17,151
Income from bank-owned life insurance	3,771	3,232	11,720	9,560
Cabela's Transaction Fee	—	75,000	—	75,000
Investment securities losses, net	—	(7,956)	(1,296)	(289)
Other fee income	4,510	5,094	14,387	16,127
Other non-interest income	4,116	3,929	12,147	8,526
Total non-interest income	71,668	135,435	212,101	275,974
Non-interest expense:
Salaries and other personnel expense	114,341	109,675	339,924	322,079
Net occupancy and equipment expense	32,088	30,573	96,222	89,837
Third-party processing expense	14,810	13,659	43,822	39,882
FDIC insurance and other regulatory fees	6,430	7,078	19,765	20,723
Professional fees	6,298	7,141	18,087	20,048
Advertising expense	3,735	3,610	14,046	14,868
Foreclosed real estate expense, net	360	7,265	1,110	10,847
Earnout liability adjustments	11,652	2,059	11,652	3,766
Merger-related expense	6,684	23	6,684	110
Restructuring charges, net	21	519	(191)	7,043
Other operating expenses	23,878	24,044	68,410	65,577
Total non-interest expense	220,297	205,646	619,531	594,780
Income before income taxes	128,008	152,675	403,502	376,171
Income tax expense	18,949	54,668	80,095	130,303
Net income	109,059	98,007	323,407	245,868
Less: Preferred stock dividends and redemption charge	9,729	2,559	14,848	7,678
Net income available to common shareholders	$99,330	$95,448	$308,559	$238,190
Net income per common share, basic	$0.85	$0.79	$2.61	$1.96
Net income per common share, diluted	0.84	0.78	2.60	1.94
Weighted average common shares outstanding, basic	117,241	120,900	118,096	121,796
Weighted average common shares outstanding, diluted	118,095	121,814	118,847	122,628

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,
	2018			2017
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$128,008	$(18,949)	$109,059	$152,675	$(54,668)	$98,007
Net unrealized (losses) gains on investment securities available for sale:
Reclassification adjustment for net losses realized in net income	—	—	—	7,956	(3,063)	4,893
Net unrealized (losses) gains arising during the period	(24,210)	6,270	(17,940)	5,465	(2,106)	3,359
Net unrealized (losses) gains	(24,210)	6,270	(17,940)	13,421	(5,169)	8,252
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(35)	9	(26)	(34)	13	(21)
Actuarial (losses) gains arising during the period	(46)	12	(34)	61	(23)	38
Net increase (decrease) in unrealized gains, net	(81)	21	(60)	27	(10)	17
Other comprehensive (loss) income	$(24,291)	$6,291	$(18,000)	$13,448	$(5,179)	$8,269
Comprehensive income			$91,059			$106,276

	Nine Months Ended September 30,
	2018			2017
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$403,502	$(80,095)	$323,407	$376,171	$(130,303)	$245,868
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	—	—	—	130	(50)	80
Net unrealized (losses) gains on investment securities available for sale:
Reclassification adjustment for net losses realized in net income	1,296	(336)	960	289	(111)	178
Net unrealized (losses) gains arising during the period	(111,131)	28,782	(82,349)	25,715	(9,903)	15,812
Net unrealized (losses) gains	(109,835)	28,446	(81,389)	26,004	(10,014)	15,990
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(103)	31	(72)	(74)	29	(45)
Actuarial (losses) gains arising during the period	(46)	12	(34)	61	(23)	38
Net increase (decrease) in unrealized gains, net	(149)	43	(106)	(13)	6	(7)
Other comprehensive (loss) income	$(109,984)	$28,489	$(81,495)	$26,121	$(10,058)	$16,063
Comprehensive income			$241,912			$261,931

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Series D Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2016	$—	$125,980	$142,026	$3,028,405	$(664,595)	$(55,659)	$351,767	$2,927,924
Net income	—	—	—	—	—	—	245,868	245,868
Other comprehensive income, net of income taxes	—	—	—	—	—	16,063	—	16,063
Cash dividends declared on common stock - $0.45 per share	—	—	—	—	—	—	(54,671)	(54,671)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	—	(7,678)	(7,678)
Repurchases of common stock	—	—	—	—	(135,914)	—	—	(135,914)
Restricted share unit activity	—	—	335	(8,007)	—	—	(290)	(7,962)
Stock options exercised	—	—	164	2,708	—	—	—	2,872
Share-based compensation expense	—	—	—	10,576	—	—	—	10,576
Balance at September 30, 2017	$—	$125,980	$142,525	$3,033,682	$(800,509)	$(39,596)	$534,996	$2,997,078

Balance at December 31, 2017	$—	$125,980	$142,678	$3,043,129	$(839,674)	$(54,754)	$544,207	$2,961,566
Cumulative-effect adjustment from adoption of ASU 2014-09	—	—	—	—	—	—	(685)	(685)
Reclassification from adoption of ASU 2018-02	—	—	—	—	—	(7,588)	7,588	—
Cumulative-effect adjustment from adoption of ASU 2016-01	—	—	—	—	—	117	(117)	—
Net income	—	—	—	—	—	—	323,407	323,407
Other comprehensive loss, net of income taxes	—	—	—	—	—	(81,495)	—	(81,495)
Cash dividends declared on common stock - $0.75 per share	—	—	—	—	—	—	(88,396)	(88,396)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	—	(7,678)	(7,678)
Redemption of Series C Preferred Stock	—	(125,980)	—	—	—	—	(4,020)	(130,000)
Issuance of Series D Preferred Stock, net of issuance costs	195,138	—	—	—	—	—	—	195,138
Cash dividends paid on Series D Preferred Stock	—	—	—	—	—	—	(3,150)	(3,150)
Repurchases of common stock	—	—	—	—	(134,804)	—	—	(134,804)
Restricted share unit vesting and taxes paid related to net share settlement	—	—	293	(8,355)	—	—	(349)	(8,411)
Stock options exercised	—	—	122	1,955	—	—	—	2,077
Share-based compensation expense	—	—	—	12,504	—	—	—	12,504
Balance at September 30, 2018	$195,138	$—	$143,093	$3,049,233	$(974,478)	$(143,720)	$770,807	$3,040,073

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Operating Activities
Net income	$323,407	$245,868
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	39,548	58,620
Depreciation, amortization, and accretion, net	41,716	44,786
Deferred income tax expense	9,360	114,205
Originations of mortgage loans held for sale	(429,531)	(490,202)
Proceeds from sales of mortgage loans held for sale	449,651	500,786
Gain on sales of mortgage loans held for sale, net	(9,886)	(10,587)
Increase in other assets	(82,608)	(6,678)
Increase in other liabilities	17,690	17,718
Investment securities losses, net	1,296	289
Share-based compensation expense	12,504	10,576
Net cash provided by operating activities	373,147	485,381

Investing Activities
Proceeds from maturities and principal collections of investment securities available for sale	457,151	483,307
Proceeds from sales of investment securities available for sale	35,066	812,293
Purchases of investment securities available for sale	(510,797)	(1,195,302)
Proceeds from sales of loans	15,454	26,386
Proceeds from sales of other real estate and other assets	8,676	11,517
Net increase in loans including purchases of loans	(842,383)	(755,231)
Purchases of bank-owned life insurance policies, net of settlements	1,783	(150,000)
Net increase in premises and equipment	(39,034)	(34,717)
Net cash used in investing activities	(874,084)	(801,747)

Financing Activities
Net (decrease) increase in demand and savings deposits	(152,313)	335,438
Net increase in certificates of deposit	437,655	1,202,926
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	29,955	(18,160)
Net change in other short-term borrowings	378,540	—
Repayments and redemption of long-term debt	(2,230,052)	(1,653,613)
Proceeds from issuance of long-term debt	2,280,000	1,375,000
Dividends paid to common shareholders	(77,020)	(36,681)
Dividends paid to preferred shareholders	(10,828)	(7,678)
Proceeds from issuance of Series D Preferred Stock	195,138	—
Redemption of Series C Preferred Stock	(130,000)	—
Stock options exercised	2,077	2,872
Repurchase of common stock	(134,804)	(135,914)
Taxes paid related to net share settlement of equity awards	(8,411)	(7,962)
Net cash provided by financing activities	579,937	1,056,228
Increase in cash and cash equivalents including restricted cash	79,000	739,862
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period(1)	932,933	999,045
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period(1)	$1,011,933	$1,738,907

Supplemental Cash Flow Information
Cash paid during the period for:
Income tax payments, net	$40,340	$11,195
Interest paid	122,182	101,632
Non-cash Activities
Premises and equipment transferred to/(from) other assets	785	(3,387)
Loans foreclosed and transferred to other real estate	11,280	6,571
Loans transferred to/(from) other loans held for sale at fair value	4,088	77,774
Topic 606 cumulative-effect adjustment to opening balance of retained earnings	(685)	—
Equity investment securities available for sale transferred to other assets at fair value	3,162	—
Securities purchased during the period but settled after period-end	—	193,286
Dividends declared on common stock during the period but paid after period-end	29,211	17,990

See accompanying notes to unaudited interim consolidated financial statements.
(1) See "Note 1 - Basis of Presentation" of this Report for information on Synovus' change in presentation of cash and cash equivalents.

Notes to Unaudited Interim Consolidated Financial Statements
Note 1 - Basis of Presentation
General
The accompanying unaudited interim consolidated financial statements of Synovus Financial Corp. include the accounts of the Parent Company and its consolidated subsidiaries. Synovus Financial Corp. is a financial services company based in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the company provides commercial and retail banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, premium finance and international banking. Synovus Bank is positioned in markets in the Southeast, with 249 branches and 334 ATMs in Georgia, Alabama, South Carolina, Florida, and Tennessee.
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
Reclassifications
In connection with the adoption of ASU 2016-18, Statement of Cash Flows-Restricted Cash, Synovus changed its presentation of cash and cash equivalents, effective January 1, 2018, to include cash and due from banks as well as interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements, which are inclusive of any restricted cash and restricted cash equivalents. Prior to 2018, cash and cash equivalents only included cash and due from banks. Prior periods have been revised to maintain comparability. Excluding the aforementioned presentation change and the recently adopted accounting standards listed below, there have been no significant changes to the accounting policies as disclosed in Synovus' 2017 Form 10-K.
Prior periods' consolidated financial statements are reclassified whenever necessary to conform to the current periods' presentation.
Use of Estimates in the Preparation of Financial Statements
In preparing the unaudited interim consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the respective consolidated balance sheets and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates.
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the fair value of investment securities.
Recently Adopted Accounting Standards
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) issued by the FASB in May 2014, and all subsequent ASUs that modified Topic 606. ASU 2014-09 implements a common revenue standard that establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts to provide goods or services to customers. The core principle of the revenue model is that a company will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The scope of the guidance explicitly excludes net interest income as well as many other revenues from financial assets. Management reviewed its revenue streams and contracts with customers and did not identify material changes to the timing or amount of revenue recognition. Synovus adopted these ASUs on the required effective date of January 1, 2018 utilizing the modified retrospective method of adoption.  The adoption resulted in a cumulative effect adjustment of ($685) thousand to the opening balance of retained earnings.  Beginning January 1, 2018, in connection with the adoption of this standard, Synovus began including merchant discounts and other card-related fees in card fees. For periods prior to January 1, 2018, these amounts were previously presented in other non-interest income and have been reclassified for comparability. See "Part I - Item 1. Financial Statements and Supplementary Data - Note 12 - Non-interest Income" for the required disclosures in accordance with this ASU.

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
ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued ASU 2016-01, which included targeted amendments to accounting guidance for recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that are consolidated) to be measured at fair value with changes in fair value recognized in net income. This ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in AOCI. ASU 2016-01 became effective for Synovus on January 1, 2018. The adoption of the guidance resulted in a transfer of investments in mutual funds of $3.2 million, at fair value, from investment securities available for sale to other assets and a $117 thousand cumulative-effect adjustment that decreased retained earnings, with offsetting related adjustments to deferred taxes and AOCI. ASU 2016-01 also emphasizes the existing requirement to use an exit price concept to measure fair value for disclosure purposes in determining the fair value of loans. Determination of the fair value under the exit price method requires judgment because substantially all of the loans within the loan portfolio do not have observable market prices. The adoption of this guidance did not have a significant impact on Synovus' fair value disclosures.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. The amendments in this ASU remove, modify, and add certain required disclosures on fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019; early adoption is permitted. Synovus elected to early adopt ASU 2018-13 for eliminated and modified disclosures upon issuance of this ASU. Synovus will delay adoption of the additional disclosures until their effective date. The adoption of this guidance did not have a significant impact on Synovus' fair value disclosures.
ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. In August 2018, the FASB issued ASU 2018-15, which amends ASC 350-40. The ASU aligns the requirements for capitalizing implementation costs for a hosting arrangement that is a service contract with those incurred for hosting arrangements that contain a software license as well as those incurred to develop or implement software for internal use. This guidance is effective for fiscal years beginning after December 15, 2019; early adoption is permitted. Synovus elected to early adopt ASU 2018-15, on a prospective basis, upon issuance of this ASU. As of September 30, 2018, no implementation costs have been capitalized under this ASU. Synovus expects to capitalize certain qualifying implementation, set-up, and other upfront costs related to hosting arrangements under a service contract during the fourth quarter of 2018.
Recently Issued Accounting Standards Not Yet Adopted
ASU 2016-13, Financial Instruments--Credit Losses (CECL). In June 2016, the FASB issued new guidance related to credit losses. The new guidance replaces the existing incurred loss impairment guidance with an expected credit loss methodology. The new guidance will require management’s estimate of credit losses over the full remaining expected life of loans and other financial instruments. For Synovus, the standard will apply to loans, unfunded loan commitments, and debt securities available for sale. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted on January 1, 2019.  Synovus will adopt the guidance on January 1, 2020. Upon adoption, Synovus will record a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.

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

ASU 2016-02, Leases (ASC 842).  In February 2016, the FASB issued ASU 2016-02, its new standard on lease accounting.  ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet.  Under the new standard, all lessees will recognize a right-of-use asset and a lease liability, including operating leases, with a lease term greater than 12 months.  From a lessor perspective, the accounting model is largely unchanged from existing GAAP.  Additional amendments include, but are not limited to, the elimination of leveraged leases; modification to the definition of a lease; amendments on sale and leaseback transactions; and disclosure of additional qualitative and quantitative information.

In July 2018, the FASB issued ASU 2018-11, Leases (ASC 842), Targeted Improvements. The ASU 2018-11 amendments include an optional transition method to apply ASU 2016-02 on a prospective basis as of the effective date, with a cumulative- effect adjustment to retained earnings in the period of adoption, instead of applying the guidance using the modified retrospective approach as originally required under ASU 2016-02. ASU 2018-11 also provides lessors with a practical expedient, by class of underlying asset, to not separate lease and non-lease components under certain circumstances, and clarifies which guidance (ASC 842 or ASC 606) to apply to the combined lease and non-lease components.

Synovus will elect the optional transition method provided through ASU 2018-11 and will adopt ASU 2016-02 prospectively on January 1, 2019. Synovus will elect the package of practical expedients to not reassess (a) whether existing contracts contain leases, (b) lease classification for existing leases, and (c) initial direct cost for any existing leases. Synovus currently expects to recognize lease liabilities and corresponding right-of-use assets (at their present value) related to substantially all of the $230 million of future minimum lease commitments as disclosed in Note 7 of Synovus' 2017 Form 10-K.  Additionally, Synovus expects to recognize a cumulative-effect adjustment upon adoption to increase the beginning balance of retained earnings as of January 1, 2019 for any remaining deferred gains on sale-leaseback transactions that occurred prior to the date of initial application. Synovus had approximately $5.2 million of such deferred gains recorded as of September 30, 2018. Synovus does not expect this ASU to have a material impact on the timing of expense recognition in its consolidated statements of income.

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
Under the terms of the merger agreement, the purchase price includes additional annual payments ("Earnout Payments") to Global One's former shareholders over a three to five year period, with amounts based on a percentage of "Global One Earnings," as defined in the merger agreement. The Earnout Payments consist of shares of Synovus common stock as well as a smaller cash consideration component. The first annual Earnout Payment of stock and cash valued at $6.4 million was made during November 2017. During the quarter ended September 30, 2018, Synovus recorded an $11.7 million increase to the earnout liability driven by increased earnings projections of Global One. The total fair value of the earnout liability at September 30, 2018 was $23.0 million based on the estimated fair value of the remaining Earnout Payments.

Note 3 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at September 30, 2018 and December 31, 2017 are summarized below.

	September 30, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$123,265	$—	$(2,626)	$120,639
U.S. Government agency securities	38,020	102	(258)	37,864
Mortgage-backed securities issued by U.S. Government agencies	104,933	75	(4,125)	100,883
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,592,827	70	(103,532)	2,489,365
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,168,378	—	(50,675)	1,117,703
Corporate debt and other debt securities	17,000	155	(35)	17,120
Total investment securities available for sale	$4,044,423	$402	$(161,251)	$3,883,574

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$83,608	$—	$(934)	$82,674
U.S. Government agency securities	10,771	91	—	10,862
Mortgage-backed securities issued by U.S. Government agencies	121,283	519	(1,362)	120,440
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,666,818	5,059	(31,354)	2,640,523
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,135,259	144	(23,404)	1,111,999
State and municipal securities	180	—	—	180
Corporate debt and other securities	20,320	294	(223)	20,391
Total investment securities available for sale	$4,038,239	$6,107	$(57,277)	$3,987,069

At September 30, 2018 and December 31, 2017, investment securities with a carrying value of $1.29 billion and $2.00 billion, respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of September 30, 2018 and December 31, 2017 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in earnings. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses.
For investment securities that Synovus does not expect to sell, or it is not more likely than not it will be required to sell prior to recovery of its amortized cost basis, the credit component of an OTTI would be recognized in earnings and the non-credit component would be recognized in OCI. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of September 30, 2018, Synovus had 43 investment securities in a loss position for less than twelve months and 100 investment securities in a loss position for twelve months or longer.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017 are presented below.

	September 30, 2018
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$38,352	$739	$62,905	$1,887	$101,257	$2,626
U.S. Government agency securities	29,727	258	—	—	29,727	258
Mortgage-backed securities issued by U.S. Government agencies	15,655	364	73,555	3,761	89,210	4,125
Mortgage-backed securities issued by U.S. Government sponsored enterprises	830,455	24,765	1,618,843	78,767	2,449,298	103,532
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	214,420	3,406	903,283	47,269	1,117,703	50,675
Corporate debt and other debt securities	—	—	1,965	35	1,965	35
Total	$1,128,609	$29,532	$2,660,551	$131,719	$3,789,160	$161,251

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$34,243	$443	$29,562	$491	$63,805	$934
Mortgage-backed securities issued by U.S. Government agencies	36,810	357	55,740	1,005	92,550	1,362
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,271,012	10,263	929,223	21,091	2,200,235	31,354
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	653,781	9,497	426,237	13,907	1,080,018	23,404
Corporate debt and other securities	—	—	5,097	223	5,097	223
Total	$1,995,846	$20,560	$1,445,859	$36,717	$3,441,705	$57,277

The amortized cost and fair value by contractual maturity of investment securities available for sale at September 30, 2018 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at September 30, 2018
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$19,382	$103,883	$—	$—	$123,265
U.S. Government agency securities	1,917	6,118	29,985	—	38,020
Mortgage-backed securities issued by U.S. Government agencies	—	—	25,659	79,274	104,933
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	43,496	556,115	1,993,216	2,592,827
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	28,367	1,140,011	1,168,378
Corporate debt and other debt securities	—	—	15,000	2,000	17,000
Total amortized cost	$21,299	$153,497	$655,126	$3,214,501	$4,044,423

Fair Value
U.S. Treasury securities	$19,382	$101,257	$—	$—	$120,639
U.S. Government agency securities	1,937	6,200	29,727	—	37,864
Mortgage-backed securities issued by U.S. Government agencies	—	—	25,154	75,729	100,883
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	42,630	534,881	1,911,854	2,489,365
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	27,198	1,090,505	1,117,703
Corporate debt and other debt securities	—	—	15,155	1,965	17,120
Total fair value	$21,319	$150,087	$632,115	$3,080,053	$3,883,574

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the three and nine months ended September 30, 2018 and 2017 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale. On January 1, 2018, Synovus transferred $3.2 million, at fair value, from investment securities available for sale to other assets upon adoption of ASU 2016-01.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Proceeds from sales of investment securities available for sale	$—	$473,912	$35,066	$812,293
Gross realized gains on sales	—	—	—	7,942
Gross realized losses on sales	—	(7,956)	(1,296)	(8,231)
Investment securities losses, net	$—	$(7,956)	$(1,296)	$(289)

Note 4 - Loans and Allowance for Loan Losses
The following is a summary of current, accruing past due, and non-accrual loans by portfolio class as of September 30, 2018 and December 31, 2017.

Current, Accruing Past Due, and Non-accrual Loans
	September 30, 2018
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Commercial, financial and agricultural	$7,185,447	$25,850	$1,159	$27,009	$69,010	$7,281,466
Owner-occupied	5,206,192	8,879	1,049	9,928	5,708	5,221,828
Total commercial and industrial	12,391,639	34,729	2,208	36,937	74,718	12,503,294
Investment properties	5,661,605	1,930	—	1,930	2,155	5,665,690
1-4 family properties	701,406	2,651	—	2,651	3,139	707,196
Land and development	333,709	765	217	982	4,829	339,520
Total commercial real estate	6,696,720	5,346	217	5,563	10,123	6,712,406
Home equity lines	1,442,451	7,819	651	8,470	14,498	1,465,419
Consumer mortgages	2,832,971	4,960	—	4,960	5,313	2,843,244
Credit cards	241,334	2,170	1,645	3,815	—	245,149
Other consumer loans	1,809,033	18,444	135	18,579	3,773	1,831,385
Total consumer	6,325,789	33,393	2,431	35,824	23,584	6,385,197
Total loans	$25,414,148	$73,468	$4,856	$78,324	$108,425	$25,600,897	(1)

	December 31, 2017
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Commercial, financial and agricultural	$7,097,127	$11,214	$1,016	$12,230	$70,130	$7,179,487
Owner-occupied	4,830,150	6,880	479	7,359	6,654	4,844,163
Total commercial and industrial	11,927,277	18,094	1,495	19,589	76,784	12,023,650
Investment properties	5,663,665	2,506	90	2,596	3,804	5,670,065
1-4 family properties	775,023	3,545	202	3,747	2,849	781,619
Land and development	476,131	1,609	67	1,676	5,797	483,604
Total commercial real estate	6,914,819	7,660	359	8,019	12,450	6,935,288
Home equity lines	1,490,808	5,629	335	5,964	17,455	1,514,227
Consumer mortgages	2,622,061	3,971	268	4,239	7,203	2,633,503
Credit cards	229,015	1,930	1,731	3,661	—	232,676
Other consumer loans	1,461,223	10,333	226	10,559	1,669	1,473,451
Total consumer	5,803,107	21,863	2,560	24,423	26,327	5,853,857
Total loans	$24,645,203	$47,617	$4,414	$52,031	$115,561	$24,812,795	(2)

(1) Total before net deferred fees and costs of $23.8 million.
(2) Total before net deferred fees and costs of $25.3 million.

Loans with carrying values of $8.11 billion and $7.93 billion were pledged as collateral for borrowings and potential borrowings at September 30, 2018 and December 31, 2017, respectively, to the FHLB and Federal Reserve Bank.
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
Loss - loans which are considered by management to be uncollectible and of such little value that their continuance on the institution's books as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted. Synovus fully reserves for any loans rated as Loss.
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

Loan Portfolio Credit Exposure by Risk Grade
	September 30, 2018
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Commercial, financial and agricultural	$6,986,930	$135,359	$157,922	$1,251	$4	(3)	$7,281,466
Owner-occupied	5,077,397	79,967	64,038	426	—		5,221,828
Total commercial and industrial	12,064,327	215,326	221,960	1,677	4		12,503,294
Investment properties	5,587,389	47,667	30,634	—	—		5,665,690
1-4 family properties	687,775	7,943	11,478	—	—		707,196
Land and development	298,696	24,661	12,689	3,129	345	(3)	339,520
Total commercial real estate	6,573,860	80,271	54,801	3,129	345		6,712,406
Home equity lines	1,446,606	—	17,513	175	1,125	(3)	1,465,419
Consumer mortgages	2,836,972	—	6,171	101	—		2,843,244
Credit cards	243,503	—	570	—	1,076	(4)	245,149
Other consumer loans	1,827,487	—	3,640	257	1	(3)	1,831,385
Total consumer	6,354,568	—	27,894	533	2,202		6,385,197
Total loans	$24,992,755	$295,597	$304,655	$5,339	$2,551		$25,600,897	(5)

	December 31, 2017
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss		Total
Commercial, financial and agricultural	$6,929,506	$115,912	$132,818	$1,251	$—		$7,179,487
Owner-occupied	4,713,877	50,140	80,073	73	—		4,844,163
Total commercial and industrial	11,643,383	166,052	212,891	1,324	—		12,023,650
Investment properties	5,586,792	64,628	18,645	—	—		5,670,065
1-4 family properties	745,299	19,419	16,901	—	—		781,619
Land and development	431,759	33,766	14,950	3,129	—		483,604
Total commercial real estate	6,763,850	117,813	50,496	3,129	—		6,935,288
Home equity lines	1,491,105	—	21,079	285	1,758	(3)	1,514,227
Consumer mortgages	2,622,499	—	10,607	291	106	(3)	2,633,503
Credit cards	230,945	—	399	—	1,332	(4)	232,676
Other consumer loans	1,470,944	—	2,168	329	10	(3)	1,473,451
Total consumer	5,815,493	—	34,253	905	3,206		5,853,857
Total loans	$24,222,726	$283,865	$297,640	$5,358	$3,206		$24,812,795	(6)

(1) Includes $204.1 million and $190.6 million of Substandard accruing loans at September 30, 2018 and December 31, 2017, respectively.
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
(5) Total before net deferred fees and costs of $23.8 million.
(6) Total before net deferred fees and costs of $25.3 million.

The following table details the changes in the allowance for loan losses by loan segment for the three and nine months ended September 30, 2018 and 2017.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Three Months Ended September 30, 2018
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$130,335	$75,205	$46,185	$251,725
Charge-offs	(13,526)	(1,077)	(3,993)	(18,596)
Recoveries	1,091	591	1,657	3,339
Provision for loan losses	11,417	(1,447)	5,012	14,982
Ending balance(1)	$129,317	$73,272	$48,861	$251,450
Ending balance: individually evaluated for impairment	$9,108	$3,317	$970	$13,395
Ending balance: collectively evaluated for impairment	$120,209	$69,955	$47,891	$238,055
Loans:
Ending balance: total loans(1)(2)	$12,503,294	$6,712,406	$6,385,197	$25,600,897
Ending balance: individually evaluated for impairment	$102,671	$37,988	$28,963	$169,622
Ending balance: collectively evaluated for impairment	$12,400,623	$6,674,418	$6,356,234	$25,431,275

	As Of and For The Three Months Ended September 30, 2017
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$123,437	$77,527	$47,131	$248,095
Charge-offs	(21,855)	(8,129)	(14,367)	(44,351)
Recoveries	1,899	2,543	1,811	6,253
Provision for loan losses	23,022	6,019	10,645	39,686
Ending balance(1)	$126,503	$77,960	$45,220	$249,683
Ending balance: individually evaluated for impairment	$7,360	$4,108	$783	$12,251
Ending balance: collectively evaluated for impairment	$119,143	$73,852	$44,437	$237,432
Loans:
Ending balance: total loans(1)(3)	$11,727,142	$7,226,924	$5,557,572	$24,511,638
Ending balance: individually evaluated for impairment	$109,434	$64,909	$30,132	$204,475
Ending balance: collectively evaluated for impairment	$11,617,708	$7,162,015	$5,527,440	$24,307,163

(1) As of and for the three months ended September 30, 2018 and 2017, there were no purchased credit-impaired loans and no allowance for loan losses for purchased credit-impaired loans.
(2) Total before net deferred fees and costs of $23.8 million.
(3) Total before net deferred fees and costs of $24.3 million.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Nine Months Ended September 30, 2018
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$126,803	$74,998	$47,467	$249,268
Charge-offs	(37,312)	(3,523)	(13,888)	(54,723)
Recoveries	5,086	7,555	4,716	17,357
Provision for loan losses	34,740	(5,758)	10,566	39,548
Ending balance(1)	$129,317	$73,272	$48,861	$251,450
Ending balance: individually evaluated for impairment	$9,108	$3,317	$970	$13,395
Ending balance: collectively evaluated for impairment	$120,209	$69,955	$47,891	$238,055
Loans:
Ending balance: total loans(1)(2)	$12,503,294	$6,712,406	$6,385,197	$25,600,897
Ending balance: individually evaluated for impairment	$102,671	$37,988	$28,963	$169,622
Ending balance: collectively evaluated for impairment	$12,400,623	$6,674,418	$6,356,234	$25,431,275

	As Of and For The Nine Months Ended September 30, 2017
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$125,778	$81,816	$44,164	$251,758
Charge-offs	(41,390)	(11,336)	(24,023)	(76,749)
Recoveries	5,181	6,191	4,682	16,054
Provision for loan losses	36,934	1,289	20,397	58,620
Ending balance(1)	$126,503	$77,960	$45,220	$249,683
Ending balance: individually evaluated for impairment	$7,360	$4,108	$783	$12,251
Ending balance: collectively evaluated for impairment	$119,143	$73,852	$44,437	$237,432
Loans:
Ending balance: total loans(1)(3)	$11,727,142	$7,226,924	$5,557,572	$24,511,638
Ending balance: individually evaluated for impairment	$109,434	$64,909	$30,132	$204,475
Ending balance: collectively evaluated for impairment	$11,617,708	$7,162,015	$5,527,440	$24,307,163

(1) As of and for the nine months ended September 30, 2018 and 2017, there were no purchased credit-impaired loans and no allowance for loan losses for purchased credit-impaired loans.
(2) Total before net deferred fees and costs of $23.8 million.
(3) Total before net deferred fees and costs of $24.3 million.

The tables below summarize impaired loans (including accruing TDRs) as of September 30, 2018 and December 31, 2017.

Impaired Loans (including accruing TDRs)
	September 30, 2018			Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$20,884	$26,878	$—	$21,118	$—	$14,458	$—
Owner-occupied	—	—	—	—	—	—	—
Total commercial and industrial	20,884	26,878	—	21,118	—	14,458	—
Investment properties	—	—	—	—	—	—	—
1-4 family properties	—	—	—	—	—	—	—
Land and development	265	1,110	—	88	—	42	—
Total commercial real estate	265	1,110	—	88	—	42	—
Home equity lines	—	—	—	—	—	949	—
Consumer mortgages	33	60	—	42	—	901	—
Credit cards	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—
Total consumer	33	60	—	42	—	1,850	—
Total impaired loans with no related allowance recorded	$21,182	$28,048	$—	$21,248	$—	$16,350	$—
With allowance recorded
Commercial, financial and agricultural	$35,181	$36,127	$6,024	$40,136	$143	$55,088	$571
Owner-occupied	46,606	47,292	3,084	44,366	435	40,171	1,165
Total commercial and industrial	81,787	83,419	9,108	84,502	578	95,259	1,736
Investment properties	13,846	13,846	1,566	14,103	179	20,437	597
1-4 family properties	8,307	8,307	191	9,697	176	10,876	619
Land and development	15,570	17,311	1,560	16,734	61	17,765	211
Total commercial real estate	37,723	39,464	3,317	40,534	416	49,078	1,427
Home equity lines	3,209	3,223	236	3,433	20	3,693	96
Consumer mortgages	20,201	20,201	575	19,924	225	19,496	618
Credit cards	—	—	—	—	—	—	—
Other consumer loans	5,520	5,520	159	5,284	69	5,220	212
Total consumer	28,930	28,944	970	28,641	314	28,409	926
Total impaired loans with allowance recorded	$148,440	$151,827	$13,395	$153,677	$1,308	$172,746	$4,089
Total impaired loans
Commercial, financial and agricultural	$56,065	$63,005	$6,024	$61,254	$143	$69,546	$571
Owner-occupied	46,606	47,292	3,084	44,366	435	40,171	1,165
Total commercial and industrial	102,671	110,297	9,108	105,620	578	109,717	1,736
Investment properties	13,846	13,846	1,566	14,103	179	20,437	597
1-4 family properties	8,307	8,307	191	9,697	176	10,876	619
Land and development	15,835	18,421	1,560	16,822	61	17,807	211
Total commercial real estate	37,988	40,574	3,317	40,622	416	49,120	1,427
Home equity lines	3,209	3,223	236	3,433	20	4,642	96
Consumer mortgages	20,234	20,261	575	19,966	225	20,397	618
Credit cards	—	—	—	—	—	—	—
Other consumer loans	5,520	5,520	159	5,284	69	5,220	212
Total consumer	28,963	29,004	970	28,683	314	30,259	926
Total impaired loans	$169,622	$179,875	$13,395	$174,925	$1,308	$189,096	$4,089

Impaired Loans (including accruing TDRs)
	December 31, 2017			Year Ended December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial, financial and agricultural	$8,220	$9,576	$—	$21,686	$—
Owner-occupied	—	—	—	6,665	—
Total commercial and industrial	8,220	9,576	—	28,351	—
Investment properties	—	—	—	123	—
1-4 family properties	—	—	—	323	—
Land and development	56	1,740	—	1,816	—
Total commercial real estate	56	1,740	—	2,262	—
Home equity lines	2,746	2,943	—	1,205	—
Consumer mortgages	—	—	—	496	—
Credit cards	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Total consumer	2,746	2,943	—	1,701	—
Total impaired loans with no related allowance recorded	$11,022	$14,259	$—	$32,314	$—
With allowance recorded
Commercial, financial and agricultural	$65,715	$65,851	$7,406	$50,468	$1,610
Owner-occupied	37,399	37,441	2,109	40,498	1,382
Total commercial and industrial	103,114	103,292	9,515	90,966	2,992
Investment properties	23,364	23,364	1,100	28,749	1,144
1-4 family properties	15,056	15,056	504	16,257	925
Land and development	18,420	18,476	2,636	23,338	404
Total commercial real estate	56,840	56,896	4,240	68,344	2,473
Home equity lines	5,096	5,096	114	7,476	334
Consumer mortgages	18,668	18,668	569	19,144	896
Credit cards	—	—	—	—	—
Other consumer loans	5,546	5,546	470	4,765	266
Total consumer	29,310	29,310	1,153	31,385	1,496
Total impaired loans with allowance recorded	$189,264	$189,498	$14,908	$190,695	$6,961
Total impaired loans
Commercial, financial and agricultural	$73,935	$75,427	$7,406	$72,154	$1,610
Owner-occupied	37,399	37,441	2,109	47,163	1,382
Total commercial and industrial	111,334	112,868	9,515	119,317	2,992
Investment properties	23,364	23,364	1,100	28,872	1,144
1-4 family properties	15,056	15,056	504	16,580	925
Land and development	18,476	20,216	2,636	25,154	404
Total commercial real estate	56,896	58,636	4,240	70,606	2,473
Home equity lines	7,842	8,039	114	8,681	334
Consumer mortgages	18,668	18,668	569	19,640	896
Credit cards	—	—	—	—	—
Other consumer loans	5,546	5,546	470	4,765	266
Total consumer	32,056	32,253	1,153	33,086	1,496
Total impaired loans	$200,286	$203,757	$14,908	$223,009	$6,961

The average recorded investment in impaired loans was $218.7 million and $228.9 million respectively for the three and nine months ended September 30, 2017. Excluding accruing TDRs, there was no interest income recognized for the investment in impaired loans for the three and nine months ended September 30, 2017. Interest income recognized for accruing TDRs was $1.7 million and $5.2 million respectively for the three and nine months ended September 30, 2017. At September 30, 2018 and December 31, 2017, impaired loans of $54.9 million and $49.0 million, respectively, were on non-accrual status.
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
As of September 30, 2018 and December 31, 2017, there were no commitments to lend a material amount of additional funds to any customer whose loan was classified as a troubled debt restructuring.
The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the three and nine months ended September 30, 2018 and 2017 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Three Months Ended September 30, 2018
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Commercial, financial and agricultural	7	$—	$—	$565	$565
Owner-occupied	3	—	727	4,839	5,566
Total commercial and industrial	10	—	727	5,404	6,131
Investment properties	1	—	42	—	42
1-4 family properties	5	—	445	766	1,211
Land and development	1	—	—	71	71
Total commercial real estate	7	—	487	837	1,324
Home equity lines	1	—	—	191	191
Consumer mortgages	2	—	670	—	670
Credit cards	—	—	—	—	—
Other consumer loans	44	—	695	2,784	3,479
Total consumer	47	—	1,365	2,975	4,340
Total TDRs	64	$—	$2,579	$9,216	$11,795	(1)

	Nine Months Ended September 30, 2018
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Commercial, financial and agricultural	21	$—	$—	$2,130	$2,130
Owner-occupied	9	—	5,526	5,523	11,049
Total commercial and industrial	30	—	5,526	7,653	13,179
Investment properties	4	—	6,053	2,215	8,268
1-4 family properties	12	—	1,408	1,259	2,667
Land and development	4	—	—	1,856	1,856
Total commercial real estate	20	—	7,461	5,330	12,791
Home equity lines	4	—	172	339	511
Consumer mortgages	16	—	5,365	87	5,452
Credit cards	—	—	—	—	—
Other consumer loans	75	—	1,621	3,606	5,227
Total consumer	95	—	7,158	4,032	11,190
Total TDRs	145	$—	$20,145	$17,015	$37,160	(1)

(1) Net charge-offs of $88 thousand were recorded during both the three and nine months ended September 30, 2018 upon restructuring of these loans.

TDRs by Concession Type
	Three Months Ended September 30, 2017
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Commercial, financial and agricultural	22	$—	$2,943	$5,866	$8,809
Owner-occupied	3	—	35	1,683	1,718
Total commercial and industrial	25	—	2,978	7,549	10,527
Investment properties	—	—	—	—	—
1-4 family properties	5	—	—	964	964
Land and development	3	—	157	760	917
Total commercial real estate	8	—	157	1,724	1,881
Home equity lines	—	—	—	—	—
Consumer mortgages	7	—	248	1,181	1,429
Credit cards	—	—	—	—	—
Other consumer loans	17	—	682	388	1,070
Total consumer	24	—	930	1,569	2,499
Total TDRs	57	$—	$4,065	$10,842	$14,907	(2)

	Nine Months Ended September 30, 2017
(in thousands, except contract data)	Number of Contracts	Principal Forgiveness	Below Market Interest Rate	Term Extensions and/or Other Concessions	Total
Commercial, financial and agricultural	50	$—	$8,703	$12,145	$20,848
Owner-occupied	4	—	35	1,705	1,740
Total commercial and industrial	54	—	8,738	13,850	22,588
Investment properties	—	—	—	—	—
1-4 family properties	21	—	2,090	1,477	3,567
Land and development	4	—	157	895	1,052
Total commercial real estate	25	—	2,247	2,372	4,619
Home equity lines	—	—	—	—	—
Consumer mortgages	8	—	248	1,190	1,438
Credit cards	—	—	—	—	—
Other consumer loans	25	—	682	958	1,640
Total consumer	33	—	930	2,148	3,078
Total TDRs	112	$—	$11,915	$18,370	$30,285	(2)

(2) No net charge-offs were recorded during the three and nine months ended September 30, 2017 upon restructuring of these loans.

For the three months ended September 30, 2018 there were no defaults, and for the nine months ended September 30, 2018, there were eight defaults with a recorded investment of $10.5 million on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments) compared to one default with a recorded investment of $206 thousand and four defaults with a recorded investment of $498 thousand for the three and nine months ended September 30, 2017, respectively.
If, at the time a loan was designated as a TDR, the loan was not already impaired, the measurement of impairment that resulted from the TDR designation closely approximates the reserve derived through specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At September 30, 2018, the allowance for loan losses allocated to accruing TDRs totaling $114.7 million was $6.9 million compared to accruing TDRs of $151.3 million with an allocated allowance for loan losses of $8.7 million at December 31, 2017. Non-accrual, non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation.

Note 5 - Accumulated Other Comprehensive Income (Loss)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2018 and 2017.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized losses on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance as of July 1, 2018	$(12,137)	$(114,565)	$982	$(125,720)
Other comprehensive loss before reclassifications	—	(17,940)	(34)	(17,974)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(26)	(26)
Net current period other comprehensive loss	—	(17,940)	(60)	(18,000)
Balance as of September 30, 2018	$(12,137)	$(132,505)	$922	$(143,720)

Balance as of July 1, 2017	$(12,137)	$(36,586)	$858	$(47,865)
Other comprehensive income before reclassifications	—	3,359	38	3,397
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,893	(21)	4,872
Net current period other comprehensive income	—	8,252	17	8,269
Balance as of September 30, 2017	$(12,137)	$(28,334)	$875	$(39,596)

(in thousands)	Net unrealized gains (losses) on cash flow hedges	Net unrealized gains (losses) on investment securities available for sale	Post-retirement unfunded health benefit	Total
Balance at December 31, 2017	$(12,137)	$(43,470)	$853	$(54,754)
Other comprehensive loss before reclassifications	—	(82,349)	(34)	(82,383)
Amounts reclassified from accumulated other comprehensive income (loss)	—	960	(72)	888
Net current period other comprehensive loss	—	(81,389)	(106)	(81,495)
Reclassification from adoption of ASU 2018-02	—	(7,763)	175	(7,588)
Cumulative-effect adjustment from adoption of ASU 2016-01	—	117	—	117
Balance as of September 30, 2018	$(12,137)	$(132,505)	$922	$(143,720)

Balance at December 31, 2016	$(12,217)	$(44,324)	$882	$(55,659)
Other comprehensive income before reclassifications	—	15,812	38	15,850
Amounts reclassified from accumulated other comprehensive income (loss)	80	178	(45)	213
Net current period other comprehensive income	80	15,990	(7)	16,063
Balance as of September 30, 2017	$(12,137)	$(28,334)	$875	$(39,596)

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). During the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with net unrealized losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative instruments and available for sale securities as a single portfolio. As of September 30, 2018, the ending balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to the previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

Note 6 - Fair Value Accounting
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 15 - Fair Value Accounting" to the consolidated financial statements of Synovus' 2017 Form 10-K for a description of the fair value hierarchy and valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present all financial instruments measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

	September 30, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
U.S. Government agency securities	$—	$6,532	$—	$6,532
Mortgage-backed securities issued by U.S. Government agencies	—	921	—	921
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	183	—	183
State and municipal securities	—	177	—	177
Other investments	998	38	—	1,036
Total trading securities	$998	$7,851	$—	$8,849
Mortgage loans held for sale	—	37,276	—	37,276
Investment securities available for sale:
U.S. Treasury securities	$120,639	$—	$—	$120,639
U.S. Government agency securities	—	37,864	—	37,864
Mortgage-backed securities issued by U.S. Government agencies	—	100,883	—	100,883
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,489,365	—	2,489,365
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	1,117,703	—	1,117,703
Corporate debt and other debt securities	—	15,155	1,965	17,120
Total investment securities available for sale	$120,639	$3,760,970	$1,965	$3,883,574
Private equity investments	—	—	13,112	13,112
Mutual funds	3,118	—	—	3,118
Mutual funds held in rabbi trusts	14,100	—	—	14,100
GGL/SBA loans servicing asset	—	—	3,761	3,761
Derivative assets:
Interest rate contracts	$—	$8,892	$—	$8,892
Mortgage derivatives(1)	—	1,122	—	1,122
Total derivative assets	$—	$10,014	$—	$10,014
Liabilities
Trading account liabilities	—	3,540	—	3,540
Earnout liability(2)	—	—	23,000	23,000
Derivative liabilities:
Interest rate contracts	$—	$20,822	$—	20,822
Visa derivative	—	—	1,990	1,990
Total derivative liabilities	$—	$20,822	$1,990	$22,812

	December 31, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	$3,002	$—	$3,002
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	296	—	296
Other investments	522	—	—	522
Total trading securities	$522	$3,298	$—	$3,820
Mortgage loans held for sale	—	48,024	—	48,024
Investment securities available for sale:
U.S. Treasury securities	$82,674	$—	$—	$82,674
U.S. Government agency securities	—	10,862	—	10,862
Mortgage-backed securities issued by U.S. Government agencies	—	120,440	—	120,440
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,640,523	—	2,640,523
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	1,111,999	—	1,111,999
State and municipal securities	—	180	—	180
Corporate debt and other securities	3,162	15,294	1,935	20,391
Total investment securities available for sale	$85,836	$3,899,298	$1,935	$3,987,069
Private equity investments	—	—	15,771	15,771
Mutual funds held in rabbi trusts	14,140	—	—	14,140
GGL/SBA loan servicing asset	—	—	4,101	4,101
Derivative assets:
Interest rate contracts	$—	$10,786	$—	$10,786
Mortgage derivatives(1)	—	936	—	936
Total derivative assets	$—	$11,722	$—	$11,722
Liabilities
Trading account liabilities	—	1,000	—	1,000
Earnout liability(2)	—	—	11,348	11,348
Derivative liabilities:
Interest rate contracts	$—	$12,638	$—	$12,638
Mortgage derivatives(1)	—	129	—	129
Visa derivative	—	—	4,330	4,330
Total derivative liabilities	$—	$12,767	$4,330	$17,097

(1) Mortgage derivatives consist of customer interest rate lock commitments that relate to the potential origination of mortgage loans, which would be classified as held for sale and forward loan sales commitments with third-party investors.
(2) Earnout liability consists of contingent consideration obligation related to the Global One acquisition.

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

Changes in Fair Value Included in Net Income
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Mortgage loans held for sale	$(569)	$(104)	$(414)	$850

Mortgage Loans Held for Sale
(in thousands)	As of September 30, 2018	As of December 31, 2017
Fair value	$37,276	$48,024
Unpaid principal balance	36,505	46,839
Fair value less aggregate unpaid principal balance	$771	$1,185

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
During the three and nine months ended September 30, 2018 and 2017, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. For the three and nine months ended September 30, 2018, total net losses included in earnings attributable to the change in unrealized losses relating to assets/liabilities still held at September 30, 2018 was $11.8 million and $17.9 million, respectively. For the three and nine months ended September 30, 2017, total net losses included in earnings attributable to the change in unrealized losses relating to assets/liabilities still held at September 30, 2017 was $2.1 million and $7.7 million, respectively.

	Three Months Ended September 30, 2018
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, July 1, 2018	$1,857	$12,678	$4,186	$(11,348)	$(5,943)
Total (losses) gains realized/unrealized:
Included in earnings	—	434	(561)	(11,652)	—
Unrealized gains (losses) included in OCI	108	—	—	—	—
Additions	—	—	136	—	—
Settlements	—	—	—	—	3,953
Ending balance, September 30, 2018	$1,965	$13,112	$3,761	$(23,000)	$(1,990)
Total net losses for the period included in earnings attributable to the change in unrealized losses relating to assets/liabilities still held at September 30, 2018	$—	$434	$(561)	$(11,652)	$—

	Three Months Ended September 30, 2017
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, July 1, 2017	$1,927	$15,698	$4,297	$(13,941)	$(5,053)
Total (losses) gains realized/unrealized:
Included in earnings	—	(27)	(27)	(2,059)	—
Unrealized gains (losses) included in OCI	(9)	—	—	—	—
Settlements	—	—	—	—	360
Ending balance, September 30, 2017	$1,918	$15,671	$4,270	$(16,000)	$(4,693)
Total net losses for the period included in earnings attributable to the change in unrealized losses relating to assets/liabilities still held at September 30, 2017	$—	$(27)	$(27)	$(2,059)	$—

	Nine Months Ended September 30, 2018
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, January 1, 2018	$1,935	$15,771	$4,101	$(11,348)	$(4,330)
Total (losses) gains realized/unrealized:
Included in earnings	—	(2,659)	(1,295)	(11,652)	(2,328)
Unrealized gains (losses) included in OCI	30	—	—	—	—
Additions	—	—	955	—	—
Settlements	—	—	—	—	4,668
Ending balance, September 30, 2018	$1,965	$13,112	$3,761	$(23,000)	$(1,990)
Total net losses for the period included in earnings attributable to the change in unrealized losses relating to assets/liabilities still held at September 30, 2018	$—	$(2,659)	$(1,295)	$(11,652)	$(2,328)

	Nine Months Ended September 30, 2017
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, January 1, 2017	$1,796	$25,493	$—	$(14,000)	$(5,768)
Total (losses) gains realized/unrealized:
Included in earnings	—	(3,193)	(721)	(3,766)	—
Unrealized gains (losses) included in OCI	122	—	—	—	—
Additions	—	—	539	—	—
Sales and settlements	—	(6,629)	—	—	1,075
Transfer from amortization method to fair value	—	—	4,452	—	—
Measurement period adjustments related to Global One	—	—	—	1,766	—
Ending balance, September 30, 2017	$1,918	$15,671	$4,270	$(16,000)	$(4,693)
Total net losses for the period included in earnings attributable to the change in unrealized losses relating to assets/liabilities still held at September 30, 2017	$—	$(3,193)	$(721)	$(3,766)	$—

Quantitative Information about Level 3 Fair Value Measurements

			September 30, 2018		December 31, 2017
Assets and liabilities measured at fair value on a recurring basis	Valuation Technique	Significant Unobservable Input	Level 3 Fair Value	Range or Weighted Average	Level 3 Fair Value	Range or Weighted Average

Investment Securities Available for Sale - Other Investments: Trust preferred securities	Discounted cash flow analysis	Credit spread embedded in discount rate	$1,965	389 bps	$1,935	398 bps

Private equity investments	Individual analysis of each investee company	Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies	13,112	N/A	15,771	N/A

GGL/SBA loans servicing asset	Discounted cash flow analysis	Discount rate Prepayment speeds	3,761	13.40% 8.64%	4,101	13.16% 7.50%

Earnout liability	Option pricing methods and Monte Carlo simulation	Earning projections of Global One	23,000	N/A	11,348	N/A

Visa derivative liability	Discounted cash flow analysis	Estimated timing of resolution of covered litigation, future cumulative deposits to the litigation escrow for settlement of the covered litigation, and estimated future monthly fees payable to the derivative counterparty	1,990	1-2 years	4,330	1-4 years

Assets Measured at Fair Value on a Non-recurring Basis
Certain assets are recorded at fair value on a non-recurring basis. Non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting or a write-down occurring during the period. For example, if the fair value of an asset in these categories falls below its cost basis, it is considered to be at fair value at the end of the period of the adjustment. The following table presents assets measured at fair value on a non-recurring basis as of the dates indicated for which there was a fair value adjustment during the nine months ended September 30, 2018 and year ended December 31, 2017.

	September 30, 2018				December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Impaired loans(1)	$—	$—	$17,270	$17,270	$—	$—	$3,603	$3,603
Other loans held for sale	—	—	—	—	—	—	10,197	10,197
Other real estate	—	—	507	507	—	—	3,363	3,363
Other assets held for sale	—	—	302	302	—	—	5,334	5,334

(1) Collateral-dependent impaired loans that were written down to fair value during the period.
    Other real estate (ORE) properties are included in other assets on the consolidated balance sheets. The carrying value of ORE at September 30, 2018 and December 31, 2017 was $8.5 million and $3.8 million, respectively.
The following table presents fair value adjustments recognized in earnings for the three and nine months ended September 30, 2018 and 2017 for assets measured at fair value on a non-recurring basis still held at period-end.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Impaired loans(1)	$1,223	$83	$4,594	$1,075
Other loans held for sale	—	25,051	—	25,051
Other real estate	61	5,165	61	5,165
Other assets held for sale	—	1,683	499	1,683

(1) Collateral-dependent impaired loans that were written down to fair value during the period.

Quantitative Information about Level 3 Fair Value Measurements

			September 30, 2018	December 31, 2017
Assets measured at fair value on a non-recurring basis	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)	Range (Weighted Average)(1)

Collateral dependent impaired loans	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value Estimated selling costs	0% - 68% (25%) 0% - 10% (7%)	0%-50% (15%) 0%-10% (7%)

Other loans held for sale	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value Estimated selling costs	N/A N/A	5% - 99% (54%) 0% - 10% (2%)

Other real estate	Third-party appraised value of real estate less estimated selling costs	Discount to appraised value Estimated selling costs	0% - 7% (4%) 0% - 10% (7%)	0%-85% (35%) 0%-10% (7%)

Other assets held for sale	Third-party appraised value less estimated selling costs or BOV	Discount to appraised value Estimated selling costs	0%-42% (42%) 0%-10% (7%)	21%-52% (25%) 0%-10% (7%)

(1) The range represents management's estimate of the high and low of the value that would be assigned to a particular input. For assets measured at fair value on a non-recurring basis, the weighted average is the measure of central tendencies; it is not the value that management is using for the asset or liability.

Fair Value of Financial Instruments
The following tables present the carrying and fair values of financial instruments, as well as the level within the fair value value hierarchy, at September 30, 2018 and December 31, 2017. The fair values represent management’s estimates based on various methodologies and assumptions. For financial instruments that are not recorded at fair value on the balance sheet, such as loans held for investment, interest-bearing deposits, and long-term debt, the fair value amounts should not be taken as an estimate of the amount that would be realized if all such financial instruments were to be settled immediately.

	September 30, 2018
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,011,933	$1,011,933	$1,011,933	$—	$—
Trading account assets	8,849	8,849	998	7,851	—
Mortgage loans held for sale	37,276	37,276	—	37,276	—
Other loans held for sale	12	12	—	—	12
Investment securities available for sale	3,883,574	3,883,574	120,639	3,760,970	1,965
Private equity investments	13,112	13,112	—	—	13,112
Mutual funds	3,118	3,118	3,118	—	—
Mutual funds held in rabbi trusts	14,100	14,100	14,100	—	—
Loans, net	25,325,666	25,138,896	—	—	25,138,896
GGL/SBA loans servicing asset	3,761	3,761	—	—	3,761
Derivative assets	10,014	10,014	—	10,014	—

Financial liabilities
Trading account liabilities	3,540	3,540	—	3,540	—
Non-interest bearing deposits	$7,628,736	$7,628,736	$—	$7,628,736	$—
Non-time interest-bearing deposits	13,847,104	13,847,104	—	13,847,104	—
Time deposits	4,957,818	4,937,216	—	4,937,216	—
Total deposits	$26,433,658	$26,413,056	$—	$26,413,056	$—
Federal funds purchased and securities sold under repurchase agreements	191,145	191,145	191,145	—	—
Other short-term borrowings	475,000	475,000	—	475,000	—
Long-term debt	1,656,909	1,654,002	—	1,654,002	—
Earnout liabilities	23,000	23,000	—	—	23,000
Derivative liabilities	$22,812	$22,812	$—	$20,822	$1,990

	December 31, 2017
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$932,933	$932,933	$932,933	$—	$—
Trading account assets	3,820	3,820	522	3,298	—
Mortgage loans held for sale	48,024	48,024	—	48,024	—
Other loans for sale	11,356	11,356			11,356
Investment securities available for sale	3,987,069	3,987,069	85,836	3,899,298	1,935
Private equity investments	15,771	15,771	—	—	15,771
Mutual funds held in rabbi trusts	14,140	14,140	14,140	—	—
Loans, net	24,538,196	24,507,141	—	—	24,507,141
GGL/SBA loans servicing asset	4,101	4,101	—	—	4,101
Derivative assets	11,722	11,722	—	11,722	—

Financial liabilities
Trading account liabilities	1,000	1,000	—	1,000	—
Non-interest-bearing deposits	$7,686,339	$7,686,339	$—	$7,686,339	$—
Non-time interest-bearing deposits	13,941,814	13,941,814	—	13,941,814	—
Time deposits	4,519,747	4,523,661	—	4,523,661	—
Total deposits	$26,147,900	$26,151,814	$—	$26,151,814	$—
Federal funds purchased and securities sold under repurchase agreements	161,190	161,190	161,190	—	—
Other short-term borrowings	100,000	100,000	—	100,000	—
Long-term debt	1,606,138	1,621,814	—	1,621,814	—
Earnout liabilities	11,348	11,348	—	—	11,348
Derivative liabilities	$17,097	$17,097	$—	$12,767	$4,330

Note 7 - Derivative Instruments
As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments generally consist of interest rate swaps, interest rate lock commitments made to prospective mortgage loan customers, and commitments to sell fixed-rate mortgage loans. Interest rate lock commitments represent derivative instruments since it is intended that such loans will be sold. Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. As of September 30, 2018 and December 31, 2017, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk related to core banking activities. Synovus is party to master netting arrangements with its dealer counterparties; however, Synovus does not offset assets and liabilities under these arrangements for financial statement presentation purposes. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Derivative Instruments" of Synovus' 2017 Form 10-K for additional information on Synovus' derivative instruments.
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

Collateral Requirements
Pursuant to the Dodd-Frank Act, certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of September 30, 2018, collateral totaling $31.1 million was pledged to the derivative counterparties to comply with collateral requirements. For derivatives cleared through central clearing houses, the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the balance sheet and related disclosures. At September 30, 2018 and December 31, 2017, Synovus had a variation margin of $11.6 million and $1.5 million, respectively, reducing the derivative asset.
The following table reflects the notional amount and fair value of derivative instruments included on the consolidated balance sheets.

	September 30, 2018			December 31, 2017
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
Derivatives not designated as hedging instruments:
Interest rate contracts (3)	$1,667,397	$8,892	$20,822	$1,466,059	10,786	$12,638
Mortgage derivatives - interest rate lock commitments	59,289	875	—	49,304	936	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	85,500	247	—	72,500	—	129
Visa derivative	—	—	1,990	—	—	4,330
Total derivatives not designated as hedging instruments		$10,014	$22,812		$11,722	$17,097

(1) Derivative assets are recorded in other assets on the consolidated balance sheets.
(2) Derivative liabilities are recorded in other liabilities on the consolidated balance sheets.
(3) Includes interest rate contracts for customer swaps and offsetting positions, net of variation margin payments.
The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments on the consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Location in Consolidated Statements of Income	2018	2017	2018	2017
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Other non-interest income	$1	$(4)	$(8)	$(5)
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	(427)	(180)	(61)	(595)
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	495	(271)	376	(1,929)
Visa derivative	Other non-interest expense	—	—	(2,328)	—
Total		$69	$(455)	$(2,021)	$(2,529)

(1) Gain (loss) represents net fair value adjustments (including credit-related adjustments) for customer swaps and offsetting positions.

Note 8 - Shareholders' Equity

Issuance of Series D Preferred Stock
On June 21, 2018, Synovus completed a $200 million public offering of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, $25.00 per share liquidation preference. The offering generated net proceeds of $195.1 million. Dividends on the shares are non-cumulative and, if declared, will accrue and be payable, in arrears, quarterly at a rate per annum equal to 6.300% for each dividend period from the original issue date to, but excluding, June 21, 2023. From and including June 21, 2023, the dividend rate will change to a floating rate equal to the three-month LIBOR plus a spread of 3.352% per annum. The Series D Preferred Stock is perpetual and has no maturity date. The Series D Preferred Stock is redeemable at Synovus' option in whole or in part, from time to time, on any dividend payment date on or after June 21, 2023, or in whole, but not in part, at any time within 90 days following a regulatory capital treatment event at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series D Preferred Stock has no preemptive or conversion rights. Except in limited circumstances, the Series D Preferred Stock does not have any voting rights.
Redemption of Series C Preferred Stock

On August 1, 2018, Synovus redeemed all 5,200,000 outstanding shares of Series C Preferred Stock for a cash price of $25.00 per share, without interest, for an aggregate redemption price of $130.0 million and paid a dividend of $2.6 million on the Series C Preferred Stock. The redemption of the Series C Preferred Stock was funded primarily with proceeds from Synovus' public offering of $200 million of Series D Preferred Stock completed in June 2018. Concurrent with the redemption, Synovus recognized a one-time, non-cash redemption charge of $4.0 million.

Repurchases of Common Stock
On January 23, 2018, Synovus announced a share repurchase program of up to $150 million to be completed during 2018. As of September 30, 2018, Synovus had repurchased under this program a total of $134.8 million, or 2.6 million shares of its common stock, at an average price of $51.85 per share. As of September 30, 2018, the remaining authorization under this program was $15.2 million. During October 2018, the program was concluded with the remaining $15.2 million, or 345 thousand shares, repurchased. In total, 2.9 million shares were repurchased during 2018 at an average price of $50.96 per share.
Note 9 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Basic Net Income Per Common Share:
Net income available to common shareholders	$99,330	$95,448	$308,559	$238,190
Weighted average common shares outstanding	117,241	120,900	118,096	121,796
Net income per common share, basic	$0.85	$0.79	$2.61	$1.96
Diluted Net Income Per Common Share:
Net income available to common shareholders	$99,330	$95,448	$308,559	$238,190
Weighted average common shares outstanding	117,241	120,900	118,096	121,796
Potentially dilutive shares from outstanding equity-based awards and earnout payments	854	914	751	832
Weighted average diluted common shares	118,095	121,814	118,847	122,628
Net income per common share, diluted	$0.84	$0.78	$2.60	$1.94

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
As of September 30, 2018 and 2017, there were 2.2 million potentially dilutive shares related to the Warrant to purchase shares of common stock that were outstanding during 2018 and 2017 but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.

Note 10 - Share-based Compensation
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. The 2013 Omnibus Plan authorizes 8.6 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units, and performance share units) count as two share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. At September 30, 2018, Synovus had a total of 4.9 million shares of its authorized but unissued common stock reserved for future grants under the 2013 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, restricted share units, market restricted share units, and performance share units. The grants generally include vesting periods ranging from three to five years and contractual terms of ten years. Vesting for grants made in 2018 accelerates upon retirement for plan participants who have reached age 65 and who also have no less than 10 years of service at the date of their election to retire. Market restricted share units and performance share units are granted at a defined target level and are compared annually to required market and performance metrics to determine actual units vested and compensation expense. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units, market restricted share units, and performance share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
Share-based Compensation Expense
Total share-based compensation expense was $4.2 million and $12.5 million for the three and nine months ended September 30, 2018, respectively, and $3.7 million and $10.6 million for the three and nine months ended September 30, 2017, respectively.
Stock Options
No stock option grants were made during the nine months ended September 30, 2018. At September 30, 2018, there were 643 thousand outstanding stock options to purchase shares of common stock with a weighted average exercise price of $16.94 per share.
Restricted Share Units, Performance Share Units, and Market Restricted Share Units
During the nine months ended September 30, 2018, Synovus awarded 236 thousand restricted share units that have a service-based vesting period of three years and awarded 87 thousand performance share units that vest upon service and performance conditions. Synovus also granted 58 thousand market restricted share units during the nine months ended September 30, 2018. The weighted average grant-date fair value of the awarded restricted share units, performance share units and market restricted share units was $47.69 per share. Market restricted share units and performance share units are granted at target and are compared annually to required market and performance metrics. The performance share units vest upon meeting certain service and performance conditions. Return on average assets (ROAA) and return on average tangible common equity (ROATCE) performance is evaluated each year over a three-year performance period, with share distribution determined at the end of the three years. The number of performance share units that will ultimately vest ranges from 0% to 150% of target based on Synovus' three-year weighted average ROAA (as defined) and ROATCE (as defined). The market restricted share units have a three-year service-based vesting component as well as a total shareholder return multiplier. The number of market restricted share units that will ultimately vest ranges from 75% to 125% of target based on Synovus' total shareholder return. At September 30, 2018, including dividend equivalents granted, there were 909 thousand restricted share units, performance share units and market restricted share units outstanding with a weighted average grant-date fair value of $40.86 per share.

Note 11 - Income Taxes

Synovus' provision for income taxes for the three and nine months ended September 30, 2018 and 2017 is based on the estimated annual effective tax rate, plus discrete items.

The following table presents the provision for income taxes and the effective tax rates for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Income before income tax expense	$128,008	$152,675	$403,502	$376,171
Income tax expense	18,949	54,668	80,095	130,303
Effective tax rate	14.8%	35.8%	19.8%	34.6%

The difference between Synovus' effective tax rate for the three and nine months ended September 30, 2018 and the U.S. statutory tax rate of 21%, primarily relates to third quarter 2018 discrete tax benefits of $12.7 million, which included a $3.9 million tax benefit for the refinement of provisional amounts previously reported under SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), a $5.5 million return to provision benefit associated with the preparation of the 2017 tax return and a $3.3 million benefit associated with insignificant adjustments to tax returns from several prior years. In addition, the effective income tax rate for the nine months ended September 30, 2018 included a net discrete income tax benefit of $2.8 million resulting from tax benefits associated with the exercise and vesting of employee equity awards. Other items impacting the difference between Synovus' effective tax rates for the three and nine months ended September 30, 2018 and 2017 and the U.S. statutory tax rates of 21% and 35%, respectively, primarily relate to, but are not limited to, the level of pre-tax income, bank-owned life insurance, state income taxes (net of federal income tax benefit), tax-exempt interest and nondeductible expenses. In addition, the effective tax rate is affected by items that may occur in any given period but are not consistent from period-to-period, such as tax benefits related to share-based compensation, jurisdiction statutory tax rate changes, valuation allowance changes and changes to unrecognized tax benefits. Accordingly, the comparability of the effective tax rate between periods may be impacted.

Impact of Tax Reform
On December 22, 2017, Federal Tax Reform was enacted into law. The new legislation included a decrease in the U.S. statutory tax rate from 35% to 21% effective January 1, 2018. Under ASC 740, the effects of the changes in tax rates and laws are recognized in the period in which the new legislation is enacted. Therefore, Synovus was required to remeasure its deferred tax assets and liabilities and record the adjustment to income tax expense effective December 22, 2017. In December 2017, the SEC issued SAB 118, which allowed companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since Federal Tax Reform was enacted late in 2017, Synovus expected that certain deferred tax assets and liabilities would continue to be evaluated in the context of Federal Tax Reform through the date of the filing of the 2017 federal income tax return, and that changes might result from evolving internal interpretations, elections, and assumptions, as well as new guidance that may be issued by the Internal Revenue Service.  Accordingly, the federal income tax expense of $47.2 million recorded in 2017 relating to the effects from Federal Tax Reform was considered provisional. During the third quarter of 2018, Synovus completed its 2017 federal income tax return and recorded a $3.9 million tax benefit for the refinement of provisional amounts previously reported under SAB 118; thus, the accounting under SAB 118 for Federal Tax Reform is now complete.

Note 12 - Non-interest Income

The following table reflects revenue disaggregated by revenue type and line of business for the three and nine months ended September 30, 2018 and 2017.

Non-interest Income by Line of Business
	For the Three Months Ended September 30, 2018
(in thousands)	Community Banking	Corporate Banking	Retail Banking	Financial Management Services	Other	Total
Service charges on deposit accounts	$5,660	$475	$13,792	$—	$655	$20,582
Fiduciary and asset management fees	—	—	—	13,462	—	13,462
Card fees	208	—	10,400	—	—	10,608
Brokerage revenue	—	—	—	9,329	—	9,329
Insurance revenue	—	—	—	1,148	—	1,148
Other fees	—	—	454	—	266	720
	$5,868	$475	$24,646	$23,939	$921	$55,849

Other revenues(1)	1,142	1,836	1,645	5,994	5,202	15,819
Total non-interest income	$7,010	$2,311	$26,291	$29,933	$6,123	$71,668

	For the Three Months Ended September 30, 2017
(in thousands)	Community Banking	Corporate Banking	Retail Banking	Financial Management Services	Other	Total
Service charges on deposit accounts	$5,613	$432	$14,024	$—	$609	$20,678
Fiduciary and asset management fees	—	—	—	12,615	—	12,615
Card fees	210	—	9,519	—	—	9,729
Brokerage revenue	—	—	—	7,511	—	7,511
Insurance revenue	—	—	—	1,059	—	1,059
Other fees	—	—	463	—	265	728
	$5,823	$432	$24,006	$21,185	$874	$52,320

Other revenues(1)	2,642	1,460	1,574	6,558	70,881	83,115
Total non-interest income	$8,465	$1,892	$25,580	$27,743	$71,755	$135,435

(1) Other revenues primarily relate to revenues not derived from contracts with customers.

Non-interest Income by Line of Business
	For the Nine Months Ended September 30, 2018
(in thousands)	Community Banking	Corporate Banking	Retail Banking	Financial Management Services	Other	Total
Service charges on deposit accounts	$17,064	$1,460	$40,310	$—	$1,687	$60,521
Fiduciary and asset management fees	—	—	—	40,881	—	40,881
Card fees	628	—	31,012	—	—	31,640
Brokerage revenue	—	—	—	26,924	—	26,924
Insurance revenue	—	—	—	4,240	—	4,240
Other fees	—	—	1,487	—	821	2,308
	$17,692	$1,460	$72,809	$72,045	$2,508	$166,514

Other revenues(1)	6,983	5,417	4,887	17,402	10,898	45,587
Total non-interest income	$24,675	$6,877	$77,696	$89,447	$13,406	$212,101

	For the Nine Months Ended September 30, 2017
(in thousands)	Community Banking	Corporate Banking	Retail Banking	Financial Management Services	Other	Total
Service charges on deposit accounts	$17,028	$1,319	$40,994	$—	$1,707	$61,048
Fiduciary and asset management fees	—	—	—	37,290	—	37,290
Card fees	647	—	28,967	—	—	29,614
Brokerage revenue	—	—	—	21,947	—	21,947
Insurance revenue	—	—	—	3,424	—	3,424
Other fees	—	—	1,525	—	795	2,320
	$17,675	$1,319	$71,486	$62,661	$2,502	$155,643

Other revenues(1)	7,283	5,836	4,756	19,971	82,485	120,331
Total non-interest income	$24,958	$7,155	$76,242	$82,632	$84,987	$275,974

(1) Other revenues primarily relate to revenues not derived from contracts with customers.

Following is a discussion of key revenues within the scope of Topic 606:

Service Charges on Deposit Accounts: Revenue from service charges on deposit accounts is earned through cash management, wire transfer, and other deposit-related services, as well as overdraft, non-sufficient funds, account management and other deposit-related fees. Revenue is recognized for these services either over time, corresponding with deposit accounts' monthly cycle, or at a point in time for transaction-related services and fees. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers' accounts.

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

Card Fees: Card fees consist primarily of interchange fees from consumer credit and debit cards processed by card association networks, as well as merchant discounts, and other card-related services. Interchange rates are generally set by the credit card associations and based on purchase volumes and other factors. Interchange fees and merchant discounts are recognized concurrently with the delivery of service on a daily basis as transactions occur. Payment is typically received immediately or in the following month. Card fees are reported net of certain associated expense items including loyalty program expenses and network expenses.

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

Insurance Revenue: Insurance revenue primarily consists of commissions received on annuity and life product sales. The commissions are recognized as revenue when the customer executes an insurance policy with the insurance carrier. In some cases, Synovus receives payment of trailing commissions each year when the customer pays its annual premium. For the three and nine months ended September 30, 2018, Synovus recognized an immaterial amount of insurance trailing commissions.

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
Unfunded letters of credit and lending commitments at September 30, 2018 and December 31, 2017 are presented below.

(in thousands)	September 30, 2018	December 31, 2017
Letters of credit*	$167,969	$153,372
Commitments to fund commercial and industrial loans	5,688,192	5,090,827
Commitments to fund commercial real estate, construction, and land development loans	1,763,006	1,567,583
Commitments under home equity lines of credit	1,211,861	1,137,714
Unused credit card lines	766,521	779,254
Other loan commitments	394,428	351,358
Total unfunded lending commitments and letters of credit	$9,991,977	$9,080,108

* Represent the contractual amount net of risk participations of approximately $70 million and $77 million at September 30, 2018 and December 31, 2017, respectively.

Merchant Services

In accordance with credit and debit card association rules, Synovus sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligation to reimburse the cardholder, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the merchant processor, which is primarily liable for any losses on covered transactions. However, if the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the merchant processing servicers and the merchants and by withholding future settlements, by retaining cash reserve accounts or by obtaining other security. For the three and nine months ended September 30, 2018, the sponsored entities processed and settled $17.69 billion and $52.04 billion of transactions, respectively. For the three and nine months ended September 30, 2017, the sponsored entities processed and settled $15.84 billion and $46.26 billion of transactions, respectively. Synovus began covering and may continue to cover chargebacks related to a merchant processing servicer during the third quarter of 2018 where the merchant processing servicer’s cash reserve account was unavailable to support the chargebacks.  Synovus expects to recover these amounts from the servicer under the terms of the contract; however, any inability by Synovus to fully recover these amounts would result in losses to Synovus in future periods.
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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of September 30, 2018 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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

Note 14 - Pending Acquisition and Pending Branch Sales

Pending Acquisition of FCB Financial Holdings, Inc.

On July 23, 2018, Synovus entered into the Merger Agreement by and among Synovus, FCB and Azalea Merger Sub Corp.  pursuant to which Synovus will acquire FCB in a reverse triangular merger. FCB is headquartered in Weston, Florida with reported assets of $12.19 billion as of June 30, 2018. At the effective time of the Merger, each outstanding share of FCB Class A common stock, par value $0.001 per share, will be converted into the right to receive, without interest, 1.055 shares of Synovus common stock, par value $1.00 per share.  The Merger Agreement has been unanimously approved by both companies’ Board of Directors.  The transaction is subject to customary closing conditions, including approval of Synovus and FCB shareholders and approval of state and federal regulators, and is expected to close by the first quarter of 2019.

FCB operates 50 full service banking centers through its wholly-owned banking subsidiary, Florida Community Bank.  Following closing, Florida Community Bank will merge with and into Synovus Bank and operate under the Synovus brand.

Pending Branch Sales
On August 28, 2018, Synovus Bank entered into a purchase and assumption agreement with Jefferson Financial Federal Credit Union pursuant to which Jefferson Financial Federal Credit Union will acquire certain assets, including selected loans, and assume substantially all of the deposits associated with two branches in Mobile, Alabama, and one branch in Daphne, Alabama. The agreement provides for the transfer of approximately $138 million in loans, approximately $107 million in deposits, and other assets associated with the three branches in exchange for a deposit premium of $14.5 million. The transaction is subject to regulatory approval and satisfaction of customary closing conditions and is expected to be completed in the first quarter of 2019.

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

(5)
the risk that our allowance for loan losses may prove to be inadequate or may be negatively affected by credit risk exposures, and the risk that we may be unable to obtain full payment in respect of any trade or other receivables;

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

(16)
the risk that we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor or obligor fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;

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

(25)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;

(26)	risks related to the fluctuation in our stock price;

(27)	the effects of any damages to our reputation resulting from developments related to any of the items identified above;

(28)	the risk that the required shareholder approvals of the Merger with FCB may not be obtained;

(29)	the risk that Synovus or FCB may be unable to obtain all of the regulatory approvals required to complete the Merger;

(30)	the risk that the other conditions to closing the Merger with FCB may not be satisfied;

(31)	the risk that the length of time necessary to consummate the Merger with FCB may be longer than anticipated for various reasons;

(32)	the risk that the businesses of Synovus and FCB will not be integrated successfully or that the integration may take longer than expected;

(33)	the risk that the cost savings, synergies, growth, and other benefits from the Merger with FCB may not be fully realized or may take longer to realize than expected;

(34)	the risk that management’s time and attention will be diverted to issues associated with the Merger with FCB rather than our ongoing businesses;

(35)	the risk that costs associated with the integration of the businesses of Synovus and FCB will be higher than anticipated;

(36)	the risk of litigation in connection with the Merger and that could cause the transaction to be more costly than expected or delay its completion;

(37)	the risk that events could lead to the termination of the Merger Agreement (or otherwise result in payment of termination fee);

(38)	the risk of business disruption following the Merger; and

(39)
other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part I - Item 1A. Risk Factors" of this Report.

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
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 249 branches in Georgia, Alabama, South Carolina, Florida, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three and nine months ended September 30, 2018 and financial condition as of September 30, 2018 and December 31, 2017. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2017 Form 10-K.
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

•	Additional Disclosures - Discusses additional important matters including critical accounting policies and non-GAAP financial measures used within this Report.
A reading of each section is important to understand fully our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS
Consolidated Financial Highlights

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, except per share data)	2018	2017	Change		2018	2017	Change
Net interest income	$291,619	$262,572	11.1%		$850,480	$753,597	12.9%
Provision for loan losses	14,982	39,686	(62.2)		39,548	58,620	(32.5)
Non-interest income	71,668	135,435	(47.1)		212,101	275,974	(23.1)
Adjusted non-interest income(1)	71,234	68,418	4.1		216,056	204,456	5.7
Total revenues	363,287	398,007	(8.7)		1,062,581	1,029,571	3.2
Adjusted total revenues (1)	362,989	331,273	9.6		1,066,908	958,943	11.3
Non-interest expense	220,297	205,646	7.1		619,531	594,780	4.2
Adjusted non-interest expense(1)	201,648	194,102	3.9		602,209	576,150	4.5
Income before income taxes	128,008	152,675	(16.2)		403,502	376,171	7.3
Net income	109,059	98,007	11.3		323,407	245,868	31.5
Net income available to common shareholders	99,330	95,448	4.1		308,559	238,190	29.5
Net income per common share, basic	0.85	0.79	7.3		2.61	1.96	33.6
Net income per common share, diluted	0.84	0.78	7.3		2.60	1.94	33.7
Adjusted net income per common share, diluted(1)	0.95	0.65	46.4		2.73	1.82	49.9
Net interest margin(2)	3.89%	3.63%	26	bps	3.84%	3.52%	32	bps
Net charge-off ratio(2)	0.24	0.62	(38)		0.20	0.33	(13)
Return on average assets(2)	1.36	1.27	9		1.37	1.07	30
Adjusted return on average assets(1)(2)	1.47	1.05	42		1.42	1.01	41
Efficiency ratio	60.62	50.62	nm		58.21	57.70	51
Adjusted efficiency ratio(1)	55.55	58.59	(304)		56.44	60.08	(364)

(1) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2) Annualized

	September 30, 2018	June 30, 2018	Sequential Quarter Change		September 30, 2017	Year-Over-Year Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$25,577,116	$25,134,056	$443,060		$24,487,360	$1,089,756
Total average loans	25,322,582	24,946,307	376,275		24,499,923	822,659
Total deposits	26,433,658	26,442,688	(9,030)		26,186,228	247,430
Total average deposits	26,387,312	26,268,074	119,238		25,286,919	1,100,393
Average core deposits (1)	24,614,335	24,345,157	269,178		23,756,030	858,305

Non-performing assets ratio	0.46%	0.50%	(4	) bps	0.57%	(11	) bps
Non-performing loans ratio	0.42	0.47	(5)		0.40	2
Past due loans over 90 days	0.02	0.01	1		0.02	—

Common equity Tier 1 capital (transitional)	$2,846,416	$2,838,616	$7,800		$2,749,304	$97,112
Tier 1 capital	3,038,768	3,156,805	(118,037)		2,849,580	189,188
Total risk-based capital	3,550,686	3,668,904	(118,218)		3,362,125	188,561
Common equity Tier 1 capital ratio (transitional)	9.90%	10.12%	(22	) bps	10.06%	(16	) bps
Tier 1 capital ratio	10.57	11.25	(68)		10.43	14
Total risk-based capital ratio	12.36	13.08	(72)		12.30	6
Total shareholders’ equity to total assets ratio	9.48	9.98	(50)		9.47	1
Tangible common equity ratio(1)	8.68	8.77	(9)		8.88	(20)
Return on average common equity(2)	13.95	15.39	(144)		13.24	71
Adjusted return on average common equity(1)(2)	15.69	15.59	10		10.92	477
Adjusted return on average tangible common equity(1)(2)	16.08	15.97	11		11.19	489

(1) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2) Quarter annualized

Executive Summary
Net income available to common shareholders for the third quarter of 2018 was $99.3 million, or $0.84 per diluted common share, an increase of 4.1% and 7.3%, respectively, compared to the third quarter of 2017. Adjusted net income per common share, diluted(1) was $0.95 for the third quarter of 2018, up 46.4% compared to $0.65 for the third quarter of 2017. Third quarter 2018 adjustments to net income available to common shareholders included merger-related expense of $6.7 million associated with Synovus' pending acquisition of FCB, an $11.7 million increase in the earnout liability related to the Global One acquisition, a $4.0 million one-time, non-cash charge associated with the Series C Preferred Stock redemption, partially offset by $9.9 million in discrete (non-core) tax benefits. The third quarter of 2018 results were positively impacted by strong loan growth, continued expansion of the net interest margin, fee income growth, and a lower effective tax rate. Third quarter of 2017 results included the $75.0 million Cabela's Transaction Fee, partially offset by certain balance sheet restructuring actions totaling $44.5 million. Net income available to common shareholders for the first nine months of 2018 was $308.6 million, or $2.60 per diluted common share, an increase of 29.5% and 33.7%, respectively, compared to the first nine months of 2017. Return on average assets for the third quarter of 2018 was 1.36%, up 9 basis points from the third quarter of 2017 and was 1.37% for the nine months ended September 30, 2018, up 30 basis points from the same period of 2017.
On a sequential quarter basis, net interest income increased $7.0 million, driven by a $380.6 million increase in average loans, net, as well as net margin expansion of 3 basis points to 3.89%. Compared to the same quarter in 2017, net interest income increased $29.0 million, driven by a $821.3 million increase in average loans, net, as well as net margin expansion of 26 basis points. The net interest margin increase compared to the prior quarter and the third quarter of 2017 was primarily driven by federal funds rate increases. The yield on earning assets was 4.58%, an increase of 11 basis points from the second quarter of 2018, and an increase of 47 basis points from the third quarter of 2017. This increase was driven by an increase in loan yields. The effective cost of funds was 0.69% for the third quarter of 2018, up 8 basis points from the second quarter of 2018, and up 21 basis points from the third quarter of 2017. Net interest income for the first nine months of 2018 was $850.5 million, an increase of $96.9 million, or 12.9%, compared to $753.6 million for the same period in 2017. Net interest margin increased 32 basis points to 3.84% over the comparable nine-month periods, primarily driven by federal funds rate increases and our asset-sensitive balance sheet. Since September 30, 2017, there have been four 25 basis points federal funds rate increases. The yield on earning assets was 4.45%, an increase of 46 basis points compared to the nine months ended September 30, 2017, while the effective cost of funds increased 14 basis points to 0.61%. The yield on loans increased 49 basis points to 4.86%, and the yield on investment securities increased 25 basis points to 2.35% over the nine months ended September 30, 2017.
Non-interest income for the third quarter of 2018 was $71.7 million, down $63.8 million, or 47.1%, compared to the third quarter of 2017. On a year-to-date basis, non-interest income was $212.1 million compared to $276.0 million for the first nine months of 2017. Adjusted non-interest income(1), which excludes investment securities losses, net, increase (decrease) in fair value of private equity investments, and the Cabela's Transaction Fee, was up $2.8 million, or 4.1%, for the third quarter of 2018 compared to the third quarter of 2017 and up $11.6 million, or 5.7%, for the first nine months of 2018 compared to 2017.
Non-interest expense for the third quarter of 2018 increased $14.7 million, or 7.1%, compared to the third quarter of 2017, and non-interest expense for the first nine months of 2018 increased $24.8 million, or 4.2% compared to the first nine months of 2017. The efficiency ratio for the first nine months of 2018 was 58.21%, compared to 57.70% for the first nine months of 2017. The adjusted efficiency ratio(1) for the first nine months of 2018 was 56.44%, down 364 basis points from the same period a year ago.
Synovus continued to benefit from a relatively stable credit environment with the non-performing assets ratio improving further to 0.46%, a four basis point improvement from the previous quarter, and an 11 basis point improvement from a year ago. Net charge-offs for the third quarter of 2018 were 24 basis points, annualized, down from 29 basis points in the prior quarter. Year-to-date, net charge-offs are 20 basis points, well within Synovus' guidance of 15-25 basis points.
At September 30, 2018, total loans were $25.58 billion, an increase of $789.7 million, or 4.3% annualized, and $1.09 billion or 4.5%, compared to December 31, 2017 and September 30, 2017, respectively. Year-over-year loan growth was driven by a $776.2 million or 6.6% increase in C&I loans and a $827.6 million or 14.9% increase in consumer loans, with our lending partnerships growing $569.6 million and mortgage loans growing $285.6 million. This growth was partially offset by a $514.5 million or 7.1% decline in CRE loans.
During the third quarter of 2018, total average deposits increased $119.2 million, or 1.8% annualized, compared to the second quarter of 2018, and increased $1.10 billion, or 4.4%, compared to the third quarter of 2017. Average core deposits(1), during the third quarter of 2018, increased $269.2 million, or 4.4% annualized, compared to the prior quarter, and increased $858.3 million, or 3.6%, compared to the third quarter of 2017.
On June 21, 2018, Synovus completed a public offering of $200 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D. The offering generated net proceeds of $195.1 million, which were largely used to fund the redemption of all of the outstanding shares of Series C Preferred Stock on August 1, 2018 for an aggregate redemption price of $130.0 million.

Concurrent with the redemption of the Series C Preferred Stock, Synovus recognized a one-time, non-cash redemption charge of $4.0 million.
On January 23, 2018, Synovus announced a share repurchase program of up to $150 million to be completed during 2018. As of September 30, 2018, Synovus had repurchased under this program a total of $134.8 million, or 2.6 million shares of its common stock, at an average price of $51.85 per share. As of September 30, 2018, the remaining authorization under this program was $15.2 million. During October 2018, the program was concluded with the remaining $15.2 million, or 345 thousand shares, repurchased. In total, 2.9 million shares were repurchased during 2018 at an average price of $50.96 per share. Additionally, during the first quarter of 2018, Synovus increased the quarterly common stock dividend by 67% to $0.25 per share effective with the quarterly dividend declared during the first quarter of 2018.

More detail on Synovus' financial results for the three and nine months ended September 30, 2018 can be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.
2018 Expectations
For the full year 2018 as compared to the full year 2017, management expectations are noted below:

•	Period-end loan growth of 4% to 5%

•	Average total deposits growth of 4% to 6%

•	Net interest income growth of 11% to 13%

•	Adjusted non-interest income(1) growth of 4% to 6%

•	Total non-interest expense growth of 0% to 3%

•	Effective income tax rate of 21% to 22%

•	Net charge-off ratio of 15 to 25 bps

•	Common share repurchases of up to $150 million (completed as of October 2018)

(1) See Non-GAAP Financial Measures" in this Report for applicable reconciliation to the most comparable GAAP measure.

Changes in Financial Condition
During the nine months ended September 30, 2018, total assets increased $853.3 million from $31.22 billion at December 31, 2017 to $32.08 billion. The principal component of this increase was an increase in loans, net of deferred fees and costs, of $789.7 million. Short-term borrowings and deposits provided the primary funding source for the growth in assets. The net loan to deposit ratio was 96.8% at September 30, 2018 compared to 94.8% at December 31, 2017.

Loans
The following table compares the composition of the loan portfolio at September 30, 2018, December 31, 2017, and September 30, 2017.

(dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2018 vs. December 31, 2017 % Change(1)	September 30, 2017	September 30, 2018 vs. September 30, 2017 % Change
Commercial, financial and agricultural	$7,281,466	$7,179,487	1.9%	$6,961,709	4.6%
Owner-occupied	5,221,828	4,844,163	10.4	4,765,433	9.6
Total commercial and industrial	12,503,294	12,023,650	5.3	11,727,142	6.6
Investment properties	5,665,690	5,670,065	(0.1)	5,925,096	(4.4)%
1-4 family properties	707,196	781,619	(12.7)	794,616	(11.0)
Land and development	339,520	483,604	(39.8)	507,212	(33.1)
Total commercial real estate	6,712,406	6,935,288	(4.3)	7,226,924	(7.1)
Home equity lines	1,465,419	1,514,227	(4.3)	1,528,889	(4.2)
Consumer mortgages	2,843,244	2,633,503	10.6	2,557,680	11.2
Credit cards	245,149	232,676	7.2	225,725	8.6
Other consumer loans	1,831,385	1,473,451	32.5	1,245,278	47.1
Total consumer	6,385,197	5,853,857	12.1	5,557,572	14.9
Total loans	25,600,897	24,812,795	4.2	24,511,638	4.4
Deferred fees and costs, net	(23,781)	(25,331)	(8.2)	(24,278)	(2.0)
Total loans, net of deferred fees and costs	$25,577,116	$24,787,464	4.3%	$24,487,360	4.5%

(1) Percentage changes are annualized
At September 30, 2018, total loans were $25.58 billion, an increase of $789.7 million, or 4.3% annualized, and $1.09 billion or 4.5%, compared to December 31, 2017 and September 30, 2017, respectively. Year-over-year loan growth was driven by a $776.2 million or 6.6% increase in C&I loans and a $827.6 million or 14.9% increase in consumer loans, with our lending partnerships growing $569.6 million and mortgage loans growing $285.6 million. This growth was partially offset by a $514.5 million or 7.1% decrease in CRE loans.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at September 30, 2018 were $19.22 billion or 75.1% of the total loan portfolio, compared to $18.96 billion, or 76.5%, at December 31, 2017 and $18.95 billion, or 77.4%, at September 30, 2017.
At September 30, 2018 and December 31, 2017, Synovus had 29 and 25, respectively, commercial loan relationships with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships was approximately $34 million and $35 million at September 30, 2018 and December 31, 2017, respectively.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' total loan portfolio. The following table shows the composition of the C&I portfolio aggregated by NAICS code. The portfolio is relationship focused and, as a result, Synovus' lenders have in-depth knowledge of the borrowers, most of which have guaranty arrangements. C&I loans are originated through Synovus' local markets and the Corporate Banking Group to commercial customers primarily to finance capital expenditures, including real property, plant and equipment, or as a source of working capital. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of September 30, 2018, approximately 93% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. C&I loans of $12.50 billion, representing 48.9% of the total loan portfolio, grew $479.6 million, or 5.3% annualized, from December 31, 2017 and $776.2 million, or 6.6%, from September 30, 2017. The growth in C&I loans was broad-based, driven by senior housing, premium finance, and small business.

Commercial and Industrial Loans by Industry	September 30, 2018		December 31, 2017
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$3,022,719	24.2%	$2,764,907	23.0%
Manufacturing	983,941	7.9	930,751	7.7
Real estate and rental and leasing	854,598	6.8	851,303	7.1
Retail trade	852,775	6.8	857,348	7.1
Finance and insurance	778,414	6.2	780,279	6.5
Other services	769,741	6.2	761,916	6.3
Professional, scientific, and technical services	764,037	6.1	771,809	6.4
Wholesale trade	689,388	5.5	675,741	5.6
Accommodation and food services	618,603	4.9	562,877	4.7
Real estate other	582,872	4.7	586,707	4.9
Construction	535,408	4.3	500,091	4.2
Transportation and warehousing	472,537	3.8	427,608	3.6
Other industries	469,805	3.8	438,312	3.6
Agriculture, forestry, fishing, and hunting	326,819	2.6	349,181	2.9
Administration, support, waste management, and remediation	278,362	2.2	273,189	2.3
Educational services	265,934	2.1	259,367	2.2
Information	237,341	1.9	232,264	1.9
Total commercial and industrial loans	$12,503,294	100.0%	$12,023,650	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
At September 30, 2018, $7.28 billion of C&I loans, or 28.5% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At September 30, 2018, $5.22 billion of C&I loans, or 20.4% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominately secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
Total CRE loans consist of investment properties loans, 1-4 family properties loans, as well as land and development loans. These loans are subject to the same uniform lending policies referenced above. CRE loans of $6.71 billion, representing 26.2% of the total loan portfolio, decreased $222.9 million, or 4.3% annualized, from December 31, 2017 and decreased $514.5 million, or 7.1%, from September 30, 2017. The $222.9 million decline was driven by a $144.1 million decrease in the non-strategic Land and Development portfolio and a $74.4 million decrease in 1-4 family properties. The decline in CRE has largely been the result of the continued higher velocity of pay-off activity across the portfolio which began to moderate in the third quarter, resulting in sequential quarter growth of $68.2 million or 4.1% annualized.
Investment Properties Loans
Investment properties loans consist of construction and mortgage loans for income-producing properties. Total investment properties loans as of September 30, 2018 were $5.67 billion, or 84.4% of the total CRE portfolio and 22.1% of the total loan portfolio, compared to $5.67 billion, or 81.8% of the total CRE portfolio and 22.9% of the total loan portfolio at December 31, 2017. Synovus' investment properties portfolio is well diversified by property type, geography (primarily within Synovus' primary market areas of Georgia, Alabama, South Carolina, Florida, and Tennessee), and tenants. The investment properties loans are primarily secured by the property being financed by the loans; however, these loans may also be secured by real estate or other assets beyond the property being financed.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to homebuilders and commercial mortgage loans to real estate investors and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Construction loans are generally interest-only loans and typically have maturities of three years or less, and commercial mortgage loans generally have maturities of three to five years, with amortization periods of up to fifteen to twenty years. At September 30, 2018, 1-4 family properties loans totaled $707.2 million, or 10.5% of the total CRE portfolio and 2.8% of the total loan portfolio, compared to $781.6 million, or 11.3% of the total CRE portfolio and 3.2% of the total loan portfolio at December 31, 2017.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. These loans have short-term maturities and are typically unamortized. Properties securing these loans are substantially within the Synovus footprint, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Total land and development loans were $339.5 million at September 30, 2018, or 1.3% of the total loan portfolio, a decline of $144.1 million, or 39.8% annualized, from December 31, 2017. Synovus continues to strategically reduce its exposure to these types of loans.
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
Consumer loans at September 30, 2018 totaled $6.39 billion, representing 24.9% of the total loan portfolio compared to $5.85 billion, or 23.6% of the total loan portfolio at December 31, 2017, and $5.56 billion, or 22.7% of the total loan portfolio at September 30, 2017. Consumer loans increased $531.3 million, or 12.1% annualized, from December 31, 2017 and $827.6 million, or 14.9%, from September 30, 2017. Consumer mortgages grew $209.7 million or 10.6% annualized, from December 31, 2017, and $285.6 million, or 11.2%, from September 30, 2017 given solid production in the private wealth management and physician categories as well as the continued addition of mortgage loan originators. HELOCs decreased $48.8 million or 4.3%, annualized, from December 31, 2017. Credit card loans totaled $245.1 million at September 30, 2018, including $70.5 million of commercial credit card loans.
Other consumer loans increased $357.9 million, or 32.5% annualized, from December 31, 2017, and $586.1 million, or 47.1%, from September 30, 2017 primarily due to two consumer-based lending partnerships. As of September 30, 2018, these partnerships had combined balances of $1.48 billion, or 5.8% of the total loan portfolio.
Consumer loans, including those through our lending partnerships, are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores. Synovus makes consumer lending decisions based upon a number of key credit risk determinants including FICO scores as well as loan-to-value and debt-to-income ratios. Risk levels 1-6 (descending) are assigned to consumer loans based upon a risk score matrix. At least annually, the consumer loan portfolio data is sent to a consumer credit reporting agency for a refresh of customers' credit scores so that management can evaluate ongoing consistency or negative migration in the quality of the portfolio, which impacts the allowance for loan losses. The most recent credit score refresh was completed as of June 30, 2018. Revolving lines of credit were reviewed for any material change in financial circumstances, and when appropriate, the line of credit may be suspended for further advances. FICO scores within the residential real estate portfolio have generally remained stable over the last several years.
As of the most recent FICO score refresh on June 30, 2018, weighted-average FICO scores within the residential real estate portfolio were 774 for both HELOCs and consumer mortgages. HELOC utilization rates (total amount outstanding as a percentage of total available lines) were 53.1% and 55.6% at September 30, 2018 and December 31, 2017, respectively. Additionally, we maintained loan-to-value ratios based upon prudent guidelines to ensure consistency with Synovus' overall risk philosophy. At September 30, 2018, 35% of home equity line balances were secured by a first lien, and 65% were secured by a second lien. Apart from credit card loans and unsecured loans, Synovus does not originate loans with LTV ratios greater than 100% at origination except for infrequent situations provided that certain underwriting requirements are met. Additionally, at origination, loan maturities are determined based on the borrower's ability to repay (cash flow or earning power that represents the primary source of repayment) and the collateralization of the loan, including the economic life of the asset being pledged. Collateral securing these loans provides a secondary source of repayment in that the collateral may be liquidated. Synovus determines the need for collateral on a case-by-case basis. Factors considered include the purpose of the loan, current and prospective credit-worthiness of the customer, terms of the loan, and economic conditions.
Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of the origination date or, if the loan has been refinanced, as of the refinance date, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' consumer lending strategy, and Synovus does not currently develop or offer specific sub-prime, alt-A, no documentation or stated income residential real estate loan products. Synovus estimates that, as of September 30, 2018, it had $79.4 million of higher-risk consumer loans (1.2% of the consumer portfolio and 0.3% of the total loan portfolio) compared to $87.0 million as of September 30, 2017. Included in these amounts as of September 30, 2018 and 2017 are approximately $9 million and $11 million, respectively, of accruing TDRs.
Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of average deposits for the time periods indicated.

Composition of Average Deposits

(dollars in thousands)	September 30, 2018	%(1)	June 30, 2018	%(1)	December 31, 2017	%(1)	September 30, 2017	%(1)
Non-interest bearing demand deposits	$7,672,006	29.1%	$7,539,451	28.7%	$7,621,147	29.0%	$7,305,508	28.9%
Interest-bearing demand deposits	4,701,204	17.8	5,001,825	19.0	4,976,239	18.9	4,868,372	19.2
Money market accounts, excluding brokered deposits	7,936,621	30.1	7,791,107	29.7	7,514,992	28.6	7,528,036	29.8
Savings deposits	824,935	3.1	829,800	3.2	804,853	3.0	803,185	3.2
Time deposits, excluding brokered deposits	3,479,569	13.2	3,182,974	12.1	3,170,445	12.1	3,250,929	12.8
Brokered deposits	1,772,977	6.7	1,922,917	7.3	2,198,333	8.4	1,530,889	6.1
Total average deposits	$26,387,312	100.0%	$26,268,074	100.0%	$26,286,009	100.0%	$25,286,919	100.0%
Average core deposits (2)	$24,614,335	93.3%	$24,345,157	92.7%	$24,087,676	91.6%	$23,756,030	93.9%

Time deposits greater than $100,000	$3,688,282	14.0%	$3,681,025	14.0%	$3,655,952	13.9%	$3,050,770	12.1%

Brokered time deposits	$1,414,700	5.4%	$1,659,941	6.3%	$1,651,920	6.3%	$983,423	3.9%

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
During the third quarter of 2018, total average deposits increased $119.2 million, or 1.8% annualized, compared to the second quarter of 2018, and increased $1.10 billion, or 4.4%, compared to the third quarter of 2017. Average core deposits, during the third quarter of 2018, increased $269.2 million, or 4.4% annualized, compared to the prior quarter, and increased $858.3 million, or 3.6%, compared to the third quarter of 2017. Average brokered deposits decreased $149.9 million compared to the prior quarter as Synovus reduced its overall level of brokered deposits due to the growth in core deposits during the third quarter. During the first quarter of 2018, Synovus obtained FDIC approval to report deposits related to our sweep money market product, offered by Synovus Securities, as a component of core deposits. This product was reported as a brokered deposit through February of 2018. The third quarter 2018 average balance in these accounts was $316.7 million, compared to an average balance of $310.0 million in the second quarter of 2018. See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
Average non-interest bearing demand deposits as a percentage of total average deposits increased during the third quarter of 2018 and were 29.1%, 28.7%, and 28.9% for the three months ended September 30, 2018, June 30, 2018, and September 30, 2017, respectively.
Non-interest Income
Non-interest income for the third quarter of 2018 was $71.7 million, down $63.8 million, or 47.1%, compared to the third quarter of 2017. On a year-to-date basis, non-interest income was $212.1 million compared to $276.0 million for the first nine months of 2017. The third quarter of 2017 included the $75.0 million Cabela's Transaction Fee, partially offset by $8.0 million in investment securities losses. Adjusted non-interest income, which excludes investment securities losses, net, increase (decrease) in fair value of private equity investments, and the Cabela's Transaction Fee, was up $2.8 million, or 4.1%, for the third quarter of 2018 compared to the third quarter of 2017 and up $11.6 million, or 5.7%, for the first nine months of 2018 compared to 2017. Synovus experienced growth in multiple categories during the first nine months of 2018 compared to the same time period in 2017 including an increase of $9.4 million or 15.0%, in combined fiduciary and asset management fees, brokerage, and insurance revenues. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.

The following table shows the principal components of non-interest income.

Non-interest income	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Service charges on deposit accounts	$20,582	$20,678	(0.5)%	$60,521	$61,048	(0.9)%
Fiduciary and asset management fees	13,462	12,615	6.7	40,881	37,290	9.6
Card fees	10,608	9,729	9.0	31,640	29,614	6.8
Brokerage revenue	9,329	7,511	24.2	26,924	21,947	22.7
Mortgage banking income	5,290	5,603	(5.6)	15,177	17,151	(11.5)
Income from bank-owned life insurance	3,771	3,232	16.7	11,720	9,560	22.6
Cabela's Transaction Fee	—	75,000	nm	—	75,000	nm
Investment securities losses, net	—	(7,956)	nm	(1,296)	(289)	nm
Other fee income	4,510	5,094	(11.5)	14,387	16,127	(10.8)
Other non-interest income	4,116	3,929	4.8	12,147	8,526	42.5
Total non-interest income	$71,668	$135,435	(47.1)%	$212,101	$275,974	(23.1)%

Three and Nine Month Periods Ending September 30, 2018 compared to September 30, 2017:
Service charges on deposit accounts for the three and nine months ended September 30, 2018 were down $96 thousand and $527 thousand, respectively. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were down slightly, and offset by slight increases in account analysis fees for the three and nine months ended September 30, 2018. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and saving accounts, for the three and nine months ended September 30, 2018 were essentially flat compared to the same periods in 2017.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, and financial planning services. Fiduciary and asset management fees increased $847 thousand, or 6.7%, and $3.6 million, or 9.6%, for the three and nine months ended September 30, 2018, respectively. The increase was driven by growth in assets under management. Total assets under management (including brokerage assets under management) increased by 15.5% year-over-year to approximately $15.0 billion, due to overall market conditions, increased productivity, as well as the addition of new talent.
Card fees for the three and nine months ended September 30, 2018, increased $879 thousand or 9.0% and $2.0 million or 6.8%, respectively. Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant discounts. Card fees are reported net of certain associated expense items including customer loyalty program expenses and network expenses. The increase in 2018 from 2017 was driven by growth in transaction volume for both credit and debit card transactions as well as growth in revenue from sponsored merchant processing service providers.
Brokerage revenue was $9.3 million and $26.9 million for the three and nine months ended September 30, 2018, respectively, up $1.8 million, or 24.2%, and up $5.0 million, or 22.7%, for the three and nine months ended September 30, 2018, respectively. Brokerage revenue consists primarily of brokerage commissions, as well as advisory fees earned from the management of customer assets. The increase in 2018 from 2017 was largely driven by growth in brokerage assets under management due primarily to new talent additions.
Mortgage banking income decreased $313 thousand, or 5.6%, and $2.0 million, or 11.5%, for the three and nine months ended September 30, 2018, respectively, reflecting softer production volume in a rising interest rate environment.
Income from bank-owned life insurance increased $539 thousand, or 16.7%, and $2.2 million, or 22.6%, for the three and nine months ended September 30, 2018, respectively, due to additional investments in bank-owned life insurance policies during 2017, increases in the cash surrender value of these policies, and death benefits.
On September 25, 2017, Synovus Bank completed the Cabela's Transaction and received the Cabela's Transaction Fee.
Investment securities losses, net, for the nine months ended September 30, 2018 included a loss of $1.3 million from a strategic sale to improve portfolio performance. Investment securities losses, net, were $8.0 million and $289 thousand, for the three and nine months ended September 30, 2017, respectively. During the third quarter of 2017, as part of its balance sheet restructuring actions, Synovus repositioned the available for sale securities portfolio and recorded a net loss of $8.0 million. The first quarter of 2017 included a $3.4 million gain on the sale of an equity position and a $4.3 million gain from the repositioning of the investment securities portfolio.

Other fee income includes fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for automated teller machine use, customer swap dealer fees, and other service charges. Other fee income decreased $584 thousand, or 11.5%, and $1.7 million, or 10.8%, for the three and nine months ended September 30, 2018, respectively, due primarily to higher customer swap dealer fees and a large syndication arranger fee in 2017.
The main components of other non-interest income are income from insurance commissions, gains from sales of GGL/SBA loans, changes in fair value of private equity investments, and other miscellaneous items. Other non-interest income was up $187 thousand, or 4.8%, and $3.6 million, or 42.5%, for the three and nine months ended September 30, 2018, respectively, due primarily to higher insurance commissions and miscellaneous items.
Non-interest Expense
Non-interest expense for the third quarter of 2018 increased $14.7 million, or 7.1%, compared to the third quarter of 2017, and non-interest expense for the first nine months of 2018 increased $24.8 million, or 4.2% compared to the first nine months of 2017. The third quarter of 2018 included an $11.7 million expense to record an increase in the fair value of the earnout liability associated with the Global One acquisition and $6.7 million in FCB merger-related charges. The efficiency ratio for the first nine months of 2018 was 58.21%, compared to 57.70% for the first nine months of 2017. The adjusted efficiency ratio for the first nine months of 2018 was 56.44%, down 364 basis points from the same period a year ago. Synovus remains disciplined in managing its expense base, while continuing to make appropriate investments that drive sustainable growth, enhanced customer experience, and back-office efficiency. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.
The following table summarizes the components of non-interest expense.

Non-interest Expense
	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Salaries and other personnel expense	$114,341	$109,675	4.3%	$339,924	$322,079	5.5%
Net occupancy and equipment expense	32,088	30,573	5.0	96,222	89,837	7.1
Third-party processing expense	14,810	13,659	8.4	43,822	39,882	9.9
FDIC insurance and other regulatory fees	6,430	7,078	(9.2)	19,765	20,723	(4.6)
Professional fees	6,298	7,141	(11.8)	18,087	20,048	(9.8)
Advertising expense	3,735	3,610	3.5	14,046	14,868	(5.5)
Foreclosed real estate expense, net	360	7,265	(95.0)	1,110	10,847	(89.8)
Earnout liability adjustments	11,652	2,059	nm	11,652	3,766	nm
Merger-related expense	6,684	23	nm	6,684	110	nm
Restructuring charges, net	21	519	nm	(191)	7,043	nm
Other operating expenses	23,878	24,044	(0.7)	68,410	65,577	4.3
Total non-interest expense	$220,297	$205,646	7.1%	$619,531	$594,780	4.2%

Three and Nine Month Periods Ending September 30, 2018 compared to September 30, 2017:
Salaries and other personnel expenses increased $4.7 million, or 4.3%, and $17.8 million, or 5.5%, for the three and nine months ended September 30, 2018, respectively, primarily due to talent additions, higher incentive compensation expense, and annual merit increases, offset somewhat by decreases in employee health insurance expense and temporary help expense.
Net occupancy and equipment expense increased $1.5 million, or 5.0%, and $6.4 million, or 7.1%, during the three and nine months ended September 30, 2018, respectively, driven primarily by costs associated with additional investments in technology as well as higher rent expense.
Third-party processing expense includes all third-party core operating system and processing charges as well as third-party servicing charges. Third-party processing expense increased $1.2 million, or 8.4%, and $3.9 million, or 9.9%, during the three and nine months ended September 30, 2018, respectively, primarily due to an increase of $983 thousand and $3.5 million for the three and nine months ended September 30, 2018, respectively, from servicing expense associated with loan growth from Synovus' two consumer-based lending partnerships.
FDIC insurance and other regulatory fees declined $648 thousand, or 9.2%, and $957 thousand, or 4.6%, for the three and nine months ended September 30, 2018, respectively, driven by lower assessment rates, somewhat offset by growth in average balances.

Professional fees declined $843 thousand, or 11.8%, and $2.0 million, or 9.8%, for the three and nine months ended September 30, 2018, respectively, due primarily to lower consulting fees.
Advertising expense increased slightly for the three months ended September 30, 2018 and was lower by $821 thousand, or 5.5%, for the nine months ended September 30, 2018. Advertising spend during 2018 has continued with Synovus' brand awareness activities related to our transition to a single-brand during 2018.
Foreclosed real estate expense during the third quarter of 2017 included balance sheet restructuring actions with $7.1 million recorded for discounts to fair value for ORE accelerated dispositions.
Earnout liability fair value adjustments associated with the Global One acquisition increased due to higher earnings estimates over the contractual earnout period.
Merger-related expense of $6.7 million recorded during the three months ended September 30, 2018 was associated with the pending acquisition of FCB. See "Note 14 - Pending Acquisition and Pending Branch Sales" in this Report for more information on the pending acquisition of FCB.
Restructuring charges of $7.0 million were recorded during the nine months ended September 30, 2017 consisting primarily of severance charges for termination benefits incurred in conjunction with a voluntary early retirement program offered during the first quarter of 2017.
Other operating expenses were down slightly for the three months ended September 30, 2018 and up $2.8 million, or 4.3%, for the nine months ended September 30, 2018 driven by a valuation adjustment to the Visa derivative of $2.3 million in second quarter 2018 and additional fixed asset impairment charges of $1.0 million, somewhat offset by additional contingency recoveries of $1.2 million.
Income Tax Expense
Income tax expense was $18.9 million and $80.1 million for the three and nine months ended September 30, 2018, respectively, representing an effective tax rate of 14.8% and 19.8% for the respective periods. Income tax expense was $54.7 million and $130.3 million for the three and nine months ended September 30, 2017, respectively, representing an effective tax rate of 35.8% and 34.6% for the respective periods. The lower effective tax rates for the three and nine months ended September 30, 2018 were primarily due to a reduction in the federal statutory rate from 35% to 21% resulting from Tax Reform, certain provision to return adjustments and the finalization of the provisional amounts recorded for the year ended December 31, 2017 related to Tax Reform.
During the third quarter of 2018, Synovus recognized a discrete tax benefit of $12.7 million, which included a $3.9 million tax benefit for the refinement of provisional amounts previously reported under SAB 118, a $5.5 million return to provision benefit associated with the preparation of the 2017 tax return and a $3.3 million benefit associated with insignificant adjustments to tax returns from several prior years.  In addition, the effective income tax rate for the nine months ended September 30, 2018 included a net discrete income tax benefit of $2.8 million resulting from tax benefits associated with the exercise and vesting of employee equity awards.

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

CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the quality of its loan portfolio by industry, property type, geography, as well as credit quality metrics and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. Credit quality metrics have remained favorable during the first nine months of 2018.
Two major hurricanes over the last six weeks have caused devastation to areas within the Synovus footprint, with Hurricane Florence impacting much of the Carolinas and Hurricane Michael impacting the eastern Florida panhandle and much of Southwest Georgia. Following each storm, Synovus deployed its bankers to check on customers in the affected areas, to assess any impact, and to develop a plan. With Hurricane Florence, there was no material impact to Synovus’ loan portfolio, and very few customers have requested payment relief at this time. With Hurricane Michael, we are still in the process of compiling and analyzing information. We do know that Synovus’ total exposure in the FEMA-designated areas of impact in Florida and Georgia is approximately $500 million, which is only about 2% of total loans. Thus far, we believe that the losses experienced by our customers are fully-covered by insurance, leading us to believe that Synovus will not experience a material impact to its loan portfolio from Hurricane Michael.
The table below includes selected credit quality metrics.

Credit Quality Metrics
(dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Non-performing loans	$108,425	$115,561	$97,838
Impaired loans held for sale(1)	12	11,278	30,197
Other real estate	8,542	3,758	10,551
Non-performing assets	$116,979	$130,597	$138,586
Non-performing loans as a % of total loans	0.42%	0.47%	0.40%
Non-performing assets as a % of total loans, other loans held for sale, and ORE	0.46	0.53	0.57
Loans 90 days past due and still accruing	$4,856	$4,414	$5,685
As a % of total loans	0.02%	0.02%	0.02%
Total past due loans and still accruing	$78,324	$52,031	$84,853
As a % of total loans	0.31%	0.21%	0.35%
Net charge-offs, quarter	$15,257	$8,979	$38,098
Net charge-offs/average loans, quarter	0.24%	0.15%	0.62%
Net charge-offs, year-to-date	$37,366	69,675	60,695
Net charge-offs/average loans, year-to-date	0.20%	0.29%	0.33%
Provision for loan losses, quarter	$14,982	$8,564	$39,686
Provision for loan losses, year-to-date	39,548	67,185	58,620
Allowance for loan losses	251,450	249,268	249,683
Allowance for loan losses as a % of total loans	0.98%	1.01%	1.02%

(1) Represent only impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value, less costs to sell, based primarily on estimated sales proceeds net of selling costs.
Non-performing Assets
Total NPAs were $117.0 million at September 30, 2018, a $13.6 million, or 10.4%, decrease from $130.6 million at December 31, 2017 and a $21.6 million, or 15.6%, decrease from $138.6 million at September 30, 2017. The year-over-year decrease in non-performing assets was driven by the continued resolution of problem assets. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate were 0.46% at September 30, 2018 compared to 0.53% at December 31, 2017 and 0.57% at September 30, 2017.
Troubled Debt Restructurings
Accruing TDRs were $114.7 million at September 30, 2018, compared to $151.3 million at December 31, 2017 and $166.9 million at September 30, 2017. Accruing TDRs decreased $36.5 million, or 24.1%, from December 31, 2017 and $52.1 million, or, 31.3% from a year ago primarily due to a continued decline in TDR inflows, more loans qualifying for removal of TDR designation upon subsequent renewal, refinance, or modification, and pay-offs.

At September 30, 2018, the allowance for loan losses allocated to these accruing TDRs was $6.9 million compared to $8.7 million at December 31, 2017 and $8.5 million at September 30, 2017. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At both September 30, 2018 and December 31, 2017, 99% of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have remained at low levels. There were eight defaults for the nine months ended September 30, 2018 and four defaults for the nine months ended September 30, 2017.

Accruing TDRs by Risk Grade	September 30, 2018		December 31, 2017		September 30, 2017
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Pass	$44,226	38.5%	$57,136	37.8%	$65,018	39.0%
Special Mention	20,091	17.5	15,879	10.5	17,759	10.6
Substandard accruing	50,423	44.0	78,256	51.7	84,141	50.4
Total accruing TDRs	$114,740	100.0%	$151,271	100.0%	$166,918	100.0%

Non-accruing TDRs were $28.9 million at September 30, 2018 compared to $11.8 million at December 31, 2017. Non-accruing TDRs generally may be returned to accrual status if there has been a period of performance, consisting usually of at least a six month sustained period of repayment performance in accordance with the terms of the agreement.
Net Charge-offs
Net charge-offs for the nine months ended September 30, 2018 were $37.4 million, or 0.20% as a percentage of average loans annualized, compared to $60.7 million, or 0.33%, as a percentage of average loans annualized for the nine months ended September 30, 2017. The decrease from 2017 is primarily due to $34.2 million in net charge-offs recorded for loans transferred to held for sale in conjunction with balance sheet restructuring actions in the third quarter of 2017.
Provision for Loan Losses and Allowance for Loan Losses
For the nine months ended September 30, 2018, the provision for loan losses was $39.5 million, a decrease of $19.1 million, or 32.5%, compared to the nine months ended September 30, 2017. The decrease in provision expense for the comparable nine-month periods is primarily due to $27.7 million in provision expense incurred in connection with the aforementioned transfers to held for sale completed during the third quarter of 2017.
The allowance for loan losses at September 30, 2018 was $251.5 million, or 0.98% of total loans, compared to $249.3 million, or 1.01% of total loans, at December 31, 2017 and $249.7 million, or 1.02% of total loans, at September 30, 2017. The allowance to non-performing loans ratio at September 30, 2018 remained strong at 231.91% compared to 215.70% at December 31, 2017 and 255.20% at September 30, 2017.

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
At September 30, 2018, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Capital Ratios
(dollars in thousands)	September 30, 2018	December 31, 2017
Common equity Tier 1 capital (transitional)
Synovus Financial Corp.	$2,846,416	$2,763,168
Synovus Bank	3,345,622	3,155,163
Tier 1 capital
Synovus Financial Corp.	3,038,768	2,872,001
Synovus Bank	3,345,622	3,155,163
Total risk-based capital
Synovus Financial Corp.	3,550,686	3,383,081
Synovus Bank	3,597,540	3,406,243
Common equity Tier 1 capital ratio (transitional)
Synovus Financial Corp.	9.90%	9.99%
Synovus Bank	11.64	11.43
Tier 1 capital ratio
Synovus Financial Corp.	10.57	10.38
Synovus Bank	11.64	11.43
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.36	12.23
Synovus Bank	12.52	12.33
Leverage ratio
Synovus Financial Corp.	9.58	9.19
Synovus Bank	10.56	10.12
Tangible common equity to tangible assets ratio (1)
Synovus Financial Corp.	8.68	8.88

(1) See " Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.
The Basel III capital rules became effective January 1, 2015 for Synovus and Synovus Bank, subject to a transition period for several aspects, including the capital conservation buffer and certain regulatory capital adjustments and deductions, as described below. Under the Basel III capital rules, the minimum capital requirements for Synovus and Synovus Bank include a common equity Tier 1 (CET1) ratio of 4.5%; Tier 1 capital ratio of 6%; total capital ratio of 8%; and leverage ratio of 4%. When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios (the capital conservation buffer in effect in 2018 is 1.9%). As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. Under the Basel III capital rules, Synovus and Synovus Bank are well-capitalized if each has a CET1 ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a total risk-based capital ratio of 10% or greater, a leverage ratio of 5% or greater, and are not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure.
At September 30, 2018, Synovus' CET1 ratio was 9.90% under the Basel III transitional provisions, and the estimated fully phased-in CET1 ratio was 9.86%, both of which are well in excess of regulatory requirements including the capital conservation buffer. On November 21, 2017, federal banking regulators adopted a final rule to extend the regulatory capital transition for certain items applicable during 2017 to future periods for banking organizations (such as Synovus) that are not subject to the advanced approaches capital rule. This reduced the capital impact to Synovus in 2018 from the fully phased-in implementation of Basel III that was originally required. See "Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure. Management currently believes, based on internal capital analyses and earnings projections, that

Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements inclusive of the capital conservation buffer.
In April 2018, the federal banking regulators proposed transitional arrangements to permit banking organizations to phase-in the day-one impact of the adoption of ASU 2016-13, referred to as the current expected credit loss model, on regulatory capital over a period of three years. For additional information on ASU 2016-13, see "Note 1 - Basis of Presentation" in this Report.
On June 21, 2018, Synovus completed a public offering of $200 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D. The offering generated net proceeds of $195.1 million, which were largely used to fund the redemption of all of the outstanding shares of Series C Preferred Stock on August 1, 2018 for an aggregate redemption price of $130 million.
On January 23, 2018, Synovus announced a share repurchase program of up to $150 million to be completed during 2018. As of September 30, 2018, Synovus had repurchased under this program a total of $134.8 million, or 2.6 million shares of its common stock, at an average price of $51.85 per share. As of September 30, 2018, the remaining authorization under this program was $15.2 million. During October 2018, the program was concluded with the remaining $15.2 million, or 345 thousand shares, repurchased. In total, 2.9 million shares were repurchased during 2018 at an average price of $50.96, per share.
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
Synovus' ability to pay dividends on its capital stock, consisting of the common stock and the preferred stock, is primarily dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities. During the nine months ended September 30, 2018, Synovus Bank paid upstream cash dividends to Synovus totaling $180.0 million. Additionally, during the nine months ended September 30, 2018, non-banking subsidiaries returned $8.0 million in capital to Synovus. For the year ended December 31, 2017, Synovus Bank and non-bank subsidiaries made upstream cash distributions to the Parent Company totaling $451.0 million including cash dividends of $283.2 million.
    Synovus declared dividends of $0.75 and $0.45 per common share for the nine months ended September 30, 2018 and nine months ended September 30, 2017, respectively. In addition to dividends paid on its common stock, Synovus paid dividends of$7.7 million on its Series C Preferred Stock and $3.1 million on its Series D Preferred Stock, totaling $10.8 million, during the nine months ended September 30, 2018. Synovus paid dividends of $7.7 million on its Series C Preferred Stock during the nine months ended September 30, 2017.
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
Synovus Bank also generates liquidity through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. On September 25, 2017, Synovus Bank completed the Cabela's Transaction and thereby retained WFB's $1.10 billion brokered time deposit portfolio with a weighted average remaining maturity of approximately 2.53 years and a weighted average rate of 1.83 percent (the balance of these deposits at September 30, 2018 was $742.2 million). Synovus Bank has the capacity to access funding through its membership in the FHLB system. At September 30, 2018, based on currently pledged collateral, Synovus Bank had access to incremental funding of $831.5 million, subject to FHLB credit policies, through utilization of FHLB advances.
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
On June 21, 2018, Synovus completed a public offering of $200 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D. The offering generated net proceeds of $195.1 million, which were largely used to fund the redemption of all of the outstanding shares of Series C Preferred Stock on August 1, 2018 for an aggregate redemption price of $130 million. Concurrent with the redemption of the Series C Preferred Stock, Synovus recognized a one-time, non-cash redemption charge of $4.0 million.
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
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank were to increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I – Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results." of Synovus' 2017 Form 10-K. Furthermore, Synovus may, from time to time, take advantage of attractive market opportunities to refinance its existing debt, redeem its preferred stock, or strengthen its liquidity or capital position.
Earning Assets and Sources of Funds
Average total assets for the nine months ended September 30, 2018 increased $908.5 million or 3.0%, to $31.49 billion as compared to $30.58 billion for the first nine months of 2017. Average earning assets increased $1.01 billion, or 3.5%, in the first nine months of 2018 compared to the same period in 2017 and represented 94.3% of average total assets at September 30, 2018, as compared to 93.8% at September 30, 2017. The increase in average earning assets resulted from a $746.8 million increase in average loans, net, and a $254.5 million increase in average taxable investment securities. Average interest-bearing liabilities increased $618.8 million, or 3.1%, to $20.76 billion for the first nine months of 2018 compared to the same period in 2017. The increase in average interest-bearing liabilities was driven by a $668.5 million increase in average time deposits, an $85.3 million increase in average other short-term borrowings, an $80.2 million increase in average interest-bearing demand deposits, and a $75.4 million increase in average money market deposit accounts. These increases were partially offset by a $303.5 million decrease in average long-term debt. Average non-interest bearing demand deposits increased $275.4 million, or 3.8%, to $7.54 billion for the first nine months of 2018 compared to the same period in 2017.
Net interest income for the nine months ended September 30, 2018 was $850.5 million, an increase of $96.9 million, or 12.9%, compared to $753.6 million for the nine months ended September 30, 2017.
Net interest margin increased 32 basis points to 3.84% over the comparable nine-month periods, primarily driven by federal funds rate increases and our asset-sensitive balance sheet. Since September 30, 2017, there have been four 25 basis points federal funds rate increases. The yield on earning assets was 4.45%, an increase of 46 basis points compared to the nine months ended September 30, 2017, while the effective cost of funds increased 14 basis points to 0.61%. The yield on loans increased 49 basis points to 4.86%, and the yield on investment securities increased 25 basis points to 2.35% over the nine months ended September 30, 2017.
On a sequential quarter basis, net interest income increased $7.0 million, driven by a $380.6 million increase in average loans, net, as well as net margin expansion of 3 basis points to 3.89%. The net interest margin increase was primarily driven by the June federal funds rate increase. The yield on earning assets was 4.58%, an increase of 11 basis points from the second quarter of 2018.

This increase was driven by an 11 basis point increase in loan yields. The effective cost of funds was 0.69% for the third quarter of 2018, up 8 basis points from the second quarter of 2018.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Average Balances and Yields/Rates	2018			2017
(dollars in thousands) (yields and rates annualized)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Interest Earning Assets:
Taxable investment securities (1)	$4,061,239	4,077,564	4,097,162	3,937,278	3,786,436
Yield	2.38%	2.34	2.34	2.29	2.11
Tax-exempt investment securities(1)(3)	$89	115	140	180	259
Yield (taxable equivalent) (3)	5.91%	6.87	6.57	7.97	7.86
Trading account assets(4)	$16,646	23,772	8,167	7,360	7,823
Yield	2.52%	2.79	2.66	2.78	2.09
Commercial loans(2)(3)	$19,025,830	18,857,271	18,963,515	18,935,774	19,059,936
Yield	4.98%	4.85	4.64	4.49	4.41
Consumer loans(2)	$6,298,643	6,092,899	5,899,015	5,704,629	5,440,765
Yield	4.80%	4.76	4.71	4.54	4.55
Allowance for loan losses	$(251,684)	(257,966)	(251,635)	(252,319)	(249,248)
Loans, net (2)	$25,072,789	24,692,204	24,610,895	24,388,084	24,251,453
Yield	4.99%	4.88	4.70	4.55	4.49
Mortgage loans held for sale	$49,030	50,366	38,360	45,353	52,177
Yield	4.71%	4.42	3.95	3.96	3.88
Other earning assets (5)	$544,704	724,537	516,575	922,296	543,556
Yield	1.90%	1.77	1.48	1.31	1.23
Federal Home Loan Bank and Federal Reserve Bank Stock(4)	$163,568	165,845	177,381	159,455	175,263
Yield	4.41%	4.63	3.39	4.03	3.50
Total interest earning assets	$29,908,065	29,734,403	29,448,680	29,460,006	28,816,967
Yield	4.58%	4.47	4.31	4.15	4.11
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,701,204	5,001,826	5,032,000	4,976,239	4,868,372
Rate	0.38%	0.35	0.31	0.28	0.27
Money Market accounts, excluding brokered deposits	$7,936,621	7,791,107	7,561,554	7,514,992	7,528,036
Rate	0.72%	0.55	0.43	0.36	0.34
Savings deposits	$824,935	829,800	811,587	804,853	803,184
Rate	0.03%	0.03	0.03	0.03	0.03
Time deposits under $100,000	$1,205,987	1,161,890	1,143,780	1,166,413	1,183,582
Rate	0.99%	0.82	0.71	0.70	0.68
Time deposits over $100,000	$2,273,582	2,021,084	1,895,545	2,004,031	2,067,347
Rate	1.46%	1.22	1.02	0.99	0.97
Non-maturing brokered deposits	$358,277	262,976	424,118	546,413	547,466
Rate	2.10%	1.94	1.14	0.81	0.73
Brokered time deposits	$1,414,700	1,659,941	1,527,793	1,651,920	983,423
Rate	1.94%	1.85	1.75	1.63	1.16
Total interest-bearing deposits	$18,715,306	18,728,624	18,396,377	18,664,861	17,981,410
Rate	0.83%	0.70	0.58	0.54	0.46
Federal funds purchased and securities sold under repurchase agreements	$230,504	207,655	202,226	184,369	191,585
Rate	0.25%	0.35	0.21	0.15	0.08
Other short-term borrowings	$146,794	3,024	394,056	3,261	102,717
Rate	2.12%	2.84	1.52	1.42	1.16
Long-term debt	$1,656,743	1,852,094	1,733,938	1,710,721	1,882,458
Rate	2.87%	2.66	2.51	2.67	2.90
Total interest-bearing liabilities	$20,749,347	20,791,397	20,726,597	20,563,212	20,158,170
Rate	0.99%	0.87	0.76	0.72	0.69
Non-interest bearing demand deposits	$7,672,006	7,539,451	7,391,695	7,621,147	7,305,508
Effective cost of funds	0.69%	0.61	0.53	0.50	0.48
Net interest margin	3.89%	3.86	3.78	3.65	3.63
Taxable equivalent adjustment (3)	$136	120	116	234	283

(1)	Excludes net unrealized gains (losses).
(2) Average loans are shown net of deferred fees and costs. Non-performing loans are included.

(3)
Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21% beginning in 2018, and 35% for prior years, in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.

(4)	Included as a component of other assets on the consolidated balance sheets.
(5)     Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.

Net Interest Income and Rate/Volume Analysis
The following tables set forth the major components of net interest income and the related annualized yields and rates for the nine months ended September 30, 2018 and 2017, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Net Interest Income and Rate/Volume Analysis
	Nine Months Ended September 30,						2018 Compared to 2017
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2018	2017	2018	2017	2018	2017	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$4,078,523	$3,824,025	$71,974	$60,079	2.35%	2.09%	$3,978	$7,917	$11,895
Tax-exempt investment securities(2)	114	1,101	6	51	6.51	6.13	(46)	1	(45)
Total investment securities	4,078,637	3,825,126	71,980	60,130	2.35	2.10	3,932	7,918	11,850
Trading account assets	16,226	5,983	325	90	2.67	1.99	153	82	235
Taxable loans, net(1)	24,993,328	24,227,567	898,671	783,546	4.81	4.32	24,743	90,382	115,125
Tax-exempt loans, net(1)(2)	54,088	70,721	1,767	2,492	4.37	4.71	(586)	(139)	(725)
Allowance for loan losses	(253,762)	(251,448)
Loans, net	24,793,654	24,046,840	900,438	786,038	4.86	4.37	24,157	90,243	114,400
Mortgage loans held for sale	45,958	50,339	1,514	1,478	4.39	3.91	(128)	164	36
Other earning assets(3)	595,376	586,055	7,799	4,396	1.73	0.99	68	3,335	3,403
Federal Home Loan Bank and Federal Reserve Bank stock	168,881	174,493	5,227	4,321	4.13	3.30	(138)	1,044	906
Total interest earning assets	29,698,732	28,688,836	987,283	856,453	4.45	3.99	28,044	102,786	130,830
Cash and due from banks	390,288	391,829
Premises and equipment, net	428,456	416,835
Other real estate	5,005	20,246
Other assets(4)	970,634	1,066,863
Total assets	$31,493,115	$30,584,609

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$4,910,465	$4,830,226	$12,650	$8,366	0.34%	0.23%	$138	$4,146	$4,284
Money market accounts	8,112,684	8,037,235	37,587	20,268	0.62	0.34	192	17,127	17,319
Savings deposits	822,156	838,898	177	394	0.03	0.06	(7)	(210)	(217)
Time deposits	4,769,299	4,100,836	47,781	26,846	1.34	0.88	4,399	16,536	20,935
Federal funds purchased and securities sold under repurchase agreements	213,565	184,000	434	125	0.27	0.09	20	289	309
Other short-term borrowings	180,385	95,055	2,310	740	1.69	1.03	657	913	1,570
Long-term debt	1,747,309	2,050,783	35,492	45,227	2.68	2.94	(6,673)	(3,062)	(9,735)
Total interest-bearing liabilities	20,755,863	20,137,033	136,431	101,966	0.87	0.68	(1,274)	35,739	34,465
Non-interest bearing deposits	7,535,411	7,259,981
Other liabilities	215,327	219,388
Shareholders' equity	2,986,514	2,968,207
Total liabilities and equity	$31,493,115	$30,584,609
Interest rate spread:					3.58%	3.31%
Net interest income - FTE/margin(5)			$850,852	$754,487	3.84%	3.52%	$29,318	$67,047	$96,365
Taxable equivalent adjustment			372	890
Net interest income, actual			$850,480	$753,597

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2018 - $23.5 million, 2017 - $23.4 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate (21% in 2018 and 35% in 2017, in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.
(3) Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(4) Includes average net unrealized gains (losses) on investment securities available for sale of $(123.8) million and $(34.7) million for the nine months ended September 30, 2018 and 2017, respectively.
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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 2.00% to 2.25% and the current prime rate of 5.25%. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a gradual decline of 100 basis points to determine the sensitivity of net interest income for the next twelve months. Synovus continues to maintain a modestly asset-sensitive position which would be expected to benefit net interest income in a rising interest rate environment and reduce net interest income in a declining interest rate environment. The following table represents the estimated sensitivity of net interest income to these changes in short-term interest rates at September 30, 2018, with comparable information for December 31, 2017.

	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

Change in Short-term Interest Rates (in basis points)	September 30, 2018	December 31, 2017
+200	3.5%	3.6%
+100	1.9%	1.9%
Flat	—%	—%
-100	(2.2)%	(4.7)%

Several factors could serve to diminish or eliminate this asset sensitivity in a rising rate environment. These factors include a higher than projected level of deposit customer migration to higher cost deposits, such as certificates of deposit, which would increase total interest expense and serve to reduce the realized level of asset sensitivity. Another factor which could impact the realized interest rate sensitivity is the repricing behavior of interest-bearing non-maturity deposits. Assumptions for repricing are expressed as a beta relative to the change in the prime rate. For instance, a 50% beta would correspond to a deposit rate that would increase 0.5% for every 1% increase in the prime rate. Projected betas for interest-bearing non-maturity deposit repricing are a key component of determining the Company's interest rate risk positioning. Projected betas are based on historical analysis, current product features, and deposit mix. These projected betas reflect an assumption that realized betas will increase as short-term rates increase. Should realized betas be higher than projections, the expected benefit from higher interest rates would be diminished. The following table presents an example of the potential impact of an increase in repricing betas on Synovus' realized interest rate sensitivity position.

	As of September 30, 2018
Change in Short-term Interest Rates (in basis points)	Base Scenario	15% Increase in Average Repricing Beta
+200	3.5%	1.9%
+100	1.9%	1.1%

The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter term time horizon. Synovus also evaluates potential longer term interest rate risk through modeling and evaluation of EVE. Simulation modeling is utilized to measure the economic value of equity and its sensitivity to immediate changes in interest rates. This EVE modeling allows Synovus to capture longer-term repricing risk and options risk embedded in the balance sheet. These simulations value only the current balance sheet and do not incorporate growth assumptions used in the net interest income simulation. The economic value of equity is the net fair value of assets, liabilities, and off-balance sheet financial instruments derived from the present value of future cash flows discounted at current market interest rates. From this baseline valuation, Synovus evaluates changes in the value of each of these items in various interest rate scenarios to determine the net impact on the economic value of equity. Key assumptions utilized in the model, namely loan prepayments, investment security prepayments, deposit repricing betas, and non-maturity deposit duration have a significant impact on the results of the EVE simulations. As illustrated in the table below, the EVE model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 1.4% and by 1.0%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. Assuming an immediate 100 basis point decline in rates, EVE is projected to decrease by 13.3%. These metrics reflect a relatively stable long term interest rate risk position as compared to December 31, 2017.

	Estimated Change in EVE
Immediate Change in Interest Rates (in basis points)	September 30, 2018	December 31, 2017
+200	1.0%	(0.2)%
+100	1.4%	1.6%
-100	(13.3)%	(16.9)%

Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for loan losses and determination of the fair value of financial instruments. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in Synovus' 2017 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. In connection with the adoption of ASU 2016-18, Statement of Cash Flows-Restricted Cash, Synovus changed its presentation of cash and cash equivalents, effective January 1, 2018, to include cash and due from banks as well as interest-bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements, which are inclusive of any restricted cash and restricted cash equivalents. Prior to 2018, cash and cash equivalents only included cash and due from banks. Prior periods have been revised to maintain comparability. Excluding the aforementioned presentation change and the recently adopted accounting standards disclosed in "Note 1 - Basis of Presentation" in this Report, there have been no significant changes to the accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2017 Form 10-K.

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
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted total revenues and adjusted non-interest income are measures used by management to evaluate non-interest income exclusive of net investment securities gains (losses), changes in fair value of private equity investments, net, and the Cabela's Transaction Fee. Adjusted non-interest expense and the adjusted efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income per common share, diluted, adjusted return on average assets, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. The adjusted return on average tangible common equity is a measure used by management to compare Synovus' performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. Average core deposits is a measure used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. The tangible common equity ratio and common equity Tier 1 (CET1) ratio (fully phased-in) are used by management and bank regulators to assess the strength of our capital position. The computations of these measures are set forth in the tables below.

Reconciliation of Non-GAAP Financial Measures	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Adjusted non-interest income
Total non-interest income	$71,668	$135,435	$212,101	$275,974
Subtract: Cabela's Transaction Fee	—	(75,000)	—	(75,000)
Add: Investment securities losses, net	—	7,956	1,296	289
Subtract/add: (Increase) decrease in fair value of private equity investments, net	(434)	27	2,659	3,193
Adjusted non-interest income	$71,234	$68,418	$216,056	$204,456

Adjusted non-interest expense
Total non-interest expense	$220,297	$205,646	$619,531	$594,780
Subtract: Discounts to fair value for ORE accelerated dispositions	—	(7,082)	—	(7,082)
Subtract: Asset impairment charges related to accelerated disposition of corporate real estate and other properties	—	(1,168)	—	(1,168)
Subtract: Earnout liability adjustments	(11,652)	(2,059)	(11,652)	(2,059)
Subtract: Merger-related expense	(6,684)	(23)	(6,684)	(110)
Subtract/add: Litigation settlement/contingency expense	—	(401)	4,026	(401)
Subtract/add: Restructuring charges, net	(21)	(519)	191	(7,043)
Subtract: Amortization of intangibles	(292)	(292)	(875)	(767)
Subtract: Valuation adjustment to Visa derivative	—	—	(2,328)	—
Adjusted non-interest expense	$201,648	$194,102	$602,209	$576,150

Reconciliation of Non-GAAP Financial Measures, continued	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Adjusted total revenues and adjusted efficiency ratio
Adjusted non-interest expense	$201,648	$194,102	$602,209	$576,150

Net interest income	291,619	262,572	850,480	753,597
Add: Tax equivalent adjustment	136	283	372	890
Add: Total non-interest income	71,668	135,435	212,101	275,974
Add: Investment securities losses, net	—	7,956	1,296	289
Total FTE revenues	$363,423	$406,246	$1,064,249	$1,030,750
Subtract: Cabela's Transaction Fee	—	(75,000)	—	(75,000)
Subtract/add: (Increase) decrease in fair value of private equity investments, net	(434)	27	2,659	3,193
Adjusted total revenues	$362,989	$331,273	$1,066,908	$958,943
Efficiency ratio	60.62%	50.62%	58.21%	57.70%
Adjusted efficiency ratio	55.55	58.59	56.44	60.08

Adjusted net income per common share, diluted
Net income available to common shareholders	$99,330	$95,448	$308,559	$238,190
Subtract: Cabela's Transaction Fee	—	(75,000)	—	(75,000)
Add: Provision expense on loans transferred to held-for-sale	—	27,710	—	27,710
Add: Discounts to fair value for ORE accelerated dispositions	—	7,082	—	7,082
Add: Asset impairment charges related to accelerated disposition of corporate real estate and other properties	—	1,168	—	1,168
Subtract: Income tax benefit, net related to SAB 118, State Tax Reform, and adjusted portion of other discrete items	(9,865)	—	(9,148)	—
Add: Preferred stock redemption charge	4,020	—	4,020	—
Add: Earnout liability adjustments	11,652	2,059	11,652	2,059
Add: Merger-related expense	6,684	23	6,684	110
Add/subtract: Litigation settlement/contingency expense	—	401	(4,026)	401
Add/subtract: Restructuring charges, net	21	519	(191)	7,043
Add: Amortization of intangibles	292	292	875	767
Add: Valuation adjustment to Visa derivative	—	—	2,328	—
Add: Investment securities losses, net	—	7,956	1,296	289
Subtract/add: (Increase) decrease in fair value of private equity investments, net	(434)	27	2,659	3,193
Add/subtract: Tax effect of adjustments	27	11,034	(691)	10,078
Adjusted net income available to common shareholders	$111,727	$78,719	$324,017	$223,090
Weighted average common shares outstanding, diluted	118,095	121,814	118,847	122,628
Adjusted net income per common share, diluted	$0.95	$0.65	$2.73	$1.82

Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Adjusted return on average assets (annualized)
Net income	$109,059	$98,007	$323,407	$245,868
Subtract: Cabela's Transaction Fee	—	(75,000)	—	(75,000)
Add: Provision expense on loans transferred to held-for-sale	—	27,710	—	27,710
Add: Discounts to fair value for ORE accelerated dispositions	—	7,082	—	7,082
Add: Asset impairment charges related to accelerated disposition of corporate real estate and other properties	—	1,168	—	1,168
Subtract: Income tax benefit, net related to SAB 118, State Tax Reform, and adjusted portion of other discrete items	(9,865)	—	(9,148)	—
Add: Earnout liability adjustments	11,652	2,059	11,652	2,059
Add: Merger-related expense	6,684	23	6,684	110
Add/subtract: Litigation settlement/contingency expense	—	401	(4,026)	401
Add/subtract: Restructuring charges, net	21	519	(191)	7,043
Add: Amortization of intangibles	292	292	875	767
Add: Valuation adjustment to Visa derivative	—	—	2,328	—
Add: Investment securities losses, net	—	7,956	1,296	289
Subtract/add: (Increase) decrease in fair value of private equity investments, net	(434)	27	2,659	3,193
Add/subtract: Tax effect of adjustments	27	11,034	(691)	10,078
Adjusted net income	$117,436	$81,278	$334,845	$230,768
Net income annualized	$432,680	$388,832	$432,394	$328,725
Adjusted net income annualized	$465,915	$322,462	$447,687	$308,536
Total average assets	$31,725,604	$30,678,388	$31,493,115	$30,584,607
Return on average assets	1.36%	1.27%	1.37%	1.07%
Adjusted return on average assets (annualized)	1.47	1.05	1.42	1.01

Reconciliation of Non-GAAP Financial Measures, continued	Three Months Ended
(dollars in thousands)	September 30, 2018	June 30, 2018	September 30, 2017
Average return on average common equity and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$99,330	$108,622	$95,448
Subtract: Cabela's Transaction Fee	—	—	(75,000)
Add: Provision expense on loans transferred to held-for-sale	—	—	27,710
Add: Discounts to fair value for ORE accelerated dispositions	—	—	7,082
Add: Asset impairment charges related to accelerated disposition of corporate real estate and other properties	—	—	1,168
Subtract: Income tax benefit, net related to SAB 118, State Tax Reform, and adjusted portion of other discrete items	(9,865)	(608)	—
Add: Preferred stock redemption charge	4,020	—	—
Add: Earnout liability adjustments	11,652	—	2,059
Add: Merger-related expense	6,684	—	23
Add/subtract: Litigation settlement/contingency expense	—	(1,400)	401
Add/subtract: Restructuring charges, net	21	103	519
Add: Amortization of intangibles	292	292	292
Add: Valuation adjustment to Visa derivative	—	2,328	—
Add: Investment securities losses, net	—	1,296	7,956
Subtract/add: (Increase) decrease in fair value of private equity investments, net	(434)	37	27
Add/subtract: Tax effect of adjustments	27	(624)	11,034
Adjusted net income available to common shareholders	$111,727	$110,046	$78,719
Net income annualized	$443,265	$441,393	$312,309

Total average shareholders' equity less preferred stock	$2,824,707	$2,831,368	$2,859,491
Subtract: Goodwill	(57,315)	(57,315)	(57,167)
Subtract: Other intangible assets, net	(10,265)	(10,555)	(11,648)
Total average tangible shareholders' equity less preferred stock	$2,757,127	$2,763,498	$2,790,676
Return on average common equity (annualized)	13.95%	15.39%	13.24%
Adjusted return on average common equity (annualized)	15.69	15.59	10.92
Adjusted return on average tangible common equity (annualized)	16.08	15.97	11.19

Reconciliation of Non-GAAP Financial Measures, continued
(dollars in thousands)	September 30, 2018	June 30, 2018	December 31, 2017	September 30, 2017
Average core deposits
Average total deposits	$26,387,312	$26,268,074	$26,286,009	$25,286,919
Subtract: Average brokered deposits	(1,772,977)	(1,922,917)	(2,198,333)	(1,530,889)
Average core deposits	$24,614,335	$24,345,157	$24,087,676	$23,756,030

Tangible common equity ratio
Total assets	$32,075,120	$31,740,305	$31,221,837	$31,642,123
Subtract: Goodwill	(57,315)	(57,315)	(57,315)	(57,315)
Subtract: Other intangible assets, net	(10,166)	(10,458)	(11,254)	(11,548)
Tangible assets	$32,007,639	$31,672,532	$31,153,268	$31,573,260
Total shareholders' equity	$3,040,073	$3,167,694	$2,961,566	$2,997,078
Subtract: Goodwill	(57,315)	(57,315)	(57,315)	(57,315)
Subtract: Other intangible assets, net	(10,166)	(10,458)	(11,254)	(11,548)
Subtract: Preferred Stock, no par value	(195,138)	(321,118)	(125,980)	(125,980)
Tangible common equity	$2,777,454	$2,778,803	$2,767,017	$2,802,235
Total shareholders' equity to total assets ratio	9.48%	9.98%	9.49%	9.47%
Tangible common equity ratio	8.68	8.77	8.88	8.88

Common equity Tier 1 (CET1) ratio (fully phased-in)
Common equity Tier 1 (CET1)	$2,846,416
Subtract: Adjustment related to capital components	(2,784)
CET1 (fully phased-in)	$2,843,632
Total risk-weighted assets	$28,738,381
Total risk-weighted assets (fully phased-in)	$28,844,942
Common equity Tier 1 (CET1) ratio	9.90%
Common equity Tier 1 (CET1) ratio (fully phased-in)	9.86

	Current expectation - increase (decrease) vs. 2017
(dollars in thousands)	2017	$	%
2018 Expectation for adjusted non-interest income growth
Total non-interest income, as reported	$345,327	$285 million-$290 million	(16%)-(18%)
Subtract: Cabela's Transaction Fee	(75,000)
Add: Investment securities losses, net	289
Add: Decrease in fair value of private equity investments, net	3,093
Adjusted non-interest income	$273,709	$285 million-$290 million	4%-6%

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

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
ITEM 1A. – RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in "Part I - Item IA - Risk Factors” of Synovus' 2017 Form 10-K which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
As a result of Synovus entering into the Merger Agreement with FCB, certain risk factors as disclosed in "Part II - Item 1A - Risk Factors" of Synovus' Form 10-Q for the quarterly period ended June 30, 2018 have been identified in addition to those previously reported in Synovus' 2017 Form 10-K. These risks and the other risks associated with the proposed Merger are more fully discussed in the joint proxy statement/prospectus included in the registration statement on Form S-4 that Synovus filed with the SEC in connection with the Merger. We urge you to read the registration statement on Form S-4 as it contains important information about the Merger, including relevant risk factors.

ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:
Synovus' Board of Directors authorized a $150 million share repurchase program that will expire at the end of 2018. This program was announced on January 23, 2018. The table below sets forth information regarding repurchases of our common stock during the third quarter of 2018.

Share Repurchases
(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2018	450	$52.88	450	$49,405
August 2018	372	50.13	372	30,743
September 2018	320	48.48	320	15,248
Total	1,142	$50.75	1,142

(1) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

The foregoing repurchases during the third quarter of 2018 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
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

SYNOVUS FINANCIAL CORP.

November 6, 2018	By:	/s/ Kevin S. Blair
Date		Kevin S. Blair
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)