Form 10-K
period 2018-12-31
SYNOVUS FINANCIAL CORP
filed 2019-02-28
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-K

______________________________
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
______________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☒  NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒ NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒   NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO ☒
As of June 30, 2018, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $5,797,502,812 based on the closing sale price of $52.83 reported on the New York Stock Exchange on June 30, 2018.

As of February 26, 2019, there were 159,145,739 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2019 (“Proxy Statement”)	Part III

SYNOVUS FINANCIAL CORP.

INDEX OF DEFINED TERMS

ALCO – Synovus' Asset Liability Management Committee
ALL – Allowance for loan losses
AOCI – Accumulated other comprehensive income (loss)
ASC – Accounting Standards Codification
ASR – Accelerated share repurchase
ASU – Accounting Standards Update
ATM – Automatic teller machine
Azalea Merger Sub – Azalea Merger Sub Corp., a wholly-owned subsidiary of Synovus which was formed for the express and limited purpose of the Merger
Basel III – The third Basel Accord developed by the Basel Committee on Banking Supervision to strengthen existing regulatory capital requirements
BOLI – Bank-owned life insurance policies
BHC Act – Bank Holding Company Act of 1956, as amended
BSA/AML – Bank Secrecy Act/Anti-Money Laundering
BOV – Broker’s opinion of value
C&I – Commercial and industrial
CECL – Current expected credit losses
CET1 – Common Equity Tier 1 Capital defined by Basel III capital rules
CFPB – Consumer Finance Protection Bureau
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
Company – Synovus Financial Corp. and its wholly-owned subsidiaries, except where the context requires otherwise
Covered Litigation – Certain Visa litigation for which Visa is indemnified by Visa USA members
CRA – Community Reinvestment Act
CRE – Commercial real estate
DIF – Deposit Insurance Fund
Dodd-Frank Act – The Dodd-Frank Wall Street Reform and Consumer Protection Act
DRR – Dual Risk Rating
EL – Expected loss
EVE – Economic value of equity
Exchange Act – Securities Exchange Act of 1934, as amended
FASB – Financial Accounting Standards Board
FCB – FCB Financial Holdings, Inc. and its wholly-owned subsidiaries, except where the context requires otherwise

i

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
FFIEC Retail Credit Classification Policy – FFIEC Uniform Retail Credit Classification and Account Management Policy
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
Interagency Supervisory Guidance – Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit Secured by Junior Liens on 1-4 Family Residential Properties
IRS – Internal Revenue Service
ISO – Independent sales organization
LGD – Loss given default
LIBOR – London Interbank Offered Rate
LIHTC – Low Income Housing Tax Credit
LTV – Loan-to-collateral value ratio
Merger Agreement – Agreement and Plan of Merger by and among Synovus, FCB and Azalea Merger Sub dated as of July 23, 2018
Merger – The January 1, 2019 merger of Azalea Merger Sub with and into FCB and immediately thereafter, the merger of FCB with and into Synovus, with Synovus as the surviving entity pursuant to the terms and conditions of the Merger Agreement.
MBS – Mortgage-backed securities
MPS – Merchant processing servicer(s)
nm – Not meaningful
NAICS – North American Industry Classification System
NOL – Net operating loss

NPA – Non-performing assets
NPL – Non-performing loans
NSF – Non-sufficient funds
NYSE – New York Stock Exchange
OCI – Other comprehensive income
OFAC – Office of Foreign Assets Control
ORE – Other real estate
OTTI – Other-than-temporary impairment
Parent Company – Synovus Financial Corp.
ROA – Return on average assets
Rights Plan – Synovus' Shareholder Rights Plan dated April 26, 2010, as amended
ROTCE – Return on average tangible common equity
SBA – Small Business Administration
SEC – U.S. Securities and Exchange Commission
Securities Act – Securities Act of 1933, as amended
Series C Preferred Stock – Synovus' Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, $25 liquidation preference
Series D Preferred Stock – Synovus' Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, $25 liquidation preference
SRR – Single Risk Rating
Synovus – Synovus Financial Corp.
Synovus Bank – A Georgia state-chartered bank and wholly-owned subsidiary of Synovus, through which Synovus conducts its banking operations
Synovus' 2018 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2018
Synovus Mortgage – Synovus Mortgage Corp., a wholly-owned subsidiary of Synovus Bank
Synovus Securities – Synovus Securities, Inc., a wholly-owned subsidiary of Synovus
Synovus Trust – Synovus Trust Company, N.A., a wholly-owned subsidiary of Synovus Bank
TDR – Troubled debt restructuring (as defined in ASC 310-40)
Treasury – United States Department of the Treasury
UDAAP – Unfair, deceptive or abusive acts or practices
VIE – Variable interest entity (as defined in ASC 810-10)
Visa – The Visa U.S.A. Inc. card association or its affiliates, collectively
Visa Class A shares – Class A shares of common stock issued by Visa are publicly traded shares which are not subject to restrictions on sale
Visa Class B shares – Class B shares of common stock issued by Visa which are subject to restrictions with respect to sale until all of the Covered Litigation has been settled. Class B shares will be convertible into Visa Class A shares using a then current conversion ratio upon the lifting of restrictions with respect to sale of Visa Class B shares
Visa Derivative – A derivative contract with the purchaser of Visa Class B shares which provides for settlements between the purchaser and Synovus based upon a change in the ratio for conversion of Visa Class B shares into Visa Class A shares
Warrant – A warrant issued to Treasury by Synovus to purchase up to 2,215,819 shares of Synovus common stock at a per share exercise price of $65.52, as was issued by Synovus to Treasury in 2008 in connection with the Capital Purchase Program, promulgated under the Emergency Economic Stabilization Act of 2008. The Warrant expired on December 19, 2018.

WFB – World's Foremost Bank, a wholly-owned subsidiary of Cabela's Incorporated

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

(3)
the risk that we may fail to realize all of the anticipated benefits of the Merger, or those benefits may take longer to realize than expected, and that we may encounter significant difficulties in integrating FCB;

(4)	the risk that our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;

(5)
the risk that our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;

(6)
the risk that our asset quality may deteriorate, our allowance for loan losses may prove to be inadequate or may be negatively affected by credit risk exposures, and the risk that we may be unable to obtain full payment in respect of any trade or other receivables;

(7)	the risk that any future economic downturn could have a material adverse effect on our capital, financial condition, results of operations and future growth;

(8)	our ability to attract and retain key employees;

(9)	the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services market;

(10)
risks related to our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and risks related to disruptions in service or financial difficulties with a third-party vendor or business relationship;

(11)
risks related to the ability of our operational framework to identify and manage risks associated with our business such as credit risk, compliance risk, reputational risk, and operational risk, including by virtue of our relationships with third-party business partners, as well as our relationship with third-party vendors and other service providers;

(12)
our ability to identify and address cyber-security risks such as data security breaches, malware, "denial of service" attacks, "hacking" and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;

(13)	the risk related to our implementation of new lines of business or new products and services;

(14)
changes in the interest rate environment, including changes to the federal funds rate, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

(15)
the impact of recent and proposed changes in governmental policy, laws and regulations, including proposed and recently enacted changes in the regulation and taxation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations;

(16)
the risk that we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;

(17)
the risk that we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;

(18)
the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;

(19)	changes in the cost and availability of funding due to changes in the deposit market and credit market;

(20)	the risks that if economic conditions worsen or regulatory capital rules are modified, we may be required to undertake initiatives to improve our capital position;

(21)
restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(22)	the risk that we could realize losses if we sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets;

(23)	our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;

(24)
risks related to regulatory approval to take certain actions, including any dividends on our common stock or Series D Preferred Stock, any repurchases of common stock or any other issuance or redemption of any other regulatory capital instruments;

(25)	risks relation to the continued use, availability and reliability of LIBOR and other “benchmark” rates;

(26)	the risk that Federal Tax Reform could have an adverse impact on our business or our customers, including with respect to demand and pricing for our loan products;

(27)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;

(28)	risks related to the fluctuation in our stock price;

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

ITEM 1. BUSINESS
Overview
General
Synovus Financial Corp. is a financial services company and a registered bank holding company headquartered in Columbus, Georgia. We provide commercial and retail banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, premium finance and international banking to our customers through our wholly-owned subsidiary bank, Synovus Bank, and other offices in Georgia, Alabama, South Carolina, Florida and Tennessee.
We were incorporated under the laws of the State of Georgia in 1972. Our principal executive offices are located at 1111 Bay Avenue, Suite 500, Columbus, Georgia 31901 and our telephone number at that address is (706) 649-2311. Our common stock is traded on the New York Stock Exchange under the symbol “SNV.” At December 31, 2018, we had total consolidated assets of $32.67 billion and total consolidated deposits of $26.72 billion.
Additional information relating to our business and our subsidiaries, including a detailed description of our operating results and financial condition for 2018, 2017 and 2016, is contained in "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.
Banking Operations
Synovus conducts its banking operations through Synovus Bank. Synovus Bank is a Georgia state-chartered bank and operates throughout Alabama, Florida, Georgia, South Carolina and Tennessee. Synovus Bank offers commercial banking services and retail banking services. Our commercial banking services include treasury management, asset management, capital markets services, institutional trust services and commercial, financial and real estate loans. Our retail banking services include accepting customary types of demand and savings deposits accounts; mortgage, installment and other consumer loans; investment and brokerage services; safe deposit services; automated banking services; automated fund transfers; Internet-based banking services; and bank credit card services, including Visa and MasterCard services. At December 31, 2018, Synovus Bank operated 249 branches and 335 ATMs across our footprint.
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
Business Developments
Synovus' strategic focus includes expanding and diversifying our franchise in terms of revenues, profitability and asset size while maintaining a community banking, relationship-based approach to banking. This strategy has encompassed both organic growth as well as acquisitions of complementary banks and financial services businesses. In the first quarter of 2019, we acquired FCB , the parent company of Florida Community Bank. At the closing date, FCB had total loans of $9.42 billion, total deposits of $10.89 billion and operated 51 full service banking centers through its wholly-owned banking subsidiary, Florida Community Bank.
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
The Chief Risk Officer reports to the Chief Executive Officer and provides overall vision, direction and leadership regarding the enterprise risk management framework. The framework includes an Executive Risk Committee, chaired by the Chief Risk

Officer, and various management risk committees. Executive Risk Committee membership includes all Synovus executive officers, the Chief Information Security Officer, and the Group Executive of Enterprise Risk. The committee provides management oversight of the Enterprise Risk Program and primary oversight of strategic risk, reputation risk, and litigation risk. Management risk committees are responsible for effective risk measurement, management and reporting of their respective risk categories. The Chief Risk Officer is an active member of each of the management risk committees which include:

•	ALCO - Interest Rate/Market Risk and Liquidity Risk

•	Credit Risk Committee - Credit Risk

•	Regulatory Compliance Risk Committee - Compliance Risk

•	Operational Risk Committee - Operational Risk
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
ALCO
ALCO monitors Synovus' economic, competitive, and regulatory environment and is responsible for measuring, monitoring, and reporting on liquidity and funding risk, interest rate risk, and market risk and has the authority to create policies relative to these risks. ALCO, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes contractual and anticipated cash flows to properly manage Synovus' liquidity position. Operating under interest rate risk policies approved by the Board of Directors, ALCO analyzes the interest rate sensitivity of Synovus and develops and implements strategies to improve balance sheet structure and interest rate risk positioning. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” and “Item 7A. Qualitative and Quantitative Disclosures about Market Risk” in this Report for further information. The model risk management function reviews liquidity and interest rate risk models on an annual basis and prioritizes implementation of the model changes.
Credit Risk
The Company has established a credit risk management process with policies, controls and regular Board and management oversight. Credit risk management is guided by centralized credit policies that provide for a consistent and prudent approach to underwriting and approval of credits. The Credit Risk Committee, chaired by the Chief Credit Officer, monitors credit management reports, establishes lending policies, limits, and guidance to better manage the loan function, and provides strategies to manage the level of credit risk in the loan portfolio. The Credit Risk Committee oversees risk grade accuracy, credit servicing requirements, and loan concentration levels and manages risk in the execution of loan growth strategies.
The Regional Credit function reports to the Chief Credit Officer, providing independence from the lines of business. Regional Credit manages credit activities within each region, underwriting borrowing relationships over certain dollar thresholds, jointly approving loans for amounts greater than the local market's lending authority, and evaluating loan administration processes.
Synovus maintains a centralized Retail Lending Center and Small Business Lending Center where consumer and small business loans are centrally processed, scored, and analyzed. This structure enhances the control environment, drives efficiencies, and provides a more consistent overall customer experience.
Synovus has established the ALL Oversight Council to review and approve the adequacy of the allowance for loan losses and the ALL methodology. The Council includes the Chief Risk Officer, Chief Credit Officer, Chief Financial Officer, and other senior management. The Council meets at least quarterly and considers enhancements and refinements to the ALL process and models in light of new and other relevant information. The allowance adequacy and the ALL methodology are reviewed by the Audit Committee of the Board of Directors at least quarterly. The Model Risk Management function reviews the ALL models on an annual basis and prior to implementation of any significant model changes.
Regulatory Compliance Risk
Compliance laws, rules and standards generally cover matters such as observing proper standards of market conduct, managing conflicts of interest, treating customers fairly, and ensuring the suitability of customer advice. They also include basic prudential banking requirements and specific areas such as the prevention of money laundering and terrorist financing.

The Regulatory Compliance Risk Committee was created to assist the Board and management in overseeing the administration of overall compliance risk at the Bank and Financial Management Services, developing and implementing policy, and ensuring that compliance issues are resolved effectively and expeditiously. The Committee is made up of senior management from the business lines, risk management, legal, human resources, and compliance functions and specifically provides oversight for the Corporate Compliance Policy and Programs, including, but not limited to UDAAP, Fair Lending, Volcker Rule, BSA/AML/OFAC, and customer complaint management throughout the Company. Written policies contain the principles to be followed by management and staff of Synovus Bank and its subsidiaries and explain and direct the processes by which risks are identified and managed. The individual policies guide the Company's compliance functions and provide for monitoring, training, and risk assessments.
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
Business units are responsible for identifying and reporting operational risks that require resolution, participating in risk assessments, responding to changes in risk metrics and implementing corrective actions and new risk solutions. The Operational Risk Committee also oversees the various cybersecurity risks facing Synovus, including e-fraud, loss of sensitive information or service interruptions due to cyber-attacks or other disruptions or failures in Synovus' computer systems or network infrastructure.
Executive Risk Committee
The Executive Risk Committee oversees the enterprise risk program, policies and framework, monitors key and emerging risks, and evaluates the effectiveness of action plans to address key risks and issues. The Committee establishes and recommends to the Board for approval the risk appetite and risk tolerance levels. In addition, the Committee recommends capital actions, evaluates and vets stress testing results, including stress scenarios, and reviews new and modified products.
Competition
The financial services industry is highly competitive and could become more competitive as a result of recent and ongoing legislative, regulatory and technological changes, and continued consolidation within the financial services industry. Synovus Bank and our wholly-owned non-bank subsidiaries compete actively with national and state banks, savings and loan associations and credit unions and other nonbank financial intermediaries, including securities brokers and dealers, investment advisory firms, mortgage companies, insurance companies, trust companies, finance companies, leasing companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other financial services. In addition, competition from nontraditional banking institutions, often known as FinTech, continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The ability of such non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. These competitors have been successful in developing products that are in direct competition with or are alternatives to the banking services offered by traditional banking institutions. Our ability to deliver strong financial performance will depend in part on our ability to expand the scope of, and effectively deliver, products and services, which will allow us to meet the changing needs of our customers. However, we often compete with much larger national and regional banks that have more resources than we do to deliver new products and services and introduce new technology to enhance the customer experience. See "Part I - Item 1A. Risk Factors - Competition in the financial services industry may adversely affect our future earnings and growth."
As of December 31, 2018, we were the second largest bank holding company headquartered in Georgia based on assets. Financial services customers are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products.  We continue to gain traction in most of our key markets, as well as overall markets, as shown in the most recent market share deposit data for FDIC-insured institutions as of June 30, 2018.  Additionally, over the last year, we have continued to rationalize our branch network and focused on improving the mix of our deposits, while maintaining and growing market share throughout our footprint.
Employees
As of December 31, 2018, Synovus had 4,651 employees compared to 4,541 employees at December 31, 2017.

Supervision, Regulation and Other Factors
We are extensively regulated under federal and state law. The following is a brief summary that does not purport to be a complete description of all regulations that affect us or all aspects of those regulations. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company’s and Synovus Bank’s business. In addition, proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on us and Synovus Bank, are difficult to predict. In addition, bank regulatory agencies may issue enforcement actions, policy statements, interpretive letters and similar written guidance applicable to us or to Synovus Bank. Changes in applicable laws, regulations or regulatory guidance, or their interpretation by regulatory agencies or courts may have a material adverse effect on our and Synovus Bank’s business, operations, and earnings.
Synovus Bank, Synovus Trust, and in some cases, we and our nonbank affiliates, must undergo regular on-site examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. Supervision and regulation of banks, their holding companies and affiliates is intended primarily for the protection of depositors and customers, the DIF of the FDIC, and the U.S. banking and financial system rather than holders of our capital stock.
Regulation of the Company
We are registered as a bank holding company with the Federal Reserve under the BHC Act and have elected to be treated as a financial holding company. As such, we are subject to comprehensive supervision and regulation by the Federal Reserve and are subject to its regulatory reporting requirements. Federal law subjects bank holding companies, such as the Company, to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. In addition, the GA DBF regulates bank holding companies that own Georgia-chartered banks, such as us, under the bank holding company laws of the State of Georgia. Various federal and state bodies regulate and supervise our non-bank subsidiaries including our brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the SEC, the Financial Industry Regulatory Authority, federal and state banking regulators and various state regulators of insurance and brokerage activities.
Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company. Like all bank holding companies, we are regulated extensively under federal and state law. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve Board, and separately the FDIC as the insurer of bank deposits, have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or other resources, or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our bank regulators can require us or our subsidiaries to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.
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
Activity Limitations
As a financial holding company, we are permitted to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company. Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks and certain other activities determined by the Federal Reserve to be closely related to banking. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or complementary to financial activities. We and Synovus Bank must each remain “well-capitalized” and “well-managed” and Synovus Bank must receive a CRA rating of at least “Satisfactory” at its most recent examination in order for us to maintain our status as a financial holding company. If Synovus Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, or if Synovus Bank receives a rating of less than satisfactory under the CRA, the Federal Reserve Board may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary or the businesses engaged in activities permissible only for financial holding companies.
In addition, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company. As further described below, each of the Company and Synovus Bank is well-capitalized as of December 31, 2018, and Synovus Bank has an overall rating of “Satisfactory” in its most recent CRA evaluation.
Source of Strength Obligations
A financial holding company is required to act as a source of financial and managerial strength to its subsidiary bank and to maintain resources adequate to support its bank. The term “source of financial strength” means the ability of a company, such as us, that directly or indirectly owns or controls an insured depository institution, such as Synovus Bank, to provide financial assistance to such insured depository institution in the event of financial distress. The appropriate federal banking agency for the depository institution (in the case of Synovus Bank, this agency is the Federal Reserve) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance with the source of strength requirements by requiring us to provide financial assistance to Synovus Bank in the event of financial distress. If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of Synovus Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment. In addition, the FDIC provides that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled insured depository institution. Synovus Bank is an FDIC-insured depository institution and thus subject to these requirements.
Acquisitions
The BHC Act permits acquisitions of banks by bank holding companies, such that we and any other bank holding company, whether located in Georgia or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank or bank holding company, (ii) taking any action that causes an additional bank or bank holding company to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company. The Federal Reserve may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider: (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the CRA; and (4) the effectiveness of the companies in combatting money laundering.
Change in Control
Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, and the Federal Reserve before acquiring control of any state member bank, such as Synovus Bank. Upon receipt of such notice, the Federal Reserve may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or bank’s voting stock, or if one or more other control factors are present. As a result, a person or entity generally must provide prior notice to the Federal Reserve before acquiring the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.

Governance and Financial Reporting Obligations
We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and the NYSE. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2018 are included in this report under “Item 9A. Controls and Procedures.”
Volcker Rule
In December 2013, the Federal Reserve and other regulators jointly issued final rules implementing requirements of a new Section 13 to the BHC Act, commonly referred to as the “Volcker Rule.” The Volcker Rule generally prohibits us and our subsidiaries from (i) engaging in proprietary trading for our own account, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which we and our subsidiaries may continue to engage, and required us to implement a compliance program. The regulators provided for a Volcker Rule conformance date of July 21, 2015. The Federal Reserve extended the conformance deadline twice (first to July 21, 2016, and again to July 21, 2017) for certain legacy “covered funds” activities and investments in place before December 31, 2013. Further, the Federal Reserve Board permits limited exemptions, upon application, for divestiture of certain “illiquid” covered funds, for an additional period of up to 5 years beyond that date. In the first quarter of 2017, we obtained a five-year extension from the Federal Reserve to the divestiture requirement of certain funds held by us and covered by this rule. On June 5, 2018, the federal banking agencies issued proposed changes to the Volcker Rule, along with a request for public comment. The proposed changes are intended to simplify compliance with the Rule’s “proprietary trading” restrictions.
Corporate Governance
  The Dodd-Frank Act addresses many investor protections, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for Compensation Committee members; and (3) requires companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers.
Incentive Compensation
The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and Synovus Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2018, these rules have not been implemented by the banking agencies. We and Synovus Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles-that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
Shareholder Say-On-Pay Votes
The Dodd-Frank Act requires public companies to take shareholders’ votes on proposals addressing compensation (known as say-on-pay), the frequency of a say-on-pay vote, and the golden parachutes available to executives in connection with change-in-control transactions. Public companies must give shareholders the opportunity to vote on the compensation at least every three years and the opportunity to vote on frequency at least every six years, indicating whether the say-on-pay vote should be held annually, biennially, or triennially. The last frequency on say-on-pay vote occurred at our 2014 annual shareholders meeting. The say-on-pay, the say-on-parachute and the say-on-frequency votes are explicitly nonbinding and cannot override a decision of our Board of Directors.
Other Regulatory Matters
We and our subsidiaries are subject to oversight by the SEC, the FINRA, the PCAOB, the NYSE and various state securities and insurance regulators. We and our subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business.

Capital Requirements
We and Synovus Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the Federal Reserve may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.
The Company and Synovus Bank are subject to the following risk-based capital ratios: a CET1 risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock and retained earnings less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.
The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks and bank holding companies is 4%.
In addition, the capital rules require a capital conservation buffer of up to 2.5% above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer is being phased in, and was 1.875% as of January 1, 2018 and is 2.5% effective January 1, 2019.
Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. For example, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Company’s or Synovus Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution's holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions.
To be well-capitalized, Synovus Bank must maintain at least the following capital ratios:

•	6.5% CET1 to risk-weighted assets;

•	8.0% Tier 1 capital to risk-weighted assets;

•	10.0% Total capital to risk-weighted assets; and

•	5.0% leverage ratio.
The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to Synovus Bank, the Company’s capital ratios as of December 31, 2018 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.
The Company’s and Synovus Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer.   Based on current estimates, we believe that the Company and Synovus Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer.  As of December 31, 2018, the consolidated capital ratios of Synovus and Synovus Bank were as follows:

Table 1 – Capital Ratios as of December 31, 2018
(dollars in thousands)	Synovus	Synovus Bank
CET1 ratio	9.95%	11.62%
Tier 1 risk-based capital ratio	10.61	11.62
Total risk-based capital ratio	12.37	12.49
Leverage ratio	9.60	10.51

"Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 11 - Regulatory Capital of this report for further information.
In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act was enacted, which provided banking organizations having less than $50 billion in consolidated assets, such as us and Synovus Bank, with relief from the annual company-run stress testing previously required by the Dodd-Frank Act.
On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the CECL accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. In June 2016, the FASB issued ASU 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets. Under the incurred loss methodology, credit losses are recognized only when the losses are probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change will result in earlier recognition of credit losses that the Company deems expected but not yet probable. For SEC reporting companies with December 31 fiscal-year ends, such as the Company, CECL will become effective beginning with the first quarter of 2020.
Payment of Dividends
We are a legal entity separate and distinct from Synovus Bank and our other subsidiaries. Our primary source of cash, other than securities offerings, is dividends from Synovus Bank. Under the laws of the State of Georgia, we, as a business corporation, may declare and pay dividends in cash or property unless the payment or declaration would be contrary to restrictions contained in our Articles of Incorporation, or unless, after payment of the dividend, we would not be able to pay our debts when they become due in the usual course of our business or our total assets would be less than the sum of our total liabilities. In addition, we are also subject to federal regulatory capital requirements that effectively limit the amount of cash dividends that we may pay.
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

•
the aggregate amount of dividends to be declared or anticipated to be declared during the current calendar year exceeds 50% of its net after-tax profits before dividends for the previous calendar year; or

•	its total classified assets in its most recent regulatory examination exceeded 80% of its Tier 1 capital plus its allowance for loan and lease losses.
The Georgia Financial Institutions Code contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings without the approval of the GA DBF. As a result of the foregoing restrictions, Synovus Bank may be required to seek approval from the GA DBF to pay dividends.
In addition, we and Synovus Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The Federal Reserve has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. The Federal Reserve has indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings.
Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

•	its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or

•	it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
Regulation of the Bank
Synovus Bank, which is a member of the Federal Reserve System, is subject to comprehensive supervision and regulation by the Federal Reserve Board, and is subject to its regulatory reporting requirements, as well as supervision and regulation by the GA DBF. As a member bank of the Federal Reserve System, Synovus Bank is required to hold stock in its district Federal Reserve Bank in an amount equal to 6% of their capital stock and surplus (half paid to acquire stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded. The annual dividend rate for member banks with total assets in excess of $10 billion, including Synovus Bank, is based on a floating dividend rate tied to10-year U.S. Treasuries with the maximum dividend rate capped at 6%.
The deposits of Synovus Bank are insured by the FDIC and, accordingly, Synovus Bank is also subject to certain FDIC regulations and the FDIC has backup examination authority and some enforcement powers over Synovus Bank. Synovus Trust, a subsidiary of Synovus Bank that provides trust services, is organized as a national trust bank and thus is subject to supervision and regulation by the Office of the Comptroller of the Currency.
In addition, as discussed in more detail below, Synovus Bank and any other of our subsidiaries that offer consumer financial products and services are subject to regulation and potential supervision by the CFPB. The CFPB also may examine our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection rules adopted by the CFPB.
Broadly, regulations applicable to Synovus Bank include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; the disclosure of the costs and terms of such credit; requirements to maintain reserves against deposits and loans; limitations on the types of investment that may be made by Synovus Bank; and requirements governing risk management practices. Synovus Bank is permitted under federal law to branch on a de novo basis across state lines where the laws of that state would permit a bank chartered by that state to open a de novo branch.
Transactions with Affiliates and Insiders
Synovus Bank is subject to restrictions on extensions of credit and certain other transactions between Synovus Bank and the Company or any nonbank affiliate. Generally, these covered transactions with either the Company or any affiliate are limited to 10% of Synovus Bank’s capital and surplus, and all such transactions between Synovus Bank and the Company and all of its nonbank affiliates combined are limited to 20% of Synovus Bank’s capital and surplus. Loans and other extensions of credit from Synovus Bank to the Company or any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between Synovus Bank and the Company or any affiliate are required to be on an arm’s length basis. Federal banking laws also place similar restrictions on certain extensions of credit by insured banks, such as Synovus Bank, to their directors, executive officers and principal shareholders.
Reserves
Federal Reserve rules require depository institutions, such as Synovus Bank, to maintain reserves against their transaction accounts, primarily NOW and regular checking accounts. For 2019, the first $16.3 million of covered balances are exempt from these reserve requirements, aggregate balances between $16.3 million and $124.2 million are subject to a 3% reserve requirement, and aggregate balances above $124.2 million are subject to a reserve requirement of $3,237,000 plus 10% of the amount over $124.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
FDIC Insurance Assessments and Depositor Preference
Synovus Bank’s deposits are insured by the FDIC’s DIF up to the limits under applicable law, which currently are set at $250,000 per depositor, per insured bank, for each account ownership category. Synovus Bank is subject to FDIC assessments for its deposit insurance. The FDIC calculates quarterly deposit insurance assessments based on an institution’s average total consolidated assets less its average tangible equity, and applies one of four risk categories determined by reference to its capital levels, supervisory ratings, and certain other factors. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. On September 30, 2018, the FDIC announced that the designated reserve ratio of the DIF reached 1.36%, exceeding the required 1.35%, two years ahead of the deadline imposed by the Dodd-Frank Act, and therefore the FDIC has eliminated a surcharge on larger banks, such as Synovus Bank. In addition, in 2018 Synovus Bank was subject to quarterly assessments by the FDIC to pay interest on Financing Corporation bonds. For 2018, Synovus Bank's FDIC insurance expense totaled $22.3 million including its Financing Corporation assessments and the DIF surcharge that was in place until September 30, 2018.
Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency. In addition, the Federal Deposit Insurance Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution, including those of the parent bank holding company. See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits” of this Report for further information.
Standards for Safety and Soundness
The Federal Deposit Insurance Act requires the federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (1) internal controls; (2) information systems and audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate risk exposure; and (6) asset quality. The federal banking agencies have adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.
Anti-Money Laundering
The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 specifies “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. The USA PATRIOT Act, and its implementing regulations adopted by the FinCen, a bureau of the U.S. Department of the Treasury, requires financial institutions to establish anti-money laundering programs with minimum standards that include:
•the development of internal policies, procedures, and controls;
•the designation of a compliance officer;

•an ongoing employee training program; and
•an independent audit function to test the programs.
Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements. In addition, FinCEN issued rules that became effective on May 11, 2018, that require, subject to certain exclusions and exemptions, covered financial institutions to identify and verify the identity of beneficial owners of legal entity customers.
Economic Sanctions
The OFAC is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons List. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.
Concentrations in Lending
During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by CRE lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

•	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or

•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital.
The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. We have always had exposures to loans secured by CRE due to the nature of our markets and the loan needs of both retail and commercial customers. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance.
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
Community Reinvestment Act
Synovus Bank is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The Federal Reserve’s assessment of Synovus Bank’s CRA record is made available to the public. Further, a less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming or remaining a financial holding company. Following the enactment of the Gramm-Leach-Bliley Act (“GLB”), CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become or remain a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. On April 3, 2018, the Department of the Treasury published recommendations for amending the regulations implementing the CRA; on August 28, 2018, the OCC issued an advanced notice of proposed rulemaking seeking industry comment on how the CRA might be modernized. Synovus Bank has a rating of “Satisfactory” in its most recent CRA evaluation.

Privacy, Credit Reporting, and Data Security
The GLB generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators to prescribe standards for the security of consumer information. Synovus Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach. Under federal law, Synovus Bank must disclose its privacy policy to consumers, permit customers to opt out of having nonpublic customer information disclosed to third parties in certain circumstances, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections. Synovus Bank utilizes credit bureau data in underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act and Regulation V on a uniform, nationwide basis, including credit reporting, prescreening, and sharing of information between affiliates and the use of credit data. The Fair and Accurate Credit Transactions Act, which amended the Fair Credit Reporting Act, permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of that Act. We are also required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.
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
Consumer Regulation
Activities of Synovus Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:

•	limit the interest and other charges collected or contracted for by Synovus Bank, including rules respecting the terms of credit cards and of debit card overdrafts;

•	govern Synovus Bank’s disclosures of credit terms to consumer borrowers;

•	require Synovus Bank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the community it serves;

•	prohibit Synovus Bank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;

•	govern the manner in which Synovus Bank may collect consumer debts; and

•	prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.
Mortgage Regulation
The CFPB adopted a rule that implements the ability-to-repay and qualified mortgage provisions of the Dodd-Frank Act (the “ATR/QM rule”), which requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The ATR/QM rule defines a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43%. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). In addition, the securitizer of asset-backed securities must retain not less than 5% of the credit risk of the assets collateralizing the asset-backed securities, unless subject to an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.”
The CFPB has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) as well as integrated mortgage disclosure rules. In addition, the CFPB has issued rules that require servicers to comply with new standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers; providing delinquent borrowers access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages (ARMs), periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts.
Non-Discrimination Policies
Synovus Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act (the “FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice (the “DOJ”), and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending that provides guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has increased its efforts to prosecute what it regards as violations of the ECOA and FHA.
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
In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as Synovus, that file electronically with the SEC. The address of that website is www.sec.gov.
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

Strategic Risk

Competition in the financial services industry may adversely affect our future earnings and growth.

We operate in a highly competitive environment and our profitability and our future growth depends on our ability to compete successfully. We face pricing competition for loans and deposits and, in order for us to compete for borrowers and depositors, we may be required to offer loans and deposits on terms less favorable to us, including lower rates on our loans and higher rates on our deposits. We also compete for customers based on such factors as convenience, product lines, accessibility of service and service capabilities. Certain of our competitors are larger and have more resources than we do, enabling them to be more aggressive than us in competing for loans and deposits and investing in new products, technology and services. In addition, the ability of non-bank competitors to provide services previously limited to commercial banks has intensified the competition we face. These non-bank competitors are not subject to the same extensive regulations that govern us and, therefore, may be able to operate with greater flexibility and lower cost structures. This significant competition in making loans and attracting and retaining deposits as well as in providing other financial services may impact our future earnings and growth.

Furthermore, the financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Technology has lowered barriers to entry and made it possible for non-banks and smaller banks to offer products and services traditionally provided by larger banks. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services than we do, as well as better pricing for those products and services.

We may not realize the expected benefits from our efficiency and growth initiatives, which could negatively impact our future profitability.

In the current competitive banking environment, operating costs must reduce or grow much slower than overall revenue growth. In addition, we must continue to implement strategies to grow our loan portfolio and increase non-interest income in order to realize continued earnings growth and to remain competitive with the other banks in the markets we serve. We are continuously implementing strategic efficiency and growth initiatives for expense reduction, increased efficiencies and long-term growth. While we have realized cost-savings and growth as a result of these initiatives, there is no guarantee that these initiatives will be successful in controlling expenses and growing revenues in the future. In addition, while expense control continues to be a major focus for us, management also expects to continue to make strategic investments in technology and talent that are expected to improve our customer experience and support future growth which will require an increase in our expenditures. There can be no assurance that we will ultimately realize the anticipated benefits of our expense reduction and growth strategies, which may impair our earnings growth.

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

Our ability to realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to successfully integrate the acquired businesses. The integration and combination of the acquired businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating their business practices and operations with ours. The integration process may disrupt our business and the business of FCB and, if implemented ineffectively, could limit the full realization of the anticipated benefits of the acquisition. The failure to meet the challenges involved in integrating the acquired businesses and to realize the anticipated benefits of the Merger could cause an interruption of, or a loss of momentum in, our business activities or those of FCB and could adversely impact our business, financial condition and results of operations. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, loss of customers and diversion of our management’s and employees’ attention. The challenges of combining the operations of the companies include, among others:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in attracting and retaining key personnel, including personnel that are considered key to the future success of FCB’s businesses;

•	challenges related to FCB's credit quality and credit risk; and

•	challenges in keeping key business relationships in place.

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

The implementation of other new lines of business or new products and services may subject us to additional risk.

We continuously evaluate our service offerings and may implement new lines of business or offer new products and services within existing lines of business in the future. There are substantial risks and uncertainties associated with these efforts.  In developing and marketing new lines of business and/or new products and services, we undergo a new product process to assess the risks of the initiative, and invest significant time and resources to build internal controls, policies and procedures to mitigate those risks, including hiring experienced management to oversee the implementation of the initiative.  Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

We may pursue attractive bank and non-bank acquisition opportunities as they arise. However, even if we identify attractive acquisition opportunities, we may not be able to complete such acquisitions on favorable terms or realize the anticipated benefits from such acquisitions.

While we continue to focus on organic growth opportunities and the integration of FCB, we anticipate continuing to evaluate both bank and non-bank acquisition opportunities that arise in our core markets and beyond. The number of financial institutions headquartered in Georgia, Florida, the Southeastern United States, and across the country continues to decline through merger and other activity. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition, as the number of appropriate merger targets decreases, could increase prices for potential acquisitions which could reduce our potential returns, and reduce the attractiveness of these opportunities to us. As a result, we may be unable to identify additional bank and non-bank acquisition opportunities that meet our acquisition criteria. Furthermore, even if we do identify such acquisition opportunities, we may be unable to complete such acquisitions on favorable terms, if at all, or realize the anticipated benefits from such acquisitions. In addition, any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

Also, acquisitions are subject to various regulatory approvals, including the approval of the FRB and the GA DBF. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance, including with respect to AML obligations, consumer protection laws and CRA obligations and levels of goodwill and intangibles when considering acquisition and expansion proposals. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals would be granted, if at all.

Operational Risk

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

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success will depend, in part, on our ability to keep pace with these technological changes and to use technology to satisfy and grow customer demand for our products and services and to create additional efficiencies in our operations. We expect that we will need to make substantial investments in our technology and information systems to compete effectively and to stay current with technological changes. Some of our competitors have substantially greater resources to invest in technological improvements and will be able to invest more heavily in developing and adopting new technologies, which may put us at a competitive disadvantage. Furthermore, companies may increasingly utilize artificial intelligence to deliver banking products and services, which could become more competitive and efficient than traditional products and services. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations may be adversely affected.

We may not be able to successfully implement current or future information technology system enhancements and operational initiatives, which could adversely affect our business operations and profitability.

We continue to invest significant resources in information technology system enhancements and operational initiatives in order to provide functionality and security at an appropriate level, to improve our operating efficiency and to streamline our customer experience. We may not be able to successfully implement and integrate such system enhancements and initiatives, which could adversely impact the ability to comply with a number of legal and regulatory requirements, which could result in sanctions from regulatory authorities. In addition, these projects could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations. Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations, could result in significant costs to remediate or replace the defective components and could impact our ability to compete. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expenses during and after implementation, and any such costs may continue for an extended period of time. As such, we cannot guarantee that the anticipated long-term benefits of these system enhancements and operational initiatives will be realized.

We may not be able to attract and retain key employees, which may adversely impact our ability to successfully execute our growth strategies.

Our financial success depends upon our ability to attract and retain highly motivated, well-qualified personnel that we rely on to execute on our strategy and initiatives, including our senior management team. We face significant competition in the recruitment of qualified employees from financial institutions and others. Moreover, as the banking industry transforms due to technological innovation, we must continually assess and manage how our talent needs change over time. In addition, our future growth and the continued diversification of our loan portfolio depends, in part, on our ability to attract and retain the right mix of well-qualified employees. If we are unable to attract and retain qualified employees, our ability to execute our business strategies may suffer and we may be required to substantially increase our overall compensation or benefits to attract and retain such employees. Furthermore, we generally do not have employment agreements in place with our management team and key team members and cannot guarantee that our management team and other key team members will remain with us. The unexpected loss of services of one or more of our key personnel, especially members of our senior management team, could have a material adverse impact on the business because we would lose their skills, knowledge of the market, years of industry experience and may have difficulty promptly finding qualified replacement personnel.

In 2016 federal agencies proposed regulations which might significantly change the regulation of incentive compensation programs at financial institutions. The proposal would create four tiers of institutions based on asset size. Institutions in the top two tiers (over $50 billion in assets) would be subject to rules much more detailed and proscriptive than are currently in effect. While our total assets are currently below $50 billion, they could exceed this amount in future periods. As of December 31, 2018, these rules have not been implemented nor withdrawn. These regulations may significantly restrict the amount, form, and context in which we pay incentive compensation and may put us at a competitive disadvantage compared to non-financial institutions in terms of attracting and retaining key employees.

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

As a large financial institution, we are under continuous threat of loss due to the velocity and sophistication of cyber-attacks. This risk continues to increase and attack methods continue to evolve in sophistication, velocity, and frequency and can occur from a variety of sources, such as foreign governments, hacktivists, or other well-financed entities, and may originate from less regulated and remote areas of the world. We continually review the security of our IT systems and make the necessary investments to improve the resiliency of our systems and their security from attack. Nonetheless, there remains the risk that we may be materially harmed by a cyber-attack or information security breach. Further, there is no guarantee that our response to any cyber-attack or system interruption, breach or failure will be effective to mitigate and remediate the issues resulting from such an event, including the costs, reputational harm and litigation challenges that we may face as result.

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

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.

Our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining and providing growth opportunities for employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers, caring about our customers and team members and investing in our information technology and other systems. If our reputation is negatively affected by the actions of our employees or otherwise, including as a result of operational errors, clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems or a successful cyberattack against us or other unauthorized release or loss of customer information, our reputation, business and our operating results may be materially adversely affected.

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

Our customers regularly use Synovus-issued credit and debit cards to pay for transactions with retailers and other businesses. There is the risk of data security breaches at these retailers and other businesses that could result in the misappropriation of our customers’ credit and debit card information. When our customers use Synovus-issued cards to make purchases from those businesses, card account information is provided to the business. If the business’s systems that process or store card account information are subject to a data security breach, holders of our cards who have made purchases from that business may experience fraud on their card accounts. While we expect that the transition to EMV-enabled credit and debit cards will reduce the likelihood of fraudulent transactions and the associated costs, we may nonetheless suffer losses associated with reimbursing our customers for fraudulent transactions on customers’ card accounts, as well as for other costs related to data security compromise events, such as replacing cards associated with compromised card accounts. In addition, we provide card transaction processing services to some merchant customers under agreements we have with payment networks such as Visa and MasterCard. Under these agreements, we may be responsible for certain losses and penalties if one of our merchant customers suffers a data security breach.

In the last several years, a number of large retailers suffered substantial data security breaches compromising millions of credit and debit card accounts. To date, our losses and costs related to these breaches have not been material, but other similar events in the future could be more significant to us.

Our independent sales organization relationships are complex and may expose us to losses.

We maintain relationships with a number of ISOs, which are organizations that are not Visa or MasterCard member banks, but which are associated with us as a member bank. These ISOs generally act as intermediaries for third party companies that want to develop the capacity to accept payment cards, and ISO activities include, among other things, acquiring and issuing functions, soliciting merchants and other customers, soliciting cardholders, underwriting and monitoring, arranging for terminal leases or purchases, account and transaction processing, and customer service. Our ISO relationships include (but are not limited to) our relationships with MPS where we process credit and debit card transactions on behalf of various merchants.

Because our ISO program entails a host of complex business relationships with third parties, we face risks related to our oversight and supervision of the program, as well as to the reputation and financial viability of the ISOs with which we do business. Our oversight and supervision responsibilities include, but are not limited to, monitoring of the ISO program and relationships, compliance, portfolio awareness, reputational monitoring, and risk monitoring. Any failure by us to appropriately oversee and supervise our ISO program could damage our reputation, result in regulatory or compliance issues, result in third party litigation, and cause financial losses to us. Further, our ISO program is highly dependent upon the activities and financial viability of our ISO counter-parties, and any negative developments at the ISOs - reputational, compliance-related, financial, or otherwise - may present financial losses and other risk to us.

The costs and effects of litigation, investigations or similar matters involving us or other financial institutions or counterparties, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.

We may be involved from time to time in a variety of litigation, investigations, inquiries or similar matters arising out of our business, including those described in “Part I - Item 3. Legal Proceedings” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 15 - Commitments and Contingencies" of this Report. We manage those risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty. We establish reserves for legal claims when payments associated with the claims become probable and the losses can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. For those legal matters where the amounts associated with the claims are not probable and the costs cannot be reasonably estimated, Synovus estimates a range of reasonably possible losses. As of December 31, 2018, Synovus' management currently estimates the aggregate range of reasonably possible losses resulting from our outstanding litigation, including, without limitation, the matters described in this Report, is from zero to $5 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to us, and the actual losses could prove to be higher. As there are further developments in these legal matters, we will reassess these matters and the estimated range of reasonably possible losses may change as a result of this assessment. In addition, in the future, we may need to record additional litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management's attention and other resources away from our business.

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

Credit and Liquidity Risk

Our allowance for loan losses may not cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.

We derive the most significant portion of our revenues from our lending activities. When we lend money, commit to lend money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. We estimate and maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses, representing management's best estimate of probable credit losses that have been incurred within the existing portfolio of loans, as described under "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Loan Losses." The allowance, in the judgment of management, is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, changes in assumptions regarding a borrower's ability to pay, changes in collateral values, risk ratings, and other factors, both within and outside of our control, may cause the allowance for loan losses to become inadequate and require an increase in the provision for loan losses. In addition, the FASB has adopted new accounting standards for the recognition and measurement of credit losses for loans and certain other instruments. The new standards will be effective beginning January 1, 2020. While we are still evaluating the impact of these new accounting standards, we expect that the allowance for loan losses will be higher under the new standard and as such, could have an impact on our results of operations. For a discussion of changes in these accounting standards and regulatory capital implications, see “Part 1 - Item 1. Business - Supervision, Regulation, and Other Factors - Capital Requirements.”

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

If interest rates were to increase it could have a negative impact on our business by reducing the amount of money our customers borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, if interest rates were to increase, in order to compete for deposits in our primary market areas, we may have to offer more attractive interest rates to depositors, or pursue other sources of liquidity, such as wholesale funds. If interest rates were to decrease, our yield on our variable rate loans and on our new loans would decrease, reducing our net interest income. In addition, lower interest rates may reduce our realized yields on investment securities which would reduce our net interest income and cause downward pressure on net interest margin in future periods. A significant reduction in our net interest income could have a material adverse impact on our capital, financial condition and results of operations.

We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates and actively manage these risks through hedging and other risk mitigation strategies. However, if our assumptions are wrong or overall economic conditions are significantly different than anticipated, our risk mitigation techniques may be ineffective or costly.

Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results.

We may be unable to access historical and alternative sources of liquidity, including the capital markets, brokered deposits, and borrowings from the FHLB, which could adversely affect our overall liquidity. Liquidity represents the extent to which we have readily available sources of funding to meet the needs of our depositors, borrowers and creditors, to support asset growth, and to otherwise sustain our operations and the operations of our subsidiary bank. In managing our consolidated balance sheet, we depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Sources of funding available to us, and upon which we rely as regular components of our liquidity and funding management strategy, include borrowings from the FHLB and brokered deposits. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" of this Report for further information. We also have historically enjoyed a solid reputation in the capital markets and have been able to raise funds in the form of either short- or long-term borrowings or equity or debt issuances. If, due to market disruptions, perceptions about our credit ratings or other factors, we are unable to access the capital markets in the future, our capital resources and liquidity may be adversely affected.

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

In addition to bank level liquidity management, we must manage liquidity at the Parent Company for various needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our common stock and preferred stock and share repurchases. The primary source of liquidity for us consists of dividends from Synovus Bank which are governed by certain rules and regulations of our supervising agencies. During 2016, Synovus Bank made upstream cash dividends to the Parent Company totaling $325.0 million. During 2017, Synovus Bank and non-bank subsidiaries made cash distributions to the Parent Company totaling $451.0 million including cash dividends of $283.2 million. During 2018, Synovus Bank and non-bank subsidiaries made upstream cash distributions to the Parent Company totaling $260.0 million including cash dividends of 250.0 million. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, GA DBF rules and related statutes contain additional restrictions on payments of dividends by Synovus Bank. In particular, the Georgia Financial Institutions Code contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings and under other circumstances without the approval of the GA DBF. As a result of these restrictions, Synovus Bank may be required to seek approval from the GA DBF to pay dividends. See “Part I - Item 1A. Risk Factors - We may not be able to generate sufficient cash to service all of our debt and repay maturing debt obligations” and "Part 1 - Item 1. Business - Supervision, Regulation, and Other Factors - Dividends" of this Report for further information. Synovus expects that it will receive additional dividends from Synovus Bank in 2019. If Synovus does not receive additional dividends from Synovus Bank in 2019 at the levels anticipated, its liquidity could be adversely affected and it may not be able to continue to execute its current capital plan to return capital to its shareholders. In addition to dividends from Synovus Bank, we have historically had access to a number of alternative sources of liquidity, including the capital markets, but there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. If our access to these traditional and alternative sources of liquidity is diminished or only available on unfavorable terms, then our overall liquidity and financial condition will be adversely affected.

Changes in our asset quality could adversely affect our results of operations and financial condition.

Asset quality measures the performance of a borrower in repaying a loan, with interest, on time. While we believe we have benefited from relatively stable asset quality, there are elements of our loan portfolio that inherently present greater credit risk. While we believe that we manage asset quality through prudent underwriting practices and collection operations, it is possible that our asset quality could deteriorate, depending upon economic conditions and other factors.

If Synovus Bank is unable to grow its deposits, it may be subject to paying higher funding costs.

The total amount that we pay for funding costs is dependent, in part, on Synovus Bank’s ability to grow its deposits. If Synovus Bank is unable to sufficiently grow its deposits at competitive rates to meet liquidity needs, it may be subject to paying higher funding costs to meet these liquidity needs. Synovus Bank competes with banks and other financial services companies for deposits. If competitors raise the rates they pay on deposits, Synovus Bank’s funding costs may increase, either because Synovus Bank raises rates to avoid losing deposits or because Synovus Bank loses deposits and must rely on more expensive sources of funding. Higher funding costs reduce our net interest margin and net interest income. Synovus Bank’s customers could withdraw their deposits in favor of alternative investments, causing Synovus Bank to lose a lower cost source of funding. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff.

We could realize losses if we determine to sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets.

Distressed asset sales have been a component of our strategy to further strengthen the balance sheet, improve asset quality, and enhance earnings. We could realize future losses if the proceeds we receive upon dispositions of non-performing assets are lower than the recorded carrying value of such assets, which could adversely affect our results of operations in future periods. Accordingly, we could realize an increased level of credit costs in any period during which we determine to dispose of an increased level of distressed assets. Further, although market conditions have improved significantly over the past decade, if market conditions experience another downturn, this could negatively impact our ability to dispose of distressed assets, and may result in higher credit losses on sales of distressed assets.

We may not be able to generate sufficient cash to service all of our debt and repay maturing debt obligations.

As of December 31, 2018, we and our consolidated subsidiaries had $1.66 billion of long-term debt outstanding. Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our debt, to refinance our debt or to fund capital expenditures will depend on our future financial and operating performance and our ability to maintain adequate liquidity. Prevailing economic conditions (including interest rates), and regulatory constraints, including, among other things, on distributions to us from our subsidiaries and required capital levels with respect to our subsidiary bank and financial subsidiaries, business and other factors, many of which are beyond our control, may also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on maturity, and we may not be able to refinance any of our debt when needed on commercially reasonable terms or at all. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay investments in our business, sell assets, seek to obtain additional equity or debt financing or restructure our debt on terms that may not be favorable to us.

We may be unable to pay dividends on our common stock and Series D Preferred Stock.

Holders of our common stock and Series D Preferred Stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically paid a quarterly cash dividend to the holders of our common stock and Series D Preferred Stock, we are not legally required to do so. Further, the Federal Reserve could decide at any time that paying any dividends on our common stock or preferred stock could be an unsafe or unsound banking practice. The reduction or elimination of dividends paid on our common stock or preferred stock could adversely affect the market price of our common stock or preferred stock, as applicable. In addition, if we fail to pay dividends on our Series D Preferred Stock for six quarters, whether or not consecutive, the holders of the Series D Preferred Stock shall be entitled to certain rights to elect two directors to our Board of Directors.

For a discussion of current regulatory limits on our ability to pay dividends, see "Part 1 - Item 1. Business - Supervision, Regulation, and Other Factors - Dividends" and “Part I - Item 1A - Risk Factors - We may become subject to supervisory actions and enhanced regulation that could have a material adverse effect on our business, reputation, operating flexibility, financial condition and the value of our common stock and preferred stock” in this Report for further information.

Compliance and Regulatory Risk

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our business, financial condition or results of operations.

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors. We and Synovus Bank are subject to regulation and supervision by the Federal Reserve, the GA DBF, and the CFPB. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves Synovus Bank must hold against deposits it takes, the types of deposits Synovus Bank may accept and the rates it may pay on such deposits, maintenance of adequate capital and liquidity, changes in the control of the company and Synovus Bank, restrictions on dividends and establishment of new offices by Synovus Bank. We must obtain approval from our regulators before engaging in certain activities, and there can be no assurance that any regulatory approvals we may require will be obtained, either in a timely manner or at all. Our regulators also have the ability to compel us to, or restrict us from, taking certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition or results of operations.

We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations. See “Part I - Item 1. Business - Supervision, Regulation and Other Factors” of this Report for further information. These changes may result in increased costs of doing business, decreased revenues and net income, may reduce our ability to effectively compete to attract and retain customers, or make it less attractive for us to continue providing certain products and services. Any future changes in federal and state law and regulations, as well as the interpretations and implementations of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above, impact the regulatory structure under which we operate, significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and modify our business strategy, limit our ability to pursue business opportunities in an efficient manner, or other ways that could have a material adverse effect on our business, financial condition or results of operations.

The current presidential administration has also introduced further uncertainty into future implementation and enforcement of the Dodd-Frank Act and other regulatory requirements applicable to the banking sector. In addition, various proposals for regulatory simplification or relief were approved by Congress and signed into law by the President of the United States in 2018. See “Part I - Item 1. Business - Supervision, Regulation and Other Factors” of this Report for further information. While these developments have contributed to increased market valuations of some companies in the banking and financial services industry, there is no assurance that any regulatory changes will be implemented, that benefits to our future financial performance will continue to be realized or that any such regulatory changes will not be reversed by future administrations.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.

The Federal Reserve Board regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. They can also materially decrease the value of financial assets we hold. Federal Reserve policies may also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans, or could adversely create asset bubbles which result from prolonged periods of accommodative policy. This, in turn, may result in volatile markets and rapidly declining collateral values. The monetary policies of the Federal Reserve and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national and international economies and in the money markets, as well as the result of actions by monetary and fiscal authorities, all of which are beyond our control, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand, or the business and results of operations of Synovus and Synovus Bank, or whether changing economic conditions will have a positive or negative effect on operations and earnings. Also, potential new taxes on corporations generally, or on financial institutions specifically, could adversely affect our net income.

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

If we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and Series D Preferred Stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, discontinue our share repurchase program, dispose of certain assets and liabilities within a prescribed period of time, or all of the above. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our common stock. See "Part 1 - Item 1. Business - Supervision, Regulation, and Other Factors" in this Report for further information.

We may be required to undertake additional strategic initiatives to improve our capital position due to changes in economic conditions or changes in regulatory capital rules.

We and Synovus Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the Federal Reserve may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Moreover, federal bank regulators have issued a series of guidance and rulemakings applicable to large banks. While many of these do not currently apply to us due to our asset size, these issuances could impact industry capital standards and practices in many potentially unforeseeable ways. See “Part 1 - Item 1. Business - Supervision, Regulation, and

Other Factors-Capital Requirements” in this Report for further information on regulatory capital requirements. At January 1, 2018, the buffer was increased to 1.875%. In addition, we repurchased $175 million of capital stock under our previously announced share repurchase program. As a result and as of December 31, 2018, our CET1 ratio was 9.92% on a fully phased-in basis, which is in excess of the minimum common equity and additional conservation buffer stipulated by the Revised Rules. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.

We continue to actively monitor economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements, and engage in regular discussions with our regulators regarding capital at both Synovus and Synovus Bank. As part of our ongoing management of capital, we will continue to identify, consider, and pursue additional strategic initiatives to bolster our capital position as deemed necessary, including strategies that may be required to meet regulatory capital requirements, and will continue to evaluate our share repurchase program and increased dividends. The need to maintain more capital and greater liquidity than has been required historically could limit our business activities, including lending, and our ability to expand, either organically or through future acquisitions. It could also result in our taking steps to increase our capital that may be dilutive to shareholders or limit our ability to pay dividends or otherwise return capital to shareholders.

Market and Other Risk

Any future economic downturn could have a material adverse effect on our capital, financial condition, results of operations, and future growth.

Management continually monitors market conditions and economic factors throughout our footprint. If conditions were to worsen nationally, regionally or locally, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for loan losses. Furthermore, the demand for loans and our other products and services could decline. An increase in our non-performing assets and related increases in our provision for loan losses, coupled with a potential decrease in the demand for loans and our other products and services, could negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations and future growth. Our customers may also be adversely impacted by changes in regulatory, trade (including tariffs) and tax policies and laws, all of which could reduce demand for loans and adversely impact our borrowers’ ability to repay our loans. In addition, international economic uncertainty could also impact the U.S. financial markets by potentially suppressing stock prices, including ours, and adding to overall market volatility, which could adversely affect our business.

Interest rates on our outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses, and the value of those financial instruments.

LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. U.S. regulatory authorities have voiced similar support for phasing out LIBOR. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the trading market and value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates.

A significant portion of our variable rate loans are tied to LIBOR. While many of these loans contain “fallback” provisions providing for alternative rate calculations in the event LIBOR is unavailable, not all of our loans contain these “fallback” provisions and existing “fallback” provisions may not adequately address the actual changes to LIBOR or successor rates. We may not be able to successfully amend these loans to provide for alternative rate calculations and such amendments could prove costly. Even with “fallback” provisions, changes to or the discontinuance of LIBOR could result in customer uncertainty and disputes around how variable rates should be calculated. All of this could result in damage to our reputation, loss of customers and additional costs to us, all of which could be material.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of other banks’ difficulties or failure, which would increase the capital we need to support our growth.

The recent Federal Tax Reform and future tax reform may impact our customers' future demand for credit and our future results.

While we expect Federal Tax Reform to have a positive impact on our business, that impact remains somewhat uncertain.  Some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. Furthermore, the elimination of the federal income tax deductibility of business interest expenses for a significant number of customers effectively increases the cost of borrowing and could make equity or hybrid funding relatively more attractive. Furthermore, our ability to deduct FDIC premiums is restricted under Federal Tax Reform, and if later we exceed $50 billion in asset size, we will not be able to deduct FDIC premiums at all, thereby effectively increasing our costs. Moreover, tax exempt borrowing may be less attractive in the future due to the decrease in tax rates generally. This could have long-term negative impact on business customer borrowing. The differing effects of Federal Tax Reform for taxable corporations as compared to pass through entities owned by individuals also creates the potential for differing economic strategies by our customers that are presently uncertain and may continue to be for some time.

We experienced an increase in our after-tax net income available in 2018 as a result of the decrease in our effective tax rate and expect Federal Tax Reform to continue to positively impact our after-tax net income in future years. However, some or all of this benefit could be lost to the extent that our competitors elect to lower interest rates and fees and we are forced to respond in order to remain competitive. Furthermore, we incurred a significant one-time, non-cash provisional charge resulting from the remeasurement of our deferred tax assets in the fourth quarter of 2017. The estimated impact of Federal Tax Reform is based on management's current knowledge and assumptions, but there is no assurance that the presently anticipated benefits of Federal Tax Reform on us will be realized or that we will not incur further charges with respect to the revaluation of our deferred tax assets.

Our current tax position, including the realization of our net deferred tax assets in the future, could be subject to potential legislative, administrative or judicial changes or interpretations, which could adversely affect our operating results.

The lower federal corporate income tax rate resulting from Federal Tax Reform caused us to revalue our deferred tax assets, resulting in a reduction of our deferred tax asset balance and a corresponding one-time, non-cash income tax charge of $47.2 million in the fourth quarter of 2017. We may be required to further remeasure our deferred tax assets in the future in response to future enactment of State Tax Reform, which could result in additional increases to income tax expense. Because Synovus had $141.1 million in net deferred tax assets as of December 31, 2018, $65.8 million of which is disallowed when calculating regulatory capital, a further reduction in our deferred tax asset balance and a corresponding increase in our income tax expense could have a material impact on our results of operations.

Further tax reform could materially impact our tax obligations and operating results in a number of other ways. In addition, in the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of Federal Tax Reform, we will use what we believe are reasonable interpretations and assumptions in applying Federal Tax Reform, but it is possible that the IRS could issue subsequent guidance or take positions that differ from our prior interpretations and assumptions, which could have a material adverse effect on our results of operations and financial condition. In addition, local or state authorities may interpret tax laws, including Federal Tax Reform, and regulations differently than us or may reform their own tax laws and regulations, resulting in differences in the treatment of revenues, deductions or credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have a material adverse effect on our financial results.  See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Tax Expense" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 17 - Income Taxes" in this Report for further information.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE.
ITEM 2. PROPERTIES
We and our subsidiaries own or lease all of the real property and/or buildings in which we operate our business. We believe that our properties are suitable for the purposes of our operations.
As of December 31, 2018, we and our subsidiaries owned 198 facilities encompassing 1,864,872 square feet and leased from third parties 95 facilities encompassing 974,600 square feet. The owned and leased facilities are primarily comprised of office space from which we conduct our business in our headquarters in Columbus, Georgia and throughout our footprint. The following table provides additional information with respect to our leased facilities:

Table 2 - Properties
Square Footage	Number of Locations	Average Square Footage
Under 3,000	18	1,489
3,000 – 9,999	59	4,811
10,000 – 18,999	6	13,709
19,000 – 30,000	6	24,269
Over 30,000	6	72,682

See "Part II - Item 8. Financial Statements and Supplementary Data - Note 5 - Premises and Equipment" of this Report for further information.
ITEM 3. LEGAL PROCEEDINGS
Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, tax matters, inquiries and investigations. Synovus, like many other financial institutions, has been the target of numerous legal actions and other proceedings asserting claims for damages and related relief for losses. These actions include claims and counterclaims asserted by individuals related to loans and allegations of violations of state and federal laws and regulations relating to banking practices, including putative class action matters, and also claims asserted by shareholders or purported shareholders against Synovus, members of Synovus' Board of Directors, and members of Synovus' management team. In addition to actual damages if Synovus does not prevail in asserted legal actions, credit-related litigation could result in additional write-downs or charge-offs of loans, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off were to occur.
In addition, on February 15, 2019, a shareholder derivative action, LeMay v. Synovus Financial Corp., Civil Action No. 19-A-01389-9, was filed in the Superior Court of Gwinnett County, Georgia against the Company and certain of its directors and officers alleging breach of fiduciary duties, unjust enrichment, gross mismanagement, corporate waste, disgorgement of compensation, injunctive relief, attorney’s fees and expenses, and punitive damages.  Synovus believes that the allegations are without merit and intends to defend against this matter vigorously.
Based on our current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations for any particular period. For additional information, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 15 - Commitments and Contingencies" of this Report, which Note is incorporated in this Item 3 by this reference.
ITEM 4. MINE SAFETY DISCLOSURES
NOT APPLICABLE.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
Shares of our common stock are traded on the NYSE under the symbol “SNV.”
As of February 26, 2019, there were 159,145,739 shares of Synovus common stock issued and outstanding and 12,376 shareholders of record of Synovus common stock, some of which are holders in nominee name for the benefit of a number of different shareholders.
Stock Performance Graph
The following graph compares the yearly percentage change in cumulative shareholder return on Synovus stock with the cumulative total return of the Standard & Poor's 500 Index and the KBW Regional Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2013 and reinvestment of all dividends).

Table 3 - Stock Performance
	2013	2014	2015	2016	2017	2018
Synovus	$100	$108.60	$131.65	$169.46	$200.47	$136.83
Standard & Poor's 500 Index	100	111.39	110.58	121.13	144.65	135.63
KBW Regional Bank Index	100	100.20	103.67	140.65	140.22	113.06

Issuer Purchases of Equity Securities
On January 23, 2018, Synovus announced a $150 million share repurchase program to be executed during 2018, and on December 3, 2018, Synovus announced an additional $25 million share repurchase program to be executed during December 2018. The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2018, all of which were made under the share repurchase programs announced in January and December 2018.

Table 4 - Share Repurchases
(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 2018	345	$44.19	345	$—
November 2018	—	—	—	—
December 2018	711	35.16	711	—
Total	1,056	$38.11	1,056	—

(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

The foregoing repurchases during the fourth quarter of 2018 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
Following the December 31, 2018 completion and expiration of both the $150 million share repurchase program and the additional $25 million share repurchase program, the Board of Directors authorized a new share repurchase program of up to $400 million, of which $300-$325 million is currently expected to be repurchased during 2019. This new program was announced on January 15, 2019.

ITEM 6. SELECTED FINANCIAL DATA

Table 5 - Selected Financial Data
	As Of and For The Years Ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Income Statement
Total revenues	$1,428,506	$1,368,636	$1,172,374	$1,095,238	$1,081,388
Net interest income	1,148,413	1,023,309	899,180	827,318	819,284
Provision for loan losses	51,697	67,185	28,000	19,010	33,831
Non-interest income	280,093	345,327	273,194	267,920	262,104
Non-interest expense	829,455	821,313	755,923	717,655	744,998
Net income	428,476	275,474	246,784	226,082	195,249
Preferred stock dividends and redemption charge	17,998	10,238	10,238	10,238	10,238
Net income available to common shareholders	410,478	265,236	236,546	215,844	185,011
Per share data
Net income per common share, basic	3.49	2.19	1.90	1.63	1.34
Net income per common share, diluted	3.47	2.17	1.89	1.62	1.33
Cash dividends declared per common share	1.00	0.60	0.48	0.42	0.31
Book value per common share	25.36	23.85	22.92	22.19	21.42
Balance Sheet
Investment securities available for sale	3,991,632	3,987,069	3,718,195	3,587,818	3,041,406
Loans, net of deferred fees and costs	25,946,573	24,787,464	23,856,391	22,429,565	21,097,699
Total assets	32,669,192	31,221,837	30,104,002	28,792,653	27,050,237
Deposits	26,720,322	26,147,900	24,648,060	23,242,661	21,531,700
Long-term debt	1,657,157	1,606,138	2,160,881	2,136,893	1,949,324
Total shareholders’ equity	3,133,602	2,961,566	2,927,924	3,000,196	3,041,270
Performance ratios and other data
Return on average assets	1.35%	0.89%	0.84%	0.80%	0.74%
Return on average equity	14.29	9.27	8.40	7.49	6.45
Net interest margin	3.86	3.55	3.27	3.19	3.38
Dividend payout ratio(1)	28.84	27.60	25.38	25.93	23.13
Total shareholders' equity to total assets ratio	9.59	9.49	9.73	10.42	11.24
Tangible common equity to tangible assets ratio(2)	8.81	8.88	9.09	9.90	10.69
Weighted average common shares outstanding, basic	117,644	121,162	124,389	132,423	138,495
Weighted average common shares outstanding, diluted	118,378	122,012	125,078	133,201	139,154

(1)	Determined by dividing cash dividends declared per common share by diluted net income per share.

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
Overview of 2018 Financial Results
Net income available to common shareholders for 2018 was $410.5 million, or $3.47 per diluted common share, an increase of 54.8% and 59.5%, respectively, compared to $265.2 million, or $2.17 per diluted common share for 2017. Results for 2018 were generally in line with our 2018 guidance and on track to achieve our long-term targets for EPS growth, ROA, ROTCE, and tangible efficiency ratio that were announced in January 2019.
For 2018:

▪	EPS grew 59.5%; Adjusted EPS grew 43.8%(1) / (long-term target CAGR 10%+)

▪	ROA improved to 1.35%; Adjusted ROA improved to 1.41%(1) / (long-term target >1.45%)

▪	ROE improved to 14.55%; ROTCE improved to 14.94%(1); Adjusted ROTCE improved to 15.66%(1) /(long-term target >17%)

▪	Efficiency ratio improved to 57.99%; Adjusted tangible efficiency ratio improved to 56.33%(1) / (long-term target adjusted tangible efficiency ratio <50%)
Total revenues for 2018 were $1.43 billion, up 4.4%, compared to 2017. Adjusted total revenues(1), which exclude the Cabela's Transaction Fee and other items, were $1.44 billion, up 10.6%, compared to 2017.
Net interest income for 2018 was $1.15 billion, up $125.1 million, or 12.2%, from 2017. During 2018, average earning assets increased $966.3 million, or 3.3%, primarily as a result of an increase in net loans of $807.4 million, or 3.3%, and an increase of $224.0 million, or 5.8%, in investment securities balances. The net interest margin was 3.86% for 2018, an increase of 31 basis points from 2017. The yield on earning assets increased 48 basis points to 4.51% driven by a 51 basis points increase in loan yields and a 23 basis points increase in taxable investment securities yields. The increase in loan yields was primarily driven by federal funds rate increases. The increase in taxable investment securities yields was primarily due to higher reinvestment rates. Offsetting these favorable impacts to net interest margin was an increase of $56.7 million, or 40.7%, of interest-bearing liabilities and an increase in cost of funds of 19 basis points to 0.69% (the cost of funds includes non-interest-bearing demand deposits).
Non-interest income for the year ended December 31, 2018 was $280.1 million, down $65.2 million, or 18.9%, compared to the year ended December 31, 2017. The decrease was driven by the $75 million Cabela's Transaction Fee recorded in 2017. Adjusted non-interest income(1), which excludes the Cabela's Transaction Fee and other items, was up $12.4 million, or 4.5%, compared to 2017. The growth in 2018 was driven primarily by an increase of $12.2 million, or 14.5%, in combined fiduciary and asset management fees, brokerage, and insurance revenues.
Non-interest expense for the year ended December 31, 2018 was $829.5 million, an increase of $8.1 million, or 1.0%, compared to the year ended December 31, 2017. Adjusted non-interest expense(1) for 2018 increased $31.1 million, or 4.0%, compared to 2017, driven primarily by an increase of $20.1 million, or 4.6%, in salaries and other personnel expense, and an increase of $10.5 million, or 8.8%, in net occupancy and equipment expense.
Income tax expense was $118.9 million for the year ended December 31, 2018, a decrease of $85.8 million, or 41.9%, compared to the year ended December 31, 2017, representing an effective tax rate of 21.7% for 2018 and 42.6% for 2017. The lower effective tax rate for 2018 was primarily due to a reduction in the federal corporate statutory tax rate from 35% to 21% and non-recurring income tax expense of $47.2 million recorded in 2017 for the remeasurement of deferred tax assets and liabilities resulting from Federal Tax Reform.
Credit quality remained strong in 2018 with the non-performing asset ratio improving to 0.44%, a 9 basis points decline from a year ago. Loans 30 or more days past due were 0.22% and 0.21% at December 31, 2018 and 2017, respectively. Net charge-offs for 2018 were 20 basis points, down from 29 basis points during 2017. The allowance for loan losses at December 31, 2018 was $250.6 million, or 0.97% of total loans, compared to $249.3 million, or 1.01% of total loans, at December 31, 2017.
Total loans ended the year at $25.95 billion, a $1.16 billion or 4.7% increase from a year ago. Loan growth was driven by a $757.6 million, or 6.3%, increase in C&I loans and a $771.2 million, or 13.2%, increase in consumer loans, with our lending partnerships portfolio growing $429.8 million and consumer mortgages increasing by $300.7 million. This growth was partially offset by a decline in CRE loans of $370.8 million, or 5.3%. Total average loans increased by $808.8 million, or 3.3%, to $25.19 billion from $24.38 billion in 2017.
Total deposits were $26.72 billion at December 31, 2018, an increase of $572.4 million, or 2.2%, compared to year-end 2017. Total average deposits increased $969.7 million, or 3.8%, to $26.34 billion in 2018 from $25.37 billion in 2017. Average core deposits(1) were up $777.0 million, or 3.3%, from 2017 and average non-interest-bearing demand deposits as a percentage of total average deposits were 29.1% for 2018 compared to 29.0% for 2017.
On June 21, 2018, Synovus completed a public offering of $200 million of Series D Preferred Stock. The offering generated net proceeds of $195.1 million, which were largely used to fund the redemption of all of the outstanding shares of Series C Preferred Stock on August 1, 2018 for an aggregate redemption price of $130.0 million. Concurrent with the redemption of the Series C Preferred Stock, Synovus recognized a one-time, non-cash redemption charge of $4.0 million.
During 2018, Synovus repurchased $175.0 million, or 3.7 million shares, of common stock through open market transactions under its authorized share repurchase programs. Additionally, Synovus increased the quarterly common stock dividend by 67% to $0.25 per share effective with the quarterly dividend payable in April 2018.
More detail on Synovus' financial results for 2018 can be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.
2019 Capital Actions
During the fourth quarter of 2018, the Board of Directors authorized a new share repurchase program of up to $400 million, of which $300-$325 million is currently expected to be repurchased during 2019. Additionally, the Board of Directors approved a 20% increase in the quarterly common stock dividend to $0.30 per share, effective with the quarterly dividend payable in April 2019. On February 7, 2019, Synovus completed a public offering of $300.0 million aggregate principal amount of 5.900% fixed-to-fixed rate subordinated notes due in 2029. Proceeds from these notes are expected to be used primarily to repurchase common stock under the 2019 authorization.
FCB Acquisition
Effective January 1, 2019, Synovus completed its acquisition of all of the outstanding stock of FCB, a bank holding company based in Weston, Florida. The fair value of the consideration transferred totaled approximately $1.60 billion. Effective January 1, 2019, Florida Community Bank, National Association, FCB's wholly-owned banking subsidiary, merged into Synovus Bank. At the closing date, FCB had total loans of $9.42 billion, total deposits of $10.89 billion and operated 51 full service banking centers through its wholly-owned banking subsidiary, Florida Community Bank. The addition of FCB is expected to elevate Synovus' growth profile through a deepened presence in high-growth Florida markets.  Conversion of FCB operating systems and brand are expected to be completed during the second quarter of 2019.
2019 Outlook
For the full year 2019, compared to 2018 results on a combined basis for Synovus and FCB, we currently expect:

•	Loan growth of 5.5% to 7.5%

•	Deposit growth of 5.5% to 7.5%

•	Revenue Growth of 5.5% to 7.5%

•	Adjusted non-interest expense growth of 2% to 4%

•	Effective income tax rate of 23% to 24%

•	Net charge-off ratio of 15 to 20 b.p.s

(1)
See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.

Consolidated Financial Highlights
A summary of Synovus’ financial performance for the years ended December 31, 2018 and 2017 is set forth in the table below.

Table 6 - Consolidated Financial Highlights
	Years Ended December 31,
(dollars in thousands, except per share data)	2018	2017	Change
Net interest income	$1,148,413	$1,023,309	12.2%
Provision for loan losses	51,697	67,185	(23.1)
Non-interest income	280,093	345,327	(18.9)
Adjusted non-interest income(1)	286,132	273,709	4.5
Total revenues	1,428,506	1,368,636	4.4
Adjusted total revenues(1)	1,435,098	1,298,142	10.6
Non-interest expense	829,455	821,313	1.0
Adjusted non-interest expense(1)	808,320	777,260	4.0
Income before income taxes	547,354	480,138	14.0
Net income	428,476	275,474	55.5
Net income available to common shareholders	410,478	265,236	54.8
Net income per common share, basic	3.49	2.19	59.4
Net income per common share, diluted	3.47	2.17	59.5
Adjusted net income per common share, diluted(1)	3.64	2.53	43.8
Return on average common equity	14.55%	9.32%	523	bps
Adjusted return on average common equity(1)	15.29	10.86	443
Adjusted return on average tangible common equity(1)	15.66	11.14	452
Return on average assets	1.35	0.89	46
Adjusted return on average assets(1)	1.41	1.04	37
Efficiency ratio	57.99	59.95	(196)
Adjusted tangible efficiency ratio(1)	56.33	59.87	(354)

	As Of and For The Years Ended December 31,
	2018	2017	Change
Loans, net of deferred fees and costs	$25,946,573	$24,787,464	4.7%
Total deposits	26,720,322	26,147,900	2.2
Total average deposits	26,344,118	25,374,388	3.8
Average core deposits(1)	24,526,998	23,750,007	3.3
Net interest margin	3.86%	3.55%	31	bps
Non-performing assets ratio	0.44	0.53	(9)
Non-performing loans ratio	0.41	0.47	(6)
Past due loans over 90 days	0.01	0.02	(1)
Net charge-off ratio	0.20	0.29	(9)

CET1 capital (transitional)	$2,897,997	$2,763,168	4.9%
Tier 1 risk-based capital	3,090,416	2,872,001	7.6
Total risk-based capital	3,601,376	3,383,081	6.5
CET1 capital ratio (transitional)	9.95%	9.99%	(4)	bps
Tier 1 risk-based capital ratio	10.61	10.38	23
Total risk-based capital ratio	12.37	12.23	14
Total shareholders’ equity to total assets ratio	9.59	9.49	10
Tangible common equity to tangible assets ratio(1)	8.81	8.88	(7)

(1)
See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.

Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the accounting for the allowance for loan losses, fair value measurements, and income taxes. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation, and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are applied in the application of these policies.
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
Synovus selects the most appropriate technique for determining the fair value of the asset or liability. The degree of management judgment involved in determining fair value is dependent upon the availability of quoted prices or observable market data. There is minimal subjectivity involved in measuring the fair value of financial instruments based on quoted market prices; however, when quoted prices and observable market data are not available, Synovus uses a valuation technique requiring significant judgment to estimate the appropriate fair value. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 13 - Fair Value Accounting" of this Report for further discussion of fair value measurements and Synovus' use of the various fair value methodologies and the types of assets and liabilities in which fair value accounting is applied.
Synovus accounts for acquired assets and liabilities at their respective fair values using the acquisition method of accounting. Determination of the fair value often involves estimates based on third party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. Additionally, the amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. Typically, acquisitions result in the recognition of goodwill, which is subject to ongoing periodic impairment tests of each reporting unit. Synovus applies ASC 350-20-35-3A, Goodwill Subsequent Measurement - Qualitative Assessment, for its determination of impairment. Refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 6 - Goodwill and Other Intangible Assets" for a description of the impairment testing process and key assumptions management utilizes to perform its qualitative assessment.
Income taxes
The calculation of Synovus’ income tax provision is complex and requires the use of estimates and judgments in its determination. As part of Synovus’ overall business strategy, management must consider tax laws and regulations that apply to the specific facts and circumstances under consideration. As such, the Company is often required to exercise significant judgment regarding the interpretation of these tax laws and regulations, in which Synovus' anticipated and actual liability could significantly vary based upon the taxing authority’s interpretation. Specifically, significant estimates in accounting for income taxes relate to the valuation allowance for deferred tax assets, estimates of the realizability of income tax credits, utilization of net operating losses, the determination of taxable income, and the determination of uncertain tax positions and temporary differences between book and tax bases. Adjustments to these items may occur due to modifications in tax rates, newly enacted laws, resolution of items with taxing authorities, alterations to interpretative statutory, judicial, and regulatory guidance that affects the Company’s tax positions, methods or elections changes, or other facts and circumstances. Management closely monitors tax developments and the potential timing of these changes in order to evaluate the effect they may have on the Company’s overall tax position and the estimates and judgments used in determining the income tax provision and records adjustments as necessary. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 17 - Income Taxes" for additional details.
DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Investment Securities Available for Sale
The investment securities portfolio consists principally of debt securities classified as available for sale. Investment securities available for sale provide Synovus with a source of liquidity and a relatively stable source of income. The investment securities portfolio also provides management with a tool to balance the interest rate risk of its loan and deposit portfolios. See Table 8 for maturity and average yield information of the investment securities available for sale portfolio.
The investment strategy focuses on the use of the investment securities portfolio to generate interest income and to assist in the management of interest rate risk. Synovus increased the portfolio's duration slightly during 2018 while the average balance of the portfolio increased from the prior year. The weighted average duration of the investment securities portfolio was 4.1 years at December 31, 2018 compared to 3.8 years at December 31, 2017.
Synovus also utilizes a significant portion of its investment portfolio to secure certain deposits and other liabilities requiring collateralization. At December 31, 2018, $1.56 billion of these investment securities were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements. The investment securities are primarily mortgage-backed securities issued by U.S. government agencies and GSEs, both of which have a high degree of liquidity and limited credit risk. A mortgage-backed security depends on the underlying pool of mortgage loans to provide a cash flow pass-through of principal and interest. At December 31, 2018, all of the collateralized mortgage obligations and mortgage-backed pass-through securities held by Synovus were issued or backed by federal agencies or GSEs.
As of December 31, 2018 and 2017, the estimated fair value of investment securities available for sale as a percentage of their amortized cost was 97.7% and 98.7%, respectively. The investment securities available for sale portfolio had gross unrealized gains of $6.3 million and gross unrealized losses of $100.6 million, for a net unrealized loss of $94.3 million as of December 31, 2018. The investment securities available for sale portfolio had gross unrealized gains of $6.1 million and gross unrealized losses of $57.3 million, for a net unrealized loss of $51.2 million as of December 31, 2017. Shareholders’ equity included net unrealized losses of $83.2 million and $43.5 million on the available for sale portfolio as of December 31, 2018 and 2017, respectively.
The average balance of investment securities available for sale increased to $4.08 billion in 2018 from $3.85 billion in 2017. The portfolio earned a taxable-equivalent rate of 2.38% and 2.15% for 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, average investment securities available for sale represented 13.66% and 13.34%, respectively, of average interest earning assets.
The following table shows investment securities available for sale by type as of December 31, 2018 and 2017.

Table 7 - Investment Securities Available for Sale	December 31,

(in thousands)	2018	2017
U.S. Treasury securities	$122,077	$82,674
U.S. Government agency securities	38,382	10,862
Mortgage-backed securities issued by U.S. Government agencies	97,205	120,440
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,398,650	2,595,626
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,188,518	1,111,999
Commercial mortgage-backed securities issued by U.S. Government sponsored agencies	129,865	44,897
State and municipal securities	—	180
Corporate debt and other securities	16,935	20,391
Investment securities available for sale	$3,991,632	$3,987,069

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

Table 8 - Maturities and Weighted Average Yields of Investment Securities Available for Sale as of December 31, 2018
(dollars in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Fair Value
U.S. Treasury securities	$19,476	$102,601	$—	$—	$122,077
U.S. Government agency securities	1,922	6,161	30,299	—	38,382
Mortgage-backed securities issued by U.S. Government agencies	—	—	23,698	73,507	97,205
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	52,316	404,554	1,941,780	2,398,650
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	26,291	1,162,227	1,188,518
Commercial mortgage-backed securities issued by U.S. Government sponsored agencies	—	—	129,865	—	129,865
Corporate debt and other securities	—	—	15,150	1,785	16,935
Total	$21,398	$161,078	$629,857	$3,179,299	$3,991,632

Weighted Average Yield
U.S. Treasury securities	1.97%	1.84%	—%	—%	1.86%
U.S. Government agency securities	5.61	5.54	3.66	—	4.06
Mortgage-backed securities issued by U.S. Government agencies	—	—	2.14	2.50	2.41
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2.03	1.90	2.59	2.46
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	1.72	2.57	2.55
Commercial mortgage-backed securities issued by U.S. Government sponsored agencies	—	—	2.86	—	2.86
Corporate debt and other securities	—	—	5.50	6.50	5.62
Total	2.30%	2.04%	2.26%	2.58%	2.51%

Loans
The following table shows loans by portfolio class and as a percentage of total loans, net of deferred fees and costs, as of December 31, 2018 and 2017.

Table 9 - Loans by Portfolio Class
	December 31,
	2018		2017
(dollars in thousands)	Total Loans	%*	Total Loans	%*
Commercial, financial, and agricultural	$7,449,698	28.7%	$7,179,487	29.0%
Owner-occupied	5,331,508	20.5	4,844,163	19.5
Total commercial and industrial	12,781,206	49.2	12,023,650	48.5
Investment properties	5,560,951	21.4	5,670,065	22.9
1-4 family properties	679,870	2.7	781,619	3.1
Land and development	323,670	1.2	483,604	2.0
Total commercial real estate	6,564,491	25.3	6,935,288	28.0
Consumer mortgages	2,934,235	11.3	2,633,503	10.6
Home equity lines	1,515,796	5.8	1,514,227	6.1
Credit cards	258,245	1.0	232,676	0.9
Other consumer loans	1,916,743	7.4	1,473,451	5.9
Total consumer	6,625,019	25.5	5,853,857	23.5
Total loans	25,970,716	100.0	24,812,795	100.0
Deferred fees and costs, net	(24,143)	nm	(25,331)	nm
Total loans, net of deferred fees and costs	$25,946,573	100.0%	$24,787,464	100.0%

*	Loan balance in each category is before net deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.

nm - not meaningful
Total loans ended the year at $25.95 billion, a $1.16 billion, or 4.7%, increase from a year ago. Loan growth was driven by a $757.6 million, or 6.3%, increase in C&I loans and a $771.2 million, or 13.2%, increase in consumer loans, with our lending partnerships portfolio growing $429.8 million and consumer mortgages increasing by $300.7 million, or 11.4%. This growth was partially offset by a decline in CRE loans of $370.8 million, or 5.3%. Investment properties loans declined by $109.1 million, or 1.9%, while 1-4 family properties and land and development loans declined by $101.7 million, or 13.0%, and $159.9 million, or 33.1%, respectively.
Commercial Loans
The commercial loan portfolio consists of C&I loans and CRE loans. Total commercial loans at December 31, 2018 were $19.35 billion, or 74.5% of the total loan portfolio, and grew $386.8 million, or 2.0%, from December 31, 2017.
At December 31, 2018 and 2017, Synovus had 30 and 25 commercial loan relationships, respectively, with total commitments of $50 million or more (including amounts funded). The average funded balance of these relationships at both December 31, 2018 and 2017 was approximately $35 million.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' total loan portfolio. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship.

Table 10 - Commercial and Industrial Loans by Industry
	December 31, 2018		December 31, 2017
(dollars in thousands)	Amount	%*	Amount	%*
Health care and social assistance	$3,021,001	23.6%	$2,783,113	23.1%
Manufacturing	1,073,590	8.4	943,694	7.9
Finance and insurance	901,377	7.1	784,643	6.5
Retail trade	888,850	7.0	870,410	7.2
Professional, scientific, and technical services	829,830	6.5	799,066	6.6
Other services	789,744	6.2	765,219	6.4
Real estate, rental and leasing	758,011	5.9	783,758	6.5
Wholesale trade	686,884	5.4	679,036	5.7
Accommodation and food services	647,318	5.1	567,262	4.7
Construction	605,730	4.7	520,281	4.3
Real estate other	476,918	3.7	510,693	4.2
Transportation and warehousing	476,827	3.7	427,608	3.6
Other industries	465,994	3.6	441,815	3.7
Agriculture, forestry, fishing, and hunting	342,691	2.7	353,628	2.9
Educational services	284,840	2.2	259,367	2.2
Administration, support, waste management, and remediation	281,130	2.2	283,333	2.4
Information	250,471	2.0	250,724	2.1
Total C&I loans	$12,781,206	100.0%	$12,023,650	100.0%

*	Loan balance in each category expressed as a percentage of total C&I loans.
As of December 31, 2018, 92% of C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. Total C&I loans at December 31, 2018 were $12.78 billion, or 49.2% of the total loan portfolio, compared to $12.02 billion, or 48.5% of the total loan portfolio, at December 31, 2017, an increase of $757.6 million, or 6.3%, from 2017. Global One, our life insurance premium finance lender acquired in 2016, contributed $219.1 million of the total growth in 2018. Additionally, the industries that primarily contributed to the growth during 2018 included health care and social assistance, manufacturing, and finance and insurance. At December 31, 2018, $7.45 billion, or 58.3%, of total C&I loans represented loans for the purpose of financing commercial, financial, and agricultural business activities compared to $7.18 billion, or 59.7%, of total C&I loans at December 31, 2017. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets. At December 31, 2018, $5.33 billion, or 41.7%, of total C&I loans represented loans for the purpose of financing owner-occupied properties compared to $4.84 billion, or 40.3%, of total C&I loans at December 31, 2017. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominately secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist of investment properties, 1-4 family properties, and land and development loans. Total CRE loans were $6.56 billion, or 25.3% of the total loan portfolio, at December 31, 2018, a decrease of $370.8 million, or 5.3%, from December 31, 2017. The decline in CRE loans has largely been a result of our strategic, selective approach to these types of loans as we continue to closely monitor our markets and loan categories while maintaining discipline around pricing and structure.
Investment Properties Loans
Investment properties loans consist of construction and mortgage loans for income producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of December 31, 2018 were $5.56 billion, or 84.7% of the total CRE loan portfolio, and 21.4% of the total loan portfolio, compared to $5.67 billion, or 81.8% of the total CRE loan portfolio, and 22.9% of the total loan portfolio at December 31, 2017. Total investment properties decreased $109.1 million, or 1.9%, during 2018 primarily due to a decline in multi-family properties partially offset by an increase in other investment property.

The following table shows the principal categories of the investment properties loan portfolio at December 31, 2018 and 2017.

Table 11 - Investment Properties Loan Portfolio
	December 31,
	2018		2017
(dollars in thousands)	Amount	%	Amount	%
Office buildings	$1,451,048	26.1%	$1,499,834	26.5%
Multi-family	1,208,033	21.7	1,492,159	26.3
Shopping centers	808,540	14.5	791,311	14.0
Hotels	704,319	12.7	741,703	13.1
Warehouses	627,353	11.3	581,410	10.2
Other investment property	761,658	13.7	563,648	9.9
Total investment properties loans	$5,560,951	100.0%	$5,670,065	100.0%

* Loan balance in each category expressed as a percentage of total investment properties loans.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to homebuilders and commercial mortgage loans to real estate investors, and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At December 31, 2018, 1-4 family properties loans declined to $679.9 million, or 10.4% of the total CRE loan portfolio, and 2.7% of the total loan portfolio, compared to $781.6 million, or 11.3% of the total CRE loan portfolio, and 3.1% of the total loan portfolio at December 31, 2017.
Land and Development
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans were $323.7 million at December 31, 2018, or 4.9% of the total CRE loan portfolio and 1.2% of the total loan portfolio compared to $483.6 million at December 31, 2017, or 6.9% of the CRE loan portfolio and 2.0% of the total loan portfolio. Land and development loans declined $159.9 million from December 31, 2017 as Synovus continues to strategically reduce its exposure to these types of loans.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network as well as third-party lending partnerships, including first and second residential mortgages, home equity lines, credit card loans, home improvement loans, student loans, and other consumer loans. The majority of Synovus' consumer loans are consumer mortgages and home equity lines secured by first and second liens on residential real estate primarily located in the markets served by Synovus. Total consumer loans as of December 31, 2018 were $6.63 billion, or 25.5% of the total loan portfolio compared to $5.85 billion, or 23.5% of the total loan portfolio at December 31, 2017. Total consumer loans increased by $771.2 million, or 13.2%, from December 31, 2017. Consumer mortgages grew $300.7 million or 11.4% from 2017 to $2.93 billion primarily due to continued recruiting of mortgage loan originators in strategic markets throughout the footprint as well as enhanced origination efforts, which also create additional cross-selling opportunities for other products. Credit card loans totaled $258.2 million at December 31, 2018 compared to $232.7 million at December 31, 2017.
Other consumer loans increased $443.3 million, or 30.1%, to $1.92 billion at December 31, 2018, primarily due to consumer-based lending partnerships. As of December 31, 2018, these partnerships had combined balances of $1.57 billion, up from $1.14 billion at December 31, 2017.
Consumer loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores. Synovus makes consumer lending decisions based upon a number of key credit risk determinants including FICO scores as well as loan-to-value and debt-to-income ratios. Risk levels 1-6 (descending) are assigned to consumer loans based upon a risk score matrix. At least annually, the consumer loan portfolio is sent to a consumer credit reporting agency for a refresh of customers' credit scores so that management can evaluate ongoing consistency or negative migration in the quality of the portfolio, which impacts the allowance for loan losses. Revolving lines of credit are reviewed for a material change in financial circumstances, and when appropriate, the line of credit may be suspended for further advances. FICO scores within the residential real estate portfolio have generally remained stable over the last several years. As of the most recent FICO score refresh as of December 31, 2018, weighted average FICO scores within the residential real estate portfolio were 772 for HELOCS and 786 for Consumer Mortgages as compared to 772 for HELOCS and 774 for Consumer Mortgages at December 31, 2017.

Higher-risk consumer loans as defined by the FDIC are consumer loans (excluding consumer loans defined as nontraditional mortgage loans) where, as of the origination date or, if the loan has been refinanced, as of the refinance date, the probability of default within two years is greater than 20%, as determined using a defined historical stress period. These loans are not a part of Synovus' consumer lending strategy, and Synovus does not currently develop or offer specific sub-prime, alt-A, no documentation or stated income residential real estate loan products. Synovus estimates that, as of December 31, 2018, it had $78.3 million of higher-risk consumer loans.
The following table shows the composition of the loan portfolio at December 31, 2018, 2017, 2016, 2015, and 2014.

Table 12 - Composition of Loan Portfolio
	December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial
Commercial, financial, and agricultural	$7,449,698	28.7%	$7,179,487	29.0%	$6,909,036	29.0%	$6,453,180	28.8%	$6,182,312	29.3%
Owner-occupied	5,331,508	20.5	4,844,163	19.5	4,634,770	19.4	4,318,950	19.2	4,085,407	19.4
Real estate — construction	1,418,157	5.5	1,604,803	6.5	1,724,518	7.1	2,181,174	9.7	1,714,942	8.1
Real estate — mortgage	5,146,334	19.8	5,330,485	21.5	5,649,594	23.7	5,213,594	23.2	5,211,660	24.7
Total commercial	19,345,697	74.5	18,958,938	76.5	18,917,918	79.2	18,166,898	80.9	17,194,321	81.5
Consumer
Real estate — mortgage	4,450,031	17.1	4,147,730	16.7	3,913,869	16.4	3,628,597	16.1	3,378,059	15.9
Consumer loans — credit cards	258,245	1.0	232,676	0.9	232,413	1.0	240,851	1.1	253,649	1.2
Consumer loans — other	1,916,743	7.4	1,473,451	5.9	818,182	3.4	423,318	1.9	302,460	1.4
Total consumer	6,625,019	25.5	5,853,857	23.5	4,964,464	20.8	4,292,766	19.1	3,934,168	18.5
Total loans	25,970,716		24,812,795		23,882,382		22,459,664		21,128,489
Deferred fees and costs, net	(24,143)	nm	(25,331)	nm	(25,991)	nm	(30,099)	nm	(30,790)	nm
Total loans, net of deferred fees and costs	$25,946,573	100.0%	$24,787,464	100.0%	$23,856,391	100.0%	$22,429,565	100.0%	$21,097,699	100.0%

*	Loan balance in each category is before net deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.

nm - not meaningful

Deposits
Deposits provide the most significant funding source for interest earning assets. Total deposits were $26.72 billion at December 31, 2018, an increase of $572.4 million, or 2.2%, compared to year-end 2017. Non-interest-bearing deposits totaled $7.65 billion at December 31, 2018, a decrease of $35.4 million, or 0.5%, from December 31, 2017.
The following table shows the composition of average deposits for 2018 and 2017. See Table 16 for additional information on average deposits including average rates paid in 2018, 2017, and 2016.

Table 13 - Composition of Average Deposits
	2018		2017
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Non-interest-bearing demand deposits	$7,656,233	29.1%	$7,351,015	29.0%
Interest-bearing demand deposits	4,855,603	18.4	4,867,029	19.2
Money market accounts, excluding brokered deposits	7,836,622	29.8	7,474,200	29.4
Savings deposits	820,501	3.1	830,317	3.3
Time deposits, excluding brokered deposits	3,358,039	12.7	3,227,446	12.7
Brokered deposits	1,817,120	6.9	1,624,381	6.4
Total average deposits	$26,344,118	100.0%	$25,374,388	100.0%
Average core deposits(2)	$24,526,998	93.1%	$23,750,007	93.6%

(1)	Deposits balance in each category expressed as percentage of total average deposits.

(2)
See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for applicable reconciliation to GAAP measure.

Total average deposits increased $969.7 million, or 3.8%, to $26.34 billion in 2018 from $25.37 billion in 2017. Average core deposits, which exclude total average brokered deposits, were up $777.0 million, or 3.3%, from 2017, driven by growth in non-interest-bearing demand deposits, money market accounts, and time deposits. Additionally, during the first quarter of 2018, Synovus obtained FDIC approval to report deposits related to our sweep money market product, offered by Synovus Securities, as a component of core deposits. Average balances for this product included in average core deposits in 2018 totaled $319.3 million. Average brokered deposits increased $192.7 million compared to 2017. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of this Report for applicable reconciliation to GAAP measures.
Time deposits of $100,000 and greater at December 31, 2018 and 2017 were $3.75 billion and $3.36 billion, respectively, and included brokered time deposits of $1.20 billion and $1.41 billion, respectively. See Table 14 for the maturity distribution of time deposits of $100,000 or more. These larger deposits represented 14.0% and 12.8% of total deposits at December 31, 2018 and 2017, respectively, and included brokered time deposits which represented 4.5% and 5.4% of total deposits at December 31, 2018 and 2017, respectively.
The following table shows maturities of time deposits of $100,000 or more at December 31, 2018.

Table 14 - Maturity Distribution of Time Deposits of $100,000 or More
(in thousands)	December 31, 2018
3 months or less	$581,513
Over 3 months through 6 months	645,907
Over 6 months through 12 months	1,255,159
Over 12 months	1,267,349
Total outstanding	$3,749,928

Net Interest Income
The following table summarizes the components of net interest income for the years ended December 31, 2018, 2017, and 2016, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 21% federal income tax rate for 2018 and a 35% federal income tax rate for 2017 and 2016.

Table 15 - Net Interest Income
	Years Ended December 31,
(in thousands)	2018	2017	2016
Interest income	$1,344,305	$1,162,497	$1,022,803
Taxable-equivalent adjustment	553	1,124	1,285
Interest income, taxable-equivalent	1,344,858	1,163,621	1,024,088
Interest expense	195,892	139,188	123,623
Net interest income, taxable-equivalent	$1,148,966	$1,024,433	$900,465

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
Net interest income for 2018 was $1.15 billion, up $125.1 million, or 12.2%, from 2017. On a taxable-equivalent basis, net interest income increased $124.5 million, or 12.2%, from 2017. During 2018, average earning assets increased $966.3 million, or 3.3%, primarily as a result of increases in net loans and investment securities.
Net interest income for 2017 was $1.02 billion, up $124.1 million, or 13.8%, from 2016. On a taxable-equivalent basis, net interest income increased $124.0 million, or 13.8%, from 2016. During 2017, average earning assets increased $1.36 billion, or 4.9%, primarily as a result of an increase in net loans and investment securities.
Net Interest Margin
Net interest margin is defined as taxable-equivalent net interest income divided by average total interest earning assets and provides an indication of the efficiency of the earnings from balance sheet activities. The net interest margin is affected by changes in the spread between interest earning asset yields and interest-bearing liability costs, by the percentage of interest earning assets funded by non-interest-bearing funding sources, and the mix of earning assets and interest-bearing liabilities.
The net interest margin was 3.86% for 2018, an increase of 31 basis points from 2017. The yield on earning assets increased 48 basis points to 4.51% and the cost of funds increased 19 basis points to 0.69% (the cost of funds includes non-interest-bearing demand deposits).
The primary components of the yield on interest earning assets are loan yields, yields on investment securities, and the yield on balances held with the Federal Reserve Bank. The factors positively impacting earning asset yields were a 51 basis points increase in loan yields driven primarily by four 25 basis points federal funds rate increases in 2018 as well as a 23 basis points increase in taxable investment securities yields primarily due to higher reinvestment rates.
The primary factors impacting the cost of funds during 2018 were a 36 basis points increase in the cost of money market deposit accounts and a 47 basis points increase in the cost of time deposits driven largely by competitive repricing commensurate with the federal funds rate increases. These increases were partially offset by a higher level of non-interest-bearing funding and a 9 basis point decrease in the cost of long-term debt due to Synovus issuing lower rate debt following redemption of long-term debt in November of 2017.
The net interest margin was 3.55% for 2017, an increase of 28 basis points from 2016. The yield on earning assets increased 31 basis points to 4.03% and the cost of funds increased 3 basis points to 0.50%. The increase in loan yields was primarily due to three 25 basis points federal funds rate increases during 2017. The increase in taxable investment securities yields was due to a modest increase in the effective duration of the investment portfolio and higher reinvestment rates. Earning asset yields were also positively impacted by a reduction in average balances of lower yielding funds held at the Federal Reserve Bank. The primary factors impacting the cost of funds during 2017 were a 14 point basis points increase in the cost of time deposits and a 19 basis points increase in the cost of long-term debt. These increases were partially offset by a higher level of non-interest-bearing funding.

Table 16 - Average Balances, Interest, and Yields/Rates
	2018			2017			2016
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest earning assets:
Taxable loans, net(1)(2)	$25,132,193	$1,224,601	4.87%	$24,318,345	$1,062,261	4.37%	$23,022,443	$941,978	4.09%
Tax-exempt loans, net(1)(2)(3)	61,128	2,631	4.30	66,174	3,157	4.77	74,929	3,469	4.63
Less: Allowance for loan losses	253,091	—	—	251,667	—	—	254,646	—	—
Loans, net	24,940,230	1,227,232	4.92	24,132,852	1,065,418	4.41	22,842,726	945,447	4.14
Investment securities available for sale:
Taxable investment securities	4,077,304	96,926	2.38	3,852,571	82,664	2.15	3,563,818	67,335	1.89
Tax-exempt investment securities(3)	86	6	6.51	869	54	6.21	3,335	203	6.09
Total investment securities	4,077,390	96,932	2.38	3,853,440	82,718	2.15	3,567,153	67,538	1.89
Trading account assets	14,025	360	2.57	6,330	141	2.22	5,332	91	1.71
Interest earning deposits with banks	41,191	884	2.15	45,365	636	1.40	22,121	42	0.19
Due from Federal Reserve Bank	529,501	10,156	1.89	575,126	6,470	1.12	847,346	4,356	0.51
Federal funds sold and securities purchased under resale agreements	36,392	366	1.01	50,315	384	0.76	74,407	184	0.25
FHLB and Federal Reserve Bank stock	167,240	6,978	4.17	170,703	5,928	3.47	87,520	3,784	4.32
Mortgage loans held for sale	43,568	1,950	4.48	49,082	1,926	3.92	75,288	2,646	3.51
Total interest earning assets	29,849,537	1,344,858	4.51	28,883,213	1,163,621	4.03	27,521,893	1,024,088	3.72
Cash and cash equivalents	408,684			392,720			402,047
Premises and equipment, net	429,542			419,619			430,651
Other real estate	5,655			17,789			36,211
Other assets(4)	975,429			1,073,947			1,090,148
Total assets	$31,668,847			$30,787,288			$29,480,950
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$4,855,603	$17,457	0.36%	$4,867,029	$11,919	0.24%	$4,299,026	$7,198	0.17%
Money market accounts	8,185,156	57,771	0.71	8,043,327	28,269	0.35	7,702,353	23,482	0.30
Savings deposits	820,501	251	0.03	830,317	457	0.06	794,096	640	0.08
Time deposits	4,826,625	68,392	1.42	4,282,700	40,680	0.95	4,067,378	32,886	0.81
Federal funds purchased and securities sold under repurchase agreements	208,727	523	0.25	184,093	198	0.11	216,593	200	0.09
Other short-term borrowings	163,206	3,030	1.83	71,918	752	1.03	61,680	301	0.48
Long-term debt	1,724,552	48,468	2.77	1,965,069	56,913	2.86	2,174,342	58,916	2.67
Total interest-bearing liabilities	20,784,370	195,892	0.94	20,244,453	139,188	0.69	19,315,468	123,623	0.64
Non-interest-bearing demand deposits	7,656,233			7,351,015			7,017,168
Other liabilities	230,043			221,270			208,808
Equity	2,998,201			2,970,550			2,939,506
Total liabilities and equity	$31,668,847			$30,787,288			$29,480,950
Net interest income, taxable equivalent net interest margin		$1,148,966	3.86%		$1,024,433	3.55%		$900,465	3.27%
Less: taxable-equivalent adjustment		553			1,124			1,285
Net interest income		$1,148,413			$1,023,309			$899,180

(1)	Average loans are shown net of deferred fees and costs. Non-performing loans are included.

(2)	Interest income includes net loan fees as follows: 2018 — $32.4 million, 2017 — $32.4 million, and 2016 — $30.8 million.

(3)
Reflects taxable-equivalent adjustments, using the statutory federal tax rate (21% in 2018 and 35% in 2017 and 2016), adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.

(4)
Includes average net unrealized (losses)/gains on investment securities available for sale of $(133.6) million, $(34.4) million, and $30.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Table 17 - Rate/Volume Analysis	2018 Compared to 2017 Change Due to(1)			2017 Compared to 2016 Change Due to(1)
(in thousands)	Volume/Mix	Yield/Rate	Net Change	Volume/Mix	Yield/Rate	Net Change
Interest earned on:
Taxable loans, net	$35,565	$126,775	$162,340	$53,002	$67,281	$120,283
Tax-exempt loans, net(2)	(241)	(285)	(526)	(405)	93	(312)
Taxable investment securities	4,832	9,430	14,262	5,457	9,872	15,329
Tax-exempt investment securities(2)	(49)	1	(48)	(150)	1	(149)
Trading account assets	171	48	219	17	33	50
Interest earning deposits with banks	(58)	306	248	44	550	594
Due from Federal Reserve Bank	(511)	4,197	3,686	(1,388)	3,502	2,114
Federal funds sold and securities purchased under resale agreements	(106)	88	(18)	(60)	260	200
FHLB and Federal Reserve Bank stock	(120)	1,170	1,050	3,594	(1,450)	2,144
Mortgage loans held for sale	(216)	240	24	(920)	200	(720)
Total interest income	39,267	141,970	181,237	59,191	80,342	139,533

Interest paid on:
Interest-bearing demand deposits	(27)	5,565	5,538	966	3,755	4,721
Money market accounts	496	29,006	29,502	1,023	3,764	4,787
Savings deposits	(6)	(200)	(206)	29	(212)	(183)
Time deposits	5,167	22,545	27,712	1,744	6,050	7,794
Federal funds purchased and securities sold under repurchase agreements	27	298	325	(29)	27	(2)
Other short-term borrowings	940	1,338	2,278	49	402	451
Long-term debt	(6,975)	(1,470)	(8,445)	(5,671)	3,668	(2,003)
Total interest expense	(378)	57,082	56,704	(1,889)	17,454	15,565
Net interest income	$39,645	$84,888	$124,533	$61,080	$62,888	$123,968

(1)
Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate, while rate change is change in rate times the previous volume.

(2)
Reflects taxable-equivalent adjustments, using the statutory federal income tax rate (21% for 2018 and 35% for 2017 and 2016), in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.

Non-interest Income
Non-interest income for the year ended December 31, 2018 was $280.1 million, down $65.2 million, or 18.9%, compared to the year ended December 31, 2017. The decrease was driven by the $75 million Cabela's Transaction Fee recorded in 2017. Adjusted non-interest income, which excludes the Cabela's Transaction Fee and other items, was up $12.4 million, or 4.5%, compared to 2017. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.

The following table shows the principal components of non-interest income.

Table 18 - Non-interest Income
	Years Ended December 31,
(in thousands)	2018	2017	2016
Service charges on deposit accounts(1)	$80,840	$81,419	$83,246
Fiduciary and asset management fees	54,685	50,485	46,594
Card fees(1)	42,503	39,376	39,302
Brokerage revenue	36,567	29,705	27,028
Mortgage banking income	18,958	22,798	24,259
Income from bank-owned life insurance	15,403	13,460	11,364
Cabela's Transaction Fee	—	75,000	—
Investment securities (losses) gains, net	(1,296)	(289)	6,011
Other fee income	19,974	20,168	20,220
Other non-interest income(1)	12,459	13,205	15,170
Total non-interest income	$280,093	$345,327	$273,194

(1)
Beginning January 1, 2018, concurrent with the adoption of ASU 2014-09, certain non-interest income categories have been revised. All prior periods have been reclassified to conform to the current year's presentation.

2018 vs. 2017
Service charges on deposit accounts were $80.8 million in 2018, a decrease of $579 thousand compared to 2017. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees of $36.0 million were down $621 thousand, partially offset by a $343 thousand increase on account analysis fees of $25.0 million compared to 2017. The decline in NSF fees from 2017 was primarily due to lower Regulation E opt-in rates on new accounts. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and savings accounts, were $19.8 million for 2018, down $301 thousand compared to 2017, due primarily to lower net fees on check orders.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, and financial planning services. Fiduciary and asset management fees were $54.7 million, an increase of $4.2 million, or 8.3%, from 2017. The increase was driven by growth in average assets under management that occurred during the year due to overall market conditions during the majority of 2018, increased productivity, as well as the addition of new talent. The total value of assets under management (including brokerage assets under management) at December 31, 2018, was up 0.3% and totaled approximately $14.0 billion compared to December 31, 2017. Assets under management consist of all assets where Synovus has investment authority. Assets under advisement were approximately $2.8 billion and $3.1 billion at December 31, 2018 and 2017, respectively. Assets under advisement consist of non-managed assets as well as non-custody assets where Synovus earns a consulting fee. Many of the fiduciary and asset management fee charges are based on asset values, and changes in these values throughout the year directly impact fees earned.
Card fees increased $3.1 million, or 7.9%, over 2017. Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant discounts. Card fees are reported net of certain associated expense items including customer loyalty program expenses and network expenses. The increase in 2018 from 2017 was driven by growth in transaction volume for both credit and debit card transactions.
Brokerage revenue was $36.6 million, a $6.9 million, or 23.1% increase over 2017. The increase in 2018 from 2017 was largely driven by growth in brokerage assets under management as well as an increase in brokerage transaction commissions. Brokerage revenue consists primarily of brokerage commissions, as well as advisory fees earned from the management of customer assets. Brokerage assets under management were approximately $2.7 billion at December 31, 2018, an increase of 10% from $2.5 billion at December 31, 2017.
Mortgage banking income decreased $3.8 million, or 16.8%, compared to 2017, reflecting softer production volume in a rising interest rate environment.
Income from bank-owned life insurance increased $1.9 million, or 14.4%, compared to 2017, due to additional investments in bank-owned life insurance policies during 2017, increases in the cash surrender value of policies, and proceeds from insurance benefits.
Other fee income includes fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for automated teller machine use, customer swap dealer fees, and other service charges.

The main components of other non-interest income are insurance commissions, gains from sales of GGL/SBA loans, changes in fair value of private equity investments, and other miscellaneous items. Other non-interest income was down $746 thousand, or 5.6%, from 2017 due primarily to unrealized losses from declines in fair value of private equity investments.
2017 vs. 2016
Service charges on deposit accounts were $81.4 million in 2017, a decrease of $1.8 million, or 2.2%, from the previous year. NSF fees were $36.6 million, a decrease of $1.1 million, or 2.8%, from 2016. The decline in NSF fees from prior year was primarily due to lower Regulation E opt-in rates on new accounts as well as lower incident levels given higher average deposit balances. Account analysis fees were $24.7 million, up $396 thousand, or 1.6%, compared to 2016. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposit and savings accounts, were $20.1 million, a decrease of $1.2 million, or 5.5%, compared to 2016. The decline in all other service charges was largely due to a one-time impact during 2017 from account level conversions required for Synovus Bank's transition to a single bank operating environment.
Fiduciary and asset management fees were $50.5 million, an increase of $3.9 million, or 8.4% from 2016. The increase was driven by growth in assets under management. Total assets under management (including brokerage assets under management), increased by 23% to approximately $14.0 billion in 2017 from 2016 due to the benefit of new talent additions as well as higher equity markets. Assets under advisement were approximately $3.1 billion at December 31, 2017, a 9% decline from 2016.
Brokerage revenue was $29.7 million, a $2.7 million, or 9.9%, increase from 2016. The increase in 2017 from 2016 was largely driven by growth in brokerage assets under management due primarily to new talent additions. Brokerage assets under management were approximately $2.5 billion at December 31, 2017, an increase of 31% from $1.9 billion at December 31, 2016.
Mortgage banking income decreased $1.5 million, or 6.0%, compared to 2016, reflecting a decline in refinancing volume.
Income from bank-owned life insurance increased $2.1 million, or 18.4%, compared to 2016, due to additional investments in bank-owned life insurance policies during 2017, increases in the cash surrender value of policies, and proceeds from insurance benefits.
On September 25, 2017, Synovus Bank completed the Cabela's Transaction and received the Cabela's Transaction Fee. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 2 - Acquisitions" in this Report for more information on the Cabela's Transaction.
Other non-interest income was down $2.0 million, or 13.0%, compared to 2016. The decrease was due primarily to declines in fair value of private equity investments.
Non-interest Expense
Non-interest expense for the year ended December 31, 2018 was $829.5 million, an increase of $8.1 million, or 1.0%, compared to the year ended December 31, 2017. Adjusted non-interest expense for 2018 increased $31.1 million, or 4.0%, compared to 2017, driven primarily by an increase of $20.1 million, or 4.6%, in salaries and other personnel expense, and an increase of $10.5 million, or 8.8%, in net occupancy and equipment expense. The efficiency ratio was 57.99% and the adjusted tangible efficiency ratio was 56.33% in 2018. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.

The following table summarizes non-interest expense for the years ended December 31, 2018, 2017, and 2016.

Table 19 - Non-interest Expense
	Years Ended December 31,
(in thousands)	2018	2017	2016
Salaries and other personnel expense	$453,420	$433,321	$402,026
Net occupancy and equipment expense	130,482	119,964	109,347
Third-party processing expense	58,625	54,708	46,320
FDIC insurance and other regulatory fees	24,494	27,011	26,714
Professional fees	26,737	26,232	26,698
Advertising expense	20,881	22,948	20,264
Foreclosed real estate expense, net	2,204	12,540	12,838
Loss on early extinguishment of debt, net	—	23,160	4,735
Earnout liability adjustments	11,652	5,466	—
Merger-related expense	10,065	110	1,636
Other operating expenses	90,895	95,853	105,345
Total non-interest expense	$829,455	$821,313	$755,923

2018 vs. 2017
Salaries and other personnel expense increased $20.1 million, or 4.6%, compared to 2017, due primarily to talent additions, higher production-based commission and incentive compensation expense, and annual merit increases, offset somewhat by decreases in employee health insurance expense.
Net occupancy and equipment expense increased $10.5 million, or 8.8%, compared to 2017, driven primarily by higher costs associated with additional investments in technology as well as higher rent expense. Synovus Bank's branch network consisted of 249 and 250 branches at December 31, 2018 and 2017, respectively.
Third-party processing expense includes all third-party core operating system and processing charges as well as third-party servicing charges. Third-party processing expense increased $3.9 million, or 7.2%, compared to 2017 driven by an increase of $4.3 million from servicing fees associated with loan growth from Synovus' two consumer-based lending partnerships.
FDIC insurance and other regulatory fees declined $2.5 million compared to 2017 due primarily to elimination of the surcharge assessment for all large banks in the fourth quarter of 2018. The FDIC removed the surcharge assessments when the deposit insurance fund reached the required level of 1.35% at September 30, 2018.
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
Merger-related expense of $10.1 million in 2018 relates to the acquisition of FCB, which closed on January 1, 2019.
Fluctuations in other operating expenses in 2018 included a $2.3 million valuation adjustment to the Visa derivative and additional fixed asset impairment charges of $1.5 million, which were somewhat offset by additional net contingency recoveries of $2.3 million. Other operating expenses in 2017 included restructuring charges of $7.0 million consisting primarily of severance charges for termination benefits incurred in conjunction with a voluntary early retirement program offered during the first quarter of 2017.
2017 vs. 2016
Salaries and other personnel expense increased $31.3 million, or 7.8%, compared to 2016, due primarily to talent additions, higher self-insurance expense, annual merit increases, a one-time $1 thousand bonus per eligible employee, and the addition of Global One.
Net occupancy and equipment expense increased $10.6 million, or 9.7%, compared to 2016, as costs associated with growth in technology investments offset efficiencies gained in occupancy and related expenses.

Third-party processing expense increased $8.4 million, or 18.1%, compared to 2016 driven by an increase of $4.8 million from servicing fees associated with loan growth from Synovus' two consumer-based lending partnerships.
Advertising expense was up $2.7 million compared to 2016 as a result of continued increased brand awareness activities.
On November 9, 2017, Synovus redeemed all of the $300.0 million aggregate principal amount of its 7.875% senior notes due in 2019. 2017 results included a loss of $23.2 million related to early extinguishment of these notes.
Earnout liability fair value adjustments associated with the Global One acquisition increased due to higher earnings estimates over the contractual earnout period.
Fluctuations in other operating expenses in 2017 included restructuring charges of $7.0 million consisting primarily of severance charges for termination benefits incurred in conjunction with a voluntary early retirement program offered during the first quarter of 2017. Restructuring charges in 2016 totaled $8.3 million and primarily related to asset impairments from corporate real estate optimization activities and branch closures. Other operating expenses in 2016 also included $2.5 million in litigation settlement expenses.
Income Taxes
Income tax expense was $118.9 million for the year ended December 31, 2018 compared to $204.7 million and $141.7 million for the years ended December 31, 2017 and 2016, respectively. The effective income tax rate for the years ended December 31, 2018, 2017 and 2016 was 21.7%, 42.6% and 36.5%, respectively. The decrease in the effective income tax rate for 2018 was primarily due to the reduction in the federal corporate income tax rate from 35% to 21%. Additionally, 2017 included income tax expense of $47.2 million for the remeasurement of deferred tax assets and liabilities resulting from Federal Tax Reform.
Deferred tax assets represent amounts available to reduce income taxes payable in future years. At December 31, 2018, net deferred tax assets were $141.1 million compared to $165.8 million at December 31, 2017.
Synovus currently expects to realize the $141.1 million in net deferred tax assets well in advance of the statutory carryforward period. At December 31, 2018, $33.0 million, or 23.4%, of the net deferred tax asset relates to state net operating losses which have expiration dates beginning in 2023 through 2036. State tax credits at December 31, 2018 total $20.1 million and have expiration dates through the tax year 2028. Additionally, $88.0 million of the net deferred tax assets have no expiration date as of December 31, 2018. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 17 - Income Taxes" of this Report for additional discussion regarding deferred income taxes.
The Code contains provisions that limit the utilization of NOL carryovers if there has been an “ownership change” as defined in Section 382 of the Code. In general, this would occur if ownership of common stock held by one or more 5% shareholders increased by more than 50 percentage points over their lowest pre-change ownership within a three-year period. If Synovus experiences such an ownership change, the utilization of pre-change NOLs to reduce future state income tax obligations could be limited. To reduce the likelihood of such an ownership change, Synovus adopted a Rights Plan in 2010 that was ratified by Synovus shareholders in 2011 and has been subsequently amended and ratified by Synovus shareholders, with the current plan expiring in April 2019.
Synovus currently expects an effective income tax rate of approximately 23% to 24% for the year ending December 31, 2019. The effective income tax rate in future periods could be affected by items that are infrequent in nature such as new legislation.

Credit Quality
During 2018, credit quality continued to strengthen, with most key credit quality measures improving from 2017 levels.

Table 20 - Selected Credit Quality Metrics
	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Non-performing loans	$106,733	$115,561	$153,378	$168,370	$197,757
Impaired loans held for sale	1,506	11,278	—	—	3,607
Other real estate	6,220	3,758	22,308	47,030	85,472
Non-performing assets	$114,459	$130,597	$175,686	$215,400	$286,836
Loans 90 days past due and still accruing	$3,798	$4,414	$3,135	$2,621	$4,637
As a % of loans	0.01%	0.02%	0.01%	0.01%	0.02%
Total past due loans and still accruing	$56,927	$52,031	$65,106	$47,912	$51,251
As a % of loans	0.22%	0.21%	0.27%	0.21%	0.24%
Accruing TDRs	$115,588	$151,271	$195,776	$223,873	$348,427
Non-performing loans as a % of total loans	0.41%	0.47%	0.64%	0.75%	0.94%
Non-performing assets as a % of total loans, other loans held for sale, and ORE	0.44	0.53	0.74	0.96	1.35

Non-performing Assets
Total NPAs were $114.5 million at December 31, 2018, a $16.1 million, or 12.4%, decrease from $130.6 million at December 31, 2017. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate declined 9 basis points to 0.44% at December 31, 2018 compared to 0.53% at December 31, 2017.
Non-performing loans were $106.7 million at December 31, 2018, an $8.8 million, or 7.6%, decrease from $115.6 million at December 31, 2017. The decline was driven by the continued resolution and disposition of problem assets as well as lower NPL inflows. 2018 NPL inflows of $101.9 million were down $21.0 million, or 17.1%, from 2017. Total non-performing loans as a percentage of total loans were 0.41% at December 31, 2018 compared to 0.47% at December 31, 2017.
The following table shows the components of NPAs by portfolio class at December 31, 2018 and 2017.

Table 21 - NPAs by Portfolio Class
	December 31,
	2018				2017
(in thousands)	NPLs(1)	Impaired Loans Held for Sale	ORE	Total NPAs(2)	NPLs(1)	Impaired Loans Held for Sale	ORE	Total NPAs(2)
Commercial, financial, and agricultural	$69,295	$132	$—	$69,427	$70,130	$3,691	$908	$74,729
Owner-occupied	8,971	—	1,681	10,652	6,654	904	284	7,842
Total commercial and industrial	78,266	132	1,681	80,079	76,784	4,595	1,192	82,571
Investment properties	2,381	—	—	2,381	3,804	141	—	3,945
1-4 family properties	2,381	265	35	2,681	2,849	2,497	—	5,346
Land and development	2,953	—	122	3,075	5,797	412	1,435	7,644
Total commercial real estate	7,715	265	157	8,137	12,450	3,050	1,435	16,935
Consumer	20,752	1,109	4,382	26,243	26,327	3,633	1,131	31,091
Total	$106,733	$1,506	$6,220	$114,459	$115,561	$11,278	$3,758	$130,597

(1)	NPL ratio is 0.41% and 0.47% at December 31, 2018 and 2017, respectively.

(2)	NPA ratio is 0.44% and 0.53% at December 31, 2018 and 2017, respectively.

Asset Dispositions
During 2018, 2017 and 2016, Synovus completed sales of distressed assets (consisting primarily of NPLs and ORE) with total carrying values of $45.0 million, $64.7 million, and $54.8 million, respectively. Distressed asset sales continue to be a component of Synovus' strategy to further strengthen the balance sheet, improve asset quality, and enhance future earnings.
Troubled Debt Restructurings
At December 31, 2018, troubled debt restructurings (accruing and non-accruing) were $141.8 million, a decrease of $21.2 million, or 13.0%, compared to December 31, 2017. Non-accruing TDRs of $26.2 million at December 31, 2018 increased $14.5 million from December 31, 2017. Accruing TDRs were $115.6 million at December 31, 2018 compared to $151.3 million at December 31, 2017, a decrease of $35.7 million, or 23.6%, primarily due to more loans qualifying for removal of TDR designation upon subsequent renewal, refinance, or modification at market terms and pay-offs. At December 31, 2018, the allowance for loan losses allocated to these accruing TDRs declined to $6.1 million compared to $8.7 million at December 31, 2017 due to the decreased level of accruing TDRs. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At December 31, 2018 and 2017, approximately 98% and 99%, respectively, of accruing TDRs were current.
The table below shows accruing TDRs by risk grade at December 31, 2018 and 2017.

Table 22 - Accruing TDRs by Risk Grade
	December 31,
	2018		2017
(dollars in thousands)	Amount	%	Amount	%
Pass	$50,668	43.9%	$57,136	37.8%
Special mention	14,480	12.5	15,879	10.5
Substandard	50,440	43.6	78,256	51.7
Total accruing TDRs	$115,588	100.0%	$151,271	100.0%

The following table shows TDRs by portfolio class at December 31, 2018 and 2017.

Table 23 - TDRs by Portfolio Class
	December 31,
(in thousands)	2018	2017
Commercial, financial and agricultural	$34,013	$44,418
Owner-occupied	46,138	35,554
Total commercial and industrial	80,151	79,972
Investment properties	13,858	21,398
1-4 family properties	5,964	15,056
Land and development	12,600	15,728
Total commercial real estate	32,422	52,182
Consumer mortgages	19,134	19,818
Home equity lines	2,063	5,407
Other consumer loans	8,060	5,656
Total consumer	29,257	30,881
Total TDRs	$141,830	$163,035

Past Due Loans
Past due loans have remained at low levels. As a percentage of total loans outstanding, loans 30 or more days past due and still accruing interest were 0.22% and 0.21% at December 31, 2018 and 2017, respectively. As a percentage of total loans outstanding, loans 90 days past due and still accruing interest were 0.01% and 0.02% at December 31, 2018 and December 31, 2017, respectively. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments.

Potential Problem Loans
Management continuously monitors non-performing and past due loans to mitigate further deterioration regarding the condition of these loans. Potential problem loans are defined by management as certain performing loans with a well-defined weakness where there is information about possible credit problems of borrowers which causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of substandard accruing loans but exclude both loans 90 days past due and still accruing interest and substandard accruing troubled debt restructurings, which are reported separately. Management’s decision to include performing loans in the category of potential problem loans indicates that management has recognized a higher degree of risk associated with these loans. In addition to accruing loans 90 days past due and accruing restructured loans, Synovus had $114.5 million of potential problem commercial loans at December 31, 2018 compared to $103.3 million at December 31, 2017. Management’s current expectation of probable losses from potential problem loans is included in the allowance for loan losses, and management cannot predict at this time whether these potential problem loans ultimately will become non-performing loans or result in losses.
Net Charge-offs
Total 2018 net charge-offs of $50.4 million, or 0.20%, of average loans, decreased $19.3 million, or 27.6%, compared to 2017. Total 2017 net charge-offs at $69.7 million, or 0.29% of average loans, increased $40.9 million compared to $28.7 million, or 0.12% of average loans, for 2016. Total 2017 net charge-offs were elevated primarily due to $34.2 million in net charge-offs recorded during the third quarter of 2017 in conjunction with certain balance sheet restructuring actions which also included the transfer of $77.8 million in loans (consisting primarily of non-performing loans) to held-for-sale.
The following table shows net charge-offs (recoveries) by portfolio class for the years ended December 31, 2018, 2017 and 2016.

Table 24 - Net Charge-offs (Recoveries) by Portfolio Class
	Years Ended December 31,
	2018		2017		2016
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial, financial and agricultural	$39,246	0.54%	$25,427	0.36%	$12,255	0.18%
Owner-occupied	2,364	0.05	17,132	0.36	3,713	0.08
Total commercial and industrial	41,610	0.34	42,559	0.36	15,968	0.14
Investment properties	1,301	0.02	658	0.01	5,711	0.10
1-4 family properties	(1,785)	(0.24)	2,678	0.32	(1,842)	(0.19)
Land and development	(5,296)	(1.32)	831	0.15	(879)	(0.13)
Total commercial real estate	(5,780)	(0.09)	4,167	0.06	2,990	0.04
Consumer mortgages	390	0.01	8,385	0.34	1,425	0.07
Home equity lines	1,795	0.12	4,328	0.28	1,462	0.09
Credit cards	4,831	2.02	4,931	2.17	4,500	1.92
Other consumer loans	7,564	0.44	5,305	0.49	2,393	0.39
Total consumer	14,580	0.24	22,949	0.43	9,780	0.21
Total net charge-offs	$50,410	0.20%	$69,675	0.29%	$28,738	0.12%

(1)	Net charge-off ratio as a percentage of average loans.
Provision for Loan Losses and Allowance for Loan Losses
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 4 - Loans and Allowance for Loan Losses" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of this Report for further information.
Provision for loan losses for the years ended December 31, 2018, 2017, and 2016 was $51.7 million, $67.2 million, and $28.0 million, respectively. The provision for loan losses for the year ended December 31, 2017 was elevated primarily due to Synovus' completion of certain balance sheet restructuring actions in the third quarter of 2017 in conjunction with transferring $77.8 million in loans (consisting primarily of non-performing loans) to held-for-sale. This action resulted in provision expense of $27.7 million due to the actual or planned sale of such loans in an accelerated timeline.
The allowance for loan losses at December 31, 2018 was $250.6 million, or 0.97% of total loans, compared to $249.3 million, or 1.01% of total loans, at December 31, 2017.

A summary by loan category of loans charged off, recoveries of loans previously charged off, and additions to the allowance through provision for loan losses for the years ended December 31, 2018 and 2017, 2016, 2015, and 2014 is presented in the following table:

Table 25 - Allowance for Loan Losses – Summary of Activity by Loan Category
	Years Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Allowance for loan losses at beginning of year	$249,268	$251,758	$252,496	$261,317	$307,560
Allowance for loan losses of sold Memphis loans	—	—	—	—	(1,019)
Loans charged off
Commercial:
Commercial, financial, and agricultural	45,831	31,154	20,058	16,589	30,024
Owner-occupied	2,944	18,090	4,981	5,994	8,917
Real estate — construction	2,341	5,294	6,815	9,019	31,753
Real estate — mortgage	2,067	6,899	11,401	4,979	17,963
Total commercial	53,183	61,437	43,255	36,581	88,657
Consumer:
Real estate — mortgage	6,165	16,901	6,071	13,020	15,636
Consumer loans — credit cards	5,462	5,755	5,376	5,382	6,114
Consumer loans — other	9,244	6,326	3,258	2,356	3,131
Total consumer	20,871	28,982	14,705	20,758	24,881
Total loans charged off	74,054	90,419	57,960	57,339	113,538
Recoveries of loans previously charged off
Commercial:
Commercial, financial, and agricultural	6,585	5,727	7,803	8,125	13,287
Owner-occupied	580	958	1,268	486	1,341
Real estate — construction	7,351	4,173	7,846	8,202	8,714
Real estate — mortgage	2,837	3,853	7,380	5,442	3,073
Total commercial	17,353	14,711	24,297	22,255	26,415
Consumer:
Real estate — mortgage	3,980	4,188	3,184	4,518	5,832
Consumer loans — credit cards	631	824	876	1,391	1,583
Consumer loans — other	1,680	1,021	865	1,344	653
Total consumer	6,291	6,033	4,925	7,253	8,068
Recoveries of loans previously charged off	23,644	20,744	29,222	29,508	34,483
Net loans charged off	50,410	69,675	28,738	27,831	79,055
Provision for loan losses	51,697	67,185	28,000	19,010	33,831
Allowance for loan losses at end of year	$250,555	$249,268	$251,758	$252,496	$261,317
Ratios:
Allowance for loan losses to loans, net of deferred fees and costs	0.97%	1.01%	1.06%	1.13%	1.24%
Net charge-offs as a percentage of average loans net of deferred fees and costs	0.20%	0.29%	0.12%	0.13%	0.39%
Allowance to non-performing loans excluding collateral-dependent impaired loans with no related allowance	297.68%	238.44%	202.01%	189.47%	197.22%

The following table shows the allocation of the allowance for loan losses by loan category at December 31, 2018, 2017, 2016, 2015, and 2014.

Table 26 - Allocation of Allowance for Loan Losses
	December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial
Commercial, financial, and agricultural	$92,608	28.7%	$87,781	29.0%	$88,208	29.0%	$83,859	28.8%	$76,981	29.3%
Owner-occupied	40,515	20.5	39,022	19.5	37,570	19.4	39,130	19.2	41,129	19.4
Real estate — construction	24,278	5.5	27,518	6.5	33,827	7.1	38,354	9.7	48,742	8.1
Real estate — mortgage	44,518	19.8	47,479	21.5	47,989	23.7	48,779	23.2	52,729	24.7
Total commercial	201,919	74.5	201,800	76.5	207,594	79.2	210,122	80.9	219,581	81.5

Consumer
Real estate — mortgage	24,752	17.1	24,771	16.7	28,381	16.4	29,579	16.1	29,887	15.9
Consumer loans — credit cards	12,613	1.0	10,378	0.9	8,936	1.0	8,604	1.1	9,853	1.2
Consumer loans — other	11,271	7.4	12,319	5.9	6,847	3.4	4,191	1.9	1,996	1.4
Total consumer	48,636	25.5	47,468	23.5	44,164	20.8	42,374	19.1	41,736	18.5
Total allowance for loan losses	$250,555	100.0%	$249,268	100.0%	$251,758	100.0%	$252,496	100.0%	$261,317	100.0%

(1)	Loan balance in each category expressed as a percentage of total loans, net of deferred fees and costs. See Table 12 - Composition of Loan Portfolio for calculation.

Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by their primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach to the Basel III Final Rule. At December 31, 2018, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 27 – Capital Ratios
(dollars in thousands)	December 31, 2018	December 31, 2017
CET1 capital (transitional)
Synovus Financial Corp.	$2,897,997	$2,763,168
Synovus Bank	3,382,497	3,155,163
Tier 1 risk-based capital
Synovus Financial Corp.	3,090,416	2,872,001
Synovus Bank	3,382,497	3,155,163
Total risk-based capital
Synovus Financial Corp.	3,601,376	3,383,081
Synovus Bank	3,633,457	3,406,243
CET1 capital ratio (transitional)
Synovus Financial Corp.	9.95%	9.99%
Synovus Bank	11.62	11.43
Tier 1 risk-based capital ratio
Synovus Financial Corp.	10.61	10.38
Synovus Bank	11.62	11.43
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.37	12.23
Synovus Bank	12.49	12.33
Leverage ratio
Synovus Financial Corp.	9.60	9.19
Synovus Bank	10.51	10.12
Tangible common equity to tangible assets ratio(1)
Synovus Financial Corp.	8.81	8.88

(1)	See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
The Basel III capital rules became effective January 1, 2015, for Synovus and Synovus Bank, subject to a transition period for several aspects, including the capital conservation buffer. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 11 - Regulatory Capital" in this Report.
At December 31, 2018, Synovus' CET1 ratio was 9.95% under the Basel III transitional provisions, and the estimated fully phased-in CET1 ratio was 9.92%, both of which are well in excess of regulatory requirements including the capital conservation buffer. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in this Report for applicable reconciliation to the most comparable GAAP measure. Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements inclusive of the capital conservation buffer.
In December 2018, the federal banking regulators adopted as final the transitional arrangements to permit banking organizations to phase-in the day-one impact of the adoption of ASU 2016-13, referred to as the current expected credit loss model, on regulatory capital over a period of three years. For additional information on ASU 2016-13, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in this Report.
On June 21, 2018, Synovus completed a public offering of $200 million of Series D Preferred Stock. The offering generated net proceeds of $195.1 million, which were largely used to fund the redemption of all of the outstanding shares of Series C Preferred Stock on August 1, 2018 for an aggregate redemption price of $130 million.

During both 2018 and 2017, Synovus repurchased $175.0 million of common stock and during 2016, Synovus repurchased $262.9 million of common stock.
During the fourth quarter of 2018, the Board of Directors authorized a new share repurchase program of up to $400 million, of which $300-$325 million is currently expected to be repurchased during 2019. Additionally, the Board of Directors approved a 20% increase in the quarterly common stock dividend to $0.30 per share, effective with the quarterly dividend payable in April 2019. Under the new share repurchase program, Synovus has repurchased $252.0 million, or 6.8 million shares, of common stock as of February 26, 2019.
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
During 2018, Synovus Bank and non-bank subsidiaries made upstream cash distributions to the Parent Company totaling $260.0 million including cash dividends of $250.0 million. During 2017, Synovus Bank and non-bank subsidiaries made upstream cash distributions to the Parent Company totaling $451.0 million including cash dividends of $283.2 million. During 2016, Synovus Bank paid upstream cash dividends of $325.0 million to the Parent Company.
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
Synovus Bank also generates liquidity through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. On September 25, 2017, Synovus Bank completed the Cabela's Transaction and thereby retained WFB's $1.10 billion brokered time deposit portfolio with a weighted average remaining maturity of 2.53 years and a weighted average rate of 1.83 percent (the balance of these deposits at December 31, 2018 was $707.2 million). Synovus Bank has the capacity to access funding through its membership in the FHLB system. At December 31, 2018, based on currently pledged collateral, Synovus Bank had access to incremental funding of $728.4 million, subject to FHLB credit policies, through utilization of FHLB advances.
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
On June 21, 2018, Synovus completed a public offering of $200 million of Series D Preferred Stock. The offering generated net proceeds of $195.1 million, which were largely used to fund the redemption of all of the outstanding shares of Series C Preferred Stock on August 1, 2018 for an aggregate redemption price of $130 million. Concurrent with the redemption of the Series C Preferred Stock, Synovus recognized a one-time, non-cash redemption charge of $4.0 million.

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
Contractual Cash Obligations
The following table summarizes, by remaining maturity, Synovus’ significant contractual cash obligations at December 31, 2018. Excluded from the table below are certain liabilities with variable cash flows and/or no contractual maturity. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 15 - Commitments and Contingencies" of this Report for information on Synovus' commitments to extend credit including loan commitments and letters of credit along with commitments pursuant to low income housing tax credit partnerships. Additionally, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 8 - Deposits" of this Report for information on contractual maturities of time deposits.

Table 28 - Contractual Cash Obligations
	Payments Due After December 31, 2018
(in thousands)	1 Year or Less	Over 1 - 3 Years	4 - 5 Years	After 5 Years	Total
Long-term debt obligations	$52,462	$931,491	$589,596	$294,041	$1,867,590
Short-term borrowings	655,525	—	—	—	655,525
Capital lease obligations	113	229	249	1,022	1,613
Minimum operating lease obligations	27,539	54,972	53,193	83,316	219,020
Purchase commitments(1)	45,864	35,491	8,261	—	89,616
Commitments to fund low income housing tax credit partnerships(2)	40,404	5,545	220	954	47,123
Total contractual cash obligations	$821,907	$1,027,728	$651,519	$379,333	$2,880,487

(1)	Legally binding purchase obligations of $1.0 million or more.

(2)	Commitments to fund investments in low income housing tax credit partnerships have scheduled funding dates that are contingent on events that have not yet occurred, and may be subject to change.
Short-term Borrowings
The following table sets forth certain information regarding Synovus' short-term borrowings which include federal funds purchased, securities sold under repurchase agreements, and FHLB advances with original maturities of one year or less.

Table 29 - Short-term Borrowings
(dollars in thousands)	2018	2017	2016
Balance at December 31,	$887,692	$261,190	$159,699
Weighted average interest rate at December 31,	1.93%	0.65%	0.08%
Maximum month end balance during the year	$887,692	$390,044	$414,245
Average amount outstanding during the year	371,933	256,011	278,273
Weighted average interest rate during the year	0.96%	0.37%	0.18%

Earning Assets and Sources of Funds
Average total assets for 2018 increased $881.6 million, or 2.9%, to $31.67 billion as compared to average total assets for 2017. Average earning assets increased $966.3 million, or 3.3%, in 2018 as compared to the prior year. Average earning assets represented 94.3% and 93.8% of average total assets for 2018 and 2017, respectively. The increase in average earning assets resulted primarily from a $807.4 million increase in average net loans, and a $224.0 million increase in average investment securities. These increases were partially offset by a $45.6 million decrease in average interest-bearing funds held at the Federal Reserve Bank. Average time deposits, average non-interest-bearing demand deposits, and average money market deposits increased by $543.9 million, $305.2 million and $141.8 million, respectively, and represented the primary funding source growth for the year.
Average total assets for 2017 increased $1.31 billion, or 4.4%, to $30.79 billion as compared to average total assets for 2016. Average earning assets increased $1.36 billion, or 4.9%, in 2017 as compared to the prior year. Average earning assets represented 93.8% and 93.4% of average total assets for 2017 and 2016, respectively. The increase in average earning assets resulted primarily from a $1.29 billion increase in average net loans, and a $286.3 million increase in average investment securities. These increases were partially offset by a $272.2 million decrease in average interest-bearing funds held at the Federal Reserve Bank. Average interest-bearing demand deposits, non-interest-bearing demand deposits, and average money market deposits increased by $568.0 million, $333.8 million and $341.0 million, respectively, and represented the primary funding source growth for the year.
For more detailed information on the average balance sheets for the years ended December 31, 2018, 2017, and 2016, refer to Table 16 - Average Balances, Interest, and Yields/Rates.
The table below shows the maturities of selected loan categories as of December 31, 2018. Also provided are the amounts due after one year, classified according to the sensitivity in interest rates. Actual repayments of loans may differ from the contractual maturities reflected therein because borrowers have the right to prepay obligations with and without prepayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could create differences between the contractual maturities and the actual repayment of such loans.

Table 30 - Loan Maturities and Interest Rate Sensitivity
	December 31, 2018
(in thousands)	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total
Selected loan categories:
Commercial, financial, and agricultural	$2,033,431	$4,026,794	$1,389,473	$7,449,698
Owner-occupied	1,019,081	2,927,355	1,385,072	5,331,508
Real estate - construction	578,422	793,892	45,843	1,418,157
Total	$3,630,934	$7,748,041	$2,820,388	$14,199,363

Loans due after one year:
Having predetermined interest rates				$4,570,603
Having floating or adjustable interest rates				5,997,826
Total				$10,568,429

Recently Issued Accounting Standards
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for further information.

Non-GAAP Financial Measures
The measures entitled adjusted non-interest income; adjusted non-interest expense; adjusted total revenues; adjusted tangible efficiency ratio; average core deposits; adjusted return on average assets; adjusted net income available to common shareholders; adjusted net income per common share, diluted; adjusted return on average common equity; return on average tangible common equity; adjusted return on average tangible common equity; tangible common equity to tangible assets ratio; and CET1 ratio (fully phased-in) are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest income, total non-interest expense, total revenues, efficiency ratio, total average deposits, return on average assets, net income available to common shareholders, net income per common share, diluted, return on average common equity, the ratio of total shareholders’ equity to total assets, and the CET1 ratio, respectively.

Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted non-interest income and adjusted total revenues are measures used by management to evaluate non-interest income and total revenues exclusive of net investment securities gains/losses, changes in fair value of private equity investments, net, and the Cabela's Transaction Fee. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Average core deposits is a measure used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. Adjusted return on average assets, adjusted net income available to common shareholders, adjusted net income per common share, diluted, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. The return on average tangible common equity is a measure used by management to compare Synovus’ performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The adjusted return on average tangible common equity is a measure used by management in the same manner as the return on average tangible common equity except it is exclusive of items that are not indicative of ongoing operations and impact period-to-period comparisons. The tangible common equity to tangible assets ratio and the CET1 ratio (fully phased-in) are used by management and bank regulators to assess the strength of our capital position. The computations of these measures are set forth in the tables below.

Table 31 - Reconciliation of Non-GAAP Financial Measures
	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Adjusted non-interest income
Total non-interest income	$280,093	$345,327	$273,194
Subtract: Cabela's Transaction Fee	—	(75,000)	—
Add/subtract: Investment securities losses (gains), net	1,296	289	(6,011)
Add: Decrease in fair value of private equity investments, net	4,743	3,093	1,026
Adjusted non-interest income	$286,132	$273,709	$268,209

Adjusted non-interest expense
Total non-interest expense	$829,455	$821,313	$755,923
Subtract: Discounts to fair value for ORE accelerated dispositions	—	(7,082)	—
Subtract: Asset impairment charges related to accelerated disposition of corporate real estate and other properties	—	(1,168)	—
Subtract: Earnout liability adjustments	(11,652)	(3,759)	—
Subtract: Merger-related expense	(10,065)	(110)	(1,636)
Add/subtract: Litigation settlement/contingency expense	4,026	(701)	(2,511)
Add/subtract: Restructuring charges, net	51	(7,014)	(8,267)
Subtract: Amortization of intangibles	(1,167)	(1,059)	(521)
Subtract: Valuation adjustment to Visa derivative	(2,328)	—	(5,795)
Subtract: Loss on early extinguishment of debt, net	—	(23,160)	(4,735)
Adjusted non-interest expense	$808,320	$777,260	$732,458

Adjusted total revenues and adjusted tangible efficiency ratio
Adjusted non-interest expense	$808,320	$777,260	$732,458
Net interest income	1,148,413	1,023,309	899,180
Add: Tax equivalent adjustment	553	1,124	1,285
Add: Total non-interest income	280,093	345,327	273,194
Add/subtract: Investment securities losses (gains), net	1,296	289	(6,011)
Total FTE revenues	$1,430,355	$1,370,049	$1,167,648
Subtract: Cabela's Transaction Fee	—	(75,000)	—
Add: Decrease in fair value of private equity investments, net	4,743	3,093	1,026
Adjusted total revenues	$1,435,098	$1,298,142	$1,168,674
Efficiency ratio	57.99%	59.95%	64.74%
Adjusted tangible efficiency ratio	56.33	59.87	62.67

	December 31,
Average core deposits	2018	2017
Average total deposits	$26,344,118	$25,374,388
Subtract: Average brokered deposits	(1,817,120)	(1,624,381)
Average core deposits	$24,526,998	$23,750,007

Table 31 - Reconciliation of Non-GAAP Financial Measures, continued
	Years Ended December 31,
(in thousands, except per share data)	2018	2017
Adjusted return on average assets
Net income	$428,476	$275,474
Subtract: Cabela's Transaction Fee	—	(75,000)
Add: Provision expense on loans transferred to held-for-sale	—	27,710
Add: Discounts to fair value for ORE accelerated dispositions	—	7,082
Add: Asset impairment charges related to accelerated disposition of corporate real estate and other properties	—	1,168
Subtract/add: Income tax (benefit) expense, net related to Federal Tax Reform, SAB 118, State Tax Reform, and adjusted portion of other discrete items	(9,148)	42,334
Add: Earnout liability adjustments	11,652	3,759
Add: Merger-related expense	10,065	110
Subtract/add: Litigation settlement/contingency expense	(4,026)	701
Subtract/add: Restructuring charges, net	(51)	7,014
Add: Amortization of intangibles	1,167	1,059
Add: Valuation adjustment to Visa derivative	2,328	—
Add: Loss on early extinguishment of debt, net	—	23,160
Add: Investment securities losses, net	1,296	289
Add: Decrease in fair value of private equity investments, net	4,743	3,093
Subtract/add: Tax effect of adjustments	(1,283)	1,337
Adjusted net income	$445,219	$319,290
Total average assets	$31,668,847	$30,787,288
Return on average assets	1.35%	0.89%
Adjusted return on average assets	1.41	1.04

Adjusted net income available to common shareholders and adjusted net income per common share, diluted
Net income available to common shareholders	$410,478	$265,236
Subtract: Cabela's Transaction Fee	—	(75,000)
Add: Provision expense on loans transferred to held-for-sale	—	27,710
Add: Discounts to fair value for ORE accelerated dispositions	—	7,082
Add: Asset impairment charges related to accelerated disposition of corporate real estate and other properties	—	1,168
Subtract/add: Income tax (benefit) expense, net related to Federal Tax Reform, SAB 118, State Tax Reform, and adjusted portion of other discrete items	(9,148)	42,334
Add: Earnout liability adjustments	11,652	3,759
Add: Preferred stock redemption charge	4,020	—
Add: Merger-related expense	10,065	110
Subtract/add: Litigation settlement/contingency expense	(4,026)	701
Subtract/add: Restructuring charges, net	(51)	7,014
Add: Amortization of intangibles	1,167	1,059
Add: Valuation adjustment to Visa derivative	2,328	—
Add: Loss on early extinguishment of debt, net	—	23,160
Add: Investment securities losses, net	1,296	289
Add: Decrease in fair value of private equity investments, net	4,743	3,093
Subtract/add: Tax effect of adjustments	(1,283)	1,337
Adjusted net income available to common shareholders	$431,241	$309,052
Weighted average common shares outstanding, diluted	118,378	122,012
Adjusted net income per common share, diluted	$3.64	$2.53

Table 31 - Reconciliation of Non-GAAP Financial Measures, continued
	Years Ended December 31,
(dollars in thousands)	2018	2017
Adjusted return on average common equity, return on average tangible common equity, and adjusted return on average tangible common equity
Net income available to common shareholders	$410,478	$265,236
Subtract: Cabela's Transaction Fee	—	(75,000)
Add: Provision expense on loans transferred to held-for-sale	—	27,710
Add: Discounts to fair value for ORE accelerated dispositions	—	7,082
Add: Asset impairment charges related to accelerated disposition of corporate real estate and other properties	—	1,168
Subtract/add: Income tax (benefit) expense, net related to Federal Tax Reform, SAB 118, State Tax Reform, and adjusted portion of other discrete items	(9,148)	42,334
Add: Preferred stock redemption charge	4,020	—
Add: Earnout liability adjustments	11,652	3,759
Add: Merger-related expense	10,065	110
Subtract/add: Litigation settlement/contingency expense	(4,026)	701
Subtract/add: Restructuring charges, net	(51)	7,014
Add: Amortization of intangibles	1,167	1,059
Add: Valuation adjustment to Visa derivative	2,328	—
Add: Loss on early extinguishment of debt, net	—	23,160
Add: Investment securities losses, net	1,296	289
Add: Decrease in fair value of private equity investments, net	4,743	3,093
Subtract/add: Tax effect of adjustments	(1,283)	1,337
Adjusted net income available to common shareholders	$431,241	$309,052

Net income available to common shareholders	$410,478	$265,236
Add: Amortization of intangibles	893	667
Net income available to common shareholders excluding amortization of intangibles	$411,371	$265,903

Total average shareholders' equity less preferred stock	$2,821,311	$2,844,570
Subtract: Goodwill	(57,315)	(57,779)
Subtract: Other intangible assets, net	(10,424)	(12,030)
Total average tangible shareholders' equity less preferred stock	$2,753,572	$2,774,761
Return on average common equity	14.55%	9.32%
Adjusted return on average common equity	15.29	10.86
Return on average tangible common equity	14.94	9.58
Adjusted return on average tangible common equity	15.66	11.14

Table 31 - Reconciliation of Non-GAAP Financial Measures, continued
	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Tangible common equity to tangible assets ratio
Total assets	$32,669,192	$31,221,837	$30,104,002	$28,792,653	$27,050,237
Subtract: Goodwill	(57,315)	(57,315)	(59,678)	(24,431)	(24,431)
Subtract: Other intangible assets, net	(9,875)	(11,254)	(13,223)	(471)	(1,265)
Tangible assets	$32,602,002	$31,153,268	$30,031,101	$28,767,751	$27,024,541

Total shareholders’ equity	$3,133,602	$2,961,566	$2,927,924	$3,000,196	$3,041,270
Subtract: Goodwill	(57,315)	(57,315)	(59,678)	(24,431)	(24,431)
Subtract: Other intangible assets, net	(9,875)	(11,254)	(13,223)	(471)	(1,265)
Subtract: Preferred Stock, no par value	(195,140)	(125,980)	(125,980)	(125,980)	(125,980)
Tangible common equity	$2,871,272	$2,767,017	$2,729,043	$2,849,314	$2,889,594
Total shareholders’ equity to total assets ratio	9.59%	9.49%	9.73%	10.42%	11.24%
Tangible common equity to tangible assets ratio	8.81	8.88	9.09	9.90	10.69

December 31,
(dollars in thousands)	2018
CET1 ratio (fully phased-in)
CET1	$2,897,997
Subtract: Adjustment related to capital components	(2,721)
CET1 (fully phased-in)	$2,895,276
Total risk-weighted assets	$29,121,309
Total risk-weighted assets (fully phased-in)	$29,198,139
CET1 ratio	9.95%
CET1 ratio (fully phased-in)	9.92

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
Managing interest rate risk is a primary goal of the asset liability management function. Synovus attempts to achieve consistency in net interest income while limiting volatility arising from changes in interest rates. Synovus seeks to accomplish this goal by balancing the maturity and repricing characteristics of assets and liabilities along with the selective use of derivative instruments. Synovus manages its exposure to fluctuations in interest rates through policies established by ALCO and approved by the Risk Committee of the Board of Directors. ALCO meets periodically and has responsibility for developing asset liability management policies, reviewing the interest rate sensitivity of Synovus, and developing and implementing strategies to improve balance sheet structure and interest rate risk positioning.
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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve's current targeted range of 2.25% to 2.50% and the current prime rate of 5.50%. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a gradual decrease of 100 basis points, to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity model indicates that, compared with a net interest income forecast assuming stable rates, net interest income is projected to increase by 2.0% and increase by 3.4% if interest rates increased by 100 and 200 basis points, respectively. Net interest income is projected to decline by 2.0% if interest rates decreased by 100 basis points. These changes are within Synovus' policy limit of a maximum 5% negative change.

Table 32 - Twelve Month Net Interest Income Sensitivity(1)
Change in Short-term Interest Rates (in basis points)	Estimated Change in Net Interest Income As of December 31,
	2018	2017
+200	3.4%	3.6%
+100	2.0%	1.9%
Flat	—%	—%
-100	-2.0%	-4.7%

(1)	Does not include assets and liabilities of FCB which were acquired January 1, 2019.
The measured interest rate sensitivity indicates an asset sensitive position over the next year, which could serve to improve net interest income in a rising interest rate environment or reduce net interest income in a declining rate environment. The actual realized change in net interest income would depend on several factors, some of which could serve to diminish or eliminate the asset sensitivity in a rising rate environment. These factors include a higher than projected level of deposit customer migration to higher cost deposits, such as certificates of deposit, which would increase total interest expense and serve to reduce the realized level of asset sensitivity. Another factor which could impact the realized interest rate sensitivity in a rising rate environment is the repricing behavior of interest-bearing non-maturity deposits.

While all of the above estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions and their impact on loan and deposit pricing would be expected to have a significant impact on the realized level of net interest income. Actual realized balance sheet growth and mix would also impact the realized level of net interest income.
The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter term time horizon. Synovus also evaluates potential longer term interest rate risk through modeling and evaluation of economic value of equity (EVE). This EVE modeling allows Synovus to capture longer-term repricing risk and options risk embedded in the balance sheet. Simulation modeling is utilized to measure the economic value of equity and its sensitivity to immediate changes in interest rates. These simulations value only the current balance sheet and do not incorporate growth assumptions used in the net interest income simulation. The EVE is the net fair value of assets, liabilities, and off-balance sheet financial instruments derived from the present value of future cash flows discounted at current market interest rates. From this baseline valuation, Synovus evaluates changes in the value of each of these items in various interest rate scenarios to determine the net impact on the economic value of equity. Key assumptions utilized in the model, namely loan and investment prepayments, deposit repricing betas, and non-maturity deposit durations have a significant impact on the results of the EVE simulations.
As illustrated in the table below, the EVE model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 1.3% and 0.7%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. EVE is projected to decrease by 13.9% assuming an immediate and sustained decrease of 100 basis points. These changes are within Synovus' policy limit of a maximum negative change of 20%. These metrics reflect a relatively stable interest rate risk position compared to last year.

Table 33 - Economic Value of Equity Sensitivity(1)
Immediate Change in Interest Rates (in basis points)	Estimated Change in EVE As of December 31,
	2018	2017
+200	0.7%	-0.2%
+100	1.3%	1.6%
-100	-13.9%	-16.9%

(1)	Does not include assets and liabilities of FCB which were acquired January 1, 2019.
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
Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. These interest rate swap transactions generally involve the exchange of fixed and floating interest rate payment obligations without the exchange of underlying principal amounts. Swaps may be designated as either cash flow hedges or fair value hedges. As of December 31, 2018 and December 31, 2017, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Synovus Financial Corp.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Synovus Financial Corp. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
February 28, 2019

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Synovus Financial Corp.:

Opinion on Internal Control Over Financial Reporting
We have audited Synovus Financial Corp.’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Atlanta, Georgia
February 28, 2019

Synovus Financial Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2018	2017
ASSETS
Cash and due from banks	$468,426	$397,848
Interest-bearing funds with Federal Reserve Bank	641,476	460,928
Interest earning deposits with banks	19,841	26,311
Federal funds sold and securities purchased under resale agreements	13,821	47,846
Total cash, cash equivalents, restricted cash, and restricted cash equivalents(1)	1,143,564	932,933
Mortgage loans held for sale, at fair value	37,129	48,024
Investment securities available for sale, at fair value	3,991,632	3,987,069
Loans, net of deferred fees and costs	25,946,573	24,787,464
Allowance for loan losses	(250,555)	(249,268)
Loans, net	25,696,018	24,538,196
Cash surrender value of bank-owned life insurance	554,134	540,958
Premises and equipment, net	434,307	426,813
Goodwill	57,315	57,315
Other intangible assets	9,875	11,254
Deferred tax asset, net	141,134	165,788
Other assets	604,084	513,487
Total assets	$32,669,192	$31,221,837
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$7,650,967	$7,686,339
Interest-bearing deposits	19,069,355	18,461,561
Total deposits	26,720,322	26,147,900
Federal funds purchased and securities sold under repurchase agreements	237,692	161,190
Other short-term borrowings	650,000	100,000
Long-term debt	1,657,157	1,606,138
Other liabilities	270,419	245,043
Total liabilities	29,535,590	28,260,271
Shareholders' Equity
Series C Preferred Stock - no par value; 5,200,000 outstanding at December 31, 2017	—	125,980
Series D Preferred Stock - no par value; authorized 100,000,000 shares; 8,000,000 shares issued and outstanding at December 31, 2018	195,140	—
Common stock - $1.00 par value; authorized 342,857,143 shares; 143,300,449 issued at December 31, 2018 and 142,677,449 issued at December 31, 2017; 115,865,510 outstanding at December 31, 2018 and 118,897,295 outstanding at December 31, 2017	143,300	142,678
Additional paid-in capital	3,060,561	3,043,129
Treasury stock, at cost – 27,434,939 shares at December 31, 2018 and 23,780,154 shares at December 31, 2017	(1,014,746)	(839,674)
Accumulated other comprehensive loss, net	(94,420)	(54,754)
Retained earnings	843,767	544,207
Total shareholders’ equity	3,133,602	2,961,566
Total liabilities and shareholders' equity	$32,669,192	$31,221,837

See accompanying notes to audited consolidated financial statements.

(1)	See "Note 1 - Summary of Significant Accounting Policies" of this Report for information on Synovus' change in presentation of cash and cash equivalents.

Synovus Financial Corp.
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Interest income:
Loans, including fees	$1,226,648	$1,064,276	$944,233
Investment securities available for sale	96,928	82,699	67,467
Mortgage loans held for sale	1,950	1,926	2,646
Federal Reserve Bank balances	10,156	6,470	4,356
Other earning assets	8,623	7,126	4,101
Total interest income	1,344,305	1,162,497	1,022,803
Interest expense:
Deposits	143,871	81,325	64,206
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	3,553	950	501
Long-term debt	48,468	56,913	58,916
Total interest expense	195,892	139,188	123,623
Net interest income	1,148,413	1,023,309	899,180
Provision for loan losses	51,697	67,185	28,000
Net interest income after provision for loan losses	1,096,716	956,124	871,180
Non-interest income:
Service charges on deposit accounts	80,840	81,419	83,246
Fiduciary and asset management fees	54,685	50,485	46,594
Card fees	42,503	39,376	39,302
Brokerage revenue	36,567	29,705	27,028
Mortgage banking income	18,958	22,798	24,259
Income from bank-owned life insurance	15,403	13,460	11,364
Cabela's Transaction Fee	—	75,000	—
Investment securities (losses) gains, net	(1,296)	(289)	6,011
Other fee income	19,974	20,168	20,220
Other non-interest income	12,459	13,205	15,170
Total non-interest income	280,093	345,327	273,194
Non-interest expense:
Salaries and other personnel expense	453,420	433,321	402,026
Net occupancy and equipment expense	130,482	119,964	109,347
Third-party processing expense	58,625	54,708	46,320
FDIC insurance and other regulatory fees	24,494	27,011	26,714
Professional fees	26,737	26,232	26,698
Advertising expense	20,881	22,948	20,264
Foreclosed real estate expense, net	2,204	12,540	12,838
Loss on early extinguishment of debt, net	—	23,160	4,735
Earnout liability adjustments	11,652	5,466	—
Merger-related expense	10,065	110	1,636
Other operating expenses	90,895	95,853	105,345
Total non-interest expense	829,455	821,313	755,923
Income before income taxes	547,354	480,138	388,451
Income tax expense	118,878	204,664	141,667
Net income	428,476	275,474	246,784
Less: Preferred stock dividends and redemption charge	17,998	10,238	10,238
Net income available to common shareholders	$410,478	$265,236	$236,546
Net income per common share, basic	$3.49	$2.19	$1.90
Net income per common share, diluted	3.47	2.17	1.89
Weighted average common shares outstanding, basic	117,644	121,162	124,389
Weighted average common shares outstanding, diluted	118,378	122,012	125,078

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Comprehensive Income

	December 31, 2018			December 31, 2017			December 31, 2016
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$547,354	$(118,878)	$428,476	$480,138	$(204,664)	$275,474	$388,451	$(141,667)	$246,784
Net change related to cash flow hedges:
Reclassification adjustment for losses realized in net income	—	—	—	130	(50)	80	467	(180)	287
Net unrealized (losses) gains on investment securities available for sale:
Reclassification adjustment for net losses (gains) realized in net income	1,296	(336)	960	289	(111)	178	(6,011)	2,314	(3,697)
Net unrealized (losses) gains arising during the period	(44,565)	11,542	(33,023)	1,038	(362)	676	(36,432)	14,027	(22,405)
Net unrealized (losses) gains	(43,269)	11,206	(32,063)	1,327	(473)	854	(42,443)	16,341	(26,102)
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(132)	34	(98)	(110)	43	(67)	(144)	56	(88)
Actuarial (losses) gains arising during the period	(46)	12	(34)	61	(23)	38	102	(39)	63
Net decrease in unrealized gains, net	(178)	46	(132)	(49)	20	(29)	(42)	17	(25)
Other comprehensive (loss) income	$(43,447)	$11,252	$(32,195)	$1,408	$(503)	$905	$(42,018)	$16,178	$(25,840)
Comprehensive income			$396,281			$276,379			$220,944

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Changes in Shareholders' Equity

(in thousands, except per share data)	Series C Preferred Stock	Series D Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2015	$125,980	$—	$140,592	$2,989,981	$(401,511)	$(29,819)	$174,973	$3,000,196
Net income	—	—	—	—	—	—	246,784	246,784
Other comprehensive loss, net of income taxes	—	—	—	—	—	(25,840)	—	(25,840)
Cash dividends declared on common stock - $0.48 per share	—	—	—	—	—	—	(59,425)	(59,425)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	—	(10,238)	(10,238)
Repurchases of common stock	—	—	—	—	(263,084)	—	—	(263,084)
Issuance of common stock for acquisition	—	—	821	25,771	—	—	—	26,592
Restricted share unit vesting and taxes paid related to net share settlement	—	—	316	(5,030)	—	—	(327)	(5,041)
Stock options exercised	—	—	297	4,858	—	—	—	5,155
Share-based compensation net tax deficiency	—	—	—	(790)	—	—	—	(790)
Share-based compensation expense	—	—	—	13,615	—	—	—	13,615
Balance at December 31, 2016	$125,980	$—	$142,026	$3,028,405	$(664,595)	$(55,659)	$351,767	$2,927,924
Net income	—	—	—	—	—	—	275,474	275,474
Other comprehensive income, net of income taxes	—	—	—	—	—	905	—	905
Cash dividends declared on common stock - $0.60 per share	—	—	—	—	—	—	(72,506)	(72,506)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	—	(10,238)	(10,238)
Repurchases of common stock	—	—	—	—	(175,079)	—	—	(175,079)
Issuance of common stock for earnout payment	—	—	118	5,342	—	—	—	5,460
Restricted share unit vesting and taxes paid related to net share settlement	—	—	336	(8,039)	—	—	(290)	(7,993)
Stock options exercised	—	—	198	3,242	—	—	—	3,440
Share-based compensation expense	—	—	—	14,179	—	—	—	14,179
Balance at December 31, 2017	$125,980	$—	$142,678	$3,043,129	$(839,674)	$(54,754)	$544,207	$2,961,566
Cumulative-effect adjustment from adoption of ASU 2014-09	—	—	—	—	—	—	(685)	(685)
Reclassification from adoption of ASU 2018-02	—	—	—	—	—	(7,588)	7,588	—
Cumulative-effect adjustment from adoption of ASU 2016-01	—	—	—	—	—	117	(117)	—
Net income	—	—	—	—	—	—	428,476	428,476
Other comprehensive loss, net of income taxes	—	—	—	—	—	(32,195)	—	(32,195)
Cash dividends declared on common stock - $1.00 per share	—	—	—	—	—	—	(117,355)	(117,355)
Cash dividends paid on Series C Preferred Stock	—	—	—	—	—	—	(7,678)	(7,678)
Redemption of Series C Preferred Stock	(125,980)	—	—	—	—	—	(4,020)	(130,000)
Issuance of Series D Preferred Stock, net of issuance costs	—	195,140	—	—	—	—	—	195,140
Cash dividends paid on Series D Preferred Stock	—	—	—	—	—	—	(6,300)	(6,300)
Repurchases of common stock	—	—	—	—	(175,072)	—	—	(175,072)
Issuance of common stock for earnout payment	—	—	199	7,228	—	—	—	7,427
Restricted share unit vesting and taxes paid related to net share settlement	—	—	297	(8,452)	—	—	(349)	(8,504)
Stock options exercised	—	—	126	2,013	—	—	—	2,139
Share-based compensation expense	—	—	—	16,643	—	—	—	16,643
Balance at December 31, 2018	$—	$195,140	$143,300	$3,060,561	$(1,014,746)	$(94,420)	$843,767	$3,133,602

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2018	2017	2016
Operating Activities
Net income	$428,476	$275,474	$246,784
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	51,697	67,185	28,000
Depreciation, amortization, and accretion, net	55,172	59,121	58,228
Deferred income tax expense	36,215	231,056	128,837
Originations of mortgage loans held for sale	(543,073)	(622,564)	(705,394)
Proceeds from sales of mortgage loans held for sale	565,672	642,193	724,712
Gain on sales of mortgage loans held for sale, net	(12,291)	(13,450)	(13,780)
Increase in other assets	(83,957)	(74,090)	(9,600)
Increase (decrease) in other liabilities	22,202	28,651	(4,239)
Investment securities losses (gains), net	1,296	289	(6,011)
Loss on early extinguishment of debt, net	—	23,160	4,735
Share-based compensation expense	16,643	14,179	13,615
Net cash provided by operating activities	538,052	631,204	465,887
Investing Activities
Net cash received in acquisition	—	—	6,146
Proceeds from maturities and principal collections of investment securities available for sale	603,099	632,875	894,123
Proceeds from sales of investment securities available for sale	35,066	812,293	968,606
Purchases of investment securities available for sale	(700,194)	(1,729,902)	(2,051,283)
Proceeds from sales of loans	22,915	42,726	15,046
Proceeds from sales of other real estate and other assets	12,854	17,480	43,834
Net increase in loans including purchases of loans	(1,235,260)	(1,060,582)	(1,129,422)
Net (purchases) redemptions of Federal Home Loan Bank stock	(25,500)	7,438	(4,250)
Net (purchases) redemptions of Federal Reserve Bank stock	(282)	2,984	(97,293)
Purchases of bank-owned life insurance policies, net of settlements	2,412	(148,110)	(28,126)
Net increase in premises and equipment	(53,159)	(51,106)	(34,317)
Net cash used in investing activities	(1,338,049)	(1,473,904)	(1,416,936)
Financing Activities
Net increase in deposits	571,897	1,499,085	1,404,558
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	76,502	1,491	(17,326)
Net increase (decrease) in other short-term borrowings	550,000	100,000	(50,000)
Repayments and redemption of long-term debt	(2,230,052)	(2,350,422)	(2,213,688)
Proceeds from issuance of long-term debt	2,280,000	1,771,866	1,875,000
Dividends paid to common shareholders	(106,224)	(54,670)	(59,425)
Dividends paid to preferred shareholders	(13,978)	(10,238)	(10,238)
Net proceeds from issuance of Series D Preferred Stock	195,140	—	—
Redemption of Series C Preferred Stock	(130,000)	—	—
Stock options exercised	2,139	3,440	5,155
Earnout payment	(1,220)	(892)	—
Repurchase of common stock	(175,072)	(175,079)	(263,084)
Taxes paid related to net share settlement of equity awards	(8,504)	(7,993)	(5,041)
Net cash provided by financing activities	1,010,628	776,588	665,911
Increase (decrease) in cash and cash equivalents including restricted cash	210,631	(66,112)	(285,138)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of year(1)	932,933	999,045	1,284,183
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of year(1)	$1,143,564	$932,933	$999,045

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes, net	$41,008	$18,040	$9,340
Interest	180,241	143,237	123,560
Non-cash Activities:
Loans foreclosed and transferred to other real estate	13,168	7,154	16,214
Premises and equipment transferred to/(from) other assets, net	896	7,733	25,231
Topic 606 cumulative-effect adjustment to opening balance of retained earnings	(685)	—	—
Subtopic 825-10 equity investment securities available for sale transferred to other assets at fair value	3,162	—	—
Loans transferred to (from) other loans held for sale at fair value, net	12,568	52,829	14,621
Dividends declared on common stock during the year but paid after year-end	28,966	17,835	—
Settlement of earnout payment with shares of common stock	7,427	5,460	—
Acquisition:
Fair value of non-cash assets acquired	—	—	408,054
Fair value of liabilities assumed	—	—	387,608
Fair value of common stock issued	—	—	26,592

(1)	See "Note 1 - Summary of Significant Accounting Policies" of this Report for information on Synovus' change in presentation of cash and cash equivalents.
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
Principles of Consolidation and Basis of Presentation
The consolidated financial statements of Synovus include the accounts of the Parent Company and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies of Synovus are in accordance with U.S. GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Prior periods' consolidated financial statements are reclassified whenever necessary to conform to the current periods' presentation.
The Company’s consolidated financial statements include all entities in which the Company has a controlling financial interest. A variable interest entity (VIE) for which Synovus or a subsidiary has been determined to be the primary beneficiary is also consolidated. The determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Investments in VIEs, where Synovus is not the primary beneficiary, are accounted for using either the proportional amortization method or equity method of accounting. These investments are included in other assets in the consolidated balance sheets, and the Company's proportionate share of income or loss is included as either a component of income tax expense (proportional amortization method) or non-interest income (equity method). The maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity. The assessment of whether or not the Company has a controlling interest (i.e., the primary beneficiary) in a VIE is performed on an on-going basis. Refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 15 - Commitments and Contingencies" for additional details regarding Synovus' involvement with VIEs.
Use of Estimates
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses; estimates of fair value; income taxes; and contingent liabilities including legal matters and the Global One Earnout Payments, among others.
Business Combinations
Assets and liabilities acquired in business combinations are recorded at their acquisition date fair values, except as provided for by the applicable accounting guidance, with any excess recorded as goodwill. The results of operations of the acquired company are combined with Synovus’ results from the acquisition date forward. In accordance with ASC Topic 805, Business Combinations, the Company generally records provisional amounts at the time of acquisition based on the information available to the Company. The provisional estimates of fair values may be adjusted for a period of up to one year (“measurement period”) from the date of acquisition if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Subsequently, adjustments recorded during the measurement period are recognized in the current reporting period. Acquisition costs are expensed when incurred. Additional information regarding acquisitions is provided in "Part II - Item 8. Financial Statements and Supplementary Data - Note 2 - Acquisitions".
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks as well as interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements, which are inclusive of any restricted cash and restricted cash equivalents. At December 31, 2018, no cash balances were required to be on deposit with the Federal Reserve Bank to meet reserve requirements and at December 31, 2017, required deposits with the Federal Reserve Bank amounted to $8.6 million. Cash and cash equivalents included $25.6 million at December 31, 2018 and $49.7 million at December 31, 2017, which were pledged to collateralize certain derivative instruments and letters of credit. Federal funds sold and securities purchased under resale agreements, and federal funds purchased and securities sold under repurchase agreements generally mature in one day.
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
Mortgage loans held for sale are initially measured at fair value under the fair value option election with subsequent changes in fair value recognized as a component of mortgage banking income in the consolidated statements of income.
Mortgage Banking Income
Mortgage banking income consists primarily of origination and ancillary fees on loans originated for sale, and gains and losses from the sale of mortgage loans. Mortgage loans are sold servicing released, without recourse or continuing involvement, and meet ASC Topic 860, Transfers and Servicing criteria for sale accounting.
Investment Securities Available for Sale
Investment securities available for sale are carried at fair value with unrealized gains and losses, net of the related tax effect, excluded from earnings and reported as a separate component of shareholders' equity within accumulated other comprehensive income (loss) until realized.
Synovus performs a quarterly assessment of its investment securities available for sale to determine if the decline in fair value of a security below its amortized cost is deemed to be other-than-temporary. Factors included in the assessment include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. Other-than-temporary impairment losses are recognized on securities when: (1) Synovus has an intention to sell the security; (2) it is more likely than not that the security will be required to be sold prior to recovery; or (3) Synovus does not expect to recover the entire amortized cost basis of the security. Other-than-temporary impairment losses are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income (loss).
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
Loans and Interest Income on Loans
Loans the Company has the intent and ability to hold for the foreseeable future are reported at principal amounts outstanding less amounts charged off, net of deferred fees and expenses. Interest income and deferred fees, net of expenses on loans, are recognized on a level yield basis.
Non-accrual Loans
Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest is discontinued on loans when reasonable doubt exists as to the full collection of interest or principal, or when loans become contractually past due for 90 days or more as to either interest or principal, in accordance with the terms of the loan agreement, unless they are both well-secured and in the process of collection. When a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed as an adjustment to interest income on loans. Interest payments received on non-accrual loans are generally recorded as a reduction of principal. As payments are received on non-accruing loans, interest income can be recognized on a cash basis; however, there must be an expectation of full repayment of the remaining recorded principal balance. The remaining portion of this payment is recorded as a reduction to principal. Loans are generally returned to accruing status when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest, and the borrower has sustained repayment performance under the terms of the loan agreement for a reasonable period of time (generally six months).

Impaired Loans
Impaired loans are loans for which it is probable that Synovus will not be able to collect all amounts due according to the contractual terms of the loan agreements and include all loans modified in a troubled debt restructuring (TDR). Impaired loans do not include smaller-balance homogeneous loans that are collectively evaluated for impairment, which consist of most consumer loans and commercial loan relationships lower than $1.0 million. Impairment is measured as described below under "allowance for loan losses." Interest income on non-accrual impaired loans is recognized as described above under "non-accrual loans." At December 31, 2018 and 2017, substantially all non-accrual impaired loans were collateral-dependent and secured by real estate. Impaired accruing loans generally consist of those TDRs for which management has concluded that the collectability of the loan is not in doubt.
Troubled Debt Restructurings
When borrowers are experiencing financial difficulties, Synovus may, in order to assist the borrowers in repaying the principal and interest owed to Synovus, make certain modifications to the borrower's loan. All loan modifications, renewals, and refinances are evaluated for TDR classification. All TDRs are considered to be impaired loans, and the amount of impairment, if any, is determined in accordance with ASC Topic 310-10-35.
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
Non-accruing TDRs may generally be returned to accrual status if there has been a period of performance, usually at least a six-month sustained period of repayment performance in accordance with the agreement. In the fiscal year subsequent to a loan's initial reporting as a TDR, a TDR that has been renewed for a borrower who is no longer experiencing financial difficulty (as evidenced by a period of performance), which yields a market rate of interest at the time of a renewal, and for which no principal was forgiven, is no longer considered a TDR.
Concentrations of Credit Risk
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
Impaired Loans
Impaired loans are generally evaluated on a loan by loan basis with specific reserves, if any, recorded as appropriate. Specific reserves are determined based on ASC 310-10-35, which provides for measurement of a loan's impairment based on one of three methods: i) discounted cash flow based upon the loan's contractual effective interest rate, ii) at the loan's observable market price, or iii) at the fair value of the collateral, less costs to sell if the loan is collateral-dependent.
Under the discounted cash flow method, impairment is recorded as a specific reserve with a charge-off for any portion of the impairment. The reserve is reassessed each quarter and adjusted as appropriate based on changes in estimated cash flows. Additionally, where guarantors are determined to be a source of repayment, an assessment of the guarantee is required. This guarantee assessment would include, but not be limited to, factors such as type and feature of the guarantee, consideration for the guarantor's financial strength and capacity to service the loan in combination with the guarantor's other financial obligations as well as the guarantor's willingness to assist in servicing the loan.
If the loan is collateral-dependent, then the fair value of the loan's collateral, less estimated selling costs, is compared to the loan's carrying amount to determine impairment. Fair value is estimated using appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions at the time of valuation, selling costs and anticipated sales values, taking into account management's plans for disposition, which could result in adjustments to the fair value estimates indicated in the appraisals. The assumptions used in determining the amount of the impairment are subject to significant judgment. Use of different assumptions, for example, changes in the fair value of the collateral or management's plans for disposition could have a significant impact on the amount of impairment.

Synovus considers the pertinent facts and circumstances for each impaired loan when selecting the appropriate method to measure impairment, and quarterly evaluates each selection to ensure its continued appropriateness and evaluates the reasonableness of specific reserves, if any.
Non-impaired Loans
For loans that are not considered impaired, the allocated allowance for loan losses is determined based upon EL factors, which are applied to groupings of specific loan types by loan risk ratings. The EL is determined based upon a PD, which is the probability that a borrower, segregated by loan type and loan risk grade, will default, and LGD, which is the estimate of the amount of net loss in the event of default. The groupings of the loans into loan categories are determined based upon the nature of the loan types and the level of inherent risk associated with the various loan categories. The loan groupings are further segregated based upon the individual loan risk ratings, as described below. The EL factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks.
Allocated EL factors may also be adjusted, as necessary, for certain qualitative factors that in management's judgment are necessary to reflect losses incurred in the portfolio.
Qualitative factors that management considers in the analysis include:

•	changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses

•	changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans

•	loan growth

•	effects of changes in credit concentrations

•	experience, ability, and depth of lending management, loan review personnel, and other relevant staff

•	changes in the quality of the loan review function

•	national and local economic trends and conditions

•	value of underlying collateral for collateral-dependent loans

•	other external factors such as the effects for the current competitive, legal, and regulatory environment
The adjusted EL factors by portfolio are then adjusted by a loss emergence period for each loan type. A loss emergence period represents the amount of time between when a loss event first occurs to when it is charged off. The loss emergence period was determined for each loan type based on the Company's historical experience and is validated at least annually.
Commercial Loans - Risk Ratings
Synovus utilizes two primary methods for risk assessment of the commercial loan portfolio: SRR Assessment and DRR Assessment. DRR is a statistical model approach to risk rating that includes a PD and a LGD. The SRR model is an expert judgment based model that results in a blended (i.e. single) rating. The single and dual risk ratings are based on the borrowers' credit risk profile, considering factors such as debt service history, current and estimated prospective cash flow information, collateral supporting the credit, source of repayment as well as other variables, as appropriate.
Each loan is assigned a risk rating during its initial approval process. For SRR loans, this process begins with a loan rating recommendation from the loan officer responsible for originating the loan. Commercial SRR loans are graded on a 10-point scale and include classifications of special mention, substandard, doubtful, and loss consistent with bank regulatory classifications. The primary determinants of the risk ratings for commercial SRR loans are the reliability of the primary source of repayment and the borrower's expected performance (i.e., the likelihood that the borrower will be able to service its obligations in accordance with the terms). Expected performance will be based upon full analysis of the borrower's historical financial results, current financial strength and future prospects, which includes any external drivers.
The DRR methodology is used for larger relationships within the C&I loan portfolio as well as certain income-producing real estate loans. At December 31, 2018 and 2017, approximately $7.6 billion of C&I loans was rated using the DRR methodology. The DRR includes sixteen PD categories and nine categories for estimating losses given an event of default. The result is an EL rate established for each borrower.
The loan rating (for both SRR and DRR loans) is subject to approvals from other members of management, regional credit and/or loan committees depending on the size of the loan and loan's credit attributes. Loan ratings are regularly re-evaluated based upon annual scheduled credit reviews or on a more frequent basis if determined prudent by management. Additionally, an independent loan review function evaluates Synovus' risk rating processes on a continuous basis.
Consumer Loans – Risk Ratings
Consumer loans are generally assigned a risk rating on a 9-point scale at the time of origination based on credit bureau scores, with a loan grade of 1 assigned as the lowest level of risk and a loan grade of 6 as the highest level of risk. No loans graded higher than a 6 at origination are approved for funding. At 90-119 days past due, a loan grade of 7-substandard non-accrual rating is applied and at 120 days past due, the loan is generally downgraded to grade 9-loss and is generally charged-off. The credit bureau-based ratings are updated at least semi-annually and the ratings based on the past due status are updated monthly.
Transfers of Financial Assets
Transfers of financial assets in which Synovus has surrendered control over the transferred assets are accounted for as sales. Control over transferred assets is considered to be surrendered when 1) the assets have been legally isolated from Synovus or any consolidated affiliates, even in bankruptcy or other receivership, 2) the transferee has the right to pledge or exchange the assets with no conditions that constrain the transferee and provide more than a trivial benefit to Synovus, and 3) Synovus does not maintain effective control over the transferred assets. If the transfer is accounted for as a sale, the transferred assets are derecognized from the balance sheet and a gain or loss on sale is recognized in the consolidated statements of income. If the sale criteria are not met, the transfer is accounted for as a secured borrowing and the transferred assets remain on Synovus' consolidated balance sheets and the proceeds from the transaction are recognized as a liability.
Cash Surrender Value of Bank-Owned Life Insurance
Investments in bank-owned life insurance policies on certain current and former officers and employees of Synovus are recorded at the net realizable value of the policies. Net realizable value is the cash surrender value of the policies less any applicable surrender charges and any policy loans. Synovus has not borrowed against the cash surrender value of these policies. Changes in the cash surrender value of the policies as well as proceeds from insurance benefits are recorded in income from bank-owned life insurance in the consolidated statements of income.
Premises and Equipment
Premises and equipment, including bank owned branch locations and leasehold improvements, are reported at cost, less accumulated depreciation and amortization, which are computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over an average of 10 to 40 years, while furniture and equipment are depreciated over a range of 3 to 10 years. Leasehold improvements are depreciated over the shorter of the estimated useful life or the remainder of the lease term. Synovus reviews long-lived assets, such as premises and equipment, for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Maintenance and repairs are charged to non-interest expense and improvements that extend the useful life of the asset are capitalized to the carrying value and depreciated.
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
Synovus applies judgment when assessing goodwill for impairment. ASC 350-20-35-3A, Goodwill Subsequent Measurement - Qualitative Assessment, provides the option to perform a qualitative assessment to determine whether the two-step goodwill impairment test is necessary. Synovus applies the qualitative assessment guidance to determine if the following factors indicate that goodwill is more likely than not impaired: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, events affecting the reporting unit, and common stock share price. Management applies judgment when weighing the factors most likely to impact a reporting unit's fair value.
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
Segment Disclosures
ASC Topic 280, Segment Reporting, requires information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue-producing components for which discrete financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. Based on this guidance, Synovus identified its overall banking operations as its only reportable segment. As the overall banking operations comprise substantially all of Synovus' consolidated operations, no separate segment disclosures are presented.
Other Assets
Other assets include FRB and FHLB stock, accrued interest receivable, investments in LIHTC, accounts receivable, prepaid expenses and other balances as shown in "Part II - Item 8. Financial Statements and Supplementary Data - Note 7 - Other Assets" of this Report. FRB and FHLB stock is recorded at amortized cost, which approximates fair value.
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
All derivative instruments are recorded on the consolidated balance sheets at their respective fair values, as components of other assets and other liabilities. The accounting for changes in fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. If the hedged exposure is a fair value exposure, the unrealized gain or loss on the derivative instrument is recognized in earnings in the period of change, in the same income statement line as the offsetting unrealized loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss), net of the tax impact, and subsequently reclassified into earnings when the hedged transaction affects earnings with the impacts recorded in the same income statement line item used to present the earnings effect of the hedged item. Any amounts excluded from the assessment of hedge effectiveness, are reported in earnings immediately as a component of other non-interest income on the consolidated statements of income or recorded to other comprehensive income and recognized in earnings over the life of the hedging instrument. If the derivative instrument is not designated as a hedge, the gain or loss on the derivative instrument is recognized in earnings as a component of other non-interest income on the consolidated statements of income in the period of change.
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
Synovus characterizes its AMT tax credit carryforward as an income tax receivable and is expected to be realized over time either through a reduction in taxes currently payable or cash collection. Accordingly, it is classified as a current asset.

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
Share-based Compensation
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. Synovus' share-based compensation costs associated with employee grants are recorded as a component of salaries and other personnel expense in the consolidated statements of income. Share-based compensation costs associated with grants made to non-employee directors of Synovus are recorded as a component of other operating expenses. Vesting for grants of share-based awards granted to Synovus employees during 2018 accelerates upon retirement for plan participants who have reached age 65 and who also have no less than ten years of service at the date of their election to retire. Share-based compensation expense for service-based awards that contain a graded vesting schedule is recognized net of estimated forfeitures for plan participants on a straight-line basis over the shorter of the requisite service period for the entire award or the period until reaching retirement eligibility. The non-employee director restricted share units become fully vested and transferable upon the earlier to occur of the completion of three years of service or the date the holder reaches the mandatory retirement age, as set forth in the Company's Corporate Governance Guidelines. Thus, share-based compensation expense for non-employee awards is recognized over the shorter of three years or mandatory retirement. Synovus records all tax effects associated with share-based compensation through the income statement.
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
Share Repurchases
Common stock repurchases are recorded at cost. At the date of repurchase, stockholders' equity is reduced by the repurchase price and includes commissions and other transaction expenses that arise from the repurchases. The Company has not historically retired shares repurchased, but Synovus' policy is to record retirement of shares in accordance with ASC 505-30-30. If treasury shares are subsequently reissued, treasury stock is reduced by the cost of such stock with differences recorded in additional paid-in capital or retained earnings, as applicable.
Fair Value Measurements and Disclosures
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
Valuation Methodology by Instrument - Recurring Basis
The following is a description of the valuation methodologies used for the major categories of financial assets and liabilities measured at fair value on a recurring basis.
Investment Securities Available for Sale and Trading Account Assets/Liabilities
The fair values of trading securities and investment securities available for sale are primarily based on actively traded markets where prices are based on either quoted market prices or observed transactions. Management employs independent third-party pricing services to provide fair value estimates for Synovus' investment securities available for sale and trading securities. Fair values for fixed income investment securities are typically determined based upon quoted market prices, and/or inputs that are observable in the market, either directly or indirectly, for substantially similar securities. Level 1 securities are typically exchange quoted prices and include financial instruments such as U.S. Treasury securities, marketable equity securities, and mutual fund investments. Level 2 securities are typically matrix priced by the third-party pricing service to calculate the fair value. Such fair value measurements consider observable data such as market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. The types of securities classified as Level 2 within the valuation hierarchy primarily consist of collateralized mortgage obligations, mortgage-backed securities, debt securities of GSEs and agencies, corporate debt, and state and municipal securities.
When there is limited activity or less transparency around inputs to valuation, Synovus develops valuations based on assumptions that are not readily observable in the marketplace; these securities are classified as Level 3 within the valuation hierarchy. The majority of the balance of Level 3 investment securities available for sale consists primarily of trust preferred securities issued by financial institutions. To determine the fair value of the trust preferred securities, management uses a measurement technique that utilizes credit spreads and/or credit indices available from a third-party pricing service.  In addition, for each trust preferred security, management projects non-credit adjusted cash flows, and discounts those cash flows to net present value incorporating a relevant credit spread in the discount rate.  Other inputs to calculating fair value include potential discounts for lack of marketability.
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
Mortgage Loans Held for Sale
Synovus elected to apply the fair value option for mortgage loans originated with the intent to sell to investors. When loans are not committed to an investor at a set price, fair value is derived from a hypothetical bulk sale model. The bid pricing convention is used for loan pricing for similar assets. The valuation model is based upon forward settlements of a pool of loans of similar coupon, maturity, product, and credit attributes. The inputs to the model are continuously updated with available market and historical data. As the loans are sold in the secondary market and primarily used as collateral for securitizations, the valuation model represents the highest and best use of the loans in Synovus’ principal market. Mortgage loans held for sale are classified within Level 2 of the valuation hierarchy.
Mutual Funds
Mutual funds (including those held in rabbi trusts) primarily invest in equity and fixed income securities. Shares of mutual funds are valued based on quoted market prices, and are therefore classified within Level 1 of the fair value hierarchy.

Derivative Assets and Liabilities
Fair values of interest rate swaps, interest rate lock commitments and forward commitments are estimated based on an internally developed model that uses readily observable market data such as, interest rates, prices and indices to generate continuous yield or pricing curves, volatility factors, and customer credit-related adjustments. These fair value estimates are classified as Level 2 within the valuation hierarchy.
Valuation Methodology by Instrument - Non-recurring Basis
The following is a description of the valuation methodologies used for the major categories of financial assets and liabilities measured at fair value on a non-recurring basis.
Other Loans Held for Sale
Loans are transferred to other loans held for sale at fair value when Synovus makes the determination to sell specifically identified loans. The fair value of the loans is primarily determined by analyzing the underlying collateral of the loan and the anticipated market prices of similar assets less estimated costs to sell. At the time of transfer, if the estimated fair value is less than the carrying amount, the difference is recorded as a charge-off against the allowance for loan losses. Decreases in the fair value subsequent to the transfer, as well as gains/losses realized from the sale of these assets, are recorded as gains/losses on other loans held for sale, net, as a component of non-interest expense on the consolidated statements of income (Level 3).
Other Real Estate
Other Real Estate (ORE) consists of properties obtained through a foreclosure proceeding or through an in-substance foreclosure in satisfaction of loans. A loan is classified as an in-substance foreclosure when Synovus has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place.
At foreclosure, ORE is recorded at the lower of cost or fair value less estimated selling costs, which establishes a new cost basis. Subsequent to foreclosure, ORE is evaluated quarterly and reported at fair value less estimated selling costs, not to exceed the new cost basis, determined by review of current appraisals, as well as the review of comparable sales and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs (Level 3). Any adjustments are recorded as a component of foreclosed real estate expense, net within our consolidated statements of income.
Other Assets Held for Sale
Other assets held for sale consist of certain premises and equipment held for sale. The fair value of these assets is determined primarily on the basis of appraisals or BOV, as circumstances warrant, adjusted for estimated selling costs. Both techniques engage licensed or certified professionals that use inputs such as absorption rates, capitalization rates, and market comparables (Level 3).
Fair Value of Financial Instruments
Cash and Cash Equivalents
Cash and cash equivalents, interest bearing funds with the Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements are repriced on a short-term basis; as such, the carrying value closely approximates fair value. Since these amounts relate to highly liquid assets, these are considered a Level 1 measurement.
Loans, net of Deferred Fees and Costs
ASU 2016-01, adopted during 2018, emphasized the existing requirement to use an exit price concept to measure fair value for disclosure purposes in determining the fair value of loans. Synovus' exit price methodology, adopted during 2018, estimates the fair value of loans based on the present value of the future cash flows using the interest rate that would be charged for a similar loan to a borrower with similar risk, adjusted for a liquidity discount based on the estimated time period to complete a sale transaction with a market participant. Prior to 2018, Synovus' method to estimate the fair value of its loan portfolio did not incorporate the exit price concept of fair value. Loans are considered a Level 3 fair value measurement.
Deposits
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

Short-term and Long-term Debt
Short-term and long-term debt is considered a Level 2 valuation, as management relies on market prices for bonds or debt that is similar, but not necessarily identical, to the debt being valued. Short-term debt that matures within ten days is assumed to be at fair value, and is considered a Level 1 measurement.
Long-term Debt
Long-term debt balances are presented net of discounts and premiums as well as debt issuance costs that arise from the issuance of long-term debt.  Discounts, premiums and debt issuance costs are amortized using the effective interest rate method or straight-line method (when the financial statement impacts of this method are not materially different from the former method).
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
Recently Adopted Accounting Standards
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) issued by the FASB in May 2014, and all subsequent ASUs that modified Topic 606. ASU 2014-09 implements a common revenue standard that establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts to provide goods or services to customers. The core principle of the revenue model is that a company will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The scope of the guidance explicitly excludes net interest income as well as many other revenues from financial assets. Management reviewed its revenue streams and contracts with customers and did not identify material changes to the timing or amount of revenue recognition. Synovus adopted these ASUs on the required effective date of January 1, 2018 utilizing the modified retrospective method of adoption. The adoption resulted in a cumulative effect adjustment of $685 thousand to the opening balance of retained earnings. Beginning January 1, 2018, in connection with the adoption of this standard, Synovus began including merchant discounts and other card-related fees in card fees. For periods prior to January 1, 2018, these amounts were previously presented in other non-interest income and have been reclassified for comparability. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 18 - Non-interest Income" for the required disclosures in accordance with this ASU.
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
ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued ASU 2016-01, which included targeted amendments to accounting guidance for recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that are consolidated) to be measured at fair value with changes in fair value recognized in net income. This ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in AOCI. ASU 2016-01 became effective for Synovus on January 1, 2018. The adoption of the guidance resulted in a transfer of investments in mutual funds of $3.2 million, at fair value, from investment securities available for sale to other assets and a $117 thousand cumulative-effect adjustment that decreased retained earnings, with offsetting related adjustments to deferred taxes and AOCI. ASU 2016-01 also emphasizes the existing requirement to use an exit price concept to measure fair value for disclosure purposes in determining the fair value of loans. Determination of the fair value under the exit price method requires judgment because substantially all of the loans within the loan portfolio do not have observable market prices. Synovus' exit price methodology, adopted during 2018, estimates the fair value of loans based on the present value of the future cash flows using the interest rate that would be charged for a similar loan to a borrower with similar risk, adjusted for a liquidity discount based on the estimated time period to complete a sale transaction with a market participant. The adoption of this guidance did not have a significant impact on Synovus' fair value disclosures.
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
ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. In August 2018, the FASB issued ASU 2018-15, which amends ASC 350-40. The ASU aligns the requirements for capitalizing implementation costs for a hosting arrangement that is a service contract with those incurred for hosting arrangements that contain a software license as well as those incurred to develop or implement software for internal use. This guidance is effective for fiscal years beginning after December 15, 2019; early adoption is permitted. Synovus elected to early adopt ASU 2018-15, on a prospective basis, upon issuance of this ASU. As of December 31, 2018, approximately $500 thousand of certain qualifying implementation costs related to hosting arrangements under a service contract were capitalized in accordance with this guidance.
ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities. In August 2017, the FASB issued ASU 2017-12 which amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. A modified retrospective transition method of adoption is required. The Company elected to early adopt the amendments effective October 1, 2018. As Synovus had no designated hedges during 2018, the adoption of the amendments did not impact the Company’s consolidated financial statements during this period.
Recently Issued Accounting Standards Updates
The following ASUs will be implemented effective January 1, 2019 or later:
ASU 2016-13, Financial Instruments-Credit Losses (CECL). In June 2016, the FASB issued new guidance related to credit losses. The new guidance (and all subsequent ASUs) replaces the existing incurred loss impairment guidance with an expected credit loss methodology. The new guidance will require management’s estimate of credit losses over the full remaining expected life of loans and other financial instruments. For Synovus, the standard will apply to loans, unfunded loan commitments, and debt securities available for sale. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted on January 1, 2019. Synovus will adopt the guidance on January 1, 2020. Upon adoption, Synovus will record a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. In addition, the amendments provide for a simplified accounting model for purchased financial assets with a more-than-insignificant amount of credit deterioration since their acquisition ("PCD assets"). The initial estimate of expected credit losses on PCD assets will be recognized through the ALL with an offset to the cost basis of the related financial asset at acquisition. Synovus is in the process of implementing the new credit loss standard, with efforts being led by a cross-functional steering committee. Management expects that the allowance for loan losses will be higher under the new standard; however, management is still in the process of determining the magnitude of the impact on its financial statements and regulatory capital ratios. Additionally, the extent of the expected increase on the allowance for loan losses will depend upon the composition of the loan portfolio upon adoption of the standard, as well as economic conditions and forecasts at that time.
ASU 2016-02, Leases (ASC 842). In February 2016, the FASB issued ASU 2016-02, its new standard on lease accounting. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet and disclose key information about leasing arrangements. Under the new standard, all lessees will recognize a right-of-use asset and a lease liability, including operating leases, with a lease term greater than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. From a lessor perspective, the accounting model is largely unchanged from existing GAAP. Additional amendments include, but are not limited to, the elimination of leveraged leases; modification to the definition of a lease; amendments on sale and leaseback transactions; and disclosure of additional qualitative and quantitative information.
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
Synovus will elect the optional transition method provided through ASU 2018-11 and will adopt ASU 2016-02 prospectively on January 1, 2019. As such, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. Synovus will elect the package of practical expedients to not reassess (a) whether existing contracts contain leases, (b) lease classification for existing leases, and (c) initial direct cost for any existing leases as well as the short-term lease recognition exemption for all leases that qualify. Additionally, we will not elect the practical expedient to not separate lease and non-lease components for all of our leases.
On adoption, we currently expect to:

•
Recognize additional operating liabilities estimated at 1.1% of total assets, with corresponding ROU assets of the same amount based on the present value of the remaining rental payments under current leasing standards for existing operating leases;

•
Recognize deferred gains, net of income taxes, of $3.9 million associated with sale-leaseback transactions that previously did not qualify for recognition as a cumulative-effect adjustment to the beginning balance of retained earnings; and

•	Provide significant new disclosures about our leasing activities.
Synovus does not expect this ASU to have a material impact on the timing of expense recognition in its consolidated statements of income.
ASU 2017-04, Intangibles-Goodwill and Other, Simplifying the Test for Goodwill Impairment: In January 2017, the FASB issued ASU 2017-04, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Therefore, any carrying amount which exceeds the reporting unit’s fair value (up to the amount of goodwill recorded) will be recognized as an impairment loss. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Synovus plans to early adopt the guidance, effective January 1, 2019 and will apply the guidance prospectively, beginning with its annual impairment test as of June 30, 2019. Based on recent goodwill impairment tests, which did not require the application of Step 2, Synovus does not expect the adoption of this ASU to have an immediate impact.
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
Synovus retained WFB’s $1.10 billion brokered time deposits portfolio, which had a weighted average remaining maturity of 2.53 years and a weighted average rate of 1.83% as of September 25, 2017. The transaction was accounted for as an assumption of a liability (accounted for under the asset acquisition model). In accordance with ASC 820, Fair Value Measurements and Disclosures, the brokered time deposit portfolio was recorded at $1.10 billion, which was the amount of cash received for the deposits and represented the estimated fair value of the deposits at the transaction date. Additionally, Synovus received a $75.0 million transaction fee from Cabela’s Incorporated and Capital One, which was recognized into earnings on September 25, 2017 upon closing of the transaction, based on having achieved the recognition criteria outlined in SEC SAB Topic 13.A, Revenue Recognition.
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
Under the terms of the merger agreement, the purchase price includes additional annual payments ("Earnout Payments") to Global One's former shareholders over a three to five year period, with amounts based on a percentage of "Global One Earnings," as defined in the merger agreement. The Earnout Payments consist of shares of Synovus common stock as well as a smaller cash consideration component. The first and second annual Earnout Payments were made during November 2017 and November 2018, consisting of the issuance of 118 thousand and 199 thousand shares, respectively, of Synovus common stock valued at $5.5 million and $7.4 million, respectively, and $892 thousand and $1.2 million in cash, respectively. During 2018, Synovus recorded an $11.7 million increase to the earnout liability driven by increased earnings projections of Global One. The total fair value of the earnout liability at December 31, 2018 was $14.4 million based on the estimated fair value of the remaining Earnout Payments.
Note 3 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at December 31, 2018 and 2017 are summarized below.

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$123,436	$—	$(1,359)	$122,077
U.S. Government agency securities	38,021	361	—	38,382
Mortgage-backed securities issued by U.S. Government agencies	100,060	172	(3,027)	97,205
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,460,498	1,981	(63,829)	2,398,650
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,215,406	2,997	(29,885)	1,188,518
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	131,492	613	(2,240)	129,865
Corporate debt and other debt securities	17,000	150	(215)	16,935
Total investment securities available for sale	$4,085,913	$6,274	$(100,555)	$3,991,632

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$83,608	$—	$(934)	$82,674
U.S. Government agency securities	10,771	91	—	10,862
Mortgage-backed securities issued by U.S. Government agencies	121,283	519	(1,362)	120,440
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,621,694	5,037	(31,105)	2,595,626
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,135,259	144	(23,404)	1,111,999
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	45,124	22	(249)	44,897
State and municipal securities	180	—	—	180
Corporate debt and other securities	20,320	294	(223)	20,391
Total investment securities available for sale	$4,038,239	$6,107	$(57,277)	$3,987,069

At December 31, 2018 and 2017, investment securities with a carrying value of $1.56 billion and $2.00 billion, respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.

Synovus has reviewed investment securities that are in an unrealized loss position as of December 31, 2018 and 2017 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in earnings. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses.
For investment securities that Synovus does not expect to sell, or it is not more likely than not it will be required to sell prior to recovery of its amortized cost basis, the credit component of an OTTI would be recognized in earnings and the non-credit component would be recognized in OCI. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of December 31, 2018, Synovus had 9 investment securities in a loss position for less than twelve months and 123 investment securities in a loss position for twelve months or longer.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2018 and December 31, 2017 are presented below.

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$39,031	$(118)	$63,570	$(1,241)	$102,601	$(1,359)
Mortgage-backed securities issued by U.S. Government agencies	2,059	(2)	79,736	(3,025)	81,795	(3,027)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	130,432	(700)	2,105,358	(63,129)	2,235,790	(63,829)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	964,732	(29,885)	964,732	(29,885)
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	58,998	(1,298)	44,220	(942)	103,218	(2,240)
Corporate debt and other debt securities	—	—	1,785	(215)	1,785	(215)
Total	$230,520	$(2,118)	$3,259,401	$(98,437)	$3,489,921	$(100,555)

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S Treasury securities	$34,243	$(443)	$29,562	$(491)	$63,805	$(934)
Mortgage-backed securities issued by U.S. Government agencies	36,810	(357)	55,740	(1,005)	92,550	(1,362)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,238,464	(10,014)	929,223	(21,091)	2,167,687	(31,105)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	653,781	(9,497)	426,237	(13,907)	1,080,018	(23,404)
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	32,548	(249)	—	—	32,548	(249)
Corporate debt and other securities	—	—	5,097	(223)	5,097	(223)
Total	$1,995,846	$(20,560)	$1,445,859	$(36,717)	$3,441,705	$(57,277)

The amortized cost and fair value by contractual maturity of investment securities available for sale at December 31, 2018 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at December 31, 2018
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$19,476	$103,960	$—	$—	$123,436
U.S. Government agency securities	1,917	6,118	29,986	—	38,021
Mortgage-backed securities issued by U.S. Government agencies	—	—	24,076	75,984	100,060
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	52,656	414,265	1,993,577	2,460,498
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	26,950	1,188,456	1,215,406
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	131,492	—	131,492
Corporate debt and other debt securities	—	—	15,000	2,000	17,000
Total amortized cost	$21,393	$162,734	$641,769	$3,260,017	$4,085,913

Fair Value
U.S. Treasury securities	$19,476	$102,601	$—	$—	$122,077
U.S. Government agency securities	1,922	6,161	30,299	—	38,382
Mortgage-backed securities issued by U.S. Government agencies	—	—	23,698	73,507	97,205
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	52,316	404,554	1,941,780	2,398,650
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	26,291	1,162,227	1,188,518
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	129,865	—	129,865
Corporate debt and other securities	—	—	15,150	1,785	16,935
Total fair value	$21,398	$161,078	$629,857	$3,179,299	$3,991,632

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the years ended December 31, 2018, 2017, and 2016 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

(in thousands)	2018	2017	2016
Proceeds from sales of investment securities available for sale	$35,066	$812,293	$968,606
Gross realized gains on sales	$—	$7,942	$9,586
Gross realized losses on sales	(1,296)	(8,231)	(3,575)
Investment securities (losses) gains, net	$(1,296)	$(289)	$6,011

Note 4 - Loans and Allowance for Loan Losses
Loans outstanding, by classification, at December 31, 2018 and 2017 are summarized below.

	December 31,
(in thousands)	2018	2017
Commercial, financial, and agricultural	$7,449,698	$7,179,487
Owner-occupied	5,331,508	4,844,163
Total commercial and industrial	12,781,206	12,023,650
Investment properties	5,560,951	5,670,065
1-4 family properties	679,870	781,619
Land and development	323,670	483,604
Total commercial real estate	6,564,491	6,935,288
Consumer mortgages	2,934,235	2,633,503
Home equity lines	1,515,796	1,514,227
Credit cards	258,245	232,676
Other consumer loans	1,916,743	1,473,451
Total consumer	6,625,019	5,853,857
Total loans	25,970,716	24,812,795
Deferred fees and costs, net	(24,143)	(25,331)
Total loans, net of deferred fees and costs	$25,946,573	$24,787,464

The following is a summary of current, accruing past due, and non-accrual loans by class as of December 31, 2018 and 2017.

Current, Accruing Past Due, and Non-accrual Loans
	December 31, 2018
( in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Commercial, financial, and agricultural	$7,372,301	$7,988	$114	$8,102	$69,295	$7,449,698
Owner-occupied	5,317,023	5,433	81	5,514	8,971	5,331,508
Total commercial and industrial	12,689,324	13,421	195	13,616	78,266	12,781,206
Investment properties	5,557,224	1,312	34	1,346	2,381	5,560,951
1-4 family properties	674,648	2,745	96	2,841	2,381	679,870
Land and development	319,978	739	—	739	2,953	323,670
Total commercial real estate	6,551,850	4,796	130	4,926	7,715	6,564,491
Consumer mortgages	2,922,136	7,150	—	7,150	4,949	2,934,235
Home equity lines	1,496,562	7,092	28	7,120	12,114	1,515,796
Credit cards	252,832	3,066	2,347	5,413	—	258,245
Other consumer loans	1,894,352	17,604	1,098	18,702	3,689	1,916,743
Total consumer	6,565,882	34,912	3,473	38,385	20,752	6,625,019
Total loans	$25,807,056	$53,129	$3,798	$56,927	$106,733	$25,970,716	(1)

	December 31, 2017
( in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Commercial, financial, and agricultural	$7,097,127	$11,214	$1,016	$12,230	$70,130	$7,179,487
Owner-occupied	4,830,150	6,880	479	7,359	6,654	4,844,163
Total commercial and industrial	11,927,277	18,094	1,495	19,589	76,784	12,023,650
Investment properties	5,663,665	2,506	90	2,596	3,804	5,670,065
1-4 family properties	775,023	3,545	202	3,747	2,849	781,619
Land and development	476,131	1,609	67	1,676	5,797	483,604
Total commercial real estate	6,914,819	7,660	359	8,019	12,450	6,935,288
Consumer mortgages	2,622,061	3,971	268	4,239	7,203	2,633,503
Home equity lines	1,490,808	5,629	335	5,964	17,455	1,514,227
Credit cards	229,015	1,930	1,731	3,661	—	232,676
Other consumer loans	1,461,223	10,333	226	10,559	1,669	1,473,451
Total consumer	5,803,107	21,863	2,560	24,423	26,327	5,853,857
Total loans	$24,645,203	$47,617	$4,414	$52,031	$115,561	$24,812,795	(2)

(1)	Total before net deferred fees and costs of $24.1 million.

(2)	Total before net deferred fees and costs of $25.3 million.
Interest income recorded on non-accrual loans outstanding at December 31, 2018 and 2017 was $3.2 million and $2.7 million during 2018 and 2017, respectively. Interest income that would have been recorded on these non-accrual loans if the loans were performing in accordance with their contractual terms was $7.3 million and $9.1 million during 2018 and 2017, respectively.
Loans with carrying values of $8.40 billion and $7.93 billion were pledged as collateral for borrowings and capacity at December 31, 2018 and 2017 respectively, to the FHLB and Federal Reserve Bank.

The credit quality of the loan portfolio is reviewed and updated at least quarterly using the standard asset classification system utilized by the federal banking agencies. These classifications are divided into three groups – Not Classified (Pass), Special Mention, and Classified or Adverse rating (Substandard, Doubtful, and Loss) and are defined as follows:
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

In the following tables, consumer loans are generally assigned a risk grade similar to the classifications described above; however, upon reaching 90 days and 120 days past due, they are generally downgraded to Substandard and Loss, respectively, in accordance with the FFIEC Retail Credit Classification Policy. Additionally, in accordance with Interagency Supervisory Guidance, the risk grade classifications of consumer loans (consumer mortgages and home equity lines) secured by junior liens on 1-4 family residential properties also consider available information on the payment status of the associated senior lien with other financial institutions.

Loan Portfolio Credit Exposure by Risk Grade
	December 31, 2018
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss(3)		Total
Commercial, financial, and agricultural	$7,190,517	$118,188	$140,218	$775	$—		$7,449,698
Owner-occupied	5,212,473	55,038	63,572	425	—		5,331,508
Total commercial and industrial	12,402,990	173,226	203,790	1,200	—		12,781,206
Investment properties	5,497,344	40,516	23,091	—	—		5,560,951
1-4 family properties	663,692	6,424	9,754	—	—		679,870
Land and development	297,855	12,786	13,029	—	—		323,670
Total commercial real estate	6,458,891	59,726	45,874	—	—		6,564,491
Consumer mortgages	2,926,712	—	7,425	98	—		2,934,235
Home equity lines	1,501,316	—	13,130	174	1,176		1,515,796
Credit cards	255,904	—	858	—	1,483	(4)	258,245
Other consumer loans	1,912,902	—	3,841	—	—		1,916,743
Total consumer	6,596,834	—	25,254	272	2,659		6,625,019
Total loans	$25,458,715	$232,952	$274,918	$1,472	$2,659		$25,970,716	(5)

	December 31, 2017
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss(3)		Total
Commercial, financial, and agricultural	$6,929,506	$115,912	$132,818	$1,251	$—		$7,179,487
Owner-occupied	4,713,877	50,140	80,073	73	—		4,844,163
Total commercial and industrial	11,643,383	166,052	212,891	1,324	—		12,023,650
Investment properties	5,586,792	64,628	18,645	—	—		5,670,065
1-4 family properties	745,299	19,419	16,901	—	—		781,619
Land and development	431,759	33,766	14,950	3,129	—		483,604
Total commercial real estate	6,763,850	117,813	50,496	3,129	—		6,935,288
Consumer mortgages	2,622,499	—	10,607	291	106		2,633,503
Home equity lines	1,491,105	—	21,079	285	1,758		1,514,227
Credit cards	230,945	—	399	—	1,332	(4)	232,676
Other consumer loans	1,470,944	—	2,168	329	10		1,473,451
Total consumer	5,815,493	—	34,253	905	3,206		5,853,857
Total loans	$24,222,726	$283,865	$297,640	$5,358	$3,206		$24,812,795	(6)

(1)    Includes $172.3 million and $190.6 million of Substandard accruing loans at December 31, 2018 and December 31, 2017, respectively.

(2)	The loans within this risk grade are on non-accrual status and generally have an allowance for loan losses equal to 50% of the loan amount.

(3)	The loans within this risk grade are on non-accrual status and have an allowance for loan losses equal to the full loan amount.

(4)
Represent amounts that were 120 days past due. These credits are downgraded to the Loss category with an allowance for loan losses equal to the full loan amount and are generally charged off upon reaching 181 days past due in accordance with the FFIEC Retail Credit Classification Policy.

(5)	Total before net deferred fees and costs of $24.1 million.

(6)	Total before net deferred fees and costs of $25.3 million.

The following table details the change in the allowance for loan losses by loan segment for the years ended December 31, 2018, 2017 and 2016.

	As Of and For The Year Ended December 31, 2018
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses
Beginning balance	$126,803	$74,998	$47,467	$249,268
Charge-offs	(48,775)	(4,408)	(20,871)	(74,054)
Recoveries	7,165	10,188	6,291	23,644
Provision for loan losses	47,930	(11,982)	15,749	51,697
Ending balance(4)	$133,123	$68,796	$48,636	$250,555
Ending balance: individually evaluated for impairment	$10,207	$2,598	$744	$13,549
Ending balance: collectively evaluated for impairment	$122,916	$66,198	$47,892	$237,006
Loans
Ending balance: total loans(1) (4)	$12,781,206	$6,564,491	$6,625,019	$25,970,716
Ending balance: individually evaluated for impairment	$105,422	$33,198	$28,306	$166,926
Ending balance: collectively evaluated for impairment	$12,675,784	$6,531,293	$6,596,713	$25,803,790

	As Of and For The Year Ended December 31, 2017
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses
Beginning balance	$125,778	$81,816	$44,164	$251,758
Charge-offs	(49,244)	(12,193)	(28,982)	(90,419)
Recoveries	6,685	8,026	6,033	20,744
Provision for loan losses	43,584	(2,651)	26,252	67,185
Ending balance(4)	$126,803	$74,998	$47,467	$249,268
Ending balance: individually evaluated for impairment	$9,515	$4,240	$1,153	$14,908
Ending balance: collectively evaluated for impairment	$117,288	$70,758	$46,314	$234,360
Loans
Ending balance: total loans(2) (4)	$12,023,650	$6,935,288	$5,853,857	$24,812,795
Ending balance: individually evaluated for impairment	$111,334	$56,896	$32,056	$200,286
Ending balance: collectively evaluated for impairment	$11,912,316	$6,878,392	$5,821,801	$24,612,509

	As Of and For The Year Ended December 31, 2016
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses
Beginning balance	$122,989	$87,133	$42,374	$252,496
Charge-offs	(25,039)	(18,216)	(14,705)	(57,960)
Recoveries	9,071	15,226	4,925	$29,222
Provision for loan losses	18,757	(2,327)	11,570	28,000
Ending balance(4)	$125,778	$81,816	$44,164	$251,758
Ending balance: individually evaluated for impairment	$8,384	$7,916	$1,811	$18,111
Ending balance: collectively evaluated for impairment	$117,394	$73,900	$42,353	$233,647
Loans
Ending balance: total loans(3) (4)	$11,543,806	$7,374,112	$4,964,464	$23,882,382
Ending balance: individually evaluated for impairment	$120,560	$91,410	$37,526	$249,496
Ending balance: collectively evaluated for impairment	$11,423,246	$7,282,702	$4,926,938	$23,632,886

(1)    Total before net deferred fees and costs of $24.1 million.

(2)	Total before net deferred fees and costs of $25.3 million.

(3)	Total before net deferred fees and costs of $26.0 million.

(4)	As of and for the years ended December 31, 2018, 2017, and 2016, there were no purchased credit-impaired loans and no allowance for loan losses for purchased credit-impaired loans.

Below is a detailed summary of impaired loans (including accruing TDRs) by class as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016. At December 31, 2018, 2017, and 2016, impaired loans of $51.3 million, $49.0 million, and $53.7 million, respectively, were on non-accrual status.

Impaired Loans (including accruing TDRs)
	December 31, 2018				December 31, 2017
		Recorded Investment				Recorded Investment
(in thousands)	Unpaid Principal Balance	Without an ALL	With an ALL	Related Allowance	Unpaid Principal Balance	Without an ALL	With an ALL	Related Allowance
Commercial, financial, and agricultural	$65,150	$22,298	$34,222	$7,133	$75,427	$8,220	$65,715	$7,406
Owner-occupied	49,588	—	48,902	3,074	37,441	—	37,399	2,109
Total commercial and industrial	114,738	22,298	83,124	10,207	112,868	8,220	103,114	9,515
Investment properties	13,916	—	13,916	1,523	23,364	—	23,364	1,100
1-4 family properties	5,586	—	5,586	131	15,056	—	15,056	504
Land and development	16,283	265	13,431	944	20,216	56	18,420	2,636
Total commercial real estate	35,785	265	32,933	2,598	58,636	56	56,840	4,240
Consumer mortgages	19,506	—	19,506	343	18,668	—	18,668	569
Home equity lines	3,264	—	3,235	224	8,039	2,746	5,096	114
Other consumer loans	5,565	—	5,565	177	5,546	—	5,546	470
Total consumer	28,335	—	28,306	744	32,253	2,746	29,310	1,153
Total impaired loans	$178,858	$22,563	$144,363	$13,549	$203,757	$11,022	$189,264	$14,908

	Years Ended December 31,
	2018		2017		2016
(in thousands)	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial, financial and agricultural	$65,976	$2,316	$72,154	$2,127	$58,289	$1,876
Owner-occupied	42,341	1,851	40,498	1,509	60,694	2,133
Total commercial and industrial	108,317	4,167	112,652	3,636	118,983	4,009
Investment properties	18,564	767	28,749	1,178	38,373	1,485
1-4 family properties	9,813	782	16,099	1,021	40,723	919
Land and development	16,841	249	24,637	404	28,891	1,026
Total commercial real estate	45,218	1,798	69,485	2,603	107,987	3,430
Consumer mortgages	19,516	134	18,319	376	21,863	1,014
Home equity lines	3,491	820	7,748	896	10,713	451
Other consumer loans	5,327	297	4,765	266	5,062	303
Total consumer	28,334	1,251	30,832	1,538	37,638	1,768
Total impaired loans	$181,869	$7,216	$212,969	$7,777	$264,608	$9,207

(1)	Of the interest income recognized during the years ended December 31, 2018, 2017, or 2016, cash-basis interest income was $1.8 million, $815 thousand, and $1.0 million, respectively.

The following tables represent, by concession type, the post-modification balance for loans restructured during the years ended December 31, 2018, 2017, and 2016 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Year Ended December 31, 2018
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial, and agricultural	46	$3,807	$3,957	$7,764
Owner-occupied	16	7,589	5,705	13,294
Total commercial and industrial	62	11,396	9,662	21,058
Investment properties	10	8,070	2,215	10,285
1-4 family properties	25	2,481	2,014	4,495
Land and development	5	122	1,856	1,978
Total commercial real estate	40	10,673	6,085	16,758
Consumer mortgages	19	5,590	93	5,683
Home equity lines	4	172	339	511
Other consumer loans	92	1,834	3,983	5,817
Total consumer	115	7,596	4,415	12,011
Total loans	217	$29,665	$20,162	$49,827	(2)

	Year Ended December 31, 2017
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial, and agricultural	56	$9,434	$12,145	$21,579
Owner-occupied	4	35	1,705	1,740
Total commercial and industrial	60	9,469	13,850	23,319
Investment properties	1	—	121	121
1-4 family properties	35	2,786	2,040	4,826
Land and development	6	157	1,614	1,771
Total commercial real estate	42	2,943	3,775	6,718
Consumer mortgages	11	2,539	1,190	3,729
Other consumer loans	38	1,624	1,333	2,957
Total consumer	49	4,163	2,523	6,686
Total loans	151	$16,575	$20,148	$36,723	(3)

TDRs by Concession Type (continued)
	Year Ended December 31, 2016
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial, and agricultural	63	$17,509	$7,160	$24,669
Owner-occupied	9	7,884	550	8,434
Total commercial and industrial	72	25,393	7,710	33,103
Investment properties	4	1,825	3,518	5,343
1-4 family properties	39	5,499	1,488	6,987
Land and development	14	—	4,099	4,099
Total commercial real estate	57	7,324	9,105	16,429
Consumer mortgages	7	413	51	464
Home equity lines	5	225	123	348
Credit cards	—	—	—	—
Other consumer loans	28	394	2,256	2,650
Total consumer	40	1,032	2,430	3,462
Total loans	169	$33,749	$19,245	$52,994	(4)

(1)
Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the years ended December 31, 2018, 2017, or 2016.

(2)	Net charge-offs of $403 thousand were recorded during 2018 upon restructuring of these loans.

(3)	No charge-offs were recorded during 2017 upon restructuring of these loans.

(4)	No charge-offs were recorded during 2016 upon restructuring of these loans.
For the years ended December 31, 2018, 2017 and 2016, there were eight defaults with a recorded investment of $10.5 million, eight defaults with a recorded investment of $4.0 million, and two defaults with a recorded investment of $181 thousand, respectively, on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments).
If at the time that a loan was designated as a TDR the loan was not already impaired, the measurement of impairment resulting from the TDR designation changes from a general pool-level reserve to a specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such a TDR is not significant. At December 31, 2018, the allowance for loan losses allocated to accruing TDRs totaling $115.6 million was $6.1 million compared to accruing TDRs of $151.3 million with an allocated allowance for loan losses of $8.7 million at December 31, 2017. Non-accrual non-homogeneous loans (commercial-type impaired loan relationships greater than $1 million) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation.

Note 5 - Premises and Equipment
Premises and equipment at December 31, 2018 and 2017 consist of the following:

(in thousands)	2018	2017
Land	$96,310	$96,759
Buildings and improvements	392,952	388,254
Leasehold improvements	39,832	38,970
Furniture and equipment	435,223	413,876
Construction in progress	16,608	15,956
Total premises and equipment	980,925	953,815
Less: Accumulated depreciation and amortization	(546,618)	(527,002)
Premises and equipment, net	$434,307	$426,813

Net premises and equipment included $1.45 million and $1.55 million related to net capital leases at December 31, 2018 and 2017, respectively. Aggregate rent expense (principally for offices) net of sublease income, totaled $25.4 million, $22.0 million, and $21.4 million for the years ended December 31, 2018, 2017, and 2016, respectively. Depreciation and amortization expense for the years ended December 31, 2018, 2017, and 2016 totaled $42.6 million, $42.2 million, and $37.1 million, respectively.
During the years ended December 31, 2018 and 2017, Synovus transferred premises and equipment with a net book value of $911 thousand and $3.3 million, respectively, to other properties held for sale, a component of other assets.
Lease Commitments
Synovus and its subsidiaries have entered into long-term operating leases for various facilities and equipment. Management expects that as these leases expire they will be renewed or replaced by similar leases based on need.
At December 31, 2018, minimum rental commitments under all such non-cancelable leases for the next five years and thereafter are presented below.

(in thousands)
2019	$27,539
2020	27,474
2021	27,498
2022	28,097
2023	25,096
Thereafter	83,316
Total	$219,020

Note 6 - Goodwill and Other Intangible Assets
At both December 31, 2018 and 2017, the net carrying value of goodwill was $57.3 million, consisting of goodwill associated with two reporting units. Aggregate other intangible assets amortization expense for the years ended December 31, 2018, 2017, and 2016 was $1.2 million, $1.1 million, and $521 thousand, respectively. As of December 31, 2018, estimated amortization expense associated with other intangible asset balances over each of the next five years is $1.2 million.
As of June 30, 2018, Synovus completed its annual goodwill impairment evaluation applying ASC 350-20-35-3A Goodwill Subsequent Measurement - Qualitative Assessment Approach and concluded that goodwill was not impaired.

The following table shows the carrying amount of goodwill by reporting unit for the year ended December 31, 2018:

(in thousands)	Synovus Bank Reporting Unit	Trust Services Reporting Unit	Total
Balance as of December 31, 2017
Goodwill	$32,884	$24,431	$57,315
Accumulated impairment losses	—	—	—
Balance as of December 31, 2018	$32,884	$24,431	$57,315

The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of December 31, 2018 and 2017. Other intangible assets primarily consist of customer relationship intangibles.

(in thousands)	2018	2017
Other intangible assets, gross carrying amount	$13,140	$13,140
Other intangible assets, adjustment	(212)	—
Other intangible assets, accumulated amortization	(3,053)	(1,886)
Other intangible assets, net carrying amount	$9,875	$11,254

Note 7 - Other Assets
Significant balances included in other assets at December 31, 2018 and 2017 are presented below.

(in thousands)	2018	2017
Federal Reserve Bank and FHLB Stock	$185,225	$159,443
Accrued interest receivable	89,425	80,036
Investments in low income housing tax credit partnerships	83,736	60,068
Accounts receivable	80,271	43,878
Prepaid expenses	38,035	33,298
Derivative asset positions	19,332	11,722
Taxes receivable	13,150	46,330
Private equity investments	11,028	15,771
Other real estate	6,220	3,758
Trading account assets, at fair value	3,130	3,820
Miscellaneous other assets	74,532	55,363
Total other assets	$604,084	$513,487

Note 8 - Deposits
A summary of interest-bearing deposits at December 31, 2018 and 2017 is presented below.

(in thousands)	2018	2017
Interest-bearing demand deposits	$4,756,239	$5,157,175
Money market accounts, excluding brokered deposits	8,143,975	7,435,941
Savings accounts	817,385	798,935
Time deposits, excluding brokered deposits	3,803,726	3,108,385
Brokered deposits	1,548,030	1,961,125
Total interest-bearing deposits	$19,069,355	$18,461,561

The aggregate amount of time deposits of $250,000 or more was $1.10 billion at December 31, 2018 and $921.8 million at December 31, 2017.

The following table presents contractual maturities of all time deposits at December 31, 2018.

(in thousands)
Maturing within one year	$3,323,071
Between 1 - 2 years	973,732
2 - 3 years	426,823
3 - 4 years	57,347
4 - 5 years	217,622
Thereafter	4,801
$5,003,396

Note 9 - Long-term Debt and Short-term Borrowings
Short-term Borrowings
Short-term borrowings at December 31, 2018 and 2017 consisted of the following:

	2018	2017
(dollars in thousands)
Federal funds purchased	$628	$—
Securities sold under repurchase agreements	237,064	161,190
FHLB advances with original maturities of one year or less	650,000	100,000
Total short-term borrowings	$887,692	$261,190

The following table sets forth additional information on Synovus' short-term borrowings for the years indicated.

(dollars in thousands)	2018	2017	2016
Total balance at December 31,	$887,692	$261,190	$159,699
Weighted average interest rate at December 31,	1.93%	0.65%	0.08%
Maximum month-end balance during the year	$887,692	$390,044	$414,245
Average amount outstanding during the year	371,933	256,011	278,273
Weighted average interest rate during the year	0.96%	0.37%	0.18%

Long-term Debt
Long-term debt at December 31, 2018 and 2017 is presented in the following table:

(dollars in thousands)	2018	2017
Parent Company:
3.125% senior notes, due November 1, 2022, $300 million par value with semi-annual interest payments and principal to be paid at maturity	$297,603	$296,971
5.75% fixed to adjustable rate subordinated notes issued December 7, 2015, due December 15, 2025, $250 million par value with semi-annual interest payments at 5.75% for the first five years and quarterly payments thereafter at an adjustable rate equal to the then-current three month LIBOR rate + 418.2 basis points and principal to be paid at maturity	248,101	247,618
LIBOR + 1.80% debentures, due April 19, 2035, $10 million par value with quarterly interest payments and principal to be paid at maturity (rate of 4.59% at December 31, 2018 and 3.39% at December 31, 2017)	10,000	10,000
Total long-term debt — Parent Company	555,704	554,589
Synovus Bank:
FHLB advances with interest and principal payments due at various maturity dates through 2022 and interest rates ranging from 2.49% to 2.56% at December 31, 2018 (weighted average interest rate of 2.53% and 1.43% at December 31, 2018 and 2017, respectively)	1,100,000	1,050,000
Capital lease with interest and principal payments due at various dates through 2031 (rate of 1.59% at both December 31, 2018 and 2017)	1,453	1,549
Total long-term debt — Synovus Bank	1,101,453	1,051,549
Total long-term debt	$1,657,157	$1,606,138

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
The provisions of the indentures governing Synovus’ long-term debt contain certain restrictions within specified limits on mergers, sales of all or substantially all of Synovus' assets and limitations on sales and issuances of voting stock of subsidiaries and Synovus’ ability to pay dividends on its capital stock if there is an event of default under the applicable indenture. As of December 31, 2018 and 2017, Synovus and its subsidiaries were in compliance with the covenants in these agreements.
The FHLB advances are secured by certain loans receivable with a recorded balance of $3.76 billion at December 31, 2018 and $3.40 billion at December 31, 2017.
Contractual annual principal payments on long-term debt for the next five years and thereafter are shown in the following table.

(in thousands)	Parent Company	Synovus Bank	Total
2019	$—	$90	$90
2020	—	400,092	400,092
2021	—	450,096	450,096
2022	300,000	250,107	550,107
2023	—	109	109
Thereafter	260,000	959	260,959
Total	$560,000	$1,101,453	$1,661,453

Note 10 - Shareholders' Equity and Other Comprehensive Income
The following table shows the changes in shares of preferred and common stock issued and common stock held as treasury shares for the three years ended December 31, 2018.

(shares in thousands)	Series C Preferred Stock Issued (Redeemed)	Series D Preferred Stock Issued	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at December 31, 2015	5,200	—	140,592	11,045	129,547
Issuance of common stock for acquisition	—	—	821	—	821
Restricted share unit activity	—	—	316	—	316
Stock options exercised	—	—	297	—	297
Repurchase of common stock	—	—	—	8,715	(8,715)
Balance at December 31, 2016	5,200	—	142,026	19,760	122,266
Issuance of common stock for earnout payment	—	—	118	—	118
Restricted share unit activity	—	—	336	—	336
Stock options exercised	—	—	198	—	198
Repurchase of common stock	—	—	—	4,021	(4,021)
Balance at December 31, 2017	5,200	—	142,678	23,781	118,897
Issuance of preferred stock	—	8,000	—	—	—
Redemption of preferred stock	(5,200)	—	—	—	—
Issuance of common stock for earnout payment	—	—	199	—	199
Restricted share unit activity	—	—	297	—	297
Stock options exercised	—	—	126	—	126
Repurchase of common stock	—	—	—	3,653	(3,653)
Balance at December 31, 2018	—	8,000	143,300	27,434	115,866

Issuance of Series D Preferred Stock
On June 21, 2018, Synovus completed a $200 million public offering of Series D Preferred Stock, $25.00 per share liquidation preference. The offering generated net proceeds of $195.1 million. Dividends on the shares are non-cumulative and, if declared, will accrue and be payable, in arrears, quarterly at a rate per annum equal to 6.300% for each dividend period from the original issue date to, but excluding, June 21, 2023. From and including June 21, 2023, the dividend rate will change to a floating rate equal to the three-month LIBOR plus a spread of 3.352% per annum. The Series D Preferred Stock is redeemable at Synovus' option in whole or in part, from time to time, on any dividend payment date on or after June 21, 2023, or in whole, but not in part, at any time within 90 days following a regulatory capital treatment event at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series D Preferred Stock has no preemptive or conversion rights. Except in limited circumstances, the Series D Preferred Stock does not have any voting rights.
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
Repurchases of Common Stock
During 2018, Synovus repurchased $175.0 million, or 3.7 million shares, of common stock through open market transactions under the $150 million and $25 million share repurchase programs authorized during the fourth quarter of 2017 and fourth quarter of 2018, respectively, for execution during 2018.
During 2017, Synovus repurchased $175.0 million, or 4.0 million shares, of common stock through open market transactions under the $200 million share repurchase program authorized during the fourth quarter of 2016 for execution during 2017.
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
Warrant
At December 31, 2017 and 2016, Synovus had warrants outstanding issued to Treasury to purchase up to 2.2 million shares of Synovus common stock at a per share exercise price of $65.52. These warrants expired unexercised on December 19, 2018 and therefore were not outstanding as of December 31, 2018. The warrants were issued by Synovus to Treasury in 2008 in connection with the Capital Purchase Program, promulgated under the Emergency Economic Stabilization Act of 2008.
Accumulated Other Comprehensive Income (Loss)
The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component, and is shown for the years ended December 31, 2018, 2017, and 2016.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities Available for Sale	Post-Retirement Unfunded Health Benefit	Total
Balance at December 31, 2015	$(12,504)	$(18,222)	$907	$(29,819)
Other comprehensive loss before reclassifications	—	(22,405)	63	(22,342)
Amounts reclassified from accumulated other comprehensive income (loss)	287	(3,697)	(88)	(3,498)
Net current period other comprehensive income (loss)	287	(26,102)	(25)	(25,840)
Balance at December 31, 2016	$(12,217)	$(44,324)	$882	$(55,659)
Other comprehensive income before reclassifications	—	676	38	714
Amounts reclassified from accumulated other comprehensive income (loss)	80	178	(67)	191
Net current period other comprehensive income (loss)	80	854	(29)	905
Balance at December 31, 2017	$(12,137)	$(43,470)	$853	$(54,754)
Other comprehensive loss before reclassifications	—	(33,023)	(34)	(33,057)
Amounts reclassified from accumulated other comprehensive income (loss)	—	960	(98)	862
Net current period other comprehensive loss	—	(32,063)	(132)	(32,195)
Reclassification from adoption of ASU 2018-02	—	(7,763)	175	(7,588)
Cumulative-effect adjustment from adoption of ASU 2016-01	—	117	—	117
Balance at December 31, 2018	$(12,137)	$(83,179)	$896	$(94,420)

In accordance with ASC 740-20-45-11(b), a deferred tax asset valuation allowance associated with unrealized gains and losses not recognized in income is charged directly to other comprehensive income (loss). During the years 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with net unrealized losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach for allocation of the valuation allowance. Synovus has consistently applied the portfolio approach which treats derivative instruments and available for sale securities as a single portfolio. As of December 31, 2018, the ending balance in net unrealized gains (losses) on cash flow hedges and net unrealized gains (losses) on investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to the previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.
Note 11 - Regulatory Capital
Synovus and Synovus Bank are subject to regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Synovus and Synovus Bank must meet specific capital levels that involve quantitative measures of both on- and off-balance sheet items as calculated under regulatory capital guidelines. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
The Basel III capital rules became effective January 1, 2015, for Synovus and Synovus Bank, subject to a transition period for several aspects, including the capital conservation buffer. When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios (the capital conservation buffer in effect in 2018 is 1.9%). As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. Under the capital rules, Synovus and Synovus Bank are well-capitalized if each has a CET1 ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a total risk-based capital ratio of 10% or greater, a leverage ratio of 5% or greater, and are not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure.
Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements inclusive of the capital conservation buffer.
The following table summarizes regulatory capital information at December 31, 2018 and 2017 for Synovus and Synovus Bank.

	Actual Capital		Minimum Requirement For Capital Adequacy(1)		To Be Well-Capitalized Under Prompt Corrective Action Provisions(2)
(dollars in thousands)	2018	2017	2018	2017	2018	2017
Synovus Financial Corp.
CET1 capital	$2,897,997	$2,763,168	$1,310,460	$1,250,488	N/A	N/A
Tier 1 risk-based capital	3,090,416	2,872,001	1,747,280	1,660,074	N/A	N/A
Total risk-based capital	3,601,376	3,383,081	2,329,706	2,213,432	N/A	N/A
CET1 capital ratio	9.95%	9.99%	4.50%	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	10.61	10.38	6.00	6.00	N/A	N/A
Total risk-based capital ratio	12.37	12.23	8.00	8.00	N/A	N/A
Leverage ratio	9.60	9.19	4.00	4.00	N/A	N/A
Synovus Bank
CET1 capital	$3,382,497	$3,155,163	$1,309,527	$1,247,462	$1,891,538	$1,795,004
Tier 1 risk-based capital	3,382,497	3,155,163	1,746,035	1,656,927	2,328,047	2,209,236
Total risk-based capital	3,633,457	3,406,243	2,328,047	2,209,236	2,910,059	2,761,545
CET1 capital ratio	11.62%	11.43%	4.50%	4.50%	6.50%	6.50%
Tier 1 risk-based capital ratio	11.62	11.43	6.00	6.00	8.00	8.00
Total risk-based capital ratio	12.49	12.33	8.00	8.00	10.00	10.00
Leverage ratio	10.51	10.12	4.00	4.00	5.00	5.00

(1)	The additional capital conservation buffer in effect in 2018 and 2017 was 1.9%, and 1.3%, respectively.

(2)	The prompt corrective action provisions are applicable at the bank level only.

Note 12 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the years ended December 31, 2018, 2017, and 2016.

	Years Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Net income	$428,476	$275,474	$246,784
Preferred stock dividends and redemption charge	17,998	10,238	10,238
Net income available to common shareholders	$410,478	$265,236	$236,546
Weighted average common shares outstanding	117,644	121,162	124,389
Potentially dilutive shares from outstanding equity-based awards and Earnout Payments	734	850	689
Weighted average diluted common shares	118,378	122,012	125,078
Net income per common share, basic	$3.49	$2.19	$1.90
Net income per common share, diluted	$3.47	$2.17	$1.89

For the years ended December 31, 2018, 2017, and 2016, there were 1.7 million, 2.2 million, and 2.2 million potentially dilutive shares, respectively, related to Warrant and stock options to purchase shares of common stock that were outstanding during 2018, 2017, and 2016, respectively, but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive. The outstanding warrants, issued to Treasury by Synovus to purchase up to 2.2 million shares of Synovus common stock at a per share exercise price of $65.52, expired on December 19, 2018.

Note 13 - Fair Value Accounting
Fair value accounting guidance defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, on the measurement date. See "Note 1 - Summary of Significant Accounting Policies" of this Report for a description of how fair value measurements are determined.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of December 31, 2018 and 2017.

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
U.S. Government agency securities	$—	$44	$—	$44
State and municipal securities	—	1,064	—	1,064
Other investments	1,128	894	—	2,022
Total trading securities	$1,128	$2,002	$—	$3,130
Mortgage loans held for sale	—	37,129	—	37,129
Investment securities available for sale:
U.S. Treasury securities	$122,077	$—	$—	$122,077
U.S. Government agency securities	—	38,382	—	38,382
Mortgage-backed securities issued by U.S. Government agencies	—	97,205	—	97,205
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,398,650	—	2,398,650
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	1,188,518	—	1,188,518
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	—	129,865	—	129,865
Corporate debt and other debt securities	—	15,150	1,785	16,935
Total investment securities available for sale	$122,077	$3,867,770	$1,785	$3,991,632
Private equity investments	—	—	11,028	11,028
Mutual funds	3,168	—	—	3,168
Mutual funds held in rabbi trusts	12,844	—	—	12,844
GGL/SBA loans servicing asset	—	—	3,729	3,729
Derivative assets:
Interest rate contracts	$—	$18,388	$—	$18,388
Mortgage derivatives(1)	—	944	—	944
Total derivative assets	$—	$19,332	$—	$19,332
Liabilities
Earnout liability(2)	—	—	14,353	14,353
Derivative liabilities:				—
Interest rate contracts	$—	$15,716	$—	$15,716
Mortgage derivatives(1)	—	819	—	819
Visa derivative	—	—	1,673	1,673
Total derivative liabilities	$—	$16,535	$1,673	$18,208

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
U.S. Government agency securities	$—	$3,002	$—	$3,002
Collateralized mortgage obligations issued by U.S. Government sponsored agencies or enterprises	—	296	—	296
Other investments	522	—	—	522
Total trading securities	$522	$3,298	$—	$3,820
Mortgage loans held for sale	—	48,024	—	48,024
Investment securities available for sale:
U.S. Treasury securities	$82,674	$—	$—	$82,674
U.S. Government agency securities	—	10,862	—	10,862
Mortgage-backed securities issued by U.S.Government agencies	—	120,440	—	120,440
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,595,626	—	2,595,626
Collateralized mortgage obligations issued by U.S. Government sponsored agencies or enterprises	—	1,111,999	—	1,111,999
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	—	44,897	—	44,897
State and municipal securities	—	180	—	180
Corporate debt and other securities	3,162	15,294	1,935	20,391
Total investment securities available for sale	$85,836	$3,899,298	$1,935	$3,987,069
Private equity investments	—	—	15,771	15,771
Mutual funds held in rabbi trusts	14,140	—	—	14,140
GGL/SBA loans servicing asset	—	—	4,101	4,101
Derivative assets:
Interest rate contracts	$—	$10,786	$—	$10,786
Mortgage derivatives (1)	—	936	—	936
Total derivative assets	$—	$11,722	$—	$11,722
Liabilities
Trading account liabilities	—	1,000	—	1,000
Earnout liability(2)	—	—	11,348	11,348
Derivative liabilities:
Interest rate contracts	$—	$12,638	$—	$12,638
Mortgage derivatives(1)	—	129	—	129
Visa derivative	—	—	4,330	4,330
Total derivative liabilities	$—	$12,767	$4,330	$17,097

(1) Mortgage derivatives consist of customer interest rate lock commitments that relate to the potential origination of mortgage loans, which would be classified as held for sale and forward loan sales commitments with third-party investors.

(2)	Earnout liability consists of contingent consideration obligation related to Global One acquisition.
Fair Value Option
Synovus has elected the fair value option for mortgage loans held for sale primarily to ease the operational burden required to maintain hedge accounting for these loans. Synovus is still able to achieve effective economic hedges on mortgage loans held for sale without the time and expense needed to manage a hedge accounting program.
The following table summarizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale and the changes in fair value of these loans. An immaterial portion of these changes in fair value was attributable to instrument-specific credit risk.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Changes in fair value included in net income:
Mortgage loans held for sale	$95	$754	$(667)
Mortgage loans held for sale:
Fair value	37,129	48,024	51,545
Unpaid principal balance	35,848	46,839	51,114
Fair value less aggregate unpaid principal balance	$1,281	$1,185	$431

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
During 2018 and 2017, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. For the years ended December 31, 2018 and 2017, total net losses included in earnings attributable to the change in net unrealized losses relating to assets/liabilities still held at December 31, 2018 and 2017 was $18.1 million and $8.6 million, respectively.

	2018
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL/SBA Loans Servicing Asset(1)	Earnout Liability(2)	Visa Derivative Liability
Beginning balance, January 1, 2018	$1,935	$15,771	$4,101	$(11,348)	$(4,330)
Total (losses) gains realized/unrealized:
Included in earnings	—	(4,743)	(1,752)	(11,652)	(2,328)
Unrealized (losses) gains included in other comprehensive income	(150)	—	—	—	—
Additions	—	—	1,380	—	—
Settlements	—	—	—	8,647	4,985
Ending balance, December 31, 2018	$1,785	$11,028	$3,729	$(14,353)	$(1,673)
Total net losses for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2018	$—	$(4,743)	$—	$(11,652)	$(1,673)

	2017
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL/SBA Loans Servicing Asset(1)	Earnout Liability(2)	Visa Derivative Liability
Beginning balance, January 1, 2017	$1,796	$25,493	$—	$(14,000)	$(5,768)
Total (losses) gains realized/unrealized:
Included in earnings	—	(3,093)	(1,681)	(5,466)	—
Unrealized gains included in other comprehensive income	139	—	—	—	—
Additions	—	—	1,330	—	—
Sales	—	(6,629)	—	—	—
Settlements	—	—	—	6,352	1,438
Transfer from amortization method to fair value	—	—	4,452	—	—
Measurement period adjustments related to Global One acquisition	—	—	—	1,766	—
Ending balance, December 31, 2017	$1,935	$15,771	$4,101	$(11,348)	$(4,330)
Total net losses for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2017	$—	$(3,093)	$—	$(5,466)	$—

(1)
Effective January 1, 2017, Synovus elected the fair value option for determining the value of the GGL/SBA loans servicing asset. Prior to 2017, Synovus accounted for the GGL/SBA loans servicing asset using the amortization method.

(2)	Earnout liability consists of contingent consideration obligation related to the Global One acquisition.

Assets Measured at Fair Value on a Non-recurring Basis
Certain assets are recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting occurring during the period recorded as a charge-off with associated provision expense or write-down in non-interest expense. For example, if the fair value of an asset in these categories falls below its cost basis, it is considered to be at fair value at the end of the period of the adjustment. The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated for which there was a fair value adjustment during the period.

	As of December 31, 2018			Fair Value Adjustments for the Year Ended December 31, 2018
(in thousands)	Level 1	Level 2	Level 3
Impaired loans*	$—	$—	$21,742	$7,575
Other loans held for sale	—	—	1,494	809
Other real estate	—	—	3,827	523
Other assets held for sale	—	—	1,104	482

	As of December 31, 2017			Fair Value Adjustments for the Year Ended December 31, 2017
	Level 1	Level 2	Level 3
Impaired loans*	$—	$—	$3,603	$991
Other loans held for sale	—	—	10,197	13,004
Other real estate	—	—	3,363	2,413
Other assets held for sale	—	—	5,334	2,491

*	Collateral-dependent impaired loans that are written down to fair value during the period.

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair values of financial instruments at December 31, 2018 and 2017. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See Note 1 - "Summary of Significant Accounting Policies" of this Report for a description of how fair value measurements are determined.

	December 31, 2018
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,143,564	$1,143,564	$1,143,564	$—	$—
Trading account assets	3,130	3,130	1,128	2,002	—
Mortgage loans held for sale	37,129	37,129	—	37,129	—
Other loans held for sale	1,506	1,506	—	—	1,506
Investment securities available for sale	3,991,632	3,991,632	122,077	3,867,770	1,785
Private equity investments	11,028	11,028	—	—	11,028
Mutual funds	3,168	3,168	3,168	—	—
Mutual funds held in rabbi trusts	12,844	12,844	12,844	—	—
Loans, net	25,696,018	25,438,890	—	—	25,438,890
GGL/SBA loans servicing asset	3,729	3,729	—	—	3,729
Derivative assets	19,332	19,332	—	19,332	—
Financial Liabilities
Non-interest-bearing deposits	$7,650,967	$7,650,967	$—	$7,650,967	$—
Non-time interest-bearing deposits	14,065,959	14,065,959	—	14,065,959	—
Time deposits	5,003,396	4,989,570	—	4,989,570	—
Total deposits	$26,720,322	$26,706,496	$—	$26,706,496	$—
Federal funds purchased and securities sold under repurchase agreements	237,692	237,692	237,692	—	—
Other short-term borrowings	650,000	650,000	—	650,000	—
Long-term debt	1,657,157	1,649,642	—	1,649,642	—
Earnout liability	14,353	14,353	—	—	14,353
Derivative liabilities	18,208	18,208	—	16,535	1,673

	December 31, 2017
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$932,933	$932,933	$932,933	$—	$—
Trading account assets	3,820	3,820	522	3,298	—
Mortgage loans held for sale	48,024	48,024	—	48,024	—
Other loans held for sale	11,356	11,356	—	—	11,356
Investment securities available for sale	3,987,069	3,987,069	85,836	3,899,298	1,935
Private equity investments	15,771	15,771	—	—	15,771
Mutual funds held in rabbi trusts	14,140	14,140	14,140	—	—
Loans, net	24,538,196	24,507,141	—	—	24,507,141
GGL/SBA loans servicing asset	4,101	4,101	—	—	4,101
Derivative assets	11,722	11,722	—	11,722	—
Financial Liabilities
Trading account liabilities	1,000	1,000	—	1,000	—
Non-interest-bearing deposits	$7,686,339	$7,686,339	$—	$7,686,339	$—
Non-time interest-bearing deposits	13,941,814	13,941,814	—	13,941,814	—
Time deposits	4,519,747	4,523,661	—	4,523,661	—
Total deposits	$26,147,900	$26,151,814	$—	$26,151,814	$—
Federal funds purchased and securities sold under repurchase agreements	161,190	161,190	161,190	—	—
Other short-term borrowings	100,000	100,000	—	100,000	—
Long-term debt	1,606,138	1,621,814	—	1,621,814	—
Earnout liability	11,348	11,348	—	—	11,348
Derivative liabilities	17,097	17,097	—	12,767	4,330

Note 14 - Derivative Instruments
As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments generally consist of interest rate swaps, interest rate lock commitments made to prospective mortgage loan customers, and forward commitments to sell fixed-rate mortgage loans. Interest rate lock commitments represent derivative instruments since it is intended that such loans will be sold. Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. As of December 31, 2018 and 2017, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk related to core banking activities. Synovus is party to master netting arrangements with its dealer counterparties; however, Synovus does not offset assets and liabilities under these arrangements for financial statement presentation purposes.
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
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract. Management believes that the estimate of Synovus' exposure to the Visa indemnification and fees associated with the Visa derivative is adequate based on current information, including Visa's recent announcements and disclosures. However, future developments in the litigation could require changes to Synovus' estimate.
Mortgage Derivatives
Synovus originates first lien residential mortgage loans for sale into the secondary market. Mortgage loans are sold by Synovus for conversion to securities and the servicing of these loans is sold to a third-party servicing aggregator, or Synovus sells the mortgage loans as whole loans to investors either individually or in bulk on a servicing released basis.
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
Forward commitments to sell primarily fixed-rate mortgage loans are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days.
Collateral Requirements
Pursuant to the Dodd-Frank Act, certain derivative transactions have collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As of December 31, 2018 and 2017, collateral totaling $22.4 million and $43.8 million, respectively, was pledged to the derivative counterparties to comply with collateral requirements. For derivatives cleared through central clearing houses, the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the consolidated balance sheets and related disclosures. At December 31, 2018, Synovus had a variation margin of $3.1 million, which reduced the derivative liability, and at December 31, 2017, the variation margin of $1.5 million reduced the derivative asset.

The following table reflects the notional amount and fair value of derivative instruments included on the consolidated balance sheets at December 31, 2018 and 2017.

	December 31, 2018			December 31, 2017
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)
Derivatives not designated as hedging instruments:
Interest rate contracts (3)	$1,840,288	$18,388	$15,716	$1,466,059	$10,786	$12,638
Mortgage derivatives - interest rate lock commitments	52,420	944	—	49,304	936	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	65,500	—	819	72,500	—	129
Visa derivative	—	—	1,673	—	—	4,330
Total derivatives not designated as hedging instruments		$19,332	$18,208		$11,722	$17,097

(1)	Derivative assets are recorded in other assets on the consolidated balance sheets.

(2)	Derivative liabilities are recorded in other liabilities on the consolidated balance sheets.

(3)	Includes interest rate contracts for customer swaps and offsetting positions, net of variation margin payments.
    Pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments on the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		For The Years Ended December 31,
(in thousands)	Location in Consolidated Statements of Income	2018	2017	2016
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Other non-interest income	$(29)	$20	$76
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	8	(634)	182
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	(691)	(2,025)	1,725
Visa derivative	Other non-interest expense	(2,328)	—	(5,795)
Total derivatives not designated as hedging instruments		$(3,040)	$(2,639)	$(3,812)

(1)	Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
Note 15 - Commitments and Contingencies
In the normal course of business, Synovus enters into commitments to extend credit such as loan commitments and letters of credit to meet the financing needs of its customers. Synovus uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Synovus also has commitments to fund certain low income housing investments.
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
Synovus invests in certain low income housing tax credit partnerships which are engaged in the development and operation of affordable multi-family housing utilizing the LIHTC pursuant to Section 42 of the Code.  Synovus typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships and as such, is not considered the primary beneficiary of the partnership. Synovus typically provides financing during the construction and development of the properties and is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan but has no obligation to fund the operations or working capital of the partnerships and are not exposed to losses beyond Synovus’ investment. Synovus receives tax credits related to these investments which are subject to recapture by taxing authorities based on compliance features required to be met at the project level.

	December 31,
(in thousands)	2018	2017
Letters of credit *	$157,675	$153,372
Commitments to fund commercial and industrial loans	5,527,017	5,090,827
Commitments to fund commercial real estate, construction, and land development loans	2,034,223	1,567,583
Commitments under home equity lines of credit	1,258,657	1,137,714
Unused credit card lines	775,003	779,254
Other loan commitments	400,983	351,358
Total letters of credit and unfunded lending commitments	$10,153,558	$9,080,108

Investments in low income housing tax credit partnerships:
Carrying amount included in other assets	$83,736	$60,068
Amount of future funding commitments included in carrying amount	47,123	39,994
Short-term construction loans and letter of credit commitments	1,585	7,180
Funded portion of short-term loans and letters of credit	5,595	—

* Represent the contractual amount net of risk participations of $46.0 million.
Merchant Services
In accordance with credit and debit card association rules, Synovus sponsors MPS that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the merchant processor, which is primarily liable for any losses on covered transactions. However, if the merchant processor fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, by retaining cash reserve accounts and/or by obtaining other security. For the years ended December 31, 2018 and 2017, the sponsored entities processed and settled $68.99 billion and $62.08 billion of transactions, respectively.
Synovus began covering and has continued to cover chargebacks related to a particular MPS during 2018 where the MPS’s cash reserve account was unavailable to support the chargebacks.  As of December 31, 2018, Synovus had advanced $22.9 million to the MPS to cover these chargebacks. While Synovus has contractual protections against loss, repayment of such amounts will depend upon the continued financial viability of the MPS and the favorable resolution of any resulting disputes over the funds.
Legal Proceedings
Synovus and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, tax matters, inquiries and investigations. Synovus, like many other financial institutions, has been the target of numerous legal actions and other proceedings asserting claims for damages and related relief for losses. These actions include claims and counterclaims asserted by individuals related to loans and allegations of violations of state and federal laws and regulations relating to banking practices, including putative class action matters and also claims asserted by shareholders or purported shareholders against Synovus, members of Synovus' Board of Directors, and members of Synovus' management team. In addition to actual damages, if Synovus does not prevail in asserted legal actions, credit-related litigation could result in additional write-downs or charge-offs of loans, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off were to occur.
In addition, on February 15, 2019, a shareholder derivative action, LeMay v. Synovus Financial Corp., Civil Action No. 19-A-01389-9, was filed in the Superior Court of Gwinnett County, Georgia against the Company and certain of its directors and officers alleging breach of fiduciary duties, unjust enrichment, gross mismanagement, corporate waste, disgorgement of compensation, injunctive relief, attorney’s fees and expenses, and punitive damages.  Synovus believes that the allegations are without merit and intends to defend against this matter vigorously.
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of December 31, 2018 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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
Note 16 - Share-based Compensation and Other Employment Benefit Plans
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. The 2013 Omnibus Plan authorizes 8.6 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units, and performance share units) count as two share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. At December 31, 2018, Synovus had a total of 4.8 million common share equivalents of its authorized but unissued common stock reserved for future grants under the 2013 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, restricted share units, market restricted share units, and performance share units. The grants generally include vesting periods of three years. The restricted share units and the market restricted share units contain a service-based vesting period of three years with most awards vesting pro-rata over three years. As further discussed below, market restricted share units and performance share units are granted at a defined target level and are compared annually to required market and performance metrics to determine actual units vested and compensation expense. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units, market restricted share units, and performance share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant. The restricted share units and the market restricted share units granted during 2018, 2017, and 2016 contain a service-based vesting period of three years with most awards vesting pro-rata over three years.

Share-based Compensation Expense
Total share-based compensation expense was $16.6 million, $14.2 million, and $13.6 million for 2018, 2017, and 2016, respectively. The total income tax benefit recognized in the consolidated statements of income related to share-based compensation expense was $3.9 million, $5.2 million, and $5.0 million for 2018, 2017, and 2016, respectively. No share-based compensation costs have been capitalized for the years ended December 31, 2018, 2017, and 2016. As of December 31, 2018, unrecognized compensation cost related to the unvested portion of share-based compensation arrangements involving shares of Synovus stock was $20.5 million.
Stock Options
There were no stock option grants in 2018, 2017, or 2016. A summary of stock option activity and changes during the years ended December 31, 2018, 2017, and 2016 is presented below.

Stock Options
	2018		2017		2016
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	775,730	$17.85	973,361	$17.76	1,741,975	$37.88
Options exercised	(126,344)	16.92	(197,631)	17.41	(297,225)	17.35
Options forfeited	—	—	—	—	(1,597)	17.64
Options expired/canceled	(9,485)	92.26	—	—	(469,792)	92.62
Options outstanding at end of year	639,901	$16.93	775,730	$17.85	973,361	$17.76
Options exercisable at end of year	639,901	$16.93	775,730	$17.85	973,361	$17.76

The aggregate intrinsic value for outstanding and exercisable stock options at December 31, 2018 was $9.6 million and their weighted average remaining contractual life was 3.36 years years.
The intrinsic value of stock options exercised during the years ended December 31, 2018, 2017, and 2016 was $4.4 million, $5.1 million, and $4.7 million, respectively. Cash received from option exercises of common stock for the years ended December 31, 2018, 2017, and 2016 was $2.1 million, $3.4 million, and $5.2 million, respectively. The total grant date fair value of stock options vested during 2016 was $7.4 million.
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

	2018	2017	2016
Risk-free interest rate	2.32%	1.48%	0.81%
Expected stock price volatility	22.5	22.9	25.7
Dividend yield	1.3	1.2	1.8
Simulation period	3.0 years	3.0 years	3.0 years

The stock price expected volatility was based on Synovus' historical and implied volatility. The Monte Carlo model estimates fair value based on 100,000 simulations of future share price using a theoretical model of stock price behavior.

A summary of restricted share units outstanding and changes during the years ended December 31, 2018, 2017, and 2016 is presented below (excluding market restricted and performance share units).

Restricted Share Units
	Share Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	762,767	$24.57
Granted	350,458	26.43
Dividend equivalents granted	11,105	26.43
Vested	(406,496)	23.10
Forfeited	(12,067)	23.96
Outstanding at December 31, 2016	705,767	26.38
Granted	242,804	41.82
Dividend equivalents granted	5,839	41.82
Vested	(341,825)	26.25
Forfeited	(46,637)	26.28
Outstanding at December 31, 2017	565,948	33.25
Granted	248,697	47.34
Dividend equivalents granted	7,259	44.10
Vested	(280,459)	30.86
Forfeited	(15,652)	38.60
Outstanding at December 31, 2018	525,793	$41.18

The total fair value of restricted share units vested during 2018, 2017, and 2016 was $13.6 million, $14.4 million, and $11.4 million, respectively. As of December 31, 2018, total unrecognized compensation cost related to restricted share units was $11.0 million. This cost is expected to be recognized over a weighted average remaining period of 1.44 years.
Synovus granted market restricted share units to senior management during the years ended December 31, 2018, 2017, and 2016. The market restricted share units have a three-year service-based vesting component as well as a total shareholder return multiplier. The number of market restricted share units that will ultimately vest ranges from 75% to 125% of a defined target based on Synovus' total shareholder return (TSR). The total fair value of market restricted share units vested during 2018, 2017, and 2016 was $5.1 million, $4.8 million, and $2.6 million, respectively. At December 31, 2018, total unrecognized compensation cost related to market restricted share units was $3.4 million with a weighted average remaining period of 1.35 years. A summary of market restricted share units outstanding and changes during the years ended December 31, 2018, 2017, and 2016 is presented below.

Market Restricted Share Units
	Share Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	158,248	$27.02
Granted	93,913	26.93
Dividend equivalents granted	3,095	26.93
Quantity change by TSR factor	9,970	26.93
Vested	(82,817)	26.40
Outstanding at December 31, 2016	182,409	27.25
Granted	78,174	43.52
Dividend equivalents granted	2,811	43.52
Quantity change by TSR factor	22,182	27.25
Vested	(114,013)	26.78
Outstanding at December 31, 2017	171,563	35.24
Granted	57,851	48.46
Dividend equivalents granted	3,204	41.91
Quantity change by TSR factor	17,882	33.21
Vested	(105,459)	33.21
Forfeited	(952)	38.32
Outstanding at December 31, 2018	144,089	$41.91

Synovus granted performance share units to senior management during the years ended December 31, 2018, 2017, and 2016. These units vest upon meeting certain service and performance conditions. Beginning in 2018, return on average assets (ROAA) and return on average tangible common equity (ROATCE) performance is evaluated each year over a three-year performance period, with share distribution determined at the end of the three years. The number of performance share units that will ultimately vest ranges from 0% to 150% of defined targets based on Synovus' three-year weighted average ROAA and ROATCE (as defined). Prior to 2018, performance was evaluated using only ROAA. The total fair value of performance share units vested during 2018 was $4.3 million. At December 31, 2018, total unrecognized compensation cost related to performance share units was $6.0 million with a weighted average remaining period of 1.40 years. A summary of performance share units outstanding and changes during the years ended December 31, 2018, 2017, and 2016 is presented below.

Performance Share Units
	Share Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	151,567	$26.01
Granted	83,529	25.95
Dividend equivalents granted	3,384	25.95
Outstanding at December 31, 2016	238,480	25.99
Granted	72,825	41.61
Dividend equivalents granted	2,562	41.61
Vested	(69,326)	23.47
Outstanding at December 31, 2017	244,541	31.54
Granted	86,774	47.23
Dividend equivalents granted	4,418	28.06
Vested	(84,326)	28.06
Adjustment for performance vs. target	(1,250)	28.06
Forfeited	(1,900)	33.52
Outstanding at December 31, 2018	248,257	$38.29

Excess tax benefit/deficiency
During 2018, Synovus recognized $3.3 million of income tax benefits through the income statement from share-based compensation excess tax benefits upon the vesting of restricted share units, market restricted share units, performance share units, and exercise of stock options. During 2017, Synovus recognized $5.0 million of income tax benefits through the income statement from share-based compensation excess tax benefits upon the vesting of restricted share units, market restricted share units, performance share units, and exercise of stock options. During 2016, Synovus recognized a share-based compensation net tax deficiency of $790 thousand associated primarily with expired and canceled stock options. The net deficiency was recorded as a reduction of additional paid-in-capital within shareholders' equity.
The following table provides aggregate information regarding grants under all Synovus equity compensation plans at December 31, 2018.

Plan Category	(a) Number of Securities to be Issued Upon Vesting of Restricted Share Units, Market Restricted Share Units, and Performance Share Units(1)	(b) Number of Securities to be Issued Upon Exercise of Outstanding Options	(c) Weighted-Average Exercise Price of Outstanding Options in Column (b)	(d) Number of Shares Remaining Available for Issuance Excluding Shares Reflected in Columns (a) and (b)
Shareholder approved equity compensation plans for shares of Synovus stock	918,139	639,901	$16.93	4,849,161

(1)	Market restricted and performance share units included at defined target levels. Actual shares issued upon vesting may differ based on actual TSR and ROAA and ROATCE over the measurement period.
Other Employment Benefit Plans
For the year ended December 31, 2018, Synovus provided a 100% matching contribution on the first 5% of eligible employee 401(k) contributions for a total annual contribution of $15.7 million. For the years ended December 31, 2017 and 2016, Synovus provided a 100% matching contribution on the first 4% of eligible employee 401(k) contributions for a total annual contribution of $11.5 million and $10.8 million, respectively. Effective December 29, 2017, Synovus' non-contributory profit sharing plan was merged into the 401(k) plan.
For the years ended December 31, 2018, 2017, and 2016, Synovus sponsored a stock purchase plan for directors and employees whereby Synovus made contributions equal to 15% of employee and director voluntary contributions, subject to certain maximum contribution limitations. The funds are used to purchase outstanding shares of Synovus common stock. Synovus recorded as expense $942 thousand, $860 thousand, and $826 thousand for contributions to these plans in 2018, 2017, and 2016, respectively.
Note 17 - Income Taxes
The components of income tax expense (benefit) included in the consolidated statements of income for the years ended December 31, 2018, 2017, and 2016 are presented below:

(in thousands)	2018	2017	2016
Current
Federal	$75,582	$(32,341)	$7,329
State	7,081	5,949	5,501
Total current income tax expense (benefit)	82,663	(26,392)	12,830
Deferred
Federal	24,894	229,917	117,463
State	11,321	1,139	11,374
Total deferred income tax expense	36,215	231,056	128,837
Total income tax expense	$118,878	$204,664	$141,667

Income tax expense does not reflect the tax effects of net unrealized gains (losses) on investment securities available for sale and post-retirement unfunded health benefits. These effects are presented in the consolidated statements of comprehensive income.

The 2018 financial results reflect a $9.8 million tax benefit resulting from the completion of the remeasurement of the deferred tax assets and liabilities from Federal Tax Reform in accordance with ASC Topic 740, Income Taxes. This included a $3.9 million tax benefit for the refinement of provisional amounts previously reported under SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) and a $5.9 million return to provision benefit associated with the 2017 tax return. In 2017, Synovus made a reasonable estimate, based on the information available, of the impact from the reduction in the corporate tax rate on the remeasurement of applicable deferred tax assets and liabilities, which resulted in an additional provisional federal income tax expense of $47.2 million.
Income tax expense as shown in the consolidated statements of income differed from the amounts computed by applying the U.S. federal income tax rate of 21 percent to income before income taxes for the year ended December 31, 2018, and 35 percent for the years ended 2017 and 2016. A reconciliation of the differences is presented below:

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Income tax expense at statutory federal income tax rate	$114,944	$168,048	$135,957
Increase (decrease) resulting from:
State income tax expense, net of federal income tax benefit	17,270	11,961	13,256
Adjustment related to reduction in U.S. federal statutory income tax rate(1)(2)	(9,865)	46,573	—
Non-deductible expenses	7,556	2,435	813
Low income housing tax credits and other tax benefits	(6,421)	(2,759)	—
Low income housing tax credit amortization	5,316	268	—
Change in valuation allowance(3)	(3,431)	(6,227)	(2,055)
Bank-owned life insurance	(3,055)	(4,702)	(3,402)
Excess tax benefit from share-based compensation	(2,801)	(4,318)	—
General business tax credits(4)	(1,163)	(4,615)	(1,213)
Other, net	528	(2,000)	(1,689)
Total income tax expense	$118,878	$204,664	$141,667
Effective tax rate	21.7%	42.6%	36.5%

(1) Does not include a 2017 provisional tax expense adjustment of $608 thousand which is included as a component of the change in the valuation allowance. The 2017 income tax effect of the provisional federal income tax expense of $47.2 million relating to Federal Tax Reform represents 9.8% of income before taxes.
(2) 2017 includes a $7.6 million expense from remeasurement of deferred tax assets relating to unrealized losses on available for sale securities which were initially recorded through accumulated other comprehensive income (AOCI).   As further described in Note 1, ASU 2018-02, issued in February 2018, provides for the reclassification of the tax effects stranded in AOCI resulting from Federal Tax Reform to retained earnings.   As a result, Synovus elected to apply the ASU 2018-02 guidance during the reporting period ending on March 31, 2018 and reclassified $7.6 million from AOCI to retained earnings.
(3) 2017 includes provisional federal income tax expense of $608 thousand related to Federal Tax Reform.
(4) 2017 includes research and development tax credits for the tax years 2013-2017 totaling $4.6 million.

Details for significant portions of the deferred tax assets and liabilities at December 31, 2018 and 2017 are presented below:

(in thousands)	2018	2017
Deferred tax assets
Allowance for loan losses	$63,952	$66,034
Net operating loss carryforwards	33,008	41,059
Net unrealized losses on investment securities available for sale	24,419	13,253
Employee benefits and deferred compensation	20,363	18,333
Tax credit carryforwards	20,088	19,175
Deferred revenue	10,189	12,311
Lease rental	2,526	2,549
Non-performing loan interest	2,442	10,388
Other	9,415	6,343
Total gross deferred tax assets	186,402	189,445
Less valuation allowance	—	(3,431)
Total deferred tax assets	186,402	186,014
Deferred tax liabilities
Excess tax over financial statement depreciation	(31,260)	(8,080)
Other properties held for sale	(5,469)	(5,447)
Other	(8,539)	(6,699)
Total gross deferred income tax liabilities	(45,268)	(20,226)
Net deferred tax assets	$141,134	$165,788

The net decrease in the valuation allowance for the years ended December 31, 2018 and 2017 was $3.4 million and $6.2 million, respectively. The decrease in 2018 related to the expiration of unused state tax credits which had a valuation allowance recorded. The decrease in 2017 was related to the expiration of unused state tax credits which had a valuation allowance and the reversal of valuation allowance on state tax credits that now have been determined to be utilized before they expire.
Management assesses the realizability of deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence. At December 31, 2018, the Company is not in a three-year cumulative loss position; accordingly, it does not have significant negative evidence to consider when evaluating the realization of its deferred tax assets. Positive evidence supporting the realization of the Company’s deferred tax assets at December 31, 2018 includes generation of taxable income in 2018, 2017, and 2016, continued improvement in credit quality, strong capital position, as well as sufficient amounts of projected future taxable income, of the appropriate character, to support the realization of the $141.1 million net deferred tax asset at December 31, 2018. Synovus expects to realize its net deferred tax asset of $141.1 million through the reversal of existing taxable temporary differences and projected future taxable income. Based on the assessment of all the positive and negative evidence at December 31, 2018, management has concluded that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
Synovus expects to realize substantially all of the $141.1 million in net deferred tax assets well in advance of the statutory carryforward period. At December 31, 2018, $88.0 million of existing net deferred tax assets are not related to net operating losses or credits and therefore, have no expiration dates. $33.0 million of the deferred tax assets relate to state net operating losses which will expire in installments annually through the tax year 2036. State tax credits at December 31, 2018 total $20.1 million and have expiration dates through the tax year 2028.

State NOL and tax credit carryforwards as of December 31, 2018 are summarized in the following table.

Tax Carryforwards	As of December 31, 2018
(in thousands)	Expiration Dates	Deferred Tax Asset Balance	Valuation Allowance	Net Deferred Tax Asset Balance	Pre-Tax Earnings Necessary to Realize(1)
Net operating losses - states	2023-2027	$1,431	$—	$1,431	$1,429,499
Net operating losses - states	2028-2032	39,483	—	39,483	914,384
Net operating losses - states	2033-2036	356	—	356	7,356
Other credits - states	2019-2023	20,164	—	20,164	N/A
Other credits - states	2024-2028	2,388	—	2,388	N/A

(1)	N/A indicates credits are not measured on a pre-tax earnings basis.
Synovus is subject to income taxation in the United States and various state jurisdictions. Synovus' federal income tax return is filed on a consolidated basis, while state income tax returns are filed on both a consolidated and separate entity basis. Currently, there are no years for which Synovus filed a federal income tax return that are under examination by the IRS. Additionally, Synovus is no longer subject to income tax examinations by the IRS for years before 2015, and excluding certain limited exceptions, Synovus is no longer subject to income tax examinations by state and local income tax authorities for years before 2015. However, amounts reported as net operating losses and tax credit carryovers from closed tax periods remain subject to review by most tax authorities. Although Synovus is unable to determine the ultimate outcome of current and future examinations, Synovus believes that the liability recorded for uncertain tax positions is adequate.
A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (unrecognized state income tax benefits are not adjusted for the federal income tax impact).

	Years Ended December 31,
(in thousands)	2018	2017	2016
Balance at January 1,	$15,117	$14,745	$12,745
Additions based on income tax positions related to current year	1,165	152	—
Additions for income tax positions of prior years(1)	2,321	934	1,811
Additions from acquisition	—	—	608
Reductions for income tax positions of prior years	—	(706)	—
Statute of limitation expirations	(17)	(8)	(419)
Balance at December 31,	$18,586	$15,117	$14,745

(1)	Includes deferred tax benefits that could reduce future tax liabilities.
Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense. Accrued interest and penalties on unrecognized income tax benefits totaled $227 thousand, $105 thousand, and $38 thousand as of December 31, 2018, 2017 and 2016, respectively. Unrecognized income tax benefits as of December 31, 2018, 2017 and 2016 that, if recognized, would affect the effective income tax rate totaled $15.2 million, $12.3 million and $9.9 million (net of the federal benefit on state income tax issues). Accrued interest and penalties during 2018 and 2017 totaled $193 thousand and $76 thousand, respectively. Synovus expects that $316 thousand of uncertain income tax positions will be either settled or resolved during the next twelve months.

Note 18 - Non-interest Income
Non-interest income includes revenue from various types of transactions and services provided to customers. The following table reflects non-interest income disaggregated by revenue type, line of business, and the amount of revenue that is in scope and out of scope of Topic 606 for the year ended December 31, 2018.

Non-interest Income by Line of Business
	For the Year Ended December 31, 2018
(in thousands)	Community Banking	Corporate Banking	Retail Banking	Financial Management Services	Other	Total
Revenues in scope of Topic 606
Service charges on deposit accounts	$22,633	$1,932	$54,123	$—	$2,152	$80,840
Fiduciary and asset management fees	—	—	—	54,685	—	54,685
Card fees	834	—	41,669	—	—	42,503
Brokerage revenue	—	—	—	36,567	—	36,567
Insurance revenue	—	—	—	5,410	—	5,410
Other fees	—	—	1,943	—	1,084	3,027
	$23,467	$1,932	$97,735	$96,662	$3,236	$223,032

Revenues out of scope of Topic 606(1)	9,098	7,598	6,656	22,786	10,923	57,061
Total non-interest income	$32,565	$9,530	$104,391	$119,448	$14,159	$280,093

(1)
Out of scope non-interest income is presented for the purpose of reconciling non-interest income amounts within the scope of Topic 606 to non-interest income amounts presented on Synovus' consolidated statements of income.

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
Insurance Revenue: Insurance revenue primarily consists of commissions received on annuity and life product sales. The commissions are recognized as revenue when the customer executes an insurance policy with the insurance carrier. In some cases, Synovus receives payment of trailing commissions each year when the customer pays its annual premium. For the years ended December 31, 2018 and 2017, Synovus recognized an immaterial amount of insurance trailing commissions.

Other Fees: Other fees primarily consist of revenues generated from safe deposit box rental fees and lockbox services. Fees are recognized over time, on a monthly basis, as Synovus' performance obligation for services is satisfied. Payment is received upfront for safe deposit box rentals and in the following month for lockbox services.
Note 19 - Condensed Financial Information of Synovus Financial Corp. (Parent Company only)

Condensed Balance Sheets
	December 31,
(in thousands)	2018	2017
Assets
Cash due from bank subsidiary	$213,096	$191,275
Funds due from other depository institutions	9,927	19,911
Total cash, cash equivalents, restricted cash, and restricted cash equivalents(1)	223,023	211,186
Investment in consolidated bank subsidiary, at equity	3,418,471	3,232,129
Investment in consolidated nonbank subsidiaries, at equity	34,586	40,731
Other assets	62,915	69,762
Total assets	$3,738,995	$3,553,808
Liabilities and Shareholders' Equity
Liabilities:
Long-term debt	$555,704	$554,589
Other liabilities	49,689	37,653
Total liabilities	605,393	592,242
Shareholders’ equity:
Series C Preferred Stock	—	125,980
Series D Preferred Stock	195,140	—
Common stock	143,300	142,678
Additional paid-in capital	3,060,561	3,043,129
Treasury stock	(1,014,746)	(839,674)
Accumulated other comprehensive loss, net	(94,420)	(54,754)
Retained earnings	843,767	544,207
Total shareholders’ equity	3,133,602	2,961,566
Total liabilities and shareholders’ equity	$3,738,995	$3,553,808

(1)	See "Note 1 - Summary of Significant Accounting Policies" of this Report for information on Synovus' change in presentation of cash and cash equivalents.

Condensed Statements of Income
	Years Ended December 31,
(in thousands)	2018	2017	2016
Income
Cash dividends received from subsidiaries(1)	$250,000	$283,210	$325,000
Cash distributions received from subsidiaries(1)	10,000	167,790	—
Interest income	1,703	1,443	2,565
Other (loss) income	(3,904)	345	4,595
Total income	257,799	452,788	332,160
Expenses
Interest expense	25,287	43,922	52,831
Other expenses	21,455	33,955	20,652
Total expenses	46,742	77,877	73,483
Income before income taxes and equity in undistributed income (loss) of subsidiaries	211,057	374,911	258,677
Allocated income tax benefit	(13,690)	(30,421)	(25,628)
Income before equity in undistributed income (loss) of subsidiaries	224,747	405,332	284,305
Equity in undistributed income (loss) of subsidiaries	203,729	(129,858)	(37,521)
Net income	428,476	275,474	246,784
Dividends and redemption charge on preferred stock	17,998	10,238	10,238
Net income available to common shareholders	$410,478	$265,236	$236,546

(1)	Substantially all cash dividends and distributions are from Synovus Bank.

Condensed Statements of Comprehensive Income
	December 31, 2018			December 31, 2017			December 31, 2016
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$547,354	$(118,878)	$428,476	$480,138	$(204,664)	$275,474	$388,451	$(141,667)	$246,784
Reclassification adjustment for losses realized in net income on cash flow hedges	—	—	—	130	(50)	80	467	(180)	287
Reclassification adjustment for net gains realized in net income on investment securities available for sale	—	—	—	(5,506)	2,120	(3,386)	(5,763)	2,219	(3,544)
Net unrealized gains on investment securities available for sale	—	—	—	—	—	—	2,358	(908)	1,450
Other comprehensive (loss) gain of bank subsidiary	(43,447)	11,252	(32,195)	6,784	(2,573)	4,211	(39,080)	15,047	(24,033)
Other comprehensive (loss) income	$(43,447)	$11,252	$(32,195)	$1,408	$(503)	$905	$(42,018)	$16,178	$(25,840)
Comprehensive income			$396,281			$276,379			$220,944

Condensed Statements of Cash Flows
	Years Ended December 31,
(in thousands)	2018	2017	2016
Operating Activities
Net income	$428,476	$275,474	$246,784
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(203,729)	129,858	37,521
Deferred income tax expense	1,055	60,931	17,989
Net increase (decrease) in other liabilities	9,551	(1,095)	7,746
Net decrease (increase) in other assets	6,723	(8)	(9,214)
Other, net	1,115	(3,330)	(1,648)
Net cash provided by operating activities	243,191	461,830	299,178
Investing Activities
Proceeds from sales of investment securities available for sale	—	4,305	—
Outlays for business combinations	—	—	(3,408)
Net decrease in short-term notes receivable from non-bank subsidiaries	—	35,200	31,800
Net cash provided by investing activities	—	39,505	28,392
Financing Activities
Dividends paid to common and preferred shareholders	(120,202)	(64,908)	(69,663)
Repurchases of common stock	(175,072)	(175,079)	(263,084)
Repayments and redemption of long-term debt	—	(600,386)	(130,048)
Proceeds from issuance of long-term debt	—	296,866	—
Net proceeds from issuance of Series D Preferred Stock	195,140	—	—
Redemption of Series C Preferred Stock	(130,000)	—	—
Earnout payment	(1,220)	(892)	—
Net cash used in financing activities	(231,354)	(544,399)	(462,795)
Increase (decrease) in cash and cash equivalents including restricted cash	11,837	(43,064)	(135,225)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of year(1)	211,186	254,250	389,475
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of year(1)	$223,023	$211,186	$254,250

(1) See "Note 1 - Summary of Significant Accounting Policies" of this Report for information on Synovus' change in presentation of cash and cash equivalents.
See accompanying notes to the audited consolidated financial statements.
For the years ended December 31, 2018, 2017, and 2016, the Parent Company paid income taxes of $41.7 million, $18.0 million, and $9.5 million, respectively. For the years ended December 31, 2018, 2017, and 2016, the Parent Company paid interest of $24.2 million, $51.0 million, and $53.1 million, respectively.

Note 20 - Subsequent Events
Acquisition of FCB Financial Holdings, Inc.
Effective January 1, 2019, Synovus completed its acquisition of all of the outstanding stock of FCB Financial Holdings, Inc. (FCB), a bank holding company based in Weston, Florida. The fair value of the consideration transferred totaled approximately $1.60 billion. Effective January 1, 2019, Florida Community Bank merged into Synovus Bank. At the acquisition date, FCB had total loans of $9.42 billion, total deposits of $10.89 billion and operated 51 full service banking centers through its wholly-owned banking subsidiary, Florida Community Bank. With the addition of FCB, Synovus will become a top five regional bank by deposits in the Southeast region. The addition of FCB will elevate Synovus' growth profile through a deepened presence in high-growth Florida markets. Conversion of FCB systems is expected during the second quarter of 2019.
As the acquisition of FCB was completed after December 31, 2018, Synovus' consolidated financial statements as of and for the years ended December 31, 2018 do not include amounts for FCB. Merger-related expenses totaling $10.1 million relating to this transaction were recorded during the year ended December 31, 2018. Given the timing of the closing of this transaction, Synovus is currently in the process of valuing the assets acquired and liabilities assumed in the business combination. As a result, we are not yet able to provide the amounts to be recognized as of the closing date for the major classes of assets acquired and liabilities assumed and other related disclosures.
If the acquisition of FCB had been completed on January 1, 2018, unaudited pro forma total revenue, net of interest expense would have been approximately $1.9 billion for 2018, and unaudited pro forma net income available to common shareholders would have been approximately $613 million. The unaudited pro forma results include the impact of amortizing and accreting certain estimated purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans, deposits, and long-term debt. Merger-related expenses that occurred at the effective time of the merger or subsequent to the merger are not reflected in the unaudited pro forma amounts. Cost savings are also not reflected in the unaudited pro forma amounts for the twelve months ended December 31, 2018. The pro forma information does not necessarily reflect the results of operations that would have occurred had Synovus merged with FCB at the beginning of 2018.
Issuance of Subordinated Debt
On February 7, 2019, Synovus completed a public offering of $300.0 million aggregate principal amount of 5.900% fixed-to-fixed rate subordinated notes due in 2029.  Subject to any redemption prior to February 7, 2029, the notes will bear interest at the rate of 5.900% per annum for the first five years and, thereafter, at a fixed rate which will be 3.379% above the 5-Year Mid-Swap Rate as of the reset date. Interest on the notes will be payable semi-annually in arrears. The notes will mature on February 7, 2029.

Summary of Quarterly Financial Data (Unaudited)
Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2018 and 2017.

	2018
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$357,395	$343,942	$329,834	$313,134
Net interest income	297,933	291,619	284,577	274,284
Provision for loan losses	12,149	14,982	11,790	12,776
Income before income taxes	143,854	128,008	142,117	133,375
Income tax expense	38,784	18,949	30,936	30,209
Net income	105,070	109,059	111,181	103,166
Net income available to common shareholders	101,919	99,330	108,622	100,607
Net income per common share, basic	0.88	0.85	0.92	0.85
Net income per common share, diluted	0.87	0.84	0.91	0.84

	2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$306,934	$297,652	$285,510	$272,401
Net interest income	269,713	262,572	251,097	239,927
Provision for loan losses	8,565	39,686	10,260	8,674
Income before income taxes	103,966	152,675	117,791	105,704
Income tax expense	74,361	54,668	41,788	33,847
Net income	29,605	98,007	76,003	71,857
Net income available to common shareholders	27,046	95,448	73,444	69,298
Net income per common share, basic	0.23	0.79	0.60	0.57
Net income per common share, diluted	0.23	0.78	0.60	0.56

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, Synovus' disclosure controls and procedures were effective.
Synovus regularly engages in productivity and efficiency initiatives to streamline operations, reduce expenses, and increase revenue. Additionally, investment in new and updated information technology systems has enhanced information gathering and processing capabilities, and allowed management to operate in a more centralized environment for critical processing and monitoring functions. Management of Synovus is responsible for identifying, documenting, and evaluating the adequacy of the design and operation of the controls implemented during each process change described above. There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, Synovus' internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting. Management of Synovus is responsible for establishing and maintaining effective internal control over financial reporting for Synovus Financial Corp. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Synovus conducted an evaluation of the effectiveness of our internal control over Synovus' financial reporting as of December 31, 2018 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2018.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in "Part II - Item 8. Financial Statements and Supplementary Data" of this Report.
/s/ Kessel D. Stelling                        /s/ Kevin S. Blair
Kessel D. Stelling                        Kevin S. Blair

Chairman of the Board, President and Chief Executive Officer	Senior Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer
Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter ended December 31, 2018 covered by this Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
NONE.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE
Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“PROPOSALS TO BE VOTED ON” - “PROPOSAL 1: ELECTION OF 10 DIRECTORS”;

•	“EXECUTIVE OFFICERS”;

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” - “Consideration of Director Candidates - Shareholder Candidates” and “Committees of the Board” - “Audit Committee.”
We have a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. You can find our Code of Business Conduct and Ethics in the Corporate Governance section of our website at investor.synovus.com. We will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE in the Corporate Governance section of our website.
Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 1, 2017. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information pertaining to equity compensation plans is contained in "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Share-based Compensation and Other Employment Benefit Plans" of this Report and are incorporated herein by reference.
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
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for the Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
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

2.1
Agreement and Plan of Merger by and among Synovus, FCB Financial Holdings, Inc. and Azalea Merger Sub Corp. and Synovus dated as of July 23, 2018, incorporated by reference to Exhibit 2.1 of the Synovus’ Current Report on Form 8-K dated July 23, 2018, as filed with the SEC on July 25, 2018.

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

3.6	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus' Current Report on Form 8-K dated November 8, 2010, as filed with the SEC on November 9, 2010.

4.1	Specimen Physical Stock Certificate of Synovus, incorporated by reference to Exhibit 4.1 to Synovus' Current Report on Form 8-K dated May 19, 2014, as filed with SEC on May 19, 2014.

4.2
Specimen stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.2 of Synovus’ Current Report on Form 8-K dated December 17, 2008, as filed with the SEC on December 22, 2008.

4.3
Specimen stock certificate for Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, incorporated by reference to Exhibit 4.1 of Synovus' Current Report in Form 8-K dated June 20, 2018, as filed with the SEC on June 21, 2018.

4.4	Form of 2009 Warrant Agreement, as amended, incorporated by reference to Exhibit 10.4 of FCB's Registration Statement on Form S-1/A (No 333-196935), as filed with the SEC on July 22, 2014.

4.5
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

4.6
Amendment No. 1 dated as of September 6, 2011 to Shareholder Rights Plan between Synovus Financial Corp. and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated September 6, 2011, as filed with the SEC on September 6, 2011.

Exhibit Number	Description

4.7
Amendment No. 2 dated as of April 24, 2013 to Shareholder Rights Plan between Synovus Financial Corp. and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated April 24, 2013, as filed with the SEC on April 24, 2013.

4.8
Amendment No. 3 dated as of April 20, 2016 to Shareholder Rights Plan between Synovus Financial Corp. and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated April 20, 2016, as filed with the SEC on April 21, 2016.

4.9
Summary of Plan Adjustments, effective as of May 16, 2014, to Shareholder Rights Plan between Synovus Financial Corp. and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 99.2 of Synovus' Current Report on Form 8-K dated May 19, 2014, as filed with the SEC on May 19, 2014.

4.10
Indenture, dated as of June 20, 2005, between Synovus Financial Corp. and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus' Registration Statement on Form S-4 (No. 333-126767), as filed with the SEC on July 21, 2005.

4.11
Senior Notes Indenture, dated as of February 13, 2012, between Synovus Financial Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated February 8, 2012, as filed with the SEC on February 13, 2012.

4.12
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

4.14
Second Supplemental Indenture, dated as of February 7, 2019, between Synovus Financial Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated February 7, 2019, as filed with the SEC on February 7, 2019.

10.1	Synovus Financial Corp. 2011 Director Stock Purchase Plan, incorporated by reference to Exhibit 99.1 of Synovus' Current Report on Form 8-K dated April 27, 2011, as filed with the SEC on May 3, 2011.*

10.2
Amendment No. 1 dated September 6, 2011 to Synovus Financial Corp. 2011 Director Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated September 6, 2011, as filed with the SEC on September 6, 2011.*

10.3
Amendment No. 2 dated February 28, 2013 to Synovus Financial Corp. 2011 Director Stock Purchase, incorporated by reference to Exhibit 10.6 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 1, 2013. *

10.4
Synovus Financial Corp. 2011 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Synovus' Registration Statement on Form S-8 (Registration No. 333-174265), as filed with the SEC on May 17, 2011.*

10.5
Amended and Restated Synovus Financial Corp. Directors' Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of Synovus' Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

Exhibit Number	Description

10.6
Synovus Financial Corp. Executive Salary Contribution Death Benefit Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the SEC on August 10, 2009.*

10.7
Third Amended and Restated Synovus Financial Corp. Deferred Compensation Plan, incorporated by reference to Exhibit 10.15 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 1, 2013.*

10.8
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

10.10
Riverside Bank Amended and Restated Salary Continuation Agreement adopted as of June 1, 2005 by and between Riverside Bank and Kessel D. Stelling, incorporated by reference to Exhibit 10.17 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.11	Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

10.12
Amendment No. 1 to the Synovus Financial Corp. 2007 Omnibus Plan dated February 9, 2017, incorporated by reference to Exhibit 10.14 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on February 27, 2017.*

10.13
Form of Revised Stock Option Agreement for stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.14
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

10.16
Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.18 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on February 27, 2017.*

10.17
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

Exhibit Number	Description

10.19
Form of Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 22, 2014, as filed with the SEC on January 24, 2014.*

10.20
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

10.22
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

10.25	Summary of Annual Base Salaries of Synovus' Named Executive Officers.*

10.26
Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2018, as filed with the SEC on May 7, 2018.*

10.27
First Amendment to the Bank of North Georgia Amended and Restated Salary Continuation Agreement dated September 10, 2007, effective as of January 1, 2005, by and between Bank of North Georgia, as successor in interest to Riverside Bank, and Kessel D. Stelling, Jr., incorporated by reference to Exhibit 10.37 of Synovus' Current Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.28
Riverside Bank Split Dollar Agreement dated December 23, 1999, by and between Riverside Bank and Kessel D. Stelling, Jr., incorporated by reference to Exhibit 10.38 of Synovus' Current Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.29
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2012, as filed with the SEC on May 10, 2012.*

10.30	Synovus Financial Corp. Amended and Restated Clawback Policy.*

10.31
Form of Revised Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated February 11, 2016, as filed with the SEC on February 18, 2016.*

10.32
Form of Revised Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated February 11, 2016, as filed with the SEC on February 18, 2016.*

Exhibit Number	Description

10.33
Amendment No. 1 to Third Amended and Restated Synovus Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the period ended June 30, 2017, as filed with the SEC on August 4, 2017.*

10.34
Form of Revised Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan., incorporated by reference to Exhibit 10.35 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2017, as filed with the SEC on February 28, 2018.*

10.35
Form of Revised Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.36 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2017, as filed with the SEC on February 28, 2018.*

10.36
Form of Revised Restricted Stock Unit Agreement for restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.37 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2107, as filed with the SEC on February 28, 2018.*

10.37	Bond Street Holdings, LLC 2009 Stock Option Plan, incorporated by reference to Exhibit 10.1 of FCB's Registration Statement on Form S-1 (No. 333-196935), as filed with the SEC on June 20, 2014.*

10.38	Bond Street Holdings, LLC 2013 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of FCB's Registration Statement on Form S-1 (No. 333-196935), as filed with the SEC on June 20, 2014.*

10.39	FCB 2016 Stock Incentive Plan, incorporated by reference to Exhibit A of the FCB Proxy Statement for the 2016 Annual Meeting of Stockholders on Schedule 14A, as filed with the SEC on April 5, 2016.*

10.40	First Amendment to the FCB 2016 Stock Incentive Plan, incorporated by reference to Item 8.01 of FCB's Current Report on Form 8-K dated May 5, 2016, as filed with the SEC on May 5, 2016.*

10.41	Form of Incentive Stock Option Grant Agreement, incorporated by reference to Exhibit 10.3 of FCB's Registration Statement on Form S-1 (No. 333-196935), as filed with the SEC on June 20, 2014.*

10.42	Form of RSU Agreement, incorporated by reference to Exhibit 10.4 of FCB's Registration Statement on Form S-1/A (No. 333-196935), as filed with the SEC on July 22, 2014.*

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 99.1 of Synovus' Current Report of Form 8-K dated October 24, 2014, as filed with the SEC on October 24, 2014.

21.1	Subsidiaries of Synovus Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2018 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

*	Indicates management contracts and compensatory plans and arrangements.
(b) Exhibits
See the response to Item 15(a)(3) above.
(c) Financial Statement Schedules
See the response to Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date:	February 28, 2019	By:	/s/ Kessel D. Stelling
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

Signature	Title	Date

/s/ Kessel D. Stelling	Chairman of the Board, President, Chief Executive Officer and Director	February 28, 2019
Kessel D. Stelling	(Principal Executive Officer)

/s/ Kevin S. Blair	Senior Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer	February 28, 2019
Kevin S. Blair	(Principal Financial Officer)

/s/ Jill K. Hurley	Chief Accounting Officer	February 28, 2019
Jill K. Hurley	(Principal Accounting Officer)

/s/ Catherine A. Allen	Director	February 28, 2019
Catherine A. Allen

/s/ Tim E. Bentsen	Director	February 28, 2019
Tim E. Bentsen

/s/ F. Dixon Brooke, Jr.	Director	February 28, 2019
F. Dixon Brooke, Jr.

/s/ Stephen T. Butler	Director	February 28, 2019
Stephen T. Butler

Signature	Title	Date

/s/ Elizabeth W. Camp	Director	February 28, 2019
Elizabeth W. Camp

/s/ Diana M. Murphy	Director	February 28, 2019
Diana M. Murphy

/s/ Jerry W. Nix	Director	February 28, 2019
Jerry W. Nix

/s/ Harris Pastides	Director	February 28, 2019
Harris Pastides

/s/ Joseph J. Prochaska, Jr.	Director	February 28, 2019
Joseph J. Prochaska, Jr.

/s/ John L. Stallworth	Director	February 28, 2019
John L. Stallworth

/s/ Melvin T. Stith	Director	February 28, 2019
Melvin T. Stith

/s/ Barry L. Storey	Director	February 28, 2019
Barry L. Storey

/s/ Philip W. Tomlinson	Director	February 28, 2019
Philip W. Tomlinson