Form 10-Q
period 2019-03-31
SYNOVUS FINANCIAL CORP
filed 2019-05-03
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
Commission file number 1-10312

______________________________
SYNOVUS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)
______________________________

Georgia	58-1134883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Bay Avenue Suite 500, Columbus, Georgia	31901
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (706) 649-2311
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par Value Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   YES ☒  NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	April 30, 2019
Common Stock, $1.00 Par Value	157,501,073

SYNOVUS FINANCIAL CORP.
INDEX OF DEFINED TERMS
AICPA – American Institute of Certified Public Accountants
ALCO – Synovus' Asset Liability Management Committee
ALL – Allowance for loan losses
AOCI – Accumulated other comprehensive income
Acquisition Date – Effective January 1, 2019, Synovus completed its acquisition of all of the outstanding stock of FCB Financial Holdings, Inc.
ASC – Accounting Standards Codification
ASC 310-30 loans – Loans accounted for in accordance with ASC 310 – 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality
ASU – Accounting Standards Update
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
FCB – FCB Financial Holdings, Inc. and its wholly-owned subsidiaries, except where the context requires otherwise
FDIC – Federal Deposit Insurance Corporation

i

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
LIHTC – Low Income Housing Tax Credit
LTV – Loan-to-collateral value ratio
Merger Agreement – Agreement and Plan of Merger by and among Synovus, FCB and Azalea Merger Sub Corp. dated as of July 23, 2018
Merger – The January 1, 2019 merger of Azalea Merger Sub with and into FCB and immediately thereafter, the merger of FCB with and into Synovus, with Synovus continuing as the surviving entity pursuant to the terms and conditions of the Merger Agreement
MPS – Merchant processing servicer(s)
NAICS – North American Industry Classification System
nm – not meaningful
NPA – Non-performing assets
NPL – Non-performing loans
NSF – Non-sufficient funds
OCI – Other comprehensive income
ORE – Other real estate
OTC – Over-the-counter
OTTI – Other-than-temporary impairment

ii

Parent Company – Synovus Financial Corp.
ROU – Right-of-use
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
Synovus Bank – A Georgia state-chartered bank and wholly-owned subsidiary of Synovus, through which Synovus conducts its banking operations
Synovus' 2018 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2018
Synovus Mortgage – Synovus Mortgage Corp., a wholly-owned subsidiary of Synovus Bank
Synovus Securities – Synovus Securities, Inc., a wholly-owned subsidiary of Synovus
Synovus Trust – Synovus Trust Company, N.A., a wholly-owned subsidiary of Synovus Bank
TDR – Troubled debt restructuring (as defined in ASC 310-40)
the Treasury – United States Department of the Treasury
UPB – Unpaid principal balance
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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$519,681	$468,426
Interest-bearing funds with Federal Reserve Bank	688,470	641,476
Interest earning deposits with banks	24,147	19,841
Federal funds sold and securities purchased under resale agreements	33,627	13,821
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	1,265,925	1,143,564
Mortgage loans held for sale, at fair value	55,970	37,129
Investment securities available for sale, at fair value	6,808,191	3,991,632
Loans	35,634,501	25,946,573
Allowance for loan losses	(257,036)	(250,555)
Loans, net	35,377,465	25,696,018
Cash surrender value of bank-owned life insurance	761,098	554,134
Premises and equipment, net	479,965	434,307
Goodwill	485,000	57,315
Other intangible assets	74,683	9,875
Other assets	1,321,728	745,218
Total assets	$46,630,025	$32,669,192
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$9,144,315	$7,650,967
Interest-bearing deposits	28,930,875	19,069,355
Total deposits	38,075,190	26,720,322
Federal funds purchased and securities sold under repurchase agreements	314,383	237,692
Other short-term borrowings	853,000	650,000
Long-term debt	2,106,037	1,657,157
Other liabilities	683,662	270,419
Total liabilities	42,032,272	29,535,590
Shareholders' Equity
Series D Preferred Stock – no par value. Authorized 100,000,000 shares; 8,000,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	195,140	195,140
Common stock - $1.00 par value. Authorized 342,857,143 shares; 165,929,349 issued at March 31, 2019 and 143,300,449 issued at December 31, 2018; 157,454,007 outstanding at March 31, 2019 and 115,865,510 outstanding at December 31, 2018	165,929	143,300
Additional paid-in capital	3,794,262	3,060,561
Treasury stock, at cost – 8,475,342 shares at March 31, 2019 and 27,434,939 shares at December 31, 2018	(319,898)	(1,014,746)
Accumulated other comprehensive loss, net	(18,342)	(94,420)
Retained earnings	780,662	843,767
Total shareholders’ equity	4,597,753	3,133,602
Total liabilities and shareholders' equity	$46,630,025	$32,669,192

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Interest income:
Loans, including fees	$447,769	$285,340
Investment securities available for sale	49,938	23,928
Mortgage loans held for sale	391	379
Federal Reserve Bank balances	3,671	1,750
Other earning assets	3,070	1,737
Total interest income	504,839	313,134
Interest expense:
Deposits	87,684	26,375
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	3,463	1,601
Long-term debt	16,517	10,874
Total interest expense	107,664	38,850
Net interest income	397,175	274,284
Provision for loan losses	23,569	12,776
Net interest income after provision for loan losses	373,606	261,508
Non-interest income:
Service charges on deposit accounts	20,859	19,940
Fiduciary and asset management fees	13,578	13,435
Card fees	10,877	10,199
Brokerage revenue	9,406	8,695
Mortgage banking income	5,054	5,047
Income from bank-owned life insurance	5,290	4,217
Swap fee income	4,778	690
Investment securities gains, net	75	—
Other non-interest income	9,461	4,823
Total non-interest income	79,378	67,046
Non-interest expense:
Salaries and other personnel expense	139,427	113,720
Net occupancy and equipment expense	38,394	31,480
Third-party processing expense	17,758	13,945
FDIC insurance and other regulatory fees	6,761	6,793
Professional fees	6,348	5,505
Advertising expense	5,123	5,092
Amortization of intangibles	3,392	292
Merger-related expense	49,738	—
Other operating expenses	25,469	18,352
Total non-interest expense	292,410	195,179
Income before income taxes	160,574	133,375
Income tax expense	40,388	30,209
Net income	120,186	103,166
Less: Preferred stock dividends	3,150	2,559
Net income available to common shareholders	$117,036	$100,607
Net income per common share, basic	$0.73	$0.85
Net income per common share, diluted	0.72	0.84
Weighted average common shares outstanding, basic	160,927	118,666
Weighted average common shares outstanding, diluted	162,760	119,321

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2019			2018
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$160,574	$(40,388)	$120,186	$133,375	$(30,209)	$103,166
Net unrealized gains (losses) on investment securities available for sale:
Reclassification adjustment for net gains realized in net income	(75)	19	(56)	—	—	—
Net unrealized gains (losses) arising during the period	102,785	(26,621)	76,164	(61,445)	15,914	(45,531)
Net unrealized gains (losses)	102,710	(26,602)	76,108	(61,445)	15,914	(45,531)
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(35)	5	(30)	(34)	13	(21)
Other comprehensive income (loss)	$102,675	$(26,597)	$76,078	$(61,479)	$15,927	$(45,552)
Comprehensive income			$196,264			$57,614

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Series C Preferred Stock	Series D Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2017	$125,980	$—	$142,678	$3,043,129	$(839,674)	$(54,754)	$544,207	$2,961,566
Cumulative-effect adjustment from adoption of ASU 2014-09	—	—	—	—	—	—	(685)	(685)
Reclassification from adoption of ASU 2018-02	—	—	—	—	—	(7,588)	7,588	—
Cumulative-effect adjustment from adoption of ASU 2016-01	—	—	—	—	—	117	(117)	—
Net income	—	—	—	—	—	—	103,166	103,166
Other comprehensive loss, net of income taxes	—	—	—	—	—	(45,552)	—	(45,552)
Cash dividends declared on common stock - $0.25 per share	—	—	—	—	—	—	(29,675)	(29,675)
Cash dividends paid on Series C Preferred Stock - $0.49 per share	—	—	—	—	—	—	(2,559)	(2,559)
Repurchases of common stock	—	—	—	—	(26,733)	—	—	(26,733)
Restricted share unit vesting and taxes paid related to net share settlement	—	—	266	(8,494)	—	—	—	(8,228)
Stock options exercised	—	—	73	1,167	—	—	—	1,240
Share-based compensation expense	—	—	—	3,955	—	—	—	3,955
Balance at March 31, 2018	$125,980	$—	$143,017	$3,039,757	$(866,407)	$(107,777)	$621,925	$2,956,495

Balance at December 31, 2018	$—	$195,140	$143,300	$3,060,561	$(1,014,746)	$(94,420)	$843,767	$3,133,602
Cumulative-effect adjustment from adoption of ASU 2016-02	—	—	—	—	—	—	4,270	4,270
Net income	—	—	—	—	—	—	120,186	120,186
Other comprehensive income, net of income taxes	—	—	—	—	—	76,078	—	76,078
FCB Acquisition:
Issuance of common stock, net of issuance costs	—	—	22,043	682,713	—	—	—	704,756
Common stock reissued	—	—	—	—	1,014,746	—	(137,176)	877,570
Fair value of exchanged equity awards and warrants attributed to purchase price	—	—	—	43,362	—	—	—	43,362
Cash dividends declared on common stock - $0.30 per share	—	—	—	—	—	—	(47,235)	(47,235)
Cash dividends paid on Series D Preferred Stock - $0.39 per share	—	—	—	—	—	—	(3,150)	(3,150)
Repurchases of common stock including costs to repurchase	—	—	—	—	(320,167)	—	—	(320,167)
Restricted share unit vesting and taxes paid related to net share settlement	—	—	235	(8,647)	—	—	—	(8,412)
Stock options/warrants exercised, net	—	—	351	6,029	269	—	—	6,649
Share-based compensation expense	—	—	—	10,244	—	—	—	10,244
Balance at March 31, 2019	$—	$195,140	$165,929	$3,794,262	$(319,898)	$(18,342)	$780,662	$4,597,753

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2019 (1)	2018
Operating Activities
Net income	$120,186	$103,166
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23,569	12,776
Depreciation, amortization, and accretion, net	7,000	14,823
Deferred income tax expense	6,915	2,599
Originations of mortgage loans held for sale	(120,207)	(128,618)
Proceeds from sales of mortgage loans held for sale	104,552	130,805
Gain on sales of mortgage loans held for sale, net	(3,534)	(3,445)
Decrease (increase) in other assets	21,634	(45,764)
Decrease in other liabilities	(27,776)	(8,466)
Investment securities gains, net	(75)	—
Share-based compensation expense	10,244	3,955
Net cash provided by operating activities	142,508	81,831

Investing Activities
Net cash received in business combination, net of cash paid	201,100	—
Proceeds from maturities and principal collections of investment securities available for sale	197,726	139,929
Proceeds from sales of investment securities available for sale	1,188,239	—
Purchases of investment securities available for sale	(1,800,346)	(211,085)
Proceeds from sales of loans	13,654	10,885
Proceeds from sales of other real estate and other assets	6,273	2,090
Net increase in loans excluding loans acquired in business combination	(423,514)	(109,180)
Net (purchases) redemptions of Federal Home Loan Bank stock	(24,239)	(6,375)
Net redemptions (purchases) of Federal Reserve Bank stock	1,285	(20)
Purchases of bank-owned life insurance policies, net of settlements	656	1,523
Net increase in premises and equipment	(9,209)	(9,212)
Net cash used in investing activities	(648,375)	(181,445)

Financing Activities
Net increase in deposits	434,677	105,502
Net increase in federal funds purchased and securities sold under repurchase agreements	47,552	24,341
Net change in other short-term borrowings	203,000	(100,000)
Repayments and redemption of long-term debt	—	(2,030,030)
Proceeds from issuance of long-term debt, net	297,045	2,280,000
Dividends paid to common shareholders	(28,966)	(17,835)
Dividends paid to preferred shareholders	(3,150)	(2,559)
Stock options and warrants exercised	6,649	1,240
Repurchase of common stock	(320,167)	(26,733)
Taxes paid related to net share settlement of equity awards	(8,412)	(8,228)
Net cash provided by financing activities	628,228	225,698
Increase in cash and cash equivalents including restricted cash	122,361	126,084
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	1,143,564	932,933
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$1,265,925	$1,059,017

Supplemental Disclosures:
Income taxes paid (refunded)	$1,050	$183
Interest paid	95,630	33,431
Non-cash Activities
Common stock issued, treasury stock reissued, equity awards/warrants exchanged to acquire FCB	1,625,688	—
Loans foreclosed and transferred to other real estate	1,419	3,407
Loans transferred to/(from) other loans held for sale at fair value	12,237	5,233
Subtopic 825-10 equity investment securities available for sale transferred to other assets	—	3,162
Dividends declared on common stock during the period but paid after period-end	47,235	29,675

(1) Where applicable, changes for balances as of March 31, 2019, compared to December 31, 2018, exclude amounts acquired on the Acquisition Date.
See accompanying notes to unaudited interim consolidated financial statements.

Notes to Unaudited Interim Consolidated Financial Statements
Note 1 - Basis of Presentation
General
The accompanying unaudited interim consolidated financial statements of Synovus Financial Corp. include the accounts of the Parent Company and its consolidated subsidiaries. Synovus Financial Corp. is a financial services company based in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the company provides commercial and retail banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, premium finance and international banking. Synovus Bank is positioned in markets in the Southeast, with 300 branches and 384 ATMs in Alabama, Florida, Georgia, South Carolina, and Tennessee.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with GAAP. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this Report have been included. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Synovus' 2018 Form 10-K.
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
Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses; estimates of fair value; income taxes; and contingent liabilities including legal matters, among others.
Purchased loans
Purchased loans are recorded at fair value in accordance with ASC Topic 820, Fair Value Measurement, consistent with the exit price concept on the date of acquisition. Credit risk assumptions and resulting credit discounts are included in the determination of fair value; therefore, no ALL is recorded at the acquisition date.
Pursuant to an AICPA letter dated December 18, 2009, the AICPA summarized the SEC staff's view regarding the accounting in subsequent periods for discount accretion associated with loan receivables acquired in a business combination or asset purchase. Regarding the accounting for such loan receivables, in the absence of further standard setting, the AICPA understands the SEC staff would not object to an accounting policy based on contractual cash flows (ASC Topic 310-20, Nonrefundable Fees and Other Costs) or an accounting policy based on expected cash flows (ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality). Synovus analogizes to ASC Topic 310-30 to account for the fair value discount.
Purchased loans are evaluated upon acquisition as following the ASC 310-30 approach or ASC 310-20. Loans meeting the scope exception of ASC 310-30 (e.g. loans with revolving components) are not permitted to be analogized and will be accounted for in accordance with ASC 310-20.  For ASC 310-30 loans, expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized prospectively as interest income. Decreases in expected cash flows due to credit deterioration are recognized by recording an ALL. Loan removals from pools due to pay-off or charge-off are removed at their carrying amount.  The difference between the carrying amount and the amount received to satisfy the loan is recorded in interest income.  For ASC 310-20 loans, the difference between the fair value and UPB of the loan at the acquisition date is amortized or accreted to interest income over the contractual life of the loans using the effective interest method. In the event of prepayment, the remaining unamortized amount is recognized in interest income in the quarter of prepayment.

Due to the significant difference in accounting for ASC 310-30 loans, Synovus believes inclusion of these loans in certain asset quality ratios that reflect non-performing assets in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because loan level charge-offs related to ASC 310-30 loans are not recognized in the financial statements until the cumulative amounts exceed the original loss projections on a pool basis, the net charge-off ratio is inconsistent with the net charge-off ratio for other loan portfolios. The inclusion of ASC 310-30 loans in certain asset quality ratios could result in a lack of comparability across quarters or years, and could impact comparability with other portfolios that were not impacted by ASC 310-30 accounting. Synovus believes that presenting certain loan and asset quality disclosures separately for ASC 310-20 and ASC 310-30 loans, and/or excluding ASC 310-30 loans, where appropriate and indicated within each table, provides better perspective into underlying trends related to the quality of its loan portfolio.
Non-interest Income - Revenue from Contracts with Customers within the scope of ASC Topic 606
Service Charges on Deposit Accounts: Revenue from service charges on deposit accounts is earned through cash management, wire transfer, and other deposit-related services, as well as overdraft, non-sufficient funds, account management and other deposit-related fees. Revenue is recognized for these services either over time, corresponding with deposit accounts' monthly cycle, or at a point in time for transaction-related services and fees. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers' accounts.
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
Insurance Revenue (included in other non-interest income on the consolidated statements of income): Insurance revenue primarily consists of commissions received on annuity and life product sales. The commissions are recognized as revenue when the customer executes an insurance policy with the insurance carrier. In some cases, Synovus receives payment of trailing commissions each year when the customer pays its annual premium.
Recently Adopted Accounting Standards
ASU 2016-02, Leases (ASC 842). In February 2016, the FASB issued ASU 2016-02, its new standard on lease accounting. ASU 2016-02 introduces a lessee model that brings substantially all operating leases on the balance sheet through the recognition of a ROU asset and a lease liability, and requires the disclosure of additional qualitative and quantitative information about leasing arrangements. The accounting model for financing leases from a lessee perspective, and for all leases from a lessor perspective remains largely unchanged from prior GAAP (ASC 840). Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; referred to hereinafter as “ASC 842”.
Synovus adopted ASC 842 prospectively as of January 1, 2019 for existing leasing arrangements. As such, financial information was not updated and the disclosures required under the new standard are not presented for dates and periods prior to January 1, 2019. Refer to the 2018 10-K for lease disclosures surrounding prior period information reported under ASC 840, Leases. For leases that commenced prior to the effective date of ASC 842, Synovus elected the package of practical expedients not to reassess (a) whether existing contracts contain leases, (b) lease classification for existing leases, and (c) initial direct cost for any existing leases as well as the short-term lease recognition exemption for all leases that qualify. Additionally, we did not elect the practical expedient to combine lease and non-lease components for all of our leases.
Adoption of the new standard resulted in the recording of ROU assets and lease liabilities of $387.3 million and $390.6 million, respectively, as of January 1, 2019. These amounts were based on the present value of the remaining rental payments for existing leases and include consideration for renewal and termination options available that we were reasonably certain of exercising. The adoption of the standard also resulted in a cumulative-effect adjustment, net of income taxes, to the beginning balance of retained earnings of $4.3 million ($3.9 million of which consisted of deferred gains associated with sale-leaseback transactions that previously did not qualify for recognition). The ROU assets are included in other assets (other than $3.5 million of finance leases included in premises and equipment) on the consolidated balance sheet and the lease liabilities are included in other liabilities. Adoption of the standard did not materially impact our consolidated statements of income and had no impact on cash flows.

Synovus determines if an arrangement is a lease at inception in accordance with ASC 842-10-15-3 and classifies leases as either operating or financing from a lessee perspective and operating or direct financing and sales-type from a lessor perspective based on criteria that are largely similar to those applied under ASC 840, Leases, but without explicit bright lines.
ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The determination of future minimum lease payments includes consideration for extension or termination options when it is reasonably certain Synovus will exercise that option as well as rent escalation clauses (including market or index-based escalations) and abatements, capital improvement funding or other lease concessions. As most leases in Synovus' portfolio do not provide an implicit rate, Synovus utilizes a collateralized incremental borrowing rate, referenced to the Federal Home Loan Bank rates for borrowings of similar terms, based on the information available at lease commencement date in determining the present value of future payments. Additionally, for all real estate leases, Synovus applies a portfolio approach (based on lease term) in the application of the discount rate. Determination of the ROU asset also includes prepaid lease payments and amounts recognized relating to favorable or unfavorable lease terms from leases acquired through business combinations.
For operating leases, minimum rental expense is recognized on a straight-line basis based on the fixed components of leasing arrangements. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as expense when incurred. For financing leases, rent expense is recognized as amortization expense on a straight-line basis and interest expense using the effective interest method. Additionally, leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. Net lease cost is recorded net of sublease income. For leases beginning in 2019 and later, lease components (e.g., base rent) are accounted for separately from non-lease components (e.g., common-area maintenance costs, real estate taxes and insurance costs).
ASU 2017-04, Intangibles-Goodwill and Other, Simplifying the Test for Goodwill Impairment: In January 2017, the FASB issued ASU 2017- 04, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Therefore, any carrying amount which exceeds the reporting unit’s fair value (up to the amount of goodwill recorded) will be recognized as an impairment loss. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Synovus elected to early adopt the guidance, effective January 1, 2019 and will apply the guidance prospectively, beginning with its annual impairment test as of June 30, 2019. Based on goodwill impairment tests performed in 2018, which did not require the application of Step 2, Synovus does not expect the adoption of this ASU to have an immediate impact.
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
Synovus is continuing its implementation efforts which are led by a cross-functional steering committee.  The team meets periodically to discuss the latest developments and ensure progress compared to planned timings.  We commenced limited parallel testing and will continue in the second quarter as we progress toward model validation and complete fit-for-purpose testing. Management expects that the allowance for loan losses will be higher under the new standard; however, management is still in the process of determining the magnitude of the impact on its financial statements and regulatory capital ratios.  Additionally, the extent of the expected increase on the allowance for loan losses will depend upon the composition of the loan portfolio upon adoption of the standard, as well as economic conditions and forecasts at that time.

Note 2 - Acquisitions
Acquisition of FCB Financial Holdings, Inc.
Effective January 1, 2019 (the "Acquisition Date"), Synovus completed its acquisition of all of the outstanding stock of FCB Financial Holdings, Inc. (FCB), a bank holding company based in Weston, Florida, for total consideration of approximately $1.6 billion. Effective January 1, 2019, FCB's wholly-owned banking subsidiary, Florida Community Bank National Association, merged into Synovus Bank. On the Acquisition Date, the preliminary estimated fair values of FCB included approximately $12.4 billion of identifiable assets, $9.3 billion in loans, and $10.9 billion in deposits. With the addition of FCB and its 51 full service banking centers, Synovus expanded its deposit base in the Southeast. The addition of FCB elevated Synovus' growth profile through a deepened presence in high-growth Florida markets. Conversion of FCB systems is scheduled to occur during the second quarter of 2019. The results of FCB's operations are included in Synovus' consolidated financial statements since the Acquisition Date.
Under the terms of the Merger Agreement, each outstanding share of FCB common stock was converted into the right to receive 1.055 Synovus common shares and cash in lieu of fractional shares. Additionally, under the terms of the Merger Agreement, certain outstanding FCB non-vested equity awards with a fair value of $7.4 million on the Acquisition Date, accelerated vesting and converted automatically into the right to receive merger consideration at the merger exchange ratio of 1.055, or an equivalent amount in cash, of which $3.5 million was allocated to purchase price and the remaining to merger-related compensation expense. In the aggregate, on the Acquisition Date, FCB stockholders received 49.5 million shares of Synovus common stock valued at approximately $1.6 billion and $601 thousand in cash. Also, under the terms of the Merger Agreement, FCB employee and non-employee director outstanding stock options and non-vested restricted share units as well as outstanding FCB warrants were converted into options, restricted share units, and warrants, respectively, to purchase and receive Synovus common stock. The converted options and restricted share units had a fair value of $41.5 million on the Acquisition Date, of which $37.3 million was allocated to purchase price and the remaining to compensation expense and the converted warrants had a fair value of $6.7 million attributed to purchase price. The estimated fair value of the converted restricted share units was based on Synovus' closing stock price on December 31, 2018 of $31.99, and the estimated fair value of the converted stock options was determined using a Hull-White model in a binomial lattice option pricing framework. The estimated fair value of the converted warrants was determined using the Black-Scholes-Merton model.
The acquisition of FCB constituted a business combination and was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at their estimated fair value on the Acquisition Date. The determination of estimated fair values requires management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments. Upon receipt of final fair value estimates during the measurement period, which must be within one year of the acquisition date, Synovus will record any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the acquisition. Synovus may incur losses on the acquired loans that are materially different from losses Synovus originally projected.
During the first quarter of 2019, Synovus recorded preliminary purchase price allocations related to FCB, which resulted in goodwill of $427.7 million, which is not-deductible for tax purposes. FCB's $19.6 million of merger-based success fees payable to third-party advisors and investment bankers were accounted for as part of the business combination and an assumed liability. Since the success fees payable by FCB were contingent upon the consummation of the merger, the expense was recognized as an "on the line" expense with no expense recognition in either the pre- or post-acquisition financials of FCB or Synovus. The following table reflects the consideration paid for FCB's net assets and the identifiable assets purchased and liabilities assumed at their estimated fair values as of January 1, 2019. These fair value measurements are based on third-party and internal valuations.

(in thousands)
Consideration paid:
Synovus common stock issued and reissued from treasury(1)		$1,582,743
Cash payments to FCB stockholders attributed to purchase price(2)		173
Fair value of exchanged employee and director equity awards and FCB warrants attributed to purchase price(1)		43,362
Total purchase price		$1,626,278

Statement of Net Assets Acquired at Fair Value (Preliminary):
Assets
Cash and cash equivalents	$201,689
Investment securities available for sale	2,301,001
Loans	9,287,813
Cash surrender value of bank-owned life insurance	216,848
Premises and equipment	44,890
Core deposit intangible	68,200
Other assets	266,607
Total Assets	$12,387,048

Liabilities
Deposits	$10,931,185
Federal funds purchased and securities sold under repurchase agreements	29,139
Long-term debt	153,236
Other liabilities	74,895
Total Liabilities	$11,188,455

Fair value of net identifiable assets acquired		1,198,593
Preliminary goodwill		$427,685

(1) Based on Synovus' closing stock price of $31.99 on December 31, 2018.
(2) $173 thousand of cash payment of $601 thousand attributed to purchase price with remaining allocated to compensation expense.

The following is a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed presented above.

Investment Securities Available for Sale: Fair values for securities were based on quoted market prices from multiple third-party pricing services as well as realized proceeds upon sale of certain corporate bonds.

Loans: The Income Approach was utilized in accordance with ASC Topic 820 to estimate the fair value of the loans as of the Acquisition Date. The Income Approach utilizes a discounted cash flow method, to present value the expected cash flows using a market-based discount rate. The acquired loans were grouped together based on the terms of the loans, variable or fixed interest rate, variable index rate, interest or principal only loans, payment plans and amortizing or non-amortizing loans.

The discounted cash flow model utilized the contractual loan data and market-based assumptions for prepayment rates, loss rates, and servicing fee, at the loan group level, to project expected loan cash flows as of the Acquisition Date.

Core Deposit Intangible (CDI): This intangible asset represents the value of the relationships with deposit customers. The fair value for the core deposit intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative costs of funds, and the interest costs associated with the customer deposits. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method.

Deposits: Certificates of deposit were valued by projecting out the expected cash flows based on the contractual terms of the certificates of deposit. These cash flows were discounted based on a market rate for a certificate of deposit with a corresponding maturity. The fair values for demand and savings deposits were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.

Long-term Debt: Fair values for FHLB borrowings were based on market values and market rates provided by the FHLB.

The following table presents consolidated financial information included in Synovus' unaudited consolidated statements of income from the Acquisition Date (January 1, 2019) through March 31, 2019 under the column "Actual from Acquisition Date." Synovus does not provide separate summary financial information of FCB from the Acquisition Date since it would be impracticable to do so as certain systems and processes were integrated during the three months ended March 31, 2019. The following table also presents unaudited pro forma information as if the acquisition occurred on January 1, 2018 under the "Pro Forma" column. The unaudited pro forma results include the estimated impact of amortizing and accreting certain estimated purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans and deposits. Merger-related expenses that occurred at the effective time of the merger or subsequent to the merger are not reflected in the unaudited pro forma amounts. Cost savings are also not reflected in the unaudited pro forma amounts for the three months ended March 31, 2018. The pro forma information does not necessarily reflect the results of operations that would have occurred had Synovus merged with FCB at the beginning of 2018.

(in thousands)	Actual from Acquisition Date (January 1, 2019) through March 31, 2019(1)	Pro Forma for Three Months Ended March 31, 2018
Net interest income	$397,175	$374,982
Non-interest income	79,378	74,269
Net income available to common shareholders	117,036	152,362

1) Actual results for the first quarter of 2019 include pre-tax merger-related expense of $49.7 million.
In connection with the FCB acquisition, Synovus incurred merger-related expense totaling $49.7 million for the three months ended March 31, 2019, primarily related to employee compensation, severance, and professional services, including the payment of $21.8 million related to employment agreements of certain FCB executives. Merger-related expense for the three months ended March 31, 2019 is presented in the table below:

(in thousands)	Three Months Ended March 31, 2019
Employee compensation, severance, and other employee benefit costs	$32,988
Professional services	15,200
All other expense(1)	1,550
Total merger-related expense	$49,738

(1) Primarily relates to fees associated with lease exit accruals, asset impairments related to the integration, and contract termination charges.

Acquisition of Global One
On October 1, 2016, Synovus completed its acquisition of all of the outstanding stock of Global One. Under the terms of the merger agreement, the purchase price included additional annual payments ("Earnout Payments") to Global One's former shareholders over a three to five year period, with amounts based on a percentage of "Global One Earnings," as defined in the merger agreement. The Earnout Payments consist of shares of Synovus common stock as well as a smaller cash consideration component. During 2018, Synovus recorded an $11.7 million increase to the earnout liability driven by increased earnings projections of Global One and issued the second annual Earnout Payment of 199 thousand shares of Synovus common stock valued at $7.4 million and $1.2 million in cash. The total fair value of the earnout liability at March 31, 2019 was $14.4 million based on the estimated fair value of the remaining Earnout Payments.

Note 3 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at March 31, 2019 and December 31, 2018 are summarized below.

	March 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$19,584	$—	$—	$19,584
U.S. Government agency securities	83,982	1,299	—	85,281
Mortgage-backed securities issued by U.S. Government agencies	93,455	216	(1,734)	91,937
Mortgage-backed securities issued by U.S. Government sponsored enterprises	4,612,253	42,710	(30,649)	4,624,314
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,001,493	3,513	(17,236)	987,770
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	336,321	5,672	(168)	341,825
Asset-backed securities	506,125	4,722	(542)	510,305
State and municipal securities	2,108	1	(3)	2,106
Corporate debt securities	144,442	811	(184)	145,069
Total investment securities available for sale	$6,799,763	$58,944	$(50,516)	$6,808,191

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$123,436	$—	$(1,359)	$122,077
U.S. Government agency securities	38,021	361	—	38,382
Mortgage-backed securities issued by U.S. Government agencies	100,060	172	(3,027)	97,205
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,460,498	1,981	(63,829)	2,398,650
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,215,406	2,997	(29,885)	1,188,518
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	131,492	613	(2,240)	129,865
Corporate debt securities	17,000	150	(215)	16,935
Total investment securities available for sale	$4,085,913	$6,274	$(100,555)	$3,991,632

At March 31, 2019 and December 31, 2018, investment securities with a carrying value of $1.84 billion and $1.56 billion, respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.
Synovus has evaluated investment securities that are in an unrealized loss position as of March 31, 2019 and December 31, 2018 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in earnings. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses.
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

As of March 31, 2019, Synovus had 17 investment securities in a loss position for less than twelve months and 109 investment securities in a loss position for twelve months or longer.
Asset-backed securities and corporate bonds and other debt securities acquired as part of the FCB acquisition were generally underwritten in accordance with Synovus' credit extension standards, without relying on a bond issuer's guarantee in making the investment decision. These investments are investment grade and will continue to be monitored as part of Synovus' ongoing impairment analysis, but are expected to perform in accordance with their terms.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018 are presented below.

	March 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	$638	$(3)	$78,141	$(1,731)	$78,779	$(1,734)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	1,729,242	(30,649)	1,729,242	(30,649)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	512	(1)	851,982	(17,235)	852,494	(17,236)
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	51,236	(168)	51,236	(168)
Asset-backed securities	103,969	(542)	—	—	103,969	(542)
State and municipal securities	1,082	(3)	—	—	1,082	(3)
Corporate debt securities	9,344	(165)	1,981	(19)	11,325	(184)
Total	$115,545	$(714)	$2,712,582	$(49,802)	$2,828,127	$(50,516)

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$39,031	$(118)	$63,570	$(1,241)	$102,601	$(1,359)
Mortgage-backed securities issued by U.S. Government agencies	2,059	(2)	79,736	(3,025)	81,795	(3,027)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	130,432	(700)	2,105,358	(63,129)	2,235,790	(63,829)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	964,732	(29,885)	964,732	(29,885)
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	58,998	(1,298)	44,220	(942)	103,218	(2,240)
Corporate debt securities	—	—	1,785	(215)	1,785	(215)
Total	$230,520	$(2,118)	$3,259,401	$(98,437)	$3,489,921	$(100,555)

The amortized cost and fair value by contractual maturity of investment securities available for sale at March 31, 2019 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at March 31, 2019
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$19,584	$—	$—	$—	$19,584
U.S. Government agency securities	791	2,100	81,091	—	83,982
Mortgage-backed securities issued by U.S. Government agencies	—	—	17,976	75,479	93,455
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	48,381	462,977	4,100,895	4,612,253
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	25,958	975,535	1,001,493
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	—	22,765	217,918	95,638	336,321
Asset-backed securities	—	4,495	328,637	172,993	506,125
State and municipal securities	—	—	1,085	1,023	2,108
Corporate debt securities	—	109,290	33,152	2,000	144,442
Total amortized cost	$20,375	$187,031	$1,168,794	$5,423,563	$6,799,763

Fair Value
U.S. Treasury securities	$19,584	$—	$—	$—	$19,584
U.S. Government agency securities	800	2,124	82,357	—	85,281
Mortgage-backed securities issued by U.S. Government agencies	—	—	17,700	74,237	91,937
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	48,194	459,948	4,116,172	4,624,314
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	25,495	962,275	987,770
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	—	22,878	221,506	97,441	341,825
Asset-backed securities	—	4,530	332,485	173,290	510,305
State and municipal securities	—	—	1,082	1,024	2,106
Corporate debt securities	—	109,353	33,735	1,981	145,069
Total fair value	$20,384	$187,079	$1,174,308	$5,426,420	$6,808,191

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the three months ended March 31, 2019 and 2018 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	Three Months Ended March 31,
(in thousands)	2019	2018
Proceeds from sales of investment securities available for sale	$1,188,239	$—
Gross realized gains on sales	9,130	—
Gross realized losses on sales	(9,055)	—
Investment securities gains, net	$75	$—

Note 4 - Loans and Allowance for Loan Losses

The following is a summary of current, accruing past due, and non-accrual originated (loans originated, renewed, refinanced, modified, or otherwise underwritten by Synovus) and acquired loans from business combinations by portfolio class as of March 31, 2019 and December 31, 2018.

Current, Accruing Past Due, and Non-accrual Originated Loans
	March 31, 2019
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Commercial, financial and agricultural	$7,563,911	$17,395	$641	$18,036	$79,305	$7,661,252
Owner-occupied	5,356,411	7,699	329	8,028	11,239	5,375,678
Total commercial and industrial	12,920,322	25,094	970	26,064	90,544	13,036,930
Investment properties	5,712,709	7,510	—	7,510	726	5,720,945
1-4 family properties	654,046	2,031	—	2,031	1,722	657,799
Land and development	336,537	3,749	251	4,000	2,650	343,187
Total commercial real estate	6,703,292	13,290	251	13,541	5,098	6,721,931
Consumer mortgages	3,031,630	5,721	—	5,721	6,856	3,044,207
Home equity lines	1,521,292	5,333	345	5,678	13,756	1,540,726
Credit cards	248,066	2,307	2,389	4,696	—	252,762
Other consumer loans	2,002,539	16,374	531	16,905	4,249	2,023,693
Total consumer	6,803,527	29,735	3,265	33,000	24,861	6,861,388
Total loans	$26,427,141	$68,119	$4,486	$72,605	$120,503	$26,620,249	(1)

Current, Accruing Past Due, and Non-accrual Acquired Loans
	March 31, 2019
(in thousands)	Current	Accruing 30-89 Days Past Due(2)	Accruing 90 Days or Greater Past Due(2)	Total Accruing Past Due(2)	Non-accrual(2)	ASC 310-30 Loans	Discount/Premium	Total
Commercial, financial and agricultural	$702,511	$—	$—	$—	$—	$1,200,453	$(16,400)	$1,886,564
Owner-occupied	76,452	—	—	—	—	1,115,983	(7,432)	1,185,003
Total commercial and industrial	778,963	—	—	—	—	2,316,436	(23,832)	3,071,567
Investment properties	991,352	—	—	—	—	2,228,455	(23,972)	3,195,835
1-4 family properties	44,363	—	—	—	180	63,960	(1,301)	107,202
Land and development	127,204	—	—	—	—	113,053	(2,853)	237,404
Total commercial real estate	1,162,919	—	—	—	180	2,405,468	(28,126)	3,540,441
Consumer mortgages	127,577	—	—	—	—	2,319,288	(100,251)	2,346,614
Home equity lines	68,395	75	—	75	7	5,377	(8,353)	65,501
Other consumer loans	358	—	—	—	—	14,923	(1,497)	13,784
Total consumer	196,330	75	—	75	7	2,339,588	(110,101)	2,425,899
Total loans	$2,138,212	$75	$—	$75	$187	$7,061,492	$(162,059)	$9,037,907	(3)

Current, Accruing Past Due, and Non-accrual Loans
	December 31, 2018
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Commercial, financial, and agricultural	$7,372,301	$7,988	$114	$8,102	$69,295	$7,449,698
Owner-occupied	5,317,023	5,433	81	5,514	8,971	5,331,508
Total commercial and industrial	12,689,324	13,421	195	13,616	78,266	12,781,206
Investment properties	5,557,224	1,312	34	1,346	2,381	5,560,951
1-4 family properties	674,648	2,745	96	2,841	2,381	679,870
Land and development	319,978	739	—	739	2,953	323,670
Total commercial real estate	6,551,850	4,796	130	4,926	7,715	6,564,491
Consumer mortgages	2,922,136	7,150	—	7,150	4,949	2,934,235
Home equity lines	1,496,562	7,092	28	7,120	12,114	1,515,796
Credit cards	252,832	3,066	2,347	5,413	—	258,245
Other consumer loans	1,894,352	17,604	1,098	18,702	3,689	1,916,743
Total consumer	6,565,882	34,912	3,473	38,385	20,752	6,625,019
Total loans	$25,807,056	$53,129	$3,798	$56,927	$106,733	$25,970,716	(4)

(1) Total before net deferred fees and costs of $23.7 million.
(2) For purposes of this table, non-performing and past due loans exclude acquired loans accounted for under ASC 310-30.
(3) Represents $9.29 billion (at fair value) of loans acquired from FCB, net of payments since acquisition date.

(4)	Total before net deferred fees and costs of $24.1 million.

Loans with carrying values of $11.59 billion and $8.40 billion were pledged as collateral for borrowings and capacity at March 31, 2019 and December 31, 2018, respectively, to the FHLB and Federal Reserve Bank.
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

Originated Loan Portfolio Credit Exposure by Risk Grade
	March 31, 2019
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss(3)		Total
Commercial, financial and agricultural	$7,409,047	$114,592	$134,607	$3,006	$—		$7,661,252
Owner-occupied	5,261,553	44,074	69,626	425	—		5,375,678
Total commercial and industrial	12,670,600	158,666	204,233	3,431	—		13,036,930
Investment properties	5,674,855	21,418	24,672	—	—		5,720,945
1-4 family properties	644,165	6,080	7,554	—	—		657,799
Land and development	320,071	13,057	10,059	—	—		343,187
Total commercial real estate	6,639,091	40,555	42,285	—	—		6,721,931
Consumer mortgages	3,035,289	—	8,821	97	—		3,044,207
Home equity lines	1,524,679	—	14,279	22	1,746		1,540,726
Credit cards	250,379	—	820	—	1,563	(4)	252,762
Other consumer loans	2,019,300	—	4,393	—	—		2,023,693
Total consumer	6,829,647	—	28,313	119	3,309		6,861,388
Total loans	$26,139,338	$199,221	$274,831	$3,550	$3,309		$26,620,249	(5)

Acquired Loan Portfolio Credit Exposure by Risk Grade
	March 31, 2019
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful	Loss		Total
Commercial, financial and agricultural	$1,851,159	$18,283	$17,122	$—	$—		$1,886,564
Owner-occupied	1,171,512	5,723	7,768	—	—		1,185,003
Total commercial and industrial	3,022,671	24,006	24,890	—	—		3,071,567
Investment properties	3,130,586	21,853	43,396	—	—		3,195,835
1-4 family properties	104,555	164	2,483	—	—		107,202
Land and development	237,274	130	—	—	—		237,404
Total commercial real estate	3,472,415	22,147	45,879	—	—		3,540,441
Consumer mortgages	2,341,245	—	5,369	—	—		2,346,614
Home equity lines	65,084	—	417	—	—		65,501
Other consumer loans	13,784	—	—	—	—		13,784
Total consumer	2,420,113	—	5,786	—	—		2,425,899
Total loans	$8,915,199	$46,153	$76,555	$—	$—		$9,037,907	(6)

Loan Portfolio Credit Exposure by Risk Grade
	December 31, 2018
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss(3)		Total
Commercial, financial and agricultural	$7,190,517	$118,188	$140,218	$775	$—		$7,449,698
Owner-occupied	5,212,473	55,038	63,572	425	—		5,331,508
Total commercial and industrial	12,402,990	173,226	203,790	1,200	—		12,781,206
Investment properties	5,497,344	40,516	23,091	—	—		5,560,951
1-4 family properties	663,692	6,424	9,754	—	—		679,870
Land and development	297,855	12,786	13,029	—	—		323,670
Total commercial real estate	6,458,891	59,726	45,874	—	—		6,564,491
Consumer mortgages	2,926,712	—	7,425	98	—		2,934,235
Home equity lines	1,501,316	—	13,130	174	1,176		1,515,796
Credit cards	255,904	—	858	—	1,483	(4)	258,245
Other consumer loans	1,912,902	—	3,841	—	—		1,916,743
Total consumer	6,596,834	—	25,254	272	2,659		6,625,019
Total loans	$25,458,715	$232,952	$274,918	$1,472	$2,659		$25,970,716	(7)

(1) Includes $214.3 million and $172.3 million of Substandard accruing loans at March 31, 2019 and December 31, 2018, respectively.
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
(5) Total before net deferred fees and costs of $23.7 million.
(6) Represents $9.29 billion (at fair value) of loans acquired from FCB, net of payments since acquisition date.
(7) Total before net deferred fees and costs of $24.1 million.

Acquired loans
As discussed in "Part I - Item 1. Financial Statements and Supplementary Data - Note 2 - Acquisitions", on January 1, 2019, Synovus acquired loans from FCB with fair values of $9.29 billion net of total discount of $169.4 million.
At the Acquisition Date, the contractual required payments receivable on the purchased loans accounted for under ASC 310-20 totaled $2.45 billion, with a corresponding fair value of $2.15 billion. The estimated cash flows not expected to be collected at the Acquisition Date were $39.5 million.
Information about the acquired FCB loan portfolio accounted for under ASC 310-30 as of the Acquisition Date is in the following table.

(dollars in thousands)	ASC 310-30 Loans
Contractually required principal and interest at acquisition	$8,377,942
Non-accretable difference (expected losses and foregone interest)	(163,147)
Cash flows expected to be collected at acquisition	8,214,795
Accretable yield	(1,066,689)
Basis in ASC 310-30 loans at acquisition	$7,148,106

The following table is a summary of changes in the accretable difference for all loans accounted for under ASC 310-30 for the three months ended March 31, 2019.

(dollars in thousands)	Three Months Ended March 31, 2019
Beginning balance	$—
Additions	1,066,689
Transfers from non-accretable difference to accretable yield	—
Accretion	(88,928)
Changes in expected cash flows not affecting non-accretable differences(1)	—
Ending balance	$977,761

(1) Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, changes in interest rates and changes in prepayment assumptions.

The following tables detail the changes in the allowance for loan losses by loan segment for the three months ended March 31, 2019 and 2018.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Three Months Ended March 31, 2019
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$133,123	$68,796	$48,636	$250,555
Charge-offs	(13,039)	(1,233)	(6,427)	(20,699)
Recoveries	1,990	344	1,277	3,611
Provision for loan losses	13,565	1,102	8,902	23,569
Ending balance(1)	$135,639	$69,009	$52,388	$257,036
Ending balance: individually evaluated for impairment	$17,948	$1,610	$763	$20,321
Ending balance: collectively evaluated for impairment	$117,691	$67,399	$51,625	$236,715
Loans:
Ending balance: total loans(2)	$16,108,497	$10,262,372	$9,287,287	$35,658,156
Ending balance: individually evaluated for impairment	$135,825	$28,107	$28,347	$192,279
Ending balance: collectively evaluated for impairment(3)	$13,680,451	$7,854,004	$7,018,033	$28,552,488
Ending balance: acquired loans accounted for under ASC 310-30(4)	$2,292,221	$2,380,261	$2,240,907	$6,913,389

	As Of and For The Three Months Ended March 31, 2018
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$126,803	$74,998	$47,467	$249,268
Charge-offs	(8,015)	(1,911)	(4,455)	(14,381)
Recoveries	3,112	5,723	1,266	10,101
Provision for loan losses	12,845	(4,819)	4,750	12,776
Ending balance(1)	$134,745	$73,991	$49,028	$257,764
Ending balance: individually evaluated for impairment	$14,405	$3,740	$797	$18,942
Ending balance: collectively evaluated for impairment	$120,340	$70,251	$48,231	$238,822
Loans:
Ending balance: total loans(1)(5)	$12,101,917	$6,835,727	$5,969,354	$24,906,998
Ending balance: individually evaluated for impairment	$112,823	$49,221	$29,608	$191,652
Ending balance: collectively evaluated for impairment	$11,989,094	$6,786,506	$5,939,746	$24,715,346

(1) As of and for the three months ended March 31, 2019 and 2018, there was no allowance for loan losses for acquired loans accounted for under ASC 310-30.
(2) Total before net deferred fees and costs of $23.7 million.
(3) These loans are presented net of the remaining fair value discount of $14.0 million at March 31. 2019.
(4) These loans are presented net of the remaining fair value discount of $148.1 million at March 31, 2019.
(5) Total before net deferred fees and costs of $24.0 million.

Below is a detailed summary of impaired loans (including TDRs) by class as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018. At March 31, 2019 and December 31, 2018, impaired loans of $80.1 million and $51.3 million, respectively, were on non-accrual status.

Impaired Loans (including accruing TDRs)
	March 31, 2019				December 31, 2018
		Recorded Investment				Recorded Investment
(in thousands)	Unpaid Principal Balance	Without an ALL	With an ALL	Related Allowance	Unpaid Principal Balance	Without an ALL	With an ALL	Related Allowance
Commercial, financial and agricultural	$98,263	$32,007	$53,145	$15,063	$65,150	$22,298	$34,222	$7,133
Owner-occupied	53,433	124	50,549	2,885	49,588	—	48,902	3,074
Total commercial and industrial	151,696	32,131	103,694	17,948	114,738	22,298	83,124	10,207
Investment properties	13,019	—	13,019	894	13,916	—	13,916	1,523
1-4 family properties	5,044	—	5,044	144	5,586	—	5,586	131
Land and development	12,632	265	9,779	572	16,283	265	13,431	944
Total commercial real estate	30,695	265	27,842	1,610	35,785	265	32,933	2,598
Consumer mortgages	19,751	—	19,751	280	19,506	—	19,506	343
Home equity lines	3,389	—	3,339	307	3,264	—	3,235	224
Other consumer loans	5,257	—	5,257	176	5,565	—	5,565	177
Total consumer	28,397	—	28,347	763	28,335	—	28,306	744
Total loans	$210,788	$32,396	$159,883	$20,321	$178,858	$22,563	$144,363	$13,549

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial, financial and agricultural	$76,353	$554	$75,880	$399
Owner-occupied	50,038	526	37,715	370
Total commercial and industrial	126,391	1,080	113,595	769
Investment properties	13,040	142	22,769	198
1-4 family properties	5,509	131	11,715	216
Land and development	11,062	35	18,170	76
Total commercial real estate	29,611	308	52,654	490
Consumer mortgages	20,037	213	19,986	195
Home equity lines	3,302	35	6,505	45
Other consumer loans	5,463	78	5,391	72
Total consumer	28,802	326	31,882	312
Total loans	$184,804	$1,714	$198,131	$1,571

(1)	Of the interest income recognized during the three months ended March 31, 2019 and 2018, cash-basis interest income was $400 thousand and $141 thousand, respectively.

Information about Synovus' TDRs is presented in the following tables. Modifications of loans that are accounted for within a pool under ASC Topic 310-30 are excluded as TDRs. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all such acquired loans that would otherwise meet the criteria for classification as a TDR are excluded from the tables below. The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the three months ended March 31, 2019 and March 31, 2018 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Three Months Ended March 31, 2019
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	13	$1,783	$899	$2,682
Owner-occupied	2	949	—	949
Total commercial and industrial	15	2,732	899	3,631
Investment properties	1	482	—	482
1-4 family properties	6	793	—	793
Total commercial real estate	7	1,275	—	1,275
Consumer mortgages	4	128	1,214	1,342
Home equity lines	1	—	105	105
Other consumer loans	18	108	1,046	1,154
Total consumer	23	236	2,365	2,601
Total TDRs	45	$4,243	$3,264	$7,507	(2)

	Three Months Ended March 31, 2018
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	9	$—	$989	$989
Owner-occupied	2	2,705	93	2,798
Total commercial and industrial	11	2,705	1,082	3,787
Investment properties	1	—	1,959	1,959
1-4 family properties	6	963	—	963
Total commercial real estate	7	963	1,959	2,922
Consumer mortgages	7	1,733	—	1,733
Other consumer loans	14	537	508	1,045
Total consumer	21	2,270	508	2,778
Total TDRs	39	$5,938	$3,549	$9,487	(3)

(1) Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for each of the three months ended March 31, 2019 and 2018.
(2) No net charge-offs were recorded during the three months ended March 31, 2019 upon restructuring of these loans.
(3) No net charge-offs were recorded during the three months ended March 31, 2018 upon restructuring of these loans.
For each of the three months ended March 31, 2019 and 2018, there were no defaults on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments).
If, at the time a loan was designated as a TDR, the loan was not already impaired, the measurement of impairment that resulted from the TDR designation closely approximates the reserve derived through specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At March 31, 2019, the allowance for loan losses allocated to accruing TDRs totaling $112.2 million was $4.7 million compared to accruing TDRs of $115.6 million with an allocated allowance for loan losses of $6.1 million at December 31, 2018. Non-accrual, non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation. As of March 31, 2019 and December 31, 2018, there were no commitments to lend a material amount of additional funds to any customer whose loan was classified as a troubled debt restructuring.

Note 5 - Goodwill and Other Intangible Assets
Changes to the carrying amount of goodwill by reporting unit for the three months ended March 31, 2019 are provided in the following table. There were no changes to the carrying amount of goodwill during the year ended December 31, 2018.

(in thousands)	Synovus Bank Reporting Unit	Trust Services Reporting Unit	Total
Balance as of December 31, 2018	$32,884	$24,431	$57,315
Goodwill acquired during the year (preliminary allocation)	427,685	—	427,685
Balance as of March 31, 2019	$460,569	$24,431	$485,000

Effective January 1, 2019, Synovus acquired FCB. In connection with the acquisition, Synovus has recorded $427.7 million of goodwill based on preliminary fair value estimates of the assets acquired and liabilities assumed in the business combination as of March 31, 2019. Additionally, Synovus recorded a $68.2 million core deposit intangible asset on the Acquisition Date. See "Part I - Item 1. Financial Statements and Supplementary Data - Note 2 - Acquisitions" in this Report for additional information on the FCB acquisition.
As of June 30, 2018, Synovus completed its annual goodwill impairment evaluation applying ASC 350-20-35-3A, Goodwill Subsequent Measurement - Qualitative Assessment Approach and concluded that goodwill was not impaired. No events or circumstances have occurred since that date to warrant a subsequent interim evaluation.
The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2019 and December 31, 2018, which primarily consist of core deposit intangible assets acquired in the FCB acquisition. Core deposit intangible assets were $65.1 million at March 31, 2019. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. Amortization expense recognized on intangible assets for the three months ended March 31, 2019 and 2018 was $3.4 million and $292 thousand, respectively.

(in thousands)	March 31, 2019	December 31, 2018
Other intangible assets, gross carrying amount	$81,128	$13,140
Other intangible assets, adjustment	—	(212)
Other intangible assets, accumulated amortization	(6,445)	(3,053)
Other intangible assets, net carrying amount	$74,683	$9,875

Note 6 - Shareholders' Equity and Other Comprehensive Income (Loss)

Stock issued for acquisition of FCB
On January 1, 2019, as part of the FCB acquisition, Synovus issued 22.0 million shares of common stock and reissued 27.4 million shares of treasury stock and incurred $417 thousand in costs related to the issuance. FCB stockholders received 1.055 shares of Synovus common stock for each outstanding share of FCB common stock. Also, under the terms of the Merger Agreement, outstanding stock options, non-vested restricted share units, and warrants were converted into options, restricted share units, and warrants, respectively, to purchase and receive Synovus common stock. The total value of the acquisition consideration paid by Synovus was approximately $1.6 billion. See "Part I - Item 1. Financial Statements and Supplementary Data - Note 2 - Acquisitions" in this Report for more information on the FCB acquisition.
Repurchases of Common Stock
On January 15, 2019, Synovus announced a share repurchase program of up to $400 million. As of March 31, 2019, Synovus had repurchased under this program a total of $320.0 million, or 8.5 million shares of its common stock, at an average price of $37.71 per share.
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2019 and 2018.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized losses on cash flow hedges(1)	Net unrealized gains (losses) on investment securities available for sale(1)	Post-retirement unfunded health benefit	Total
Balance as of December 31, 2018	$(12,137)	$(83,179)	$896	$(94,420)
Other comprehensive income (loss) before reclassifications	—	76,164	—	76,164
Amounts reclassified from accumulated other comprehensive income (loss)	—	(56)	(30)	(86)
Net current period other comprehensive income (loss)	—	76,108	(30)	76,078
Balance as of March 31, 2019	$(12,137)	$(7,071)	$866	$(18,342)

Balance as of December 31, 2017	$(12,137)	$(43,470)	$853	$(54,754)
Other comprehensive income (loss) before reclassifications	—	(45,531)	—	(45,531)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(21)	(21)
Net current period other comprehensive income (loss)	—	(45,531)	(21)	(45,552)
Reclassification from adoption of ASU 2018-02	—	(7,763)	175	(7,588)
Cumulative-effect adjustment from adoption of ASU 2016-01	—	117	—	117
Balance as of March 31, 2018	$(12,137)	$(96,647)	$1,007	$(107,777)

(1) In accordance with ASC 740-20-45-11(b), in 2010 and 2011, Synovus recorded a deferred tax asset valuation allowance associated with net unrealized losses not recognized in income directly to other comprehensive income (loss) by applying the portfolio approach which treats derivative instruments and available for sale securities as a single portfolio. For all periods presented, the ending balance in net unrealized gains (losses) on cash flow hedges and investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to the residual tax effects remaining in OCI due to the previously established deferred tax asset valuation allowance. Under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

Note 7 - Fair Value Accounting
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2018 Form 10-K for a description of the fair value hierarchy and valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present all financial instruments measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

	March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	$241	$—	$241
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	1,217	—	1,217
Other investments	200	82	—	282
Total trading securities	$200	$1,540	$—	$1,740
Mortgage loans held for sale	—	55,970	—	55,970
Investment securities available for sale:
U.S. Treasury securities	$19,584	$—	$—	$19,584
U.S. Government agency securities	—	85,281	—	85,281
Mortgage-backed securities issued by U.S. Government agencies	—	91,937	—	91,937
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	4,624,314	—	4,624,314
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	987,770	—	987,770
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	—	341,825	—	341,825
State and municipal securities	—	2,106	—	2,106
Asset-backed securities	—	510,305	—	510,305
Corporate debt securities	—	143,088	1,981	145,069
Total investment securities available for sale	$19,584	$6,786,626	$1,981	$6,808,191
Private equity investments	—	—	11,886	11,886
Mutual funds	16,147	—	—	16,147
Mutual funds held in rabbi trusts	12,579	—	—	12,579
GGL/SBA loans servicing asset	—	—	3,447	3,447
Derivative assets:
Interest rate contracts	$—	$74,114	$—	$74,114
Mortgage derivatives(1)	—	1,637	—	1,637
Total derivative assets	$—	$75,751	$—	$75,751
Liabilities
Earnout liability(2)	—	—	14,353	14,353
Derivative liabilities:
Interest rate contracts	$—	$22,755	$—	22,755
Mortgage derivatives(1)	—	806	—	806
Visa derivative	—	—	1,366	1,366
Total derivative liabilities	$—	$23,561	$1,366	$24,927

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
U.S. Government agency securities	$—	$44	$—	$44
State and municipal securities	—	1,064	—	1,064
Other investments	1,128	894	—	2,022
Total trading securities	$1,128	$2,002	$—	$3,130
Mortgage loans held for sale	—	37,129	—	37,129
Investment securities available for sale:
U.S. Treasury securities	$122,077	$—	$—	$122,077
U.S. Government agency securities	—	38,382	—	38,382
Mortgage-backed securities issued by U.S. Government agencies	—	97,205	—	97,205
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,398,650	—	2,398,650
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	1,188,518	—	1,188,518
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	—	129,865	—	129,865
Corporate debt securities	—	15,150	1,785	16,935
Total investment securities available for sale	$122,077	$3,867,770	$1,785	$3,991,632
Private equity investments	—	—	11,028	11,028
Mutual funds	3,168	—	—	3,168
Mutual funds held in rabbi trusts	12,844	—	—	12,844
GGL/SBA loans servicing asset	—	—	3,729	3,729
Derivative assets:
Interest rate contracts	$—	$18,388	$—	$18,388
Mortgage derivatives(1)	—	944	—	944
Total derivative assets	$—	$19,332	$—	$19,332
Liabilities
Earnout liability(2)	—	—	14,353	14,353
Derivative liabilities:
Interest rate contracts	$—	$15,716	$—	$15,716
Mortgage derivatives(1)	—	819	—	819
Visa derivative	—	—	1,673	1,673
Total derivative liabilities	$—	$16,535	$1,673	$18,208

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

Mortgage Loans Held for Sale
(in thousands)	As of March 31, 2019	As of December 31, 2018
Fair value	$55,970	$37,129
Unpaid principal balance	54,333	35,848
Fair value less aggregate unpaid principal balance	$1,637	$1,281

Changes in Fair Value Included in Net Income
	For the Three Months Ended March 31,
(in thousands)	2019	2018
Mortgage loans held for sale	$356	$115

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

During the three months ended March 31, 2019 and 2018, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. For the three months ended March 31, 2019, and 2018, total net gains/losses included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at March 31, 2019 and 2018 were a $858 thousand gain and a $3.1 million loss, respectively.

	Three Months Ended March 31, 2019
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, January 1, 2019	$1,785	$11,028	$3,729	$(14,353)	$(1,673)
Total gains (losses) realized/unrealized:
Included in earnings	—	858	(488)	—	—
Unrealized gains (losses) included in OCI	196	—	—	—	—
Additions	—	—	206	—	—
Settlements	—	—	—	—	307
Ending balance, March 31, 2019	$1,981	$11,886	$3,447	$(14,353)	$(1,366)
Total net gains for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at March 31, 2019	$—	$858	$—	$—	$—

	Three Months Ended March 31, 2018
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, January 1, 2018	$1,935	$15,771	$4,101	$(11,348)	$(4,330)
Total (losses) gains realized/unrealized:
Included in earnings	—	(3,056)	(422)	—	—
Unrealized gains (losses) included in OCI	(83)	—	—	—	—
Additions	—	—	292	—	—
Settlements	—	—	—	—	356
Ending balance, March 31, 2018	$1,852	$12,715	$3,971	$(11,348)	$(3,974)
Total net losses for the period included in earnings attributable to the change in unrealized losses relating to assets/liabilities still held at March 31, 2018	$—	$(3,056)	$—	$—	$—

Assets Measured at Fair Value on a Non-recurring Basis

Certain assets are recorded at fair value on a non-recurring basis. Non-recurring fair value adjustments typically are a result of the application of lower of cost or fair value accounting occurring during the period recorded as a charge-off with associated provision expense or a write-down in non-interest expense. For example, if the fair value of an asset in these categories falls below its cost basis, it is considered to be at fair value at the end of the period of the adjustment. The following table presents assets measured at fair value on a non-recurring basis as of the dates indicated for which there was a fair value adjustment during the period.

	March 31, 2019				December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Impaired loans(1)	$—	$—	$1,578	$1,578	$—	$—	$21,742	$21,742
Other loans held for sale	—	—	—	—	—	—	1,494	1,494
Other real estate	—	—	159	159	—	—	3,827	3,827
Other assets held for sale	—	—	517	517	—	—	1,104	1,104

(1) Collateral-dependent impaired loans that were written down to fair value during the period.
    Other real estate (ORE) properties are included in other assets on the consolidated balance sheets. The carrying value of ORE at March 31, 2019 and December 31, 2018 was $11.3 million and $6.2 million, respectively.
The following table presents fair value adjustments recognized in earnings for the three months ended March 31, 2019 and 2018 for assets measured at fair value on a non-recurring basis still held at period-end.

	Three Months Ended March 31,
(in thousands)	2019	2018
Impaired loans(1)	$2,625	$720
Other loans held for sale	—	1,512
Other real estate	18	731
Other assets held for sale	96	107

(1) Collateral-dependent impaired loans that were written down to fair value during the period.
Fair Value of Financial Instruments
The following tables present the carrying and fair values of financial instruments at March 31, 2019 and December 31, 2018. The fair values represent management’s estimates based on various methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2018 Form 10-K for a description of how fair value measurements are determined.

	March 31, 2019
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,265,925	$1,265,925	$1,265,925	$—	$—
Trading securities	1,740	1,740	200	1,540	—
Mortgage loans held for sale	55,970	55,970	—	55,970	—
Other loans held for sale	12	12	—	—	12
Investment securities available for sale	6,808,191	6,808,191	19,584	6,786,626	1,981
Private equity investments	11,886	11,886	—	—	11,886
Mutual funds	16,147	16,147	16,147	—	—
Mutual funds held in rabbi trusts	12,579	12,579	12,579	—	—
Loans, net	35,377,465	35,086,637	—	—	35,086,637
GGL/SBA loans servicing asset	3,447	3,447	—	—	3,447
Derivative assets	75,751	75,751	—	75,751	—

Financial liabilities
Non-interest-bearing deposits	$9,144,315	$9,144,315	$—	$9,144,315	$—
Non-time interest-bearing deposits	18,345,758	18,345,758	—	18,345,758	—
Time deposits	10,585,117	10,592,682	—	10,592,682	—
Total deposits	$38,075,190	$38,082,755	$—	$38,082,755	$—
Federal funds purchased and securities sold under repurchase agreements	314,383	314,383	314,383	—	—
Other short-term borrowings	853,000	853,000	—	853,000	—
Long-term debt	2,106,037	2,119,630	—	2,119,630	—
Earnout liability	14,353	14,353	—	—	14,353
Derivative liabilities	24,927	24,927	—	23,561	1,366

	December 31, 2018
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,143,564	$1,143,564	$1,143,564	$—	$—
Trading securities	3,130	3,130	1,128	2,002	—
Mortgage loans held for sale	37,129	37,129	—	37,129	—
Other loans for sale	1,506	1,506	—	—	1,506
Investment securities available for sale	3,991,632	3,991,632	122,077	3,867,770	1,785
Private equity investments	11,028	11,028	—	—	11,028
Mutual funds	3,168	3,168	3,168	—	—
Mutual funds held in rabbi trusts	12,844	12,844	12,844	—	—
Loans, net	25,696,018	25,438,890	—	—	25,438,890
GGL/SBA loans servicing asset	3,729	3,729	—	—	3,729
Derivative assets	19,332	19,332	—	19,332	—

Financial liabilities
Non-interest-bearing deposits	$7,650,967	$7,650,967	$—	$7,650,967	$—
Non-time interest-bearing deposits	14,065,959	14,065,959	—	14,065,959	—
Time deposits	5,003,396	4,989,570	—	4,989,570	—
Total deposits	$26,720,322	$26,706,496	$—	$26,706,496	$—
Federal funds purchased and securities sold under repurchase agreements	237,692	237,692	237,692	—	—
Other short-term borrowings	650,000	650,000	—	650,000	—
Long-term debt	1,657,157	1,649,642	—	1,649,642	—
Earnout liability	14,353	14,353	—	—	14,353
Derivative liabilities	18,208	18,208	—	16,535	1,673

Note 8 - Derivative Instruments
As part of its overall interest rate risk management activities, Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments generally consist of interest rate swaps, interest rate lock commitments made to prospective mortgage loan customers, and commitments to sell fixed-rate mortgage loans. Interest rate lock commitments represent derivative instruments since it is intended that such loans will be sold. Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. As of March 31, 2019 and December 31, 2018, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk related to core banking activities. Synovus is party to master netting arrangements with its dealer counterparties; however, Synovus does not offset assets and liabilities under these arrangements for financial statement presentation purposes.
Counterparty Credit Risk and Collateral
Entering into derivative contracts potentially exposes Synovus to the risk of counterparties’ failure to fulfill their legal obligations, including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Synovus assesses the credit risk of its dealer counterparties by regularly monitoring publicly available credit rating information, evaluating other market indicators, and periodically reviewing detailed financials. Dealer collateral requirements are determined via risk-based policies and procedures and in accordance with existing agreements. Synovus seeks to minimize dealer credit risk by dealing with highly rated counterparties and by obtaining collateral for exposures above certain predetermined limits. Management closely monitors credit conditions within the customer swap portfolio, which management deems to be of higher risk than dealer counterparties. Collateral is secured at origination and credit-related fair value adjustments are recorded against the asset value of the derivative as deemed necessary based upon an analysis, which includes consideration of the current asset value of the swap, customer credit rating, collateral value, and customer standing with regards to its swap contractual obligations and other related matters. Such asset values fluctuate based upon changes in interest rates regardless of changes in notional amounts and changes in customer specific risk.
Collateral Requirements
Pursuant to the Dodd-Frank Act, certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of March 31, 2019, collateral totaling $64.2 million was pledged to the derivative counterparties to comply with collateral requirements. For derivatives cleared through central clearing houses, the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the balance sheet and related disclosures. At March 31, 2019 and December 31, 2018, Synovus had a variation margin of $51.9 million and $3.1 million respectively, each reducing the derivative liability.
The following table reflects the notional amount and fair value of derivative instruments included on the consolidated balance sheets including derivatives acquired from FCB.

	March 31, 2019			December 31, 2018
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
Derivatives not designated as hedging instruments:
Interest rate contracts(3)	$5,403,031	$74,114	$22,755	$1,840,288	18,388	$15,716
Mortgage derivatives - interest rate lock commitments	95,053	1,637	—	52,420	944	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	93,500	—	806	65,500	—	819
Visa derivative	—	—	1,366	—	—	1,673
Total derivatives not designated as hedging instruments		$75,751	$24,927		$19,332	$18,208

(1) Derivative assets are recorded in other assets on the consolidated balance sheets.
(2) Derivative liabilities are recorded in other liabilities on the consolidated balance sheets.
(3) Includes interest rate contracts for customer swaps and offsetting positions, net of variation margin payments.
The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments on the consolidated statements of income for the three months ended March 31, 2019 and 2018 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended March 31,
(in thousands)	Location in Consolidated Statements of Income	2019	2018
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Other non-interest income	$(130)	$7
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	693	735
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	13	192
Total derivatives not designated as hedging instruments		$576	$934

(1) Gain (loss) represents net fair value adjustments (including credit-related adjustments) for customer swaps and offsetting positions.

Note 9 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Basic Net Income Per Common Share:
Net income available to common shareholders	$117,036	$100,607
Weighted average common shares outstanding	160,927	118,666
Net income per common share, basic	$0.73	$0.85
Diluted Net Income Per Common Share:
Net income available to common shareholders	$117,036	$100,607
Weighted average common shares outstanding	160,927	118,666
Effect of dilutive outstanding equity-based awards, warrants, and earnout payments	1,833	655
Weighted average diluted common shares	162,760	119,321
Net income per common share, diluted	$0.72	$0.84

Basic net income per common share is computed by dividing net income available to common shareholders by the average common shares outstanding for the period. Diluted net income per common share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of outstanding stock options, restricted share units, and warrants is reflected in diluted net income per common share, unless the impact is anti-dilutive, by application of the treasury stock method.
As of March 31, 2019, there were 40 thousand of potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding during 2019, and as of March 31, 2018, there were 2.2 million potentially dilutive shares related to the Warrant to purchase shares of common stock that were outstanding during 2018. Potentially dilutive shares are not included in the computation of diluted net income per common share because the effect would be anti-dilutive.

Note 10 - Share-based Compensation
As a result of the FCB acquisition on January 1, 2019, Synovus assumed 3.2 million outstanding FCB stock option awards and 136 thousand outstanding FCB restricted stock unit awards. Per the Merger Agreement, each stock option and restricted share unit outstanding on the Acquisition Date was assumed and converted into a stock option or restricted stock unit award relating to shares of Synovus common stock, with the same terms and conditions as were applicable under such award prior to the acquisition. The converted options and restricted share units had a fair value of $41.5 million on the Acquisition Date, of which $4.2 million was allocated to compensation expense and the remaining to purchase price. The estimated fair value of the converted restricted share units was based on Synovus' closing stock price on December 31, 2018, and the estimated fair value of the converted stock options was determined using a Hull-White model in a binomial lattice option pricing framework. Additionally, under the terms of the Merger Agreement, certain outstanding FCB non-vested equity awards with a fair value of $7.4 million on the Acquisition Date, accelerated vesting and converted automatically into the right to receive merger consideration at the merger exchange ratio of 1.055, or an equivalent amount in cash, of which $3.8 million was allocated to merger-related compensation expense and the remaining to purchase price.
The following tables summarize the status of Synovus' stock options, restricted share units, market restricted share units, and performance share units as of March 31, 2019, and activity for the three months ended March 31, 2019.

	Stock Options
(amounts in thousands, except per share amounts)	Quantity	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2019	640	$16.93
Assumed	3,230	23.22
Exercised	(361)	19.36
Outstanding at March 31, 2019	3,509	$22.47

	Restricted Share Units		Market Restricted Share Units		Performance Share Units
(amounts in thousands, except per share amounts)	Quantity	Weighted-Average Grant Date Fair Value Per Share	Quantity	Weighted-Average Grant Date Fair Value Per Share	Quantity	Weighted-Average Grant Date Fair Value Per Share
Non-vested at January 1, 2019	526	$41.18	144	$41.91	248	$38.29
Granted	438	36.60	151	36.53	140	37.34
Assumed	136	31.99	—	—	—	—
Quantity change by TSR factor	—	—	(18)	38.11	—	—
Dividend equivalents granted	3	36.60	—	—	8	37.34
Vested	(236)	37.09	(55)	38.11	(93)	26.35
Forfeited	(6)	41.18	—	—	—	—
Non-vested at March 31, 2019	861	$38.50	222	$39.50	303	$41.50

Total share-based compensation expense recognized for the three months ended March 31, 2019 and 2018 is presented in the following table by its classification within total non-interest expense.

	Three Months Ended March 31,
(in thousands)	2019	2018
Salaries and other personnel expense	$6,312	$3,773
Merger-related expense	3,806	—
Other operating expenses	126	182
Total share-based compensation expense included in non-interest expense	$10,244	$3,955

Note 11 - Leases

Synovus’ leasing activities are primarily comprised of real estate leases used for retail branch locations and office space for core administrative and operating activities of Synovus’ banking and financial services business, and to a significantly lesser extent, certain equipment. The majority of these leases provide for fixed lease payments, including periodic escalators which are fixed at lease inception, however, a number of leases provide for variable lease payments where periodic increases in payment amounts are indexed to a consumer price index (CPI). Many leases include one or more options to renew which generally range from one to five years. Optional extension periods which are reasonably certain to be exercised in the future were included in the measurement of ROU assets and lease liabilities. Synovus’ leasing arrangements do not contain any material residual value guarantees, material restrictive covenants, or material end of lease purchase options.
The following table presents the lease balances within the consolidated balance sheet as of March 31, 2019:

Leases
(in thousands)	Classification	March 31, 2019
Assets
Operating	Other Assets	$378,903
Finance	Premises and Equipment, net(1)	3,457
Total leased assets		$382,360
Liabilities
Operating	Other Liabilities	385,734
Finance	Other Liabilities	3,229
Total lease liabilities		$388,963

(1) Finance lease assets are recorded net of accumulated amortization of $224 thousand as of March 31, 2019.

For the three months ended March 31, 2019, the components of lease expense were as follows:

Lease Cost
(in thousands)	Classification	March 31, 2019
Operating lease cost, net(1)	Net occupancy and equipment expense	$8,171
Finance lease cost
Amortization of leased assets	Net occupancy and equipment expense	224
Interest on lease liabilities	Net occupancy and equipment expense	20
Sublease income(2)	Net occupancy and equipment expense	(166)
Net lease cost		$8,249

(1) Excludes variable and short-term lease costs, which are not material.
(2) Sublease income excludes rental income from owned properties of $594 thousand for the three months ended March 31, 2019 which is also included in net occupancy and equipment expenses.

The following table presents the weighted average remaining lease term and weighted average discount rates related to Synovus' leases as of March 31, 2019:

Lease Term and Discount Rate
	Weighted-average remaining lease term (years)	Weighted-average discount rate (percentage)
Operating leases	21.6	3.55%
Finance leases	4.4	2.45

Supplemental cash flow information related to the Company's leasing activities for the three months ended March 31, 2019 are as follows:

Other Information
(in thousands)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(7,461)
Operating cash flows from finance leases	(20)
Financing cash flows from finance leases	(178)

The following table presents the maturity of the Company’s lease liabilities as of March 31, 2019:

Maturity of Lease Liabilities
(in thousands)	Operating Leases	Finance Leases	Total
2019	$22,242	$692	$22,934
2020	29,454	871	30,325
2021	28,000	839	28,839
2022	27,280	465	27,745
2023	25,704	180	25,884
After 2023	433,753	343	434,096
Total lease payments	$566,433	$3,390	$569,823
Less: Imputed interest	180,699	161	180,860
Present value of lease liabilities	$385,734	$3,229	$388,963

As of March 31, 2019, minimum lease payments related to operating leases that had not yet commenced were $20.6 million.
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

(in thousands)	March 31, 2019	December 31, 2018
Letters of credit*	$212,696	$157,675
Commitments to fund commercial and industrial loans	5,823,618	5,527,017
Commitments to fund commercial real estate, construction, and land development loans	3,016,716	2,034,223
Commitments under home equity lines of credit	1,396,313	1,258,657
Unused credit card lines	833,990	775,003
Other loan commitments	639,049	400,983
Total unfunded lending commitments and letters of credit	$11,922,382	$10,153,558

Investments in low income housing tax credit partnerships:
Carrying amount included in other assets	$81,611	$83,736
Amount of future funding commitments included in carrying amount	33,463	47,123
Short-term construction loans and letter of credit commitments	259	1,585
Funded portion of short-term loans and letters of credit	2,822	5,595

* Represent the contractual amount net of risk participations of approximately $39 million and $46 million at March 31, 2019 and December 31, 2018, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus sponsors MPS that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the merchant processor, which is primarily liable for any losses on covered transactions. However, if the merchant processor fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the three months ended March 31, 2019 and 2018, the sponsored entities processed and settled $17.71 billion and $16.72 billion of transactions, respectively.
Synovus began covering and has continued to cover chargebacks related to a particular MPS during 2019 and 2018 where the MPS’s cash reserve account was unavailable to support the chargebacks. As of March 31, 2019, Synovus had advanced $23.5 million to the MPS to cover these chargebacks. While Synovus has contractual protections against loss, repayment of such amounts will depend upon the continued financial viability and/or valuation of the MPS and the favorable resolution of any resulting disputes over the funds.
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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of March 31, 2019 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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

(11)
risks related to the ability of our operational framework to identify and manage risks associated with our business such as credit risk, compliance risk, reputational risk, and operational risk, including third-party vendors and other service providers;

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

(14)
changes in interest rate environment, including changes to the federal funds rate, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

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

(17)
the risk that we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize anticipated benefits from such transactions;

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

(25)	risks related to the continued use, availability and reliability of LIBOR and other "benchmark" rates;

(26)	the risk that Federal Tax Reform could have an adverse impact on our business or our customers, including with respect to demand and pricing for our loan products;

(27)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;

(28)	risks related to the fluctuation in our stock price;

(29)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(30)
other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part I - Item 1A. Risk Factors" of this Report.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I-Item 1A. Risk Factors” and other information contained in Synovus' 2018 Form 10-K and our other periodic filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, that we file from time to time with the SEC. All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. You should not place undue reliance on any forward-looking statements since those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking information and statements, whether oral or written, to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.
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
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 300 branches in Alabama, Florida, Georgia, South Carolina, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three months ended March 31, 2019 and financial condition as of March 31, 2019 and December 31, 2018. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2018 Form 10-K.
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

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2019	2018	Change
Net interest income	$397,175	$274,284	44.8%
Provision for loan losses	23,569	12,776	84.5
Non-interest income	79,378	67,046	18.4
Adjusted non-interest income(1)	78,445	70,102	11.9
Total revenues	476,554	341,330	39.6
Adjusted total revenues(1)	476,250	344,502	38.2
Non-interest expense	292,410	195,179	49.8
Adjusted non-interest expense(1)	242,653	198,120	22.5
Income before income taxes	160,574	133,375	20.4
Net income	120,186	103,166	16.5
Net income available to common shareholders	117,036	100,607	16.3
Net income per common share, basic	0.73	0.85	(14.2)
Net income per common share, diluted	0.72	0.84	(14.7)
Adjusted net income per common share, diluted(1)	0.98	0.86	15.1
Net interest margin(2)	3.78%	3.78%	—
Net charge-off ratio(2)	0.19	0.07	12
Return on average assets(2)	1.06	1.34	(28)
Adjusted return on average assets(1)(2)	1.45	1.36	9
Efficiency ratio	61.29	57.16	413
Adjusted tangible efficiency ratio(1)	50.24	57.42	(718)

(1) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2) Annualized

	March 31, 2019	December 31, 2018	Sequential Quarter Change		March 31, 2018	Year-Over-Year Change
(dollars in thousands, except per share data)
Loans, net of deferred fees and costs	$35,634,501	$25,946,573	$9,687,928		$24,883,037	$10,751,464
Total average loans	35,320,014	25,626,249	9,693,765		24,852,399	10,467,615
Total deposits	38,075,190	26,720,322	11,354,868		26,253,507	11,821,683
Total core deposits(1)	35,366,186	25,172,292	10,193,894		24,246,930	11,119,256
Total average deposits	37,826,952	26,920,101	10,906,851		25,788,073	12,038,879
Non-performing assets ratio(3)	0.44%	0.44%	—		0.53%	(9	)bps
Non-performing loans ratio(3)	0.40	0.41	(1)		0.48	(8)
Past due loans over 90 days	0.01	0.01	—		0.02	(1)
CET1 capital (transitional)	$3,790,395	$2,897,997	$892,398		$2,814,494	$975,901
Tier 1 capital	3,985,535	3,090,416	895,119		2,924,109	1,061,426
Total risk-based capital	4,803,641	3,601,376	1,202,265		3,442,921	1,360,720
CET1 capital ratio (transitional)	9.52%	9.95%	(43	)bps	10.13%	(61	)bps
Tier 1 capital ratio	10.01	10.61	(60)		10.53	(52)
Total risk-based capital ratio	12.06	12.37	(31)		12.39	(33)
Total shareholders’ equity to total assets ratio	9.86	9.59	27		9.39	47
Tangible common equity ratio(1)	8.34	8.81	(47)		8.79	(45)
Return on average common equity(2)	10.98	14.25	(327)		14.62	(364)
Adjusted return on average common equity(1)(2)	15.03	14.96	7		14.82	21
Adjusted return on average tangible common equity(1)(2)	17.52	15.36	216		15.23	229

(1) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2) Quarter annualized
(3) For purposes of this table, March 31, 2019 non-performing loans exclude acquired loans accounted for under ASC 310-30 that are currently accruing income.

Executive Summary
Net income available to common shareholders for the first quarter of 2019 was $117.0 million, or $0.72 per diluted common share, an increase of 16.3% and decline of 14.7%, respectively, compared to the first quarter of 2018. Adjusted net income per common share, diluted(1) was $0.98 for the first quarter of 2019, up 15.1% compared to $0.86 for the first quarter of 2018. Results for the first quarter of 2019 include the impact of the merger with FCB, which closed on January 1, 2019. Synovus incurred $49.7 million in pre-tax merger-related expenses associated with the FCB acquisition, which impacted EPS by $0.27. On the Acquisition Date, the preliminary estimated fair values of FCB included approximately $12.4 billion of identifiable assets, $9.3 billion in loans, and $10.9 billion in deposits. Excluding the impact of acquired balances, the first quarter of 2019 results were positively impacted with period-end organic loan and deposit growth of $400.1 million and $423.7 million, respectively. Return on average assets for the first quarter of 2019 was 1.06%, down 28 basis points from the first quarter of 2018, and the adjusted return on average assets(1) was 1.45%, up 9 basis points from the first quarter of 2018.
On a sequential quarter basis, net interest income increased $99.2 million, or 33.3%, and compared to the same quarter in 2018, net interest income increased $122.9 million, or 44.8%, driven by the FCB acquisition. The net interest margin for the quarter was 3.78%, down 14 basis points from the fourth quarter of 2018. Net interest income and margin were favorably impacted by $18.8 million, or 19 basis points, of purchase accounting adjustments. Purchase accounting adjustments are primarily comprised of $7.4 million of loan accretion and $11.0 million of deposit premium amortization in the first quarter of 2019. The sequential quarter decrease in the net interest margin was driven by the FCB merger, the issuance of subordinated debt, and continued deposit mix shift into time deposits. The net interest margin, excluding the impact of purchase accounting adjustments was 3.59% for the first quarter of 2019. The net interest margin decline for the quarter, compared to the fourth quarter of 2018, included an 11 basis point increase in earning asset yields and a 25 basis point increase in the effective cost of funds.
Non-interest income for the first quarter of 2019 was $79.4 million, up $12.3 million, or 18.4%, compared to the first quarter of 2018. The acquisition of FCB contributed approximately $7.3 million of non-interest income in the first quarter of 2019. Adjusted non-interest income(1), which excludes investment securities gains/(losses), net and changes in fair value of private equity investments, was up $8.3 million, or 11.9%, for the first quarter of 2019 compared to the first quarter of 2018.
Non-interest expense for the first quarter of 2019 was $292.4 million, up $97.2 million, or 49.8%, compared to the first quarter of 2018. Adjusted non-interest expense(1), which excludes merger-related expense of $49.7 million, was $242.7 million, up $44.5 million, or 22.5%, compared to the first quarter of 2018, including $26.8 million related to the operations of FCB and $3.1 million in additional amortization of intangibles. The efficiency ratio for the first three months of 2019 was 61.29%, compared to 57.16% for the first three months of 2018. The adjusted tangible efficiency ratio(1) for the first three months of 2019 was 50.24%, down 718 basis points from the same period a year ago.
Synovus continued to benefit from a relatively stable credit environment with the non-performing assets ratio at 44 basis points, non-performing loans ratio at 40 basis points, and total past due loans at 25 basis points. Additionally, loans past due 90 days or more remain at an insignificant level. Net charge-offs for the first quarter of 2019 were $17.1 million, or 0.19%, as a percentage of average loans annualized, compared to $13.0 million, or 0.20%, and $4.3 million, or 0.07%, for the three months ended December 31, 2018 and March 31, 2018, respectively. The increase in net charge-offs was primarily attributable to a higher level of recoveries in the previous and prior year quarters, with gross charge-offs for the first quarter of 2019 remaining in-line with the fourth quarter of 2018 but slightly elevated from the first quarter of 2018. For the first quarter of 2019, the provision for loan losses was $23.6 million, an increase of $11.4 million, or 94.0%, and $10.8 million, or 84.5%, compared to the three months ended December 31, 2018 and March 31, 2018, respectively. The increase in provision expense was driven by an accelerated rate of new and renewed loan production with the addition of FCB, increases to the loan loss reserve, and a lower level of recoveries and upgrades compared to previous quarters in 2018. The allowance for loan losses at March 31, 2019 was $257.0 million, or 0.72% of total loans, compared to $250.6 million, or 0.97% of total loans, at December 31, 2018 and $257.8 million, or 1.04% of total loans, at March 31, 2018, reflecting a lower ratio at March 31, 2019, with no allowance for loan losses recorded for acquired loans at the Acquisition Date in accordance with ASC Topic 820.
At March 31, 2019, total loans were $35.63 billion, an increase of $9.69 billion, or 37.3% and $10.75 billion or 43.2%, compared to December 31, 2018 and March 31, 2018, respectively, including acquired loan balances from FCB of $9.29 billion and broad-based organic growth of $400.1 million compared to December 31, 2018. The mix within the loan portfolio has shifted slightly as a result of the consolidation with FCB, but it remains in-line with the targets indicated in our strategic plan. C&I loans remain the largest component of our balance sheet representing 45% of total loans, while CRE and consumer loans represent 29%, and 26%, respectively.
Total period-end deposits at March 31, 2019 increased $11.35 billion, or 42.5%, compared to December 31, 2018, including $10.93 billion in deposits acquired from FCB and $423.7 million of organic growth. The organic growth was driven largely by the continued market preference for time deposits, which increased $614.6 million. Time deposits, excluding brokered time deposits, now represent 22.8% of Synovus' deposit base following the acquisition of FCB.

During the fourth quarter of 2018, the Board of Directors authorized a new share repurchase program of up to $400 million, of which $320.0 million was repurchased during the first quarter of 2019. Additionally, the Board of Directors approved a 20% increase in the quarterly common stock dividend to $0.30 per share, effective with the quarterly dividend payable in April 2019. On February 7, 2019, Synovus completed a public offering of $300.0 million aggregate principal amount of 5.900% fixed-to-fixed rate subordinated notes due in 2029. Proceeds from these notes were primarily used to repurchase common stock under the current authorization. At March 31, 2019, Synovus' regulatory capital levels continue to be well above regulatory capital requirements with a CET1 ratio of 9.52%, a Tier 1 capital ratio of 10.01%, a total risk-based capital ratio of 12.06%, and a leverage ratio of 8.81%.

More detail on Synovus' financial results for the three months ended March 31, 2019 can be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.
2019 Outlook
For the full year 2019, compared to 2018 results on a pro forma combined basis for Synovus and FCB, previously stated 2019 guidance remains unchanged:

•	Loan growth of 5.5% to 7.5%

•	Deposit growth of 5.5% to 7.5%

•	Revenue Growth of 5.5% to 7.5%

•	Adjusted tangible non-interest expense growth of 2% to 4%

•	Effective income tax rate of 23% to 24%

•	Net charge-off ratio of 15 to 20 bps
(1) See "Non-GAAP Financial Measures" in this Report for applicable reconciliation to the most comparable GAAP measure.
Changes in Financial Condition
During the three months ended March 31, 2019, total assets increased $13.96 billion from $32.67 billion at December 31, 2018 to $46.63 billion, due primarily to the acquisition of FCB on January 1, 2019. On the Acquisition Date, the preliminary estimated fair values of FCB included approximately $12.4 billion of identifiable assets, $9.3 billion in loans, and $10.9 billion in deposits. Additionally, based on preliminary purchase price allocations, goodwill increased by $427.7 million. Excluding the acquired balances of FCB, investment securities available for sale increased $515.6 million and loans increased $400.1 million. Excluding the acquired balances of FCB, an increase of $423.7 million in deposits and a combined increase of $498.6 million in other short-term borrowings and long-term debt provided the funding source for the growth in assets. The net loan to deposit ratio was 93.6% at March 31, 2019, compared to 97.1% at December 31, 2018, and 94.8% at March 31, 2018.

Loans
The following table compares the composition of the loan portfolio at March 31, 2019, December 31, 2018, and March 31, 2018.

Table 2 - Loans by Portfolio Class
	March 31, 2019			December 31, 2018	Linked Quarter % Change	March 31, 2018	Year/Year % Change
(dollars in thousands)	Total Loans	Total Originated Loans	Total Acquired(1) Loans	Total Loans		Total Loans
Commercial, financial and agricultural	$9,547,816	$7,661,252	$1,886,564	$7,449,698	28.2%	$7,191,531	32.8%
Owner-occupied	6,560,681	5,375,678	1,185,003	5,331,508	23.1	4,910,386	33.6
Total commercial and industrial	16,108,497	13,036,930	3,071,567	12,781,206	26.0	12,101,917	33.1
Investment properties	8,916,780	5,720,945	3,195,835	5,560,951	60.3	5,619,050	58.7
1-4 family properties	765,001	657,799	107,202	679,870	12.5	758,904	0.8
Land and development	580,591	343,187	237,404	323,670	79.4	457,773	26.8
Total commercial real estate	10,262,372	6,721,931	3,540,441	6,564,491	56.3	6,835,727	50.1
Consumer mortgages	5,390,821	3,044,207	2,346,614	2,934,235	83.7	2,663,371	102.4
Home equity lines	1,606,227	1,540,726	65,501	1,515,796	6.0	1,472,471	9.1
Credit cards	252,762	252,762	—	258,245	(2.1)	226,713	11.5
Other consumer loans	2,037,477	2,023,693	13,784	1,916,743	6.3	1,606,799	26.8
Total consumer	9,287,287	6,861,388	2,425,899	6,625,019	40.2	5,969,354	55.6
Deferred fees and costs, net	(23,655)	(23,655)	—	(24,143)	(2.0)	(23,961)	(1.3)
Total loans	$35,634,501	$26,596,594	$9,037,907	$25,946,573	37.3%	$24,883,037	43.2%

(1) Represents $9.29 billion (at fair value) of loans acquired from FCB, net of payments since acquisition date.
At March 31, 2019, total loans were $35.63 billion, an increase of $9.69 billion, or 37.3% and $10.75 billion or 43.2%, compared to December 31, 2018 and March 31, 2018, respectively, including acquired loan balances from FCB of $9.29 billion. Excluding acquired FCB balances, period-end loans increased $400.1 million compared to December 31, 2018, with growth of $184.7 million in consumer loans, $151.5 million in CRE loans, and $55.9 million in C&I loans. FCB contributed approximately $214 million in organic growth during the first quarter. The mix within the loan portfolio has shifted slightly as a result of the consolidation with FCB, but it remains in-line with the targets indicated in our strategic plan. C&I loans remain the largest component of our balance sheet representing 45.2% of total loans, while CRE and consumer loans represent 28.8%, and 26.0%, respectively.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at March 31, 2019 were $26.37 billion or 74.0% of the total loan portfolio, compared to $19.35 billion, or 74.5%, at December 31, 2018 and $18.94 billion, or 76.0%, at March 31, 2018.
At March 31, 2019, Synovus had 7 commercial loan relationships with total commitments of $100 million or more, with no single relationship exceeding $130 million in commitments.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' total loan portfolio. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of March 31, 2019, approximately 93% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. C&I loans of $16.11 billion, representing 45.2% of the total loan portfolio, grew $3.33 billion, or 26.0% from December 31, 2018 and $4.01 billion, or 33.1%, from March 31, 2018 including acquired loan balances from FCB of $3.27 billion. Excluding acquired FCB balances, growth was $55.9 million and driven by lending specialties including ABL and insurance-premium finance. These gains were partially offset by a small decline in senior housing as well as a seasonal decline in commercial line utilization.

Table 3 - Commercial and Industrial Loans by Industry
	March 31, 2019		December 31, 2018
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$3,063,354	19.0%	$3,044,132	23.8%
Manufacturing	1,267,347	7.9	1,077,460	8.4
Retail trade	1,212,612	7.5	903,965	7.1
Finance and insurance	1,139,324	7.1	906,955	7.1
Wholesale trade	1,101,199	6.8	693,920	5.4
Other services	912,576	5.7	793,948	6.2
Real estate and rental and leasing	887,721	5.5	675,824	5.3
Accommodation and food services	882,918	5.5	663,106	5.2
Professional, scientific, and technical services	868,054	5.4	844,929	6.6
Arts, entertainment and recreation	849,283	5.3	234,310	1.8
Transportation and warehousing	841,532	5.2	477,386	3.7
Construction	684,516	4.2	615,903	4.8
Real estate other	534,098	3.3	452,360	3.5
Other industries	520,934	3.3	235,143	2.0
Agriculture, forestry, fishing, and hunting	339,939	2.1	344,136	2.7
Educational services	339,679	2.1	284,840	2.2
Administration, support, waste management, and remediation	334,260	2.1	281,681	2.2
Information	329,151	2.0	251,208	2.0
Total commercial and industrial loans	$16,108,497	100.0%	$12,781,206	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
At March 31, 2019, $9.55 billion of C&I loans, or 26.8% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At March 31, 2019, $6.56 billion of C&I loans, or 18.4% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominately secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist of investment properties loans, 1-4 family properties loans, as well as land and development loans. Total CRE loans were $10.26 billion, representing 28.8% of the total loan portfolio, and increased $3.70 billion, or 56.3% from December 31, 2018 and increased $3.43 billion, or 50.1%, from March 31, 2018, driven by the FCB acquisition, which included $3.55 billion of CRE loans on the Acquisition Date. Excluding the acquisition, CRE loans grew $151.5 million sequentially led by growth in investment properties partially offset by continued strategic declines in 1-4 family properties and land and development loans.
Investment Properties Loans
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of March 31, 2019 were $8.92 billion, or 86.9% of the total CRE loan portfolio and 25.0% of the total loan portfolio, compared to $5.56 billion, or 84.7% of the total CRE loan portfolio and 21.4% of the total loan portfolio at December 31, 2018. The increase in investment properties was primarily driven by FCB which included $3.15 billion of acquired investment properties loans. Excluding the acquisition, investment properties loans grew $202.3 million sequentially, driven by increases in most sub-categories including multi-family, shopping centers and other investment properties.

1-4 Family Properties Loans
1-4 family properties loans include construction loans to homebuilders and commercial mortgage loans to real estate investors and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At March 31, 2019, 1-4 family properties loans totaled $765.0 million, or 7.5% of the total CRE loan portfolio and 2.2% of the total loan portfolio, compared to $679.9 million, or 10.4% of the total CRE loan portfolio and 2.6% of the total loan portfolio at December 31, 2018. Outside of $112.0 million loans acquired from FCB, 1-4 family properties loans declined $26.9 million sequentially.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Total land and development loans were $580.6 million at March 31, 2019, or 1.6% of the total loan portfolio, an increase of $256.9 million, or 79.4% from December 31, 2018 which was driven by $280.9 million of loans acquired from FCB. Outside of the acquisition, land and development loans declined $23.9 million sequentially.
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
Consumer loans at March 31, 2019 totaled $9.29 billion, representing 26.0% of the total loan portfolio compared to $6.63 billion, or 25.5% of the total loan portfolio at December 31, 2018, and $5.97 billion, or 24.0% of the total loan portfolio at March 31, 2018. Consumer loans increased $2.66 billion, or 40.2% from December 31, 2018 and $3.32 billion, or 55.6%, from March 31, 2018. The increases were primarily driven by $2.48 billion of loans acquired from FCB. Excluding the acquisition, consumer loans grew $184.7 million sequentially, driven by growth in other consumer loans, including our lending partnerships, of $105.7 million, consumer mortgages of $60.0 million, and HELOCs of $24.5 million.
Consumer mortgages grew $2.46 billion or 83.7% from December 31, 2018, and $2.73 billion, or 102.4%, from March 31, 2018. Excluding the $2.40 billion in consumer mortgages acquired in the FCB acquisition, the sequential quarter growth of $60.0 million was driven by solid production in the physician and affordable mortgage products as well as production added by mortgage loan originators hired in 2018.
HELOCs increased $90.4 million or 6.0%, from December 31, 2018, driven primarily by the FCB acquisition. Credit card loans totaled $252.8 million at March 31, 2019, including $72.6 million of commercial credit card loans, and declined slightly compared to $258.2 million at December 31, 2018. Other consumer loans increased $120.7 million, or 6.3% from December 31, 2018, and $430.7 million, or 26.8%, from March 31, 2018 primarily due to our two consumer-based lending partnerships. As of March 31, 2019, these partnerships had combined balances of $1.70 billion, or 4.8% of the total loan portfolio.
Consumer loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores. Synovus makes consumer lending decisions based upon a number of key credit risk determinants including FICO scores as well as loan-to-value and debt-to-income ratios. Risk levels 1-6 (descending) are assigned to consumer loans based upon a risk score matrix. At least annually, the consumer loan portfolio data is sent to a consumer credit reporting agency for a refresh of customers' credit scores so that management can evaluate ongoing consistency or negative migration in the quality of the portfolio, which impacts the allowance for loan losses. Revolving lines of credit were reviewed for any material change in financial circumstances, and when appropriate, the line of credit may be suspended for further advances. FICO scores within the residential real estate portfolio have generally remained stable over the last several years. As of the most recent FICO score refresh as of December 31, 2018, weighted-average FICO scores within the residential real estate portfolio were 772 for HELOCs and 786 for Consumer Mortgages.

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of deposits as of the dates indicated.

Table 4 - Composition of Period-end Deposits
(dollars in thousands)	March 31, 2019	%(1)	December 31, 2018	%(1)	March 31, 2018	%(1)
Non-interest-bearing demand deposits	$9,144,315	24.0%	$7,650,967	28.6%	$7,381,070	28.1%
Interest-bearing demand deposits	6,507,460	17.1	4,756,239	17.8	5,104,004	19.4
Money market accounts, excluding brokered deposits	10,122,853	26.6	8,143,975	30.5	7,865,144	30.0
Savings deposits	909,403	2.4	817,385	3.1	833,571	3.2
Time deposits, excluding brokered deposits	8,682,155	22.8	3,803,726	14.2	3,063,141	11.7
Brokered deposits	2,709,004	7.1	1,548,030	5.8	2,006,577	7.6
Total deposits	$38,075,190	100.0%	$26,720,322	100.0%	$26,253,507	100.0%
Total core deposits(2)	$35,366,186	92.9%	$25,172,292	94.2%	$24,246,930	92.4%

Time deposits greater than $100,000	$8,318,082	21.8%	$3,749,928	14.0%	$3,695,809	14.1%

Brokered time deposits	$1,902,962	5.0%	$1,199,670	4.5%	$1,779,049	6.8%

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
Total period-end deposits at March 31, 2019 increased $11.35 billion, or 42.5%, compared to December 31, 2018. Total core deposits at March 31, 2019 increased $10.19 billion, or 40.5%, compared to December 31, 2018. The acquisition of FCB contributed $10.93 billion in total deposits, including $9.67 billion in core deposits. Excluding the acquired balances, total deposits grew $423.7 million compared to the prior quarter driven largely by the continued market preference for time deposits, which increased $614.6 million. Time deposits, excluding brokered time deposits, now represent 22.8% of Synovus' deposit base following the acquisition of FCB.
Non-interest-bearing demand deposits as a percentage of total deposits declined during the first quarter of 2019 and represented 24.0%, 28.6%, and 28.1% at March 31, 2019, December 31, 2018, and March 31, 2018, respectively.
Brokered deposits, as a percentage of total deposits, increased during the first quarter of 2019 following the acquisition of FCB and represented 7.1%, 5.8% and 7.6%, at March 31, 2019, December 31, 2018, and March 31, 2018, respectively.
Non-interest Income
Non-interest income for the first quarter of 2019 was $79.4 million, up $12.3 million, or 18.4%, compared to the first quarter of 2018. The acquisition of FCB contributed approximately $7.3 million of non-interest income in the first quarter of 2019, which was primarily attributable to swap fee income, income from bank-owned life insurance, and service charges on deposits. Other non-interest income included favorable fair value adjustments to private equity investments of $858 thousand during the first quarter of 2019 compared to unfavorable fair value adjustments of $3.1 million for the same period a year ago. Adjusted non-interest income, which excludes investment securities gains/(losses), net and changes in fair value of private equity investments was up $8.3 million, or 11.9%, for the first quarter of 2019 compared to the first quarter of 2018. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.
The following table shows the principal components of non-interest income.

Table 5 - Non-interest income
	Three Months Ended March 31,
(in thousands)	2019	2018	% Change
Service charges on deposit accounts	$20,859	$19,940	4.6%
Fiduciary and asset management fees	13,578	13,435	1.1
Card fees	10,877	10,199	6.6
Brokerage revenue	9,406	8,695	8.2
Mortgage banking income	5,054	5,047	0.1
Income from bank-owned life insurance	5,290	4,217	25.4
Swap fee income	4,778	690	nm
Investment securities gains, net	75	—	nm
Increase (decrease) in fair value of private equity investments, net	858	(3,056)	nm
Other non-interest income	8,603	7,879	9.2
Total non-interest income	$79,378	$67,046	18.4%

Three Months Ended March 31, 2019 compared to March 31, 2018
Service charges on deposit accounts for the three months ended March 31, 2019 were up $919 thousand with $1.3 million from FCB. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were down $281 thousand, and mostly offset by an increase of $222 thousand in account analysis fees for the three months ended March 31, 2019. The decline in NSF fees from the same period a year ago was primarily due to a higher level of NSF fees during the first quarter of 2018 as well as slightly increased charge-offs of uncollectible overdraft fees during the first quarter of 2019. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposits, saving accounts, and small business accounts, for the three months ended March 31, 2019, were up $978 thousand, due primarily to the addition of FCB.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, and financial planning services. Fiduciary and asset management fees increased slightly, with no direct impact from FCB. The increase was driven by growth in total assets under management which increased by 5.7% year-over-year to approximately $15.0 billion (including growth in brokerage assets under management).
Card fees for the three months ended March 31, 2019, increased $678 thousand, or 6.6%, with $302 thousand from FCB. Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant discounts. Card fees are reported net of certain associated expense items including customer loyalty program expenses and network expenses.
Brokerage revenue was $9.4 million for the three months ended March 31, 2019, up $711 thousand, or 8.2%. Brokerage revenue consists primarily of brokerage commissions, as well as advisory fees earned from the management of customer assets. Brokerage assets under management were approximately $3.1 billion at March 31, 2019, an increase of 19% from $2.6 billion at March 31, 2018. The addition of FCB had no direct impact on our reported results in this category.
Mortgage banking income was essentially flat when compared to the three months ended March 31, 2018, and included $204 thousand from FCB.
Income from bank-owned life insurance, which includes increases in the cash surrender value of policies and proceeds from insurance benefits, increased $1.1 million, or 25.4%, for the three months ended March 31, 2019, with $1.4 million from FCB.

The first quarter of 2019 included income on proceeds from insurance benefits of $233 thousand compared to $536 thousand in 2018.
Swap fee income increased $4.1 million for the three months ended March 31, 2019, driven by $3.4 million from FCB.
Investment securities gains, net, of $75 thousand, for the three months ended March 31, 2019 included gains of $9.2 million and losses of $9.1 million, due to repositioning of the portfolio to better align with long-term liquidity objectives.
Increase/(decrease) in the fair value of private equity investments was up $3.9 million for the three months ended March 31, 2019 due primarily to favorable fair value adjustments to private equity investments of $858 thousand during the first quarter of 2019 compared to unfavorable fair value adjustments of $3.1 million for the same period a year ago.
The main components of other non-interest income are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for automated teller machine use, other service charges, income from insurance commissions, gains from sales of GGL/SBA loans, and other miscellaneous items.
Non-interest Expense
Non-interest expense for the first quarter of 2019 was $292.4 million, up $97.2 million, or 49.8%, compared to the first quarter of 2018. Adjusted non-interest expense, which excludes merger-related expense of $49.7 million, was $242.7 million, up $44.5 million, or 22.5%, compared to the first quarter of 2018, including $26.8 million related to the operations of FCB and $3.1 million in additional amortization of intangibles. The efficiency ratio for the first three months of 2019 was 61.29%, compared to 57.16% for the first three months of 2018. The adjusted tangible efficiency ratio for the first three months of 2019 was 50.24%, down 718 basis points from the same period a year ago. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.
The following table summarizes the components of non-interest expense.

Table 6 - Non-interest Expense
	Three Months Ended March 31,
(in thousands)	2019	2018	% Change
Salaries and other personnel expense	$139,427	$113,720	22.6%
Net occupancy and equipment expense	38,394	31,480	22.0
Third-party processing expense	17,758	13,945	27.3
FDIC insurance and other regulatory fees	6,761	6,793	(0.5)
Professional fees	6,348	5,505	15.3
Advertising expense	5,123	5,092	0.6
Amortization of intangibles	3,392	292	nm
Merger-related expense	49,738	—	nm
Other operating expenses	25,469	18,352	38.8
Total non-interest expense	$292,410	$195,179	49.8%

Three Months Ended March 31, 2019 compared to March 31, 2018
Salaries and other personnel expenses increased $25.7 million, or 22.6%, for the three months ended March 31, 2019, including $16.0 million from FCB, talent additions, higher production-based commission and incentive compensation expense, and annual merit increases.
Net occupancy and equipment expense increased $6.9 million, or 22.0%, during the three months ended March 31, 2019, including $4.1 million related primarily to additional branches from the acquisition of FCB.
Third-party processing expense includes all third-party core operating system and processing charges as well as third-party servicing charges. Third-party processing expense increased $3.8 million, or 27.3%, including $3.1 million from FCB and increases associated with loan growth from Synovus' consumer-based lending partnerships.
FDIC insurance and other regulatory fees include the impact of FCB for the three months ended March 31, 2019, but are essentially flat compared to the same period a year ago due to the FDIC's elimination of the assessment surcharge for all large banks in the fourth quarter of 2018.

Professional fees increased $843 thousand, or 15.3%, for the three months ended March 31, 2019, including $341 thousand from FCB.
Amortization of intangibles was up $3.1 million for the three months ended March 31, 2019 due to amortization of the core deposit intangible asset created from FCB acquisition, which will be amortized using an accelerated method over an estimated life of 10 years.
In connection with the FCB acquisition, Synovus incurred merger-related expense totaling $49.7 million for the three months ended March 31, 2019, primarily related to employee compensation, severance, and professional services. See "Note 2 - Acquisitions" in this Report for more information on the acquisition of FCB.
Other operating expenses were up $7.1 million for the three months ended March 31, 2019 with travel expense up $1.6 million. Other operating expenses during the three months ended March 31, 2018 included the benefit of a contingency recovery of $2.6 million, unfunded commitment reserve release of $1.0 million, and restructuring charge recovery of $315 thousand.
Income Tax Expense
Income tax expense was $40.4 million and $30.2 million for the three months ended March 31, 2019 and 2018, respectively, representing an effective tax rate of 25.2% and 22.7% for the respective periods. The increase in the effective tax rate was largely due to non-deductible merger-related expenses incurred during the first quarter of 2019 and higher tax benefits recognized during the first quarter of 2018 from vesting of employee share-based awards.
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

CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the quality of its loan portfolio by industry, property type, geography, as well as credit quality metrics and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. Synovus continued to benefit from a relatively stable credit environment during the first three months of 2019.
The table below includes selected credit quality metrics.

Table 7 - Credit Quality Metrics
(dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Non-performing loans(1)	$143,976	$106,733	$120,081
Impaired loans held for sale(2)	12	1,506	6,591
Other real estate	11,329	6,220	4,496
Non-performing assets(1)	$155,317	$114,459	$131,168
Total loans	$35,634,501	$25,946,573	$24,883,037
Non-performing loans as a % of total loans	0.40%	0.41%	0.48%
Non-performing assets as a % of total loans, other loans held for sale, and ORE	0.44	0.44	0.53
Loans 90 days past due and still accruing	$4,486	$3,798	$5,416
As a % of total loans	0.01%	0.01%	0.02%
Total past due loans and still accruing	$88,135	$56,927	$54,150
As a % of total loans	0.25%	0.22%	0.22%
Net charge-offs, quarter	$17,088	$13,044	$4,280
Net charge-offs/average loans, quarter	0.19%	0.20%	0.07%
Net charge-offs, year-to-date	$17,088	$50,410	$4,280
Net charge-offs/average loans, year-to-date	0.19%	0.20%	0.07%
Provision for loan losses, quarter	$23,569	$12,148	$12,776
Provision for loan losses, year-to-date	23,569	51,697	12,776
Allowance for loan losses	257,036	250,555	257,764
Allowance for loan losses as a % of total loans	0.72%	0.97%	1.04%

(1) For purposes of this table, March 31, 2019 non-performing loans exclude acquired loans accounted for under ASC 310-30 that are currently accruing income.
(2) Represent only impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value, less costs to sell, based primarily on estimated sales proceeds net of selling costs.
Non-performing Assets
Total NPAs were $155.3 million at March 31, 2019, a $40.9 million, or 35.7%, increase from $114.5 million at December 31, 2018 and a $24.1 million, or 18.4%, increase from $131.2 million at March 31, 2018. Total non-performing assets as a percentage of total loans, other loans held for sale, and other real estate were 0.44% at both March 31, 2019 and December 31, 2018 and 0.53% at March 31, 2018.
Troubled Debt Restructurings
Accruing TDRs were $112.2 at March 31, 2019, compared to $115.6 million at December 31, 2018 and $129.4 million at March 31, 2018. Accruing TDRs decreased $3.4 million, or 2.9%, from December 31, 2018 and $17.2 million, or, 13.3% from a year ago primarily due to more loans qualifying for removal of TDR designation upon subsequent renewal, refinance, or modification, and pay-offs. Non-accruing TDRs were $22.3 million at March 31, 2019 compared to $26.2 million at December 31, 2018.
At March 31, 2019, the allowance for loan losses allocated to these accruing TDRs was $4.7 million compared to $6.1 million at both December 31, 2018 and March 31, 2018. Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At March 31, 2019 and December 31, 2018 approximately, 99% and 98%, respectively of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have remained at low levels. There were no defaults for each of the three months ended March 31, 2019 and 2018.

Table 8 - Accruing TDRs by Risk Grade
	March 31, 2019		December 31, 2018		March 31, 2018
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Pass	$54,999	49.0%	$50,668	43.9%	$56,924	44.0%
Special Mention	13,188	11.8	14,480	12.5	15,429	11.9
Substandard accruing	44,018	39.2	50,440	43.6	57,041	44.1
Total accruing TDRs	$112,205	100.0%	$115,588	100.0%	$129,394	100.0%

Net Charge-offs
Net charge-offs for the three months ended March 31, 2019 were $17.1 million, or 0.19% as a percentage of average loans annualized, compared to $13.0 million, or 0.20%, and $4.3 million, or 0.07%, for the three months ended December 31, 2018 and three months ended March 31, 2018, respectively. The increase in net charge-offs was primarily attributable to a higher level of recoveries in the previous and prior year quarters, with gross charge-offs for the first quarter of 2019 remaining in-line with the fourth quarter of 2018 but slightly elevated from the first quarter of 2018.
Provision for Loan Losses and Allowance for Loan Losses
For the three months ended March 31, 2019, the provision for loan losses was $23.6 million, an increase of $11.4 million, or 94.0%, and $10.8 million, or 84.5%, compared to the three months ended December 31, 2018 and three months ended March 31, 2018, respectively. The increase in provision expense was driven by an accelerated rate of new and renewed loan production with the addition of FCB, increases to the loan loss reserve, and a lower level of recoveries and upgrades compared to previous quarters in 2018.
The allowance for loan losses at March 31, 2019 was $257.0 million, or 0.72% of total loans, compared to $250.6 million, or 0.97% of total loans, at December 31, 2018 and $257.8 million, or 1.04% of total loans, at March 31, 2018, reflecting a lower ratio at March 31, 2019, with no allowance for loan losses recorded for acquired loans at the Acquisition Date in accordance with ASC Topic 820. The allowance to non-performing loans ratio at March 31, 2019 remained strong at 178.53%, or 213.30%, excluding acquired FCB loans accounted for under ASC 310-30 that are currently accruing income as well as acquired FCB loans that are not accruing income, compared to 234.75% at December 31, 2018 and 214.66% at March 31, 2018.

Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by their primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach to the Basel III Final Rule. At March 31, 2019, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 9 - Capital Ratios
(dollars in thousands)	March 31, 2019	December 31, 2018
CET1 capital (transitional)
Synovus Financial Corp.	$3,790,395	$2,897,997
Synovus Bank	4,431,463	3,382,497
Tier 1 risk-based capital
Synovus Financial Corp.	3,985,535	3,090,416
Synovus Bank	4,431,463	3,382,497
Total risk-based capital
Synovus Financial Corp.	4,803,641	3,601,376
Synovus Bank	4,689,569	3,633,457
CET1 capital ratio (transitional)
Synovus Financial Corp.	9.52%	9.95%
Synovus Bank	11.13	11.62
Tier 1 risk-based capital ratio
Synovus Financial Corp.	10.01	10.61
Synovus Bank	11.13	11.62
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.06	12.37
Synovus Bank	11.78	12.49
Leverage ratio
Synovus Financial Corp.	8.81	9.60
Synovus Bank	9.80	10.51
Tangible common equity to tangible assets ratio(1)
Synovus Financial Corp.	8.34	8.81

(1) See " Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.
At March 31, 2019, Synovus' CET1 ratio was 9.52% under the Basel III transitional provisions, and the estimated fully phased-in CET1 ratio was 9.48% (See "Non-GAAP Financial Measures" in this Report), both of which are well in excess of regulatory requirements including the capital conservation buffer which has now reached the fully-phased in amount of 2.5% effective January 1, 2019. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 11 - Regulatory Capital" to the consolidated financial statements of Synovus' 2018 Form 10-K for additional information on regulatory capital requirements. Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements inclusive of the capital conservation buffer.
Effective January 1, 2019, Synovus completed its acquisition of all of the outstanding stock of FCB for total consideration of approximately $1.6 billion. See "Part I - Item 1. Financial Statements and Supplementary Data - Note 2 - Acquisitions" in this Report for more information on the FCB acquisition.
On January 15, 2019, Synovus announced a share repurchase program of up to $400 million to be completed during 2019. As of March 31, 2019, Synovus had repurchased under this program a total of $320.0 million, or 8.5 million shares of its common stock, at an average price of $37.71 per share. As of April 30, 2019, the remaining authorization under this program was $80.0 million. Additionally, during the fourth quarter of 2018, the Board of Directors approved a 20% increase in the quarterly common stock dividend to $0.30 per share, effective with the quarterly dividend payable in April 2019.
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
Dividends
Synovus has historically paid a quarterly cash dividend to the holders of its common stock. Management and the Board of Directors closely monitor current and projected capital levels, liquidity (including dividends from subsidiaries), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends. Synovus increased the quarterly common stock dividend by 20% to $0.30 per share effective with the quarterly dividend declared during the first quarter of 2019.
Synovus' ability to pay dividends on its common stock and preferred stock is primarily dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities.
Synovus declared dividends of $0.30 and $0.25 per common share for the three months ended March 31, 2019 and 2018, respectively. In addition to dividends paid on its common stock, Synovus paid dividends of $3.2 million on its Series D Preferred Stock during the three months ended March 31, 2019 and paid dividends of $2.6 million on its Series C Preferred Stock during the three months ended March 31, 2018.
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
Synovus Bank also generates liquidity through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. On September 25, 2017, Synovus Bank completed the Cabela's Transaction and thereby retained WFB's $1.10 billion brokered time deposit portfolio with a weighted average remaining maturity of approximately 2.53 years and a weighted average rate of 1.83 percent (the balance of these deposits at March 31, 2019 was $619.8 million). Synovus Bank has the capacity to access funding through its membership in the FHLB system. At March 31, 2019, based on currently pledged collateral, Synovus Bank had access to incremental funding of $2.52 billion, subject to FHLB credit policies, through utilization of FHLB advances.
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
On February 7, 2019, Synovus completed a public offering of $300.0 million aggregate principal amount of 5.900% fixed-to-fixed rate subordinated notes due in 2029.  Subject to any redemption prior to February 7, 2029, the notes will bear interest at the rate of 5.900% per annum for the first five years and, thereafter, at a fixed rate which will be 3.379% above the 5-Year Mid-Swap Rate as of the reset date. Interest on the notes will be payable semi-annually in arrears. The notes will mature on February 7, 2029. Proceeds from these notes were primarily used to repurchase common stock under the current authorization.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank were to increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I – Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results." of Synovus' 2018 Form 10-K. Furthermore, Synovus may, from time to time, take advantage of attractive market opportunities to refinance its existing debt, redeem its preferred stock, or strengthen its liquidity or capital position.
Earning Assets and Sources of Funds
Average total assets for the three months ended March 31, 2019 increased $14.55 billion. or 46.6%, to $45.79 billion as compared to $31.25 billion for the first three months of 2018. Average earning assets increased $13.08 billion, or 44.4%, in the first three months of 2019 compared to the same period in 2018 and represented 92.9% of average total assets at March 31, 2019, as compared to 94.2% at March 31, 2018. The increase in average earning assets resulted from a $10.46 billion increase in average loans, net, and a $2.42 billion increase in average taxable investment securities. These increases were primarily attributable to the $9.29 billion in loans and $2.30 billion in investment securities acquired from FCB.
Average interest-bearing liabilities increased $10.78 billion, or 52.0%, to $31.51 billion for the first three months of 2019 compared to the same period in 2018. The increase in average interest-bearing liabilities was primarily related to the $10.93 billion in deposits acquired from FCB, of which $9.42 billion was interest-bearing. The year-over-year increase in average interest-bearing liabilities included a $5.73 billion increase in average time deposits, a $3.20 billion increase in average money market deposit accounts, a $1.36 billion increase in average interest-bearing demand deposits, a $250.0 million increase in average long-term debt, primarily due to the fixed-to-fixed rate subordinated notes issued in February 2019, and $123.4 million increase in average other short-term borrowings. Average non-interest-bearing demand deposits increased $1.66 billion, or 22.5%, to $9.05 billion for the first three months of 2019 compared to the same period in 2018, due primarily to the FCB acquisition.
Net interest income for the three months ended March 31, 2019 was $397.2 million, an increase of $122.9 million, or 44.8%, compared to $274.3 million for the three months ended March 31, 2018 driven by the FCB acquisition. Net interest margin was flat at 3.78% over the comparable three-month periods, and was impacted by the FCB merger and three 25 basis point federal funds rate increases since March 31, 2018. The yield on earning assets was 4.80%, an increase of 49 basis points compared to the three months ended March 31, 2018, while the effective cost of funds increased 49 basis points to 1.02%. The yield on loans increased 47 basis points to 5.17%, and the yield on investment securities increased 72 basis points to 3.06% over the three months ended March 31, 2018.
On a sequential quarter basis, net interest income increased $99.2 million, or 33.3%, driven by the FCB acquisition. The net interest margin for the quarter was 3.78%, down 14 basis points from the fourth quarter of 2018. Net interest income and margin were favorably impacted by $18.8 million, or 19 basis points, of purchase accounting adjustments. Purchase accounting adjustments are primarily comprised of $7.4 million of loan accretion and $11.0 million of deposit premium amortization in the first quarter of 2019. The sequential quarter decrease in the net interest margin was driven by the FCB merger, the issuance of subordinated debt, and continued deposit mix shift into time deposits. The net interest margin, excluding the impact of purchase accounting adjustments was 3.59% for the first quarter of 2019. The net interest margin decline for the quarter, compared to the fourth quarter of 2018, included an 11 basis point increase in earning asset yields and a 25 basis point increase in the effective cost of funds.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Table 10 - Average Balances and Yields/Rates	2019	2018
(dollars in thousands) (yields and rates annualized)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Earning Assets:
Taxable investment securities(1)	$6,515,561	4,073,685	4,061,239	4,077,564	4,097,162
Yield	3.05%	2.45	2.38	2.34	2.34
Tax-exempt investment securities(1)(3)	$20,638	—	89	115	140
Yield (taxable equivalent)(3)	4.45%	—	5.91	6.87	6.57
Trading account assets(4)	$2,049	7,493	16,646	23,772	8,167
Yield	1.30%	1.90	2.52	2.79	2.66
Commercial loans(2)(3)	$26,140,672	19,150,252	19,025,830	18,857,271	18,963,515
Yield	5.16%	5.13	4.98	4.85	4.64
Consumer loans(2)	$9,180,679	6,476,026	6,298,643	6,092,899	5,899,015
Yield	5.10%	4.85	4.80	4.76	4.71
Allowance for loan losses	$(252,815)	(251,098)	(251,684)	(257,966)	(251,635)
Loans, net(2)	$35,068,536	25,375,180	25,072,789	24,692,204	24,610,895
Yield	5.17%	5.11	4.99	4.88	4.70
Mortgage loans held for sale	$34,913	36,477	49,030	50,366	38,360
Yield	4.48%	4.79	4.71	4.42	3.95
Other earning assets(5)	$679,477	641,832	544,704	724,537	516,575
Yield	2.45%	2.20	1.90	1.77	1.48
Federal Home Loan Bank and Federal Reserve Bank Stock(4)	$211,408	162,369	163,568	165,845	177,381
Yield	4.82%	4.31	4.41	4.63	3.39
Total interest earning assets	$42,532,582	30,297,036	29,908,065	29,734,403	29,448,680
Yield	4.80%	4.69	4.58	4.47	4.31
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$6,393,304	4,692,804	4,701,204	5,001,826	5,032,000
Rate	0.68%	0.41	0.38	0.35	0.31
Money Market accounts, excluding brokered deposits	$10,244,556	8,050,732	7,936,621	7,791,107	7,561,554
Rate	1.18%	0.89	0.72	0.55	0.43
Savings deposits	$901,059	815,588	824,935	829,800	811,587
Rate	0.06%	0.04	0.03	0.03	0.03
Time deposits under $100,000	$2,238,568	1,242,811	1,205,987	1,161,890	1,143,780
Rate	1.24%	1.16	0.99	0.82	0.71
Time deposits over $100,000	$6,211,067	2,478,649	2,273,582	2,021,084	1,895,545
Rate	1.60%	1.67	1.46	1.22	1.02
Non-maturing brokered deposits	$937,629	349,480	358,277	262,976	424,118
Rate	2.60%	2.46	2.10	1.94	1.14
Brokered time deposits	$1,845,819	1,275,276	1,414,700	1,659,941	1,527,793
Rate	2.13%	2.03	1.94	1.85	1.75
Total interest-bearing deposits	$28,772,002	18,905,340	18,715,306	18,728,624	18,396,377
Rate	1.24%	0.96	0.83	0.70	0.58
Federal funds purchased and securities sold under repurchase agreements	$233,076	194,370	230,504	207,655	202,226
Rate	0.22%	0.18	0.25	0.35	0.21
Other short-term borrowings	$517,456	112,228	146,794	3,024	394,056
Rate	2.58%	2.51	2.12	2.84	1.52
Long-term debt	$1,983,910	1,657,022	1,656,743	1,852,094	1,733,938
Rate	3.33%	3.06	2.87	2.66	2.51
Total interest-bearing liabilities	$31,506,444	20,868,960	20,749,347	20,791,397	20,726,597
Rate	1.38%	1.12	0.99	0.87	0.76
Non-interest-bearing demand deposits	$9,054,949	8,014,761	7,672,006	7,539,451	7,391,695
Cost of funds	1.07%	0.81	0.73	0.64	0.56
Effective cost of funds(6)	1.02%	0.77	0.69	0.61	0.53
Net interest margin	3.78%	3.92	3.89	3.86	3.78
Taxable equivalent adjustment(3)	$630	181	136	120	116

(1)	Excludes net unrealized gains (losses).
(2) Average loans are shown net of deferred fees and costs. Non-performing loans are included.

(3)	Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.

(4)	Included as a component of other assets on the consolidated balance sheets.

(5)	Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(6) Includes the impact of non-interest-bearing capital funding sources.

Net Interest Income and Rate/Volume Analysis
The following tables set forth the major components of net interest income and the related annualized yields and rates for the three months ended March 31, 2019 and 2018, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Table 11 - Net Interest Income and Rate/Volume Analysis
	Three Months Ended March 31,						2019 Compared to 2018
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2019	2018	2019	2018	2019	2018	Volume	Rate
Assets
Interest earning assets:
Taxable investment securities	$6,515,561	$4,097,162	$49,756	$23,929	3.05%	2.34%	$13,954	$11,873	$25,827
Tax-exempt investment securities(2)	20,638	140	230	2	4.45	6.57	332	(104)	228
Total investment securities	6,536,199	4,097,302	49,986	23,931	3.06	2.34	14,286	11,769	26,055
Trading account assets	2,049	8,167	7	54	1.30	2.66	(40)	(7)	(47)
Taxable loans, net(1)	34,987,418	24,810,104	445,602	284,919	5.17	4.66	116,942	43,741	160,683
Tax-exempt loans, net(1)(2)	333,933	52,426	2,770	552	3.36	4.27	2,964	(746)	2,218
Allowance for loan losses	(252,815)	(251,635)
Loans, net	35,068,536	24,610,895	448,372	285,471	5.17	4.70	119,906	42,995	162,901
Mortgage loans held for sale	34,913	38,360	391	379	4.48	3.95	(34)	46	12
Other earning assets(3)	679,477	516,575	4,164	1,914	2.45	1.48	591	1,659	2,250
Federal Home Loan Bank and Federal Reserve Bank stock	211,408	177,381	2,549	1,501	4.82	3.39	285	763	1,048
Total interest earning assets	42,532,582	29,448,680	505,469	313,250	4.80	4.31	134,994	57,225	192,219
Cash and due from banks	519,073	398,865
Premises and equipment, net	479,200	426,902
Other real estate	14,078	3,785
Cash surrender value of bank-owned life insurance	764,590	541,465
Other assets(4)	1,485,098	426,011
Total assets	$45,794,621	$31,245,708

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,393,304	$5,032,000	$10,681	$3,814	0.68%	0.31%	$1,041	$5,826	$6,867
Money market accounts	11,182,186	7,985,672	35,833	9,152	1.30	0.46	3,626	23,055	26,681
Savings deposits	901,059	811,587	138	59	0.06	0.03	7	72	79
Time deposits	10,295,454	4,567,118	41,032	13,350	1.62	1.19	16,808	10,874	27,682
Federal funds purchased and securities sold under repurchase agreements	233,076	202,226	127	107	0.22	0.21	16	4	20
Other short-term borrowings	517,456	394,056	3,336	1,494	2.58	1.52	463	1,379	1,842
Long-term debt	1,983,910	1,733,938	16,517	10,874	3.33	2.51	1,547	4,096	5,643
Total interest-bearing liabilities	31,506,445	20,726,597	107,664	38,850	1.38	0.76	23,508	45,306	68,814
Non-interest-bearing deposits	9,054,949	7,391,695
Other liabilities	716,527	210,558
Shareholders' equity	4,516,700	2,916,858
Total liabilities and equity	$45,794,621	$31,245,708
Interest rate spread:					3.42%	3.55%
Net interest income - FTE/margin(5)			$397,805	$274,400	3.78%	3.78%	$111,486	$11,919	$123,405
Taxable equivalent adjustment			630	116
Net interest income, actual			$397,175	$274,284

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2019 - $8.2 million, 2018 - $7.9 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.
(3) Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(4) Includes average net unrealized gains (losses) on investment securities available for sale of $(85.6) million and $(100.6) million for the three months ended March 31, 2019 and 2018, respectively.
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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 2.25% to 2.50% and the current prime rate of 5.50%. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a gradual decline of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. Synovus continues to maintain a modestly asset-sensitive position which would be expected to benefit net interest income in a rising interest rate environment and reduce net interest income in a declining interest rate environment. The following table represents the estimated sensitivity of net interest income to these changes in short-term interest rates at March 31, 2019, with comparable information for December 31, 2018.

Table 12 - Twelve Month Net Interest Income Sensitivity(1)
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

Change in Short-term Interest Rates (in basis points)	March 31, 2019	December 31, 2018
+200	2.2%	3.4%
+100	1.6%	2.0%
Flat	—%	—%
-100	(1.8)%	(2.0)%
-200	(4.5)%	N/A

(1) December 31, 2018 does not include assets and liabilities of FCB which were acquired on January 1, 2019.
The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter term time horizon. Synovus also evaluates potential longer term interest rate risk through modeling and evaluation of EVE. Simulation modeling is utilized to measure the economic value of equity and its sensitivity to immediate changes in interest rates. This EVE modeling allows Synovus to capture longer-term repricing risk and options risk embedded in the balance sheet. These simulations value only the current balance sheet and do not incorporate growth assumptions used in the net interest income simulation. The economic value of equity is the net fair value of assets, liabilities, and off-balance sheet financial instruments derived from the present value of future cash flows discounted at current market interest rates. From this baseline valuation, Synovus evaluates changes in the value of each of these items in various interest rate scenarios to determine the net impact on the economic value of equity. Key assumptions utilized in the model, namely loan prepayments, investment security prepayments, deposit repricing betas, and non-maturity deposit duration have a significant impact on the results of the EVE simulations. As illustrated in the table below, the EVE model indicates that, compared with a valuation assuming stable rates, EVE is projected to decrease by 3.9% and by 9.3%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. Assuming an immediate 100 basis point and 200 basis point decline in rates, EVE is projected to decrease by 7.3% and 20.0%, respectively. These changes in long-term interest rate sensitivity are primarily due to the impact of the acquisition of FCB.

Table 13 - Economic Value of Sensitivity(1)
	Estimated Change in EVE
Immediate Change in Interest Rates (in basis points)	March 31, 2019	December 31, 2018
+200	(9.3)%	0.7%
+100	(3.9)%	1.3%
-100	(7.3)%	(13.9)%
-200	(20.0)%	N/A

(1) December 31, 2018 does not include assets and liabilities of FCB which were acquired on January 1, 2019.

Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for loan losses, determination of the fair value of financial instruments and income taxes. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in Synovus' 2018 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. Excluding the recently adopted accounting standards disclosed in "Note 1 - Basis of Presentation" in this Report, there have been no significant changes to the accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2018 Form 10-K.

Non-GAAP Financial Measures
The measures entitled adjusted non-interest income; adjusted non-interest expense; adjusted total revenues; adjusted tangible efficiency ratio; adjusted net income per common share, diluted; adjusted return on average assets; adjusted return on average common equity; adjusted return on average tangible common equity; total core deposits; tangible common equity ratio; and CET1 ratio (fully phased-in) are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest income; total non-interest expense; total revenues; efficiency ratio; net income per common share, diluted; return on average assets; return on average common equity; total deposits; the ratio of total shareholders' equity to total assets; and the CET1 ratio, respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted total revenues and adjusted non-interest income are measures used by management to evaluate non-interest income exclusive of net investment securities gains (losses) and changes in fair value of private equity investments, net. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income per common share, diluted, adjusted return on average assets, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. The adjusted return on average tangible common equity is a measure used by management to compare Synovus' performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. Total core deposits is a measure used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. The tangible common equity ratio and CET1 ratio (fully phased-in) are used by management and bank regulators to assess the strength of our capital position. The computations of these measures are set forth in the tables below.

Table 14 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended
(dollars in thousands)	March 31, 2019	March 31, 2018
Adjusted non-interest income
Total non-interest income	$79,378	$67,046
Subtract: Investment securities gains, net	(75)	—
Subtract/add: (Increase) decrease in fair value of private equity investments, net	(858)	3,056
Adjusted non-interest income	$78,445	$70,102

Adjusted non-interest expense
Total non-interest expense	$292,410	$195,179
Subtract: Merger-related expense	(49,738)	—
Add: Litigation settlement/contingency expense	—	2,626
Subtract/add: Restructuring charges, net	(19)	315
Adjusted non-interest expense	$242,653	$198,120

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended
(in thousands, except per share data)	March 31, 2019	March 31, 2018
Adjusted total revenues and adjusted tangible efficiency ratio
Adjusted non-interest expense	$242,653	$198,120
Subtract: Amortization of intangibles	(3,392)	(292)
Adjusted tangible non-interest expense	$239,261	$197,828

Net interest income	$397,175	$274,284
Add: Tax equivalent adjustment	630	116
Add: Total non-interest income	79,378	67,046
Subtract: Investment securities gains, net	(75)	—
Total FTE revenues	$477,108	$341,446
Subtract/add: (Increase) decrease in fair value of private equity investments, net	(858)	3,056
Adjusted total revenues	$476,250	$344,502
Efficiency ratio	61.29%	57.16%
Adjusted tangible efficiency ratio	50.24	57.42

Adjusted net income per common share, diluted
Net income available to common shareholders	$117,036	$100,607
Add: Income tax expense, net related to State Tax Reform	—	1,325
Add: Merger-related expense	49,738	—
Subtract: Litigation settlement/contingency expense	—	(2,626)
Add/subtract: Restructuring charges, net	19	(315)
Subtract: Investment securities gains, net	(75)	—
Subtract/add: (Increase) decrease in fair value of private equity investments, net	(858)	3,056
Subtract: Tax effect of adjustments	(5,705)	(27)
Adjusted net income available to common shareholders	$160,155	$102,020
Weighted average common shares outstanding, diluted	162,760	119,321
Adjusted net income per common share, diluted	$0.98	$0.86

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended
(dollars in thousands)	March 31, 2019	March 31, 2018
Adjusted return on average assets (annualized)
Net income	$120,186	$103,166
Add: Income tax expense, net related to State Tax Reform	—	1,325
Add: Merger-related expense	49,738	—
Subtract: Litigation settlement/contingency expense	—	(2,626)
Add/subtract: Restructuring charges, net	19	(315)
Subtract: Investment securities gains, net	(75)	—
Subtract/add: (Increase) decrease in fair value of private equity investments, net	(858)	3,056
Subtract: Tax effect of adjustments	(5,705)	(27)
Adjusted net income	$163,305	$104,579
Net income annualized	487,421	418,395
Adjusted net income annualized	662,293	424,126
Total average assets	45,794,621	31,245,708
Return on average assets	1.06%	1.34%
Adjusted return on average assets (annualized)	1.45	1.36

	Three Months Ended
(dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Adjusted return on average common equity and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$117,036	$101,919	$100,607
Add: Income tax expense, net related to State Tax Reform	—	—	1,325
Add: Merger-related expense	49,738	3,381	—
Subtract: Litigation settlement/contingency expense	—	—	(2,626)
Add/subtract: Restructuring charges, net	19	140	(315)
Subtract: Investment securities gains, net	(75)	—	—
Subtract/add: (Increase) decrease in fair value of private equity investments, net	(858)	2,084	3,056
Subtract: Tax effect of adjustments	(5,705)	(522)	(27)
Net income available to common shareholders	$160,155	$107,002	$102,020

Adjusted net income available to common shareholders' annualized	$649,518	$424,519	$413,747
Add: Amortization of intangibles	10,317	886	906
Adjusted net income available to common shareholders excluding amortization of intangibles annualized	$659,835	$425,405	$414,653

Total average shareholders' equity less preferred stock	$4,321,561	$2,837,740	$2,790,878
Subtract: Goodwill	(480,215)	(57,315)	(57,315)
Subtract: Other intangible assets, net	(75,191)	(9,972)	(10,915)
Total average tangible shareholders' equity less preferred stock	$3,766,155	$2,770,453	$2,722,648
Return on average common equity (annualized)	10.98%	14.25%	14.62%
Adjusted return on average common equity (annualized)	15.03	14.96	14.82
Adjusted return on average tangible common equity (annualized)	17.52	15.36	15.23

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
(dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Period-end core deposits
Total deposits	$38,075,190	$26,720,322	$26,253,507
Subtract: Brokered deposits	(2,709,004)	(1,548,030)	(2,006,577)
Total core deposits	$35,366,186	$25,172,292	$24,246,930

Tangible common equity ratio
Total assets	$46,630,025	$32,669,192	$31,501,028
Subtract: Goodwill	(485,000)	(57,315)	(57,315)
Subtract: Other intangible assets, net	(74,683)	(9,875)	(10,750)
Tangible assets	$46,070,342	$32,602,002	$31,432,963
Total shareholders' equity	$4,597,753	$3,133,602	$2,956,495
Subtract: Goodwill	(485,000)	(57,315)	(57,315)
Subtract: Other intangible assets, net	(74,683)	(9,875)	(10,750)
Subtract: Preferred Stock, no par value	(195,140)	(195,140)	(125,980)
Tangible common equity	$3,842,930	$2,871,272	$2,762,450
Total shareholders' equity to total assets ratio	9.86%	9.59%	9.39%
Tangible common equity ratio	8.34	8.81	8.79

CET1 ratio (fully phased-in)
CET1	$3,790,395
Total risk-weighted assets	39,827,136
Total risk-weighted assets (fully phased-in)	39,994,724
CET1 ratio	9.52%
CET1 ratio (fully phased-in)	9.48

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

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
Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect of Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations and financial condition for any particular period. For additional information, see "Note 12 - Commitments and Contingencies" of this Report, which Note in incorporated herein by this reference.
ITEM 1A. – RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in "Part I - Item IA - Risk Factors” of Synovus' 2018 Form 10-K which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There are no material changes during the period covered by this Report to the risk factors previously disclosed in the Synovus' 2018 Form 10-K.
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:
Synovus' Board of Directors authorized a $400 million share repurchase program that will expire at the end of 2019. This program was announced on January 15, 2019. The table below sets forth information regarding repurchases of our common stock during the first quarter of 2019.

Share Repurchases
(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2019	350	$36.18	350	$387,337
February 2019	7,020	37.51	7,020	123,985
March 2019	1,115	39.45	1,115	80,002
Total	8,485	$37.71	8,485

(1) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

The foregoing repurchases during the first quarter of 2019 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
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

SYNOVUS FINANCIAL CORP.

May 3, 2019	By:	/s/ Kevin S. Blair
Date		Kevin S. Blair
Senior Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)