Form 10-Q
period 2019-06-30
SYNOVUS FINANCIAL CORP
filed 2019-08-02
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
☐ For the quarterly period ended June 30, 2019
Commission file number 1-10312

______________________________
SYNOVUS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)
______________________________

Georgia	58-1134883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Bay Avenue
Suite 500,	Columbus,	Georgia	31901
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (706) 649-2311
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 Par Value	SNV	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D	SNV - PrD	New York Stock Exchange
Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E	SNV - PrE	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	July 31, 2019
Common Stock, $1.00 Par Value	154,320,484

SYNOVUS FINANCIAL CORP.
INDEX OF DEFINED TERMS
AICPA – American Institute of Certified Public Accountants
ALCO – Synovus' Asset Liability Management Committee
ALL – Allowance for loan losses
AOCI – Accumulated other comprehensive income
Acquisition Date – Effective January 1, 2019, Synovus completed its acquisition of FCB Financial Holdings, Inc.
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
nm – not meaningful
NPA – Non-performing assets
NPL – Non-performing loans
NSF – Non-sufficient funds
OCI – Other comprehensive income
ORE – Other real estate
OTC – Over-the-counter
OTTI – Other-than-temporary impairment
Parent Company – Synovus Financial Corp.

ii

ROU – Right-of-use
SBA – Small Business Administration
SEC – U.S. Securities and Exchange Commission
Securities Act – Securities Act of 1933, as amended
Series C Preferred Stock – Synovus' Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, $25 liquidation preference
Series D Preferred Stock – Synovus' Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, $25 liquidation preference
Series E Preferred Stock – Synovus' Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E, $25 liquidation preference
Synovus – Synovus Financial Corp.
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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$549,616	$468,426
Interest-bearing funds with Federal Reserve Bank	531,488	641,476
Interest earning deposits with banks	20,271	19,841
Federal funds sold and securities purchased under resale agreements	49,946	13,821
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	1,151,321	1,143,564
Investment securities available for sale, at fair value	7,007,012	3,991,632
Mortgage loans held for sale, at fair value	81,855	37,129
Loans	36,138,561	25,946,573
Allowance for loan losses	(257,376)	(250,555)
Loans, net	35,881,185	25,696,018
Cash surrender value of bank-owned life insurance	766,287	554,134
Premises and equipment, net	490,644	434,307
Goodwill	492,390	57,315
Other intangible assets	61,473	9,875
Other assets	1,386,036	745,218
Total assets	$47,318,203	$32,669,192
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$9,205,066	$7,650,967
Interest-bearing deposits	28,761,656	19,069,355
Total deposits	37,966,722	26,720,322
Federal funds purchased and securities sold under repurchase agreements	273,481	237,692
Other short-term borrowings	1,330,000	650,000
Long-term debt	2,306,072	1,657,157
Other liabilities	688,112	270,419
Total liabilities	42,564,387	29,535,590
Shareholders' Equity
Series D Preferred Stock – no par value. Authorized 100,000,000 shares; 8,000,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	195,140	195,140
Common stock - $1.00 par value. Authorized 342,857,143 shares; 166,079,543 issued at June 30, 2019 and 143,300,449 issued at December 31, 2018; 156,872,026 outstanding at June 30, 2019 and 115,865,510 outstanding at December 31, 2018	166,080	143,300
Additional paid-in capital	3,801,748	3,060,561
Treasury stock, at cost – 9,207,517 shares at June 30, 2019 and 27,434,939 shares at December 31, 2018	(344,901)	(1,014,746)
Accumulated other comprehensive income (loss), net	49,289	(94,420)
Retained earnings	886,460	843,767
Total shareholders’ equity	4,753,816	3,133,602
Total liabilities and shareholders' equity	$47,318,203	$32,669,192

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Interest income:
Loans, including fees	$457,564	$300,056	$905,333	$585,396
Investment securities available for sale	52,794	23,884	102,732	47,812
Mortgage loans held for sale	752	557	1,143	936
Federal Reserve Bank balances	2,701	2,818	6,371	4,568
Other earning assets	2,320	2,519	5,391	4,256
Total interest income	516,131	329,834	1,020,970	642,968
Interest expense:
Deposits	92,700	32,600	180,383	58,975
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	7,294	203	10,757	310
Long-term debt	18,875	12,454	35,392	24,822
Total interest expense	118,869	45,257	226,532	84,107
Net interest income	397,262	284,577	794,438	558,861
Provision for loan losses	12,119	11,790	35,688	24,566
Net interest income after provision for loan losses	385,143	272,787	758,750	534,295
Non-interest income:
Service charges on deposit accounts	21,994	19,999	42,853	39,938
Fiduciary and asset management fees	14,478	13,983	28,057	27,419
Card fees	11,161	10,833	22,037	21,032
Brokerage revenue	10,052	8,709	19,431	17,085
Capital markets income	8,385	1,118	13,291	2,086
Mortgage banking income	7,907	4,839	12,962	9,887
Income from bank-owned life insurance	5,176	3,733	10,466	7,949
Investment securities losses, net	(1,845)	(1,296)	(1,771)	(1,296)
Other non-interest income	12,499	11,469	21,859	16,333
Total non-interest income	89,807	73,387	169,185	140,433
Non-interest expense:
Salaries and other personnel expense	143,009	111,863	282,436	225,583
Net occupancy and equipment expense	39,851	32,654	78,245	64,134
Third-party processing expense	19,118	15,067	36,875	29,012
Professional fees	9,312	6,284	15,660	11,789
FDIC insurance and other regulatory fees	7,867	6,543	14,629	13,335
Advertising expense	5,923	5,220	11,045	10,312
Amortization of intangibles	2,410	292	5,802	583
Merger-related expense	7,401	—	57,140	—
Other operating expenses	29,235	26,134	54,705	44,486
Total non-interest expense	264,126	204,057	556,537	399,234
Income before income taxes	210,824	142,117	371,398	275,494
Income tax expense	54,640	30,936	95,028	61,146
Net income	156,184	111,181	276,370	214,348
Less: Preferred stock dividends	3,150	2,559	6,300	5,119
Net income available to common shareholders	$153,034	$108,622	$270,070	$209,229
Net income per common share, basic	$0.97	$0.92	$1.70	$1.77
Net income per common share, diluted	0.96	0.91	1.68	1.75
Weighted average common shares outstanding, basic	157,389	118,397	159,148	118,531
Weighted average common shares outstanding, diluted	159,077	119,139	160,908	119,229

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,
	2019			2018
(in thousands)	Before-tax Amount	Tax Effect	Net of Tax Amount	Before-tax Amount	Tax Effect	Net of Tax Amount
Net income	$210,824	$(54,640)	$156,184	$142,117	$(30,936)	$111,181
Net unrealized gains (losses) on investment securities available for sale:
Reclassification adjustment for net losses realized in net income	1,845	(478)	1,367	1,296	(336)	960
Net unrealized gains (losses) arising during the period	89,459	(23,169)	66,290	(25,476)	6,598	(18,878)
Net unrealized gains (losses)	91,304	(23,647)	67,657	(24,180)	6,262	(17,918)
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(35)	9	(26)	(34)	9	(25)
Other comprehensive income (loss)	$91,269	$(23,638)	$67,631	$(24,214)	$6,271	$(17,943)
Comprehensive income			$223,815			$93,238

	Six Months Ended June 30,
	2019			2018
(in thousands)	Before-tax Amount	Tax Effect	Net of Tax Amount	Before-tax Amount	Tax Effect	Net of Tax Amount
Net income	$371,398	$(95,028)	$276,370	$275,494	$(61,146)	$214,348
Net unrealized gains (losses) on investment securities available for sale:
Reclassification adjustment for net losses realized in net income	1,771	(459)	1,312	1,296	(336)	960
Net unrealized gains (losses) arising during the period	192,241	(49,788)	142,453	(86,921)	22,512	(64,409)
Net unrealized gains (losses)	194,012	(50,247)	143,765	(85,625)	22,176	(63,449)
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	(70)	14	(56)	(68)	22	(46)
Other comprehensive income (loss)	$193,942	$(50,233)	$143,709	$(85,693)	$22,198	$(63,495)
Comprehensive income			$420,079			$150,853

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Series C Preferred Stock	Series D Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, April 1, 2019	$—	$195,140	$165,929	$3,794,262	$(319,898)	$(18,342)	$780,662	$4,597,753
Net income	—	—	—	—	—	—	156,184	156,184
Other comprehensive income (loss), net of income taxes	—	—	—	—	—	67,631	—	67,631
Cash dividends declared on common stock - $0.30 per share	—	—	—	—	—	—	(47,236)	(47,236)
Cash dividends paid on Series D Preferred Stock - $0.39 per share	—	—	—	—	—	—	(3,150)	(3,150)
Repurchases of common stock including costs to repurchase	—	—	—	—	(25,003)	—	—	(25,003)
Restricted share unit vesting and taxes paid related to net share settlement	—	—	50	(281)	—	—	—	(231)
Stock options/warrants exercised, net	—	—	101	1,786	—	—	—	1,887
Share-based compensation expense	—	—	—	5,981	—	—	—	5,981
Balance, June 30, 2019	$—	$195,140	$166,080	$3,801,748	$(344,901)	$49,289	$886,460	$4,753,816

Balance, April 1, 2018	$125,980	$—	$143,017	$3,039,757	$(866,407)	$(107,777)	$621,925	$2,956,495
Net income	—	—	—	—	—	—	111,181	111,181
Other comprehensive income (loss), net of income taxes	—	—	—	—	—	(17,943)	—	(17,943)
Cash dividends declared on common stock - $0.25 per share	—	—	—	—	—	—	(29,510)	(29,510)
Cash dividends paid on Series C Preferred Stock - $0.49 per share	—	—	—	—	—	—	(2,559)	(2,559)
Issuance of Series D Preferred Stock, net of issuance costs	—	195,138	—	—	—	—	—	195,138
Repurchases of common stock including costs to repurchase	—	—	—	—	(50,077)	—	—	(50,077)
Restricted share unit vesting and taxes paid related to net share settlement	—	—	23	274	—	—	(349)	(52)
Stock options exercised	—	—	38	618	—	—	—	656
Share-based compensation expense	—	—	—	4,365	—	—	—	4,365
Balance, June 30, 2018	$125,980	$195,138	$143,078	$3,045,014	$(916,484)	$(125,720)	$700,688	$3,167,694

SYNOVUS FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) (continued)

(in thousands, except per share data)	Series C Preferred Stock	Series D Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2018	$—	$195,140	$143,300	$3,060,561	$(1,014,746)	$(94,420)	$843,767	$3,133,602
Cumulative-effect adjustment from adoption of ASU 2016-02	—	—	—	—	—	—	4,270	4,270
Net income	—	—	—	—	—	—	276,370	276,370
Other comprehensive income (loss), net of income taxes	—	—	—	—	—	143,709	—	143,709
FCB Acquisition:
Issuance of common stock, net of issuance costs	—	—	22,043	682,103	—	—	—	704,146
Common stock reissued	—	—	—	—	1,014,746	—	(137,176)	877,570
Fair value of exchanged equity awards and warrants attributed to purchase price	—	—	—	43,972	—	—	—	43,972
Cash dividends declared on common stock - $0.60 per share	—	—	—	—	—	—	(94,471)	(94,471)
Cash dividends paid on Series D Preferred Stock - $0.78 per share	—	—	—	—	—	—	(6,300)	(6,300)
Repurchases of common stock including costs to repurchase	—	—	—	—	(345,170)	—	—	(345,170)
Restricted share unit vesting and taxes paid related to net share settlement	—	—	285	(8,928)	—	—	—	(8,643)
Stock options/warrants exercised, net	—	—	452	7,815	269	—	—	8,536
Share-based compensation expense	—	—	—	16,225	—	—	—	16,225
Balance, June 30, 2019	$—	$195,140	$166,080	$3,801,748	$(344,901)	$49,289	$886,460	$4,753,816

Balance, December 31, 2017	$125,980	$—	$142,678	$3,043,129	$(839,674)	$(54,754)	$544,207	$2,961,566
Cumulative-effect adjustment from adoption of ASU 2014-09	—	—	—	—	—	—	(685)	(685)
Reclassification from adoption of ASU 2018-02	—	—	—	—	—	(7,588)	7,588	—
Cumulative-effect adjustment from adoption of ASU 2016-01	—	—	—	—	—	117	(117)	—
Net income	—	—	—	—	—	—	214,348	214,348
Other comprehensive income (loss), net of income taxes	—	—	—	—	—	(63,495)	—	(63,495)
Cash dividends declared on common stock - $0.50 per share	—	—	—	—	—	—	(59,185)	(59,185)
Cash dividends paid on Series C Preferred Stock - $0.98 per share	—	—	—	—	—	—	(5,119)	(5,119)
Issuance of Series D Preferred Stock, net of issuance costs	—	195,138	—	—	—	—	—	195,138
Repurchases of common stock including costs to repurchase	—	—	—	—	(76,810)	—	—	(76,810)
Restricted share unit vesting and taxes paid related to net share settlement	—	—	289	(8,220)	—	—	(349)	(8,280)
Stock options exercised	—	—	111	1,785	—	—	—	1,896
Share-based compensation expense	—	—	—	8,320	—	—	—	8,320
Balance, June 30, 2018	$125,980	$195,138	$143,078	$3,045,014	$(916,484)	$(125,720)	$700,688	$3,167,694

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2019(1)	2018
Operating Activities
Net income	$276,370	$214,348
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	35,688	24,566
Depreciation, amortization, and accretion, net	11,446	28,661
Deferred income tax expense	27,539	5,222
Originations of mortgage loans held for sale	(325,109)	(286,070)
Proceeds from sales of mortgage loans held for sale	287,648	287,175
Gain on sales of mortgage loans held for sale, net	(8,286)	(6,198)
Increase in other assets	(22,191)	(54,639)
(Decrease) increase in other liabilities	(45,265)	8,292
Investment securities losses, net	1,771	1,296
Share-based compensation expense	16,225	8,320
Net cash provided by operating activities	255,836	230,973

Investing Activities
Net cash received in business combination, net of cash paid	201,100	—
Proceeds from maturities and principal collections of investment securities available for sale	444,865	294,152
Proceeds from sales of investment securities available for sale	1,292,673	35,066
Purchases of investment securities available for sale	(2,263,383)	(367,458)
Proceeds from sales of loans	44,229	13,954
Proceeds from sales of other real estate and other assets	8,255	6,737
Net increase in loans excluding loans acquired in business combination	(970,160)	(382,086)
Net (purchases) redemptions of Federal Home Loan Bank stock	(43,775)	(6,155)
Net (purchases) redemptions of Federal Reserve Bank stock	(24,239)	8,500
Proceeds from settlements of bank-owned life insurance policies	656	1,783
Net increase in premises and equipment	(31,767)	(26,780)
Net cash used in investing activities	(1,341,546)	(422,287)

Financing Activities
Net increase in deposits	337,552	294,516
Net increase in federal funds purchased and securities sold under repurchase agreements	6,650	46,390
Net change in other short-term borrowings	680,000	—
Repayments and redemption of long-term debt	—	(2,330,052)
Proceeds from issuance of long-term debt, net	497,045	2,280,000
Dividends paid to common shareholders	(76,203)	(47,510)
Dividends paid to preferred shareholders	(6,300)	(5,119)
Proceeds from issuance of Series D Preferred Stock	—	195,138
Stock options and warrants exercised	8,536	1,896
Repurchase of common stock	(345,170)	(76,810)
Taxes paid related to net share settlement of equity awards	(8,643)	(8,280)
Net cash provided by financing activities	1,093,467	350,169
Increase in cash and cash equivalents including restricted cash	7,757	158,855
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	1,143,564	932,933
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$1,151,321	$1,091,788

Supplemental Disclosures:
Income taxes paid (refunded)	$62,913	$38,619
Interest paid	221,475	80,884
Non-cash Activities
Common stock issued, treasury stock reissued, equity awards/warrants exchanged to acquire FCB	1,625,688	—
Premises and equipment transferred to other assets held for sale	—	785
Loans foreclosed and transferred to other real estate	7,586	7,561
Loans transferred to/(from) other loans held for sale at fair value	47,927	5,233
Subtopic 825-10 equity investment securities available for sale transferred to other assets	—	3,162
Dividends declared on common stock during the period but paid after period-end	47,236	29,510

(1) Where applicable, changes for balances as of June 30, 2019, compared to December 31, 2018, exclude amounts acquired on the Acquisition Date.
See accompanying notes to unaudited interim consolidated financial statements.

Notes to Unaudited Interim Consolidated Financial Statements
Note 1 - Basis of Presentation
General
The accompanying unaudited interim consolidated financial statements of Synovus Financial Corp. include the accounts of the Parent Company and its consolidated subsidiaries. Synovus Financial Corp. is a financial services company based in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the company provides commercial and retail banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, premium finance and international banking. Synovus Bank is positioned in markets in the Southeast, with 297 branches and 385 ATMs in Alabama, Florida, Georgia, South Carolina, and Tennessee.
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
Non-interest Income - Revenue from Contracts with Customers within the scope of ASC Topic 606
Synovus' contracts with customers generally do not contain terms that require significant judgment to determine the amount of revenue to recognize. Synovus' policies for recognizing non-interest income within the scope of ASC Topic 606, including the nature and timing of such revenue streams, are included below.
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
Recently Adopted Accounting Standards
ASU 2016-02, Leases (ASC 842). Synovus adopted ASC 842 prospectively as of January 1, 2019 for existing leasing arrangements. As such, financial information was not updated and the disclosures required under the new standard are not presented for dates and periods prior to January 1, 2019. Refer to the 2018 10-K for lease disclosures surrounding prior period information reported under ASC 840, Leases. For leases that commenced prior to the effective date of ASC 842, Synovus elected the package of practical expedients not to reassess (a) whether existing contracts contain leases, (b) lease classification for existing leases, and (c) initial direct cost for any existing leases as well as the short-term lease recognition exemption for all leases that qualify. Additionally, Synovus did not elect the practical expedient to combine lease and non-lease components for all of our leases.
Adoption of the new standard resulted in the recording of ROU assets and lease liabilities of $381.1 million and $391.0 million, respectively, as of January 1, 2019. These amounts were based on the present value of the remaining rental payments for existing leases and include consideration for renewal and termination options available that we were reasonably certain of exercising. The difference between the asset and liability balance is primarily the result of lease liabilities that existed prior to adoption of the new guidance. The adoption of the standard also resulted in a cumulative-effect adjustment, net of income taxes, to the beginning balance of retained earnings of $4.3 million ($3.9 million of which consisted of deferred gains associated with sale-leaseback transactions that previously did not qualify for recognition). The ROU assets are included in other assets (other than $4.0 million of finance leases included in premises and equipment) on the consolidated balance sheet and the lease liabilities are included in other liabilities. Adoption of the standard did not materially impact our consolidated statements of income and had no impact on cash flows.
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
ASU 2017-04, Intangibles-Goodwill and Other, Simplifying the Test for Goodwill Impairment: In January 2017, the FASB issued ASU 2017- 04, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Therefore, any carrying amount which exceeds the reporting unit’s fair value (up to the amount of goodwill recorded) will be recognized as an impairment loss. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Synovus elected to early adopt the guidance, effective January 1, 2019. Synovus performed a qualitative assessment as allowed under ASC 350-20-35 during its annual impairment test as of June 30, 2019 and based on the assessment performed, management concluded goodwill was not impaired. As such, the adoption of this ASU had no impact.
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
Synovus is continuing its implementation efforts which are led by a cross-functional steering committee. The team meets periodically to discuss the latest developments and ensure progress compared to the planned timeline. We continued our limited parallel testing during the second quarter of 2019.  The results are being utilized to refine our models and estimation techniques.  Documentation of new processes and internal controls that will be implemented as part of standard adoption is also in process. Implementation status updates are provided quarterly to executive management and the Audit Committee of the Board.
Management expects that the allowance for loan losses will be higher under the new standard primarily for longer duration consumer loans, due to the difference between loss emergence periods currently used versus the remaining life of the asset required under CECL. However, management is still in the process of refining estimates to ultimately determine the impact on the financial statements and regulatory capital ratios. Additionally, the extent of the expected increase on the ALL will depend upon the composition of the loan portfolio upon adoption of the standard, as well as economic conditions and forecasts at that time.

Note 2 - Acquisitions
Acquisition of FCB Financial Holdings, Inc.
Effective January 1, 2019 (the "Acquisition Date"), Synovus completed its acquisition of all of the outstanding stock of FCB, a bank holding company based in Weston, Florida, for total consideration of $1.63 billion. Effective January 1, 2019, FCB's wholly-owned banking subsidiary, Florida Community Bank National Association, merged into Synovus Bank. On the Acquisition Date, the preliminary estimated fair values of FCB included approximately $12.4 billion of identifiable assets, $9.3 billion in loans, and $10.9 billion in deposits. With the addition of FCB and its 51 full service banking centers, Synovus expanded its deposit base in the Southeast. The addition of FCB elevated Synovus' growth profile through a deepened presence in high-growth Florida markets. Conversion of FCB systems occurred during the second quarter of 2019. The results of FCB's operations are included in Synovus' consolidated financial statements since the Acquisition Date.
Under the terms of the Merger Agreement, each outstanding share of FCB common stock was converted into the right to receive 1.055 Synovus common shares and cash in lieu of fractional shares. Additionally, under the terms of the Merger Agreement, certain outstanding FCB non-vested equity awards with a fair value of $7.5 million on the Acquisition Date accelerated vesting and converted automatically into the right to receive merger consideration at the merger exchange ratio of 1.055, or an equivalent amount in cash, of which $3.5 million was allocated to purchase price and the remaining to merger-related compensation expense. In the aggregate, on the Acquisition Date, FCB stockholders received 49.5 million shares of Synovus common stock valued at $1.58 billion and $601 thousand in cash. Also, under the terms of the Merger Agreement, FCB employee and non-employee director outstanding stock options and non-vested restricted share units as well as outstanding FCB warrants were converted into options, restricted share units, and warrants, respectively, to purchase and receive Synovus common stock. The converted options and restricted share units had a fair value of $41.5 million on the Acquisition Date, of which $37.3 million was allocated to purchase price and the remaining to compensation expense and the converted warrants had a fair value of $6.7 million attributed to purchase price. The estimated fair value of the converted restricted share units was based on Synovus' closing stock price on December 31, 2018 of $31.99, and the estimated fair value of the converted stock options was determined using a Hull-White model in a binomial lattice option pricing framework. The estimated fair value of the converted warrants was determined using the Black-Scholes-Merton model.
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
Preliminary goodwill of $435.1 million was recorded as a result of the transaction and is not-deductible for tax purposes. FCB's $19.6 million of merger-based success fees payable to third-party advisors and investment bankers were accounted for as part of the business combination and an assumed liability. Since the success fees payable by FCB were contingent upon the consummation of the merger, the expense was recognized as an "on the line" expense with no expense recognition in either the pre- or post-acquisition financials of FCB or Synovus. The following table reflects the consideration transferred for FCB's net assets and the identifiable assets purchased and liabilities assumed at their estimated fair values as of January 1, 2019. These fair value measurement estimates are based on third-party and internal valuations and reflect measurement period adjustments to the amounts reported as of March 31, 2019, the most significant of which consists of a decrease in core deposit intangibles of $10.8 million, with offsetting increases in goodwill and net deferred tax assets (the income statement impact of such adjustments was immaterial).

(in thousands)
Consideration transferred:
Synovus common stock issued and reissued from treasury attributed to purchase price(1)		$1,582,133
Cash payments to FCB stockholders attributed to purchase price(2)		173
Fair value of exchanged employee and director equity awards and FCB warrants attributed to purchase price(1)		43,972
Total purchase price		$1,626,278

Statement of Net Assets Acquired at Fair Value (Preliminary):
Assets
Cash and cash equivalents	$201,689
Investment securities available for sale	2,301,001
Loans	9,289,208
Cash surrender value of bank-owned life insurance	216,848
Premises and equipment	44,875
Core deposit intangible	57,400
Other assets	268,804
Total Assets	$12,379,825

Liabilities
Deposits	$10,930,724
Federal funds purchased and securities sold under repurchase agreements	29,139
Long-term debt	153,236
Other liabilities	75,523
Total Liabilities	$11,188,622

Fair value of net identifiable assets acquired		1,191,203
Preliminary goodwill		$435,075

(1) Based on Synovus' closing stock price of $31.99 on December 31, 2018.
(2) $173 thousand of cash payment of $601 thousand attributed to purchase price with remaining allocated to compensation expense.

The following is a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed presented above.

Investment Securities Available for Sale: Fair values of securities were based on quoted market prices from multiple third-party pricing services as well as realized proceeds upon sale of certain corporate bonds.

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

Core Deposit Intangible (CDI): This intangible asset represents the value of the relationships with deposit customers. The fair value of the core deposit intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative costs of funds, and the interest costs associated with the customer deposits. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. The decrease in the CDI of $10.8 million during the quarter was based on further review of the alternative cost of funds assumptions at the Acquisition Date.

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

The following table presents consolidated financial information included in Synovus' unaudited consolidated statements of income from the Acquisition Date (January 1, 2019) through June 30, 2019 under the column "Actual from Acquisition Date." Synovus does not provide separate summary financial information of FCB from the Acquisition Date since it would be impracticable to do so as certain systems and processes were integrated during the six months ended June 30, 2019. The following table also presents unaudited pro forma information as if the acquisition occurred on January 1, 2018 under the "Pro Forma" column. The unaudited pro forma results include the estimated impact of amortizing and accreting certain estimated purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans and deposits. Merger-related expenses that occurred at the effective time of the merger or subsequent to the merger are not reflected in the unaudited pro forma amounts. Cost savings are also not reflected in the unaudited pro forma amounts for the six months ended June 30, 2018. The pro forma information does not necessarily reflect the results of operations that would have occurred had Synovus merged with FCB at the beginning of 2018.

(in thousands)	Actual from Acquisition Date (January 1, 2019) through June 30, 2019(1)	Pro Forma for Six Months Ended June 30, 2018
Net interest income	$794,438	$760,304
Non-interest income	169,185	155,610
Net income available to common shareholders	270,070	309,786

(1) Actual results for the six months ended June 30, 2019 include pre-tax merger-related expense of $57.1 million.
In connection with the FCB acquisition, Synovus incurred merger-related expense totaling $7.4 million and $57.1 million for the three and six months ended June 30, 2019, primarily related to employment compensation agreements, severance, professional services, and contract termination charges, including the payment of $21.8 million related to employment agreements of certain FCB executives. Merger-related expense for the three and six months ended June 30, 2019 is presented in the table below:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Employment compensation agreements, severance, and other employee benefit costs	$1,774	$34,762
Professional fees	1,791	16,991
All other expense(1)	3,836	5,387
Total merger-related expense	$7,401	$57,140

(1) Primarily relates to fees associated with lease exit accruals, asset impairments related to the integration, and contract termination charges.
Acquisition of Global One
On October 1, 2016, Synovus completed its acquisition of all of the outstanding stock of Global One. Under the terms of the merger agreement, the purchase price included additional annual payments ("Earnout Payments") to Global One's former shareholders over a three to five years period, with amounts based on a percentage of "Global One Earnings," as defined in the merger agreement. The Earnout Payments consist of shares of Synovus common stock as well as a smaller cash consideration component. During 2018, Synovus recorded an $11.7 million increase to the earnout liability driven by increased earnings projections of Global One and issued the second annual Earnout Payment of 199 thousand shares of Synovus common stock valued at $7.4 million and $1.2 million in cash. The total fair value of the earnout liability at June 30, 2019 was $14.4 million based on the estimated fair value of the remaining Earnout Payments.

Note 3 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at June 30, 2019 and December 31, 2018 are summarized below.

	June 30, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$19,689	$—	$—	$19,689
U.S. Government agency securities	64,070	1,617	—	65,687
Mortgage-backed securities issued by U.S. Government agencies	88,677	367	(767)	88,277
Mortgage-backed securities issued by U.S. Government sponsored enterprises	4,873,285	84,794	(9,408)	4,948,671
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	859,235	6,391	(3,093)	862,533
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	354,104	14,339	—	368,443
State and municipal securities	2,107	—	(7)	2,100
Asset-backed securities	501,713	4,044	(640)	505,117
Corporate debt securities	144,401	2,124	(30)	146,495
Total investment securities available for sale	$6,907,281	$113,676	$(13,945)	$7,007,012

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$123,436	$—	$(1,359)	$122,077
U.S. Government agency securities	38,021	361	—	38,382
Mortgage-backed securities issued by U.S. Government agencies	100,060	172	(3,027)	97,205
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,460,498	1,981	(63,829)	2,398,650
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,215,406	2,997	(29,885)	1,188,518
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	131,492	613	(2,240)	129,865
Corporate debt securities	17,000	150	(215)	16,935
Total investment securities available for sale	$4,085,913	$6,274	$(100,555)	$3,991,632

At June 30, 2019 and December 31, 2018, investment securities with a carrying value of $1.59 billion and $1.56 billion, respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.
Synovus has evaluated investment securities that are in an unrealized loss position as of June 30, 2019 and December 31, 2018 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in earnings. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses.
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

As of June 30, 2019, Synovus had 21 investment securities in a loss position for less than twelve months and 69 investment securities in a loss position for twelve months or longer.
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
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018 are presented below.

	June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	$626	$(4)	$61,656	$(763)	$62,282	$(767)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	10,523	(15)	1,213,574	(9,393)	1,224,097	(9,408)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	44,539	(21)	345,169	(3,072)	389,708	(3,093)
State and municipal securities	1,599	(7)	—	—	1,599	(7)
Asset-backed securities	124,312	(640)	—	—	124,312	(640)
Corporate debt securities	9,478	(30)	—	—	9,478	(30)
Total	$191,077	$(717)	$1,620,399	$(13,228)	$1,811,476	$(13,945)

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$39,031	$(118)	$63,570	$(1,241)	$102,601	$(1,359)
Mortgage-backed securities issued by U.S. Government agencies	2,059	(2)	79,736	(3,025)	81,795	(3,027)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	130,432	(700)	2,105,358	(63,129)	2,235,790	(63,829)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	964,732	(29,885)	964,732	(29,885)
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	58,998	(1,298)	44,220	(942)	103,218	(2,240)
Corporate debt securities	—	—	1,785	(215)	1,785	(215)
Total	$230,520	$(2,118)	$3,259,401	$(98,437)	$3,489,921	$(100,555)

The amortized cost and fair value by contractual maturity of investment securities available for sale at June 30, 2019 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at June 30, 2019
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$19,689	$—	$—	$—	$19,689
U.S. Government agency securities	791	2,100	61,179	—	64,070
Mortgage-backed securities issued by U.S. Government agencies	—	809	16,111	71,757	88,677
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	43,477	467,320	4,362,488	4,873,285
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	370	858,865	859,235
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	—	22,699	236,738	94,667	354,104
State and municipal securities	—	—	1,084	1,023	2,107
Asset-backed securities	—	4,496	324,224	172,993	501,713
Corporate debt securities	—	109,216	33,185	2,000	144,401
Total amortized cost	$20,480	$182,797	$1,140,211	$5,563,793	$6,907,281

Fair Value
U.S. Treasury securities	$19,689	$—	$—	$—	$19,689
U.S. Government agency securities	793	2,107	62,787	—	65,687
Mortgage-backed securities issued by U.S. Government agencies	—	810	16,022	71,445	88,277
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	43,479	469,441	4,435,751	4,948,671
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	377	862,156	862,533
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	—	23,158	246,337	98,948	368,443
State and municipal securities	—	—	1,078	1,022	2,100
Asset-backed securities	—	4,607	327,521	172,989	505,117
Corporate debt securities	—	110,354	34,124	2,017	146,495
Total fair value	$20,482	$184,515	$1,157,687	$5,644,328	$7,007,012

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the three and six months ended June 30, 2019 and 2018 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Proceeds from sales of investment securities available for sale	$104,434	$35,066	$1,292,673	$35,066
Gross realized gains on sales	—	—	9,129	—
Gross realized losses on sales	(1,845)	(1,296)	(10,900)	(1,296)
Investment securities losses, net	$(1,845)	$(1,296)	$(1,771)	$(1,296)

Note 4 - Loans and Allowance for Loan Losses
The following tables provide a summary of current, accruing past due, and non-accrual loans separately reported by originated (loans originated, renewed, refinanced, modified, or otherwise underwritten by Synovus) and acquired loans from business combinations by portfolio class as of June 30, 2019 and December 31, 2018. See "Part I - Item 1. Financial Statements and Supplementary Data - Note 1 - Basis of Presentation" in this Report for more information on Synovus' accounting for purchased loans.

Current, Accruing Past Due, and Non-accrual Originated Loans
	June 30, 2019
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Commercial, financial and agricultural	$7,712,371	$19,804	$462	$20,266	$68,573	$7,801,210
Owner-occupied	5,348,232	6,331	284	6,615	11,557	5,366,404
Total commercial and industrial	13,060,603	26,135	746	26,881	80,130	13,167,614
Investment properties	5,924,501	1,525	881	2,406	799	5,927,706
1-4 family properties	639,534	2,296	—	2,296	1,618	643,448
Land and development	359,921	1,874	158	2,032	2,735	364,688
Total commercial real estate	6,923,956	5,695	1,039	6,734	5,152	6,935,842
Consumer mortgages	3,175,355	4,494	550	5,044	13,628	3,194,027
Home equity lines	1,569,312	4,783	265	5,048	13,494	1,587,854
Credit cards	253,331	2,503	2,449	4,952	—	258,283
Other consumer loans	2,213,665	18,272	802	19,074	4,667	2,237,406
Total consumer	7,211,663	30,052	4,066	34,118	31,789	7,277,570
Total loans	$27,196,222	$61,882	$5,851	$67,733	$117,071	$27,381,026	(1)

Current, Accruing Past Due, and Non-accrual Acquired Loans
	June 30, 2019
(in thousands)	Current	Accruing 30-89 Days Past Due(2)	Accruing 90 Days or Greater Past Due(2)	Total Accruing Past Due(2)	Non-accrual(2)	ASC 310-30 Loans	Discount/Premium	Total
Commercial, financial and agricultural	$754,672	$317	$—	$317	$—	$1,177,713	$(16,166)	$1,916,536
Owner-occupied	69,569	—	—	—	—	1,098,670	(4,846)	1,163,393
Total commercial and industrial	824,241	317	—	317	—	2,276,383	(21,012)	3,079,929
Investment properties	991,090	—	—	—	—	2,105,867	(19,563)	3,077,394
1-4 family properties	49,695	—	—	—	174	55,192	(1,119)	103,942
Land and development	125,101	—	—	—	—	109,342	(3,174)	231,269
Total commercial real estate	1,165,886	—	—	—	174	2,270,401	(23,856)	3,412,605
Consumer mortgages	132,011	—	—	—	—	2,165,966	(84,242)	2,213,735
Home equity lines	65,112	155	—	155	55	5,088	(7,519)	62,891
Other consumer loans	308	—	—	—	—	12,902	(1,279)	11,931
Total consumer	197,431	155	—	155	55	2,183,956	(93,040)	2,288,557
Total loans	$2,187,558	$472	$—	$472	$229	$6,730,740	$(137,908)	$8,781,091	(3)

Current, Accruing Past Due, and Non-accrual Loans
	December 31, 2018
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Commercial, financial and agricultural	$7,372,301	$7,988	$114	$8,102	$69,295	$7,449,698
Owner-occupied	5,317,023	5,433	81	5,514	8,971	5,331,508
Total commercial and industrial	12,689,324	13,421	195	13,616	78,266	12,781,206
Investment properties	5,557,224	1,312	34	1,346	2,381	5,560,951
1-4 family properties	674,648	2,745	96	2,841	2,381	679,870
Land and development	319,978	739	—	739	2,953	323,670
Total commercial real estate	6,551,850	4,796	130	4,926	7,715	6,564,491
Consumer mortgages	2,922,136	7,150	—	7,150	4,949	2,934,235
Home equity lines	1,496,562	7,092	28	7,120	12,114	1,515,796
Credit cards	252,832	3,066	2,347	5,413	—	258,245
Other consumer loans	1,894,352	17,604	1,098	18,702	3,689	1,916,743
Total consumer	6,565,882	34,912	3,473	38,385	20,752	6,625,019
Total loans	$25,807,056	$53,129	$3,798	$56,927	$106,733	$25,970,716	(4)

(1)	Total before net deferred fees and costs of $23.6 million.

(2)	For purposes of this table, non-performing and past due loans exclude acquired loans accounted for under ASC 310-30.

(3)	Represents $9.29 billion (at fair value) of loans acquired from FCB, net of paydowns and payoffs since acquisition date.

(4)	Total before net deferred fees and costs of $24.1 million.

Loans with carrying values of $12.16 billion and $8.40 billion were pledged as collateral for borrowings and capacity at June 30, 2019 and December 31, 2018, respectively, to the FHLB and Federal Reserve Bank.
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

Originated Loan Portfolio Credit Exposure by Risk Grade
	June 30, 2019
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss(3)		Total
Commercial, financial and agricultural	$7,534,124	$117,878	$144,660	$4,548	$—		$7,801,210
Owner-occupied	5,268,926	17,844	79,561	73	—		5,366,404
Total commercial and industrial	12,803,050	135,722	224,221	4,621	—		13,167,614
Investment properties	5,860,735	22,206	44,765	—	—		5,927,706
1-4 family properties	631,648	3,610	8,190	—	—		643,448
Land and development	342,427	9,880	12,381	—	—		364,688
Total commercial real estate	6,834,810	35,696	65,336	—	—		6,935,842
Consumer mortgages	3,179,300	—	13,708	943	76		3,194,027
Home equity lines	1,572,002	—	14,362	21	1,469		1,587,854
Credit cards	255,836	—	934	—	1,513	(4)	258,283
Other consumer loans	2,232,459	—	4,947	—	—		2,237,406
Total consumer	7,239,597	—	33,951	964	3,058		7,277,570
Total loans	$26,877,457	$171,418	$323,508	$5,585	$3,058		$27,381,026	(5)

Acquired Loan Portfolio Credit Exposure by Risk Grade
	June 30, 2019
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful	Loss		Total
Commercial, financial and agricultural	$1,881,798	$19,981	$14,757	$—	$—		$1,916,536
Owner-occupied	1,153,900	5,686	3,807	—	—		1,163,393
Total commercial and industrial	3,035,698	25,667	18,564	—	—		3,079,929
Investment properties	3,035,213	6,439	35,742	—	—		3,077,394
1-4 family properties	101,480	—	2,462	—	—		103,942
Land and development	231,141	128	—	—	—		231,269
Total commercial real estate	3,367,834	6,567	38,204	—	—		3,412,605
Consumer mortgages	2,213,735	—	—	—	—		2,213,735
Home equity lines	62,746	—	145	—	—		62,891
Other consumer loans	11,931	—	—	—	—		11,931
Total consumer	2,288,412	—	145	—	—		2,288,557
Total loans	$8,691,944	$32,234	$56,913	$—	$—		$8,781,091	(6)

Loan Portfolio Credit Exposure by Risk Grade
	December 31, 2018
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss(3)		Total
Commercial, financial and agricultural	$7,190,517	$118,188	$140,218	$775	$—		$7,449,698
Owner-occupied	5,212,473	55,038	63,572	425	—		5,331,508
Total commercial and industrial	12,402,990	173,226	203,790	1,200	—		12,781,206
Investment properties	5,497,344	40,516	23,091	—	—		5,560,951
1-4 family properties	663,692	6,424	9,754	—	—		679,870
Land and development	297,855	12,786	13,029	—	—		323,670
Total commercial real estate	6,458,891	59,726	45,874	—	—		6,564,491
Consumer mortgages	2,926,712	—	7,425	98	—		2,934,235
Home equity lines	1,501,316	—	13,130	174	1,176		1,515,796
Credit cards	255,904	—	858	—	1,483	(4)	258,245
Other consumer loans	1,912,902	—	3,841	—	—		1,916,743
Total consumer	6,596,834	—	25,254	272	2,659		6,625,019
Total loans	$25,458,715	$232,952	$274,918	$1,472	$2,659		$25,970,716	(7)

(1)	Includes $265.0 million and $172.3 million of Substandard accruing loans at June 30, 2019 and December 31, 2018, respectively.

(2)	The loans within this risk grade are on non-accrual status and generally have an allowance for loan losses equal to 50% of the loan amount.

(3)	The loans within this risk grade are on non-accrual status and have an allowance for loan losses equal to the full loan amount.

(4)
Represent amounts that were 120 days past due. These credits are downgraded to the Loss category with an allowance for loan losses equal to the full loan amount and are generally charged off upon reaching 181 days past due in accordance with the FFIEC Retail Credit Classification Policy.

(5)	Total before net deferred fees and costs of $23.6 million.

(6)	Represents $9.29 billion (at fair value) of loans acquired from FCB, net of paydowns and payoffs since acquisition date.

(7)	Total before net deferred fees and costs of $24.1 million.

Acquired loans
As discussed in "Part I - Item 1. Financial Statements and Supplementary Data - Note 2 - Acquisitions", on January 1, 2019, Synovus acquired loans from FCB with fair values of $9.29 billion net of total discount of $168.0 million.
At the Acquisition Date, the contractual required payments receivable on the purchased loans accounted for under ASC 310-20 totaled $2.45 billion, with a corresponding fair value of $2.15 billion. The estimated cash flows not expected to be collected at the Acquisition Date were $39.5 million.
Information about the acquired FCB loan portfolio accounted for under ASC 310-30 as of the Acquisition Date is in the following table.

(in thousands)	ASC 310-30 Loans
Contractually required principal and interest at acquisition	$8,377,942
Non-accretable difference (expected losses and foregone interest)	(163,147)
Cash flows expected to be collected at acquisition	8,214,795
Accretable yield	(1,066,689)
Basis in ASC 310-30 loans at acquisition	$7,148,106

The following table is a summary of changes in the accretable difference for all loans accounted for under ASC 310-30 for the six months ended June 30, 2019.

(in thousands)	Six Months Ended June 30, 2019
Beginning balance	$—
Additions	1,066,689
Transfers from non-accretable difference to accretable yield(1)	13,516
Accretion	(182,944)
Changes in expected cash flows not affecting non-accretable differences(2)	24,929
Ending balance	$922,190

(1) Represents improvement in the credit component of expected cash flows.
(2) Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, changes in interest rates and changes in prepayment assumptions.

The following tables detail the changes in the allowance for loan losses by loan segment for the three and six months ended June 30, 2019 and 2018.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Three Months Ended June 30, 2019
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$135,639	$69,009	$52,388	$257,036
Charge-offs	(11,095)	(861)	(4,909)	(16,865)
Recoveries	1,821	1,954	1,311	5,086
Provision for (reversal of) loan losses	11,639	(6,639)	7,119	12,119
Ending balance(1)	$138,004	$63,463	$55,909	$257,376
Ending balance: individually evaluated for impairment	$16,126	$1,229	$811	$18,166
Ending balance: collectively evaluated for impairment	$121,878	$62,234	$55,098	$239,210
Loans:
Ending balance: total loans(2)	$16,247,543	$10,348,447	$9,566,127	$36,162,117
Ending balance: individually evaluated for impairment	$135,548	$28,231	$31,713	$195,492
Ending balance: collectively evaluated for impairment(3)	$13,857,183	$8,070,437	$7,433,959	$29,361,579
Ending balance: acquired loans accounted for under ASC 310-30(4)	$2,254,812	$2,249,779	$2,100,455	$6,605,046

	As Of and For The Three Months Ended June 30, 2018
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$134,745	$73,991	$49,028	$257,764
Charge-offs	(15,770)	(523)	(5,211)	(21,504)
Recoveries	1,635	480	1,560	3,675
Provision for loan losses	9,725	1,257	808	11,790
Ending balance	$130,335	$75,205	$46,185	$251,725
Ending balance: individually evaluated for impairment	$9,474	$4,687	$771	$14,932
Ending balance: collectively evaluated for impairment	$120,861	$70,518	$45,414	$236,793
Loans:
Ending balance: total loans(5)(6)	$12,275,472	$6,644,171	$6,237,130	$25,156,773
Ending balance: individually evaluated for impairment	$107,544	$53,805	$27,676	$189,025
Ending balance: collectively evaluated for impairment	$12,167,928	$6,590,366	$6,209,454	$24,967,748

(1) As of and for the three months ended June 30, 2019, there was no allowance for loan losses for acquired loans accounted for under ASC 310-30.

(2)	Total before net deferred fees and costs of $23.6 million.

(3)	These loans are presented net of the remaining fair value discount of $12.2 million at June 30, 2019.

(4)	These loans are presented net of the remaining fair value discount of $125.7 million at June 30, 2019.

(5)	Total before net deferred fees and costs of $22.7 million.

(6)	As of and for the three months ended June 30, 2018, there were no purchased credit-impaired loans and no allowance for loan losses for purchased credit-impaired loans.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For The Six Months Ended June 30, 2019
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$133,123	$68,796	$48,636	$250,555
Charge-offs	(24,133)	(2,093)	(11,337)	(37,563)
Recoveries	3,810	2,298	2,588	8,696
Provision for (reversal of) loan losses	25,204	(5,538)	16,022	35,688
Ending balance(1)	$138,004	$63,463	$55,909	$257,376
Ending balance: individually evaluated for impairment	$16,126	$1,229	$811	$18,166
Ending balance: collectively evaluated for impairment	$121,878	$62,234	$55,098	$239,210
Loans:
Ending balance: total loans(2)	$16,247,543	$10,348,447	$9,566,127	$36,162,117
Ending balance: individually evaluated for impairment	$135,548	$28,231	$31,713	$195,492
Ending balance: collectively evaluated for impairment(3)	$13,857,183	$8,070,437	$7,433,959	$29,361,579
Ending balance: acquired loans accounted for under ASC 310-30(4)	$2,254,812	$2,249,779	$2,100,455	$6,605,046

	As Of and For The Six Months Ended June 30, 2018
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$126,803	$74,998	$47,467	$249,268
Charge-offs	(23,786)	(2,446)	(9,894)	(36,126)
Recoveries	3,995	6,964	3,058	14,017
Provision for (reversal of) loan losses	23,323	(4,311)	5,554	24,566
Ending balance	$130,335	$75,205	$46,185	$251,725
Ending balance: individually evaluated for impairment	$9,474	$4,687	$771	$14,932
Ending balance: collectively evaluated for impairment	$120,861	$70,518	$45,414	$236,793
Loans:
Ending balance: total loans(5)(6)	$12,275,472	$6,644,171	$6,237,130	$25,156,773
Ending balance: individually evaluated for impairment	$107,544	$53,805	$27,676	$189,025
Ending balance: collectively evaluated for impairment	$12,167,928	$6,590,366	$6,209,454	$24,967,748

(1)	As of and for the six months ended June 30, 2019, there was no allowance for loan losses for acquired loans accounted for under ASC 310-30.

(2)	Total before net deferred fees and costs of $23.6 million.

(3)	These loans are presented net of the remaining fair value discount of $12.2 million at June 30, 2019.

(4)	These loans are presented net of the remaining fair value discount of $125.7 million at June 30, 2019.

(5)	Total before net deferred fees and costs of $22.7 million.

(6)	As of and for the six months ended June 30, 2018 , there were no purchased credit-impaired loans and no allowance for loan losses for purchased credit-impaired loans.

Below is a detailed summary of impaired loans (including TDRs) by class as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018. At June 30, 2019 and December 31, 2018, impaired loans of $69.1 million and $51.3 million, respectively, were on non-accrual status.

Impaired Loans (including accruing TDRs)
	June 30, 2019				December 31, 2018
		Recorded Investment				Recorded Investment
(in thousands)	Unpaid Principal Balance	Without an ALL	With an ALL	Related Allowance	Unpaid Principal Balance	Without an ALL	With an ALL	Related Allowance
Commercial, financial and agricultural	$94,581	$24,420	$59,760	$13,248	$65,150	$22,298	$34,222	$7,133
Owner-occupied	53,576	116	51,252	2,878	49,588	—	48,902	3,074
Total commercial and industrial	148,157	24,536	111,012	16,126	114,738	22,298	83,124	10,207
Investment properties	12,493	—	12,494	585	13,916	—	13,916	1,523
1-4 family properties	5,369	—	5,369	181	5,586	—	5,586	131
Land and development	11,636	1,055	9,313	463	16,283	265	13,431	944
Total commercial real estate	29,498	1,055	27,176	1,229	35,785	265	32,933	2,598
Consumer mortgages	19,988	883	18,814	268	19,506	—	19,506	343
Home equity lines	5,666	—	5,604	335	3,264	—	3,235	224
Other consumer loans	6,412	—	6,412	208	5,565	—	5,565	177
Total consumer	32,066	883	30,830	811	28,335	—	28,306	744
Total loans	$209,721	$26,474	$169,018	$18,166	$178,858	$22,563	$144,363	$13,549

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial, financial and agricultural	$86,393	$384	$71,505	$452
Owner-occupied	51,549	614	38,432	444
Total commercial and industrial	137,942	998	109,937	896
Investment properties	12,929	157	24,439	220
1-4 family properties	5,096	134	11,217	226
Land and development	11,061	34	18,428	74
Total commercial real estate	29,086	325	54,084	520
Consumer mortgages	19,565	217	3,986	200
Home equity lines	4,849	37	21,239	56
Other consumer loans	5,940	81	4,985	71
Total consumer	30,354	335	30,210	327
Total loans	$197,382	$1,658	$194,231	$1,743

(1)	Of the interest income recognized during the three months ended June 30, 2019 and 2018, cash-basis interest income was $290 thousand and $394 thousand, respectively.

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial, financial and agricultural	$81,373	$938	$73,693	$851
Owner-occupied	50,794	1,140	38,073	814
Total commercial and industrial	132,167	2,078	111,766	1,665
Investment properties	12,984	298	23,604	418
1-4 family properties	5,302	265	11,466	442
Land and development	11,062	69	18,299	150
Total commercial real estate	29,348	632	53,369	1,010
Consumer mortgages	19,801	429	5,245	395
Home equity lines	4,076	73	20,613	102
Other consumer loans	5,701	159	5,188	143
Total consumer	29,578	661	31,046	640
Total loans	$191,093	$3,371	$196,181	$3,315

(1)	Of the interest income recognized during the six months ended June 30, 2019 and 2018, cash-basis interest income was $690 thousand and $535 thousand, respectively.
Information about Synovus' TDRs is presented in the following tables. Modifications of loans that are accounted for within a pool under ASC Topic 310-30 are excluded as TDRs. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all such acquired loans that would otherwise meet the criteria for classification as a TDR are excluded from the tables below. The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the three and six months ended June 30, 2019 and 2018 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Three Months Ended June 30, 2019
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	21	$1,343	$1,589	$2,932
Owner-occupied	4	1,082	—	1,082
Total commercial and industrial	25	2,425	1,589	4,014
Investment properties	1	180	—	180
1-4 family properties	4	514	—	514
Land and development	2	169	—	169
Total commercial real estate	7	863	—	863
Consumer mortgages	1	109	—	109
Home equity lines	24	2,321	—	2,321
Other consumer loans	34	586	1,332	1,918
Total consumer	59	3,016	1,332	4,348
Total TDRs	91	$6,304	$2,921	$9,225	(2)

	Three Months Ended June 30, 2018
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	5	$—	$576	$576
Owner-occupied	4	2,094	592	2,686
Total commercial and industrial	9	2,094	1,168	3,262
Investment properties	2	6,011	256	6,267
1-4 family properties	1	—	492	492
Land and development	3	—	1,786	1,786
Total commercial real estate	6	6,011	2,534	8,545
Consumer mortgages	7	2,963	87	3,050
Home equity lines	3	172	148	320
Other consumer loans	17	388	313	701
Total consumer	27	3,523	548	4,071
Total TDRs	42	$11,628	$4,250	$15,878	(3)

(1) Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for each of the three months ended June 30, 2019 and 2018.
(2) No net charge-offs were recorded during the three months ended June 30, 2019 upon restructuring of these loans.
(3) No net charge-offs were recorded during the three months ended June 30, 2018 upon restructuring of these loans.

TDRs by Concession Type	Six Months Ended June 30, 2019
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	34	$3,126	$2,488	$5,614
Owner-occupied	6	2,031	—	2,031
Total commercial and industrial	40	5,157	2,488	7,645
Investment properties	2	663	—	663
1-4 family properties	10	1,307	—	1,307
Land and development	2	169	—	169
Total commercial real estate	14	2,139	—	2,139
Consumer mortgages	5	237	1,214	1,451
Home equity lines	25	2,321	105	2,426
Other consumer loans	52	694	2,377	3,071
Total consumer	82	3,252	3,696	6,948
Total TDRs	136	$10,548	$6,184	$16,732	(2)

	Six Months Ended June 30, 2018
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	14	$—	$1,565	$1,565
Owner-occupied	6	4,799	684	5,483
Total commercial and industrial	20	4,799	2,249	7,048
Investment properties	3	6,011	2,215	8,226
1-4 family properties	7	965	492	1,457
Land and development	3	—	1,786	1,786
Total commercial real estate	13	6,976	4,493	11,469
Consumer mortgages	14	4,695	87	4,782
Home equity lines	3	172	148	320
Other consumer loans	31	925	821	1,746
Total consumer	48	5,792	1,056	6,848
Total TDRs	81	$17,567	$7,798	$25,365	(3)

(1) Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for each of the six months ended June 30, 2019 and 2018.
(2) No net charge-offs were recorded during the six months ended June 30, 2019 upon restructuring of these loans.
(3) No net charge-offs were recorded during the six months ended June 30, 2018 upon restructuring of these loans.
For both the three and six months ended June 30, 2019 there was one default with a recorded investment of $5 thousand on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments) compared to eight defaults with a recorded investment of $10.5 million for both the three and six months ended June 30, 2018.
If, at the time a loan was designated as a TDR, the loan was not already impaired, the measurement of impairment that resulted from the TDR designation closely approximates the reserve derived through specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the allowance for loan losses resulting from such TDR designation is not significant. At June 30, 2019, the allowance for loan losses allocated to accruing TDRs totaling $126.4 million was $5.7 million compared to accruing TDRs of $115.6 million with an allocated allowance for loan losses of $6.1 million at December 31, 2018. Non-accrual, non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation. As of June 30, 2019 and December 31, 2018, there were no commitments to lend a material amount of additional funds to any customer whose loan was classified as a TDR.

Note 5 - Goodwill and Other Intangible Assets
Changes to the carrying amount of goodwill by reporting unit for the six months ended June 30, 2019 are provided in the following table. There were no changes to the carrying amount of goodwill during the year ended December 31, 2018.

(in thousands)	Synovus Bank Reporting Unit	Trust Services Reporting Unit	Total
Balance as of December 31, 2018	$32,884	$24,431	$57,315
Goodwill acquired during the year (preliminary allocation) and adjustments	435,075	—	435,075
Balance as of June 30, 2019	$467,959	$24,431	$492,390

Effective January 1, 2019, Synovus acquired FCB. In connection with the acquisition, Synovus recorded $435.1 million of goodwill based on Acquisition Date preliminary fair value estimates of the assets acquired and liabilities assumed in the business combination, including measurement period adjustments recorded during the three months ended June 30, 2019, the most significant of which consisted of a decrease in core deposit intangible assets of $10.8 million, with offsetting increases in goodwill and net deferred tax assets. Additionally, Synovus recorded a $57.4 million core deposit intangible asset on the Acquisition Date, including the aforementioned measurement period adjustment recorded during the three months ended June 30, 2019. See "Part I - Item 1. Financial Statements and Supplementary Data - Note 2 - Acquisitions" in this Report for additional information on the FCB acquisition.
As of June 30, 2019, Synovus completed its annual goodwill impairment evaluation applying ASC 350-20-35-3A, Goodwill Subsequent Measurement - Qualitative Assessment Approach based on the preliminary allocation of goodwill to the reporting units shown above and concluded that goodwill was not impaired.
The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of June 30, 2019 and December 31, 2018, which primarily consist of core deposit intangible assets acquired in the FCB acquisition. Core deposit intangible assets were $52.2 million at June 30, 2019. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. Amortization expense recognized on intangible assets for the three and six months ended June 30, 2019, was $2.4 million and $5.8 million, respectively. Amortization expense recognized on intangible assets for the three and six months ended June 30, 2018 was $292 thousand and $583 thousand, respectively.

(in thousands)	June 30, 2019	December 31, 2018
Other intangible assets, gross carrying amount	$70,328	$12,928
Other intangible assets, accumulated amortization	(8,855)	(3,053)
Other intangible assets, net carrying amount	$61,473	$9,875

Note 6 - Shareholders' Equity and Other Comprehensive Income (Loss)

Stock issued for acquisition of FCB
On January 1, 2019, as part of the FCB acquisition, Synovus issued 22.0 million shares of common stock and reissued 27.4 million shares of treasury stock and incurred $417 thousand in costs related to the issuance. FCB stockholders received 1.055 shares of Synovus common stock for each outstanding share of FCB common stock. Also, under the terms of the Merger Agreement, outstanding stock options, non-vested restricted share units, and warrants were converted into options, restricted share units, and warrants, respectively, to purchase and receive Synovus common stock. The total value of the acquisition consideration transferred by Synovus was $1.63 billion. See "Part I - Item 1. Financial Statements and Supplementary Data - Note 2 - Acquisitions" in this Report for more information on the FCB acquisition.
Repurchases of Common Stock
On June 17, 2019, Synovus announced that the Board of Directors increased its prior $400 million share repurchase authorization to $725 million for the year 2019. As of June 30, 2019, Synovus had repurchased under this program a total of $345.0 million, or 9.2 million shares of its common stock, at an average price of $37.43 per share.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)

The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component

Table of Contents

for the three and six months ended June 30, 2019 and 2018.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized losses on cash flow hedges(1)	Net unrealized gains (losses) on investment securities available for sale(1)	Post-retirement unfunded health benefit	Total
Balance, April 1, 2019	$(12,137)	$(7,071)	$866	$(18,342)
Other comprehensive income (loss) before reclassifications	—	66,290	—	66,290
Amounts reclassified from AOCI	—	1,367	(26)	1,341
Net current period other comprehensive income (loss)	—	67,657	(26)	67,631
Balance, June 30, 2019	$(12,137)	$60,586	$840	$49,289

Balance, April 1, 2018	$(12,137)	$(96,647)	$1,007	$(107,777)
Other comprehensive income (loss) before reclassifications	—	(18,878)	—	(18,878)
Amounts reclassified from AOCI	—	960	(25)	935
Net current period other comprehensive income (loss)	—	(17,918)	(25)	(17,943)
Balance, June 30, 2018	$(12,137)	$(114,565)	$982	$(125,720)

Balance, January 1, 2019	$(12,137)	$(83,179)	$896	$(94,420)
Other comprehensive income (loss) before reclassifications	—	142,453	—	142,453
Amounts reclassified from AOCI	—	1,312	(56)	1,256
Net current period other comprehensive income (loss)	—	143,765	(56)	143,709
Balance, June 30, 2019	$(12,137)	$60,586	$840	$49,289

Balance, December 31, 2017	$(12,137)	$(43,470)	$853	$(54,754)
Reclassification from adoption of ASU 2018-02	—	(7,763)	175	(7,588)
Cumulative-effect adjustment from adoption of ASU 2016-01	—	117	—	117
Other comprehensive income (loss) before reclassifications	—	(64,409)	—	(64,409)
Amounts reclassified from AOCI	—	960	(46)	914
Net current period other comprehensive income (loss)	—	(63,449)	(46)	(63,495)
Balance, June 30, 2018	$(12,137)	$(114,565)	$982	$(125,720)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present all financial instruments measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

	June 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
U.S. Government agency securities	$—	$31	$—	$31
Mortgage-backed securities issued by U.S. Government agencies	—	3,504	—	3,504
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	999	—	999
Other mortgage-backed securities	—	1,464	—	1,464
State and municipal securities	—	382	—	382
Corporate debt securities	—	77	—	77
Total trading securities	$—	$6,457	$—	$6,457
Investment securities available for sale:
U.S. Treasury securities	$19,689	$—	$—	$19,689
U.S. Government agency securities	—	65,687	—	65,687
Mortgage-backed securities issued by U.S. Government agencies	—	88,277	—	88,277
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	4,948,671	—	4,948,671
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	862,533	—	862,533
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	—	368,443	—	368,443
State and municipal securities	—	2,100	—	2,100
Asset-backed securities	—	505,117	—	505,117
Corporate debt securities	—	144,478	2,017	146,495
Total investment securities available for sale	$19,689	$6,985,306	$2,017	$7,007,012
Mortgage loans held for sale	—	81,855	—	81,855
Private equity investments	—	—	13,341	13,341
Mutual funds	16,390	—	—	16,390
Mutual funds held in rabbi trusts	14,816	—	—	14,816
GGL/SBA loans servicing asset	—	—	3,326	3,326
Derivative assets:
Interest rate contracts	$—	$134,504	$—	$134,504
Mortgage derivatives(1)	—	1,892	—	1,892
Total derivative assets	$—	$136,396	$—	$136,396
Liabilities
Earnout liability(2)	—	—	14,353	14,353
Derivative liabilities:
Interest rate contracts	$—	$32,193	$—	$32,193
Mortgage derivatives(1)	—	1,049	—	1,049
Visa derivative	—	—	1,049	1,049
Total derivative liabilities	$—	$33,242	$1,049	$34,291

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
U.S. Government agency securities	$—	$44	$—	$44
State and municipal securities	—	1,064	—	1,064
Other investments	1,128	894	—	2,022
Total trading securities	$1,128	$2,002	$—	$3,130
Investment securities available for sale:
U.S. Treasury securities	$122,077	$—	$—	$122,077
U.S. Government agency securities	—	38,382	—	38,382
Mortgage-backed securities issued by U.S. Government agencies	—	97,205	—	97,205
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,398,650	—	2,398,650
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	1,188,518	—	1,188,518
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	—	129,865	—	129,865
Corporate debt securities	—	15,150	1,785	16,935
Total investment securities available for sale	$122,077	$3,867,770	$1,785	$3,991,632
Mortgage loans held for sale	—	37,129	—	37,129
Private equity investments	—	—	11,028	11,028
Mutual funds	3,168	—	—	3,168
Mutual funds held in rabbi trusts	12,844	—	—	12,844
GGL/SBA loans servicing asset	—	—	3,729	3,729
Derivative assets:
Interest rate contracts	$—	$18,388	$—	$18,388
Mortgage derivatives(1)	—	944	—	944
Total derivative assets	$—	$19,332	$—	$19,332
Liabilities
Earnout liability(2)	—	—	14,353	14,353
Derivative liabilities:
Interest rate contracts	$—	$15,716	$—	$15,716
Mortgage derivatives(1)	—	819	—	819
Visa derivative	—	—	1,673	1,673
Total derivative liabilities	$—	$16,535	$1,673	$18,208

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

Mortgage Loans Held for Sale
(in thousands)	As of June 30, 2019	As of December 31, 2018
Fair value	$81,855	$37,129
Unpaid principal balance	79,873	35,848
Fair value less aggregate unpaid principal balance	$1,982	$1,281

Changes in Fair Value Included in Net Income
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Mortgage loans held for sale	$345	$40	$701	$155

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

During the three and six months ended June 30, 2019 and 2018, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. For the three and six months ended June 30, 2019, total net gains/(losses) included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at June 30, 2019 were a $1.5 million gain and a $2.3 million gain, respectively. For the three and six months ended June 30, 2018, total net gains/(losses) included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at June 30, 2018 were a $2.4 million loss and a $5.4 million loss, respectively.

	Three Months Ended June 30, 2019
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, April 1, 2019	$1,981	$11,886	$3,447	$(14,353)	$(1,366)
Total gains (losses) realized/unrealized:
Included in earnings	—	1,455	(305)	—	—
Unrealized gains (losses) included in OCI	36	—	—	—	—
Additions	—	—	184	—	—
Settlements	—	—	—	—	317
Ending balance, June 30, 2019	$2,017	$13,341	$3,326	$(14,353)	$(1,049)
Total net gains for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at June 30, 2019	$—	$1,455	$—	$—	$—

	Three Months Ended June 30, 2018
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, April 1, 2018	$1,852	$12,715	$3,971	$(11,348)	$(3,974)
Total (losses) gains realized/unrealized:
Included in earnings	—	(37)	(312)	—	(2,328)
Unrealized gains (losses) included in OCI	5	—	—	—	—
Additions	—	—	527	—	—
Settlements	—	—	—	—	359
Ending balance, June 30, 2018	$1,857	$12,678	$4,186	$(11,348)	$(5,943)
Total net losses for the period included in earnings attributable to the change in unrealized losses relating to assets/liabilities still held at June 30, 2018	$—	$(37)	$—	$—	$(2,328)

	Six Months Ended June 30, 2019
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, January 1, 2019	$1,785	$11,028	$3,729	$(14,353)	$(1,673)
Total gains (losses) realized/unrealized:
Included in earnings	—	2,313	(793)	—	—
Unrealized gains (losses) included in OCI	232	—	—	—	—
Additions	—	—	390	—	—
Settlements	—	—	—	—	624
Ending balance, June 30, 2019	$2,017	$13,341	$3,326	$(14,353)	$(1,049)
Total net losses for the period included in earnings attributable to the change in unrealized losses relating to assets/liabilities still held at June 30, 2019	$—	$2,313	$—	$—	$—

	Six Months Ended June 30, 2018
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, January 1, 2018	$1,935	$15,771	$4,101	$(11,348)	$(4,330)
Total (losses) gains realized/unrealized:
Included in earnings	—	(3,093)	(734)	—	(2,328)
Unrealized gains (losses) included in OCI	(78)	—	—	—	—
Additions	—	—	819	—	—
Sales and settlements	—	—	—	—	715
Ending balance, June 30, 2018	$1,857	$12,678	$4,186	$(11,348)	$(5,943)
Total net losses for the period included in earnings attributable to the change in unrealized losses relating to assets/liabilities still held at June 30, 2018	$—	$(3,093)	$—	$—	$(2,328)

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

	June 30, 2019				December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Impaired loans(1)	$—	$—	$1,540	$1,540	$—	$—	$21,742	$21,742
Other loans held for sale	—	—	—	—	—	—	1,494	1,494
Other real estate	—	—	2,332	2,332	—	—	3,827	3,827
Other assets held for sale	—	—	350	350	—	—	1,104	1,104

(1) Collateral-dependent impaired loans that were written down to fair value during the period.
    Other real estate (ORE) properties are included in other assets on the consolidated balance sheets. The carrying value of ORE at June 30, 2019 and December 31, 2018 was $14.8 million and $6.2 million, respectively.
The following table presents fair value adjustments recognized in earnings for the three and six months ended June 30, 2019 and 2018 for assets measured at fair value on a non-recurring basis still held at period-end.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Impaired loans(1)	$—	$6,828	$2,625	$7,548
Other real estate	612	—	624	—
Other assets held for sale	—	499	91	499

(1) Collateral-dependent impaired loans that were written down to fair value during the period.

Fair Value of Financial Instruments
The following tables present the carrying and fair values of financial instruments at June 30, 2019 and December 31, 2018. The fair values represent management’s estimates based on various methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2018 Form 10-K for a description of how fair value measurements are determined.

	June 30, 2019
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,151,321	$1,151,321	$1,151,321	$—	$—
Trading securities	6,457	6,457	—	6,457	—
Investment securities available for sale	7,007,012	7,007,012	19,689	6,985,306	2,017
Mortgage loans held for sale	81,855	81,855	—	81,855	—
Other loans held for sale	4,861	4,861	—	—	4,861
Private equity investments	13,341	13,341	—	—	13,341
Mutual funds	16,390	16,390	16,390	—	—
Mutual funds held in rabbi trusts	14,816	14,816	14,816	—	—
Loans, net	35,881,185	35,674,964	—	—	35,674,964
GGL/SBA loans servicing asset	3,326	3,326	—	—	3,326
Derivative assets	136,396	136,396	—	136,396	—

Financial liabilities
Non-interest-bearing deposits	$9,205,066	$9,205,066	$—	$9,205,066	$—
Non-time interest-bearing deposits	18,264,053	18,264,053	—	18,264,053	—
Time deposits	10,497,603	10,542,659	—	10,542,659	—
Total deposits	$37,966,722	$38,011,778	$—	$38,011,778	$—
Federal funds purchased and securities sold under repurchase agreements	273,481	273,481	273,481	—	—
Other short-term borrowings	1,330,000	1,330,000	—	1,330,000	—
Long-term debt	2,306,072	2,334,573	—	2,334,573	—
Earnout liability	14,353	14,353	—	—	14,353
Derivative liabilities	34,291	34,291	—	33,242	1,049

	December 31, 2018
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,143,564	$1,143,564	$1,143,564	$—	$—
Trading securities	3,130	3,130	1,128	2,002	—
Investment securities available for sale	3,991,632	3,991,632	122,077	3,867,770	1,785
Mortgage loans held for sale	37,129	37,129	—	37,129	—
Other loans for sale	1,506	1,506	—	—	1,506
Private equity investments	11,028	11,028	—	—	11,028
Mutual funds	3,168	3,168	3,168	—	—
Mutual funds held in rabbi trusts	12,844	12,844	12,844	—	—
Loans, net	25,696,018	25,438,890	—	—	25,438,890
GGL/SBA loans servicing asset	3,729	3,729	—	—	3,729
Derivative assets	19,332	19,332	—	19,332	—

Financial liabilities
Non-interest-bearing deposits	$7,650,967	$7,650,967	$—	$7,650,967	$—
Non-time interest-bearing deposits	14,065,959	14,065,959	—	14,065,959	—
Time deposits	5,003,396	4,989,570	—	4,989,570	—
Total deposits	$26,720,322	$26,706,496	$—	$26,706,496	$—
Federal funds purchased and securities sold under repurchase agreements	237,692	237,692	237,692	—	—
Other short-term borrowings	650,000	650,000	—	650,000	—
Long-term debt	1,657,157	1,649,642	—	1,649,642	—
Earnout liability	14,353	14,353	—	—	14,353
Derivative liabilities	18,208	18,208	—	16,535	1,673

Note 8 - Derivative Instruments
Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk, exposures related to liquidity and credit risk, and to facilitate customer transactions. The primary types of derivative instruments utilized by Synovus consist of interest rate swaps, interest rate lock commitments made to prospective mortgage loan customers, and commitments to sell fixed-rate mortgage loans. Interest rate lock commitments represent derivative instruments since it is intended that such loans will be sold. Synovus may also utilize interest rate swaps to manage interest rate risks primarily arising from its core banking activities. As of June 30, 2019 and December 31, 2018, Synovus had no outstanding interest rate swap contracts utilized to manage interest rate risk related to core banking activities. Synovus is party to master netting arrangements with its dealer counterparties; however, Synovus does not offset assets and liabilities under these arrangements for financial statement presentation purposes.
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

Collateral Requirements
Pursuant to the Dodd-Frank Act, certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of June 30, 2019, collateral totaling $77.4 million was pledged to the derivative counterparties to comply with collateral requirements. For derivatives cleared through central clearing houses, the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the balance sheet and related disclosures. At June 30, 2019 and December 31, 2018, Synovus had a variation margin of $103.0 million and $3.1 million respectively, each reducing the derivative liability.
The following table reflects the notional amount and fair value of derivative instruments included on the consolidated balance sheets.

	June 30, 2019			December 31, 2018
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
Derivatives not designated as hedging instruments:
Interest rate contracts(3)	$5,799,682	$134,504	$32,193	$1,840,288	18,388	$15,716
Mortgage derivatives - interest rate lock commitments	119,590	1,892	—	52,420	944	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	127,519	—	1,049	65,500	—	819
Visa derivative	—	—	1,049	—	—	1,673
Total derivatives not designated as hedging instruments		$136,396	$34,291		$19,332	$18,208

(1) Derivative assets are recorded in other assets on the consolidated balance sheets.
(2) Derivative liabilities are recorded in other liabilities on the consolidated balance sheets.
(3) Includes interest rate contracts for customer swaps and offsetting positions, net of variation margin payments.
Synovus has entered into risk participation agreements with counterparties to transfer or assume credit exposures related to interest rate derivatives. The notional amounts of risk participation agreements sold were $102.2 million and $69.9 million at June 30, 2019 and December 31, 2018, respectively. Assuming all underlying third-party customers referenced in the swap contracts defaulted at June 30, 2019 and December 31, 2018, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments on the consolidated statements of income for the three and six months ended June 30, 2019 and 2018 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Location in Consolidated Statements of Income	2019	2018	2019	2018
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$221	$(16)	$91	$(9)
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	255	(369)	948	366
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	(243)	(311)	(229)	(119)
Total derivatives not designated as hedging instruments		$233	$(696)	$810	$238

(1)	Gain (loss) represents net fair value adjustments (including credit-related adjustments and interest settlements on variation margin payments) for customer swaps and offsetting positions.

Note 9 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Basic Net Income Per Common Share:
Net income available to common shareholders	$153,034	$108,622	$270,070	$209,229
Weighted average common shares outstanding	157,389	118,397	159,148	118,531
Net income per common share, basic	$0.97	$0.92	$1.70	$1.77
Diluted Net Income Per Common Share:
Net income available to common shareholders	$153,034	$108,622	$270,070	$209,229
Weighted average common shares outstanding	157,389	118,397	159,148	118,531
Effect of dilutive outstanding equity-based awards, warrants, and earnout payments	1,688	742	1,760	698
Weighted average diluted common shares	159,077	119,139	160,908	119,229
Net income per common share, diluted	$0.96	$0.91	$1.68	$1.75

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
As of June 30, 2019, there were 40 thousand potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding during 2019, and as of June 30, 2018, there were 2.2 million potentially dilutive shares related to the Warrant to purchase shares of common stock that were outstanding during 2018 but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.

Note 10 - Share-based Compensation
As a result of the FCB acquisition on January 1, 2019, Synovus assumed 3.2 million outstanding FCB stock option awards and 136 thousand outstanding FCB restricted stock unit awards. Pursuant to the Merger Agreement, each stock option and restricted share unit outstanding on the Acquisition Date was assumed and converted into a stock option or restricted stock unit award relating to shares of Synovus common stock, with the same terms and conditions as were applicable under such award prior to the acquisition. The converted options and restricted share units had a fair value of $41.5 million on the Acquisition Date, of which $4.2 million was allocated to compensation expense and the remaining to purchase price. The estimated fair value of the converted restricted share units was based on Synovus' closing stock price on December 31, 2018, and the estimated fair value of the converted stock options was determined using a Hull-White model in a binomial lattice option pricing framework. Additionally, under the terms of the Merger Agreement, certain outstanding FCB non-vested equity awards with a fair value of $7.5 million on the Acquisition Date, accelerated vesting and converted automatically into the right to receive merger consideration at the merger exchange ratio of 1.055, or an equivalent amount in cash, of which $3.9 million was allocated to merger-related compensation expense consisting of $3.5 million settled in equity and $400 thousand settled in cash with the remaining $3.5 million allocated to purchase price.
The following tables summarize the status of Synovus' stock options, restricted share units, market restricted share units, and performance share units as of June 30, 2019, and activity for the six months ended June 30, 2019.

	Stock Options
(in thousands, except per share amounts)	Quantity	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2019	640	$16.93
Assumed	3,230	23.22
Exercised	(461)	19.23
Outstanding at June 30, 2019	3,409	$22.58

	Restricted Share Units		Market Restricted Share Units		Performance Share Units
(in thousands, except per share amounts)	Quantity	Weighted-Average Grant Date Fair Value Per Share	Quantity	Weighted-Average Grant Date Fair Value Per Share	Quantity	Weighted-Average Grant Date Fair Value Per Share
Non-vested at January 1, 2019	526	$41.18	144	$41.91	248	$38.29
Granted	537	36.26	151	36.96	140	37.34
Assumed	136	31.99	—	—	—	—
Quantity change by TSR factor	—	—	(18)	38.06	—	—
Dividend equivalents granted	10	36.26	2	36.96	10	37.34
Vested	(292)	36.78	(55)	38.06	(93)	26.35
Forfeited	(82)	36.14	(19)	40.94	(31)	40.65
Non-vested at June 30, 2019	835	$38.49	205	$39.68	274	$41.56

Total share-based compensation expense recognized for the three and six months ended June 30, 2019 and 2018 is presented in the following table by its classification within total non-interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Salaries and other personnel expense	$5,405	$3,976	$11,713	$7,749
Merger-related expense	413	—	4,219	—
Other operating expenses	163	389	293	571
Total share-based compensation expense included in non-interest expense	$5,981	$4,365	$16,225	$8,320

Note 11 - Leases

Synovus’ leasing activities are primarily comprised of real estate leases used for retail branch locations and office space for core administrative and operating activities of Synovus’ banking and financial services business, and to a significantly lesser extent, certain equipment. The majority of these leases provide for fixed lease payments, including periodic escalators which are fixed at lease inception, however, a number of leases provide for variable lease payments where periodic increases in payment amounts are indexed to a consumer price index. Many leases include one or more options to renew which generally range from one to five years. Optional extension periods which are reasonably certain to be exercised in the future were included in the measurement of ROU assets and lease liabilities. Synovus’ leasing arrangements do not contain any material residual value guarantees, material restrictive covenants, or material end of lease purchase options.
The following table presents the lease balances within the consolidated balance sheet as of June 30, 2019. The difference between the asset and liability balance is primarily the result of lease liabilities that existed prior to the January 1, 2019 adoption of the new accounting guidance for leases.

Leases
(in thousands)	Classification	June 30, 2019
Assets
Operating	Other Assets	$373,675
Finance	Premises and Equipment, net(1)	3,233
Total leased assets		$376,908
Liabilities
Operating	Other Liabilities	381,345
Finance	Other Liabilities	3,050
Total lease liabilities		$384,395

(1) Finance lease assets are recorded net of accumulated amortization of $448 thousand as of June 30, 2019.

For the three and six months ended June 30, 2019, the components of lease expense were as follows:

Lease Cost
(in thousands)	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost, net(1)	Net occupancy and equipment expense	$8,137	$16,309
Finance lease cost
Amortization of leased assets	Net occupancy and equipment expense	224	448
Interest on lease liabilities	Net occupancy and equipment expense	19	39
Sublease income(2)	Net occupancy and equipment expense	(157)	(323)
Net lease cost		$8,223	$16,473

(1) Excludes variable and short-term lease costs, which are not material.
(2) Sublease income excludes rental income from owned properties of $639 thousand and $1.2 million, respectively, for the three and six months ended June 30, 2019, which is also included in net occupancy and equipment expenses.

The following table presents the weighted average remaining lease term and weighted average discount rates related to Synovus' leases as of June 30, 2019:

Lease Term and Discount Rate
	Weighted-average remaining lease term (years)	Weighted-average discount rate (percentage)
Operating leases	21.5	3.55%
Finance leases	4.2	2.44

Supplemental cash flow information related to the Company's leasing activities for the six months ended June 30, 2019 are as follows:

Other Information
(in thousands)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(14,893)
Operating cash flows from finance leases	(39)
Financing cash flows from finance leases	(357)

The following table presents the maturity of the Company’s lease liabilities as of June 30, 2019:

Maturity of Lease Liabilities
(in thousands)	Operating Leases	Finance Leases	Total
2019	$14,732	$494	$15,226
2020	29,437	871	30,308
2021	28,104	839	28,943
2022	27,369	465	27,834
2023	25,711	180	25,891
After 2023	434,340	343	434,683
Total lease payments	$559,693	$3,192	$562,885
Less: Imputed interest	178,348	142	178,490
Present value of lease liabilities	$381,345	$3,050	$384,395

As of June 30, 2019, minimum lease payments related to operating leases that had not yet commenced were $20.8 million.
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
Synovus invests in certain low income housing tax credit partnerships which are engaged in the development and operation of affordable multi-family housing utilizing the LIHTC pursuant to Section 42 of the Code. Synovus typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships and as such, is not considered the primary beneficiary of the partnership. Synovus typically provides financing during the construction and development of the properties and is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan but has no obligation to fund the operations or working capital of the partnerships and is not exposed to losses beyond Synovus’ investment. Synovus receives tax credits related to these investments which are subject to recapture by taxing authorities based on compliance features required to be met at the project level.

(in thousands)	June 30, 2019	December 31, 2018
Letters of credit*	$216,304	$157,675
Commitments to fund commercial and industrial loans	6,065,365	5,527,017
Commitments to fund commercial real estate, construction, and land development loans	3,020,509	2,034,223
Commitments under home equity lines of credit	1,419,312	1,258,657
Unused credit card lines	857,536	775,003
Other loan commitments	473,824	400,983
Total unfunded lending commitments and letters of credit	$12,052,850	$10,153,558

Investments in low income housing tax credit partnerships:
Carrying amount included in other assets	$79,541	$83,736
Amount of future funding commitments included in carrying amount	28,382	47,123
Short-term construction loans and letter of credit commitments	259	1,585
Funded portion of short-term loans and letters of credit	2,822	5,595

* Represent the contractual amount net of risk participations of approximately $34 million and $46 million at June 30, 2019 and December 31, 2018, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus sponsors various MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if the MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the three and six months ended June 30, 2019, the sponsored entities processed and settled $18.88 billion and $36.59 billion of transactions, respectively. For the three and six months ended June 30, 2018, the sponsored entities processed and settled $17.63 billion and $34.35 billion of transactions, respectively.
Synovus began covering and has continued to cover chargebacks related to a particular MPS during 2019 and 2018 where the MPS’s cash reserve account was unavailable to support the chargebacks. As of June 30, 2019, Synovus had advanced approximately $22.6 million to the MPS to cover these chargebacks. While Synovus has contractual protections against loss, repayment of such amounts will depend upon the continued financial viability and/or valuation of the MPS and the availability of any cash reserve accounts.
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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of June 30, 2019 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.

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

Note 13 - Subsequent Event

Issuance of Series E Preferred Stock
On July 1, 2019, Synovus completed a $350 million public offering of Series E Preferred Stock. The offering generated net proceeds of $341.5 million. Dividends on the shares are non-cumulative and, if declared, will accrue and be payable, in arrears, quarterly at a rate per annum equal to 5.875% for each dividend period from the original issue date to, but excluding, July 1, 2024. From and including July 1, 2024, the dividend rate will change and reset every five years on July 1 at a rate equal to the five-year U.S. Treasury Rate plus 4.127% per annum. The Series E Preferred Stock is redeemable at Synovus' option in whole or in part, from time to time, on July 1, 2024 or any subsequent reset date, or in whole but not in part, at any time within 90 days following a regulatory capital treatment event, in each case at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series E Preferred Stock has no preemptive or conversion rights. Except in limited circumstances, the Series E Preferred Stock does not have any voting rights.

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

(3)
that we may fail to realize all of the anticipated benefits of the Merger, or those benefits may take longer to realize than expected, and that we may encounter significant difficulties in integrating and managing FCB and its businesses;

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

(24)
risks related to regulatory approval to take certain actions, including any dividends on our common stock or preferred stock, any repurchases of common stock or any issuance or redemption of any other regulatory capital instruments, as well as any applications in respect of expansionary initiatives;

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
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 297 branches in Alabama, Florida, Georgia, South Carolina, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three and six months ended June 30, 2019 and financial condition as of June 30, 2019 and December 31, 2018. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2018 Form 10-K.
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

•	Additional Disclosures - Discusses additional important matters including critical accounting policies and non-GAAP financial measures used within this Report.
A reading of each section is important to understand fully our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, except per share data)	2019	2018	Change		2019	2018	Change
Net interest income	$397,262	$284,577	39.6%		$794,438	$558,861	42.2%
Provision for loan losses	12,119	11,790	2.8		35,688	24,566	45.3
Non-interest income	89,807	73,387	22.4		169,185	140,433	20.5
Adjusted non-interest income(1)	90,197	74,720	20.7		168,643	144,822	16.4
Total FTE revenues	487,880	358,084	36.2		965,064	699,530	38.0
Adjusted total revenues(1)	488,270	359,417	35.9		964,522	703,919	37.0
Non-interest expense	264,126	204,057	29.4		556,537	399,234	39.4
Adjusted non-interest expense(1)	256,707	203,026	26.4		499,360	401,144	24.5
Income before income taxes	210,824	142,117	48.3		371,398	275,494	34.8
Net income	156,184	111,181	40.5		276,370	214,348	28.9
Net income available to common shareholders	153,034	108,622	40.9		270,070	209,229	29.1
Net income per common share, basic	0.97	0.92	6.0		1.70	1.77	(3.9)
Net income per common share, diluted	0.96	0.91	5.5		1.68	1.75	(4.4)
Adjusted net income per common share, diluted(1)	1.00	0.92	8.4		1.98	1.78	11.6
Net interest margin(2)	3.69%	3.86%	(17	) bps	3.74%	3.82%	(8	) bps
Net charge-off ratio(2)	0.13	0.29	(16)		0.16	0.18	(2)
Return on average assets(2)	1.34	1.42	(8)		1.21	1.38	(17)
Adjusted return on average assets(1)(2)	1.39	1.43	(4)		1.42	1.39	3
Efficiency ratio-FTE	54.14	56.99	(285)		57.67	57.07	60
Adjusted tangible efficiency ratio(1)	52.08	56.41	(433)		51.17	56.90	(573)

(1) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2) Annualized

	June 30, 2019	March 31, 2019	Sequential Quarter Change		June 30, 2018	Year-Over-Year Change
(dollars in thousands)
Loans, net of deferred fees and costs	$36,138,561	$35,634,501	$504,060		$25,134,056	$11,004,505
Total average loans	35,777,127	35,320,014	457,113		24,946,307	10,830,820
Total deposits	37,966,722	38,075,190	(108,468)		26,442,688	11,524,034
Core deposits(1)	34,963,178	35,366,186	(403,008)		24,591,678	10,371,500
Core transaction deposits(1)	23,268,923	23,168,085	100,838		19,091,115	4,177,808
Total average deposits	37,899,662	37,826,952	72,710		26,268,074	11,631,588
Non-performing assets ratio(3)	0.39%	0.44%	(5	)bps	0.50%	(11	)bps
Non-performing loans ratio(3)	0.34	0.40	(6)		0.47	(13)
Past due loans over 90 days	0.02	0.01	1		0.01	1
CET1 capital (transitional)	$3,899,532	$3,790,395	$109,137		$2,838,616	$1,060,916
Tier 1 capital	4,094,672	3,985,535	109,137		3,156,805	937,867
Total risk-based capital	4,913,043	4,803,641	109,402		3,668,904	1,244,139
CET1 capital ratio (transitional)	9.61%	9.52%	9	bps	10.12%	(51	)bps
Tier 1 capital ratio	10.09	10.01	8		11.25	(116)
Total risk-based capital ratio	12.11	12.06	5		13.08	(97)
Total shareholders’ equity to total assets ratio	10.05	9.86	19		9.98	7
Tangible common equity ratio(1)	8.56	8.34	22		8.77	(21)
Return on average common equity(2)	13.90	10.98	292		15.39	(149)
Adjusted return on average common equity(1)(2)	14.43	15.03	(60)		15.56	(113)
Adjusted return on average tangible common equity(1)(2)	16.70	17.52	(82)		15.97	73

(1) See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2) Quarter annualized
(3) For purposes of this table, 2019 non-performing loans exclude acquired loans accounted for under ASC 310-30 that are currently accruing income.

Executive Summary
Net income available to common shareholders for the second quarter of 2019 was $153.0 million, or $0.96 per diluted common share, an increase of 40.9% and 5.5%, respectively, compared to the second quarter of 2018. Adjusted net income per common share, diluted(1) was $1.00 for the second quarter of 2019, up 8.4% compared to $0.92 for the second quarter of 2018. Net income available to common shareholders for the first six months of 2019 was $270.1 million, or $1.68 per diluted common share, an increase of 29.1% and decrease of 4.4%, respectively, compared to the first six months of 2018. Adjusted net income per common share, diluted(1) was $1.98 for the first six months of 2019, up 11.6% compared to $1.78 for the first six months of 2018. Results for 2019 include the impact of the Merger with FCB, which closed on January 1, 2019. Synovus incurred $7.4 million and $57.1 million in merger-related expense associated with the FCB acquisition for the second quarter and year-to-date 2019, respectively. On the Acquisition Date, the preliminary estimated fair values of FCB included approximately $12.4 billion of identifiable assets, $9.3 billion in loans, and $10.9 billion in deposits. Return on average assets for the first six months of 2019 was 1.21%, down 17 basis points from the first six months of 2018, and the adjusted return on average assets(1) was 1.42% for the first six months of 2019, up 3 basis points from the first six months of 2018.
Net interest income was $397.3 million for the three months ended June 30, 2019, and $794.4 million for the six months ended June 30, 2019, up 39.6% and 42.2%, respectively, over the comparable periods of 2018. Both quarter-over-quarter and year-over-year increases were driven primarily by the FCB acquisition. Net interest margin was down 17 basis points and 8 basis points over the comparable three and six-month periods to 3.69% and 3.74%, respectively, impacted by the FCB acquisition, the continued deposit shift to time deposits, and the issuance of subordinated debt. Year-to-date June 30, 2019, the yield on earning assets was 4.80%, an increase of 41 basis points compared to the six months ended June 30, 2018, while the total cost of funds increased 51 basis points to 1.11%.
Non-interest income for the second quarter of 2019 was $89.8 million, up $16.4 million, or 22.4%, compared to the second quarter of 2018. On a year-to-date basis, non-interest income was $169.2 million compared to $140.4 million for the first six months of 2018, up $28.8 million, or 20.5%. These increases were primarily driven by the FCB acquisition with growth in most revenue categories.
Non-interest expense for the second quarter of 2019 was $264.1 million, up $60.1 million, or 29.4%, compared to the second quarter of 2018. On a year-to-date basis, non-interest expense was up $157.3 million, or 39.4%, versus the same period a year ago. Comparisons to prior year are impacted by the FCB acquisition and merger-related expense. The efficiency ratio-FTE for the first six months of 2019 was 57.67%, compared to 57.07% for the first six months of 2018. The adjusted tangible efficiency ratio(1) for the first six months of 2019 was 51.17%, down 573 basis points compared to the same period a year ago.
Synovus continued to benefit from a stable credit environment with the non-performing assets ratio at 39 basis points, non-performing loans ratio at 34 basis points, and total past due loans at 22 basis points. Net charge-offs for the second quarter of 2019 were 13 basis points, annualized, down from 19 basis points in the first quarter of 2019. Year-to-date, net charge-offs are 16 basis points, well within Synovus' guidance of 15-20 basis points. For the second quarter of 2019, the provision for loan losses was $12.1 million, a decline of $11.5 million, or 48.6%, compared to the first quarter of 2019, primarily due to lower charge-offs and reduction of impaired reserves. The allowance for loan losses at June 30, 2019 was $257.4 million, or 0.71% of total loans, compared to $250.6 million, or 0.97% of total loans, at December 31, 2018, reflecting a lower ratio at June 30, 2019 due to the impact of acquisition date accounting for acquired loans.
Sequential quarter loan growth of $504.1 million, or 5.7% annualized, was broad-based across all categories. At June 30, 2019, total loans were $36.14 billion, an increase of $10.19 billion, or 39.2%, compared to December 31, 2018, including acquired loan balances from FCB of $9.29 billion. On a year-to-date basis, organic loan growth was $902.8 million, or 5.2% annualized, with growth of $463.5 million in consumer loans, $238.7 million in CRE loans, and $200.0 million in C&I loans.
Total deposits of $37.97 billion at June 30, 2019 declined slightly by $108.5 million, or 1.1% annualized, compared to the first quarter of 2019, from decreases in public funds and other time deposits of $278.7 million and $225.1 million, respectively. The decline in these deposits was offset partially by growth in brokered deposits of $294.5 million, which largely replaced maturing time deposits at a shorter duration, and growth in core transaction deposits(1), which increased $100.8 million during the quarter. Compared to December 31, 2018, total period-end deposits increased $11.25 billion, or 42.1%, including $10.93 billion in deposits acquired from FCB and $315.7 million of organic growth.
On June 17, 2019, the Company announced that the Board of Directors increased its prior $400 million share repurchase authorization to $725 million for the year 2019, of which $345.0 million was repurchased during the first six months of 2019. On July 1, 2019, Synovus completed a $350 million public offering of Series E Preferred Stock. Proceeds from the preferred stock offering will be used for general corporate purposes, including share repurchases under the new authorization. At June 30, 2019, Synovus' regulatory capital levels continue to be well above regulatory capital requirements.

More detail on Synovus' financial results for the three and six months ended June 30, 2019 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

2019 Outlook
For the full year 2019, compared to 2018(2), previously stated guidance has been updated for deposit growth and effective income tax rate, considering the interest rate environment, other macroeconomic factors, and internal initiatives. Additionally, Synovus expects revenue growth to be at the lower end of the guidance range provided, due to the interest rate environment.

•	Loan growth of 5.5% to 7.5%

•	Deposit growth of 3.0% to 5.0%

•	Revenue growth of 5.5% to 7.5%

•	Adjusted tangible non-interest expense growth of 2% to 4%

•	Effective income tax rate of 24% to 25%

•	Net charge-off ratio of 15 to 20 basis points
(1) See "Non-GAAP Financial Measures" in this Report for applicable reconciliation to the most comparable GAAP measure.
(2) 2018 results are on a pro forma combined basis for Synovus and FCB.
Changes in Financial Condition
During the six months ended June 30, 2019, total assets increased $14.65 billion from $32.67 billion at December 31, 2018 to $47.32 billion, due primarily to the acquisition of FCB on January 1, 2019. On the Acquisition Date, the preliminary estimated fair values of FCB included $12.4 billion of identifiable assets, $9.3 billion in loans, and $10.9 billion in deposits. Additionally, based on preliminary purchase price allocations, goodwill increased by $435.1 million. Excluding the acquired balances of FCB, loans increased $902.8 million and investment securities available for sale increased $714.4 million while cash and cash equivalents declined $193.9 million. Excluding the acquired balances of FCB, increases of $680.0 million in other short-term borrowings, $495.7 million in long-term debt, and $315.7 million in deposits provided the funding source for the growth in assets. The loan to deposit ratio was 95.2% at June 30, 2019, compared to 97.1% at December 31, 2018, and 95.1% at June 30, 2018.
Loans
The following table compares the composition of the loan portfolio at June 30, 2019, December 31, 2018, and June 30, 2018.

Table 2 - Loans by Portfolio Class
	June 30, 2019			December 31, 2018	June 30, 2019 vs. December 31, 2018 % Change	June 30, 2018	June 30, 2019 vs. June 30, 2018 % Change
(dollars in thousands)	Total Loans	Total Originated Loans	Total Acquired(1) Loans	Total Loans		Total Loans
Commercial, financial and agricultural	$9,717,746	$7,801,210	$1,916,536	$7,449,698	30.4%	$7,271,080	33.6%
Owner-occupied	6,529,797	5,366,404	1,163,393	5,331,508	22.5	5,004,392	30.5
Total commercial and industrial	16,247,543	13,167,614	3,079,929	12,781,206	27.1	12,275,472	32.4
Investment properties	9,005,100	5,927,706	3,077,394	5,560,951	61.9	5,509,596	63.4
1-4 family properties	747,390	643,448	103,942	679,870	9.9	720,710	3.7
Land and development	595,957	364,688	231,269	323,670	84.1	413,865	44.0
Total commercial real estate	10,348,447	6,935,842	3,412,605	6,564,491	57.6	6,644,171	55.8
Consumer mortgages	5,407,762	3,194,027	2,213,735	2,934,235	84.3	2,750,935	96.6
Home equity lines	1,650,745	1,587,854	62,891	1,515,796	8.9	1,453,855	13.5
Credit cards	258,283	258,283	—	258,245	—	238,424	8.3
Other consumer loans	2,249,337	2,237,406	11,931	1,916,743	17.4	1,793,916	25.4
Total consumer	9,566,127	7,277,570	2,288,557	6,625,019	44.4	6,237,130	53.4
Deferred fees and costs, net	(23,556)	(23,556)	—	(24,143)	(2.4)	(22,717)	3.7
Total loans	$36,138,561	$27,357,470	$8,781,091	$25,946,573	39.3%	$25,134,056	43.8%

(1) Represents $9.29 billion (at fair value) of loans acquired from FCB, net of paydowns and payoffs since acquisition date.
At June 30, 2019, total loans were $36.14 billion, an increase of $10.19 billion, or 39.3%, and $11.00 billion, or 43.8%, compared to December 31, 2018 and June 30, 2018, respectively, including acquired loan balances from FCB of $9.29 billion.

Excluding acquired FCB balances, period-end loans increased $902.8 million, or 5.2% annualized, compared to December 31, 2018, with growth of $463.5 million, or 10.3% annualized, in consumer loans, $238.7 million, or 4.8% annualized, in CRE loans, and $200.0 million, or 2.5% annualized, in C&I loans. The mix within the loan portfolio has shifted slightly as a result of the consolidation with FCB, but it remains in-line with the targets indicated in our strategic plan. C&I loans remain the largest component of our balance sheet representing 44.9% of total loans, while CRE and consumer loans represent 28.6%, and 26.5%, respectively.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at June 30, 2019 were $26.60 billion, or 73.5% of the total loan portfolio, compared to $19.35 billion, or 74.5%, at December 31, 2018 and $18.92 billion, or 75.2%, at June 30, 2018.
At June 30, 2019, Synovus had six commercial loan relationships with total commitments of $100 million or more (including amounts funded), with no single relationship exceeding $125 million in commitments.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' total loan portfolio. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of June 30, 2019, approximately 92% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. C&I loans of $16.25 billion, representing 44.9% of the total loan portfolio, grew $3.47 billion, or 27.1%, from December 31, 2018 including acquired loan balances from FCB of $3.27 billion. Excluding acquired FCB balances, growth was $200.0 million, or 2.5% annualized, compared to December 31, 2018 and was driven by continued strong contributions across a number of markets, lending specialties, and industries.

Table 3 - Commercial and Industrial Loans by Industry
	June 30, 2019		December 31, 2018
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$2,995,374	18.4%	$3,044,132	23.8%
Retail trade	1,227,234	7.6	903,965	7.1
Manufacturing	1,216,021	7.5	1,077,460	8.4
Finance and insurance	1,192,218	7.3	906,955	7.1
Wholesale trade	1,098,361	6.8	693,920	5.4
Other services	948,847	5.8	793,948	6.2
Arts, entertainment and recreation	916,433	5.6	234,310	1.8
Accommodation and food services	888,969	5.5	663,106	5.2
Real estate and rental and leasing	888,531	5.5	675,824	5.3
Professional, scientific, and technical services	872,600	5.4	844,929	6.6
Transportation and warehousing	834,626	5.1	477,386	3.7
Construction	726,359	4.5	615,903	4.8
Other industries	555,118	3.4	235,143	2.0
Real estate other	517,983	3.2	452,360	3.5
Educational services	359,202	2.2	284,840	2.2
Agriculture, forestry, fishing, and hunting	356,959	2.2	344,136	2.7
Information	329,746	2.0	251,208	2.0
Administration, support, waste management, and remediation	322,962	2.0	281,681	2.2
Total commercial and industrial loans	$16,247,543	100.0%	$12,781,206	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
At June 30, 2019, $9.72 billion of C&I loans, or 26.9% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.

At June 30, 2019, $6.53 billion of C&I loans, or 18.0% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominately secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist of investment properties loans, 1-4 family properties loans, as well as land and development loans. Total CRE loans were $10.35 billion, representing 28.6% of the total loan portfolio, and increased $3.78 billion, or 57.6%, from December 31, 2018, driven by the FCB acquisition, which included $3.55 billion of CRE loans on the Acquisition Date. Excluding the acquisition, CRE loans grew $238.7 million, or 4.8% annualized, as compared to December 31, 2018, led by growth in investment properties.
Investment Properties Loans
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of June 30, 2019 were $9.01 billion, or 87.0% of the total CRE loan portfolio and 24.9% of the total loan portfolio, compared to $5.56 billion, or 84.7% of the total CRE loan portfolio and 21.4% of the total loan portfolio, at December 31, 2018. The increase in investment properties was primarily driven by FCB which included $3.15 billion of acquired investment properties loans. Excluding the Merger, investment properties loans grew $291.7 million, or 6.8% annualized, compared to December 31, 2018, driven by increases in most sub-categories including multi-family, office buildings, and hotels.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to homebuilders and commercial mortgage loans to real estate investors and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At June 30, 2019, 1-4 family properties loans totaled $747.4 million, or 7.2% of the total CRE loan portfolio and 2.1% of the total loan portfolio, compared to $679.9 million, or 10.4% of the total CRE loan portfolio and 2.6% of the total loan portfolio, at December 31, 2018. Outside of $112.0 million loans acquired from FCB, 1-4 family properties loans declined by $44.5 million, or 11.3% annualized, compared to December 31, 2018.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Total land and development loans were $596.0 million at June 30, 2019, or 1.6% of the total loan portfolio, an increase of $272.3 million, or 84.1% from December 31, 2018, which was driven by $280.9 million of loans acquired from FCB. Outside of the acquisition, land and development loans declined slightly by $8.6 million, or 2.9% annualized, compared to December 31, 2018.
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
Consumer loans at June 30, 2019 totaled $9.57 billion, representing 26.5% of the total loan portfolio, compared to $6.63 billion, or 25.5% of the total loan portfolio, at December 31, 2018. Consumer loans increased $2.94 billion, or 44.4%, from December 31, 2018, primarily driven by $2.48 billion of loans acquired from FCB. Excluding the acquisition, consumer loans grew $463.5 million, or 10.3% annualized, compared to December 31, 2018.
Consumer mortgages grew $2.47 billion, or 84.3%, from December 31, 2018. Excluding the $2.40 billion in consumer mortgages acquired in the FCB acquisition, year-to-date growth of $76.9 million, or 2.9% annualized, was driven by solid production in the private wealth, physician and affordable mortgage products as well as production added by mortgage loan originators hired in 2018 and 2019. HELOCs increased $134.9 million, or 8.9%, from December 31, 2018, driven primarily by the FCB acquisition. Excluding FCB acquired loans, HELOCs increased $69.1 million, or 8.8% annualized, compared to December 31, 2018. Credit card loans totaled $258.3 million at June 30, 2019, including $72.1 million of commercial credit card loans, and increased slightly compared to $258.2 million at December 31, 2018. Other consumer loans increased $332.6 million, or 17.4%, from December 31,

2018, primarily due to our two consumer-based lending partnerships. As of June 30, 2019, these partnerships had combined balances of $1.91 billion, or 5.3% of the total loan portfolio.
Consumer loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores. Synovus makes consumer lending decisions based upon a number of key credit risk determinants including FICO scores as well as loan-to-value and debt-to-income ratios. Risk levels 1-6 (descending) are assigned to consumer loans based upon a risk score matrix. At least annually, the consumer loan portfolio data is sent to a consumer credit reporting agency for a refresh of customers' credit scores so that management can evaluate ongoing consistency or negative migration in the quality of the portfolio, which impacts the allowance for loan losses. Revolving lines of credit are reviewed for any material change in financial circumstances, and when appropriate, the line of credit may be suspended for further advances. FICO scores within the residential real estate portfolio have generally remained stable over the last several years. As of June 30, 2019, weighted-average FICO scores within the residential real estate portfolio based on committed balances were 784 for HELOCs and 785 for Consumer Mortgages.
Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of deposits as of the dates indicated.

Table 4 - Composition of Period-end Deposits
(dollars in thousands)	June 30, 2019	%(1)	March 31, 2019	%(1)	December 31, 2018	%(1)	June 30, 2018	%(1)
Non-interest-bearing demand deposits, excluding public funds	$8,577,612	22.6%	$8,440,520	22.2%	$6,926,513	25.9%	$6,820,002	25.8%
Interest-bearing demand deposits, excluding public funds	4,847,242	12.8	4,911,215	12.8	3,690,689	13.9	4,060,293	15.4
Money market accounts, excluding brokered deposits and public funds	8,952,875	23.6	8,912,528	23.4	7,681,836	28.7	7,388,202	27.9
Savings deposits, excluding public funds	891,194	2.3	903,822	2.4	812,495	3.0	822,618	3.1
Public funds	4,351,304	11.5	4,630,022	12.2	2,374,892	8.9	2,224,631	8.4
Time deposits, excluding brokered deposits and public funds	7,342,951	19.3	7,568,079	19.9	3,685,867	13.8	3,275,932	12.4
Brokered deposits	3,003,544	7.9	2,709,004	7.1	1,548,030	5.8	1,851,010	7.0
Total deposits	$37,966,722	100.0%	$38,075,190	100.0%	$26,720,322	100.0%	$26,442,688	100.0%
Core deposits(2)	$34,963,178	92.1%	$35,366,186	92.9%	$25,172,292	94.2%	$24,591,678	93.0%
Core transaction deposits(3)	$23,268,923	61.3%	$23,168,085	60.8%	$19,111,533	71.5%	$19,091,115	72.2%

Time deposits greater than $100,000, including brokered deposits and public funds	$8,290,297	21.8%	$8,318,082	21.8%	$3,749,928	14.0%	$3,667,029	13.9%

Brokered time deposits	$2,095,240	5.5%	$1,902,962	5.0%	$1,199,670	4.5%	$1,507,996	5.7%

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) Core deposits exclude brokered deposits. See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation.
(3) Core transaction deposits exclude brokered deposits and public funds. See “Non-GAAP Financial Measures” in this Report for the applicable reconciliation.
Total period-end deposits decreased $108.5 million, or 1.1% annualized, compared to the first quarter of 2019. The quarterly decline resulted from decreases in public funds and other time deposits of $278.7 million and $225.1 million, respectively. The decline in these deposits was offset partially by growth in brokered deposits of $294.5 million, which largely replaced maturing time deposits at a shorter duration, and growth in core transaction deposits, which increased $100.8 million during the quarter. Compared to December 31, 2018, total period-end deposits increased $11.25 billion, or 42.1%, driven by the acquisition of FCB which contributed $10.93 billion in total deposits, including $9.67 billion in core deposits on the Acquisition Date. Excluding the acquired balances, total deposits grew $315.7 million compared to December 31, 2018.

Non-interest Income
Non-interest income for the second quarter of 2019 was $89.8 million, up $16.4 million, or 22.4%, compared to the second quarter of 2018 including the impact of the acquisition of FCB. On a year-to-date basis, non-interest income was $169.2 million compared to $140.4 million for the first six months of 2018. The $28.8 million, or 20.5%, increase is impacted by the FCB acquisition. Adjusted non-interest income, which excludes net investment securities losses and changes in fair value of private equity investments, was up $15.5 million, or 20.7%, for the second quarter of 2019 compared to the second quarter of 2018, and year-to-date, adjusted non-interest income was up $23.8 million, or 16.4%, compared to the first six months of 2018, with growth in most revenue categories. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.
The following table shows the principal components of non-interest income.

Table 5 - Non-interest income
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Service charges on deposit accounts	$21,994	$19,999	10.0%	$42,853	$39,938	7.3%
Fiduciary and asset management fees	14,478	13,983	3.5	28,057	27,419	2.3
Card fees	11,161	10,833	3.0	22,037	21,032	4.8
Brokerage revenue	10,052	8,709	15.4	19,431	17,085	13.7
Capital markets income	8,385	1,118	650.0	13,291	2,086	537.2
Mortgage banking income	7,907	4,839	63.4	12,962	9,887	31.1
Income from bank-owned life insurance	5,176	3,733	38.7	10,466	7,949	31.7
Investment securities losses, net	(1,845)	(1,296)	nm	(1,771)	(1,296)	nm
Increase (decrease) in fair value of private equity investments, net	1,455	(37)	nm	2,313	(3,093)	nm
Other non-interest income	11,044	11,506	(4.0)	19,546	19,426	0.6
Total non-interest income	$89,807	$73,387	22.4%	$169,185	$140,433	20.5%

Three and Six Months Ended June 30, 2019 compared to June 30, 2018
Service charges on deposit accounts for the three and six months ended June 30, 2019 were up $2.0 million, or 10.0%, and $2.9 million, or 7.3%, respectively, including the impact of FCB. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were up $940 thousand, or 10.8%, and $659 thousand, or 3.7%, for the three and six months ended June 30, 2019, respectively, primarily due to the FCB acquisition. Account analysis fees were up $823 thousand, or 12.7%, and $1.8 million, or 14.5%, for the three and six months ended June 30, 2019, respectively. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposits, saving accounts, and small business accounts, for the three and six months ended June 30, 2019, were up $233 thousand and $441 thousand, respectively.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, and financial planning services. Fiduciary and asset management fees increased $495 thousand, or 3.5%, and $638 thousand, or 2.3%, for the three and six months ended June 30, 2019, respectively. The increases were driven by growth in total assets under management which increased by 10.0% year-over-year to $15.82 billion (including growth in brokerage assets under management).
Card fees for the three and six months ended June 30, 2019, increased $328 thousand, or 3.0%, and $1.0 million, or 4.8%, respectively, including growth in transaction volume and the impact of FCB. Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant discounts. Card fees are reported net of certain associated expense items including customer loyalty program expenses and network expenses.
Brokerage revenue was $10.1 million and $19.4 million for the three and six months ended June 30, 2019, respectively, up $1.3 million, or 15.4%, and up $2.3 million, or 13.7%, compared to the three and six months ended June 30, 2018. Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of customer assets. Brokerage assets under management were $3.29 billion at June 30, 2019, an increase of 19.3% from $2.76 billion at June 30, 2018.
Capital markets income primarily includes fee income from customer derivative and investment banking transactions. Capital markets income increased $7.3 million and $11.2 million for the three and six months ended June 30, 2019, respectively, driven by contributions from newly acquired Florida markets.

Mortgage banking income increased $3.1 million for both the three and six months ended June 30, 2019. Mortgage banking income was driven by higher overall production due to an increase in mortgage loan originators and the addition of FCB.
Income from bank-owned life insurance, which includes increases in the cash surrender value of policies and proceeds from insurance benefits, increased $1.4 million, or 38.7%, and $2.5 million, or 31.7%, for the three and six months ended June 30, 2019, primarily driven by the impact of acquired FCB policies. The first six months of 2019 included income on proceeds from insurance benefits of $233 thousand compared to $561 thousand in 2018.
Investment securities losses, net, of $1.8 million for both the three and six months ended June 30, 2019 included net losses due to repositioning of the portfolio to better align with long-term liquidity objectives. Investment securities losses of $1.3 million, for both the three and six months ended June 30, 2018, included a loss of $1.3 million from a strategic sale to improve portfolio performance.
Increase/(decrease) in the fair value of private equity investments was up $1.5 million and $5.4 million, respectively, for the three and six months ended June 30, 2019 due to favorable fair value adjustments to private equity investments of $1.5 million and $2.3 million during the three and six months ended June 30, 2019, respectively, compared to unfavorable fair value adjustments of $37 thousand and $3.1 million for the same period a year ago.
The main components of other non-interest income are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges, income from insurance commissions, gains from sales of GGL/SBA loans, and other miscellaneous items. Gains from sales of GGL/SBA loans were down $1.5 million and $2.1 million, respectively, for the three and six months ended June 30, 2019, offset by valuation gains on mutual funds held in rabbi trusts of $1.8 million and $1.7 million, respectively, for the three and six months ended June 30, 2019.
Non-interest Expense

Non-interest expense for the second quarter of 2019 was $264.1 million, up $60.1 million, or 29.4%, compared to the second quarter of 2018. On a year-to-date basis, non-interest expense was up $157.3 million, or 39.4%, versus the same period a year ago. Comparisons to prior year are impacted by the FCB acquisition and merger-related expense. Adjusted non-interest expense, which excludes merger-related expense and certain other items, for the second quarter of 2019 was up $53.7 million, or 26.4%, versus the same period a year ago. On a year-to-date basis, adjusted non-interest expense increased $98.2 million, or 24.5%. The efficiency ratio-FTE for the first six months of 2019 was 57.67%, compared to 57.07% for the first six months of 2018. The adjusted tangible efficiency ratio for the first six months of 2019 was 51.17%, down 573 basis points compared to the same period a year ago. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.
The following table summarizes the components of non-interest expense.

Table 6 - Non-interest Expense
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Salaries and other personnel expense	$143,009	$111,863	27.8%	$282,436	$225,583	25.2%
Net occupancy and equipment expense	39,851	32,654	22.0	78,245	64,134	22.0
Third-party processing expense	19,118	15,067	26.9	36,875	29,012	27.1
Professional fees	9,312	6,284	48.2	15,660	11,789	32.8
FDIC insurance and other regulatory fees	7,867	6,543	20.2	14,629	13,335	9.7
Advertising expense	5,923	5,220	13.5	11,045	10,312	7.1
Amortization of intangibles	2,410	292	nm	5,802	583	nm
Merger-related expense	7,401	—	nm	57,140	—	nm
Other operating expenses	29,235	26,134	11.9	54,705	44,486	23.0
Total non-interest expense	$264,126	$204,057	29.4%	$556,537	$399,234	39.4%

Three and Six Months Ended June 30, 2019 compared to June 30, 2018
Salaries and other personnel expense increased $31.1 million, or 27.8%, and $56.9 million, or 25.2%, for the three and six months ended June 30, 2019, respectively, including the impact of FCB, talent additions, higher production-based commission and incentive compensation expense, annual merit increases, and higher employee insurance.

Net occupancy and equipment expense increased $7.2 million, or 22.0%, and $14.1 million, or 22.0%, during the three and six months ended June 30, 2019, respectively, primarily due to additional branches from the acquisition of FCB.
Third-party processing expense includes all third-party core operating system and processing charges as well as third-party servicing charges. Third-party processing expense increased $4.1 million, or 26.9%, and $7.9 million, or 27.1%, for the three and six months ended June 30, 2019, respectively. The increase is primarily associated with loan growth from Synovus' consumer-based lending partnerships and the acquisition of FCB.
Professional fees increased $3.0 million, or 48.2%, and $3.9 million, or 32.8%, for the three and six months ended June 30, 2019, respectively, primarily from increases in consulting fees due to planned strategic and technology initiatives.
FDIC insurance and other regulatory fees were up $1.3 million for both the three and six months ended June 30, 2019 primarily due to the acquisition of FCB, somewhat offset by the FDIC's elimination of the assessment surcharge for all large banks in the fourth quarter of 2018.
Amortization of intangibles was up $2.1 million and $5.2 million for the three and six months ended June 30, 2019, respectively, due to amortization of the core deposit intangible asset created from the FCB acquisition, which will be amortized using an accelerated method over an estimated life of 10 years.
In connection with the FCB acquisition, Synovus incurred merger-related expense totaling $7.4 million and $57.1 million for the three and six months ended June 30, 2019, primarily related to employment compensation agreements, severance, and professional services. See "Note 2 - Acquisitions" in this Report for more information on the acquisition of FCB.
Other operating expenses were up $3.1 million and $10.2 million, respectively, for the three and six months ended June 30, 2019 including the impact of FCB. Other operating expenses for the three and six months ended June 30, 2018 included a benefit of $1.4 million and $4.0 million, respectively, from recoveries and reductions in litigation contingency accruals and a $2.3 million valuation adjustment expense related to the Visa Derivative.
Income Tax Expense
Income tax expense was $54.6 million and $95.0 million for the three and six months ended June 30, 2019, respectively, representing an effective tax rate of 25.9% and 25.6% for the respective periods. Income tax expense was $30.9 million and $61.1 million for the three and six months ended June 30, 2018, respectively, representing an effective tax rate of 21.8% and 22.2% for the respective periods. The increase in the effective tax rate for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, was largely due to non-deductible merger-related expenses, an increase in state tax expense resulting from a shift of earnings into higher tax jurisdictions, and a decrease in the benefit recognized as a result of employee share-based award vesting.
The effective tax rate is affected by many factors including, but not limited to, the level of pre-tax income, bank-owned life insurance, tax-exempt interest, and nondeductible expenses. In addition, the effective tax rate is affected by items that may occur in any given period but are not consistent from period-to-period, such as tax benefits related to share-based compensation, jurisdiction statutory tax rate changes, valuation allowance changes, income tax credits earned, and changes to unrecognized tax benefits. Accordingly, the comparability of the effective tax rate between periods may be impacted.

CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the quality of its loan portfolio by industry, property type, geography, as well as credit quality metrics and maintains an allowance for loan losses that management believes is sufficient to absorb probable losses inherent in its loan portfolio. Synovus continued to benefit from a relatively stable credit environment during the first six months of 2019.
The table below includes selected credit quality metrics.

Table 7 - Credit Quality Metrics
(dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Non-performing loans(1)	$124,083	$106,733	$117,328
Impaired loans held for sale(2)	631	1,506	2,733
Other real estate	14,848	6,220	6,288
Non-performing assets(1)	$139,562	$114,459	$126,349
Total loans	$36,138,561	$25,946,573	$25,134,056
Non-performing loans as a % of total loans	0.34%	0.41%	0.47%
Non-performing assets as a % of total loans, other loans held for sale, and ORE	0.39	0.44	0.50
Loans 90 days past due and still accruing	$5,851	$3,798	$3,222
As a % of total loans	0.02%	0.01%	0.01%
Total past due loans and still accruing(3)	$80,792	$56,927	$55,614
As a % of total loans	0.22%	0.22%	0.22%
Net charge-offs, quarter	$11,779	$13,044	$17,829
Net charge-offs/average loans, quarter	0.13%	0.20%	0.29%
Net charge-offs, year-to-date	$28,867	$50,410	$22,109
Net charge-offs/average loans, year-to-date	0.16%	0.20%	0.18%
Provision for loan losses, quarter	$12,119	$12,148	$11,790
Provision for loan losses, year-to-date	35,688	51,697	24,566
Allowance for loan losses	257,376	250,555	251,725
Allowance for loan losses as a % of total loans	0.71%	0.97%	1.00%

(1) For purposes of this table, June 30, 2019 non-performing loans exclude acquired loans accounted for under ASC 310-30 that are currently accruing income.
(2) Represent only impaired loans that have been specifically identified to be sold. Impaired loans held for sale are carried at the lower of cost or fair value, less costs to sell, based primarily on estimated sales proceeds net of selling costs.
(3) For purposes of this table, June 30, 2019 total past due loans and still accruing include acquired loans accounted for under ASC 310-30 that are contractually 30-89 days past due.
Non-performing Assets
Total non-performing assets as a percentage of total loans, impaired loans held for sale, and ORE improved 5 basis points and 11 basis points, respectively, to 0.39% at June 30, 2019 compared to 0.44% at December 31, 2018 and 0.50% at June 30, 2018. Total NPAs were $139.6 million at June 30, 2019, a $25.1 million, or 21.9%, increase from $114.5 million at December 31, 2018 and a $13.2 million, or 10.5%, increase from $126.3 million at June 30, 2018, primarily due to NPAs from the FCB acquisition. NPAs declined $15.7 million, or 10.1%, from the March 31, 2019 balance of $155.3 million, primarily due to the sale of FCB acquired NPLs during the second quarter of 2019 at a price that exceeded the preliminary fair value recorded at the Acquisition Date.
Net Charge-offs
Net charge-offs for the six months ended June 30, 2019 were $28.9 million, or 0.16%, as a percentage of average loans annualized, compared to $22.1 million, or 0.18%, as a percentage of average loans annualized, for the six months ended June 30, 2018. The increase in net charge-offs from 2018 is primarily attributable to a higher level of recoveries in the previous year. Year-to-date net charge-offs of 16 basis points is well within Synovus' guidance of 15-20 basis points. Net charge-offs for the second quarter of 2019 were 13 basis points annualized, down from 29 basis points in the second quarter of 2018, primarily due to lower gross charge-offs in the current quarter.

Provision for Loan Losses and Allowance for Loan Losses
For the six months ended June 30, 2019, the provision for loan losses was $35.7 million, an increase of $11.1 million, or 45.3%, compared to the six months ended June 30, 2018. The year-to-date increase in provision expense was driven by organic loan growth as well as an increased level of net charge-offs due to lower recoveries. The provision for loan losses covered 124% of net charge-offs for the six months ended June 30, 2019 compared to 111% for the six months ended June 30, 2018. For the second quarter of 2019, provision expense was $12.1 million, a decline of $11.5 million, or 48.6%, compared to the first quarter of 2019, primarily due to lower charge-offs and reduction of impaired reserves.
The ALL at June 30, 2019 was $257.4 million, or 0.71% of total loans, compared to $250.6 million, or 0.97% of total loans, at December 31, 2018 and $251.7 million, or 1.00% of total loans, at June 30, 2018, reflecting a lower ratio at June 30, 2019 due to the impact of acquisition date accounting for acquired loans. The allowance to non-performing loans at June 30, 2019 remained strong at 207%, compared to 235% at December 31, 2018 and 215% at June 30, 2018.

Table 8 - Accruing TDRs by Risk Grade
	June 30, 2019		December 31, 2018		June 30, 2018
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Pass	$60,586	47.9%	$50,668	43.9%	$57,013	45.5%
Special Mention	12,841	10.2	14,480	12.5	19,799	15.8
Substandard accruing	52,942	41.9	50,440	43.6	48,498	38.7
Total accruing TDRs	$126,369	100.0%	$115,588	100.0%	$125,310	100.0%

Troubled Debt Restructurings
Accruing TDRs were $126.4 million at June 30, 2019, compared to $115.6 million at December 31, 2018 and $125.3 million at June 30, 2018. Accruing TDRs increased $10.8 million from December 31, 2018 and $1.1 million from June 30, 2018. Non-accruing TDRs were $12.8 million at June 30, 2019, compared to $26.2 million at December 31, 2018 and $30.4 million at June 30, 2018, a decrease of $13.4 million and $17.6 million, respectively. The primary driver of the increase in accruing TDRs and decline in non-accruing TDRs compared to December 31, 2018 and June 30, 2018 is a result of a large TDR relationship being upgraded from non-accruing to accruing status based on the extent of its payment performance and the expectation of the collectability of all contractual amounts.
Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At June 30, 2019, December 31, 2018, and June 30, 2018, approximately 97%, 98%, and 97%, respectively, of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have remained at low levels.

Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by their primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach to the Basel III Final Rule. At June 30, 2019, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 9 - Capital Ratios
(dollars in thousands)	June 30, 2019	December 31, 2018
CET1 capital (transitional)
Synovus Financial Corp.	$3,899,532	$2,897,997
Synovus Bank	4,513,247	3,382,497
Tier 1 risk-based capital
Synovus Financial Corp.	4,094,672	3,090,416
Synovus Bank	4,513,247	3,382,497
Total risk-based capital
Synovus Financial Corp.	4,913,043	3,601,376
Synovus Bank	4,771,618	3,633,457
CET1 capital ratio (transitional)
Synovus Financial Corp.	9.61%	9.95%
Synovus Bank	11.13	11.62
Tier 1 risk-based capital ratio
Synovus Financial Corp.	10.09	10.61
Synovus Bank	11.13	11.62
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.11	12.37
Synovus Bank	11.77	12.49
Leverage ratio
Synovus Financial Corp.	8.89	9.60
Synovus Bank	9.80	10.51
Tangible common equity ratio(1)
Synovus Financial Corp.	8.56	8.34

(1) See " Non-GAAP Financial Measures" in this Report for the applicable reconciliation to the most comparable GAAP measure.
At June 30, 2019, Synovus' CET1 ratio was 9.61% under the Basel III transitional provisions, and the estimated fully phased-in CET1 ratio was 9.60% (See "Non-GAAP Financial Measures" in this Report), both of which are well in excess of regulatory requirements including the capital conservation buffer which has now reached the fully-phased in amount of 2.5% effective January 1, 2019. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 11 - Regulatory Capital" to the consolidated financial statements of Synovus' 2018 Form 10-K for additional information on regulatory capital requirements. Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements inclusive of the capital conservation buffer.
Effective January 1, 2019, Synovus completed its acquisition of all of the outstanding stock of FCB for total consideration of $1.63 billion. See "Part I - Item 1. Financial Statements and Supplementary Data - Note 2 - Acquisitions" in this Report for more information on the FCB acquisition.
On June 17, 2019, the Company announced that the Board of Directors increased its prior $400 million share repurchase authorization to $725 million for the year 2019. As of June 30, 2019, Synovus had repurchased under this program a total of $345.0 million, or 9.2 million shares of its common stock, at an average price of $37.43 per share. As of July 31, 2019, the remaining authorization under this program was $286.8 million. The timing and amount of future repurchases under the share repurchase program will depend upon a variety of factors, including market conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by us and applicable law and regulations.
Additionally, Synovus increased the quarterly common stock dividend by 20% to $0.30 per share effective with the first quarter 2019 dividend paid in April 2019.

On February 7, 2019, Synovus completed a public offering of $300.0 million aggregate principal amount of 5.900% Fixed-to-Fixed Rate Subordinated Notes due in 2029.
On July 1, 2019, Synovus completed a $350 million public offering of Series E Preferred Stock. The offering generated net proceeds of $341.5 million.
In December 2018, the federal banking regulators adopted as final the transitional arrangements to permit banking organizations to phase-in the day-one impact of the adoption of ASU 2016-13, referred to as the current expected credit loss model, on regulatory capital over a period of three years. For additional information on ASU 2016-13, see "Note 1 - Basis of Presentation" in this Report.
Dividends
Synovus has historically paid a quarterly cash dividend to the holders of its common stock. Management and the Board of Directors closely monitor current and projected capital levels, liquidity (including dividends from subsidiaries), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends. Synovus increased the quarterly common stock dividend by 20% to $0.30 per share effective with the first quarter 2019 dividend paid in April 2019.
Synovus' ability to pay dividends on its common stock and preferred stock is primarily dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities.
Synovus declared dividends of $0.60 and $0.50 per common share for the six months ended June 30, 2019 and 2018, respectively. In addition to dividends paid on its common stock, Synovus paid dividends of $6.3 million on its Series D Preferred Stock during the six months ended June 30, 2019 and paid dividends of $5.1 million on its Series C Preferred Stock during the six months ended June 30, 2018.
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
Contractual and anticipated cash flows are analyzed under normal and stressed conditions to determine forward-looking liquidity needs and sources. Synovus analyzes liquidity needs under various scenarios of market conditions and operating performance. This analysis includes stress testing and measures expected sources and uses of funds under each scenario. Emphasis is placed on maintaining numerous sources of current and potential liquidity to allow Synovus to meet its obligations to depositors, borrowers, and creditors on a timely basis.
Liquidity is generated primarily through maturities and repayments of loans by customers, maturities and sales of investment securities, core deposit growth, and access to sources of funds other than deposits. Management continuously monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to manage customer deposit withdrawals, loan requests, and funding maturities. Liquidity is also enhanced by the acquisition of new deposits. Each of the local markets monitors deposit flows and evaluates local market conditions in an effort to retain and grow deposits.
Synovus Bank also generates liquidity through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. On September 25, 2017, Synovus Bank completed the Cabela's Transaction and thereby retained WFB's $1.10 billion brokered time deposit portfolio with a weighted average remaining maturity of approximately 2.53 years and a weighted average rate of 1.83 percent (the balance of these deposits at June 30, 2019 was $530.2 million). In addition, Synovus Bank has the capacity to access funding through its membership in the FHLB system. At June 30, 2019, based on currently pledged collateral, Synovus Bank had access to incremental funding of $2.06 billion, subject to FHLB credit policies, through utilization of FHLB advances.
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
On July 1, 2019, Synovus completed a $350 million public offering of Series E Preferred Stock. The offering generated net proceeds of $341.5 million. Dividends on the shares are non-cumulative and, if declared, will accrue and be payable, in arrears, quarterly at a rate per annum equal to 5.875% for each dividend period from the original issue date to, but excluding, July 1, 2024. From and including July 1, 2024, the dividend rate will change and reset every five years on July 1 at a rate equal to the five-year U.S. Treasury Rate plus 4.127% per annum. The Series E Preferred Stock is redeemable at Synovus' option in whole or in part, from time to time, on July 1, 2024 or any subsequent reset date, or in whole but not in part, at any time within 90 days following a regulatory capital treatment event, in each case, at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series E Preferred Stock has no preemptive or conversion rights. Except in limited circumstances, the Series E Preferred Stock does not have any voting rights. Proceeds from the preferred stock offering will be used for general corporate purposes, including share repurchases under the new authorization.
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
Earning Assets and Sources of Funds
Average total assets for the six months ended June 30, 2019 increased $14.86 billion, or 47.4%, to $46.24 billion as compared to $31.37 billion for the first six months of 2018. Average earning assets increased $13.32 billion, or 45.0%, in the first six months of 2019 compared to the same period in 2018 and represented 92.8% of average total assets at June 30, 2019, as compared to 94.3% at June 30, 2018. The increase in average earning assets resulted from a $10.64 billion increase in average loans, net, and a $2.66 billion increase in average investment securities primarily attributable to the FCB acquisition.
Average interest-bearing liabilities increased $11.05 billion, or 53.2%, to $31.81 billion for the first six months of 2019 compared to the same period in 2018. The increase in average interest-bearing liabilities was primarily related to the $10.93 billion in deposits acquired from FCB, of which $9.42 billion were interest-bearing. The year-over-year increase in average interest-bearing liabilities included a $5.72 billion increase in average time deposits, a $2.97 billion increase in average money market deposit accounts, a $1.35 billion increase in average interest-bearing demand deposits, a $608.1 million increase in average other short-term borrowings, and a $256.4 million increase in average long-term debt, primarily due to the $300.0 million aggregate principal amount of fixed-to-fixed rate subordinated notes issued in February 2019. Average non-interest-bearing demand deposits increased $1.71 billion, or 23.0%, to $9.18 billion for the first six months of 2019 compared to the same period in 2018, due primarily to the FCB acquisition.
Net interest income for the six months ended June 30, 2019 was $794.4 million, an increase of $235.6 million, or 42.2%, compared to $558.9 million for the six months ended June 30, 2018, driven primarily by the FCB acquisition. Net interest margin was down 8 basis points over the comparable six-month periods to 3.74% , and was impacted by the FCB acquisition, the continued deposit shift to time deposits, and the issuance of subordinated debt. The yield on earning assets was 4.80%, an increase of 41 basis points compared to the six months ended June 30, 2018, while the total cost of funds increased 51 basis points to 1.11%. The yield on loans increased 38 basis points to 5.17%, and the yield on investment securities increased 71 basis points to 3.05% over the six months ended June 30, 2018.
On a sequential quarter basis, net interest income was essentially flat. The net interest margin for the quarter was 3.69%, down 9 basis points from the first quarter of 2019, and included a 1 basis point decrease in earning asset yields and an 8 basis point increase in the total cost of funds. Net interest income and margin for the second quarter of 2019 were favorably impacted by $21.0 million, or 21 basis points, of purchase accounting adjustments primarily comprised of $9.8 million of loan accretion and $11.0 million of deposit premium amortization compared to a favorable impact of $18.8 million, or 19 basis points, including $7.4 million of loan accretion and $11.0 million of deposit premium amortization, in the first quarter of 2019. The sequential quarter decrease in the net interest margin was driven by the full quarter effect of sub-debt issuance and continued upward repricing of time deposits. The net interest margin, excluding the impact of purchase accounting adjustments was 3.48% for the second quarter of 2019, down 11 basis points sequentially.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Table 10 - Average Balances and Yields/Rates	2019		2018
(dollars in thousands) (yields and rates annualized)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Interest Earning Assets:
Investment securities(1)(2)	$6,955,386	6,536,199	4,073,685	4,061,328	4,077,679
Yield	3.03%	3.06	2.45	2.39	2.36
Trading account assets(3)	$4,853	2,049	7,493	16,646	23,772
Yield	1.83%	1.30	1.90	2.52	2.79
Commercial loans(2)(4)	$26,353,973	26,140,672	19,150,252	19,025,830	18,857,271
Yield	5.13%	5.16	5.13	4.98	4.85
Consumer loans(4)	$9,423,427	9,180,679	6,476,026	6,298,643	6,092,899
Yield	5.17%	5.10	4.85	4.80	4.76
Allowance for loan losses	$(259,284)	(252,815)	(251,098)	(251,684)	(257,966)
Loans, net(4)	$35,518,116	35,068,536	25,375,180	25,072,789	24,692,204
Yield	5.17%	5.17	5.11	4.99	4.88
Mortgage loans held for sale	$70,497	34,913	36,477	49,030	50,366
Yield	4.27%	4.48	4.79	4.71	4.42
Other earning assets(5)	$511,488	679,477	641,832	544,704	724,537
Yield	2.37%	2.45	2.20	1.90	1.77
Federal Home Loan Bank and Federal Reserve Bank Stock(3)	$234,949	211,408	162,369	163,568	165,845
Yield	3.29%	4.82	4.31	4.41	4.63
Total interest earning assets	$43,295,289	42,532,582	30,297,036	29,908,065	29,734,403
Yield	4.79%	4.80	4.69	4.58	4.47
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$6,335,953	6,393,304	4,692,804	4,701,204	5,001,826
Rate	0.71%	0.68	0.41	0.38	0.35
Money market accounts, excluding brokered deposits	$10,024,836	10,244,556	8,050,732	7,936,621	7,791,107
Rate	1.23%	1.18	0.89	0.72	0.55
Savings deposits	$904,183	901,059	815,588	824,935	829,800
Rate	0.05%	0.06	0.04	0.03	0.03
Time deposits under $100,000	$2,245,878	2,238,568	1,242,811	1,205,987	1,161,890
Rate	1.39%	1.24	1.16	0.99	0.82
Time deposits over $100,000	$6,331,665	6,211,067	2,478,649	2,273,582	2,021,084
Rate	1.70%	1.60	1.67	1.46	1.22
Non-maturing brokered deposits	$766,718	937,629	349,480	358,277	262,976
Rate	2.46%	2.60	2.46	2.10	1.94
Brokered time deposits	$1,985,589	1,845,819	1,275,276	1,414,700	1,659,941
Rate	2.28%	2.13	2.03	1.94	1.85
Total interest-bearing deposits	$28,594,822	28,772,002	18,905,340	18,715,306	18,728,624
Rate	1.30%	1.24	0.96	0.83	0.70
Federal funds purchased and securities sold under repurchase agreements	$300,168	233,076	194,370	230,504	207,655
Rate	0.20%	0.22	0.18	0.25	0.35
Other short-term borrowings	$1,090,581	517,456	112,228	146,794	3,024
Rate	2.59%	2.58	2.51	2.12	2.84
Long-term debt	$2,114,819	1,983,910	1,657,022	1,656,743	1,852,094
Rate	3.53%	3.33	3.06	2.87	2.66
Total interest-bearing liabilities	$32,100,390	31,506,444	20,868,960	20,749,347	20,791,397
Rate	1.48%	1.38	1.12	0.99	0.87
Non-interest-bearing demand deposits	$9,304,839	9,054,949	8,014,761	7,672,006	7,539,451
Cost of funds	1.15%	1.07	0.81	0.73	0.64
Effective cost of funds(6)	1.10%	1.02	0.77	0.69	0.61
Net interest margin	3.69%	3.78	3.92	3.89	3.86
Taxable equivalent adjustment(2)	$811	630	181	136	120

(1)	Excludes net unrealized gains (losses).

(2)	Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.

(3)	Included as a component of other assets on the consolidated balance sheets.
(4) Average loans are shown net of deferred fees and costs. Non-performing loans are included.

(5)	Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(6) Includes the impact of non-interest-bearing capital funding sources.

Net Interest Income and Rate/Volume Analysis
The following table sets forth the major components of net interest income and the related annualized yields and rates for the six months ended June 30, 2019 and 2018, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Table 11 - Net Interest Income and Rate/Volume Analysis
	Six Months Ended June 30,						2019 Compared to 2018
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2019	2018	2019	2018	2019	2018	Volume	Rate
Assets
Interest earning assets:
Investment securities	$6,746,950	$4,087,437	$102,789	$47,816	3.05%	2.34%	$31,103	$23,870	$54,973
Trading account assets	3,459	16,012	29	220	1.67	2.75	(171)	(20)	(191)
Taxable loans, net(1)	35,207,787	24,854,408	900,151	584,543	5.16	4.74	243,358	72,250	315,608
Tax-exempt loans, net(1)(2)	342,848	52,184	6,587	1,120	3.87	4.33	6,241	(774)	5,467
Allowance for loan losses	(256,067)	(254,818)
Loans, net	35,294,568	24,651,774	906,738	585,663	5.17	4.79	249,599	71,476	321,075
Mortgage loans held for sale	52,803	44,396	1,143	936	4.33	4.22	176	31	207
Other earning assets(3)	595,018	621,131	7,233	5,147	2.42	1.65	(212)	2,298	2,086
Federal Home Loan Bank and Federal Reserve Bank stock	223,244	171,581	4,479	3,422	4.01	3.99	1,022	35	1,057
Total interest earning assets	42,916,042	29,592,331	1,022,411	643,204	4.80	4.39	281,517	97,690	379,207
Cash and due from banks	517,958	387,472
Premises and equipment, net	483,420	427,291
Other real estate	14,056	3,709
Cash surrender value of bank-owned life insurance	763,741	543,233
Other assets(4)	1,544,423	420,908
Total assets	$46,239,640	$31,374,944

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,364,470	$5,016,830	$21,974	$8,151	0.70%	0.33%	$2,205	$11,618	$13,823
Money market accounts	10,985,791	8,020,066	71,264	21,192	1.31	0.53	7,794	42,278	50,072
Savings deposits	902,630	820,744	258	118	0.06	0.03	12	128	140
Time deposits	10,430,033	4,705,778	86,887	29,514	1.68	1.26	35,767	21,606	57,373
Federal funds purchased and securities sold under repurchase agreements	266,807	204,956	281	288	0.21	0.28	86	(93)	(7)
Other short-term borrowings	805,602	197,460	10,476	1,516	2.59	1.53	4,614	4,346	8,960
Long-term debt	2,049,726	1,793,342	35,392	23,328	3.43	2.60	3,306	8,758	12,064
Total interest-bearing liabilities	31,805,059	20,759,176	226,532	84,107	1.43	0.81	53,784	88,641	142,425
Non-interest-bearing deposits	9,180,584	7,465,982
Other liabilities	689,462	201,790
Shareholders' equity	4,564,535	2,947,996
Total liabilities and equity	$46,239,640	$31,374,944
Interest rate spread:					3.37%	3.58%
Net interest income - FTE/margin(5)			$795,879	$559,097	3.74%	3.82%	$227,733	$9,049	$236,782
Taxable equivalent adjustment			1,441	236
Net interest income, actual			$794,438	$558,861

(1) Average loans are shown net of unearned income. Non-performing loans are included. Interest income includes fees as follows: 2019 - $17.1 million, 2018 - $15.5 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(3) Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(4) Includes average net unrealized gains (losses) on investment securities available for sale of $(36.5) million and $(115.1) million for the six months ended June 30, 2019 and 2018, respectively.
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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 2.25% to 2.50% and the current prime rate of 5.50%. Synovus has modeled the impact of a gradual increase in the targeted federal funds range and the prime rate of 100 and 200 basis points and a gradual decline of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. Synovus' current rate risk position is considered modestly asset-sensitive and would be expected to benefit net interest income in a rising interest rate environment and reduce net interest income in a declining interest rate environment. The following table represents the estimated sensitivity of net interest income at June 30, 2019, with comparable information for December 31, 2018.

Table 12 - Twelve Month Net Interest Income Sensitivity(1)
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

Change in Short-term Interest Rates (in basis points)	June 30, 2019	December 31, 2018
+200	4.7%	3.4%
+100	3.0%	2.0%
Flat	—%	—%
-100	(1.5)%	(2.0)%
-200	(4.8)%	N/A

(1) December 31, 2018 does not include assets and liabilities of FCB which were acquired on January 1, 2019.
The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter-term time horizon. Synovus also evaluates potential longer-term interest rate risk through modeling and evaluation of EVE. Simulation modeling is utilized to measure the economic value of equity and its sensitivity to immediate changes in interest rates. This EVE modeling allows Synovus to capture longer-term repricing risk and options risk embedded in the balance sheet. These simulations value only the current balance sheet and do not incorporate growth assumptions used in the net interest income simulation. The economic value of equity is the net fair value of assets, liabilities, and off-balance sheet financial instruments derived from the present value of future cash flows discounted at current market interest rates. From this baseline valuation, Synovus evaluates changes in the value of each of these items in various interest rate scenarios to determine the net impact on the economic value of equity. Key assumptions utilized in the model, namely loan prepayments, investment security prepayments, deposit repricing betas, and non-maturity deposit duration have a significant impact on the results of the EVE simulations. As illustrated in the table below, the EVE model indicates that, compared with a valuation assuming stable rates, EVE is projected to decrease by 0.5% and by 4.3%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. Assuming an immediate 100 basis point and 200 basis point decline in rates, EVE is projected to decrease by 7.0% and 19.2%, respectively. These changes in long-term interest rate sensitivity are primarily due to the impact of the acquisition of FCB.

Table 13 - Economic Value of Sensitivity(1)
	Estimated Change in EVE
Immediate Change in Interest Rates (in basis points)	June 30, 2019	December 31, 2018
+200	(4.3)%	0.7%
+100	(0.5)%	1.3%
-100	(7.0)%	(13.9)%
-200	(19.2)%	N/A

(1) December 31, 2018 does not include assets and liabilities of FCB which were acquired on January 1, 2019.

Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for loan losses, fair value measurements and income taxes. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in Synovus' 2018 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. Excluding the recently adopted accounting standards and purchased loans accounting policy disclosed in "Note 1 - Basis of Presentation" in this Report, there have been no significant changes to the accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2018 Form 10-K.

Non-GAAP Financial Measures
The measures entitled adjusted non-interest income; adjusted non-interest expense; adjusted total revenues; adjusted tangible efficiency ratio; adjusted net income per common share, diluted; adjusted return on average assets; adjusted return on average common equity; adjusted return on average tangible common equity; core deposits; core transaction deposits; tangible common equity ratio; and CET1 ratio (fully phased-in) are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest income; total non-interest expense; total revenues; efficiency ratio-FTE; net income per common share, diluted; return on average assets; return on average common equity; total deposits; the ratio of total shareholders' equity to total assets; and the CET1 ratio, respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted total revenues and adjusted non-interest income are measures used by management to evaluate non-interest income exclusive of net investment securities gains (losses) and changes in fair value of private equity investments, net. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income per common share, diluted, adjusted return on average assets, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. The adjusted return on average tangible common equity is a measure used by management to compare Synovus' performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. Core deposits and core transaction deposits are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. The tangible common equity ratio and CET1 ratio (fully phased-in) are used by management and bank regulators to assess the strength of our capital position. The computations of these measures are set forth in the tables below.

Table 14 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Adjusted non-interest income
Total non-interest income	$89,807	$73,387	$169,185	$140,433
Add: Investment securities losses, net	1,845	1,296	1,771	1,296
Subtract/add: (Increase) decrease in fair value of private equity investments, net	(1,455)	37	(2,313)	3,093
Adjusted non-interest income	$90,197	$74,720	$168,643	$144,822

Adjusted non-interest expense
Total non-interest expense	$264,126	$204,057	$556,537	$399,234
Subtract: Merger-related expense	(7,401)	—	(57,140)	—
Add: Litigation settlement/contingency expense	—	1,400	—	4,026
Subtract/add: Restructuring charges, net	(18)	(103)	(37)	212
Subtract: Fair value adjustment to Visa derivative	—	(2,328)	—	(2,328)
Adjusted non-interest expense	$256,707	$203,026	$499,360	$401,144

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Adjusted total revenues and adjusted tangible efficiency ratio
Adjusted non-interest expense	$256,707	$203,026	$499,360	$401,144
Subtract: Amortization of intangibles	(2,410)	(292)	(5,802)	(583)
Adjusted tangible non-interest expense	$254,297	$202,734	$493,558	$400,561

Net interest income	$397,262	$284,577	$794,438	$558,861
Add: Tax equivalent adjustment	811	120	1,441	236
Add: Total non-interest income	89,807	73,387	169,185	140,433
Total FTE revenues	$487,880	$358,084	$965,064	$699,530
Add: Investment securities losses, net	1,845	1,296	1,771	1,296
Subtract/add: (Increase) decrease in fair value of private equity investments, net	(1,455)	37	(2,313)	3,093
Adjusted total revenues	$488,270	$359,417	$964,522	$703,919
Efficiency ratio-FTE	54.14%	56.99%	57.67%	57.07%
Adjusted tangible efficiency ratio	52.08	56.41	51.17	56.90

Adjusted net income per common share, diluted
Net income available to common shareholders	$153,034	$108,622	$270,070	$209,229
Subtract/add: Income tax expense, net related to State Tax Reform	—	(608)	—	717
Add: Merger-related expense	7,401	—	57,140	—
Subtract: Litigation settlement/contingency expense	—	(1,400)	—	(4,026)
Add/subtract: Restructuring charges, net	18	103	37	(212)
Add: Fair value adjustment to Visa derivative	—	2,328	—	2,328
Add: Investment securities losses, net	1,845	1,296	1,771	1,296
Subtract/add: (Increase) decrease in fair value of private equity investments, net	(1,455)	37	(2,313)	3,093
Subtract: Tax effect of adjustments	(1,951)	(554)	(7,659)	(582)
Adjusted net income available to common shareholders	$158,892	$109,824	$319,046	$211,843
Weighted average common shares outstanding, diluted	159,077	119,139	160,908	119,229
Adjusted net income per common share, diluted	$1.00	$0.92	$1.98	$1.78

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Adjusted return on average assets (annualized)
Net income	$156,184	$111,181	$276,370	$214,348
Subtract/add: Income tax expense, net related to State Tax Reform	—	(608)	—	717
Add: Merger-related expense	7,401	—	57,140	—
Subtract: Litigation settlement/contingency expense	—	(1,400)	—	(4,026)
Add/subtract: Restructuring charges, net	18	103	37	(212)
Add: Fair value adjustment to Visa derivative	—	2,328	—	2,328
Add: Investment securities losses, net	1,845	1,296	1,771	1,296
Subtract/add: (Increase) decrease in fair value of private equity investments, net	(1,455)	37	(2,313)	3,093
Subtract: Tax effect of adjustments	(1,951)	(554)	(7,659)	(582)
Adjusted net income	$162,042	$112,383	$325,346	$216,962
Net income annualized	626,452	445,946	557,321	432,249
Adjusted net income annualized	649,949	450,767	656,084	437,520
Total average assets	46,679,769	31,502,758	46,239,640	31,374,944
Return on average assets	1.34%	1.42%	1.21%	1.38%
Adjusted return on average assets (annualized)	1.39	1.43	1.42	1.39

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended
(dollars in thousands)	June 30, 2019	March 31, 2019	June 30, 2018
Adjusted return on average common equity and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$153,034	$117,036	$108,622
Subtract: Income tax expense, net related to State Tax Reform	—	—	(608)
Add: Merger-related expense	7,401	49,738	—
Subtract: Litigation settlement/contingency expense	—	—	(1,400)
Add: Restructuring charges, net	18	19	103
Add: Fair value adjustment to Visa derivative	—	—	2,328
Add/subtract: Investment securities losses (gains), net	1,845	(75)	1,296
Subtract/add: (Increase) decrease in fair value of private equity investments, net	(1,455)	(858)	37
Subtract: Tax effect of adjustments	(1,951)	(5,705)	(554)
Net income available to common shareholders	$158,892	$160,155	$109,824

Adjusted net income available to common shareholders' annualized	$637,314	$649,518	$440,502
Add: Amortization of intangibles	7,250	10,317	896
Adjusted net income available to common shareholders excluding amortization of intangibles annualized	$644,564	$659,835	$441,398

Total average shareholders' equity less preferred stock	$4,416,705	$4,321,561	$2,831,368
Subtract: Goodwill	(487,601)	(480,215)	(57,315)
Subtract: Other intangible assets, net	(69,853)	(75,191)	(10,555)
Total average tangible shareholders' equity less preferred stock	$3,859,251	$3,766,155	$2,763,498
Return on average common equity (annualized)	13.90%	10.98%	15.39%
Adjusted return on average common equity (annualized)	14.43	15.03	15.56
Adjusted return on average tangible common equity (annualized)	16.70	17.52	15.97

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
(in thousands)	June 30, 2019	March 31, 2019	December 31, 2018	June 30, 2018
Period-end core deposits and core transaction deposits
Total deposits	$37,966,722	$38,075,190	$26,720,322	$26,442,688
Subtract: Brokered deposits	(3,003,544)	(2,709,004)	(1,548,030)	(1,851,010)
Core deposits	34,963,178	35,366,186	25,172,292	24,591,678
Subtract: Time deposits, excluding brokered deposits	(7,342,951)	(7,568,079)	(3,685,867)	(3,275,932)
Subtract: Public funds	(4,351,304)	(4,630,022)	(2,374,892)	(2,224,631)
Core transaction deposits	$23,268,923	$23,168,085	$19,111,533	$19,091,115

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
(dollars in thousands)	June 30, 2019	March 31, 2019	June 30, 2018
Tangible common equity ratio
Total assets	$47,318,203	$46,630,025	$31,740,305
Subtract: Goodwill	(492,390)	(485,000)	(57,315)
Subtract: Other intangible assets, net	(61,473)	(74,683)	(10,458)
Tangible assets	$46,764,340	$46,070,342	$31,672,532
Total shareholders' equity	$4,753,816	$4,597,753	$3,167,694
Subtract: Goodwill	(492,390)	(485,000)	(57,315)
Subtract: Other intangible assets, net	(61,473)	(74,683)	(10,458)
Subtract: Preferred Stock, no par value	(195,140)	(195,140)	(321,118)
Tangible common equity	$4,004,813	$3,842,930	$2,778,803
Total shareholders' equity to total assets ratio	10.05%	9.86%	9.98%
Tangible common equity ratio	8.56	8.34	8.77

CET1 ratio (fully phased-in)
CET1	$3,899,532
Total risk-weighted assets	40,562,547
Total risk-weighted assets (fully phased-in)	40,630,953
CET1 ratio	9.61%
CET1 ratio (fully phased-in)	9.60

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

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
Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect of Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations and financial condition for any particular period. For additional information, see "Note 12 - Commitments and Contingencies" of this Report, which Note is incorporated herein by this reference.
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
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:
On June 17, 2019, the Company announced that the Board increased its prior $400 million share repurchase authorization to $725 million for the year 2019.

Share Repurchases
(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2019	—	$—	—	$80,002
May 2019	137	36.52	137	75,002
June 2019	595	33.58	595	380,014
Total	732	$37.71	732

(1) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

The foregoing repurchases during the second quarter of 2019 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The timing and amount of future repurchases under the share repurchase program will depend upon a variety of factors, including market conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by us and applicable law and regulations.

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

3.6
Articles of Amendment to the Amended and Restated Articles of Incorporation of Synovus, incorporated by reference to Exhibit 3.1 of Synovus' Current Report on Form 8-K dated July 1, 2019, as filed with the SEC on July 1, 2019.

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

SYNOVUS FINANCIAL CORP.

August 2, 2019	By:	/s/ Andrew J. Gregory, Jr.
Date		Andrew J. Gregory, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)