Form 10-Q
period 2019-09-30
SYNOVUS FINANCIAL CORP
filed 2019-11-05
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
Commission file number 1-10312

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 31, 2019, 146,544,786 shares of the registrant's common stock, $1.00 par value, were outstanding.

SYNOVUS FINANCIAL CORP.
INDEX OF DEFINED TERMS
ACL – Allowance for credit losses
AICPA – American Institute of Certified Public Accountants
ALCO – Synovus' Asset Liability Management Committee
ALL – Allowance for loan losses
AOCI – Accumulated other comprehensive income
Acquisition Date – Effective January 1, 2019, Synovus completed its acquisition of FCB Financial Holdings, Inc.
ARRC – Alternative Reference Rates Committee
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
Federal Reserve Bank – The 12 banks that are the operating arms of the U.S. central bank. They implement the policies of the Federal Reserve Board and also conduct economic research
Federal Reserve Board – The 7-member Board of Governors that oversees the Federal Reserve System, establishes monetary policy (interest rates, credit, etc.), and monitors the economic health of the country. Its members are appointed by the President subject to Senate confirmation, and serve 14-year terms
Federal Reserve System – The 12 Federal Reserve Banks, with each one serving member banks in its own district. This system, supervised by the Federal Reserve Board, has broad regulatory powers over the money supply and the credit structure

i

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
Global One – Entaire Global Companies, Inc., the parent company of Global One Financial, Inc., as acquired by Synovus on October 1, 2016. Throughout this Report, we refer to this acquired entity as "Global One"
HELOC – Home equity line of credit
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
PCD – Purchased Credit Deteriorated
PCI – Purchased Credit Impaired
ROU – Right-of-use
SBA – Small Business Administration
SEC – U.S. Securities and Exchange Commission
Securities Act – Securities Act of 1933, as amended
Series C Preferred Stock – Synovus' Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, $25 liquidation preference
Series D Preferred Stock – Synovus' Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, $25 liquidation preference

ii

Series E Preferred Stock – Synovus' Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E, $25 liquidation preference
SOFR – Secured Overnight Financing Rate
Synovus – Synovus Financial Corp.
Synovus Bank – A Georgia state-chartered bank and wholly-owned subsidiary of Synovus, through which Synovus conducts its banking operations
Synovus' 2018 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2018
Synovus Mortgage – Synovus Mortgage Corp., a wholly-owned subsidiary of Synovus Bank
Synovus Securities – Synovus Securities, Inc., a wholly-owned subsidiary of Synovus
Synovus Trust – Synovus Trust Company, N.A., a wholly-owned subsidiary of Synovus Bank
TARP Warrant – A warrant issued to the Treasury by Synovus to purchase up to 2,215,820 shares of Synovus common stock at a per share exercise price of $65.52 expiring on December 19, 2018, as was issued by Synovus to Treasury in 2008 in connection with the Capital Purchase Program, promulgated under the Emergency Stabilization Act of 2008
TDR – Troubled debt restructuring (as defined in ASC 310-40)
the Treasury – United States Department of the Treasury
UPB – Unpaid principal balance
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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$611,496	$468,426
Interest-bearing funds with Federal Reserve Bank	480,913	641,476
Interest earning deposits with banks	20,086	19,841
Federal funds sold and securities purchased under resale agreements	69,975	13,821
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	1,182,470	1,143,564
Investment securities available for sale, at fair value	6,892,162	3,991,632
Mortgage loans held for sale, at fair value	129,415	37,129
Loans	36,417,826	25,946,573
Allowance for loan losses	(265,013)	(250,555)
Loans, net	36,152,813	25,696,018
Cash surrender value of bank-owned life insurance	771,458	554,134
Premises and equipment, net	487,053	434,307
Goodwill	487,865	57,315
Other intangible assets	58,572	9,875
Other assets	1,499,374	745,218
Total assets	$47,661,182	$32,669,192
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$9,586,148	$7,650,967
Interest-bearing deposits	27,846,922	19,069,355
Total deposits	37,433,070	26,720,322
Federal funds purchased and securities sold under repurchase agreements	197,419	237,692
Other short-term borrowings	2,233,593	650,000
Long-term debt	2,153,600	1,657,157
Other liabilities	774,662	270,419
Total liabilities	42,792,344	29,535,590
Shareholders' Equity
Preferred stock - no par value. Authorized 100,000,000 shares; 22,000,000 shares issued and outstanding at September 30, 2019, 8,000,000 shares issued and outstanding at December 31, 2018	536,550	195,140
Common stock - $1.00 par value. Authorized 342,857,143 shares; 166,201,048 issued at September 30, 2019 and 143,300,449 issued at December 31, 2018; 147,594,000 outstanding at September 30, 2019 and 115,865,510 outstanding at December 31, 2018	166,201	143,300
Additional paid-in capital	3,801,158	3,060,561
Treasury stock, at cost – 18,607,048 shares at September 30, 2019 and 27,434,939 shares at December 31, 2018	(680,081)	(1,014,746)
Accumulated other comprehensive income (loss), net	75,933	(94,420)
Retained earnings	969,077	843,767
Total shareholders’ equity	4,868,838	3,133,602
Total liabilities and shareholders' equity	$47,661,182	$32,669,192

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Interest income:
Loans, including fees	$463,437	$314,639	$1,368,769	$900,035
Investment securities available for sale	53,761	24,164	156,493	71,976
Mortgage loans held for sale	978	578	2,122	1,514
Federal Reserve Bank balances	2,288	2,376	8,659	6,944
Other earning assets	2,951	2,185	8,342	6,442
Total interest income	523,415	343,942	1,544,385	986,911
Interest expense:
Deposits	94,082	39,219	274,466	98,195
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	7,843	940	18,599	2,744
Long-term debt	19,393	12,164	54,785	35,492
Total interest expense	121,318	52,323	347,850	136,431
Net interest income	402,097	291,619	1,196,535	850,480
Provision for loan losses	27,562	14,982	63,250	39,548
Net interest income after provision for loan losses	374,535	276,637	1,133,285	810,932
Non-interest income:
Service charges on deposit accounts	22,952	20,582	65,805	60,521
Fiduciary and asset management fees	14,686	13,462	42,743	40,881
Card fees	12,297	10,608	34,334	31,640
Brokerage revenue	11,071	9,041	30,502	26,125
Mortgage banking income	10,351	5,290	23,313	15,177
Capital markets income	7,396	1,155	21,557	3,826
Income from bank-owned life insurance	5,139	3,771	15,605	11,720
Investment securities losses, net	(3,731)	—	(5,502)	(1,296)
Other non-interest income	8,599	7,759	29,588	23,507
Total non-interest income	88,760	71,668	257,945	212,101
Non-interest expense:
Salaries and other personnel expense	142,516	114,341	424,952	339,924
Net occupancy and equipment expense	41,017	32,088	119,262	96,222
Third-party processing expense	18,528	14,810	55,403	43,822
Professional fees	9,719	6,298	25,379	18,087
FDIC insurance and other regulatory fees	7,242	6,430	21,872	19,765
Advertising expense	5,950	3,735	16,996	14,046
Amortization of intangibles	2,901	292	8,702	875
Merger-related expense	353	6,684	57,493	6,684
Earnout liability adjustments	10,457	11,652	10,457	11,652
Loss on early extinguishment of debt, net	4,592	—	4,592	—
Other operating expenses	33,035	23,967	87,739	68,454
Total non-interest expense	276,310	220,297	832,847	619,531
Income before income taxes	186,985	128,008	558,383	403,502
Income tax expense	51,259	18,949	146,287	80,095
Net income	135,726	109,059	412,096	323,407
Less: Preferred stock dividends and redemption charge	8,291	9,729	14,591	14,848
Net income available to common shareholders	$127,435	$99,330	$397,505	$308,559
Net income per common share, basic	$0.84	$0.85	$2.53	$2.61
Net income per common share, diluted	0.83	0.84	2.51	2.60
Weighted average common shares outstanding, basic	152,238	117,241	156,819	118,096
Weighted average common shares outstanding, diluted	154,043	118,095	158,595	118,847

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,
	2019			2018
(in thousands)	Before-tax Amount	Tax Effect	Net of Tax Amount	Before-tax Amount	Tax Effect	Net of Tax Amount
Net income	$186,985	$(51,259)	$135,726	$128,008	$(18,949)	$109,059
Net unrealized gains (losses) on investment securities available for sale:
Reclassification adjustment for net losses realized in net income	3,731	(966)	2,765	—	—	—
Net unrealized holding gains (losses) arising during the period	33,919	(8,786)	25,133	(24,210)	6,270	(17,940)
Net unrealized gains (losses)	37,650	(9,752)	27,898	(24,210)	6,270	(17,940)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses), net arising during the period	(1,182)	306	(876)	—	—	—
Post-retirement unfunded health benefit:
Reclassification adjustment for gains realized in net income	—	—	—	(35)	9	(26)
Actuarial losses arising during the period	(510)	132	(378)	(46)	12	(34)
Net decrease in unrealized gains	(510)	132	(378)	(81)	21	(60)
Other comprehensive income (loss)	$35,958	$(9,314)	$26,644	$(24,291)	$6,291	$(18,000)
Comprehensive income			$162,370			$91,059

	Nine Months Ended September 30,
	2019			2018
(in thousands)	Before-tax Amount	Tax Effect	Net of Tax Amount	Before-tax Amount	Tax Effect	Net of Tax Amount
Net income	$558,383	$(146,287)	$412,096	$403,502	$(80,095)	$323,407
Net unrealized gains (losses) on investment securities available for sale:
Reclassification adjustment for net losses realized in net income	5,502	(1,425)	4,077	1,296	(336)	960
Net unrealized holding gains (losses) arising during the period	226,160	(58,574)	167,586	(111,131)	28,782	(82,349)
Net unrealized gains (losses)	231,662	(59,999)	171,663	(109,835)	28,446	(81,389)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses), net arising during the period	(1,182)	306	(876)	—	—	—
Post-retirement unfunded health benefit:
Reclassification adjustment for net gains realized in net income	(70)	14	(56)	(103)	31	(72)
Actuarial losses arising during the period	(510)	132	(378)	(46)	12	(34)
Net decrease in unrealized gains	(580)	146	(434)	(149)	43	(106)
Other comprehensive income (loss)	$229,900	$(59,547)	$170,353	$(109,984)	$28,489	$(81,495)
Comprehensive income			$582,449			$241,912

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, July 1, 2019	$195,140	$166,080	$3,801,748	$(344,901)	$49,289	$886,460	$4,753,816
Net income	—	—	—	—	—	135,726	135,726
Other comprehensive income (loss), net of income taxes	—	—	—	—	26,644	—	26,644
Cash dividends declared on common stock - $0.30 per share	—	—	—	—	—	(44,476)	(44,476)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(8,291)	(8,291)
Issuance of Series E Preferred Stock, net of issuance costs	341,410	—	—	—	—	—	341,410
Repurchases of common stock including costs to repurchase	—	—	—	(343,690)	—	—	(343,690)
Restricted share unit vesting and taxes paid related to net share settlement	—	9	219	—	—	(326)	(98)
Stock options exercised	—	112	2,514	—	—	—	2,626
Warrants exercised with net settlement and common stock reissued	—	—	(8,494)	8,510	—	(16)	—
Share-based compensation expense	—	—	5,171	—	—	—	5,171
Balance, September 30, 2019	$536,550	$166,201	$3,801,158	$(680,081)	$75,933	$969,077	$4,868,838

Balance, July 1, 2018	$321,118	$143,078	$3,045,014	$(916,484)	$(125,720)	$700,688	$3,167,694
Net income	—	—	—	—	—	109,059	109,059
Other comprehensive income (loss), net of income taxes	—	—	—	—	(18,000)	—	(18,000)
Cash dividends declared on common stock - $0.25 per share	—	—	—	—	—	(29,211)	(29,211)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(5,709)	(5,709)
Redemption of Series C Preferred Stock	(125,980)	—	—	—	—	(4,020)	(130,000)
Repurchases of common stock including costs to repurchase	—	—	—	(57,994)	—	—	(57,994)
Restricted share unit vesting and taxes paid related to net share settlement	—	4	(135)	—	—	—	(131)
Stock options exercised	—	11	170	—	—	—	181
Share-based compensation expense	—	—	4,184	—	—	—	4,184
Balance, September 30, 2018	$195,138	$143,093	$3,049,233	$(974,478)	$(143,720)	$770,807	$3,040,073

(1) For the three months ended September 30, 2019, dividends per share were $0.39 and $0.37 for Series D and Series E Preferred Stock, respectively. For the three months ended September 30, 2018, dividends per share were $0.49 and $0.39 for Series C and Series D Preferred Stock, respectively.

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2018	$195,140	$143,300	$3,060,561	$(1,014,746)	$(94,420)	$843,767	$3,133,602
Cumulative-effect adjustment from adoption of ASU 2016-02	—	—	—	—	—	4,270	4,270
Net income	—	—	—	—	—	412,096	412,096
Other comprehensive income (loss), net of income taxes	—	—	—	—	170,353	—	170,353
FCB Acquisition:
Issuance of common stock, net of issuance costs	—	22,043	682,103	—	—	—	704,146
Common stock reissued	—	—	—	1,014,746	—	(137,176)	877,570
Fair value of exchanged equity awards and warrants attributed to purchase price	—	—	43,972	—	—	—	43,972
Cash dividends declared on common stock - $0.90 per share	—	—	—	—	—	(138,947)	(138,947)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(14,591)	(14,591)
Issuance of Series E Preferred Stock, net of issuance costs	341,410	—	—	—	—	—	341,410
Repurchases of common stock including costs to repurchase	—	—	—	(688,860)	—	—	(688,860)
Restricted share unit vesting and taxes paid related to net share settlement	—	294	(8,709)	—	—	(326)	(8,741)
Stock options exercised	—	564	10,598	—	—	—	11,162
Warrants exercised with net settlement and common stock reissued	—	—	(8,763)	8,779	—	(16)	—
Share-based compensation expense	—	—	21,396	—	—	—	21,396
Balance, September 30, 2019	$536,550	$166,201	$3,801,158	$(680,081)	$75,933	$969,077	$4,868,838

Balance, December 31, 2017	$125,980	$142,678	$3,043,129	$(839,674)	$(54,754)	$544,207	$2,961,566
Cumulative-effect adjustment from adoption of ASU 2014-09	—	—	—	—	—	(685)	(685)
Reclassification from adoption of ASU 2018-02	—	—	—	—	(7,588)	7,588	—
Cumulative-effect adjustment from adoption of ASU 2016-01	—	—	—	—	117	(117)	—
Net income	—	—	—	—	—	323,407	323,407
Other comprehensive income (loss), net of income taxes	—	—	—	—	(81,495)	—	(81,495)
Cash dividends declared on common stock - $0.75 per share	—	—	—	—	—	(88,396)	(88,396)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(10,828)	(10,828)
Redemption of Series C Preferred Stock	(125,980)	—	—	—	—	(4,020)	(130,000)
Issuance of Series D Preferred Stock, net of issuance costs	195,138	—	—	—	—	—	195,138
Repurchases of common stock including costs to repurchase	—	—	—	(134,804)	—	—	(134,804)
Restricted share unit vesting and taxes paid related to net share settlement	—	293	(8,355)	—	—	(349)	(8,411)
Stock options exercised	—	122	1,955	—	—	—	2,077
Share-based compensation expense	—	—	12,504	—	—	—	12,504
Balance, September 30, 2018	$195,138	$143,093	$3,049,233	$(974,478)	$(143,720)	$770,807	$3,040,073

(1) For the nine months ended September 30, 2019, dividends per share were $1.17 and $0.37 for Series D and Series E Preferred Stock, respectively. For the nine months ended September 30, 2018, dividends per share were $1.47 and $0.39 for Series C and Series D Preferred Stock, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2019(1)	2018
Operating Activities
Net income	$412,096	$323,407
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	63,250	39,548
Depreciation, amortization, and accretion, net	8,969	41,716
Deferred income tax expense	42,594	9,360
Originations of mortgage loans held for sale	(603,086)	(429,531)
Proceeds from sales of mortgage loans held for sale	527,354	449,651
Gain on sales of mortgage loans held for sale, net	(15,453)	(9,886)
Increase in other assets	(135,448)	(64,765)
Increase in other liabilities	32,345	17,690
Investment securities losses, net	5,502	1,296
Loss on early extinguishment of debt, net	4,592	—
Share-based compensation expense	21,396	12,504
Net cash provided by operating activities	364,111	390,990
Investing Activities
Net cash received in business combination, net of cash paid	201,100	—
Proceeds from maturities and principal collections of investment securities available for sale	780,538	457,151
Proceeds from sales of investment securities available for sale	2,002,137	35,066
Purchases of investment securities available for sale	(3,160,139)	(510,797)
Proceeds from sales of loans	71,530	15,454
Proceeds from sales of other real estate and other assets	15,859	8,676
Net increase in loans excluding loans acquired in business combination	(1,278,772)	(842,383)
Net (purchases) redemptions of Federal Home Loan Bank stock	(75,735)	(26,343)
Net (purchases) redemptions of Federal Reserve Bank stock	(45,856)	8,500
Proceeds from settlements of bank-owned life insurance policies	15,208	1,783
Net increase in premises and equipment	(40,195)	(39,034)
Net cash used in investing activities	(1,514,325)	(891,927)
Financing Activities
Net (decrease) increase in deposits	(185,362)	285,342
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(69,412)	29,955
Net change in other short-term borrowings	1,582,000	378,540
Repayments and redemption of long-term debt	(157,226)	(2,230,052)
Proceeds from issuance of long-term debt, net	497,045	2,280,000
Dividends paid to common shareholders	(123,446)	(77,020)
Dividends paid to preferred shareholders	(9,450)	(10,828)
Proceeds from issuance of preferred stock	341,410	195,138
Redemption of preferred stock	—	(130,000)
Stock options and warrants exercised	11,162	2,077
Repurchase of common stock	(688,860)	(134,804)
Taxes paid related to net share settlement of equity awards	(8,741)	(8,411)
Net cash provided by financing activities	1,189,120	579,937
Increase in cash and cash equivalents including restricted cash	38,906	79,000
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	1,143,564	932,933
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$1,182,470	$1,011,933

Supplemental Disclosures:
Income taxes paid	$88,480	$40,340
Interest paid	350,388	122,182
Non-cash Activities
Common stock issued, treasury stock reissued, equity awards/warrants exchanged to acquire FCB	1,625,688	—
Premises and equipment transferred to other assets held for sale	—	785
Loans foreclosed and transferred to other real estate	14,084	11,280
Subtopic 825-10 equity investment securities available for sale transferred to other assets	—	3,162
Dividends declared on common stock during the period but paid after period-end	44,476	29,211
Dividends declared on preferred stock during the period but paid after period-end	5,141	—

(1) Where applicable, changes for balances as of September 30, 2019, compared to December 31, 2018, exclude amounts acquired on the Acquisition Date.
See accompanying notes to unaudited interim consolidated financial statements.

Notes to Unaudited Interim Consolidated Financial Statements
Note 1 - Basis of Presentation
General
The accompanying unaudited interim consolidated financial statements of Synovus Financial Corp. include the accounts of the Parent Company and its consolidated subsidiaries. Synovus Financial Corp. is a financial services company based in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and retail banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, premium finance, asset-based lending, structured lending, and international banking. Synovus Bank is positioned in markets in the Southeast, with 298 branches and 386 ATMs in Alabama, Florida, Georgia, South Carolina, and Tennessee.
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
Material estimates that are particularly susceptible to change relate to the determination of the ALL; estimates of fair value; income taxes; and contingent liabilities including legal matters, among others.
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
Due to the significant difference in accounting for ASC 310-30 loans, Synovus believes inclusion of these loans in certain asset quality ratios that reflect NPAs in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because loan level charge-offs related to ASC 310-30 loans are not recognized in the financial statements until the cumulative amounts exceed the original loss projections on a pool basis, the net charge-off ratio is inconsistent with the net charge-off ratio for other loan portfolios. The inclusion of ASC 310-30 loans in certain asset quality ratios could result in a lack of comparability across quarters or years, and could impact comparability with other portfolios that were not impacted by ASC 310-30 accounting. Synovus believes that presenting certain loan and asset quality disclosures separately for ASC 310-20 and ASC 310-30 loans, and/or excluding ASC 310-30 loans, where appropriate and indicated within each table, provides better perspective into underlying trends related to the quality of its loan portfolio.
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
Service Charges on Deposit Accounts: Revenue from service charges on deposit accounts is earned through cash management, wire transfer, and other deposit-related services, as well as overdraft, NSF, account management and other deposit-related fees. Revenue is recognized for these services either over time, corresponding with deposit accounts' monthly cycle, or at a point in time for transaction-related services and fees. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers' accounts.
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
Capital Markets Income: Investment banking income, a component of capital markets income, is comprised primarily of securities underwriting fees and remarketing fees. Synovus assists corporate clients in raising capital by offering equity or debt securities to potential investors. The transaction fees are based on a percentage of the total transaction amount. The underwriting and remarketing fees are recognized on the trade date when the securities are sold to third-party investors with payment received on the settlement date.
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
Other Fees (included in other non-interest income on the consolidated statements of income): Other fees within the scope of ASC Topic 606 primarily consist of revenues generated from safe deposit box rental fees and lockbox services. Fees are recognized over time, on a monthly basis, as Synovus' performance obligation for services is satisfied. Payment is received upfront for safe deposit box rentals and in the following month for lockbox services.
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
Recently Issued Accounting Standards Not Yet Adopted
ASU 2016-13, Financial Instruments-Credit Losses (CECL). In June 2016, the FASB issued new guidance (CECL) related to credit losses. CECL (and all subsequent ASUs on this topic) replaces the existing incurred loss impairment guidance with an expected credit loss methodology. CECL will require management’s estimate of credit losses over the full remaining expected life of loans and other financial instruments. For Synovus, CECL will apply to loans, unfunded loan commitments, and debt securities available for sale and will be adopted on January 1, 2020. Upon adoption, for non-PCI (non-PCD under CECL) assets, Synovus will record a cumulative-effect adjustment to beginning retained earnings. In addition, CECL provides for a simplified accounting model for purchased financial assets with a more-than-insignificant amount of credit deterioration since their origination (PCD assets). The initial estimate of expected credit losses on PCD assets will be recognized through the ACL with an offset to the cost basis of the related financial asset at adoption.
Synovus is continuing its implementation efforts which are led by a cross-functional steering committee. The committee meets periodically to discuss the latest developments and ensure progress compared to the planned timeline. Synovus shifted from limited to more comprehensive parallel testing during the third quarter of 2019.  The results continue to be utilized to refine our models and estimation techniques.  Documentation of new methodologies and internal controls that will be implemented as part of CECL as well as model validation is also in process. Implementation status updates are provided quarterly to executive management and the Audit Committee of Synovus' Board of Directors.
Upon adoption of CECL, Synovus expects the ACL (allowance for credit losses which will apply to debt securities as well as loans and unfunded loan commitments) may increase by 40% to 60% compared to the incurred loss method. The increase is primarily driven by two factors:

•	the establishment of reserves for acquired loans independent of the fair value discount; and

•	longer duration consumer loans, due to the difference between loss emergence periods currently used versus the remaining life of the asset required under CECL.

We expect the adoption impact of classifying PCI assets as PCD assets to represent approximately half of the ACL increase but, as previously noted, is not expected to impact equity. Additionally, the regulatory transition rules allow for a three-year phase-in of the day-one regulatory capital effects. Due to the combination of these factors, Synovus does not expect CECL adoption to have a material impact on regulatory capital ratios. However, Synovus is still in the process of refining estimates and these estimates involve significant judgment. The estimates provided above are subject to substantial change and will ultimately depend upon the composition of the loan portfolio, as well as economic conditions and forecasts at the time of CECL adoption.

Note 2 - Acquisitions
Acquisition of FCB Financial Holdings, Inc.
Effective January 1, 2019 (the "Acquisition Date"), Synovus completed its acquisition of all of the outstanding stock of FCB, a bank holding company based in Weston, Florida, for total consideration of $1.63 billion. Effective January 1, 2019, FCB's wholly-owned banking subsidiary, Florida Community Bank, National Association, merged into Synovus Bank. On the Acquisition Date, the preliminary estimated fair values of FCB included approximately $12.4 billion of identifiable assets, $9.3 billion in loans, and $10.9 billion in deposits. With the addition of FCB and its 51 full service banking centers, Synovus expanded its deposit base in the Southeast. The addition of FCB elevated Synovus' growth profile through a deepened presence in high-growth Florida markets. Conversion of FCB systems occurred during the second quarter of 2019. The results of FCB's operations are included in Synovus' consolidated financial statements since the Acquisition Date.
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
Preliminary goodwill of $430.6 million was recorded as a result of the transaction and is not-deductible for tax purposes. FCB's $19.6 million of merger-based success fees payable to third-party advisors and investment bankers were accounted for as part of the business combination and an assumed liability. Since the success fees payable by FCB were contingent upon the consummation of the merger, the expense was recognized as an "on the line" expense with no expense recognition in either the pre- or post-acquisition financials of FCB or Synovus. The following table reflects the consideration transferred for FCB's net assets and the identifiable assets purchased and liabilities assumed at their estimated fair values as of January 1, 2019. These fair value measurement estimates are based on third-party and internal valuations and reflect immaterial measurement period adjustments to the amounts reported as of March 31, 2019 (the income statement impact of such adjustments was immaterial).

(in thousands)
Consideration transferred:
Synovus common stock issued and reissued from treasury attributed to purchase price(1)		$1,582,133
Cash payments to FCB stockholders attributed to purchase price(2)		173
Fair value of exchanged employee and director equity awards and FCB warrants attributed to purchase price(1)		43,972
Total purchase price		$1,626,278

Statement of Net Assets Acquired at Fair Value (Preliminary):
Assets
Cash and cash equivalents	$201,689
Investment securities available for sale	2,301,001
Loans	9,292,991
Cash surrender value of bank-owned life insurance	216,848
Premises and equipment	45,412
Core deposit intangible	57,400
Other assets	269,304
Total Assets	$12,384,645

Liabilities
Deposits	$10,930,724
Federal funds purchased and securities sold under repurchase agreements	29,139
Long-term debt	153,236
Other liabilities	75,818
Total Liabilities	$11,188,917

Fair value of net identifiable assets acquired		1,195,728
Preliminary goodwill		$430,550

(1)	Based on Synovus' closing stock price of $31.99 on December 31, 2018.
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

Loans: The Income Approach was utilized in accordance with ASC Topic 820 to estimate the fair value of the loans as of the Acquisition Date. The Income Approach utilizes a discounted cash flow method, to present value the expected cash flows using a market-based discount rate. The discounted cash flow model utilized the contractual loan data and market-based assumptions for prepayment rates, loss rates, and servicing fee, at the loan group level, to project expected loan cash flows as of the Acquisition Date. The acquired loans were grouped together based on the terms of the loans, variable or fixed interest rate, variable index rate, interest or principal only loans, payment plans and amortizing or non-amortizing loans. Total measurement period adjustments to date amounted to an increase in the fair value of loans of $5.2 million based on new information about facts and circumstances that existed prior to the Acquisition Date obtained during a subsequent sale of certain FCB acquired loans (primarily NPLs).

Core Deposit Intangible (CDI): This intangible asset represents the value of the relationships with deposit customers. The fair value of the core deposit intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative costs of funds, and the interest costs associated with the customer deposits. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. Since the Acquisition Date, Synovus made one measurement period adjustment to decrease the value of the CDI by $10.8 million, resulting in a CDI asset of $57.4 million.

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

The following table presents consolidated financial information included in Synovus' unaudited consolidated statements of income from the Acquisition Date through September 30, 2019 under the column "Actual from Acquisition Date." Synovus does not provide separate summary financial information of FCB from the Acquisition Date since it would be impracticable to do so as certain systems and processes were integrated during the second quarter of 2019. The following table also presents unaudited pro forma information as if the acquisition occurred on January 1, 2018 under the "Pro Forma" column. The unaudited pro forma results include the estimated impact of amortizing and accreting certain estimated purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans and deposits. Merger-related expenses that occurred at the effective time of the Merger, or subsequent to the Merger are not reflected in the unaudited pro forma amounts. Cost savings are also not reflected in the unaudited pro forma amounts for the nine months ended September 30, 2018. The pro forma information does not necessarily reflect the results of operations that would have occurred had Synovus merged with FCB at the beginning of 2018.

(in thousands)	Actual from Acquisition Date (January 1, 2019) through September 30, 2019(1)	Pro Forma for Nine Months Ended September 30, 2018
Net interest income	$1,196,535	$1,162,146
Non-interest income	257,945	236,042
Income before income taxes(1)	558,383	604,101
Net income available to common shareholders(1)	397,505	463,984

(1) Actual results for the nine months ended September 30, 2019 include pre-tax merger-related expense of $57.5 million.
In connection with the FCB acquisition, Synovus incurred merger-related expense totaling $0.4 million and $57.5 million for the three and nine months ended September 30, 2019, primarily related to employment compensation agreements, severance, professional services, and contract termination charges, including the payment of $21.8 million related to employment agreements of certain FCB executives. Merger-related expense for the three and nine months ended September 30, 2019 is presented in the table below:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Employment compensation agreements, severance, and other employee benefit costs	$—	$34,762
Professional fees	131	17,122
All other expense(1)	222	5,609
Total merger-related expense	$353	$57,493

(1) Primarily relates to fees associated with lease exit accruals, asset impairments related to the integration, and contract termination charges.
Acquisition of Global One
On October 1, 2016, Synovus completed its acquisition of all of the outstanding stock of Global One. Under the terms of the merger agreement, the purchase price included additional annual payments ("Earnout Payments") to Global One's former shareholders over a three to five-year period, with amounts based on a percentage of "Global One Earnings," as defined in the merger agreement. The Earnout Payments consist of shares of Synovus common stock as well as a smaller cash consideration component. During the three and nine months ended September 30, 2019 and 2018, Synovus recorded $10.5 million and $11.7 million, respectively, in increases to the earnout liability due to increased earnings projections of Global One. The total fair value of the earnout liability at September 30, 2019 was $24.8 million. During the fourth quarter of 2018, Synovus issued the second annual Earnout Payment of 199 thousand shares of Synovus common stock valued at $7.4 million and $1.2 million in cash.

Note 3 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at September 30, 2019 and December 31, 2018 are summarized below.

	September 30, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$19,782	$—	$—	$19,782
U.S. Government agency securities	35,497	1,388	(8)	36,877
Mortgage-backed securities issued by U.S. Government agencies	69,141	730	(190)	69,681
Mortgage-backed securities issued by U.S. Government sponsored enterprises	4,970,420	99,289	(4,208)	5,065,501
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	656,311	9,612	(1)	665,922
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	360,065	19,606	—	379,671
State and municipal securities	2,079	10	—	2,089
Asset-backed securities	497,045	9,442	(156)	506,331
Corporate debt securities	144,441	1,876	(9)	146,308
Total investment securities available for sale	$6,754,781	$141,953	$(4,572)	$6,892,162

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$123,436	$—	$(1,359)	$122,077
U.S. Government agency securities	38,021	361	—	38,382
Mortgage-backed securities issued by U.S. Government agencies	100,060	172	(3,027)	97,205
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,460,498	1,981	(63,829)	2,398,650
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,215,406	2,997	(29,885)	1,188,518
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	131,492	613	(2,240)	129,865
Corporate debt securities	17,000	150	(215)	16,935
Total investment securities available for sale	$4,085,913	$6,274	$(100,555)	$3,991,632

At September 30, 2019 and December 31, 2018, investment securities with a carrying value of $1.46 billion and $1.56 billion, respectively, were pledged to secure certain deposits and securities sold under repurchase agreements as required by law and contractual agreements.
Synovus has evaluated investment securities that are in an unrealized loss position as of September 30, 2019 and December 31, 2018 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in earnings. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses.
For investment securities that Synovus does not expect to sell, or it is not more likely than not it will be required to sell prior to recovery of its amortized cost basis, the credit component of an OTTI would be recognized in earnings and the non-credit component would be recognized in OCI. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of September 30, 2019, Synovus had 27 investment securities in a loss position for less than twelve months and 8 investment securities in a loss position for twelve months or longer. At December 31, 2018, Synovus had 9 investment securities in a loss position for less than twelve months and 123 investment securities in a loss position for twelve months or longer.
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
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018 are presented below.

	September 30, 2019
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agency securities	$1,046	$(8)	$—	$—	$1,046	$(8)
Mortgage-backed securities issued by U.S. Government agencies	3,381	(4)	11,333	(186)	14,714	(190)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	869,064	(2,271)	188,440	(1,937)	1,057,504	(4,208)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	527	(1)	—	—	527	(1)
Asset-backed securities	64,235	(156)	—	—	64,235	(156)
Corporate debt securities	1,991	(9)	—	—	1,991	(9)
Total	$940,244	$(2,449)	$199,773	$(2,123)	$1,140,017	$(4,572)

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$39,031	$(118)	$63,570	$(1,241)	$102,601	$(1,359)
Mortgage-backed securities issued by U.S. Government agencies	2,059	(2)	79,736	(3,025)	81,795	(3,027)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	130,432	(700)	2,105,358	(63,129)	2,235,790	(63,829)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	964,732	(29,885)	964,732	(29,885)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	58,998	(1,298)	44,220	(942)	103,218	(2,240)
Corporate debt securities	—	—	1,785	(215)	1,785	(215)
Total	$230,520	$(2,118)	$3,259,401	$(98,437)	$3,489,921	$(100,555)

The amortized cost and fair value by contractual maturity of investment securities available for sale at September 30, 2019 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at September 30, 2019
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$19,782	$—	$—	$—	$19,782
U.S. Government agency securities	585	4,926	29,986	—	35,497
Mortgage-backed securities issued by U.S. Government agencies	—	821	2,037	66,283	69,141
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	5,807	132,548	4,832,065	4,970,420
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	345	655,966	656,311
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	22,632	250,321	87,112	360,065
State and municipal securities	—	—	1,066	1,013	2,079
Asset-backed securities	—	—	377,474	119,571	497,045
Corporate debt securities	24,280	84,864	33,297	2,000	144,441
Total amortized cost	$44,647	$119,050	$827,074	$5,764,010	$6,754,781

Fair Value
U.S. Treasury securities	$19,782	$—	$—	$—	$19,782
U.S. Government agency securities	592	4,954	31,331	—	36,877
Mortgage-backed securities issued by U.S. Government agencies	—	825	2,077	66,779	69,681
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	5,811	135,778	4,923,912	5,065,501
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	353	665,569	665,922
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	23,152	264,048	92,471	379,671
State and municipal securities	—	—	1,069	1,020	2,089
Asset-backed securities	—	—	385,587	120,744	506,331
Corporate debt securities	24,421	85,851	34,045	1,991	146,308
Total fair value	$44,795	$120,593	$854,288	$5,872,486	$6,892,162

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the three and nine months ended September 30, 2019 and 2018 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Proceeds from sales of investment securities available for sale	$709,464	$—	$2,002,137	$35,066
Gross realized gains on sales	140	—	9,270	—
Gross realized losses on sales	(3,871)	—	(14,772)	(1,296)
Investment securities losses, net	$(3,731)	$—	$(5,502)	$(1,296)

Note 4 - Loans and Allowance for Loan Losses
The following tables provide a summary of current, accruing past due, and non-accrual loans separately reported by originated (loans originated, renewed, refinanced, modified, or otherwise underwritten by Synovus) and acquired loans from business combinations by portfolio class as of September 30, 2019 and December 31, 2018. See "Part I - Item 1. Financial Statements and Supplementary Data - Note 1 - Basis of Presentation" in this Report for more information on Synovus' accounting for purchased loans.

Current, Accruing Past Due, and Non-accrual Originated Loans
	September 30, 2019
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Commercial, financial and agricultural	$8,003,162	$15,997	$989	$16,986	$64,912	$8,085,060
Owner-occupied	5,572,063	6,068	1,617	7,685	9,222	5,588,970
Total commercial and industrial	13,575,225	22,065	2,606	24,671	74,134	13,674,030
Investment properties	6,055,365	1,714	902	2,616	378	6,058,359
1-4 family properties	634,144	2,928	834	3,762	2,218	640,124
Land and development	401,491	3,311	—	3,311	3,032	407,834
Total commercial real estate	7,091,000	7,953	1,736	9,689	5,628	7,106,317
Consumer mortgages	3,382,636	6,069	—	6,069	10,015	3,398,720
Home equity lines	1,596,081	7,354	38	7,392	12,590	1,616,063
Credit cards	262,724	2,657	2,493	5,150	—	267,874
Other consumer loans	2,261,276	18,527	780	19,307	4,736	2,285,319
Total consumer	7,502,717	34,607	3,311	37,918	27,341	7,567,976
Total loans	$28,168,942	$64,625	$7,653	$72,278	$107,103	$28,348,323	(1)

Current, Accruing Past Due, and Non-accrual Acquired Loans
	September 30, 2019
(in thousands)	Current	Accruing 30-89 Days Past Due(2)	Accruing 90 Days or Greater Past Due(2)	Total Accruing Past Due(2)	Non-accrual(2)	ASC 310-30 Loans	Discount/Premium	Total
Commercial, financial and agricultural	$658,014	$648	$—	$648	$5,000	$1,120,805	$(13,646)	$1,770,821
Owner-occupied	91,651	—	—	—	—	913,716	(4,946)	1,000,421
Total commercial and industrial	749,665	648	—	648	5,000	2,034,521	(18,592)	2,771,242
Investment properties	917,663	—	—	—	—	1,973,932	(15,191)	2,876,404
1-4 family properties	55,674	—	—	—	—	43,208	(242)	98,640
Land and development	114,642	—	—	—	—	92,829	(2,799)	204,672
Total commercial real estate	1,087,979	—	—	—	—	2,109,969	(18,232)	3,179,716
Consumer mortgages	97,107	—	—	—	—	2,045,872	(70,969)	2,072,010
Home equity lines	60,565	201	—	201	—	2,377	(4,114)	59,029
Other consumer loans	311	—	—	—	—	10,790	(934)	10,167
Total consumer	157,983	201	—	201	—	2,059,039	(76,017)	2,141,206
Total loans	$1,995,627	$849	$—	$849	$5,000	$6,203,529	$(112,841)	$8,092,164	(3)

Current, Accruing Past Due, and Non-accrual Loans
	December 31, 2018
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Commercial, financial and agricultural	$7,372,301	$7,988	$114	$8,102	$69,295	$7,449,698
Owner-occupied	5,317,023	5,433	81	5,514	8,971	5,331,508
Total commercial and industrial	12,689,324	13,421	195	13,616	78,266	12,781,206
Investment properties	5,557,224	1,312	34	1,346	2,381	5,560,951
1-4 family properties	674,648	2,745	96	2,841	2,381	679,870
Land and development	319,978	739	—	739	2,953	323,670
Total commercial real estate	6,551,850	4,796	130	4,926	7,715	6,564,491
Consumer mortgages	2,922,136	7,150	—	7,150	4,949	2,934,235
Home equity lines	1,496,562	7,092	28	7,120	12,114	1,515,796
Credit cards	252,832	3,066	2,347	5,413	—	258,245
Other consumer loans	1,894,352	17,604	1,098	18,702	3,689	1,916,743
Total consumer	6,565,882	34,912	3,473	38,385	20,752	6,625,019
Total loans	$25,807,056	$53,129	$3,798	$56,927	$106,733	$25,970,716	(4)

(1)	Total before net deferred fees and costs of $22.7 million.

(2)	For purposes of this table, non-performing and past due loans exclude acquired loans accounted for under ASC 310-30.

(3)	Represents $9.29 billion (at fair value) of loans acquired from FCB, net of paydowns and payoffs including maturities since Acquisition Date.

(4)	Total before net deferred fees and costs of $24.1 million.

Loans with carrying values of $11.77 billion and $8.40 billion were pledged as collateral for borrowings and capacity at September 30, 2019 and December 31, 2018, respectively, to the FHLB and Federal Reserve Bank.
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
In the following tables, consumer loans are generally assigned a risk grade similar to the classifications described above; however, upon reaching 90 days and 120 days past due, they are generally downgraded to Substandard and Loss, respectively, in accordance with the FFIEC Retail Credit Classification Policy. Additionally, in accordance with Interagency Supervisory Guidance, the risk grade classifications of consumer loans (consumer mortgages and HELOCs) secured by junior liens on 1-4 family residential properties also consider available information on the payment status of any associated senior liens with other financial institutions.

Originated Loan Portfolio Credit Exposure by Risk Grade
	September 30, 2019
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss(3)		Total
Commercial, financial and agricultural	$7,816,114	$104,214	$156,919	$7,813	$—		$8,085,060
Owner-occupied	5,493,248	19,647	76,002	73	—		5,588,970
Total commercial and industrial	13,309,362	123,861	232,921	7,886	—		13,674,030
Investment properties	6,007,116	20,549	30,694	—	—		6,058,359
1-4 family properties	628,631	3,558	7,935	—	—		640,124
Land and development	386,163	9,878	11,793	—	—		407,834
Total commercial real estate	7,021,910	33,985	50,422	—	—		7,106,317
Consumer mortgages	3,388,412	—	9,859	373	76		3,398,720
Home equity lines	1,600,061	—	14,683	21	1,298		1,616,063
Credit cards	265,382	—	822	—	1,670	(4)	267,874
Other consumer loans	2,280,305	—	5,014	—	—		2,285,319
Total consumer	7,534,160	—	30,378	394	3,044		7,567,976
Total loans	$27,865,432	$157,846	$313,721	$8,280	$3,044		$28,348,323	(5)

Acquired Loan Portfolio Credit Exposure by Risk Grade
	September 30, 2019
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful	Loss		Total
Commercial, financial and agricultural	$1,701,326	$48,615	$20,880	$—	$—		$1,770,821
Owner-occupied	971,075	24,039	5,307	—	—		1,000,421
Total commercial and industrial	2,672,401	72,654	26,187	—	—		2,771,242
Investment properties	2,842,820	27,488	6,096	—	—		2,876,404
1-4 family properties	98,316	—	324	—	—		98,640
Land and development	197,957	6,588	127	—	—		204,672
Total commercial real estate	3,139,093	34,076	6,547	—	—		3,179,716
Consumer mortgages	2,064,108	—	7,902	—	—		2,072,010
Home equity lines	58,983	—	46	—	—		59,029
Other consumer loans	10,167	—	—	—	—		10,167
Total consumer	2,133,258	—	7,948	—	—		2,141,206
Total loans	$7,944,752	$106,730	$40,682	$—	$—		$8,092,164	(6)

Loan Portfolio Credit Exposure by Risk Grade
	December 31, 2018
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss(3)		Total
Commercial, financial and agricultural	$7,190,517	$118,188	$140,218	$775	$—		$7,449,698
Owner-occupied	5,212,473	55,038	63,572	425	—		5,331,508
Total commercial and industrial	12,402,990	173,226	203,790	1,200	—		12,781,206
Investment properties	5,497,344	40,516	23,091	—	—		5,560,951
1-4 family properties	663,692	6,424	9,754	—	—		679,870
Land and development	297,855	12,786	13,029	—	—		323,670
Total commercial real estate	6,458,891	59,726	45,874	—	—		6,564,491
Consumer mortgages	2,926,712	—	7,425	98	—		2,934,235
Home equity lines	1,501,316	—	13,130	174	1,176		1,515,796
Credit cards	255,904	—	858	—	1,483	(4)	258,245
Other consumer loans	1,912,902	—	3,841	—	—		1,916,743
Total consumer	6,596,834	—	25,254	272	2,659		6,625,019
Total loans	$25,458,715	$232,952	$274,918	$1,472	$2,659		$25,970,716	(7)

(1)	Includes $249.8 million and $172.3 million of Substandard accruing loans at September 30, 2019 and December 31, 2018, respectively.

(2)	The loans within this risk grade are on non-accrual status and generally have an ALL equal to 50% of the loan amount.

(3)	The loans within this risk grade are on non-accrual status and have an ALL equal to the full loan amount.

(4)
Represent amounts that were 120 days past due. These credits are downgraded to the Loss category with an ALL equal to the full loan amount and are generally charged off upon reaching 181 days past due in accordance with the FFIEC Retail Credit Classification Policy.

(5)	Total before net deferred fees and costs of $22.7 million.

(6)	Represents $9.29 billion (at fair value) of loans acquired from FCB, net of paydowns and payoffs including maturities since Acquisition Date.

(7)	Total before net deferred fees and costs of $24.1 million.

Acquired loans
As discussed in "Part I - Item 1. Financial Statements and Supplementary Data - Note 2 - Acquisitions", on January 1, 2019, Synovus acquired loans from FCB with fair values of $9.29 billion net of total discount of $164.2 million.
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

The following table is a summary of changes in the accretable yield for all loans accounted for under ASC 310-30 for the nine months ended September 30, 2019.

(in thousands)	Nine Months Ended September 30, 2019
Beginning balance	$—
Additions	1,066,689
Transfers from non-accretable difference to accretable yield(1)	13,516
Accretion	(273,231)
Changes in expected cash flows not affecting non-accretable differences(2)	24,929
Ending balance	$831,903

(1) Represents improvement in the credit component of expected cash flows.
(2) Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, changes in interest rates and changes in prepayment assumptions.

The following tables detail the changes in the ALL by loan segment for the three and nine months ended September 30, 2019 and 2018.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For the Three Months Ended September 30, 2019
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$138,004	$63,463	$55,909	$257,376
Charge-offs	(15,425)	(3,275)	(6,026)	(24,726)
Recoveries	2,276	1,490	1,035	4,801
Provision for (reversal of) loan losses	17,156	280	10,126	27,562
Ending balance(1)	$142,011	$61,958	$61,044	$265,013
Ending balance: individually evaluated for impairment	$14,139	$1,184	$881	$16,204
Ending balance: collectively evaluated for impairment	$127,872	$60,774	$60,163	$248,809
Loans:
Ending balance: total loans(2)	$16,445,272	$10,286,033	$9,709,182	$36,440,487
Ending balance: individually evaluated for impairment	$139,160	$28,797	$31,459	$199,416
Ending balance: collectively evaluated for impairment(3)	$14,292,323	$8,163,218	$7,687,835	$30,143,376
Ending balance: acquired loans accounted for under ASC 310-30(4)	$2,013,789	$2,094,018	$1,989,888	$6,097,695

	As Of and For the Three Months Ended September 30, 2018
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$130,335	$75,205	$46,185	$251,725
Charge-offs	(13,526)	(1,077)	(3,993)	(18,596)
Recoveries	1,091	591	1,657	3,339
Provision for loan losses	11,417	(1,447)	5,012	14,982
Ending balance	$129,317	$73,272	$48,861	$251,450
Ending balance: individually evaluated for impairment	$9,108	$3,317	$970	$13,395
Ending balance: collectively evaluated for impairment	$120,209	$69,955	$47,891	$238,055
Loans:
Ending balance: total loans(5)(6)	$12,503,294	$6,712,406	$6,385,197	$25,600,897
Ending balance: individually evaluated for impairment	$102,671	$37,988	$28,963	$169,622
Ending balance: collectively evaluated for impairment	$12,400,623	$6,674,418	$6,356,234	$25,431,275

(1)	As of and for the three months ended September 30, 2019, there was no ALL for acquired loans accounted for under ASC 310-30.

(2)	Total before net deferred fees and costs of $22.7 million.

(3)	These loans are presented net of the remaining fair value discount of $7.0 million at September 30, 2019.

(4)	These loans are presented net of the remaining fair value discount of $105.8 million at September 30, 2019.

(5)	Total before net deferred fees and costs of $23.8 million.

(6)	As of and for the three months ended September 30, 2018, there were no PCI loans and no ALL for PCI loans.

Allowance for Loan Losses and Recorded Investment in Loans
	As Of and For the Nine Months Ended September 30, 2019
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$133,123	$68,796	$48,636	$250,555
Charge-offs	(39,558)	(5,369)	(17,363)	(62,290)
Recoveries	6,087	3,788	3,623	13,498
Provision for (reversal of) loan losses	42,359	(5,257)	26,148	63,250
Ending balance(1)	$142,011	$61,958	$61,044	$265,013
Ending balance: individually evaluated for impairment	$14,139	$1,184	$881	$16,204
Ending balance: collectively evaluated for impairment	$127,872	$60,774	$60,163	$248,809
Loans:
Ending balance: total loans(2)	$16,445,272	$10,286,033	$9,709,182	$36,440,487
Ending balance: individually evaluated for impairment	$139,160	$28,797	$31,459	$199,416
Ending balance: collectively evaluated for impairment(3)	$14,292,323	$8,163,218	$7,687,835	$30,143,376
Ending balance: acquired loans accounted for under ASC 310-30(4)	$2,013,789	$2,094,018	$1,989,888	$6,097,695

	As Of and For the Nine Months Ended September 30, 2018
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$126,803	$74,998	$47,467	$249,268
Charge-offs	(37,312)	(3,523)	(13,888)	(54,723)
Recoveries	5,086	7,555	4,716	17,357
Provision for (reversal of) loan losses	34,740	(5,758)	10,566	39,548
Ending balance	$129,317	$73,272	$48,861	$251,450
Ending balance: individually evaluated for impairment	$9,108	$3,317	$970	$13,395
Ending balance: collectively evaluated for impairment	$120,209	$69,955	$47,891	$238,055
Loans:
Ending balance: total loans(5)(6)	$12,503,294	$6,712,406	$6,385,197	$25,600,897
Ending balance: individually evaluated for impairment	$102,671	$37,988	$28,963	$169,622
Ending balance: collectively evaluated for impairment	$12,400,623	$6,674,418	$6,356,234	$25,431,275

(1)	As of and for the nine months ended September 30, 2019, there was no ALL for acquired loans accounted for under ASC 310-30.

(2)	Total before net deferred fees and costs of $22.7 million.

(3)	These loans are presented net of the remaining fair value discount of $7.0 million at September 30, 2019.

(4)	These loans are presented net of the remaining fair value discount of $105.8 million at September 30, 2019.

(5)	Total before net deferred fees and costs of $23.8 million.

(6)	As of and for the nine months ended September 30, 2018, there were no PCI loans and no ALL for PCI loans.

Below is a detailed summary of impaired loans (including TDRs) by class as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018. At September 30, 2019 and December 31, 2018, impaired loans of $69.4 million and $51.3 million, respectively, were on non-accrual status.

Impaired Loans (including accruing TDRs)
	September 30, 2019				December 31, 2018
		Recorded Investment				Recorded Investment
(in thousands)	Unpaid Principal Balance	Without an ALL	With an ALL	Related Allowance	Unpaid Principal Balance	Without an ALL	With an ALL	Related Allowance
Commercial, financial and agricultural	$104,229	$33,534	$55,413	$11,267	$65,150	$22,298	$34,222	$7,133
Owner-occupied	50,493	—	50,213	2,872	49,588	—	48,902	3,074
Total commercial and industrial	154,722	33,534	105,626	14,139	114,738	22,298	83,124	10,207
Investment properties	12,307	—	12,307	555	13,916	—	13,916	1,523
1-4 family properties	5,064	—	5,005	117	5,586	—	5,586	131
Land and development	12,752	1,055	10,430	512	16,283	265	13,431	944
Total commercial real estate	30,123	1,055	27,742	1,184	35,785	265	32,933	2,598
Consumer mortgages	18,881	874	17,707	372	19,506	—	19,506	343
Home equity lines	6,360	—	6,282	278	3,264	—	3,235	224
Other consumer loans	6,596	—	6,596	231	5,565	—	5,565	177
Total consumer	31,837	874	30,585	881	28,335	—	28,306	744
Total loans	$216,682	$35,463	$163,953	$16,204	$178,858	$22,563	$144,363	$13,549

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial, financial and agricultural	$85,487	$620	$61,254	$379
Owner-occupied	50,929	504	44,366	574
Total commercial and industrial	136,416	1,124	105,620	953
Investment properties	12,518	156	14,103	179
1-4 family properties	5,277	125	9,697	176
Land and development	11,375	32	16,822	62
Total commercial real estate	29,170	313	40,622	417
Consumer mortgages	19,278	206	19,966	226
Home equity lines	5,705	47	3,433	34
Other consumer loans	6,221	99	5,284	69
Total consumer	31,204	352	28,683	329
Total loans	$196,790	$1,789	$174,925	$1,699

(1)	Of the interest income recognized during the three months ended September 30, 2019 and 2018, cash-basis interest income was $310 thousand and $391 thousand, respectively.

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial, financial and agricultural	$82,745	$1,558	$69,546	$1,230
Owner-occupied	50,839	1,644	40,171	1,388
Total commercial and industrial	133,584	3,202	109,717	2,618
Investment properties	12,829	453	20,437	597
1-4 family properties	5,294	391	10,876	619
Land and development	11,166	101	17,807	212
Total commercial real estate	29,289	945	49,120	1,428
Consumer mortgages	19,627	635	20,397	621
Home equity lines	4,619	119	4,642	136
Other consumer loans	5,874	259	5,220	212
Total consumer	30,120	1,013	30,259	969
Total loans	$192,993	$5,160	$189,096	$5,015

(1)	Of the interest income recognized during the nine months ended September 30, 2019 and 2018, cash-basis interest income was $1.0 million and $926 thousand, respectively.
Information about Synovus' TDRs is presented in the following tables. Modifications of loans that are accounted for within a pool under ASC Topic 310-30 are excluded as TDRs. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a TDR. As a result, all such acquired loans that would otherwise meet the criteria for classification as a TDR are excluded from the tables below. The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the three and nine months ended September 30, 2019 and 2018 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Three Months Ended September 30, 2019
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	27	$2,577	$1,917	$4,494
Owner-occupied	7	2,822	861	3,683
Total commercial and industrial	34	5,399	2,778	8,177
Investment properties	4	385	—	385
1-4 family properties	4	766	—	766
Land and development	1	473	—	473
Total commercial real estate	9	1,624	—	1,624
Consumer mortgages	10	1,008	118	1,126
Home equity lines	25	364	1,635	1,999
Other consumer loans	27	473	1,222	1,695
Total consumer	62	1,845	2,975	4,820
Total TDRs	105	$8,868	$5,753	$14,621	(2)

	Three Months Ended September 30, 2018
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	7	$—	$565	$565
Owner-occupied	3	727	4,839	5,566
Total commercial and industrial	10	727	5,404	6,131
Investment properties	1	42	—	42
1-4 family properties	5	445	766	1,211
Land and development	1	—	71	71
Total commercial real estate	7	487	837	1,324
Consumer mortgages	2	670	—	670
Home equity lines	1	—	191	191
Other consumer loans	44	695	2,784	3,479
Total consumer	47	1,365	2,975	4,340
Total TDRs	64	$2,579	$9,216	$11,795	(3)

(1)
Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for each of the three months ended September 30, 2019 and 2018.

(2)    No net charge-offs were recorded during the three months ended September 30, 2019 upon restructuring of these loans.
(3)    Net charge-offs of $88 thousand were recorded during the three months ended September 30, 2018 upon restructuring of these loans.

TDRs by Concession Type	Nine Months Ended September 30, 2019
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	61	$5,703	$4,404	$10,107
Owner-occupied	13	4,854	861	5,715
Total commercial and industrial	74	10,557	5,265	15,822
Investment properties	6	1,048	—	1,048
1-4 family properties	14	2,072	—	2,072
Land and development	3	641	—	641
Total commercial real estate	23	3,761	—	3,761
Consumer mortgages	15	1,245	1,332	2,577
Home equity lines	50	2,686	1,740	4,426
Other consumer loans	79	1,167	3,599	4,766
Total consumer	144	5,098	6,671	11,769
Total TDRs	241	$19,416	$11,936	$31,352	(2)

	Nine Months Ended September 30, 2018
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	21	$—	$2,130	$2,130
Owner-occupied	9	5,526	5,523	11,049
Total commercial and industrial	30	5,526	7,653	13,179
Investment properties	4	6,053	2,215	8,268
1-4 family properties	12	1,408	1,259	2,667
Land and development	4	—	1,856	1,856
Total commercial real estate	20	7,461	5,330	12,791
Consumer mortgages	16	5,365	87	5,452
Home equity lines	4	172	339	511
Other consumer loans	75	1,621	3,606	5,227
Total consumer	95	7,158	4,032	11,190
Total TDRs	145	$20,145	$17,015	$37,160	(3)

(1)
Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for each of the nine months ended September 30, 2019 and 2018.

(2)	No net charge-offs were recorded during the nine months ended September 30, 2019 upon restructuring of these loans.

(3)	Net charge-offs of $88 thousand were recorded during the nine months ended September 30, 2018 upon restructuring of these loans.
For the three and nine months ended September 30, 2019 there were three defaults with a recorded investment of $321 thousand and four defaults with a recorded investment of $326 thousand, respectively, on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments). There were no defaults for the three months ended September 30, 2018 and eight defaults with a recorded investment of $10.5 million for the nine months ended September 30, 2018.
If, at the time a loan was designated as a TDR, the loan was not already impaired, the measurement of impairment that resulted from the TDR designation closely approximates the reserve derived through specific loan measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the ALL resulting from such TDR designation is not significant. At September 30, 2019, the ALL allocated to accruing TDRs totaling $130.0 million was $5.8 million compared to accruing TDRs of $115.6 million with an allocated ALL of $6.1 million at December 31, 2018. Non-accrual, non-homogeneous loans (commercial-type impaired loans greater than $1 million) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation. As of September 30, 2019 and December 31, 2018, there were no commitments to lend a material amount of additional funds to any customer whose loan was classified as a TDR.

Note 5 - Goodwill and Other Intangible Assets
Changes to the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2019 are provided in the following table. There were no changes to the carrying amount of goodwill during the year ended December 31, 2018.

(in thousands)	Synovus Bank Reporting Unit	Trust Services Reporting Unit	Total
Balance as of December 31, 2018	$32,884	$24,431	$57,315
Goodwill acquired during the year (preliminary allocation) and adjustments	430,550	—	430,550
Balance as of September 30, 2019	$463,434	$24,431	$487,865

Effective January 1, 2019, Synovus acquired FCB. In connection with the acquisition, Synovus recorded $430.6 million of goodwill based on Acquisition Date preliminary fair value estimates of the assets acquired and liabilities assumed in the business combination, including measurement period adjustments. Additionally, Synovus recorded a $57.4 million core deposit intangible asset on the Acquisition Date, including a measurement period adjustment. See "Part I - Item 1. Financial Statements and Supplementary Data - Note 2 - Acquisitions" in this Report for additional information on the FCB acquisition.
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
The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of September 30, 2019 and December 31, 2018, which primarily consist of core deposit intangible assets acquired in the FCB acquisition. Core deposit intangible assets were $49.6 million at September 30, 2019. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. Amortization expense recognized on intangible assets for the three and nine months ended September 30, 2019, was $2.9 million and $8.7 million, respectively. Amortization expense recognized on intangible assets for the three and nine months ended September 30, 2018 was $292 thousand and $875 thousand, respectively.

(in thousands)	September 30, 2019	December 31, 2018
Other intangible assets, gross carrying amount	$70,328	$12,928
Other intangible assets, accumulated amortization	(11,756)	(3,053)
Other intangible assets, net carrying amount	$58,572	$9,875

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
Repurchases of Common Stock
On June 17, 2019, Synovus announced that the Board of Directors increased its prior $400 million share repurchase authorization to $725 million for the year 2019. As of September 30, 2019, Synovus had repurchased under this program a total of $688.5 million, or 18.8 million shares of its common stock, at an average price of $36.55 per share.
Issuance of Series E Preferred Stock
On July 1, 2019, Synovus completed a $350 million public offering of Series E Preferred Stock. The offering generated net proceeds of $341.4 million. Dividends on the shares are non-cumulative and, if declared, will accrue and be payable, in arrears, quarterly at a rate per annum equal to 5.875% for each dividend period from the original issue date to, but excluding, July 1, 2024. From and including July 1, 2024, the dividend rate will change and reset every five years on July 1 at a rate equal to the five-year

U.S. Treasury Rate plus 4.127% per annum. The Series E Preferred Stock is redeemable at Synovus' option in whole or in part, from time to time, on July 1, 2024 or any subsequent reset date, or in whole but not in part, at any time within 90 days following a regulatory capital treatment event, in each case at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series E Preferred Stock has no preemptive or conversion rights. Except in limited circumstances, the Series E Preferred Stock does not have any voting rights.
Series D Preferred Stock
Synovus' outstanding $200 million Series D Preferred Stock, $25.00 per share liquidation preference, is reflected net of issuance costs at $195.1 million. Dividends on the shares are non-cumulative and, if declared, will accrue and be payable, in arrears, quarterly at a rate per annum equal to 6.300% for each dividend period from the original issue date to, but excluding, June 21, 2023. From and including June 21, 2023, the dividend rate will change to a floating rate equal to the three-month LIBOR plus a spread of 3.352% per annum. The Series D Preferred Stock is redeemable at Synovus' option in whole or in part, from time to time, on any dividend payment date on or after June 21, 2023, or in whole, but not in part, at any time within 90 days following a regulatory capital treatment event at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series D Preferred Stock has no preemptive or conversion rights. Except in limited circumstances, the Series D Preferred Stock does not have any voting rights.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2019 and 2018.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on investment securities available for sale(1)	Net unrealized gains (losses) on cash flow hedges(1)	Post-retirement unfunded health benefit	Total
Balance, July 1, 2019	$60,586	$(12,137)	$840	$49,289
Other comprehensive income (loss) before reclassifications	25,133	(876)	(378)	23,879
Amounts reclassified from AOCI	2,765	—	—	2,765
Net current period other comprehensive income (loss)	27,898	(876)	(378)	26,644
Balance, September 30, 2019	$88,484	$(13,013)	$462	$75,933

Balance, July 1, 2018	$(114,565)	$(12,137)	$982	$(125,720)
Other comprehensive income (loss) before reclassifications	(17,940)	—	(34)	(17,974)
Amounts reclassified from AOCI	—	—	(26)	(26)
Net current period other comprehensive income (loss)	(17,940)	—	(60)	(18,000)
Balance, September 30, 2018	$(132,505)	$(12,137)	$922	$(143,720)

Balance, January 1, 2019	$(83,179)	$(12,137)	$896	$(94,420)
Other comprehensive income (loss) before reclassifications	167,586	(876)	(378)	166,332
Amounts reclassified from AOCI	4,077	—	(56)	4,021
Net current period other comprehensive income (loss)	171,663	(876)	(434)	170,353
Balance, September 30, 2019	$88,484	$(13,013)	$462	$75,933

Balance, December 31, 2017	$(43,470)	$(12,137)	$853	$(54,754)
Reclassification from adoption of ASU 2018-02	(7,763)	—	175	(7,588)
Cumulative-effect adjustment from adoption of ASU 2016-01	117	—	—	117
Other comprehensive income (loss) before reclassifications	(82,349)	—	(34)	(82,383)
Amounts reclassified from AOCI	960	—	(72)	888
Net current period other comprehensive income (loss)	(81,389)	—	(106)	(81,495)
Balance, September 30, 2018	$(132,505)	$(12,137)	$922	$(143,720)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present all financial instruments measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

	September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
U.S. Government agency securities	$—	$30	$—	$30
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	1,686	—	1,686
Other mortgage-backed securities		1,799		1,799
State and municipal securities	—	485	—	485
Total trading securities	$—	$4,000	$—	$4,000
Investment securities available for sale:
U.S. Treasury securities	$19,782	$—	$—	$19,782
U.S. Government agency securities	—	36,877	—	36,877
Mortgage-backed securities issued by U.S. Government agencies	—	69,681	—	69,681
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	5,065,501	—	5,065,501
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	665,922	—	665,922
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	379,671	—	379,671
State and municipal securities	—	2,089	—	2,089
Asset-backed securities	—	506,331	—	506,331
Corporate debt securities	—	144,317	1,991	146,308
Total investment securities available for sale	$19,782	$6,870,389	$1,991	$6,892,162
Mortgage loans held for sale	—	129,415	—	129,415
Private equity investments	—	—	11,289	11,289
Mutual funds and mutual funds held in rabbi trusts	31,429	—	—	31,429
GGL/SBA loans servicing asset	—	—	3,350	3,350
Derivative assets	—	181,805	—	181,805
Liabilities
Trading account liabilities	—	1,593	—	1,593
Earnout liability(1)	—	—	24,810	24,810
Derivative liabilities	—	41,350	3,335	44,685

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
U.S. Government agency securities	$—	$44	$—	$44
State and municipal securities	—	1,064	—	1,064
Other investments	1,128	894	—	2,022
Total trading securities	$1,128	$2,002	$—	$3,130
Investment securities available for sale:
U.S. Treasury securities	$122,077	$—	$—	$122,077
U.S. Government agency securities	—	38,382	—	38,382
Mortgage-backed securities issued by U.S. Government agencies	—	97,205	—	97,205
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,398,650	—	2,398,650
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	1,188,518	—	1,188,518
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	129,865	—	129,865
Corporate debt securities	—	15,150	1,785	16,935
Total investment securities available for sale	$122,077	$3,867,770	$1,785	$3,991,632
Mortgage loans held for sale	—	37,129	—	37,129
Private equity investments	—	—	11,028	11,028
Mutual funds and mutual funds held in rabbi trusts	16,012	—	—	16,012
GGL/SBA loans servicing asset	—	—	3,729	3,729
Derivative assets	—	19,332	—	19,332
Liabilities
Earnout liability(1)	—	—	14,353	14,353
Derivative liabilities	—	16,535	1,673	18,208

(1)	Earnout liability consists of contingent consideration obligation related to the Global One acquisition.
Fair Value Option
Synovus has elected the fair value option for mortgage loans held for sale primarily to ease the operational burden required to maintain hedge accounting for these loans. Synovus is still able to achieve effective economic hedges on mortgage loans held for sale without the time and expense needed to manage a hedge accounting program.
The following table summarizes the difference between the fair value and the UPB of mortgage loans held for sale measured at fair value and the changes in fair value of these loans. An immaterial portion of these changes in fair value was attributable to changes in instrument-specific credit risk.

Mortgage Loans Held for Sale
(in thousands)	As of September 30, 2019	As of December 31, 2018
Fair value	$129,415	$37,129
Unpaid principal balance	126,541	35,848
Fair value less aggregate unpaid principal balance	$2,874	$1,281

Changes in Fair Value Included in Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Mortgage loans held for sale	$892	$(569)	$1,593	$(414)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

During the three and nine months ended September 30, 2019 and 2018, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. For the three and nine months ended September 30, 2019, total net gains/(losses) included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at September 30, 2019 was a $12.2 million loss and a $9.9 million loss, respectively. For the three and nine months ended September 30, 2018, total net gains/(losses) included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at September 30, 2018 was an $11.2 million loss and a $16.6 million loss, respectively.

	Three Months Ended September 30, 2019
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, July 1, 2019	$2,017	$13,341	$3,326	$(14,353)	$(1,049)
Total gains (losses) realized/unrealized:
Included in earnings	—	1,194	(298)	(10,457)	(2,500)
Unrealized gains (losses) included in OCI	(26)	—	—	—	—
Additions	—	—	322	—	—
Settlements	—	(3,246)	—	—	214
Ending balance, September 30, 2019	$1,991	$11,289	$3,350	$(24,810)	$(3,335)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at September 30, 2019	$—	$777	$—	$(10,457)	$(2,500)

	Three Months Ended September 30, 2018
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, July 1, 2018	$1,857	$12,678	$4,186	$(11,348)	$(5,943)
Total gains (losses) realized/unrealized:
Included in earnings	—	434	(561)	(11,652)	—
Unrealized gains (losses) included in OCI	108	—	—	—	—
Additions	—	—	136	—	—
Settlements	—	—	—	—	3,953
Ending balance, September 30, 2018	$1,965	$13,112	$3,761	$(23,000)	$(1,990)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at September 30, 2018	$—	$434	$—	$(11,652)	$—

	Nine Months Ended September 30, 2019
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, January 1, 2019	$1,785	$11,028	$3,729	$(14,353)	$(1,673)
Total gains (losses) realized/unrealized:
Included in earnings	—	3,507	(1,091)	(10,457)	(2,500)
Unrealized gains (losses) included in OCI	206	—	—	—	—
Additions	—	—	712	—	—
Settlements	—	(3,246)	—	—	838
Ending balance, September 30, 2019	$1,991	$11,289	$3,350	$(24,810)	$(3,335)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at September 30, 2019	$—	$3,090	$—	$(10,457)	$(2,500)

	Nine Months Ended September 30, 2018
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, January 1, 2018	$1,935	$15,771	$4,101	$(11,348)	$(4,330)
Total (losses) gains realized/unrealized:
Included in earnings	—	(2,659)	(1,295)	(11,652)	(2,328)
Unrealized gains (losses) included in OCI	30	—	—	—	—
Additions	—	—	955	—	—
Sales and settlements	—	—	—	—	4,668
Ending balance, September 30, 2018	$1,965	$13,112	$3,761	$(23,000)	$(1,990)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets/liabilities still held at September 30, 2018	$—	$(2,659)	$—	$(11,652)	$(2,328)

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

	September 30, 2019				December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Impaired loans(1)	$—	$—	$10,477	$10,477	$—	$—	$21,742	$21,742
Other loans held for sale	—	—	—	—	—	—	1,494	1,494
Other real estate	—	—	1,523	1,523	—	—	3,827	3,827
Other assets held for sale	—	—	350	350	—	—	1,104	1,104

(1)	Collateral-dependent impaired loans that were written down to fair value during the period.
ORE properties are included in other assets on the consolidated balance sheets. The carrying value of ORE at September 30, 2019 and December 31, 2018 was $13.7 million and $6.2 million, respectively.
The following table presents fair value adjustments recognized in earnings for the three and nine months ended September 30, 2019 and 2018 for assets measured at fair value on a non-recurring basis still held at period-end.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Impaired loans(1)	$4,170	$1,223	$4,718	$4,594
Other real estate	74	61	569	61
Other assets held for sale	—	—	91	499

(1)	Collateral-dependent impaired loans that were written down to fair value during the period.
Fair Value of Financial Instruments
The following tables present the carrying and fair values of financial instruments at September 30, 2019 and December 31, 2018. The fair values represent management’s estimates based on various methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2018 Form 10-K for a description of how fair value measurements are determined.

	September 30, 2019
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,182,470	$1,182,470	$1,182,470	$—	$—
Trading securities	4,000	4,000	—	4,000	—
Investment securities available for sale	6,892,162	6,892,162	19,782	6,870,389	1,991
Mortgage loans held for sale	129,415	129,415	—	129,415	—
Private equity investments	11,289	11,289	—	—	11,289
Mutual funds and mutual funds held in rabbi trusts	31,429	31,429	31,429	—	—
Loans, net	36,152,813	36,154,866	—	—	36,154,866
GGL/SBA loans servicing asset	3,350	3,350	—	—	3,350
Derivative assets	181,805	181,805	—	181,805	—

Financial liabilities
Non-interest-bearing deposits	$9,586,148	$9,586,148	$—	$9,586,148	$—
Non-time interest-bearing deposits	18,313,513	18,313,513	—	18,313,513	—
Time deposits	9,533,409	9,578,012	—	9,578,012	—
Total deposits	$37,433,070	$37,477,673	$—	$37,477,673	$—
Federal funds purchased and securities sold under repurchase agreements	197,419	197,419	197,419	—	—
Other short-term borrowings	2,233,593	2,233,593	—	2,233,593	—
Long-term debt	2,153,600	2,176,073	—	2,176,073	—
Earnout liability	24,810	24,810	—	—	24,810
Derivative liabilities	44,685	44,685	—	41,350	3,335

	December 31, 2018
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,143,564	$1,143,564	$1,143,564	$—	$—
Trading securities	3,130	3,130	1,128	2,002	—
Investment securities available for sale	3,991,632	3,991,632	122,077	3,867,770	1,785
Mortgage loans held for sale	37,129	37,129	—	37,129	—
Other loans for sale	1,506	1,506	—	—	1,506
Private equity investments	11,028	11,028	—	—	11,028
Mutual funds and mutual funds held in rabbi trusts	16,012	16,012	16,012	—	—
Loans, net	25,696,018	25,438,890	—	—	25,438,890
GGL/SBA loans servicing asset	3,729	3,729	—	—	3,729
Derivative assets	19,332	19,332	—	19,332	—

Financial liabilities
Non-interest-bearing deposits	$7,650,967	$7,650,967	$—	$7,650,967	$—
Non-time interest-bearing deposits	14,065,959	14,065,959	—	14,065,959	—
Time deposits	5,003,396	4,989,570	—	4,989,570	—
Total deposits	$26,720,322	$26,706,496	$—	$26,706,496	$—
Federal funds purchased and securities sold under repurchase agreements	237,692	237,692	237,692	—	—
Other short-term borrowings	650,000	650,000	—	650,000	—
Long-term debt	1,657,157	1,649,642	—	1,649,642	—
Earnout liability	14,353	14,353	—	—	14,353
Derivative liabilities	18,208	18,208	—	16,535	1,673

Note 8 - Derivative Instruments and Hedging Activities
Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk, exposures related to liquidity and credit risk, and to facilitate customer transactions. The primary types of derivative instruments utilized by Synovus consist of interest rate swaps, interest rate lock commitments made to prospective mortgage loan customers, commitments to sell fixed-rate mortgage loans, and foreign currency exchange forwards. Interest rate lock commitments represent derivative instruments since it is intended that such loans will be sold. Synovus is party to master netting arrangements with its dealer counterparties; however, Synovus does not offset assets and liabilities under these arrangements for financial statement presentation purposes.
Hedging Derivatives
Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. Synovus has entered into interest rate swap contracts to manage overall cash flow changes related to interest rate risk exposure on index-based variable rate loans. The contracts effectively modify Synovus' exposure to interest rate risk by utilizing receive fixed/pay index-based variable rate interest rate swaps. At September 30, 2019, Synovus' cash flow hedges are all forward-starting with effective start dates during the second quarter of 2020.
For cash flow hedges, the effective and ineffective portions of the gain or loss related to the derivative instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated. As of September 30, 2019, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the second quarter of 2023. Synovus does not expect to reclassify amounts from accumulated other comprehensive income (loss) into interest income on cash flow hedges over the next twelve months.
For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.
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
Collateral Requirements
Pursuant to the Dodd-Frank Act, certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of September 30, 2019, collateral totaling $105.5 million was pledged to the derivative counterparties to comply with collateral requirements. For derivatives cleared through central clearing houses, the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the balance sheet and related disclosures. At September 30, 2019 and December 31, 2018, Synovus had a variation margin of $141.1 million and $3.1 million respectively, each reducing the derivative liability.
The following table reflects the notional amount and fair value of derivative instruments included on the consolidated balance sheets.

	September 30, 2019			December 31, 2018
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$1,000,000	$915	$2,097	—	$—	$—
Total derivatives designated as hedging instruments		$915	$2,097		$—	$—

Derivatives not designated as hedging instruments:
Interest rate contracts(3)	$6,402,871	$178,976	$38,702	$1,840,288	$18,388	$15,716
Mortgage derivatives - interest rate lock commitments	125,023	1,914	—	52,420	944	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	161,500	—	407	65,500	—	819
Other contracts(4)	139,167	—	144	69,902	—	—
Visa derivative	—	—	3,335	—	—	1,673
Total derivatives not designated as hedging instruments		$180,890	$42,588		$19,332	$18,208

(1)    Derivative assets are recorded in other assets on the consolidated balance sheets.

(2)	Derivative liabilities are recorded in other liabilities on the consolidated balance sheets.

(3)	Includes interest rate contracts for customer swaps and offsetting positions, net of variation margin payments.

(4)	Includes risk participation agreements sold.
Synovus has entered into risk participation agreements with counterparties to transfer or assume credit exposures related to interest rate derivatives. The notional amounts of risk participation agreements sold were $139.2 million and $69.9 million at September 30, 2019 and December 31, 2018, respectively. The notional amount of risk participation agreements purchased was $3.1 million at September 30, 2019. Assuming all underlying third-party customers referenced in the swap contracts defaulted at September 30, 2019 and December 31, 2018, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
Synovus also provides foreign currency exchange services, primarily forward contracts, with counterparties to allow commercial customers to mitigate exchange rate risk. Synovus covers its risk by entering into an offsetting foreign currency exchange forward contract. The notional amounts of foreign currency exchange forwards were $37.4 million and $28.8 million at

September 30, 2019 and December 31, 2018, respectively. The fair value of foreign currency exchange forwards was negligible at September 30, 2019 and December 31, 2018 due to the very short duration of these contracts.
The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments on the consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Location in Consolidated Statements of Income	2019	2018	2019	2018
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$549	$1	$640	$(8)
Other contracts(2)	Capital markets income	(144)	—	(144)	—
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	22	(427)	970	(61)
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	642	495	413	376
Visa derivative	Other non-interest expense	(2,500)	—	(2,500)	(2,328)
Total derivatives not designated as hedging instruments		$(1,431)	$69	$(621)	$(2,021)

(1)	Gain (loss) represents net fair value adjustments (including credit-related adjustments and interest settlements on variation margin payments) for customer swaps and offsetting positions.

(2)	Includes risk participation agreements sold.

Note 9 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Basic Net Income Per Common Share:
Net income available to common shareholders	$127,435	$99,330	$397,505	$308,559
Weighted average common shares outstanding	152,238	117,241	156,819	118,096
Net income per common share, basic	$0.84	$0.85	$2.53	$2.61
Diluted Net Income Per Common Share:
Net income available to common shareholders	$127,435	$99,330	$397,505	$308,559
Weighted average common shares outstanding	152,238	117,241	156,819	118,096
Effect of dilutive outstanding equity-based awards, warrants, and earnout payments	1,805	854	1,776	751
Weighted average diluted common shares	154,043	118,095	158,595	118,847
Net income per common share, diluted	$0.83	$0.84	$2.51	$2.60

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
As of September 30, 2019, there were 40 thousand potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding during 2019, and as of September 30, 2018, there were 2.2 million potentially dilutive shares related to the TARP Warrant to purchase shares of common stock that were outstanding during 2018 but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.

Note 10 - Share-based Compensation
As a result of the Merger on January 1, 2019, Synovus assumed 3.2 million outstanding FCB stock option awards and 136 thousand outstanding FCB restricted stock unit awards. Pursuant to the Merger Agreement, each stock option and restricted share unit outstanding on the Acquisition Date was assumed and converted into a stock option or restricted stock unit award relating to shares of Synovus common stock, with the same terms and conditions as were applicable under such award prior to the acquisition. The converted options and restricted share units had a fair value of $41.5 million on the Acquisition Date, of which $4.2 million was allocated to compensation expense and the remaining to purchase price. The estimated fair value of the converted restricted share units was based on Synovus' closing stock price on December 31, 2018, and the estimated fair value of the converted stock options was determined using a Hull-White model in a binomial lattice option pricing framework. Additionally, under the terms of the Merger Agreement, certain outstanding FCB non-vested equity awards with a fair value of $7.5 million on the Acquisition Date, accelerated vesting and converted automatically into the right to receive merger consideration at the merger exchange ratio of 1.055, or an equivalent amount in cash, of which $3.9 million was allocated to merger-related compensation expense consisting of $3.5 million settled in equity and $400 thousand settled in cash with the remaining $3.5 million allocated to purchase price.
The following tables summarize the status of Synovus' stock options, restricted share units, market restricted share units, and performance share units as of September 30, 2019, and activity for the nine months ended September 30, 2019.

	Stock Options
(in thousands, except per share amounts)	Quantity	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2019	640	$16.93
Assumed	3,230	23.22
Exercised	(585)	20.10
Outstanding at September 30, 2019	3,285	$22.55

	Restricted Share Units		Market Restricted Share Units		Performance Share Units
(in thousands, except per share amounts)	Quantity	Weighted-Average Grant Date Fair Value Per Share	Quantity	Weighted-Average Grant Date Fair Value Per Share	Quantity	Weighted-Average Grant Date Fair Value Per Share
Non-vested at January 1, 2019	526	$41.18	144	$41.91	248	$38.29
Granted	541	36.26	151	36.96	140	37.34
Assumed	136	31.99	—	—	—	—
Quantity change by TSR factor	—	—	(19)	37.76	—	—
Dividend equivalents granted	17	36.26	4	36.96	13	37.34
Vested	(298)	36.78	(58)	37.76	(93)	26.35
Forfeited	(100)	36.43	(19)	40.94	(31)	40.34
Non-vested at September 30, 2019	822	$38.49	203	$39.80	277	$41.56

Total share-based compensation expense recognized for the three and nine months ended September 30, 2019 and 2018 is presented in the following table by its classification within total non-interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Salaries and other personnel expense	$4,992	$3,976	$16,705	$11,725
Merger-related expense	—	—	4,219	—
Other operating expenses	179	208	472	779
Total share-based compensation expense included in non-interest expense	$5,171	$4,184	$21,396	$12,504

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
The following table presents the lease balances within the consolidated balance sheet as of September 30, 2019. The difference between the asset and liability balance is primarily the result of lease liabilities that existed prior to the January 1, 2019 adoption of the new accounting guidance for leases.

Leases
(in thousands)	Classification	September 30, 2019
Assets
Operating	Other Assets	$379,456
Finance	Premises and Equipment, net(1)	3,011
Total leased assets		$382,467
Liabilities
Operating	Other Liabilities	$387,898
Finance	Other Liabilities	2,767
Total lease liabilities		$390,665

(1)	Finance lease assets are recorded net of accumulated amortization of $671 thousand as of September 30, 2019.

For the three and nine months ended September 30, 2019, the components of lease expense were as follows:

Lease Cost
(in thousands)	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost, net(1)	Net occupancy and equipment expense	$8,199	$24,508
Finance lease cost
Amortization of leased assets	Net occupancy and equipment expense	223	671
Interest on lease liabilities	Net occupancy and equipment expense	18	57
Sublease income(2)	Net occupancy and equipment expense	(157)	(479)
Net lease cost		$8,283	$24,757

(1)	Excludes variable and short-term lease costs, which are not material.

(2)
Sublease income excludes rental income from owned properties of $631 thousand and $1.9 million, respectively, for the three and nine months ended September 30, 2019, which is also included in net occupancy and equipment expenses.

The following table presents the weighted average remaining lease term and weighted average discount rates related to Synovus' leases as of September 30, 2019:

Lease Term and Discount Rate
	Weighted-average remaining lease term (years)	Weighted-average discount rate (percentage)
Operating leases	21.2	3.54%
Finance leases	4.03	2.42

Supplemental cash flow information related to the Company's leasing activities for the nine months ended September 30, 2019 are as follows:

Other Information
(in thousands)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities(1)
Operating cash flows from operating leases	$(22,318)
Operating cash flows from finance leases	(57)
Financing cash flows from finance leases	(639)

(1) Excludes sublease income which is not material.

The following table presents the maturity of Synovus' lease liabilities as of September 30, 2019:

Maturity of Lease Liabilities
(in thousands)	Operating Leases	Finance Leases	Total
2019	$7,541	$193	$7,734
2020	30,164	871	31,035
2021	28,975	839	29,814
2022	28,235	465	28,700
2023	26,426	180	26,606
After 2023	443,238	343	443,581
Total lease payments	$564,579	$2,891	$567,470
Less: Imputed interest	176,681	124	176,805
Present value of lease liabilities	$387,898	$2,767	$390,665

As of September 30, 2019, minimum lease payments related to operating leases that had not yet commenced were $11.2 million.
Note 12 - Commitments and Contingencies
In the normal course of business, Synovus enters into commitments to extend credit such as loan commitments and letters of credit to meet the financing needs of its customers. Synovus uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Synovus also has commitments to fund certain low-income housing investments.
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
The ACL associated with unfunded commitments and letters of credit is a component of the unfunded commitments reserve recorded within other liabilities on the consolidated balance sheets. Additionally, unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets. These amounts are not material to Synovus' consolidated balance sheets.
Synovus invests in certain LIHTC partnerships which are engaged in the development and operation of affordable multi-family housing utilizing the LIHTC pursuant to Section 42 of the Code. Synovus typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships and as such, is not considered the primary beneficiary of the partnership. Synovus typically provides financing during the construction and development of the properties and is at risk for the amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan but has no obligation to fund the operations or working capital of the partnerships and is not exposed to losses beyond Synovus’ investment. Synovus receives tax credits related to these investments which are subject to recapture by taxing authorities based on compliance features required to be met at the project level.

(in thousands)	September 30, 2019	December 31, 2018
Letters of credit*	$203,224	$157,675
Commitments to fund commercial and industrial loans	6,702,472	5,527,017
Commitments to fund commercial real estate, construction, and land development loans	2,734,852	2,034,223
Commitments under home equity lines of credit	1,464,720	1,258,657
Unused credit card lines	899,379	775,003
Other loan commitments	487,698	400,983
Total unfunded lending commitments and letters of credit	$12,492,345	$10,153,558

Investments in low income housing tax credit partnerships:
Carrying amount included in other assets	$108,025	$83,736
Amount of future funding commitments included in carrying amount	49,179	47,123
Short-term construction loans and letter of credit commitments	259	1,585
Funded portion of short-term loans and letters of credit	2,822	5,595

* Represent the contractual amount net of risk participations of approximately $33 million and $46 million at September 30, 2019 and December 31, 2018, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus sponsors various MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if the MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the three and nine months ended September 30, 2019, the sponsored entities processed and settled $19.13 billion and $55.72 billion of transactions, respectively. For the three and nine months ended September 30, 2018, the sponsored entities processed and settled $17.69 billion and $52.04 billion of transactions, respectively.
Synovus began covering and has continued to cover chargebacks related to a particular MPS during 2019 and 2018 where the MPS’s cash reserve account was unavailable to support the chargebacks. As of September 30, 2019, the remaining amount due to Synovus from the MPS is $21.7 million, which is included in other assets and classified in NPAs, compared to $22.9 million at December 31, 2018. While Synovus has contractual protections to mitigate against loss, repayment of the amounts owed to Synovus will depend in large part upon the continued financial viability and/or valuation of the MPS and the availability of any cash reserve accounts.
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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of September 30, 2019 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.

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

Table of Contents

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
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	the risk that competition in the financial services industry may adversely affect our future earnings and growth;

(2)	the risk that any future economic downturn could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth;

(3)
changes in interest rate environment, including changes to the federal funds rate, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

(4)	the risk that we may not realize the expected benefits from our efficiency and growth initiatives, which could negatively impact our future profitability;

(5)	the risk that our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;

(6)
the risk that our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;

(7)
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

(16)
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

(25)	risks related to the continued use, availability and reliability of LIBOR and other "benchmark" rates;

(26)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto;

(27)	risks related to the fluctuation in our stock price and general volatility in the stock market;

(28)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(29)
other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part II - Item 1A. Risk Factors" of this Report.

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
INTRODUCTION AND CORPORATE PROFILE
Synovus Financial Corp. is a financial services company and a registered bank holding company headquartered in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and retail banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, premium finance, asset-based lending, structured lending, and international banking. Synovus also provides mortgage services, financial planning, and investment advisory services through its wholly-owned subsidiaries, Synovus Mortgage, Synovus Trust, and Synovus Securities, as well as its GLOBALT and Creative Financial Group divisions.
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 298 branches in Alabama, Florida, Georgia, South Carolina, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three and nine months ended September 30, 2019 and financial condition as of September 30, 2019 and December 31, 2018. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2018 Form 10-K.
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

•	Additional Disclosures - Discusses additional important matters including critical accounting policies and non-GAAP financial measures used within this Report.
A reading of each section is important to understand fully our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, except per share data)	2019	2018	Change		2019	2018	Change
Net interest income	$402,097	$291,619	37.9%		$1,196,535	$850,480	40.7%
Provision for loan losses	27,562	14,982	84.0		63,250	39,548	59.9
Non-interest income	88,760	71,668	23.8		257,945	212,101	21.6
Adjusted non-interest income(1)	91,297	71,234	28.2		259,940	216,056	20.3
Total FTE revenues	491,676	363,423	35.3		1,456,736	1,062,953	37.0
Adjusted total revenues(1)	494,213	362,989	36.2		1,458,731	1,066,908	36.7
Non-interest expense	276,310	220,297	25.4		832,847	619,531	34.4
Adjusted non-interest expense(1)	258,474	201,940	28.0		757,834	603,084	25.7
Income before income taxes	186,985	128,008	46.1		558,383	403,502	38.4
Net income	135,726	109,059	24.5		412,096	323,407	27.4
Net income available to common shareholders	127,435	99,330	28.3		397,505	308,559	28.8
Net income per common share, basic	0.84	0.85	(1.2)		2.53	2.61	(3.0)
Net income per common share, diluted	0.83	0.84	(1.6)		2.51	2.60	(3.5)
Adjusted net income per common share, diluted(1)	0.97	0.94	2.9		2.96	2.72	8.6
Net interest margin(2)	3.69%	3.89%	(20	) bps	3.72%	3.84%	(12	) bps
Net charge-off ratio(2)	0.22	0.24	(2)		0.18	0.20	(2)
Return on average assets(2)	1.14	1.36	(22)		1.18	1.37	(19)
Adjusted return on average assets(1)(2)	1.33	1.47	(14)		1.39	1.42	(3)
Efficiency ratio-FTE	56.20	60.62	(442)		57.17	58.28	(111)
Adjusted tangible efficiency ratio(1)	51.71	55.55	(384)		51.36	56.44	(508)

(1) See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2) Annualized

	September 30, 2019	June 30, 2019	Sequential Quarter Change		September 30, 2018	Year-Over-Year Change
(dollars in thousands)
Loans, net of deferred fees and costs	$36,417,826	$36,138,561	$279,265		$25,577,116	$10,840,710
Total average loans	36,201,322	35,777,127	424,195		25,322,582	10,878,740
Total deposits	37,433,070	37,966,722	(533,652)		26,433,658	10,999,412
Core deposits(1)	34,237,575	34,963,178	(725,603)		24,749,886	9,487,689
Core transaction deposits(1)	23,794,467	23,268,923	525,544		19,232,685	4,561,782
Total average deposits	37,714,145	37,899,662	(185,517)		26,387,312	11,326,833
Non-performing assets ratio(3)	0.42%	0.39%	3	bps	0.46%	(4	) bps
Non-performing loans ratio(3)	0.32	0.34	(2)		0.42	(10)
Past due loans over 90 days	0.04	0.02	2		0.02	2
CET1 capital (transitional)	$3,660,078	$3,899,532	$(239,454)		$2,846,416	$813,662
Tier 1 capital	4,196,628	4,094,672	101,956		3,038,768	1,157,860
Total risk-based capital	5,023,138	4,913,043	110,095		3,550,686	1,472,452
CET1 capital ratio (transitional)	8.96%	9.61%	(65	) bps	9.90%	(94	) bps
Tier 1 capital ratio	10.27	10.09	18		10.57	(30)
Total risk-based capital ratio	12.29	12.11	18		12.36	(7)
Total shareholders’ equity to total assets ratio	10.22	10.05	17		9.48	74
Tangible common equity ratio(1)	8.04	8.56	(52)		8.68	(64)
Return on average common equity(2)	11.36	13.90	(254)		13.95	(259)
Adjusted return on average common equity(1)(2)	13.35	14.43	(108)		15.66	(231)
Adjusted return on average tangible common equity(1)(2)	15.46	16.70	(124)		16.08	(62)

(1)	See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.

(2)	Quarter annualized

(3)	For purposes of this table, 2019 non-performing loans exclude acquired loans accounted for under ASC 310-30 that are currently accruing income.

Executive Summary
Net income available to common shareholders for the third quarter of 2019 was $127.4 million, or $0.83 per diluted common share, an increase of 28.3% and a decrease of 1.6%, respectively, compared to the third quarter of 2018. Adjusted net income per common share, diluted(1) was $0.97 for the third quarter of 2019, up 2.9% compared to $0.94 for the third quarter of 2018. Net income available to common shareholders for the first nine months of 2019 was $397.5 million, or $2.51 per diluted common share, an increase of 28.8% and a decrease of 3.5%, respectively, compared to the first nine months of 2018. Adjusted net income per common share, diluted(1) was $2.96 for the first nine months of 2019, up 8.6% compared to $2.72 for the first nine months of 2018. Results for 2019 include the impact of the Merger with FCB, which closed on January 1, 2019. Synovus incurred $353 thousand and $57.5 million in merger-related expense associated with the FCB acquisition for the third quarter and year-to-date 2019, respectively. On the Acquisition Date, the preliminary estimated fair values of FCB included approximately $12.4 billion of identifiable assets, $9.3 billion in loans, and $10.9 billion in deposits. Return on average assets for the first nine months of 2019 was 1.18%, down 19 basis points from the first nine months of 2018, and the adjusted return on average assets(1) was 1.39% for the first nine months of 2019, down 3 basis points from the first nine months of 2018.
Net interest income was $402.1 million for the three months ended September 30, 2019, and $1.20 billion for the nine months ended September 30, 2019, up 37.9% and 40.7%, respectively, over the comparable periods of 2018. Both quarter-over-quarter and year-over-year increases were driven primarily by the FCB acquisition. Net interest margin was down 20 basis points and 12 basis points over the comparable three and nine-month periods to 3.69% and 3.72%, respectively, impacted primarily by the FCB acquisition, the deposit shift to time deposits, and the issuance of subordinated debt. Year-to-date September 30, 2019, the yield on earning assets was 4.79%, an increase of 34 basis points compared to the nine months ended September 30, 2018, while the total cost of funds increased 49 basis points to 1.13%.
Non-interest income for the third quarter of 2019 was $88.8 million, up $17.1 million, or 23.8%, compared to the third quarter of 2018. On a year-to-date basis, non-interest income was $257.9 million compared to $212.1 million for the first nine months of 2018, up $45.8 million, or 21.6%. These increases were primarily driven by the FCB acquisition, led by strong growth in capital markets income as well as expansion in all other revenue categories. Additionally, mortgage banking income was up significantly compared to the same periods in 2018 due to the interest rate environment as well as the addition of mortgage originators.
Non-interest expense for the third quarter of 2019 was $276.3 million, up $56.0 million, or 25.4%, compared to the third quarter of 2018. On a year-to-date basis, non-interest expense was up $213.3 million, or 34.4%, versus the same period a year ago. Comparisons to prior year are impacted by the FCB acquisition and merger-related expense. The efficiency ratio-FTE for the first nine months of 2019 was 57.17%, compared to 58.28% for the first nine months of 2018. The adjusted tangible efficiency ratio(1) for the first nine months of 2019 was 51.36%, down 508 basis points compared to the same period a year ago.
Synovus' credit quality metrics remained solid with the NPA ratio at 42 basis points, NPL ratio at 32 basis points, and total past due loans at 24 basis points. Net charge-offs for the third quarter of 2019 were 22 basis points, annualized, up from 13 basis points in the second quarter of 2019. Year-to-date, net charge-offs are 18 basis points. For the third quarter of 2019, the provision for loan losses was $27.6 million, an increase of $15.4 million, or 127.4%, compared to the second quarter of 2019, primarily due to higher net charge-offs and gross funded loan production. The ALL at September 30, 2019 was $265.0 million, or 0.73% of total loans, compared to $250.6 million, or 0.97% of total loans, at December 31, 2018, reflecting a lower ratio at September 30, 2019 due to the impact of acquisition date accounting for acquired loans.
Sequential quarter loan growth of $279.3 million, or 3.1% annualized, included C&I loan growth of $197.7 million, consumer loan growth of $143.1 million, and a decline in CRE loans of $62.4 million. At September 30, 2019, total loans were $36.42 billion, an increase of $10.47 billion, or 40.4%, compared to December 31, 2018, including acquired loan balances from FCB of $9.29 billion. On a year-to-date basis, organic loan growth was $1.18 billion, or 4.5% annualized, with growth of $602.8 million in consumer loans, $390.2 million in C&I loans, and $176.3 million in CRE loans.
Total deposits of $37.43 billion at September 30, 2019 declined $533.7 million, or 5.6% annualized, compared to the second quarter of 2019, from decreases in public funds and other time deposits of $556.0 million and $695.2 million, respectively. Core transaction deposit(1) growth, however, was very strong, up $525.5 million compared to the second quarter of 2019. Compared to December 31, 2018, total period-end deposits increased $10.71 billion, or 40.1%, driven by the acquisition of FCB which contributed $10.93 billion in total deposits, on the Acquisition Date. Excluding the acquired balances, total deposits decreased $218.0 million compared to December 31, 2018.
On June 17, 2019, the Company announced that the Board of Directors increased its prior $400 million share repurchase authorization to $725 million for the year 2019, of which $688.5 million was repurchased during the first nine months of 2019. As of October 24, 2019, the authorization under this program was complete with total repurchases of $725 million, or 19.9 million shares of common stock. On July 1, 2019, Synovus completed a $350 million public offering of Series E Preferred Stock. Proceeds from the preferred stock offering were primarily used to repurchase common stock under the share repurchase authorization. At September 30, 2019, Synovus' regulatory capital levels continue to be well above regulatory capital requirements.

More detail on Synovus' financial results for the three and nine months ended September 30, 2019 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.
2019 Outlook
For the full year 2019, compared to 2018(2), previously stated guidance is included below. From a balance sheet perspective, Synovus expects loan growth to fall slightly below our previously guided range and expects deposit growth to fall below the low-end of our range. Additionally, Synovus expects adjusted tangible non-interest expense growth to be at the top or slightly outside of our 2 to 4% guidance for the year.

Previous Outlook (as provided in April 2019 and updated in July 2019)	October 2019 Update

* Loan growth of 5.5% to 7.5%	Current outlook slightly below range
* Deposit growth of 3.0% to 5.0%	Current outlook below range
* Revenue growth of 5.5% to 7.5%	No change
* Adjusted tangible non-interest expense growth of 2% to 4%	Current outlook at top of range or slightly above
* Effective income tax rate of 24% to 25%	No change
* Net charge-off ratio of 15 to 20 basis points	No change

(1) See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to the most comparable GAAP measure.
(2) 2018 results are on a pro forma combined basis for Synovus and FCB.
Changes in Financial Condition
During the nine months ended September 30, 2019, total assets increased $14.99 billion from $32.67 billion at December 31, 2018 to $47.66 billion, due primarily to the acquisition of FCB on January 1, 2019. On the Acquisition Date, the fair value of FCB acquired balances included $12.4 billion of identifiable assets, $9.3 billion in loans, and $10.9 billion in deposits. Additionally, based on preliminary purchase price allocations, Synovus recorded goodwill of $430.6 million. Excluding the acquired balances of FCB, loans increased $1.18 billion, investment securities available for sale increased $599.5 million, mortgage loans held for sale increased $91.2 million, and cash and cash equivalents declined $162.8 million. The growth in assets and decline in deposits of $218.0 million, excluding acquired balances of FCB, was funded by increases of $1.58 billion in other short-term borrowings and $343.2 million in long-term debt. The loan to deposit ratio was 97.3% at September 30, 2019, compared to 97.1% at December 31, 2018, and 96.8% at September 30, 2018.

Loans
The following table compares the composition of the loan portfolio at September 30, 2019, December 31, 2018, and September 30, 2018.

Table 2 - Loans by Portfolio Class
	September 30, 2019			December 31, 2018	September 30, 2019 vs. December 31, 2018 % Change	September 30, 2018	September 30, 2019 vs. September 30, 2018 % Change
(dollars in thousands)	Total Loans	Total Originated Loans	Total Acquired(1) Loans	Total Loans		Total Loans
Commercial, financial and agricultural	$9,855,881	$8,085,060	$1,770,821	$7,449,698	32.3%	$7,281,466	35.4%
Owner-occupied	6,589,391	5,588,970	1,000,421	5,331,508	23.6	5,221,828	26.2
Total commercial and industrial	16,445,272	13,674,030	2,771,242	12,781,206	28.7	12,503,294	31.5
Investment properties	8,934,763	6,058,359	2,876,404	5,560,951	60.7	5,665,690	57.7
1-4 family properties	738,764	640,124	98,640	679,870	8.7	707,196	4.5
Land and development	612,506	407,834	204,672	323,670	89.2	339,520	80.4
Total commercial real estate	10,286,033	7,106,317	3,179,716	6,564,491	56.7	6,712,406	53.2
Consumer mortgages	5,470,730	3,398,720	2,072,010	2,934,235	86.4	2,843,244	92.4
Home equity lines	1,675,092	1,616,063	59,029	1,515,796	10.5	1,465,419	14.3
Credit cards	267,874	267,874	—	258,245	3.7	245,149	9.3
Other consumer loans	2,295,486	2,285,319	10,167	1,916,743	19.8	1,831,385	25.3
Total consumer	9,709,182	7,567,976	2,141,206	6,625,019	46.6	6,385,197	52.1
Deferred fees and costs, net	(22,661)	(22,661)	—	(24,143)	(6.1)	(23,781)	(4.7)
Total loans	$36,417,826	$28,325,662	$8,092,164	$25,946,573	40.4%	$25,577,116	42.4%

(1) Represents $9.29 billion (at fair value) of loans acquired from FCB, net of paydowns and payoffs including maturities since acquisition date.
At September 30, 2019, total loans were $36.42 billion, an increase of $10.47 billion, or 40.4%, and $10.84 billion, or 42.4%, compared to December 31, 2018 and September 30, 2018, respectively, including acquired loan balances from FCB of $9.29 billion. Excluding acquired FCB balances, period-end loans increased $1.18 billion, or 4.5% annualized, compared to December 31, 2018, with growth of $602.8 million, or 8.9% annualized, in consumer loans, $390.2 million, or 3.2% annualized, in C&I loans, and $176.3 million, or 2.3% annualized, in CRE loans. The mix remains in-line with Synovus' targeted portfolio mix. C&I loans remain the largest component of our balance sheet representing 45.1% of total loans, while CRE and consumer loans represent 28.2%, and 26.7%, respectively.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at September 30, 2019 were $26.73 billion, or 73.3% of the total loan portfolio, compared to $19.35 billion, or 74.5%, at December 31, 2018 and $19.22 billion, or 75.1%, at September 30, 2018.
At September 30, 2019, Synovus had six commercial loan relationships with total commitments of $100 million or more (including amounts funded), with no single relationship exceeding $150 million in commitments.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' total loan portfolio and is primarily comprised of general middle market and commercial banking clients across a diverse set of industries. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of September 30, 2019, 92.6% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. C&I loans of $16.45 billion, representing 45.1% of the total loan portfolio, grew $3.66 billion, or 28.7%, from December 31, 2018 including acquired loan balances from FCB of $3.27 billion. Excluding acquired FCB balances, growth was $390.2 million, or 3.2% annualized, compared to December 31, 2018 and was driven by continued strong contributions from our middle market banking, senior housing, healthcare, and premium finance teams.

Table 3 - Commercial and Industrial Loans by Industry
	September 30, 2019		December 31, 2018
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$3,031,739	18.4%	$3,060,089	23.9%
Retail trade	1,241,737	7.6	910,852	7.1
Manufacturing	1,206,514	7.3	1,082,799	8.5
Finance and insurance	1,172,077	7.1	910,688	7.1
Wholesale trade	1,136,719	6.9	700,843	5.5
Other services	992,970	6.0	799,442	6.3
Real estate and rental and leasing	961,149	5.8	606,475	4.7
Accommodation and food services	893,926	5.4	669,750	5.2
Professional, scientific, and technical services	886,082	5.4	857,947	6.7
Transportation and warehousing	878,561	5.3	479,584	3.8
Arts, entertainment and recreation	825,696	5.0	237,712	1.9
Construction	728,846	4.4	631,169	4.9
Other industries	577,631	3.6	234,052	1.9
Real estate other	501,157	3.1	432,114	3.4
Educational services	387,012	2.4	284,858	2.2
Agriculture, forestry, fishing, and hunting	381,702	2.3	345,580	2.7
Information	321,569	2.0	252,552	2.0
Administration, support, waste management, and remediation	320,185	2.0	284,700	2.2
Total commercial and industrial loans	$16,445,272	100.0%	$12,781,206	100.0%

(1)	Loan balance in each category expressed as a percentage of total C&I loans.
At September 30, 2019, $9.86 billion of C&I loans, or 27.0% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At September 30, 2019, $6.59 billion of C&I loans, or 18.1% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominately secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist primarily of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Total CRE loans were $10.29 billion, representing 28.2% of the total loan portfolio, and increased $3.72 billion, or 56.7%, from December 31, 2018, driven by the FCB acquisition, which included $3.55 billion of CRE loans on the Acquisition Date. Excluding the acquisition, CRE loans grew $176.3 million, or 2.3% annualized, as compared to December 31, 2018, led primarily by growth in investment properties.
Investment Properties Loans
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of September 30, 2019 were $8.93 billion, or 86.9% of the total CRE loan portfolio and 24.5% of the total loan portfolio, compared to $5.56 billion, or 84.7% of the total CRE loan portfolio and 21.4% of the total loan portfolio, at December 31, 2018. The increase in investment properties was primarily driven by FCB which included $3.15 billion of acquired investment properties loans. Excluding the acquisition, investment properties loans grew $221.4 million, or 3.4% annualized, compared to December 31, 2018, driven by increases in most sub-categories including multi-family and hotels.

1-4 Family Properties Loans
1-4 family properties loans include construction loans to homebuilders and commercial mortgage loans to real estate investors and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At September 30, 2019, 1-4 family properties loans totaled $738.8 million, or 7.2% of the total CRE loan portfolio and 2.0% of the total loan portfolio, compared to $679.9 million, or 10.4% of the total CRE loan portfolio and 2.6% of the total loan portfolio, at December 31, 2018. Outside of $112.0 million loans acquired from FCB, 1-4 family properties loans declined by $53.1 million, or 9.0% annualized, compared to December 31, 2018.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Total land and development loans were $612.5 million at September 30, 2019, or 1.7% of the total loan portfolio, an increase of $288.8 million, or 89.2% from December 31, 2018, which was driven by $280.9 million of loans acquired from FCB. Outside of the acquisition, land and development loans increased slightly by $8.0 million, or 1.8% annualized, compared to December 31, 2018.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network including first and second residential mortgages, HELOCs, credit card loans, home improvement loans, student loans, and other consumer loans which primarily include third-party lending partnerships. The majority of Synovus' consumer loans are consumer mortgages and HELOCs secured by first and second liens on residential real estate primarily located in the markets served by Synovus.
Consumer loans at September 30, 2019 totaled $9.71 billion, representing 26.7% of the total loan portfolio, compared to $6.63 billion, or 25.5% of the total loan portfolio, at December 31, 2018. Consumer loans increased $3.08 billion, or 46.6%, from December 31, 2018, primarily driven by $2.48 billion of loans acquired from FCB. Excluding the acquisition, consumer loans grew $602.8 million, or 8.9% annualized, compared to December 31, 2018.
Consumer mortgages grew $2.54 billion, or 86.4%, from December 31, 2018. Excluding the $2.40 billion in consumer mortgages acquired in the FCB acquisition, year-to-date growth of $138.1 million, or 3.5% annualized, was the result of solid production in the private wealth, physician and affordable mortgage products driven by disciplined talent acquisition and the interest rate environment. HELOCs increased $159.3 million, or 10.5%, from December 31, 2018, driven by the FCB acquisition and organic growth. Excluding FCB acquired loans, HELOCs increased $91.4 million, or 7.7% annualized, compared to December 31, 2018. Credit card loans totaled $267.9 million at September 30, 2019, including $70.4 million of commercial credit card loans, and increased slightly compared to $258.2 million at December 31, 2018. Other consumer loans increased $378.7 million, or 19.8%, from December 31, 2018, primarily due to our two consumer-based lending partnerships. As of September 30, 2019, these partnerships had combined balances of $1.95 billion, or 5.4% of the total loan portfolio.
Consumer loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores. Synovus makes consumer lending decisions based upon a number of key credit risk determinants including FICO scores as well as loan-to-value and debt-to-income ratios. Risk levels 1-6 (descending) are assigned to consumer loans based upon a risk score matrix. At least annually, the consumer loan portfolio data is sent to a consumer credit reporting agency for a refresh of customers' credit scores so that management can evaluate ongoing consistency or negative migration in the quality of the portfolio, which impacts the ALL. Revolving lines of credit are reviewed for any material change in financial circumstances, and when appropriate, the line of credit may be suspended for further advances. FICO scores within the residential real estate portfolio have generally remained stable over the last several years. As of September 30, 2019, weighted-average FICO scores within the residential real estate portfolio based on committed balances were 786 for HELOCs and 777 for Consumer Mortgages.

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the relative composition of deposits as of the dates indicated.

Table 4 - Composition of Period-end Deposits
(dollars in thousands)	September 30, 2019	%(1)	June 30, 2019	%(1)	December 31, 2018	%(1)	September 30, 2018	%(1)
Non-interest-bearing demand deposits(2)	$8,970,218	24.0%	$8,577,612	22.6%	$6,926,513	25.9%	$6,936,714	26.2%
Interest-bearing demand deposits(2)	4,714,817	12.6	4,847,242	12.8	3,690,689	13.9	3,943,225	14.9
Money market accounts(2)	9,212,140	24.6	8,952,875	23.6	7,681,836	28.7	7,536,234	28.5
Savings deposits(2)	897,292	2.4	891,194	2.3	812,495	3.0	816,512	3.1
Public funds	3,795,320	10.1	4,351,304	11.5	2,374,892	8.9	2,024,697	7.7
Time deposits(2)	6,647,788	17.8	7,342,951	19.3	3,685,867	13.8	3,492,504	13.2
Brokered deposits	3,195,495	8.5	3,003,544	7.9	1,548,030	5.8	1,683,772	6.4
Total deposits	$37,433,070	100.0%	$37,966,722	100.0%	$26,720,322	100.0%	$26,433,658	100.0%
Core deposits(3)	$34,237,575	91.5%	$34,963,178	92.1%	$25,172,292	94.2%	$24,749,886	93.6%
Core transaction deposits(4)	$23,794,467	63.6%	$23,268,923	61.3%	$19,111,533	71.5%	$19,232,685	72.7%

Time deposits greater than $100,000, including brokered and public funds	$7,574,038	20.2%	$8,290,297	21.8%	$3,749,928	14.0%	$3,729,856	14.1%
Brokered time deposits	$2,098,643	5.6%	$2,095,240	5.5%	$1,199,670	4.5%	$1,347,954	5.1%

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) Excluding any public funds or brokered deposits
(3) Core deposits exclude brokered deposits.
(4) Core transaction deposits consist of non-interest-bearing demand deposits, interest-bearing demand deposits, money market accounts, and savings deposits excluding public funds and brokered deposits.
Total period-end deposits decreased $533.7 million, or 1.4%, compared to the second quarter of 2019. Core transaction deposit growth, however, was very strong, up $525.5 million compared to the second quarter of 2019. Within the core transaction deposit category, non-interest-bearing deposits increased $392.6 million and money market accounts increased $259.3 million. Synovus continues to remix the deposit base by allowing higher cost time deposits and public funds to run off, while taking advantage of other short-term funding vehicles including brokered deposits and FHLB advances which carry variable rates and reduce Synovus' overall asset sensitivity headed into a period of declining rates. As a result of this approach, public funds and other time deposits both declined by $556.0 million and $695.2 million, respectively, compared to the second quarter of 2019. Compared to December 31, 2018, total period-end deposits increased $10.71 billion, or 40.1%, driven by the acquisition of FCB which contributed $10.93 billion in total deposits, including $9.67 billion in core deposits, on the Acquisition Date. Excluding the acquired balances, total deposits decreased $218.0 million compared to December 31, 2018.
On an average basis, the decline in total deposits was $185.5 million, or 1.9% annualized, compared to the second quarter of 2019.
Non-interest Income
Non-interest income for the third quarter of 2019 was $88.8 million, up $17.1 million, or 23.8%, compared to the third quarter of 2018 including the impact of the acquisition of FCB. On a year-to-date basis, non-interest income was $257.9 million compared to $212.1 million for the first nine months of 2018. The $45.8 million, or 21.6%, increase is impacted by the FCB acquisition. Adjusted non-interest income, which excludes net investment securities losses and net changes in fair value of private equity investments, was up $20.1 million, or 28.2%, for the third quarter of 2019 compared to the third quarter of 2018, and year-to-date, adjusted non-interest income was up $43.9 million, or 20.3%, compared to the first nine months of 2018, led by strong growth in capital markets income and mortgage banking income as well as expansion in all other revenue categories. See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to GAAP measures.

The following table shows the principal components of non-interest income.

Table 5 - Non-interest income
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Service charges on deposit accounts	$22,952	$20,582	11.5%	$65,805	$60,521	8.7%
Fiduciary and asset management fees	14,686	13,462	9.1	42,743	40,881	4.6
Card fees	12,297	10,608	15.9	34,334	31,640	8.5
Brokerage revenue	11,071	9,041	22.5	30,502	26,125	16.8
Mortgage banking income	10,351	5,290	95.7	23,313	15,177	53.6
Capital markets income	7,396	1,155	540.3	21,557	3,826	463.4
Income from bank-owned life insurance	5,139	3,771	36.3	15,605	11,720	33.1
Investment securities losses, net	(3,731)	—	nm	(5,502)	(1,296)	nm
Gain on sale and increase (decrease) in fair value of private equity investments	1,194	434	nm	3,507	(2,659)	nm
Other non-interest income	7,405	7,325	1.1	26,081	26,166	(0.3)
Total non-interest income	$88,760	$71,668	23.8%	$257,945	$212,101	21.6%

Three and Nine Months Ended September 30, 2019 compared to September 30, 2018
Service charges on deposit accounts for the three and nine months ended September 30, 2019 were up $2.4 million, or 11.5%, and $5.3 million, or 8.7%, respectively, including the impact of FCB. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were up $1.1 million, or 11.8%, and $1.7 million, or 6.5%, for the three and nine months ended September 30, 2019, respectively, primarily due to the FCB acquisition. Account analysis fees were up $896 thousand, or 13.9%, and $2.7 million, or 14.3%, for the three and nine months ended September 30, 2019, respectively, due primarily to the FCB acquisition. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposits, saving accounts, and small business accounts, for the three and nine months ended September 30, 2019, were up $390 thousand and $831 thousand, respectively.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, and financial planning services. Fiduciary and asset management fees increased $1.2 million, or 9.1%, and $1.9 million, or 4.6%, for the three and nine months ended September 30, 2019, respectively. The increases were driven by growth in total assets under management which increased by 8.0% year-over-year to $16.21 billion (including growth in brokerage assets under management).
Card fees for the three and nine months ended September 30, 2019, increased $1.7 million, or 15.9%, and $2.7 million, or 8.5%, respectively, including growth in transaction volume and the impact of FCB. Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant discounts. Card fees are reported net of certain associated expense items including customer loyalty program expenses and network expenses.
Brokerage revenue was $11.1 million and $30.5 million for the three and nine months ended September 30, 2019, respectively, up $2.0 million, or 22.5%, and up $4.4 million, or 16.8%, compared to the three and nine months ended September 30, 2018, respectively. Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of customer assets. Brokerage assets under management were $3.41 billion at September 30, 2019, an increase of 14.8% from $2.97 billion at September 30, 2018.
Mortgage banking income increased $5.1 million and $8.1 million for the three and nine months ended September 30, 2019, respectively. Mortgage banking income was driven by higher overall production, including an increase in refinance volume during the third quarter of 2019, driven by disciplined talent acquisition and the interest rate environment. Total secondary market mortgage loan production was $278.0 million and $603.1 million for the three and nine months ended September 30, 2019, respectively, up $134.5 million, or 93.8%, and up $173.6 million, or 40.4%, compared to the three and nine months ended September 30, 2018, respectively.
Capital markets income primarily includes fee income from customer derivative transactions. Additionally, capital markets income includes fee income from capital raising investment banking transactions and foreign exchange as well as other miscellaneous income from capital market transactions. Capital markets income increased $6.2 million and $17.7 million for the three and nine months ended September 30, 2019, respectively, driven by contributions from newly acquired Florida markets.

Income from BOLI, which includes increases in the cash surrender value of policies and proceeds from insurance benefits, increased $1.4 million, or 36.3%, and $3.9 million, or 33.1%, for the three and nine months ended September 30, 2019, primarily driven by the impact of acquired FCB policies. The first nine months of 2019 included income on proceeds from insurance benefits of $234 thousand compared to $561 thousand in 2018.
Investment securities losses, net, of $3.7 million and $5.5 million for the three and nine months ended September 30, 2019, respectively, included net losses due to strategic repositioning of the portfolio to improve portfolio performance. Investment securities losses of $1.3 million, for the nine months ended September 30, 2018, included a loss of $1.3 million from a strategic sale to improve portfolio performance.
Gain on sale and increase/(decrease) in the fair value of private equity investments included $417 thousand of realized gains from sales of investments during the three and nine months ended September 30, 2019 and $777 thousand and $3.1 million of unrealized increases in fair value during the three and nine months ended September 30, 2019, respectively.
The main components of other non-interest income are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges, income from insurance commissions, gains from sales of GGL/SBA loans, and other miscellaneous items.
Non-interest Expense
Non-interest expense for the third quarter of 2019 was $276.3 million, up $56.0 million, or 25.4%, compared to the third quarter of 2018. On a year-to-date basis, non-interest expense was up $213.3 million, or 34.4%, versus the same period a year ago. Comparisons to prior year are impacted by the FCB acquisition and merger-related expense. Adjusted non-interest expense, which excludes merger-related expense, earnout liability adjustments, loss on early extinguishment of debt, valuation adjustment to Visa derivative, and certain other items, for the third quarter of 2019 was up $56.5 million, or 28.0%, versus the same period a year ago. On a year-to-date basis, adjusted non-interest expense increased $154.7 million, or 25.7%. The efficiency ratio-FTE for the first nine months of 2019 was 57.17%, compared to 58.28% for the first nine months of 2018. The adjusted tangible efficiency ratio for the first nine months of 2019 was 51.36%, down 508 basis points compared to the same period a year ago. See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to GAAP measures.
The following table summarizes the components of non-interest expense.

Table 6 - Non-interest Expense
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Salaries and other personnel expense	$142,516	$114,341	24.6%	$424,952	$339,924	25.0%
Net occupancy and equipment expense	41,017	32,088	27.8	119,262	96,222	23.9
Third-party processing expense	18,528	14,810	25.1	55,403	43,822	26.4
Professional fees	9,719	6,298	54.3	25,379	18,087	40.3
FDIC insurance and other regulatory fees	7,242	6,430	12.6	21,872	19,765	10.7
Advertising expense	5,950	3,735	59.3	16,996	14,046	21.0
Amortization of intangibles	2,901	292	nm	8,702	875	nm
Merger-related expense	353	6,684	nm	57,493	6,684	nm
Earnout liability adjustments	10,457	11,652	(10.3)	10,457	11,652	(10.3)
Loss on early extinguishment of debt, net	4,592	—	nm	4,592	—	nm
Valuation adjustment to Visa derivative	2,500	—	nm	2,500	2,328	7.4
Other operating expenses	30,535	23,967	27.4	85,239	66,126	28.9
Total non-interest expense	$276,310	$220,297	25.4%	$832,847	$619,531	34.4%

Three and Nine Months Ended September 30, 2019 compared to September 30, 2018
Salaries and other personnel expense increased $28.2 million, or 24.6%, and $85.0 million, or 25.0%, for the three and nine months ended September 30, 2019, respectively, including the impact of FCB, talent additions, higher production-based commission and incentive compensation expense, and annual merit increases.
Net occupancy and equipment expense increased $8.9 million, or 27.8%, and $23.0 million, or 23.9%, during the three and nine months ended September 30, 2019, respectively, primarily due to additional branches from the acquisition of FCB.

Third-party processing expense includes all third-party core operating system and processing charges as well as third-party loan servicing charges. Third-party processing expense increased $3.7 million, or 25.1%, and $11.6 million, or 26.4%, for the three and nine months ended September 30, 2019, respectively. The increase is primarily associated with loan growth from Synovus' consumer-based lending partnerships and the acquisition of FCB.
Professional fees increased $3.4 million, or 54.3%, and $7.3 million, or 40.3%, for the three and nine months ended September 30, 2019, respectively, from increases in both consulting and legal fees.
FDIC insurance and other regulatory fees were up $812 thousand and $2.1 million for the three and nine months ended September 30, 2019, respectively, primarily due to the acquisition of FCB, somewhat offset by the FDIC's elimination of the assessment surcharge for all large banks in the fourth quarter of 2018.
Advertising expense was up $2.2 million and $2.9 million for the three and nine months ended September 30, 2019, respectively, largely driven by additional advertising in Florida markets as well as direct mail campaigns.
Amortization of intangibles was up $2.6 million and $7.8 million for the three and nine months ended September 30, 2019, respectively, due to amortization of the core deposit intangible asset created from the FCB acquisition, which will be amortized using an accelerated method over an estimated life of 10 years.
In connection with the FCB acquisition, Synovus incurred merger-related expense totaling $353 thousand and $57.5 million for the three and nine months ended September 30, 2019, primarily related to employment compensation agreements, severance, and professional services. See "Part I - Item 1. Financial Statements and Supplementary Data - Note 2 - Acquisitions" in this Report for more information on the acquisition of FCB.
Earnout liability fair value adjustments associated with the 2016 Global One acquisition increased due to higher than projected earnings through September 30, 2019 and higher earnings estimates over the remaining contractual earnout period.
During the three and nine months ended September 30, 2019, Synovus repositioned certain assets and liabilities to improve portfolio performance and lower funding costs and incurred a $4.6 million net loss on early extinguishment of debt from the termination of an assumed $150 million long-term FHLB obligation from the FCB acquisition.
During the three and nine months ended September 30, 2019 and the nine months ended September 30, 2018, Synovus recorded $2.5 million and $2.3 million, respectively, in valuation adjustments to the Visa derivative following Visa's announcements to fund its litigation escrow account.
Other operating expenses includes travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expenses. Other operating expenses were up $6.6 million and $19.1 million, respectively, for the three and nine months ended September 30, 2019, primarily due to the acquisition of FCB. Additionally, other operating expenses for the nine months ended September 30, 2018 included a benefit of $4.0 million from recoveries and reductions in litigation contingency accruals.
Income Tax Expense
Income tax expense was $51.3 million and $146.3 million for the three and nine months ended September 30, 2019, respectively, representing an effective tax rate of 27.4% and 26.2% for the respective periods. Income tax expense was $18.9 million and $80.1 million for the three and nine months ended September 30, 2018, respectively, representing an effective tax rate of 14.8% and 19.8% for the respective periods. The increase in the effective tax rate for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, was largely due to the FCB acquisition, including non-deductible merger-related expenses and an increase in state tax expense resulting from a shift of earnings into higher tax jurisdictions. Other increases in tax expense resulted from the write-down of net deferred tax assets to reflect the enactment of a reduced Florida statutory income tax rate, the recording of an additional valuation allowance for state credits expected to expire unused and a decrease in the benefit recognized as a result of employee share-based award vesting. Additionally, the 2018 effective tax rate included discrete tax benefits for the refinement of provisional amounts reported under SAB 118, along with return to provision benefits from tax filings for 2017 and prior periods.
The effective tax rate is affected by many factors including, but not limited to, the level of pre-tax income, BOLI, tax-exempt interest, and nondeductible expenses. In addition, the effective tax rate is affected by items that may occur in any given period but are not consistent from period-to-period, such as tax benefits related to share-based compensation, jurisdiction statutory tax rate changes, valuation allowance changes, income tax credits earned, and changes to unrecognized tax benefits. Accordingly, the comparability of the effective tax rate between periods may be impacted.

CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the quality of its loan portfolio by industry, property type, geography, as well as credit quality metrics and maintains an ALL that management believes is sufficient to absorb probable losses inherent in its loan portfolio. Synovus continued to benefit from a relatively stable credit environment during the first nine months of 2019.
The table below includes selected credit quality metrics.

Table 7 - Credit Quality Metrics
(dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Non-performing loans(1)	$115,915	$106,733	$108,425
ORE and other assets	35,400	7,726	8,554
Non-performing assets(1)	$151,315	$114,459	$116,979
Total loans	$36,417,826	$25,946,573	$25,577,116
Non-performing loans as a % of total loans	0.32%	0.41%	0.42%
Non-performing assets as a % of total loans, ORE, and specific other assets	0.42	0.44	0.46
Loans 90 days past due and still accruing(2)	$15,660	$3,798	$4,856
As a % of total loans	0.04%	0.01%	0.02%
Total past due loans and still accruing(2)	$88,219	$56,927	$78,323
As a % of total loans	0.24%	0.22%	0.31%
Net charge-offs, quarter	$19,925	$13,044	$15,257
Net charge-offs annualized/average loans, quarter	0.22%	0.20%	0.24%
Net charge-offs, year-to-date	$48,792	$50,410	$37,366
Net charge-offs annualized/average loans, year-to-date	0.18%	0.20%	0.20%
Provision for loan losses, quarter	$27,562	$12,148	$14,982
Provision for loan losses, year-to-date	63,250	51,697	39,548
Allowance for loan losses	265,013	250,555	251,450
Allowance for loan losses as a % of total loans	0.73%	0.97%	0.98%

(1) For purposes of this table, September 30, 2019 NPLs exclude acquired loans accounted for under ASC 310-30 that are currently accruing income.
(2) For purposes of this table, September 30, 2019 total past due loans and still accruing include acquired loans accounted for under ASC 310-30 that are contractually past due.
Non-performing Assets
Total NPAs as a percentage of total loans, ORE, and specific other assets improved 2 basis points and 4 basis points, respectively, to 0.42% at September 30, 2019 compared to 0.44% at December 31, 2018 and 0.46% at September 30, 2018. Total NPAs were $151.3 million at September 30, 2019, a $36.9 million, or 32.2%, increase from $114.5 million at December 31, 2018 and a $34.3 million, or 29.4%, increase from $117.0 million at September 30, 2018, including an increase of $21.7 million from the classification of an other asset related to an amount due from a MPS as non-performing at September 30, 2019 (See "Part I - Item 1. Financial Statements and Supplementary Data - Note 12 - Commitments and Contingencies" in this Report for more information). During the nine months ended September 30, 2019, $19.0 million of the $23.5 million FCB acquired NPLs were sold at a net price that exceeded the preliminary fair value recorded at the Acquisition Date, resulting in an increase in the fair value of the acquired loans of $5.2 million during the measurement period.
Net Charge-offs
Net charge-offs for the nine months ended September 30, 2019 were $48.8 million, or 0.18% annualized, as a percentage of average loans, compared to $37.4 million, or 0.20% annualized, as a percentage of average loans, for the nine months ended September 30, 2018. The increase in charge-offs from 2018 is primarily due to a few commercial loan charge-offs in the $1-4 million range as well as a higher level of recoveries in the previous year. Year-to-date net charge-offs of 18 basis points (annualized) remain within Synovus' previous guidance of 15-20 basis points. Net charge-offs for the third quarter of 2019 were 22 basis points annualized, down from 24 basis points annualized in the third quarter of 2018.

Provision for Loan Losses and Allowance for Loan Losses
For the nine months ended September 30, 2019, the provision for loan losses was $63.3 million, an increase of $23.7 million, or 59.9%, compared to the nine months ended September 30, 2018. The year-over-year increase in provision expense was driven by gross organic loan growth including renewal of maturing FCB loans (i.e., provisioning for acquired loans subsequent to the acquisition date) as well as an increased level of net charge-offs including lower recoveries. The provision for loan losses covered 130% of net charge-offs for the nine months ended September 30, 2019 compared to 106% for the nine months ended September 30, 2018. For the third quarter of 2019, provision expense was $27.6 million, an increase of $15.4 million compared to the second quarter of 2019, primarily due to higher net charge-offs and gross funded loan production.
The ALL at September 30, 2019 was $265.0 million, or 0.73% of total loans, compared to $250.6 million, or 0.97% of total loans, at December 31, 2018 and $251.5 million, or 0.98% of total loans, at September 30, 2018, reflecting a lower ratio at September 30, 2019 due to the impact of acquisition date accounting for acquired loans. The allowance to NPLs (excluding acquired NPLs with no reserve) at September 30, 2019 remained strong at 238%, compared to 235% at December 31, 2018 and 232% at September 30, 2018.

Table 8 - Accruing TDRs by Risk Grade
	September 30, 2019		December 31, 2018		September 30, 2018
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Pass	$65,171	50.1%	$50,668	43.9%	$44,226	38.5%
Special Mention	14,053	10.8	14,480	12.5	20,091	17.5
Substandard accruing	50,795	39.1	50,440	43.6	50,423	44.0
Total accruing TDRs	$130,019	100.0%	$115,588	100.0%	$114,740	100.0%

Troubled Debt Restructurings
Accruing TDRs were $130.0 million at September 30, 2019, compared to $115.6 million at December 31, 2018 and $114.7 million at September 30, 2018. Accruing TDRs increased $14.4 million from December 31, 2018 and $15.3 million from September 30, 2018. Non-accruing TDRs were $13.6 million at September 30, 2019, compared to $26.2 million at December 31, 2018 and $28.9 million at September 30, 2018, a decrease of $12.6 million and $15.3 million, respectively. The primary driver of the increase in accruing TDRs and decline in non-accruing TDRs compared to December 31, 2018 and September 30, 2018 is a result of a large TDR relationship being upgraded in the second quarter of 2019 from non-accruing to accruing status based on the extent of its payment performance and the expectation of the collectability of all contractual amounts.
Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At September 30, 2019, December 31, 2018, and September 30, 2018, approximately 98%, 98%, and 99%, respectively, of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have continued to remain at low levels.

Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by their primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach to the Basel III Final Rule. At September 30, 2019, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 9 - Capital Ratios
(dollars in thousands)	September 30, 2019	December 31, 2018
CET1 capital (transitional)
Synovus Financial Corp.	$3,660,078	$2,897,997
Synovus Bank	4,577,972	3,382,497
Tier 1 risk-based capital
Synovus Financial Corp.	4,196,628	3,090,416
Synovus Bank	4,577,972	3,382,497
Total risk-based capital
Synovus Financial Corp.	5,023,138	3,601,376
Synovus Bank	4,844,482	3,633,457
CET1 capital ratio (transitional)
Synovus Financial Corp.	8.96%	9.95%
Synovus Bank	11.21	11.62
Tier 1 risk-based capital ratio
Synovus Financial Corp.	10.27	10.61
Synovus Bank	11.21	11.62
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.29	12.37
Synovus Bank	11.87	12.49
Leverage ratio
Synovus Financial Corp.	9.02	9.60
Synovus Bank	9.85	10.51
Tangible common equity ratio(1)
Synovus Financial Corp.	8.04	8.81

(1) See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
At September 30, 2019, Synovus' CET1 ratio was 8.96% under the Basel III transitional provisions, and the estimated fully phased-in CET1 ratio was 8.94%(1), consistent with the lower end of Synovus' target operating range, and both of which are well in excess of regulatory requirements including the capital conservation buffer of 2.5%. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 11 - Regulatory Capital" to the consolidated financial statements of Synovus' 2018 Form 10-K for additional information on regulatory capital requirements. Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements inclusive of the capital conservation buffer.
On June 17, 2019, Synovus announced that the Board of Directors increased its prior $400 million share repurchase authorization to $725 million for the year 2019. As of September 30, 2019, Synovus had repurchased under this program a total of $688.5 million, or 18.8 million shares of its common stock, at an average price of $36.55 per share, and reduced common shares outstanding by 10.7% from January 1, 2019. As of October 24, 2019, the authorization under this program was complete with total repurchases of $725 million, or 19.9 million shares of common stock.
On July 1, 2019, Synovus completed a $350 million public offering of Tier 1 qualifying Series E Preferred Stock. The preferred stock offering generated net proceeds of $341.4 million which were largely used to repurchase common stock under the share repurchase authorization.
In December 2018, the federal banking regulators adopted as final the transitional arrangements to permit banking organizations to phase-in the day-one impact of the adoption of ASU 2016-13, referred to as CECL, on regulatory capital over a period of three years. Synovus expects to elect the phase-in option upon adoption of CECL. For additional information on CECL, see "Part I - Item 1. Financial Statements and Supplementary Data - Note 1 - Basis of Presentation" in this Report.
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
Synovus declared common stock dividends of $138.9 million, or $0.90 per common share, for the nine months ended September 30, 2019, compared to $88.4 million, or $0.75 per common share, for the nine months ended September 30, 2018. In addition to dividends paid on its common stock, Synovus declared dividends on its preferred stock of $14.6 million and $10.8 million during the nine months ended September 30, 2019 and 2018, respectively.
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
Synovus Bank also generates liquidity through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. In addition, Synovus Bank has the capacity to access funding through its membership in the FHLB system. At September 30, 2019, based on currently pledged collateral, Synovus Bank had access to incremental funding of $1.08 billion, subject to FHLB credit policies, through utilization of FHLB advances.
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
On February 7, 2019, Synovus completed a public offering of $300.0 million aggregate principal amount of 5.900% Fixed-to-Fixed Rate Subordinated Notes due in 2029.  Subject to any redemption prior to February 7, 2029, the notes will bear interest at the rate of 5.900% per annum for the first five years and, thereafter, at a fixed rate which will be 3.379% above the 5-Year Mid-Swap Rate as of the reset date. Interest on the notes will be payable semi-annually in arrears. The notes will mature on February 7, 2029. Proceeds from these notes were primarily used to repurchase common stock under the share repurchase authorization.
On July 1, 2019, Synovus completed a $350 million public offering of Series E Preferred Stock. The offering generated net proceeds of $341.4 million. Dividends on the shares are non-cumulative and, if declared, will accrue and be payable, in arrears, quarterly at a rate per annum equal to 5.875% for each dividend period from the original issue date to, but excluding, July 1, 2024. From and including July 1, 2024, the dividend rate will change and reset every five years on July 1 at a rate equal to the five-year

U.S. Treasury Rate plus 4.127% per annum. The Series E Preferred Stock is redeemable at Synovus' option in whole or in part, from time to time, on July 1, 2024 or any subsequent reset date, or in whole but not in part, at any time within 90 days following a regulatory capital treatment event, in each case, at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series E Preferred Stock has no preemptive or conversion rights. Except in limited circumstances, the Series E Preferred Stock does not have any voting rights. Proceeds from the preferred stock offering were primarily used to repurchase common stock under the share repurchase authorization.
On September 19, 2019, Synovus terminated an assumed $150 million long-term FHLB obligation from the FCB acquisition primarily through utilization of short-term FHLB advances and incurred a $4.6 million net loss on early extinguishment of debt.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank were to increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I – Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results" of Synovus' 2018 Form 10-K. Furthermore, Synovus may, from time to time, take advantage of attractive market opportunities to refinance its existing debt, redeem its preferred stock, or strengthen its liquidity or capital position.
Earning Assets and Sources of Funds
Average total assets for the nine months ended September 30, 2019 increased $15.07 billion, or 47.9%, to $46.57 billion as compared to $31.49 billion for the first nine months of 2018. Average earning assets increased $13.46 billion, or 45.3%, in the first nine months of 2019 compared to the same period in 2018 and represented 92.7% of average total assets at September 30, 2019, as compared to 94.3% at September 30, 2018. The increase in average earning assets resulted from a $10.72 billion increase in average loans, net, and a $2.70 billion increase in average investment securities primarily attributable to the FCB acquisition.
Average interest-bearing liabilities increased $11.17 billion, or 53.8%, to $31.93 billion for the first nine months of 2019 compared to the same period in 2018. The increase in average interest-bearing liabilities was primarily related to the $10.93 billion in deposits acquired from FCB, on the Acquisition Date, of which $9.42 billion were interest-bearing. Additionally, average other short-term borrowings increased $794.3 million and average long-term debt increased $382.1 million, primarily due to the $300.0 million aggregate principal amount of fixed-to-fixed rate subordinated notes issued in February 2019.
The year-over-year increase in average interest-bearing deposits of $9.96 billion included a $5.58 billion increase in average time deposits, a $2.92 billion increase in average money market deposit accounts, and a $1.38 billion increase in average interest-bearing demand deposits. Average non-interest-bearing demand deposits increased $1.71 billion, or 22.7%, to $9.24 billion for the first nine months of 2019 compared to the same period in 2018, due primarily to the FCB acquisition.
Net interest income was $402.1 million for the three months ended September 30, 2019, and $1.20 billion for the nine months ended September 30, 2019, up 37.9% and 40.7%, respectively, over the comparable periods of 2018. Both quarter-over-quarter and year-over-year increases were driven primarily by the FCB acquisition. Net interest margin was down 20 basis points and 12 basis points over the comparable three and nine-month periods to 3.69% and 3.72%, respectively, impacted primarily by the FCB acquisition, the deposit shift to time deposits, and the issuance of subordinated debt. Year-to-date September 30, 2019, the yield on earning assets was 4.79%, an increase of 34 basis points compared to the nine months ended September 30, 2018, while the total cost of funds increased 49 basis points to 1.13%. The yield on loans increased 30 basis points to 5.16%, and the yield on investment securities increased 73 basis points to 3.08% over the nine months ended September 30, 2018.
On a sequential quarter basis, net interest income was up $4.8 million, or 1.2%. The net interest margin for the third quarter was 3.69%, which was flat compared to the second quarter of 2019. Net interest income and margin for the third quarter of 2019 were favorably impacted by $28.9 million, or 27 basis points, of purchase accounting adjustments primarily comprised of $16.1 million of loan accretion (excess over contractual interest), $1.7 million of investment securities accretion, and $11.0 million of deposit premium amortization compared to a favorable impact of $21.0 million, or 21 basis points, including $9.8 million of loan accretion (excess over contractual interest) and $11.0 million of deposit premium amortization, in the second quarter of 2019. The net interest margin, excluding the impact of purchase accounting adjustments, was down 6 basis points sequentially to 3.42% for the third quarter of 2019, driven by an 8 basis point decrease in the yield on earning assets and a 2 basis point decrease in the effective cost of funds due to the two 25 basis points federal funds rate declines in July and September.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Table 10 - Average Balances and Yields/Rates	2019			2018
(dollars in thousands) (yields and rates annualized)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Interest Earning Assets:
Investment securities(1)(2)	$6,831,036	6,955,386	6,536,199	4,073,685	4,061,328
Yield	3.14%	3.03	3.06	2.45	2.39
Trading account assets(3)	$5,519	4,853	2,049	7,493	16,646
Yield	4.01%	1.83	1.30	1.90	2.52
Commercial loans(2)(4)	$26,568,194	26,353,973	26,140,672	19,150,252	19,025,830
Yield	5.09%	5.13	5.16	5.13	4.98
Consumer loans(4)	$9,633,603	9,423,427	9,180,679	6,476,026	6,298,643
Yield	5.08%	5.17	5.10	4.85	4.80
Allowance for loan losses	$(258,024)	(259,284)	(252,815)	(251,098)	(251,684)
Loans, net(4)	$35,943,773	35,518,116	35,068,536	25,375,180	25,072,789
Yield	5.13%	5.17	5.17	5.11	4.99
Mortgage loans held for sale	$99,556	70,497	34,913	36,477	49,030
Yield	3.93%	4.27	4.48	4.79	4.71
Other earning assets(5)	$513,160	511,488	679,477	641,832	544,704
Yield	2.08%	2.37	2.45	2.20	1.90
Federal Home Loan Bank and Federal Reserve Bank Stock(3)	$254,994	234,949	211,408	162,369	163,568
Yield	3.85%	3.29	4.82	4.31	4.41
Total interest earning assets	$43,648,038	43,295,289	42,532,582	30,297,036	29,908,065
Yield	4.78%	4.79	4.80	4.69	4.58
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$6,138,810	6,335,953	6,393,304	4,692,804	4,701,204
Rate	0.69%	0.71	0.68	0.41	0.38
Money market accounts, excluding brokered deposits	$10,138,783	10,024,836	10,244,556	8,050,732	7,936,621
Rate	1.26%	1.23	1.18	0.89	0.72
Savings deposits	$900,366	904,183	901,059	815,588	824,935
Rate	0.05%	0.05	0.06	0.04	0.03
Time deposits under $100,000	$2,100,492	2,245,878	2,238,568	1,242,811	1,205,987
Rate	1.39%	1.39	1.24	1.16	0.99
Time deposits over $100,000	$5,957,691	6,331,665	6,211,067	2,478,649	2,273,582
Rate	1.69%	1.70	1.60	1.67	1.46
Non-maturing brokered deposits	$993,078	766,718	937,629	349,480	358,277
Rate	2.47%	2.46	2.60	2.46	2.10
Brokered time deposits	$2,119,149	1,985,589	1,845,819	1,275,276	1,414,700
Rate	2.27%	2.28	2.13	2.03	1.94
Total interest-bearing deposits	$28,348,369	28,594,822	28,772,002	18,905,340	18,715,306
Rate	1.32%	1.30	1.24	0.96	0.83
Federal funds purchased and securities sold under repurchase agreements	$221,045	300,168	233,076	194,370	230,504
Rate	0.22%	0.20	0.22	0.18	0.25
Other short-term borrowings	$1,307,370	1,090,581	517,456	112,228	146,794
Rate	2.31%	2.59	2.58	2.51	2.12
Long-term debt	$2,286,221	2,114,819	1,983,910	1,657,022	1,656,743
Rate	3.32%	3.53	3.33	3.06	2.87
Total interest-bearing liabilities	$32,163,005	32,100,390	31,506,444	20,868,960	20,749,347
Rate	1.47%	1.48	1.38	1.12	0.99
Non-interest-bearing demand deposits	$9,365,776	9,304,839	9,054,949	8,014,761	7,672,006
Cost of funds	1.16%	1.15	1.07	0.81	0.73
Effective cost of funds(6)	1.09%	1.10	1.02	0.77	0.69
Net interest margin	3.69%	3.69	3.78	3.92	3.89
Taxable equivalent adjustment(2)	$819	811	630	181	136

(1)	Excludes net unrealized gains (losses).

(2)	Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.

(3)	Included as a component of other assets on the consolidated balance sheets.

(4)	Average loans are shown net of deferred fees and costs. NPLs are included.

(5)	Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.

(6)	Includes the impact of non-interest-bearing capital funding sources.

Net Interest Income and Rate/Volume Analysis
The following table sets forth the major components of net interest income and the related annualized yields and rates for the nine months ended September 30, 2019 and 2018, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Table 11 - Net Interest Income and Rate/Volume Analysis
	Nine Months Ended September 30,						2019 Compared to 2018
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2019	2018	2019	2018	2019	2018	Volume	Rate
Assets
Interest earning assets:
Investment securities	$6,775,287	$4,078,637	$156,554	$71,980	3.08%	2.35%	$47,650	$36,924	$84,574
Trading account assets	4,153	16,226	84	325	2.70	2.67	(241)	—	(241)
Taxable loans, net(1)	35,421,829	24,993,328	1,360,533	898,671	5.14	4.81	375,178	86,684	461,862
Tax-exempt loans, net(1)(2)	348,246	54,088	10,453	1,767	4.01	4.37	9,615	(929)	8,686
Allowance for loan losses	(256,727)	(253,762)
Loans, net	35,513,348	24,793,654	1,370,986	900,438	5.16	4.86	384,793	85,755	470,548
Mortgage loans held for sale	68,558	45,958	2,122	1,514	4.13	4.39	742	(134)	608
Other earning assets(3)	567,433	595,376	9,964	7,799	2.32	1.73	(360)	2,525	2,165
Federal Home Loan Bank and Federal Reserve Bank stock	233,943	168,881	6,931	5,227	3.95	4.13	2,010	(306)	1,704
Total interest earning assets	43,162,722	29,698,732	1,546,641	987,283	4.79	4.45	434,594	124,764	559,358
Cash and due from banks	516,789	390,288
Premises and equipment, net	486,141	428,456
Other real estate	14,803	5,005
Cash surrender value of bank-owned life insurance	765,204	545,046
Other assets(4)	1,621,335	425,588
Total assets	$46,566,994	$31,493,115

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,288,424	$4,910,465	$32,611	$12,650	0.69%	0.34%	$3,504	$16,457	$19,961
Money market accounts	11,035,016	8,112,684	109,711	37,587	1.33	0.62	13,551	58,573	72,124
Savings deposits	901,867	822,156	371	177	0.05	0.03	18	176	194
Time deposits	10,344,873	4,769,299	131,773	47,781	1.70	1.34	55,881	28,111	83,992
Federal funds purchased and securities sold under repurchase agreements	251,385	213,565	404	434	0.21	0.27	76	(106)	(30)
Other short-term borrowings	974,696	180,385	18,195	2,310	2.46	1.69	10,040	5,845	15,885
Long-term debt	2,129,424	1,747,309	54,785	35,492	3.39	2.68	7,660	11,633	19,293
Total interest-bearing liabilities	31,925,685	20,755,863	347,850	136,431	1.44	0.87	90,730	120,689	211,419
Non-interest-bearing deposits	9,242,993	7,535,411
Other liabilities	691,357	215,327
Shareholders' equity	4,706,959	2,986,514
Total liabilities and equity	$46,566,994	$31,493,115
Interest rate spread:					3.35%	3.58%
Net interest income - FTE/margin(5)			$1,198,791	$850,852	3.72%	3.84%	$343,864	$4,075	$347,939
Taxable equivalent adjustment			2,256	372
Net interest income, actual			$1,196,535	$850,480

(1) Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2019 - $26.4 million, 2018 - $23.5 million.

(2)	Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.

(3)	Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.

(4)	Includes average net unrealized gains (losses) on investment securities available for sale of $14.7 million and $(123.8) million for the nine months ended September 30, 2019 and 2018, respectively.

(5)	The net interest margin is calculated by dividing annualized net interest income - FTE by average total interest earnings assets.

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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 1.75% to 2.00% and the current prime rate of 5.00%. Synovus has modeled the impact of a gradual increase in the targeted federal funds range and the prime rate of 100 and 200 basis points and a gradual decline of 100 and 200 basis points to determine the sensitivity of net interest income for the next twelve months. For the 200 basis point decline scenario, Synovus assumes the targeted federal funds rate is 0% and the prime rate is 3.00%. Synovus' current rate risk position is considered modestly asset-sensitive and would be expected to benefit net interest income in a rising interest rate environment and reduce net interest income in a declining interest rate environment. The following table represents the estimated sensitivity of net interest income at September 30, 2019, with comparable information for December 31, 2018.

Table 12 - Twelve Month Net Interest Income Sensitivity(1)
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)

Change in Short-term Interest Rates (in basis points)	September 30, 2019	December 31, 2018
+200	4.2%	3.4%
+100	2.8%	2.0%
Flat	—%	—%
-100	(2.7)%	(2.0)%
-200	(5.4)%	N/A

(1) December 31, 2018 does not include assets and liabilities of FCB which were acquired on January 1, 2019.
The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter-term time horizon. Synovus also evaluates potential longer-term interest rate risk through modeling and evaluation of EVE. Simulation modeling is utilized to measure the EVE and its sensitivity to immediate changes in interest rates. This EVE modeling allows Synovus to capture longer-term repricing risk and options risk embedded in the balance sheet. These simulations value only the current balance sheet and do not incorporate growth assumptions used in the net interest income simulation. The EVE is the net fair value of assets, liabilities, and off-balance sheet financial instruments derived from the present value of future cash flows discounted at current market interest rates. From this baseline valuation, Synovus evaluates changes in the value of each of these items in various interest rate scenarios to determine the net impact on the EVE. Key assumptions utilized in the model, namely loan prepayments, investment security prepayments, deposit repricing betas, and non-maturity deposit duration have a significant impact on the results of the EVE simulations. As illustrated in the table below, the EVE model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 2.6% and decrease by 1.0%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. Assuming an immediate 100 basis point and 200 basis point decline in rates, EVE is projected to decrease by 9.3% and 20.0%, respectively.

Table 13 - Economic Value of Sensitivity(1)
	Estimated Change in EVE
Immediate Change in Interest Rates (in basis points)	September 30, 2019	December 31, 2018
+200	(1.0)%	0.7%
+100	2.6%	1.3%
-100	(9.3)%	(13.9)%
-200	(20.0)%	N/A

(1) December 31, 2018 does not include assets and liabilities of FCB which were acquired on January 1, 2019.

LIBOR
In July 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021, confirming the continuation of LIBOR will not be guaranteed beyond that date.  The ARRC has proposed the SOFR as its preferred rate as an alternative to LIBOR and has proposed a paced market transition plan to SOFR from LIBOR.  Organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR.  As noted within our 10-K Risk Factors, Synovus holds instruments that may be impacted by the discontinuance of LIBOR including floating rate obligations, loans, deposits, derivatives and hedges, and other financial instruments but is not able to currently predict the associated financial impacts of the transition to an alternative reference rate.  Synovus has established a cross-functional LIBOR transition working group that is in the process of i) assessing the Company's current exposure to LIBOR indexed instruments and the data, systems and processes that may also be impacted; ii) establishing an implementation plan; and iii) developing a formal governance structure for the transition.
Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for loan losses, fair value measurements and income taxes. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in Synovus' 2018 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. Excluding the recently adopted accounting standards and purchased loans accounting policy disclosed in "Part I - Item 1. Financial Statements and Supplementary Data - Note 1 - Basis of Presentation" in this Report, there have been no significant changes to the accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2018 Form 10-K.

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
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted total revenues and adjusted non-interest income are measures used by management to evaluate non-interest income exclusive of net investment securities losses and gains on sale and changes in fair value of private equity investments, net. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income per common share, diluted, adjusted return on average assets, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. Adjusted return on average tangible common equity is a measure used by management to compare Synovus' performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. Core deposits and core transaction deposits are measures used by management to evaluate organic growth of deposits and the quality of deposits as a funding source. The tangible common equity ratio and CET1 ratio (fully phased-in) are used by management and bank regulators to assess the strength of our capital position. The computations of these measures are set forth in the tables below.

Table 14 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Adjusted non-interest income
Total non-interest income	$88,760	$71,668	$257,945	$212,101
Add: Investment securities losses, net	3,731	—	5,502	1,296
Subtract/add: Gain on sale and (increase) decrease in fair value of private equity investments, net	(1,194)	(434)	(3,507)	2,659
Adjusted non-interest income	$91,297	$71,234	$259,940	$216,056

Adjusted non-interest expense
Total non-interest expense	$276,310	$220,297	$832,847	$619,531
Subtract: Earnout liability adjustments	(10,457)	(11,652)	(10,457)	(11,652)
Subtract: Merger-related expense	(353)	(6,684)	(57,493)	(6,684)
Add: Litigation settlement/contingency expense	—	—	—	4,026
Add/subtract: Restructuring charges, net	66	(21)	29	191
Subtract: Valuation adjustment to Visa derivative	(2,500)	—	(2,500)	(2,328)
Subtract: Loss on early extinguishment of debt, net	(4,592)	—	(4,592)	—
Adjusted non-interest expense	$258,474	$201,940	$757,834	$603,084

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Adjusted total revenues and adjusted tangible efficiency ratio
Adjusted non-interest expense	$258,474	$201,940	$757,834	$603,084
Subtract: Amortization of intangibles	(2,901)	(292)	(8,702)	(875)
Adjusted tangible non-interest expense	$255,573	$201,648	$749,132	$602,209

Net interest income	$402,097	$291,619	$1,196,535	$850,480
Add: Tax equivalent adjustment	819	136	2,256	372
Add: Total non-interest income	88,760	71,668	257,945	212,101
Total FTE revenues	$491,676	$363,423	$1,456,736	$1,062,953
Add: Investment securities losses, net	3,731	—	5,502	1,296
Subtract/add: Gain on sale and (increase) decrease in fair value of private equity investments, net	(1,194)	(434)	(3,507)	2,659
Adjusted total revenues	$494,213	$362,989	$1,458,731	$1,066,908
Efficiency ratio-FTE	56.20%	60.62%	57.17%	58.28%
Adjusted tangible efficiency ratio	51.71	55.55	51.36	56.44

Adjusted net income per common share, diluted
Net income available to common shareholders	$127,435	$99,330	$397,505	$308,559
Add/subtract: Income tax expense (benefit), net related to State Tax Reform, SAB 118, and adjusted portion of other discrete items	4,402	(9,865)	4,402	(9,148)
Add: Earnout liability adjustments	10,457	11,652	10,457	11,652
Add: Preferred stock redemption charge	—	4,020	—	4,020
Add: Merger-related expense	353	6,684	57,493	6,684
Subtract: Litigation settlement/contingency expense	—	—	—	(4,026)
Subtract/add: Restructuring charges, net	(66)	21	(29)	(191)
Add: Valuation adjustment to Visa derivative	2,500	—	2,500	2,328
Add: Loss on early extinguishment of debt, net	4,592	—	4,592	—
Add: Investment securities losses, net	3,731	—	5,502	1,296
Subtract/add: Gain on sale and (increase) decrease in fair value of private equity investments, net	(1,194)	(434)	(3,507)	2,659
Subtract/add: Tax effect of adjustments	(2,478)	96	(10,137)	(486)
Adjusted net income available to common shareholders	$149,732	$111,504	$468,778	$323,347
Weighted average common shares outstanding, diluted	154,043	118,095	158,595	118,847
Adjusted net income per common share, diluted	$0.97	$0.94	$2.96	$2.72

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Adjusted return on average assets (annualized)
Net income	$135,726	$109,059	$412,096	$323,407
Add/subtract: Income tax expense (benefit), net related to State Tax Reform, SAB 118, and adjusted portion of other discrete items	4,402	(9,865)	4,402	(9,148)
Add: Earnout liability adjustments	10,457	11,652	10,457	11,652
Add: Merger-related expense	353	6,684	57,493	6,684
Subtract: Litigation settlement/contingency expense	—	—	—	(4,026)
Subtract/add: Restructuring charges, net	(66)	21	(29)	(191)
Add: Valuation adjustment to Visa derivative	2,500	—	2,500	2,328
Add: Loss on early extinguishment of debt, net	4,592	—	4,592	—
Add: Investment securities losses, net	3,731	—	5,502	1,296
Subtract/add: Gain on sale and (increase) decrease in fair value of private equity investments, net	(1,194)	(434)	(3,507)	2,659
Subtract/add: Tax effect of adjustments	(2,478)	96	(10,137)	(486)
Adjusted net income	$158,023	$117,213	$483,369	$334,175
Net income annualized	538,478	432,680	550,971	432,394
Adjusted net income annualized	626,939	465,030	646,263	446,791
Total average assets	47,211,026	31,725,604	46,566,994	31,493,115
Return on average assets (annualized)	1.14%	1.36%	1.18%	1.37%
Adjusted return on average assets (annualized)	1.33	1.47	1.39	1.42

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended
(dollars in thousands)	September 30, 2019	June 30, 2019	September 30, 2018
Adjusted return on average common equity and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$127,435	$153,034	$99,330
Add/subtract: Income tax expense (benefit), net related to State Tax Reform, SAB 118, and adjusted portion of other discrete items	4,402	—	(9,865)
Add: Earnout liability adjustments	10,457	—	11,652
Add: Preferred stock redemption charge	—	—	4,020
Add: Merger-related expense	353	7,401	6,684
Subtract/add: Restructuring charges, net	(66)	18	21
Add: Valuation adjustment to Visa derivative	2,500	—	—
Add: Loss on early extinguishment of debt, net	4,592	—	—
Add: Investment securities losses, net	3,731	1,845	—
Subtract: Gain on sale and increase in fair value of private equity investments	(1,194)	(1,455)	(434)
Subtract/add: Tax effect of adjustments	(2,478)	(1,951)	96
Net income available to common shareholders	$149,732	$158,892	$111,504

Adjusted net income available to common shareholders' annualized	$594,045	$637,314	$442,379
Add: Amortization of intangibles	8,632	7,250	886
Adjusted net income available to common shareholders excluding amortization of intangibles annualized	$602,677	$644,564	$443,265

Net income available to common shareholders annualized	$505,585	$613,818	$394,081
Add: Amortization of intangibles	$8,632	$7,250	$886
Net income available to common shareholders excluding amortization of intangibles	$514,217	$621,068	$394,967

Total average shareholders' equity less preferred stock	$4,450,301	$4,416,705	$2,824,707
Subtract: Goodwill	(492,320)	(487,601)	(57,315)
Subtract: Other intangible assets, net	(60,278)	(69,853)	(10,265)
Total average tangible shareholders' equity less preferred stock	$3,897,703	$3,859,251	$2,757,127
Return on average common equity (annualized)	11.36%	13.90%	13.95%
Adjusted return on average common equity (annualized)	13.35	14.43	15.66
Return on average tangible common equity (annualized)	13.19	16.09	14.33
Adjusted return on average tangible common equity (annualized)	15.46	16.70	16.08

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
(in thousands)	September 30, 2019	June 30, 2019	December 31, 2018	September 30, 2018
Period-end core deposits and core transaction deposits
Total deposits	$37,433,070	$37,966,722	$26,720,322	$26,433,658
Subtract: Brokered deposits	(3,195,495)	(3,003,544)	(1,548,030)	(1,683,772)
Core deposits	34,237,575	34,963,178	25,172,292	24,749,886
Subtract: Time deposits, excluding brokered and public funds	(6,647,788)	(7,342,951)	(3,685,867)	(3,492,504)
Subtract: Public funds	(3,795,320)	(4,351,304)	(2,374,892)	(2,024,697)
Core transaction deposits	$23,794,467	$23,268,923	$19,111,533	$19,232,685

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
(dollars in thousands)	September 30, 2019	June 30, 2019	December 31, 2018	September 30, 2018
Tangible common equity ratio
Total assets	$47,661,182	$47,318,203	$32,669,192	$32,075,120
Subtract: Goodwill	(487,865)	(492,390)	(57,315)	(57,315)
Subtract: Other intangible assets, net	(58,572)	(61,473)	(9,875)	(10,166)
Tangible assets	$47,114,745	$46,764,340	$32,602,002	$32,007,639
Total shareholders' equity	$4,868,838	$4,753,816	$3,133,602	$3,040,073
Subtract: Goodwill	(487,865)	(492,390)	(57,315)	(57,315)
Subtract: Other intangible assets, net	(58,572)	(61,473)	(9,875)	(10,166)
Subtract: Preferred Stock, no par value	(536,550)	(195,140)	(195,140)	(195,138)
Tangible common equity	$3,785,851	$4,004,813	$2,871,272	$2,777,454
Total shareholders' equity to total assets ratio	10.22%	10.05%	9.59%	9.48%
Tangible common equity ratio	8.04	8.56	8.81	8.68

CET1 ratio (fully phased-in)
CET1	$3,660,078
Total risk-weighted assets	40,856,279
Total risk-weighted assets (fully phased-in)	40,924,685
CET1 ratio	8.96%
CET1 ratio (fully phased-in)	8.94

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

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
Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect of Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations and financial condition for any particular period. For additional information, see "Part I - Item 1. Financial Statements and Supplementary Data - Note 12 - Commitments and Contingencies" of this Report, which Note is incorporated herein by this reference.
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
There are no material changes during the period covered by this Report to the risk factors previously disclosed in Synovus' 2018 Form 10-K.
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities:
On June 17, 2019, the Company announced that the Board increased its prior $400 million share repurchase authorization to $725 million for the year 2019.

Share Repurchases
(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2019	2,616	$35.64	2,616	$286,755
August 2019	4,315	35.43	4,315	133,869
September 2019	2,690	36.20	2,690	36,517
Total	9,621	$35.70	9,621

(1) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

The foregoing repurchases during the third quarter of 2019 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

3.7	Bylaws, as amended, of Synovus, incorporated by reference to Exhibit 3.1 of Synovus' Current Report on Form 8-K dated November 8, 2010, as filed with the SEC on November 9, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

November 5, 2019	By:	/s/ Andrew J. Gregory, Jr.
Date		Andrew J. Gregory, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)