Form 10-K
period 2019-12-31
SYNOVUS FINANCIAL CORP
filed 2020-03-02
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-K
______________________________
☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
Commission file number 1-10312
______________________________
SYNOVUS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)
______________________________

Georgia	58-1134883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Bay Avenue
Suite 500,	Columbus,	Georgia	31901
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code: (706) 644-2738
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of June 30, 2019, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $5,227,154,205 based on the closing sale price of $35.00 reported on the New York Stock Exchange on June 28, 2019.

As of February 26, 2020, there were 147,256,201 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2020 (“Proxy Statement”)	Part III

SYNOVUS FINANCIAL CORP.

INDEX OF DEFINED TERMS

ACL – Allowance for credit losses (applies to debt securities, loans, and unfunded loan commitments)
AICPA – American Institute of Certified Accountants
ALCO – Synovus' Asset Liability Management Committee
ALL – Allowance for loan losses
AML – Anti-Money Laundering
AOCI – Accumulated other comprehensive income (loss)
Acquisition Date – Effective January 1, 2019, Synovus completed its acquisition of FCB Financial Holdings, Inc.
ARRC – Alternative Reference Rates Committee
ASC – Accounting Standards Codification
ASC 310-30 loans – Loans accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality
ASU – Accounting Standards Update
ATM – Automatic teller machine
Azalea Merger Sub – Azalea Merger Sub Corp., a wholly-owned subsidiary of Synovus which was formed for the express and limited purpose of the Merger
Basel III – The third Basel Accord developed by the Basel Committee on Banking Supervision to strengthen existing regulatory capital requirements
BOLI – Bank-owned life insurance policies
bp(s) – Basis point(s)
BHC Act – Bank Holding Company Act of 1956, as amended
BOV – Broker’s opinion of value
C&I – Commercial and industrial
CECL – Current expected credit losses
CET1 – Common Equity Tier 1 Capital defined by Basel III capital rules
CFPB – Consumer Finance Protection Bureau
CMO – Collateralized Mortgage Obligation
CODM – Chief Operating Decision Maker
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
Company – Synovus Financial Corp. and its wholly-owned subsidiaries, except where the context requires otherwise
CDI – Core Deposit Intangible
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
FRB – Federal Reserve Bank
FTE – Fully taxable-equivalent
FTP – Funds transfer pricing
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
Interagency Supervisory Guidance – Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit Secured by Junior Liens on 1-4 Family Residential Properties
IPRE – Income-producing real estate
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
NAICS – North American Industry Classification System
NOL – Net operating loss
NPA – Non-performing assets
NPL – Non-performing loans
NSF – Non-sufficient funds
NYSE – New York Stock Exchange
OCI – Other comprehensive income
OFAC – Office of Foreign Assets Control
ORE – Other real estate
OTTI – Other-than-temporary impairment
PAA – Purchase accounting adjustments
Parent Company – Synovus Financial Corp.
PCD – Purchased Credit Deteriorated
PCI – Purchased Credit Impaired
PD - Probability of Default
ROAA – Return on average assets
ROU – Right-of-use
ROATCE – Return on average tangible common equity
SBA – Small Business Administration
SBIC – Small Business Investment Company
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
SRR – Single Risk Rating
Synovus – Synovus Financial Corp.

Synovus Bank – A Georgia state-chartered bank and wholly-owned subsidiary of Synovus, through which Synovus conducts its banking operations
Synovus' 2019 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2019
Synovus Securities – Synovus Securities, Inc., a wholly-owned subsidiary of Synovus
Synovus Trust – Synovus Trust Company, N.A., a wholly-owned subsidiary of Synovus Bank
TARP Warrant – A warrant issued to Treasury by Synovus to purchase up to 2,215,819 shares of Synovus common stock at a per share exercise price of $65.52, as was issued by Synovus to Treasury in 2008 in connection with the Capital Purchase Program, promulgated under the Emergency Economic Stabilization Act of 2008. The Warrant expired on December 19, 2018.
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
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	the risk that competition in the financial services industry may adversely affect our future earnings and growth;

(2)	the risk that we may not realize the expected benefits from our efficiency and growth initiatives, which could negatively affect our future profitability;

(3)	the risk that any future economic downturn could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth;

(4)	our ability to attract and retain employees that are key to our strategic and growth initiatives;

(5)	the risk related to our implementation of new lines of business, new products and services or new technologies;

(6)
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

(8)	changes in the cost and availability of funding due to changes in the deposit market and credit market;

(9)	the risk that our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;

(10)
the risk that our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;

(11)	the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services market;

(12)	risks related to the continued use, availability and reliability of LIBOR and other “benchmark” rates;

(13)
risks related to our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and risks related to disruptions in service or financial difficulties with a third-party vendor or business relationship;

(14)
the risk that our asset quality may deteriorate, our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures, and the risk that we may be unable to obtain full payment in respect of any trade or other receivables;

(15)
risks related to the ability of our operational framework to identify and manage risks associated with our business such as credit risk, compliance risk, reputational risk, and operational risk, including by virtue of our relationships with third-party business partners, as well as our relationship with third-party vendors and other service providers;

(16)
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

(17)
the risk that we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;

(18)	the risk that we may fail to realize all of the anticipated benefits of the Merger or those benefits may take longer to realize than expected;

(19)
the risk that we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;

(20)
the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;

(21)	the risks that if economic conditions worsen or regulatory capital rules are modified, we may be required to undertake initiatives to improve our capital position;

(22)
restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(23)	our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;

(24)	the risk that we could realize losses if we sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets;

(25)
risks related to regulatory approval to take certain actions, including any dividends on our common stock or preferred stock, any repurchases of common stock or any other issuance or redemption of any other regulatory capital instruments;

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

ITEM 1. BUSINESS
Overview
General
Synovus Financial Corp. is a financial services company and a registered bank holding company headquartered in Columbus, Georgia. We provide commercial and retail banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, mortgage services, premium finance and international banking to our customers through our wholly-owned subsidiary bank, Synovus Bank, and other offices in Alabama, Florida, Georgia, South Carolina and Tennessee.
We were incorporated under the laws of the State of Georgia in 1972. Our principal executive offices are located at 1111 Bay Avenue, Suite 500, Columbus, Georgia 31901 and our telephone number at that address is (706) 649-2311. Our common stock is traded on the New York Stock Exchange under the symbol “SNV.” At December 31, 2019, we had total consolidated assets of $48.20 billion and total consolidated deposits of $38.41 billion.
Additional information relating to our business and our subsidiaries, including a detailed description of our operating results and financial condition for 2019, 2018 and 2017, is contained in "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.
Banking Operations
Synovus conducts its banking operations through Synovus Bank. Synovus Bank is a Georgia state-chartered bank and operates throughout Alabama, Florida, Georgia, South Carolina and Tennessee. Synovus Bank offers commercial banking services and retail banking services. Our commercial banking services include treasury management, asset management, capital markets services, institutional trust services and commercial, financial and real estate loans. Our retail banking services include accepting customary types of demand and savings deposits accounts; mortgage, installment and other consumer loans; investment and brokerage services; safe deposit services; automated banking services; automated fund transfers; Internet-based banking services; and bank credit and debit card services, including Visa and MasterCard services. At December 31, 2019, Synovus Bank operated 298 branches and 389 ATMs across our footprint.
Non-bank Subsidiaries
In addition to our banking operations, we also provide various other financial services to our customers through the following direct and indirect wholly-owned non-bank subsidiaries:

•
Synovus Securities, headquartered in Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer, asset management and financial planning services, and the provision of individual investment advice on equity and other securities; and

•	Synovus Trust, headquartered in Columbus, Georgia, which provides trust services.
Business Developments
Synovus' strategic focus includes expanding and diversifying our franchise in terms of revenues, profitability and asset size while maintaining a community banking, relationship-based approach to banking. This strategy has encompassed both organic growth as well as acquisitions of complementary banks and financial services businesses. In the first quarter of 2019, we acquired FCB, the parent company of Florida Community Bank, and integrated it into our business. In 2019, we also reorganized our operating model by more closely aligning our lines of business and key support teams to better serve our customers and to expand and diversify our sources of growth, including growth in our treasury and payments solutions business and in our new wholesale banking group which includes corporate, asset-based and structured lending capabilities. With this change in organizational structure, we segmented our business into three major reportable business segments: Community Banking, Wholesale Banking, and Financial Management Services, with functional activities such as treasury, technology, operations, marketing, finance, enterprise risk, legal, human resources, corporate communications, executive management, among others, included in Treasury and Corporate Other.  Monitoring and assessment of segment performance became effective in the fourth quarter of 2019.  For more information on segment reporting, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Segment Reporting" of this Report.
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
As of December 31, 2019, we were the largest bank holding company headquartered in Georgia based on assets. Financial services customers are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. We continue to gain traction in most of our key markets, as well as overall markets, as shown in the most recent market share deposit data for FDIC-insured institutions as of June 30, 2019. Additionally, over the last year, we have continued to rationalize our branch network and focused on improving the mix of our deposits, while maintaining and growing market share throughout our footprint.
Employees
As of December 31, 2019, Synovus had 5,389 employees compared to 4,651 employees at December 31, 2018.
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
Activity Limitations
As a financial holding company, we are permitted to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company that has not elected to be a financial holding company. Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks and certain other activities determined by the Federal Reserve to be closely related to banking. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or, if determined by the Federal Reserve, complementary to financial activities. We and Synovus Bank must each remain “well-capitalized” and “well-managed” and Synovus Bank must receive a CRA rating of at least “Satisfactory” at its most recent examination in order for us to maintain our status as a financial holding company. If Synovus Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, or if Synovus Bank receives a rating of less than satisfactory under the CRA, the Federal Reserve Board may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary or the businesses engaged in activities permissible only for financial holding companies.
In addition, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company. As further described below, each of the Company and Synovus Bank is well-capitalized under applicable regulatory standards as of December 31, 2019, and Synovus Bank has an overall rating of “Satisfactory” in its most recent CRA evaluation.
Source of Strength Obligations
A financial holding company is required to act as a source of financial and managerial strength to its subsidiary bank. The term “source of financial strength” means the ability of a company, such as us, that directly or indirectly owns or controls an insured depository institution, such as Synovus Bank, to provide financial assistance to such insured depository institution in the event of financial distress. The appropriate federal banking agency for the depository institution (in the case of Synovus Bank, this agency is the Federal Reserve) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance with the source of strength requirements by requiring us to provide financial assistance to Synovus Bank in the event of financial distress. If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of Synovus Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment. In addition, the FDIC provides that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled insured depository institution. Synovus Bank is an FDIC-insured depository institution and thus subject to these requirements.
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
Change in Control
Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, or before acquiring control of any state member bank, such as Synovus Bank. Upon receipt of such notice, the Federal Reserve may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or bank’s voting stock. As a result, a person or entity generally must provide prior notice to the Federal Reserve before acquiring the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.
Governance and Financial Reporting Obligations
We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and the NYSE. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2019 are included in this report under “Item 9A. Controls and Procedures.”
Volcker Rule
In December 2013, the Federal Reserve and other regulators jointly issued final rules implementing requirements of a new Section 13 to the BHC Act, commonly referred to as the “Volcker Rule.” The Volcker Rule generally prohibits us and our subsidiaries from (i) engaging in proprietary trading for our own account, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which we and our subsidiaries may continue to engage, and required us to implement a compliance program. The regulators provided for a Volcker Rule conformance date of July 21, 2015. The Federal Reserve extended the conformance deadline twice (first to July 21, 2016, and again to July 21, 2017) for certain legacy “covered funds” activities and investments in place before December 31, 2013. Further, the Federal Reserve Board permits limited exemptions, upon application, for divestiture of certain “illiquid” covered funds, for an additional period of up to 5 years beyond that date. In the first quarter of 2017, we obtained a five-year extension from the Federal Reserve to the divestiture requirement of certain funds held by us and covered by this rule. On October 8, 2019, the federal banking agencies finalized changes to the Volcker Rule intended to simplify compliance with the Rule’s “proprietary trading” restrictions.
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

Incentive Compensation
The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and Synovus Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2019, these rules have not been implemented by the banking agencies. We and Synovus Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles-that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
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
Capital Requirements
We and Synovus Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the Federal Reserve may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks, are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.
We and Synovus Bank are subject to the following risk-based capital ratios: a CET1 risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock and retained earnings less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.
The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks and bank holding companies is 4%.
In addition, effective January 1, 2019, the capital rules required a capital conservation buffer of CET1 of 2.5% above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction.
Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. Failure to meet minimum capital requirements could also result in restrictions on the Company’s or Synovus Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.
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
The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to Synovus Bank, the Company’s capital ratios as of December 31, 2019 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.
In 2019, the Company’s and Synovus Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer. Based on current estimates, we believe that the Company and Synovus Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2020. As of December 31, 2019, the consolidated capital ratios of Synovus and Synovus Bank were as follows:

Table 1 – Capital Ratios as of December 31, 2019
(dollars in thousands)	Synovus	Synovus Bank
CET1 ratio	8.95%	11.10%
Tier 1 risk-based capital ratio	10.23	11.10
Total risk-based capital ratio	12.25	11.78
Leverage ratio	9.16	9.94

See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 11 - Regulatory Capital" of this Report for further information.
In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act was enacted, which provided banking organizations having less than $50 billion in consolidated assets, such as us and Synovus Bank, with relief from the annual company-run stress testing previously required by the Dodd-Frank Act.
On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the CECL accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and

(iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. In June 2016, the FASB issued ASU 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets. Under the incurred loss methodology, credit losses are recognized only when the losses are probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change will result in earlier recognition of credit losses that the Company deems expected but not yet probable. For SEC reporting companies with December 31 fiscal-year ends, such as the Company, CECL became effective beginning with the first quarter of 2020.
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
The primary sources of funds for our payment of dividends to our shareholders are cash on hand and dividends from Synovus Bank and our non-bank subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that Synovus Bank may pay. Synovus Bank is a Georgia bank. Under the regulations of the GA DBF, a Georgia bank must have approval of the GA DBF to pay cash dividends if, at the time of such payment:

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
The Georgia Financial Institutions Code also contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings without the approval of the GA DBF. As a result of the foregoing restrictions, Synovus Bank may be required to seek approval from the GA DBF to pay dividends.
In addition, we and Synovus Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Federal Reserve has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. The Federal Reserve has indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings.
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
Regulation of the Bank
Synovus Bank, which is a member of the Federal Reserve System, is subject to comprehensive supervision and regulation by the Federal Reserve Board, and is subject to its regulatory reporting requirements, as well as supervision and regulation by the GA DBF. As a member bank of the Federal Reserve System, Synovus Bank is required to hold stock in its district Federal Reserve Bank in an amount equal to 6% of its capital stock and surplus (half paid to acquire stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded. The annual dividend rate for member banks with total assets in excess of $10 billion, including Synovus Bank, is based on a floating dividend rate tied to10-year U.S. Treasuries with the maximum dividend rate capped at 6%.

The deposits of Synovus Bank are insured by the FDIC up to applicable limits, and, accordingly, Synovus Bank is also subject to certain FDIC regulations and the FDIC has backup examination authority and some enforcement powers over Synovus Bank. Synovus Trust, a subsidiary of Synovus Bank that provides trust services, is organized as a national trust bank and thus is subject to supervision and regulation by the Office of the Comptroller of the Currency.
In addition, as discussed in more detail below, Synovus Bank and any other of our subsidiaries that offer consumer financial products and services are subject to regulation and supervision by the CFPB. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection law.
Broadly, regulations applicable to Synovus Bank include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital ratios; the granting of credit under equal and fair conditions; the disclosure of the costs and terms of such credit; requirements to maintain reserves against deposits and loans; limitations on the types of investment that may be made by Synovus Bank; and requirements governing risk management practices. Synovus Bank is permitted under federal law to branch on a de novo basis across state lines where the laws of that state would permit a bank chartered by that state to open a de novo branch.
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
Reserves
Federal Reserve rules require depository institutions, such as Synovus Bank, to maintain reserves against their transaction accounts, primarily NOW and regular checking accounts. For 2019, the first $16.3 million of covered balances were exempt from these reserve requirements, aggregate balances between $16.3 million and $124.2 million were subject to a 3% reserve requirement, and aggregate balances above $124.2 million were subject to a reserve requirement of $3,237,000 plus 10% of the amount over $124.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
FDIC Insurance Assessments and Depositor Preference
Synovus Bank’s deposits are insured by the FDIC’s DIF up to the limits under applicable law, which currently are set at $250,000 per depositor, per insured bank, for each account ownership category. Synovus Bank is subject to FDIC assessments for its deposit insurance. The FDIC calculates quarterly deposit insurance assessments based on an institution’s average total consolidated assets less its average tangible equity, and applies one of four risk categories determined by reference to its capital levels, supervisory ratings, and certain other factors. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. In addition, in 2019 Synovus Bank was subject to quarterly assessments by the FDIC to pay interest on Financing Corporation bonds, ending in the first quarter 2019. For 2019, Synovus Bank's FDIC insurance expense totaled $22.3 million including its Financing Corporation assessment.
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
Anti-Money Laundering
Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism ("USA PATRIOT") Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. The USA PATRIOT Act, and its implementing regulations adopted by the FinCEN, a bureau of the U.S. Department of the Treasury, requires financial institutions to establish anti-money laundering programs with minimum standards that include:
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
The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. We have always had exposures to loans secured by CRE due to the nature of our markets and the loan needs of both retail and commercial customers. We believe our long-term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance.
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
Consumer Regulation
Activities of Synovus Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:

•	limit the interest and other charges collected or contracted for by Synovus Bank, including rules respecting the terms of credit cards and of debit card overdrafts;

•	govern Synovus Bank’s disclosures of credit terms to consumer borrowers;

•	require Synovus Bank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the communities it serves;

•	prohibit Synovus Bank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;

•	govern the manner in which Synovus Bank may collect consumer debts; and

•	prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.
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
The CFPB has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) as well as integrated mortgage disclosure rules. In addition, the CFPB has issued rules that require servicers to comply with certain standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers; providing delinquent borrowers access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages (ARMs), periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts.
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

We operate in a highly competitive environment and our profitability and our future growth depends on our ability to compete successfully. We face pricing competition for loans and deposits and, in order for us to compete for borrowers and depositors, we may be required to offer loans and deposits on terms less favorable to us, including lower rates on our loans and higher rates on our deposits. We also compete for customers based on such factors as convenience, product lines, technology, accessibility of service and service capabilities. Certain of our competitors are larger and have more resources than we do, enabling them to be more aggressive than us in competing for loans and deposits and investing in new products, technology and services. In addition, the ability of non-bank competitors to provide services previously limited to commercial banks has intensified the competition we face. These non-bank competitors are not subject to the same extensive regulations that govern us and, therefore, may be able to operate with greater flexibility and lower cost structures. Non-bank competitors can also operate in areas or offer certain products that are considered speculative or risky, such as cryptocurrencies, that may be attractive to our customers. This significant competition in making loans and attracting and retaining deposits as well as in providing other financial services may impact our future earnings and growth.

Furthermore, the financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Technology has lowered barriers to entry and made it possible for non-banks and smaller banks to offer products and services traditionally provided by larger banks. Competitors adopting new technologies could require us to make significant expenditures to modify or make additions to our current products and services. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services than we do, as well as better pricing for those products and services.

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

The implementation of new lines of business, new products and services and new technologies may subject us to additional risk.

In 2019, we launched or enhanced a number of lines of business, products and services, and technologies, including, among others, those related to our treasury and payments solutions business, and asset-based and structured lending capabilities. During 2020, we will continue these efforts to implement new products, services and technologies designed to better serve our customers. There are substantial risks and uncertainties associated with these efforts.  In developing and marketing new lines of business, new products and services and/or new technologies, we undergo a new process to assess the risks of the initiative, and invest significant time and resources to build internal controls, policies and procedures to mitigate those risks, including hiring experienced management to oversee the implementation of the initiative.  Initial timetables for the introduction and development of new lines of business, new products or services and/or new technologies may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business, a new product or service and/or new technologies. Furthermore, any new line of business, new product or service and/or new technology could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

We may fail to fully realize the anticipated benefits of our acquisition of FCB.

During 2019, we devoted significant management time and resources in integrating FCB into our business. While this integration effort is substantially complete, we continue to manage the acquired business through the transition. The success of this transition will depend on, among other things, our ability to realize anticipated costs savings and to manage the acquired assets and operations in a manner that permits growth opportunities and does not materially disrupt our existing customer relationships or result in decreased revenues resulting from any loss of customers. We may encounter a number of difficulties, including, among others:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the Merger;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in attracting and retaining key personnel, including personnel that are considered key to the future success of our businesses;

•	challenges related to the credit quality and credit risk of the acquired business; and

•	challenges in keeping key business relationships in place.

Many of these factors are outside of our control and any one of them could result in increased costs and liabilities, decreases in the amount of expected income and diversion of management’s time and energy, which could have a material adverse effect on our business, financial condition and results of operations. In addition, even if this transition is successfully managed, the full benefits of the transaction may not be realized, including the synergies, cost savings, growth opportunities or earnings accretion that are expected. These benefits may not be achieved within the anticipated time frame, or at all, and additional unanticipated costs may be incurred, including exposure to unexpected asset quality problems, compliance and regulatory violations, key employee and client retention problems and other problems that could result in significant costs to us.

All of these difficulties could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the transaction, negatively impact the price of our common stock, or have a material adverse effect on our business, financial condition and results of operations.

We may pursue attractive bank and non-bank acquisition opportunities as they arise. However, even if we identify attractive acquisition opportunities, we may not be able to complete such acquisitions on favorable terms or realize the anticipated benefits from such acquisitions.

While we continue to focus on organic growth opportunities and continue to integrate FCB into our business, we anticipate continuing to evaluate both bank and non-bank acquisition opportunities that arise in our core markets and beyond. The number of financial institutions headquartered in Georgia, Florida, the Southeastern United States, and across the country continues to decline through merger and other consolidation activity. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition, as the number of appropriate merger targets decreases, could increase prices for potential acquisitions which could reduce our potential returns, and reduce the attractiveness of these opportunities to us. As a result, we may be unable to identify additional bank and non-bank acquisition opportunities that meet our acquisition criteria. Furthermore, even if we do identify such acquisition opportunities, we may be unable to complete such acquisitions on favorable terms, if at all, or realize the anticipated benefits from such acquisitions. In addition, any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

Also, acquisitions are subject to various regulatory approvals, including the approval of the FRB and the GA DBF. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Additionally, we may not be able to pursue an acquisition because of a perceived inability to obtain the required regulatory approvals in a timely manner. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance, including with respect to AML obligations, consumer protection laws and CRA obligations and levels of goodwill and intangibles when considering acquisition and expansion proposals. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals would be granted, if at all.

Operational Risk

We may not be able to attract and retain key employees, which may adversely impact our ability to successfully execute our growth and efficiency strategies.

Our financial success depends upon our ability to attract and retain highly motivated, well-qualified personnel that we rely on to execute on our strategy and initiatives. We face significant competition in the recruitment of qualified employees from financial institutions and others. Moreover, as the banking industry transforms due to technological innovation, we must continually assess and manage how our talent needs change over time. In addition, our future growth and the continued diversification of our loan portfolio depends, in part, on our ability to attract and retain the right mix of well-qualified employees. If we are unable to attract and retain qualified employees, our ability to execute our business strategies may suffer and we may be required to substantially increase our overall compensation or benefits to attract and retain such employees. Furthermore, we generally do not have employment agreements in place with our management team and key team members and cannot guarantee that our management team and other key team members will remain with us. The unexpected loss of services of one or more of our key personnel, especially members of our senior management team, could have a material adverse impact on the business because we would lose their skills, knowledge of the market, years of industry experience and may have difficulty promptly finding qualified replacement personnel.

The financial services market is undergoing rapid technological changes, and if we are unable to stay current with those changes, we will not be able to effectively compete.

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success will depend, in part, on our ability to keep pace with these technological changes and to use technology to satisfy and grow customer demand for our products and services and to create additional efficiencies in our operations. We expect that we will need to make substantial investments in our technology and information systems to compete effectively and to stay current with technological changes. Some of our competitors have substantially greater resources to invest in technological improvements and will be able to invest more heavily in developing and adopting new technologies, which may put us at a competitive disadvantage. Some of these competitors consist of financial technology providers, who are beginning to offer more traditional banking products and may eventually be able to provide additional services by obtaining a bank-like charter, such as the fintech charter provided by the OCC. Furthermore, companies may increasingly utilize artificial intelligence to deliver banking products and services, which could become more competitive and efficient than traditional products and services. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations may be adversely affected.

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

Our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining and providing growth opportunities for employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers, caring about our customers and team members and investing in our information technology and other systems. If our reputation is negatively affected by the actions of our employees or otherwise, including as a result of operational errors, clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems or a successful cyberattack against us or other unauthorized release or loss of customer information, our reputation, business and our operating results may be materially adversely affected. Damage to our reputation could also negatively impact our credit ratings and impede our access to the capital markets.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. We have selected these third-party vendors carefully and have conducted the due diligence consistent with regulatory guidance and best practices. While we have ongoing programs to review third party vendors and assess risk, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, issues at a third-party vendor of a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor's ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

As an issuer of credit and debit cards we are exposed to losses in the event that holders of our cards experience fraud on their card accounts.

Our customers regularly use Synovus-issued credit and debit cards to pay for transactions with retailers and other businesses. There is the risk of data security breaches at these retailers and other businesses that could result in the misappropriation of our customers’ credit and debit card information. When our customers use Synovus-issued cards to make purchases from those businesses, card account information is provided to the business. If the business’s systems that process or store card account information are subject to a data security breach, holders of our cards who have made purchases from that business may experience fraud on their card accounts. While the transition to EMV-enabled credit and debit cards reduced the likelihood of fraudulent transactions and the associated costs, we may nonetheless suffer losses associated with reimbursing our customers for fraudulent transactions on customers’ card accounts, as well as for other costs related to data security compromise events, such as replacing cards associated with compromised card accounts. In addition, we provide card transaction processing services to some merchant customers under agreements we have with payment networks such as Visa and MasterCard. Under these agreements, we may be responsible for certain losses and penalties if one of our merchant customers suffers a data security breach.

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

We may be involved from time to time in a variety of litigation, investigations, inquiries or similar matters arising out of our business, including those described in “Part I - Item 3. Legal Proceedings” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Commitments and Contingencies" of this Report. We manage those risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty. We establish reserves for legal claims when payments associated with the claims become probable and the losses can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. For those legal matters where the amounts associated with the claims are not probable and the costs cannot be reasonably estimated, Synovus estimates a range of reasonably possible losses. As of December 31, 2019, Synovus' management currently estimates the aggregate range of reasonably possible losses resulting from our outstanding litigation, including, without limitation, the matters described in this Report, is from zero to $5 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to us, and the actual losses could prove to be higher. As there are further developments in these legal matters, we will reassess these matters and the estimated range of reasonably possible losses may change as a result of this assessment. In addition, in the future, we may need to record additional litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could significantly harm our reputation and divert our management's attention and other resources away from our business.

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

Credit and Liquidity Risk

Our allowance for credit losses may not cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.

Effective January 1, 2020, the FASB adopted a new accounting standard, known as the Current Expected Credit Loss (“CECL”), for the recognition and measurement of credit losses for loans and certain other instruments. CECL represents a significant change in methodology and greatly increased the types of data we will need to collect and review the determine the appropriate level of the allowance for credit losses.

We derive the most significant portion of our revenues from our lending activities. When we lend money, commit to lend money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. We estimate and maintain an allowance for credit losses, which is a reserve established through a provision for loan losses charged to expenses, representing management's best estimate of probable credit losses that have been incurred within the existing portfolio of loans, as described under "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Loan Losses" in this Report. The allowance, in the judgment of management, is established to reserve for estimated credit losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, changes in assumptions regarding a borrower's ability to pay, changes in collateral values, risk ratings, and other factors, both within and outside of our control, may cause the allowance for credit losses to become inadequate and require an increase in the provision for loan losses.

While we are continuing to evaluate the impact of CECL, we expect that the allowance for credit losses will be higher under the new standard and as such, could have an impact on our results of operations. Moreover, the CECL model may create more volatility in the level of our allowance for credit losses. For a discussion of changes in accounting standards and regulatory capital implications, see “Part 1 - Item 1. Business - Supervision, Regulation, and Other Factors - Capital Requirements.”

Various regulatory agencies, as an integral part of their examination procedures, periodically review the allowance. Based on their judgments about information available to them at the time of their examination, such agencies may require us to recognize additions to the allowance or additional loan charge offs. An increase in the allowance for credit losses would result in a decrease in net income and capital, and could have a material adverse effect on our capital, financial condition and results of operations.

If Synovus Bank is unable to grow its deposits, it may be subject to liquidity risk and higher funding costs.

The total amount that we pay for funding costs is dependent, in part, on Synovus Bank’s ability to grow and retain its deposits. If Synovus Bank is unable to sufficiently grow and retain its deposits at competitive rates to meet liquidity needs, it may be subject to paying higher funding costs to meet these liquidity needs.

Synovus Bank competes with banks and other financial services companies for deposits. If competitors raise the rates they pay on deposits, Synovus Bank’s funding costs may increase, either because Synovus Bank raises rates to avoid losing deposits or because Synovus Bank loses deposits and must rely on more expensive sources of funding. This could result in a failure to maintain adequate liquidity and higher funding costs, reducing our net interest margin and net interest income. In addition, our access to deposits may be affected by the liquidity needs of our depositors. In particular, a substantial majority of our liabilities in 2019 were checking accounts and other liquid deposits, which are payable on demand or upon several days' notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Moreover, our customers could withdraw their deposits in favor of alternative investments. While we have historically, been able to replace maturing deposits and advances as necessary, we may not be able to replace such funds in the future, especially if large number of our depositors seek to withdraw their accounts, regardless of the reason.

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

In addition to bank level liquidity management, we must manage liquidity at the Parent Company for various needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our common stock and preferred stock and share repurchases. The primary source of liquidity for us consists of dividends from Synovus Bank which are governed by certain rules and regulations of our supervising agencies. During 2019, Synovus Bank paid upstream cash dividends to the Parent Company of $400.0 million. In 2018, Synovus Bank and non-bank subsidiaries made upstream cash distributions to the Parent Company totaling $260.0 million including cash dividends of $250.0 million. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity and overall condition. In addition, GA DBF rules and related statutes contain additional restrictions on payments of dividends by Synovus Bank. In particular, the Georgia Financial Institutions Code contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings and under other circumstances without the approval of the GA DBF. As a result of these restrictions, Synovus Bank may be required to seek approval from the GA DBF to pay dividends. See “Part I - Item 1A. Risk Factors - We may not be able to generate sufficient cash to service all of our debt and repay maturing debt obligations” and "Part 1 - Item 1. Business - Supervision, Regulation, and Other Factors - Payment of Dividends" of this Report for further information. Synovus expects that it will receive additional dividends from Synovus Bank in 2020. If Synovus does not receive additional dividends from Synovus Bank in 2020 at the levels anticipated, its liquidity could be adversely affected and it may not be able to continue to execute its current capital plan to return capital to its shareholders. In addition to dividends from Synovus Bank, we have historically had access to a number of alternative sources of liquidity, including the capital markets, but there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. If our access to these traditional and alternative sources of liquidity is diminished or only available on unfavorable terms, then our overall liquidity and financial condition will be adversely affected.

Changes in interest rates may have an adverse effect on our net interest income.

Net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense that we pay on interest-bearing liabilities, is a major component of our income and our primary source of revenue from our operations. A further narrowing of interest rate spreads could adversely affect our earnings and financial condition. We cannot control or predict with certainty changes in interest rates. Regional and local economic conditions, competitive pressures and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense.

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

As of December 31, 2019, we and our consolidated subsidiaries had $2.15 billion of long-term debt outstanding. Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our debt, to refinance our debt or to fund capital expenditures will depend on our future financial and operating performance and our ability to maintain adequate liquidity. Prevailing economic conditions (including interest rates), and regulatory constraints, including, among other things, on distributions to us from our subsidiaries and required capital levels with respect to our subsidiary bank and financial subsidiaries, business and other factors, many of which are beyond our control, may also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on maturity, and we may not be able to refinance any of our debt when needed on commercially reasonable terms or at all. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay investments in our business, sell assets, seek to obtain additional equity or debt financing or restructure our debt on terms that may not be favorable to us.

We may be unable to pay dividends on our common stock and preferred stock.

Holders of our common stock and preferred stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically paid a quarterly cash dividend to the holders of our common stock and preferred stock, we are not legally required to do so. Further, the Federal Reserve could decide at any time that paying any dividends on our common stock or preferred stock could be an unsafe or unsound banking practice. The reduction or elimination of dividends paid on our common stock or preferred stock could adversely affect the market price of our common stock or preferred stock, as applicable. In addition, if we fail to pay dividends on our preferred stock for six quarters, whether or not consecutive, the holders of such preferred stock shall be entitled to certain rights to elect two directors to our Board of Directors.

For a discussion of current regulatory limits on our ability to pay dividends, see "Part 1 - Item 1. Business - Supervision, Regulation, and Other Factors - Payment of Dividends" and “Part I - Item 1A - Risk Factors - We may become subject to supervisory actions and enhanced regulation that could have a material adverse effect on our business, reputation, operating flexibility, financial condition and the value of our common stock and preferred stock” in this Report for further information.

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

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors. We and Synovus Bank are subject to regulation and supervision by the Federal Reserve, the GA DBF, and the CFPB. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves Synovus Bank must hold against deposits it takes, the types of deposits Synovus Bank may accept and the rates it may pay on such deposits, maintenance of adequate capital and liquidity, changes in the control of the company and Synovus Bank, restrictions on dividends and establishment of new offices by Synovus Bank. We must obtain approval from our regulators before engaging in certain activities, and there can be no assurance that any regulatory approvals we may require will be obtained, either in a timely manner or at all. In addition, new technologies, such as cryptocurrencies, could make regulatory compliance more challenging. Remaining compliant and receiving regulatory approvals is dependent on our ability to improve and develop our technological capabilities. Our regulators also have the ability to compel us to, or restrict us from, taking certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

We and Synovus Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the Federal Reserve may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Moreover, federal bank regulators have issued a series of guidance and rulemakings applicable to large banks. While many of these do not currently apply to us due to our asset size, these issuances could impact industry capital standards and practices in many potentially unforeseeable ways. See “Part 1 - Item 1. Business - Supervision, Regulation, and Other Factors - Capital Requirements” in this Report for further information on regulatory capital requirements. At January 1, 2019, the buffer was increased to 2.5%. In addition, in 2019, we repurchased $725.0 million of capital stock under our share repurchase program. As a result and as of December 31, 2019, our CET1 ratio was 8.93% on a fully phased-in basis, which is in excess of the minimum common equity and additional conservation buffer stipulated by the Revised Rules. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.

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

Market and Other General Risk

Any future economic downturn could have a material adverse effect on our capital, financial condition, results of operations, and future growth.

Management continually monitors market conditions and economic factors throughout our footprint. If conditions were to worsen nationally, regionally or locally, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for credit losses. Furthermore, the demand for loans and our other products and services could decline. An increase in our non-performing assets and related increases in our provision for loan losses, coupled with a potential decrease in the demand for loans and our other products and services, could negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations and future growth. Our customers may also be adversely impacted by changes in regulatory, trade (including tariffs) and tax policies and laws, all of which could reduce demand for loans and adversely impact our borrowers’ ability to repay our loans. In addition, international economic uncertainty could also impact the U.S. financial markets by potentially suppressing stock prices, including ours, and adding to overall market volatility, which could adversely affect our business. The effects of any economic downturn could continue for many years after the downturn is considered to have ended.

Our concentrated operations in the Southeastern U.S. make us vulnerable to local economic conditions, local weather catastrophes, public health issues, and other external events, which could adversely affect our results of operations and financial condition.

Our operations are concentrated in the Southeastern U.S. in the states of Alabama, Florida, Georgia, South Carolina and Tennessee. As a result, local economic conditions significantly affect the demand for loans and other products we offer to our customers (including real estate, commercial and construction loans), the ability of borrowers to repay these loans and the value of the collateral securing these loans. Economic downturns in these regions could adversely affect our currently performing loans, leading to future delinquencies or defaults and increases in our provision for credit losses.

In addition, the occurrence of events such as hurricanes, tropical storms, tornados, winter storms and other large-scale weather catastrophes in and along the Gulf and the Atlantic coasts, as well as other parts of the Southeastern U.S., and public health issues, such as pandemics or other widespread health emergencies, could adversely affect our financial condition or results of operations. Such areas could be adversely impacted by such events in those regions, the nature and severity of which are difficult to predict. These and other unpredictable external events could have an adverse effect on us in that such events could materially disrupt our operations or the ability or willingness of its customers to access the financial services offered by Synovus. These events could reduce our earnings and cause volatility in our financial results for any fiscal quarter or year and have a material adverse effect on our financial condition and/or results of operations.

Interest rates on our outstanding financial instruments might be subject to change based on developments related to LIBOR, which could adversely affect our revenue, expenses, and the value of our financial instruments.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. U.S. regulatory authorities have voiced similar support for phasing out LIBOR. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established, and no consensus exists at this time as to what benchmark rate or rates may become accepted alternatives to LIBOR. In the U.S., efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve and the Federal Reserve Bank of New York and its Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repurchase market. At this time, it is impossible to predict whether SOFR or another reference rate will become an accepted alternative to LIBOR.

The uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

•
adversely affect the interest rates paid or received on, and the revenue and expenses associated with, and the value of Synovus’ floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•	prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;

•
result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language, or the absence of such language, in LIBOR-based securities and loans;

•
result in customer uncertainty and disputes around how variable rates should be calculated in light of the foregoing, thereby damaging our reputation and resulting in a loss of customers and additional costs to us; and

•
require the transition to or development of appropriate systems and analytics to effectively transition Synovus’ risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR.

The manner and impact of this transition, as well as the effect of these developments on Synovus’ funding costs, loan, and investment and trading securities portfolios, asset liability management and business is uncertain.

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

Changes in tax laws and interpretations and tax challenges may affect our earnings negatively.
The enactment of Federal Tax Reform has had, and is expected to continue to have, far reaching and significant effects on us, our customers and the U.S. economy. Further, U.S. tax authorities may at any time clarify and/or modify by legislation, administration or judicial changes or interpretations the income tax treatment of corporations. Such changes could adversely affect us, either directly or as a result of the effects on our customers.
As of December 31, 2019, our balance sheet included net deferred tax assets of approximately $65.1 million (net of valuation allowance of $18.4 million). Our ability to continue to record this deferred tax asset is dependent on our ability to realize its value through future projected earnings and tax planning strategies. Loss of part or all of this asset would adversely impact tangible capital and could have a material adverse effect on earnings. Currently, $37.9 million of our deferred tax assets are disallowed for regulatory purposes.
In the course of our business, we are sometimes subject to challenges from taxing authorities, including the IRS, individual states and municipalities, regarding amounts due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or allocation of income among tax jurisdictions, all of which may require a greater provisioning for taxes or otherwise affect earnings negatively.
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

Our articles of incorporation and certain banking laws and regulations may have an anti-takeover effect.

Provisions of our charter and certain federal and state banking laws and regulations, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these charter and statutory provisions may inhibit a non-negotiated merger or other business combination, making us less attractive to a potential acquirer, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE.
ITEM 2. PROPERTIES
We and our subsidiaries own or lease all of the real property and/or buildings in which we operate our business. We believe that our properties are suitable for the purposes of our operations.
As of December 31, 2019, we and our subsidiaries owned 249 facilities encompassing 2,210,930 square feet and leased from third parties 114 facilities encompassing 1,042,263 square feet. The owned and leased facilities are primarily comprised of office space from which we conduct our business in our headquarters in Columbus, Georgia and throughout our footprint.
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
Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material effect on Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material effect on Synovus' results of operations and financial condition for any particular period. For additional information, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Commitments and Contingencies" of this Report.
ITEM 4. MINE SAFETY DISCLOSURES
NOT APPLICABLE.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
Shares of our common stock are traded on the NYSE under the symbol “SNV.”
As of February 26, 2020, there were 147,256,201 shares of Synovus common stock issued and outstanding and 11,304 shareholders of record of Synovus common stock, some of which are holders in nominee name for the benefit of a number of different shareholders.
Subject to the approval of the Board of Directors and applicable regulatory requirements, Synovus expects to continue its policy of paying regular cash dividends on a quarterly basis. A discussion of certain limitations on the ability of Synovus Bank to pay dividends to Synovus and the ability of Synovus to pay dividends on its common stock is set forth in "Part I - Item 1. Business Supervision, Regulation and Other Factors - Payment of Dividends” of this Report.
Stock Performance Graph
The following graph compares the yearly percentage change in cumulative shareholder return on Synovus stock with the cumulative total return of the Standard & Poor's 500 Index and the KBW Regional Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2014 and reinvestment of all dividends).

Table 2 - Stock Performance
	2014	2015	2016	2017	2018	2019
Synovus	$100	$121.18	$156.03	$184.55	$125.97	$159.52
Standard & Poor's 500 Index	100	101.37	113.49	138.26	132.19	173.80
KBW Regional Bank Index	100	105.99	147.46	150.13	123.87	153.43

Issuer Purchases of Equity Securities
On January 15, 2019, Synovus announced a $400.0 million share repurchase program to be executed during 2019, and on June 17, 2019, Synovus announced an increase of its prior $400.0 million share repurchase authorization to $725.0 million for the year 2019. The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2019, all of which were made under the share repurchase programs announced in January and June of 2019.

Table 3 - Share Repurchases
(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 2019	1,065	$34.30	1,065	$—
Total	1,065	$34.30	1,065	$—

(1)	The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

The foregoing repurchases during the fourth quarter of 2019 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
The $725.0 million share repurchase program was completed on October 24, 2019. Synovus announced on January 24, 2020 that its Board of Directors authorized share repurchases in 2020 at a level that would be consistent with Synovus retaining a 9% CET1 ratio target.

ITEM 6. SELECTED FINANCIAL DATA

Table 4 - Selected Financial Data
	As Of and For The Years Ended December 31,
(in thousands, except per share data)	2019(1)	2018	2017	2016	2015
Income Statement
Total revenues	$1,951,703	$1,428,506	$1,368,636	$1,172,374	$1,095,238
Net interest income	1,595,803	1,148,413	1,023,309	899,180	827,318
Provision for loan losses	87,720	51,697	67,185	28,000	19,010
Non-interest income	355,900	280,093	345,327	273,194	267,920
Non-interest expense	1,098,968	829,455	821,313	755,923	717,655
Net income	563,780	428,476	275,474	246,784	226,082
Preferred stock dividends and redemption charge	22,881	17,998	10,238	10,238	10,238
Net income available to common shareholders	540,899	410,478	265,236	236,546	215,844
Per share data
Net income per common share, basic	3.50	3.49	2.19	1.90	1.63
Net income per common share, diluted	3.47	3.47	2.17	1.89	1.62
Cash dividends declared per common share	1.20	1.00	0.60	0.48	0.42
Book value per common share	29.93	25.36	23.85	22.92	22.19
Balance Sheet
Investment securities available for sale	6,778,670	3,991,632	3,987,069	3,718,195	3,587,818
Loans, net of deferred fees and costs	37,162,450	25,946,573	24,787,464	23,856,391	22,429,565
Total assets	48,203,282	32,669,192	31,221,837	30,104,002	28,792,653
Deposits	38,405,504	26,720,322	26,147,900	24,648,060	23,242,661
Long-term debt	2,153,897	1,657,157	1,606,138	2,160,881	2,136,893
Total shareholders’ equity	4,941,690	3,133,602	2,961,566	2,927,924	3,000,196
Performance ratios and other data
Return on average assets	1.20%	1.35%	0.89%	0.84%	0.80%
Return on average equity	11.86	14.29	9.27	8.40	7.49
Net interest margin	3.70	3.86	3.55	3.27	3.19
Dividend payout ratio(2)	34.61	28.84	27.60	25.38	25.93
Total shareholders' equity to total assets ratio	10.25	9.59	9.49	9.73	10.42
Tangible common equity to tangible assets ratio(3)	8.08	8.81	8.88	9.09	9.90
Weighted average common shares outstanding, basic	154,331	117,644	121,162	124,389	132,423
Weighted average common shares outstanding, diluted	156,058	118,378	122,012	125,078	133,201

(1)	2019 includes the acquisition of FCB since the Acquisition Date. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 2 - Acquisitions" of this Report for additional information.

(2)	Determined by dividing cash dividends declared per common share by diluted net income per share.

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
Overview of 2019 Financial Results
Net income available to common shareholders for 2019 was $540.9 million, an increase of 31.8% compared to $410.5 million for 2018. Net income per diluted common share was $3.47 in both 2019 and 2018. Adjusted net income available to common shareholders(1) for 2019 was $608.5 million, or $3.90 per diluted common share, an increase of 41.4% and 7.3%, respectively, compared to $430.3 million, or $3.64 per diluted common share, for 2018. Results for 2019 include the impact of the Merger with FCB, which closed on January 1, 2019. Synovus incurred $56.6 million in merger-related expense associated with the FCB acquisition in 2019. Return on average assets for 2019 was 1.20%, down 15 basis points from 2018, and the adjusted return on average assets(1) was 1.35% for 2019, down 5 basis points from 2018.
Net interest income for 2019 was $1.60 billion, up $447.4 million, or 39.0%, from 2018, driven by the FCB acquisition. The net interest margin was 3.70% for 2019, a decrease of 16 basis points from 2018, impacted primarily by the FCB acquisition and declines in market interest rates which outpaced the decline in deposit pricing. The yield on earning assets increased 23 basis points to 4.74% while the total cost of funds increased 41 basis points to 1.10%.
Non-interest income for 2019 was $355.9 million, up $75.8 million, or 27.1%, compared to 2018. The increase was primarily driven by the FCB acquisition, led by strong growth in capital markets income and expansion in all other revenue categories as well as increases in the fair value of private equity investments. Additionally, mortgage banking income was up significantly compared to 2018 due to the interest rate environment as well as the addition of mortgage originators.
Non-interest expense for 2019 was $1.10 billion, an increase of $269.5 million, or 32.5%, compared to 2018. Comparisons to prior year are impacted by the FCB acquisition and merger-related expense. The efficiency ratio-FTE for 2019 was 56.22%, down 182 basis points compared to 58.04% in 2018. The adjusted tangible efficiency ratio(1) for 2019 was 51.82%, down 451 basis points compared to 56.33% in 2018.
Total loans ended the year at $37.16 billion, an $11.22 billion or 43.2% increase from a year ago, driven by the $9.29 billion Acquisition Date fair value of acquired FCB loans as well as organic growth. Adjusting December 31, 2018 for the Acquisition Date acquired balances, loan growth for 2019 was $1.93 billion, or 5.5%, and was driven by an $822.1 million, or 9.0%, increase in consumer loans, a $744.1 million, or 4.6%, increase in C&I loans and a $355.4 million, or 3.5%, increase in CRE loans.
Credit quality remained solid in 2019 with the NPA and NPL ratios improving to 0.37% and 0.27%, respectively, and total past dues were at 0.33%. Net charge-offs for 2019 were 16 basis points compared to 20 basis points for 2018. The provision for loan losses for 2019 was $87.7 million compared to $51.7 million in 2018. The increase from 2018 was primarily the result of higher gross organic loan growth including renewal of maturing FCB loans as well as an increased level of net charge-offs including lower recoveries. The ALL at December 31, 2019 was $281.4 million, or 0.76% of total loans, compared to $250.6 million, or 0.97% of total loans, at December 31, 2018, reflecting a lower ratio due to the impact of acquisition date accounting for acquired loans.
Total deposits were $38.41 billion at December 31, 2019, an increase of $11.69 billion, or 43.7%, compared to year-end 2018, driven by the acquisition of FCB which contributed $10.93 billion in total deposits on the Acquisition Date. Adjusting December 31, 2018 for the Acquisition Date acquired balances, total deposits increased $754.5 million, or 2.0%, from 2018.
During 2019, Synovus repurchased $725.0 million, or 19.9 million shares, of common stock through open market transactions under its authorized share repurchase program. On February 7, 2019, Synovus completed a public offering of $300.0 million aggregate principal amount of subordinated debt and on July 1, 2019, Synovus completed a $350.0 million public offering of Tier 1 qualifying Series E Preferred Stock. Proceeds from the offerings were largely used to repurchase common stock. At December 31, 2019, Synovus' regulatory capital levels continue to be well above regulatory capital requirements.
More detail on Synovus' financial results for 2019 and 2018 can be found in subsequent sections of "Part II Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report and detailed information on Synovus' financial results for 2017 can be found in "Part II Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of Synovus' 2018 Form 10-K.

2020 Outlook
For the full year 2020, compared to 2019 results, we currently expect:

•	Period-end assets growth of 4% to 7%

•	Net interest income growth (excluding PAA)(2) of 0% to 3%

•	Estimated CECL impact of 40%-60% overall increase in ACL at date of adoption

•	Adjusted non-interest income(1) growth of 3% to 6%

•	Adjusted non-interest expense(1) growth of 3% to 5%

•	Effective income tax rate of 23% to 25%

•	Net charge-off ratio of 15 to 25 bps

•	Share repurchases that would be consistent with Synovus retaining a 9% CET1 ratio target

•	Common dividend per share (year) up 10% to $1.32

(1)
See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.

(2)	PAA are primarily composed of loan accretion and deposit premium amortization of $95.0 million in 2019; 2020 estimate is $8.0 million.

Consolidated Financial Highlights
A summary of Synovus’ financial performance for the years ended December 31, 2019 and 2018 is set forth in the table below.

Table 5 - Consolidated Financial Highlights
	Years Ended December 31,
(dollars in thousands, except per share data)	2019	2018	Change
Net interest income	$1,595,803	$1,148,413	39.0%
Provision for loan losses	87,720	51,697	69.7
Non-interest income	355,900	280,093	27.1
Adjusted non-interest income(1)	351,952	286,132	23.0
Total revenues	1,951,703	1,428,506	36.6
Adjusted total revenues(1)	1,950,780	1,435,098	35.9
Non-interest expense	1,098,968	829,455	32.5
Adjusted non-interest expense(1)	1,022,498	809,487	26.3
Income before income taxes	765,015	547,354	39.8
Net income	563,780	428,476	31.6
Net income available to common shareholders	540,899	410,478	31.8
Net income per common share, basic	3.50	3.49	0.4
Net income per common share, diluted	3.47	3.47	—
Adjusted net income per common share, diluted(1)	3.90	3.64	7.3
Return on average common equity	12.34%	14.55%	(221)	bps
Adjusted return on average common equity(1)	13.88	15.25	(137)
Adjusted return on average tangible common equity(1)	16.10	15.66	44
Return on average assets	1.20	1.35	(15)
Adjusted return on average assets(1)	1.35	1.40	(5)
Efficiency ratio-FTE	56.22	58.04	(182)
Adjusted tangible efficiency ratio(1)	51.82	56.33	(451)

	As Of and For The Years Ended December 31,
	2019	2018	Change
Loans, net of deferred fees and costs	$37,162,450	$25,946,573	43.2%
Total deposits	38,405,504	26,720,322	43.7
Core deposits(2)	34,975,511	25,172,292	38.9
Core transaction deposits(3)	24,167,582	19,111,533	26.5
Net interest margin	3.70%	3.86%	(16)	bps
Non-performing assets ratio	0.37	0.44	(7)
Non-performing loans ratio	0.27	0.41	(14)
Past due loans over 90 days	0.04	0.01	3
Net charge-off ratio	0.16	0.20	(4)

CET1 capital (transitional)	$3,743,459	$2,897,997	29.2%
Tier 1 risk-based capital	4,280,604	3,090,416	38.5
Total risk-based capital	5,123,381	3,601,376	42.3
CET1 capital ratio (transitional)	8.95%	9.95%	(100)	bps
Tier 1 risk-based capital ratio	10.23	10.61	(38)
Total risk-based capital ratio	12.25	12.37	(12)
Total shareholders’ equity to total assets ratio	10.25	9.59	66
Tangible common equity to tangible assets ratio(1)	8.08	8.81	(73)

(1)
See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.

(2)	Core deposits exclude brokered deposits.

(3)	Core transaction deposits consist of non-interest-bearing demand deposits, interest-bearing demand deposits, money market accounts, and savings deposits excluding public funds and brokered deposits.

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
Allowance for Loan Losses
The allowance for loan losses is a significant accounting estimate that represents management's best estimate of probable losses inherent in the funded loan portfolio. The economic and business climate in any given industry or market is difficult to gauge and can change rapidly, and the effects of those changes can vary by borrower. Significant judgments and estimates are necessary in the determination of the allowance for loan losses. Significant judgments include, among others, loan risk ratings and classifications, the determination and measurement of impaired loans, the timing of loan charge-offs, the probability of loan defaults, the net loss exposure in the event of loan defaults, the loss emergence period, qualitative loss factors, as well as other qualitative considerations. In determining the allowance for loan losses, management makes numerous assumptions, estimates, and assessments, which are inherently subjective. The use of different estimates or assumptions could have a significant impact on the provision for loan losses, allowance for loan losses, non-performing loans, loan charge-offs, financial condition, and results of operations. A detailed discussion of the methodology used in determining the ALL as well as information regarding recently issued accounting standards related to the allowance are included in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report.
Fair Value Measurements
Synovus evaluates assets, liabilities, and other financial instruments that are either required or elected to be recorded, reported, or disclosed at fair value. The fair value of these instruments is determined as the exchange price that would be received for an asset or paid to transfer a liability (an “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Synovus updates the fair value measurements of each instrument on a periodic basis, but no less than quarterly.
Synovus selects the most appropriate technique for determining the fair value of the asset or liability. The degree of management judgment involved in determining fair value is dependent upon the availability of quoted prices or observable market data. There is minimal subjectivity involved in measuring the fair value of financial instruments based on quoted market prices; however, when quoted prices and observable market data are not available, Synovus uses a valuation technique requiring significant judgment to estimate the appropriate fair value. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 13 - Fair Value Accounting" of this Report for further discussion of fair value measurements and Synovus' use of various fair value methodologies and the types of assets and liabilities in which fair value accounting is applied.
Synovus accounts for acquired assets and liabilities at their respective fair values using the acquisition method of accounting. Determination of the fair value often involves estimates based on third party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. Additionally, the amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. Typically, acquisitions result in the recognition of goodwill, which is subject to periodic impairment tests. Synovus applies ASC 350-20-35-3A, Goodwill Subsequent Measurement - Qualitative Assessment, for its determination of impairment. Refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 6 - Goodwill and Other Intangible Assets" in this Report for a description of the impairment testing process and key assumptions management utilizes to perform its qualitative assessment.
Income taxes
The calculation of Synovus’ income tax provision is complex and requires the use of estimates and judgments in its determination. As part of Synovus’ overall business strategy, management must consider tax laws and regulations that apply to the specific facts and circumstances under consideration. As such, the Company is often required to exercise significant judgment regarding the interpretation of these tax laws and regulations, in which Synovus' anticipated and actual liability could significantly vary based upon the taxing authority’s interpretation. Specifically, significant estimates in accounting for income taxes relate to the valuation allowance for deferred tax assets, estimates of the realizability of income tax credits, utilization of NOLs, the determination of taxable income, and the determination of uncertain tax positions and temporary differences between book and tax bases. Adjustments to these items may occur due to modifications in tax rates, newly enacted laws, issuance of tax regulations, resolution of items with taxing authorities, alterations to interpretative statutory, judicial, and regulatory guidance that affects the Company’s tax positions, methods or election~~s~~ changes, or other facts and circumstances. Management closely monitors tax developments and the potential timing of these changes in order to evaluate the effect they may have on the Company’s overall tax position and the estimates and judgments used in determining the income tax provision and records adjustments as necessary. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 18 - Income Taxes" in this Report for additional details.
DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Investment Securities Available for Sale
The investment securities portfolio consists primarily of high-quality liquid debt securities classified as available for sale. The on-going investment philosophy for the securities portfolio focuses on maintaining a readily accessible source of liquidity while also supporting the income and interest rate risk management objectives of the Company. At the beginning of 2019, Synovus acquired $2.30 billion of investment securities related to the FCB merger. Certain securities from that portfolio were repositioned during the year to more closely align with Synovus' investment philosophy. Additionally, Synovus strategically repositioned certain securities in its legacy portfolio to improve liquidity and portfolio performance.
The investment securities portfolio had a weighted average duration of 3.5 years at December 31, 2019, which compared to 4.1 years at December 31, 2018. The reduction in portfolio duration was primarily attributable to the increase in anticipated prepayment rates as a result of the decline in long-term interest rates. See Table 7 - Maturities and Weighted Average Yields of Investment Securities Available for Sale in this Report for maturity and average yield information of the investment securities available for sale portfolio.
As of December 31, 2019 and 2018, the estimated fair value of investment securities available for sale as a percentage of their amortized cost was 102.0% and 97.7%, respectively. The investment securities available for sale portfolio had gross unrealized gains of $133.4 million and gross unrealized losses of $2.5 million, for a net unrealized gain of $130.9 million as of December 31, 2019. The investment securities available for sale portfolio had gross unrealized gains of $6.3 million and gross unrealized losses of $100.6 million, for a net unrealized loss of $94.3 million as of December 31, 2018. Shareholders’ equity included net unrealized gains of $83.7 million and net unrealized losses of $83.2 million on the available for sale portfolio as of December 31, 2019 and 2018, respectively.
The average balance of investment securities available for sale increased to $6.76 billion in 2019 from $4.08 billion in 2018, due primarily to the acquisition of FCB. The portfolio earned a taxable-equivalent rate of 3.09% and 2.38% for 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, average investment securities available for sale represented 15.6% and 13.7%, respectively, of average interest earning assets.
The following table shows investment securities available for sale by type as of December 31, 2019 and 2018.

Table 6 - Investment Securities Available for Sale	December 31,

(in thousands)	2019	2018
U.S. Treasury securities	$19,855	$122,077
U.S. Government agency securities	36,541	38,382
Mortgage-backed securities issued by U.S. Government agencies	56,816	97,205
Mortgage-backed securities issued by U.S. Government sponsored enterprises	5,180,815	2,398,650
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	636,851	1,188,518
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	371,592	129,865
State and municipal securities	2,075	—
Asset-backed securities	327,400	—
Corporate debt and other debt securities	146,725	16,935
Investment securities available for sale	$6,778,670	$3,991,632

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

Table 7 - Maturities and Weighted Average Yields of Investment Securities Available for Sale
	December 31, 2019
(dollars in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Fair Value
U.S. Treasury securities	$19,855	$—	$—	$—	$19,855
U.S. Government agency securities	587	4,951	31,003	—	36,541
Mortgage-backed securities issued by U.S. Government agencies	—	1,649	1,046	54,121	56,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	639	102,866	5,077,310	5,180,815
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	327	636,524	636,851
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	145,129	135,899	90,564	371,592
State and municipal securities	—	—	1,060	1,015	2,075
Asset-backed securities	—	—	284,976	42,424	327,400
Corporate debt and other debt securities	24,266	111,511	8,843	2,105	146,725
Total	$44,708	$263,879	$566,020	$5,904,063	$6,778,670

Weighted Average Yield
U.S. Treasury securities	1.51%	—%	—%	—%	1.51%
U.S. Government agency securities	5.85	3.58	3.66	—	3.68
Mortgage-backed securities issued by U.S. Government agencies	—	2.64	2.99	2.41	2.43
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	5.39	2.42	3.06	3.04
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	1.50	2.76	2.76
Commercial mortgage-backed securities issued by U.S. Government sponsored agencies	—	2.80	3.31	3.56	3.17
State and municipal securities	—	—	2.44	4.18	3.29
Asset-backed securities	—	—	3.70	3.80	3.72
Corporate debt and other securities	4.68	4.97	4.74	6.00	4.92
Total	3.29%	3.74%	3.39%	3.03%	3.09%

Loans
The following table shows loans by portfolio class and as a percentage of total loans, net of deferred fees and costs, as of December 31, 2019 and 2018.

Table 8 - Loans by Portfolio Class
	December 31,
	2019		2018
(dollars in thousands)	Total Loans	%*	Total Loans	%*
Commercial, financial, and agricultural	$10,252,859	27.6%	$7,449,698	28.7%
Owner-occupied	6,529,811	17.6	5,331,508	20.5
Total commercial and industrial	16,782,670	45.2	12,781,206	49.2
Investment properties	9,042,679	24.3	5,560,951	21.4
1-4 family properties	780,015	2.1	679,870	2.7
Land and development	657,790	1.8	323,670	1.2
Total commercial real estate	10,480,484	28.2	6,564,491	25.3
Consumer mortgages	5,546,368	14.9	2,934,235	11.3
Home equity lines	1,713,157	4.6	1,515,796	5.8
Credit cards	268,841	0.7	258,245	1.0
Other consumer loans	2,396,294	6.4	1,916,743	7.4
Total consumer	9,924,660	26.6	6,625,019	25.5
Total loans	37,187,814	100.0	25,970,716	100.0
Deferred fees and costs, net	(25,364)	nm	(24,143)	nm
Total loans, net of deferred fees and costs	$37,162,450	100.0%	$25,946,573	100.0%

*	Loan balance in each category is before net deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.
Total loans ended the year at $37.16 billion, an $11.22 billion, or 43.2%, increase from a year ago, driven by the $9.29 billion Acquisition Date fair value of acquired FCB loans as well as organic growth. Adjusting December 31, 2018 for the Acquisition Date acquired balances, loan growth for 2019 was $1.93 billion, or 5.5%, and was driven by an $822.1 million, or 9.0%, increase in consumer loans, a $744.1 million, or 4.6%, increase in C&I loans and a $355.4 million, or 3.5%, increase in CRE loans. The mix remains in-line with Synovus' targeted portfolio mix. C&I loans remain the largest component of our balance sheet representing 45.2% of total loans, while CRE and consumer loans represent 28.2% and 26.6%, respectively.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at December 31, 2019 were $27.26 billion, or 73.4% of the total loan portfolio compared to $19.35 billion, or 74.5% at December 31, 2018.
At December 31, 2019 Synovus had six commercial loan relationships with total commitments of $100.0 million or more (including amounts funded) with no single relationship exceeding $150.0 million in commitments.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' total loan portfolio and is primarily comprised of general middle market and commercial banking clients across a diverse set of industries. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of December 31, 2019, 92.6% of Synovus' C&I loans are secured by collateral such as business equipment, inventory, and real estate. C&I loans of $16.78 billion, or 45.2% of the total loan portfolio, were up $4.00 billion, or 31.3%, from December 31, 2018 including Acquisition Date fair value of acquired FCB loans of $3.26 billion. Organic growth was driven primarily by continued strong contributions from our middle market banking, healthcare, premium finance, and structured lending teams within our Wholesale Banking segment.

Table 9 - Commercial and Industrial Loans by Industry
	December 31, 2019		December 31, 2018
(dollars in thousands)	Amount	%*	Amount	%*
Health care and social assistance	$3,083,355	18.4%	$3,060,089	23.9%
Finance and insurance	1,263,521	7.5	910,688	7.1
Manufacturing	1,208,688	7.2	1,082,799	8.5
Retail trade	1,202,958	7.2	910,852	7.1
Wholesale trade	1,138,145	6.8	700,843	5.5
Real estate, rental and leasing	1,126,828	6.7	606,475	4.7
Other services	1,005,420	6.0	799,442	6.3
Accommodation and food services	921,515	5.5	669,750	5.2
Professional, scientific, and technical services	883,433	5.3	857,947	6.7
Transportation and warehousing	854,954	5.1	479,584	3.8
Arts, entertainment and recreation	771,846	4.6	237,712	1.9
Construction	716,192	4.3	631,169	4.9
Real estate other	615,441	3.7	432,114	3.4
Educational services	409,639	2.4	284,858	2.2
Agriculture, forestry, fishing, and hunting	369,185	2.2	345,580	2.7
Public administration	342,329	2.0	68,997	0.5
Information	314,740	1.9	252,552	2.0
Administration, support, waste management, and remediation	302,711	1.8	284,700	2.2
Other industries	251,770	1.4	165,055	1.4
Total C&I loans	$16,782,670	100.0%	$12,781,206	100.0%

*	Loan balance in each category expressed as a percentage of total C&I loans.
At December 31, 2019, $10.25 billion, or 27.6% of the total loan portfolio, represented loans for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At December 31, 2019, $6.53 billion, or 17.6%, of the total loan portfolio, represented loans for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominately secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans primarily consist of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Total CRE loans were $10.48 billion, or 28.2% of the total loan portfolio, at December 31, 2019, and increased $3.92 billion, or 59.7%, from December 31, 2018 driven by the FCB acquisition, which included $3.56 billion of CRE on the Acquisition Date. Organic loan growth was led primarily by growth in income-producing investment properties.
Investment Properties Loans
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of December 31, 2019 were $9.04 billion, or 86.3% of the total CRE loan portfolio, and 24.3% of the total loan portfolio, compared to $5.56 billion, or 84.7% of the total CRE loan portfolio, and 21.4% of the total loan portfolio at December 31, 2018. The increase in investment properties was driven by the FCB acquisition, which included $3.10 billion of acquired investment properties loans on the Acquisition Date. Organic loan growth was driven by increases in most sub-categories including shopping centers, hotels, and multi-family.

The following table shows the principal categories of the investment properties loan portfolio at December 31, 2019 and 2018.

Table 10 - Investment Properties Loan Portfolio
	December 31,
	2019		2018
(dollars in thousands)	Amount	%	Amount	%
Office buildings	$2,255,308	24.9%	$1,451,048	26.1%
Multi-family	2,023,769	22.4	1,208,033	21.7
Shopping centers	1,762,598	19.5	808,540	14.5
Hotels	1,284,291	14.2	704,319	12.7
Warehouses	713,602	7.9	627,353	11.3
Other investment property	1,003,111	11.1	761,658	13.7
Total investment properties loans	$9,042,679	100.0%	$5,560,951	100.0%

* Loan balance in each category expressed as a percentage of total investment properties loans.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to homebuilders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At December 31, 2019, 1-4 family properties loans totaled $780.0 million, or 7.4% of the total CRE loan portfolio, and 2.1% of the total loan portfolio, compared to $679.9 million, or 10.4% of the total CRE loan portfolio, and 2.7% of the total loan portfolio at December 31, 2018. Outside of $170.1 million loans acquired from FCB on the Acquisition Date, 1-4 family properties loans declined $70.0 million, compared to December 31, 2018.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans were $657.8 million at December 31, 2019, or 6.3% of the total CRE loan portfolio and 1.8% of the total loan portfolio compared to $323.7 million at December 31, 2018, or 4.9% of the CRE loan portfolio and 1.2% of the total loan portfolio. The $334.1 million increase from December 31, 2018 was driven by $289.7 million of loans acquired from FCB on the Acquisition Date. Outside of the acquisition, land and development loans increased organically by $44.4 million, compared to December 31, 2018.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network including first and second residential mortgages, HELOCs, and credit card loans, as well as growth in home improvement loans and student loans from third-party lending partnerships. The majority of Synovus' consumer loans are consumer mortgages and HELOCs secured by first and second liens on residential real estate primarily located in the markets served by Synovus.
Consumer loans as of December 31, 2019 were $9.92 billion, or 26.6% of the total loan portfolio compared to $6.63 billion, or 25.5% of the total loan portfolio at December 31, 2018. Consumer loans increased by $3.30 billion, or 49.8%, from December 31, 2018 primarily driven by $2.48 billion of loans acquired from FCB on the Acquisition Date.
Consumer mortgages increased $2.61 billion, or 89.0% from December 31, 2018, driven by $2.40 billion in consumer mortgages acquired from FCB on the Acquisition Date. Organic growth was the result of solid production driven by disciplined talent acquisition and the interest rate environment. HELOCs increased $197.4 million, or 13.0% from December 31, 2018, driven by organic growth and FCB acquired loans of $65.9 million on the Acquisition Date. Credit card loans totaled $268.8 million at December 31, 2019, including $67.0 million of commercial credit card loans, and increased $10.6 million, or 4.1%, through organic growth, compared to $258.2 million at December 31, 2018. Other consumer loans increased $479.6 million, or 25.0%, to $2.40 billion at December 31, 2019, primarily due to third-party lending partnerships. As of December 31, 2019, these partnerships had combined balances of $1.98 billion, or 5.3% of the total loan portfolio, up from $1.57 billion, or 6.0% of the total loan portfolio, at December 31, 2018.

The following table shows the composition of the loan portfolio at December 31, 2019, 2018, 2017, 2016, and 2015.

Table 11 - Composition of Loan Portfolio
	December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial
Commercial, financial, and agricultural	$10,252,859	27.6%	$7,449,698	28.7%	$7,179,487	29.0%	$6,909,036	29.0%	$6,453,180	28.8%
Owner-occupied	6,529,811	17.6	5,331,508	20.5	4,844,163	19.5	4,634,770	19.4	4,318,950	19.2
Real estate — construction	2,582,014	6.9	1,418,157	5.5	1,604,803	6.5	1,724,518	7.1	2,181,174	9.7
Real estate — mortgage	7,898,470	21.3	5,146,334	19.8	5,330,485	21.5	5,649,594	23.7	5,213,594	23.2
Total commercial	27,263,154	73.4	19,345,697	74.5	18,958,938	76.5	18,917,918	79.2	18,166,898	80.9
Consumer
Real estate — mortgage	7,259,525	19.5	4,450,031	17.1	4,147,730	16.7	3,913,869	16.4	3,628,597	16.1
Consumer loans — credit cards	268,841	0.7	258,245	1.0	232,676	0.9	232,413	1.0	240,851	1.1
Consumer loans — other	2,396,294	6.4	1,916,743	7.4	1,473,451	5.9	818,182	3.4	423,318	1.9
Total consumer	9,924,660	26.6	6,625,019	25.5	5,853,857	23.5	4,964,464	20.8	4,292,766	19.1
Total loans	37,187,814		25,970,716		24,812,795		23,882,382		22,459,664
Deferred fees and costs, net	(25,364)	nm	(24,143)	nm	(25,331)	nm	(25,991)	nm	(30,099)	nm
Total loans, net of deferred fees and costs	$37,162,450	100.0%	$25,946,573	100.0%	$24,787,464	100.0%	$23,856,391	100.0%	$22,429,565	100.0%

*	Loan balance in each category is before net deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the composition of period-end deposits for 2019 and 2018. See Table 15 - Average Balances, Interest, and Yields/Rates in this Report for information on average deposits including average rates paid in 2019, 2018, and 2017.

Table 12 - Composition of Period-end Deposits
	2019		2018
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Non-interest-bearing demand deposits(2)	$8,661,220	22.6%	$6,926,513	25.9%
Interest-bearing demand deposits(2)	4,769,505	12.4	3,690,689	13.8
Money market accounts(2)	9,827,357	25.6	7,681,836	28.8
Savings deposits(2)	909,500	2.4	812,495	3.0
Public funds	4,622,318	12.0	2,374,892	8.9
Time deposits(2)	6,185,611	16.1	3,685,867	13.8
Brokered deposits	3,429,993	8.9	1,548,030	5.8
Total deposits	$38,405,504	100.0%	$26,720,322	100.0%
Core deposits(3)	$34,975,511	91.1%	$25,172,292	94.2%
Core transaction deposits(4)	$24,167,582	62.9%	$19,111,533	71.5%

Time deposits greater than $100,000, including brokered and public funds	$7,262,833	18.9%	$3,749,928	14.0%
Brokered time deposits	$2,154,095	5.6%	$1,199,670	4.5%

(1)	Deposits balance in each category expressed as percentage of total deposits.

(2)	Excluding any public funds or brokered deposits.
(3) Core deposits exclude brokered deposits.
(4) Core transaction deposits consist of non-interest-bearing demand deposits, interest-bearing demand deposits, money market accounts, and savings deposits excluding public funds and brokered deposits.
Total deposits were $38.41 billion at December 31, 2019, an increase of $11.69 billion, or 43.7%, compared to year-end 2018, driven by the acquisition of FCB which contributed $10.93 billion in total deposits on the Acquisition Date. Adjusting December 31, 2018 for the Acquisition Date acquired balances, total deposits increased $754.5 million, or 2.0%. During 2019, Synovus remixed the deposit base by allowing higher cost time deposits and public funds to run off with offsetting growth in money market accounts, non-interest-bearing deposits, and lower priced public funds. On an average basis, total deposits of $37.83 billion were up $11.49 billion, or 43.6%, in 2019, driven by the acquisition of FCB.
The following table shows maturities of time deposits of $100,000 or more at December 31, 2019.

Table 13 - Maturity Distribution of Time Deposits of $100,000 or More
(in thousands)	December 31, 2019
3 months or less	$1,660,491
Over 3 months through 6 months	1,744,278
Over 6 months through 12 months	2,824,632
Over 12 months	1,033,432
Total outstanding	$7,262,833

Net Interest Income
The following table summarizes the components of net interest income for the years ended December 31, 2019, 2018, and 2017, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 21% federal income tax rate for 2019 and 2018 and a 35% federal income tax rate for 2017.

Table 14 - Net Interest Income
	Years Ended December 31,
(in thousands)	2019	2018	2017
Interest income	$2,050,638	$1,344,305	$1,162,497
Taxable-equivalent adjustment	3,025	553	1,124
Interest income, taxable-equivalent	2,053,663	1,344,858	1,163,621
Interest expense	454,835	195,892	139,188
Net interest income, taxable-equivalent	$1,598,828	$1,148,966	$1,024,433

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
Net interest income for 2019 was $1.60 billion, up $447.4 million, or 39.0%, from $1.15 billion in 2018. On a taxable-equivalent basis, net interest income increased $449.9 million, or 39.2%, from 2018. During 2019, average earning assets increased $13.49 billion, or 45.2%, primarily as a result of increases in net loans and investment securities driven by the FCB acquisition.
Net Interest Margin
Net interest margin is a measure of the spread between interest earning assets relative to the cost of funding and can be used to assess the efficiency of earnings from balance sheet activities. The net interest margin is affected by changes in interest earning asset yields, the cost of interest-bearing liabilities, the percentage of interest earning assets funded by non-interest-bearing funding sources, and the mix of earning assets and interest-bearing liabilities.
The net interest margin was 3.70% for 2019, a decrease of 16 basis points from 3.86% in 2018, with the decline due, in part, to declines in market interest rates which outpaced the decline in deposit pricing. The yield on earning assets increased 23 basis points to 4.74% from 4.51% in 2018, and the cost of funds increased 41 basis points from 0.69% in 2018 to 1.10% (the cost of funds includes non-interest-bearing demand deposits). Net interest income and net interest margin for 2019 were favorably impacted by $95.0 million, or 23 basis points, of purchase accounting adjustments primarily comprised of $48.2 million of loan accretion (excess over contractual interest), $2.3 million of investment securities accretion, and $43.8 million of deposit premium amortization.
The primary components of the yield on interest earning assets are loan yields, yields on investment securities, and the yield on balances held with the Federal Reserve Bank. The factors positively impacting earning asset yields were an 18 basis points increase in loan yields as well as a 71 basis points increase in investment securities yields primarily driven by the FCB acquisition including purchase accounting income accretion.
The primary factors impacting the cost of funds during 2019 were a 59 basis points increase in the cost of money market deposit accounts, a 26 basis points increase in the cost of time deposits, and a 54 basis points increase in the cost of long-term debt driven primarily by the FCB acquisition, a continued firming in deposit costs as a result of the lagged effect from the Federal Reserve's effort to increase policy rates and reduce the size of their balance sheet in 2018 and early 2019, and the issuance of $300.0 million of subordinated debt in February 2019.

Table 15 - Average Balances, Interest, and Yields/Rates
	2019			2018			2017
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest earning assets:
Taxable loans, net(1)(2)	$35,600,406	$1,806,082	5.07%	$25,132,193	$1,224,601	4.87%	$24,318,345	$1,062,261	4.37%
Tax-exempt loans, net(1)(2)(3)	355,675	14,208	3.99	61,128	2,631	4.30	66,174	3,157	4.77
Less: Allowance for loan losses	259,833	—	—	253,091	—	—	251,667	—	—
Loans, net	35,696,248	1,820,290	5.10	24,940,230	1,227,232	4.92	24,132,852	1,065,418	4.41
Investment securities available for sale(3)	6,755,496	208,867	3.09	4,077,390	96,932	2.38	3,853,440	82,718	2.15
Trading account assets	5,119	138	2.70	14,025	360	2.57	6,330	141	2.22
Interest earning deposits with banks	21,586	491	2.27	41,191	884	2.15	45,365	636	1.40
Due from Federal Reserve Bank	472,814	10,384	2.17	529,501	10,156	1.89	575,126	6,470	1.12
Federal funds sold and securities purchased under resale agreements	59,724	1,342	2.25	36,392	366	1.01	50,315	384	0.76
FHLB and Federal Reserve Bank stock	245,196	8,918	3.64	167,240	6,978	4.17	170,703	5,928	3.47
Mortgage loans held for sale	80,997	3,233	3.99	43,568	1,950	4.48	49,082	1,926	3.92
Total interest earning assets	43,337,180	2,053,663	4.74	29,849,537	1,344,858	4.51	28,883,213	1,163,621	4.03
Cash and cash equivalents	510,755			408,684			392,720
Premises and equipment, net	487,202			429,542			419,619
Other real estate	14,539			5,655			17,789
Cash surrender value of bank-owned life insurance	767,142			546,864			474,615
Other assets(4)	1,675,112			428,565			599,332
Total assets	$46,791,930			$31,668,847			$30,787,288
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,311,829	$42,254	0.67%	$4,855,603	$17,457	0.36%	$4,867,029	$11,919	0.24%
Money market accounts	11,198,199	145,048	1.30	8,185,156	57,771	0.71	8,043,327	28,269	0.35
Savings deposits	905,338	487	0.05	820,501	251	0.03	830,317	457	0.06
Time deposits	10,054,459	169,160	1.68	4,826,625	68,392	1.42	4,282,700	40,680	0.95
Federal funds purchased and securities sold under repurchase agreements	236,601	522	0.22	208,727	523	0.25	184,093	198	0.11
Other short-term borrowings	1,123,613	25,663	2.25	163,206	3,030	1.83	71,918	752	1.03
Long-term debt	2,135,614	71,701	3.31	1,724,552	48,468	2.77	1,965,069	56,913	2.86
Total interest-bearing liabilities	31,965,653	454,835	1.41	20,784,370	195,892	0.94	20,244,453	139,188	0.69
Non-interest-bearing demand deposits	9,359,894			7,656,233			7,351,015
Other liabilities	714,521			230,043			221,270
Equity	4,751,862			2,998,201			2,970,550
Total liabilities and equity	$46,791,930			$31,668,847			$30,787,288
Net interest income, taxable equivalent net interest margin		$1,598,828	3.70%		$1,148,966	3.86%		$1,024,433	3.55%
Less: taxable-equivalent adjustment		3,025			553			1,124
Net interest income		$1,595,803			$1,148,413			$1,023,309

(1)	Average loans are shown net of deferred fees and costs. NPLs are included.

(2)	Interest income includes net loan fees as follows: 2019 — $35.6 million, 2018 — $32.4 million, and 2017 — $32.4 million.

(3)
Reflects taxable-equivalent adjustments, using the statutory federal tax rate (21% in 2019 and 2018 and 35% in 2017), adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.

(4)
Includes average net unrealized gains/(losses) on investment securities available for sale of $43.4 million, $(133.6) million, and $(34.4) million for the years ended December 31, 2019, 2018, and 2017, respectively.

Table 16 - Rate/Volume Analysis	2019 Compared to 2018 Change Due to(1)			2018 Compared to 2017 Change Due to(1)
(in thousands)	Volume/Mix	Yield/Rate	Net Change	Volume/Mix	Yield/Rate	Net Change
Interest earned on:
Taxable loans, net	$509,802	$71,679	$581,481	$35,565	$126,775	$162,340
Tax-exempt loans, net(2)	12,666	(1,089)	11,577	(241)	(285)	(526)
Investment securities(2)	63,739	48,196	111,935	4,783	9,431	14,214
Trading account assets	(229)	7	(222)	171	48	219
Interest earning deposits with banks	(422)	29	(393)	(58)	306	248
Due from Federal Reserve Bank	(1,071)	1,299	228	(511)	4,197	3,686
Federal funds sold and securities purchased under resale agreements	236	740	976	(106)	88	(18)
FHLB and Federal Reserve Bank stock	3,251	(1,311)	1,940	(120)	1,170	1,050
Mortgage loans held for sale	1,677	(394)	1,283	(216)	240	24
Total interest income	589,649	119,156	708,805	39,267	141,970	181,237

Interest paid on:
Interest-bearing demand deposits	5,242	19,555	24,797	(27)	5,565	5,538
Money market accounts	21,393	65,884	87,277	496	29,006	29,502
Savings deposits	25	211	236	(6)	(200)	(206)
Time deposits	74,235	26,533	100,768	5,167	22,545	27,712
Federal funds purchased and securities sold under repurchase agreements	70	(71)	(1)	27	298	325
Other short-term borrowings	17,575	5,058	22,633	940	1,338	2,278
Long-term debt	11,386	11,847	23,233	(6,975)	(1,470)	(8,445)
Total interest expense	129,926	129,017	258,943	(378)	57,082	56,704
Net interest income	$459,723	$(9,861)	$449,862	$39,645	$84,888	$124,533

(1)
Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate, while rate change is change in rate times the previous volume.

(2)
Reflects taxable-equivalent adjustments, using the statutory federal income tax rate (21% for 2019 and 2018, and 35% for 2017), in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.

Non-interest Income
Non-interest income for the year ended December 31, 2019 was $355.9 million, up $75.8 million, or 27.1%, compared to the year ended December 31, 2018, including the impact of the acquisition of FCB. Adjusted non-interest income, which excludes net investment securities losses and net changes in fair value of private equity investments, was up $65.8 million, or 23.0%, compared to 2018, led by strong growth in capital markets income and mortgage banking income as well as expansion in all other revenue categories. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
The following table shows the principal components of non-interest income.

Table 17 - Non-interest Income
	Years Ended December 31,
(in thousands)	2019	2018	2017
Service charges on deposit accounts	$88,190	$80,840	$81,419
Fiduciary and asset management fees	58,388	54,685	50,485
Card fees	45,659	42,503	39,376
Brokerage revenue	41,608	35,366	29,266
Mortgage banking income	32,599	18,958	22,798
Capital markets income	30,529	5,803	5,632
Income from bank-owned life insurance	21,226	15,403	13,460
Cabela's Transaction Fee	—	—	75,000
Investment securities losses, net	(7,659)	(1,296)	(289)
Gain on sale and increase (decrease) in fair value of private equity investments	11,607	(4,743)	(3,093)
Other non-interest income	33,753	32,574	31,273
Total non-interest income	$355,900	$280,093	$345,327

Service charges on deposit accounts were $88.2 million in 2019, an increase of $7.4 million compared to 2018. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees of $38.6 million were up $2.6 million, due primarily to the FCB acquisition. Account analysis fees of $28.8 million were up $3.8 million, due primarily to the FCB acquisition. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposits, savings accounts, and small business accounts, were $20.7 million for 2019, up $949 thousand compared to 2018.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, and financial planning services. Fiduciary and asset management fees were $58.4 million, an increase of $3.7 million, or 6.8%, from 2018. The increase was driven by growth in total assets under management. The total value of assets under management (including brokerage assets under management) at December 31, 2019 was approximately $17.0 billion, up 21.2%, compared to approximately $14.0 billion at December 31, 2018, driven primarily by talent acquisitions and an increase in market values. Assets under management consist of all assets where Synovus has investment authority. Assets under advisement were approximately $3.0 billion at December 31, 2019 and $2.8 billion at December 31, 2018. Assets under advisement consist of non-managed assets as well as non-custody assets where Synovus earns a consulting fee. Many of the fiduciary and asset management fee charges are based on asset values, and changes in these values throughout the year directly impact fees earned.
Card fees increased $3.2 million, or 7.4%, over 2018. Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant discounts. Card fees are reported net of certain associated expense items including customer loyalty program expenses and network expenses. The increase in 2019 from 2018 was driven by growth in transaction volume and the impact of FCB.
Brokerage revenue was $41.6 million, a $6.2 million, or 17.6%, increase over 2018. Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of customer assets. The increase in 2019 from 2018 was largely driven by growth in brokerage assets under management as well as an increase in brokerage transaction commissions. Brokerage assets under management were approximately $3.7 billion at December 31, 2019, an increase of 37.2% from $2.7 billion at December 31, 2018, driven primarily by talent acquisitions and an increase in market values.
Mortgage banking income, consisting of net gains on loan origination/sales activities, increased $13.6 million, or 72.0%, compared to 2018, due to higher overall production and sales, including an increase in refinance volume, driven by disciplined talent acquisition and the interest rate environment. Total secondary market mortgage loan production was $875.1 million in 2019, an increase of $335.1 million, or 62.1%, compared to 2018. Mortgage loans held for sale, at fair value were up $78.0 million to $115.2 million, compared to December 31, 2018.
Capital markets income primarily includes fee income from customer derivative transactions. Additionally, capital markets income includes fee income from capital raising investment transactions and foreign exchange as well as other miscellaneous income from capital market transactions. Capital markets income increased $24.7 million compared to 2018, driven by contributions from newly acquired Florida markets.
Income from BOLI, which includes increases in the cash surrender value of policies and proceeds from insurance benefits, increased $5.8 million, or 37.8%, compared to 2018, primarily driven by the impact of acquired FCB policies. Income on proceeds from insurance benefits totaled $561 thousand compared to $760 thousand in 2018.
Investment securities losses, net, of $7.7 million, included net losses due to strategic repositioning of the portfolio to improve liquidity and portfolio performance.
Gain on sale and increase/(decrease) in the fair value of private equity investments included $11.2 million of unrealized increases in fair value during 2019 as certain investments containing lock-up periods became public and increased in value. In addition, there were $417 thousand of realized gains from sales of investments during 2019.
The main components of other non-interest income are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges, income from insurance commissions, gains from sales of GGL/SBA loans, and other miscellaneous items. Other non-interest income was up $1.2 million, or 3.6%, for 2019.
Non-interest Expense
Non-interest expense for the year ended December 31, 2019 was $1.10 billion, an increase of $269.5 million, or 32.5%, compared to the year ended December 31, 2018. Comparisons to prior year are impacted by the FCB acquisition and merger-related expense. Adjusted non-interest expense, which excludes merger-related expense, earnout liability adjustments, loss on early extinguishment of debt, valuation adjustment to Visa derivative, and certain other items, for 2019 increased $213.0 million, or 26.3%, compared to 2018. The efficiency ratio-FTE for 2019 improved to 56.22% compared to 58.04% in 2018, and the adjusted tangible efficiency ratio improved to 51.82% compared to 56.33% in 2018. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.
The following table summarizes non-interest expense for the years ended December 31, 2019, 2018, and 2017.

Table 18 - Non-interest Expense
	Years Ended December 31,
(in thousands)	2019	2018	2017
Salaries and other personnel expense	$570,036	$453,420	$433,321
Net occupancy and equipment expense	161,906	130,482	119,964
Third-party processing and other services	75,696	58,625	54,708
Professional fees	35,300	26,737	26,232
FDIC insurance and other regulatory fees	31,696	24,494	27,011
Advertising expense	21,371	20,881	22,948
Merger-related expense	56,580	10,065	110
Amortization of intangibles	11,603	1,167	1,059
Earnout liability adjustments	10,457	11,652	5,466
Loss on early extinguishment of debt, net	4,592	—	23,160
Foreclosed real estate expense, net	2,523	2,204	12,540
Valuation adjustment to Visa derivative	3,611	2,328	—
Litigation settlement/contingency expense	—	(4,026)	701
Restructuring charges, net	1,230	(51)	7,014
Other operating expenses	112,367	91,477	87,079
Total non-interest expense	$1,098,968	$829,455	$821,313

Salaries and other personnel expense increased $116.6 million, or 25.7%, compared to 2018, including the impact of FCB, talent additions, higher production-based commission and incentive compensation expense, and annual merit increases. Regular base salaries were up $67.7 million, or 22.6%, and production-based commission and incentive compensation expense was up $27.8 million, or 47.5%, from 2018. Synovus employees totaled 5,389, up 738, or 15.9%, from December 31, 2018, due primarily to the FCB acquisition.
Net occupancy and equipment expense increased $31.4 million, or 24.1%, compared to 2018, driven primarily by an additional 51 branches from the acquisition of FCB and additional investments in technology made during 2018 and 2019. Synovus Bank's branch network consisted of 298 and 249 branches at December 31, 2019 and 2018, respectively.
Third-party processing and other services expense includes all third-party core operating system and processing charges as well as third-party servicing charges. Third-party processing expense increased $17.1 million, or 29.1%, compared to 2018 driven by continued loan growth and contract updates from Synovus' consumer-based lending partnerships and the acquisition of FCB.
FDIC insurance and other regulatory fees increased $7.2 million compared to 2018 due primarily to the acquisition of FCB as well as a $3.0 million increase related to reclassification of certain loan categories over the past four years, somewhat offset by the FDIC's elimination of the surcharge assessment for all large banks in the fourth quarter of 2018. The FDIC removed the surcharge assessments when the deposit insurance fund reached the required level of 1.35% at September 30, 2018.
In connection with the FCB acquisition, Synovus incurred merger-related expense of $56.6 million and $10.1 million, in 2019 and 2018, respectively, which primarily related to employment compensation agreements, severance, and professional services. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 2 - Acquisitions" in this Report for more information on the acquisition of FCB.
Amortization of intangibles increased $10.4 million compared to 2018, due to the amortization of the core deposit intangible asset created from the FCB acquisition, which will be amortized using an accelerated method over an estimated life of 10 years.
Earnout liability fair value adjustments associated with the Global One acquisition are the result of higher than projected earnings and higher earnings estimates over the remaining contractual earnout period.
During 2019, Synovus repositioned certain assets and liabilities to improve portfolio performance and lower funding costs and incurred a $4.6 million net loss on early extinguishment of debt from the termination of an assumed $150.0 million long-term FHLB obligation from the FCB acquisition.
During 2019 and 2018, Synovus recorded $2.5 million and $2.3 million, respectively, in valuation adjustments to the Visa derivative following Visa's announcements to fund its litigation escrow account. Additionally, during 2019, Synovus recorded $1.1 million in valuation adjustments to the Visa derivative based on management's estimate of the timing of the Covered Litigation settlement and the resulting payments to the counterparty under the terms of the contract.
Restructuring charges of $1.2 million recorded during 2019 consist primarily of severance charges for termination benefits incurred due to a reorganization in Synovus' technology and operations departments. The accrual balance for severance charges was $1.1 million at December 31, 2019.
Fluctuations in other operating expenses in 2019 included increases of $6.4 million in travel expenses, $3.9 million in other loan expenses, $2.0 million in postage and freight expenses, and $1.0 million in training expenses, due primarily to the acquisition of FCB.
Income Taxes
Income tax expense was $201.2 million for the year ended December 31, 2019 compared to $118.9 million and $204.7 million for the years ended December 31, 2018 and 2017, respectively. The effective income tax rate for the years ended December 31, 2019, 2018 and 2017 was 26.3%, 21.7% and 42.6%, respectively. The Federal statutory rate was 21% in 2019 and 2018, and 35% in 2017. The increase in the effective tax rate from 2018 to 2019 was largely driven by FCB acquisition-related factors such as non-deductible merger-related expenses including limitation of the deductibility of certain performance-based compensation and further limitations on deductibility of FDIC insurance premiums, as well as $9.8 million in tax benefits in 2018 associated with 2017 Federal Tax Reform.
Deferred tax assets represent amounts available to reduce income taxes payable in future years. At December 31, 2019, net deferred tax assets were $65.1 million compared to $141.1 million at December 31, 2018.
Synovus currently expects to realize the $65.1 million in net deferred tax assets well in advance of the statutory carryforward period. At December 31, 2019, $20.5 million, or 31.5%, of the net deferred tax asset relates to federal and state net operating losses which have expiration dates beginning in 2023 through 2036. State tax credits at December 31, 2019 total $21.1 million and have expiration dates through the tax year 2029. Additionally, $23.4 million of the net deferred tax assets have no expiration date as of

December 31, 2019. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 18 - Income Taxes" of this Report for additional discussion regarding deferred income taxes.
Credit Quality
Credit quality remained solid in 2019 with the NPA and NPL ratios improving to 0.37% and 0.27%, respectively, and total past dues were at 0.33%.

Table 19 - Selected Credit Quality Metrics
	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Non-performing loans(1)	$101,636	$106,733	$115,561	$153,378	$168,370
Impaired loans held for sale	—	1,506	11,278	—	—
ORE and other assets	35,810	6,220	3,758	22,308	47,030
Non-performing assets(1)	$137,446	$114,459	$130,597	$175,686	$215,400
Loans 90 days past due and still accruing(2)	$15,943	$3,798	$4,414	$3,135	$2,621
As a % of loans	0.04%	0.01%	0.02%	0.01%	0.01%
Total past due loans and still accruing(2)	$123,793	$56,927	$52,031	$65,106	$47,912
As a % of loans	0.33%	0.22%	0.21%	0.27%	0.21%
Accruing TDRs	$133,145	$115,588	$151,271	$195,776	$223,873
Non-performing loans as a % of total loans	0.27%	0.41%	0.47%	0.64%	0.75%
Non-performing assets as a % of total loans, impaired loans held for sale, ORE, and specific other assets	0.37	0.44	0.53	0.74	0.96

(1) For purposes of this table, December 31, 2019 NPLs exclude acquired loans accounted for under ASC 310-30 that are currently accruing income.
(2) For purposes of this table, December 31, 2019 total past due loans and still accruing include acquired loans accounted for under ASC 310-30 that are contractually past due.
Non-performing Assets
Total NPAs were $137.4 million at December 31, 2019, a $23.0 million, or 20.1%, increase from $114.5 million at December 31, 2018, including an increase of $21.4 million from the classification of an other asset related to an amount due from a MPS as non-performing. Total NPAs as a percentage of total loans, other loans held for sale, ORE and specific other assets declined 7 basis points to 0.37% at December 31, 2019 compared to 0.44% at December 31, 2018. NPLs were $101.6 million at December 31, 2019, a $5.1 million, or 4.8%, decrease from $106.7 million at December 31, 2018.

The following table shows the components of NPAs by portfolio class at December 31, 2019 and 2018.

Table 20 - NPAs by Portfolio Class
	December 31,
	2019			2018
(in thousands)	NPLs(1)	ORE and Other Assets	Total NPAs(2)	NPLs(1)	Impaired Loans Held for Sale	ORE	Total NPAs(2)
Commercial, financial, and agricultural	$56,186	$5,962	$62,148	$69,295	$132	$—	$69,427
Owner-occupied	9,780	1,934	11,714	8,971	—	1,681	10,652
Total commercial and industrial	65,966	7,896	73,862	78,266	132	1,681	80,079
Investment properties	2,024	2,069	4,093	2,381	—	—	2,381
1-4 family properties	2,253	—	2,253	2,381	265	35	2,681
Land and development	1,110	3,012	4,122	2,953	—	122	3,075
Total commercial real estate	5,387	5,081	10,468	7,715	265	157	8,137
Consumer	30,283	1,396	31,679	20,752	1,109	4,382	26,243
Other assets	$—	21,437	21,437	$—	$—	$—	$—
Total	$101,636	$35,810	$137,446	$106,733	$1,506	$6,220	$114,459

(1)	NPL ratio is 0.27% and 0.41% at December 31, 2019 and 2018, respectively.

(2)	NPA ratio is 0.37% and 0.44% at December 31, 2019 and 2018, respectively.
Troubled Debt Restructurings
At December 31, 2019, TDRs (accruing and non-accruing) were $150.2 million, an increase of $8.4 million, or 5.9%, compared to December 31, 2018. Non-accruing TDRs of $17.1 million at December 31, 2019 decreased $9.2 million from December 31, 2018. Accruing TDRs were $133.1 million at December 31, 2019 compared to $115.6 million at December 31, 2018, an increase of $17.6 million, or 15.2%. The primary driver of the increase in accruing TDRs and decline in non-accruing TDRs compared to December 31, 2018 is a result of a large TDR relationship being upgraded in the second quarter of 2019 from non-accruing to accruing status based on the extent of its payment performance and the expectation of the collectability of all contractual amounts.
Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At December 31, 2019 and 2018, approximately 99% and 98%, respectively, of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have continued to remain at low levels.
The table below shows accruing TDRs by risk grade at December 31, 2019 and 2018.

Table 21 - Accruing TDRs by Risk Grade
	December 31,
	2019		2018
(dollars in thousands)	Amount	%	Amount	%
Pass	$70,574	53.0%	$50,668	43.9%
Special mention	11,735	8.8	14,480	12.5
Substandard	50,836	38.2	50,440	43.6
Total accruing TDRs	$133,145	100.0%	$115,588	100.0%

The following table shows TDRs by portfolio class at December 31, 2019 and 2018.

Table 22 - TDRs by Portfolio Class
	December 31,
(in thousands)	2019	2018
Commercial, financial and agricultural	$43,164	$34,013
Owner-occupied	49,221	46,138
Total commercial and industrial	92,385	80,151
Investment properties	9,753	13,858
1-4 family properties	4,755	5,964
Land and development	10,418	12,600
Total commercial real estate	24,926	32,422
Consumer mortgages	19,017	19,134
Home equity lines	7,038	2,063
Other consumer loans	6,864	8,060
Total consumer	32,919	29,257
Total TDRs	$150,230	$141,830

Past Due Loans
As a percentage of total loans outstanding, loans 30 or more days past due and still accruing interest were 0.33% and 0.22% at December 31, 2019 and 2018, respectively. As a percentage of total loans outstanding, loans 90 days past due and still accruing interest were 0.04% and 0.01% at December 31, 2019 and December 31, 2018, respectively. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments.
Potential Problem Loans
Potential problem loans are defined by management as certain performing loans with a well-defined weakness where there is information about possible credit problems of borrowers which causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans consist of substandard accruing loans but exclude both loans 90 days past due and still accruing interest and substandard accruing TDRs, which are reported separately. Management’s current expectation of probable losses from potential problem loans is included in the ALL, and management cannot predict at this time whether these potential problem loans ultimately will become NPLs or result in losses. For more information on potential problem loans not included in this section, see the loan portfolio credit exposure by risk grade tables and additional risk grade information in "Part II - Item 8. Financial Statements and Supplementary Data - Note 4 - Loans and Allowance for Loan Losses" in this Report.
Net Charge-offs
Total 2019 net charge-offs were $57.6 million, or 0.16%, of average loans, compared to total net charge-offs of $50.4 million, or 0.20% of average loans in 2018. The following table shows net charge-offs (recoveries) by portfolio class for the years ended December 31, 2019, 2018 and 2017.

Table 23 - Net Charge-offs (Recoveries) by Portfolio Class
	Years Ended December 31,
	2019		2018		2017
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial, financial and agricultural	$36,718	0.38%	$39,246	0.54%	$25,427	0.36%
Owner-occupied	5,027	0.08	2,364	0.05	17,132	0.36
Total commercial and industrial	41,745	0.26	41,610	0.34	42,559	0.36
Investment properties	2,432	0.03	1,301	0.02	658	0.01
1-4 family properties	(1,158)	(0.14)	(1,785)	(0.24)	2,678	0.32
Land and development	(4,352)	(0.71)	(5,296)	(1.32)	831	0.15
Total commercial real estate	(3,078)	(0.03)	(5,780)	(0.09)	4,167	0.06
Consumer mortgages	1,726	0.03	390	0.01	8,385	0.34
Home equity lines	(115)	(0.01)	1,795	0.12	4,328	0.28
Credit cards	7,727	2.96	4,831	2.02	4,931	2.17
Other consumer loans	9,607	0.44	7,564	0.44	5,305	0.49
Total consumer	18,945	0.20	14,580	0.24	22,949	0.43
Total net charge-offs	$57,612	0.16%	$50,410	0.20%	$69,675	0.29%

(1)	Net charge-off ratio as a percentage of average loans.
Provision for Loan Losses and Allowance for Loan Losses
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 4 - Loans and Allowance for Loan Losses" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of this Report for further information.
Provision for loan losses for the years ended December 31, 2019 and 2018 was $87.7 million and $51.7 million, respectively. The $36.0 million or 69.7% year-over-year increase from 2018 was primarily driven by higher gross organic loan growth including renewal of maturing FCB loans (i.e., provisioning for acquired loans subsequent to the acquisition date) as well as an increased level of net charge-offs including lower recoveries. The provision for loan losses covered 152% and 103% of net charge-offs for the years ended December 31, 2019 and 2018, respectively.
The ALL at December 31, 2019 was $281.4 million, or 0.76% of total loans, compared to $250.6 million, or 0.97% of total loans, at December 31, 2018, reflecting a lower ratio due to the impact of acquisition date accounting for acquired loans. The allowance to NPLs (excluding acquired NPLs with no reserve) at December 31, 2019 remained strong at 279% compared to 235% at December 31, 2018, and the allowance to NPLs (excluding impaired loans with no reserve and acquired NPLs with no reserve) at December 31, 2019 was 361% compared to 298% at December 31, 2018.
A summary by loan category of loans charged off, recoveries of loans previously charged off, and additions to the allowance through provision for loan losses for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 is presented in the following table:

Table 24 - Allowance for Loan Losses – Summary of Activity by Loan Category
	Years Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Allowance for loan losses at beginning of year	$250,555	$249,268	$251,758	$252,496	$261,317
Loans charged off
Commercial:
Commercial, financial, and agricultural	44,035	45,831	31,154	20,058	16,589
Owner-occupied	5,538	2,944	18,090	4,981	5,994
Real estate — construction	769	2,341	5,294	6,815	9,019
Real estate — mortgage	4,770	2,067	6,899	11,401	4,979
Total commercial	55,112	53,183	61,437	43,255	36,581
Consumer:
Real estate — mortgage	3,885	6,165	16,901	6,071	13,020
Consumer loans — credit cards	8,721	5,462	5,755	5,376	5,382
Consumer loans — other	11,417	9,244	6,326	3,258	2,356
Total consumer	24,023	20,871	28,982	14,705	20,758
Total loans charged off	79,135	74,054	90,419	57,960	57,339
Recoveries of loans previously charged off
Commercial:
Commercial, financial, and agricultural	7,317	6,585	5,727	7,803	8,125
Owner-occupied	510	580	958	1,268	486
Real estate — construction	5,245	7,351	4,173	7,846	8,202
Real estate — mortgage	3,373	2,837	3,853	7,380	5,442
Total commercial	16,445	17,353	14,711	24,297	22,255
Consumer:
Real estate — mortgage	2,273	3,980	4,188	3,184	4,518
Consumer loans — credit cards	995	631	824	876	1,391
Consumer loans — other	1,810	1,680	1,021	865	1,344
Total consumer	5,078	6,291	6,033	4,925	7,253
Recoveries of loans previously charged off	21,523	23,644	20,744	29,222	29,508
Net loans charged off	57,612	50,410	69,675	28,738	27,831
Provision for loan losses	87,720	51,697	67,185	28,000	19,010
Transfer of unfunded commitment reserve to allowance for loan losses	$739	$—	$—	$—	$—
Allowance for loan losses at end of year	$281,402	$250,555	$249,268	$251,758	$252,496
Ratios:
Allowance for loan losses to loans, net of deferred fees and costs	0.76%	0.97%	1.01%	1.06%	1.13%
Net charge-offs as a percentage of average loans net of deferred fees and costs	0.16%	0.20%	0.29%	0.12%	0.13%

The following table shows the allocation of the allowance for loan losses by loan category at December 31, 2019, 2018, 2017, 2016, and 2015.

Table 25 - Allocation of Allowance for Loan Losses
	December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial
Commercial, financial, and agricultural	$102,612	27.6%	$92,608	28.7%	$87,781	29.0%	$88,208	29.0%	$83,859	28.8%
Owner-occupied	43,170	17.6	40,515	20.5	39,022	19.5	37,570	19.4	39,130	19.2
Real estate — construction	29,286	6.9	24,278	5.5	27,518	6.5	33,827	7.1	38,354	9.7
Real estate — mortgage	38,144	21.3	44,518	19.8	47,479	21.5	47,989	23.7	48,779	23.2
Total commercial	213,212	73.4	201,919	74.5	201,800	76.5	207,594	79.2	210,122	80.9

Consumer
Real estate — mortgage	32,528	19.5	24,752	17.1	24,771	16.7	28,381	16.4	29,579	16.1
Consumer loans — credit cards	16,246	0.7	12,613	1.0	10,378	0.9	8,936	1.0	8,604	1.1
Consumer loans — other	19,416	6.4	11,271	7.4	12,319	5.9	6,847	3.4	4,191	1.9
Total consumer	68,190	26.6	48,636	25.5	47,468	23.5	44,164	20.8	42,374	19.1
Total allowance for loan losses	$281,402	100.0%	$250,555	100.0%	$249,268	100.0%	$251,758	100.0%	$252,496	100.0%

(1)	Loan balance in each category expressed as a percentage of total loans, net of deferred fees and costs. See Table 11 - Composition of Loan Portfolio in this Report for calculation.

Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by their primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach to the Basel III Final Rule. At December 31, 2019, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 26 – Capital Ratios
(dollars in thousands)	December 31, 2019	December 31, 2018
CET1 capital (transitional)
Synovus Financial Corp.	$3,743,459	$2,897,997
Synovus Bank	4,640,501	3,382,497
Tier 1 risk-based capital
Synovus Financial Corp.	4,280,604	3,090,416
Synovus Bank	4,640,501	3,382,497
Total risk-based capital
Synovus Financial Corp.	5,123,381	3,601,376
Synovus Bank	4,923,279	3,633,457
CET1 capital ratio (transitional)
Synovus Financial Corp.	8.95%	9.95%
Synovus Bank	11.10	11.62
Tier 1 risk-based capital ratio
Synovus Financial Corp.	10.23	10.61
Synovus Bank	11.10	11.62
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.25	12.37
Synovus Bank	11.78	12.49
Leverage ratio
Synovus Financial Corp.	9.16	9.60
Synovus Bank	9.94	10.51
Tangible common equity to tangible assets ratio(1)
Synovus Financial Corp.	8.08	8.81

(1)
See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.

At December 31, 2019, Synovus' CET1 ratio was 8.95% under the Basel III transitional provisions, and the estimated fully phased-in CET1 ratio was 8.93%(1), consistent with Synovus' target of a 9% CET1 ratio, and both are well in excess of regulatory requirements including the capital conservation buffer of 2.5%. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 11 - Regulatory Capital" in this Report. Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements inclusive of the capital conservation buffer.
On February 7, 2019, Synovus completed a public offering of $300.0 million aggregate principal amount of 5.900% Fixed-to-Fixed Rate Subordinated Notes due in 2029 and on July 1, 2019, Synovus completed a $350.0 million public offering of Tier 1 qualifying Series E Preferred Stock. Proceeds from the offerings were largely used to repurchase common stock under the share repurchase authorization.
During 2019, Synovus repurchased $725.0 million of common stock and during both 2018 and 2017, Synovus repurchased $175.0 million of common stock.
On June 21, 2018, Synovus completed a public offering of $200.0 million Tier 1 qualifying Series D Preferred Stock. The offering generated net proceeds of $195.1 million, which were largely used to fund the redemption of all of the outstanding shares of Series C Preferred Stock on August 1, 2018 for an aggregate redemption price of $130.0 million.
In December 2018, the federal banking regulators adopted as final the transitional arrangements to permit banking organizations to phase-in the day-one impact of the adoption of ASU 2016-13, referred to as CECL, on regulatory capital over a period of three years. Synovus expects to elect the phase-in option upon adoption of CECL. For additional information on CECL, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in this Report.
On January 24, 2020, Synovus announced that its Board of Directors approved a 10% increase in the quarterly common stock dividend to $0.33 per share, effective with the quarterly dividend payable in April 2020. Additionally, Synovus' Board of Directors authorized share repurchases in 2020 at a level that would be consistent with Synovus retaining a 9% CET1 ratio target.
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
During 2019, Synovus Bank paid upstream cash dividends to the Parent Company totaling $400.0 million. During 2018, Synovus Bank and non-bank subsidiaries made upstream cash distributions to the Parent Company totaling $260.0 million including cash dividends of $250.0 million. During 2017, Synovus Bank and non-bank subsidiaries made upstream cash distributions to the Parent Company totaling $451.0 million including cash dividends of $283.2 million.
Effective January 1, 2019 (the "Acquisition Date"), Synovus completed its acquisition of all of the outstanding stock of FCB, a bank holding company based in Weston, Florida, for total consideration of $1.63 billion. Effective January 1, 2019, FCB's wholly-owned banking subsidiary, Florida Community Bank, National Association, merged into Synovus Bank.
Liquidity
Liquidity represents the extent to which Synovus has readily available sources of funding to meet the needs of depositors, borrowers and creditors, to support asset growth, and to otherwise sustain operations of Synovus and its subsidiaries, at a reasonable cost, on a timely basis, and without adverse consequences. ALCO monitors Synovus' economic, competitive, and regulatory environment and is responsible for measuring, monitoring, and reporting on liquidity and funding risk, interest rate risk, and market risk. ALCO, operating under liquidity and funding policies approved by the Board of Directors, actively analyzes contractual and anticipated cash flows in order to properly manage Synovus’ liquidity position.
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
Synovus Bank also generates liquidity through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. In addition, Synovus Bank has the capacity to access funding through its membership in the FHLB system. At December 31, 2019, based on currently pledged collateral, Synovus Bank had access to incremental funding of $1.09 billion, subject to FHLB credit policies, through utilization of FHLB advances.
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
During 2019, Synovus completed issuances of $300.0 million in subordinated debt and $350.0 million in preferred stock with proceeds from the offerings primarily used to repurchase 19.9 million shares of common stock. For additional information on these offerings, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 9 - Long-term Debt and Short-term Borrowings" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Shareholders' Equity and Other Comprehensive Income" in this Report.

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
Contractual Cash Obligations
The following table summarizes, by remaining maturity, Synovus’ significant contractual cash obligations at December 31, 2019. Excluded from the table below are certain liabilities with variable cash flows and/or no contractual maturity. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Commitments and Contingencies" of this Report for information on Synovus' commitments to extend credit including loan commitments and letters of credit along with obligations related to Synovus' sponsorship of MPS businesses. Additionally, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 8 - Deposits" of this Report for information on contractual maturities of time deposits.

Table 27 - Contractual Cash Obligations
	Payments Due After December 31, 2019
(in thousands)	1 Year or Less	Over 1 - 3 Years	4 - 5 Years	After 5 Years	Total
Long-term debt obligations	$660,592	$1,090,573	$64,888	$657,903	$2,473,956
Other short-term borrowings	1,756,126	—	—	—	1,756,126
Finance lease obligations	2,756	1,303	305	218	4,582
Operating lease obligations	30,190	57,263	52,566	417,177	557,196
Minimum lease obligations related to operating leases not yet commenced	406	1,595	1,617	17,315	20,933
Purchase commitments(1)	62,074	52,442	29,691	19,027	163,234
Commitments to fund low income housing, solar energy tax credit, and other CRA partnerships(2)	44,381	23,150	6,361	4,374	78,266
Total contractual cash obligations	$2,556,525	$1,226,326	$155,428	$1,116,014	$5,054,293

(1)	Legally binding purchase obligations of $1.0 million or more.

(2)
Commitments to fund investments in low income housing, solar energy tax credits, and other CRA partnerships have scheduled funding dates that are contingent on events that have not yet occurred, and may be subject to change.

Short-term Borrowings
The following table sets forth certain information regarding Synovus' short-term borrowings which include federal funds purchased, securities sold under repurchase agreements, and FHLB advances with original maturities of one year or less.

Table 28 - Short-term Borrowings
(dollars in thousands)	2019	2018	2017
Balance at December 31,	$1,919,250	$887,692	$261,190
Weighted average interest rate at December 31,	1.60%	1.93%	0.65%
Maximum month end balance during the year	$2,431,012	$887,692	$390,044
Average amount outstanding during the year	1,360,214	371,933	256,011
Weighted average interest rate during the year	1.93%	0.96%	0.37%

Earning Assets and Sources of Funds
Average total assets for 2019 increased $15.12 billion, or 47.8%, to $46.79 billion as compared to average total assets of $31.67 billion for 2018. Average earning assets increased $13.49 billion, or 45.2%, in 2019 as compared to the prior year and represented 92.6% of average total assets for 2019, as compared to 94.3% in 2018. The increase in average earning assets resulted primarily from a $10.76 billion increase in average loans, net, and a $2.68 billion increase in average investment securities primarily attributable to the FCB acquisition.

Average interest-bearing liabilities for 2019 of $31.97 billion increased $11.18 billion, or 53.8%, from $20.78 billion in 2018, and primarily related to the $10.93 billion in deposits acquired from FCB. Average time deposits, average money market deposits, and average interest-bearing demand deposits increased $5.23 billion, $3.01 billion, and $1.46 billion, respectively, from 2018. Average non-interest-bearing demand deposits also increased $1.70 billion, or 22.3%, to $9.36 billion compared to 2018. Additionally, average other short-term borrowings for 2019 increased $960.4 million, and average long-term debt for 2019 increased $411.1 million, primarily due to the $300.0 million aggregate principal amount of subordinated debt issued in February 2019.
For more detailed information on the average balance sheets for the years ended December 31, 2019, 2018, and 2017, refer to Table 15 - Average Balances, Interest, and Yields/Rates.
The table below shows the maturities of total commercial loans as of December 31, 2019. Also provided are the amounts due after one year, classified according to the sensitivity in interest rates. Actual repayments of loans may differ from the contractual maturities reflected therein because borrowers have the right to prepay obligations with and without prepayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could create differences between the contractual maturities and the actual repayment of such loans.

Table 29 - Loan Maturities and Interest Rate Sensitivity
	December 31, 2019
(in thousands)	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total
Selected loan categories:
Commercial, financial, and agricultural	$2,315,798	$5,334,562	$2,602,499	$10,252,859
Owner-occupied	920,069	3,343,944	2,265,798	6,529,811
Real estate - construction	794,286	1,618,269	169,459	2,582,014
Real estate - mortgage	1,392,831	4,559,794	1,945,845	7,898,470
Total commercial	$5,422,984	$14,856,569	$6,983,601	$27,263,154

Loans due after one year:
Having predetermined interest rates				$9,094,426
Having floating or adjustable interest rates				12,745,744
Total				$21,840,170

Recently Issued Accounting Standards
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for further information.

Summary of Quarterly Financial Data
Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2019 and 2018.

Table 30 - Quarterly Financial Data	2019
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$506,253	$523,415	$516,131	$504,839
Interest expense	106,984	121,318	118,869	107,664
Net interest income	399,269	402,097	397,262	397,175
Provision for loan losses	24,470	27,562	12,119	23,569
Non-interest income	97,955	88,760	89,807	79,378
Non-interest expense	266,122	276,310	264,126	292,410
Income before income taxes	206,632	186,985	210,824	160,574
Income tax expense	54,948	51,259	54,640	40,388
Net income	151,684	135,726	156,184	120,186
Preferred stock dividends	8,290	8,291	3,150	3,150
Net income available to common shareholders	143,394	127,435	153,034	117,036
Net income per common share, basic	0.98	0.84	0.97	0.73
Net income per common share, diluted	0.97	0.83	0.96	0.72

	2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$357,395	$343,942	$329,834	$313,134
Interest expense	59,462	52,323	45,257	38,850
Net interest income	297,933	291,619	284,577	274,284
Provision for loan losses	12,149	14,982	11,790	12,776
Non-interest income	67,992	71,668	73,387	67,046
Non-interest expense	209,922	220,297	204,057	195,179
Income before income taxes	143,854	128,008	142,117	133,375
Income tax expense	38,784	18,949	30,936	30,209
Net income	105,070	109,059	111,181	103,166
Preferred stock dividends and redemption charge	3,151	9,729	2,559	2,559
Net income available to common shareholders	101,919	99,330	108,622	100,607
Net income per common share, basic	0.88	0.85	0.92	0.85
Net income per common share, diluted	0.87	0.84	0.91	0.84

Non-GAAP Financial Measures
The measures entitled adjusted non-interest income; adjusted non-interest expense; adjusted total revenues; adjusted tangible efficiency ratio; adjusted return on average assets; adjusted net income available to common shareholders; adjusted net income per common share, diluted; adjusted return on average common equity; return on average tangible common equity; adjusted return on average tangible common equity; tangible common equity to tangible assets ratio; and CET1 ratio (fully phased-in) are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest income, total non-interest expense, total revenues, efficiency ratio-FTE, return on average assets, net income available to common shareholders, net income per common share, diluted, return on average common equity, the ratio of total shareholders’ equity to total assets, and the CET1 ratio, respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted non-interest income and adjusted total revenues are measures used by management to evaluate non-interest income and total revenues exclusive of net investment securities losses as well as gains on sale and changes in fair value of private equity investments, net. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted return on average assets, adjusted net income available to common shareholders, adjusted net income per common share, diluted, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. The return on average tangible common equity is a measure used by management to compare Synovus’ performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The adjusted return on average tangible common equity is a measure used by management in the same manner as the return on average tangible common equity except it is exclusive of items that are not indicative of ongoing operations and impact period-to-period comparisons. The tangible common equity to tangible assets ratio and the CET1 ratio (fully phased-in) are used by management and bank regulators to assess the strength of our capital position. The computations of these measures are set forth in the tables below.

Table 31 - Reconciliation of Non-GAAP Financial Measures
	Years Ended December 31,
(dollars in thousands)	2019	2018
Adjusted non-interest income
Total non-interest income	$355,900	$280,093
Add: Investment securities losses, net	7,659	1,296
Subtract/add: Gain on sale and (increase) decrease in fair value of private equity investments, net	(11,607)	4,743
Adjusted non-interest income	$351,952	$286,132

Adjusted non-interest expense
Total non-interest expense	$1,098,968	$829,455
Subtract: Earnout liability adjustments	(10,457)	(11,652)
Subtract: Merger-related expense	(56,580)	(10,065)
Add: Litigation settlement/contingency expense	—	4,026
Subtract/add: Restructuring charges, net	(1,230)	51
Subtract: Valuation adjustment to Visa derivative	(3,611)	(2,328)
Subtract: Loss on early extinguishment of debt, net	(4,592)	—
Adjusted non-interest expense	$1,022,498	$809,487

Adjusted total revenues and adjusted tangible efficiency ratio
Adjusted non-interest expense	$1,022,498	$809,487
Subtract: Amortization of intangibles	(11,603)	(1,167)
Adjusted tangible non-interest expense	1,010,895	808,320

Net interest income	1,595,803	1,148,413
Add: Tax equivalent adjustment	3,025	553
Add: Total non-interest income	355,900	280,093
Total FTE revenues	$1,954,728	$1,429,059
Add: Investment securities losses, net	7,659	1,296
Subtract/add: Gain on sale and (increase) decrease in fair value of private equity investments, net	(11,607)	4,743
Adjusted total revenues	$1,950,780	$1,435,098
Efficiency ratio-FTE	56.22%	58.04%
Adjusted tangible efficiency ratio	51.82	56.33

Table 31 - Reconciliation of Non-GAAP Financial Measures, continued
	Years Ended December 31,
(in thousands, except per share data)	2019	2018
Adjusted return on average assets
Net income	$563,780	$428,476
Add/subtract: Income tax expense (benefit), net related to State Tax Reform and SAB 118	4,402	(9,148)
Add: Earnout liability adjustments	10,457	11,652
Add: Merger-related expense	56,580	10,065
Subtract: Litigation settlement/contingency expense	—	(4,026)
Add/subtract: Restructuring charges, net	1,230	(51)
Add: Valuation adjustment to Visa derivative	3,611	2,328
Add: Loss on early extinguishment of debt, net	4,592	—
Add: Investment securities losses, net	7,659	1,296
Subtract/add: Gain on sale and (increase) decrease in fair value of private equity investments, net	(11,607)	4,743
Subtract: Tax effect of adjustments	(9,343)	(1,008)
Adjusted net income	$631,361	$444,327
Total average assets	$46,791,930	$31,668,847
Return on average assets	1.20%	1.35%
Adjusted return on average assets	1.35	1.40

Adjusted net income available to common shareholders and adjusted net income per common share, diluted
Net income available to common shareholders	$540,899	$410,478
Add/subtract: Income tax expense (benefit), net related to State Tax Reform and SAB 118	4,402	(9,148)
Add: Earnout liability adjustments	10,457	11,652
Add: Preferred stock redemption charge	—	4,020
Add: Merger-related expense	56,580	10,065
Subtract: Litigation settlement/contingency expense	—	(4,026)
Add/subtract: Restructuring charges, net	1,230	(51)
Add: Valuation adjustment to Visa derivative	3,611	2,328
Add: Loss on early extinguishment of debt, net	4,592	—
Add: Investment securities losses, net	7,659	1,296
Subtract/add: Gain on sale and (increase) decrease in fair value of private equity investments, net	(11,607)	4,743
Subtract: Tax effect of adjustments	(9,343)	(1,008)
Adjusted net income available to common shareholders	$608,480	$430,349
Weighted average common shares outstanding, diluted	156,058	118,378
Net income per common share, diluted	$3.47	$3.47
Adjusted net income per common share, diluted	3.90	3.64

Table 31 - Reconciliation of Non-GAAP Financial Measures, continued
	Years Ended December 31,
(dollars in thousands)	2019	2018
Adjusted return on average common equity, return on average tangible common equity, and adjusted return on average tangible common equity
Net income available to common shareholders	$540,899	$410,478
Add/subtract: Income tax expense (benefit), net related to State Tax Reform and SAB 118	4,402	(9,148)
Add: Preferred stock redemption charge	—	4,020
Add: Earnout liability adjustments	10,457	11,652
Add: Merger-related expense	56,580	10,065
Subtract: Litigation settlement/contingency expense	—	(4,026)
Add/subtract: Restructuring charges, net	1,230	(51)
Add: Valuation adjustment to Visa derivative	3,611	2,328
Add: Loss on early extinguishment of debt, net	4,592	—
Add: Investment securities losses, net	7,659	1,296
Subtract/add: Gain on sale and (increase) decrease in fair value of private equity investments, net	(11,607)	4,743
Subtract: Tax effect of adjustments	(9,343)	(1,008)
Adjusted net income available to common shareholders	$608,480	$430,349
Add: Amortization of intangibles	8,598	893
Adjusted net income available to common shareholders excluding amortization of intangibles	$617,078	$431,242

Net income available to common shareholders	$540,899	$410,478
Add: Amortization of intangibles	8,598	893
Net income available to common shareholders excluding amortization of intangibles	$549,497	$411,371

Total average shareholders' equity less preferred stock	$4,384,458	$2,821,311
Subtract: Goodwill	(487,126)	(57,315)
Subtract: Other intangible assets, net	(65,553)	(10,424)
Total average tangible shareholders' equity less preferred stock	$3,831,779	$2,753,572
Return on average common equity	12.34%	14.55%
Adjusted return on average common equity	13.88	15.25
Return on average tangible common equity	14.34	14.94
Adjusted return on average tangible common equity	16.10	15.66

Table 31 - Reconciliation of Non-GAAP Financial Measures, continued
	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Tangible common equity to tangible assets ratio
Total assets	$48,203,282	$32,669,192	$31,221,837	$30,104,002	$28,792,653
Subtract: Goodwill	(497,267)	(57,315)	(57,315)	(59,678)	(24,431)
Subtract: Other intangible assets, net	(55,671)	(9,875)	(11,254)	(13,223)	(471)
Tangible assets	$47,650,344	$32,602,002	$31,153,268	$30,031,101	$28,767,751

Total shareholders’ equity	$4,941,690	$3,133,602	$2,961,566	$2,927,924	$3,000,196
Subtract: Goodwill	(497,267)	(57,315)	(57,315)	(59,678)	(24,431)
Subtract: Other intangible assets, net	(55,671)	(9,875)	(11,254)	(13,223)	(471)
Subtract: Preferred Stock, no par value	(537,145)	(195,140)	(125,980)	(125,980)	(125,980)
Tangible common equity	$3,851,607	$2,871,272	$2,767,017	$2,729,043	$2,849,314
Total shareholders’ equity to total assets ratio	10.25%	9.59%	9.49%	9.73%	10.42%
Tangible common equity to tangible assets ratio	8.08	8.81	8.88	9.09	9.90

(dollars in thousands)	December 31, 2019
CET1 ratio (fully phased-in)
CET1	$3,743,459
Total risk-weighted assets	$41,831,642
Total risk-weighted assets (fully phased-in)	$41,903,568
CET1 ratio	8.95%
CET1 ratio (fully phased-in)	8.93

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
Managing interest rate risk is a primary goal of the asset liability management function. Synovus attempts to achieve consistency in net interest income while limiting volatility arising from changes in interest rates. Synovus seeks to accomplish this goal by balancing the maturity and repricing characteristics of assets and liabilities along with the selective use of derivative instruments. The Company manages this exposure in accordance with policies that are established by ALCO and approved by the Risk Committee of the Board of Directors. ALCO meets periodically and has responsibility for developing asset liability management policies, reviewing the interest rate sensitivity of Synovus, and developing and implementing strategies to improve balance sheet structure and interest rate risk positioning.
Synovus measures the sensitivity of net interest income to changes in market interest rates through the use of simulation modeling. This effort involves assessing the Company's forecasted net interest income profile under various scenarios and over varying time horizons. The results of these simulations aid in measuring the Company's exposures and relative sensitivities, namely to changes in interest rates. The scenarios generally include numerous assumptions, including those related to changes in the balance sheet, interest rates, prepayment trends, and the repricing characteristics of non-contractual deposits. The simulation modeling process is performed in a manner consistent with Synovus policies and procedures with results reviewed on an on-going basis by ALCO and the Risk Committee of the Board of Directors.
With this framework, Synovus has modeled its baseline net interest income forecast assuming a relatively flat interest rate environment with the federal funds rate at the Federal Reserve's current targeted range of 1.50% to 1.75% and the current prime rate of 4.75%. Synovus has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a gradual decline of 100 and 200 basis points, to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity derived from this simulation suggests that net interest income is projected to increase by 2.0% and 2.8% if interest rates increased by 100 and 200 basis points, respectively. Net interest income is projected to decline by 2.5% and 4.7% if interest rates decreased by 100 and 200 basis points, respectively. These results indicate that the Company has an asset sensitive position over the next year, which could serve to improve net interest income in a rising interest rate environment or reduce net interest income in a declining rate environment.

Table 32 - Twelve Month Net Interest Income Sensitivity(1)
Change in Short-term Interest Rates (in basis points)	Estimated Change in Net Interest Income As of December 31,
	2019	2018
+200	2.8%	3.4%
+100	2.0%	2.0%
Flat	—%	—%
-100	-2.5%	-2.0%
-200	-4.7%	N/A

(1)	December 31, 2018 does not include assets and liabilities of FCB which were acquired January 1, 2019.
While all of the above estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions, the realized growth and remixing of the balance sheet, as well as the broader macroeconomic environment could all have a significant impact on the realized level of net interest income.
In addition to assessing net interest income sensitivities, we also perform simulation analyses to assess the sensitivity of our Economic Value of Equity (EVE) relative to changes in market interest rates. EVE is measured as the discounted present value of assets and derivative cash flows minus the discounted present value of liability cash flows. Management uses EVE sensitivity as an additional means of measuring interest rate risk and incorporates this form of analysis within its governance and limits framework.
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
Derivative Instruments for Interest Rate Risk Management
Synovus utilizes derivative instruments to manage its exposure to various types of structural interest rate risks by executing end-user derivative transactions designated as hedges. Hedging relationships may be designated as either a cash flow hedge, which mitigates risk exposure to the variability of future cash flows or other forecasted transactions, or a fair value hedge, which mitigates risk exposure to adverse changes in the fair market value of a fixed rate asset or liability due to changes in market interest rates.
As of December 31, 2019, the Company had entered into $2.00 billion notional of interest rate swaps designated as cash flow hedging instruments to hedge its exposure to contractually specified interest rate risk associated with floating rate loans. The amount of pre-tax loss recognized in AOCI in association with these positions was $8.6 million as of December 31, 2019. There were no outstanding cash flow hedges as of December 31, 2018.
LIBOR
In July 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR at the end of 2021, confirming the continuation of LIBOR will not be guaranteed beyond that date. The ARRC has proposed the SOFR as its preferred rate as an alternative to LIBOR and has proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. As noted within our 10-K Risk Factors, Synovus holds instruments that may be impacted by the discontinuance of LIBOR including floating rate obligations, loans, deposits, derivatives and hedges, and other financial instruments but is not able to currently predict the associated financial impacts of the transition to an alternative reference rate. Synovus has established a cross-functional LIBOR transition working group that is in the process of 1) assessing the Company's current exposure to LIBOR indexed instruments and the data, systems and processes that may also be impacted; 2) establishing an implementation plan; and 3) developing a formal governance structure for the transition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Synovus Financial Corp.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Synovus Financial Corp. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the allowance for loan losses related to loans collectively evaluated for impairment
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses related to loans collectively evaluated for impairment (general reserve) was $266.5 million of a total allowance for loan losses of $281.4 million as of December 31, 2019. The Company estimated the general reserve using estimates of the probability of default (PD) and loss given default (LGD), which are based on loans segregated by loan type and risk rating, which are then applied against the respective commercial and consumer loan balances. Such amounts are adjusted for certain qualitative factors.
We identified the assessment of the general reserve as a critical audit matter because it involved significant measurement uncertainty requiring complex auditor judgment, and knowledge and experience in the industry. This assessment encompassed the evaluation of the general reserve methodology, inclusive of the methodologies used to estimate (i) the PD and LGD and their key factors and assumptions, including the loan risk ratings for commercial and consumer loans, the historical loss levels, the loss emergence periods, and the grouping of loans based upon the nature of the loan type and the level of inherent risk associated with the various loan categories, and (ii) the qualitative factors.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the (1) development and approval of the general reserve methodology, (2) determination of the key factors and assumptions used to estimate the PD and LGD, and qualitative factors, (3) periodic review of loan risk ratings and (4) determination of qualitative factors. We evaluated the Company’s process to develop the general reserve estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. We involved credit risk professionals with industry knowledge and experience who assisted in:

•	reviewing the Company’s general reserve methodology for compliance with U.S. generally accepted accounting principles

•	testing the historical loss level assumptions used in calculating the PD and LGD to evaluate the appropriateness of the data

•	testing the methodology used for assigning loan risk ratings to consumer loans

•	testing individual loan risk ratings for a selection of commercial loans by evaluating the appropriateness of the loan risk ratings

•	determining whether loans are grouped based upon the nature of the loan type and level of inherent risk associated with the various loan categories

•
testing the loss emergence period assumptions used in calculating the PD and LGD by evaluating (1) the appropriateness of the methodology used to develop those assumptions and (2) the judgments and loss events used when applying the methodology

•	evaluating the design of the qualitative framework and related assumptions, including the maximum qualitative factor adjustment and the metrics used to allocate the qualitative factor adjustments

Assessment of the valuation of acquired loans and core deposit intangible asset in a business combination
As discussed in Note 2 to the consolidated financial statements, the Company acquired all of the outstanding common stock of FCB Financial Holdings, Inc. (FCB) for consideration transferred of approximately $1.6 billion on January 1, 2019. In connection with the business combination and purchase accounting, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values at the acquisition date. The acquisition date fair value of the acquired loans was $9.3 billion including purchase accounting adjustments of $169.2 million, and the acquisition date fair value of the core deposit intangible assets was $57.4 million.
We identified the assessment of the estimated fair value of the acquired loans and the core deposit intangible asset as a critical audit matter as the assessment involved complex auditor judgment, and knowledge and experience in the industry. This assessment encompassed the evaluation of the key assumptions used to calculate the acquisition date fair value of the acquired loans and the core deposit intangible asset as reasonable and consistent with those used by market participants in orderly transactions. The key assumptions used in the discounted cash flow method to determine the fair value of the acquired loans included market-based discount rates, loss rates, prepayment rates and servicing fees. The key assumptions used in the discounted cash flow method to determine the fair value of the core deposit intangible included projected interest costs and expected customer attrition rates.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s acquisition date fair value estimation process to develop the relevant key assumptions, including controls over the assumptions as provided by the Company’s third-party valuation specialist. We evaluated the Company’s process to develop the fair value estimates by testing certain sources of data and assumptions that the Company used, and considered the relevance and reliability of such data and assumptions. We involved valuation professionals with industry knowledge and experience who assisted in:

•	reviewing the Company’s methodology to develop the fair value estimates for compliance with U.S. generally accepted accounting principles

•	testing whether the key assumptions were relevant and reliable given the facts and circumstances associated with the underlying acquired loan portfolio and core deposits

We have served as the Company’s auditor since 1975.
/s/ KPMG LLP
Atlanta, Georgia
March 2, 2020

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Synovus Financial Corp.:

Opinion on Internal Control Over Financial Reporting
We have audited Synovus Financial Corp.’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Atlanta, Georgia
March 2, 2020

Synovus Financial Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2019	2018
ASSETS
Cash and due from banks	$535,846	$468,426
Interest-bearing funds with Federal Reserve Bank	553,390	641,476
Interest earning deposits with banks	20,635	19,841
Federal funds sold and securities purchased under resale agreements	77,047	13,821
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	1,186,918	1,143,564
Investment securities available for sale, at fair value	6,778,670	3,991,632
Mortgage loans held for sale, at fair value	115,173	37,129
Loans, net of deferred fees and costs	37,162,450	25,946,573
Allowance for loan losses	(281,402)	(250,555)
Loans, net	36,881,048	25,696,018
Cash surrender value of bank-owned life insurance	775,665	554,134
Premises and equipment	493,940	434,307
Goodwill	497,267	57,315
Other intangible assets	55,671	9,875
Other assets	1,418,930	745,218
Total assets	$48,203,282	$32,669,192
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$9,439,485	$7,650,967
Interest-bearing deposits	28,966,019	19,069,355
Total deposits	38,405,504	26,720,322
Federal funds purchased and securities sold under repurchase agreements	165,690	237,692
Other short-term borrowings	1,753,560	650,000
Long-term debt	2,153,897	1,657,157
Other liabilities	782,941	270,419
Total liabilities	43,261,592	29,535,590
Shareholders' Equity
Preferred Stock - no par value; authorized 100,000,000 shares; issued 22,000,000 and 8,000,000	537,145	195,140
Common stock - $1.00 par value; authorized 342,857,143 shares; issued 166,800,623 and 143,300,449; outstanding 147,157,596 and 115,865,510	166,801	143,300
Additional paid-in capital	3,819,336	3,060,561
Treasury stock, at cost; 19,643,027 and 27,434,939 shares	(715,560)	(1,014,746)
Accumulated other comprehensive income (loss), net	65,641	(94,420)
Retained earnings	1,068,327	843,767
Total shareholders’ equity	4,941,690	3,133,602
Total liabilities and shareholders' equity	$48,203,282	$32,669,192

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Interest income:
Loans, including fees	$1,817,285	$1,226,648	$1,064,276
Investment securities available for sale	208,826	96,928	82,699
Mortgage loans held for sale	3,233	1,950	1,926
Federal Reserve Bank balances	10,384	10,156	6,470
Other earning assets	10,910	8,623	7,126
Total interest income	2,050,638	1,344,305	1,162,497
Interest expense:
Deposits	356,949	143,871	81,325
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	26,185	3,553	950
Long-term debt	71,701	48,468	56,913
Total interest expense	454,835	195,892	139,188
Net interest income	1,595,803	1,148,413	1,023,309
Provision for loan losses	87,720	51,697	67,185
Net interest income after provision for loan losses	1,508,083	1,096,716	956,124
Non-interest income:
Service charges on deposit accounts	88,190	80,840	81,419
Fiduciary and asset management fees	58,388	54,685	50,485
Card fees	45,659	42,503	39,376
Brokerage revenue	41,608	35,366	29,266
Mortgage banking income	32,599	18,958	22,798
Capital markets income	30,529	5,803	5,632
Income from bank-owned life insurance	21,226	15,403	13,460
Cabela's Transaction Fee	—	—	75,000
Investment securities losses, net	(7,659)	(1,296)	(289)
Other non-interest income	45,360	27,831	28,180
Total non-interest income	355,900	280,093	345,327
Non-interest expense:
Salaries and other personnel expense	570,036	453,420	433,321
Net occupancy and equipment expense	161,906	130,482	119,964
Third-party processing and other services	75,696	58,625	54,708
Professional fees	35,300	26,737	26,232
FDIC insurance and other regulatory fees	31,696	24,494	27,011
Advertising expense	21,371	20,881	22,948
Merger-related expense	56,580	10,065	110
Loss on early extinguishment of debt, net	4,592	—	23,160
Other operating expenses	141,791	104,751	113,859
Total non-interest expense	1,098,968	829,455	821,313
Income before income taxes	765,015	547,354	480,138
Income tax expense	201,235	118,878	204,664
Net income	563,780	428,476	275,474
Less: Preferred stock dividends and redemption charge	22,881	17,998	10,238
Net income available to common shareholders	$540,899	$410,478	$265,236
Net income per common share, basic	$3.50	$3.49	$2.19
Net income per common share, diluted	3.47	3.47	2.17
Weighted average common shares outstanding, basic	154,331	117,644	121,162
Weighted average common shares outstanding, diluted	156,058	118,378	122,012

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Comprehensive Income

	December 31, 2019			December 31, 2018			December 31, 2017
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$765,015	$(201,235)	$563,780	$547,354	$(118,878)	$428,476	$480,138	$(204,664)	$275,474
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(8,570)	2,220	(6,350)	—	—	—	—	—	—
Reclassification adjustment for realized (gains) losses included in net income	—	—	—	—	—	—	130	(50)	80
Net change	(8,570)	2,220	(6,350)	—	—	—	130	(50)	80
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	217,501	(56,331)	161,170	(44,565)	11,542	(33,023)	1,038	(362)	676
Reclassification adjustment for realized (gains) losses included in net income	7,659	(1,984)	5,675	1,296	(336)	960	289	(111)	178
Net change	225,160	(58,315)	166,845	(43,269)	11,206	(32,063)	1,327	(473)	854
Post-retirement unfunded health benefit:
Actuarial gains (losses), net arising during the period	(510)	132	(378)	(46)	12	(34)	61	(23)	38
Reclassification adjustment for realized (gains) losses included in net income	(70)	14	(56)	(132)	34	(98)	(110)	43	(67)
Net change	(580)	146	(434)	(178)	46	(132)	(49)	20	(29)
Total other comprehensive income (loss)	$216,010	$(55,949)	$160,061	$(43,447)	$11,252	$(32,195)	$1,408	$(503)	$905
Comprehensive income			$723,841			$396,281			$276,379

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Changes in Shareholders' Equity

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2016	$125,980	$142,026	$3,028,405	$(664,595)	$(55,659)	$351,767	$2,927,924
Net income	—	—	—	—	—	275,474	275,474
Other comprehensive income, net of income taxes	—	—	—	—	905	—	905
Cash dividends declared on common stock - $0.60 per share	—	—	—	—	—	(72,506)	(72,506)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(10,238)	(10,238)
Repurchases of common stock including costs to repurchase	—	—	—	(175,079)	—	—	(175,079)
Issuance of common stock for earnout payment	—	118	5,342	—	—	—	5,460
Restricted share unit vesting and taxes paid related to net share settlement	—	336	(8,039)	—	—	(290)	(7,993)
Stock options exercised	—	198	3,242	—	—	—	3,440
Share-based compensation expense	—	—	14,179	—	—	—	14,179
Balance at December 31, 2017	$125,980	$142,678	$3,043,129	$(839,674)	$(54,754)	$544,207	$2,961,566
Cumulative-effect adjustment from adoption of ASU 2014-09	—	—	—	—	—	(685)	(685)
Reclassification from adoption of ASU 2018-02	—	—	—	—	(7,588)	7,588	—
Cumulative effect adjustment from adoption of ASU 2016-01	—	—	—	—	117	(117)	—
Net income	—	—	—	—	—	428,476	428,476
Other comprehensive (loss), net of income taxes	—	—	—	—	(32,195)	—	(32,195)
Cash dividends declared on common stock - $1.00 per share	—	—	—	—	—	(117,355)	(117,355)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(13,978)	(13,978)
Redemption of Series C Preferred Stock	(125,980)	—	—	—	—	(4,020)	(130,000)
Issuance of Series D Preferred Stock, net of issuance costs	195,140	—	—	—	—	—	195,140
Repurchases of common stock including costs to repurchase	—	—	—	(175,072)	—	—	(175,072)
Issuance of common stock for earnout payment	—	199	7,228	—	—	—	7,427
Restricted share unit vesting and taxes paid related to net share settlement	—	297	(8,452)	—	—	(349)	(8,504)
Stock options exercised	—	126	2,013	—	—	—	2,139
Share-based compensation expense	—	—	16,643	—	—	—	16,643
Balance at December 31, 2018	$195,140	$143,300	$3,060,561	$(1,014,746)	$(94,420)	$843,767	$3,133,602
Cumulative-effect adjustment from adoption of ASU 2016-02	—	—	—	—	—	4,270	4,270
Net income	—	—	—	—	—	563,780	563,780
Other comprehensive income, net of income taxes	—	—	—	—	160,061	—	160,061
FCB Acquisition:
Issuance of common stock, net of issuance costs	—	22,043	682,103	—	—	—	704,146
Common stock reissued	—	—	—	1,014,746	—	(137,176)	877,570
Fair value of exchanged equity awards and warrants attributed to purchase price	—	—	43,972	—	—	—	43,972
Cash dividends declared on common stock - $1.20 per share	—	—	—	—	—	(183,091)	(183,091)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(22,881)	(22,881)
Issuance of Series E Preferred Stock, net of issuance costs	342,005	—	—	—	—	—	342,005
Repurchases of common stock including costs to repurchase	—	—	—	(725,398)	—	—	(725,398)
Issuance of common stock for earnout payment	—	344	11,502	—	—	—	11,846
Restricted share unit vesting and taxes paid related to net share settlement	—	302	(8,831)	—	—	(326)	(8,855)
Stock options exercised	—	812	15,364	—	—	—	16,176
Warrants exercised with net settlement and common stock reissued	—	—	(9,822)	9,838	—	(16)	—
Share-based compensation expense	—	—	24,487	—	—	—	24,487
Balance at December 31, 2019	$537,145	$166,801	$3,819,336	$(715,560)	$65,641	$1,068,327	$4,941,690

(1)
For the year ended December 31, 2019, dividends per share were $1.58 and $0.73 for Series D and Series E Preferred Stock, respectively. For the year ended December 31, 2018, dividends per share were $1.48 and $0.79 for Series C and Series D Preferred Stock, respectively. For the year ended December 31, 2017, dividends per share were $1.97 for Series C Preferred Stock.

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2019(1)	2018	2017
Operating Activities
Net income	$563,780	$428,476	$275,474
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	87,720	51,697	67,185
Depreciation, amortization, and accretion, net	8,079	55,172	59,121
Deferred income tax expense	86,633	36,215	231,056
Originations of mortgage loans held for sale	(872,105)	(543,073)	(622,564)
Proceeds from sales of mortgage loans held for sale	816,223	565,672	642,193
Gain on sales of mortgage loans held for sale, net	(21,448)	(12,291)	(13,450)
Increase in other assets	(127,636)	(83,957)	(74,090)
Increase in other liabilities	43,066	22,202	28,651
Investment securities losses, net	7,659	1,296	289
Loss on early extinguishment of debt, net	4,592	—	23,160
Share-based compensation expense	24,487	16,643	14,179
Net cash provided by operating activities	621,050	538,052	631,204
Investing Activities
Net cash received in business combination, net of cash paid	201,100	—	—
Proceeds from maturities and principal collections of investment securities available for sale	1,102,651	603,099	632,875
Proceeds from sales of investment securities available for sale	2,923,787	35,066	812,293
Purchases of investment securities available for sale	(4,300,021)	(700,194)	(1,729,902)
Proceeds from sales of loans	74,123	22,915	42,726
Purchases of loans	(667,954)	(265,934)	(494,687)
Proceeds from sales of other real estate and other assets	19,907	12,854	17,480
Net increase in loans excluding loans acquired in business combination	(1,361,693)	(969,326)	(565,895)
Net (purchases) redemptions of Federal Home Loan Bank stock	(55,335)	(25,500)	7,438
Net (purchases) redemptions of Federal Reserve Bank stock	(45,856)	(282)	2,984
Proceeds from settlement (purchases) of bank-owned life insurance policies	16,637	2,412	(148,110)
Net increase in premises and equipment	(61,208)	(53,159)	(51,106)
Net cash used in investing activities	(2,153,862)	(1,338,049)	(1,473,904)
Financing Activities
Net increase in deposits	797,612	571,897	1,499,085
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(101,142)	76,502	1,491
Net increase in other short-term borrowings	1,103,560	550,000	100,000
Repayments and redemption of long-term debt	(157,226)	(2,230,052)	(2,350,422)
Proceeds from issuance of long-term debt, net	497,045	2,280,000	1,771,866
Dividends paid to common shareholders	(167,923)	(106,224)	(54,670)
Dividends paid to preferred shareholders	(17,741)	(13,978)	(10,238)
Proceeds from issuance of preferred stock	342,005	195,140	—
Redemption of preferred stock	—	(130,000)	—
Stock options and warrants exercised	16,176	2,139	3,440
Earnout payment	(1,947)	(1,220)	(892)
Repurchase of common stock	(725,398)	(175,072)	(175,079)
Taxes paid related to net share settlement of equity awards	(8,855)	(8,504)	(7,993)
Net cash provided by financing activities	1,576,166	1,010,628	776,588
Increase (decrease) in cash and cash equivalents including restricted cash	43,354	210,631	(66,112)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of year	1,143,564	932,933	999,045
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of year	$1,186,918	$1,143,564	$932,933

Supplemental Disclosures:
Income taxes paid	$101,781	$41,008	$18,040
Interest paid	464,712	180,241	143,237
Non-cash Activities:
Common stock issued, treasury stock reissued, equity awards/warrants exchanged to acquire FCB	1,625,688	—	—
Loans foreclosed and transferred to other real estate	19,423	13,168	7,154
Premises and equipment transferred to other assets held for sale	6,139	896	7,733
Loans transferred to (from) other loans held for sale at fair value, net	72,707	12,568	52,829
Dividends declared on common stock during the year but paid after year-end	44,143	28,966	17,835
Dividends declared on preferred stock during the year but paid after year-end	5,141	—	—
Settlement of earnout payment with shares of common stock	11,846	7,427	5,460
ASU 2016-01 equity investment securities available for sale transferred to other assets	—	3,162	—

(1)	Where applicable, changes for balances as of December 31, 2019, compared to December 31, 2018, exclude amounts acquired on the Acquisition Date.
See accompanying notes to the audited consolidated financial statements.

Note 1 - Summary of Significant Accounting Policies
Business Operations
Synovus provides commercial and retail banking in addition to a full suite of specialized products and services including treasury management, mortgage services, premium finance and international banking to its customers through its wholly-owned subsidiary bank, Synovus Bank, in offices located throughout Alabama, Florida, Georgia, South Carolina and Tennessee.
In addition to our banking operations, we also provide various other financial services to our customers through direct and indirect wholly-owned non-bank subsidiaries, including: Synovus Securities, headquartered in Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer, and the provision of individual investment advice on equity and other securities; and Synovus Trust, headquartered in Columbus, Georgia, which provides trust, asset management, and financial planning services.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements of Synovus include the accounts of the Parent Company and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Prior periods' consolidated financial statements are reclassified whenever necessary to conform to the current periods' presentation. No reclassifications of prior period balances were material to the consolidated financial statements unless specifically disclosed.
The Company’s consolidated financial statements include all entities in which the Company has a controlling financial interest. A VIE for which Synovus or a subsidiary has been determined to be the primary beneficiary is also consolidated. The determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Investments in VIEs, where Synovus is not the primary beneficiary, are accounted for using either the proportional amortization method or equity method of accounting. The Company uses the hypothetical liquidation book value (HLBV) method for equity investments when the liquidation rights and priorities as defined by an equity investment agreement differ from what is reflected by the underlying percentage ownership interests.
Investments in VIEs are included in other assets in the consolidated balance sheets, and the Company's proportionate share of income or loss is included as either a component of income tax expense (proportional amortization method) or non-interest income (equity method). The maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity. The assessment of whether or not the Company has a controlling interest (i.e., the primary beneficiary) in a VIE is performed on an on-going basis. Refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Commitments and Contingencies" of this Report for additional details regarding Synovus' involvement with VIEs.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan or other credit losses; estimates of fair value; income taxes; and contingent liabilities including legal matters, among others.
Business Combinations
Assets and liabilities acquired in business combinations are recorded at their acquisition date fair values, except as provided for by the applicable accounting guidance, with any excess recorded as goodwill. The results of operations of the acquired company are combined with Synovus’ results from the acquisition date forward. In accordance with ASC Topic 805, Business Combinations, the Company generally records provisional amounts at the time of acquisition based on the information available to the Company. The provisional estimates of fair values may be adjusted for a period of up to one year (“measurement period”) from the date of acquisition if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Subsequently, adjustments recorded during the measurement period are recognized in the current reporting period. Acquisition costs are expensed when incurred. Additional information regarding acquisitions is provided in "Part II - Item 8. Financial Statements and Supplementary Data - Note 2 - Acquisitions" of this Report.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash and due from banks as well as interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements, which are inclusive of any restricted cash and restricted cash equivalents. At December 31, 2019, required deposits with the Federal Reserve Bank amounted to $111.5 million and at December 31, 2018 no cash balances were required to be on deposit with the Federal Reserve Bank. Cash and cash equivalents included $87.8 million at December 31, 2019 and $25.6 million at December 31, 2018, which were pledged to collateralize certain derivative instruments and letters of credit.
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
Investment Securities Available for Sale
Investment securities available for sale are carried at fair value with unrealized gains and losses, net of the related tax effect, excluded from earnings and reported as a separate component of shareholders' equity within AOCI until realized.
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
Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method unless the premium is related to callable debt securities. For these securities, the amortization period is shortened to the earliest call date.
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
Loans Held for Investment and Interest Income
Loans the Company has the intent and ability to hold for the foreseeable future are reported at principal amounts outstanding less amounts charged off, net of deferred fees and costs. Interest income and deferred fees, net of costs on loans, are recognized on a level yield basis.
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
Impaired Loans
Impaired loans are loans for which it is probable that Synovus will not be able to collect all amounts due according to the contractual terms of the loan agreements and include all loans modified in a TDR. Impaired loans do not include smaller-balance homogeneous loans that are collectively evaluated for impairment, which consist of most consumer loans and commercial loan relationships lower than $1.0 million. Impairment is measured as described below under "Allowance for Loan Losses." Interest income on non-accrual impaired loans is recognized as described above under "Non-Accrual Loans." At December 31, 2019 and 2018, substantially all non-accrual impaired loans were collateral-dependent and secured by real estate. Impaired accruing loans generally consist of those TDRs for which management has concluded that the collectability of the loan is not in doubt.
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
Concentrations of Credit Risk
A substantial portion of the loan portfolio is secured by real estate in markets located throughout Alabama, Florida, Georgia, South Carolina and Tennessee. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in market conditions in these areas.
Purchased loans
Loans acquired through a business combination are recorded at fair value in accordance with ASC Topic 820, Fair Value Measurement, consistent with the exit price concept on the date of acquisition. Credit risk assumptions and resulting credit discounts are included in the determination of fair value; therefore, no allowance for loan losses is recorded at the acquisition date.
Pursuant to an AICPA letter dated December 18, 2009, the AICPA summarized the SEC staff's view regarding the accounting in subsequent periods for discount accretion associated with loan receivables acquired in a business combination or asset purchase. Regarding the accounting for such loan receivables, in the absence of further standard setting, the AICPA understands the SEC staff would not object to an accounting policy based on contractual cash flows (ASC Topic 310-20, Nonrefundable Fees and Other Costs) or an accounting policy based on expected cash flows (ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality). Synovus analogizes to ASC 310-30 to account for the fair value discount.
Purchased loans are evaluated upon acquisition as following the ASC 310-30 approach or ASC 310-20. Loans meeting the scope exception of ASC 310-30 (e.g. loans with revolving components) are not permitted to be analogized and will be accounted for in accordance with ASC 310-20.  ASC 310-30 loans acquired in the same fiscal quarter are aggregated into pools according to the nature of the loan and risk rating (similar to non-impaired originated loans). A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. For ASC 310-30 loans, expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized prospectively as interest income. Decreases in expected cash flows due to credit deterioration are recognized by recording an ALL. Loan removals from pools due to pay-off or charge-off are removed at their carrying amount. The difference between the carrying amount and the amount received to satisfy the loan is recorded in interest income. For ASC 310-20 loans, the difference between the fair value and UPB of the loan at the acquisition date is amortized or accreted to interest income over the contractual life of the loans using the effective interest method. In the event of prepayment, the remaining unamortized amount is recognized in interest income in the quarter of prepayment.
Due to the significant difference in accounting for ASC 310-30 loans, Synovus believes inclusion of these loans in certain asset quality ratios that reflect NPAs in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because loan level charge-offs related to ASC 310-30 loans are not recognized in the financial statements until the cumulative amounts exceed the original loss projections on a pool basis, the net charge-off ratio is inconsistent with the net charge-off ratio for other loan portfolios. The inclusion of ASC 310-30 loans in certain asset quality ratios could result in a lack of comparability across quarters or years and could impact comparability with other portfolios that were not impacted by ASC 310-30 accounting. Synovus believes that presenting certain loan and asset quality disclosures separately for ASC 310-20 and ASC 310-30 loans, and/or excluding ASC 310-30 loans, where appropriate and indicated within each table, provides better perspective into underlying trends related to the quality of its loan portfolio.
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
Qualitative factors that management considers in the analysis include metrics within the following categories:

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

The qualitatively adjusted EL factors by portfolio are then further adjusted by a loss emergence period for each loan type. A loss emergence period represents the amount of time between when a loss event first occurs to when it is charged off. The loss emergence period was determined for each loan type based on the Company's historical experience and is validated at least annually.
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
Each loan is assigned a risk rating during its initial approval process. For SRR loans, this process begins with a loan rating recommendation from the loan officer responsible for originating the loan. Commercial SRR loans are graded on a 10-point scale and include classifications of special mention, substandard, doubtful, and loss consistent with bank regulatory classifications. The primary determinants of the risk ratings for commercial SRR loans are the reliability of the primary source of repayment and the borrower's expected performance (i.e., the likelihood that the borrower will be able to service its obligations in accordance with the terms). Expected performance is based upon a full analysis of the borrower's historical financial results, current financial strength and future prospects, which includes any external drivers.
The DRR methodology is used for larger relationships within the C&I loan portfolio as well as certain IPRE loans. At December 31, 2019 and 2018, approximately 47.7% and 41.7% of total C&I and IPRE loans were rated using the DRR methodology. The DRR includes sixteen PD categories and nine categories for estimating losses given an event of default. The result is an EL rate for each borrower.
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
Consumer Loans – Risk Ratings
Consumer loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores. Synovus makes consumer lending decisions based upon a number of key credit risk determinants including FICO scores as well as loan-to-value and debt-to-income ratios. Consumer loans are generally assigned a risk rating on a 9-point scale based on credit bureau scores, with a loan grade of 1 assigned as the lowest level of risk and a loan grade of 6 as the highest level of risk. No loans graded higher than a 6 at origination are approved for funding. At 90-119 days past due, a loan grade of 7-substandard non-accrual rating is applied and at 120 days past due, the loan is generally downgraded to grade 9-loss and is generally charged-off. At least annually, the consumer loan portfolio is sent to a consumer credit reporting agency for a refresh of customers' credit scores so that management can evaluate ongoing consistency or negative migration in the quality of the portfolio, which impacts the ALL. Revolving lines of credit are reviewed for a material change in financial circumstances, and when appropriate, the line of credit may be suspended for further advances. FICO scores within the residential real estate portfolio have generally remained stable over the last several years. As of December 31, 2019 and 2018, weighted average FICO scores within the residential real estate portfolio based on committed balances were 787 and 785 for HELOCs and 778 and 786 for Consumer Mortgages, respectively.
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
Cash Surrender Value of Bank-Owned Life Insurance
Investments in bank-owned life insurance policies on certain current and former officers and employees of Synovus are recorded at the net realizable value of the policies. Net realizable value is the cash surrender value of the policies less any applicable surrender charges and any policy loans. Synovus has not borrowed against the cash surrender value of these policies. Changes in the cash surrender value of the policies as well as proceeds from insurance benefits are recorded in income from bank-owned life insurance in the consolidated statements of income. Certain BOLI contracts contain endorsement split-dollar life agreements. In these circumstances, Synovus accrues a reserve liability and related expense for this obligation.

Premises and Equipment
Premises and equipment, including bank owned branch locations and leasehold improvements, are reported at cost, less accumulated depreciation and amortization, which are computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over an average of 10 to 40 years, while furniture and equipment are depreciated over a range of 3 to 10 years. Leasehold improvements are depreciated over the shorter of the estimated useful life or the remainder of the lease term. Synovus reviews long-lived assets, such as premises and equipment, for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Maintenance and repairs are charged to non-interest expense and improvements that extend the useful life of the asset are capitalized to the asset's carrying value and depreciated.
Goodwill and Other Intangible Assets
Goodwill represents the excess purchase price over the fair value of identifiable net assets of acquired businesses. Goodwill is tested for impairment at the reporting unit level on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Synovus reviews goodwill for impairment as of June 30th and at interim periods if indicators of impairment exist. For instance, the reorganization of the Company during 2019, which resulted in changes in operating segment determination, similarly changed the composition of Synovus' reporting units. As such, Synovus conducted a goodwill impairment evaluation to assess the impact of those changes as of December 31, 2019. Refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 6 - Goodwill and Other Intangible Assets" of this Report for additional details.
Synovus applies judgment when assessing goodwill for impairment. ASC Topic 350-20-35-3A, Goodwill Subsequent Measurement - Qualitative Assessment, provides the option to perform a qualitative assessment to determine whether the quantitative portion of the goodwill impairment test is necessary. Synovus applies the qualitative assessment guidance to determine if the following factors indicate that goodwill is more likely than not impaired: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, events affecting the reporting unit, and common stock share price. Management applies judgment when weighing the factors most likely to impact a reporting unit's fair value.
Other intangible assets relate primarily to a core deposit intangible and borrower relationships resulting from business acquisitions. The core deposit intangible is amortized over its estimated useful life of approximately ten years utilizing an accelerated method. The remaining intangible assets are amortized using straight line methods based on the remaining lives of the assets with amortization periods ranging from eight to ten years. Amortization periods for intangible assets are monitored to determine if events and circumstances require such periods to be reduced.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of the intangible assets is measured by a comparison of the asset's carrying amount to future undiscounted cash flows expected to be generated by the asset. Any resulting impairment is measured by the amount by which the carrying value exceeds the fair value of the asset (based on the undiscounted cash flows expected to be generated by the asset).
Segment Disclosures
ASC Topic 280, Segment Reporting, requires information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified as those revenue-producing components for which discrete financial information is produced internally and which are subject to evaluation by the chief operating decision maker in making resource allocation decisions. Based on this guidance, Synovus identified three major reportable business segments: Community Banking, Wholesale Banking, and Financial Management Services (FMS), with functional activities such as treasury, technology, operations, marketing, finance, enterprise risk, legal, human resources, corporate communications, executive management, among others, included in Treasury and Corporate Other. The monitoring and assessment of segment performance became effective in the fourth quarter of 2019. Prior to the fourth quarter of 2019, Synovus identified its overall banking operations as its only reportable segment. Refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Segment Reporting" of this Report for additional details. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised.
Other Assets
Other assets include ROU assets, FRB and FHLB stock, derivative asset positions, accrued interest receivable and investments in LIHTC and solar energy tax credits and other balances as shown in "Part II - Item 8. Financial Statements and Supplementary Data - Note 7 - Other Assets" of this Report.
As a member of the Federal Reserve System, Synovus is currently required to purchase and hold shares of capital stock in the Federal Reserve Bank (recorded at amortized cost, which approximates fair value, of $141.7 million and $95.9 million at

December 31, 2019 and 2018, respectively) in an amount equal to the greater of 6% of its capital and surplus or 0.6% of deposits. As a member of the FHLB , Synovus is also required to purchase and hold shares or capital stock in the FHLB (recorded at amortized cost, which approximates fair value, of $144.7 million and $89.4 million at December 31, 2019 and 2018, respectively) in an amount equal to its membership base investment plus an activity-based investment determined according to the level of outstanding FHLB advances.
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
All derivative instruments are recorded on the consolidated balance sheets at their respective fair values, as components of other assets and other liabilities. The accounting for changes in fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it qualifies and has been designated as part of a hedging relationship in accordance with ASC Topic 815, Derivatives and Hedging. Synovus formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items.
Fair value hedges - If the hedged exposure is a fair value exposure, the unrealized gain or loss on the derivative instrument is recognized in earnings in the period of change, in the same income statement line as the offsetting unrealized loss or gain on the hedged item attributable to the risk being hedged. When a fair value hedge is discontinued, the remaining cumulative adjustments to the hedged item and accumulated amounts in OCI are accounted for in the same manner as other components of the carrying amount of the asset or liability. If the hedged item is derecognized, the accumulated amounts in OCI are immediately reclassified to net income.
Cash flow hedges - If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss), net of the tax impact, and subsequently reclassified into earnings when the hedged transaction affects earnings with the impacts recorded in the same income statement line item used to present the earnings effect of the hedged item. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions would have affected earnings. If, however, it is probable the forecasted transactions will no longer occur, the accumulated amounts in OCI at the de-designation date are immediately recognized in earnings.
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
Non-interest Income
Synovus' contracts with customers generally do not contain terms that require significant judgment to determine the amount of revenue to recognize. Synovus' policies for recognizing non-interest income within the scope of ASC Topic 606, Revenue from Contracts with Customers, including the nature and timing of such revenue streams, are included below.
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
Significant estimates used in accounting for income taxes relate to the valuation allowance for deferred tax assets, estimates of the realizability of income tax credits, utilization of NOLs, the determination of taxable income, and the determination of temporary differences between book and tax bases.
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
Share-based Compensation
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. Synovus' share-based compensation costs associated with employee grants are recorded as a component of salaries and other personnel expense in the consolidated statements of income. Share-based compensation costs associated with grants made to non-employee directors of Synovus are recorded as a component of other operating expenses. Vesting for grants of share-based awards granted to Synovus employees beginning in 2018 accelerates upon retirement for plan participants who have reached age 65 and who also have no less than ten years of service at the date of their election to retire. Share-based compensation expense for service-based awards that contain a graded vesting schedule is recognized net of estimated forfeitures for plan participants on a straight-line basis over the shorter of the requisite service period for the entire award or the period until reaching retirement eligibility. The non-employee director restricted share units become fully vested and transferable upon the earlier to occur of the completion of three years of service or the date the holder reaches the mandatory retirement age, as set forth in the Company's Corporate Governance Guidelines. Thus, share-based compensation expense for non-employee awards is recognized over the shorter of three years or mandatory retirement. Synovus records all tax effects associated with share-based compensation through the income statement.
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
Fair Value Measurements and Disclosures
Synovus carries various assets and liabilities at fair value based on the fair value accounting guidance under ASC Topic 820, Fair Value Measurements, and ASC Topic 825, Financial Instruments. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
Fair Value Hierarchy
Synovus determines the fair value of its financial instruments based on the fair value hierarchy established under ASC 820-10-35, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the financial instrument's fair value measurement in its entirety. There are three levels of inputs that may be used to measure fair value. The three levels of inputs of the valuation hierarchy are defined below:

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

Investment Securities Available for Sale and Trading Account Assets/Liabilities
The fair values of trading securities and investment securities available for sale are primarily based on actively traded markets where prices are based on either quoted market prices or observed transactions. Management employs independent third-party pricing services to provide fair value estimates for Synovus' investment securities available for sale and trading securities. Fair values for fixed income investment securities are typically determined based upon quoted market prices, and/or inputs that are observable in the market, either directly or indirectly, for substantially similar securities. Level 1 securities are typically exchange quoted prices and include financial instruments such as U.S. Treasury securities and marketable equity securities. Level 2 securities are typically matrix priced by the third-party pricing service to calculate the fair value. Such fair value measurements consider observable data such as market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. The types of securities classified as Level 2 within the valuation hierarchy primarily consist of collateralized mortgage obligations, mortgage-backed securities, debt securities of GSEs and agencies, corporate debt, asset-backed securities, and state and municipal securities.
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
When there is limited activity or less transparency around inputs to valuation, Synovus develops valuations based on assumptions that are not readily observable in the marketplace; these securities are classified as Level 3 within the valuation hierarchy. The Level 3 investment securities available for sale consists of a trust preferred security issued by a financial institutions. Management determines the fair value of this holding by calculating the net present value of projected cash flow based on the debt terms using a discount rate that includes a credit spread.
Mortgage Loans Held for Sale
Synovus elected to apply the fair value option for mortgage loans originated with the intent to sell to investors in the secondary market. When loans are not committed to an investor at a set price, fair value is derived from a hypothetical bulk sale model using current market pricing indicators. A best execution valuation model is used for loan pricing for similar assets based upon forward settlements of a pool of loans of similar coupon, maturity, product, and credit attributes. The inputs to the model are continuously updated with available market and historical data. As the loans are sold in the secondary market and primarily used as collateral for securitizations, the valuation model methodology attempts to reflect the pricing execution available to Synovus’ principal market. Mortgage loans held for sale are classified within Level 2 of the valuation hierarchy.
Private equity instruments
The private equity investments in which Synovus holds a limited partner interest consist of i) funds that invest in privately held companies and ii) funds previously invested in privately held companies which are now publicly traded securities. Funds invested in privately held companies are classified as Level 3 and the estimated fair value of the company is the estimated fair value as an exit price the fund would receive if it were to sell the company in the marketplace. The fair value of the fund's underlying investments is estimated through the use of valuation models, such as option pricing or a discounted cash flow model. Synovus typically sells shares in any investment after initial public offering (IPO) lock-up periods have ended. Previously invested funds which are now publicly traded securities are classified as Level 1 and shares are valued based on quoted market prices.
Mutual Funds
Mutual funds (including those held in rabbi trusts) primarily invest in equity and fixed income securities. Shares of mutual funds are valued based on quoted market prices and are therefore classified within Level 1 of the fair value hierarchy.
Derivative Assets and Liabilities
Fair values of interest rate lock commitments and forward commitments are estimated based on an internally developed model that uses readily observable market data such as, interest rates, prices and indices to generate continuous yield or pricing curves, volatility factors, and customer credit-related adjustments. These fair value estimates are classified as Level 2 within the valuation hierarchy.
Fair values of interest rate swaps are provided by the clearing house, or centralized counter party (CCP). An independent third-party valuation is used to verify and confirm these values.
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
At foreclosure, ORE is recorded at fair value less estimated selling costs, which establishes a new cost basis. Subsequent to foreclosure, ORE is evaluated quarterly and reported at fair value less estimated selling costs, not to exceed the new cost basis, determined by review of current appraisals, as well as the review of comparable sales and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs (Level 3). Any adjustments are recorded as a component of foreclosed real estate expense, net within our consolidated statements of income.
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
Deposits
The fair value of deposits with no stated maturity, such as non-interest-bearing demand accounts, interest bearing demand deposits, money market accounts, and savings accounts, is estimated to be equal to the amount payable on demand as of that respective date. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. Synovus has determined that the appropriate classification for deposits is Level 2 due to the ability to reasonably measure all inputs to valuation based on observable market variables.
Short-term and Long-term Debt
Short-term and long-term debt is considered a Level 2 valuation, as management relies on market prices for bonds or debt that is similar, but not necessarily identical, to the debt being valued. Short-term debt that matures within ten days is assumed to be at fair value and is considered a Level 1 measurement.
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
Recently Adopted Accounting Standards
ASU 2016-02, Leases (ASC 842). Synovus adopted ASC 842 prospectively as of January 1, 2019 for existing leasing arrangements. As such, financial information was not updated and the disclosures required under the new standard are not presented for dates and periods prior to January 1, 2019. Refer to the 2018 10-K for lease disclosures surrounding prior period information reported under ASC Topic 840, Leases. For leases that commenced prior to the effective date of ASC 842, Synovus elected the package of practical expedients not to reassess (a) whether existing contracts contain leases, (b) lease classification for existing leases, and (c) initial direct cost for any existing leases as well as the short-term lease recognition exemption for all leases that qualify. Additionally, Synovus did not elect the practical expedient to combine lease and non-lease components for all of our leases.
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
Synovus determines if an arrangement is a lease at inception in accordance with ASC 842-10-15-3 and classifies leases as either operating or financing from a lessee perspective and operating or direct financing and sales-type from a lessor perspective based on criteria that are largely similar to those applied under ASC Topic 840, Leases, but without explicit bright lines.
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

ASU 2017-04, Intangibles-Goodwill and Other, Simplifying the Test for Goodwill Impairment: In January 2017, the FASB issued ASU 2017- 04, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Therefore, any carrying amount which exceeds the reporting unit’s fair value (up to the amount of goodwill recorded) will be recognized as an impairment loss. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Synovus elected to early adopt the guidance, effective January 1, 2019. Synovus performed a qualitative assessment as allowed under ASC 350-20-35-3A during its annual impairment test as of June 30, 2019 and at October 1, 2019 and based on the assessments performed, management concluded goodwill was not impaired. As such, the adoption of this ASU had no impact.
Recently Issued Accounting Standards Updates
ASU 2016-13, Financial Instruments-Credit Losses (CECL). In June 2016, the FASB issued new guidance (CECL) related to credit losses. CECL (and all subsequent ASUs on this topic) replaces the existing incurred loss impairment guidance with an expected credit loss methodology. CECL will require management’s estimate of credit losses over the full remaining expected life of loans and other financial instruments. For Synovus, CECL will apply to loans, unfunded loan commitments, and debt securities available for sale and will be adopted on January 1, 2020 using a modified retrospective approach. Upon adoption, for non-PCI (non-PCD under CECL) assets, Synovus will record a cumulative-effect adjustment to beginning retained earnings. In addition, CECL provides for a simplified accounting model for purchased financial assets with a more-than-insignificant amount of credit deterioration since their origination (PCD assets). The initial estimate of expected credit losses on PCD assets will be recognized through the ACL with an offset to the cost basis of the related financial asset at adoption.
As of December 31, 2019, Synovus is finalizing its implementation efforts which are led by a cross-functional steering committee. The committee meets periodically to discuss the latest developments and ensure progress compared to the planned timeline. Synovus conducted our final parallel testing during the fourth quarter of 2019. The results continue to be utilized to refine our models and estimation techniques. Documentation of new methodologies and internal controls that will be implemented as part of CECL as well as model validation is also being finalized. Implementation status updates are provided quarterly to executive management and the Audit Committee of Synovus' Board of Directors.
Synovus' planned approach for estimating lifetime expected credit losses includes the following key components:

•	a Discounted Cash Flow methodology with pool level annualized probability of default/ loss given default;

•	an internally developed macroeconomic forecast for the reasonable and supportable ("R&S") forecast period;

•	an initial R&S forecast period of two years;

•	a reversion period of one year (applied after the R&S period) using a straight-line approach; and

•	expected prepayment rates based on historical experience.
Upon adoption of CECL, Synovus expects the ACL (allowance for credit losses which will apply to debt securities and loans, as well as unfunded loan commitments included in other liabilities) may increase by 40% to 60% compared to the incurred loss method. The increase is primarily driven by the following factors:

•	the establishment of reserves for acquired loans independent of the fair value discount;

•	longer duration consumer loans, due to the difference between loss emergence periods currently used versus the remaining life of the asset required under CECL; and

•	additions to existing reserves, included in other liabilities, for unfunded lending-related commitments due to the consideration under CECL of expected utilization over the life of such commitments.
We expect the adoption impact of classifying PCI assets as PCD assets to represent a majority of the ACL increase, but as previously noted, there is no expected impact to equity for this component of the ACL increase. Additionally, the regulatory transition rules allow for a three-year phase-in of the day-one regulatory capital effects. Due to the combination of these factors, Synovus does not expect CECL adoption to have a material impact on regulatory capital ratios.
Note 2 - Acquisitions
Acquisition of FCB Financial Holdings, Inc.
Effective January 1, 2019 (the "Acquisition Date"), Synovus completed its acquisition of all of the outstanding stock of FCB, a bank holding company based in Weston, Florida, for total consideration of $1.63 billion. Effective January 1, 2019, FCB's wholly-owned banking subsidiary, Florida Community Bank, National Association, merged into Synovus Bank. The acquisition of FCB included $9.29 billion in loans and $10.93 billion in deposits. With the addition of FCB and its 51 full service banking centers, Synovus expanded its deposit base in the Southeast. The addition of FCB elevated Synovus' growth profile through a deepened presence in high-growth Florida markets. The results of FCB's operations are included in Synovus' consolidated financial statements since the Acquisition Date.
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
The acquisition of FCB constituted a business combination and was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at their estimated fair values on the Acquisition Date. The determination of estimated fair values requires management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments, which can be updated for up to one year following the acquisition. During 2019, within the measurement period, Synovus recorded immaterial fair value adjustments, the most significant of which consisted of a decrease in core deposit intangibles of $10.8 million, with offsetting increases in goodwill and net deferred tax assets. As of December 31, 2019, management had completed its review of information relating to events and circumstances existing at the Acquisition Date and the measurement period is now closed.
Goodwill of $440.0 million was recorded as a result of the transaction and is not-deductible for tax purposes. FCB's $19.6 million of merger-based success fees payable to third-party advisors and investment bankers were accounted for as part of the business combination and an assumed liability. Since the success fees payable by FCB were contingent upon the consummation of the merger, the expense was recognized as an "on the line" expense with no expense recognition in either the pre- or post-acquisition financials of FCB or Synovus. The following table reflects the final purchase price calculation as of the Acquisition Date for FCB's net assets and the identifiable assets purchased and liabilities assumed on January 1, 2019. These fair value measurement estimates were based on third-party and internal valuations.

(in thousands)
Consideration transferred:
Synovus common stock issued and reissued from treasury attributed to purchase price(1)		$1,582,133
Cash payments to FCB stockholders attributed to purchase price(2)		173
Fair value of exchanged employee and director equity awards and FCB warrants attributed to purchase price(1)		43,972
Total purchase price		$1,626,278

Statement of Net Assets Acquired at Fair Value:
Assets
Cash and cash equivalents	$201,689
Investment securities available for sale	2,301,001
Loans	9,288,028
Cash surrender value of bank-owned life insurance	216,848
Premises and equipment	49,537
Core deposit intangible	57,400
Other assets	264,110
Total Assets	$12,378,613

Liabilities
Deposits	$10,930,724
Federal funds purchased and securities sold under repurchase agreements	29,139
Long-term debt	153,236
Other liabilities	79,188
Total Liabilities	$11,192,287

Fair value of net identifiable assets acquired		1,186,326
Goodwill		$439,952

(1)	Based on Synovus' closing stock price of $31.99 on December 31, 2018.
(2) $173 thousand of cash payment of $601 thousand attributed to purchase price with remaining allocated to compensation expense.

Information regarding the allocation of goodwill recorded as a result of the acquisition to Synovus' reporting units, as well as the carrying amount and amortization of the core deposit intangible asset, is provided in "Part II - Item 8. Financial Statements and Supplementary Data - Note 6 - Goodwill and Other Intangible Assets" of this Report.

The following is a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed presented above.

Investment Securities Available for Sale: Fair values of securities were based on quoted market prices from multiple third-party pricing services as well as realized proceeds upon sale of certain corporate bonds.

Loans: The Income Approach was utilized in accordance with ASC Topic 820 to estimate the fair value of the loans as of the Acquisition Date. The Income Approach utilizes a discounted cash flow method, to present-value the expected cash flows using a market-based discount rate. The discounted cash flow model utilized the contractual loan data and market-based assumptions for prepayment rates, loss rates, and servicing fees, at the loan group level, to project expected loan cash flows as of the Acquisition Date. The acquired loans were grouped together based on the terms of the loans, variable or fixed interest rate, variable index rate, interest or principal only loans, payment plans and amortizing or non-amortizing loans.

Core Deposit Intangible: This intangible asset represents the value of the relationships with deposit customers. The fair value of the core deposit intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative costs of funds, and the projected interest costs associated with the customer deposits. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method.

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

The following table presents consolidated financial information included in Synovus' consolidated statements of income from the Acquisition Date through December 31, 2019 under the column "Actual from Acquisition Date." Synovus does not provide separate summary financial information of FCB from the Acquisition Date since it would be impracticable to do so as certain systems and processes were integrated during the second quarter of 2019. The following table also presents unaudited pro forma information as if the acquisition occurred on January 1, 2018 under the "Pro Forma" column. The unaudited pro forma results include the estimated impact of amortizing and accreting certain estimated purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans and deposits. Merger-related expenses that occurred at the effective time of the Merger, or subsequent to the Merger are not reflected in the unaudited pro forma amounts. Cost savings are also not reflected in the unaudited pro forma amounts for the year ended December 31, 2018. The pro forma information does not necessarily reflect the results of operations that would have occurred had Synovus merged with FCB at the beginning of 2018.

(in thousands)	Actual from Acquisition Date (January 1, 2019) through December 31, 2019(1)	Pro Forma for the Year Ended December 31, 2018 (unaudited)
Net interest income	$1,595,803	$1,570,928
Non-interest income	355,900	313,584
Income before income taxes	765,015	817,212
Net income available to common shareholders	540,899	617,812

(1) Actual results for the year ended December 31, 2019 include pre-tax merger-related expense of $56.6 million.
In connection with the FCB acquisition, Synovus incurred merger-related expense totaling $56.6 million for the year ended December 31, 2019, primarily related to employment compensation agreements, severance, professional services, and contract termination charges, including the payment of $21.8 million related to employment agreements of certain FCB executives. Additionally, Synovus incurred merger-related expense totaling $10.1 million for the year ended December 31, 2018, primarily related to professional services. Merger-related expense for the years ended December 31, 2019 and 2018 is presented in the table below:

	Years Ended December 31,
(in thousands)	2019	2018
Employment compensation agreements, severance, and other employee benefit costs	$33,127	$325
Professional fees	17,453	8,207
All other expense(1)	6,000	1,533
Total merger-related expense	$56,580	$10,065

(1) Primarily relates to fees associated with lease exit accruals, asset impairments related to the integration, and contract termination charges.
Cabela's Transaction
On September 25, 2017, Synovus' wholly owned subsidiary, Synovus Bank, completed the acquisition of certain assets and assumption of certain liabilities of WFB. Immediately following the closing of this transaction, Synovus Bank sold WFB’s credit card assets and related liabilities to Capital One Bank (USA), National Association, a bank subsidiary of Capital One Financial Corporation. Synovus retained WFB’s $1.10 billion brokered time deposits portfolio. Additionally, Synovus received a $75.0 million transaction fee from Cabela’s Incorporated and Capital One, which was recognized into earnings on September 25, 2017 upon closing of the transaction.
Acquisition of Global One

On October 1, 2016, Synovus completed its acquisition of all of the outstanding stock of Global One. Under the terms of the merger agreement, the purchase price included additional annual payments ("Earnout Payments") to Global One's former shareholders over a three to five-year period, with amounts based on a percentage of "Global One Earnings," as defined in the merger agreement. The Earnout Payments consist of shares of Synovus common stock as well as a smaller cash consideration component. The first, second, and third annual Earnout Payments were made during November of 2017, 2018, and 2019, consisting of the issuance of 118 thousand, 199 thousand, and 344 thousand shares, respectively, of Synovus common stock valued at $5.5 million, $7.4 million, and $11.8 million, respectively, and $892 thousand, $1.2 million, and $1.9 million in cash, respectively. During 2017, 2018, and 2019, Synovus recorded $5.5 million, $11.7 million, and $10.5 million, respectively, in increases to the earnout liability due to increased earnings and earnings projections of Global One. The total fair value of the earnout liability at December 31, 2019 was $11.0 million.
Note 3 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at December 31, 2019 and 2018 are summarized below.

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$19,855	$—	$—	$19,855
U.S. Government agency securities	35,499	1,042	—	36,541
Mortgage-backed securities issued by U.S. Government agencies	56,328	560	(72)	56,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	5,079,396	103,495	(2,076)	5,180,815
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	629,706	7,349	(204)	636,851
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	357,291	14,301	—	371,592
State and municipal securities	2,069	6	—	2,075
Asset-backed securities	323,237	4,315	(152)	327,400
Corporate debt and other debt securities	144,410	2,317	(2)	146,725
Total investment securities available for sale	$6,647,791	$133,385	$(2,506)	$6,778,670

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$123,436	$—	$(1,359)	$122,077
U.S. Government agency securities	38,021	361	—	38,382
Mortgage-backed securities issued by U.S. Government agencies	100,060	172	(3,027)	97,205
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,460,498	1,981	(63,829)	2,398,650
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,215,406	2,997	(29,885)	1,188,518
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	131,492	613	(2,240)	129,865
Corporate debt and other debt securities	17,000	150	(215)	16,935
Total investment securities available for sale	$4,085,913	$6,274	$(100,555)	$3,991,632

At December 31, 2019 and 2018, investment securities with a carrying value of $1.71 billion and $1.56 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.
Synovus has reviewed investment securities that are in an unrealized loss position as of December 31, 2019 and 2018 for OTTI and does not consider any securities in an unrealized loss position to be other-than-temporarily impaired. If Synovus intended to sell a security in an unrealized loss position, the entire unrealized loss would be reflected in earnings. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses.
For investment securities that Synovus does not expect to sell, or it is not more likely than not it will be required to sell prior to recovery of its amortized cost basis, the credit component of an OTTI would be recognized in earnings and the non-credit component would be recognized in OCI. Currently, unrealized losses on debt securities are attributable to increases in interest rates on comparable securities from the date of purchase. Synovus regularly evaluates its investment securities portfolio to ensure that there are no conditions that would indicate that unrealized losses represent OTTI. These factors include the length of time the security has been in a loss position, the extent that the fair value is below amortized cost, and the credit standing of the issuer. As of December 31, 2019, Synovus had 26 investment securities in a loss position for less than twelve months and 5 investment securities in a loss position for twelve months or longer.
Asset-backed securities and corporate bonds and other debt securities are generally underwritten in accordance with Synovus' credit extension standards, without relying on a bond issuer's guidance in making the investment decision. These investments are investment grade and will continue to be monitored as part of Synovus' ongoing impairment analysis but are expected to perform in accordance with their terms.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019 and December 31, 2018 are presented below.

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	$19,543	$(70)	$355	$(2)	$19,898	$(72)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	768,040	(2,076)	—	—	768,040	(2,076)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	57,670	(204)	—	—	57,670	(204)
Asset-backed securities	37,156	(116)	4,954	(36)	42,110	(152)
Corporate debt and other debt securities	9,505	(2)	—	—	9,505	(2)
Total	$891,914	$(2,468)	$5,309	$(38)	$897,223	$(2,506)

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$39,031	$(118)	$63,570	$(1,241)	$102,601	$(1,359)
Mortgage-backed securities issued by U.S. Government agencies	2,059	(2)	79,736	(3,025)	81,795	(3,027)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	130,432	(700)	2,105,358	(63,129)	2,235,790	(63,829)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	964,732	(29,885)	964,732	(29,885)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	58,998	(1,298)	44,220	(942)	103,218	(2,240)
Corporate debt and other debt securities	—	—	1,785	(215)	1,785	(215)
Total	$230,520	$(2,118)	$3,259,401	$(98,437)	$3,489,921	$(100,555)

The amortized cost and fair value by contractual maturity of investment securities available for sale at December 31, 2019 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at December 31, 2019
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$19,855	$—	$—	$—	$19,855
U.S. Government agency securities	585	4,927	29,987	—	35,499
Mortgage-backed securities issued by U.S. Government agencies	—	1,625	1,022	53,681	56,328
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	622	100,462	4,978,312	5,079,396
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	320	629,386	629,706
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	141,867	129,205	86,219	357,291
State and municipal securities	—	—	1,059	1,010	2,069
Asset-backed securities	—	—	281,429	41,808	323,237
Corporate debt and other debt securities	24,204	109,601	8,605	2,000	144,410
Total amortized cost	$44,644	$258,642	$552,089	$5,792,416	$6,647,791

Fair Value
U.S. Treasury securities	$19,855	$—	$—	$—	$19,855
U.S. Government agency securities	587	4,951	31,003	—	36,541
Mortgage-backed securities issued by U.S. Government agencies	—	1,649	1,046	54,121	56,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	639	102,866	5,077,310	5,180,815
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	327	636,524	636,851
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	145,129	135,899	90,564	371,592
State and municipal securities	—	—	1,060	1,015	2,075
Asset-backed securities	—	—	284,976	42,424	327,400
Corporate debt and other debt securities	24,266	111,511	8,843	2,105	146,725
Total fair value	$44,708	$263,879	$566,020	$5,904,063	$6,778,670

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the years ended December 31, 2019, 2018, and 2017 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

(in thousands)	2019	2018	2017
Proceeds from sales of investment securities available for sale	$2,923,787	$35,066	$812,293
Gross realized gains on sales	$10,370	$—	$7,942
Gross realized losses on sales	(18,029)	(1,296)	(8,231)
Investment securities (losses) gains, net	$(7,659)	$(1,296)	$(289)

Note 4 - Loans and Allowance for Loan Losses
The following tables provide a summary of loans outstanding, current, accruing past due, and non-accrual loans separately reported by originated (loans originated, renewed, refinanced, modified, or otherwise underwritten by Synovus) and acquired loans from business combinations by portfolio class as of December 31, 2019 and December 31, 2018. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in this Report for more information on Synovus' accounting for purchased loans.

	December 31,
	2019			2018
(in thousands)	Total Loans	Total Originated Loans	Total Acquired Loans(1)	Total Loans
Commercial, financial, and agricultural	$10,252,859	$8,587,087	$1,665,772	$7,449,698
Owner-occupied	6,529,811	5,610,592	919,219	5,331,508
Total commercial and industrial	16,782,670	14,197,679	2,584,991	12,781,206
Investment properties	9,042,679	6,495,903	2,546,776	5,560,951
1-4 family properties	780,015	627,182	152,833	679,870
Land and development	657,790	461,691	196,099	323,670
Total commercial real estate	10,480,484	7,584,776	2,895,708	6,564,491
Consumer mortgages	5,546,368	3,629,633	1,916,735	2,934,235
Home equity lines	1,713,157	1,655,096	58,061	1,515,796
Credit cards	268,841	268,841	—	258,245
Other consumer loans	2,396,294	2,387,749	8,545	1,916,743
Total consumer	9,924,660	7,941,319	1,983,341	6,625,019
Total loans	37,187,814	29,723,774	7,464,040	25,970,716
Deferred fees and costs, net	(25,364)	(25,364)	—	(24,143)
Total loans, net of deferred fees and costs	$37,162,450	$29,698,410	$7,464,040	$25,946,573

(1)	Represents $9.29 billion (at fair value) of loans acquired from FCB, net of paydowns and payoffs including maturities since Acquisition Date.

Current, Accruing Past Due, and Non-accrual Originated Loans
	December 31, 2019
( in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Commercial, financial, and agricultural	$8,511,218	$20,180	$1,206	$21,386	$54,483	$8,587,087
Owner-occupied	5,595,072	5,164	576	5,740	9,780	5,610,592
Total commercial and industrial	14,106,290	25,344	1,782	27,126	64,263	14,197,679
Investment properties	6,492,978	1,344	—	1,344	1,581	6,495,903
1-4 family properties	622,552	2,073	304	2,377	2,253	627,182
Land and development	459,773	808	—	808	1,110	461,691
Total commercial real estate	7,575,303	4,225	304	4,529	4,944	7,584,776
Consumer mortgages	3,613,311	4,223	730	4,953	11,369	3,629,633
Home equity lines	1,636,786	6,105	171	6,276	12,034	1,655,096
Credit cards	263,065	3,076	2,700	5,776	—	268,841
Other consumer loans	2,362,741	18,688	616	19,304	5,704	2,387,749
Total consumer	7,875,903	32,092	4,217	36,309	29,107	7,941,319
Total loans	$29,557,496	$61,661	$6,303	$67,964	$98,314	$29,723,774	(1)

Current, Accruing Past Due, and Non-accrual Acquired Loans
	December 31, 2019
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	ASC 310-30 Loans(2)	Discount/Premium	Total
Commercial, financial and agricultural	$623,539	$18,736	$—	$18,736	$1,534	$1,029,125	$(7,162)	$1,665,772
Owner-occupied	96,513	—	—	—	—	828,483	(5,777)	919,219
Total commercial and industrial	720,052	18,736	—	18,736	1,534	1,857,608	(12,939)	2,584,991
Investment properties	810,713	—	—	—	—	1,750,706	(14,643)	2,546,776
1-4 family properties	111,374	—	—	—	—	41,671	(212)	152,833
Land and development	119,948	—	—	—	—	78,203	(2,052)	196,099
Total commercial real estate	1,042,035	—	—	—	—	1,870,580	(16,907)	2,895,708
Consumer mortgages	69,847	—	—	—	—	1,908,168	(61,280)	1,916,735
Home equity lines	58,211	933	—	933	—	2,306	(3,389)	58,061
Other consumer loans	355	—	—	—	—	8,941	(751)	8,545
Total consumer	128,413	933	—	933	—	1,919,415	(65,420)	1,983,341
Total loans	$1,890,500	$19,669	$—	$19,669	$1,534	$5,647,603	$(95,266)	$7,464,040	(3)

Current, Accruing Past Due, and Non-accrual Loans
	December 31, 2018
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	Total
Commercial, financial, and agricultural	$7,372,301	$7,988	$114	$8,102	$69,295	$7,449,698
Owner-occupied	5,317,023	5,433	81	5,514	8,971	5,331,508
Total commercial and industrial	12,689,324	13,421	195	13,616	78,266	12,781,206
Investment properties	5,557,224	1,312	34	1,346	2,381	5,560,951
1-4 family properties	674,648	2,745	96	2,841	2,381	679,870
Land and development	319,978	739	—	739	2,953	323,670
Total commercial real estate	6,551,850	4,796	130	4,926	7,715	6,564,491
Consumer mortgages	2,922,136	7,150	—	7,150	4,949	2,934,235
Home equity lines	1,496,562	7,092	28	7,120	12,114	1,515,796
Credit cards	252,832	3,066	2,347	5,413	—	258,245
Other consumer loans	1,894,352	17,604	1,098	18,702	3,689	1,916,743
Total consumer	6,565,882	34,912	3,473	38,385	20,752	6,625,019
Total loans	$25,807,056	$53,129	$3,798	$56,927	$106,733	$25,970,716	(4)

(1)	Total before net deferred fees and costs of $25.4 million.

(2)
Acquired loans accounted for under ASC 310-30 include $1.8 million in non-accruing loans, $9.6 million in accruing 90 days or greater past due loans, and $42.5 million in accruing 30-89 days past due loans.

(3)	Represents $9.29 billion (at fair value) of loans acquired from FCB, net of paydowns and payoffs including maturities since Acquisition Date.

(4)	Total before net deferred fees and costs of $24.1 million.
Interest income recorded on non-accrual loans outstanding at December 31, 2019 and 2018 was $3.3 million and $3.2 million during 2019 and 2018, respectively. Interest income that would have been recorded on these non-accrual loans if the loans were performing in accordance with their contractual terms was $5.6 million and $7.3 million during 2019 and 2018, respectively.
During 2019 and 2018, Synovus purchased $668.0 million and $265.9 million, respectively, in other consumer loans.
Loans with carrying values of $12.11 billion and $8.40 billion were pledged as collateral for borrowings and capacity at December 31, 2019 and 2018 respectively, to the FHLB and Federal Reserve Bank.

The credit quality of the loan portfolio is monitored on an ongoing basis and updated as warranted using the standard asset classification system utilized by the federal banking agencies. These classifications are divided into three groups – Not Classified (Pass), Special Mention, and Classified or Adverse rating (Substandard, Doubtful, and Loss) and are defined as follows:
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

Originated Loan Portfolio Credit Exposure by Risk Grade
	December 31, 2019
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss(3)		Total
Commercial, financial, and agricultural	$8,335,964	$82,519	$167,441	$1,163	$—		$8,587,087
Owner-occupied	5,507,345	21,588	81,659	—	—		5,610,592
Total commercial and industrial	13,843,309	104,107	249,100	1,163	—		14,197,679
Investment properties	6,449,797	13,918	32,188	—	—		6,495,903
1-4 family properties	614,015	3,249	9,918	—	—		627,182
Land and development	439,956	11,939	9,796	—	—		461,691
Total commercial real estate	7,503,768	29,106	51,902	—	—		7,584,776
Consumer mortgages	3,617,284	—	12,103	97	149		3,629,633
Home equity lines	1,639,072	—	14,759	21	1,244		1,655,096
Credit cards	266,146	—	818	—	1,877	(4)	268,841
Other consumer loans	2,381,654	—	6,095	—	—		2,387,749
Total consumer	7,904,156	—	33,775	118	3,270		7,941,319
Total loans	$29,251,233	$133,213	$334,777	$1,281	$3,270		$29,723,774	(5)

Acquired Loan Portfolio Credit Exposure by Risk Grade
	December 31, 2019
	Pass	Special Mention	Substandard(1)	Doubtful	Loss		Total
Commercial, financial, and agricultural	$1,604,395	$45,987	$15,390	$—	$—		$1,665,772
Owner-occupied	878,710	36,742	3,767	—	—		919,219
Total commercial and industrial	2,483,105	82,729	19,157	—	—		2,584,991
Investment properties	2,518,915	2,572	25,289	—	—		2,546,776
1-4 family properties	152,514	—	319	—	—		152,833
Land and development	189,395	6,704	—	—	—		196,099
Total commercial real estate	2,860,824	9,276	25,608	—	—		2,895,708
Consumer mortgages	1,910,462	—	6,273	—	—		1,916,735
Home equity lines	58,014	—	47	—	—		58,061
Other consumer loans	8,545	—	—	—	—		8,545
Total consumer	1,977,021	—	6,320	—	—		1,983,341
Total loans	$7,320,950	$92,005	$51,085	$—	$—		$7,464,040	(6)

Loan Portfolio Credit Exposure by Risk Grade
	December 31, 2018
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss(3)		Total
Commercial, financial, and agricultural	$7,190,517	$118,188	$140,218	$775	$—		$7,449,698
Owner-occupied	5,212,473	55,038	63,572	425	—		5,331,508
Total commercial and industrial	12,402,990	173,226	203,790	1,200	—		12,781,206
Investment properties	5,497,344	40,516	23,091	—	—		5,560,951
1-4 family properties	663,692	6,424	9,754	—	—		679,870
Land and development	297,855	12,786	13,029	—	—		323,670
Total commercial real estate	6,458,891	59,726	45,874	—	—		6,564,491
Consumer mortgages	2,926,712	—	7,425	98	—		2,934,235
Home equity lines	1,501,316	—	13,130	174	1,176		1,515,796
Credit cards	255,904	—	858	—	1,483	(4)	258,245
Other consumer loans	1,912,902	—	3,841	—	—		1,916,743
Total consumer	6,596,834	—	25,254	272	2,659		6,625,019
Total loans	$25,458,715	$232,952	$274,918	$1,472	$2,659		$25,970,716	(7)

(1)    Includes $288.8 million and $172.3 million of Substandard accruing loans at December 31, 2019 and December 31, 2018, respectively.

(2)	The loans within this risk grade are on non-accrual status and generally have an ALL equal to 50% of the loan amount.

(3)	The loans within this risk grade are on non-accrual status and have an ALL equal to the full loan amount.

(4)
Represent amounts that were 120 days past due. These credits are downgraded to the Loss category with an ALL equal to the full loan amount and are generally charged off upon reaching 181 days past due in accordance with the FFIEC Retail Credit Classification Policy.

(5)	Total before net deferred fees and costs of $25.4 million.

(6)	Represents $9.29 billion (at fair value) of loans acquired from FCB, net of paydowns and payoffs including maturities since Acquisition Date.

(7)	Total before net deferred fees and costs of $24.1 million.

Acquired loans
As discussed in "Part II - Item 8. Financial Statements and Supplementary Data - Note 2 - Acquisitions" in this Report, on January 1, 2019, Synovus acquired loans from FCB with fair values of $9.29 billion net of total discount of $169.2 million.
At the Acquisition Date, the contractual required payments receivable on the purchased loans accounted for under ASC 310-20 totaled $2.45 billion, with a corresponding fair value of $2.15 billion. The estimated cash flows not expected to be collected at the Acquisition Date were $39.5 million.
Information about the acquired FCB loan portfolio accounted for under ASC 310-30 as of the Acquisition Date is in the following table.

(in thousands)	ASC 310-30 Loans
Contractually required principal and interest at acquisition	$8,377,942
Non-accretable difference (expected losses and foregone interest)	(163,147)
Cash flows expected to be collected at acquisition	8,214,795
Accretable yield	(1,066,689)
Basis in ASC 310-30 loans at acquisition	$7,148,106

The following table is a summary of changes in the accretable yield for all loans accounted for under ASC 310-30 for the year ended December 31, 2019.

(in thousands)	Year Ended December 31, 2019
Beginning balance	$—
Additions	1,066,689
Transfers from non-accretable difference to accretable yield(1)	28,001
Accretion	(346,820)
Changes in expected cash flows not affecting non-accretable differences(2)	(10,739)
Ending balance	$737,131

(1) Represents improvement in the credit component of expected cash flows.
(2) Includes changes in cash flows expected to be collected due to the impact of changes in actual or expected timing of liquidation events, modifications, interest rates, and prepayments.
The following tables detail the changes in the ALL by loan category for the years ended December 31, 2019, 2018, and 2017.

Allowance for Loan Losses and Recorded Investment in Loans	As Of and For The Year Ended December 31, 2019
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses
Beginning balance	$133,123	$68,796	$48,636	$250,555
Charge-offs	(49,572)	(5,540)	(24,023)	(79,135)
Recoveries	7,827	8,618	5,078	21,523
Provision for (reversal of) loan losses	53,665	(4,444)	38,499	87,720
Transfer of unfunded commitment reserve	739	—	—	739
Ending balance	$145,782	$67,430	$68,190	$281,402
Ending balance: individually evaluated for impairment	$12,326	$1,047	$777	$14,150
Ending balance: collectively evaluated for impairment	$132,871	$66,383	$67,290	$266,544
Ending balance: allowance for acquired loans accounted under ASC 310-30	$585	$—	123	$708
Loans
Ending balance: total loans(1)	$16,782,670	$10,480,484	$9,924,660	$37,187,814
Ending balance: individually evaluated for impairment	$128,385	$24,862	$31,837	$185,084
Ending balance: collectively evaluated for impairment(2)	$14,811,954	$8,599,452	$8,033,990	$31,445,396
Ending balance: acquired loans accounted for under ASC 310-30(3)	$1,842,331	$1,856,170	$1,858,833	$5,557,334

	As Of and For The Year Ended December 31, 2018
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses
Beginning balance	$126,803	$74,998	$47,467	$249,268
Charge-offs	(48,775)	(4,408)	(20,871)	(74,054)
Recoveries	7,165	10,188	6,291	23,644
Provision for (reversal of) loan losses	47,930	(11,982)	15,749	51,697
Ending balance(4)	$133,123	$68,796	$48,636	$250,555
Ending balance: individually evaluated for impairment	$10,207	$2,598	$744	$13,549
Ending balance: collectively evaluated for impairment	$122,916	$66,198	$47,892	$237,006
Loans
Ending balance: total loans(4)(5)	$12,781,206	$6,564,491	$6,625,019	$25,970,716
Ending balance: individually evaluated for impairment	$105,422	$33,198	$28,306	$166,926
Ending balance: collectively evaluated for impairment	$12,675,784	$6,531,293	$6,596,713	$25,803,790

	As Of and For The Year Ended December 31, 2017
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses
Beginning balance	$125,778	$81,816	$44,164	$251,758
Charge-offs	(49,244)	(12,193)	(28,982)	(90,419)
Recoveries	6,685	8,026	6,033	20,744
Provision for (reversal of) loan losses	43,584	(2,651)	26,252	67,185
Ending balance(4)	$126,803	$74,998	$47,467	$249,268
Ending balance: individually evaluated for impairment	$9,515	$4,240	$1,153	$14,908
Ending balance: collectively evaluated for impairment	$117,288	$70,758	$46,314	$234,360
Loans
Ending balance: total loans(4)(6)	$12,023,650	$6,935,288	$5,853,857	$24,812,795
Ending balance: individually evaluated for impairment	$111,334	$56,896	$32,056	$200,286
Ending balance: collectively evaluated for impairment	$11,912,316	$6,878,392	$5,821,801	$24,612,509

(1)	Total before net deferred fees and costs of $25.4 million.

(2)	These loans are presented net of remaining fair value discount of $5.0 million at December 31, 2019.

(3)	These loans are presented net of remaining fair value discount of $90.3 million at December 31, 2019.

(4)	As of and for the years ended December 31, 2018, and 2017, there were no PCI loans and no ALL for PCI loans.

(5)	Total before net deferred fees and costs of $24.1 million.

(6)	Total before net deferred fees and costs of $25.3 million.

Below is a detailed summary of impaired loans (including accruing TDRs and excluding acquired loans accounted for under ASC 310-30 that are currently accruing income) by class as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017. At December 31, 2019, 2018, and 2017, impaired loans of $51.9 million, $51.3 million, and $49.0 million, respectively, were on non-accrual status.

Impaired Loans (including accruing TDRs)
	December 31, 2019				December 31, 2018
		Recorded Investment				Recorded Investment
(in thousands)	Unpaid Principal Balance	Without an ALL	With an ALL	Related Allowance	Unpaid Principal Balance	Without an ALL	With an ALL	Related Allowance
Commercial, financial, and agricultural	$88,321	$21,774	$56,660	$9,268	$65,150	$22,298	$34,222	$7,133
Owner-occupied	50,136	1,169	48,782	3,058	49,588	—	48,902	3,074
Total commercial and industrial	138,457	22,943	105,442	12,326	114,738	22,298	83,124	10,207
Investment properties	9,552	—	9,552	422	13,916	—	13,916	1,523
1-4 family properties	4,727	—	4,669	130	5,586	—	5,586	131
Land and development	11,545	265	10,376	495	16,283	265	13,431	944
Total commercial real estate	25,824	265	24,597	1,047	35,785	265	32,933	2,598
Consumer mortgages	18,624	—	18,624	383	19,506	—	19,506	343
Home equity lines	6,092	—	6,092	178	3,264	—	3,235	224
Other consumer loans	6,864	257	6,864	216	5,565	—	5,565	177
Total consumer	31,580	257	31,580	777	28,335	—	28,306	744
Total impaired loans	$195,861	$23,465	$161,619	$14,150	$178,858	$22,563	$144,363	$13,549

	Years Ended December 31,
	2019		2018		2017
(in thousands)	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized(1)
Commercial, financial and agricultural	$81,960	$2,962	$65,976	$2,316	$72,154	$2,127
Owner-occupied	50,085	2,209	42,341	1,851	40,498	1,509
Total commercial and industrial	132,045	5,171	108,317	4,167	112,652	3,636
Investment properties	12,561	565	18,564	767	28,749	1,178
1-4 family properties	5,125	525	9,813	782	16,099	1,021
Land and development	11,137	139	16,841	249	24,637	404
Total commercial real estate	28,823	1,229	45,218	1,798	69,485	2,603
Consumer mortgages	19,292	843	19,516	134	18,319	376
Home equity lines	4,954	136	3,491	820	7,748	896
Other consumer loans	6,129	373	5,327	297	4,765	266
Total consumer	30,375	1,352	28,334	1,251	30,832	1,538
Total impaired loans	$191,243	$7,752	$181,869	$7,216	$212,969	$7,777

(1)	Of the interest income recognized during the years ended December 31, 2019, 2018, and 2017, cash-basis interest income was $2.1 million, $1.8 million, and $815 thousand, respectively.

Information about Synovus' TDRs is presented in the following tables. Modifications of loans that are accounted for within a pool under ASC 310-30 are excluded as TDRs. Accordingly, such modifications do not result in the removal of those loans from the pool, even if the modification of these loans would otherwise be considered a TDR. As a result, all such acquired loans that would otherwise meet the criteria for classification as a TDR are excluded from the tables below. The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the years ended December 31, 2019, 2018, and 2017 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Year Ended December 31, 2019
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial, and agricultural	127	$9,042	$9,873	$18,915
Owner-occupied	22	9,017	861	9,878
Total commercial and industrial	149	18,059	10,734	28,793
Investment properties	8	1,548	—	1,548
1-4 family properties	18	2,182	643	2,825
Land and development	8	1,187	30	1,217
Total commercial real estate	34	4,917	673	5,590
Consumer mortgages	18	1,587	1,361	2,948
Home equity lines	70	3,024	2,522	5,546
Other consumer loans	109	1,712	5,270	6,982
Total consumer	197	6,323	9,153	15,476
Total loans	380	$29,299	$20,560	$49,859	(2)

	Year Ended December 31, 2018
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial, and agricultural	46	$3,807	$3,957	$7,764
Owner-occupied	16	7,589	5,705	13,294
Total commercial and industrial	62	11,396	9,662	21,058
Investment properties	10	8,070	2,215	10,285
1-4 family properties	25	2,481	2,014	4,495
Land and development	5	122	1,856	1,978
Total commercial real estate	40	10,673	6,085	16,758
Consumer mortgages	19	5,590	93	5,683
Home equity lines	4	172	339	511
Other consumer loans	92	1,834	3,983	5,817
Total consumer	115	7,596	4,415	12,011
Total loans	217	$29,665	$20,162	$49,827	(3)

TDRs by Concession Type (continued)
	Year Ended December 31, 2017
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial, and agricultural	56	$9,434	$12,145	$21,579
Owner-occupied	4	35	1,705	1,740
Total commercial and industrial	60	9,469	13,850	23,319
Investment properties	1	—	121	121
1-4 family properties	35	2,786	2,040	4,826
Land and development	6	157	1,614	1,771
Total commercial real estate	42	2,943	3,775	6,718
Consumer mortgages	11	2,539	1,190	3,729
Other consumer loans	38	1,624	1,333	2,957
Total consumer	49	4,163	2,523	6,686
Total loans	151	$16,575	$20,148	$36,723	(4)

(1)
Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the years ended December 31, 2019, 2018, and 2017.

(2)	No charge-offs were recorded during 2019 upon restructuring of these loans.

(3)	Net charge-offs of $403 thousand were recorded during 2018 upon restructuring of these loans.

(4)	No charge-offs were recorded during 2017 upon restructuring of these loans.
For the years ended December 31, 2019, 2018 and 2017, there were four defaults with a recorded investment of $326 thousand, eight defaults with a recorded investment of $10.5 million, and eight defaults with a recorded investment of $4.0 million, respectively, on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments).
If at the time that a loan was designated as a TDR the loan was not already impaired, the measurement of impairment resulting from the TDR designation closely approximates the reserve derived through specific measurement of impairment in accordance with ASC 310-10-35. Generally, the change in the ALL resulting from such a TDR is not significant. At December 31, 2019, the ALL allocated to accruing TDRs totaling $133.1 million was $6.4 million compared to accruing TDRs of $115.6 million with an allocated ALL of $6.1 million at December 31, 2018. Non-accrual non-homogeneous loans (commercial-type impaired loan relationships greater than $1 million) that are designated as TDRs are individually measured for the amount of impairment, if any, both before and after the TDR designation. As of December 31, 2019, there were no commitments to lend a material amount of additional funds to any customers whose loans were classified as TDRs.
Note 5 - Premises and Equipment
Premises and equipment at December 31, 2019 and 2018 consist of the following:

(in thousands)	2019	2018
Land	$118,866	$96,310
Buildings and improvements	418,915	392,952
Leasehold improvements	49,088	39,832
Furniture and equipment	474,397	435,223
Construction in progress	11,905	16,608
Total premises and equipment	1,073,171	980,925
Less: Accumulated depreciation and amortization	(579,231)	(546,618)
Net premises and equipment	$493,940	$434,307

Net premises and equipment included $4.6 million and $1.5 million related to net finance leases at December 31, 2019 and 2018, respectively. Depreciation and amortization expense for the years ended December 31, 2019, 2018, and 2017 totaled $49.2 million, $42.6 million, and $42.2 million, respectively.
During the years ended December 31, 2019 and 2018, Synovus transferred premises and equipment with a net book value of $6.1 million and $911 thousand, respectively, to other properties held for sale, a component of other assets.

Note 6 - Goodwill and Other Intangible Assets
Refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Segment Reporting" of this Report for discussion of Synovus' reorganization of its management reporting structure during the fourth quarter of 2019 and, accordingly, its segment reporting structure and goodwill reporting units. Goodwill is allocated to each of Synovus’ reporting units (Community Banking, Wholesale Banking, Consumer Mortgages, and Wealth Management). In connection with the reorganization, management reallocated goodwill to the new reporting units based on a relative fair value approach. Prior to the fourth quarter of 2019, Synovus identified its overall banking operations as its only reportable segment and identified Synovus Bank and Trust Services as its two reporting units for goodwill allocation.
Goodwill allocated to each reporting unit at December 31, 2019 is presented as follows (the FMS reportable segment includes two reporting units of Consumer Mortgages and Wealth Management):

(in thousands)	Community Banking Reporting Unit	Wholesale Banking Reporting Unit	Consumer Mortgages Reporting Unit	Wealth Management Reporting Unit	Total
Balance at December 31, 2018	$17,825	$11,936	$3,123	$24,431	$57,315
Goodwill acquired during the year	238,498	159,700	41,754	—	$439,952
Balance at December 31, 2019	$256,323	$171,636	$44,877	$24,431	$497,267

Goodwill allocated to each reporting unit at December 31, 2018 is presented as follows:

(in thousands)	Synovus Bank Reporting Unit	Trust Services Reporting Unit	Total
Balance at December 31, 2018 and 2017	$32,884	$24,431	$57,315

Effective January 1, 2019, Synovus acquired FCB. In connection with the acquisition, Synovus recorded $440.0 million of goodwill based on Acquisition Date fair value estimates of the assets acquired and liabilities assumed in the business combination, including measurement period adjustments. Additionally, Synovus recorded a $57.4 million core deposit intangible asset on the Acquisition Date, including a measurement period adjustment. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 2 - Acquisitions" in this Report for additional information on the FCB acquisition.
Goodwill is not amortized but is evaluated for impairment on an annual basis each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. For instance, the reorganization of the Company during 2019, which resulted in changes in segment determination, similarly changed the composition of Synovus' reporting units. As such, Synovus conducted a goodwill impairment evaluation to assess the impact of those changes as of December 31, 2019, in addition to the prior annual evaluation date of June 30, 2019, applying ASC 350-20-35-3A Goodwill Subsequent Measurement - Qualitative Assessment Approach and concluded that goodwill was not impaired. No events or circumstances have occurred since that date to warrant a subsequent evaluation.
The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of December 31, 2019 and 2018, which primarily consist of core deposit intangible assets acquired in the FCB acquisition. Core deposit intangible assets were $47.0 million at December 31, 2019. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. Aggregate other intangible assets amortization expense for the years ended December 31, 2019, 2018, and 2017 was $11.6 million, $1.2 million, and $1.1 million, respectively.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2019
CDI	$57,400	$(10,436)	$46,964
Other	12,500	(3,793)	8,707
Total other intangible assets	$69,900	$(14,229)	$55,671
December 31, 2018
Other	12,500	(2,625)	9,875
Total other intangible assets	$12,500	$(2,625)	$9,875

The estimated amortization expense of other intangible assets for the next five years is as follows:

(in thousands)	Amortization Expense
2020	$10,560
2021	9,516
2022	8,472
2023	7,429
2024	6,366

Note 7 - Other Assets
Significant balances included in other assets at December 31, 2019 and 2018 are presented below.

(in thousands)	2019	2018
ROU assets	$374,716	$—
Federal Reserve Bank and FHLB Stock	286,447	185,225
Investments in low income housing, solar energy tax credit, and other CRA partnerships	146,612	84,486
Derivative asset positions	140,016	19,332
Accrued interest receivable	127,641	89,425
Accounts receivable	77,193	57,339
Deferred tax asset, net	65,102	141,134
Prepaid expenses	42,285	38,035
Mutual funds and mutual funds held in rabbi trusts	32,348	16,012
MPS receivable(1)	21,437	22,932
Private equity investments	19,389	11,028
Other real estate	14,373	6,220
Taxes receivable	8,648	13,150
Trading account assets, at fair value	7,212	3,130
Miscellaneous other assets	55,511	57,770
Total other assets	$1,418,930	$745,218

(1) See "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Commitments and Contingencies" in this Report for more information on this receivable which is classified as a NPA at December 31, 2019.
Note 8 - Deposits
A summary of interest-bearing deposits at December 31, 2019 and 2018 is presented below.

(in thousands)	2019	2018
Interest-bearing demand deposits(1)	$6,470,570	$4,756,239
Money market accounts(1)	11,227,134	8,143,975
Savings accounts	918,109	817,385
Time deposits(1)	6,920,213	3,803,726
Brokered deposits	3,429,993	1,548,030
Total interest-bearing deposits	$28,966,019	$19,069,355

(1)    Excluding brokered deposits
The aggregate amount of time deposits of $250,000 or more was $2.63 billion at December 31, 2019 and $1.10 billion at December 31, 2018.

The following table presents contractual maturities of all time deposits at December 31, 2019.

(in thousands)
Maturing within one year	$7,752,948
Between 1 - 2 years	938,688
2 - 3 years	95,944
3 - 4 years	236,001
4 - 5 years	43,627
Thereafter	7,100
Total	$9,074,308

Note 9 - Long-term Debt and Short-term Borrowings
Short-term Borrowings
Short-term borrowings at December 31, 2019 and 2018 consisted of the following:

	2019	2018
(dollars in thousands)
Federal funds purchased	$—	$628
Securities sold under repurchase agreements	165,690	237,064
Trading liability for short positions	1,560	—
FHLB advances with original maturities of one year or less	1,752,000	650,000
Total short-term borrowings	$1,919,250	$887,692

The following table sets forth additional information on Synovus' short-term borrowings for the years indicated.

(dollars in thousands)	2019	2018	2017
Total balance at December 31,	$1,919,250	$887,692	$261,190
Weighted average interest rate at December 31,	1.60%	1.93%	0.65%
Maximum month-end balance during the year	$2,431,012	$887,692	$390,044
Average amount outstanding during the year	1,360,214	371,933	256,011
Weighted average interest rate during the year	1.93%	0.96%	0.37%

Long-term Debt
Long-term debt at December 31, 2019 and 2018 is presented in the following table:

(dollars in thousands)	2019	2018
Parent Company:
3.125% senior notes, due November 1, 2022, $300.0 million par value with semi-annual interest payments and principal to be paid at maturity	$298,228	$297,603
5.90% Fixed-to-Fixed Rate Subordinated Notes issued February 7, 2019, due February 7, 2029, $300.0 million par value with semi-annual interest payments at 5.90% for the first five years and semi-annual payments thereafter at a fixed rate of 3.379% above the 5-Year Mid-Swap Rate as of the reset date	297,250	—
5.75% fixed to adjustable rate subordinated notes issued December 7, 2015, due December 15, 2025, $250.0 million par value with semi-annual interest payments at 5.75% for the first five years and quarterly payments thereafter at an adjustable rate equal to the then-current three month LIBOR rate + 418.2 basis points and principal to be paid at maturity	248,419	248,101
LIBOR + 1.80% debentures, due April 19, 2035, $10.0 million par value with quarterly interest payments and principal to be paid at maturity (rate of 3.69% at December 31, 2019 and 4.59% at December 31, 2018)	10,000	10,000
Total long-term debt — Parent Company	853,897	555,704
Synovus Bank:
FHLB advances with interest and principal payments due at various maturity dates through 2022 and interest rates ranging from 1.66% to 1.97% at December 31, 2019 (weighted average interest rate of 1.76% and 2.53% at December 31, 2019 and 2018, respectively)	1,300,000	1,100,000
Capital lease with interest and principal payments due at various dates through 2031 (rate of 1.59% at December 31, 2018)(1)	—	1,453
Total long-term debt — Synovus Bank	1,300,000	1,101,453
Total long-term debt	$2,153,897	$1,657,157

(1) Capital leases are reported in other liabilities at December 31, 2019, following adoption of ASU 2016-02 (Leases) on January 1, 2019.
On February 7, 2019, Synovus completed a public offering of $300.0 million aggregate principal amount of 5.900% Fixed-to-Fixed Rate Subordinated Notes due in 2029. Subject to redemption prior to February 7, 2029, the notes will bear interest at the rate of 5.900% per annum for the first five years and, thereafter, at a fixed rate which will be 3.379% above the 5-Year Mid-Swap Rate as of the reset date. Interest on the notes will be payable semi-annually in arrears. The notes will mature on February 7, 2029.

On September 19, 2019, Synovus terminated an assumed $150.0 million long-term FHLB obligation from the FCB acquisition, which resulted in a pre-tax net loss on early extinguishment of debt of $4.6 million.
The provisions of the indentures governing Synovus’ long-term debt contain certain restrictions within specified limits on mergers, sales of all or substantially all of Synovus' assets and limitations on sales and issuances of voting stock of subsidiaries and Synovus’ ability to pay dividends on its capital stock if there is an event of default under the applicable indenture. As of December 31, 2019 and 2018, Synovus and its subsidiaries were in compliance with the covenants in these agreements. The FHLB advances are secured by certain loans receivable with a recorded balance of $6.19 billion at December 31, 2019 and $3.76 billion at December 31, 2018.
Contractual annual principal payments on long-term debt for the next five years and thereafter are shown in the following table. These maturities are based upon the par value of the long-term debt.

(in thousands)	Parent Company	Synovus Bank	Total
2020	$—	$600,000	$600,000
2021	—	450,000	450,000
2022	300,000	250,000	550,000
2023	—	—	—
2024	—	—	—
Thereafter	560,000	—	560,000
Total	$860,000	$1,300,000	$2,160,000

Note 10 - Shareholders' Equity and Other Comprehensive Income
The following table shows the changes in shares of preferred and common stock issued and common stock held as treasury shares for the years ended December 31, 2019, 2018, and 2017.

(shares in thousands)	Series C Preferred Stock Issued (Redeemed)	Series D Preferred Stock Issued	Series E Preferred Stock Issued	Total Preferred Stock Issued (Redeemed)	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at December 31, 2016	5,200	—	—	5,200	142,026	19,760	122,266
Issuance of common stock for earnout payment	—	—	—	—	118	—	118
Restricted share unit activity	—	—	—	—	336	—	336
Stock options exercised	—	—	—	—	198	—	198
Repurchase of common stock	—	—	—	—	—	4,021	(4,021)
Balance at December 31, 2017	5,200	—	—	5,200	142,678	23,781	118,897
Issuance of preferred stock	—	8,000	—	8,000	—	—	—
Redemption of preferred stock	(5,200)	—	—	(5,200)	—	—	—
Issuance of common stock for earnout payment	—	—	—	—	199	—	199
Restricted share unit activity	—	—	—	—	297	—	297
Stock options exercised	—	—	—	—	126	—	126
Repurchase of common stock	—	—	—	—	—	3,653	(3,653)
Balance at December 31, 2018	—	8,000	—	8,000	143,300	27,434	115,866
FCB acquisition:				—
Issuance of common stock	—	—	—	—	22,043	—	22,043
Common stock reissued	—	—	—	—	—	(27,434)	27,434
Warrants exercised and common stock reissued	—	—	—	—	—	(260)	260
Issuance of preferred stock	—	—	14,000	14,000	—	—	—
Issuance of common stock for earnout payment	—	—	—	—	344	—	344
Restricted share unit activity	—	—	—	—	302	—	302
Stock options exercised	—	—	—	—	812	—	812
Repurchase of common stock	—	—	—	—	—	19,903	(19,903)
Balance at December 31, 2019	—	8,000	14,000	22,000	166,801	19,643	147,158

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
Issuance of Series E Preferred Stock
On July 1, 2019, Synovus completed a $350.0 million public offering of Series E Preferred Stock. The offering generated net proceeds of $342.0 million. Dividends on the shares are non-cumulative and, if declared, will accrue and be payable, in arrears, quarterly at a rate per annum equal to 5.875% for each dividend period from the original issue date to, but excluding, July 1, 2024. From and including July 1, 2024, the dividend rate will change and reset every five years on July 1 at a rate equal to the five-year U.S. Treasury Rate plus 4.127% per annum. The Series E Preferred Stock is redeemable at Synovus' option in whole or in part, from time to time, on July 1, 2024 or any subsequent reset date, or in whole but not in part, at any time within 90 days following a regulatory capital treatment event, in each case, at a redemption price equal to $25 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series E Preferred Stock has no preemptive or conversion rights. Except in limited circumstances, the Series E Preferred Stock does not have any voting rights.
Issuance of Series D Preferred Stock
On June 21, 2018, Synovus completed a $200.0 million public offering of Series D Preferred Stock, $25 per share liquidation preference. The offering generated net proceeds of $195.1 million. Dividends on the shares are non-cumulative and, if declared, will accrue and be payable, in arrears, quarterly at a rate per annum equal to 6.300% for each dividend period from the original issue date to, but excluding, June 21, 2023. From and including June 21, 2023, the dividend rate will change to a floating rate equal to the three-month LIBOR plus a spread of 3.352% per annum. The Series D Preferred Stock is redeemable at Synovus' option in whole or in part, from time to time, on any dividend payment date on or after June 21, 2023, or in whole, but not in part, at any time within 90 days following a regulatory capital treatment event at a redemption price equal to $25 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series D Preferred Stock has no preemptive or conversion rights. Except in limited circumstances, the Series D Preferred Stock does not have any voting rights.
Redemption of Series C Preferred Stock
On August 1, 2018, Synovus redeemed all 5,200,000 outstanding shares of Series C Preferred Stock for a cash price of $25 per share, without interest, for an aggregate redemption price of $130.0 million and paid a dividend of $2.6 million on the Series C Preferred Stock. Concurrent with the redemption, Synovus recognized a one-time, non-cash redemption charge of $4.0 million.
Repurchases of Common Stock
Synovus repurchased $725.0 million, or 19.9 million shares, of common stock through open market transactions under the $725.0 million share repurchase program, with $400.0 million authorized during the fourth quarter of 2018 for execution in 2019 and $325.0 million authorized in 2019.
During 2018, Synovus repurchased $175.0 million, or 3.7 million shares, of common stock through open market transactions under the $150.0 million and $25.0 million share repurchase programs authorized during the fourth quarter of 2017 and the fourth quarter of 2018, respectively, for execution during 2018.
During 2017, Synovus repurchased $175.0 million, or 4.0 million shares, of common stock through open market transactions under the $200.0 million share repurchase program authorized during the fourth quarter of 2016 for execution in 2017.
Warrants
In connection with the acquisition of FCB on January 1, 2019, outstanding FCB warrants were converted into 913 thousand warrants to purchase shares of Synovus common stock. At December 31, 2019, all warrants had been exercised, converting into 263 thousand shares of Synovus common; common stock to settle the warrants was reissued from treasury.
Accumulated Other Comprehensive Income (Loss)
The following table illustrates activity within the balances in AOCI by component, and is shown for the years ended December 31, 2019, 2018, and 2017.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Net Unrealized Gains (Losses) on Investment Securities Available for Sale(1)	Post-Retirement Unfunded Health Benefit	Total
Balance at December 31, 2016	$(12,217)	$(44,324)	$882	$(55,659)
Other comprehensive income before reclassifications	—	676	38	714
Amounts reclassified from accumulated other comprehensive income (loss)	80	178	(67)	191
Net current period other comprehensive income (loss)	80	854	(29)	905
Balance at December 31, 2017	$(12,137)	$(43,470)	$853	$(54,754)
Other comprehensive loss before reclassifications	—	(33,023)	(34)	(33,057)
Amounts reclassified from accumulated other comprehensive income (loss)	—	960	(98)	862
Net current period other comprehensive income (loss)	—	(32,063)	(132)	(32,195)
Reclassification from adoption of ASU 2018-02	—	(7,763)	175	(7,588)
Cumulative-effect adjustment from adoption of ASU 2016-01	—	117	—	117
Balance at December 31, 2018	$(12,137)	$(83,179)	$896	$(94,420)
Other comprehensive income (loss) before reclassifications	(6,350)	161,170	(378)	154,442
Amounts reclassified from accumulated other comprehensive income (loss)	—	5,675	(56)	5,619
Net current period other comprehensive income (loss)	(6,350)	166,845	(434)	160,061
Balance at December 31, 2019	$(18,487)	$83,666	$462	$65,641

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
Regulatory capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios. As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. Under the capital rules, Synovus and Synovus Bank are well-capitalized if each has a CET1 ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a total risk-based capital ratio of 10% or greater, a leverage ratio of 5% or greater, and are not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure.
Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements inclusive of the capital conservation buffer.

The following table summarizes regulatory capital information at December 31, 2019 and 2018 for Synovus and Synovus Bank.

	Actual Capital		Minimum Requirement For Capital Adequacy(1)		To Be Well-Capitalized Under Prompt Corrective Action Provisions(2)
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Synovus Financial Corp.
CET1 capital	$3,743,459	$2,897,997	$1,882,424	$1,310,460	N/A	N/A
Tier 1 risk-based capital	4,280,604	3,090,416	2,509,899	1,747,280	N/A	N/A
Total risk-based capital	5,123,381	3,601,376	3,346,531	2,329,706	N/A	N/A
CET1 capital ratio	8.95%	9.95%	4.50%	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	10.23	10.61	6.00	6.00	N/A	N/A
Total risk-based capital ratio	12.25	12.37	8.00	8.00	N/A	N/A
Leverage ratio	9.16	9.60	4.00	4.00	N/A	N/A
Synovus Bank
CET1 capital	$4,640,501	$3,382,497	$1,881,199	$1,309,527	$2,717,287	$1,891,538
Tier 1 risk-based capital	4,640,501	3,382,497	2,508,265	1,746,035	3,344,354	2,328,047
Total risk-based capital	4,923,279	3,633,457	3,344,354	2,328,047	4,180,442	2,910,059
CET1 capital ratio	11.10%	11.62%	4.50%	4.50%	6.50%	6.50%
Tier 1 risk-based capital ratio	11.10	11.62	6.00	6.00	8.00	8.00
Total risk-based capital ratio	11.78	12.49	8.00	8.00	10.00	10.00
Leverage ratio	9.94	10.51	4.00	4.00	5.00	5.00

(1) The additional capital conservation buffer in effect in 2019 and 2018 was 2.5% and 1.9%, respectively.
(2) The prompt corrective action provisions are applicable at the bank level only.
Note 12 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the years ended December 31, 2019, 2018, and 2017.

	Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Net income	$563,780	$428,476	$275,474
Preferred stock dividends and redemption charge	22,881	17,998	10,238
Net income available to common shareholders	$540,899	$410,478	$265,236
Weighted average common shares outstanding	154,331	117,644	121,162
Potentially dilutive shares from outstanding equity-based awards, warrants, and earnout payments	1,727	734	850
Weighted average diluted common shares	156,058	118,378	122,012
Net income per common share, basic	$3.50	$3.49	$2.19
Net income per common share, diluted	$3.47	$3.47	$2.17

For the years ended December 31, 2019, 2018, and 2017, there were 40 thousand, 1.7 million, and 2.2 million, respectively, potentially dilutive shares related to stock options and TARP Warrant to purchase shares of common stock that were outstanding but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive. The outstanding warrants, issued to Treasury by Synovus to purchase up to 2.2 million shares of Synovus common stock at a per share exercise price of $65.52, expired on December 19, 2018.

Note 13 - Fair Value Accounting
Fair value accounting guidance defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an "exit price") in the principal or most advantageous market available to the entity in an orderly transaction between market participants, on the measurement date. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for a description of how fair value measurements are determined.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of December 31, 2019 and 2018.

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	$—	$2,486	$—	$2,486
Other mortgage-backed securities	—	1,284	—	1,284
State and municipal securities	—	65	—	65
Asset-backed securities	—	3,227	—	3,227
Other investments	—	150	—	150
Total trading securities	$—	$7,212	$—	$7,212
Investment securities available for sale:
U.S. Treasury securities	$19,855	$—	$—	$19,855
U.S. Government agency securities	—	36,541	—	36,541
Mortgage-backed securities issued by U.S. Government agencies	—	56,816	—	56,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	5,180,815	—	5,180,815
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	636,851	—	636,851
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	371,592	—	371,592
State and municipal securities	—	2,075	—	2,075
Asset-backed securities	—	327,400	—	327,400
Corporate debt and other debt securities	—	144,620	2,105	146,725
Total investment securities available for sale	$19,855	$6,756,710	$2,105	$6,778,670
Mortgage loans held for sale	—	115,173	—	115,173
Private equity investments	15,502	—	3,887	19,389
Mutual funds and mutual funds held in rabbi trusts	32,348	—	—	32,348
GGL/SBA loans servicing asset	—	—	3,040	3,040
Derivative assets	—	140,016	—	140,016
Liabilities
Trading liability for short positions	1,560	—	—	1,560
Earnout liability(1)	—	—	11,016	11,016
Derivative liabilities	$—	$34,732	$2,339	$37,071

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
U.S. Government agency securities	$—	$44	$—	$44
State and municipal securities	—	1,064	—	1,064
Other investments	1,128	894	—	2,022
Total trading securities	$1,128	$2,002	$—	$3,130
Investment securities available for sale:
U.S. Treasury securities	$122,077	$—	$—	$122,077
U.S. Government agency securities	—	38,382	—	38,382
Mortgage-backed securities issued by U.S. Government agencies	—	97,205	—	97,205
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,398,650	—	2,398,650
Collateralized mortgage obligations issued by U.S. Government sponsored agencies or enterprises	—	1,188,518	—	1,188,518
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	129,865	—	129,865
Corporate debt and other debt securities	—	15,150	1,785	16,935
Total investment securities available for sale	$122,077	$3,867,770	$1,785	$3,991,632
Mortgage loans held for sale	—	37,129	—	37,129
Private equity investments	—	—	11,028	11,028
Mutual funds and mutual funds held in rabbi trusts	16,012	—	—	16,012
GGL/SBA loans servicing asset	—	—	3,729	3,729
Derivative assets	—	19,332	—	19,332
Liabilities
Earnout liability(1)	—	—	14,353	14,353
Derivative liabilities	$—	$16,535	$1,673	$18,208

(1)	Earnout liability consists of contingent consideration obligation related to Global One acquisition.
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

	Years Ended December 31,
(in thousands)	2019	2018	2017
Changes in fair value included in net income:
Mortgage loans held for sale	$1,675	$95	$754
Mortgage loans held for sale:
Fair value	115,173	37,129	48,024
Unpaid principal balance	112,218	35,848	46,839
Fair value less aggregate unpaid principal balance	$2,955	$1,281	$1,185

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
During 2019, Synovus had transfers out of Level 3 into Level 1 in the fair value hierarchy as certain funds within private equity investments became public with traded securities. These transfers were accounted for as if they occurred at the beginning of the reporting period. For the years ended December 31, 2019 and 2018, total net losses included in earnings attributable to the change in net unrealized losses relating to assets/liabilities still held at December 31, 2019 and 2018 was $10.9 million and $18.1 million, respectively.

	2019
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL/SBA Loans Servicing Asset	Earnout Liability	Visa Derivative Liability
Beginning balance, January 1, 2019	$1,785	$11,028	$3,729	$(14,353)	$(1,673)
Total (losses) gains realized/unrealized:
Included in earnings	—	230	(1,631)	(10,457)	(3,611)
Unrealized gains (losses) included in other comprehensive income	320	—	—	—	—
Additions	—	—	942	—	—
Sales	—	(1,437)	—	—	—
Settlements	—	—	—	13,794	2,945
Transfers out of Level 3	—	(5,934)	—	—	—
Ending balance, December 31, 2019	$2,105	$3,887	$3,040	$(11,016)	$(2,339)
Total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2019	$—	$230	$—	$(10,457)	$(666)

	2018
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL/SBA Loans Servicing Asset	Earnout Liability	Visa Derivative Liability
Beginning balance, January 1, 2018	$1,935	$15,771	$4,101	$(11,348)	$(4,330)
Total (losses) gains realized/unrealized:
Included in earnings	—	(4,743)	(1,752)	(11,652)	(2,328)
Unrealized (losses) gains included in other comprehensive income	(150)	—	—	—	—
Additions	—	—	1,380	—	—
Settlements	—	—	—	8,647	4,985
Ending balance, December 31, 2018	$1,785	$11,028	$3,729	$(14,353)	$(1,673)
Total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2018	$—	$(4,743)	$—	$(11,652)	$(1,673)

Assets Measured at Fair Value on a Non-recurring Basis
Certain assets are required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated for which there was a fair value adjustment during the period.

	Balance at December 31, 2019			Fair Value Adjustments for the Year Ended December 31, 2019	Location in Consolidated Statements of Income
(in thousands)	Level 1	Level 2	Level 3
Impaired loans*	$—	$—	$1,461	$683	Provision for loan losses
Other real estate	—	—	8,023	1,342	Other operating expenses
Other assets held for sale	—	—	1,238	513	Other operating expenses

	Balance at December 31, 2018			Fair Value Adjustments for the Year Ended December 31, 2018	Location in Consolidated Statements of Income
	Level 1	Level 2	Level 3
Impaired loans*	$—	$—	$21,742	$7,575	Provision for loan losses
Other loans held for sale	—	—	1,494	809	Other operating expenses
Other real estate	—	—	3,827	523	Other operating expenses
Other assets held for sale	—	—	1,104	482	Other operating expenses

*	Collateral-dependent impaired loans that are written down to fair value during the period.

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair values of financial instruments at December 31, 2019 and 2018. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for a description of how fair value measurements are determined.

	December 31, 2019
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,186,918	$1,186,918	$1,186,918	$—	$—
Trading securities	7,212	7,212	—	7,212	—
Investment securities available for sale	6,778,670	6,778,670	19,855	6,756,710	2,105
Mortgage loans held for sale	115,173	115,173	—	115,173	—
Private equity investments	19,389	19,389	15,502	—	3,887
Mutual funds and mutual funds held in rabbi trusts	32,348	32,348	32,348	—	—
Loans, net	36,881,048	36,931,256	—	—	36,931,256
GGL/SBA loans servicing asset	3,040	3,040	—	—	3,040
Derivative assets	140,016	140,016	—	140,016	—
Financial Liabilities
Non-interest-bearing deposits	$9,439,485	$9,439,485	$—	$9,439,485	$—
Non-time interest-bearing deposits	19,891,711	19,891,711	—	19,891,711	—
Time deposits	9,074,308	9,112,459	—	9,112,459	—
Total deposits	$38,405,504	$38,443,655	$—	$38,443,655	$—
Federal funds purchased and securities sold under repurchase agreements	165,690	165,690	165,690	—	—
Trading liability for short positions	1,560	1,560	1,560	—	—
Other short-term borrowings	1,752,000	1,752,000	—	1,752,000	—
Long-term debt	2,153,897	2,185,717	—	2,185,717	—
Earnout liability	11,016	11,016	—	—	11,016
Derivative liabilities	37,071	37,071	—	34,732	2,339

	December 31, 2018
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,143,564	$1,143,564	$1,143,564	$—	$—
Trading securities	3,130	3,130	1,128	2,002	—
Investment securities available for sale	3,991,632	3,991,632	122,077	3,867,770	1,785
Mortgage loans held for sale	37,129	37,129	—	37,129	—
Other loans held for sale	1,506	1,506	—	—	1,506
Private equity investments	11,028	11,028	—	—	11,028
Mutual funds and mutual funds held in rabbi trusts	16,012	16,012	16,012	—	—
Loans, net	25,696,018	25,438,890	—	—	25,438,890
GGL/SBA loans servicing asset	3,729	3,729	—	—	3,729
Derivative assets	19,332	19,332	—	19,332	—
Financial Liabilities
Non-interest-bearing deposits	$7,650,967	$7,650,967	$—	$7,650,967	$—
Non-time interest-bearing deposits	14,065,959	14,065,959	—	14,065,959	—
Time deposits	5,003,396	4,989,570	—	4,989,570	—
Total deposits	$26,720,322	$26,706,496	$—	$26,706,496	$—
Federal funds purchased and securities sold under repurchase agreements	237,692	237,692	237,692	—	—
Other short-term borrowings	650,000	650,000	—	650,000	—
Long-term debt	1,657,157	1,649,642	—	1,649,642	—
Earnout liability	14,353	14,353	—	—	14,353
Derivative liabilities	18,208	18,208	—	16,535	1,673

Note 14 - Derivative Instruments
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
For cash flow hedges, the effective portion of the gain or loss related to the derivative instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. As of December 31, 2019, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the first quarter of 2024. As of December 31, 2019, Synovus expects to reclassify approximately $2 million of pre-tax losses from AOCI into interest income on cash flow hedges over the next twelve months.
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
Customer Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of certain commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated counterparties. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' consolidated balance sheets. The credit risk to these customers is evaluated and included in the calculation of fair value. Fair value changes including credit-related adjustments are recorded as a component of capital markets income.
Mortgage Derivatives
Synovus originates first lien residential mortgage loans for sale into the secondary market. Mortgage loans are sold either individually or in a bulk sale by Synovus on a whole loan servicing release basis to third-party servicing aggregators for potential conversion into mortgage backed securities which can be traded in the secondary market or retained on their respective balance sheet.
Synovus enters into interest rate lock commitments for residential mortgage loans which commits it to lend funds to a potential borrower at a specific interest rate and within a specified period of time. Interest rate lock commitments that relate to the origination of mortgage loans that, if originated, will be held for sale, are considered derivative financial instruments under applicable accounting guidance. Outstanding interest rate lock commitments expose Synovus to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan and the eventual commitment for sale into the secondary market.
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
Visa Derivative
In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares. The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract. Fair value changes are recorded as a component of other non-interest expense. Management believes that the estimate of Synovus' exposure to the Visa indemnification including fees associated with the Visa derivative is adequate based on current information, including Visa's recent announcements and disclosures. However, future developments in the litigation could require changes to Synovus' estimate.
Collateral Requirements
Pursuant to the Dodd-Frank Act, certain derivative transactions have collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As of December 31, 2019 and 2018, collateral totaling $84.6 million and $22.4 million, respectively, was pledged to the derivative counterparties to comply with collateral requirements. For derivatives cleared through central clearing houses, the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the consolidated balance sheets and related disclosures. At December 31, 2019 and 2018, Synovus had a variation margin of $113.7 million and $3.1 million, respectively, each reducing the derivative liability.
The following table reflects the notional amount and fair value of derivative instruments included on the consolidated balance sheets at December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$2,000,000	$54	$8,624	$—	$—	$—
Total derivatives designated as hedging instruments		$54	$8,624		$—	$—

Derivatives not designated as hedging instruments:
Interest rate contracts(3)	$7,258,159	$138,672	$25,849	$1,840,288	$18,388	$15,716
Mortgage derivatives - interest rate lock commitments	70,481	1,290	—	52,420	944	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	107,000	—	168	65,500	—	819
Other contracts(4)	145,764	—	91	69,902	—	—
Visa derivative	—	—	2,339	—	—	1,673
Total derivatives not designated as hedging instruments		$139,962	$28,447		$19,332	$18,208

(1)	Derivative assets are recorded in other assets on the consolidated balance sheets.

(2)	Derivative liabilities are recorded in other liabilities on the consolidated balance sheets.

(3)	Includes interest rate contracts for customer swaps and offsetting positions, net of variation margin payments.

(4)	Includes risk participation agreements sold.
    Synovus has entered into risk participation agreements with counterparties to transfer or assume credit exposures related to interest rate derivatives. The notional amount of risk participation agreements sold was $145.8 million and $69.9 million at December 31, 2019 and 2018, respectively. The notional amount of risk participation agreements purchased was $3.0 million at December 31, 2019. Assuming all underlying third-party customers referenced in the swap contracts defaulted at December 31, 2019 and 2018, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
Synovus also provides foreign currency exchange services, primarily forward contracts, with counterparties to allow commercial customers to mitigate exchange rate risk. Synovus covers its risk by entering into an offsetting foreign currency exchange forward contract. The notional amount of foreign currency exchange forwards was $32.9 million and $28.8 million at December 31, 2019 and 2018, respectively. The fair value of foreign currency exchange forwards was negligible at December 31, 2019 and 2018 due to the very short duration of these contracts.
The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments on the consolidated statements of income for the years ended December 31, 2019, 2018 and 2017 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		For The Years Ended December 31,
(in thousands)	Location in Consolidated Statements of Income	2019	2018	2017
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$(338)	$(29)	$20
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	346	8	(634)
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	651	(691)	(2,025)
Visa derivative	Other non-interest expense	(3,611)	(2,328)	—
Other contracts(2)	Capital markets income	(91)	—	—
Total derivatives not designated as hedging instruments		$(3,043)	$(3,040)	$(2,639)

(1)	Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.

(2)	Includes risk participation agreements sold.

Note 15 - Leases

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
The following table summarizes the operating lease balances within the consolidated balance sheet as of December 31, 2019. The difference between the asset and liability balance is primarily the result of lease liabilities that existed prior to the January 1, 2019 adoption of the new accounting guidance for leases.

(in thousands)	December 31, 2019
Right-of-use assets	$374,716
Lease liabilities	383,892
Weighted-average remaining lease term (years)	21.05
Weighted-average discount rate (percentage)	3.54%

Operating lease expense, net of sublease income, for the year ended December 31, 2019 was $32.1 million. During the year ended December 31, 2019, cash paid for lease liabilities was $29.9 million.
The following table presents the maturity of Synovus' operating lease liabilities as of December 31, 2019:

(in thousands)
2020	$30,190
2021	29,002
2022	28,261
2023	26,461
2024	26,105
After 2024	417,177
Total lease payments	$557,196
Less: Imputed interest	173,304
Present value of lease liabilities	$383,892

As of December 31, 2019, minimum lease payments related to operating leases that had not yet commenced were $20.9 million.
Note 16 - Commitments and Contingencies
In the normal course of business, Synovus enters into commitments to extend credit such as loan commitments and letters of credit to meet the financing needs of its customers. Synovus uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Synovus also has commitments to fund certain low-income housing, solar energy, and CRA investments.
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

The allowance for credit losses associated with unfunded commitments and letters of credit is a component of the unfunded commitments reserve recorded within other liabilities at December 31, 2019 and 2018 on the consolidated balance sheets. Additionally, unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets. These amounts are not material to Synovus' consolidated balance sheets.
Synovus invests in certain LIHTC partnerships which are engaged in the development and operation of affordable multi-family housing pursuant to Section 42 of the Code. Additionally, Synovus invests in certain solar energy tax credit partnerships pursuant to Section 48 of the Code. Synovus typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships and as such, is not considered the primary beneficiary of the partnership. For certain of its LIHTC investments, Synovus provides financing during the construction and development of the properties and is at risk for the funded amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan but has no obligation to fund the operations or working capital of the partnerships and is not exposed to losses beyond Synovus’ investment. Synovus receives tax credits related to these investments which are subject to recapture by taxing authorities based on compliance provisions required to be met at the project level.
Synovus also invests in certain other CRA partnerships including SBIC programs. The SBIC is a program initiated by the SBA in 1958 to assist in the funding of small business loans.

	December 31,
(in thousands)	2019	2018
Letters of credit *	$202,614	$157,675
Commitments to fund commercial and industrial loans	7,018,152	5,527,017
Commitments to fund commercial real estate, construction, and land development loans	3,032,252	2,034,223
Commitments under home equity lines of credit	1,501,452	1,258,657
Unused credit card lines	877,929	775,003
Other loan commitments	485,371	400,983
Total letters of credit and unfunded lending commitments	$13,117,770	$10,153,558

Investments in low income housing, solar energy tax credit, and other CRA partnerships:
Carrying amount included in other assets	$146,612	$84,486
Amount of future funding commitments included in carrying amount	78,266	47,123
Short-term construction loans and letter of credit commitments	2,124	1,585
Funded portion of short-term loans and letters of credit	3,196	5,595

* Represent the contractual amount net of risk participations purchased of approximately $33 million and $46 million at December 31, 2019 and December 31, 2018, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus sponsors various MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if the MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the years ended December 31, 2019 and 2018, the sponsored entities processed and settled $74.20 billion and $68.99 billion of transactions, respectively.
Synovus covered chargebacks related to a particular MPS during 2019 and 2018 where the MPS’s cash reserve account was unavailable to support the chargebacks. As of December 31, 2019, the remaining amount due to Synovus from the MPS is $21.4 million, which is included in other assets and classified in NPAs, compared to $22.9 million at December 31, 2018. While Synovus has contractual protections to mitigate against loss, repayment of the amounts owed to Synovus will depend in large part upon the continued financial viability and/or valuation of the MPS and the availability of any cash reserve accounts.
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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of December 31, 2019 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
In addition, where Synovus determines that there is a reasonable possibility of a loss in respect of legal matters, Synovus considers whether it is able to estimate the total reasonably possible loss or range of loss. An event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely.” An event is “remote” if “the chance of the future event or events occurring is more than slight but less than reasonably possible." In many situations, Synovus may be unable to estimate reasonably possible losses due to the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. For those legal matters where Synovus is able to estimate a range of reasonably possible losses, management currently estimates the aggregate range from our outstanding litigation is from zero to $5 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be lower or higher. As there are further developments in these legal matters, Synovus will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations or financial condition for any particular period.
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
Note 17 - Share-based Compensation and Other Employment Benefit Plans
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. The 2013 Omnibus Plan authorizes 8.6 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units, and performance share units) count as two share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. At December 31, 2019, Synovus had a total of 3.3 million common share equivalents of its authorized but unissued common stock reserved for future grants under the 2013 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, restricted share units, market restricted share units, and performance share units. The grants generally include vesting periods of three years. The restricted share units and the market restricted share units contain a service-based vesting period of three years with most awards vesting pro-rata over three years. As further discussed below, market restricted share units and performance share units are granted at a defined target level and are compared annually to required market and performance metrics to determine actual units vested and for performance share units, compensation expense. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units, market restricted share units, and performance share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.

Awards assumed and converted in Merger
As a result of the Merger on January 1, 2019, Synovus assumed 3.2 million outstanding FCB stock option awards and 136 thousand outstanding FCB restricted stock unit awards. Pursuant to the Merger Agreement, each stock option and restricted share unit outstanding on the Acquisition Date was assumed and converted into a stock option or restricted stock unit award relating to shares of Synovus common stock, with the same terms and conditions as were applicable under such award prior to the acquisition. The converted options and restricted share units had a fair value of $41.5 million on the Acquisition Date, of which $4.2 million was allocated to compensation expense and the remaining to purchase price. The estimated fair value of the converted restricted share units was based on Synovus' closing stock price on December 31, 2018, and the estimated fair value of the converted stock options was determined using a Hull-White model in a binomial lattice option pricing framework. Additionally, under the terms of the Merger Agreement, certain outstanding FCB non-vested equity awards with a fair value of $7.5 million on the Acquisition Date, accelerated vesting and converted automatically into the right to receive merger consideration at the merger exchange ratio of 1.055, or an equivalent amount in cash, of which $3.9 million was allocated to merger-related compensation expense consisting of $3.5 million settled in equity and $400 thousand settled in cash with the remaining allocated to purchase price.
Share-based Compensation Expense
Total share-based compensation expense recognized for 2019, 2018, and 2017 is presented in the following table by its classification within total non-interest expense.

	Years Ended December 31,
(in thousands)	2019	2018	2017
Salaries and other personnel expense	$19,618	$15,712	$13,370
Merger-related expense	4,219	—	—
Other operating expenses	650	931	809
Total share-based compensation expense included in non-interest expense	$24,487	$16,643	$14,179

The total income tax benefit recognized in the consolidated statements of income related to share-based compensation expense was approximately $6.3 million, $4.3 million, and $5.2 million for 2019, 2018, and 2017, respectively. No share-based compensation costs have been capitalized for the years ended December 31, 2019, 2018, and 2017. As of December 31, 2019, total unrecognized compensation cost related to the unvested portion of share-based compensation arrangements involving shares of Synovus stock was $20.4 million consisting of unrecognized compensation cost related to restricted share units of $15.5 million, market restricted share units of $3.9 million, and performance share units of $1.0 million. This cost is expected to be recognized over a weighted average remaining period of 1.42 years.

Stock Options
There were no stock option grants in 2019, 2018, or 2017; however, Synovus assumed 3.2 million outstanding employee and director stock options in the Merger. The estimated fair value of the converted stock options was determined using a Hull-White model in a binomial lattice option pricing framework with the following weighted average assumptions:

2019
Stock price (Synovus' closing stock price on December 31, 2018)	$31.99
Weighted average fair value of converted stock options	11.50
Risk-free interest rate	2.51%
Expected stock price volatility	26.4%
Dividend yield	3.13%
Term to expiration	5.1 years

A summary of stock option activity and changes during the years ended December 31, 2019, 2018, and 2017 is presented below.

Stock Options
	2019		2018		2017
(in thousands, except per share data)	Quantity	Weighted-Average Exercise Price	Quantity	Weighted-Average Exercise Price	Quantity	Weighted-Average Exercise Price
Outstanding at beginning of year	640	$16.93	775	$17.85	973	$17.76
Assumed in acquisition	3,230	23.22	—	—	—	—
Options exercised	(820)	19.91	(126)	16.92	(198)	17.41
Options forfeited	(13)	34.23	—	—	—	—
Options expired/canceled	—	—	(9)	92.26	—	—
Options outstanding at end of year	3,037	$22.74	640	$16.93	775	$17.85
Options exercisable at end of year	2,399	$19.52	640	$16.93	775	$17.85

The aggregate intrinsic value for outstanding stock options at December 31, 2019 was $50.2 million with a weighted average remaining contractual life of 4.03 years. The aggregate intrinsic value for exercisable stock options at December 31, 2019 was $47.2 million with a weighted average remaining contractual life of 3.33 years.
The intrinsic value of stock options exercised during the years ended December 31, 2019, 2018, and 2017 was $13.6 million, $4.4 million, and $5.1 million, respectively.
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

	2019	2018	2017
Risk-free interest rate	2.40%	2.32%	1.48%
Expected stock price volatility	24.4	22.5	22.9
Dividend yield	2.9	1.3	1.2
Simulation period	3.0 years	3.0 years	3.0 years

The stock price expected volatility was based on Synovus' historical volatility for the 2019 grants and Synovus' historical and implied volatility for the 2018 and 2017 grants. The Monte Carlo model estimates fair value based on 100,000 simulations of future share price using a theoretical model of stock price behavior.

Synovus granted market restricted share units to senior management during the years ended December 31, 2019, 2018, and 2017. The market restricted share units have a three-year service-based vesting component as well as a total shareholder return multiplier. The number of market restricted share units that will ultimately vest ranges from 75% to 125% of a defined target based on Synovus' total shareholder return (TSR). Synovus also granted performance share units to senior management during the years ended December 31, 2019, 2018, and 2017. These units vest upon meeting certain service and performance conditions. Beginning in 2018, adjusted return on average assets (ROAA), and adjusted return on average tangible common equity (ROATCE), performance is evaluated each year over a three-year performance period, with share distribution determined at the end of the three years. The number of performance share units that will ultimately vest ranges from 0% to 150% of defined targets based on Synovus' three-year weighted average ROAA and ROATCE (as defined). Prior to 2018, performance was evaluated using only ROAA.
A summary of restricted share units, market restricted share units, and performance share units outstanding and changes during the years ended December 31, 2019, 2018, and 2017 is presented below.

	Restricted Share Units		Market Restricted Share Units		Performance Share Units
(in thousands, except per share data)	Quantity	Weighted-Average Grant Date Fair Value	Quantity	Weighted-Average Grant Date Fair Value	Quantity	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	706	$26.38	182	$27.25	238	$25.99
Granted	243	41.82	78	43.52	73	41.61
Dividend equivalents granted	6	41.82	3	43.52	3	41.61
Quantity change by TSR factor	—	—	22	27.25	—	—
Vested	(342)	26.25	(114)	26.78	(69)	23.47
Forfeited	(47)	26.28	—	—	—	—
Outstanding at December 31, 2017	566	33.25	171	35.24	245	31.54
Granted	249	47.34	58	48.46	86	47.23
Dividend equivalents granted	7	44.10	3	41.91	4	28.06
Quantity change by TSR factor	—	—	18	33.21	—	—
Vested	(280)	30.86	(105)	33.21	(84)	28.06
Adjustment for performance vs. target	—	—	—	—	(1)	28.06
Forfeited	(16)	38.60	(1)	38.32	(2)	33.52
Outstanding at December 31, 2018	526	41.18	144	41.91	248	38.29
Granted	550	36.27	163	37.20	140	37.34
Assumed in acquisition	136	31.99	—	—	—	—
Dividend equivalents granted	23	36.27	6	37.20	9	37.34
Quantity change by TSR factor	—	—	(19)	37.99	—	—
Vested	(304)	37.04	(59)	37.99	(93)	26.35
Adjustment for performance vs. target	—	—	—	—	6	37.34
Forfeited	(114)	37.04	(19)	37.99	(31)	40.34
Outstanding at December 31, 2019	817	$38.32	216	$39.99	279	$41.52

The total fair value of restricted share units vested during 2019, 2018, and 2017 was $11.2 million, $13.6 million, and $14.4 million, respectively. The total fair value of market restricted share units vested during 2019, 2018, and 2017 was $2.2 million, $5.1 million, and $4.8 million, respectively, and the total fair value of performance share units vested during 2019 and 2018 was $3.5 million and $4.3 million, respectively.

The following table provides aggregate information regarding grants under all Synovus equity compensation plans at December 31, 2019.

Plan Category(1)	(a) Number of Securities to be Issued Upon Vesting of Restricted Share Units, Market Restricted Share Units, and Performance Share Units(2)	(b) Number of Securities to be Issued Upon Exercise of Outstanding Options	(c) Weighted-Average Exercise Price of Outstanding Options in Column (b)	(d) Number of Shares Remaining Available for Issuance Excluding Shares Reflected in Columns (a) and (b)
Shareholder approved equity compensation plans for shares of Synovus stock	1,312	3,037	$22.74	3,309

(1)
Does not include information for equity compensation plans assumed by Synovus in mergers. A total of 2.6 million shares of common stock was issuable upon exercise of options and vesting of restricted share units granted under plans assumed in mergers and outstanding at December 31, 2019. The weighted average exercise price of all options granted under plans assumed in mergers and outstanding at December 31, 2019 was $24.02. Synovus cannot grant additional awards under these assumed plans.

(2)
Market restricted and performance share units included at defined target levels. Actual shares issued upon vesting may differ based on actual TSR and ROAA and ROATCE (as defined) over the measurement period.

Other Employment Benefit Plans
For the years ended December 31, 2019 and 2018, Synovus provided a 100% matching contribution on the first 5% of eligible employee 401(k) contributions for a total annual contribution of $18.8 million and $15.7 million, respectively. For the year ended December 31, 2017, Synovus provided a 100% matching contribution on the first 4% of eligible employee 401(k) contributions for a total annual contribution of $11.5 million. Effective December 29, 2017, Synovus' non-contributory profit sharing plan was merged into the 401(k) plan.
For the years ended December 31, 2019, 2018, and 2017, Synovus sponsored a stock purchase plan for directors and employees whereby Synovus made contributions equal to 15% of employee and director voluntary contributions, subject to certain maximum contribution limitations. The funds are used to purchase outstanding shares of Synovus common stock. Synovus recorded as expense $1.1 million, $942 thousand, and $860 thousand for contributions to these plans in 2019, 2018, and 2017, respectively.
Note 18 - Income Taxes
The components of income tax expense (benefit) included in the consolidated statements of income for the years ended December 31, 2019, 2018, and 2017 are presented below:

(in thousands)	2019	2018	2017
Current
Federal	$112,517	$75,582	$(32,341)
State	2,085	7,081	5,949
Total current income tax expense (benefit)	114,602	82,663	(26,392)
Deferred
Federal	46,182	24,894	229,917
State	40,451	11,321	1,139
Total deferred income tax expense	86,633	36,215	231,056
Total income tax expense	$201,235	$118,878	$204,664

Income tax expense does not reflect the tax effects of net unrealized gains (losses) on investment securities available for sale and post-retirement unfunded health benefits. These effects are presented in the consolidated statements of comprehensive income.
The 2018 financial results included $9.8 million in tax benefits associated with 2017 Federal Tax Reform. In 2017, Synovus made a reasonable estimate, based on the information available, of the impact from the reduction in the corporate tax rate on the remeasurement of applicable deferred tax assets and liabilities, which resulted in an additional provisional federal income tax expense of $47.2 million.

Income tax expense as shown in the consolidated statements of income differed from the amounts computed by applying the U.S. federal income tax rate of 21 percent to income before income taxes for the years ended December 31, 2019 and 2018 and 35 percent for the year ended December 31, 2017. A reconciliation of the differences is presented below:

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Income tax expense at statutory federal income tax rate	$160,653	$114,944	$168,048
Increase (decrease) resulting from:
State income tax expense, net of federal income tax benefit	33,764	17,270	11,961
Adjustment related to reduction in U.S. federal statutory income tax rate(1)(2)	—	(9,865)	46,573
Low income housing tax credits and other tax benefits	(8,454)	(6,421)	(2,759)
Low income housing tax credit amortization	6,871	5,316	268
Executive compensation	6,385	443	—
FDIC premiums	5,802	2,529	—
Bank-owned life insurance	(4,226)	(3,055)	(4,702)
Excess tax benefit from share-based compensation	(1,337)	(2,801)	(4,318)
General business tax credits(3)	(678)	(1,163)	(4,615)
Change in valuation allowance(4)	—	(3,431)	(6,227)
Other, net	2,455	5,112	435
Total income tax expense	$201,235	$118,878	$204,664
Effective tax rate	26.3%	21.7%	42.6%

(1) Does not include a 2017 provisional tax expense adjustment of $608 thousand which is included as a component of the change in the valuation allowance. The 2017 income tax effect of the provisional federal income tax expense of $47.2 million relating to Federal Tax Reform represents 9.8% of income before taxes.
(2) 2017 includes a $7.6 million expense from remeasurement of deferred tax assets relating to unrealized losses on available for sale securities which were initially recorded through AOCI.  ASU 2018-02, issued in February 2018, provided for the reclassification of the tax effects stranded in AOCI resulting from Federal Tax Reform to retained earnings. As a result, Synovus elected to apply the ASU 2018-02 guidance during the reporting period ending on March 31, 2018 and reclassified $7.6 million from AOCI to retained earnings.
(3) 2017 includes research and development tax credits for the tax years 2013-2017 totaling $4.6 million.
(4) 2017 includes provisional federal income tax expense of $608 thousand related to Federal Tax Reform.

Details for significant portions of the deferred tax assets and liabilities at December 31, 2019 and 2018 are presented below:

(in thousands)	2019	2018
Deferred tax assets
Lease liability	$99,053	$2,526
Allowance for loan losses	73,929	63,952
Net operating loss carryforwards	38,972	33,008
Employee benefits and deferred compensation	28,874	20,363
Tax credit carryforwards	21,076	20,088
Deferred revenue	8,237	10,189
Non-performing loan interest	5,232	2,442
Net unrealized losses on investment securities available for sale	—	24,419
Other	15,101	9,415
Total gross deferred tax assets	290,474	186,402
Less valuation allowance	(18,445)	—
Total deferred tax assets	272,029	186,402
Deferred tax liabilities
Right-of-use asset	(97,400)	—
Excess tax over financial statement depreciation	(41,097)	(31,260)
Net unrealized gains (losses) on investment securities available for sale and cash flow hedges	(31,678)	—
Purchase accounting intangibles	(15,184)	(2,968)
Fair value of investment securities and loans	(8,602)	—
Other properties held for sale	(3,884)	(5,469)
Other	(9,082)	(5,571)
Total gross deferred tax liabilities	(206,927)	(45,268)
Net deferred tax assets	$65,102	$141,134

The increase in the valuation allowance for the year ended December 31, 2019 was $18.4 million and relates to federal and state NOLs acquired with the acquisition of FCB. These acquired NOLs are subject to IRC Section 382 restrictions imposing limits on utilization of these tax benefits for federal and specific state purposes.
Management assesses the realizability of deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence. At December 31, 2019, the Company is not in a three-year cumulative loss position; accordingly, it does not have significant negative evidence to consider when evaluating the realization of its deferred tax assets. Positive evidence supporting the realization of the Company’s deferred tax assets at December 31, 2019 includes generation of taxable income in 2019, 2018, and 2017, continued improvement in credit quality, strong capital position, as well as sufficient amounts of projected future taxable income, of the appropriate character, to support the realization of the $65.1 million net deferred tax asset at December 31, 2019. Synovus expects to realize its net deferred tax asset of $65.1 million through the reversal of existing taxable temporary differences and projected future taxable income. Based on the assessment of all the positive and negative evidence at December 31, 2019, management has concluded that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
Synovus expects to realize substantially all of the $65.1 million in net deferred tax assets well in advance of the statutory carryforward period. At December 31, 2019, $23.4 million of existing net deferred tax assets are not related to NOLs or credits and therefore, have no expiration dates. $39.0 million of the deferred tax assets relate to federal and state NOLs which will expire in installments annually through the tax year 2036. State tax credits at December 31, 2019 total $21.1 million and have expiration dates through the tax year 2029.

State NOLs and tax credit carryforwards as of December 31, 2019 are summarized in the following table.

Tax Carryforwards	As of December 31, 2019
(in thousands)	Expiration Dates	Deferred Tax Asset Balance, Gross	Valuation Allowance	Net Deferred Tax Asset Balance	Pre-Tax Earnings Necessary to Realize(1)
Net operating losses - federal	2029-2032	$19,902	$(15,852)	$4,050	$19,286
Net operating losses - states	2023-2028	558	—	558	379,402
Net operating losses - states	2029-2033	24,998	(2,593)	22,405	889,150
Net operating losses - states	2034-2036	372	—	372	6,973
Other credits - states	2020-2024	21,408	—	21,408	N/A
Other credits - states	2025-2029	1,269	—	1,269	N/A

(1)	N/A indicates credits are not measured on a pre-tax earnings basis.
Synovus is subject to income taxation in the United States and various state jurisdictions. Synovus' federal income tax return is filed on a consolidated basis, while state income tax returns are filed on both a consolidated and separate entity basis. Currently, there are no years for which Synovus filed a federal income tax return that are under examination by the IRS. Additionally, Synovus is no longer subject to income tax examinations by the IRS for years before 2016, and excluding certain limited exceptions, Synovus is no longer subject to income tax examinations by state and local income tax authorities for years before 2015. However, amounts reported as NOLs and tax credit carryovers from closed tax periods remain subject to review by most tax authorities. Although Synovus is unable to determine the ultimate outcome of current and future examinations, Synovus believes that the liability recorded for uncertain tax positions is adequate.
A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (unrecognized state income tax benefits are not adjusted for the federal income tax impact).

	Years Ended December 31,
(in thousands)	2019	2018	2017
Balance at January 1,	$18,586	$15,117	$14,745
Additions based on income tax positions related to current year	550	1,165	152
Additions for income tax positions of prior years(1)	—	2,321	934
Additions from acquisition	3,464	—	—
Reductions for income tax positions of prior years	(1,589)	—	(706)
Statute of limitation expirations	(17)	(17)	(8)
Balance at December 31,	$20,994	$18,586	$15,117

(1)	Includes deferred tax benefits that could reduce future tax liabilities.
Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense. Accrued interest and penalties on unrecognized income tax benefits totaled $3.3 million, $227 thousand, and $105 thousand as of December 31, 2019, 2018 and 2017, respectively. Unrecognized income tax benefits as of December 31, 2019, 2018 and 2017 that, if recognized, would affect the effective income tax rate totaled $20.4 million, $15.2 million and $12.3 million (net of the federal benefit on state income tax issues). Accrued interest and penalties during 2019 and 2018 totaled $1.4 million and $193 thousand, respectively. Synovus expects that $857 thousand of uncertain income tax positions will be either settled or resolved during the next twelve months.

Note 19 - Segment Reporting
During 2019, Synovus announced changes in its organizational structure and executive leadership team and segmented its business into three major reportable business segments: Community Banking, Wholesale Banking, and Financial Management Services (FMS), with functional activities such as treasury, technology, operations, marketing, finance, enterprise risk, legal, human resources, corporate communications, executive management, among others, included in Treasury and Corporate Other. The monitoring and assessment of segment performance became effective in the fourth quarter of 2019. Prior to the fourth quarter of 2019, Synovus identified its overall banking operations as its only reportable segment.
The business segments are determined based on the products and services provided, or the type of customer served, and as of the fourth quarter of 2019, reflect the manner in which financial information is currently evaluated by the CODM. Business segment results are determined based upon Synovus' management reporting system, which assigns balance sheet and income statement items to each of the business segments. Certain assets, liabilities, revenues, and expenses not allocated or attributable to a particular business segment are included in Treasury and Corporate Other. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions.
The Community Banking business segment serves customers using a relationship-based approach through its branch, ATM, commercial, and private wealth network in addition to mobile, Internet, and telephone banking. This segment primarily provides individual, small business, and corporate customers with an array of comprehensive banking products and services including commercial, home equity, and other consumer loans, credit and debit cards, and deposit accounts.
The Wholesale Banking business segment serves primarily larger corporate customers by providing commercial lending and deposit services through specialty teams including middle market, CRE, senior housing, national accounts, premium finance, structured lending, healthcare, and asset-based lending.
The Financial Management Services (FMS) business segment serves its customers by providing mortgage and trust services and also specializing in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer, asset management, and financial planning services, as well as the provision of individual investment advice on equity and other securities.
Synovus uses a centralized FTP methodology to attribute appropriate net interest income to the business segments. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate risk in the Treasury and Corporate Other function where it can be centrally monitored and managed. Treasury and Corporate Other charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities).
The following table presents certain financial information for each reportable business segment for the fourth quarter of 2019, which was the first financial period in which the new segment reporting became effective. Additionally, to provide comparable information, Synovus has included proforma business segment financial information for the first three quarters of 2019 and the full year 2019 utilizing various allocation methodologies based on balance sheet and income statement items assigned to each business segment. Management concluded prior year information presented in this format would not include the results of operations from FCB and therefore, would not be comparable. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised.

(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
2019 Proforma
Net interest income	$825,219	$518,033	$112,431	$140,120	$1,595,803
Non-interest income	136,657	28,948	154,166	36,129	355,900
Non-interest expense	302,327	71,393	152,115	573,133	1,098,968
Pre-provision net revenue	$659,549	$475,588	$114,482	$(396,884)	$852,735

Fourth Quarter (unaudited)
Net interest income	$199,770	$129,792	$26,006	$43,701	$399,269
Non-interest income	34,686	7,161	42,293	13,815	97,955
Non-interest expense	77,187	16,252	40,976	131,707	266,122
Pre-provision net revenue	$157,269	$120,701	$27,323	$(74,191)	$231,102

Third Quarter Proforma (unaudited)
Net interest income	$203,197	$133,773	$26,582	$38,545	$402,097
Non-interest income	35,145	7,092	40,966	5,557	88,760
Non-interest expense	76,414	25,413	40,413	134,070	276,310
Pre-provision net revenue	$161,928	$115,452	$27,135	$(89,968)	$214,547

Second Quarter Proforma (unaudited)
Net interest income	$207,493	$128,857	$30,978	$29,934	$397,262
Non-interest income	34,050	7,937	38,628	9,192	89,807
Non-interest expense	73,910	14,709	37,508	137,999	264,126
Pre-provision net revenue	$167,633	$122,085	$32,098	$(98,873)	$222,943

First Quarter Proforma (unaudited)
Net interest income	$214,759	$125,611	$28,865	$27,940	$397,175
Non-interest income	32,776	6,758	32,279	7,565	79,378
Non-interest expense	74,816	15,019	33,218	169,357	292,410
Pre-provision net revenue	$172,719	$117,350	$27,926	$(133,852)	$184,143

	December 31, 2019
(dollars in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Total loans net of deferred fees and costs	$12,170,914	$17,643,509	$5,285,455	$2,062,572	$37,162,450
Total deposits	$25,610,777	$8,314,184	$284,716	$4,195,827	$38,405,504
Total full-time equivalent employees	2,301	213	839	1,911	5,264

Note 20 - Condensed Financial Information of Synovus Financial Corp. (Parent Company only)

Condensed Balance Sheets
	December 31,
(in thousands)	2019	2018
Assets
Cash due from bank subsidiary	$365,111	$213,096
Funds due from other depository institutions	9,277	9,927
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	374,388	223,023
Investment in consolidated bank subsidiary, at equity	5,303,005	3,418,471
Investment in consolidated nonbank subsidiaries, at equity	43,370	34,586
Note receivable from bank subsidiary	100,000	—
Other assets	54,142	62,915
Total assets	$5,874,905	$3,738,995
Liabilities and Shareholders' Equity
Liabilities:
Long-term debt	$853,897	$555,704
Other liabilities	79,318	49,689
Total liabilities	933,215	605,393
Shareholders’ equity:
Preferred stock	537,145	195,140
Common stock	166,801	143,300
Additional paid-in capital	3,819,336	3,060,561
Treasury stock	(715,560)	(1,014,746)
Accumulated other comprehensive income (loss), net	65,641	(94,420)
Retained earnings	1,068,327	843,767
Total shareholders’ equity	4,941,690	3,133,602
Total liabilities and shareholders’ equity	$5,874,905	$3,738,995

Condensed Statements of Income
	Years Ended December 31,
(in thousands)	2019	2018	2017
Income
Cash dividends received from subsidiaries(1)	$400,000	$250,000	$283,210
Cash distributions received from subsidiaries(1)	—	10,000	167,790
Interest income	5,920	1,703	1,443
Other income (loss)	11,590	(3,904)	345
Total income	417,510	257,799	452,788
Expenses
Interest expense	41,328	25,287	43,922
Other expenses	13,528	21,455	33,955
Total expenses	54,856	46,742	77,877
Income before income taxes and equity in undistributed income (loss) of subsidiaries	362,654	211,057	374,911
Allocated income tax benefit	(9,753)	(13,690)	(30,421)
Income before equity in undistributed income (loss) of subsidiaries	372,407	224,747	405,332
Equity in undistributed income (loss) of subsidiaries	191,373	203,729	(129,858)
Net income	563,780	428,476	275,474
Dividends and redemption charge on preferred stock	22,881	17,998	10,238
Net income available to common shareholders	$540,899	$410,478	$265,236

(1)	Substantially all cash dividends and distributions are from Synovus Bank.

Condensed Statements of Comprehensive Income
	December 31, 2019			December 31, 2018			December 31, 2017
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$765,015	$(201,235)	$563,780	$547,354	$(118,878)	$428,476	$480,138	$(204,664)	$275,474
Reclassification adjustment for realized (gains) losses included in net income on cash flow hedges	—	—	—	—	—	—	130	(50)	80
Reclassification adjustment for realized (gains) losses included in net income on investment securities available for sale	(22)	6	(16)	—	—	—	(5,506)	2,120	(3,386)
Other comprehensive gain (loss) of bank subsidiary	216,032	(55,955)	160,077	(43,447)	11,252	(32,195)	6,784	(2,573)	4,211
Other comprehensive income (loss)	$216,010	$(55,949)	$160,061	$(43,447)	$11,252	$(32,195)	$1,408	$(503)	$905
Comprehensive income			$723,841			$396,281			$276,379

Condensed Statements of Cash Flows
	Years Ended December 31,
(in thousands)	2019	2018	2017
Operating Activities
Net income	$563,780	$428,476	$275,474
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(191,373)	(203,729)	129,858
Deferred income tax expense	1,775	1,055	60,931
Net increase (decrease) in other liabilities	43,617	9,551	(1,095)
Net decrease (increase) in other assets	3,367	6,723	(8)
Other, net	1,037	1,115	(3,330)
Net cash provided by operating activities	422,203	243,191	461,830
Investing Activities
Proceeds from sales of investment securities available for sale	97,389	—	4,305
Advance of long-term note receivable due from bank subsidiary	(100,000)	—	—
Net decrease in short-term notes receivable from non-bank subsidiaries	—	—	35,200
Return of investment non-bank subsidiary	790	—	—
Net cash received in business combination, net of cash paid	4,813	—	—
Net cash provided by investing activities	2,992	—	39,505
Financing Activities
Dividends paid to common and preferred shareholders	(185,664)	(120,202)	(64,908)
Repurchases of common stock	(725,398)	(175,072)	(175,079)
Repayments and redemption of long-term debt	—	—	(600,386)
Proceeds from issuance of long-term debt	297,174	—	296,866
Proceeds from issuance of preferred stock	342,005	195,140	—
Redemption of preferred stock	—	(130,000)	—
Earnout payment	(1,947)	(1,220)	(892)
Net cash used in financing activities	(273,830)	(231,354)	(544,399)
Increase (decrease) in cash and cash equivalents including restricted cash	151,365	11,837	(43,064)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of year	223,023	211,186	254,250
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of year	$374,388	$223,023	$211,186

See accompanying notes to the audited consolidated financial statements.
For the years ended December 31, 2019, 2018, and 2017, the Parent Company paid income taxes of $101.6 million, $41.7 million, and $18.0 million, respectively. For the years ended December 31, 2019, 2018, and 2017, the Parent Company paid interest of $33.1 million, $24.2 million, and $51.0 million, respectively.

Note 21 - Subsequent Event

On February 12, 2020, Synovus Bank issued $400.0 million aggregate principal amount of 2.289% Fixed-to-Floating Rate Senior Bank Notes due 2023. From and including the original issue date to, but excluding, February 10, 2022, the Notes will bear interest at a fixed rate of 2.289% per annum, payable semi-annually in arrears on each February 10 and August 10, beginning on August 10, 2020. Unless redeemed, from and including February 10, 2022 to but excluding the Maturity Date, the interest rate on the Notes will be computed quarterly using an interest rate based on the SOFR with a daily index maturity plus a spread of 94.5 basis points per annum, payable quarterly in arrears. Synovus Bank may redeem the Notes, at its option, on February 10, 2022 (which is the date that is one year prior to the Maturity Date) upon not less than 10 nor more than 60 days’ prior notice given to holders of the Notes. The redemption price for any redemption is 100% of the principal amount of the Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption. The Notes are not redeemable at the option or election of holders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, Synovus' disclosure controls and procedures were effective.
Synovus regularly engages in productivity and efficiency initiatives to streamline operations, reduce expenses, and increase revenue. Additionally, investment in new and updated information technology systems has enhanced information gathering and processing capabilities, and allowed management to operate in a more centralized environment for critical processing and monitoring functions. Management of Synovus is responsible for identifying, documenting, and evaluating the adequacy of the design and operation of the controls implemented during each process change described above. There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, Synovus' internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting. Management of Synovus is responsible for establishing and maintaining effective internal control over financial reporting for Synovus Financial Corp. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Synovus conducted an evaluation of the effectiveness of our internal control over Synovus' financial reporting as of December 31, 2019 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2019.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, and this report is included in "Part II - Item 8. Financial Statements and Supplementary Data" of this Report.

/s/ Kessel D. Stelling	/s/ Andrew J. Gregory, Jr.
Kessel D. Stelling	Andrew J. Gregory, Jr.
Chairman of the Board and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter ended December 31, 2019 covered by this Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
NONE.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE
Information included under the following captions in our Proxy Statement is incorporated in this document by reference:

•	“PROPOSALS TO BE VOTED ON” - “PROPOSAL 1: ELECTION OF 11 DIRECTORS”;

•	“EXECUTIVE OFFICERS”;

•	“DELINQUENT SECTION 16(a) REPORTS”; and

•	“CORPORATE GOVERNANCE AND BOARD MATTERS” - “Consideration of Director Candidates - Shareholder Candidates” and “Committees of the Board” - “Audit Committee.”
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
Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of April 26, 2019. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information pertaining to equity compensation plans is contained in "Part II - Item 8. Financial Statements and Supplementary Data - Note 17 - Share-based Compensation and Other Employment Benefit Plans" of this Report and are incorporated herein by reference.
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

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
The following consolidated financial statements of Synovus and our subsidiaries and related reports of Synovus' independent registered public accounting firm are incorporated in this Item 15 by reference from "Part II - Item 8. Financial Statements and Supplementary Data" of this Report.
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Income for the Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (on consolidated financial statements)
Report of Independent Registered Public Accounting Firm (on the effectiveness of internal control over financial reporting)
Management's Report on Internal Control Over Financial Reporting is incorporated by reference from "Part II - Item 9A. Controls and Procedures" of this Report.
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

4.2
Specimen stock certificate for Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated June 20, 2018, as filed with the SEC on June 21, 2018.

4.3
Specimen stock certificate for Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series E, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated July1, 2019, as filed with the SEC on July 1, 2019.

4.4	Description of Synovus' securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.

4.5
Indenture, dated as of June 20, 2005, between Synovus Financial Corp. and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus' Registration Statement on Form S-4 (No. 333-126767), as filed with the SEC on July 21, 2005.

4.6
Senior Notes Indenture, dated as of February 13, 2012, between Synovus Financial Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated February 8, 2012, as filed with the SEC on February 13, 2012.

Exhibit Number	Description

4.7
Subordinated Indenture, dated as of December 7, 2015, between Synovus Financial Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated December 2, 2015, as filed with the SEC on December 7, 2015.

4.8
First Supplemental Indenture, dated as of December 7, 2015, between Synovus Financial Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 of Synovus' Current Report on Form 8-K dated December 2, 2015, as filed with the SEC on December 7, 2015.

4.9
Second Supplemental Indenture, dated as of February 7, 2019, between Synovus Financial Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated February 7, 2019, as filed with the SEC on February 7, 2019.

4.10	2.289% Fixed-to-Floating Rate Senior Bank Note, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated February 12, 2020, as filed with the SEC on February 12, 2020.

10.1	Synovus Financial Corp. 2011 Director Stock Purchase Plan, incorporated by reference to Exhibit 99.1 of Synovus' Current Report on Form 8-K dated April 27, 2011, as filed with the SEC on May 3, 2011.*

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

Exhibit Number	Description

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

10.12
Amendment No. 1 to the Synovus Financial Corp. 2007 Omnibus Plan dated February 9, 2017, incorporated by reference to Exhibit 10.14 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on February 27, 2017.*

10.13
Form of Revised Stock Option Agreement for stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.14
Form of Retention Stock Option Agreement for retention stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.15
Form of Restricted Stock Option Agreement for 2010 stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated January 29, 2010, as filed with the SEC on January 29, 2010.*

10.16
Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.18 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on February 27, 2017.*

10.17
Amendment No. 1 to the Synovus Financial Corp. 2013 Omnibus Plan dated February 9, 2017, incorporated by reference to Exhibit 10.19 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on February 27, 2017.*

10.18
Form of Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated December 11, 2013, as filed with the SEC on December 13, 2013.*

10.19
Form of Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 22, 2014, as filed with the SEC on January 24, 2014.*

10.20
Form of 2014 Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.3 of Synovus' Current Report on Form 8-K dated January 22, 2014, as filed with the SEC on January 24, 2014.*

10.21
Form of Restricted Stock Unit Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

10.22
Form of Stock Option Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.3 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

Exhibit Number	Description

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

10.26
Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2019, as filed with the SEC on May 3, 2019.*

10.27
First Amendment to the Bank of North Georgia Amended and Restated Salary Continuation Agreement dated September 10, 2007, effective as of January 1, 2005, by and between Bank of North Georgia, as successor in interest to Riverside Bank, and Kessel D. Stelling, Jr., incorporated by reference to Exhibit 10.37 of Synovus' Current Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.28
Riverside Bank Split Dollar Agreement dated December 23, 1999, by and between Riverside Bank and Kessel D. Stelling, Jr., incorporated by reference to Exhibit 10.38 of Synovus' Current Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.29
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2012, as filed with the SEC on May 10, 2012.*

10.30
Synovus Financial Corp. Amended and Restated Clawback Policy, incorporated by reference to Exhibit 10.30 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2018, as filed with the SEC on February 28, 2019.*

10.31
Form of Revised Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated February 11, 2016, as filed with the SEC on February 18, 2016.*

10.32
Form of Revised Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated February 11, 2016, as filed with the SEC on February 18, 2016.*

10.33
Amendment No. 1 to Third Amended and Restated Synovus Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the period ended June 30, 2017, as filed with the SEC on August 4, 2017.*

10.34
Form of Revised Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan., incorporated by reference to Exhibit 10.35 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2017, as filed with the SEC on February 28, 2018.*

10.35
Form of Revised Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.36 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2017, as filed with the SEC on February 28, 2018.*

Exhibit Number	Description

10.36
Form of Revised Restricted Stock Unit Agreement for restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.37 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2107, as filed with the SEC on February 28, 2018.*

10.37	Bond Street Holdings, LLC 2009 Stock Option Plan, incorporated by reference to Exhibit 10.1 of FCB's Registration Statement on Form S-1 (No. 333-196935), as filed with the SEC on June 20, 2014.*

10.38	Bond Street Holdings, LLC 2013 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of FCB's Registration Statement on Form S-1 (No. 333-196935), as filed with the SEC on June 20, 2014.*

10.39	FCB 2016 Stock Incentive Plan, incorporated by reference to Exhibit A of the FCB Proxy Statement for the 2016 Annual Meeting of Stockholders on Schedule 14A, as filed with the SEC on April 5, 2016.*

10.40	First Amendment to the FCB 2016 Stock Incentive Plan, incorporated by reference to Item 8.01 of FCB's Current Report on Form 8-K dated May 5, 2016, as filed with the SEC on May 5, 2016.*

10.41	Form of Incentive Stock Option Grant Agreement, incorporated by reference to Exhibit 10.3 of FCB's Registration Statement on Form S-1 (No. 333-196935), as filed with the SEC on June 20, 2014.*

10.42	Form of FCB RSU Agreement, incorporated by reference to Exhibit 10.4 of FCB's Registration Statement on Form S-1/A (No. 333-196935), as filed with the SEC on July 22, 2014.*

10.43	Form of Confidentiality and Nonsolicitation Agreement for executive officers of Synovus.*

10.44	Amendment No. 2 to Third Amended and Restated Synovus Deferred Compensation Plan.*

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 99.1 of Synovus' Current Report of Form 8-K dated October 24, 2014, as filed with the SEC on October 24, 2014.

21.1	Subsidiaries of Synovus Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2019 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

*	Indicates management contracts and compensatory plans and arrangements.

(b) Exhibits
See the response to Item 15(a)(3) above.
(c) Financial Statement Schedules
See the response to Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date:	March 2, 2020	By:	/s/ Kessel D. Stelling
Kessel D. Stelling
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kessel D. Stelling. and Andrew J. Gregory, Jr. and each of them, his or her true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kessel D. Stelling	Chairman of the Board, Chief Executive Officer and Director	March 2, 2020
Kessel D. Stelling	(Principal Executive Officer)

/s/ Andrew J. Gregory, Jr.	Executive Vice President and Chief Financial Officer	March 2, 2020
Andrew J. Gregory, Jr.	(Principal Financial Officer)

/s/ Jill K. Hurley	Chief Accounting Officer	March 2, 2020
Jill K. Hurley	(Principal Accounting Officer)

/s/ Tim E. Bentsen	Director	March 2, 2020
Tim E. Bentsen

/s/ F. Dixon Brooke, Jr.	Director	March 2, 2020
F. Dixon Brooke, Jr.

/s/ Stephen T. Butler	Director	March 2, 2020
Stephen T. Butler

/s/ Elizabeth W. Camp	Director	March 2, 2020
Elizabeth W. Camp

/s/ Diana M. Murphy	Director	March 2, 2020
Diana M. Murphy

Signature	Title	Date

/s/ Harris Pastides	Director	March 2, 2020
Harris Pastides

/s/ Joseph J. Prochaska, Jr.	Director	March 2, 2020
Joseph J. Prochaska, Jr.

/s/ John L. Stallworth	Director	March 2, 2020
John L. Stallworth

/s/ Barry L. Storey	Director	March 2, 2020
Barry L. Storey

/s/ Teresa White	Director	March 2, 2020
Teresa White