Form 10-Q
period 2020-03-31
SYNOVUS FINANCIAL CORP
filed 2020-05-11
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
Commission file number 1-10312

______________________________
SYNOVUS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)
______________________________

Georgia	58-1134883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Bay Avenue
Suite 500,	Columbus,	Georgia	31901
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (706) 641-6500

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 7, 2020, 147,285,880 shares of the registrant's common stock, $1.00 par value, were outstanding.

SYNOVUS FINANCIAL CORP.
INDEX OF DEFINED TERMS

Throughout this discussion, references to "Synovus", "we", "our", "us", "the Company" and similar terms refer to the consolidated entity consisting of Synovus Financial Corp. and its subsidiaries unless the context indicates that we refer only to the Parent Company, Synovus Financial Corp. When we refer to the "Bank" or "Synovus Bank" we mean our only bank subsidiary, Synovus Bank.
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
bp(s) – Basis point(s)
C&I – Commercial and industrial
CARES Act – The Coronavirus Aid, Relief, and Economic Security (CARES) Act, as enacted on March 27, 2020.
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
LIHTC – Low Income Housing Tax Credit
LTV – Loan-to-collateral value ratio
Merger Agreement – Agreement and Plan of Merger by and among Synovus, FCB and Azalea Merger Sub Corp. dated as of July 23, 2018
Merger – The January 1, 2019 merger of Azalea Merger Sub with and into FCB and immediately thereafter, the merger of FCB with and into Synovus, with Synovus continuing as the surviving entity pursuant to the terms and conditions of the Merger Agreement
MPS – Merchant processing servicer(s)
MRSU – Market Restricted Share Unit
NAICS – North American Industry Classification System
nm – not meaningful
NPA – Non-performing assets
NPL – Non-performing loans
NSF – Non-sufficient funds
OCI – Other comprehensive income
ORE – Other real estate
OTTI – Other-than-temporary impairment
Parent Company – Synovus Financial Corp.
PCD – Purchased Credit Deteriorated
PCI – Purchased Credit Impaired
PPP – Paycheck Protection Program established as part of the CARES Act and launched on April 3, 2020 by the Small Business Administration and Treasury
ii

PSU – Performance Share Unit
RSU – Restricted Share Unit
ROU – Right-of-use
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
Synovus – Synovus Financial Corp.
Synovus Bank – A Georgia state-chartered bank and wholly-owned subsidiary of Synovus, through which Synovus conducts its banking operations
Synovus' 2019 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2019
Synovus Securities – Synovus Securities, Inc., a wholly-owned subsidiary of Synovus
Synovus Trust – Synovus Trust Company, N.A., a wholly-owned subsidiary of Synovus Bank
TDR – Troubled debt restructuring (as defined in ASC 310-40)
the Treasury – United States Department of the Treasury
TJCA – U.S. Tax Cuts and Jobs Act of 2017
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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$652,451	$535,846
Interest-bearing funds with Federal Reserve Bank	1,020,775	553,390
Interest earning deposits with banks	20,717	20,635
Federal funds sold and securities purchased under resale agreements	129,891	77,047
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	1,823,834	1,186,918
Investment securities available for sale, at fair value	6,937,240	6,778,670
Mortgage loans held for sale, at fair value	119,841	115,173
Loans, net of deferred fees and costs	38,258,024	37,162,450
Allowance for loan losses	(493,452)	(281,402)
Loans, net	37,764,572	36,881,048
Cash surrender value of bank-owned life insurance	1,031,544	775,665
Premises and equipment	482,462	493,940
Goodwill	497,267	497,267
Other intangible assets	53,032	55,671
Other assets	1,909,793	1,418,930
Total assets	$50,619,585	$48,203,282
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$9,659,451	$9,439,485
Interest-bearing deposits	30,167,134	28,966,019
Total deposits	39,826,585	38,405,504
Federal funds purchased and securities sold under repurchase agreements	312,776	165,690
Other short-term borrowings	1,175,000	1,753,560
Long-term debt	3,152,339	2,153,897
Other liabilities	1,087,680	782,941
Total liabilities	45,554,380	43,261,592
Shareholders' Equity
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,143 shares; issued 167,359,689 and 166,800,623; outstanding 147,266,662 and 147,157,596	167,360	166,801
Additional paid-in capital	3,821,357	3,819,336
Treasury stock, at cost; 20,093,027 and 19,643,027 shares	(731,806)	(715,560)
Accumulated other comprehensive income, net	256,911	65,641
Retained earnings	1,014,238	1,068,327
Total shareholders’ equity	5,065,205	4,941,690
Total liabilities and shareholders' equity	$50,619,585	$48,203,282

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Interest income:
Loans, including fees	$427,337	$447,769
Investment securities available for sale	51,653	49,938
Mortgage loans held for sale	792	391
Federal Reserve Bank balances	1,508	3,671
Other earning assets	2,607	3,070
Total interest income	483,897	504,839
Interest expense:
Deposits	86,002	87,684
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	5,932	3,463
Long-term debt	18,703	16,517
Total interest expense	110,637	107,664
Net interest income	373,260	397,175
Provision for credit losses(1)	158,722	23,569
Net interest income after provision for credit losses	214,538	373,606
Non-interest revenue:
Service charges on deposit accounts	20,689	20,859
Fiduciary and asset management fees	15,174	13,578
Card fees	10,950	10,877
Brokerage revenue	12,398	9,379
Mortgage banking income	12,227	5,054
Capital markets income	11,243	5,245
Income from bank-owned life insurance	6,038	5,290
Investment securities gains, net	8,734	75
Other non-interest revenue	6,404	9,021
Total non-interest revenue	103,857	79,378
Non-interest expense:
Salaries and other personnel expense	149,678	139,427
Net occupancy and equipment expense	42,194	38,394
Third-party processing and other services	21,480	17,758
Professional fees	10,675	6,348
FDIC insurance and other regulatory fees	5,278	6,761
Advertising expense	4,752	5,123
Merger-related expense	—	49,738
Other operating expenses	42,222	28,861
Total non-interest expense	276,279	292,410
Income before income taxes	42,116	160,574
Income tax expense	3,595	40,388
Net income	38,521	120,186
Less: Preferred stock dividends	8,291	3,150
Net income available to common shareholders	$30,230	$117,036
Net income per common share, basic	$0.21	$0.73
Net income per common share, diluted	0.20	0.72
Weighted average common shares outstanding, basic	147,311	160,927
Weighted average common shares outstanding, diluted	148,401	162,760

(1) Beginning January 1, 2020, provision calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2020			2019
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$42,116	$(3,595)	$38,521	$160,574	$(40,388)	$120,186
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	158,341	(41,011)	117,330	102,785	(26,621)	76,164
Reclassification adjustment for realized (gains) losses included in net income	(8,734)	2,262	(6,472)	(75)	19	(56)
Net change	149,607	(38,749)	110,858	102,710	(26,602)	76,108
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	108,639	(28,138)	80,501	—	—	—
Reclassification adjustment for realized (gains) losses included in net income	(120)	31	(89)	—	—	—
Net change	108,519	(28,107)	80,412	—	—	—
Post-retirement unfunded health benefit:
Reclassification adjustment for realized (gains) losses included in net income	—	—	—	(35)	5	(30)
Total other comprehensive income (loss)	$258,126	$(66,856)	$191,270	$102,675	$(26,597)	$76,078
Comprehensive income			$229,791			$196,264

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2019	$537,145	$166,801	$3,819,336	$(715,560)	$65,641	$1,068,327	$4,941,690
Cumulative-effect of change in accounting principle for financial instruments - credit losses (ASU 2016-13), net of tax(1)	—	—	—	—	—	(35,721)	(35,721)
Net income	—	—	—	—	—	38,521	38,521
Other comprehensive income, net of income taxes	—	—	—	—	191,270	—	191,270
Cash dividends declared on common stock - $0.33 per share	—	—	—	—	—	(48,598)	(48,598)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(8,291)	(8,291)
Repurchases of common stock including costs to repurchase	—	—	—	(16,246)	—	—	(16,246)
Restricted share unit vesting and taxes paid related to net share settlement	—	345	(7,602)	—	—	—	(7,257)
Stock options exercised	—	214	6,053	—	—	—	6,267
Share-based compensation expense	—	—	3,570	—	—	—	3,570
Balance at March 31, 2020	$537,145	$167,360	$3,821,357	$(731,806)	$256,911	$1,014,238	$5,065,205

Balance, December 31, 2018	$195,140	$143,300	$3,060,561	$(1,014,746)	$(94,420)	$843,767	$3,133,602
Cumulative-effect of change in accounting principle for leases (ASU 2016-02), net of tax	—	—	—	—	—	4,270	4,270
Net income	—	—	—	—	—	120,186	120,186
Other comprehensive income, net of income taxes	—	—	—	—	76,078	—	76,078
FCB Acquisition:
Issuance of common stock, net of issuance costs	—	22,043	682,713	—	—	—	704,756
Common stock reissued	—	—	—	1,014,746	—	(137,176)	877,570
Fair value of exchanged equity awards and warrants attributed to purchase price	—	—	43,362	—	—	—	43,362
Cash dividends declared on common stock - $0.30 per share	—	—	—	—	—	(47,235)	(47,235)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(3,150)	(3,150)
Repurchases of common stock including costs to repurchase	—	—	—	(320,167)	—	—	(320,167)
Restricted share unit vesting and taxes paid related to net share settlement	—	235	(8,647)	—	—	—	(8,412)
Stock options exercised	—	351	6,029	269	—	—	6,649
Share-based compensation expense	—	—	10,244	—	—	—	10,244
Balance at March 31, 2019	$195,140	$165,929	$3,794,262	$(319,898)	$(18,342)	$780,662	$4,597,753

(1) For additional information, see "Part I - Item 1. Financial Statements and Supplementary Data - Note 1 - Basis of Presentation" in this Report.
(2) For the three months ended March 31, 2020, dividends per share were $0.39 and $0.37 for Series D and Series E Preferred Stock, respectively. For the three months ended March 31, 2019, dividends per share were $0.39 for Series D Preferred Stock.
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Operating Activities
Net income	$38,521	$120,186
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	158,722	23,569
Depreciation, amortization, and accretion, net	23,649	7,000
Deferred income tax (benefit) expense	(10,978)	6,915
Originations of mortgage loans held for sale	(254,395)	(120,207)
Proceeds from sales of mortgage loans held for sale	259,224	104,552
Gain on sales of mortgage loans held for sale, net	(9,497)	(3,534)
(Increase) decrease in other assets	(442,711)	21,634
Increase (decrease) in other liabilities	260,486	(27,776)
Investment securities gains, net	(8,734)	(75)
Loss on early extinguishment of debt	1,904	—
Share-based compensation expense	3,570	10,244
Net cash provided by operating activities	19,761	142,508
Investing Activities
Net cash received in business combination, net of cash paid	—	201,100
Proceeds from maturities and principal collections of investment securities available for sale	341,431	197,726
Proceeds from sales of investment securities available for sale	413,180	1,642,239
Purchases of investment securities available for sale	(755,558)	(2,254,346)
Proceeds from sales of loans	11,808	13,654
Proceeds from sales of other real estate and other assets	8,547	6,273
Net increase in loans	(1,065,125)	(423,514)
Net (purchases) redemptions of Federal Home Loan Bank stock	(978)	1,285
Net (purchases) redemptions of Federal Reserve Bank stock	(454)	(24,239)
Net (purchases) proceeds from settlement of bank-owned life insurance policies	(249,942)	656
Net increase in premises and equipment	(6,941)	(9,209)
Net cash used in investing activities	(1,304,032)	(648,375)
Financing Activities
Net increase in deposits	1,420,659	434,677
Net increase in federal funds purchased and securities sold under repurchase agreements	147,086	47,552
Net change in other short-term borrowings	(578,560)	203,000
Repayments and redemption of long-term debt	(251,904)	—
Proceeds from issuance of long-term debt, net	1,248,441	297,045
Dividends paid to common shareholders	(44,149)	(28,966)
Dividends paid to preferred shareholders	(3,150)	(3,150)
Stock options and warrants exercised	6,267	6,649
Repurchase of common stock	(16,246)	(320,167)
Taxes paid related to net share settlement of equity awards	(7,257)	(8,412)
Net cash provided by financing activities	1,921,187	628,228
Increase in cash and cash equivalents including restricted cash	636,916	122,361
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	1,186,918	1,143,564
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$1,823,834	$1,265,925

Supplemental Disclosures:
Income taxes paid	$920	$1,050
Interest paid	109,340	95,630
Non-cash Activities
Common stock issued, treasury stock reissued, equity awards/warrants exchanged to acquire FCB	—	1,625,688
Securities sold during the period but settled after period-end	169,748	—
Securities purchased during the period but settled after period-end	113,818	—
Premises and equipment transferred to other assets held for sale	4,681	785
Loans foreclosed and transferred to other real estate	1,951	1,419
Loans transferred to other loans held for sale at fair value	11,893	12,237
Dividends declared on common stock during the period but paid after period-end	48,598	47,235
Dividends declared on preferred stock during the period but paid after period-end	5,141	—
See accompanying notes to unaudited interim consolidated financial statements.

Notes to Unaudited Interim Consolidated Financial Statements
Note 1 - Basis of Presentation and Accounting Policies
General
The accompanying unaudited interim consolidated financial statements of Synovus Financial Corp. include the accounts of the Parent Company and its consolidated subsidiaries. Synovus Financial Corp. is a financial services company based in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and retail banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, premium finance, asset-based lending, structured lending, and international banking. Synovus Bank is positioned in markets in the Southeast, with 299 branches and 386 ATMs in Alabama, Florida, Georgia, South Carolina, and Tennessee.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with GAAP. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this Report have been included. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Synovus' 2019 Form 10-K.
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
Material estimates that are particularly susceptible to change relate to the determination of the ACL; estimates of fair value, including goodwill impairment assessment; income taxes; and contingent liabilities including legal matters, among others.
Non-TDR Modifications due to COVID-19
Coronavirus Aid, Relief, and Economic Security Act (CARES Act)
The U.S. has been operating under a presidentially declared state of emergency since March 13, 2020 ("National Emergency"). On March 27, 2020, the CARES Act was signed into law. Among other emergency measures aimed to lessen the impact of COVID-19, the CARES Act creates a forbearance program for federally backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the National Emergency, and provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.
Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In this statement, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and that the agencies will not criticize institutions for working with borrowers in a safe and sound manner. Moreover, the revised statement provides that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Section 4013 of The CARES Act allows banks to elect to not consider loan modifications related to COVID-19 that are made between March 1, 2020 and the earlier of December 31, 2020, or 60 days after the COVID-19 national emergency ends to borrowers that are current (i.e., less than 30 days past due as of December 31, 2019) as TDRs. The regulatory agencies further stated that performing loans granted payment deferrals due to COVID-19 are not considered past due or non-accrual. FASB confirmed the foregoing regulatory agencies' view, that such short-term modifications (e.g., six months) made on a good-faith basis in response to COVID-19 for borrowers who are current are not TDRs. As such, beginning in late March 2020, Synovus provided relief programs consisting primarily of 90-day payment deferral relief to borrowers negatively impacted by COVID-19.

Recently Adopted Accounting Standards
ASU 2016-13, Financial Instruments-Credit Losses (ASC 326). On January 1, 2020, Synovus adopted ASU 2016-13 (and all subsequent ASUs on this topic), which replaces the existing incurred loss impairment guidance with an expected credit loss methodology (referred to as CECL). CECL requires management’s estimate of credit losses over the full remaining expected life of loans and other financial instruments and for Synovus, applies to loans, unfunded loan commitments, and available for sale debt securities. Upon adoption, Synovus applied the modified retrospective approach and recorded an after-tax cumulative-effect adjustment to beginning retained earnings for non-PCD assets (formerly non-PCI assets) and unfunded commitments of $35.7 million. Additionally, an initial estimate of expected credit losses on PCD assets (formerly PCI or ASC 310-30) was recognized with an offset to the cost basis of the related loans of $62.2 million. As permitted by transition guidance, Synovus did not reassess whether PCI assets met the criteria of PCD assets as of the adoption date. The remaining non-credit discount (based on the adjusted amortized cost basis) will be accreted into interest income. Results for reporting periods after adoption are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.
The following table illustrates the impact of ASC 326 adoption:

	As of January 1, 2020
in thousands	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported under ASC 326
Assets
Allowance for loan losses:
Commercial and industrial	$145,782	$(2,310)	$143,472
Commercial real estate	67,430	(651)	66,779
Consumer	68,190	85,955	154,145
Total allowance for loan losses	$281,402	$82,994	$364,396
Liabilities
Reserve for unfunded commitments	$1,375	$27,440	$28,815
Allowance for credit losses	$282,777	$110,434	$393,211

The following table illustrates the distribution of the ASC 326 adoption impact to loans and equity:

	As of January 1, 2020
in thousands	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported under ASC 326
Loans, net	$36,881,048	$(20,767)	$36,860,281
Retained earnings	1,068,327	(35,721)	1,032,606

On March 27, 2020, the federal banking regulators issued an interim final rule, updating CECL transition options, which allows electing banking organizations to delay an estimate of the effect of CECL on regulatory capital for up to two years, followed by a three-year phase-in transition period. March 31, 2020 regulatory capital ratios reflect Synovus' election of the five-year transition provision.
In conjunction with the adoption of ASC 326, the following are additional disclosures about our significant accounting policies related to CECL.
Investment Securities Available for Sale
Investment securities available for sale are carried at fair value with unrealized gains and losses, net of the related tax effect, excluded from earnings and reported as a separate component of shareholders' equity within accumulated other comprehensive income (loss) until realized.
For investment securities available for sale in an unrealized loss position, if Synovus has an intention to sell the security or it is more likely than not that the security will be required to be sold prior to recovery, the security is written down to its fair value. The write down is charged against the ACL with any additional impairment recorded in earnings. If the aforementioned criteria is not met, Synovus performs a quarterly assessment of its available for sale debt securities to determine if the decline in fair value of a security below its amortized cost is related to credit losses or other factors. Management considers the extent to which fair value is less than amortized cost, the issuer of the security, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. In assessing whether credit related impairment exists, the present value of cash flows expected to be collected from the security is compared to the security's amortized cost. If the present value of cash flows expected to be collected is less than the security's amortized cost basis, the difference is attributable to credit losses. For such differences, Synovus records an allowance for credit losses ("ACL") with an offset to provision for credit losses expense. Synovus limits the ACL recorded to the amount the security's fair value is less than the amortized cost basis. Impairment losses related to other factors are recognized in other comprehensive income (loss).
Accrued interest on available for sale debt securities is excluded from the ACL determination and is recognized within other assets on the consolidated balance sheets. Available-for-sale debt securities are placed on non-accrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status. Accordingly, we do not recognize an allowance for credit loss against accrued interest receivable.
Loans Held for Investment and Interest Income
Loans the Company has the intent and ability to hold for the foreseeable future are reported at principal amounts outstanding less amounts charged off, net of deferred fees and costs, and purchase premiums/discounts. Interest income, net deferred fees, and purchase premium/discount amortization/accretion on loans, are recognized on a level yield basis.
Allowance for Credit Losses for Loans Held for Investment
The allowance for credit losses on loans held for investment are included in the ALL and represent management's estimate of credit losses expected over the life of the loans included in Synovus' existing loans held for investment portfolio. Changes to the allowance are recorded through a provision for credit losses and reduced by loans charged-off, net of recoveries. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain.
Accrued but uncollected interest is recorded in other assets on the consolidated balance sheets. The Company elected not to measure an ACL for accrued interest receivables as allowable per ASC 326-20-30-5A as Synovus' non-accrual policies result in the timely write-off of accrued but uncollected interest.
Credit loss measurement
Synovus' loan loss estimation process includes procedures to appropriately consider the unique characteristics of its loan portfolio segments (commercial and industrial ("C&I"), commercial real estate ("CRE") and consumer). These segments are further disaggregated into loan classes, the level at which credit quality is assessed and monitored (as described in the subsequent sections).
The ALL is measured on a collective (pool) basis when similar risk characteristics exist. Loans are grouped based upon the nature of the loan type and are further segregated based upon the individual loan risk ratings. Credit loss assumptions are primarily estimated using a discounted cash flow ("DCF") model applied to the aforementioned loan groupings. This model calculates an expected life-of-loan loss percentage for each loan category by considering the forecasted PD, which is the probability that a borrower will default, adjusted for relevant forecasted macroeconomic factors, and LGD, which is the estimate of the amount of net loss in the event of default.
Expected credit losses are estimated over the contractual term of the loan, adjusted for expected prepayments and curtailments when appropriate. Management's determination of the contract term excludes expected extensions, renewals, and modifications unless either of the following applies: there is a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extension or renewal option is included in the contract at the reporting date and is not unconditionally cancellable by Synovus.
To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made (which is 1 year for Synovus), the Company reverts, on a straight-line basis back to the historical rates.
Life-of-loan loss percentages may also be adjusted, as necessary, for certain quantitative and qualitative factors that in management's judgment are necessary to reflect losses expected in the portfolio. These adjustments address inherent limitations in the quantitative model including uncertainty and limitations, among others.
The above reflects the ALL estimation process for most commercial and consumer sub-pools. In some cases, Synovus may apply other acceptable loss rate models (as permitted by policy) to smaller subpools.
Loans that do not share risk characteristics are individually evaluated on a loan by loan basis with specific reserves, if any, recorded as appropriate. Specific reserves are determined based on two methods: discounted cash flow based upon the loan's contractual effective interest rate or at the fair value of the collateral, less costs to sell if the loan is collateral-dependent.
Under the discounted cash flow method, resulting expected credit losses are recorded as a specific reserve with a charge-off for any portion of the expected credit loss that is determined not to be recoverable. The reserve is reassessed each quarter and adjusted as appropriate based on changes in estimated cash flows. Additionally, where guarantors are determined to be a source of repayment, an assessment of the guarantee is required. This guarantee assessment would include, but not be limited to, factors such as type and feature of the guarantee, consideration for the guarantor's financial strength and capacity to service the loan in combination with the guarantor's other financial obligations as well as the guarantor's willingness to assist in servicing the loan.
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
Troubled debt restructurings
The ALL on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate, and not the rate specified with the restructuring, is used to discount the expected cash flows.
Purchased Loans with Credit Deterioration
Purchased loans are evaluated upon acquisition in order to determine if the loan or pool of loans has experienced more-than-insignificant deterioration in credit quality since origination or issuance. In the performance of this evaluation, Synovus considers migration of the credit quality of the loans at origination in comparison to the credit quality at acquisition.
Purchased loans classified as PCD are recognized in accordance with ASC 326-20-30, whereby the amortized cost basis of the PCD asset is ‘grossed-up’ by the initial estimate of credit losses with an offset to the ALL. This acquisition date allowance has no income statement effect. Post-acquisition, any changes in estimates of expected credit losses are recorded through the provision for credit losses. Non-credit discounts or premiums are accreted or amortized, respectively into interest income using the interest method.

Loans formerly accounted for as purchased credit-impaired in accordance with ASC 310-30 were automatically transitioned to PCD classification. The Company did not maintain ASC 310-30 pools. PCD loans were integrated into existing pool structures based upon the nature of the loan type and are further segregated based upon the individual loan risk ratings as noted above.
The accounting treatment for purchased loans classified as non-PCD is the same as loans held for investment as detailed in the above section.
Allowance for Credit Losses on Off-balance-sheet Credit Exposures
Synovus maintains a separate ACL for off-balance-sheet credit exposures, including unfunded loan commitments, unless the associated obligation is unconditionally cancellable by the Company. This allowance is included in other liabilities on the consolidated balance sheets with offsetting expense recognized as a component of the provision for credit losses on the consolidated statements of income. The reserve for off-balance-sheet credit exposures considers the likelihood that funding will occur and estimates the expected credit losses on resulting commitments expected to be funded over its estimated life.
Recently Issued Accounting Standards Not Yet Adopted
ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASC 848). Facilitation of the Effects of Reference Rate Reform on Financial Reporting, provides temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the LIBOR or other interbank offered rate on financial reporting. To help with the transition to new reference rates, the ASU provides optional expedients and exceptions for applying GAAP to affected contract modifications and hedge accounting relationships. The main provisions include:
•A change in a contract’s reference interest rate would be accounted for as a continuation of that contract rather than as the creation of a new one for contracts, including loans, debt, leases, and other arrangements, that meet specific criteria.
•When updating its hedging strategies in response to reference rate reform, an entity would be allowed to preserve its hedge accounting.
The guidance is applicable only to contracts or hedge accounting relationships that reference LIBOR or another reference rate expected to be discontinued. Because the guidance is meant to help entities through the transition period, it will be in effect for a limited time and will not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. The amendments in this ASU are effective

March 12, 2020 through December 31, 2022. We are evaluating the impact of adopting the new guidance on the consolidated financial statements on an ongoing basis with no material expected impact at this time.

Note 2 - Acquisitions
Acquisition of FCB Financial Holdings, Inc.
Effective January 1, 2019 (the "Acquisition Date"), Synovus completed its acquisition of all of the outstanding stock of FCB, a bank holding company based in Weston, Florida, for total consideration of $1.63 billion. Effective January 1, 2019, FCB's wholly-owned banking subsidiary, Florida Community Bank, National Association, merged into Synovus Bank. The acquisition of FCB expanded Synovus' presence in Florida and the Southeast adding $9.29 billion in loans and $10.93 billion in deposits, on the Acquisition Date. The acquisition of FCB constituted a business combination and was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, with the valuation finalized as of December 31, 2019. The results of FCB's operations are included in Synovus' consolidated financial statements since the Acquisition Date.
In connection with the FCB acquisition, Synovus incurred merger-related expense presented in the table below totaling $49.7 million for the three months ended March 31, 2019, primarily related to employment compensation agreements, severance, professional services, and contract termination charges:

(in thousands)	Three Months Ended March 31, 2019
Employment compensation agreements, severance, and other employee benefit costs	$32,988
Professional fees	15,200
All other expense(1)	1,550
Total merger-related expense	$49,738

(1) Primarily relates to fees associated with lease exit accruals, asset impairments related to the integration, and contract termination charges.
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 2 - Acquisitions" to the consolidated financial statements of Synovus' 2019 Form 10-K for additional information on Synovus' acquisition of FCB.
Acquisition of Global One
On October 1, 2016, Synovus completed its acquisition of all of the outstanding stock of Global One. Under the terms of the merger agreement, the purchase price included additional annual payments ("Earnout Payments") to Global One's former shareholders over a three to five-year period, with amounts based on a percentage of "Global One Earnings," as defined in the merger agreement. The Earnout Payments consist of shares of Synovus common stock as well as a smaller cash consideration component. The total fair value of the earnout liability at March 31, 2020 was $11.0 million.

Note 3 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at March 31, 2020 and December 31, 2019 are summarized below.

	March 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$19,918	$—	$—	$19,918
U.S. Government agency securities	72,424	2,469	(37)	74,856
Mortgage-backed securities issued by U.S. Government agencies	53,557	1,866	(1)	55,422
Mortgage-backed securities issued by U.S. Government sponsored enterprises	5,312,698	237,127	—	5,549,825
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	601,585	27,297	(2)	628,880
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	311,235	24,502	—	335,737
State and municipal securities	1,007	2	(4)	1,005
Asset-backed securities	154,954	150	(9,129)	145,975
Corporate debt securities and other debt securities	129,376	921	(4,675)	125,622
Total investment securities available for sale	$6,656,754	$294,334	$(13,848)	$6,937,240

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$19,855	$—	$—	$19,855
U.S. Government agency securities	35,499	1,042	—	36,541
Mortgage-backed securities issued by U.S. Government agencies	56,328	560	(72)	56,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	5,079,396	103,495	(2,076)	5,180,815
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	629,706	7,349	(204)	636,851
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	357,291	14,301	—	371,592
State and municipal securities	2,069	6	—	2,075
Asset-backed securities	323,237	4,315	(152)	327,400
Corporate debt securities and other debt securities	144,410	2,317	(2)	146,725
Total investment securities available for sale	$6,647,791	$133,385	$(2,506)	$6,778,670

At March 31, 2020 and December 31, 2019, investment securities with a carrying value of $2.16 billion and $1.71 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2020 and December 31, 2019 are presented below.

	March 31, 2020
	Less than 12 Months		12 Months of Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agency securities	$38,502	$(37)	$—	$—	$38,502	$(37)
Mortgage-backed securities issued by U.S. Government agencies	6	(1)	—	—	6	(1)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	320	(1)	32	(1)	352	(2)
State and municipal securities	503	(4)	—	—	503	(4)
Asset-backed securities	140,993	(9,129)	—	—	140,993	(9,129)
Corporate debt securities and other debt securities	105,446	(4,675)	—	—	105,446	(4,675)
Total	$285,770	$(13,847)	$32	$(1)	$285,802	$(13,848)

	December 31, 2019
	Less than 12 Months		12 Months of Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	$19,543	$(70)	$355	$(2)	$19,898	$(72)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	768,040	(2,076)	—	—	768,040	(2,076)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	57,670	(204)	—	—	57,670	(204)
Asset-backed securities	37,156	(116)	4,954	(36)	42,110	(152)
Corporate debt securities and other debt securities	9,505	(2)	—	—	9,505	(2)
Total	$891,914	$(2,468)	$5,309	$(38)	$897,223	$(2,506)

As of March 31, 2020, Synovus had 17 investment securities in a loss position for less than twelve months and 3 investment securities in a loss position for twelve months or longer. At December 31, 2019, Synovus had 26 investment securities in a loss position for less than twelve months and 5 investment securities in a loss position for twelve months or longer. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses. As such, no write-downs to the amortized cost basis of the portfolio were recorded in the current period.
Synovus has evaluated investment securities that are in an unrealized loss position as of March 31, 2020 and determined the following by investment category:
Asset-backed securities - Synovus considers the amount of credit support available to absorb losses for these holdings. For securities in which adequate credit support is not available, Synovus compares the present value of expected cash flows to the amortized cost of the individual securities. Assumptions used in cash flow determination include expected future default rates, severity of loss, and prepayments. The analysis performed at March 31, 2020 indicated the decline in fair value of asset-backed securities was unrelated to credit losses and was instead attributable to wider market spreads. As such, no ACL was recorded during the period and unrealized losses were recognized in other comprehensive income, net of tax.
Corporate debt securities - Synovus considers the credit quality of each issuer and whether payments of principal and interest are current. None of the investment securities described above are past due as of March 31, 2020. At March 31, 2020, these securities are rated investment grade and the decline in fair value was largely driven by wider market spreads. As such, no ACL was recorded during the period and unrealized losses were recognized in other comprehensive income, net of tax.
The amortized cost and fair value by contractual maturity of investment securities available for sale at March 31, 2020 are shown below. The expected life of mortgage-backed securities or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at March 31, 2020
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$19,918	$—	$—	$—	$19,918
U.S. Government agency securities	568	3,367	43,501	24,988	72,424
Mortgage-backed securities issued by U.S. Government agencies	—	1,542	803	51,212	53,557
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	517	86,523	5,225,658	5,312,698
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	296	601,289	601,585
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	109,774	116,210	85,251	311,235
State and municipal securities	—	—	—	1,007	1,007
Asset-backed securities	—	—	154,954	—	154,954
Corporate debt securities and other debt securities	24,127	94,619	8,630	2,000	129,376
Total amortized cost	$44,613	$209,819	$410,917	$5,991,405	$6,656,754

Fair Value
U.S. Treasury securities	$19,918	$—	$—	$—	$19,918
U.S. Government agency securities	578	3,426	45,897	24,955	74,856
Mortgage-backed securities issued by U.S. Government agencies	—	1,588	831	53,003	55,422
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	536	92,059	5,457,230	5,549,825
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	309	628,571	628,880
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	116,257	129,175	90,305	335,737
State and municipal securities	—	—	—	1,005	1,005
Asset-backed securities	—	—	145,975	—	145,975
Corporate debt securities and other debt securities	24,068	92,574	7,418	1,562	125,622
Total fair value	$44,564	$214,381	$421,664	$6,256,631	$6,937,240

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the three months ended March 31, 2020 and 2019 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	Three Months Ended March 31,
(in thousands)	2020	2019
Proceeds from sales of investment securities available for sale	$413,180	$1,642,239
Gross realized gains on sales	8,734	9,130
Gross realized losses on sales	—	(9,055)
Investment securities gains, net	$8,734	$75

Note 4 - Loans and Allowance for Loan Losses
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of March 31, 2020 and December 31, 2019.

Current, Accruing Past Due, and Non-accrual Loans
	March 31, 2020
(in thousands)	Current	Accruing 30-89 Days Past Due (1)	Accruing 90 Days or Greater Past Due (1)	Total Accruing Past Due (1)	Non-accrual with an ALL (1)	Non-accrual without an ALL (1)	Total
Commercial, financial and agricultural	$10,896,890	$21,149	$829	$21,978	$78,263	$21,024	$11,018,155
Owner-occupied	6,614,799	10,279	852	11,131	7,718	9,639	6,643,287
Total commercial and industrial	17,511,689	31,428	1,681	33,109	85,981	30,663	17,661,442
Investment properties	9,252,438	3,056	85	3,141	2,212	—	9,257,791
1-4 family properties	744,451	4,636	56	4,692	2,325	—	751,468
Land and development	658,624	976	142	1,118	1,935	265	661,942
Total commercial real estate	10,655,513	8,668	283	8,951	6,472	265	10,671,201
Consumer mortgages	5,583,714	10,836	—	10,836	13,017	554	5,608,121
Home equity lines	1,759,571	5,873	943	6,816	12,475	—	1,778,862
Credit cards	256,445	2,465	2,671	5,136	—	—	261,581
Other consumer loans	2,277,102	17,567	820	18,387	6,860	—	2,302,349
Total consumer	9,876,832	36,741	4,434	41,175	32,352	554	9,950,913
Total loans	$38,044,034	$76,837	$6,398	$83,235	$124,805	$31,482	$38,283,556	(2)

	December 31, 2019
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	ASC 310-30 Loans(3)	Total
Commercial, financial and agricultural	$9,137,585	$38,916	$1,206	$40,122	$56,017	$1,019,135	$10,252,859
Owner-occupied	5,691,095	5,164	576	5,740	9,780	823,196	6,529,811
Total commercial and industrial	14,828,680	44,080	1,782	45,862	65,797	1,842,331	16,782,670
Investment properties	7,303,146	1,344	—	1,344	1,581	1,736,608	9,042,679
1-4 family properties	733,984	2,073	304	2,377	2,253	41,401	780,015
Land and development	577,711	808	—	808	1,110	78,161	657,790
Total commercial real estate	8,614,841	4,225	304	4,529	4,944	1,856,170	10,480,484
Consumer mortgages	3,681,553	4,223	730	4,953	11,369	1,848,493	5,546,368
Home equity lines	1,691,759	7,038	171	7,209	12,034	2,155	1,713,157
Credit cards	263,065	3,076	2,700	5,776	—	—	268,841
Other consumer loans	2,363,101	18,688	616	19,304	5,704	8,185	2,396,294
Total consumer	7,999,478	33,025	4,217	37,242	29,107	1,858,833	9,924,660
Total loans	$31,442,999	$81,330	$6,303	$87,633	$99,848	$5,557,334	$37,187,814	(4)

(1) For purposes of this table, non-performing and past due loans exclude COVID-19 loan modifications.
(2) Total before net deferred fees and costs of $25.5 million.
(3) Represents loans (at fair value) acquired from FCB accounted for under ASC 310-30, net of discount of $90.3 million and payments since Acquisition Date and also include $1.8 million in non-accrual loans, $9.6 million in accruing 90 days or greater past due loans, and $26.5 million in 30-89 days past due loans.
(4) Total before net deferred fees and costs of $25.4 million.
Interest income on non-accrual loans outstanding at March 31, 2020 and 2019 that would have been recorded if the loans had been current and performing in accordance with their original terms was $2.1 million for each of the three months ended

March 31, 2020 and 2019. Of the interest income recognized during the three months ended March 31, 2020 and 2019, cash-basis interest income was $961 thousand and $648 thousand, respectively.
Loans with carrying values of $15.24 billion and $12.11 billion, respectively, were pledged as collateral for borrowings and capacity at March 31, 2020 and December 31, 2019, respectively, to the FHLB and Federal Reserve Bank.
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
The risk characteristics and collateral information of each portfolio segment are as follows:
Commercial and Industrial Loans
The C&I loan portfolio is comprised of general middle market and commercial banking clients across a diverse set of industries. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. These loans are secured by collateral such as business equipment, inventory, and real estate. Whether for real estate or non-real estate purpose, credit decisions on loans in the C&I portfolio are based on cash flow from the operations of the business as the primary source of repayment of the debt, with underlying real estate or other collateral being the secondary source of repayment.
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
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network including first and second residential mortgages, HELOCs, and credit card loans, as well as home improvement loans and student loans from third-party lending partnerships. The majority of Synovus' consumer loans are consumer mortgages and

HELOCs secured by first and second liens on residential real estate primarily located in the markets served by Synovus. The primary source of repayment for all consumer loans is generally the personal income of the borrower(s), which can be impacted by economic conditions in their market areas.

The following table summarizes each loan portfolio class by risk grade and origination as of March 31, 2020.

Loan Portfolio by Risk Grade and Origination
	March 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2020	2019	2018	2017	2016	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$550,653	$1,657,933	$1,115,403	$769,493	$642,584	$954,718	$4,922,661	$78,912	$10,692,357
Special Mention	1,884	6,304	18,293	30,775	2,090	13,352	57,251	2,223	132,172
Substandard(1)	2,935	13,677	46,404	6,442	10,500	40,659	63,437	721	184,775
Doubtful(2)	—	—	—	198	915	91	6,919	728	8,851
Total commercial, financial and agricultural	555,472	1,677,914	1,180,100	806,908	656,089	1,008,820	5,050,268	82,584	11,018,155
Owner-occupied
Pass	386,363	1,213,917	1,271,307	1,116,905	714,764	1,503,199	284,048	—	6,490,503
Special Mention	—	5,742	5,000	12,431	5,058	15,252	—	—	43,483
Substandard(1)	338	7,352	38,459	29,820	3,912	29,397	23	—	109,301
Total owner-occupied	386,701	1,227,011	1,314,766	1,159,156	723,734	1,547,848	284,071	—	6,643,287
Total commercial and industrial	942,173	2,904,925	2,494,866	1,966,064	1,379,823	2,556,668	5,334,339	82,584	17,661,442
Investment properties
Pass	387,787	1,961,810	2,339,056	1,690,528	855,438	1,765,377	184,095	—	9,184,091
Special Mention	836	92	2,117	4,754	5	10,146	—	—	17,950
Substandard(1)	160	1,668	1,718	2,124	1,278	48,802	—	—	55,750
Total investment properties	388,783	1,963,570	2,342,891	1,697,406	856,721	1,824,325	184,095	—	9,257,791
1-4 family properties
Pass	47,219	203,421	103,044	118,126	54,752	138,793	70,505	—	735,860
Special Mention	5	2,006	—	—	815	410	2,273	—	5,509
Substandard(1)	69	2,920	3,726	988	387	1,923	86	—	10,099
Total 1-4 family properties	47,293	208,347	106,770	119,114	55,954	141,126	72,864	—	751,468
Land and development
Pass	21,204	205,099	104,987	87,990	26,427	96,809	90,201	—	632,717
Special Mention	—	1,544	2,394	639	—	8,608	5,738	—	18,923
Substandard(1)	115	1,327	2,905	635	964	4,356	—	—	10,302
Total land and development	21,319	207,970	110,286	89,264	27,391	109,773	95,939	—	661,942
Total commercial real estate	457,395	2,379,887	2,559,947	1,905,784	940,066	2,075,224	352,898	—	10,671,201

Loan Portfolio by Risk Grade and Origination (continued)
	March 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2020	2019	2018	2017	2016	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Consumer mortgages
Pass	$279,510	$1,149,232	$701,190	$942,965	$898,374	$1,622,114	$880	$—	$5,594,265
Substandard(1)	—	784	281	1,488	1,811	9,418	—	—	13,782
Loss(3)	—	—	—	—	—	74	—	—	74
Total consumer mortgages	279,510	1,150,016	701,471	944,453	900,185	1,631,606	880	—	5,608,121
Home equity lines
Pass	—	—	—	—	—	—	1,666,627	93,499	1,760,126
Substandard(1)	—	—	—	—	—	—	11,824	5,949	17,773
Doubtful(2)	—	—	—	—	—	—	17	20	37
Loss(3)	—	—	—	—	—	—	736	190	926
Total home equity lines	—	—	—	—	—	—	1,679,204	99,658	1,778,862
Credit cards
Pass	—	—	—	—	—	—	258,904	—	258,904
Substandard(1)	—	—	—	—	—	—	736	—	736
Loss(4)	—	—	—	—	—	—	1,941	—	1,941
Total credit cards	—	—	—	—	—	—	261,581	—	261,581
Other consumer loans
Pass	121,380	788,397	438,760	413,899	185,671	100,619	245,304	—	2,294,030
Substandard(1)	—	1,117	588	3,849	1,439	1,111	215	—	8,319
Total other consumer loans	121,380	789,514	439,348	417,748	187,110	101,730	245,519	—	2,302,349
Total consumer	400,890	1,939,530	1,140,819	1,362,201	1,087,295	1,733,336	2,187,184	99,658	9,950,913
Total loans(5)	$1,800,458	$7,224,342	$6,195,632	$5,234,049	$3,407,184	$6,365,228	$7,874,421	$182,242	$38,283,556

(1) Includes $266.4 million of Substandard accruing loans at March 31, 2020.
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
(5) Total before net deferred fees and costs of $25.5 million.

Loan Portfolio by Risk Grade
	December 31, 2019
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss(3)		Total
Commercial, financial and agricultural	$9,940,359	$128,506	$182,831	$1,163	$—		$10,252,859
Owner-occupied	6,386,055	58,330	85,426	—	—		6,529,811
Total commercial and industrial	16,326,414	186,836	268,257	1,163	—		16,782,670
Investment properties	8,968,712	16,490	57,477	—	—		9,042,679
1-4 family properties	766,529	3,249	10,237	—	—		780,015
Land and development	629,351	18,643	9,796	—	—		657,790
Total commercial real estate	10,364,592	38,382	77,510	—	—		10,480,484
Consumer mortgages	5,527,746	—	18,376	97	149		5,546,368
Home equity lines	1,697,086	—	14,806	21	1,244		1,713,157
Credit cards	266,146	—	818	—	1,877	(4)	268,841
Other consumer loans	2,390,199	—	6,095	—	—		2,396,294
Total consumer	9,881,177	—	40,095	118	3,270		9,924,660
Total loans(5)	$36,572,183	$225,218	$385,862	$1,281	$3,270		$37,187,814

(1) Includes $288.8 million of substandard accruing loans at December 31, 2019.
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
Collateral-Dependent Loans
We classify a loan as collateral-dependent when our borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate.
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three months ended March 31, 2020.

The following tables detail the changes in the ALL by loan segment for the three months ended March 31, 2020 and 2019.

Allowance for Loan Losses Roll Forward
	As Of and For the Three Months Ended March 31, 2020
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance, prior to adoption of ASU 2016-13	$145,782	$67,430	$68,190	$281,402
Impact from adoption of ASU 2016-13	(2,310)	(651)	85,955	82,994
Charge-offs	(14,885)	(1,017)	(7,972)	(23,874)
Recoveries	1,741	399	1,673	3,813
Provision for loan losses	86,622	40,956	21,539	149,117
Ending balance	$216,950	$107,117	$169,385	$493,452

	As Of and For the Three Months Ended March 31, 2019
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$133,123	$68,796	$48,636	$250,555
Charge-offs	(13,039)	(1,233)	(6,427)	(20,699)
Recoveries	1,990	344	1,277	3,611
Provision for loan losses	13,565	1,102	8,902	23,569
Ending balance	$135,639	$69,009	$52,388	$257,036

Provision for credit losses and allowance for the quarter, which includes both the ALL and the reserve for unfunded commitments, were impacted by the adoption of CECL on January 1, 2020. The impact on provision for credit losses for the three months ending March 31, 2020 and the allowance at March 31, 2020, compared to prior year, was amplified by the heightened economic distress resulting from the COVID-19 pandemic.
Our 2019 disclosures included in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Synovus' 2019 Form 10-K referenced a two-year reasonable and supportable forecast period used in CECL estimates, but it was deemed more appropriate to reduce that to a one-year horizon during this period of heightened economic uncertainty. A one-year reversion to historical losses follows the reasonable and supportable forecast period.
Our modeling process incorporates quantitative and qualitative considerations that are used to inform CECL estimates. The internally developed economic forecast used to determine the allowance for credit losses as of March 31, 2020 was approved late in the first quarter pursuant to Synovus' economic forecasting governance processes. Between that approval date and March 31, 2020, further deterioration in the economic outlook occurred which resulted in the need for a qualitative overlay to our allowance for credit losses. The qualitative overlay of $37.3 million adds 10 bps to the allowance for credit losses and better aligns the total allowance with the economic indicators and forecasts at March 31, 2020.
The deterioration of the economic environment since January 1, 2020 due to the effects of COVID-19 resulted in an ACL to loans ratio of 1.39% at March 31, 2020.
Economic projections are an important consideration in CECL estimates. Significant economic uncertainty remains as a result of the continuing healthcare crisis and the ultimate impact of government stimulation efforts. If our economic outlook on June 30, 2020 evidences further deterioration, then we would expect to see a further increase in the allowance for credit losses.
Information about Synovus' TDRs is presented in the following tables. The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the three months ended March 31, 2020 and 2019 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Three Months Ended March 31, 2020
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	36	$3,724	$2,011	$5,735
Owner-occupied	5	1,367	96	1,463
Total commercial and industrial	41	5,091	2,107	7,198
Investment properties	2	23,070	—	23,070
1-4 family properties	6	724	442	1,166
Land and development	1	449	—	449
Total commercial real estate	9	24,243	442	24,685
Consumer mortgages	6	515	1,083	1,598
Home equity lines	19	275	964	1,239
Other consumer loans	29	78	1,897	1,975
Total consumer	54	868	3,944	4,812
Total TDRs	104	$30,202	$6,493	$36,695	(2)

	Three Months Ended March 31, 2019
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	13	$1,783	$899	$2,682
Owner-occupied	2	949	—	949
Total commercial and industrial	15	2,732	899	3,631
Investment properties	1	482	—	482
1-4 family properties	6	793	—	793
Total commercial real estate	7	1,275	—	1,275
Consumer mortgages	4	128	1,214	1,342
Home equity lines	1	—	105	105
Other consumer loans	18	108	1,046	1,154
Total consumer	23	236	2,365	2,601
Total TDRs	45	$4,243	$3,264	$7,507	(3)

(1) Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the three months ending March 31, 2020 and 2019.
(2) No net charge-offs were recorded during the three months ended March 31, 2020.
(3) No net charge-offs were recorded during the three months ended March 31, 2019.
For the three months ended March 31, 2020 there were 3 defaults with a recorded investment of $618 thousand on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments) compared to no defaults for the three months ended March 31, 2019. As of March 31, 2020 and December 31, 2019, there were no commitments to lend a material amount of additional funds to any customer whose loan was classified as a TDR.
Note 5 - Goodwill and Other Intangible Assets
Goodwill allocated to each reporting unit at March 31, 2020 and December 31, 2019 is presented as follows (the FMS reportable segment includes two reporting units of Consumer Mortgages and Wealth Management):

(in thousands)	Community Banking Reporting Unit	Wholesale Banking Reporting Unit	Consumer Mortgages Reporting Unit	Wealth Management Reporting Unit	Total
Balance as of December 31, 2019	$256,323	$171,636	$44,877	$24,431	$497,267
Goodwill acquired and adjustments during the year	—	—	—	—	—
Balance as of March 31, 2020	$256,323	$171,636	$44,877	$24,431	$497,267

Goodwill is evaluated for impairment on an annual basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e. a triggering event). Synovus conducted a goodwill impairment assessment as of December 31, 2019, following Synovus' reorganization, applying ASC 350-20-35-3A Goodwill Subsequent Measurement - Qualitative Assessment Approach and concluded that goodwill was not impaired. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 -Segment Reporting" to the consolidated financial statements of Synovus' 2019 Form 10-K for information on Synovus' reorganization during 2019.
During the first quarter of 2020, Synovus assessed the indicators of goodwill impairment for each reporting unit and noted certain events related to COVID-19 that indicated it was more likely than not that goodwill was impaired, necessitating an interim test. Triggering events included Synovus' stock price trading below book value for several weeks prior to quarter-end, a series of emergency rate cuts by the Federal Reserve in March, as well as general economic uncertainty surrounding the pandemic. As such, Synovus performed a quantitative assessment of goodwill impairment as of March 31, 2020, which included determining the estimated fair value of each reporting unit and comparing that fair value to the reporting unit's carrying amount. The results of this test indicated that the estimated fair value of each reporting unit exceeded its carrying amount as of March 31, 2020; therefore, goodwill is not impaired as of the testing date. A significant decline in Synovus’ expected future cash flows or estimated growth rates, or a prolonged decline in the price of Synovus’ common stock, due to further deterioration in the economic environment, may necessitate additional interim tests and/or the recording of an impairment charge on goodwill during 2020.
The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2020 and December 31, 2019, which primarily consist of core deposit intangible assets acquired in the FCB acquisition. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. Aggregate other intangible assets amortization expense for the three months ended March 31, 2020 and 2019 was $2.6 million and $3.4 million, respectively.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2020
CDI	$57,400	$(12,784)	$44,616
Other	12,500	(4,084)	8,416
Total other intangible assets	$69,900	$(16,868)	$53,032
December 31, 2019
CDI	$57,400	$(10,436)	$46,964
Other	12,500	(3,793)	8,707
Total other intangible assets	$69,900	$(14,229)	$55,671

Note 6 - Shareholders' Equity and Other Comprehensive Income (Loss)
Repurchases of Common Stock
During the three months ended March 31, 2020, Synovus repurchased $16.2 million, or 450 thousand shares of its common stock, at an average price of $36.08 per share, under the share repurchase program announced on January 24, 2020.
Dividends
The following table presents dividends declared related to common stock. For information related to preferred stock dividends, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Shareholders' Equity and Other Comprehensive Income" to the consolidated financial statements of Synovus' 2019 Form 10-K.

	Three Months Ended March 31,
	2020	2019
Cash dividends declared per share	$0.33	$0.30

Equity-Based Compensation Plans
The following tables summarize the status of Synovus' stock options, restricted share units, market restricted share units, and performance share units as of March 31, 2020 and activity for the three months ended March 31, 2020.

	Stock Options
(in thousands, except per share amounts)	Quantity	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2020	3,037	$22.74
Exercised	(220)	29.05
Expired/canceled	(6)	20.99
Outstanding at March 31, 2020	2,811	$22.25

	RSUs, MRSUs, and PSUs
(in thousands, except per share amounts)	Quantity	Weighted-Average Grant Date Fair Value Per Share
Non-vested at January 1, 2020	1,312	$39.28
Granted	689	36.63
Quantity change based on TSR and performance factors	23	36.63
Dividend equivalents granted	12	36.63
Vested	(556)	39.25
Forfeited	(5)	36.63
Non-vested at March 31, 2020	1,475	$38.01

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2020 and 2019.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on investment securities available for sale(1)	Net unrealized gains (losses) on cash flow hedges(1)	Post-retirement unfunded health benefit	Total
Balance, December 31, 2019	$83,666	$(18,487)	$462	$65,641
Other comprehensive income (loss) before reclassifications	117,330	80,501	—	197,831
Amounts reclassified from AOCI	(6,472)	(89)	—	(6,561)
Net current period other comprehensive income (loss)	110,858	80,412	—	191,270
Balance at March 31, 2020	$194,524	$61,925	$462	$256,911

Balance, December 31, 2018	$(83,179)	$(12,137)	$896	$(94,420)
Other comprehensive income (loss) before reclassifications	76,164	—	—	76,164
Amounts reclassified from AOCI	(56)	—	(30)	(86)
Net current period other comprehensive income (loss)	76,108	—	(30)	76,078
Balance at March 31, 2019	$(7,071)	$(12,137)	$866	$(18,342)

(1) For all periods presented, the ending balance in net unrealized gains (losses) on cash flow hedges and investment securities available for sale includes unrealized losses of $12.1 million and $13.3 million, respectively, related to residual tax effects remaining in OCI due to previously established deferred tax asset valuation allowances in 2010 and 2011. In accordance with ASC 740-20-45-11(b), under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

Note 7 - Fair Value Accounting
Fair value accounting guidance defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an "exit price") in the principal or most advantageous market available to the entity in an orderly transaction between market participants, on the measurement date. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Synovus' 2019 Form 10-K for a description of how fair value measurements are determined.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present all financial instruments measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

	March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	$—	$637	$—	$637
Other mortgage-backed securities	—	1,582	—	1,582
State and municipal securities	—	680	—	680
Asset-backed securities	—	1,913	—	1,913
Other investments	—	45	—	45
Total trading securities	$—	$4,857	$—	$4,857
Investment securities available for sale:
U.S. Treasury securities	$19,918	$—	$—	$19,918
U.S. Government agency securities	—	74,856	—	74,856
Mortgage-backed securities issued by U.S. Government agencies	—	55,422	—	55,422
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	5,549,825	—	5,549,825
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	628,880	—	628,880
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	335,737	—	335,737
State and municipal securities	—	1,005	—	1,005
Asset-backed securities	—	145,975	—	145,975
Corporate debt securities and other debt securities	—	124,060	1,562	125,622
Total investment securities available for sale	$19,918	$6,915,760	$1,562	$6,937,240
Mortgage loans held for sale	—	119,841	—	119,841
Private equity investments	11,877	—	3,255	15,132
Mutual funds and mutual funds held in rabbi trusts	31,241	—	—	31,241
GGL/SBA loans servicing asset	—	—	3,149	3,149
Derivative assets	—	466,401	—	466,401
Liabilities
Earnout liability	$—	$—	$11,016	$11,016
Derivative liabilities	—	184,021	2,050	186,071

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	$—	$2,486	$—	$2,486
Other mortgage-backed securities	—	1,284	—	1,284
State and municipal securities	—	65	—	65
Asset-backed securities	—	3,227	—	3,227
Other investments	—	150	—	150
Total trading securities	$—	$7,212	$—	$7,212
Investment securities available for sale:
U.S. Treasury securities	$19,855	$—	$—	$19,855
U.S. Government agency securities	—	36,541	—	36,541
Mortgage-backed securities issued by U.S. Government agencies	—	56,816	—	56,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	5,180,815	—	5,180,815
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	636,851	—	636,851
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	371,592	—	371,592
State and municipal securities	—	2,075	—	2,075
Asset-backed securities	—	327,400	—	327,400
Corporate debt securities and other debt securities	—	144,620	2,105	146,725
Total investment securities available for sale	$19,855	$6,756,710	$2,105	$6,778,670
Mortgage loans held for sale	—	115,173	—	115,173
Private equity investments	15,502	—	3,887	19,389
Mutual funds and mutual funds held in rabbi trusts	32,348	—	—	32,348
GGL/SBA loans servicing asset	—	—	3,040	3,040
Derivative assets	—	140,016	—	140,016
Liabilities
Trading liability for short positions	$1,560	$—	$—	$1,560
Earnout liability	—	—	11,016	11,016
Derivative liabilities	—	34,732	2,339	37,071

Fair Value Option
Synovus has elected the fair value option for mortgage loans held for sale primarily to ease the operational burden required to maintain hedge accounting for these loans. Synovus is still able to achieve effective economic hedges on mortgage loans held for sale without the time and expense needed to manage a hedge accounting program.
The following table summarizes the difference between the fair value and the UPB of mortgage loans held for sale and the changes in fair value of these loans. An immaterial portion of these changes in fair value was attributable to changes in instrument-specific credit risk.

Mortgage Loans Held for Sale
(in thousands)	As of March 31, 2020	As of December 31, 2019
Fair value	$119,841	$115,173
Unpaid principal balance	116,268	112,218
Fair value less aggregate unpaid principal balance	$3,573	$2,955

Changes in Fair Value Included in Net Income
	Three Months Ended March 31,
(in thousands)	2020	2019
Mortgage loans held for sale	$619	$356

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
During the three months ended March 31, 2020, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. During the three months ended March 31, 2019, Synovus had transfers out of Level 3 into Level 1 in the fair value hierarchy as certain funds within private equity investments became public with traded securities.

	Three Months Ended March 31, 2020
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, December 31, 2019	$2,105	$3,887	$3,040	$(11,016)	$(2,339)
Total gains (losses) realized/unrealized:
Included in earnings	—	(632)	(264)	—	—
Unrealized gains (losses) included in OCI	(543)	—	—	—	—
Additions	—	—	373	—	—
Settlements	—	—	—	—	289
Ending balance, March 31, 2020	$1,562	$3,255	$3,149	$(11,016)	$(2,050)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at March 31, 2020	$—	$(632)	$—	$—	$—

	Three Months Ended March 31, 2019
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, December 31, 2018	$1,785	$11,028	$3,729	$(14,353)	$(1,673)
Total gains (losses) realized/unrealized:
Included in earnings	—	28	(488)	—	—
Unrealized gains (losses) included in OCI	196	—	—	—	—
Additions	—	—	206	—	—
Settlements	—	—	—	—	307
Transfers out of Level 3	—	(1,575)	—	—	—
Ending balance, March 31, 2019	$1,981	$9,481	$3,447	$(14,353)	$(1,366)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at March 31, 2019	$—	$28	$—	$—	$—

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

			March 31, 2020
(dollars in thousands)	Valuation Technique	Significant Unobservable Input	Level 3 Fair Value	Range / Weighted Average
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale - Corporate debt and other debt securities - trust preferred security	Discounted cash flow analysis	Discount rate Forecasted average Prime reset rate	$1,562	7.01% 3.56%

Private equity investments	Individual analysis of each investee company	Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies	$3,255	N/A

GGL/SBA loans servicing asset	Discounted cash flow analysis	Discount rate Prepayment speeds	$3,149	12.16% 16.10%

Earnout liability	Option pricing methods and Monte Carlo simulation	Financial projections of Global One	$11,016	N/A

Visa derivative liability	Discounted cash flow analysis	Estimated timing of resolution of covered litigation and future cumulative deposits to the litigation escrow for settlement of the Covered Litigation	$2,050	0-2 years (4Q 2021)

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

	March 31, 2020				December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other real estate	$—	$—	$460	$460	$—	$—	$8,023	$8,023
MPS receivable	—	—	18,490	18,490	—	—	21,437	21,437
Other assets held for sale	—	—	1,206	1,206	—	—	1,238	1,238

ORE properties are included in other assets on the consolidated balance sheets. The carrying value of ORE at March 31, 2020 and December 31, 2019 was $15.2 million and $14.4 million, respectively.
The following table presents fair value adjustments recognized in earnings for the three months ended March 31, 2020 and 2019 for assets measured at fair value on a non-recurring basis still held at period-end.

	Three Months Ended March 31,
(in thousands)	2020	2019
Other real estate	$5	$18
MPS receivable	2,663	—
Other assets held for sale	1,391	96

The table below provides an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure financial instruments that are classified within Level 3 of the valuation hierarchy and are measured at fair value on a non-recurring basis.

March 31, 2020
	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis

Other real estate	Third-party appraised value of real estate less estimated selling costs	Discount to appraised value Estimated selling costs	0%-1% (1%) 0%-10% (7%)

MPS receivable(2)	Third-party appraised value of business less estimated selling costs	Discount to appraised value Estimated selling costs	N/A

Other assets held for sale	Third-party appraised value less estimated selling costs or BOV	Discount to appraised value Estimated selling costs	0%-76% (58%) 0%-10% (7%)

(1) The weighted average is the measure of central tendencies; it is not the value that management is using for the asset or liability.
(2) See "Part I - Item 1. Notes to Unaudited Interim Financial Statements - Note 10 - Commitments and Contingencies" of this Report for more information on this receivable which was classified as a NPA at March 31, 2020 and December 31, 2019.
Fair Value of Financial Instruments
The following tables present the carrying and estimated fair values of financial instruments at March 31, 2020 and December 31, 2019. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2019 Form 10-K for a description of how fair value measurements are determined.

	March 31, 2020
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,823,834	$1,823,834	$1,823,834	$—	$—
Trading securities	4,857	4,857	—	4,857	—
Investment securities available for sale	6,937,240	6,937,240	19,918	6,915,760	1,562
Mortgage loans held for sale	119,841	119,841	—	119,841	—
Private equity investments	15,132	15,132	11,877	—	3,255
Mutual funds and mutual funds held in rabbi trusts	31,241	31,241	31,241	—	—
Loans, net	37,764,572	38,168,063	—	—	38,168,063
GGL/SBA loans servicing asset	3,149	3,149	—	—	3,149
Derivative assets	466,401	466,401	—	466,401	—

Financial liabilities
Non-interest-bearing deposits	$9,659,451	$9,659,451	$—	$9,659,451	$—
Non-time interest-bearing deposits	21,305,350	21,305,350	—	21,305,350	—
Time deposits	8,861,784	8,934,652	—	8,934,652	—
Total deposits	$39,826,585	$39,899,453	$—	$39,899,453	$—
Federal funds purchased and securities sold under repurchase agreements	312,776	312,776	312,776	—	—
Other short-term borrowings	1,175,000	1,175,000	—	1,175,000	—
Long-term debt	3,152,339	3,122,480	—	3,122,480	—
Earnout liability	11,016	11,016	—	—	11,016
Derivative liabilities	186,071	186,071	—	184,021	2,050

	December 31, 2019
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,186,918	$1,186,918	$1,186,918	$—	$—
Trading securities	7,212	7,212	—	7,212	—
Investment securities available for sale	6,778,670	6,778,670	19,855	6,756,710	2,105
Mortgage loans held for sale	115,173	115,173	—	115,173	—
Private equity investments	19,389	19,389	15,502	—	3,887
Mutual funds and mutual funds held in rabbi trusts	32,348	32,348	32,348	—	—
Loans, net	36,881,048	36,931,256	—	—	36,931,256
GGL/SBA loans servicing asset	3,040	3,040	—	—	3,040
Derivative assets	140,016	140,016	—	140,016	—

Financial liabilities
Non-interest-bearing deposits	$9,439,485	$9,439,485	$—	$9,439,485	$—
Non-time interest-bearing deposits	19,891,711	19,891,711	—	19,891,711	—
Time deposits	9,074,308	9,112,459	—	9,112,459	—
Total deposits	$38,405,504	$38,443,655	$—	$38,443,655	$—
Federal funds purchased and securities sold under repurchase agreements	165,690	165,690	165,690	—	—
Trading liability for short positions	1,560	1,560	1,560	—	—
Other short-term borrowings	1,752,000	1,752,000	—	1,752,000	—
Long-term debt	2,153,897	2,185,717	—	2,185,717	—
Earnout liability	11,016	11,016	—	—	11,016
Derivative liabilities	37,071	37,071	—	34,732	2,339

Note 8 - Derivative Instruments and Hedging Activities
Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk, exposures related to liquidity and credit risk, and to facilitate customer transactions. The primary types of derivative instruments utilized by Synovus consist of interest rate swaps, interest rate lock commitments made to prospective mortgage loan customers, commitments to sell fixed-rate mortgage loans, and foreign currency exchange forwards. Interest rate lock commitments represent derivative instruments since it is intended that such loans will be sold. Synovus is party to master netting arrangements with its dealer counterparties; however, Synovus does not offset assets and liabilities under these arrangements for financial statement presentation purposes. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2019 Form 10-K for additional information regarding accounting policies for derivatives.
Hedging Derivatives
Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. Synovus has entered into interest rate swap contracts to manage overall cash flow changes related to interest rate risk exposure on index-based variable rate commercial loans. The contracts effectively modify Synovus' exposure to interest rate risk by utilizing receive fixed/pay index-based variable rate interest rate swaps.
For cash flow hedges, the effective portion of the gain or loss related to the derivative instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated and included in the same income statement line item as the earnings effect of the hedged item.
Synovus recorded an unrealized gain of $9.8 million, or $7.3 million after-tax, in OCI, during the three months ended March 31, 2020, related to terminated cash flow hedges, which will be amortized into earnings in conjunction with the effective terms of the original swaps through the third quarter of 2025. Synovus recognized pre-tax income of $120 thousand during the three months ended March 31, 2020 related to the amortization of terminated cash flow hedges.

As of March 31, 2020, Synovus expects to reclassify approximately $32 million of pre-tax gains from AOCI into interest income on cash flow hedges over the next twelve months. Included in this amount is approximately $3 million in pre-tax gains related to the amortization of terminated cash flow hedges. As of March 31, 2020, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the first quarter of 2024.
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
Collateral Requirements
Pursuant to the Dodd-Frank Act, certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of March 31, 2020 and December 31, 2019, collateral totaling $157.8 million and $84.6 million, respectively, was pledged to the derivative counterparties to comply with collateral requirements. For derivatives cleared through central clearing houses, the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the consolidated balance sheets and related disclosures. At March 31, 2020 and December 31, 2019, Synovus had a variation margin of $193.4 million and $113.7 million respectively, each reducing the derivative liability.

The following table reflects the notional amount and fair value of derivative instruments included on the consolidated balance sheets.

	March 31, 2020			December 31, 2019
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$2,750,000	$90,246	$—	$2,000,000	$54	$8,624
Total derivatives designated as hedging instruments		$90,246	$—		$54	$8,624

Derivatives not designated as hedging instruments:
Interest rate contracts(3)	$8,260,884	$367,841	$178,496	$7,258,159	$138,672	$25,849
Mortgage derivatives - interest rate lock commitments	412,218	8,314	—	70,481	1,290	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	330,000	—	5,097	107,000	—	168
Other contracts(4)	159,412	—	428	145,764	—	91
Visa derivative	—	—	2,050	—	—	2,339
Total derivatives not designated as hedging instruments		$376,155	$186,071		$139,962	$28,447

(1) Derivative assets are recorded in other assets on the consolidated balance sheets.
(2) Derivative liabilities are recorded in other liabilities on the consolidated balance sheets.
(3) Includes interest rate contracts for customer swaps and offsetting positions, net of variation margin payments.
(4) Includes risk participation agreements sold. Additionally, the notional amount of risk participation agreements purchased was $2.9 million and $3.0 million at March 31, 2020 and December 31, 2019, respectively.
Synovus also provides foreign currency exchange services, primarily forward contracts, with counterparties to allow commercial customers to mitigate exchange rate risk. Synovus covers its risk by entering into an offsetting foreign currency exchange forward contract. The notional amount of foreign currency exchange forwards was $47.2 million and $32.9 million at March 31, 2020 and December 31, 2019, respectively. The fair value of foreign currency exchange forwards was negligible at March 31, 2020 and December 31, 2019 due to the very short duration of these contracts.
The following table presents the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line item affected for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(in thousands)	2020	2019
Total amounts presented in the consolidated statements of income in interest income on loans	$3,637	$—

Gain/loss on cash flow hedging relationships:(1)
Interest rate swaps:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	120	—
Pre-tax income recognized on cash flow hedges	$120	$—

(1) See "Part I - Item 1. Financial Statements and Supplementary Data - Note 6 - Shareholders' Equity and Other Comprehensive Income (Loss) in this Report for additional information.

The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments on the consolidated statements of income for the three months ended March 31, 2020 and 2019 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended March 31,
(in thousands)	Location in Consolidated Statements of Income	2020	2019
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$(604)	$(130)
Other contracts(2)	Capital markets income	(337)	—
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	7,024	693
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	(4,929)	13
Total derivatives not designated as hedging instruments		$1,154	$576

(1) Additionally, losses related to termination of customer swaps of $2.5 million were recorded in other non-interest expense for the three months ended March 31, 2020.
(2) Includes risk participation agreements sold.
Note 9 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Basic Net Income Per Common Share:
Net income available to common shareholders	$30,230	$117,036
Weighted average common shares outstanding	147,311	160,927
Net income per common share, basic	$0.21	$0.73
Diluted Net Income Per Common Share:
Net income available to common shareholders	$30,230	$117,036
Weighted average common shares outstanding	147,311	160,927
Effect of dilutive outstanding equity-based awards, warrants, and earnout payments	1,090	1,833
Weighted average diluted common shares	148,401	162,760
Net income per common share, diluted	$0.20	$0.72

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
As of March 31, 2020 and 2019, there were 557 thousand and 40 thousand, respectively, potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding during these quarters. Potentially dilutive shares are not included in the computation of diluted net income per common share because the effect would be anti-dilutive.
Note 10 - Commitments and Contingencies
In the normal course of business, Synovus enters into commitments to extend credit such as loan commitments and letters of credit to meet the financing needs of its customers. Synovus uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Synovus also has commitments to fund certain low-income housing investments, solar energy, and CRA investments.

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
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. Upon adoption of CECL on January 1, 2020, Synovus recorded $27.4 million in unfunded commitment reserves due to the consideration under CECL of expected utilization over the life of such commitments. At March 31, 2020, the ACL for unfunded commitments was $38.4 million, including the impact of CECL and COVID-19, compared to a reserve of $1.4 million at December 31, 2019. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets. See "Part I-Item 1. Financial Statements and Supplementary Data - Note 1 - Basis of Presentation" in this Report for more information on Synovus' adoption of CECL.
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

(in thousands)	March 31, 2020	December 31, 2019
Letters of credit*	$182,629	$202,614
Commitments to fund commercial and industrial loans	6,994,969	7,018,152
Commitments to fund commercial real estate, construction, and land development loans	2,925,791	3,032,252
Commitments under home equity lines of credit	1,508,176	1,501,452
Unused credit card lines	940,016	877,929
Other loan commitments	469,958	485,371
Total letters of credit and unfunded lending commitments	$13,021,539	$13,117,770

Investments in low income housing, solar energy tax credit, and other CRA partnerships:
Carrying amount included in other assets	$166,460	$146,612
Amount of future funding commitments included in carrying amount	93,749	78,266
Short-term construction loans and letter of credit commitments	792	2,124
Funded portion of short-term loans and letters of credit	4,516	3,196

* Represent the contractual amount net of risk participations purchased of approximately $32 million and $33 million at March 31, 2020 and December 31, 2019, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus sponsors various MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if the MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the three months ended March 31, 2020 and 2019, the sponsored entities processed and settled $18.37 billion and $17.71 billion of transactions, respectively.

Synovus covered chargebacks related to a particular MPS during 2019 and 2018 where the MPS’s cash reserve account was unavailable to support the chargebacks. As of March 31, 2020, the remaining amount due to Synovus from the MPS is $21.2 million, compared to $21.4 million at December 31, 2019. During the three months ended March 31, 2020, Synovus recorded a $2.7 million reserve in other operating expenses associated with the chargebacks, reflecting the amount that Synovus does not expect to collect. The net balance of $18.5 million at March 31, 2020 is included in other assets and classified in NPAs. While Synovus has contractual protections to mitigate against loss, repayment of the amounts owed to Synovus will depend in large part upon the continued financial viability and/or valuation of the MPS and the availability of any cash reserve accounts.
Legal Proceedings
Synovus and its subsidiaries are subject to various legal proceedings, claims and disputes that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. Synovus, like many other financial institutions, has been the target of legal actions and other proceedings asserting claims for damages and related relief for losses. These actions include mortgage loan and other loan put-back claims, claims and counterclaims asserted by individual borrowers related to their loans, allegations of violations of state and federal laws and regulations relating to banking practices, and allegations related to Synovus' participation in government stimulus programs, including putative class action matters. In addition to actual damages, if Synovus does not prevail in such asserted legal actions, credit-related litigation could result in additional write-downs or charge-offs of assets, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off were to occur.
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of March 31, 2020 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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
Note 11 - Segment Reporting
Synovus' business segments are based on the products and services provided or the customers served, and as of the fourth quarter of 2019, reflect the manner in which financial information is evaluated by the chief operating decision maker. Prior to the fourth quarter of 2019, Synovus identified its overall banking operations as its only reportable segment. Synovus has three major reportable business segments: Community Banking, Wholesale Banking, and Financial Management Services (FMS), with functional activities such as treasury, technology, operations, marketing, finance, enterprise risk, legal, human resources, corporate communications, executive management, among others, included in Treasury and Corporate Other.
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
The following table presents certain financial information for each reportable business segment for the first quarter of 2020. To provide comparable information, Synovus has included proforma business segment financial information for the first quarter of 2019 utilizing various allocation methodologies based on balance sheet and income statement items assigned to each business segment. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised.

(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
First Quarter 2020
Net interest income	$197,246	$123,170	$16,782	$36,062	$373,260
Non-interest revenue	33,449	9,256	47,275	13,877	103,857
Non-interest expense	75,304	18,202	43,289	139,484	276,279
Pre-provision net revenue	$155,391	$114,224	$20,768	$(89,545)	$200,838

(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
First Quarter 2019 Proforma
Net interest income	$214,759	$125,611	$28,865	$27,940	$397,175
Non-interest revenue	32,776	6,758	32,279	7,565	79,378
Non-interest expense	74,816	15,019	33,218	169,357	292,410
Pre-provision net revenue	$172,719	$117,350	$27,926	$(133,852)	$184,143

	March 31, 2020
(dollars in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Total loans net of deferred fees and costs	$12,224,112	$18,691,302	$5,344,276	$1,998,334	$38,258,024
Total deposits	25,364,034	9,111,207	266,839	5,084,505	39,826,585
Total full-time equivalent employees	2,291	237	838	1,936	5,302

	December 31, 2019
(dollars in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Total loans net of deferred fees and costs	$12,170,914	$17,643,509	$5,285,455	$2,062,572	$37,162,450
Total deposits	25,610,777	8,314,184	284,716	4,195,827	38,405,504
Total full-time equivalent employees	2,301	213	839	1,911	5,264

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

All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	the risks and uncertainties related to the impact of the COVID-19 pandemic on our assets, business, capital and liquidity, financial condition, prospects and results of operations;

(2)	the risk that the current and any further economic downturn and contraction could have a material adverse effect on our capital, liquidity, financial condition, credit quality, results of operations and future growth, including the risk that the current economic contraction could last much longer and be much more severe if efforts to contain the pandemic are unsuccessful and restrictions on movement last longer than currently anticipated;

(3)	the risk that competition in the financial services industry may adversely affect our future earnings and growth;

(4)	the risk that we may not realize the expected benefits from our efficiency and growth initiatives or that we may not be able to realize those cost savings or revenue initiatives in the time period expected, which could negatively impact our future profitability;

(5)	changes in the cost and availability of funding due to changes in the deposit market and credit market;

(6)	restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(7)	the risks that if economic conditions worsen further or regulatory capital rules are modified, we may be required to undertake initiatives to improve our capital position;

(8)	our ability to identify and address cyber-security risks such as data security breaches, malware, "denial of service" attacks, "hacking" and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;

(9)	changes in the interest rate environment, including changes to the federal funds rate to include a possible negative interest rate environment, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus further reducing margins and net interest income;

(10)	the risk that our asset quality may deteriorate, our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures, and the risk that we may be unable to obtain full payment in respect of any loan or other receivables;

(11)	the risk that our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;

(12)	the risk that our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;

(13)	our ability to attract and retain employees that are key to our strategic and growth initiatives;

(14)	our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;

(15)	the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services market;

(16)	risks related to our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and risks related to disruptions in service or financial difficulties with a third-party vendor or business relationship;

(17)	risks related to the ability of our operational framework to identify and manage risks associated with our business such as credit risk, compliance risk, reputational risk, and operational risk, including third-party business partners, as well as our relationship with third-party vendors and other service providers;

(18)	the risk related to our implementation of new lines of business, new products and services or new technologies;

(19)
the impact of recent and proposed changes in governmental policy, laws and regulations, including recently enacted laws, regulations and guidance related to government stimulus programs related to the COVID-19 pandemic, proposed and recently enacted changes in the regulation and taxation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations;

(20)	the risk that we could realize losses if we sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets;

(21)	the risk that we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;

(22)	risks related to the fluctuation in our stock price and general volatility in the stock market;

(23)	the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;

(24)	risks related to regulatory approval to take certain actions, including any dividends on our common stock or preferred stock, any repurchases of common stock or any issuance or redemption of any other regulatory capital instruments;

(25)	risks related to the continued use, availability and reliability of LIBOR and other "benchmark" rates;

(26)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto, including the costs and effects of litigation related to our participation in government stimulus programs associated with the COVID-19 pandemic;

(27)	the risk that we may fail to realize all of the anticipated benefits of the Merger or those benefits may take longer to realize than expected;

(28)	the risk that we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize anticipated benefits from such transactions;

(29)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(30)	other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part II - Item 1A. Risk Factors" of this Report.
For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I-Item 1A. Risk Factors” and other information contained in Synovus' 2019 Form 10-K and our other periodic filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, that we file from time to time with the SEC. All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. You should not place undue reliance on any forward-looking statements since those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking information and statements, whether oral or written, to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.
INTRODUCTION AND CORPORATE PROFILE
Synovus Financial Corp. is a financial services company and a registered bank holding company headquartered in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and retail banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, mortgage services, premium finance and international banking. Synovus also provides financial planning, and investment advisory services through its wholly-owned subsidiaries, Synovus Trust and Synovus Securities, as well as its GLOBALT and Creative Financial Group divisions.
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 299 branches in Alabama, Florida, Georgia, South Carolina, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three months ended March 31, 2020 and financial condition as of March 31, 2020 and December 31, 2019. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2019 Form 10-K.
Management's Discussion and Analysis of Financial Condition and Results of Operations consists of:
•Discussion of Results of Operations - Reviews Synovus' financial performance, as well as selected balance sheet items, items from the statements of income, significant transactions, and certain key ratios that illustrate Synovus' performance.

•Credit Quality, Capital Resources and Liquidity - Discusses credit quality, market risk, capital resources, and liquidity, as well as performance trends. It also includes a discussion of liquidity policies, how Synovus obtains funding, and related performance.

•Additional Disclosures - Discusses additional important matters including critical accounting policies and non-GAAP financial measures used within this Report.
A reading of each section is important to understand fully our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2020	2019	Change
Net interest income	$373,260	$397,175	(6.0)%
Provision for credit losses(1)	158,722	23,569	573.4
Non-interest revenue	103,857	79,378	30.8
Adjusted non-interest revenue(2)	99,378	78,445	26.7
Total FTE revenues	477,903	477,183	0.2
Adjusted total revenues(2)	473,424	476,250	(0.6)
Non-interest expense	276,279	292,410	(5.5)
Adjusted non-interest expense(2)	271,155	242,653	11.7
Income before income taxes	42,116	160,574	(73.8)
Net income	38,521	120,186	(67.9)
Net income available to common shareholders	30,230	117,036	(74.2)
Net income per common share, basic	0.21	0.73	(71.8)
Net income per common share, diluted	0.20	0.72	(71.7)
Adjusted net income per common share, diluted(2)	0.21	0.98	(79.0)
Net interest margin(3)	3.37%	3.78%	(41)	bps
Net charge-off ratio(3)	0.21	0.19	2
Return on average assets(3)	0.32	1.06	(74)
Adjusted return on average assets(2)(3)	0.32	1.45	(113)
Efficiency ratio-FTE	57.81	61.28	(347)
Adjusted tangible efficiency ratio(2)	56.72	50.24	648

(1)  Beginning January 1, 2020, provision calculation is based on current expected loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.
(2) See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(3) Annualized

	March 31, 2020	December 31, 2019	Sequential Quarter Change		March 31, 2019	Year-Over-Year Change
(dollars in thousands)
Loans, net of deferred fees and costs	$38,258,024	$37,162,450	$1,095,574		$35,634,501	$2,623,523
Total average loans	37,593,045	36,508,035	1,085,010		35,320,014	2,273,031
Total deposits	39,826,585	38,405,504	1,421,081		38,075,190	1,751,395
Core deposits	35,838,637	34,975,511	863,126		35,366,186	472,451
Core transaction deposits	24,790,621	24,167,582	623,039		23,168,085	1,622,536
Total average deposits	38,687,207	37,878,818	808,389		37,826,952	860,255
Non-performing assets ratio	0.50%	0.37%	13	bps	0.44%	6	bps
Non-performing loans ratio	0.41	0.27	14		0.40	1
Past due loans over 90 days	0.02	0.04	(2)		0.01	1
CET1 capital	$3,744,415	$3,743,459	$956		$3,790,393	$(45,978)
Tier 1 capital	4,281,560	4,280,604	956		3,985,533	296,027
Total risk-based capital	5,289,039	5,123,381	165,658		4,803,639	485,400
CET1 capital ratio	8.70%	8.95%	(25)	bps	9.52%	(82)	bps
Tier 1 capital ratio	9.95	10.23	(28)		10.01	(6)
Total risk-based capital ratio	12.29	12.25	4		12.06	23
Total shareholders’ equity to total assets ratio	10.01	10.25	(24)		9.86	15
Tangible common equity ratio(1)	7.94	8.08	(14)		8.34	(40)
Return on average common equity(2)	2.75	13.08	(1,033)		10.98	(823)
Adjusted return on average common equity(1)(2)	2.79	12.78	(999)		15.03	nm
Adjusted return on average tangible common equity(1)(2)	3.39	14.84	(1,145)		17.52	nm

(1) See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2) Quarter annualized

COVID-19 Healthcare Crisis and Economic Environment
The COVID-19 outbreak and public health response to contain it have resulted in recessionary economic and financial market conditions as of the end of the first quarter. During March 2020 in response, the Federal Reserve reduced the federal funds rate 1.5 percentage points to 0.00 to 0.25 percent and the U.S. government enacted the CARES Act, the largest economic stimulus package in the nation’s history in an effort to lessen the impact of COVID-19 on consumers and businesses. Synovus' response to the COVID-19 pandemic has included the following actions:
•Over 95% of branches were converted to drive-thru and appointment-only, and Synovus implemented aggressive cleaning, sanitizing and hygiene protocols at all company facilities;
•More than 80 percent of Synovus' 5,400 team members were repositioned to work remotely;
•Offered bonus payments to hourly team members required to work on-site and provided additional paid time off to team members who are sick, quarantining, or dealing with childcare or other COVID-related family hardships;
•To help customers through the period of financial distress, Synovus is offering to waive NSF and monthly service charges for customers impacted by COVID-19, and offering payment deferment and other loan relief as appropriate;
•Synovus participated in delivering PPP loans to customers beginning on April 3, 2020.
Additionally, in light of current economic uncertainty, Synovus has suspended share repurchase activity beyond the $16.2 million completed during the first quarter and withdrawn 2020 guidance and long-term goals announced at the beginning of the year.
Executive Summary
Net income available to common shareholders for the first quarter of 2020 was $30.2 million, or $0.20 per diluted common share, a decrease of 74.2% and 71.7%, respectively, compared to the first quarter of 2019. Adjusted net income per common share, diluted(1) was $0.21 for the first quarter of 2020, down 79.0% compared to $0.98 for the first quarter of 2019. The year-over-year decline was driven by a significant increase in provision for credit losses following the adoption of CECL on January 1, 2020, as well as the impact of COVID-19, a 225 bps reduction in the federal funds rate, and PAA including loan discount accretion and deposit premium amortization that positively impacted 2019,.
Net interest income was $373.3 million for the three months ended March 31, 2020, down 6.0% from the comparable period in 2019 and down 6.5% from the fourth quarter of 2019, due primarily to the decline in rates and decline in PAA associated with the FCB acquisition. The net interest margin was 3.37% for the first quarter of 2020, down 41 bps and 28 bps from the first and fourth quarter of 2019, respectively. Synovus expects net interest income in the second quarter to be relatively flat compared to first quarter levels as a result of significant loan growth associated with the PPP. However, with this growth, along with a depressed rate environment and an elevated cash position, we expect continued downward pressure on our net interest margin in the second quarter.
Non-interest revenue for the first quarter of 2020 was $103.9 million, up $24.5 million, or 30.8%, compared to the first quarter of 2019 and adjusted non-interest revenue(1) of $99.4 million was up $20.9 million, or 26.7%. The increase in adjusted non-interest revenue was due primarily to strong growth in mortgage banking income, capital markets income, and growth in fiduciary businesses. The disruption from COVID-19 will likely result in non-interest revenue declining 15-25% in the second quarter from our recent run rate of approximately $90 million. We expect non-interest revenues to normalize, assuming the economy stabilizes.
Non-interest expense for the first quarter of 2020 was $276.3 million, down $16.1 million, or 5.5%, compared to the first quarter of 2019 and adjusted non-interest expense(1) of $271.2 million was up $28.5 million, or 11.7%. The increase in adjusted expense over the first quarter of 2019 was largely driven by investments in talent and technology and growth in production related commissions and fees. The efficiency ratio-FTE for the first three months of 2020 was 57.81%, compared to 61.28% for the first three months of 2019. The adjusted tangible efficiency ratio(1) for the first three months of 2020 was 56.72%, up 648 bps compared to the same period a year ago. With the increased levels of COVID-19 related expenses, which we currently estimate at $5-6 million in the second quarter, we expect adjusted expenses to remain relatively stable quarter-on quarter, before declining in the second half of the year if the economy stabilizes.
The decrease in the effective tax rate for the three months ended March 31, 2020 to 8.5%, from 25.2% for the three months ended March 31, 2019, reflects a one-time benefit of $2.7 million for carrying back net operating loss deductions to pre-TJCA tax periods, as allowed by the CARES Act, and other discrete benefit items, while the effective tax rate in the first quarter of 2019 was higher largely due to non-deductible merger-related expenses associated with the FCB acquisition.
Loans grew $1.10 billion, or 11.9% annualized, sequentially, with total loans of $38.26 billion at March 31, 2020: C&I loan growth was $878.8 million, CRE loan growth was $190.7 million, and consumer loan growth was $26.3 million.
Synovus' adoption of CECL resulted in a January 1, 2020 ACL increase of $110.4 million, or 39.1%, over December 31, 2019. Provision for credit losses of $158.7 million during the first quarter included the impact of the COVID-19 healthcare crisis and the first quarter under CECL. The ACL at March 31, 2020 totaled $531.9 million consisting of an ALL of $493.5 million and reserve on unfunded commitments of $38.4 million resulting in an ACL to loans coverage ratio of 1.39%. While Synovus did see an increase from year-end 2019 in the March 31, 2020 NPA ratio of 0.50% and NPL ratio of 0.41%, the NPL ratio is up only one bp over prior year and total past dues declined to 0.22% from 0.33%, sequentially. Net charge-offs for the first quarter of 2020 were 21 bps, annualized, up from 10 bps in the fourth quarter of 2019. While Synovus does expect to experience stress in the portfolio as we progress through the current economic environment, the credit quality of the portfolio at March 31, 2020 was generally stable. If economic forecasts continue to deteriorate, we would expect to see a further increase in the ACL.
Total period-end deposits at March 31, 2020 increased $1.42 billion, or 14.9% annualized, compared to December 31, 2019, including strong core transaction deposit growth of $623.0 million, or 10.4% annualized.
At March 31, 2020, Synovus' CET1 ratio was 8.70%, well in excess of regulatory requirements including the capital conservation buffer of 2.5%. The 23 bps decline in Synovus' CET1 ratio from December 31, 2019 was largely due to the increase in risk-weighted assets from loan growth of $1.10 billion.
More detail on Synovus' financial results for the three months ended March 31, 2020 and current and expected effects from COVID-19 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. See also "Item 1A. - Risk Factors" of this Report.
(1) See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to the most comparable GAAP measure.
Changes in Financial Condition
During the three months ended March 31, 2020, total assets increased $2.42 billion from $48.20 billion at December 31, 2019 to $50.62 billion. Loans increased $1.10 billion, cash and cash equivalents increased $636.9 million, and investment securities available for sale increased $158.6 million. Additional investments in BOLI policies of $250.0 million during the three months ended March 31, 2020 also contributed to the increase in total assets. Other assets increased $490.9 million including increases in the fair value of derivative assets of $326.4 million and a $169.7 million receivable for securities available for sale sold during the quarter that will settle after quarter-end. The growth in assets was funded primarily by increases of $1.42 billion in deposits and the issuance of $400.0 million in long-term debt on February 12, 2020. Other liabilities increased $304.7 million including an increase in the fair value of derivative liabilities of $149.0 million and an accrued liability of $113.8 million for purchases of securities available for sale that will settle after quarter-end.
Synovus adopted CECL on January 1, 2020 with an increase to the ALL of $83.0 million and an increase to the reserve on unfunded commitments of $27.4 million with offsetting increases in loans of $62.2 million related to acquired PCI loans and net deferred tax assets of $12.5 million and a reduction to retained earnings of $35.7 million.
The loan to deposit ratio was 96.1% at March 31, 2020, compared to 96.8% at December 31, 2019, and 93.6% at March 31, 2019.

Loans
The following table compares the composition of the loan portfolio at March 31, 2020, December 31, 2019, and March 31, 2019.

Table 2 - Loans by Portfolio Class
			March 31, 2020 vs. December 31, 2019 % Change(1)		March 31, 2020 vs. March 31, 2019 % Change
(dollars in thousands)	March 31, 2020	December 31, 2019		March 31, 2019
Commercial, financial and agricultural	$11,018,155	$10,252.859	30.0%	$9,566,403	15.2%
Owner-occupied	6,643,287	6,529.811	7.0	6,542,506	1.5
Total commercial and industrial	17,661,442	16,782,670	21.1	16,108,909	9.6
Investment properties	9,257,791	9,042,679	9.6	8,853,494	4.6
1-4 family properties	751,468	780,015	(14.7)	838,727	(10.4)
Land and development	661,942	657,790	2.5	594,925	11.3
Total commercial real estate	10,671,201	10,480,484	7.3	10,287,146	3.7
Consumer mortgages	5,608,121	5,546,368	4.5	5,365,635	4.5
Home equity lines	1,778,862	1,713,157	15.4	1,606,227	10.7
Credit cards	261,581	268,841	(10.9)	252,762	3.5
Other consumer loans	2,302,349	2,396,294	(15.8)	2,037,477	13.0
Total consumer	9,950,913	9,924,660	1.1	9,262,101	7.4
Total loans	38,283,556	37,187,814	11.9	35,658,156	7.4
Deferred fees and costs, net	(25,532)	(25,364)	2.7	(23,655)	7.9
Total loans, net of deferred fees and costs	$38,258,024	$37,162,450	11.9%	$35,634,501	7.4%

(1) Percentage changes are annualized.
At March 31, 2020, total loans, net of deferred fees and costs of $38.26 billion increased $1.10 billion, or 11.9% annualized, from December 31, 2019 and $2.62 billion, or 7.4%, compared to March 31, 2019. C&I loans remain the largest component of our balance sheet representing 46.1% of total loans, while CRE and consumer loans represent 27.9%, and 26.0%, respectively. Our portfolio composition is established through a comprehensive concentration management policy which sets limits for C&I, CRE, and Consumer loan levels as well as for sub-categories therein.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at March 31, 2020 were $28.33 billion, or 74.0% of the total loan portfolio, compared to $27.26 billion, or 73.4%, at December 31, 2019 and $26.40 billion, or 74.0%, at March 31, 2019.
At March 31, 2020, Synovus had 6 commercial loan relationships with total commitments of $100 million or more (including amounts funded), with no single relationship exceeding $150 million in commitments.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' loan portfolio and is primarily comprised of general middle market and commercial banking clients across a diverse set of industries. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of March 31, 2020, 92.3% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. C&I loans of $17.66 billion, or 46.1% of the loan portfolio, grew $878.8 million, or 21.1% annualized, from December 31, 2019, driven primarily by strong productivity from our Wholesale Banking segment across many specialty divisions as well as an increase in line utilization due to the economic and financial market conditions as of the end of the first quarter of 2020.

Table 3 - Commercial and Industrial Loans by Industry
	March 31, 2020		December 31, 2019
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$3,176,354	18.0%	$3,083,355	18.4%
Finance and insurance	1,506,106	8.5	1,263,521	7.5
Manufacturing	1,282,100	7.3	1,208,688	7.2
Retail trade	1,214,539	6.9	1,202,958	7.2
Wholesale trade	1,163,175	6.6	1,138,145	6.8
Real estate and rental and leasing	1,147,800	6.5	1,126,828	6.7
Accommodation and food services	1,002,118	5.7	921,515	5.5
Professional, scientific, and technical services	1,000,676	5.7	883,433	5.3
Other services	986,081	5.6	1,005,420	6.0
Transportation and warehousing	863,306	4.9	854,954	5.1
Construction	825,388	4.7	716,192	4.3
Arts, entertainment and recreation	789,778	4.5	771,846	4.6
Real estate other	625,449	3.5	615,441	3.7
Educational services	483,554	2.7	409,639	2.4
Agriculture, forestry, fishing, and hunting	363,669	2.1	369,185	2.2
Public Administration	345,702	2.0	342,329	2.0
Administration, support, waste management, and remediation	318,624	1.8	302,711	1.8
Information	307,495	1.7	314,740	1.9
Other Industries	259,528	1.3	251,770	1.4
Total commercial and industrial loans	$17,661,442	100.0%	$16,782,670	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
At March 31, 2020, $11.02 billion of C&I loans, or 28.8% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At March 31, 2020, $6.64 billion of C&I loans, or 17.3% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominately secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist primarily of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Total CRE loans of $10.67 billion, or 27.9% of the loan portfolio, increased $190.7 million, or 7.3% annualized, from December 31, 2019, driven primarily by growth in income-producing investment properties.
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of March 31, 2020 were $9.26 billion, or 86.8% of the CRE loan portfolio and 24.2% of the loan portfolio, and increased $215.1 million, or 9.6% annualized, from December 31, 2019 with most sub-categories experiencing growth other than office buildings and shopping centers, which were flat and down 10.0% annualized, respectively.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At March 31, 2020, 1-4 family properties loans totaled

$751.5 million, or 7.0% of the CRE loan portfolio and 2.0% of the loan portfolio, and decreased by $28.5 million, or 14.7% annualized from December 31, 2019.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $661.9 million at March 31, 2020, or 1.7% of the loan portfolio, increased slightly by $4.2 million, or 2.5% annualized, from December 31, 2019.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network including first and second residential mortgages, HELOCs, and credit card loans, as well as home improvement, student, and personal loans from third-party lending partnerships. The majority of Synovus' consumer loans are consumer mortgages and HELOCs secured by first and second liens on residential real estate primarily located in the markets served by Synovus.
Consumer loans at March 31, 2020 of $9.95 billion, or 26.0% of the loan portfolio, increased $26.3 million, or 1.1% annualized, compared to $9.92 billion at December 31, 2019. Consumer mortgages grew $61.8 million, or 4.5% annualized, from December 31, 2019 primarily as a result of the rate environment and additional mortgage loan originators. HELOCs increased $65.7 million, or 15.4% annualized, from December 31, 2019, driven primarily by an increase in line utilization due to the economic and financial market conditions as of the end of the first quarter of 2020. Credit card loans of $261.6 million at March 31, 2020 included $62.4 million of commercial credit card loans, and decreased marginally from $268.8 million at December 31, 2019. Other consumer loans decreased $93.9 million, or 15.8% annualized, from December 31, 2019, primarily due to pay-downs related to our third-party lending partnerships. As of March 31, 2020, these partnerships had combined balances of $1.89 billion, or 4.9% of the loan portfolio.
Consumer loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores. Synovus makes consumer lending decisions based upon a number of key credit risk determinants including FICO scores as well as loan-to-value and debt-to-income ratios. Consumer loans are generally assigned a risk rating on a 9-point scale based on credit bureau scores, with a loan grade of 1 assigned as the lowest level of risk and a loan grade of 6 as the highest level of risk. No loans graded higher than a 6 at origination are approved for funding. At least annually, the consumer loan portfolio data is sent to a consumer credit reporting agency for a refresh of customers' credit scores so that management can evaluate ongoing consistency or negative migration in the quality of the portfolio, which impacts the ALL. Revolving lines of credit are reviewed for a material change in financial circumstances, and when appropriate, the line of credit may be suspended for further advances. FICO scores within the residential real estate portfolio have generally remained stable over the last several years. As of March 31, 2020, weighted-average FICO scores within the residential real estate portfolio based on committed balances were 786 for HELOCs and 775 for Consumer Mortgages.
U.S. Small Business Administration Paycheck Protection Program
The CARES Act included an allocation of $349 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”). This program is known as the Paycheck Protection Program (“PPP”). PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. The Paycheck Protection Program and Health Care Enhancement Act (“PPP / HCEA Act”) was passed by Congress on April 23, 2020 and signed into law on April 24, 2020. The PPP / HCEA Act authorizes additional funding under the CARES Act of $310 billion for PPP loans to be issued by financial institutions through the SBA. Synovus began accepting applications from qualified customers on April 3, 2020 and has provided over $2.8 billion in funding to over 18,000 customers through the PPP, as of May 7, 2020.

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the composition of period-end deposits as of the dates indicated. See Table 10 - Average Balances and Yields/Rates in this Report for information on average deposits including average rates.

Table 4 - Composition of Period-end Deposits
(dollars in thousands)	March 31, 2020	%(1)	December 31, 2019	%(1)	March 31, 2019	%(1)
Non-interest-bearing demand deposits(2)	$8,968,756	22.5%	$8,661,220	22.6%	$8,440,520	22.2%
Interest-bearing demand deposits(2)	4,617,368	11.6	4,769,505	12.4	4,911,215	12.8
Money market accounts(2)	10,255,014	25.8	9,827,357	25.6	8,912,528	23.4
Savings deposits(2)	949,483	2.4	909,500	2.4	903,822	2.4
Public funds	5,261,383	13.2	4,622,318	12.0	4,630,022	12.2
Time deposits(2)	5,786,633	14.5	6,185,611	16.1	7,568,079	19.9
Brokered deposits	3,987,948	10.0	3,429,993	8.9	2,709,004	7.1
Total deposits	$39,826,585	100.0%	$38,405,504	100.0%	$38,075,190	100.0%
Core deposits(3)	$35,838,637	90.0%	$34,975,511	91.1%	$35,366,186	92.9%
Core transaction deposits(4)	$24,790,621	62.2%	$24,167,582	62.9%	$23,168,085	60.8%

Time deposits greater than $100,000, including brokered and public funds	$7,176,468	18.0%	$7,262,833	18.9%	$8,318,082	21.8%
Brokered time deposits	$2,229,596	5.6%	$2,154,095	5.6%	$1,902,962	5.0%

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) Excluding any public funds or brokered deposits.
(3) Core deposits exclude brokered deposits.
(4) Core transaction deposits consist of non-interest-bearing demand deposits, interest-bearing demand deposits, money market accounts, and savings deposits excluding public funds and brokered deposits.
Total period-end deposits at March 31, 2020 increased $1.42 billion, or 14.9% annualized, compared to December 31, 2019. Core transaction deposit growth was very strong, up $623.0 million, or 10.4% annualized, compared to December 31, 2019. Within the core transaction deposit category, non-interest-bearing deposits increased $307.5 million and money market accounts increased $427.7 million. Public fund deposits increased $639.1 million while higher cost time deposits declined $399.0 million, compared to year-end 2019. Additionally, Synovus increased funding by $558.0 million in lower priced brokered deposits, at March 31, 2020, compared to December 31, 2019.
On an average basis, the increase in total deposits was $808.4 million, or 8.6% annualized, compared to the fourth quarter of 2019.
Non-interest Revenue
Non-interest revenue for the first quarter of 2020 was $103.9 million, up $24.5 million, or 30.8%, compared to the first quarter of 2019 and adjusted non-interest revenue of $99.4 million was up $20.9 million, or 26.7%. The increase in adjusted non-interest revenue was due primarily to strong growth in mortgage banking income, capital markets income, and growth in fiduciary businesses including growth in brokerage revenue. See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to GAAP measures.

The following table shows the principal components of non-interest revenue.

Table 5 - Non-interest revenue
	Three Months Ended March 31,
(dollars in thousands)	2020	2019	% Change
Service charges on deposit accounts	$20,689	$20,859	(0.8)%
Fiduciary and asset management fees	15,174	13,578	11.8
Card fees	10,950	10,877	0.7
Brokerage revenue	12,398	9,379	32.2
Mortgage banking income	12,227	5,054	141.9
Capital markets income	11,243	5,245	114.4
Income from bank-owned life insurance	6,038	5,290	14.1
Investment securities gains, net	8,734	75	nm
(Decrease) increase in fair value of private equity investments	(4,255)	858	nm
Other non-interest revenue	10,659	8,163	30.6
Total non-interest revenue	$103,857	$79,378	30.8%

Three Months Ended March 31, 2020 compared to March 31, 2019
Service charges on deposit accounts for the three months ended March 31, 2020 were down $170 thousand, or 0.8%, Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were up $215 thousand, or 2.5%, for the three months ended March 31, 2020. Account analysis fees were down $19 thousand, or 0.3%, for the three months ended March 31, 2020. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposits, saving accounts, and small business accounts, for the three months ended March 31, 2020, were down $366 thousand, or 7.1%. Beginning in March, to help customers through the period of financial distress, Synovus is offering to waive NSF and monthly service charges for customers impacted by COVID-19. The impact to the first quarter of 2020 from fee waivers was immaterial; however, Synovus does expect a larger impact in the second quarter of 2020.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, and financial planning services. Fiduciary and asset management fees increased $1.6 million, or 11.8%, for the three months ended March 31, 2020, due primarily to increases in assets under management during the quarter which totaled $15.25 billion at March 31, 2020, as well as talent additions in the second quarter of 2019. Since certain fiduciary and asset management fees are based on the value of assets under management, the second quarter of 2020 may be negatively impacted by market dynamics due to COVID-19.
Card fees for the three months ended March 31, 2020 were essentially flat compared to the same period in 2019. Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant discounts. Card fees are reported net of certain associated expense items including customer loyalty program expenses and network expenses. While flat compared to the same period a year ago, card fees did decline during the last two weeks of March due to lower transaction volume as a result of the impact of COVID -19, a trend that may continue in the second quarter due to economic uncertainty.
Brokerage revenue was $12.4 million for the three months ended March 31, 2020, up $3.0 million, or 32.2%, compared to the three months ended March 31, 2019, driven by growth in assets under management, increasing contributions from 2019 new hires, and higher transaction revenue from elevated market volatility. Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of customer assets. Brokerage assets under management were $3.4 billion at March 31, 2020, an increase of 11.5% from $3.1 billion at March 31, 2019. Since certain advisory fees are based on the value of brokerage assets under management, the second quarter of 2020 may be negatively impacted by market environment due to COVID-19.
Mortgage banking income increased $7.2 million for the three months ended March 31, 2020. Mortgage banking income was driven by higher production and sales, including an increase in refinance volume, due primarily to a decline in long-term interest rates during the quarter. Total secondary market mortgage loan production was $250.8 million for the three months ended March 31, 2020, up $127.5 million, or 103.4%, compared to the three months ended March 31, 2019.
Capital markets income primarily includes fee income from customer derivative transactions. Additionally, capital markets income includes fee income from capital raising investment banking transactions and foreign exchange as well as other miscellaneous income from capital market transactions. Capital markets income increased $6.0 million for the three months ended March 31, 2020 as commercial clients locked in lower rates on borrowings.

Income from BOLI, which includes increases in the cash surrender value of policies and proceeds from insurance benefits, increased $748 thousand, or 14.1% for the three months ended March 31, 2020, due primarily to additional investments in BOLI policies during the first quarter of 2020. The first three months of 2020 included income on proceeds from insurance benefits of $118 thousand compared to $233 thousand in 2019.
Investment securities gains of $8.7 million for the three months ended March 31, 2020 reflected strategic repositioning of the portfolio.
(Decrease)/increase in the fair value of private equity investments included unrealized decreases in fair value of $4.3 million during the three months ended March 31, 2020, due primarily to market volatility in certain investments which recently became public and contain lock-up periods.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges, income from insurance commissions, gains from sales of GGL/SBA loans, and other miscellaneous items. The first quarter of 2020 included a sale-leaseback gain of $2.4 million associated with a bank office property. While fees included in other non-interest revenue were not materially impacted by COVID-19 during the first quarter, Synovus does expect to see a decline in ATM and other services charges during the second quarter of 2020.
Non-interest Expense
Non-interest expense for the first quarter of 2020 was $276.3 million, down $16.1 million, or 5.5%, compared to the first quarter of 2019 and adjusted non-interest expense, which excludes merger-related expense, loss on early extinguishment of debt, and restructuring charges, of $271.2 million was up $28.5 million, or 11.7%. The increase in adjusted expense over the first quarter of 2019 was largely driven by investments in talent and technology and growth in production-related commissions and fees. The efficiency ratio-FTE for the first three months of 2020 was 57.81%, compared to 61.28% for the first three months of 2019. The adjusted tangible efficiency ratio for the first three months of 2020 was 56.72%, up 648 bps compared to the same period a year ago. See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to GAAP measures.
The following table summarizes the components of non-interest expense.

Table 6 - Non-interest Expense
	Three Months Ended March 31,
(dollars in thousands)	2020	2019	% Change
Salaries and other personnel expense	$149,678	$139,427	7.4%
Net occupancy and equipment expense	42,194	38,394	9.9
Third-party processing and other services	21,480	17,758	21.0
Professional fees	10,675	6,348	68.2
FDIC insurance and other regulatory fees	5,278	6,761	(21.9)
Advertising expense	4,752	5,123	(7.2)
Merger-related expense	—	49,738	nm
Restructuring charges	3,220	19	nm
Loss on early extinguishment of debt	1,904	—	nm
Other operating expenses	37,098	28,842	28.6
Total non-interest expense	$276,279	$292,410	(5.5)%

Three Months Ended March 31, 2020 compared to March 31, 2019
Salaries and other personnel expense increased $10.3 million, or 7.4%, for the three months ended March 31, 2020 including talent additions and higher production-based commission and incentive compensation expense including $1.0 million in COVID-19 related bonus payments to certain front-line employees. Synovus will continue to assess the need for bonus pay to front-line team members during the healthcare crisis.
Net occupancy and equipment expense increased $3.8 million, or 9.9%, during the three months ended March 31, 2020, primarily due to investments in technology. Synovus expects minimal technology expense due to COVID-19.
Third-party processing and other services includes all third-party core operating system and processing charges as well as third-party loan servicing charges. Third-party processing expense increased $3.7 million, or 21.0%, for the three months ended March 31, 2020. The increase is primarily associated with loan growth from Synovus' consumer-based lending partnerships.

Professional fees increased $4.3 million, or 68.2%, for the three months ended March 31, 2020 mostly from increases in consulting fees with $2.0 million related to Synovus' internal revenue growth and efficiency initiative, "Synovus Forward".
FDIC insurance and other regulatory fees were down $1.5 million for the three months ended March 31, 2020 due to reversal of $1.5 million in estimated additional expense accrued during the fourth quarter of 2019.
In connection with the FCB acquisition, Synovus incurred merger-related expense totaling $49.7 million for the three months ended March 31, 2019, primarily related to employment compensation agreements, severance, and professional services. See "Part I - Item 1. Financial Statements and Supplementary Data - Note 2 - Acquisitions" in this Report for more information on the acquisition of FCB.
During the three months ended March 31, 2020, Synovus recorded $3.2 million in restructuring charges from asset impairments, lease terminations, and severance related to 7 branches closed in the first quarter of 2020.
On February 25, 2020, Synovus terminated a $250 million long-term FHLB obligation and incurred a $1.9 million loss on early extinguishment of debt.
Other operating expenses includes travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expenses. Other operating expenses were up $8.3 million for the three months ended March 31, 2020 including a $2.7 million valuation adjustment on a MPS receivable and a $2.5 million charge from termination of customer swaps.
Income Tax Expense
Income tax expense was $3.6 million and $40.4 million for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate for the same periods was 8.5% and 25.2%. The decrease in the effective tax rate for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, reflects a one-time benefit of $2.7 million for carrying back net operating loss deductions to pre-TJCA tax periods, as allowed by the CARES Act, and $3.4 million in other discrete benefit items, including discrete items related to prior periods. Additionally, the effective tax rate in the first quarter of 2019 was higher largely due to non-deductible merger-related expenses associated with the FCB acquisition.
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
With the exception of the net operating loss carryback recorded in the first quarter of 2020, we do not expect the provisions of the CARES Act to have a significant impact on the Company’s current tax provision.

CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the quality of its loan portfolio by industry, property type, geography, as well as credit quality metrics. While we expect to experience stress in the portfolio as we progress through the current economic environment, the credit quality of the portfolio at March 31, 2020 was generally stable. If economic forecasts continue to deteriorate, we would expect to see a further increase in the allowance for credit losses.

At March 31, 2020, 12% of Synovus' loan portfolio, or approximately $4.6 billion, is in sectors we expect to be most sensitive to the COVID-19 pandemic. Within this group, hotels represented the largest exposure at $1.31 billion, followed by shopping centers (excluding those with a grocery, pharmacy, or discount store anchor) at $1.01 billion and restaurants at $800 million. While our entire loan portfolio is being continuously assessed, enhanced monitoring for these sectors has been introduced. We are continuously working with these customers to evaluate how the current economic conditions are impacting, and will continue to impact, their business operations. Solid underwriting and strong credit performance, coupled with stronger balance sheets that have been built during our extended expansionary period, give us confidence that these sectors enter this downturn in the best possible position.
The table below includes selected credit quality metrics.

Table 7 - Credit Quality Metrics
(dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Non-performing loans	$156,287	$101,636	$143,976
ORE and other assets	33,679	35,810	11,341
Non-performing assets	$189,966	$137,446	$155,317
Total loans	$38,258,024	$37,162,450	$35,634,501
Non-performing loans as a % of total loans	0.41%	0.27%	0.40%
Non-performing assets as a % of total loans, ORE, and specific other assets	0.50	0.37	0.44
Loans 90 days past due and still accruing	$6,398	$15,943	$4,486
As a % of total loans	0.02%	0.04%	0.01%
Total past due loans and still accruing	$83,235	$123,793	$88,135
As a % of total loans	0.22%	0.33%	0.25%
Net charge-offs, quarter	$20,061	$8,821	$17,088
Net charge-offs annualized/average loans, quarter	0.21%	0.10%	0.19%
Provision for loan losses, quarter	$149,117	$24,470	$23,569
Provision for unfunded commitments, quarter	9,605	*	*
Provision for credit losses, quarter	$158,722	$24,470	$23,569
Allowance for loan losses	493,452	281,402	257,036
Reserve for unfunded commitments	38,420	1,375	1,070
Allowance for credit losses	$531,872	$282,777	$258,106
ACL to loans coverage ratio	1.39%	0.76%	0.72%
ALL to loans coverage ratio	1.29	0.76	0.72
ACL/NPLs	340.32	278.23	179.27
ALL/NPLs	315.74	276.87	178.53

* Prior to CECL implementation on January 1, 2020, the provision for unfunded commitments was reflected within other non-interest expense.
Non-performing Assets
Total NPAs as a percentage of total loans, ORE, and specific other assets were 0.50% at March 31, 2020 compared to 0.37% at December 31, 2019 and 0.44% at March 31, 2019. Total NPAs were $190.0 million at March 31, 2020 compared to $137.4 million at December 31, 2019 and $155.3 million at March 31, 2019. The sequential increase in NPLs and NPAs primarily related to the designation of a large C&I relationship as non-performing which is collateralized and carries a specific reserve. The NPL ratio at 0.41% at March 31, 2020 is up only 1 bp over March 31, 2019, and total past dues of 0.22% at March 31, 2020 improved over both December 31, 2019 and March 31, 2019.

Provision for Credit Losses and Allowance for Credit Losses
Synovus' adoption of CECL resulted in a January 1, 2020 ACL increase of $110.4 million, or 39.1%, over December 31, 2019. Provision for credit losses of $158.7 million for the three months ended March 31, 2020 included the impact of the COVID-19 healthcare crisis and the first quarter under CECL. The ACL at March 31, 2020 totaled $531.9 million consisting of an ALL of $493.5 million and reserve for unfunded commitments of $38.4 million, resulting in an ACL to loans coverage ratio of 1.39% and an ACL to NPLs ratio of 340%.
Our modeling process incorporates quantitative and qualitative considerations that are used to inform CECL estimates. The internally developed economic forecast used to determine the allowance for credit losses as of March 31, 2020 was approved late in the first quarter, pursuant to Synovus' economic forecasting governance processes. Between that approval date and March 31, 2020, we saw further deterioration in the economic outlook which resulted in the need for a qualitative overlay to our allowance for credit losses. The qualitative overlay of $37.3 million adds 10 bps to the allowance for credit losses and better aligns the total allowance with the economic indicators and forecasts at March 31, 2020. Economic projections are an important consideration in CECL estimates. Significant economic uncertainty remains as a result of the continuing healthcare crisis and the ultimate impact of government stimulation efforts. If our economic outlook on June 30, 2020 evidences further deterioration, as might be suggested by certain external economic forecasts, then we would expect to see a further increase in the allowance for credit losses.

Table 8 - Accruing TDRs by Risk Grade
	March 31, 2020		December 31, 2019		March 31, 2019
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Pass	$75,073	46.9%	$70,574	53.0%	$54,999	49.0%
Special Mention	10,925	6.8	11,735	8.8	13,188	11.8
Substandard accruing	74,130	46.3	50,836	38.2	44,018	39.2
Total accruing TDRs	$160,128	100.0%	$133,145	100.0%	$112,205	100.0%

Troubled Debt Restructurings
Accruing TDRs were $160.1 million at March 31, 2020, compared to $133.1 million at December 31, 2019 and $112.2 million at March 31, 2019. Accruing TDRs increased $27.0 million from December 31, 2019 and $47.9 million from March 31, 2019. Non-accruing TDRs were $12.8 million at March 31, 2020, compared to $17.1 million at December 31, 2019 and $22.3 million at March 31, 2019. The primary driver of the increase in accruing TDRs compared to December 31, 2019 is a result of a large relationship being designated as an accruing TDR due to interest rate and term concessions.
Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At March 31, 2020, December 31, 2019, and March 31, 2019, approximately 98%, 99%, and 99%, respectively, of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have continued to remain at low levels.
Non-TDR Modifications due to COVID-19
Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In this statement, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and that the agencies will not criticize institutions for working with borrowers in a safe and sound manner. Moreover, the revised statement provides that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Section 4013 of The CARES Act allows banks to elect to not consider loan modifications related to COVID-19 that are made between March 1, 2020 and the earlier of December 31, 2020, or 60 days after the COVID-19 national emergency ends to borrowers that are current (i.e., less than 30 days past due as of December 31, 2019) as TDRs. The regulatory agencies further stated that performing loans granted payment deferrals due to COVID-19 are not considered past due or non-accrual. FASB confirmed the foregoing regulatory agencies' view, that such short-term modifications (e.g., six months) made on a good-faith basis in response to COVID-19 for borrowers who are current are not TDRs. Accordingly, beginning in late March 2020, Synovus provided relief programs consisting primarily of 90-day payment deferral relief to borrowers negatively impacted by COVID-19. At March 31, 2020, Synovus had approved payment deferral relief to borrowers due to the effects of COVID-19 on approximately $2.4 billion, or approximately 6%, of our loan portfolio. As of May 7, 2020, Synovus had approved payment deferral relief on approximately $5.8 billion, or 15%, of our loan portfolio.

Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by their primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach to the Basel III Final Rule. At March 31, 2020, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 9 - Capital Ratios
(dollars in thousands)	March 31, 2020	December 31, 2019
CET1 capital
Synovus Financial Corp.	$3,744,415	$3,743,459
Synovus Bank	4,607,218	4,640,501
Tier 1 risk-based capital
Synovus Financial Corp.	4,281,560	4,280,604
Synovus Bank	4,607,218	4,640,501
Total risk-based capital
Synovus Financial Corp.	5,289,039	5,123,381
Synovus Bank	5,054,697	4,923,279
CET1 capital ratio
Synovus Financial Corp.	8.70%	8.95%
Synovus Bank	10.69	11.10
Tier 1 risk-based capital ratio
Synovus Financial Corp.	9.95	10.23
Synovus Bank	10.69	11.10
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.29	12.25
Synovus Bank	11.72	11.78
Leverage ratio
Synovus Financial Corp.	8.92	9.16
Synovus Bank	9.62	9.94
Tangible common equity ratio(1)
Synovus Financial Corp.	7.94	8.08

(1)  See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
At March 31, 2020, Synovus' CET1 ratio was 8.70%, well in excess of regulatory requirements including the capital conservation buffer of 2.5%. The 25 bps decline in Synovus' CET1 ratio from December 31, 2019 was largely due to the increase in risk-weighted assets from loan growth of $1.10 billion. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 11 - Regulatory Capital" to the consolidated financial statements of Synovus' 2019 Form 10-K. Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements inclusive of the capital conservation buffer.
Synovus is suspending share repurchase activity beyond the $16.2 million (450 thousand shares) of its common stock repurchased during the first quarter under the share repurchase program announced on January 24, 2020, due to greater economic uncertainty.
On March 27, 2020, the federal banking regulators issued an interim final rule, updating CECL transition options, which allows electing banking organizations to delay an estimate of the effect of CECL on regulatory capital for up to two years, followed by a three-year phase-in transition period. Synovus adopted CECL on January 1, 2020 and the March 31, 2020 regulatory capital ratios reflect Synovus' election of the five-year transition provision. For additional information on Synovus' adoption of CECL, see "Part I - Item 1. Financial Statements and Supplementary Data - Note 1 - Basis of Presentation and Accounting Policies" in this Report.

Dividends
Synovus has historically paid a quarterly cash dividend to the holders of its common stock. Management and the Board of Directors closely monitor current and projected capital levels, liquidity (including dividends from subsidiaries), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends. As Synovus navigates through the current recession, the approach to common stock dividends will be continually evaluated based on an assessment of long-term earnings, capital projections, and liquidity.
Synovus' ability to pay dividends on its common stock and preferred stock is primarily dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities.
Synovus declared common stock dividends of $48.6 million, or $0.33 per common share, for the three months ended March 31, 2020, up from $47.2 million, or $0.30 per common share, for the three months ended March 31, 2019, respectively. In addition, Synovus declared dividends on its preferred stock of $8.3 million and $3.2 million during the three months ended March 31, 2020 and 2019, respectively.
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
In accordance with Synovus policies and regulatory guidance, ALCO evaluates contractual and anticipated cash flows under normal and stressed conditions to properly manage the Company’s liquidity profile. Synovus places an emphasis on maintaining numerous sources of current and contingent liquidity to meet its obligations to depositors, borrowers, and creditors on a timely basis. Liquidity is generated through various sources, including, but not limited to, maturities and repayments of loans by customers, maturities and sales of investment securities, and growth in core or wholesale deposits. Management continuously monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to manage customer deposit withdrawals, loan requests, and other funding demands.
Synovus Bank also generates liquidity through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank also has the capacity to access funding through its membership in the FHLB system and through the Federal Reserve Discount Window. During the first quarter of 2020, Synovus increased its FHLB availability by over $2.0 billion through expanding pledged collateral. At March 31, 2020, based on currently pledged collateral, Synovus Bank had access to incremental FHLB funding of $3.20 billion, subject to FHLB credit policies. In addition, Synovus expects to have considerable liquidity available through the Federal Reserve's Paycheck Protection Program Lending Facility.
In addition to bank level liquidity management, Synovus must manage liquidity at the parent company level for various operating needs including the servicing of debt, the payment of dividends on our common stock and preferred stock, share repurchases, payment of general corporate expenses and potential capital infusions into subsidiaries. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and the Federal Reserve Bank. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity, and overall condition. In addition, both the GA DBF and Federal Reserve Bank may require approval to pay dividends, based on certain regulatory statutes and limitations.
On February 12, 2020, Synovus Bank issued $400.0 million aggregate principal amount of 2.289% Fixed-to-Floating Rate Senior Bank Notes due 2023. From and including the original issue date to, but excluding, February 10, 2022, the Notes bear interest at a fixed rate of 2.289% per annum, payable semi-annually in arrears on each February 10 and August 10, beginning on August 10, 2020. Unless redeemed, from and including February 10, 2022 to but excluding the Maturity Date, the interest rate on the Notes is computed quarterly using an interest rate based on the SOFR with a daily index maturity plus a spread of 94.5 bps per annum, payable quarterly in arrears. Synovus Bank may redeem the Notes, at its option, on February 10, 2022 (which is the date that is one year prior to the Maturity Date) upon not less than 10 nor more than 60 days’ prior notice given to holders of the Notes. The redemption price for any redemption is 100% of the principal amount of the Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption. The Notes are not redeemable at the option or election of holders.
On February 25, 2020, Synovus terminated a $250.0 million long-term FHLB obligation and incurred a $1.9 million loss on early extinguishment of debt.

Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank were to increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I- Item 1A. Risk Factors - the COVID-19 pandemic has resulted in significant market volatility and lower interest rates that could materially affect Synovus’ results of operations and access to capital" of this Report and "Part I – Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results" of Synovus' 2019 Form 10-K. Furthermore, Synovus may, from time to time, take advantage of attractive market opportunities to refinance its existing debt, redeem its preferred stock, or strengthen its liquidity or capital position.
Earning Assets and Sources of Funds
Average total assets for the three months ended March 31, 2020 increased $2.90 billion, or 6.3%, to $48.70 billion as compared to $45.79 billion for the first three months of 2019. Average earning assets increased $2.40 billion, or 5.6%, in the first three months of 2020 compared to the same period in 2019 and represented 92.3% of average total assets at March 31, 2020, as compared to 92.9% at March 31, 2019. The increase in average earning assets primarily resulted from a $2.16 billion increase in average loans, net, and a $143.8 million increase in average investment securities.
Average interest-bearing liabilities increased $2.00 billion, or 6.4%, to $33.51 billion for the first three months of 2020 compared to the same period in 2019. The increase in average interest-bearing liabilities resulted from a $1.74 billion, or 15.6%, increase in average money market deposits, a $866.9 million increase in other short-term borrowings, and a $694.7 million increase in average long-term debt, including $400.0 million of senior notes issued in February 2020. These increases were partially offset by a $1.32 billion, or 12.8%, decrease in average time deposits. Average non-interest-bearing demand deposits increased $354.8 million, or 3.9%, to $9.41 billion for the first three months of 2020 compared to the same period in 2019.
Net interest income was $373.3 million for the three months ended March 31, 2020, down $23.9 million, or 6.0%, compared to the same period of 2019. The net interest margin was down 41 bps to 3.37%, due primarily to the decline in market interest rates and decline of $17.3 million in PAA primarily comprised of $5.8 million of loan accretion and $11.0 million of deposit premium amortization associated with the FCB acquisition. For the three months ended March 31, 2020, the yield on earning assets was 4.33%, a decrease of 47 bps compared to the three months ended March 31, 2019, while the total cost of funds decreased 3 bps to 1.04%. The yield on loans decreased 55 bps to 4.62% while the yield on investment securities increased 3 bps to 3.09% over the three months ended March 31, 2019.
On a sequential quarter basis, net interest income was down $26.0 million, or 6.5%, and the net interest margin for the first quarter was 3.37%, which was down 28 bps compared to the fourth quarter of 2019. The sequential quarter decline in net interest income and margin included a decline of $24.8 million in PAA primarily comprised of $13.6 million of loan accretion and $11.0 million of deposit premium amortization associated with the FCB acquisition as well as declines in market interest rates including a series of emergency rate cuts by the Federal Reserve in March. The net interest margin, excluding the impact of purchase accounting adjustments, was down 5 bps sequentially to 3.35% for the first quarter of 2020, driven by a 13 bp decrease in the yield on earning assets and a 8 bp decrease in the effective cost of funds.
Synovus expects net interest income in the second quarter to be relatively flat compared to first quarter levels as a result of significant loan growth associated with the PPP. However, with this growth, along with a depressed rate environment and an elevated cash position, we expect continued downward pressure on our net interest margin in the second quarter.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Table 10 - Average Balances and Yields/Rates	2020	2019
(dollars in thousands) (yields and rates annualized)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Earning Assets:
Investment securities(1)(2)	$6,680,047	6,696,768	6,831,036	6,955,386	6,536,199
Yield	3.09%	3.12	3.14	3.03	3.06
Trading account assets(3)	$6,306	7,986	5,519	4,853	2,049
Yield	2.70%	2.69	4.01	1.83	1.30
Commercial loans(2)(4)	$27,607,343	26,698,202	26,568,194	26,353,973	26,140,672
Yield	4.57%	4.82	5.09	5.13	5.16
Consumer loans(4)	$9,985,702	9,809,832	9,633,603	9,423,427	9,180,679
Yield	4.60%	5.07	5.08	5.17	5.10
Allowance for loan losses	$(368,033)	(269,052)	(258,024)	(259,284)	(252,815)
Loans, net(4)	$37,225,012	36,238,982	35,943,773	35,518,116	35,068,536
Yield	4.62%	4.93	5.13	5.17	5.17
Mortgage loans held for sale	$86,415	117,909	99,556	70,497	34,913
Yield	3.67%	3.77	3.93	4.27	4.48
Other earning assets(5)	$652,130	514,635	513,160	511,488	679,477
Yield	1.02%	1.71	2.08	2.37	2.45
Federal Home Loan Bank and Federal Reserve Bank Stock(3)	$284,082	278,586	254,994	234,949	211,408
Yield	3.38%	2.85	3.85	3.29	4.82
Total interest earning assets	$44,933,992	43,854,866	43,648,038	43,295,289	42,532,582
Yield	4.33%	4.60	4.78	4.79	4.80
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$6,445,986	6,381,282	6,138,810	6,335,953	6,393,304
Rate	0.51%	0.60	0.69	0.71	0.68
Money market accounts, excluding brokered deposits	$11,548,014	10,526,296	10,138,783	10,024,836	10,244,556
Rate	1.00%	1.13	1.26	1.23	1.18
Savings deposits	$926,822	915,640	900,366	904,183	901,059
Rate	0.05%	0.05	0.05	0.05	0.06
Time deposits under $100,000	$1,761,741	1,873,350	2,100,492	2,245,878	2,238,568
Rate	1.64%	1.27	1.39	1.39	1.24
Time deposits over $100,000	$5,051,705	5,198,266	5,957,691	6,331,665	6,211,067
Rate	2.04%	1.51	1.69	1.70	1.60
Non-maturing brokered deposits	$1,376,669	1,156,131	993,078	766,718	937,630
Rate	1.42%	1.84	2.47	2.46	2.60
Brokered time deposits	$2,166,496	2,121,069	2,119,149	1,985,589	1,845,819
Rate	2.11%	2.16	2.27	2.28	2.13
Total interest-bearing deposits	$29,277,433	28,172,034	28,348,369	28,594,822	28,772,003
Rate	1.18%	1.16	1.32	1.30	1.24
Federal funds purchased and securities sold under repurchase agreements	$167,324	192,731	221,045	300,168	233,076
Rate	0.30%	0.24	0.22	0.20	0.22
Other short-term borrowings	$1,384,362	1,565,507	1,307,370	1,090,581	517,456
Rate	1.66%	1.87	2.31	2.59	2.58
Long-term debt	$2,678,651	2,153,983	2,286,221	2,114,819	1,983,910
Rate	2.78%	3.07	3.32	3.53	3.33
Total interest-bearing liabilities	$33,507,770	32,084,255	32,163,005	32,100,390	31,506,445
Rate	1.30%	1.30	1.47	1.48	1.38
Non-interest-bearing demand deposits	$9,409,774	9,706,784	9,365,776	9,304,839	9,054,949
Cost of funds	1.04%	1.02	1.16	1.15	1.07
Effective cost of funds(6)	0.96%	0.95	1.09	1.10	1.02
Net interest margin	3.37%	3.65	3.69	3.69	3.78
Taxable equivalent adjustment(2)	$786	769	819	811	630

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

Net Interest Income and Rate/Volume Analysis
        The following table sets forth the major components of net interest income and the related annualized yields and rates for the three months ended March 31, 2020 and 2019, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Table 11 - Net Interest Income and Rate/Volume Analysis
	Three Months Ended March 31,						2020 Compared to 2019
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2020	2019	2020	2019	2020	2019	Volume	Rate
Assets
Interest earning assets:
Investment securities	$6,680,047	$6,536,199	$51,655	$49,986	3.09%	3.06%	$1,094	$575	$1,669
Trading account assets	6,306	2,049	43	7	2.70	1.30	14	22	36
Taxable loans, net(1)	37,177,611	34,987,418	424,387	445,602	4.59	5.17	28,154	(49,369)	(21,215)
Tax-exempt loans, net(1)(2)	415,434	333,933	3,734	2,770	3.61	3.36	681	283	964
Allowance for loan losses	(368,033)	(252,815)
Loans, net	37,225,012	35,068,536	428,121	448,372	4.62	5.17	28,835	(49,086)	(20,251)
Mortgage loans held for sale	86,415	34,913	792	391	3.67	4.48	574	(173)	401
Other earning assets(3)	652,130	679,477	1,675	4,164	1.02	2.45	(166)	(2,323)	(2,489)
Federal Home Loan Bank and Federal Reserve Bank stock	284,082	211,408	2,397	2,549	3.38	4.82	871	(1,023)	(152)
Total interest earning assets	44,933,992	42,532,582	484,683	505,469	4.33	4.80	31,222	(52,008)	(20,786)
Cash and due from banks	515,153	519,073
Premises and equipment, net	491,244	479,200
Other real estate	13,395	14,078
Cash surrender value of bank-owned life insurance	892,861	764,590
Other assets(4)	1,849,950	1,485,098
Total assets	$48,696,595	$45,794,621

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,445,986	$6,393,304	$8,109	$10,681	0.51%	0.68%	$89	$(2,661)	$(2,572)
Money market accounts	12,924,683	11,182,186	33,625	35,833	1.05	1.30	5,632	(7,840)	(2,208)
Savings deposits	926,822	901,059	110	138	0.05	0.06	4	(32)	(28)
Time deposits	8,979,942	10,295,454	44,158	41,032	1.98	1.62	(5,299)	8,425	3,126
Federal funds purchased and securities sold under repurchase agreements	167,324	233,076	127	127	0.30	0.22	(36)	36	—
Other short-term borrowings	1,384,362	517,456	5,805	3,336	1.66	2.58	5,561	(3,092)	2,469
Long-term debt	2,678,651	1,983,910	18,703	16,517	2.78	3.33	5,752	(3,566)	2,186
Total interest-bearing liabilities	33,507,770	31,506,445	110,637	107,664	1.30	1.38	11,703	(8,730)	2,973
Non-interest-bearing deposits	9,409,774	9,054,949
Other liabilities	817,627	716,527
Shareholders' equity	4,961,424	4,516,700
Total liabilities and equity	$48,696,595	$45,794,621
Interest rate spread:					3.03%	3.42%
Net interest income - FTE/margin(5)			$374,046	$397,805	3.37%	3.78%	$19,519	$(43,278)	$(23,759)
Taxable equivalent adjustment			786	630
Net interest income, actual			$373,260	$397,175

(1) Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2020 - $7.9 million, 2019 - $8.2 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(3) Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(4) Includes average net unrealized gains (losses) on investment securities available for sale of $166.8 million and $(85.6) million for the three months ended March 31, 2020 and 2019, respectively.
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
Synovus has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25% and the current prime rate of 3.25%. Synovus has modeled the impact of a gradual increase in the targeted federal funds range and the prime rate of 100 and 200 bps and a gradual decline of 25 bps to determine the sensitivity of net interest income for the next twelve months. Synovus' current rate risk position is considered modestly asset-sensitive and would be expected to benefit net interest income in a rising interest rate environment and reduce net interest income in a declining interest rate environment. The following table represents the estimated sensitivity of net interest income at March 31, 2020, with comparable information for December 31, 2019.

Table 12 - Twelve Month Net Interest Income Sensitivity
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)
Change in Short-term Interest Rates (in bps)	March 31, 2020	December 31, 2019
+200	2.8%	2.8%
+100	0.6%	2.0%
Flat	—%	—%
-25	(0.7)%	N/A

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
LIBOR
In July 2017, the Financial Conduct Authority (FCA), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021, confirming the continuation of LIBOR will not be guaranteed beyond that date. However, due to the COVID-19 pandemic, the FCA has since softened its stance on the pre-cessation end dates scheduled in 2020 and early 2021 on the issuance of instruments tied to LIBOR. The ARRC has proposed SOFR as its preferred rate as an alternative to LIBOR and has proposed a paced market transition plan to SOFR from LIBOR. The ARRC recently recommended a spread adjustment methodology for cash products based on a historical median over a five-year lookback period calculating the difference between LIBOR and SOFR. Organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. As noted within our 10-K Risk Factors, Synovus holds instruments that may be impacted by the discontinuance of LIBOR including floating rate obligations, loans, deposits, derivatives and hedges, and other financial instruments but is not able to currently predict the associated financial impacts of the transition to an alternative reference rate. Synovus has established a cross-functional LIBOR transition working group that is in the process of i) assessing the Company's current exposure to LIBOR indexed instruments and the data, systems and processes that may also be impacted; ii) establishing an implementation plan; and iii) developing a formal governance structure for the transition.

Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for loan losses, fair value measurements and income taxes. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in Synovus' 2019 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. Excluding the adoption of ASU 2016-13, Financial Instruments-Credit Losses (CECL) on January 1, 2020 as disclosed in "Part I - Item 1. Financial Statements and Supplementary Data - Note 1 - Basis of Presentation and Accounting Policies" in this Report, there have been no significant changes to the accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2019 Form 10-K.

Non-GAAP Financial Measures
The measures entitled adjusted non-interest revenue; adjusted non-interest expense; adjusted total revenues; adjusted tangible efficiency ratio; adjusted net income per common share, diluted; adjusted return on average assets; adjusted return on average common equity; adjusted return on average tangible common equity; and tangible common equity ratio are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest revenue; total non-interest expense; total revenues; efficiency ratio-FTE; net income per common share, diluted; return on average assets; return on average common equity; and the ratio of total shareholders' equity to total assets, respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted total revenues and adjusted non-interest revenue are measures used by management to evaluate non-interest revenue exclusive of net investment securities gains and changes in fair value of private equity investments, net. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income per common share, diluted, adjusted return on average assets, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. Adjusted return on average tangible common equity is a measure used by management to compare Synovus' performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity ratio is used by management to assess the strength of our capital position. The computations of these measures are set forth in the tables below.

Table 14 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Adjusted non-interest revenue
Total non-interest revenue	$103,857	$79,378
Subtract: Investment securities gains, net	(8,734)	(75)
Add/subtract: Decrease (increase) in fair value of private equity investments, net	4,255	(858)
Adjusted non-interest revenue	$99,378	$78,445

Adjusted non-interest expense
Total non-interest expense	$276,279	$292,410
Subtract: Merger-related expense	—	(49,738)
Subtract: Restructuring charges, net	(3,220)	(19)
Subtract: Loss on early extinguishment of debt, net	(1,904)	—
Adjusted non-interest expense	$271,155	$242,653

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended
(in thousands, except per share data)	March 31, 2020	March 31, 2019
Adjusted total revenues and adjusted tangible efficiency ratio
Adjusted non-interest expense	$271,155	$242,653
Subtract: Amortization of intangibles	(2,640)	(3,392)
Adjusted tangible non-interest expense	$268,515	$239,261

Net interest income	$373,260	$397,175
Add: Tax equivalent adjustment	786	630
Add: Total non-interest revenue	103,857	79,378
Total FTE revenues	$477,903	$477,183
Subtract: Investment securities gains, net	(8,734)	(75)
Add/subtract: Decrease (increase) in fair value of private equity investments, net	4,255	(858)
Adjusted total revenues	$473,424	$476,250
Efficiency ratio-FTE	57.81%	61.28%
Adjusted tangible efficiency ratio	56.72	50.24

Adjusted net income per common share, diluted
Net income available to common shareholders	$30,230	$117,036
Add: Merger-related expense	—	49,738
Add: Restructuring charges, net	3,220	19
Add: Loss on early extinguishment of debt, net	1,904	—
Subtract: Investment securities gains, net	(8,734)	(75)
Add/subtract: Decrease (increase) in fair value of private equity investments, net	4,255	(858)
Subtract: Tax effect of adjustments	(167)	(5,705)
Adjusted net income available to common shareholders	$30,708	$160,155
Weighted average common shares outstanding, diluted	148,401	162,760
Adjusted net income per common share, diluted	$0.21	$0.98

	Three Months Ended
(dollars in thousands)	March 31, 2020	March 31, 2019
Adjusted return on average assets (annualized)
Net income	$38,521	$120,186
Add: Merger-related expense	—	49,738
Add: Restructuring charges, net	3,220	19
Add: Loss on early extinguishment of debt, net	1,904	—
Subtract: Investment securities gains, net	(8,734)	(75)
Add/subtract: Decrease (increase) in fair value of private equity investments, net	4,255	(858)
Subtract: Tax effect of adjustments	(167)	(5,705)
Adjusted net income	$38,999	$163,305
Net income annualized	154,931	487,421
Adjusted net income annualized	156,853	662,293
Total average assets	48,696,595	45,794,621
Return on average assets (annualized)	0.32%	1.06%
Adjusted return on average assets (annualized)	0.32	1.45

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended
(dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Adjusted return on average common equity and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$30,230	$143,393	$117,036
Subtract/add: Merger-related expense	—	(913)	49,738
Add: Restructuring charges, net	3,220	1,259	19
Add: Valuation adjustment to Visa derivative	—	1,111	—
Add: Loss on early extinguishment of debt, net	1,904	—	—
Subtract/add: Investment securities (gains) losses, net	(8,734)	2,157	(75)
Add/subtract: Decrease (increase) in fair value of private equity investments	4,255	(8,100)	(858)
Subtract/add: Tax effect of adjustments	(167)	1,162	(5,705)
Net income available to common shareholders	$30,708	$140,069	$160,155

Adjusted net income available to common shareholders' annualized	$123,507	$555,709	$649,518
Add: Amortization of intangibles	7,868	8,528	10,317
Adjusted net income available to common shareholders excluding amortization of intangibles annualized	$131,375	$564,237	$659,835

Net income available to common shareholders annualized	$121,584	$568,896	$474,646
Add: Amortization of intangibles	7,868	8,528	10,317
Net income available to common shareholders excluding amortization of intangibles	$129,452	$577,424	$484,963

Total average shareholders' equity less preferred stock	$4,424,278	$4,348,250	$4,321,561
Subtract: Goodwill	(497,267)	(488,223)	(480,215)
Subtract: Other intangible assets, net	(54,514)	(57,149)	(75,191)
Total average tangible shareholders' equity less preferred stock	$3,872,497	$3,802,878	$3,766,155
Return on average common equity (annualized)	2.75%	13.08%	10.98%
Adjusted return on average common equity (annualized)	2.79	12.78	15.03
Return on average tangible common equity (annualized)	3.34	15.18	12.88
Adjusted return on average tangible common equity (annualized)	3.39	14.84	17.52

(dollars in thousands)
Tangible common equity ratio	March 31, 2020	December 31, 2019	March 31, 2019
Total assets	$50,619,585	$48,203,282	$46,630,025
Subtract: Goodwill	(497,267)	(497,267)	(485,000)
Subtract: Other intangible assets, net	(53,032)	(55,671)	(74,683)
Tangible assets	$50,069,286	$47,650,344	$46,070,342
Total shareholders' equity	$5,065,205	$4,941,690	$4,597,753
Subtract: Goodwill	(497,267)	(497,267)	(485,000)
Subtract: Other intangible assets, net	(53,032)	(55,671)	(74,683)
Subtract: Preferred Stock, no par value	(537,145)	(537,145)	(195,140)
Tangible common equity	$3,977,761	$3,851,607	$3,842,930
Total shareholders' equity to total assets ratio	10.01%	10.25%	9.86%
Tangible common equity ratio	7.94	8.08	8.34

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

PART II. – OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
Synovus and its subsidiaries are subject to various legal proceedings, claims and disputes that arise in the ordinary course of its business. Additionally, in the ordinary course of its business, Synovus and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. Synovus, like many other financial institutions, has been the target of legal actions and other proceedings asserting claims for damages and related relief for losses. These actions include mortgage loan and other loan put-back claims, claims and counterclaims asserted by individual borrowers related to their loans, allegations of violations of state and federal laws and regulations relating to banking practices, and allegations related to Synovus' participation in government stimulus programs, including putative class action matters. In addition to actual damages, if Synovus does not prevail in such asserted legal actions, credit-related litigation could result in additional write-downs or charge-offs of assets, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off were to occur.
Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect of Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations and financial condition for any particular period. For additional information, see "Part I - Item 1. Financial Statements and Supplementary Data - Note 10 - Commitments and Contingencies" of this Report, which Note is incorporated herein by this reference.
ITEM 1A. – RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in "Part I - Item IA - Risk Factors” of Synovus' 2019 Form 10-K which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. In addition, these risks may be heightened by the disruption and uncertainty resulting from COVID-19. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
Other than the risk factors set forth below related to COVID-19, there are no material changes during the period covered by this Report to the risk factors previously disclosed in Synovus' 2019 Form 10-K.
The COVID-19 pandemic has resulted in significant economic uncertainty and disruption in Synovus’ markets.
In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the U.S. declared a national emergency throughout the U.S. attributable to such outbreak. The outbreak has become increasingly widespread in the U.S., including in the markets in which Synovus operates. Though the magnitude of the impact remains to be seen, Synovus has taken a number of steps to assess the effects of the outbreak and mitigate the adverse consequences to its businesses. Nonetheless, Synovus’s business will likely be adversely impacted by the outbreak of COVID-19.
As previously disclosed in “Part I - Item IA - Risk Factors” of Synovus' 2019 Form 10-K, Synovus’ operations and profitability are impacted by business and economic conditions generally, as well as those in the primary banking markets in which it operates. The COVID-19 pandemic has resulted in historic job losses and decreases in economic activity. While the duration and full extent of job losses and magnitude of economic dislocation are not yet known, it is clear that they may impact the ability of individuals and businesses to make payments, adversely affect the value of underlying collateral and the ability of guarantors to make payments in the case of default, which may decrease demand for Synovus’ products and services and otherwise adversely impact Synovus’ financial condition, results of operations and business. While the U.S. and various state and local governments have implemented various programs designed to aid individuals and businesses, the impact of, and extent to which, these efforts will be successful cannot be determined at this time.
Specifically, many of Synovus’ customers and counterparties have been and may continue to be adversely impacted by the COVID-19 pandemic and resulting economic downturn. As a result, Synovus has faced and may continue to face a decrease in demand for certain products, reduced access to its branches by its customers, and disruptions in the operations of its vendors and third party partners. The pandemic could also result in recognition of additional credit losses in Synovus’ loan portfolios and increase its allowance for credit losses as both businesses and consumers are negatively impacted by the economic downturn. In addition, in future periods Synovus will be required to evaluate the impact of COVID-19 on the carrying value of certain of its assets, including goodwill, and to conduct impairments tests on those assets, which may result in impairment charges on these assets in future periods that could be material. Synovus may also be required to take valuation allowances with respect to its deferred tax assets in future periods in the event it suffers losses or has reduced income or is unable to rely on future forecasts due to the uncertainty resulting from COVID-19.

Any of these occurrences could have a material adverse effect on Synovus’ financial condition, results of operations and business. The extent to which the pandemic impacts Synovus’ results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the pandemic, government and regulatory responses to the pandemic, new information which may emerge concerning its severity and the actions necessary to contain it or address its impact, among others. Behavioral changes are not fully known and may not be temporary.
The COVID-19 pandemic has resulted in significant market volatility and lower interest rates that could materially affect Synovus’ results of operations and access to capital.
The COVID-19 pandemic has also caused significant recent volatility in financial markets and adverse economic conditions and may have significant long-term adverse effects on the U.S. economy, including increased instability in capital markets, declines in business and consumer confidence, reduction in economic activity, increased unemployment and recession. This may result in decreased capital and liquidity. If the economic situation deteriorates, federal and state regulators may also consider taking actions such as suspension of dividends, share repurchases and other capital distributions in order to conserve capital and retain capacity, any of which could adversely impact Synovus’ business. Further, sustained adverse effects from the COVID-19 pandemic may also prevent us from satisfying our regulatory and other supervisory requirements or result in downgrades in our credit ratings, making it more difficult to access the capital markets.
Additionally, the economic disruption caused by COVID-19 has resulted in a number of Federal Reserve actions resulting in market interest rates declining significantly. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the Federal Reserve reduced the target federal funds rate by 50 bps to 1.00% to 1.25%. On March 15, 2020, the Federal Reserve further reduced the target federal funds rate by 100 bps to 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. The Federal Reserve reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020. We expect that these reductions in interest rates, especially if prolonged, could adversely affect Synovus’ net interest income, net interest margins and profitability.
Furthermore, such low rates increase the risk of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments. Such an occurrence would likely further reduce the interest Synovus earns on loans and other earning assets, while also likely requiring Synovus to pay to maintain its deposits with the Federal Reserve Bank. Synovus’ systems may not be able to handle adequately a negative interest rate environment and not all variable rate instruments are designed for such a circumstance. Synovus cannot predict the nature or timing of future changes in monetary policies in response to COVID-19 or the precise effects that they may have on Synovus’ activities and financial results.
The COVID-19 pandemic has impacted, and will likely continue to impact, Synovus’ operations.
As a result of the COVID-19 pandemic, Synovus has taken significant precautions to ensure the health and safety of its team members and customers, which include operating over 95% of its branches as drive-thru and appointment only branches and having over 80% of its team member working remotely. These precautions could impact demand for Synovus’ products and services. The increased reliance on remote access to information systems increases Synovus’ exposure to potential cybersecurity breaches and could impact Synovus’ productivity. Additionally, Synovus’ business customers are increasingly required to work remotely as well and may not have appropriately secured remote networks may be more vulnerable to cyber-attacks or phishing schemes that could also affect us. Furthermore, if a large proportion of Synovus’ key employees were to contract COVID-19 or be quarantined as a result of the virus, Synovus’ operations could be adversely impacted and its business continuity plans may not prove effective.
Federal, state and local governments have mandated or encouraged financial services companies to make accommodations to borrowers and other customers affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. In addition to the potential affects from negative economic conditions noted above, Synovus instituted a program to help COVID-19 impacted customers. This program includes waiving NSF and monthly service charges and offering payment deferment and other loan relief, as appropriate, for customers impacted by COVID-19. Synovus’ liquidity could be negatively impacted if a significant number of customers apply and are approved for the deferral of payments. In addition, if these deferrals are not effective in mitigating the effect of COVID-19 on Synovus’ customers, it may adversely affect its business and results of operations more substantially over a longer period of time. In addition, a significant amount of the loan growth Synovus experienced in April has been a direct result of PPP loans. This loan growth is likely to end in the near-tern. Furthermore, there has been meaningful litigation against banks such as Synovus related to their participation in the PPP and other government stimulus programs. The costs and effects of such litigation could be material to Synovus.

ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
        (a) None.
        (b) None.
        (c) Issuer Purchases of Equity Securities:
The Company announced on January 24, 2020 that its Board of Directors authorized share repurchases in 2020 at a level that would be consistent with Synovus retaining a 9% CET1 ratio target. In light of current economic uncertainty, Synovus suspended share repurchase activity beyond the $16.2 million completed during the first quarter.

Share Repurchases
(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2020	100	$35.97	100	$196,403
February 2020	350	36.11	350	183,763
March 2020	—	—	—	183,763
Total	450	$36.08	450

(1) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
The foregoing repurchases during the first quarter of 2020 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
        None.
ITEM 4. – MINE SAFETY DISCLOSURES
        None.
ITEM 5. – OTHER INFORMATION
        None.

ITEM 6. – EXHIBITS

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated April 22, 2020, as filed with the SEC on April 24, 2020.

3.2	Restated Bylaws of Synovus, incorporated by reference to Exhibit 3.2 of Synovus' Current Report on Form 8-K dated April 22, 2020, as filed with the SEC on April 24, 2020.

10.1	Summary of Board of Directors Compensation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

May 11, 2020	By:	/s/ Andrew J. Gregory, Jr.
Date		Andrew J. Gregory, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)