Form 10-Q
period 2020-06-30
SYNOVUS FINANCIAL CORP
filed 2020-08-06
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
Commission file number 1-10312

______________________________
SYNOVUS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)
______________________________

Georgia	58-1134883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Bay Avenue, Suite 500
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 4, 2020, 147,312,937 shares of the registrant's common stock, $1.00 par value, were outstanding.

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
ACL – Allowance for credit losses (ALL, reserve on unfunded loan commitments, and reserve, if required, on debt securities)
ALCO – Synovus' Asset Liability Management Committee
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
bp(s) – Basis point(s)
C&I – Commercial and industrial
CARES Act – The Coronavirus Aid, Relief, and Economic Security Act
CECL – Current expected credit losses
CET1 – Common Equity Tier 1 Capital defined by Basel III capital rules
CMO – Collateralized mortgage obligation
Code – Internal Revenue Code
Company – Synovus Financial Corp. and its wholly-owned subsidiaries, except where the context requires otherwise
Covered Litigation – Certain Visa litigation for which Visa is indemnified by Visa USA members
COVID-19 – Coronavirus disease 2019
CRA – Community Reinvestment Act
CRE – Commercial real estate
DCF – Discounted cash flow
Dodd-Frank Act – The Dodd-Frank Wall Street Reform and Consumer Protection Act
EVE – Economic value of equity
Exchange Act – Securities Exchange Act of 1934, as amended
FASB – Financial Accounting Standards Board
FCA – Financial Conduct Authority
i

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
FFIEC Retail Credit Classification Policy – FFIEC Uniform Retail Credit Classification and Account Management Policy
FHLB – Federal Home Loan Bank
FICO – Fair Isaac Corporation
FMS – Financial Management Services, a division of Synovus Bank
FTE – Fully taxable-equivalent
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
LIBOR – London Interbank Offered Rate
LIHTC – Low Income Housing Tax Credit
LTV – Loan-to-collateral value ratio
MBS – Mortgage-backed security
Merger Agreement – Agreement and Plan of Merger by and among Synovus, FCB and Azalea Merger Sub Corp. dated as of July 23, 2018
Merger – The January 1, 2019 merger of Azalea Merger Sub with and into FCB and immediately thereafter, the merger of FCB with and into Synovus, with Synovus continuing as the surviving entity pursuant to the terms and conditions of the Merger Agreement
MLO – Mortgage loan originator
MPS – Merchant processing servicer(s)
MRSU – Market Restricted Share Unit
NAICS – North American Industry Classification System
nm – not meaningful
NPA – Non-performing assets
NPL – Non-performing loans
ii

NSF – Non-sufficient funds
OCI – Other comprehensive income
ORE – Other real estate
PAA – Purchase accounting adjustments
Parent Company – Synovus Financial Corp.
PCD – Purchased Credit Deteriorated
PCI – Purchased Credit Impaired
PD – Probability of Default
PPP – Paycheck Protection Program established as part of the CARES Act and launched on April 3, 2020 by the SBA and Treasury
PSU – Performance Share Unit
RSU – Restricted Share Unit
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
Synovus – Synovus Financial Corp.
Synovus Bank – A Georgia state-chartered bank and wholly-owned subsidiary of Synovus, through which Synovus conducts its banking operations
Synovus' 2019 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2019
Synovus Securities – Synovus Securities, Inc., a wholly-owned subsidiary of Synovus
Synovus Trust – Synovus Trust Company, N.A., a wholly-owned subsidiary of Synovus Bank
TDR – Troubled debt restructuring (as defined in ASC 310-40)
TJCA – U.S. Tax Cuts and Jobs Act of 2017
TSR – Total shareholder return
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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$572,169	$535,846
Interest-bearing funds with Federal Reserve Bank	860,289	553,390
Interest earning deposits with banks	20,719	20,635
Federal funds sold and securities purchased under resale agreements	118,048	77,047
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	1,571,225	1,186,918
Investment securities available for sale, at fair value	7,197,493	6,778,670
Loans held for sale (includes $266,306 and $115,173 measured at fair value, respectively)	900,936	115,173
Loans, net of deferred fees and costs	39,914,297	37,162,450
Allowance for loan losses	(588,648)	(281,402)
Loans, net	39,325,649	36,881,048
Cash surrender value of bank-owned life insurance	1,038,049	775,665
Premises and equipment, net	481,716	493,940
Goodwill	497,267	497,267
Other intangible assets, net	50,392	55,671
Receivable on unsettled securities sales	1,289,116	—
Other assets	1,770,146	1,418,930
Total assets	$54,121,989	$48,203,282
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$12,555,714	$9,439,485
Interest-bearing deposits	31,638,866	28,966,019
Total deposits	44,194,580	38,405,504
Federal funds purchased and securities sold under repurchase agreements	225,576	165,690
Other short-term borrowings	300,000	1,753,560
Long-term debt	2,327,921	2,153,897
Due on unsettled securities purchases	922,952	—
Other liabilities	1,097,992	782,941
Total liabilities	49,069,021	43,261,592
Shareholders' Equity
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,143 shares; issued 167,405,730 and 166,800,623; outstanding 147,312,703 and 147,157,596	167,406	166,801
Additional paid-in capital	3,826,726	3,819,336
Treasury stock, at cost; 20,093,027 and 19,643,027 shares	(731,806)	(715,560)
Accumulated other comprehensive income, net	202,970	65,641
Retained earnings	1,050,527	1,068,327
Total shareholders’ equity	5,052,968	4,941,690
Total liabilities and shareholders' equity	$54,121,989	$48,203,282

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Interest income:
Loans, including fees	$401,997	$457,564	$829,334	$905,333
Investment securities available for sale	44,935	52,794	96,588	102,732
Loans held for sale	1,914	752	2,706	1,165
Federal Reserve Bank balances	394	2,701	1,902	6,371
Other earning assets	2,329	2,320	4,936	5,369
Total interest income	451,569	516,131	935,466	1,020,970
Interest expense:
Deposits	56,474	92,700	142,476	180,383
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	1,778	7,294	7,710	10,757
Long-term debt	16,751	18,875	35,454	35,392
Total interest expense	75,003	118,869	185,640	226,532
Net interest income	376,566	397,262	749,826	794,438
Provision for credit losses(1)	141,851	12,119	300,573	35,688
Net interest income after provision for credit losses	234,715	385,143	449,253	758,750
Non-interest revenue:
Service charges on deposit accounts	15,567	21,994	36,255	42,853
Fiduciary and asset management fees	14,950	14,478	30,124	28,057
Card fees	9,186	11,161	20,136	22,037
Brokerage revenue	9,984	10,052	22,383	19,431
Mortgage banking income	23,530	7,907	35,757	12,962
Capital markets income	6,050	8,916	17,294	14,161
Income from bank-owned life insurance	7,756	5,176	13,794	10,466
Investment securities gains (losses), net	69,409	(1,845)	78,144	(1,771)
Other non-interest revenue	17,052	11,968	23,454	20,989
Total non-interest revenue	173,484	89,807	277,341	169,185
Non-interest expense:
Salaries and other personnel expense	159,597	143,009	309,274	282,436
Net occupancy, equipment, and software expense	41,727	39,851	83,921	78,245
Third-party processing and other services	21,366	19,118	42,846	36,875
Professional fees	15,305	9,312	25,980	15,660
FDIC insurance and other regulatory fees	6,851	7,867	12,129	14,629
Merger-related expense	—	7,401	—	57,140
Other operating expenses	39,295	37,568	86,271	71,552
Total non-interest expense	284,141	264,126	560,421	556,537
Income before income taxes	124,058	210,824	166,173	371,398
Income tax expense	30,866	54,640	34,461	95,028
Net income	93,192	156,184	131,712	276,370
Less: Preferred stock dividends	8,291	3,150	16,581	6,300
Net income available to common shareholders	$84,901	$153,034	$115,131	$270,070
Net income per common share, basic	$0.58	$0.97	$0.78	$1.70
Net income per common share, diluted	0.57	0.96	0.78	1.68
Weighted average common shares outstanding, basic	147,288	157,389	147,300	159,148
Weighted average common shares outstanding, diluted	147,733	159,077	148,067	160,908

(1) Beginning January 1, 2020, provision calculation is based on current expected credit loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,
	2020			2019
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$124,058	$(30,866)	$93,192	$210,824	$(54,640)	$156,184
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	(11,939)	3,092	(8,847)	89,459	(23,169)	66,290
Reclassification adjustment for realized (gains) losses included in net income	(69,409)	17,977	(51,432)	1,845	(478)	1,367
Net change	(81,348)	21,069	(60,279)	91,304	(23,647)	67,657
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	8,823	(2,285)	6,538	—	—	—
Reclassification adjustment for realized (gains) losses included in net income	(270)	70	(200)	—	—	—
Net change	8,553	(2,215)	6,338	—	—	—
Post-retirement unfunded health benefit:
Reclassification adjustment for realized (gains) losses included in net income	—	—	—	(35)	9	(26)
Total other comprehensive income (loss)	$(72,795)	$18,854	$(53,941)	$91,269	$(23,638)	$67,631
Comprehensive income			$39,251			$223,815

	Six Months Ended June 30,
	2020			2019
(in thousands)	Before-tax Amount	Tax Effect	Net of Tax Amount	Before-tax Amount	Tax Effect	Net of Tax Amount
Net income	$166,173	$(34,461)	$131,712	$371,398	$(95,028)	$276,370
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	146,403	(37,919)	108,484	192,241	(49,788)	142,453
Reclassification adjustment for realized (gains) losses included in net income	(78,144)	20,239	(57,905)	1,771	(459)	1,312
Net change	68,259	(17,680)	50,579	194,012	(50,247)	143,765
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	117,462	(30,423)	87,039	—	—	—
Reclassification adjustment for realized (gains) losses included in net income	(390)	101	(289)	—	—	—
Net change	117,072	(30,322)	86,750	—	—	—
Post-retirement unfunded health benefit:
Reclassification adjustment for net gains realized in net income	—	—	—	(70)	14	(56)
Other comprehensive income (loss)	$185,331	$(48,002)	$137,329	$193,942	$(50,233)	$143,709
Comprehensive income			$269,041			$420,079

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, April 1, 2020	$537,145	$167,360	$3,821,357	$(731,806)	$256,911	$1,014,238	$5,065,205
Net income	—	—	—	—	—	93,192	93,192
Other comprehensive loss, net of income taxes	—	—	—	—	(53,941)	—	(53,941)
Cash dividends declared on common stock - $0.33 per share	—	—	—	—	—	(48,612)	(48,612)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(8,291)	(8,291)
Restricted share unit vesting and taxes paid related to net share settlement	—	34	(181)	—	—	—	(147)
Stock options exercised	—	12	200	—	—	—	212
Share-based compensation expense	—	—	5,350	—	—	—	5,350
Balance at June 30, 2020	$537,145	$167,406	$3,826,726	$(731,806)	$202,970	$1,050,527	$5,052,968

Balance, April 1, 2019	$195,140	$165,929	$3,794,262	$(319,898)	$(18,342)	$780,662	$4,597,753
Net income	—	—	—	—	—	156,184	156,184
Other comprehensive income, net of income taxes	—	—	—	—	67,631	—	67,631
Cash dividends declared on common stock - $0.30 per share	—	—	—	—	—	(47,236)	(47,236)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(3,150)	(3,150)
Repurchases of common stock including costs to repurchase	—	—	—	(25,003)	—	—	(25,003)
Restricted share unit vesting and taxes paid related to net share settlement	—	50	(281)	—	—	—	(231)
Stock options exercised	—	101	1,786	—	—	—	1,887
Share-based compensation expense	—	—	5,981	—	—	—	5,981
Balance at June 30, 2019	$195,140	$166,080	$3,801,748	$(344,901)	$49,289	$886,460	$4,753,816

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2019	$537,145	$166,801	$3,819,336	$(715,560)	$65,641	$1,068,327	$4,941,690
Cumulative-effect of change in accounting principle for financial instruments - credit losses (ASU 2016-13), net of tax(1)	—	—	—	—	—	(35,721)	(35,721)
Net income	—	—	—	—	—	131,712	131,712
Other comprehensive income, net of income taxes	—	—	—	—	137,329	—	137,329
Cash dividends declared on common stock - $0.66 per share	—	—	—	—	—	(97,210)	(97,210)
Cash dividends declared on preferred stock(3)	—	—	—	—	—	(16,581)	(16,581)
Repurchases of common stock including costs to repurchase	—	—	—	(16,246)	—	—	(16,246)
Restricted share unit vesting and taxes paid related to net share settlement	—	379	(7,783)	—	—	—	(7,404)
Stock options exercised	—	226	6,253	—	—	—	6,479
Share-based compensation expense	—	—	8,920	—	—	—	8,920
Balance at June 30, 2020	$537,145	$167,406	$3,826,726	$(731,806)	$202,970	$1,050,527	$5,052,968

Balance, December 31, 2018	$195,140	$143,300	$3,060,561	$(1,014,746)	$(94,420)	$843,767	$3,133,602
Cumulative-effect of change in accounting principle for leases (ASU 2016-02), net of tax	—	—	—	—	—	4,270	4,270
Net income	—	—	—	—	—	276,370	276,370
Other comprehensive income, net of income taxes	—	—	—	—	143,709	—	143,709
FCB Acquisition:
Issuance of common stock, net of issuance costs	—	22,043	682,103	—	—	—	704,146
Common stock reissued	—	—	—	1,014,746	—	(137,176)	877,570
Fair value of exchanged equity awards and warrants attributed to purchase price	—	—	43,972	—	—	—	43,972
Cash dividends declared on common stock - $0.60 per share	—	—	—	—	—	(94,471)	(94,471)
Cash dividends declared on preferred stock(3)	—	—	—	—	—	(6,300)	(6,300)
Repurchases of common stock including costs to repurchase	—	—	—	(345,170)	—	—	(345,170)
Restricted share unit vesting and taxes paid related to net share settlement	—	285	(8,928)	—	—	—	(8,643)
Stock options/warrants exercised, net	—	452	7,815	269	—	—	8,536
Share-based compensation expense	—	—	16,225	—	—	—	16,225
Balance at June 30, 2019	$195,140	$166,080	$3,801,748	$(344,901)	$49,289	$886,460	$4,753,816

(1) For additional information, see "Part I - Item 1. Financial Statements and Supplementary Data - Note 1 - Basis of Presentation" in this Report.
(2) For the three months ended June 30, 2020, dividends per share were $0.39 and $0.37 for Series D and Series E Preferred Stock, respectively. For the three months ended June 30, 2019, dividends per share were $0.39 for Series D Preferred Stock.
(3) For the six months ended June 30, 2020, dividends per share were $0.78 and $0.74 for Series D and Series E Preferred Stock, respectively. For the six months ended June 30, 2019, dividends per share were $0.78 for Series D Preferred Stock.
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Operating Activities
Net income	$131,712	$276,370
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for credit losses	300,573	35,688
Depreciation, amortization, and accretion, net	49,921	11,446
Deferred income tax (benefit) expense	(54,741)	27,539
Originations of loans held for sale	(1,806,895)	(325,109)
Proceeds from sales of loans held for sale	1,045,342	287,648
Gain on sales of loans held for sale, net	(25,785)	(8,286)
Increase in other assets(1)	(1,631,678)	(22,191)
Increase (decrease) in other liabilities(1)	1,175,881	(45,265)
Investment securities (gains) losses, net	(78,144)	1,771
Loss on early extinguishment of debt	1,904	—
Share-based compensation expense	8,920	16,225
Net cash (used in) provided by operating activities	(882,990)	255,836
Investing Activities
Net cash received in business combination, net of cash paid	—	201,100
Proceeds from maturities and principal collections of investment securities available for sale	930,004	444,865
Proceeds from sales of investment securities available for sale	2,682,861	1,746,673
Purchases of investment securities available for sale	(3,890,074)	(2,717,383)
Proceeds from sales of equity securities	23,141	—
Proceeds from sales of loans	17,969	44,229
Proceeds from sales of other real estate and other assets	10,373	8,255
Net increase in loans	(2,748,040)	(970,160)
Net redemptions (purchases) of Federal Home Loan Bank stock	71,272	(43,775)
Net purchases of Federal Reserve Bank stock	(454)	(24,239)
Net (purchases) proceeds from settlement of bank-owned life insurance policies	(249,273)	656
Net increase in premises and equipment	(20,186)	(31,767)
Net cash used in investing activities	(3,172,407)	(1,341,546)
Financing Activities
Net increase in deposits	5,788,189	337,552
Net increase in federal funds purchased and securities sold under repurchase agreements	59,886	6,650
Net change in other short-term borrowings	(1,453,560)	680,000
Repayments and redemption of long-term debt	(1,076,759)	—
Proceeds from issuance of long-term debt, net	1,248,441	497,045
Dividends paid to common shareholders	(92,741)	(76,203)
Dividends paid to preferred shareholders	(16,581)	(6,300)
Stock options and warrants exercised	6,479	8,536
Repurchase of common stock	(16,246)	(345,170)
Taxes paid related to net share settlement of equity awards	(7,404)	(8,643)
Net cash provided by financing activities	4,439,704	1,093,467
Increase in cash and cash equivalents including restricted cash	384,307	7,757
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	1,186,918	1,143,564
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$1,571,225	$1,151,321

Supplemental Disclosures:
Income taxes paid	$257	$62,913
Interest paid	194,687	221,475
Non-cash Activities
Common stock issued, treasury stock reissued, equity awards/warrants exchanged to acquire FCB	—	1,625,688
Loans foreclosed and transferred to other real estate	2,013	7,586
Loans transferred to loans held for sale at fair value	933,353	47,927
Dividends declared on common stock during the period but paid after period-end	48,612	47,236
Dividends declared on preferred stock during the period but paid after period-end	5,141	—
(1) Increase in other assets includes $1.29 billion for receivable on unsettled securities sales, and increase in other liabilities includes $923.0 million for amount due on unsettled securities purchases.
See accompanying notes to unaudited interim consolidated financial statements.

Notes to Unaudited Interim Consolidated Financial Statements
Note 1 - Basis of Presentation and Accounting Policies
General
The accompanying unaudited interim consolidated financial statements of Synovus Financial Corp. include the accounts of the Parent Company and its consolidated subsidiaries. Synovus Financial Corp. is a financial services company based in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and retail banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, premium finance, asset-based lending, structured lending, and international banking. Synovus Bank is positioned in markets in the Southeast, with 293 branches and 389 ATMs in Alabama, Florida, Georgia, South Carolina, and Tennessee.
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
Material estimates that are particularly susceptible to change relate to the determination of the ACL; estimates of fair value, including goodwill impairment assessment; income taxes; and contingent liabilities.
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

Regulatory agencies have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of COVID-19. In the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), for example, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and their unwillingness to criticize institutions for working with borrowers in a safe and sound manner. Moreover, the Interagency Statement provided that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Section 4013 of the CARES Act allows banks to elect to not consider loan modifications related to COVID-19 that are made between March 1, 2020 and the earlier of December 31, 2020, or 60 days after the National Emergency ends to borrowers that are current (i.e., less than 30 days past due as of December 31, 2019) as TDRs. The regulatory agencies further stated that performing loans granted payment deferrals due to COVID-19 are not considered past due or non-accrual. FASB confirmed the foregoing regulatory agencies' view, that such short-term modifications (e.g., six months) made on a good-faith basis in response to COVID-19 for borrowers who are current are not TDRs. As such, beginning in late March 2020, Synovus provided relief programs consisting primarily of 90-day payment deferral relief of principal and interest to borrowers negatively impacted by COVID-19 and has accounted for these loan modifications in accordance with ASC 310-40. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2019 Form 10-K for information on Synovus' TDR policy. The deferred payments along with interest accrued during the deferral period are generally due and payable on the maturity date of the existing loan. Based on the terms of the deferral relief program which did not provide for forgiveness of interest, Synovus has recognized interest income on loans during the deferral period.
U.S. Small Business Administration Paycheck Protection Program (PPP)
Synovus is participating in the Paycheck Protection Program (PPP), which is a loan program that originated from the CARES Act and was subsequently expanded by the Paycheck Protection Program and Health Care Enhancement Act ("PPPHCEA Act"). The PPP is designed to provide U.S. small businesses with cash-flow assistance through loans guaranteed by the SBA. If the borrower meets certain criteria and uses the proceeds toward certain eligible expenses in accordance with the requirements of the PPP, the borrower's obligation to repay the loan can be forgiven up to the full principal amount of the loan and any accrued interest. Upon borrower forgiveness, the SBA pays the Company for the principal and accrued interest owed on the loan. If the full principal of the loan is not forgiven, the loan will operate according to the original loan terms with the SBA guaranty remaining. As of June 30, 2020, Synovus had provided nearly $2.9 billion in funding to close to 19,000 customers through the PPP. The average PPP loan was approximately $150 thousand, and the customers that received those loans employ over 335 thousand individuals. As compensation for originating the loans, the Company receives lender processing fees from the SBA ranging from 1% to 5%, based on the size of the loan, which are deferred and will be amortized over the loans' contractual lives and recognized as interest income. Upon forgiveness of a loan by the SBA, any unrecognized net deferred fees related to the loan will be recognized as interest income in that period.

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

On March 27, 2020, the federal banking regulators issued an interim final rule, updating CECL transition options, which allows electing banking organizations to delay an estimate of the effect of CECL on regulatory capital for up to two years, followed by a three-year phase-in transition period. June 30, 2020 regulatory capital ratios reflect Synovus' election of the five-year transition provision.
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
For investment securities available for sale in an unrealized loss position, if Synovus has an intention to sell the security, or it is more likely than not that the security will be required to be sold prior to recovery, the security is written down to its fair value. The write down is charged against the ACL with any additional impairment recorded in earnings. If the aforementioned criteria is not met, Synovus performs a quarterly assessment of its available for sale debt securities to determine if the decline in fair value of a security below its amortized cost is related to credit losses or other factors. Management considers the extent to which fair value is less than amortized cost, the issuer of the security, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. In assessing whether credit related impairment exists, the present value of cash flows expected to be collected from the security is compared to the security's amortized cost. If the present value of cash flows expected to be collected is less than the security's amortized cost basis, the difference is attributable to credit losses. For such differences, Synovus records an ACL with an offset to provision for credit losses expense. Synovus limits the ACL recorded to the amount the security's fair value is less than the amortized cost basis. Impairment losses related to other factors are recognized in other comprehensive income (loss).
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
Allowance for Credit Losses for Loans Held for Investment (ALL)
The allowance for credit losses on loans held for investment are included in the ALL and represent management's estimate of credit losses expected over the life of the loans included in Synovus' existing loans held for investment portfolio. Changes to the allowance are recorded through a provision for credit losses and reduced by loans charged-off, net of recoveries. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain.
Accrued but uncollected interest is recorded in other assets on the consolidated balance sheets. In general, the Company does not record an ACL for accrued interest receivables as allowable per ASC 326-20-30-5A as Synovus' non-accrual policies result in the timely write-off of accrued but uncollected interest.
Credit loss measurement
Synovus' loan loss estimation process includes procedures to appropriately consider the unique characteristics of its loan portfolio segments (C&I, CRE and consumer). These segments are further disaggregated into loan classes, the level at which credit quality is assessed and monitored (as described in the subsequent sections).
The ALL is measured on a collective (pool) basis when similar risk characteristics exist. Loans are grouped based upon the nature of the loan type and are further segregated based upon the individual loan risk ratings. Credit loss assumptions are primarily estimated using a DCF model applied to the aforementioned loan groupings. This model calculates an expected life-of-loan loss percentage for each loan category by considering the forecasted PD, which is the probability that a borrower will default, adjusted for relevant forecasted macroeconomic factors, and LGD, which is the estimate of the amount of net loss in the event of default.
Expected credit losses are estimated over the contractual term of the loan, adjusted for expected prepayments and curtailments when appropriate. Management's determination of the contract term excludes expected extensions, renewals, and modifications unless either of the following applies: there is a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower, or an extension or renewal option is included in the contract at the reporting date that is not unconditionally cancellable by Synovus.
To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made (which is one year for Synovus), the Company reverts, on a straight-line basis back to the historical rates over a one year period.
Life-of-loan loss percentages may also be adjusted, as necessary, for certain quantitative and qualitative factors that in management's judgment are necessary to reflect losses expected in the portfolio. These adjustments address inherent limitations in the quantitative model including uncertainty and limitations, among others.
The above reflects the ALL estimation process for most commercial and consumer sub-pools. In some cases, Synovus may apply other acceptable loss rate models to smaller subpools.
Loans that do not share risk characteristics are individually evaluated on a loan by loan basis with specific reserves, if any, recorded as appropriate. Specific reserves are determined based on two methods: discounted cash flow based upon the loan's contractual effective interest rate or at the fair value of the collateral, less costs to sell if the loan is collateral-dependent.
For individually evaluated loans, under the DCF method, resulting expected credit losses are recorded as a specific reserve with a charge-off for any portion of the expected credit loss that is determined not to be recoverable. The reserve is reassessed each quarter and adjusted as appropriate based on changes in estimated cash flows. Additionally, where guarantors are determined to be a source of repayment, an assessment of the guarantee is required. This guarantee assessment would include, but not be limited to, factors such as type and feature of the guarantee, consideration for the guarantor's financial strength and capacity to service the loan in combination with the guarantor's other financial obligations as well as the guarantor's willingness to assist in servicing the loan.
For individually evaluated loans, if the loan is collateral-dependent, then the fair value of the loan's collateral, less estimated selling costs, is compared to the loan's carrying amount to determine impairment. Fair value is estimated using appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions at the time of valuation, selling costs and anticipated sales values, taking into account management's plans for disposition, which could result in adjustments to the fair value estimates indicated in the appraisals. The assumptions used in determining the amount of the impairment are subject to significant judgment. Use of different assumptions, for example, changes in the fair value of the collateral or management's plans for disposition could have a significant impact on the amount of impairment.
Troubled debt restructurings
The ALL on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate, and not the rate specified with the restructuring, is used to discount the expected cash flows.
Purchased Loans with Credit Deterioration
Purchased loans are evaluated upon acquisition in order to determine if the loan, or pool of loans, has experienced more-than-insignificant deterioration in credit quality since origination or issuance. In the performance of this evaluation, Synovus considers migration of the credit quality of the loans at origination in comparison to the credit quality at acquisition.
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
Allowance for Credit Losses on Off-balance-sheet Credit Exposures
Synovus maintains a separate ACL for off-balance-sheet credit exposures, including unfunded loan commitments, unless the associated obligation is unconditionally cancellable by the Company. This allowance is included in other liabilities on the consolidated balance sheets with offsetting expense recognized as a component of the provision for credit losses on the consolidated statements of income. The reserve for off-balance-sheet credit exposures considers the likelihood that funding will occur and estimates the expected credit losses on resulting commitments expected to be funded over its estimated life using the estimated loss rates on loans held for investment.
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
During 2019, in connection with the FCB acquisition, Synovus incurred merger-related expense totaling $7.4 million and $57.1 million for the three and six months ended June 30, 2019, primarily related to employment compensation agreements, severance, professional services, and contract termination charges.
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 2 - Acquisitions" to the consolidated financial statements of Synovus' 2019 Form 10-K for additional information on Synovus' acquisition of FCB.
Acquisition of Global One
On October 1, 2016, Synovus completed its acquisition of all of the outstanding stock of Global One. Under the terms of the merger agreement, the purchase price included additional annual payments ("Earnout Payments") to Global One's former shareholders over a period not to extend beyond June 30, 2021, with amounts based on a percentage of "Global One Earnings," as defined in the merger agreement. The Earnout Payments consist of shares of Synovus common stock as well as a smaller cash consideration component. During the three months ended June 30, 2020, Synovus recorded a $4.9 million increase to the earnout liability driven by increased earnings and earnings projections of Global One. The total fair value of the earnout liability at June 30, 2020 was $15.9 million.

Note 3 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at June 30, 2020 and December 31, 2019 are summarized below.

	June 30, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$19,921	$—	$—	$19,921
U.S. Government agency securities	168,918	2,504	(56)	171,366
Mortgage-backed securities issued by U.S. Government agencies	860,773	3,721	(66)	864,428
Mortgage-backed securities issued by U.S. Government sponsored enterprises	4,293,563	150,689	—	4,444,252
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,191,630	21,597	(146)	1,213,081
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	342,974	22,335	(56)	365,253
State and municipal securities	1,003	4	—	1,007
Corporate debt securities and other debt securities	119,573	40	(1,428)	118,185
Total investment securities available for sale	$6,998,355	$200,890	$(1,752)	$7,197,493

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$19,855	$—	$—	$19,855
U.S. Government agency securities	35,499	1,042	—	36,541
Mortgage-backed securities issued by U.S. Government agencies	56,328	560	(72)	56,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	5,079,396	103,495	(2,076)	5,180,815
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	629,706	7,349	(204)	636,851
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	357,291	14,301	—	371,592
State and municipal securities	2,069	6	—	2,075
Asset-backed securities	323,237	4,315	(152)	327,400
Corporate debt securities and other debt securities	144,410	2,317	(2)	146,725
Total investment securities available for sale	$6,647,791	$133,385	$(2,506)	$6,778,670

At June 30, 2020 and December 31, 2019, investment securities with a carrying value of $2.49 billion and $1.71 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2020 and December 31, 2019 are presented below.

	June 30, 2020
	Less than 12 Months		12 Months of Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agency securities	$47,091	$(56)	$—	$—	$47,091	$(56)
Mortgage-backed securities issued by U.S. Government agencies	25,126	(66)	—	—	25,126	(66)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	142,634	(146)	—	—	142,634	(146)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	33,285	(56)	—	—	33,285	(56)
Corporate debt securities and other debt securities	42,782	(1,428)	—	—	42,782	(1,428)
Total	$290,918	$(1,752)	$—	$—	$290,918	$(1,752)

	December 31, 2019
	Less than 12 Months		12 Months of Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	$19,543	$(70)	$355	$(2)	19,898	$(72)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	768,040	(2,076)	—	—	768,040	(2,076)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	57,670	(204)	—	—	57,670	(204)
Asset-backed securities	37,156	(116)	4,954	(36)	42,110	(152)
Corporate debt securities and other debt securities	9,505	(2)	—	—	9,505	(2)
Total	$891,914	$(2,468)	$5,309	$(38)	$897,223	$(2,506)

As of June 30, 2020, Synovus had 12 investment securities in a loss position for less than twelve months and no investment securities in a loss position for twelve months or longer. At December 31, 2019, Synovus had 26 investment securities in a loss position for less than twelve months and 5 investment securities in a loss position for twelve months or longer. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses. As such, no write-downs to the amortized cost basis of the portfolio were recorded in the current period. During the latter part of the second quarter of 2020, as part of an overall strategic repositioning of the investment securities portfolio, Synovus realized net gains of $69.4 million from sales of investment securities, including losses of $5.7 million related to the sale of Synovus' remaining portfolio of asset-backed securities.
Synovus has evaluated investment securities that are in an unrealized loss position as of June 30, 2020 and determined the following:
Corporate debt securities - Synovus considers the credit quality of each issuer and whether payments of principal and interest are current. None of the investment securities described above are past due as of June 30, 2020. At June 30, 2020, these securities are rated investment grade and the decline in fair value was largely driven by liquidity and wider market spreads. As such, no ACL was recorded during the period and unrealized losses were recognized in other comprehensive income, net of tax.
The amortized cost and fair value by contractual maturity of investment securities available for sale at June 30, 2020 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at June 30, 2020
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$19,921	$—	$—	$—	$19,921
U.S. Government agency securities	568	27,714	140,636	—	168,918
Mortgage-backed securities issued by U.S. Government agencies	—	1,398	715	858,660	860,773
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	410	83,168	4,209,985	4,293,563
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	273	1,191,357	1,191,630
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	109,753	116,092	117,129	342,974
State and municipal securities	—	—	500	503	1,003
Corporate debt securities and other debt securities	24,049	84,869	8,655	2,000	119,573
Total amortized cost	$44,538	$224,144	$350,039	$6,379,634	$6,998,355

Fair Value
U.S. Treasury securities	$19,921	$—	$—	$—	$19,921
U.S. Government agency securities	571	27,770	143,025	—	171,366
Mortgage-backed securities issued by U.S. Government agencies	—	1,442	743	862,243	864,428
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	423	89,415	4,354,414	4,444,252
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	285	1,212,796	1,213,081
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	116,639	125,274	123,340	365,253
State and municipal securities	—	—	501	506	1,007
Corporate debt securities and other debt securities	23,967	83,922	8,634	1,662	118,185
Total fair value	$44,459	$230,196	$367,877	$6,554,961	$7,197,493

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the three and six months ended June 30, 2020 and 2019 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Proceeds from sales of investment securities available for sale	$2,269,682	$104,434	$2,682,861	$1,746,673
Gross realized gains on sales	75,105	—	83,839	9,129
Gross realized losses on sales(1)	(5,696)	(1,845)	(5,695)	(10,900)
Investment securities gains, net	$69,409	$(1,845)	$78,144	$(1,771)

(1) Losses recognized during 2020 related to the sale of Synovus' remaining portfolio of asset-backed securities during the second quarter of 2020.

Note 4 - Loans and Allowance for Loan Losses
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of June 30, 2020 and December 31, 2019.

Current, Accruing Past Due, and Non-accrual Loans
	June 30, 2020
(in thousands)	Current	Accruing 30-89 Days Past Due (1)	Accruing 90 Days or Greater Past Due (1)	Total Accruing Past Due (1)	Non-accrual with an ALL (1)	Non-accrual without an ALL (1)	Total
Commercial, financial and agricultural	$13,041,583	$9,515	$2,598	$12,113	$67,535	$15,465	$13,136,696
Owner-occupied	6,779,043	1,894	1,038	2,932	9,206	10,399	6,801,580
Total commercial and industrial	19,820,626	11,409	3,636	15,045	76,741	25,864	19,938,276
Investment properties	9,444,615	829	118	947	1,638	—	9,447,200
1-4 family properties	689,660	1,507	1,204	2,711	4,437	—	696,808
Land and development	680,445	469	46	515	2,302	265	683,527
Total commercial real estate	10,814,720	2,805	1,368	4,173	8,377	265	10,827,535
Consumer mortgages	5,786,762	7,176	—	7,176	17,086	352	5,811,376
Home equity lines	1,692,542	3,495	27	3,522	14,200	—	1,710,264
Credit cards	243,333	4,395	2,720	7,115	—	—	250,448
Other consumer loans	1,460,672	8,719	640	9,359	4,552	—	1,474,583
Total consumer	9,183,309	23,785	3,387	27,172	35,838	352	9,246,671
Total loans	$39,818,655	$37,999	$8,391	$46,390	$120,956	$26,481	$40,012,482	(2)

	December 31, 2019
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	ASC 310-30 Loans(3)	Total
Commercial, financial and agricultural	$9,124,285	$38,916	$1,206	$40,122	$56,017	$1,019,135	$10,239,559
Owner-occupied	5,691,095	5,164	576	5,740	9,780	823,196	6,529,811
Total commercial and industrial	14,815,380	44,080	1,782	45,862	65,797	1,842,331	16,769,370
Investment properties	7,264,794	1,344	—	1,344	1,581	1,736,608	9,004,327
1-4 family properties	733,984	2,073	304	2,377	2,253	41,401	780,015
Land and development	629,363	808	—	808	1,110	78,161	709,442
Total commercial real estate	8,628,141	4,225	304	4,529	4,944	1,856,170	10,493,784
Consumer mortgages	3,681,553	4,223	730	4,953	11,369	1,848,493	5,546,368
Home equity lines	1,691,759	7,038	171	7,209	12,034	2,155	1,713,157
Credit cards	263,065	3,076	2,700	5,776	—	—	268,841
Other consumer loans	2,363,101	18,688	616	19,304	5,704	8,185	2,396,294
Total consumer	7,999,478	33,025	4,217	37,242	29,107	1,858,833	9,924,660
Total loans	$31,442,999	$81,330	$6,303	$87,633	$99,848	$5,557,334	$37,187,814	(4)

(1) For purposes of this table, non-performing and past due loans exclude COVID-19 loan modifications.
(2) Total before net deferred fees and costs of $98.2 million.
(3) Represents loans (at fair value) acquired from FCB accounted for under ASC 310-30, net of discount of $90.3 million and payments since Acquisition Date and also include $1.8 million in non-accrual loans, $9.6 million in accruing 90 days or greater past due loans, and $26.5 million in 30-89 days past due loans.
(4) Total before net deferred fees and costs of $25.4 million.
Interest income on non-accrual loans outstanding that would have been recorded if the loans had been current and performing in accordance with their original terms was $2.8 million and $3.4 million for the three months ended June 30, 2020 and 2019, respectively, and $4.9 million and $5.5 million for the six months ended June 30, 2020 and 2019, respectively. Of the interest income recognized during the three months ended June 30, 2020 and 2019, cash-basis interest income was

$484 thousand and $996 thousand, respectively. Cash-basis interest income was $1.4 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively.
Loans with carrying values of $15.42 billion and $12.11 billion, respectively, were pledged as collateral for borrowings and capacity at June 30, 2020 and December 31, 2019, respectively, to the FHLB and Federal Reserve Bank.
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
The risk characteristics and collateral information of each portfolio segment are as follows:
Commercial and Industrial Loans
The C&I loan portfolio is comprised of general middle market and commercial banking clients across a diverse set of industries. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. These loans are secured by collateral such as business equipment, inventory, and real estate. Whether for real estate or non-real estate purpose, credit decisions on loans in the C&I portfolio are based on cash flow from the operations of the business as the primary source of repayment of the debt, with underlying real estate or other collateral being the secondary source of repayment. PPP loans, which are categorized as C&I loans, were $2.71 billion net of unearned fees at June 30, 2020 and are guaranteed by the SBA.
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
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network including first and second residential mortgages, HELOCs, and credit card loans, as well as home improvement loans, student, and personal loans from third-party lending partnerships. The majority of Synovus' consumer loans are consumer mortgages and HELOCs secured by first and second liens on residential real estate primarily located in the markets served by Synovus. The primary source of repayment for all consumer loans is generally the personal income of the borrower(s).

The following table summarizes each loan portfolio class by risk grade and origination as of June 30, 2020.

Loan Portfolio by Risk Grade and Origination
	June 30, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2020	2019	2018	2017	2016	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$3,740,787	$1,597,917	$1,036,299	$708,156	$612,390	$892,294	$4,122,798	$77,917	$12,788,558
Special Mention	7,352	7,740	19,208	31,223	3,910	14,110	61,580	2,820	147,943
Substandard(1)	4,674	11,579	15,952	20,561	11,095	37,335	65,753	1,016	167,965
Doubtful(2)	—	3,721	19,778	186	915	91	6,810	729	32,230
Total commercial, financial and agricultural	3,752,813	1,620,957	1,091,237	760,126	628,310	943,830	4,256,941	82,482	13,136,696
Owner-occupied
Pass	688,033	1,216,238	1,250,906	1,082,002	669,572	1,419,946	308,851	—	6,635,548
Special Mention	2,700	6,233	13,990	6,776	3,219	7,362	—	—	40,280
Substandard(1)	1,101	11,466	35,225	30,457	6,749	31,093	23	—	116,114
Doubtful(2)	—	—	9,638	—	—	—	—	—	9,638
Total owner-occupied	691,834	1,233,937	1,309,759	1,119,235	679,540	1,458,401	308,874	—	6,801,580
Total commercial and industrial	4,444,647	2,854,894	2,400,996	1,879,361	1,307,850	2,402,231	4,565,815	82,482	19,938,276
Investment properties
Pass	584,995	2,148,882	2,367,168	1,568,115	794,784	1,645,276	225,887	—	9,335,107
Special Mention	828	717	—	22,446	21,406	4,499	—	—	49,896
Substandard(1)	154	1,982	4,691	2,328	976	52,026	40	—	62,197
Total investment properties	585,977	2,151,581	2,371,859	1,592,889	817,166	1,701,801	225,927	—	9,447,200
1-4 family properties
Pass	94,373	150,134	90,084	102,285	51,637	124,109	67,053	—	679,675
Special Mention	430	1,996	160	—	807	410	—	—	3,803
Substandard(1)	1,518	922	4,399	1,092	382	2,640	2,377	—	13,330
Total 1-4 family properties	96,321	153,052	94,643	103,377	52,826	127,159	69,430	—	696,808
Land and development
Pass	41,600	222,580	103,868	115,763	21,025	103,966	48,039	—	656,841
Special Mention	—	1,533	2,390	636	—	7,186	5,642	—	17,387
Substandard(1)	1,101	1,274	2,864	630	1,190	2,240	—	—	9,299
Total land and development	42,701	225,387	109,122	117,029	22,215	113,392	53,681	—	683,527
Total commercial real estate	724,999	2,530,020	2,575,624	1,813,295	892,207	1,942,352	349,038	—	10,827,535

Loan Portfolio by Risk Grade and Origination (continued)
	June 30, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2020	2019	2018	2017	2016	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Consumer mortgages
Pass	$1,087,169	$1,042,318	$560,207	$841,101	$826,726	$1,433,288	$991	$—	$5,791,800
Substandard(1)	29	1,116	895	4,741	2,500	10,221	—	—	19,502
Loss(3)	—	—	—	—	—	74	—	—	74
Total consumer mortgages	1,087,198	1,043,434	561,102	845,842	829,226	1,443,583	991	—	5,811,376
Home equity lines
Pass	—	—	—	—	—	—	1,600,837	89,969	1,690,806
Substandard(1)	—	—	—	—	—	—	11,234	6,047	17,281
Doubtful(2)	—	—	—	—	—	—	17	20	37
Loss(3)	—	—	—	—	—	—	1,898	242	2,140
Total home equity lines	—	—	—	—	—	—	1,613,986	96,278	1,710,264
Credit cards
Pass	—	—	—	—	—	—	247,884	—	247,884
Substandard(1)	—	—	—	—	—	—	898	—	898
Loss(4)	—	—	—	—	—	—	1,666	—	1,666
Total credit cards	—	—	—	—	—	—	250,448	—	250,448
Other consumer loans
Pass	259,282	326,999	221,013	196,955	126,927	88,033	249,397	—	1,468,606
Substandard(1)	—	1,246	536	2,517	715	677	286	—	5,977
Total other consumer loans	259,282	328,245	221,549	199,472	127,642	88,710	249,683	—	1,474,583
Total consumer	1,346,480	1,371,679	782,651	1,045,314	956,868	1,532,293	2,115,108	96,278	9,246,671
Total loans(5)	$6,516,126	$6,756,593	$5,759,271	$4,737,970	$3,156,925	$5,876,876	$7,029,961	$178,760	$40,012,482

(1) The majority of loans within Substandard risk grade are accruing loans at June 30, 2020.
(2) Loans within Doubtful risk grade are on non-accrual status and generally have an ALL equal to 50% of the loan amount.
(3) Loans within Loss risk grade are on non-accrual status and have an ALL equal to the full loan amount.
(4) Represent amounts that were 120 days past due. These credits are downgraded to the Loss category with an ALL equal to the full loan amount and are generally charged off upon reaching 181 days past due in accordance with the FFIEC Retail Credit Classification Policy.
(5) Total before net deferred fees and costs of $98.2 million.

Loan Portfolio by Risk Grade
	December 31, 2019
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss(3)		Total
Commercial, financial and agricultural	$9,927,059	$128,506	$182,831	$1,163	$—		$10,239,559
Owner-occupied	6,386,055	58,330	85,426	—	—		6,529,811
Total commercial and industrial	16,313,114	186,836	268,257	1,163	—		16,769,370
Investment properties	8,930,360	16,490	57,477	—	—		9,004,327
1-4 family properties	766,529	3,249	10,237	—	—		780,015
Land and development	681,003	18,643	9,796	—	—		709,442
Total commercial real estate	10,377,892	38,382	77,510	—	—		10,493,784
Consumer mortgages	5,527,746	—	18,376	97	149		5,546,368
Home equity lines	1,697,086	—	14,806	21	1,244		1,713,157
Credit cards	266,146	—	818	—	1,877	(4)	268,841
Other consumer loans	2,390,199	—	6,095	—	—		2,396,294
Total consumer	9,881,177	—	40,095	118	3,270		9,924,660
Total loans(5)	$36,572,183	$225,218	$385,862	$1,281	$3,270		$37,187,814

(1) The majority of loans within Substandard risk grade are accruing loans at December 31, 2019.
(2) Loans within Doubtful risk grade are on non-accrual status and generally have an ALL equal to 50% of the loan amount.
(3) Loans within Loss risk grade are on non-accrual status and have an ALL equal to the full loan amount.
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
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three and six months ended June 30, 2020.

The following tables detail the changes in the ALL by loan segment for the three and six months ended June 30, 2020 and 2019. Additionally, during the three months ended June 30, 2020, Synovus reversed $13.3 million in previously established reserves for credit losses associated with the transfer of $801.0 million in certain third-party lending partnership consumer loans to held for sale loans.

Allowance for Loan Losses Roll Forward
	As Of and For the Three Months Ended June 30, 2020
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$216,950	$107,117	$169,385	$493,452
Charge-offs	(23,245)	(689)	(6,844)	(30,778)
Recoveries	3,261	536	2,935	6,732
Provision for loan losses	32,949	64,562	21,731	119,242
Ending balance	$229,915	$171,526	$187,207	$588,648

	As Of and For the Three Months Ended June 30, 2019
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$135,639	$69,009	$52,388	$257,036
Charge-offs	(11,095)	(861)	(4,909)	(16,865)
Recoveries	1,821	1,954	1,311	5,086
Provision for (reversal of) loan losses	11,639	(6,639)	7,119	12,119
Ending balance	$138,004	$63,463	$55,909	$257,376

	As Of and For the Six Months Ended June 30, 2020
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance, prior to adoption of ASU 2016-13	$145,782	$67,430	$68,190	$281,402
Impact from adoption of ASU 2016-13	(2,310)	(651)	85,955	82,994
Charge-offs	(38,130)	(1,706)	(14,816)	(54,652)
Recoveries	5,002	935	4,608	10,545
Provision for loan losses	119,571	105,518	43,270	268,359
Ending balance	$229,915	$171,526	$187,207	$588,648

	As Of and For the Six Months Ended June 30, 2019
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$133,123	$68,796	$48,636	$250,555
Charge-offs	(24,133)	(2,093)	(11,337)	(37,563)
Recoveries	3,810	2,298	2,588	8,696
Provision for (reversal of) loan losses	25,204	(5,538)	16,022	35,688
Ending balance	$138,004	$63,463	$55,909	$257,376

The ALL of $588.6 million and the reserve for unfunded commitments of $61.0 million, which is recorded in other liabilities, comprise the total ACL of $649.7 million at June 30, 2020. The ACL increased during the second quarter of 2020 by $117.8 million to $649.7 million as of June 30, 2020. Since the adoption of CECL on January 1, 2020, the ACL has increased $256.5 million. The increase for the three and six months ended June 30, 2020 continues to be primarily driven by the deteriorated economic environment caused by the COVID-19 pandemic. Provision for credit losses (which includes the provision for loan losses and unfunded commitments) of $141.9 million and $300.6 million for the three and six months ended

June 30, 2020, respectively, resulted in the building of the ACL required under CECL primarily as a result of deterioration in the economic environment due to the impact of COVID-19.
Our modeling process incorporates quantitative and qualitative considerations that are used to inform CECL estimates. The internally developed economic forecast used to determine the ACL as of June 30, 2020 was approved late in the second quarter of 2020 pursuant to Synovus' economic forecasting governance processes. The economic assumptions for the second quarter of 2020 included the estimated impact of currently enacted government stimulus plans and an unemployment rate ending the 2020 year around 10%. Our model forecast includes moderate economic expansion following significant declines in real GDP in the second quarter of 2020. This represented further deterioration of the economic environment since March 31, 2020 and resulted in an increase of the ACL to loans coverage ratio during the quarter of 24 bps to 1.63% at June 30, 2020, or 1.74% excluding PPP loans.
Significant economic uncertainty remains as a result of the continuing COVID-19 crisis, and the trajectory of the economic recovery including any additional government stimulus plans will impact subsequent period CECL reserves.
Information about Synovus' TDRs is presented in the following tables. Synovus began entering into loan modifications with borrowers in response to the COVID-19 pandemic, which have not been classified as TDRs, and therefore are not included in the discussion below. See "Part I-Item 1. Financial Statements and Supplementary Data - Note 1 - Basis of Presentation" in this Report for more information on Synovus' loan modifications due to COVID-19. The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the three and six months ended June 30, 2020 and 2019 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Three Months Ended June 30, 2020
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	40	$1,503	$2,000	$3,503
Owner-occupied	7	453	1,434	1,887
Total commercial and industrial	47	1,956	3,434	5,390
Investment properties	2	5,599	—	5,599
1-4 family properties	4	69	549	618
Land and development	1	91	—	91
Total commercial real estate	7	5,759	549	6,308
Consumer mortgages	10	556	1,482	2,038
Home equity lines	14	181	918	1,099
Other consumer loans	18	19	798	817
Total consumer	42	756	3,198	3,954
Total TDRs	96	$8,471	$7,181	$15,652	(2)

	Three Months Ended June 30, 2019
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	21	$1,343	$1,589	$2,932
Owner-occupied	4	1,082	—	1,082
Total commercial and industrial	25	2,425	1,589	4,014
Investment properties	1	180	—	180
1-4 family properties	4	514	—	514
Land and development	2	169	—	169
Total commercial real estate	7	863	—	863
Consumer mortgages	1	109	—	109
Home equity lines	24	2,321	—	2,321
Other consumer loans	34	586	1,332	1,918
Total consumer	59	3,016	1,332	4,348
Total TDRs	91	$6,304	$2,921	$9,225	(3)

(1) Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the three months ending June 30, 2020 and 2019.
(2) No net charge-offs were recorded during the three months ended June 30, 2020.
(3) No net charge-offs were recorded during the three months ended June 30, 2019.

	Six Months Ended June 30, 2020
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	76	$5,226	$4,011	$9,237
Owner-occupied	12	1,821	1,530	3,351
Total commercial and industrial	88	7,047	5,541	12,588
Investment properties	4	28,669	—	28,669
1-4 family properties	10	793	991	1,784
Land and development	2	541	—	541
Total commercial real estate	16	30,003	991	30,994
Consumer mortgages	16	1,072	2,566	3,638
Home equity lines	33	455	1,882	2,337
Other consumer loans	47	97	2,694	2,791
Total consumer	96	1,624	7,142	8,766
Total TDRs	200	$38,674	$13,674	$52,348	(2)

	Six Months Ended June 30, 2019
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	34	$3,126	$2,488	$5,614
Owner-occupied	6	2,031	—	2,031
Total commercial and industrial	40	5,157	2,488	7,645
Investment properties	2	663	—	663
1-4 family properties	10	1,307	—	1,307
Land and development	2	169	—	169
Total commercial real estate	14	2,139	—	2,139
Consumer mortgages	5	237	1,214	1,451
Home equity lines	25	2,321	105	2,426
Other consumer loans	52	694	2,377	3,071
Total consumer	82	3,252	3,696	6,948
Total TDRs	136	$10,548	$6,184	$16,732	(3)

(1) Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the six months ending June 30, 2020 and 2019.
(2) No net charge-offs were recorded during the six months ended June 30, 2020.
(3) No net charge-offs were recorded during the six months ended June 30, 2019.
For the three and six months ended June 30, 2020 there was one default with a recorded investment of $27 thousand and four defaults with a recorded investment of $645 thousand, respectively, on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments) compared to one default with a recorded investment of $5 thousand for both the three and six months ended June 30, 2019. As of June 30, 2020 and December 31, 2019, there were no commitments to lend a material amount of additional funds to any customer whose loan was classified as a TDR.

Note 5 - Goodwill and Other Intangible Assets
Goodwill allocated to each reporting unit at June 30, 2020 and December 31, 2019 is presented as follows (the FMS reportable segment includes two reporting units of Consumer Mortgages and Wealth Management):

(in thousands)	Community Banking Reporting Unit	Wholesale Banking Reporting Unit	Consumer Mortgages Reporting Unit	Wealth Management Reporting Unit	Total
Balance as of December 31, 2019	$256,323	$171,636	$44,877	$24,431	$497,267
Goodwill acquired and adjustments during the year	—	—	—	—	—
Balance as of June 30, 2020	$256,323	$171,636	$44,877	$24,431	$497,267

Goodwill is evaluated for impairment on an annual basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). Synovus conducted a goodwill impairment assessment as of December 31, 2019, following Synovus' reorganization, applying ASC 350-20-35-3A Goodwill Subsequent Measurement - Qualitative Assessment Approach and concluded that goodwill was not impaired. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 -Segment Reporting" to the consolidated financial statements of Synovus' 2019 Form 10-K for information on Synovus' reorganization during 2019.
During the second quarter of 2020, Synovus assessed the indicators of goodwill impairment for each reporting unit and noted certain events related to COVID-19 that indicated it was more likely than not that goodwill was impaired, necessitating an interim test. Triggering events included Synovus' stock price trading below book value for the entire quarter, an extremely low interest rate environment, as well as general economic uncertainty surrounding the pandemic, which has led to an economic recession. As such, Synovus performed a quantitative assessment of goodwill impairment as of June 30, 2020, which included determining the estimated fair value of each reporting unit, utilizing a combination of discounted cash flow and market-based approaches, and comparing that fair value to each reporting unit's carrying amount. The discounted cash flow method included updated internal forecasts, long-term profitability targets, growth rates and discount rates. The market approach was based on a comparison of certain financial metrics of Synovus' reporting units to guideline public company peers. The income-based discounted cash flow approach was more heavily weighted (60%) than the market-based approach (40%) due to significant volatility in the market since the pandemic was declared a National Emergency.
Based on assessments performed at June 30, 2020 and March 31, 2020, the fair value of each of our reporting units exceeded its carrying amount at June 30, 2020 and March 31, 2020; therefore, goodwill is not impaired. However, the excess of fair value over the carrying amount for the Community Banking and Wholesale Banking reporting units was significantly less than the excess at December 31, 2019.
Due to the high degree of subjectivity involved in estimating the fair value of Synovus' reporting units, a significant decline in Synovus' expected future cash flows or estimated growth rates due to further deterioration in the economic environment, or a prolonged decline in the price of Synovus' common stock, may necessitate additional future interim assessments that could result in a goodwill impairment charge that is material to Synovus' results from operations, but would not materially impact our financial condition.
The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of June 30, 2020 and December 31, 2019, which primarily consist of core deposit intangible assets acquired in the FCB acquisition. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. Aggregate other intangible assets amortization expense for the three and six months ended June 30, 2020 was $2.6 million and $5.3 million, respectively. Aggregate other intangible assets amortization for the three and six months ended June 30, 2019 was $2.4 million and $5.8 million, respectively.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2020
CDI	$57,400	$(15,132)	$42,268
Other	12,500	(4,376)	8,124
Total other intangible assets	$69,900	$(19,508)	$50,392
December 31, 2019
CDI	$57,400	$(10,436)	$46,964
Other	12,500	(3,793)	8,707
Total other intangible assets	$69,900	$(14,229)	$55,671

Note 6 - Shareholders' Equity and Other Comprehensive Income (Loss)
Repurchases of Common Stock
During the three months ended June 30, 2020, Synovus did not repurchase any shares of its common stock. During the six months ended June 30, 2020, Synovus repurchased $16.2 million, or 450 thousand shares of its common stock, at an average price of $36.08 per share, under the share repurchase program announced on January 24, 2020.
Dividends
The following table presents dividends declared related to common stock. For information related to preferred stock dividends, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Shareholders' Equity and Other Comprehensive Income" to the consolidated financial statements of Synovus' 2019 Form 10-K.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash dividends declared per share	$0.33	$0.30	$0.66	$0.60

Equity-Based Compensation Plans
The following tables summarize the status of Synovus' stock options, restricted share units, market restricted share units, and performance share units as of June 30, 2020 and activity for the six months ended June 30, 2020.

	Stock Options
(in thousands, except per share amounts)	Quantity	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2020	3,037	$22.74
Exercised	(232)	28.59
Expired/canceled	(16)	25.00
Outstanding at June 30, 2020	2,789	$22.24

	RSUs, MRSUs, and PSUs
(in thousands, except per share amounts)	Quantity	Weighted-Average Grant Date Fair Value Per Share
Non-vested at January 1, 2020	1,312	$39.28
Granted	743	35.11
Quantity change based on TSR and performance factors	44	35.11
Dividend equivalents granted	41	35.11
Vested	(582)	38.40
Forfeited	(48)	36.22
Non-vested at June 30, 2020	1,510	$37.43

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2020 and 2019.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on investment securities available for sale(1)	Net unrealized gains (losses) on cash flow hedges(1)	Post-retirement unfunded health benefit	Total
Balance, April 1, 2020	$194,524	$61,925	$462	$256,911
Other comprehensive income (loss) before reclassifications	(8,847)	6,538	—	(2,309)
Amounts reclassified from AOCI	(51,432)	(200)	—	(51,632)
Net current period other comprehensive income (loss)	(60,279)	6,338	—	(53,941)
Balance at June 30, 2020	$134,245	$68,263	$462	$202,970

Balance, April 1, 2019	$(7,071)	$(12,137)	$866	$(18,342)
Other comprehensive income (loss) before reclassifications	66,290	—	—	66,290
Amounts reclassified from AOCI	1,367	—	(26)	1,341
Net current period other comprehensive income (loss)	67,657	—	(26)	67,631
Balance at June 30, 2019	$60,586	$(12,137)	$840	$49,289

Balance, December 31, 2019	$83,666	$(18,487)	$462	$65,641
Other comprehensive income (loss) before reclassifications	108,484	87,039	—	195,523
Amounts reclassified from AOCI	(57,905)	(289)	—	(58,194)
Net current period other comprehensive income (loss)	50,579	86,750	—	137,329
Balance at June 30, 2020	$134,245	$68,263	$462	$202,970

Balance, December 31, 2018	$(83,179)	$(12,137)	$896	$(94,420)
Other comprehensive income (loss) before reclassifications	142,453	—	—	142,453
Amounts reclassified from AOCI	1,312	—	(56)	1,256
Net current period other comprehensive income (loss)	143,765	—	(56)	143,709
Balance at June 30, 2019	$60,586	$(12,137)	$840	$49,289

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present all financial instruments measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

	June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	$18	$—	$18
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	—	288	—	288
Other mortgage-backed securities	—	1,620	—	1,620
State and municipal securities	—	165	—	165
Asset-backed securities	—	2,535	—	2,535
Total trading securities	$—	$4,626	$—	$4,626
Investment securities available for sale:
U.S. Treasury securities	$19,921	$—	$—	$19,921
U.S. Government agency securities	—	171,366	—	171,366
Mortgage-backed securities issued by U.S. Government agencies	—	864,428	—	864,428
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	4,444,252	—	4,444,252
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	1,213,081	—	1,213,081
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	365,253	—	365,253
State and municipal securities	—	1,007	—	1,007
Corporate debt securities and other debt securities	—	116,523	1,662	118,185
Total investment securities available for sale	$19,921	$7,175,910	$1,662	$7,197,493
Mortgage loans held for sale	—	266,306	—	266,306
Private equity investments	—	—	698	698
Mutual funds and mutual funds held in rabbi trusts	34,219	—	—	34,219
GGL/SBA loans servicing asset	—	—	3,019	3,019
Derivative assets	—	496,978	—	496,978
Liabilities
Earnout liability	$—	$—	$15,924	$15,924
Derivative liabilities	—	194,376	1,755	196,131

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Commercial mortgage-backed securities issued by U.S. Government sponsored enterprises	$—	$2,486	$—	$2,486
Other mortgage-backed securities	—	1,284	—	1,284
State and municipal securities	—	65	—	65
Asset-backed securities	—	3,227	—	3,227
Other investments	—	150	—	150
Total trading securities	$—	$7,212	$—	$7,212
Investment securities available for sale:
U.S. Treasury securities	$19,855	$—	$—	$19,855
U.S. Government agency securities	—	36,541	—	36,541
Mortgage-backed securities issued by U.S. Government agencies	—	56,816	—	56,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	5,180,815	—	5,180,815
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	636,851	—	636,851
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	371,592	—	371,592
State and municipal securities	—	2,075	—	2,075
Asset-backed securities	—	327,400	—	327,400
Corporate debt securities and other debt securities	—	144,620	2,105	146,725
Total investment securities available for sale	$19,855	$6,756,710	$2,105	$6,778,670
Mortgage loans held for sale	—	115,173	—	115,173
Private equity investments	15,502	—	3,887	19,389
Mutual funds and mutual funds held in rabbi trusts	32,348	—	—	32,348
GGL/SBA loans servicing asset	—	—	3,040	3,040
Derivative assets	—	140,016	—	140,016
Liabilities
Trading liability for short positions	$1,560	$—	$—	$1,560
Earnout liability	—	—	11,016	11,016
Derivative liabilities	—	34,732	2,339	37,071

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

Mortgage Loans Held for Sale
(in thousands)	As of June 30, 2020	As of December 31, 2019
Fair value	$266,306	$115,173
Unpaid principal balance	257,365	112,218
Fair value less aggregate unpaid principal balance	$8,941	$2,955

Changes in Fair Value Included in Net Income
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Mortgage loans held for sale	$5,365	$345	$5,984	$701

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
During the three and six months ended June 30, 2020, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. During the six months ended June 30, 2019, Synovus had transfers out of Level 3 into Level 1 in the fair value hierarchy as certain funds within private equity investments became public with traded securities.

	Three Months Ended June 30, 2020
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, April 1, 2020	$1,562	$3,255	$3,149	$(11,016)	$(2,050)
Total gains (losses) realized/unrealized:
Included in earnings	—	(2,557)	(291)	(4,908)	—
Unrealized gains (losses) included in OCI	100	—	—	—	—
Additions	—	—	161	—	—
Settlements	—	—	—	—	295
Ending balance, June 30, 2020	$1,662	$698	$3,019	$(15,924)	$(1,755)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at June 30, 2020	$—	$(2,557)	$—	$(4,908)	$—

	Three Months Ended June 30, 2019
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, April 1, 2019	$1,981	$9,481	$3,447	$(14,353)	$(1,366)
Total gains (losses) realized/unrealized:
Included in earnings	—	82	(305)	—	—
Unrealized gains (losses) included in OCI	36	—	—	—	—
Additions	—	—	184	—	—
Settlements	—	—	—	—	317
Ending balance, June 30, 2019	$2,017	$9,563	$3,326	$(14,353)	$(1,049)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at June 30, 2019	$—	$82	$—	$—	$—

	Six Months Ended June 30, 2020
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, December 31, 2019	$2,105	$3,887	$3,040	$(11,016)	$(2,339)
Total gains (losses) realized/unrealized:
Included in earnings	—	(3,189)	(555)	(4,908)	—
Unrealized gains (losses) included in OCI	(443)	—	—	—	—
Additions	—	—	534	—	—
Settlements	—	—	—	—	584
Ending balance, June 30, 2020	$1,662	$698	$3,019	$(15,924)	$(1,755)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at June 30, 2020	$—	$(3,189)	$—	$(4,908)	$—

	Six Months Ended June 30, 2019
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, December 31, 2018	$1,785	$11,028	$3,729	$(14,353)	$(1,673)
Total (losses) gains realized/unrealized:
Included in earnings	—	110	(793)	—	—
Unrealized gains (losses) included in OCI	232	—	—	—	—
Additions	—	—	390	—	—
Settlements	—	—	—	—	624
Transfers out of Level 3	—	(1,575)	—	—	—
Ending balance, June 30, 2019	$2,017	$9,563	$3,326	$(14,353)	$(1,049)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets/liabilities still held at June 30, 2019	$—	$110	$—	$—	$—

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

			June 30, 2020
(dollars in thousands)	Valuation Technique	Significant Unobservable Input	Level 3 Fair Value	Rate/Range
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale - Corporate debt and other debt securities - trust preferred security	Discounted cash flow analysis	Discount rate Forecasted average Prime reset rate	$1,662	6.51% 3.68%

Private equity investments	Individual analysis of each investee company	Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies	$698	N/A

GGL/SBA loans servicing asset	Discounted cash flow analysis	Discount rate Prepayment speeds	$3,019	12.16% 16.10%

Earnout liability	Option pricing methods and Monte Carlo simulation	Financial projections of Global One	$15,924	N/A

Visa derivative liability	Discounted cash flow analysis	Estimated timing of resolution of Covered Litigation and future cumulative deposits to the litigation escrow for settlement of the Covered Litigation	$1,755	0-1.5 years (4Q 2021)

Assets Measured at Fair Value on a Non-recurring Basis
Certain assets are required to be measured at fair value on a nonrecurring basis subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following table presents assets measured at fair value on a non-recurring basis as of the dates indicated for which there was a fair value adjustment.

	June 30, 2020				December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans(1)	$—	$—	$21,138	$21,138	$—	$—	$1,461	$1,461
Other real estate	—	—	5,902	5,902	—	—	8,023	8,023
MPS receivable	—	—	18,202	18,202	—	—	21,437	21,437
Other assets held for sale	—	—	1,634	1,634	—	—	1,238	1,238

ORE properties are included in other assets on the consolidated balance sheets. The carrying value of ORE at June 30, 2020 and December 31, 2019 was $12.0 million and $14.4 million, respectively.
The following table presents fair value adjustments recognized in earnings for the three and six months ended June 30, 2020 and 2019 for assets measured at fair value on a non-recurring basis still held at period-end.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Loans(1)	$14,950	$—	$14,950	$2,625
Other real estate	1,228	612	1,228	624
MPS receivable	—	—	2,663	—
Other assets held for sale	729	—	2,120	91

(1) Collateral-dependent loans that were written down to fair value of collateral.
The table below provides an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure financial instruments that are classified within Level 3 of the valuation hierarchy and are measured at fair value on a non-recurring basis.

June 30, 2020
	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis

Loans	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value Estimated selling costs	0%-43% (24%) 0%-10% (7%)
Other real estate	Third-party appraised value of real estate less estimated selling costs	Discount to appraised value Estimated selling costs	0%-33% (23%) 0%-10% (7%)

MPS receivable(2)	Third-party appraised value of business less estimated selling costs	Discount to appraised value Estimated selling costs	N/A

Other assets held for sale	Third-party appraised value less estimated selling costs or BOV	Discount to appraised value Estimated selling costs	0%-66% (63%) 0%-10% (7%)

(1) The weighted average is the measure of central tendencies; it is not the value that management is using for the asset or liability.
(2) See "Part I - Item 1. Notes to Unaudited Interim Financial Statements - Note 10 - Commitments and Contingencies" of this Report for more information on this receivable which was classified as a NPA at June 30, 2020 and December 31, 2019.
Fair Value of Financial Instruments
The following tables present the carrying and estimated fair values of financial instruments at June 30, 2020 and December 31, 2019. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2019 Form 10-K for a description of how fair value measurements are determined.

	June 30, 2020
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,571,225	$1,571,225	$1,571,225	$—	$—
Trading securities	4,626	4,626	—	4,626	—
Investment securities available for sale	7,197,493	7,197,493	19,921	7,175,910	1,662
Loans held for sale	900,936	900,936	—	266,306	634,630
Private equity investments	698	698	—	—	698
Mutual funds and mutual funds held in rabbi trusts	34,219	34,219	34,219	—	—
Loans, net	39,325,649	39,386,584	—	—	39,386,584
GGL/SBA loans servicing asset	3,019	3,019	—	—	3,019
Derivative assets	496,978	496,978	—	496,978	—
Financial liabilities
Non-interest-bearing deposits	$12,555,714	$12,555,714	$—	$12,555,714	$—
Non-time interest-bearing deposits	23,236,436	23,236,436	—	23,236,436	—
Time deposits	8,402,430	8,458,264	—	8,458,264	—
Total deposits	$44,194,580	$44,250,414	$—	$44,250,414	$—
Federal funds purchased and securities sold under repurchase agreements	225,576	225,576	225,576	—	—
Other short-term borrowings	300,000	300,000	—	300,000	—
Long-term debt	2,327,921	2,351,494	—	2,351,494	—
Earnout liability	15,924	15,924	—	—	15,924
Derivative liabilities	196,131	196,131	—	194,376	1,755

	December 31, 2019
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,186,918	$1,186,918	$1,186,918	$—	$—
Trading securities	7,212	7,212	—	7,212	—
Investment securities available for sale	6,778,670	6,778,670	19,855	6,756,710	2,105
Mortgage loans held for sale	115,173	115,173	—	115,173	—
Private equity investments	19,389	19,389	15,502	—	3,887
Mutual funds and mutual funds held in rabbi trusts	32,348	32,348	32,348	—	—
Loans, net	36,881,048	36,931,256	—	—	36,931,256
GGL/SBA loans servicing asset	3,040	3,040	—	—	3,040
Derivative assets	140,016	140,016	—	140,016	—

Financial liabilities
Non-interest-bearing deposits	$9,439,485	$9,439,485	$—	$9,439,485	$—
Non-time interest-bearing deposits	19,891,711	19,891,711	—	19,891,711	—
Time deposits	9,074,308	9,112,459	—	9,112,459	—
Total deposits	$38,405,504	$38,443,655	$—	$38,443,655	$—
Federal funds purchased and securities sold under repurchase agreements	165,690	165,690	165,690	—	—
Trading liability for short positions	1,560	1,560	1,560	—	—
Other short-term borrowings	1,752,000	1,752,000	—	1,752,000	—
Long-term debt	2,153,897	2,185,717	—	2,185,717	—
Earnout liability	11,016	11,016	—	—	11,016
Derivative liabilities	37,071	37,071	—	34,732	2,339

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
Synovus recorded an unrealized gain of $9.8 million, or $7.3 million, after-tax, in OCI, during the first quarter of 2020, related to terminated cash flow hedges, which is being recognized into earnings in conjunction with the effective terms of the original swaps through the third quarter of 2025. Synovus recognized pre-tax income of $270 thousand and $390 thousand, respectively, during the three and six months ended June 30, 2020 related to the amortization of terminated cash flow hedges.

As of June 30, 2020, Synovus expects to reclassify approximately $39 million of pre-tax gains from AOCI into interest income on cash flow hedges over the next twelve months. Included in this amount is approximately $5 million in pre-tax gains related to the terminated cash flow hedges. As of June 30, 2020, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the first quarter of 2024.
For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.
Counterparty Credit Risk and Collateral
Entering into derivative contracts potentially exposes Synovus to the risk of counterparties’ failure to fulfill their legal obligations, including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Synovus assesses the credit risk of its dealer counterparties by regularly monitoring publicly available credit rating information, evaluating other market indicators, and periodically reviewing detailed financials. Dealer collateral requirements are determined via risk-based policies and procedures and in accordance with existing agreements. Synovus seeks to minimize dealer credit risk by dealing with highly rated counterparties and by obtaining collateral for exposures above certain predetermined limits. Management closely monitors credit conditions within the customer swap portfolio, which management deems to be of higher risk than dealer counterparties. Collateral is secured at origination and credit related fair value adjustments are recorded against the asset value of the derivative as deemed necessary based upon an analysis, which includes consideration of the current asset value of the swap, customer risk rating, collateral value, and customer standing with regards to its swap contractual obligations and other related matters. Such asset values fluctuate based upon changes in interest rates regardless of changes in notional amounts and changes in customer specific risk.
Collateral Requirements
Pursuant to the Dodd-Frank Act, certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of June 30, 2020 and December 31, 2019, collateral totaling $159.3 million and $84.6 million, respectively, was pledged to the derivative counterparties to comply with collateral requirements. For derivatives cleared through central clearing houses, the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the consolidated balance sheets and related disclosures. At June 30, 2020 and December 31, 2019, Synovus had a variation margin of $198.5 million and $113.7 million respectively, each reducing the derivative liability.

The following table reflects the notional amount and fair value of derivative instruments included on the consolidated balance sheets.

	June 30, 2020			December 31, 2019
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$2,750,000	$99,070	$—	$2,000,000	$54	$8,624
Total derivatives designated as hedging instruments		$99,070	$—		$54	$8,624

Derivatives not designated as hedging instruments:
Interest rate contracts(3)	$8,647,036	$390,228	$192,556	$7,258,159	$138,672	$25,849
Mortgage derivatives - interest rate lock commitments	348,408	7,680	—	70,481	1,290	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	325,000	—	1,396	107,000	—	168
Other contracts(4)	164,430	—	424	145,764	—	91
Visa derivative	—	—	1,755	—	—	2,339
Total derivatives not designated as hedging instruments		$397,908	$196,131		$139,962	$28,447

(1) Derivative assets are recorded in other assets on the consolidated balance sheets.
(2) Derivative liabilities are recorded in other liabilities on the consolidated balance sheets.
(3) Includes interest rate contracts for customer swaps and offsetting positions, net of variation margin payments.
(4) Includes risk participation agreements sold. Additionally, the notional amount of risk participation agreements purchased was $2.8 million and $3.0 million at June 30, 2020 and December 31, 2019, respectively.
Synovus also provides foreign currency exchange services, primarily forward contracts, with counterparties to allow commercial customers to mitigate exchange rate risk. Synovus covers its risk by entering into an offsetting foreign currency exchange forward contract. The notional amount of foreign currency exchange forwards was $35.1 million and $32.9 million at June 30, 2020 and December 31, 2019, respectively. The fair value of foreign currency exchange forwards was negligible at June 30, 2020 and December 31, 2019 due to the very short duration of these contracts.
The following table presents the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line item affected for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Total amounts presented in the consolidated statements of income in interest income on loans	$5,261	$—	$5,086	$—

Gain/loss on cash flow hedging relationships:(1)
Interest rate swaps:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	270	—	390	—
Pre-tax income recognized on cash flow hedges	$270	$—	$390	$—

(1) See "Part I - Item 1. Financial Statements and Supplementary Data - Note 6 - Shareholders' Equity and Other Comprehensive Income (Loss) in this Report for additional information.

The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments on the consolidated statements of income for the three and six months ended June 30, 2020 and 2019 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Location in Consolidated Statements of Income	2020	2019	2020	2019
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$653	$221	$49	$91
Other contracts(2)	Capital markets income	4	—	(333)	—
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	(634)	255	6,390	948
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	3,701	(243)	(1,228)	(229)
Total derivatives not designated as hedging instruments		$3,724	$233	$4,878	$810

(1) Additionally, losses related to termination of customer swaps of $2.5 million were recorded in other non-interest expense during the first quarter of 2020.
(2) Includes risk participation agreements sold.
Note 9 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Basic Net Income Per Common Share:
Net income available to common shareholders	$84,901	$153,034	$115,131	$270,070
Weighted average common shares outstanding	147,288	157,389	147,300	159,148
Net income per common share, basic	$0.58	$0.97	$0.78	$1.70
Diluted Net Income Per Common Share:
Net income available to common shareholders	$84,901	$153,034	$115,131	$270,070
Weighted average common shares outstanding	147,288	157,389	147,300	159,148
Effect of dilutive outstanding equity-based awards, warrants, and earnout payments	445	1,688	767	1,760
Weighted average diluted common shares	147,733	159,077	148,067	160,908
Net income per common share, diluted	$0.57	$0.96	$0.78	$1.68

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
As of June 30, 2020 and 2019, there were 1.3 million and 40 thousand, respectively, potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding during these quarters. Potentially dilutive shares are not included in the computation of diluted net income per common share because the effect would be anti-dilutive.
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
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. Upon adoption of CECL on January 1, 2020, Synovus recorded $27.4 million in unfunded commitment reserves due to the consideration under CECL of expected utilization over the life of such commitments. At June 30, 2020, the ACL for unfunded commitments was $61.0 million, including the impact of CECL and COVID-19, compared to a reserve of $1.4 million at December 31, 2019. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets. See "Part I-Item 1. Financial Statements and Supplementary Data - Note 1 - Basis of Presentation" in this Report for more information on Synovus' adoption of CECL.
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

(in thousands)	June 30, 2020	December 31, 2019
Letters of credit*	$175,465	$202,614
Commitments to fund commercial and industrial loans	7,887,720	7,018,152
Commitments to fund commercial real estate, construction, and land development loans	2,823,515	3,032,252
Commitments under home equity lines of credit	1,584,619	1,501,452
Unused credit card lines	971,419	877,929
Other loan commitments	435,907	485,371
Total letters of credit and unfunded lending commitments	$13,878,645	$13,117,770

Investments in low income housing, solar energy tax credit and other CRA partnerships:
Carrying amount included in other assets	$168,058	$146,612
Amount of future funding commitments included in carrying amount	92,025	78,266
Permanent and short-term construction loans and letter of credit commitments	12,488	2,124
Funded portion of permanent and short-term loans and letters of credit	5,146	3,196

* Represent the contractual amount net of risk participations purchased of approximately $31 million and $33 million at June 30, 2020 and December 31, 2019, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus provides merchant processing services for customers. Prior to the second quarter of 2020, these services were provided through a referral relationship which was replaced during the quarter with a new contractual arrangement under which certain sales and processing support are provided through an outside merchant services provider with Synovus owning the merchant contract relationship. In addition, Synovus sponsors various third-party MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if a sponsored MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the three and six months ended June 30, 2020, Synovus and the sponsored entities processed and settled $16.40 billion and $34.75 billion of transactions, respectively. For the three and six months ended June 30, 2019, the sponsored entities processed and settled $18.88 billion and $36.59 billion of transactions, respectively.
Synovus covered chargebacks related to a particular sponsored MPS during 2019 and 2018 where the MPS’s cash reserve account was unavailable to support the chargebacks. As of June 30, 2020, the remaining amount due to Synovus from the MPS is $20.9 million, compared to $21.4 million at December 31, 2019. During the first quarter of 2020, Synovus recorded a $2.7 million reserve in other operating expenses associated with the chargebacks, reflecting the amount that Synovus does not expect to collect. The net balance of $18.2 million at June 30, 2020 is included in other assets and classified in NPAs. While Synovus has contractual protections to mitigate against loss, repayment of the amounts owed to Synovus will depend in large part upon the continued financial viability and/or valuation of the MPS and the availability of any cash reserve accounts.
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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of June 30, 2020 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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
Note 11 - Segment Reporting
Synovus' business segments are based on the products and services provided or the customers served, and as of the fourth quarter of 2019, reflect the manner in which financial information is evaluated by the chief operating decision makers. Prior to the fourth quarter of 2019, Synovus identified its overall banking operations as its only reportable segment. Synovus has three major reportable business segments: Community Banking, Wholesale Banking, and Financial Management Services (FMS), with functional activities such as treasury, technology, operations, marketing, finance, enterprise risk, legal, human resources, corporate communications, executive management, among others, included in Treasury and Corporate Other.

Business segment results are determined based upon Synovus' management reporting system, which assigns balance sheet and income statement items to each of the business segments. Certain assets, liabilities, revenues, and expenses not allocated or attributable to a particular business segment are included in Treasury and Corporate Other. Synovus's third-party lending partnership consumer loans as well as PPP C&I loans are included in Treasury and Corporate Other. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions.
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
The FMS business segment serves its customers by providing mortgage and trust services and also specializing in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer, asset management, and financial planning services, as well as the provision of individual investment advice on equity and other securities.
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
The following tables present certain financial information for each reportable business segment for the three and six months ended June 30, 2020. To provide comparable information, Synovus has included proforma business segment financial information for the three and six months ended June 30, 2019 utilizing various allocation methodologies based on balance sheet and income statement items assigned to each business segment. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised.

	Three Months Ended June 30, 2020
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$220,638	$145,016	$18,832	$(7,920)	$376,566
Non-interest revenue	25,982	5,654	52,972	88,876	173,484
Non-interest expense	75,984	22,934	48,281	136,942	284,141
Pre-provision net revenue	$170,636	$127,736	$23,523	$(55,986)	$265,909

	Three Months Ended June 30, 2019 Proforma
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$207,493	$128,857	$30,978	$29,934	$397,262
Non-interest revenue	34,050	7,937	38,628	9,192	89,807
Non-interest expense	73,910	14,709	37,508	137,999	264,126
Pre-provision net revenue	$167,633	$122,085	$32,098	$(98,873)	$222,943

	Six Months Ended June 30, 2020
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$417,885	$268,185	$35,614	$28,142	$749,826
Non-interest revenue	59,431	14,910	100,247	102,753	277,341
Non-interest expense	151,288	41,136	91,570	276,427	560,421
Pre-provision net revenue	$326,028	$241,959	$44,291	$(145,532)	$466,746

	Six Months Ended June 30, 2019 Proforma
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$422,253	$254,468	$59,843	$57,874	$794,438
Non-interest revenue	66,826	14,695	70,907	16,757	169,185
Non-interest expense	148,727	29,728	70,726	307,356	556,537
Pre-provision net revenue	$340,352	$239,435	$60,024	$(232,725)	$407,086

	June 30, 2020
(dollars in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Total loans net of deferred fees and costs	$11,837,955	$18,718,503	$5,544,768	$3,813,071	$39,914,297
Total deposits	$28,777,901	$9,737,901	$313,296	$5,365,482	$44,194,580
Total full-time equivalent employees	2,273	269	831	1,935	5,308

	December 31, 2019
(dollars in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Total loans net of deferred fees and costs	$12,170,914	$17,643,509	$5,285,455	$2,062,572	$37,162,450
Total deposits	$25,610,777	$8,314,184	$284,716	$4,195,827	$38,405,504
Total full-time equivalent employees	2,301	213	839	1,911	5,264

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

All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	the risks and uncertainties related to the impact of the COVID-19 pandemic on our assets, business, capital and liquidity, financial condition, prospects and results of operations;

(2)	the risk that the current and any further economic downturn and contraction could have a material adverse effect on our capital, liquidity, financial condition, credit quality, results of operations and future growth, including the risk that the current economic contraction could last much longer and be much more severe if efforts to contain the pandemic are unsuccessful and restrictions on movement last longer than currently anticipated;

(3)	the risk that our asset quality may deteriorate, our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures, and the risk that we may be unable to obtain full payment in respect of any loan or other receivables;

(4)	changes in the cost and availability of funding due to changes in the deposit market and credit market;

(5)	the risks that if economic conditions worsen further or regulatory capital rules are modified, we may be required to undertake initiatives to improve our capital position;

(6)	the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services market;

(7)	restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(8)	changes in the interest rate environment, including changes to the federal funds rate to include a possible negative interest rate environment, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus further reducing margins and net interest income;

(9)	the risk that competition in the financial services industry may adversely affect our future earnings and growth;

(10)	the risk that we may not realize the expected benefits from our efficiency and growth initiatives or that we may not be able to realize those cost savings or revenue initiatives in the time period expected, which could negatively impact our future profitability;

(11)	our ability to identify and address cyber-security risks such as data security breaches, malware, "denial of service" attacks, "hacking" and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;

(12)	the risk that our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;

(13)	our ability to attract and retain employees that are key to our strategic and growth initiatives;

(14)	the risk related to our implementation of new lines of business, new products and services or new technologies;

(15)	the impact of recent and proposed changes in governmental policy, laws and regulations, including recently enacted laws, regulations and guidance related to government stimulus programs related to the COVID-19 pandemic, proposed and recently enacted changes in the regulation and taxation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations;

(16)	our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;

(17)	the risk that our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;

(18)	risks related to our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and risks related to disruptions in service or financial difficulties with a third-party vendor or business relationship;

(19)	risks related to the ability of our operational framework to identify and manage risks associated with our business such as credit risk, compliance risk, reputational risk, and operational risk, including third-party business partners, as well as our relationship with third-party vendors and other service providers;

(20)	the risk that we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;

(21)	the risk that we could realize losses if we sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets;

(22)	risks related to the fluctuation in our stock price and general volatility in the stock market;

(23)	the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;

(24)	risks related to regulatory approval to take certain actions, including any dividends on our common stock or preferred stock, any repurchases of common stock or any issuance or redemption of any other regulatory capital instruments;

(25)	risks related to the continued use, availability and reliability of LIBOR and other "benchmark" rates;

(26)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto, including the costs and effects of litigation related to our participation in government stimulus programs associated with the COVID-19 pandemic;

(27)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(28)	other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part II - Item 1A. Risk Factors" of this Report.
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
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 293 branches in Alabama, Florida, Georgia, South Carolina, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three and six months ended June 30, 2020 and financial condition as of June 30, 2020 and December 31, 2019. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2019 Form 10-K.
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
A reading of each section is important to understand fully our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, except per share data)	2020	2019	Change		2020	2019	Change
Net interest income	$376,566	$397,262	(5.2)%		$749,826	$794,438	(5.6)%
Provision for credit losses(1)	141,851	12,119	nm		300,573	35,688	742.2
Non-interest revenue	173,484	89,807	93.2		277,341	169,185	63.9
Adjusted non-interest revenue(2)	95,368	90,197	5.7		194,745	168,643	15.5
Total FTE revenues	550,911	487,880	12.9		1,028,814	965,064	6.6
Adjusted total revenues(2)	472,795	488,270	(3.2)		946,218	964,522	(1.9)
Non-interest expense	284,141	264,126	7.6		560,421	556,537	0.7
Adjusted non-interest expense(2)	276,411	256,707	7.7		547,567	499,360	9.7
Income before income taxes	124,058	210,824	(41.2)		166,173	371,398	(55.3)
Net income	93,192	156,184	(40.3)		131,712	276,370	(52.3)
Net income available to common shareholders	84,901	153,034	(44.5)		115,131	270,070	(57.4)
Net income per common share, basic	0.58	0.97	(40.7)		0.78	1.70	(53.9)
Net income per common share, diluted	0.57	0.96	(40.3)		0.78	1.68	(53.7)
Adjusted net income per common share, diluted(2)	0.23	1.00	(76.9)		0.44	1.98	(78.0)
Net interest margin(3)	3.13%	3.69%	(56)	bps	3.25%	3.74%	(49)	bps
Net charge-off ratio(3)	0.24	0.13	11		0.23	0.16	7
Return on average assets(3)	0.71	1.34	(63)		0.52	1.21	(69)
Adjusted return on average assets(2)(3)	0.32	1.39	(107)		0.32	1.42	(110)
Efficiency ratio-FTE	51.58	54.14	(256)		54.47	57.67	(320)
Adjusted tangible efficiency ratio(2)	57.91	52.08	583		57.31	51.17	614

(1)  Beginning January 1, 2020, provision calculation is based on current expected credit loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.
(2) See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(3) Annualized

	June 30, 2020	March 31, 2020	Sequential Quarter Change		June 30, 2019	Year-Over-Year Change
(dollars in thousands)
Loans, net of deferred fees and costs	$39,914,297	$38,258,024	$1,656,273		$36,138,561	$3,775,736
Total average loans	40,136,090	37,593,045	2,543,045		35,777,127	4,358,963
Total deposits	44,194,580	39,826,585	4,367,995		37,966,722	6,227,858
Core deposits (excludes brokered deposits)	39,904,278	35,838,637	4,065,641		34,963,178	4,941,100
Core transaction deposits (excludes brokered and public fund deposits)	29,425,251	24,790,621	4,634,630		23,268,923	6,156,328
Total average deposits	43,096,475	38,687,207	4,409,268		37,899,662	5,196,813
Non-performing assets ratio	0.44%	0.50%	(6)	bps	0.39%	5	bps
Non-performing loans ratio	0.37	0.41	(4)		0.34	3
Past due loans over 90 days	0.02	0.02	—		0.02	—
CET1 capital	$3,827,229	$3,744,415	$82,814		$3,899,532	$(72,303)
Tier 1 capital	4,364,374	4,281,560	82,814		4,094,672	269,702
Total risk-based capital	5,459,568	5,289,039	170,529		4,913,043	546,525
CET1 capital ratio	8.90%	8.70%	20	bps	9.61%	(71)	bps
Tier 1 capital ratio	10.15	9.95	20		10.09	6
Total risk-based capital ratio	12.70	12.29	41		12.11	59
Total shareholders’ equity to total assets ratio	9.34	10.01	(67)		10.05	(71)
Tangible common equity ratio(1)	7.41	7.94	(53)		8.56	(115)
Return on average common equity(2)	7.48	2.75	473		13.90	(642)
Adjusted return on average common equity(1)(2)	3.00	2.79	21		14.43	nm
Adjusted return on average tangible common equity(1)(2)	3.60	3.39	21		16.70	nm

(1) See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2) Quarter annualized

COVID-19 Healthcare Crisis and Economic Environment
The ongoing COVID-19 healthcare crisis and public health response to contain it have triggered recessionary economic and financial market conditions during a large portion of the first half of 2020. During March 2020 in an effort to lessen the impact of COVID-19 on consumers and businesses, the Federal Reserve reduced the federal funds rate 1.5 percentage points to 0.00 to 0.25 percent and the U.S. government enacted the CARES Act, the largest economic stimulus package in the nation’s history.
Synovus' response to the COVID-19 pandemic included measures to improve the health and safety of our team members, customers, and communities including remote work capabilities and branch service enhancements; bonus payments to hourly team members required to work on-site; payment deferments on approximately $6 billion of our loan portfolio and forgiveness of NSF and monthly service charges for customers impacted. Additionally, Synovus participated in delivering PPP loans to close to 19,000 customers beginning on April 3, 2020 and funded nearly $2.9 billion in PPP loans during the second quarter. The average PPP loan was approximately $150 thousand, and the customers that received those loans employ over 335 thousand individuals.
In light of current economic uncertainty, Synovus has suspended its share repurchase activity beyond the $16.2 million completed during the first quarter and withdrawn 2020 guidance and long-term goals announced at the beginning of the year. Significant economic uncertainty remains, including the trajectory of the economic recovery which will be impacted by any additional government stimulus plans.
Executive Summary
Net income available to common shareholders for the second quarter of 2020 was $84.9 million, or $0.57 per diluted common share, a decline of 44.5% and 40.3%, respectively, compared to the second quarter of 2019 and adjusted net income per common share, diluted(1) was $0.23, down 76.9% compared to $1.00 for the second quarter of 2019. Net income available to common shareholders for the first six months of 2020 was $115.1 million, or $0.78 per diluted common share, a decline of 57.4% and 53.7%, respectively, compared to the first six months of 2019 and adjusted net income per common share, diluted(1) was $0.44, down 78.0% compared to $1.98 for the first six months of 2019. The year-over-year decline for all periods was driven by a significant increase in provision for credit losses following the adoption of CECL on January 1, 2020, as well as the impact of COVID-19, a 225 bps reduction in the federal funds rate, and PAA including loan discount accretion and deposit premium amortization that positively impacted 2019.
Net interest income for the six months ended June 30, 2020 was $749.8 million, down $44.6 million, or 5.6%, compared to the same period in 2019. The decrease in year-over-year net interest income was due to declines of $36.2 million in PAA associated with the FCB acquisition and declines in market interest rates, which were somewhat offset by higher average earning assets. Net interest margin was down 49 bps over the comparable six-month periods to 3.25%, due primarily to the decline in market interest rates in addition to declines in PAA. On a sequential quarter basis, net interest income was up $3.3 million, or 0.9%, and net interest margin for the second quarter was 3.13%, which was down 24 bps compared to the first quarter of 2020. The sequential quarter decline in net interest margin was primarily driven by the full quarter impact of the March 2020 emergency rate cuts by the Federal Reserve, as well as excess liquidity. While the second half of the year is expected to be favorably impacted by additional PPP fee accretion as PPP loans are forgiven, net interest income and net interest margin are expected to experience downward pressure due to certain strategic balance sheet management activities which were completed late in the second quarter.
Non-interest revenue for the second quarter of 2020 was $173.5 million, up $83.7 million, or 93.2%, and year-to-date was $277.3 million, up $108.2 million, or 63.9%, compared to the same periods in 2019 and included gains on sales of investment securities available for sale of $69.4 million and $78.1 million, respectively. Adjusted non-interest revenue(1) for the second quarter of 2020 was $95.4 million, up $5.2 million, or 5.7%, and on a year-to-date basis was $194.7 million compared to $168.6 million for the first six months of 2019, up $26.1 million, or 15.5%. The increase in adjusted non-interest revenue was due primarily to strong growth in mortgage banking income with record production driven by the current rate environment. As mortgage activity normalizes, Synovus believes a reduction of adjusted non-interest revenue in the third quarter is likely before we see a return to consistent growth in fee revenue as the economy recovers.
Non-interest expense for the second quarter of 2020 was $284.1 million, up $20.0 million, or 7.6%, and adjusted non-interest expense(1) of $276.4 million was up $19.7 million, or 7.7%, compared to the second quarter of 2019. On a year-to-date basis, non-interest expense was up $3.9 million, or 0.7%, and adjusted non-interest expense(1) was up $48.2 million, or 9.7%, compared to the same period in 2019. The increase in adjusted expense during 2020 was largely driven by mortgage production commissions, expense associated with Synovus' internal revenue growth and efficiency initiative, "Synovus Forward", COVID-19 related expenses, and investments in talent and technology. The efficiency ratio-FTE for the first six months of 2020 was 54.47%, compared to 57.67% for the first six months of 2019. The adjusted tangible efficiency ratio(1) for the first six months of 2020 was 57.31%, up 614 bps compared to the same period a year ago. Synovus expects expenses to decline in the second half of the year as mortgage production commissions decline with normalized mortgage activity, COVID-19 related expenses decline, and Synovus Forward initiatives are implemented.

At June 30, 2020, total loans of $39.91 billion increased $1.66 billion, or 4.3%, sequentially, and increased $2.75 billion, or 7.4%, from December 31, 2019. The growth in total loans at June 30, 2020 included $2.71 billion in PPP loans net of unearned fees funded during the second quarter, offset partially by the transfer of certain third-party lending partnership consumer loans to held for sale during the second quarter totaling $801.0 million. We expect loans to be fairly flat over the second half of the year, as compared to balances at June 30, 2020, excluding the impact of PPP loan forgiveness.
The ACL at June 30, 2020 totaled $649.7 million, an increase of $366.9 million from December 31, 2019, reflecting a building of the ACL required under CECL primarily as a result of deterioration in the economic environment due to the impact of COVID-19. The ACL to loans coverage ratio was 1.63%, or 1.74%, excluding PPP loans, at June 30, 2020. Current credit metrics remain stable with NPAs at 44 bps, NPLs at 37 bps, and total past due loans at 12 bps. Year-to-date, net charge-offs are 23 bps compared to 16 bps in the prior year. Synovus does expect some pressure on credit metrics over the next few quarters, which aligns with the reserve builds in the first half of the year under the pro-cyclical nature of CECL.
Total period-end deposits at June 30, 2020 increased $4.37 billion, or 11.0%, compared to March 31, 2020, and increased $5.79 billion, or 15.1%, compared to December 31, 2019, led by growth in non-interest bearing demand deposits. The growth in non-interest-bearing demand deposits occurred in conjunction with Synovus' PPP lending effort. Synovus also experienced broad-based growth across interest-bearing core transaction accounts compared to both March 31, 2020 and December 31, 2019.
At June 30, 2020, Synovus' CET1 ratio was 8.90%, in excess of regulatory requirements including the capital conservation buffer of 2.5%. The June 30, 2020 CET1 ratio improved 20 bps compared to March 31, 2020 and declined 5 bps compared to December 31, 2019. During the latter part of the second quarter of 2020, Synovus executed certain balance sheet management activities including repositioning the investment securities portfolio and transitioning certain third-party lending partnership loans to held for sale. These actions settled subsequent to quarter-end, at the margin, and are expected to provide further support to capital ratios in the third quarter of 2020.
More detail on Synovus' financial results for the three and six months ended June 30, 2020 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. See also "Item 1A. - Risk Factors" of this Report.
(1) See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to the most comparable GAAP measure.
Changes in Financial Condition
During the six months ended June 30, 2020, total assets increased $5.92 billion from $48.20 billion at December 31, 2019 to $54.12 billion. Loans increased $2.75 billion, including $2.71 billion in PPP loans net of unearned fees, and loans held for sale increased $785.8 million as Synovus transitioned certain third-party lending partnership consumer loans to held for sale. Investment securities available for sale increased $418.8 million and cash and cash equivalents increased $384.3 million. Additional increases in total assets at June 30, 2020, compared to December 31, 2019, included a $1.29 billion receivable for securities available for sale sold during the quarter that will settle after quarter-end and additional investments in BOLI policies of $262.4 million. Other assets increased $351.2 million and included an increase in the fair value of derivative assets of $357.0 million.
The growth in assets was primarily funded by increases of $5.79 billion in deposits. Other short-term borrowings declined $1.45 billion and long-term debt increased $174.0 million. Additionally, total liabilities at June 30, 2020 included an accrued liability of $923.0 million for purchases of securities available for sale that will settle after quarter-end. Other liabilities increased $315.1 million and included an increase in the fair value of derivative liabilities of $159.1 million, an increase in income taxes payable of $67.5 million, and an increase in reserves on unfunded commitments of $59.7 million. Total shareholders' equity increased $111.3 million during the six months ended June 30, 2020, primarily due to net income of $131.7 million, increases in unrealized gains of $50.6 million in investment securities available for sale and $86.8 million in cash flow hedges, offset partially by dividends declared on common stock of $97.2 million.
Synovus adopted CECL on January 1, 2020 with an increase to the ALL of $83.0 million and an increase to the reserve on unfunded commitments of $27.4 million with offsetting increases in loans of $62.2 million related to acquired PCI loans and net deferred tax assets of $12.5 million and a reduction to retained earnings of $35.7 million. The ACL at June 30, 2020 was $649.7 million, an increase of $366.9 million from December 31, 2019, reflecting significant economic stress due to the COVID-19 healthcare crisis.
The loan to deposit ratio was 90.3% at June 30, 2020, compared to 96.8% at December 31, 2019, and 95.2% at June 30, 2019.

Loans
The following table compares the composition of the loan portfolio at June 30, 2020, December 31, 2019, and June 30, 2019.

Table 2 - Loans by Portfolio Class
					June 30, 2020 vs. December 31, 2019 Change				June 30, 2020 vs. June 30, 2019 % Change
(dollars in thousands)	June 30, 2020		December 31, 2019				June 30, 2019
Commercial, financial and agricultural	$13,136,696	32.9%	$10,239,559	27.6%	$2,897,137	28.3%	$9,716,939	26.9%	$3,419,757	35.2%
Owner-occupied	6,801,580	17.0	6,529,811	17.6	271,769	4.2	6,511,805	18.0	289,775	4.4
Total commercial and industrial	19,938,276	49.9	16,769,370	45.2	3,168,906	18.9	16,228,744	44.9	3,709,532	22.9
Investment properties	9,447,200	23.7	9,004,327	24.2	442,873	4.9	8,914,992	24.7	532,208	6.0
1-4 family properties	696,808	1.7	780,015	2.1	(83,207)	(10.7)	804,426	2.2	(107,618)	(13.4)
Land and development	683,527	1.7	709,442	1.9	(25,915)	(3.7)	647,828	1.8	35,699	5.5
Total commercial real estate	10,827,535	27.1	10,493,784	28.2	333,751	3.2	10,367,246	28.7	460,289	4.4
Consumer mortgages	5,811,376	14.6	5,546,368	14.9	265,008	4.8	5,407,762	15.0	403,614	7.5
Home equity lines	1,710,264	4.3	1,713,157	4.6	(2,893)	(0.2)	1,650,745	4.6	59,519	3.6
Credit cards	250,448	0.6	268,841	0.7	(18,393)	(6.8)	258,283	0.7	(7,835)	(3.0)
Other consumer loans	1,474,583	3.7	2,396,294	6.5	(921,711)	(38.5)	2,249,337	6.2	(774,754)	(34.4)
Total consumer	9,246,671	23.2	9,924,660	26.7	(677,989)	(6.8)	9,566,127	26.5	(319,456)	(3.3)
Total loans	40,012,482	100.2	37,187,814	100.1	2,824,668	7.6	36,162,117	100.1	3,850,365	10.6
Deferred fees and costs, net	(98,185)	(0.2)	(25,364)	(0.1)	(72,821)	287.1	(23,556)	(0.1)	(74,629)	316.8
Total loans, net of deferred fees and costs	$39,914,297	100.0%	$37,162,450	100.0%	$2,751,847	7.4%	$36,138,561	100.0%	$3,775,736	10.4%

At June 30, 2020, total loans, net of deferred fees and costs of $39.91 billion, increased $2.75 billion, or 7.4%, from December 31, 2019 led by C&I growth of $3.17 billion, including $2.71 billion in PPP loans net of unearned fees, and CRE growth of $333.8 million, partially offset by a $678.0 million decline in consumer loans. We expect loans to be fairly flat over the second half of the year, as compared to balances at June 30, 2020, excluding the impact of PPP loan forgiveness. C&I loans remain the largest component of our loan portfolio, representing 49.9% of total loans, while CRE and consumer loans represent 27.1% and 23.2%, respectively. Our portfolio composition is established through a comprehensive concentration management policy which sets limits for C&I, CRE, and consumer loan levels as well as for sub-categories therein.
U.S. Small Business Administration Paycheck Protection Program (PPP)
Synovus is participating in the Paycheck Protection Program (“PPP”), which is a loan program that originated from the CARES Act and was subsequently expanded by the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCEA Act”) which was passed by Congress on April 23, 2020 and signed into law on April 24, 2020. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. The loans are guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. Synovus began accepting applications from qualified customers on April 3, 2020 and has provided nearly $2.9 billion in funding to close to 19,000 customers through the PPP as of June 30, 2020. The average PPP loan was approximately $150 thousand, and the customers that received those loans employ over 335 thousand individuals.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at June 30, 2020 were $30.77 billion, or 77.0% of the total loan portfolio, compared to $27.26 billion, or 73.4%, at December 31, 2019 and $26.60 billion, or 73.6%, at June 30, 2019.
At June 30, 2020, Synovus had 5 commercial loan relationships with total commitments of $100 million or more (including amounts funded), with no single relationship exceeding $150 million in commitments.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' loan portfolio and is primarily comprised of general middle market and commercial banking clients across a diverse set of industries. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of June 30, 2020, 80.1% (93.0% excluding PPP loans) of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral compared to 92.6% as of December 31, 2019. C&I loans grew $3.17 billion, or 18.9%, from December 31, 2019, driven primarily by $2.71 billion in PPP loans net of unearned fees at June 30, 2020.

Table 3 - Commercial and Industrial Loans by Industry
	June 30, 2020		December 31, 2019
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$3,567,225	17.9%	$3,083,355	18.4%
Finance and insurance	1,487,083	7.5	1,263,521	7.5
Manufacturing	1,387,812	7.0	1,208,688	7.2
Retail trade	1,376,393	6.9	1,202,958	7.2
Accommodation and food services	1,315,174	6.6	921,515	5.5
Professional, scientific, and technical services	1,269,710	6.4	883,433	5.3
Wholesale trade	1,197,540	6.0	1,138,145	6.8
Other services	1,168,152	5.9	1,005,420	6.0
Real estate and rental and leasing	1,164,789	5.8	1,126,828	6.7
Construction	1,089,184	5.5	702,892	4.2
Transportation and warehousing	957,299	4.8	854,954	5.1
Arts, entertainment and recreation	825,993	4.1	771,846	4.6
Real estate other	669,717	3.4	615,441	3.7
Educational services	580,615	2.9	409,639	2.4
Public Administration	421,781	2.1	342,329	2.0
Administration, support, waste management, and remediation	406,743	2.0	302,711	1.8
Agriculture, forestry, fishing, and hunting	402,946	2.0	369,185	2.2
Information	372,992	1.9	314,740	1.9
Other Industries	277,128	1.3	251,770	1.5
Total commercial and industrial loans	$19,938,276	100.0%	$16,769,370	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
At June 30, 2020, $13.14 billion of C&I loans, or 32.9% of the total loan portfolio, included PPP loans of $2.71 billion net of unearned fees and represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At June 30, 2020, $6.80 billion of C&I loans, or 17.0% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominately secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist primarily of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Total CRE loans of $10.83 billion increased $333.8 million, or 3.2%, from December 31, 2019, driven primarily by growth in income-producing investment properties.
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of June 30, 2020 were $9.45 billion, or 87.3% of the CRE loan portfolio, and increased $442.9 million, or 4.9%, from December 31, 2019 with most sub-categories experiencing growth other than shopping centers, which were slightly down.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At June 30, 2020, 1-4 family properties loans totaled $696.8 million, or 6.4% of the CRE loan portfolio, and decreased by $83.2 million, or 10.7%, from December 31, 2019.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $683.5 million at June 30, 2020 decreased slightly from $709.4 million at December 31, 2019.
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
Consumer loans at June 30, 2020 of $9.25 billion decreased $678.0 million, or 6.8%, compared to December 31, 2019 primarily due to the transfer of certain third-party lending partnership loans to held for sale, partially offset by growth in consumer mortgages. Consumer mortgages grew $265.0 million, or 4.8%, from December 31, 2019 due to record production primarily resulting from the low rate environment in addition to continued successful recruiting of MLOs. HELOCs decreased $2.9 million from December 31, 2019. Credit card loans of $250.4 million at June 30, 2020 included $53.0 million of commercial credit card loans, and decreased $18.4 million from $268.8 million at December 31, 2019. Other consumer loans decreased $921.7 million, or 38.5%, from December 31, 2019 primarily due to the transfer of $801.0 million of Synovus' third-party lending partnership loans to held-for-sale. As of June 30, 2020, these partnerships had combined balances of $1.13 billion, or 2.8% of the total loan portfolio, compared to $1.98 billion, or 5.3% of the total loan portfolio, at December 31, 2019.
Consumer loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores. Synovus makes consumer lending decisions based upon a number of key credit risk determinants including FICO scores as well as loan-to-value and debt-to-income ratios. Consumer loans are generally assigned a risk rating on a 9-point scale based on credit bureau scores, with a loan grade of 1 assigned as the lowest level of risk and a loan grade of 6 as the highest level of risk. No loans graded higher than a 6 at origination are approved for funding. At least annually, the consumer loan portfolio data is sent to a consumer credit reporting agency for a refresh of customers' credit scores so that management can evaluate ongoing consistency or negative migration in the quality of the portfolio, which impacts the ALL. Revolving lines of credit are reviewed for a material change in financial circumstances, and when appropriate, the line of credit may be suspended for further advances. FICO scores within the residential real estate portfolio have generally remained stable over the last several years. As of June 30, 2020, weighted-average FICO scores within the residential real estate portfolio based on committed balances were 789 for HELOCs and 778 for Consumer Mortgages.

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the composition of period-end deposits as of the dates indicated. See Table 10 - Average Balances and Yields/Rates in this Report for information on average deposits including average rates.

Table 4 - Composition of Period-end Deposits
(dollars in thousands)	June 30, 2020	%(1)	March 31, 2020	%(1)	December 31, 2019	%(1)	June 30, 2019	%(1)
Non-interest-bearing demand deposits(2)	$11,830,675	26.8%	$8,968,756	22.5%	$8,661,220	22.6%	$8,577,612	22.6%
Interest-bearing demand deposits(2)	5,057,234	11.4	4,617,368	11.6	4,769,505	12.4	4,847,242	12.8
Money market accounts(2)	11,457,223	26.0	10,255,014	25.8	9,827,357	25.6	8,952,875	23.6
Savings deposits(2)	1,080,119	2.4	949,483	2.4	909,500	2.4	891,194	2.3
Public funds	5,347,351	12.1	5,261,383	13.2	4,622,318	12.0	4,351,304	11.5
Time deposits(2)	5,131,676	11.6	5,786,633	14.5	6,185,611	16.1	7,342,951	19.3
Brokered deposits	4,290,302	9.7	3,987,948	10.0	3,429,993	8.9	3,003,544	7.9
Total deposits	$44,194,580	100.0%	$39,826,585	100.0%	$38,405,504	100.0%	$37,966,722	100.0%
Core deposits(3)	$39,904,278	90.3%	$35,838,637	90.0%	$34,975,511	91.1%	$34,963,178	92.1%
Core transaction deposits(4)	$29,425,251	66.6%	$24,790,621	62.2%	$24,167,582	62.9%	$23,268,923	61.3%

Time deposits greater than $100,000, including brokered and public funds	$6,875,462	15.6%	$7,176,468	18.0%	$7,262,833	18.9%	$8,290,297	21.8%
Brokered time deposits	$2,442,940	5.5%	$2,229,596	5.6%	$2,154,095	5.6%	$2,095,240	5.5%

(1) Deposits balance in each category expressed as percentage of total deposits.
(2) Excluding any public funds or brokered deposits.
(3) Core deposits exclude brokered deposits.
(4) Core transaction deposits consist of non-interest-bearing demand deposits, interest-bearing demand deposits, money market accounts, and savings deposits excluding public funds and brokered deposits.
Total period-end deposits at June 30, 2020 increased $4.37 billion, or 11.0%, compared to March 31, 2020, and increased $5.79 billion, or 15.1%, compared to December 31, 2019, led by growth in non-interest-bearing demand deposits. The growth in non-interest-bearing demand deposits occurred in conjunction with Synovus' PPP lending effort. Synovus also experienced broad-based growth across interest-bearing core transaction accounts compared to both March 31, 2020 and December 31, 2019. The quarterly growth in interest-bearing core transaction accounts included growth in money market accounts of $1.20 billion, NOW accounts of $439.9 million, and savings balances of $130.6 million, offset somewhat by declines in higher cost time deposits of $655.0 million. Additionally, Synovus increased funding by $302.4 million in lower priced brokered deposits, at June 30, 2020, compared to March 31, 2020. Interest-bearing deposit costs declined 45 bps during the second quarter of 2020, compared to the first quarter of 2020.
On an average basis, the increase in total deposits was $4.41 billion, or 11.4%, compared to the first quarter of 2020.
Non-interest Revenue
Non-interest revenue for the second quarter of 2020 was $173.5 million, up $83.7 million, or 93.2%, and year-to-date was $277.3 million, up $108.2 million, or 63.9% compared to the same periods in 2019 and included gains on sales of investment securities available for sale of $69.4 million and $78.1 million, respectively. Adjusted non-interest revenue, which excludes net investment securities gains and gain on sale/fair value increase/(decrease) of private equity investments, for the second quarter of 2020 was $95.4 million, up $5.2 million, or 5.7%, from the second quarter of 2019, and on a year-to-date basis was $194.7 million compared to $168.6 million for the first six months of 2019, up $26.1 million, or 15.5%. The increase in adjusted non-interest revenue was due primarily to strong growth in mortgage banking income with record production driven by the current rate environment. As mortgage activity normalizes, Synovus believes a reduction of adjusted non-interest revenue in the third quarter is likely before we see a return to consistent growth in fee revenue as the economy recovers. See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to GAAP measures.

The following table shows the principal components of non-interest revenue.

Table 5 - Non-interest revenue
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Service charges on deposit accounts	$15,567	$21,994	(29.2)%	$36,255	$42,853	(15.4)%
Fiduciary and asset management fees	14,950	14,478	3.3	30,124	28,057	7.4
Card fees	9,186	11,161	(17.7)	20,136	22,037	(8.6)
Brokerage revenue	9,984	10,052	(0.7)	22,383	19,431	15.2
Mortgage banking income	23,530	7,907	197.6	35,757	12,962	175.9
Capital markets income	6,050	8,916	(32.1)	17,294	14,161	22.1
Income from bank-owned life insurance	7,756	5,176	49.8	13,794	10,466	31.8
Investment securities gains (losses), net	69,409	(1,845)	nm	78,144	(1,771)	nm
Gain on sale and increase/(decrease) in fair value of private equity investments	8,707	1,455	nm	4,452	2,313	nm
Other non-interest revenue	8,345	10,513	(20.6)	19,002	18,676	1.7
Total non-interest revenue	$173,484	$89,807	93.2%	$277,341	$169,185	63.9%

Three and Six Months Ended June 30, 2020 compared to June 30, 2019
Service charges on deposit accounts for the three and six months ended June 30, 2020 were down $6.4 million, or 29.2%, and $6.6 million, or 15.4%, respectively, due primarily to the impact of COVID-19, including fewer transactions, fee waivers, and the impact of higher average balances due to stimulus funds. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were down $5.1 million, or 52.8%, and $4.9 million, or 26.6%, for the three and six months ended June 30, 2020, respectively. Account analysis fees were down $432 thousand, or 5.9%, and $451 thousand, or 3.2%, for the three and six months ended June 30, 2020, respectively. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposits, saving accounts, and small business accounts, for the three and six months ended June 30, 2020, were down $909 thousand, or 17.9%, and $1.3 million, or 12.5%, respectively.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, and financial planning services. Fiduciary and asset management fees increased $472 thousand, or 3.3%, and $2.1 million, or 7.4%, for the three and six months ended June 30, 2020, respectively. The increases were driven by growth in total assets under management which increased by 4.7% year-over-year to $16.56 billion.
Card fees for the three and six months ended June 30, 2020 were down $2.0 million, or 17.7%, and $1.9 million, or 8.6%, respectively, due to lower transaction volume as a result of the impact of COVID-19. Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant discounts. Card fees are reported net of certain associated expense items including customer loyalty program expenses and network expenses.
Brokerage revenue of $10.0 million for the three months ended June 30, 2020 was essentially flat, and for the six months ended June 30, 2020 was $22.4 million, up $3.0 million, or 15.2%. The year-over-year growth for the first six months of 2020 was driven by growth in assets under management, increasing contributions from 2019 new hires, and higher transaction revenue from elevated market volatility. Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of customer assets. Brokerage assets under management were $3.94 billion at June 30, 2020, an increase of 19.6% from $3.29 billion at June 30, 2019.
Mortgage banking income was significantly higher in the first six months of 2020, with increases of $15.6 million and $22.8 million for the three and six months ended June 30, 2020, respectively. Mortgage banking income was driven by higher production and sales, including an increase in refinance volume, due primarily to a decline in long-term interest rates. Total secondary market mortgage loan production was $635.2 million, up $418.3 million, and $889.7 million, up $545.6 million, for the three and six months ended June 30, 2020, respectively.
Capital markets income primarily includes fee income from customer derivative transactions. Additionally, capital markets income includes fee income from capital raising investment banking transactions and foreign exchange as well as other miscellaneous income from capital market transactions. While capital markets income was $2.9 million lower for the three months ended June 30, 2020, capital markets income for the first six months of 2020 was up $3.1 million, as commercial clients locked in lower rates on borrowings late in the first quarter.
Income from BOLI, which includes increases in the cash surrender value of policies and proceeds from insurance benefits, increased $2.6 million, or 49.8%, and $3.3 million, or 31.8%, for the three and six months ended June 30, 2020, respectively, due primarily to additional investments in BOLI policies during the first quarter of 2020. The first six months of 2020 included income on proceeds from insurance benefits of $706 thousand compared to $233 thousand in 2019.
Investment securities gains, net, of $69.4 million and $78.1 million for the three and six months ended June 30, 2020, respectively, reflected strategic repositioning of the portfolio primarily during the latter part of the second quarter of 2020. The transactions were primarily focused on agency mortgage-backed securities, but also included the disposition of Synovus' remaining $155.0 million in asset-backed securities.
Gain on sale and increase/(decrease) in fair value of private equity investments included realized gains during the second quarter of 2020 from the sale of positions in two publicly traded equity investments, offset partially by write-downs on two smaller remaining investments.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges, income from insurance commissions, gains from sales of GGL/SBA loans, and other miscellaneous items. The first quarter of 2020 included a sale-leaseback gain of $2.4 million associated with a bank office property while the second quarter of 2020 included expense of $1.6 million related to investments in solar energy tax credit partnerships.
Non-interest Expense
Non-interest expense for the second quarter of 2020 was $284.1 million, up $20.0 million, or 7.6%, compared to the second quarter of 2019 and adjusted non-interest expense of $276.4 million was up $19.7 million, or 7.7%. On a year-to-date basis, non-interest expense was up $3.9 million, or 0.7%, and adjusted non-interest expense was up $48.2 million, or 9.7%. The increase in adjusted expense during 2020 was largely driven by mortgage production commissions, expense associated with Synovus' internal revenue growth and efficiency initiatives, COVID-19 related expenses, and investments in talent and technology. The efficiency ratio-FTE for the first six months of 2020 was 54.47%, compared to 57.67% for the first six months of 2019. The adjusted tangible efficiency ratio for the first six months of 2020 was 57.31%, up 614 bps compared to the same period a year ago. Synovus expects expenses to decline in the second half of the year as mortgage production commissions decline with normalized mortgage activity, COVID-19 related expenses decline, and Synovus Forward initiatives are implemented. See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to GAAP measures.
The following table summarizes the components of non-interest expense.

Table 6 - Non-interest Expense
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Salaries and other personnel expense	$159,597	$143,009	11.6%	$309,274	$282,436	9.5%
Net occupancy, equipment, and software expense	41,727	39,851	4.7	83,921	78,245	7.3
Third-party processing and other services	21,366	19,118	11.8	42,846	36,875	16.2
Professional fees	15,305	9,312	64.4	25,980	15,660	65.9
FDIC insurance and other regulatory fees	6,851	7,867	(12.9)	12,129	14,629	(17.1)
Earnout liability adjustments	4,908	—	nm	4,908	—	nm
Merger-related expense	—	7,401	nm	—	57,140	nm
Restructuring charges	2,822	18	nm	6,042	37	nm
Loss on early extinguishment of debt	—	—	nm	1,904	—	nm
Other operating expenses	31,565	37,550	(15.9)	73,417	71,515	2.7
Total non-interest expense	$284,141	$264,126	7.6%	$560,421	$556,537	0.7%

Three and Six Months Ended June 30, 2020 compared to June 30, 2019
Salaries and other personnel expense increased $16.6 million, or 11.6%, and $26.8 million, or 9.5%, for the three and six months ended June 30, 2020, respectively, due primarily to higher mortgage production-based commissions, COVID-19 related bonus payments to certain front-line employees, and investments in talent.
Net occupancy, equipment, and software expense increased $1.9 million, or 4.7%, and $5.7 million, or 7.3%, during the three and six months ended June 30, 2020, respectively, primarily due to investments in technology as well as increases in net rent expense. Synovus expects net rent expense to decline during the second half of 2020, as compared to expense during the six months ended June 30, 2020, as Synovus optimizes its physical space with branch and corporate real estate closures.

Third-party processing and other services includes all third-party core operating system and processing charges as well as third-party loan servicing charges. Third-party processing expense increased $2.2 million, or 11.8%, and $6.0 million, or 16.2%, for the three and six months ended June 30, 2020, respectively. The increase is primarily associated with loan growth from Synovus' consumer-based lending partnerships. During the second quarter of 2020, Synovus restructured certain of its third-party consumer-based lending partnership arrangements with a shift of new originations to held for sale. Thus, Synovus expects third-party loan servicing expense to decline in the second half of 2020, as compared to expense during the six months ended June 30, 2020.
Professional fees increased $6.0 million, or 64.4%, and $10.3 million, or 65.9%, for the three and six months ended June 30, 2020, respectively, from increases in consulting fees related to Synovus' internal revenue growth and efficiency initiative, "Synovus Forward".
FDIC insurance and other regulatory fees were down $1.0 million and $2.5 million for the three and six months ended June 30, 2020, respectively, due primarily to strategic balance sheet management actions, aimed at reducing FDIC expense.
Earnout liability fair value adjustments associated with the Global One acquisition are the result of higher than projected earnings and higher earnings estimates over the remaining contractual earnout period, reflecting the continued success of the Global One enterprise. The earnout period ends on June 30, 2021.
In connection with the FCB acquisition, Synovus incurred merger-related expense totaling $7.4 million and $57.1 million for the three and six months ended June 30, 2019, respectively, primarily related to employment compensation agreements, severance, and professional services. See "Part I - Item 1. Financial Statements and Supplementary Data - Note 2 - Acquisitions" in this Report for more information on the acquisition of FCB.
During the three and six months ended June 30, 2020, Synovus recorded $2.8 million and $6.0 million, respectively, in restructuring charges related to branch closures and restructuring of corporate real estate as part of the Synovus Forward initiative. Synovus Bank operated 293 branches at June 30, 2020, compared to 298 branches at December 31, 2019, following the closing of six branches during the first half of 2020 and opening of one new branch. During July, Synovus opened an additional branch and expects to close seven branches during the remainder of 2020.
On February 25, 2020, Synovus terminated a $250 million long-term FHLB obligation and incurred a $1.9 million loss on early extinguishment of debt.
Other operating expenses includes advertising, travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expenses. Other operating expenses were down $6.0 million and up $1.9 million, for the three and six months ended June 30, 2020, respectively. Advertising expense was down $3.0 million and $3.4 million for the three and six months ended June 30, 2020, respectively, and travel expense was down $2.5 million and $2.9 million for the three and six months ended June 30, 2020, respectively. Other operating expenses for the six months ended June 30, 2020 includes a $2.7 million valuation adjustment on a MPS receivable and a $2.5 million charge from termination of customer swaps.
Income Tax Expense
Income tax expense was $34.5 million for the six months ended June 30, 2020, representing an effective tax rate of 20.7%, compared to income tax expense of $95.0 million for the six months ended June 30, 2019, representing an effective tax rate of 25.6%. The decrease in the effective tax rate for the six months ended June 30, 2020, as compared to the effective tax rate for the six months ended June 30, 2019, reflects a one-time benefit of $2.7 million for carrying back net operating loss deductions to pre-TJCA tax periods, as allowed by the CARES Act, and $2.6 million in other net discrete benefit items, including discrete items related to prior periods. Additionally, the effective tax rate in the first six months of 2019 was higher largely due to non-deductible merger-related expenses associated with the FCB acquisition.
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
With the exception of the net operating loss carryback deductions and certain state concessions, we do not expect the provisions of the CARES Act to have a significant impact on the Company’s current tax provision.

CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the quality of its loan portfolio by industry, property type, geography, as well as credit quality metrics. While we expect to experience stress in the portfolio as we progress through the current economic environment, which aligns with the reserve builds in the first half of the year under the pro-cyclical nature of CECL, the credit quality of the portfolio at June 30, 2020 was generally stable, due in part to Synovus' deferral relief program offered in response to the impact of COVID-19.

At June 30, 2020, 11.7% of Synovus' loan portfolio, or $4.67 billion, is in sectors we expect to be most sensitive to the COVID-19 pandemic. Within this group, hotels represented the largest exposure at $1.37 billion, followed by shopping centers (excluding those with a grocery, pharmacy, or discount store anchor) at $1.07 billion, restaurants at $787 million, retail trade (excluding gas and staples) at $724 million, arts, entertainment, and recreation at $462 million, and oil-related industries at $265 million. While our entire loan portfolio is being continuously assessed, enhanced monitoring for these sectors is ongoing. We are continuously working with these customers to evaluate how the current economic conditions are impacting, and will continue to impact, their business operations.
The table below includes selected credit quality metrics.

Table 7 - Credit Quality Metrics
(dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Non-performing loans	$147,437	$101,636	$124,083
ORE and other assets	30,242	35,810	15,479
Non-performing assets	$177,679	$137,446	$139,562
Total loans	$39,914,297	$37,162,450	$36,138,561
Non-performing loans as a % of total loans	0.37%	0.27%	0.34%
Non-performing assets as a % of total loans, ORE, and specific other assets	0.44	0.37	0.39
Loans 90 days past due and still accruing	$8,391	$15,943	$5,851
As a % of total loans	0.02%	0.04%	0.02%
Total past due loans and still accruing	$46,390	$123,793	$80,792
As a % of total loans	0.12%	0.33%	0.22%
Net charge-offs, quarter	$24,046	$8,821	$11,779
Net charge-offs/average loans, quarter	0.24%	0.10%	0.13%
Net charge-offs, year-to-date	$44,107	$57,612	$28,867
Net charge-offs/average loans, year-to-date	0.23%	0.16%	0.16%
Provision for loan losses, quarter	$119,242	$24,470	$12,119
Provision for unfunded commitments, quarter	22,609	*	*
Provision for credit losses, quarter	$141,851	$24,470	$12,119
Provision for loan losses, year-to-date	268,359	87,720	35,688
Provision for unfunded commitments, year-to-date	32,214	*	*
Provision for credit losses, year-to-date	300,573	87,720	35,688
Allowance for loan losses	588,648	281,402	257,376
Reserve for unfunded commitments	61,029	1,375	995
Allowance for credit losses	$649,677	$282,777	$258,371
ACL to loans coverage ratio	1.63%	0.76%	0.71%
ALL to loans coverage ratio	1.47	0.76	0.71
ACL/NPLs	440.65	278.23	208.22
ALL/NPLs	399.25	276.87	207.42

* Prior to CECL implementation on January 1, 2020, the provision for unfunded commitments was reflected within other non-interest expense.
Non-performing Assets
Total NPAs as a percentage of total loans, ORE, and specific other assets were 0.44% at June 30, 2020 compared to 0.37% at December 31, 2019 and 0.39% at June 30, 2019. Total NPAs were $177.7 million at June 30, 2020 compared to $137.4 million at December 31, 2019 and $139.6 million at June 30, 2019. The increase in NPLs and NPAs compared to December 31,

2019 primarily related to the designation of a large C&I relationship as non-performing in the first quarter of 2020.
Provision for Credit Losses and Allowance for Credit Losses
Provision for credit losses of $141.9 million and $300.6 million for the three and six months ended June 30, 2020, respectively, resulted in the building of the ACL required under CECL primarily as a result of deterioration in the economic environment due to COVID-19. The ACL at June 30, 2020 totaled $649.7 million consisting of an ALL of $588.6 million and reserve for unfunded commitments of $61.0 million, resulting in an ACL to loans coverage ratio of 1.63% and an ACL to NPLs ratio of 441%. Excluding PPP loans, the ACL to loans coverage ratio was 1.74%.

Table 8 - Accruing TDRs by Risk Grade
	June 30, 2020		December 31, 2019		June 30, 2019
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Pass	$74,619	44.8%	$70,574	53.0%	$60,586	47.9%
Special mention	16,228	9.8	11,735	8.8	12,841	10.2
Substandard accruing	75,614	45.4	50,836	38.2	52,942	41.9
Total accruing TDRs	$166,461	100.0%	$133,145	100.0%	$126,369	100.0%

Troubled Debt Restructurings
Accruing TDRs were $166.5 million at June 30, 2020, compared to $133.1 million at December 31, 2019 and $126.4 million at June 30, 2019. Accruing TDRs increased $33.3 million from December 31, 2019 and $40.1 million from June 30, 2019. The primary driver of the increase in accruing TDRs compared to December 31, 2019 is a result of a large relationship being designated as an accruing TDR in the first quarter of 2020 due to interest rate and term concessions. Non-accruing TDRs were $8.5 million at June 30, 2020, compared to $17.1 million at December 31, 2019 and $12.8 million at June 30, 2019.
Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At June 30, 2020, December 31, 2019, and June 30, 2019, approximately 99%, 99%, and 97%, respectively, of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have continued to remain at low levels.
Non-TDR Modifications due to COVID-19
Regulatory agencies have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of COVID-19. In the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), for example, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and their unwillingness to criticize institutions for working with borrowers in a safe and sound manner. Moreover, the Interagency Statement provided that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Section 4013 of the CARES Act allows banks to elect to not consider loan modifications related to COVID-19 that are made between March 1, 2020 and the earlier of December 31, 2020, or 60 days after the National Emergency ends to borrowers that are current (i.e., less than 30 days past due as of December 31, 2019) as TDRs. The regulatory agencies further stated that performing loans granted payment deferrals due to COVID-19 are not considered past due or non-accrual. FASB confirmed the foregoing regulatory agencies' view, that such short-term modifications (e.g., six months) made on a good-faith basis in response to COVID-19 for borrowers who are current are not TDRs. Beginning in late March 2020, Synovus provided relief programs consisting primarily of 90-day payment deferral relief to borrowers negatively impacted by COVID-19 and has accounted for these loan modifications in accordance with ASC 310-40. Synovus approved payment deferral relief of principal and interest to borrowers due to the effects of COVID-19 on approximately $6 billion of our loan portfolio. The deferred payments along with interest accrued during the deferral period are generally due and payable on the maturity date of the existing loan. Based on the terms of the deferral relief program which did not provide for forgiveness of interest, Synovus has recognized interest income on loans during the deferral period. As of June 30, 2020, $2.11 billion of the total loan portfolio was in a 90-day deferral status, including $3.2 million under a second 90-day deferral period. Based on reviews of customer cash flows, client surveys, and conversations and interactions with customers, Synovus preliminarily estimates that approximately 3 to 5 percent of total loans will have a second deferral granted for a 90-day deferment. As of August 4, 2020, $701.9 million of the total loan portfolio was in a 90-day deferral status, including $246.0 million under a second 90-day deferral period. The majority of second 90-day payment deferral relief provided to borrowers, as of August 4, 2020, includes deferral of scheduled principal payments only, with no deferral of interest payments.

Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by their primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach to Basel III. At June 30, 2020, Synovus and Synovus Bank's capital levels exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 9 - Capital Ratios
(dollars in thousands)	June 30, 2020	December 31, 2019
CET1 capital
Synovus Financial Corp.	$3,827,229	$3,743,459
Synovus Bank	4,633,418	4,640,501
Tier 1 risk-based capital
Synovus Financial Corp.	4,364,374	4,280,604
Synovus Bank	4,633,418	4,640,501
Total risk-based capital
Synovus Financial Corp.	5,459,568	5,123,381
Synovus Bank	5,168,612	4,923,279
CET1 capital ratio
Synovus Financial Corp.	8.90%	8.95%
Synovus Bank	10.76	11.10
Tier 1 risk-based capital ratio
Synovus Financial Corp.	10.15	10.23
Synovus Bank	10.76	11.10
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.70	12.25
Synovus Bank	12.01	11.78
Leverage ratio
Synovus Financial Corp.	8.38	9.16
Synovus Bank	8.91	9.94
Tangible common equity ratio(1)
Synovus Financial Corp.	7.41	8.08

(1)  See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
At June 30, 2020, Synovus' CET1 ratio was 8.90%, in excess of regulatory requirements including the capital conservation buffer of 2.5%. The June 30, 2020 CET1 ratio improved 20 bps compared to March 31, 2020 and was 5 bps below the December 31, 2019 ratio. During the latter part of the second quarter of 2020, Synovus executed certain balance sheet management activities including repositioning the investment securities portfolio and transitioning certain third-party lending partnership loans to held for sale. These actions settled subsequent to quarter-end, at the margin, and are expected to provide further support to capital ratios in the third quarter of 2020. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 11 - Regulatory Capital" to the consolidated financial statements of Synovus' 2019 Form 10-K. Management reviews the Company's capital position on an on-going basis and believes, based on internal capital analyses and earnings projections, that Synovus is well positioned to meet relevant regulatory capital standards.
As a result of the greater economic uncertainty associated with the current pandemic, Synovus suspended its share repurchase activity beyond the $16.2 million (450 thousand shares) of its common stock repurchased during the first quarter.
On March 27, 2020, the federal banking regulators issued an interim final rule, updating CECL transition options, which allows electing banking organizations to delay an estimate of the effect of CECL on regulatory capital for up to two years, followed by a three-year phase-in transition period. Synovus adopted CECL on January 1, 2020 and the June 30, 2020 regulatory capital ratios reflect Synovus' election of the five-year transition provision. For additional information on Synovus' adoption of CECL, see "Part I - Item 1. Financial Statements and Supplementary Data - Note 1 - Basis of Presentation and Accounting Policies" in this Report.

Dividends
Synovus has historically paid a quarterly cash dividend to the holders of its common stock. Management and the Board of Directors closely monitor current and projected capital levels, liquidity (including dividends from subsidiaries), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends. As Synovus navigates through the current recession and regulatory guidelines, the approach to common stock dividends will be continually evaluated based on an assessment of long-term earnings, capital projections, and liquidity.
Synovus' ability to pay dividends on its common stock and preferred stock is primarily dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities.
Synovus declared common stock dividends of $97.2 million, or $0.66 per common share, for the six months ended June 30, 2020, up from $94.5 million, or $0.60 per common share, for the six months ended June 30, 2019, respectively. In addition, Synovus declared dividends on its preferred stock of $16.6 million and $6.3 million during the six months ended June 30, 2020 and 2019, respectively.
Liquidity
Liquidity represents the extent to which Synovus has readily available sources of funding to meet the needs of depositors, borrowers and creditors, to support asset growth, and to otherwise sustain operations of Synovus and its subsidiaries, at a reasonable cost, on a timely basis, and without adverse consequences. ALCO monitors Synovus' economic, competitive, and regulatory environment and is responsible for measuring, monitoring, and reporting on liquidity and funding risk as well as market risk.
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
Synovus Bank also generates liquidity through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank also has the capacity to access funding through its membership in the FHLB system and through the Federal Reserve discount window. During the first quarter of 2020, Synovus increased its FHLB availability by over $2.0 billion through expanding pledged collateral. At June 30, 2020, based on currently pledged collateral, Synovus Bank had access to incremental FHLB funding of $4.90 billion, subject to FHLB credit policies.
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
Earning Assets and Sources of Funds
Average total assets for the six months ended June 30, 2020 increased $4.54 billion, or 9.8%, to $50.78 billion as compared to $46.24 billion for the first six months of 2019. Average earning assets increased $3.78 billion, or 8.8%, in the first six months of 2020 compared to the same period in 2019 and represented 92.0% of average total assets at June 30, 2020, as compared to 92.8% at June 30, 2019. The increase in average earning assets primarily resulted from a $3.14 billion increase in average loans, net, which included average PPP loans of $1.11 billion (Synovus funded nearly $2.9 billion of PPP loans during the second quarter of 2020) as well as a $513.5 million increase in average interest-bearing funds held at the Federal Reserve Bank.
Average interest-bearing liabilities increased $2.35 billion, or 7.4%, to $34.16 billion for the first six months of 2020 compared to the same period in 2019. The increase in average interest-bearing liabilities resulted from a $2.60 billion increase in average money market deposits, a $706.7 million increase in average long-term debt, including $400.0 million of senior notes issued in February 2020, and a $161.6 million increase in other short-term borrowings. These increases were partially offset by a $1.62 billion, or 15.5%, decrease in average time deposits. Average non-interest-bearing demand deposits increased $1.49 billion, or 16.2%, to $10.67 billion for the first six months of 2020 compared to the same period in 2019, due largely to liquidity associated with PPP lending.
Net interest income for the six months ended June 30, 2020 was $749.8 million, down $44.6 million, or 5.6%, compared to the same period in 2019. The decrease in year-over-year net interest income was due to declines of $36.2 million in PAA (primarily comprised of declines of $13.5 million of loan accretion and $21.9 million of deposit premium amortization) associated with the FCB acquisition and declines in market interest rates, which were somewhat offset by higher average earning assets. Net interest margin was down 49 bps over the comparable six-month periods to 3.25%, due primarily to the decline in market interest rates in addition to declines in PAA. For the six months ended June 30, 2020, the yield on earning assets was 4.03%, a decrease of 77 bps compared to the six months ended June 30, 2019, while the effective cost of funds decreased 28 bps to 0.78%. The yield on loans decreased 83 bps to 4.34% while the yield on investment securities decreased 14 bps to 2.91% over the six months ended June 30, 2019.
On a sequential quarter basis, net interest income was up $3.3 million, or 0.9%, and net interest margin for the second quarter was 3.13%, which was down 24 bps compared to the first quarter of 2020. The sequential quarter decline in net interest margin was primarily driven by the full quarter impact of the March 2020 emergency rate cuts by the Federal Reserve, as well as excess liquidity. The second quarter included average PPP loan balances of $2.21 billion and $9.2 million in accretion of associated PPP processing fees. For the second quarter of 2020, the yield on earning assets decreased 58 bps, while the effective cost of funds decreased 34 bps compared to the first quarter of 2020.
While the second half of the year is expected to be favorably impacted by additional PPP fee accretion as PPP loans are forgiven, net interest income and net interest margin are expected to experience downward pressure due to certain strategic balance sheet management activities which were completed late in the second quarter.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Table 10 - Average Balances and Yields/Rates	2020		2019
(dollars in thousands) (yields and rates annualized)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Interest Earning Assets:
Investment securities(1)(2)	$6,618,533	6,680,047	6,696,768	6,831,036	6,955,386
Yield	2.72%	3.09	3.12	3.14	3.03
Trading account assets(3)	$6,173	6,306	7,986	5,519	4,853
Yield	2.19%	2.70	2.69	4.01	1.83
Commercial loans(2)(4)	$30,236,919	27,607,343	26,698,202	26,567,719	26,353,701
Yield	3.95%	4.57	4.82	5.09	5.13
Consumer loans(4)	$9,899,172	9,985,702	9,809,832	9,633,603	9,423,427
Yield	4.34%	4.60	5.07	5.08	5.17
Allowance for loan losses	$(498,545)	(368,033)	(269,052)	(258,024)	(259,284)
Loans, net(4)	$39,637,546	37,225,012	36,238,982	35,943,298	35,517,844
Yield	4.08%	4.62	4.93	5.13	5.17
Mortgage loans held for sale	$221,157	86,415	117,909	99,556	70,497
Yield	3.09%	3.67	3.77	3.93	4.27
Other loans held for sale	$19,246	—	—	475	272
Yield	4.19%	—	—	—	—
Other earning assets(5)	$1,709,086	652,130	514,635	513,160	511,488
Yield	0.11%	1.02	1.71	2.08	2.37
Federal Home Loan Bank and Federal Reserve Bank Stock(3)	$247,801	284,082	278,586	254,994	234,949
Yield	3.60%	3.38	2.85	3.85	3.29
Total interest earning assets	$48,459,542	44,933,992	43,854,866	43,648,038	43,295,289
Yield	3.75%	4.33	4.60	4.78	4.79
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$7,260,940	6,445,986	6,381,282	6,138,810	6,335,953
Rate	0.21%	0.51	0.60	0.69	0.71
Money market accounts, excluding brokered deposits	$12,238,479	11,548,014	10,526,296	10,138,783	10,024,836
Rate	0.46%	1.00	1.13	1.26	1.23
Savings deposits	$1,036,024	926,822	915,640	900,366	904,183
Rate	0.02%	0.05	0.05	0.05	0.05
Time deposits under $100,000	$1,621,943	1,761,741	1,873,350	2,100,492	2,245,878
Rate	1.43%	1.64	1.27	1.39	1.39
Time deposits over $100,000	$4,772,555	5,051,705	5,198,266	5,957,691	6,331,665
Rate	1.80%	2.04	1.51	1.69	1.70
Other brokered deposits	$1,998,571	1,376,669	1,156,131	993,078	766,718
Rate	0.25%	1.42	1.84	2.47	2.46
Brokered time deposits	$2,244,429	2,166,496	2,121,069	2,119,149	1,985,589
Rate	1.86%	2.11	2.16	2.27	2.28
Total interest-bearing deposits	$31,172,941	29,277,433	28,172,034	28,348,369	28,594,822
Rate	0.73%	1.18	1.16	1.32	1.30
Federal funds purchased and securities sold under repurchase agreements	$250,232	167,324	192,731	221,045	300,168
Rate	0.12%	0.30	0.24	0.22	0.20
Other short-term borrowings	$550,000	1,384,362	1,565,507	1,307,370	1,090,581
Rate	1.23%	1.66	1.87	2.31	2.59
Long-term debt	$2,834,188	2,678,651	2,153,983	2,286,221	2,114,819
Rate	2.36%	2.78	3.07	3.32	3.53
Total interest-bearing liabilities	$34,807,361	33,507,770	32,084,255	32,163,005	32,100,390
Rate	0.86%	1.30	1.30	1.47	1.48
Non-interest-bearing demand deposits	$11,923,534	9,409,774	9,706,784	9,365,776	9,304,839
Cost of funds	0.65%	1.04	1.02	1.16	1.15
Effective cost of funds(6)	0.62%	0.96	0.95	1.09	1.10
Net interest margin	3.13%	3.37	3.65	3.69	3.69
Taxable equivalent adjustment(2)	$861	786	769	819	811

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

Net Interest Income and Rate/Volume Analysis
        The following table sets forth the major components of net interest income and the related annualized yields and rates for the six months ended June 30, 2020 and 2019, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Table 11 - Net Interest Income and Rate/Volume Analysis
	Six Months Ended June 30,						2020 Compared to 2019
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2020	2019	2020	2019	2020	2019	Volume	Rate
Assets
Interest earning assets:
Investment securities	$6,649,290	$6,746,950	$96,593	$102,789	2.91%	3.05%	$(1,481)	$(4,715)	$(6,196)
Trading account assets	6,240	3,459	76	29	2.45	1.67	23	24	47
Taxable loans, net(1)	38,396,237	35,206,985	823,156	900,129	4.31	5.16	81,833	(158,806)	(76,973)
Tax-exempt loans, net(1)(2)	468,330	342,848	7,820	6,587	3.36	3.87	2,415	(1,182)	1,233
Allowance for loan losses	(433,289)	(256,067)
Loans, net	38,431,278	35,293,766	830,976	906,716	4.34	5.17	84,248	(159,988)	(75,740)
Mortgage loans held for sale	153,786	52,803	2,502	1,143	3.25	4.33	2,175	(816)	1,359
Other loans held for sale	9,623	802	204	22	4.19	5.35	235	(53)	182
Other earning assets(3)	1,180,608	595,018	2,133	7,233	0.36	2.42	7,018	(12,118)	(5,100)
Federal Home Loan Bank and Federal Reserve Bank stock	265,942	223,244	4,629	4,479	3.48	4.01	851	(701)	150
Total interest earning assets	46,696,767	42,916,042	937,113	1,022,411	4.03	4.80	93,069	(178,367)	(85,298)
Cash and due from banks	536,180	517,958
Premises and equipment, net	489,246	483,420
Other real estate	13,523	14,056
Cash surrender value of bank-owned life insurance	963,428	763,741
Other assets(4)	2,075,995	1,544,423
Total assets	$50,775,139	$46,239,640

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$6,853,463	$6,364,470	$11,871	$21,974	0.35%	0.70%	$1,702	$(11,805)	$(10,103)
Money market accounts	13,580,867	10,985,791	48,832	71,264	0.72	1.31	16,905	(39,337)	(22,432)
Savings deposits	981,423	902,630	161	258	0.03	0.06	23	(120)	(97)
Time deposits	8,809,434	10,430,033	81,612	86,887	1.86	1.68	(13,539)	8,264	(5,275)
Federal funds purchased and securities sold under repurchase agreements	208,778	266,807	201	281	0.19	0.21	(61)	(19)	(80)
Other short-term borrowings	967,181	805,602	7,509	10,476	1.54	2.59	2,081	(5,048)	(2,967)
Long-term debt	2,756,419	2,049,726	35,454	35,392	2.52	3.43	12,054	(11,992)	62
Total interest-bearing liabilities	34,157,565	31,805,059	185,640	226,532	1.08	1.43	19,165	(60,057)	(40,892)
Non-interest-bearing deposits	10,666,654	9,180,584
Other liabilities	918,009	689,462
Shareholders' equity	5,032,911	4,564,535
Total liabilities and equity	$50,775,139	$46,239,640
Interest rate spread:					2.95%	3.37%
Net interest income - FTE/margin(5)			$751,473	$795,879	3.25%	3.74%	$73,904	$(118,310)	$(44,406)
Taxable equivalent adjustment			1,647	1,441
Net interest income, actual			$749,826	$794,438

(1) Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2020 - $24.4 million, 2019 - $17.1 million.
(2) Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(3) Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(4) Includes average net unrealized gains (losses) on investment securities available for sale of $218.7 million and $(36.5) million for the six months ended June 30, 2020 and 2019, respectively.
(5) The net interest margin is calculated by dividing annualized net interest income - FTE by average total interest earnings assets.

Market Risk Analysis
Interest rate risk is the primary market risk to which Synovus is potentially exposed. Synovus measures its sensitivity to changes in market interest rates through the use of a simulation model which incorporates all of Synovus’ earning assets and liabilities. These simulations are used to determine a baseline net interest income projection and the sensitivity of the income profile based on changes in interest rates. These simulations incorporate assumptions and factors, including, but not limited to, changes in market rates, in the size or composition of the balance sheet, and in repricing characteristics as well as customer behaviors. This process is reviewed and updated on an on-going basis in a manner consistent with Synovus’ ALCO governance framework.
Synovus has modeled its baseline net interest income projection assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25% and the current prime rate of 3.25%. Synovus has modeled the impact of a gradual increase in market interest rates across the yield curve of 100 and 200 bps and a gradual decline of 25 bps to determine the sensitivity of net interest income for the next twelve months. The lesser decline of the downrate scenario presented was selected in light of the low absolute level of monetary policy rates and generally incorporates an assumption that rates are floored at the zero-lower-bound. Synovus' current rate risk position is considered modestly asset-sensitive and would be expected to benefit net interest income in a rising interest rate environment and reduce net interest income in a declining interest rate environment. The following table represents the estimated sensitivity of net interest income at June 30, 2020, with comparable information for December 31, 2019.

Table 12 - Twelve Month Net Interest Income Sensitivity
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)
Change in Short-term Interest Rates (in bps)	June 30, 2020	December 31, 2019
+200	1.9%	2.8%
+100	1.0%	2.0%
Flat	—%	—%
-25	0.2%	N/A

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
Goodwill
Goodwill assessments are highly sensitive to economic projections and the related assumptions and estimates used by management. Synovus includes goodwill impairment analysis and reporting unit valuations as part of its critical accounting policy for fair value measurements. For additional information, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in Synovus' 2019 Form 10-K and "Part I - Item 1. Financial Statements and Supplementary Data - Note 5 - Goodwill and Other Intangible Assets" in this Report.
Non-GAAP Financial Measures
The measures entitled adjusted non-interest revenue; adjusted non-interest expense; adjusted total revenues; adjusted tangible efficiency ratio; adjusted net income per common share, diluted; adjusted return on average assets; adjusted return on average common equity; return on average tangible common equity, adjusted return on average tangible common equity; and tangible common equity ratio are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest revenue; total non-interest expense; total revenues; efficiency ratio-FTE; net income per common share, diluted; return on average assets; return on average common equity; and the ratio of total shareholders' equity to total assets, respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted total revenues and adjusted non-interest revenue are measures used by management to evaluate non-interest revenue exclusive of net investment securities gains (losses) and gains on sale and changes in fair value of private equity investments, net. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income per common share, diluted, adjusted return on average assets, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. Return on average tangible common equity and adjusted return on average tangible common equity are measures used by management to compare Synovus' performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity ratio is used by management to assess the strength of our capital position. The computations of these measures are set forth in the tables below.

Table 14 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Adjusted non-interest revenue
Total non-interest revenue	$173,484	$89,807	$277,341	$169,185
Subtract/add: Investment securities (gains) losses, net	(69,409)	1,845	(78,144)	1,771
Subtract: Gain on sale and increase in fair value of private equity investments, net	(8,707)	(1,455)	(4,452)	(2,313)
Adjusted non-interest revenue	$95,368	$90,197	$194,745	$168,643

Adjusted non-interest expense
Total non-interest expense	$284,141	$264,126	$560,421	$556,537
Subtract: Earnout liability adjustments	(4,908)	—	(4,908)	—
Subtract: Merger-related expense	—	(7,401)	—	(57,140)
Subtract: Restructuring charges, net	(2,822)	(18)	(6,042)	(37)
Subtract: Loss on early extinguishment of debt, net	—	—	(1,904)	—
Adjusted non-interest expense	$276,411	$256,707	$547,567	$499,360

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Adjusted total revenues and adjusted tangible efficiency ratio
Adjusted non-interest expense	$276,411	$256,707	$547,567	$499,360
Subtract: Amortization of intangibles	(2,640)	(2,410)	(5,280)	(5,802)
Adjusted tangible non-interest expense	$273,771	$254,297	$542,287	$493,558

Net interest income	$376,566	$397,262	$749,826	$794,438
Add: Tax equivalent adjustment	861	811	1,647	1,441
Add: Total non-interest revenue	173,484	89,807	277,341	169,185
Total FTE revenues	$550,911	$487,880	$1,028,814	$965,064
Subtract/add: Investment securities (gains) losses, net	(69,409)	1,845	(78,144)	1,771
Subtract: Gain on sale and increase in fair value of private equity investments, net	(8,707)	(1,455)	(4,452)	(2,313)
Adjusted total revenues	$472,795	$488,270	$946,218	$964,522
Efficiency ratio-FTE	51.58%	54.14%	54.47%	57.67%
Adjusted tangible efficiency ratio	57.91	52.08	57.31	51.17

Adjusted net income per common share, diluted
Net income available to common shareholders	$84,901	$153,034	$115,131	$270,070
Add: Earnout liability adjustments	4,908	—	4,908	—
Add: Merger-related expense	—	7,401	—	57,140
Add: Restructuring charges, net	2,822	18	6,042	37
Add: Loss on early extinguishment of debt, net	—	—	1,904	—
Subtract/add: Investment securities (gains) losses, net	(69,409)	1,845	(78,144)	1,771
Subtract: Gain on sale and increase in fair value of private equity investments, net	(8,707)	(1,455)	(4,452)	(2,313)
Add/subtract: Tax effect of adjustments	19,500	(1,951)	19,335	(7,659)
Adjusted net income available to common shareholders	$34,015	$158,892	$64,724	$319,046
Weighted average common shares outstanding, diluted	147,733	159,077	148,067	160,908
Adjusted net income per common share, diluted	$0.23	$1.00	$0.44	$1.98

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Adjusted return on average assets (annualized)
Net income	$93,192	$156,184	$131,712	$276,370
Add: Earnout liability adjustments	4,908	—	4,908	—
Add: Merger-related expense	—	7,401	—	57,140
Add: Restructuring charges, net	2,822	18	6,042	37
Add: Loss on early extinguishment of debt, net	—	—	1,904	—
Subtract/add: Investment securities (gains) losses, net	(69,409)	1,845	(78,144)	1,771
Subtract: Gain on sale and increase in fair value of private equity investments, net	(8,707)	(1,455)	(4,452)	(2,313)
Add/subtract: Tax effect of adjustments	19,500	(1,951)	19,335	(7,659)
Adjusted net income	$42,306	$162,042	$81,305	$325,346
Net income annualized	374,816	626,452	264,871	557,321
Adjusted net income annualized	170,154	649,949	163,503	656,084
Total average assets	52,853,685	46,679,769	50,775,139	46,239,640
Return on average assets (annualized)	0.71%	1.34%	0.52%	1.21%
Adjusted return on average assets (annualized)	0.32	1.39	0.32	1.42

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended
(dollars in thousands)	June 30, 2020	March 31, 2020	June 30, 2019
Adjusted return on average common equity, return on average tangible common equity, and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$84,901	$30,230	$153,034
Add: Earnout liability adjustments	4,908	—	—
Add: Merger-related expense	—	—	7,401
Add: Restructuring charges, net	2,822	3,220	18
Add: Loss on early extinguishment of debt, net	—	1,904	—
Subtract/add: Investment securities (gains) losses, net	(69,409)	(8,734)	1,845
Subtract/add: (Increase) decrease in fair value of private equity investments	(8,707)	4,255	(1,455)
Add/subtract: Tax effect of adjustments	19,500	(167)	(1,951)
Net income available to common shareholders	$34,015	$30,708	$158,892

Adjusted net income available to common shareholders' annualized	$136,808	$123,507	$637,314
Add: Amortization of intangibles	7,868	7,868	7,250
Adjusted net income available to common shareholders excluding amortization of intangibles annualized	$144,676	$131,375	$644,564

Net income available to common shareholders annualized	$341,470	$121,584	$613,818
Add: Amortization of intangibles	7,868	7,868	7,250
Net income available to common shareholders excluding amortization of intangibles	$349,338	$129,452	$621,068

Total average shareholders' equity less preferred stock	$4,567,254	$4,424,278	$4,416,705
Subtract: Goodwill	(497,267)	(497,267)	(487,601)
Subtract: Other intangible assets, net	(51,667)	(54,514)	(69,853)
Total average tangible shareholders' equity less preferred stock	$4,018,320	$3,872,497	$3,859,251
Return on average common equity (annualized)	7.48%	2.75%	13.90%
Adjusted return on average common equity (annualized)	3.00	2.79	14.43
Return on average tangible common equity (annualized)	8.69	3.34	16.09
Adjusted return on average tangible common equity (annualized)	3.60	3.39	16.70

(dollars in thousands)	June 30, 2020	March 31, 2020	June 30, 2019
Tangible common equity ratio
Total assets	$54,121,989	$50,619,585	$47,318,203
Subtract: Goodwill	(497,267)	(497,267)	(492,390)
Subtract: Other intangible assets, net	(50,392)	(53,032)	(61,473)
Tangible assets	$53,574,330	$50,069,286	$46,764,340
Total shareholders' equity	$5,052,968	$5,065,205	$4,753,816
Subtract: Goodwill	(497,267)	(497,267)	(492,390)
Subtract: Other intangible assets, net	(50,392)	(53,032)	(61,473)
Subtract: Preferred Stock, no par value	(537,145)	(537,145)	(195,140)
Tangible common equity	$3,968,164	$3,977,761	$4,004,813
Total shareholders' equity to total assets ratio	9.34%	10.01%	10.05%
Tangible common equity ratio	7.41	7.94	8.56

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

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
ITEM 1A. – RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in "Part I - Item IA - Risk Factors” of Synovus' 2019 Form 10-K and "Item 1A. - Risk Factors" of Synovus' Form 10-Q for the period ended March 31, 2020 ("1Q 2020 Form 10-Q"), which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. In addition, these risks may be heightened by the disruption and uncertainty resulting from COVID-19. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There are no material changes during the period covered by this Report to the risk factors previously disclosed in Synovus' 2019 Form 10-K and 1Q 2020 Form 10-Q.
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
        (a) None.
        (b) None.
        (c) Issuer Purchases of Equity Securities:
The Company announced on January 24, 2020 that its Board of Directors authorized share repurchases in 2020 at a level that would be consistent with Synovus retaining a 9% CET1 ratio target. As a result of the greater economic uncertainty associated with the current pandemic, Synovus suspended its share repurchase activity beyond the $16.2 million (450 thousand shares) of its common stock repurchased during the first quarter.
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

SYNOVUS FINANCIAL CORP.

August 6, 2020	By:	/s/ Andrew J. Gregory, Jr.
Date		Andrew J. Gregory, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)