Form 10-Q
period 2020-09-30
SYNOVUS FINANCIAL CORP
filed 2020-11-06
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
Commission file number 1-10312

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 4, 2020, 147,806,270 shares of the registrant's common stock, $1.00 par value, were outstanding.

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
C&I – Commercial and industrial
CARES Act – The Coronavirus Aid, Relief, and Economic Security Act
CDC – Centers for Disease Control
CDI – Core Deposit Intangible
CECL – Current expected credit losses
CET1 – Common Equity Tier 1 Capital defined by Basel III capital rules
CMO – Collateralized mortgage obligation
Code – Internal Revenue Code, as amended
Company – Synovus Financial Corp. and its wholly-owned subsidiaries, except where the context requires otherwise
Covered Litigation – Certain Visa litigation for which Visa is indemnified by Visa USA members
COVID-19 – Coronavirus disease 2019
CRA – Community Reinvestment Act
CRE – Commercial real estate
DCF – Discounted cash flow
Dodd-Frank Act – The Dodd-Frank Wall Street Reform and Consumer Protection Act
EFFR – Effective Federal Funds Rate
EVE – Economic value of equity
Exchange Act – Securities Exchange Act of 1934, as amended
FASB – Financial Accounting Standards Board
i

FCA – Financial Conduct Authority
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
FFIEC Retail Credit Classification Policy – FFIEC Uniform Retail Credit Classification and Account Management Policy
FHLB – Federal Home Loan Bank
FICO – Fair Isaac Corporation
FMS – Financial Management Services, a division of Synovus Bank
FOMC – Federal Open Market Committee
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
LIBOR – London Interbank Offered Rate
LIHTC – Low Income Housing Tax Credit
LTV – Loan-to-collateral value ratio
MBS – Mortgage-backed security
Merger Agreement – Agreement and Plan of Merger by and among Synovus, FCB and Azalea Merger Sub Corp., a subsidiary of Synovus, dated as of July 23, 2018
Merger – The merger effected by the Merger Agreement
MLO – Mortgage loan originator
MPS – Merchant processing servicer(s)
MRSU – Market Restricted Share Unit
NAICS – North American Industry Classification System
nm – not meaningful
NPA – Non-performing assets
NPL – Non-performing loans
NSF – Non-sufficient funds
ii

OCI – Other comprehensive income
ORE – Other real estate
P&I – Principal and interest
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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$578,026	$535,846
Interest-bearing funds with Federal Reserve Bank	1,266,313	553,390
Interest earning deposits with banks	20,929	20,635
Federal funds sold and securities purchased under resale agreements	120,095	77,047
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	1,985,363	1,186,918
Investment securities available for sale, at fair value	7,566,525	6,778,670
Loans held for sale (includes $285,899 and $115,173 measured at fair value, respectively)	745,160	115,173
Loans, net of deferred fees and costs	39,549,847	37,162,450
Allowance for loan losses	(603,800)	(281,402)
Loans, net	38,946,047	36,881,048
Cash surrender value of bank-owned life insurance	1,044,046	775,665
Premises and equipment, net	471,208	493,940
Goodwill	452,390	497,267
Other intangible assets, net	47,752	55,671
Other assets	1,782,047	1,418,930
Total assets	$53,040,538	$48,203,282
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$13,075,081	$9,439,485
Interest-bearing deposits	31,590,823	28,966,019
Total deposits	44,665,904	38,405,504
Federal funds purchased and securities sold under repurchase agreements	202,344	165,690
Other short-term borrowings	400,000	1,753,560
Long-term debt	1,628,385	2,153,897
Other liabilities	1,079,363	782,941
Total liabilities	47,975,996	43,261,592
Shareholders' Equity
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,143 shares; issued 167,410,950 and 166,800,623; outstanding 147,317,923 and 147,157,596	167,411	166,801
Additional paid-in capital	3,832,142	3,819,336
Treasury stock, at cost; 20,093,027 and 19,643,027 shares	(731,806)	(715,560)
Accumulated other comprehensive income, net	174,914	65,641
Retained earnings	1,084,736	1,068,327
Total shareholders' equity	5,064,542	4,941,690
Total liabilities and shareholders' equity	$53,040,538	$48,203,282

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Interest income:
Loans, including fees	$384,275	$463,437	$1,213,609	$1,368,769
Investment securities available for sale	43,196	53,761	139,784	156,493
Loans held for sale	6,341	978	9,047	2,144
Federal Reserve Bank balances	285	2,288	2,187	8,659
Other earning assets	1,453	2,951	6,389	8,320
Total interest income	435,550	523,415	1,371,016	1,544,385
Interest expense:
Deposits	43,194	94,082	185,670	274,466
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	176	7,843	7,885	18,599
Long-term debt	15,190	19,393	50,645	54,785
Total interest expense	58,560	121,318	244,200	347,850
Net interest income	376,990	402,097	1,126,816	1,196,535
Provision for credit losses(1)	43,383	27,562	343,956	63,250
Net interest income after provision for credit losses	333,607	374,535	782,860	1,133,285
Non-interest revenue:
Service charges on deposit accounts	17,813	22,952	54,069	65,805
Fiduciary and asset management fees	15,885	14,686	46,009	42,743
Card fees	10,823	12,297	30,959	34,334
Brokerage revenue	10,604	11,071	32,987	30,502
Mortgage banking income	31,229	10,351	66,987	23,313
Capital markets income	5,690	7,396	22,984	21,557
Income from bank-owned life insurance	7,778	5,139	21,572	15,605
Investment securities (losses) gains, net	(1,550)	(3,731)	76,594	(5,502)
Other non-interest revenue	16,139	8,599	39,591	29,588
Total non-interest revenue	114,411	88,760	391,752	257,945
Non-interest expense:
Salaries and other personnel expense	154,994	142,516	464,268	424,952
Net occupancy, equipment, and software expense	41,554	41,017	125,475	119,262
Third-party processing and other services	20,620	18,528	63,466	55,403
Professional fees	13,377	9,719	39,358	25,379
FDIC insurance and other regulatory fees	6,793	7,242	18,922	21,872
Goodwill impairment	44,877	—	44,877	—
Merger-related expense	—	353	—	57,493
Other operating expenses	34,440	56,935	120,710	128,486
Total non-interest expense	316,655	276,310	877,076	832,847
Income before income taxes	131,363	186,985	297,536	558,383
Income tax expense	39,789	51,259	74,250	146,287
Net income	91,574	135,726	223,286	412,096
Less: Preferred stock dividends	8,291	8,291	24,872	14,591
Net income available to common shareholders	$83,283	$127,435	$198,414	$397,505
Net income per common share, basic	$0.57	$0.84	$1.35	$2.53
Net income per common share, diluted	0.56	0.83	1.34	2.51
Weighted average common shares outstanding, basic	147,314	152,238	147,304	156,819
Weighted average common shares outstanding, diluted	147,976	154,043	148,037	158,595

(1)    Beginning January 1, 2020, provision calculation is based on current expected credit loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,
	2020			2019
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$131,363	$(39,789)	$91,574	$186,985	$(51,259)	$135,726
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	(29,428)	7,622	(21,806)	33,919	(8,786)	25,133
Reclassification adjustment for realized (gains) losses included in net income	1,550	(401)	1,149	3,731	(966)	2,765
Net change	(27,878)	7,221	(20,657)	37,650	(9,752)	27,898
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(8,954)	2,319	(6,635)	(1,182)	306	(876)
Reclassification adjustment for realized (gains) losses included in net income	(1,031)	267	(764)	—	—	—
Net change	(9,985)	2,586	(7,399)	(1,182)	306	(876)
Post-retirement unfunded health benefit:
Actuarial gains (losses) arising during the period	—	—	—	(510)	132	(378)
Reclassification adjustment for realized (gains) losses included in net income	—	—	—	—	—	—
Net change	—	—	—	(510)	132	(378)
Total other comprehensive income (loss)	$(37,863)	$9,807	$(28,056)	$35,958	$(9,314)	$26,644
Comprehensive income			$63,518			$162,370

	Nine Months Ended September 30,
	2020			2019
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$297,536	$(74,250)	$223,286	$558,383	$(146,287)	$412,096
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	116,975	(30,297)	86,678	226,160	(58,574)	167,586
Reclassification adjustment for realized (gains) losses included in net income	(76,594)	19,838	(56,756)	5,502	(1,425)	4,077
Net change	40,381	(10,459)	29,922	231,662	(59,999)	171,663
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	108,508	(28,104)	80,404	(1,182)	306	(876)
Reclassification adjustment for realized (gains) losses included in net income	(1,421)	368	(1,053)	—	—	—
Net change	107,087	(27,736)	79,351	(1,182)	306	(876)
Post-retirement unfunded health benefit:
Actuarial gains (losses) arising during the period	—	—	—	(510)	132	(378)
Reclassification adjustment for realized (gains) losses included in net income	—	—	—	(70)	14	(56)
Net change	—	—	—	(580)	146	(434)
Total other comprehensive income (loss)	$147,468	$(38,195)	$109,273	$229,900	$(59,547)	$170,353
Comprehensive income			$332,559			$582,449

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, July 1, 2020	$537,145	$167,406	$3,826,726	$(731,806)	$202,970	$1,050,527	$5,052,968
Net income	—	—	—	—	—	91,574	91,574
Other comprehensive loss, net of income taxes	—	—	—	—	(28,056)	—	(28,056)
Cash dividends declared on common stock - $0.33 per share	—	—	—	—	—	(48,614)	(48,614)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(8,291)	(8,291)
Restricted share unit vesting and taxes paid related to net share settlement	—	2	434	—	—	(460)	(24)
Stock options exercised, net	—	3	30	—	—	—	33
Share-based compensation expense	—	—	4,952	—	—	—	4,952
Balance at September 30, 2020	$537,145	$167,411	$3,832,142	$(731,806)	$174,914	$1,084,736	$5,064,542

Balance, July 1, 2019	$195,140	$166,080	$3,801,748	$(344,901)	$49,289	$886,460	$4,753,816
Net income	—	—	—	—	—	135,726	135,726
Other comprehensive income, net of income taxes	—	—	—	—	26,644	—	26,644
Cash dividends declared on common stock - $0.30 per share	—	—	—	—	—	(44,476)	(44,476)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(8,291)	(8,291)
Issuance of Series E Preferred Stock, net of issuance costs	341,410	—	—	—	—	—	341,410
Repurchases of common stock including costs to repurchase	—	—	—	(343,690)	—	—	(343,690)
Restricted share unit vesting and taxes paid related to net share settlement	—	9	219	—	—	(326)	(98)
Stock options exercised, net	—	112	2,514	—	—	—	2,626
Warrants exercised with net settlement and common stock reissued	—	—	(8,494)	8,510	—	(16)	—
Share-based compensation expense	—	—	5,171	—	—	—	5,171
Balance at September 30, 2019	$536,550	$166,201	$3,801,158	$(680,081)	$75,933	$969,077	$4,868,838

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2019	$537,145	$166,801	$3,819,336	$(715,560)	$65,641	$1,068,327	$4,941,690
Cumulative-effect of change in accounting principle for financial instruments - credit losses (ASU 2016-13), net of tax(1)	—	—	—	—	—	(35,721)	(35,721)
Net income	—	—	—	—	—	223,286	223,286
Other comprehensive income, net of income taxes	—	—	—	—	109,273	—	109,273
Cash dividends declared on common stock - $0.99 per share	—	—	—	—	—	(145,824)	(145,824)
Cash dividends declared on preferred stock(3)	—	—	—	—	—	(24,872)	(24,872)
Repurchases of common stock including costs to repurchase	—	—	—	(16,246)	—	—	(16,246)
Restricted share unit vesting and taxes paid related to net share settlement	—	381	(7,349)	—	—	(460)	(7,428)
Stock options exercised, net	—	229	6,282	—	—	—	6,511
Share-based compensation expense	—	—	13,873	—	—	—	13,873
Balance at September 30, 2020	$537,145	$167,411	$3,832,142	$(731,806)	$174,914	$1,084,736	$5,064,542

Balance, December 31, 2018	$195,140	$143,300	$3,060,561	$(1,014,746)	$(94,420)	$843,767	$3,133,602
Cumulative-effect of change in accounting principle for leases (ASU 2016-02), net of tax	—	—	—	—	—	4,270	4,270
Net income	—	—	—	—	—	412,096	412,096
Other comprehensive income, net of income taxes	—	—	—	—	170,353	—	170,353
FCB Acquisition:
Issuance of common stock, net of issuance costs	—	22,043	682,103	—	—	—	704,146
Common stock reissued	—	—	—	1,014,746	—	(137,176)	877,570
Fair value of exchanged equity awards and warrants attributed to purchase price	—	—	43,972	—	—	—	43,972
Cash dividends declared on common stock - $0.90 per share	—	—	—	—	—	(138,947)	(138,947)
Cash dividends declared on preferred stock(3)	—	—	—	—	—	(14,591)	(14,591)
Issuance of Series E Preferred Stock, net of issuance costs	341,410	—	—	—	—	—	341,410
Repurchases of common stock including costs to repurchase	—	—	—	(688,860)	—	—	(688,860)
Restricted share unit vesting and taxes paid related to net share settlement	—	294	(8,709)	—	—	(326)	(8,741)
Stock options/warrants exercised, net	—	564	10,598	—	—	—	11,162
Warrants exercised with net settlement and common stock reissued	—	—	(8,763)	8,779	—	(16)	—
Share-based compensation expense	—	—	21,396	—	—	—	21,396
Balance at September 30, 2019	$536,550	$166,201	$3,801,158	$(680,081)	$75,933	$969,077	$4,868,838

(1)    For additional information, see "Part I - Item 1. Financial Statements and Supplementary Data - Note 1 - Basis of Presentation" in this Report.
(2)    For the three months ended September 30, 2020, dividends per share were $0.39 and $0.37 for Series D and Series E Preferred Stock, respectively. For the three months ended September 30, 2019, dividends per share were $0.39 and $0.37 for Series D and Series E Preferred Stock, respectively.
(3)    For the nine months ended September 30, 2020, dividends per share were $1.17 and $1.11 for Series D and Series E Preferred Stock, respectively. For the nine months ended September 30, 2019, dividends per share were $1.17 and $0.37 for Series D and Series E Preferred Stock, respectively.
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Operating Activities
Net income	$223,286	$412,096
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for credit losses	343,956	63,250
Depreciation, amortization, and accretion, net	77,385	8,969
Deferred income tax (benefit) expense	(60,433)	42,594
Originations of loans held for sale	(2,221,302)	(603,086)
Proceeds from sales of loans held for sale	1,657,738	527,354
Gain on sales of loans held for sale, net	(50,001)	(15,453)
Increase in other assets	(397,220)	(135,448)
Increase in other liabilities	234,018	32,345
Investment securities (gains) losses, net	(76,594)	5,502
Goodwill impairment	44,877	—
Loss on early extinguishment of debt	2,057	4,592
Share-based compensation expense	13,873	21,396
Net cash (used in) provided by operating activities	(208,360)	364,111
Investing Activities
Net cash received in business combination, net of cash paid	—	201,100
Proceeds from maturities and principal collections of investment securities available for sale	1,567,889	780,538
Proceeds from sales of investment securities available for sale	3,932,368	2,456,137
Purchases of investment securities available for sale	(6,180,812)	(3,614,139)
Proceeds from sales of equity securities	23,141	—
Proceeds from sales of loans	1,293,366	71,530
Proceeds from sales of other real estate and other assets	18,204	15,859
Net increase in loans	(3,703,203)	(1,278,772)
Net redemptions (purchases) of Federal Home Loan Bank stock	96,772	(75,735)
Net purchases of Federal Reserve Bank stock	(454)	(45,856)
Net (purchases) proceeds from settlement of bank-owned life insurance policies	(248,023)	15,208
Net increase in premises and equipment	(22,786)	(40,195)
Net cash used in investing activities	(3,223,538)	(1,514,325)
Financing Activities
Net increase in deposits	6,259,108	(185,362)
Net increase in federal funds purchased and securities sold under repurchase agreements	36,655	(69,412)
Net change in other short-term borrowings	(1,353,560)	1,582,000
Repayments and redemption of long-term debt	(1,776,913)	(157,226)
Proceeds from issuance of long-term debt, net	1,248,441	497,045
Dividends paid to common shareholders	(141,353)	(123,446)
Dividends paid to preferred shareholders	(24,872)	(9,450)
Proceeds from issuance of Preferred stock	—	341,410
Stock options and warrants exercised	6,511	11,162
Repurchase of common stock	(16,246)	(688,860)
Taxes paid related to net share settlement of equity awards	(7,428)	(8,741)
Net cash provided by financing activities	4,230,343	1,189,120
Increase in cash and cash equivalents including restricted cash	798,445	38,906
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	1,186,918	1,143,564
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$1,985,363	$1,182,470

Supplemental Disclosures:
Income taxes paid	$68,253	$88,480
Interest paid	268,046	350,388
Non-cash Activities
Common stock issued, treasury stock reissued, equity awards/warrants exchanged to acquire FCB	—	1,625,688
Loans foreclosed and transferred to other real estate	2,163	14,084
Loans transferred to loans held for sale at fair value	46,178	—
Dividends declared on common stock during the period but paid after period-end	48,614	44,476
Dividends declared on preferred stock during the period but paid after period-end	5,141	5,141
See accompanying notes to unaudited interim consolidated financial statements.

Notes to Unaudited Interim Consolidated Financial Statements
Note 1 - Basis of Presentation and Accounting Policies
General
The accompanying unaudited interim consolidated financial statements of Synovus Financial Corp. include the accounts of the Parent Company and its consolidated subsidiaries. Synovus Financial Corp. is a financial services company based in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and retail banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, premium finance, asset-based lending, structured lending, and international banking. Synovus Bank is positioned in markets in the Southeast, with 292 branches and 389 ATMs in Alabama, Florida, Georgia, South Carolina, and Tennessee.
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
Regulatory agencies encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of COVID-19. In the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), for example, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and their unwillingness to criticize institutions for working with borrowers in a safe and sound manner. Moreover, the Interagency Statement provided that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Section 4013 of the CARES Act allows banks to elect to not consider loan modifications related to COVID-19 that are made between March 1, 2020 and the earlier of December 31, 2020, or 60 days after the National Emergency ends to borrowers that are current (i.e., less than 30 days past due as of December 31, 2019) as TDRs. The regulatory agencies further stated that performing loans granted payment deferrals due to COVID-19 are not considered past due or non-accrual. FASB confirmed the foregoing regulatory agencies' view, that such short-term modifications (e.g., six months) made on a good-faith basis in response to COVID-19 for borrowers who are current are not TDRs. As such, beginning in late March 2020, Synovus provided relief programs consisting primarily of 90-day payment deferral relief of P&I to borrowers negatively impacted by COVID-19 and has primarily accounted for these loan modifications in accordance with ASC 310-40. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2019 Form 10-K for information on Synovus' TDR policy. During the third quarter, upon evaluation of facts and circumstances, the CARES Act was elected for certain loan modifications that met the criteria of section 4013 of the CARES Act. The deferred payments along with interest accrued during the deferral period are generally due and payable on the maturity date of the existing loan. Based on the terms of the deferral relief program which did not provide for forgiveness of interest, Synovus has recognized interest income on loans during the deferral period.
U.S. Small Business Administration Paycheck Protection Program (PPP)
    Synovus is participating in the Paycheck Protection Program, which is a loan program that originated from the CARES Act and was subsequently expanded by the Paycheck Protection Program and Health Care Enhancement Act ("PPPHCEA Act"). The PPP is designed to provide U.S. small businesses with cash-flow assistance through loans guaranteed by the SBA. If the borrower meets certain criteria and uses the proceeds toward certain eligible expenses in accordance with the requirements of the PPP, the borrower's obligation to repay the loan can be forgiven up to the full principal amount of the loan and any accrued interest. Upon borrower forgiveness, the SBA pays the Company for the principal and accrued interest owed on the loan. If the full principal of the loan is not forgiven, the loan will operate according to the original loan terms with the SBA guaranty remaining. Under this program, Synovus provided nearly $2.9 billion in funding to close to 19,000 customers. The average PPP loan was approximately $150 thousand, and the customers that received those loans employ over 335 thousand individuals. As compensation for originating the loans, the Company receives lender processing fees from the SBA ranging from 1% to 5%, based on the size of the loan, which are deferred and will be amortized over the loans' contractual lives and recognized as interest income. Upon forgiveness of a loan by the SBA, any unrecognized net deferred fees related to the loan will be recognized as interest income in the period the SBA forgiveness payment is received.
Recently Adopted Accounting Standards
ASU 2016-13, Financial Instruments-Credit Losses (ASC 326). On January 1, 2020, Synovus adopted ASU 2016-13 (and all subsequent ASUs on this topic), which replaces the existing incurred loss impairment guidance with an expected credit loss methodology (referred to as CECL). CECL requires management’s estimate of credit losses over the full remaining expected life of loans and other financial instruments and for Synovus, applies to loans, unfunded loan commitments, accrued interest receivable, and available for sale debt securities. Upon adoption, Synovus applied the modified retrospective approach and recorded an after-tax cumulative-effect adjustment to beginning retained earnings for non-PCD assets (formerly non-PCI assets) and unfunded commitments of $35.7 million. Additionally, an initial estimate of expected credit losses on PCD assets (formerly PCI or ASC 310-30) was recognized with an offset to the cost basis of the related loans of $62.2 million. As permitted by transition guidance, Synovus did not reassess whether PCI assets met the criteria of PCD assets as of the adoption date. The remaining non-credit discount (based on the adjusted amortized cost basis) will be accreted into interest income. Results for reporting periods after adoption are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.
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

On August 26, 2020, the federal banking regulators issued a final rule (following an interim final rule issued on March 27, 2020) that allows electing banking organizations that adopt CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Regulatory capital ratios in 2020 reflect Synovus' election of the five-year transition provision.
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
ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs. The guidance in this ASU pertains to the shortened amortization period for certain purchased callable debt securities held at a premium, which premium is amortized to the earliest call date in accordance with ASC 310-20-25-33, and clarifies that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-25-33 for each reporting period. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020. Early adoption is not permitted. We are evaluating the impact of adopting the new guidance on the consolidated financial statements.
Note 2 - Acquisitions
Acquisition of FCB Financial Holdings, Inc.
Effective January 1, 2019, Synovus completed its acquisition of all of the outstanding stock of FCB, a bank holding company based in Weston, Florida, for total consideration of $1.63 billion. Effective January 1, 2019, FCB's wholly-owned banking subsidiary, Florida Community Bank, National Association, merged into Synovus Bank. The acquisition of FCB expanded Synovus' presence in Florida and the Southeast, adding $9.29 billion in loans and $10.93 billion in deposits on the Acquisition Date. The acquisition of FCB constituted a business combination and was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, with the valuation finalized as of December 31, 2019. The results of FCB's operations are included in Synovus' consolidated financial statements since the Acquisition Date.
During 2019, in connection with the FCB acquisition, Synovus incurred merger-related expense totaling $0.4 million and $57.5 million for the three and nine months ended September 30, 2019, respectively, primarily related to employment compensation agreements, severance, professional services, and contract termination charges.
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 2 - Acquisitions" to the consolidated financial statements of Synovus' 2019 Form 10-K for additional information on Synovus' acquisition of FCB.
Acquisition of Global One
On October 1, 2016, Synovus completed its acquisition of all of the outstanding stock of Global One. Under the terms of the merger agreement, the purchase price included additional annual payments ("Earnout Payments") to Global One's former shareholders over a period not to extend beyond June 30, 2021, with amounts based on a percentage of "Global One Earnings," as defined in the merger agreement. The Earnout Payments consist of shares of Synovus common stock as well as a smaller cash consideration component. During the three months ended September 30, 2020, Synovus did not record any adjustments to the earnout liability and during the nine months ended September 30, 2020, Synovus recorded a $4.9 million increase to the earnout liability driven by increased earnings and earnings projections of Global One. The total fair value of the earnout liability at September 30, 2020 was $15.9 million.

Note 3 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at September 30, 2020 and December 31, 2019 are summarized below.

	September 30, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$20,254	$—	$—	$20,254
U.S. Government agency securities	153,984	3,056	(426)	156,614
Mortgage-backed securities issued by U.S. Government agencies	1,132,816	2,655	(6,079)	1,129,392
Mortgage-backed securities issued by U.S. Government sponsored enterprises	4,402,051	138,611	(276)	4,540,386
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,331,011	18,495	(4,222)	1,345,284
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	334,463	19,694	—	354,157
State and municipal securities	500	1	—	501
Corporate debt securities and other debt securities	20,186	141	(390)	19,937
Total investment securities available for sale	$7,395,265	$182,653	$(11,393)	$7,566,525

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$19,855	$—	$—	$19,855
U.S. Government agency securities	35,499	1,042	—	36,541
Mortgage-backed securities issued by U.S. Government agencies	56,328	560	(72)	56,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	5,079,396	103,495	(2,076)	5,180,815
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	629,706	7,349	(204)	636,851
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	357,291	14,301	—	371,592
State and municipal securities	2,069	6	—	2,075
Asset-backed securities	323,237	4,315	(152)	327,400
Corporate debt securities and other debt securities	144,410	2,317	(2)	146,725
Total investment securities available for sale	$6,647,791	$133,385	$(2,506)	$6,778,670

At September 30, 2020 and December 31, 2019, investment securities with a carrying value of $2.34 billion and $1.71 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2020 and December 31, 2019 are presented below.

	September 30, 2020
	Less than 12 Months		12 Months of Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agency securities	$48,921	$(426)	$—	$—	$48,921	$(426)
Mortgage-backed securities issued by U.S. Government agencies	800,908	(6,079)	—	—	800,908	(6,079)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	180,899	(276)	—	—	180,899	(276)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	609,208	(4,222)	—	—	609,208	(4,222)
Corporate debt securities and other debt securities	11,115	(390)	—	—	11,115	(390)
Total	$1,651,051	$(11,393)	$—	$—	$1,651,051	$(11,393)

	December 31, 2019
	Less than 12 Months		12 Months of Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	$19,543	$(70)	$355	$(2)	$19,898	$(72)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	768,040	(2,076)	—	—	768,040	(2,076)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	57,670	(204)	—	—	57,670	(204)
Asset-backed securities	37,156	(116)	4,954	(36)	42,110	(152)
Corporate debt securities and other debt securities	9,505	(2)	—	—	9,505	(2)
Total	$891,914	$(2,468)	$5,309	$(38)	$897,223	$(2,506)

As of September 30, 2020, Synovus had 28 investment securities in a loss position for less than twelve months and no investment securities in a loss position for twelve months or longer. At December 31, 2019, Synovus had 26 investment securities in a loss position for less than twelve months and 5 investment securities in a loss position for twelve months or longer. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses. As such, no write-downs to the amortized cost basis of the portfolio were recorded in the current period. During the latter part of the second quarter of 2020, as part of an overall strategic repositioning of the investment securities portfolio, Synovus realized net gains of $69.4 million from sales of investment securities, including losses of $5.7 million related to the sale of Synovus' remaining portfolio of asset-backed securities.
At September 30, 2020, no ACL was established for investment securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans.

The amortized cost and fair value by contractual maturity of investment securities available for sale at September 30, 2020 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at September 30, 2020
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$20,254	$—	$—	$—	$20,254
U.S. Government agency securities	430	26,432	127,122	—	153,984
Mortgage-backed securities issued by U.S. Government agencies	—	1,585	311	1,130,920	1,132,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	310	73,420	4,328,321	4,402,051
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	248	1,330,763	1,331,011
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	109,731	112,089	112,643	334,463
State and municipal securities	—	—	—	500	500
Corporate debt securities and other debt securities	—	9,505	8,681	2,000	20,186
Total amortized cost	$20,684	$147,563	$321,871	$6,905,147	$7,395,265

Fair Value
U.S. Treasury securities	$20,254	$—	$—	$—	$20,254
U.S. Government agency securities	438	26,243	129,933	—	156,614
Mortgage-backed securities issued by U.S. Government agencies	—	1,641	324	1,127,427	1,129,392
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	319	76,148	4,463,919	4,540,386
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	259	1,345,025	1,345,284
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	116,705	118,468	118,984	354,157
State and municipal securities	—	—	—	501	501
Corporate debt securities and other debt securities	—	9,315	8,822	1,800	19,937
Total fair value	$20,692	$154,223	$333,954	$7,057,656	$7,566,525

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the three and nine months ended September 30, 2020 and 2019 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Proceeds from sales of investment securities available for sale	$1,249,507	$709,464	$3,932,368	$2,456,137
Gross realized gains on sales	—	140	83,840	9,270
Gross realized losses on sales(1)	(1,550)	(3,871)	(7,246)	(14,772)
Investment securities gains (losses), net	$(1,550)	$(3,731)	$76,594	$(5,502)

(1)    Losses recognized during 2020 primarily relate to the sale of Synovus' remaining portfolio of asset-backed securities during the second quarter of 2020. Additionally, losses include an $802 thousand third quarter 2020 settlement adjustment to the gain recognized on second quarter 2020 securities sales.

Note 4 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of September 30, 2020 and December 31, 2019.

	September 30, 2020
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$13,009,877	$13,967	$829	$14,796	$67,415	$27,950	$13,120,038
Owner-occupied	6,869,346	4,131	375	4,506	10,623	9,638	6,894,113
Total commercial and industrial	19,879,223	18,098	1,204	19,302	78,038	37,588	20,014,151
Investment properties	9,628,029	5,620	538	6,158	28,260	—	9,662,447
1-4 family properties	649,225	2,092	350	2,442	2,135	1,236	655,038
Land and development	645,148	583	268	851	2,126	265	648,390
Total commercial real estate	10,922,402	8,295	1,156	9,451	32,521	1,501	10,965,875
Consumer mortgages	5,643,745	6,475	872	7,347	7,433	—	5,658,525
Home equity lines	1,601,705	3,176	29	3,205	10,297	—	1,615,207
Credit cards	259,262	1,894	3,673	5,567	—	—	264,829
Other consumer loans	1,116,334	11,866	578	12,444	1,459	—	1,130,237
Total consumer	8,621,046	23,411	5,152	28,563	19,189	—	8,668,798
Total loans	$39,422,671	$49,804	$7,512	$57,316	$129,748	$39,089	$39,648,824	(1)

	December 31, 2019
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	ASC 310-30 Loans(2)	Total
Commercial, financial and agricultural	$9,124,285	$38,916	$1,206	$40,122	$56,017	$1,019,135	$10,239,559
Owner-occupied	5,691,095	5,164	576	5,740	9,780	823,196	6,529,811
Total commercial and industrial	14,815,380	44,080	1,782	45,862	65,797	1,842,331	16,769,370
Investment properties	7,264,794	1,344	—	1,344	1,581	1,736,608	9,004,327
1-4 family properties	733,984	2,073	304	2,377	2,253	41,401	780,015
Land and development	629,363	808	—	808	1,110	78,161	709,442
Total commercial real estate	8,628,141	4,225	304	4,529	4,944	1,856,170	10,493,784
Consumer mortgages	3,681,553	4,223	730	4,953	11,369	1,848,493	5,546,368
Home equity lines	1,691,759	7,038	171	7,209	12,034	2,155	1,713,157
Credit cards	263,065	3,076	2,700	5,776	—	—	268,841
Other consumer loans	2,363,101	18,688	616	19,304	5,704	8,185	2,396,294
Total consumer	7,999,478	33,025	4,217	37,242	29,107	1,858,833	9,924,660
Total loans	$31,442,999	$81,330	$6,303	$87,633	$99,848	$5,557,334	$37,187,814	(3)

(1)    Total before net deferred fees and costs of $99.0 million.
(2)    Represents loans (at fair value) acquired from FCB accounted for under ASC 310-30, net of discount of $90.3 million and payments since Acquisition Date and also include $1.8 million in non-accrual loans, $9.6 million in accruing 90 days or greater past due loans, and $26.5 million in 30-89 days past due loans.
(3)    Total before net deferred fees and costs of $25.4 million.
Interest income on non-accrual loans outstanding that would have been recorded if the loans had been current and performing in accordance with their original terms was $4.3 million and $2.5 million for the three months ended September 30, 2020 and 2019, respectively, and $9.2 million and $8.0 million for the nine months ended September 30, 2020 and 2019, respectively. Of the interest income recognized during the three months ended September 30, 2020 and 2019, cash-basis interest income was $1.3 million and $363 thousand, respectively. Cash-basis interest income was $2.7 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively.
Pledged Loans
Loans with carrying values of $15.29 billion and $12.11 billion, respectively, were pledged as collateral for borrowings and capacity at September 30, 2020 and December 31, 2019, respectively, to the FHLB and Federal Reserve Bank.
Portfolio Segment Risk Factors
The risk characteristics and collateral information of each portfolio segment are as follows:
Commercial and Industrial Loans - The C&I loan portfolio is comprised of general middle market and commercial banking clients across a diverse set of industries. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. These loans are secured by collateral such as business equipment, inventory, and real estate. Whether for real estate or non-real estate purpose, credit decisions on loans in the C&I portfolio are based on cash flow from the operations of the business as the primary source of repayment of the debt, with underlying real estate or other collateral being the secondary source of repayment. PPP loans, which are categorized as C&I loans, were $2.71 billion net of unearned fees at September 30, 2020 and are guaranteed by the SBA.
Commercial Real Estate Loans - CRE loans primarily consist of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. 1-4 family properties loans include construction loans to homebuilders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s).
Consumer Loans - The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network including first and second residential mortgages, HELOCs, and credit card loans, as well as home improvement loans, student, and personal loans from third-party lending partnerships. The majority of Synovus' consumer loans are consumer mortgages and HELOCs secured by first and second liens on residential real estate primarily located in the markets served by Synovus. The primary source of repayment for all consumer loans is generally the personal income of the borrower(s).
Credit Quality Indicators
The credit quality of the loan portfolio is reviewed and updated no less frequently than quarterly using the standard asset classification system utilized by the federal banking agencies. These classifications are divided into three groups: Not Criticized (Pass), Special Mention, and Classified or Adverse rating (Substandard, Doubtful, and Loss) and are defined as follows:
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
The following table summarizes each loan portfolio class by risk grade and origination year as of September 30, 2020 as required under CECL.

	September 30, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2020	2019	2018	2017	2016	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$4,056,896	$1,429,402	$974,892	$667,989	$566,178	$815,006	$4,049,741	$60,299	$12,620,403
Special Mention	49,283	39,929	21,599	33,376	8,404	7,986	63,455	506	224,538
Substandard(1)	27,247	12,646	14,879	36,007	12,373	40,342	102,364	516	246,374
Doubtful(2)	—	3,721	19,778	186	915	91	4,032	—	28,723
Total commercial, financial and agricultural	4,133,426	1,485,698	1,031,148	737,558	587,870	863,425	4,219,592	61,321	13,120,038
Owner-occupied
Pass	953,513	1,189,845	1,212,541	1,032,744	643,841	1,338,513	328,656	—	6,699,653
Special Mention	3,029	19,004	18,746	11,767	3,604	7,278	—	—	63,428
Substandard(1)	1,788	14,686	36,319	29,794	6,521	32,286	—	—	121,394
Doubtful(2)	—	—	9,638	—	—	—	—	—	9,638
Total owner-occupied	958,330	1,223,535	1,277,244	1,074,305	653,966	1,378,077	328,656	—	6,894,113
Total commercial and industrial	5,091,756	2,709,233	2,308,392	1,811,863	1,241,836	2,241,502	4,548,248	61,321	20,014,151
Investment properties
Pass	784,989	2,241,547	2,193,526	1,376,648	606,029	1,404,524	239,503	—	8,846,766
Special Mention	1,222	66,438	147,928	141,036	166,053	129,887	30,206	—	682,770
Substandard(1)	812	2,655	24,965	14,927	821	88,693	38	—	132,911
Total investment properties	787,023	2,310,640	2,366,419	1,532,611	772,903	1,623,104	269,747	—	9,662,447
1-4 family properties
Pass	139,919	125,473	80,610	94,889	49,122	100,984	49,594	—	640,591
Special Mention	419	—	524	111	800	120	—	—	1,974
Substandard(1)	1,514	1,517	3,837	1,038	489	2,560	1,518	—	12,473
Total 1-4 family properties	141,852	126,990	84,971	96,038	50,411	103,664	51,112	—	655,038

	September 30, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2020	2019	2018	2017	2016	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Land and development
Pass	$56,935	$204,012	$91,630	$106,490	$12,564	$90,474	$58,092	$—	$620,197
Special Mention	—	2,172	4,277	5,784	—	1,828	3,550	—	17,611
Substandard(1)	1,627	1,104	4,675	1,085	527	1,564	—	—	10,582
Total land and development	58,562	207,288	100,582	113,359	13,091	93,866	61,642	—	648,390
Total commercial real estate	987,437	2,644,918	2,551,972	1,742,008	836,405	1,820,634	382,501	—	10,965,875
Consumer mortgages
Pass	1,579,366	964,882	481,718	764,384	755,595	1,102,091	1,005	—	5,649,041
Substandard(1)	49	197	777	805	2,412	5,170	—	—	9,410
Loss(3)	—	—	—	—	—	74	—	—	74
Total consumer mortgages	1,579,415	965,079	482,495	765,189	758,007	1,107,335	1,005	—	5,658,525
Home equity lines
Pass	—	—	—	—	—	—	1,513,600	86,404	1,600,004
Substandard(1)	—	—	—	—	—	—	8,603	5,173	13,776
Doubtful(2)	—	—	—	—	—	—	—	19	19
Loss(3)	—	—	—	—	—	—	1,243	165	1,408
Total home equity lines	—	—	—	—	—	—	1,523,446	91,761	1,615,207
Credit cards
Pass	—	—	—	—	—	—	261,207	—	261,207
Substandard(1)	—	—	—	—	—	—	828	—	828
Loss(4)	—	—	—	—	—	—	2,794	—	2,794
Total credit cards	—	—	—	—	—	—	264,829	—	264,829
Other consumer loans
Pass	136,944	229,039	142,260	161,717	112,805	76,244	268,840	—	1,127,849
Substandard(1)	—	720	163	474	64	714	253	—	2,388
Total other consumer loans	136,944	229,759	142,423	162,191	112,869	76,958	269,093	—	1,130,237
Total consumer	1,716,359	1,194,838	624,918	927,380	870,876	1,184,293	2,058,373	91,761	8,668,798
Total loans(5)	$7,795,552	$6,548,989	$5,485,282	$4,481,251	$2,949,117	$5,246,429	$6,989,122	$153,082	$39,648,824

(1)    The majority of loans within Substandard risk grade are accruing loans at September 30, 2020.
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
(5)    Total before net deferred fees and costs of $99.0 million.

The following table summarizes each loan portfolio class by risk grade as of December 31, 2019.

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
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three and nine months ended September 30, 2020.

Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the three and nine months ended September 30, 2020 and 2019. Additionally, during the three and nine months ended September 30, 2020, Synovus reversed $6.1 million and $19.4 million, respectively, in previously established reserves for credit losses associated with the transfer to held for sale of $513.2 million and $1.31 billion, respectively, in performing loans primarily related to third-party single-service consumer loans and non-relationship consumer mortgages.

	As Of and For the Three Months Ended September 30, 2020
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$229,915	$171,526	$187,207	$588,648
Charge-offs	(19,367)	(6,878)	(9,101)	(35,346)
Recoveries	3,796	1,225	1,859	6,880
Provision for (reversal of) loan losses	46,256	(22,068)	19,430	43,618
Ending balance	$260,600	$143,805	$199,395	$603,800

	As Of and For the Three Months Ended September 30, 2019
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$138,004	$63,463	$55,909	$257,376
Charge-offs	(15,425)	(3,275)	(6,026)	(24,726)
Recoveries	2,276	1,490	1,035	4,801
Provision for loan losses	17,156	280	10,126	27,562
Ending balance	$142,011	$61,958	$61,044	$265,013

	As Of and For the Nine Months Ended September 30, 2020
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance, prior to adoption of ASU 2016-13	$145,782	$67,430	$68,190	$281,402
Impact from adoption of ASU 2016-13	(2,310)	(651)	85,955	82,994
Charge-offs	(57,497)	(8,585)	(23,917)	(89,999)
Recoveries	8,798	2,160	6,468	17,426
Provision for loan losses	165,827	83,451	62,699	311,977
Ending balance	$260,600	$143,805	$199,395	$603,800

	As Of and For the Nine Months Ended September 30, 2019
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$133,123	$68,796	$48,636	$250,555
Charge-offs	(39,558)	(5,369)	(17,363)	(62,290)
Recoveries	6,087	3,788	3,623	13,498
Provision for (reversal of) loan losses	42,359	(5,257)	26,148	63,250
Ending balance	$142,011	$61,958	$61,044	$265,013

The ALL of $603.8 million and the reserve for unfunded commitments of $60.8 million, which is recorded in other liabilities, comprise the total ACL of $664.6 million at September 30, 2020. The ACL increased during the third quarter of 2020 by $14.9 million to $664.6 million as of September 30, 2020. Since the adoption of CECL on January 1, 2020, the ACL has increased $271.4 million due primarily to uncertainty and deterioration in the economic environment caused by the COVID-19 pandemic. Provision for credit losses (which includes the provision for loan losses and unfunded commitments) of $43.4 million for the three months ended September 30, 2020 included net charge-offs of $28.5 million and the impact of downgrades largely concentrated in the hotel portfolio, which were mostly offset by improvement in the economic forecast which included adjustments for the estimated impact of currently enacted government stimulus plans, as well as reserve releases from loan dispositions. Provision for credit losses of $344.0 million for the nine months ended September 30, 2020, resulted in the building of the ACL required under CECL primarily as a result of deterioration in the economic environment due to the impact of COVID-19.
Our modeling process incorporates quantitative and qualitative considerations that are used to inform CECL estimates. The internally developed economic forecast used to determine the ACL as of September 30, 2020 was approved late in the third quarter of 2020 pursuant to Synovus' economic forecasting governance processes. The modeling assumptions for the third quarter of 2020 included adjustments for the estimated impact of currently enacted government stimulus plans and an unemployment rate ending the 2020 year around 8% before declining modestly in 2021. This, along with credit migration and other loan portfolio activity, resulted in an increase of the ACL to loans coverage ratio during the quarter of 5 bps to 1.68%, or 1.80% excluding PPP loans, at September 30, 2020.
Significant economic uncertainty remains as a result of the continuing COVID-19 crisis, and the trajectory of the economic recovery including any additional government stimulus plans will impact subsequent period CECL reserves.

TDRs
Information about Synovus' TDRs is presented in the following tables. Synovus began entering into loan modifications with borrowers in response to the COVID-19 pandemic, which have not been classified as TDRs, and therefore are not included in the discussion below. See "Part I-Item 1. Financial Statements and Supplementary Data - Note 1 - Basis of Presentation" in this Report for more information on Synovus' loan modifications due to COVID-19. The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the three and nine months ended September 30, 2020 and 2019 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Three Months Ended September 30, 2020
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	42	$3,335	$670	$4,005
Owner-occupied	7	1,753	—	1,753
Total commercial and industrial	49	5,088	670	5,758
Investment properties	2	294	93	387
1-4 family properties	5	74	114	188
Land and development	1	40	—	40
Total commercial real estate	8	408	207	615
Consumer mortgages	3	496	23	519
Home equity lines	17	471	648	1,119
Other consumer loans	3	48	85	133
Total consumer	23	1,015	756	1,771
Total TDRs	80	$6,511	$1,633	$8,144	(2)

	Three Months Ended September 30, 2019
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	27	$2,577	$1,917	$4,494
Owner-occupied	7	2,822	861	3,683
Total commercial and industrial	34	5,399	2,778	8,177
Investment properties	4	385	—	385
1-4 family properties	4	766	—	766
Land and development	1	473	—	473
Total commercial real estate	9	1,624	—	1,624
Consumer mortgages	10	1,008	118	1,126
Home equity lines	25	364	1,635	1,999
Other consumer loans	27	473	1,222	1,695
Total consumer	62	1,845	2,975	4,820
Total TDRs	105	$8,868	$5,753	$14,621	(3)

(1)    Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the three months ending September 30, 2020 and 2019.
(2)    No net charge-offs were recorded during the three months ended September 30, 2020.
(3)    No net charge-offs were recorded during the three months ended September 30, 2019.

	Nine Months Ended September 30, 2020
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	118	$8,562	$4,681	$13,243
Owner-occupied	19	3,573	1,530	5,103
Total commercial and industrial	137	12,135	6,211	18,346
Investment properties	6	28,963	93	29,056
1-4 family properties	15	867	1,105	1,972
Land and development	3	581	—	581
Total commercial real estate	24	30,411	1,198	31,609
Consumer mortgages	19	1,568	2,589	4,157
Home equity lines	50	926	2,530	3,456
Other consumer loans	50	145	2,779	2,924
Total consumer	119	2,639	7,898	10,537
Total TDRs	280	$45,185	$15,307	$60,492	(2)

	Nine Months Ended September 30, 2019
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	61	$5,703	$4,404	$10,107
Owner-occupied	13	4,854	861	5,715
Total commercial and industrial	74	10,557	5,265	15,822
Investment properties	6	1,048	—	1,048
1-4 family properties	14	2,072	—	2,072
Land and development	3	641	—	641
Total commercial real estate	23	3,761	—	3,761
Consumer mortgages	15	1,245	1,332	2,577
Home equity lines	50	2,686	1,740	4,426
Other consumer loans	79	1,167	3,599	4,766
Total consumer	144	5,098	6,671	11,769
Total TDRs	241	$19,416	$11,936	$31,352	(3)

(1)    Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the nine months ending September 30, 2020 and 2019.
(2)    No net charge-offs were recorded during the nine months ended September 30, 2020.
(3)    No net charge-offs were recorded during the nine months ended September 30, 2019.
For the three and nine months ended September 30, 2020 there was one default with a recorded investment of $21 thousand and five defaults with a recorded investment of $666 thousand, respectively, on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments) compared to three defaults with a recorded investment of $321 thousand and four defaults with a recorded investment of $326 thousand for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020 and December 31, 2019, there were no commitments to lend a material amount of additional funds to any customer whose loan was classified as a TDR.

Note 5 - Goodwill and Other Intangible Assets
Goodwill allocated to each reporting unit at September 30, 2020 and December 31, 2019 is presented as follows (the FMS reportable segment includes two reporting units of Consumer Mortgage and Wealth Management):

(in thousands)	Community Banking Reporting Unit	Wholesale Banking Reporting Unit	Consumer Mortgage Reporting Unit	Wealth Management Reporting Unit	Total
Balance as of December 31, 2019	$256,323	$171,636	$44,877	$24,431	$497,267
Goodwill impairment	—	—	(44,877)	—	(44,877)
Balance as of September 30, 2020	$256,323	$171,636	$—	$24,431	$452,390

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
During 2020, Synovus performed interim goodwill impairment tests as of September 30, 2020, June 30, 2020 and March 31, 2020 based on quarterly assessments of triggering events that included Synovus' stock price trading below book value, an extremely low interest rate environment, as well as general recessionary economic conditions caused by the COVID-19 pandemic. Quantitative assessments of goodwill impairment include determining the estimated fair value of each reporting unit, utilizing a combination of discounted cash flow and market-based approaches, and comparing that fair value to each reporting unit's carrying amount. The discounted cash flow method included updated internal forecasts, long-term profitability targets, growth rates and discount rates. The market approach was based on a comparison of certain financial metrics of Synovus' reporting units to guideline public company peers. The income-based discounted cash flow approach was more heavily weighted (60%) than the market-based approach (40%) due to significant volatility in the market since the pandemic was declared a National Emergency.
Based on the assessment performed at September 30, 2020, Synovus recognized a $44.9 million goodwill impairment charge representing all goodwill allocated to the Consumer Mortgage reporting unit, while the fair values of the Community Banking, Wholesale Banking and Wealth Management reporting units continued to exceed the respective carrying values. The projected cash flows of the Consumer Mortgage reporting unit declined from the prior period valuations due to significant mortgage refinance activity at record-low mortgage rates and the FOMC's updated guidance in the third quarter of 2020 regarding inflation targeting and their expectations for interest rates to remain low for an extended period of time. The primarily fixed rate, longer duration nature of Synovus’ mortgage portfolio especially impacted the Consumer Mortgage reporting unit. In addition, the excess of fair value over the carrying amount for the Community Banking and Wholesale Banking reporting units was less than 10% at September 30, 2020.
Due to the high degree of subjectivity involved in estimating the fair value of Synovus' reporting units, a decline in Synovus' expected future cash flows or estimated growth rates due to further deterioration in the economic environment, or continued market capitalization of Synovus below book value, could result in an additional goodwill impairment charge that is material to Synovus' results from operations, but would not materially impact our financial condition.
The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of September 30, 2020 and December 31, 2019, which primarily consist of core deposit intangible assets acquired in the FCB acquisition. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. Aggregate other intangible assets amortization expense for the three and nine months ended September 30, 2020 was $2.6 million and $7.9 million, respectively. Aggregate other intangible assets amortization for the three and nine months ended September 30, 2019 was $2.9 million and $8.7 million, respectively.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2020
CDI	$57,400	$(17,481)	$39,919
Other	12,500	(4,667)	7,833
Total other intangible assets	$69,900	$(22,148)	$47,752
December 31, 2019
CDI	$57,400	$(10,436)	$46,964
Other	12,500	(3,793)	8,707
Total other intangible assets	$69,900	$(14,229)	$55,671

Note 6 - Shareholders' Equity and Other Comprehensive Income (Loss)
Repurchases of Common Stock
During the three months ended September 30, 2020, Synovus did not repurchase any shares of its common stock. During the nine months ended September 30, 2020, Synovus repurchased $16.2 million, or 450 thousand shares of its common stock, at an average price of $36.08 per share, under the share repurchase program announced on January 24, 2020.
Dividends
The following table presents dividends declared related to common stock. For information related to preferred stock dividends, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Shareholders' Equity and Other Comprehensive Income" to the consolidated financial statements of Synovus' 2019 Form 10-K.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash dividends declared per share	$0.33	$0.30	$0.99	$0.90

Equity-Based Compensation Plans
The following tables summarize the status of Synovus' stock options, restricted share units, market restricted share units, and performance share units as of September 30, 2020 and activity for the nine months ended September 30, 2020.

	Stock Options
(in thousands, except per share amounts)	Quantity	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2020	3,037	$22.74
Exercised	(239)	28.28
Expired/canceled	(64)	29.75
Outstanding at September 30, 2020	2,734	$22.09

	RSUs, MRSUs, and PSUs
(in thousands, except per share amounts)	Quantity	Weighted-Average Grant Date Fair Value Per Share
Non-vested at January 1, 2020	1,312	$39.28
Granted	893	32.91
Quantity change based on TSR and performance factors	44	35.11
Dividend equivalents granted	56	33.50
Vested	(590)	38.85
Forfeited	(58)	36.22
Non-vested at September 30, 2020	1,657	$35.80

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2020 and 2019.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on investment securities available for sale(1)	Net unrealized gains (losses) on cash flow hedges(1)	Post-retirement unfunded health benefit	Total
Balance, July 1, 2020	$134,245	$68,263	$462	$202,970
Other comprehensive income (loss) before reclassifications	(21,806)	(6,635)	—	(28,441)
Amounts reclassified from AOCI	1,149	(764)	—	385
Net current period other comprehensive income (loss)	(20,657)	(7,399)	—	(28,056)
Balance at September 30, 2020	$113,588	$60,864	$462	$174,914

Balance, July 1, 2019	$60,586	$(12,137)	$840	$49,289
Other comprehensive income (loss) before reclassifications	25,133	(876)	(378)	23,879
Amounts reclassified from AOCI	2,765	—	—	2,765
Net current period other comprehensive income (loss)	27,898	(876)	(378)	26,644
Balance at September 30, 2019	$88,484	$(13,013)	$462	$75,933

Balance, January 1, 2020	$83,666	$(18,487)	$462	$65,641
Other comprehensive income (loss) before reclassifications	86,678	80,404	—	167,082
Amounts reclassified from AOCI	(56,756)	(1,053)	—	(57,809)
Net current period other comprehensive income (loss)	29,922	79,351	—	109,273
Balance at September 30, 2020	$113,588	$60,864	$462	$174,914

Balance, January 1, 2019	$(83,179)	$(12,137)	$896	$(94,420)
Other comprehensive income (loss) before reclassifications	167,586	(876)	(378)	166,332
Amounts reclassified from AOCI	4,077	—	(56)	4,021
Net current period other comprehensive income (loss)	171,663	(876)	(434)	170,353
Balance at September 30, 2019	$88,484	$(13,013)	$462	$75,933

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present all financial instruments measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

	September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	$18	$—	$18
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	604	—	604
Other mortgage-backed securities	—	673	—	673
State and municipal securities	—	579	—	579
Asset-backed securities	—	2,497	—	2,497
Total trading securities	$—	$4,371	$—	$4,371
Investment securities available for sale:
U.S. Treasury securities	$20,254	$—	$—	$20,254
U.S. Government agency securities	—	156,614	—	156,614
Mortgage-backed securities issued by U.S. Government agencies	—	1,129,392	—	1,129,392
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	4,540,386	—	4,540,386
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	1,345,284	—	1,345,284
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	354,157	—	354,157
State and municipal securities	—	501	—	501
Corporate debt securities and other debt securities	—	18,137	1,800	19,937
Total investment securities available for sale	$20,254	$7,544,471	$1,800	$7,566,525
Mortgage loans held for sale	—	285,899	—	285,899
Private equity investments	—	—	958	958
Mutual funds and mutual funds held in rabbi trusts	35,174	—	—	35,174
GGL/SBA loans servicing asset	—	—	3,100	3,100
Derivative assets	—	463,028	—	463,028
Liabilities
Earnout liability	$—	$—	$15,924	$15,924
Derivative liabilities	—	178,508	1,460	179,968

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	$—	$2,486	$—	$2,486
Other mortgage-backed securities	—	1,284	—	1,284
State and municipal securities	—	65	—	65
Asset-backed securities	—	3,227	—	3,227
Other investments	—	150	—	150
Total trading securities	$—	$7,212	$—	$7,212
Investment securities available for sale:
U.S. Treasury securities	$19,855	$—	$—	$19,855
U.S. Government agency securities	—	36,541	—	36,541
Mortgage-backed securities issued by U.S. Government agencies	—	56,816	—	56,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	5,180,815	—	5,180,815
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	636,851	—	636,851
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	371,592	—	371,592
State and municipal securities	—	2,075	—	2,075
Asset-backed securities	—	327,400	—	327,400
Corporate debt securities and other debt securities	—	144,620	2,105	146,725
Total investment securities available for sale	$19,855	$6,756,710	$2,105	$6,778,670
Mortgage loans held for sale	—	115,173	—	115,173
Private equity investments	15,502	—	3,887	19,389
Mutual funds and mutual funds held in rabbi trusts	32,348	—	—	32,348
GGL/SBA loans servicing asset	—	—	3,040	3,040
Derivative assets	—	140,016	—	140,016
Liabilities
Trading liability for short positions	$1,560	$—	$—	$1,560
Earnout liability	—	—	11,016	11,016
Derivative liabilities	—	34,732	2,339	37,071

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

Mortgage Loans Held for Sale
(in thousands)	As of September 30, 2020	As of December 31, 2019
Fair value	$285,899	$115,173
Unpaid principal balance	276,709	112,218
Fair value less aggregate unpaid principal balance	$9,190	$2,955

Changes in Fair Value Included in Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Mortgage loans held for sale	$251	$892	$6,235	$1,593

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
During the three and nine months ended September 30, 2020, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. During the nine months ended September 30, 2019, Synovus had transfers out of Level 3 into Level 1 in the fair value hierarchy as certain funds within private equity investments became public with traded securities.

	Three Months Ended September 30, 2020
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, July 1, 2020	$1,662	$698	$3,019	$(15,924)	$(1,755)
Total gains (losses) realized/unrealized:
Included in earnings	—	260	(187)	—	—
Unrealized gains (losses) included in OCI	138	—	—	—	—
Additions	—	—	268	—	—
Settlements	—	—	—	—	295
Ending balance, September 30, 2020	$1,800	$958	$3,100	$(15,924)	$(1,460)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at September 30, 2020	$—	$260	$—	$—	$—

	Three Months Ended September 30, 2019
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, July 1, 2019	$2,017	$13,341	$3,326	$(14,353)	$(1,049)
Total gains (losses) realized/unrealized:
Included in earnings	—	1,194	(298)	(10,457)	(2,500)
Unrealized gains (losses) included in OCI	(26)	—	—	—	—
Additions	—	—	322	—	—
Settlements	—	(3,246)	—	—	214
Ending balance, September 30, 2019	$1,991	$11,289	$3,350	$(24,810)	$(3,335)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at September 30, 2019	$—	$777	$—	$(10,457)	$(2,500)

	Nine Months Ended September 30, 2020
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, January 1, 2020	$2,105	$3,887	$3,040	$(11,016)	$(2,339)
Total gains (losses) realized/unrealized:
Included in earnings		(2,929)	(742)	(4,908)	—
Unrealized gains (losses) included in OCI	(305)	—	—	—	—
Additions	—	—	802	—	—
Settlements	—	—	—	—	879
Ending balance, September 30, 2020	$1,800	$958	$3,100	$(15,924)	$(1,460)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at September 30, 2020	$—	$(2,929)	$—	$(4,908)	$—

	Nine Months Ended September 30, 2019
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance, January 1, 2019	$1,785	$11,028	$3,729	$(14,353)	$(1,673)
Total (losses) gains realized/unrealized:
Included in earnings	—	3,507	(1,091)	(10,457)	(2,500)
Unrealized gains (losses) included in OCI	206	—	—	—	—
Additions	—	—	712	—	—
Settlements	—	(3,246)	—	—	838
Ending balance, September 30, 2019	$1,991	$11,289	$3,350	$(24,810)	$(3,335)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets/liabilities still held at September 30, 2019	$—	$3,090	$—	$(10,457)	$(2,500)

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

			September 30, 2020
(dollars in thousands)	Valuation Technique	Significant Unobservable Input	Level 3 Fair Value	Rate/Range
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale - Corporate debt and other debt securities - trust preferred security	Discounted cash flow analysis	Discount rate Forecasted average Prime reset rate	$1,800	5.83% 3.79%

Private equity investments	Individual analysis of each investee company	Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies	$958	N/A

GGL/SBA loans servicing asset	Discounted cash flow analysis	Discount rate Prepayment speeds	$3,100	9.68% 19.20%

Earnout liability	Option pricing methods and Monte Carlo simulation	Financial projections of Global One	$15,924	N/A

Visa derivative liability	Discounted cash flow analysis	Estimated timing of resolution of Covered Litigation and future cumulative deposits to the litigation escrow for settlement of the Covered Litigation	$1,460	0-1.2 years (4Q 2021)

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

	September 30, 2020				December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans(1)	$—	$—	$27,440	$27,440	$—	$—	$1,461	$1,461
Other real estate	—	—	1,750	1,750	—	—	8,023	8,023
MPS receivable	—	—	17,915	17,915	—	—	21,437	21,437
Other assets held for sale	—	—	1,634	1,634	—	—	1,238	1,238

(1)    Collateral-dependent loans that were written down to fair value of collateral.
ORE properties are included in other assets on the consolidated balance sheets. The carrying value of ORE at September 30, 2020 and December 31, 2019 was $5.4 million and $14.4 million, respectively.

The following table presents fair value adjustments recognized in earnings for the three and nine months ended September 30, 2020 and 2019 for assets measured at fair value on a non-recurring basis still held at period-end.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Loans(1)	$5,661	$4,170	$20,412	$4,718
Other real estate	107	74	138	569
MPS receivable	—	—	2,663	—
Other assets held for sale	—	—	2,120	91

(1) Collateral-dependent loans that were written down to fair value of collateral.
The table below provides an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure financial instruments that are classified within Level 3 of the valuation hierarchy and are measured at fair value on a non-recurring basis.

September 30, 2020
	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis

Loans	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value Estimated selling costs	0%-36% (28%) 0%-10% (7%)
Other real estate	Third-party appraised value of real estate less estimated selling costs	Discount to appraised value Estimated selling costs	0%-20% (10%) 0%-10% (7%)

MPS receivable(2)	Third-party appraised value of business less estimated selling costs	Discount to appraised value Estimated selling costs	N/A

Other assets held for sale	Third-party appraised value less estimated selling costs or BOV	Discount to appraised value Estimated selling costs	0%-66% (53%) 0%-10% (7%)

(1)    The weighted average is the measure of central tendencies; it is not the value that management is using for the asset or liability.
(2)    See "Part I - Item 1. Notes to Unaudited Interim Financial Statements - Note 10 - Commitments and Contingencies" of this Report for more information on this receivable which was classified as a NPA at September 30, 2020 and December 31, 2019.

Fair Value of Financial Instruments
The following tables present the carrying and estimated fair values of financial instruments at September 30, 2020 and December 31, 2019. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2019 Form 10-K for a description of how fair value measurements are determined.

	September 30, 2020
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,985,363	$1,985,363	$1,985,363	$—	$—
Trading securities	4,371	4,371	—	4,371	—
Investment securities available for sale	7,566,525	7,566,525	20,254	7,544,471	1,800
Loans held for sale	745,160	744,615	—	285,899	458,716
Private equity investments	958	958	—	—	958
Mutual funds and mutual funds held in rabbi trusts	35,174	35,174	35,174	—	—
Loans, net	38,946,047	38,923,265	—	—	38,923,265
GGL/SBA loans servicing asset	3,100	3,100	—	—	3,100
Derivative assets	463,028	463,028	—	463,028	—
Financial liabilities
Non-interest-bearing deposits	$13,075,081	$13,075,081	$—	$13,075,081	$—
Non-time interest-bearing deposits	24,831,480	24,831,480	—	24,831,480	—
Time deposits	6,759,343	6,797,139	—	6,797,139	—
Total deposits	$44,665,904	$44,703,700	$—	$44,703,700	$—
Federal funds purchased and securities sold under repurchase agreements	202,344	202,344	202,344	—	—
Other short-term borrowings	400,000	400,000	—	400,000	—
Long-term debt	1,628,385	1,687,448	—	1,687,448	—
Earnout liability	15,924	15,924	—	—	15,924
Derivative liabilities	179,968	179,968	—	178,508	1,460

	December 31, 2019
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,186,918	$1,186,918	$1,186,918	$—	$—
Trading securities	7,212	7,212	—	7,212	—
Investment securities available for sale	6,778,670	6,778,670	19,855	6,756,710	2,105
Mortgage loans held for sale	115,173	115,173	—	115,173	—
Private equity investments	19,389	19,389	15,502	—	3,887
Mutual funds and mutual funds held in rabbi trusts	32,348	32,348	32,348	—	—
Loans, net	36,881,048	36,931,256	—	—	36,931,256
GGL/SBA loans servicing asset	3,040	3,040	—	—	3,040
Derivative assets	140,016	140,016	—	140,016	—

Financial liabilities
Non-interest-bearing deposits	$9,439,485	$9,439,485	$—	$9,439,485	$—
Non-time interest-bearing deposits	19,891,711	19,891,711	—	19,891,711	—
Time deposits	9,074,308	9,112,459	—	9,112,459	—
Total deposits	$38,405,504	$38,443,655	$—	$38,443,655	$—
Federal funds purchased and securities sold under repurchase agreements	165,690	165,690	165,690	—	—
Trading liability for short positions	1,560	1,560	1,560	—	—
Other short-term borrowings	1,752,000	1,752,000	—	1,752,000	—
Long-term debt	2,153,897	2,185,717	—	2,185,717	—
Earnout liability	11,016	11,016	—	—	11,016
Derivative liabilities	37,071	37,071	—	34,732	2,339

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
Synovus recorded an unrealized gain of $9.8 million, or $7.3 million, after-tax, in OCI, during the first quarter of 2020, related to terminated cash flow hedges, which is being recognized into earnings in conjunction with the effective terms of the original swaps through the third quarter of 2025. Synovus recognized pre-tax income of $1.0 million and $1.4 million, respectively, during the three and nine months ended September 30, 2020 related to the amortization of terminated cash flow hedges.

As of September 30, 2020, Synovus expects to reclassify approximately $40 million of pre-tax gains from AOCI into interest income on cash flow hedges over the next twelve months. Included in this amount is approximately $5 million in pre-tax gains related to the terminated cash flow hedges. As of September 30, 2020, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the first quarter of 2024.
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
Collateral Requirements
Pursuant to the Dodd-Frank Act, certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of September 30, 2020 and December 31, 2019, collateral totaling $159.8 million and $84.6 million, respectively, was pledged to the derivative counterparties to comply with collateral requirements. For derivatives cleared through central clearing houses, the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the consolidated balance sheets and related disclosures. At September 30, 2020 and December 31, 2019, Synovus had a variation margin of $187.0 million and $113.7 million respectively, each reducing the derivative liability.

The following table reflects the notional amount and fair value of derivative instruments included on the consolidated balance sheets. Beginning on October 19, 2020, CME Group Inc. transitioned price alignment and discounting for swap futures from the daily EFFR to the SOFR. This change will not have a material impact on Synovus' financial statements.

	September 30, 2020			December 31, 2019
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$2,750,000	$90,116	$—	$2,000,000	$54	$8,624
Total derivatives designated as hedging instruments		$90,116	$—		$54	$8,624

Derivatives not designated as hedging instruments:
Interest rate contracts(3)	$8,761,038	$362,700	$176,338	$7,258,159	$138,672	$25,849
Mortgage derivatives - interest rate lock commitments	451,953	10,212	—	70,481	1,290	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	492,500	—	1,793	107,000	—	168
Other contracts(4)	186,074	—	377	145,764	—	91
Visa derivative	—	—	1,460	—	—	2,339
Total derivatives not designated as hedging instruments		$372,912	$179,968		$139,962	$28,447

(1)    Derivative assets are recorded in other assets on the consolidated balance sheets.
(2)    Derivative liabilities are recorded in other liabilities on the consolidated balance sheets.
(3)    Includes interest rate contracts for customer swaps and offsetting positions, net of variation margin payments.
(4)    Includes risk participation agreements sold. Additionally, the notional amount of risk participation agreements purchased was $2.7 million and $3.0 million at September 30, 2020 and December 31, 2019, respectively.
Synovus also provides foreign currency exchange services, primarily forward contracts, with counterparties to allow commercial customers to mitigate exchange rate risk. Synovus covers its risk by entering into an offsetting foreign currency exchange forward contract. The notional amount of foreign currency exchange forwards was $25.1 million and $32.9 million at September 30, 2020 and December 31, 2019, respectively. The fair value of foreign currency exchange forwards was negligible at September 30, 2020 and December 31, 2019 due to the very short duration of these contracts.
The following table presents the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line item affected for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Total amounts presented in the consolidated statements of income in interest income on loans	$8,509	$—	$13,595	$—

Gain/loss on cash flow hedging relationships:(1)
Interest rate swaps:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	1,031	—	1,421	—
Pre-tax income recognized on cash flow hedges	$1,031	$—	$1,421	$—

(1)    See "Part I - Item 1. Financial Statements and Supplementary Data - Note 6 - Shareholders' Equity and Other Comprehensive Income (Loss) in this Report for additional information.

The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments on the consolidated statements of income for the three and nine months ended September 30, 2020 and 2019 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Location in Consolidated Statements of Income	2020	2019	2020	2019
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$176	$549	$225	$640
Other contracts(2)	Capital markets income	47	(144)	(286)	(144)
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	2,532	22	8,922	970
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	(396)	642	(1,624)	413
Visa derivative	Other non-interest expense	—	(2,500)	—	(2,500)
Total derivatives not designated as hedging instruments		$2,359	$(1,431)	$7,237	$(621)

(1)    Additionally, losses related to termination of customer swaps of $2.5 million were recorded in other non-interest expense during the first quarter of 2020.
(2)    Includes risk participation agreements sold.
Note 9 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Basic Net Income Per Common Share:
Net income available to common shareholders	$83,283	$127,435	$198,414	$397,505
Weighted average common shares outstanding	147,314	152,238	147,304	156,819
Net income per common share, basic	$0.57	$0.84	$1.35	$2.53
Diluted Net Income Per Common Share:
Net income available to common shareholders	$83,283	$127,435	$198,414	$397,505
Weighted average common shares outstanding	147,314	152,238	147,304	156,819
Effect of dilutive outstanding equity-based awards, warrants, and earnout payments	662	1,805	733	1,776
Weighted average diluted common shares	147,976	154,043	148,037	158,595
Net income per common share, diluted	$0.56	$0.83	$1.34	$2.51

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
As of September 30, 2020 and 2019, there were 758 thousand and 40 thousand, respectively, potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding during these quarters. Potentially dilutive shares are not included in the computation of diluted net income per common share because the effect would be anti-dilutive.
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
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. Upon adoption of CECL on January 1, 2020, Synovus recorded $27.4 million in unfunded commitment reserves due to the consideration under CECL of expected utilization over the life of such commitments. At September 30, 2020, the ACL for unfunded commitments was $60.8 million, including the impact of CECL and COVID-19, compared to a reserve of $1.4 million at December 31, 2019. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets. See "Part I-Item 1. Financial Statements and Supplementary Data - Note 1 - Basis of Presentation" in this Report for more information on Synovus' adoption of CECL.
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

(in thousands)	September 30, 2020	December 31, 2019
Letters of credit*	$177,000	$202,614
Commitments to fund commercial and industrial loans	7,990,189	7,018,152
Commitments to fund commercial real estate, construction, and land development loans	2,891,857	3,032,252
Commitments under home equity lines of credit	1,588,844	1,501,452
Unused credit card lines	984,636	877,929
Other loan commitments	458,509	485,371
Total letters of credit and unfunded lending commitments	$14,091,035	$13,117,770

Investments in low income housing, solar energy tax credit and other CRA partnerships:
Carrying amount included in other assets	$214,615	$146,612
Amount of future funding commitments included in carrying amount	124,866	78,266
Permanent and short-term construction loans and letter of credit commitments	52,686	2,124
Funded portion of permanent and short-term loans and letters of credit	5,194	3,196

*    Represent the contractual amount net of risk participations purchased of approximately $31 million and $33 million at September 30, 2020 and December 31, 2019, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus provides merchant processing services for customers. Prior to the second quarter of 2020, these services were provided through a referral relationship which was replaced during the second quarter of 2020 with a new contractual arrangement under which certain sales and processing support are provided through an outside merchant services provider with Synovus owning the merchant contract relationship. In addition, Synovus sponsors various third-party MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if a sponsored MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the three and nine months ended September 30, 2020, Synovus and the sponsored entities processed and settled $20.23 billion and $55.47 billion of transactions, respectively. For the three and nine months ended September 30, 2019, the sponsored entities processed and settled $19.13 billion and $55.72 billion of transactions, respectively.
Synovus covered chargebacks related to a particular sponsored MPS during 2019 and 2018 where the MPS’s cash reserve account was unavailable to support the chargebacks. As of September 30, 2020, the remaining amount due to Synovus from the MPS is $20.6 million, compared to $21.4 million at December 31, 2019. During the first quarter of 2020, Synovus recorded a $2.7 million reserve in other operating expenses associated with the chargebacks, reflecting the amount that Synovus does not expect to collect. The net balance of $17.9 million at September 30, 2020 is included in other assets and classified in NPAs. While Synovus has contractual protections to mitigate against loss, repayment of the amounts owed to Synovus will depend in large part upon the continued financial viability and/or valuation of the MPS and the availability of any cash reserve accounts.
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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of September 30, 2020 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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
Business segment results are determined based upon Synovus' management reporting system, which assigns balance sheet and income statement items to each of the business segments. Certain assets, liabilities, revenues, and expenses not allocated or attributable to a particular business segment are included in Treasury and Corporate Other. Synovus's third-party lending partnership consumer loans and held for sale loans as well as PPP C&I loans are included in Treasury and Corporate Other. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions.
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
The following tables present certain financial information for each reportable business segment for the three and nine months ended September 30, 2020. During the three months ended September 30, 2020, Synovus recognized a $44.9 million non-cash goodwill impairment charge representing all of the goodwill allocated to the Consumer Mortgage reporting unit (which is included in the FMS reportable segment) driven by significant mortgage refinance activity at record-low mortgage rates and the FOMC's updated guidance in the third quarter of 2020 regarding inflation targeting and their expectations for interest rates to remain low for an extended period of time. To provide comparable prior year information, Synovus has included proforma business segment financial information for the three and nine months ended September 30, 2019 utilizing various allocation methodologies based on balance sheet and income statement items assigned to each business segment. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised.

	Three Months Ended September 30, 2020
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$220,426	$139,080	$20,986	$(3,502)	$376,990
Non-interest revenue	29,982	5,496	65,820	13,113	114,411
Non-interest expense	68,571	19,530	92,931	135,623	316,655
Pre-provision net revenue	$181,837	$125,046	$(6,125)	$(126,012)	$174,746

	Three Months Ended September 30, 2019 Proforma
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$203,197	$133,773	$26,582	$38,545	$402,097
Non-interest revenue	35,145	7,092	40,966	5,557	88,760
Non-interest expense	76,414	25,413	40,413	134,070	276,310
Pre-provision net revenue	$161,928	$115,452	$27,135	$(89,968)	$214,547

	Nine Months Ended September 30, 2020
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$638,311	$407,265	$56,600	$24,640	$1,126,816
Non-interest revenue	89,413	20,406	166,067	115,866	391,752
Non-interest expense	219,859	63,176	184,501	409,540	877,076
Pre-provision net revenue	$507,865	$364,495	$38,166	$(269,034)	$641,492

	Nine Months Ended September 30, 2019 Proforma
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$625,450	$388,241	$86,425	$96,419	$1,196,535
Non-interest revenue	101,971	21,787	111,873	22,314	257,945
Non-interest expense	225,141	55,141	111,139	441,426	832,847
Pre-provision net revenue	$502,280	$354,887	$87,159	$(322,693)	$621,633

	September 30, 2020
(dollars in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Total loans net of deferred fees and costs	$11,489,106	$19,204,961	$5,412,944	$3,442,836	$39,549,847
Total deposits	$28,870,928	$10,339,568	$414,243	$5,041,165	$44,665,904
Total full-time equivalent employees	2,200	285	843	1,904	5,232

	December 31, 2019
(dollars in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Total loans net of deferred fees and costs	$12,170,914	$17,643,509	$5,285,455	$2,062,572	$37,162,450
Total deposits	$25,610,777	$8,314,184	$284,716	$4,195,827	$38,405,504
Total full-time equivalent employees	2,301	213	839	1,911	5,264

Note 12 - Subsequent Events
Issuance of Subordinated Debt by Synovus Bank
On October 29, 2020, Synovus Bank issued $200.0 million aggregate principal amount of 4.000% Fixed-to-Fixed Rate Subordinated Bank Notes due October 29, 2030 (the "Maturity Date"). Subject to any redemption prior to the Maturity Date, the Notes will bear interest from and including the original issue date to, but excluding, October 29, 2025 (the ‘‘Reset Date’’), at a fixed rate of 4.000% per annum and from and including the Reset Date to, but excluding the Maturity Date, the Notes will bear interest at a fixed rate that will be the Five-year U.S. Treasury Rate (as defined) as of the Reset Determination Date, plus 3.625% per annum. Interest on the Notes will be payable semi-annually in arrears on April 29 and October 29 of each year, commencing on April 29, 2021. Synovus Bank may redeem the Notes, in whole but not in part, (i) at any time within 90 days following a Regulatory Capital Treatment Event or Tax Event (in each case as defined) or Synovus Bank becoming required to be registered as an investment company pursuant to the Investment Company Act of 1940, as amended, or (ii) on the Reset Date, in each case at a redemption price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to but excluding the redemption date. The Notes are not redeemable at the option or election of holders.
Voluntary Early Retirement Program
Synovus incurred approximately $14 million in one-time termination benefit restructuring charges in October 2020 associated with a voluntary early retirement program offered to employees as part of the Synovus Forward efficiency initiatives.

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
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	the risks and uncertainties related to the impact of the COVID-19 pandemic on our assets, business, capital and liquidity, financial condition, prospects and results of operations;

(2)	the risk that the current and any further economic downturn and contraction could have a material adverse effect on our capital, liquidity, financial condition, credit quality, results of operations and future growth, including the risk that the current economic contraction could last much longer and be much more severe if efforts to contain the pandemic are unsuccessful and restrictions on movement last longer than currently anticipated;

(3)	the risk that our asset quality may deteriorate, our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures, and the risk that we may be unable to obtain full payment in respect of any loan or other receivables;

(4)	the impact of recent, proposed, or potential changes in governmental policy, laws and regulations, including recently enacted laws, regulations and guidance related to government stimulus programs related to the COVID-19 pandemic, proposed and potential changes in the regulation and taxation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations;

(5)	changes in the cost and availability of funding due to changes in the deposit market and credit market;

(6)	the risks that if economic conditions worsen further or regulatory capital rules are modified, we may be required to undertake initiatives to improve our capital position;

(7)	the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services market;

(8)	changes in the interest rate environment, including changes to the federal funds rate to include a possible negative interest rate environment, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus further reducing margins and net interest income;

(9)	the risk that competition in the financial services industry may adversely affect our future earnings and growth;

(10)	the risk that we may not realize the expected benefits from our efficiency and growth initiatives or that we may not be able to realize those cost savings or revenue initiatives in the time period expected, which could negatively impact our future profitability;

(11)	our ability to identify and address cyber-security risks such as data security breaches, malware, "denial of service" attacks, "hacking" and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;

(12)	the risk that our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;

(13)	our ability to attract and retain employees that are key to our strategic and growth initiatives;

(14)	the risk related to our implementation of new lines of business, new products and services or new technologies;

(15)	our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;

(16)	the risk that our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;

(17)	risks related to our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and risks related to disruptions in service or financial difficulties with a third-party vendor or business relationship;

(18)	risks related to the ability of our operational framework to identify and manage risks associated with our business such as credit risk, compliance risk, reputational risk, and operational risk, including third-party business partners, as well as our relationship with third-party vendors and other service providers;

(19)	restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(20)	the risk that we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;

(21)	the risk that we could realize losses if we sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets;

(22)	risks related to the fluctuation in our stock price and general volatility in the stock market;

(23)	the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;

(24)	risks related to regulatory approval to take certain actions, including any dividends on our common stock or preferred stock, any repurchases of common stock or any issuance or redemption of any other regulatory capital instruments;

(25)	risks related to the continued use, availability and reliability of LIBOR and other "benchmark" rates;

(26)	the costs and effects of litigation, investigations, inquiries or similar matters, or adverse facts and developments related thereto, including the costs and effects of litigation related to our participation in government stimulus programs associated with the COVID-19 pandemic;

(27)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(28)	other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part II - Item 1A. Risk Factors" of this Report.
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
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 292 branches in Alabama, Florida, Georgia, South Carolina, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three and nine months ended September 30, 2020 and financial condition as of September 30, 2020 and December 31, 2019. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus’ 2019 Form 10-K.
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
A reading of each section is important to understand fully our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, except per share data)	2020	2019	Change		2020	2019	Change
Net interest income	$376,990	$402,097	(6)%		$1,126,816	$1,196,535	(6)%
Provision for credit losses(1)	43,383	27,562	57		343,956	63,250	444
Non-interest revenue	114,411	88,760	29		391,752	257,945	52
Adjusted non-interest revenue(2)	115,701	91,297	27		310,446	259,940	19
Total FTE revenues	492,357	491,676	—		1,521,171	1,456,736	4
Adjusted total revenues(2)	493,647	494,213	—		1,439,865	1,458,731	(1)
Non-interest expense	316,655	276,310	15		877,076	832,847	5
Adjusted non-interest expense(2)	268,742	258,474	4		816,310	757,834	8
Income before income taxes	131,363	186,985	(30)		297,536	558,383	(47)
Net income	91,574	135,726	(33)		223,286	412,096	(46)
Net income available to common shareholders	83,283	127,435	(35)		198,414	397,505	(50)
Net income per common share, basic	0.57	0.84	(32)		1.35	2.53	(47)
Net income per common share, diluted	0.56	0.83	(32)		1.34	2.51	(47)
Adjusted net income per common share, diluted(2)	0.89	0.97	(9)		1.32	2.96	(55)
Net interest margin(3)	3.10%	3.69%	(59)	bps	3.20%	3.72%	(52)	bps
Net charge-off ratio(3)	0.29	0.22	7		0.25	0.18	7
Return on average assets(3)	0.69	1.14	(45)		0.58	1.18	(60)
Adjusted return on average assets(2)(3)	1.05	1.33	(28)		0.57	1.39	(82)
Efficiency ratio-FTE	64.31	56.20	811		57.66	57.17	49
Adjusted tangible efficiency ratio(2)	53.91	51.71	220		56.14	51.36	478

(1)     Beginning January 1, 2020, provision calculation is based on current expected credit loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.
(2)    See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(3)    Annualized

	September 30, 2020	June 30, 2020	Sequential Quarter Change		September 30, 2019	Year-Over-Year Change
(dollars in thousands)
Loans, net of deferred fees and costs	$39,549,847	$39,914,297	$(364,450)		$36,417,826	$3,132,021
Total average loans	39,762,572	40,136,090	(373,518)		36,201,322	3,561,250
Total deposits	44,665,904	44,194,580	471,324		37,433,070	7,232,834
Core deposits (excludes brokered deposits)	40,756,645	39,904,278	852,367		34,237,575	6,519,070
Core transaction deposits (excludes brokered and public fund deposits)	30,988,237	29,425,251	1,562,986		23,794,467	7,193,770
Total average deposits	44,339,497	43,096,475	1,243,022		37,714,145	6,625,352
Non-performing assets ratio	0.49%	0.44%	5	bps	0.42%	7	bps
Non-performing loans ratio	0.43	0.37	6		0.32	11
Past due loans over 90 days	0.02	0.02	—		0.04	(2)
CET1 capital	$3,913,402	$3,827,229	$86,173		$3,660,078	$253,324
Tier 1 capital	4,450,547	4,364,374	86,173		4,196,628	253,919
Total risk-based capital	5,536,918	5,459,568	77,350		5,023,138	513,780
CET1 capital ratio	9.30%	8.90%	40	bps	8.96%	34	bps
Tier 1 capital ratio	10.57	10.15	42		10.27	30
Total risk-based capital ratio	13.16	12.70	46		12.30	86
Total shareholders’ equity to total assets ratio	9.55	9.34	21		10.22	(67)
Tangible common equity ratio(1)	7.67	7.41	26		8.04	(37)
Return on average common equity(2)	7.28	7.48	(20)		11.36	(408)
Adjusted return on average common equity(1)(2)	11.48	3.00	848		13.35	(187)
Adjusted return on average tangible common equity(1)(2)	13.24	3.60	964		15.46	(222)

(1)    See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2)    Quarter annualized

Economic Environment and Recent Events
The ongoing COVID-19 healthcare crisis and public health response have triggered recessionary economic and financial market conditions during the majority of the first nine months of 2020. During March 2020, in an effort to lessen the impact of COVID-19 on consumers and businesses, the Federal Reserve reduced the federal funds rate 1.5 percentage points to 0.00 to 0.25 percent and the U.S. government enacted the CARES Act, the largest economic stimulus package in the nation’s history.
Synovus responded to the COVID-19 pandemic by taking measures early, beginning in March 2020, to improve the health and safety of our customers, team members, and communities including remote work capabilities and branch service enhancements; bonus payments to hourly team members required to work on-site; payment deferments on approximately $6 billion of our loan portfolio during the second quarter; and forgiveness of NSF and monthly service charges for impacted customers. Synovus participated in the Paycheck Protection Program (PPP) and delivered close to 19,000 loans totaling nearly $2.9 billion during the second quarter. The average PPP loan was approximately $150 thousand, and the customers that received those loans employed over 335 thousand individuals. Synovus has also participated in the Federal Reserve's Main Street Lending Program to support small and medium-sized businesses impacted by COVID-19. Additionally, although the vast majority of our customers were no longer in a payment deferment program at the end of the third quarter, we have continued to work with our borrowers who have been impacted by the pandemic.
In September, six months after converting our branches to drive-thru and appointment-only, our retail branch network re-opened its lobbies to walk-in customers, implementing CDC safety guidelines and branch design enhancements, including plexiglass barriers, customer directional signage, mask requirements and social distancing protocols. Synovus' team members, many of whom worked remotely during the second and third quarters, re-entered the work place in a phased-in approach. This re-entry was carefully designed by team members themselves and carefully monitored through re-entry surveys and touchpoints. Synovus also provided additional benefits for team members directly impacted by the virus, including supplemental paid-time off and expanded medical benefits. In our communities, we have responded to the COVID-19 healthcare crisis and economic uncertainty with financial contributions to more than a dozen organizations for COVID-19 relief efforts, matching contributions for COVID-19 donations to the American Red Cross, and meal donations for first responders and health care workers.
In light of current economic uncertainty, Synovus has suspended its share repurchase activity beyond the $16.2 million completed during the first quarter and withdrawn 2020 guidance and long-term goals announced at the beginning of the year. Significant economic uncertainty remains, including the trajectory of the economic recovery which we expect will be impacted by any additional government stimulus plans.
Synovus is committed to addressing racial equality and social justice and has taken a number of actions during the third quarter to expand efforts to advance economic empowerment and racial equity, including establishing an internal advisory council to the CEO comprised of certain senior African American leaders, funding a $1.0 million contribution to the United Negro College Fund for the establishment of a scholarship for African American students in our footprint, providing foundational unconscious bias training to additional leaders across the footprint, and continuing to diversify an already strong and diverse Board of Directors with a new independent director. We continue to make progress toward the objectives of our CEO-sponsored inclusion and diversity initiative to improve minority representation within our team member population and female and minority representation in senior leadership, all while improving inclusiveness of all team members.
During the third quarter, we communicated new leadership expectations and leadership training development tools for our team members. We also launched a new leadership development program for our leaders. These new expectation and training tools are intended to help team members understand what leadership looks like at the Company, and to ensure alignment of the daily work experience with the Company’s culture and values.
Executive Summary
Net income available to common shareholders for the third quarter of 2020 was $83.3 million, or $0.56 per diluted common share, a decline of 35% and 32%, respectively, compared to the third quarter of 2019 and adjusted net income per common share, diluted(1) was $0.89, down 9% compared to $0.97 for the third quarter of 2019. Net income available to common shareholders for the first nine months of 2020 was $198.4 million, or $1.34 per diluted common share, a decline of 50% and 47%, respectively, compared to the first nine months of 2019 and adjusted net income per common share, diluted(1) was $1.32, down 55% compared to $2.96 for the first nine months of 2019. The year-over-year decline in adjusted net income per common share for all periods was impacted by deterioration in the economic environment caused by the COVID-19 pandemic and driven by a significant increase in provision for credit losses following the adoption of CECL on January 1, 2020, a 225 bps reduction in the federal funds rate, and PAA including loan discount accretion and deposit premium amortization that positively impacted 2019.
Net interest income for the nine months ended September 30, 2020 was $1.13 billion, down $69.7 million, or 6%, compared to the same period in 2019. The decrease in year-over-year net interest income was due to declines of $62.5 million in PAA (primarily comprised of declines of $27.0 million of loan accretion and $32.9 million of deposit premium amortization) associated with the FCB acquisition and declines in market interest rates, which were somewhat offset by higher average earning assets. Net interest margin was down 52 bps over the comparable nine-month periods to 3.20%, due primarily to the decline in market interest rates in addition to declines in PAA. On a sequential quarter basis, net interest income was up $424 thousand and net interest margin for the third quarter was 3.10%, which was down 3 bps compared to the second quarter of 2020. The sequential quarter decline in net interest margin was primarily driven by the impact of bond repositioning and student loan sales executed in the second quarter of 2020, partially offset by further declines in deposit pricing and favorable deposit remixing trends. We continue to expect modest downward pressure on NIM as the repricing within our fixed-rate asset portfolios is partially offset by continued declines in overall deposit costs. Excluding the potential impacts from PPP forgiveness, we expect net interest income and net interest margin to decrease modestly in the fourth quarter of 2020 as compared to the third quarter of 2020.
Non-interest revenue for the third quarter of 2020 was $114.4 million, up $25.7 million, or 29%, and year-to-date was $391.8 million, up $133.8 million, or 52%, compared to the same periods in 2019. Adjusted non-interest revenue(1) which excludes net investment securities gains/(losses) and gain on sale/fair value increase/(decrease) of private equity investments, for the third quarter of 2020 was $115.7 million, up $24.4 million, or 27%, from the third quarter of 2019, and on a year-to-date basis was $310.4 million compared to $259.9 million for the first nine months of 2019, up $50.5 million, or 19%. The increase in adjusted non-interest revenue was due primarily to strong growth in mortgage banking income with record production driven by the current rate environment. In the fourth quarter, we expect to see declines in mortgage revenue, as compared to the third quarter of 2020.
Non-interest expense for the third quarter of 2020 was $316.7 million, up $40.3 million, or 15%, compared to the third quarter of 2019 and adjusted non-interest expense(1) of $268.7 million was up $10.3 million, or 4%. On a year-to-date basis, non-interest expense was up $44.2 million, or 5%, and adjusted non-interest expense(1) was up $58.5 million, or 8%. During the three months ended September 30, 2020, Synovus recognized a $44.9 million non-cash goodwill impairment charge representing the goodwill allocated to the Consumer Mortgage reporting unit. The increase in adjusted expense during the first nine months of 2020 was largely driven by mortgage production commissions, expense associated with Synovus' internal revenue growth and efficiency initiatives, COVID-19 related expenses, and investments in talent and technology. The efficiency ratio-FTE for the first nine months of 2020 was 57.66%, compared to 57.17% for the first nine months of 2019. The adjusted tangible efficiency ratio(1) for the first nine months of 2020 was 56.14%, up 478 bps compared to the same period a year ago. Excluding up-front expenses associated with Synovus Forward initiatives, we expect adjusted non-interest expense in the fourth quarter to be in-line with adjusted non-interest expense in the third quarter of 2020.
At September 30, 2020, total loans, net of deferred fees and costs of $39.55 billion, increased $2.39 billion, or 6%, from December 31, 2019 led by C&I growth of $3.24 billion, including $2.71 billion in PPP loans net of unearned fees, and CRE growth of $472.1 million, partially offset by a $1.26 billion decline in consumer loans. The decline in consumer loans is the result of the strategic disposition of $1.28 billion in third-party single-service consumer and non-relationship consumer mortgage loans. We expect loans, excluding the impact of PPP forgiveness, to be relatively flat in the fourth quarter, as compared to the third quarter of 2020.
The ACL at September 30, 2020 totaled $664.6 million, an increase of $381.8 million from December 31, 2019, reflecting a building of the ACL required under CECL primarily as a result of uncertainty and deterioration in the economic environment due to COVID-19. The ACL to loans coverage ratio was 1.68%, or 1.80%, excluding PPP loans, at September 30, 2020. Current credit metrics deteriorated slightly with NPAs at 49 bps, NPLs at 43 bps, and total past due loans at 14 bps; however, we have not experienced widespread deterioration in the portfolio. Year-to-date, net charge-offs are 25 bps compared to 18 bps in the prior year. Synovus expects some pressure on credit metrics over the next few quarters, which aligns with the reserve builds to-date during 2020 under CECL.
Total period-end deposits at September 30, 2020 increased $6.26 billion, or 16%, compared to December 31, 2019. Core transaction deposits increased $6.82 billion, or 28%, compared to December 31, 2019. The significant increase in deposit balances compared to December 31, 2019 is due largely to the current economic environment as well as government stimulus programs including deposits associated with PPP loans.
At September 30, 2020, Synovus' CET1 ratio was 9.30%, well in excess of regulatory requirements including the capital conservation buffer of 2.5%. The September 30, 2020 CET1 ratio improved 40 bps compared to June 30, 2020 and improved 35 bps compared to December 31, 2019 from a combination of earnings and balance sheet activities. These balance sheet activities included the settlement of our second quarter bond repositioning and our on-going efforts to manage non-relationship loan portfolios as we prioritize our balance sheet for core, client relationships.
More detail on Synovus' financial results for the three and nine months ended September 30, 2020 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. See also "Item 1A. - Risk Factors" of this Report.

(1) See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to the most comparable GAAP measure.
Changes in Financial Condition
During the nine months ended September 30, 2020, total assets increased $4.84 billion from $48.20 billion at December 31, 2019 to $53.04 billion. Loans increased $2.39 billion, including $2.71 billion in PPP loans net of unearned fees, and loans held for sale increased $630.0 million as Synovus transitioned certain third-party lending partnership consumer loans to held for sale. Investment securities available for sale increased $787.9 million and cash and cash equivalents increased $798.4 million. Additional increases in total assets at September 30, 2020, compared to December 31, 2019, included increases in BOLI investments of $268.4 million driven by additional investments in BOLI policies and increases in other assets of $363.1 million primarily from an increase in the fair value of derivative assets of $323.0 million.
The growth in assets was primarily funded by increases of $6.26 billion in deposits. Other short-term borrowings declined $1.35 billion and long-term debt decreased $525.5 million. Other liabilities increased $296.4 million and included an increase in the fair value of derivative liabilities of $142.9 million, an increase in reserves on unfunded commitments of $59.4 million, and an increase in income taxes payable of $38.4 million. Total shareholders' equity increased $122.9 million during the nine months ended September 30, 2020, primarily due to net income of $223.3 million, increases in unrealized gains of $29.9 million in investment securities available for sale and $79.4 million in cash flow hedges, offset partially by dividends declared on common stock of $145.8 million and dividends declared on preferred stock of $24.9 million.
Synovus adopted CECL on January 1, 2020 with an increase to the ALL of $83.0 million and an increase to the reserve on unfunded commitments of $27.4 million with offsetting increases in loans of $62.2 million related to acquired PCI loans and net deferred tax assets of $12.5 million and a reduction to retained earnings of $35.7 million. The ACL at September 30, 2020 was $664.6 million, an increase of $381.8 million from December 31, 2019, reflecting significant economic stress due to the COVID-19 healthcare crisis.
The loan to deposit ratio was 88.6% at September 30, 2020, compared to 96.8% at December 31, 2019, and 97.3% at September 30, 2019.
Loans
The following table compares the composition of the loan portfolio at September 30, 2020, December 31, 2019, and September 30, 2019.

Table 2 - Loans by Portfolio Class
					September 30, 2020 vs. December 31, 2019 Change				September 30, 2020 vs. September 30, 2019 Change
(dollars in thousands)	September 30, 2020		December 31, 2019				September 30, 2019
Commercial, financial and agricultural	$13,120,038	33.2%	$10,239,559	27.6%	$2,880,479	28%	$9,846,830	27.0%	$3,273,208	33%
Owner-occupied	6,894,113	17.4	6,529,811	17.6	364,302	6	6,571,485	18.1	322,628	5
Total commercial and industrial	20,014,151	50.6	16,769,370	45.2	3,244,781	19	16,418,315	45.1	3,595,836	22
Investment properties	9,662,447	24.4	9,004,327	24.2	658,120	7	8,843,545	24.3	818,902	9
1-4 family properties	655,038	1.7	780,015	2.1	(124,977)	(16)	805,756	2.2	(150,718)	(19)
Land and development	648,390	1.6	709,442	1.9	(61,052)	(9)	663,689	1.8	(15,299)	(2)
Total commercial real estate	10,965,875	27.7	10,493,784	28.2	472,091	4	10,312,990	28.3	652,885	6
Consumer mortgages	5,658,525	14.3	5,546,368	14.9	112,157	2	5,470,730	15.0	187,795	3
Home equity lines	1,615,207	4.1	1,713,157	4.6	(97,950)	(6)	1,675,092	4.6	(59,885)	(4)
Credit cards	264,829	0.7	268,841	0.7	(4,012)	(1)	267,874	0.8	(3,045)	(1)
Other consumer loans	1,130,237	2.9	2,396,294	6.5	(1,266,057)	(53)	2,295,486	6.3	(1,165,249)	(51)
Total consumer	8,668,798	22.0	9,924,660	26.7	(1,255,862)	(13)	9,709,182	26.7	(1,040,384)	(11)
Total loans	39,648,824	100.3	37,187,814	100.1	2,461,010	7	36,440,487	100.1	3,208,337	9
Deferred fees and costs, net	(98,977)	(0.3)	(25,364)	(0.1)	(73,613)	290	(22,661)	(0.1)	(76,316)	337
Total loans, net of deferred fees and costs	$39,549,847	100.0%	$37,162,450	100.0%	$2,387,397	6%	$36,417,826	100.0%	$3,132,021	9%

At September 30, 2020, total loans, net of deferred fees and costs of $39.55 billion, increased $2.39 billion, or 6%, from December 31, 2019 led by C&I growth of $3.24 billion, including $2.71 billion in PPP loans net of unearned fees, and CRE growth of $472.1 million, partially offset by a $1.26 billion decline in consumer loans. The decline in consumer loans is the result of the strategic disposition of $1.28 billion in third-party single-service consumer and non-relationship consumer mortgage loans. Total loans at September 30, 2020 declined $364.5 million sequentially due to strategic dispositions of $531.8 million primarily in third-party single-service consumer loans and non-relationship consumer mortgage loans. Excluding the impact of asset dispositions and PPP loan payoffs, we had sequential quarter net loan growth of $170.3 million. We expect loans, excluding the impact of PPP forgiveness, to be relatively flat in the fourth quarter, as compared to the third quarter of 2020. C&I loans remain the largest component of our loan portfolio, representing 50.6% of total loans, while CRE and consumer loans represent 27.7% and 22.0%, respectively. Our portfolio composition is established through a comprehensive concentration management policy which sets limits for C&I, CRE, and consumer loan levels as well as for sub-categories therein.
U.S. Small Business Administration Paycheck Protection Program (PPP)
Synovus is participating in the Paycheck Protection Program (“PPP”), which is a loan program that originated from the CARES Act and was subsequently expanded by the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCEA Act”) which was passed by Congress on April 23, 2020 and signed into law on April 24, 2020. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. The loans are guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. Synovus began accepting applications from qualified customers on April 3, 2020 and provided nearly $2.9 billion in funding to close to 19,000 customers through the PPP during the second quarter. The average PPP loan was approximately $150 thousand, and the customers that received those loans employ over 335 thousand individuals. In October 2020, the SBA announced a streamlined forgiveness process for certain PPP loans of $50,000 or less and approximately 7% of our PPP balances fall within this threshold.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at September 30, 2020 were $30.98 billion, or 78.3%, of the total loan portfolio, compared to $27.26 billion, or 73.4%, at December 31, 2019 and $26.73 billion, or 73.4%, at September 30, 2019.
At September 30, 2020, Synovus had 6 commercial loan relationships with total commitments of $100 million or more (including amounts funded), with no single relationship exceeding $150 million in commitments.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' loan portfolio and is primarily comprised of general middle market and commercial banking clients across a diverse set of industries. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of September 30, 2020, 80.7% (93.7% excluding PPP loans) of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral compared to 92.6% as of December 31, 2019. C&I loans grew $3.24 billion, or 19.3%, from December 31, 2019, driven primarily by $2.71 billion in PPP loans net of unearned fees at September 30, 2020.

Table 3 - Commercial and Industrial Loans by Industry
	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$3,679,193	18.4%	$3,083,355	18.4%
Finance and insurance	1,531,747	7.7	1,263,521	7.5
Manufacturing	1,384,392	6.9	1,208,688	7.2
Retail trade	1,364,773	6.8	1,202,958	7.2
Accommodation and food services	1,310,059	6.5	921,515	5.5
Professional, scientific, and technical services	1,266,776	6.3	883,433	5.3
Wholesale trade	1,181,295	5.9	1,138,145	6.8
Other services	1,178,357	5.9	1,005,420	6.0
Real estate and rental and leasing	1,118,949	5.6	1,126,828	6.7
Construction	1,081,726	5.4	702,892	4.2
Transportation and warehousing	953,810	4.8	854,954	5.1
Arts, entertainment and recreation	854,972	4.3	771,846	4.6
Real estate other	686,309	3.4	615,441	3.7
Educational services	606,981	3.0	409,639	2.4
Public Administration	421,655	2.1	342,329	2.0
Administration, support, waste management, and remediation	404,894	2.0	302,711	1.8
Agriculture, forestry, fishing, and hunting	392,273	2.0	369,185	2.2
Information	377,391	1.9	314,740	1.9
Other Industries	218,599	1.1	251,770	1.5
Total commercial and industrial loans	$20,014,151	100.0%	$16,769,370	100.0%

(1)    Loan balance in each category expressed as a percentage of total C&I loans.
At September 30, 2020, $13.12 billion of C&I loans, or 33.2% of the total loan portfolio (including PPP loans of $2.71 billion net of unearned fees), represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At September 30, 2020, $6.89 billion of C&I loans, or 17.4% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominately secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist primarily of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Total CRE loans of $10.97 billion increased $472.1 million, or 4%, from December 31, 2019, driven primarily by growth in income-producing investment properties.
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of September 30, 2020 were $9.66 billion, or 88.1%, of the CRE loan portfolio, and increased $658.1 million, or 7%, from December 31, 2019 with most sub-categories experiencing growth other than shopping centers, which were down $86.6 million, or 5%, from December 31, 2019.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At September 30, 2020, 1-4 family properties loans totaled $655.0 million, or 6.0% of the CRE loan portfolio, and decreased by $125.0 million, or 16%, from December 31, 2019.

Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $648.4 million at September 30, 2020 decreased $61.1 million, or 9%, from $709.4 million at December 31, 2019.
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
Consumer loans at September 30, 2020 of $8.67 billion decreased $1.26 billion, or 13%, compared to December 31, 2019 due to the strategic disposition of certain third-party single-service consumer loans and non-relationship consumer mortgage loans. Consumer mortgages grew $112.2 million, or 2.0%, from December 31, 2019 due to record production primarily resulting from the low rate environment in addition to continued successful recruiting of MLOs somewhat offset by the strategic sale of $180.2 million in non-relationship consumer mortgage loans. HELOCs decreased $98.0 million, or 6%, from December 31, 2019. Credit card loans of $264.8 million at September 30, 2020 included $56.6 million of commercial credit card loans, and decreased $4.0 million from $268.8 million at December 31, 2019. Other consumer loans decreased $1.27 billion, or 53%, from December 31, 2019 primarily due to the strategic disposition of certain third-party single-service consumer loans totaling $1.10 billion. As of September 30, 2020, third-party lending partnerships had combined balances of $714.3 million, or 1.8%, of the total loan portfolio, compared to $1.98 billion, or 5.3%, of the total loan portfolio, at December 31, 2019.
Consumer loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores. Synovus makes consumer lending decisions based upon a number of key credit risk determinants including FICO scores as well as loan-to-value and debt-to-income ratios. Consumer loans are generally assigned a risk rating on a 9-point scale based on credit bureau scores, with a loan grade of 1 assigned as the lowest level of risk and a loan grade of 6 as the highest level of risk. No loans graded higher than a 6 at origination are approved for funding. At least annually, the consumer loan portfolio data is sent to a consumer credit reporting agency for a refresh of customers' credit scores so that management can evaluate ongoing consistency or negative migration in the quality of the portfolio, which impacts the ALL. Revolving lines of credit are reviewed for a material change in financial circumstances, and when appropriate, the line of credit may be suspended for further advances. FICO scores within the residential real estate portfolio have generally remained stable over the last several years. As of September 30, 2020, weighted-average FICO scores within the residential real estate portfolio based on committed balances were 790 for HELOCs and 778 for Consumer Mortgages.

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the composition of period-end deposits as of the dates indicated. See Table 10 - Average Balances and Yields/Rates in this Report for information on average deposits including average rates.

Table 4 - Composition of Period-end Deposits
(dollars in thousands)	September 30, 2020	%(1)	June 30, 2020	%(1)	December 31, 2019	%(1)	September 30, 2019	%(1)
Non-interest-bearing demand deposits(2)	$12,129,777	27.2%	$11,830,675	26.8%	$8,661,220	22.6%	$8,970,218	24.0%
Interest-bearing demand deposits(2)	5,291,135	11.8	5,057,234	11.4	4,769,505	12.4	4,714,817	12.6
Money market accounts(2)	12,441,340	27.8	11,457,223	26.0	9,827,357	25.6	9,212,140	24.6
Savings deposits(2)	1,125,985	2.5	1,080,119	2.4	909,500	2.4	897,292	2.4
Public funds	5,791,944	13.0	5,347,351	12.1	4,622,318	12.0	3,795,320	10.1
Time deposits(2)	3,976,464	8.9	5,131,676	11.6	6,185,611	16.1	6,647,788	17.8
Brokered deposits	3,909,259	8.8	4,290,302	9.7	3,429,993	8.9	3,195,495	8.5
Total deposits	$44,665,904	100.0%	$44,194,580	100.0%	$38,405,504	100.0%	$37,433,070	100.0%
Core deposits(3)	$40,756,645	91.2%	$39,904,278	90.3%	$34,975,511	91.1%	$34,237,575	91.5%
Core transaction deposits(4)	$30,988,237	69.4%	$29,425,251	66.6%	$24,167,582	62.9%	$23,794,467	63.6%

Time deposits greater than $100,000, including brokered and public funds	$5,478,221	12.3%	$6,875,462	15.6%	$7,262,833	18.9%	$7,574,038	20.2%
Brokered time deposits	$1,996,133	4.5%	$2,442,940	5.5%	$2,154,095	5.6%	$2,098,643	5.6%

(1)    Deposits balance in each category expressed as percentage of total deposits.
(2)    Excluding any public funds or brokered deposits.
(3)    Core deposits exclude brokered deposits.
(4)    Core transaction deposits consist of non-interest-bearing demand deposits, interest-bearing demand deposits, money market accounts, and savings deposits excluding public funds and brokered deposits.
Total period-end deposits at September 30, 2020 increased $471.3 million, or 1%, compared to June 30, 2020, and increased $6.26 billion, or 16%, compared to December 31, 2019. Core transaction deposits increased $1.56 billion, or 5%, sequentially, and increased $6.82 billion, or 28%, compared to December 31, 2019. The significant increase in deposit balances compared to December 31, 2019 is due largely to the current uncertain economic environment as well as government stimulus programs including deposits associated with PPP loans. The sequential quarter growth in lower cost core transaction accounts of $1.56 billion included growth in non-interest-bearing demand deposits of $299.1 million, money market accounts of $984.1 million, NOW accounts of $233.9 million, and savings balances of $45.9 million, and more than offset strategic declines of $1.16 billion and $381.0 million in time deposits and brokered deposits, respectively. Total deposit cost declined 14 bps during the third quarter of 2020, compared to the second quarter of 2020 due to pricing diligence and product remixing.
On an average basis, the increase in total deposits was $1.24 billion, or 3%, compared to the second quarter of 2020.
Non-interest Revenue
Non-interest revenue for the third quarter of 2020 was $114.4 million, up $25.7 million, or 29%, and year-to-date was $391.8 million, up $133.8 million, or 52%, compared to the same periods in 2019. Adjusted non-interest revenue, which excludes net investment securities gains/(losses) and gain on sale/fair value increase/(decrease) of private equity investments, for the third quarter of 2020 was $115.7 million, up $24.4 million, or 27%, from the third quarter of 2019, and on a year-to-date basis was $310.4 million compared to $259.9 million for the first nine months of 2019, up $50.5 million, or 19%. The increase in adjusted non-interest revenue was due primarily to strong growth in mortgage banking income with record production driven by the current rate environment. In the fourth quarter, we expect to see declines in mortgage revenue, as compared to the third quarter of 2020. See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to GAAP measures.

The following table shows the principal components of non-interest revenue.

Table 5 - Non-interest revenue
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Service charges on deposit accounts	$17,813	$22,952	(22)%	$54,069	$65,805	(18)%
Fiduciary and asset management fees	15,885	14,686	8	46,009	42,743	8
Card fees	10,823	12,297	(12)	30,959	34,334	(10)
Brokerage revenue	10,604	11,071	(4)	32,987	30,502	8
Mortgage banking income	31,229	10,351	202	66,987	23,313	187
Capital markets income	5,690	7,396	(23)	22,984	21,557	7
Income from bank-owned life insurance	7,778	5,139	51	21,572	15,605	38
Investment securities (losses) gains, net	(1,550)	(3,731)	nm	76,594	(5,502)	nm
Gain on sale and increase in fair value of private equity investments	260	1,194	nm	4,712	3,507	nm
Other non-interest revenue	15,879	7,405	114	34,879	26,081	34
Total non-interest revenue	$114,411	$88,760	29%	$391,752	$257,945	52%

Three and Nine Months Ended September 30, 2020 compared to September 30, 2019
Service charges on deposit accounts for the three and nine months ended September 30, 2020 were down $5.1 million, or 22%, and $11.7 million, or 18%, respectively, due primarily to the impact of COVID-19, including fewer transactions and the impact of higher average balances due to stimulus funds. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were down $4.4 million, or 43%, and $9.3 million, or 33%, for the three and nine months ended September 30, 2020, respectively. Account analysis fees were up $168 thousand, or 2%, and down $283 thousand, or 1%, for the three and nine months ended September 30, 2020, respectively. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposits, saving accounts, and small business accounts, for the three and nine months ended September 30, 2020, were down $882 thousand, or 16%, and $2.2 million, or 14%, respectively.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, and financial planning services. Fiduciary and asset management fees increased $1.2 million, or 8%, and $3.3 million, or 8%, for the three and nine months ended September 30, 2020, respectively. The increases were driven by growth in total assets under management which increased by 8% year-over-year to $17.54 billion.
Card fees for the three and nine months ended September 30, 2020 were down $1.5 million, or 12%, and $3.4 million, or 10%, respectively, due to lower transaction volume as a result of the impact of COVID-19. Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant discounts. Card fees are reported net of certain associated expense items including customer loyalty program expenses and network expenses.
Brokerage revenue of $10.6 million for the three months ended September 30, 2020 was down $466 thousand, or 4%, and for the nine months ended September 30, 2020 was $33.0 million, up $2.5 million, or 8%. The year-over-year growth was driven by growth in assets under management, increasing contributions from 2019 new hires, and higher transaction revenue from elevated market volatility. Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of customer assets.
Mortgage banking income was significantly higher in the first nine months of 2020, with increases of $20.9 million and $43.7 million for the three and nine months ended September 30, 2020, respectively. Mortgage banking income was driven by higher production and sales, including an increase in refinance volume, due primarily to a decline in long-term interest rates. Total secondary market mortgage loan production was $653.9 million, up $371.3 million, and $1.54 billion, up $916.9 million, for the three and nine months ended September 30, 2020, respectively.
Capital markets income primarily includes fee income from customer derivative transactions. Additionally, capital markets income includes fee income from capital raising investment banking transactions and foreign exchange as well as other miscellaneous income from capital market transactions. While capital markets income was $1.7 million lower for the three months ended September 30, 2020, capital markets income for the first nine months of 2020 was up $1.4 million, as commercial clients locked in lower rates on borrowings late in the first quarter.
Income from BOLI, which includes increases in the cash surrender value of policies and proceeds from insurance benefits, increased $2.6 million, or 51%, and $6.0 million, or 38%, for the three and nine months ended September 30, 2020, respectively, due primarily to additional investments in BOLI policies during the first quarter of 2020. The first nine months of 2020 included income on proceeds from insurance benefits of $1.3 million compared to $233 thousand in 2019.
Investment securities gains (losses), net, of $(1.6) million and $76.6 million for the three and nine months ended September 30, 2020, respectively, reflected strategic repositioning of the portfolio primarily during the latter part of the second quarter of 2020. The transactions were primarily focused on agency mortgage-backed securities, but also included the disposition of Synovus' remaining $155.0 million in asset-backed securities.
Gain on sale and increase/(decrease) in fair value of private equity investments included realized gains during the second quarter of 2020 from the sale of positions in two publicly traded equity investments, offset partially by write-downs on two smaller remaining investments.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges, income from insurance commissions, gains from sales of GGL/SBA loans, and other miscellaneous items. Insurance commission revenue for the three and nine months ended September 30, 2020 was up $1.6 million and $1.7 million, respectively. The third quarter of 2020 included a $2.8 million favorable valuation adjustment for tax credit investments and a gain of $2.5 million from the sale of non-relationship mortgage loans. Additionally, the first quarter of 2020 included a sale-leaseback gain of $2.4 million associated with a bank office property while the second quarter of 2020 included an unfavorable valuation adjustment of $1.6 million for tax credit investments.
Non-interest Expense
Non-interest expense for the third quarter of 2020 was $316.7 million, up $40.3 million, or 15%, compared to the third quarter of 2019 and adjusted non-interest expense of $268.7 million was up $10.3 million, or 4%. On a year-to-date basis, non-interest expense was up $44.2 million, or 5%, and adjusted non-interest expense was up $58.5 million, or 8%. During the three months ended September 30, 2020, Synovus recognized a $44.9 million non-cash goodwill impairment charge representing the goodwill allocated to the Consumer Mortgage reporting unit. The increase in adjusted expense during the first nine months of 2020 was largely driven by mortgage production commissions, expense associated with Synovus' internal revenue growth and efficiency initiatives, COVID-19 related expenses, and investments in talent and technology. The efficiency ratio-FTE for the first nine months of 2020 was 57.66%, compared to 57.17% for the first nine months of 2019. The adjusted tangible efficiency ratio for the first nine months of 2020 was 56.14%, up 478 bps compared to the same period a year ago. Excluding expenses associated with Synovus Forward initiatives, we expect adjusted non-interest expense in the fourth quarter to be in-line with adjusted non-interest expense in the third quarter of 2020. See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to GAAP measures.
The following table summarizes the components of non-interest expense.

Table 6 - Non-interest Expense
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Salaries and other personnel expense	$154,994	$142,516	9%	$464,268	$424,952	9%
Net occupancy, equipment, and software expense	41,554	41,017	1	125,475	119,262	5
Third-party processing and other services	20,620	18,528	11	63,466	55,403	15
Professional fees	13,377	9,719	38	39,358	25,379	55
FDIC insurance and other regulatory fees	6,793	7,242	(6)	18,922	21,872	(14)
Amortization of intangibles	2,640	2,901	(9)	7,920	8,702	(9)
Goodwill impairment	44,877	—	nm	44,877	—	nm
Earnout liability adjustments	—	10,457	nm	4,908	10,457	nm
Merger-related expense	—	353	nm	—	57,493	nm
Restructuring charges	2,882	(66)	nm	8,924	(29)	nm
Loss on early extinguishment of debt	154	4,592	nm	2,057	4,592	nm
Valuation adjustment to Visa derivative	—	2,500	nm	—	2,500	nm
Other operating expenses	28,764	36,551	(21)	96,901	102,264	(5)
Total non-interest expense	$316,655	$276,310	15%	$877,076	$832,847	5%

Three and Nine Months Ended September 30, 2020 compared to September 30, 2019
Salaries and other personnel expense increased $12.5 million, or 9%, and $39.3 million, or 9%, for the three and nine months ended September 30, 2020, respectively, due primarily to higher mortgage production-based commissions, COVID-19 related bonus payments to certain front-line employees, and investments in talent. Total headcount of 5,347 declined 81 from June 30, 2020 and 57 from September 30, 2019.
Net occupancy, equipment, and software expense increased $537 thousand, or 1%, and $6.2 million, or 5%, during the three and nine months ended September 30, 2020, respectively, primarily due to investments in technology as well as increases in net rent expense. Synovus expects net rent expense to decline during the fourth quarter of 2020, as compared to expense during the third quarter of 2020, as Synovus optimizes its physical space with branch and corporate real estate closures.
Third-party processing and other services includes all third-party core operating system and processing charges as well as third-party loan servicing charges. Third-party processing expense increased $2.1 million, or 11%, and $8.1 million, or 15%, for the three and nine months ended September 30, 2020, respectively. The increase is primarily associated with loan growth from Synovus' consumer-based lending partnerships. However, during the second quarter of 2020, Synovus restructured certain of its third-party consumer-based lending partnership arrangements with a shift of new originations to held for sale and thereby reducing future third-party loan servicing expense.
Professional fees increased $3.7 million, or 38%, and $14.0 million, or 55%, for the three and nine months ended September 30, 2020, respectively, from increases in consulting fees related to Synovus' internal revenue growth and efficiency initiative, "Synovus Forward".
FDIC insurance and other regulatory fees were down $449 thousand and $3.0 million for the three and nine months ended September 30, 2020, respectively, due primarily to strategic balance sheet management actions, aimed at reducing FDIC expense.
During the three months ended September 30, 2020, Synovus recognized a $44.9 million non-cash goodwill impairment charge representing the goodwill allocated to the Consumer Mortgage reporting unit resulting from a combination of factors including the extended duration of lower market valuations, high volumes in refinance activity that have reduced mortgage yields, and the clarity around longer term policy actions designed to keep interest rates low.
Earnout liability fair value adjustments associated with the Global One acquisition are the result of higher than projected earnings and higher earnings estimates over the remaining contractual earnout period, reflecting the continued success of the Global One enterprise. The earnout period ends on June 30, 2021.
In connection with the FCB acquisition, Synovus incurred merger-related expense totaling $353 thousand and $57.5 million for the three and nine months ended September 30, 2019, respectively, primarily related to employment compensation agreements, severance, and professional services. See "Part I - Item 1. Financial Statements and Supplementary Data - Note 2 - Acquisitions" in this Report for more information on the acquisition of FCB.
During the three and nine months ended September 30, 2020, Synovus recorded $2.9 million and $8.9 million, respectively, in restructuring charges primarily related to branch closures and restructuring of corporate real estate as part of the Synovus Forward initiative. Synovus Bank operated 292 branches at September 30, 2020 and at November 2, 2020 Synovus Bank operated 288 branches, compared to 298 branches at December 31, 2019, following the closing of 12 branches and opening of two new branches during 2020. See "Part I - Item 1. Financial Statements and Supplementary Data - Note 12 - Subsequent Events", regarding Synovus' voluntary early retirement program and associated one-time termination benefit restructuring charge of approximately $14 million recorded in October, 2020.
On February 25, 2020, Synovus terminated a $250.0 million long-term FHLB obligation and incurred a $1.9 million loss on early extinguishment of debt and on September 15, 2020, Synovus terminated a $500 million long-term FHLB obligation and incurred a $154 thousand loss on early extinguishment of debt.
Other operating expenses includes advertising, travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expenses. Other operating expenses were down $7.8 million and $5.4 million, for the three and nine months ended September 30, 2020, respectively. Advertising expense was down $3.3 million and $6.7 million for the three and nine months ended September 30, 2020, respectively, and travel expense was down $1.8 million and $4.8 million for the three and nine months ended September 30, 2020, respectively. Other operating expenses for the nine months ended September 30, 2020 includes a $2.7 million valuation adjustment on a MPS receivable, a $2.5 million charge from termination of customer swaps, and a $1.0 million donation to the United Negro College Fund.

Income Tax Expense
Income tax expense was $39.8 million for the three months ended September 30, 2020, representing an effective tax rate of 30.3%, compared to income tax expense of $51.3 million for the three months ended September 30, 2019, representing an effective tax rate of 27.4%. The increase in the effective tax rate for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, is primarily related to a non-deductible goodwill impairment charge of $44.9 million recorded during the third quarter of 2020.
Income tax expense was $74.3 million for the nine months ended September 30, 2020, representing an effective tax rate of 25.0%, compared to income tax expense of $146.3 million for the nine months ended September 30, 2019, representing an effective tax rate of 26.2%. The effective tax rate for the nine months ended September 30, 2020 includes the impact of the non-deductible goodwill impairment charge recognized during the third quarter of 2020, partly offset by discrete tax benefits including a $2.7 million benefit for carrying back net operating loss deductions to pre-TJCA tax periods, as allowed by the CARES Act, a $1.4 million benefit for a state tax rate change, and $2.3 million in other net discrete benefit items, including discrete items related to prior periods. The effective tax rate in the first nine months of 2019 was higher largely due to nondeductible merger-related expenses associated with the FCB acquisition.
Synovus’ effective tax rate considers many factors including, but not limited to, the level of pre-tax income, BOLI, tax-exempt interest, certain income tax credits, and nondeductible expenses. In addition, the effective tax rate is affected by items that may occur in any given period but are not consistent from period-to-period, such as tax benefits related to share-based compensation, jurisdiction statutory tax rate changes, valuation allowance changes, and changes to unrecognized tax benefits. Accordingly, the comparability of the effective tax rate between periods may be impacted.
With the exception of the net operating loss carryback deductions and certain state concessions, we do not expect the provisions of the CARES Act to have a significant impact on the Company’s current tax provision. With regard to the CARES Act payroll tax deferrals, Synovus estimates the payment of approximately $16.6 million of employer payroll taxes otherwise due in 2020 will be delayed, with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.
CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the quality of its loan portfolio by industry, property type, geography, as well as credit quality metrics. Credit metrics deteriorated slightly during the third quarter of 2020 with slight increases in NPAs, NPLs, and past dues from June 30, 2020; however, these increases were primarily isolated to specific credits, and we have not experienced widespread deterioration in the portfolio.
During the three months ended September 30, 2020, loan downgrades to Special Mention and Substandard totaled $731.0 million and $137.5 million, respectively, primarily due to downgrades of $600.0 million in the hotel portfolio, one of the hardest hit industries. Synovus' hotel loan portfolio totaled $1.41 billion at September 30, 2020 compared to $1.36 billion at June 30, 2020.

Synovus does expect some pressure on credit metrics over the next few quarters, which aligns with the reserve builds to-date during 2020 under CECL. We are continuously working with our customers to evaluate how the current economic conditions are impacting, and will continue to impact, their business operations.
The table below includes selected credit quality metrics.

Table 7 - Credit Quality Metrics
(dollars in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Non-performing loans	$168,837	$101,636	$115,915
ORE and other assets	23,280	35,810	35,400
Non-performing assets	$192,117	$137,446	$151,315
Total loans	$39,549,847	$37,162,450	$36,417,826
Non-performing loans as a % of total loans	0.43%	0.27%	0.32%
Non-performing assets as a % of total loans, ORE, and specific other assets	0.49	0.37	0.42
Loans 90 days past due and still accruing	$7,512	$15,943	$15,660
As a % of total loans	0.02%	0.04%	0.04%
Total past due loans and still accruing	$57,316	$123,793	$88,219
As a % of total loans	0.14%	0.33%	0.24%
Net charge-offs, quarter	$28,466	$8,821	$19,925
Net charge-offs/average loans, quarter	0.29%	0.10%	0.22%
Net charge-offs, year-to-date	$72,573	$57,612	$48,792
Net charge-offs/average loans, year-to-date	0.25%	0.16%	0.18%
Provision for loan losses, quarter	$43,618	$24,470	$27,562
Provision for unfunded commitments, quarter	(235)	*	*
Provision for credit losses, quarter	$43,383	$24,470	$27,562
Provision for loan losses, year-to-date	311,977	87,720	63,250
Provision for unfunded commitments, year-to-date	31,979	*	*
Provision for credit losses, year-to-date	343,956	87,720	63,250
Allowance for loan losses	603,800	281,402	265,013
Reserve for unfunded commitments	60,794	1,375	1,496
Allowance for credit losses	$664,594	$282,777	$266,509
ACL to loans coverage ratio	1.68%	0.76%	0.73%
ALL to loans coverage ratio	1.53	0.76	0.73
ACL/NPLs	393.63	278.23	229.92
ALL/NPLs	357.62	276.87	228.63

*    Prior to CECL implementation on January 1, 2020, the provision for unfunded commitments was reflected within other non-interest expense.
Non-performing Assets
Total NPAs as a percentage of total loans, ORE, and specific other assets were 0.49% at September 30, 2020 compared to 0.37% at December 31, 2019 and 0.42% at September 30, 2019. Total NPAs were $192.1 million at September 30, 2020 compared to $137.4 million at December 31, 2019 and $151.3 million at September 30, 2019. The increase in NPLs and NPAs compared to December 31, 2019 was mostly isolated to a few larger commercial relationships being designated as non-performing.

Provision for Credit Losses and Allowance for Credit Losses
Provision for credit losses (which includes the provision for loan losses and unfunded commitments) of $43.4 million for the three months ended September 30, 2020 included net charge-offs of $28.5 million and the impact of downgrades largely concentrated in the hotel portfolio, which were mostly offset by improvement in the economic forecast which included adjustments for the estimated impact of currently enacted government stimulus plans, as well as reserve releases from loan dispositions. Provision for credit losses of $344.0 million for the nine months ended September 30, 2020, resulted in the building of the ACL required under CECL primarily as a result of uncertainty and deterioration in the economic environment due to the impact of COVID-19. The amount of provision for credit losses going forward will continue to fluctuate based on a number of factors including economic outlook, loan growth, loan mix, risk grade migration, as well as the timing and impact of any future government stimulus plans. The ACL at September 30, 2020 totaled $664.6 million consisting of an ALL of $603.8 million and reserve for unfunded commitments of $60.8 million, resulting in an ACL to loans coverage ratio of 1.68% and an ACL to NPLs ratio of 394%. Excluding PPP loans, the ACL to loans coverage ratio was 1.80%.

Table 8 - Accruing TDRs by Risk Grade
	September 30, 2020		December 31, 2019		September 30, 2019
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Pass	$69,433	42.5%	$70,574	53.0%	$65,171	50.1%
Special mention	13,303	8.1	11,735	8.8	14,053	10.8
Substandard accruing	80,775	49.4	50,836	38.2	50,795	39.1
Total accruing TDRs	$163,511	100.0%	$133,145	100.0%	$130,019	100.0%

Troubled Debt Restructurings
Accruing TDRs were $163.5 million at September 30, 2020, compared to $133.1 million at December 31, 2019 and $130.0 million at September 30, 2019. Accruing TDRs increased $30.4 million from December 31, 2019 and $33.5 million from September 30, 2019. The primary driver of the increase in accruing TDRs compared to December 31, 2019 is a result of a large relationship being designated as an accruing TDR in the first quarter of 2020 due to interest rate and term concessions. Non-accruing TDRs were $4.6 million at September 30, 2020, compared to $17.1 million at December 31, 2019 and $13.6 million at September 30, 2019.
Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At September 30, 2020, December 31, 2019, and September 30, 2019, approximately 99%, 99%, and 98%, respectively, of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have continued to remain at low levels.
Non-TDR Modifications due to COVID-19
Regulatory agencies encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of COVID-19. In the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), for example, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and their unwillingness to criticize institutions for working with borrowers in a safe and sound manner. Moreover, the Interagency Statement provided that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Section 4013 of the CARES Act allows banks to elect to not consider loan modifications related to COVID-19 that are made between March 1, 2020 and the earlier of December 31, 2020, or 60 days after the National Emergency ends to borrowers that are current (i.e., less than 30 days past due as of December 31, 2019) as TDRs. The regulatory agencies further stated that performing loans granted payment deferrals due to COVID-19 are not considered past due or non-accrual. FASB confirmed the foregoing regulatory agencies' view, that such short-term modifications (e.g., six months) made on a good-faith basis in response to COVID-19 for borrowers who are current are not TDRs. Beginning in late March 2020, Synovus provided relief programs consisting primarily of 90-day payment deferral relief to borrowers negatively impacted by COVID-19 and has primarily accounted for these loan modifications in accordance with ASC 310-40. During the third quarter, upon evaluation of facts and circumstances, the CARES Act was elected for certain loan modifications that met the criteria of section 4013 of the CARES Act. The deferred payments along with interest accrued during the deferral period are generally due and payable on the maturity date of the existing loan. Based on the terms of the deferral relief program which did not provide for forgiveness of interest, Synovus has recognized interest income on loans during the deferral period. As of September 30, 2020, approximately 1% of the total loan portfolio was in a P&I deferral status, down significantly from approximately 15% of our loan portfolio that had been granted P&I deferral through our relief programs as of the filing of our first quarter 2020 10-Q. In addition to our

P&I deferment program, we have also provided borrowers who have been impacted during the current crisis with other modifications such as interest only relief or amortization extensions on approximately 2% of total loans.
Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by their primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach to Basel III. At September 30, 2020, Synovus and Synovus Bank's capital levels exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 9 - Capital Ratios
(dollars in thousands)	September 30, 2020	December 31, 2019
CET1 capital
Synovus Financial Corp.	$3,913,402	$3,743,459
Synovus Bank	4,674,063	4,640,501
Tier 1 risk-based capital
Synovus Financial Corp.	4,450,547	4,280,604
Synovus Bank	4,674,063	4,640,501
Total risk-based capital
Synovus Financial Corp.	5,536,918	5,123,381
Synovus Bank	5,201,409	4,923,279
CET1 capital ratio
Synovus Financial Corp.	9.30%	8.95%
Synovus Bank	11.08	11.10
Tier 1 risk-based capital ratio
Synovus Financial Corp.	10.57	10.23
Synovus Bank	11.08	11.10
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	13.16	12.25
Synovus Bank	12.33	11.78
Leverage ratio
Synovus Financial Corp.	8.48	9.16
Synovus Bank	8.91	9.94
Tangible common equity ratio(1)
Synovus Financial Corp.	7.67	8.08

(1)     See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
At September 30, 2020, Synovus' CET1 ratio increased to 9.30%, well in excess of regulatory requirements including the capital conservation buffer of 2.5%. The September 30, 2020 CET1 ratio improved 40 bps compared to June 30, 2020 and 35 bps compared to December 31, 2019 from a combination of earnings and balance sheet activities. These balance sheet activities included the settlement of our second quarter bond repositioning and our on-going efforts to manage non-relationship loan portfolios as we prioritize our balance sheet for core, client relationships. We remain focused on supporting our overall capital position and are targeting the higher end of our CET1 operating range of 9.0% to 9.5%, given the heightened uncertainty in the current economic environment. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 11 - Regulatory Capital" to the consolidated financial statements of Synovus' 2019 Form 10-K. Management reviews the Company's capital position on an on-going basis and believes, based on internal capital analyses and earnings projections, that Synovus is well positioned to meet relevant regulatory capital standards.
As a result of the greater economic uncertainty associated with the current pandemic, Synovus suspended its share repurchase activity beyond the $16.2 million (450 thousand shares) of its common stock repurchased during the first quarter.
On August 26, 2020, the federal banking regulators issued a final rule (following an interim final rule issued on March 27, 2020) that allows electing banking organizations that adopt CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Synovus adopted CECL on January 1, 2020 and the September 30, 2020 regulatory capital ratios reflect Synovus' election of the five-year transition provision. For additional information on Synovus' adoption of CECL, see "Part I - Item 1. Financial Statements and Supplementary Data - Note 1 - Basis of Presentation and Accounting Policies" in this Report.
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
Synovus declared common stock dividends of $145.8 million, or $0.99 per common share, for the nine months ended September 30, 2020, up from $138.9 million, or $0.90 per common share, for the nine months ended September 30, 2019, respectively. In addition, Synovus declared dividends on its preferred stock of $24.9 million and $14.6 million during the nine months ended September 30, 2020 and 2019, respectively.
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
Synovus Bank also generates liquidity through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank also has the capacity to access funding through its membership in the FHLB system and through the Federal Reserve discount window. During the first quarter of 2020, Synovus increased its FHLB availability by over $2.0 billion through expanding pledged collateral. At September 30, 2020, based on currently pledged collateral, Synovus Bank had access to incremental FHLB funding of $4.57 billion, subject to FHLB credit policies.
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

On February 25, 2020, Synovus terminated a $250.0 million long-term FHLB obligation and incurred a $1.9 million loss on early extinguishment of debt and on September 15, 2020, Synovus terminated a $500 million long-term FHLB obligation and incurred a $154 thousand loss on early extinguishment of debt.
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
Earning Assets and Sources of Funds
Average total assets for the nine months ended September 30, 2020 increased $5.00 billion, or 11%, to $51.57 billion as compared to $46.57 billion for the first nine months of 2019. Average earning assets increased $4.18 billion, or 10%, in the first nine months of 2020 compared to the same period in 2019 and represented 91.8% of average total assets at September 30, 2020, as compared to 92.7% at September 30, 2019. The increase in average earning assets primarily resulted from a $3.17 billion, or 9%, increase in average loans, net, which included average PPP loans of $1.64 billion, as well as a $578.3 million increase in average interest-bearing funds held at the Federal Reserve Bank and a $287.4 million increase in loans held for sale.
Average interest-bearing liabilities increased $2.19 billion, or 7%, to $34.11 billion for the first nine months of 2020 compared to the same period in 2019. The increase in average interest-bearing liabilities resulted from a $3.08 billion, or 28%, increase in average money market deposits (includes an increase of $863.7 million in other brokered deposits), a $879.2 million increase in average interest-bearing demand deposits, and a $451.8 million increase in average long-term debt, including $400.0 million of senior notes issued in February 2020. These increases were partially offset by a $1.98 billion, or 19%, decrease in average time deposits (includes an increase of $230.2 million in brokered time deposits) and a $316.6 million decrease in other short-term borrowings. Average non-interest-bearing demand deposits increased $2.13 billion, or 23%, to $11.37 billion for the first nine months of 2020 compared to the same period in 2019, due largely to liquidity associated with PPP lending.
Net interest income for the nine months ended September 30, 2020 was $1.13 billion, down $69.7 million, or 6%, compared to the same period in 2019. The decrease in year-over-year net interest income was due to declines of $62.5 million in PAA (primarily comprised of declines of $27.0 million of loan accretion and $32.9 million of deposit premium amortization) associated with the FCB acquisition and declines in market interest rates, which were somewhat offset by higher average earning assets. Net interest margin was down 52 bps over the comparable nine-month periods to 3.20%, due primarily to the decline in market interest rates in addition to declines in PAA. For the nine months ended September 30, 2020, the yield on earning assets was 3.88%, a decrease of 91 bps compared to the nine months ended September 30, 2019, while the effective cost of funds decreased 39 bps to 0.68%. The yield on loans decreased 96 bps to 4.20% while the yield on investment securities decreased 36 bps to 2.72% over the nine months ended September 30, 2019.
On a sequential quarter basis, net interest income was up $424 thousand and net interest margin for the third quarter was 3.10%, which was down 3 bps compared to the second quarter of 2020. The sequential quarter decline in net interest margin was primarily driven by the impact of bond repositioning and student loan sales executed in the second quarter of 2020, partially offset by further declines in deposit pricing and favorable deposit remixing trends. The third quarter included average PPP loan balances of $2.70 billion versus $2.21 billion in the second quarter and $11.9 million in accretion of associated PPP processing fees versus $9.2 million in the second quarter. For the third quarter of 2020, the yield on earning assets decreased 17 bps, while the effective cost of funds decreased 14 bps compared to the second quarter of 2020.
We continue to expect modest downward pressure on NIM as the repricing within our fixed-rate asset portfolios is partially offset by continued declines in overall deposit costs. Excluding the potential impacts from PPP forgiveness, we expect net interest income and net interest margin to decrease modestly in the fourth quarter of 2020 as compared to the third quarter of 2020.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Table 10 - Average Balances and Yields/Rates	2020			2019
(dollars in thousands) (yields and rates annualized)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Interest Earning Assets:
Investment securities(1)(2)	$7,227,400	6,618,533	6,680,047	6,696,768	6,831,036
Yield	2.39%	2.72	3.09	3.12	3.14
Trading account assets(3)	$5,391	6,173	6,306	7,986	5,519
Yield	1.69%	2.19	2.70	2.69	4.01
Commercial loans(2)(4)	$30,730,135	30,236,919	27,607,343	26,698,202	26,567,719
Yield	3.80%	3.95	4.57	4.82	5.09
Consumer loans(4)	$9,032,437	9,899,172	9,985,702	9,809,832	9,633,603
Yield	4.08%	4.34	4.60	5.07	5.08
Allowance for loan losses	$(591,098)	(498,545)	(368,033)	(269,052)	(258,024)
Loans, net(4)	$39,171,474	39,637,546	37,225,012	36,238,982	35,943,298
Yield	3.92%	4.08	4.62	4.93	5.13
Mortgage loans held for sale	$244,952	221,157	86,415	117,909	99,556
Yield	2.92%	3.09	3.67	3.77	3.93
Other loans held for sale	$493,940	19,246	—	—	475
Yield	3.61%	4.19	—	—	—
Other earning assets(5)	$1,265,880	1,709,086	652,130	514,635	513,160
Yield	0.11%	0.11	1.02	1.71	2.08
Federal Home Loan Bank and Federal Reserve Bank Stock(3)	$200,923	247,801	284,082	278,586	254,994
Yield	2.73%	3.60	3.38	2.85	3.85
Total interest earning assets	$48,609,960	48,459,542	44,933,992	43,854,866	43,648,038
Yield	3.58%	3.75	4.33	4.60	4.78
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$7,789,095	7,260,940	6,445,986	6,381,282	6,138,810
Rate	0.19%	0.21	0.51	0.60	0.69
Money market accounts, excluding brokered deposits	$13,272,972	12,238,479	11,548,014	10,526,296	10,138,783
Rate	0.36%	0.46	1.00	1.13	1.26
Savings deposits	$1,114,956	1,036,024	926,822	915,640	900,366
Rate	0.02%	0.02	0.05	0.05	0.05
Time deposits under $100,000	$1,379,923	1,621,943	1,761,741	1,873,350	2,100,492
Rate	1.03%	1.43	1.64	1.27	1.39
Time deposits over $100,000	$3,863,821	4,772,555	5,051,705	5,198,266	5,957,691
Rate	1.44%	1.80	2.04	1.51	1.69
Other brokered deposits	$1,912,114	1,998,571	1,376,669	1,156,131	993,078
Rate	0.23%	0.25	1.42	1.84	2.47
Brokered time deposits	$2,232,940	2,244,429	2,166,496	2,121,069	2,119,149
Rate	1.59%	1.86	2.11	2.16	2.27
Total interest-bearing deposits	$31,565,821	31,172,941	29,277,433	28,172,034	28,348,369
Rate	0.54%	0.73	1.18	1.16	1.32
Federal funds purchased and securities sold under repurchase agreements	$180,342	250,232	167,324	192,731	221,045
Rate	0.09%	0.12	0.30	0.24	0.22
Other short-term borrowings	$46,739	550,000	1,384,362	1,565,507	1,307,370
Rate	1.12%	1.23	1.66	1.87	2.31
Long-term debt	$2,234,665	2,834,188	2,678,651	2,153,983	2,286,221
Rate	2.71%	2.36	2.78	3.07	3.32
Total interest-bearing liabilities	$34,027,567	34,807,361	33,507,770	32,084,255	32,163,005
Rate	0.68%	0.86	1.30	1.30	1.47
Non-interest-bearing demand deposits	$12,773,676	11,923,534	9,409,774	9,706,784	9,365,776
Cost of funds	0.50%	0.65	1.04	1.02	1.16
Effective cost of funds(6)	0.48%	0.62	0.96	0.95	1.09
Net interest margin	3.10%	3.13	3.37	3.65	3.69
Taxable equivalent adjustment(2)	$956	861	786	769	819

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

Net Interest Income and Rate/Volume Analysis
    The following table sets forth the major components of net interest income and the related annualized yields and rates for the nine months ended September 30, 2020 and 2019, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Table 11 - Net Interest Income and Rate/Volume Analysis
	Nine Months Ended September 30,						2020 Compared to 2019
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2020	2019	2020	2019	2020	2019	Volume	Rate
Assets
Interest earning assets:
Investment securities	$6,843,400	$6,775,287	$139,791	$156,554	2.72%	3.08%	$1,571	$(18,334)	$(16,763)
Trading account assets	5,955	4,153	99	84	2.22	2.70	37	(22)	15
Taxable loans, net(1)	38,671,202	35,421,137	1,203,839	1,360,511	4.16	5.14	125,062	(281,734)	(156,672)
Tax-exempt loans, net(1)(2)	494,885	348,246	12,366	10,453	3.34	4.01	4,402	(2,489)	1,913
Allowance for loan losses	(486,276)	(256,727)
Loans, net	38,679,811	35,512,656	1,216,205	1,370,964	4.20	5.16	129,464	(284,223)	(154,759)
Mortgage loans held for sale	184,396	68,558	4,291	2,122	3.10	4.13	3,581	(1,412)	2,169
Other loans held for sale	172,241	692	4,756	22	3.63	4.11	5,279	(545)	4,734
Other earning assets(3)	1,209,239	567,433	2,477	9,964	0.27	2.32	11,099	(18,586)	(7,487)
Federal Home Loan Bank and Federal Reserve Bank stock	244,111	233,943	6,000	6,931	3.28	3.95	301	(1,232)	(931)
Total interest earning assets	47,339,153	43,162,722	1,373,619	1,546,641	3.88	4.79	151,332	(324,354)	(173,022)
Cash and due from banks	532,808	516,789
Premises and equipment, net	485,790	486,141
Other real estate	11,709	14,803
Cash surrender value of bank-owned life insurance	989,238	765,204
Other assets(4)	2,209,923	1,621,335
Total assets	$51,568,621	$46,566,994

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$7,167,617	$6,288,424	$15,561	$32,611	0.29%	0.69%	$4,541	$(21,591)	$(17,050)
Money market accounts	14,119,510	11,035,016	61,799	109,711	0.58	1.33	30,712	(78,624)	(47,912)
Savings deposits	1,026,259	901,867	204	371	0.03	0.05	46	(213)	(167)
Time deposits	8,361,942	10,344,873	108,106	131,773	1.73	1.70	(25,236)	1,569	(23,667)
Federal funds purchased and securities sold under repurchase agreements	199,230	251,385	242	404	0.16	0.21	(82)	(80)	(162)
Other short-term borrowings	658,128	974,696	7,643	18,195	1.53	2.46	(5,830)	(4,722)	(10,552)
Long-term debt	2,581,232	2,129,424	50,645	54,785	2.54	3.39	11,466	(15,606)	(4,140)
Total interest-bearing liabilities	34,113,918	31,925,685	244,200	347,850	0.94	1.44	15,617	(119,267)	(103,650)
Non-interest-bearing deposits	11,374,121	9,242,993
Other liabilities	1,028,401	691,357
Shareholders' equity	5,052,181	4,706,959
Total liabilities and equity	$51,568,621	$46,566,994
Interest rate spread:					2.94%	3.35%
Net interest income - FTE/margin(5)			$1,129,419	$1,198,791	3.20%	3.72%	$135,715	$(205,087)	$(69,372)
Taxable equivalent adjustment			2,603	2,256
Net interest income, actual			$1,126,816	$1,196,535

(1)     Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2020 - $42.8 million, 2019 - $26.4 million.
(2)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(3)    Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(4)    Includes average net unrealized gains (losses) on investment securities available for sale of $212.9 million and $14.7 million for the nine months ended September 30, 2020 and 2019, respectively.
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
Synovus has modeled its baseline net interest income projection assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25% and the current prime rate of 3.25%. Synovus has modeled the impact of a gradual increase in market interest rates across the yield curve of 100 and 200 bps and a gradual decline of 25 bps to determine the sensitivity of net interest income for the next twelve months. The lesser decline of the downrate scenario presented was selected in light of the low absolute level of monetary policy rates and generally incorporates an assumption that rates are floored at the zero-lower-bound. Synovus' current rate risk position is considered asset-sensitive and would be expected to benefit net interest income in a rising interest rate environment and reduce net interest income in a declining interest rate environment. The following table represents the estimated sensitivity of net interest income at September 30, 2020, with comparable information for December 31, 2019.

Table 12 - Twelve Month Net Interest Income Sensitivity
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)
Change in Short-term Interest Rates (in bps)	September 30, 2020	December 31, 2019
+200	2.4%	2.8%
+100	1.0%	2.0%
Flat	—%	—%
-25	(0.2)%	N/A

The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter-term time horizon. Synovus also evaluates potential longer-term interest rate risk through modeling and evaluation of the sensitivity of the Company's Economic Value of Equity (EVE). The EVE measurement process estimates the net fair value of assets, liabilities, and off-balance sheet financial instruments under various interest rate scenarios. Management uses EVE sensitivity analyses as an additional means of measuring interest rate risk and incorporates this form of analysis within its governance and limits framework.
LIBOR
In July 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021, confirming the continuation of LIBOR will not be guaranteed beyond that date. However, due to the COVID-19 pandemic, the FCA has since softened its stance on the pre-cessation end dates scheduled in 2020 and early 2021 on the issuance of instruments tied to LIBOR. The ARRC has proposed SOFR as its preferred rate as an alternative to LIBOR and has proposed a paced market transition plan to SOFR from LIBOR. The ISDA recently recommended a spread adjustment methodology for derivative products based on historical differences between LIBOR and SOFR. Organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. As noted within our 10-K Risk Factors, Synovus holds instruments that may be impacted by the discontinuance of LIBOR including floating rate obligations, loans, deposits, derivatives and hedges, and other financial instruments but is not able to currently predict the associated financial impacts of the transition to an alternative reference rate. Synovus has established a cross-functional LIBOR transition working group that is in the process of i) assessing the Company's current exposure to LIBOR indexed instruments and the data, systems and processes that may also be impacted; ii) establishing an implementation plan; and iii) developing a formal governance structure for the transition.

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

Table 14 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Adjusted non-interest revenue
Total non-interest revenue	$114,411	$88,760	$391,752	$257,945
Add/subtract: Investment securities losses (gains), net	1,550	3,731	(76,594)	5,502
Subtract: Gain on sale and increase in fair value of private equity investments, net	(260)	(1,194)	(4,712)	(3,507)
Adjusted non-interest revenue	$115,701	$91,297	$310,446	$259,940

Adjusted non-interest expense
Total non-interest expense	$316,655	$276,310	$877,076	$832,847
Subtract: Earnout liability adjustments	—	(10,457)	(4,908)	(10,457)
Subtract: Goodwill impairment	(44,877)	—	(44,877)	—
Subtract: Merger-related expense	—	(353)	—	(57,493)
Subtract/add: Restructuring charges, net	(2,882)	66	(8,924)	29
Subtract: Valuation adjustment to Visa derivative	—	(2,500)	—	(2,500)
Subtract: Loss on early extinguishment of debt, net	(154)	(4,592)	(2,057)	(4,592)
Adjusted non-interest expense	$268,742	$258,474	$816,310	$757,834

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Adjusted total revenues and adjusted tangible efficiency ratio
Adjusted non-interest expense	$268,742	$258,474	$816,310	$757,834
Subtract: Amortization of intangibles	(2,640)	(2,901)	(7,920)	(8,702)
Adjusted tangible non-interest expense	$266,102	$255,573	$808,390	$749,132

Net interest income	$376,990	$402,097	$1,126,816	$1,196,535
Add: Tax equivalent adjustment	956	819	2,603	2,256
Add: Total non-interest revenue	114,411	88,760	391,752	257,945
Total FTE revenues	$492,357	$491,676	$1,521,171	$1,456,736
Add/subtract: Investment securities losses (gains), net	1,550	3,731	(76,594)	5,502
Subtract: Gain on sale and increase in fair value of private equity investments, net	(260)	(1,194)	(4,712)	(3,507)
Adjusted total revenues	$493,647	$494,213	$1,439,865	$1,458,731
Efficiency ratio-FTE	64.31%	56.20%	57.66%	57.17%
Adjusted tangible efficiency ratio	53.91	51.71	56.14	51.36

Adjusted net income per common share, diluted
Net income available to common shareholders	$83,283	$127,435	$198,414	$397,505
Add: Income tax expense, net related to State Tax Reform	—	4,402	—	4,402
Add: Earnout liability adjustments	—	10,457	4,908	10,457
Add: Goodwill impairment	44,877	—	44,877	—
Add: Merger-related expense	—	353	—	57,493
Add/subtract: Restructuring charges, net	2,882	(66)	8,924	(29)
Add: Valuation adjustment to Visa derivative	—	2,500	—	2,500
Add: Loss on early extinguishment of debt, net	154	4,592	2,057	4,592
Add/subtract: Investment securities losses (gains), net	1,550	3,731	(76,594)	5,502
Subtract: Gain on sale and increase in fair value of private equity investments, net	(260)	(1,194)	(4,712)	(3,507)
Subtract/add: Tax effect of adjustments	(1,122)	(2,478)	18,214	(10,137)
Adjusted net income available to common shareholders	$131,364	$149,732	$196,088	$468,778
Weighted average common shares outstanding, diluted	147,976	154,043	148,037	158,595
Adjusted net income per common share, diluted	$0.89	$0.97	$1.32	$2.96

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Adjusted return on average assets (annualized)
Net income	$91,574	$135,726	$223,286	$412,096
Add: Income tax expense, net related to State Tax Reform	—	4,402	—	4,402
Add: Earnout liability adjustments	—	10,457	4,908	10,457
Add: Goodwill impairment	44,877	—	44,877	—
Add: Merger-related expense	—	353	—	57,493
Add/subtract: Restructuring charges, net	2,882	(66)	8,924	(29)
Subtract: Valuation adjustment to Visa derivative	—	2,500	—	2,500
Add: Loss on early extinguishment of debt, net	154	4,592	2,057	4,592
Add/subtract: Investment securities losses (gains), net	1,550	3,731	(76,594)	5,502
Subtract: Gain on sale and increase in fair value of private equity investments, net	(260)	(1,194)	(4,712)	(3,507)
Subtract/add: Tax effect of adjustments	(1,122)	(2,478)	18,214	(10,137)
Adjusted net income	$139,655	$158,023	$220,960	$483,369
Net income annualized	364,305	538,478	298,258	550,971
Adjusted net income annualized	555,584	626,939	295,151	646,263
Total average assets	53,138,334	47,211,026	51,568,621	46,566,994
Return on average assets (annualized)	0.69%	1.14%	0.58%	1.18%
Adjusted return on average assets (annualized)	1.05	1.33	0.57	1.39

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended
(dollars in thousands)	September 30, 2020	June 30, 2020	September 30, 2019
Adjusted return on average common equity, return on average tangible common equity, and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$83,283	$84,901	$127,435
Add: Income tax expense, net related to State Tax Reform	—	—	4,402
Add: Earnout liability adjustments	—	4,908	10,457
Add: Goodwill impairment	44,877	—	—
Add: Merger-related expense	—	—	353
Add/subtract: Restructuring charges, net	2,882	2,822	(66)
Add: Valuation adjustment to Visa derivative	—	—	2,500
Add: Loss on early extinguishment of debt, net	154	—	4,592
Add/subtract: Investment securities losses (gains), net	1,550	(69,409)	3,731
Subtract: Gain on sale and increase in fair value of private equity investments	(260)	(8,707)	(1,194)
Subtract/add: Tax effect of adjustments	(1,122)	19,500	(2,478)
Net income available to common shareholders	$131,364	$34,015	$149,732

Adjusted net income available to common shareholders' annualized	$522,600	$136,808	$594,045
Add: Amortization of intangibles	7,782	7,868	8,632
Adjusted net income available to common shareholders excluding amortization of intangibles annualized	$530,382	$144,676	$602,677

Net income available to common shareholders annualized	$331,322	$341,470	$505,585
Add: Amortization of intangibles	7,782	7,868	8,632
Net income available to common shareholders excluding amortization of intangibles	$339,104	$349,338	$514,217

Total average shareholders' equity less preferred stock	$4,553,159	$4,567,254	$4,450,301
Subtract: Goodwill	(497,267)	(497,267)	(492,320)
Subtract: Other intangible assets, net	(49,075)	(51,667)	(60,278)
Total average tangible shareholders' equity less preferred stock	$4,006,817	$4,018,320	$3,897,703
Return on average common equity (annualized)	7.28%	7.48%	11.36%
Adjusted return on average common equity (annualized)	11.48	3.00	13.35
Return on average tangible common equity (annualized)	8.46	8.69	13.19
Adjusted return on average tangible common equity (annualized)	13.24	3.60	15.46

(dollars in thousands)	September 30, 2020	June 30, 2020	September 30, 2019
Tangible common equity ratio
Total assets	$53,040,538	$54,121,989	$47,661,182
Subtract: Goodwill	(452,390)	(497,267)	(487,865)
Subtract: Other intangible assets, net	(47,752)	(50,392)	(58,572)
Tangible assets	$52,540,396	$53,574,330	$47,114,745
Total shareholders' equity	$5,064,542	$5,052,968	$4,868,838
Subtract: Goodwill	(452,390)	(497,267)	(487,865)
Subtract: Other intangible assets, net	(47,752)	(50,392)	(58,572)
Subtract: Preferred Stock, no par value	(537,145)	(537,145)	(536,550)
Tangible common equity	$4,027,255	$3,968,164	$3,785,851
Total shareholders' equity to total assets ratio	9.55%	9.34%	10.22%
Tangible common equity ratio	7.67	7.41	8.04

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

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

4.1
4.000% Fixed-to-Fixed Rate Subordinated Bank Note due 2030, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated October 29, 2020, as filed with the SEC on October 29, 2020.

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

SYNOVUS FINANCIAL CORP.

November 6, 2020	By:	/s/ Andrew J. Gregory, Jr.
Date		Andrew J. Gregory, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)