Form 10-K
period 2020-12-31
SYNOVUS FINANCIAL CORP
filed 2021-03-01
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-K
______________________________
☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of June 30, 2020, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2,871,889,841 based on the closing sale price of $20.53 reported on the New York Stock Exchange on June 30, 2020.
As of February 24, 2021, there were 148,644,483 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2021 (“Proxy Statement”)	Part III

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
ATM – Automatic teller machine
Azalea Merger Sub – Azalea Merger Sub Corp., a wholly-owned subsidiary of Synovus which was formed for the express and limited purpose of the Merger
Basel III – The third Basel Accord developed by the Basel Committee on Banking Supervision to strengthen existing regulatory capital requirements
BHC Act – Bank Holding Company Act of 1956, as amended
BOLI – Bank-owned life insurance policies
bp(s) – Basis point(s)
BOV – Broker’s opinion of value
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
EFFR – Effective Federal Funds Rate
EL – Expected loss
EVE – Economic value of equity
Exchange Act – Securities Exchange Act of 1934, as amended
FASB – Financial Accounting Standards Board
FCB – FCB Financial Holdings, Inc. and its wholly-owned subsidiaries, except where the context requires otherwise
FDIC – Federal Deposit Insurance Corporation
FDICIA – Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve Bank – The 12 banks that are the operating arms of the U.S. central bank. They implement the policies of the Federal Reserve Board and also conduct economic research
Federal Reserve Board – The 7-member Board of Governors that oversees the Federal Reserve System, establishes monetary policy (interest rates, credit, etc.), and monitors the economic health of the country. Its members are appointed by the President subject to Senate confirmation, and serve 14-year terms
Federal Reserve System – The 12 Federal Reserve Banks, with each one serving member banks in its own district. This system, supervised by the Federal Reserve Board, has broad regulatory powers over the money supply and the credit structure
Federal Tax Reform – H.R. 1, formerly known as the Tax Cuts and Jobs Act, legislation in which a number of changes were made under the Internal Revenue Code to corporate tax liabilities
FFIEC – Federal Financial Institutions Examination Council
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
GLB – Gramm-Leach-Biley Act
Global One – Entaire Global Companies, Inc., the parent company of Global One Financial, Inc., as acquired by Synovus in 2016
GSE – Government sponsored enterprise
HELOC – Home equity line of credit
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
nm – Not meaningful
NOL – Net operating loss
NPA – Non-performing assets
NPL – Non-performing loans
NSF – Non-sufficient funds
NYSE – New York Stock Exchange
OCI – Other comprehensive income
OCC – Office of the Comptroller of the Currency
OFAC – Office of Foreign Assets Control
ORE – Other real estate
P&I – Principal and interest
PAA – Purchase accounting adjustments
Parent Company – Synovus Financial Corp.
PCAOB – Public Company Accounting Oversight Board
PCD – Purchased Credit Deteriorated
PCI – Purchased Credit Impaired
PD – Probability of Default
PPP – Paycheck Protection Program established as part of the CARES Act and launched on April 3, 2020 by the SBA and Treasury
ROAA – Return on average assets
ROATCE – Return on average tangible common equity
ROU – Right-of-use
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
SRR – Single Risk Rating
Synovus – Synovus Financial Corp.
Synovus Bank – A Georgia state-chartered bank and wholly-owned subsidiary of Synovus, through which Synovus conducts its banking operations
Synovus' 2020 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2020
Synovus Forward – Synovus' revenue growth and expense efficiency initiatives announced in January of 2020
Synovus Securities – Synovus Securities, Inc., a wholly-owned subsidiary of Synovus
Synovus Trust – Synovus Trust Company, N.A., a wholly-owned subsidiary of Synovus Bank
TDR – Troubled debt restructuring (as defined in ASC 310-40)
Treasury – United States Department of the Treasury
TSR – Total shareholder return
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
(1)the risks and uncertainties related to the impact of the COVID-19 pandemic on our assets, business, capital and liquidity, financial condition, prospects and results of operations;
(2)the risk that we may not realize the expected benefits from our efficiency and growth initiatives or that we may not be able to realize these cost savings or revenue benefits in the time period expected, which could negatively affect our future profitability;
(3)the risk that the current and any further economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the current economic contraction could last much longer and be more severe if efforts to contain the pandemic are unsuccessful;
(4)the risk that competition in the financial services industry may adversely affect our future earnings and growth;
(5)our ability to attract and retain employees and the impact of executive management transitions that are key to our growth and efficiency strategies;
(6)risks that our asset quality may deteriorate, our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures, and the risk that we may be unable to obtain full payment in respect of any loan or other receivables;
(7)the impact of recent and proposed changes in governmental policy, laws and regulations, including recently enacted laws, regulations and guidance related to government stimulus programs related to the COVID-19 pandemic, proposed and recently enacted changes in monetary policy and in the regulation and taxation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations;
(8)changes in the interest rate environment, including changes to the federal funds rate to include a negative interest rate environment, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;
(9)the risk that our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;
(10)risks related to our implementation of new lines of business, new products and services or new technologies;
(11)risks related to our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and risks related to disruptions in service or financial difficulties with a third-party vendor or business relationship;
(12)the risk that our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;

(13)the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services market;
(14)changes in the cost and availability of funding due to changes in the deposit market and credit market;
(15)risks related to the ability of our operational framework to identify and manage risks associated with our business such as credit risk, compliance risk, reputational risk, and operational risk, including by virtue of our relationships with third-party business partners, as well as our relationship with third-party vendors and other service providers;
(16)our ability to identify and address cyber-security risks such as data security breaches, malware, "denial of service" attacks, "hacking" and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;
(17)the risk that we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;
(18)the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;
(19)the risks that if economic conditions worsen further or regulatory capital rules are modified, we may be required to undertake initiatives to improve or conserve our capital position;
(20)risks related to the continued use, availability and reliability of LIBOR and the risks related to the transition from LIBOR to other benchmark rates;
(21)restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;
(22)our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;
(23)the risk that we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;
(24)the risk that we could realize losses if we sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets;
(25)risks related to regulatory approval to take certain actions, including any dividends on our common stock or preferred stock, any repurchases of common stock or any other issuance or redemption of any other regulatory capital instruments;
(26)the risk that our concentrated operations in the Southeastern U.S. make us vulnerable to local economic conditions, local weather catastrophes, public health issues, and other external events;
(27)the costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, including the costs and effects of litigation related to our participation in government stimulus programs associated with the COVID-19 pandemic;
(28)risks related to the fluctuation in our stock price and general volatility in the stock market;
(29)the effects of any damages to our reputation resulting from developments related to any of the items identified above; and
(30)other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part I - Item 1A. Risk Factors" of this Report.

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
We were incorporated under the laws of the State of Georgia in 1972. Our principal executive offices are located at 1111 Bay Avenue, Suite 500, Columbus, Georgia 31901 and our telephone number at that address is (706) 641-6500. Our common stock is traded on the NYSE under the symbol “SNV.” At December 31, 2020, we had total consolidated assets of $54.39 billion and total consolidated deposits of $46.69 billion.
Additional information relating to our business and our subsidiaries, including a detailed description of our operating results and financial condition for 2020, 2019 and 2018, is contained in "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.
Banking Operations
Synovus conducts its banking operations through Synovus Bank. Synovus Bank is a Georgia state-chartered bank and operates throughout Alabama, Florida, Georgia, South Carolina and Tennessee. Synovus Bank offers commercial and retail banking services. Our commercial banking services include treasury management, asset management, capital markets services, institutional trust services and commercial, financial and real estate loans. Our retail banking services include accepting customary types of demand and savings deposits accounts; mortgage, installment and other consumer loans; investment and brokerage services; safe deposit services; automated banking services; automated fund transfers; Internet-based banking services; and bank credit and debit card services, including Visa and MasterCard services. At December 31, 2020, Synovus Bank operated 289 branches and 389 ATMs across our footprint.
Non-bank Subsidiaries
In addition to our banking operations, we also provide various other financial services to our customers through the following direct and indirect wholly-owned non-bank subsidiaries:
•Synovus Securities, headquartered in Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer, asset management and financial planning services, and the provision of individual investment advice on equity and other securities; and
•Synovus Trust, headquartered in Columbus, Georgia, which provides trust, asset management, and financial planning services.
Business Developments
Synovus' strategic focus includes expanding and diversifying our franchise in terms of revenues, profitability and asset size while maintaining a community banking, relationship-based approach to banking. This strategy has encompassed both organic growth as well as acquisitions of complementary banks and financial services businesses.
In the first quarter of 2020, we announced our transformational Synovus Forward initiative involving cost savings and revenue-generating initiatives that we expect to achieve by the end of 2021 and 2022. These initiatives include cost reductions around Synovus’ third party spend program, branch optimization, back-office staff optimization and early retirement and revenue-based initiatives around market-based repricing of certain product offerings, deposit repricing, commercial analytics and digital enhancements.
In 2019, Synovus reorganized its operating model by more closely aligning our lines of business and key support teams to better serve our customers and to expand and diversify our sources of growth, including growth in our treasury and payments solutions business and in our wholesale banking group which includes corporate, asset-based and structured lending capabilities. With this change in organizational structure, we segmented our business into three major reportable business segments: Community Banking, Wholesale Banking, and Financial Management Services, with functional activities such as treasury, technology, operations, marketing, finance, enterprise risk, legal, human resources, corporate communications, executive management, among others, included in Treasury and Corporate Other. Monitoring and assessment of segment performance became effective in the fourth quarter of 2019. For more information on segment reporting, see "Part II - Item 8. Financial

Statements and Supplementary Data - Note 19 - Segment Reporting" of this Report. On January 1, 2019, we acquired FCB, the parent company of Florida Community Bank, and integrated it into our business.
Competition
The financial services industry is highly competitive and could become more competitive as a result of recent and ongoing legislative, regulatory and technological changes, and continued consolidation within the financial services industry. Synovus Bank and our wholly-owned non-bank subsidiaries compete actively with national and state banks, savings and loan associations and credit unions and other nonbank financial intermediaries, including securities brokers and dealers, investment advisory firms, mortgage companies, insurance companies, trust companies, finance companies, leasing companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other financial services. In addition, competition from nontraditional banking institutions, often known as FinTech, continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The ability of such non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. These competitors have been successful in developing products that are in direct competition with or are alternatives to the banking services offered by traditional banking institutions. Our ability to deliver strong financial performance will depend in part on our ability to expand the scope of, and effectively deliver, products and services, which will allow us to meet the changing needs of our customers. However, we often compete with much larger national and regional banks that have more resources than we do to deliver new products and services and introduce new technology to enhance the customer experience. See "Part I - Item 1A. Risk Factors - Strategic Risk - Competition in the financial services industry may adversely affect our future earnings and growth."
As of December 31, 2020, we were the largest bank holding company headquartered in Georgia based on assets. Financial services customers are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. We continue to gain traction in most of our key markets, as well as overall markets, as shown in the most recent market share deposit data for FDIC-insured institutions as of June 30, 2020. Additionally, over the last year, we have continued to rationalize our branch network and focused on improving the mix of our deposits, while maintaining and growing market share throughout our footprint.
Human Capital Resources
Synovus’ financial performance and strategy rely heavily on our value proposition of relationship-banking delivered through experts committed to delivering an exceptional customer experience and to providing value-added advice and financial solutions. As such, Synovus’ ability to identify, attract, develop and retain a qualified and skilled workforce across our segments in multiple banking specialties and other areas is central to our growth and delivering long-term shareholder value. In managing our business, management focuses on a number of human capital measures and objectives, including: workforce demographics; compensation and benefits; talent acquisition, development and retention; diversity, equity and inclusion; and employee health and safety. Synovus’ Interim Chief Human Resources Officer, reporting to the President and Chief Operating Officer, manages all aspects of the employee experience, including talent acquisition and management, learning and development, and compensation and benefits. From a board oversight perspective, the Compensation Committee has primary oversight responsibility for Synovus’ talent development and human capital management strategies.
In 2020, the Company’s human capital strategy focused on responding to the COVID-19 pandemic and the unique circumstances of our employees. In addition to the various initiatives described below, Synovus focused on responding to our workforce’s changing needs and accelerating the transformation of our technology for the management of our workforce through investments in upgraded systems and processes.
Workforce Demographics
As of December 31, 2020, Synovus had 5,247 employees, including both full-time and part-time employees, all predominately located in our core markets of Georgia, Florida, Alabama, South Carolina and Tennessee, compared to 5,389 employees at December 31, 2019. By segment, Community Banking employed 2,291 employees, Wholesale Banking employed 286 employees, Financial Management Services employed 838 employees and Treasury and Corporate Other employed 1,832 employees as of December 31, 2020.
Compensation and Benefits
Synovus strives to provide competitive compensation and benefits that meet the varying needs of employees, including market-competitive pay, healthcare benefits, short and long term incentive packages, an employee stock purchase plan, tuition assistance, and wellness and employee assistance programs. The Company’s short and long term incentive programs are aligned with our strategy and key business objectives and are intended to motivate strong performance. Synovus engages in nationally recognized outside compensation salary surveys and utilizes the expertise of a nationally recognized outside executive compensation firm to objectively evaluate our compensation and benefits and benchmark them against industry peers and similarly situated organizations. For the year ended December 31, 2020, total salaries and other personnel expense, which includes all compensation and benefits to our employees, totaled $618.2 million. See Item 7. Management’s Discussion and Analysis for further discussion of salaries and other personnel expense.
Talent Acquisition, Development and Retention
Synovus is committed to attracting and retaining the brightest and best talent. Of the approximately 1,200 open positions filled in 2020, 43% were filled by internal hires, with the average time to fill all positions being 55 days. In addition, employee turnover for 2020 was 15.5%, 4% lower than in 2019. Approximately 10% of our workforce received a promotion in 2020, consisting of 67% females and 30% people of color. Our commitment to our employees has resulted in a long-term workforce, with an average tenure of 8 years of service. We attribute our ability to attract and retain talent to several factors, including impactful work that affects the communities in which our employees live, strong leadership, availability of career advancement opportunities and competitive and equitable total rewards.
Synovus has created internal programs to support the development and retention of our employees, including internal development programs designed to train our leaders. In 2020, over 200 courses were offered to employees on such topics as leadership, compliance and professional development and an average of approximately 27 hours of training per employee was completed. During 2020, we also communicated new leadership expectations and training development tools for our employees and launched a new leadership development program. Synovus supports our employees’ involvement in external development programs, such as specialty banking schools and other technical training. As a part of our learning and development program, Synovus offers a tuition assistance program for employees seeking undergraduate and graduate degrees and other continuing educational programs.
In addition, we regularly conduct employee engagement surveys and touchpoints to gauge employee satisfaction.
Diversity, Equity and Inclusion (“DE&I”)
Since launching the CEO-sponsored initiative in 2018, Synovus has continued its work to improve employee diversity, equity and inclusion. In addition to revising job posting guidelines, enhancing leadership training related to unconscious bias and hiring a diversity and inclusion officer who reports directly to the Chief Strategy and Customer Experience Officer, Synovus has continued to make progress toward its DE&I objectives in 2020. As a result, representation of women in senior leadership roles improved from 33% at the launch of the initiative to 37% at the end of 2020, and people of color in senior leadership roles improved from 8% at launch to 14% at the end of 2020. Moreover, we have set targets of 40% female and 15% people of color representation in senior leadership by the end of 2021.
To build and attract a diverse workforce, in 2020, Synovus continued to identify key organizations and partnerships to strengthen our recruiting efforts. We expanded our campus recruiting and scholarship programs, recruiting at Latinx organizations and additional historically black colleges and universities and funding a $1.0 million contribution to the United Negro College Fund for the establishment of a scholarship for African American students in our footprint. We continued to partner with diverse external professional organizations such as the Latin American Association Unidos in Finance program and leveraged our employee resource groups for internal referrals. We also revitalized our internship and accelerated banker recruiting and selection process in 2020, having an intern class that was 26% people of color and 26% female and an accelerated banker class that was 30% people of color and 40% female.
As to the existing workforce, in 2020, Synovus continued to focus on foundational progress toward increasing DE&I, launching five employee resource groups to assist with talent acquisition, development and community outreach, increasing the internal dialogue through fireside chats and listen and learn events, enhancing unconscious bias training across the organization and developing robust DE&I strategies across each business unit. In 2020, we established an internal advisory council to the CEO, comprised of certain senior African American leaders, to assist and advise executive management on these critical issues. Executive management was also required to submit DE&I self-assessments for the year 2020.
In 2020, Synovus launched an initiative to analyze ethnicity pay, and we are in the process of completing that analysis. In 2021, we will refresh our gender pay analysis to augment our pay equity work of 2018 and 2019. In August 2020, Synovus was named by Forbes as one of America’s best employers for women.
Employee Health and Safety
Synovus is committed to operating in a safe, secure and responsible manner for the benefit of our employees, customers and communities. Synovus provides a range of programs to improve the physical, financial and emotional well-being of our employees, including a range of health and wellness benefits, and strives to create a safe and healthy workplace for all employees.
Synovus responded to the COVID-19 pandemic by taking measures beginning in March 2020 to improve the health and safety of our employees including remote work capabilities, bonus payments to hourly employees required to work on-site, expanded medical benefits and additional time paid-off for those employees who were sick, quarantining or contending with childcare or other COVID-19 related hardships. Synovus implemented aggressive cleaning, sanitizing and hygiene protocols at all company facilities and provided personal protective equipment, masks and related supplies to employees across the footprint. In addition, the Company implemented CDC safety guidelines and office design enhancements, including plexiglass barriers, directional signage, mask requirements and social distancing protocols as Synovus’ employees re-entered the work place in a phased-in approach throughout 2020 and 2021. This re-entry was carefully designed by employees themselves and carefully monitored through re-entry surveys and touchpoints. We remain committed to employee safety and well-being as we continue to manage through the ongoing pandemic.
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
Synovus Bank, Synovus Trust, and in some cases, we and our nonbank affiliates, must undergo regular examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. Supervision and regulation of banks, their holding companies and affiliates is intended primarily for the protection of depositors and customers, the DIF of the FDIC, and the U.S. banking and financial system rather than holders of our capital.

Regulation of the Company
We are registered as a bank holding company with the Federal Reserve under the BHC Act and have elected to be treated as a financial holding company. As such, we are subject to comprehensive supervision and regulation by the Federal Reserve and are subject to its regulatory reporting requirements. Federal law subjects bank holding companies, such as the Company, to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. In addition, the GA DBF regulates bank holding companies that own Georgia-chartered banks, such as us, under the bank holding company laws of the State of Georgia. Various federal and state bodies regulate and supervise our non-bank activities including our brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the SEC, the Financial Industry Regulatory Authority, federal and state banking regulators and various state regulators of insurance and brokerage activities.
Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company. Like all bank holding companies, we are regulated extensively under federal and state law. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve Board, and separately the FDIC as the insurer of bank deposits, have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or other resources, or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our regulators can require us or our subsidiaries to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.
If we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and preferred stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock and preferred stock. See “Part

I - Item 1A. Risk Factors - Compliance and Regulatory Risk - We may become subject to supervisory actions and enhanced regulation that could have a material adverse effect on our business, reputation, operating flexibility, financial condition and the value of our common stock and preferred stock” of this Report.
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
In addition, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company. As further described below, each of the Company and Synovus Bank is well-capitalized under applicable regulatory standards as of December 31, 2020, and Synovus Bank has an overall rating of “Satisfactory” in its most recent CRA evaluation.
Source of Strength Obligations
A bank holding company, such as us, is required to act as a source of financial and managerial strength to its subsidiary bank. The term “source of financial strength” means the ability of a company, such as us, that directly or indirectly owns or controls an insured depository institution, such as Synovus Bank, to provide financial assistance to such insured depository institution in the event of financial distress. The appropriate federal banking agency for the depository institution (in the case of Synovus Bank, this agency is the Federal Reserve) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance with the source of strength requirements by requiring us to provide financial assistance to Synovus Bank in the event of financial distress. If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of Synovus Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment. In addition, the FDIC provides that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled insured depository institution. Synovus Bank is an FDIC-insured depository institution and thus subject to these requirements.
Acquisitions
The BHC Act permits acquisitions of banks by bank holding companies, such that we and any other bank holding company, whether located in Georgia or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank or bank holding company, (ii) taking any action that causes an additional bank or bank holding company to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company. The Federal Reserve may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider: (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the CRA; and (4) the effectiveness of the company in combatting money laundering.
Change in Control
Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, or before acquiring control of any state member bank, such as Synovus Bank. Upon receipt of such notice, the Federal Reserve may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a person or group acquires the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.
Governance and Financial Reporting Obligations
We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the PCAOB, and the NYSE. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2020 are included in this report under “Item 9A. Controls and Procedures.”
The Federal Reserve also requires bank holding companies meeting certain asset size thresholds, such as us, to establish and maintain a risk committee of its board of directors and appoint a chief risk officer, each meeting certain requirements.
Volcker Rule
Section 13 to the BHC Act, commonly referred to as the “Volcker Rule,” generally prohibits us and our subsidiaries from (i) engaging in certain proprietary trading, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which we and our subsidiaries may continue to engage and required us to implement a compliance program. The Federal Reserve permits limited exemptions, upon application, for divestiture of certain “illiquid” covered funds, for an additional period of up to 5 years beyond that date. In the first quarter of 2017, we obtained a five-year extension from the Federal Reserve to the divestiture requirement of certain funds held by us and covered by this rule. In 2020, amendments to the proprietary trading and covered funds regulations issued by the federal banking agencies, the SEC, and the Commodity Futures Trading Commission took effect, simplifying compliance and providing additional exclusions and exemptions.
Incentive Compensation
The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and Synovus Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2020, these rules have not been implemented. We and Synovus Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
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
Capital Requirements
We and Synovus Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the Federal Reserve may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks, are important factors that are to be taken into account in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.

We and Synovus Bank are subject to the following risk-based capital ratios: a CET1 risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock plus retained earnings less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.
The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average total consolidated assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks and bank holding companies is 4%.
In addition, effective January 1, 2019, the capital rules required a capital conservation buffer of 2.5% above each of the minimum risk-based capital ratio requirements (CET1, Tier 1, and total capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction.
The FDICIA, among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution's holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
To be well-capitalized, Synovus Bank must maintain at least the following capital ratios:
•6.5% CET1 to risk-weighted assets;
•8.0% Tier 1 capital to risk-weighted assets;
•10.0% Total capital to risk-weighted assets; and
•5.0% leverage ratio.
The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to Synovus Bank, the Company’s capital ratios as of December 31, 2020 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.
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
In 2020, the Company’s and Synovus Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. Based on current estimates, we believe that the Company and Synovus Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2021. As of December 31, 2020, the consolidated capital ratios of Synovus and Synovus Bank were as follows:

Table 1 – Capital Ratios as of December 31, 2020
(dollars in thousands)	Synovus	Synovus Bank
CET1 capital ratio	9.66%	11.11%
Tier 1 risk-based capital ratio	10.95	11.11
Total risk-based capital ratio	13.42	12.83
Leverage ratio	8.50	8.73

See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Regulatory Capital" of this Report for further information.
In June 2016, the FASB issued ASU 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets. Under the incurred loss methodology, credit losses are recognized only when the losses are probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change results in earlier recognition of credit losses that the Company deems expected but not yet probable. The Company began its compliance beginning with the first fiscal quarter of 2020. On August 26, 2020, the federal banking regulators issued a final rule (following an interim final rule issued on March 27, 2020) that allowed electing banking organizations that adopted CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Synovus' December 31, 2020 regulatory capital ratios reflect Synovus' election of the five-year transition provision. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for additional information on Synovus' adoption of CECL.
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
The primary sources of funds for our payment of dividends to our shareholders are cash on hand and dividends from Synovus Bank and our non-bank subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that Synovus Bank may pay. Synovus Bank is a Georgia bank. Under the regulations of the GA DBF, a Georgia bank must have approval of the GA DBF to pay cash dividends if, at the time of such payment:
•the ratio of Tier 1 capital to adjusted total assets is less than 6%;
•the aggregate amount of dividends to be declared or anticipated to be declared during the current calendar year exceeds 50% of its net income for the previous calendar year; or
•its total classified assets in its most recent regulatory examination exceeded 80% of its Tier 1 capital plus its allowance for loan and lease losses.
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
•its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
•its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or
•it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
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
Reserves
Federal Reserve rules require depository institutions, such as Synovus Bank, to maintain reserves against their transaction accounts, primarily NOW and regular checking accounts. Effective March 26, 2020, reserve requirement ratios were reduced to zero percent. These reserve requirements are subject to annual adjustment by the Federal Reserve.
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
Anti-Money Laundering
A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. The USA PATRIOT Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors and insurance companies, and strengthened the ability of the U.S. Government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. Synovus Bank has augmented its systems and procedures to meet the requirements of these regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by law.
FinCEN has adopted rules that require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs. Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon merger and acquisition proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, including changes that will be implemented in 2021 and subsequent years.
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
Concentrations in Lending
During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by CRE lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

•Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or
•Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital.
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
Debit Interchange Fees
Interchange fees, or "swipe" fees, are fees that merchants pay to credit card companies and card-issuing banks such as Synovus Bank for processing electronic payment transactions on their behalf. The maximum permissible interchange fee that a non-exempt issuer such as Synovus Bank may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, subject to an upward adjustment of 1 cent if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the Federal Reserve. In addition, card issuers and networks are prohibited from entering into arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks, and allows merchants to determine transaction routing.
Community Reinvestment Act
Synovus Bank is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The Federal Reserve’s assessment of Synovus Bank’s CRA record is made available to the public. Following the enactment of the GLB, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become or remain a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. Synovus Bank has a rating of “Satisfactory” in its most recent CRA evaluation. On September 21, 2020, the Federal Reserve issued a proposed rule that would modernize and substantially revise the regulations implementing the CRA.
Privacy, Credit Reporting, and Data Security
The GLB generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators to prescribe standards for the security of consumer information. Synovus Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach. Synovus Bank utilizes credit bureau data in underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act and Regulation V on a uniform, nationwide basis, including credit reporting, prescreening, and sharing of information between affiliates and the use of credit data. The Fair and Accurate Credit Transactions Act, which amended the Fair Credit Reporting Act, permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of that Act. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused. On December 18, 2020, the federal banking agencies proposed a new rule that would require banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.”
The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. As a result, financial institutions, like Synovus and Synovus Bank, are expected to establish multiple lines of defense and to ensure their risk management processes address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient processes to effectively respond and recover the institution’s operations after a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if a critical service provider of the institution falls victim to this type of cyber-attack. Our information security protocols are designed in part to adhere the requirements of this guidance.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our customers are located.
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
Consumer Regulation
Activities of Synovus Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:
•limit the interest and other charges collected or contracted for by Synovus Bank, including rules respecting the terms of credit cards and of debit card overdrafts;
•govern Synovus Bank’s disclosures of credit terms to consumer borrowers;
•require Synovus Bank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the communities it serves;
•prohibit Synovus Bank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;
•govern the manner in which Synovus Bank may collect consumer debts; and
•prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.
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
The CFPB has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) as well as integrated mortgage disclosure rules. In addition, the CFPB has issued rules that require servicers to comply with certain standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers; providing delinquent borrowers access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages, periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts.
The CARES Act granted certain forbearance rights and protection against foreclosure to borrowers with a “federally backed mortgage loan,” including certain first or subordinate lien loans designed principally for the occupancy of one to four families. These consumer protections continue during the COVID-19 pandemic emergency.
Non-Discrimination Policies
Synovus Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act and the Fair Housing Act, both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice, and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending that provides guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has increased its efforts to prosecute what it regards as violations of the ECOA and FHA.
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

We operate in a highly competitive environment and our profitability and our future growth depends on our ability to compete successfully. We face pricing competition for loans and deposits and, in order for us to compete for borrowers and depositors, we may be required to offer loans and deposits on terms less favorable to us, including lower rates on our loans and higher rates on our deposits. We also compete for customers based on such factors as convenience, product offerings, technology, accessibility of service and service capabilities. Certain of our competitors are larger and have more resources than we do, enabling them to be more aggressive than us in competing for loans and deposits and investing in new products, technology and services. In addition, the ability of non-bank competitors to provide services previously limited to commercial banks has intensified the competition we face. These non-bank competitors are not subject to the same extensive regulations that govern us and, therefore, may be able to operate with greater flexibility and lower cost structures. Non-bank competitors can also operate in areas or offer certain products that are considered speculative or risky, such as cryptocurrencies, that may be attractive to our customers. This significant competition in making loans and attracting and retaining deposits as well as in providing other financial services may impact our future earnings and growth.

Furthermore, the financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Technology has lowered barriers to entry and made it possible for non-banks and smaller banks to offer products and services traditionally provided by larger banks. Competitors adopting new technologies could require us to make significant expenditures to modify or make additions to our current products and services. There has also been increasing consolidation among regional banks similar in size or larger than us resulting in even larger banks. The resulting larger banks, as well many other banks that are larger than us, may be able to achieve economies of scale due to their size and, as a result, may be able to operate more efficiently than us and also offer a broader range of products and services than we do, as well as better pricing for those products and services.

We may not realize the expected benefits from our efficiency and growth initiatives, including our Synovus Forward initiative, which could negatively impact our future profitability.

In the current competitive banking environment, operating costs must reduce or grow much slower than overall revenue growth. In addition, we must continue to implement strategies to grow our loan portfolio and increase non-interest income in order to realize continued earnings growth and to remain competitive with the other banks in the markets we serve. We are continuously implementing strategic efficiency and growth initiatives for expense reduction, increased efficiencies and long-term growth, including our current Synovus Forward efficiency and growth initiative. While we have realized cost-savings and growth as a result of these initiatives in the past, there is no guarantee that these initiatives will be successful in controlling expenses, growing revenues or achieving the expected level of future savings and revenue enhancements that we have announced. If we fail to meet these previously disclosed goals, it could result in a negative market reaction and negatively impact the trading price of our stock. Furthermore, cost-savings initiatives may result in an increase in short-term expenses, negatively impact operational effectiveness and impact employee morale. In addition, while expense control continues to be a major focus for us, management also expects to continue to make strategic investments in technology and talent that are expected to improve our customer experience and support future growth which will require an increase in our expenditures. There can be no assurance that we will ultimately realize the anticipated benefits of our expense reduction and growth strategies, which may impair our earnings growth, or that our expense reduction strategies will not negatively impact our organization.

The implementation of new lines of business, new products and services and new technologies may subject us to additional risk.

Over the past few years, we have launched or enhanced a number of lines of business, products and services, and technologies, including, among others, those related to our treasury and payments solutions business and asset-based and structured lending capabilities. An important part of our business strategy is to continue these efforts to implement new products, services and technologies designed to better serve our customers. There are substantial risks and uncertainties associated with these efforts. Initial timetables for the introduction and development of new lines of business, new products or services and/or new technologies may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business, a new product or service and/or new technologies. Furthermore, any new line of business, new product or service and/or new technology could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

We may pursue bank and non-bank acquisition opportunities as they arise. However, even if we identify attractive acquisition opportunities, we may not be able to complete such acquisitions on favorable terms or realize the anticipated benefits from such acquisitions.

While we continue to focus on organic growth opportunities, we may pursue attractive bank or non-bank acquisition and consolidation opportunities that arise in our core markets and beyond. The number of financial institutions headquartered in Georgia, Florida, the Southeastern United States, and across the country continues to decline through merger and other consolidation activity. In the event that attractive acquisition opportunities arise, we would likely face competition for such acquisitions from other banking and financial companies, many of which have significantly greater resources and may have more attractive valuations. This competition could either prevent us from being able to complete attractive acquisition opportunities or increase prices for potential acquisitions which could reduce our potential returns, and reduce the attractiveness of these opportunities to us. Furthermore, even if we are able to identify and complete acquisitions, the terms of such acquisitions may not be favorable to us or we may fail to realize the anticipated benefits from such acquisitions. Also all acquisitions are subject to various regulatory approvals and if we were unable (or there was a perception that we would be unable) to obtain such approvals for any reason, including due to any actual or perceived capital, liquidity, profitability or regulatory compliance issues, it would impair our ability to consummate acquisitions. In addition, any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

Operational Risk

Failure to attract and retain key employees and the impact of executive management transitions may adversely impact our ability to successfully execute our growth and efficiency strategies.

Our financial success depends upon our ability to attract and retain highly motivated, well-qualified personnel that we rely on to execute our strategy and initiatives. We face significant competition in the recruitment of qualified employees from financial institutions and others. Moreover, as the banking industry transforms due to technological innovation, we must continually assess and manage how our talent needs change over time. In addition, our future growth and the continued diversification of our loan portfolio depends, in part, on our ability to attract and retain the right mix of well-qualified employees. If we are unable to attract and retain qualified employees, our ability to execute our business strategies may suffer and we may be required to substantially increase our overall compensation or benefits to attract and retain such employees. Furthermore, we generally do not have employment agreements in place with our management team and key team members and cannot guarantee that our management team and other key team members will remain with us. The unexpected loss of services of one or more of our key personnel, especially members of our senior management team, could have a material adverse impact on the business because we would lose their skills, knowledge of the market, years of industry experience and may have difficulty promptly finding qualified replacement personnel.

Furthermore, we have had recent leadership changes and transitions involving our executive management team and expect to have further changes and transitions in 2021, as previously announced. Any significant leadership changes involve inherent risk and any failure to ensure the effective transfer of knowledge and a smooth transition could hinder our strategic planning, execution and future performance.

The financial services market is undergoing rapid technological changes, and if we are unable to stay current with those changes, we will not be able to effectively compete.

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services, primarily related to increased digitization of banking services and capabilities. These trends were accelerated by the COVID-19 pandemic, increasing demand for mobile banking solutions. Our future success will depend, in part, on our ability to keep pace with these technological changes and to use technology to satisfy and grow customer demand for our products and services and to create additional efficiencies in our operations. We expect that we will need to make substantial investments in our technology and information systems to compete effectively and to stay current with technological changes. Some of our competitors have substantially greater resources to invest in technological improvements and have invested more heavily than us, and will continue to be able to do so, in developing and adopting new technologies, which may put us at a competitive disadvantage. Some of these competitors consist of financial technology providers, who are beginning to offer more traditional banking products and may either acquire a bank charter or obtain a bank-like charter, such as the fintech charter provided by the OCC. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations may be adversely affected.

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

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including strategic, market, credit, liquidity, capital, operational, regulatory compliance, litigation and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. For example, the financial and credit crisis and resulting regulatory reform highlighted both the importance and some of the limitations of managing unanticipated risks. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.

We rely extensively on information technology systems to operate our business and an interruption or security breach may disrupt our business operations, result in reputational harm and have an adverse effect on our operations.

As a large financial institution, we rely extensively on our information technology systems to operate our business, including to process, record and monitor a large number of customer transactions on a continuous basis. As customer, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. While we have policies, procedures and systems designed to prevent or limit the effect of possible failures, interruptions or breaches in security of information systems and business continuity programs designed to provide services in the case of such events, there is no guarantee that these safeguards or programs will address all of the threats that continue to evolve.

We face significant cyber and data security risk that could result in the disclosure of confidential information, adversely affect our business or reputation and expose us to significant liabilities.

As a large financial institution, we are under continuous threat of loss due to the velocity and sophistication of cyber-attacks. This risk continues to increase and attack methods continue to evolve in sophistication, velocity, and frequency and can occur from a variety of sources, such as foreign governments, hacktivists, or other well-financed entities, and may originate from less regulated and remote areas of the world. Furthermore, the recent transition to remote working for both Synovus and many of our customers due to the COVID-19 pandemic has heightened these risks. We continually review the security of our IT systems and make the necessary investments to improve the resiliency of our systems and their security from attack. Nonetheless, there remains the risk that we may be materially harmed by a cyber-attack or information security breach. Further, there is no guarantee that our response to any cyber-attack or system interruption, breach or failure will be effective to mitigate and remediate the issues resulting from such an event, including the costs, reputational harm and litigation challenges that we may face as a result.

Data privacy laws also continue to evolve, with states increasingly proposing or enacting legislation that relates to data privacy and data protection. We may be required to incur additional expenses to comply with these evolving regulations and could face penalties for violating any of these regulations.

Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. Any loss of sensitive customer data that results from attempts to breach our systems, such as account numbers and social security numbers, would present significant reputational, legal and/or regulatory costs to us. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we have been the subject of attempted hacking and cyber-attacks and there can be no assurance that we will not suffer such significant losses in the future.

The occurrence of any cyber-attack or information security breach could result in material adverse consequences to us including damage to our reputation, the loss of customers and violations of applicable data privacy laws. We also could face litigation and regulatory action. Litigation or regulatory actions in turn could lead to significant liability or other sanctions, including fines and penalties or reimbursement to customers adversely affected by a security breach. Even if we do not suffer any material adverse consequences as a result of events affecting us directly, successful attacks or systems failures at other large financial institutions could lead to a general loss of customer confidence in financial institutions including us.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.

Our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining and providing growth opportunities for employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers, caring about our customers and employees and investing in our information technology and other systems. If our reputation is negatively affected by the actions of our employees or otherwise, including as a result of operational errors, clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems or a successful cyberattack against us or other unauthorized release or loss of customer information, our reputation, business and our operating results may be materially adversely affected. Damage to our reputation could also negatively impact our credit ratings and impede our access to the capital markets.

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

Many large retailers have suffered substantial data security breaches compromising millions of credit and debit card accounts. To date, our losses and costs related to these breaches have not been material, but other similar events in the future could be more significant to us.

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

We may be involved from time to time in a variety of litigation, investigations, inquiries or similar matters arising out of our business, including those described in “Part I - Item 3. Legal Proceedings” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Commitments and Contingencies" of this Report. Furthermore, litigation against banks tend to increase during economic downturns and periods of credit deterioration which may occur or worsen as a result of the continued COVID-19 pandemic. The transition away from LIBOR also increases our litigation risk.

We manage these risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty. We establish reserves for legal claims when payments associated with the claims become probable and the losses can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. For those legal matters where the amounts associated with the claims are not probable and the costs cannot be reasonably estimated, Synovus estimates a range of reasonably possible losses. As of December 31, 2020, Synovus' management currently estimates the aggregate range of reasonably possible losses resulting from our outstanding litigation, including, without limitation, the matters described in this Report, is from zero to $5 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to us, and the actual losses could prove to be higher. As there are further developments in these legal matters, we will reassess these matters and the estimated range of reasonably possible losses may change as a result of this assessment. In addition, in the future, we may need to record additional litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could significantly harm our reputation and divert our management's attention and other resources away from our business.

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

We derive the most significant portion of our revenues from our lending activities. When we lend money, commit to lend money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. We estimate and maintain an allowance for credit losses, which is a reserve established through a provision for loan losses charged to expenses, representing management's best estimate of life of loan credit losses within the existing portfolio of loans and related unfunded commitments, as described under "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Credit Losses" in this Report. The allowance, in the judgment of management, is established to reserve for estimated credit losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires the use of both qualitative and quantitative information, including estimates, assumptions, and quantitative modeling techniques, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, changes in assumptions regarding a borrower's ability to pay, changes in collateral values, risk ratings, and other factors, both within and outside of our control, may cause the allowance for credit losses to become inadequate and require an increase in the provision for loan losses.

While we adopted CECL in 2020, we expect that the allowance for credit losses under the new standard will be more volatile in the future and potentially higher and as such, could have an impact on our results of operations. For a discussion of changes in accounting standards and regulatory capital implications, see “Part 1 - Item 1. Business - Supervision, Regulation, and Other Factors - Capital Requirements.”

Various regulatory agencies, as an integral part of their examination procedures, periodically review the allowance as well as the supporting methods and processes. Based on their judgments about information available to them at the time of their examination, such agencies may require us to recognize additions to the allowance or additional loan charge offs. An increase in the allowance for credit losses would result in a decrease in net income and capital, and could have a material adverse effect on our capital, financial condition and results of operations.

Changes in interest rates may have an adverse effect on our net interest income.

Net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense that we pay on interest-bearing liabilities, is a major component of our income and our primary source of revenue from our operations. A further narrowing of interest rate spreads could adversely affect our earnings and financial condition. We cannot control or predict with certainty changes in interest rates. Regional and local economic conditions, competitive pressures and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense. Furthermore, such low rates increase the risk of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments. Such an occurrence would likely further reduce the interest we earn on loans and other earning assets, while also likely requiring us to pay to maintain our deposits with the FRB. Our systems may not be able to adequately handle a negative interest rate environment and not all variable rate instruments are designed for such a circumstance.

Decreasing interest rates reduce our yield on our variable rate loans and on our new loans, which reduces our net interest income. In addition, lower interest rates may reduce our realized yields on investment securities which would reduce our net interest income and cause downward pressure on net interest margin in future periods. A significant reduction in our net interest income could have a material adverse impact on our capital, financial condition and results of operations.

While we expect the low-interest rate environment to continue, increasing interest rates can have a negative impact on our business by reducing the amount of money our customers borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, in a rising interest rate environment we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds.

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

In managing our consolidated balance sheet, we depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. In addition to core deposits, sources of funding available to us, and upon which we rely as regular components of our liquidity and funding management strategy, include borrowings from the FHLB and brokered deposits. In general, the amount, type and cost of our funding, including from other financial institutions, the capital markets and deposits, directly impacts our costs of operating our business and growing our assets and can therefore positively or negatively affect our financial results. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, a downgrade in our credit ratings, financial results, changes within our organization, specific events that adversely impact our reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our assets, the corporate and regulatory structure, interest rate fluctuations, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. Also, we compete for funding with other banks and similar companies, many of which are substantially larger, and have more capital and other resources than we do.

In addition to bank level liquidity management, we must manage liquidity at the Parent Company for various needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our common stock and preferred stock and share repurchases. The primary source of liquidity for us consists of dividends from Synovus Bank which are governed by certain rules and regulations of our supervising agencies. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity, and overall condition. In addition, GA DBF rules and related statutes contain additional restrictions on payments of dividends by Synovus Bank. In particular, the Georgia Financial Institutions Code contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings and under other circumstances without the approval of the GA DBF. As a result of these restrictions, Synovus Bank may be required to seek approval from the GA DBF to pay dividends. If Synovus does not receive dividends from Synovus Bank as needed, its liquidity could be adversely affected, and it may not be able to continue to execute its current capital plan to return capital to its shareholders. In addition to dividends from Synovus Bank, we have historically had access to a number of alternative sources of liquidity, including the capital markets, but there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. If our access to these traditional and alternative sources of liquidity is diminished or only available on unfavorable terms, then our overall liquidity and financial condition will be adversely affected.

Changes in our asset quality could adversely affect our results of operations and financial condition.

Asset quality measures the performance of a borrower in repaying a loan, with interest, on time. While we believe that we manage asset quality through prudent underwriting practices and collection operations, it is possible that our asset quality could deteriorate, depending upon economic conditions and other factors. Despite the economic disruption caused by the COVID-19 pandemic, our asset quality generally remains strong, but further economic disruption could negatively impact asset quality in future periods, particularly as to those borrowers in certain adversely and disproportionately impacted industries including restaurants, hotels, and commercial retail.

If Synovus Bank loses or is unable to grow its deposits, it may be subject to liquidity risk and higher funding costs.

The total amount that we pay for funding costs is dependent, in part, on Synovus Bank’s ability to grow and retain its deposits. If Synovus Bank is unable to sufficiently grow and retain its deposits at competitive rates to meet liquidity needs, it may be subject to paying higher funding costs to meet these liquidity needs.

Synovus Bank competes with banks and other financial services companies for deposits. If competitors raise the rates they pay on deposits, Synovus Bank’s funding costs may increase, either because Synovus Bank raises rates to avoid losing deposits or because Synovus Bank loses deposits and must rely on more expensive sources of funding. This could result in a failure to maintain adequate liquidity and higher funding costs, reducing our net interest margin and net interest income. In addition, our access to deposits may be affected by the liquidity needs of our depositors. In particular, a substantial majority of our liabilities in 2020 were checking accounts and other liquid deposits, which are payable on demand or upon several days' notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Moreover, our customers could withdraw their deposits in favor of alternative investments. While we have historically been able to replace maturing deposits and advances as necessary, we may not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason.

We could realize losses if we determine to sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets.

Distressed asset sales have been a component of our strategy to further strengthen the balance sheet, improve asset quality, and enhance earnings. We could realize future losses if the proceeds we receive upon dispositions of non-performing assets are lower than the recorded carrying value of such assets, which could adversely affect our results of operations in future periods. Accordingly, we could realize an increased level of credit costs in any period during which we determine to dispose of an increased level of distressed assets. Further, if market conditions deteriorate, this could negatively impact our ability to dispose of distressed assets and may result in higher credit losses on sales of distressed assets.

We may not be able to generate sufficient cash to service all of our debt and repay maturing debt obligations.

As of December 31, 2020, we and our consolidated subsidiaries had $1.2 billion of long-term debt outstanding. Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our debt, to refinance our debt or to fund capital expenditures will depend on our future financial and operating performance and our ability to maintain adequate liquidity. Prevailing economic conditions (including interest rates), and regulatory constraints, including, among other things, distributions to us from our subsidiaries and required capital levels with respect to our subsidiary bank and financial subsidiaries, business and other factors, many of which are beyond our control, may also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on maturity, and we may not be able to refinance any of our debt when needed on commercially reasonable terms or at all. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay investments in our business, sell assets, seek to obtain additional equity or debt financing or restructure our debt on terms that may not be favorable to us.

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

For a discussion of current regulatory limits on our ability to pay dividends, see "Part 1 - Item 1. Business - Supervision, Regulation, and Other Factors - Payment of Dividends" and “Part I - Item 1A - Risk Factors - Compliance and Regulatory Risk - We may become subject to supervisory actions and enhanced regulation that could have a material adverse effect on our business, reputation, operating flexibility, financial condition and the value of our common stock and preferred stock” in this Report for further information.

Compliance and Regulatory Risk

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.

The Federal Reserve Board regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. They can also materially decrease the value of financial assets we hold. Federal Reserve policies may also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans, or could adversely create asset bubbles which result from prolonged periods of accommodative policy. This, in turn, may result in volatile markets and rapidly declining collateral values. The monetary policies of the Federal Reserve and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national and international economies and in the money markets, as well as the result of actions by monetary and fiscal authorities, all of which are beyond our control, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand, or the business and results of operations of Synovus and Synovus Bank, or whether changing economic conditions will have a positive or negative effect on operations and earnings. Also, potential new taxes or increased taxes on corporations generally, or on financial institutions specifically, could adversely affect our net income.

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our business, financial condition or results of operations.

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our shareholders and creditors. We and Synovus Bank are subject to regulation and supervision by the Federal Reserve, the GA DBF, and the CFPB. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves Synovus Bank must hold against deposits it takes, the types of deposits Synovus Bank may accept and the rates it may pay on such deposits, maintenance of adequate capital and liquidity, changes in the control of the company and Synovus Bank, restrictions on dividends and establishment of new offices by Synovus Bank. We incur significant, recurring costs to comply with all applicable regulations and there is no guarantee that our compliance programs will ensure compliance with all applicable regulations. We must obtain approval from our regulators before engaging in certain activities, and there can be no assurance that any regulatory approvals we may require will be obtained, either in a timely manner or at all. In addition, new technologies could make regulatory compliance more challenging. Remaining compliant and receiving regulatory approvals is dependent on our ability to improve and develop our technological capabilities. Our regulators also have the ability to compel us to, or restrict us from, taking certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition or results of operations.

We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations. These changes may result in increased costs of doing business, decreased revenues and net income, may reduce our ability to effectively compete to attract and retain customers, or make it less attractive for us to continue providing certain products and services. In particular, we expect that the Biden administration and newly appointed Congress will seek to implement a reform agenda that is significantly different than that of the Trump administration. This reform agenda could include a heightened focus and scrutiny on Bank Secrecy Act/AML related compliance, the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, increased capital and liquidity and limitations on share repurchases and dividends, all of which could increase our costs and impact our business. Any future changes in federal and state law and regulations, as well as the interpretations and implementations of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above, impact the regulatory structure under which we operate, significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and modify our business strategy, limit our ability to pursue business opportunities in an efficient manner, or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

If we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and our preferred stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, discontinue our share repurchase program, dispose of certain assets and liabilities within a prescribed period of time, or all of the above. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition and the value of our common stock.

We may be required to conserve capital or undertake additional strategic initiatives to improve our capital position due to changes in economic conditions or changes in regulatory capital rules.

We and Synovus Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the Federal Reserve may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Moreover, federal bank regulators have issued a series of guidance and rulemakings applicable to large banks. While many of these do not currently apply to us due to our asset size, these issuances could impact industry capital standards and practices in many potentially unforeseeable ways. While we currently exceed all minimum regulatory capital requirements, are considered well-capitalized under applicable rules, and believe that we maintain an appropriate capital plan, there is no guarantee that we will not need to increase our capital levels in the future.

We actively monitor economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements, and engage in regular discussions with our regulators regarding capital at both Synovus and Synovus Bank. As part of our ongoing management of capital, we identify, consider, and pursue additional strategic initiatives to bolster our capital position as deemed necessary, including strategies that may be required to meet regulatory capital requirements. This includes the evaluation of share repurchase programs and dividends. The need to maintain more capital and greater liquidity than may have previously been warranted or intended could limit our business activities, including lending, and our ability to expand, either organically or through future acquisitions, and invest in technology and other growth strategies. It could also result in our taking steps to increase our capital that may be dilutive to shareholders or limit our ability to pay dividends or otherwise return capital to shareholders.

Market and Other General Risk

The COVID-19 pandemic has adversely impacted, and will likely continue to adversely impact, Synovus’ business, financial condition, liquidity, capital and results of operations.

The COVID-19 pandemic has created economic and financial disruptions that have adversely affected virtually all economic activity in the U.S., which in turn has adversely affected Synovus’ business, financial condition, liquidity, capital and results of operations. While we expect for the COVID-19 pandemic to continue to adversely impact our business in the near term, the extent and duration of the continued adverse effects of the COVID-19 pandemic is unknown and will depend on future developments, which are highly uncertain and outside our control. These developments include the scope, duration and severity of the pandemic (including the possibility of further surges of COVID-19), the timing and efficacy of the vaccination program in the U.S., further actions taken by governmental authorities, including future stimulus programs, in response to the pandemic and changing behavior of our customers. It is also possible that the pandemic and its aftermath will lead to a prolonged economic slowdown or recession in the U.S. economy or the world economy in general.

In particular, the COVID-19 pandemic has contributed to (i) increased unemployment and decreased consumer confidence and business generally, leading to an increased risk of delinquencies, defaults and foreclosures; (ii) sudden and significant declines, and significant increases in volatility, in financial markets; (iii) ratings downgrades, credit deterioration and defaults in many industries, including hospitality and commercial real estate; (iv) significant draws on credit lines as customers seek to increase liquidity; (v) increased spending on our business continuity efforts, which may in turn require that we further cut costs and investments in other areas; and (vi) increased risk of client disputes, litigation and governmental and regulatory scrutiny as a result of the effects of the COVID-19 pandemic on market and economic conditions and actions governmental authorities take in response to those conditions. Certain industries where Synovus has credit exposure, including restaurants, hotels, and commercial retail, have been more adversely affected from the pandemic than other industries. These adverse impacts have resulted in these clients making higher than usual draws on outstanding lines of credit and, in some instances, being unable to pay their loans as they come due or decrease the value of their collateral. If these trends continue it could result in significant credit losses to Synovus.

Additionally, the economic disruption caused by COVID-19 has resulted in a number of Federal Reserve actions resulting in market interest rates declining significantly. These reductions in interests have adversely affected Synovus’ net interest income, net interest margins and profitability. Furthermore, such low rates increase the risk of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments. Such an occurrence would likely further reduce the interest Synovus earns on loans and other earning assets, while also likely requiring Synovus to pay to maintain its deposits with the Federal Reserve Bank. Synovus may encounter various issues in the event of a negative interest rate environment, including, but not limited to, legal and operational risks in the implementation of negative rate indexes for certain instruments or products which are contractually bound to such rates. Synovus cannot predict the nature or timing of future changes in monetary policies in response to COVID-19 or the precise effects that they may have on Synovus’ activities and financial results.

Future government actions to mitigate the economic suffering caused by the pandemic, including the recent stimulus plan announced by the Biden administration, may not be successful or may result in increased pressure on the banking sector. Additionally, we are a certified and qualified SBA lender and provided approximately $2.9 billion in PPP loans in 2020, which constituted a significant amount of our loan growth in 2020. We are also participating in the newest round of PPP, totaling $1 billion in new requests as of February 24, 2021. These assistance efforts may adversely affect our revenue and results of operations and may make our results more difficult to forecast as the PPP forgiveness process has just begun and the timing and amount of forgiveness to which our borrowers will be entitled cannot be predicted. The PPP and other government programs in which we may participate are complex and our participation may lead to governmental and regulatory scrutiny, negative publicity and damage to our reputation. Further, Synovus has been named in lawsuits in connection with its participation in the PPP and may be named in additional lawsuits in the future.

The COVID-19 pandemic has resulted in significant changes to our operations, which changes may continue in the future.

Synovus has taken significant precautions to ensure the health and safety of our employees and customers, which included operating over 95% of our branches as drive-thru and appointment only branches and having approximately 90% of our non-retail team members working remotely in the early months of the pandemic. While Synovus re-opened branches for walk-in services during the third quarter of 2020 and began re-entry for non-branch personnel, Synovus continues to keep measures in place to help ensure employee and customer safety. While stay-at-home orders and other similar restrictions were largely eased or lifted in the third quarter in most of our markets, further resurgences of COVID-19 may result in such measures being re-imposed at a later time, which could disrupt our options. The pandemic may permanently alter consumer and customer behavior, including less dependence on in-person banking and increased dependence on electronic banking, all of which could reduce the efficiency of our branch network and require us to increase our investments in electronic banking products and services.

Approximately 37% of team members are also continuing to work remotely. Remote working may heighten cybersecurity, information security and operational risks and affect the productivity of our employees. Also, if a large proportion of Synovus’ key employees contract COVID-19 or are quarantined as a result of the virus, it could adversely impact Synovus’ operations and our business continuity plans may not prove successful in mitigating such impact.

Federal, state and local governments have mandated or encouraged financial services companies to make accommodations to borrowers and other customers affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. In addition to the potential affects from negative economic conditions noted above, Synovus instituted a program to help COVID-19 impacted customers. This program included offering payment deferment and other loan relief, as appropriate, for customers impacted by COVID-19. If these deferments and modifications are not effective in mitigating the effect of COVID-19 on Synovus’ customers, it may adversely affect its business and results of operations more substantially over a longer period of time.

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

In addition, the occurrence of events such as hurricanes, tropical storms, tornados, winter storms, flooding and other large-scale weather catastrophes in and along the Gulf and the Atlantic coasts, as well as other parts of the Southeastern U.S., and further public health issues, such as pandemics or other widespread health emergencies, could adversely affect our financial condition or results of operations. Such areas could be adversely impacted by such events in those regions, the nature and severity of which are difficult to predict. Furthermore, climate change could increase the frequency and severity of these risks. These and other unpredictable external events could have an adverse effect on us in that such events could materially disrupt our operations or the ability or willingness of its customers to access the financial services offered by Synovus. These events could reduce our earnings and cause volatility in our financial results for any fiscal quarter or year and have a material adverse effect on our financial condition and/or results of operations.

Interest rates on our outstanding financial instruments might be subject to change based on developments related to LIBOR, which could adversely affect our revenue, expenses, and the value of our financial instruments.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, a joint announcement by the Board of Governors of the Federal Reserve, the FDIC, and the OCC was released and included a statement that the administrator of LIBOR has announced it will consult on its intention to cease the publication of the one week and two month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publications on June 30, 2023. In the U.S., efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve and the Federal Reserve Bank of New York and SOFR as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repurchase market. At this time, it is impossible to predict whether SOFR or another reference rate will become an accepted alternative to LIBOR.

The uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

•adversely affect the interest rates paid or received on, and the revenue and expenses associated with, and the value of Synovus’ floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language, or the absence of such language, in LIBOR-based instruments, including securities, derivatives, and loans;
•result in customer uncertainty and disputes around how variable rates should be calculated in light of the foregoing, thereby damaging our reputation and resulting in a loss of customers and additional costs to us; and
•require the transition to or development of appropriate systems and analytics to effectively transition Synovus’ risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR.

The manner and impact of this transition, as well as the effect of these developments on Synovus’ funding costs, loan, and investment and trading securities portfolios, asset liability management and business are uncertain.

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
As of December 31, 2020, we and our subsidiaries owned 186 facilities encompassing 1,881,699 square feet and leased from third parties 125 facilities encompassing 1,188,159 square feet. The owned and leased facilities are primarily comprised of office space from which we conduct our business in our headquarters in Columbus, Georgia and throughout our footprint.
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 6 - Premises, Equipment and Software" of this Report for further information.
ITEM 3. LEGAL PROCEEDINGS
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Commitments and Contingencies" of this Report.
ITEM 4. MINE SAFETY DISCLOSURES
NOT APPLICABLE.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
Shares of our common stock are traded on the NYSE under the symbol “SNV.”
As of February 24, 2021, there were 148,644,483 shares of Synovus common stock issued and outstanding and 10,751 shareholders of record of Synovus common stock, some of which are holders in nominee name for the benefit of a number of different shareholders.
Subject to the approval of the Board of Directors and applicable regulatory requirements, Synovus expects to continue its policy of paying regular cash dividends on a quarterly basis. A discussion of certain limitations on the ability of Synovus Bank to pay dividends to Synovus and the ability of Synovus to pay dividends on its common stock is set forth in "Part 1 - Item 1. Business - Supervision, Regulation, and Other Factors - Payment of Dividends" of this Report.
Stock Performance Graph
The following graph compares the yearly percentage change in cumulative shareholder return on Synovus stock with the cumulative total return of the Standard & Poor's 500 Index and the KBW Regional Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2015 and reinvestment of all dividends).

Table 2 - Stock Performance
	2015	2016	2017	2018	2019	2020
Synovus	$100	$128.77	$152.30	$103.96	$131.64	$116.02
Standard & Poor's 500 Index	100	111.95	136.38	130.39	171.44	202.96
KBW Regional Bank Index	100	139.12	141.63	116.86	144.76	132.18

Issuer Purchases of Equity Securities
Synovus did not repurchase any shares of common stock during the fourth quarter of 2020.
ITEM 6. SELECTED FINANCIAL DATA
Part II, Item 6 is no longer required as Synovus has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

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
Economic Environment and Recent Events
The U.S. economy contracted in the first half of 2020, ending the longest expansionary period in U.S. history, due to the COVID-19 pandemic. During March 2020, in an effort to lessen the impact of COVID-19 on consumers and businesses, the Federal Reserve reduced the federal funds rate 1.5 percentage points to 0.00 to 0.25 percent and the U.S. government enacted the CARES Act, the largest economic stimulus package in the nation’s history. The U.S. economy began to recover somewhat during the third quarter of 2020. On December 27, 2020, the U.S government amended the CARES Act through the Consolidated Appropriations Act of 2021, to add additional stimulus relief to mitigate the continued impacts of the pandemic. While certain financial and economic metrics suggest improving economic conditions, uncertainty remains regarding the trajectory of the economic recovery, the impact of government stimulus, the success of the COVID-19 vaccine, as well as the effects of the change in presidential and congressional administrations.
Synovus responded to the pandemic, beginning in March 2020, supporting our customers, team members, and communities with such measures as remote work capabilities and branch service enhancements; COVID-19 related bonus payments and benefits for team members directly impacted by the virus; payment deferments on approximately $6 billion of our loan portfolio during the second quarter; and accelerated investments in several technology initiatives that provided more convenience and a better digital experience as customers adapted to this highly virtual environment. Synovus is participating in the PPP and funded close to 19,000 loans totaling nearly $2.9 billion during the second quarter. Synovus is also participating in the newest round of PPP, with over 8,000 loan applications submitted, totaling $1 billion in new requests as of February 24, 2021. Additionally, although the vast majority of our customers were no longer in a deferment program at the end of the year, we continued to work with our borrowers who have been impacted by the pandemic, largely concentrated in hospitality related segments including hotels and full-service restaurants. In our communities, we responded with financial contributions to more than a dozen organizations for pandemic relief efforts, matching contributions for COVID-19 donations to the American Red Cross, and meal donations for first responders and health care workers.
We announced Synovus Forward in January 2020, a plan to add $100 million pre-tax benefit by the end of 2021 through a combination of revenue and expense initiatives. Our expense initiatives included reductions in third-party spend of $25 million; branch rationalization with 13 branches consolidated during 2020, with $5 million in savings; and organizational staffing efficiencies, with a voluntary early retirement program and back-office staffing optimization, with $13 million in benefit in 2021. Our revenue initiatives included market-based repricing of our treasury and payment solutions offerings, with an anticipated benefit of $9 million in the first half of 2021; aggressive repricing of deposits; a commercial analytics program; and significant improvements in our digital capabilities. In January 2021, we announced an expected additional $75 million benefit to be achieved by year-end 2022, with benefits from both revenue and expense initiatives, with a heavier weight toward revenues.
In December, an executive transition plan was announced, and Kevin Blair was named to Synovus' Board of Directors, effective immediately. In April 2021, Chairman and CEO Kessel Stelling will transition into the role of Executive Chairman and Mr. Blair will succeed Mr. Stelling as CEO.
Overview of 2020 Financial Results
Net income available to common shareholders for 2020 was $340.5 million, a decrease of 37% compared to $540.9 million for 2019. Net income per diluted common share was $2.30 in 2020 and $3.47 in 2019. Adjusted net income available to common shareholders(1) for 2020 was $356.7 million, or $2.41 per diluted common share, a decrease of 41% and 38%, respectively, compared to $608.5 million, or $3.90 per diluted common share, for 2019. The year-over-year decline in adjusted net income per common share was impacted by deterioration in the economic environment caused by the COVID-19 pandemic and driven by a significant increase in provision for credit losses following the adoption of CECL on January 1, 2020, significant decline in the federal funds rate, and PAA including loan discount accretion and deposit premium amortization that positively impacted 2019.
Net interest income for 2020 was $1.51 billion, down $83.1 million, or 5%, from $1.60 billion in 2019 due to declines of $87.3 million in PAA (primarily comprised of declines of $43.8 million of deposit premium amortization and $40.5 million of loan accretion) associated with the FCB acquisition and declines in market interest rates, which were somewhat offset by higher average earning assets including the impact of PPP with recognition of $46.0 million in processing fees. The net interest margin was 3.18% for 2020, a decrease of 52 basis points from 3.70% in 2019, due primarily to the decline in market interest rates in addition to 21 basis points from declines in PAA. Excluding the impact from PPP, we expect modest downward pressure in the net interest margin in the first quarter of 2021, as further reductions in cost of funds are more than offset by continued fixed-rate asset repricing.
Non-interest revenue for the year ended December 31, 2020 was $506.5 million, up $150.6 million, or 42%, compared to the year ended December 31, 2019. Adjusted non-interest revenue(1), which excludes net investment securities gains (losses) and gain on sale and net changes in fair value of private equity investments, was $422.8 million, up $70.9 million, or 20%, compared to 2019, due primarily to strong growth in mortgage banking income with record production driven by the interest rate environment. We expect more normalized secondary mortgage banking revenue in 2021.
Non-interest expense for the year ended December 31, 2020 was $1.18 billion, an increase of $80.6 million, or 7%, compared to the year ended December 31, 2019. During 2020, Synovus recognized a $44.9 million non-cash goodwill impairment charge representing the goodwill allocated to the Consumer Mortgage reporting unit. Adjusted non-interest expense(1), which excludes goodwill impairment, restructuring charges, loss on early extinguishment of debt, earnout liability adjustments, merger-related expense and certain other items, for 2020 increased $68.9 million, or 7%, compared to 2019. The increase in adjusted expense was largely driven by mortgage production commissions, expense associated with Synovus' internal revenue growth and efficiency initiatives, PPP and COVID-19 related expenses, and investments in talent and technology. The efficiency ratio-FTE for 2020 was 58.32% compared to 56.22% in 2019, and the adjusted tangible efficiency ratio was 55.74% compared to 51.82% in 2019.
At December 31, 2020, total loans, net of deferred fees and costs of $38.25 billion, increased $1.09 billion, or 3%, from December 31, 2019 due to net C&I growth of $2.60 billion, primarily in PPP loans, and net CRE growth of $76.7 million, partially offset by a $1.54 billion net decline in consumer loans. The decline in consumer loans is primarily the result of the strategic disposition of $1.42 billion in third-party single-service consumer and non-relationship consumer mortgage loans.
The ACL at December 31, 2020 totaled $653.5 million, an increase of $370.7 million compared to December 31, 2019, reflecting the building of the ACL required under CECL primarily as a result of uncertainty and deterioration in the economic environment due to COVID-19. The ACL to loans coverage ratio was 1.71%, or 1.81%, excluding PPP loans at December 31, 2020. Current credit metrics remained relatively stable with NPA and NPL ratios of 0.50% and 0.39%, respectively, and total past dues of 0.12%. Net charge-offs for 2020 were 24 basis points compared to 16 basis points for 2019. We expect the net charge-off ratio in the first quarter of 2021 to be near the range we experienced in the last half of 2020.
Total period-end deposits were $46.69 billion at December 31, 2020, up significantly by $8.29 billion, or 22%, compared to year-end 2019, due largely to client preferences for maintaining liquidity during 2020 as well as government stimulus programs which further supported deposit growth, partially offset by strategic declines in time deposits. We expect the elevated cash position to decline in coming quarters due to seasonal deposit outflows and as we manage our balance sheet and overall liquidity position, which will include further growth in our securities portfolio and continued declines in brokered deposits.
Our CET1 ratio of 9.66% at December 31, 2020 was above our stated operating range of 9-9.5%, which we believe is prudent while greater levels of uncertainty exist. Our 2021 outlook maintains the current common shareholder dividend of $0.33 per quarter and includes authorization for share repurchases of up to $200 million. We will be opportunistic with repurchase activity throughout the year as we prioritize organic growth first and balance capital deployment with factors such as uncertainty in the economic outlook.
More detail on Synovus' financial results for 2020 and 2019 can be found in subsequent sections of this Report and detailed information on Synovus' financial results for 2018 can be found in "Part II Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of Synovus' 2018 Form 10-K.
2021 Outlook
An overview of our outlook for the full year 2021, compared to 2020, which incorporates Synovus Forward initiatives and other strategic objectives, and is based on our current view of economic stability and growth in our footprint, includes:
•Period-end loan growth (excluding PPP) of 2% to 4%
~~•~~Adjusted total revenues(1) decline of 1% to 4%
~~•~~Adjusted non-interest expense(1) decline of 2% to 5%
•Effective income tax rate of 23% to 25% (2)
•Capital management targeting a 9.5% CET1 ratio
(1) See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
(2) Assuming no significant changes to the current tax environment

A summary of Synovus’ financial performance for the years ended December 31, 2020 and 2019 is set forth in the table below.

Table 3 - Consolidated Financial Highlights
	Years Ended December 31,
(dollars in thousands, except per share data)	2020	2019	Change
Net interest income	$1,512,748	$1,595,803	(5)%
Provision for credit losses(1)	355,022	87,720	305
Non-interest revenue	506,513	355,900	42
Adjusted non-interest revenue(2)	422,807	351,952	20
Total FTE revenues	2,022,685	1,954,728	3
Adjusted total revenues(2)	1,938,979	1,950,780	(1)
Non-interest expense	1,179,574	1,098,968	7
Adjusted non-interest expense(2)	1,091,442	1,022,498	7
Income before income taxes	484,665	765,015	(37)
Net income	373,695	563,780	(34)
Net income available to common shareholders	340,532	540,899	(37)
Net income per common share, basic	2.31	3.50	(34)
Net income per common share, diluted	2.30	3.47	(34)
Adjusted net income per common share, diluted(2)	2.41	3.90	(38)
Return on average common equity	7.51%	12.34%	(483)	bps
Adjusted return on average common equity(2)	7.87	13.88	(601)
Adjusted return on average tangible common equity(2)	9.12	16.10	(698)
Return on average assets	0.72	1.20	(48)
Adjusted return on average assets(2)	0.75	1.35	(60)
Efficiency ratio-FTE	58.32	56.22	210
Adjusted tangible efficiency ratio(2)	55.74	51.82	392

	As Of and For The Years Ended December 31,
	2020	2019	Change
Loans, net of deferred fees and costs	$38,252,984	$37,162,450	3%
Total deposits	46,691,571	38,405,504	22
Core transaction deposits (excludes CDs, brokered and public fund deposits)	32,754,609	24,167,582	36
Net interest margin	3.18%	3.70%	(52)	bps
Dividend payout ratio(3)	57.45	34.62	2,283
Non-performing assets ratio	0.50	0.37	13
Non-performing loans ratio	0.39	0.27	12
Past due loans over 90 days	0.01	0.04	(3)
Net charge-off ratio	0.24	0.16	8

CET1 capital	$4,034,865	$3,743,459	8%
Tier 1 risk-based capital	4,572,010	4,280,604	7
Total risk-based capital	5,604,230	5,123,381	9
CET1 capital ratio	9.66%	8.95%	71	bps
Tier 1 risk-based capital ratio	10.95	10.23	72
Total risk-based capital ratio	13.42	12.25	117
Total shareholders’ equity to total assets ratio	9.49	10.25	(76)
Tangible common equity to tangible assets ratio(2)	7.66	8.08	(42)

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

Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the accounting for the allowance for credit losses, goodwill, and income taxes. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation, and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are applied in the application of these policies.
Allowance for Credit Losses
In accordance with CECL, the ACL, which includes both the allowance for loan losses and the allowance for credit losses on unfunded loan commitments, represents management's best estimate of expected losses over the life of loans adjusted for prepayments, and over the life of loan commitments expected to fund. Synovus' loans and unfunded loan commitments are grouped based upon the nature of the loan type and the forecasted PD, adjusted for relevant forecasted macroeconomic factors comprising multiple weighted scenarios representing different plausible outcomes, and LGD, to determine the allowance for the majority of our portfolio. Expected credit losses are estimated over the contractual term of the loan, adjusted for expected prepayments and curtailments when appropriate. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made (which is two years for Synovus), the Company reverts, on a straight-line basis back to the historical rates over a one year period. Life-of-loan loss percentages may also be adjusted, as necessary, for certain quantitative and qualitative factors that in management's judgment are necessary to reflect losses expected in the portfolio. These adjustments address inherent limitations in the quantitative model including uncertainty and limitations, among others. Loans that do not share risk characteristics are individually evaluated on a loan by loan basis with specific reserves, if any, recorded as appropriate.
The economic and business climate in any given industry or market is difficult to gauge and can change rapidly, and the effects of those changes can vary by borrower. The ACL is a significant accounting estimate as significant judgments and estimates are necessary in determining the reserve. Significant judgments include, among others, economic forecasts, the determination and measurement of individually evaluated loans, the timing of loan charge-offs, the probability of loan defaults, the net loss exposure in the event of loan defaults, qualitative loss factors, as well as other qualitative considerations. In determining the ACL, management makes numerous assumptions, estimates, and assessments, which are inherently subjective. The use of different estimates or assumptions could have a significant impact on the provision for credit losses, ACL, non-performing loans, loan charge-offs, financial condition, and results of operations. A detailed discussion of the methodology used in determining the ACL as well as information regarding recently issued accounting standards related to the allowance are included in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 5 - Loans and Allowance for Loan Losses" of this Report.
Goodwill
Goodwill represents the excess purchase price over the fair value of identifiable net assets of acquired businesses. Goodwill is tested for impairment at the reporting unit level, equivalent to a business segment or one level below. Synovus performs its annual evaluation of goodwill impairment during the fourth quarter of each year and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During 2020, due to triggering events brought on by COVID-19, Synovus performed quantitative assessments as of March 31, 2020, June 30, 2020, September 30, 2020, and November 30, 2020. The quantitative assessment of goodwill impairment included determining the estimated fair value of each reporting unit, utilizing a combination of discounted cash flow and market-based approaches, and comparing that fair value to each reporting unit’s carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
Based on the assessment performed at September 30, 2020, Synovus recognized a $44.9 million goodwill impairment charge representing all goodwill allocated to the Consumer Mortgage reporting unit. During the fourth quarter of 2020, Synovus performed an additional quantitative assessment of goodwill impairment for each reporting unit with a remaining goodwill balance, Community Banking, Wholesale Banking and Wealth Management, using the test date of November 30, 2020. Based on the results of the quantitative assessment, the fair value of each of these reporting units exceeded its respective carrying value. Additional qualitative analysis through year-end demonstrated that goodwill is not impaired as of December 31, 2020.
Goodwill assessments are highly sensitive to economic projections and the related assumptions and estimates used by management. Refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant

Accounting Policies" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 7 - Goodwill and Other Intangible Assets" in this Report for additional information.
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
DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Investment Securities Available for Sale
The investment securities portfolio consists primarily of high-quality liquid debt securities classified as available for sale. The on-going investment philosophy for the securities portfolio focuses on maintaining a readily accessible source of liquidity while also supporting the income and interest rate risk management objectives of the Company. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 4 - Investment Securities Available for Sale" in this Report for additional information.
During 2020, Synovus strategically repositioned the investment securities portfolio, which resulted in net gains of $78.9 million. The average balance of investment securities available for sale increased to $7.01 billion in 2020 from $6.76 billion in 2019, representing 14.6% and 15.6%, respectively, of average interest earning assets. The portfolio earned a taxable-equivalent rate of 2.55% and 3.09% for 2020 and 2019, respectively. As of December 31, 2020 and 2019, the estimated fair value of investment securities available for sale as a percentage of their amortized cost was 102.1% and 102.0%, respectively, with net unrealized gains of $160.6 million and $130.9 million, respectively. The investment securities portfolio had a weighted average duration of 2.5 years at December 31, 2020, compared to 3.5 years at December 31, 2019, with the reduction in portfolio duration primarily attributable to higher prepay expectations as a result of lower long-term interest rates.
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

Table 4 - Maturities and Weighted Average Yields of Investment Securities Available for Sale
	December 31, 2020
(dollars in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Fair Value
U.S. Treasury securities	$20,257	$—	$—	$—	$20,257
U.S. Government agency securities	432	2,112	79,776	—	82,320
Mortgage-backed securities issued by U.S. Government agencies	—	1,442	242	1,216,333	1,218,017
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	236	86,192	4,913,618	5,000,046
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	235	1,250,142	1,250,377
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	4,181	109,813	142,952	113,975	370,921
Corporate debt securities and other debt securities	—	9,337	9,142	2,021	20,500
Total	$24,870	$122,940	$318,539	$7,496,089	$7,962,438

Weighted Average Yield
U.S. Treasury securities	0.08%	—%	—%	—%	0.08%
U.S. Government agency securities	5.87	3.95	2.47	—	2.53
Mortgage-backed securities issued by U.S. Government agencies	—	2.62	7.77	2.10	2.10
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	5.19	2.30	2.08	2.08
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	1.50	2.49	2.49
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	2.09	2.59	2.58	3.26	2.79
Corporate debt securities and other debt securities	—	4.72	2.07	4.25	3.53
Total	0.52%	2.79%	2.47%	2.17%	2.18%

Loans
The following table shows loans by portfolio class and as a percentage of total loans, net of deferred fees and costs, as of December 31, 2020 and 2019.

Table 5 - Loans by Portfolio Class
	December 31,				December 31, 2020 vs. December 31, 2019 Change
	2020		2019
(dollars in thousands)	Total Loans	%*	Total Loans	%*
Commercial, financial, and agricultural	$12,574,899	32.9%	$10,239,559	27.6%	$2,335,340	23%
Owner-occupied	6,798,780	17.8	6,529,811	17.6	268,969	4
Total commercial and industrial	19,373,679	50.7	16,769,370	45.2	2,604,309	16
Investment properties	9,346,530	24.3	9,004,327	24.2	342,203	4
1-4 family properties	629,168	1.6	780,015	2.1	(150,847)	(19)
Land and development	594,736	1.6	709,442	1.9	(114,706)	(16)
Total commercial real estate	10,570,434	27.5	10,493,784	28.2	76,650	1
Consumer mortgages	5,507,700	14.4	5,546,368	14.9	(38,668)	(1)
Home equity lines	1,523,836	3.9	1,713,157	4.6	(189,321)	(11)
Credit cards	281,018	0.7	268,841	0.7	12,177	5
Other consumer loans	1,073,989	2.8	2,396,294	6.4	(1,322,305)	(55)
Total consumer	8,386,543	21.8	9,924,660	26.6	(1,538,117)	(15)
Total loans	38,330,656	100.0	37,187,814	100.0	1,142,842	3
Deferred fees and costs, net	(77,672)	nm	(25,364)	nm	(52,308)	206
Total loans, net of deferred fees and costs	$38,252,984	100.0%	$37,162,450	100.0%	$1,090,534	3%

*    Loan balance in each category is before net deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.
At December 31, 2020, total loans, net of deferred fees and costs, of $38.25 billion, increased $1.09 billion, or 3%, from December 31, 2019 due to net C&I growth of $2.60 billion, primarily in PPP loans, and net CRE growth of $76.7 million, partially offset by a $1.54 billion net decline in consumer loans. The decline in consumer loans is primarily the result of the strategic disposition of $1.42 billion in third-party single-service consumer loans and non-relationship consumer mortgage loans. C&I loans remain the largest component of our loan portfolio, representing 50.7% of total loans, while CRE and consumer loans represent 27.5% and 21.8%, respectively. The outstanding balance of PPP loans at December 31, 2020 was $2.19 billion, net of unearned fees of $48.9 million. Our portfolio composition is established through a comprehensive concentration management policy which sets limits for C&I, CRE, and consumer loan levels as well as sub-categories therein.
U.S. Small Business Administration Paycheck Protection Program (PPP)
Synovus is participating in the PPP, which is a loan program that originated from the CARES Act and was subsequently expanded by the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCEA Act”) which was passed by Congress on April 23, 2020 and signed into law on April 24, 2020. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. The loans are guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. Synovus began accepting applications from qualified customers on April 3, 2020 and provided nearly $2.9 billion in funding to close to 19,000 customers through the PPP during the second quarter of 2020. The average PPP loan was approximately $150 thousand, and the customers that received those loans employ over 335 thousand individuals. In November 2020, Synovus began receiving PPP loan forgiveness that totaled approximately $540 million, or approximately $516 million, net of unearned fees, for the fourth quarter of 2020. Deferred fees and costs, net at December 31, 2020 included $48.9 million of net fees associated with PPP loans.
On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the Economic Aid Act) was signed into law, and section 311 of the Economic Aid Act authorizes the SBA to guarantee PPP second draw loans. The PPP for first draw loans reopened during the week of January 11, 2021, and the SBA also started allowing certain eligible borrowers that previously received a PPP loan to apply for a second draw PPP with the same general loan terms as their first draw PPP loan with an extended maturity date of five years. A borrower is generally eligible for a second draw PPP Loan of up to $2 million if the borrower previously received a first draw PPP Loan and will or has used the full amount only for authorized uses, has no more than 300 employees, and can demonstrate at least a 25% reduction in gross receipts between any comparable quarter in 2019 and 2020. Synovus began participating in the second draw of the PPP on January 19, 2021 with over 8,000 loan applications submitted, totaling $1 billion in new requests, as of February 24, 2021.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at December 31, 2020 were $29.94 billion, or 78.2%, of the total loan portfolio, compared to $27.26 billion, or 73.4% at December 31, 2019.
At December 31, 2020 Synovus had six commercial loan relationships with total commitments of $100 million or more (including amounts funded), with no single relationship exceeding $150 million in commitments.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' loan portfolio and is primarily comprised of general middle market and commercial banking clients across a diverse set of industries. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of December 31, 2020, 83.2% (93.8% excluding PPP loans) of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral compared to 92.6% as of December 31, 2019. C&I loans grew $2.60 billion, or 16%, from December 31, 2019, driven primarily by $2.19 billion in PPP loans net of unearned fees at December 31, 2020.

Table 6 - Commercial and Industrial Loans by Industry
	December 31, 2020		December 31, 2019
(dollars in thousands)	Amount	%*	Amount	%*
Health care and social assistance	$3,688,993	19.0%	$3,083,355	18.4%
Finance and insurance	1,692,265	8.7	1,263,521	7.5
Retail trade	1,307,669	6.7	1,202,958	7.2
Manufacturing	1,281,518	6.6	1,208,688	7.2
Accommodation and food services	1,211,644	6.3	921,515	5.5
Real estate and rental and leasing	1,161,440	6.0	1,126,828	6.7
Wholesale trade	1,155,925	6.0	1,138,145	6.8
Professional, scientific, and technical services	1,140,458	5.9	883,433	5.3
Other services	1,127,567	5.8	1,005,420	6.0
Construction	1,043,778	5.4	702,892	4.2
Transportation and warehousing	926,188	4.8	854,954	5.1
Arts, entertainment and recreation	779,959	4.0	771,846	4.6
Real estate other	687,966	3.6	615,441	3.7
Public administration	435,870	2.2	342,329	2.0
Educational services	396,500	2.0	409,639	2.4
Agriculture, forestry, fishing, and hunting	384,076	2.0	369,185	2.2
Administration, support, waste management, and remediation	379,609	2.0	302,711	1.8
Information	292,493	1.5	314,740	1.9
Other industries	279,761	1.5	251,770	1.5
Total C&I loans	$19,373,679	100.0%	$16,769,370	100.0%

*    Loan balance in each category expressed as a percentage of total C&I loans.
At December 31, 2020, $12.57 billion of C&I loans, or 32.9% of the total loan portfolio (including PPP loans of $2.19 billion net of unearned fees), represented loans for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.

At December 31, 2020, $6.80 billion of C&I loans, or 17.8% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominately secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans primarily consist of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Total CRE loans of $10.57 billion increased $76.7 million from December 31, 2019, driven primarily by growth in income-producing investment properties loans mostly offset by declines in both 1-4 family properties and land and development loans.
Investment Properties Loans
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of December 31, 2020 were $9.35 billion, or 88.4% of the total CRE loan portfolio, and 24.3% of the total loan portfolio, growing $342.2 million, or 4%, compared to $9.00 billion, or 85.8% of the total CRE loan portfolio, and 24.2% of the total loan portfolio at December 31, 2019. Most sub-categories experienced growth other than shopping centers, which were down $178.3 million, or 10%, from December 31, 2019.
The following table shows the principal categories of the investment properties loan portfolio at December 31, 2020 and 2019.

Table 7 - Investment Properties Loan Portfolio
	December 31,
	2020		2019
(dollars in thousands)	Amount	%	Amount	%
Office buildings	$2,261,253	24.2%	$2,255,308	25.0%
Multi-family	2,197,942	23.5	1,989,096	22.1
Shopping centers	1,607,223	17.2	1,785,616	19.8
Hotels	1,444,264	15.5	1,284,291	14.3
Warehouses	702,020	7.5	703,705	7.8
Other investment property	1,133,828	12.1	986,311	11.0
Total investment properties loans	$9,346,530	100.0%	$9,004,327	100.0%

*    Loan balance in each category expressed as a percentage of total investment properties loans.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At December 31, 2020, 1-4 family properties loans totaled $629.2 million, or 6.0% of the CRE loan portfolio, and decreased by $150.8 million, or 19%, from December 31, 2019.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $594.7 million at December 31, 2020 decreased $114.7 million, or 16%, from $709.4 million at December 31, 2019.

Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network including first and second residential mortgages, HELOCs, and credit card loans, as well as home improvement, student and personal loans from third-party lending partnerships. The majority of Synovus' consumer loans are consumer mortgages and HELOCs secured by first and second liens on residential real estate primarily located in the markets served by Synovus. As of December 31, 2020 and 2019, weighted average FICO scores within the residential real estate portfolio based on committed balances were 791 and 787 for HELOCs and 776 and 778 for Consumer Mortgages, respectively.
Consumer loans at December 31, 2020 of $8.39 billion decreased $1.54 billion, or 15%, compared to $9.92 billion at December 31, 2019 primarily due to the strategic disposition of certain third-party single-service consumer loans and non-relationship consumer mortgage loans.
Consumer mortgages declined $38.7 million from December 31, 2019 due to the strategic sale of $180.2 million in non-relationship consumer mortgage loans, somewhat offset by record production primarily resulting from the low rate environment. HELOCs decreased $189.3 million, or 11%, from December 31, 2019 driven by paydowns and payoffs in the current low rate environment. Other consumer loans decreased $1.32 billion, or 55%, from December 31, 2019, primarily due to the strategic disposition of certain third-party single-service consumer loans totaling $1.24 billion. As of December 31, 2020, third-party lending partnerships had combined balances of $628.2 million, or 1.6%, of the total loan portfolio, compared to $1.98 billion, or 5.3%, of the total loan portfolio, at December 31, 2019, due to strategic dispositions and restructuring of certain lending partnership arrangements with a shift of new originations to held for sale.
The following table shows the composition of the loan portfolio at December 31, 2020, 2019, 2018, 2017, and 2016.

Table 8 - Composition of Loan Portfolio
	December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial
Commercial, financial, and agricultural	$12,574,899	32.9%	$10,239,559	27.6%	$7,449,698	28.7%	$7,179,487	29.0%	$6,909,036	29.0%
Owner-occupied	6,798,780	17.8	6,529,811	17.6	5,331,508	20.5	4,844,163	19.5	4,634,770	19.4
Real estate — construction	2,319,307	6.0	2,672,138	7.2	1,418,157	5.5	1,604,803	6.5	1,724,518	7.1
Real estate — mortgage	8,251,127	21.5	7,821,646	21.0	5,146,334	19.8	5,330,485	21.5	5,649,594	23.7
Total commercial	29,944,113	78.2%	27,263,154	73.4	19,345,697	74.5	18,958,938	76.5	18,917,918	79.2
Consumer
Real estate — mortgage	7,031,536	18.3	7,259,525	19.5	4,450,031	17.1	4,147,730	16.7	3,913,869	16.4
Consumer loans — credit cards	281,018	0.7	268,841	0.7	258,245	1.0	232,676	0.9	232,413	1.0
Consumer loans — other	1,073,989	2.8	2,396,294	6.4	1,916,743	7.4	1,473,451	5.9	818,182	3.4
Total consumer	8,386,543	21.8	9,924,660	26.6	6,625,019	25.5	5,853,857	23.5	4,964,464	20.8
Total loans	38,330,656		37,187,814		25,970,716		24,812,795		23,882,382
Deferred fees and costs, net	(77,672)	nm	(25,364)	nm	(24,143)	nm	(25,331)	nm	(25,991)	nm
Total loans, net of deferred fees and costs	$38,252,984	100.0%	$37,162,450	100.0%	$25,946,573	100.0%	$24,787,464	100.0%	$23,856,391	100.0%

*    Loan balance in each category is before net deferred fees and costs and is expressed as a percentage of total loans, net of deferred fees and costs.

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the composition of period-end deposits for 2020 and 2019. See Table 12 - Average Balances, Interest, and Yields/Rates in this Report for information on average deposits including average rates paid in 2020, 2019, and 2018.

Table 9 - Composition of Period-end Deposits
	2020		2019
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Non-interest-bearing demand deposits(2)	$12,382,708	26.5%	$8,661,220	22.6%
Interest-bearing demand deposits(2)	5,674,416	12.2	4,769,505	12.4
Money market accounts(2)	13,541,236	29.0	9,827,357	25.6
Savings deposits(2)	1,156,249	2.5	909,500	2.4
Public funds	6,760,628	14.5	4,622,318	12.0
Time deposits(2)	3,605,928	7.7	6,185,611	16.1
Brokered deposits	3,570,406	7.6	3,429,993	8.9
Total deposits	$46,691,571	100.0%	$38,405,504	100.0%
Core deposits(3)	$43,121,165	92.4%	$34,975,511	91.1%
Core transaction deposits(4)	$32,754,609	70.2%	$24,167,582	62.9%

Time deposits greater than $100,000, including brokered and public funds	$4,748,029	10.2%	$7,262,833	18.9%
Brokered time deposits	$1,590,096	3.4%	$2,154,095	5.6%
Public funds time deposits	$752,172	1.6%	$734,602	1.9%

(1)    Deposits balance in each category expressed as percentage of total deposits.
(2)    Excluding any public funds or brokered deposits.
(3)    Core deposits exclude brokered deposits.
(4)    Core transaction deposits consist of non-interest-bearing demand deposits, interest-bearing demand deposits, money market accounts, and savings deposits excluding public funds and brokered deposits.
Total period-end deposits were $46.69 billion at December 31, 2020, up significantly by $8.29 billion, or 22%, compared to year-end 2019, due largely to client preferences for maintaining liquidity during 2020 as well as government stimulus programs which further supported deposit growth, partially offset by strategic declines in time deposits. Core transaction deposits increased $8.59 billion, or 36%, compared to December 31, 2019, with significant growth in all categories. On an average basis, total deposits of $43.04 billion were up $5.21 billion, or 14%, compared to the prior year.
The following table shows maturities of time deposits of $100,000 or more at December 31, 2020.

Table 10 - Maturity Distribution of Time Deposits of $100,000 or More
(in thousands)	December 31, 2020
3 months or less	$1,075,822
Over 3 months through 6 months	823,138
Over 6 months through 12 months	1,139,047
Over 12 months	1,710,022
Total outstanding	$4,748,029

Net Interest Income
    The following table summarizes the components of net interest income for the years ended December 31, 2020, 2019, and 2018, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 21% federal income tax rate for the three years shown.

Table 11 - Net Interest Income
	Years Ended December 31,
(in thousands)	2020	2019	2018
Interest income	$1,804,495	$2,050,638	$1,344,305
Taxable-equivalent adjustment	3,424	3,025	553
Interest income, taxable-equivalent	1,807,919	2,053,663	1,344,858
Interest expense	291,747	454,835	195,892
Net interest income, taxable-equivalent	$1,516,172	$1,598,828	$1,148,966

Net interest income (interest income less interest expense) is the largest component of total revenues, representing earnings from the primary business of gathering funds from customer deposits and other sources, and investing those funds primarily in loans and fixed-income securities. Synovus’ long-term objective is to manage those assets and liabilities to maximize net interest income while balancing interest rate, credit, liquidity, and capital risks.
Net interest income for 2020 was $1.51 billion, down $83.1 million, or 5%, from $1.60 billion in 2019, and on a taxable-equivalent basis, net interest income decreased $82.7 million, or 5%, from 2019. The decline in net interest income from 2019 was due to declines of $87.3 million in PAA (primarily comprised of declines of $43.8 million of deposit premium amortization and $40.5 million of loan accretion) associated with the FCB acquisition and declines in market interest rates, which were somewhat offset by higher average earning assets including the impact of PPP with recognition of $46.0 million in processing fees. During 2020, average earning assets increased $4.55 billion, or 11%, driven primarily by an increase in net loans which included average PPP loans of $1.87 billion, an increase in interest-bearing funds held at the Federal Reserve Bank, an increase in loans held for sale, and an increase in investment securities available for sale.
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
The net interest margin was 3.18% for 2020, a decrease of 52 basis points from 3.70% in 2019, due primarily to the decline in market interest rates in addition to 21 basis points from declines in PAA. The yield on earning assets decreased 96 basis points to 3.78% from 4.74% in 2019, while the effective cost of funds decreased 44 basis points from 1.04% in 2019 to 0.60%.
The primary components of the yield on interest earning assets are loan yields, yields on investment securities, and the yield on balances held with the Federal Reserve Bank. Loan yields declined 94 basis points and yields on investment securities declined 54 basis points, primarily driven by declines in market interest rates and a decline of 13 basis points in loan yields from declines in PAA. Additionally, yields were somewhat diluted by the PPP loan portfolio which had a yield of 3.48%, inclusive of $46.0 million in processing fees recognized during the year. Earning asset yields were also negatively impacted by the increase in cash balances held with the Federal Reserve Bank as compared to the prior year.
The decline in the effective cost of funds during 2020 was primarily driven by declines in market interest rates and liability remixing. This was offset in part by 8 basis points of less favorable PAA in 2020 as compared to the prior year.

Table 12 - Average Balances, Interest, and Yields/Rates
	2020			2019			2018
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest earning assets:
Taxable loans, net(1)(2)	$38,597,852	$1,587,606	4.11%	$35,599,889	$1,806,060	5.07%	$25,128,248	$1,224,568	4.87%
Tax-exempt loans, net(1)(2)(3)	497,467	16,274	3.27	355,675	14,208	3.99	61,128	2,631	4.30
Less: Allowance for loan losses	513,743	—	—	259,833	—	—	253,091	—	—
Loans, net	38,581,576	1,603,880	4.16	35,695,731	1,820,268	5.10	24,936,285	1,227,199	4.92
Investment securities available for sale(3)	7,006,894	178,582	2.55	6,755,496	208,867	3.09	4,077,390	96,932	2.38
Trading account assets	6,593	121	1.84	5,119	138	2.70	14,025	360	2.57
Interest earning deposits with banks	21,081	197	0.94	21,586	491	2.27	41,191	884	2.15
Interest-bearing funds with Federal Reserve Bank	1,442,609	2,839	0.19	472,814	10,384	2.17	529,501	10,156	1.89
Federal funds sold and securities purchased under resale agreements	124,460	149	0.12	59,724	1,342	2.25	36,392	366	1.01
FHLB and Federal Reserve Bank stock	223,606	7,073	3.16	245,196	8,918	3.64	167,240	6,978	4.17
Mortgage loans held for sale	215,788	6,412	2.97	80,997	3,233	3.99	43,568	1,950	4.48
Other loans held for sale	265,764	8,666	3.21	517	22	4.11	3,945	33	0.83
Total interest earning assets	47,888,371	1,807,919	3.78	43,337,180	2,053,663	4.74	29,849,537	1,344,858	4.51
Cash and due from banks	531,963			510,755			408,684
Premises and equipment	481,371			487,202			429,542
Other real estate	9,740			14,539			5,655
Cash surrender value of bank-owned life insurance	1,003,560			767,142			546,864
Other assets(4)	2,223,033			1,675,112			428,565
Total assets	$52,138,038			$46,791,930			$31,668,847
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$7,510,429	$19,034	0.25%	$6,311,829	$42,254	0.67%	$4,855,603	$17,457	0.36%
Money market accounts	14,690,298	72,312	0.49	11,198,199	145,048	1.30	8,185,156	57,771	0.71
Savings deposits	1,056,777	247	0.02	905,338	487	0.05	820,501	251	0.03
Time deposits	7,853,325	126,184	1.61	10,054,459	169,160	1.68	4,826,625	68,392	1.42
Federal funds purchased and securities sold under repurchase agreements	192,967	274	0.14	236,601	522	0.22	208,727	523	0.25
Other short-term borrowings	492,697	7,643	1.53	1,123,613	25,663	2.25	163,206	3,030	1.83
Long-term debt	2,322,717	66,053	2.83	2,135,614	71,701	3.31	1,724,552	48,468	2.77
Total interest-bearing liabilities	34,119,210	291,747	0.84	31,965,653	454,835	1.41	20,784,370	195,892	0.94
Non-interest-bearing demand deposits	11,925,114			9,359,894			7,656,233
Other liabilities	1,021,633			714,521			230,043
Shareholders' equity	5,072,081			4,751,862			2,998,201
Total liabilities and shareholders' equity	$52,138,038			$46,791,930			$31,668,847
Net interest income, taxable equivalent net interest margin		$1,516,172	3.18%		$1,598,828	3.70%		$1,148,966	3.86%
Less: taxable-equivalent adjustment		3,424			3,025			553
Net interest income		$1,512,748			$1,595,803			$1,148,413

(1)Average loans are shown net of deferred fees and costs. NPLs are included.
(2)Interest income includes net loan fees as follows: 2020 — $76.1 million, 2019 — $35.6 million, and 2018 — $32.4 million.
(3)Reflects taxable-equivalent adjustments, using the statutory federal tax rate of 21%, in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.
(4)Includes average net unrealized gains/(losses) on investment securities available for sale of $197.5 million, $43.4 million, and $(133.6) million for the years ended December 31, 2020, 2019, and 2018, respectively.

Table 13 - Rate/Volume Analysis	2020 Compared to 2019 Change Due to(1)			2019 Compared to 2018 Change Due to(1)
(in thousands)	Volume/Mix	Yield/Rate	Net Change	Volume/Mix	Yield/Rate	Net Change
Interest earned on:
Taxable loans, net	$151,997	$(370,451)	$(218,454)	$509,969	$71,523	$581,492
Tax-exempt loans, net(2)	5,658	(3,592)	2,066	12,666	(1,089)	11,577
Investment securities(2)	7,768	(38,053)	(30,285)	63,739	48,196	111,935
Trading account assets	40	(57)	(17)	(229)	7	(222)
Interest earning deposits with banks	(11)	(283)	(294)	(422)	29	(393)
Interest-bearing funds with Federal Reserve Bank	21,045	(28,590)	(7,545)	(1,071)	1,299	228
Federal funds sold and securities purchased under resale agreements	1,457	(2,650)	(1,193)	236	740	976
FHLB and Federal Reserve Bank stock	(786)	(1,059)	(1,845)	3,251	(1,311)	1,940
Mortgage loans held for sale	5,378	(2,199)	3,179	1,677	(394)	1,283
Other loans held for sale	10,902	(2,258)	8,644	(28)	17	(11)
Total interest income	203,448	(449,192)	(245,744)	589,788	119,017	708,805

Interest paid on:
Interest-bearing demand deposits	8,031	(31,251)	(23,220)	5,242	19,555	24,797
Money market accounts	45,397	(118,133)	(72,736)	21,393	65,884	87,277
Savings deposits	76	(316)	(240)	25	211	236
Time deposits	(36,979)	(5,997)	(42,976)	74,235	26,533	100,768
Federal funds purchased and securities sold under repurchase agreements	(96)	(152)	(248)	70	(71)	(1)
Other short-term borrowings	(14,196)	(3,824)	(18,020)	17,575	5,058	22,633
Long-term debt	6,193	(11,841)	(5,648)	11,386	11,847	23,233
Total interest expense	8,426	(171,514)	(163,088)	129,926	129,017	258,943
Net interest income	$195,022	$(277,678)	$(82,656)	$459,862	$(10,000)	$449,862

(1)Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate, while rate change is change in rate times the previous volume.
(2)Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.

Non-interest Revenue
Non-interest revenue for the year ended December 31, 2020 was $506.5 million, up $150.6 million, or 42%, compared to the year ended December 31, 2019. Adjusted non-interest revenue, which excludes net investment securities gains (losses) and gain on sale and net changes in fair value of private equity investments, was $422.8 million, up $70.9 million, or 20%, compared to 2019, due primarily to strong growth in mortgage banking income with record production driven by the rate environment. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
The following table shows the principal components of non-interest income.

Table 14 - Non-interest Revenue
	Years Ended December 31,
(in thousands)	2020	2019	2018
Service charges on deposit accounts	$73,132	$88,190	$80,840
Fiduciary and asset management fees	63,251	58,388	54,685
Card fees	42,702	45,659	42,503
Brokerage revenue	44,781	41,608	35,366
Mortgage banking income	91,413	32,599	18,958
Capital markets income	27,336	30,529	5,803
Income from bank-owned life insurance	31,297	21,226	15,403
Investment securities gains (losses), net	78,931	(7,659)	(1,296)
Gain on sale and increase (decrease) in fair value of private equity investments	4,775	11,607	(4,743)
Other non-interest revenue	48,895	33,753	32,574
Total non-interest revenue	$506,513	$355,900	$280,093

Service charges on deposit accounts were $73.1 million in 2020, a decrease of $15.1 million, or 17%, compared to 2019, due primarily to the impact of COVID-19, including fewer transactions and the impact of higher average balances. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees of $26.2 million were down $12.5 million, or 32%. Account analysis fees of $28.8 million were flat compared to 2019. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposits, savings accounts, and small business accounts, were $18.1 million for 2020, down $2.6 million, or 13%, compared to 2019.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, financial planning, and family office services. Fiduciary and asset management fees were $63.3 million, an increase of $4.9 million, or 8%, from 2019. The increase was driven by growth in total assets under management. The total value of assets under management (including brokerage assets under management) at December 31, 2020 was approximately $20.2 billion, up 19%, compared to approximately $17.0 billion at December 31, 2019. Assets under management consist of all assets where Synovus has investment authority. Assets under advisement were approximately $5.3 billion at December 31, 2020 and $3.0 billion at December 31, 2019, up 79% from 2019. Assets under advisement consist of non-managed assets as well as non-custody assets where Synovus earns a consulting fee. Many of the fiduciary and asset management fee charges are based on asset values, and changes in these values throughout the year directly impact fees earned.
Card fees decreased $3.0 million, or 6%, over 2019. Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant discounts. Card fees are reported net of certain associated expense items including customer loyalty program expenses and network expenses. The decrease in 2020 from 2019 was primarily due to lower transaction volume as a result of the impact from COVID-19.
Brokerage revenue was $44.8 million, a $3.2 million, or 8%, increase over 2019. Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of customer assets. The increase in 2020 over 2019 was largely driven by growth in brokerage assets under management, increasing contributions from new hires, and higher transaction revenue from elevated market volatility.
Mortgage banking income, consisting of net gains on loan origination/sales activities, was significantly higher increasing $58.8 million, or 180%, compared to 2019, due to higher production and sales, including an increase in refinance volume, due primarily to a decline in long-term interest rates. Total secondary market mortgage loan production was $2.22 billion in 2020, an increase of $1.33 billion, or 148%, compared to 2019.
Capital markets income primarily includes fee income from customer derivative transactions. Additionally, capital markets income includes fee income from capital raising investment banking transactions and foreign exchange as well as other miscellaneous income from capital market transactions. Capital markets income decreased $3.2 million, or 10%, from 2019, primarily due to lower fees on customer derivative transactions with lower activity due to COVID-19.
Income from BOLI, which includes increases in the cash surrender value of policies and proceeds from insurance benefits, increased $10.1 million, or 47%, compared to 2019, primarily driven by additional investments of $250.0 million in BOLI policies in 2020 and income on proceeds from insurance benefits, which totaled $3.8 million compared to $760 thousand in 2019.
Investment securities gains, net, of $78.9 million, reflected strategic repositioning of the portfolio during 2020. The transactions were primarily focused on agency mortgage-backed securities, but also included the disposition of Synovus' remaining $155.0 million in asset-backed securities.
Gain on sale and increase/(decrease) in the fair value of private equity investments for 2020 included realized gains from the sale of positions in two publicly traded equity investments, offset partially by write-downs on two smaller remaining investments.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges and loan servicing fees, income from insurance commissions, gains from sales of GGL/SBA loans, and other miscellaneous items. Other non-interest revenue was up $15.1 million, or 45%, for 2020 and included higher loan servicing fees of $3.4 million primarily from the restructuring of our third-party lending partnership arrangements, a sale-leaseback gain of $2.4 million associated with a bank office property, a gain of $2.5 million from the sale of non-relationship mortgage loans, and a favorable valuation adjustment of $3.0 million for solar tax credit investments.
Non-interest Expense
Non-interest expense for the year ended December 31, 2020 was $1.18 billion, an increase of $80.6 million, or 7%, compared to the year ended December 31, 2019. During 2020, Synovus recognized a $44.9 million non-cash goodwill impairment charge representing the goodwill allocated to the Consumer Mortgage reporting unit. Adjusted non-interest expense, which excludes goodwill impairment, restructuring charges, loss on early extinguishment of debt, earnout liability adjustments, merger-related expense and certain other items, for 2020 increased $68.9 million, or 7%, compared to 2019. The increase in adjusted expense was largely driven by mortgage production commissions, consulting expense associated with Synovus Forward, PPP and COVID-19 related expenses, and investments in talent and technology. The efficiency ratio-FTE for 2020 was 58.32% compared to 56.22% in 2019, and the adjusted tangible efficiency ratio was 55.74% compared to 51.82% in 2019. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.
The following table summarizes non-interest expense for the years ended December 31, 2020, 2019, and 2018.

Table 15 - Non-interest Expense
	Years Ended December 31,
(in thousands)	2020	2019	2018
Salaries and other personnel expense	$618,214	$570,036	$453,420
Net occupancy, equipment, and software expense	169,658	161,906	130,482
Third-party processing and other services	83,034	75,696	58,625
Professional fees	56,899	35,300	26,737
FDIC insurance and other regulatory fees	25,210	31,696	24,494
Advertising expense	14,387	21,371	20,881
Amortization of intangibles	10,560	11,603	1,167
Goodwill impairment	44,877	—	—
Restructuring charges	26,991	1,230	(51)
Loss on early extinguishment of debt	10,466	4,592	—
Earnout liability adjustments	4,908	10,457	11,652
Merger-related expense	—	56,580	10,065
Other operating expenses	114,370	118,501	91,983
Total non-interest expense	$1,179,574	$1,098,968	$829,455

Salaries and other personnel expense increased $48.2 million, or 8%, compared to 2019, due primarily to higher mortgage production-based commissions of $26.3 million, higher bonus payments of $16.3 million, including PPP and COVID-19 related bonus payments, and general investments in talent. Synovus employees totaled 5,247, down 142, or 3%, from December 31, 2019.
Net occupancy, equipment, and software expense increased $7.8 million, or 5%, compared to 2019, driven primarily by investments in technology including upgrades to our mobile and online banking portal, online account origination capabilities, and other digital touchpoints. Synovus Bank's branch network consisted of 289 and 298 branches at December 31, 2020 and 2019, respectively.
Third-party processing and other services expense includes all third-party core operating system and processing charges as well as third-party loan servicing charges. Third-party processing expense increased $7.3 million, or 10%, compared to 2019 primarily due to loan growth from Synovus' consumer-based lending partnerships during the first half of 2020. During 2020, Synovus restructured certain of its third-party consumer-based lending partnership arrangements with a shift of new originations to held for sale and thereby reduced third-party loan servicing expense during the second half of 2020. Third-party processing expense also included $2.0 million in upfront processing fees associated with the PPP forgiveness process.
Professional fees increased $21.6 million, or 61%, compared to 2019, due primarily to increases in consulting fees related to Synovus' internal revenue growth and efficiency initiative announced in January 2020, Synovus Forward.
FDIC insurance and other regulatory fees decreased $6.5 million, or 20%, compared to 2019 due primarily to strategic balance sheet management actions, aimed at reducing FDIC expense.
Advertising expense decreased $7.0 million, or 33%, from 2019, driven by an intentional response to COVID-19 reflected by a lower level of traditional sponsorships and campaigns.
During the third quarter of 2020, Synovus recognized a $44.9 million non-cash goodwill impairment charge representing the goodwill allocated to the Consumer Mortgage reporting unit resulting from a combination of factors including the extended duration of lower market valuations, high volumes in refinance activity that have reduced mortgage yields, and the clarity around longer term policy actions designed to keep interest rates low.
As part of its Synovus Forward initiative, Synovus recorded restructuring charges of $27.0 million, consisting largely of severance charges of $15.6 million, during the year ended December 31, 2020. Severance charges included $13.7 million in one-time termination benefits associated with a voluntary early retirement program offered to employees in the latter part of 2020. During 2020, Synovus also recorded $10.5 million in lease termination charges and asset impairment charges related to branch closures and restructuring of corporate real estate. Synovus Bank operated 289 branches at December 31, 2020, compared to 298 branches at December 31, 2019, following the closing of 13 branches during 2020 and opening of 4 new branches.
During 2020, Synovus utilized excess liquidity and debt proceeds from debt issued by Synovus Bank in 2020 and terminated $1.13 billion in long-term FHLB obligations and redeemed $250.0 million in subordinated notes, incurring $10.5 million in losses on early extinguishment of debt. During 2019, Synovus repositioned certain assets and liabilities to improve portfolio performance and lower funding costs and incurred a $4.6 million loss on early extinguishment of debt from the termination of an assumed $150.0 million long-term FHLB obligation from the FCB acquisition.
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
Other operating expenses include travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, fair value adjustments to the Visa derivative, and other miscellaneous expenses. Other operating expenses were down $4.1 million for 2020 compared to 2019 largely due to declines in travel expense of $6.9 million as a result of COVID-19. Additionally, expense associated with fair value adjustments to the Visa derivative was lower with $890 thousand in 2020, compared to $3.6 million in 2019. Other operating expenses for 2020 also included a $2.7 million valuation adjustment on a MPS receivable and a $2.5 million charge from termination of customer swaps.

Income Taxes
Income tax expense was $111.0 million for the year ended December 31, 2020 compared to $201.2 million and $118.9 million for the years ended December 31, 2019 and 2018, respectively. The effective income tax rate for the years ended December 31, 2020, 2019 and 2018 was 22.9%, 26.3% and 21.7%, respectively. The federal statutory rate was 21% in each year. The decrease in the effective tax rate from 2019 to 2020 was largely driven by the recognition of discrete benefits partly offset by the non-deductible impairment of goodwill. Additionally, the effective tax rate in 2019 was higher largely due to non-deductible merger-related expenses associated with the FCB acquisition.
On March 27, 2020, the U.S. government enacted the CARES Act which includes various provisions impacting the calculation of income taxes. In the first quarter of 2020, Synovus recognized a discrete tax benefit of $2.7 million related to an NOL carryback claim as permitted by the Act. The Company also estimates the payment of approximately $8.3 million of employer payroll taxes otherwise due in 2020 will be delayed, with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. The Company continues evaluating the implication of the CARES Act on its operations and with the exception of these and certain state concessions, we do not expect the provisions of the CARES Act to have a significant impact on the Company’s current tax provision.
Deferred tax assets represent amounts available to reduce income taxes payable in future years. At December 31, 2020, net deferred tax assets were $130.8 million compared to $65.1 million at December 31, 2019.
Synovus currently expects to realize the $130.8 million in net deferred tax assets well in advance of the statutory carryforward period. At December 31, 2020, $10.5 million, or 8%, of the net deferred tax asset relates to federal and state NOLs which have expiration dates beginning in 2023 through 2034. State tax credits at December 31, 2020 total $8.6 million and have expiration dates through the tax year 2030. Additionally, $111.8 million of the net deferred tax assets have no expiration date as of December 31, 2020. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 18 - Income Taxes" of this Report for additional discussion regarding deferred income taxes.
Credit Quality
Synovus continuously monitors the quality of its loan portfolio by industry, property type, geography, as well as credit quality metrics. At December 31, 2020, credit quality remained relatively stable with NPA and NPL ratios of 0.50% and 0.39%, respectively, and total past dues of 0.12%. While our entire loan portfolio is continuously assessed, enhanced monitoring continues for industries most affected by COVID-19. Elevated risk remains and is largely concentrated in hospitality-related segments including hotels and full-service restaurants.

Table 16 - Selected Credit Quality Metrics
	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Non-performing loans	$151,079	$101,636	$106,733	$115,561	$153,378
Impaired loans held for sale	23,590	—	1,506	11,278	—
ORE and other assets	17,394	35,810	6,220	3,758	22,308
Non-performing assets	$192,063	$137,446	$114,459	$130,597	$175,686
Loans 90 days past due and still accruing	$4,117	$15,943	$3,798	$4,414	$3,135
As a % of loans	0.01%	0.04%	0.01%	0.02%	0.01%
Total past due loans and still accruing	$47,349	$123,793	$56,927	$52,031	$65,106
As a % of loans	0.12%	0.33%	0.22%	0.21%	0.27%
Accruing TDRs(1)	$134,972	$133,145	$115,588	$151,271	$195,776
Non-performing loans as a % of total loans	0.39%	0.27%	0.41%	0.47%	0.64%
Non-performing assets as a % of total loans, impaired loans held for sale, ORE, and specific other assets	0.50	0.37	0.44	0.53	0.74

(1)    Does not include loan modifications made under the CARES Act.
Non-performing Assets
Total NPAs were $192.1 million at December 31, 2020, a $54.6 million, or 40%, increase from $137.4 million at December 31, 2019. Total NPAs as a percentage of total loans, other loans held for sale, ORE and specific other assets increased 13 basis points to 0.50% at December 31, 2020 compared to 0.37% at December 31, 2019. The increase in NPAs compared to December 31, 2019 was mostly isolated to a few larger commercial relationships being designated as non-

performing. NPLs were $151.1 million at December 31, 2020, a $49.4 million, or 49%, increase from $101.6 million at December 31, 2019.
The following table shows the components of NPAs by portfolio class at December 31, 2020 and 2019.

Table 17 - NPAs by Portfolio Class
	December 31,
	2020				2019
(in thousands)	NPLs	ORE and Other Assets	Impaired Loans Held for Sale	Total NPAs	NPLs	ORE and Other Assets	Total NPAs
Commercial, financial, and agricultural	$77,386	$44	$—	$77,430	$56,186	$5,962	$62,148
Owner-occupied	20,019	739	—	20,758	9,780	1,934	11,714
Total commercial and industrial	97,405	783	—	98,188	65,966	7,896	73,862
Investment properties	24,631	251	23,590	48,472	2,024	2,069	4,093
1-4 family properties	3,619	—	—	3,619	2,253	—	2,253
Land and development	2,163	785		2,948	1,110	3,012	4,122
Total commercial real estate	30,413	1,036	23,590	55,039	5,387	5,081	10,468
Consumer	23,261	—	—	23,261	30,283	1,396	31,679
Other assets	—	15,575	—	15,575	—	21,437	21,437
Total	$151,079	$17,394	$23,590	$192,063	$101,636	$35,810	$137,446

Troubled Debt Restructurings
At December 31, 2020, TDRs (accruing and non-accruing) were $174.0 million, an increase of $23.8 million, or 16%, compared to December 31, 2019. Accruing TDRs were $135.0 million at December 31, 2020 compared to $133.1 million at December 31, 2019, an increase of $1.8 million. Non-accruing TDRs of $39.0 million at December 31, 2020 increased $22.0 million from December 31, 2019. The primary driver of the increase in non-accruing TDRs compared to December 31, 2019 is a result of two large TDR relationships being downgraded to non-accruing.
Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At both December 31, 2020 and 2019, approximately 99% of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have continued to remain at lower levels with seven defaults with a recorded investment of $21.7 million for the year ended December 31, 2020 compared to four defaults with a recorded investment of $326 thousand for the year ended December 31, 2019.
The table below shows accruing TDRs by risk grade at December 31, 2020 and 2019.

Table 18 - Accruing TDRs by Risk Grade
	December 31,
	2020		2019
(dollars in thousands)	Amount	%	Amount	%
Pass	$72,463	53.7%	$70,574	53.0%
Special mention	8,935	6.6	11,735	8.8
Substandard	53,574	39.7	50,836	38.2
Total accruing TDRs	$134,972	100.0%	$133,145	100.0%

The following table shows TDRs by portfolio class at December 31, 2020 and 2019.

Table 19 - TDRs by Portfolio Class
	December 31,
(in thousands)	2020	2019
Commercial, financial and agricultural	$46,792	$43,164
Owner-occupied	44,185	49,221
Total commercial and industrial	90,977	92,385
Investment properties	38,212	9,753
1-4 family properties	4,184	4,755
Land and development	4,852	10,418
Total commercial real estate	47,248	24,926
Consumer mortgages	19,757	19,017
Home equity lines	8,386	7,038
Other consumer loans	7,639	6,864
Total consumer	35,782	32,919
Total TDRs	$174,007	$150,230

Non-TDR Modifications due to COVID-19
Regulatory agencies have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of COVID-19. In the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), for example, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and their unwillingness to criticize institutions for working with borrowers in a safe and sound manner. Moreover, the Interagency Statement provided that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. On December 27, 2020, the Consolidated Appropriations Act, 2021, extended the applicable period of Section 4013 of the CARES Act. This allows banks to elect to not consider loan modifications related to COVID-19 that are made between March 1, 2020 and the earlier of January 1, 2022, or 60 days after the national emergency ends to borrowers that are current (i.e. less than 30 days past due as of December 31, 2019) as TDRs. The regulatory agencies further stated that performing loans granted payment deferrals due to COVID-19 are not considered past due or non-accrual. FASB confirmed the foregoing regulatory agencies' view, that such short-term modifications (e.g., six months) made on a good-faith basis in response to COVID-19 for borrowers who are current are not TDRs.

Beginning in late March 2020, Synovus provided relief programs consisting primarily of 90-day payment deferral relief to borrowers negatively impacted by COVID-19 and has primarily accounted for these loan modifications in accordance with ASC 310-40. During the third and fourth quarters of 2020, upon evaluation of facts and circumstances, the CARES Act was elected for certain loan modifications that met the criteria of Section 4013 of the CARES Act. The deferred payments along with interest accrued during the deferral period are generally due and payable on the maturity date of the existing loan. Based on the terms of the deferral relief program, which did not provide for forgiveness of interest, Synovus recognized interest income on loans during the deferral period. As of December 31, 2020, 0.3% of the total loan portfolio was in a P&I deferral status, down significantly from approximately 15% of the total loan portfolio that had been granted P&I deferral through our relief programs as of the filing of our first quarter 2020 10-Q. In addition to our P&I deferment program, under the CARES Act, we have also provided borrowers who have been impacted during the current crisis with other modifications such as interest only relief or amortization extensions on approximately 2% of total loans.
Past Due Loans
As a percentage of total loans outstanding, loans 30 or more days past due and still accruing interest were 0.12% and 0.33% at December 31, 2020 and 2019, respectively. As a percentage of total loans outstanding, loans 90 days past due and still accruing interest were 0.01% and 0.04% at December 31, 2020 and December 31, 2019, respectively. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments.

Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. The increase in criticized and classified loans at December 31, 2020 compared to December 31, 2019 was primarily due to increases in special mention and substandard accruing loans in the hotel industry as a result of COVID-19.

Table 20 - Criticized and Classified Loans	December 31,
(dollars in thousands)	2020	2019
Special mention loans	$977,028	$225,218
Substandard loans	553,720	385,862
Doubtful loans	33,204	1,281
Loss loans	3,032	3,270
Criticized and Classified loans	$1,566,984	$615,631
As a % of total loans	4.1%	1.7%

Potential Problem Loans
Potential problem loans are defined by management as certain performing loans with a well-defined weakness where there is information about possible credit problems of borrowers which causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans were $374.2 million and $222.3 million at December 31, 2020 and 2019, respectively, and consist of substandard accruing loans (included in criticized and classified loans) but exclude both loans 90 days past due and still accruing interest and substandard accruing TDRs, which are reported separately. Management’s current expectation of probable losses from potential problem loans is included in the ACL, and management cannot predict at this time whether these potential problem loans ultimately will become NPLs or result in losses.
For more information, see the loan portfolio class by risk grade tables and additional information in "Part II - Item 8. Financial Statements and Supplementary Data - Note 5 - Loans and Allowance for Loan Losses" in this Report.
Net Charge-offs
Total 2020 net charge-offs were $94.7 million, or 0.24%, of average loans, compared to total net charge-offs of $57.6 million, or 0.16% of average loans in 2019.
Provision for Credit Losses and Allowance for Credit Losses (ACL)
Provision for credit losses (which includes the provisions for loan losses and unfunded commitments) of $355.0 million for the year ended December 31, 2020 reflected the building of the ACL required under CECL primarily as a result of uncertainty and deterioration in the economic environment due to the impact of COVID-19. The provision for loan losses was $87.7 million for the year ended December 31, 2019. The ACL at December 31, 2020 totaled $653.5 million consisting of an ALL of $605.7 million and a reserve for unfunded commitments of $47.8 million, resulting in an ACL to loans coverage ratio of 1.71% and an ACL to NPLs ratio of 433%. Excluding PPP loans, the ACL to loan coverage ratio was 1.81%. Under the incurred loss methodology, reserves for credit losses were recognized only when the losses were probable or had been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts.
The ACL at December 31, 2020 utilized a two-year reasonable and supportable period and comprised a multi-scenario framework including a base economic outlook which incorporates the most recently enacted stimulus with modest economic growth and improvement in the unemployment rate throughout 2021 and 2022. The ALL at December 31, 2019 was $281.4 million, or 0.76% of total loans, applying the incurred loss impairment guidance.
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 5 - Loans and Allowance for Loan Losses" in this Report for more information.
A summary by loan category of loans charged off, recoveries of loans previously charged off, and additions to the allowance through provision for loan losses for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 is presented in the following table:

Table 21 - Allowance for Loan Losses – Summary of Activity by Loan Category
	Years Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Allowance for loan losses at beginning of year	$281,402	$250,555	$249,268	$251,758	$252,496
Impact from adoption of ASU 2016-13	82,994	—	—	—	—
Loans charged off
Commercial:
Commercial, financial, and agricultural	73,513	44,035	45,831	31,154	20,058
Owner-occupied	2,747	5,538	2,944	18,090	4,981
Real estate — construction	3,900	769	2,341	5,294	6,815
Real estate — mortgage	9,313	4,770	2,067	6,899	11,401
Total commercial	89,473	55,112	53,183	61,437	43,255
Consumer:
Real estate — mortgage	7,795	3,885	6,165	16,901	6,071
Consumer loans — credit cards	8,952	8,721	5,462	5,755	5,376
Consumer loans — other	13,042	11,417	9,244	6,326	3,258
Total consumer	29,789	24,023	20,871	28,982	14,705
Total loans charged off	119,262	79,135	74,054	90,419	57,960
Recoveries of loans previously charged off
Commercial:
Commercial, financial, and agricultural	13,167	7,317	6,585	5,727	7,803
Owner-occupied	377	510	580	958	1,268
Real estate — construction	1,278	5,245	7,351	4,173	7,846
Real estate — mortgage	1,579	3,373	2,837	3,853	7,380
Total commercial	16,401	16,445	17,353	14,711	24,297
Consumer:
Real estate — mortgage	3,896	2,273	3,980	4,188	3,184
Consumer loans — credit cards	1,081	995	631	824	876
Consumer loans — other	3,172	1,810	1,680	1,021	865
Total consumer	8,149	5,078	6,291	6,033	4,925
Recoveries of loans previously charged off	24,550	21,523	23,644	20,744	29,222
Net loans charged off	94,712	57,612	50,410	69,675	28,738
Provision for loan losses	336,052	87,720	51,697	67,185	28,000
Transfer of unfunded commitment reserve to allowance for loan losses	—	739	—	—	—
Allowance for loan losses at end of year	$605,736	$281,402	$250,555	$249,268	$251,758
Ratios:
Allowance for loan losses to loans, net of deferred fees and costs	1.58%	0.76%	0.97%	1.01%	1.06%
Net charge-offs as a percentage of average loans net of deferred fees and costs	0.24%	0.16%	0.20%	0.29%	0.12%

The following table shows the allocation of the allowance for loan losses by loan category at December 31, 2020, 2019, 2018, 2017, and 2016.

Table 22 - Allocation of Allowance for Loan Losses
	December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial
Commercial, financial, and agricultural	$166,538	32.9%	$102,612	27.6%	$92,608	28.7%	$87,781	29.0%	$88,208	29.0%
Owner-occupied	63,017	17.8	43,170	17.6	40,515	20.5	39,022	19.5	37,570	19.4
Real estate - construction	64,872	6.0	29,286	7.2	24,278	5.5	27,518	6.5	33,827	7.1
Real estate - mortgage	65,870	21.5	38,144	21.0	44,518	19.8	47,479	21.5	47,989	23.7
Total commercial	360,297	78.2	213,212	73.4	201,919	74.5	201,800	76.5	207,594	79.2

Consumer
Real estate - mortgage	179,167	18.3	32,528	19.5	24,752	17.1	24,771	16.7	28,381	16.4
Consumer loans - credit cards	32,391	0.7	16,246	0.7	12,613	1.0	10,378	0.9	8,936	1.0
Consumer loans - other	33,881	2.8	19,416	6.4	11,271	7.4	12,319	5.9	6,847	3.4
Total consumer	245,439	21.8	68,190	26.6	48,636	25.5	47,468	23.5	44,164	20.8
Total allowance for loan losses	$605,736	100.0%	$281,402	100.0%	$250,555	100.0%	$249,268	100.0%	$251,758	100.0%

(1)    Loan balance in each category expressed as a percentage of total loans, net of deferred fees and costs. See Table 8 - Composition of Loan Portfolio in this Report for calculation.

Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by our primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach under Basel III. At December 31, 2020, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 23 - Capital Ratios
(dollars in thousands)	December 31, 2020	December 31, 2019
CET1 capital
Synovus Financial Corp.	$4,034,865	$3,743,459
Synovus Bank	4,641,711	4,640,501
Tier 1 risk-based capital
Synovus Financial Corp.	4,572,010	4,280,604
Synovus Bank	4,641,711	4,640,501
Total risk-based capital
Synovus Financial Corp.	5,604,230	5,123,381
Synovus Bank	5,361,611	4,923,279
CET1 capital ratio
Synovus Financial Corp.	9.66%	8.95%
Synovus Bank	11.11	11.10
Tier 1 risk-based capital ratio
Synovus Financial Corp.	10.95	10.23
Synovus Bank	11.11	11.10
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	13.42	12.25
Synovus Bank	12.83	11.78
Leverage ratio
Synovus Financial Corp.	8.50	9.16
Synovus Bank	8.73	9.94
Tangible common equity to tangible assets ratio(1)
Synovus Financial Corp.	7.66	8.08

(1)    See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
At December 31, 2020, Synovus' CET1 ratio increased to 9.66%, well in excess of regulatory requirements including the capital conservation buffer of 2.5%. The December 31, 2020 CET1 ratio improved 71 basis points compared to December 31, 2019 driven by a combination of earnings and balance sheet activities. Synovus' total risk-based capital ratio increased by 117 basis points to 13.42% compared to December 31, 2019 including the impact of subordinated debt optimization during the fourth quarter of 2020 with the issuance of $200.0 million by Synovus Bank and redemption of $250.0 million by Synovus. For more information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Regulatory Capital" in this Report. Management reviews the Company's capital position on an on-going basis and believes, based on internal capital analyses and earnings projections, that Synovus is well positioned to meet relevant regulatory capital standards.
On August 26, 2020, the federal banking regulators issued a final rule (following an interim final rule issued on March 27, 2020) that allowed electing banking organizations that adopted CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Synovus adopted CECL on January 1, 2020 and the December 31, 2020 regulatory capital ratios reflect Synovus' election of the five-year transition provision. At December 31, 2020, $90.0 million, or a cumulative 22 basis points benefit to CET1, was deferred. For additional information on CECL, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in this Report.
As a result of the greater economic uncertainty associated with the COVID-19 pandemic, Synovus suspended its share repurchase activity beyond the $16.2 million of common stock repurchased during the first quarter of 2020. During 2019,

Synovus repurchased $725.0 million of common stock.
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
During 2020, Synovus Bank and non-bank subsidiaries paid upstream cash dividends to the Parent Company totaling $547.5 million. During 2019, Synovus Bank paid upstream cash dividends to the Parent Company totaling $400.0 million and during 2018, Synovus Bank and non-bank subsidiaries made upstream cash distributions to the Parent Company totaling $260.0 million including cash dividends of $250.0 million.
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
In accordance with Synovus policies and regulatory guidance, ALCO evaluates contractual and anticipated cash flows under normal and stressed conditions to properly manage the Company's liquidity profile. Synovus places an emphasis on maintaining numerous sources of current and contingent liquidity to meet its obligations to depositors, borrowers, and creditors on a timely basis. Liquidity is generated through various sources, including, but not limited to, maturities and repayments of loans by customers, maturities and sales of investment securities, and growth in core or wholesale deposits. Management continuously monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to manage customer deposit withdrawals, loan requests, and other funding demands.
Synovus Bank also generates liquidity through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank also has the capacity to access funding through its membership in the FHLB system and through the Federal Reserve discount window. During 2020, Synovus increased its FHLB availability by over $2.0 billion through expanding pledged collateral. At December 31, 2020, based on currently pledged collateral, Synovus Bank had access to FHLB funding of $6.48 billion, subject to FHLB credit policies.
In addition to bank level liquidity management, Synovus must manage liquidity at the parent company level for various operating needs including the servicing of debt, the payment of dividends on our common stock and preferred stock, share repurchases, payment of general corporate expenses, and potential capital infusions into subsidiaries. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and the Federal Reserve Bank. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity, and overall condition. In addition, both the GA DBF and Federal Reserve Bank may require approval to pay dividends, based on certain regulatory statutes and limitations.
During 2020, Synovus Bank issued $400.0 million in senior notes and $200.0 million in subordinated debt with proceeds from the offerings used to extinguish long-term debt obligations. Synovus terminated $1.13 billion in long-term FHLB obligations and redeemed $250.0 million in subordinated notes and incurred $10.5 million in losses on early extinguishment of debt during the year ended December 31, 2020. For additional information on these offerings, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Long-term Debt and Short-term Borrowings" ~~i~~n this Report.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank were to increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I – Item 1A. Risk Factors - Credit and Liquidity - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results" and "- Market and Other General Risk - The COVID-19 pandemic has adversely impacted, and will likely continue to adversely impact, Synovus’ business, financial condition, liquidity, capital and results of operations." Furthermore, Synovus may, from time to time, take advantage of attractive market opportunities to refinance its existing debt, redeem its preferred stock, or strengthen its liquidity or capital position.

Contractual Cash Obligations
The following table summarizes, by remaining maturity, Synovus’ significant contractual cash obligations at December 31, 2020. Excluded from the table below are certain liabilities with variable cash flows and/or no contractual maturity. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Commitments and Contingencies" of this Report for information on Synovus' commitments to extend credit including loan commitments and letters of credit along with obligations related to Synovus' sponsorship of MPS businesses. Additionally, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 9 - Deposits" of this Report for information on contractual maturities of time deposits.

Table 24 - Contractual Cash Obligations
	Payments Due After December 31, 2020
(in thousands)	1 Year or Less	Over 1 - 3 Years	4 - 5 Years	After 5 Years	Total
Long-term debt obligations	$44,433	$775,058	$51,803	$613,866	$1,485,160
Finance lease obligations	839	645	250	93	1,827
Operating lease obligations	30,806	58,694	54,257	414,201	557,958
Minimum lease obligations related to operating leases not yet commenced	1,198	2,760	2,906	9,789	16,653
Purchase commitments(1)	67,152	39,687	15,127	—	121,966
Commitments to fund low income housing, solar energy tax credit, and other CRA partnerships(2)	90,898	41,201	447	1,400	133,946
Total contractual cash obligations	$235,326	$918,045	$124,790	$1,039,349	$2,317,510

(1)    Legally binding purchase obligations of $1.0 million or more.
(2)    Commitments to fund investments in low income housing, solar energy tax credits, and other CRA partnerships have scheduled funding dates that are contingent on events that have not yet occurred, and may be subject to change.
Earning Assets and Sources of Funds
Average total assets for 2020 increased $5.35 billion, or 11%, to $52.14 billion as compared to average total assets of $46.79 billion for 2019. Average earning assets increased $4.55 billion, or 11%, in 2020 as compared to the prior year and represented 91.8% of average total assets for 2020, as compared to 92.6% in 2019. The increase in average earning assets resulted primarily from a $2.89 billion, or 8% increase in average loans, net, which included average PPP loans of $1.87 billion, a $969.8 million increase in interest-bearing funds held at the Federal Reserve Bank, a $265.2 million increase in loans held for sale, and a $251.4 million increase in investment securities available for sale.
Average interest-bearing liabilities for 2020 of $34.12 billion increased $2.15 billion, or 7%, from $31.97 billion in 2019. Average money market deposits and average interest-bearing demand deposits increased $3.49 billion, or 31%, and $1.20 billion, or 19%, respectively, from 2019. These increases were partially offset by a decrease in average time deposits of $2.20 billion, or 22%, and a decrease in other short-term borrowings of $630.9 million, or 56%. Average non-interest-bearing demand deposits also increased $2.57 billion, or 27%, to $11.93 billion compared to 2019. Deposits overall were up significantly from 2019 due largely to client preferences for maintaining liquidity as well as government stimulus programs which further supported deposit growth, partially offset by strategic declines in average time deposits.
For more detailed information on the average balance sheets for the years ended December 31, 2020, 2019, and 2018, refer to Table 12 - Average Balances, Interest, and Yields/Rates.

The table below shows the maturities of total commercial loans as of December 31, 2020. Also provided are the amounts due after one year, classified according to the sensitivity in interest rates. Actual repayments of loans may differ from the contractual maturities reflected therein because borrowers have the right to prepay obligations with and without prepayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could create differences between the contractual maturities and the actual repayment of such loans.

Table 25 - Loan Maturities and Interest Rate Sensitivity
	December 31, 2020
(in thousands)	One Year Or Less	Over One Year Through Five Years	Over Five Years	Total
Selected loan categories:
Commercial, financial, and agricultural	$2,058,927	$7,636,616	$2,879,356	$12,574,899
Owner-occupied	1,050,990	3,592,789	2,155,001	6,798,780
Real estate - construction	734,998	1,449,611	134,697	2,319,306
Real estate - mortgage	1,800,327	4,541,768	1,909,033	8,251,128
Total commercial	$5,645,242	$17,220,784	$7,078,087	$29,944,113

Loans due after one year:
Having predetermined interest rates				$10,638,350
Having floating or adjustable interest rates				13,660,521
Total				$24,298,871

Recently Issued Accounting Standards
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for further information.

Non-GAAP Financial Measures
The measures entitled adjusted non-interest revenue; adjusted non-interest expense; adjusted total revenues; adjusted tangible efficiency ratio; adjusted return on average assets; adjusted net income available to common shareholders; adjusted net income per common share, diluted; adjusted return on average common equity; return on average tangible common equity; adjusted return on average tangible common equity; and tangible common equity to tangible assets ratio are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest revenue, total non-interest expense, total revenues, efficiency ratio-FTE, return on average assets, net income available to common shareholders, net income per common share, diluted, return on average common equity, and the ratio of total shareholders’ equity to total assets, respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted non-interest revenue and adjusted total revenues are measures used by management to evaluate non-interest revenue and total revenues exclusive of net investment securities gains (losses) as well as gain on sale and changes in fair value of private equity investments, net. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted return on average assets, adjusted net income available to common shareholders, adjusted net income per common share, diluted, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. The return on average tangible common equity and adjusted return on average tangible common equity are measures used by management to compare Synovus’ performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity to tangible assets ratio is used by management to assess the strength of our capital position. The computations of these measures are set forth in the tables below.

Table 26 - Reconciliation of Non-GAAP Financial Measures
	Years Ended December 31,
(dollars in thousands)	2020	2019
Adjusted non-interest revenue
Total non-interest revenue	$506,513	$355,900
Subtract/add: Investment securities (gains) losses, net	(78,931)	7,659
Subtract: Gain on sale and increase in fair value of private equity investments, net	(4,775)	(11,607)
Adjusted non-interest revenue	$422,807	$351,952

Adjusted non-interest expense
Total non-interest expense	$1,179,574	$1,098,968
Subtract: Earnout liability adjustments	(4,908)	(10,457)
Subtract: Goodwill impairment	(44,877)	—
Subtract: Merger-related expense	—	(56,580)
Subtract: Restructuring charges	(26,991)	(1,230)
Subtract: Valuation adjustment to Visa derivative	(890)	(3,611)
Subtract: Loss on early extinguishment of debt	(10,466)	(4,592)
Adjusted non-interest expense	$1,091,442	$1,022,498

Adjusted total revenues and adjusted tangible efficiency ratio
Adjusted non-interest expense	$1,091,442	$1,022,498
Subtract: Amortization of intangibles	(10,560)	(11,603)
Adjusted tangible non-interest expense	1,080,882	1,010,895

Net interest income	1,512,748	1,595,803
Add: Tax equivalent adjustment	3,424	3,025
Add: Total non-interest revenue	506,513	355,900
Total FTE revenues	$2,022,685	$1,954,728
Subtract/add: Investment securities (gains) losses, net	(78,931)	7,659
Subtract: Gain on sale and increase in fair value of private equity investments, net	(4,775)	(11,607)
Adjusted total revenues	$1,938,979	$1,950,780
Efficiency ratio-FTE	58.32%	56.22%
Adjusted tangible efficiency ratio	55.74	51.82

Table 26 - Reconciliation of Non-GAAP Financial Measures, continued
	Years Ended December 31,
(in thousands, except per share data)	2020	2019
Adjusted return on average assets
Net income	$373,695	$563,780
Add: Income tax expense, net related to State Tax Reform	—	4,402
Add: Earnout liability adjustments	4,908	10,457
Add: Goodwill impairment	44,877	—
Add: Merger-related expense	—	56,580
Add: Restructuring charges	26,991	1,230
Add: Valuation adjustment to Visa derivative	890	3,611
Add: Loss on early extinguishment of debt	10,466	4,592
Subtract/add: Investment securities (gains) losses, net	(78,931)	7,659
Subtract: Gain on sale and increase in fair value of private equity investments, net	(4,775)	(11,607)
Add/subtract: Tax effect of adjustments	11,748	(9,343)
Adjusted net income	$389,869	$631,361
Total average assets	$52,138,038	$46,791,930
Return on average assets	0.72%	1.20%
Adjusted return on average assets	0.75	1.35

Adjusted net income available to common shareholders and adjusted net income per common share, diluted
Net income available to common shareholders	$340,532	$540,899
Add: Income tax expense, net related to State Tax Reform	—	4,402
Add: Earnout liability adjustments	4,908	10,457
Add: Goodwill impairment	44,877	—
Add: Merger-related expense	—	56,580
Add: Restructuring charges	26,991	1,230
Add: Valuation adjustment to Visa derivative	890	3,611
Add: Loss on early extinguishment of debt	10,466	4,592
Subtract/add: Investment securities (gains) losses, net	(78,931)	7,659
Subtract: Gain on sale and increase in fair value of private equity investments, net	(4,775)	(11,607)
Add/subtract: Tax effect of adjustments	11,748	(9,343)
Adjusted net income available to common shareholders	$356,706	$608,480
Weighted average common shares outstanding, diluted	148,210	156,058
Net income per common share, diluted	$2.30	$3.47
Adjusted net income per common share, diluted	2.41	3.90

Table 26 - Reconciliation of Non-GAAP Financial Measures, continued
	Years Ended December 31,
(dollars in thousands)	2020	2019
Adjusted return on average common equity, return on average tangible common equity, and adjusted return on average tangible common equity
Net income available to common shareholders	$340,532	$540,899
Add: Income tax expense, net related to State Tax Reform	—	4,402
Add: Earnout liability adjustments	4,908	10,457
Add: Goodwill impairment	44,877	—
Add: Merger-related expense	—	56,580
Add: Restructuring charges	26,991	1,230
Add: Valuation adjustment to Visa derivative	890	3,611
Add: Loss on early extinguishment of debt	10,466	4,592
Subtract/add: Investment securities (gains) losses, net	(78,931)	7,659
Subtract: Gain on sale and increase in fair value of private equity investments, net	(4,775)	(11,607)
Add/subtract: Tax effect of adjustments	11,748	(9,343)
Adjusted net income available to common shareholders	$356,706	$608,480
Add: Amortization of intangibles	7,825	8,598
Adjusted net income available to common shareholders excluding amortization of intangibles	$364,531	$617,078

Net income available to common shareholders	$340,532	$540,899
Add: Amortization of intangibles	7,825	8,598
Net income available to common shareholders excluding amortization of intangibles	$348,357	$549,497

Total average shareholders' equity less preferred stock	$4,534,935	$4,384,458
Subtract: Goodwill	(485,987)	(487,126)
Subtract: Other intangible assets, net	(50,427)	(65,553)
Total average tangible shareholders' equity less preferred stock	$3,998,521	$3,831,779
Return on average common equity	7.51%	12.34%
Adjusted return on average common equity	7.87	13.88
Return on average tangible common equity	8.71	14.34
Adjusted return on average tangible common equity	9.12	16.10

	December 31,
(dollars in thousands)	2020	2019
Tangible common equity to tangible assets ratio
Total assets	$54,394,159	$48,203,282
Subtract: Goodwill	(452,390)	(497,267)
Subtract: Other intangible assets, net	(45,112)	(55,671)
Tangible assets	$53,896,657	$47,650,344

Total shareholders’ equity	$5,161,334	$4,941,690
Subtract: Goodwill	(452,390)	(497,267)
Subtract: Other intangible assets, net	(45,112)	(55,671)
Subtract: Preferred Stock, no par value	(537,145)	(537,145)
Tangible common equity	$4,126,687	$3,851,607
Total shareholders’ equity to total assets ratio	9.49%	10.25%
Tangible common equity to tangible assets ratio	7.66	8.08

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk and Interest Rate Sensitivity
Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. This risk of loss can be reflected in either diminished market values within the Balance Sheet or reduced current and potential net income. Synovus’ most significant market risk is interest rate risk. This risk arises primarily from Synovus’ core banking activities of extending loans and accepting deposits.
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
Synovus measures the sensitivity of net interest income to changes in market interest rates through the use of simulation modeling. This effort involves assessing the Company's forecasted net interest income profile under various scenarios and over varying time horizons. The results of these simulations aid in measuring the Company's exposures and relative sensitivities, namely to changes in interest rates. The scenarios generally include numerous assumptions, including those related to changes in the balance sheet, interest rates, prepayment trends, and the repricing characteristics of non-contractual deposits. Such assumptions may change through time as a result of a host of factors, including changes in the balance sheet as well as the interest rate environment. The simulation modeling process is performed in a manner consistent with Synovus policies and procedures with results reviewed on an on-going basis by ALCO and the Risk Committee of the Board of Directors.
With this framework, Synovus has modeled its baseline net interest income forecast assuming a relatively flat interest rate environment with the federal funds rate at the Federal Reserve's current targeted range of 0% to 0.25% and the current prime rate of 3.25%. Synovus has modeled the impact of a gradual increase in market interest rates across the yield curve of 100 and 200 basis points and a gradual decline of 25 basis points to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity derived from this simulation suggests that net interest income is projected to increase by 3.5% and 6.8% if interest rates increased by 100 and 200 basis points, respectively. Net interest income is projected to decline by 0.5% if interest rates decreased by 25 basis points. These results indicate that the Company has an asset sensitive position over the next year, which could serve to improve net interest income in a rising interest rate environment or reduce net interest income in a declining rate environment.

Table 27 - Twelve Month Net Interest Income Sensitivity
Change in Interest Rates (in basis points)	Estimated Change in Net Interest Income As of December 31,
	2020	2019
+200	6.8%	2.8%
+100	3.5%	2.0%
Flat	—%	—%
-25	(0.5)%	N/A

While all of the above estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions, the realized growth and remixing of the balance sheet, as well as the broader macroeconomic environment could all have a significant impact on the both the sensitivity and realized level of net interest income.
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
As of December 31, 2020 and 2019, the Company had entered into $3.00 billion and $2.00 billion, respectively, notional of interest rate swaps designated as cash flow hedging instruments to hedge its exposure to contractually specified interest rate risk associated with floating rate loans.
LIBOR Transition
In July 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR at the end of 2021. On November 30, 2020, a joint announcement by the Board of Governors of the Federal Reserve, the FDIC, and the OCC was released and included a statement that the administrator of LIBOR has announced it will consult on its intention to cease the publication of the one week and two month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publications on June 30, 2023.
The ARRC has proposed the SOFR as its preferred rate as an alternative to LIBOR and has proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. As noted within our Risk Factors of this Report, Synovus holds instruments that may be impacted by the discontinuance of LIBOR including floating rate obligations, loans, deposits, derivatives and hedges, and other financial instruments but is not able to currently predict the associated financial impacts of the transition to an alternative reference rate. Synovus has established a cross-functional LIBOR transition working group that has 1) assessed the Company's current exposure to LIBOR indexed instruments and the data, systems and processes that will be impacted; 2) established a detailed implementation plan; and 3) developed a formal governance structure for the transition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Synovus Financial Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Synovus Financial Corp. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC 326, Financial Instruments – Credit Losses.
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
Assessment of the allowance for loan losses for loans held for investment evaluated on a collective basis
As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (ASC 326), as of January 1, 2020. As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan losses was $364.4 million as of January 1, 2020 and $605.7 million as of December 31, 2020, a substantial portion of which relates to loans held for investment evaluated on a collective basis (the collective allowance). The Company estimated the January 1, 2020 collective allowance and December 31, 2020 collective allowance (together, the 2020 collective allowance) on a collective (pool) basis for loans grouped with similar risk characteristics based upon the nature of the loan type and individual loan risk ratings. The Company estimated the 2020 collective allowance using a discounted cash flow model for each loan group over the contractual term of the loan, adjusted for expected prepayments and curtailments where appropriate. Such model applies the forecasted PD, which is the probability that a borrower will default, adjusted for relevant macroeconomic factors, comprising multiple weighted scenarios representing different plausible outcomes, and LGD, which is the estimate of the amount of net loss in the event of default to the estimated cash flows. To the extent the estimated lives of the loans in the portfolio extend beyond the reasonable and supportable forecast of two years, the Company reverts on a straight-line basis back to the historical loss rates over a one-year period. A portion of the 2020 collective allowance is comprised of qualitative adjustments to ensure modeled results remain consistent with the expected loss requirement. This includes factoring in enacted stimulus as well as the expected impact on future defaults.
We identified the assessment of the January 1, 2020 collective allowance and December 31, 2020 collective allowance as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment. Specifically, the assessment encompassed the evaluation of the 2020 collective allowance methodology, including the methods and models used to estimate the inputs to the discounted cash flow model including the forecasted PD and LGD, portfolio segmentation, the selection of the macroeconomic forecasts and the weighting of each, the selection of macroeconomic factors, the reasonable and supportable forecast period, reversion methodology, the historical observation period, and loan risk ratings for commercial loans. The assessment also included an evaluation of the qualitative factors and the significant assumptions that historical default observations are not reflective of charge-offs over the life of the portfolio. The assessment also included an evaluation of the conceptual soundness and performance monitoring of the forecasted PD and LGD models and macroeconomic forecasts. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the 2020 collective allowance estimates, including controls over the:
•development of the 2020 collective allowance methodology
•development of the forecasted PD and LGD models
•identification and determination of the significant assumptions used in the forecasted PD and LGD models, portfolio segmentation, the selection of the macroeconomic forecasts and the weighting of each, the selection of the macroeconomic factors, the reasonable and supportable forecast period, reversion methodology, and the historical observation period
•development of loan risk ratings for commercial loans
•development of the qualitative factors and the significant assumptions that historical default observations are not reflective of charge-offs over the life of the portfolio
•conceptual soundness and performance monitoring of the forecasted PD and LGD models and macroeconomic forecasts
•analysis of 2020 collective allowance results, trends, and ratios.
We evaluated the Company’s process to develop the 2020 collective allowance estimates by testing certain sources of data, variables, and assumptions that the Company used, and considered the relevance and reliability of such data, variables, and assumptions. We also involved credit risk professionals with specialized skills and knowledge who assisted in:
•evaluating the Company’s 2020 collective allowance on loans methodology for compliance with U.S. generally accepted accounting principles
•evaluating assumptions made by the Company relative to the macroeconomic forecasts, including the appropriateness of their weightings and selection of macroeconomic factors, and forecasted PD and LGD used in the discounted cash flow models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•testing the historical observation period and reasonable and supportable forecast and reversion methodology to evaluate the length of each period by comparing to specific portfolio risk characteristics and trends
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•assessing the conceptual soundness and performance monitoring of the macroeconomic forecast, forecasted PD and LGD models by inspecting the model documentation to determine whether the models are suitable for their intended use
•testing individual internal commercial loan risk ratings for a selection of loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral
•evaluating the methodology used to develop the qualitative factors and the effect of the factors on the 2020 collective allowance compared with relevant credit risk factors and consistent with credit trends and the identified limitations in the underlying quantitative model.

We also assessed the sufficiency of the audit evidence obtained related to the January 1, 2020 collective allowance and December 31, 2020 collective allowance by evaluating the:

•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.
Evaluation of goodwill impairment assessment
As discussed in Notes 1 and 7 to the consolidated financial statements, the goodwill balance as of December 31, 2020 was $452.4 million, of which $256.4 million related to the Community Banking reporting unit, $171.6 million related to the Wholesale Banking reporting unit, and $24.4 million related to the Wealth Management reporting unit. The Company performs its annual evaluation of goodwill impairment during the fourth quarter of each year and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed quantitative assessments as of March 31, 2020, June 30, 2020, September 30, 2020, and November 30, 2020 which indicated the fair value of the Community Banking, Wholesale Banking and Wealth Management reporting units exceeded their carrying amounts. The quantitative assessment performed at September 30, 2020 indicated the fair value of the Consumer Mortgage reporting unit was less than its carrying amount resulting in a $44.9 million goodwill impairment charge representing all goodwill allocated to the reporting unit. The quantitative assessment of goodwill impairment included determining the estimated fair value of each reporting unit, utilizing a combination of discounted cash flow and market-based approaches, and comparing that fair value to each reporting unit’s carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The discounted cash flow method was weighted 60% and the market-based approach was weighted 40% for all assessments during 2020. The discounted cash flow method included internal forecasts, long-term profitability targets, growth rates and discount rates. The market approach was based on a comparison of certain financial metrics of the Company’s reporting units to guideline public company peers.
We identified the evaluation of the goodwill impairment assessment for the Community Banking, Wholesale Banking and Consumer Mortgage reporting units as a critical audit matter. The estimated fair values of the Community Banking, and Wholesale Banking reporting units for the March 31, 2020, June 30, 2020, September, 30 and November 30, 2020 assessments and the Consumer Mortgage reporting unit for the March 31, 2020 and June 30, 2020 assessments, approximated their carrying values indicating a higher risk that the goodwill may be impaired and, therefore, involved a higher degree of complex auditor judgment. Specifically, complex auditor judgment was required to assess the internal forecasts, long-term profitability targets, growth rates, and the discount rate assumptions within the discounted cash flow method; the guideline public company peer information within the market approach; and the weighting of the discounted cash flow and market approaches.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s assessment of goodwill impairment, including controls over the:
•development of the internal forecasts, long-term profitability targets, growth rates, and discount rates for the Community Banking, Wholesale Banking, and Consumer Mortgage reporting units
•development of the guideline public company peer information for the Community Banking, Wholesale Banking, and Consumer Mortgage reporting units
•development of the weighting between the discounted cash flow and market approaches.
We evaluated the reasonableness of the Company’s internal forecasts, long-term profitability targets, and growth rate assumptions by comparing the assumptions to historic projections and internal and external information. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•developing a calculated range of the Community Banking, Wholesale Banking and Consumer Mortgage reporting units’ fair value using management’s reporting unit cash flow forecasts and an independently developed discount rate
•developing a calculated range of the Community Banking, Wholesale Banking and Consumer Mortgage reporting units’ fair value by independently evaluating and selecting peer multiples and observed control premiums utilizing publicly available data for comparable entities
•developing a calculated range of fair values by independently weighting the fair value results of the discounted cash flow and market approaches and comparing the results to the carrying value of the reporting units.
We have served as the Company’s auditor since 1975.
/s/ KPMG LLP
Atlanta, Georgia
March 1, 2021

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Synovus Financial Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited Synovus Financial Corp.’s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Atlanta, Georgia
March 1, 2021

Synovus Financial Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2020	2019
ASSETS
Cash and due from banks	$531,625	$535,846
Interest-bearing funds with Federal Reserve Bank	3,586,565	553,390
Interest earning deposits with banks	20,944	20,635
Federal funds sold and securities purchased under resale agreements	113,783	77,047
Total cash, cash equivalents, and restricted cash	4,252,917	1,186,918
Investment securities available for sale, at fair value	7,962,438	6,778,670
Loans held for sale (includes $216,647 and $115,173, measured at fair value, respectively)	760,123	115,173
Loans, net of deferred fees and costs	38,252,984	37,162,450
Allowance for loan losses	(605,736)	(281,402)
Loans, net	37,647,248	36,881,048
Cash surrender value of bank-owned life insurance	1,049,373	775,665
Premises, equipment and software, net	463,959	493,940
Goodwill	452,390	497,267
Other intangible assets, net	45,112	55,671
Other assets	1,760,599	1,418,930
Total assets	$54,394,159	$48,203,282
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$13,477,854	$9,439,485
Interest-bearing deposits	33,213,717	28,966,019
Total deposits	46,691,571	38,405,504
Securities sold under repurchase agreements	227,922	165,690
Other short-term borrowings	7,717	1,753,560
Long-term debt	1,202,494	2,153,897
Other liabilities	1,103,121	782,941
Total liabilities	49,232,825	43,261,592
Shareholders’ Equity
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,143 shares; issued 168,132,522 and 166,800,623; outstanding 148,039,495 and 147,157,596	168,133	166,801
Additional paid-in capital	3,851,208	3,819,336
Treasury stock, at cost; 20,093,027 and 19,643,027 shares	(731,806)	(715,560)
Accumulated other comprehensive income, net	158,635	65,641
Retained earnings	1,178,019	1,068,327
Total shareholders’ equity	5,161,334	4,941,690
Total liabilities and shareholders' equity	$54,394,159	$48,203,282

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Interest income:
Loans, including fees	$1,600,462	$1,817,285	$1,226,648
Investment securities available for sale	178,575	208,826	96,928
Loans held for sale	15,078	3,254	1,983
Federal Reserve Bank balances	2,839	10,384	10,156
Other earning assets	7,541	10,889	8,590
Total interest income	1,804,495	2,050,638	1,344,305
Interest expense:
Deposits	217,777	356,949	143,871
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	7,917	26,185	3,553
Long-term debt	66,053	71,701	48,468
Total interest expense	291,747	454,835	195,892
Net interest income	1,512,748	1,595,803	1,148,413
Provision for credit losses(1)	355,022	87,720	51,697
Net interest income after provision for credit losses	1,157,726	1,508,083	1,096,716
Non-interest revenue:
Service charges on deposit accounts	73,132	88,190	80,840
Fiduciary and asset management fees	63,251	58,388	54,685
Card fees	42,702	45,659	42,503
Brokerage revenue	44,781	41,608	35,366
Mortgage banking income	91,413	32,599	18,958
Capital markets income	27,336	30,529	5,803
Income from bank-owned life insurance	31,297	21,226	15,403
Investment securities gains (losses), net	78,931	(7,659)	(1,296)
Other non-interest revenue	53,670	45,360	27,831
Total non-interest revenue	506,513	355,900	280,093
Non-interest expense:
Salaries and other personnel expense	618,214	570,036	453,420
Net occupancy, equipment, and software expense	169,658	161,906	130,482
Third-party processing and other services	83,034	75,696	58,625
Professional fees	56,899	35,300	26,737
FDIC insurance and other regulatory fees	25,210	31,696	24,494
Advertising expense	14,387	21,371	20,881
Goodwill impairment	44,877	—	—
Restructuring charges	26,991	1,230	(51)
Merger-related expense	—	56,580	10,065
Other operating expenses	140,304	145,153	104,802
Total non-interest expense	1,179,574	1,098,968	829,455
Income before income taxes	484,665	765,015	547,354
Income tax expense	110,970	201,235	118,878
Net income	373,695	563,780	428,476
Less: Preferred stock dividends	33,163	22,881	17,998
Net income available to common shareholders	$340,532	$540,899	$410,478
Net income per common share, basic	$2.31	$3.50	$3.49
Net income per common share, diluted	2.30	3.47	3.47
Weighted average common shares outstanding, basic	147,415	154,331	117,644
Weighted average common shares outstanding, diluted	148,210	156,058	118,378

(1)    Beginning January 1, 2020, provision calculation is based on current expected credit loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.
    See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2020			2019			2018
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$484,665	$(110,970)	$373,695	$765,015	$(201,235)	$563,780	$547,354	$(118,878)	$428,476
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	108,626	(28,135)	80,491	217,501	(56,331)	161,170	(44,565)	11,542	(33,023)
Reclassification adjustment for realized (gains) losses included in net income	(78,931)	20,443	(58,488)	7,659	(1,984)	5,675	1,296	(336)	960
Net change	29,695	(7,692)	22,003	225,160	(58,315)	166,845	(43,269)	11,206	(32,063)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	99,193	(25,691)	73,502	(8,570)	2,220	(6,350)	—	—	—
Reclassification adjustment for realized (gains) losses included in net income	(2,765)	716	(2,049)	—	—	—	—	—	—
Net change	96,428	(24,975)	71,453	(8,570)	2,220	(6,350)	—	—	—
Post-retirement unfunded health benefit:
Actuarial gains (losses) arising during the period	—	—	—	(510)	132	(378)	(46)	12	(34)
Reclassification adjustment for realized (gains) losses included in net income	(618)	156	(462)	(70)	14	(56)	(132)	34	(98)
Net change	(618)	156	(462)	(580)	146	(434)	(178)	46	(132)
Total other comprehensive income (loss)	$125,505	$(32,511)	$92,994	$216,010	$(55,949)	$160,061	$(43,447)	$11,252	$(32,195)
Comprehensive income			$466,689			$723,841			$396,281

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Changes in Shareholders' Equity

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2017	$125,980	$142,678	$3,043,129	$(839,674)	$(54,754)	$544,207	$2,961,566
Cumulative-effect adjustment from adoption of ASU 2014-09, Revenue from Contracts with Customers, net of tax	—	—	—	—	—	(685)	(685)
Reclassification from adoption of ASU 2018-02	—	—	—	—	(7,588)	7,588	—
Cumulative effect adjustment from adoption of ASU 2016-01	—	—	—	—	117	(117)	—
Net income	—	—	—	—	—	428,476	428,476
Other comprehensive (loss), net of income taxes	—	—	—	—	(32,195)	—	(32,195)
Cash dividends declared on common stock - $1.00 per share	—	—	—	—	—	(117,355)	(117,355)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(13,978)	(13,978)
Redemption of Series C Preferred Stock	(125,980)	—	—	—	—	(4,020)	(130,000)
Issuance of Series D Preferred Stock, net of issuance costs	195,140	—	—	—	—	—	195,140
Repurchases of common stock including costs to repurchase	—	—	—	(175,072)	—	—	(175,072)
Issuance of common stock for earnout payment	—	199	7,228	—	—	—	7,427
Restricted share unit vesting and taxes paid related to net share settlement	—	297	(8,452)	—	—	(349)	(8,504)
Stock options exercised	—	126	2,013	—	—	—	2,139
Share-based compensation expense	—	—	16,643	—	—	—	16,643
Balance at December 31, 2018	$195,140	$143,300	$3,060,561	$(1,014,746)	$(94,420)	$843,767	$3,133,602
Cumulative-effect of change in accounting principle for leases (ASU 2016-02), net of tax	—	—	—	—	—	4,270	4,270
Net income	—	—	—	—	—	563,780	563,780
Other comprehensive income, net of income taxes	—	—	—	—	160,061	—	160,061
FCB acquisition:
Issuance of common stock, net of issuance costs	—	22,043	682,103	—	—	—	704,146
Common stock reissued	—	—	—	1,014,746	—	(137,176)	877,570
Fair value of exchanged equity awards and warrants attributed to purchase price	—	—	43,972	—	—	—	43,972
Cash dividends declared on common stock - $1.20 per share	—	—	—	—	—	(183,091)	(183,091)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(22,881)	(22,881)
Issuance of Series E Preferred Stock, net of issuance costs	342,005	—	—	—	—	—	342,005
Repurchases of common stock including costs to repurchase	—	—	—	(725,398)	—	—	(725,398)
Issuance of common stock for earnout payment	—	344	11,502	—	—	—	11,846
Restricted share unit vesting and taxes paid related to net share settlement	—	302	(8,831)	—	—	(326)	(8,855)
Stock options/warrants exercised, net	—	812	15,364	—	—	—	16,176
Warrants exercised with net settlement and common stock reissued	—	—	(9,822)	9,838	—	(16)	—
Share-based compensation expense	—	—	24,487	—	—	—	24,487
Balance at December 31, 2019	$537,145	$166,801	$3,819,336	$(715,560)	$65,641	$1,068,327	$4,941,690
Cumulative-effect of change in accounting principle for credit losses (ASU 2016-13), net of tax(2)	—	—	—	—	—	(35,721)	(35,721)
Net income	—	—	—	—	—	373,695	373,695
Other comprehensive income, net of income taxes	—	—	—	—	92,994	—	92,994
Cash dividends declared on common stock - $1.32 per share	—	—	—	—	—	(194,658)	(194,658)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(33,163)	(33,163)
Repurchases of common stock including costs to repurchase	—	—	—	(16,246)	—	—	(16,246)
Issuance of common stock for earnout payment	—	379	8,316	—	—	—	8,695
Restricted share unit vesting and taxes paid related to net share settlement	—	389	(7,503)	—	—	(461)	(7,575)
Stock options exercised, net	—	564	12,418	—	—	—	12,982
Share-based compensation expense	—	—	18,641	—	—	—	18,641
Balance at December 31, 2020	$537,145	$168,133	$3,851,208	$(731,806)	$158,635	$1,178,019	$5,161,334
(1)    For the year ended December 31, 2020, dividends per share were $1.58 and $1.47 for Series D and Series E Preferred Stock, respectively. For the year ended December 31, 2019, dividends per share were $1.58 and $0.73 for Series D and Series E Preferred Stock, respectively. For the year ended December 31, 2018, dividends per share were $1.48 and $0.79 for Series C and D Preferred Stock. respectively.
(2)    For additional information, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies.
See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2020	2019	2018
Operating Activities
Net income	$373,695	$563,780	$428,476
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	355,022	87,720	51,697
Depreciation, amortization, and accretion, net	106,107	8,079	55,172
Deferred income tax (benefit) expense	(86,192)	86,633	36,215
Originations of loans held for sale	(3,466,170)	(872,105)	(543,073)
Proceeds from sales of loans held for sale	2,936,398	816,223	565,672
Gain on sales of loans held for sale, net	(67,115)	(21,448)	(12,291)
Increase in other assets	(411,632)	(127,636)	(83,957)
Increase in other liabilities	281,866	43,066	22,202
Investment securities (gains) losses, net	(78,931)	7,659	1,296
Share-based compensation expense	18,641	24,487	16,643
Other	55,343	4,592	—
Net cash provided by operating activities	17,032	621,050	538,052
Investing Activities
Net cash received in business combination, net of cash paid	—	201,100	—
Proceeds from maturities and principal collections of investment securities available for sale	2,291,536	1,102,651	603,099
Proceeds from sales of investment securities available for sale	4,054,670	2,923,787	35,066
Purchases of investment securities available for sale	(7,441,163)	(4,300,021)	(700,194)
Proceeds from sales of loans	1,426,954	74,123	22,915
Purchases of loans	(126,152)	(667,954)	(265,934)
Net increase in loans	(2,461,302)	(1,361,693)	(969,326)
Net purchases of Federal Reserve Bank stock	(658)	(55,335)	(25,500)
Net redemptions (purchases) of Federal Home Loan Bank stock	129,710	(45,856)	(282)
Net (purchases) proceeds from settlement of bank-owned life insurance policies	(242,300)	16,637	2,412
Net increase in premises, equipment and software	(30,102)	(61,208)	(53,159)
Other	45,834	19,907	12,854
Net cash used in investing activities	(2,352,973)	(2,153,862)	(1,338,049)
Financing Activities
Net increase in deposits	8,284,519	797,612	571,897
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	62,232	(101,142)	76,502
Net (decrease) increase in other short-term borrowings	(1,745,843)	1,103,560	550,000
Repayments and redemption of long-term debt	(2,408,939)	(157,226)	(2,230,052)
Proceeds from issuance of long-term debt, net	1,445,492	497,045	2,280,000
Dividends paid to common shareholders	(189,967)	(167,923)	(106,224)
Dividends paid to preferred shareholders	(33,163)	(17,741)	(13,978)
Proceeds from issuance (redemption) of preferred stock, net	—	342,005	65,140
Issuances, net of taxes paid, under equity compensation plans	5,407	7,321	(6,365)
Repurchase of common stock	(16,246)	(725,398)	(175,072)
Other	(1,552)	(1,947)	(1,220)
Net cash provided by financing activities	5,401,940	1,576,166	1,010,628
Increase in cash and cash equivalents including restricted cash	3,065,999	43,354	210,631
Cash, cash equivalents, and restricted cash at beginning of year	1,186,918	1,143,564	932,933
Cash, cash equivalents, and restricted cash at end of year	$4,252,917	$1,186,918	$1,143,564

Supplemental Disclosures:
Income taxes paid	$110,828	$101,781	$41,008
Interest paid	319,282	464,712	180,241
Non-cash Activities:
Common stock issued, treasury stock reissued, equity awards/warrants exchanged to acquire FCB	—	1,625,688	—
Loans foreclosed and transferred to other real estate	2,163	19,423	13,168
Loans transferred to loans held for sale at fair value	49,821	72,707	12,568
Dividends declared on common stock during the year but paid after year-end	48,834	44,143	28,966
Dividends declared on preferred stock during the year but paid after year-end	5,141	5,141	—
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
The Company’s consolidated financial statements include all entities in which the Company has a controlling financial interest. A VIE for which Synovus or a subsidiary has been determined to be the primary beneficiary is also consolidated. The determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Investments in VIEs, where Synovus is not the primary beneficiary, are accounted for using either the proportional amortization method or equity method of accounting. The Company uses the hypothetical liquidation at book value (HLBV) method for equity investments when the liquidation rights and priorities as defined by an equity investment agreement differ from what is reflected by the underlying percentage ownership interests.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the ACL; estimates of fair value, including goodwill impairment assessment; income taxes; and contingent liabilities.
Business Combinations
Assets and liabilities acquired in business combinations are recorded at their acquisition date fair values, except as provided for by the applicable accounting guidance, with any excess recorded as goodwill. The results of operations of the acquired company are combined with Synovus’ results from the acquisition date forward. In accordance with ASC Topic 805, Business Combinations, the Company generally records provisional amounts at the time of acquisition based on the information available to the Company. The provisional estimates of fair values may be adjusted for a period of up to one year (“measurement period”) from the date of acquisition if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Subsequent to the acquisition date, adjustments recorded during the measurement period are recognized in the current reporting period. Acquisition costs are expensed when incurred. Additional information regarding acquisitions is provided in "Part II - Item 8. Financial Statements and Supplementary Data - Note 2 - Acquisitions" of this Report.

Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash and due from banks as well as interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements, which are inclusive of any restricted cash and restricted cash equivalents. On March 15, 2020, the Federal Reserve Board announced that, effective March 26, 2020, it would reduce reserve requirement ratios to zero percent for all depository institutions. At December 31, 2019, required deposits with the Federal Reserve Bank amounted to $111.5 million. Cash and cash equivalents included $158.7 million at December 31, 2020 and $87.8 million at December 31, 2019, which were pledged to collateralize certain derivative instruments and letters of credit.
Investment Securities Available for Sale
Investment securities available for sale are carried at fair value with unrealized gains and losses, net of the related tax effect, excluded from earnings and reported as a separate component of shareholders' equity within accumulated other comprehensive income (loss) until realized.
For investment securities available for sale in an unrealized loss position, if Synovus has an intention to sell the security, or it is more likely than not that the security will be required to be sold prior to recovery, the security is written down to its fair value. The write down is charged against the ACL with any additional impairment recorded in earnings. If the aforementioned criteria is not met, Synovus performs a quarterly assessment of its available for sale debt securities to determine if the decline in fair value of a security below its amortized cost is related to credit losses or other factors. Management considers the extent to which fair value is less than amortized cost, the issuer of the security, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. In assessing whether credit-related impairment exists, the present value of cash flows expected to be collected from the security is compared to the security's amortized cost. If the present value of cash flows expected to be collected is less than the security's amortized cost basis, the difference is attributable to credit losses. For such differences, Synovus records an ACL with an offset to provision for credit losses. Synovus limits the ACL recorded to the amount the security's fair value is less than the amortized cost basis. Impairment losses related to other factors are recognized in other comprehensive income (loss).
Interest income on securities available for sale is recorded on the accrual basis. Accrued interest on available for sale debt securities is excluded from the ACL determination and is recognized within other assets on the consolidated balance sheets. Available for sale debt securities are placed on non-accrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status. Accordingly, we do not recognize an allowance for credit loss against accrued interest receivable.
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
Mortgage loans held for sale are initially measured at fair value under the fair value option election with subsequent changes in fair value recognized in mortgage banking income on the consolidated statements of income.
Mortgage Banking Income
Mortgage banking income consists primarily of origination and ancillary fees on mortgage loans originated for sale, and gains and losses from the sale of those loans. Mortgage loans are sold servicing released, without recourse or continuing involvement, and meet ASC Topic 860, Transfers and Servicing criteria for sale accounting.
Other Loans Held for Sale
Other loans held for sale are carried at the lower of cost or estimated fair value.
Loans Held for Investment and Interest Income
Loans the Company has the intent and ability to hold for the foreseeable future are reported at principal amounts outstanding less amounts charged off, net of deferred fees and costs, and purchase premium/discount. Interest income is recognized on a level yield basis.

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
Troubled Debt Restructurings
When borrowers are experiencing financial difficulties, Synovus may, in order to assist the borrowers in repaying the principal and interest owed to Synovus, make certain modifications to the borrower's loan. All loan modifications, renewals, and refinances are evaluated for TDR classification. The ALL on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate, and not the rate specified with the restructuring, is used to discount the expected cash flows. Concessions provided by Synovus in a TDR are generally made in order to assist borrowers so that debt service is not interrupted and to mitigate the potential for loan losses. A number of factors are reviewed when a loan is renewed, refinanced, or modified, including cash flows, collateral values, guarantees, and loan structures. Concessions are primarily in the form of providing a below market interest rate given the borrower's credit risk to assist the borrower in managing cash flows, an extension of the maturity of the loan generally for less than one year, or a period of time generally less than one year with a reduction of required principal and/or interest payments (e.g., interest only for a period of time). Insignificant periods of reduction of principal and/or interest payments, or short-term deferrals, are generally not considered to be financial concessions. Further, it is generally Synovus' practice not to defer principal and/or interest for more than twelve months.
Non-accruing TDRs may generally be returned to accrual status if there has been a period of performance, usually at least a six-month sustained period of repayment performance in accordance with the agreement. In the fiscal year subsequent to a loan's initial reporting as a TDR, a TDR for a borrower who is no longer experiencing financial difficulty (as evidenced by a period of performance), which yields a market rate of interest at the time of a renewal, and for which no principal was forgiven, is no longer considered a TDR.
On March 27, 2020, the CARES Act was signed into law. The CARES Act provided financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Regulatory agencies have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of COVID-19. In the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and their unwillingness to criticize institutions for working with borrowers in a safe and sound manner. Moreover, the Interagency Statement provided that eligible loan modifications related to COVID-19 may be accounted for under Section 4013 of the CARES Act or in accordance with ASC 310-40. Section 4013 of the CARES Act allows banks to elect to not consider loan modifications related to COVID-19 that are made between March 1, 2020 and the earlier of December 31, 2020, or 60 days after the national emergency ends to borrowers that are current (i.e., less than 30 days past due as of December 31, 2019) as TDRs. The regulatory agencies further stated that performing loans granted payment deferrals due to COVID-19 are not considered past due or non-accrual. The FASB confirmed the foregoing regulatory agencies' view, that such short-term modifications (e.g., six months) made on a good-faith basis in response to COVID-19 for borrowers who are current are not TDRs.
As such, beginning in late March 2020, Synovus provided relief programs consisting primarily of 90-day payment deferral relief of P&I to borrowers negatively impacted by COVID-19 and primarily accounted for these loan modifications in accordance with ASC 310-40. During the third and fourth quarters of 2020, upon evaluation of facts and circumstances, the CARES Act was elected for certain loan modifications that met the criteria of section 4013 of the CARES Act. The deferred payments along with interest accrued during the deferral period are generally due and payable on the maturity date of the existing loan. Based on the terms of the deferral relief program which did not provide for forgiveness of interest, Synovus recognized interest income on loans during the deferral period. The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, extended relief from TDRs under Section 4013 of the CARES Act to the earlier of January 1, 2022 or 60 days after the national emergency ends.

Concentrations of Credit Risk
A substantial portion of the loan portfolio is secured by real estate in markets located throughout Alabama, Florida, Georgia, South Carolina and Tennessee. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in market conditions in these areas.
Loan Origination Fees and Costs
Substantially all loan origination fees and costs are deferred and amortized to net interest income over the life of the related loan or over the commitment period as a yield adjustment. Net deferred income on originated loans, including unearned income and unamortized costs, fees, premiums and discounts, totaled $77.7 million and $25.4 million at December 31, 2020 and 2019, respectively. Net deferred income at December 31, 2020 included $48.9 million of net fees from PPP loans.
Allowance for Credit Losses (ACL)
On January 1, 2020, Synovus adopted ASU 2016-13 (and all subsequent ASUs on this topic, collectively, ASC 326), which replaced the existing incurred loss impairment guidance with an expected credit loss methodology (referred to as CECL). CECL requires management’s estimate of credit losses over the full remaining expected life of loans and other financial instruments and for Synovus, applies to loans, unfunded loan commitments, accrued interest receivable, and available for sale debt securities. Upon adoption, Synovus applied the modified retrospective approach and recorded an after-tax cumulative-effect adjustment to beginning retained earnings for non-PCD assets (formerly non-PCI assets) and unfunded commitments of $35.7 million. Additionally, an initial estimate of expected credit losses on PCD assets (formerly PCI or ASC 310-30) was recognized with an offset to the cost basis of the related loans of $62.2 million. As permitted by transition guidance, Synovus did not reassess whether PCI assets met the criteria of PCD assets as of the adoption date. The remaining non-credit discount (based on the adjusted amortized cost basis) will be accreted into interest income. Results for reporting periods after adoption are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.
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

Allowance for Loan Losses (ALL)
The ALL on loans held for investment represents management's estimate of credit losses expected over the life of the loans included in Synovus' existing loans held for investment portfolio. Changes to the allowance are recorded through a provision for credit losses and reduced by loans charged-off, net of recoveries. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain.
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
The ALL is measured on a collective (pool) basis when similar risk characteristics exist. Loans are grouped based upon the nature of the loan type and are further segregated based upon the individual loan risk ratings. Credit loss assumptions are primarily estimated using a DCF model applied to the aforementioned loan groupings. This model calculates an expected life-of-loan loss percentage for each loan category by considering the forecasted PD, which is the probability that a borrower will default, adjusted for relevant forecasted macroeconomic factors comprising multiple weighted scenarios representing different plausible outcomes, and LGD, which is the estimate of the amount of net loss in the event of default.
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
To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made (which is two years for Synovus), the Company reverts, on a straight-line basis back to the historical rates over a one year period.
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
The DRR methodology is used for larger relationships within the C&I loan portfolio as well as certain IPRE loans. At December 31, 2020 and 2019, approximately 40% and 45% of total commercial loans were rated using the DRR methodology, respectively. The DRR includes sixteen PD categories.
The loan rating (for both SRR and DRR loans) is subject to approvals from other members of management, regional credit and/or loan committees depending on the size of the loan and credit attributes. Loan ratings are regularly re-evaluated based upon annual scheduled credit reviews or on a more frequent basis if determined prudent by management. Additionally, an independent loan review function evaluates Synovus' risk rating processes on a continuous basis.
Consumer Loans – Risk Ratings
Consumer loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores. Synovus makes consumer lending decisions based upon a number of key credit risk determinants including FICO scores as well as loan-to-value and debt-to-income ratios. Consumer loans are generally assigned a risk rating on a 9-point scale based on credit bureau scores, with a loan grade of 1 assigned as the lowest level of risk and a loan grade of 6 as the highest level of risk. No loans graded higher than a 6 at origination are approved for funding. At 90-119 days past due, a loan grade of 7-substandard non-accrual is applied and at 120 days past due, the loan is generally downgraded to grade 9-loss or is charged-off. The consumer loan portfolio is sent on a quarterly basis to a consumer credit reporting agency for a refresh of customers' credit scores so that management can evaluate ongoing consistency or negative migration in the quality of the portfolio. Revolving lines of credit are reviewed for a material change in financial circumstances, and when appropriate, the line of credit may be suspended for further advances. FICO scores within the residential real estate portfolio have generally remained stable over the last several years.
The Allowance for Loan Losses, for periods before 2020, was established as follows:
a.Impaired loans were generally evaluated on a loan by loan basis with specific reserves, if any, recorded as appropriate. Specific reserves were determined based on ASC 310-10-35, which provided for measurement of a loan's impairment based on one of three methods: i) discounted cash flow based upon the loan's contractual effective interest rate, ii) at the loan's observable market price, or iii) at the fair value of the collateral, less costs to sell if the loan was collateral-dependent.
b.For loans that were not considered impaired, the allocated allowance for loan losses was calculated consistent with ASC 450, and determined based upon EL factors, which were applied to groupings of specific loan types by loan risk ratings. Allocated EL factors were also adjusted, as necessary, for certain qualitative factors that in management's judgment were necessary to reflect losses incurred in the portfolio.

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
Premises, Equipment and Software
Premises, equipment and software including bank owned branch locations and leasehold improvements are reported at cost, less accumulated depreciation and amortization, which are computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over an average of 10 to 40 years, while furniture, equipment, and software are depreciated and amortized over a range of 3 to 10 years. Synovus capitalizes certain costs associated with the acquisition or development of internal-use software. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the software’s expected useful life over a range of the lesser of contract terms or 3 to 7 years. Leasehold improvements are depreciated over the shorter of the estimated useful life or the remainder of the lease term. Synovus reviews long-lived assets, such as premises and equipment, for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Maintenance and repairs are charged to non-interest expense and improvements that extend the useful life of the asset are capitalized to the asset's carrying value and depreciated.
Goodwill and Other Intangible Assets
Goodwill represents the excess purchase price over the fair value of identifiable net assets of acquired businesses. Goodwill is tested for impairment at the reporting unit level, equivalent to a business segment or one level below. Synovus performs its annual evaluation of goodwill impairment during the fourth quarter of each year and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During 2020, due to triggering events brought on by COVID-19, Synovus performed quantitative assessments as of March 31, 2020, June 30, 2020, September 30, 2020, and November 30, 2020. The quantitative assessment of goodwill impairment included determining the estimated fair value of each reporting unit, utilizing a combination of discounted cash flow and market-based approaches, and comparing that fair value to each reporting unit’s carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The discounted cash flow method was weighted 60% and the market-based approach was weighted 40%. The discounted cash flow method included internal forecasts, long-term profitability targets, growth rates and discount rates. The market approach was based on a comparison of certain financial metrics of the Company’s reporting units to guideline public company peers. Refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 7 - Goodwill and Other Intangible Assets" of this Report for additional details.
Prior to 2020, Synovus applied the qualitative assessment guidance to determine if the following factors indicated that goodwill was more likely than not impaired: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, events affecting the reporting unit, and common stock share price. ASC Topic 350-20-35-3A, Goodwill Subsequent Measurement - Qualitative Assessment, provides the option to perform a qualitative assessment to determine whether the quantitative portion of the goodwill impairment test is necessary.
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
Segment Disclosures
ASC Topic 280, Segment Reporting, requires information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified as those revenue-producing components for which discrete financial information is produced internally and which are subject to evaluation by the chief operating decision makers in making resource allocation decisions. Based on this guidance, Synovus identified three major reportable business segments: Community Banking, Wholesale Banking, and Financial Management Services (FMS), with functional activities such as treasury, technology, operations, marketing, finance, enterprise risk, legal, human resources, corporate communications, executive management, among others, included in Treasury and Corporate Other. Prior to the fourth quarter of 2019, Synovus identified its overall banking operations as its only reportable segment. Refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Segment Reporting" of this Report for additional details. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised.
Other Assets
Other assets include ROU assets, FRB and FHLB stock, derivative asset positions, accrued interest receivable and investments in LIHTC and solar energy tax credits and other balances as shown in "Part II - Item 8. Financial Statements and Supplementary Data - Note 8 - Other Assets" of this Report.
As a member of the Federal Reserve System, Synovus is currently required to purchase and hold shares of capital stock in the Federal Reserve Bank (recorded at amortized cost, which approximates fair value, of $142.5 million and $141.7 million at December 31, 2020 and 2019, respectively) in an amount equal to the greater of 6% of its capital and surplus or 0.6% of deposits. As a member of the FHLB, Synovus is also required to purchase and hold shares or capital stock in the FHLB (recorded at amortized cost, which approximates fair value, of $15.0 million and $144.7 million at December 31, 2020 and 2019, respectively) in an amount equal to its membership base investment plus an activity-based investment determined according to the level of outstanding FHLB advances.
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
All derivative instruments are recorded on the consolidated balance sheets at their respective fair values, net of variation margin payments, as components of other assets and other liabilities. The accounting for changes in fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it qualifies and has been designated as part of a hedging relationship in accordance with ASC Topic 815, Derivatives and Hedging. Synovus formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items.
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

If the derivative instrument is not designated as a hedge, the gain or loss on the derivative instrument is recognized in earnings as a component of other non-interest revenue on the consolidated statements of income in the period of change.
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
Synovus also enters into interest rate swap agreements to facilitate the risk management strategies of certain commercial banking customers. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value with any unrealized gain or loss recorded in current period earnings in other non-interest revenue. These instruments, and their offsetting positions, are recorded in other assets and other liabilities on the consolidated balance sheets.
Non-interest Revenue
Synovus' contracts with customers generally do not contain terms that require significant judgment to determine the amount of revenue to recognize. Synovus' policies for recognizing non-interest revenue within the scope of ASC Topic 606, Revenue from Contracts with Customers, including the nature and timing of such revenue streams, are included below.
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
Capital Markets Income (within the scope of ASC Topic 606): Investment banking income, a component of capital markets income, is comprised primarily of securities underwriting fees and remarketing fees. Synovus assists corporate clients in raising capital by offering equity or debt securities to potential investors. The transaction fees are based on a percentage of the total transaction amount. The underwriting and remarketing fees are recognized on the trade date when the securities are sold to third-party investors with payment received on the settlement date.
Insurance Revenue (included in other non-interest revenue on the consolidated statements of income): Insurance revenue primarily consists of commissions received on annuity and life product sales. The commissions are recognized as revenue when the customer executes an insurance policy with the insurance carrier. In some cases, Synovus receives payment of trailing commissions each year when the customer pays its annual premium.
Other Fees (included in other non-interest revenue on the consolidated statements of income): Other fees within the scope of ASC Topic 606 primarily consist of revenues generated from safe deposit box rental fees and lockbox services. Fees are recognized over time, on a monthly basis, as Synovus' performance obligation for services is satisfied. Payment is received upfront for safe deposit box rentals and in the following month for lockbox services.
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
Share-based Compensation
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. Synovus' share-based compensation costs associated with employee grants are recorded as a component of salaries and other personnel expense on the consolidated statements of income. Share-based compensation costs associated with grants made to non-employee directors of Synovus are recorded as a component of other operating expenses. Vesting for grants of share-based awards granted to Synovus employees accelerates upon retirement for plan participants who have reached age 65 and who also have no less than ten years of service at the date of their election to retire. Share-based compensation expense for service-based awards that contain a graded vesting schedule is recognized net of estimated forfeitures for plan participants on a straight-line basis over the shorter of the requisite service period for the entire award or the period until reaching retirement eligibility. The non-employee director restricted share units become fully vested and transferable upon the earlier to occur of the completion of three years of service or the date the holder reaches the mandatory retirement age, as set forth in the Company's Corporate Governance Guidelines. Thus, share-based compensation expense for non-employee awards is recognized over the shorter of three years or mandatory retirement. Synovus records all tax effects associated with share-based compensation through the income statement.
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
Share Repurchases
Common stock repurchases are recorded at cost. At the date of repurchase, shareholders' equity is reduced by the repurchase price and includes commissions and other transaction expenses that arise from the repurchases. The Company has not historically retired shares repurchased, but Synovus' policy is to record retirement of shares in accordance with ASC

505-30-30. If treasury shares are subsequently reissued, treasury stock is reduced by the cost of such stock with differences between cost and the re-issuance date fair value recorded in additional paid-in capital or retained earnings, as applicable.
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
Investment Securities Available for Sale and Trading Account Assets/Liabilities
The fair values of investment securities available for sale and trading securities are primarily based on actively traded markets where prices are based on either quoted market prices or observed transactions. Management employs independent third-party pricing services to provide fair value estimates for Synovus' investment securities available for sale and trading securities. Fair values for fixed income investment securities are typically determined based upon quoted market prices, and/or inputs that are observable in the market, either directly or indirectly, for substantially similar securities. Level 1 securities are typically exchange quoted prices and include financial instruments such as U.S. Treasury securities and marketable equity securities. Level 2 securities are typically matrix priced by the third-party pricing service to calculate the fair value. Such fair value measurements consider observable data such as market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. The types of securities classified as Level 2 within the valuation hierarchy primarily consist of collateralized mortgage obligations, mortgage-backed securities, debt securities of GSEs and agencies, corporate debt, asset-backed securities, and state and municipal securities.
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
When there is limited activity or less transparency around inputs to valuation, Synovus develops valuations based on assumptions that are not readily observable in the marketplace; these securities are classified as Level 3 within the valuation hierarchy. The Level 3 investment securities available for sale consists of a trust preferred security issued by a financial institutions. Management determines the fair value of this holding by calculating the net present value of projected cash flows based on the debt terms using a discount rate that includes a credit spread.
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
Private equity instruments
The private equity investments in which Synovus holds a limited partner interest consist of i) funds that invest in privately held companies and ii) funds previously invested in privately held companies which become publicly traded securities. Funds invested in privately held companies are classified as Level 3 and the estimated fair value of the company is the estimated fair value as an exit price the fund would receive if it were to sell the company in the marketplace. The fair value of the fund's underlying investments is estimated through the use of valuation models, such as option pricing or a discounted cash flow model. Synovus typically sells shares in any investment after initial public offering (IPO) lock-up periods have ended.
Mutual Funds
Mutual funds (including those held in rabbi trusts) primarily invest in equity and fixed income securities. Shares of mutual funds are valued based on quoted market prices and are therefore classified within Level 1 of the fair value hierarchy.
Derivative Assets and Liabilities
Fair values of interest rate lock commitments and forward commitments are estimated based on an internally developed model that uses readily observable market data such as interest rates, prices and indices to generate continuous yield or pricing curves, volatility factors, and customer credit-related adjustments, subject to the anticipated loan funding probability (pull-through rate). These fair value estimates are classified as Level 2 within the valuation hierarchy.
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
Other Loans Held for Sale
Loans are transferred to other loans held for sale at amortized cost when Synovus makes the determination to sell specifically identified loans. If the amortized cost exceeds fair value a valuation allowance is established for the difference. The fair value of the loans is primarily determined by analyzing the anticipated market prices of similar assets less estimated costs to sell. At the time of transfer, any credit losses are determined in accordance with Synovus' policy and recorded as a charge-off against the allowance for loan losses. Subsequent changes in the valuation allowance due to changes in the fair value subsequent to the transfer, as well as gains/losses realized from the sale of these assets, are recorded as gains/losses on other loans held for sale, net, as a component of non-interest expense on the consolidated statements of income (Level 3).
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

Loans, net of Deferred Fees and Costs
Synovus estimates the fair value of loans based on the present value of the future cash flows using the interest rate that would be charged for a similar loan to a borrower with similar risk, adjusted for a discount based on the estimated time period to complete a sale transaction with a market participant. Loans are considered a Level 3 fair value measurement.
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
Recently Adopted Accounting Standards
ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASC 848). Synovus adopted ASU 2020-04 effective October 1, 2020. This ASU provides temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the LIBOR or other interbank offered rate on financial reporting. To help with the transition to new reference rates, the ASU provides optional expedients and exceptions for applying GAAP to affected contract modifications and hedge accounting relationships. The main provisions include:
•A change in a contract’s reference interest rate would be accounted for as a continuation of that contract rather than as the creation of a new one for contracts, including loans, debt, leases, and other arrangements, that meet specific criteria.
•When updating its hedging strategies in response to reference rate reform, an entity would be allowed to preserve its hedge accounting.
The guidance is applicable only to contracts or hedge accounting relationships that reference LIBOR or another reference rate expected to be discontinued. Because the guidance is meant to help entities through the transition period, it will be in effect for a limited time and will not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. The amendments in this ASU are effective

March 12, 2020 through December 31, 2022. Synovus will apply the relief provided by ASU 2020-04 to eligible contract modifications with no material impact expected impact at this time.
Recently Issued Accounting Standards Not Yet Adopted
ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs. The guidance in this ASU pertains to the shortened amortization period for certain purchased callable debt securities held at a premium, which premium is amortized to the earliest call date in accordance with ASC 310-20-25-33, and clarifies that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-25-33 for each reporting period. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020. Early adoption is not permitted. We do not expect a material impact upon adoption.
ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. This update provides, among other things, simplifications for accounting for income taxes by removing certain exceptions. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. We will adopt this ASU upon the effective date and do not expect it to have a material impact upon adoption..

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
Under the terms of the Merger Agreement, each outstanding share of FCB common stock was converted into the right to receive 1.055 Synovus common shares and cash in lieu of fractional shares. The aggregate purchase price of $1.63 billion included $173 thousand in cash, $1.58 billion, or 49.5 million shares, of Synovus common stock and $44.0 million of exchanged equity awards and warrants, based on Synovus' closing stock price of $31.99 per share on December 31, 2018, as well as valuation pricing models for the exchanged stock options and warrants.
The acquisition of FCB constituted a business combination and was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, with the valuation finalized as of December 31, 2019. The results of FCB's operations are included in Synovus' consolidated financial statements since the Acquisition Date.

Note 3 - Restructuring
For the years ended December 31, 2020, 2019, and 2018, total restructuring charges consist of the following components:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Severance charges	$15,645	$1,097	$(273)
Lease termination charges	7,117	—	136
Asset impairment charges	3,374	—	86
Other charges	855	133	—
Total restructuring charges	$26,991	$1,230	$(51)

In January 2020, Synovus announced efficiency initiatives as part of its Synovus Forward plan and recorded restructuring charges of $27.0 million, consisting largely of severance charges of $15.6 million, during the year ended December 31, 2020. Severance charges included $13.7 million in one-time termination benefits associated with a voluntary early retirement program offered to employees in the latter part of 2020. During 2020, Synovus also recorded $10.5 million in lease termination charges and asset impairment charges related to branch closures and restructuring of corporate real estate.
The following table presents aggregate activity associated with accruals that resulted from the restructuring charges recorded during the year ended December 31, 2020.

(in thousands)	Severance Charges	Lease Termination Charges	Total
Balance at December 31, 2019	$1,085	$940	$2,025
Accruals for voluntary and involuntary termination benefits	15,645	—	15,645
Accruals for lease terminations	—	7,117	7,117
Payments	(7,511)	(2,065)	(9,576)
Balance at December 31, 2020	$9,219	$5,992	$15,211

Other charges were paid in the years that they were incurred. No other restructuring charges resulted in payment accruals.

Note 4 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at December 31, 2020 and 2019 are summarized below.

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$20,257	$—	$—	$20,257
U.S. Government agency securities	79,638	2,682	—	82,320
Mortgage-backed securities issued by U.S. Government agencies	1,216,012	7,930	(5,925)	1,218,017
Mortgage-backed securities issued by U.S. Government sponsored enterprises	4,865,858	134,188	—	5,000,046
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,245,644	15,309	(10,576)	1,250,377
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	354,244	16,677	—	370,921
Corporate debt securities and other debt securities	20,211	457	(168)	20,500
Total investment securities available for sale	$7,801,864	$177,243	$(16,669)	$7,962,438

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$19,855	$—	$—	$19,855
U.S. Government agency securities	35,499	1,042	—	36,541
Mortgage-backed securities issued by U.S. Government agencies	56,328	560	(72)	56,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	5,079,396	103,495	(2,076)	5,180,815
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	629,706	7,349	(204)	636,851
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	357,291	14,301	—	371,592
State and municipal securities	2,069	6	—	2,075
Asset-backed securities	323,237	4,315	(152)	327,400
Corporate debt securities and other debt securities	144,410	2,317	(2)	146,725
Total investment securities available for sale	$6,647,791	$133,385	$(2,506)	$6,778,670

At December 31, 2020 and 2019, investment securities with a carrying value of $3.84 billion and $1.71 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020 and December 31, 2019 are presented below.

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	$566,896	$(5,925)	$—	$—	$566,896	$(5,925)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	803,429	(10,576)	—	—	803,429	(10,576)
Corporate debt securities and other debt securities	9,337	(168)	—	—	9,337	(168)
Total	$1,379,662	$(16,669)	$—	$—	$1,379,662	$(16,669)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	$19,543	$(70)	$355	$(2)	$19,898	$(72)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	768,040	(2,076)	—	—	768,040	(2,076)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	57,670	(204)	—	—	57,670	(204)
Asset-backed securities	37,156	(116)	4,954	(36)	42,110	(152)
Corporate debt securities and other debt securities	9,505	(2)	—	—	9,505	(2)
Total	$891,914	$(2,468)	$5,309	$(38)	$897,223	$(2,506)

As of December 31, 2020, Synovus had 22 investment securities in a loss position for less than twelve months and no investment securities in a loss position for twelve months or longer. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses. As such, no write-downs to the amortized cost basis of the portfolio were recorded at December 31, 2020. During 2020, as part of an overall strategic repositioning of the investment securities portfolio, Synovus realized net gains of $78.9 million from sales of investment securities, including losses of $6.4 million primarily related to the sale of Synovus' remaining portfolio of asset-backed securities.
At December 31, 2020, no ACL was established for investment securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans.
The amortized cost and fair value by contractual maturity of investment securities available for sale at December 31, 2020 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at December 31, 2020
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$20,257	$—	$—	$—	$20,257
U.S. Government agency securities	430	2,085	77,123	—	79,638
Mortgage-backed securities issued by U.S. Government agencies	—	1,390	232	1,214,390	1,216,012
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	231	83,163	4,782,464	4,865,858
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	225	1,245,419	1,245,644
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	4,160	105,549	136,656	107,879	354,244
Corporate debt securities and other debt securities	—	9,505	8,706	2,000	20,211
Total amortized cost	$24,847	$118,760	$306,105	$7,352,152	$7,801,864

Fair Value
U.S. Treasury securities	$20,257	$—	$—	$—	$20,257
U.S. Government agency securities	432	2,112	79,776	—	82,320
Mortgage-backed securities issued by U.S. Government agencies	—	1,442	242	1,216,333	1,218,017
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	236	86,192	4,913,618	5,000,046
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	235	1,250,142	1,250,377
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	4,181	109,813	142,952	113,975	370,921
Corporate debt securities and other debt securities	—	9,337	9,142	2,021	20,500
Total fair value	$24,870	$122,940	$318,539	$7,496,089	$7,962,438

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the years ended December 31, 2020, 2019, and 2018 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

(in thousands)	2020	2019	2018
Proceeds from sales of investment securities available for sale	$4,054,670	$2,923,787	$35,066
Gross realized gains on sales	$85,375	$10,370	$—
Gross realized losses on sales	(6,444)	(18,029)	(1,296)
Investment securities gains (losses), net	$78,931	$(7,659)	$(1,296)

Note 5 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of December 31, 2020 and December 31, 2019.

	December 31, 2020
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial, and agricultural	$12,486,261	$10,256	$996	$11,252	$55,527	$21,859	$12,574,899
Owner-occupied	6,776,756	1,913	92	2,005	20,019	—	6,798,780
Total commercial and industrial	19,263,017	12,169	1,088	13,257	75,546	21,859	19,373,679
Investment properties	9,318,994	2,751	154	2,905	24,631	—	9,346,530
1-4 family properties	621,965	3,548	36	3,584	2,383	1,236	629,168
Land and development	592,151	422	—	422	1,899	264	594,736
Total commercial real estate	10,533,110	6,721	190	6,911	28,913	1,500	10,570,434
Consumer mortgages	5,489,624	8,851	485	9,336	8,740	—	5,507,700
Home equity lines	1,507,685	4,006	—	4,006	12,145	—	1,523,836
Credit cards	276,778	2,363	1,877	4,240	—	—	281,018
Other consumer loans	1,062,014	9,122	477	9,599	2,376	—	1,073,989
Total consumer	8,336,101	24,342	2,839	27,181	23,261	—	8,386,543
Total loans	$38,132,228	$43,232	$4,117	$47,349	$127,720	$23,359	$38,330,656	(1)

	December 31, 2019
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual	ASC 310-30 Loans(2)	Total
Commercial, financial, and agricultural	$9,124,285	$38,916	$1,206	$40,122	$56,017	$1,019,135	$10,239,559
Owner-occupied	5,691,095	5,164	576	5,740	9,780	823,196	6,529,811
Total commercial and industrial	14,815,380	44,080	1,782	45,862	65,797	1,842,331	16,769,370
Investment properties	7,264,794	1,344	—	1,344	1,581	1,736,608	9,004,327
1-4 family properties	733,984	2,073	304	2,377	2,253	41,401	780,015
Land and development	629,363	808	—	808	1,110	78,161	709,442
Total commercial real estate	8,628,141	4,225	304	4,529	4,944	1,856,170	10,493,784
Consumer mortgages	3,681,553	4,223	730	4,953	11,369	1,848,493	5,546,368
Home equity lines	1,691,759	7,038	171	7,209	12,034	2,155	1,713,157
Credit cards	263,065	3,076	2,700	5,776	—	—	268,841
Other consumer loans	2,363,101	18,688	616	19,304	5,704	8,185	2,396,294
Total consumer	7,999,478	33,025	4,217	37,242	29,107	1,858,833	9,924,660
Total loans	$31,442,999	$81,330	$6,303	$87,633	$99,848	$5,557,334	$37,187,814	(3)

(1)    Total before net deferred fees and costs of $77.7 million, of which $48.9 million relates to PPP loans.
(2)    Represents loans (at fair value) acquired from FCB accounted for under ASC 310-30, net of discount of $90.3 million and payments since Acquisition Date and also include $1.8 million in non-accruing loans, $9.6 million in accruing 90 days or greater past due loans, and $26.5 million in accruing 30-89 days past due loans.
(3)    Total before net deferred fees and costs of $25.4 million.
Interest income on non-accrual loans outstanding that would have been recorded if the loans had been current and performing in accordance with their original terms was $12.6 million and $6.1 million during the years ended December 31, 2020 and 2019, respectively. Of the interest income recognized during the years ended December 31, 2020 and 2019, cash-basis interest income was $3.9 million and $3.3 million, respectively.

Pledged Loans
Loans with carrying values of $15.05 billion and $12.11 billion, respectively, were pledged as collateral for borrowings and capacity at December 31, 2020 and 2019 respectively, to the FHLB and Federal Reserve Bank.
Portfolio Segment Risk Factors
The risk characteristics and collateral information of each portfolio segment are as follows:
Commercial and Industrial Loans - The C&I loan portfolio is comprised of general middle market and commercial banking clients across a diverse set of industries. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. These loans are secured by collateral such as business equipment, inventory, and real estate. Whether for real estate or non-real estate purpose, credit decisions on loans in the C&I portfolio are based on cash flow from the operations of the business as the primary source of repayment of the debt, with underlying real estate or other collateral being the secondary source of repayment. PPP loans, which are categorized as C&I loans, were $2.19 billion net of unearned fees at December 31, 2020 and are guaranteed by the SBA.
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
Consumer Loans - The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network including first and second residential mortgages, HELOCs, and credit card loans, as well as home improvement loans and personal loans from third-party lending partnerships. The majority of Synovus' consumer loans are consumer mortgages and HELOCs secured by first and second liens on residential real estate primarily located in the markets served by Synovus. The primary source of repayment for all consumer loans is generally the personal income of the borrower(s).
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
In the following tables, consumer loans are generally assigned a risk grade similar to the classifications described above; however, upon reaching 90 days and 120 days past due, they are generally downgraded to Substandard and Loss, respectively, in accordance with the FFIEC Retail Credit Classification Policy. Additionally, in accordance with Interagency Supervisory Guidance, the risk grade classifications of consumer loans (consumer mortgages and HELOCs) secured by junior liens on 1-4 family residential properties also consider available information on the payment status of the associated senior liens with other financial institutions.
The following table summarizes each loan portfolio class by regulatory risk grade and origination year as of December 31, 2020 as required by CECL.

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2020	2019	2018	2017	2016	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$3,862,940	$1,334,892	$847,647	$582,854	$552,666	$685,326	$4,168,795	$49,827	$12,084,947
Special Mention	63,307	40,618	12,723	22,070	1,665	5,545	60,741	489	207,158
Substandard(1)	28,698	36,618	24,867	36,072	12,808	35,172	84,498	514	259,247
Doubtful(2)	—	3,721	19,778	—	—	—	48	—	23,547
Total commercial, financial and agricultural	3,954,945	1,415,849	905,015	640,996	567,139	726,043	4,314,082	50,830	12,574,899
Owner-occupied
Pass	1,326,170	1,134,402	1,061,206	983,684	555,346	1,246,775	294,103	—	6,601,686
Special Mention	6,170	9,995	10,682	14,138	1,582	13,768	—	—	56,335
Substandard(1)	2,570	22,793	42,615	26,033	7,316	29,794	—	—	131,121
Doubtful(2)	—	—	9,638	—	—	—	—	—	9,638
Total owner-occupied	1,334,910	1,167,190	1,124,141	1,023,855	564,244	1,290,337	294,103	—	6,798,780
Total commercial and industrial	5,289,855	2,583,039	2,029,156	1,664,851	1,131,383	2,016,380	4,608,185	50,830	19,373,679
Investment properties
Pass	1,066,755	2,278,012	2,074,887	1,092,635	484,223	1,302,097	231,786	—	8,530,395
Special Mention	1,482	66,160	176,794	136,004	138,362	129,401	55,440	—	703,643
Substandard(1)	1,007	4,770	24,476	19,820	21,875	40,509	35	—	112,492
Total investment properties	1,069,244	2,348,942	2,276,157	1,248,459	644,460	1,472,007	287,261	—	9,346,530
1-4 family properties
Pass	197,442	95,210	70,314	88,507	38,742	97,379	27,825	—	615,419
Special Mention	402	—	508	109	786	118	—	—	1,923
Substandard(1)	1,527	653	4,312	1,141	554	2,299	1,340	—	11,826
Total 1-4 family properties	199,371	95,863	75,134	89,757	40,082	99,796	29,165	—	629,168
Land and development
Pass	85,335	173,735	83,784	92,979	12,261	76,430	53,390	—	577,914
Special Mention	857	1,995	2,866	282	—	1,332	636	—	7,968
Substandard(1)	1,229	425	4,664	915	136	1,485	—	—	8,854
Total land and development	87,421	176,155	91,314	94,176	12,397	79,247	54,026	—	594,736
Total commercial real estate	1,356,036	2,620,960	2,442,605	1,432,392	696,939	1,651,050	370,452	—	10,570,434

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2020	2019	2018	2017	2016	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Consumer mortgages
Pass	$1,865,670	$874,795	$425,721	$678,265	$685,814	$965,383	$1,040	$—	$5,496,688
Substandard(1)	33	961	748	889	866	7,224	—	—	10,721
Loss(3)	—	—	—	—	—	291	—	—	291
Total consumer mortgages	1,865,703	875,756	426,469	679,154	686,680	972,898	1,040	—	5,507,700
Home equity lines
Pass	—	—	—	—	—	—	1,416,272	90,425	1,506,697
Substandard(1)	—	—	—	—	—	—	9,698	5,996	15,694
Doubtful(2)	—	—	—	—	—	—	—	19	19
Loss(3)	—	—	—	—	—	—	1,283	143	1,426
Total home equity lines	—	—	—	—	—	—	1,427,253	96,583	1,523,836
Credit cards
Pass	—	—	—	—	—	—	279,142	—	279,142
Substandard(1)	—	—	—	—	—	—	595	—	595
Loss(4)	—	—	—	—	—	—	1,281	—	1,281
Total credit cards	—	—	—	—	—	—	281,018	—	281,018
Other consumer loans									—
Pass	252,158	190,837	89,193	100,457	80,364	61,029	296,745	—	1,070,783
Substandard(1)	19	762	262	1,195	121	585	227	—	3,171
Loss	—	—	—	—	—	35	—	—	35
Total other consumer loans	252,177	191,599	89,455	101,652	80,485	61,649	296,972	—	1,073,989
Total consumer	2,117,880	1,067,355	515,924	780,806	767,165	1,034,547	2,006,283	96,583	8,386,543
Total loans(5)	$8,763,771	$6,271,354	$4,987,685	$3,878,049	$2,595,487	$4,701,977	$6,984,920	$147,413	$38,330,656

(1)    The majority of loans within Substandard risk grade are accruing loans at December 31, 2020.
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
(5)    Total before net deferred fees and costs of $77.7 million, of which $48.9 million relates to PPP loans..

The following table summarizes each loan portfolio class by regulatory risk grade as of December 31, 2019.

	December 31, 2019
(in thousands)	Pass	Special Mention	Substandard(1)	Doubtful(2)	Loss(3)		Total
Commercial, financial, and agricultural	$9,927,059	$128,506	$182,831	$1,163	$—		$10,239,559
Owner-occupied	6,386,055	58,330	85,426	—	—		6,529,811
Total commercial and industrial	16,313,114	186,836	268,257	1,163	—		16,769,370
Investment properties	8,930,360	16,490	57,477	—	—		9,004,327
1-4 family properties	766,529	3,249	10,237	—	—		780,015
Land and development	681,003	18,643	9,796	—	—		709,442
Total commercial real estate	10,377,892	38,382	77,510	—	—		10,493,784
Consumer mortgages	5,527,746	—	18,376	97	149		5,546,368
Home equity lines	1,697,086	—	14,806	21	1,244		1,713,157
Credit cards	266,146	—	818	—	1,877	(4)	268,841
Other consumer loans	2,390,199	—	6,095	—	—		2,396,294
Total consumer	9,881,177	—	40,095	118	3,270		9,924,660
Total loans	$36,572,183	$225,218	$385,862	$1,281	$3,270		$37,187,814	(5)

(1)    The majority of loans within Substandard risk grade are accruing loans at December 31, 2019.
(2)    Loans within Doubtful risk grade are on non-accrual status and generally have an ALL equal to 50% of the loan amount.
(3)    Loan~~s~~ within Los~~s~~ risk grade are on non-accrual status and have an ALL equal to the full loan amount.
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
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the year ended December 31, 2020.
Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the years ended December 31, 2020, 2019, and 2018. On January 1, 2020, Synovus adopted ASC 326, which replaced the existing incurred loss methodology with an expected credit loss methodology (referred to as CECL). Under the incurred loss methodology, reserves for credit losses were recognized only when the losses were probable or had been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for more information on Synovus' adoption of CECL.
For the year ended December 31, 2020, Synovus reversed a net amount of $18.3 million, in previously established reserves for credit losses associated with net transfers to held for sale of $1.43 billion, in performing loans primarily related to third-party single-service consumer loans and non-relationship consumer mortgages. For the year ended December 31, 2019, Synovus had no significant transfers to loans held for sale.

	As Of and For The Year Ended December 31, 2020
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance, prior to adoption of ASC 326	$145,782	$67,430	$68,190	$281,402
Impact from adoption of ASC 326	(2,310)	(651)	85,955	82,994
Beginning balance, after adoption of ASC 326	$143,472	$66,779	$154,145	$364,396
Charge-offs	(76,260)	(13,213)	(29,789)	(119,262)
Recoveries	13,544	2,857	8,149	24,550
Provision for loan losses	148,799	74,319	112,934	336,052
Ending balance	$229,555	$130,742	$245,439	$605,736

	As Of and For The Year Ended December 31, 2019
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$133,123	$68,796	$48,636	$250,555
Charge-offs	(49,572)	(5,540)	(24,023)	(79,135)
Recoveries	7,827	8,618	5,078	21,523
Provision for loan losses	53,665	(4,444)	38,499	87,720
Transfer of unfunded commitment reserve	739	—	—	739
Ending balance	$145,782	$67,430	$68,190	$281,402

	As Of and For The Year Ended December 31, 2018
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$126,803	$74,998	$47,467	$249,268
Charge-offs	(48,775)	(4,408)	(20,871)	(74,054)
Recoveries	7,165	10,188	6,291	23,644
Provision for loan losses	47,930	(11,982)	15,749	51,697
Ending balance	$133,123	$68,796	$48,636	$250,555

The ALL of $605.7 million and the reserve for unfunded commitments of $47.8 million, which is recorded in other liabilities, comprise the total ACL of $653.5 million at December 31, 2020. Since the adoption of CECL on January 1, 2020, the ACL has increased $260.3 million. Provision for credit losses (which includes the provision for loan losses and unfunded commitments) of $355.0 million for the year ended December 31, 2020 resulted in the building of the ACL required under CECL, primarily as a result of deterioration in the economic environment due to the impact of COVID-19. The economic forecast used to determine the ACL as of December 31, 2020 was approved late in the fourth quarter of 2020 pursuant to Synovus' economic forecasting governance processes. The modeling assumptions for the fourth quarter of 2020 utilized a two-year reasonable and supportable period and comprised a multi-scenario framework including a base economic outlook which incorporated the most recently enacted stimulus with modest economic growth and improvement in the unemployment rate throughout 2021 and 2022. The forecast as of December 31, 2020, still represented a deteriorated economic scenario compared to January 1, 2020 when CECL was adopted. This, along with credit migration and other loan portfolio activity, resulted in an ACL to loans coverage ratio of 1.71%, or 1.81% excluding PPP loans, at December 31, 2020.
In the fourth quarter, Synovus began using a third-party provider’s economic projections as the starting point for our economic outlook. Changing to a third-party provider did not have a material impact on the resulting allowance.
Our modeling process incorporates qualitative considerations in addition to the quantitative inputs to the CECL estimate. The CARES Act programs that supported business and consumers through PPP loans, unemployment benefits, and other stimulus had a positive impact on borrowers during 2020. Qualitative adjustments are used to ensure modeled results remain consistent with the expected loss requirement. This includes factoring in enacted stimulus as well as the expected impact on future defaults.

While certain financial and economic metrics suggest improving economic conditions, uncertainty remains regarding the trajectory of the economic recovery, the impact of government stimulus, and the success of the COVID-19 vaccine, which will impact subsequent period CECL reserves.
Information about Synovus' TDRs is presented in the following tables. Synovus began entering into loan modifications with borrowers in response to the COVID-19 pandemic, some of which have not been classified as TDRs, and therefore are not included in the discussion below. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for more information on Synovus' loan modifications due to COVID-19. The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the years ended December 31, 2020, 2019, and 2018 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Year Ended December 31, 2020
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial, and agricultural	152	$10,939	$11,912	$22,851
Owner-occupied	22	4,536	1,530	6,066
Total commercial and industrial	174	15,475	13,442	28,917
Investment properties	9	29,679	1,420	31,099
1-4 family properties	22	1,769	1,105	2,874
Land and development	4	606	—	606
Total commercial real estate	35	32,054	2,525	34,579
Consumer mortgages	23	1,866	2,789	4,655
Home equity lines	63	1,970	2,530	4,500
Other consumer loans	57	1,185	2,779	3,964
Total consumer	143	5,021	8,098	13,119
Total loans	352	$52,550	$24,065	$76,615	(2)

	Year Ended December 31, 2019
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial, and agricultural	127	$9,042	$9,873	$18,915
Owner-occupied	22	9,017	861	9,878
Total commercial and industrial	149	18,059	10,734	28,793
Investment properties	8	1,548	—	1,548
1-4 family properties	18	2,182	643	2,825
Land and development	8	1,187	30	1,217
Total commercial real estate	34	4,917	673	5,590
Consumer mortgages	18	1,587	1,361	2,948
Home equity lines	70	3,024	2,522	5,546
Other consumer loans	109	1,712	5,270	6,982
Total consumer	197	6,323	9,153	15,476
Total loans	380	$29,299	$20,560	$49,859	(3)

TDRs by Concession Type (continued)
	Year Ended December 31, 2018
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial, and agricultural	46	$3,807	$3,957	$7,764
Owner-occupied	16	7,589	5,705	13,294
Total commercial and industrial	62	11,396	9,662	21,058
Investment properties	10	8,070	2,215	10,285
1-4 family properties	25	2,481	2,014	4,495
Land and development	5	122	1,856	1,978
Total commercial real estate	40	10,673	6,085	16,758
Consumer mortgages	19	5,590	93	5,683
Home equity lines	4	172	339	511
Other consumer loans	92	1,834	3,983	5,817
Total consumer	115	7,596	4,415	12,011
Total loans	217	$29,665	$20,162	$49,827	(4)

(1)    Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the years ended December 31, 2020, 2019, and 2018.
(2)    No charge-offs were recorded during the year ended December 31, 2020 upon restructuring of these loans.
(3)    No charge-offs were recorded during the year ended December 31, 2019 upon restructuring of these loans
(4)    Net charge-offs of $403 thousand were recorded during the year ended December 31, 2018 upon restructuring of these loans.
For the years ended December 31, 2020, 2019 and 2018, there were seven defaults with a recorded investment of $21.7 million, four defaults with a recorded investment of $326 thousand, and eight defaults with a recorded investment of $10.5 million, respectively, on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments). As of December 31, 2020, there were no commitments to lend a material amount of additional funds to any customer~~s~~ whose loans were classified as TDR~~s~~.

Note 6 - Premises, Equipment and Software
Premises, equipment and software at December 31, 2020 and 2019 consist of the following:

(in thousands)	2020	2019
Land	$113,828	$118,866
Buildings and improvements	407,735	418,915
Leasehold improvements	53,174	49,088
Furniture, equipment and software	481,560	474,397
Construction in progress	13,052	11,905
Total premises, equipment and software	1,069,349	1,073,171
Less: Accumulated depreciation and amortization	(605,390)	(579,231)
Net premises, equipment and software	$463,959	$493,940

Net premises, equipment, and software included $3.4 million and $4.6 million related to net finance leases at December 31, 2020 and 2019, respectively. Depreciation and amortization expense for the years ended December 31, 2020, 2019, and 2018 totaled $51.6 million, $49.2 million, and $42.6 million, respectively.
During the years ended December 31, 2020 and 2019, Synovus transferred premises with a net book value of $7.0 million and $6.1 million, respectively, to other properties held for sale, a component of other assets.
Note 7 - Goodwill and Other Intangible Assets
Business segments are based on segment leadership structure, which reflects how segment performance is monitored and assessed. Synovus has three major reportable business segments: Community Banking, Wholesale Banking, and Financial Management Services (FMS). These reportable segments were established in connection with the reorganization of Synovus' management structure during the fourth quarter of 2019, with goodwill allocated to the new reporting units based on a relative fair value approach.
Goodwill allocated to each reporting unit at December 31, 2020 and December 31, 2019 is presented as follows (the FMS reportable segment includes two reporting units of Consumer Mortgage and Wealth Management):

(in thousands)	Community Banking Reporting Unit	Wholesale Banking Reporting Unit	Consumer Mortgage Reporting Unit	Wealth Management Reporting Unit	Total
Balance as of December 31, 2018	$17,825	$11,936	$3,123	$24,431	$57,315
Goodwill acquired	238,498	159,700	41,754	—	439,952
Balance as of December 31, 2019	$256,323	$171,636	$44,877	$24,431	$497,267
Goodwill impairment	—	—	(44,877)	—	(44,877)
Balance as of December 31, 2020	$256,323	$171,636	$—	$24,431	$452,390

Effective January 1, 2019, Synovus acquired FCB. In connection with the acquisition, Synovus recorded $440.0 million of goodwill and $57.4 million of core deposit intangible assets.
Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). During 2020, Synovus performed interim goodwill impairment tests as of November 30, 2020, September 30, 2020, June 30, 2020 and March 31, 2020 based on quarterly assessments of triggering events that included Synovus' stock price trading below book value during certain periods following the COVID-19 outbreak, an extremely low interest rate environment, as well as general recessionary economic conditions caused by the COVID-19 pandemic. Quantitative assessments of goodwill impairment include determining the estimated fair value of each reporting unit, utilizing a combination of discounted cash flow and market-based approaches, and comparing that fair value to each reporting unit's carrying amount. The discounted cash flow method included updated internal forecasts, long-term profitability targets, growth rates and discount rates. The market approach was based on a comparison of certain financial metrics of Synovus' reporting units to guideline public company peers. The income-based discounted cash flow approach was more heavily weighted (60%) than the market-based approach (40%) due to significant volatility in the market since the pandemic was declared a national emergency.

Based on the assessment performed at September 30, 2020, Synovus recognized a $44.9 million goodwill impairment charge representing all goodwill allocated to the Consumer Mortgage reporting unit. The projected cash flows of the Consumer Mortgage reporting unit were negatively impacted by significant mortgage refinance activity at record-low mortgage rates and the FOMC's updated guidance in the third quarter of 2020 regarding inflation targeting and their expectations for interest rates to remain low for an extended period of time. The primarily fixed rate, longer duration nature of Synovus’ mortgage portfolio especially impacted the Consumer Mortgage reporting unit.
During the fourth quarter of 2020, Synovus performed an additional quantitative assessment of goodwill impairment for each reporting unit with a remaining goodwill balance, Community Banking, Wholesale Banking and Wealth Management, using the test date of November 30, 2020. Based on the results of the quantitative assessment, the fair value of each of these reporting units exceeded its respective carrying value. Additional qualitative analysis through year-end demonstrated that goodwill is not impaired as of December 31, 2020.
The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of December 31, 2020 and 2019, which primarily consist of core deposit intangible assets acquired in the FCB acquisition. Core deposit intangible assets were $37.6 million at December 31, 2020. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. A recoverability test was performed during the fourth quarter due to the extremely low interest rate environment, resulting in a conclusion that CDI is not impaired as of December 31, 2020. Aggregate other intangible assets amortization expense for the years ended December 31, 2020, 2019, and 2018 was $10.6 million, $11.6 million, and $1.2 million, respectively.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2020
CDI	$57,400	$(19,829)	$37,571
Other	12,500	(4,959)	7,541
Total other intangible assets	$69,900	$(24,788)	$45,112
December 31, 2019
CDI	57,400	(10,436)	$46,964
Other	12,500	(3,793)	8,707
Total other intangible assets	$69,900	$(14,229)	$55,671

The estimated amortization expense of other intangible assets for the next five years is as follows:

(in thousands)	Amortization Expense
2021	$9,516
2022	8,472
2023	7,429
2024	6,366
2025	5,266

Note 8 - Other Assets
Significant balances included in other assets at December 31, 2020 and 2019 are presented below.

(in thousands)	2020	2019
Derivative asset positions	$401,295	$140,016
ROU assets	380,380	374,716
Investments in low income housing, solar energy tax credits, and other CRA partnerships	262,855	146,612
Accrued interest receivable	177,865	127,641
Federal Reserve Bank and FHLB Stock	157,520	286,447
Deferred tax asset, net	130,848	65,102
Accounts receivable	88,286	77,193
Prepaid expenses	45,088	42,285
Mutual funds and mutual funds held in rabbi trusts	37,650	32,348
MPS receivable(1)	15,575	21,437
Trading account assets, at fair value	10,880	7,212
Other real estate	1,819	14,373
Private equity investments	1,021	19,389
Taxes receivable	—	8,648
Miscellaneous other assets	49,517	55,511
Total other assets	$1,760,599	$1,418,930

(1)    See "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Commitments and Contingencies" in this Report for more information on this receivable which is classified as a NPA.
Note 9 - Deposits
A summary of interest-bearing deposits at December 31, 2020 and 2019 is presented below.

(in thousands)	2020	2019
Interest-bearing demand deposits(1)	$8,838,710	$6,470,570
Money market accounts(1)	15,277,829	11,227,134
Savings accounts	1,168,672	918,109
Time deposits(1)	4,358,100	6,920,213
Brokered deposits	3,570,406	3,429,993
Total interest-bearing deposits	$33,213,717	$28,966,019

(1)    Excluding brokered deposits
The aggregate amount of time deposits of $250,000 or more was $1.82 billion at December 31, 2020 and $2.63 billion at December 31, 2019.
The following table presents contractual maturities of all time deposits at December 31, 2020.

(in thousands)
Maturing within one year	$4,016,764
Between 1 - 2 years	1,303,259
2 - 3 years	505,709
3 - 4 years	33,768
4 - 5 years	80,242
Thereafter	8,454
Total	$5,948,196

Note 10 - Long-term Debt and Short-term Borrowings
Short-term Borrowings
Short-term borrowings at December 31, 2020 and 2019 consisted of the following:

(dollars in thousands)	2020	2019
Securities sold under repurchase agreements	$227,922	$165,690
Trading liability for short positions	7,717	1,560
FHLB advances with original maturities of one year or less	—	1,752,000
Total short-term borrowings	$235,639	$1,919,250

The following table sets forth additional information on Synovus' short-term borrowings for the years indicated.

(dollars in thousands)	2020	2019	2018
Total balance at December 31,	$235,639	$1,919,250	$887,692
Weighted average interest rate at December 31,	0.11%	1.60%	1.93%
Maximum month-end balance during the year	$1,973,523	$2,431,012	$887,692
Average amount outstanding during the year	685,664	1,360,214	371,933
Weighted average interest rate during the year	1.15%	1.93%	0.96%

Long-term Debt
Long-term debt at December 31, 2020 and 2019 is presented in the following table:

(dollars in thousands)	2020	2019
Parent Company:
3.125% senior notes, due November 1, 2022, $300.0 million par value with semi-annual interest payments and principal to be paid at maturity	$298,853	$298,228
5.90% Fixed-to-Fixed Rate Subordinated Notes issued February 7, 2019, due February 7, 2029, $300.0 million par value with semi-annual interest payments at 5.90% for the first five years and semi-annual payments thereafter at a fixed rate of 3.379% above the 5-Year Mid-Swap Rate as of the reset date	297,553	297,250
LIBOR + 1.80% debentures, due April 19, 2035, $10.0 million par value with quarterly interest payments and principal to be paid at maturity (rate of 2.02% at December 31, 2020 and 3.69% at December 31, 2019)	10,000	10,000
5.75% subordinated notes, due December 15, 2025, $250.0 million par value	—	248,419
Total long-term debt — Parent Company	606,406	853,897
Synovus Bank:
2.289% Fixed-to-Floating Rate Senior Bank Notes issued February 12, 2020, due February 12, 2023, $400.0 million par value with semi-annual interest payments at 2.289% for the first two years and quarterly payments thereafter at an adjustable rate equal to the then-current SOFR + 94.5 basis points	$398,594	$—
4.00% Fixed-to-Fixed Rate Subordinated Bank Notes issued October 29, 2020, due October 29, 2030, $200.0 million par value with semi-annual interest payments at 4.00% for the first five years and semi-annual payments thereafter at a fixed rate of 3.625% above the 5-Year U.S. Treasury Rate	197,349	—
FRB PPP Lending Facility	145	—
FHLB advances with weighted average interest rate of 1.76% at December 31, 2019	—	1,300,000
Total long-term debt — Synovus Bank	596,088	1,300,000
Total long-term debt	$1,202,494	$2,153,897

On February 12, 2020, Synovus Bank issued $400.0 million aggregate principal amount of 2.289% Fixed-to-Floating Rate Senior Bank Notes due February 12, 2023. The notes bear interest at a fixed rate of 2.289% per annum for the first two years. Subject to redemption on February 10, 2022, the interest rate on the notes thereafter will be computed quarterly using an interest rate based on the SOFR with a daily index maturity plus a spread of 94.5 bps per annum.
On October 29, 2020, Synovus Bank issued $200.0 million aggregate principal amount of 4.000% Fixed-to-Fixed Rate Subordinated Bank Notes due October 29, 2030. Subject to any redemption prior to the maturity date, the notes will bear interest at a fixed rate of 4.000% per annum for the first five years and thereafter the notes will bear interest at a fixed rate of 3.625% above the 5-Year U.S. Treasury Rate.

On December 11, 2020, Synovus redeemed all $250.0 million aggregate principal amount of its 5.75% subordinated notes due 2025 and incurred a $1.3 million loss on early extinguishment of these notes. During the year ended December 31, 2020, Synovus terminated $1.13 billion in long-term FHLB obligations and incurred $9.2 million in losses on early extinguishment of these obligations.
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
The provisions of the indentures governing Synovus’ long-term debt contain certain restrictions within specified limits on mergers, sales of all or substantially all of Synovus' assets and limitations on sales and issuances of voting stock of subsidiaries and Synovus’ ability to pay dividends on its capital stock if there is an event of default under the applicable indenture. As of December 31, 2020 and 2019, Synovus and its subsidiaries were in compliance with the covenants in these agreements. There were no FHLB advances outstanding at December 31, 2020 and FHLB advances outstanding at December 31, 2019 were secured by certain loans with a recorded balance of $6.19 billion.
Contractual annual principal payments on long-term debt for the next five years and thereafter are shown in the following table. These maturities are based upon the par value of the long-term debt.

(in thousands)	Parent Company	Synovus Bank	Total
2021	$—	$—	$—
2022	300,000	145	300,145
2023	—	400,000	400,000
2024	—	—	—
2025	—	—	—
Thereafter	310,000	200,000	510,000
Total	$610,000	$600,145	$1,210,145

Note 11 - Shareholders' Equity and Other Comprehensive Income
The following table shows the changes in shares of preferred and common stock issued and common stock held as treasury shares for the years ended December 31, 2020, 2019, and 2018.

(shares in thousands)	Series C Preferred Stock Issued (Redeemed)	Series D Preferred Stock Issued	Series E Preferred Stock Issued	Total Preferred Stock Issued (Redeemed)	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at December 31, 2017	5,200	—	—	5,200	142,678	23,781	118,897
Issuance of preferred stock	—	8,000	—	8,000	—	—	—
Redemption of preferred stock	(5,200)	—	—	(5,200)	—	—	—
Issuance of common stock for earnout payment	—	—	—	—	199	—	199
Restricted share unit activity	—	—	—	—	297	—	297
Stock options exercised	—	—	—	—	126	—	126
Repurchase of common stock	—	—	—	—	—	3,653	(3,653)
Balance at December 31, 2018	—	8,000	—	8,000	143,300	27,434	115,866
FCB acquisition:
Issuance of common stock for acquisition	—	—	—	—	22,043	—	22,043
Common stock reissued	—	—	—	—	—	(27,434)	27,434
Warrants exercised and common stock reissued	—	—	—	—	—	(260)	260
Issuance of preferred stock	—	—	14,000	14,000	—	—	—
Issuance of common stock for earnout payment	—	—	—	—	344	—	344
Restricted share unit activity	—	—	—	—	302	—	302
Stock options exercised	—	—	—	—	812	—	812
Repurchase of common stock	—	—	—	—	—	19,903	(19,903)
Balance at December 31, 2019	—	8,000	14,000	22,000	166,801	19,643	147,158
Issuance of common stock for earnout payment	—	—	—	—	379	—	379
Restricted share unit activity	—	—	—	—	389	—	389
Stock options exercised	—	—	—	—	564	—	564
Repurchase of common stock	—	—	—	—	—	450	(450)
Balance at December 31, 2020	—	8,000	14,000	22,000	168,133	20,093	148,040

Preferred Stock
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
Common Stock
Stock issued for acquisition of FCB
On January 1, 2019, as part of the FCB acquisition, Synovus issued 22.0 million shares of common stock and reissued 27.4 million shares of treasury stock. The total value of the acquisition consideration transferred by Synovus, including exchanged equity awards and warrants, was $1.63 billion. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 2 - Acquisitions" in this Report for more information on the FCB acquisition.
Stock issued related to acquisition of Global One
On October 1, 2016, Synovus completed its acquisition of all of the outstanding stock of Global One. Under the terms of the merger agreement, the purchase price included additional annual payments to Global One's former shareholders over a period not to extend beyond June 30, 2021, with amounts based on a percentage of Global One earnings as defined in the merger agreement. The earnout payments consist of shares of Synovus common stock as well as a smaller cash consideration component. Annual earnout payments made during 2018, 2019, and 2020, included 199 thousand, 344 thousand, and 379 thousand shares, respectively, of Synovus common stock valued at $7.4 million, $11.8 million, and $8.7 million, respectively.
Repurchases of Common Stock
During the first quarter of 2020, Synovus repurchased $16.2 million, or 450 thousand shares, of common stock through open market transactions under the share repurchase program announced on January 24, 2020.
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
Warrants
In connection with the acquisition of FCB on January 1, 2019, outstanding FCB warrants were converted into 913 thousand warrants to purchase shares of Synovus common stock. At December 31, 2019, all warrants had been exercised, converting into 263 thousand shares of Synovus common.
Accumulated Other Comprehensive Income (Loss)
The following table illustrates activity within the balances in AOCI by component, and is shown for the years ended December 31, 2020, 2019, and 2018.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net Unrealized Gains (Losses) on Investment Securities Available for Sale(1)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Post-Retirement Unfunded Health Benefit	Total
Balance at December 31, 2017	$(43,470)	$(12,137)	$853	$(54,754)
Other comprehensive loss before reclassifications	(33,023)	—	(34)	(33,057)
Amounts reclassified from accumulated other comprehensive income (loss)	960	—	(98)	862
Net current period other comprehensive income (loss)	(32,063)	—	(132)	(32,195)
Reclassification from adoption of ASU 2018-02	(7,763)	—	175	(7,588)
Cumulative-effect adjustment from adoption of ASU 2016-01	117	—	—	117
Balance at December 31, 2018	$(83,179)	$(12,137)	$896	$(94,420)
Other comprehensive income (loss) before reclassifications	161,170	(6,350)	(378)	154,442
Amounts reclassified from accumulated other comprehensive income (loss)	5,675	—	(56)	5,619
Net current period other comprehensive income (loss)	166,845	(6,350)	(434)	160,061
Balance at December 31, 2019	$83,666	$(18,487)	$462	$65,641
Other comprehensive income (loss) before reclassifications	80,491	73,502	—	153,993
Amounts reclassified from accumulated other comprehensive income (loss)	(58,488)	(2,049)	(462)	(60,999)
Net current period other comprehensive income (loss)	22,003	71,453	(462)	92,994
Balance at December 31, 2020	$105,669	$52,966	$—	$158,635

(1)    For all periods presented, the ending balance in net unrealized gains (losses) on investment securities available for sale and cash flow hedges includes unrealized losses of $13.3 million and $12.1 million, respectively, related to residual tax effects remaining in OCI due to previously established deferred tax asset valuation allowances in 2010 and 2011. In accordance with ASC 740-20-45-11(b), under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.
Note 12 - Regulatory Capital
Synovus and Synovus Bank are subject to regulatory capital requirements administered by the federal and state banking agencies under Basel III. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy standards and the regulatory framework for prompt corrective action, Synovus and Synovus Bank must meet specific capital levels that involve quantitative measures of both on- and off-balance sheet items as calculated under regulatory capital guidelines. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
As a financial holding company, Synovus and its subsidiary bank, Synovus Bank, are required to maintain capital levels required for a well-capitalized institution as defined by federal banking regulations. Under the capital rules, Synovus and Synovus Bank are well-capitalized if each has a CET1 ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a total risk-based capital ratio of 10% or greater, a leverage ratio of 5% or greater, and are not subject to any written agreement, order, capital directive, or prompt corrective action directive from a federal and/or state banking regulatory agency to meet and maintain a specific capital level for any capital measure. Additionally, regulatory capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios in order to avoid restrictions on capital distributions and discretionary bonuses.
Management currently believes, based on internal capital analyses and earnings projections, that Synovus' capital position is adequate to meet current and future regulatory minimum capital requirements inclusive of the capital conservation buffer.

The following table summarizes regulatory capital information at December 31, 2020 and 2019 for Synovus and Synovus Bank.

	Actual Capital		Minimum Requirement For Capital Adequacy(1)		To Be Well-Capitalized Under Prompt Corrective Action Provisions(2)
(dollars in thousands)	2020	2019	2020	2019	2020	2019
Synovus Financial Corp.
CET1 capital	$4,034,865	$3,743,459	$1,879,551	$1,882,424	N/A	N/A
Tier 1 risk-based capital	4,572,010	4,280,604	2,506,068	2,509,899	N/A	N/A
Total risk-based capital	5,604,230	5,123,381	3,341,425	3,346,531	N/A	N/A
CET1 capital ratio	9.66%	8.95%	4.50%	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	10.95	10.23	6.00	6.00	N/A	N/A
Total risk-based capital ratio	13.42	12.25	8.00	8.00	N/A	N/A
Leverage ratio	8.50	9.16	4.00	4.00	N/A	N/A
Synovus Bank
CET1 capital	$4,641,711	$4,640,501	$1,880,757	$1,881,199	$2,716,650	$2,717,287
Tier 1 risk-based capital	4,641,711	4,640,501	2,507,677	2,508,265	3,343,569	3,344,354
Total risk-based capital	5,361,611	4,923,279	3,343,569	3,344,354	4,179,461	4,180,442
CET1 capital ratio	11.11%	11.10%	4.50%	4.50%	6.50%	6.50%
Tier 1 risk-based capital ratio	11.11	11.10	6.00	6.00	8.00	8.00
Total risk-based capital ratio	12.83	11.78	8.00	8.00	10.00	10.00
Leverage ratio	8.73	9.94	4.00	4.00	5.00	5.00

(1)    The additional capital conservation buffer in effect is 2.5%.
(2)    The prompt corrective action provisions are applicable at the bank level only.
Note 13 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the years ended December 31, 2020, 2019, and 2018. Diluted net income per common share incorporates the potential impact of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock.

	Years Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Net income	$373,695	$563,780	$428,476
Preferred stock dividends	33,163	22,881	17,998
Net income available to common shareholders	$340,532	$540,899	$410,478
Weighted average common shares outstanding	147,415	154,331	117,644
Potentially dilutive shares from outstanding equity-based awards, warrants, and earnout payments	795	1,727	734
Weighted average diluted common shares	148,210	156,058	118,378
Net income per common share, basic	$2.31	$3.50	$3.49
Net income per common share, diluted	$2.30	$3.47	$3.47

As of December 31, 2020, 2019, and 2018, there were 515 thousand, 40 thousand, and zero, respectively, potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of December 31, 2020 and 2019.

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	$10,185	$—	$10,185
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	158	—	158
Other mortgage-backed securities	—	178	—	178
State and municipal securities	—	176	—	176
Asset-backed securities	—	183	—	183
Total trading securities	$—	$10,880	$—	$10,880
Investment securities available for sale:
U.S. Treasury securities	$20,257	$—	$—	$20,257
U.S. Government agency securities	—	82,320	—	82,320
Mortgage-backed securities issued by U.S. Government agencies	—	1,218,017	—	1,218,017
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	5,000,046	—	5,000,046
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	1,250,377	—	1,250,377
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	370,921	—	370,921
Corporate debt securities and other debt securities	—	18,479	2,021	20,500
Total investment securities available for sale	$20,257	$7,940,160	$2,021	$7,962,438
Mortgage loans held for sale	—	216,647	—	216,647
Private equity investments	—	—	1,021	1,021
Mutual funds and mutual funds held in rabbi trusts	37,650	—	—	37,650
GGL/SBA loans servicing asset	—	—	3,258	3,258
Derivative assets	—	401,295	—	401,295
Liabilities
Trading liability for short positions	$—	$7,717	$—	$7,717
Earnout liability	—	—	5,677	5,677
Derivative liabilities	—	155,119	2,048	157,167

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	$—	$2,486	$—	$2,486
Other mortgage-backed securities	—	1,284	—	1,284
State and municipal securities	—	65	—	65
Asset-backed securities	—	3,227	—	3,227
Other investments	—	150	—	150
Total trading securities	$—	$7,212	$—	$7,212
Investment securities available for sale:
U.S. Treasury securities	$19,855	$—	$—	$19,855
U.S. Government agency securities	—	36,541	—	36,541
Mortgage-backed securities issued by U.S. Government agencies	—	56,816	—	56,816
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	5,180,815	—	5,180,815
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	636,851	—	636,851
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	371,592	—	371,592
State and municipal securities	—	2,075	—	2,075
Asset-backed securities	—	327,400	—	327,400
Corporate debt securities and other debt securities	—	144,620	2,105	146,725
Total investment securities available for sale	$19,855	$6,756,710	$2,105	$6,778,670
Mortgage loans held for sale	—	115,173	—	115,173
Private equity investments	15,502	—	3,887	19,389
Mutual funds and mutual funds held in rabbi trusts	32,348	—	—	32,348
GGL/SBA loans servicing asset	—	—	3,040	3,040
Derivative assets	—	140,016	—	140,016
Liabilities
Trading liability for short positions	$1,560	$—	$—	$1,560
Earnout liability	—	—	11,016	11,016
Derivative liabilities	—	34,732	2,339	37,071

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

	Years Ended December 31,
(in thousands)	2020	2019	2018
Changes in fair value included in net income:
Mortgage loans held for sale	$3,400	$1,675	$95
Mortgage loans held for sale:
Fair value	216,647	115,173	37,129
Unpaid principal balance	210,292	112,218	35,848
Fair value less aggregate unpaid principal balance	$6,355	$2,955	$1,281

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
During 2020, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. During 2019, Synovus had transfers out of Level 3 into Level 1 in the fair value hierarchy as certain funds within private equity investments became public with traded securities. These transfers were accounted for as if they occurred at the beginning of the reporting period.

	2020
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL/SBA Loans Servicing Asset	Earnout Liability	Visa Derivative Liability
Beginning balance, January 1, 2020	$2,105	$3,887	$3,040	$(11,016)	$(2,339)
Total (losses) gains realized/unrealized:
Included in earnings	—	(2,866)	(1,000)	(4,908)	(890)
Unrealized gains (losses) included in other comprehensive income	(84)	—	—	—	—
Additions	—	—	1,218	—	—
Settlements	—	—	—	10,247	1,181
Ending balance, December 31, 2020	$2,021	$1,021	$3,258	$(5,677)	$(2,048)
Total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2020	$—	$(2,866)	$—	$(4,908)	$(890)

	2019
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL/SBA Loans Servicing Asset	Earnout Liability	Visa Derivative Liability
Beginning balance, January 1, 2019	$1,785	$11,028	$3,729	$(14,353)	$(1,673)
Total (losses) gains realized/unrealized:
Included in earnings	—	230	(1,631)	(10,457)	(3,611)
Unrealized (losses) gains included in other comprehensive income	320	—	—	—	—
Additions	—	—	942	—	—
Sales	—	(1,437)	—	—	—
Settlements	—	—	—	13,794	2,945
Transfers out of Level 3	—	(5,934)	—	—	—
Ending balance, December 31, 2019	$2,105	$3,887	$3,040	$(11,016)	$(2,339)
Total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2019	$—	$230	$—	$(10,457)	$(666)

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

			December 31, 2020
(dollars in thousands)	Valuation Technique	Significant Unobservable Input	Level 3 Fair Value	Rate/Range
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale - Corporate debt and other debt securities - trust preferred security	Discounted cash flow analysis	Discount rate Forecasted average Prime reset rate	$2,021	4.96% 4.06%
Private equity investments	Individual analysis of each investee company	Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies	$1,021	N/A
GGL/SBA loans servicing asset	Discounted cash flow analysis	Discount rate Prepayment speeds	$3,258	10.79% 18.81%
Earnout liability	Option pricing methods and Monte Carlo simulation	Financial projections of Global One through June 30, 2021	$5,677	N/A
Visa derivative liability	Discounted cash flow analysis	Estimated timing of resolution of Covered Litigation and future cumulative deposits to the litigation escrow for settlement of the Covered Litigation	$2,048	0-1.8 years (3Q 2022)

Assets Measured at Fair Value on a Non-recurring Basis
Certain assets are required to be measured at fair value on a non-recurring basis subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following table presents assets measured at fair value on a non-recurring basis as of the dates indicated for which there was a fair value adjustment.

	December 31, 2020			Fair Value Adjustments for the Year Ended December 31, 2020	Location in Consolidated Statements of Income
(in thousands)	Level 1	Level 2	Level 3
Loans(1)	$—	$—	$23,625	$6,076	Provision for credit losses
Other real estate	—	—	860	200	Other operating expenses
MPS Receivable	—	—	15,575	2,663	Other operating expenses
Other assets held for sale	—	—	2,354	2,292	Other operating expenses

	December 31, 2019			Fair Value Adjustments for the Year Ended December 31, 2019	Location in Consolidated Statements of Income
	Level 1	Level 2	Level 3
Loans(1)	$—	$—	$1,461	$683	Provision for credit losses
Other real estate	—	—	8,023	1,342	Other operating expenses
MPS receivable	—	—	21,437	—	Other operating expenses
Other assets held for sale	—	—	1,238	513	Other operating expenses

(1) Collateral-dependent loans that are written down to fair value of collateral.

The table below provides an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure financial instruments that are classified within Level 3 of the valuation hierarchy and are measured at fair value on a non-recurring basis.

December 31, 2020
	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis

Loans	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value Estimated selling costs	0%-14% (14%) 0%-7% (7%)
Loans held for sale	Analysis of anticipated market prices for similar assets less estimated selling costs	Market price analysis for similar assets Estimated selling costs	N/A
Other real estate	Third-party appraised value of real estate less estimated selling costs	Discount to appraised value Estimated selling costs	0%-23% (12%) 0%-10% (7%)
MPS receivable(2)	Third-party appraised value of business less estimated selling costs	Discount to appraised value Estimated selling costs	N/A
Other assets held for sale	Third-party appraised value less estimated selling costs or BOV	Discount to appraised value Estimated selling costs	0%-66% (45%) 0%-10% (7%)

(1)    The weighted average is the measure of central tendencies; it is not the value that management is using for the asset or liability.
(2)    See "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Commitments and Contingencies" of this Report for more information on this receivable which was classified as a NPA at December 31, 2020 and 2019.
Fair Value of Financial Instruments
The following table present~~s~~ the carrying and estimated fair values of financial instruments at December 31, 2020 and 2019. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for a description of how fair value measurements are determined.

	December 31, 2020
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$4,252,917	$4,252,917	$4,252,917	$—	$—
Trading securities	10,880	10,880	—	10,880	—
Investment securities available for sale	7,962,438	7,962,438	20,257	7,940,160	2,021
Loans held for sale	760,123	760,939	—	216,647	544,292
Private equity investments	1,021	1,021	—	—	1,021
Mutual funds and mutual funds held in rabbi trusts	37,650	37,650	37,650	—	—
Loans, net	37,647,248	37,605,881	—	—	37,605,881
GGL/SBA loans servicing asset	3,258	3,258	—	—	3,258
Derivative assets	401,295	401,295	—	401,295	—
Financial Liabilities
Non-interest-bearing deposits	$13,477,854	$13,477,854	$—	$13,477,854	$—
Non-time interest-bearing deposits	27,265,521	27,265,521	—	27,265,521	—
Time deposits	5,948,196	5,970,146	—	5,970,146	—
Total deposits	$46,691,571	$46,713,521	$—	$46,713,521	$—
Securities sold under repurchase agreements	227,922	227,922	227,922	—	—
Trading liability for short positions	7,717	7,717	—	7,717	—
Long-term debt	1,202,494	1,266,825	—	1,266,825	—
Earnout liability	5,677	5,677	—	—	5,677
Derivative liabilities	157,167	157,167	—	155,119	2,048

	December 31, 2019
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents and restricted cash	$1,186,918	$1,186,918	$1,186,918	$—	$—
Trading securities	7,212	7,212	—	7,212	—
Investment securities available for sale	6,778,670	6,778,670	19,855	6,756,710	2,105
Loans held for sale	115,173	115,173	—	115,173	—
Private equity investments	19,389	19,389	15,502	—	3,887
Mutual funds and mutual funds held in rabbi trusts	32,348	32,348	32,348	—	—
Loans, net	36,881,048	36,931,256	—	—	36,931,256
GGL/SBA loans servicing asset	3,040	3,040	—	—	3,040
Derivative assets	140,016	140,016	—	140,016	—
Financial Liabilities
Non-interest-bearing deposits	$9,439,485	$9,439,485	$—	$9,439,485	$—
Non-time interest-bearing deposits	19,891,711	19,891,711	—	19,891,711	—
Time deposits	9,074,308	9,112,459	—	9,112,459	—
Total deposits	$38,405,504	$38,443,655	$—	$38,443,655	$—
Securities sold under repurchase agreements	165,690	165,690	165,690	—	—
Trading liability for short positions	1,560	1,560	1,560	—	—
Other short-term borrowings	1,752,000	1,752,000	—	1,752,000	—
Long-term debt	2,153,897	2,185,717	—	2,185,717	—
Earnout liability	11,016	11,016	—	—	11,016
Derivative liabilities	37,071	37,071	—	34,732	2,339

Note 15 - Derivative Instruments
Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk, exposures related to liquidity and credit risk, and to facilitate customer transactions. The primary types of derivative instruments utilized by Synovus consist of interest rate swaps, interest rate lock commitments made to prospective mortgage loan customers, commitments to sell fixed-rate mortgage loans, and foreign currency exchange forwards. Interest rate lock commitments represent derivative instruments since it is intended that such loans will be sold. Synovus is party to master netting arrangements with its dealer counterparties; however, Synovus does not offset assets and liabilities under these arrangements for financial statement presentation purposes. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for additional information regarding accounting policies for derivatives.
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
Synovus recorded an unrealized gain of $9.8 million, or $7.3 million after-tax, in OCI, during the first quarter of 2020, related to terminated cash flow hedges, which is being recognized into earnings consistent with the effective terms of the original swaps through the third quarter of 2025. Synovus recognized pre-tax income of $2.8 million during the year ended December 31, 2020 related to the amortization of terminated cash flow hedges.
As of December 31, 2020, Synovus expects to reclassify approximately $40 million of pre-tax gains from AOCI into interest income on cash flow hedges over the next twelve months. Included in this amount is approximately $5 million in pre-tax gains related to the terminated cash flow hedges. As of December 31, 2020, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the first quarter of 2024.
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
Mortgage Derivatives
Synovus originates first lien residential mortgage loans for sale into the secondary market. Mortgage loans are sold either individually or in a bulk sale by Synovus on a whole loan servicing-released basis to third-party servicing aggregators for potential conversion into mortgage-backed securities which can be traded in the secondary market or retained on their respective balance sheet.
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
Forward commitments to sell primarily fixed-rate mortgage loans are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding interest rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by Synovus as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates that generally do not exceed 90 days.
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
Collateral Requirements
Pursuant to the Dodd-Frank Act, certain derivative transactions have collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As of December 31, 2020 and 2019, collateral totaling $155.4 million and $84.6 million, respectively, was pledged to the derivative counterparties to comply with collateral requirements in the normal course of business. For derivatives cleared through central clearing houses, the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the consolidated balance sheets and related disclosures. At December 31, 2020 and 2019, Synovus had a variation margin of $162.7 million and $113.7 million, respectively, reducing the derivative liability.
The following table reflects the notional amount and fair value of derivative instruments included on the consolidated balance sheets. Beginning on October 19, 2020, CME Group Inc. transitioned price alignment and discounting for swap futures from the daily EFFR to the SOFR. This change did not have a material impact on Synovus' financial statements.

	December 31, 2020			December 31, 2019
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$3,000,000	$80,802	$—	$2,000,000	$54	$8,624
Total derivatives designated as hedging instruments		$80,802	$—		$54	$8,624

Derivatives not designated: as hedging instruments
Interest rate contracts(3)	$8,784,141	$314,234	$153,204	$7,258,159	$138,672	$25,849
Mortgage derivatives - interest rate lock commitments	306,138	6,259	—	70,481	1,290	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	230,500	—	1,611	107,000	—	168
Other contracts(4)	234,884	—	304	145,764	—	91
Visa derivative	—	—	2,048	—	—	2,339
Total derivatives not designated as hedging instruments		$320,493	$157,167		$139,962	$28,447

(1)    Derivative assets are recorded in other assets on the consolidated balance sheets.
(2)    Derivative liabilities are recorded in other liabilities on the consolidated balance sheets.
(3)    Includes interest rate contracts for customer swaps and offsetting positions, net of variation margin payments.
(4)    Includes risk participation agreements sold. Additionally, the notional amount of risk participation agreements purchased was $2.6 million and $3.0 million at December 31, 2020 and 2019, respectively.
    Synovus also provides foreign currency exchange services, primarily forward contracts, with counterparties to allow commercial customers to mitigate exchange rate risk. Synovus covers its risk by entering into an offsetting foreign currency exchange forward contract. The notional amount of foreign currency exchange forwards was $24.1 million and $32.9 million at December 31, 2020 and 2019, respectively. The fair value of foreign currency exchange forwards was negligible at December 31, 2020 and 2019 due to the very short duration of these contracts.
The following table presents the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line item affected for the years ended December 31, 2020, 2019, and 2018.

(in thousands)	2020	2019	2018
Total amounts presented in the consolidated statements of income in interest income on loans	$22,215	$—	$—

Gain/loss on cash flow hedging relationships:(1)
Interest rate swaps:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	2,765	—	—
Pre-tax income recognized on cash flow hedges	$2,765	$—	$—

(1)    See "Part II - Item 8. Financial Statements and Supplementary Data - Note 11 - Shareholders' Equity and Other Comprehensive Income" in this Report for additional information.

    The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments on the consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		For The Years Ended December 31,
(in thousands)	Location in Consolidated Statements of Income	2020	2019	2018
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$(777)	$(338)	$(29)
Other contracts(2)	Capital markets income	(213)	(91)	—
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	4,969	346	8
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	(1,443)	651	(691)
Visa derivative	Other non-interest expense	(890)	(3,611)	(2,328)
Total derivatives not designated as hedging instruments		$1,646	$(3,043)	$(3,040)

(1)    Additionally, losses related to termination of customer swaps of $2.5 million were recorded in other non-interest expense during 2020. Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
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
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. Upon adoption of CECL on January 1, 2020, Synovus recorded $27.4 million in unfunded commitment reserves due to the consideration under CECL of expected utilization over the life of such commitments. At December 31, 2020, the ACL for unfunded commitments was $47.8 million, including the impact of CECL and COVID-19, compared to a reserve of $1.4 million at December 31, 2019. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in this Report for more information on Synovus' adoption of CECL.
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

	December 31,
(in thousands)	2020	2019
Letters of credit *	$190,562	$202,614
Commitments to fund commercial and industrial loans	8,200,608	7,018,152
Commitments to fund commercial real estate, construction, and land development loans	3,290,041	3,032,252
Commitments under home equity lines of credit	1,602,831	1,501,452
Unused credit card lines	1,012,313	877,929
Other loan commitments	472,233	485,371
Total letters of credit and unfunded lending commitments	$14,768,588	$13,117,770

LIHTC, solar energy tax credit, and other CRA partnerships:
Carrying amount included in other assets	$262,855	$146,612
Amount of future funding commitments included in carrying amount	133,946	78,266
Permanent and short-term construction loans and letter of credit commitments	84,552	2,124
Funded portion of permanent and short-term loans and letters of credit	9,762	3,196

*    Represent the contractual amount net of risk participations purchased of approximately $30 million and $33 million at December 31, 2020 and December 31, 2019, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus provides merchant processing services for customers. Prior to the second quarter of 2020, these services were provided through a referral relationship which was replaced during the second quarter of 2020 with a new contractual arrangement under which certain sales and processing support are provided through an outside merchant services provider with Synovus owning the merchant contract relationship. In addition, Synovus sponsors various third-party MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if a sponsored MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the years ended December 31, 2020 and 2019, Synovus and the sponsored entities processed and settled $77.97 billion and $74.20 billion of transactions, respectively.
Synovus covered chargebacks related to a particular sponsored MPS during 2019 and 2018 where the MPS’s cash reserve account was unavailable to support the chargebacks. During 2020, Synovus recorded a $2.7 million reserve in other operating expenses associated with the chargebacks, reflecting the amount that Synovus does not expect to collect. As of December 31, 2020, the remaining amount, net of reserves, included in other assets and classified in NPAs, is $15.6 million, compared to $21.4 million at December 31, 2019. While Synovus has contractual protections to mitigate against loss, repayment of the amounts owed to Synovus will depend in large part upon the continued financial viability and/or valuation of the MPS.
Legal Proceedings
Synovus and its subsidiaries are subject to various legal proceedings, claims and disputes that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory and governmental examinations, information gathering requests, inquiries and investigations. Synovus, like many other financial institutions, has been the target of legal actions and other proceedings asserting claims for damages and related relief for losses. These actions include mortgage loan and other loan put-back claims, claims and counterclaims asserted by individual borrowers related to their loans, allegations of violations of state and federal laws and regulations relating to banking practices, and allegations related to Synovus' participation in government stimulus programs, including putative class action matters. In addition to actual damages, if Synovus does not prevail in such asserted legal actions, credit-related litigation could result in additional write-downs or charge-offs of assets, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off were to occur.
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of December 31, 2020 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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
Note 17 - Share-based Compensation and Other Employment Benefit Plans
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. The 2013 Omnibus Plan authorizes 8.6 million common share equivalents available for grant, where grants of options count as one share equivalent and grants of full value awards (e.g., restricted share units, market restricted share units, and performance share units) count as two share equivalents. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the Plan. At December 31, 2020, Synovus had a total of 1.5 million common share equivalents of its authorized but unissued common stock reserved for future grants under the 2013 Omnibus Plan. The Plan permits grants of share-based compensation including stock options, restricted share units, market restricted share units, and performance share units. The grants generally include vesting periods of three years. The restricted share units and the market restricted share units contain a service-based vesting period of three years with most awards vesting pro-rata over three years. As further discussed below, market restricted share units and performance share units are granted at a defined target level and are compared annually to required market and performance metrics to determine actual units vested and for performance share units, compensation expense. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units, market restricted share units, and performance share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
Share-based Compensation Expense
Total share-based compensation expense recognized for 2020, 2019, and 2018 is presented in the following table by its classification within total non-interest expense.

	Years Ended December 31,
(in thousands)	2020	2019	2018
Salaries and other personnel expense	$17,827	$19,618	$15,712
Merger-related expense	—	4,219	—
Other operating expenses	814	650	931
Total share-based compensation expense included in non-interest expense	$18,641	$24,487	$16,643

The total income tax benefit recognized in the consolidated statements of income related to share-based compensation expense was approximately $4.8 million, $6.3 million, and $4.3 million for 2020, 2019, and 2018, respectively. No share-based compensation costs have been capitalized for the years ended December 31, 2020, 2019, and 2018. As of December 31, 2020, total unrecognized compensation cost related to the unvested portion of share-based compensation arrangements involving shares of Synovus stock was $26.1 million consisting of unrecognized compensation cost related to restricted share units of $22.1 million, market restricted share units of $1.4 million, and performance share units of $2.6 million. This cost is expected to be recognized over a weighted average remaining period of 1.47 years.
Stock Options
There were no stock option grants in 2020, 2019, or 2018; however, Synovus assumed 3.2 million outstanding employee and director stock options in the Merger on January 1, 2019. The estimated fair value of the converted stock options was determined using a Hull-White model in a binomial lattice option pricing framework with the following weighted average assumptions:

2019
Stock price (Synovus' closing stock price on December 31, 2018)	$31.99
Weighted average fair value of converted stock options	11.50
Risk-free interest rate	2.51%
Expected stock price volatility	26.4%
Dividend yield	3.13%
Term to expiration	5.1 years

A summary of stock option activity and changes during the years ended December 31, 2020, 2019, and 2018 is presented below.

Stock Options
	2020		2019		2018
(in thousands, except per share data)	Quantity	Weighted-Average Exercise Price	Quantity	Weighted-Average Exercise Price	Quantity	Weighted-Average Exercise Price
Outstanding at beginning of year	3,037	$22.74	640	$16.93	775	$17.85
Assumed in acquisition	—	—	3,230	23.22	—	—
Options exercised	(572)	22.67	(820)	19.91	(126)	16.92
Options forfeited/expired/canceled	(64)	33.50	(13)	34.23	(9)	92.26
Options outstanding at end of year	2,401	$22.47	3,037	$22.74	640	$16.93
Options exercisable at end of year	2,401	$22.47	2,399	$19.52	640	$16.93

The aggregate intrinsic value for both outstanding and exercisable stock options at December 31, 2020 was $25.1 million with a weighted average remaining contractual life of 3.27 years. The grant date fair value of stock options vested during the year ended December 31, 2020 was $5.3 million, with vesting occurring on January 1, 2020. The intrinsic value of stock options exercised during the years ended December 31, 2020, 2019, and 2018 was $5.3 million, $13.6 million, and $4.4 million, respectively.
Restricted Share Units, Market Restricted Share Units, and Performance Share Units
Compensation expense is measured based on the grant date fair value of restricted share units, market restricted share units, and performance share units. The fair value of restricted share units and performance share units that do not contain market conditions is equal to the market price of common stock on the grant date. The fair value of market restricted share units granted was estimated on the date of grant using a Monte Carlo simulation model with the following weighted average assumptions:

	2020	2019	2018
Risk-free interest rate	1.42%	2.40%	2.32%
Expected stock price volatility	25.4	24.4	22.5
Dividend yield	3.6	2.9	1.3
Simulation period	3.0 years	3.0 years	3.0 years

The stock price expected volatility was based on Synovus' historical volatility for grants in 2020 and 2019 and Synovus' historical and implied volatility for the 2018 grants. The Monte Carlo model estimates fair value based on 100,000 simulations of future share price using a theoretical model of stock price behavior.

Synovus granted performance share units, which included a market condition with respect to 50% of the award, to senior management during the year ended December 31, 2020. The performance share units have a three-year service-based vesting component, a 50% weighted performance condition based on adjusted ROATCE, and a 50% weighted market condition based on Synovus' relative TSR. The number of performance share units that will ultimately vest ranges from 0% to 150% of a defined target based on Synovus' relative TSR and three-year weighted average ROATCE (as defined).
During the years ended December 31, 2019 and 2018, Synovus granted market restricted share units and performance share units to senior management. The market restricted share units have a three-year service-based vesting component as well as a total shareholder return multiplier and the performance share units vest upon meeting certain service and performance conditions. The number of market restricted share units that will ultimately vest ranges from 75% to 125% of a defined target based on Synovus' TSR. Adjusted return on average assets (ROAA), and adjusted return on average tangible common equity (ROATCE), performance is evaluated each year over a three-year performance period, with share distribution determined at the end of the three years. The number of performance share units that will ultimately vest ranges from 0% to 150% of defined targets based on Synovus' three-year weighted average ROAA and ROATCE (as defined).
A summary of restricted share units, market restricted share units, and performance share units outstanding and changes during the years ended December 31, 2020, 2019, and 2018 is presented below.

	Restricted Share Units		Market Restricted Share Units		Performance Share Units
(in thousands, except per share data)	Quantity	Weighted-Average Grant Date Fair Value	Quantity	Weighted-Average Grant Date Fair Value	Quantity	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	566	$33.25	171	$35.24	245	$31.54
Granted	249	47.34	58	48.46	86	47.23
Dividend equivalents granted	7	44.10	3	41.91	4	28.06
Quantity change by TSR factor	—	—	18	33.21	—	—
Vested	(280)	30.86	(105)	33.21	(84)	28.06
Adjustment for performance vs. target	—	—	—	—	(1)	28.06
Forfeited	(16)	38.60	(1)	38.32	(2)	33.52
Outstanding at December 31, 2018	526	41.18	144	41.91	248	38.29
Granted	550	36.27	163	37.20	140	37.34
Assumed in acquisition	136	31.99	—	—	—	—
Dividend equivalents granted	23	36.27	6	37.20	9	37.34
Quantity change by TSR factor	—	—	(19)	37.99	—	—
Vested	(304)	37.04	(59)	37.99	(93)	26.35
Adjustment for performance vs. target	—	—	—	—	6	37.34
Forfeited	(114)	37.04	(19)	37.99	(31)	40.34
Outstanding at December 31, 2019	817	38.32	216	39.99	279	41.52
Granted	763	32.42	—	—	131	35.75
Dividend equivalents granted	59	32.42	9	39.99	23	41.52
Quantity change by TSR factor	—	—	7	41.00	—	—
Vested	(384)	38.04	(104)	41.00	(110)	41.61
Adjustment for performance vs. target	—	—	—	—	34	41.61
Forfeited	(34)	35.97	(37)	38.42	(9)	41.52
Outstanding at December 31, 2020	1,221	$34.50	91	$39.54	348	$39.33

The total fair value of restricted share units vested during 2020, 2019, and 2018 was $13.4 million, $11.2 million, and $13.6 million, respectively. The total fair value of market restricted share units vested during 2020, 2019, and 2018 was $3.9 million, $2.2 million, and $5.1 million, respectively, and the total fair value of performance share units vested during 2020, 2019, and 2018 was $4.0 million, $3.5 million, and $4.3 million, respectively.

The following table provides aggregate information regarding grants under all Synovus equity compensation plans at December 31, 2020.

Plan Category(1)	(a) Number of Securities to be Issued Upon Vesting of Restricted Share Units, Market Restricted Share Units, and Performance Share Units(2)	(b) Number of Securities to be Issued Upon Exercise of Outstanding Options	(c) Weighted-Average Exercise Price of Outstanding Options in Column (b)	(d) Number of Shares Remaining Available for Issuance Excluding Shares Reflected in Columns (a) and (b)
Shareholder approved equity compensation plans for shares of Synovus stock	1,660	2,401	$22.47	1,522

(1)    Does not include information for equity compensation plans assumed by Synovus in mergers. A total of 2.0 million shares of common stock was issuable upon exercise of options granted under plans assumed in mergers and outstanding at December 31, 2020. The weighted average exercise price of all options granted under plans assumed in mergers and outstanding at December 31, 2020 was $23.67. Synovus cannot grant additional awards under these assumed plans.
(2)    Market restricted and performance share units included at defined target levels. Actual shares issued upon vesting may differ based on actual TSR and ROAA and ROATCE (as defined) over the measurement period.
Other Employment Benefit Plans
For the years ended December 31, 2020, 2019, and 2018, Synovus provided a 100% matching contribution on the first 5% of eligible employee 401(k) contributions for a total annual contribution of $21.3 million, $18.8 million, and $15.7 million, respectively.
For the years ended December 31, 2020, 2019, and 2018, Synovus sponsored a stock purchase plan for directors and employees whereby Synovus made contributions equal to 15% of employee and director voluntary contributions, subject to certain maximum contribution limitations. The funds are used to purchase outstanding shares of Synovus common stock. Synovus recorded as expense $1.1 million, $1.1 million, and $942 thousand for contributions to these plans in 2020, 2019, and 2018, respectively.
Note 18 - Income Taxes
The components of income tax expense (benefit) included in the consolidated statements of income for the years ended December 31, 2020, 2019, and 2018 are presented below:

(in thousands)	2020	2019	2018
Current
Federal	$187,741	$112,517	$75,582
State	9,421	2,085	7,081
Total current income tax expense	197,162	114,602	82,663
Deferred
Federal	(90,777)	46,182	24,894
State	4,585	40,451	11,321
Total deferred income tax (benefit) expense	(86,192)	86,633	36,215
Total income tax expense	$110,970	$201,235	$118,878

Income tax expense does not reflect the tax effects of net unrealized gains (losses) on investment securities available for sale and net unrealized gains (losses) on derivative instruments designated as cash flow hedges. These effects are presented in the consolidated statements of comprehensive income.

Income tax expense as shown in the consolidated statements of income differed from the amounts computed by applying the U.S. federal income tax rate of 21 percent to income before income taxes for the years ended December 31, 2020, 2019, and 2018. A reconciliation of the differences is presented below:

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Income tax expense at statutory federal income tax rate	$101,779	$160,653	$114,944
Increase (decrease) resulting from:
State income tax expense, net of federal income tax benefit	11,168	33,764	17,270
Low income housing tax credits and other tax benefits	(13,858)	(8,454)	(6,421)
Low income housing tax credit amortization	11,247	6,871	5,316
Goodwill impairment	9,424	—	—
Income not subject to tax	(9,207)	(6,564)	(3,599)
FDIC premiums	4,744	5,802	2,529
Adjustment related to reduction in U.S. federal statutory income tax rate	—	—	(9,865)
Executive compensation	1,501	6,385	443
General business tax credits	(657)	(678)	(1,163)
Excess tax benefit from share-based compensation	311	(1,337)	(2,801)
Change in valuation allowance	—	—	(3,431)
Other, net	(5,482)	4,793	5,656
Total income tax expense	$110,970	$201,235	$118,878
Effective tax rate	22.9%	26.3%	21.7%

Details for significant portions of the deferred tax assets and liabilities at December 31, 2020 and 2019 are presented below:

(in thousands)	2020	2019
Deferred tax assets
Allowance for loan losses	$165,691	$73,929
Lease liability	98,340	99,053
Net operating loss carryforwards	29,684	38,972
Employee benefits and deferred compensation	27,917	28,874
Deferred revenue	24,751	8,237
Non-performing loan interest	12,472	5,232
Fair value of investment securities and loans	10,093	—
Tax credit carryforwards	8,605	21,076
Other	9,819	15,101
Total gross deferred tax assets	387,372	290,474
Less valuation allowance	(19,191)	(18,445)
Total deferred tax assets	368,181	272,029
Deferred tax liabilities
Right-of-use asset	(98,681)	(97,400)
Net unrealized gains (losses) on investment securities available for sale and cash flow hedges	(64,344)	(31,678)
Excess tax over financial statement depreciation	(40,452)	(41,097)
Purchase accounting intangibles	(14,458)	(15,184)
Prepaid expenses	(5,955)	(5,664)
Fair value of investment securities and loans	—	(8,602)
Other	(13,443)	(7,302)
Total gross deferred tax liabilities	(237,333)	(206,927)
Net deferred tax assets	$130,848	$65,102

The increase in the valuation allowance for the year ended December 31, 2020 was $746 thousand and relates to state NOLs expected to expire before they can be utilized.
Management assesses the realizability of deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence. At December 31, 2020, the Company is not in a three-year cumulative loss position; accordingly, it does not have significant negative evidence to consider when evaluating the realization of its deferred tax assets. Positive evidence supporting the realization of the Company’s deferred tax assets at December 31, 2020 includes generation of taxable income in 2020, 2019, and 2018, stable credit quality, strong capital position, as well as sufficient amounts of projected future taxable income, of the appropriate character, to support the realization of the $130.8 million net deferred tax asset at December 31, 2020. Synovus expects to realize its net deferred tax asset of $130.8 million through the reversal of existing taxable temporary differences and projected future taxable income. Based on the assessment of all the positive and negative evidence at December 31, 2020, management has concluded that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
Synovus expects to realize substantially all of the $130.8 million in net deferred tax assets well in advance of the statutory carryforward period. At December 31, 2020, $111.8 million of existing net deferred tax assets are not related to NOLs or credits and therefore, have no expiration dates. $29.7 million of the deferred tax assets relate to federal and state NOLs which will expire in installments annually through the tax year 2034. State tax credits at December 31, 2020 total $8.6 million and have expiration dates through the tax year 2030.

State NOLs and tax credit carryforwards as of December 31, 2020 are summarized in the following table.

Tax Carryforwards	As of December 31, 2020
(in thousands)	Expiration Dates	Deferred Tax Asset Balance, Gross	Valuation Allowance	Net Deferred Tax Asset Balance	Pre-Tax Earnings Necessary to Realize(1)
Net operating losses - federal	2029-2032	$19,903	$(15,852)	$4,051	$19,292
Net operating losses - states	2023-2034	15,783	(3,339)	12,444	1,346,109
Other credits - states	2023-2030	12,733	—	12,733	N/A

(1)    N/A indicates credits are not measured on a pre-tax earnings basis.
Synovus is subject to income taxation in the United States and various state jurisdictions. Synovus' federal income tax return is filed on a consolidated basis, while state income tax returns are filed on both a consolidated and separate entity basis. Currently, there are no years for which Synovus filed a federal income tax return that are under examination by the IRS. Additionally, Synovus is no longer subject to income tax examinations by the IRS for years before 2017, and excluding certain limited exceptions, Synovus is no longer subject to income tax examinations by state and local income tax authorities for years before 2016. However, amounts reported as NOLs and tax credit carryovers from closed tax periods remain subject to review by most tax authorities. Although Synovus is unable to determine the ultimate outcome of current and future examinations, Synovus believes that the liability recorded for uncertain tax positions is adequate.
A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (unrecognized state income tax benefits are not adjusted for the federal income tax impact).

	Years Ended December 31,
(in thousands)	2020	2019	2018
Balance at January 1,	$20,994	$18,586	$15,117
Additions based on income tax positions related to current year	461	550	1,165
Additions for income tax positions of prior years(1)	147	—	2,321
Additions from acquisition	—	3,464	—
Reductions for income tax positions of prior years	(327)	(1,589)	—
Statute of limitation expirations	(820)	(17)	(17)
Settlements	(205)	—	—
Balance at December 31,	$20,250	$20,994	$18,586

(1)    Includes deferred tax benefits that could reduce future tax liabilities.
Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense. Accrued interest and penalties on unrecognized income tax benefits totaled $2.7 million, $3.3 million, and $227 thousand as of December 31, 2020, 2019 and 2018, respectively. Unrecognized income tax benefits as of December 31, 2020, 2019 and 2018 that, if recognized, would affect the effective income tax rate totaled $19.1 million, $20.4 million and $15.2 million (net of the federal benefit on state income tax issues). Accruals and releases of penalties and interest resulted in a benefit of $366 thousand in 2020 and expense of $1.4 million and $193 thousand in 2019 and 2018, respectively. Synovus expects that $83 thousand of uncertain income tax positions will be either settled or resolved during the next twelve months.

Note 19 - Segment Reporting
Synovus' business segments are based on the products and services provided or the customers served and reflect the manner in which financial information is evaluated by the chief operating decision makers. Prior to the fourth quarter of 2019, Synovus identified its overall banking operations as its only reportable segment. During the fourth quarter of 2019, Synovus announced changes in its organizational structure and segmented its business into three major reportable business segments: Community Banking, Wholesale Banking, and Financial Management Services (FMS), with functional activities such as treasury, technology, operations, marketing, finance, enterprise risk, legal, human resources, corporate communications, executive management, among others, included in Treasury and Corporate Other.
Business segment results are determined based upon Synovus' management reporting system, which assigns balance sheet and income statement items to each of the business segments. Certain assets, liabilities, revenues, and expenses not allocated or attributable to a particular business segment are included in Treasury and Corporate Other. Synovus' third-party lending partnership consumer loans and held for sale loans as well as PPP loans are included in Treasury and Corporate Other. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions.
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
The Wholesale Banking business segment serves primarily larger corporate customers by providing commercial lending and deposit services through specialty teams including middle market, CRE, senior housing, national accounts, premium finance, structured lending, healthcare, asset-based lending, and community investment capital.
The Financial Management Services (FMS) business segment serves its customers by providing mortgage and trust services and also specializing in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer, asset management, financial planning, and family office services, as well as the provision of individual investment advice on equity and other securities.
Synovus uses a centralized FTP methodology to attribute appropriate net interest income to the business segments. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate risk in the Treasury and Corporate Other function where it can be centrally monitored and managed. Treasury and Corporate Other includes certain assets and/or liabilities managed within that function. Additionally, Treasury and Corporate Other also charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The process for determining FTP is based on a number of factors and assumptions, including prevailing market interest rates, the expected lives of various assets and liabilities, and the Company's broader funding profile.
The following tables present certain financial information for each reportable business segment as of and for the years ended December 31, 2020 and 2019. The fourth quarter of 2019 was the first financial period in which the new segment reporting became effective; thus, to provide comparable prior year information, Synovus has included proforma business segment financial information for the full year 2019 utilizing various allocation methodologies based on balance sheet and income statement items assigned to each business segment. Management concluded information for 2018 presented in this format would not include the results of operations from our FCB acquisition in 2019 and therefore, would not be comparable. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised.
During the year ended December 31, 2020, Synovus strategically repositioned the investment securities portfolio, which resulted in net gains of $78.9 million in the Treasury and Corporate Other segment. Additionally, during the year ended December 31, 2020, Synovus recognized a $44.9 million non-cash goodwill impairment charge representing all of the goodwill allocated to the Consumer Mortgage reporting unit (which is included in the FMS reportable segment) driven by significant mortgage refinance activity at record-low mortgage rates and the FOMC's updated guidance in the third quarter of 2020 regarding inflation targeting and their expectations for interest rates to remain low for an extended period of time.

	Year Ended December 31, 2020
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$857,574	$548,152	$76,794	$30,228	$1,512,748
Non-interest revenue	122,455	26,379	224,496	133,183	506,513
Non-interest expense	288,407	84,142	231,792	575,233	1,179,574
Pre-provision net revenue	$691,622	$490,389	$69,498	$(411,822)	$839,687

	Year Ended December 31, 2019 (Proforma)
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$825,219	$518,033	$112,431	$140,120	$1,595,803
Non-interest revenue	136,657	28,948	154,166	36,129	355,900
Non-interest expense	302,327	71,393	152,115	573,133	1,098,968
Pre-provision net revenue	$659,549	$475,588	$114,482	$(396,884)	$852,735

	December 31, 2020
(dollars in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Total loans net of deferred fees and costs	$11,346,219	$18,810,729	$5,252,604	$2,843,432	$38,252,984
Total deposits	$29,344,653	$11,958,105	$535,876	$4,852,937	$46,691,571
Total full-time equivalent employees	2,199	285	832	1,818	5,134

	December 31, 2019
(dollars in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Total loans net of deferred fees and costs	$12,170,914	$17,643,509	$5,285,455	$2,062,572	$37,162,450
Total deposits	$25,610,777	$8,314,184	$284,716	$4,195,827	$38,405,504
Total full-time equivalent employees	2,301	213	839	1,911	5,264

Note 20 - Condensed Financial Information of Synovus Financial Corp. (Parent Company only)

Condensed Balance Sheets
	December 31
(in thousands)	2020	2019
Assets
Cash due from bank subsidiary	$439,352	$365,111
Funds due from other depository institutions	9,277	9,277
Total cash, cash equivalents, and restricted cash	448,629	374,388
Investment in consolidated bank subsidiary, at equity	5,239,849	5,303,005
Investment in consolidated nonbank subsidiaries, at equity	46,271	43,370
Note receivable from bank subsidiary	100,000	100,000
Other assets	16,975	54,142
Total assets	$5,851,724	$5,874,905
Liabilities and Shareholders' Equity
Liabilities:
Long-term debt	$606,406	$853,897
Other liabilities	83,984	79,318
Total liabilities	690,390	933,215
Shareholders’ equity:
Preferred stock	537,145	537,145
Common stock	168,133	166,801
Additional paid-in capital	3,851,208	3,819,336
Treasury stock	(731,806)	(715,560)
Accumulated other comprehensive income, net	158,635	65,641
Retained earnings	1,178,019	1,068,327
Total shareholders’ equity	5,161,334	4,941,690
Total liabilities and shareholders’ equity	$5,851,724	$5,874,905

Condensed Statements of Income
	Years Ended December 31,
(in thousands)	2020	2019	2018
Income
Cash dividends received from subsidiaries	$547,500	$400,000	$250,000
Cash distribution received from non-bank subsidiary	—	—	10,000
Interest income	3,341	5,920	1,703
Other income (loss)	4,966	11,590	(3,904)
Total income	555,807	417,510	257,799
Expenses
Interest expense	42,911	41,328	25,287
Other expenses	10,584	13,528	21,455
Total expenses	53,495	54,856	46,742
Income before income taxes and equity in undistributed income of subsidiaries	502,312	362,654	211,057
Allocated income tax benefit	(12,202)	(9,753)	(13,690)
Income before equity in undistributed income of subsidiaries	514,514	372,407	224,747
Equity in undistributed income (loss) of subsidiaries	(140,819)	191,373	203,729
Net income	373,695	563,780	428,476
Dividends on preferred stock	33,163	22,881	17,998
Net income available to common shareholders	$340,532	$540,899	$410,478

Condensed Statements of Comprehensive Income
	December 31, 2020			December 31, 2019			December 31, 2018
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$484,665	$(110,970)	$373,695	$765,015	$(201,235)	$563,780	$547,354	$(118,878)	$428,476
Reclassification adjustment for realized (gains) losses included in net income on investment securities available for sale	—	—	—	(22)	6	(16)	—	—	—
Other comprehensive gain (loss) of bank subsidiary	125,505	(32,511)	92,994	216,032	(55,955)	160,077	(43,447)	11,252	(32,195)
Other comprehensive income (loss)	$125,505	$(32,511)	$92,994	$216,010	$(55,949)	$160,061	$(43,447)	$11,252	$(32,195)
Comprehensive income			$466,689			$723,841			$396,281

Condensed Statements of Cash Flows
	Years Ended December 31,
(in thousands)	2020	2019	2018
Operating Activities
Net income	$373,695	$563,780	$428,476
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	140,819	(191,373)	(203,729)
Deferred income tax expense	3,962	1,775	1,055
Net increase in other liabilities	11,243	43,617	9,551
Net decrease in other assets	17,441	3,367	6,723
Other, net	(5,132)	1,037	1,115
Net cash provided by operating activities	542,028	422,203	243,191
Investing Activities
Proceeds from sales of investment securities available for sale	—	97,389	—
Advance of long-term note receivable due from bank subsidiary	—	(100,000)	—
Return of investment non-bank subsidiary	—	790	—
Proceeds from sales of equity securities	23,141	—	—
Net cash received in business combination, net of cash paid	—	4,813	—
Net cash provided by investing activities	23,141	2,992	—
Financing Activities
Dividends paid to common and preferred shareholders	(223,130)	(185,664)	(120,202)
Repurchases of common stock	(16,246)	(725,398)	(175,072)
Redemption of long-term debt	(250,000)	—	—
Proceeds from issuance of long-term debt	—	297,174	—
Proceeds from issuance (redemption) of preferred stock, net	—	342,005	65,140
Other	(1,552)	(1,947)	(1,220)
Net cash used in financing activities	(490,928)	(273,830)	(231,354)
Increase in cash, cash equivalents, and restricted cash	74,241	151,365	11,837
Cash, cash equivalents, and restricted cash at beginning of year	374,388	223,023	211,186
Cash, cash equivalents, and restricted cash at end of year	$448,629	$374,388	$223,023

See accompanying notes to the audited consolidated financial statements.
For the years ended December 31, 2020, 2019, and 2018, the Parent Company paid income taxes of $119.1 million, $101.6 million, and $41.7 million, respectively. For the years ended December 31, 2020, 2019, and 2018, the Parent Company paid interest of $42.0 million, $33.1 million, and $24.2 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, Synovus' disclosure controls and procedures were effective.
Synovus regularly engages in productivity and efficiency initiatives to streamline operations, reduce expenses, and increase revenue. Additionally, investment in new and updated information technology systems has enhanced information gathering and processing capabilities, and allowed management to operate in a more centralized environment for critical processing and monitoring functions. Management of Synovus is responsible for identifying, documenting, and evaluating the adequacy of the design and operation of the controls implemented during each process change described above. There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, Synovus' internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting. Management of Synovus is responsible for establishing and maintaining effective internal control over financial reporting for Synovus Financial Corp. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Synovus conducted an evaluation of the effectiveness of our internal control over Synovus' financial reporting as of December 31, 2020 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2020.
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
Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2020 covered by this Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
NONE.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•“PROPOSALS TO BE VOTED ON” - “PROPOSAL 1: ELECTION OF 13 DIRECTORS”;
•“EXECUTIVE OFFICERS”;
•“DELINQUENT SECTION 16(a) REPORTS”; and
•“CORPORATE GOVERNANCE AND BOARD MATTERS” - “Consideration of Director Candidates - Shareholder Candidates” and “Committees of the Board” - “Audit Committee.”
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
Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 4, 2020. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
ITEM 11. EXECUTIVE COMPENSATION
Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•“DIRECTOR COMPENSATION”;
•“EXECUTIVE COMPENSATION” - “Compensation Discussion and Analysis”; “Compensation Committee Report”; “Summary Compensation Table” and the compensation tables and related information which follow the Summary Compensation Table; and
• “CORPORATE GOVERNANCE AND BOARD MATTERS” - “Committees of the Board” - “Compensation Committee Interlocks and Insider Participation.”
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
•“STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS”; and
•“PRINCIPAL SHAREHOLDERS.”
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
•“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”; and
•“CORPORATE GOVERNANCE AND BOARD MATTERS” - “Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•“AUDIT COMMITTEE REPORT” - “KPMG LLP Fees and Services” (excluding the information under the main caption “AUDIT COMMITTEE REPORT”); and
•“AUDIT COMMITTEE REPORT” - “Policy on Audit Committee Pre-Approval.”

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
The following consolidated financial statements of Synovus and our subsidiaries and related reports of Synovus' independent registered public accounting firm are incorporated in this Item 15 by reference from "Part II - Item 8. Financial Statements and Supplementary Data" of this Report.
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Income for the Years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
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

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Synovus, incorporated by reference to Exhibit 3.1 of Synovus' Current Report on Form 8-K dated April 22, 2020, as filed with the SEC on April 24, 2020.

3.2	Restated Bylaws of Synovus, incorporated by reference to Exhibit 3.2 of Synovus' Current Report on Form 8-K dated April 22, 2020, as filed with the SEC on April 24, 2020.

4.1	Specimen physical stock certificate of Synovus, incorporated by reference to Exhibit 4.1 to Synovus' Current Report on Form 8-K dated May 19, 2014, as filed with SEC on May 19, 2014.

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

4.10	2.289% Fixed-to-Floating Rate Senior Bank Note, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated February 12, 2020, as filed with the SEC on February 12, 2020.

4.11	4.000% Fixed-to-Fixed Rate Subordinated Bank Note, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated October 29, 2020, as filed with the SEC on October 29, 2020.

10.1	Synovus Financial Corp. 2011 Director Stock Purchase Plan, incorporated by reference to Exhibit 99.1 of Synovus' Current Report on Form 8-K dated April 27, 2011, as filed with the SEC on May 3, 2011.*

10.2
Amendment No. 1 dated September 6, 2011 to Synovus Financial Corp. 2011 Director Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated September 6, 2011, as filed with the SEC on September 6, 2011.*

Exhibit Number	Description

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

10.26
Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2020, as filed with the SEC on May 11, 2020.*

10.27
First Amendment to the Bank of North Georgia Amended and Restated Salary Continuation Agreement dated September 10, 2007, effective as of January 1, 2005, by and between Bank of North Georgia, as successor in interest to Riverside Bank, and Kessel D. Stelling, Jr., incorporated by reference to Exhibit 10.37 of Synovus' Current Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.28
Riverside Bank Split Dollar Agreement dated December 23, 1999, by and between Riverside Bank and Kessel D. Stelling, Jr., incorporated by reference to Exhibit 10.38 of Synovus' Current Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

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

10.37	Bond Street Holdings, LLC 2009 Stock Option Plan, incorporated by reference to Exhibit 10.1 of FCB's Registration Statement on Form S-1 (No. 333-196935), as filed with the SEC on June 20, 2014.*

10.38	Bond Street Holdings, LLC 2013 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of FCB's Registration Statement on Form S-1 (No. 333-196935), as filed with the SEC on June 20, 2014.*

10.39	FCB 2016 Stock Incentive Plan, incorporated by reference to Exhibit A of the FCB Proxy Statement for the 2016 Annual Meeting of Stockholders on Schedule 14A, as filed with the SEC on April 5, 2016.*

10.40	First Amendment to the FCB 2016 Stock Incentive Plan, incorporated by reference to Item 8.01 of FCB's Current Report on Form 8-K dated May 5, 2016, as filed with the SEC on May 5, 2016.*

10.41	Form of Incentive Stock Option Grant Agreement, incorporated by reference to Exhibit 10.3 of FCB's Registration Statement on Form S-1 (No. 333-196935), as filed with the SEC on June 20, 2014.*

10.42	Form of FCB RSU Agreement, incorporated by reference to Exhibit 10.4 of FCB's Registration Statement on Form S-1/A (No. 333-196935), as filed with the SEC on July 22, 2014.*

Exhibit Number	Description

10.43
Form of Confidentiality and Nonsolicitation Agreement for executive officers of Synovus, incorporated by reference to Exhibit 10.43 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2019, as filed with the SEC on March 2, 2020.*

10.44
Amendment No. 2 to Third Amended and Restated Synovus Deferred Compensation Plan, incorporated by reference to Exhibit 10.44 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2019, as filed with the SEC on March 2, 2020.*

10.45
Succession and Advisory Services Letter Agreement between Synovus and Kessel D. Stelling dated as of December 17, 2020, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated December 17, 2020, as filed with the SEC on December 17, 2020.*

10.46	Form on Cash-Settled Restricted Stock Unit Agreement for cash-settled restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan.*

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 99.1 of Synovus' Current Report of Form 8-K dated October 24, 2014, as filed with the SEC on October 24, 2014.

21.1	Subsidiaries of Synovus Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2020 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

*	Indicates management contracts and compensatory plans and arrangements.
(b) Exhibits
See the response to Item 15(a)(3) above.
(c) Financial Statement Schedules
See the response to Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date:	March 1, 2021	By:	/s/ Kessel D. Stelling
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

Signature	Title	Date

/s/ Kessel D. Stelling	Chairman of the Board, Chief Executive Officer and Director	March 1, 2021
Kessel D. Stelling	(Principal Executive Officer)

/s/ Andrew J. Gregory, Jr.	Executive Vice President and Chief Financial Officer	March 1, 2021
Andrew J. Gregory, Jr.	(Principal Financial Officer)

/s/ Jill K. Hurley	Chief Accounting Officer	March 1, 2021
Jill K. Hurley	(Principal Accounting Officer)

/s/ Tim E. Bentsen	Director	March 1, 2021
Tim E. Bentsen

/s/ Kevin S. Blair	Director	March 1, 2021
Kevin S. Blair

/s/ F. Dixon Brooke, Jr.	Director	March 1, 2021
F. Dixon Brooke, Jr.

/s/ Stephen T. Butler	Director	March 1, 2021
Stephen T. Butler

/s/ Elizabeth W. Camp	Director	March 1, 2021
Elizabeth W. Camp

Signature	Title	Date

/s/ Pedro Cherry	Director	March 1, 2021
Pedro Cherry

/s/ Diana M. Murphy	Director	March 1, 2021
Diana M. Murphy

/s/ Harris Pastides	Director	March 1, 2021
Harris Pastides

/s/ Joseph J. Prochaska, Jr.	Director	March 1, 2021
Joseph J. Prochaska, Jr.

/s/ John Stallworth	Director	March 1, 2021
John Stallworth

/s/ Barry L. Storey	Director	March 1, 2021
Barry L. Storey

/s/ Teresa White	Director	March 1, 2021
Teresa White