Form 10-Q
period 2021-03-31
SYNOVUS FINANCIAL CORP
filed 2021-05-06
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
Commission file number 1-10312

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 30, 2021, 148,599,905 shares of the registrant's common stock, $1.00 par value, were outstanding.

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
ALL – Allowance for loan losses
AOCI – Accumulated other comprehensive income
ARRC – Alternative Reference Rates Committee
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
nm – not meaningful
NPA – Non-performing assets
NPL – Non-performing loans
NSF – Non-sufficient funds
OCI – Other comprehensive income
ORE – Other real estate
P&I – Principal and interest
Parent Company – Synovus Financial Corp.
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
ii

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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$493,645	$531,625
Interest-bearing funds with Federal Reserve Bank	2,722,100	3,586,565
Interest earning deposits with banks	23,969	20,944
Federal funds sold and securities purchased under resale agreements	88,552	113,783
Total cash, cash equivalents, and restricted cash	3,328,266	4,252,917
Investment securities available for sale, at fair value	8,825,757	7,962,438
Loans held for sale (includes $242,010 and $216,647 measured at fair value, respectively)	993,887	760,123
Loans, net of deferred fees and costs	38,805,101	38,252,984
Allowance for loan losses	(563,214)	(605,736)
Loans, net	38,241,887	37,647,248
Cash surrender value of bank-owned life insurance	1,054,475	1,049,373
Premises, equipment and software, net	454,911	463,959
Goodwill	452,390	452,390
Other intangible assets, net	42,733	45,112
Other assets	1,764,705	1,760,599
Total assets	$55,159,011	$54,394,159
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$14,660,287	$13,477,854
Interest-bearing deposits	32,708,664	33,213,717
Total deposits	47,368,951	46,691,571
Securities sold under repurchase agreements	293,659	227,922
Other short-term borrowings	—	7,717
Long-term debt	1,202,825	1,202,494
Other liabilities	1,131,859	1,103,121
Total liabilities	49,997,294	49,232,825
Shareholders' Equity
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,143 shares; issued 168,978,380 and 168,132,522; outstanding 148,888,513 and 148,039,495	168,978	168,133
Additional paid-in capital	3,864,281	3,851,208
Treasury stock, at cost; 20,089,867 and 20,093,027 shares	(731,690)	(731,806)
Accumulated other comprehensive income, net	15,278	158,635
Retained earnings	1,307,725	1,178,019
Total shareholders' equity	5,161,717	5,161,334
Total liabilities and shareholders' equity	$55,159,011	$54,394,159

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Interest income:
Loans, including fees	$372,491	$427,337
Investment securities available for sale	29,458	51,653
Loans held for sale	6,462	792
Federal Reserve Bank balances	673	1,508
Other earning assets	733	2,607
Total interest income	409,817	483,897
Interest expense:
Deposits	25,018	86,002
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	34	5,932
Long-term debt	10,908	18,703
Total interest expense	35,960	110,637
Net interest income	373,857	373,260
(Reversal of) provision for credit losses	(18,575)	158,722
Net interest income after provision for credit losses	392,432	214,538
Non-interest revenue:
Service charges on deposit accounts	20,033	20,689
Fiduciary and asset management fees	17,954	15,174
Card fees	11,996	10,950
Brokerage revenue	12,974	12,398
Mortgage banking income	22,315	12,227
Capital markets income	7,505	11,243
Income from bank-owned life insurance	8,843	6,038
Investment securities (losses) gains, net	(1,990)	8,734
Other non-interest revenue	11,326	6,404
Total non-interest revenue	110,956	103,857
Non-interest expense:
Salaries and other personnel expense	161,477	149,678
Net occupancy, equipment, and software expense	41,134	42,194
Third-party processing and other services	20,032	22,700
Professional fees	9,084	10,675
FDIC insurance and other regulatory fees	5,579	5,278
Other operating expenses	29,828	45,754
Total non-interest expense	267,134	276,279
Income before income taxes	236,254	42,116
Income tax expense	49,161	3,595
Net income	187,093	38,521
Less: Preferred stock dividends	8,291	8,291
Net income available to common shareholders	$178,802	$30,230
Net income per common share, basic	$1.20	$0.21
Net income per common share, diluted	1.19	0.20
Weighted average common shares outstanding, basic	148,467	147,311
Weighted average common shares outstanding, diluted	149,780	148,401

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2021			2020
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$236,254	$(49,161)	$187,093	$42,116	$(3,595)	$38,521
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	(165,241)	42,781	(122,460)	158,341	(41,011)	117,330
Reclassification adjustment for realized (gains) losses included in net income	1,990	(515)	1,475	(8,734)	2,262	(6,472)
Net change	(163,251)	42,266	(120,985)	149,607	(38,749)	110,858
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(29,057)	7,874	(21,183)	108,639	(28,138)	80,501
Reclassification adjustment for realized (gains) losses included in net income	(1,599)	410	(1,189)	(120)	31	(89)
Net change	(30,656)	8,284	(22,372)	108,519	(28,107)	80,412
Total other comprehensive income (loss)	$(193,907)	$50,550	$(143,357)	$258,126	$(66,856)	$191,270
Comprehensive income			$43,736			$229,791

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, December 31, 2020	$537,145	$168,133	$3,851,208	$(731,806)	$158,635	$1,178,019	$5,161,334
Net income	—	—	—	—	—	187,093	187,093
Other comprehensive loss, net of income taxes	—	—	—	—	(143,357)	—	(143,357)
Cash dividends declared on common stock - $0.33 per share	—	—	—	—	—	(49,093)	(49,093)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(8,291)	(8,291)
Restricted share unit vesting and taxes paid related to net share settlement	—	271	(6,456)	—	—	—	(6,185)
Stock options exercised, net	—	574	11,978	—	—	—	12,552
Warrants exercised with net settlement and common stock reissued	—	—	(113)	116	—	(3)	—
Share-based compensation expense	—	—	7,664	—	—	—	7,664
Balance at March 31, 2021	$537,145	$168,978	$3,864,281	$(731,690)	$15,278	$1,307,725	$5,161,717

Balance, December 31, 2019	$537,145	$166,801	$3,819,336	$(715,560)	$65,641	$1,068,327	$4,941,690
Cumulative-effect of change in accounting principle for credit losses (ASU 2016-13), net of tax	—	—	—	—	—	(35,721)	(35,721)
Net income	—	—	—	—	—	38,521	38,521
Other comprehensive income, net of income taxes	—	—	—	—	191,270	—	191,270
Cash dividends declared on common stock - $0.33 per share	—	—	—	—	—	(48,598)	(48,598)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(8,291)	(8,291)
Repurchases of common stock including costs to repurchase	—	—	—	(16,246)	—	—	(16,246)
Restricted share unit vesting and taxes paid related to net share settlement	—	345	(7,602)	—	—	—	(7,257)
Stock options exercised, net	—	214	6,053	—	—	—	6,267
Share-based compensation expense	—	—	3,570	—	—	—	3,570
Balance at March 31, 2020	$537,145	$167,360	$3,821,357	$(731,806)	$256,911	$1,014,238	$5,065,205

(1)    For the three months ended March 31, 2021 and 2020, dividends per share were $0.39 and $0.37 for Series D and Series E Preferred Stock, respectively.
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating Activities
Net income	$187,093	$38,521
Adjustments to reconcile net income to net cash (used) provided by operating activities:
(Reversal of) provision for credit losses	(18,575)	158,722
Depreciation, amortization, and accretion, net	52,395	23,649
Deferred income tax expense (benefit)	17,926	(10,978)
Originations of loans held for sale	(1,075,343)	(254,395)
Proceeds from sales and payments on loans held for sale	857,872	259,224
Gain on sales of loans held for sale, net	(16,293)	(9,497)
Decrease (increase) in other assets	17,437	(442,711)
(Decrease) increase in other liabilities	(11,936)	260,486
Investment securities losses (gains), net	1,990	(8,734)
Share-based compensation expense	7,664	3,570
Other	—	1,904
Net cash provided by operating activities	20,230	19,761
Investing Activities
Proceeds from maturities and principal collections of investment securities available for sale	852,628	341,431
Proceeds from sales of investment securities available for sale	223,977	413,180
Purchases of investment securities available for sale	(2,125,567)	(755,558)
Proceeds from sales of loans	21,535	11,808
Purchases of loans	(606,985)	—
Net decrease (increase) in loans	5,084	(1,065,125)
Net purchases of Federal Home Loan Bank stock	(1,200)	(978)
Net purchases of Federal Reserve Bank stock	—	(454)
Net proceeds from settlement (purchases) of bank-owned life insurance policies	3,784	(249,942)
Net increase in premises, equipment and software	(4,027)	(6,941)
Other	1,247	8,547
Net cash used in investing activities	(1,629,524)	(1,304,032)
Financing Activities
Net increase in deposits	677,380	1,420,659
Net increase in federal funds purchased and securities sold under repurchase agreements	65,737	147,086
Net decrease in other short-term borrowings	(7,717)	(578,560)
Repayments and redemption of long-term debt	—	(251,904)
Proceeds from issuance of long-term debt, net	—	1,248,441
Dividends paid to common shareholders	(48,834)	(44,149)
Dividends paid to preferred shareholders	(8,291)	(3,150)
Repurchase of common stock	—	(16,246)
Issuances, net of taxes paid, under equity compensation plans	6,368	(990)
Net cash provided by financing activities	684,643	1,921,187
(Decrease) increase in cash and cash equivalents including restricted cash	(924,651)	636,916
Cash, cash equivalents, and restricted cash, at beginning of period	4,252,917	1,186,918
Cash, cash equivalents, and restricted cash at end of period	$3,328,266	$1,823,834

Supplemental Disclosures:
Income taxes paid	$48,505	$920
Interest paid	46,599	109,340
Non-cash Activities
Securities sold during the period but settled after period-end	—	169,748
Securities purchased during the period but settled after period-end	53,699	113,818
Loans foreclosed and transferred to other real estate	720	1,951
Dividends declared on common stock during the period but paid after period-end	49,093	48,598
Dividends declared on preferred stock during the period but paid after period-end	5,141	5,141
See accompanying notes to unaudited interim consolidated financial statements.

Notes to Unaudited Interim Consolidated Financial Statements
Note 1 - Basis of Presentation and Accounting Policies
General
The accompanying unaudited interim consolidated financial statements of Synovus Financial Corp. include the accounts of the Parent Company and its consolidated subsidiaries. Synovus Financial Corp. is a financial services company based in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and retail banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, mortgage services, premium finance, asset-based lending, structured lending, and international banking. Synovus also provides financial planning, and investment advisory services through its wholly-owned subsidiaries, Synovus Trust and Synovus Securities, as well at its GLOBALT and Creative Financial Group divisions. Synovus Bank is positioned in markets in the Southeast, with 288 branches and 388 ATMs in Alabama, Florida, Georgia, South Carolina, and Tennessee.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with GAAP. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this Report have been included. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Synovus' 2020 Form 10-K.
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
Material estimates that are particularly susceptible to change relate to the determination of the ACL; estimates of fair value; income taxes; and contingent liabilities.
Recently Adopted Accounting Standards
ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs. The guidance in this ASU pertains to the shortened amortization period for certain purchased callable debt securities held at a premium, which premium is amortized to the earliest call date in accordance with ASC 310-20-25-33, and clarifies that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-25-33 for each reporting period. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020. Synovus adopted ASU 2020-08 effective January 1, 2021 with no material impact to the unaudited consolidated financial statements.
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU 2019-12 to simplify and reduce complexities when accounting for income taxes by removing certain exceptions. Among the provisions of this guidance are the requirement that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020. Synovus adopted ASU 2019-12 effective January 1, 2021 with no material impact to the unaudited consolidated financial statements unless there are changes in tax law that require recognition as set forth in this guidance.
Recently Issued Accounting Standards Not Yet Adopted
ASU 2021-01, Reference Rate Reform (Topic 848): Scope: In January 2021, the FASB issued ASU 2021-01 which provides optional expedients and exceptions in Topic 848 for derivative instruments and hedge accounting modifications resulting from the discounting transition of reference rate reform. The expedients and exceptions provided by ASU 2021-01 will not be available after December 31, 2022, other than for existing hedging relationships entered into by December 31, 2022. The ASU may be applied as of the beginning of an interim period that includes or is subsequent to March 12, 2020, until the sunset date of December 31, 2022. Synovus adopted ASU 2020-04 Reference Rate Reform: Facilitation of the Effects of

Reference Rate Reform on Financial Reporting on October 1, 2020. Synovus has not yet elected optional expedients for ASU 2021-01.
Note 2 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at March 31, 2021 and December 31, 2020 are summarized below.

	March 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$70,085	$—	$(3,629)	$66,456
U.S. Government agency securities	79,148	2,026	—	81,174
Mortgage-backed securities issued by U.S. Government agencies	964,709	1,542	(11,069)	955,182
Mortgage-backed securities issued by U.S. Government sponsored enterprises	6,100,521	78,507	(77,253)	6,101,775
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,155,180	12,678	(10,635)	1,157,223
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	440,556	12,006	(7,348)	445,214
Corporate debt securities and other debt securities	18,235	504	(6)	18,733
Total investment securities available for sale	$8,828,434	$107,263	$(109,940)	$8,825,757

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$20,257	$—	$—	$20,257
U.S. Government agency securities	79,638	2,682	—	82,320
Mortgage-backed securities issued by U.S. Government agencies	1,216,012	7,930	(5,925)	1,218,017
Mortgage-backed securities issued by U.S. Government sponsored enterprises	4,865,858	134,188	—	5,000,046
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,245,644	15,309	(10,576)	1,250,377
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	354,244	16,677	—	370,921
Corporate debt securities and other debt securities	20,211	457	(168)	20,500
Total investment securities available for sale	$7,801,864	$177,243	$(16,669)	$7,962,438

At both March 31, 2021 and December 31, 2020, investment securities with a carrying value of $3.84 billion were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2021 and December 31, 2020 are presented below.

	March 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$46,195	$(3,629)	$—	$—	$46,195	$(3,629)
Mortgage-backed securities issued by U.S. Government agencies	784,433	(11,069)	—	—	784,433	(11,069)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	4,214,454	(77,253)	—	—	4,214,454	(77,253)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	770,319	(10,635)	—	—	770,319	(10,635)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	176,469	(7,348)	—	—	176,469	(7,348)
Corporate debt securities and other debt securities	9,498	(6)	—	—	9,498	(6)
Total	$6,001,368	$(109,940)	$—	$—	$6,001,368	$(109,940)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	$566,896	$(5,925)	$—	$—	$566,896	$(5,925)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	803,429	(10,576)	—	—	803,429	(10,576)
Corporate debt securities and other debt securities	9,337	(168)	—	—	9,337	(168)
Total	$1,379,662	$(16,669)	$—	$—	$1,379,662	$(16,669)

As of March 31, 2021, Synovus had 115 investment securities in a loss position for less than twelve months and no investment securities in a loss position for twelve months or longer. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses. As such, no write-downs to the amortized cost basis of the portfolio were recorded at March 31, 2021.
At March 31, 2021, no ACL was established for investment securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. U.S. Treasury and agency securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government, an agency of the United States government, or a government sponsored enterprise.
The amortized cost and fair value by contractual maturity of investment securities available for sale at March 31, 2021 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at March 31, 2021
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$20,261	$—	$49,824	$—	$70,085
U.S. Government agency securities	430	1,594	77,124	—	79,148
Mortgage-backed securities issued by U.S. Government agencies	—	1,232	162	963,315	964,709
Mortgage-backed securities issued by U.S. Government sponsored enterprises	76	87	77,685	6,022,673	6,100,521
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	206	1,154,974	1,155,180
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	4,126	109,488	227,357	99,585	440,556
Corporate debt securities and other debt securities	—	9,504	8,731	—	18,235
Total amortized cost	$24,893	$121,905	$441,089	$8,240,547	$8,828,434

Fair Value
U.S. Treasury securities	$20,261	$—	$46,195	$—	$66,456
U.S. Government agency securities	438	1,623	79,113	—	81,174
Mortgage-backed securities issued by U.S. Government agencies	—	1,281	169	953,732	955,182
Mortgage-backed securities issued by U.S. Government sponsored enterprises	77	88	80,469	6,021,141	6,101,775
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	215	1,157,008	1,157,223
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	4,126	113,783	224,116	103,189	445,214
Corporate debt securities and other debt securities	—	9,498	9,235	—	18,733
Total fair value	$24,902	$126,273	$439,512	$8,235,070	$8,825,757

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the three months ended March 31, 2021 and 2020 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	Three Months Ended March 31,
(in thousands)	2021	2020
Proceeds from sales of investment securities available for sale	$223,977	$413,180
Gross realized gains on sales	—	8,734
Gross realized losses on sales	(1,990)	—
Investment securities gains (losses), net	$(1,990)	$8,734

Note 3 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of March 31, 2021 and December 31, 2020.

	March 31, 2021
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$12,573,032	$12,545	$292	$12,837	$59,145	$17,315	$12,662,329
Owner-occupied	7,009,586	4,422	305	4,727	17,192	—	7,031,505
Total commercial and industrial	19,582,618	16,967	597	17,564	76,337	17,315	19,693,834
Investment properties	9,305,441	4,295	400	4,695	16,880	8,709	9,335,725
1-4 family properties	633,971	871	61	932	2,815	1,236	638,954
Land and development	553,698	3,661	89	3,750	1,801	—	559,249
Total commercial real estate	10,493,110	8,827	550	9,377	21,496	9,945	10,533,928
Consumer mortgages	5,283,865	4,109	—	4,109	11,201	—	5,299,175
Home equity lines	1,417,714	2,446	16	2,462	12,191	—	1,432,367
Credit cards	263,660	1,835	1,876	3,711	—	—	267,371
Other consumer loans	1,563,272	7,705	765	8,470	6,684	—	1,578,426
Total consumer	8,528,511	16,095	2,657	18,752	30,076	—	8,577,339
Loans, net of deferred fees and costs	$38,604,239	$41,889	$3,804	$45,693	$127,909	$27,260	$38,805,101

	December 31, 2020
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$12,321,514	$10,256	$996	$11,252	$55,527	$21,859	$12,410,152
Owner-occupied	7,087,992	1,913	92	2,005	20,019	—	7,110,016
Total commercial and industrial	19,409,506	12,169	1,088	13,257	75,546	21,859	19,520,168
Investment properties	9,075,843	2,751	154	2,905	24,631	—	9,103,379
1-4 family properties	621,492	3,548	36	3,584	2,383	1,236	628,695
Land and development	591,048	422	—	422	1,899	264	593,633
Total commercial real estate	10,288,383	6,721	190	6,911	28,913	1,500	10,325,707
Consumer mortgages	5,495,415	8,851	485	9,336	8,740	—	5,513,491
Home equity lines	1,521,575	4,006	—	4,006	12,145	—	1,537,726
Credit cards	276,778	2,363	1,877	4,240	—	—	281,018
Other consumer loans	1,062,899	9,122	477	9,599	2,376	—	1,074,874
Total consumer	8,356,667	24,342	2,839	27,181	23,261	—	8,407,109
Loans, net of deferred fees and costs	$38,054,556	$43,232	$4,117	$47,349	$127,720	$23,359	$38,252,984

Interest income on non-accrual loans outstanding that would have been recorded if the loans had been current and performing in accordance with their original terms was $3.4 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively. Of the interest income recognized during the three months ended March 31, 2021 and 2020, cash-basis interest income was $622 thousand and $961 thousand, respectively.

Pledged Loans
Loans with carrying values of $14.27 billion and $15.05 billion, respectively, were pledged as collateral for borrowings and capacity at March 31, 2021 and December 31, 2020, respectively, to the FHLB and Federal Reserve Bank.
Portfolio Segment Risk Factors
The risk characteristics and collateral information of each portfolio segment are as follows:
Commercial and Industrial Loans - The C&I loan portfolio is comprised of general middle market and commercial banking clients across a diverse set of industries. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. These loans are secured by collateral such as business equipment, inventory, and real estate. Whether for real estate or non-real estate purpose, credit decisions on loans in the C&I portfolio are based on cash flow from the operations of the business as the primary source of repayment of the debt, with underlying real estate or other collateral being the secondary source of repayment. PPP loans, which are categorized as C&I loans, were $2.36 billion at March 31, 2021 and are guaranteed by the SBA.
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
Consumer Loans - The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network including first and second residential mortgages, HELOCs, and credit card loans, as well as home improvement loans, student, personal, and auto loans from third-party lending. The majority of Synovus' consumer loans are consumer mortgages and HELOCs secured by first and second liens on residential real estate primarily located in the markets served by Synovus. The primary source of repayment for all consumer loans is generally the personal income of the borrower(s).
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
The following tables summarize each loan portfolio class by risk grade and origination year as of March 31, 2021 and December 31, 2020 as required under CECL.

	March 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2021	2020	2019	2018	2017	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$1,059,766	$3,169,156	$1,277,288	$784,112	$557,454	$1,181,305	$4,072,579	$45,856	$12,147,516
Special Mention	807	57,063	38,581	7,942	18,243	3,678	95,135	465	221,914
Substandard(1)	772	64,917	33,901	11,166	23,815	42,824	90,617	114	268,126
Doubtful(2)	—	512	4,055	19,894	—	—	312	—	24,773
Total commercial, financial and agricultural	1,061,345	3,291,648	1,353,825	823,114	599,512	1,227,807	4,258,643	46,435	12,662,329
Owner-occupied
Pass	250,215	1,306,635	1,271,373	1,089,766	880,566	1,640,599	383,907	—	6,823,061
Special Mention	429	5,603	10,306	19,447	10,200	15,568	—	—	61,553
Substandard(1)	92	3,783	26,473	45,438	26,186	35,281	—	—	137,253
Doubtful(2)	—	—	—	9,638	—	—	—	—	9,638
Total owner-occupied	250,736	1,316,021	1,308,152	1,164,289	916,952	1,691,448	383,907	—	7,031,505
Total commercial and industrial	1,312,081	4,607,669	2,661,977	1,987,403	1,516,464	2,919,255	4,642,550	46,435	19,693,834
Investment properties
Pass	266,356	1,189,454	2,196,482	1,879,176	917,367	1,623,228	276,553	—	8,348,616
Special Mention	—	1,321	81,524	229,161	163,844	284,980	56,102	—	816,932
Substandard(1)	1,040	987	8,413	58,991	23,677	76,974	95	—	170,177
Total investment properties	267,396	1,191,762	2,286,419	2,167,328	1,104,888	1,985,182	332,750	—	9,335,725
1-4 family properties
Pass	66,477	179,602	79,636	60,281	78,564	116,823	41,043	—	622,426
Special Mention	271	399	—	366	—	894	—	—	1,930
Substandard(1)	1,812	1,691	439	5,521	1,199	2,596	1,340	—	14,598
Total 1-4 family properties	68,560	181,692	80,075	66,168	79,763	120,313	42,383	—	638,954

	March 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2021	2020	2019	2018	2017	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Land and development
Pass	23,510	84,651	134,182	81,260	83,035	79,755	59,018	—	545,411
Special Mention	97	849	1,986	1,455	173	383	—	—	4,943
Substandard(1)	22	1,221	50	3,980	893	2,729	—	—	8,895
Total land and development	23,629	86,721	136,218	86,695	84,101	82,867	59,018	—	559,249
Total commercial real estate	359,585	1,460,175	2,502,712	2,320,191	1,268,752	2,188,362	434,151	—	10,533,928
Consumer mortgages
Pass	258,674	1,796,593	797,705	358,353	585,879	1,438,675	1,012	—	5,236,891
Substandard(1)	206	181	2,615	11,939	11,008	36,034	—	—	61,983
Loss(3)	—	—	—	—	—	301	—	—	301
Total consumer mortgages	258,880	1,796,774	800,320	370,292	596,887	1,475,010	1,012	—	5,299,175
Home equity lines
Pass	—	—	—	—	—	—	1,329,980	85,254	1,415,234
Substandard(1)	—	—	—	—	—	—	9,717	6,422	16,139
Doubtful(2)	—	—	—	—	—	—	—	19	19
Loss(3)	—	—	—	—	—	—	832	143	975
Total home equity lines	—	—	—	—	—	—	1,340,529	91,838	1,432,367
Credit cards
Pass	—	—	—	—	—	—	265,496	—	265,496
Substandard(1)	—	—	—	—	—	—	521	—	521
Loss(4)	—	—	—	—	—	—	1,354	—	1,354
Total credit cards	—	—	—	—	—	—	267,371	—	267,371
Other consumer loans
Pass	7,626	797,532	169,798	74,833	88,716	126,009	306,096	—	1,570,610
Substandard(1)	—	15	2,273	1,572	2,967	691	264	—	7,782
Loss(4)	—	—	—	—	—	34	—	—	34
Total other consumer loans	7,626	797,547	172,071	76,405	91,683	126,734	306,360	—	1,578,426
Total consumer	266,506	2,594,321	972,391	446,697	688,570	1,601,744	1,915,272	91,838	8,577,339
Loans, net of deferred fees and costs	$1,938,172	$8,662,165	$6,137,080	$4,754,291	$3,473,786	$6,709,361	$6,991,973	$138,273	$38,805,101

(1)    The majority of loans within Substandard risk grade are accruing loans at March 31, 2021.
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

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2020	2019	2018	2017	2016	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$3,819,048	$1,333,460	$847,283	$582,612	$551,413	$633,871	$4,102,751	$49,762	$11,920,200
Special Mention	63,307	40,618	12,723	22,070	1,665	5,545	60,741	489	207,158
Substandard(1)	28,698	36,618	24,867	36,072	12,808	35,172	84,498	514	259,247
Doubtful(2)	—	3,721	19,778	—	—	—	48	—	23,547
Total commercial, financial and agricultural	3,911,053	1,414,417	904,651	640,754	565,886	674,588	4,248,038	50,765	12,410,152
Owner-occupied
Pass	1,321,680	1,275,435	1,131,183	982,056	555,932	1,297,070	349,566	—	6,912,922
Special Mention	6,170	9,995	10,682	14,138	1,582	13,768	—	—	56,335
Substandard(1)	2,570	22,793	42,615	26,033	7,316	29,794	—	—	131,121
Doubtful(2)	—	—	9,638	—	—	—	—	—	9,638
Total owner-occupied	1,330,420	1,308,223	1,194,118	1,022,227	564,830	1,340,632	349,566	—	7,110,016
Total commercial and industrial	5,241,473	2,722,640	2,098,769	1,662,981	1,130,716	2,015,220	4,597,604	50,765	19,520,168
Investment properties
Pass	1,055,440	2,126,667	1,999,345	1,091,880	483,780	1,301,088	229,044	—	8,287,244
Special Mention	1,482	66,160	176,794	136,004	138,362	129,401	55,440	—	703,643
Substandard(1)	1,007	4,770	24,476	19,820	21,875	40,509	35	—	112,492
Total investment properties	1,057,929	2,197,597	2,200,615	1,247,704	644,017	1,470,998	284,519	—	9,103,379
1-4 family properties
Pass	197,320	95,145	70,267	88,454	38,729	97,374	27,657	—	614,946
Special Mention	402	—	508	109	786	118	—	—	1,923
Substandard(1)	1,527	653	4,312	1,141	554	2,299	1,340	—	11,826
Total 1-4 family properties	199,249	95,798	75,087	89,704	40,069	99,791	28,997	—	628,695
Land and development
Pass	84,985	173,302	83,734	92,911	12,249	76,380	53,250	—	576,811
Special Mention	857	1,995	2,866	282	—	1,332	636	—	7,968
Substandard(1)	1,229	425	4,664	915	136	1,485	—	—	8,854
Total land and development	87,071	175,722	91,264	94,108	12,385	79,197	53,886	—	593,633
Total commercial real estate	1,344,249	2,469,117	2,366,966	1,431,516	696,471	1,649,986	367,402	—	10,325,707

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2020	2019	2018	2017	2016	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Consumer mortgages
Pass	1,871,512	874,769	425,711	678,255	685,810	965,382	1,040	—	5,502,479
Substandard(1)	33	961	748	889	866	7,224	—	—	10,721
Loss(3)	—	—	—	—	—	291	—	—	291
Total consumer mortgages	1,871,545	875,730	426,459	679,144	686,676	972,897	1,040	—	5,513,491
Home equity lines									—
Pass	—	—	—	—	—	—	1,429,755	90,832	1,520,587
Substandard(1)	—	—	—	—	—	—	9,698	5,996	15,694
Doubtful(2)	—	—	—	—	—	—	—	19	19
Loss(3)	—	—	—	—	—	—	1,283	143	1,426
Total home equity lines	—	—	—	—	—	—	1,440,736	96,990	1,537,726
Credit cards
Pass	—	—	—	—	—	—	279,142	—	279,142
Substandard(1)	—	—	—	—	—	—	595	—	595
Loss(4)	—	—	—	—	—	—	1,281	—	1,281
Total credit cards	—	—	—	—	—	—	281,018	—	281,018
Other consumer loans									—
Pass	252,160	190,820	89,187	100,459	80,365	61,040	297,637	—	1,071,668
Substandard(1)	19	762	262	1,195	121	585	227	—	3,171
Loss(4)	—	—	—	—	—	35	—	—	35
Total other consumer loans	252,179	191,582	89,449	101,654	80,486	61,660	297,864	—	1,074,874
Total consumer	2,123,724	1,067,312	515,908	780,798	767,162	1,034,557	2,020,658	96,990	8,407,109
Loans, net of deferred fees and costs	$8,709,446	$6,259,069	$4,981,643	$3,875,295	$2,594,349	$4,699,763	$6,985,664	$147,755	$38,252,984

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
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three months ended March 31, 2021.

Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the three months ended March 31, 2021 and 2020.

	As Of and For the Three Months Ended March 31, 2021
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$229,555	$130,742	$245,439	$605,736
Charge-offs	(9,417)	(10,319)	(5,589)	(25,325)
Recoveries	2,772	1,026	1,323	5,121
Provision for (reversal of) loan losses	31,867	(7,637)	(46,548)	(22,318)
Ending balance	$254,777	$113,812	$194,625	$563,214

	As Of and For the Three Months Ended March 31, 2020
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance, prior to adoption of ASC 326	$145,782	$67,430	$68,190	$281,402
Impact from adoption of ASC 326	(2,310)	(651)	85,955	82,994
Beginning balance, after adoption of ASC 326	$143,472	$66,779	$154,145	$364,396
Charge-offs	(14,885)	(1,017)	(7,972)	(23,874)
Recoveries	1,741	399	1,673	3,813
Provision for loan losses	86,622	40,956	21,539	149,117
Ending balance	$216,950	$107,117	$169,385	$493,452

The ALL of $563.2 million and the reserve for unfunded commitments of $51.5 million, which is recorded in other liabilities, comprise the total ACL of $614.7 million at March 31, 2021, which decreased during the first quarter of 2021 by $38.8 million, resulting in an ACL to loans coverage ratio of 1.58%. The modeling assumptions for the first quarter of 2021 utilized a two-year reasonable and supportable forecast period and comprised a multiple-scenario economic framework. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reverts, on a straight-line basis back to the historical rates over a one-year period. The ACL at March 31, 2021 incorporates a baseline outlook with moderate economic expansion and benefits from the estimated impact of government stimulus. Provision for credit losses includes the provisions for loan losses and unfunded commitments. The reversal of provision for credit losses of $18.6 million for the three months ended March 31, 2021 included net charge-offs of $20.2 million and resulted from the improved economic outlook and stable loan portfolio metrics that were partially offset by the increased size of the loan portfolio including $15.2 million in reserves added as result of purchases of $607.0 million of third-party lending loans, including a $476.2 million prime auto purchase.

TDRs
Information about Synovus' TDRs is presented in the following tables. Synovus began entering into loan modifications with borrowers in response to the COVID-19 pandemic, some of which have not been classified as TDRs, and therefore are not included in the discussion below. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in Synovus' 2020 Form 10-K for information on Synovus' loan modifications due to COVID-19. The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the three months ended March 31, 2021 and 2020 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Three Months Ended March 31, 2021
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	40	$3,233	$2,563	$5,796
Owner-occupied	5	1,254	399	1,653
Total commercial and industrial	45	4,487	2,962	7,449
Investment properties	5	1,984	—	1,984
1-4 family properties	5	463	39	502
Land and development	1	—	43	43
Total commercial real estate	11	2,447	82	2,529
Consumer mortgages	—	—	—	—
Home equity lines	13	587	162	749
Other consumer loans	73	129	4,619	4,748
Total consumer	86	716	4,781	5,497
Total TDRs	142	$7,650	$7,825	$15,475	(2)

	Three Months Ended March 31, 2020
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	36	$3,724	$2,011	$5,735
Owner-occupied	5	1,367	96	1,463
Total commercial and industrial	41	5,091	2,107	7,198
Investment properties	2	23,070	—	23,070
1-4 family properties	6	724	442	1,166
Land and development	1	449	—	449
Total commercial real estate	9	24,243	442	24,685
Consumer mortgages	6	515	1,083	1,598
Home equity lines	19	275	964	1,239
Other consumer loans	29	78	1,897	1,975
Total consumer	54	868	3,944	4,812
Total TDRs	104	$30,202	$6,493	$36,695	(3)

(1)    Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the three months ending March 31, 2021 and 2020.
(2)    No net charge-offs were recorded during the three months ended March 31, 2021.
(3)    No net charge-offs were recorded during the three months ended March 31, 2020.

For the three months ended March 31, 2021 there were no defaults on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments) compared to three defaults with a recorded investment of $618 thousand for the three months ended March 31, 2020. As of March 31, 2021 and December 31, 2020, there were no commitments to lend a material amount of additional funds to any customer whose loan was classified as a TDR.

Note 4 - Goodwill and Other Intangible Assets
Goodwill allocated to each reporting unit at March 31, 2021 and December 31, 2020 is presented as follows (the FMS reportable segment includes two reporting units of Consumer Mortgage and Wealth Management):

(in thousands)	Community Banking Reporting Unit	Wholesale Banking Reporting Unit	Consumer Mortgage Reporting Unit	Wealth Management Reporting Unit	Total
Balance as of December 31, 2020	$256,323	$171,636	$—	$24,431	$452,390
Goodwill acquired and adjustments during the year	—	—	—	—	—
Balance as of March 31, 2021	$256,323	$171,636	$—	$24,431	$452,390

Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). Synovus performs its annual evaluation of goodwill impairment during the fourth quarter of each year. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 7 - Goodwill and Other Intangible Assets" to the consolidated financial statements of Synovus' 2020 Form 10-K for information on Synovus' quantitative assessments of goodwill impairment during 2020.
The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2021 and December 31, 2020, which primarily consist of core deposit intangible assets. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. Aggregate other intangible assets amortization expense for the three months ended March 31, 2021 and 2020 was $2.4 million and $2.6 million, respectively.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2021
CDI	$57,400	$(21,916)	$35,484
Other	12,500	(5,251)	7,249
Total other intangible assets	$69,900	$(27,167)	$42,733

December 31, 2020
CDI	$57,400	$(19,829)	$37,571
Other	12,500	(4,959)	7,541
Total other intangible assets	$69,900	$(24,788)	$45,112

Note 5 - Shareholders' Equity and Other Comprehensive Income (Loss)
Dividends
The following table presents dividends declared related to common stock. For information related to preferred stock dividends, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 11 - Shareholders' Equity and Other Comprehensive Income" to the consolidated financial statements of Synovus' 2020 Form 10-K.

	Three Months Ended March 31,
	2021	2020
Cash dividends declared per common share	$0.33	$0.33

Repurchases of Common Stock
Synovus announced on January 26, 2021 that its Board of Directors authorized share repurchases of up to $200 million in 2021. During the first quarter of 2021, the Company did not complete any share repurchases.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2021 and 2020.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on investment securities available for sale(1)	Net unrealized gains (losses) on cash flow hedges(1)	Post-retirement unfunded health benefit	Total
Balance, December 31, 2020	$105,669	$52,966	$—	$158,635
Other comprehensive income (loss) before reclassifications	(122,460)	(21,183)	—	(143,643)
Amounts reclassified from AOCI	1,475	(1,189)	—	286
Net current period other comprehensive income (loss)	(120,985)	(22,372)	—	(143,357)
Balance at March 31, 2021	$(15,316)	$30,594	$—	$15,278

Balance, December 31, 2019	$83,666	$(18,487)	$462	$65,641
Other comprehensive income (loss) before reclassifications	117,330	80,501	—	197,831
Amounts reclassified from AOCI	(6,472)	(89)	—	(6,561)
Net current period other comprehensive income (loss)	110,858	80,412	—	191,270
Balance at March 31, 2020	$194,524	$61,925	$462	$256,911

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

Note 6 - Fair Value Accounting
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Synovus' 2020 Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.

The following table presents assets and liabilities measured at estimated fair value on a recurring basis.

	March 31, 2021				December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Recurring fair value measurements
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	$—	$—	$—	$—	$10,185	$—	$10,185
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	555	—	555	—	158	—	158
Other mortgage-backed securities	—	375	—	375	—	178	—	178
State and municipal securities	—	1,541	—	1,541	—	176	—	176
Asset-backed securities	—	1,915	—	1,915	—	183	—	183
Total trading securities	$—	$4,386	$—	$4,386	$—	$10,880	$—	$10,880
Investment securities available for sale:
U.S. Treasury securities	$66,456	$—	$—	$66,456	$20,257	$—	$—	$20,257
U.S. Government agency securities	—	81,174	—	81,174	—	82,320	—	82,320
Mortgage-backed securities issued by U.S. Government agencies	—	955,182	—	955,182	—	1,218,017	—	1,218,017
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	6,101,775	—	6,101,775	—	5,000,046	—	5,000,046
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	1,157,223	—	1,157,223	—	1,250,377	—	1,250,377
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	445,214	—	445,214	—	370,921	—	370,921
Corporate debt securities and other debt securities	—	18,733	—	18,733	—	18,479	2,021	20,500
Total investment securities available for sale	$66,456	$8,759,301	$—	$8,825,757	$20,257	$7,940,160	$2,021	$7,962,438
Mortgage loans held for sale	$—	$242,010	$—	$242,010	$—	$216,647	$—	$216,647
Private equity investments	—	—	1,053	1,053	—	—	1,021	1,021
Mutual funds and mutual funds held in rabbi trusts	39,943	—	—	39,943	37,650	—	—	37,650
GGL/SBA loans servicing asset	—	—	3,305	3,305	—	—	3,258	3,258
Derivative assets	—	276,831	—	276,831	—	401,295	—	401,295
Trading liability for short positions	—	—	—	—	—	7,717	—	7,717
Earnout liability	—	—	5,677	5,677	—	—	5,677	5,677
Derivative liabilities	—	135,725	1,768	137,493	—	155,119	2,048	157,167

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

Mortgage Loans Held for Sale
(in thousands)	As of March 31, 2021	As of December 31, 2020
Fair value	$242,010	$216,647
Unpaid principal balance	240,287	210,292
Fair value less aggregate unpaid principal balance	$1,723	$6,355

Changes in Fair Value Included in Net Income	Three Months Ended March 31,
(in thousands)	2021	2020
Mortgage loans held for sale	$(4,632)	$619

Activity for Level 3 Assets and Liabilities
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Fair Value Accounting" of Synovus' 2020 Form 10-K for a description of the valuation techniques and significant inputs for Level 3 assets and liabilities that are measured at fair value on a recurring and non-recurring basis. During the three months ended March 31, 2021 and 2020, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. The following tables provide rollforwards of Level 3 assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended March 31, 2021
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance	$2,021	$1,021	$3,258	$(5,677)	$(2,048)
Total gains (losses) realized/unrealized:
Included in earnings	—	32	(178)	—	—
Sales	(2,021)	—	—	—	—
Additions	—	—	225	—	—
Settlements	—	—	—	—	280
Ending balance	$—	$1,053	$3,305	$(5,677)	$(1,768)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at March 31, 2021	$—	$32	$—	$—	$—

	Three Months Ended March 31, 2020
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance	$2,105	$3,887	$3,040	$(11,016)	$(2,339)
Total gains (losses) realized/unrealized:
Included in earnings	—	(632)	(264)	—	—
Unrealized gains (losses) included in OCI	(543)	—	—	—	—
Additions	—	—	373	—	—
Settlements	—	—	—	—	289
Ending balance	$1,562	$3,255	$3,149	$(11,016)	$(2,050)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at March 31, 2020	$—	$(632)	$—	$—	$—

The following table presents assets measured at fair value on a non-recurring basis as of the dates indicated for which there was a fair value adjustment.

	March 31, 2021				March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans(1)	$—	$—	$14,026	$14,026	$—	$—	$—	$—
Other real estate	—	—	—	—	—	—	460	460
MPS receivable	—	—	—	—	—	—	18,490	18,490
Other assets held for sale	—	—	—	—	—	—	1,206	1,206

(1) Collateral-dependent loans that were written down to fair value of collateral.
ORE properties are included in other assets on the consolidated balance sheets. The carrying value of ORE at March 31, 2021 and December 31, 2020 was $1.4 million and $1.8 million, respectively.
The following table presents fair value adjustments recognized in earnings for the three months ended March 31, 2021 and 2020 for assets measured at fair value on a non-recurring basis still held at period-end.

	Three Months Ended March 31,		Location in Consolidated Statements of Income
(in thousands)	2021	2020
Loans(1)	$7,002	$—	Provision for credit losses
Other real estate	—	5	Other operating expenses
MPS receivable	—	2,663	Other operating expenses
Other assets held for sale	—	1,391	Other operating expenses

(1) Collateral-dependent loans that were written down to fair value of collateral.

Fair Value of Financial Instruments
The following tables present the carrying and estimated fair values of financial instruments at March 31, 2021 and December 31, 2020. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2020 Form 10-K for a description of how fair value measurements are determined.

	March 31, 2021
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$3,328,266	$3,328,266	$3,328,266	$—	$—
Trading securities	4,386	4,386	—	4,386	—
Investment securities available for sale	8,825,757	8,825,757	66,456	8,759,301	—
Loans held for sale	993,887	993,902	—	242,010	751,892
Private equity investments	1,053	1,053	—	—	1,053
Mutual funds and mutual funds held in rabbi trusts	39,943	39,943	39,943	—	—
Loans, net	38,241,887	38,126,309	—	—	38,126,309
GGL/SBA loans servicing asset	3,305	3,305	—	—	3,305
Derivative assets	276,831	276,831	—	276,831	—
Financial liabilities
Non-interest-bearing deposits	$14,660,287	$14,660,287	$—	$14,660,287	$—
Non-time interest-bearing deposits	27,492,165	27,492,165	—	27,492,165	—
Time deposits	5,216,499	5,240,983	—	5,240,983	—
Total deposits	$47,368,951	$47,393,435	$—	$47,393,435	$—
Securities sold under repurchase agreements	293,659	293,659	293,659	—	—
Long-term debt	1,202,825	1,274,158	—	1,274,158	—
Earnout liability	5,677	5,677	—	—	5,677
Derivative liabilities	137,493	137,493	—	135,725	1,768

	December 31, 2020
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$4,252,917	$4,252,917	$4,252,917	$—	$—
Trading securities	10,880	10,880	—	10,880	—
Investment securities available for sale	7,962,438	7,962,438	20,257	7,940,160	2,021
Loans held for sale	760,123	760,939	—	216,647	544,292
Private equity investments	1,021	1,021	—	—	1,021
Mutual funds and mutual funds held in rabbi trusts	37,650	37,650	37,650	—	—
Loans, net	37,647,248	37,605,881	—	—	37,605,881
GGL/SBA loans servicing asset	3,258	3,258	—	—	3,258
Derivative assets	401,295	401,295	—	401,295	—

Financial liabilities
Non-interest-bearing deposits	$13,477,854	$13,477,854	$—	$13,477,854	$—
Non-time interest-bearing deposits	27,265,521	27,265,521	—	27,265,521	—
Time deposits	5,948,196	5,970,146	—	5,970,146	—
Total deposits	$46,691,571	$46,713,521	$—	$46,713,521	$—
Securities sold under repurchase agreements	227,922	227,922	227,922	—	—
Trading liability for short positions	7,717	7,717	—	7,717	—
Long-term debt	1,202,494	1,266,825	—	1,266,825	—
Earnout liability	5,677	5,677	—	—	5,677
Derivative liabilities	157,167	157,167	—	155,119	2,048

Note 7 - Derivative Instruments and Hedging Activities
Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk, exposures related to liquidity and credit risk, and to facilitate customer transactions. The primary types of derivative instruments utilized by Synovus consist of interest rate swaps, interest rate lock commitments made to prospective mortgage loan customers, commitments to sell fixed-rate mortgage loans, and foreign currency exchange forwards. Interest rate lock commitments represent derivative instruments since it is intended that such loans will be sold. Synovus is party to master netting arrangements with its dealer counterparties; however, Synovus does not offset assets and liabilities under these arrangements for financial statement presentation purposes. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2020 Form 10-K for additional information regarding accounting policies for derivatives.
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
For cash flow hedges, if the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss), net of the tax impact, and subsequently reclassified into earnings when the hedged transaction affects earnings with the impacts recorded in the same income statement line item used to present the earnings effect of the hedged item. When a cash flow hedge relationship is discontinued but the hedged cash flows, or forecasted transactions, are still expected to occur, gains or losses that were accumulated in OCI are amortized into earnings over the same periods which the hedged transactions would have affected earnings. If, however, it is probable the forecasted transactions will no longer occur, the remaining accumulated amounts in OCI at the de-designation date are immediately recognized in earnings.
Synovus recorded unrealized gains of $757 thousand, or $565 thousand, after tax, in OCI during the first quarter of 2021 and $9.8 million, or $7.3 million, after-tax, in OCI, during the first quarter of 2020, related to terminated cash flow hedges, which are being recognized into earnings in conjunction with the effective terms of the original swaps through the fourth quarter of 2025. Synovus recognized pre-tax income of $1.6 million during the three months ended March 31, 2021 related to the amortization of terminated cash flow hedges.
As of March 31, 2021, Synovus expects to reclassify into earnings approximately $43 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is approximately $13 million in pre-tax income related to the amortization of terminated cash flow hedges. As of March 31, 2021, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the first quarter of 2026.
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
Collateral Requirements
Pursuant to the Dodd-Frank Act, certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of March 31, 2021 and December 31, 2020, collateral totaling $121.7 million and $155.4 million, respectively, was pledged to the derivative counterparties to comply with collateral requirements. For derivatives cleared through central clearing houses, the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the consolidated balance sheets and related disclosures. At March 31, 2021 and December 31, 2020, Synovus had a variation margin of $81.8 million and $162.7 million respectively, each reducing the derivative liability.

The following table reflects the notional amount and fair value of derivative instruments included on the consolidated balance sheets.

	March 31, 2021			December 31, 2020
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$3,250,000	$55,873	$4,885	$3,000,000	$80,802	$—
Total derivatives designated as hedging instruments		$55,873	$4,885		$80,802	$—

Derivatives not designated as hedging instruments:
Interest rate contracts(3)	$8,891,025	$211,787	$130,737	$8,784,141	$314,234	$153,204
Mortgage derivatives - interest rate lock commitments	284,662	4,540	—	306,138	6,259	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	298,000	4,631	—	230,500	—	1,611
Other contracts(4)	170,131	—	103	234,884	—	304
Visa derivative	—	—	1,768	—	—	2,048
Total derivatives not designated as hedging instruments		$220,958	$132,608		$320,493	$157,167

(1)    Derivative assets are recorded in other assets on the consolidated balance sheets.
(2)    Derivative liabilities are recorded in other liabilities on the consolidated balance sheets.
(3)    Includes interest rate contracts for customer swaps and offsetting positions, net of variation margin payments.
(4)    Includes risk participation agreements sold. Additionally, the notional amount of risk participation agreements purchased was $2.5 million and $2.6 million at March 31, 2021 and December 31, 2020, respectively.
Synovus also provides foreign currency exchange services, primarily forward contracts, with counterparties to allow commercial customers to mitigate exchange rate risk. Synovus covers its risk by entering into an offsetting foreign currency exchange forward contract. The notional amount of foreign currency exchange forwards was $18.4 million and $24.1 million at March 31, 2021 and December 31, 2020, respectively. The fair value of foreign currency exchange forwards was negligible at March 31, 2021 and December 31, 2020 due to the very short duration of these contracts.
The following table presents the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line item affected for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(in thousands)	2021	2020
Total amounts presented in the consolidated statements of income in interest income on loans	$8,342	$3,637

Gain/loss on cash flow hedging relationships:(1)
Interest rate swaps:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	1,599	120
Pre-tax income recognized on cash flow hedges	$1,599	$120

(1)    See "Part I - Item 1. Financial Statements and Supplementary Data - Note 5 - Shareholders' Equity and Other Comprehensive Income (Loss) in this Report for additional information.

The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments on the consolidated statements of income for the three months ended March 31, 2021 and 2020 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended March 31,
(in thousands)	Location in Consolidated Statements of Income	2021	2020
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$947	$(604)
Other contracts(2)	Capital markets income	201	(337)
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	(1,719)	7,024
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	6,242	(4,929)
Total derivatives not designated as hedging instruments		$5,671	$1,154

(1)    Additionally, losses related to termination of customer swaps of $2.5 million were recorded in other non-interest expense during the first quarter of 2020. Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions.
(2) Includes risk participation agreements sold.

Note 8 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three months ended March 31, 2021 and 2020. Diluted net income per common share incorporates the potential impact of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock.

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Basic Net Income Per Common Share:
Net income available to common shareholders	$178,802	$30,230
Weighted average common shares outstanding	148,467	147,311
Net income per common share, basic	$1.20	$0.21
Diluted Net Income Per Common Share:
Net income available to common shareholders	$178,802	$30,230
Weighted average common shares outstanding	148,467	147,311
Effect of dilutive outstanding equity-based awards, warrants, and earnout payments	1,313	1,090
Weighted average diluted common shares	149,780	148,401
Net income per common share, diluted	$1.19	$0.20

As of March 31, 2021 and 2020, there were 32 thousand and 557 thousand, respectively, potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding during these quarters. Potentially dilutive shares are not included in the computation of diluted net income per common share because the effect would be anti-dilutive.
Note 9 - Commitments and Contingencies
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

The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At March 31, 2021, the ACL for unfunded commitments was $51.5 million, compared to a reserve of $47.8 million at December 31, 2020. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets.
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

(in thousands)	March 31, 2021	December 31, 2020
Letters of credit*	$191,359	$190,562
Commitments to fund commercial and industrial loans	8,464,375	8,200,608
Commitments to fund commercial real estate, construction, and land development loans	3,229,163	3,290,041
Commitments under home equity lines of credit	1,643,659	1,602,831
Unused credit card lines	984,268	1,012,313
Other loan commitments	511,084	472,233
Total letters of credit and unfunded lending commitments	$15,023,908	$14,768,588

LIHTC, solar energy tax credit and other CRA partnerships:
Carrying amount included in other assets	$303,676	$262,855
Amount of future funding commitments included in carrying amount	166,390	133,946
Permanent and short-term construction loans and letter of credit commitments	155,060	84,552
Funded portion of permanent and short-term loans and letters of credit	17,404	9,762

*    Represent the contractual amount net of risk participations purchased of approximately $29.6 million and $30.2 million at March 31, 2021 and December 31, 2020, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus provides merchant processing services for customers with a contractual arrangement under which certain sales and processing support are provided through an outside merchant services provider with Synovus owning the merchant contract relationship. In addition, Synovus sponsors various third-party MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if a sponsored MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the three months ended March 31, 2021 and 2020, Synovus and the sponsored entities processed and settled $26.03 billion and $18.37 billion of transactions, respectively.
Synovus covered chargebacks related to a particular sponsored MPS during 2019 and 2018 where the MPS’s cash reserve account was unavailable to support the chargebacks. As of March 31, 2021, the remaining amount, net of reserves, included in other assets and classified in NPAs, is $15.5 million, compared to $15.6 million at December 31, 2020. While Synovus has contractual protections to mitigate against loss, repayment of the amounts owed to Synovus will depend in large part upon the continued financial viability and/or valuation of the MPS.

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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of March 31, 2021 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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
Note 10 - Segment Reporting
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
Business segment results are determined based upon Synovus' management reporting system, which assigns balance sheet and income statement items to each of the business segments. Certain assets, liabilities, revenues, and expenses not allocated or attributable to a particular business segment are included in Treasury and Corporate Other. Synovus's third-party lending consumer loans and held for sale loans as well as PPP loans are included in Treasury and Corporate Other. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions.
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
The following tables present certain financial information for each reportable business segment for the three months ended March 31, 2021 and 2020. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised.

	Three Months Ended March 31, 2021
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$206,242	$134,074	$20,995	$12,546	$373,857
Non-interest revenue	29,754	7,319	58,583	15,300	110,956
Non-interest expense	68,058	20,724	47,674	130,678	267,134
Pre-provision net revenue	$167,938	$120,669	$31,904	$(102,832)	$217,679

	Three Months Ended March 31, 2020
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$196,504	$123,170	$17,384	$36,202	$373,260
Non-interest revenue	30,324	9,327	47,384	16,822	103,857
Non-interest expense	73,973	20,713	43,391	138,202	276,279
Pre-provision net revenue	$152,855	$111,784	$21,377	$(85,178)	$200,838

	March 31, 2021
(dollars in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$10,745,585	$19,305,649	$5,175,578	$3,578,289	$38,805,101
Total deposits	$30,897,797	$11,288,606	$744,745	$4,437,803	$47,368,951
Total full-time equivalent employees	2,173	282	833	1,773	5,061

	December 31, 2020
(dollars in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$11,171,013	$18,810,729	$5,370,790	$2,900,452	$38,252,984
Total deposits	$29,141,242	$11,958,105	$739,200	$4,853,024	$46,691,571
Total full-time equivalent employees	2,199	285	832	1,818	5,134

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
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	the risks and uncertainties related to the impact of the COVID-19 pandemic on our assets, business, capital and liquidity, financial condition, prospects and results of operations;

(2)	the risk that we may not realize the expected benefits from our efficiency and growth initiatives or that we may not be able to realize such cost savings or revenue benefits in the time period expected, which could negatively affect our future profitability;

(3)	the risk that any economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the current economic contraction could last much longer and be more severe if efforts to contain the pandemic are unsuccessful;

(4)	the risk that competition in the financial services industry may adversely affect our future earnings and growth;

(5)	our ability to attract and retain employees and the impact of executive management transitions that are key to our growth and efficiency strategies;

(6)	risks that our asset quality may deteriorate, our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures, and the risk that we may be unable to obtain full payment in respect of any loan or other receivables;

(7)	the impact of recent and proposed changes in governmental policy, laws and regulations, including recently enacted laws, regulations and guidance related to government stimulus programs related to the COVID-19 pandemic, proposed and recently enacted changes in monetary policy and in the regulation and taxation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations;

(8)	changes in the interest rate environment, including changes to the federal funds rate to include a negative interest rate environment, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

(9)	the risk that our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;

(10)	risks related to our implementation of new lines of business, new products and services or new technologies;

(11)	risks related to our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and risks related to disruptions in service or financial difficulties with a third-party vendor or business relationship;

(12)	the risk that our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;

(13)	the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services market;

(14)	changes in the cost and availability of funding due to changes in the deposit market and credit market;

(15)	risks related to the ability of our operational framework to identify and manage risks associated with our business such as credit risk, compliance risk, reputational risk, and operational risk, including by virtue of our relationships with third-party business partners, as well as our relationship with third-party vendors and other service providers;

(16)	our ability to identify and address cyber-security risks such as data security breaches, malware, "denial of service" attacks, "hacking" and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;

(17)	the risk that we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;

(18)	the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;

(19)	the risks that if economic conditions worsen further or regulatory capital rules are modified, we may be required to undertake initiatives to improve or conserve our capital position;

(20)	risks related to the continued use, availability and reliability of LIBOR and the risks related to the transition from LIBOR to other benchmark rates;

(21)	restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(22)	our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;

(23)	the risk that we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;

(24)	the risk that we could realize losses if we sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets;

(25)	risks related to regulatory approval to take certain actions, including any dividends on our common stock or preferred stock, any repurchases of common stock or any other issuance or redemption of any other regulatory capital instruments;

(26)	the risk that our concentrated operations in the Southeastern U.S. make us vulnerable to local economic conditions, local weather catastrophes, public health issues, and other external events;

(27)	the costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, including the costs and effects of litigation related to our participation in government stimulus programs associated with the COVID-19 pandemic;

(28)	risks related to the fluctuation in our stock price and general volatility in the stock market;

(29)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(30)	other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part II - Item 1A. Risk Factors" of this Report.
For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I - Item 1A. Risk Factors” and other information contained in Synovus' 2020 Form 10-K and our other periodic filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, that we file from time to time with the SEC. All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. You should not place undue reliance on any forward-looking statements since those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.
INTRODUCTION AND CORPORATE PROFILE
Synovus Financial Corp. is a financial services company and a registered bank holding company headquartered in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and retail banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, mortgage services, premium finance, asset-based lending, structured lending, and international banking. Synovus also provides financial planning, and investment advisory services through its wholly-owned subsidiaries, Synovus Trust and Synovus Securities, as well as its GLOBALT and Creative Financial Group divisions.
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 288 branches in Alabama, Florida, Georgia, South Carolina, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three months ended March 31, 2021 and financial condition as of March 31, 2021 and December 31, 2020. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus' 2020 Form 10-K.
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

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2021	2020	Change
Net interest income	$373,857	$373,260	—%
(Reversal of) provision for credit losses	(18,575)	158,722	(112)
Non-interest revenue	110,956	103,857	7
Adjusted non-interest revenue(1)	112,946	99,378	14
Total FTE revenue	485,587	477,903	2
Adjusted total revenue(1)	487,577	473,424	3
Non-interest expense	267,134	276,279	(3)
Adjusted non-interest expense(1)	266,603	271,155	(2)
Income before income taxes	236,254	42,116	461
Net income	187,093	38,521	386
Net income available to common shareholders	178,802	30,230	492
Net income per common share, basic	1.20	0.21	487
Net income per common share, diluted	1.19	0.20	486
Adjusted net income per common share, diluted(1)	1.21	0.21	483
Net interest margin(2)	3.04%	3.37%	(33)	bps
Net charge-off ratio(2)	0.21	0.21	—
Return on average assets(2)	1.40	0.32	108
Adjusted return on average assets(1)(2)	1.41	0.32	109
Efficiency ratio-FTE	55.01	57.81	(280)
Adjusted tangible efficiency ratio(1)	54.19	56.72	(253)
(1)    See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2)    Annualized

	March 31, 2021	December 31, 2020	Sequential Quarter Change		March 31, 2020	Year-Over-Year Change
(dollars in thousands)
Loans, net of deferred fees and costs	$38,805,101	$38,252,984	$552,117		$38,258,024	$547,077
Total average loans	38,212,267	38,884,551	(672,284)		37,593,045	619,222
Total deposits	47,368,951	46,691,571	677,380		39,826,585	7,542,366
Core deposits (excludes brokered deposits)	44,174,284	43,121,165	1,053,119		35,838,637	8,335,647
Core transaction deposits (excludes brokered and public fund deposits)	34,804,575	32,754,609	2,049,966		24,790,621	10,013,954
Total average deposits	46,454,878	45,973,980	480,898		38,687,207	7,767,671
Non-performing assets ratio	0.50%	0.50%	—	bps	0.50%	—	bps
Non-performing loans ratio	0.40	0.39	1		0.41	(1)
Past due loans over 90 days	0.01	0.01	—		0.02	(1)
CET1 capital	$4,184,715	$4,034,865	$149,850		$3,744,415	$440,300
Tier 1 capital	4,721,860	4,572,010	149,850		4,281,560	440,300
Total risk-based capital	5,733,956	5,604,230	129,726		5,289,039	444,917
CET1 capital ratio	9.74%	9.66%	8	bps	8.70%	104	bps
Tier 1 capital ratio	10.99	10.95	4		9.95	104
Total risk-based capital ratio	13.34	13.42	(8)		12.29	105
Total shareholders’ equity to total assets ratio	9.36	9.49	(13)		10.01	(65)
Tangible common equity ratio(1)	7.55	7.66	(11)		7.94	(39)
Return on average common equity(2)	15.77	12.31	346		2.75	1,302
Adjusted return on average common equity(1)(2)	15.93	13.91	202		2.79	1,314
Adjusted return on average tangible common equity(1)(2)	18.04	15.79	225		3.39	1,465

(1)    See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2)    Quarter annualized

Executive Summary
Net income available to common shareholders for the first quarter of 2021 was $178.8 million, or $1.19 per diluted common share, a significant increase compared to $30.2 million, or $0.20 per diluted common share, in the first quarter of 2020. Adjusted net income per common share, diluted(1) was $1.21, compared to $0.21 for the first quarters of 2021 and 2020, respectively. The year-over-year increase was impacted by a significant provision for credit losses recorded during the first quarter of 2020 due to the onset of COVID-19 following the adoption of CECL on January 1, 2020.
Net interest income for the three months ended March 31, 2021 was $373.9 million, up $597 thousand compared to the same period in 2020 including $24.9 million in PPP processing fees during the first quarter of 2021. Net interest margin was down 33 bps over the comparable three-month period to 3.04%, due primarily to the decline in market interest rates and accelerated prepayment activity. On a sequential quarter basis, net interest income was down $12.1 million and net interest margin was down 8 bps. The sequential quarter decline in net interest income was primarily due to a lower day count and a continuation of low-rate pressure, partially offset by further declines in deposit pricing and continued deployment of excess liquidity. As we progress through the year, we expect to see increases in net interest income, excluding PPP fees, driven by loan growth, deployment of liquidity, a deceleration of prepayments, and further deposit cost reductions.
Non-interest revenue for the first quarter of 2021 was $111.0 million, up $7.1 million, or 7%, compared to the same period in 2020. Adjusted non-interest revenue(1), which excludes net investment securities gains/(losses) and increase/(decrease) in fair value of private equity investments, for the first quarter of 2021 was $112.9 million, up $13.6 million, or 14%, from the first quarter of 2020. Net mortgage banking income of $22.3 million remained strong and drove the year-over-year increase in non-interest revenue. While first quarter 2021 mortgage production levels remained elevated, the recent increase in interest rates is likely to reduce production levels going forward.
Non-interest expense for the first quarter of 2021 was $267.1 million, down $9.1 million, or 3%, compared to the first quarter of 2020 and adjusted non-interest expense(1) of $266.6 million was down $4.6 million, or 2%. The adjusted tangible efficiency ratio(1) for the first three months of 2021 was 54.19%, down 253 bps compared to the same period a year ago. We remain committed to prudent expense management, enabling us to continue investing in areas that position us for greater success, deliver a superior customer experience, and promote profitable growth.
At March 31, 2021, loans, net of deferred fees and costs, of $38.81 billion, increased $552.1 million, or 1%, from December 31, 2020 led by CRE growth of $208.2 million as the recovery of commercial real estate markets continued, C&I growth of $173.7 million driven by a $170.1 million increase in PPP loans, and consumer growth of $170.2 million primarily due to purchases of $607.0 million of third-party lending loans, including a $476.2 million prime auto portfolio purchase. These growth metrics were partially offset by declines in consumer mortgages and HELOCs of $214.3 million and $105.4 million, respectively, as consumers across the industry continued to use government stimulus to reduce revolving credit balances and deleverage.
At March 31, 2021, credit metrics remained stable with NPAs, NPLs, and past dues all near historical lows at Synovus, and net charge-offs remained low and declined $1.9 million on a sequential quarter basis to $20.2 million, or 21 basis points. Given elevated levels of liquidity and continued economic recovery, particularly in the Southeast, we are not expecting a significant change in net charge-offs in the near term. The ACL at March 31, 2021 totaled $614.7 million, a decrease of $38.8 million from December 31, 2020, resulting from the improved economic outlook and stable loan portfolio metrics that were partially offset by the increased size of the loan portfolio. The ACL to loans coverage ratio at March 31, 2021 was 1.58%, or 1.69% excluding PPP loans, and incorporates an outlook with moderate economic expansion and benefits from the recently approved government stimulus.
Total period-end deposits at March 31, 2021 increased $677.4 million, or 1%, compared to December 31, 2020. Core transaction deposits (non-interest bearing, NOW/savings, and money market deposits excluding public and brokered funds) increased $2.05 billion, or 6%, compared to December 31, 2020. The increase in deposit balances compared to December 31, 2020 is due largely to government stimulus programs including deposits associated with PPP loans.
At March 31, 2021, Synovus' CET1 ratio was 9.74%, well in excess of regulatory requirements including the capital conservation buffer of 2.5%, and was up 8 bps compared to December 31, 2020, driven by earnings. Synovus announced on January 26, 2021 that its Board of Directors authorized share repurchases of up to $200 million in 2021. During the first quarter of 2021, the Company did not complete any share repurchases. During the second quarter of 2021, Synovus had repurchased $23.2 million, or 499 thousand shares of its common stock, at an average price of $46.52 per share, as of May 5, 2021.
More detail on Synovus' financial results for the three months ended March 31, 2021 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. See also "Item 1A. - Risk Factors" of this Report.
(1) See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to the most comparable GAAP measure.

Changes in Financial Condition
During the three months ended March 31, 2021, total assets increased $764.9 million from $54.39 billion at December 31, 2020 to $55.16 billion. Loans increased $552.1 million, including increases of $170.1 million in PPP loans net of unearned fees and a $476.2 million indirect auto portfolio purchase. Loans held for sale increased $233.8 million. Investment securities available for sale increased $863.3 million while cash and cash equivalents decreased $924.7 million.
The growth in assets was primarily funded by increases of $677.4 million in deposits. Securities sold under repurchase agreements increased $65.7 million. Total shareholders' equity at March 31, 2021 was flat, as compared to December 31, 2020, and included net income of $187.1 million and proceeds from stock option exercises of $12.6 million, offset by unrealized losses in investment securities available for sale and cash flow hedges of $121.0 million and $22.4 million, respectively, and dividends declared on common and preferred stock of $49.1 million and $8.3 million, respectively.
The loan to deposit ratio was 81.9% at both March 31, 2021 and December 31, 2020, compared to 96.1% at March 31, 2020.
Loans
The following table compares the composition of the loan portfolio at March 31, 2021, December 31, 2020, and March 31, 2020.

Table 2 - Loans by Portfolio Class
					March 31, 2021 vs. December 31, 2020 Change				March 31, 2021 vs. March 31, 2020 Change
(dollars in thousands)	March 31, 2021		December 31, 2020				March 31, 2020
Commercial, financial and agricultural	$12,662,329	32.6%	$12,410,152	32.4%	$252,177	2%	$10,902,455	28.4%	$1,759,874	16%
Owner-occupied	7,031,505	18.1	7,110,016	18.6	(78,511)	(1)	6,907,893	18.1	123,612	2
Total commercial and industrial	19,693,834	50.7	19,520,168	51.0	173,666	1	17,810,348	46.5	1,883,486	11
Investment properties	9,335,725	24.1	9,103,379	23.8	232,346	3	9,024,916	23.6	310,809	3
1-4 family properties	638,954	1.6	628,695	1.6	10,259	2	736,937	1.9	(97,983)	(13)
Land and development	559,249	1.4	593,633	1.6	(34,384)	(6)	713,505	1.9	(154,256)	(22)
Total commercial real estate	10,533,928	27.1	10,325,707	27.0	208,221	2	10,475,358	27.4	58,570	1
Consumer mortgages	5,299,175	13.7	5,513,491	14.4	(214,316)	(4)	5,613,997	14.7	(314,822)	(6)
Home equity lines	1,432,367	3.7	1,537,726	4.0	(105,359)	(7)	1,793,486	4.7	(361,119)	(20)
Credit cards	267,371	0.7	281,018	0.7	(13,647)	(5)	261,581	0.7	5,790	2
Other consumer loans	1,578,426	4.1	1,074,874	2.9	503,552	47	2,303,254	6.0	(724,828)	(31)
Total consumer	8,577,339	22.2	8,407,109	22.0	170,230	2	9,972,318	26.1	(1,394,979)	(14)
Loans, net of deferred fees and costs	$38,805,101	100.0%	$38,252,984	100.0%	$552,117	1%	$38,258,024	100.0%	$547,077	1%

At March 31, 2021, loans, net of deferred fees and costs, of $38.81 billion, increased $552.1 million, or 1%, from December 31, 2020 led by CRE growth of $208.2 million as the recovery of commercial real estate markets continued, C&I growth of $173.7 million driven by a $170.1 million increase in PPP loans, and consumer growth of $170.2 million primarily due to purchases of $607.0 million of third-party lending loans, including a $476.2 million prime auto loans purchase. These growth metrics were partially offset by declines in consumer mortgages and HELOCs of $214.3 million and $105.4 million, respectively, as consumers across the industry continued to use government stimulus to reduce revolving credit balances and deleverage. C&I loans remain the largest component of our loan portfolio, representing 50.7% of total loans, while CRE and consumer loans represent 27.1% and 22.2%, respectively. Our portfolio composition is established through a comprehensive concentration management policy which sets limits for C&I, CRE, and consumer loan levels as well as for sub-categories therein.
U.S. Small Business Administration Paycheck Protection Program (PPP)
Synovus is participating in the PPP, which is a loan program that originated from the CARES Act and was subsequently expanded by the Paycheck Protection Program and Health Care Enhancement Act, which was signed into law on April 24, 2020. Under the initial program, PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. The loans are guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. Synovus began accepting applications from qualified customers on April 3, 2020 and provided nearly $2.9 billion in funding to close to 19,000 customers through the initial PPP, at an average loan size of approximately $150 thousand. In the fourth quarter of 2020, Synovus began receiving first draw PPP loan forgiveness that totals $1.25 billion, or $1.20 billion net of unearned fees, life-to-date through March 31, 2021, including PPP loan forgiveness of $711 million, or $687 million net of unearned fees, during the first quarter of 2021.
On December 27, 2020, the Economic Aid to Hard-Hit Businesses, Nonprofits, and Venues Act was signed into law, and authorized the SBA to reopen the PPP for first draw loans, as well as guarantee second draw PPP loans of up to $2 million for certain eligible borrowers that previously received a PPP loan. These loans carry a fixed rate of 1.00% and a term of five years, if not forgiven, in whole or in part. The loans are guaranteed by the SBA. The SBA pays the originating bank a processing fee based on the size of the loan.
On March 11, 2021, the American Rescue Plan Act of 2021 was enacted which primarily expanded and clarified eligibility for first and second draw PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness.
Synovus began participating in the second phase of the PPP on January 19, 2021 with almost 10,000 applications submitted totaling $1.09 billion and total fundings of $894 million, or $857 million net of unearned fees, as of March 31, 2021. The total balance of PPP loans was $2.36 billion as of March 31, 2021, compared to $2.19 billion as of December 31, 2020.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at March 31, 2021 were $30.23 billion, or 77.9%, of the total loan portfolio, compared to $29.85 billion, or 78.0%, at December 31, 2020 and $28.29 billion, or 73.9%, at March 31, 2020.
At March 31, 2021, Synovus had eight commercial loan relationships with total commitments of $100 million or more (including amounts funded), with one single relationship exceeding $150 million in commitments.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' loan portfolio and is primarily comprised of general middle market and commercial banking clients across a wide range of industries. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of March 31, 2021, 82.5% (93.7% excluding PPP loans) of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral compared to 83.2% (93.8% excluding PPP loans) as of December 31, 2020. C&I loans grew $173.7 million, or 1%, from December 31, 2020, driven primarily by a $170.1 million increase in PPP loans at March 31, 2021.

Table 3 - Commercial and Industrial Loans by Industry
	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$3,962,288	20.1%	$3,891,162	19.9%
Finance and insurance	1,772,701	9.0	1,685,797	8.6
Accommodation and food services	1,325,876	6.7	1,205,107	6.2
Manufacturing	1,323,787	6.7	1,275,169	6.5
Retail trade	1,256,529	6.4	1,303,263	6.7
Wholesale trade	1,163,470	5.9	1,152,082	5.9
Professional, scientific, and technical services	1,122,222	5.7	1,133,549	5.8
Real estate and rental and leasing	1,118,034	5.7	1,158,367	5.9
Other services	1,104,261	5.6	1,123,109	5.8
Construction	1,056,487	5.4	1,036,652	5.3
Transportation and warehousing	938,935	4.8	924,275	4.7
Arts, entertainment, and recreation	702,007	3.6	777,905	4.0
Real estate other	701,448	3.6	686,350	3.5
Educational services	439,818	2.2	395,193	2.0
Public Administration	437,142	2.2	435,636	2.2
Administration, support, waste management, and remediation	368,172	1.9	377,065	1.9
Agriculture, forestry, fishing, and hunting	357,473	1.8	383,010	2.0
Information	312,333	1.6	291,425	1.5
Other industries	230,851	1.1	285,052	1.6
Total commercial and industrial loans	$19,693,834	100.0%	$19,520,168	100.0%

(1)    Loan balance in each category expressed as a percentage of total C&I loans.
At March 31, 2021, $12.66 billion of C&I loans, or 32.6% of the total loan portfolio (including PPP loans of $2.36 billion), represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At March 31, 2021, $7.03 billion of C&I loans, or 18.1% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominately secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist primarily of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Total CRE loans of $10.53 billion increased $208.2 million, or 2%, from December 31, 2020, driven primarily by growth in income-producing investment properties as the recovery of commercial real estate markets continues.
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of March 31, 2021 were $9.34 billion, or 88.6%, of the CRE loan portfolio, and increased $232.3 million, or 3%, from December 31, 2020 with most sub-categories experiencing growth other than warehouses, which were down $7.8 million, or 1%, from December 31, 2020.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At March 31, 2021, 1-4 family properties loans totaled $639.0 million, or 6.1% of the CRE loan portfolio, and increased by $10.3 million, or 2%, from December 31, 2020.

Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $559.2 million at March 31, 2021 decreased $34.4 million, or 6%, from $593.6 million at December 31, 2020.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network including first and second residential mortgages, HELOCs, and credit card loans, as well as home improvement, student, personal, and auto loans from third-party lending. The majority of Synovus' consumer loans are consumer mortgages and HELOCs secured by first and second liens on residential real estate primarily located in the markets served by Synovus. As of March 31, 2021, weighted-average FICO scores within the residential real estate portfolio based on committed balances were 790 for HELOCs and 773 for Consumer Mortgages.
Consumer loans at March 31, 2021 of $8.58 billion increased $170.2 million, or 2%, compared to December 31, 2020. Consumer mortgages decreased $214.3 million, or 4%, from December 31, 2020, and HELOCs decreased $105.4 million, or 7%, from December 31, 2020. Credit card loans of $267.4 million at March 31, 2021 decreased $13.6 million, or 5% from $281.0 million at December 31, 2020. The reductions in consumer mortgages, HELOCs, and credit card loans are primarily a result of consumers continuing to use government stimulus to reduce revolving credit balances and deleverage as well as the competitive low rate environment. Other consumer loans, which primarily includes third-party lending, increased $503.6 million, or 47%, from December 31, 2020. As of March 31, 2021, third-party lending balances totaled $1.18 billion, or 3.0%, of the total loan portfolio, and increased $503.2 million, or 74%, compared to December 31, 2020, led by purchases of $607.0 million of third-party lending loans, including a $476.2 million prime auto loans purchase. We believe that the risk-return profile, the 2-year average life, and the liquidity of the asset class is a good fit under current market conditions. We will continue to use third-party lending to manage the balance sheet, which could lead to increases in this portfolio.

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the composition of period-end deposits as of the dates indicated. See Table 10 - Average Balances and Yields/Rates in this Report for information on average deposits including average rates.

Table 4 - Composition of Period-end Deposits
(dollars in thousands)	March 31, 2021	%(1)	December 31, 2020	%(1)	March 31, 2020	%(1)
Non-interest-bearing demand deposits(2)	$13,742,075	29.0%	$12,382,708	26.5%	$8,968,756	22.5%
Interest-bearing demand deposits(2)	5,841,749	12.3	5,674,416	12.2	4,617,368	11.6
Money market accounts(2)	13,943,717	29.5	13,541,236	29.0	10,255,014	25.8
Savings deposits(2)	1,277,034	2.7	1,156,249	2.5	949,483	2.4
Public funds	6,154,948	13.0	6,760,628	14.5	5,261,383	13.2
Time deposits(2)	3,214,761	6.8	3,605,928	7.7	5,786,633	14.5
Brokered deposits	3,194,667	6.7	3,570,406	7.6	3,987,948	10.0
Total deposits	$47,368,951	100.0%	$46,691,571	100.0%	$39,826,585	100.0%
Core deposits(3)	$44,174,284	93.3%	$43,121,165	92.4%	$35,838,637	90.0%
Core transaction deposits(4)	$34,804,575	73.5%	$32,754,609	70.2%	$24,790,621	62.2%

Time deposits greater than $100,000, including brokered and public funds	$4,105,424	8.7%	$4,748,029	10.2%	$7,176,468	18.0%
Brokered time deposits	$1,281,027	2.7%	$1,590,096	3.4%	$2,229,596	5.6%

(1)    Deposits balance in each category expressed as percentage of total deposits.
(2)    Excluding any public funds or brokered deposits.
(3)    Core deposits exclude brokered deposits.
(4)    Core transaction deposits consist of non-interest-bearing demand deposits, interest-bearing demand deposits, money market accounts, and savings deposits excluding public funds and brokered deposits.

Total period-end deposits at March 31, 2021 increased $677.4 million, or 1%, compared to December 31, 2020. Core transaction deposits increased $2.05 billion, or 6%, compared to December 31, 2020, due largely to government stimulus programs including deposits associated with the second phase of PPP loans. The sequential quarter growth in lower cost core transaction accounts of $2.05 billion included growth in non-interest-bearing demand deposits of $1.36 billion, money market accounts of $402.5 million, NOW accounts of $167.3 million, and savings balances of $120.8 million, and more than offset decreases of $391.2 million and $375.7 million in time deposits and brokered deposits, respectively, as well as declines of $605.7 million in public funds. Total deposit costs declined 6 bps during the first quarter of 2021, compared to the fourth quarter of 2020, due to repricing and remixing within the deposit portfolio.
On an average basis, the increase in total deposits was $480.9 million, or 1%, compared to the fourth quarter of 2020.
Non-interest Revenue
Non-interest revenue for the first quarter of 2021 was $111.0 million, up $7.1 million, or 7%, compared to the same period in 2020. Adjusted non-interest revenue, which excludes net investment securities gains/(losses) and increase/(decrease) in fair value of private equity investments, for the first quarter of 2021 was $112.9 million, up $13.6 million, or 14%, from the first quarter of 2020. Net mortgage banking income of $22.3 million remained strong and drove the year-over-year increase in non-interest revenue. While first quarter 2021 mortgage production levels remained elevated, the recent increase in interest rates is likely to reduce production levels going forward. See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to GAAP measures.
The following table shows the principal components of non-interest revenue.

Table 5 - Non-interest Revenue
	Three Months Ended March 31,
(dollars in thousands)	2021	2020	% Change
Service charges on deposit accounts	$20,033	$20,689	(3)%
Fiduciary and asset management fees	17,954	15,174	18
Card fees	11,996	10,950	10
Brokerage revenue	12,974	12,398	5
Mortgage banking income	22,315	12,227	83
Capital markets income	7,505	11,243	(33)
Income from bank-owned life insurance	8,843	6,038	47
Investment securities (losses) gains, net	(1,990)	8,734	nm
Decrease in fair value of private equity investments	—	(4,255)	nm
Other non-interest revenue	11,326	10,659	6
Total non-interest revenue	$110,956	$103,857	7%

Three Months Ended March 31, 2021 compared to March 31, 2020
Service charges on deposit accounts for the three months ended March 31, 2021 were down $656 thousand, or 3%, due largely to the impact of higher average balances as a result of stimulus funds. Service charges on deposit accounts consist of NSF fees, account analysis fees, and all other service charges. NSF fees were down $3.0 million, or 34%, for the three months ended March 31, 2021. Account analysis fees were up $2.2 million, or 32%, for the three months ended March 31, 2021, following our pricing for value initiative implemented during the first quarter of 2021 as part of Synovus Forward. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposits, saving accounts, and small business accounts, for the three months ended March 31, 2021, were up $132 thousand, or 3%.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, financial planning, and family office services. Fiduciary and asset management fees increased $2.8 million, or 18%, for the three months ended March 31, 2021. The increases were driven by growth in total assets under management which increased by 35% year-over-year to $20.59 billion.
Card fees for the three months ended March 31, 2021 were up $1.0 million, or 10%, with increased transaction volume in all card fee categories. Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant discounts. Card fees are reported net of certain associated expense items including customer loyalty program expenses and network expenses.
Brokerage revenue of $13.0 million for the three months ended March 31, 2021 was up $576 thousand, or 5%. The year-over-year increase was driven by growth in assets under management and higher transaction revenue driven by favorable market conditions. Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of customer assets.
Mortgage banking income was significantly higher in the first three months of 2021, with an increase of $10.1 million compared to the three months ended March 31, 2020. Mortgage banking income was driven by higher production and sales, including an increase in refinance volume. Total secondary market mortgage loan production was $573.1 million, up $318.6 million, for the three months ended March 31, 2021. While first quarter 2021 mortgage production levels remained elevated, the recent increase in interest rates is likely to reduce production levels going forward.
Capital markets income primarily includes fee income from customer derivative transactions. Additionally, capital markets income includes fee income from capital raising investment banking transactions and foreign exchange as well as other miscellaneous income from capital market transactions. Capital markets income was $3.7 million lower for the three months ended March 31, 2021, as commercial client activity to lock in lower rates was elevated in 2020.
Income from BOLI, which includes increases in the cash surrender value of policies and proceeds from insurance benefits, increased $2.8 million, or 47%, for the three months ended March 31, 2021, due primarily to income on proceeds from insurance benefits. The first three months of 2021 included income on proceeds from insurance benefits of $2.1 million compared to $118 thousand in 2020.
Investment securities losses, net, of $2.0 million for the three months ended March 31, 2021 reflected strategic sales of mortgage-backed securities.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges and loan servicing fees, income from insurance commissions, gains from sales of GGL/SBA loans, and other miscellaneous items. The three months ended March 31, 2021 included unrealized valuation gains of $3.5 million associated with deferred compensation and the three months ended March 31, 2020 included a sale-leaseback gain of $2.4 million.
Non-interest Expense
Non-interest expense for the first quarter of 2021 was $267.1 million, down $9.1 million, or 3%, compared to the first quarter of 2020 and adjusted non-interest expense of $266.6 million was down $4.6 million, or 2%. The adjusted tangible efficiency ratio for the first three months of 2021 was 54.19%, down 253 bps compared to the same period a year ago. We remain committed to prudent expense management, enabling us to continue investing in areas that position us for greater success, deliver a superior customer experience, and promote profitable growth. See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to GAAP measures.
The following table summarizes the components of non-interest expense.

Table 6 - Non-interest Expense
	Three Months Ended March 31,
(dollars in thousands)	2021	2020	% Change
Salaries and other personnel expense	$161,477	$149,678	8%
Net occupancy, equipment, and software expense	41,134	42,194	(3)
Third-party processing and other services	20,032	22,700	(12)
Professional fees	9,084	10,675	(15)
FDIC insurance and other regulatory fees	5,579	5,278	6
Amortization of intangibles	2,379	2,640	(10)
Restructuring charges	531	3,220	nm
Loss on early extinguishment of debt	—	1,904	nm
Other operating expenses	26,918	37,990	(29)
Total non-interest expense	$267,134	$276,279	(3)%

Three Months Ended March 31, 2021 compared to March 31, 2020
Salaries and other personnel expense increased $11.8 million, or 8%, for the three months ended March 31, 2021, due primarily to higher mortgage production-based commissions with commission expense up $2.3 million, higher share-based compensation expense of $4.1 million largely due to timing with higher level of retirement eligible expense acceleration, and valuation expense of $3.5 million associated with deferred compensation from higher market valuations (offset with unrealized valuation gains in other non-interest revenue). Total headcount of 5,175 declined 72 from December 31, 2020 and 253 from

March 31, 2020 led by Synovus' voluntary early retirement program offered during the fourth quarter of 2020 and branch closures.
Net occupancy, equipment, and software expense decreased $1.1 million, or 3%, during the three months ended March 31, 2021, due primarily to a reduction of 10 branches, as compared to December 31, 2019.
Third-party processing and other services includes all third-party core operating system and processing charges as well as third-party loan servicing charges. Third-party processing expense decreased $2.7 million, or 12%, for the three months ended March 31, 2021. The decline is primarily associated with Synovus' restructure of certain of its third-party consumer-based lending partnership arrangements during the second quarter of 2020 with a shift of new originations to held for sale and thereby reducing third-party loan servicing expense.
Professional fees decreased $1.6 million, or 15%, for the three months ended March 31, 2021, from decreases in consulting fees related to Synovus Forward, our revenue growth and efficiency initiatives.
FDIC insurance and other regulatory fees for the three months ended March 31, 2020 included the benefit of a $1.5 million reversal of estimated additional expense accrued during the fourth quarter of 2019.
During the three months ended March 31, 2021, Synovus recorded $531 thousand in restructuring charges primarily associated with two branch closures that will occur in April 2021 as part of Synovus Forward. During the three months ended March 31, 2020, Synovus recorded restructuring charges of $3.2 million from asset impairments, lease terminations, and severance related to seven branches closed in the first quarter of 2020.
Other operating expenses includes advertising, travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expenses. Other operating expenses were down $11.1 million for the three months ended March 31, 2021 driven by declines in most all expense categories including declines of $3.0 million in advertising and $1.3 million in travel.
Income Tax Expense
Income tax expense was $49.2 million for the three months ended March 31, 2021, representing an effective tax rate of 20.8%, compared to income tax expense of $3.6 million for the three months ended March 31, 2020, representing an effective tax rate of 8.5%. The effective tax rate for the three months ended March 31, 2021 is lower than the statutory tax rate primarily due to discrete benefits of $6.2 million related to changes in amounts taxable by jurisdictions and $1.8 million related to share-based compensation, partly offset by discrete expense of $4.1 million related to other accrual adjustments. The effective tax rate for the three months ended March 31, 2020 was lower than the statutory tax rate primarily due to a one-time discrete benefit of $2.7 million for the carryback of net operating loss deductions as permitted by the CARES Act, and $3.4 million of other discrete benefit items.
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
On March 31, 2021, the Biden Administration released the details of the Made in America Tax Plan which proposes an increase in the federal corporate income tax rate to 28%, up from the current 21%, among numerous other proposals. We continue to monitor the legislative process and the potential impact to the Company and its customers.
CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the quality of its loan portfolio by industry, property type, geography, as well as credit quality metrics. At March 31, 2021, credit metrics remained stable with NPAs, NPLs, and past dues all near historical lows, and net charge-offs remained low and declined $1.9 million on a sequential quarter basis to $20.2 million, or 21 basis points. Given elevated levels of liquidity and continued economic recovery, particularly in the Southeast, we are not currently expecting a significant change in net charge-offs in the near term.

The table below includes selected credit quality metrics.

Table 7 - Credit Quality Metrics
(dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Non-performing loans	$155,169	$151,079	$156,287
Impaired loans held for sale	23,590	23,590	—
ORE and other assets	16,849	17,394	33,679
Non-performing assets	$195,608	$192,063	$189,966
Total loans	$38,805,101	$38,252,984	$38,258,024
Non-performing loans as a % of total loans	0.40%	0.39%	0.41%
Non-performing assets as a % of total loans, ORE, and specific other assets	0.50	0.50	0.50
Loans 90 days past due and still accruing	$3,804	$4,117	$6,398
As a % of total loans	0.01%	0.01%	0.02%
Total past due loans and still accruing	$45,693	$47,349	$83,235
As a % of total loans	0.12%	0.12%	0.22%
Net charge-offs, quarter	$20,204	$22,139	$20,061
Net charge-offs/average loans, quarter	0.21%	0.23%	0.21%
(Reversal of) provision for loan losses, quarter	$(22,318)	$24,075	$149,117
Provision for (reversal of) unfunded commitments, quarter	3,743	(13,009)	9,605
(Reversal of) provision for credit losses, quarter	$(18,575)	$11,066	$158,722
Allowance for loan losses	$563,214	$605,736	$493,452
Reserve for unfunded commitments	51,528	47,785	38,420
Allowance for credit losses	$614,742	$653,521	$531,872
ACL to loans coverage ratio	1.58%	1.71%	1.39%
ALL to loans coverage ratio	1.45	1.58	1.29
ACL/NPLs	396.18	432.57	340.32
ALL/NPLs	362.97	400.94	315.74

Non-performing Assets
Total NPAs as a percentage of total loans, ORE, and specific other assets were 0.50% at March 31, 2021, unchanged from both December 31, 2020 and March 31, 2020. Total NPAs were $195.6 million at March 31, 2021 compared to $192.1 million at December 31, 2020 and $190.0 million at March 31, 2020.
Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. The increase in criticized and classified loans at March 31, 2021 compared to December 31, 2020 was primarily hospitality-related with increases in special mention and substandard accruing loans in the hotel and full-service restaurant industry as a result of COVID-19. We expect the levels of criticized and classified loans to decline as borrowers' reported financial statements begin to reflect the current monthly improvement we are seeing in borrowers' cash flows.

Table 8 - Criticized and Classified Loans
(dollars in thousands)	March 31, 2021	December 31, 2020
Special mention loans	$1,107,272	$977,028
Substandard loans	685,474	553,720
Doubtful loans	34,430	33,204
Loss loans	2,664	3,032
Criticized and Classified loans	$1,829,840	$1,566,984
As a % of total loans	4.7%	4.1%

Provision for Credit Losses and Allowance for Credit Losses
Provision for credit losses includes the provisions for loan losses and unfunded commitments. The reversal of provision for credit losses of $18.6 million for the three months ended March 31, 2021 included net charge-offs of $20.2 million and resulted from the improved economic outlook and stable loan portfolio metrics that were partially offset by the increased size of the loan portfolio including $15.2 million in reserves added as result of purchases of $607.0 million of third-party lending loans, including a $476.2 million prime auto purchase. The ACL at March 31, 2021 totaled $614.7 million consisting of an ALL of $563.2 million and reserve for unfunded commitments of $51.5 million, resulting in an ACL to loans coverage ratio of 1.58% and an ACL to NPLs ratio of 396%. Excluding PPP loans, the ACL to loans coverage ratio was 1.69%. The ACL at March 31, 2021 incorporates an outlook with moderate economic expansion and benefits from the estimated impact of government stimulus.

Table 9 - Accruing TDRs by Risk Grade
	March 31, 2021		December 31, 2020		March 31, 2020
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Pass	$63,809	49.2%	$72,463	53.7%	$75,073	46.9%
Special mention	8,560	6.6	8,935	6.6	10,925	6.8
Substandard accruing	57,407	44.2	53,574	39.7	74,130	46.3
Total accruing TDRs	$129,776	100.0%	$134,972	100.0%	$160,128	100.0%

Troubled Debt Restructurings
Accruing TDRs were $129.8 million at March 31, 2021, compared to $135.0 million at December 31, 2020 and $160.1 million at March 31, 2020. Accruing TDRs decreased $5.2 million from December 31, 2020 and $30.4 million from March 31, 2020. Non-accruing TDRs were $36.1 million at March 31, 2021, compared to $39.0 million at December 31, 2020 and $12.8 million at March 31, 2020.
Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At March 31, 2021, December 31, 2020, and March 31, 2020, approximately 99%, 99%, and 98%, respectively, of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have continued to remain at low levels.
Non-TDR Modifications due to COVID-19
Regulatory agencies have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of COVID-19. In the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), for example, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and their unwillingness to criticize institutions for working with borrowers in a safe and sound manner. Moreover, the Interagency Statement provided that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. On December 27, 2020, the Consolidated Appropriations Act, 2021 extended the applicable period of Section 4013 of the CARES Act. This allows banks to elect to not consider loan modifications related to COVID-19 that are made between March 1, 2020 and the earlier of January 1, 2022, or 60 days after the national emergency ends to borrowers that are current (i.e., less than 30 days past due as of December 31, 2019) as TDRs. The regulatory agencies further stated that performing loans granted payment deferrals due to COVID-19 are not considered past due or non-accrual. FASB confirmed the foregoing regulatory agencies' view that such short-term modifications (e.g., six months) made on a good-faith basis in response to COVID-19 for borrowers who are current are not TDRs.

During 2020, Synovus provided relief programs consisting primarily of 90-day payment deferral relief to borrowers negatively impacted by COVID-19, and as of March 31, 2021, 0.2% of the total loan portfolio was in a P&I deferral status as compared to 0.3% of the total loan portfolio at December 31, 2020. In addition to our P&I deferment program, under the CARES Act, we have also provided borrowers who have been impacted by COVID-19 with other modifications such as interest only relief or amortization extensions on approximately 2% of total loans, at both March 31, 2021 and December 31, 2020.
Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by our primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach under Basel III. At March 31, 2021, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 10 - Capital Ratios
(dollars in thousands)	March 31, 2021	December 31, 2020
CET1 capital
Synovus Financial Corp.	$4,184,715	$4,034,865
Synovus Bank	4,746,560	4,641,711
Tier 1 risk-based capital
Synovus Financial Corp.	4,721,860	4,572,010
Synovus Bank	4,746,560	4,641,711
Total risk-based capital
Synovus Financial Corp.	5,733,956	5,604,230
Synovus Bank	5,446,080	5,361,611
CET1 capital ratio
Synovus Financial Corp.	9.74%	9.66%
Synovus Bank	11.06	11.11
Tier 1 risk-based capital ratio
Synovus Financial Corp.	10.99	10.95
Synovus Bank	11.06	11.11
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	13.34	13.42
Synovus Bank	12.69	12.83
Leverage ratio
Synovus Financial Corp.	8.80	8.50
Synovus Bank	8.85	8.73
Tangible common equity ratio(1)
Synovus Financial Corp.	7.55	7.66

(1)     See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
At March 31, 2021, Synovus' CET1 ratio increased to 9.74%, well in excess of regulatory requirements including the capital conservation buffer of 2.5%. The March 31, 2021 CET1 ratio improved 8 bps compared to December 31, 2020 driven by earnings. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Regulatory Capital" to the consolidated financial statements of Synovus' 2020 Form 10-K. Management reviews the Company's capital position on an on-going basis and believes, based on internal capital analyses and earnings projections, that Synovus is well positioned to meet relevant regulatory capital standards.
Synovus announced on January 26, 2021 that its Board of Directors authorized share repurchases of up to $200 million in 2021. During the first quarter of 2021, the Company did not complete any share repurchases. During the second quarter of 2021, Synovus had repurchased $23.2 million, or 499 thousand shares of its common stock, at an average price of $46.52 per share, as of May 5, 2021.
On August 26, 2020, the federal banking regulators issued a final rule (following an interim final rule issued on March 27, 2020) that allowed electing banking organizations that adopt CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Synovus adopted CECL on January 1, 2020 and the March 31, 2021 regulatory capital ratios reflect Synovus' election of the five-year transition provision. At March 31, 2021, $84 million, or a cumulative 20 basis points benefit to CET1, was deferred.
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
Synovus declared common stock dividends of $49.1 million, or $0.33 per common share, for the three months ended March 31, 2021, compared to $48.6 million, or $0.33 per common share, for the three months ended March 31, 2020. In addition, Synovus declared dividends on its preferred stock of $8.3 million during both the three months ended March 31, 2021 and 2020.
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
Synovus Bank also generates liquidity through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank also has the capacity to access funding through its membership in the FHLB system and through the Federal Reserve discount window. At March 31, 2021, based on currently pledged collateral, Synovus Bank had access to incremental FHLB funding of $6.38 billion, subject to FHLB credit policies.
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
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank were to increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I – Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results" of Synovus' 2020 Form 10-K. Furthermore, Synovus may, from time to time, take advantage of attractive market opportunities to refinance its existing debt, redeem its preferred stock, or strengthen its liquidity or capital position.

Earning Assets and Sources of Funds
Average total assets for the three months ended March 31, 2021 increased $5.49 billion, or 11%, to $54.19 billion as compared to $48.70 billion for the first three months of 2020. Average earning assets increased $5.02 billion, or 11%, in the first three months of 2021 compared to the same period in 2020 and represented 92.2% of average total assets at March 31, 2021, as compared to 92.3% at March 31, 2020. The increase in average earning assets primarily resulted from a $2.16 billion increase in average interest-bearing funds held at the Federal Reserve Bank, a $1.76 billion increase in average investment securities available for sale, an $821.3 million increase in loans held for sale, and a $619.2 million, or 2%, increase in average total loans, net of unearned, which included average PPP loans of $2.24 billion.
Average interest-bearing liabilities increased $567.9 million, or 2%, to $34.08 billion for the first three months of 2021 compared to the same period in 2020. The increase in average interest-bearing liabilities resulted from a $4.37 billion, or 34%, increase in average money market deposits (includes an increase of $573.9 million in average other brokered deposits) and a $2.12 billion, or 33%, increase in average interest-bearing demand deposits. These increases were partially offset by a $3.41 billion, or 38%, decrease in average time deposits (includes a decrease of $747.7 million in brokered time deposits) a $1.48 billion decrease in average long-term debt, including redemption of $250.0 million in subordinated debt in the fourth quarter of 2020, and a $1.38 billion decrease in other short-term borrowings. Average non-interest-bearing demand deposits increased $4.38 billion, or 47%, to $13.79 billion for the first three months of 2021 compared to the same period in 2020, due largely to liquidity associated with PPP lending.
Net interest income for the three months ended March 31, 2021 was $373.9 million, up $597 thousand compared to the same period in 2020 including $24.9 million in PPP processing fees during the first quarter of 2021. Net interest margin was down 33 bps over the comparable three-month period to 3.04%, due primarily to the decline in market interest rates and accelerated prepayment activity. For the three months ended March 31, 2021, the yield on earning assets was 3.32%, a decrease of 101 bps compared to the three months ended March 31, 2020, while the effective cost of funds decreased 68 bps to 0.28%. The yield on loans decreased 60 bps to 4.02% while the yield on investment securities decreased 169 bps to 1.40% over the three months ended March 31, 2020.
On a sequential quarter basis, net interest income was down $12.1 million and net interest margin for the first quarter was 3.04%, which was down 8 bps compared to the fourth quarter of 2020. The sequential quarter decline in net interest income was primarily due to a lower day count and a continuation of low-rate pressure, partially offset by further declines in deposit pricing and continued deployment of excess liquidity. The first quarter of 2021 included average PPP loan balances of $2.24 billion versus $2.55 billion in the fourth quarter of 2020 and $24.9 million recognized for associated PPP processing fees versus $24.8 million in the fourth quarter of 2020. For the first quarter of 2021, the yield on earning assets decreased 17 bps, while the effective cost of funds decreased 9 bps compared to the fourth quarter of 2020.
As we progress through the year, we expect to see increases in net interest income, excluding PPP fees, driven by loan growth, deployment of liquidity, a deceleration of prepayments, and further deposit cost reductions.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Table 11 - Average Balances and Yields/Rates	2021	2020
(dollars in thousands) (yields and rates annualized)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Earning Assets:
Investment securities(1)(2)	$8,437,563	7,493,822	7,227,400	6,618,533	6,680,047
Yield	1.40%	2.07	2.39	2.72	3.09
Trading account assets(3)	$3,063	8,496	5,391	6,173	6,306
Yield	2.81%	1.03	1.69	2.19	2.70
Commercial loans(2)(4)	$29,844,491	30,363,102	30,730,135	30,236,919	27,607,343
Yield	3.95%	3.96	3.80	3.95	4.57
Consumer loans(4)	$8,367,776	8,521,449	9,032,437	9,899,172	9,985,702
Yield	3.98%	4.00	4.08	4.34	4.60
Allowance for loan losses	$(599,872)	(595,547)	(591,098)	(498,545)	(368,033)
Loans, net(4)	$37,612,395	38,289,004	39,171,474	39,637,546	37,225,012
Yield	4.02%	4.03	3.92	4.08	4.62
Mortgage loans held for sale	$246,962	309,278	244,952	221,157	86,415
Yield	2.68%	2.74	2.92	3.09	3.67
Other loans held for sale	$660,753	544,301	493,940	19,246	—
Yield	2.91%	2.81	3.61	4.19	—
Other earning assets(5)	$2,838,021	2,716,645	1,265,880	1,709,086	652,130
Yield	0.10%	0.10	0.11	0.11	1.02
Federal Home Loan Bank and Federal Reserve Bank Stock(3)	$157,657	162,537	200,923	247,801	284,082
Yield	1.69%	2.64	2.73	3.60	3.38
Total interest earning assets	$49,956,414	49,524,083	48,609,960	48,459,542	44,933,992
Yield	3.32%	3.49	3.58	3.75	4.33
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$8,570,753	8,531,415	7,789,095	7,260,940	6,445,986
Rate	0.14%	0.16	0.19	0.21	0.51
Money market accounts, excluding brokered deposits	$15,348,916	14,411,860	13,272,972	12,238,479	11,548,014
Rate	0.23%	0.26	0.36	0.46	1.00
Savings deposits	$1,219,288	1,147,667	1,114,956	1,036,024	926,822
Rate	0.02%	0.01	0.02	0.02	0.05
Time deposits under $100,000	$1,161,306	1,239,592	1,379,923	1,621,943	1,761,741
Rate	0.56%	0.74	1.03	1.43	1.64
Time deposits over $100,000	$2,993,996	3,302,959	3,863,821	4,772,555	5,051,705
Rate	0.74%	1.03	1.44	1.80	2.04
Other brokered deposits	$1,950,582	1,978,393	1,912,114	1,998,571	1,376,669
Rate	0.20%	0.23	0.23	0.25	1.42
Brokered time deposits	$1,418,751	1,795,982	2,232,940	2,244,429	2,166,496
Rate	1.50%	1.60	1.59	1.86	2.11
Total interest-bearing deposits	$32,663,592	32,407,868	31,565,821	31,172,941	29,277,433
Rate	0.31%	0.39	0.54	0.73	1.18
Federal funds purchased and securities sold under repurchase agreements	$209,448	174,316	180,342	250,232	167,324
Rate	0.07%	0.07	0.09	0.12	0.30
Other short-term borrowings	$—	—	46,739	550,000	1,384,362
Rate	—%	—	1.12	1.23	1.66
Long-term debt	$1,202,613	1,552,791	2,234,665	2,834,188	2,678,651
Rate	3.63%	3.96	2.71	2.36	2.78
Total interest-bearing liabilities	$34,075,653	34,134,975	34,027,567	34,807,361	33,507,770
Rate	0.42%	0.55	0.68	0.86	1.30
Non-interest-bearing demand deposits	$13,791,286	13,566,112	12,773,676	11,923,534	9,409,774
Cost of funds	0.30%	0.40	0.50	0.65	1.04
Effective cost of funds(6)	0.28%	0.37	0.48	0.62	0.96
Net interest margin	3.04%	3.12	3.10	3.13	3.37
Taxable equivalent adjustment(2)	$774	821	956	861	786

`(1)    Excludes net unrealized gains (losses).
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

Net Interest Income and Rate/Volume Analysis
    The following table sets forth the major components of net interest income and the related annualized yields and rates for the three months ended March 31, 2021 and 2020, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Table 12 - Net Interest Income and Rate/Volume Analysis
	Three Months Ended March 31,						2021 Compared to 2020
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2021	2020	2021	2020	2021	2020	Volume	Rate
Assets
Interest earning assets:
Investment securities	$8,437,563	$6,680,047	$29,458	$51,655	1.40%	3.09%	$13,391	$(35,588)	$(22,197)
Trading account assets	3,063	6,306	22	43	2.81	2.70	(22)	1	(21)
Taxable loans, net(1)	37,715,121	37,177,611	369,579	424,387	3.96	4.59	6,084	(60,892)	(54,808)
Tax-exempt loans, net(1)(2)	497,146	415,434	3,686	3,734	3.01	3.61	727	(775)	(48)
Allowance for loan losses	(599,872)	(368,033)
Loans, net	37,612,395	37,225,012	373,265	428,121	4.02	4.62	6,811	(61,667)	(54,856)
Mortgage loans held for sale	246,962	86,415	1,657	792	2.68	3.67	1,453	(588)	865
Other loans held for sale	660,753	—	4,805	—	2.91	—	—	4,805	4,805
Other earning assets(3)	2,838,021	652,130	716	1,675	0.10	1.02	5,444	(6,403)	(959)
Federal Home Loan Bank and Federal Reserve Bank stock	157,657	284,082	668	2,397	1.69	3.38	(1,054)	(675)	(1,729)
Total interest earning assets	49,956,414	44,933,992	410,591	484,683	3.32	4.33	26,023	(100,115)	(74,092)
Cash and due from banks	518,780	515,153
Premises and equipment, net	460,466	491,244
Other real estate	1,823	13,395
Cash surrender value of bank-owned life insurance	1,051,520	892,861
Other assets(4)	2,199,501	1,849,950
Total assets	$54,188,504	$48,696,595

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$8,570,753	$6,445,986	$2,973	$8,109	0.14%	0.51%	$2,672	$(7,808)	$(5,136)
Money market accounts	17,299,498	12,924,683	9,706	33,625	0.23	1.05	11,327	(35,246)	(23,919)
Savings deposits	1,219,288	926,822	49	110	0.02	0.05	36	(97)	(61)
Time deposits	5,574,053	8,979,942	12,290	44,158	0.89	1.98	(16,628)	(15,240)	(31,868)
Federal funds purchased and securities sold under repurchase agreements	209,448	167,324	34	127	0.07	0.30	31	(124)	(93)
Other short-term borrowings	—	1,384,362	—	5,805	—	1.66	(5,666)	(139)	(5,805)
Long-term debt	1,202,613	2,678,651	10,908	18,703	3.63	2.78	(10,118)	2,323	(7,795)
Total interest-bearing liabilities	34,075,653	33,507,770	35,960	110,637	0.42	1.30	(18,346)	(56,331)	(74,677)
Non-interest-bearing deposits	13,791,286	9,409,774
Other liabilities	1,185,344	817,627
Shareholders' equity	5,136,221	4,961,424
Total liabilities and equity	$54,188,504	$48,696,595
Interest rate spread:					2.90%	3.03%
Net interest income - FTE/margin(5)			$374,631	$374,046	3.04%	3.37%	$44,369	$(43,784)	$585
Taxable equivalent adjustment			774	786
Net interest income, actual			$373,857	$373,260

(1)     Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2021 - $31.9 million, 2020 - $7.9 million.
(2)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(3)    Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(4)    Includes average net unrealized gains (losses) on investment securities available for sale of $116.1 million and $166.8 million for the three months ended March 31, 2021 and 2020, respectively.
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
Synovus has modeled its baseline net interest income projection assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25% and the current prime rate of 3.25%. Synovus has modeled the impact of a gradual increase in market interest rates across the yield curve of 100 and 200 bps and a gradual decline of 25 bps to determine the sensitivity of net interest income for the next twelve months. The lesser decline of the downrate scenario presented was selected in light of the low absolute level of monetary policy rates and generally incorporates an assumption that rates are floored at the zero-lower-bound. Synovus' current rate risk position is considered asset-sensitive and would be expected to benefit net interest income in a rising interest rate environment and reduce net interest income in a declining interest rate environment. The decline in sensitivity relative to the prior period-end is the result of a host of factors, including a reduction in reserve balances held with the Federal Reserve and the higher absolute level of long-term interest rates. The following table represents the estimated sensitivity of net interest income at March 31, 2021, with comparable information for December 31, 2020.

Table 13 - Twelve Month Net Interest Income Sensitivity
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)
Change in Short-term Interest Rates (in bps)	March 31, 2021	December 31, 2020
+200	4.9%	6.8%
+100	2.4%	3.5%
Flat	—%	—%
-25	(0.3)%	(0.5)%

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
LIBOR Transition
In July 2017, the Financial Conduct Authority (FCA), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR at the end of 2021. On March 5, 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021 for the 1-week and 2-month US dollar settings and immediately after June 30, 2023 for all remaining US dollar settings.
The ARRC has proposed SOFR as its preferred rate as an alternative to LIBOR and has proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to LIBOR. As noted within "Part I - Item 1A. Risk Factors" of Synovus' 2020 Form 10-K, Synovus holds instruments that may be impacted by the discontinuance of LIBOR including floating rate obligations, loans, deposits, derivatives and hedges, and other financial instruments but is not able to currently predict the associated financial impact of the transition to an alternative reference rate. Synovus has established a cross-functional LIBOR transition working group that has 1) assessed the Company's current exposure to LIBOR indexed instruments and the data, systems and processes that will be impacted; 2) established a detailed implementation plan; and 3) developed a formal governance structure for the transition.

Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for credit losses and income taxes. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in Synovus' 2020 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. There have been no significant changes to the accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2020 Form 10-K other than the exclusion of goodwill impairment as a critical accounting estimate due to lack of impairment indicators.
Non-GAAP Financial Measures
The measures entitled adjusted non-interest revenue; adjusted non-interest expense; adjusted total revenue; adjusted tangible efficiency ratio; adjusted net income per common share, diluted; adjusted return on average assets; adjusted return on average common equity; adjusted return on average tangible common equity; and tangible common equity ratio are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest revenue; total non-interest expense; total FTE revenue; efficiency ratio-FTE; net income per common share, diluted; return on average assets; return on average common equity; and the ratio of total shareholders' equity to total assets, respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted total revenue and adjusted non-interest revenue are measures used by management to evaluate total FTE revenue and non-interest revenue exclusive of net investment securities gains (losses) and changes in fair value of private equity investments, net. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income per common share, diluted, adjusted return on average assets, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. Adjusted return on average tangible common equity is a measure used by management to compare Synovus' performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity ratio is used by management to assess the strength of our capital position. The computations of these measures are set forth in the tables below.

Table 14 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Adjusted non-interest revenue
Total non-interest revenue	$110,956	$103,857
Add/subtract: Investment securities losses (gains), net	1,990	(8,734)
Add: Decrease in fair value of private equity investments, net	—	4,255
Adjusted non-interest revenue	$112,946	$99,378

Adjusted non-interest expense
Total non-interest expense	$267,134	$276,279
Subtract: Restructuring charges	(531)	(3,220)
Subtract: Loss on early extinguishment of debt	—	(1,904)
Adjusted non-interest expense	$266,603	$271,155

	Three Months Ended
(in thousands, except per share data)	March 31, 2021	March 31, 2020
Adjusted total revenue and adjusted tangible efficiency ratio
Adjusted non-interest expense	$266,603	$271,155
Subtract: Amortization of intangibles	(2,379)	(2,640)
Adjusted tangible non-interest expense	$264,224	$268,515

Net interest income	$373,857	$373,260
Add: Tax equivalent adjustment	774	786
Add: Total non-interest revenue	110,956	103,857
Total FTE revenue	$485,587	$477,903
Add/subtract: Investment securities losses (gains), net	1,990	(8,734)
Add: Decrease in fair value of private equity investments, net	—	4,255
Adjusted total revenue	$487,577	$473,424
Efficiency ratio-FTE	55.01%	57.81%
Adjusted tangible efficiency ratio	54.19	56.72

Adjusted net income per common share, diluted
Net income available to common shareholders	$178,802	$30,230
Add: Restructuring charges	531	3,220
Add: Loss on early extinguishment of debt	—	1,904
Add/subtract: Investment securities losses (gains), net	1,990	(8,734)
Add: Decrease in fair value of private equity investments, net	—	4,255
Subtract: Tax effect of adjustments (1)	(638)	(167)
Adjusted net income available to common shareholders	$180,685	$30,708
Weighted average common shares outstanding, diluted	149,780	148,401
Adjusted net income per common share, diluted	$1.21	$0.21

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended
(dollars in thousands)	March 31, 2021	March 31, 2020
Adjusted return on average assets (annualized)
Net income	$187,093	$38,521
Add: Restructuring charges	531	3,220
Add: Loss on early extinguishment of debt	—	1,904
Add/subtract: Investment securities losses (gains), net	1,990	(8,734)
Add: Decrease in fair value of private equity investments, net	—	4,255
Subtract: Tax effect of adjustments (1)	(638)	(167)
Adjusted net income	$188,976	$38,999
Net income annualized	758,766	154,931
Adjusted net income annualized	766,403	156,853
Total average assets	54,188,504	48,696,595
Return on average assets (annualized)	1.40%	0.32%
Adjusted return on average assets (annualized)	1.41	0.32

	Three Months Ended
(dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Adjusted return on average common equity and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$178,802	$142,118	$30,230
Add: Restructuring charges	531	18,068	3,220
Add: Valuation adjustment to Visa derivative	—	890	—
Add: Loss on early extinguishment of debt	—	8,409	1,904
Add/subtract: Investment securities losses (gains), net	1,990	(2,337)	(8,734)
Subtract/add: (Increase) decrease in fair value of private equity investments	—	(63)	4,255
Subtract: Tax effect of adjustments (1)	(638)	(6,467)	(167)
Net income available to common shareholders	$180,685	$160,618	$30,708

Adjusted net income available to common shareholders' annualized	$732,778	$638,980	$123,507
Add: Amortization of intangibles, annualized net of tax	7,207	7,782	7,868
Adjusted net income available to common shareholders excluding amortization of intangibles annualized	$739,985	$646,762	$131,375

Net income available to common shareholders annualized	$725,141	$565,382	$121,584

Total average shareholders' equity less preferred stock	$4,599,076	$4,594,199	$4,424,278
Subtract: Goodwill	(452,390)	(452,390)	(497,267)
Subtract: Other intangible assets, net	(44,005)	(46,511)	(54,514)
Total average tangible shareholders' equity less preferred stock	$4,102,681	$4,095,298	$3,872,497
Return on average common equity (annualized)	15.77%	12.31%	2.75%
Adjusted return on average common equity (annualized)	15.93	13.91	2.79
Adjusted return on average tangible common equity (annualized)	18.04	15.79	3.39

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
(dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Tangible common equity ratio
Total assets	$55,159,011	$54,394,159	$50,619,585
Subtract: Goodwill	(452,390)	(452,390)	(497,267)
Subtract: Other intangible assets, net	(42,733)	(45,112)	(53,032)
Tangible assets	$54,663,888	$53,896,657	$50,069,286
Total shareholders' equity	$5,161,717	$5,161,334	$5,065,205
Subtract: Goodwill	(452,390)	(452,390)	(497,267)
Subtract: Other intangible assets, net	(42,733)	(45,112)	(53,032)
Subtract: Preferred stock, no par value	(537,145)	(537,145)	(537,145)
Tangible common equity	$4,129,449	$4,126,687	$3,977,761
Total shareholders' equity to total assets ratio	9.36%	9.49%	10.01%
Tangible common equity ratio	7.55	7.66	7.94

(1) An assumed marginal tax rate of 25.3% for 2021 and 25.9% for 2020 was applied.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

PART II. – OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
See "Part I - Item 1. Financial Statements and Supplementary Data - Note 9 - Commitments and Contingencies" of this Report.
ITEM 1A. – RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in "Part I - Item IA - Risk Factors” of Synovus' 2020 Form 10-K which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There are no material changes during the period covered by this Report to the risk factors previously disclosed in Synovus' 2020 Form 10-K.
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
    (a) None.
    (b) None.
    (c) Issuer Purchases of Equity Securities:
The Company announced on January 26, 2021 that its Board of Directors authorized share repurchases of up to $200 million in 2021. During the first quarter of 2021, the Company did not complete any share repurchases. Synovus had repurchased $23.2 million, or 499 thousand shares of its common stock, at an average price of $46.52 per share, as of May 5, 2021.
ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
    None.
ITEM 4. – MINE SAFETY DISCLOSURES
    None.
ITEM 5. – OTHER INFORMATION
    None.

ITEM 6. – EXHIBITS

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated April 22, 2020, as filed with the SEC on April 24, 2020.

3.2	Restated Bylaws of Synovus, incorporated by reference to Exhibit 3.2 of Synovus' Current Report on Form 8-K dated April 22, 2020, as filed with the SEC on April 24, 2020.

10.1	Summary of Board of Directors Compensation.

10.2	Synovus Financial Corp. 2021 Omnibus Plan.

10.3	Synovus Financial Corp. 2021 Director Stock Purchase Plan.

10.4	Synovus Financial Corp. 2021 Employee Stock Purchase Plan.

10.5	Form of Director Restricted Stock Unit Agreement for restricted stock awards to directors under the Synovus Financial Corp. Omnibus Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

May 6, 2021	By:	/s/ Andrew J. Gregory, Jr.
Date		Andrew J. Gregory, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)