Form 10-Q
period 2021-06-30
SYNOVUS FINANCIAL CORP
filed 2021-08-04
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
Commission file number 1-10312

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 31, 2021, 146,445,522 shares of the registrant's common stock, $1.00 par value, were outstanding.

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
SBIC – Small Business Investment Company
SEC – U.S. Securities and Exchange Commission
Securities Act – Securities Act of 1933, as amended
Series D Preferred Stock – Synovus' Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, $25 liquidation preference
Series E Preferred Stock – Synovus' Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E, $25 liquidation preference
ii

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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$560,396	$531,579
Interest-bearing funds with Federal Reserve Bank	2,598,213	3,586,565
Interest earning deposits with banks	21,513	20,944
Federal funds sold and securities purchased under resale agreements	82,554	113,829
Total cash, cash equivalents, and restricted cash	3,262,676	4,252,917
Investment securities available for sale, at fair value	9,442,170	7,962,438
Loans held for sale (includes $202,216 and $216,647 measured at fair value, respectively)	750,916	760,123
Loans, net of deferred fees and costs	38,236,018	38,252,984
Allowance for loan losses	(516,708)	(605,736)
Loans, net	37,719,310	37,647,248
Cash surrender value of bank-owned life insurance	1,059,235	1,049,373
Premises, equipment, and software, net	446,447	463,959
Goodwill	452,390	452,390
Other intangible assets, net	40,354	45,112
Other assets	1,765,161	1,760,599
Total assets	$54,938,659	$54,394,159
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$15,345,629	$13,477,854
Interest-bearing deposits	31,826,333	33,213,717
Total deposits	47,171,962	46,691,571
Federal funds purchased and securities sold under repurchase agreements	194,786	227,922
Other short-term borrowings	—	7,717
Long-term debt	1,203,293	1,202,494
Other liabilities	1,130,904	1,103,121
Total liabilities	49,700,945	49,232,825
Shareholders' Equity
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,143 shares; issued 169,107,609 and 168,132,522; outstanding 147,071,532 and 148,039,495	169,108	168,133
Additional paid-in capital	3,872,949	3,851,208
Treasury stock, at cost; 22,036,077 and 20,093,027 shares	(824,197)	(731,806)
Accumulated other comprehensive income, net	45,726	158,635
Retained earnings	1,436,983	1,178,019
Total shareholders' equity	5,237,714	5,161,334
Total liabilities and shareholders' equity	$54,938,659	$54,394,159

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Interest income:
Loans, including fees	$371,288	$401,997	$743,779	$829,334
Investment securities available for sale	33,298	44,935	62,755	96,588
Loans held for sale	6,609	1,914	13,071	2,706
Federal Reserve Bank balances	709	394	1,383	1,902
Other earning assets	839	2,329	1,572	4,936
Total interest income	412,743	451,569	822,560	935,466
Interest expense:
Deposits	19,371	56,474	44,389	142,476
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	34	1,778	69	7,710
Long-term debt	11,478	16,751	22,386	35,454
Total interest expense	30,883	75,003	66,844	185,640
Net interest income	381,860	376,566	755,716	749,826
(Reversal of) provision for credit losses	(24,598)	141,851	(43,173)	300,573
Net interest income after (reversal of) provision for credit losses	406,458	234,715	798,889	449,253
Non-interest revenue:
Service charges on deposit accounts	21,414	15,567	41,448	36,255
Fiduciary and asset management fees	18,805	14,950	36,759	30,124
Card fees	13,304	9,186	25,300	20,136
Brokerage revenue	13,926	9,984	26,899	22,383
Mortgage banking income	13,842	23,530	36,157	35,757
Capital markets income	3,335	6,050	10,840	17,294
Income from bank-owned life insurance	7,188	7,756	16,031	13,794
Investment securities gains (losses), net	—	69,409	(1,990)	78,144
Other non-interest revenue	15,273	17,052	26,599	23,454
Total non-interest revenue	107,087	173,484	218,043	277,341
Non-interest expense:
Salaries and other personnel expense	160,567	159,597	322,044	309,274
Net occupancy, equipment, and software expense	41,825	41,727	82,959	83,921
Third-party processing and other services	24,419	22,666	44,451	45,366
Professional fees	7,947	15,305	17,031	25,980
FDIC insurance and other regulatory fees	5,547	6,851	11,127	12,129
Other operating expenses	30,226	37,995	60,053	83,751
Total non-interest expense	270,531	284,141	537,665	560,421
Income before income taxes	243,014	124,058	479,267	166,173
Income tax expense	56,814	30,866	105,975	34,461
Net income	186,200	93,192	373,292	131,712
Less: Preferred stock dividends	8,291	8,291	16,581	16,581
Net income available to common shareholders	$177,909	$84,901	$356,711	$115,131
Net income per common share, basic	$1.20	$0.58	$2.41	$0.78
Net income per common share, diluted	1.19	0.57	2.38	0.78
Weighted average common shares outstanding, basic	148,113	147,288	148,289	147,300
Weighted average common shares outstanding, diluted	149,747	147,733	149,764	148,067

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,
	2021			2020
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$243,014	$(56,814)	$186,200	$124,058	$(30,866)	$93,192
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	46,342	(11,725)	34,617	(11,939)	3,092	(8,847)
Reclassification adjustment for realized (gains) losses included in net income	—	—	—	(69,409)	17,977	(51,432)
Net change	46,342	(11,725)	34,617	(81,348)	21,069	(60,279)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(1,923)	486	(1,437)	8,823	(2,285)	6,538
Reclassification adjustment for realized (gains) losses included in net income	(3,657)	925	(2,732)	(270)	70	(200)
Net change	(5,580)	1,411	(4,169)	8,553	(2,215)	6,338
Total other comprehensive income (loss)	$40,762	$(10,314)	$30,448	$(72,795)	$18,854	$(53,941)
Comprehensive income			$216,648			$39,251

	Six Months Ended June 30,
	2021			2020
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$479,267	$(105,975)	$373,292	$166,173	$(34,461)	$131,712
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	(118,899)	31,056	(87,843)	146,403	(37,919)	108,484
Reclassification adjustment for realized (gains) losses included in net income	1,990	(515)	1,475	(78,144)	20,239	(57,905)
Net change	(116,909)	30,541	(86,368)	68,259	(17,680)	50,579
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(30,980)	8,360	(22,620)	117,462	(30,423)	87,039
Reclassification adjustment for realized (gains) losses included in net income	(5,256)	1,335	(3,921)	(390)	101	(289)
Net change	(36,236)	9,695	(26,541)	117,072	(30,322)	86,750
Total other comprehensive income (loss)	$(153,145)	$40,236	$(112,909)	$185,331	$(48,002)	$137,329
Comprehensive income			$260,383			$269,041

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at March 31, 2021	$537,145	$168,978	$3,864,281	$(731,690)	$15,278	$1,307,725	$5,161,717
Net income	—	—	—	—	—	186,200	186,200
Other comprehensive income, net of income taxes	—	—	—	—	30,448	—	30,448
Cash dividends declared on common stock - $0.33 per share	—	—	—	—	—	(48,651)	(48,651)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(8,291)	(8,291)
Repurchases of common stock including costs to repurchase	—	—	—	(92,507)	—	—	(92,507)
Restricted share unit vesting and taxes paid related to net share settlement	—	35	(429)	—	—	—	(394)
Stock options exercised, net	—	95	2,232	—	—	—	2,327
Share-based compensation expense	—	—	6,865	—	—	—	6,865
Balance at June 30, 2021	$537,145	$169,108	$3,872,949	$(824,197)	$45,726	$1,436,983	$5,237,714

Balance at March, 31, 2020	$537,145	$167,360	$3,821,357	$(731,806)	$256,911	$1,014,238	$5,065,205
Net income	—	—	—	—	—	93,192	93,192
Other comprehensive loss, net of income taxes	—	—	—	—	(53,941)	—	(53,941)
Cash dividends declared on common stock - $0.33 per share	—	—	—	—	—	(48,612)	(48,612)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(8,291)	(8,291)
Restricted share unit vesting and taxes paid related to net share settlement	—	34	(181)	—	—	—	(147)
Stock options exercised, net	—	12	200	—	—	—	212
Share-based compensation expense	—	—	5,350	—	—	—	5,350
Balance at June 30, 2020	$537,145	$167,406	$3,826,726	$(731,806)	$202,970	$1,050,527	$5,052,968

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2020	$537,145	$168,133	$3,851,208	$(731,806)	$158,635	$1,178,019	$5,161,334
Net income	—	—	—	—	—	373,292	373,292
Other comprehensive loss, net of income taxes	—	—	—	—	(112,909)	—	(112,909)
Cash dividends declared on common stock - $0.66 per share	—	—	—	—	—	(97,744)	(97,744)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(16,581)	(16,581)
Repurchases of common stock including costs to repurchase	—	—	—	(92,507)	—	—	(92,507)
Restricted share unit vesting and taxes paid related to net share settlement	—	306	(6,885)	—	—	—	(6,579)
Stock options exercised, net	—	669	14,210	—	—	—	14,879
Warrants exercised with net settlement and common stock reissued	—	—	(113)	116	—	(3)	—
Share-based compensation expense	—	—	14,529	—	—	—	14,529
Balance at June 30, 2021	$537,145	$169,108	$3,872,949	$(824,197)	$45,726	$1,436,983	$5,237,714

Balance at December 31, 2019	$537,145	$166,801	$3,819,336	$(715,560)	$65,641	$1,068,327	$4,941,690
Cumulative-effect of change in accounting principle for credit losses (ASU 2016-13), net of tax	—	—	—	—	—	(35,721)	(35,721)
Net income	—	—	—	—	—	131,712	131,712
Other comprehensive income, net of income taxes	—	—	—	—	137,329	—	137,329
Cash dividends declared on common stock - $0.66 per share	—	—	—	—	—	(97,210)	(97,210)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(16,581)	(16,581)
Repurchases of common stock including costs to repurchase	—	—	—	(16,246)	—	—	(16,246)
Restricted share unit vesting and taxes paid related to net share settlement	—	379	(7,783)	—	—	—	(7,404)
Stock options exercised, net	—	226	6,253	—	—	—	6,479
Share-based compensation expense	—	—	8,920	—	—	—	8,920
Balance at June 30, 2020	$537,145	$167,406	$3,826,726	$(731,806)	$202,970	$1,050,527	$5,052,968

(1)    For the three months ended June 30, 2021 and 2020, dividends per share were $0.39 and $0.37 for Series D and Series E Preferred Stock, respectively.
(2)    For the six months ended June 30, 2021 and 2020, dividends per share were $0.78 and $0.74 for Series D and Series E Preferred Stock, respectively.
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Operating Activities
Net income	$373,292	$131,712
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	(43,173)	300,573
Depreciation, amortization, and accretion, net	84,091	49,921
Deferred income tax expense (benefit)	25,111	(54,741)
Originations of loans held for sale	(2,042,076)	(1,806,895)
Proceeds from sales and payments on loans held for sale	2,078,089	1,045,342
Gain on sales of loans held for sale, net	(27,502)	(25,785)
Increase in other assets	(24,873)	(1,631,678)
(Decrease) increase in other liabilities	(1,554)	1,175,881
Investment securities losses (gains), net	1,990	(78,144)
Share-based compensation expense	13,131	8,920
Other	—	1,904
Net cash provided by (used in) operating activities	436,526	(882,990)
Investing Activities
Proceeds from maturities and principal collections of investment securities available for sale	1,616,397	930,004
Proceeds from sales of investment securities available for sale	223,977	2,682,861
Purchases of investment securities available for sale	(3,476,929)	(3,890,074)
Proceeds from sales of loans	86,650	17,969
Purchases of loans	(1,041,602)	—
Net decrease (increase) in loans	928,084	(2,748,040)
Net (purchases) redemptions of Federal Home Loan Bank stock	(1,200)	71,272
Net purchases of Federal Reserve Bank stock	(954)	(454)
Net proceeds from settlement (purchases) of bank-owned life insurance policies	6,264	(249,273)
Net increase in premises, equipment and software	(12,419)	(20,186)
Other	4,141	33,514
Net cash used in investing activities	(1,667,591)	(3,172,407)
Financing Activities
Net increase in deposits	480,391	5,788,189
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(33,135)	59,886
Net decrease in other short-term borrowings	(7,717)	(1,453,560)
Repayments and redemption of long-term debt	—	(1,076,759)
Proceeds from issuance of long-term debt, net	—	1,248,441
Dividends paid to common shareholders	(97,927)	(92,741)
Dividends paid to preferred shareholders	(16,581)	(16,581)
Repurchases of common stock	(92,507)	(16,246)
Issuances, net of taxes paid, under equity compensation plans	8,300	(925)
Net cash provided by financing activities	240,824	4,439,704
(Decrease) increase in cash and cash equivalents including restricted cash	(990,241)	384,307
Cash, cash equivalents, and restricted cash, at beginning of period	4,252,917	1,186,918
Cash, cash equivalents, and restricted cash at end of period	$3,262,676	$1,571,225

Supplemental Disclosures:
Income taxes paid	$115,282	$257
Interest paid	78,772	194,687
Non-cash Activities
Premises and equipment transferred to other assets held for sale	3,864	5,837
Securities purchased during the period but settled after period-end	48,795	—
Loans foreclosed and transferred to other real estate	801	2,013
Loans transferred to other loans held for sale at fair value	—	933,353
Dividends declared on common stock during the period but paid after period-end	48,651	48,612
Dividends declared on preferred stock during the period but paid after period-end	5,141	5,141
See accompanying notes to unaudited interim consolidated financial statements.

Notes to Unaudited Interim Consolidated Financial Statements
Note 1 - Basis of Presentation and Accounting Policies
General
The accompanying unaudited interim consolidated financial statements of Synovus Financial Corp. include the accounts of the Parent Company and its consolidated subsidiaries. Synovus Financial Corp. is a financial services company based in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and retail banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, mortgage services, premium finance, asset-based lending, structured lending, and international banking. Synovus also provides financial planning, and investment advisory services through its wholly-owned subsidiaries, Synovus Trust and Synovus Securities, as well as its GLOBALT and Creative Financial Group divisions. Synovus Bank is positioned in markets in the Southeast, with 285 branches and 386 ATMs in Alabama, Florida, Georgia, South Carolina, and Tennessee.
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
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU 2019-12 to simplify and reduce complexities when accounting for income taxes by removing certain exceptions. Among the provisions of this guidance is the requirement that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020. Synovus adopted ASU 2019-12 effective January 1, 2021 with no material impact to the unaudited consolidated financial statements unless there are changes in tax law that require recognition as set forth in this guidance.
Recently Issued Accounting Standards Not Yet Adopted
ASU 2021-01, Reference Rate Reform (Topic 848). In January 2021, the FASB issued ASU 2021-01 which provides optional expedients and exceptions in Topic 848 for derivative instruments and hedge accounting modifications resulting from the discounting transition of reference rate reform. The expedients and exceptions provided by ASU 2021-01 will not be available after December 31, 2022, other than for existing hedging relationships entered into by December 31, 2022. The ASU may be applied as of the beginning of an interim period that includes or is subsequent to March 12, 2020, until the sunset date of December 31, 2022. Synovus adopted ASU 2020-04 Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting on October 1, 2020. While Synovus has not yet finalized the election of optional expedients for

ASU 2021-01, we do not currently expect there to be a material financial impact to the Company regardless of which optional expedients the Company selects to replace LIBOR.
Note 2 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at June 30, 2021 and December 31, 2020 are summarized below.

	June 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$120,119	$355	$(2,243)	$118,231
U.S. Government agency securities	54,161	1,954	—	56,115
Mortgage-backed securities issued by U.S. Government agencies	981,107	2,084	(7,077)	976,114
Mortgage-backed securities issued by U.S. Government sponsored enterprises	6,670,497	75,773	(37,855)	6,708,415
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,103,547	9,644	(9,145)	1,104,046
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	450,814	12,750	(3,022)	460,542
Corporate debt securities and other debt securities	18,260	447	—	18,707
Total investment securities available for sale	$9,398,505	$103,007	$(59,342)	$9,442,170

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$20,257	$—	$—	$20,257
U.S. Government agency securities	79,638	2,682	—	82,320
Mortgage-backed securities issued by U.S. Government agencies	1,216,012	7,930	(5,925)	1,218,017
Mortgage-backed securities issued by U.S. Government sponsored enterprises	4,865,858	134,188	—	5,000,046
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,245,644	15,309	(10,576)	1,250,377
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	354,244	16,677	—	370,921
Corporate debt securities and other debt securities	20,211	457	(168)	20,500
Total investment securities available for sale	$7,801,864	$177,243	$(16,669)	$7,962,438

At June 30, 2021 and December 31, 2020, investment securities with a carrying value of $3.73 billion and $3.84 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2021 and December 31, 2020 are presented below.

	June 30, 2021
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$47,586	$(2,243)	$—	$—	$47,586	$(2,243)
Mortgage-backed securities issued by U.S. Government agencies	421,704	(5,251)	153,330	(1,826)	575,034	(7,077)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	3,156,297	(37,855)	—	—	3,156,297	(37,855)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	524,044	(6,858)	140,934	(2,287)	664,978	(9,145)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	166,011	(3,022)	—	—	166,011	(3,022)
Total	$4,315,642	$(55,229)	$294,264	$(4,113)	$4,609,906	$(59,342)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	$566,896	$(5,925)	$—	$—	$566,896	$(5,925)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	803,429	(10,576)	—	—	803,429	(10,576)
Corporate debt securities and other debt securities	9,337	(168)	—	—	9,337	(168)
Total	$1,379,662	$(16,669)	$—	$—	$1,379,662	$(16,669)

As of June 30, 2021, Synovus had 91 investment securities in a loss position for less than twelve months and 8 investment securities in a loss position for twelve months or longer. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses. As such, no write-downs to the amortized cost basis of the portfolio were recorded at June 30, 2021.
At June 30, 2021, no ACL was established for investment securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. U.S. Treasury and agency securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government, an agency of the United States government, or a government sponsored enterprise.
The amortized cost and fair value by contractual maturity of investment securities available for sale at June 30, 2021 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at June 30, 2021
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$20,260	$—	$99,859	$—	$120,119
U.S. Government agency securities	430	1,595	52,136	—	54,161
Mortgage-backed securities issued by U.S. Government agencies	—	1,081	151	979,875	981,107
Mortgage-backed securities issued by U.S. Government sponsored enterprises	105	—	61,715	6,608,677	6,670,497
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	185	1,103,362	1,103,547
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	109,272	244,651	96,891	450,814
Corporate debt securities and other debt securities	—	9,504	8,756	—	18,260
Total amortized cost	$20,795	$121,452	$467,453	$8,788,805	$9,398,505

Fair Value
U.S. Treasury securities	$20,260	$—	$97,971	$—	$118,231
U.S. Government agency securities	432	1,609	54,074	—	56,115
Mortgage-backed securities issued by U.S. Government agencies	—	1,124	158	974,832	976,114
Mortgage-backed securities issued by U.S. Government sponsored enterprises	106	—	64,294	6,644,015	6,708,415
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	192	1,103,854	1,104,046
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	113,193	246,286	101,063	460,542
Corporate debt securities and other debt securities	—	9,872	8,835	—	18,707
Total fair value	$20,798	$125,798	$471,810	$8,823,764	$9,442,170

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the three and six months ended June 30, 2021 and 2020 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Proceeds from sales of investment securities available for sale	$—	$2,269,682	$223,977	$2,682,861
Gross realized gains on sales	—	75,105	—	83,839
Gross realized losses on sales	—	(5,696)	(1,990)	(5,695)
Investment securities gains (losses), net	$—	$69,409	$(1,990)	$78,144

Note 3 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of June 30, 2021 and December 31, 2020.

	June 30, 2021
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$12,002,589	$11,161	$841	$12,002	$49,197	$21,746	$12,085,534
Owner-occupied	7,048,621	1,987	836	2,823	13,155	—	7,064,599
Total commercial and industrial	19,051,210	13,148	1,677	14,825	62,352	21,746	19,150,133
Investment properties	9,205,776	7,461	2	7,463	2,367	2,407	9,218,013
1-4 family properties	632,412	1,076	381	1,457	1,982	493	636,344
Land and development	504,270	263	121	384	2,040	—	506,694
Total commercial real estate	10,342,458	8,800	504	9,304	6,389	2,900	10,361,051
Consumer mortgages	5,144,394	4,992	—	4,992	51,376	—	5,200,762
Home equity lines	1,346,562	2,711	—	2,711	8,938	—	1,358,211
Credit cards	282,361	1,524	1,623	3,147	—	—	285,508
Other consumer loans	1,858,684	13,731	611	14,342	7,327	—	1,880,353
Total consumer	8,632,001	22,958	2,234	25,192	67,641	—	8,724,834
Loans, net of deferred fees and costs	$38,025,669	$44,906	$4,415	$49,321	$136,382	$24,646	$38,236,018

	December 31, 2020
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$12,321,514	$10,256	$996	$11,252	$55,527	$21,859	$12,410,152
Owner-occupied	7,087,992	1,913	92	2,005	20,019	—	7,110,016
Total commercial and industrial	19,409,506	12,169	1,088	13,257	75,546	21,859	19,520,168
Investment properties	9,075,843	2,751	154	2,905	24,631	—	9,103,379
1-4 family properties	621,492	3,548	36	3,584	2,383	1,236	628,695
Land and development	591,048	422	—	422	1,899	264	593,633
Total commercial real estate	10,288,383	6,721	190	6,911	28,913	1,500	10,325,707
Consumer mortgages	5,495,415	8,851	485	9,336	8,740	—	5,513,491
Home equity lines	1,521,575	4,006	—	4,006	12,145	—	1,537,726
Credit cards	276,778	2,363	1,877	4,240	—	—	281,018
Other consumer loans	1,062,899	9,122	477	9,599	2,376	—	1,074,874
Total consumer	8,356,667	24,342	2,839	27,181	23,261	—	8,407,109
Loans, net of deferred fees and costs	$38,054,556	$43,232	$4,117	$47,349	$127,720	$23,359	$38,252,984

Interest income on non-accrual loans outstanding that would have been recorded if the loans had been current and performing in accordance with their original terms was $2.6 million and $2.8 million for the three months ended June 30, 2021 and 2020, respectively, and $6.0 million and $4.9 million for the six months ended June 30, 2021 and 2020, respectively. Of the interest income recognized during the three months ended June 30, 2021 and 2020, cash-basis interest income was $538 thousand and $484 thousand, respectively. Cash-basis interest income was $1.2 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively.

Pledged Loans
Loans with carrying values of $14.29 billion and $15.05 billion, respectively, were pledged as collateral for borrowings and capacity at June 30, 2021 and December 31, 2020, respectively, to the FHLB and Federal Reserve Bank.
Portfolio Segment Risk Factors
The risk characteristics and collateral information of each portfolio segment are as follows:
Commercial and Industrial Loans - The C&I loan portfolio is comprised of general middle market and commercial banking clients across a diverse set of industries. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. These loans are secured by collateral such as business equipment, inventory, and real estate. Whether for real estate or non-real estate purpose, credit decisions on loans in the C&I portfolio are based on cash flow from the operations of the business as the primary source of repayment of the debt, with underlying real estate or other collateral being the secondary source of repayment. PPP loans, which are categorized as C&I loans, were $1.60 billion at June 30, 2021 and are guaranteed by the SBA.
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
Credit Quality Indicators
The credit quality of the loan portfolio is reviewed and updated no less frequently than annually using the standard asset classification system utilized by the federal banking agencies. These classifications are divided into three groups: Not Criticized (Pass), Special Mention, and Classified or Adverse rating (Substandard, Doubtful, and Loss) and are defined as follows:
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
Doubtful - loans which have all the weaknesses inherent in loans categorized as Substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently known facts, conditions, and values.
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

The following tables summarize each loan portfolio class by risk grade and origination year as of June 30, 2021 and December 31, 2020 as required under CECL.

	June 30, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2021	2020	2019	2018	2017	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$1,515,420	$2,149,994	$1,144,130	$755,925	$519,704	$1,118,928	$4,332,632	$44,177	$11,580,910
Special Mention	1,482	67,377	46,077	11,516	17,074	3,424	78,717	440	226,107
Substandard(1)	7,706	58,956	37,439	12,201	20,766	39,323	82,883	2,085	261,359
Doubtful(2)	449	512	2,776	13,132	—	—	289	—	17,158
Total commercial, financial and agricultural	1,525,057	2,276,839	1,230,422	792,774	557,544	1,161,675	4,494,521	46,702	12,085,534
Owner-occupied
Pass	667,812	1,293,871	1,226,446	1,041,975	829,705	1,403,658	387,603	—	6,851,070
Special Mention	680	4,294	11,397	16,291	3,326	22,395	8,180	—	66,563
Substandard(1)	721	3,546	26,400	51,240	28,277	30,440	—	—	140,624
Doubtful(2)	—	—	—	6,342	—	—	—	—	6,342
Total owner-occupied	669,213	1,301,711	1,264,243	1,115,848	861,308	1,456,493	395,783	—	7,064,599
Total commercial and industrial	2,194,270	3,578,550	2,494,665	1,908,622	1,418,852	2,618,168	4,890,304	46,702	19,150,133
Investment properties
Pass	637,057	1,342,718	2,226,278	1,507,075	872,163	1,606,709	289,261	—	8,481,261
Special Mention	—	1,032	80,673	152,823	107,557	207,195	57,204	—	606,484
Substandard(1)	7,435	334	9,843	56,177	18,136	38,203	140	—	130,268
Total investment properties	644,492	1,344,084	2,316,794	1,716,075	997,856	1,852,107	346,605	—	9,218,013
1-4 family properties
Pass	157,416	136,528	66,762	55,745	70,774	88,755	48,205	—	624,185
Special Mention	491	158	—	365	—	248	—	—	1,262
Substandard(1)	1,745	108	437	4,723	926	2,360	598	—	10,897
Total 1-4 family properties	159,652	136,794	67,199	60,833	71,700	91,363	48,803	—	636,344

	June 30, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2021	2020	2019	2018	2017	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Land and development
Pass	57,117	67,046	120,637	74,328	64,803	72,639	35,548	—	492,118
Special Mention	—	834	1,948	2,369	24	997	—	—	6,172
Substandard(1)	—	1,233	48	3,231	881	3,011	—	—	8,404
Total land and development	57,117	69,113	122,633	79,928	65,708	76,647	35,548	—	506,694
Total commercial real estate	861,261	1,549,991	2,506,626	1,856,836	1,135,264	2,020,117	430,956	—	10,361,051
Consumer mortgages
Pass	624,582	1,735,940	730,083	303,577	517,050	1,227,662	965	—	5,139,859
Substandard(1)	203	148	2,114	14,037	5,757	38,421	—	—	60,680
Loss(3)	—	—	—	—	—	223	—	—	223
Total consumer mortgages	624,785	1,736,088	732,197	317,614	522,807	1,266,306	965	—	5,200,762
Home equity lines
Pass	—	—	—	—	—	—	1,264,828	77,373	1,342,201
Substandard(1)	—	—	—	—	—	—	9,708	5,376	15,084
Doubtful(2)	—	—	—	—	—	—	—	18	18
Loss(3)	—	—	—	—	—	—	766	142	908
Total home equity lines	—	—	—	—	—	—	1,275,302	82,909	1,358,211
Credit cards
Pass	—	—	—	—	—	—	283,887	—	283,887
Substandard(1)	—	—	—	—	—	—	409	—	409
Loss(4)	—	—	—	—	—	—	1,212	—	1,212
Total credit cards	—	—	—	—	—	—	285,508	—	285,508
Other consumer loans
Pass	220,495	873,734	182,445	68,046	80,624	118,009	328,734	—	1,872,087
Substandard(1)	213	552	2,232	1,483	2,774	766	234	—	8,254
Loss(4)	—	—	—	—	—	12	—	—	12
Total other consumer loans	220,708	874,286	184,677	69,529	83,398	118,787	328,968	—	1,880,353
Total consumer	845,493	2,610,374	916,874	387,143	606,205	1,385,093	1,890,743	82,909	8,724,834
Loans, net of deferred fees and costs	$3,901,024	$7,738,915	$5,918,165	$4,152,601	$3,160,321	$6,023,378	$7,212,003	$129,611	$38,236,018

(1)    The majority of loans within Substandard risk grade are accruing loans at June 30, 2021.
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
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three and six months ended June 30, 2021.

Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the three and six months ended June 30, 2021 and 2020.

	As Of and For the Three Months Ended June 30, 2021
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at March 31, 2021	$254,777	$113,812	$194,625	$563,214
Charge-offs	(18,729)	(3,839)	(8,285)	(30,853)
Recoveries	1,495	377	2,435	4,307
(Reversal of) provision for loan losses	17,395	(18,237)	(19,118)	(19,960)
Ending balance at June 30, 2021	$254,938	$92,113	$169,657	$516,708

	As Of and For the Three Months Ended June 30, 2020
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at March 31, 2020	$216,950	$107,117	$169,385	$493,452
Charge-offs	(23,245)	(689)	(6,844)	(30,778)
Recoveries	3,261	536	2,935	6,732
Provision for loan losses	32,949	64,562	21,731	119,242
Ending balance at June 30, 2020	$229,915	$171,526	$187,207	$588,648

	As Of and For the Six Months Ended June 30, 2021
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2020	$229,555	$130,742	$245,439	$605,736
Charge-offs	(28,146)	(14,158)	(13,874)	(56,178)
Recoveries	4,267	1,403	3,758	9,428
(Reversal of) provision for loan losses	49,262	(25,874)	(65,666)	(42,278)
Ending balance at June 30, 2021	$254,938	$92,113	$169,657	$516,708

	As Of and For the Six Months Ended June 30, 2020
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2019	$145,782	$67,430	$68,190	$281,402
Impact from adoption of ASC 326	(2,310)	(651)	85,955	82,994
Beginning balance, after adoption of ASC 326, at January 1, 2020	$143,472	$66,779	$154,145	$364,396
Charge-offs	(38,130)	(1,706)	(14,816)	(54,652)
Recoveries	5,002	935	4,608	10,545
Provision for loan losses	119,571	105,518	43,270	268,359
Ending balance at June 30, 2020	$229,915	$171,526	$187,207	$588,648

The ALL of $516.7 million and the reserve for unfunded commitments of $46.9 million, which is recorded in other liabilities, comprise the total ACL of $563.6 million at June 30, 2021. The ACL decreased $89.9 million from December 31, 2020, resulting in an ACL to loans coverage ratio of 1.47% at June 30, 2021.
The ACL is estimated using a two-year reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reverts on a straight-line basis back to the historical rates over a one-year period. Synovus utilizes multiple economic forecast scenarios sourced from a reputable third-party provider and probability-weighted internally. The scenarios include a baseline forecast representing management's view, an upside scenario reflecting an accelerated economic recovery, and two downside scenarios with increasingly adverse economic outcomes. At June 30, 2021, economic scenario weights incorporated a 40% downside bias, consistent with March 31, 2021. The baseline outlook used in the June 30, 2021 estimate showed improving economic conditions with the unemployment rate declining to 4.5% by the end of 2021, compared to the first quarter of 2021’s ACL estimate which had the unemployment rate at 5.7% by the end of 2021.
Reversal of provision for credit losses includes the reversals of provisions for loan losses and unfunded commitments. The reversal of provision for credit losses of $24.6 million and $43.2 million for the three and six months ended June 30, 2021, respectively, included net charge-offs of $26.5 million and $46.8 million, respectively. The reversal of provision for credit losses and related reduction in the ACL primarily resulted from the continued improvement in the economic forecast for pooled loans and the reduction in the individually analyzed reserve as a result of charge-offs of pre-existing reserves that were not replaced. This was partially offset by $10.6 million and $25.8 million in reserves added as a result of purchases of $434.6 million and $1.04 billion of third-party lending loans for the three and six months ended June 30, 2021, respectively.

TDRs
Information about Synovus' TDRs is presented in the following tables. Synovus began entering into loan modifications with borrowers in response to the COVID-19 pandemic, some of which have not been classified as TDRs, and therefore are not included in the discussion below. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in Synovus' 2020 Form 10-K for information on Synovus' loan modifications due to COVID-19. The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the three and six months ended June 30, 2021 and 2020 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Three Months Ended June 30, 2021
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	18	$1,770	$1,174	$2,944
Owner-occupied	5	1,155	—	1,155
Total commercial and industrial	23	2,925	1,174	4,099
Investment properties	1	419	—	419
1-4 family properties	2	158	—	158
Land and development	1	366	—	366
Total commercial real estate	4	943	—	943
Consumer mortgages	2	331	—	331
Home equity lines	14	900	96	996
Other consumer loans	13	187	245	432
Total consumer	29	1,418	341	1,759
Total TDRs	56	$5,286	$1,515	$6,801	(2)

	Three Months Ended June 30, 2020
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	40	$1,503	$2,000	$3,503
Owner-occupied	7	453	1,434	1,887
Total commercial and industrial	47	1,956	3,434	5,390
Investment properties	2	5,599	—	5,599
1-4 family properties	4	69	549	618
Land and development	1	91	—	91
Total commercial real estate	7	5,759	549	6,308
Consumer mortgages	10	556	1,482	2,038
Home equity lines	14	181	918	1,099
Other consumer loans	18	19	798	817
Total consumer	42	756	3,198	3,954
Total TDRs	96	$8,471	$7,181	$15,652	(3)

(1)    Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the three months ending June 30, 2021 and 2020.
(2)    No net charge-offs were recorded during the three months ended June 30, 2021.
(3)    No net charge-offs were recorded during the three months ended June 30, 2020.

	Six Months Ended June 30, 2021
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	58	$5,002	$3,737	$8,739
Owner-occupied	10	2,409	399	2,808
Total commercial and industrial	68	7,411	4,136	11,547
Investment properties	6	2,402	—	2,402
1-4 family properties	7	621	39	660
Land and development	2	366	43	409
Total commercial real estate	15	3,389	82	3,471
Consumer mortgages	2	331	—	331
Home equity lines	27	1,487	258	1,745
Other consumer loans	86	316	4,864	5,180
Total consumer	115	2,134	5,122	7,256
Total TDRs	198	$12,934	$9,340	$22,274	(2)

	Six Months Ended June 30, 2020
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	76	$5,226	$4,011	$9,237
Owner-occupied	12	1,821	1,530	3,351
Total commercial and industrial	88	7,047	5,541	12,588
Investment properties	4	28,669	—	28,669
1-4 family properties	10	793	991	1,784
Land and development	2	541	—	541
Total commercial real estate	16	30,003	991	30,994
Consumer mortgages	16	1,072	2,566	3,638
Home equity lines	33	455	1,882	2,337
Other consumer loans	47	97	2,694	2,791
Total consumer	96	1,624	7,142	8,766
Total TDRs	200	$38,674	$13,674	$52,348	(3)

(1)    Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the six months ending June 30, 2021 and 2020.
(2)    No net charge-offs were recorded during the six months ended June 30, 2021.
(3)    No net charge-offs were recorded during the six months ended June 30, 2020.
For both the three and six months ended June 30, 2021 there were five defaults with a recorded investment of $172 thousand on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments) compared to one default with a recorded investment of $27 thousand and four defaults with a recorded investment of $645 thousand, respectively, for the three and six months ended June 30, 2020. As of June 30, 2021 and December 31, 2020, there were no commitments to lend a material amount of additional funds to any customer whose loan was classified as a TDR.

Note 4 - Goodwill and Other Intangible Assets
Goodwill allocated to each reporting unit at June 30, 2021 and December 31, 2020 is presented as follows:

(in thousands)	June 30, 2021	December 31, 2020
Community Banking Reporting Unit	$256,323	$256,323
Wholesale Banking Reporting Unit	171,636	171,636
Consumer Mortgage Reporting Unit	—	—
Wealth Management Reporting Unit	24,431	24,431
Total Goodwill	$452,390	$452,390

The following table presents changes in the carrying amount of goodwill for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$452,390	$497,267	$452,390	$497,267
Changes during the period from:
Other	—	—	—	—
Balance at end of period	$452,390	$497,267	$452,390	$497,267

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
The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of June 30, 2021 and December 31, 2020, which primarily consist of core deposit intangible assets. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. Aggregate other intangible assets amortization expense for the three and six months ended June 30, 2021 was $2.4 million and $4.8 million, respectively. Aggregate other intangible assets amortization expense for the three and six months ended June 30, 2020 was $2.6 million and $5.3 million, respectively.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2021
CDI	$57,400	$(24,003)	$33,397
Other	12,500	(5,543)	6,957
Total other intangible assets	$69,900	$(29,546)	$40,354

December 31, 2020
CDI	$57,400	$(19,829)	$37,571
Other	12,500	(4,959)	7,541
Total other intangible assets	$69,900	$(24,788)	$45,112

Note 5 - Shareholders' Equity and Other Comprehensive Income (Loss)
Repurchases of Common Stock
Synovus announced on January 26, 2021 that its Board of Directors authorized share repurchases of up to $200 million in 2021. During the three months ended June 30, 2021, Synovus repurchased under this program a total of $92.5 million, or 1.9 million shares of its common stock, at an average price of $47.51 per share. Synovus made no share repurchases during the three months ended March 31, 2021.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2021 and 2020.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on investment securities available for sale(1)	Net unrealized gains (losses) on cash flow hedges(1)	Post-retirement unfunded health benefit	Total
Balance at March 31, 2021	$(15,316)	$30,594	$—	$15,278
Other comprehensive income (loss) before reclassifications	34,617	(1,437)	—	33,180
Amounts reclassified from AOCI	—	(2,732)	—	(2,732)
Net current period other comprehensive income (loss)	34,617	(4,169)	—	30,448
Balance at June 30, 2021	$19,301	$26,425	$—	$45,726

Balance at March, 31, 2020	$194,524	$61,925	$462	$256,911
Other comprehensive income (loss) before reclassifications	(8,847)	6,538	—	(2,309)
Amounts reclassified from AOCI	(51,432)	(200)	—	(51,632)
Net current period other comprehensive income (loss)	(60,279)	6,338	—	(53,941)
Balance at June 30, 2020	$134,245	$68,263	$462	$202,970

Balance, December 31, 2020	$105,669	$52,966	$—	$158,635
Other comprehensive income (loss) before reclassifications	(87,843)	(22,620)	—	(110,463)
Amounts reclassified from AOCI	1,475	(3,921)	—	(2,446)
Net current period other comprehensive income (loss)	(86,368)	(26,541)	—	(112,909)
Balance at June 30, 2021	$19,301	$26,425	$—	$45,726

Balance, December 31, 2019	$83,666	$(18,487)	$462	$65,641
Other comprehensive income (loss) before reclassifications	108,484	87,039	—	195,523
Amounts reclassified from AOCI	(57,905)	(289)	—	(58,194)
Net current period other comprehensive income (loss)	50,579	86,750	—	137,329
Balance at June 30, 2020	$134,245	$68,263	$462	$202,970

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis.

	June 30, 2021				December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	$—	$—	$—	$—	$10,185	$—	$10,185
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	265	—	265	—	158	—	158
Other mortgage-backed securities	—	282	—	282	—	178	—	178
State and municipal securities	—	1,495	—	1,495	—	176	—	176
Asset-backed securities	—	2,145	—	2,145	—	183	—	183
Total trading securities	$—	$4,187	$—	$4,187	$—	$10,880	$—	$10,880
Investment securities available for sale:
U.S. Treasury securities	$118,231	$—	$—	$118,231	$20,257	$—	$—	$20,257
U.S. Government agency securities	—	56,115	—	56,115	—	82,320	—	82,320
Mortgage-backed securities issued by U.S. Government agencies	—	976,114	—	976,114	—	1,218,017	—	1,218,017
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	6,708,415	—	6,708,415	—	5,000,046	—	5,000,046
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	1,104,046	—	1,104,046	—	1,250,377	—	1,250,377
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	460,542	—	460,542	—	370,921	—	370,921
Corporate debt securities and other debt securities	—	18,707	—	18,707	—	18,479	2,021	20,500
Total investment securities available for sale	$118,231	$9,323,939	$—	$9,442,170	$20,257	$7,940,160	$2,021	$7,962,438
Mortgage loans held for sale	$—	$202,216	$—	$202,216	$—	$216,647	$—	$216,647
Private equity investments	—	—	1,026	1,026	—	—	1,021	1,021
Mutual funds and mutual funds held in rabbi trusts	41,710	—	—	41,710	37,650	—	—	37,650
GGL/SBA loans servicing asset	—	—	3,321	3,321	—	—	3,258	3,258
Derivative assets	—	279,454	—	279,454	—	401,295	—	401,295
Liabilities
Trading liability for short positions	—	—	—	—	—	7,717	—	7,717
Earnout liability	—	—	6,427	6,427	—	—	5,677	5,677
Derivative liabilities	—	113,708	1,473	115,181	—	155,119	2,048	157,167

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

Mortgage Loans Held for Sale
(in thousands)	As of June 30, 2021	As of December 31, 2020
Fair value	$202,216	$216,647
Unpaid principal balance	196,399	210,292
Fair value less aggregate unpaid principal balance	$5,817	$6,355

Changes in Fair Value Included in Net Income	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Mortgage loans held for sale	$4,094	$5,365	$(538)	$5,984

Activity for Level 3 Assets and Liabilities
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Fair Value Accounting" of Synovus' 2020 Form 10-K for a description of the valuation techniques and significant inputs for Level 3 assets and liabilities that are measured at fair value on a recurring and non-recurring basis. During the three and six months ended June 30, 2021 and 2020, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. The following tables provide rollforwards of Level 3 assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended June 30, 2021
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance	$—	$1,053	$3,305	$(5,677)	$(1,768)
Total gains (losses) realized/unrealized:
Included in earnings	—	(27)	(252)	(750)	—
Additions	—	—	268	—	—
Settlements	—	—	—	—	295
Ending balance	$—	$1,026	$3,321	$(6,427)	$(1,473)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at June 30, 2021	$—	$(27)	$—	$(750)	$—

	Three Months Ended June 30, 2020
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance	$1,562	$3,255	$3,149	$(11,016)	$(2,050)
Total gains (losses) realized/unrealized:
Included in earnings	—	(2,557)	(291)	(4,908)	—
Unrealized gains (losses) included in OCI	100	—	—	—	—
Additions	—	—	161	—	—
Settlements	—	—	—	—	295
Ending balance	$1,662	$698	$3,019	$(15,924)	$(1,755)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at June 30, 2020	$—	$(2,557)	$—	$(4,908)	$—

	Six Months Ended June 30, 2021
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance	$2,021	$1,021	$3,258	$(5,677)	$(2,048)
Total gains (losses) realized/unrealized:
Included in earnings		5	(430)	(750)	—
Sales	(2,021)	—	—	—	—
Additions	—	—	493	—	—
Settlements	—	—	—	—	575
Ending balance	$—	$1,026	$3,321	$(6,427)	$(1,473)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at June 30, 2021	$—	$5	$—	$(750)	$—

	Six Months Ended June 30, 2020
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance	$2,105	$3,887	$3,040	$(11,016)	$(2,339)
Total (losses) gains realized/unrealized:
Included in earnings	—	(3,189)	(555)	(4,908)	—
Unrealized gains (losses) included in OCI	(443)	—	—	—	—
Additions	—	—	534	—	—
Settlements	—	—	—	—	584
Ending balance	$1,662	$698	$3,019	$(15,924)	$(1,755)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at June 30, 2020	$—	$(3,189)	$—	$(4,908)	$—

The following table presents assets measured at fair value on a non-recurring basis as of the dates indicated for which there was a fair value adjustment.

	June 30, 2021				June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans(1)	$—	$—	$29,201	$29,201	$—	$—	$21,138	$21,138
Other real estate	—	—	42	42	—	—	5,902	5,902
MPS receivable	—	—	—	—	—	—	18,202	18,202
Other assets held for sale	—	—	1,170	1,170	—	—	1,634	1,634

(1)    Collateral-dependent loans that were written down to fair value of collateral.
ORE properties are included in other assets on the consolidated balance sheets. The carrying value of ORE at June 30, 2021 and December 31, 2020 was $1.5 million and $1.8 million, respectively.

The following table presents fair value adjustments recognized in earnings for the three and six months ended June 30, 2021 and 2020 for assets measured at fair value on a non-recurring basis still held at period-end.

	Three Months Ended June 30,		Six Months Ended June 30,		Location in Consolidated Statements of Income
(in thousands)	2021	2020	2021	2020
Loans(1)	$13,476	$14,950	$13,504	$14,950	Provision for credit losses
Other real estate	2	1,228	2	1,228	Other operating expenses
MPS receivable	—	—	—	2,663	Other operating expenses
Other assets held for sale	76	729	76	2,120	Other operating expenses

(1) Collateral-dependent loans that were written down to fair value of collateral.
Fair Value of Financial Instruments
The following tables present the carrying and estimated fair values of financial instruments at June 30, 2021 and December 31, 2020. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2020 Form 10-K for a description of how fair value measurements are determined.

	June 30, 2021
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$3,262,676	$3,262,676	$3,262,676	$—	$—
Trading securities	4,187	4,187	—	4,187	—
Investment securities available for sale	9,442,170	9,442,170	118,231	9,323,939	—
Loans held for sale	750,916	751,632	—	202,216	549,416
Private equity investments	1,026	1,026	—	—	1,026
Mutual funds and mutual funds held in rabbi trusts	41,710	41,710	41,710	—	—
Loans, net	37,719,310	37,743,546	—	—	37,743,546
GGL/SBA loans servicing asset	3,321	3,321	—	—	3,321
Derivative assets	279,454	279,454	—	279,454	—
Financial liabilities
Non-interest-bearing deposits	$15,345,629	$15,345,629	$—	$15,345,629	$—
Non-time interest-bearing deposits	27,181,793	27,181,793	—	27,181,793	—
Time deposits	4,644,540	4,663,354	—	4,663,354	—
Total deposits	$47,171,962	$47,190,776	$—	$47,190,776	$—
Federal funds purchased and securities sold under repurchase agreements	194,786	194,786	194,786	—	—
Long-term debt	1,203,293	1,261,642	—	1,261,642	—
Earnout liability	6,427	6,427	—	—	6,427
Derivative liabilities	115,181	115,181	—	113,708	1,473

	December 31, 2020
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$4,252,917	$4,252,917	$4,252,917	$—	$—
Trading securities	10,880	10,880	—	10,880	—
Investment securities available for sale	7,962,438	7,962,438	20,257	7,940,160	2,021
Loans held for sale	760,123	760,939	—	216,647	544,292
Private equity investments	1,021	1,021	—	—	1,021
Mutual funds and mutual funds held in rabbi trusts	37,650	37,650	37,650	—	—
Loans, net	37,647,248	37,605,881	—	—	37,605,881
GGL/SBA loans servicing asset	3,258	3,258	—	—	3,258
Derivative assets	401,295	401,295	—	401,295	—

Financial liabilities
Non-interest-bearing deposits	$13,477,854	$13,477,854	$—	$13,477,854	$—
Non-time interest-bearing deposits	27,265,521	27,265,521	—	27,265,521	—
Time deposits	5,948,196	5,970,146	—	5,970,146	—
Total deposits	$46,691,571	$46,713,521	$—	$46,713,521	$—
Federal funds purchased and securities sold under repurchase agreements	227,922	227,922	227,922	—	—
Trading liability for short positions	7,717	7,717	—	7,717	—
Long-term debt	1,202,494	1,266,825	—	1,266,825	—
Earnout liability	5,677	5,677	—	—	5,677
Derivative liabilities	157,167	157,167	—	155,119	2,048

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
For cash flow hedges, if the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss), net of the tax impact, and subsequently reclassified into earnings when the hedged transaction affects earnings with the impacts recorded in the same income statement line item used to present the earnings effect of the hedged item. When a cash flow hedge relationship is discontinued but the hedged cash flows, or forecasted transactions, are still expected to occur, gains or losses that were accumulated in OCI are amortized into earnings over the same periods which the hedged transactions would have affected earnings. If, however, it is probable the forecasted transactions will no longer occur, the remaining accumulated amounts in OCI for the impacted cash flow hedges are immediately recognized in earnings.
Synovus recorded unrealized gains of $757 thousand, or $565 thousand, after tax, in OCI during the first quarter of 2021 and $9.8 million, or $7.3 million, after-tax, in OCI, during the first quarter of 2020, related to terminated cash flow hedges, which are being recognized into earnings in conjunction with the effective terms of the original swaps through the fourth quarter of 2025. Synovus recognized pre-tax income of $3.7 million and $5.3 million during the three and six months ended June 30, 2021 related to the amortization of terminated cash flow hedges.
As of June 30, 2021, Synovus expects to reclassify into earnings approximately $41 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is approximately $10 million in pre-tax income related to the amortization of terminated cash flow hedges. As of June 30, 2021, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the first quarter of 2026.
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
Collateral Requirements
Certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of June 30, 2021 and December 31, 2020, collateral totaling $118.2 million and $155.4 million, respectively, was pledged to the derivative counterparties to comply with collateral requirements. For derivatives cleared through central clearing houses, the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the consolidated balance sheets and related disclosures. At June 30, 2021 and December 31, 2020, Synovus had a variation margin of $114.0 million and $162.7 million respectively, each reducing the derivative liability.

The following table reflects the notional amount and fair value of derivative instruments included on the consolidated balance sheets.

	June 30, 2021			December 31, 2020
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$3,250,000	$49,153	$89	$3,000,000	$80,802	$—
Total derivatives designated as hedging instruments		$49,153	$89		$80,802	$—

Derivatives not designated as hedging instruments:
Interest rate contracts(3)	$9,023,627	$225,813	$113,154	$8,784,141	$314,234	$153,204
Mortgage derivatives - interest rate lock commitments	198,775	4,488	—	306,138	6,259	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	194,000	—	343	230,500	—	1,611
Other contracts(4)	171,321	—	122	234,884	—	304
Visa derivative	—	—	1,473	—	—	2,048
Total derivatives not designated as hedging instruments		$230,301	$115,092		$320,493	$157,167

(1)    Derivative assets are recorded in other assets on the consolidated balance sheets.
(2)    Derivative liabilities are recorded in other liabilities on the consolidated balance sheets.
(3)    Includes interest rate contracts for customer swaps and offsetting positions, net of variation margin payments.
(4)    Includes risk participation agreements sold. Additionally, the notional amount of risk participation agreements purchased was $6.3 million and $2.6 million at June 30, 2021 and December 31, 2020, respectively.
Synovus also provides foreign currency exchange services, primarily forward contracts, with counterparties to allow commercial customers to mitigate exchange rate risk. Synovus covers its risk by entering into an offsetting foreign currency exchange forward contract. The notional amount of foreign currency exchange forwards was $19.9 million and $24.1 million at June 30, 2021 and December 31, 2020, respectively. The fair value of foreign currency exchange forwards was negligible at June 30, 2021 and December 31, 2020 due to the very short duration of these contracts.
The following table presents the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line item affected for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Total amounts presented in the consolidated statements of income in interest income on loans	$7,605	$5,261	$15,947	$5,086

Gain/loss on cash flow hedging relationships:(1)
Interest rate swaps:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	3,657	270	5,256	390
Pre-tax income recognized on cash flow hedges	$3,657	$270	$5,256	$390

(1)    See "Part I - Item 1. Financial Statements and Supplementary Data - Note 5 - Shareholders' Equity and Other Comprehensive Income (Loss) in this Report for additional information.

The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments on the consolidated statements of income for the three and six months ended June 30, 2021 and 2020 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Location in Consolidated Statements of Income	2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$(637)	$653	$310	$49
Other contracts(2)	Capital markets income	(19)	4	182	(333)
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	(53)	(634)	(1,772)	6,390
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	(4,974)	3,701	1,268	(1,228)
Total derivatives not designated as hedging instruments		$(5,683)	$3,724	$(12)	$4,878

(1)    Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer swaps and offsetting positions. Additionally, losses related to termination of customer swaps of $2.5 million were recorded in other non-interest expense during the first quarter of 2020.
(2)    Includes risk participation agreements sold.

Note 8 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three and six months ended June 30, 2021 and 2020. Diluted net income per common share incorporates the potential impact of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Basic Net Income Per Common Share:
Net income available to common shareholders	$177,909	$84,901	$356,711	$115,131
Weighted average common shares outstanding	148,113	147,288	148,289	147,300
Net income per common share, basic	$1.20	$0.58	$2.41	$0.78
Diluted Net Income Per Common Share:
Net income available to common shareholders	$177,909	$84,901	$356,711	$115,131
Weighted average common shares outstanding	148,113	147,288	148,289	147,300
Effect of dilutive outstanding equity-based awards, warrants, and earnout payments	1,634	445	1,475	767
Weighted average diluted common shares	149,747	147,733	149,764	148,067
Net income per common share, diluted	$1.19	$0.57	$2.38	$0.78

For the three months ended June 30, 2021 and 2020, there were zero and 1.3 million, respectively, potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding, and for the six months ended June 30, 2021 and 2020, there were 21 thousand and 639 thousand, respectively, potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding. These potentially dilutive shares were not included in the computation of diluted net income per common share because the effect would be anti-dilutive.
Note 9 - Commitments and Contingencies
In the normal course of business, Synovus enters into commitments to extend credit such as loan commitments and letters of credit to meet the financing needs of its customers. Synovus uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Synovus also has commitments to fund certain low-income housing investments, solar energy, new market, and CRA investments.

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
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At June 30, 2021, the ACL for unfunded commitments was $46.9 million, compared to a reserve of $47.8 million at December 31, 2020. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets.
Synovus invests in certain LIHTC partnerships which are engaged in the development and operation of affordable multi-family housing pursuant to Section 42 of the Code. Additionally, Synovus invests in certain solar energy tax credit partnerships pursuant to Section 48 of the Code and certain new market tax credit partnerships pursuant to section 45D of the Code. Synovus typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships and as such, is not considered the primary beneficiary of the partnership. For certain of its LIHTC investments, Synovus provides financing during the construction and development of the properties and is at risk for the funded amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan, but has no obligation to fund the operations or working capital of the partnerships and is not exposed to losses beyond Synovus’ investment. Synovus receives tax credits related to these investments which are subject to recapture by taxing authorities based on compliance provisions required to be met at the project level.
Synovus also invests in certain other CRA partnerships including SBIC programs. The SBIC is a program initiated by the SBA in 1958 to assist in the funding of small business loans.

(in thousands)	June 30, 2021	December 31, 2020
Letters of credit*	$185,433	$190,562
Commitments to fund commercial and industrial loans	8,617,252	8,200,608
Commitments to fund commercial real estate, construction, and land development loans	3,286,077	3,290,041
Commitments under home equity lines of credit	1,681,782	1,602,831
Unused credit card lines	1,002,367	1,012,313
Other loan commitments	566,590	472,233
Total letters of credit and unfunded lending commitments	$15,339,501	$14,768,588

LIHTC, solar energy tax credit, new market tax credit, and other CRA partnerships:
Carrying amount included in other assets	$350,692	$262,855
Amount of future funding commitments included in carrying amount	198,575	133,946
Permanent and short-term construction loans and letter of credit commitments	200,476	84,552
Funded portion of permanent and short-term loans and letters of credit	37,362	9,762

*    Represent the contractual amount net of risk participations purchased of $28.5 million and $30.2 million at June 30, 2021 and December 31, 2020, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus provides merchant processing services for customers with a contractual arrangement under which certain sales and processing support are provided through an outside merchant services provider with Synovus owning the merchant contract relationship. In addition, Synovus sponsors various third-party MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if a sponsored MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the three and six months ended June 30, 2021, Synovus and the sponsored entities processed and settled $28.89 billion and $55.15 billion of transactions, respectively. For the three and six months ended June 30, 2020, Synovus and the sponsored entities processed and settled $16.40 billion and $34.75 billion of transactions, respectively.

Synovus covered chargebacks related to a particular sponsored MPS during 2019 and 2018 where the MPS’s cash reserve account was unavailable to support the chargebacks. As of June 30, 2021, the remaining amount, net of reserves, included in other assets and classified in NPAs, is $15.3 million, compared to $15.6 million at December 31, 2020. While Synovus has contractual protections to mitigate against loss, repayment of the amounts owed to Synovus will depend in large part upon the continued financial viability and/or valuation of the MPS.
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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of June 30, 2021 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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
Business segment results are determined based upon Synovus' management reporting system, which assigns balance sheet and income statement items to each of the business segments. Certain assets, liabilities, revenues, and expenses not allocated or attributable to a particular business segment are included in Treasury and Corporate Other. Synovus's third-party lending consumer loans and loans held for sale as well as PPP loans are included in Treasury and Corporate Other. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions.
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
The Financial Management Services business segment serves its customers by providing mortgage and trust services and also specializing in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer, asset management, financial planning, and family office services, as well as the provision of individual investment advice on equity and other securities.
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
The following tables present certain financial information for each reportable business segment for the three and six months ended June 30, 2021 and 2020. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised.

	Three Months Ended June 30, 2021
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$202,881	$136,126	$18,935	$23,918	$381,860
Non-interest revenue	32,212	7,000	52,345	15,530	107,087
Non-interest expense	69,120	21,290	46,773	133,348	270,531
Pre-provision net revenue	$165,973	$121,836	$24,507	$(93,900)	$218,416

	Three Months Ended June 30, 2020
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$219,097	$145,016	$20,069	$(7,616)	$376,566
Non-interest revenue	23,747	5,682	52,976	91,079	173,484
Non-interest expense	74,764	22,934	48,394	138,049	284,141
Pre-provision net revenue	$168,080	$127,764	$24,651	$(54,586)	$265,909

	Six Months Ended June 30, 2021
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$409,123	$270,200	$39,930	$36,463	$755,716
Non-interest revenue	61,966	14,319	110,928	30,830	218,043
Non-interest expense	137,178	42,014	94,447	264,026	537,665
Pre-provision net revenue	$333,911	$242,505	$56,411	$(196,733)	$436,094

	Six Months Ended June 30, 2020
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$415,601	$268,186	$37,453	$28,586	$749,826
Non-interest revenue	54,071	15,009	100,360	107,901	277,341
Non-interest expense	148,737	43,647	91,785	276,252	560,421
Pre-provision net revenue	$320,935	$239,548	$46,028	$(139,765)	$466,746

	June 30, 2021
(dollars in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$10,730,544	$19,369,933	$5,078,318	$3,057,223	$38,236,018
Total deposits	$31,317,490	$10,983,120	$737,202	$4,134,150	$47,171,962
Total full-time equivalent employees	2,114	288	809	1,772	4,983

	December 31, 2020
(dollars in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$11,171,013	$18,810,729	$5,370,790	$2,900,452	$38,252,984
Total deposits	$29,141,242	$11,958,105	$739,200	$4,853,024	$46,691,571
Total full-time equivalent employees	2,199	285	832	1,818	5,134

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
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	the risks and uncertainties related to the impact of the COVID-19 pandemic, and its variants, on our assets, business, capital and liquidity, financial condition, prospects and results of operations;

(2)	the risk that we may not realize the expected benefits from our efficiency and growth initiatives or that we may not be able to realize such cost savings or revenue benefits in the time period expected, which could negatively affect our future profitability;

(3)	the risk that any economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the current economic contraction could last much longer and be more severe if efforts to contain the pandemic are unsuccessful;

(4)	the risk that competition in the financial services industry may adversely affect our future earnings and growth;

(5)	our ability to attract and retain employees and the impact of executive management transitions that are key to our growth and efficiency strategies;

(6)	risks that our asset quality may deteriorate, our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures, and the risk that we may be unable to obtain full payment in respect of any loan or other receivables;

(7)	the impact of recent and proposed changes in governmental policy, laws and regulations, including recently enacted laws, regulations and guidance related to government stimulus programs related to the COVID-19 pandemic, proposed and recently enacted changes in monetary policy and in the regulation and taxation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations - including the risk of any resulting inflation and interest rate increases;

(8)	changes in the interest rate environment, including changes to the federal funds rate to include a negative interest rate environment, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

(9)	the risk that our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;

(10)	risks related to our implementation of new lines of business, new products and services or new technologies;

(11)	risks related to our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and risks related to disruptions in service or financial difficulties with a third-party vendor or business relationship;

(12)	the risk that our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;

(13)	the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services market;

(14)	changes in the cost and availability of funding due to changes in the deposit market and credit market;

(15)	risks related to the ability of our operational framework to identify and manage risks associated with our business such as credit risk, compliance risk, reputational risk, and operational risk, including by virtue of our relationships with third-party business partners, as well as our relationship with third-party vendors and other service providers;

(16)	our ability to identify and address cyber-security risks such as data security breaches, malware, "denial of service" attacks, "hacking" and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;

(17)	the risk that we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;

(18)	the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;

(19)	the risks that if economic conditions worsen further or regulatory capital rules are modified, we may be required to undertake initiatives to improve or conserve our capital position;

(20)	risks related to the continued use, availability and reliability of LIBOR and the risks related to the transition from LIBOR to SOFR or other variable alternative reference rates we may use;

(21)	restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(22)	our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;

(23)	the risk that we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;

(24)	the risk that we could realize losses if we sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets;

(25)	risks related to regulatory approval to take certain actions, including any dividends on our common stock or preferred stock, any repurchases of common stock or any other issuance or redemption of any other regulatory capital instruments;

(26)	the risk that our concentrated operations in the Southeastern U.S. make us vulnerable to local economic conditions, local weather catastrophes, public health issues, and other external events;

(27)	the costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto;

(28)	risks related to the fluctuation in our stock price and general volatility in the stock market;

(29)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(30)	other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part II - Item 1A. Risk Factors" of this Report.
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
INTRODUCTION AND CORPORATE PROFILE
Synovus Financial Corp. is a financial services company and a registered bank holding company headquartered in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and retail banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, mortgage services, premium finance, asset-based lending, structured lending, and international banking. Synovus also provides financial planning and investment advisory services through its wholly-owned subsidiaries, Synovus Trust and Synovus Securities, as well as its GLOBALT and Creative Financial Group divisions.
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 285 branches in Alabama, Florida, Georgia, South Carolina, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three and six months ended June 30, 2021 and financial condition as of June 30, 2021 and December 31, 2020. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus' 2020 Form 10-K.
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
A reading of each section is important to understand fully our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, except per share data)	2021	2020	Change		2021	2020	Change
Net interest income	$381,860	$376,566	1%		$755,716	$749,826	1%
(Reversal of) provision for credit losses	(24,598)	141,851	(117)		(43,173)	300,573	(114)
Non-interest revenue	107,087	173,484	(38)		218,043	277,341	(21)
Adjusted non-interest revenue(1)	105,961	93,232	14		218,115	195,002	12
Total FTE revenue	489,738	550,911	(11)		975,324	1,028,814	(5)
Adjusted total revenue(1)	488,612	470,659	4		975,396	946,475	3
Non-interest expense	270,531	284,141	(5)		537,665	560,421	(4)
Adjusted non-interest expense(1)	268,240	274,275	(2)		534,051	547,824	(3)
Income before income taxes	243,014	124,058	96		479,267	166,173	188
Net income	186,200	93,192	100		373,292	131,712	183
Net income available to common shareholders	177,909	84,901	110		356,711	115,131	210
Net income per common share, basic	1.20	0.58	107		2.41	0.78	209
Net income per common share, diluted	1.19	0.57	109		2.38	0.78	205
Adjusted net income per common share, diluted(1)	1.20	0.23	422		2.40	0.44	446
Net interest margin(2)	3.02%	3.13%	(11)	bps	3.03%	3.25%	(22)	bps
Net charge-off ratio(2)	0.28	0.24	4		0.24	0.23	1
Return on average assets(2)	1.36	0.71	65		1.38	0.52	86
Adjusted return on average assets(1)(2)	1.37	0.32	105		1.39	0.32	107
Efficiency ratio-FTE	55.24	51.58	366		55.13	54.47	66
Adjusted tangible efficiency ratio(1)	54.41	57.71	(330)		54.26	57.32	(306)
(1)    See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2)    Annualized

	June 30, 2021	March 31, 2021	Sequential Quarter Change		June 30, 2020	Year-Over-Year Change
(dollars in thousands)
Loans, net of deferred fees and costs	$38,236,018	$38,805,101	$(569,083)		$39,914,297	$(1,678,279)
Total average loans	38,496,477	38,212,267	284,210		40,136,090	(1,639,613)
Total deposits	47,171,962	47,368,951	(196,989)		44,194,580	2,977,382
Core deposits (excludes brokered deposits)	44,203,000	44,174,284	28,716		39,904,278	4,298,722
Core transaction deposits (excludes brokered and public fund deposits)	35,506,980	34,804,575	702,405		29,425,251	6,081,729
Total average deposits	47,349,646	46,454,878	894,768		43,096,475	4,253,171
Non-performing assets ratio	0.46%	0.50%	(4)	bps	0.44%	2	bps
Non-performing loans ratio	0.42	0.40	2		0.37	5
Past due loans over 90 days	0.01	0.01	—		0.02	(1)
CET1 capital	$4,214,720	$4,184,715	$30,005		$3,827,229	$387,491
Tier 1 capital	4,751,865	4,721,860	30,005		4,364,374	387,491
Total risk-based capital	5,725,176	5,733,956	(8,780)		5,459,568	265,608
CET1 capital ratio	9.75%	9.74%	1	bps	8.90%	85	bps
Tier 1 capital ratio	11.00	10.99	1		10.15	85
Total risk-based capital ratio	13.25	13.34	(9)		12.70	55
Total shareholders’ equity to total assets ratio	9.53	9.36	17		9.34	19
Tangible common equity ratio(1)	7.73	7.55	18		7.41	32
Return on average common equity(2)	15.40	15.77	(37)		7.48	792
Adjusted return on average common equity(1)(2)	15.50	15.93	(43)		3.00	1,250
Adjusted return on average tangible common equity(1)(2)	17.52	18.04	(52)		3.60	1,392

(1)    See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2)    Quarter annualized

Executive Summary
Net income available to common shareholders for the second quarter of 2021 was $177.9 million, or $1.19 per diluted common share ($1.20 on an adjusted basis(1)), compared to $84.9 million, or $0.57 per diluted common share ($0.23 adjusted(1)), for the second quarter of 2020. Net income available to common shareholders for the first six months of 2021 was $356.7 million, or $2.38 per diluted common share ($2.40 adjusted(1)), compared to $115.1 million, or $0.78 per diluted common share ($0.44 adjusted(1)), for the first six months of 2020. The year-over-year increases for all time periods were impacted by significant changes in the provision for credit losses as a reversal was recorded for the three and six months ended June 30, 2021 due to continued improvement in the economic outlook, and significant provision was recorded for the three and six months ended June 30, 2020 due to the onset of COVID-19 following the adoption of CECL on January 1, 2020.
Net interest income for the six months ended June 30, 2021 was $755.7 million, up $5.9 million compared to the same period in 2020, including $45.2 million in PPP fees during 2021 and $9.2 million in 2020. Net interest margin was down 22 bps over the comparable six-month period to 3.03%, due primarily to the decline in market interest rates and average growth in investment securities available for sale and interest-bearing funds held at the Federal Reserve Bank. On a sequential quarter basis, net interest income was up $8.0 million, or 2%, primarily due to continued asset growth, further declines in deposit costs, and a higher day count. Net interest margin for the second quarter was 3.02%, which was down 2 bps compared to the first quarter of 2021 and impacted by lower PPP fees. Based on current market conditions and our expectations for loan growth, we expect that quarterly net interest income excluding PPP fees will increase in the second half of the year, driven by loan growth, deployment of liquidity, a deceleration of prepayments, and further deposit cost reductions.
Non-interest revenue for the second quarter of 2021 was $107.1 million, down $66.4 million, or 38%, and year-to-date was $218.0 million, down $59.3 million, or 21%, compared to the same periods in 2020 due to gains on sales of investment securities of $69.4 million and $78.1 million in the respective 2020 periods. Adjusted non-interest revenue(1) for the second quarter of 2021 was $106.0 million, up $12.7 million, or 14%, from the second quarter of 2020 primarily due to higher core banking fees, brokerage revenue, and fiduciary and asset management fees partially offset by lower mortgage banking income. Year-to-date adjusted non-interest revenue(1) was $218.1 million, up $23.1 million, or 12%, compared to the same period in 2020 largely due to higher core banking fees, fiduciary and asset management fees, and brokerage revenue partially offset by lower capital markets income. In the second half of 2021, we expect diversified growth across our non-interest revenue sources to mostly offset the continued normalization of mortgage banking income.
Non-interest expense for the second quarter of 2021 was $270.5 million, down $13.6 million, or 5%, compared to the second quarter of 2020 and adjusted non-interest expense(1) of $268.2 million was down $6.0 million, or 2%. On a year-to-date basis, non-interest expense was down $22.8 million, or 4%, and adjusted non-interest expense(1) was down $13.8 million, or 3%, compared to the same period in 2020. The decline in adjusted non-interest expense during 2021 was primarily due to 2020 being impacted by higher expense associated with initiating Synovus Forward, and in 2021, benefits are being realized from Synovus Forward efficiencies. The efficiency ratio-FTE for the first six months of 2021 was 55.13%, compared to 54.47% for the first six months of 2020. The adjusted tangible efficiency ratio(1) for the first six months of 2021 was 54.26%, down 306 bps compared to the same period a year ago. We remain committed to prudent expense management, enabling us to continue investing in areas that position us for greater success, deliver a superior customer experience, and promote profitable growth.
At June 30, 2021, loans, net of deferred fees and costs, of $38.24 billion, decreased $17.0 million from December 31, 2020. C&I loans grew $223.3 million excluding a $593.3 million decline in PPP loans from forgiveness, and CRE was relatively flat. Growth in consumer loans of $317.7 million, led by purchases of third-party lending loans, offset declines in consumer mortgages and HELOCs that were primarily the result of accelerated prepayment activity and excess consumer liquidity. We expect loan growth for 2021 to be at the low end of our initial 2%-4% guidance primarily due to the higher than expected prepayment activity that has occurred so far this year, excluding balance changes in PPP and third-party lending loans.
Credit metrics remained stable and near historical lows as of June 30, 2021 with NPAs at 46 bps, NPLs at 42 bps, and total past dues at 13 bps, as a percentage of total loans, and YTD net charge-offs at 24 bps annualized. We expect net charge-offs to remain relatively stable in the second half of 2021, assuming no material change in economic outlook. Criticized and classified loans have begun to decline, decreasing 14% sequentially, and further reductions are expected as we progress through the rest of 2021 with improving financial performance in the hotel industry and other industries negatively impacted by COVID-19 anticipated. The ACL at June 30, 2021 totaled $563.6 million, a decrease of $89.9 million from December 31, 2020, resulting from the continued improved overall economic outlook. The ACL to loans coverage ratio at June 30, 2021 was 1.47%, or 1.54% excluding PPP loans.
Total period-end deposits at June 30, 2021 increased $480.4 million, or 1%, compared to December 31, 2020. Core transaction deposits increased $2.75 billion, or 8%, compared to December 31, 2020, largely due to government stimulus programs including deposits associated with PPP loans. Total deposit costs of 16 bps during the second quarter of 2021 declined 6 bps and 12 bps, respectively, compared to the first quarter of 2021 and the fourth quarter of 2020, due to repricing and intentional, strategic remixing to reduce higher cost deposits.

At June 30, 2021, Synovus' CET1 ratio was 9.75%, well in excess of regulatory requirements, and was up 9 bps compared to December 31, 2020, driven by earnings. We will continue to opportunistically deploy capital on our balance sheet and to our shareholders. Synovus announced on January 26, 2021 that its Board of Directors authorized share repurchases of up to $200 million in 2021. While Synovus did not have any share repurchases during the first quarter of 2021, the Company repurchased $92.5 million, or 1.9 million shares of its common stock, at an average price of $47.51 during the second quarter of 2021. Synovus has also repurchased $27.1 million, or 637 thousand shares of its common stock, at an average price of $42.53 per share, as of July 31, 2021. Based on current conditions and economic outlook, we expect to complete the full authorization in the second half of the year.
More detail on Synovus' financial results for the three and six months ended June 30, 2021 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. See also "Item 1A. – Risk Factors" of this Report.
(1) See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to the most comparable GAAP measure.

Changes in Financial Condition
During the six months ended June 30, 2021, total assets increased $544.5 million to $54.94 billion. We deployed excess liquidity as cash and cash equivalents decreased $990.2 million, investment securities available for sale increased $1.48 billion, and consumer loans grew with purchases of $1.04 billion of third-party lending loans. Total loans decreased $17.0 million as PPP loan forgiveness offset C&I growth, and elevated pay-offs in consumer mortgages and HELOCs offset the third-party lending purchases. The loan to deposit ratio was 81.1% at June 30, 2021, lower as compared to 81.9% in December 31, 2020, and 90.3% at June 30, 2020, due to excess liquidity, primarily due to various stimulus efforts which have supported deposit growth while muting the demand for credit.
Total shareholders' equity at June 30, 2021 increased $76.4 million as compared to December 31, 2020, and included net income of $373.3 million, proceeds from stock option exercises of $14.9 million, and share-based compensation expense of $14.5 million, partially offset by dividends declared on common and preferred stock of $97.7 million and $16.6 million, respectively, unrealized losses in investment securities available for sale and cash flow hedges of $86.4 million and $26.5 million, respectively, and share repurchases of $92.5 million.
Loans
The following table compares the composition of the loan portfolio at June 30, 2021, December 31, 2020, and June 30, 2020.

Table 2 - Loans by Portfolio Class
					June 30, 2021 vs. December 31, 2020 Change				June 30, 2021 vs. June 30, 2020 Change
(dollars in thousands)	June 30, 2021		December 31, 2020				June 30, 2020
Commercial, financial and agricultural	$12,085,534	31.6%	$12,410,152	32.4%	$(324,618)	(3)%	$12,947,164	32.4%	$(861,630)	(7)%
Owner-occupied	7,064,599	18.5	7,110,016	18.6	(45,417)	(1)	7,084,481	17.8	(19,882)	—
Total commercial and industrial	19,150,133	50.1	19,520,168	51.0	(370,035)	(2)	20,031,645	50.2	(881,512)	(4)
Investment properties	9,218,013	24.1	9,103,379	23.8	114,634	1	9,235,557	23.1	(17,544)	—
1-4 family properties	636,344	1.7	628,695	1.6	7,649	1	696,383	1.8	(60,039)	(9)
Land and development	506,694	1.3	593,633	1.6	(86,939)	(15)	682,230	1.7	(175,536)	(26)
Total commercial real estate	10,361,051	27.1	10,325,707	27.0	35,344	—	10,614,170	26.6	(253,119)	(2)
Consumer mortgages	5,200,762	13.6	5,513,491	14.4	(312,729)	(6)	5,817,525	14.6	(616,763)	(11)
Home equity lines	1,358,211	3.6	1,537,726	4.0	(179,515)	(12)	1,724,973	4.3	(366,762)	(21)
Credit cards	285,508	0.7	281,018	0.7	4,490	2	250,448	0.6	35,060	14
Other consumer loans	1,880,353	4.9	1,074,874	2.9	805,479	75	1,475,536	3.7	404,817	27
Total consumer	8,724,834	22.8	8,407,109	22.0	317,725	4	9,268,482	23.2	(543,648)	(6)
Loans, net of deferred fees and costs	$38,236,018	100.0%	$38,252,984	100.0%	$(16,966)	—%	$39,914,297	100.0%	$(1,678,279)	(4)%

At June 30, 2021, loans, net of deferred fees and costs, of $38.24 billion, decreased $17.0 million from December 31, 2020. C&I loans grew $223.3 million excluding a $593.3 million decline in PPP loans from forgiveness, CRE was relatively flat, and consumer loans increased $317.7 million, led by other consumer growth of $805.5 million, primarily from purchases of third-party lending loans. Declines in consumer mortgages and HELOCs of $312.7 million and $179.5 million, respectively, which were primarily the result of accelerated prepayment activity and excess consumer liquidity partially offset the growth in other consumer loans. We expect loan growth for 2021 to be at the low end of our initial 2%-4% guidance primarily due to the higher than expected prepayment activity that has occurred so far this year, excluding balance changes in PPP and third-party lending loans.
C&I loans remain the largest component of our loan portfolio, representing 50.1% of total loans, while CRE and consumer loans represent 27.1% and 22.8%, respectively. Our portfolio composition is established through a comprehensive concentration management policy which sets limits for C&I, CRE, and consumer loan levels as well as for sub-categories therein.
U.S. Small Business Administration Paycheck Protection Program (PPP)
Synovus is participating in the PPP, which is a loan program that originated from the CARES Act and was subsequently expanded by the Paycheck Protection Program and Health Care Enhancement Act, which was signed into law on April 24, 2020. The total balance of all PPP loans was $1.60 billion as of June 30, 2021, compared to $2.19 billion as of December 31, 2020. The table below provides additional information on PPP loans.

	June 30, 2021
	Applications		Loan Balances
(in millions, except count data )	Approximate Count	Balance	Fundings	2Q21 Forgiveness	Total Life-to-Date Forgiveness	End of Period, Net of Unearned Fees and Costs(1)
Phase 1- 2020 Originations	19,000	$2,958	$2,886	$881	$2,132	$641
Phase 2- 2021 Originations	11,000	1,135	1,043	46	46	959
Total	30,000	$4,093	$3,929	$927	$2,178	$1,600

(1) Equals fundings less forgiveness, pay-downs/pay-offs, and unearned net fees.

(dollars in millions)	Total Net Fees	Percent of Fundings	2Q21 Recognized Net Fees	Total Recognized Net Fees	Total Unrecognized or Remaining Net Fees	Contractual Maturity
Phase 1- 2020 Originations	$94.9	3.3%	$16.0	$86.4	$8.5	2 years
Phase 2- 2021 Originations	43.4	4.2%	4.4	4.8	38.6	5 years
Total	$138.3	3.5%	$20.4	$91.2	$47.1

Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at June 30, 2021 were $29.51 billion, or 77.2%, of the total loan portfolio, compared to $29.85 billion, or 78.0%, at December 31, 2020.
At June 30, 2021, Synovus had eight commercial loan relationships with total commitments of $100 million or more (including amounts funded), with one single relationship exceeding $150 million in commitments.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' loan portfolio and is primarily comprised of general middle market and commercial banking clients across a wide range of industries. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of June 30, 2021, 86.4% (94.3% excluding PPP loans) of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral compared to 83.2% (93.8% excluding PPP loans) as of December 31, 2020. C&I loans at June 30, 2021 decreased $370.0 million, or 2%, from December 31, 2020, primarily due to $593.3 million of PPP forgiveness, offset by net growth of $223.3 million.

Table 3 - Commercial and Industrial Loans by Industry
	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$3,957,089	20.7%	$3,891,162	19.9%
Finance and insurance	1,912,882	10.0	1,685,797	8.6
Retail trade	1,240,819	6.4	1,303,263	6.7
Accommodation and food services	1,218,549	6.4	1,205,107	6.2
Manufacturing	1,199,307	6.3	1,275,169	6.5
Wholesale trade	1,113,090	5.8	1,152,082	5.9
Real estate and rental and leasing	1,084,718	5.7	1,158,367	5.9
Professional, scientific, and technical services	1,074,789	5.6	1,133,549	5.8
Other services	1,043,353	5.4	1,123,109	5.8
Construction	1,016,169	5.3	1,036,652	5.3
Transportation and warehousing	970,631	5.1	924,275	4.7
Real estate other	688,939	3.6	686,350	3.5
Arts, entertainment, and recreation	685,461	3.6	777,905	4.0
Public Administration	430,115	2.2	435,636	2.2
Educational services	411,895	2.2	395,193	2.0
Agriculture, forestry, fishing, and hunting	325,199	1.7	383,010	2.0
Administration, support, waste management, and remediation	318,894	1.7	377,065	1.9
Information	286,725	1.5	291,425	1.5
Other industries	171,509	0.8	285,052	1.6
Total commercial and industrial loans	$19,150,133	100.0%	$19,520,168	100.0%

(1)    Loan balance in each category expressed as a percentage of total C&I loans.
At June 30, 2021, $12.09 billion of C&I loans, or 31.6% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At June 30, 2021, $7.06 billion of C&I loans, or 18.5% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominately secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist primarily of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Total CRE loans of $10.36 billion increased $35.3 million from December 31, 2020.
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of June 30, 2021 were $9.22 billion, or 89.0% of the CRE loan portfolio, and increased $114.6 million from December 31, 2020, with increases in other investment property and office buildings sub-categories, partially offset by a decline in multi-family loans.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At June 30, 2021, 1-4 family properties loans totaled $636.3 million, or 6.1% of the CRE loan portfolio, and increased by $7.6 million from December 31, 2020.

Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $506.7 million at June 30, 2021 continued to decline $86.9 million, or 15%, from $593.6 million at December 31, 2020.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network including first and second residential mortgages, HELOCs, and credit card loans, as well as both secured and unsecured loans from third-party lending. As of June 30, 2021, weighted-average FICO scores within the residential real estate portfolio based on committed balances were 777 for consumer mortgages and 792 for HELOCs.
Consumer loans at June 30, 2021 of $8.72 billion increased $317.7 million, or 4%, compared to December 31, 2020. Consumer mortgages decreased $312.7 million, or 6%, from December 31, 2020, and HELOCs decreased $179.5 million, or 12%, from December 31, 2020. The reductions in consumer mortgages and HELOCs were primarily a result of accelerated prepayment activity and excess consumer liquidity. Credit card loans of $285.5 million at June 30, 2021 increased $4.5 million, or 2% from $281.0 million at December 31, 2020. Other consumer loans, which primarily includes third-party lending, increased $805.5 million, or 75%, from December 31, 2020. As of June 30, 2021, third-party lending balances totaled $1.45 billion, or 3.8%, of the total loan portfolio, and increased $775.8 million, or 114.4%, compared to December 31, 2020, led by purchases of $1.04 billion of third-party lending loans, partially offset by payment activity. We expect continued growth in the third-party lending portfolio in the near-term as we opportunistically deploy our balance sheet and liquidity position.
Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the composition of period-end deposits as of the dates indicated. See Table 11 - Average Balances and Yields/Rates in this Report for information on average deposits including average rates.

Table 4 - Composition of Period-end Deposits
(dollars in thousands)	June 30, 2021	%(1)	December 31, 2020	%(1)	June 30, 2020	%(1)
Non-interest-bearing demand deposits(2)	$14,342,601	30.4%	$12,382,708	26.5%	$11,830,675	26.8%
Interest-bearing demand deposits(2)	5,839,814	12.4	5,674,416	12.2	5,057,234	11.4
Money market accounts(2)	13,983,112	29.7	13,541,236	29.0	11,457,223	26.0
Savings deposits(2)	1,341,453	2.8	1,156,249	2.5	1,080,119	2.4
Public funds	5,804,905	12.3	6,760,628	14.5	5,347,351	12.1
Time deposits(2)	2,891,115	6.1	3,605,928	7.7	5,131,676	11.6
Brokered deposits	2,968,962	6.3	3,570,406	7.6	4,290,302	9.7
Total deposits	$47,171,962	100.0%	$46,691,571	100.0%	$44,194,580	100.0%
Core deposits(3)	$44,203,000	93.7%	$43,121,165	92.4%	$39,904,278	90.3%
Core transaction deposits(4)	$35,506,980	75.3%	$32,754,609	70.2%	$29,425,251	66.6%

Time deposits greater than $100,000, including brokered and public funds	$3,611,310	7.7%	$4,748,029	10.2%	$6,875,462	15.6%
Brokered time deposits	$1,063,947	2.3%	$1,590,096	3.4%	$2,442,940	5.5%

(1)    Deposits balance in each category expressed as percentage of total deposits.
(2)    Excluding any public funds or brokered deposits.
(3)    Core deposits exclude brokered deposits.
(4)    Core transaction deposits consist of non-interest-bearing demand deposits, interest-bearing demand deposits, money market accounts, and savings deposits excluding public funds and brokered deposits.
Total period-end deposits at June 30, 2021 increased $480.4 million, or 1%, compared to December 31, 2020. Core transaction deposits increased $2.75 billion, or 8%, compared to December 31, 2020. On a year-to-date average basis, the increase in total deposits was $3.87 billion, or 9%, compared to December 31, 2020. The increases in deposit balances on both a period-end and average basis compared to December 31, 2020 are due largely to government stimulus programs including deposits associated with the second phase of PPP loans. Total deposit costs of 16 bps during the second quarter of 2021 declined 6 bps and 12 bps, respectively, compared to the first quarter of 2021 and the fourth quarter of 2020, due to repricing and intentional, strategic remixing to reduce higher cost deposits.
Non-interest Revenue
Non-interest revenue for the second quarter of 2021 was $107.1 million, down $66.4 million, or 38%, and year-to-date was $218.0 million, down $59.3 million, or 21%, compared to the same periods in 2020. Gains on sales of investment securities of $69.4 million and $78.1 million, respectively, impacted the three and six months ended June 30, 2020. Adjusted non-interest revenue(1) for the second quarter of 2021 was $106.0 million, up $12.7 million, or 14%, from the second quarter of 2020 primarily due to higher core banking fees(2), brokerage revenue, and fiduciary and asset management fees partially offset by lower mortgage banking income. Year-to-date adjusted non-interest revenue(1) was $218.1 million, up $23.1 million, or 12%, compared to the same period in 2020 largely due to higher core banking fees(2), fiduciary and asset management fees, and brokerage revenue partially offset by lower capital markets income. In the second half of 2021, we expect diversified growth across our non-interest revenue sources to mostly offset the continued normalization of mortgage banking income.
(1)    See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to GAAP measures.
(2)    Service charges on deposit accounts, card fees, letter of credit fees, ATM fees income, line of credit non-usage fees, gains from sales of government guaranteed loans, and miscellaneous other service charges.
The following table shows the principal components of non-interest revenue.

Table 5 - Non-interest Revenue
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Service charges on deposit accounts	$21,414	$15,567	38%	$41,448	$36,255	14%
Fiduciary and asset management fees	18,805	14,950	26	36,759	30,124	22
Card fees	13,304	9,186	45	25,300	20,136	26
Brokerage revenue	13,926	9,984	40	26,899	22,383	20
Mortgage banking income	13,842	23,530	(41)	36,157	35,757	1
Capital markets income	3,335	6,050	(45)	10,840	17,294	(37)
Income from bank-owned life insurance	7,188	7,756	(7)	16,031	13,794	16
Investment securities gains (losses), net	—	69,409	nm	(1,990)	78,144	nm
Other non-interest revenue	15,273	17,052	(10)	26,599	23,454	13
Total non-interest revenue	$107,087	$173,484	(38)%	$218,043	$277,341	(21)%

Three and Six Months Ended June 30, 2021 compared to June 30, 2020
Service charges on deposit accounts, consisting of NSF fees, account analysis fees, and all other service charges, for the three and six months ended June 30, 2021 were up $5.8 million, or 38%, and $5.2 million, or 14%, respectively, due largely to higher account analysis fees, which were up $3.2 million, or 46%, and $5.4 million, or 39%, respectively, following our pricing for value Synovus Forward initiative implemented during the first quarter of 2021. NSF fees for the six months ended June 30, 2021 and 2020 comprised 29% and 37%, respectively, of service charges on deposit accounts. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposits, saving accounts, and small business accounts, for the three and six months ended June 30, 2021, were up $1.0 million, or 25%, and $1.2 million, or 13%, respectively.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, financial planning, and family office services. Fiduciary and asset management fees increased $3.9 million, or 26%, and $6.6 million, or 22%, for the three and six months ended June 30, 2021, respectively. The increases were driven by growth in total assets under management which increased by 28% from June 30, 2020 to $21.23 billion at June 30, 2021.
Card fees for the three and six months ended June 30, 2021 were up $4.1 million, or 45%, and $5.2 million, or 26%, respectively, with increased transaction volume in all card fee categories. Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant discounts. Card fees are reported net of certain associated expense items including customer loyalty program expenses and network expenses.
Brokerage revenue of $13.9 million for the three months ended June 30, 2021 was up $3.9 million, or 40%, and for the six months ended June 30, 2021 was $26.9 million, up $4.5 million, or 20%. The year-over-year increase was driven by growth in assets under management and higher transaction revenue driven by favorable market conditions. Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of customer assets.
Mortgage banking income was significantly lower for the second quarter of 2021, with a decrease of $9.7 million compared to the three months ended June 30, 2020. The decline in mortgage banking income was driven by lower gains on sale and refinance activities. Total secondary market mortgage loan production was $422.1 million, down $213.1 million, and $995.2 million, up $105.5 million, for the three and six months ended June 30, 2021, respectively. While second quarter 2021 mortgage production levels remained elevated, we expect continued normalization in the second half of 2021.
Capital markets income primarily includes fee income from customer derivative transactions. Additionally, capital markets income includes fee income from capital raising investment banking transactions and foreign exchange as well as other miscellaneous income from capital market transactions. Capital markets income was down $2.7 million, or 45%, and $6.5 million, or 37%, for the three and six months ended June 30, 2021, respectively, as commercial client activity to lock in lower rates was elevated in 2020.
Income from BOLI, which includes increases in the cash surrender value of policies and proceeds from insurance benefits, decreased $568 thousand, or 7%, and increased $2.2 million, or 16%, for the three and six months ended June 30, 2021. The year-to-date increase was driven by proceeds from insurance benefits of $2.1 million received in the first quarter of 2021.
Investment securities losses, net, of $2.0 million for the six months ended June 30, 2021 reflected strategic sales of mortgage-backed securities. Investment securities gains, net, of $69.4 million and $78.1 million for the three and six months ended June 30, 2020, respectively, reflected strategic repositioning of the portfolio primarily during the latter part of the second quarter of 2020. The transactions were primarily focused on agency mortgage-backed securities, but also included the disposition of Synovus' remaining $155.0 million in asset-backed securities.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges and loan servicing fees, income from insurance commissions, gains from sales of GGL/SBA loans, and other miscellaneous items. The six months ended June 30, 2021 included a $2.4 million increase in income related to investments in solar energy tax credit partnerships and a $2.3 million increase in insurance revenue as compared to 2020. The six months ended June 30, 2020 included $4.5 million in realized gains from the sale of positions in two publicly-traded equity investments and a sale-leaseback gain of $2.4 million.
Non-interest Expense
Non-interest expense for the second quarter of 2021 was $270.5 million, down $13.6 million, or 5%, compared to the second quarter of 2020 and adjusted non-interest expense of $268.2 million was down $6.0 million, or 2%. On a year-to-date basis, non-interest expense was down $22.8 million, or 4%, and adjusted non-interest expense was down $13.8 million, or 3%. The decline in adjusted non-interest expense during 2021 was primarily due to 2020 being impacted by higher expense associated with Synovus Forward as well as a 6% reduction in headcount year-over-year, which primarily came from back-office support functions and offset other personnel expense increases. The adjusted tangible efficiency ratio for the first six months of 2021 was 54.26%, down 306 bps compared to the same period a year ago. We remain committed to prudent expense management, enabling us to continue investing in areas that position us for greater success, deliver a superior customer experience, and promote profitable growth. See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to GAAP measures.

The following table summarizes the components of non-interest expense.

Table 6 - Non-interest Expense
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Salaries and other personnel expense	$160,567	$159,597	1%	$322,044	$309,274	4%
Net occupancy, equipment, and software expense	41,825	41,727	—	82,959	83,921	(1)
Third-party processing and other services	24,419	22,666	8	44,451	45,366	(2)
Professional fees	7,947	15,305	(48)	17,031	25,980	(34)
FDIC insurance and other regulatory fees	5,547	6,851	(19)	11,127	12,129	(8)
Earnout liability adjustments	750	4,908	nm	750	4,908	nm
Amortization of intangibles	2,379	2,640	(10)	4,758	5,280	(10)
Restructuring charges	415	2,822	nm	946	6,042	nm
Loss on early extinguishment of debt	—	—	nm	—	1,904	nm
Other operating expenses	26,682	27,625	(3)	53,599	65,617	(18)
Total non-interest expense	$270,531	$284,141	(5)%	$537,665	$560,421	(4)%

Three and Six Months Ended June 30, 2021 compared to June 30, 2020
Salaries and other personnel expense increased $1.0 million, or 1%, and $12.8 million, or 4%, for the three and six months ended June 30, 2021, respectively, due primarily to higher share-based compensation expense largely due to timing with a higher level of retirement eligible expense acceleration, an increase in bonus accrual due to higher than expected performance, and higher temporary help. Total headcount of 5,087 declined 160 from December 31, 2020 and 341, or 6%, from June 30, 2020 led by Synovus' voluntary early retirement program offered during the fourth quarter of 2020 and branch closures.
Net occupancy, equipment, and software expense was flat on a quarter-over-quarter basis and decreased $1.0 million, or 1%, comparatively year-to-date. The decrease for the six months ended June 30, 2021 was due primarily to a reduction of 8 branches as compared to June 30, 2020.
Third-party processing and other services include all third-party core operating system and processing charges as well as third-party loan servicing charges. Third-party processing expense increased $1.8 million, or 8%, and decreased $915 thousand, or 2%, for the three and six months ended June 30, 2021, respectively. The increase for the three months ended June 30, 2021 is primarily due to additional expenses associated with PPP loan forgiveness. The decline for the six months ended June 30, 2021 is primarily associated with Synovus' restructure of certain of its third-party consumer-based lending partnership arrangements during the second quarter of 2020 with a shift of new originations to held for sale mostly offset by expenses associated with PPP loan forgiveness.
Professional fees decreased $7.4 million, or 48%, and $8.9 million, or 34%, for the three and six months ended June 30, 2021, respectively, from decreases in consulting fees related to Synovus Forward.
FDIC insurance and other regulatory fees decreased $1.3 million, or 19%, and $1.0 million, or 8%, for the three and six months ended June 30, 2021, respectively, reflecting lower assessment rate due to higher cash balances and subordinated debt issued by Synovus Bank in the fourth quarter of 2020.
Earnout liability fair value adjustments associated with the Global One acquisition were the result of higher than projected earnings and higher earnings estimates over the remaining contractual earnout period, reflecting the continued success of the Global One enterprise. Significant adjustments are not expected as the earnout period ended on June 30, 2021.
During the three and six months ended June 30, 2021, Synovus recorded restructuring charges of $415 thousand and $946 thousand, respectively. During the three and six months ended June 30, 2020, Synovus recorded restructuring charges of $2.8 million and $6.0 million, respectively, related to branch closures and restructuring of corporate real estate as part of Synovus Forward as 9 branches were closed in 2020, and 4 branches have been closed year-to-date in 2021.
Other operating expenses includes advertising, travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expenses. Other operating expenses were down $943 thousand and $12.0 million for the three and six months ended June 30, 2021, driven by decreases in advertising expense of $802 thousand and $3.8 million, respectively. Other operating expenses for the six months ended June 30, 2020 also included a $2.7 million valuation adjustment on a MPS receivable and a $2.5 million charge from termination of customer swaps.

Income Tax Expense
Income tax expense was $106.0 million for the six months ended June 30, 2021, representing an effective tax rate of 22.1%, compared to income tax expense of $34.5 million for the six months ended June 30, 2020, representing an effective tax rate of 20.7%. The effective tax rate for the six months ended June 30, 2021 reflected a net discrete tax benefit of $2.2 million compared to a net discrete benefit of $5.3 million in the comparable period of 2020. The net discrete benefit year-to-date in 2021 includes discrete benefits of $4.5 million related to changes in amounts taxable by jurisdictions and $2.3 million related to share-based compensation, partly offset by discrete expense of $4.6 million related to other accrual adjustments. The effective tax rate for the six months ended June 30, 2020 reflected a one-time discrete benefit of $2.7 million for the carryback of net operating loss deductions as permitted by the CARES Act, and $2.6 million of other discrete benefit items.
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
On May 28, 2021, the Biden Administration released its Fiscal Year 2022 Revenue Proposals, which included an increase in the federal corporate income tax rate to 28%, up from the current 21%, consistent with the details of the Biden Administration’s previously released Made in America Tax Plan. We continue to monitor the legislative process and the potential impact to the Company and its customers.
CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the quality of its loan portfolio by industry, property type, geography, as well as credit quality metrics. At June 30, 2021, credit metrics remained stable and near historical lows with NPAs at 46 bps, NPLs at 42 bps, and total past dues at 13 bps, as a percentage of total loans. Net charge-offs remained low at $26.5 million, or 28 bps annualized, and $46.8 million, or 24 bps annualized, for the three and six months ended June 30, 2021, respectively. We expect net charge-offs to remain relatively stable in the second half of 2021, assuming no material change in economic outlook.

The table below includes selected credit quality metrics.

Table 7 - Credit Quality Metrics
(dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Non-performing loans	$161,028	$151,079	$147,437
Impaired loans held for sale	—	23,590	—
ORE and other assets	16,806	17,394	30,242
Non-performing assets	$177,834	$192,063	$177,679
Total loans	$38,236,018	$38,252,984	$39,914,297
Non-performing loans as a % of total loans	0.42%	0.39%	0.37%
Non-performing assets as a % of total loans, ORE, and specific other assets	0.46	0.50	0.44
Loans 90 days past due and still accruing	$4,415	$4,117	$8,391
As a % of total loans	0.01%	0.01%	0.02%
Total past due loans and still accruing	$49,321	$47,349	$46,390
As a % of total loans	0.13%	0.12%	0.12%
Net charge-offs, quarter	$26,546	$22,139	$24,046
Net charge-offs/average loans, quarter	0.28%	0.23%	0.24%
Net charge-offs, year-to-date	$46,750	$94,712	$44,107
Net charge-offs/average loans, year-to-date	0.24%	0.24%	0.23%
(Reversal of) provision for loan losses, quarter	$(19,960)	$24,075	$119,242
(Reversal of) provision for unfunded commitments, quarter	(4,638)	(13,009)	22,609
(Reversal of) provision for credit losses, quarter	$(24,598)	$11,066	$141,851
(Reversal of) provision for loan losses, year-to-date	(42,278)	336,052	268,359
(Reversal of) provision for unfunded commitments, year-to-date	(895)	18,970	32,214
(Reversal of) provision for credit losses, year-to-date	(43,173)	355,022	300,573
Allowance for loan losses	$516,708	$605,736	$588,648
Reserve for unfunded commitments	46,890	47,785	61,029
Allowance for credit losses	$563,598	$653,521	$649,677
ACL to loans coverage ratio	1.47%	1.71%	1.63%
ALL to loans coverage ratio	1.35	1.58	1.47
ACL/NPLs	350.00	432.57	440.65
ALL/NPLs	320.88	400.94	399.25

Non-performing Assets
Total NPAs as a percentage of total loans, ORE, and specific other assets were 0.46% at June 30, 2021, compared to 0.50% at December 31, 2020. Total NPAs were $177.8 million at June 30, 2021 compared to $192.1 million at December 31, 2020.
Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. Criticized and classified loans at June 30, 2021 declined $261.4 million, or 14%, sequentially primarily as a result of upgrades in the hotel industry. Further reductions are expected as we progress through the rest of 2021 with improving financial performance in the hotel industry and other industries negatively impacted by COVID-19 anticipated.

Table 8 - Criticized and Classified Loans
(dollars in thousands)	June 30, 2021	December 31, 2020
Special mention	$906,588	$977,028
Substandard	635,979	553,720
Doubtful	23,518	33,204
Loss	2,355	3,032
Criticized and Classified loans	$1,568,440	$1,566,984
As a % of total loans	4.1%	4.1%

Reversal of Provision for Credit Losses and Allowance for Credit Losses
Reversal of provision for credit losses of $24.6 million and $43.2 million for the three and six months ended June 30, 2021, respectively, resulted from the continued improvement in the economic forecast for pooled loans and the reduction in the individually analyzed reserve as a result of charge-offs of pre-existing reserves that were not replaced. This was partially offset by $10.6 million and $25.8 million in reserves added as a result of purchases of $434.6 million and $1.04 billion of third-party lending loans, including $304.5 million and $780.7 million in prime auto purchases for the three and six months ended June 30, 2021, respectively.
The ACL, consisting of an ALL of $516.7 million and reserve for unfunded commitments of $46.9 million, totaled $563.6 million at June 30, 2021 and declined $89.9 million from December 31, 2020, resulting in an ACL to loans coverage ratio of 1.47% and an ACL to NPLs ratio of 350%. Excluding PPP loans, the ACL to loans coverage ratio was 1.54%. The ACL at June 30, 2021 incorporates an outlook of an accelerated recovery including the unemployment rate improving to 4.5% by the end of 2021, compared to 5.7% in the first quarter of 2021 estimate.

Table 9 - Accruing TDRs by Risk Grade
	June 30, 2021		December 31, 2020		June 30, 2020
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Pass	$62,686	50.3%	$72,463	53.7%	$74,619	44.8%
Special mention	8,600	6.9	8,935	6.6	16,228	9.8
Substandard accruing	53,242	42.8	53,574	39.7	75,614	45.4
Total accruing TDRs	$124,528	100.0%	$134,972	100.0%	$166,461	100.0%

Troubled Debt Restructurings
Accruing TDRs were $124.5 million at June 30, 2021, compared to $135.0 million at December 31, 2020. Non-accruing TDRs were $21.0 million at June 30, 2021, compared to $39.0 million at December 31, 2020.
Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At June 30, 2021 and December 31, 2020, approximately 97% and 99%, respectively, of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have continued to remain at low levels.
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
During 2020, Synovus provided relief programs consisting primarily of 90-day payment deferral relief to borrowers negatively impacted by COVID-19, and as of June 30, 2021, no loans were in a P&I deferral status as compared to 0.3% of the total loan portfolio at December 31, 2020. In addition to our P&I deferment program, under the CARES Act, we have also provided borrowers who have been impacted by COVID-19 with other modifications such as interest-only relief or amortization extensions on approximately 2% of total loans, at both June 30, 2021 and December 31, 2020.
Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by our primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach under Basel III. At June 30, 2021, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 10 - Capital Ratios
(dollars in thousands)	June 30, 2021	December 31, 2020
CET1 capital
Synovus Financial Corp.	$4,214,720	$4,034,865
Synovus Bank	4,822,625	4,641,711
Tier 1 risk-based capital
Synovus Financial Corp.	4,751,865	4,572,010
Synovus Bank	4,822,625	4,641,711
Total risk-based capital
Synovus Financial Corp.	5,725,176	5,604,230
Synovus Bank	5,483,427	5,361,611
CET1 capital ratio
Synovus Financial Corp.	9.75%	9.66%
Synovus Bank	11.17	11.11
Tier 1 risk-based capital ratio
Synovus Financial Corp.	11.00	10.95
Synovus Bank	11.17	11.11
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	13.25	13.42
Synovus Bank	12.70	12.83
Leverage ratio
Synovus Financial Corp.	8.72	8.50
Synovus Bank	8.86	8.73
Tangible common equity ratio(1)
Synovus Financial Corp.	7.73	7.66

(1)    See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
At June 30, 2021, Synovus' CET1 ratio increased to 9.75%, well in excess of regulatory requirements including the capital conservation buffer of 2.5%. The June 30, 2021 CET1 ratio improved 9 bps compared to December 31, 2020, driven by earnings. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Regulatory Capital" to the consolidated financial statements of Synovus' 2020 Form 10-K. Management reviews the Company's capital position on an on-going basis and believes, based on internal capital analyses and earnings projections, that Synovus is well positioned to meet relevant regulatory capital standards.
Synovus announced on January 26, 2021 that its Board of Directors authorized share repurchases of up to $200 million in 2021. As of June 30, 2021, Synovus had repurchased $92.5 million, or 1.9 million shares of its common stock, at an average price of $47.51 per share. As of July 31, 2021, the remaining authorization under this program was $80.4 million. Based on current conditions and economic outlook, we expect to complete the full authorization in the second half of the year.
On August 26, 2020, the federal banking regulators issued a final rule (following an interim final rule issued on March 27,

2020) that allowed electing banking organizations that adopt CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Synovus adopted CECL on January 1, 2020 and the June 30, 2021 regulatory capital ratios reflect Synovus' election of the five-year transition provision. At June 30, 2021, $74.9 million, or a cumulative 17 bps benefit to CET1, was deferred.
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
Synovus declared common stock dividends of $97.7 million, or $0.66 per common share, for the six months ended June 30, 2021, compared to $97.2 million, or $0.66 per common share, for the six months ended June 30, 2020. In addition, Synovus declared dividends on its preferred stock of $16.6 million during both six month periods ended June 30, 2021 and 2020.
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
Synovus Bank also generates liquidity through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank also has the capacity to access funding through its membership in the FHLB system and through the Federal Reserve discount window. At June 30, 2021, based on currently pledged collateral, Synovus Bank had access to incremental FHLB funding of $6.53 billion, subject to FHLB credit policies.
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

Earning Assets and Sources of Funds
Average total assets for the six months ended June 30, 2021 increased $3.83 billion, or 8%, to $54.61 billion as compared to $50.78 billion for the first six months of 2020. Average earning assets increased $3.71 billion, or 8%, in the first six months of 2021 compared to the same period in 2020. The increase in average earning assets primarily resulted from a $2.16 billion, or 33%, increase in average investment securities available for sale, a $1.60 billion, or 153%, increase in average interest-bearing funds held at the Federal Reserve Bank, and a $719.4 million increase in loans held for sale, partially offset by a $509.4 million decrease in average total loans, net of unearned.
Average interest-bearing liabilities decreased $286.9 million, or 1%, to $33.87 billion for the first six months of 2021 compared to the same period in 2020. The decrease in average interest-bearing liabilities resulted from a $3.55 billion, or 40%, decrease in average time deposits, a $1.55 billion, or 56%, decrease in average long-term debt, and a $967.2 million decrease in other short-term borrowings. These decreases were mostly offset by a $3.76 billion, or 28%, increase in average money market deposits and a $1.73 billion, or 25%, increase in average interest-bearing demand deposits. Average non-interest-bearing deposits increased $3.78 billion, or 35%, to $14.44 billion for the first six months of 2021 compared to the same period in 2020, due largely to liquidity associated with various government stimulus efforts.
Net interest income for the six months ended June 30, 2021 was $755.7 million, up $5.9 million compared to the same period in 2020, including $45.2 million in PPP fees during 2021 and $9.2 million in 2020. Net interest margin was down 22 bps over the comparable six-month period to 3.03%, due primarily to the decline in market interest rates and average growth in investment securities available for sale and interest-bearing funds held at the Federal Reserve Bank. For the six months ended June 30, 2021, the yield on earning assets was 3.29%, a decrease of 74 bps compared to the six months ended June 30, 2020, while the effective cost of funds decreased 52 bps to 0.26%. The yield on loans decreased 37 bps to 3.97%, due primarily to the decline in market interest rates, while the yield on investment securities decreased 149 bps to 1.42%, due primarily to an acceleration in prepayments and increase in premium amortization, compared to the six months ended June 30, 2020.
On a sequential quarter basis, net interest income was up $8.0 million, or 2%, primarily due to continued asset growth, further declines in deposit costs, and a higher day count. Net interest margin for the second quarter was 3.02%, which was down 2 bps compared to the first quarter of 2021 and impacted by lower PPP fees. The second quarter of 2021 included $20.4 million recognized for associated PPP fees versus $24.9 million in the first quarter of 2021 and average PPP loan balances of $2.14 billion versus $2.24 billion in the first quarter of 2021. For the second quarter of 2021, the yield on earning assets decreased 6 bps, while the effective cost of funds decreased 4 bps compared to the first quarter of 2021.
Based on current market conditions and our expectations for loan growth, we expect that quarterly net interest income excluding PPP fees will increase in the second half of the year, driven by loan growth, deployment of liquidity, a deceleration of prepayments, and further deposit cost reductions.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Table 11 - Average Balances and Yields/Rates	2021		2020
(dollars in thousands) (yields and rates annualized)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Interest Earning Assets:
Investment securities(1)(2)	$9,184,691	8,437,563	7,493,822	7,227,400	6,618,533
Yield	1.45%	1.40	2.07	2.39	2.72
Trading account assets(3)	$2,831	3,063	8,496	5,391	6,173
Yield	1.15%	2.81	1.03	1.69	2.19
Commercial loans(2)(4)	$29,849,029	29,844,491	30,363,102	30,730,135	30,236,919
Yield	3.86%	3.95	3.96	3.80	3.95
Consumer loans(4)	$8,647,448	8,367,776	8,521,449	9,032,437	9,899,172
Yield	3.94%	3.98	4.00	4.08	4.34
Allowance for loan losses	$(561,242)	(599,872)	(595,547)	(591,098)	(498,545)
Loans, net(4)	$37,935,235	37,612,395	38,289,004	39,171,474	39,637,546
Yield	3.93%	4.02	4.03	3.92	4.08
Mortgage loans held for sale	$242,940	246,962	309,278	244,952	221,157
Yield	3.06%	2.68	2.74	2.92	3.09
Other loans held for sale	$615,301	660,753	544,301	493,940	19,246
Yield	3.05%	2.91	2.81	3.61	4.19
Other earning assets(5)	$2,705,819	2,838,063	2,716,645	1,265,880	1,709,086
Yield	0.11%	0.10	0.10	0.11	0.11
Federal Home Loan Bank and Federal Reserve Bank Stock(3)	$159,340	157,657	162,537	200,923	247,801
Yield	2.01%	1.69	2.64	2.73	3.60
Total interest earning assets	$50,846,157	49,956,456	49,524,083	48,609,960	48,459,542
Yield	3.26%	3.32	3.49	3.58	3.75
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$8,601,262	8,570,753	8,531,415	7,789,095	7,260,940
Rate	0.11%	0.14	0.16	0.19	0.21
Money market accounts, excluding brokered deposits	$15,476,262	15,348,916	14,411,860	13,272,972	12,238,479
Rate	0.19%	0.23	0.26	0.36	0.46
Savings deposits	$1,333,297	1,219,288	1,147,667	1,114,956	1,036,024
Rate	0.02%	0.02	0.01	0.02	0.02
Time deposits under $100,000	$1,077,931	1,161,306	1,239,592	1,379,923	1,621,943
Rate	0.41%	0.56	0.74	1.03	1.43
Time deposits over $100,000	$2,714,451	2,993,996	3,302,959	3,863,821	4,772,555
Rate	0.56%	0.74	1.03	1.44	1.80
Other brokered deposits	$1,901,097	1,950,582	1,978,393	1,912,114	1,998,571
Rate	0.19%	0.20	0.23	0.23	0.25
Brokered time deposits	$1,156,510	1,418,751	1,795,982	2,232,940	2,244,429
Rate	1.35%	1.50	1.60	1.59	1.86
Total interest-bearing deposits	$32,260,810	32,663,592	32,407,868	31,565,821	31,172,941
Rate	0.24%	0.31	0.39	0.54	0.73
Federal funds purchased and securities sold under repurchase agreements	$204,053	209,448	174,316	180,342	250,232
Rate	0.07%	0.07	0.07	0.09	0.12
Other short-term borrowings	$—	—	—	46,739	550,000
Rate	—%	—	—	1.12	1.23
Long-term debt	$1,203,038	1,202,613	1,552,791	2,234,665	2,834,188
Rate	3.82%	3.63	3.96	2.71	2.36
Total interest-bearing liabilities	$33,667,901	34,075,653	34,134,975	34,027,567	34,807,361
Rate	0.36%	0.42	0.55	0.68	0.86
Non-interest-bearing demand deposits	$15,088,836	13,791,286	13,566,112	12,773,676	11,923,534
Cost of funds	0.25%	0.30	0.40	0.50	0.65
Effective cost of funds(6)	0.24%	0.28	0.37	0.48	0.62
Net interest margin	3.02%	3.04	3.12	3.10	3.13
Taxable equivalent adjustment(2)	$791	774	821	956	861

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

Net Interest Income and Rate/Volume Analysis
    The following table sets forth the major components of net interest income and the related annualized yields and rates for the six months ended June 30, 2021 and 2020, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Table 12 - Net Interest Income and Rate/Volume Analysis
	Six Months Ended June 30,						2021 Compared to 2020
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2021	2020	2021	2020	2021	2020	Volume	Rate
Assets
Interest earning assets:
Investment securities	$8,813,191	$6,649,290	$62,755	$96,593	1.42%	2.91%	$31,226	$(65,064)	$(33,838)
Trading account assets	2,947	6,240	30	76	2.01	2.45	(40)	(6)	(46)
Taxable loans, net(1)	37,853,309	38,396,237	737,891	823,156	3.94	4.31	(11,604)	(73,661)	(85,265)
Tax-exempt loans, net(1)(2)	501,848	468,330	7,452	7,820	2.99	3.36	558	(926)	(368)
Allowance for loan losses	(580,450)	(433,289)
Loans, net	37,774,707	38,431,278	745,343	830,976	3.97	4.34	(11,046)	(74,587)	(85,633)
Mortgage loans held for sale	244,940	153,786	3,516	2,502	2.87	3.25	1,469	(455)	1,014
Other loans held for sale	637,901	9,623	9,555	204	2.98	4.19	13,054	(3,703)	9,351
Other earning assets(3)	2,771,576	1,180,608	1,458	2,133	0.10	0.36	2,761	(3,436)	(675)
Federal Home Loan Bank and Federal Reserve Bank stock	158,503	265,942	1,468	4,629	1.85	3.48	(1,854)	(1,307)	(3,161)
Total interest earning assets	50,403,765	46,696,767	824,125	937,113	3.29	4.03	35,570	(148,558)	(112,988)
Cash and due from banks	545,295	536,180
Premises and equipment, net	456,537	489,246
Other real estate	1,613	13,523
Cash surrender value of bank-owned life insurance	1,053,603	963,428
Other assets(4)	2,144,615	2,075,995
Total assets	$54,605,428	$50,775,139

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$8,586,092	$6,853,463	$5,414	$11,871	0.13%	0.35%	$3,007	$(9,464)	$(6,457)
Money market accounts	17,338,644	13,580,867	17,788	48,832	0.21	0.72	13,417	(44,461)	(31,044)
Savings deposits	1,276,608	981,423	105	161	0.02	0.03	44	(100)	(56)
Time deposits	5,259,745	8,809,434	21,082	81,612	0.81	1.86	(32,741)	(27,789)	(60,530)
Federal funds purchased and securities sold under repurchase agreements	206,735	208,778	69	201	0.07	0.19	(2)	(130)	(132)
Other short-term borrowings	—	967,181	—	7,509	—	1.54	(7,386)	(123)	(7,509)
Long-term debt	1,202,827	2,756,419	22,386	35,454	3.73	2.52	(19,415)	6,347	(13,068)
Total interest-bearing liabilities	33,870,651	34,157,565	66,844	185,640	0.39	1.08	(43,076)	(75,720)	(118,796)
Non-interest-bearing deposits	14,443,645	10,666,654
Other liabilities	1,138,073	918,009
Shareholders' equity	5,153,059	5,032,911
Total liabilities and equity	$54,605,428	$50,775,139
Interest rate spread:					2.90%	2.95%
Net interest income - FTE/margin(5)			$757,281	$751,473	3.03%	3.25%	$78,646	$(72,838)	$5,808
Taxable equivalent adjustment			1,565	1,647
Net interest income, actual			$755,716	$749,826

(1)     Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2021 - $60.4 million, 2020 - $24.4 million.
(2)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(3)    Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(4)    Includes average net unrealized gains (losses) on investment securities available for sale of $76.3 million and $218.7 million for the six months ended June 30, 2021 and 2020, respectively.
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
Synovus has modeled its baseline net interest income projection assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25% and the current prime rate of 3.25%. Synovus has modeled the impact of a gradual increase in market interest rates across the yield curve of 100 and 200 bps and a gradual decline of 25 bps to determine the sensitivity of net interest income for the next twelve months. The lesser decline of the downrate scenario presented was selected in light of the low absolute level of monetary policy rates and generally incorporates an assumption that rates are floored at the zero-lower-bound. Synovus' current rate risk position is considered asset-sensitive and would be expected to benefit net interest income in a rising interest rate environment and reduce net interest income in a declining interest rate environment. A modest decline in sensitivity relative to the prior period-end is the result of a host of factors, including increased securities portfolio and the higher absolute level of long-term interest rates. The following table represents the estimated sensitivity of net interest income at June 30, 2021, with comparable information for December 31, 2020.

Table 13 - Twelve Month Net Interest Income Sensitivity
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)
Change in Short-term Interest Rates (in bps)	June 30, 2021	December 31, 2020
+200	6.3%	6.8%
+100	3.2%	3.5%
-25	(0.5)%	(0.5)%

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
LIBOR Transition
In July 2017, the FCA, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR at the end of 2021. On March 5, 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021 for the 1-week and 2-month US dollar settings and immediately after June 30, 2023 for all remaining US dollar settings.
The ARRC has proposed SOFR as its preferred rate as an alternative to LIBOR and has proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to LIBOR. As noted within "Part I - Item 1A. Risk Factors" of Synovus' 2020 Form 10-K, Synovus holds instruments that may be impacted by the discontinuance of LIBOR, which include floating rate obligations, loans, deposits, derivatives and hedges, and other financial instruments. Synovus has established a cross-functional LIBOR transition working group with representation from all business lines, support and control functions, and legal counsel that has 1) assessed the Company's current exposure to LIBOR indexed instruments and the data, systems and processes that will be impacted; 2) established a detailed implementation plan; 3) formulated communications and learning activities to support customers and colleagues; and 4) developed a formal governance structure for the transition. Loan agreement provisions for new and renewed loans include LIBOR fallback language to ensure transition from LIBOR to the new benchmark when such transition occurs. All direct exposures resulting from existing financial contracts that mature after 2021 have been inventoried and are monitored on an ongoing basis. Based on regulatory guidance, the Company currently expects to cease originating loans indexed to LIBOR no later than December 31, 2021. Synovus is expanding its product offerings, and there are currently several viable alternative reference rates being evaluated for use as potential replacements of LIBOR. We do not currently expect there to be a material financial impact to the Company or our customers regardless of which index or indices the Company selects to offer as alternatives to LIBOR.
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
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted total revenue and adjusted non-interest revenue are measures used by management to evaluate total FTE revenue and non-interest revenue exclusive of net investment securities gains (losses), changes in fair value of private equity investments, net, and fair value adjustment on non-qualified deferred compensation. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income per common share, diluted, adjusted return on average assets, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. Adjusted return on average tangible common equity is a measure used by management to compare Synovus' performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity ratio is used by management to assess the strength of our capital position. The computations of these measures are set forth in the tables below.

Table 14 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Adjusted non-interest revenue
Total non-interest revenue	$107,087	$173,484	$218,043	$277,341
Subtract/add: Investment securities (gains) losses, net	—	(69,409)	1,990	(78,144)
Subtract: Gain on sale and increase in fair value of private equity investments, net	—	(8,707)	—	(4,452)
Subtract/add: Fair value adjustment on non-qualified deferred compensation	(1,126)	(2,136)	(1,918)	257
Adjusted non-interest revenue	$105,961	$93,232	$218,115	$195,002

Adjusted non-interest expense
Total non-interest expense	$270,531	$284,141	$537,665	$560,421
Subtract: Earnout liability adjustments	(750)	(4,908)	(750)	(4,908)
Subtract: Restructuring charges	(415)	(2,822)	(946)	(6,042)
Subtract: Loss on early extinguishment of debt	—	—	—	(1,904)
Subtract/add: Fair value adjustment on non-qualified deferred compensation	(1,126)	(2,136)	(1,918)	257
Adjusted non-interest expense	$268,240	$274,275	$534,051	$547,824

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Adjusted total revenue and adjusted tangible efficiency ratio
Adjusted non-interest expense	$268,240	$274,275	$534,051	$547,824
Subtract: Amortization of intangibles	(2,379)	(2,640)	(4,758)	(5,280)
Adjusted tangible non-interest expense	$265,861	$271,635	$529,293	$542,544

Net interest income	$381,860	$376,566	$755,716	$749,826
Add: Tax equivalent adjustment	791	861	1,565	1,647
Add: Total non-interest revenue	107,087	173,484	218,043	277,341
Total FTE revenue	$489,738	$550,911	$975,324	$1,028,814
Subtract/add: Investment securities (gains) losses, net	—	(69,409)	1,990	(78,144)
Subtract: Gain on sale and increase in fair value of private equity investments, net	—	(8,707)	—	(4,452)
Subtract/add: Fair value adjustment on non-qualified deferred compensation	(1,126)	(2,136)	(1,918)	257
Adjusted total revenue	$488,612	$470,659	$975,396	$946,475
Efficiency ratio-FTE	55.24%	51.58%	55.13%	54.47%
Adjusted tangible efficiency ratio	54.41	57.71	54.26	57.32

Adjusted net income per common share, diluted
Net income available to common shareholders	$177,909	$84,901	$356,711	$115,131
Add: Earnout liability adjustments	750	4,908	750	4,908
Add: Restructuring charges	415	2,822	946	6,042
Add: Loss on early extinguishment of debt	—	—	—	1,904
Subtract/add: Investment securities (gains) losses, net	—	(69,409)	1,990	(78,144)
Subtract: Gain on sale and increase in fair value of private equity investments, net	—	(8,707)	—	(4,452)
Subtract/add: Tax effect of adjustments (1)	(105)	19,500	(743)	19,335
Adjusted net income available to common shareholders	$178,969	$34,015	$359,654	$64,724
Weighted average common shares outstanding, diluted	149,747	147,733	149,764	148,067
Adjusted net income per common share, diluted	$1.20	$0.23	$2.40	$0.44

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Adjusted return on average assets (annualized)
Net income	$186,200	$93,192	$373,292	$131,712
Add: Earnout liability adjustments	750	4,908	750	4,908
Add: Restructuring charges	415	2,822	946	6,042
Add: Loss on early extinguishment of debt	—	—	—	1,904
Subtract/add: Investment securities (gains) losses, net	—	(69,409)	1,990	(78,144)
Subtract: Gain on sale and increase in fair value of private equity investments, net	—	(8,707)	—	(4,452)
Subtract/add: Tax effect of adjustments (1)	(105)	19,500	(743)	19,335
Adjusted net income	$187,260	$42,306	$376,235	$81,305
Net income annualized	746,846	374,816	752,771	264,871
Adjusted net income annualized	751,098	170,154	758,706	163,503
Total average assets	55,017,771	52,853,685	54,605,428	50,775,139
Return on average assets (annualized)	1.36%	0.71%	1.38%	0.52%
Adjusted return on average assets (annualized)	1.37	0.32	1.39	0.32

	Three Months Ended
(dollars in thousands)	June 30, 2021	March 31, 2021	June 30, 2020
Adjusted return on average common equity and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$177,909	$178,802	$84,901
Add: Earnout liability adjustments	750	—	4,908
Add: Restructuring charges	415	531	2,822
Add/subtract: Investment securities losses (gains), net	—	1,990	(69,409)
Subtract: Gain on sale and increase in fair value of private equity investments	—	—	(8,707)
Subtract/add: Tax effect of adjustments (1)	(105)	(638)	19,500
Adjusted net income available to common shareholders	$178,969	$180,685	$34,015

Adjusted net income available to common shareholders' annualized	$717,843	$732,778	$136,808
Add: Amortization of intangibles, annualized net of tax	7,128	7,207	7,868
Adjusted net income available to common shareholders excluding amortization of intangibles annualized	$724,971	$739,985	$144,676

Net income available to common shareholders annualized	$713,591	$725,141	$341,470

Total average shareholders' equity less preferred stock	$4,632,568	$4,599,076	$4,567,254
Subtract: Goodwill	(452,390)	(452,390)	(497,267)
Subtract: Other intangible assets, net	(41,399)	(44,005)	(51,667)
Total average tangible shareholders' equity less preferred stock	$4,138,779	$4,102,681	$4,018,320
Return on average common equity (annualized)	15.40%	15.77%	7.48%
Adjusted return on average common equity (annualized)	15.50	15.93	3.00
Adjusted return on average tangible common equity (annualized)	17.52	18.04	3.60

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
(dollars in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2020
Tangible common equity ratio
Total assets	$54,938,659	$55,159,011	$54,394,159	$54,121,989
Subtract: Goodwill	(452,390)	(452,390)	(452,390)	(497,267)
Subtract: Other intangible assets, net	(40,354)	(42,733)	(45,112)	(50,392)
Tangible assets	$54,445,915	$54,663,888	$53,896,657	$53,574,330
Total shareholders' equity	$5,237,714	$5,161,717	$5,161,334	$5,052,968
Subtract: Goodwill	(452,390)	(452,390)	(452,390)	(497,267)
Subtract: Other intangible assets, net	(40,354)	(42,733)	(45,112)	(50,392)
Subtract: Preferred stock, no par value	(537,145)	(537,145)	(537,145)	(537,145)
Tangible common equity	$4,207,825	$4,129,449	$4,126,687	$3,968,164
Total shareholders' equity to total assets ratio	9.53%	9.36%	9.49%	9.34%
Tangible common equity ratio	7.73	7.55	7.66	7.41

(1) An assumed marginal tax rate of 25.3% for 2021 and 25.9% for 2020 was applied.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

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
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
    (a) None.
    (b) None.
    (c) Issuer Purchases of Equity Securities:
The Company announced on January 26, 2021 that its Board of Directors authorized share repurchases of up to $200 million in 2021. As of July 31, 2021, the remaining authorization under this program was $80.4 million.

Share Repurchases
(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2021	315	$45.92	315	$185,545
May 2021	850	47.98	850	144,734
June 2021	781	47.65	781	107,532
Total	1,946	$47.51	1,946

(1)    The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
The foregoing repurchases during the second quarter of 2021 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

SYNOVUS FINANCIAL CORP.

August 4, 2021	By:	/s/ Andrew J. Gregory, Jr.
Date		Andrew J. Gregory, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)