Form 10-Q
period 2021-09-30
SYNOVUS FINANCIAL CORP
filed 2021-11-03
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
Commission file number 1-10312

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

______________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 31, 2021, 145,510,920 shares of the registrant's common stock, $1.00 par value, were outstanding.

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
bp(s) – Basis point(s)
BSBY – Bloomberg Short-Term Bank Yield Index
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
ii

Synovus – Synovus Financial Corp.
Synovus Bank – A Georgia state-chartered bank and wholly-owned subsidiary of Synovus through which Synovus conducts its banking operations
Synovus' 2020 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2020
Synovus Forward – Synovus' revenue growth and expense efficiency initiatives announced in January of 2020
Synovus Securities – Synovus Securities, Inc., a wholly-owned subsidiary of Synovus
Synovus Trust – Synovus Trust Company, N.A., a wholly-owned subsidiary of Synovus Bank
TDR – Troubled debt restructuring (as defined in ASC 310-40)
TE- Taxable equivalent
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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$483,035	$531,579
Interest-bearing funds with Federal Reserve Bank	2,103,497	3,586,565
Interest earning deposits with banks	23,261	20,944
Federal funds sold and securities purchased under resale agreements	77,627	113,829
Total cash, cash equivalents, and restricted cash	2,687,420	4,252,917
Investment securities available for sale, at fair value	10,481,071	7,962,438
Loans held for sale (includes $152,258 and $216,647 measured at fair value, respectively)	550,948	760,123
Loans, net of deferred fees and costs	38,341,030	38,252,984
Allowance for loan losses	(492,243)	(605,736)
Loans, net	37,848,787	37,647,248
Cash surrender value of bank-owned life insurance	1,065,256	1,049,373
Premises, equipment, and software, net	423,933	463,959
Goodwill	452,390	452,390
Other intangible assets, net	37,975	45,112
Other assets	1,961,349	1,760,599
Total assets	$55,509,129	$54,394,159
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$15,787,882	$13,477,854
Interest-bearing deposits	31,900,537	33,213,717
Total deposits	47,688,419	46,691,571
Federal funds purchased and securities sold under repurchase agreements	262,548	227,922
Other short-term borrowings	—	7,717
Long-term debt	1,203,761	1,202,494
Other liabilities	1,101,599	1,103,121
Total liabilities	50,256,327	49,232,825
Shareholders' Equity
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,143 shares; issued 169,170,589 and 168,132,522; outstanding 145,483,994 and 148,039,495	169,171	168,133
Additional paid-in capital	3,883,289	3,851,208
Treasury stock, at cost; 23,686,595 and 20,093,027 shares	(898,707)	(731,806)
Accumulated other comprehensive (loss) income, net	(5,462)	158,635
Retained earnings	1,567,366	1,178,019
Total shareholders' equity	5,252,802	5,161,334
Total liabilities and shareholders' equity	$55,509,129	$54,394,159

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Interest income:
Loans, including fees	$369,323	$384,275	$1,113,102	$1,213,609
Investment securities available for sale	35,876	43,196	98,631	139,784
Loans held for sale	5,540	6,341	18,611	9,047
Federal Reserve Bank balances	1,214	285	2,597	2,187
Other earning assets	551	1,453	2,123	6,389
Total interest income	412,504	435,550	1,235,064	1,371,016
Interest expense:
Deposits	16,086	43,194	60,475	185,670
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	36	176	104	7,885
Long-term debt	11,465	15,190	33,851	50,645
Total interest expense	27,587	58,560	94,430	244,200
Net interest income	384,917	376,990	1,140,634	1,126,816
(Reversal of) provision for credit losses	(7,868)	43,383	(51,041)	343,956
Net interest income after (reversal of) provision for credit losses	392,785	333,607	1,191,675	782,860
Non-interest revenue:
Service charges on deposit accounts	22,641	17,813	64,089	54,069
Fiduciary and asset management fees	19,786	15,885	56,545	46,009
Card fees	13,238	10,823	38,538	30,959
Brokerage revenue	14,745	10,604	41,644	32,987
Mortgage banking income	11,155	31,229	47,312	66,987
Capital markets income	8,089	5,690	18,929	22,984
Income from bank-owned life insurance	6,820	7,778	22,851	21,572
Investment securities gains (losses), net	962	(1,550)	(1,028)	76,594
Other non-interest revenue	17,519	16,139	44,117	39,591
Total non-interest revenue	114,955	114,411	332,997	391,752
Non-interest expense:
Salaries and other personnel expense	160,364	154,994	482,408	464,268
Net occupancy, equipment, and software expense	43,483	41,554	126,442	125,475
Third-party processing and other services	19,446	21,827	63,897	67,193
Professional fees	6,739	13,377	23,771	39,358
FDIC insurance and other regulatory fees	5,212	6,793	16,338	18,922
Goodwill impairment	—	44,877	—	44,877
Other operating expenses	31,788	33,233	91,841	116,983
Total non-interest expense	267,032	316,655	804,697	877,076
Income before income taxes	240,708	131,363	719,975	297,536
Income tax expense	53,935	39,789	159,910	74,250
Net income	186,773	91,574	560,065	223,286
Less: Preferred stock dividends	8,291	8,291	24,872	24,872
Net income available to common shareholders	$178,482	$83,283	$535,193	$198,414
Net income per common share, basic	$1.22	$0.57	$3.63	$1.35
Net income per common share, diluted	1.21	0.56	3.59	1.34
Weighted average common shares outstanding, basic	146,308	147,314	147,622	147,304
Weighted average common shares outstanding, diluted	147,701	147,976	149,069	148,037

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,
	2021			2020
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$240,708	$(53,935)	$186,773	$131,363	$(39,789)	$91,574
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	(55,472)	14,035	(41,437)	(29,428)	7,622	(21,806)
Reclassification adjustment for realized (gains) losses included in net income	(962)	243	(719)	1,550	(401)	1,149
Net change	(56,434)	14,278	(42,156)	(27,878)	7,221	(20,657)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(8,081)	2,044	(6,037)	(8,954)	2,319	(6,635)
Reclassification adjustment for realized (gains) losses included in net income	(4,009)	1,014	(2,995)	(1,031)	267	(764)
Net change	(12,090)	3,058	(9,032)	(9,985)	2,586	(7,399)
Total other comprehensive income (loss)	$(68,524)	$17,336	$(51,188)	$(37,863)	$9,807	$(28,056)
Comprehensive income			$135,585			$63,518

	Nine Months Ended September 30,
	2021			2020
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$719,975	$(159,910)	$560,065	$297,536	$(74,250)	$223,286
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	(174,371)	45,091	(129,280)	116,975	(30,297)	86,678
Reclassification adjustment for realized (gains) losses included in net income	1,028	(272)	756	(76,594)	19,838	(56,756)
Net change	(173,343)	44,819	(128,524)	40,381	(10,459)	29,922
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(39,061)	10,404	(28,657)	108,508	(28,104)	80,404
Reclassification adjustment for realized (gains) losses included in net income	(9,265)	2,349	(6,916)	(1,421)	368	(1,053)
Net change	(48,326)	12,753	(35,573)	107,087	(27,736)	79,351
Total other comprehensive income (loss)	$(221,669)	$57,572	$(164,097)	$147,468	$(38,195)	$109,273
Comprehensive income			$395,968			$332,559

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 30, 2021	$537,145	$169,108	$3,872,949	$(824,197)	$45,726	$1,436,983	$5,237,714
Net income	—	—	—	—	—	186,773	186,773
Other comprehensive income (loss), net of income taxes	—	—	—	—	(51,188)	—	(51,188)
Cash dividends declared on common stock - $0.33 per share	—	—	—	—	—	(48,099)	(48,099)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(8,291)	(8,291)
Repurchases of common stock including costs to repurchase	—	—	—	(74,635)	—	—	(74,635)
Issuance of common stock for earnout payment	—	—	4,955	125	—	—	5,080
Restricted share unit vesting and taxes paid related to net share settlement	—	37	(650)	—	—	—	(613)
Stock options exercised, net	—	26	520	—	—	—	546
Share-based compensation expense	—	—	5,515	—	—	—	5,515
Balance at September 30, 2021	$537,145	$169,171	$3,883,289	$(898,707)	$(5,462)	$1,567,366	$5,252,802

Balance at June 30, 2020	$537,145	$167,406	$3,826,726	$(731,806)	$202,970	$1,050,527	$5,052,968
Net income	—	—	—	—	—	91,574	91,574
Other comprehensive income (loss), net of income taxes	—	—	—	—	(28,056)	—	(28,056)
Cash dividends declared on common stock - $0.33 per share	—	—	—	—	—	(48,614)	(48,614)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(8,291)	(8,291)
Restricted share unit vesting and taxes paid related to net share settlement	—	2	434	—	—	(460)	(24)
Stock options exercised, net	—	3	30	—	—	—	33
Share-based compensation expense	—	—	4,952	—	—	—	4,952
Balance at September 30, 2020	$537,145	$167,411	$3,832,142	$(731,806)	$174,914	$1,084,736	$5,064,542

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at December 31, 2020	$537,145	$168,133	$3,851,208	$(731,806)	$158,635	$1,178,019	$5,161,334
Net income	—	—	—	—	—	560,065	560,065
Other comprehensive income (loss), net of income taxes	—	—	—	—	(164,097)	—	(164,097)
Cash dividends declared on common stock - $0.99 per share	—	—	—	—	—	(145,843)	(145,843)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(24,872)	(24,872)
Repurchases of common stock including costs to repurchase	—	—	—	(167,142)	—	—	(167,142)
Issuance of common stock for earnout payment	—	—	4,955	125	—	—	5,080
Restricted share unit vesting and taxes paid related to net share settlement	—	343	(7,535)	—	—	—	(7,192)
Stock options exercised, net	—	695	14,730	—	—	—	15,425
Warrants exercised with net settlement and common stock reissued	—	—	(113)	116	—	(3)	—
Share-based compensation expense	—	—	20,044	—	—	—	20,044
Balance at September 30, 2021	$537,145	$169,171	$3,883,289	$(898,707)	$(5,462)	$1,567,366	$5,252,802

Balance at December 31, 2019	$537,145	$166,801	$3,819,336	$(715,560)	$65,641	$1,068,327	$4,941,690
Cumulative-effect of change in accounting principle for credit losses (ASU 2016-13), net of tax	—	—	—	—	—	(35,721)	(35,721)
Net income	—	—	—	—	—	223,286	223,286
Other comprehensive income (loss), net of income taxes	—	—	—	—	109,273	—	109,273
Cash dividends declared on common stock - $0.99 per share	—	—	—	—	—	(145,824)	(145,824)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(24,872)	(24,872)
Repurchases of common stock including costs to repurchase	—	—	—	(16,246)	—	—	(16,246)
Restricted share unit vesting and taxes paid related to net share settlement	—	381	(7,349)	—	—	(460)	(7,428)
Stock options exercised, net	—	229	6,282	—	—	—	6,511
Share-based compensation expense	—	—	13,873	—	—	—	13,873
Balance at September 30, 2020	$537,145	$167,411	$3,832,142	$(731,806)	$174,914	$1,084,736	$5,064,542

(1)    For the three months ended September 30, 2021 and 2020, dividends per share were $0.39 and $0.37 for Series D and Series E Preferred Stock, respectively.
(2)    For the nine months ended September 30, 2021 and 2020, dividends per share were $1.18 and $1.10 for Series D and Series E Preferred Stock, respectively.
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Operating Activities
Net income	$560,065	$223,286
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	(51,041)	343,956
Depreciation, amortization, and accretion, net	124,065	77,385
Deferred income tax expense (benefit)	36,213	(60,433)
Originations of loans held for sale	(2,872,628)	(2,221,302)
Proceeds from sales and payments on loans held for sale	3,117,269	1,657,738
Gain on sales of loans held for sale, net	(36,930)	(50,001)
Increase in other assets	(27,443)	(397,220)
(Decrease) increase in other liabilities	(28,741)	234,018
Investment securities losses (gains), net	1,028	(76,594)
Goodwill impairment	—	44,877
Share-based compensation expense	21,485	13,873
Other	—	2,057
Net cash provided by (used in) operating activities	843,342	(208,360)
Investing Activities
Proceeds from maturities and principal collections of investment securities available for sale	2,279,073	1,567,889
Proceeds from sales of investment securities available for sale	223,977	2,529,722
Purchases of investment securities available for sale	(5,447,210)	(4,778,166)
Proceeds from sales of loans	105,753	1,293,366
Purchases of loans	(1,494,924)	—
Net decrease (increase) in loans	1,238,658	(3,703,203)
Net (purchases) redemptions of Federal Home Loan Bank stock	(1,200)	96,772
Net purchases of Federal Reserve Bank stock	(1,210)	(454)
Net proceeds from settlement (purchases) of bank-owned life insurance policies	7,094	(248,023)
Net increase in premises, equipment and software	(19,996)	(22,786)
Other	8,852	41,345
Net cash used in investing activities	(3,101,133)	(3,223,538)
Financing Activities
Net increase in deposits	996,848	6,259,108
Net increase in federal funds purchased and securities sold under repurchase agreements	34,626	36,655
Net decrease in other short-term borrowings	(7,717)	(1,353,560)
Repayments and redemption of long-term debt	—	(1,776,913)
Proceeds from issuance of long-term debt, net	—	1,248,441
Dividends paid to common shareholders	(146,578)	(141,353)
Dividends paid to preferred shareholders	(24,872)	(24,872)
Repurchases of common stock	(167,142)	(16,246)
Issuances, net of taxes paid, under equity compensation plans	8,233	(917)
Other	(1,104)	—
Net cash provided by financing activities	692,294	4,230,343
(Decrease) increase in cash and cash equivalents including restricted cash	(1,565,497)	798,445
Cash, cash equivalents, and restricted cash, at beginning of period	4,252,917	1,186,918
Cash, cash equivalents, and restricted cash at end of period	$2,687,420	$1,985,363

Supplemental Disclosures:
Income taxes paid	$150,722	$68,253
Interest paid	108,889	267,582
Non-cash Activities
Securities sold during the period but settled after period end	196,289	—
Premises and equipment transferred to other assets held for sale	22,725	—
Loans foreclosed and transferred to other real estate	964	2,163
Loans transferred (from) to other loans held for sale at fair value	(1,462)	46,178
Dividends declared on common stock during the period but paid after period-end	48,099	48,614
Dividends declared on preferred stock during the period but paid after period-end	5,141	5,141
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
Immaterial Correction of Prior Period Financial Statements
During the third quarter of 2021, the Company made corrections to proceeds and purchases of investment securities available for sale by adjusting for the impact of timing differences associated with unsettled trades that crossed certain reporting periods. The Company concluded that the corrections were not material to any prior or current periods from a combined qualitative and quantitative perspective.
A summary of corrections is presented below.

Corrected Consolidated Statement of Cash Flows
(unaudited)
	Nine months ended September 30, 2020
(in thousands)	As Reported	Adjustment	As Corrected

Investing Activities
Proceeds from sales of investment securities available for sale	$3,932,368	$(1,402,646)	$2,529,722
Purchases of investment securities available for sale	(6,180,812)	1,402,646	(4,778,166)
Net cash used in investing activities	$(3,223,538)	$—	$(3,223,538)

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
ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services - Depository and Lending (Topic 942), and Financial Services-Investment Companies (Topic 946). In August 2021, the FASB issued ASU 2021-06 which amends SEC paragraphs in the codification pursuant to SEC Final Rule Releases No. 33-10786 and No. 33-10835. These rule releases amend disclosure requirements applicable to acquisitions and dispositions of businesses and also amend statistical disclosures that banks and bank holding companies provide to investors. ASU 2021-06 eliminates disclosures that overlap with SEC rules or US GAAP. The amendments in this ASU were effective upon its addition to the FASB codification with no material effect to the unaudited financial statements.
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

Note 2 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at September 30, 2021 and December 31, 2020 are summarized below.

	September 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$120,212	$116	$(2,435)	$117,893
U.S. Government agency securities	53,213	1,776	—	54,989
Mortgage-backed securities issued by U.S. Government agencies	879,188	1,441	(8,412)	872,217
Mortgage-backed securities issued by U.S. Government sponsored enterprises	7,280,571	65,605	(75,243)	7,270,933
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,060,803	7,736	(11,051)	1,057,488
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	431,569	11,358	(4,404)	438,523
Asset-backed securities	650,000	—	—	650,000
Corporate debt securities and other debt securities	18,284	744	—	19,028
Total investment securities available for sale	$10,493,840	$88,776	$(101,545)	$10,481,071

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$20,257	$—	$—	$20,257
U.S. Government agency securities	79,638	2,682	—	82,320
Mortgage-backed securities issued by U.S. Government agencies	1,216,012	7,930	(5,925)	1,218,017
Mortgage-backed securities issued by U.S. Government sponsored enterprises	4,865,858	134,188	—	5,000,046
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,245,644	15,309	(10,576)	1,250,377
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	354,244	16,677	—	370,921
Corporate debt securities and other debt securities	20,211	457	(168)	20,500
Total investment securities available for sale	$7,801,864	$177,243	$(16,669)	$7,962,438

At September 30, 2021 and December 31, 2020, investment securities with a carrying value of $3.74 billion and $3.84 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2021 and December 31, 2020 are presented below.

	September 30, 2021
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$47,398	$(2,435)	$—	$—	$47,398	$(2,435)
Mortgage-backed securities issued by U.S. Government agencies	627,822	(6,566)	162,587	(1,846)	790,409	(8,412)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	5,364,111	(75,243)	—	—	5,364,111	(75,243)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	199,534	(1,572)	573,494	(9,479)	773,028	(11,051)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	161,573	(4,404)	—	—	161,573	(4,404)
Total	$6,400,438	$(90,220)	$736,081	$(11,325)	$7,136,519	$(101,545)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	$566,896	$(5,925)	$—	$—	$566,896	$(5,925)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	803,429	(10,576)	—	—	803,429	(10,576)
Corporate debt securities and other debt securities	9,337	(168)	—	—	9,337	(168)
Total	$1,379,662	$(16,669)	$—	$—	$1,379,662	$(16,669)

As of September 30, 2021, Synovus had 135 investment securities in a loss position for less than twelve months and 15 investment securities in a loss position for twelve months or longer. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses. As such, no write-downs to the amortized cost basis of the portfolio were recorded at September 30, 2021.
At September 30, 2021, no ACL was established for investment securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. U.S. Treasury and agency securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government, an agency of the United States government, or a government sponsored enterprise.
The amortized cost and fair value by contractual maturity of investment securities available for sale at September 30, 2021 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at September 30, 2021
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$20,350	$—	$99,862	$—	$120,212
U.S. Government agency securities	756	321	52,136	—	53,213
Mortgage-backed securities issued by U.S. Government agencies	—	952	140	878,096	879,188
Mortgage-backed securities issued by U.S. Government sponsored enterprises	59	—	71,559	7,208,953	7,280,571
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	165	1,060,638	1,060,803
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	109,227	231,245	91,097	431,569
Asset-backed securities	650,000	—	—	—	650,000
Corporate debt securities and other debt securities	—	9,502	8,782	—	18,284
Total amortized cost	$671,165	$120,002	$463,889	$9,238,784	$10,493,840

Fair Value
U.S. Treasury securities	$20,350	$—	$97,543	$—	$117,893
U.S. Government agency securities	769	326	53,894	—	54,989
Mortgage-backed securities issued by U.S. Government agencies	—	989	146	871,082	872,217
Mortgage-backed securities issued by U.S. Government sponsored enterprises	60	—	74,540	7,196,333	7,270,933
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	172	1,057,316	1,057,488
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	112,628	230,898	94,997	438,523
Asset-backed securities	650,000	—	—	—	650,000
Corporate debt securities and other debt securities	—	9,815	9,213	—	19,028
Total fair value	$671,179	$123,758	$466,406	$9,219,728	$10,481,071

Gross gains and gross losses on sales of securities available for sale for the three and nine months ended September 30, 2021 and 2020 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Gross realized gains on sales	$962	$—	$962	$83,840
Gross realized losses on sales	—	(1,550)	(1,990)	(7,246)
Investment securities gains (losses), net	$962	$(1,550)	$(1,028)	$76,594

Note 3 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of September 30, 2021 and December 31, 2020.

	September 30, 2021
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$11,671,000	$21,115	$1,573	$22,688	$45,198	$32,151	$11,771,037
Owner-occupied	7,147,006	2,923	688	3,611	6,792	6,342	7,163,751
Total commercial and industrial	18,818,006	24,038	2,261	26,299	51,990	38,493	18,934,788
Investment properties	9,440,485	945	291	1,236	4,345	2,397	9,448,463
1-4 family properties	608,807	927	1,254	2,181	2,419	467	613,874
Land and development	475,911	62	14	76	1,936	—	477,923
Total commercial real estate	10,525,203	1,934	1,559	3,493	8,700	2,864	10,540,260
Consumer mortgages	5,065,749	5,162	47	5,209	37,040	501	5,108,499
Home equity lines	1,293,685	5,549	332	5,881	8,688	—	1,308,254
Credit cards	290,464	1,280	1,282	2,562	—	—	293,026
Other consumer loans	2,131,641	16,894	479	17,373	7,189	—	2,156,203
Total consumer	8,781,539	28,885	2,140	31,025	52,917	501	8,865,982
Loans, net of deferred fees and costs	$38,124,748	$54,857	$5,960	$60,817	$113,607	$41,858	$38,341,030

	December 31, 2020
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$12,321,514	$10,256	$996	$11,252	$55,527	$21,859	$12,410,152
Owner-occupied	7,087,992	1,913	92	2,005	20,019	—	7,110,016
Total commercial and industrial	19,409,506	12,169	1,088	13,257	75,546	21,859	19,520,168
Investment properties	9,075,843	2,751	154	2,905	24,631	—	9,103,379
1-4 family properties	621,492	3,548	36	3,584	2,383	1,236	628,695
Land and development	591,048	422	—	422	1,899	264	593,633
Total commercial real estate	10,288,383	6,721	190	6,911	28,913	1,500	10,325,707
Consumer mortgages	5,495,415	8,851	485	9,336	8,740	—	5,513,491
Home equity lines	1,521,575	4,006	—	4,006	12,145	—	1,537,726
Credit cards	276,778	2,363	1,877	4,240	—	—	281,018
Other consumer loans	1,062,899	9,122	477	9,599	2,376	—	1,074,874
Total consumer	8,356,667	24,342	2,839	27,181	23,261	—	8,407,109
Loans, net of deferred fees and costs	$38,054,556	$43,232	$4,117	$47,349	$127,720	$23,359	$38,252,984

Interest income on non-accrual loans outstanding that would have been recorded if the loans had been current and performing in accordance with their original terms was $4.1 million and $4.3 million for the three months ended September 30, 2021 and 2020, respectively, and $10.1 million and $9.2 million for the nine months ended September 30, 2021 and 2020, respectively. Of the interest income recognized during the three months ended September 30, 2021 and 2020, cash-basis interest income was $454 thousand and $1.3 million, respectively. Cash-basis interest income was $1.6 million and $2.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Pledged Loans
Loans with carrying values of $14.29 billion and $15.05 billion, respectively, were pledged as collateral for borrowings and capacity at September 30, 2021 and December 31, 2020, respectively, to the FHLB and Federal Reserve Bank.
Portfolio Segment Risk Factors
The risk characteristics and collateral information of each portfolio segment are as follows:
Commercial and Industrial Loans - The C&I loan portfolio is comprised of general middle market and commercial banking clients across a diverse set of industries. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. These loans are secured by collateral such as business equipment, inventory, and real estate. Whether for real estate or non-real estate purpose, credit decisions on loans in the C&I portfolio are based on cash flow from the operations of the business as the primary source of repayment of the debt, with underlying real estate or other collateral being the secondary source of repayment. PPP loans, which are categorized as C&I loans, were $782.2 million at September 30, 2021 and are guaranteed by the SBA.
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
Consumer Loans - The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network including first and second residential mortgages, HELOCs, and credit card loans, as well as home improvement loans, student, personal, and auto loans from third-party lending ("other consumer loans"). Together, consumer mortgages and HELOCs comprise the majority of Synovus' consumer loans and are secured by first and second liens on residential real estate primarily located in the markets served by Synovus. The primary source of repayment for all consumer loans is generally the personal income of the borrower(s).
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

The following tables summarize each loan portfolio class by risk grade and origination year as of September 30, 2021 and December 31, 2020 as required under CECL.

	September 30, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2021	2020	2019	2018	2017	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$2,138,319	$1,487,509	$1,029,770	$688,243	$495,111	$1,022,111	$4,456,088	$44,065	$11,361,216
Special Mention	3,019	22,126	14,454	7,994	3,416	2,118	85,126	422	138,675
Substandard(1)	12,311	58,283	43,888	10,648	21,137	36,784	71,188	984	255,223
Doubtful(2)	447	—	2,449	13,015	—	—	12	—	15,923
Total commercial, financial and agricultural	2,154,096	1,567,918	1,090,561	719,900	519,664	1,061,013	4,612,414	45,471	11,771,037
Owner-occupied
Pass	1,124,258	1,302,576	1,169,910	898,921	793,353	1,265,310	419,099	—	6,973,427
Special Mention	647	1,646	10,783	12,780	6,693	23,689	—	—	56,238
Substandard(1)	1,689	2,777	19,333	51,223	26,089	26,633	—	—	127,744
Doubtful(2)	—	—	—	6,342	—	—	—	—	6,342
Total owner-occupied	1,126,594	1,306,999	1,200,026	969,266	826,135	1,315,632	419,099	—	7,163,751
Total commercial and industrial	3,280,690	2,874,917	2,290,587	1,689,166	1,345,799	2,376,645	5,031,513	45,471	18,934,788
Investment properties
Pass	1,591,349	1,536,934	2,046,139	1,217,911	782,607	1,466,183	289,154	—	8,930,277
Special Mention	6,127	228	59,292	124,165	77,438	95,525	54,635	—	417,410
Substandard(1)	1,453	330	8,780	48,755	13,516	27,851	91	—	100,776
Total investment properties	1,598,929	1,537,492	2,114,211	1,390,831	873,561	1,589,559	343,880	—	9,448,463
1-4 family properties
Pass	226,200	109,045	56,027	50,133	59,219	68,597	32,504	—	601,725
Special Mention	195	210	—	—	—	243	—	—	648
Substandard(1)	1,600	—	832	4,996	917	2,643	513	—	11,501
Total 1-4 family properties	227,995	109,255	56,859	55,129	60,136	71,483	33,017	—	613,874

	September 30, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2021	2020	2019	2018	2017	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Land and development
Pass	80,340	50,844	105,188	66,822	61,539	64,609	36,134	—	465,476
Special Mention	—	815	1,926	839	17	343	—	—	3,940
Substandard(1)	—	963	60	3,196	825	3,463	—	—	8,507
Total land and development	80,340	52,622	107,174	70,857	62,381	68,415	36,134	—	477,923
Total commercial real estate	1,907,264	1,699,369	2,278,244	1,516,817	996,078	1,729,457	413,031	—	10,540,260
Consumer mortgages
Pass	938,232	1,660,740	646,572	257,873	445,631	1,104,999	655	—	5,054,702
Substandard(1)	527	3,663	4,796	12,501	5,747	26,342	—	—	53,576
Loss(3)	—	—	—	—	—	221	—	—	221
Total consumer mortgages	938,759	1,664,403	651,368	270,374	451,378	1,131,562	655	—	5,108,499
Home equity lines
Pass	—	—	—	—	—	—	1,222,184	70,330	1,292,514
Substandard(1)	—	—	—	—	—	—	8,843	5,749	14,592
Doubtful(2)	—	—	—	—	—	—	—	18	18
Loss(3)	—	—	—	—	—	—	989	141	1,130
Total home equity lines	—	—	—	—	—	—	1,232,016	76,238	1,308,254
Credit cards
Pass	—	—	—	—	—	—	291,744	—	291,744
Substandard(1)	—	—	—	—	—	—	469	—	469
Loss(4)	—	—	—	—	—	—	813	—	813
Total credit cards	—	—	—	—	—	—	293,026	—	293,026
Other consumer loans
Pass	599,241	801,239	153,525	58,391	83,428	108,650	343,651	—	2,148,125
Substandard(1)	368	825	1,936	1,438	2,412	901	176	—	8,056
Loss(4)	—	—	—	—	—	22	—	—	22
Total other consumer loans	599,609	802,064	155,461	59,829	85,840	109,573	343,827	—	2,156,203
Total consumer	1,538,368	2,466,467	806,829	330,203	537,218	1,241,135	1,869,524	76,238	8,865,982
Loans, net of deferred fees and costs	$6,726,322	$7,040,753	$5,375,660	$3,536,186	$2,879,095	$5,347,237	$7,314,068	$121,709	$38,341,030

(1)    The majority of loans within Substandard risk grade are accruing loans at September 30, 2021.
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
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three and nine months ended September 30, 2021.

Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the three and nine months ended September 30, 2021 and 2020.

	As Of and For the Three Months Ended September 30, 2021
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at June 30, 2021	$254,938	$92,113	$169,657	$516,708
Charge-offs	(20,230)	(718)	(8,933)	(29,881)
Recoveries	1,760	4,535	3,070	9,365
(Reversal of) provision for loan losses	(5,961)	(4,278)	6,290	(3,949)
Ending balance at September 30, 2021	$230,507	$91,652	$170,084	$492,243

	As Of and For the Three Months Ended September 30, 2020
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at June 30, 2020	$229,915	$171,526	$187,207	$588,648
Charge-offs	(19,367)	(6,878)	(9,101)	(35,346)
Recoveries	3,796	1,225	1,859	6,880
Provision for (reversal of) loan losses	46,256	(22,068)	19,430	43,618
Ending balance at September 30, 2020	$260,600	$143,805	$199,395	$603,800

	As Of and For the Nine Months Ended September 30, 2021
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2020	$229,555	$130,742	$245,439	$605,736
Charge-offs	(48,374)	(14,877)	(22,808)	(86,059)
Recoveries	6,027	5,938	6,828	18,793
Provision for (reversal of) loan losses	43,299	(30,151)	(59,375)	(46,227)
Ending balance at September 30, 2021	$230,507	$91,652	$170,084	$492,243

	As Of and For the Nine Months Ended September 30, 2020
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2019	$145,782	$67,430	$68,190	$281,402
Impact from adoption of ASC 326	(2,310)	(651)	85,955	82,994
Beginning balance, after adoption of ASC 326, at January 1, 2020	$143,472	$66,779	$154,145	$364,396
Charge-offs	(57,497)	(8,585)	(23,917)	(89,999)
Recoveries	8,798	2,160	6,468	17,426
Provision for loan losses	165,827	83,451	62,699	311,977
Ending balance at September 30, 2020	$260,600	$143,805	$199,395	$603,800

The ALL of $492.2 million and the reserve for unfunded commitments of $43.0 million, which is recorded in other liabilities, comprise the total ACL of $535.2 million at September 30, 2021. The ACL decreased $118.3 million from December 31, 2020, resulting in an ACL to loans coverage ratio of 1.40% at September 30, 2021.
The ACL is estimated using a two-year reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reverts on a straight-line basis back to the historical rates over a one-year period. Synovus utilizes multiple economic forecast scenarios sourced from a reputable third-party provider and probability-weighted internally. The scenarios include a baseline forecast, an upside scenario reflecting an accelerated recovery, a downside scenario that reflects adverse economic conditions, and an additional adverse scenario that assumes consistent slow growth that is less optimistic than the baseline. At September 30, 2021, economic scenario weights incorporated a 45% downside bias compared to 40% at June 30, 2021. The baseline outlook used in the September 30, 2021 estimate showed stable economic conditions with the unemployment rate at 4.6% by the end of 2021, compared to 4.5% used in the second quarter of 2021’s ACL estimate. The baseline economic scenario includes the impacts of enacted and certain proposed government spending measures.
Reversal of provision for credit losses includes the reversals of provisions for loan losses and unfunded commitments. The reversal of provision for credit losses of $7.9 million and $51.0 million for the three and nine months ended September 30, 2021, respectively, included net charge-offs of $20.5 million and $67.3 million, respectively. The reversal of provision for credit losses and related reduction in the ACL primarily resulted from the continued improvement in the credit outlook for the portfolio. This was partially offset by $10.0 million and $35.8 million in reserves added as a result of purchases of $453.3 million and $1.49 billion of third-party lending loans for the three and nine months ended September 30, 2021, respectively, as well as net growth in loans.

TDRs
Information about Synovus' TDRs is presented in the following tables. Synovus began entering into loan modifications with borrowers in response to the COVID-19 pandemic, some of which have not been classified as TDRs, and therefore are not included in the discussion below. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in Synovus' 2020 Form 10-K for information on Synovus' loan modifications due to COVID-19. The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the three and nine months ended September 30, 2021 and 2020 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Three Months Ended September 30, 2021
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	44	$3,437	$2,642	$6,079
Owner-occupied	10	2,488	469	2,957
Total commercial and industrial	54	5,925	3,111	9,036
Investment properties	2	637	—	637
1-4 family properties	3	—	84	84
Land and development	2	636	17	653
Total commercial real estate	7	1,273	101	1,374
Consumer mortgages	8	1,167	477	1,644
Home equity lines	16	2,655	—	2,655
Other consumer loans	7	44	476	520
Total consumer	31	3,866	953	4,819
Total TDRs	92	$11,064	$4,165	$15,229	(2)

	Three Months Ended September 30, 2020
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	42	$3,335	$670	$4,005
Owner-occupied	7	1,753	—	1,753
Total commercial and industrial	49	5,088	670	5,758
Investment properties	2	294	93	387
1-4 family properties	5	74	114	188
Land and development	1	40	—	40
Total commercial real estate	8	408	207	615
Consumer mortgages	3	496	23	519
Home equity lines	17	471	648	1,119
Other consumer loans	3	48	85	133
Total consumer	23	1,015	756	1,771
Total TDRs	80	$6,511	$1,633	$8,144	(3)

(1)    Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the three months ending September 30, 2021 and 2020.
(2)    No net charge-offs were recorded during the three months ended September 30, 2021.
(3)    No net charge-offs were recorded during the three months ended September 30, 2020.

	Nine Months Ended September 30, 2021
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	102	$8,440	$6,379	$14,819
Owner-occupied	20	4,897	867	5,764
Total commercial and industrial	122	13,337	7,246	20,583
Investment properties	8	3,040	—	3,040
1-4 family properties	10	621	123	744
Land and development	4	1,003	59	1,062
Total commercial real estate	22	4,664	182	4,846
Consumer mortgages	10	1,498	477	1,975
Home equity lines	43	4,142	258	4,400
Other consumer loans	93	360	5,340	5,700
Total consumer	146	6,000	6,075	12,075
Total TDRs	290	$24,001	$13,503	$37,504	(2)

	Nine Months Ended September 30, 2020
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	118	$8,562	$4,681	$13,243
Owner-occupied	19	3,573	1,530	5,103
Total commercial and industrial	137	12,135	6,211	18,346
Investment properties	6	28,963	93	29,056
1-4 family properties	15	867	1,105	1,972
Land and development	3	581	—	581
Total commercial real estate	24	30,411	1,198	31,609
Consumer mortgages	19	1,568	2,589	4,157
Home equity lines	50	926	2,530	3,456
Other consumer loans	50	145	2,779	2,924
Total consumer	119	2,639	7,898	10,537
Total TDRs	280	$45,185	$15,307	$60,492	(3)

(1)    Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the nine months ending September 30, 2021 and 2020.
(2)    No net charge-offs were recorded during the nine months ended September 30, 2021.
(3)    No net charge-offs were recorded during the nine months ended September 30, 2020.
For the three and nine months ended September 30, 2021 respectively, there were two defaults with a recorded investment of $536 thousand and seven defaults with a recorded investment of $708 thousand on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments) compared to one default with a recorded investment of $21 thousand and five defaults with a recorded investment of $666 thousand, respectively, for the three and nine months ended September 30, 2020. As of September 30, 2021 and December 31, 2020, there were no commitments to lend a material amount of additional funds to any client whose loan was classified as a TDR.

Note 4 - Goodwill and Other Intangible Assets
Goodwill allocated to each reporting unit at September 30, 2021 and December 31, 2020 is presented as follows:

(in thousands)	September 30, 2021	December 31, 2020
Community Banking Reporting Unit	$256,323	$256,323
Wholesale Banking Reporting Unit	171,636	171,636
Consumer Mortgage Reporting Unit	—	—
Wealth Management Reporting Unit	24,431	24,431
Total Goodwill	$452,390	$452,390

The following table presents changes in the carrying amount of goodwill for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$452,390	$497,267	$452,390	$497,267
Changes during the period from:
Goodwill impairment	—	(44,877)	—	(44,877)
Balance at end of period	$452,390	$452,390	$452,390	$452,390

Goodwill is evaluated for impairment on an annual basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). Synovus performs its annual evaluation of goodwill impairment during the fourth quarter of each year. During the three months ended September 30, 2020, Synovus recorded a $44.9 million non-cash goodwill impairment charge representing all of the goodwill allocated to the Consumer Mortgage reporting unit resulting from a combination of factors, including the extended duration of lower market valuations, high volumes in refinance activity that have reduced mortgage yields, and the clarity around longer term policy actions designed to keep interest rates low. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 7 - Goodwill and Other Intangible Assets" to the consolidated financial statements of Synovus' 2020 Form 10-K for information on Synovus' quantitative assessments of goodwill impairment during 2020.
The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of September 30, 2021 and December 31, 2020, which primarily consist of core deposit intangible assets. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. Aggregate other intangible assets amortization expense for the three and nine months ended September 30, 2021 was $2.4 million and $7.1 million, respectively. Aggregate other intangible assets amortization expense for the three and nine months ended September 30, 2020 was $2.6 million and $7.9 million, respectively.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2021
CDI	$57,400	$(26,091)	$31,309
Other	12,500	(5,834)	6,666
Total other intangible assets	$69,900	$(31,925)	$37,975

December 31, 2020
CDI	$57,400	$(19,829)	$37,571
Other	12,500	(4,959)	7,541
Total other intangible assets	$69,900	$(24,788)	$45,112

Note 5 - Shareholders' Equity and Other Comprehensive Income (Loss)
Repurchases of Common Stock
Synovus announced on January 26, 2021 that its Board of Directors authorized share repurchases of up to $200 million in 2021. During the three months ended September 30, 2021, Synovus repurchased under this program a total of $74.6 million, or

1.8 million shares of its common stock, at an average price of $42.00 per share, and during the nine months ended September 30, 2021, Synovus repurchased a total of $167.1 million, or 3.7 million shares of its common stock, at an average price of $44.88 per share.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2021 and 2020.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on investment securities available for sale(1)	Net unrealized gains (losses) on cash flow hedges(1)	Post-retirement unfunded health benefit	Total
Balance at June 30, 2021	$19,301	$26,425	$—	$45,726
Other comprehensive income (loss) before reclassifications	(41,437)	(6,037)	—	(47,474)
Amounts reclassified from AOCI	(719)	(2,995)	—	(3,714)
Net current period other comprehensive income (loss)	(42,156)	(9,032)	—	(51,188)
Balance at September 30, 2021	$(22,855)	$17,393	$—	$(5,462)

Balance at June 30, 2020	$134,245	$68,263	$462	$202,970
Other comprehensive income (loss) before reclassifications	(21,806)	(6,635)	—	(28,441)
Amounts reclassified from AOCI	1,149	(764)	—	385
Net current period other comprehensive income (loss)	(20,657)	(7,399)	—	(28,056)
Balance at September 30, 2020	$113,588	$60,864	$462	$174,914

Balance, December 31, 2020	$105,669	$52,966	$—	$158,635
Other comprehensive income (loss) before reclassifications	(129,280)	(28,657)	—	(157,937)
Amounts reclassified from AOCI	756	(6,916)	—	(6,160)
Net current period other comprehensive income (loss)	(128,524)	(35,573)	—	(164,097)
Balance at September 30, 2021	$(22,855)	$17,393	$—	$(5,462)

Balance, December 31, 2019	$83,666	$(18,487)	$462	$65,641
Other comprehensive income (loss) before reclassifications	86,678	80,404	—	167,082
Amounts reclassified from AOCI	(56,756)	(1,053)	—	(57,809)
Net current period other comprehensive income (loss)	29,922	79,351	—	109,273
Balance at September 30, 2020	$113,588	$60,864	$462	$174,914

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis.

	September 30, 2021				December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	$—	$—	$—	$—	$10,185	$—	$10,185
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	1,660	—	1,660	—	158	—	158
Other mortgage-backed securities	—	94	—	94	—	178	—	178
State and municipal securities	—	1,007	—	1,007	—	176	—	176
Asset-backed securities	—	4,115	—	4,115	—	183	—	183
Total trading securities	$—	$6,876	$—	$6,876	$—	$10,880	$—	$10,880
Investment securities available for sale:
U.S. Treasury securities	$117,893	$—	$—	$117,893	$20,257	$—	$—	$20,257
U.S. Government agency securities	—	54,989	—	54,989	—	82,320	—	82,320
Mortgage-backed securities issued by U.S. Government agencies	—	872,217	—	872,217	—	1,218,017	—	1,218,017
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	7,270,933	—	7,270,933	—	5,000,046	—	5,000,046
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	1,057,488	—	1,057,488	—	1,250,377	—	1,250,377
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	438,523	—	438,523	—	370,921	—	370,921
Asset-backed securities	—	650,000	—	650,000	—	—	—	—
Corporate debt securities and other debt securities	—	19,028	—	19,028	—	18,479	2,021	20,500
Total investment securities available for sale	$117,893	$10,363,178	$—	$10,481,071	$20,257	$7,940,160	$2,021	$7,962,438
Mortgage loans held for sale	$—	$152,258	$—	$152,258	$—	$216,647	$—	$216,647
Private equity investments	—	—	991	991	—	—	1,021	1,021
Other investments	—	—	10,000	10,000	—	—	—	—
Mutual funds and mutual funds held in rabbi trusts	42,002	—	—	42,002	37,650	—	—	37,650
GGL/SBA loans servicing asset	—	—	3,388	3,388	—	—	3,258	3,258
Derivative assets	—	244,991	—	244,991	—	401,295	—	401,295
Liabilities
Trading liability for short positions	—	—	—	—	—	7,717	—	7,717
Mutual funds held in rabbi trusts	25,396	—	—	25,396	20,752	—	—	20,752
Earnout liability	—	—	—	—	—	—	5,677	5,677
Derivative liabilities	—	109,320	1,171	110,491	—	155,119	2,048	157,167

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

Mortgage Loans Held for Sale
(in thousands)	As of September 30, 2021	As of December 31, 2020
Fair value	$152,258	$216,647
Unpaid principal balance	148,202	210,292
Fair value less aggregate unpaid principal balance	$4,056	$6,355

Changes in Fair Value Included in Net Income	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Mortgage loans held for sale	$(1,761)	$251	$(2,299)	$6,235

Activity for Level 3 Assets and Liabilities
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Fair Value Accounting" of Synovus' 2020 Form 10-K for a description of the valuation techniques and significant inputs for Level 3 assets and liabilities that are measured at fair value on a recurring and non-recurring basis. During the three and nine months ended September 30, 2021 and 2020, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. The following tables provide rollforwards of Level 3 assets and liabilities measured at fair value on a recurring basis.

		Three Months Ended September 30, 2021
(in thousands)	Other Investments	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance	$—	$1,026	$3,321	$(6,427)	$(1,473)
Total gains (losses) realized/unrealized:
Included in earnings	—	(35)	(467)	243	—
Additions	10,000	—	534	—	—
Settlements	—	—	—	6,184	302
Ending balance	$10,000	$991	$3,388	$—	$(1,171)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at September 30, 2021	$—	$(35)	$—	$—	$—

		Three Months Ended September 30, 2020
(in thousands)	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance	$1,662	$698	$3,019	$(15,924)	$(1,755)
Total gains (losses) realized/unrealized:
Included in earnings	—	260	(187)	—	—
Unrealized gains (losses) included in OCI	138	—	—	—	—
Additions	—	—	268	—	—
Settlements	—	—	—	—	295
Ending balance	$1,800	$958	$3,100	$(15,924)	$(1,460)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at September 30, 2020	$—	$260	$—	$—	$—

		Nine Months Ended September 30, 2021
(in thousands)	Other Investments	Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance	$—	$2,021	$1,021	$3,258	$(5,677)	$(2,048)
Total gains (losses) realized/unrealized:
Included in earnings	—	—	(30)	(897)	(507)	—
Sales	—	(2,021)	—	—	—	—
Additions	10,000	—	—	1,027	—	—
Settlements	—	—	—	—	6,184	877
Ending balance	$10,000	$—	$991	$3,388	$—	$(1,171)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at September 30, 2021	$—	$—	$(30)	$—	$—	$—

		Nine Months Ended September 30, 2020
(in thousands)		Investment Securities Available for Sale	Private Equity Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance		$2,105	$3,887	$3,040	$(11,016)	$(2,339)
Total (losses) gains realized/unrealized:
Included in earnings		—	(2,929)	(742)	(4,908)	—
Unrealized gains (losses) included in OCI		(305)	—	—	—	—
Additions		—	—	802	—	—
Settlements		—	—	—	—	879
Ending balance		$1,800	$958	$3,100	$(15,924)	$(1,460)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at September 30, 2020		$—	$(2,929)	$—	$(4,908)	$—

The following table presents assets measured at fair value on a non-recurring basis as of the dates indicated for which there was a fair value adjustment.

	September 30, 2021				September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans(1)	$—	$—	$11,123	$11,123	$—	$—	$27,440	$27,440
Other real estate	—	—	—	—	—	—	1,750	1,750
MPS receivable	—	—	—	—	—	—	17,915	17,915
Other assets held for sale	—	—	806	806	—	—	1,634	1,634

(1)    Collateral-dependent loans that were written down to fair value of collateral.
ORE properties are included in other assets on the consolidated balance sheets. The carrying value of ORE at September 30, 2021 and December 31, 2020 was $1.6 million and $1.8 million, respectively.
The following table presents fair value adjustments recognized in earnings for the three and nine months ended September 30, 2021 and 2020 for assets measured at fair value on a non-recurring basis still held at period-end.

	Three Months Ended September 30,		Nine Months Ended September 30,		Location in Consolidated Statements of Income
(in thousands)	2021	2020	2021	2020
Loans(1)	$13,933	$5,661	$14,823	$20,412	Provision for credit losses
Other real estate	—	107	—	138	Other operating expenses
MPS receivable	—	—	—	2,663	Other operating expenses
Other assets held for sale	301	—	301	2,120	Other operating expenses

(1) Collateral-dependent loans that were written down to fair value of collateral.
Fair Value of Financial Instruments
The following tables present the carrying and estimated fair values of financial instruments at September 30, 2021 and December 31, 2020. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2020 Form 10-K for a description of how fair value measurements are determined.

	September 30, 2021
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$2,687,420	$2,687,420	$2,687,420	$—	$—
Trading securities	6,876	6,876	—	6,876	—
Investment securities available for sale	10,481,071	10,481,071	117,893	10,363,178	—
Loans held for sale	550,948	551,368	—	152,258	399,110
Private equity investments	991	991	—	—	991
Other investments	10,000	10,000	—	—	10,000
Mutual funds and mutual funds held in rabbi trusts	42,002	42,002	42,002	—	—
Loans, net	37,848,787	38,054,067	—	—	38,054,067
GGL/SBA loans servicing asset	3,388	3,388	—	—	3,388
FRB and FHLB stock	159,930	159,930	—	159,930	—
Derivative assets	244,991	244,991	—	244,991	—
Financial liabilities
Non-interest-bearing deposits	$15,787,882	$15,787,882	$—	$15,787,882	$—
Non-time interest-bearing deposits	27,701,975	27,701,975	—	27,701,975	—
Time deposits	4,198,562	4,214,960	—	4,214,960	—
Total deposits	$47,688,419	$47,704,817	$—	$47,704,817	$—
Federal funds purchased and securities sold under repurchase agreements	262,548	262,548	262,548	—	—
Long-term debt	1,203,761	1,254,585	—	1,254,585	—
Mutual funds held in rabbi trusts	25,396	25,396	25,396	—	—
Derivative liabilities	110,491	110,491	—	109,320	1,171

	December 31, 2020
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$4,252,917	$4,252,917	$4,252,917	$—	$—
Trading securities	10,880	10,880	—	10,880	—
Investment securities available for sale	7,962,438	7,962,438	20,257	7,940,160	2,021
Loans held for sale	760,123	760,939	—	216,647	544,292
Private equity investments	1,021	1,021	—	—	1,021
Mutual funds and mutual funds held in rabbi trusts	37,650	37,650	37,650	—	—
Loans, net	37,647,248	37,605,881	—	—	37,605,881
GGL/SBA loans servicing asset	3,258	3,258	—	—	3,258
FRB and FHLB stock	157,520	157,520	—	157,520	—
Derivative assets	401,295	401,295	—	401,295	—

Financial liabilities
Non-interest-bearing deposits	$13,477,854	$13,477,854	$—	$13,477,854	$—
Non-time interest-bearing deposits	27,265,521	27,265,521	—	27,265,521	—
Time deposits	5,948,196	5,970,146	—	5,970,146	—
Total deposits	$46,691,571	$46,713,521	$—	$46,713,521	$—
Federal funds purchased and securities sold under repurchase agreements	227,922	227,922	227,922	—	—
Trading liability for short positions	7,717	7,717	—	7,717	—
Long-term debt	1,202,494	1,266,825	—	1,266,825	—
Earnout liability	5,677	5,677	—	—	5,677
Mutual funds held in rabbi trusts	20,752	20,752	20,752	—	—
Derivative liabilities	157,167	157,167	—	155,119	2,048

Note 7 - Derivative Instruments and Hedging Activities
Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk, exposures related to liquidity and credit risk, and to facilitate client transactions. The primary types of derivative instruments utilized by Synovus consist of interest rate swaps, interest rate lock commitments made to prospective mortgage loan clients, commitments to sell fixed-rate mortgage loans, and foreign currency exchange forwards. Interest rate lock commitments represent derivative instruments since it is intended that such loans will be sold. Synovus is party to master netting arrangements with its dealer counterparties; however, Synovus does not offset assets and liabilities under these arrangements for financial statement presentation purposes. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2020 Form 10-K for additional information regarding accounting policies for derivatives.
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
Synovus recorded unrealized gains of $488 thousand, or $364 thousand, after tax, in OCI during the third quarter of 2021 and $1.2 million, or $930 thousand, after-tax, in OCI, during the first nine months of 2021, related to terminated cash flow hedges, which are being recognized into earnings in conjunction with the effective terms of the original swaps through the second quarter of 2026. Synovus recognized pre-tax income of $4.0 million and $9.3 million during the three and nine months ended September 30, 2021 related to the amortization of terminated cash flow hedges.
As of September 30, 2021, Synovus expects to reclassify into earnings approximately $42 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is approximately $7 million in pre-tax income related to the amortization of terminated cash flow hedges. As of September 30, 2021, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the third quarter of 2026.
For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.
Counterparty Credit Risk and Collateral
Entering into derivative contracts potentially exposes Synovus to the risk of counterparties’ failure to fulfill their legal obligations, including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Synovus assesses the credit risk of its dealer counterparties by regularly monitoring publicly available credit rating information, evaluating other market indicators, and periodically reviewing detailed financials. Dealer collateral requirements are determined via risk-based policies and procedures and in accordance with existing agreements. Synovus seeks to minimize dealer credit risk by dealing with highly rated counterparties and by obtaining collateral for exposures above certain predetermined limits. Management closely monitors credit conditions within the client swap portfolio, which management deems to be of higher risk than dealer counterparties. Collateral is secured at origination and credit related fair value adjustments are recorded against the asset value of the derivative as deemed necessary based upon an analysis, which includes consideration of the current asset value of the swap, client risk rating, and client standing with regards to its swap contractual obligations and other related matters. Such asset values fluctuate based upon changes in interest rates regardless of changes in notional amounts and changes in client specific risk.
Collateral Requirements
Certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of September 30, 2021 and December 31, 2020, collateral totaling $72.7 million and $155.4 million, respectively, was pledged to the derivative counterparties to comply with collateral requirements. For derivatives cleared through central clearing houses, the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the consolidated balance sheets and related disclosures. At September 30, 2021 and December 31, 2020, Synovus had a variation margin of $92.7 million and $162.7 million respectively, each reducing the derivative liability.

The following table reflects the notional amount and fair value of derivative instruments included on the consolidated balance sheets.

	September 30, 2021			December 31, 2020
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$3,600,000	$44,294	$3,799	$3,000,000	$80,802	$—
Total derivatives designated as hedging instruments		$44,294	$3,799		$80,802	$—

Derivatives not designated as hedging instruments:
Interest rate contracts(3)	$9,273,899	$197,018	$105,488	$8,784,141	$314,234	$153,204
Mortgage derivatives - interest rate lock commitments	159,858	3,100	—	306,138	6,259	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	155,500	579	—	230,500	—	1,611
Other contracts(4)	206,365	—	33	234,884	—	304
Visa derivative	—	—	1,171	—	—	2,048
Total derivatives not designated as hedging instruments		$200,697	$106,692		$320,493	$157,167

(1)    Derivative assets are recorded in other assets on the consolidated balance sheets.
(2)    Derivative liabilities are recorded in other liabilities on the consolidated balance sheets.
(3)    Includes interest rate contracts for client swaps and offsetting positions, net of variation margin payments.
(4)    Includes risk participation agreements sold. Additionally, the notional amount of risk participation agreements purchased was $56.2 million and $2.6 million at September 30, 2021 and December 31, 2020, respectively.
Synovus also provides foreign currency exchange services, primarily forward contracts, with counterparties to allow commercial clients to mitigate exchange rate risk. Synovus covers its risk by entering into an offsetting foreign currency exchange forward contract. The notional amount of foreign currency exchange forwards was $16.1 million and $24.1 million at September 30, 2021 and December 31, 2020, respectively. The fair value of foreign currency exchange forwards was negligible at September 30, 2021 and December 31, 2020 due to the very short duration of these contracts.
The following table presents the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line item affected for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Total amounts presented in the consolidated statements of income in interest income on loans	$7,266	$8,509	$23,213	$13,595

Gain/loss on cash flow hedging relationships:(1)
Interest rate swaps:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	4,009	1,031	9,265	1,421
Pre-tax income recognized on cash flow hedges	$4,009	$1,031	$9,265	$1,421

(1)    See "Part I - Item 1. Financial Statements and Supplementary Data - Note 5 - Shareholders' Equity and Other Comprehensive Income (Loss) in this Report for additional information.

The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments on the consolidated statements of income for the three and nine months ended September 30, 2021 and 2020 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Location in Consolidated Statements of Income	2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$164	$176	$474	$225
Other contracts(2)	Capital markets income	90	47	272	(286)
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	(1,388)	2,532	(3,160)	8,922
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	922	(396)	2,190	(1,624)
Total derivatives not designated as hedging instruments		$(212)	$2,359	$(224)	$7,237

(1)    Gain (loss) represents net fair value adjustments (including credit related adjustments) for client swaps and offsetting positions. Additionally, losses related to termination of client swaps of $2.5 million were recorded in other non-interest expense during the first quarter of 2020.
(2)    Includes risk participation agreements sold.
Note 8 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three and nine months ended September 30, 2021 and 2020. Diluted net income per common share incorporates the potential impact of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Basic Net Income Per Common Share:
Net income available to common shareholders	$178,482	$83,283	$535,193	$198,414
Weighted average common shares outstanding	146,308	147,314	147,622	147,304
Net income per common share, basic	$1.22	$0.57	$3.63	$1.35
Diluted Net Income Per Common Share:
Net income available to common shareholders	$178,482	$83,283	$535,193	$198,414
Weighted average common shares outstanding	146,308	147,314	147,622	147,304
Effect of dilutive outstanding equity-based awards, warrants, and earnout payments	1,393	662	1,447	733
Weighted average diluted common shares	147,701	147,976	149,069	148,037
Net income per common share, diluted	$1.21	$0.56	$3.59	$1.34

For the three months ended September 30, 2021 and 2020, there were 32 thousand and 758 thousand, respectively, potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding, and for the nine months ended September 30, 2021 and 2020, there were 21 thousand and 602 thousand, respectively, potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding. These potentially dilutive shares were not included in the computation of diluted net income per common share because the effect would be anti-dilutive.
Note 9 - Commitments and Contingencies
In the normal course of business, Synovus enters into commitments to extend credit such as loan commitments and letters of credit to meet the financing needs of its clients. Synovus uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Synovus also has commitments to fund certain low-income housing investments, solar energy, new market, and CRA investments.

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
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At September 30, 2021, the ACL for unfunded commitments was $43.0 million, compared to a reserve of $47.8 million at December 31, 2020. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets.
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

(in thousands)	September 30, 2021	December 31, 2020
Letters of credit(1)	$184,317	$190,562
Commitments to fund commercial and industrial loans	8,893,056	8,200,608
Commitments to fund commercial real estate, construction, and land development loans	3,490,875	3,290,041
Commitments under home equity lines of credit	1,738,063	1,602,831
Unused credit card lines	1,008,471	1,012,313
Other loan commitments	580,936	472,233
Total letters of credit and unfunded lending commitments	$15,895,718	$14,768,588

LIHTC, solar energy tax credit, new market tax credit, and other CRA partnerships:
Carrying amount included in other assets	$380,624	$262,855
Amount of future funding commitments included in carrying amount	213,791	133,946
Permanent and short-term construction loans and letter of credit commitments(2)	172,285	82,786
Funded portion of permanent and short-term loans and letters of credit(3)	69,823	9,528

(1)    Represent the contractual amount net of risk participations purchased of $26.4 million and $30.2 million at September 30, 2021 and December 31, 2020, respectively.
(2)    Represent the contractual amount net of risk participations of $3.6 million and $1.8 million at September 30, 2021 and December 31, 2020.
(3)    Represent the contractual amount net of risk participations of $2.4 million and $234 thousand at September 30, 2021 December 31, 2020.
Merchant Services
In accordance with credit and debit card association rules, Synovus provides merchant processing services for clients with a contractual arrangement under which certain sales and processing support are provided through an outside merchant services provider with Synovus owning the merchant contract relationship. In addition, Synovus sponsors various third-party MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if a sponsored MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the three and nine months ended September 30, 2021, Synovus and the sponsored entities processed and settled $28.39 billion and $83.54 billion of transactions, respectively. For the three and nine months ended September 30, 2020, Synovus and the sponsored entities processed and settled $20.23 billion and $55.54 billion of transactions, respectively.

Synovus covered chargebacks related to a particular sponsored MPS during 2019 and 2018 where the MPS’s cash reserve account was unavailable to support the chargebacks. As of September 30, 2021, the remaining amount, net of reserves, included in other assets and classified in NPAs, is $15.3 million, compared to $15.6 million at December 31, 2020. While Synovus has contractual protections to mitigate against loss, repayment of the amounts owed to Synovus will depend in large part upon the continued financial viability and/or valuation of the MPS.
Legal Proceedings
Synovus and its subsidiaries are subject to various legal proceedings, claims and disputes that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory and governmental examinations, information gathering requests, inquiries and investigations. Synovus, like many other financial institutions, has been the target of legal actions and other proceedings asserting claims for damages and related relief for losses. These actions include mortgage loan and other loan put-back claims, claims and counterclaims asserted by individual borrowers related to their loans, and allegations of violations of state and federal laws and regulations relating to banking practices, including putative class action matters. In addition to actual damages, if Synovus does not prevail in such asserted legal actions, credit-related litigation could result in additional write-downs or charge-offs of assets, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off were to occur.
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of September 30, 2021 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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
Note 10 - Segment Reporting
Synovus' business segments are based on the products and services provided or the clients served and reflect the manner in which financial information is evaluated by the chief operating decision makers. Synovus has three major reportable business segments: Community Banking, Wholesale Banking, and Financial Management Services, with functional activities such as treasury, technology, operations, marketing, finance, enterprise risk, legal, human resources, corporate communications, executive management, among others, included in Treasury and Corporate Other.
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

The Community Banking business segment serves clients using a relationship-based approach through its branch, ATM, commercial, and private wealth network in addition to mobile, Internet, and telephone banking. This segment primarily provides individual, small business, and corporate clients with an array of comprehensive banking products and services including commercial, home equity, and other consumer loans, credit and debit cards, and deposit accounts.
The Wholesale Banking business segment serves primarily larger corporate clients by providing commercial lending and deposit services through specialty teams including middle market, CRE, senior housing, national accounts, premium finance, structured lending, healthcare, asset-based lending, and community investment capital.
The Financial Management Services business segment serves its clients by providing mortgage and trust services and also specializing in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer, asset management, financial planning, and family office services, as well as the provision of individual investment advice on equity and other securities.
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
The following tables present certain financial information for each reportable business segment for the three and nine months ended September 30, 2021 and 2020. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised.
During the three months ended September 30, 2020, Synovus recognized a $44.9 million non-cash goodwill impairment charge representing all of the goodwill allocated to the Consumer Mortgage reporting unit (which is included in the FMS reportable segment) resulting from a combination of factors, including the extended duration of lower market valuations, high volumes in refinance activity that have reduced mortgage yields, and the clarity around longer term policy actions designed to keep interest rates low.

	Three Months Ended September 30, 2021
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$200,014	$138,662	$20,076	$26,165	$384,917
Non-interest revenue	33,721	10,739	51,248	19,247	114,955
Non-interest expense	73,789	22,486	45,027	125,730	267,032
Pre-provision net revenue	$159,946	$126,915	$26,297	$(80,318)	$232,840

	Three Months Ended September 30, 2020
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$218,880	$139,079	$22,251	$(3,220)	$376,990
Non-interest revenue	27,034	5,528	65,825	16,024	114,411
Non-interest expense	71,107	19,843	93,038	132,667	316,655
Pre-provision net revenue	$174,807	$124,764	$(4,962)	$(119,863)	$174,746

	Nine Months Ended September 30, 2021
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$609,137	$408,862	$60,006	$62,629	$1,140,634
Non-interest revenue	95,687	25,058	162,176	50,076	332,997
Non-interest expense	215,716	64,499	139,474	385,008	804,697
Pre-provision net revenue	$489,108	$369,421	$82,708	$(272,303)	$668,934

	Nine Months Ended September 30, 2020
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$634,480	$407,265	$59,704	$25,367	$1,126,816
Non-interest revenue	81,105	20,537	166,185	123,925	391,752
Non-interest expense	226,674	64,117	184,824	401,461	877,076
Pre-provision net revenue	$488,911	$363,685	$41,065	$(252,169)	$641,492

	September 30, 2021
(dollars in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$10,623,206	$20,179,466	$4,989,708	$2,548,650	$38,341,030
Total deposits	$31,640,281	$11,249,829	$807,391	$3,990,918	$47,688,419
Total full-time equivalent employees	2,171	286	804	1,692	4,953

	December 31, 2020
(dollars in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$11,171,013	$18,810,729	$5,370,790	$2,900,452	$38,252,984
Total deposits	$29,141,242	$11,958,105	$739,200	$4,853,024	$46,691,571
Total full-time equivalent employees	2,299	285	832	1,718	5,134

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
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	the risk that we may not realize the expected benefits from our efficiency and growth initiatives or that we may not be able to realize such cost savings or revenue benefits in the time period expected, which could negatively affect our future profitability;

(2)	the risk that competition in the financial services industry may adversely affect our future earnings and growth;

(3)	our ability to attract and retain employees and the impact of senior leadership transitions that are key to our growth and efficiency strategies;

(4)	the risks and uncertainties related to the impact of the COVID-19 pandemic, and its variants, on our assets, business, capital and liquidity, financial condition, prospects and results of operations;

(5)
the risk that an economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic recovery could be weakened by the impact of COVID-19 and its variants and by current supply chain challenges;

(6)
the impact of recent and proposed changes in governmental policy, laws and regulations, including recently enacted laws, regulations and guidance related to government stimulus programs related to the COVID-19 pandemic, proposed and recently enacted changes in monetary policy and in the regulation and taxation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations, including the risk of inflationary pressure and interest rate increases;

(7)	the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services market;

(8)
risks related to our implementation of core and transformational initiatives, including new lines of business, new products and services, and new technologies and an expansion of our existing business opportunities with a renewed focus on innovation;

(9)
risks that our asset quality may deteriorate, our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures, and the risk that we may be unable to obtain full payment in respect of any loan or other receivables;

(10)
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

(13)
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

(19)	the risks that if economic conditions worsen further or regulatory capital rules are modified, we may be required to undertake initiatives to improve or conserve our capital position;

(20)	risks related to the continued use, availability and reliability of LIBOR and the risks related to the transition from LIBOR to any alternate reference rate we may use;

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
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three and nine months ended September 30, 2021 and financial condition as of September 30, 2021 and December 31, 2020. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus' 2020 Form 10-K.
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
A reading of each section is important to understand fully our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands, except per share data)	2021	2020	Change	2021	2020	Change
Net interest income	$384,917	$376,990	2%	$1,140,634	$1,126,816	1%
(Reversal of) provision for credit losses	(7,868)	43,383	(118)	(51,041)	343,956	(115)
Non-interest revenue	114,955	114,411	—	332,997	391,752	(15)
Adjusted non-interest revenue(1)	114,090	114,905	(1)	332,204	309,907	7
Total TE revenue	500,608	492,357	2	1,475,932	1,521,171	(3)
Adjusted total revenue(1)	499,743	492,851	1	1,475,139	1,439,326	2
Non-interest expense	267,032	316,655	(16)	804,697	877,076	(8)
Adjusted non-interest expense(1)	267,053	267,946	—	801,104	815,771	(2)
Income before income taxes	240,708	131,363	83	719,975	297,536	142
Net income	186,773	91,574	104	560,065	223,286	151
Net income available to common shareholders	178,482	83,283	114	535,193	198,414	170
Net income per common share, basic	1.22	0.57	114	3.63	1.35	169
Net income per common share, diluted	1.21	0.56	116	3.59	1.34	168
Adjusted net income per common share, diluted(1)	1.20	0.89	35	3.61	1.32	173
Net interest margin(2)	3.01%	3.10%	(9) bps	3.02%	3.20%	(18)	bps
Net charge-off ratio(2)	0.22	0.29	(7)	0.24	0.25	(1)
Return on average assets(2)	1.34	0.69	65	1.37	0.58	79
Adjusted return on average assets(1)(2)	1.33	1.05	28	1.37	0.57	80
Efficiency ratio-TE	53.34	64.31	(1,097)	54.52	57.66	(314)
Adjusted tangible efficiency ratio(1)	52.96	53.83	(87)	53.82	56.13	(231)
(1)    See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2)    Annualized

	September 30, 2021	June 30, 2021	Sequential Quarter Change		September 30, 2020	Year-Over-Year Change
(dollars in thousands)
Loans, net of deferred fees and costs	$38,341,030	$38,236,018	$105,012		$39,549,847	$(1,208,817)
Total average loans	37,534,133	38,496,477	(962,344)		39,762,572	(2,228,439)
Total deposits	47,688,419	47,171,962	516,457		44,665,904	3,022,515
Core deposits (excludes brokered deposits)	44,907,718	44,203,000	704,718		40,756,645	4,151,073
Core transaction deposits (excludes brokered and public fund deposits)	36,536,788	35,506,980	1,029,808		30,988,237	5,548,551
Total average deposits	47,477,217	47,349,646	127,571		44,339,497	3,137,720
Non-performing assets ratio	0.45%	0.46%	(1)	bps	0.49%	(4)	bps
Non-performing loans ratio	0.41	0.42	(1)		0.43	(2)
Past due loans over 90 days	0.02	0.01	1		0.02	—
CET1 capital	$4,276,765	$4,214,720	$62,045		$3,913,402	$363,363
Tier 1 capital	4,813,910	4,751,865	62,045		4,450,547	363,363
Total risk-based capital	5,765,528	5,725,176	40,352		5,536,918	228,610
CET1 capital ratio	9.58%	9.75%	(17)	bps	9.30%	28	bps
Tier 1 capital ratio	10.79	11.00	(21)		10.57	22
Total risk-based capital ratio	12.92	13.25	(33)		13.16	(24)
Total shareholders’ equity to total assets ratio	9.46	9.53	(7)		9.55	(9)
Tangible common equity ratio(1)	7.68	7.73	(5)		7.67	1
Return on average common equity(2)	14.96	15.40	(44)		7.28	768
Adjusted return on average common equity(1)(2)	14.90	15.50	(60)		11.48	342
Adjusted return on average tangible common equity(1)(2)	16.79	17.52	(73)		13.24	355

(1)    See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2)    Quarter annualized

Executive Summary
Net income available to common shareholders for the third quarter of 2021 was $178.5 million, or $1.21 per diluted common share ($1.20 on an adjusted basis(1)), compared to $83.3 million, or $0.56 per diluted common share ($0.89 adjusted(1)), for the third quarter of 2020. Net income available to common shareholders for the first nine months of 2021 was $535.2 million, or $3.59 per diluted common share ($3.61 adjusted(1)), compared to $198.4 million, or $1.34 per diluted common share ($1.32 adjusted(1)), for the first nine months of 2020. The year-over-year increases for all time periods were impacted by significant improvement in the economic outlook impacting expected credit losses compared to 2020.
Net interest income for the nine months ended September 30, 2021 was $1.14 billion, up $13.8 million compared to the same period in 2020, including $66.5 million in PPP fees during 2021 and $21.1 million in 2020. Net interest margin was down 18 bps over the comparable nine-month period to 3.02%, due primarily to the decline in market interest rates and average growth in investment securities available for sale and interest-bearing funds held at the Federal Reserve Bank. Net interest margin for the third quarter was stable at 3.01%, down 1 bp compared to the second quarter of 2021 with continued pressure from the liquidity environment. We expect that net interest income excluding PPP fees will increase in the remainder of the year, driven by loan growth and deployment of liquidity, which are expected to offset headwinds from continued fixed-rate repricing and the slight reduction in LIBOR.
Non-interest revenue for the third quarter of 2021 was $115.0 million, up $544 thousand, and year-to-date was $333.0 million, down $58.8 million, or 15%, compared to the same periods in 2020. Gains on sales of investment securities of $76.6 million impacted the nine months ended September 30, 2020. Adjusted non-interest revenue(1) for the third quarter of 2021 was down 1% from the third quarter of 2020, primarily due to lower mortgage banking income partially offset by higher core banking fees, brokerage revenue, fiduciary and asset management fees, and capital markets income. Year-to-date adjusted non-interest revenue(1) was up 7% compared to the same period in 2020, largely due to higher core banking fees, fiduciary and asset management fees, and brokerage revenue partially offset by lower mortgage banking income and capital markets income. In the fourth quarter of 2021, we expect adjusted non-interest revenue to decline as broad-based growth is more than offset by continued normalization of mortgage banking income, seasonality of our brokerage business, and third quarter 2021 gains that are not expected to repeat.
Non-interest expense for the third quarter of 2021 was $267.0 million, down $49.6 million, or 16%, and year-to-date was down $72.4 million, or 8%, compared to the same periods in 2020. Goodwill impairment expense of $44.9 million impacted the three and nine months ended September 30, 2020. Adjusted non-interest expense(1) declined in 2021 primarily due to 2020 being impacted by higher expense associated with Synovus Forward as well as a 5% reduction in headcount year-over-year, which primarily came from back-office support functions and offset other personnel expense increases. The efficiency ratio-TE for the first nine months of 2021 was 54.52%, compared to 57.66% for the first nine months of 2020. We remain committed to prudent expense management, enabling us to continue investing in areas that position us for greater success, deliver a superior client experience, and promote profitable growth.
At September 30, 2021, loans, net of deferred fees and costs, of $38.34 billion, increased $88.0 million from December 31, 2020. C&I loans declined $585.4 million, with net growth offsetting a $1.41 billion decline in PPP loans, CRE loans increased $214.6 million, and consumer loans increased $458.9 million, led by purchases of $1.49 billion in third-party lending loans, offset by declines in consumer mortgages and HELOCs. While payoff activity remains a significant headwind, recent production, client conversations, and our loan pipeline lead us to expect loan growth to be in the lower half of our initial 2021 guidance of 2%-4%, which excludes PPP and third-party lending loans.
Credit metrics remained stable and near historical lows as of September 30, 2021 with NPAs at 45 bps, NPLs at 41 bps, and total past dues at 16 bps, as a percentage of total loans, and YTD net charge-offs at 24 bps annualized. We expect net charge-offs to remain relatively stable and criticized and classified loans to continue to decline in the fourth quarter of 2021, assuming no material change in the economic environment. The ACL at September 30, 2021 totaled $535.2 million, a decrease of $118.3 million from December 31, 2020, resulting from an improving overall economic outlook. The ACL to loans coverage ratio at September 30, 2021 was 1.40%.
Total period-end deposits at September 30, 2021 increased $996.8 million, or 2%, compared to December 31, 2020. Core transaction deposits increased $3.78 billion, or 12%, compared to December 31, 2020, largely due to government stimulus programs including deposits associated with PPP loans. Total deposit costs continued their downward trend to 13 bps during the third quarter of 2021, due to repricing and intentional, strategic remixing to reduce higher cost deposits.
At September 30, 2021, Synovus' CET1 ratio was 9.58%, well in excess of regulatory requirements. Synovus announced on January 26, 2021 that its Board of Directors authorized share repurchases of up to $200 million in 2021. Through September 30, 2021, Synovus has repurchased $167.1 million, or 3.7 million shares of its common stock, at an average price of $44.88 per share. Based on current conditions and economic outlook, we expect to complete the full authorization in the fourth quarter of 2021.

More detail on Synovus' financial results for the three and nine months ended September 30, 2021 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. See also "Item 1A. – Risk Factors" of this Report.
(1) See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to the most comparable GAAP measure.

Changes in Financial Condition
During the nine months ended September 30, 2021, total assets increased $1.11 billion to $55.51 billion. We deployed excess liquidity as cash and cash equivalents decreased $1.57 billion, investment securities available for sale increased $2.52 billion, and total loans increased $88.0 million with C&I growth offset by PPP loan forgiveness, and elevated pay-offs in consumer mortgages and HELOCs were more than offset by purchases of $1.49 billion in third-party lending loans. The loan to deposit ratio was 80.4% at September 30, 2021, lower as compared to 81.9% at December 31, 2020, and 88.6% at September 30, 2020, primarily due to excess liquidity from various government stimulus efforts that have supported deposit growth while somewhat muting the demand for credit.
Total shareholders' equity at September 30, 2021 increased $91.5 million compared to December 31, 2020 and included net income of $560.1 million, partially offset by dividends declared on common and preferred stock of $145.8 million and $24.9 million, respectively, net changes in unrealized losses in investment securities available for sale and cash flow hedges of $128.5 million and $35.6 million, respectively, and share repurchases of $167.1 million.
Loans
The following table compares the composition of the loan portfolio at September 30, 2021, December 31, 2020, and September 30, 2020.

Table 2 - Loans by Portfolio Class
					September 30, 2021 vs. December 31, 2020 Change				September 30, 2021 vs. September 30, 2020 Change
(dollars in thousands)	September 30, 2021		December 31, 2020				September 30, 2020
Commercial, financial and agricultural	$11,771,037	30.7%	$12,410,152	32.4%	$(639,115)	(5)%	$12,931,095	32.7%	$(1,160,058)	(9)%
Owner-occupied	7,163,751	18.7	7,110,016	18.6	53,735	1	7,192,543	18.2	(28,792)	—
Total commercial and industrial	18,934,788	49.4	19,520,168	51.0	(585,380)	(3)	20,123,638	50.9	(1,188,850)	(6)
Investment properties	9,448,463	24.7	9,103,379	23.8	345,084	4	9,434,208	23.8	14,255	—
1-4 family properties	613,874	1.6	628,695	1.6	(14,821)	(2)	654,750	1.7	(40,876)	(6)
Land and development	477,923	1.2	593,633	1.6	(115,710)	(19)	647,105	1.6	(169,182)	(26)
Total commercial real estate	10,540,260	27.5	10,325,707	27.0	214,553	2	10,736,063	27.1	(195,803)	(2)
Consumer mortgages	5,108,499	13.3	5,513,491	14.4	(404,992)	(7)	5,664,686	14.3	(556,187)	(10)
Home equity lines	1,308,254	3.4	1,537,726	4.0	(229,472)	(15)	1,629,482	4.1	(321,228)	(20)
Credit cards	293,026	0.8	281,018	0.7	12,008	4	264,829	0.7	28,197	11
Other consumer loans	2,156,203	5.6	1,074,874	2.9	1,081,329	101	1,131,149	2.9	1,025,054	91
Total consumer	8,865,982	23.1	8,407,109	22.0	458,873	5	8,690,146	22.0	175,836	2
Loans, net of deferred fees and costs	$38,341,030	100.0%	$38,252,984	100.0%	$88,046	—%	$39,549,847	100.0%	$(1,208,817)	(3)%

At September 30, 2021, loans, net of deferred fees and costs, of $38.34 billion, increased from December 31, 2020. C&I loans declined but included a $1.41 billion decline in PPP loans primarily from forgiveness, CRE increased, and consumer loans increased as well, led by other consumer growth primarily from purchases of third-party lending loans. Declines in consumer mortgages and HELOCs, which were primarily the continued result of excess consumer liquidity and accelerated prepayment activity, partially offset the growth in other consumer loans. While payoff activity remains a significant headwind, recent production, client conversations, and our loan pipeline lead us to expect loan growth to be in the lower half of our initial 2021 guidance of 2%-4%, which excludes PPP and third-party lending loans.
C&I loans remain the largest component of our loan portfolio, representing 49.4% of total loans, while CRE and consumer loans represent 27.5% and 23.1%, respectively. Our portfolio composition is established through a comprehensive concentration management policy which sets limits for C&I, CRE, and consumer loan levels as well as for sub-categories therein.
U.S. Small Business Administration Paycheck Protection Program (PPP)
Synovus is participating in the PPP, which is a loan program that originated from the CARES Act and was subsequently expanded by the Paycheck Protection Program and Health Care Enhancement Act, which was signed into law on April 24, 2020. The total balance of all PPP loans was $782.2 million as of September 30, 2021, compared to $2.19 billion as of December 31, 2020. The table below provides additional information on PPP loans.

	September 30, 2021
	Applications		Loan Balances
(in millions, except count data )	Approximate Count	Balance	Fundings	3Q21 Forgiveness	Total Life-to-Date Forgiveness	End of Period, Net of Unearned Fees and Costs(1)
Phase 1- 2020 Originations	19,000	$2,958	$2,886	$544	$2,676	$105
Phase 2- 2021 Originations	11,000	1,135	1,047	295	341	677
Total	30,000	$4,093	$3,933	$839	$3,017	$782

(1) Equals fundings less forgiveness, pay-downs/pay-offs, and unearned net fees.

(dollars in millions)	Total Net Fees	Percent of Fundings	3Q21 Recognized Net Fees	Total Recognized Net Fees	Total Unrecognized or Remaining Net Fees	Contractual Maturity
Phase 1- 2020 Originations	$94.9	3.3%	$7.9	$94.3	$0.6	2 years
Phase 2- 2021 Originations	43.6	4.2	13.4	18.2	25.4	5 years
Total	$138.5	3.5%	$21.3	$112.5	$26.0

Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at September 30, 2021 were $29.48 billion, or 76.9%, of the total loan portfolio, compared to $29.85 billion, or 78.0%, at December 31, 2020.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' loan portfolio and is primarily comprised of general middle market and commercial banking clients across a wide range of industries. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of September 30, 2021, 90.7% (94.6% excluding PPP loans) of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral compared to 83.2% (93.8% excluding PPP loans) as of December 31, 2020. C&I loans at September 30, 2021 decreased from December 31, 2020, primarily due to PPP forgiveness. Excluding PPP loans, C&I loans grew $825.6 million, propelled by increased funded commercial loan production, particularly in the finance and insurance and health care and social assistance industries.

Table 3 - Commercial and Industrial Loans by Industry
	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Health care and social assistance	$3,960,864	20.9%	$3,878,450	19.9%
Finance and insurance	2,174,226	11.5	1,680,094	8.6
Retail trade	1,207,224	6.4	1,279,813	6.6
Accommodation and food services	1,182,462	6.2	1,213,524	6.2
Manufacturing	1,170,113	6.2	1,243,290	6.4
Wholesale trade	1,153,011	6.1	1,236,137	6.3
Real estate and rental and leasing	1,108,166	5.9	1,134,023	5.8
Other services	1,014,838	5.4	1,144,023	5.9
Construction	1,000,458	5.3	1,065,633	5.5
Professional, scientific, and technical services	953,872	5.0	1,144,939	5.9
Transportation and warehousing	838,127	4.4	843,294	4.3
Real estate other	714,158	3.8	723,241	3.7
Arts, entertainment, and recreation	564,276	3.0	779,282	4.0
Educational services	430,652	2.3	398,949	2.0
Public Administration	406,093	2.1	432,519	2.2
Agriculture, forestry, fishing, and hunting	306,096	1.6	385,337	2.0
Administration, support, waste management, and remediation	257,444	1.4	352,812	1.8
Other industries	251,938	1.2	296,487	1.4
Information	240,770	1.3	288,321	1.5
Total commercial and industrial loans	$18,934,788	100.0%	$19,520,168	100.0%

(1)    Loan balance in each category expressed as a percentage of total C&I loans.
At September 30, 2021, $11.77 billion of C&I loans, or 30.7% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At September 30, 2021, $7.16 billion of C&I loans, or 18.7% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominately secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist primarily of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Total CRE loans of $10.54 billion increased from December 31, 2020 as higher funded loan production drove the growth but was partially offset by elevated pay-off activity.
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of September 30, 2021 were $9.45 billion, or 89.6% of the CRE loan portfolio, and increased from December 31, 2020, with increases in the other investment property and office buildings sub-categories, partially offset by a decline in shopping centers and warehouses.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At September 30, 2021, 1-4 family properties loans totaled $613.9 million, or 5.8% of the CRE loan portfolio, and decreased slightly from December 31, 2020.

Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $477.9 million at September 30, 2021 continued to decline from December 31, 2020.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network including first and second residential mortgages, HELOCs, and credit card loans, as well as both secured and unsecured loans from third-party lending. As of September 30, 2021, weighted-average FICO scores within the residential real estate portfolio based on committed balances were 776 for consumer mortgages and 791 for HELOCs.
Consumer loans at September 30, 2021 of $8.87 billion increased compared to December 31, 2020. Consumer mortgages and HELOCs both decreased from December 31, 2020 as these reductions continue to result primarily from accelerated prepayment activity and excess consumer liquidity. Credit card loans of $293.0 million at September 30, 2021 increased slightly from $281.0 million at December 31, 2020. Other consumer loans, which primarily includes third-party lending, increased from December 31, 2020, and as of September 30, 2021, third-party lending balances totaled $1.72 billion, or 4.5%, of the total loan portfolio, and increased $1.04 billion, or 154%, compared to December 31, 2020, led by purchases of $1.49 billion of third-party lending loans, partially offset by payment activity. Growth in this portfolio is predicated on overall balance sheet dynamics including capital, liquidity, and client loan growth.
Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the composition of period-end deposits as of the dates indicated. See Table 11 - Average Balances and Yields/Rates in this Report for information on average deposits including average rates.

Table 4 - Composition of Period-end Deposits
(dollars in thousands)	September 30, 2021	%(1)	December 31, 2020	%(1)	September 30, 2020	%(1)
Non-interest-bearing demand deposits(2)	$14,832,942	31.1%	$12,382,708	26.5%	$12,129,777	27.2%
Interest-bearing demand deposits(2)	6,055,984	12.7	5,674,416	12.2	5,291,135	11.8
Money market accounts(2)	14,267,443	29.9	13,541,236	29.0	12,441,340	27.8
Savings deposits(2)	1,380,419	2.9	1,156,249	2.5	1,125,985	2.5
Public funds	5,791,586	12.2	6,760,628	14.5	5,791,944	13.0
Time deposits(2)	2,579,344	5.4	3,605,928	7.7	3,976,464	8.9
Brokered deposits	2,780,701	5.8	3,570,406	7.6	3,909,259	8.8
Total deposits	$47,688,419	100.0%	$46,691,571	100.0%	$44,665,904	100.0%
Core deposits(3)	$44,907,718	94.2%	$43,121,165	92.4%	$40,756,645	91.2%
Core transaction deposits(4)	$36,536,788	76.6%	$32,754,609	70.2%	$30,988,237	69.4%

Time deposits greater than $100,000, including brokered and public funds	$3,252,537	6.8%	$4,748,029	10.2%	$5,478,221	12.3%
Brokered time deposits	$951,868	2.0%	$1,590,096	3.4%	$1,996,133	4.5%

(1)    Deposits balance in each category expressed as percentage of total deposits.
(2)    Excluding any public funds or brokered deposits.
(3)    Core deposits exclude brokered deposits.
(4)    Core transaction deposits consist of non-interest-bearing demand deposits, interest-bearing demand deposits, money market accounts, and savings deposits excluding public funds and brokered deposits.
Total period-end deposits at September 30, 2021 increased $996.8 million, or 2%, compared to December 31, 2020. Core transaction deposits increased $3.78 billion, or 12%, compared to December 31, 2020. On a year-to-date average basis, the increase in total deposits was $4.06 billion, or 9%, compared to December 31, 2020. The increases in deposit balances on both a period-end and average basis compared to December 31, 2020 are due largely to government stimulus programs including deposits associated with the second phase of PPP loans. Total deposit costs of 13 bps during the third quarter of 2021 declined 3 bps on a linked quarter basis and have steadily declined over the past 5 quarters as shown in Table 11 - Average Balances and Yields/Rates in this Report due to repricing and intentional, strategic remixing to reduce higher cost deposits.

Non-interest Revenue
Non-interest revenue for the third quarter of 2021 was $115.0 million, up $544 thousand, and year-to-date was $333.0 million, down $58.8 million, or 15%, compared to the same periods in 2020. Gains on sales of investment securities of $76.6 million impacted the nine months ended September 30, 2020. Adjusted non-interest revenue(1) for the third quarter of 2021 was $114.1 million, down $815 thousand, or 1%, from the third quarter of 2020 primarily due to lower mortgage banking income partially offset by higher core banking fees, brokerage revenue, fiduciary and asset management fees, and capital markets income. Year-to-date adjusted non-interest revenue(1) was $332.2 million, up $22.3 million, or 7%, compared to the same period in 2020 largely due to higher core banking fees, fiduciary and asset management fees, and brokerage revenue partially offset by lower mortgage banking income and capital markets income. In the fourth quarter of 2021, we expect adjusted non-interest revenue to decline as broad-based growth is more than offset by continued normalization of mortgage banking income, seasonality of our brokerage business, and third quarter 2021 gains that are not expected to repeat.
(1)    See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to GAAP measures.
The following table shows the principal components of non-interest revenue.

Table 5 - Non-interest Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Service charges on deposit accounts (1)	$22,641	$17,813	$4,828	27%	$64,089	$54,069	$10,020	19%
Fiduciary and asset management fees	19,786	15,885	3,901	25	56,545	46,009	10,536	23
Card fees (1)	13,238	10,823	2,415	22	38,538	30,959	7,579	24
Brokerage revenue	14,745	10,604	4,141	39	41,644	32,987	8,657	26
Mortgage banking income	11,155	31,229	(20,074)	(64)	47,312	66,987	(19,675)	(29)
Capital markets income	8,089	5,690	2,399	42	18,929	22,984	(4,055)	(18)
Income from bank-owned life insurance	6,820	7,778	(958)	(12)	22,851	21,572	1,279	6
Investment securities gains (losses), net	962	(1,550)	2,512	nm	(1,028)	76,594	(77,622)	nm
Other non-interest revenue(1)	17,519	16,139	1,380	9	44,117	39,591	4,526	11
Total non-interest revenue	$114,955	$114,411	$544	—%	$332,997	$391,752	$(58,755)	(15)%

Core banking fees (1)	$44,345	$34,338	$10,007	29%	$123,964	$100,917	$23,047	23%

(1)    Service charges on deposit accounts, card fees, and other non-interest revenue components including letter of credit fees, ATM fees income, line of credit non-usage fees, gains from sales of government guaranteed loans, and miscellaneous other service charges.
Three and Nine Months Ended September 30, 2021 compared to September 30, 2020
Service charges on deposit accounts, consisting of NSF fees, account analysis fees, and all other service charges, for the three and nine months ended September 30, 2021 were up due largely to higher account analysis fees, which were up $2.6 million, or 35%, and $8.0 million, or 38%, respectively, following our pricing for value Synovus Forward initiative implemented during the first quarter of 2021. NSF fees for the nine months ended September 30, 2021 and 2020 comprised 30% and 36%, respectively, of service charges on deposit accounts and 6% and 5%, respectively, of total non-interest revenue. All other service charges on deposit accounts, which consist primarily of monthly fees on retail demand deposits, saving accounts, and small business accounts, for the three and nine months ended September 30, 2021, were up $1.0 million, or 22%, and $2.2 million, or 16%, respectively.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, financial planning, and family office services. The increase in fiduciary and asset management fees for the three and nine months ended September 30, 2021 was driven by growth in total assets under management which increased by 21% from September 30, 2020 to $21.23 billion at September 30, 2021.
Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant discounts. Card fees are reported net of certain associated expense items including client loyalty program expenses and network expenses. Card fees for the three and nine months ended September 30, 2021 were up with increased transaction volume in all card fee categories.
Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of client assets. Brokerage revenue for the three and nine months ended September 30, 2021 increased over the prior year comparable periods and was driven by growth in assets under management and higher transaction revenue from favorable market conditions.

Mortgage banking income was significantly lower for the third quarter of 2021 compared to the three months ended September 30, 2020 with the decline driven by lower gains on sale and lower secondary production. The year-to-date decline was largely a result of lower secondary revenue in addition to lower secondary production. Total secondary market mortgage loan production was $343.0 million, down $310.8 million, or 48%, and $1.34 billion, down $205.4 million, or 13%, for the three and nine months ended September 30, 2021, respectively.
Capital markets income primarily includes fee income from client derivative transactions. Additionally, capital markets income includes fee income from capital raising investment banking transactions and foreign exchange as well as other miscellaneous income from capital market transactions. The increase for the three months ended September 30, 2021 primarily resulted from $1.4 million higher loan syndication arranger fees and $0.9 million higher fees on client derivative transactions. The decrease for the nine months ended September 30, 2021 was primarily a result of a $6.1 million decrease in fees on client derivative transactions as commercial client activity to lock in lower rates was elevated in 2020, partially offset by a $1.6 million increase in loan syndication arranger fees.
Income from BOLI includes increases in the cash surrender value of policies and proceeds from insurance benefits. The decrease for the three months ended September 30, 2021 primarily related to $557 thousand in proceeds from insurance benefits in the third quarter of 2020 while the year-to-date increase was driven by a $1.3 million increase in proceeds from insurance benefits.
Investment securities losses, net, of $1.0 million for the nine months ended September 30, 2021 reflected strategic sales of mortgage-backed securities. Investment securities gains, net, of $76.6 million for the nine months ended September 30, 2020 reflected strategic repositioning of the portfolio primarily during the latter part of the second quarter of 2020 to respond to the impact of market rate declines.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges and loan servicing fees, income from insurance commissions, gains from sales of GGL/SBA loans, and other miscellaneous items. The nine months ended September 30, 2021 included increases in income related to investments in LIHTC and solar energy tax credit partnerships of $2.7 million and $2.0 million, respectively, a $2.5 million increase in other service charges primarily from higher unused line of credit fees, and a $2.0 million increase in insurance revenue as compared to 2020. The nine months ended September 30, 2020 included $4.5 million in realized gains from the sale of positions in two publicly-traded equity investments, a sale-leaseback gain of $2.4 million, and a gain of $2.5 million from the sale of non-relationship mortgage loans.
Non-interest Expense
Non-interest expense for the third quarter of 2021 was $267.0 million, down $49.6 million, or 16%, and year-to-date was down $72.4 million, or 8%, compared to the same periods in 2020. Goodwill impairment expense of $44.9 million impacted the three and nine months ended September 30, 2020. Adjusted non-interest expense of $267.1 million was down $893 thousand, and year-to-date was down $14.7 million, or 2%. The decline in adjusted non-interest expense during 2021 was primarily due to 2020 being impacted by higher expense associated with Synovus Forward as well as a 5% reduction in headcount year-over-year, which primarily came from back-office support functions and offset other personnel expense increases. The adjusted tangible efficiency ratio for the first nine months of 2021 was 53.82%, down 231 bps compared to the same period a year ago. We remain committed to prudent expense management, enabling us to continue investing in areas that position us for greater success, deliver a superior client experience, and promote profitable growth. See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to GAAP measures.

The following table summarizes the components of non-interest expense.

Table 6 - Non-interest Expense
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Salaries and other personnel expense	$160,364	$154,994	$5,370	3%	$482,408	$464,268	$18,140	4%
Net occupancy, equipment, and software expense	43,483	41,554	1,929	5	126,442	125,475	967	1
Third-party processing and other services	19,446	21,827	(2,381)	(11)	63,897	67,193	(3,296)	(5)
Professional fees	6,739	13,377	(6,638)	(50)	23,771	39,358	(15,587)	(40)
FDIC insurance and other regulatory fees	5,212	6,793	(1,581)	(23)	16,338	18,922	(2,584)	(14)
Goodwill impairment	—	44,877	(44,877)	nm	—	44,877	(44,877)	nm
Earnout liability adjustments	(243)	—	(243)	nm	507	4,908	(4,401)	nm
Amortization of intangibles	2,379	2,640	(261)	(10)	7,137	7,920	(783)	(10)
Restructuring charges	319	2,882	(2,563)	nm	1,265	8,924	(7,659)	nm
Loss on early extinguishment of debt	—	154	(154)	nm	—	2,057	(2,057)	nm
Other operating expenses	29,333	27,557	1,776	6	82,932	93,174	(10,242)	(11)
Total non-interest expense	$267,032	$316,655	$(49,623)	(16)%	$804,697	$877,076	$(72,379)	(8)%

Three and Nine Months Ended September 30, 2021 compared to September 30, 2020
Salaries and other personnel expense increased for the three and nine months ended September 30, 2021 with the increase for the three months ended September 30, 2021 being mostly due to an increase in incentive compensation and bonus accruals due to higher than expected performance, higher employee insurance from increased claims, and higher temporary help, partially offset by lower salary expense. The increase for the nine months ended September 30, 2021 was due primarily to higher share-based compensation expense largely due to timing with a higher level of retirement eligible expense acceleration, an increase in bonus accruals due to higher than expected performance, higher employee insurance from increased claims, and higher temporary help, partially offset by lower salary expense. Total headcount of 5,059 declined 288, or 5%, from September 30, 2020, led by Synovus' voluntary early retirement program offered during the fourth quarter of 2020 and branch closures.
Net occupancy, equipment, and software expense increased on a quarter-over-quarter basis and comparatively year-to-date due primarily to continued investments in technology partially offset by savings from branch closures.
Third-party processing and other services include all third-party core operating system and processing charges as well as third-party loan servicing charges. Third-party processing expense decreased for the three and nine months ended September 30, 2021. The quarter-over-quarter decrease was largely a result of lower information-technology related expense and Synovus' restructure of certain of its third-party consumer-based lending partnership arrangements during the second quarter of 2020 with a shift of new originations to held for sale. The decline for the nine months ended September 30, 2021 was primarily associated with the aforementioned restructure of certain of its third-party consumer-based lending partnership arrangements and lower information-technology related expense partially offset by expenses associated with PPP loan forgiveness.
Professional fees decreased for the three and nine months ended September 30, 2021 from decreases in consulting fees related to Synovus Forward.
FDIC insurance and other regulatory fees decreased for the three and nine months ended September 30, 2021, reflecting lower assessment rate primarily due to overall elevated liquidity and subordinated debt issued by Synovus Bank in the fourth quarter of 2020.
During the three months ended September 30, 2020, Synovus recognized a $44.9 million non-cash goodwill impairment charge representing the goodwill allocated to the Consumer Mortgage reporting unit resulting from a combination of factors, including the extended duration of lower market valuations, high volumes in refinance activity that have reduced mortgage yields, and the clarity around longer term policy actions designed to keep interest rates low.
Earnout liability fair value adjustments in 2020 associated with the Global One acquisition were the result of higher than projected earnings and higher earnings estimates over the remaining contractual earnout period, reflecting the continued success of the Global One enterprise. The earnout period ended on June 30, 2021, and the final earnout payment occurred during the three months ended September 30, 2021.

During the three and nine months ended September 30, 2021 and 2020, Synovus recorded restructuring charges related to branch closures and restructuring of corporate real estate as part of the Synovus Forward initiative. Twelve branches were closed in 2020, and four branches have been closed year-to-date in 2021, in addition to 4 additional branches expected to close during the fourth quarter of 2021.
Other operating expenses includes advertising, travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expenses. Other operating expenses were up for the three months ended September 30, 2021 and were down for the nine months ended September 30, 2021. Period over period fluctuations are primarily related to certain expenses or losses not expected to recur rather than changes in trends. Other operating expenses for the nine months ended September 30, 2020 also included a $2.7 million valuation adjustment on a MPS receivable and a $2.5 million charge from termination of client swaps.
Income Tax Expense
Income tax expense was $159.9 million for the nine months ended September 30, 2021, representing an effective tax rate of 22.2%, compared to income tax expense of $74.3 million for the nine months ended September 30, 2020, representing an effective tax rate of 25.0%. The effective tax rate for the nine months ended September 30, 2021 includes discrete benefits of $3.3 million related to changes in amounts taxable by jurisdictions and $2.6 million related to share-based compensation, partially offset by discrete expense of $3.8 million related to other accrual adjustments. The effective tax rate for the nine months ended September 30, 2020 reflected the impact of a non-deductible goodwill impairment charge recognized during the third quarter of 2020, partially offset by discrete benefits of $2.7 million for the carryback of net operating loss deductions as permitted by the CARES Act, and $2.3 million of other discrete benefit items, including items related to prior periods.
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
Over the course of the past year, the Biden Administration has publicly discussed numerous potential changes to the tax code to fund its Build Back Better agenda, including changes in corporate taxation. We continue to monitor the legislative process and the potential impact to the Company and its clients.
CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the quality of its loan portfolio by industry, property type, geography, as well as credit quality metrics. At September 30, 2021, credit metrics remained stable and near historical lows with NPAs at 45 bps, NPLs at 41 bps, and total past dues at 16 bps, as a percentage of total loans. Net charge-offs remained low at $20.5 million, or 22 bps annualized, and $67.3 million, or 24 bps annualized, for the three and nine months ended September 30, 2021, respectively. We expect net charge-offs to remain relatively stable in the fourth quarter of 2021, assuming no material change in the economic environment.

The table below includes selected credit quality metrics.

Table 7 - Credit Quality Metrics
(dollars in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Non-performing loans	$155,465	$151,079	$168,837
Impaired loans held for sale	—	23,590	—
ORE and other assets	16,883	17,394	23,280
Non-performing assets	$172,348	$192,063	$192,117
Total loans	$38,341,030	$38,252,984	$39,549,847
Non-performing loans as a % of total loans	0.41%	0.39%	0.43%
Non-performing assets as a % of total loans, ORE, and specific other assets	0.45	0.50	0.49
Loans 90 days past due and still accruing	$5,960	$4,117	$7,512
As a % of total loans	0.02%	0.01%	0.02%
Total past due loans and still accruing	$60,817	$47,349	$57,316
As a % of total loans	0.16%	0.12%	0.14%
Net charge-offs, quarter	$20,516	$22,139	$28,466
Net charge-offs/average loans, quarter	0.22%	0.23%	0.29%
Net charge-offs, year-to-date	$67,266	$94,712	$72,573
Net charge-offs/average loans, year-to-date	0.24%	0.24%	0.25%
(Reversal of) provision for loan losses, quarter	$(3,949)	$24,075	$43,618
(Reversal of) provision for unfunded commitments, quarter	(3,919)	(13,009)	(235)
(Reversal of) provision for credit losses, quarter	$(7,868)	$11,066	$43,383
(Reversal of) provision for loan losses, year-to-date	(46,227)	336,052	311,977
(Reversal of) provision for unfunded commitments, year-to-date	(4,814)	18,970	31,979
(Reversal of) provision for credit losses, year-to-date	(51,041)	355,022	343,956
Allowance for loan losses	$492,243	$605,736	$603,800
Reserve for unfunded commitments	42,971	47,785	60,794
Allowance for credit losses	$535,214	$653,521	$664,594
ACL to loans coverage ratio	1.40%	1.71%	1.68%
ALL to loans coverage ratio	1.28	1.58	1.53
ACL/NPLs	344.27	432.57	393.63
ALL/NPLs	316.63	400.94	357.62

Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. Criticized and classified loans at September 30, 2021 declined $345.2 million, or 22%, as compared to December 31, 2020 primarily as a result of upgrades in the hotel industry. Further reductions are anticipated as we progress through the remainder of 2021 as we expect continued improvement in financial performance in the hotel industry and other industries negatively impacted by COVID-19.

Table 8 - Criticized and Classified Loans
(dollars in thousands)	September 30, 2021	December 31, 2020
Special mention	$616,911	$977,028
Substandard	580,444	553,720
Doubtful	22,283	33,204
Loss	2,186	3,032
Criticized and Classified loans	$1,221,824	$1,566,984
As a % of total loans	3.2%	4.1%

Reversal of Provision for Credit Losses and Allowance for Credit Losses
Reversal of provision for credit losses of $7.9 million and $51.0 million for the three and nine months ended September 30, 2021, respectively, primarily resulted from the continued improvement in the credit outlook for the portfolio. This was partially offset by $10.0 million and $35.8 million in reserves added as a result of purchases of $453.3 million and $1.49 billion of third-party lending loans, including $271.6 million and $1.05 billion in prime auto purchases for the three and nine months ended September 30, 2021, respectively, as well as net growth in loans.
The ACL, consisting of an ALL of $492.2 million and reserve for unfunded commitments of $43.0 million, totaled $535.2 million at September 30, 2021 and declined $118.3 million from December 31, 2020, resulting in an ACL to loans coverage ratio of 1.40% and an ACL to NPLs ratio of 344%. Excluding PPP loans, the ACL to loans coverage ratio was 1.42%. The ACL at September 30, 2021 incorporates an outlook of continuation of the recovery including the unemployment rate at 4.6% by the end of 2021, compared to 4.5% used in the second quarter of 2021’s ACL estimate.

Table 9 - Accruing TDRs by Risk Grade
	September 30, 2021		December 31, 2020		September 30, 2020
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Pass	$61,604	48.8%	$72,463	53.7%	$69,433	42.5%
Special mention	12,310	9.8	8,935	6.6	13,303	8.1
Substandard accruing	52,141	41.4	53,574	39.7	80,775	49.4
Total accruing TDRs	$126,055	100.0%	$134,972	100.0%	$163,511	100.0%

Troubled Debt Restructurings
Accruing TDRs were $126.1 million at September 30, 2021, compared to $135.0 million at December 31, 2020. Non-accruing TDRs were $21.9 million at September 30, 2021, compared to $39.0 million at December 31, 2020.
Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At September 30, 2021 and December 31, 2020, approximately 98% and 99%, respectively, of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have continued to remain at low levels.
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

During 2020, Synovus provided relief programs consisting primarily of 90-day payment deferral relief to borrowers negatively impacted by COVID-19, and as of September 30, 2021, no loans were in a P&I deferral status as compared to 0.3% of the total loan portfolio at December 31, 2020. In addition to our P&I deferment program, under the CARES Act, we have also provided borrowers who have been impacted by COVID-19 with other modifications such as interest-only relief or amortization extensions on approximately 2% of total loans, at both September 30, 2021 and December 31, 2020.
Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by our primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach under Basel III. At September 30, 2021, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 10 - Capital Ratios
(dollars in thousands)	September 30, 2021	December 31, 2020
CET1 capital
Synovus Financial Corp.	$4,276,765	$4,034,865
Synovus Bank	4,905,396	4,641,711
Tier 1 risk-based capital
Synovus Financial Corp.	4,813,910	4,572,010
Synovus Bank	4,905,396	4,641,711
Total risk-based capital
Synovus Financial Corp.	5,765,528	5,604,230
Synovus Bank	5,544,573	5,361,611
CET1 capital ratio
Synovus Financial Corp.	9.58%	9.66%
Synovus Bank	11.01	11.11
Tier 1 risk-based capital ratio
Synovus Financial Corp.	10.79	10.95
Synovus Bank	11.01	11.11
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.92	13.42
Synovus Bank	12.44	12.83
Leverage ratio
Synovus Financial Corp.	8.78	8.50
Synovus Bank	8.95	8.73
Tangible common equity ratio(1)
Synovus Financial Corp.	7.68	7.66

(1)    See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
At September 30, 2021, Synovus' CET1 ratio was 9.58%, well in excess of regulatory requirements including the capital conservation buffer of 2.5%. The September 30, 2021 CET1 ratio declined 8 bps compared to December 31, 2020, driven by growth in risk-weighted assets and return of capital through share repurchases and common stock shareholder dividends, which was a result of strong financial performance. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Regulatory Capital" to the consolidated financial statements of Synovus' 2020 Form 10-K. Management reviews the Company's capital position on an on-going basis and believes, based on internal capital analyses and earnings projections, that Synovus is well positioned to meet relevant regulatory capital standards.
Synovus announced on January 26, 2021 that its Board of Directors authorized share repurchases of up to $200 million in 2021. During the nine months ended September 30, 2021, Synovus repurchased a total of $167.1 million, or 3.7 million shares of its common stock, at an average price of $44.88 per share.
As of October 31, 2021, the remaining authorization under this program was $31.8 million. Based on current conditions and economic outlook, we expect to complete the full authorization in the fourth quarter of 2021.

On August 26, 2020, the federal banking regulators issued a final rule (following an interim final rule issued on March 27, 2020) that allowed electing banking organizations that adopt CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Synovus adopted CECL on January 1, 2020 and the September 30, 2021 regulatory capital ratios reflect Synovus' election of the five-year transition provision. At September 30, 2021, $69.9 million, or a cumulative 16 bps benefit to CET1, was deferred.
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
Synovus declared common stock dividends of $145.8 million, or $0.99 per common share, during the nine months ended September 30, 2021 and 2020. In addition, Synovus declared dividends on its preferred stock of $24.9 million during the nine months ended September 30, 2021 and 2020.
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
In accordance with Synovus policies and regulatory guidance, ALCO evaluates contractual and anticipated cash flows under normal and stressed conditions to properly manage the Company’s liquidity profile. Synovus places an emphasis on maintaining numerous sources of current and contingent liquidity to meet its obligations to depositors, borrowers, and creditors on a timely basis. Liquidity is generated through various sources, including, but not limited to, maturities and repayments of loans by clients, maturities and sales of investment securities, and growth in core or wholesale deposits. Management continuously monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to manage client deposit withdrawals, loan requests, and other funding demands.
Synovus Bank also generates liquidity through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank also has the capacity to access funding through its membership in the FHLB system and through the Federal Reserve discount window. At September 30, 2021, based on currently pledged collateral, Synovus Bank had access to incremental FHLB funding of $6.20 billion, subject to FHLB credit policies.
In addition to bank level liquidity management, Synovus must manage liquidity at the parent company level for various operating needs including the servicing of debt, the payment of dividends on our common stock and preferred stock, share repurchases, payment of general corporate expenses and potential capital infusions into subsidiaries. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and the Federal Reserve Bank. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, but not limited to, Synovus Bank's future profits, asset quality, liquidity, and overall condition. In addition, both the GA DBF and Federal Reserve Bank may require approval to pay dividends, based on certain regulatory statutes and limitations.
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
Earning Assets and Sources of Funds
Average total assets for the nine months ended September 30, 2021 increased $3.28 billion, or 6%, to $54.85 billion as compared to $51.57 billion for the first nine months of 2020. Average earning assets increased $3.28 billion, or 7%, in the first nine months of 2021 compared to the same period in 2020. The increase in average earning assets primarily resulted from a $2.33 billion, or 34%, increase in average investment securities available for sale, a $1.75 billion, or 163%, increase in average interest-bearing funds held at the Federal Reserve Bank, and a $472.6 million increase in loans held for sale, partially offset by a $1.09 billion, or 3%, decrease in average total loans, net of unearned.
Average interest-bearing liabilities decreased $493.8 million, or 1%, to $33.62 billion for the first nine months of 2021 compared to the same period in 2020. The decrease in average interest-bearing liabilities resulted from a $3.38 billion, or 40%, decrease in average time deposits, a $1.38 billion, or 53%, decrease in average long-term debt, and a $658.1 million decrease in other short-term borrowings. These decreases were mostly offset by a $3.26 billion, or 23%, increase in average money market deposits and a $1.38 billion, or 19%, increase in average interest-bearing demand deposits. Average non-interest-bearing deposits increased $3.51 billion, or 31%, to $14.89 billion for the first nine months of 2021 compared to the same period in 2020, due largely to liquidity associated with various government stimulus efforts.
Net interest income for the nine months ended September 30, 2021 was $1.14 billion, up $13.8 million compared to the same period in 2020, including $66.5 million in PPP fees during 2021 and $21.1 million in 2020. Net interest margin was down 18 bps over the comparable nine-month period to 3.02%, due primarily to the decline in market interest rates and average growth in investment securities available for sale and interest-bearing funds held at the Federal Reserve Bank. For the nine months ended September 30, 2021, the yield on earning assets was 3.27%, a decrease of 61 bps compared to the nine months ended September 30, 2020, while the effective cost of funds decreased 43 bps to 0.25%. The yield on loans decreased 23 bps to 3.97%, due primarily to the decline in market interest rates, while the yield on investment securities decreased 129 bps to 1.43%, due primarily to an acceleration in prepayments and increase in premium amortization, compared to the nine months ended September 30, 2020.
On a sequential quarter basis, net interest income was up $3.1 million, or 1%, primarily due to continued asset growth, further declines in deposit costs, and a higher day count. Net interest margin for the third quarter was stable at 3.01%, which was down 1 bp compared to the second quarter of 2021 with continued pressure from the liquidity environment. The third quarter of 2021 included $21.3 million recognized for associated PPP fees versus $20.4 million in the second quarter of 2021 and average PPP loan balances of $1.19 billion versus $2.14 billion in the second quarter of 2021. For the third quarter of 2021, the yield on earning assets decreased 4 bps, while the effective cost of funds decreased 3 bps compared to the second quarter of 2021.
We continue to expect that net interest income excluding PPP fees will increase in the remainder of the year, driven by loan growth and deployment of liquidity, which are expected to offset headwinds from continued fixed-rate repricing and the slight reduction in LIBOR. PPP fees are also expected to decline.

Quarterly yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities for the five most recent quarters are presented below.

Table 11 - Average Balances and Yields/Rates	2021			2020
(dollars in thousands) (yields and rates annualized)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Interest Earning Assets:
Investment securities(1)(2)	$9,876,651	9,184,691	8,437,563	7,493,822	7,227,400
Yield	1.45%	1.45	1.40	2.07	2.39
Trading account assets(3)	$5,192	2,831	3,063	8,496	5,391
Yield	1.15%	1.15	2.81	1.03	1.69
Commercial loans(2)(4)	$28,891,164	29,849,029	29,844,491	30,363,102	30,730,135
Yield	3.91%	3.86	3.95	3.96	3.80
Consumer loans(4)	$8,642,969	8,647,448	8,367,776	8,521,449	9,032,437
Yield	3.93%	3.94	3.98	4.00	4.08
Allowance for loan losses	$(514,828)	(561,242)	(599,872)	(595,547)	(591,098)
Loans, net(4)	$37,019,305	37,935,235	37,612,395	38,289,004	39,171,474
Yield	3.97%	3.93	4.02	4.03	3.92
Mortgage loans held for sale	$196,032	242,940	246,962	309,278	244,952
Yield	2.88%	3.06	2.68	2.74	2.92
Other loans held for sale	$527,736	615,301	660,753	544,301	493,940
Yield	3.06%	3.05	2.91	2.81	3.61
Other earning assets(5)	$3,271,501	2,705,819	2,838,063	2,716,645	1,265,880
Yield	0.15%	0.11	0.10	0.10	0.11
Federal Home Loan Bank and Federal Reserve Bank Stock(3)	$159,741	159,340	157,657	162,537	200,923
Yield	1.26%	2.01	1.69	2.64	2.73
Total interest earning assets	$51,056,158	50,846,157	49,956,456	49,524,083	48,609,960
Yield	3.22%	3.26	3.32	3.49	3.58
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$8,463,325	8,601,262	8,570,753	8,531,415	7,789,095
Rate	0.10%	0.11	0.14	0.16	0.19
Money market accounts, excluding brokered deposits	$15,597,723	15,476,262	15,348,916	14,411,860	13,272,972
Rate	0.15%	0.19	0.23	0.26	0.36
Savings deposits	$1,377,089	1,333,297	1,219,288	1,147,667	1,114,956
Rate	0.02%	0.02	0.02	0.01	0.02
Time deposits under $100,000	$993,284	1,077,931	1,161,306	1,239,592	1,379,923
Rate	0.33%	0.41	0.56	0.74	1.03
Time deposits over $100,000	$2,430,744	2,714,451	2,993,996	3,302,959	3,863,821
Rate	0.45%	0.56	0.74	1.03	1.44
Other brokered deposits	$1,862,346	1,901,097	1,950,582	1,978,393	1,912,114
Rate	0.21%	0.19	0.20	0.23	0.23
Brokered time deposits	$996,777	1,156,510	1,418,751	1,795,982	2,232,940
Rate	1.27%	1.35	1.50	1.60	1.59
Total interest-bearing deposits	$31,721,288	32,260,810	32,663,592	32,407,868	31,565,821
Rate	0.20%	0.24	0.31	0.39	0.54
Federal funds purchased and securities sold under repurchase agreements	$202,525	204,053	209,448	174,316	180,342
Rate	0.07%	0.07	0.07	0.07	0.09
Other short-term borrowings	$—	—	—	—	46,739
Rate	—%	—	—	—	1.12
Long-term debt	$1,203,500	1,203,038	1,202,613	1,552,791	2,234,665
Rate	3.81%	3.82	3.63	3.96	2.71
Total interest-bearing liabilities	$33,127,313	33,667,901	34,075,653	34,134,975	34,027,567
Rate	0.33%	0.36	0.42	0.55	0.68
Non-interest-bearing demand deposits	$15,755,929	15,088,836	13,791,286	13,566,112	12,773,676
Cost of funds	0.22%	0.25	0.30	0.40	0.50
Effective cost of funds(6)	0.21%	0.24	0.28	0.37	0.48
Net interest margin	3.01%	3.02	3.04	3.12	3.10
Taxable equivalent adjustment(2)	$736	791	774	821	956

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

Net Interest Income and Rate/Volume Analysis
    The following table sets forth the major components of net interest income and the related annualized yields and rates for the nine months ended September 30, 2021 and 2020, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Table 12 - Net Interest Income and Rate/Volume Analysis
	Nine Months Ended September 30,						2021 Compared to 2020
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2021	2020	2021	2020	2021	2020	Volume	Rate
Assets
Interest earning assets:
Investment securities	$9,171,573	$6,843,400	$98,631	$139,791	1.43%	2.72%	$47,364	$(88,524)	$(41,160)
Trading account assets	3,703	5,955	44	99	1.60	2.22	(37)	(18)	(55)
Taxable loans, net(1)	37,584,500	38,671,202	1,104,446	1,203,839	3.94	4.16	(33,812)	(65,581)	(99,393)
Tax-exempt loans, net(1)(2)	493,975	494,885	10,957	12,366	2.97	3.34	(22)	(1,387)	(1,409)
Allowance for loan losses	(558,336)	(486,276)
Loans, net	37,520,139	38,679,811	1,115,403	1,216,205	3.97	4.20	(33,834)	(66,968)	(100,802)
Mortgage loans held for sale	228,458	184,396	4,926	4,291	2.87	3.10	1,022	(387)	635
Other loans held for sale	600,776	172,241	13,685	4,756	3.00	3.63	11,635	(2,706)	8,929
Other earning assets(3)	2,940,049	1,209,239	2,705	2,477	0.12	0.27	3,366	(3,138)	228
Federal Home Loan Bank and Federal Reserve Bank stock	158,921	244,111	1,971	6,000	1.65	3.28	(2,090)	(1,939)	(4,029)
Total interest earning assets	50,623,619	47,339,153	1,237,365	1,373,619	3.27	3.88	27,426	(163,680)	(136,254)
Cash and due from banks	567,702	532,808
Premises and equipment, net	453,339	485,790
Other real estate	1,579	11,709
Cash surrender value of bank-owned life insurance	1,056,257	989,238
Other assets(4)	2,145,850	2,209,923
Total assets	$54,848,346	$51,568,621

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$8,544,720	$7,167,617	$7,606	$15,561	0.12%	0.29%	$2,987	$(10,942)	$(7,955)
Money market accounts	17,379,564	14,119,510	24,868	61,799	0.19	0.58	14,142	(51,073)	(36,931)
Savings deposits	1,310,470	1,026,259	164	204	0.02	0.03	64	(104)	(40)
Time deposits	4,977,025	8,361,942	27,837	108,106	0.75	1.73	(43,799)	(36,470)	(80,269)
Federal funds purchased and securities sold under repurchase agreements	205,316	199,230	104	242	0.07	0.16	7	(145)	(138)
Other short-term borrowings	—	658,128	—	7,643	—	1.53	(7,531)	(112)	(7,643)
Long-term debt	1,203,054	2,581,232	33,851	50,645	3.75	2.54	(26,183)	9,389	(16,794)
Total interest-bearing liabilities	33,620,149	34,113,918	94,430	244,200	0.37	0.94	(60,313)	(89,457)	(149,770)
Non-interest-bearing deposits	14,885,880	11,374,121
Other liabilities	1,149,209	1,028,401
Shareholders' equity	5,193,108	5,052,181
Total liabilities and equity	$54,848,346	$51,568,621
Interest rate spread:					2.90%	2.94%
Net interest income - TE/margin(5)			$1,142,935	$1,129,419	3.02%	3.20%	$87,739	$(74,223)	$13,516
Taxable equivalent adjustment			2,301	2,603
Net interest income, actual			$1,140,634	$1,126,816

(1)     Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2021 - $90.8 million, 2020 - $42.8 million.
(2)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(3)    Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(4)    Includes average net unrealized gains (losses) on investment securities available for sale of $73.1 million and $212.9 million for the nine months ended September 30, 2021 and 2020, respectively.
(5)    The net interest margin is calculated by dividing annualized net interest income - TE by average total interest earnings assets.

Market Risk Analysis
Interest rate risk is the primary market risk to which Synovus is potentially exposed. Synovus measures its sensitivity to changes in market interest rates through the use of a simulation model which incorporates all of Synovus’ earning assets and liabilities. These simulations are used to determine a baseline net interest income projection and the sensitivity of the income profile based on changes in interest rates. These simulations incorporate assumptions and factors, including, but not limited to, changes in market rates, in the size or composition of the balance sheet, and in repricing characteristics as well as client behaviors. This process is reviewed and updated on an on-going basis in a manner consistent with Synovus’ ALCO governance framework.
Synovus has modeled its baseline net interest income projection assuming a flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0% to 0.25% and the current prime rate of 3.25%. Synovus has modeled the impact of a gradual increase in market interest rates across the yield curve of 100 and 200 bps and a gradual decline of 25 bps to determine the sensitivity of net interest income for the next twelve months. The lesser decline of the downrate scenario presented was selected in light of the low absolute level of monetary policy rates and generally incorporates an assumption that rates are floored at the zero-lower-bound. Synovus' current rate risk position is considered asset-sensitive and would be expected to benefit net interest income in a rising interest rate environment and reduce net interest income in a declining interest rate environment. A modest decline in sensitivity relative to the prior period-end is the result of a host of factors, including increased securities portfolio and the higher absolute level of long-term interest rates. The following table represents the estimated sensitivity of net interest income at September 30, 2021, with comparable information for December 31, 2020.

Table 13 - Twelve Month Net Interest Income Sensitivity
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)
Change in Short-term Interest Rates (in bps)	September 30, 2021	December 31, 2020
+200	5.4%	6.8%
+100	2.5%	3.5%
-25	(0.2)%	(0.5)%

The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter-term time horizon. Synovus also evaluates potential longer-term interest rate risk through modeling and evaluation of the sensitivity of the Company's EVE. The EVE measurement process estimates the net fair value of assets, liabilities, and off-balance sheet financial instruments under various interest rate scenarios. Management uses EVE sensitivity analyses as an additional means of measuring interest rate risk and incorporates this form of analysis within its governance and limits framework.
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
The ARRC has proposed SOFR as its preferred rate as an alternative to LIBOR and has proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to LIBOR. As noted within "Part I - Item 1A. Risk Factors" of Synovus' 2020 Form 10-K, Synovus holds instruments that may be impacted by the discontinuance of LIBOR, which include floating rate obligations, loans, deposits, derivatives and hedges, and other financial instruments. Synovus has established a cross-functional LIBOR transition working group with representation from all business lines, support and control functions, and legal counsel that has 1) assessed the Company's current exposure to LIBOR indexed instruments and the data, systems and processes that will be impacted; 2) established a detailed implementation plan; 3) formulated communications and learning activities to support clients and colleagues; and 4) developed a formal governance structure for the transition. Loan agreement provisions for new and renewed loans include LIBOR fallback language to ensure transition from LIBOR to the new benchmark when such transition occurs. All direct exposures resulting from existing financial contracts that mature after 2021 have been inventoried and are monitored on an ongoing basis. Based on regulatory guidance, the Company currently expects to cease originating loans indexed to LIBOR no later than December 31, 2021. Synovus has expanded its product offerings and currently offers multiple alternative reference rates including SOFR and BSBY indices. Other viable alternative reference rates are also being evaluated for use as potential replacements of LIBOR. We do not currently expect there to be a material financial impact to the Company or our clients regardless of which index or indices the Company offers as alternatives to LIBOR.
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
Non-GAAP Financial Measures
The measures entitled adjusted non-interest revenue; adjusted non-interest expense; adjusted total revenue; adjusted tangible efficiency ratio; adjusted net income per common share, diluted; adjusted return on average assets; adjusted return on average common equity; adjusted return on average tangible common equity; and tangible common equity ratio are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest revenue; total non-interest expense; total TE revenue; efficiency ratio-TE; net income per common share, diluted; return on average assets; return on average common equity; and the ratio of total shareholders' equity to total assets, respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted total revenue and adjusted non-interest revenue are measures used by management to evaluate total TE revenue and non-interest revenue exclusive of net investment securities gains (losses), changes in fair value of private equity investments, net, and fair value adjustment on non-qualified deferred compensation. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income per common share, diluted, adjusted return on average assets, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. Adjusted return on average tangible common equity is a measure used by management to compare Synovus' performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity ratio is used by management to assess the strength of our capital position. The computations of these measures are set forth in the tables below.

Table 14 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Adjusted non-interest revenue
Total non-interest revenue	$114,955	$114,411	$332,997	$391,752
Subtract/add: Investment securities (gains) losses, net	(962)	1,550	1,028	(76,594)
Subtract: Gain on sale and increase in fair value of private equity investments, net	—	(260)	—	(4,712)
Add/subtract: Fair value adjustment on non-qualified deferred compensation	97	(796)	(1,821)	(539)
Adjusted non-interest revenue	$114,090	$114,905	$332,204	$309,907

Adjusted non-interest expense
Total non-interest expense	$267,032	$316,655	$804,697	$877,076
Add/subtract: Earnout liability adjustments	243	—	(507)	(4,908)
Subtract: Goodwill impairment	—	(44,877)	—	(44,877)
Subtract: Restructuring charges	(319)	(2,882)	(1,265)	(8,924)
Subtract: Loss on early extinguishment of debt	—	(154)	—	(2,057)
Add/subtract: Fair value adjustment on non-qualified deferred compensation	97	(796)	(1,821)	(539)
Adjusted non-interest expense	$267,053	$267,946	$801,104	$815,771

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Adjusted total revenue and adjusted tangible efficiency ratio
Adjusted non-interest expense	$267,053	$267,946	$801,104	$815,771
Subtract: Amortization of intangibles	(2,379)	(2,640)	(7,137)	(7,920)
Adjusted tangible non-interest expense	$264,674	$265,306	$793,967	$807,851

Net interest income	$384,917	$376,990	$1,140,634	$1,126,816
Add: Tax equivalent adjustment	736	956	2,301	2,603
Add: Total non-interest revenue	114,955	114,411	332,997	391,752
Total TE revenue	$500,608	$492,357	$1,475,932	$1,521,171
Subtract/add: Investment securities (gains) losses, net	(962)	1,550	1,028	(76,594)
Subtract: Gain on sale and increase in fair value of private equity investments, net	—	(260)	—	(4,712)
Add/subtract: Fair value adjustment on non-qualified deferred compensation	97	(796)	(1,821)	(539)
Adjusted total revenue	$499,743	$492,851	$1,475,139	$1,439,326
Efficiency ratio-TE	53.34%	64.31%	54.52%	57.66%
Adjusted tangible efficiency ratio	52.96	53.83	53.82	56.13

Adjusted net income per common share, diluted
Net income available to common shareholders	$178,482	$83,283	$535,193	$198,414
Subtract/add: Earnout liability adjustments	(243)	—	507	4,908
Add: Goodwill impairment	—	44,877	—	44,877
Add: Restructuring charges	319	2,882	1,265	8,924
Add: Loss on early extinguishment of debt	—	154	—	2,057
Subtract/add: Investment securities (gains) losses, net	(962)	1,550	1,028	(76,594)
Subtract: Gain on sale and increase in fair value of private equity investments, net	—	(260)	—	(4,712)
Add/subtract: Tax effect of adjustments (1)	164	(1,122)	(579)	18,214
Adjusted net income available to common shareholders	$177,760	$131,364	$537,414	$196,088
Weighted average common shares outstanding, diluted	147,701	147,976	149,069	148,037
Adjusted net income per common share, diluted	$1.20	$0.89	$3.61	$1.32

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Adjusted return on average assets (annualized)
Net income	$186,773	$91,574	$560,065	$223,286
Subtract/add: Earnout liability adjustments	(243)	—	507	4,908
Add: Goodwill impairment	—	44,877	—	44,877
Add: Restructuring charges	319	2,882	1,265	8,924
Add: Loss on early extinguishment of debt	—	154	—	2,057
Subtract/add: Investment securities (gains) losses, net	(962)	1,550	1,028	(76,594)
Subtract: Gain on sale and increase in fair value of private equity investments, net	—	(260)	—	(4,712)
Add/subtract: Tax effect of adjustments (1)	164	(1,122)	(579)	18,214
Adjusted net income	$186,051	$139,655	$562,286	$220,960
Net income annualized	741,002	364,305	748,805	298,258
Adjusted net income annualized	738,137	555,584	751,774	295,151
Total average assets	55,326,260	53,138,334	54,848,346	51,568,621
Return on average assets (annualized)	1.34%	0.69%	1.37%	0.58%
Adjusted return on average assets (annualized)	1.33	1.05	1.37	0.57

	Three Months Ended
(dollars in thousands)	September 30, 2021	June 30, 2021	September 30, 2020
Adjusted return on average common equity and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$178,482	$177,909	$83,283
Subtract/add: Earnout liability adjustments	(243)	750	—
Add: Goodwill impairment	—	—	44,877
Add: Restructuring charges	319	415	2,882
Add: Loss on early extinguishment of debt	—	—	154
Subtract/add: Investment securities (gains) losses, net	(962)	—	1,550
Subtract: Increase in fair value of private equity investments	—	—	(260)
Add/subtract: Tax effect of adjustments (1)	164	(105)	(1,122)
Adjusted net income available to common shareholders	$177,760	$178,969	$131,364

Adjusted net income available to common shareholders' annualized	$705,243	$717,843	$522,600
Add: Amortization of intangibles, annualized net of tax	7,050	7,128	7,782
Adjusted net income available to common shareholders excluding amortization of intangibles annualized	$712,293	$724,971	$530,382

Net income available to common shareholders annualized	$708,108	$713,591	$331,322

Total average shareholders' equity less preferred stock	$4,734,754	$4,632,568	$4,553,159
Subtract: Goodwill	(452,390)	(452,390)	(497,267)
Subtract: Other intangible assets, net	(39,109)	(41,399)	(49,075)
Total average tangible shareholders' equity less preferred stock	$4,243,255	$4,138,779	$4,006,817
Return on average common equity (annualized)	14.96%	15.40%	7.28%
Adjusted return on average common equity (annualized)	14.90	15.50	11.48
Adjusted return on average tangible common equity (annualized)	16.79	17.52	13.24

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
(dollars in thousands)	September 30, 2021	June 30, 2021	December 31, 2020	September 30, 2020
Tangible common equity ratio
Total assets	$55,509,129	$54,938,659	$54,394,159	$53,040,538
Subtract: Goodwill	(452,390)	(452,390)	(452,390)	(452,390)
Subtract: Other intangible assets, net	(37,975)	(40,354)	(45,112)	(47,752)
Tangible assets	$55,018,764	$54,445,915	$53,896,657	$52,540,396
Total shareholders' equity	$5,252,802	$5,237,714	$5,161,334	$5,064,542
Subtract: Goodwill	(452,390)	(452,390)	(452,390)	(452,390)
Subtract: Other intangible assets, net	(37,975)	(40,354)	(45,112)	(47,752)
Subtract: Preferred stock, no par value	(537,145)	(537,145)	(537,145)	(537,145)
Tangible common equity	$4,225,292	$4,207,825	$4,126,687	$4,027,255
Total shareholders' equity to total assets ratio	9.46%	9.53%	9.49%	9.55%
Tangible common equity ratio	7.68	7.73	7.66	7.67

(1) An assumed marginal tax rate of 25.3% for 2021 and 25.9% for 2020 was applied.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

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
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
    (a) None.
    (b) None.
    (c) Issuer Purchases of Equity Securities:
The Company announced on January 26, 2021 that its Board of Directors authorized share repurchases of up to $200 million in 2021. As of October 31, 2021, the remaining authorization under this program was $31.8 million.

Share Repurchases
(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2021	637	$42.53	637	$80,448
August 2021	429	43.05	429	61,972
September 2021	710	40.90	710	32,931
Total	1,776	$42.00	1,776

(1)    The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
The foregoing repurchases during the third quarter of 2021 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
    None.
ITEM 4. – MINE SAFETY DISCLOSURES
    None.
ITEM 5. – OTHER INFORMATION
    None.

ITEM 6. – EXHIBITS

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated April 22, 2020, as filed with the SEC on April 24, 2020.

3.2	Restated Bylaws of Synovus, incorporated by reference to Exhibit 3.2 of Synovus' Current Report on Form 8-K dated April 22, 2020, as filed with the SEC on April 24, 2020.

10.1	First Amendment to the Synovus Financial Corp. Directors' Deferred Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

November 3, 2021	By:	/s/ Andrew J. Gregory, Jr.
Date		Andrew J. Gregory, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)