Form 10-K
period 2021-12-31
SYNOVUS FINANCIAL CORP
filed 2022-02-25
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________
☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
Commission file number 1-10312
_______________________

SYNOVUS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)
_______________________

Georgia	58-1134883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Bay Avenue
Suite 500,	Columbus,	Georgia	31901
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code: (706) 641-6500
_______________________
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
_______________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of June 30, 2021, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $6,104,918,737 based on the closing sale price of $43.88 reported on the New York Stock Exchange on June 30, 2021.
As of February 23, 2022, there were 145,463,669 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2022 (“Proxy Statement”)	Part III

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
DEI – Diversity, equity and inclusion
DIF – Deposit Insurance Fund
Dodd-Frank Act – The Dodd-Frank Wall Street Reform and Consumer Protection Act
i

DRR – Dual Risk Rating
EL – Expected loss
ESG – Environmental, social and governance
EVE – Economic value of equity
Exchange Act – Securities Exchange Act of 1934, as amended
FASB – Financial Accounting Standards Board
FCA – Financial Conduct Authority, a regulatory authority of the United Kingdom
FCB – FCB Financial Holdings, Inc. and its wholly-owned subsidiaries, except where the context requires otherwise
FCB Merger – The January 1, 2019 merger of FCB into Synovus, with Synovus as the surviving entity
FDIC – Federal Deposit Insurance Corporation
FDICIA – Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve Bank – One of the 12 banks that are the operating arms of the U.S. central bank. They implement the policies of the Federal Reserve Board, supervise bank holding companies and certain banking institutions, and also conduct economic research
Federal Reserve Board – The 7-member Board of Governors that oversees the Federal Reserve System, establishes monetary policy (interest rates, credit, etc.), and monitors the economic health of the country. Its members are appointed by the President subject to Senate confirmation, and serve 14-year terms
Federal Reserve System or Federal Reserve – The Federal Reserve Board, plus the 12 Federal Reserve Banks, with each one serving member banks in its own district. The Federal Reserve has broad regulatory powers over the money supply and the credit structure of the economy
FFIEC – Federal Financial Institutions Examination Council
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
IRS – Internal Revenue Service

ISO – Independent sales organization
LGD – Loss given default
LIBOR – London Interbank Offered Rate
LIHTC – Low Income Housing Tax Credit
LTV – Loan-to-collateral value ratio
Maast – Our digital banking as a service solution, expected to launch in the second quarter of 2022
MBS – Mortgage-backed securities
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

SRR – Single Risk Rating
Synovus – Synovus Financial Corp.
Synovus Bank – A Georgia state-chartered bank and wholly-owned subsidiary of Synovus, through which Synovus conducts its banking operations
Synovus Forward – Synovus' revenue growth and expense efficiency initiatives announced in January of 2020
Synovus Securities – Synovus Securities, Inc., a wholly-owned subsidiary of Synovus
Synovus Trust – Synovus Trust Company, N.A., a wholly-owned subsidiary of Synovus Bank
TDR – Troubled debt restructuring (as defined in ASC 310-40)
TE – Taxable-equivalent
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
(1)the risk that competition in the financial services industry, including competition from nontraditional banking institutions such as Fintechs, may adversely affect our future earnings and growth;
(2)the risk that we may not realize the expected benefits from our strategic initiatives or that we may not be able to realize growth and efficiency gains in the time period expected, which could negatively affect our future profitability;
(3)our ability to attract and retain employees and the impact of senior leadership transitions that are key to our strategic initiatives;
(4)risks related to our strategic implementation of new lines of business, new products and services, and new technologies and an expansion of our existing business opportunities with a renewed focus on innovation;
(5)the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services market;
(6)the risks and uncertainties related to the impact of the continuing COVID-19 pandemic on our assets, business, capital and liquidity, financial condition, prospects and results of operations;
(7)the impact of recent and proposed changes in governmental policy, laws and regulations, proposed and recently enacted changes in monetary policy and in the regulation and taxation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations, including the risk of inflationary pressure and interest rate increases;
(8)changes in the interest rate environment, including changes to the federal funds rate, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;
(9)the risk that prolonged periods of inflation could have on our business, profitability and our stock price;
(10)the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic recovery could be weakened by the continued impact of COVID-19 and by current supply chain challenges;
(11)the risk that our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;
(12)risks related to our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and risks related to disruptions in service or financial difficulties with a third-party vendor or business relationship;
(13)the risk that our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;

(14)risks that our asset quality may deteriorate or that our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;
(15)risks related to the ability of our operational framework to identify and manage risks associated with our business such as credit risk, compliance risk, reputational risk, and operational risk, including by virtue of our relationships with third-party business partners, as well as our relationship with third-party vendors and other service providers;
(16)the risk that we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;
(17)our ability to identify and address cyber-security risks such as data security breaches, malware, "denial of service" attacks, "hacking" and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;
(18)changes in the cost and availability of funding due to changes in the deposit market and credit market;
(19)risks related to the continued use, availability and reliability of LIBOR and the risks related to the transition from LIBOR to any alternate reference rate we may use;
(20)the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;
(21)the risks that if economic conditions worsen further or regulatory capital rules are modified, we may be required to undertake initiatives to improve or conserve our capital position;
(22)restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;
(23)our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;
(24)risks related to our ESG strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, employee, client and third-party relationships;
(25)the risk that we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;
(26)the risk that we could realize losses if we sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets;
(27)risks related to regulatory approval to take certain actions, including any dividends on our common stock or preferred stock, any repurchases of common stock or any other issuance or redemption of any other regulatory capital instruments;
(28)the risk that our concentrated operations in the Southeastern U.S. make us vulnerable to local economic conditions, local weather catastrophes, public health issues and other external events;
(29)the costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto;
(30)risks related to the fluctuation in our stock price and general volatility in the stock market;
(31)the effects of any damages to our reputation resulting from developments related to any of the items identified above; and
(32)other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part I - Item 1A. Risk Factors" of this Report.
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

ITEM 1. BUSINESS
Overview
General
Synovus Financial Corp. is a financial services company and a registered bank holding company headquartered in Columbus, Georgia. We provide commercial and consumer banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, mortgage services, premium finance, asset-based lending, structured lending, and international banking to our clients through our wholly-owned subsidiary bank, Synovus Bank, and other offices in Alabama, Florida, Georgia, South Carolina and Tennessee.
We were incorporated under the laws of the State of Georgia in 1972. Our principal executive offices are located at 1111 Bay Avenue, Suite 500, Columbus, Georgia 31901 and our telephone number at that address is (706) 641-6500. Our common stock is traded on the NYSE under the symbol “SNV.” At December 31, 2021, we had total consolidated assets of $57.32 billion and total consolidated deposits of $49.43 billion.
Additional information relating to our business and our subsidiaries, including a detailed description of our financial results for 2021 and 2020 is contained in "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.
Banking Operations
Synovus conducts its banking operations through Synovus Bank. Synovus Bank is a Georgia state-chartered bank and operates primarily throughout Alabama, Florida, Georgia, South Carolina and Tennessee. Synovus Bank offers commercial and consumer services. Our commercial banking services include treasury management, asset management, capital markets services, institutional trust services and commercial, financial and real estate loans. Our consumer banking services include accepting customary types of demand and savings deposits accounts; mortgage, installment and other consumer loans; investment and brokerage services; safe deposit services; automated banking services; automated fund transfers; Internet-based banking services; and bank credit and debit card services, including Visa and MasterCard services. At December 31, 2021, Synovus Bank operated 281 branches and 370 ATMs across our footprint.
Non-bank Subsidiaries
In addition to our banking operations, we also provide various other financial services to our clients through the following direct and indirect wholly-owned non-bank subsidiaries:
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
Business Developments
Throughout 2021, Synovus' strategic focus remained on expanding and diversifying the franchise in terms of revenue, profitability and asset size while maintaining a community banking, relationship-based approach to banking. In addition, the Company navigated through a CEO transition beginning in April 2021 with Kevin S. Blair succeeding Kessel Stelling as President and Chief Executive Officer and Mr. Stelling stepping into the role of Executive Chairman of the Board, all while remaining focused on execution of key strategic priorities, including Synovus Forward. As previously announced in the first quarter of 2020 and executed throughout 2021, the cost savings and revenue-generating initiatives underpinning Synovus Forward include expense reductions around Synovus’ third party spend program, branch optimization, back-office staff optimization, an early retirement program, market-based repricing of certain product offerings, deposit repricing, commercial analytics and digital enhancements. As of December 31, 2021, Synovus had realized approximately $110 million in pre-tax benefits from Synovus Forward and remains on track to achieve a cumulative pre-tax run rate benefit of $175 million by the end of 2022.
In December 2021, Synovus introduced a streamlined strategic plan focused on growth and performance through four core pillars. The four core pillars are reposition for advantage, simplify and streamline, adopt high-tech meets high touch, and enhance talent and culture. Each of these pillars is supported by various strategic initiatives designed to drive growth and improve performance, with a prioritization on such matters as investing in commercial growth, fortifying consumer banking, optimizing wealth, refreshing the brand, re-imagining the client journey, automating systems and processes, using advanced analytics, enhancing modern core enabled banking products, developing diverse leaders and establishing a growth based culture. We believe disciplined execution of these core pillars will position us for long-term top quartile performance.

Competition
The financial services industry is highly competitive and could become more competitive as a result of recent and ongoing legislative, regulatory and technological changes, and continued consolidation within the financial services industry. Synovus Bank and our wholly-owned non-bank subsidiaries compete actively with national and state banks, savings and loan associations and credit unions and other nonbank financial intermediaries, including securities brokers and dealers, investment advisory firms, mortgage companies, insurance companies, trust companies, finance companies, leasing companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other financial services. In addition, competition from nontraditional banking institutions, often known as FinTech, continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The ability of such non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. These competitors have been successful in developing products that are in direct competition with or are alternatives to the banking services offered by traditional banking institutions. Our ability to deliver strong financial performance will depend in part on our ability to expand the scope of, and effectively deliver, products and services, which will allow us to meet the changing needs of our clients. However, we often compete with much larger national and regional banks that have more resources than we do to deliver new products and services and introduce new technology to enhance the client experience. See "Part I - Item 1A. Risk Factors - Strategic Risk - Competition in the financial services industry may adversely affect our future earnings and growth."
As of December 31, 2021, we were the largest bank holding company headquartered in Georgia based on assets. Financial services clients are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. We continue to gain traction in most of our key markets, as well as overall markets, as shown in the most recent market share deposit data for FDIC-insured institutions as of June 30, 2021. Additionally, over the last year, we have continued to rationalize our branch network and focused on improving the mix of our deposits, while maintaining and growing market share throughout our footprint.
Human Capital Resources
Synovus’ financial performance and strategy rely heavily on our value proposition of relationship-banking delivered through experts committed to delivering an exceptional client experience and to providing value-added advice and financial solutions. As such, Synovus’ ability to identify, attract, develop and retain a qualified and skilled workforce across our segments in multiple banking specialties and other areas is central to our growth and delivering long-term shareholder value. In managing our business, management focuses on a number of human capital measures and objectives, including: workforce demographics; compensation and benefits; talent acquisition, development and retention; diversity, equity and inclusion; and employee health and safety. Synovus’ Chief Human Resources Officer, reporting to the President and Chief Executive Officer, manages all aspects of the employee experience, including talent acquisition and management, learning and development, and compensation and benefits. From a Board oversight perspective, the Compensation and Human Capital Committee has primary oversight responsibility for Synovus’ talent development and human capital management strategies.
In 2021, the Company’s human capital strategy continued to focus on the response to the COVID-19 pandemic and the unique circumstances of our employees. In addition to the various initiatives described below, Synovus focused on responding to our workforce’s changing needs, including increased demand for workplace flexibility, and accelerating the transformation of our technology for the management of our workforce through investments in upgraded systems and processes. The Company also responded to a changing labor market in 2021, including increased competition for talent, labor shortages, and increased labor costs.
Workforce Demographics
As of December 31, 2021, Synovus had 4,988 employees, including both full-time and part-time employees, all predominately located in our core markets of Georgia, Florida, Alabama, South Carolina and Tennessee, compared to 5,247 employees at December 31, 2020. By segment, Community Banking employed 2,224 employees, Wholesale Banking employed 287 employees, Financial Management Services employed 797 employees and Treasury and Corporate Other employed 1,680 employees as of December 31, 2021.
Compensation and Benefits
Synovus strives to provide competitive compensation and benefits that meet the varying needs of employees, including market-competitive pay, healthcare benefits, short and long term incentive packages, a 401(k) plan with a dollar for dollar company match on employee contributions up to 5% of pay, an employee stock purchase plan, tuition assistance, and wellness and employee assistance programs. The Company’s short and long term incentive programs are aligned with our strategy and key business objectives and are intended to motivate strong performance. Synovus engages in nationally recognized outside compensation salary surveys and utilizes the expertise of a nationally recognized outside executive compensation firm to objectively evaluate our compensation and benefits and benchmark them against industry peers and similarly situated organizations. For the year ended December 31, 2021, total salaries and other personnel expense, which includes all compensation and benefits to our employees, totaled $649.4 million. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-interest Expense" of this Report for further discussion of salaries and other personnel expense.
Talent Acquisition, Development and Retention
Synovus is committed to attracting and retaining the brightest and best talent. Of the approximately 1,560 open positions filled in 2021, 42% were filled by internal hires. Approximately 15% of our workforce received a promotion in 2021, consisting of 66% women and 31% people of color. Our commitment to our employees has resulted in a long-term workforce, with an average tenure of over 8 years of service. We attribute our ability to attract and retain talent to several factors, including impactful work that affects the communities in which our employees live, strong leadership, availability of career advancement opportunities and competitive and equitable total rewards.
Synovus has created internal programs to support the development and retention of our employees, including development programs designed to train our leaders. In 2021, over 875 courses were offered to employees on such topics as leadership, compliance and professional development and an average of approximately 20 hours of training per employee was completed. In addition, over 600 front-line leaders participated in our new leadership development program, Ignite, which included unconscious bias training and content. Development of our senior leaders likewise continues to be a priority. Over 300 senior leaders participated in unconscious bias training. We also developed Catalyst, a new leadership program for our senior leaders focused on business strategy and executive leadership readiness, which we expect to launch in the first quarter of 2022. Synovus also supports our employees’ involvement in external development programs, such as specialty banking schools and other technical training. In support of learning and development for employees, Synovus offers a tuition assistance program for employees seeking undergraduate and graduate degrees and other continuing educational programs.
In addition, we regularly conduct employee engagement surveys and touchpoints to gauge employee satisfaction. In 2021, our “Voice of the Team Member” survey returned an 84% engagement rate, which represents top quartile scoring compared to financial service benchmarks.
We continue to create an environment where employees can succeed and reach their full potential. In 2021, we achieved a Great Place to Work designation by the Great Place to Work Institute and were recognized again among Atlanta's Top Workplaces by the Atlanta Journal Constitution and as a Forbes 2021 Best Bank in America. Our executive leaders again received national recognition for The Most Powerful Women in Banking from American Banker and the Gonzo award for tech and innovation advancements.
Diversity, Equity and Inclusion
Synovus is committed to continued improvement in employee diversity, equity and inclusion at the company. Since 2018 with the launch of a CEO sponsored DEI initiative, we have continued to make progress toward our DEI objectives. As of December 31, 2021, 66% of our employees were women and 29% of our employees were people of color, and we continue to work on improving representation of women and people of color in senior leadership roles. As a result of this continuous effort and focus, as outlined below, representation of women and people of color in senior leadership roles has steadily improved over the last five years with women representing 38% and people of color representing 15% of senior leadership by the end of 2021. Moreover, we expect to continue these improvements by establishing targets of 40% female and 18% people of color representation in senior leadership by the end of 2024.
To build and attract a diverse workforce, in 2021, Synovus continued to identify key organizations and partnerships to strengthen our recruiting efforts. We continued to expand our campus recruiting and scholarship programs, executing a comprehensive campus recruitment strategy with a focus on diversity, deepening our relationships with historically black colleges and universities in our markets, hosting a Diversity Symposium as a part of our recruitment efforts, and increasing our focus on military recruitment. To expand our pipeline of candidates, we continued to partner with diverse external professional organizations such as the Latin American Association Unidos in Finance program and leveraged our numerous and varied employee resource groups for internal referrals. We continued our efforts to increase the diversity of our candidate pool and revitalize our internship and accelerated banker recruiting and selection process in 2021, having an intern class that was 43% people of color and 35% women and an accelerated banker class that was 30% people of color and 60% women.
As to the existing workforce, in 2021, Synovus continued to focus on foundational progress toward increasing DEI, engaging employee resource groups to assist with talent acquisition, development and community outreach, increasing our internal dialogue through forums, fireside chats and listen and learn events, enhancing unconscious bias training across the organization and developing robust DEI strategies across each business unit. Synovus also conducted pipeline analysis by demographic and job grade in 2021 to ensure a robust talent pipeline that can help diversify candidate slates for future job openings.

In 2021, Synovus conducted an ethnicity pay analysis which resulted in nominal pay adjustments for less than 1% of the employee base and reviewed our gender pay analysis to augment the pay equity work of the prior year. Results of the analyses were shared with the Compensation and Human Capital Committee.
Employee Health and Safety
Synovus is committed to operating in a safe, secure and responsible manner for the benefit of our employees, clients and communities. Synovus provides a range of programs to improve the physical, financial and emotional well-being of our employees, including a range of health and wellness benefits, and strives to create a safe and healthy workplace for all employees.
Synovus responded to the COVID-19 pandemic by taking measures beginning in March 2020 and continuing throughout 2021 to improve and support the health and safety of our employees including remote work capabilities, expanded medical benefits and additional time paid-off for those employees who were sick, quarantining or contending with childcare or other COVID-19 related hardships. Synovus continued to implement aggressive cleaning, sanitizing and hygiene protocols at all company facilities and provided personal protective equipment, masks and related supplies to employees across the footprint. In addition, the Company implemented Centers for Disease Control and Prevention safety guidelines and office design enhancements, including plexiglass barriers, directional signage, mask requirements and social distancing protocols as Synovus’ employees re-entered the work place in a phased-in approach throughout 2021. The re-entry was carefully designed by employees themselves and carefully monitored through re-entry surveys and touchpoints. We remain committed to employee safety and well-being as we continue to manage through the ongoing pandemic.
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
Synovus Bank, Synovus Trust, and in some cases, we and our nonbank affiliates, must undergo regular examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. Supervision and regulation of banks, their holding companies and affiliates is intended primarily for the protection of depositors and clients, the DIF of the FDIC, and the U.S. banking and financial system rather than holders of our securities.
Regulation of the Company
We are registered as a bank holding company with the Federal Reserve under the BHC Act and have elected to be treated as a financial holding company. As such, we are subject to comprehensive supervision and regulation by the Federal Reserve and are subject to its regulatory reporting requirements. Federal law subjects bank holding companies, such as the Company, to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements. In addition, the GA DBF regulates bank holding companies that own Georgia-chartered banks, such as us, under the bank holding company laws of the State of Georgia. Various federal and state bodies regulate and supervise our non-bank activities including our brokerage, investment advisory, and insurance agency. These include, but are not limited to, the SEC, the Financial Industry Regulatory Authority, federal and state banking regulators and various state regulators of insurance and brokerage activities.
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
If we become subject to and are unable to comply with the terms of any regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and preferred stock. If our regulators were to take such supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock and preferred stock. See “Part I - Item 1A. Risk Factors - Compliance and Regulatory Risk - We may become subject to supervisory actions and enhanced regulation that could have a material adverse effect on our business, reputation, operating flexibility, financial condition and the value of our common stock and preferred stock” of this Report.
Activity Limitations
As a financial holding company, we are permitted to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company that has not elected to be a financial holding company. Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks and certain other activities determined by the Federal Reserve to be closely related to banking. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or, if determined by the Federal Reserve, complementary to financial activities. If Synovus Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, or if Synovus Bank receives a rating of less than satisfactory under the CRA, the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary or the businesses engaged in activities permissible only for financial holding companies.
In addition, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company. As further described below, each of the Company and Synovus Bank is well-capitalized under applicable regulatory standards as of December 31, 2021, and Synovus Bank has an overall rating of “Satisfactory” in its most recent CRA evaluation.
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
Change in Control
Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, or before acquiring control of any FDIC-insured bank, such as Synovus Bank. Upon receipt of such notice, the Federal Reserve may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a person or group acquires the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.
Governance and Financial Reporting Obligations
We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the PCAOB, and the NYSE. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2021 are included in this report under “Item 9A. Controls and Procedures.”
The Federal Reserve also requires bank holding companies meeting certain asset size thresholds, such as us, to establish and maintain a risk committee of its board of directors and appoint a chief risk officer, each meeting certain requirements.
Volcker Rule
Section 13 of the BHC Act, commonly referred to as the “Volcker Rule,” generally prohibits us and our subsidiaries from (i) engaging in certain proprietary trading, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which we and our subsidiaries may continue to engage and requires us to maintain a compliance program. In the first quarter of 2017, we obtained a five-year extension from the Federal Reserve to the divestiture requirement of certain "illiquid" funds held by us and covered by this rule. In 2020, amendments to the proprietary trading and covered funds regulations issued by the federal banking agencies, the SEC, and the Commodity Futures Trading Commission took effect, simplifying compliance and providing additional exclusions and exemptions.
Incentive Compensation
The Dodd-Frank Act required the federal banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and Synovus Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies and the SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2021, these rules have not been implemented. We and Synovus Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
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
In addition, effective January 1, 2019, the capital rules required a capital conservation buffer of 2.5%, comprised of CET1, above each of the minimum risk-based capital ratio requirements (CET1, Tier 1, and total capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction.
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
In 2021, the Company’s and Synovus Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. Based on current estimates, we believe that the Company and Synovus Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2022. As of December 31, 2021, the consolidated capital ratios of Synovus and Synovus Bank were as follows:

Table 1 – Capital Ratios as of December 31, 2021
	Synovus	Synovus Bank
CET1 capital ratio	9.50%	10.83%
Tier 1 risk-based capital ratio	10.66	10.83
Total risk-based capital ratio	12.61	12.11
Leverage ratio	8.72	8.86

See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Regulatory Capital" of this Report for further information.
In June 2016, the FASB issued ASU 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets. Under the incurred loss methodology, credit losses are recognized only when the losses are probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change results in earlier recognition of credit losses that the Company deems expected but not yet probable. The Company began its compliance beginning with the first fiscal quarter of 2020. On August 26, 2020, the federal banking regulators issued a final rule (following an interim final rule issued on March 27, 2020) that allowed electing banking organizations that adopted CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Synovus' December 31, 2021 regulatory capital ratios reflect Synovus' election of the five-year transition provision. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for additional information on Synovus' adoption of CECL.
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
The primary sources of funds for our payment of dividends to our shareholders are cash on hand and dividends from Synovus Bank and our non-bank subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that Synovus Bank may pay. Synovus Bank is a Georgia bank. Under the regulations of the GA DBF, a Georgia bank must have approval of the GA DBF to pay cash dividends if, at the time of such payment:
•the ratio of Tier 1 capital to average total assets is less than 6%;
•the aggregate amount of dividends to be declared or anticipated to be declared during the current calendar year exceeds 50% of its net income for the previous calendar year; or
•its total adversely classified assets in its most recent regulatory examination exceeded 80% of its Tier 1 capital plus its allowance for loan and lease losses.
The Georgia Financial Institutions Code also contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings without the approval of the GA DBF. As a result of the foregoing restrictions, Synovus Bank may be required to seek approval from the GA DBF to pay dividends.

In addition, we and Synovus Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve has indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings.
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
Regulation of the Bank
Synovus Bank, which is a member of the Federal Reserve System, is subject to comprehensive supervision and regulation by the Federal Reserve, and is subject to its regulatory reporting requirements, as well as supervision and regulation by the GA DBF. As a member bank of the Federal Reserve System, Synovus Bank is required to hold stock in its district Federal Reserve Bank in an amount equal to 6% of its capital stock and surplus (half paid to acquire stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded. The annual dividend rate for member banks with total assets in excess of $10 billion, including Synovus Bank, is based on a floating dividend rate tied to10-year U.S. Treasuries with the maximum dividend rate capped at 6%.
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
Broadly, regulations applicable to Synovus Bank include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital ratios; the granting of credit under equal and fair conditions; the disclosure of the costs and terms of such credit; requirements to maintain reserves against deposits and loans; limitations on the types of investment that may be made by Synovus Bank; and requirements governing risk management practices. Subject to Federal Reserve approval and certain state filing requirements, Synovus Bank is permitted under federal law to branch on a de novo basis across state lines wherever the laws of that state would permit a bank chartered by that state to establish a branch.
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
Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency. In addition, the Federal Deposit Insurance Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution, including those of the parent bank holding company. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits" of this Report for further information.
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
FinCEN has adopted rules that require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs. Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon merger and acquisition proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, including changes that will be implemented in subsequent years.
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
The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. We have always had exposures to loans secured by CRE due to the nature of our markets and the loan needs of both consumer and commercial clients. We believe our long-term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance.
Debit Interchange Fees
Interchange fees, or "swipe" fees, are fees that merchants pay to credit card companies and card-issuing banks such as Synovus Bank for processing electronic payment transactions on their behalf. The maximum permissible interchange fee that a non-exempt issuer such as Synovus Bank may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 bps multiplied by the value of the transaction, subject to an upward adjustment of 1 cent if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the Federal Reserve. In addition, card issuers and networks are prohibited from entering into arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks, and allows merchants to determine transaction routing.
Community Reinvestment Act
Synovus Bank is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The Federal Reserve’s assessment of Synovus Bank’s CRA record is made available to the public. CRA agreements with private parties must be disclosed and annual CRA reports must be made to the Federal Reserve. A bank holding company will not be permitted to become or remain a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. Synovus Bank has a rating of “Satisfactory” in its most recent CRA evaluation. On September 21, 2020, the Federal Reserve issued an advanced notice of proposed rulemaking that would modernize and substantially revise the regulations implementing the CRA.
Privacy, Credit Reporting, and Data Security
The GLB generally prohibits disclosure of non-public consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to clients annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators to prescribe standards for the security of consumer information. Synovus Bank is subject to such standards, as well as standards for notifying clients in the event of a security breach. Synovus Bank utilizes credit bureau data in underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act and Regulation V on a uniform, nationwide basis, including credit reporting, prescreening, and sharing of information between affiliates and the use of credit data. The Fair and Accurate Credit Transactions Act, which amended the Fair Credit Reporting Act, permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of that Act. Clients must be notified when unauthorized disclosure involves sensitive client information that may be misused. On November 18, 2021, the federal banking agencies issued a new rule effective in 2022 that requires banks to notify their primary federal regulator within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.”
The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. As a result, financial institutions, like Synovus and Synovus Bank, are expected to establish multiple lines of defense and to ensure their risk management processes address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient processes to effectively respond and recover the institution’s operations after a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if a critical service provider of the institution falls victim to this type of cyber-attack. Our information security protocols are designed in part to adhere to the requirements of this guidance.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our clients are located.
Anti-Tying Restrictions
In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for them on the condition that (1) the client obtain or provide some additional credit, property, or services from or to the bank or bank holding company or their subsidiaries or (2) the client not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. A bank may, however, offer combined-balance products and may otherwise offer more favorable terms if a client obtains two or more traditional bank products. The law also expressly permits banks to engage in other forms of tying and authorizes the Federal Reserve Board to grant additional exceptions by regulation or order. Also, certain foreign transactions are exempt from the general rule.
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
We operate in a highly competitive environment and our profitability and our future growth depends on our ability to compete successfully based on such factors as pricing, convenience, product offerings, technology, accessibility, quality of service, and client relationships. We face pricing competition for loans and deposits and, in order for us to compete for borrowers and depositors, we may be required to offer loans and deposits on terms less favorable to us, including lower rates on our loans and higher rates on our deposits. Certain of our competitors are larger and have more resources than we do, enabling them to be more aggressive than us in competing across the financial services landscape and investing in new products, technology and services. In addition, the ability of non-bank competitors to provide services previously limited to commercial banks has intensified the competition we face. These non-bank competitors are not subject to the same extensive regulations that govern us and, therefore, may be able to operate with greater flexibility and lower cost structures. Non-bank competitors can also operate in areas or offer certain products that may be considered speculative or risky. This significant competition in making loans and attracting and retaining deposits as well as in providing other financial services may impact our future earnings and growth.
Furthermore, the financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.
•While we cannot predict the actions of state or federal legislatures or regulators, there is increasing likelihood that the bank regulatory landscape could shift due to legislation or regulatory action. Any material change to federal or state banking laws, regulations or enforcement position could result in increased competition or make it more difficult for banks of our size to compete, either broadly or in specific segments of our business.
•Technology has lowered barriers to entry and made it possible for non-banks and smaller banks to offer products and services traditionally provided by larger banks. Competitors adopting new technologies or changes to consumer behaviors or expectations could require us to make significant expenditures to modify or make additions to our current products and services.
•There has also been increasing consolidation among regional banks similar in size or larger than us resulting in even larger banks. The resulting larger banks, as well as many other banks that are larger than us, may be able to achieve economies of scale due to their size and, as a result, may be able to operate more efficiently than us and also offer a broader range of products and services than we do, as well as better pricing for those products and services.
We may not realize the expected benefits from our strategic initiatives, either in whole or in part, which could negatively impact our future profitability.
In the current competitive banking environment, overall revenue growth must outpace operating costs, which requires the successful execution of both growth and efficiency initiatives. In addition, we must continue to implement strategies to grow our product and service offerings and keep pace with changing technologies and client expectations in order to realize continued earnings growth and to remain competitive with the other banks and non-bank financial services providers in the markets we serve. We are continuously implementing strategic initiatives to achieve growth, reduce expense, and unlock efficiencies. Our current initiatives include, but are not limited to, building out our Maast digital banking as a service solution, growing our new corporate and investment banking division, developing certain digital asset capabilities and products, and modernizing our core technology infrastructure. While we have realized growth and efficiency gains as a result of current and past initiatives, including the on-going Synovus Forward initiative, there is no guarantee that these initiatives will be successful in supporting growth or achieving the expected level of future savings and revenue enhancements that we anticipate. Additionally, any new service and product offerings, particularly digital offerings, will compete directly with other Synovus Bank product and service offerings, so any realized revenue from such growth initiatives may correspond to decreased revenue experienced by other Synovus Bank product and service offerings.
Furthermore, our strategic initiatives may result in an increase in expense, divert management attention, take away from other opportunities that may have proved more successful, negatively impact operational effectiveness or impact employee morale. In addition, management expects to continue to make strategic investments in technology and talent that are expected to improve our client experience and support future growth which will require an increase in our expenditures. There can be no assurance that we will ultimately realize the anticipated benefits of these strategic initiatives, or that these strategic initiatives will not negatively impact our organization. These initiatives may fail to meet our own or our client’s expectations and may fail to keep pace with bank and non-bank competition and we may realize significant losses as a result.
Finally, changes to the bank regulatory landscape generally, but particularly with respect to digital product offerings and third-party service providers could negatively impact and undermine the rationale behind several of our initiatives.
The implementation of new lines of business, new products and services and new technologies may subject us to additional risk.
We have launched or enhanced a number of lines of business, products and services, and technologies, including, among others, those related to our recent Maast and corporate and investment banking initiatives and our treasury and payments solutions business and asset-based and structured lending capabilities. An important part of our business strategy is to continue these efforts to implement new products, services and technologies designed to better serve our clients and respond to digitization trends in banking. There are substantial risks and uncertainties associated with these efforts. Initial timetables for the introduction and development of new lines of business, new products or services and/or new technologies may not be achieved and price and profitability targets may not prove feasible. Additionally, such new products, services, and technologies often increase our reliance on third-party service providers. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business, a new product or service and/or new technologies. Furthermore, any new line of business, new product or service and/or new technology could require the establishment of new key controls and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation could have a material adverse effect on our business and, in turn, our financial condition and results of operations.
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
Operational Risk
Failure to attract and retain employees and the impact of senior leadership transitions may adversely impact our ability to successfully execute our growth and efficiency strategies.
Our financial success depends upon our ability to attract and retain diverse, highly motivated, and well-qualified personnel that we rely on to execute all aspects of our business. We face increasingly significant competition in the recruitment of qualified employees at all levels from financial institutions and others. Moreover, the banking industry continues to transform due to technological innovation, increased demand for workplace flexibility, and competition for talent from non-bank financial services providers, and our ability to recruit and retain qualified individuals that bring a diversity of perspective and innovative thinking to our teams is both more difficult and more necessary than ever before. These trends, combined with labor shortages, have resulted in generally increasing labor costs. Such trends may continue in the near term, which may result in further challenges in hiring and retaining employees throughout the organization. We must continually assess and manage how our talent needs change over time and failure to meet such needs may have a negative impact on our ability to compete.
In addition, our future growth and the continued diversification of our loan portfolio depends, in part, on our ability to attract and retain the right mix of well-qualified employees. If we are unable to attract and retain qualified employees, our ability to execute our business strategies may suffer and we may be required to substantially increase our overall compensation or benefits to attract and retain such employees. Furthermore, we generally do not have employment agreements in place with our frontline employees, management team or other key employees and cannot guarantee that our employees will remain with us. The unexpected loss of services of one or more of our key personnel, especially members of our senior management team, could have a material adverse impact on the business because we would lose their skills, knowledge of the market, years of industry experience and may have difficulty promptly finding qualified replacement personnel. In addition, the unexpected loss or inability to hire or retain branch-level employees could have a material adverse impact on our ability to increase deposits, generate frontline revenue and properly service our clients.
Furthermore, we have had recent leadership changes and transitions involving our senior leadership team, as previously announced. Any significant leadership changes involve inherent risk and any failure to ensure the effective transfer of knowledge and a smooth transition could hinder our strategic planning, execution and future performance.
The financial services market is undergoing rapid technological changes, and if we are unable to stay current with those changes, we will not be able to effectively compete.
The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services, primarily related to increased digitization of banking services and capabilities. These trends were accelerated by the COVID-19 pandemic, increasing demand for mobile banking solutions. Our future success will depend, in part, on our ability to keep pace with these technological changes and to use technology to satisfy and grow client demand for our products and services and to create additional efficiencies in our operations. Our substantial investments in digital banking solutions, technology and information systems will increase our dependency on third-party service providers and such investments may underperform expectations and could result in unexpected losses. Some of our competitors have substantially greater resources to invest in technological improvements and have invested more heavily than us, and will continue to be able to do so, in developing and adopting new technologies, which may put us at a competitive disadvantage. Some of these competitors consist of financial technology providers, who are beginning to offer more traditional banking products and may either acquire a bank charter or obtain a bank-like charter, such as the fintech charter provided by the OCC. We may not be able to effectively implement new technology-driven products and services, be successful in marketing these products and services to our clients or keep pace with our competitors in this arena. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations may be adversely affected.
We may not be able to successfully implement current or future information technology system enhancements and operational initiatives, which could adversely affect our business operations and profitability.
We continue to invest significant resources in our core information technology systems, including by deepening and expanding our use of cloud-based applications, in order to provide functionality and security at an appropriate level, and to improve our operating efficiency and to streamline our client experience. These initiatives significantly increase the complexity of our relationships with third-party service providers and such relationships may be difficult to unwind. We may not be able to successfully implement and integrate such system enhancements and initiatives, which could adversely impact the ability to comply with a number of legal and regulatory requirements, which could result in sanctions from regulatory authorities. In addition, these projects could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations. Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations, could result in significant costs to remediate or replace the defective components and could impact our ability to compete. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expense during and after implementation, and any such costs may continue for an extended period of time. As such, we cannot guarantee that the anticipated long-term benefits of these system enhancements and operational initiatives will be realized.
We rely extensively on information technology systems to operate our business and an interruption or security breach may disrupt our business operations, result in reputational harm and have an adverse effect on our operations.
As a large financial institution, we rely extensively on our information technology systems to operate our business, including to process, record and monitor a large number of client transactions on a continuous basis. As client, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in client transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. While we have policies, procedures and systems designed to prevent or limit the effect of possible failures, interruptions or breaches in security of information systems and business continuity programs designed to provide services in the case of such events, there is no guarantee that these safeguards or programs will address all of the threats that continue to evolve.
We face significant cyber and data security risk that could result in the disclosure of confidential information, adversely affect our business or reputation and expose us to significant liabilities.
As a large financial institution, we are under continuous threat of loss due to the velocity and sophistication of cyber-attacks. This risk continues to increase and attack methods continue to evolve in sophistication, velocity, and frequency and can occur from a variety of sources, such as foreign governments, hacktivists, or other well-financed entities, and may originate from less regulated and remote areas of the world. Furthermore, increasingly common remote working environments for both Synovus and many of our clients has heightened these risks. We continually review the security of our IT systems and make the necessary investments to improve the resiliency of our systems and their security from attack. Nonetheless, there remains the risk that we may be materially harmed by a cyber-attack or information security breach. Further, there is no guarantee that our response to any cyber-attack or system interruption, breach or failure will be effective to mitigate and remediate the issues resulting from such an event, including the costs, reputational harm and litigation challenges that we may face as a result.
Data privacy laws also continue to evolve, with states increasingly proposing or enacting legislation that relates to data privacy and data protection. We may be required to incur additional expense to comply with these evolving regulations and could face penalties for violating any of these regulations.
Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive client data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from client or our accounts. Any loss of sensitive client data that results from attempts to breach our systems, such as account numbers and social security numbers, would present significant reputational, legal and/or regulatory costs to us. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our clients. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we have been the subject of attempted hacking and cyber-attacks and there can be no assurance that we will not suffer such significant losses in the future.
The occurrence of any cyber-attack or information security breach could result in material adverse consequences to us including damage to our reputation, the loss of clients and violations of applicable data privacy laws. We also could face litigation and regulatory action. Litigation or regulatory actions in turn could lead to significant liability or other sanctions, including fines and penalties or reimbursement to clients adversely affected by a security breach. Even if we do not suffer any material adverse consequences as a result of events affecting us directly, successful attacks or systems failures at other large financial institutions could lead to a general loss of client confidence in financial institutions including us.
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
Our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining and providing growth opportunities for employees who share our core values of being an integral part of the communities we serve, delivering superior service to our clients, caring about our clients and employees and investing in our information technology and other systems. If our reputation is negatively affected by the actions of our employees or otherwise, including as a result of operational errors, clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems or a successful cyberattack against us or other unauthorized release or loss of client information, our reputation, business and our operating results may be materially adversely affected. Damage to our reputation could also negatively impact our credit ratings and impede our access to the capital markets.
We rely on other companies to provide key components of our business infrastructure.
Third parties provide key components of our business operations such as our core technology infrastructure, cloud-based operations, data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. We have selected these third-party vendors carefully and have conducted the due diligence consistent with regulatory guidance and best practices. While we have ongoing programs to review third party vendors and assess risk, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, issues at a third-party vendor of a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our clients and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor's ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations. Our digital services growth initiatives, core technology upgrades, and digital asset initiatives constitute specific increases in third-party risk as such initiatives are distinctly dependent on the performance of our third-party partners.
As an issuer of credit and debit cards we are exposed to losses in the event that holders of our cards experience fraud on their card accounts.
Our clients regularly use Synovus-issued credit and debit cards to pay for transactions with retailers and other businesses. There is the risk of data security breaches at these retailers and other businesses that could result in the misappropriation of our clients’ credit and debit card information. We also may nonetheless suffer losses associated with reimbursing our clients for fraudulent transactions on clients’ card accounts, as well as for other costs related to data security compromise events, such as replacing cards associated with compromised card accounts. In addition, we provide card transaction processing services to some merchant clients under agreements we have with payment networks such as Visa and MasterCard. Under these agreements, we may be responsible for certain losses and penalties if one of our merchant clients suffers a data security breach.
Our independent sales organization relationships are complex and may expose us to losses.
We maintain relationships with a number of ISOs, which generally act as intermediaries for third party companies that want to develop the capacity to accept payment cards. ISO activities include, among other things, acquiring and issuing functions, soliciting merchants and other clients, soliciting cardholders, underwriting and monitoring, arranging for terminal leases or purchases, account and transaction processing, and client service. We face risks related to our oversight and supervision of the ISO program (including compliance, risk and reputational monitoring), as well as to the reputation and financial viability of the ISOs with which we do business. Any failure by us to appropriately oversee and supervise our ISO program could damage our reputation, result in regulatory or compliance issues, result in third party litigation, and cause financial losses to us. Further, our ISO program is highly dependent upon the activities and financial viability of our ISO counter-parties, and any negative developments at the ISOs may present financial losses and other risk to us.
The costs and effects of litigation, investigations or similar matters involving us or other financial institutions or counterparties, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.
We may be involved from time to time in a variety of litigation, investigations, inquiries or similar matters arising out of our business, including those described in “Part I - Item 3. Legal Proceedings” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Commitments and Contingencies" of this Report. Furthermore, litigation against banks tend to increase during economic downturns and periods of credit deterioration which may occur or worsen as a result of the continued COVID-19 pandemic. The industry's transition away from LIBOR may also increase our litigation risk.
We manage these risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty. We establish reserves for legal claims when payments associated with the claims become probable and the losses can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. For those legal matters where the amounts associated with the claims are not probable and the costs cannot be reasonably estimated, Synovus estimates a range of reasonably possible losses. As of December 31, 2021, Synovus' management currently estimates the aggregate range of reasonably possible losses resulting from our outstanding litigation, including, without limitation, the matters described in this Report, is from zero to $5 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to us, and the actual losses could prove to be higher. As there are further developments in these legal matters, we will reassess these matters and the estimated range of reasonably possible losses may change as a result of this assessment. In addition, in the future, we may need to record additional litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could significantly harm our reputation and divert our management's attention and other resources away from our business.
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
While rates remain historically low, we expect interest rates to rise, which can have a negative impact on our business by reducing the amount of money our clients borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, in a rising interest rate environment we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds.
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
We derive the most significant portion of our revenue from our lending activities. When we lend money, commit to lend money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. We estimate and maintain an allowance for credit losses, which is a reserve established through a provision for loan losses charged to expense, representing management's best estimate of life of loan credit losses within the existing portfolio of loans and related unfunded commitments, as described under "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Credit Losses" in this Report. The allowance, in the judgment of management, is established to reserve for estimated credit losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires the use of both qualitative and quantitative information, including estimates, assumptions, and quantitative modeling techniques, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, changes in assumptions regarding a borrower's ability to pay, changes in collateral values and other factors, both within and outside of our control, may cause the allowance for credit losses to become inadequate and require an increase in the provision for loan losses.
We expect that the allowance for credit losses under the new CECL standard adopted in 2020 will be more volatile and as such could have an impact on our results of operations. For a discussion of changes in accounting standards and regulatory capital implications, see “Part I - Item 1. Business - Supervision, Regulation, and Other Factors - Capital Requirements.”
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
In managing our consolidated balance sheets, we depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our clients. In addition to core deposits, sources of funding available to us, and upon which we rely as regular components of our liquidity and funding management strategy, include borrowings from the FHLB and brokered deposits. In general, the amount, type and cost of our funding, including from other financial institutions, the capital markets and deposits, directly impacts our costs of operating our business and growing our assets and can therefore positively or negatively affect our financial results. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, a downgrade in our credit ratings, financial results, changes within our organization, specific events that adversely impact our reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our assets, the corporate and regulatory structure, interest rate fluctuations, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. Also, we compete for funding with other banks and similar companies, many of which are substantially larger, and have more capital and other resources than we do.
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
Synovus Bank competes with banks and other financial services companies for deposits. As a result of monetary policy and the broader market for interest rates and funding, we expect that we may be required to raise rates on our deposits to keep pace with our competition. As a result, we expect that Synovus Bank’s funding costs may increase in the near term. Furthermore, if Synovus Bank were to lose deposits, it must rely on more expensive sources of funding. This could result in a failure to maintain adequate liquidity and higher funding costs, reducing our net interest margin and net interest income. In addition, our access to deposits may be affected by the liquidity needs of our depositors. In particular, a substantial majority of our liabilities in 2021 were checking accounts and other liquid deposits, which are payable on demand or upon several days' notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Moreover, our clients could withdraw their deposits in favor of alternative investments. While we have historically been able to replace maturing deposits and advances as necessary, we may not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason.
We could realize losses if we determine to sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets.
Distressed asset sales have been a component of our strategy to further strengthen the consolidated balance sheets, improve asset quality, and enhance earnings. We could realize future losses if the proceeds we receive upon dispositions of non-performing assets are lower than the recorded carrying value of such assets, which could adversely affect our results of operations in future periods. Accordingly, we could realize an increased level of credit costs in any period during which we determine to dispose of an increased level of distressed assets. Further, if market conditions deteriorate, this could negatively impact our ability to dispose of distressed assets and may result in higher credit losses on sales of distressed assets.
We may not be able to generate sufficient cash to service all of our debt and repay maturing debt obligations.
As of December 31, 2021, we and our consolidated subsidiaries had $1.20 billion of long-term debt outstanding. Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our debt, to refinance our debt or to fund capital expenditures will depend on our future financial and operating performance and our ability to maintain adequate liquidity. Prevailing economic conditions (including interest rates), and regulatory constraints, including, among other things, distributions to us from our subsidiaries and required capital levels with respect to our subsidiary bank and financial subsidiaries, business and other factors, many of which are beyond our control, may also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on maturity, and we may not be able to refinance any of our debt when needed on commercially reasonable terms or at all. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay investments in our business, sell assets, seek to obtain additional equity or debt financing or restructure our debt on terms that may not be favorable to us.
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
For a discussion of current regulatory limits on our ability to pay dividends, see "Part I - Item 1. Business - Supervision, Regulation, and Other Factors - Payment of Dividends" and “Part I - Item 1A - Risk Factors - Compliance and Regulatory Risk - We may become subject to supervisory actions and enhanced regulation that could have a material adverse effect on our business, reputation, operating flexibility, financial condition and the value of our common stock and preferred stock” in this Report for further information.
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
The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, clients, federal deposit insurance funds and the banking system as a whole, not for the protection of our shareholders and creditors. We and Synovus Bank are subject to regulation and supervision by the Federal Reserve, the GA DBF, and the CFPB. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves Synovus Bank must hold against deposits it takes, the types of deposits Synovus Bank may accept and the rates it may pay on such deposits, maintenance of adequate capital and liquidity, changes in the control of the company and Synovus Bank, restrictions on dividends and establishment of new offices by Synovus Bank. We incur significant, recurring costs to comply with all applicable regulations and there is no guarantee that our compliance programs will ensure compliance with all applicable regulations. We must obtain approval from our regulators before engaging in certain activities, and there can be no assurance that any regulatory approvals we may require will be obtained, either in a timely manner or at all. In addition, new technologies could make regulatory compliance more challenging. Remaining compliant and receiving regulatory approvals is dependent on our ability to improve and develop our technological capabilities. Our regulators also have the ability to compel us to, or restrict us from, taking certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition or results of operations.
We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition or results of operations. These changes may result in increased costs of doing business and decreased revenue and net income, may reduce our ability to effectively compete to attract and retain clients, or make it less attractive for us to continue providing certain products and services. In particular, we expect that the Biden administration will continue to seek to implement a reform agenda. We also expect regulatory bodies such as the CFPB and FDIC to take a more aggressive enforcement stance and increase their focus and scrutiny on all consumer facing financial institutions. Any future changes in federal and state law and regulations, as well as the interpretations and implementations of such laws and regulations and enforcement practices, could affect us in substantial and unpredictable ways, including those listed above, impact the regulatory structure under which we operate, significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and modify our business strategy, limit our ability to pursue business opportunities in an efficient manner, or other ways that could have a material adverse effect on our business, financial condition or results of operations.
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

Market and Other General Risk
Inflation could negatively impact our business, our profitability and our stock price.
Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and clients purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer.
The COVID-19 pandemic has adversely impacted, and will likely continue to adversely impact, Synovus’ business, financial condition, liquidity, capital and results of operations.
The extent and duration to which the continuing COVID-19 pandemic will impact our business in the future is unknown and will depend on future developments, which are highly uncertain and outside our control. These developments include the duration and severity of the pandemic (including the possibility of further surges of COVID-19 variants of concern), supply chain disruptions, decreased demand for our products and services or those of our borrowers, which could increase our credit risk, rising inflation, our ability to maintain sufficient qualified personnel due to labor shortages, talent attrition, employee illness, quarantine, willingness to return to work, face-coverings and other safety requirements, or travel and other restrictions, and the actions taken by governments, businesses and individuals to contain the impact of COVID-19, as well as further actions taken by governmental authorities to limit the resulting economic impact. It is also possible that the pandemic and its aftermath will lead to a prolonged economic slowdown in sectors disproportionately affected by the pandemic or recession in the U.S. economy or the world economy in general.
ESG risks could adversely affect our reputation and shareholder, employee, client and third party relationships and may negatively affect our stock price.
Our business faces increasing public scrutiny related to ESG activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as DEI, environmental stewardship, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations.
Furthermore, as a result of our diverse base of clients and business partners, we may face potential negative publicity based on the identity of our clients or business partners and the public’s (or certain segments of the public’s) view of those entities. Such publicity may arise from traditional media sources or from social media and may increase rapidly in size and scope. If our client or business partner relationships were to become intertwined in such negative publicity, our ability to attract and retain clients, business partners, and employees may be negatively impacted, and our stock price may also be negatively impacted. Additionally, we may face pressure to not do business in certain industries that are viewed as harmful to the environment or are otherwise negatively perceived, which could impact our growth.
Additionally, investors and shareholder advocates are placing ever increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. We may incur meaningful costs with respect to our ESG efforts and if such efforts are negatively perceived, our reputation and stock price may suffer.
Any future economic downturn could have a material adverse effect on our capital, financial condition, results of operations, and future growth.
Management continually monitors market conditions and economic factors throughout our footprint. If conditions were to worsen nationally, regionally or locally, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for credit losses. Furthermore, the demand for loans and our other products and services could decline. An increase in our non-performing assets and related increases in our provision for loan losses, coupled with a potential decrease in the demand for loans and our other products and services, could negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations and future growth. Our clients may also be adversely impacted by changes in regulatory, trade (including tariffs) and tax policies and laws, all of which could reduce demand for loans and adversely impact our borrowers’ ability to repay our loans. In addition, international economic and geopolitical uncertainty could also impact the U.S. financial markets by potentially suppressing stock prices, including ours, and adding to overall market volatility, which could adversely affect our business. The effects of any economic downturn could continue for many years after the downturn is considered to have ended.
Interest rates on our outstanding financial instruments might be subject to change based on developments related to LIBOR, which could adversely affect our revenue, expense, and the value of our financial instruments.
On July 27, 2017, the FCA, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, a joint announcement by the Board of Governors of the

Federal Reserve, the FDIC, and the OCC was released and included a statement that the administrator of LIBOR has announced it will consult on its intention to cease the publication of the one week and two month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publications on June 30, 2023. In the U.S., the Alternative Reference Rates Committee has proposed SOFR as the preferred alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repurchase market. At this time, various iterations of the SOFR index are being used within the market, as are other indices such as the Bloomberg Short-Term Bank Yield index and the American Financial Exchange's Ameribor index. It is unclear as to the degree to which the market will adopt such non-LIBOR indices or how the industry may transition various products to an accepted alternative to LIBOR.
The uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:
•adversely affect the interest rates paid or received on, and the revenue and expense associated with, and the value of Synovus’ floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
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
•result in client uncertainty and disputes around how variable rates should be calculated in light of the foregoing, thereby damaging our reputation and resulting in a loss of clients and additional costs to us; and
•require the transition to or development of appropriate systems and analytics to effectively transition Synovus’ risk management processes from LIBOR-based products to those based on an applicable alternative pricing benchmark.
The manner and impact of this transition, as well as the effect of these developments on Synovus’ funding costs, loan, and investment and trading securities portfolios, asset liability management and business are uncertain.
Our concentrated operations in the Southeastern U.S. make us vulnerable to local economic conditions, local weather catastrophes, public health issues and other external events, which could adversely affect our results of operations and financial condition.
Our operations are concentrated in the Southeastern U.S. in the states of Alabama, Florida, Georgia, South Carolina and Tennessee. As a result, local economic conditions significantly affect the demand for loans and other products we offer to our clients (including real estate, commercial and construction loans), the ability of borrowers to repay these loans and the value of the collateral securing these loans. Economic downturns in these regions could adversely affect our currently performing loans, leading to future delinquencies or defaults and increases in our provision for credit losses.
In addition, the occurrence of events such as hurricanes, tropical storms, tornados, winter storms, flooding and other large-scale weather catastrophes in and along the Gulf and the Atlantic coasts, as well as other parts of the Southeastern U.S., and further public health issues, such as pandemics or other widespread health emergencies, could adversely affect the condition of collateral associated with our loan portfolio, our general financial condition or the results of our operations. Such areas could be adversely impacted by such events in those regions, the nature and severity of which are difficult to predict. Furthermore, climate change could increase the frequency and severity of these risks. These and other unpredictable external events could have an adverse effect on us in that such events could materially disrupt our operations or the ability or willingness of its clients to access the financial services offered by Synovus. These events could reduce our earnings and cause volatility in our financial results for any fiscal quarter or year and have a material adverse effect on our financial condition and/or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE.
ITEM 2. PROPERTIES
We and our subsidiaries own or lease all of the real property and/or buildings in which we operate our business. We believe that our properties are suitable for the purposes of our operations.
As of December 31, 2021, we and our subsidiaries owned 180 facilities encompassing 1,841,802 square feet and leased from third parties 126 facilities encompassing 1,157,177 square feet. The owned and leased facilities are primarily comprised of office space from which we conduct our business in our headquarters in Columbus, Georgia and throughout our footprint.
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 4 - Premises, Equipment and Software" of this Report for further information.
ITEM 3. LEGAL PROCEEDINGS
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Commitments and Contingencies" of this Report.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
Shares of our common stock are traded on the NYSE under the symbol “SNV.”
As of February 23, 2022, there were 145,463,669 shares of Synovus common stock issued and outstanding and 10,144 shareholders of record of Synovus common stock, some of which are holders in nominee name for the benefit of a number of different shareholders.
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
Stock Performance Graph
The following graph compares the yearly percentage change in cumulative shareholder return on Synovus stock with the cumulative total return of the Standard & Poor's 500 Index and the KBW Regional Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2016 and reinvestment of all dividends).

Table 2 - Stock Performance
	2016	2017	2018	2019	2020	2021
Synovus	$100	$118.28	$80.74	$102.24	$90.10	$137.16
Standard & Poor's 500 Index	100	121.82	116.47	153.13	181.29	233.28
KBW Regional Bank Index	100	101.81	84.00	104.05	95.02	129.84

Issuer Purchases of Equity Securities

Table 3 - Share Repurchases
(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2021	24	$47.49	24	$31,786
November 2021	373	48.70	373	13,628
December 2021	290	46.51	290	137
Total	687	$47.73	687

(1)    The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
The foregoing repurchases during the fourth quarter of 2021 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
The Company announced on January 20, 2022 that its Board of Directors authorized share repurchases of up to $300 million in 2022.
ITEM 6. Reserved

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
Economic Environment and Recent Events
The U.S. economy contracted in the first half of 2020, ending the longest expansionary period in U.S. history, due to the COVID-19 pandemic. During March 2020, in an effort to lessen the impact of COVID-19 on consumers and businesses, the Federal Reserve reduced the federal funds rate 1.5 percentage points to 0.00 to 0.25 percent and the U.S. government enacted the CARES Act, the largest economic stimulus package in the nation’s history. Synovus responded to the pandemic, beginning in March 2020, by supporting our clients, employees, and communities with such measures as remote work capabilities and branch service enhancements, loan payment deferrals, and accelerated investments in several technology initiatives that provided more convenience and a better digital experience as clients adapted to this highly virtual environment. Synovus participated in the PPP and funded approximately 28,000 loans totaling nearly $3.9 billion under the programs available in both 2020 and 2021.
Additional government spending measures and the availability of vaccines improved consumer confidence and demand, and the economy largely reopened in 2021, leading to a reduction in the unemployment rate and accelerated GDP growth. While 2021 has seen a recovery in the U.S. economy compared to 2020, uncertainty and market disruptions such as additional coronavirus variants, pandemic-related supply chain issues and labor shortages persist. The economic expansion has been met with inflationary pressures that are expected to result in FOMC policy-tightening in 2022, likely including multiple interest rate hikes. With a strong asset-sensitive balance sheet and our position in Southeast markets that have generally avoided prolonged lockdowns, Synovus expects increases in loan demand and interest rates will improve returns going forward.
Overview of 2021 Financial Results
Net income available to common shareholders for 2021 was $727.3 million, or $4.90 per diluted common share ($4.95 on an adjusted basis(1)), compared to $340.5 million, or $2.30 per diluted common share ($2.41 adjusted(1)), in 2020. The year-over-year increase in adjusted net income per common share was driven by a significant improvement in the economic outlook impacting expected credit losses compared to 2020.
Net interest income for 2021 was $1.53 billion, up $20.2 million, or 1%, from $1.51 billion in 2020, including $79.2 million in PPP fees during 2021 and $46.0 million in 2020. The net interest margin was 3.01% for 2021, a decrease of 17 bps from 3.18% in 2020, due primarily to the decline in market interest rates in addition to average growth in investment securities available for sale and interest-bearing funds held at the Federal Reserve Bank.
Non-interest revenue for the year ended December 31, 2021 was $450.1 million, down $56.4 million, or 11%, compared to the year ended December 31, 2020. Gains on sales of investment securities of $78.9 million impacted the year ended December 31, 2020. Adjusted non-interest revenue(1) was $448.0 million, up $27.6 million, or 7%, compared to 2020, due primarily to strong growth in core banking fees, fiduciary and asset management fees, and brokerage revenue, partially offset by the normalization of mortgage banking income.
Non-interest expense for the year ended December 31, 2021 was $1.10 billion, a decrease of $79.7 million, or 7%, compared to the year ended December 31, 2020. Goodwill impairment expense of $44.9 million impacted 2020. Adjusted non-interest expense(1) for 2021 decreased $2.4 million, compared to 2020, as higher expense related to Synovus Forward in 2020 allowed us to make strategic and impactful investments in most areas while managing overall expense. The efficiency ratio-TE for 2021 was 55.38% compared to 58.32% in 2020, and the adjusted tangible efficiency ratio(1) was 54.29% compared to 55.69% in 2020.
At December 31, 2021, total loans, net of deferred fees and costs of $39.31 billion, increased $1.06 billion, or 3%, from December 31, 2020. C&I loans grew slightly and were impacted by a $1.79 billion decline in PPP loans primarily from forgiveness. CRE and consumer loans increased $655.8 million and $362.2 million, respectively. CRE loans grew as higher funded production outpaced elevated pay-off activity. Consumer growth was primarily due to purchases of third-party lending loans and was mostly offset by declines in consumer mortgages and HELOCs, a result of excess consumer liquidity and accelerated prepayment activity.

At December 31, 2021, credit quality metrics remained stable and near historical lows with NPA and NPL ratios of 0.40% and 0.33%, respectively, and total past dues of 0.15%. The ACL at December 31, 2021 totaled $469.5 million, a decrease of $184.0 million compared to December 31, 2020, resulting from an improving overall economic outlook. The ACL to loans coverage ratio was 1.19% at December 31, 2021, a 52 bps decline from December 31, 2020.
Total period-end deposits were $49.43 billion at December 31, 2021, up $2.74 billion, or 6%, compared to year-end 2020. Core transaction deposits increased $5.13 billion, or 16%, compared to year-end 2020, largely due to various fiscal stimulus efforts including deposits associated with PPP loans. Total deposit costs for 2021 were 16 bps, down 35 bps from 2020, due to repricing and intentional, strategic remixing to reduce higher cost deposits.
Our CET1 ratio of 9.50% at December 31, 2021 is well in excess of regulatory requirements. The Board recently approved an increase in the current common shareholder dividend by $0.01 to $0.34 per quarter, effective April 2022, and authorized share repurchases of up to $300 million for 2022. Our capital priorities are focused on supporting core client growth and managing the CET1 ratio around our target range of 9.25% to 9.75%.
More detail on Synovus' financial results for 2021 and 2020 can be found in subsequent sections of this Report and detailed information on Synovus' financial results for 2019 can be found in "Part II Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of Synovus' 2019 Form 10-K.
2022 Outlook
An overview of our outlook for the full year 2022, compared to 2021, which incorporates our strategic objectives, and is based on our current view of economic stability and growth in our footprint, includes:
•Period-end loan growth (excluding PPP) of 4% to 7%
•Adjusted total revenue(1) increase of 4% to 7%(2)
•Adjusted non-interest expense(1) increase of 2% to 5%
•Effective income tax rate of 22% to 24%(3)
•CET1 ratio target range of 9.25% to 9.75%
(1)    See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
(2)    Assumes three FOMC rate hikes and excludes the impact of PPP-related revenue
(3)    Assuming no significant changes to the current tax environment

A summary of Synovus’ financial performance for the years ended December 31, 2021 and 2020 is set forth in the table below.

Table 4 - Consolidated Financial Highlights
	Years Ended December 31,
(dollars in thousands, except per share data)	2021	2020	Change
Net interest income	$1,532,947	$1,512,748	1%
Provision for (reversal of) credit losses	(106,251)	355,022	nm
Non-interest revenue	450,066	506,513	(11)
Adjusted non-interest revenue(1)	448,049	420,497	7
Total TE revenue	1,986,198	2,022,685	(2)
Adjusted total revenue(1)	1,984,181	1,936,669	2
Non-interest expense	1,099,904	1,179,574	(7)
Adjusted non-interest expense(1)	1,086,702	1,089,132	—
Income before income taxes	989,360	484,665	104
Net income	760,467	373,695	103
Net income available to common shareholders	727,304	340,532	114
Net income per common share, basic	4.95	2.31	114
Net income per common share, diluted	4.90	2.30	113
Adjusted net income per common share, diluted(1)	4.95	2.41	105
Return on average common equity	15.56%	7.51%	805	bps
Adjusted return on average common equity(1)	15.74	7.87	787
Adjusted return on average tangible common equity(1)	17.76	9.12	864
Return on average assets	1.37	0.72	65
Adjusted return on average assets(1)	1.39	0.75	64
Efficiency ratio-TE	55.38	58.32	(294)
Adjusted tangible efficiency ratio(1)	54.29	55.69	(140)

	As of and For The Years Ended December 31,
	2021	2020	Change
Loans, net of deferred fees and costs	$39,311,958	$38,252,984	3%
Total deposits	49,427,276	46,691,571	6
Core transaction deposits (excludes CDs, brokered and public fund deposits)	37,880,650	32,754,609	16
Net interest margin	3.01%	3.18%	(17)	bps
Dividend payout ratio(2)	26.95	57.45	(3,050)
Non-performing assets ratio	0.40	0.50	(10)
Non-performing loans ratio	0.33	0.39	(6)
Past due loans over 90 days	0.02	0.01	1
Net charge-off ratio	0.20	0.24	(4)

CET1 capital	$4,388,618	$4,034,865	9%
Tier 1 risk-based capital	4,925,763	4,572,010	8
Total risk-based capital	5,827,196	5,604,230	4
CET1 capital ratio	9.50%	9.66%	(16)	bps
Tier 1 risk-based capital ratio	10.66	10.95	(29)
Total risk-based capital ratio	12.61	13.42	(81)
Total shareholders’ equity to total assets ratio	9.24	9.49	(25)
Tangible common equity to tangible assets ratio(1)	7.52	7.66	(14)

(1)    See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measures.
(2)    Determined by dividing cash dividends declared per common share by diluted net income per share.

Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the accounting for the allowance for credit losses and income taxes. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation, and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are applied in the application of these policies.
Allowance for Credit Losses
The ACL is a critical accounting estimate that requires significant judgments and assumptions, which are inherently subjective. The use of different estimates or assumptions could have a significant impact on the provision for credit losses, ACL, financial condition, and results of operations. The economic and business climate in any given industry or market is difficult to gauge and can change rapidly, and the effects of those changes can vary by borrower.
In accordance with CECL, the ACL, which includes both the allowance for loan losses and the allowance for credit losses on unfunded loan commitments, represents management's best estimate of expected losses over the life of loans adjusted for prepayments, and over the life of loan commitments expected to fund. Synovus' loans and unfunded loan commitments are grouped based upon the nature of the loan type and the forecasted PD, adjusted for relevant forecasted macroeconomic factors comprising multiple weighted scenarios representing different plausible outcomes, and LGD, to determine the allowance for the majority of our portfolio. Expected credit losses are estimated over the contractual term of the loan, adjusted for expected prepayments and curtailments when appropriate. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made (which is two years for Synovus), the Company reverts, on a straight-line basis back to the historical rates over a one- year period. Life-of-loan loss percentages may also be adjusted, as necessary, for certain quantitative and qualitative factors that in management's judgment are necessary to reflect losses expected in the portfolio. These adjustments address inherent limitations in the quantitative model including uncertainty and limitations, among others. Loans that do not share risk characteristics are individually evaluated on a loan- by- loan basis with specific reserves, if any, recorded as appropriate. Given the dynamic relationship between macroeconomic variables within an economic forecast, it is difficult to estimate the impact of a change in any one individual variable on the ACL. As a result, when formulating the quantitative estimate management uses a probability-weighted approach that incorporates a baseline forecast, an upside scenario reflecting an accelerated recovery, a downside scenario that reflects adverse economic conditions, and a scenario that assumes consistent slow growth that is less optimistic than the baseline.
To illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using only the downside scenario. This downside scenario includes a severe deterioration in economic conditions compared to our baseline forecast. The downside forecast assumes an increase in unemployment starting in the first quarter of 2022, a decline in consumer confidence, and a rise in bankruptcies as forbearance ends. Consumer spending drops significantly in the first quarter of 2022, and the economy falls into recession with the unemployment rate peaking at 9% compared to the baseline forecast that assumes full employment by the end of 2022. Excluding the impact of qualitative considerations, this sensitivity analysis would result in a hypothetical increase over our reported ACL of approximately $225 million at December 31, 2021.
The sensitivity analysis result does not represent management’s view of expected credit losses nor is it intended to estimate future changes in allowance levels for reasons including, but not limited to, the following:
•Management uses a weighted approach applied to multiple economic scenarios for its allowance estimation process;
•The impact of changes in economic variables are interrelated and nonlinear, therefore the results of the analysis cannot be extrapolated to additional changes in economic variables;
•Subsequent changes in the mix of portfolio characteristics could materially impact results;
•Potential future government or regulatory intervention could cause results to differ materially from historical relationships between the economic variables and related credit metrics; and
•The sensitivity analysis does not account for any quantitative or qualitative adjustments incorporated by management as part of its overall allowance framework to reflect losses expected in the portfolio.
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 3 - Loans and Allowance for Loan Losses" in this Report for additional details.

Income taxes
    The calculation of Synovus’ income tax provision is complex and requires the use of estimates and judgments in its determination. As part of Synovus’ overall business strategy, management must consider tax laws and regulations that apply to the specific facts and circumstances under consideration. As such, the Company is often required to exercise significant judgment regarding the interpretation of these tax laws and regulations, in which Synovus' anticipated and actual liability could significantly vary based upon the taxing authority’s interpretation. Specifically, significant estimates in accounting for income taxes relate to the valuation allowance for deferred tax assets, estimates of the realizability of income tax credits, utilization of NOLs, the determination of taxable income, and the determination of uncertain tax positions and temporary differences between book and tax bases. Adjustments to these items may occur due to modifications in tax rates, newly enacted laws, issuance of tax regulations, resolution of items with taxing authorities, alterations to interpretative statutory, judicial, and regulatory guidance that affects the Company’s tax positions, methods or election~~s~~ changes, or other facts and circumstances. Management closely monitors tax developments and the potential timing of these changes in order to evaluate the effect they may have on the Company’s overall tax position and the estimates and judgments used in determining the income tax provision and records adjustments as necessary. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Income Taxes" in this Report for additional details.
DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Investment Securities Available for Sale
The investment securities portfolio consists primarily of high-quality liquid debt securities classified as available for sale. The on-going investment philosophy for the securities portfolio focuses on maintaining a readily accessible source of liquidity while also supporting the income and interest rate risk management objectives of the Company. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 2 - Investment Securities Available for Sale" in this Report for additional information.
The average balance of investment securities available for sale increased to $9.60 billion in 2021 from $7.01 billion in 2020, representing 18.8% and 14.6%, respectively, of average interest earning assets. The portfolio earned a taxable-equivalent yield of 1.46% and 2.55% for 2021 and 2020, respectively. As of December 31, 2021 and 2020, the estimated fair value of investment securities available for sale as a percentage of their amortized cost was 99.3% and 102.1%, respectively, with net unrealized losses of $73.2 million and net unrealized gains of $160.6 million, respectively. The investment securities portfolio had a weighted average duration of 3.7 years at December 31, 2021, compared to 2.5 years at December 31, 2020.
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

Table 5 - Maturities and Weighted Average Yields of Investment Securities Available for Sale
	December 31, 2021
(dollars in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Fair Value
U.S. Treasury securities	$20,600	$—	$97,238	$—	$117,838
U.S. Government agency securities	760	322	53,119	—	54,201
Mortgage-backed securities issued by U.S. Government agencies	—	870	136	778,627	779,633
Mortgage-backed securities issued by U.S. Government sponsored enterprises	28	—	83,271	7,929,002	8,012,301
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	150	939,473	939,623
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	182,821	209,311	89,612	481,744
Asset-backed securities	514,188	—	—	—	514,188
Corporate debt securities and other debt securities	9,730	—	9,071	—	18,801
Total	$545,306	$184,013	$452,296	$9,736,714	$10,918,329

Weighted Average Yield
U.S. Treasury securities	0.04%	—%	1.01%	—%	0.85%
U.S. Government agency securities	5.12	4.86	2.70	—	2.75
Mortgage-backed securities issued by U.S. Government agencies	—	2.96	2.99	2.20	2.20
Mortgage-backed securities issued by U.S. Government sponsored enterprises	4.35	—	2.32	1.92	1.93
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	1.03	1.25	1.25
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	1.62	1.46	2.67	1.74
Asset-backed securities	1.34	—	—	—	1.34
Corporate debt securities and other debt securities	4.72	—	2.77	—	3.78
Total	1.35%	1.64%	1.68%	1.89%	1.85%

Loans
The following table shows loans by portfolio class and as a percentage of total loans, net of deferred fees and costs, as of December 31, 2021 and 2020.

Table 6 - Loans by Portfolio Class
	December 31,				December 31, 2021 vs. December 31, 2020 Change
	2021		2020
(dollars in thousands)	Total Loans	%	Total Loans	%
Commercial, financial, and agricultural	$12,052,475	30.6%	$12,410,152	32.4%	$(357,677)	(3)%
Owner-occupied	7,508,686	19.1	7,110,016	18.6	398,670	6
Total commercial and industrial	19,561,161	49.7	19,520,168	51.0	40,993	—
Investment properties	9,869,155	25.1	9,103,379	23.8	765,776	8
1-4 family properties	645,469	1.6	628,695	1.6	16,774	3
Land and development	466,866	1.2	593,633	1.6	(126,767)	(21)
Total commercial real estate	10,981,490	27.9	10,325,707	27.0	655,783	6
Consumer mortgages	5,069,039	12.9	5,513,491	14.4	(444,452)	(8)
Home equity lines	1,281,989	3.3	1,537,726	4.0	(255,737)	(17)
Credit cards	299,556	0.8	281,018	0.7	18,538	7
Other consumer loans	2,118,723	5.4	1,074,874	2.9	1,043,849	97
Total consumer	8,769,307	22.4	8,407,109	22.0	362,198	4
Loans, net of deferred fees and costs	$39,311,958	100.0%	$38,252,984	100.0%	$1,058,974	3%

At December 31, 2021, total loans, net of deferred fees and costs, of $39.31 billion, increased $1.06 billion, or 3%, from December 31, 2020. C&I loans grew slightly but were impacted by a $1.79 billion decline in PPP loans primarily from loan forgiveness. CRE loans grew as higher funded production outpaced elevated pay-off activity. Consumer growth was largely due to purchases of third-party lending loans and was mostly offset by declines in consumer mortgages and HELOCs, which were impacted by accelerated prepayment activity due to excess consumer liquidity. We expect loan growth in 2022 to be 4% to 7%, which excludes PPP loans.
C&I loans remain the largest component of our loan portfolio, representing 49.7% of total loans, while CRE and consumer loans represent 27.9% and 22.4%, respectively. Our portfolio composition is established through a comprehensive concentration management policy which sets limits for C&I, CRE, and consumer loan levels as well as sub-categories therein.
U.S. Small Business Administration Paycheck Protection Program (PPP)
Synovus participated in the PPP, which is a loan program that originated from the CARES Act and was subsequently expanded by the Paycheck Protection Program and Health Care Enhancement Act, which was signed into law on April 24, 2020. The total balance of all PPP loans, net of unearned fees and costs, was $399.6 million as of December 31, 2021 compared to $2.19 billion as of December 31, 2020. The decline of $1.79 billion, or 82%, from 2020 was largely the result of 2021 activity including $2.87 billion of forgiveness partially offset by $1.05 billion of Phase 2 fundings. The table below provides additional information on PPP loans.

Table 7 - PPP Loans
	December 31, 2021
	Applications		Loan Balances
(in millions, except count data )	Approximate Count	Balance	Fundings	2021 Forgiveness	Total Life-to-Date Forgiveness	End of Period, Net of Unearned Fees and Costs(1)
Phase 1- 2020 Originations	19,000	$2,958	$2,886	$2,184	$2,724	$47
Phase 2- 2021 Originations	11,000	1,135	1,047	681	681	353
Total	30,000	$4,093	$3,933	$2,865	$3,405	$400

(1) Equals fundings less forgiveness, pay-downs/pay-offs, and unearned net fees.

(dollars in millions)	Total Net Fees	Percent of Fundings	2021 Recognized Net Fees	Total Recognized Net Fees	Total Unrecognized or Remaining Net Fees	Contractual Maturity
Phase 1- 2020 Originations	$94.9	3.3%	$48.6	$94.6	$0.3	2 years
Phase 2- 2021 Originations	43.6	4.2	30.6	30.6	13.0	5 years
Total	$138.5	3.5%	$79.2	$125.2	$13.3

Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at December 31, 2021 were $30.54 billion, or 77.6%, of the total loan portfolio, compared to $29.85 billion, or 78.0% at December 31, 2020.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' loan portfolio and is primarily comprised of general middle market and commercial banking clients across a diverse set of industries. The following table shows the composition of the C&I loan portfolio aggregated by NAICS industry name and code. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of December 31, 2021, 92.7% (94.6% excluding PPP loans) of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral compared to 83.2% (93.8% excluding PPP loans) as of December 31, 2020. C&I loans grew $41.0 million from December 31, 2020, as growth from funded loan production, particularly in the finance and insurance and health care and social assistance industries, was mostly offset by a decline in PPP loans.

Table 8 - Commercial and Industrial Loans by Industry
		December 31, 2021		December 31, 2020
(dollars in thousands)	NAICS Code	Amount	%(1)	Amount	%(1)
Health care and social assistance	62	$4,220,579	21.6%	$3,878,450	19.9%
Finance and insurance	52	2,520,480	12.9	1,680,094	8.6
Manufacturing	31-33	1,314,212	6.7	1,243,290	6.4
Accommodation and food services	72	1,231,801	6.3	1,213,524	6.2
Retail trade	44-45	1,229,076	6.3	1,279,813	6.6
Wholesale trade	42	1,146,505	5.9	1,236,137	6.3
Real estate and rental and leasing	5311	1,061,921	5.4	1,134,023	5.8
Construction	23	1,023,540	5.2	1,065,633	5.5
Other services	81	1,004,448	5.1	1,144,023	5.9
Professional, scientific, and technical services	54	928,436	4.7	1,144,939	5.9
Transportation and warehousing	48-49	852,969	4.4	843,294	4.3
Real estate other	53	752,997	3.8	723,241	3.7
Arts, entertainment and recreation	71	534,597	2.7	779,282	4.0
Educational services	61	427,456	2.2	398,949	2.0
Public administration	92	407,451	2.1	432,519	2.2
Agriculture, forestry, fishing, and hunting	11	285,372	1.5	385,337	2.0
Administration, support, waste management, and remediation	56	246,638	1.3	352,812	1.8
Information	51	189,306	1.0	288,321	1.5
Other industries	(2)	183,377	0.9	296,487	1.4
Total C&I loans		$19,561,161	100.0%	$19,520,168	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
(2) Comprised of NAICS industries that are less than 1% of total C&I loans.

At December 31, 2021, $12.05 billion of C&I loans, or 30.6% of the total loan portfolio (including PPP loans of $399.6 million net of unearned fees and costs), represented loans for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At December 31, 2021, $7.51 billion of C&I loans, or 19.1% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominately secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans primarily consist of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Total CRE loans of $10.98 billion increased $655.8 million, or 6%, from December 31, 2020 as higher funded loan production was partially offset by elevated pay-off activity.
Investment Properties Loans
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of December 31, 2021 were $9.87 billion, or 89.9% of the CRE loan portfolio, and 25.1% of the total loan portfolio, up $765.8 million, or 8%, compared to $9.10 billion, or 88.2% of the CRE loan portfolio, and 23.8% of the total loan portfolio at December 31, 2020. All sub-categories experienced growth with the exception of multi-family, which was down by $61.1 million, or 3%, from December 31, 2020.
The following table shows the principal categories of the investment properties loan portfolio at December 31, 2021 and 2020.

Table 9 - Investment Properties Loan Portfolio
	December 31,
	2021		2020
(dollars in thousands)	Amount	%	Amount	%
Office buildings	$2,511,058	25.4%	$2,207,744	24.2%
Multi-family	2,129,424	21.6	2,190,534	24.1
Shopping centers	1,655,465	16.8	1,644,519	18.1
Hotels	1,537,060	15.6	1,442,242	15.8
Warehouses	801,639	8.1	700,050	7.7
Other investment property	1,234,509	12.5	918,290	10.1
Total investment properties loans	$9,869,155	100.0%	$9,103,379	100.0%

*    Loan balance in each category expressed as a percentage of total investment properties loans.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At December 31, 2021, 1-4 family properties loans totaled $645.5 million, or 5.9% of the CRE loan portfolio, and increased slightly from December 31, 2020.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $466.9 million at December 31, 2021 continued to decline from December 31, 2020.

Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network including first and second residential mortgages, HELOCs, and credit card loans, as well as both secured and unsecured loans from third-party lending. As of December 31, 2021 and 2020, weighted average FICO scores within the residential real estate portfolio based on committed balances were 792 and 791 for HELOCs and 777 and 776 for consumer mortgages, respectively.
Consumer loans at December 31, 2021 increased $362.2 million, or 4%, compared to December 31, 2020. Consumer mortgages and HELOCs both decreased from December 31, 2020 primarily as a result of accelerated prepayment activity and excess consumer liquidity.
Other consumer loans, which primarily includes third-party lending, increased $1.04 billion from December 31, 2020, led by purchases of $1.62 billion of third-party lending loans partially offset by payment activity. As of December 31, 2021, third-party lending loans had combined balances of $1.64 billion, or 4.2%, of the total loan portfolio, compared to $678.3 million, or 1.8%, of the total loan portfolio, at December 31, 2020. Growth in this portfolio is predicated on overall balance sheet dynamics including capital, liquidity, and client growth.

The table below shows the maturities of loans, net of deferred fees and costs, as of December 31, 2021. Also provided are the amounts due after one year, classified according to the sensitivity in interest rates. Actual repayments of loans may differ from the contractual maturities reflected therein because borrowers have the right to prepay obligations with and without prepayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could create differences between the contractual maturities and the actual repayment of such loans.

Table 10 - Loan Maturities and Interest Rate Sensitivity
	December 31, 2021
(in thousands)	One Year Or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total
Commercial, financial, and agricultural	$1,723,646	$6,537,749	$3,350,674	$440,406	$12,052,475
Owner-occupied	1,245,442	3,913,702	2,345,824	3,718	7,508,686
Total commercial and industrial	2,969,088	10,451,451	5,696,498	444,124	19,561,161
Investment properties	1,592,382	6,640,083	1,630,114	6,576	9,869,155
1-4 family properties	226,863	328,079	89,251	1,276	645,469
Land and development	226,481	215,699	24,686	—	466,866
Total commercial real estate	2,045,726	7,183,861	1,744,051	7,852	10,981,490
Consumer mortgages	174,480	42,917	508,766	4,342,876	5,069,039
Home equity lines	51,088	219,947	205,094	805,860	1,281,989
Credit cards	299,556	—	—	—	299,556
Other consumer loans	97,394	732,839	1,157,028	131,462	2,118,723
Total consumer	622,518	995,703	1,870,888	5,280,198	8,769,307
Loans, net of deferred fees and costs	$5,637,332	$18,631,015	$9,311,437	$5,732,174	$39,311,958

Loans due after one year:			Fixed Interest Rate	Floating or Adjustable Interest Rate	Total
Commercial, financial, and agricultural			$2,596,116	$7,732,713	$10,328,829
Owner-occupied			3,141,817	3,121,427	6,263,244
Total commercial and industrial			5,737,933	10,854,140	16,592,073
Investment properties			2,354,041	5,922,732	8,276,773
1-4 family properties			323,151	95,455	418,606
Land and development			98,901	141,484	240,385
Total commercial real estate			2,776,093	6,159,671	8,935,764
Consumer mortgages			4,101,991	792,568	4,894,559
Home equity lines			71,118	1,159,783	1,230,901
Other consumer loans			1,552,357	468,972	2,021,329
Total consumer			5,725,466	2,421,323	8,146,789
Loans, net of deferred fees and costs			$14,239,492	$19,435,134	$33,674,626

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the composition of period-end deposits for 2021 and 2020. See Table 14 - Average Balances, Interest, and Yields/Rates in this Report for information on average deposits including average rates paid in 2021, 2020, and 2019.

Table 11 - Composition of Period-end Deposits
	2021		2020
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Non-interest-bearing demand deposits(2)	$15,242,839	30.9%	$12,382,708	26.5%
Interest-bearing demand deposits(2)	6,346,959	12.9	5,674,416	12.2
Money market accounts(2)	14,886,424	30.1	13,541,236	29.0
Savings deposits(2)	1,404,428	2.8	1,156,249	2.5
Public funds	6,284,553	12.7	6,760,628	14.5
Time deposits(2)	2,427,073	4.9	3,605,928	7.7
Brokered deposits	2,835,000	5.7	3,570,406	7.6
Total deposits	$49,427,276	100.0%	$46,691,571	100.0%
Core deposits(3)	$46,592,276	94.3%	$43,121,165	92.4%
Core transaction deposits(4)	$37,880,650	76.6%	$32,754,609	70.2%

Brokered time deposits	$1,024,448	2.1%	$1,590,096	3.4%
Public funds time deposits	$665,954	1.3%	$752,172	1.6%

(1)    Deposits balance in each category expressed as percentage of total deposits.
(2)    Excluding any public funds or brokered deposits.
(3)    Core deposits exclude brokered deposits.
(4)    Core transaction deposits consist of non-interest-bearing demand deposits, interest-bearing demand deposits, money market accounts, and savings deposits excluding public funds and brokered deposits.
Total period-end deposits were $49.43 billion at December 31, 2021, up $2.74 billion, or 6%, compared to year-end 2020, due largely to client preferences for maintaining liquidity during 2021 as well as various fiscal stimulus efforts which further supported deposit growth, partially offset by strategic declines in time deposits. Core transaction deposits increased $5.13 billion, or 16%, compared to December 31, 2020, with growth in all categories. On an average basis, total deposits of $47.61 billion were up $4.57 billion, or 11%, compared to the prior year.
As of December 31, 2021 and 2020, $25.91 billion and $23.39 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.
The following table shows the portion of time deposits that are uninsured, by remaining time until maturity, at December 31, 2021.

Table 12 - Maturity Distribution of Uninsured Time Deposits
(in thousands)	December 31, 2021
3 months or less	$139,744
Over 3 months through 6 months	115,342
Over 6 months through 12 months	744,921
Over 12 months	146,693
Total outstanding	$1,146,700

Net Interest Income
The following table summarizes the components of net interest income for the years ended December 31, 2021, 2020, and 2019, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 21% federal income tax rate for the three years shown.

Table 13 - Net Interest Income	Years Ended December 31,
(in thousands)	2021	2020	2019
Interest income	$1,653,343	$1,804,495	$2,050,638
Taxable-equivalent adjustment	3,185	3,424	3,025
Interest income, taxable-equivalent	1,656,528	1,807,919	2,053,663
Interest expense	120,396	291,747	454,835
Net interest income, taxable-equivalent	$1,536,132	$1,516,172	$1,598,828

Net interest income (interest income less interest expense) is the largest component of total revenue, representing earnings from the primary business of gathering funds from client deposits and other sources, and investing those funds primarily in loans and fixed-income securities. Synovus’ long-term objective is to manage those assets and liabilities to maximize net interest income while balancing interest rate, credit, liquidity, and capital risks. Net interest income for 2021 was $1.53 billion, up $20.2 million, or 1%, from $1.51 billion in 2020, including $79.2 million in PPP fees during 2021 and $46.0 million during 2020.
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
The net interest margin was 3.01% for 2021, a decrease of 17 bps from 3.18% in 2020, due primarily to the decline in market interest rates in addition to average growth in investment securities available for sale and interest-bearing funds held at the Federal Reserve Bank. The yield on earning assets decreased 54 bps to 3.24% from 3.78% in 2020, while the effective cost of funds decreased 37 bps to 0.23% from 0.60% in 2020.
The primary components of the yield on interest earning assets are loan yields, yields on investment securities, and the yield on balances held with the Federal Reserve Bank. Loan yields decreased 21 bps, due primarily to the decline in market interest rates, and yields on investment securities decreased 109 bps, due primarily to an acceleration in prepayments and related increase in premium amortization, compared to 2020. Earning asset yields were also negatively impacted by the increase in cash balances held with the Federal Reserve Bank as compared to the prior year.
The decline in the effective cost of funds during 2021 was primarily driven by declines in market interest rates and liability remixing.
Earning Assets and Sources of Funds
Average total assets for 2021 increased $3.23 billion, or 6%, to $55.37 billion as compared to average total assets of $52.14 billion for 2020. Average interest earning assets increased $3.28 billion, or 7%, in 2021 as compared to the prior year and represented 92.4% of average total assets for 2021, as compared to 91.8% in 2020. The increase in average earning assets resulted primarily from a $2.60 billion increase in average investment securities available for sale, a $1.44 billion increase in average interest-bearing funds held at the Federal Reserve Bank, and a $302.5 million increase in average loans held for sale. The increases, which were largely due to excess liquidity from an influx of deposits, were partially offset by a $944.5 million, or 2%, decrease in average total loans, net of deferred fees and costs, which was impacted by reduced loan demand and also included a decrease of $338.8 million in PPP loans.

Average interest-bearing liabilities for 2021 of $33.72 billion decreased $402.4 million, or 1%, from $34.12 billion in 2020. The decrease in average interest-bearing liabilities resulted from a $3.08 billion, or 39%, decrease in average time deposits as a result of continued strategic run-off of these higher cost deposits, a $1.12 billion, or 48%, decrease in average long-term debt, which includes redemption of $250.0 million in subordinated debt in the fourth quarter of 2020, and a $492.7 million decrease in other short-term borrowings. These decreases were mostly offset by a $2.81 billion, or 19%, increase in average money market deposits and a $1.19 billion, or 16%, increase in average interest-bearing demand deposits. These increases, along with an increase of $3.38 billion, or 28%, in average non-interest bearing demand deposits compared to 2020, were largely due to liquidity associated with various stimulus efforts and monetary policy.

Table 14 - Average Balances, Interest, and Yields/Rates
	2021			2020			2019
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest earning assets:
Taxable loans, net(1)(2)	$37,644,066	$1,470,587	3.91%	$38,597,852	$1,587,606	4.11%	$35,599,889	$1,806,060	5.07%
Tax-exempt loans, net(1)(2)(3)	506,779	15,165	2.99	497,467	16,274	3.27	355,675	14,208	3.99
Less: Allowance for loan losses	537,324	—	—	513,743	—	—	259,833	—	—
Loans, net	37,613,521	1,485,752	3.95	38,581,576	1,603,880	4.16	35,695,731	1,820,268	5.10
Investment securities available for sale(3)	9,603,343	140,077	1.46	7,006,894	178,582	2.55	6,755,496	208,867	3.09
Trading account assets	5,613	87	1.55	6,593	121	1.84	5,119	138	2.70
Interest earning deposits with banks	23,235	82	0.35	21,081	197	0.94	21,586	491	2.27
Interest-bearing funds with Federal Reserve Bank	2,885,418	3,777	0.13	1,442,609	2,839	0.19	472,814	10,384	2.17
Federal funds sold and securities purchased under resale agreements	93,457	53	0.06	124,460	149	0.12	59,734	1,342	2.25
FHLB and Federal Reserve Bank stock	159,176	2,891	1.82	223,606	7,073	3.16	245,196	8,918	3.64
Mortgage loans held for sale	203,840	5,935	2.91	215,788	6,412	2.97	80,997	3,233	3.99
Other loans held for sale	580,162	17,874	3.04	265,764	8,666	3.21	517	22	4.11
Total interest earning assets	51,167,765	$1,656,528	3.24%	47,888,371	$1,807,919	3.78%	43,337,190	$2,053,663	4.74%
Cash and due from banks	561,170			531,963			510,745
Premises and equipment	445,333			481,371			487,202
Other real estate	1,522			9,740			14,539
Cash surrender value of bank-owned life insurance	1,058,966			1,003,560			767,142
Other assets(4)	2,133,725			2,223,033			1,675,112
Total assets	$55,368,481			$52,138,038			$46,791,930
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$8,701,078	$9,844	0.11%	$7,510,429	$19,034	0.25%	$6,311,829	$42,254	0.67%
Money market accounts	17,496,230	31,391	0.18	14,690,298	72,312	0.49	11,198,199	145,048	1.30
Savings deposits	1,335,269	229	0.02	1,056,777	247	0.02	905,338	487	0.05
Time deposits	4,770,002	33,455	0.70	7,853,325	126,184	1.61	10,054,459	169,160	1.68
Federal funds purchased and securities sold under repurchase agreements	210,949	128	0.06	192,967	274	0.14	236,601	522	0.22
Other short-term borrowings	—	—	—	492,697	7,643	1.53	1,123,613	25,663	2.25
Long-term debt	1,203,282	45,349	3.77	2,322,717	66,053	2.83	2,135,614	71,701	3.31
Total interest-bearing liabilities	33,716,810	$120,396	0.35	34,119,210	$291,747	0.84	31,965,653	$454,835	1.41
Non-interest-bearing demand deposits	15,304,120			11,925,114			9,359,894
Other liabilities	1,135,573			1,021,633			714,521
Shareholders' equity	5,211,978			5,072,081			4,751,862
Total liabilities and shareholders' equity	$55,368,481			$52,138,038			$46,791,930
Net interest income, taxable-equivalent net interest margin		$1,536,132	3.01%		$1,516,172	3.18%		$1,598,828	3.70%
Less: taxable-equivalent adjustment		3,185			3,424			3,025
Net interest income		$1,532,947			$1,512,748			$1,595,803

(1)Average loans are shown net of deferred fees and costs. NPLs are included.
(2)Interest income includes net loan fees as follows: 2021 — $115.5 million, 2020 — $76.1 million, and 2019 — $35.6 million.
(3)Reflects taxable-equivalent adjustments, using the statutory federal tax rate of 21%, in adjusting interest on tax-exempt loans and investment securities to a taxable-equivalent basis.
(4)Includes average net unrealized gains on investment securities available for sale of $46.0 million, $197.5 million, and $43.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Table 15 - Rate/Volume Analysis	2021 Compared to 2020 Change Due to(1)			2020 Compared to 2019 Change Due to(1)
(in thousands)	Volume/Mix	Yield/Rate	Net Change	Volume/Mix	Yield/Rate	Net Change
Interest earned on:
Taxable loans, net	$(39,201)	$(77,818)	$(117,019)	$151,997	$(370,451)	$(218,454)
Tax-exempt loans, net(2)	305	(1,414)	(1,109)	5,658	(3,592)	2,066
Investment securities(2)	66,209	(104,714)	(38,505)	7,768	(38,053)	(30,285)
Trading account assets	(18)	(16)	(34)	40	(57)	(17)
Interest earning deposits with banks	20	(135)	(115)	(11)	(283)	(294)
Interest-bearing funds with Federal Reserve Bank	2,741	(1,803)	938	21,045	(28,590)	(7,545)
Federal funds sold and securities purchased under resale agreements	(34)	(62)	(96)	1,457	(2,650)	(1,193)
FHLB and Federal Reserve Bank stock	(2,036)	(2,146)	(4,182)	(786)	(1,059)	(1,845)
Mortgage loans held for sale	(355)	(122)	(477)	5,378	(2,199)	3,179
Other loans held for sale	10,092	(884)	9,208	10,902	(2,258)	8,644
Total interest income	37,723	(189,114)	(151,391)	203,448	(449,192)	(245,744)

Interest paid on:
Interest-bearing demand deposits	2,977	(12,167)	(9,190)	8,031	(31,251)	(23,220)
Money market accounts	13,749	(54,670)	(40,921)	45,397	(118,133)	(72,736)
Savings deposits	56	(74)	(18)	76	(316)	(240)
Time deposits	(49,642)	(43,087)	(92,729)	(36,979)	(5,997)	(42,976)
Federal funds purchased and securities sold under repurchase agreements	25	(171)	(146)	(96)	(152)	(248)
Other short-term borrowings	(7,538)	(105)	(7,643)	(14,196)	(3,824)	(18,020)
Long-term debt	(31,680)	10,976	(20,704)	6,193	(11,841)	(5,648)
Total interest expense	(72,053)	(99,298)	(171,351)	8,426	(171,514)	(163,088)
Net interest income, taxable-equivalent	$109,776	$(89,816)	$19,960	$195,022	$(277,678)	$(82,656)

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

Non-interest Revenue
Non-interest revenue for the year ended December 31, 2021 was $450.1 million, down $56.4 million, or 11%, compared to the year ended December 31, 2020. Gains on sales of investment securities of $78.9 million impacted the year ended December 31, 2020. Adjusted non-interest revenue(1) was $448.0 million, up $27.6 million, or 7%, compared to 2020, due primarily to strong growth in core banking fees, fiduciary and asset management fees, and brokerage revenue, partially offset by the normalization of mortgage banking income. In 2022, we expect continued growth in strategic fee categories including core banking fees and wealth management, with an industry-wide reduction in secondary mortgage revenue muting overall fee income growth.
(1)    See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
The following table shows the principal components of non-interest revenue.

Table 16 - Non-interest Revenue
	Years Ended December 31,			December 31, 2021 vs December 31, 2020
(in thousands)	2021	2020	2019	$ Change	% Change
Service charges on deposit accounts	$86,310	$73,132	$88,190	$13,178	18%
Fiduciary and asset management fees	77,147	63,251	58,388	13,896	22
Card fees	51,399	42,702	45,659	8,697	20
Brokerage revenue	56,439	44,781	41,608	11,658	26
Mortgage banking income	54,371	91,413	32,599	(37,042)	(41)
Capital markets income	26,118	27,336	30,529	(1,218)	(4)
Income from bank-owned life insurance	38,019	31,297	21,226	6,722	21
Investment securities gains (losses), net	(799)	78,931	(7,659)	(79,730)	nm
Other non-interest revenue	61,062	53,670	45,360	7,392	14
Total non-interest revenue	$450,066	$506,513	$355,900	$(56,447)	(11)%

Core banking fees (1)	$165,481	$138,359	$154,621	$27,122	20%

(1)    Service charges on deposit accounts, card fees, and other non-interest revenue components including letter of credit fees, ATM fees income, line of credit non-usage fees, gains from sales of government guaranteed loans, and miscellaneous other service charges.
Service charges on deposit accounts for 2021, which consist of account analysis fees, NSF fees, and all other service charges, increased primarily due to higher account analysis fees, which were up $9.9 million, or 34%, following our pricing for value Synovus Forward initiative implemented during the first quarter of 2021. NSF fees for 2021 and 2020 comprised 31% and 36%, respectively, of service charges on deposit accounts and 6% and 5%, respectively, of total non-interest revenue. All other service charges on deposit accounts, which consist primarily of monthly fees on consumer demand deposits, savings accounts, and small business accounts, were $21.3 million for 2021, up $3.1 million, or 17%, compared to 2020.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, financial planning, and family office services. The increase in fiduciary and asset management fees for 2021 was driven by growth in total assets under management, which increased 9% from 2020, to $22.00 billion at December 31, 2021. Assets under management consist of all assets where Synovus has investment authority.
Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant discounts. Card fees are reported net of certain associated expense items including client loyalty program expense and network expense. The increase in 2021 from 2020 resulted from increased transaction volume in all card fee categories.
Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of client assets. The increase in 2021 over 2020 was largely driven by a 32% growth in assets under management and higher transaction revenue from favorable market conditions.
Mortgage banking income, consisting of net gains on loan origination/sales activities, was significantly lower compared to 2020, driven largely by a decline in secondary market revenue in addition to lower secondary market mortgage loan production. Secondary market revenue decreased $24.6 million, or 37%, primarily due to a lower pipeline and margin compression. Loan sales of $1.69 billion declined $421.1 million, or 20%. Total secondary market mortgage loan production was $1.60 billion in 2021, a decrease of $622.8 million, or 28%, compared to 2020.
Capital markets income primarily includes fee income from client derivative transactions. Additionally, capital markets income includes fee income from capital raising investment banking transactions and foreign exchange as well as other miscellaneous income from capital market transactions. The decrease for 2021 was primarily a result of a $4.0 million decrease in fees on client derivative transactions as commercial client activity to lock in lower rates was elevated in 2020, partially offset by a $2.4 million increase in loan syndication arranger fees.
Income from BOLI, includes increases in the cash surrender value of policies and proceeds from insurance benefits. The increase in 2021 was driven by a $7.1 million increase in proceeds from insurance benefits.
Investment securities losses, net, of $799 thousand, reflected strategic sales of mortgage-backed securities during 2021. Investment securities gains, net, of $78.9 million for 2020 reflected strategic repositioning of the portfolio primarily during the latter part of the second quarter of 2020 to respond to the impact of market rate declines.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges and loan servicing fees, income from insurance commissions, gains from sales of GGL/SBA loans, and other miscellaneous items. 2021 included a $6.3 million increase in income related to tax credit investments primarily due to a $6.1 million increase in favorable valuation adjustments for solar energy tax credit partnerships, a $3.5 million increase in other service charges primarily from higher unused line of credit fees, and a $2.1 million increase in insurance revenue. 2020 included $4.5 million in realized gains on the sale of positions in two publicly-traded equity investments, a gain of $2.5 million from the sale of non-relationship mortgage loans, and a sale-leaseback gain of $2.4 million associated with a bank office property.
Non-interest Expense
Non-interest expense for the year ended December 31, 2021 was $1.10 billion, a decrease of $79.7 million, or 7%, compared to the year ended December 31, 2020. Goodwill impairment expense of $44.9 million impacted 2020. Adjusted non-interest expense(1) for 2021 decreased $2.4 million compared to 2020 as higher expense related to Synovus Forward in 2020 allowed us to make strategic and impactful investments in most areas while managing overall expense. The efficiency ratio-TE for 2021 was 55.38% compared to 58.32% in 2020, and the adjusted tangible efficiency ratio(1) was 54.29% compared to 55.69% in 2020.
(1)    See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
The following table summarizes non-interest expense for the years ended December 31, 2021, 2020, and 2019.

Table 17 - Non-interest Expense
	Years Ended December 31,			December 31, 2021 vs December 31, 2020
(in thousands)	2021	2020	2019	$ Change	% Change
Salaries and other personnel expense	$649,426	$618,214	$570,036	$31,212	5%
Net occupancy, equipment, and software expense	169,222	169,658	161,906	(436)	—
Third-party processing and other services	86,688	87,992	79,225	(1,304)	(1)
Professional fees	32,785	56,899	35,300	(24,114)	(42)
FDIC insurance and other regulatory fees	22,355	25,210	31,696	(2,855)	(11)
Amortization of intangibles	9,516	10,560	11,603	(1,044)	(10)
Goodwill impairment	—	44,877	—	(44,877)	nm
Restructuring charges	7,223	26,991	1,230	(19,768)	nm
Loss on early extinguishment of debt	—	10,466	4,592	(10,466)	nm
Earnout liability adjustments	507	4,908	10,457	(4,401)	nm
Merger-related expense	—	—	56,580	—	nm
Other operating expense	122,182	123,799	136,343	(1,617)	(1)
Total non-interest expense	$1,099,904	$1,179,574	$1,098,968	$(79,670)	(7)%

Salaries and other personnel expense increased compared to 2020, due primarily to an increase in incentive accruals due to higher than expected performance, higher employee insurance from increased claims, and higher share-based compensation expense largely due to timing with a higher level of retirement eligible expense acceleration, partially offset by lower mortgage production-based commissions and lower salary expense. Synovus employees totaled 4,988, down 259, or 5%, from December 31, 2020, led by Synovus' voluntary early retirement program offered during the latter part of 2020 and branch closures.

Net occupancy, equipment, and software expense decreased compared to 2020, driven primarily by savings from branch closures, mostly offset by continued investments in technology, including enhanced online deposit account origination, an integrated receivable solution, and our commercial banking digital platforms. Synovus Bank's branch network consisted of 281 and 289 branches at December 31, 2021 and 2020, respectively. We expect to close an additional 15% of our branch locations with an estimated run rate savings of approximately $12 million by the end of 2022.
Third-party processing and other services expense includes all third-party core operating system and processing charges as well as third-party loan servicing charges. Third-party processing expense decreased compared to 2020 primarily due to Synovus' restructure during the second quarter of 2020 of certain of its third-party consumer-based lending partnership arrangements with a shift of new originations to held for sale, mostly offset by expense associated with PPP loan forgiveness and higher information-technology related expense.
Professional fees decreased compared to 2020, from decreases in consulting fees related to Synovus Forward.
FDIC insurance and other regulatory fees decreased compared to 2020, reflecting lower assessment rate primarily due to overall elevated liquidity and subordinated debt issued by Synovus Bank in the fourth quarter of 2020.
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
As part of its Synovus Forward initiative, during the years ended December 31, 2021 and 2020, Synovus recorded restructuring charges of $7.2 million and $27.0 million, respectively, which included $2.3 million and $15.6 million, respectively, of severance charges. In 2020, severance charges included $13.7 million in one-time termination benefits associated with the aforementioned voluntary early retirement program. During the years ended December 31, 2021 and 2020, Synovus also recorded $4.6 million and $10.5 million, respectively, in lease termination charges and asset impairment charges related to branch closures and restructuring of corporate real estate. Asset impairment charges during the year ended December 31, 2021 were net of $5.4 million in gains on sales of certain building and branch locations. Synovus Bank operated 281 branches at December 31, 2021, compared to 289 branches at December 31, 2020, following the closing of 11 branches and opening of 3 new branches during 2021.
During 2020, Synovus utilized excess liquidity and debt proceeds from debt issued by Synovus Bank in 2020 and terminated $1.13 billion in long-term FHLB obligations and redeemed $250.0 million in subordinated notes, incurring $10.5 million in losses on early extinguishment of debt.
Earnout liability fair value adjustments in 2020 associated with the Global One acquisition were the result of higher than projected earnings and higher earnings estimates over the remaining contractual earnout period, reflecting the continued success of the Global One enterprise. The earnout period ended on June 30, 2021, and the final earnout payment occurred during the third quarter of 2021.
Other operating expense includes advertising, travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expense. Period over period fluctuations are primarily related to certain expenses or losses not expected to recur rather than changes in trends. Other operating expense for 2021 included a $4.0 million seed gift into a newly established donor advised fund. Other operating expense for 2020 included a $2.7 million valuation adjustment on a MPS receivable and a $2.5 million charge from termination of client swaps.
Income Taxes
Income tax expense was $228.9 million for the year ended December 31, 2021 compared to $111.0 million and $201.2 million for the years ended December 31, 2020 and 2019, respectively. The effective income tax rate for the years ended December 31, 2021, 2020 and 2019 was 23.1%, 22.9% and 26.3%, respectively.
Deferred tax assets represent amounts available to reduce income taxes payable in future years. At December 31, 2021, net deferred tax assets were $169.1 million compared to $130.8 million at December 31, 2020.
Synovus regularly assesses the realizability of its net deferred tax assets based upon all available evidence, both positive and negative. Based upon the assessment, Synovus has established a valuation allowance of $19.0 million at December 31, 2021 and $19.2 million at December 31, 2020, on the portion of its $23.9 million at December 31, 2021 and $29.7 million at December 31, 2020 of federal and state NOLs that are not expected to be utilized prior to expiration in years 2023 through 2034. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Income Taxes" of this Report for additional discussion regarding deferred income taxes.

Credit Quality
Synovus continuously monitors the quality of its loan portfolio by industry, property type, geography, as well as credit quality metrics. At December 31, 2021, credit quality metrics remained stable and near historical lows with NPA and NPL ratios of 0.40% and 0.33%, respectively, and total past dues of 0.15%, as a percentage of loans. Net charge-offs for 2021 remained low at $77.8 million, or 0.20%, of average loans.

Table 18 - Selected Credit Quality Metrics
	December 31,
(dollars in thousands)	2021	2020	2019
Non-performing loans	$131,042	$151,079	$101,636
Impaired loans held for sale	—	23,590	—
ORE and other assets	27,137	17,394	35,810
Non-performing assets	$158,179	$192,063	$137,446
Loans 90 days past due and still accruing	$6,770	$4,117	$15,943
As a % of loans	0.02%	0.01%	0.04%
Total past due loans and still accruing	$57,565	$47,349	$123,793
As a % of loans	0.15%	0.12%	0.33%
Accruing TDRs(1)	$119,804	$134,972	$133,145
Non-performing loans as a % of total loans	0.33%	0.39%	0.27%
Non-performing assets as a % of total loans, impaired loans held for sale, ORE, and specific other assets	0.40	0.50	0.37
Total loans	$39,311,958	$38,252,984	$37,162,450
Net charge-offs	77,788	94,712	57,612
Net charge-offs/average loans	0.20%	0.24%	0.16%
Provision for (reversal of) loan losses	$(100,351)	$336,052	$87,720
Provision for (reversal of) unfunded commitments	(5,900)	18,970	(2)
Provision for (reversal of) credit losses	$(106,251)	$355,022	$87,720
Allowance for loan losses	$427,597	$605,736	$281,402
Reserve for unfunded commitments	41,885	47,785	1,375
Allowance for credit losses	$469,482	$653,521	$282,777
ACL to loans coverage ratio	1.19%	1.71%	0.76%
ALL to loans coverage ratio	1.09	1.58	0.76
ACL/NPLs	358.27	432.57	278.23
ALL/NPLs	326.31	400.94	276.87

(1)    Does not include loan modifications made under the CARES Act.
(2)    Prior to CECL implementation on January 1, 2020, the provision for unfunded commitments was reflected within other non-interest expense.
Non-performing Assets
Total NPAs were $158.2 million at December 31, 2021, a $33.9 million, or 18%, decrease from December 31, 2020. Total NPAs as a percentage of total loans, other loans held for sale, ORE and specific other assets declined 10 bps to 0.40% at December 31, 2021 compared to December 31, 2020. NPLs were $131.0 million at December 31, 2021, a $20.0 million, or 13%, decrease from December 31, 2020 primarily due to a 35% reduction in NPL inflows and a 57% increase in disposition volume compared to 2020.

The following table shows the components of NPAs by portfolio class at December 31, 2021 and 2020.

Table 19 - NPAs by Portfolio Class
	December 31,
	2021			2020
(in thousands)	NPLs	ORE and Other Assets	Total NPAs	NPLs	ORE and Other Assets	Impaired Loans Held for Sale	Total NPAs
Commercial, financial, and agricultural	$61,787	$—	$61,787	$77,386	$44	$—	$77,430
Owner-occupied	11,196	11,393	22,589	20,019	739	—	20,758
Total commercial and industrial	72,983	11,393	84,376	97,405	783	—	98,188
Investment properties	5,850	223	6,073	24,631	251	23,590	48,472
1-4 family properties	4,563	—	4,563	3,619	—	—	3,619
Land and development	1,918	177	2,095	2,163	785	—	2,948
Total commercial real estate	12,331	400	12,731	30,413	1,036	23,590	55,039
Consumer mortgages	29,078	25	29,103	8,740	—	—	8,740
Home equity lines	9,760	—	9,760	12,145	—	—	12,145
Other consumer loans	6,890	—	6,890	2,376	—	—	2,376
Total consumer	45,728	25	45,753	23,261	—	—	23,261
Other assets	—	15,319	15,319	—	15,575	—	15,575
Total	$131,042	$27,137	$158,179	$151,079	$17,394	$23,590	$192,063

Troubled Debt Restructurings
At December 31, 2021, TDRs (accruing and non-accruing) were $142.1 million, a decrease of $31.9 million, or 18%, compared to December 31, 2020. Accruing TDRs were $119.8 million at December 31, 2021, a decrease of $15.2 million, or 11%, compared to December 31, 2020. Non-accruing TDRs of $22.3 million at December 31, 2021 decreased $16.7 million, or 43%, from December 31, 2020.
Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At December 31, 2021 approximately 98% of accruing TDRs were current compared to 99% at December 31, 2020. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have continued to remain at lower levels with eight defaults with a recorded investment of $978 thousand for the year ended December 31, 2021 compared to seven defaults with a recorded investment of $21.7 million for the year ended December 31, 2020.
The table below shows accruing TDRs by risk grade at December 31, 2021 and 2020.

Table 20 - Accruing TDRs by Risk Grade
	December 31,
	2021		2020
(dollars in thousands)	Amount	%	Amount	%
Pass	$56,479	47.1%	$72,463	53.7%
Special mention	11,387	9.5	8,935	6.6
Substandard	51,938	43.4	53,574	39.7
Total accruing TDRs	$119,804	100.0%	$134,972	100.0%

The following table shows TDRs by portfolio class at December 31, 2021 and 2020.

Table 21 - TDRs by Portfolio Class
	December 31,
(in thousands)	2021	2020
Commercial, financial and agricultural	$43,597	$46,792
Owner-occupied	34,493	44,185
Total commercial and industrial	78,090	90,977
Investment properties	17,900	38,212
1-4 family properties	3,687	4,184
Land and development	5,567	4,852
Total commercial real estate	27,154	47,248
Consumer mortgages	16,117	19,757
Home equity lines	11,659	8,386
Other consumer loans	9,090	7,639
Total consumer	36,866	35,782
Total TDRs	$142,110	$174,007

Non-TDR Modifications due to COVID-19
Regulatory agencies have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of COVID-19. In the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), for example, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and their unwillingness to criticize institutions for working with borrowers in a safe and sound manner. Moreover, the Interagency Statement provided that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. On December 27, 2020, the Consolidated Appropriations Act, 2021 extended the applicable period of Section 4013 of the CARES Act. This extension allows banks to elect to not consider loan modifications related to COVID-19 that are made between March 1, 2020 and the earlier of January 1, 2022, or 60 days after the national emergency ends to borrowers that are current (i.e. less than 30 days past due as of December 31, 2019) as TDRs. The regulatory agencies further stated that performing loans granted payment deferrals due to COVID-19 are not considered past due or non-accrual. FASB confirmed the foregoing regulatory agencies' view, that such short-term modifications (e.g., six months) made on a good-faith basis in response to COVID-19 for borrowers who are current are not TDRs.
During 2020, Synovus provided relief programs consisting primarily of 90-day payment deferral relief to borrowers negatively impacted by COVID-19, and as of December 31, 2021, no loans were in a P&I deferral status as compared to 0.3% of the total loan portfolio at December 31, 2020. In addition to our P&I deferment program, under the CARES Act, we have also provided borrowers who have been impacted by COVID-19 with other modifications such as interest-only relief or amortization extensions on approximately 2% of total loans at both December 31, 2021 and December 31, 2020.
Past Due Loans
As a percentage of loans outstanding, loans 30 or more days past due and still accruing interest were 0.15% and 0.12% at December 31, 2021 and 2020, respectively. As a percentage of loans outstanding, loans 90 days past due and still accruing interest were 0.02% and 0.01% at December 31, 2021 and December 31, 2020, respectively. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments.
Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. Criticized and classified loans at December 31, 2021 declined $539.0 million, or 34%, compared to December 31, 2020 primarily due to upgrades in the hotel industry as a result of improved financial performance after being negatively impacted by COVID-19.

Table 22 - Criticized and Classified Loans	December 31,
(dollars in thousands)	2021	2020
Special mention loans	$489,150	$977,028
Substandard loans	526,117	553,720
Doubtful loans	10,630	33,204
Loss loans	2,058	3,032
Criticized and Classified loans	$1,027,955	$1,566,984
As a % of total loans	2.6%	4.1%

Potential Problem Loans
Potential problem loans are defined by management as certain performing loans with a well-defined weakness where there is information about possible credit problems of borrowers which causes management to have doubts as to the ability of such borrowers to comply with the present repayment terms of such loans. Potential problem commercial loans were $323.9 million and $374.2 million at December 31, 2021 and 2020, respectively, and consist of substandard accruing loans (included in criticized and classified loans) but exclude both loans 90 days past due and still accruing interest and substandard accruing TDRs, which are reported separately. Management’s current expectation of losses from potential problem loans is included in the ACL, and management cannot predict at this time whether these potential problem loans ultimately will become NPLs or result in losses.
For more information, see the loan portfolio class by regulatory risk grade and origination year tables and additional information in "Part II - Item 8. Financial Statements and Supplementary Data - Note 3 - Loans and Allowance for Loan Losses" in this Report.
Net Charge-offs
Total 2021 net charge-offs were $77.8 million, or 0.20%, of average loans, compared to total net charge-offs of $94.7 million, or 0.24% of average loans in 2020. The following table shows net charge-offs (recoveries) for the years ended December 31, 2021 and 2020.

Table 23 - Net Charge-offs
	Years Ended December 31,
	2021		2020
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Commercial and industrial	$49,723	0.26%	$62,716	0.33%
Commercial real estate	7,948	0.08	10,356	0.10
Consumer	20,117	0.23	21,640	0.23
Total net charge-offs	$77,788	0.20%	$94,712	0.24%

(1)    Net charge-off ratio as a percentage of average loans.

Provision for (reversal of) Credit Losses and Allowance for Credit Losses
The reversal of provision for credit losses of $106.3 million for the year ended December 31, 2021, included net charge-offs of $77.8 million and resulted primarily from the continued improvement in the credit outlook for the loan portfolio. The reversal of provision for credit losses is due to the reduction in the overall ACL as well as a reduction of $16.9 million in net charge offs compared to 2020. The change in reserves is due to the notable improvement in the economic environment compared to December 31, 2020 as evidenced by the improvement in the unemployment rate from 6.7% at the end of 2020 to 3.9% at December 31, 2021. Likewise, our economic and credit outlook have progressed substantially compared to 2020. The factors reducing the ACL were partially offset by purchases of $1.62 billion of third-party lending loans as well as net organic loan growth in 2021, requiring additional reserves of $38.6 million.
The ALL of $427.6 million and the reserve for unfunded commitments of $41.9 million, which is recorded in other liabilities, comprise the total ACL of $469.5 million at December 31, 2021. The ACL decreased $184.0 million compared to the December 31, 2020 ACL of $653.5 million, which consisted of an ALL of $605.7 million and the reserve for unfunded commitments of $47.8 million. The ACL to loans coverage ratio of 1.19% at December 31, 2021 was 52 bps lower compared to December 31, 2020. The reduction in the overall ACL is due to the notable improvement in the economic environment compared to December 31, 2020.
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 3 - Loans and Allowance for Loan Losses" in this Report for more information.
The following table shows the allocation of the allowance for loan losses at December 31, 2021 and 2020.

Table 24 - Allocation of Allowance for Loan Losses
	December 31,
	2021		2020
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Commercial and industrial	$188,364	49.7%	$229,555	51.0%
Commercial real estate	97,760	27.9	130,742	27.0
Consumer	141,473	22.4	245,439	22.0
Total allowance for loan losses	$427,597	100.0%	$605,736	100.0%

(1)    Loan balance in each category expressed as a percentage of loans, net of deferred fees and costs. See Table 6 - Loans by Portfolio Class in this Report for more information.

Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by our primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach under Basel III. At December 31, 2021, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 25 - Capital Ratios
(dollars in thousands)	December 31, 2021	December 31, 2020
CET1 capital
Synovus Financial Corp.	$4,388,618	$4,034,865
Synovus Bank	4,998,698	4,641,711
Tier 1 risk-based capital
Synovus Financial Corp.	4,925,763	4,572,010
Synovus Bank	4,998,698	4,641,711
Total risk-based capital
Synovus Financial Corp.	5,827,196	5,604,230
Synovus Bank	5,587,757	5,361,611
CET1 capital ratio
Synovus Financial Corp.	9.50%	9.66%
Synovus Bank	10.83	11.11
Tier 1 risk-based capital ratio
Synovus Financial Corp.	10.66	10.95
Synovus Bank	10.83	11.11
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.61	13.42
Synovus Bank	12.11	12.83
Leverage ratio
Synovus Financial Corp.	8.72	8.50
Synovus Bank	8.86	8.73
Tangible common equity to tangible assets ratio(1)
Synovus Financial Corp.	7.52	7.66

(1)    See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
At December 31, 2021, Synovus' CET1 ratio was 9.50%, well in excess of regulatory requirements including the capital conservation buffer of 2.5%. The December 31, 2021 CET1 ratio declined 16 bps compared to December 31, 2020, driven by growth in risk-weighted assets and the return of capital through share repurchases and common stock shareholder dividends as a result of strong financial performance. For more information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Regulatory Capital" in this Report. Management reviews the Company's capital position on an on-going basis and believes, based on internal capital analyses and earnings projections, that Synovus is well positioned to meet relevant regulatory capital standards.
On January 20, 2022, Synovus announced that its Board of Directors approved a $0.01 increase in the quarterly common stock dividend to $0.34 per share, effective with the quarterly dividend payable in April 2022. Additionally, Synovus' Board of Directors authorized share repurchases of up to $300 million in 2022.
On August 26, 2020, the federal banking regulators issued a final rule (following an interim final rule issued on March 27, 2020) that allowed electing banking organizations that adopted CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Synovus adopted CECL on January 1, 2020 and the December 31, 2021 regulatory capital ratios reflect Synovus' election of the five-year transition provision. At December 31, 2021, $58.3 million, or a cumulative 13 bps benefit to CET1, was deferred. For additional information on CECL, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in this Report.

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
During 2021, Synovus Bank and non-bank subsidiaries paid upstream cash dividends to the Parent Company totaling $420.0 million. During 2020, Synovus Bank paid upstream cash dividends to the Parent Company totaling $547.5 million and during 2019, Synovus Bank and non-bank subsidiaries paid upstream cash dividends to the Parent Company totaling $400.0 million.
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
In accordance with Synovus policies and regulatory guidance, ALCO evaluates contractual and anticipated cash flows under normal and stressed conditions to properly manage the Company's liquidity profile. Synovus places an emphasis on maintaining numerous sources of current and contingent liquidity to meet its obligations to depositors, borrowers, and creditors on a timely basis. Liquidity is generated through various sources, including, but not limited to, maturities and repayments of loans by clients, maturities and sales of investment securities, and growth in core and wholesale deposits.
Synovus Bank also generates liquidity through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank also has the capacity to access funding through its membership in the FHLB system and through the Federal Reserve discount window. At December 31, 2021, based on currently pledged collateral, Synovus Bank had access to FHLB funding of $5.96 billion, subject to FHLB credit policies. Management continuously monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to manage client deposit withdrawals, loan requests, and other funding demands.
In addition to bank level liquidity management, Synovus must manage liquidity at the parent company level for various operating needs including the servicing of debt, the payment of dividends on our common stock and preferred stock, share repurchases, payment of general corporate expense, and potential capital infusions into subsidiaries. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and the Federal Reserve Bank. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity, and overall condition. In addition, both the GA DBF and Federal Reserve Bank may require approval to pay dividends, based on certain regulatory statutes and limitations.
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

Contractual Cash Obligations
The following table summarizes, by remaining maturity, Synovus’ significant contractual cash obligations at December 31, 2021. Excluded from the table below are certain liabilities with variable cash flows and/or no contractual maturity. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Commitments and Contingencies" of this Report for information on Synovus' commitments to extend credit including loan commitments and letters of credit along with obligations related to Synovus' sponsorship of MPS businesses. Additionally, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 7 - Deposits" of this Report for information on contractual maturities of time deposits.

Table 26 - Contractual Cash Obligations
	Payments Due After December 31, 2021
(in thousands)	1 Year or Less	After 1 Year	Total
Long-term debt obligations	$344,433	$1,096,148	$1,440,581
Lease obligations	32,492	548,955	581,447
Purchase commitments(1)	81,167	192,850	274,017
Commitments to fund tax credits, CRA partnerships, and other investments(2)	182,989	67,744	250,733
Total contractual cash obligations	$641,081	$1,905,697	$2,546,778

(1)    Legally binding purchase obligations of $1.0 million or more.
(2)    Commitments to fund investments in tax credits, CRA partnerships, and other investments have scheduled funding dates that are contingent on events that have not yet occurred, and may be subject to change.
Recently Issued Accounting Standards
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for further information.

Non-GAAP Financial Measures
The measures entitled adjusted non-interest revenue; adjusted non-interest expense; adjusted total revenue; adjusted tangible efficiency ratio; adjusted return on average assets; adjusted net income per common share, diluted; adjusted return on average common equity; adjusted return on average tangible common equity; and the tangible common equity to tangible assets ratio are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest revenue, total non-interest expense, total TE revenue, efficiency ratio-TE, return on average assets, net income per common share, diluted, return on average common equity, and the ratio of total shareholders’ equity to total assets, respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted non-interest revenue and adjusted total revenue are measures used by management to evaluate non-interest revenue and total TE revenue exclusive of net investment securities gains (losses), gain on sale and changes in fair value of private equity investments, net, and fair value adjustments on non-qualified deferred compensation. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted return on average assets, adjusted net income per common share, diluted, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. Adjusted return on average tangible common equity is a measure used by management to compare Synovus’ performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity to tangible assets ratio is used by management to assess the strength of our capital position. The computations of these measures are set forth in the tables below.

Table 27 - Reconciliation of Non-GAAP Financial Measures
	Years Ended December 31,
(dollars in thousands)	2021	2020
Adjusted non-interest revenue
Total non-interest revenue	$450,066	$506,513
Subtract/add: Investment securities (gains) losses, net	799	(78,931)
Subtract: Gain on sale and increase in fair value of private equity investments, net	—	(4,775)
Subtract: Fair value adjustment on non-qualified deferred compensation	(2,816)	(2,310)
Adjusted non-interest revenue	$448,049	$420,497

Adjusted non-interest expense
Total non-interest expense	$1,099,904	$1,179,574
Subtract: Earnout liability adjustments	(507)	(4,908)
Subtract: Goodwill impairment	—	(44,877)
Subtract: Restructuring charges	(7,223)	(26,991)
Subtract: Valuation adjustment to Visa derivative	(2,656)	(890)
Subtract: Loss on early extinguishment of debt	—	(10,466)
Subtract: Fair value adjustment on non-qualified deferred compensation	(2,816)	(2,310)
Adjusted non-interest expense	$1,086,702	$1,089,132

Adjusted total revenue and adjusted tangible efficiency ratio
Adjusted non-interest expense	$1,086,702	$1,089,132
Subtract: Amortization of intangibles	(9,516)	(10,560)
Adjusted tangible non-interest expense	$1,077,186	$1,078,572

Net interest income	$1,532,947	$1,512,748
Add: Tax equivalent adjustment	3,185	3,424
Add: Total non-interest revenue	450,066	506,513
Total TE revenue	$1,986,198	$2,022,685
Subtract/add: Investment securities (gains) losses, net	799	(78,931)
Subtract: Gain on sale and increase in fair value of private equity investments, net	—	(4,775)
Subtract: Fair value adjustment on non-qualified deferred compensation	(2,816)	(2,310)
Adjusted total revenue	$1,984,181	$1,936,669
Efficiency ratio-TE	55.38%	58.32%
Adjusted tangible efficiency ratio	54.29	55.69

Table 27 - Reconciliation of Non-GAAP Financial Measures, continued
	Years Ended December 31,
(in thousands, except per share data)	2021	2020
Adjusted return on average assets
Net income	$760,467	$373,695
Add: Earnout liability adjustments	507	4,908
Add: Goodwill impairment	—	44,877
Add: Restructuring charges	7,223	26,991
Add: Valuation adjustment to Visa derivative	2,656	890
Add: Loss on early extinguishment of debt	—	10,466
Subtract/add: Investment securities (gains) losses, net	799	(78,931)
Subtract: Gain on sale and increase in fair value of private equity investments, net	—	(4,775)
Add/subtract: Tax effect of adjustments	(2,702)	11,748
Adjusted net income	$768,950	$389,869
Total average assets	$55,368,481	$52,138,038
Return on average assets	1.37%	0.72%
Adjusted return on average assets	1.39	0.75

Adjusted net income per common share, diluted
Net income available to common shareholders	$727,304	$340,532
Add: Earnout liability adjustments	507	4,908
Add: Goodwill impairment	—	44,877
Add: Restructuring charges	7,223	26,991
Add: Valuation adjustment to Visa derivative	2,656	890
Add: Loss on early extinguishment of debt	—	10,466
Subtract/add: Investment securities (gains) losses, net	799	(78,931)
Subtract: Gain on sale and increase in fair value of private equity investments, net	—	(4,775)
Add/subtract: Tax effect of adjustments	(2,702)	11,748
Adjusted net income available to common shareholders	$735,787	$356,706
Weighted average common shares outstanding, diluted	148,495	148,210
Net income per common share, diluted	$4.90	$2.30
Adjusted net income per common share, diluted	4.95	2.41

Table 27 - Reconciliation of Non-GAAP Financial Measures, continued
	Years Ended December 31,
(dollars in thousands)	2021	2020
Adjusted return on average common equity and adjusted return on average tangible common equity
Net income available to common shareholders	$727,304	$340,532
Add: Earnout liability adjustments	507	4,908
Add: Goodwill impairment	—	44,877
Add: Restructuring charges	7,223	26,991
Add: Valuation adjustment to Visa derivative	2,656	890
Add: Loss on early extinguishment of debt	—	10,466
Subtract/add: Investment securities (gains) losses, net	799	(78,931)
Subtract: Gain on sale and increase in fair value of private equity investments, net	—	(4,775)
Add/subtract: Tax effect of adjustments	(2,702)	11,748
Adjusted net income available to common shareholders	$735,787	$356,706
Add: Amortization of intangibles	7,108	7,825
Adjusted net income available to common shareholders excluding amortization of intangibles	$742,895	$364,531

Total average shareholders' equity less preferred stock	$4,674,833	$4,534,935
Subtract: Goodwill	(452,390)	(485,987)
Subtract: Other intangible assets, net	(40,307)	(50,427)
Total average tangible shareholders' equity less preferred stock	$4,182,136	$3,998,521
Return on average common equity	15.56%	7.51%
Adjusted return on average common equity	15.74	7.87
Adjusted return on average tangible common equity	17.76	9.12

	December 31,
(dollars in thousands)	2021	2020
Tangible common equity to tangible assets ratio
Total assets	$57,317,226	$54,394,159
Subtract: Goodwill	(452,390)	(452,390)
Subtract: Other intangible assets, net	(35,596)	(45,112)
Tangible assets	$56,829,240	$53,896,657

Total shareholders’ equity	$5,296,800	$5,161,334
Subtract: Goodwill	(452,390)	(452,390)
Subtract: Other intangible assets, net	(35,596)	(45,112)
Subtract: Preferred Stock, no par value	(537,145)	(537,145)
Tangible common equity	$4,271,669	$4,126,687
Total shareholders’ equity to total assets ratio	9.24%	9.49%
Tangible common equity to tangible assets ratio	7.52	7.66

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
With this framework, Synovus has modeled its baseline net interest income forecast assuming a relatively flat interest rate environment with the federal funds rate at the Federal Reserve's current targeted range of 0% to 0.25% and the current prime rate of 3.25%. Synovus has modeled the impact of an immediate increase in market interest rates across the yield curve of 100 and 200 bps to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity derived from this simulation suggests that net interest income is projected to increase by 6.5% and 14.5% if interest rates increased by 100 and 200 bps, respectively. These results indicate that the Company has an asset sensitive position over the next year, which could serve to improve net interest income in a rising interest rate environment.

Table 28 - Twelve Month Net Interest Income Sensitivity
Change in Interest Rates (in bps)	Estimated Change in Net Interest Income As of December 31,
	2021	2020
+200	14.5%	N/A
+100	6.5%	7.2%

While all of the above estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions, the realized growth and remixing of the balance sheet, as well as the broader macroeconomic environment could all have a significant impact on the both the sensitivity and realized level of net interest income.
In addition to assessing net interest income sensitivities, we also perform simulation analyses to assess the sensitivity of our Economic Value of Equity (EVE) relative to changes in market interest rates. EVE is measured as the discounted present value of assets and derivative cash flows minus the discounted present value of liability cash flows. Management uses EVE sensitivity as an additional means of measuring interest rate and incorporates this form of analysis within its governance and limits framework.
Synovus is also subject to market risk in certain of its fee income business lines. Financial management services revenue, which include trust, brokerage, and asset management fees, can be affected by risk in the securities markets, primarily the equity securities market. A significant portion of the fees in this unit are determined based upon a percentage of asset values. Weaker securities markets and lower equity values have an adverse impact on the fees generated by these operations. Trading account assets, maintained to facilitate brokerage client activity, are also subject to market risk. This risk is not considered significant, as trading activities are limited and subject to risk policy limits. Mortgage banking income is also subject to market risk. Mortgage loan originations are sensitive to levels of mortgage interest rates and therefore, mortgage banking income could be negatively impacted during a period of rising interest rates. The extension of commitments to clients to fund mortgage loans also subjects Synovus to market risk. This risk is primarily created by the time periods between making the commitment, closing, and delivering the loan. Synovus seeks to minimize this exposure by utilizing various risk management tools, the primary of which are forward sales commitments and best efforts commitments.

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
As of December 31, 2021 and 2020, the Company had $3.60 billion and $3.00 billion, respectively, in notional amounts outstanding of interest rate swaps designated as cash flow hedging instruments to hedge its exposure to contractually specified interest rate risk associated with floating rate loans.
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
The ARRC proposed SOFR as its preferred rate as an alternative to LIBOR and proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to LIBOR. As noted within "Part I - Item 1A. Risk Factors" of this Report, Synovus holds instruments that may be impacted by the discontinuance of LIBOR, which include floating rate obligations, loans, deposits, derivatives and hedges, and other financial instruments. Synovus has established a cross-functional LIBOR transition working group with representation from all business lines, support and control functions, and legal counsel that has 1) assessed the Company's current exposure to LIBOR indexed instruments and the data, systems and processes that will be impacted; 2) established a detailed implementation plan; 3) formulated communications and learning activities to support clients and colleagues; and 4) developed a formal governance structure for the transition. For the last several years, loan agreement provisions for new and renewed loans included LIBOR fallback language to ensure transition from LIBOR when such transition occurs. All direct exposures resulting from existing financial contracts that mature after 2021 have been inventoried and are monitored on an ongoing basis. The Company discontinued the use of LIBOR as of December 31, 2021 with limited exceptions as permitted by regulatory guidance or internal policies. Synovus has expanded its product offerings and currently offers multiple alternative reference rates including SOFR, BSBY, and Prime indices. As of December 31, 2021, the Company had approximately $14 billion in loans tied to LIBOR that mature after June 30, 2023. Remediation activities are underway to modify or transition existing exposures to alternate index rates or to convert the rate under existing fallback language. We do not currently expect a material financial impact to the Company or our clients regardless of which index or indices the Company offers as alternatives to LIBOR.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Synovus Financial Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Synovus Financial Corp. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC 326, Financial Instruments - Credit Losses.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for loan losses for loans held for investment evaluated on a collective basis
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for loan losses was $427.6 million as of December 31, 2021, a substantial portion of which relates to loans held for investment evaluated on a collective basis (the collective allowance). The Company estimated the December 31, 2021 collective allowance on a collective (pool) basis for loans grouped with similar risk characteristics based upon the nature of the loan type. The Company estimated the 2021 collective allowance using a discounted cash flow model for each loan group over the contractual term of the loan, adjusted for expected prepayments and curtailments where appropriate. Such model applies the forecasted PD, which is the probability that a borrower will default, adjusted for relevant macroeconomic factors, comprising multiple weighted scenarios representing different plausible outcomes, and LGD, which is the estimate of the amount of net loss in the event of default to the estimated cash flows. To the extent the estimated lives of the loans in the portfolio extend beyond the reasonable and supportable forecast of two years, the Company reverts on a straight-line basis back to the historical loss rates over a one-year period. The resulting life-of-loan loss estimate may be adjusted for certain quantitative and qualitative factors to address uncertainty and limitations in the quantitative model such as the enacted government stimulus and changes in the unemployment rate.
We identified the assessment of the December 31, 2021 collective allowance as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment. Specifically, the assessment encompassed the evaluation of the 2021 collective allowance methodology, including the methods and models used to estimate the inputs to the discounted cash flow model including the forecasted PD and LGD, portfolio segmentation, the selection of the macroeconomic forecasts and the weighting of each, the selection of macroeconomic factors, the reasonable and supportable forecast period, reversion methodology, and the historical observation period. The assessment also included an evaluation of the significant assumption that quantitative adjustments to historical default observations and changes in the unemployment rate are necessary to address uncertainty and limitations in the quantitative model. The assessment also included an evaluation of the conceptual soundness and performance monitoring of the forecasted PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the 2021 collective allowance estimates, including controls over the:
•development of the 2021 collective allowance methodology
•continued use and appropriateness of changes to the forecasted PD and LGD models
•identification and determination of the significant assumptions used in the forecasted PD and LGD models, portfolio segmentation, the selection of the macroeconomic forecasts and the weighting of each, the selection of the macroeconomic factors, the reasonable and supportable forecast period, reversion methodology, and the historical observation period
•development of the quantitative adjustment, including the significant assumptions that adjustments to historical default observations and changes in unemployment are necessary to address uncertainty and limitations in the quantitative model
•conceptual soundness and performance monitoring of the forecasted PD and LGD models
•analysis of 2021 collective allowance results, trends, and ratios.
We evaluated the Company’s process to develop the 2021 collective allowance estimate by testing certain sources of data, variables, and assumptions that the Company used, and considered the relevance and reliability of such data, variables, and assumptions. We also involved credit risk professionals with specialized skills and knowledge who assisted in:
•evaluating the Company’s 2021 collective allowance on loans methodology for compliance with U.S. generally accepted accounting principles
•evaluating assumptions made by the Company relative to the macroeconomic forecasts, including the appropriateness of their weightings and selection of macroeconomic factors, and forecasted PD and LGD used in the discounted cash flow models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•testing the historical observation period and reasonable and supportable forecast and reversion methodology to evaluate the length of each period by comparing to specific portfolio risk characteristics and trends
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•assessing the conceptual soundness and performance monitoring of the forecasted PD and LGD models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the significant assumption that quantitative adjustments to historical default observations and changes in the unemployment rate are necessary to address uncertainty and limitations in the quantitative model and the effect of the quantitative adjustments on the 2021 collective allowance compared with relevant credit risk factors, and credit trends.
We also assessed the sufficiency of the audit evidence obtained related to the collective allowance by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 1975.
Atlanta, Georgia
February 25, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Synovus Financial Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited Synovus Financial Corp. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Atlanta, Georgia
February 25, 2022

Synovus Financial Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2021	2020
ASSETS
Cash and due from banks	$432,925	$531,579
Interest-bearing funds with Federal Reserve Bank	2,479,006	3,586,565
Interest earning deposits with banks	25,535	20,944
Federal funds sold and securities purchased under resale agreements	72,387	113,829
Total cash, cash equivalents, and restricted cash	3,009,853	4,252,917
Investment securities available for sale, at fair value	10,918,329	7,962,438
Loans held for sale (includes $108,198 and $216,647, measured at fair value, respectively)	750,642	760,123
Loans, net of deferred fees and costs	39,311,958	38,252,984
Allowance for loan losses	(427,597)	(605,736)
Loans, net	38,884,361	37,647,248
Cash surrender value of bank-owned life insurance	1,068,616	1,049,373
Premises, equipment and software, net	407,241	463,959
Goodwill	452,390	452,390
Other intangible assets, net	35,596	45,112
Other assets	1,790,198	1,760,599
Total assets	$57,317,226	$54,394,159
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$16,392,653	$13,477,854
Interest-bearing deposits	33,034,623	33,213,717
Total deposits	49,427,276	46,691,571
Securities sold under repurchase agreements	264,133	227,922
Long-term debt	1,204,229	1,202,494
Other liabilities	1,124,788	1,110,838
Total liabilities	52,020,426	49,232,825
Shareholders’ Equity
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,143 shares; issued 169,383,758 and 168,132,522; outstanding 145,010,086 and 148,039,495	169,384	168,133
Additional paid-in capital	3,894,109	3,851,208
Treasury stock, at cost; 24,373,672 and 20,093,027 shares	(931,497)	(731,806)
Accumulated other comprehensive income (loss), net	(82,321)	158,635
Retained earnings	1,709,980	1,178,019
Total shareholders’ equity	5,296,800	5,161,334
Total liabilities and shareholders' equity	$57,317,226	$54,394,159

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Interest income:
Loans, including fees	$1,482,567	$1,600,462	$1,817,285
Investment securities available for sale	140,077	178,575	208,826
Loans held for sale	23,809	15,078	3,254
Federal Reserve Bank balances	3,777	2,839	10,384
Other earning assets	3,113	7,541	10,889
Total interest income	1,653,343	1,804,495	2,050,638
Interest expense:
Deposits	74,919	217,777	356,949
Federal funds purchased, securities sold under repurchase agreements, and other liabilities	128	7,917	26,185
Long-term debt	45,349	66,053	71,701
Total interest expense	120,396	291,747	454,835
Net interest income	1,532,947	1,512,748	1,595,803
Provision for (reversal of) credit losses(1)	(106,251)	355,022	87,720
Net interest income after provision for credit losses	1,639,198	1,157,726	1,508,083
Non-interest revenue:
Service charges on deposit accounts	86,310	73,132	88,190
Fiduciary and asset management fees	77,147	63,251	58,388
Card fees	51,399	42,702	45,659
Brokerage revenue	56,439	44,781	41,608
Mortgage banking income	54,371	91,413	32,599
Capital markets income	26,118	27,336	30,529
Income from bank-owned life insurance	38,019	31,297	21,226
Investment securities gains (losses), net	(799)	78,931	(7,659)
Other non-interest revenue	61,062	53,670	45,360
Total non-interest revenue	450,066	506,513	355,900
Non-interest expense:
Salaries and other personnel expense	649,426	618,214	570,036
Net occupancy, equipment, and software expense	169,222	169,658	161,906
Third-party processing and other services	86,688	87,992	79,225
Professional fees	32,785	56,899	35,300
FDIC insurance and other regulatory fees	22,355	25,210	31,696
Goodwill impairment	—	44,877	—
Restructuring charges	7,223	26,991	1,230
Merger-related expense	—	—	56,580
Other operating expense	132,205	149,733	162,995
Total non-interest expense	1,099,904	1,179,574	1,098,968
Income before income taxes	989,360	484,665	765,015
Income tax expense	228,893	110,970	201,235
Net income	760,467	373,695	563,780
Less: Preferred stock dividends	33,163	33,163	22,881
Net income available to common shareholders	$727,304	$340,532	$540,899
Net income per common share, basic	$4.95	$2.31	$3.50
Net income per common share, diluted	4.90	2.30	3.47
Weighted average common shares outstanding, basic	147,041	147,415	154,331
Weighted average common shares outstanding, diluted	148,495	148,210	156,058

(1)    Beginning January 1, 2020, provision calculation is based on current expected credit loss methodology. Prior to January 1, 2020, calculation was based on incurred loss methodology.
    See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2021			2020			2019
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$989,360	$(228,893)	$760,467	$484,665	$(110,970)	$373,695	$765,015	$(201,235)	$563,780
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	(234,550)	60,304	(174,246)	108,626	(28,135)	80,491	217,501	(56,331)	161,170
Reclassification adjustment for realized (gains) losses included in net income	799	(202)	597	(78,931)	20,443	(58,488)	7,659	(1,984)	5,675
Net change	(233,751)	60,102	(173,649)	29,695	(7,692)	22,003	225,160	(58,315)	166,845
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(77,948)	20,243	(57,705)	99,193	(25,691)	73,502	(8,570)	2,220	(6,350)
Reclassification adjustment for realized (gains) losses included in net income	(12,862)	3,260	(9,602)	(2,765)	716	(2,049)	—	—	—
Net change	(90,810)	23,503	(67,307)	96,428	(24,975)	71,453	(8,570)	2,220	(6,350)
Post-retirement unfunded health benefit:
Actuarial losses arising during the period	—	—	—	—	—	—	(510)	132	(378)
Reclassification adjustment for realized gains included in net income	—	—	—	(618)	156	(462)	(70)	14	(56)
Net change	—	—	—	(618)	156	(462)	(580)	146	(434)
Total other comprehensive income (loss)	$(324,561)	$83,605	$(240,956)	$125,505	$(32,511)	$92,994	$216,010	$(55,949)	$160,061
Comprehensive income			$519,511			$466,689			$723,841

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Changes in Shareholders' Equity

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2018	$195,140	$143,300	$3,060,561	$(1,014,746)	$(94,420)	$843,767	$3,133,602
Cumulative-effect of change in accounting principle for leases (ASU 2016-02), net of tax	—	—	—	—	—	4,270	4,270
Net income	—	—	—	—	—	563,780	563,780
Other comprehensive income (loss), net of income taxes	—	—	—	—	160,061	—	160,061
FCB acquisition:
Issuance of common stock, net of issuance costs	—	22,043	682,103	—	—	—	704,146
Common stock reissued	—	—	—	1,014,746	—	(137,176)	877,570
Fair value of exchanged equity awards and warrants attributed to purchase price	—	—	43,972	—	—	—	43,972
Cash dividends declared on common stock - $1.20 per share	—	—	—	—	—	(183,091)	(183,091)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(22,881)	(22,881)
Issuance of Series E Preferred Stock, net of issuance costs	342,005	—	—	—	—	—	342,005
Repurchases of common stock including costs to repurchase	—	—	—	(725,398)	—	—	(725,398)
Issuance of common stock for earnout payment	—	344	11,502	—	—	—	11,846
Restricted share unit vesting and taxes paid related to net share settlement	—	302	(8,831)	—	—	(326)	(8,855)
Stock options/warrants exercised, net	—	812	15,364	—	—	—	16,176
Warrants exercised with net settlement and common stock reissued	—	—	(9,822)	9,838	—	(16)	—
Share-based compensation expense	—	—	24,487	—	—	—	24,487
Balance at December 31, 2019	$537,145	$166,801	$3,819,336	$(715,560)	$65,641	$1,068,327	$4,941,690
Cumulative-effect of change in accounting principle for credit losses (ASU 2016-13), net of tax(2)	—	—	—	—	—	(35,721)	(35,721)
Net income	—	—	—	—	—	373,695	373,695
Other comprehensive income (loss), net of income taxes	—	—	—	—	92,994	—	92,994
Cash dividends declared on common stock - $1.32 per share	—	—	—	—	—	(194,658)	(194,658)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(33,163)	(33,163)
Repurchases of common stock including costs to repurchase	—	—	—	(16,246)	—	—	(16,246)
Issuance of common stock for earnout payment	—	379	8,316	—	—	—	8,695
Restricted share unit vesting and taxes paid related to net share settlement	—	389	(7,503)	—	—	(461)	(7,575)
Stock options exercised, net	—	564	12,418	—	—	—	12,982
Share-based compensation expense	—	—	18,641	—	—	—	18,641
Balance at December 31, 2020	$537,145	$168,133	$3,851,208	$(731,806)	$158,635	$1,178,019	$5,161,334
Net income	—	—	—	—	—	760,467	760,467
Other comprehensive income (loss), net of income taxes	—	—	—	—	(240,956)	—	(240,956)
Cash dividends declared on common stock - $1.32 per share	—	—	—	—	—	(193,695)	(193,695)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(33,163)	(33,163)
Repurchases of common stock including costs to repurchase	—	—	—	(199,932)	—	—	(199,932)
Issuance of common stock for earnout payment	—	—	4,955	125	—	—	5,080
Restricted share unit vesting and taxes paid related to net share settlement	—	355	(6,254)	—	—	(1,645)	(7,544)
Stock options exercised, net	—	896	18,214	—	—	—	19,110
Warrants exercised with net settlement and common stock reissued	—	—	(113)	116	—	(3)	—
Share-based compensation expense	—	—	26,099	—	—	—	26,099
Balance at December 31, 2021	$537,145	$169,384	$3,894,109	$(931,497)	$(82,321)	$1,709,980	$5,296,800

(1)    For the years ended December 31, 2021 and 2020, dividends per share were $1.58 and $1.47 for Series D and Series E Preferred Stock, respectively. For the year ended December 31, 2019, dividends per share were $1.58 and $0.73 for Series D and E Preferred Stock. respectively.
(2)    For additional information, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies.
See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2021	2020	2019
Operating Activities
Net income	$760,467	$373,695	$563,780
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	(106,251)	355,022	87,720
Depreciation, amortization, and accretion, net	157,987	106,107	8,079
Deferred income tax expense (benefit)	45,000	(86,192)	86,633
Originations of loans held for sale	(3,698,368)	(3,466,170)	(872,105)
Proceeds from sales of loans held for sale	3,749,502	2,936,398	816,223
Gain on sales of loans held for sale, net	(42,513)	(67,115)	(21,448)
Increase in other assets	(78,728)	(411,632)	(127,636)
Increase (decrease) in other liabilities	(21,674)	281,866	43,066
Investment securities (gains) losses, net	799	(78,931)	7,659
Share-based compensation expense	27,795	18,641	24,487
Other	—	55,343	4,592
Net cash provided by operating activities	794,016	17,032	621,050
Investing Activities
Net cash received in business combination, net of cash paid	—	—	201,100
Proceeds from maturities and principal collections of investment securities available for sale	3,051,158	2,291,536	1,102,651
Proceeds from sales of investment securities available for sale	565,400	2,649,686	2,923,787
Purchases of investment securities available for sale	(6,877,712)	(6,036,179)	(4,300,021)
Proceeds from sales of loans	111,168	1,426,954	74,123
Purchases of loans	(1,624,182)	(126,152)	(667,954)
Net (increase) decrease in loans	373,964	(2,461,302)	(1,361,693)
Net purchases of Federal Reserve Bank stock	(1,220)	(658)	(55,335)
Net (purchases) redemptions of Federal Home Loan Bank stock	(1,200)	129,710	(45,856)
Net (purchases) proceeds from settlement of bank-owned life insurance policies	19,045	(242,300)	16,637
Net increase in premises, equipment and software	(25,954)	(30,102)	(61,208)
Other	25,367	45,834	19,907
Net cash used in investing activities	(4,384,166)	(2,352,973)	(2,153,862)
Financing Activities
Net increase in deposits	2,735,705	8,284,519	797,612
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	36,211	62,232	(101,142)
Net increase (decrease) in other short-term borrowings	—	(1,745,843)	1,103,560
Repayments and redemption of long-term debt	—	(2,408,939)	(157,226)
Proceeds from issuance of long-term debt, net	—	1,445,492	497,045
Dividends paid to common shareholders	(194,677)	(189,967)	(167,923)
Dividends paid to preferred shareholders	(33,163)	(33,163)	(17,741)
Proceeds from issuance of preferred stock, net	—	—	342,005
Issuances, net of taxes paid, under equity compensation plans	11,566	5,407	7,321
Repurchase of common stock	(199,932)	(16,246)	(725,398)
Other	(8,624)	(1,552)	(1,947)
Net cash provided by financing activities	2,347,086	5,401,940	1,576,166
Increase (decrease) in cash and cash equivalents including restricted cash	(1,243,064)	3,065,999	43,354
Cash, cash equivalents, and restricted cash at beginning of year	4,252,917	1,186,918	1,143,564
Cash, cash equivalents, and restricted cash at end of year	$3,009,853	$4,252,917	$1,186,918

Supplemental Disclosures:
Income taxes paid	$204,214	$110,828	$101,781
Interest paid	132,923	319,282	464,712
Non-cash Activities:
Common stock issued, treasury stock reissued, equity awards/warrants exchanged to acquire FCB	—	—	1,625,688
Loans foreclosed and transferred to other real estate	12,408	2,163	19,423
Loans transferred to (from) loans held for sale at fair value	(859)	49,821	72,707
See accompanying notes to the audited consolidated financial statements.

Note 1 - Summary of Significant Accounting Policies
Business Operations
Synovus provides commercial and consumer banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, mortgage services, premium finance, asset-based lending, structured lending, and international banking to its clients through its wholly-owned subsidiary bank, Synovus Bank, primarily in offices located throughout Alabama, Florida, Georgia, South Carolina and Tennessee.
In addition to our banking operations, we also provide various other financial planning and investment advisory services to our clients through direct and indirect wholly-owned non-bank subsidiaries, including: Synovus Securities, headquartered in Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer, and the provision of individual investment advice on equity and other securities; and Synovus Trust, headquartered in Columbus, Georgia, which provides trust, asset management, and financial planning services.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements of Synovus include the accounts of the Parent Company and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Prior period consolidated financial statements are reclassified whenever necessary to conform to the current period presentation. No reclassifications of prior period balances were material to the consolidated financial statements unless specifically disclosed.
The Company’s consolidated financial statements include all entities in which the Company has a controlling financial interest. A VIE for which Synovus or a subsidiary has been determined to be the primary beneficiary is also consolidated. The determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Investments in VIEs where Synovus is not the primary beneficiary are accounted for using either the proportional amortization method or equity method of accounting. The Company uses the hypothetical liquidation at book value (HLBV) method for equity investments when the liquidation rights and priorities as defined by an equity investment agreement differ from what is reflected by the underlying percentage ownership interests.
Investments in VIEs are included in other assets on the consolidated balance sheets, and the Company's proportionate share of income or loss is included as either a component of income tax expense (proportional amortization method) or non-interest income (equity method). The maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity. The assessment of whether or not the Company has a controlling interest (i.e., the primary beneficiary) in a VIE is performed on an on-going basis. Refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Commitments and Contingencies" of this Report for additional details regarding Synovus' involvement with VIEs.
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

Corrected Consolidated Statement of Cash Flows
(unaudited)
	Year Ended December 31, 2020
(in thousands)	As Reported	Adjustment	As Corrected

Investing Activities
Proceeds from sales of investment securities available for sale	$4,054,670	$(1,404,984)	$2,649,686
Purchases of investment securities available for sale	(7,441,163)	1,404,984	(6,036,179)
Net cash used in investing activities	$2,352,973	$—	$2,352,973

Use of Estimates
In preparing the consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the respective consolidated balance sheets and the reported amounts of revenue and expense for the periods presented. Actual results could differ significantly from those estimates.
Material estimates that are particularly susceptible to significant change relate to the determination of the ACL, estimates of fair value, income taxes, and contingent liabilities.
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
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash and due from banks as well as interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements, which are inclusive of any restricted cash and restricted cash equivalents. On March 15, 2020, the Federal Reserve Board announced that, effective March 26, 2020, it would reduce reserve requirement ratios to zero percent for all depository institutions. Cash and cash equivalents included $65.1 million at December 31, 2021 and $158.7 million at December 31, 2020, which were pledged to collateralize certain derivative instruments and letters of credit.
Investment Securities Available for Sale
Investment securities available for sale are carried at fair value with unrealized gains and losses, net of the related tax effect, excluded from earnings and reported as a separate component of shareholders' equity within accumulated other comprehensive income (loss) until realized.
For investment securities available for sale in an unrealized loss position, if Synovus has an intention to sell the security, or it is more likely than not that the security will be required to be sold prior to recovery, the security is written down to its fair value. The write down is charged against the ACL with any additional impairment recorded in earnings. If the aforementioned criteria are not met, Synovus performs a quarterly assessment of its available for sale debt securities to determine if the decline in fair value of a security below its amortized cost is related to credit losses or other factors. Management considers the extent to which fair value is less than amortized cost, the issuer of the security, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. In assessing whether credit-related impairment exists, the present value of cash flows expected to be collected from the security is compared to the security's amortized cost. If the present value of cash flows expected to be collected is less than the security's amortized cost basis, the difference is attributable to credit losses. For such differences, Synovus records an ACL with an offset to provision for credit losses. Synovus limits the ACL recorded to the amount the security's fair value is less than the amortized cost basis. Impairment losses related to other factors are recognized in other comprehensive income (loss).
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
Loan Origination Fees and Costs
Loan origination fees and direct loan origination costs are deferred and amortized to net interest income over the life of the related loan or over the commitment period as a yield adjustment.

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
The ALL is measured on a collective (pool) basis when similar risk characteristics exist. Loans are grouped based upon the nature of the loan type and are further segregated based upon the methods for risk assessment. Credit loss assumptions are primarily estimated using a DCF model applied to the aforementioned loan groupings. This model calculates an expected life-of-loan loss percentage for each loan category by considering the forecasted PD, which is the probability that a borrower will default, adjusted for relevant forecasted macroeconomic factors comprising multiple weighted scenarios representing different plausible outcomes, and LGD, which is the estimate of the amount of net loss in the event of default.

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
The above reflects the ALL estimation process for most commercial and consumer sub-pools. In some cases, Synovus may apply other acceptable loss rate models to smaller sub-pools.
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
Allowance for Credit Losses on Off-balance-sheet Credit Exposures
Synovus maintains a separate ACL for off-balance-sheet credit exposures, including unfunded loan commitments, unless the associated obligation is unconditionally cancellable by the Company. This allowance is included in other liabilities on the consolidated balance sheets with associated expense recognized as a component of the provision for credit losses on the consolidated statements of income. The reserve for off-balance-sheet credit exposures considers the likelihood that funding will occur and estimates the expected credit losses on resulting commitments expected to be funded over their estimated life using the estimated loss rates on loans held for investment.

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
The DRR methodology is used for larger relationships within the C&I loan portfolio as well as certain IPRE loans. At December 31, 2021 and 2020, approximately 41% and 40% of total commercial loans were rated using the DRR methodology, respectively. The DRR includes sixteen PD categories.
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
Consumer Loans – Risk Ratings
Consumer loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores. Synovus makes consumer lending decisions based upon a number of key credit risk determinants including FICO scores as well as loan-to-value and debt-to-income ratios. Consumer loans are generally assigned a risk rating on a 9-point scale based on credit bureau scores, with a loan grade of 1 assigned as the lowest level of risk and a loan grade of 6 as the highest level of risk. No loans graded higher than 6 at origination are approved for funding. At 90-119 days past due, a loan grade of 7-substandard non-accrual is applied and at 120 days past due, the loan is generally downgraded to grade 9-loss or is charged-off. The consumer loan portfolio is sent on a quarterly basis to a consumer credit reporting agency for a refresh of clients' credit scores so that management can evaluate ongoing consistency or negative migration in the quality of the portfolio. Revolving lines of credit are reviewed for a material change in financial circumstances and, when appropriate, the line of credit may be suspended for further advances. FICO scores within the residential real estate portfolio have generally remained stable over the last several years.
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
Transfers of Financial Assets
Transfers of financial assets in which Synovus has surrendered control over the transferred assets are accounted for as sales. Control over transferred assets is considered to be surrendered when 1) the assets have been legally isolated from Synovus or any consolidated affiliates, even in bankruptcy or other receivership, 2) the transferee has the right to pledge or exchange the assets with no conditions that constrain the transferee and provide more than a trivial benefit to Synovus, and 3) Synovus does not maintain effective control over the transferred assets. If the transfer is accounted for as a sale, the transferred assets are derecognized from the balance sheet and a gain or loss on sale is recognized on the consolidated statements of income. If the sale criteria are not met, the transfer is accounted for as a secured borrowing and the transferred assets remain on Synovus' consolidated balance sheets and the proceeds from the transaction are recognized as a liability.

Cash Surrender Value of Bank-Owned Life Insurance
Investments in bank-owned life insurance policies on certain current and former officers and employees of Synovus are recorded at the net realizable value of the policies. Net realizable value is the cash surrender value of the policies less any applicable surrender charges and any policy loans. Synovus has not borrowed against the cash surrender value of these policies. Changes in the cash surrender value of the policies as well as proceeds from insurance benefits are recorded in income from bank-owned life insurance on the consolidated statements of income.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess purchase price over the fair value of identifiable net assets of acquired businesses. Goodwill is tested for impairment at the reporting unit level, equivalent to a business segment or one level below. Synovus performs its annual evaluation of goodwill impairment during the fourth quarter of each year and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 5 - Goodwill and Other Intangible Assets" of this Report for details of the evaluation.
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
Segment Disclosures
ASC Topic 280, Segment Reporting, requires information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified as those revenue-producing components for which discrete financial information is produced internally and which are subject to evaluation by the chief operating decision maker in making resource allocation decisions. Based on this guidance, Synovus identified three major reportable business segments: Community Banking, Wholesale Banking, and Financial Management Services (FMS), with functional activities such as treasury, technology, operations, marketing, finance, enterprise risk, legal, human resources, corporate communications, executive management, among others, included in Treasury and Corporate Other. Refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 17 - Segment Reporting" of this Report for additional details. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised.
Other Assets
Other assets include ROU assets, FRB and FHLB stock, derivative asset positions, net deferred tax assets, accrued interest receivable and investments in tax credits, other investments, and other balances as shown in "Part II - Item 8. Financial Statements and Supplementary Data - Note 6 - Other Assets" of this Report.
As a member of the Federal Reserve System, Synovus is currently required to purchase and hold shares of capital stock in the Federal Reserve Bank of Atlanta (recorded at amortized cost, which approximates fair value, of $143.7 million and $142.5 million at December 31, 2021 and 2020, respectively) in an amount equal to the greater of 6% of its capital and surplus or 0.6%

of deposits. As a member of the FHLB, Synovus is also required to purchase and hold shares or capital stock in the FHLB (recorded at amortized cost, which approximates fair value, of $16.2 million and $15.0 million at December 31, 2021 and 2020, respectively) in an amount equal to its membership base investment plus an activity-based investment determined according to the level of outstanding FHLB advances.
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
Cash flow hedges - If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss), net of the tax impact, and subsequently reclassified into earnings when the hedged transaction affects earnings with the impacts recorded in the same income statement line item used to present the earnings effect of the hedged item. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions are still expected to affect earnings. If, however, it is probable the forecasted transactions will no longer occur, the accumulated amounts in OCI at the de-designation date are immediately recognized in earnings.
If the derivative instrument is not designated as a hedge, the gain or loss on the derivative instrument is recognized in earnings as a component of other non-interest revenue on the consolidated statements of income in the period of change.
Synovus also holds derivative instruments, which consist of interest rate lock agreements related to expected funding of fixed-rate mortgage loans to clients (interest rate lock commitments) and forward commitments to sell mortgage-backed securities and individual fixed-rate mortgage loans. Synovus’ objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale. Both the interest rate lock commitments and the forward commitments are reported at fair value, with adjustments recorded in current period earnings in mortgage banking income.
Synovus also enters into interest rate swap agreements to facilitate the risk management strategies of certain commercial banking clients. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value with any unrealized gain or loss recorded in current period earnings in other non-interest revenue. These instruments, and their offsetting positions, are recorded in other assets and other liabilities on the consolidated balance sheets.
Non-interest Revenue
Synovus' contracts with clients generally do not contain terms that require significant judgment to determine the amount of revenue to recognize. Synovus' policies for recognizing non-interest revenue within the scope of ASC Topic 606, Revenue from Contracts with Customers, including the nature and timing of such revenue streams, are included below.
Service Charges on Deposit Accounts: Revenue from service charges on deposit accounts is earned through cash management, wire transfer, and other deposit-related services, as well as overdraft, NSF, account management and other deposit-related fees. Revenue is recognized for these services either over time, corresponding with deposit accounts' monthly cycle, or at a point in time for transaction-related services and fees. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to clients' accounts.
Fiduciary and Asset Management Fees: Fiduciary and asset management fees are primarily comprised of fees earned from the management and administration of trusts and other client assets. Synovus' performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month-end through a direct charge to clients' accounts. Synovus does not earn performance-based incentives.
Card Fees: Card fees consist primarily of interchange fees from consumer credit and debit cards processed by card association networks, as well as merchant discounts, and other card-related services. Interchange rates are generally set by the credit card associations and based on purchase volumes and other factors. Interchange fees and merchant discounts are recognized concurrently with the delivery of service on a daily basis as transactions occur. Payment is typically received immediately or in the following month. Card fees are reported net of certain associated expense items including loyalty program expense and network expense.
Brokerage Revenue: Brokerage revenue consists primarily of commissions. Additionally, brokerage revenue includes advisory fees earned from the management of client assets. Transactional revenues are based on the size and number of transactions executed at the client's direction and are generally recognized on the trade date with payment received on the settlement date. Advisory fees for brokerage services are recognized and collected monthly and are based upon the month-end market value of the assets under management at a rate predetermined in the contract.
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
Insurance Revenue (included in other non-interest revenue on the consolidated statements of income): Insurance revenue primarily consists of commissions received on annuity and life product sales. The commissions are recognized as revenue when the client executes an insurance policy with the insurance carrier. In some cases, Synovus receives payment of trailing commissions each year when the client pays its annual premium.
Other Fees (included in other non-interest revenue on the consolidated statements of income): Other fees within the scope of ASC Topic 606 primarily consist of revenue generated from safe deposit box rental fees and lockbox services. Fees are recognized over time, on a monthly basis, as Synovus' performance obligation for services is satisfied. Payment is received upfront for safe deposit box rentals and in the following month for lockbox services.
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
Synovus accrues tax liabilities for uncertain income tax positions based on current assumptions regarding the expected outcome by weighing the facts and circumstances available at the reporting date. If related tax benefits of a transaction are not more likely than not of being sustained upon examination, Synovus will accrue a tax liability or reduce a deferred tax asset for the expected tax impact associated with the transaction. Events and circumstances may alter the estimates and assumptions used in the analysis of its income tax positions and, accordingly, Synovus' effective tax rate may fluctuate in the future. Synovus recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense.
Share-based Compensation
Synovus has a long-term incentive plan under which the Compensation and Human Capital Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. Synovus' share-based compensation costs associated with employee grants are recorded as a component of salaries and other personnel expense on the consolidated statements of income. Share-based compensation costs associated with grants made to non-employee directors of Synovus are recorded as a component of other operating expense. Vesting for grants of share-based awards granted to Synovus employees accelerates upon retirement for plan participants who have reached age 65 and who also have no less than ten years of service at the date of their election to retire. Share-based compensation expense for service-based awards that contain a graded vesting schedule is recognized net of estimated forfeitures for plan participants on a straight-line basis over the shorter of the requisite service period for the entire award or the period until reaching retirement eligibility. The non-employee director restricted share units become fully vested and transferable upon the earlier to occur of the completion of three years of service or the date the holder reaches the mandatory retirement age, as set forth in the Company's Corporate Governance Guidelines. Thus, share-based compensation expense for non-employee awards is recognized over the shorter of three years or mandatory retirement. Synovus records all tax effects associated with share-based compensation through the income statement.
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
Other investments
The other investments in which Synovus holds a limited partner interest consist of i) funds that invest in privately held companies and ii) funds previously invested in privately held companies which become publicly traded securities. Funds invested in privately held companies are classified as Level 3 and the estimated fair value of the company is the estimated fair value as an exit price the fund would receive if it were to sell the company in the marketplace. The fair value of the fund's underlying investments is estimated through the use of valuation models, such as option pricing or a discounted cash flow model. Synovus typically sells shares in any investment after initial public offering (IPO) lock-up periods have ended.
Mutual Funds
Mutual funds (including those held in rabbi trusts) primarily invest in equity and fixed income securities. Shares of mutual funds are valued based on quoted market prices and are therefore classified within Level 1 of the fair value hierarchy.
Derivative Assets and Liabilities
Fair values of interest rate lock commitments and forward commitments are estimated based on an internally developed model that uses readily observable market data such as interest rates, prices and indices to generate continuous yield or pricing curves, volatility factors, and client credit-related adjustments, subject to the anticipated loan funding probability (pull-through rate). These fair value estimates are classified as Level 2 within the valuation hierarchy.
Fair values of interest rate swaps are determined using a discounted cash flow analysis on the expected cash flows of each derivative which also includes a credit value adjustment for client swaps or provided by the clearing house, or centralized counter party (CCP), for swaps within our hedging program. An independent third-party valuation is used to verify and confirm these values, which are classified as Level 2 within the fair value hierarchy.
Valuation Methodology by Instrument - Non-recurring Basis
The following is a description of the valuation methodologies used for the major categories of financial assets and liabilities measured at fair value on a non-recurring basis.

Loans
Loans measured at fair value on a non-recurring basis consist of loans that do not share similar risk characteristics. These loans are typically collateral dependent loans that are valued using third-party appraised value of collateral less estimated selling price (Level 3).
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
At foreclosure, ORE is recorded at fair value less estimated selling costs, which establishes a new cost basis. Subsequent to foreclosure, ORE is evaluated quarterly and reported at fair value less estimated selling costs, not to exceed the new cost basis, determined by review of current appraisals, as well as the review of comparable sales and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs (Level 3). Any adjustments are recorded as a component of foreclosed real estate expense, net on the consolidated statements of income.
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
Fair Value of Financial Instruments
Cash, Cash Equivalents, and Restricted Cash
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
Recently Adopted Accounting Standards
ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs. The guidance in this ASU pertains to the shortened amortization period for certain purchased callable debt securities held at a premium, which premium is amortized to the next call date, and clarifies that each reporting period an entity should reevaluate the effective yield if there is no remaining premium or no further call dates remaining. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020. Synovus adopted ASU 2020-08 effective January 1, 2021 with no material impact to the consolidated financial statements.
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU 2019-12 to simplify and reduce complexities when accounting for income taxes by removing certain exceptions. Among the provisions of this guidance is the requirement that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020. Synovus adopted ASU 2019-12 effective January 1, 2021 with no material impact to the consolidated financial statements unless there are changes in tax law that require recognition as set forth in this guidance.
ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services - Depository and Lending (Topic 942), and Financial Services-Investment Companies (Topic 946). In August 2021, the FASB issued ASU 2021-06 which amends SEC paragraphs in the codification pursuant to SEC Final Rule Releases No. 33-10786 and No. 33-10835. These rule releases amend disclosure requirements applicable to acquisitions and dispositions of businesses and also amend statistical disclosures that banks and bank holding companies provide to investors. ASU 2021-06 eliminates disclosures that overlap with SEC rules or US GAAP. The amendments in this ASU were effective upon its addition to the FASB codification with no material effect to the consolidated financial statements
Recently Issued Accounting Standards Not Yet Adopted
2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In October 2021, the FASB issued ASU 2021-08 to address diversity in practice related to the accounting for revenue contracts with customers acquired in a business combination. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree (in accordance with ASC 606). The guidance in ASU 2021-08 should be applied prospectively to acquisitions occurring on or after the effective date. For Synovus, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in an interim period.
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

Note 2 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at December 31, 2021 and 2020 are summarized below.

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$120,465	$—	$(2,627)	$117,838
U.S. Government agency securities	53,214	1,374	(387)	54,201
Mortgage-backed securities issued by U.S. Government agencies	790,329	768	(11,464)	779,633
Mortgage-backed securities issued by U.S. Government sponsored enterprises	8,063,890	50,491	(102,080)	8,012,301
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	951,691	4,658	(16,726)	939,623
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	479,420	8,644	(6,320)	481,744
Asset-backed securities	514,188	—	—	514,188
Corporate debt securities and other debt securities	18,309	492	—	18,801
Total investment securities available for sale	$10,991,506	$66,427	$(139,604)	$10,918,329

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$20,257	$—	$—	$20,257
U.S. Government agency securities	79,638	2,682	—	82,320
Mortgage-backed securities issued by U.S. Government agencies	1,216,012	7,930	(5,925)	1,218,017
Mortgage-backed securities issued by U.S. Government sponsored enterprises	4,865,858	134,188	—	5,000,046
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	1,245,644	15,309	(10,576)	1,250,377
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	354,244	16,677	—	370,921
Corporate debt securities and other debt securities	20,211	457	(168)	20,500
Total investment securities available for sale	$7,801,864	$177,243	$(16,669)	$7,962,438

At December 31, 2021 and 2020, investment securities with a carrying value of $4.03 billion and $3.84 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2021 and December 31, 2020 are presented below.

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$49,648	$(379)	$47,590	$(2,248)	$97,238	$(2,627)
U.S. Government agency securities	21,760	(387)	—	—	21,760	(387)
Mortgage-backed securities issued by U.S. Government agencies	461,078	(5,858)	244,264	(5,606)	705,342	(11,464)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	5,729,476	(82,671)	643,758	(19,409)	6,373,234	(102,080)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	187,431	(3,981)	504,238	(12,745)	691,669	(16,726)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	146,672	(2,951)	83,533	(3,369)	230,205	(6,320)
Total	$6,596,065	$(96,227)	$1,523,383	$(43,377)	$8,119,448	$(139,604)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities issued by U.S. Government agencies	$566,896	$(5,925)	$—	$—	$566,896	$(5,925)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	803,429	(10,576)	—	—	803,429	(10,576)
Corporate debt securities and other debt securities	9,337	(168)	—	—	9,337	(168)
Total	$1,379,662	$(16,669)	$—	$—	$1,379,662	$(16,669)

As of December 31, 2021, Synovus had 143 investment securities in a loss position for less than twelve months and 37 investment securities in a loss position for twelve months or longer. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses. As such, no write-downs to the amortized cost basis of the portfolio were recorded at December 31, 2021.
At December 31, 2021, no ACL was established for investment securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. U.S. Treasury and agency securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government, an agency of the United States government, or a government sponsored enterprise.
The amortized cost and fair value by contractual maturity of investment securities available for sale at December 31, 2021 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at December 31, 2021
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$20,600	$—	$99,865	$—	$120,465
U.S. Government agency securities	756	321	52,137	—	53,214
Mortgage-backed securities issued by U.S. Government agencies	—	842	131	789,356	790,329
Mortgage-backed securities issued by U.S. Government sponsored enterprises	28	—	80,539	7,983,323	8,063,890
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	146	951,545	951,691
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	181,144	211,328	86,948	479,420
Asset-backed securities	514,188	—	—	—	514,188
Corporate debt securities and other debt securities	9,502	—	8,807	—	18,309
Total amortized cost	$545,074	$182,307	$452,953	$9,811,172	$10,991,506

Fair Value
U.S. Treasury securities	$20,600	$—	$97,238	$—	$117,838
U.S. Government agency securities	760	322	53,119	—	54,201
Mortgage-backed securities issued by U.S. Government agencies	—	870	136	778,627	779,633
Mortgage-backed securities issued by U.S. Government sponsored enterprises	28	—	83,271	7,929,002	8,012,301
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	150	939,473	939,623
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	182,821	209,311	89,612	481,744
Asset-backed securities	514,188	—	—	—	514,188
Corporate debt securities and other debt securities	9,730	—	9,071	—	18,801
Total fair value	$545,306	$184,013	$452,296	$9,736,714	$10,918,329

Gross gains and gross losses on sales of securities available for sale for the years ended December 31, 2021, 2020, and 2019 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

(in thousands)	2021	2020	2019
Gross realized gains on sales	$1,191	$85,375	$10,370
Gross realized losses on sales	(1,990)	(6,444)	(18,029)
Investment securities gains (losses), net	$(799)	$78,931	$(7,659)

Note 3 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of December 31, 2021 and December 31, 2020.

	December 31, 2021
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial, and agricultural	$11,973,974	$13,028	$3,686	$16,714	$37,918	$23,869	$12,052,475
Owner-occupied	7,493,804	3,627	59	3,686	7,146	4,050	7,508,686
Total commercial and industrial	19,467,778	16,655	3,745	20,400	45,064	27,919	19,561,161
Investment properties	9,861,303	1,285	717	2,002	3,273	2,577	9,869,155
1-4 family properties	639,631	1,182	93	1,275	4,535	28	645,469
Land and development	463,949	845	154	999	1,918	—	466,866
Total commercial real estate	10,964,883	3,312	964	4,276	9,726	2,605	10,981,490
Consumer mortgages	5,033,579	6,256	126	6,382	29,078	—	5,069,039
Home equity lines	1,269,610	2,619	—	2,619	9,760	—	1,281,989
Credit cards	296,695	1,584	1,277	2,861	—	—	299,556
Other consumer loans	2,090,806	20,369	658	21,027	6,890	—	2,118,723
Total consumer	8,690,690	30,828	2,061	32,889	45,728	—	8,769,307
Loans, net of deferred fees and costs	$39,123,351	$50,795	$6,770	$57,565	$100,518	$30,524	$39,311,958

	December 31, 2020
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial, and agricultural	$12,321,514	$10,256	$996	$11,252	$55,527	$21,859	$12,410,152
Owner-occupied	7,087,992	1,913	92	2,005	20,019	—	7,110,016
Total commercial and industrial	19,409,506	12,169	1,088	13,257	75,546	21,859	19,520,168
Investment properties	9,075,843	2,751	154	2,905	24,631	—	9,103,379
1-4 family properties	621,492	3,548	36	3,584	2,383	1,236	628,695
Land and development	591,048	422	—	422	1,899	264	593,633
Total commercial real estate	10,288,383	6,721	190	6,911	28,913	1,500	10,325,707
Consumer mortgages	5,495,415	8,851	485	9,336	8,740	—	5,513,491
Home equity lines	1,521,575	4,006	—	4,006	12,145	—	1,537,726
Credit cards	276,778	2,363	1,877	4,240	—	—	281,018
Other consumer loans	1,062,899	9,122	477	9,599	2,376	—	1,074,874
Total consumer	8,356,667	24,342	2,839	27,181	23,261	—	8,407,109
Loans, net of deferred fees and costs	$38,054,556	$43,232	$4,117	$47,349	$127,720	$23,359	$38,252,984

Interest income on non-accrual loans outstanding that would have been recorded if the loans had been current and performing in accordance with their original terms was $11.1 million and $12.6 million during the years ended December 31, 2021 and 2020, respectively. Of the interest income recognized during the years ended December 31, 2021 and 2020, cash-basis interest income was $1.8 million and $3.9 million, respectively.
Pledged Loans
Loans with carrying values of $14.19 billion and $15.05 billion, respectively, were pledged as collateral for borrowings and capacity at December 31, 2021 and 2020 respectively, to the FHLB and Federal Reserve Bank.

Portfolio Segment Risk Factors
The risk characteristics and collateral information of each portfolio segment are as follows:
Commercial and Industrial Loans - The C&I loan portfolio is comprised of general middle market and commercial banking clients across a diverse set of industries. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. These loans are secured by collateral such as business equipment, inventory, and real estate. Credit decisions on loans in the C&I portfolio are based on cash flow from the operations of the business as the primary source of repayment of the debt, with underlying real estate or other collateral being the secondary source of repayment. PPP loans, which are categorized as C&I loans and guaranteed by the SBA, were $399.6 million and $2.19 billion net of unearned fees at December 31, 2021 and 2020, respectively.
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

The following table summarizes each loan portfolio class by regulatory risk grade and origination year as of December 31, 2021 as required by CECL.

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2021	2020	2019	2018	2017	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$2,397,405	$1,332,549	$922,396	$607,918	$433,045	$903,995	$5,056,168	$42,809	$11,696,285
Special Mention	2,731	15,166	17,571	10,433	2,242	2,489	71,996	—	122,628
Substandard(1)	16,105	50,979	40,125	10,383	16,473	37,565	51,269	33	222,932
Doubtful(2)	469	—	1,601	8,512	—	—	48	—	10,630
Total commercial, financial and agricultural	2,416,710	1,398,694	981,693	637,246	451,760	944,049	5,179,481	42,842	12,052,475
Owner-occupied
Pass	1,776,086	1,276,797	1,117,825	858,721	708,942	1,150,386	437,724	—	7,326,481
Special Mention	702	19,950	4,724	10,202	18,109	36,481	—	—	90,168
Substandard(1)	7,312	1,294	8,386	43,276	6,169	25,329	—	—	91,766
Doubtful(2)	—	—	—	—	—	—	—	—	—
Loss	271	—	—	—	—	—	—	—	271
Total owner-occupied	1,784,371	1,298,041	1,130,935	912,199	733,220	1,212,196	437,724	—	7,508,686
Total commercial and industrial	4,201,081	2,696,735	2,112,628	1,549,445	1,184,980	2,156,245	5,617,205	42,842	19,561,161
Investment properties
Pass	2,823,978	1,463,503	1,905,534	1,019,765	738,036	1,284,013	278,697	—	9,513,526
Special Mention	6,163	—	32,290	63,900	59,194	44,532	33,659	—	239,738
Substandard(1)	1,465	326	8,550	57,127	3,564	23,505	21,354	—	115,891
Total investment properties	2,831,606	1,463,829	1,946,374	1,140,792	800,794	1,352,050	333,710	—	9,869,155
1-4 family properties
Pass	295,082	82,976	51,939	43,025	49,057	57,025	55,588	—	634,692
Special Mention	192	207	641	—	—	239	—	—	1,279
Substandard(1)	1,999	—	566	4,222	489	2,177	45	—	9,498
Total 1-4 family properties	297,273	83,183	53,146	47,247	49,546	59,441	55,633	—	645,469
Land and development
Pass	141,614	42,201	77,868	34,058	37,167	44,989	44,730	—	422,627
Special Mention	—	800	1,900	31,458	—	1,179	—	—	35,337
Substandard(1)	824	1,149	46	3,021	807	3,055	—	—	8,902
Total land and development	142,438	44,150	79,814	68,537	37,974	49,223	44,730	—	466,866
Total commercial real estate	3,271,317	1,591,162	2,079,334	1,256,576	888,314	1,460,714	434,073	—	10,981,490

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2021	2020	2019	2018	2017	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Consumer mortgages
Pass	$1,293,106	$1,551,510	$570,344	$216,277	$392,422	$991,080	$296	$—	$5,015,035
Substandard(1)	1,031	3,680	5,943	12,387	5,717	25,025	—	—	53,783
Loss(3)	—	—	5	—	—	216	—	—	221
Total consumer mortgages	1,294,137	1,555,190	576,292	228,664	398,139	1,016,321	296	—	5,069,039
Home equity lines
Pass	—	—	—	—	—	—	1,199,635	67,139	1,266,774
Substandard(1)	—	—	—	—	—	—	9,058	5,359	14,417
Doubtful(2)	—	—	—	—	—	—	—	—	—
Loss(3)	—	—	—	—	—	—	658	140	798
Total home equity lines	—	—	—	—	—	—	1,209,351	72,638	1,281,989
Credit cards
Pass	—	—	—	—	—	—	298,287	—	298,287
Substandard(1)	—	—	—	—	—	—	521	—	521
Loss(4)	—	—	—	—	—	—	748	—	748
Total credit cards	—	—	—	—	—	—	299,556	—	299,556
Other consumer loans									—
Pass	654,818	709,077	127,131	50,007	86,175	97,780	385,308	—	2,110,296
Substandard(1)	668	1,550	2,064	1,308	1,892	750	175	—	8,407
Loss	—	—	—	—	—	20	—	—	20
Total other consumer loans	655,486	710,627	129,195	51,315	88,067	98,550	385,483	—	2,118,723
Total consumer	1,949,623	2,265,817	705,487	279,979	486,206	1,114,871	1,894,686	72,638	8,769,307
Loans, net of deferred fees and costs	$9,422,021	$6,553,714	$4,897,449	$3,086,000	$2,559,500	$4,731,830	$7,945,964	$115,480	$39,311,958

(1)    The majority of loans within Substandard risk grade are accruing loans at December 31, 2021.
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

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2020	2019	2018	2017	2016	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$3,819,048	$1,333,460	$847,283	$582,612	$551,413	$633,871	$4,102,751	$49,762	$11,920,200
Special Mention	63,307	40,618	12,723	22,070	1,665	5,545	60,741	489	207,158
Substandard(1)	28,698	36,618	24,867	36,072	12,808	35,172	84,498	514	259,247
Doubtful(2)	—	3,721	19,778	—	—	—	48	—	23,547
Total commercial, financial and agricultural	3,911,053	1,414,417	904,651	640,754	565,886	674,588	4,248,038	50,765	12,410,152
Owner-occupied
Pass	1,321,680	1,275,435	1,131,183	982,056	555,932	1,297,070	349,566	—	6,912,922
Special Mention	6,170	9,995	10,682	14,138	1,582	13,768	—	—	56,335
Substandard(1)	2,570	22,793	42,615	26,033	7,316	29,794	—	—	131,121
Doubtful(2)	—	—	9,638	—	—	—	—	—	9,638
Total owner-occupied	1,330,420	1,308,223	1,194,118	1,022,227	564,830	1,340,632	349,566	—	7,110,016
Total commercial and industrial	5,241,473	2,722,640	2,098,769	1,662,981	1,130,716	2,015,220	4,597,604	50,765	19,520,168
Investment properties
Pass	1,055,440	2,126,667	1,999,345	1,091,880	483,780	1,301,088	229,044	—	8,287,244
Special Mention	1,482	66,160	176,794	136,004	138,362	129,401	55,440	—	703,643
Substandard(1)	1,007	4,770	24,476	19,820	21,875	40,509	35	—	112,492
Total investment properties	1,057,929	2,197,597	2,200,615	1,247,704	644,017	1,470,998	284,519	—	9,103,379
1-4 family properties
Pass	197,320	95,145	70,267	88,454	38,729	97,374	27,657	—	614,946
Special Mention	402	—	508	109	786	118	—	—	1,923
Substandard(1)	1,527	653	4,312	1,141	554	2,299	1,340	—	11,826
Total 1-4 family properties	199,249	95,798	75,087	89,704	40,069	99,791	28,997	—	628,695
Land and development
Pass	84,985	173,302	83,734	92,911	12,249	76,380	53,250	—	576,811
Special Mention	857	1,995	2,866	282	—	1,332	636	—	7,968
Substandard(1)	1,229	425	4,664	915	136	1,485	—	—	8,854
Total land and development	87,071	175,722	91,264	94,108	12,385	79,197	53,886	—	593,633
Total commercial real estate	1,344,249	2,469,117	2,366,966	1,431,516	696,471	1,649,986	367,402	—	10,325,707

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2020	2019	2018	2017	2016	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Consumer mortgages
Pass	$1,871,512	$874,769	$425,711	$678,255	$685,810	$965,382	$1,040	$—	$5,502,479
Substandard(1)	33	961	748	889	866	7,224	—	—	10,721
Loss(3)	—	—	—	—	—	291	—	—	291
Total consumer mortgages	1,871,545	875,730	426,459	679,144	686,676	972,897	1,040	—	5,513,491
Home equity lines
Pass	—	—	—	—	—	—	1,429,755	90,832	1,520,587
Substandard(1)	—	—	—	—	—	—	9,698	5,996	15,694
Doubtful(2)	—	—	—	—	—	—	—	19	19
Loss(3)	—	—	—	—	—	—	1,283	143	1,426
Total home equity lines	—	—	—	—	—	—	1,440,736	96,990	1,537,726
Credit cards
Pass	—	—	—	—	—	—	279,142	—	279,142
Substandard(1)	—	—	—	—	—	—	595	—	595
Loss(4)	—	—	—	—	—	—	1,281	—	1,281
Total credit cards	—	—	—	—	—	—	281,018	—	281,018
Other consumer loans									—
Pass	252,160	190,820	89,187	100,459	80,365	61,040	297,637	—	1,071,668
Substandard(1)	19	762	262	1,195	121	585	227	—	3,171
Loss	—	—	—	—	—	35	—	—	35
Total other consumer loans	252,179	191,582	89,449	101,654	80,486	61,660	297,864	—	1,074,874
Total consumer	2,123,724	1,067,312	515,908	780,798	767,162	1,034,557	2,020,658	96,990	8,407,109
Loan, net of deferred fees and costs	$8,709,446	$6,259,069	$4,981,643	$3,875,295	$2,594,349	$4,699,763	$6,985,664	$147,755	$38,252,984

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
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the years ended December 31, 2021 and 2020.

Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the years ended December 31, 2021, 2020, and 2019. On January 1, 2020, Synovus adopted ASC 326, which replaced the existing incurred loss methodology with an expected credit loss methodology (referred to as CECL). Under the incurred loss methodology, reserves for credit losses were recognized only when the losses were probable or had been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for more information on Synovus' adoption of CECL.
For the year ended December 31, 2021, Synovus had no significant transfers to loans held for sale. For the year ended December 31, 2020, Synovus reversed a net amount of $18.3 million in previously established reserves for credit losses associated with net transfers to held for sale of $1.43 billion in performing loans, primarily related to third-party single-service consumer loans and non-relationship consumer mortgages. For the year ended December 31, 2019, Synovus had no significant transfers to loans held for sale.

	As of and For The Year Ended December 31, 2021
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$229,555	$130,742	$245,439	$605,736
Charge-offs	(59,457)	(15,392)	(30,383)	(105,232)
Recoveries	9,734	7,444	10,266	27,444
Provision for (reversal of) loan losses	8,532	(25,034)	(83,849)	(100,351)
Ending balance	$188,364	$97,760	$141,473	$427,597

	As of and For The Year Ended December 31, 2020
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance, prior to adoption of ASC 326	$145,782	$67,430	$68,190	$281,402
Impact from adoption of ASC 326	(2,310)	(651)	85,955	82,994
Beginning balance, after adoption of ASC 326	$143,472	$66,779	$154,145	$364,396
Charge-offs	(76,260)	(13,213)	(29,789)	(119,262)
Recoveries	13,544	2,857	8,149	24,550
Provision for (reversal of) loan losses	148,799	74,319	112,934	336,052
Ending balance	$229,555	$130,742	$245,439	$605,736

	As of and For The Year Ended December 31, 2019
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$133,123	$68,796	$48,636	$250,555
Charge-offs	(49,572)	(5,540)	(24,023)	(79,135)
Recoveries	7,827	8,618	5,078	21,523
Provision for (reversal of) loan losses	53,665	(4,444)	38,499	87,720
Transfer of unfunded commitment reserve	739	—	—	739
Ending balance	$145,782	$67,430	$68,190	$281,402

The ALL of $427.6 million and the reserve for unfunded commitments of $41.9 million, which is recorded in other liabilities, comprise the total ACL of $469.5 million at December 31, 2021. The ACL decreased $184.0 million compared to the December 31, 2020 ACL of $653.5 million, which consisted of an ALL of $605.7 million and the reserve for unfunded commitments of $47.8 million. The ACL to loans coverage ratio of 1.19% at December 31, 2021 was 52 bps lower compared to December 31, 2020.

The reduction in the overall ACL is due to the notable improvement in the economic environment compared to December 31, 2020 as evidenced by the decrease in the unemployment rate from 6.7% at the end of 2020 to 3.9% at December 31, 2021. Likewise, our economic and credit outlook have progressed substantially compared to 2020. The factors reducing the ACL were partially offset by purchases of $1.62 billion of third-party lending loans as well as net organic loan growth in 2021, requiring additional reserves of $38.6 million.
The ACL is estimated using a two-year reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reverts on a straight-line basis back to the historical rates over a one-year period. Synovus utilizes multiple economic forecast scenarios sourced from a reputable third-party provider and probability-weighted internally. The scenarios include a baseline forecast, an upside scenario reflecting an accelerated recovery, a downside scenario that reflects adverse economic conditions, and an additional adverse scenario that assumes consistent slow growth that is less optimistic than the baseline. At December 31, 2021, economic scenario weights incorporated a 43% downside bias. The baseline outlook used in the December 31, 2021 estimate showed stable economic conditions with the unemployment rate at 3.7% by the end of 2022 compared to a baseline forecast from December 31, 2020 that still represented recessionary conditions.

TDRs
Information about Synovus' TDRs is presented in the following tables. Synovus began entering into loan modifications with borrowers in response to the COVID-19 pandemic, some of which have not been classified as TDRs, and therefore are not included in the discussion below. The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the years ended December 31, 2021, 2020, and 2019 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Year Ended December 31, 2021
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial, and agricultural	152	$12,746	$8,096	$20,842
Owner-occupied	24	5,908	868	6,776
Total commercial and industrial	176	18,654	8,964	27,618
Investment properties	9	3,130	—	3,130
1-4 family properties	13	1,131	123	1,254
Land and development	8	1,948	60	2,008
Total commercial real estate	30	6,209	183	6,392
Consumer mortgages	18	2,512	1,006	3,518
Home equity lines	55	4,991	258	5,249
Other consumer loans	103	435	5,720	6,155
Total consumer	176	7,938	6,984	14,922
Loans, net of deferred fees and costs	382	$32,801	$16,131	$48,932	(2)

	Year Ended December 31, 2020
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial, and agricultural	152	$10,939	$11,912	$22,851
Owner-occupied	22	4,536	1,530	6,066
Total commercial and industrial	174	15,475	13,442	28,917
Investment properties	9	29,679	1,420	31,099
1-4 family properties	22	1,769	1,105	2,874
Land and development	4	606	—	606
Total commercial real estate	35	32,054	2,525	34,579
Consumer mortgages	23	1,866	2,789	4,655
Home equity lines	63	1,970	2,530	4,500
Other consumer loans	57	1,185	2,779	3,964
Total consumer	143	5,021	8,098	13,119
Loans, net of deferred fees and costs	352	$52,550	$24,065	$76,615	(3)

TDRs by Concession Type (continued)
	Year Ended December 31, 2019
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial, and agricultural	127	$9,042	$9,873	$18,915
Owner-occupied	22	9,017	861	9,878
Total commercial and industrial	149	18,059	10,734	28,793
Investment properties	8	1,548	—	1,548
1-4 family properties	18	2,182	643	2,825
Land and development	8	1,187	30	1,217
Total commercial real estate	34	4,917	673	5,590
Consumer mortgages	18	1,587	1,361	2,948
Home equity lines	70	3,024	2,522	5,546
Other consumer loans	109	1,712	5,270	6,982
Total consumer	197	6,323	9,153	15,476
Loans, net of deferred fees and costs	380	$29,299	$20,560	$49,859	(4)

(1)    Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the years ended December 31, 2021, 2020, and 2019.
(2)    No charge-offs were recorded during the year ended December 31, 2021 upon restructuring of these loans.
(3)    No charge-offs were recorded during the year ended December 31, 2020 upon restructuring of these loans.
(4)    No charge-offs were recorded during the year ended December 31, 2019 upon restructuring of these loans.
For the years ended December 31, 2021, 2020 and 2019, there were eight defaults with a recorded investment of $978 thousand, seven defaults with a recorded investment of $21.7 million, and four defaults with a recorded investment of $326 thousand, respectively, on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments). As of December 31, 2021 and 2020, there were no commitments to lend a material amount of additional funds to any client~~s~~ whose loans were classified as TDR~~s~~.

Note 4 - Premises, Equipment and Software
Premises, equipment and software at December 31, 2021 and 2020 consist of the following:

(in thousands)	2021	2020
Land	$104,768	$113,828
Buildings and improvements	361,593	407,735
Leasehold improvements	55,098	53,174
Furniture, equipment and software	441,091	481,560
Construction in progress	18,918	13,052
Total premises, equipment and software	981,468	1,069,349
Less: Accumulated depreciation and amortization	(574,227)	(605,390)
Net premises, equipment and software	$407,241	$463,959

Net premises, equipment, and software included $2.2 million and $3.4 million related to net finance leases at December 31, 2021 and 2020, respectively. Depreciation and amortization expense for the years ended December 31, 2021, 2020, and 2019 totaled $50.5 million, $51.6 million, and $49.2 million, respectively.
During the years ended December 31, 2021 and 2020, Synovus transferred premises with a net book value of $33.4 million, including $17.6 million of real estate related to our headquarters in Columbus, and $7.0 million, respectively, to other properties held for sale, a component of other assets.
Note 5 - Goodwill and Other Intangible Assets
Goodwill allocated to each reporting unit at December 31, 2021 and December 31, 2020 is presented as follows:

(in thousands)	Community Banking Reporting Unit	Wholesale Banking Reporting Unit	Consumer Mortgage Reporting Unit	Wealth Management Reporting Unit	Total
Balance as of December 31, 2019	$256,323	$171,636	$44,877	$24,431	$497,267
Goodwill impairment	—	—	(44,877)	—	(44,877)
Balance as of December 31, 2020	$256,323	$171,636	$—	$24,431	$452,390
Change in goodwill	—	—	—	—	—
Balance as of December 31, 2021	$256,323	$171,636	$—	$24,431	$452,390

Goodwill is evaluated for impairment on an annual basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). During the fourth quarter of 2021, Synovus completed its annual goodwill impairment evaluation applying ASC 350-20-35-3A Goodwill Subsequent Measurement - Qualitative Assessment Approach and concluded that goodwill was not impaired. During 2020, Synovus recorded a $44.9 million goodwill impairment charge representing all of the goodwill allocated to the Consumer Mortgage reporting unit resulting from a combination of factors, including the extended duration of lower market valuations, high volumes in refinance activity that reduced mortgage yields, and the clarity around the FOMC's longer term policy actions designed to keep interest rates low.
The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of December 31, 2021 and 2020, which primarily consist of core deposit intangible assets. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. Aggregate other intangible assets amortization expense for the years ended December 31, 2021, 2020, and 2019 was $9.5 million, $10.6 million, and $11.6 million, respectively, and is included in amortization of intangibles expense within non-interest expense.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2021
CDI	$57,400	$(28,178)	$29,222
Other	12,500	(6,126)	6,374
Total other intangible assets	$69,900	$(34,304)	$35,596
December 31, 2020
CDI	57,400	(19,829)	$37,571
Other	12,500	(4,959)	7,541
Total other intangible assets	$69,900	$(24,788)	$45,112

The estimated amortization expense of other intangible assets for the next five years is as follows:

(in thousands)	Amortization Expense
2022	$8,472
2023	7,429
2024	6,366
2025	5,266
2026	4,195

Note 6 - Other Assets
Significant balances included in other assets at December 31, 2021 and 2020 are presented below.

(in thousands)	2021	2020
Investments in tax credits, CRA partnerships, and other investments	$426,137	$262,855
ROU assets	411,472	380,380
Derivative asset positions	191,708	401,295
Deferred tax asset, net	169,051	130,848
Federal Reserve Bank and FHLB Stock	159,941	157,520
Accrued interest receivable	145,659	177,865
Accounts receivable	81,325	88,286
Mutual funds and mutual funds held in rabbi trusts	43,657	37,650
Prepaid expense	42,874	45,088
MPS receivable(1)	15,320	15,575
Other investments	12,185	1,021
Other real estate	11,818	1,819
Trading account assets, at fair value	8,391	10,880
Miscellaneous other assets	70,660	49,517
Total other assets	$1,790,198	$1,760,599

(1)    See "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Commitments and Contingencies" in this Report for more information on this receivable which is classified as a NPA.
Note 7 - Deposits
A summary of interest-bearing deposits at December 31, 2021 and 2020 is presented below.

(in thousands)	2021	2020
Interest-bearing demand deposits(1)	$9,321,611	$8,838,710
Money market accounts(1)	16,364,338	15,277,829
Savings accounts	1,420,647	1,168,672
Time deposits(1)	3,093,027	4,358,100
Brokered deposits	2,835,000	3,570,406
Total interest-bearing deposits	$33,034,623	$33,213,717

(1)    Excluding brokered deposits
The aggregate amount of time deposits of $250,000 or more was $1.33 billion at December 31, 2021 and $1.80 billion at December 31, 2020.
The following table presents contractual maturities of all time deposits, including brokered time deposits, at December 31, 2021.

(in thousands)
Maturing within one year	$3,025,020
Between 1 - 2 years	789,274
2 - 3 years	171,042
3 - 4 years	79,903
4 - 5 years	41,967
Thereafter	10,269
Total	$4,117,475

Note 8 - Long-term Debt
Long-term debt at December 31, 2021 and 2020 is presented in the following table:

(dollars in thousands)	2021	2020
Parent Company:
3.125% senior notes, due November 1, 2022, $300.0 million par value with semi-annual interest payments and principal to be paid at maturity	$299,479	$298,853
5.90% Fixed-to-Fixed Rate Subordinated Notes issued February 7, 2019, due February 7, 2029, subject to redemption prior to February 7, 2029: $300.0 million par value with semi-annual interest payments at 5.90% for the first five years and semi-annual payments thereafter at a fixed rate of 3.379% above the 5-Year Mid-Swap Rate as of the reset date	297,855	297,553
LIBOR + 1.80% junior subordinated debentures, due June 15, 2035, $10.0 million par value with quarterly interest payments and principal to be paid at maturity (rate of 2.00% at December 31, 2021 and 2.02% at December 31, 2020)	10,000	10,000
Total long-term debt — Parent Company	$607,334	$606,406
Synovus Bank:
2.289% Fixed-to-Floating Rate Senior Bank Notes issued February 12, 2020, due February 10, 2023, subject to redemption on February 10, 2022: $400.0 million par value with semi-annual interest payments at 2.289% for the first two years and quarterly payments thereafter at an adjustable rate equal to the then-current SOFR + 94.5 bps per annum(1)	$399,269	$398,594
4.00% Fixed-to-Fixed Rate Subordinated Bank Notes issued October 29, 2020, due October 29, 2030, $200.0 million par value with semi-annual interest payments at 4.00% for the first five years and semi-annual payments thereafter at a fixed rate of 3.625% above the 5-Year U.S. Treasury Rate	197,626	197,349
FRB PPP Lending Facility	—	145
Total long-term debt — Synovus Bank	596,895	596,088
Total long-term debt	$1,204,229	$1,202,494

(1)    Subsequent to December 31, 2021, Synovus Bank called these Notes and settled them on February 10, 2022 with a net payment of $405.3 million that included principal, interest, and written off debt issuance costs. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Subsequent Event" in this Report for more information.
The provisions of the indentures governing Synovus’ long-term debt contain certain restrictions within specified limits on mergers, sales of all or substantially all of Synovus' assets and limitations on sales and issuances of voting stock of subsidiaries and Synovus’ ability to pay dividends on its capital stock if there is an event of default under the applicable indenture. As of December 31, 2021 and 2020, Synovus and its subsidiaries were in compliance with the covenants in these agreements.
Contractual annual principal payments on long-term debt for the next five years and thereafter are shown in the following table. These maturities are based upon the par value of the long-term debt.

(in thousands)	Parent Company	Synovus Bank		Total
2022	$300,000	$—		$300,000
2023	—	400,000	(1)	400,000
2024	—	—		—
2025	—	—		—
2026	—	—		—
Thereafter	310,000	200,000		510,000
Total	$610,000	$600,000		$1,210,000

(1)    Subsequent to December 31, 2021, Synovus Bank called these Notes and settled them on February 10, 2022 with a net payment of $405.3 million that included principal, interest, and written off debt issuance costs. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 19 - Subsequent Event" in this Report for more information.

Note 9 - Shareholders' Equity and Other Comprehensive Income
The following table shows the changes in shares of preferred and common stock issued and common stock held as treasury shares for the years ended December 31, 2021, 2020, and 2019.

(shares in thousands)	Series D Preferred Stock Issued	Series E Preferred Stock Issued	Total Preferred Stock Issued	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at December 31, 2018	8,000	—	8,000	143,300	27,434	115,866
FCB acquisition:
Issuance of common stock for acquisition	—	—	—	22,043	—	22,043
Common stock reissued	—	—	—	—	(27,434)	27,434
Warrants exercised and common stock reissued	—	—	—	—	(260)	260
Issuance of preferred stock	—	14,000	14,000	—	—	—
Issuance of common stock for earnout payment	—	—	—	344	—	344
Restricted share unit activity	—	—	—	302	—	302
Stock options exercised	—	—	—	812	—	812
Repurchase of common stock	—	—	—	—	19,903	(19,903)
Balance at December 31, 2019	8,000	14,000	22,000	166,801	19,643	147,158
Issuance of common stock for earnout payment	—	—	—	379	—	379
Restricted share unit activity	—	—	—	389	—	389
Stock options exercised	—	—	—	564	—	564
Repurchase of common stock	—	—	—	—	450	(450)
Balance at December 31, 2020	8,000	14,000	22,000	168,133	20,093	148,040
Warrants exercised and common stock reissued	—	—	—	—	(3)	3
Common stock reissued for earnout payment	—	—	—	—	(125)	125
Restricted share unit activity	—	—	—	355	—	355
Stock options exercised	—	—	—	896	—	896
Repurchase of common stock	—	—	—	—	4,409	(4,409)
Balance at December 31, 2021	8,000	14,000	22,000	169,384	24,374	145,010

Preferred Stock
The following table presents a summary of Preferred Stock as of December 31, 2021, 2020, and 2019.

	Issuance Date	Public Offering Amount		Net Proceeds		Earliest Redemption Date	Dividend Rate(1)		Liquidation Preference
Series D	June 21, 2018	$200.0	million	$195.1	million	June 21, 2023	6.300%	(2)	$25 per share
Series E	July 1, 2019	$350.0	million	$342.0	million	July 1, 2024	5.875%	(3)	$25 per share

(1)     Dividends on all series of Preferred Stock are non-cumulative and, if declared, will accrue and be payable in arrears, quarterly.
(2)     Dividends, if declared, will be paid quarterly at a rate per annum equal to 6.300% for each dividend period from the original issue date to, but excluding, June 21, 2023. From and including June 21, 2023, the dividend rate will change to a floating rate equal to the three-month LIBOR plus a spread of 3.352% per annum.
(3)     Dividends, if declared, will be paid quarterly at a rate per annum equal to 5.875% for each dividend period from the original issue date to, but excluding, July 1, 2024. From and including July 1, 2024, the dividend rate will change and reset every five years on July 1 at a rate equal to the five-year U.S. Treasury Rate plus 4.127% per annum.
All series of Preferred Stock are redeemable at Synovus' option in whole or in part, from time to time, on the earliest redemption date or any subsequent reset date, or in whole but not in part, at any time within 90 days following a regulatory capital treatment event, in each case, at a redemption price equal to $25 per share, plus any declared and unpaid dividends, without accumulation of any undeclared dividends. All series of Preferred Stock have no preemptive or conversion rights. Except in limited circumstances, all series of Preferred Stock do not have any voting rights.

Common Stock
Repurchases of Common Stock
During 2021, Synovus repurchased $199.9 million, or 4.4 million shares, of common stock through open market transactions under the share repurchase program announced on January 26, 2021.
During 2020, Synovus repurchased $16.2 million, or 450 thousand shares, of common stock through open market transactions under the share repurchase program announced on January 24, 2020.
During 2019, Synovus repurchased $725.0 million, or 19.9 million shares, of common stock through open market transactions under the $725.0 million repurchase program, with $400.0 million authorized during the fourth quarter of 2018 for execution in 2019 and $325.0 million authorized in 2019.
Accumulated Other Comprehensive Income (Loss)
The following table illustrates activity within the balances in AOCI by component, and is shown for the years ended December 31, 2021, 2020, and 2019.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net Unrealized Gains (Losses) on Investment Securities Available for Sale(1)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Post-Retirement Unfunded Health Benefit	Total
Balance at December 31, 2018	$(83,179)	$(12,137)	$896	$(94,420)
Other comprehensive income (loss) before reclassifications	161,170	(6,350)	(378)	154,442
Amounts reclassified from accumulated other comprehensive income (loss)	5,675	—	(56)	5,619
Net current period other comprehensive income (loss)	166,845	(6,350)	(434)	160,061
Balance at December 31, 2019	$83,666	$(18,487)	$462	$65,641
Other comprehensive income (loss) before reclassifications	80,491	73,502	—	153,993
Amounts reclassified from accumulated other comprehensive income (loss)	(58,488)	(2,049)	(462)	(60,999)
Net current period other comprehensive income (loss)	22,003	71,453	(462)	92,994
Balance at December 31, 2020	$105,669	$52,966	$—	$158,635
Other comprehensive income (loss) before reclassifications	(174,246)	(57,705)	—	(231,951)
Amounts reclassified from accumulated other comprehensive income (loss)	597	(9,602)	—	(9,005)
Net current period other comprehensive income (loss)	(173,649)	(67,307)	—	(240,956)
Balance at December 31, 2021	$(67,980)	$(14,341)	$—	$(82,321)

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
Note 10 - Regulatory Capital
Synovus and Synovus Bank are each subject to regulatory capital requirements administered by the federal banking agencies under Basel III. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Specific capital levels that involve quantitative measures of both on- and off-balance sheet items as calculated under regulatory capital guidelines must be met. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Additionally, regulatory capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios in order to avoid restrictions on capital distributions and discretionary bonuses. Management currently believes, based on internal capital analyses and earnings projections, that Synovus' and Synovus Bank’s capital positions are each adequate to meet regulatory minimum capital requirements inclusive of the capital conservation buffer.

Synovus Bank is also required to maintain certain capital levels, and not be subject to any written agreement, order, capital directive, or prompt corrective action directive requiring it to meet and maintain a specific capital level for any capital measure, in order to be considered a well-capitalized institution as defined by federal prompt corrective action banking regulations.
The following table summarizes regulatory capital information at December 31, 2021 and 2020 for Synovus and Synovus Bank.

	Actual Capital		Minimum Requirement For Capital Adequacy(1)		To Be Well-Capitalized Under Prompt Corrective Action Provisions(2)
(dollars in thousands)	2021	2020	2021	2020	2021	2020
Synovus Financial Corp.
CET1 capital	$4,388,618	$4,034,865	$2,079,435	$1,879,551	N/A	N/A
Tier 1 risk-based capital	4,925,763	4,572,010	2,772,581	2,506,068	N/A	N/A
Total risk-based capital	5,827,196	5,604,230	3,696,774	3,341,425	N/A	N/A
CET1 capital ratio	9.50%	9.66%	4.50%	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	10.66	10.95	6.00	6.00	N/A	N/A
Total risk-based capital ratio	12.61	13.42	8.00	8.00	N/A	N/A
Leverage ratio	8.72	8.50	4.00	4.00	N/A	N/A
Synovus Bank
CET1 capital	$4,998,698	$4,641,711	$2,076,515	$1,880,757	$2,999,410	$2,716,650
Tier 1 risk-based capital	4,998,698	4,641,711	2,768,686	2,507,677	3,691,581	3,343,569
Total risk-based capital	5,587,757	5,361,611	3,691,581	3,343,569	4,614,477	4,176,461
CET1 capital ratio	10.83%	11.11%	4.50%	4.50%	6.50%	6.50%
Tier 1 risk-based capital ratio	10.83	11.11	6.00	6.00	8.00	8.00
Total risk-based capital ratio	12.11	12.83	8.00	8.00	10.00	10.00
Leverage ratio	8.86	8.73	4.00	4.00	5.00	5.00

(1)    The additional capital conservation buffer in effect is 2.5%.
(2)    The prompt corrective action provisions are applicable at the bank level only.
Note 11 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the years ended December 31, 2021, 2020, and 2019. Diluted net income per common share incorporates the potential impact of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock.

	Years Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Net income	$760,467	$373,695	$563,780
Less: Preferred stock dividends	33,163	33,163	22,881
Net income available to common shareholders	$727,304	$340,532	$540,899
Weighted average common shares outstanding	147,041	147,415	154,331
Effect of dilutive outstanding equity-based awards, warrants, and earnout payments	1,454	795	1,727
Weighted average diluted common shares	148,495	148,210	156,058
Net income per common share, basic	$4.95	$2.31	$3.50
Net income per common share, diluted	$4.90	$2.30	$3.47

For the years ended December 31, 2021, 2020, and 2019, there were 21 thousand, 602 thousand, and 40 thousand, respectively, potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.

Note 12 - Fair Value Accounting
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of December 31, 2021 and 2020.

	December 31, 2021				December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	$197	$—	$197	$—	$10,185	$—	$10,185
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	671	—	671	—	158	—	158
Other mortgage-backed securities	—	—	—	—	—	178	—	178
State and municipal securities	—	560	—	560	—	176	—	176
Asset-backed securities	—	6,963	—	6,963	—	183	—	183
Total trading securities	$—	$8,391	$—	$8,391	$—	$10,880	$—	$10,880
Investment securities available for sale:
U.S. Treasury securities	$117,838	$—	$—	$117,838	$20,257	$—	$—	$20,257
U.S. Government agency securities	—	54,201	—	54,201	—	82,320	—	82,320
Mortgage-backed securities issued by U.S. Government agencies	—	779,633	—	779,633	—	1,218,017	—	1,218,017
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	8,012,301	—	8,012,301	—	5,000,046	—	5,000,046
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	939,623	—	939,623	—	1,250,377	—	1,250,377
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	481,744	—	481,744	—	370,921	—	370,921
Asset-backed securities	—	514,188	—	514,188	—	—	—	—
Corporate debt securities and other debt securities	—	18,801	—	18,801	—	18,479	2,021	20,500
Total investment securities available for sale	$117,838	$10,800,491	$—	$10,918,329	$20,257	$7,940,160	$2,021	$7,962,438
Mortgage loans held for sale	—	108,198	—	108,198	—	216,647	—	216,647
Other investments	—	—	12,185	12,185	—	—	1,021	1,021
Mutual funds and mutual funds held in rabbi trusts	43,657	—	—	43,657	37,650	—	—	37,650
GGL/SBA loans servicing asset	—	—	3,233	3,233	—	—	3,258	3,258
Derivative assets	—	191,708	—	191,708	—	401,295	—	401,295
Liabilities
Trading liability for short positions	$—	$200	$—	$200	$—	$7,717	$—	$7,717
Mutual fund held in rabbi trusts	27,205	—	—	27,205	20,752	—	—	20,752
Earnout liability	—	—	—	—	—	—	5,677	5,677
Derivative liabilities	—	95,067	3,535	98,602	—	155,119	2,048	157,167

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

	Years Ended December 31,
(in thousands)	2021	2020	2019
Changes in fair value included in net income:
Mortgage loans held for sale	$(3,942)	$3,400	$1,675
Mortgage loans held for sale:
Fair value	108,198	216,647	115,173
Unpaid principal balance	105,785	210,292	112,218
Fair value less aggregate unpaid principal balance	$2,413	$6,355	$2,955

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
During 2021 and 2020, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy.

	2021
(in thousands)	Investment Securities Available for Sale	Other Investments	GGL/SBA Loans Servicing Asset	Earnout Liability	Visa Derivative Liability
Beginning balance	$2,021	$1,021	$3,258	$(5,677)	$(2,048)
Total gains (losses) realized/unrealized:
Included in earnings	—	1,164	(1,339)	(507)	(2,656)
Sales	(2,021)	—	—	—	—
Additions	—	10,000	—	—	—
Settlements	—	—	1,314	6,184	1,169
Ending balance	$—	$12,185	$3,233	$—	$(3,535)
Total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2021	$—	$1,164	$—		$(2,656)

	2020
(in thousands)	Investment Securities Available for Sale	Other Investments	GGL/SBA Loans Servicing Asset	Earnout Liability	Visa Derivative Liability
Beginning balance	$2,105	$3,887	$3,040	$(11,016)	$(2,339)
Total gains (losses) realized/unrealized:
Included in earnings	—	(2,866)	(1,000)	(4,908)	(890)
Unrealized gains (losses) included in other comprehensive income	(84)	—	—	—	—
Additions	—	—	1,218	—	—
Settlements	—	—	—	10,247	1,181
Ending balance	$2,021	$1,021	$3,258	$(5,677)	$(2,048)
Total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2020	$—	$(2,866)	$—	$(4,908)	$(890)

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

			December 31, 2021		December 31, 2020
(dollars in thousands)	Valuation Technique	Significant Unobservable Input	Level 3 Fair Value	Rate/Range	Level 3 Fair Value	Rate/Range
Assets measured at fair value on a recurring basis

Investment Securities Available for Sale:
Corporate debt and other debt securities trust preferred security	Discounted cash flow analysis	Discount rate Forecasted average Prime reset rate	$—	N/A	$2,021	4.96% 4.06%
Other investments	Individual analysis of each investee company	Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies	$12,185	N/A	$1,021	N/A
GGL/SBA loans servicing asset	Discounted cash flow analysis	Discount rate Prepayment speeds	$3,233	8.55% 18.50%	$3,258	10.79% 18.81%
Earnout liability	Option pricing methods and Monte Carlo simulation	Financial projections of Global One through June 30, 2021	$—	N/A	$5,677	N/A
Visa derivative liability	Discounted cash flow analysis	Estimated timing of resolution of Covered Litigation and future cumulative deposits to the litigation escrow for settlement of the Covered Litigation	$3,535	0-1.8 years (3Q 2023)	$2,048	0-1.8 years (3Q 2022)

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

	December 31, 2021				December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans(1)	$—	$—	$19,482	$19,482	$—	$—	$44,802	$44,802
Other real estate	—	—	270	270	—	—	860	860
MPS receivable	—	—	—	—	—	—	15,575	15,575
Other assets held for sale	—	—	1,256	1,256	—	—	2,354	2,354

	Years Ended December 31,
(in thousands)	2021	2020	Location in Consolidated Statements of Income
Loans(1)	$27,613	$21,927	Provision for credit losses
Other real estate	120	200	Other operating expense
MPS receivable	—	2,663	Other operating expense
Other assets held for sale	462	2,292	Other operating expense

(1) Collateral-dependent loans that are written down to fair value of collateral.
The table below provides an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure financial instruments that are classified within Level 3 of the valuation hierarchy and are measured at fair value on a non-recurring basis.

			December 31, 2021	December 31, 2020
	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)	Range (Weighted Average)(1)
Assets measured at fair value on a non-recurring basis

Loans	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value Estimated selling costs	0%-71% (48%) 0%-10% (7%)	0%-39% (25%) 0%-7% (7%)
Loans held for sale	Analysis of anticipated market prices for similar assets less estimated selling costs	Market price analysis for similar assets Estimated selling costs	N/A	N/A
Other real estate	Third-party appraised value of real estate less estimated selling costs	Discount to appraised value Estimated selling costs	0%-48% (24%) 0%-10% (7%)	0%-23% (12%) 0%-10% (7%)
MPS receivable(2)	Third-party appraised value of business less estimated selling costs	Discount to appraised value Estimated selling costs	N/A	N/A
Other assets held for sale	Third-party appraised value less estimated selling costs or BOV	Discount to appraised value Estimated selling costs	0%-51% (20%) 0%-10% (7%)	0%-66% (45%) 0%-10% (7%)

(1)    The weighted average is the measure of central tendencies; it is not the value that management is using for the asset or liability.
(2)    See "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Commitments and Contingencies" of this Report for more information on this receivable which was classified as a NPA at December 31, 2021 and 2020.
Fair Value of Financial Instruments
The following table present~~s~~ the carrying and estimated fair values of financial instruments at December 31, 2021 and 2020. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for a description of how fair value measurements are determined.

	December 31, 2021
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$3,009,853	$3,009,853	$3,009,853	$—	$—
Trading securities	8,391	8,391	—	8,391	—
Investment securities available for sale	10,918,329	10,918,329	117,838	10,800,491	—
Loans held for sale	750,642	749,980	—	108,198	641,782
Other investments	12,185	12,185	—	—	12,185
Mutual funds and mutual funds held in rabbi trusts	43,657	43,657	43,657	—	—
Loans, net of deferred fees and costs	38,884,361	39,118,275	—	—	39,118,275
GGL/SBA loans servicing asset	3,233	3,233	—	—	3,233
FRB and FHLB stock	159,941	159,941	—	159,941	—
Derivative assets	191,708	191,708	—	191,708	—
Financial Liabilities
Non-interest-bearing deposits	$16,392,653	$16,392,653	$—	$16,392,653	$—
Non-time interest-bearing deposits	28,917,148	28,917,148	—	28,917,148	—
Time deposits	4,117,475	4,125,673	—	4,125,673	—
Total deposits	$49,427,276	$49,435,474	$—	$49,435,474	$—
Securities sold under repurchase agreements	264,133	264,133	264,133	—	—
Trading liability for short positions	200	200	—	200	—
Long-term debt	1,204,229	1,243,147	—	1,243,147	—
Mutual fund held in rabbi trusts	27,205	27,205	27,205	—	—
Derivative liabilities	98,602	98,602	—	95,067	3,535

	December 31, 2020
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$4,252,917	$4,252,917	$4,252,917	$—	$—
Trading securities	10,880	10,880	—	10,880	—
Investment securities available for sale	7,962,438	7,962,438	20,257	7,940,160	2,021
Loans held for sale	760,123	760,939	—	216,647	544,292
Other investments	1,021	1,021	—	—	1,021
Mutual funds and mutual funds held in rabbi trusts	37,650	37,650	37,650	—	—
Loans, net of deferred fees and costs	37,647,248	37,605,881	—	—	37,605,881
GGL/SBA loans servicing asset	3,258	3,258	—	—	3,258
FRB and FHLB stock	157,520	157,520	—	157,520	—
Derivative assets	401,295	401,295	—	401,295	—
Financial Liabilities
Non-interest-bearing deposits	$13,477,854	$13,477,854	$—	$13,477,854	$—
Non-time interest-bearing deposits	27,265,521	27,265,521	—	27,265,521	—
Time deposits	5,948,196	5,970,146	—	5,970,146	—
Total deposits	$46,691,571	$46,713,521	$—	$46,713,521	$—
Securities sold under repurchase agreements	227,922	227,922	227,922	—	—
Trading liability for short positions	7,717	7,717	—	7,717	—
Long-term debt	1,202,494	1,266,825	—	1,266,825	—
Earnout liability	5,677	5,677	—	—	5,677
Mutual fund held in rabbi trusts	20,752	20,752	20,752	—	—
Derivative liabilities	157,167	157,167	—	155,119	2,048

Note 13 - Derivative Instruments
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
For cash flow hedges, if the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss), net of the tax impact, and subsequently reclassified into earnings when the hedged transaction affects earnings with the impacts recorded in the same income statement line item used to present the earnings effect of the hedged item. When a cash flow hedge relationship is discontinued but the hedged cash flows, or forecasted transactions, are still expected to occur, gains or losses that were accumulated in OCI are amortized into earnings over the same periods which the hedged transactions are still expected to affect earnings. If, however, it is probable the forecasted transactions will no longer occur, the remaining accumulated amounts in OCI for the impacted cash flow hedges are immediately recognized in earnings.
Synovus recorded net unrealized gains of $1.2 million, or $930 thousand, after tax, in OCI during the year ended December 31, 2021 and $9.8 million, or $7.3 million, after-tax, in OCI, during the year ended December 31, 2020, related to terminated cash flow hedges, which are being recognized into earnings in conjunction with the effective terms of the original swaps through the second quarter of 2026. Synovus recognized pre-tax income of $12.9 million and $2.8 million, respectively, during the years ended December 31, 2021 and 2020 related to the amortization of terminated cash flow hedges.
As of December 31, 2021, Synovus expects to reclassify into earnings approximately $27 million in pre-tax income due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is approximately $4 million in pre-tax income related to the amortization of terminated cash flow hedges. As of December 31, 2021, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the third quarter of 2026.
For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.
Client Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of certain commercial banking clients. Synovus mitigates this risk largely by entering into equal and offsetting interest rate swap agreements with highly rated counterparties. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on Synovus' consolidated balance sheets. The credit risk to these clients is evaluated and included in the calculation of fair value. Fair value changes including credit-related adjustments are recorded as a component of capital markets income.
Counterparty Credit Risk and Collateral
Entering into derivative contracts potentially exposes Synovus to the risk of counterparties’ failure to fulfill their legal obligations, including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Synovus assesses the credit risk of its dealer counterparties by regularly monitoring publicly available credit rating information, evaluating other market indicators, and periodically reviewing detailed financials. Dealer collateral requirements are determined via risk-based policies and procedures and in accordance with existing agreements. Synovus seeks to minimize dealer credit risk by dealing with highly rated counterparties and by obtaining collateral for exposures above certain predetermined limits. Management closely monitors credit conditions within the client swap portfolio, which management deems to be of higher risk than dealer counterparties. Collateral is secured at origination and credit related fair value adjustments are recorded against the asset value of the derivative as deemed necessary based upon an analysis, which includes consideration of the current asset value of the swap, client risk rating, collateral value, and client standing with regards to its swap contractual obligations and other related matters. Such asset values fluctuate based upon changes in interest rates regardless of changes in notional amounts and changes in client specific risk.
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

The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract. During the years ended December 31, 2021 and 2020, Synovus recorded fair value adjustments of $2.7 million and $890 thousand, respectively, in other non-interest expense. Management believes that the estimate of Synovus' exposure to the Visa indemnification including fees associated with the Visa derivative is adequate based on current information, including Visa's recent announcements and disclosures. However, future developments in the litigation could require changes to Synovus' estimate.
Collateral Requirements
Certain derivative transactions have collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As of December 31, 2021 and 2020, collateral totaling $64.5 million and $155.4 million, respectively, was pledged to the derivative counterparties to comply with collateral requirements in the normal course of business. For derivatives cleared through central clearing houses, the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts on the consolidated balance sheets and related disclosures. At December 31, 2021 and 2020, Synovus had a variation margin of $94.6 million and $162.7 million, respectively, reducing the derivative liability.

The following table reflects the notional amount and fair value of derivative instruments included on the consolidated balance sheets.

	December 31, 2021			December 31, 2020
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)
Derivatives in cash flow hedging relationships:
Interest rate contracts	$3,600,000	$22,004	$20,395	$3,000,000	$80,802	$—
Total derivatives designated as hedging instruments		$22,004	$20,395		$80,802	$—

Derivatives not designated: as hedging instruments
Interest rate contracts(3)	$9,653,600	$167,560	$74,514	$8,784,141	$314,234	$153,204
Mortgage derivatives - interest rate lock commitments	99,006	2,105	—	306,138	6,259	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	105,500	—	122	230,500	—	1,611
Other contracts(4)	293,059	—	36	234,884	—	304
Foreign exchange contracts(5)	22,387	39	—	24,125
Visa derivative	—	—	3,535	—	—	2,048
Total derivatives not designated as hedging instruments		$169,704	$78,207		$320,493	$157,167

(1)    Derivative assets are recorded in other assets on the consolidated balance sheets.
(2)    Derivative liabilities are recorded in other liabilities on the consolidated balance sheets.
(3)    Includes interest rate contracts for client swaps and offsetting positions, net of variation margin payments.
(4)    Includes risk participation agreements sold. Additionally, the notional amount of risk participation agreements purchased was $81.2 million and $2.6 million at December 31, 2021 and 2020, respectively.
(5)     The fair value of foreign exchange contracts was negligible at December 31, 2020 due to the very short duration of these contracts.
    Synovus also provides foreign currency exchange services, primarily forward contracts, with counterparties to allow commercial clients to mitigate exchange rate risk. Synovus covers its risk by entering into an offsetting foreign currency exchange forward contract.
The following table presents the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line item affected for the years ended December 31, 2021, 2020, and 2019.

(in thousands)	2021	2020	2019
Total amounts presented on the consolidated statements of income in interest income on loans	$31,522	$22,215	$—

Gain/loss on cash flow hedging relationships:(1)
Interest rate swaps:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	12,862	2,765	—
Pre-tax income recognized on cash flow hedges	$12,862	$2,765	$—

(1)    See "Part II - Item 8. Financial Statements and Supplementary Data - Note 9 - Shareholders' Equity and Other Comprehensive Income" in this Report for additional information.

    The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments on the consolidated statements of income for the years ended December 31, 2021, 2020 and 2019 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		For The Years Ended December 31,
(in thousands)	Location in Consolidated Statements of Income	2021	2020	2019
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$100	$(777)	$(338)
Other contracts(2)	Capital markets income	269	(213)	(91)
Foreign exchange contracts	Capital markets income	39	—	—
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	(4,154)	4,969	346
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	1,489	(1,443)	651
Visa derivative	Other non-interest expense	2,656	(890)	(3,611)
Total derivatives not designated as hedging instruments		$399	$1,646	$(3,043)

(1)    Gain (loss) represents net fair value adjustments (including credit related adjustments) for client swaps and offsetting positions. Additionally, losses related to termination of client swaps of $2.5 million were recorded in other non-interest expense during 2020.
(2)    Includes risk participation agreements sold.
Note 14 - Commitments and Contingencies
In the normal course of business, Synovus enters into commitments to extend credit such as loan commitments and letters of credit to meet the financing needs of its clients. Synovus uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Synovus also has commitments to fund certain tax credits, CRA partnerships, and other investments.
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
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At December 31, 2021, the ACL for unfunded commitments was $41.9 million, compared to a reserve of $47.8 million at December 31, 2020. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets.
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
Synovus also invests in CRA partnerships, including SBIC programs, and other investments. The SBIC is a program initiated by the SBA in 1958 to assist in the funding of small business loans.

	December 31,
(in thousands)	2021	2020
Letters of credit(1)	$183,463	$190,562
Commitments to fund commercial and industrial loans	9,069,588	8,200,608
Commitments to fund commercial real estate, construction, and land development loans	3,593,171	3,290,041
Commitments under home equity lines of credit	1,805,869	1,602,831
Unused credit card lines	999,787	1,012,313
Other loan commitments	604,353	472,233
Total letters of credit and unfunded lending commitments	$16,256,231	$14,768,588

Tax credits, CRA partnerships, and other investments:
Carrying amount included in other assets	$426,137	$262,855
Amount of future funding commitments	250,733	133,946
Permanent and short-term construction loans and letter of credit commitments(2)	204,391	82,786
Funded portion of permanent and short-term loans and letters of credit(3)	104,315	9,528

(1)    Represent the contractual amount net of risk participations purchased of approximately $26 million and $30 million at December 31, 2021 and December 31, 2020, respectively.
(2)    Represent the contractual amount net of risk participations of $3.0 million and $1.8 million at December 31, 2021 and December 31, 2020, respectively
(3)    Represent the contractual amount net of risk participations of $3.0 million and $234 thousand at December 31, 2021 December 31, 2020, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus provides merchant processing services for clients. In addition, Synovus sponsors various third-party MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if a sponsored MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the years ended December 31, 2021 and 2020, Synovus and the sponsored entities processed and settled $105.14 billion and $78.19 billion of transactions, respectively.
Synovus covered chargebacks related to a particular sponsored MPS during 2019 and 2018 where the MPS’s cash reserve account was unavailable to support the chargebacks. As of December 31, 2021, the remaining amount, net of reserves, included in other assets and classified in NPAs, is $15.3 million, compared to $15.6 million at December 31, 2020. While Synovus has contractual protections to mitigate against loss, repayment of the amounts owed to Synovus will depend in large part upon the continued financial viability and/or valuation of the MPS.
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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of December 31, 2021 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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
Note 15 - Share-based Compensation and Other Employment Benefit Plans
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation and Human Capital Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. The 2021 Omnibus Plan authorized 5.8 million common share equivalents available for grants. The Plan permits grants of share-based compensation including stock options, restricted share units, market restricted share units, and performance share units. The grants generally include vesting periods of three years. The restricted share units and the market restricted share units contain a service-based vesting period of three years with most awards vesting pro-rata over three years. Restricted share units are primarily equity-based but can be cash settled as well. When cash settled awards are granted, they are classified as a liability and revalued quarterly. As further discussed below, market restricted share units and performance share units are granted at a defined target level and are compared annually to required market and performance metrics to determine actual units vested and for performance share units, compensation expense. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units, market restricted share units, and performance share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the 2021 Omnibus Plan. At December 31, 2021, Synovus had a total of 5.8 million common share equivalents of its authorized but unissued common stock reserved for future grants under the 2021 Omnibus Plan.
Share-based Compensation Expense
Total share-based compensation expense recognized for 2021, 2020, and 2019 is presented in the following table by its classification within total non-interest expense.

	Years Ended December 31,
(in thousands)	2021	2020	2019
Salaries and other personnel expense	$26,957	$17,827	$19,618
Merger-related expense	—	—	4,219
Other operating expense	838	814	650
Total share-based compensation expense included in non-interest expense	$27,795	$18,641	$24,487

The total income tax benefit recognized on the consolidated statements of income related to share-based compensation expense was $7.0 million, $4.8 million, and $6.3 million for 2021, 2020, and 2019, respectively. No share-based compensation costs have been capitalized for the years ended December 31, 2021, 2020, and 2019. As of December 31, 2021, total unrecognized compensation cost related to the unvested portion of share-based compensation arrangements involving shares of Synovus stock was $30.3 million. This cost is expected to be recognized over a weighted average remaining period of 1.87 years.

Stock Options
There were no stock option grants in 2021, 2020, or 2019; however, Synovus assumed 3.2 million outstanding employee and director stock options in the FCB Merger on January 1, 2019. The estimated fair value of the converted stock options was determined using a Hull-White model in a binomial lattice option pricing framework with the following weighted average assumptions:

2019
Stock price (Synovus' closing stock price on December 31, 2018)	$31.99
Weighted average fair value of converted stock options	11.50
Risk-free interest rate	2.51%
Expected stock price volatility	26.4%
Dividend yield	3.13%
Term to expiration	5.1 years

A summary of stock option activity and changes during the years ended December 31, 2021, 2020, and 2019 is presented below.

Stock Options
	2021		2020		2019
(in thousands, except per share data)	Quantity	Weighted-Average Exercise Price	Quantity	Weighted-Average Exercise Price	Quantity	Weighted-Average Exercise Price
Outstanding at beginning of year	2,401	$22.47	3,037	$22.74	640	$16.93
Assumed in acquisition	—	—	—	—	3,230	23.22
Options exercised	(923)	22.07	(572)	22.67	(820)	19.91
Options forfeited/expired/canceled	—	—	(64)	33.50	(13)	34.23
Options outstanding at end of year	1,478	$22.71	2,401	$22.47	3,037	$22.74
Options exercisable at end of year	1,478	$22.71	2,401	$22.47	2,399	$19.52

The aggregate intrinsic value for both outstanding and exercisable stock options at December 31, 2021 was $37.2 million with a weighted average remaining contractual life of 2.51 years. The intrinsic value of stock options exercised during the years ended December 31, 2021, 2020, and 2019 was $21.3 million, $5.3 million, and $13.6 million, respectively.
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

	2021	2020	2019
Risk-free interest rate	2.87%	1.42%	2.40%
Expected stock price volatility	56.1	25.4	24.4
Simulation period	2.9 years	3.0 years	3.0 years

The stock price expected volatility was based on Synovus' historical volatility for grants in 2021, 2020 and 2019. The Monte Carlo model estimates fair value based on 100,000 simulations of future share price using a theoretical model of stock price behavior.

Synovus granted performance share units, which included a market condition with respect to 50% of the award, to senior management during the years ended December 31, 2021 and 2020. The performance share units have a three-year service-based vesting component, a 50% weighted performance condition based on adjusted ROATCE, and a 50% weighted market condition based on Synovus' relative TSR. The number of performance share units that will ultimately vest ranges from 0% to 150% of a defined target based on Synovus' relative TSR and three-year weighted average adjusted ROATCE.
During the year ended December 31, 2019, Synovus granted market restricted share units and performance share units to senior management. The market restricted share units have a three-year service-based vesting component as well as a total shareholder return multiplier and the performance share units vest upon meeting certain service and performance conditions. The number of market restricted share units that will ultimately vest ranges from 75% to 125% of a defined target based on Synovus' TSR. Adjusted ROAA and adjusted ROATCE performance is evaluated each year over a three-year performance period, with share distribution determined at the end of the three years. The number of performance share units that will ultimately vest ranges from 0% to 150% of defined targets based on Synovus' three-year weighted average adjusted ROAA and adjusted ROATCE.
A summary of restricted share units and market/performance share units outstanding and changes during the years ended December 31, 2021, 2020, and 2019 is presented below.

	Restricted Share Units		Market/Performance Share Units
(in thousands, except per share data)	Quantity	Weighted-Average Grant Date Fair Value	Quantity	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	526	$41.18	392	$39.62
Granted	573	36.27	305	37.22
Assumed in acquisition	136	31.99	—	—
Vested	(304)	37.04	(152)	30.87
Forfeited	(114)	37.04	(50)	39.45
Outstanding at December 31, 2019	817	38.32	495	40.85
Granted	822	32.42	204	37.74
Vested	(384)	38.04	(214)	41.31
Forfeited	(34)	35.97	(46)	39.03
Outstanding at December 31, 2020	1,221	34.50	439	39.37
Granted	599	42.31	141	42.94
Vested	(482)	37.05	(58)	42.43
Forfeited	(93)	31.41	—	—
Outstanding at December 31, 2021	1,245	$37.00	522	$37.59

The total fair value of restricted share units vested during 2021, 2020, and 2019 was $19.8 million, $13.4 million, and $11.2 million, respectively. The total fair value of market/performance share units vested during 2021, 2020, and 2019 was $2.4 million, $7.9 million, and $5.7 million, respectively.
Other Employment Benefit Plans
For the years ended December 31, 2021, 2020, and 2019, Synovus provided a 100% matching contribution on the first 5% of eligible employee 401(k) contributions for a total annual contribution of $21.5 million, $21.3 million, and $18.8 million, respectively.
For the years ended December 31, 2021, 2020, and 2019, Synovus sponsored a stock purchase plan for directors and employees whereby Synovus made contributions equal to 15% of employee and director voluntary contributions, subject to certain maximum contribution limitations. The funds are used to purchase outstanding shares of Synovus common stock. Synovus recorded as expense $1.1 million, $1.1 million, and $1.1 million for contributions to these plans in 2021, 2020, and 2019, respectively.

Note 16 - Income Taxes
The components of income tax expense (benefit) included on the consolidated statements of income for the years ended December 31, 2021, 2020, and 2019 are presented below:

(in thousands)	2021	2020	2019
Current
Federal	$153,911	$187,741	$112,517
State	29,982	9,421	2,085
Total current income tax expense	183,893	197,162	114,602
Deferred
Federal	28,873	(90,777)	46,182
State	16,127	4,585	40,451
Total deferred income tax expense (benefit)	45,000	(86,192)	86,633
Total income tax expense	$228,893	$110,970	$201,235

Income tax expense as shown on the consolidated statements of income differed from the federal statutory rate for the years ended December 31, 2021, 2020, and 2019. A reconciliation of the differences is presented below:

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Income tax expense at statutory federal income tax rate	$207,765	$101,779	$160,653
Increase (decrease) resulting from:
State income tax expense, net of federal income tax benefit	38,452	11,168	33,764
Income not subject to tax	(10,455)	(9,207)	(6,564)
Low income housing tax credits and other tax benefits, net of amortization	(4,858)	(2,611)	(1,583)
FDIC premiums	4,111	4,744	5,802
General business tax credits	(3,727)	(657)	(678)
Excess tax benefit from share-based compensation	(3,084)	311	(1,337)
Executive compensation	1,096	1,501	6,385
Goodwill impairment	—	9,424	—
Other, net	(407)	(5,482)	4,793
Total income tax expense	$228,893	$110,970	$201,235
Effective tax rate	23.1%	22.9%	26.3%

The components of the Company's deferred tax assets and liabilities at December 31, 2021 and 2020 are presented below:

(in thousands)	2021	2020
Deferred tax assets
Allowance for loan losses	$112,180	$165,691
Lease liability	102,412	98,340
Employee benefits and deferred compensation	35,782	27,917
Net operating loss carryforwards	23,897	29,684
Net unrealized losses on investment securities available for sale and cash flow hedges	19,261	—
Deferred revenue	18,487	24,751
Tax credit carryforwards	15,870	8,605
Fair value of investment securities and loans	6,439	10,093
Non-performing loan interest	2,621	12,472
Other	7,100	9,819
Total gross deferred tax assets	344,049	387,372
Less valuation allowance	(19,003)	(19,191)
Total deferred tax assets	325,046	368,181
Deferred tax liabilities
Right-of-use asset	(98,773)	(98,681)
Excess tax over financial statement depreciation	(27,355)	(40,452)
Purchase accounting intangibles	(14,820)	(14,458)
Other properties held for sale	(5,345)	(3,025)
Prepaid expense	(4,631)	(5,955)
Net unrealized gains on investment securities available for sale and cash flow hedges	—	(64,344)
Other	(5,071)	(10,418)
Total gross deferred tax liabilities	(155,995)	(237,333)
Net deferred tax assets	$169,051	$130,848

Synovus believes the realization of net deferred tax assets (after valuation allowance) at December 31, 2021 is more likely than not based on its history of cumulative profitability as well as expectations of future taxable income, including reversals of taxable temporary differences, in the jurisdictions in which it operates.
Synovus expects that a portion of its $23.9 million of federal and state NOLs, which have carryforward periods ending in tax years 2023 through 2034, will not be realized before their carryforward period lapses and the Company has accordingly established a valuation allowance in the amount of $19.0 million at December 31, 2021 and $19.2 million at December 31, 2020. State tax credit deferred tax assets at December 31, 2021 total $15.9 million and have expiration dates through the tax year 2031.

State NOLs and tax credit carryforwards as of December 31, 2021 are summarized in the following table.

Tax Carryforwards	As of December 31, 2021
(in thousands)	Expiration Dates	Deferred Tax Asset, Before Valuation Allowance	Valuation Allowance	Net Deferred Tax Asset Balance
Net operating losses - federal	2027-2033	$19,592	$(15,851)	$3,741
Net operating losses - states	2023-2034	4,305	(3,152)	1,153
Other credits - states	2022-2031	15,870	—	15,870

Synovus is subject to income taxation in the United States and various state and local taxing jurisdictions. Generally, Synovus is no longer subject to income tax examinations by the IRS for years before 2018 and by state and local income tax authorities for years before 2015. Although Synovus is unable to determine the ultimate outcome of current and future examinations, Synovus believes that the resolution of these examinations will not have a material effect on the consolidated financial statements.
A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (unrecognized state income tax benefits are not adjusted for the federal income tax impact).

	Years Ended December 31,
(in thousands)	2021	2020	2019
Balance at January 1,	$20,250	$20,994	$18,586
Additions based on income tax positions related to current year	3,754	461	550
Additions for income tax positions of prior years(1)	1,379	147	—
Additions from acquisition	—	—	3,464
Reductions for income tax positions of prior years	(200)	(327)	(1,589)
Statute of limitation expirations	(79)	(820)	(17)
Settlements	—	(205)	—
Balance at December 31,	$25,104	$20,250	$20,994

(1)    Includes deferred tax benefits that could reduce future tax liabilities.
Accrued interest and penalties related to unrecognized income tax benefits are recognized as a component of income tax expense, and totaled $3.3 million, $2.7 million, and $3.3 million as of December 31, 2021, 2020 and 2019, respectively. Unrecognized income tax benefits as of December 31, 2021, 2020 and 2019 that, if recognized, would affect the effective income tax rate totaled $23.5 million, $19.1 million and $20.4 million (net of the federal benefit on state income tax issues), respectively. It is reasonably possible that significant changes in the balance of unrecognized tax benefits may occur within the next 12 months. At this time, Synovus expects that $2.3 million of uncertain income tax positions will be either settled or resolved during the next twelve months.

Note 17 - Segment Reporting
Synovus' business segments are based on the products and services provided or the clients served and reflect the manner in which financial information is evaluated by the chief operating decision maker. Prior to the fourth quarter of 2019, Synovus identified its overall banking operations as its only reportable segment. During the fourth quarter of 2019, Synovus announced changes in its organizational structure and segmented its business into three major reportable business segments: Community Banking, Wholesale Banking, and Financial Management Services with functional activities such as treasury, technology, operations, marketing, finance, enterprise risk, legal, human resources, corporate communications, executive management, among others, included in Treasury and Corporate Other.
Business segment results are determined based upon Synovus' management reporting system, which assigns balance sheet and income statement items to each of the business segments. Certain assets, liabilities, revenue, and expense not allocated or attributable to a particular business segment are included in Treasury and Corporate Other. Synovus' third-party lending consumer loans and loans held for sale, as well as PPP loans, are included in Treasury and Corporate Other. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions.
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
The following tables present certain financial information for each reportable business segment for the years ended December 31, 2021, 2020, and 2019 and as of December 31, 2021 and 2020. The fourth quarter of 2019 was the first financial period in which the new segment reporting became effective; thus, to provide comparable prior year information, Synovus has included proforma business segment financial information for the full year 2019 utilizing various allocation methodologies based on balance sheet and income statement items assigned to each business segment. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised.
During the year ended December 31, 2021, Treasury and Corporate Other's net interest income benefited from the recognition of $79.2 million of PPP fees, an increase of $33.2 million from $46.0 million for the year ended December 31, 2020. During the year ended December 31, 2020, Synovus strategically repositioned the investment securities portfolio, which resulted in net gains of $78.9 million in the Treasury and Corporate Other segment. Additionally, during the year ended December 31, 2020, Synovus recognized a $44.9 million non-cash goodwill impairment charge representing all of the goodwill allocated to the Consumer Mortgage reporting unit (which is included in the FMS reportable segment) resulting from a combination of factors, including the extended duration of lower market valuations, high volumes in refinance activity that reduced mortgage yields, and the clarity around longer term policy actions designed to keep interest rates low.

	Year Ended December 31, 2021
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$808,700	$557,943	$79,173	$87,131	$1,532,947
Non-interest revenue	128,026	34,590	211,002	76,448	450,066
Non-interest expense	290,817	90,074	184,257	534,756	1,099,904
Pre-provision net revenue	$645,909	$502,459	$105,918	$(371,177)	$883,109

	Year Ended December 31, 2020
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$854,021	$548,152	$79,362	$31,213	$1,512,748
Non-interest revenue	111,256	26,379	224,620	144,258	506,513
Non-interest expense	297,071	85,250	232,222	565,031	1,179,574
Pre-provision net revenue	$668,206	$489,281	$71,760	$(389,560)	$839,687

	Year Ended December 31, 2019 (Proforma)
(in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$825,219	$518,033	$112,431	$140,120	$1,595,803
Non-interest revenue	136,657	28,948	154,166	36,129	355,900
Non-interest expense	302,327	71,393	152,115	573,133	1,098,968
Pre-provision net revenue	$659,549	$475,588	$114,482	$(396,884)	$852,735

	December 31, 2021
(dollars in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$10,791,343	$21,496,050	$4,994,494	$2,030,071	$39,311,958
Deposits	$32,226,477	$12,370,554	$826,639	$4,003,606	$49,427,276
Full-time equivalent employees	2,139	284	794	1,670	4,887

	December 31, 2020
(dollars in thousands)	Community Banking	Wholesale Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$11,171,055	$18,810,729	$5,370,748	$2,900,452	$38,252,984
Deposits	$29,141,242	$11,958,105	$739,200	$4,853,024	$46,691,571
Full-time equivalent employees	2,296	285	835	1,718	5,134

Note 18 - Condensed Financial Information of Synovus Financial Corp. (Parent Company only)

Condensed Balance Sheets
	December 31,
(in thousands)	2021	2020
Assets
Cash due from bank subsidiary	$389,071	$439,352
Funds due from other depository institutions	9,277	9,277
Total cash, cash equivalents, and restricted cash	398,348	448,629
Investment in consolidated bank subsidiary, at equity	5,381,311	5,239,849
Investment in consolidated nonbank subsidiaries, at equity	69,712	46,271
Note receivable from bank subsidiary	100,000	100,000
Other assets	25,538	16,975
Total assets	$5,974,909	$5,851,724
Liabilities and Shareholders' Equity
Liabilities:
Long-term debt	$607,334	$606,406
Other liabilities	70,775	83,984
Total liabilities	678,109	690,390
Shareholders’ equity:
Preferred stock	537,145	537,145
Common stock	169,384	168,133
Additional paid-in capital	3,894,109	3,851,208
Treasury stock	(931,497)	(731,806)
Accumulated other comprehensive income (loss), net	(82,321)	158,635
Retained earnings	1,709,980	1,178,019
Total shareholders’ equity	5,296,800	5,161,334
Total liabilities and shareholders’ equity	$5,974,909	$5,851,724

Condensed Statements of Income
	Years Ended December 31,
(in thousands)	2021	2020	2019
Income
Cash dividends received from subsidiaries	$420,000	$547,500	$400,000
Interest income	777	3,341	5,920
Other income (loss)	1,070	4,966	11,590
Total income	421,847	555,807	417,510
Expense
Interest expense	27,616	42,911	41,328
Other expense	10,300	10,584	13,528
Total expense	37,916	53,495	54,856
Income before income taxes and equity in undistributed income of subsidiaries	383,931	502,312	362,654
Allocated income tax benefit	(7,834)	(12,202)	(9,753)
Income before equity in undistributed income of subsidiaries	391,765	514,514	372,407
Equity in undistributed income (loss) of subsidiaries	368,702	(140,819)	191,373
Net income	760,467	373,695	563,780
Dividends on preferred stock	33,163	33,163	22,881
Net income available to common shareholders	$727,304	$340,532	$540,899

Condensed Statements of Comprehensive Income
	Years Ended December 31,
	2021			2020			2019
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$989,360	$(228,893)	$760,467	$484,665	$(110,970)	$373,695	$765,015	$(201,235)	$563,780
Reclassification adjustment for realized (gains) losses included in net income on investment securities available for sale	—	—	—	—	—	—	(22)	6	(16)
Other comprehensive gain (loss) of bank subsidiary	(324,561)	83,605	(240,956)	125,505	(32,511)	92,994	216,032	(55,955)	160,077
Other comprehensive income (loss)	$(324,561)	$83,605	$(240,956)	$125,505	$(32,511)	$92,994	$216,010	$(55,949)	$160,061
Comprehensive income			$519,511			$466,689			$723,841

Condensed Statements of Cash Flows
	Years Ended December 31,
(in thousands)	2021	2020	2019
Operating Activities
Net income	$760,467	$373,695	$563,780
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(368,702)	140,819	(191,373)
Deferred income tax expense (benefit)	(7,296)	3,962	1,775
Net increase (decrease) in other liabilities	(2,082)	11,243	43,617
Net decrease in other assets	5,280	17,441	3,367
Other, net	928	(5,132)	1,037
Net cash provided by operating activities	388,595	542,028	422,203
Investing Activities
Proceeds from sales of investment securities available for sale	—	—	97,389
Advance of long-term note receivable due from bank subsidiary	—	—	(100,000)
Return of investment non-bank subsidiary	—	—	790
Proceeds from sales of equity securities	—	23,141	—
Increase in other investments	(10,000)	—	—
Net cash received in business combination, net of cash paid	—	—	4,813
Net cash provided by investing activities	(10,000)	23,141	2,992
Financing Activities
Dividends paid to common and preferred shareholders	(227,840)	(223,130)	(185,664)
Repurchase of common stock	(199,932)	(16,246)	(725,398)
Redemption of long-term debt	—	(250,000)	—
Proceeds from issuance of long-term debt, net	—	—	297,174
Proceeds from issuance of preferred stock, net	—	—	342,005
Other	(1,104)	(1,552)	(1,947)
Net cash used in financing activities	(428,876)	(490,928)	(273,830)
Increase (decrease) in cash, cash equivalents, and restricted cash	(50,281)	74,241	151,365
Cash, cash equivalents, and restricted cash at beginning of year	448,629	374,388	223,023
Cash, cash equivalents, and restricted cash at end of year	$398,348	$448,629	$374,388

See accompanying notes to the audited consolidated financial statements.
For the years ended December 31, 2021, 2020, and 2019, the Parent Company paid income taxes of $203.2 million, $119.1 million, and $101.6 million, respectively. For the years ended December 31, 2021, 2020, and 2019, the Parent Company paid interest of $27.3 million, $42.0 million, and $33.1 million, respectively.
Note 19 - Subsequent Event
Subsequent to December 31, 2021, Synovus Bank provided irrevocable notice to its holders of its intent to redeem the 2.289% Fixed-to-Floating Senior Bank Notes of $400 million par value that were subject to redemption. The Notes were redeemed on February 10, 2022 with a net payment of $405.3 million that included $400.0 million in principal, $4.6 million in interest, and $675 thousand of written off debt issuance costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, Synovus' disclosure controls and procedures were effective.
Synovus regularly engages in productivity and efficiency initiatives to streamline operations, reduce expenses, and increase revenue. Additionally, investment in new and updated information technology systems has enhanced information gathering and processing capabilities, and allowed management to operate in a more centralized environment for critical processing and monitoring functions. Management of Synovus is responsible for identifying, documenting, and evaluating the adequacy of the design and operation of the controls implemented during each process change described above. There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, Synovus' internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting. Management of Synovus is responsible for establishing and maintaining effective internal control over financial reporting for Synovus Financial Corp. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Synovus conducted an evaluation of the effectiveness of our internal control over Synovus' financial reporting as of December 31, 2021 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2021.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, and this report is included in "Part II - Item 8. Financial Statements and Supplementary Data" of this Report.

/s/ Kevin S. Blair	/s/ Andrew J. Gregory, Jr.
Kevin S. Blair	Andrew J. Gregory, Jr.
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2021 covered by this Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
NONE.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
NOT APPLICABLE.

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
Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of April 30, 2021. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
ITEM 11. EXECUTIVE COMPENSATION
Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•“DIRECTOR COMPENSATION”;
•“EXECUTIVE COMPENSATION” - “Compensation Discussion and Analysis”; “Compensation and Human Capital Committee Report”; “Summary Compensation Table” and the compensation tables and related information which follow the Summary Compensation Table; and
• “CORPORATE GOVERNANCE AND BOARD MATTERS” - “Committees of the Board” - “Compensation and Human Capital Committee Interlocks and Insider Participation.”
The information included under the heading “Compensation and Human Capital Committee Report” in our Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information pertaining to equity compensation plans is contained in "Part II - Item 8. Financial Statements and Supplementary Data - Note 15 - Share-based Compensation and Other Employment Benefit Plans" of this Report and are incorporated herein by reference.
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
Our independent registered public accounting firm is KPMG LLP, Atlanta, GA, Auditor Firm ID: 185.
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
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Income for the Years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
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

4.4
Description of Synovus' securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, incorporated by reference to Exhibit 4.4 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on March 1, 2021.

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

4.10	4.000% Fixed-to-Fixed Rate Subordinated Bank Note, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated October 29, 2020, as filed with the SEC on October 29, 2020.

10.1
Amended and Restated Synovus Financial Corp. Directors' Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of Synovus' Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

10.2
First Amendment to Synovus Financial Corp. Directors' Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for quarter ended September 30, 2021, as filed with the SEC on November 3, 2021.*

Exhibit Number	Description
10.3
Synovus Financial Corp. Executive Salary Contribution Death Benefit Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the SEC on August 10, 2009.*

10.4
Third Amended and Restated Synovus Financial Corp. Deferred Compensation Plan, incorporated by reference to Exhibit 10.15 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 1, 2013.*

10.5
Amendment No. 1 to Third Amended and Restated Synovus Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the period ended June 30, 2017, as filed with the SEC on August 4, 2017.*

10.6
Amendment No. 2 to Third Amended and Restated Synovus Deferred Compensation Plan, incorporated by reference to Exhibit 10.44 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2019, as filed with the SEC on March 2, 2020.*

10.7	Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated April 25, 2007, as filed with the SEC on April 25, 2007.*

10.8
Amendment No. 1 to the Synovus Financial Corp. 2007 Omnibus Plan dated February 9, 2017, incorporated by reference to Exhibit 10.14 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on February 27, 2017.*

10.9
Form of Revised Stock Option Agreement for stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.10
Form of Retention Stock Option Agreement for retention stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated January 29, 2008, as filed with the SEC on January 29, 2008.*

10.11
Form of Restricted Stock Option Agreement for 2010 stock option awards under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated January 29, 2010, as filed with the SEC on January 29, 2010.*

10.12
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Synovus Financial Corp. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2012, as filed with the SEC on May 10, 2012.*

10.13
Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.18 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on February 27, 2017.*

10.14
Amendment No. 1 to the Synovus Financial Corp. 2013 Omnibus Plan dated February 9, 2017, incorporated by reference to Exhibit 10.19 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on February 27, 2017.*

10.15
Form of Stock Option Agreement for the stock option awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.3 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

Exhibit Number	Description
10.16
Form of Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 22, 2014, as filed with the SEC on January 24, 2014.*

10.17
Form of Revised Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated February 11, 2016, as filed with the SEC on February 18, 2016.*

10.18
Form of Revised Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.35 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2017, as filed with the SEC on February 28, 2018.*

10.19
Form of Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated December 11, 2013, as filed with the SEC on December 13, 2013.*

10.20
Form of 2014 Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.3 of Synovus' Current Report on Form 8-K dated January 22, 2014, as filed with the SEC on January 24, 2014.*

10.21
Form of Revised Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated February 11, 2016, as filed with the SEC on February 18, 2016.*

10.22
Form of Revised Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.36 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2017, as filed with the SEC on February 28, 2018.*

10.23
Form of Restricted Stock Unit Agreement for restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

10.24
Form of Revised Restricted Stock Unit Agreement for restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.37 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2017, as filed with the SEC on February 28, 2018.*

10.25
Form of Director Restricted Stock Unit Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.4 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

10.26
Form of Cash-Settled Restricted Stock Unit Agreement for cash-settled restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.46 to Synovus' Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on March 1, 2021.*

10.27	Bond Street Holdings, LLC 2009 Stock Option Plan, incorporated by reference to Exhibit 10.1 of FCB's Registration Statement on Form S-1 (No. 333-196935), as filed with the SEC on June 20, 2014.*

10.28	Bond Street Holdings, LLC 2013 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of FCB's Registration Statement on Form S-1 (No. 333-196935), as filed with the SEC on June 20, 2014.*

10.29	FCB 2016 Stock Incentive Plan, incorporated by reference to Exhibit A of the FCB Proxy Statement for the 2016 Annual Meeting of Stockholders on Schedule 14A, as filed with the SEC on April 5, 2016.*

Exhibit Number	Description

10.30	First Amendment to the FCB 2016 Stock Incentive Plan, incorporated by reference to Item 8.01 of FCB's Current Report on Form 8-K dated May 5, 2016, as filed with the SEC on May 5, 2016.*

10.31	Form of Incentive Stock Option Grant Agreement, incorporated by reference to Exhibit 10.3 of FCB's Registration Statement on Form S-1 (No. 333-196935), as filed with the SEC on June 20, 2014.*

10.32	Form of FCB RSU Agreement, incorporated by reference to Exhibit 10.4 of FCB's Registration Statement on Form S-1/A (No. 333-196935), as filed with the SEC on July 22, 2014.*

10.33
Form of Indemnification Agreement for directors and executive officers of Synovus, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated July 26, 2007, as filed with the SEC on July 26, 2007.*

10.34	Summary of Annual Base Salaries of Synovus' Named Executive Officers.*

10.35
Summary of Board of Directors Compensation, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2021, as filed with the SEC on May 6, 2021.*

10.36
Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

10.37
Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.17 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on February 28, 2014.*

10.38
Riverside Bank Amended and Restated Salary Continuation Agreement adopted as of June 1, 2005 by and between Riverside Bank and Kessel D. Stelling, incorporated by reference to Exhibit 10.17 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.39
First Amendment to the Bank of North Georgia Amended and Restated Salary Continuation Agreement dated September 10, 2007, effective as of January 1, 2005, by and between Bank of North Georgia, as successor in interest to Riverside Bank, and Kessel D. Stelling, Jr., incorporated by reference to Exhibit 10.37 of Synovus' Current Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.40
Riverside Bank Split Dollar Agreement dated December 23, 1999, by and between Riverside Bank and Kessel D. Stelling, Jr., incorporated by reference to Exhibit 10.38 of Synovus' Current Report on Form 10-K for the period ended December 31, 2011, as filed with the SEC on February 29, 2012.*

10.41
Synovus Financial Corp. Amended and Restated Clawback Policy, incorporated by reference to Exhibit 10.30 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2018, as filed with the SEC on February 28, 2019.*

10.42
Form of Confidentiality and Nonsolicitation Agreement for executive officers of Synovus, incorporated by reference to Exhibit 10.43 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2019, as filed with the SEC on March 2, 2020.*

Exhibit Number	Description
10.43
Succession and Advisory Services Letter Agreement between Synovus and Kessel D. Stelling dated as of December 17, 2020, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated December 17, 2020, as filed with the SEC on December 17, 2020.*

10.44
Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2021, as filed with the SEC on May 6, 2021.*

10.45
Synovus Financial Corp. 2021 Director Stock Purchase Plan, incorporated by reference to Exhibit 10.3 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2021, as filed with the SEC on May 6, 2021.*

10.46
Synovus Financial Corp. 2021 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.4 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2021, as filed with the SEC on May 6, 2021.*

10.47
Form of Director Restricted Stock Unit Agreement for restricted stock awards to directors under the Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.5 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2021, as filed with the SEC on May 6, 2021.*

10.48	Form of Restricted Stock Unit Agreement for restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan.*

10.49	Form of Cash-Settled Restricted Stock Unit Agreement for cash-settled restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan.*

10.50	Form of Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan.*

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 99.1 of Synovus' Current Report on Form 8-K dated October 24, 2014, as filed with the SEC on October 24,2014.

21.1	Subsidiaries of Synovus Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2021 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

104	Cover Page Interactive Data File (formatted as inline XBRL and included in Exhibit 101).

*	Indicates management contracts and compensatory plans and arrangements.
(b) Exhibits
See the response to Item 15(a)(3) above.

(c) Financial Statement Schedules
See the response to Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date:	February 25, 2022	By:	/s/ Kevin S. Blair
Kevin S. Blair
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin S. Blair. and Andrew J. Gregory, Jr. and each of them, his or her true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.
    Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin S. Blair	President, Chief Executive Officer and Director	February 25, 2022
Kevin S. Blair	(Principal Executive Officer)

/s/ Andrew J. Gregory, Jr.	Executive Vice President and Chief Financial Officer	February 25, 2022
Andrew J. Gregory, Jr.	(Principal Financial Officer)

/s/ Jill K. Hurley	Chief Accounting Officer	February 25, 2022
Jill K. Hurley	(Principal Accounting Officer)

/s/ Tim E. Bentsen	Director	February 25, 2022
Tim E. Bentsen

/s/ F. Dixon Brooke, Jr.	Director	February 25, 2022
F. Dixon Brooke, Jr.

/s/ Stephen T. Butler	Director	February 25, 2022
Stephen T. Butler

/s/ Elizabeth W. Camp	Director	February 25, 2022
Elizabeth W. Camp

/s/ Pedro Cherry	Director	February 25, 2022
Pedro Cherry

Signature	Title	Date

/s/ Diana M. Murphy	Director	February 25, 2022
Diana M. Murphy

/s/ Harris Pastides	Director	February 25, 2022
Harris Pastides

/s/ Joseph J. Prochaska, Jr.	Director	February 25, 2022
Joseph J. Prochaska, Jr.

/s/ John Stallworth	Director	February 25, 2022
John Stallworth

/s/ Kessel D. Stelling	Executive Chairman of the Board	February 25, 2022
Kessel D. Stelling

/s/ Barry L. Storey	Director	February 25, 2022
Barry L. Storey

/s/ Teresa White	Director	February 25, 2022
Teresa White