Form 10-Q
period 2022-03-31
SYNOVUS FINANCIAL CORP
filed 2022-05-03
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
Commission file number 1-10312

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 30, 2022, 145,340,935 shares of the registrant's common stock, $1.00 par value, were outstanding.

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
CRA – Community Reinvestment Act
CRE – Commercial real estate
ESG – Environmental, social, and governance
EVE – Economic value of equity
Exchange Act – Securities Exchange Act of 1934, as amended
FASB – Financial Accounting Standards Board
FCA – Financial Conduct Authority, a regulatory authority of the United Kingdom
FDIC – Federal Deposit Insurance Corporation
Federal Reserve Bank – One of the 12 banks that are the operating arms of the U.S. central bank. They implement the policies of the Federal Reserve Board, supervise bank holding companies and certain banking institutions, and also conduct economic research
i

Federal Reserve Board – The 7-member Board of Governors that oversees the Federal Reserve System, establishes monetary policy (interest rates, credit, etc.), and monitors the economic health of the country. Its members are appointed by the President subject to Senate confirmation, and serve 14-year terms
Federal Reserve System or Federal Reserve – The Federal Reserve Board plus 12 Federal Reserve Banks, with each one serving member banks in its own district. The Federal Reserve, has broad regulatory powers over the money supply and the credit structure of the economy
FFIEC – Federal Financial Institutions Examination Council
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
OCI – Other comprehensive income (loss)
ORE – Other real estate
Parent Company – Synovus Financial Corp.
PPP – Paycheck Protection Program established as part of the CARES Act and launched on April 3, 2020 by the SBA and Treasury
SAB – Staff Accounting Bulletin
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

SOFR – Secured Overnight Financing Rate
Synovus – Synovus Financial Corp.
Synovus Bank – A Georgia state-chartered bank and wholly-owned subsidiary of Synovus through which Synovus conducts its banking operations
Synovus' 2021 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2021
Synovus Forward – Synovus' revenue growth and expense efficiency initiatives announced in January of 2020
Synovus Securities – Synovus Securities, Inc., a wholly-owned subsidiary of Synovus
Synovus Trust – Synovus Trust Company, N.A., a wholly-owned subsidiary of Synovus Bank
TDR – Troubled debt restructuring (as defined in ASC 310-40)
TE – Taxable equivalent
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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$557,178	$432,925
Interest-bearing funds with Federal Reserve Bank	941,272	2,479,006
Interest earning deposits with banks	27,411	25,535
Federal funds sold and securities purchased under resale agreements	27,642	72,387
Total cash, cash equivalents, and restricted cash	1,553,503	3,009,853
Investment securities available for sale, at fair value	10,463,101	10,918,329
Loans held for sale (includes $111,992 and $108,198 measured at fair value, respectively)	723,921	750,642
Loans, net of deferred fees and costs	40,169,150	39,311,958
Allowance for loan losses	(414,956)	(427,597)
Loans, net	39,754,194	38,884,361
Cash surrender value of bank-owned life insurance	1,075,175	1,068,616
Premises, equipment, and software, net	386,631	407,241
Goodwill	452,390	452,390
Other intangible assets, net	33,478	35,596
Other assets	1,977,156	1,790,198
Total assets	$56,419,549	$57,317,226
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$16,611,344	$16,392,653
Interest-bearing deposits	32,044,900	33,034,623
Total deposits	48,656,244	49,427,276
Federal funds purchased and securities sold under repurchase agreements	501,124	264,133
Long-term debt	805,259	1,204,229
Other liabilities	1,632,287	1,124,788
Total liabilities	51,594,914	52,020,426
Shareholders' Equity
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,143 shares; issued 169,912,021 and 169,383,758; outstanding 145,334,763 and 145,010,086	169,912	169,384
Additional paid-in capital	3,899,269	3,894,109
Treasury stock, at cost; 24,577,258 and 24,373,672 shares	(941,168)	(931,497)
Accumulated other comprehensive income (loss), net	(662,065)	(82,321)
Retained earnings	1,821,542	1,709,980
Total shareholders' equity	4,824,635	5,296,800
Total liabilities and shareholders' equity	$56,419,549	$57,317,226

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Interest income:
Loans, including fees	$361,091	$372,491
Investment securities available for sale	47,249	29,458
Loans held for sale	6,182	6,462
Federal Reserve Bank balances	788	673
Other earning assets	752	733
Total interest income	416,062	409,817
Interest expense:
Deposits	13,659	25,018
Long-term debt	10,144	10,908
Other borrowings	11	34
Total interest expense	23,814	35,960
Net interest income	392,248	373,857
Provision for (reversal of) credit losses	11,400	(18,575)
Net interest income after provision for (reversal of) credit losses	380,848	392,432
Non-interest revenue:
Service charges on deposit accounts	22,539	20,033
Fiduciary and asset management fees	20,277	17,954
Card fees	14,756	11,996
Brokerage revenue	14,655	12,974
Mortgage banking income	5,953	22,315
Capital markets income	5,472	7,505
Income from bank-owned life insurance	6,556	8,843
Investment securities gains (losses), net	—	(1,990)
Other non-interest revenue	15,126	11,326
Total non-interest revenue	105,334	110,956
Non-interest expense:
Salaries and other personnel expense	164,684	161,477
Net occupancy, equipment, and software expense	42,877	41,134
Third-party processing and other services	20,996	20,032
Professional fees	8,474	9,084
FDIC insurance and other regulatory fees	6,250	5,579
Restructuring charges	(6,424)	531
Other operating expense	35,593	29,297
Total non-interest expense	272,450	267,134
Income before income taxes	213,732	236,254
Income tax expense	42,695	49,161
Net income	171,037	187,093
Less: Preferred stock dividends	8,291	8,291
Net income available to common shareholders	$162,746	$178,802
Net income per common share, basic	$1.12	$1.20
Net income per common share, diluted	1.11	1.19
Weighted average common shares outstanding, basic	145,273	148,467
Weighted average common shares outstanding, diluted	146,665	149,780

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
	2022			2021
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$213,732	$(42,695)	$171,037	$236,254	$(49,161)	$187,093
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	(621,482)	147,023	(474,459)	(165,241)	42,781	(122,460)
Reclassification adjustment for realized (gains) losses included in net income	—	—	—	1,990	(515)	1,475
Net change	(621,482)	147,023	(474,459)	(163,251)	42,266	(120,985)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(135,978)	32,361	(103,617)	(29,057)	7,874	(21,183)
Reclassification adjustment for realized (gains) losses included in net income	(2,189)	521	(1,668)	(1,599)	410	(1,189)
Net change	(138,167)	32,882	(105,285)	(30,656)	8,284	(22,372)
Total other comprehensive income (loss)	$(759,649)	$179,905	$(579,744)	$(193,907)	$50,550	$(143,357)
Comprehensive income (loss)			$(408,707)			$43,736

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2021	$537,145	$169,384	$3,894,109	$(931,497)	$(82,321)	$1,709,980	$5,296,800
Net income	—	—	—	—	—	171,037	171,037
Other comprehensive income (loss), net of income taxes	—	—	—	—	(579,744)	—	(579,744)
Cash dividends declared on common stock - $0.34 per share	—	—	—	—	—	(49,442)	(49,442)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(8,291)	(8,291)
Repurchases of common stock including costs to repurchase	—	—	—	(9,671)	—	—	(9,671)
Restricted share unit vesting and taxes paid related to net share settlement	—	302	(4,282)	—	—	(1,742)	(5,722)
Stock options exercised, net	—	226	1,541	—	—	—	1,767
Share-based compensation expense	—	—	7,901	—	—	—	7,901
Balance at March 31, 2022	$537,145	$169,912	$3,899,269	$(941,168)	$(662,065)	$1,821,542	$4,824,635

Balance at December 31, 2020	$537,145	$168,133	$3,851,208	$(731,806)	$158,635	$1,178,019	$5,161,334
Net income	—	—	—	—	—	187,093	187,093
Other comprehensive income (loss), net of income taxes	—	—	—	—	(143,357)	—	(143,357)
Cash dividends declared on common stock - $0.33 per share	—	—	—	—	—	(49,093)	(49,093)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(8,291)	(8,291)
Restricted share unit vesting and taxes paid related to net share settlement	—	271	(6,456)	—	—	—	(6,185)
Stock options exercised, net	—	574	11,978	—	—	—	12,552
Warrants exercised with net settlement and common stock reissued	—	—	(113)	116	—	(3)	—
Share-based compensation expense	—	—	7,664	—	—	—	7,664
Balance at March 31, 2021	$537,145	$168,978	$3,864,281	$(731,690)	$15,278	$1,307,725	$5,161,717

(1)    For the three months ended March 31, 2022 and 2021, dividends per share were $0.39 and $0.37 for Series D and Series E Preferred Stock, respectively.
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating Activities
Net income	$171,037	$187,093
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	11,400	(18,575)
Depreciation, amortization, and accretion, net	27,109	52,395
Deferred income tax expense (benefit)	1,250	17,926
Originations of loans held for sale	(915,873)	(1,075,343)
Proceeds from sales and payments on loans held for sale	946,187	857,872
Gain on sales of loans held for sale, net	(4,647)	(16,293)
(Increase) decrease in other assets	(58,709)	17,437
Increase (decrease) in other liabilities	(5,433)	(11,936)
Investment securities (gains) losses, net	—	1,990
Share-based compensation expense	8,334	7,664
Other	677	—
Net cash provided by (used in) operating activities	181,332	20,230
Investing Activities
Proceeds from maturities and principal collections of investment securities available for sale	642,957	852,628
Proceeds from sales of investment securities available for sale	—	223,977
Purchases of investment securities available for sale	(820,120)	(2,125,567)
Proceeds from sales of loans	39,568	21,535
Purchases of loans	(181,335)	(606,985)
Net (increase) decrease in loans	(726,686)	5,084
Net (purchases) redemptions of Federal Home Loan Bank stock	(13,827)	(1,200)
Net (purchases) redemptions of Federal Reserve Bank stock	(424)	—
Net proceeds from settlement (purchases) of bank-owned life insurance policies	—	3,784
Net increase in premises, equipment and software	(2,662)	(4,027)
Other	28,464	1,247
Net cash provided by (used in) investing activities	(1,034,065)	(1,629,524)
Financing Activities
Net increase (decrease) in deposits	(771,032)	677,380
Net increase in federal funds purchased and securities sold under repurchase agreements	236,991	65,737
Net increase (decrease) in other short-term borrowings	400,192	(7,717)
Repayments and redemption of long-term debt	(400,000)	—
Dividends paid to common shareholders	(47,851)	(48,834)
Dividends paid to preferred shareholders	(8,291)	(8,291)
Repurchases of common stock	(9,671)	—
Issuances, net of taxes paid, under equity compensation plans	(3,955)	6,368
Net cash provided by (used in) financing activities	(603,617)	684,643
Increase (decrease) in cash and cash equivalents including restricted cash	(1,456,350)	(924,651)
Cash, cash equivalents, and restricted cash, at beginning of period	3,009,853	4,252,917
Cash, cash equivalents, and restricted cash at end of period	$1,553,503	$3,328,266

Supplemental Disclosures:
Income taxes paid	$46,493	$48,505
Interest paid	27,278	46,599
Non-cash Activities
Securities purchased during the period but settled after period-end	—	53,699
Premises and equipment transferred to other assets held for sale	11,712	—
Loans foreclosed and transferred to other real estate	—	720
Loans transferred (from) to other loans held for sale at fair value	(1,055)	—
See accompanying notes to unaudited interim consolidated financial statements.

Notes to Unaudited Interim Consolidated Financial Statements
Note 1 - Basis of Presentation and Accounting Policies
General
The accompanying unaudited interim consolidated financial statements of Synovus Financial Corp. include the accounts of the Parent Company and its consolidated subsidiaries. Synovus Financial Corp. is a financial services company based in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and consumer banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, mortgage services, premium finance, asset-based lending, structured lending, and international banking. Synovus also provides financial planning, and investment advisory services through its wholly-owned subsidiaries, Synovus Trust and Synovus Securities, as well as its GLOBALT and Creative Financial Group divisions. Synovus Bank is positioned in markets in the Southeast, with 272 branches and 370 ATMs in Alabama, Florida, Georgia, South Carolina, and Tennessee.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income (loss), and cash flows in conformity with GAAP. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this Report have been included. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Synovus' 2021 Form 10-K.
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
Material estimates that are particularly susceptible to change relate to the determination of the ACL, estimates of fair value, income taxes, and contingent liabilities.
Recent Accounting Pronouncements
The following table provides a brief description of accounting standards adopted or issued in 2022 that could have a material impact to the Company's consolidated financial statements upon adoption in the future.

Standard	Description	Required date of adoption	Effect on Company's financial statements or other significant matters
Standards Adopted (or partially adopted )
ASU 2021-01, Reference Rate Reform (Topic 848)
In January 2021, the FASB issued ASU 2021-01 which provides optional expedients and exceptions in Topic 848 for derivative instruments and hedge accounting modifications resulting from the discounting transition of reference rate reform.
		This ASU is effective upon issuance and can be applied through December 31, 2022.	The Company is in the process of evaluating and applying, as applicable, the optional expedients and exceptions in accounting for eligible contract modifications, eligible existing hedging relationships and new hedging relationships. The application of this guidance has not had and is not expected to have a material impact to the consolidated financial statements.

Standard	Description	Required date of adoption	Effect on Company's financial statements or other significant matters
Standards Issued But Not Yet Adopted
ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure
In March 2022, the FASB issued ASU 2022-02 to eliminate TDR accounting guidance while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The ASU also provides guidance for vintage table disclosures and gross write-offs. The ASU requires an entity to disclose current-period gross write-offs by year of origination for financing receivables within the scope of Subtopic 326-20.
		January 1, 2023. Early adoption is permitted as of an interim period with retrospective application back to the beginning of the fiscal year.	The Company is currently evaluating the potential financial statement impact from the implementation of this standard.
SAB 121, Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users	In March 2022, the SEC released SAB 121 to add interpretive guidance for entities to consider when they have obligations to safeguard crypto-assets held for clients. The new guidance requires reporting entities who allow clients to transact in crypto-assets and act as a custodian to record a liability with a corresponding asset regardless of whether they control the crypto-asset. The crypto-asset will need to be marked at fair value for each reporting period. The new guidance requires disclosures in the footnotes to address the amount of crypto-assets reported, and the safeguarding and recordkeeping of the assets.	June 30, 2022, with retrospective application back to the beginning of the fiscal year.	The Company is currently evaluating the potential financial statement impact from the implementation of this standard.

Note 2 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at March 31, 2022 and December 31, 2021 are summarized below.

	March 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$414,397	$—	$(19,811)	$394,586
U.S. Government agency securities	52,865	411	(1,471)	51,805
Mortgage-backed securities issued by U.S. Government agencies	733,289	60	(46,605)	686,744
Mortgage-backed securities issued by U.S. Government sponsored enterprises	8,169,609	4,937	(553,915)	7,620,631
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	877,362	326	(54,810)	822,878
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	554,868	1,020	(25,092)	530,796
Asset-backed securities	337,037	—	—	337,037
Corporate debt securities and other debt securities	18,333	291	—	18,624
Total investment securities available for sale	$11,157,760	$7,045	$(701,704)	$10,463,101

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$120,465	$—	$(2,627)	$117,838
U.S. Government agency securities	53,214	1,374	(387)	54,201
Mortgage-backed securities issued by U.S. Government agencies	790,329	768	(11,464)	779,633
Mortgage-backed securities issued by U.S. Government sponsored enterprises	8,063,890	50,491	(102,080)	8,012,301
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	951,691	4,658	(16,726)	939,623
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	479,420	8,644	(6,320)	481,744
Asset-backed securities	514,188	—	—	514,188
Corporate debt securities and other debt securities	18,309	492	—	18,801
Total investment securities available for sale	$10,991,506	$66,427	$(139,604)	$10,918,329

At March 31, 2022 and December 31, 2021, investment securities with a carrying value of $3.74 billion and $4.03 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2022 and December 31, 2021 are presented below.

	March 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$328,920	$(14,282)	$44,313	$(5,529)	$373,233	$(19,811)
U.S. Government agency securities	20,691	(1,471)	—	—	20,691	(1,471)
Mortgage-backed securities issued by U.S. Government agencies	316,662	(19,328)	365,096	(27,277)	681,758	(46,605)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	5,225,550	(365,535)	1,966,572	(188,380)	7,192,122	(553,915)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	366,174	(18,823)	441,167	(35,987)	807,341	(54,810)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	224,955	(8,847)	146,528	(16,245)	371,483	(25,092)
Total	$6,482,952	$(428,286)	$2,963,676	$(273,418)	$9,446,628	$(701,704)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$49,648	$(379)	$47,590	$(2,248)	$97,238	$(2,627)
U.S. Government agency securities	21,760	(387)	—	—	21,760	(387)
Mortgage-backed securities issued by U.S. Government agencies	461,078	(5,858)	244,264	(5,606)	705,342	(11,464)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	5,729,476	(82,671)	643,758	(19,409)	6,373,234	(102,080)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	187,431	(3,981)	504,238	(12,745)	691,669	(16,726)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	146,672	(2,951)	83,533	(3,369)	230,205	(6,320)
Total	$6,596,065	$(96,227)	$1,523,383	$(43,377)	$8,119,448	$(139,604)

As of March 31, 2022, Synovus had 227 investment securities in a loss position for less than twelve months and 76 investment securities in a loss position for twelve months or longer. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses. As such, no write-downs to the amortized cost basis of the portfolio were recorded at March 31, 2022.
At March 31, 2022, no ACL was established for investment securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. U.S. Treasury and agency securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government, an agency of the United States government, or a government sponsored enterprise.
The amortized cost and fair value by contractual maturity of investment securities available for sale at March 31, 2022 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at March 31, 2022
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$21,353	$343,202	$49,842	$—	$414,397
U.S. Government agency securities	455	273	52,137	—	52,865
Mortgage-backed securities issued by U.S. Government agencies	—	835	—	732,454	733,289
Mortgage-backed securities issued by U.S. Government sponsored enterprises	11	—	136,502	8,033,096	8,169,609
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	129	—	877,233	877,362
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	251,596	225,872	77,400	554,868
Asset-backed securities	337,037	—	—	—	337,037
Corporate debt securities and other debt securities	9,501	—	8,832	—	18,333
Total amortized cost	$368,357	$596,035	$473,185	$9,720,183	$11,157,760

Fair Value
U.S. Treasury securities	$21,353	$328,920	$44,313	$—	$394,586
U.S. Government agency securities	462	275	51,068	—	51,805
Mortgage-backed securities issued by U.S. Government agencies	—	845	—	685,899	686,744
Mortgage-backed securities issued by U.S. Government sponsored enterprises	11	—	134,665	7,485,955	7,620,631
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	130	—	822,748	822,878
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	244,983	209,622	76,191	530,796
Asset-backed securities	337,037	—	—	—	337,037
Corporate debt securities and other debt securities	9,506	—	9,118	—	18,624
Total fair value	$368,369	$575,153	$448,786	$9,070,793	$10,463,101

Gross gains and gross losses on sales of securities available for sale for the three months ended March 31, 2022 and 2021 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income (loss) at the time of sale.

	Three Months Ended March 31,
(in thousands)	2022	2021
Gross realized gains on sales	$—	$—
Gross realized losses on sales	—	(1,990)
Investment securities gains (losses), net	$—	$(1,990)

Note 3 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of March 31, 2022 and December 31, 2021.

	March 31, 2022
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$12,585,055	$9,298	$370	$9,668	$42,697	$22,191	$12,659,611
Owner-occupied	7,677,569	4,291	—	4,291	6,906	3,948	7,692,714
Total commercial and industrial	20,262,624	13,589	370	13,959	49,603	26,139	20,352,325
Investment properties	10,037,457	1,931	469	2,400	4,923	2,365	10,047,145
1-4 family properties	616,706	1,424	302	1,726	2,242	—	620,674
Land and development	474,875	571	—	571	2,053	—	477,499
Total commercial real estate	11,129,038	3,926	771	4,697	9,218	2,365	11,145,318
Consumer mortgages	5,017,739	4,114	153	4,267	29,997	—	5,052,003
Home equity	1,404,435	3,052	—	3,052	8,851	3	1,416,341
Credit cards	185,859	1,174	1,214	2,388	—	—	188,247
Other consumer loans	1,991,939	16,463	559	17,022	5,955	—	2,014,916
Total consumer	8,599,972	24,803	1,926	26,729	44,803	3	8,671,507
Loans, net of deferred fees and costs	$39,991,634	$42,318	$3,067	$45,385	$103,624	$28,507	$40,169,150

	December 31, 2021
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$12,068,740	$13,378	$3,953	$17,331	$37,918	$23,869	$12,147,858
Owner-occupied	7,460,184	3,627	59	3,686	7,146	4,050	7,475,066
Total commercial and industrial	19,528,924	17,005	4,012	21,017	45,064	27,919	19,622,924
Investment properties	9,894,924	1,285	717	2,002	3,273	2,577	9,902,776
1-4 family properties	639,631	1,182	93	1,275	4,535	28	645,469
Land and development	463,949	845	154	999	1,918	—	466,866
Total commercial real estate	10,998,504	3,312	964	4,276	9,726	2,605	11,015,111
Consumer mortgages	5,033,537	6,257	126	6,383	29,078	—	5,068,998
Home equity	1,349,027	2,619	—	2,619	9,773	—	1,361,419
Credit cards	201,929	1,233	1,010	2,243	—	—	204,172
Other consumer loans	2,011,430	20,369	658	21,027	6,877	—	2,039,334
Total consumer	8,595,923	30,478	1,794	32,272	45,728	—	8,673,923
Loans, net of deferred fees and costs	$39,123,351	$50,795	$6,770	$57,565	$100,518	$30,524	$39,311,958

Interest income on non-accrual loans outstanding that would have been recorded if the loans had been current and performing in accordance with their original terms was $3.1 million and $3.4 million for the three months ended March 31, 2022 and 2021, respectively. Of the interest income recognized during the three months ended March 31, 2022 and 2021, cash-basis interest income was $347 thousand and $622 thousand, respectively.
Pledged Loans
Loans with carrying values of $14.58 billion and $14.19 billion, respectively, were pledged as collateral for borrowings and capacity at March 31, 2022 and December 31, 2021, respectively, to the FHLB and Federal Reserve Bank.

Portfolio Segment Risk Factors
The risk characteristics and collateral information of each portfolio segment are as follows:
Commercial and Industrial Loans - The C&I loan portfolio is primarily comprised of general middle market and commercial banking clients across a diverse set of industries. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. These loans are secured by collateral such as business equipment, inventory, and real estate. Credit decisions on loans in the C&I portfolio are based on cash flow from the operations of the business as the primary source of repayment of the debt, with underlying real estate or other collateral being the secondary source of repayment. PPP loans, which are categorized as C&I loans, were $202.9 million at March 31, 2022 and are guaranteed by the SBA.
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
Consumer Loans - The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network including first and second residential mortgages, home equity, and consumer credit card loans, as well as home improvement loans, student, personal, and auto loans from third-party lending ("other consumer loans"). Together, consumer mortgages and home equity comprise the majority of Synovus' consumer loans and are secured by first and second liens on residential real estate primarily located in the markets served by Synovus. The primary source of repayment for all consumer loans is generally the personal income of the borrower(s).
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
In the following tables, consumer loans are generally assigned a risk grade similar to the classifications described above; however, upon reaching 90 days and 120 days past due, they are generally downgraded to Substandard and Loss, respectively, in accordance with the FFIEC Retail Credit Classification Policy. Additionally, in accordance with Interagency Supervisory Guidance, the risk grade classifications of consumer loans (consumer mortgages and home equity) secured by junior liens on 1-4 family residential properties also consider available information on the payment status of any associated senior liens with other financial institutions.
The following tables summarize each loan portfolio class by risk grade and origination year as of March 31, 2022 and December 31, 2021 as required under CECL.

	March 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2022	2021	2020	2019	2018	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$307,165	$2,248,128	$1,274,145	$877,338	$605,200	$1,280,187	$5,672,387	$33,813	$12,298,363
Special Mention	202	2,235	14,635	9,784	8,486	4,156	87,585	—	127,083
Substandard(1)	2,867	11,969	47,998	46,234	11,331	45,537	63,546	362	229,844
Doubtful(2)	—	464	—	—	3,620	—	48	—	4,132
Loss(3)	—	—	—	—	—	—	189	—	189
Total commercial, financial and agricultural	310,234	2,262,796	1,336,778	933,356	628,637	1,329,880	5,823,755	34,175	12,659,611
Owner-occupied
Pass	400,161	1,752,472	1,199,572	1,044,709	822,093	1,659,184	575,265	—	7,453,456
Special Mention	138	691	83,388	5,089	19,983	46,836	—	—	156,125
Substandard(1)	315	7,269	1,276	8,529	37,274	28,211	—	—	82,874
Loss(3)	—	259	—	—	—	—	—	—	259
Total owner-occupied	400,614	1,760,691	1,284,236	1,058,327	879,350	1,734,231	575,265	—	7,692,714
Total commercial and industrial	710,848	4,023,487	2,621,014	1,991,683	1,507,987	3,064,111	6,399,020	34,175	20,352,325
Investment properties
Pass	502,093	2,995,934	1,514,881	1,611,876	997,818	1,872,911	251,150	—	9,746,663
Special Mention	—	6,545	—	32,606	30,827	87,595	33,558	—	191,131
Substandard(1)	1,252	523	953	5,426	56,611	23,253	21,333	—	109,351
Total investment properties	503,345	3,003,002	1,515,834	1,649,908	1,085,256	1,983,759	306,041	—	10,047,145
1-4 family properties
Pass	73,676	245,278	70,143	43,125	38,539	91,502	47,599	—	609,862
Special Mention	243	190	537	638	—	235	—	—	1,843
Substandard(1)	1,750	2,297	6	564	2,004	2,303	45	—	8,969
Total 1-4 family properties	75,669	247,765	70,686	44,327	40,543	94,040	47,644	—	620,674

Land and development
Pass	24,697	138,267	37,147	69,216	23,133	97,030	45,900	—	435,390
Special Mention	—	—	790	—	31,160	1,160	—	—	33,110
Substandard(1)	186	392	323	651	2,985	4,462	—	—	8,999
Total land and development	24,883	138,659	38,260	69,867	57,278	102,652	45,900	—	477,499
Total commercial real estate	603,897	3,389,426	1,624,780	1,764,102	1,183,077	2,180,451	399,585	—	11,145,318

	March 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2022	2021	2020	2019	2018	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Consumer mortgages
Pass	227,036	1,265,235	1,494,751	519,494	195,449	1,293,538	306	—	4,995,809
Substandard(1)	21	2,362	5,114	6,846	11,307	29,778	—	—	55,428
Loss(3)	—	—	—	4	—	762	—	—	766
Total consumer mortgages	227,057	1,267,597	1,499,865	526,344	206,756	1,324,078	306	—	5,052,003
Home equity
Pass	—	—	—	—	—	—	1,192,522	210,986	1,403,508
Substandard(1)	—	—	—	—	—	—	6,780	5,488	12,268
Doubtful(2)	—	—	—	—	—	—	—	—	—
Loss(3)	—	—	—	—	—	—	426	139	565
Total home equity	—	—	—	—	—	—	1,199,728	216,613	1,416,341
Credit cards
Pass	—	—	—	—	—	—	187,035	—	187,035
Substandard(1)	—	—	—	—	—	—	451	—	451
Loss(4)	—	—	—	—	—	—	761	—	761
Total credit cards	—	—	—	—	—	—	188,247	—	188,247
Other consumer loans
Pass	30,863	705,823	627,569	104,053	46,362	189,427	303,456	—	2,007,553
Substandard(1)	114	793	1,510	1,989	1,196	1,559	184	—	7,345
Loss(4)	—	—	—	—	—	18	—	—	18
Total other consumer loans	30,977	706,616	629,079	106,042	47,558	191,004	303,640	—	2,014,916
Total consumer	258,034	1,974,213	2,128,944	632,386	254,314	1,515,082	1,691,921	216,613	8,671,507
Loans, net of deferred fees and costs	$1,572,779	$9,387,126	$6,374,738	$4,388,171	$2,945,378	$6,759,644	$8,490,526	$250,788	$40,169,150

(1)    The majority of loans within Substandard risk grade are accruing loans at March 31, 2022.
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

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2021	2020	2019	2018	2017	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$2,396,717	$1,332,549	$922,396	$607,918	$433,045	$903,995	$5,151,981	$42,809	$11,791,410
Special Mention	2,731	15,166	17,571	10,433	2,242	2,489	71,996	—	122,628
Substandard(1)	16,105	50,979	40,125	10,383	16,473	37,565	51,442	33	223,105
Doubtful(2)	469	—	1,601	8,512	—	—	48	—	10,630
Loss(3)	—	—	—	—	—	—	85	—	85
Total commercial, financial and agricultural	2,416,022	1,398,694	981,693	637,246	451,760	944,049	5,275,552	42,842	12,147,858
Owner-occupied
Pass	1,776,086	1,276,797	1,117,825	858,721	708,942	1,116,766	437,724	—	7,292,861
Special Mention	702	19,950	4,724	10,202	18,109	36,481	—	—	90,168
Substandard(1)	7,312	1,294	8,386	43,276	6,169	25,329	—	—	91,766
Loss(3)	271	—	—	—	—	—	—	—	271
Total owner-occupied	1,784,371	1,298,041	1,130,935	912,199	733,220	1,178,576	437,724	—	7,475,066
Total commercial and industrial	4,200,393	2,696,735	2,112,628	1,549,445	1,184,980	2,122,625	5,713,276	42,842	19,622,924
Investment properties
Pass	2,823,978	1,463,503	1,905,534	1,019,765	738,036	1,317,634	278,697	—	9,547,147
Special Mention	6,163	—	32,290	63,900	59,194	44,532	33,659	—	239,738
Substandard(1)	1,465	326	8,550	57,127	3,564	23,505	21,354	—	115,891
Total investment properties	2,831,606	1,463,829	1,946,374	1,140,792	800,794	1,385,671	333,710	—	9,902,776
1-4 family properties
Pass	295,082	82,976	51,939	43,025	49,057	57,025	55,588	—	634,692
Special Mention	192	207	641	—	—	239	—	—	1,279
Substandard(1)	1,999	—	566	4,222	489	2,177	45	—	9,498
Total 1-4 family properties	297,273	83,183	53,146	47,247	49,546	59,441	55,633	—	645,469
Land and development
Pass	141,614	42,201	77,868	34,058	37,167	44,989	44,730	—	422,627
Special Mention	—	800	1,900	31,458	—	1,179	—	—	35,337
Substandard(1)	824	1,149	46	3,021	807	3,055	—	—	8,902
Total land and development	142,438	44,150	79,814	68,537	37,974	49,223	44,730	—	466,866
Total commercial real estate	3,271,317	1,591,162	2,079,334	1,256,576	888,314	1,494,335	434,073	—	11,015,111

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2021	2020	2019	2018	2017	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Consumer mortgages
Pass	1,274,999	1,556,733	572,467	216,277	392,492	1,001,771	255	—	5,014,994
Substandard(1)	1,031	3,680	5,943	12,387	5,717	25,025	—	—	53,783
Loss(3)	—	—	5	—	—	216	—	—	221
Total consumer mortgages	1,276,030	1,560,413	578,415	228,664	398,209	1,027,012	255	—	5,068,998
Home equity
Pass	—	—	—	—	—	—	1,199,556	146,635	1,346,191
Substandard(1)	—	—	—	—	—	—	9,058	5,372	14,430
Loss(3)	—	—	—	—	—	—	658	140	798
Total home equity	—	—	—	—	—	—	1,209,272	152,147	1,361,419
Credit cards
Pass	—	—	—	—	—	—	203,161	—	203,161
Substandard(1)	—	—	—	—	—	—	348	—	348
Loss(4)	—	—	—	—	—	—	663	—	663
Total credit cards	—	—	—	—	—	—	204,172	—	204,172
Other consumer loans
Pass	654,419	708,937	127,131	49,993	86,175	97,765	306,500	—	2,030,920
Substandard(1)	668	1,550	2,064	1,308	1,892	750	162	—	8,394
Loss(4)	—	—	—	—	—	20	—	—	20
Total other consumer loans	655,087	710,487	129,195	51,301	88,067	98,535	306,662	—	2,039,334
Total consumer	1,931,117	2,270,900	707,610	279,965	486,276	1,125,547	1,720,361	152,147	8,673,923
Loans, net of deferred fees and costs	$9,402,827	$6,558,797	$4,899,572	$3,085,986	$2,559,570	$4,742,507	$7,867,710	$194,989	$39,311,958

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
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three months ended March 31, 2022.

Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the three months ended March 31, 2022 and 2021.

	As Of and For the Three Months Ended March 31, 2022
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2021	$188,364	$97,760	$141,473	$427,597
Charge-offs	(13,763)	(2,456)	(8,928)	(25,147)
Recoveries	2,363	361	3,814	6,538
Provision for (reversal of) loan losses	1,758	(969)	5,179	5,968
Ending balance at March 31, 2022	$178,722	$94,696	$141,538	$414,956

	As Of and For the Three Months Ended March 31, 2021
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2020	$229,555	$130,742	$245,439	$605,736
Charge-offs	(9,417)	(10,319)	(5,589)	(25,325)
Recoveries	2,772	1,026	1,323	5,121
Provision for (reversal of) loan losses	31,867	(7,637)	(46,548)	(22,318)
Ending balance at March 31, 2021	$254,777	$113,812	$194,625	$563,214

The ALL of $415.0 million and the reserve for unfunded commitments of $47.3 million, which is recorded in other liabilities, comprise the total ACL of $462.3 million at March 31, 2022. The ACL decreased $7.2 million compared to the December 31, 2021 ACL of $469.5 million, which consisted of an ALL of $427.6 million and the reserve for unfunded commitments of $41.9 million. The ACL to loans coverage ratio of 1.15% at March 31, 2022 was 4 bps lower compared to December 31, 2021.
The reduction in the ACL resulted primarily from continued positive trends in our credit performance and loan mix mostly offset by an increase in the downside weighting of the multiple scenario model which reflects increased economic uncertainty from inflation concerns and geopolitical tensions and slowed the pace of the allowance decline this quarter.
The ACL is estimated using a two-year reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reverts on a straight-line basis back to the historical rates over a one-year period. Synovus utilizes multiple economic forecast scenarios sourced from a reputable third-party provider and probability-weighted internally. The scenarios include a baseline forecast, an upside scenario reflecting an accelerated recovery, a downside scenario that reflects adverse economic conditions, and an additional adverse scenario that assumes consistent slow growth that is less optimistic than the baseline. At March 31, 2022, economic scenario weights incorporated a 64% downside bias to the baseline scenario compared to 43% at December 31, 2021. The baseline outlook used in the March 31, 2022 estimate showed stable economic conditions with the unemployment rate improving to 3.4% by the end of 2022, compared to 3.7% used in the December 31, 2021 ACL estimate. The downside scenario that assumes consistent slow growth is the highest internally-weighted economic scenario and includes an unemployment rate of 4.7% by the end of 2022.
The provision for credit losses of $11.4 million for the three months ended March 31, 2022 included net charge-offs of $18.6 million and also represented a slowing of allowance releases due primarily to the increased economic uncertainty noted above. $3.8 million in reserves were also added as a result of purchases of $181.3 million of third-party lending loans for the three months ended March 31, 2022.

TDRs
Information about Synovus' TDRs is presented in the following tables. Synovus began entering into loan modifications with borrowers in response to the COVID-19 pandemic under the CARES Act, some of which had not been classified as TDRs. The CARES Act election period ended on January 1, 2022. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in Synovus' 2021 Form 10-K for information on Synovus' loan modifications due to COVID-19. The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the three months ended March 31, 2022 and 2021 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Three Months Ended March 31, 2022
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	33	$17,900	$541	$18,441
Owner-occupied	13	6,104	3,857	9,961
Total commercial and industrial	46	24,004	4,398	28,402
Investment properties	3	589	6,610	7,199
1-4 family properties	7	1,213	—	1,213
Land and development	3	2,731	—	2,731
Total commercial real estate	13	4,533	6,610	11,143
Consumer mortgages	7	1,017	104	1,121
Home equity	11	929	—	929
Other consumer loans	2	—	48	48
Total consumer	20	1,946	152	2,098
Total TDRs	79	$30,483	$11,160	$41,643	(2)

	Three Months Ended March 31, 2021
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	40	$3,233	$2,563	$5,796
Owner-occupied	5	1,254	399	1,653
Total commercial and industrial	45	4,487	2,962	7,449
Investment properties	5	1,984	—	1,984
1-4 family properties	5	463	39	502
Land and development	1	—	43	43
Total commercial real estate	11	2,447	82	2,529
Consumer mortgages	—	—	—	—
Home equity	13	587	162	749
Other consumer loans	73	129	4,619	4,748
Total consumer	86	716	4,781	5,497
Total TDRs	142	$7,650	$7,825	$15,475	(3)

(1)    Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the three months ending March 31, 2022 and 2021.
(2)    No net charge-offs were recorded during the three months ended March 31, 2022.
(3)    No net charge-offs were recorded during the three months ended March 31, 2021.

    For both the three months ended March 31, 2022 and March 31, 2021, there were no defaults on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments). As of March 31, 2022 and December 31, 2021, there were no commitments to lend a material amount of additional funds to any client whose loan was classified as a TDR.

Note 4 - Goodwill and Other Intangible Assets
During the first quarter of 2022, Synovus reorganized its internal management reporting structure to add an additional segment for Consumer Banking. The Consumer Banking segment was previously included in the Community Banking segment. In connection with the reorganization, management reallocated a portion of the Community Banking goodwill to Consumer Banking using a relative fair value approach. See "Part I - Item 1. Financial Statements and Supplementary Data - Note 10 - Segment Reporting" in this Report for additional information.
Goodwill allocated to each reporting unit at March 31, 2022 and December 31, 2021 is presented as follows:

(in thousands)	Wholesale Banking Reporting Unit	Community Banking Reporting Unit	Consumer Banking Reporting Unit	Mortgage Reporting Unit	Wealth Management Reporting Unit	Total Goodwill
Balance at December 31, 2021	$171,636	$256,323	$—	$—	$24,431	$452,390
Changes during the period from:
Reallocation	—	(114,701)	114,701	—	—	—
Balance at March 31, 2022	$171,636	$141,622	$114,701	$—	$24,431	$452,390

Goodwill is evaluated for impairment on an annual basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). Synovus performs its annual evaluation of goodwill impairment during the fourth quarter of each year. Due to the Company’s reorganization of its reporting structure during the first quarter of 2022, as described above, the Company performed a qualitative impairment assessment of the impacted reporting units and determined that performing a quantitative impairment test was not necessary.
The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2022 and December 31, 2021, which primarily consist of core deposit intangible assets. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. Aggregate other intangible assets amortization expense for the three months ended March 31, 2022 and 2021, was $2.1 million and $2.4 million, respectively.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2022
CDI	$57,400	$(30,005)	$27,395
Other	12,500	(6,417)	6,083
Total other intangible assets	$69,900	$(36,422)	$33,478

December 31, 2021
CDI	$57,400	$(28,178)	$29,222
Other	12,500	(6,126)	6,374
Total other intangible assets	$69,900	$(34,304)	$35,596

Note 5 - Shareholders' Equity and Other Comprehensive Income (Loss)
Repurchases of Common Stock
Synovus announced on January 20, 2022 that its Board of Directors authorized share repurchases of up to $300 million in 2022. During the three months ended March 31, 2022, Synovus repurchased under this program a total of $9.7 million, or 204 thousand shares of its common stock, at an average price of $47.48 per share.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2022 and 2021.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on investment securities available for sale(1)	Net unrealized gains (losses) on cash flow hedges(1)	Total
Balance at December 31, 2021	$(67,980)	$(14,341)	$(82,321)
Other comprehensive income (loss) before reclassifications	(474,459)	(103,617)	(578,076)
Amounts reclassified from AOCI	—	(1,668)	(1,668)
Net current period other comprehensive income (loss)	(474,459)	(105,285)	(579,744)
Balance at March 31, 2022	$(542,439)	$(119,626)	$(662,065)

Balance at December 31, 2020	$105,669	$52,966	$158,635
Other comprehensive income (loss) before reclassifications	(122,460)	(21,183)	(143,643)
Amounts reclassified from AOCI	1,475	(1,189)	286
Net current period other comprehensive income (loss)	(120,985)	(22,372)	(143,357)
Balance at March 31, 2021	$(15,316)	$30,594	$15,278

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

Note 6 - Fair Value Accounting
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Synovus' 2021 Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
The following table presents assets and liabilities measured at estimated fair value on a recurring basis.

	March 31, 2022				December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	$—	$—	$—	$—	$197	$—	$197
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	483	—	483	—	671	—	671
Other mortgage-backed securities	—	3,362	—	3,362	—	—	—	—
State and municipal securities	—	414	—	414	—	560	—	560
Asset-backed securities	—	5,359	—	5,359	—	6,963	—	6,963
Total trading securities	$—	$9,618	$—	$9,618	$—	$8,391	$—	$8,391
Investment securities available for sale:
U.S. Treasury securities	$394,586	$—	$—	$394,586	$117,838	$—	$—	$117,838
U.S. Government agency securities	—	51,805	—	51,805	—	54,201	—	54,201
Mortgage-backed securities issued by U.S. Government agencies	—	686,744	—	686,744	—	779,633	—	779,633
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	7,620,631	—	7,620,631	—	8,012,301	—	8,012,301
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	822,878	—	822,878	—	939,623	—	939,623
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	530,796	—	530,796	—	481,744	—	481,744
Asset-backed securities	—	337,037	—	337,037	—	514,188	—	514,188
Corporate debt securities and other debt securities	—	18,624	—	18,624	—	18,801	—	18,801
Total investment securities available for sale	$394,586	$10,068,515	$—	$10,463,101	$117,838	$10,800,491	$—	$10,918,329
Mortgage loans held for sale	$—	$111,992	$—	$111,992	$—	$108,198	$—	$108,198
Other investments	—	—	12,093	12,093	—	—	12,185	12,185
Mutual funds and mutual funds held in rabbi trusts	43,842	—	—	43,842	43,657	—	—	43,657
GGL/SBA loans servicing asset	—	—	3,451	3,451	—	—	3,233	3,233
Derivative assets	—	160,545	—	160,545	—	191,708	—	191,708
Liabilities
Trading liability for short positions	$—	$389	$—	$389	$—	$200	$—	$200
Mutual funds held in rabbi trusts	28,095	—	—	28,095	27,205	—	—	27,205
Derivative liabilities	—	230,087	1,776	231,863	—	95,067	3,535	98,602

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

Mortgage Loans Held for Sale
(in thousands)	As of March 31, 2022	As of December 31, 2021
Fair value	$111,992	$108,198
Unpaid principal balance	111,929	105,785
Fair value less aggregate unpaid principal balance	$63	$2,413

Changes in Fair Value Included in Net Income	Three Months Ended March 31,		Location in Consolidated Statements of Income
(in thousands)	2022	2021
Mortgage loans held for sale	$(2,350)	$(4,632)	Mortgage banking income

Activity for Level 3 Assets and Liabilities
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Fair Value Accounting" of Synovus' 2021 Form 10-K for a description of the valuation techniques and significant inputs for Level 3 assets and liabilities that are measured at fair value on a recurring and non-recurring basis. During the three months ended March 31, 2022 and 2021, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. The following tables provide rollforwards of Level 3 assets and liabilities measured at fair value on a recurring basis.

			Three Months Ended March 31, 2022
(in thousands)			Other Investments	GGL / SBA Loans Servicing Asset	Visa Derivative
Beginning balance			$12,185	$3,233	$(3,535)
Total gains (losses) realized/unrealized:
Included in earnings			(92)	(262)	—
Additions			—	—	—
Settlements			—	480	1,759
Ending balance			$12,093	$3,451	$(1,776)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at March 31, 2022			$(92)	$—	$—

		Three Months Ended March 31, 2021
(in thousands)	Investment Securities Available for Sale	Other Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance	$2,021	$1,021	$3,258	$(5,677)	$(2,048)
Total gains (losses) realized/unrealized:
Included in earnings	—	32	(178)	—	—
Sales	(2,021)	—	—	—	—
Additions	—	—	225	—	—
Settlements	—	—	—	—	280
Ending balance	$—	$1,053	$3,305	$(5,677)	$(1,768)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at March 31, 2021	$—	$32	$—	$—	$—

The following table presents assets measured at fair value on a non-recurring basis as of the dates indicated for which there was a fair value adjustment.

	March 31, 2022			Fair Value Adjustments for the Three Months Ended March 31, 2022	Location in Consolidated Statements of Income
(in thousands)	Level 1	Level 2	Level 3
Loans(1)	$—	$—	$7,483	$339	Provision for credit losses
Other assets held for sale	—	—	2,725	492	Other operating expense

	March 31, 2021			Fair Value Adjustments for the Three Months Ended March 31, 2021	Location in Consolidated Statements of Income
	Level 1	Level 2	Level 3
Loans(1)	$—	$—	$14,026	$7,002	Provision for credit losses

(1)    Collateral-dependent loans that were written down to fair value of collateral.
ORE properties are included in other assets on the consolidated balance sheets. The carrying value of ORE at March 31, 2022 and December 31, 2021 was $11.4 million and $11.8 million, respectively.
Fair Value of Financial Instruments
The following tables present the carrying and estimated fair values of financial instruments at March 31, 2022 and December 31, 2021. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2021 Form 10-K for a description of how fair value measurements are determined.

	March 31, 2022
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$1,553,503	$1,553,503	$1,553,503	$—	$—
Trading securities	9,618	9,618	—	9,618	—
Investment securities available for sale	10,463,101	10,463,101	394,586	10,068,515	—
Loans held for sale	723,921	720,640	—	111,992	608,648
Other investments	12,093	12,093	—	—	12,093
Mutual funds and mutual funds held in rabbi trusts	43,842	43,842	43,842	—	—
Loans, net	39,754,194	39,988,199	—	—	39,988,199
GGL/SBA loans servicing asset	3,451	3,451	—	—	3,451
FRB and FHLB stock	174,191	174,191	—	174,191	—
Derivative assets	160,545	160,545	—	160,545	—
Financial liabilities
Non-interest-bearing deposits	$16,611,344	$16,611,344	$—	$16,611,344	$—
Non-time interest-bearing deposits	27,876,322	27,876,322	—	27,876,322	—
Time deposits	4,168,578	4,149,009	—	4,149,009	—
Total deposits	$48,656,244	$48,636,675	$—	$48,636,675	$—
Federal funds purchased and securities sold under repurchase agreements	501,124	501,124	501,124	—	—
Trading liability for short positions	389	389	—	389	—
Other short-term borrowings	400,000	400,000	—	400,000	—
Long-term debt	805,259	820,634	—	820,634	—
Mutual funds held in rabbi trusts	28,095	28,095	28,095	—	—
Derivative liabilities	231,863	231,863	—	230,087	1,776

	December 31, 2021
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$3,009,853	$3,009,853	$3,009,853	$—	$—
Trading securities	8,391	8,391	—	8,391	—
Investment securities available for sale	10,918,329	10,918,329	117,838	10,800,491	—
Loans held for sale	750,642	749,980	—	108,198	641,782
Other investments	12,185	12,185	—	—	12,185
Mutual funds and mutual funds held in rabbi trusts	43,657	43,657	43,657	—	—
Loans, net	38,884,361	39,118,275	—	—	39,118,275
GGL/SBA loans servicing asset	3,233	3,233	—	—	3,233
FRB and FHLB stock	159,941	159,941	—	159,941	—
Derivative assets	191,708	191,708	—	191,708	—

Financial liabilities
Non-interest-bearing deposits	$16,392,653	$16,392,653	$—	$16,392,653	$—
Non-time interest-bearing deposits	28,917,148	28,917,148	—	28,917,148	—
Time deposits	4,117,475	4,125,673	—	4,125,673	—
Total deposits	$49,427,276	$49,435,474	$—	$49,435,474	$—
Federal funds purchased and securities sold under repurchase agreements	264,133	264,133	264,133	—	—
Trading liability for short positions	200	200	—	200	—
Long-term debt	1,204,229	1,243,147	—	1,243,147	—
Mutual funds held in rabbi trusts	27,205	27,205	27,205	—	—
Derivative liabilities	98,602	98,602	—	95,067	3,535

Note 7 - Derivative Instruments and Hedging Activities
Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk, exposures related to liquidity and credit risk, and to facilitate client transactions. The primary types of derivative instruments utilized by Synovus consist of interest rate swaps, interest rate lock commitments made to prospective mortgage loan clients, commitments to sell fixed-rate mortgage loans, and foreign currency exchange forwards. Interest rate lock commitments represent derivative instruments since it is intended that such loans will be sold. Synovus is party to master netting arrangements with its dealer counterparties; however, Synovus does not offset assets and liabilities under these arrangements for financial statement presentation purposes. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2021 Form 10-K for additional information regarding accounting policies for derivatives.
Hedging Derivatives
Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. Synovus has entered into interest rate swap contracts to manage overall cash flow changes related to interest rate risk exposure on index-based variable rate commercial loans. The contracts effectively modify Synovus' exposure to interest rate risk by utilizing receive fixed/pay index-based variable rate interest rate swaps. During the first quarter of 2022, notional amounts of $1.40 billion in forward-starting cash flow hedges were added.
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
Synovus recorded no unrealized gains during the first quarter of 2022 and $757 thousand, or $565 thousand, after tax, in OCI during the first quarter of 2021, respectively, related to terminated cash flow hedges, which are being recognized into earnings in conjunction with the effective terms of the original swaps through the second quarter of 2026. Synovus recognized pre-tax income of $2.2 million and $1.6 million during the three months ended March 31, 2022 and 2021 related to the amortization of terminated cash flow hedges.
As of March 31, 2022, Synovus expects to reclassify into earnings approximately $26 million in pre-tax loss due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is approximately $3 million in pre-tax income related to the amortization of terminated cash flow hedges. As of March 31, 2022, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the third quarter of 2026.
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
Collateral Requirements
Certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of March 31, 2022 and December 31, 2021, collateral totaling $46.2 million and $64.5 million, respectively, was pledged to the derivative counterparties to comply with collateral requirements.
For derivatives cleared through central clearing houses, the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the consolidated balance sheets and related disclosures. At March 31, 2022 and December 31, 2021, Synovus had a variation margin of $61.4 million and $94.6 million respectively, each reducing the derivative liability.
The following table reflects the fair value of derivative instruments included in other assets and other liabilities on the consolidated balance sheets along with their respective notional amounts.

	March 31, 2022			December 31, 2021
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in cash flow hedging relationships:
Interest rate contracts	$5,000,000	$—	$134,369	$3,600,000	$22,004	$20,395
Total derivatives designated as hedging instruments		$—	$134,369		$22,004	$20,395

Derivatives not designated as hedging instruments:
Interest rate contracts(1)	$9,420,004	$156,210	$95,707	$9,653,600	$167,560	$74,514
Mortgage derivatives - interest rate lock commitments	131,642	788	—	99,006	2,105	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	178,000	3,443	—	105,500	—	122
Risk participation agreements	431,402	—	11	374,214	—	36
Foreign exchange contracts	43,314	104	—	22,387	39	—
Visa derivative	—	—	1,776	—	—	3,535
Total derivatives not designated as hedging instruments		$160,545	$97,494		$169,704	$78,207

(1)    Includes interest rate contracts for client swaps and offsetting positions, net of variation margin payments.
Synovus also provides foreign currency exchange services, primarily forward contracts, with counterparties to allow commercial clients to mitigate exchange rate risk. Synovus covers its risk by entering into an offsetting foreign currency exchange forward contract.
The following table presents the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line item affected for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(in thousands)	2022	2021
Total amounts presented in the consolidated statements of income in interest income on loans	$8,656	$8,342

Gain/loss on cash flow hedging relationships:(1)
Interest rate swaps:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	2,189	1,599
Pre-tax income recognized on cash flow hedges	$2,189	$1,599

(1)    See "Part I - Item 1. Financial Statements and Supplementary Data - Note 5 - Shareholders' Equity and Other Comprehensive Income (Loss)" in this Report for additional information.

The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments on the consolidated statements of income for the three months ended March 31, 2022 and 2021 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended March 31,
(in thousands)	Location in Consolidated Statements of Income	2022	2021
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$673	$947
Risk participation agreements	Capital markets income	25	201
Foreign exchange contracts	Capital markets income	65	—
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	(1,318)	(1,719)
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	3,565	6,242
Total derivatives not designated as hedging instruments		$3,010	$5,671

(1)    Gain (loss) represents net fair value adjustments (including credit related adjustments) for client swaps and offsetting positions.
Note 8 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three months ended March 31, 2022 and 2021. Diluted net income per common share incorporates the potential impact of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock.

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Basic Net Income Per Common Share:
Net income available to common shareholders	$162,746	$178,802
Weighted average common shares outstanding	145,273	148,467
Net income per common share, basic	$1.12	$1.20
Diluted Net Income Per Common Share:
Net income available to common shareholders	$162,746	$178,802
Weighted average common shares outstanding	145,273	148,467
Effect of dilutive outstanding equity-based awards and earnout payments	1,392	1,313
Weighted average diluted common shares	146,665	149,780
Net income per common share, diluted	$1.11	$1.19

For the three months ended March 31, 2022, there were no potentially dilutive shares, and for the three months ended March 31, 2021, there were 32 thousand related to stock options to purchase shares of common stock that were outstanding. These potentially dilutive shares were not included in the computation of diluted net income per common share because the effect would be anti-dilutive.
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
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At March 31, 2022, the ACL for unfunded commitments was $47.3 million, compared to a reserve of $41.9 million at December 31, 2021. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets.
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

(in thousands)	March 31, 2022	December 31, 2021
Letters of credit(1)	$182,873	$183,463
Commitments to fund commercial and industrial loans	9,491,517	9,595,793
Commitments to fund commercial real estate, construction, and land development loans	3,639,109	3,593,171
Commitments under home equity lines of credit	1,847,718	1,805,869
Unused credit card lines	478,586	473,582
Other loan commitments	650,708	604,353
Total letters of credit and unfunded lending commitments	$16,290,511	$16,256,231

Tax credits, CRA partnerships, and other investments:
Carrying amount included in other assets	$446,326	$426,137
Amount of future funding commitments	263,024	250,733
Permanent and short-term construction loans and letter of credit commitments(2)	199,623	204,391
Funded portion of permanent and short-term loans and letters of credit(3)	135,415	104,315

(1)    Represent the contractual amount net of risk participations purchased of $26.1 million and $26.1 million at March 31, 2022 and December 31, 2021, respectively.
(2)    Represent the contractual amount net of risk participations of $2.0 million and $3.0 million at March 31, 2022 and December 31, 2021.
(3)    Represent the contractual amount net of risk participations of $2.9 million and $3.0 million at March 31, 2022 and December 31, 2021.
Merchant Services
In accordance with credit and debit card association rules, Synovus provides merchant processing services for clients with a contractual arrangement under which certain sales and processing support are provided through an outside merchant services provider with Synovus owning the merchant contract relationship. In addition, Synovus sponsors various third-party MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if a sponsored MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the three months ended March 31, 2022 and 2021, Synovus and the sponsored entities processed and settled $28.61 billion and $26.25 billion of transactions, respectively.

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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of March 31, 2022 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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
Note 10 - Segment Reporting
Synovus' business segments are based on the products and services provided or the clients served and reflect the manner in which financial information is evaluated by the chief operating decision maker. During the first quarter of 2022, Synovus reorganized its internal management reporting structure to separate the previous Community Banking segment into Consumer Banking and Community Banking segments. Accordingly, its operating segment reporting structure was also updated. Synovus now has four major reportable business segments: Wholesale Banking, Community Banking, Consumer Banking, and Financial Management Services, with functional activities such as treasury, technology, operations, marketing, finance, enterprise risk, legal, human resources, corporate communications, executive management, among others, included in Treasury and Corporate Other.
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

The Wholesale Banking business segment serves primarily larger corporate clients by providing commercial lending, capital markets, and deposit services through specialty teams including middle market, CRE, senior housing, national accounts, premium finance, structured lending, healthcare, asset-based lending, and community investment capital.
The Community Banking business segment serves small and medium-sized commercial clients as well as individual private wealth clients using a relationship-based approach. The commercial component of this segment focuses on locally owned and operated businesses. Private wealth services are delivered to the individuals operating the businesses as well as other individuals in the communities in which the Community Bank operates. A comprehensive set of banking products are offered to the client set including a full suite of lending and depository products as well as financial planning services.
The Consumer Banking business segment serves individual and small business clients through its branch and ATM network, in addition to digital and telephone channels. This segment provides individuals and small businesses with an array of comprehensive banking products and services including depository accounts, credit and debit cards, payment solutions, goal-based planning, home equity and other consumer loans, and small business lending solutions.
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
The following tables present certain financial information for each reportable business segment for the three months ended March 31, 2022 and 2021. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised. Loan and deposit transfers occur from time to time between reportable business segments primarily to maintain the migration of clients between segments. Prior period loan and deposit segment balances are not adjusted for these transfers.

	Three Months Ended March 31, 2022
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$157,477	$97,321	$97,556	$18,444	$21,450	$392,248
Non-interest revenue	8,398	13,583	21,644	45,164	16,545	105,334
Non-interest expense	26,648	30,420	44,715	44,139	126,528	272,450
Pre-provision net revenue	$139,227	$80,484	$74,485	$19,469	$(88,533)	$225,132

	Three Months Ended March 31, 2021
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$134,074	$99,140	$107,102	$20,995	$12,546	$373,857
Non-interest revenue	7,319	10,620	19,134	58,583	15,300	110,956
Non-interest expense	20,724	26,920	43,556	47,674	128,260	267,134
Pre-provision net revenue	$120,669	$82,840	$82,680	$31,904	$(100,414)	$217,679

	March 31, 2022
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$22,393,060	$8,319,687	$2,580,858	$4,991,359	$1,884,186	$40,169,150
Total deposits	$11,921,931	$12,589,784	$20,115,909	$818,297	$3,210,323	$48,656,244
Total full-time equivalent employees	292	596	1,553	788	1,678	4,907

	December 31, 2021
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$21,496,050	$8,231,451	$2,559,892	$4,994,494	$2,030,071	$39,311,958
Total deposits	$12,370,554	$12,557,631	$19,668,846	$826,639	$4,003,606	$49,427,276
Total full-time equivalent employees	284	607	1,532	794	1,670	4,887

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
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	the risk that competition in the financial services industry, including competition from nontraditional banking institutions such as Fintechs, may adversely affect our future earnings and growth;

(2)
risks related to our strategic implementation of new lines of business, new products and services, and new technologies and an expansion of our existing business opportunities with a renewed focus on innovation;

(3)	our ability to attract and retain employees and the impact of senior leadership transitions that are key to our strategic initiatives;

(4)	risks related to our strategic implementation of new lines of business, new products and services, and new technologies and an expansion of our existing business opportunities with a renewed focus on innovation;

(5)	the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services market;

(6)	the risk that prolonged periods of inflation could have on our business, profitability and our stock price;

(7)	the impact of recent and proposed changes in governmental policy, laws and regulations, proposed and recently enacted changes in monetary policy and in the regulation and taxation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations, including the risk of inflationary pressure and interest rate increases;

(8)	changes in the interest rate environment, including changes to the federal funds rate, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

(9)	the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the continued impact of COVID-19 and by current supply chain challenges and inflation;

(10)	the risk that our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;

(11)	risks related to our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and risks related to disruptions in service or financial difficulties with a third-party vendor or business relationship;

(12)	the risk that our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;

(13)	risks that our asset quality may deteriorate or that our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(14)	risks related to the ability of our operational framework to identify and manage risks associated with our business such as credit risk, compliance risk, reputational risk, and operational risk, including by virtue of our relationships with third-party business partners, as well as our relationship with third-party vendors and other service providers;

(15)	the risk that we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;

(16)	our ability to identify and address cyber-security risks such as data security breaches, malware, "denial of service" attacks, "hacking" and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;

(17)	the risks and uncertainties related to the impact of the continuing COVID-19 pandemic on our assets, business, capital and liquidity, financial condition, prospects and results of operations;

(18)	changes in the cost and availability of funding due to changes in the deposit market and credit market;

(19)	the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;

(20)	the risks that if economic conditions worsen further or regulatory capital rules are modified, we may be required to undertake initiatives to improve or conserve our capital position;

(21)	restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(22)	our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;

(23)	risks related to our ESG strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, employee, client and third-party relationships;

(24)	risks related to the continued use, availability and reliability of LIBOR and the risks related to the transition from LIBOR to any alternate reference rate we may use;

(25)	the risk that we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;

(26)	the risk that we could realize losses if we sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets;

(27)	risks related to regulatory approval to take certain actions, including any dividends on our common stock or preferred stock, any repurchases of common stock or any other issuance or redemption of any other regulatory capital instruments;

(28)	the risk that our concentrated operations in the Southeastern U.S. make us vulnerable to local economic conditions, local weather catastrophes, public health issues and other external events;

(29)	the costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto;

(30)	risks related to the fluctuation in our stock price and general volatility in the stock market;

(31)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(32)	other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part II - Item 1A. Risk Factors" of this Report.
For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I - Item 1A. Risk Factors” and other information contained in Synovus' 2021 Form 10-K and our other periodic filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, that we file from time to time with the SEC. All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. You should not place undue reliance on any forward-looking statements since those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.
INTRODUCTION AND CORPORATE PROFILE
Synovus Financial Corp. is a financial services company and a registered bank holding company headquartered in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and consumer banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, mortgage services, premium finance, asset-based lending, structured lending, and international banking. Synovus also provides financial planning and investment advisory services through its wholly-owned subsidiaries, Synovus Trust and Synovus Securities, as well as its GLOBALT and Creative Financial Group divisions.
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 272 branches in Alabama, Florida, Georgia, South Carolina, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three months ended March 31, 2022 and financial condition as of March 31, 2022 and December 31, 2021. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus' 2021 Form 10-K.
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

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2022	2021	Change
Net interest income	$392,248	$373,857	5%
Provision for (reversal of) credit losses	11,400	(18,575)	nm
Non-interest revenue	105,334	110,956	(5)
Adjusted non-interest revenue(1)	106,629	112,154	(5)
Total TE revenue	498,447	485,587	3
Adjusted total revenue(1)	499,742	486,785	3
Non-interest expense	272,450	267,134	2
Adjusted non-interest expense(1)	279,492	265,811	5
Income before income taxes	213,732	236,254	(10)
Net income	171,037	187,093	(9)
Net income available to common shareholders	162,746	178,802	(9)
Net income per common share, basic	1.12	1.20	(7)
Net income per common share, diluted	1.11	1.19	(7)
Adjusted net income per common share, diluted(1)	1.08	1.21	(11)
Net interest margin(2)	3.00%	3.04%	(4) bps
Net charge-off ratio(2)	0.19	0.21	(2)
Return on average assets(2)	1.22	1.40	(18)
Adjusted return on average assets(1)(2)	1.19	1.41	(22)
Efficiency ratio-TE	54.66	55.01	(35)
Adjusted tangible efficiency ratio(1)	55.50	54.12	138
(1)    See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2)    Annualized

	March 31, 2022	December 31, 2021	Sequential Quarter Change		March 31, 2021	Year-Over-Year Change
(dollars in thousands)
Loans, net of deferred fees and costs	$40,169,150	$39,311,958	$857,192		$38,805,101	$1,364,049
Total average loans	39,350,761	38,365,598	985,163		38,212,267	1,138,494
Total deposits	48,656,244	49,427,276	(771,032)		47,368,951	1,287,293
Core deposits (excludes brokered deposits)	46,618,560	46,592,276	26,284		44,174,284	2,444,276
Core transaction deposits (excludes brokered and public fund deposits)	38,285,649	37,880,650	404,999		34,804,575	3,481,074
Total average deposits	49,345,364	49,117,222	228,142		46,454,878	2,890,486
Non-performing assets ratio	0.40%	0.40%	—	bps	0.50%	(10)	bps
Non-performing loans ratio	0.33	0.33	—		0.40	(7)
Past due loans over 90 days	0.01	0.02	(1)		0.01	—
CET1 capital	$4,485,661	$4,388,618	$97,043		$4,184,715	$300,946
Tier 1 capital	5,022,806	4,925,763	97,043		4,721,860	300,946
Total risk-based capital	5,936,543	5,827,196	109,347		5,733,956	202,587
CET1 capital ratio	9.49%	9.50%	(1)	bps	9.74%	(25)	bps
Tier 1 capital ratio	10.63	10.66	(3)		10.99	(36)
Total risk-based capital ratio	12.56	12.61	(5)		13.34	(78)
Total shareholders’ equity to total assets ratio	8.55	9.24	(69)		9.36	(81)
Tangible common equity ratio(1)	6.80	7.52	(72)		7.55	(75)
Return on average common equity(2)	14.20	16.11	(191)		15.77	(157)
Adjusted return on average common equity(1)(2)	13.82	16.64	(282)		15.93	(211)
Adjusted return on average tangible common equity(1)(2)	15.59	18.72	(313)		18.04	(245)

(1)    See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
(2)    Quarter annualized

Executive Summary
Net income available to common shareholders for the first quarter of 2022 was $162.7 million, or $1.11 per diluted common share ($1.08 on an adjusted basis(1)), compared to $178.8 million, or $1.19 per diluted common share ($1.21 adjusted(1)), for the first quarter of 2021. Provision for credit losses was $11.4 million for the first quarter of 2022, included net charge-offs of $18.6 million and also represented a slowing of allowance releases due primarily to the increased economic uncertainty present from inflation concerns and geopolitical tensions, compared to a reversal of $18.6 million for the first quarter of 2021.
Net interest income for the three months ended March 31, 2022 was $392.2 million, up $18.4 million, or 5%, compared to the same period in 2021, including $6.9 million in PPP fees during 2022 and $24.9 million in 2021. Net interest margin was down 4 bps over the comparable three-month period to 3.00%, due primarily to the $18.0 million decline in PPP fees. Net interest margin for the first quarter was up 4 bps compared to the fourth quarter of 2021 with lower cash balances helping support the margin and offset the impact of the continued decline in PPP fees.
Non-interest revenue for the first quarter of 2022 was $105.3 million, down $5.6 million, or 5%, compared to the first quarter of 2021, and on an adjusted basis(1) was $106.6 million, down $5.5 million, or 5%, from the first quarter of 2021, primarily due to lower mortgage banking income partially offset by higher core banking fees and higher wealth revenue(2).
Non-interest expense for the first quarter of 2022 was $272.5 million, up $5.3 million, or 2%, compared to the same period in 2021 while adjusted non-interest expense(1) of $279.5 million was up $13.7 million, or 5%. The increase in adjusted non-interest expense(1) during 2022 was primarily due to an increase in expense associated with incentives and elevated performance, resumption of normal business activities post COVID-19, and investments in new growth initiatives.
At March 31, 2022, loans, net of deferred fees and costs, of $40.17 billion, increased $857.2 million from December 31, 2021. Excluding a $196.7 million decline in PPP loans primarily from forgiveness, loans increased $1.05 billion, or 11% annualized, led by growth in C&I loans as commercial production and line utilization continue to drive growth.
At March 31, 2022, credit metrics remained stable and near historical lows with NPAs at 40 bps, NPLs at 33 bps, and total past dues at 11 bps, as a percentage of total loans. Net charge-offs remained low at $18.6 million, or 19 bps annualized, for the three months ended March 31, 2022. The ACL at March 31, 2022 totaled $462.3 million, a decrease of $7.2 million from December 31, 2021, and resulted primarily from continued positive trends in our credit performance and loan mix mostly offset by economic uncertainty which slowed the pace of the allowance decline this quarter. The ACL to loans coverage ratio at March 31, 2022 was 1.15%, 4 bps lower compared to December 31, 2021.
Total period-end deposits at March 31, 2022 decreased $771.0 million compared to December 31, 2021; however, core transaction deposits increased $405.0 million, or 4% annualized, compared to December 31, 2021 as a result of strong growth in our Consumer Banking segment as well as a focus on remixing the deposit base. Total deposit costs were 11 bps during the first quarter of 2022.
At March 31, 2022, Synovus' CET1 ratio was 9.49%, well in excess of regulatory requirements. Synovus announced on January 20, 2022 that its Board of Directors authorized share repurchases of up to $300 million in 2022 and approved an increase in the current common shareholder dividend by $0.01 to $0.34 per quarter, paid in April 2022. Through March 31, 2022, Synovus has repurchased $9.7 million, or 204 thousand shares of its common stock, at an average price of $47.48 per share.
On April 21, 2022, Synovus Bank announced that it signed a definitive agreement to strategically invest in a provider of a cloud-based platform that combines a payment gateway with robust merchant processing solutions, which allows merchants and independent software vendors (ISVs) to easily integrate payments into their software or websites. This proposed investment, resulting in a 60% ownership interest, will not be material to our consolidated financial statements but will become an integral part of Maast, our new money-as-a-service offering that we expect to launch later this year. The completion of the investment is subject to the satisfaction or waiver of customary closing conditions, including receipt of necessary regulatory approvals.
More detail on Synovus' financial results for the three months ended March 31, 2022 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. See also "Part 1 – Item 1A. – Risk Factors" of Synovus' 2021 Form 10-K.

2022 Updated Guidance
Updated guidance for the full year 2022, compared to 2021, which incorporates our strategic objectives, and is based on our current view of economic stability and growth in our footprint, includes:
•Period-end loan growth (excluding PPP) of 6% to 8%
•Adjusted total revenue(1) increase of 9% to 11%(3)
•Adjusted non-interest expense(1) increase of 3% to 6%
•Effective income tax rate of 21% to 23%
•CET1 ratio target range of 9.25% to 9.75%
•Synovus Forward on track to achieve $175 million pre-tax run-rate by year-end
(1) See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to the most comparable GAAP measure.
(2) Consists of fiduciary and asset management, brokerage, and insurance revenue.
(3) Uses forward rate curve at March 31, 2022 which assumes Fed Funds end 2022 at approximately 2.5%.

Changes in Financial Condition
During the three months ended March 31, 2022, total assets decreased $897.7 million to $56.42 billion. Liquidity levels declined as cash and cash equivalents decreased $1.46 billion, and total loans increased $857.2 million, led by growth in C&I loans as commercial production and line utilization continue to drive growth. Investment securities available for sale decreased $455.2 million as gross unrealized losses in this portfolio increased, resulting from the increase in market interest rates in the first quarter of 2022. The loan to deposit ratio was 82.6% at March 31, 2022, higher as compared to 79.5% at December 31, 2021, and 81.9% at March 31, 2021.
Total shareholders' equity at March 31, 2022 decreased $472.2 million compared to December 31, 2021 and included net income of $171.0 million, offset by dividends declared on common and preferred stock of $49.4 million and $8.3 million, respectively, net changes in unrealized losses on investment securities available for sale and cash flow hedges of $474.5 million and $105.3 million, respectively, and share repurchases of $9.7 million.
Loans
The following table compares the composition of the loan portfolio at March 31, 2022, December 31, 2021, and March 31, 2021.

Table 2 - Loans by Portfolio Class
					March 31, 2022 vs. December 31, 2021 Change				March 31, 2022 vs. March 31, 2021 Change
(dollars in thousands)	March 31, 2022		December 31, 2021				March 31, 2021
Commercial, financial and agricultural	$12,659,611	31.5%	$12,147,858	30.9%	$511,753	4%	$12,748,106	32.9%	$(88,495)	(1)%
Owner-occupied	7,692,714	19.2	7,475,066	19.0	217,648	3	7,031,505	18.1	661,209	9
Total commercial and industrial	20,352,325	50.7	19,622,924	49.9	729,401	4	19,779,611	51.0	572,714	3
Investment properties	10,047,145	25.0	9,902,776	25.2	144,369	1	9,335,725	24.1	711,420	8
1-4 family properties	620,674	1.5	645,469	1.6	(24,795)	(4)	638,954	1.6	(18,280)	(3)
Land and development	477,499	1.2	466,866	1.2	10,633	2	559,249	1.4	(81,750)	(15)
Total commercial real estate	11,145,318	27.7	11,015,111	28.0	130,207	1	10,533,928	27.1	611,390	6
Consumer mortgages	5,052,003	12.6	5,068,998	12.9	(16,995)	—	5,299,130	13.6	(247,127)	(5)
Home equity	1,416,341	3.5	1,361,419	3.5	54,922	4	1,460,866	3.8	(44,525)	(3)
Credit cards	188,247	0.5	204,172	0.5	(15,925)	(8)	181,594	0.5	6,653	4
Other consumer loans	2,014,916	5.0	2,039,334	5.2	(24,418)	(1)	1,549,972	4.0	464,944	30
Total consumer	8,671,507	21.6	8,673,923	22.1	(2,416)	—	8,491,562	21.9	179,945	2
Loans, net of deferred fees and costs	$40,169,150	100.0%	$39,311,958	100.0%	$857,192	2%	$38,805,101	100.0%	$1,364,049	4%

At March 31, 2022, loans, net of deferred fees and costs, of $40.17 billion, increased $857.2 million, or 2%, from December 31, 2021. Excluding a $196.7 million decline in PPP loans primarily from forgiveness, loans increased $1.05 billion, or 11% annualized, led by growth in C&I loans as commercial production and line utilization continue to drive growth. As a result of the strong loan growth and increased utilization we saw this quarter, as well as current pipeline levels, we expect loan growth of 6% to 8% for 2022 compared to December 31, 2021, excluding PPP loans.
C&I loans remain the largest component of our loan portfolio, representing 50.7% of total loans, while CRE and consumer loans represent 27.7% and 21.6%, respectively. Our portfolio composition is established through a comprehensive concentration management policy which sets limits for C&I, CRE, and consumer loan levels as well as for sub-categories therein.
U.S. Small Business Administration Paycheck Protection Program (PPP)
Synovus participated in the PPP, which is a loan program that originated from the CARES Act. The total balance of all PPP loans was $202.9 million as of March 31, 2022, down $196.7 million, or 49%, compared to $399.6 million as of December 31, 2021, primarily due to $197 million in forgiveness. The table below provides additional information on PPP loans.

Table 3 - PPP loans
	March 31, 2022
	PPP Loan Balances
(in millions, except count data )	Fundings	1Q22 Forgiveness	Total Life-to-Date Forgiveness	End of Period, Net of Unearned Fees and Costs(1)
Phase 1- 2020 Originations	$2,886	$15	$2,739	$26
Phase 2- 2021 Originations	1,047	182	863	177
Total	$3,933	$197	$3,602	$203

(1) Equals fundings less forgiveness, pay-downs/pay-offs, and unearned net fees.

(dollars in millions)	Total Net Fees	Percent of Fundings	1Q22 Recognized Net Fees	Total Recognized Net Fees	Total Unrecognized or Remaining Net Fees	Contractual Maturity
Phase 1- 2020 Originations	$94.9	3.3%	$0.2	$94.8	$0.1	2 years
Phase 2- 2021 Originations	43.6	4.2	6.7	37.3	6.3	5 years
Total	$138.5	3.5%	$6.9	$132.1	$6.4

Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at March 31, 2022 were $31.50 billion, or 78.4%, of the total loan portfolio, compared to $30.64 billion, or 77.9%, at December 31, 2021.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' loan portfolio and is primarily comprised of general middle market and commercial banking clients across a wide range of industries. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of March 31, 2022, 92.8% (93.7% excluding PPP loans) of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral compared to 92.2% (94.1% excluding PPP loans) as of December 31, 2021. C&I loans at March 31, 2022 grew $729.4 million, or 4%, from December 31, 2021, as broad based growth mostly within the Wholesale Banking segment was partially offset by a $196.7 million decline in PPP loan balances. The growth largely consisted of funded loan production and increased line utilization particularly in the finance and insurance, healthcare and social assistance, and wholesale trade industries.

Table 4 - Commercial and Industrial Loans by Industry
		March 31, 2022		December 31, 2021
(dollars in thousands)	NAICS Code	Amount	%(1)	Amount	%(1)
Health care and social assistance	62	$4,358,171	21.4%	$4,220,579	21.5%
Finance and insurance	52	2,860,331	14.1	2,520,480	12.8
Manufacturing	31-33	1,325,930	6.5	1,314,212	6.7
Accommodation and food services	72	1,281,743	6.3	1,231,801	6.3
Wholesale trade	42	1,242,145	6.1	1,146,505	5.8
Retail trade	44-45	1,198,595	5.9	1,195,456	6.1
Real estate and rental and leasing	5311	1,065,085	5.2	1,061,921	5.4
Construction	23	1,050,969	5.2	1,023,540	5.2
Professional, scientific, and technical services	54	993,246	4.9	928,436	4.7
Other services	81	944,285	4.6	1,004,448	5.1
Transportation and warehousing	48-49	888,468	4.4	852,969	4.3
Real estate other	53	731,126	3.6	752,997	3.8
Arts, entertainment, and recreation	71	504,751	2.5	534,597	2.7
Educational services	61	425,904	2.1	427,456	2.2
Public administration	92	424,165	2.1	407,451	2.1
Administration, support, waste management, and remediation	56	265,235	1.3	246,638	1.3
Agriculture, forestry, fishing, and hunting	11	261,385	1.3	285,372	1.5
Information	51	177,903	0.9	189,306	1.0
Other industries	(2)	352,889	1.6	278,760	1.5
Total commercial and industrial loans		$20,352,326	100.0%	$19,622,924	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
(2) Comprised of NAICS industries that are less than 2% of total C&I loans.
At March 31, 2022, $12.66 billion of C&I loans, or 31.5% of the total loan portfolio (including PPP loans of $202.9 million net of unearned fees and costs), represented loans originated for the purpose of financing commercial, financial and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At March 31, 2022, $7.69 billion of C&I loans, or 19.2% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominately secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist primarily of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Total CRE loans of $11.15 billion increased $130.2 million from December 31, 2021 as growth from funded loan production outpaced payoff activity.
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of March 31, 2022 were $10.05 billion, or 90.1% of the CRE loan portfolio, and increased $144.4 million from December 31, 2021 primarily due to growth in all sub-categories with the exception of shopping centers, which were down $154.7 million, or 9%, from December 31, 2021.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At March 31, 2022, 1-4 family properties loans totaled $620.7 million, or 5.6% of the CRE loan portfolio, and decreased slightly from December 31, 2021.

Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $477.5 million at March 31, 2022 increased marginally from December 31, 2021.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network including first and second residential mortgages, home equity and consumer credit card loans, as well as both secured and unsecured loans from third-party lending. As of March 31, 2022, weighted-average FICO scores within the residential real estate portfolio based on committed balances were 775 for consumer mortgages and 791 for home equity, consistent with year-end 2021 scores.
Consumer loans at March 31, 2022 of $8.67 billion decreased $2.4 million compared to December 31, 2021. Home equity grew $54.9 million largely due to increased demand for home equity products as property values have been increasing, and interest rates for home equity products have remained relatively low. Other consumer loans, which primarily includes third-party lending, decreased $24.4 million from December 31, 2021, driven by third-party lending loans payment activity that more than offset purchases of $181.3 million.
Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the composition of period-end deposits as of the dates indicated. See Table 12 - Net Interest Income and Rate/Volume Analysis in this Report for information on average deposits including average rates.

Table 5 - Composition of Period-end Deposits
(dollars in thousands)	March 31, 2022	%(1)	December 31, 2021	%(1)	March 31, 2021	%(1)
Non-interest-bearing demand deposits(2)	$15,526,686	31.9%	$15,242,839	30.9%	$13,742,075	29.0%
Interest-bearing demand deposits(2)	6,685,366	13.7	6,346,959	12.9	5,841,749	12.3
Money market accounts(2)	14,596,877	30.0	14,886,424	30.1	13,943,717	29.5
Savings deposits(2)	1,476,720	3.0	1,404,428	2.8	1,277,034	2.7
Public funds	6,048,704	12.5	6,284,553	12.7	6,154,948	13.0
Time deposits(2)	2,284,207	4.7	2,427,073	4.9	3,214,761	6.8
Brokered deposits	2,037,684	4.2	2,835,000	5.7	3,194,667	6.7
Total deposits	$48,656,244	100.0%	$49,427,276	100.0%	$47,368,951	100.0%
Core deposits(3)	$46,618,560	95.8%	$46,592,276	94.3%	$44,174,284	93.3%
Core transaction deposits(4)	$38,285,649	78.7%	$37,880,650	76.6%	$34,804,575	73.5%

Brokered time deposits	$1,248,571	2.6%	$1,024,448	2.1%	$1,281,027	2.7%
Public funds time deposits	$635,801	1.3%	$665,954	1.3%	$720,711	1.5%

(1)    Deposits balance in each category expressed as percentage of total deposits.
(2)    Excluding any public funds or brokered deposits.
(3)    Core deposits exclude brokered deposits.
(4)    Core transaction deposits consist of non-interest-bearing demand deposits, interest-bearing demand deposits, money market accounts, and savings deposits excluding public funds and brokered deposits.

Total period-end deposits at March 31, 2022 decreased $771.0 million compared to December 31, 2021; however, core transaction deposits increased $405.0 million, or 4% annualized, compared to December 31, 2021 as a result of strong growth in our Consumer Banking segment as well as a focus on remixing the deposit base. Total deposit costs of 11 bps during the first quarter of 2022 declined 1 bp on a linked quarter basis after declining steadily throughout the past year, primarily as a result of the continued lower rate environment and strategic deposit mix optimization efforts.

Non-interest Revenue
Non-interest revenue for the first quarter of 2022 was $105.3 million, down $5.6 million, or 5%, compared to the first quarter of 2021, and on an adjusted basis(1) was $106.6 million, down $5.5 million, or 5%, from the first quarter of 2021, primarily due to lower mortgage banking income partially offset by higher core banking fees and higher wealth revenue(2).
(1) See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to GAAP measures.
(2) Consists of fiduciary and asset management, brokerage, and insurance revenue.
The following table shows the principal components of non-interest revenue.

Table 6 - Non-interest Revenue
	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Service charges on deposit accounts (1)	$22,539	$20,033	$2,506	13%
Fiduciary and asset management fees (2)	20,277	17,954	2,323	13
Card fees (1)	14,756	11,996	2,760	23
Brokerage revenue (2)	14,655	12,974	1,681	13
Mortgage banking income	5,953	22,315	(16,362)	(73)
Capital markets income	5,472	7,505	(2,033)	(27)
Income from bank-owned life insurance	6,556	8,843	(2,287)	(26)
Insurance revenue (2)	1,419	1,697	(278)	(16)
Investment securities gains (losses), net	—	(1,990)	1,990	nm
Other non-interest revenue (1)	13,707	9,629	4,078	42
Total non-interest revenue	$105,334	$110,956	$(5,622)	(5)%

Core banking fees (1)	$45,404	$38,155	$7,249	19%
Wealth revenue (2)	$36,351	$32,625	$3,726	11%

(1) Core banking fees consist of service charges on deposit accounts, card fees, and several other non-interest revenue components including letter of credit fees, ATM fee income, line of credit non-usage fees, gains (losses) from sales of SBA loans, and miscellaneous other service charges.
(2) Consists of fiduciary and asset management, brokerage, and insurance revenue.
Three Months Ended March 31, 2022 compared to March 31, 2021
Service charges on deposit accounts, consisting of account analysis fees, NSF fees, and all other service charges, for the three months ended March 31, 2022 were up compared to the same period in 2021, with growth in all three service charge categories. The largest category of service charges, account analysis fees, were up $609 thousand, or 7%, reflecting our continued investments in Treasury and Payments solutions. NSF fees for the three months ended March 31, 2022 and 2021 comprised 32% and 29%, respectively, of service charges on deposit accounts and 7% and 5%, respectively, of total non-interest revenue. NSF fees for the three months ended March 31, 2021 were lower primarily due to fiscal stimulus funds. All other service charges on deposit accounts, which consist primarily of monthly fees on consumer demand deposits and small business accounts, for the three months ended March 31, 2022 were up $650 thousand, or 13%.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, financial planning, and family office services. The increase in fiduciary and asset management fees for the three months ended March 31, 2022 was driven by strong client acquisition and growth in total assets under management which increased by 4% from March 31, 2021 to $21.36 billion at March 31, 2022.
Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant discounts. Card fees are reported net of certain associated expense items including client loyalty program expenses and network expenses. Card fees for the three months ended March 31, 2022 were up primarily from increased transaction volume in all card fee categories as we continue to invest in our Treasury and Payment solutions business.
Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of client assets. Brokerage revenue for the three months ended March 31, 2022 increased over the prior year comparable period, driven by growth in assets under management of 19% and strong client acquisition.
Mortgage banking income, consisting of net gains on loan origination/sales activities, was significantly lower for the first quarter of 2022 compared to the three months ended March 31, 2021 with the decline largely driven by $11.3 million lower gains on sale as a result of a $318.8 million, or 60%, decrease in loan sales and lower secondary market mortgage loan production. Total secondary market mortgage loan production was $221.0 million, down $352.2 million, or 61%, compared to the prior year. Increasing mortgage rates which has resulted in lower refinancing volumes has also contributed to the decline.
Capital markets income primarily includes fee income from client derivative transactions. Additionally, capital markets income includes fee income from debt capital market transactions and foreign exchange as well as other miscellaneous income from capital market transactions. The decline for the three months ended March 31, 2022 primarily resulted from $2.2 million lower fees on client derivative transactions due to decreased volume of activity.
Income from BOLI includes increases in the cash surrender value of policies and proceeds from insurance contracts. The decrease for the three months ended March 31, 2022 primarily related to $2.1 million in proceeds from insurance contracts in the first quarter of 2021.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges and loan servicing fees, income from insurance commissions, gains from sales of GGL/SBA loans, and other miscellaneous items. The three months ended March 31, 2022 included a gain of $3.5 million related to the sale of a certain real estate partnership, a $1.3 million increase in gains from sales of SBA loans, and a decrease in the fair adjustment on non-qualified deferred compensation of $2.1 million, as compared to 2021.
Non-interest Expense
Non-interest expense for the first quarter of 2022 was $272.5 million, up $5.3 million, or 2%, compared to the same period in 2021 while adjusted non-interest expense(1) of $279.5 million was up $13.7 million, or 5%. The increase in adjusted non-interest expense(1) during 2022 was primarily due to an increase in expense associated with incentives and elevated performance, resumption of normal business activities post COVID-19, and investments in new growth initiatives. The adjusted tangible efficiency ratio(1) for the first three months of 2022 was 55.50%, up 138 bps compared to the same period a year ago. We expect total investments in new growth initiatives to be between $25 million and $30 million in 2022.
(1) See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to GAAP measures.
The following table summarizes the components of non-interest expense.

Table 7 - Non-interest Expense
	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Salaries and other personnel expense	$164,684	$161,477	$3,207	2%
Net occupancy, equipment, and software expense	42,877	41,134	1,743	4
Third-party processing and other services	20,996	20,032	964	5
Professional fees	8,474	9,084	(610)	(7)
FDIC insurance and other regulatory fees	6,250	5,579	671	12
Amortization of intangibles	2,118	2,379	(261)	(11)
Restructuring charges	(6,424)	531	(6,955)	nm
Loss on early extinguishment of debt	677	—	677	nm
Other operating expense	32,798	26,918	5,880	22
Total non-interest expense	$272,450	$267,134	$5,316	2%

Three Months Ended March 31, 2022 compared to March 31, 2021
Salaries and other personnel expense increased for the three months ended March 31, 2022 primarily due to an increase in incentive compensation from elevated performance and higher share-based compensation expense, largely due to timing with a higher level of retirement eligible expense acceleration, partially offset by lower mortgage production-based commissions. Total headcount of 5,002 declined 173, or 3%, from March 31, 2021, led by branch closures.
Net occupancy, equipment, and software expense increased for the three months ended March 31, 2022 due primarily to continued investments in technology partially offset by savings from branch closures. Synovus Bank operated 272 branches at March 31, 2022 compared to 288 branches at March 31, 2021 with nine branch closures during the first quarter of 2022. We forecast that by the end of the year the run-rate pre-tax total non-interest expense benefit from 2022 branch reductions will exceed $15 million, some of which will be reinvested in our digital delivery channel.
Third-party processing and other services include all third-party core operating system and processing charges as well as third-party loan servicing charges. Third-party processing expense increased for the three months ended March 31, 2022, largely a result of digital enhancements as we migrate clients to our Gateway digital commercial platform, which was partially offset by lower expense associated with PPP loan forgiveness.
Professional fees decreased for the three months ended March 31, 2022 primarily from lower consulting fees related to Synovus Forward.
FDIC insurance and other regulatory fees increased for the three months ended March 31, 2022 largely due to a higher assessment rate primarily driven by the redemption of Synovus Bank senior notes.
During the three months ended March 31, 2022, Synovus recorded $9.1 million in gains largely relating to the sale of real estate facilities in Columbus, Georgia, which was partially offset by restructuring charges relating to twelve branches expected to close in the second quarter of 2022. During the three months ended March 31, 2021, Synovus recorded restructuring charges primarily associated with two branch closures.
On February 10, 2022 Synovus Bank redeemed its 2.289% Fixed-to-Floating Rate Senior Bank Notes of $400 million par value and incurred a $677 thousand loss on early extinguishment of debt.
Other operating expense includes advertising, travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expense. Other operating expense was up for the three months ended March 31, 2022. The increase over prior year was primarily related to an increase in loan expense due to elevated production, managing fraud protection for clients, and resumption of normal business activities post COVID-19.
Income Tax Expense
Income tax expense was $42.7 million for the three months ended March 31, 2022, representing an effective tax rate of 20.0%, compared to income tax expense of $49.2 million for the three months ended March 31, 2021, representing an effective tax rate of 20.8%. The effective tax rate is lower for the three months ended March 31, 2022, due to an increase in net discrete tax benefits recognized during the period, including share-based compensation, changes in amounts taxable by jurisdictions, and other accrual adjustments.
CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus continuously monitors the quality of its loan portfolio by industry, property type, geography, as well as credit quality metrics. At March 31, 2022, credit metrics remained stable and near historical lows with NPAs at 40 bps, NPLs at 33 bps, and total past dues at 11 bps, as a percentage of total loans. Net charge-offs remained low at $18.6 million, or 19 bps annualized, for the three months ended March 31, 2022. We expect net charge-offs to remain relatively stable in the second quarter of 2022, assuming no material change in the economic environment.

The table below includes selected credit quality metrics.

Table 8 - Credit Quality Metrics
(dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Non-performing loans	$132,131	$131,042	$155,169
Impaired loans held for sale	—	—	23,590
ORE and other assets	26,759	27,137	16,849
Non-performing assets	$158,890	$158,179	$195,608
Total loans	$40,169,150	$39,311,958	$38,805,101
Non-performing loans as a % of total loans	0.33%	0.33%	0.40%
Non-performing assets as a % of total loans, ORE, and specific other assets	0.40	0.40	0.50
Loans 90 days past due and still accruing	$3,067	$6,770	$3,804
As a % of total loans	0.01%	0.02%	0.01%
Total past due loans and still accruing	$45,385	$57,565	$45,693
As a % of total loans	0.11%	0.15%	0.12%
Net charge-offs, quarter	$18,609	$10,522	$20,204
Net charge-offs/average loans, quarter	0.19%	0.11%	0.21%
Provision for (reversal of) loan losses, quarter	$5,968	$(54,124)	$(22,318)
Provision for (reversal of) unfunded commitments, quarter	5,432	(1,086)	3,743
Provision for (reversal of) credit losses, quarter	$11,400	$(55,210)	$(18,575)
Allowance for loan losses	$414,956	$427,597	$563,214
Reserve for unfunded commitments	47,317	41,885	51,528
Allowance for credit losses	$462,273	$469,482	$614,742
ACL to loans coverage ratio	1.15%	1.19%	1.58%
ALL to loans coverage ratio	1.03	1.09	1.45
ACL/NPLs	349.86	358.27	396.18
ALL/NPLs	314.05	326.31	362.97

Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. Criticized and classified loans at March 31, 2022 remained at 2.6% of total loans, or $1.03 billion, as compared to December 31, 2021.

Table 9 - Criticized and Classified Loans
(dollars in thousands)	March 31, 2022	December 31, 2021
Special mention	$509,292	$489,150
Substandard	515,529	526,117
Doubtful	4,132	10,630
Loss	2,558	2,058
Criticized and Classified loans	$1,031,511	$1,027,955
As a % of total loans	2.6%	2.6%

Provision for (Reversal of) Credit Losses and Allowance for Credit Losses
The provision for credit losses of $11.4 million for the three months ended March 31, 2022 included net charge-offs of $18.6 million and also represented a slowing of allowance releases due primarily to the increased economic uncertainty from inflation concerns and geopolitical tensions. $3.8 million in reserves were also added as a result of purchases of $181.3 million of third-party lending loans for the three months ended March 31, 2022.
The ALL of $415.0 million and the reserve for unfunded commitments of $47.3 million, which is recorded in other liabilities, comprise the total ACL of $462.3 million at March 31, 2022. The ACL decreased $7.2 million compared to the December 31, 2021 ACL of $469.5 million, which consisted of an ALL of $427.6 million and the reserve for unfunded commitments of $41.9 million. The ACL to loans coverage ratio of 1.15% at March 31, 2022 was 4 bps lower compared to December 31, 2021.
The reduction in the ACL resulted primarily from continued positive trends in our credit performance and loan mix mostly offset by an increase in the downside weighting of the multiple scenario model which reflects the increased economic uncertainty noted above and slowed the pace of the allowance decline this quarter.

Table 10 - Accruing TDRs by Risk Grade
	March 31, 2022		December 31, 2021		March 31, 2021
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Pass	$61,298	42.0%	$56,479	47.1%	$63,809	49.2%
Special mention	6,531	4.5	11,387	9.5	8,560	6.6
Substandard accruing	78,128	53.5	51,938	43.4	57,407	44.2
Total accruing TDRs	$145,957	100.0%	$119,804	100.0%	$129,776	100.0%

Troubled Debt Restructurings
Accruing TDRs were $146.0 million at March 31, 2022, up $26.2 million compared to December 31, 2021 primarily due to modifications granted that were previously accounted for under the CARES Act. Non-accruing TDRs were $21.3 million at March 31, 2022, compared to $22.3 million at December 31, 2021.
Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At both March 31, 2022 and December 31, 2021, approximately 98% of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have continued to remain at low levels.
Non-TDR Modifications due to COVID-19
The Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus provided that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. The Consolidated Appropriations Act, 2021 extended the applicable period of Section 4013 of the CARES Act which allowed banks to elect to not consider loan modifications related to COVID-19 that are made between March 1, 2020 and the earlier of January 1, 2022, or 60 days after the national emergency ends to borrowers that are current (i.e., less than 30 days past due as of December 31, 2019) as TDRs. The regulatory agencies further stated that performing loans granted payment deferrals due to COVID-19 are not considered past due or non-accrual. FASB confirmed the foregoing regulatory agencies' view that such short-term modifications (e.g., six months) made on a good-faith basis in response to COVID-19 for borrowers who are current are not TDRs.
The CARES Act election period ended on January 1, 2022, and we have provided borrowers who have been impacted by COVID-19 with modifications such as interest-only relief or amortization extensions on under 2% of total loans, at both March 31, 2022 and December 31, 2021.
Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by our primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach under Basel III. At March 31, 2022, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 11 - Capital Ratios
(dollars in thousands)	March 31, 2022	December 31, 2021
CET1 capital
Synovus Financial Corp.	$4,485,661	$4,388,618
Synovus Bank	5,064,643	4,998,698
Tier 1 risk-based capital
Synovus Financial Corp.	5,022,806	4,925,763
Synovus Bank	5,064,643	4,998,698
Total risk-based capital
Synovus Financial Corp.	5,936,543	5,827,196
Synovus Bank	5,666,073	5,587,757
CET1 capital ratio
Synovus Financial Corp.	9.49%	9.50%
Synovus Bank	10.73	10.83
Tier 1 risk-based capital ratio
Synovus Financial Corp.	10.63	10.66
Synovus Bank	10.73	10.83
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.56	12.61
Synovus Bank	12.00	12.11
Leverage ratio
Synovus Financial Corp.	8.87	8.72
Synovus Bank	8.95	8.86
Tangible common equity ratio(1)
Synovus Financial Corp.	6.80	7.52

(1)    See "Table 14 - Reconciliation of Non-GAAP Financial Measures” in this Report for the applicable reconciliation to the most comparable GAAP measure.
At March 31, 2022, Synovus' CET1 ratio was 9.49%, well in excess of regulatory requirements including the capital conservation buffer of 2.5%. The March 31, 2022 CET1 ratio declined 1 bp compared to December 31, 2021, driven by significant growth in risk-weighted assets, largely from loan growth, and return of capital through common stock shareholder dividends and share repurchases, mostly offset by strong capital generation from earnings. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Regulatory Capital" to the consolidated financial statements of Synovus' 2021 Form 10-K. Management reviews the Company's capital position on an on-going basis and believes, based on internal capital analyses and earnings projections, that Synovus is well positioned to meet relevant regulatory capital standards.
On January 20, 2022, Synovus announced that its Board of Directors authorized share repurchases of up to $300 million in 2022. During the three months ended March 31, 2022, Synovus repurchased a total of $9.7 million, or 204 thousand shares of its common stock, at an average price of $47.48 per share.
On August 26, 2020, the federal banking regulators issued a final rule (following an interim final rule issued on March 27, 2020) that allowed electing banking organizations that adopt CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Synovus adopted CECL on January 1, 2020 and the March 31, 2022 regulatory capital ratios reflect Synovus' election of the five-year transition provision. At March 31, 2022, $43.7 million, or a cumulative 9 bps benefit to CET1, was deferred.
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

Synovus declared common stock dividends of $49.4 million, or $0.34 per common share, for the three months ended March 31, 2022, compared to $49.1 million, or $0.33 per common share, for the three months ended March 31, 2021. In addition, Synovus declared dividends on its preferred stock of $8.3 million during the three months ended March 31, 2022 and 2021.
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
Synovus Bank also generates liquidity through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank also has the capacity to access funding through its membership in the FHLB system and through the Federal Reserve discount window. At March 31, 2022, based on currently pledged collateral, Synovus Bank had access to FHLB funding of $5.52 billion, subject to FHLB credit policies. Management continuously monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to manage client deposit withdrawals, loan requests, and other funding demands.
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
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank were to increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I – Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results" of Synovus' 2021 Form 10-K. Furthermore, Synovus may, from time to time, take advantage of attractive market opportunities to refinance its existing debt, redeem its preferred stock, or strengthen its liquidity or capital position.
Earning Assets and Sources of Funds
Average total assets for the three months ended March 31, 2022 increased $2.67 billion, or 5%, as compared to the first three months of 2021. Average earning assets increased $3.02 billion, or 6%, in the first three months of 2022 compared to the same period in 2021. The increase in average earning assets primarily resulted from a $2.82 billion, or 33%, increase in average investment securities available for sale and a $1.14 billion, or 3%, increase in average total loans, net of unearned, which included a decrease of $1.96 billion in PPP loans. The increase in average loans was primarily due to growth in commercial production and line utilization. These increases were partially offset by a $868.4 million, or 32%, decrease in average interest-bearing funds held at the Federal Reserve Bank and a $206.8 million decrease in average loans held for sale.
Average interest-bearing liabilities decreased $40.5 million for the first three months of 2022 compared to the same period in 2021. The decrease in average interest-bearing liabilities resulted from a $1.15 billion, or 28%, decrease in average time deposits, as a result of continued focus on remixing the deposit base, a $581.2 million, or 17%, decrease in average brokered deposits, which was driven by Synovus' efforts to efficiently manage its liquidity position, and a $220.2 million, or 18%, decrease in average long-term debt, which includes redemption of $400 million in 2.289% Fixed-to-Floating Rate Senior Bank Notes in the first quarter of 2022. These decreases were mostly offset by a $978.8 million, or 11%, increase in average interest-bearing demand deposits, a $696.7 million, or 5%, increase in average money market deposits, and a $241.4 million, or 20%, increase in average savings deposits. Average non-interest-bearing deposits increased $2.70 billion, or 20%, for the first three months of 2022 compared to the same period in 2021. The aforementioned deposit increases were largely due to liquidity associated with various stimulus efforts and monetary policy.
Net interest income for the three months ended March 31, 2022 was $392.2 million, up $18.4 million, or 5% compared to the same period in 2021, including $6.9 million in PPP fees during 2022 and $24.9 million in 2021. Net interest margin was down 4 bps over the comparable three-month period to 3.00%, due primarily to the $18.0 million decline in PPP fees. For the three months ended March 31, 2022, the yield on earning assets was 3.18%, a decrease of 14 bps compared to the three months ended March 31, 2021, while the effective cost of funds decreased 10 bps to 0.18%. Compared to the same period in 2021, the yield on loans decreased 26 bps due primarily to the decline in PPP fees, while the yield on investment securities increased 28 bps primarily due to higher reinvestment yield and deceleration in prepayment activity compared to the prior year.
On a sequential quarter basis, net interest income was flat, with the first quarter of 2022 impacted by lower PPP fees and a lower day count. Excluding these impacts, net interest income was up $12.7 million. Net interest margin for the first quarter was 3.00%, which was up 4 bps compared to the fourth quarter of 2021 with lower cash balances helping support the margin and offset the impact of the continued decline in PPP fees. The first quarter of 2022 included $6.9 million recognized for associated PPP fees versus $12.7 million in the fourth quarter of 2021 and average PPP loan balances of $282.4 million versus $578.6 million in the fourth quarter of 2021. For the first quarter of 2022, the yield on earning assets increased 2 bps, while the effective cost of funds decreased 2 bps compared to the fourth quarter of 2021.
We continue to expect that net interest income and net interest margin will increase in the coming quarters as the benefits of higher market interest rates are realized.
Net Interest Income and Rate/Volume Analysis
    The following table sets forth the major components of net interest income and the related annualized yields and rates for the three months ended March 31, 2022 and 2021, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Table 12 - Net Interest Income and Rate/Volume Analysis
	Three Months Ended March 31,						2022 Compared to 2021
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2022	2021	2022	2021	2022	2021	Volume	Rate
Assets
Interest earning assets:
Investment securities available for sale	$11,259,800	$8,437,563	$47,250	$29,458	1.68%	1.40%	$9,742	$8,050	$17,792
Trading account assets	9,078	3,063	39	22	1.73	2.81	42	(25)	17
Commercial loans (1) (2)	30,756,752	29,924,651	280,588	291,200	3.70	3.95	8,104	(18,716)	(10,612)
Consumer loans (1)	8,594,009	8,287,616	81,368	82,065	3.81	3.83	2,894	(3,591)	(697)
Allowance for loan losses	(423,953)	(599,872)
Loans, net	38,926,808	37,612,395	361,956	373,265	3.76	4.02	10,998	(22,307)	(11,309)
Mortgage loans held for sale	103,887	246,962	882	1,657	3.40	2.68	(945)	170	(775)
Other loans held for sale	597,062	660,753	5,300	4,805	3.55	2.91	(457)	952	495
Other earning assets(3)	1,919,531	2,838,063	815	716	0.17	0.10	(204)	303	99
Federal Home Loan Bank and Federal Reserve Bank stock	160,065	157,657	685	668	1.71	1.69	10	7	17
Total interest earning assets	52,976,231	49,956,456	416,927	410,591	3.18	3.32	19,186	(12,850)	6,336
Cash and due from banks	548,684	518,738
Premises, equipment, and software, net	398,774	460,466
Other real estate	11,759	1,823
Cash surrender value of bank-owned life insurance	1,070,886	1,051,520
Other assets(4)	1,849,564	2,199,501
Total assets	$56,855,898	$54,188,504

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,549,527	$8,570,753	2,372	2,973	0.10	0.14	338	(939)	(601)
Money market accounts	16,045,627	15,348,916	5,349	8,730	0.14	0.23	395	(3,776)	(3,381)
Savings deposits	1,460,648	1,219,288	67	49	0.02	0.02	12	6	18
Time deposits	3,009,795	4,155,302	2,138	7,042	0.29	0.69	(1,949)	(2,955)	(4,904)
Brokered deposits	2,788,124	3,369,333	3,733	6,224	0.54	0.75	(1,075)	(1,416)	(2,491)
Federal funds purchased and securities sold under repurchase agreements	194,352	209,448	11	34	0.02	0.07	(3)	(20)	(23)
Other short-term borrowings	4,653	—	—	—	—	—	—	—	—
Long-term debt	982,423	1,202,613	10,144	10,908	4.13	3.63	(1,971)	1,207	(764)
Total interest-bearing liabilities	34,035,149	34,075,653	23,814	35,960	0.28	0.42	(4,253)	(7,893)	(12,146)
Non-interest-bearing deposits	16,491,643	13,791,286
Other liabilities	1,144,535	1,185,344
Shareholders' equity	5,184,571	5,136,221
Total liabilities and equity	$56,855,898	$54,188,504
Interest rate spread:					2.90%	2.90%
Net interest income - TE/margin(5)			$393,113	$374,631	3.00%	3.04%	$23,439	$(4,957)	$18,482
Taxable equivalent adjustment			865	774
Net interest income, actual			$392,248	$373,857

(1)     Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2022 - $20.7 million, 2021 - $31.9 million.
(2)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(3)    Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(4)    Includes average net unrealized gains (losses) on investment securities available for sale of $(247.4) million and $116.1 million for the three months ended March 31, 2022 and 2021, respectively.
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
Synovus has modeled its baseline net interest income forecast assuming a relatively flat interest rate environment with the federal funds rate at the Federal Reserve’s current targeted range of 0.25% to 0.50% and the current prime rate of 3.50%. Synovus has modeled the impact of an immediate increase in market interest rates across the yield curve of 100 and 200 bps to determine the sensitivity of net interest income for the next twelve months. Synovus' current rate risk position is considered asset-sensitive and would be expected to benefit net interest income in a rising interest rate environment. The following table represents the estimated sensitivity of net interest income at March 31, 2022, with comparable information for December 31, 2021.

Table 13 - Twelve Month Net Interest Income Sensitivity
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)
Change in Interest Rates (in bps)	March 31, 2022	December 31, 2021
+200	13.5%	14.5%
+100	6.4%	6.5%
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
LIBOR Transition
On March 5, 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after June 30, 2023, for all remaining US dollar settings.
The ARRC proposed SOFR as its preferred rate as an alternative to LIBOR and proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to LIBOR. As noted within "Part II - Item 1A. Risk Factors" of this Report, Synovus holds instruments that may be impacted by the discontinuance of LIBOR, which include floating rate obligations, loans, deposits, derivatives and hedges, and other financial instruments. Synovus has established a cross-functional LIBOR transition working group with representation from all business lines, support and control functions, and legal counsel that has 1) assessed the Company's current exposure to LIBOR indexed instruments and the data, systems and processes that were impacted and have been changed as a result; 2) established a detailed implementation plan; 3) formulated communications and learning activities to support clients and colleagues; and 4) developed a formal governance structure for the transition. For the last several years, loan agreement provisions for new and renewed loans included LIBOR fallback language to ensure transition from LIBOR when such transition occurs. All direct exposures resulting from existing financial contracts that mature after 2021 have been inventoried and are monitored on an ongoing basis. The Company discontinued the use of LIBOR as of December 31, 2021, with limited exceptions as permitted by regulatory guidance or internal policies. Synovus has expanded its product offerings and currently offers multiple alternative reference rates including SOFR, BSBY, and Prime indices. As of March 31, 2022, the Company had approximately $14 billion in loans tied to LIBOR that mature after June 30, 2023. Remediation activities are underway to modify or transition existing exposures to alternate index rates or to convert the rate under existing fallback language, including the use of the Adjustable Interest (LIBOR) Act, enacted in March 2022, and other relevant legislation.

Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for credit losses and income taxes. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in Synovus' 2021 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. There have been no significant changes to the accounting policies, estimates and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2021 Form 10-K.
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
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted total revenue and adjusted non-interest revenue are measures used by management to evaluate total TE revenue and non-interest revenue exclusive of net investment securities gains (losses) and fair value adjustment on non-qualified deferred compensation. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income per common share, diluted, adjusted return on average assets, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. Adjusted return on average tangible common equity is a measure used by management to compare Synovus' performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity ratio is used by management to assess the strength of our capital position. The computations of these measures are set forth in the tables below.

Table 14 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended
(in thousands, except per share data)	March 31, 2022	March 31, 2021
Adjusted non-interest revenue
Total non-interest revenue	$105,334	$110,956
Subtract/add: Investment securities (gains) losses, net	—	1,990
Subtract/add: Fair value adjustment on non-qualified deferred compensation	1,295	(792)
Adjusted non-interest revenue	$106,629	$112,154

Adjusted non-interest expense
Total non-interest expense	$272,450	$267,134
Subtract/add: Restructuring charges	6,424	(531)
Subtract: Loss on early extinguishment of debt	(677)	—
Subtract/add: Fair value adjustment on non-qualified deferred compensation	1,295	(792)
Adjusted non-interest expense	$279,492	$265,811

Adjusted total revenue and adjusted tangible efficiency ratio
Adjusted non-interest expense	$279,492	$265,811
Subtract: Amortization of intangibles	(2,118)	(2,379)
Adjusted tangible non-interest expense	$277,374	$263,432

Net interest income	$392,248	$373,857
Add: Tax equivalent adjustment	865	774
Add: Total non-interest revenue	105,334	110,956
Total TE revenue	$498,447	$485,587
Subtract/add: Investment securities (gains) losses, net	—	1,990
Subtract/add: Fair value adjustment on non-qualified deferred compensation	1,295	(792)
Adjusted total revenue	$499,742	$486,785
Efficiency ratio-TE	54.66%	55.01%
Adjusted tangible efficiency ratio	55.50	54.12

Adjusted net income per common share, diluted
Net income available to common shareholders	$162,746	$178,802
Add/subtract: Restructuring charges	(6,424)	531
Add: Loss on early extinguishment of debt	677	—
Subtract/add: Investment securities (gains) losses, net	—	1,990
Add/subtract: Tax effect of adjustments (1)	1,369	(638)
Adjusted net income available to common shareholders	$158,368	$180,685
Weighted average common shares outstanding, diluted	146,665	149,780
Adjusted net income per common share, diluted	$1.08	$1.21

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended
(dollars in thousands)	March 31, 2022	March 31, 2021
Adjusted return on average assets (annualized)
Net income	$171,037	$187,093
Add/subtract: Restructuring charges	(6,424)	531
Add: Loss on early extinguishment of debt	677	—
Subtract/add: Investment securities (gains) losses, net	—	1,990
Add/subtract: Tax effect of adjustments (1)	1,369	(638)
Adjusted net income	$166,659	$188,976
Net income annualized	693,650	758,766
Adjusted net income annualized	675,895	766,403
Total average assets	56,855,898	54,188,504
Return on average assets (annualized)	1.22%	1.40%
Adjusted return on average assets (annualized)	1.19	1.41

	Three Months Ended
(dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Adjusted return on average common equity and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$162,746	$192,110	$178,802
Add/subtract: Restructuring charges	(6,424)	5,958	531
Add: Valuation adjustment to Visa derivative	—	2,656	—
Add: Loss on early extinguishment of debt	677	—	—
Subtract/add: Investment securities (gains) losses, net	—	(230)	1,990
Add/subtract: Tax effect of adjustments (1)	1,369	(2,121)	(638)
Adjusted net income available to common shareholders	$158,368	$198,373	$180,685

Adjusted net income available to common shareholders' annualized	$642,270	$787,023	$732,778
Add: Amortization of intangibles, annualized net of tax	6,543	7,050	7,207
Adjusted net income available to common shareholders excluding amortization of intangibles annualized	$648,813	$794,073	$739,985

Net income available to common shareholders annualized	$660,025	$762,176	$725,141

Total average shareholders' equity less preferred stock	$4,647,426	$4,730,828	$4,599,076
Subtract: Goodwill	(452,390)	(452,390)	(452,390)
Subtract: Other intangible assets, net	(34,576)	(36,805)	(44,005)
Total average tangible shareholders' equity less preferred stock	$4,160,460	$4,241,633	$4,102,681
Return on average common equity (annualized)	14.20%	16.11%	15.77%
Adjusted return on average common equity (annualized)	13.82	16.64	15.93
Adjusted return on average tangible common equity (annualized)	15.59	18.72	18.04

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
(dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Tangible common equity ratio
Total assets	$56,419,549	$57,317,226	$55,159,011
Subtract: Goodwill	(452,390)	(452,390)	(452,390)
Subtract: Other intangible assets, net	(33,478)	(35,596)	(42,733)
Tangible assets	$55,933,681	$56,829,240	$54,663,888
Total shareholders' equity	$4,824,635	$5,296,800	$5,161,717
Subtract: Goodwill	(452,390)	(452,390)	(452,390)
Subtract: Other intangible assets, net	(33,478)	(35,596)	(42,733)
Subtract: Preferred stock, no par value	(537,145)	(537,145)	(537,145)
Tangible common equity	$3,801,622	$4,271,669	$4,129,449
Total shareholders' equity to total assets ratio	8.55%	9.24%	9.36%
Tangible common equity ratio	6.80	7.52	7.55

(1) An assumed marginal tax rate of 23.8% for 2022 and 25.3% for 2021 was applied.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

PART II. – OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
See "Part I - Item 1. Financial Statements and Supplementary Data - Note 9 - Commitments and Contingencies" of this Report.
ITEM 1A. – RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in "Part I - Item IA - Risk Factors” of Synovus' 2021 Form 10-K which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There are no material changes during the period covered by this Report to the risk factors previously disclosed in Synovus' 2021 Form 10-K.
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
    (a) None.
    (b) None.
    (c) Issuer Purchases of Equity Securities:
The Company announced on January 20, 2022 that its Board of Directors authorized share repurchases of up to $300 million in 2022.

Share Repurchases
(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2022	—	$—	—	$300,000
February 2022	—	—	—	300,000
March 2022	204	47.48	204	290,333
Total	204	$47.48	204

(1)    The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
The foregoing repurchases during the first quarter of 2022 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

SYNOVUS FINANCIAL CORP.

May 3, 2022	By:	/s/ Andrew J. Gregory, Jr.
Date		Andrew J. Gregory, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)