Form 10-Q
period 2022-06-30
SYNOVUS FINANCIAL CORP
filed 2022-08-02
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
Commission file number 1-10312

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 31, 2022, 145,369,831 shares of the registrant's common stock, $1.00 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$583,323	$432,925
Interest-bearing funds with Federal Reserve Bank	1,023,030	2,479,006
Interest earning deposits with banks	29,139	25,535
Federal funds sold and securities purchased under resale agreements	29,568	72,387
Total cash, cash equivalents, and restricted cash	1,665,060	3,009,853
Investment securities available for sale, at fair value	9,889,850	10,918,329
Loans held for sale (includes $76,864 and $108,198 measured at fair value, respectively)	917,679	750,642
Loans, net of deferred fees and costs	41,204,780	39,311,958
Allowance for loan losses	(407,837)	(427,597)
Loans, net	40,796,943	38,884,361
Cash surrender value of bank-owned life insurance	1,078,703	1,068,616
Premises, equipment, and software, net	383,060	407,241
Goodwill	452,390	452,390
Other intangible assets, net	31,360	35,596
Other assets	2,167,700	1,790,198
Total assets	$57,382,745	$57,317,226
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$16,876,710	$16,392,653
Interest-bearing deposits	32,157,990	33,034,623
Total deposits	49,034,700	49,427,276
Federal funds purchased and securities sold under repurchase agreements	345,242	264,133
Long-term debt	1,804,104	1,204,229
Other liabilities	1,614,261	1,124,788
Total liabilities	52,798,307	52,020,426
Shareholders' Equity
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,143 shares; issued 170,012,527 and 169,383,758; outstanding 145,357,669 and 145,010,086	170,013	169,384
Additional paid-in capital	3,908,118	3,894,109
Treasury stock, at cost; 24,654,858 and 24,373,672 shares	(944,484)	(931,497)
Accumulated other comprehensive income (loss), net	(1,026,705)	(82,321)
Retained earnings	1,940,351	1,709,980
Total shareholders' equity	4,584,438	5,296,800
Total liabilities and shareholders' equity	$57,382,745	$57,317,226

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Interest income:
Loans, including fees	$391,307	$371,288	$752,399	$743,779
Investment securities available for sale	50,312	33,298	97,562	62,755
Loans held for sale	8,600	6,609	14,781	13,071
Federal Reserve Bank balances	1,593	709	2,382	1,383
Other earning assets	1,960	839	2,710	1,572
Total interest income	453,772	412,743	869,834	822,560
Interest expense:
Deposits	18,501	19,371	32,160	44,389
Long-term debt	8,769	11,478	18,913	22,386
Other borrowings	1,114	34	1,126	69
Total interest expense	28,384	30,883	52,199	66,844
Net interest income	425,388	381,860	817,635	755,716
Provision for (reversal of) credit losses	12,688	(24,598)	24,088	(43,173)
Net interest income after provision for (reversal of) credit losses	412,700	406,458	793,547	798,889
Non-interest revenue:
Service charges on deposit accounts	23,491	21,414	46,030	41,448
Fiduciary and asset management fees	20,100	18,805	40,377	36,759
Card fees	16,089	13,304	30,846	25,300
Brokerage revenue	15,243	13,926	29,898	26,899
Mortgage banking income	3,904	13,842	9,857	36,157
Capital markets income	7,393	3,335	12,864	10,840
Income from bank-owned life insurance	9,165	7,188	15,722	16,031
Investment securities gains (losses), net	—	—	—	(1,990)
Other non-interest revenue	1,881	15,273	17,006	26,599
Total non-interest revenue	97,266	107,087	202,600	218,043
Non-interest expense:
Salaries and other personnel expense	161,063	160,567	325,747	322,044
Net occupancy, equipment, and software expense	43,199	41,825	86,076	82,959
Third-party processing and other services	21,952	24,419	42,947	44,451
Professional fees	10,865	7,947	19,338	17,031
FDIC insurance and other regulatory fees	6,894	5,547	13,144	11,127
Restructuring charges	(1,850)	415	(8,274)	946
Other operating expense	39,928	29,811	75,523	59,107
Total non-interest expense	282,051	270,531	554,501	537,665
Income before income taxes	227,915	243,014	441,646	479,267
Income tax expense	49,863	56,814	92,558	105,975
Net income	178,052	186,200	349,088	373,292
Less: Preferred stock dividends	8,291	8,291	16,581	16,581
Net income available to common shareholders	$169,761	$177,909	$332,507	$356,711
Net income per common share, basic	$1.17	$1.20	$2.29	$2.41
Net income per common share, diluted	1.16	1.19	2.27	2.38
Weighted average common shares outstanding, basic	145,328	148,113	145,301	148,289
Weighted average common shares outstanding, diluted	146,315	149,747	146,489	149,764

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,
	2022			2021
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$227,915	$(49,863)	$178,052	$243,014	$(56,814)	$186,200
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	(429,408)	102,328	(327,080)	46,342	(11,725)	34,617
Reclassification adjustment for realized (gains) losses included in net income	—	—	—	—	—	—
Net change	(429,408)	102,328	(327,080)	46,342	(11,725)	34,617
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(48,332)	11,517	(36,815)	(1,923)	486	(1,437)
Reclassification adjustment for realized (gains) losses included in net income	(978)	233	(745)	(3,657)	925	(2,732)
Net change	(49,310)	11,750	(37,560)	(5,580)	1,411	(4,169)
Total other comprehensive income (loss)	$(478,718)	$114,078	$(364,640)	$40,762	$(10,314)	$30,448
Comprehensive income (loss)			$(186,588)			$216,648

	Six Months Ended June 30,
	2022			2021
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$441,646	$(92,558)	$349,088	$479,267	$(105,975)	$373,292
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	(1,050,890)	249,351	(801,539)	(118,899)	31,056	(87,843)
Reclassification adjustment for realized (gains) losses included in net income	—	—	—	1,990	(515)	1,475
Net change	(1,050,890)	249,351	(801,539)	(116,909)	30,541	(86,368)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(184,310)	43,878	(140,432)	(30,980)	8,360	(22,620)
Reclassification adjustment for realized (gains) losses included in net income	(3,167)	754	(2,413)	(5,256)	1,335	(3,921)
Net change	(187,477)	44,632	(142,845)	(36,236)	9,695	(26,541)
Total other comprehensive income (loss)	$(1,238,367)	$293,983	$(944,384)	$(153,145)	$40,236	$(112,909)
Comprehensive income (loss)			$(595,296)			$260,383

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at March 31, 2022	$537,145	$169,912	$3,899,269	$(941,168)	$(662,065)	$1,821,542	$4,824,635
Net income	—	—	—	—	—	178,052	178,052
Other comprehensive income (loss), net of income taxes	—	—	—	—	(364,640)	—	(364,640)
Cash dividends declared on common stock - $0.34 per share	—	—	—	—	—	(49,416)	(49,416)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(8,291)	(8,291)
Repurchases of common stock including costs to repurchase	—	—	—	(3,316)	—	—	(3,316)
Restricted share unit vesting and taxes paid related to net share settlement	—	48	1,086	—	—	(1,536)	(402)
Stock options exercised, net	—	53	919	—	—	—	972
Share-based compensation expense	—	—	6,844	—	—	—	6,844
Balance at June 30, 2022	$537,145	$170,013	$3,908,118	$(944,484)	$(1,026,705)	$1,940,351	$4,584,438

Balance at March 31, 2021	$537,145	$168,978	$3,864,281	$(731,690)	$15,278	$1,307,725	$5,161,717
Net income	—	—	—	—	—	186,200	186,200
Other comprehensive income (loss), net of income taxes	—	—	—	—	30,448	—	30,448
Cash dividends declared on common stock - $0.33 per share	—	—	—	—	—	(48,651)	(48,651)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(8,291)	(8,291)
Repurchases of common stock including costs to repurchase	—	—	—	(92,507)	—	—	(92,507)
Restricted share unit vesting and taxes paid related to net share settlement	—	35	(429)	—	—	—	(394)
Stock options exercised, net	—	95	2,232	—	—	—	2,327
Share-based compensation expense	—	—	6,865	—	—	—	6,865
Balance at June 30, 2021	$537,145	$169,108	$3,872,949	$(824,197)	$45,726	$1,436,983	$5,237,714

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at December 31, 2021	$537,145	$169,384	$3,894,109	$(931,497)	$(82,321)	$1,709,980	$5,296,800
Net income	—	—	—	—	—	349,088	349,088
Other comprehensive income (loss), net of income taxes	—	—	—	—	(944,384)	—	(944,384)
Cash dividends declared on common stock - $0.68 per share	—	—	—	—	—	(98,858)	(98,858)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(16,581)	(16,581)
Repurchases of common stock including costs to repurchase	—	—	—	(12,987)	—	—	(12,987)
Restricted share unit vesting and taxes paid related to net share settlement	—	350	(3,196)	—	—	(3,278)	(6,124)
Stock options exercised, net	—	279	2,460	—	—	—	2,739
Share-based compensation expense	—	—	14,745	—	—	—	14,745
Balance at June 30, 2022	$537,145	$170,013	$3,908,118	$(944,484)	$(1,026,705)	$1,940,351	$4,584,438

Balance at December 31, 2020	$537,145	$168,133	$3,851,208	$(731,806)	$158,635	$1,178,019	$5,161,334
Net income	—	—	—	—	—	373,292	373,292
Other comprehensive income (loss), net of income taxes	—	—	—	—	(112,909)	—	(112,909)
Cash dividends declared on common stock - $0.66 per share	—	—	—	—	—	(97,744)	(97,744)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(16,581)	(16,581)
Repurchases of common stock including costs to repurchase	—	—	—	(92,507)	—	—	(92,507)
Restricted share unit vesting and taxes paid related to net share settlement	—	306	(6,885)	—	—	—	(6,579)
Stock options exercised, net	—	669	14,210	—	—	—	14,879
Warrants exercised with net settlement and common stock reissued	—	—	(113)	116	—	(3)	—
Share-based compensation expense	—	—	14,529	—	—	—	14,529
Balance at June 30, 2021	$537,145	$169,108	$3,872,949	$(824,197)	$45,726	$1,436,983	$5,237,714

(1)    For the three months ended June 30, 2022 and 2021, dividends per share were $0.39 and $0.37 for Series D and Series E Preferred Stock, respectively.
(2)    For the six months ended June 30, 2022 and 2021, dividends per share were $0.79 and $0.73 for Series D and Series E Preferred Stock, respectively.
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Operating Activities
Net income	$349,088	$373,292
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	24,088	(43,173)
Depreciation, amortization, and accretion, net	36,991	66,572
Deferred income tax expense (benefit)	(3,227)	25,111
Originations of loans held for sale	(2,095,264)	(2,042,076)
Proceeds from sales and payments on loans held for sale	1,926,118	2,078,089
Gain on sales of loans held for sale, net	(7,277)	(27,502)
(Increase) decrease in other assets	(107,698)	(7,354)
Increase (decrease) in other liabilities	72,987	(1,554)
Investment securities (gains) losses, net	—	1,990
Share-based compensation expense	14,511	13,131
Other	677	—
Net cash provided by (used in) operating activities	210,994	436,526
Investing Activities
Proceeds from maturities and principal collections of investment securities available for sale	1,226,967	1,616,397
Proceeds from sales of investment securities available for sale	—	223,977
Purchases of investment securities available for sale	(1,269,468)	(3,476,929)
Proceeds from sales of loans	47,130	86,650
Purchases of loans	(361,567)	(1,041,602)
Net (increase) decrease in loans	(1,594,366)	928,084
Net (purchases) redemptions of Federal Home Loan Bank stock	(45,700)	(1,200)
Net (purchases) redemptions of Federal Reserve Bank stock	(536)	(954)
Net proceeds from settlement (purchases) of bank-owned life insurance policies	3,106	6,264
Net increase in premises, equipment and software	(11,260)	(12,419)
Other	33,984	4,141
Net cash provided by (used in) investing activities	(1,971,710)	(1,667,591)
Financing Activities
Net increase (decrease) in deposits	(389,758)	480,391
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	81,109	(33,135)
Net increase (decrease) in other short-term borrowings	254,818	(7,717)
Repayments and redemption of long-term debt	(400,000)	—
Proceeds from issuance of long-term debt	1,000,000	—
Dividends paid to common shareholders	(97,293)	(97,927)
Dividends paid to preferred shareholders	(16,581)	(16,581)
Repurchases of common stock	(12,987)	(92,507)
Issuances, net of taxes paid, under equity compensation plans	(3,385)	8,300
Net cash provided by (used in) financing activities	415,923	240,824
Increase (decrease) in cash and cash equivalents including restricted cash	(1,344,793)	(990,241)
Cash, cash equivalents, and restricted cash, at beginning of period	3,009,853	4,252,917
Cash, cash equivalents, and restricted cash at end of period	$1,665,060	$3,262,676

Supplemental Disclosures:
Income taxes paid	$88,090	$115,282
Interest paid	52,330	78,772
Non-cash Activities
Securities purchased during the period but settled after period-end	—	48,795
Premises and equipment transferred to other assets held for sale	13,372	3,864
Loans foreclosed and transferred to other real estate	—	801
Loans transferred (from) to other loans held for sale at fair value	(9,386)	—
See accompanying notes to unaudited interim consolidated financial statements.

Notes to Unaudited Interim Consolidated Financial Statements
Note 1 - Basis of Presentation and Accounting Policies
General
The accompanying unaudited interim consolidated financial statements of Synovus Financial Corp. include the accounts of the Parent Company and its consolidated subsidiaries. Synovus Financial Corp. is a financial services company based in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and consumer banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, mortgage services, premium finance, asset-based lending, structured lending, and international banking. Synovus also provides financial planning, and investment advisory services through its wholly-owned subsidiaries, Synovus Trust and Synovus Securities, as well as its GLOBALT and Creative Financial Group divisions. Synovus Bank is positioned in markets in the Southeast, with 261 branches and 367 ATMs in Alabama, Florida, Georgia, South Carolina, and Tennessee.
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
Recent Accounting Pronouncements
The following table provides a brief description of accounting standards adopted or issued in 2022 and the estimated effect on the Company’s financial statements.

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
		This ASU is effective upon issuance and can be applied through December 31, 2022.	The Company is in the process of evaluating and applying, as applicable, the optional expedients and exceptions in accounting for eligible contract modifications, eligible existing hedging relationships and new hedging relationships. The application of this guidance has not had and is not expected to have a material impact to the consolidated financial statements.
SAB 121, Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users	In March 2022, the SEC released SAB 121 to add interpretive guidance for entities to consider when they have obligations to safeguard crypto-assets held for clients. The new guidance requires reporting entities who allow clients to transact in crypto-assets and act as a custodian to record a liability with a corresponding asset regardless of whether they control the crypto-asset. The crypto-asset will need to be marked at fair value for each reporting period. The new guidance requires disclosures in the footnotes to address the amount of crypto-assets reported, and the safeguarding and recordkeeping of the assets.	June 30, 2022, with retrospective application back to the beginning of the fiscal year.	The adoption of this standard on June 30, 2022, had no impact to the consolidated financial statements.

Standard	Description	Required date of adoption	Effect on Company's financial statements or other significant matters
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

Note 2 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at June 30, 2022 and December 31, 2021 are summarized below.

	June 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$414,744	$—	$(28,160)	$386,584
U.S. Government agency securities	52,866	2	(1,973)	50,895
Mortgage-backed securities issued by U.S. Government agencies	713,490	6	(81,525)	631,971
Mortgage-backed securities issued by U.S. Government sponsored enterprises	8,144,078	557	(901,994)	7,242,641
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	826,579	—	(73,493)	753,086
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	642,436	121	(37,438)	605,119
Asset-backed securities	201,366	—	—	201,366
Corporate debt securities and other debt securities	18,358	—	(170)	18,188
Total investment securities available for sale	$11,013,917	$686	$(1,124,753)	$9,889,850

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$120,465	$—	$(2,627)	$117,838
U.S. Government agency securities	53,214	1,374	(387)	54,201
Mortgage-backed securities issued by U.S. Government agencies	790,329	768	(11,464)	779,633
Mortgage-backed securities issued by U.S. Government sponsored enterprises	8,063,890	50,491	(102,080)	8,012,301
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	951,691	4,658	(16,726)	939,623
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	479,420	8,644	(6,320)	481,744
Asset-backed securities	514,188	—	—	514,188
Corporate debt securities and other debt securities	18,309	492	—	18,801
Total investment securities available for sale	$10,991,506	$66,427	$(139,604)	$10,918,329

At June 30, 2022 and December 31, 2021, investment securities with a carrying value of $3.86 billion and $4.03 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2022 and December 31, 2021 are presented below.

	June 30, 2022
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$322,983	$(20,632)	$42,319	$(7,528)	$365,302	$(28,160)
U.S. Government agency securities	50,180	(1,973)	—	—	50,180	(1,973)
Mortgage-backed securities issued by U.S. Government agencies	305,938	(36,743)	324,431	(44,782)	630,369	(81,525)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	5,273,030	(605,258)	1,893,054	(296,736)	7,166,084	(901,994)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	348,932	(26,567)	404,154	(46,926)	753,086	(73,493)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	418,331	(14,730)	138,644	(22,708)	556,975	(37,438)
Corporate debt securities and other debt securities	18,188	(170)	—	—	18,188	(170)
Total	$6,737,582	$(706,073)	$2,802,602	$(418,680)	$9,540,184	$(1,124,753)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$49,648	$(379)	$47,590	$(2,248)	$97,238	$(2,627)
U.S. Government agency securities	21,760	(387)	—	—	21,760	(387)
Mortgage-backed securities issued by U.S. Government agencies	461,078	(5,858)	244,264	(5,606)	705,342	(11,464)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	5,729,476	(82,671)	643,758	(19,409)	6,373,234	(102,080)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	187,431	(3,981)	504,238	(12,745)	691,669	(16,726)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	146,672	(2,951)	83,533	(3,369)	230,205	(6,320)
Total	$6,596,065	$(96,227)	$1,523,383	$(43,377)	$8,119,448	$(139,604)

As of June 30, 2022, Synovus had 304 investment securities in a loss position for less than twelve months and 79 investment securities in a loss position for twelve months or longer. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses. As such, no write-downs to the amortized cost basis of the portfolio were recorded at June 30, 2022.

At June 30, 2022, no ACL was established for investment securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. U.S. Treasury and agency securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government, an agency of the United States government, or a government sponsored enterprise.
The amortized cost and fair value by contractual maturity of investment securities available for sale at June 30, 2022 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at June 30, 2022
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$21,282	$343,616	$49,846	$—	$414,744
U.S. Government agency securities	456	22,420	29,990	—	52,866
Mortgage-backed securities issued by U.S. Government agencies	—	727	5	712,758	713,490
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	127,499	8,016,579	8,144,078
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	114	—	826,465	826,579
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	338,951	234,679	68,806	642,436
Asset-backed securities	201,366	—	—	—	201,366
Corporate debt securities and other debt securities	9,501	—	8,857	—	18,358
Total amortized cost	$232,605	$705,828	$450,876	$9,624,608	$11,013,917

Fair Value
U.S. Treasury securities	$21,282	$322,983	$42,319	$—	$386,584
U.S. Government agency securities	457	20,581	29,857	—	50,895
Mortgage-backed securities issued by U.S. Government agencies	—	727	5	631,239	631,971
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	124,738	7,117,903	7,242,641
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	114	—	752,972	753,086
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	328,630	209,726	66,763	605,119
Asset-backed securities	201,366	—	—	—	201,366
Corporate debt securities and other debt securities	9,446	—	8,742	—	18,188
Total fair value	$232,551	$673,035	$415,387	$8,568,877	$9,889,850

Gross gains and gross losses on sales of securities available for sale for the three and six months ended June 30, 2022 and 2021 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income (loss) at the time of sale.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Gross realized gains on sales	$—	$—	$—	$—
Gross realized losses on sales	—	—	—	(1,990)
Investment securities gains (losses), net	$—	$—	$—	$(1,990)

Note 3 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of June 30, 2022 and December 31, 2021.

	June 30, 2022
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$12,954,600	$14,363	$525	$14,888	$12,834	$35,767	$13,018,089
Owner-occupied	7,744,300	4,538	—	4,538	6,955	4,443	7,760,236
Total commercial and industrial	20,698,900	18,901	525	19,426	19,789	40,210	20,778,325
Investment properties	10,400,407	271	—	271	5,025	2,345	10,408,048
1-4 family properties	636,701	2,036	—	2,036	1,821	1,297	641,855
Land and development	451,590	—	—	—	1,924	—	453,514
Total commercial real estate	11,488,698	2,307	—	2,307	8,770	3,642	11,503,417
Consumer mortgages	5,092,428	9,238	—	9,238	22,857	—	5,124,523
Home equity	1,567,527	3,591	—	3,591	7,588	512	1,579,218
Credit cards	191,641	1,413	1,236	2,649	—	—	194,290
Other consumer loans	2,000,402	18,459	490	18,949	5,656	—	2,025,007
Total consumer	8,851,998	32,701	1,726	34,427	36,101	512	8,923,038
Loans, net of deferred fees and costs	$41,039,596	$53,909	$2,251	$56,160	$64,660	$44,364	$41,204,780

	December 31, 2021
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$12,068,740	$13,378	$3,953	$17,331	$37,918	$23,869	$12,147,858
Owner-occupied	7,460,184	3,627	59	3,686	7,146	4,050	7,475,066
Total commercial and industrial	19,528,924	17,005	4,012	21,017	45,064	27,919	19,622,924
Investment properties	9,894,924	1,285	717	2,002	3,273	2,577	9,902,776
1-4 family properties	639,631	1,182	93	1,275	4,535	28	645,469
Land and development	463,949	845	154	999	1,918	—	466,866
Total commercial real estate	10,998,504	3,312	964	4,276	9,726	2,605	11,015,111
Consumer mortgages	5,033,537	6,257	126	6,383	29,078	—	5,068,998
Home equity	1,349,027	2,619	—	2,619	9,773	—	1,361,419
Credit cards	201,929	1,233	1,010	2,243	—	—	204,172
Other consumer loans	2,011,430	20,369	658	21,027	6,877	—	2,039,334
Total consumer	8,595,923	30,478	1,794	32,272	45,728	—	8,673,923
Loans, net of deferred fees and costs	$39,123,351	$50,795	$6,770	$57,565	$100,518	$30,524	$39,311,958

Interest income on non-accrual loans outstanding that would have been recorded if the loans had been current and performing in accordance with their original terms was $2.0 million and $2.7 million for the three months ended June 30, 2022 and 2021, respectively and $5.4 million and $6.2 million for the six months ended June 30, 2022 and 2021, respectively. Of the interest income recognized during the three months ended June 30, 2022 and 2021, cash-basis interest income was $410 thousand and $575 thousand, respectively. Cash-basis interest income was $964 thousand and $1.2 million for the six months ended June 30, 2022 and 2021 respectively.

Pledged Loans
Loans with carrying values of $15.15 billion and $14.19 billion, respectively, were pledged as collateral for borrowings and capacity at June 30, 2022 and December 31, 2021, respectively, to the FHLB and Federal Reserve Bank.
Portfolio Segment Risk Factors
The risk characteristics and collateral information of each portfolio segment are as follows:
Commercial and Industrial Loans - The C&I loan portfolio is primarily comprised of general middle market and commercial banking clients across a diverse set of industries. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. These loans are secured by collateral such as business equipment, inventory, and real estate. Credit decisions on loans in the C&I portfolio are based on cash flow from the operations of the business as the primary source of repayment of the debt, with underlying real estate or other collateral being the secondary source of repayment. PPP loans, which are categorized as C&I loans, were $86.7 million at June 30, 2022 and are guaranteed by the SBA.
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

The following tables summarize each loan portfolio class by risk grade and origination year as of June 30, 2022 and December 31, 2021 as required under CECL.

	June 30, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2022	2021	2020	2019	2018	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$539,814	$2,126,772	$1,183,170	$811,870	$569,801	$1,166,642	$6,202,131	$30,553	$12,630,753
Special Mention	3,136	4,280	9,337	9,435	17,596	3,333	86,555	—	133,672
Substandard(1)	6,888	11,081	52,047	45,437	18,756	28,546	86,152	1,082	249,989
Doubtful(2)	—	—	—	—	3,520	—	—	—	3,520
Loss(3)	—	—	—	—	—	—	155	—	155
Total commercial, financial and agricultural	549,838	2,142,133	1,244,554	866,742	609,673	1,198,521	6,374,993	31,635	13,018,089
Owner-occupied
Pass	834,063	1,730,966	1,178,269	1,007,485	720,509	1,388,397	641,261	—	7,500,950
Special Mention	137	4,545	86,210	8,841	45,656	28,168	—	—	173,557
Substandard(1)	2,400	12,555	2,969	5,738	39,048	22,766	—	—	85,476
Loss(3)	—	253	—	—	—	—	—	—	253
Total owner-occupied	836,600	1,748,319	1,267,448	1,022,064	805,213	1,439,331	641,261	—	7,760,236
Total commercial and industrial	1,386,438	3,890,452	2,512,002	1,888,806	1,414,886	2,637,852	7,016,254	31,635	20,778,325
Investment properties
Pass	1,352,056	2,953,629	1,554,185	1,444,006	901,677	1,749,178	314,751	—	10,269,482
Special Mention	—	6,963	—	15,295	11,559	4,409	7,997	—	46,223
Substandard(1)	358	486	631	3,695	52,785	13,118	21,270	—	92,343
Total investment properties	1,352,414	2,961,078	1,554,816	1,462,996	966,021	1,766,705	344,018	—	10,408,048
1-4 family properties
Pass	174,897	203,245	56,607	38,918	33,778	75,587	46,689	—	629,721
Special Mention	2,688	1,250	970	634	—	202	—	—	5,744
Substandard(1)	699	1,785	5	435	1,521	1,900	45	—	6,390
Total 1-4 family properties	178,284	206,280	57,582	39,987	35,299	77,689	46,734	—	641,855

	June 30, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2022	2021	2020	2019	2018	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Land and development
Pass	66,081	133,592	30,360	55,259	21,038	84,205	22,182	—	412,717
Special Mention	29	170	775	—	31,136	290	—	—	32,400
Substandard(1)	813	2,884	225	643	477	3,355	—	—	8,397
Total land and development	66,923	136,646	31,360	55,902	52,651	87,850	22,182	—	453,514
Total commercial real estate	1,597,621	3,304,004	1,643,758	1,558,885	1,053,971	1,932,244	412,934	—	11,503,417
Consumer mortgages
Pass	498,240	1,249,155	1,432,760	496,716	187,795	1,205,352	492	—	5,070,510
Substandard(1)	45	2,667	4,926	7,134	11,624	26,856	—	—	53,252
Loss(3)	—	—	—	4	—	757	—	—	761
Total consumer mortgages	498,285	1,251,822	1,437,686	503,854	199,419	1,232,965	492	—	5,124,523
Home equity
Pass	—	—	—	—	—	—	1,204,042	363,356	1,567,398
Substandard(1)	—	—	—	—	—	—	6,967	4,289	11,256
Loss(3)	—	—	—	—	—	—	426	138	564
Total home equity	—	—	—	—	—	—	1,211,435	367,783	1,579,218
Credit cards
Pass	—	—	—	—	—	—	193,102	—	193,102
Substandard(1)	—	—	—	—	—	—	430	—	430
Loss(4)	—	—	—	—	—	—	758	—	758
Total credit cards	—	—	—	—	—	—	194,290	—	194,290
Other consumer loans
Pass	155,843	667,787	557,705	86,030	43,321	182,373	323,060	—	2,016,119
Substandard(1)	1,942	1,515	1,724	1,326	1,110	1,094	168	—	8,879
Loss(4)	—	—	—	—	—	9	—	—	9
Total other consumer loans	157,785	669,302	559,429	87,356	44,431	183,476	323,228	—	2,025,007
Total consumer	656,070	1,921,124	1,997,115	591,210	243,850	1,416,441	1,729,445	367,783	8,923,038
Loans, net of deferred fees and costs	$3,640,129	$9,115,580	$6,152,875	$4,038,901	$2,712,707	$5,986,537	$9,158,633	$399,418	$41,204,780

(1)    The majority of loans within Substandard risk grade are accruing loans at June 30, 2022.
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
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three and six months ended June 30, 2022.

Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the three and six months ended June 30, 2022 and 2021.

	As Of and For the Three Months Ended June 30, 2022
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at March 31, 2022	$178,722	$94,696	$141,538	$414,956
Charge-offs	(15,512)	(252)	(7,934)	(23,698)
Recoveries	3,208	572	3,353	7,133
Provision for (reversal of) loan losses	(6,410)	9,202	6,654	9,446
Ending balance at June 30, 2022	$160,008	$104,218	$143,611	$407,837

	As Of and For the Three Months Ended June 30, 2021
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at March 31, 2021	$254,777	$113,812	$194,625	$563,214
Charge-offs	(18,729)	(3,839)	(8,285)	(30,853)
Recoveries	1,495	377	2,435	4,307
Provision for (reversal of) loan losses	17,395	(18,237)	(19,118)	(19,960)
Ending balance at June 30, 2021	$254,938	$92,113	$169,657	$516,708

	As Of and For the Six Months Ended June 30, 2022
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2021	$188,364	$97,760	$141,473	$427,597
Charge-offs	(29,275)	(2,708)	(16,862)	(48,845)
Recoveries	5,571	933	7,167	13,671
Provision for (reversal of) loan losses	(4,652)	8,233	11,833	15,414
Ending balance at June 30, 2022	$160,008	$104,218	$143,611	$407,837

	As Of and For the Six Months Ended June 30, 2021
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2020	$229,555	$130,742	$245,439	$605,736
Charge-offs	(28,146)	(14,158)	(13,874)	(56,178)
Recoveries	4,267	1,403	3,758	9,428
Provision for loan losses	49,262	(25,874)	(65,666)	(42,278)
Ending balance at June 30, 2021	$254,938	$92,113	$169,657	$516,708

The ALL of $407.8 million and the reserve for unfunded commitments of $50.6 million, which is recorded in other liabilities, comprise the total ACL of $458.4 million at June 30, 2022. The ACL decreased $11.1 million compared to the December 31, 2021 ACL of $469.5 million, which consisted of the ALL of $427.6 million and the reserve for unfunded commitments of $41.9 million. The ACL to loans coverage ratio of 1.11% at June 30, 2022 was 8 bps lower compared to December 31, 2021.
The reduction in the ACL resulted primarily from decreased specific reserves, continued positive trends in our credit performance, and the modeled impact from improvement in the current labor market. This was partially offset by loan growth and an increase in the downside weighting of the multiple scenario model which reflects increased economic uncertainty from inflation concerns and geopolitical tensions which slowed the pace of the allowance decline for the first half of the year.

The ACL is estimated using a two-year reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reverts on a straight-line basis back to the historical rates over a one-year period. Synovus utilizes multiple economic forecast scenarios sourced from a reputable third-party provider that are probability-weighted internally. The scenarios include a consensus baseline forecast, an upside scenario reflecting an accelerated recovery, a downside scenario that reflects adverse economic conditions, and an additional adverse scenario that assumes consistent slow growth that is less optimistic than the baseline. At June 30, 2022, economic scenario weights incorporated a 60% downside bias to the baseline scenario compared to 43% at December 31, 2021. The consensus baseline outlook used in the June 30, 2022 estimate showed stable economic conditions with an unemployment rate of 3.6% over the forecast period, compared to the December 31, 2021 baseline forecast that sloped from above 4.0% to 3.5%. The downside scenario that assumes consistent slow growth is the highest internally-weighted economic scenario and includes an unemployment rate that steadily rises to 5.2% by the end of 2023.
The provision for credit losses of $12.7 million and $24.1 million for the three and six months ended June 30, 2022 included net charge-offs of $16.6 million and $35.2 million, respectively, and represented a slowing of allowance releases due primarily to the increased economic uncertainty noted above. $3.7 million and $7.5 million in reserves, respectively, were also added as a result of purchases of $180.2 million and $361.6 million of third-party lending loans for the three and six months ended June 30, 2022, respectively.

TDRs
Information about Synovus' TDRs is presented in the following tables. Synovus began entering into loan modifications with borrowers in response to the COVID-19 pandemic under the CARES Act, some of which had not been classified as TDRs. The CARES Act election period ended on January 1, 2022. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in Synovus' 2021 Form 10-K for information on Synovus' loan modifications due to COVID-19. The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the three and six months ended June 30, 2022 and 2021 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Three Months Ended June 30, 2022
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	23	$8,534	$266	$8,800
Owner-occupied	7	22,430	—	22,430
Total commercial and industrial	30	30,964	266	31,230
Investment properties	2	690	—	690
1-4 family properties	4	1,984	—	1,984
Land and development	1	437	—	437
Total commercial real estate	7	3,111	—	3,111
Consumer mortgages	3	159	162	321
Home equity	14	2,490	39	2,529
Other consumer loans	4	—	91	91
Total consumer	21	2,649	292	2,941
Total TDRs	58	$36,724	$558	$37,282	(2)

	Three Months Ended June 30, 2021
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	18	$1,770	$1,174	$2,944
Owner-occupied	5	1,155	—	1,155
Total commercial and industrial	23	2,925	1,174	4,099
Investment properties	1	419	—	419
1-4 family properties	2	158	—	158
Land and development	1	366	—	366
Total commercial real estate	4	943	—	943
Consumer mortgages	2	331	—	331
Home equity	14	900	96	996
Other consumer loans	13	187	245	432
Total consumer	29	1,418	341	1,759
Total TDRs	56	$5,286	$1,515	$6,801	(3)

(1)    Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the three months ending June 30, 2022 and 2021.
(2)    No net charge-offs were recorded during the three months ended June 30, 2022.
(3)    No net charge-offs were recorded during the three months ended June 30, 2021.

	Six Months Ended June 30, 2022
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	56	$26,434	$807	$27,241
Owner-occupied	20	28,534	3,857	32,391
Total commercial and industrial	76	54,968	4,664	59,632
Investment properties	5	1,279	6,610	7,889
1-4 family properties	11	3,197	—	3,197
Land and development	4	3,168	—	3,168
Total commercial real estate	20	7,644	6,610	14,254
Consumer mortgages	10	1,176	266	1,442
Home equity	25	3,419	39	3,458
Other consumer loans	6	—	139	139
Total consumer	41	4,595	444	5,039
Total TDRs	137	$67,207	$11,718	$78,925	(2)

	Six Months Ended June 30, 2021
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	58	$5,003	$3,737	$8,740
Owner-occupied	10	2,409	399	2,808
Total commercial and industrial	68	7,412	4,136	11,548
Investment properties	6	2,403	—	2,403
1-4 family properties	7	621	39	660
Land and development	2	366	43	409
Total commercial real estate	15	3,390	82	3,472
Consumer mortgages	2	331	—	331
Home equity	27	1,487	258	1,745
Other consumer loans	86	316	4,864	5,180
Total consumer	115	2,134	5,122	7,256
Total TDRs	198	$12,936	$9,340	$22,276	(3)

(1)    Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the six months ending June 30, 2022 and 2021.
(2)    No net charge-offs were recorded during the six months ended June 30, 2022.
(3)    No net charge-offs were recorded during the six months ended June 30, 2021.
    For both the three and six months ended June 30, 2022, there were 3 defaults with a recorded investment of $430 thousand on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments) compared to five defaults with a recorded investment of $172 thousand for both the three and six months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, there were no commitments to lend a material amount of additional funds to any client whose loan was classified as a TDR.

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
Goodwill allocated to each reporting unit at June 30, 2022 and December 31, 2021 is presented as follows:

(in thousands)	Wholesale Banking Reporting Unit	Community Banking Reporting Unit	Consumer Banking Reporting Unit	Mortgage Reporting Unit	Wealth Management Reporting Unit	Total Goodwill
Balance at December 31, 2021	$171,636	$256,323	$—	$—	$24,431	$452,390
Changes during the period from:
Reallocation	—	(114,701)	114,701	—	—	—
Balance at June 30, 2022	$171,636	$141,622	$114,701	$—	$24,431	$452,390

Goodwill is evaluated for impairment on an annual basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). Synovus performs its annual evaluation of goodwill impairment during the fourth quarter of each year. Due to the Company’s reorganization of its reporting structure during the first quarter of 2022, as described above, the Company thereby performed a qualitative impairment assessment of the impacted reporting units and determined that performing a quantitative impairment test was not necessary.
The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of June 30, 2022 and December 31, 2021, which primarily consist of core deposit intangible assets. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. Aggregate other intangible assets amortization expense for the three and six months ended June 30, 2022, was $2.1 million and $4.2 million, respectively. Aggregate other intangible assets amortization expense for the three and six months ended June 30, 2021, was $2.4 million and $4.8 million, respectively.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2022
CDI	$57,400	$(31,831)	$25,569
Other	12,500	(6,709)	5,791
Total other intangible assets	$69,900	$(38,540)	$31,360

December 31, 2021
CDI	$57,400	$(28,178)	$29,222
Other	12,500	(6,126)	6,374
Total other intangible assets	$69,900	$(34,304)	$35,596

Note 5 - Shareholders' Equity and Other Comprehensive Income (Loss)
Repurchases of Common Stock
Synovus announced on January 20, 2022 that its Board of Directors authorized share repurchases of up to $300 million in 2022. During the three months ended June 30, 2022, Synovus repurchased under this program a total of $3.3 million, or 78 thousand shares of its common stock, at an average price of $42.71 per share, and during the six months ended June 30, 2022, Synovus repurchased a total of $13.0 million, or 281 thousand shares of its common stock, at an average price of $46.17 per share.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2022 and 2021.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on investment securities available for sale(1)	Net unrealized gains (losses) on cash flow hedges(1)	Total
Balance at March 31, 2022	$(542,439)	$(119,626)	$(662,065)
Other comprehensive income (loss) before reclassifications	(327,080)	(36,815)	(363,895)
Amounts reclassified from AOCI	—	(745)	(745)
Net current period other comprehensive income (loss)	(327,080)	(37,560)	(364,640)
Balance at June 30, 2022	$(869,519)	$(157,186)	$(1,026,705)

Balance at March 31, 2021	$(15,316)	$30,594	$15,278
Other comprehensive income (loss) before reclassifications	34,617	(1,437)	33,180
Amounts reclassified from AOCI	—	(2,732)	(2,732)
Net current period other comprehensive income (loss)	34,617	(4,169)	30,448
Balance at June 30, 2021	$19,301	$26,425	$45,726

Balance, December 31, 2021	$(67,980)	$(14,341)	$(82,321)
Other comprehensive income (loss) before reclassifications	(801,539)	(140,432)	(941,971)
Amounts reclassified from AOCI	—	(2,413)	(2,413)
Net current period other comprehensive income (loss)	(801,539)	(142,845)	(944,384)
Balance at June 30, 2022	$(869,519)	$(157,186)	$(1,026,705)

Balance, December 31, 2020	$105,669	$52,966	$158,635
Other comprehensive income (loss) before reclassifications	(87,843)	(22,620)	(110,463)
Amounts reclassified from AOCI	1,475	(3,921)	(2,446)
Net current period other comprehensive income (loss)	(86,368)	(26,541)	(112,909)
Balance at June 30, 2021	$19,301	$26,425	$45,726

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis.

	June 30, 2022				December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	$2,795	$—	$2,795	$—	$197	$—	$197
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	412	—	412	—	671	—	671
Other mortgage-backed securities	—	3,231	—	3,231	—	—	—	—
State and municipal securities	—	28	—	28	—	560	—	560
Asset-backed securities	—	9,811	—	9,811	—	6,963	—	6,963
Total trading securities	$—	$16,277	$—	$16,277	$—	$8,391	$—	$8,391
Investment securities available for sale:
U.S. Treasury securities	$386,584	$—	$—	$386,584	$117,838	$—	$—	$117,838
U.S. Government agency securities	—	50,895	—	50,895	—	54,201	—	54,201
Mortgage-backed securities issued by U.S. Government agencies	—	631,971	—	631,971	—	779,633	—	779,633
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	7,242,641	—	7,242,641	—	8,012,301	—	8,012,301
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	753,086	—	753,086	—	939,623	—	939,623
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	605,119	—	605,119	—	481,744	—	481,744
Asset-backed securities	—	201,366	—	201,366	—	514,188	—	514,188
Corporate debt securities and other debt securities	—	18,188	—	18,188	—	18,801	—	18,801
Total investment securities available for sale	$386,584	$9,503,266	$—	$9,889,850	$117,838	$10,800,491	$—	$10,918,329
Mortgage loans held for sale	$—	$76,864	$—	$76,864	$—	$108,198	$—	$108,198
Other investments	—	—	11,083	11,083	—	—	12,185	12,185
Mutual funds and mutual funds held in rabbi trusts	41,254	—	—	41,254	43,657	—	—	43,657
GGL/SBA loans servicing asset	—	—	3,155	3,155	—	—	3,233	3,233
Derivative assets	—	191,377	—	191,377	—	191,708	—	191,708
Liabilities
Trading liability for short positions	$—	$5,018	$—	$5,018	$—	$200	$—	$200
Mutual funds held in rabbi trusts	25,995	—	—	25,995	27,205	—	—	27,205
Derivative liabilities	—	339,722	4,993	344,715	—	95,067	3,535	98,602

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

Mortgage Loans Held for Sale
(in thousands)	As of June 30, 2022	As of December 31, 2021
Fair value	$76,864	$108,198
Unpaid principal balance	75,996	105,785
Fair value less aggregate unpaid principal balance	$868	$2,413

Changes in Fair Value Included in Net Income	Three Months Ended June 30,		Six Months Ended June 30,		Location in Consolidated Statements of Income
(in thousands)	2022	2021	2022	2021
Mortgage loans held for sale	$805	$4,094	$(1,545)	$(538)	Mortgage banking income

Activity for Level 3 Assets and Liabilities
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Fair Value Accounting" of Synovus' 2021 Form 10-K for a description of the valuation techniques and significant inputs for Level 3 assets and liabilities that are measured at fair value on a recurring and non-recurring basis. During the three and six months ended June 30, 2022 and 2021, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. The following tables provide rollforwards of Level 3 assets and liabilities measured at fair value on a recurring basis.

			Three Months Ended June 30, 2022
(in thousands)			Other Investments	GGL / SBA Loans Servicing Asset	Visa Derivative
Beginning balance			$12,093	$3,451	$(1,776)
Total gains (losses) realized/unrealized:
Included in earnings			(7,037)	(510)	(3,500)
Additions			6,027	—	—
Settlements			—	214	283
Ending balance			$11,083	$3,155	$(4,993)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at June 30, 2022			$(7,037)	$—	$(3,500)

		Three Months Ended June 30, 2021
(in thousands)	Investment Securities Available for Sale	Other Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance	$—	$1,053	$3,305	$(5,677)	$(1,768)
Total gains (losses) realized/unrealized:
Included in earnings	—	(27)	(252)	(750)	—
Additions	—	—	268	—	—
Settlements	—	—	—	—	295
Ending balance	$—	$1,026	$3,321	$(6,427)	$(1,473)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at June 30, 2021	$—	$(27)	$—	$(750)	$—

			Six Months Ended June 30, 2022
(in thousands)			Other Investments	GGL / SBA Loans Servicing Asset	Visa Derivative
Beginning balance			$12,185	$3,233	$(3,535)
Total gains (losses) realized/unrealized:
Included in earnings			(7,129)	(772)	(3,500)
Additions			6,027	—	—
Settlements			—	694	2,042
Ending balance			$11,083	$3,155	$(4,993)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at June 30, 2022			$(7,129)	$—	$(3,500)

	Six Months Ended June 30, 2021
(in thousands)	Investment Securities Available for Sale	Other Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance	$2,021	$1,021	$3,258	$(5,677)	$(2,048)
Total gains (losses) realized/unrealized:
Included in earnings	—	5	(430)	(750)	—
Sales	(2,021)	—	—	—	—
Additions	—	—	493	—	—
Settlements	—	—	—	—	575
Ending balance	$—	$1,026	$3,321	$(6,427)	$(1,473)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at June 30, 2021	$—	$5	$—	$(750)	$—

The following table presents assets measured at fair value on a non-recurring basis as of the dates indicated for which there was a fair value adjustment.

	June 30, 2022			Fair Value Adjustments for the		Location in Consolidated Statements of Income
(in thousands)	Level 1	Level 2	Level 3	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Loans(1)	$—	$—	$24,360	$8,900	$9,239	Provision for credit losses
Other assets held for sale	—	—	2,725	—	492	Other operating expense

	June 30, 2021			Fair Value Adjustments for the		Location in Consolidated Statements of Income
	Level 1	Level 2	Level 3	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Loans(1)	$—	$—	$29,201	$13,476	$13,504	Provision for credit losses
Other real estate	—	—	42	2	2	Other operating expense
Other assets held for sale	—	—	1,170	76	76	Other operating expense

(1)    Collateral-dependent loans that were written down to fair value of collateral.
ORE properties are included in other assets on the consolidated balance sheets. The carrying value of ORE at June 30, 2022 and December 31, 2021 was $11.4 million and $11.8 million, respectively.
Fair Value of Financial Instruments

The following tables present the carrying and estimated fair values of financial instruments at June 30, 2022 and December 31, 2021. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2021 Form 10-K for a description of how fair value measurements are determined.

	June 30, 2022
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$1,665,060	$1,665,060	$1,665,060	$—	$—
Trading securities	16,277	16,277	—	16,277	—
Investment securities available for sale	9,889,850	9,889,850	386,584	9,503,266	—
Loans held for sale	917,679	917,347	—	76,864	840,483
Other investments	11,083	11,083	—	—	11,083
Mutual funds and mutual funds held in rabbi trusts	41,254	41,254	41,254	—	—
Loans, net	40,796,943	40,886,790	—	—	40,886,790
GGL/SBA loans servicing asset	3,155	3,155	—	—	3,155
FRB and FHLB stock	206,177	206,177	—	206,177
Derivative assets	191,377	191,377	—	191,377	—
Financial liabilities
Non-interest-bearing deposits	$16,876,710	$16,876,710	$—	$16,876,710	$—
Non-time interest-bearing deposits	27,084,663	27,084,663	—	27,084,663	—
Time deposits	5,073,327	5,052,977	—	5,052,977	—
Total deposits	$49,034,700	$49,014,350	$—	$49,014,350	$—
Federal funds purchased and securities sold under repurchase agreements	345,242	345,242	345,242	—	—
Trading liability for short positions	5,018	5,018	—	5,018	—
Short-term borrowings	250,000	250,000	—	250,000	—
Long-term debt	1,804,104	1,793,812	—	1,793,812	—
Mutual funds held in rabbi trusts	25,995	25,995	25,995	—	—
Derivative liabilities	344,715	344,715	—	339,722	4,993

	December 31, 2021
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$3,009,853	$3,009,853	$3,009,853	$—	$—
Trading securities	8,391	8,391	—	8,391	—
Investment securities available for sale	10,918,329	10,918,329	117,838	10,800,491	—
Loans held for sale	750,642	749,980	—	108,198	641,782
Other investments	12,185	12,185	—	—	12,185
Mutual funds and mutual funds held in rabbi trusts	43,657	43,657	43,657	—	—
Loans, net	38,884,361	39,118,275	—	—	39,118,275
GGL/SBA loans servicing asset	3,233	3,233	—	—	3,233
FRB and FHLB stock	159,941	159,941	—	159,941	—
Derivative assets	191,708	191,708	—	191,708	—

Financial liabilities
Non-interest-bearing deposits	$16,392,653	$16,392,653	$—	$16,392,653	$—
Non-time interest-bearing deposits	28,917,148	28,917,148	—	28,917,148	—
Time deposits	4,117,475	4,125,673	—	4,125,673	—
Total deposits	$49,427,276	$49,435,474	$—	$49,435,474	$—
Federal funds purchased and securities sold under repurchase agreements	264,133	264,133	264,133	—	—
Trading liability for short positions	200	200	—	200	—
Long-term debt	1,204,229	1,243,147	—	1,243,147	—
Mutual funds held in rabbi trusts	27,205	27,205	27,205	—	—
Derivative liabilities	98,602	98,602	—	95,067	3,535

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
Hedging Derivatives
Cash flow hedging relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. Synovus has entered into interest rate swap contracts to manage overall cash flow changes related to interest rate risk exposure on index-based variable rate commercial loans. The contracts effectively modify Synovus' exposure to interest rate risk by utilizing receive fixed/pay index-based variable rate interest rate swaps. During the three and six months ended June 30, 2022, notional amounts of $250.0 million and $1.65 billion, respectively, in either spot starting or forward starting cash flow hedges were added.
For cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss), net of the tax impact, and subsequently reclassified into earnings when the hedged transaction affects earnings with the impacts recorded in the same income statement line item used to present the earnings effect of the hedged item. When a cash flow hedge relationship is discontinued but the hedged cash flows, or forecasted transactions, are still expected to occur, gains or losses that were accumulated in OCI are amortized into earnings over the same periods which the hedged transactions would have affected earnings. If, however, it is probable the forecasted transactions will no longer occur, the remaining accumulated amounts in OCI for the impacted cash flow hedges are immediately recognized in earnings.
Synovus recorded no unrealized gains during the three and six months ended June 30, 2022 and $757 thousand, or $565 thousand, after tax, in OCI during the first quarter of 2021 related to terminated cash flow hedges, which are being recognized into earnings in conjunction with the effective terms of the original swaps through the second quarter of 2026. Synovus recognized pre-tax income of $1.0 million and $3.2 million during the three and six months ended June 30, 2022 and $3.7 million and $5.3 million for the three and six months ended June 30, 2021 related to the amortization of terminated cash flow hedges.
As of June 30, 2022, Synovus expects to reclassify into earnings approximately $84 million in pre-tax loss due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is approximately $2 million in pre-tax income related to the amortization of terminated cash flow hedges. As of June 30, 2022, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the third quarter of 2026.
Fair value hedging relationships mitigate exposure to the change in fair value of an asset or liability. Synovus has entered into receive-fixed, pay-variable interest rate swap contracts to hedge the change in the fair value due to fluctuations in market interest rates for outstanding fixed-rate long-term debt and interest-bearing deposits. The changes in fair value of the fair value hedges are recorded through earnings with an offset against changes in the fair value of the hedged item within interest expense in the consolidated statements of income. All components of each derivative instrument’s gain/(loss) are included in the assessment of hedge effectiveness. During the second quarter of 2022, notional amounts of $819.4 million in fair value hedges were added.
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
Collateral Requirements
Certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of June 30, 2022 and December 31, 2021, collateral totaling $31.6 million and $64.5 million, respectively, was pledged to the derivative counterparties to comply with collateral requirements.
For derivatives cleared through central clearing houses, the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the consolidated balance sheets and related disclosures. At June 30, 2022 and December 31, 2021, Synovus had a variation margin of $37.0 million and $94.6 million respectively, each reducing the derivative liability.

The following table reflects the estimated fair value of derivative instruments included in other assets and other liabilities on the consolidated balance sheets along with their respective notional amounts on a gross basis.

	June 30, 2022			December 31, 2021
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in cash flow hedging relationships:
Interest rate contracts	$5,250,000	$248	$182,949	$3,600,000	$22,004	$20,395
Total cash flow hedges		$248	$182,949		$22,004	$20,395

Derivatives in fair value hedging relationships:
Interest rate contracts	$819,389	$298	$4,571	$—	$—	$—
Total fair value hedges		$298	$4,571		$—	$—
Total derivatives designated as hedging instruments		$546	$187,520		$22,004	$20,395

Derivatives not designated as hedging instruments:
Interest rate contracts(1)	$9,250,136	$188,994	$152,201	$9,653,600	$167,560	$74,514
Mortgage derivatives - interest rate lock commitments	108,135	1,181	—	99,006	2,105	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	126,000	233	—	105,500	—	122
Risk participation agreements	448,186	—	1	374,214	—	36
Foreign exchange contracts	22,082	423	—	22,387	39	—
Visa derivative	—	—	4,993	—	—	3,535
Total derivatives not designated as hedging instruments		$190,831	$157,195		$169,704	$78,207

(1)    Includes interest rate contracts for client swaps and offsetting positions, net of variation margin payments.

The following table presents the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line item affected for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Total interest income/(expense) amounts presented in the consolidated statements of income:
Interest income on loans, including fees	$2,986	$7,605	$11,642	$15,947
Interest expense on deposits	1,447	—	1,447	—
Interest expense on long-term debt	584	—	584	—

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	978	3,657	3,167	5,256
Pre-tax income recognized on cash flow hedges	$978	$3,657	$3,167	$5,256

Gain/(loss) on fair value hedging relationships:
Interest rate contracts related to interest-bearing deposits:
Recognized on derivatives	(2,818)	—	(2,818)	—
Recognized on hedged items	2,818	—	2,818	—
Pre-tax income recognized on interest-bearing deposits fair value hedges	$—	$—	$—	$—

Interest rate contracts related to long-term debt:
Recognized on derivatives	(1,455)	—	(1,455)	—
Recognized on hedged items	1,455	—	1,455	—
Pre-tax income recognized on long-term debt fair value hedges	$—	$—	$—	$—

Total pre-tax income recognized on fair value hedges	$—	$—	$—	$—
The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of the hedged liabilities in fair value hedging relationships.

	June 30, 2022		December 31, 2021
	Hedged Items Currently Designated		Hedged Items Currently Designated
(in thousands)	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
Interest-bearing deposits	$(619,390)	$2,818	$—	$—
Long-term debt	(197,760)	1,455	—	—

The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments on the consolidated statements of income for the three and six months ended June 30, 2022 and 2021 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Location in Consolidated Statements of Income	2022	2021	2022	2021
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$736	$(637)	$1,409	$310
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	394	(53)	(924)	(1,772)
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	(3,210)	(4,974)	355	1,268
Risk participation agreements	Capital markets income	10	(19)	35	182
Foreign exchange contracts	Capital markets income	320	—	385	—
Total derivatives not designated as hedging instruments		$(1,750)	$(5,683)	$1,260	$(12)

(1)    Gain (loss) represents net fair value adjustments (including credit related adjustments) for client swaps and offsetting positions.
Note 8 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three and six months ended June 30, 2022 and 2021. Diluted net income per common share incorporates the potential impact of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Basic Net Income Per Common Share:
Net income available to common shareholders	$169,761	$177,909	$332,507	$356,711
Weighted average common shares outstanding	145,328	148,113	145,301	148,289
Net income per common share, basic	$1.17	$1.20	$2.29	$2.41
Diluted Net Income Per Common Share:
Net income available to common shareholders	$169,761	$177,909	$332,507	$356,711
Weighted average common shares outstanding	145,328	148,113	145,301	148,289
Effect of dilutive outstanding equity-based awards and earnout payments	987	1,634	1,188	1,475
Weighted average diluted common shares	146,315	149,747	146,489	149,764
Net income per common share, diluted	$1.16	$1.19	$2.27	$2.38

For the three months ended June 30, 2022, there were 21 thousand potentially dilutive shares, and for the three months ended June 30, 2021, there were no potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding. For the six months ended June 30, 2022 and 2021, there were 11 thousand and 21 thousand, respectively, potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding. These potentially dilutive shares were not included in the computation of diluted net income per common share because the effect would be anti-dilutive.
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
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At June 30, 2022, the ACL for unfunded commitments was $50.6 million, compared to a reserve of $41.9 million at December 31, 2021. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets.
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

(in thousands)	June 30, 2022	December 31, 2021
Letters of credit(1)	$202,904	$183,463
Commitments to fund commercial and industrial loans	9,794,706	9,595,793
Commitments to fund commercial real estate, construction, and land development loans	3,829,403	3,593,171
Commitments under home equity lines of credit	1,951,166	1,805,869
Unused credit card lines	475,843	473,582
Other loan commitments	680,366	604,353
Total letters of credit and unfunded lending commitments	$16,934,388	$16,256,231

Tax credits, CRA partnerships, and other investments:
Carrying amount included in other assets	$471,264	$438,322
Amount of future funding commitments	255,031	250,733
Permanent and short-term construction loans and letter of credit commitments(2)	164,957	204,391
Funded portion of permanent and short-term loans and letters of credit(3)	159,721	104,315

(1)    Represent the contractual amount net of risk participations purchased of $26.1 million and $26.1 million at June 30, 2022 and December 31, 2021, respectively.
(2)    Represent the contractual amount net of risk participations of $3.7 million and $6.0 million at June 30, 2022 and December 31, 2021.
(3)    Represent the contractual amount net of risk participations of $4.1 million and $3.0 million at June 30, 2022 and December 31, 2021.
Merchant Services
In accordance with credit and debit card association rules, Synovus provides merchant processing services for clients with a contractual arrangement under which certain sales and processing support are provided through an outside merchant services provider with Synovus owning the merchant contract relationship. In addition, Synovus sponsors various third-party MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if a sponsored MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the three and six months ended June 30, 2022, Synovus and the sponsored entities processed and settled $31.00 billion and $59.60 billion of transactions, respectively. For the three and six months ended June 30, 2021, Synovus and the sponsored entities processed and settled $28.89 billion and $55.15 billion of transactions, respectively.
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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of June 30, 2022 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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

The Wholesale Banking business segment serves primarily larger corporate and governmental clients by providing commercial lending, capital markets, and deposit services through specialty teams including middle market, CRE, senior housing, national accounts, premium finance, structured lending, healthcare, asset-based lending, public finance, restaurant services, and community investment capital.
The Community Banking business segment primarily serves small and medium-sized commercial clients as well as individual private wealth clients using a relationship-based approach. The commercial component of this segment focuses on locally owned and operated businesses. Private wealth services are delivered to the individuals operating the businesses as well as other individuals in the communities in which the Community Bank operates. A comprehensive set of banking products are offered to the client set including a full suite of lending, payments, and depository products as well as financial planning services.
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
The following tables present certain financial information for each reportable business segment for the three and six months ended June 30, 2022 and 2021. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised. Loan and deposit transfers occur from time to time between reportable business segments primarily to maintain the migration of clients between segments. Prior period loan and deposit segment balances are not adjusted for these transfers.

	Three Months Ended June 30, 2022
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$168,988	$100,892	$103,727	$18,403	$33,378	$425,388
Non-interest revenue	9,285	12,468	22,095	45,195	8,223	97,266
Non-interest expense	27,026	33,083	47,534	44,333	130,075	282,051
Pre-provision net revenue	$151,247	$80,277	$78,288	$19,265	$(88,474)	$240,603

	Three Months Ended June 30, 2021
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$136,126	$99,200	$103,681	$18,935	$23,918	$381,860
Non-interest revenue	7,000	12,472	19,740	52,345	15,530	107,087
Non-interest expense	21,290	27,543	43,908	46,773	131,017	270,531
Pre-provision net revenue	$121,836	$84,129	$79,513	$24,507	$(91,569)	$218,416

	Six Months Ended June 30, 2022
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$324,984	$197,018	$201,133	$36,818	$57,682	$817,635
Non-interest revenue	17,683	26,051	43,739	90,359	24,768	202,600
Non-interest expense	53,674	63,503	92,249	88,472	256,603	554,501
Pre-provision net revenue	$288,993	$159,566	$152,623	$38,705	$(174,153)	$465,734

	Six Months Ended June 30, 2021
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$270,200	$198,340	$210,783	$39,930	$36,463	$755,716
Non-interest revenue	14,319	23,092	38,874	110,928	30,830	218,043
Non-interest expense	42,014	54,463	87,464	94,447	259,277	537,665
Pre-provision net revenue	$242,505	$166,969	$162,193	$56,411	$(191,984)	$436,094

	June 30, 2022
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$23,235,771	$8,449,876	$2,782,037	$5,061,990	$1,675,106	$41,204,780
Total deposits	$11,514,037	$12,326,818	$19,829,216	$593,705	$4,770,924	$49,034,700
Total full-time equivalent employees	310	610	1,505	810	1,770	5,005

	December 31, 2021
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$21,496,050	$8,231,451	$2,559,892	$4,994,494	$2,030,071	$39,311,958
Total deposits	$12,370,554	$12,557,631	$19,668,846	$826,639	$4,003,606	$49,427,276
Total full-time equivalent employees	284	607	1,532	794	1,670	4,887

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
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	the risk that competition in the financial services industry, including competition from nontraditional banking institutions such as Fintechs, may adversely affect our future earnings and growth;

(2)	the risk that we may not realize the expected benefits from our strategic initiatives or that we may not be able to realize growth and efficiency gains in the time period expected, which could regularly affect our future profitability;

(3)	our ability to attract and retain employees and the impact of senior leadership transitions that are key to our strategic initiatives;

(4)	the risk that an economic downturn and contraction, including a recession, could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the continued impact of COVID-19 and by current supply chain challenges and inflation;

(5)	risks related to our strategic implementation of new lines of business, new products and services, and new technologies and an expansion of our existing business opportunities with a renewed focus on innovation;

(6)	the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services market;

(7)	the risk that prolonged periods of inflation could have on our business, profitability and our stock price;

(8)	changes in the interest rate environment, including changes to the federal funds rate, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

(9)	the impact of recent and proposed changes in governmental policy, laws and regulations, proposed and recently enacted changes in monetary policy and in the regulation and taxation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations, including the risk of inflationary pressure and interest rate increases;

(10)	the risk that our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;

(11)	risks related to our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and risks related to disruptions in service or financial difficulties with a third-party vendor or business relationship;

(12)	the risk that our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;

(13)	risks that our asset quality may deteriorate or that our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(14)	risks related to the ability of our operational framework to identify and manage risks associated with our business such as credit risk, compliance risk, reputational risk, and operational risk, including by virtue of our relationships with third-party business partners, as well as our relationship with third-party vendors and other service providers;

(15)	the risk that we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;

(16)	our ability to identify and address cyber-security risks such as data security breaches, malware, "denial of service" attacks, "hacking" and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;

(17)	the risks and uncertainties related to the impact of the continuing COVID-19 pandemic on our assets, business, capital and liquidity, financial condition, prospects and results of operations;

(18)	changes in the cost and availability of funding due to changes in the deposit market and credit market;

(19)	the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;

(20)	the risks that if economic conditions worsen further or regulatory capital rules are modified, we may be required to undertake initiatives to improve or conserve our capital position;

(21)	restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(22)	our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;

(23)	risks related to our ESG strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, employee, client and third-party relationships;

(24)	risks related to the continued use, availability and reliability of LIBOR and the risks related to the transition from LIBOR to any alternate reference rate we may use;

(25)	the risk that we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;

(26)	the risk that we could realize losses if we sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets;

(27)	risks related to regulatory approval to take certain actions, including any dividends on our common stock or preferred stock, any repurchases of common stock or any other issuance or redemption of any other regulatory capital instruments;

(28)	the risk that our concentrated operations in the Southeastern U.S. make us vulnerable to local economic conditions, local weather catastrophes, public health issues and other external events;

(29)	the costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto;

(30)	risks related to the fluctuation in our stock price and general volatility in the stock market;

(31)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(32)	other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part II - Item 1A. Risk Factors" of this Report.
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
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 261 branches in Alabama, Florida, Georgia, South Carolina, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three and six months ended June 30, 2022 and financial condition as of June 30, 2022 and December 31, 2021. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus' 2021 Form 10-K.
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

•Additional Disclosures - Discusses additional important matters including critical accounting policies and non-GAAP financial measures.
A reading of each section is important to understand fully our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, except per share data)	2022	2021	Change		2022	2021	Change
Net interest income	$425,388	$381,860	11%		$817,635	$755,716	8%
Provision for (reversal of) credit losses	12,688	(24,598)	nm		24,088	(43,173)	nm
Non-interest revenue	97,266	107,087	(9)		202,600	218,043	(7)
Total TE revenue	523,614	489,738	7		1,022,059	975,324	5
Non-interest expense	282,051	270,531	4		554,501	537,665	3
Income before income taxes	227,915	243,014	(6)		441,646	479,267	(8)
Net income	178,052	186,200	(4)		349,088	373,292	(6)
Net income available to common shareholders	169,761	177,909	(5)		332,507	356,711	(7)
Net income per common share, basic	1.17	1.20	(3)		2.29	2.41	(5)
Net income per common share, diluted	1.16	1.19	(3)		2.27	2.38	(5)
Net interest margin(1)	3.22%	3.02%	20	bps	3.11%	3.03%	8	bps
Net charge-off ratio(1)	0.16	0.28	(12)		0.18	0.24	(6)
Return on average assets(1)	1.26	1.36	(10)		1.24	1.38	(14)
Efficiency ratio-TE	53.87	55.24	(137)		54.25	55.13	(88)
(1)    Annualized

	June 30, 2022	March 31, 2022	Sequential Quarter Change		June 30, 2021	Year-Over-Year Change
(dollars in thousands)
Loans, net of deferred fees and costs	$41,204,780	$40,169,150	$1,035,630		$38,236,018	$2,968,762
Total average loans	40,590,875	39,350,761	1,240,114		38,496,477	2,094,398
Total deposits	49,034,700	48,656,244	378,456		47,171,962	1,862,738
Core deposits (excludes brokered deposits)	45,411,583	46,618,560	(1,206,977)		44,203,000	1,208,583
Core transaction deposits (excludes brokered and public fund deposits)	37,399,915	38,285,649	(885,734)		35,506,980	1,892,935
Total average deposits	49,015,994	49,345,364	(329,370)		47,349,646	1,666,348
Non-performing assets ratio	0.33%	0.40%	(7)	bps	0.46%	(13)	bps
Non-performing loans ratio	0.26	0.33	(7)		0.42	(16)
Past due loans over 90 days	0.01	0.01	—		0.01	—
CET1 capital	$4,612,070	$4,485,661	$126,409		$4,214,720	$397,350
Tier 1 capital	5,149,215	5,022,806	126,409		4,751,865	397,350
Total risk-based capital	6,059,074	5,936,543	122,531		5,725,176	333,898
CET1 capital ratio	9.46%	9.49%	(3)	bps	9.75%	(29)	bps
Tier 1 capital ratio	10.56	10.63	(7)		11.00	(44)
Total risk-based capital ratio	12.43	12.56	(13)		13.25	(82)
Total shareholders’ equity to total assets ratio	7.99	8.55	(56)		9.53	(154)
Return on average common equity(1)	16.48	14.20	228		15.40	108

(1)    Quarter annualized
Executive Summary
Net income available to common shareholders for the second quarter of 2022 was $169.8 million, or $1.16 per diluted common share, compared to $177.9 million, or $1.19 per diluted common share for the second quarter of 2021. Net income available to common shareholders for the first six months of 2022 was $332.5 million, or $2.27 per diluted common share, compared to $356.7 million, or $2.38 per diluted common share for the first six months of 2021. The year-over-year decreases for all time periods were impacted by a slowing of allowance releases due primarily to the increased economic uncertainty present from inflation concerns and geopolitical tensions, resulting in provision for credit losses of $12.7 million and $24.1 million, respectively, for the three and six months ended June 30, 2022, and reversals of $24.6 million and $43.2 million for the three and six months ended June 30, 2021, respectively.
Net interest income for the six months ended June 30, 2022 was $817.6 million, up $61.9 million, or 8%, compared to the same period in 2021, including $10.5 million in PPP fees during 2022 and $45.2 million in 2021. Net interest margin was up 8 bps over the comparable six-month period to 3.11% due primarily to positive re-mixing within earning assets and our asset-sensitive rate risk position, partially offset by a $34.7 million decline in PPP fees. Net interest margin for the second quarter was up 22 bps sequentially, aided by higher interest rates, lower cash balances, and managed deposit repricing.
Non-interest revenue for the second quarter of 2022 was $97.3 million, down $9.8 million, or 9%, compared to the second quarter of 2021, and year-to-date was $202.6 million, down $15.4 million, or 7%, from the first half of 2021, primarily due to lower mortgage banking income and a $7.0 million write-down on a minority fintech investment partially offset by higher core banking fees(1) and higher wealth revenue(2).
Non-interest expense for the second quarter of 2022 was $282.1 million, up $11.5 million, or 4%, while year-to-date non-interest expense of $554.5 million was up $16.8 million, or 3%, compared to the same periods in 2021. The increase in non-interest expense during 2022 was primarily due to an increase in expense associated with merit and elevated performance incentives, resumption of normal business activities post COVID-19, and investments in new growth initiatives.
At June 30, 2022, loans, net of deferred fees and costs, of $41.20 billion, increased $1.89 billion, or 5%, from December 31, 2021. Excluding a $312.9 million decline in PPP loans, primarily from forgiveness, loans increased $2.21 billion, or 6%, led by growth in C&I and CRE loans as commercial production and line utilization continue to drive growth.
At June 30, 2022, credit metrics remained stable and near historically low levels with NPAs at 33 bps, NPLs at 26 bps, and total past dues at 14 bps, as a percentage of total loans. Net charge-offs remained low at $16.6 million, or 16 bps annualized, and $35.2 million, or 18 bps annualized, for the three and six months ended June 30, 2022. The ACL at June 30, 2022 totaled $458.4 million, a decrease of $11.1 million from December 31, 2021, and resulted primarily from continued positive trends in our credit performance, including reduction of NPLs, and quality and mix of new loan originations, mostly offset by an uncertain and generally negative economic outlook. The ACL to loans coverage ratio at June 30, 2022 was 1.11%, 8 bps lower compared to December 31, 2021.
Total period-end deposits at June 30, 2022 decreased $392.6 million compared to December 31, 2021 as lower money market, public funds, and time deposits impacted by rate-driven outflows and normal client liquidity deployment were mostly offset by increases in brokered deposits and higher non-interest-bearing demand deposits. Total deposit costs were 15 bps during the second quarter of 2022 and decreased 1 bp from the prior year comparable period, primarily due to an increase in non-interest-bearing deposits. Total deposit costs increased 4 bps compared to the sequential quarter due to deposit repricing associated with recent rate hikes.
At June 30, 2022, Synovus' CET1 ratio of 9.46%, well in excess of regulatory requirements, declined 4 bps compared to December 31, 2021, driven by significant growth in risk-weighted assets, largely from loan growth, and return of capital primarily through common stock shareholder dividends, mostly offset by strong capital generation from earnings. Our commitment remains to allocate internally generated capital toward our strategic priorities of client loan growth and a stable dividend while also maintaining a strong and efficient capital position.
More detail on Synovus' financial results for the three and six months ended June 30, 2022 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. See also "Part 1 – Item 1A. – Risk Factors" of Synovus' 2021 Form 10-K.
(1) Core banking fees consist of service charges on deposit accounts, card fees, and several other non-interest revenue components including letter of credit fees, ATM fee income, line of credit non-usage fees, gains (losses) from sales of SBA loans, and miscellaneous other service charges.
(2) Consists of fiduciary and asset management, brokerage, and insurance revenue.

Changes in Financial Condition
During the six months ended June 30, 2022, total assets increased $65.5 million to $57.38 billion. We deployed liquidity as cash and cash equivalents decreased $1.34 billion, and total loans increased $1.89 billion, with commercial production and line utilization continuing to drive growth. Investment securities available for sale decreased $1.03 billion, driven by net unrealized losses from increases in market interest rates in the first half of 2022. The loan to deposit ratio was 84.0% at June 30, 2022, higher as compared to 79.5% at December 31, 2021, and 81.1% at June 30, 2021.
Total shareholders' equity at June 30, 2022 decreased $712.4 million compared to December 31, 2021 and included net income of $349.1 million, offset by dividends declared on common and preferred stock of $98.9 million and $16.6 million, respectively, changes in after-tax net unrealized losses on investment securities available for sale and cash flow hedges of $801.5 million and $142.8 million, respectively, and share repurchases of $13.0 million.
Loans
The following table compares the composition of the loan portfolio at June 30, 2022, December 31, 2021, and June 30, 2021.

Table 2 - Loans by Portfolio Class
					June 31, 2022 vs. December 31, 2021 Change				June 31, 2022 vs. June 31, 2021 Change
(dollars in thousands)	June 30, 2022		December 31, 2021				June 30, 2021
Commercial, financial and agricultural	$13,018,089	31.6%	$12,147,858	30.9%	$870,231	7%	$12,174,835	31.8%	$843,254	7%
Owner-occupied	7,760,236	18.8	7,475,066	19.0	285,170	4	7,064,599	18.5	695,637	10
Total commercial and industrial	20,778,325	50.4	19,622,924	49.9	1,155,401	6	19,239,434	50.3	1,538,891	8
Investment properties	10,408,048	25.3	9,902,776	25.2	505,272	5	9,218,013	24.1	1,190,035	13
1-4 family properties	641,855	1.6	645,469	1.6	(3,614)	(1)	636,344	1.7	5,511	1
Land and development	453,514	1.0	466,866	1.2	(13,352)	(3)	506,694	1.3	(53,180)	(10)
Total commercial real estate	11,503,417	27.9	11,015,111	28.0	488,306	4	10,361,051	27.1	1,142,366	11
Consumer mortgages	5,124,523	12.4	5,068,998	12.9	55,525	1	5,200,718	13.6	(76,195)	(1)
Home equity	1,579,218	3.9	1,361,419	3.5	217,799	16	1,395,717	3.7	183,501	13
Credit cards	194,290	0.5	204,172	0.5	(9,882)	(5)	196,207	0.5	(1,917)	(1)
Other consumer loans	2,025,007	4.9	2,039,334	5.2	(14,327)	(1)	1,842,891	4.8	182,116	10
Total consumer	8,923,038	21.7	8,673,923	22.1	249,115	3	8,635,533	22.6	287,505	3
Loans, net of deferred fees and costs	$41,204,780	100.0%	$39,311,958	100.0%	$1,892,822	5%	$38,236,018	100.0%	$2,968,762	8%

At June 30, 2022, loans, net of deferred fees and costs, of $41.20 billion, increased $1.89 billion, or 5%, from December 31, 2021. This included a $312.9 million decline in PPP loans, primarily from forgiveness, and growth primarily in C&I and CRE loans, as commercial production and line utilization continue to drive growth. As a result of our strong year-to-date loan growth of 6% excluding PPP loans, we expect to be at or above the upper end of our previous guidance of 6% to 8% for 2022.
C&I loans remain the largest component of our loan portfolio, representing 50.4% of total loans, while CRE and consumer loans represent 27.9% and 21.7%, respectively. Our portfolio composition is guided by our strategic growth plan, in conjunction with a comprehensive concentration management policy, which sets limits for C&I, CRE, and consumer loan levels as well as for sub-categories therein.
U.S. Small Business Administration Paycheck Protection Program (PPP)
Synovus participated in the PPP, which is a loan program that originated from the CARES Act. The total balance of all PPP loans was $86.7 million as of June 30, 2022, down $312.9 million, or 78%, compared to $399.6 million as of December 31, 2021, primarily due to $316 million in forgiveness. The table below provides additional information on PPP loans.

Table 3 - PPP loans
	June 30, 2022
	PPP Loan Balances
(in millions, except count data )	Fundings	2Q22 Forgiveness	2022 Forgiveness	Total Life-to-Date Forgiveness	End of Period, Net of Unearned Fees and Costs(1)
Phase 1- 2020 Originations	$2,886	$11	$26	$2,750	$14
Phase 2- 2021 Originations	1,047	108	290	971	73
Total	$3,933	$119	$316	$3,721	$87

(1) Equals fundings less forgiveness, pay-downs/pay-offs, and unearned net fees.

(dollars in millions)	Total Net Fees	Percent of Fundings	2Q22 Recognized Net Fees	2022 Recognized Net Fees	Total Recognized Net Fees	Total Unrecognized or Remaining Net Fees	Contractual Maturity
Phase 1- 2020 Originations	$94.9	3.3%	$0.1	$0.3	$94.9	$—	2 years
Phase 2- 2021 Originations	43.6	4.2	3.6	10.3	40.9	2.8	5 years
Total	$138.5	3.5%	$3.7	$10.5	$135.8	$2.8
Amounts may not total due to rounding.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at June 30, 2022 were $32.28 billion, or 78.3%, of the total loan portfolio, compared to $30.64 billion, or 77.9%, at December 31, 2021.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' loan portfolio and is primarily comprised of general middle market and commercial banking clients across a wide range of industries. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of June 30, 2022, 93.4% (93.8% excluding PPP loans) of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral compared to 92.2% (94.1% excluding PPP loans) as of December 31, 2021. C&I loans at June 30, 2022 grew $1.16 billion, or 6%, from December 31, 2021, as diverse growth from many of our Wholesale Banking sub-businesses was partially offset by a $312.9 million decline in PPP loan balances. The growth largely consisted of funded loan production and increased line utilization particularly in the finance and insurance, healthcare and social assistance, wholesale trade, and accommodation and food services industries.

Table 4 - Commercial and Industrial Loans by Industry
		June 30, 2022		December 31, 2021
(dollars in thousands)	NAICS Code	Amount	%(1)	Amount	%(1)
Health care and social assistance	62	$4,489,914	21.6%	$4,220,579	21.5%
Finance and insurance	52	3,112,695	15.0	2,520,480	12.8
Manufacturing	31-33	1,377,435	6.6	1,314,212	6.7
Accommodation and food services	72	1,338,556	6.4	1,231,801	6.3
Wholesale trade	42	1,268,075	6.1	1,146,505	5.8
Retail trade	44-45	1,184,962	5.7	1,195,456	6.1
Real estate and rental and leasing	5311	1,086,787	5.2	1,061,921	5.4
Construction	23	1,063,753	5.1	1,023,540	5.2
Professional, scientific, and technical services	54	951,794	4.6	928,436	4.7
Other services	81	946,549	4.6	1,004,448	5.1
Transportation and warehousing	48-49	843,764	4.1	852,969	4.3
Real estate other	53	778,636	3.7	752,997	3.8
Arts, entertainment, and recreation	71	469,665	2.3	534,597	2.7
Educational services	61	422,306	2.0	427,456	2.2
Public administration	92	417,871	2.0	407,451	2.1
Administration, support, waste management, and remediation	56	263,754	1.3	246,638	1.3
Agriculture, forestry, fishing, and hunting	11	261,234	1.3	285,372	1.5
Information	51	211,917	1.0	189,306	1.0
Other industries	(2)	288,658	1.4	278,760	1.5
Total commercial and industrial loans		$20,778,325	100.0%	$19,622,924	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
(2) Comprised of NAICS industries that are less than 2% of total C&I loans.
At June 30, 2022, $13.02 billion of C&I loans, or 31.6% of the total loan portfolio (including PPP loans of $86.7 million net of unearned fees and costs), represented loans originated for the purpose of financing commercial, financial and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At June 30, 2022, $7.76 billion of C&I loans, or 18.8% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominately secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist primarily of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Total CRE loans of $11.50 billion increased $488.3 million or 4%, from December 31, 2021 as growth primarily in the multi-family and medical office sectors from funded loan production continued to outpace payoff activity.
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of June 30, 2022 were $10.41 billion, or 90.5% of the CRE loan portfolio, and increased $505.3 million, or 5%, from December 31, 2021 primarily due to growth in all sub-categories with the exception of shopping centers, which were down $196.6 million, or 12%, from December 31, 2021.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At June 30, 2022, 1-4 family properties loans totaled $641.9 million, or 5.6% of the CRE loan portfolio, and decreased slightly from December 31, 2021.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $453.5 million at June 30, 2022 decreased slightly from December 31, 2021.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network including first and second residential mortgages, home equity and consumer credit card loans, as well as both secured and unsecured loans from third-party lending. As of June 30, 2022, weighted-average FICO scores within the residential real estate portfolio based on committed balances were 777 for consumer mortgages and 788 for home equity, consistent with year-end 2021 scores.
Consumer loans at June 30, 2022 of $8.92 billion increased $249.1 million, or 3%, compared to December 31, 2021. Home equity grew $217.8 million from December 31, 2021 largely due to increased demand for home equity products as property values have increased, and interest rates for home equity products have remained relatively low. Other consumer loans decreased $14.3 million from December 31, 2021 primarily resulting from $43.0 million lower third-party loan balances as payment activity more than offset purchases of $361.6 million.
Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the composition of period-end deposits as of the dates indicated. See Table 12 - Quarter-to-Date Net Interest Income and Rate/Volume Analysis and Table 13 - Year-to-Date Net Interest Income and Rate/Volume Analysis in this Report for information on average deposits including average rates.

Table 5 - Composition of Period-end Deposits
(dollars in thousands)	June 30, 2022	%(1)	December 31, 2021	%(1)	June 30, 2021	%(1)
Non-interest-bearing demand deposits(2)	$15,781,109	32.2%	$15,242,839	30.9%	$14,342,601	30.4%
Interest-bearing demand deposits(2)	6,327,055	12.9	6,346,959	12.9	5,839,814	12.4
Money market accounts(2)	13,793,024	28.1	14,886,424	30.1	13,983,112	29.7
Savings deposits(2)	1,498,727	3.0	1,404,428	2.8	1,341,453	2.8
Public funds	5,863,899	12.0	6,284,553	12.7	5,804,905	12.3
Time deposits(2)	2,147,769	4.4	2,427,073	4.9	2,891,115	6.1
Brokered deposits	3,623,117	7.4	2,835,000	5.7	2,968,962	6.3
Total deposits	$49,034,700	100.0%	$49,427,276	100.0%	$47,171,962	100.0%
Core deposits(3)	$45,411,583	92.6%	$46,592,276	94.3%	$44,203,000	93.7%

Brokered time deposits	$2,314,488	4.7%	$1,024,448	2.1%	$1,063,947	2.3%
Public funds time deposits	$611,070	1.2%	$665,954	1.3%	$689,478	1.5%

(1)    Deposits balance in each category expressed as percentage of total deposits.
(2)    Excluding any public funds or brokered deposits.
(3)    Core deposits exclude brokered deposits.
Total period-end deposits at June 30, 2022 decreased $392.6 million compared to December 31, 2021 as lower money market, public funds, and time deposits, impacted by rate-driven outflows and normal client liquidity deployment, were mostly offset by increases in brokered deposits and higher non-interest-bearing demand deposits. On a year-to-date average basis, the increase in total deposits was $1.57 billion, or 3%, driven by $1.33 billion in growth from non-interest-bearing demand deposits as this meaningful component of our overall funding strategy continues to help manage our total funding costs in the rising rate environment. Total deposit costs of 15 bps for the second quarter of 2022 decreased 1 bp from the prior year comparable period, primarily due to an increase in non-interest-bearing deposits. Total deposit costs increased 4 bps compared to the first quarter of 2022 as the Federal Open Market Committee's recent rate hikes have begun to modestly impact our deposit costs. Given the 75 bps rate hike in June 2022, as well as the recently announced 75 bps hike in July 2022, we have begun to see and expect a continuation of upward pressure on deposits costs, as would be reasonably expected for this phase of the tightening cycle.
Non-interest Revenue
Non-interest revenue for the second quarter of 2022 was $97.3 million, down $9.8 million, or 9%, and year-to-date was $202.6 million, down $15.4 million, or 7%, compared to the same periods in 2021. The primary drivers were lower mortgage banking income and a $7.0 million write-down on a minority fintech investment partially offset by higher core banking fees(1) and higher wealth revenue(2).
The following table shows the principal components of non-interest revenue.

Table 6 - Non-interest Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Service charges on deposit accounts	$23,491	$21,414	$2,077	10%	$46,030	$41,448	$4,582	11%
Fiduciary and asset management fees	20,100	18,805	1,295	7	40,377	36,759	3,618	10
Card fees	16,089	13,304	2,785	21	30,846	25,300	5,546	22
Brokerage revenue	15,243	13,926	1,317	9	29,898	26,899	2,999	11
Mortgage banking income	3,904	13,842	(9,938)	(72)	9,857	36,157	(26,300)	(73)
Capital markets income	7,393	3,335	4,058	122	12,864	10,840	2,024	19
Income from bank-owned life insurance	9,165	7,188	1,977	28	15,722	16,031	(309)	(2)
Insurance revenue	2,564	3,383	(819)	(24)	3,983	5,079	(1,096)	(22)
Investment securities gains (losses), net	—	—	—	nm	—	(1,990)	1,990	nm
Other non-interest revenue	(683)	11,890	(12,573)	(106)	13,023	21,520	(8,497)	(39)
Total non-interest revenue	$97,266	$107,087	$(9,821)	(9)%	$202,600	$218,043	$(15,443)	(7)%

Core banking fees (1)	$45,483	$41,464	$4,019	10%	$90,887	$79,620	$11,267	14%
Wealth revenue (2)	$37,907	$36,114	$1,793	5%	$74,258	$68,737	$5,521	8%

(1) Core banking fees consist of service charges on deposit accounts, card fees, and several other non-interest revenue components including letter of credit fees, ATM fee income, line of credit non-usage fees, gains (losses) from sales of SBA loans, and miscellaneous other service charges.
(2) Consists of fiduciary and asset management, brokerage, and insurance revenue.
Three and Six Months Ended June 30, 2022 compared to June 30, 2021
Service charges on deposit accounts, consisting of account analysis fees, NSF fees, and all other service charges, for the three and six months ended June 30, 2022 were up compared to the same periods in 2021. The largest category of service charges, account analysis fees, were flat compared to the second quarter of 2021, and up 3% on a year-to-date comparable basis. NSF fees for the six months ended June 30, 2022 and 2021 comprised 32% and 29%, respectively, of service charges on deposit accounts and 7% and 6%, respectively, of total non-interest revenue. NSF fees for the three and six months ended June 30, 2021 were lower primarily due to fiscal stimulus funds. All other service charges on deposit accounts, which consist primarily of monthly fees on consumer demand deposits and small business accounts, for the three and six months ended June 30, 2022 were up $740 thousand, or 14%, and $1.4 million, or 14%, respectively.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, financial planning, and family office services. The increase in fiduciary and asset management fees for the three and six months ended June 30, 2022 was driven by strong client acquisition despite headwinds from a decline in the equity markets.
Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant discounts. Card fees are reported net of certain associated expense items including client loyalty program expenses and network expenses. Card fees for the three and six months ended June 30, 2022 were up primarily due to higher transaction volumes from both consumer and commercial spend activity and account growth as we continue to invest in our Treasury and Payment solutions business.
Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of client assets. Brokerage revenue for the three and six months ended June 30, 2022 increased over the prior year comparable periods, benefiting from client activity in the face of challenging equity markets.
Mortgage banking income was significantly lower for the three and six months ended June 30, 2022, compared to the same periods in 2021, largely due to the economic environment with substantial increases in mortgage rates reducing refinancing and new-purchase volumes and compressing secondary margins. On a year-to-date basis, gains on sale declined $18.5 million as a result of a $550.9 million, or 55%, decrease in loan sales and a $574.1 million, or 58%, decline in secondary market mortgage production compared to the prior year.
Capital markets income primarily includes fee income from client derivative transactions. Additionally, capital markets income includes fee income from debt capital market transactions and foreign exchange as well as other miscellaneous income from capital market transactions. The increase for the three months ended June 30, 2022 compared to the same period in 2021 primarily resulted from a higher volume of client derivative transactions and a $1.3 million increase in loan syndication arranger fees. The increase for the six months ended June 30, 2022 was primarily due to higher loan syndication arranger fees.
Income from BOLI includes increases in the cash surrender value of policies and proceeds from insurance contracts. The increase for the three months ended June 30, 2022 primarily related to $2.5 million in proceeds from insurance benefits.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges and loan servicing fees, gains from sales of GGL/SBA loans, and other miscellaneous items. The six months ended June 30, 2022 primarily included a $7.0 million write-down on a minority fintech investment and a reduction in the fair value of non-qualified deferred compensation plan assets of $6.5 million (offset in non-interest expense), partially offset by a gain of $3.5 million related to the sale of a certain real estate partnership, as compared to 2021.
Non-interest Expense
Non-interest expense for the second quarter of 2022 was $282.1 million, up $11.5 million, or 4%, and year-to-date was $554.5 million, up $16.8 million, or 3%, compared to the same periods in 2021. The increase in non-interest expense during 2022 was primarily due to an increase in expense associated with merit and elevated performance incentives, resumption of normal business activities post COVID-19, and investments in new growth initiatives. We expect total investments in new growth initiatives to be in the $30 million to $35 million range in 2022.
The following table summarizes the components of non-interest expense.

Table 7 - Non-interest Expense
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Salaries and other personnel expense	$161,063	$160,567	$496	—%	$325,747	$322,044	$3,703	1%
Net occupancy, equipment, and software expense	43,199	41,825	1,374	3	86,076	82,959	3,117	4
Third-party processing and other services	21,952	24,419	(2,467)	(10)	42,947	44,451	(1,504)	(3)
Professional fees	10,865	7,947	2,918	37	19,338	17,031	2,307	14
FDIC insurance and other regulatory fees	6,894	5,547	1,347	24	13,144	11,127	2,017	18
Amortization of intangibles	2,118	2,379	(261)	(11)	4,236	4,758	(522)	(11)
Restructuring charges	(1,850)	415	(2,265)	nm	(8,274)	946	(9,220)	nm
Valuation adjustment to Visa derivative	3,500	—	3,500	nm	3,500	—	3,500	nm
Loss on early extinguishment of debt	—	—	—	nm	677	—	677	nm
Earnout liability adjustments	—	750	(750)	nm	—	750	(750)	nm
Other operating expense	34,310	26,682	7,628	29	67,110	53,599	13,511	25
Total non-interest expense	$282,051	$270,531	$11,520	4%	$554,501	$537,665	$16,836	3%

Three and Six Months Ended June 30, 2022 compared to June 30, 2021
Salaries and other personnel expense increased for the three and six months ended June 30, 2022 primarily due to the impacts of elevated performance incentives and merit partially offset by a reduction in the fair value of the non-qualified deferred compensation liability (offset in non-interest revenue) and lower mortgage production-based commissions. Total headcount of 5,091 was flat compared to June 30, 2021 as a result of Synovus Forward initiatives while adding headcount in areas associated with strategic revenue growth.
Net occupancy, equipment, and software expense increased for the three and six months ended June 30, 2022 due primarily to continued investments in technology and initiatives partially offset by savings from branch closures. Synovus Bank operated 261 branches at June 30, 2022 compared to 285 branches at June 30, 2021 with twenty branch closures during the first half of 2022. We expect to close a similar amount in the second half of 2022 to complete our large-scale branch optimization program.

Third-party processing and other services include all third-party core operating system and processing charges as well as third-party loan servicing charges. Third-party processing expense decreased for the three and six months ended June 30, 2022, largely a result of higher 2021 expense associated with PPP loan forgiveness partially offset by enhancements associated with technology and initiatives.
Professional fees increased for the three and six months ended June 30, 2022 primarily from higher consulting fees largely related to new initiatives, technology, and sustainability strategies and increased legal fees from various matters, including new initiatives and credit-related items.
FDIC insurance and other regulatory fees increased for the three and six months ended June 30, 2022 largely due to a higher assessment rate primarily driven by partial normalization of liquidity levels and redemption of Synovus Bank senior notes.
During the three months ended June 30, 2022, Synovus recorded $3.0 million in gains on sales of five closed branches partially offset by restructuring charges associated with additional branch closures. During the six months ended June 30, 2022, Synovus recorded $12.1 million in gains largely relating to the sale of real estate facilities in Columbus, Georgia in addition to gains on sales of closed branches, partially offset by restructuring charges associated with additional branch closures. During the three and six months ended June 30, 2021, Synovus recorded restructuring charges primarily related to branch closures and restructuring of corporate real estate as part of the Synovus Forward initiative.
During the second quarter of 2022, Synovus recorded a $3.5 million valuation adjustment to the Visa derivative following Visa's announcement to fund $600 million to its litigation escrow account.
On February 10, 2022, Synovus Bank redeemed its 2.289% Fixed-to-Floating Rate Senior Bank Notes of $400 million par value and incurred a $677 thousand loss on early extinguishment of debt.
Earnout liability fair value adjustments associated with the Global One acquisition were the result of higher than projected earnings and higher earnings estimates over the remaining contractual earnout period, reflecting the continued success of the Global One enterprise. The earnout period ended on June 30, 2021, and the final earnout payment occurred during the third quarter of 2021.
Other operating expense includes advertising, travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expense. Other operating expense was up for the three and six months ended June 30, 2022. The increases over prior year were primarily related to an increase in loan expense due to elevated production, managing fraud protection for clients, resumption of normal business activities post COVID-19, and increased 2022 advertising expense resulting from the launch of our newly developed brand positioning and campaign.
Income Tax Expense
Income tax expense was $49.9 million for the three months ended June 30, 2022, representing an effective tax rate of 21.9%, compared to income tax expense of $56.8 million for the three months ended June 30, 2021, representing an effective tax rate of 23.4%. Income tax expense was $92.6 million for the six months ended June 30, 2022, representing an effective tax rate of 21.0%, compared to income tax expense of $106.0 million for the six months ended June 30, 2021, representing an effective tax rate of 22.1%. The effective tax rate is lower for both the three and six month periods ended June 30, 2022, primarily due to an increase in net discrete tax benefits recognized during the current period, including share-based compensation, changes in amounts taxable by jurisdictions, and other accrual adjustments, compared to the respective prior periods.
CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus diligently monitors the quality of its loan portfolio by industry, property type, and geography through a thorough portfolio review process and our analytical risk management tools. At June 30, 2022, credit metrics remained stable and near historical lows with NPAs at 33 bps, NPLs at 26 bps, and total past dues at 14 bps, as a percentage of total loans. Net charge-offs remained low at $16.6 million, or 16 bps annualized, and $35.2 million, or 18 bps annualized, respectively, for the three and six months ended June 30, 2022. We expect net charge-offs to remain relatively stable in the second half of 2022, assuming no material change in the economic environment.

The table below includes selected credit quality metrics.

Table 8 - Credit Quality Metrics
(dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Non-performing loans	$109,024	$131,042	$161,028
ORE and other assets	26,759	27,137	16,806
Non-performing assets	$135,783	$158,179	$177,834
Total loans	$41,204,780	$39,311,958	$38,236,018
Non-performing loans as a % of total loans	0.26%	0.33%	0.42%
Non-performing assets as a % of total loans, ORE, and specific other assets	0.33	0.40	0.46
Loans 90 days past due and still accruing	$2,251	$6,770	$4,415
As a % of total loans	0.01%	0.02%	0.01%
Total past due loans and still accruing	$56,160	$57,565	$49,321
As a % of total loans	0.14%	0.15%	0.13%
Net charge-offs, quarter	$16,565	$10.522	$26,546
Net charge-offs/average loans, quarter	0.16%	0.11%	0.28%
Net charge-offs, year-to-date	$35,174	$77,788	$46,750
Net charge-offs/average loans, year-to-date	0.18%	0.20%	0.24%
Provision for (reversal of) loan losses, quarter	$9,446	$(54,124)	$(19,960)
Provision for (reversal of) unfunded commitments, quarter	3,242	(1,086)	(4,638)
Provision for (reversal of) credit losses, quarter	$12,688	$(55,210)	$(24,598)
Provision for (reversal of) loan losses, year-to-date	$15,414	$(100,351)	$(42,278)
Provision for (reversal of) unfunded commitments, year-to-date	$8,674	$(5,900)	$(895)
Provision for (reversal of) credit losses, year-to-date	$24,088	$(106,251)	$(43.173)
Allowance for loan losses	$407,837	$427,597	$516,708
Reserve for unfunded commitments	50,559	41,885	46,890
Allowance for credit losses	$458,396	$469,482	$563,598
ACL to loans coverage ratio	1.11%	1.19%	1.47%
ALL to loans coverage ratio	0.99	1.09	1.35
ACL/NPLs	420.45	358.27	350.00
ALL/NPLs	374.08	326.31	320.88

Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. Criticized and classified loans at June 30, 2022 were 2.2% of total loans, or $914.0 million, down $113.9 million as compared to 2.6% of total loans, or $1.03 billion, at December 31, 2021.

Table 9 - Criticized and Classified Loans
(dollars in thousands)	June 30, 2022	December 31, 2021
Special mention	$391,596	$489,150
Substandard	516,412	526,117
Doubtful	3,520	10,630
Loss	2,500	2,058
Criticized and Classified loans	$914,028	$1,027,955
As a % of total loans	2.2%	2.6%

Provision for (Reversal of) Credit Losses and Allowance for Credit Losses
The provision for credit losses of $12.7 million and $24.1 million for the three and six months ended June 30, 2022 included net charge-offs of $16.6 million and $35.2 million, respectively, and also represented a slower pace of allowance decline for the first half of the year. $3.7 million and $7.5 million in reserves were also added as a result of purchases of $180.2 million and $361.6 million of third-party lending loans for the three and six months ended June 30, 2022.
The ALL of $407.8 million and the reserve for unfunded commitments of $50.6 million, which is recorded in other liabilities, comprise the total ACL of $458.4 million at June 30, 2022. The ACL decreased $11.1 million compared to the December 31, 2021 ACL of $469.5 million, which consisted of an ALL of $427.6 million and the reserve for unfunded commitments of $41.9 million. The ACL to loans coverage ratio of 1.11% at June 30, 2022 was 8 bps lower compared to December 31, 2021. The reduction in the ACL resulted primarily from continued positive trends in our credit performance, including reduction of NPLs, and quality and mix of new loan originations, mostly offset by an uncertain and generally negative economic outlook.

Table 10 - Accruing TDRs by Risk Grade
	June 30, 2022		December 31, 2021		June 30, 2021
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Pass	$59,865	36.5%	$56,479	47.1%	$62,686	50.3%
Special mention	31,492	19.2	11,387	9.5	8,600	6.9
Substandard accruing	72,744	44.3	51,938	43.4	53,242	42.8
Total accruing TDRs	$164,101	100.0%	$119,804	100.0%	$124,528	100.0%

Troubled Debt Restructurings
Accruing TDRs were $164.1 million at June 30, 2022, up $44.3 million compared to December 31, 2021 primarily due to interest rate modifications granted that were previously accounted for under the CARES Act. Non-accruing TDRs were $18.3 million at June 30, 2022, compared to $22.3 million at December 31, 2021.
Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At both June 30, 2022 and December 31, 2021, approximately 98% of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have continued to remain at low levels.
Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by our primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach under Basel III. At June 30, 2022, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 11 - Capital Ratios
(dollars in thousands)	June 30, 2022	December 31, 2021
CET1 capital
Synovus Financial Corp.	$4,612,070	$4,388,618
Synovus Bank	5,158,225	4,998,698
Tier 1 risk-based capital
Synovus Financial Corp.	5,149,215	4,925,763
Synovus Bank	5,158,225	4,998,698
Total risk-based capital
Synovus Financial Corp.	6,059,074	5,827,196
Synovus Bank	5,754,389	5,587,757
CET1 capital ratio
Synovus Financial Corp.	9.46%	9.50%
Synovus Bank	10.59	10.83
Tier 1 risk-based capital ratio
Synovus Financial Corp.	10.56	10.66
Synovus Bank	10.59	10.83
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.43	12.61
Synovus Bank	11.82	12.11
Leverage ratio
Synovus Financial Corp.	9.03	8.72
Synovus Bank	9.06	8.86

At June 30, 2022, Synovus' CET1 ratio was 9.46%, well in excess of regulatory requirements including the capital conservation buffer of 2.5%. The June 30, 2022 CET1 ratio declined 4 bps compared to December 31, 2021, driven by significant growth in risk-weighted assets, largely from loan growth, and return of capital primarily through common stock shareholder dividends, mostly offset by strong capital generation from earnings. Our commitment remains to allocate internally generated capital toward our strategic priorities of client loan growth and a stable dividend while also maintaining a strong and efficient capital position. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Regulatory Capital" to the consolidated financial statements of Synovus' 2021 Form 10-K. Management reviews the Company's capital position on an on-going basis and believes, based on internal capital analyses and earnings projections, that Synovus is well positioned to meet relevant regulatory capital standards.
On January 20, 2022, Synovus announced that its Board of Directors authorized share repurchases of up to $300 million in 2022. During the six months ended June 30, 2022, Synovus repurchased a total of $13.0 million, or 281 thousand shares of its common stock, at an average price of $46.17 per share. Based on our current forecast for loan growth and given the uncertain economic environment, we expect to retain the majority of capital generated through earnings to support core balance sheet growth through the remainder of 2022.
On August 26, 2020, the federal banking regulators issued a final rule (following an interim final rule issued on March 27, 2020) that allowed electing banking organizations that adopt CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Synovus adopted CECL on January 1, 2020 and the June 30, 2022 regulatory capital ratios reflect Synovus' election of the five-year transition provision. At June 30, 2022, $43.7 million, or a cumulative 9 bps benefit to CET1, was deferred.
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

Synovus declared common stock dividends of $98.9 million, or $0.68 per common share, for the six months ended June 30, 2022, compared to $97.7 million, or $0.66 per common share, for the six months ended June 30, 2021. In addition, Synovus declared dividends on its preferred stock of $16.6 million during both the six months ended June 30, 2022 and 2021.
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
Synovus Bank also generates liquidity through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank also has the capacity to access funding through its membership in the FHLB system and through the Federal Reserve discount window. At June 30, 2022, based on currently pledged collateral, Synovus Bank had access to FHLB funding of $4.73 billion, subject to FHLB credit policies. Management continuously monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to manage client deposit withdrawals, loan requests, and other funding demands.
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
Earning Assets and Sources of Funds
Average total assets for the six months ended June 30, 2022 increased $2.09 billion, or 4%, as compared to the first six months of 2021. Average earning assets increased $2.66 billion, or 5%, in the first six months of 2022 compared to the same period in 2021. The increase in average earning assets primarily resulted from a $2.39 billion, or 27%, increase in average investment securities available for sale and a $1.62 billion, or 4%, increase in average total loans, net of unearned income, which included a decrease of $1.98 billion in PPP loans. The increase in average loans was primarily attributable to growth in commercial production and line utilization. These increases were partially offset by a $1.36 billion, or 51%, decrease in average interest-bearing funds held at the Federal Reserve Bank.
Average interest-bearing liabilities decreased $24.2 million for the first six months of 2022 compared to the same period in 2021. The decrease in average interest-bearing liabilities largely resulted from a $1.05 billion, or 27%, decrease in average time deposits, as a result of continued focus on remixing the deposit base, mostly offset by a $945.2 million, or 11%, increase in average interest-bearing demand deposits. Average non-interest-bearing deposits also increased $2.28 billion, or 16%, for the first six months of 2022 compared to the same period in 2021 as these deposits continue to be a meaningful component of our funding strategy and will help manage total funding costs in the rising rate environment.
Net interest income for the six months ended June 30, 2022 was $817.6 million, up $61.9 million, or 8% compared to the same period in 2021, including $10.5 million in PPP fees during 2022 and $45.2 million in 2021. Net interest margin was up 8 bps over the comparable six-month period to 3.11% due primarily to positive re-mixing within earning assets and our asset-

sensitive rate risk position, partially offset by a $34.7 million decline in PPP fees. For the six months ended June 30, 2022, the yield on earning assets was 3.31%, an increase of 2 bps compared to the six months ended June 30, 2021, while the effective cost of funds decreased 6 bps to 0.20%. Compared to the same period in 2021, the yield on loans decreased 13 bps due primarily to the decline in PPP fees, while the yield on investment securities increased 32 bps primarily due to higher reinvestment yield and deceleration in prepayment activity compared to the prior year.
On a sequential quarter basis, net interest income was up $33.1 million, or 8%, driven by loan growth and higher rates. Net interest margin for the second quarter was 3.22%, which was up 22 bps compared to the first quarter of 2022 aided by higher interest rates, lower cash balances, and managed deposit repricing. The second quarter of 2022 included $3.7 million recognized for associated PPP fees versus $6.9 million in the first quarter of 2022 and average PPP loan balances of $147.9 million versus $282.4 million in the first quarter of 2022. For the second quarter of 2022, the yield on earning assets increased 25 bps, while the effective cost of funds increased 3 bps compared to the first quarter of 2022. We continue to expect that net interest income and net interest margin will increase from second quarter 2022 levels as the benefits of higher short-term and long-term market interest rates are realized.

Net Interest Income and Rate/Volume Analysis
    The following tables set forth the major components of net interest income and the related annualized yields and rates for the three and six months ended June 30, 2022 and 2021, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Table 12 - Quarter-to-Date Net Interest Income and Rate/Volume Analysis
	Three Months Ended June 30,						2022 Compared to 2021
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2022	2021	2022	2021	2022	2021	Volume	Rate
Assets
Interest earning assets:
Investment securities available for sale	$11,153,091	$9,184,691	$50,312	$33,298	1.81%	1.45%	$7,116	$9,898	$17,014
Trading account assets	11,987	2,831	73	8	2.44	1.15	26	39	65
Commercial loans (1) (2)	31,870,387	29,936,751	308,442	287,677	3.88	3.85	18,560	2,205	20,765
Consumer loans (1)	8,720,488	8,559,726	83,826	84,402	3.86	3.94	1,579	(2,155)	(576)
Allowance for loan losses	(415,372)	(561,242)	—	—	—	—	—	—	—
Loans, net	40,175,503	37,935,235	392,268	372,079	3.92	3.93	20,139	50	20,189
Mortgage loans held for sale	85,299	242,940	921	1,859	4.32	3.06	(1,203)	265	(938)
Other loans held for sale	725,762	615,301	7,678	4,750	4.19	3.05	840	2,088	2,928
Other earning assets(3)	813,028	2,705,819	1,660	740	0.81	0.11	(472)	1,392	920
Federal Home Loan Bank and Federal Reserve Bank stock	179,837	159,340	1,820	800	4.05	2.01	103	917	1,020
Total interest earning assets	53,144,507	50,846,157	$454,732	$413,534	3.43%	3.26%	26,549	14,649	41,198
Cash and due from banks	538,647	571,561
Premises, equipment, and software, net	385,457	452,652
Other real estate	11,439	1,406
Cash surrender value of bank-owned life insurance	1,077,231	1,055,663
Other assets(4)	1,379,659	2,090,332
Total assets	$56,536,940	$55,017,771

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,513,334	$8,601,262	$3,598	$2,441	0.15%	0.11%	250	907	1,157
Money market accounts	15,328,395	15,476,262	6,850	7,181	0.18	0.19	(70)	(261)	(331)
Savings deposits	1,506,195	1,333,297	72	55	0.02	0.02	9	8	17
Time deposits	2,829,684	3,792,382	1,688	4,894	0.24	0.52	(1,248)	(1,958)	(3,206)
Brokered deposits	2,878,536	3,057,607	6,293	4,799	0.88	0.63	(281)	1,775	1,494
Federal funds purchased and securities sold under repurchase agreements	246,737	204,053	219	35	0.35	0.07	7	177	184
Other short-term borrowings	478,469	—	896	—	0.74	—	896	—	896
Long-term debt	878,413	1,203,038	8,768	11,478	3.99	3.82	(3,092)	382	(2,710)
Total interest-bearing liabilities	33,659,763	33,667,901	$28,384	$30,883	0.33%	0.36%	(3,529)	1,030	(2,499)
Non-interest-bearing deposits	16,959,850	15,088,836
Other liabilities	1,247,646	1,091,321
Shareholders' equity	4,669,681	5,169,713
Total liabilities and equity	$56,536,940	$55,017,771
Interest rate spread:					3.10	2.90
Net interest income - TE/margin(5)			$426,348	$382,651	3.22%	3.02%	$30,078	$13,619	$43,697
Taxable equivalent adjustment			960	791
Net interest income, actual			$425,388	$381,860
(1)     Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2022 - $13.0 million, 2021 - $28.5 million.
(2)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(3)    Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(4)    Includes average net unrealized gains (losses) on investment securities available for sale of $(923.1) million and $37.0 million for the three months ended June 30, 2022 and 2021, respectively.
(5)    The net interest margin is calculated by dividing annualized net interest income - TE by average total interest earnings assets.

Table 13 - Year-to-Date Net Interest Income and Rate/Volume Analysis
	Six Months Ended June 30,						2022 Compared to 2021
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2022	2021	2022	2021	2022	2021	Volume	Rate
Assets
Interest earning assets:
Investment securities available for sale	$11,206,150	$8,813,191	$97,562	$62,755	1.74%	1.42%	$16,850	$17,957	$34,807
Trading account assets	10,540	2,947	112	30	2.13	2.01	76	6	82
Commercial loans (1) (2)	31,316,646	29,930,734	589,029	578,877	3.79	3.90	26,803	(16,651)	10,152
Consumer loans (1)	8,657,598	8,424,423	165,194	166,466	3.83	3.97	4,590	(5,862)	(1,272)
Allowance for loan losses	(419,639)	(580,450)
Loans, net	39,554,605	37,774,707	754,223	745,343	3.84	3.97	31,393	(22,513)	8,880
Mortgage loans held for sale	94,542	244,940	1,803	3,516	3.81	2.87	(2,140)	427	(1,713)
Other loans held for sale	661,768	637,901	12,978	9,555	3.90	2.98	353	3,070	3,423
Other earning assets(3)	1,363,223	2,771,576	2,475	1,458	0.36	0.10	(629)	1,646	1,017
Federal Home Loan Bank and Federal Reserve Bank stock	170,006	158,503	2,505	1,468	2.95	1.85	106	931	1,037
Total interest earning assets	53,060,834	50,403,765	871,658	824,125	3.31	3.29	46,009	1,524	47,533
Cash and due from banks	543,638	545,295
Premises, equipment, and software, net	392,079	456,537
Other real estate	11,598	1,613
Cash surrender value of bank-owned life insurance	1,074,076	1,053,603
Other assets(4)	1,613,313	2,144,615
Total assets	$56,695,538	$54,605,428

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,531,330	$8,586,092	5,970	5,414	0.13	0.13	609	(53)	556
Money market accounts	15,685,030	15,412,941	12,199	15,911	0.16	0.21	283	(3,995)	(3,712)
Savings deposits	1,483,547	1,276,608	139	105	0.02	0.02	20	14	34
Time deposits	2,919,242	3,972,840	3,826	11,936	0.26	0.61	(3,187)	(4,923)	(8,110)
Brokered deposits	2,833,580	3,212,608	10,026	11,023	0.71	0.69	(1,297)	300	(997)
Federal funds purchased and securities sold under repurchase agreements	220,689	206,735	230	69	0.21	0.07	5	156	161
Other short-term borrowings	242,870	—	896	—	0.73	—	896	—	896
Long-term debt	930,131	1,202,827	18,913	22,386	4.07	3.73	(5,044)	1,571	(3,473)
Total interest-bearing liabilities	33,846,419	33,870,651	52,199	66,844	0.31	0.39	(7,715)	(6,930)	(14,645)
Non-interest-bearing deposits	16,727,040	14,443,645
Other liabilities	1,196,375	1,138,073
Shareholders' equity	4,925,704	5,153,059
Total liabilities and equity	$56,695,538	$54,605,428
Interest rate spread:					3.00%	2.90%
Net interest income - TE/margin(5)			$819,459	$757,281	3.11%	3.03%	$53,724	$8,454	$62,178
Taxable equivalent adjustment			1,824	1,565
Net interest income, actual			$817,635	$755,716

(1)     Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2022 - $33.7 million, 2021 - $60.4 million.
(2)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(3)    Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(4)    Includes average net unrealized gains (losses) on investment securities available for sale of $(587.1) million and $76.3 million for the six months ended June 30, 2022 and 2021, respectively.
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
Synovus has modeled its baseline net interest income forecast assuming a relatively flat interest rate environment with the federal funds rate at the Federal Reserve’s targeted range of 1.50% to 1.75% as of June 30, 2022 and the prime rate of 4.75% as of June 30, 2022. Synovus has modeled the impact of an immediate increase in market interest rates across the yield curve of 100 and 200 bps to determine the sensitivity of net interest income for the next twelve months. Synovus' current rate risk position is considered asset-sensitive and would be expected to benefit net interest income in a rising interest rate environment. The following table represents the estimated sensitivity of net interest income at June 30, 2022, with comparable information for December 31, 2021.

Table 14 - Twelve Month Net Interest Income Sensitivity
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)
Change in Interest Rates (in bps)	June 30, 2022	December 31, 2021
+200	11.0%	14.5%
+100	5.5%	6.5%
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
The ARRC proposed SOFR as its preferred rate as an alternative to LIBOR and proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to LIBOR. As noted within "Part I - Item 1A. Risk Factors" of Synovus' 2021 Form 10-K, Synovus holds instruments that may be impacted by the discontinuance of LIBOR, which include floating rate obligations, loans, deposits, derivatives and hedges, and other financial instruments. Synovus has established a cross-functional LIBOR transition working group with representation from all business lines, support and control functions, and legal counsel that has 1) assessed the Company's current exposure to LIBOR indexed instruments and the data, systems and processes that were impacted and have been changed as a result; 2) established a detailed implementation plan; 3) formulated communications and learning activities to support clients and colleagues; and 4) developed a formal governance structure for the transition. For the last several years, loan agreement provisions for new and renewed loans included LIBOR fallback language to ensure transition from LIBOR when such transition occurs. All direct exposures resulting from existing financial contracts that mature after 2021 have been inventoried and are monitored on an ongoing basis. The Company discontinued the use of LIBOR as of December 31, 2021, with limited exceptions as permitted by regulatory guidance or internal policies. Synovus has expanded its product offerings and currently offers multiple alternative reference rates including SOFR, BSBY, and Prime indices. As of June 30, 2022, the Company had approximately $13 billion in loans tied to LIBOR that mature after June 30, 2023. Remediation activities are underway to modify or transition existing exposures to alternate index rates or to convert the rate under existing fallback language, including the use of the Adjustable Interest (LIBOR) Act, enacted in March 2022, and other relevant legislation.

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
Non-GAAP Financial Measures
The measures entitled adjusted non-interest revenue; adjusted non-interest expense; adjusted total revenue; adjusted tangible efficiency ratio; adjusted net income available to common shareholders; adjusted net income per common share, diluted; adjusted return on average assets; adjusted return on average common equity; return on average tangible common equity; adjusted return on average tangible common equity; and tangible common equity ratio are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest revenue; total non-interest expense; total TE revenue; efficiency ratio-TE; net income available to common shareholders; net income per common share, diluted; return on average assets; return on average common equity; and the ratio of total shareholders' equity to total assets, respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted total revenue and adjusted non-interest revenue are measures used by management to evaluate total TE revenue and non-interest revenue exclusive of net investment securities gains (losses) and fair value adjustments on non-qualified deferred compensation. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income available to common shareholders, adjusted net income per common share, diluted, adjusted return on average assets, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. Return on average tangible common equity and adjusted return on average tangible common equity is a measure used by management to compare Synovus' performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity ratio is used by management to assess the strength of our capital position. The computations of these measures are set forth in the tables below.

Table 15 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Adjusted non-interest revenue
Total non-interest revenue	$97,266	$107,087	$202,600	$218,043
Subtract/add: Investment securities (gains) losses, net	—	—	—	1,990
Subtract/add: Fair value adjustment on non-qualified deferred compensation	3,240	(1,126)	4,535	(1,918)
Adjusted non-interest revenue	$100,506	$105,961	$207,135	$218,115

Adjusted non-interest expense
Total non-interest expense	$282,051	$270,531	$554,501	$537,665
Subtract: Earnout liability adjustments	—	(750)	—	(750)
Subtract/add: Restructuring charges	1,850	(415)	8,274	(946)
Subtract: Valuation adjustment to Visa derivative	(3,500)	—	(3,500)	—
Subtract: Loss on early extinguishment of debt	—	—	(677)	—
Subtract/add: Fair value adjustment on non-qualified deferred compensation	3,240	(1,126)	4,535	(1,918)
Adjusted non-interest expense	$283,641	$268,240	$563,133	$534,051

Adjusted total revenue and adjusted tangible efficiency ratio
Adjusted non-interest expense	$283,641	$268,240	$563,133	$534,051
Subtract: Amortization of intangibles	(2,118)	(2,379)	(4,236)	(4,758)
Adjusted tangible non-interest expense	$281,523	$265,861	$558,897	$529,293

Net interest income	$425,388	$381,860	$817,635	$755,716
Add: Tax equivalent adjustment	960	791	1,824	1,565
Add: Total non-interest revenue	97,266	107,087	202,600	218,043
Total TE revenue	$523,614	$489,738	$1,022,059	$975,324
Subtract/add: Investment securities (gains) losses, net	—	—	—	1,990
Subtract/add: Fair value adjustment on non-qualified deferred compensation	3,240	(1,126)	4,535	(1,918)
Adjusted total revenue	$526,854	$488,612	$1,026,594	$975,396
Efficiency ratio-TE	53.87%	55.24%	54.25%	55.13%
Adjusted tangible efficiency ratio	53.43	54.41	54.44	54.26

Adjusted net income available to common shareholders and adjusted diluted earnings per share
Net income available to common shareholders	$169,761	$177,909	$332,507	$356,711
Add: Earnout liability adjustments	—	750	—	750
Add/subtract: Restructuring charges	(1,850)	415	(8,274)	946
Add: Valuation adjustment to Visa derivative	3,500	—	3,500	—
Add: Loss on early extinguishment of debt	—	—	677	—
Subtract/add: Investment securities (gains) losses, net	—	—	—	1,990
Add/subtract: Tax effect of adjustments (1)	(393)	(105)	976	(743)
Adjusted net income available to common shareholders	$171,018	$178,969	$329,386	$359,654
Weighted average common shares outstanding, diluted	146,315	149,747	146,489	149,764
Net income per common share, diluted	$1.16	$1.19	$2.27	$2.38
Adjusted net income per common share, diluted	1.17	1.20	2.25	2.40

Table 15 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Adjusted return on average assets (annualized)
Net income	$178,052	$186,200	$349,088	$373,292
Add: Earnout liability adjustments	—	750	—	750
Add/subtract: Restructuring charges	(1,850)	415	(8,274)	946
Add: Valuation adjustment to Visa derivative	3,500	—	3,500	—
Add: Loss on early extinguishment of debt	—	—	677	—
Subtract/add: Investment securities (gains) losses, net	—	—	—	1,990
Add/subtract: Tax effect of adjustments (1)	(393)	(105)	976	(743)
Adjusted net income	$179,309	$187,260	$345,967	$376,235
Net income annualized	714,165	746,846	703,962	752,771
Adjusted net income annualized	719,206	751,098	697,668	758,706
Total average assets	56,536,940	55,017,771	56,695,538	54,605,428
Return on average assets (annualized)	1.26%	1.36%	1.24%	1.38%
Adjusted return on average assets (annualized)	1.27	1.37	1.23	1.39

	Three Months Ended
(dollars in thousands)	June 30, 2022	March 31, 2022	June 30, 2021
Adjusted return on average common equity, return on average tangible common equity, and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$169,761	$162,746	$177,909
Add: Earnout liability adjustments	—	—	750
Add/subtract: Restructuring charges	(1,850)	(6,424)	415
Add: Valuation adjustment to Visa derivative	3,500	—	—
Add: Loss on early extinguishment of debt	—	677	—
Add/subtract: Tax effect of adjustments (1)	(393)	1,369	(105)
Adjusted net income available to common shareholders	$171,018	$158,368	$178,969

Adjusted net income available to common shareholders annualized	$685,951	$642,270	$717,843
Add: Amortization of intangibles, annualized net of tax	6,471	6,543	7,128
Adjusted net income available to common shareholders excluding amortization of intangibles annualized	$692,422	$648,813	$724,971

Net income available to common shareholders annualized	$680,910	$660,025	$713,591
Add: Amortization of intangibles, annualized net of tax	6,471	6,543	7,128
Net income available to common shareholders excluding amortization of intangibles	$687,381	$666,568	$720,719

Total average shareholders' equity less preferred stock	$4,132,536	$4,647,426	$4,632,568
Subtract: Goodwill	(452,390)	(452,390)	(452,390)
Subtract: Other intangible assets, net	(32,387)	(34,576)	(41,399)
Total average tangible shareholders' equity less preferred stock	$3,647,759	$4,160,460	$4,138,779
Return on average common equity (annualized)	16.48%	14.20%	15.40%
Adjusted return on average common equity (annualized)	16.60	13.82	15.50
Return on average tangible common equity (annualized)	18.84	16.02	17.41
Adjusted return on average tangible common equity (annualized)	18.98	15.59	17.52

Table 15 - Reconciliation of Non-GAAP Financial Measures, continued
(dollars in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2021
Tangible common equity ratio
Total assets	$57,382,745	$56,419,549	$57,317,226	$54,938,659
Subtract: Goodwill	(452,390)	(452,390)	(452,390)	(452,390)
Subtract: Other intangible assets, net	(31,360)	(33,478)	(35,596)	(40,354)
Tangible assets	$56,898,995	$55,933,681	$56,829,240	$54,445,915
Total shareholders' equity	$4,584,438	$4,824,635	$5,296,800	$5,237,714
Subtract: Goodwill	(452,390)	(452,390)	(452,390)	(452,390)
Subtract: Other intangible assets, net	(31,360)	(33,478)	(35,596)	(40,354)
Subtract: Preferred stock, no par value	(537,145)	(537,145)	(537,145)	(537,145)
Tangible common equity	$3,563,543	$3,801,622	$4,271,669	$4,207,825
Total shareholders' equity to total assets ratio	7.99%	8.55%	9.24%	9.53%
Tangible common equity ratio	6.26	6.80	7.52	7.73

(1) An assumed marginal tax rate of 23.8% for 2022 and 25.3% for 2021 was applied.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

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
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
    (a) None.
    (b) None.
    (c) Issuer Purchases of Equity Securities:
The Company announced on January 20, 2022 that its Board of Directors authorized share repurchases of up to $300 million in 2022.

Share Repurchases
(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2022	25	$42.41	25	$289,273
May 1 to May 31, 2022	53	42.85	53	287,019
June 1 to June 30, 2022	—	—	—	287,019
Total	78	$42.71	78

(1)    The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
The foregoing repurchases during the second quarter of 2022 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

SYNOVUS FINANCIAL CORP.

August 2, 2022	By:	/s/ Andrew J. Gregory, Jr.
Date		Andrew J. Gregory, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)