Form 10-Q
period 2022-09-30
SYNOVUS FINANCIAL CORP
filed 2022-11-02
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
Commission file number 1-10312

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 31, 2022, 145,457,889 shares of the registrant's common stock, $1.00 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$516,163	$432,925
Interest-bearing funds with Federal Reserve Bank	1,260,748	2,479,006
Interest earning deposits with banks	32,445	25,535
Federal funds sold and securities purchased under resale agreements	58,448	72,387
Total cash, cash equivalents, and restricted cash	1,867,804	3,009,853
Investment securities available for sale, at fair value	9,587,508	10,918,329
Loans held for sale (includes $56,517 and $108,198 measured at fair value, respectively)	696,450	750,642
Loans, net of deferred fees and costs	42,571,458	39,311,958
Allowance for loan losses	(421,359)	(427,597)
Loans, net	42,150,099	38,884,361
Cash surrender value of bank-owned life insurance	1,084,060	1,068,616
Premises, equipment, and software, net	376,823	407,241
Goodwill	452,390	452,390
Other intangible assets, net	29,242	35,596
Other assets	2,395,146	1,790,198
Total assets	$58,639,522	$57,317,226
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$16,359,551	$16,392,653
Interest-bearing deposits	31,338,013	33,034,623
Total deposits	47,697,564	49,427,276
Federal funds purchased and securities sold under repurchase agreements	240,210	264,133
Long-term debt	4,434,327	1,204,229
Other liabilities	2,037,706	1,124,788
Total liabilities	54,409,807	52,020,426
Shareholders' Equity
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,143 shares; issued 170,097,791 and 169,383,758; outstanding 145,442,933 and 145,010,086	170,098	169,384
Additional paid-in capital	3,916,729	3,894,109
Treasury stock, at cost; 24,654,858 and 24,373,672 shares	(944,484)	(931,497)
Accumulated other comprehensive income (loss), net	(1,534,314)	(82,321)
Retained earnings	2,084,541	1,709,980
Total shareholders' equity	4,229,715	5,296,800
Total liabilities and shareholders' equity	$58,639,522	$57,317,226

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Interest income:
Loans, including fees	$478,448	$369,323	$1,230,847	$1,113,102
Investment securities available for sale	53,550	35,876	151,111	98,631
Loans held for sale	12,017	5,540	26,798	18,611
Federal Reserve Bank balances	5,584	1,214	7,965	2,597
Other earning assets	1,700	551	4,412	2,123
Total interest income	551,299	412,504	1,421,133	1,235,064
Interest expense:
Deposits	46,917	16,086	79,077	60,475
Long-term debt	22,156	11,465	41,069	33,851
Other borrowings	4,307	36	5,432	104
Total interest expense	73,380	27,587	125,578	94,430
Net interest income	477,919	384,917	1,295,555	1,140,634
Provision for (reversal of) credit losses	25,581	(7,868)	49,669	(51,041)
Net interest income after provision for (reversal of) credit losses	452,338	392,785	1,245,886	1,191,675
Non-interest revenue:
Service charges on deposit accounts	23,398	22,641	69,428	64,089
Fiduciary and asset management fees	19,201	19,786	59,577	56,545
Card fees	15,101	13,238	45,946	38,538
Brokerage revenue	17,140	14,745	47,038	41,644
Mortgage banking income	5,065	11,155	14,922	47,312
Capital markets income	6,839	8,089	19,704	18,929
Income from bank-owned life insurance	6,792	6,820	22,514	22,851
Investment securities gains (losses), net	—	962	—	(1,028)
Other non-interest revenue	10,762	17,519	27,768	44,117
Total non-interest revenue	104,298	114,955	306,897	332,997
Non-interest expense:
Salaries and other personnel expense	173,334	160,364	499,081	482,408
Net occupancy, equipment, and software expense	43,462	43,483	129,538	126,442
Third-party processing and other services	22,539	19,446	65,486	63,897
Professional fees	6,755	6,739	26,094	23,771
FDIC insurance and other regulatory fees	7,707	5,212	20,851	16,338
Restructuring charges	956	319	(7,318)	1,265
Other operating expense	39,257	31,469	114,779	90,576
Total non-interest expense	294,010	267,032	848,511	804,697
Income before income taxes	262,626	240,708	704,272	719,975
Income tax expense	59,582	53,935	152,140	159,910
Net income	203,044	186,773	552,132	560,065
Less: Preferred stock dividends	8,291	8,291	24,872	24,872
Net income available to common shareholders	$194,753	$178,482	$527,260	$535,193
Net income per common share, basic	$1.34	$1.22	$3.63	$3.63
Net income per common share, diluted	1.33	1.21	3.60	3.59
Weighted average common shares outstanding, basic	145,386	146,308	145,329	147,622
Weighted average common shares outstanding, diluted	146,418	147,701	146,465	149,069

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,
	2022			2021
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$262,626	$(59,582)	$203,044	$240,708	$(53,935)	$186,773
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	(565,121)	134,668	(430,453)	(55,472)	14,035	(41,437)
Reclassification adjustment for realized (gains) losses included in net income	—	—	—	(962)	243	(719)
Net change	(565,121)	134,668	(430,453)	(56,434)	14,278	(42,156)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(111,549)	26,582	(84,967)	(8,081)	2,044	(6,037)
Reclassification adjustment for realized (gains) losses included in net income	10,253	(2,442)	7,811	(4,009)	1,014	(2,995)
Net change	(101,296)	24,140	(77,156)	(12,090)	3,058	(9,032)
Total other comprehensive income (loss)	$(666,417)	$158,808	$(507,609)	$(68,524)	$17,336	$(51,188)
Comprehensive income (loss)			$(304,565)			$135,585

	Nine Months Ended September 30,
	2022			2021
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$704,272	$(152,140)	$552,132	$719,975	$(159,910)	$560,065
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	(1,616,011)	384,019	(1,231,992)	(174,371)	45,091	(129,280)
Reclassification adjustment for realized (gains) losses included in net income	—	—	—	1,028	(272)	756
Net change	(1,616,011)	384,019	(1,231,992)	(173,343)	44,819	(128,524)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(284,216)	67,685	(216,531)	(39,061)	10,404	(28,657)
Reclassification adjustment for realized (gains) losses included in net income	(4,556)	1,086	(3,470)	(9,265)	2,349	(6,916)
Net change	(288,772)	68,771	(220,001)	(48,326)	12,753	(35,573)
Total other comprehensive income (loss)	$(1,904,783)	$452,790	$(1,451,993)	$(221,669)	$57,572	$(164,097)
Comprehensive income (loss)			$(899,861)			$395,968

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 30, 2022	$537,145	$170,013	$3,908,118	$(944,484)	$(1,026,705)	$1,940,351	$4,584,438
Net income	—	—	—	—	—	203,044	203,044
Other comprehensive income (loss), net of income taxes	—	—	—	—	(507,609)	—	(507,609)
Cash dividends declared on common stock - $0.34 per share	—	—	—	—	—	(49,439)	(49,439)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(8,291)	(8,291)
Repurchases of common stock including costs to repurchase	—	—	—	—	—	—	—
Restricted share unit vesting and taxes paid related to net share settlement	—	40	385	—	—	(1,124)	(699)
Stock options exercised, net	—	45	785	—	—	—	830
Share-based compensation expense	—	—	7,441	—	—	—	7,441
Balance at September 30, 2022	$537,145	$170,098	$3,916,729	$(944,484)	$(1,534,314)	$2,084,541	$4,229,715

Balance at June 30, 2021	$537,145	$169,108	$3,872,949	$(824,197)	$45,726	$1,436,983	$5,237,714
Net income	—	—	—	—	—	186,773	186,773
Other comprehensive income (loss), net of income taxes	—	—	—	—	(51,188)	—	(51,188)
Cash dividends declared on common stock - $0.33 per share	—	—	—	—	—	(48,099)	(48,099)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(8,291)	(8,291)
Repurchases of common stock including costs to repurchase	—	—	—	(74,635)	—	—	(74,635)
Issuance of common stock for earnout payment	—	—	4,955	125	—	—	5,080
Restricted share unit vesting and taxes paid related to net share settlement	—	37	(650)	—	—	—	(613)
Stock options exercised, net	—	26	520	—	—	—	546
Share-based compensation expense	—	—	5,515	—	—	—	5,515
Balance at September 30, 2021	$537,145	$169,171	$3,883,289	$(898,707)	$(5,462)	$1,567,366	$5,252,802

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at December 31, 2021	$537,145	$169,384	$3,894,109	$(931,497)	$(82,321)	$1,709,980	$5,296,800
Net income	—	—	—	—	—	552,132	552,132
Other comprehensive income (loss), net of income taxes	—	—	—	—	(1,451,993)	—	(1,451,993)
Cash dividends declared on common stock - $1.02 per share	—	—	—	—	—	(148,297)	(148,297)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(24,872)	(24,872)
Repurchases of common stock including costs to repurchase	—	—	—	(12,987)	—	—	(12,987)
Restricted share unit vesting and taxes paid related to net share settlement	—	391	(5,677)	—	—	(4,402)	(9,688)
Stock options exercised, net	—	323	6,111	—	—	—	6,434
Share-based compensation expense	—	—	22,186	—	—	—	22,186
Balance at September 30, 2022	$537,145	$170,098	$3,916,729	$(944,484)	$(1,534,314)	$2,084,541	$4,229,715

Balance at December 31, 2020	$537,145	$168,133	$3,851,208	$(731,806)	$158,635	$1,178,019	$5,161,334
Net income	—	—	—	—	—	560,065	560,065
Other comprehensive income (loss), net of income taxes	—	—	—	—	(164,097)	—	(164,097)
Cash dividends declared on common stock - $0.99 per share	—	—	—	—	—	(145,843)	(145,843)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(24,872)	(24,872)
Repurchases of common stock including costs to repurchase	—	—	—	(167,142)	—	—	(167,142)
Issuance of common stock for earnout payment	—	—	4,955	125	—	—	5,080
Restricted share unit vesting and taxes paid related to net share settlement	—	343	(7,535)	—	—	—	(7,192)
Stock options exercised, net	—	695	14,730	—	—	—	15,425
Warrants exercised with net settlement and common stock reissued	—	—	(113)	116	—	(3)	—
Share-based compensation expense	—	—	20,044	—	—	—	20,044
Balance at September 30, 2021	$537,145	$169,171	$3,883,289	$(898,707)	$(5,462)	$1,567,366	$5,252,802

(1)    For the three months ended September 30, 2022 and 2021, dividends per share were $0.39 and $0.37 for Series D and Series E Preferred Stock, respectively.
(2)    For the nine months ended September 30, 2022 and 2021, dividends per share were $1.18 and $1.10 for Series D and Series E Preferred Stock, respectively.
See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Operating Activities
Net income	$552,132	$560,065
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	49,669	(51,041)
Depreciation, amortization, and accretion, net	53,352	97,856
Deferred income tax expense (benefit)	(11,800)	36,213
Originations of loans held for sale	(3,062,036)	(2,872,628)
Proceeds from sales and payments on loans held for sale	3,113,210	3,117,269
Gain on sales of loans held for sale, net	(10,837)	(36,930)
(Increase) decrease in other assets	(54,211)	(1,234)
Increase (decrease) in other liabilities	(41,711)	(28,741)
Investment securities (gains) losses, net	—	1,028
Share-based compensation expense	22,385	21,485
Other	677	—
Net cash provided by (used in) operating activities	610,830	843,342
Investing Activities
Proceeds from maturities and principal collections of investment securities available for sale	1,725,243	2,279,073
Proceeds from sales of investment securities available for sale	—	223,977
Purchases of investment securities available for sale	(2,037,176)	(5,447,210)
Proceeds from sales of loans	63,159	105,753
Purchases of loans	(514,475)	(1,494,924)
Net (increase) decrease in loans	(2,821,297)	1,238,658
Net (purchases) redemptions of Federal Home Loan Bank stock	(145,075)	(1,200)
Net (purchases) redemptions of Federal Reserve Bank stock	4,037	(1,210)
Net proceeds from settlement (purchases) of bank-owned life insurance policies	4,499	7,094
Net increase in premises, equipment and software	(21,487)	(19,996)
Other	48,784	8,852
Net cash provided by (used in) investing activities	(3,693,788)	(3,101,133)
Financing Activities
Net increase (decrease) in deposits	(1,709,371)	996,848
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(23,923)	34,626
Net increase (decrease) in other short-term borrowings	614,332	(7,717)
Repayments and redemption of long-term debt	(400,000)	—
Proceeds from issuance of long-term debt	3,647,693	—
Dividends paid to common shareholders	(146,709)	(146,578)
Dividends paid to preferred shareholders	(24,872)	(24,872)
Repurchases of common stock	(12,987)	(167,142)
Issuances, net of taxes paid, under equity compensation plans	(3,254)	8,233
Other	—	(1,104)
Net cash provided by (used in) financing activities	1,940,909	692,294
Increase (decrease) in cash and cash equivalents including restricted cash	(1,142,049)	(1,565,497)
Cash, cash equivalents, and restricted cash, at beginning of period	3,009,853	4,252,917
Cash, cash equivalents, and restricted cash at end of period	$1,867,804	$2,687,420

Supplemental Disclosures:
Income taxes paid	$139,556	$150,722
Interest paid	111,441	108,889
Non-cash Activities
Securities purchased during the period but settled after period-end	—	196,289
Premises and equipment transferred to other assets held for sale	19,367	22,725
Loans foreclosed and transferred to other real estate	—	964
Loans transferred (from) to other loans held for sale at fair value	(13,855)	(1,462)
See accompanying notes to unaudited interim consolidated financial statements.

Notes to Unaudited Interim Consolidated Financial Statements
Note 1 - Basis of Presentation and Accounting Policies
General
The accompanying unaudited interim consolidated financial statements of Synovus Financial Corp. include the accounts of the Parent Company and its consolidated subsidiaries. Synovus Financial Corp. is a financial services company based in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and consumer banking in addition to a full suite of specialized products and services, including private banking, treasury management, wealth management, mortgage services, premium finance, asset-based lending, structured lending, capital markets, and international banking. Synovus also provides financial planning and investment advisory services through its wholly-owned subsidiaries, Synovus Trust and Synovus Securities, as well as its GLOBALT and Creative Financial Group divisions. Synovus Bank is positioned in markets in the Southeast, with 257 branches and 367 ATMs in Alabama, Florida, Georgia, South Carolina, and Tennessee.
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
		This ASU is effective upon issuance and can be applied through December 31, 2022.	The Company is in the process of evaluating and applying, as applicable, the optional expedients and exceptions in accounting for eligible contract modifications, eligible existing hedging relationships and new hedging relationships. The application of this guidance has not had and is not expected to have a material impact to the consolidated financial statements.
SAB 121, Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users	In March 2022, the SEC released SAB 121 to add interpretive guidance for entities to consider when they have obligations to safeguard crypto-assets held for clients. The new guidance requires reporting entities who allow clients to transact in crypto-assets and act as a custodian to record a liability with a corresponding asset regardless of whether they control the crypto-asset. The crypto-asset will need to be marked at fair value for each reporting period. The new guidance requires disclosures in the footnotes to address the amount of crypto-assets reported, and the safeguarding and recordkeeping of the assets.	June 30, 2022, with retrospective application back to the beginning of the fiscal year.	The adoption of this standard on June 30, 2022 had no impact to the consolidated financial statements.
ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method	In March 2022, the FASB issued ASU 2022-01 to improve fair value hedge accounting for interest rate risk hedges for prepayable financial assets. The update allows non-prepayable financial assets to be included in a closed portfolio hedge using the portfolio layer method. The expanded scope allows entities to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets.	January 1, 2023. Early adoption is permitted on any date on or after the issuance date.	The Company early adopted this standard during the third quarter of 2022 on a prospective basis. The adoption of this standard has not had and is not expected to have a material impact to the consolidated financial statements.

Standard	Description	Required date of adoption	Effect on Company's financial statements or other significant matters
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
		January 1, 2023. Early adoption is permitted as of an interim period with retrospective application back to the beginning of the fiscal year.	The Company plans to adopt this standard on January 1, 2023 on a prospective basis. The Company is currently evaluating the potential financial statement impact from the implementation of this standard and does not expect it to be material.

Note 2 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at September 30, 2022 and December 31, 2021 are summarized below.

	September 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$515,190	$—	$(47,434)	$467,756
U.S. Government agency securities	52,411	1	(3,842)	48,570
Mortgage-backed securities issued by U.S. Government agencies	840,735	—	(118,123)	722,612
Mortgage-backed securities issued by U.S. Government sponsored enterprises	8,174,641	—	(1,341,702)	6,832,939
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	791,310	—	(106,802)	684,508
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	884,027	—	(71,032)	812,995
Corporate debt securities and other debt securities	18,382	—	(254)	18,128
Total investment securities available for sale	$11,276,696	$1	$(1,689,189)	$9,587,508

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$120,465	$—	$(2,627)	$117,838
U.S. Government agency securities	53,214	1,374	(387)	54,201
Mortgage-backed securities issued by U.S. Government agencies	790,329	768	(11,464)	779,633
Mortgage-backed securities issued by U.S. Government sponsored enterprises	8,063,890	50,491	(102,080)	8,012,301
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	951,691	4,658	(16,726)	939,623
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	479,420	8,644	(6,320)	481,744
Asset-backed securities	514,188	—	—	514,188
Corporate debt securities and other debt securities	18,309	492	—	18,801
Total investment securities available for sale	$10,991,506	$66,427	$(139,604)	$10,918,329

At September 30, 2022 and December 31, 2021, investment securities with a carrying value of $4.01 billion and $4.03 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2022 and December 31, 2021 are presented below.

	September 30, 2022
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$359,580	$(31,435)	$83,875	$(15,999)	$443,455	$(47,434)
U.S. Government agency securities	48,311	(3,842)	—	—	48,311	(3,842)
Mortgage-backed securities issued by U.S. Government agencies	220,484	(12,059)	502,128	(106,064)	722,612	(118,123)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,371,537	(331,934)	4,461,403	(1,009,768)	6,832,940	(1,341,702)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	171,343	(13,315)	513,165	(93,487)	684,508	(106,802)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	682,610	(40,538)	130,385	(30,494)	812,995	(71,032)
Corporate debt securities and other debt securities	18,128	(254)	—	—	18,128	(254)
Total	$3,871,993	$(433,377)	$5,690,956	$(1,255,812)	$9,562,949	$(1,689,189)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$49,648	$(379)	$47,590	$(2,248)	$97,238	$(2,627)
U.S. Government agency securities	21,760	(387)	—	—	21,760	(387)
Mortgage-backed securities issued by U.S. Government agencies	461,078	(5,858)	244,264	(5,606)	705,342	(11,464)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	5,729,476	(82,671)	643,758	(19,409)	6,373,234	(102,080)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	187,431	(3,981)	504,238	(12,745)	691,669	(16,726)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	146,672	(2,951)	83,533	(3,369)	230,205	(6,320)
Total	$6,596,065	$(96,227)	$1,523,383	$(43,377)	$8,119,448	$(139,604)

As of September 30, 2022, Synovus had 254 investment securities in a loss position for less than twelve months and 166 investment securities in a loss position for twelve months or longer. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses. As such, no write-downs to the amortized cost basis of the portfolio were recorded at September 30, 2022.

At September 30, 2022, no ACL was established for investment securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. U.S. Treasury and agency securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government, an agency of the United States government, or a government sponsored enterprise.
The amortized cost and fair value by contractual maturity of investment securities available for sale at September 30, 2022 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at September 30, 2022
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$24,100	$392,854	$98,236	$—	$515,190
U.S. Government agency securities	273	22,148	29,990	—	52,411
Mortgage-backed securities issued by U.S. Government agencies	—	621	4	840,110	840,735
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	5,062	115,479	8,054,100	8,174,641
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	102	—	791,208	791,310
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	486,500	330,378	67,149	884,027
Corporate debt securities and other debt securities	9,500	—	8,882	—	18,382
Total amortized cost	$33,873	$907,287	$582,969	$9,752,567	$11,276,696

Fair Value
U.S. Treasury securities	$24,100	$358,045	$85,611	$—	$467,756
U.S. Government agency securities	273	19,415	28,882	—	48,570
Mortgage-backed securities issued by U.S. Government agencies	—	597	4	722,011	722,612
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	4,706	107,107	6,721,126	6,832,939
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	100	—	684,408	684,508
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	460,412	289,991	62,592	812,995
Corporate debt securities and other debt securities	9,457	—	8,671	—	18,128
Total fair value	$33,830	$843,275	$520,266	$8,190,137	$9,587,508

Gross gains and gross losses on sales of securities available for sale for the three and nine months ended September 30, 2022 and 2021 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income (loss) at the time of sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Gross realized gains on sales	$—	$962	$—	$962
Gross realized losses on sales	—	—	—	(1,990)
Investment securities gains (losses), net	$—	$962	$—	$(1,028)

Note 3 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of September 30, 2022 and December 31, 2021.

	September 30, 2022
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$13,180,498	$14,050	$1,143	$15,193	$33,712	$25,563	$13,254,966
Owner-occupied	7,943,776	4,673	668	5,341	7,828	605	7,957,550
Total commercial and industrial	21,124,274	18,723	1,811	20,534	41,540	26,168	21,212,516
Investment properties	11,232,942	421	—	421	2,702	2,339	11,238,404
1-4 family properties	635,157	1,379	—	1,379	2,026	1,065	639,627
Land and development	408,151	115	—	115	1,668	—	409,934
Total commercial real estate	12,276,250	1,915	—	1,915	6,396	3,404	12,287,965
Consumer mortgages	5,123,759	10,642	—	10,642	32,527	—	5,166,928
Home equity	1,695,825	5,225	75	5,300	7,121	—	1,708,246
Credit cards	194,860	1,561	1,557	3,118	—	—	197,978
Other consumer loans	1,970,851	22,036	—	22,036	4,938	—	1,997,825
Total consumer	8,985,295	39,464	1,632	41,096	44,586	—	9,070,977
Loans, net of deferred fees and costs	$42,385,819	$60,102	$3,443	$63,545	$92,522	$29,572	$42,571,458

	December 31, 2021
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$12,068,740	$13,378	$3,953	$17,331	$37,918	$23,869	$12,147,858
Owner-occupied	7,460,184	3,627	59	3,686	7,146	4,050	7,475,066
Total commercial and industrial	19,528,924	17,005	4,012	21,017	45,064	27,919	19,622,924
Investment properties	9,894,924	1,285	717	2,002	3,273	2,577	9,902,776
1-4 family properties	639,631	1,182	93	1,275	4,535	28	645,469
Land and development	463,949	845	154	999	1,918	—	466,866
Total commercial real estate	10,998,504	3,312	964	4,276	9,726	2,605	11,015,111
Consumer mortgages	5,033,537	6,257	126	6,383	29,078	—	5,068,998
Home equity	1,349,027	2,619	—	2,619	9,773	—	1,361,419
Credit cards	201,929	1,233	1,010	2,243	—	—	204,172
Other consumer loans	2,011,430	20,369	658	21,027	6,877	—	2,039,334
Total consumer	8,595,923	30,478	1,794	32,272	45,728	—	8,673,923
Loans, net of deferred fees and costs	$39,123,351	$50,795	$6,770	$57,565	$100,518	$30,524	$39,311,958

Interest income on non-accrual loans outstanding that would have been recorded if the loans had been current and performing in accordance with their original terms was $1.2 million and $4.4 million for the three months ended September 30, 2022 and 2021, respectively, and $6.6 million and $10.7 million for the nine months ended September 30, 2022 and 2021, respectively. Of the interest income recognized during the three months ended September 30, 2022 and 2021, cash-basis interest income was $1.3 million and $646 thousand, respectively. Cash-basis interest income was $2.2 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Pledged Loans
Loans with carrying values of $14.82 billion and $14.19 billion, respectively, were pledged as collateral for borrowings and capacity at September 30, 2022 and December 31, 2021, respectively, to the FHLB and Federal Reserve Bank.
Portfolio Segment Risk Factors
The risk characteristics and collateral information of each portfolio segment are as follows:
Commercial and Industrial Loans - The C&I loan portfolio is primarily comprised of general middle market and commercial banking clients across a diverse set of industries. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process, which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. These loans are secured by collateral such as business equipment, inventory, and real estate. Credit decisions on loans in the C&I portfolio are based on cash flow from the operations of the business as the primary source of repayment of the debt, with underlying real estate or other collateral being the secondary source of repayment. PPP loans, which are categorized as C&I loans, were $42.8 million at September 30, 2022 and are guaranteed by the SBA.
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
Consumer Loans - The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, home equity, and consumer credit card loans, as well as home improvement loans, student, personal, and auto loans from third-party lending ("other consumer loans"). Together, consumer mortgages and home equity comprise the majority of Synovus' consumer loans and are secured by first and second liens on residential real estate primarily located in the markets served by Synovus. The primary source of repayment for all consumer loans is generally the personal income of the borrower(s).
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

The following tables summarize each loan portfolio class by risk grade and origination year as of September 30, 2022 and December 31, 2021 as required under CECL.

	September 30, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2022	2021	2020	2019	2018	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$860,597	$1,983,388	$1,042,337	$750,084	$547,483	$1,084,995	$6,516,708	$49,886	$12,835,478
Special Mention	2,120	21,325	8,114	10,613	14,342	3,229	72,584	—	132,327
Substandard(1)	11,506	9,902	47,837	45,717	18,900	23,161	129,797	341	287,161
Total commercial, financial and agricultural	874,223	2,014,615	1,098,288	806,414	580,725	1,111,385	6,719,089	50,227	13,254,966
Owner-occupied
Pass	1,113,875	1,724,981	1,181,262	989,383	680,033	1,273,518	747,718	—	7,710,770
Special Mention	314	2,685	81,888	5,239	45,718	26,066	—	—	161,910
Substandard(1)	18,642	14,220	3,950	8,254	20,423	19,127	—	—	84,616
Loss(2)	—	254	—	—	—	—	—	—	254
Total owner-occupied	1,132,831	1,742,140	1,267,100	1,002,876	746,174	1,318,711	747,718	—	7,957,550
Total commercial and industrial	2,007,054	3,756,755	2,365,388	1,809,290	1,326,899	2,430,096	7,466,807	50,227	21,212,516
Investment properties
Pass	2,061,147	3,081,003	1,580,596	1,382,386	845,599	1,645,301	498,586	—	11,094,618
Special Mention	389	1,119	—	14,691	14,331	30,219	147	—	60,896
Substandard(1)	5,997	160	—	2,931	46,086	6,657	21,059	—	82,890
Total investment properties	2,067,533	3,082,282	1,580,596	1,400,008	906,016	1,682,177	519,792	—	11,238,404
1-4 family properties
Pass	225,361	169,586	50,225	34,713	28,576	64,688	58,651	—	631,800
Special Mention	234	—	729	382	—	200	—	—	1,545
Substandard(1)	1,327	1,549	44	364	1,072	1,881	45	—	6,282
Total 1-4 family properties	226,922	171,135	50,998	35,459	29,648	66,769	58,696	—	639,627

	September 30, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2022	2021	2020	2019	2018	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Land and development
Pass	103,712	102,393	24,291	45,011	20,242	71,152	5,626	—	372,427
Special Mention	—	—	760	—	31,100	—	—	—	31,860
Substandard(1)	796	347	222	635	475	3,172	—	—	5,647
Total land and development	104,508	102,740	25,273	45,646	51,817	74,324	5,626	—	409,934
Total commercial real estate	2,398,963	3,356,157	1,656,867	1,481,113	987,481	1,823,270	584,114	—	12,287,965
Consumer mortgages
Pass	692,601	1,217,441	1,391,388	470,984	184,922	1,156,026	160	—	5,113,522
Substandard(1)	993	5,259	6,931	10,564	6,692	22,211	—	—	52,650
Loss(2)	—	—	—	4	—	752	—	—	756
Total consumer mortgages	693,594	1,222,700	1,398,319	481,552	191,614	1,178,989	160	—	5,166,928
Home equity
Pass	—	—	—	—	—	—	1,228,035	469,382	1,697,417
Substandard(1)	—	—	—	—	—	—	5,764	4,508	10,272
Loss(2)	—	—	—	—	—	—	420	137	557
Total home equity	—	—	—	—	—	—	1,234,219	474,027	1,708,246
Credit cards
Pass	—	—	—	—	—	—	196,695	—	196,695
Substandard(1)	—	—	—	—	—	—	515	—	515
Loss(3)	—	—	—	—	—	—	768	—	768
Total credit cards	—	—	—	—	—	—	197,978	—	197,978
Other consumer loans
Pass	300,452	591,166	503,807	72,693	37,153	159,971	324,733	—	1,989,975
Substandard(1)	1,765	2,710	1,252	916	247	805	147	—	7,842
Loss(3)	—	—	—	—	—	8	—	—	8
Total other consumer loans	302,217	593,876	505,059	73,609	37,400	160,784	324,880	—	1,997,825
Total consumer	995,811	1,816,576	1,903,378	555,161	229,014	1,339,773	1,757,237	474,027	9,070,977
Loans, net of deferred fees and costs	$5,401,828	$8,929,488	$5,925,633	$3,845,564	$2,543,394	$5,593,139	$9,808,158	$524,254	$42,571,458

(1)    The majority of loans within Substandard risk grade are accruing loans at September 30, 2022.
(2)    Loans within Loss risk grade are on non-accrual status and have an ALL equal to the full loan amount.
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
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three and nine months ended September 30, 2022.

Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the three and nine months ended September 30, 2022 and 2021.

	As Of and For the Three Months Ended September 30, 2022
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at June 30, 2022	$160,008	$104,218	$143,611	$407,837
Charge-offs	(6,676)	(143)	(8,903)	(15,722)
Recoveries	6,904	425	3,711	11,040
Provision for (reversal of) loan losses	(1,209)	17,101	2,312	18,204
Ending balance at September 30, 2022	$159,027	$121,601	$140,731	$421,359

	As Of and For the Three Months Ended September 30, 2021
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at June 30, 2021	$254,938	$92,113	$169,657	$516,708
Charge-offs	(20,230)	(718)	(8,933)	(29,881)
Recoveries	1,760	4,535	3,070	9,365
Provision for (reversal of) loan losses	(5,961)	(4,278)	6,290	(3,949)
Ending balance at September 30, 2021	$230,507	$91,652	$170,084	$492,243

	As Of and For the Nine Months Ended September 30, 2022
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2021	$188,364	$97,760	$141,473	$427,597
Charge-offs	(35,951)	(2,851)	(25,765)	(64,567)
Recoveries	12,476	1,358	10,877	24,711
Provision for (reversal of) loan losses	(5,862)	25,334	14,146	33,618
Ending balance at September 30, 2022	$159,027	$121,601	$140,731	$421,359

	As Of and For the Nine Months Ended September 30, 2021
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2020	$229,555	$130,742	$245,439	$605,736
Charge-offs	(48,374)	(14,877)	(22,808)	(86,059)
Recoveries	6,027	5,938	6,828	18,793
Provision for (reversal of) loan losses	43,299	(30,151)	(59,375)	(46,227)
Ending balance at September 30, 2021	$230,507	$91,652	$170,084	$492,243

The ALL of $421.4 million and the reserve for unfunded commitments of $57.9 million, which is recorded in other liabilities, comprise the total ACL of $479.3 million at September 30, 2022. The ACL increased $9.8 million compared to the December 31, 2021 ACL of $469.5 million, which consisted of the ALL of $427.6 million and the reserve for unfunded commitments of $41.9 million. The ACL to loans coverage ratio of 1.13% at September 30, 2022 was 6 bps lower compared to December 31, 2021 due to overall improvement in economic factors, primarily the unemployment rate.
The increase in the ACL from December 31, 2021 resulted primarily from loan growth and an increase in unfunded commitments mostly offset by decreased specific reserves and continued positive trends in our credit performance.
The ACL is estimated using a two-year reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reverts on a straight-line basis back to the historical rates over a one-year period. Synovus utilizes multiple economic forecast scenarios sourced from a reputable third-party provider that are probability-weighted internally. The current scenarios include a consensus baseline forecast, an upside scenario reflecting an accelerated recovery, a downside scenario that reflects adverse economic conditions, and an additional adverse scenario that assumes consistent slow growth that is less optimistic than the baseline. At September 30, 2022, economic scenario weights incorporated a 70% downside bias to the baseline scenario compared to 43% at December 31, 2021. The downside scenario that assumes consistent slow growth is the highest internally-weighted economic scenario and includes an average unemployment rate of 4.5% and average GDP of 1.4% over the forecast period at September 30, 2022, compared to 5.1% and 2.2%, respectively, at December 31, 2021.
The provision for credit losses of $25.6 million and $49.7 million for the three and nine months ended September 30, 2022 included net charge-offs of $4.7 million and $39.9 million, respectively, and represented loan growth as well as uncertain economic conditions. $3.0 million and $10.5 million in reserves, respectively, were also added as a result of purchases of $152.9 million and $514.5 million of third-party lending loans for the three and nine months ended September 30, 2022, respectively.

TDRs
Information about Synovus' TDRs is presented in the following tables. Synovus began entering into loan modifications with borrowers in response to the COVID-19 pandemic under the CARES Act, some of which had not been classified as TDRs. The CARES Act election period ended on January 1, 2022. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in Synovus' 2021 Form 10-K for information on Synovus' loan modifications due to COVID-19. The following tables represent, by concession type, the post-modification balance for loans modified or renewed during the three and nine months ended September 30, 2022 and 2021 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Three Months Ended September 30, 2022
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	22	$6,559	$150	$6,709
Owner-occupied	4	3,623	—	3,623
Total commercial and industrial	26	10,182	150	10,332
Investment properties	2	3,748	—	3,748
1-4 family properties	3	654	—	654
Land and development	—	—	—	—
Total commercial real estate	5	4,402	—	4,402
Consumer mortgages	—	—	—	—
Home equity	5	173	—	173
Other consumer loans	2	—	25	25
Total consumer	7	173	25	198
Total TDRs	38	$14,757	$175	$14,932	(2)

	Three Months Ended September 30, 2021
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	44	$3,437	$2,642	$6,079
Owner-occupied	10	2,488	469	2,957
Total commercial and industrial	54	5,925	3,111	9,036
Investment properties	2	637	—	637
1-4 family properties	3	—	84	84
Land and development	2	636	17	653
Total commercial real estate	7	1,273	101	1,374
Consumer mortgages	8	1,167	477	1,644
Home equity	16	2,655	—	2,655
Other consumer loans	7	44	476	520
Total consumer	31	3,866	953	4,819
Total TDRs	92	$11,064	$4,165	$15,229	(3)

(1)    Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the three months ended September 30, 2022 and 2021.
(2)    No net charge-offs were recorded during the three months ended September 30, 2022.
(3)    No net charge-offs were recorded during the three months ended September 30, 2021.

	Nine Months Ended September 30, 2022
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	78	$32,993	$957	$33,950
Owner-occupied	24	32,157	3,857	36,014
Total commercial and industrial	102	65,150	4,814	69,964
Investment properties	7	5,027	6,610	11,637
1-4 family properties	14	3,851	—	3,851
Land and development	4	3,168	—	3,168
Total commercial real estate	25	12,046	6,610	18,656
Consumer mortgages	10	1,176	266	1,442
Home equity	30	3,592	39	3,631
Other consumer loans	8	—	164	164
Total consumer	48	4,768	469	5,237
Total TDRs	175	$81,964	$11,893	$93,857	(2)

	Nine Months Ended September 30, 2021
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial and agricultural	102	$8,440	$6,379	$14,819
Owner-occupied	20	4,897	867	5,764
Total commercial and industrial	122	13,337	7,246	20,583
Investment properties	8	3,040	—	3,040
1-4 family properties	10	621	123	744
Land and development	4	1,003	59	1,062
Total commercial real estate	22	4,664	182	4,846
Consumer mortgages	10	1,498	477	1,975
Home equity	43	4,142	258	4,400
Other consumer loans	93	360	5,340	5,700
Total consumer	146	6,000	6,075	12,075
Total TDRs	290	$24,001	$13,503	$37,504	(3)

(1)    Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the nine months ended September 30, 2022 and 2021.
(2)    No net charge-offs were recorded during the nine months ended September 30, 2022.
(3)    No net charge-offs were recorded during the nine months ended September 30, 2021.
    For the three and nine months ended September 30, 2022, there was one default with a recorded investment of $109 thousand and four defaults with a recorded investment of $539 thousand, respectively, on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments) compared to two defaults with a recorded investment of $536 thousand and seven defaults with a recorded investment of $708 thousand, respectively, for the three and nine months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, there were no commitments to lend a material amount of additional funds to any client whose loan was classified as a TDR.

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
Goodwill allocated to each reporting unit at September 30, 2022 and December 31, 2021 is presented as follows:

(in thousands)	Wholesale Banking Reporting Unit	Community Banking Reporting Unit	Consumer Banking Reporting Unit	Mortgage Reporting Unit	Wealth Management Reporting Unit	Total Goodwill
Balance at December 31, 2021	$171,636	$256,323	$—	$—	$24,431	$452,390
Changes during the period from:
Reallocation	—	(114,701)	114,701	—	—	—
Balance at September 30, 2022	$171,636	$141,622	$114,701	$—	$24,431	$452,390

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
The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of September 30, 2022 and December 31, 2021, which primarily consist of core deposit intangible assets. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. Aggregate other intangible assets amortization expense for the three and nine months ended September 30, 2022, was $2.1 million and $6.4 million, respectively. Aggregate other intangible assets amortization expense for the three and nine months ended September 30, 2021, was $2.4 million and $7.1 million, respectively.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2022
CDI	$57,400	$(33,657)	$23,743
Other	12,500	(7,001)	5,499
Total other intangible assets	$69,900	$(40,658)	$29,242

December 31, 2021
CDI	$57,400	$(28,178)	$29,222
Other	12,500	(6,126)	6,374
Total other intangible assets	$69,900	$(34,304)	$35,596

Note 5 - Shareholders' Equity and Other Comprehensive Income (Loss)
Repurchases of Common Stock
Synovus announced on January 20, 2022 that its Board of Directors authorized share repurchases of up to $300 million in 2022. During the three months ended September 30, 2022, Synovus did not complete any share repurchases, and during the nine months ended September 30, 2022, Synovus repurchased a total of $13.0 million, or 281 thousand shares of its common stock, at an average price of $46.17 per share.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2022 and 2021.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on investment securities available for sale(1)	Net unrealized gains (losses) on cash flow hedges(1)	Total
Balance at June 30, 2022	$(869,519)	$(157,186)	$(1,026,705)
Other comprehensive income (loss) before reclassifications	(430,453)	(84,967)	(515,420)
Amounts reclassified from AOCI	—	7,811	7,811
Net current period other comprehensive income (loss)	(430,453)	(77,156)	(507,609)
Balance at September 30, 2022	$(1,299,972)	$(234,342)	$(1,534,314)

Balance at June 30, 2021	$19,301	$26,425	$45,726
Other comprehensive income (loss) before reclassifications	(41,437)	(6,037)	(47,474)
Amounts reclassified from AOCI	(719)	(2,995)	(3,714)
Net current period other comprehensive income (loss)	(42,156)	(9,032)	(51,188)
Balance at September 30, 2021	$(22,855)	$17,393	$(5,462)

Balance, December 31, 2021	$(67,980)	$(14,341)	$(82,321)
Other comprehensive income (loss) before reclassifications	(1,231,992)	(216,531)	(1,448,523)
Amounts reclassified from AOCI	—	(3,470)	(3,470)
Net current period other comprehensive income (loss)	(1,231,992)	(220,001)	(1,451,993)
Balance at September 30, 2022	$(1,299,972)	$(234,342)	$(1,534,314)

Balance, December 31, 2020	$105,669	$52,966	$158,635
Other comprehensive income (loss) before reclassifications	(129,280)	(28,657)	(157,937)
Amounts reclassified from AOCI	756	(6,916)	(6,160)
Net current period other comprehensive income (loss)	(128,524)	(35,573)	(164,097)
Balance at September 30, 2021	$(22,855)	$17,393	$(5,462)

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis.

	September 30, 2022				December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	$22	$—	$22	$—	$197	$—	$197
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	4,187	—	4,187	—	671	—	671
U.S. Government agency securities		13,712	—	13,712	—	—	—	—
Other mortgage-backed securities	—	3,350	—	3,350	—	—	—	—
State and municipal securities	—	297	—	297	—	560	—	560
Asset-backed securities	—	3,791	—	3,791	—	6,963	—	6,963
Other investments	—	122	—	122	—	—	—	—
Total trading securities	$—	$25,481	$—	$25,481	$—	$8,391	$—	$8,391
Investment securities available for sale:
U.S. Treasury securities	$467,756	$—	$—	$467,756	$117,838	$—	$—	$117,838
U.S. Government agency securities	—	48,570	—	48,570	—	54,201	—	54,201
Mortgage-backed securities issued by U.S. Government agencies	—	722,612	—	722,612	—	779,633	—	779,633
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	6,832,939	—	6,832,939	—	8,012,301	—	8,012,301
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	684,508	—	684,508	—	939,623	—	939,623
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	812,995	—	812,995	—	481,744	—	481,744
Asset-backed securities	—	—	—	—	—	514,188	—	514,188
Corporate debt securities and other debt securities	—	18,128	—	18,128	—	18,801	—	18,801
Total investment securities available for sale	$467,756	$9,119,752	$—	$9,587,508	$117,838	$10,800,491	$—	$10,918,329
Mortgage loans held for sale	$—	$56,517	$—	$56,517	$—	$108,198	$—	$108,198
Other investments	—	—	11,212	11,212	—	—	12,185	12,185
Mutual funds and mutual funds held in rabbi trusts	40,151	—	—	40,151	43,657	—	—	43,657
GGL/SBA loans servicing asset	—	—	2,798	2,798	—	—	3,233	3,233
Derivative assets	—	82,087	—	82,087	—	191,708	—	191,708
Liabilities
Trading liability for short positions	$16,236	$296	$—	$16,532	$—	$200	$—	$200
Mutual funds held in rabbi trusts	25,486	—	—	25,486	27,205	—	—	27,205
Derivative liabilities	—	338,970	1,184	340,154	—	95,067	3,535	98,602

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

Mortgage Loans Held for Sale
(in thousands)	As of September 30, 2022	As of December 31, 2021
Fair value	$56,517	$108,198
Unpaid principal balance	57,038	105,785
Fair value less aggregate unpaid principal balance	$(521)	$2,413

Changes in Fair Value Included in Net Income	Three Months Ended September 30,		Nine Months Ended September 30,		Location in Consolidated Statements of Income
(in thousands)	2022	2021	2022	2021
Mortgage loans held for sale	$(1,389)	$(1,761)	$(2,934)	$(2,299)	Mortgage banking income

Activity for Level 3 Assets and Liabilities
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Fair Value Accounting" of Synovus' 2021 Form 10-K for a description of the valuation techniques and significant inputs for Level 3 assets and liabilities that are measured at fair value on a recurring and non-recurring basis. During the three and nine months ended September 30, 2022 and 2021, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. The following tables provide rollforwards of Level 3 assets and liabilities measured at fair value on a recurring basis.

		Three Months Ended September 30, 2022
(in thousands)		Other Investments	GGL / SBA Loans Servicing Asset	Visa Derivative
Beginning balance		$11,083	$3,155	$(4,993)
Total gains (losses) realized/unrealized:
Included in earnings		129	(444)	—
Additions		—	—	—
Settlements		—	87	3,809
Ending balance		$11,212	$2,798	$(1,184)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at September 30, 2022		$129	$—	$—

	Three Months Ended September 30, 2021
(in thousands)	Other Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance	$1,026	$3,321	$(6,427)	$(1,473)
Total gains (losses) realized/unrealized:
Included in earnings	(35)	(467)	243	—
Additions	10,000	534	—	—
Settlements	—	—	6,184	302
Ending balance	$10,991	$3,388	$—	$(1,171)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at September 30, 2021	$(35)	$—	$—	$—

			Nine Months Ended September 30, 2022
(in thousands)			Other Investments	GGL / SBA Loans Servicing Asset	Visa Derivative
Beginning balance			$12,185	$3,233	$(3,535)
Total gains (losses) realized/unrealized:
Included in earnings			(7,000)	(1,216)	(3,500)
Additions			6,027	—	—
Settlements			—	781	5,851
Ending balance			$11,212	$2,798	$(1,184)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at September 30, 2022			$(7,000)	$—	$(3,500)

	Nine Months Ended September 30, 2021
(in thousands)	Investment Securities Available for Sale	Other Investments	GGL / SBA Loans Servicing Asset	Earnout Liability	Visa Derivative
Beginning balance	$2,021	$1,021	$3,258	$(5,677)	$(2,048)
Total gains (losses) realized/unrealized:
Included in earnings	—	(30)	(897)	(507)	—
Sales	(2,021)	—	—	—	—
Additions	—	10,000	1,027	—	—
Settlements	—	—	—	6,184	877
Ending balance	$—	$10,991	$3,388	$—	$(1,171)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at September 30, 2021	$—	$(30)	$—	$—	$—

The following table presents assets measured at fair value on a non-recurring basis, as of the dates indicated, for which there was a fair value adjustment.

	September 30, 2022			Fair Value Adjustments for the		Location in Consolidated Statements of Income
(in thousands)	Level 1	Level 2	Level 3	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Loans(1)	$—	$—	$19,835	$1,871	$6,878	Provision for credit losses
Other assets held for sale	—	—	1,736	722	722	Other operating expense

	September 30, 2021			Fair Value Adjustments for the		Location in Consolidated Statements of Income
	Level 1	Level 2	Level 3	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Loans(1)	$—	$—	$11,123	$13,933	$14,823	Provision for credit losses
Other assets held for sale	—	—	806	301	301	Other operating expense

(1)    Collateral-dependent loans that were written down to fair value of collateral.
ORE properties are included in other assets on the consolidated balance sheets. The carrying value of ORE at September 30, 2022 and December 31, 2021 was $0 and $11.8 million, respectively.
Fair Value of Financial Instruments
The following tables present the carrying and estimated fair values of financial instruments at September 30, 2022 and December 31, 2021. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2021 Form 10-K for a description of how fair value measurements are determined.

	September 30, 2022
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$1,867,804	$1,867,804	$1,867,804	$—	$—
Trading securities	25,481	25,481	—	25,481	—
Investment securities available for sale	9,587,508	9,587,508	467,756	9,119,752	—
Loans held for sale	696,450	693,973	—	56,517	637,456
Other investments	11,212	11,212	—	—	11,212
Mutual funds and mutual funds held in rabbi trusts	40,151	40,151	40,151	—	—
Loans, net	42,150,099	40,952,610	—	—	40,952,610
GGL/SBA loans servicing asset	2,798	2,798	—	—	2,798
FRB and FHLB stock	300,979	300,979	—	300,979
Derivative assets	82,087	82,087	—	82,087	—
Financial liabilities
Non-interest-bearing deposits	$16,359,551	$16,359,551	$—	$16,359,551	$—
Non-time interest-bearing deposits	26,457,928	26,457,928	—	26,457,928	—
Time deposits	4,880,085	4,832,971	—	4,832,971	—
Total deposits	$47,697,564	$47,650,450	$—	$47,650,450	$—
Federal funds purchased and securities sold under repurchase agreements	240,210	240,210	240,210	—	—
Trading liability for short positions	16,532	16,532	16,236	296	—
Short-term FHLB advances	599,700	599,700	—	599,700	—
Long-term debt	4,434,327	4,454,897	—	4,454,897	—
Mutual funds held in rabbi trusts	25,486	25,486	25,486	—	—
Derivative liabilities	340,154	340,154	—	338,970	1,184

	December 31, 2021
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$3,009,853	$3,009,853	$3,009,853	$—	$—
Trading securities	8,391	8,391	—	8,391	—
Investment securities available for sale	10,918,329	10,918,329	117,838	10,800,491	—
Loans held for sale	750,642	749,980	—	108,198	641,782
Other investments	12,185	12,185	—	—	12,185
Mutual funds and mutual funds held in rabbi trusts	43,657	43,657	43,657	—	—
Loans, net	38,884,361	39,118,275	—	—	39,118,275
GGL/SBA loans servicing asset	3,233	3,233	—	—	3,233
FRB and FHLB stock	159,941	159,941	—	159,941	—
Derivative assets	191,708	191,708	—	191,708	—

Financial liabilities
Non-interest-bearing deposits	$16,392,653	$16,392,653	$—	$16,392,653	$—
Non-time interest-bearing deposits	28,917,148	28,917,148	—	28,917,148	—
Time deposits	4,117,475	4,125,673	—	4,125,673	—
Total deposits	$49,427,276	$49,435,474	$—	$49,435,474	$—
Federal funds purchased and securities sold under repurchase agreements	264,133	264,133	264,133	—	—
Trading liability for short positions	200	200	—	200	—
Long-term debt	1,204,229	1,243,147	—	1,243,147	—
Mutual funds held in rabbi trusts	27,205	27,205	27,205	—	—
Derivative liabilities	98,602	98,602	—	95,067	3,535

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
Hedging Derivatives
Cash flow hedging relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. Synovus has entered into interest rate swap contracts to manage overall cash flow changes related to interest rate risk exposure on index-based variable rate commercial loans. The contracts effectively modify Synovus' exposure to interest rate risk by utilizing receive fixed/pay index-based variable rate interest rate swaps. During the three and nine months ended September 30, 2022, notional amounts of $0 and $1.65 billion, respectively, in either spot starting or forward starting cash flow hedges were added.
For cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss), net of the tax impact, and subsequently reclassified into earnings when the hedged transaction affects earnings with the impacts recorded in the same income statement line item used to present the earnings effect of the hedged item. When a cash flow hedge relationship is discontinued but the hedged cash flows, or forecasted transactions, are still expected to occur, gains or losses that were accumulated in OCI are amortized into earnings over the same periods in which the hedged transactions would have affected earnings. If, however, it is probable the forecasted transactions will no longer occur, the remaining accumulated amounts in OCI for the impacted cash flow hedges are immediately recognized in earnings.
Synovus recorded no unrealized gains during the three and nine months ended September 30, 2022 and $488 thousand, or $364 thousand, after tax, in OCI during the three months ended September 30, 2021 and $1.2 million, or $930 thousand, after-tax, in OCI, during the nine months ended September 30, 2021 related to terminated cash flow hedges, which are being recognized into earnings in conjunction with the effective terms of the original swaps through the second quarter of 2026. Synovus recognized pre-tax income of $690 thousand and $3.9 million during the three and nine months ended September 30, 2022, respectively, and $4.0 million and $9.3 million for the three and nine months ended September 30, 2021, respectively, related to the amortization of terminated cash flow hedges.
As of September 30, 2022, Synovus expects to reclassify into earnings approximately $138 million in pre-tax loss due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is approximately $1 million in pre-tax income related to the amortization of terminated cash flow hedges. As of September 30, 2022, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the third quarter of 2026.
Fair value hedging relationships mitigate exposure to the change in fair value of an asset or liability. Synovus has entered into receive-fixed, pay-variable interest rate swap contracts to hedge the change in the fair value due to fluctuations in market interest rates for outstanding fixed-rate long-term debt and interest-bearing deposits. The changes in fair value of the fair value hedges are recorded through earnings with an offset against changes in the fair value of the hedged item within interest expense in the consolidated statements of income. All components of each derivative instrument’s gain/(loss) are included in the assessment of hedge effectiveness. During the three and nine months ended September 30, 2022, notional amounts of $947.1 million and $1.77 billion, respectively, in fair value hedges were added.
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
Collateral Requirements
Certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of September 30, 2022 and December 31, 2021, collateral totaling $58.6 million and $64.5 million, respectively, was pledged to the derivative counterparties to comply with collateral requirements.
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

	September 30, 2022			December 31, 2021
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in cash flow hedging relationships:
Interest rate contracts	$5,250,000	$—	$8,571	$3,600,000	$22,004	$20,395
Total cash flow hedges		$—	$8,571		$22,004	$20,395

Derivatives in fair value hedging relationships:
Interest rate contracts	$1,766,496	$—	$4,260	$—	$—	$—
Total fair value hedges		$—	$4,260		$—	$—
Total derivatives designated as hedging instruments		$—	$12,831		$22,004	$20,395

Derivatives not designated as hedging instruments:
Interest rate contracts	$9,256,575	$77,220	$325,354	$9,653,600	$167,560	$74,514
Mortgage derivatives - interest rate lock commitments	88,598	—	785	99,006	2,105	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	108,000	4,347	—	105,500	—	122
Risk participation agreements	472,751	—	—	374,214	—	36
Foreign exchange contracts	17,862	520	—	22,387	39	—
Visa derivative	—	—	1,184	—	—	3,535
Total derivatives not designated as hedging instruments		$82,087	$327,323		$169,704	$78,207

The following table presents the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line item affected for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt	Other borrowings
Total interest income/(expense) amounts presented in the consolidated statements of income	$478,448	$46,917	$22,156	$4,307

Gain/(loss) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(10,253)	$—	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(10,253)	—	—	—

Gain/(loss) on fair value hedging relationships:
Recognized on derivatives	$—	$(17,523)	$(17,769)	$(300)
Recognized on hedged items	—	17,523	17,769	300
Pre-tax income (loss) recognized on fair value hedges	$—	$—	$—	$—

Three Months Ended September 30, 2021
Interest Income
(in thousands)	Loans, including fees
Total interest income/(expense) amounts presented in the consolidated statements of income	$369,323

Gain/(loss) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$4,009
Pre-tax income (loss) recognized on cash flow hedges	$4,009

	Nine Months Ended September 30, 2022
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt	Other borrowings
Total interest income/(expense) amounts presented in the consolidated statements of income	$1,230,847	$79,077	$41,069	$5,432

Gain/(loss) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$4,556	$—	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$4,556	—	—	—

Gain/(loss) on fair value hedging relationships:
Recognized on derivatives	$—	$(20,341)	$(19,224)	$(300)
Recognized on hedged items	—	20,341	19,224	300
Pre-tax income (loss) recognized on fair value hedges	$—	$—	$—	$—

Nine Months Ended September 30, 2021
Interest Income
(in thousands)	Loans, including fees
Total interest income/(expense) amounts presented in the consolidated statements of income	$1,113,102

Gain/(loss) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$9,265
Pre-tax income (loss) recognized on cash flow hedges	$9,265

(1)     See "Part I - Item 1. Financial Statements and Supplementary Data - Note 5 - Accumulated Other Comprehensive Income (Loss)" for gain (loss) recognized on cash flow hedging relationships in AOCI.
The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of the hedged assets/(liabilities) in fair value hedging relationships.

	September 30, 2022		December 31, 2021
	Hedged Items Currently Designated		Hedged Items Currently Designated
(in thousands)	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
Interest-bearing deposits	$(866,496)	$20,341	$—	$—
Long-term debt	(545,520)	19,224	—	—
Short-term FHLB advances	(350,000)	300	—	—

The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments on the consolidated statements of income for the three and nine months ended September 30, 2022 and 2021 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Location in Consolidated Statements of Income	2022	2021	2022	2021
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$137	$164	$1,546	$474
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	(1,966)	(1,388)	(2,890)	(3,160)
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	4,114	922	4,469	2,190
Risk participation agreements	Capital markets income	1	90	36	272
Foreign exchange contracts	Capital markets income	97	—	482	—
Visa derivative	Other non-interest expense	—	—	(3,500)	—
Total derivatives not designated as hedging instruments		$2,383	$(212)	$143	$(224)

(1)    Gain (loss) represents net fair value adjustments (including credit related adjustments) for client swaps.
Note 8 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three and nine months ended September 30, 2022 and 2021. Diluted net income per common share incorporates the potential impact of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Basic Net Income Per Common Share:
Net income available to common shareholders	$194,753	$178,482	$527,260	$535,193
Weighted average common shares outstanding	145,386	146,308	145,329	147,622
Net income per common share, basic	$1.34	$1.22	$3.63	$3.63
Diluted Net Income Per Common Share:
Net income available to common shareholders	$194,753	$178,482	$527,260	$535,193
Weighted average common shares outstanding	145,386	146,308	145,329	147,622
Effect of dilutive outstanding equity-based awards and earnout payments	1,032	1,393	1,136	1,447
Weighted average diluted common shares	146,418	147,701	146,465	149,069
Net income per common share, diluted	$1.33	$1.21	$3.60	$3.59

For the three months ended September 30, 2022 and 2021, there were 21 thousand and 32 thousand, respectively, potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding. For both the nine months ended September 30, 2022 and 2021, there were 21 thousand potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding. These potentially dilutive shares were not included in the computation of diluted net income per common share because the effect would be anti-dilutive.
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

The contractual amount of these financial instruments represents Synovus' maximum credit risk should the counterparty draw upon the commitment and should the counterparty subsequently fail to perform according to the terms of the contract. Since many of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. Additionally, certain commitments (primarily consumer) can generally be canceled by providing notice to the borrower.
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At September 30, 2022, the ACL for unfunded commitments was $57.9 million, compared to a reserve of $41.9 million at December 31, 2021. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets.
Synovus invests in certain LIHTC partnerships, which are engaged in the development and operation of affordable multi-family housing pursuant to Section 42 of the Code. Additionally, Synovus invests in certain solar energy tax credit partnerships pursuant to Section 48 of the Code and certain new market tax credit partnerships pursuant to section 45D of the Code. Synovus typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships and as such, is not considered the primary beneficiary of the partnership. For certain of its LIHTC investments, Synovus provides financing during the construction and development of the properties and is at risk for the funded amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan, but has no obligation to fund the operations or working capital of the partnerships and is not exposed to losses beyond Synovus’ investment. Synovus receives tax credits related to these investments, which are subject to recapture by taxing authorities based on compliance provisions required to be met at the project level.
Synovus also invests in CRA partnerships, including SBIC programs, and other investments. The SBIC is a program initiated by the SBA in 1958 to assist in the funding of small business loans.

(in thousands)	September 30, 2022	December 31, 2021
Letters of credit(1)	$215,645	$183,463
Commitments to fund commercial and industrial loans	9,869,096	9,595,793
Commitments to fund commercial real estate, construction, and land development loans	3,741,186	3,593,171
Commitments under home equity lines of credit	2,092,533	1,805,869
Unused credit card lines	463,253	473,582
Other loan commitments	755,935	604,353
Total letters of credit and unfunded lending commitments	$17,137,648	$16,256,231

Tax credits, CRA partnerships, and other investments:
Carrying amount included in other assets	$465,361	$426,137
Amount of future funding commitments	265,209	250,733
Permanent and short-term construction loans and letter of credit commitments(2)	164,863	204,391
Funded portion of permanent and short-term loans and letters of credit(3)	202,392	104,315

(1)    Represent the contractual amount net of risk participations purchased of $26.1 million and $26.1 million at September 30, 2022 and December 31, 2021, respectively.
(2)    Represent the contractual amount net of risk participations of $1.7 million and $6.0 million at September 30, 2022 and December 31, 2021, respectively.
(3)    Represent the contractual amount net of risk participations of $5.7 million and $3.0 million at September 30, 2022 and December 31, 2021, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus provides merchant processing services for clients with a contractual arrangement under which certain sales and processing support are provided through an outside merchant services provider with Synovus owning the merchant contract relationship. In addition, Synovus sponsors various third-party MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if a sponsored MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the three and nine months ended September 30, 2022, Synovus and the sponsored entities processed and settled $30.33 billion and $89.94 billion of transactions, respectively. For the three and nine months ended September 30, 2021, Synovus and the sponsored entities processed and settled $28.39 billion and $83.54 billion of transactions, respectively.

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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of September 30, 2022 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
In addition, where Synovus determines that there is a reasonable possibility of a loss in respect of legal matters, Synovus considers whether it is able to estimate the total reasonably possible loss or range of loss. Under GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely,” and an event is “remote” if the “chance of the future event or events occurring is slight." In many situations, Synovus may be unable to estimate reasonably possible losses due to the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. For those legal matters where Synovus is able to estimate a range of reasonably possible losses, management currently estimates the aggregate range from our outstanding litigation is from zero to $5 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be lower or higher. As there are further developments in these legal matters, Synovus will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations or financial condition for any particular period.
Synovus intends to vigorously pursue all available defenses to these legal matters but will also consider other alternatives, including settlement, in situations where there is an opportunity to resolve such legal matters on terms that Synovus considers to be favorable, including in light of the continued expense and distraction of defending such legal matters. Synovus maintains insurance coverage, which may be available to cover legal fees, or potential losses that might be incurred in connection with such legal matters. The above-noted estimated range of reasonably possible losses does not take into consideration insurance coverage, which may or may not be available for the respective legal matters.
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
The Community Banking business segment primarily serves small and medium-sized commercial clients as well as individual private wealth clients using a relationship-based approach. The commercial component of this segment focuses on locally owned and operated businesses. Private wealth services are delivered to the individuals operating the businesses as well as other individuals in the communities in which the Community Bank operates. A comprehensive set of banking products are offered to the client set, including a full suite of lending, payments, and depository products as well as financial planning services.
The Consumer Banking business segment serves individual and small business clients through its branch and ATM network, in addition to digital and telephone channels. This segment provides individuals and small businesses with an array of comprehensive banking products and services, including depository accounts, credit and debit cards, payment solutions, goal-based planning, home equity and other consumer loans, and small business lending solutions.
The Financial Management Services business segment serves its clients by providing mortgage, trust services, professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer, asset management, financial planning, and family office services, as well as the provision of individual investment advice on equity and other securities.
Synovus uses a centralized FTP methodology to attribute appropriate net interest income to the business segments. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate risk in the Treasury and Corporate Other function, where it can be centrally monitored and managed. Treasury and Corporate Other includes certain assets and/or liabilities managed within that function. Additionally, Treasury and Corporate Other also charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The process for determining FTP is based on a number of factors and assumptions, including prevailing market interest rates, the expected lives of various assets and liabilities, and the Company's broader funding profile.
The following tables present certain financial information for each reportable business segment for the three and nine months ended September 30, 2022 and 2021. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised. Loan and deposit transfers occur from time to time between reportable business segments primarily to maintain the migration of clients and relationship managers between segments. During the third quarter of 2022, public funds deposits (and related net interest income, FTP, and non-interest expense) in the Financial Management Services segment were transferred to the Wholesale Banking segment in order to maintain consistency so that all public funds deposits can be managed together in the same business segment. Prior periods have been adjusted accordingly.

	Three Months Ended September 30, 2022
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$177,844	$109,948	$125,421	$17,076	$47,630	$477,919
Non-interest revenue	9,790	11,768	21,498	46,615	14,627	104,298
Non-interest expense	29,888	33,545	48,234	42,620	139,723	294,010
Pre-provision net revenue	$157,746	$88,171	$98,685	$21,071	$(77,466)	$288,207

	Three Months Ended September 30, 2021
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$138,774	$99,512	$100,502	$19,964	$26,165	$384,917
Non-interest revenue	10,739	12,963	20,758	51,248	19,247	114,955
Non-interest expense	22,514	30,169	43,620	44,999	125,730	267,032
Pre-provision net revenue	$126,999	$82,306	$77,640	$26,213	$(80,318)	$232,840

	Nine Months Ended September 30, 2022
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$503,828	$306,966	$326,553	$52,895	$105,313	$1,295,555
Non-interest revenue	27,473	37,819	65,236	136,975	39,394	306,897
Non-interest expense	83,630	97,671	139,859	131,023	396,328	848,511
Pre-provision net revenue	$447,671	$247,114	$251,930	$58,847	$(251,621)	$753,941

	Nine Months Ended September 30, 2021
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$409,265	$297,852	$311,285	$59,603	$62,629	$1,140,634
Non-interest revenue	25,058	36,055	59,632	162,176	50,076	332,997
Non-interest expense	64,590	85,234	130,482	139,383	385,008	804,697
Pre-provision net revenue	$369,733	$248,673	$240,435	$82,396	$(272,303)	$668,934

	September 30, 2022
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$24,614,311	$8,232,482	$2,887,964	$5,104,400	$1,732,301	$42,571,458
Total deposits	$11,346,835	$11,227,390	$19,394,060	$124,208	$5,605,071	$47,697,564
Total full-time equivalent employees	325	623	1,510	799	1,776	5,033

	December 31, 2021
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$21,496,050	$8,231,451	$2,559,892	$4,994,494	$2,030,071	$39,311,958
Total deposits	$12,795,224	$12,557,631	$19,668,846	$401,969	$4,003,606	$49,427,276
Total full-time equivalent employees	284	617	1,522	794	1,670	4,887

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
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	the risk that competition in the financial services industry, including competition from nontraditional banking institutions such as Fintechs, may adversely affect our future earnings and growth;

(2)	the risk that we may not realize the expected benefits from our strategic initiatives or that we may not be able to realize growth and efficiency gains in the time period expected, which could regularly affect our future profitability;

(3)	the risk that an economic downturn and contraction, including a recession, could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by inflation, current supply chain challenges, and the continued impact of COVID-19;

(4)	our ability to attract and retain employees and the impact of senior leadership transitions that are key to our strategic initiatives;

(5)	risks related to our strategic implementation of new lines of business, new products and services, and new technologies and an expansion of our existing business opportunities with a renewed focus on innovation;

(6)	the risk that prolonged periods of inflation could have on our business, profitability and our stock price;

(7)	changes in the interest rate environment, including changes to the federal funds rate, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

(8)	changes in the cost and availability of funding due to changes in the deposit market and credit market;

(9)	restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(10)	the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services industry;

(11)	the impact of recent and proposed changes in governmental policy, laws and regulations, proposed and recently enacted changes in monetary policy and in the regulation and taxation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations, including the risk of inflationary pressure and interest rate increases;

(12)	the risk that our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;

(13)	risks related to our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and risks related to disruptions in service or financial difficulties with a third-party vendor or business relationship;

(14)	the risk that our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;

(15)	risks that our asset quality may deteriorate or that our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(16)	risks related to the ability of our operational framework to identify and manage risks associated with our business, such as credit risk, compliance risk, reputational risk, and operational risk, including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers;

(17)	the risk that we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;

(18)	our ability to identify and address cyber-security risks, such as data security breaches, malware, "denial of service" attacks, "hacking" and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;

(19)	the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;

(20)	the risks that if economic conditions worsen further or regulatory capital rules are modified, we may be required to undertake initiatives to improve or conserve our capital position;

(21)	the risks and uncertainties related to the impact of the continuing COVID-19 pandemic on our assets, business, capital and liquidity, financial condition, prospects and results of operations;

(22)	our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;

(23)	risks related to our ESG strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, employee, client and third-party relationships;

(24)	risks related to the continued use, availability and reliability of LIBOR and the risks related to the transition from LIBOR to any alternate reference rate we may use;

(25)	the risk that we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;

(26)	the risk that we could realize losses if we sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets;

(27)	risks related to regulatory approval to take certain actions, including any dividends on our common stock or preferred stock, any repurchases of common stock or any other issuance or redemption of any other regulatory capital instruments;

(28)	the risk that our concentrated operations in the Southeastern U.S. make us vulnerable to local economic conditions, local weather catastrophes, public health issues and other external events;

(29)	the costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto;

(30)	risks related to the fluctuation in our stock price and general volatility in the stock market;

(31)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(32)	other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part II - Item 1A. Risk Factors" of this Report.
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
INTRODUCTION AND CORPORATE PROFILE
Synovus Financial Corp. is a financial services company and a registered bank holding company headquartered in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and consumer banking in addition to a full suite of specialized products and services, including private banking, treasury management, wealth management, mortgage services, premium finance, asset-based lending, structured lending, capital markets, and international banking. Synovus also provides financial planning and investment advisory services through its wholly-owned subsidiaries, Synovus Trust and Synovus Securities, as well as its GLOBALT and Creative Financial Group divisions.
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 257 branches in Alabama, Florida, Georgia, South Carolina, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three and nine months ended September 30, 2022 and financial condition as of September 30, 2022 and December 31, 2021. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus' 2021 Form 10-K.
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

•Additional Disclosures - Discusses additional important matters, including critical accounting policies and non-GAAP financial measures.
A reading of each section is important to fully understand our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, except per share data)	2022	2021	Change		2022	2021	Change
Net interest income	$477,919	$384,917	24%		$1,295,555	$1,140,634	14%
Provision for (reversal of) credit losses	25,581	(7,868)	nm		49,669	(51,041)	nm
Non-interest revenue	104,298	114,955	(9)		306,897	332,997	(8)
Total TE revenue	583,189	500,608	17		1,605,248	1,475,932	9
Non-interest expense	294,010	267,032	10		848,511	804,697	5
Income before income taxes	262,626	240,708	9		704,272	719,975	(2)
Net income	203,044	186,773	9		552,132	560,065	(1)
Net income available to common shareholders	194,753	178,482	9		527,260	535,193	(1)
Net income per common share, basic	1.34	1.22	10		3.63	3.63	—
Net income per common share, diluted	1.33	1.21	10		3.60	3.59	—
Net interest margin(1)	3.49%	3.01%	48	bps	3.24%	3.02%	22	bps
Net charge-off ratio(1)	0.04	0.22	(18)		0.13	0.24	(11)
Return on average assets(1)	1.39	1.34	5		1.29	1.37	(8)
Efficiency ratio-TE	50.41	53.34	(293)		52.86	54.52	(166)
(1)    Annualized

	September 30, 2022	June 30, 2022	Sequential Quarter Change		September 30, 2021	Year-Over-Year Change
(dollars in thousands)
Loans, net of deferred fees and costs	$42,571,458	$41,204,780	$1,366,678		$38,341,030	$4,230,428
Total average loans	41,768,372	40,590,875	1,177,497		37,534,133	4,234,239
Total deposits	47,697,564	49,034,700	(1,337,136)		47,688,419	9,145
Core deposits (excludes brokered deposits)	43,199,755	45,411,583	(2,211,828)		44,907,718	(1,707,963)
Total average deposits	48,430,869	49,015,994	(585,125)		47,477,217	953,652
Non-performing assets ratio	0.32%	0.33%	(1)	bps	0.45%	(13)	bps
Non-performing loans ratio	0.29	0.26	3		0.41	(12)
Past due loans over 90 days	0.01	0.01	—		0.02	(1)
CET1 capital	$4,769,179	$4,612,070	$157,109		$4,276,765	$492,414
Tier 1 capital	5,306,324	5,149,215	157,109		4,813,910	492,414
Total risk-based capital	6,237,082	6,059,074	178,008		5,765,528	471,554
CET1 capital ratio	9.52%	9.46%	6	bps	9.58%	(6)	bps
Tier 1 capital ratio	10.59	10.56	3		10.79	(20)
Total risk-based capital ratio	12.45	12.43	2		12.92	(47)
Total shareholders’ equity to total assets ratio	7.21	7.99	(78)		9.46	(225)
Return on average common equity(1)	18.66	16.48	218		14.96	370

(1)    Quarter annualized
Executive Summary
Net income available to common shareholders for the third quarter of 2022 was $194.8 million, or $1.33 per diluted common share, compared to $178.5 million, or $1.21 per diluted common share, for the third quarter of 2021. Net income available to common shareholders for the first nine months of 2022 was $527.3 million, or $3.60 per diluted common share, compared to $535.2 million, or $3.59 per diluted common share for the first nine months of 2021. The year-over-year changes for all time periods were largely impacted by higher net interest income from increased interest rates as well as strong loan growth. Increased economic uncertainty related to inflationary concerns and geopolitical tensions resulted in provision for credit losses of $25.6 million and $49.7 million, respectively, for the three and nine months ended September 30, 2022, and reversals of $7.9 million and $51.0 million for the three and nine months ended September 30, 2021, respectively.
Net interest income for the nine months ended September 30, 2022 was $1.30 billion, up $154.9 million, or 14%, compared to the same period in 2021, including $12.2 million in PPP fees during 2022 and $66.5 million in 2021. Net interest margin was up 22 bps over the comparable nine-month period to 3.24%, due primarily to interest rate increases and disciplined deposit pricing partially offset by funding mix and a $54.3 million decline in PPP fees. Net interest margin for the third quarter was

3.49%, up 27 bps sequentially, aided by higher loan yields from increased interest rates partially offset by higher deposit and wholesale funding costs.
Non-interest revenue for the third quarter of 2022 was $104.3 million, down $10.7 million, or 9%, compared to the third quarter of 2021, and year-to-date was $306.9 million, down $26.1 million, or 8%, compared to the same periods in 2021, primarily due to lower mortgage banking income partially offset by higher core banking fees (service charges on deposit accounts, card fees, and several other non-interest revenue components, including letter of credit fees, ATM fee income, line of credit non-usage fees, gains (losses) from sales of SBA loans, and miscellaneous other service charges) and higher wealth revenue (fiduciary and asset management, brokerage, and insurance revenue).
Non-interest expense for the third quarter of 2022 was $294.0 million, up $27.0 million, or 10%, while year-to-date non-interest expense of $848.5 million was up $43.8 million, or 5%, compared to the same periods in 2021. The increase in non-interest expense during 2022 was primarily due to an increase in expense associated with elevated performance incentives, merit and inflationary wage increases, headcount additions, resumption of normal business activities post COVID-19, and investments in new growth initiatives and technology and operations infrastructure.
At September 30, 2022, loans, net of deferred fees and costs, of $42.57 billion, increased $3.26 billion, or 8%, from December 31, 2021. Excluding a $356.8 million decline in PPP loans, primarily from forgiveness, loans increased $3.62 billion, or 9%, led by growth in C&I and CRE loans, driven by an increase in commercial production and line utilization as well as a deceleration in pay-off activity.
At September 30, 2022, credit metrics remained stable overall and at or near historically low levels with NPAs at 32 bps, NPLs at 29 bps, and total past dues at 15 bps, as a percentage of total loans. Net charge-offs remained low at $4.7 million, or 4 bps annualized, and $39.9 million, or 13 bps annualized, for the three and nine months ended September 30, 2022, respectively. The ACL at September 30, 2022 totaled $479.3 million, a slight increase of $9.8 million from December 31, 2021, which resulted primarily from loan growth and an increase in unfunded commitments mostly offset by decreased specific reserves and continued positive trends in our credit performance. The ACL to loans coverage ratio at September 30, 2022 was 1.13%, 6 bps lower compared to December 31, 2021 due to overall improvement in economic factors, primarily the unemployment rate.
Total period-end deposits at September 30, 2022 decreased $1.73 billion compared to December 31, 2021 as lower money market, public funds, interest-bearing demand, and time deposits, driven by client liquidity deployment and rate-related outflows, were somewhat offset by increases in brokered deposits and non-interest-bearing demand deposits. Total deposit costs were 38 bps during the third quarter of 2022, up 23 bps compared to the sequential quarter, and up 25 bps from the prior year comparable period, primarily due to the impact of the Federal Open Market Committee's rate hikes during 2022.
At September 30, 2022, Synovus' CET1 ratio of 9.52% improved 2 bps compared to December 31, 2021, driven by strong capital generation from earnings mostly offset by significant growth in risk-weighted assets, largely from loan growth, and return of capital primarily through common stock shareholder dividends.
More detail on Synovus' financial results for the three and nine months ended September 30, 2022 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. See also "Part 1 – Item 1A. – Risk Factors" of Synovus' 2021 Form 10-K.
2022 Updated Guidance
Updated guidance for the full year 2022, compared to 2021, which incorporates our strategic objectives and is based on our current view of economic stability and growth in our footprint, includes:
•Loan growth (excluding PPP loans) of approximately 11%
•Adjusted revenue (excluding PPP revenue)* growth of 15% to 16%
•Adjusted non-interest expense* growth of 7% to 8%
•Adjusted pre-provision net revenue (excluding PPP revenue)* growth of 25% to 27%
•Ending CET1 ratio of 9.50% to 9.75%
•Effective income tax rate of 21% to 22%
•Synovus Forward on track and expected to achieve $175 million pre-tax run-rate by year-end

(*) See "Table 15 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to the most comparable GAAP measure.

Changes in Financial Condition
During the nine months ended September 30, 2022, total assets increased $1.32 billion to $58.64 billion. We deployed liquidity as cash and cash equivalents decreased $1.14 billion, and total loans increased $3.26 billion, with commercial production and line utilization continuing to drive growth in addition to a deceleration in pay-off activity. Investment securities available for sale decreased $1.33 billion, driven by net unrealized losses from increases in market interest rates. Deposits decreased $1.73 billion, as lower money market, public funds, interest-bearing demand, and time deposits, driven by client liquidity deployment and rate-related outflows, were somewhat offset by increases in brokered deposits and non-interest-bearing demand deposits. The loan to deposit ratio was 89.3% at September 30, 2022, higher as compared to 84.0% at June 30, 2022 and 79.5% at December 31, 2021. Long-term debt increased $3.23 billion from December 31, 2021, largely due to long-term FHLB advances of $3.30 billion and $350.0 million par value 2025 Parent Company senior debt issued in August 2022.
Total shareholders' equity at September 30, 2022 decreased $1.07 billion compared to December 31, 2021, primarily driven by an increase in after-tax net unrealized losses on investment securities available for sale and cash flow hedges of $1.23 billion and $216.5 million, respectively, due to increases in market interest rates. The decline was partially offset by growth in retained earnings, which included net income of $552.1 million and common and preferred stock dividends of $148.3 million and $24.9 million, respectively.
Loans
The following table compares the composition of the loan portfolio at September 30, 2022, December 31, 2021, and September 30, 2021.

Table 2 - Loans by Portfolio Class
					September 30, 2022 vs. December 31, 2021 Change				September 30, 2022 vs. September 30, 2021 Change
(dollars in thousands)	September 30, 2022		December 31, 2021				September 30, 2021
Commercial, financial and agricultural	$13,254,966	31.1%	$12,147,858	30.9%	$1,107,108	9%	$11,864,362	30.9%	$1,390,604	12%
Owner-occupied	7,957,550	18.7	7,475,066	19.0	482,484	6	7,129,926	18.6	827,624	12
Total commercial and industrial	21,212,516	49.8	19,622,924	49.9	1,589,592	8	18,994,288	49.5	2,218,228	12
Investment properties	11,238,404	26.4	9,902,776	25.2	1,335,628	13	9,482,289	24.8	1,756,115	19
1-4 family properties	639,627	1.5	645,469	1.6	(5,842)	(1)	613,874	1.6	25,753	4
Land and development	409,934	1.0	466,866	1.2	(56,932)	(12)	477,923	1.2	(67,989)	(14)
Total commercial real estate	12,287,965	28.9	11,015,111	28.0	1,272,854	12	10,574,086	27.6	1,713,879	16
Consumer mortgages	5,166,928	12.1	5,068,998	12.9	97,930	2	5,108,457	13.4	58,471	1
Home equity	1,708,246	4.0	1,361,419	3.5	346,827	25	1,359,688	3.5	348,558	26
Credit cards	197,978	0.5	204,172	0.5	(6,194)	(3)	199,700	0.5	(1,722)	(1)
Other consumer loans	1,997,825	4.7	2,039,334	5.2	(41,509)	(2)	2,104,811	5.5	(106,986)	(5)
Total consumer	9,070,977	21.3	8,673,923	22.1	397,054	5	8,772,656	22.9	298,321	3
Loans, net of deferred fees and costs	$42,571,458	100.0%	$39,311,958	100.0%	$3,259,500	8%	$38,341,030	100.0%	$4,230,428	11%

At September 30, 2022, loans, net of deferred fees and costs of $42.57 billion, increased $3.26 billion, or 8%, from December 31, 2021. This included a $356.8 million decline in PPP loans, primarily from forgiveness, and growth primarily in C&I and CRE loans, driven by an increase in commercial production and line utilization as well as a deceleration in pay-off activity. As a result of our strong loan growth of 3% in the third quarter of 2022, guidance for 2022 total loan growth excluding PPP loans has been increased to approximately 11%, which suggests fourth quarter of 2022 loan growth will taper a bit as compared to the growth levels delivered in the third quarter of 2022.
C&I loans remain the largest component of our loan portfolio, representing 49.8% of total loans, while CRE and consumer loans represent 28.9% and 21.3%, respectively. Our portfolio composition is guided by our strategic growth plan, complemented by a comprehensive concentration management policy, which sets limits for C&I, CRE, and consumer loan levels as well as for underlying sub-categories.
U.S. Small Business Administration Paycheck Protection Program (PPP)
Synovus participated in the PPP, which is a loan program originating with the CARES Act. The total balance of all PPP loans was $42.8 million as of September 30, 2022, down $356.8 million, or 89%, compared to $399.6 million as of December 31, 2021, primarily due to $351 million in forgiveness. The table below provides additional information on PPP loans.

Table 3 - PPP loans
September 30, 2022
(in millions, except count data )	Fundings	3Q22 Forgiveness	2022 Forgiveness	Total Life-to-Date Forgiveness	End of Period Balance, Net of Unearned Fees and Costs(1)
Phase 1- 2020 Originations	$2,886	$2	$28	$2,752	$12
Phase 2- 2021 Originations	1,047	33	323	1,004	31
Total	$3,933	$35	$351	$3,756	$43

(1) Equals fundings less forgiveness, pay-downs/pay-offs, and unearned net fees.

(dollars in millions)	Total Net Fees	Percent of Fundings	3Q22 Recognized Net Fees	2022 Recognized Net Fees	Total Recognized Net Fees	Total Unrecognized or Remaining Net Fees	Contractual Maturity
Phase 1- 2020 Originations	$94.9	3.3%	$—	$0.3	$94.9	$—	2 years
Phase 2- 2021 Originations	43.6	4.2	1.6	11.9	42.4	1.2	5 years
Total	$138.5	3.5%	$1.6	12.2	$137.3	$1.2
Amounts may not total due to rounding.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at September 30, 2022 were $33.50 billion, or 78.7% of the total loan portfolio, compared to $30.64 billion, or 77.9%, at December 31, 2021.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' loan portfolio and is primarily comprised of general middle market and commercial banking clients across a wide range of industries as well as certain specialized lending verticals. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process, which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of September 30, 2022, 93.9% (94.1% excluding PPP loans) of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral compared to 92.2% (94.1% excluding PPP loans) as of December 31, 2021. C&I loans at September 30, 2022 grew $1.59 billion, or 8%, from December 31, 2021, as diverse growth from many of our Wholesale Banking sub-businesses and slower pay-off activity were partially offset by a $356.8 million decline in PPP loan balances. The growth largely consisted of funded loan production and increased line utilization, particularly in the finance and insurance, healthcare and social assistance, accommodation and food services, real estate and rental and leasing, and manufacturing industries.

Table 4 - Commercial and Industrial Loans by Industry
		September 30, 2022		December 31, 2021
(dollars in thousands)	NAICS Code	Amount	%(1)	Amount	%(1)
Health care and social assistance	62	$4,533,651	21.4%	$4,220,579	21.5%
Finance and insurance	52	3,388,684	16.0	2,520,480	12.8
Manufacturing	31-33	1,430,525	6.7	1,314,212	6.7
Accommodation and food services	72	1,372,845	6.5	1,231,801	6.3
Wholesale trade	42	1,200,673	5.7	1,146,505	5.8
Real estate and rental and leasing	5311	1,184,963	5.6	1,061,921	5.4
Retail trade	44-45	1,090,799	5.1	1,195,456	6.1
Construction	23	1,073,155	5.1	1,023,540	5.2
Professional, scientific, and technical services	54	957,811	4.5	928,436	4.7
Other services	81	957,048	4.5	1,004,448	5.1
Transportation and warehousing	48-49	847,709	4.0	852,969	4.3
Real estate other	53	766,605	3.6	752,997	3.8
Arts, entertainment, and recreation	71	455,020	2.1	534,597	2.7
Educational services	61	425,515	2.0	427,456	2.2
Public administration	92	408,517	1.9	407,451	2.1
Administration, support, waste management, and remediation	56	264,284	1.2	246,638	1.3
Agriculture, forestry, fishing, and hunting	11	253,749	1.2	285,372	1.5
Other industries	(2)	370,202	1.8	278,760	1.5
Information	51	230,761	1.1	189,306	1.0
Total commercial and industrial loans		$21,212,516	100.0%	$19,622,924	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
(2) Comprised of NAICS industries that are less than 2% of total C&I loans.
At September 30, 2022, $13.25 billion of C&I loans, or 31.1% of the total loan portfolio (including PPP loans of $42.8 million net of unearned fees and costs), represented loans originated for the purpose of financing commercial, financial and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At September 30, 2022, $7.96 billion of C&I loans, or 18.7% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominantly secured by owner-occupied and other real estate and, to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist primarily of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Total CRE loans of $12.29 billion increased $1.27 billion, or 12%, from December 31, 2021, as continued growth from funded loan production and construction line utilization, primarily in the multi-family and medical office sectors, was partially offset by pay-off activity, albeit at a slower pace.
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of September 30, 2022 were $11.24 billion, or 91.5% of the CRE loan portfolio, and increased $1.34 billion, or 13%, from December 31, 2021, primarily due to growth in all sub-categories, with the exception of shopping centers and other investment property, which were down $214.1 million, or 13%, and $22.0 million, or 2%, respectively, from December 31, 2021.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At September 30, 2022, 1-4 family properties loans totaled $639.6 million, or 5.2% of the CRE loan portfolio, and decreased slightly from December 31, 2021.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $409.9 million at September 30, 2022 decreased $56.9 million from December 31, 2021.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, home equity and consumer credit card loans, as well as both secured and unsecured loans from third-party lending. As of September 30, 2022, weighted-average FICO scores within the residential real estate portfolio based on committed balances were 778 for consumer mortgages and 792 for home equity, consistent with year-end 2021 scores.
Consumer loans at September 30, 2022 of $9.07 billion increased $397.1 million, or 5%, compared to December 31, 2021. Home equity grew $346.8 million from December 31, 2021, largely due to increased demand for home equity products as property values have increased, and interest rates for home equity products have remained low relative to unsecured consumer financing products. Mortgage loans increased $97.9 million from December 31, 2021, largely due to slower prepayments and refinances as a result of substantial increases in mortgage rates despite lower production. Other consumer loans decreased $41.5 million from December 31, 2021, primarily resulting from $63.9 million lower third-party loan balances as payment activity more than offset purchases of $514.5 million.
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

Table 5 - Composition of Period-end Deposits
(dollars in thousands)	September 30, 2022	%(1)	December 31, 2021	%(1)	September 30, 2021	%(1)
Non-interest-bearing demand deposits(2)	$15,373,709	32.2%	$15,242,839	30.9%	$14,832,942	31.1%
Interest-bearing demand deposits(2)	5,776,780	12.1	6,346,959	12.9	6,055,984	12.7
Money market accounts(2)	12,918,562	27.1	14,886,424	30.1	14,267,443	29.9
Savings deposits(2)	1,470,115	3.1	1,404,428	2.8	1,380,419	2.9
Public funds	5,549,665	11.7	6,284,553	12.7	5,791,586	12.2
Time deposits(2)	2,110,924	4.4	2,427,073	4.9	2,579,344	5.4
Brokered deposits	4,497,809	9.4	2,835,000	5.7	2,780,701	5.8
Total deposits	$47,697,564	100.0%	$49,427,276	100.0%	$47,688,419	100.0%
Core deposits(3)	$43,199,755	90.6%	$46,592,276	94.3%	$44,907,718	94.2%

Brokered time deposits	$2,545,199	5.3%	$1,024,448	2.1%	$951,868	2.0%
Public funds time deposits	$223,961	0.5%	$665,954	1.3%	$667,350	1.4%

(1)    Deposits balance in each category expressed as percentage of total deposits.
(2)    Excluding any public funds or brokered deposits.
(3)    Core deposits exclude brokered deposits.
Total period-end deposits at September 30, 2022 decreased $1.73 billion, or 3%, compared to December 31, 2021, as lower money market, public funds, interest-bearing demand, and time deposits, driven by client liquidity deployment and rate-related outflows, were somewhat offset by increases in brokered deposits and non-interest-bearing demand deposits. On a year-to-date average basis, the increase in total deposits was $1.32 billion, or 3%, driven primarily by $1.42 billion in growth from non-interest-bearing demand deposits, as this meaningful component of our overall funding strategy continues to help manage our total funding costs in the rising rate environment. Total deposit costs of 38 bps for the third quarter of 2022 increased 23 bps and 25 bps, respectively, from the prior quarter and prior year comparable period, primarily due to the impact of the Federal

Open Market Committee's rate hikes of 150 bps during the third quarter of 2022 and 300 bps from September 30, 2021 to September 30, 2022. We expect a continuation of upward pressure on deposit costs, as would be reasonably expected for this phase of the tightening cycle.
Non-interest Revenue
Non-interest revenue for the third quarter of 2022 was $104.3 million, down $10.7 million, or 9%, and year-to-date was $306.9 million, down $26.1 million, or 8%, compared to the same periods in 2021. The primary drivers of the decrease compared to the three months ended September 30, 2021 were lower mortgage banking income and a $2.7 million decline in gains on equity method investments, while the decline compared to the nine months ended September 30, 2021 resulted from lower mortgage banking income and a $7.0 million write-down on a minority Fintech investment partially offset by higher core banking fees(1) and higher wealth revenue(2).
The following table shows the principal components of non-interest revenue.

Table 6 - Non-interest Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Service charges on deposit accounts	$23,398	$22,641	$757	3%	$69,428	$64,089	$5,339	8%
Fiduciary and asset management fees	19,201	19,786	(585)	(3)	59,577	56,545	3,032	5
Card fees	15,101	13,238	1,863	14	45,946	38,538	7,408	19
Brokerage revenue	17,140	14,745	2,395	16	47,038	41,644	5,394	13
Mortgage banking income	5,065	11,155	(6,090)	(55)	14,922	47,312	(32,390)	(68)
Capital markets income	6,839	8,089	(1,250)	(15)	19,704	18,929	775	4
Income from bank-owned life insurance	6,792	6,820	(28)	—	22,514	22,851	(337)	(1)
Insurance revenue	2,317	2,160	157	7	6,300	7,240	(940)	(13)
Investment securities gains (losses), net	—	962	(962)	nm	—	(1,028)	1,028	nm
Other non-interest revenue	8,445	15,359	(6,914)	(45)	21,468	36,877	(15,409)	(42)
Total non-interest revenue	$104,298	$114,955	$(10,657)	(9)%	$306,897	$332,997	$(26,100)	(8)%

Core banking fees (1)	$44,139	$44,345	$(206)	(1)%	$135,026	$123,964	$11,062	9%
Wealth revenue (2)	$38,658	$36,691	$1,967	5%	$112,915	$105,429	$7,486	7%

(1) Core banking fees consist of service charges on deposit accounts, card fees, and several other non-interest revenue components including letter of credit fees, ATM fee income, line of credit non-usage fees, gains (losses) from sales of SBA loans, and miscellaneous other service charges.
(2) Consists of fiduciary and asset management, brokerage, and insurance revenue.
Three and Nine Months Ended September 30, 2022 compared to September 30, 2021
Service charges on deposit accounts, consisting of account analysis fees, NSF fees, and all other service charges, for the three and nine months ended September 30, 2022 were up compared to the same periods in 2021. The largest category of service charges, account analysis fees, was down 2% compared to the third quarter of 2021, and up slightly by 1% on a year-to-date comparable basis. NSF/overdraft fees for the nine months ended September 30, 2022 and 2021 comprised 32% and 30%, respectively, of service charges on deposit accounts and 7% and 6%, respectively, of total non-interest revenue. All other service charges on deposit accounts, which consist primarily of monthly fees on consumer demand deposits and small business accounts, for the three and nine months ended September 30, 2022 were up $271 thousand, or 5%, and $1.7 million, or 11%, respectively.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, financial planning, and family office services. The decline compared to the three months ended September 30, 2021 primarily resulted from volatility in the equity markets, while the increase in fiduciary and asset management fees from the nine months ended September 30, 2021 was driven by strong client acquisition despite headwinds from a decline in the equity markets.
Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant discounts. Card fees are reported net of certain associated expense items, including client loyalty program expenses and network expenses. Card fees for the three and nine months ended September 30, 2022 were up primarily due to higher transaction volumes from both consumer and commercial spend activity and account growth due to continued investment in our Treasury and Payment solutions business in addition to increased merchant revenue resulting from new merchants being added.

Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of client assets. Brokerage revenue for the three and nine months ended September 30, 2022 increased over the prior year comparable periods, benefiting from client activity, including movement into short-term investments such as repurchase agreements.
Mortgage banking income was significantly lower for the three and nine months ended September 30, 2022, compared to the same periods in 2021, largely due to the continued depressed residential mortgage environment, with substantial increases in mortgage rates reducing refinancing and new-purchase volumes and compressing secondary margins. On a year-to-date basis, gains on sale declined $27.0 million as a result of a $744.2 million, or 54%, decrease in loan sales and a $742.1 million, or 56%, decline in secondary market mortgage production compared to the prior year.
Capital markets income primarily includes fee income from client derivative transactions. Additionally, capital markets income includes fee income from debt capital market transactions and foreign exchange as well as other miscellaneous income from capital market transactions. The decline for the three months ended September 30, 2022 compared to the same period in 2021 primarily resulted from a $720 thousand decrease in loan syndication arranger fees. The increase for the nine months ended September 30, 2022 was primarily due to $730 thousand higher loan syndication arranger fees.
Income from BOLI includes changes in the cash surrender value of policies and proceeds from insurance contracts.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges and loan servicing fees, gains from sales of GGL/SBA loans, and other miscellaneous items. The nine months ended September 30, 2022 primarily included a $7.0 million write-down on a minority Fintech investment, a reduction in the fair value of non-qualified deferred compensation plan assets of $7.4 million (offset in non-interest expense), and a $1.7 million decline in gains from sales of GGL/SBA loans.
Non-interest Expense
Non-interest expense for the third quarter of 2022 was $294.0 million, up $27.0 million, or 10%, and year-to-date was $848.5 million, up $43.8 million, or 5%, compared to the same periods in 2021. The increase in non-interest expense during 2022 was primarily due to an increase in expense associated with elevated performance incentives, merit and inflationary wage increases, headcount additions, resumption of normal business activities post COVID-19, and investments in new growth initiatives and technology and operations infrastructure.
The following table summarizes the components of non-interest expense.

Table 7 - Non-interest Expense
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Salaries and other personnel expense	$173,334	$160,364	$12,970	8%	$499,081	$482,408	$16,673	3%
Net occupancy, equipment, and software expense	43,462	43,483	(21)	—	129,538	126,442	3,096	2
Third-party processing and other services	22,539	19,446	3,093	16	65,486	63,897	1,589	2
Professional fees	6,755	6,739	16	—	26,094	23,771	2,323	10
FDIC insurance and other regulatory fees	7,707	5,212	2,495	48	20,851	16,338	4,513	28
Amortization of intangibles	2,118	2,379	(261)	(11)	6,354	7,137	(783)	(11)
Restructuring charges	956	319	637	nm	(7,318)	1,265	(8,583)	nm
Valuation adjustment to Visa derivative	—	—	—	nm	3,500	—	3,500	nm
Loss on early extinguishment of debt	—	—	—	nm	677	—	677	nm
Earnout liability adjustments	—	(243)	243	nm	—	507	(507)	nm
Other operating expense	37,139	29,333	7,806	27	104,248	82,932	21,316	26
Total non-interest expense	$294,010	$267,032	$26,978	10%	$848,511	$804,697	$43,814	5%

Three and Nine Months Ended September 30, 2022 compared to September 30, 2021
Salaries and other personnel expense increased for the three and nine months ended September 30, 2022, primarily due to the impacts of elevated performance incentives, merit and inflationary wage increases, and headcount additions partially offset by a reduction in the fair value of the non-qualified deferred compensation liability (offset in non-interest revenue) and lower mortgage production-based commissions. Total headcount of 5,124 was up by 65, or 1%, compared to September 30, 2021 as a result of headcount additions in areas associated with strategic revenue growth and certain critical support functions.

Net occupancy, equipment, and software expense was flat for the three months ended September 30, 2022 but increased for the nine months ended September 30, 2022, due primarily to continued investments in technology and operations infrastructure and initiatives partially offset by savings from branch closures. Synovus Bank operated 257 branches at September 30, 2022 compared to 285 branches at September 30, 2021, with twenty-five branch closures during the nine months ended September 30, 2022. We expect to close eleven branches in the fourth quarter of 2022 as we work to complete our large-scale branch optimization program.
Third-party processing and other services include all third-party core operating system and processing charges as well as third-party loan servicing charges. Third-party processing expense increased for the three and nine months ended September 30, 2022, largely resulting from enhancements associated with technology and operations infrastructure investments and new business initiatives somewhat offset by higher 2021 expense associated with PPP loan forgiveness.
Professional fees were flat for the three months ended September 30, 2022 but increased for the nine months ended September 30, 2022, primarily from higher consulting fees largely related to new initiatives, technology and operations infrastructure investments, sustainability strategies, and increased legal fees from various matters, including new initiatives and credit-related items.
FDIC insurance and other regulatory fees increased for the three and nine months ended September 30, 2022, largely due to a higher assessment rate primarily driven by asset growth, funding composition, and redemption of Synovus Bank 2.289% Fixed-to-Floating Rate Senior Notes. In October 2022, the FDIC voted to increase the deposit insurance assessment rate by 2 bps beginning in the first quarter of 2023, which is approximately 40% of our most recent assessment rate.
During the three months ended September 30, 2022, Synovus recorded restructuring charges associated with additional branch closures mostly offset by $1.1 million in severance reversals, as affected employees departed the Company before branch closure or moved to other roles within the Company, and $534 thousand in gains on sales of two closed branches. During the nine months ended September 30, 2022, Synovus recorded $12.6 million in gains, largely relating to the sale of real estate facilities in Columbus, Georgia in addition to gains on sales of closed branches partially offset by restructuring charges associated with additional branch closures. During the three and nine months ended September 30, 2021, Synovus recorded restructuring charges primarily related to branch closures and restructuring of corporate real estate as part of the Synovus Forward initiative.
During the nine months ended September 30, 2022, Synovus recorded a $3.5 million valuation adjustment to the Visa derivative following Visa's announcement in June 2022 to fund $600 million to its litigation escrow account.
On February 10, 2022, Synovus Bank redeemed its 2.289% Fixed-to-Floating Rate Bank Senior Notes of $400 million par value and incurred a $677 thousand loss on early extinguishment of debt.
Earnout liability fair value adjustments associated with the Global One acquisition were the result of higher than projected earnings and higher earnings estimates over the remaining contractual earnout period, reflecting the continued success of the Global One enterprise. The earnout period ended on September 30, 2021, and the final earnout payment occurred during the third quarter of 2021.
Other operating expense includes advertising, travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expense. Other operating expense was up for the three and nine months ended September 30, 2022. The increases over prior year were primarily related to an increase in client fraud losses and other operational losses, loan expense due to elevated production, resumption of normal business activities post COVID-19, and increased 2022 advertising expense resulting from the launch of our newly developed brand positioning and campaign.
Income Tax Expense
Income tax expense was $59.6 million for the three months ended September 30, 2022, representing an effective tax rate of 22.7%, compared to income tax expense of $53.9 million for the three months ended September 30, 2021, representing an effective tax rate of 22.4%.
Income tax expense was $152.1 million for the nine months ended September 30, 2022, representing an effective tax rate of 21.6%, compared to income tax expense of $159.9 million for the nine months ended September 30, 2021, representing an effective tax rate of 22.2%. The effective tax rate was lower for nine months ended September 30, 2022, primarily due to an increase in net discrete tax benefits recognized during the current period, including share-based compensation, changes in amounts taxable by jurisdictions, and other accrual adjustments, compared to the prior period.

The Inflation Reduction Act (IRA) was signed into law in August 2022, with most provisions effective beginning in the 2023 tax year, including an alternative corporate minimum tax if certain thresholds are met, a non-deductible excise tax on share repurchases, and transferability of certain federal tax credits. We do not expect the provisions of the IRA to have a material impact on our consolidated financial statements in the near future.

CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus diligently monitors the quality of its loan portfolio by industry, property type, and geography through a thorough portfolio review process and our analytical risk management tools. At September 30, 2022, credit metrics remained stable overall and at or near historically low levels with NPAs at 32 bps, NPLs at 29 bps, and total past dues at 15 bps, as a percentage of total loans. Net charge-offs were $4.7 million, or 4 bps annualized, and $39.9 million, or 13 bps annualized, respectively, for the three and nine months ended September 30, 2022, which represent the lowest net charge-off ratios reported in recent years.
The table below includes selected credit quality metrics.

Table 8 - Credit Quality Metrics
(dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Non-performing loans	$122,094	$131,042	$155,465
Impaired loan held for sale	447	—	—
ORE and other assets	15,320	27,137	16,883
Non-performing assets	$137,861	$158,179	$172,348
Total loans	$42,571,458	$39,311,958	$38,341,030
Non-performing loans as a % of total loans	0.29%	0.33%	0.41%
Non-performing assets as a % of total loans, ORE, and specific other assets	0.32	0.40	0.45
Loans 90 days past due and still accruing	$3,443	$6,770	$5,960
As a % of total loans	0.01%	0.02%	0.02%
Total past due loans and still accruing	$63,545	$57,565	$60,817
As a % of total loans	0.15%	0.15%	0.16%
Net charge-offs, quarter	$4,682	$10,522	$20,516
Net charge-offs/average loans, quarter	0.04%	0.11%	0.22%
Net charge-offs, year-to-date	$39,856	$77,788	$67,266
Net charge-offs/average loans, year-to-date	0.13%	0.20%	0.24%
Provision for (reversal of) loan losses, quarter	$18,204	$(54,124)	$(3,949)
Provision for (reversal of) unfunded commitments, quarter	7,377	(1,086)	(3,919)
Provision for (reversal of) credit losses, quarter	$25,581	$(55,210)	$(7,868)
Provision for (reversal of) loan losses, year-to-date	$33,618	$(100,351)	$(46,227)
Provision for (reversal of) unfunded commitments, year-to-date	$16,051	$(5,900)	$(4,814)
Provision for (reversal of) credit losses, year-to-date	$49,669	$(106,251)	$(51,041)
Allowance for loan losses	$421,359	$427,597	$492,243
Reserve for unfunded commitments	57,936	41,885	42,971
Allowance for credit losses	$479,295	$469,482	$535,214
ACL to loans coverage ratio	1.13%	1.19%	1.40%
ALL to loans coverage ratio	0.99	1.09	1.28
ACL/NPLs	392.56	358.27	344.27
ALL/NPLs	345.11	326.31	316.63

Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. Criticized and classified loans at September 30, 2022 were 2.2% of total loans, or $928.8 million, down $99.2 million as compared to 2.6% of total loans, or $1.03 billion, at December 31, 2021.

Table 9 - Criticized and Classified Loans
(dollars in thousands)	September 30, 2022	December 31, 2021
Special mention	$388,538	$489,150
Substandard	537,875	526,117
Doubtful	—	10,630
Loss	2,343	2,058
Criticized and Classified loans	$928,756	$1,027,955
As a % of total loans	2.2%	2.6%

Provision for (Reversal of) Credit Losses and Allowance for Credit Losses
The provision for credit losses of $25.6 million and $49.7 million for the three and nine months ended September 30, 2022 included net charge-offs of $4.7 million and $39.9 million, respectively, and represented loan growth as well as uncertain economic conditions. $3.0 million and $10.5 million in reserves were also added as a result of purchases of $152.9 million and $514.5 million of third-party lending loans for the three and nine months ended September 30, 2022.
The ALL of $421.4 million and the reserve for unfunded commitments of $57.9 million, which is recorded in other liabilities, comprise the total ACL of $479.3 million at September 30, 2022. The ACL increased $9.8 million compared to the December 31, 2021 ACL of $469.5 million, which consisted of an ALL of $427.6 million and the reserve for unfunded commitments of $41.9 million. The ACL to loans coverage ratio of 1.13% at September 30, 2022 was 6 bps lower compared to December 31, 2021 due to overall improvement in economic factors, primarily the unemployment rate. The slight increase in the ACL from December 31, 2021 resulted primarily from loan growth and an increase in unfunded commitments mostly offset by decreased specific reserves and continued positive trends in our credit performance.

Table 10 - Accruing TDRs by Risk Grade
	September 30, 2022		December 31, 2021		September 30, 2021
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Pass	$11,390	9.6%	$56,479	47.1%	$61,604	48.8%
Special mention	35,245	29.7	11,387	9.5	12,310	9.8
Substandard accruing	72,120	60.7	51,938	43.4	52,141	41.4
Total accruing TDRs	$118,755	100.0%	$119,804	100.0%	$126,055	100.0%

Troubled Debt Restructurings
Accruing TDRs were $118.8 million at September 30, 2022, down $1.0 million compared to December 31, 2021. The mix of accruing TDRs has changed from December 31, 2021 as certain pass-rated loans that met the criteria for removal of TDR designation were offset by accruing special mention or substandard loans modified during 2022 primarily through interest rate concessions that no longer qualify for accounting under the CARES Act and instead are considered accruing TDRs. Non-accruing TDRs were $11.7 million at September 30, 2022, compared to $22.3 million at December 31, 2021.
Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At September 30, 2022 and December 31, 2021, approximately 97% and 98%, respectively, of accruing TDRs were current. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have continued to remain at low levels.
Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by our primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach under Basel III. At September 30, 2022, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 11 - Capital Ratios
(dollars in thousands)	September 30, 2022	December 31, 2021
CET1 capital
Synovus Financial Corp.	$4,769,179	$4,388,618
Synovus Bank	5,299,129	4,998,698
Tier 1 risk-based capital
Synovus Financial Corp.	5,306,324	4,925,763
Synovus Bank	5,299,129	4,998,698
Total risk-based capital
Synovus Financial Corp.	6,237,082	5,827,196
Synovus Bank	5,909,788	5,587,757
CET1 capital ratio
Synovus Financial Corp.	9.52%	9.50%
Synovus Bank	10.59	10.83
Tier 1 risk-based capital ratio
Synovus Financial Corp.	10.59	10.66
Synovus Bank	10.59	10.83
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.45	12.61
Synovus Bank	11.81	12.11
Leverage ratio
Synovus Financial Corp.	9.04	8.72
Synovus Bank	9.04	8.86

At September 30, 2022, Synovus' CET1 ratio of 9.52% improved 2 bps compared to December 31, 2021, driven by strong capital generation from earnings mostly offset by significant growth in risk-weighted assets, largely from loan growth, and return of capital primarily through common stock shareholder dividends. Our focus remains on prioritizing capital deployment toward our core growth opportunities. The slower pace of loan growth expected in the fourth quarter of 2022 will likely result in a year-end 2022 CET1 ratio within our 9.50% to 9.75% guidance range. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Regulatory Capital" to the consolidated financial statements of Synovus' 2021 Form 10-K. Management reviews the Company's capital position on an on-going basis and believes, based on internal capital analyses and earnings projections, that Synovus is well positioned to meet relevant regulatory capital standards.
On January 20, 2022, Synovus announced that its Board of Directors authorized share repurchases of up to $300 million in 2022. During the nine months ended September 30, 2022, Synovus repurchased a total of $13.0 million, or 281 thousand shares of its common stock, at an average price of $46.17 per share. Based on our current forecast for loan growth and given the uncertain economic environment, we expect to retain the majority of capital generated through earnings to support core balance sheet growth through the remainder of 2022.
On August 26, 2020, the federal banking regulators issued a final rule (following an interim final rule issued on March 27, 2020) that allowed electing banking organizations that adopted CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Synovus adopted CECL on January 1, 2020 and the September 30, 2022 regulatory capital ratios reflect Synovus' election of the five-year transition provision. At September 30, 2022, $43.7 million, or a cumulative 9 bps benefit to CET1, was deferred.
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

Synovus declared common stock dividends of $148.3 million, or $1.02 per common share, for the nine months ended September 30, 2022, compared to $145.8 million, or $0.99 per common share, for the nine months ended September 30, 2021. In addition, Synovus declared dividends on its preferred stock of $24.9 million during both the nine months ended September 30, 2022 and 2021.
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
Synovus Bank also generates liquidity through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank also has the capacity to access funding through its membership in the FHLB system and through the Federal Reserve discount window. At September 30, 2022, based on currently pledged collateral, Synovus Bank had access to FHLB funding of $1.88 billion, subject to FHLB credit policies. Management continuously monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to manage client deposit withdrawals, loan requests, and other funding demands.
In addition to bank level liquidity management, Synovus must manage liquidity at the Parent Company level for various operating needs, including the servicing of debt, the payment of dividends on our common stock and preferred stock, share repurchases, payment of general corporate expense, and potential capital infusions into subsidiaries. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and the Federal Reserve Bank. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity, and overall condition. In addition, both the GA DBF and Federal Reserve Bank may require approval to pay dividends, based on certain regulatory statutes and limitations.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank were to increase as the result of regulatory directives or otherwise, or Synovus were to believe it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I – Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results" of Synovus' 2021 Form 10-K. Furthermore, Synovus may, from time to time, take advantage of attractive market opportunities to refinance its existing debt, redeem its preferred stock, or strengthen its liquidity or capital position.
Earning Assets and Sources of Funds
Average total assets for the nine months ended September 30, 2022 increased $2.31 billion, or 4%, as compared to the first nine months of 2021. Average earning assets increased $2.99 billion, or 6%, in the first nine months of 2022 compared to the same period in 2021. The increase in average earning assets primarily resulted from a $2.01 billion, or 22%, increase in average investment securities available for sale and a $2.50 billion, or 7%, increase in average total loans, net of unearned income, which included a decrease of $1.69 billion in PPP loans. The increase in average loans was primarily attributable to growth in commercial production and line utilization in addition to a deceleration in pay-off activity. These increases were partially offset by a $1.65 billion, or 59%, decrease in average interest-bearing funds held at the Federal Reserve Bank.
Average interest-bearing liabilities increased $657.6 million, or 2%, for the first nine months of 2022 compared to the same period in 2021. The increase in average interest-bearing liabilities largely resulted from a $617.8 million, or 7%, increase in average interest-bearing demand deposits, a $397.7 million increase in short-term borrowings, and $309.0 million increase in long-term debt, partially offset by a $1.09 billion, or 29%, decrease in average time deposits, largely as a result of rate-driven outflows and normal client liquidity deployment. Average non-interest-bearing deposits increased $1.90 billion, or 13%, for the first nine months of 2022 compared to the same period in 2021 as these deposits continue to be a meaningful component of our funding strategy and have helped manage total funding costs in the rising rate environment.

Net interest income for the nine months ended September 30, 2022 was $1.30 billion, up $154.9 million, or 14%, compared to the same period in 2021, including $12.2 million in PPP fees during 2022 and $66.5 million in 2021. Net interest margin was up 22 bps over the comparable nine-month period to 3.24%, due primarily to interest rate increases and disciplined deposit pricing, partially offset by funding mix and a $54.3 million decline in PPP fees. For the nine months ended September 30, 2022, the yield on earning assets was 3.55%, an increase of 28 bps compared to the nine months ended September 30, 2021, while the effective cost of funds increased 6 bps to 0.31%. Compared to the same period in 2021, the yield on loans increased 14 bps, due primarily to interest rate increases, while the yield on investment securities increased 37 bps, primarily due to higher reinvestment yield and deceleration in prepayment activity compared to the prior year.
On a sequential quarter basis, net interest income was up $52.5 million, or 12%, driven by loan growth and higher rates. Net interest margin for the third quarter was 3.49%, which was up 27 bps compared to the second quarter of 2022, aided by higher loan yields from increased interest rates partially offset by higher deposit and wholesale funding costs. The third quarter of 2022 included $1.6 million recognized for associated PPP fees versus $3.7 million in the second quarter of 2022 and average PPP loan balances of $62.6 million versus $147.9 million in the second quarter of 2022. For the third quarter of 2022, the yield on earning assets increased 58 bps, while the effective cost of funds increased 31 bps compared to the second quarter of 2022. The pace of future net interest income growth will be impacted by loan growth, funding mix, timing of deposit repricing, and interest rate policy. We expect net interest income to be driven primarily by balance sheet expansion and fixed-rate repricing as this rate hiking cycle passes.

Net Interest Income and Rate/Volume Analysis
    The following tables set forth the major components of net interest income and the related annualized yields and rates for the three and nine months ended September 30, 2022 and 2021, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Table 12 - Quarter-to-Date Net Interest Income and Rate/Volume Analysis
	Three Months Ended September 30,						2022 Compared to 2021
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2022	2021	2022	2021	2022	2021	Volume	Rate
Assets
Interest earning assets:
Investment securities available for sale	$11,126,705	$9,876,651	$53,550	$35,876	1.93%	1.45%	$4,569	$13,105	$17,674
Trading account assets	16,771	5,192	81	15	1.93	1.15	34	32	66
Commercial loans (1) (2)	32,836,799	28,984,837	384,995	285,445	4.65	3.91	37,962	61,588	99,550
Consumer loans (1)	8,931,573	8,549,296	94,425	84,615	4.21	3.94	3,796	6,014	9,810
Allowance for loan losses	(419,160)	(514,828)	—	—	—	—	—	—	—
Loans, net	41,349,212	37,019,305	479,420	370,060	4.60	3.97	41,758	67,602	109,360
Mortgage loans held for sale	66,601	196,032	862	1,410	5.18	2.88	(940)	392	(548)
Other loans held for sale	892,805	527,736	11,155	4,130	4.89	3.06	2,816	4,209	7,025
Other earning assets(3)	1,012,717	3,271,501	5,791	1,248	2.24	0.15	(797)	5,340	4,543
Federal Home Loan Bank and Federal Reserve Bank stock	244,879	159,741	1,412	501	2.31	1.26	270	641	911
Total interest earning assets	54,709,690	51,056,158	$552,271	$413,240	4.01%	3.22%	47,710	91,321	139,031
Cash and due from banks	557,537	611,783
Premises, equipment, and software, net	383,189	447,046
Other real estate	2,398	1,513
Cash surrender value of bank-owned life insurance	1,080,914	1,061,478
Other assets(4)	1,322,251	2,148,282
Total assets	$58,055,979	$55,326,260

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$8,436,922	$8,463,325	$5,782	$2,192	0.27%	0.10%	(7)	3,597	3,590
Money market accounts	15,411,450	15,597,723	20,696	6,081	0.53	0.15	(70)	14,685	14,615
Savings deposits	1,508,312	1,377,089	84	60	0.02	0.02	7	17	24
Time deposits	2,270,163	3,424,028	2,428	3,572	0.42	0.41	(1,192)	48	(1,144)
Brokered deposits	3,899,669	2,859,123	17,927	4,181	1.82	0.58	1,521	12,225	13,746
Federal funds purchased and securities sold under repurchase agreements	240,412	202,525	641	36	1.04	0.07	7	598	605
Other short-term borrowings	702,443	—	3,666	—	2.04	—	3,666	—	3,666
Long-term debt	2,656,939	1,203,500	22,156	11,465	3.29	3.81	13,958	(3,267)	10,691
Total interest-bearing liabilities	35,126,310	33,127,313	$73,380	$27,587	0.81%	0.33%	17,890	27,903	45,793
Non-interest-bearing deposits	16,904,353	15,755,929
Other liabilities	1,346,655	1,171,119
Shareholders' equity	4,678,661	5,271,899
Total liabilities and equity	$58,055,979	$55,326,260
Interest rate spread:					3.20	2.89
Net interest income - TE/margin(5)			$478,891	$385,653	3.49%	3.01%	$29,820	$63,418	$93,238
Taxable equivalent adjustment			972	736
Net interest income, actual			$477,919	$384,917
(1)     Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2022 - $11.9 million, 2021 - $30.4 million.
(2)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(3)    Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(4)    Includes average net unrealized gains (losses) on investment securities available for sale of $(1.06) billion and $66.6 million for the three months ended September 30, 2022 and 2021, respectively.
(5)    The net interest margin is calculated by dividing annualized net interest income - TE by average total interest earnings assets.

Table 13 - Year-to-Date Net Interest Income and Rate/Volume Analysis
	Nine Months Ended September 30,						2022 Compared to 2021
	Average Balances		Interest		Annualized Yield/Rate		Change due to		Increase (Decrease)
(dollars in thousands)	2022	2021	2022	2021	2022	2021	Volume	Rate
Assets
Interest earning assets:
Investment securities available for sale	$11,179,378	$9,171,573	$151,111	$98,631	1.80%	1.43%	$21,475	$31,005	$52,480
Trading account assets	12,640	3,703	193	44	2.04	1.60	107	42	149
Commercial loans (1) (2)	31,828,932	29,611,970	974,024	864,322	4.09	3.90	64,669	45,033	109,702
Consumer loans (1)	8,749,927	8,466,505	259,619	251,081	3.95	3.95	8,373	165	8,538
Allowance for loan losses	(419,478)	(558,336)
Loans, net	40,159,381	37,520,139	1,233,643	1,115,403	4.11	3.97	73,042	45,198	118,240
Mortgage loans held for sale	85,126	228,458	2,665	4,926	4.17	2.87	(3,077)	816	(2,261)
Other loans held for sale	739,627	600,776	24,133	13,685	4.30	3.00	3,116	7,332	10,448
Other earning assets(3)	1,245,102	2,940,049	8,267	2,705	0.88	0.12	(1,394)	6,956	5,562
Federal Home Loan Bank and Federal Reserve Bank stock	195,238	158,921	3,917	1,971	2.67	1.65	448	1,498	1,946
Total interest earning assets	53,616,492	50,623,619	1,423,929	1,237,365	3.55	3.27	93,717	92,847	186,564
Cash and due from banks	548,322	567,702
Premises, equipment, and software, net	389,083	453,339
Other real estate	8,498	1,579
Cash surrender value of bank-owned life insurance	1,076,381	1,056,257
Other assets(4)	1,515,226	2,145,850
Total assets	$57,154,002	$54,848,346

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,162,519	$8,544,720	11,752	7,606	0.17	0.12	554	3,592	4,146
Money market accounts	15,592,834	15,475,212	32,896	21,994	0.28	0.19	167	10,735	10,902
Savings deposits	1,491,893	1,310,470	223	164	0.02	0.02	27	32	59
Time deposits	2,700,505	3,787,892	6,254	15,507	0.31	0.55	(4,473)	(4,780)	(9,253)
Brokered deposits	3,192,848	3,093,485	27,952	15,204	1.17	0.66	491	12,257	12,748
Federal funds purchased and securities sold under repurchase agreements	227,335	205,316	871	104	0.51	0.07	11	756	767
Other short-term borrowings	397,744	—	4,561	—	1.51	—	4,561	—	4,561
Long-term debt	1,512,059	1,203,054	41,069	33,851	3.61	3.75	8,667	(1,449)	7,218
Total interest-bearing liabilities	34,277,737	33,620,149	125,578	94,430	0.48	0.37	10,005	21,143	31,148
Non-interest-bearing deposits	16,786,794	14,885,880
Other liabilities	1,247,020	1,149,209
Shareholders' equity	4,842,451	5,193,108
Total liabilities and equity	$57,154,002	$54,848,346
Interest rate spread:					3.07%	2.90%
Net interest income - TE/margin(5)			$1,298,351	$1,142,935	3.24%	3.02%	$83,712	$71,704	$155,416
Taxable equivalent adjustment			2,796	2,301
Net interest income, actual			$1,295,555	$1,140,634

(1)     Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2022 - $45.6 million, 2021 - $90.8 million.
(2)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(3)    Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(4)    Includes average net unrealized gains (losses) on investment securities available for sale of $(747.7) million and $73.1 million for the nine months ended September 30, 2022 and 2021, respectively.
(5)    The net interest margin is calculated by dividing annualized net interest income - TE by average total interest earnings assets.

Market Risk Analysis
Interest rate risk is the primary market risk to which Synovus is potentially exposed. Synovus measures its sensitivity to changes in market interest rates through the use of a simulation model, which incorporates all of Synovus’ earning assets and liabilities. These simulations are used to determine a baseline net interest income projection and the sensitivity of the income profile based on changes in interest rates. These simulations incorporate assumptions and factors, including, but not limited to, changes in market rates, in the size or composition of the balance sheet, and in repricing characteristics as well as client behaviors. This process is reviewed and updated on an on-going basis in a manner consistent with Synovus’ ALCO governance framework.
Synovus has modeled its baseline net interest income forecast assuming a relatively flat interest rate environment, with the federal funds rate at the Federal Reserve’s targeted range of 3.00% to 3.25% as of September 30, 2022 and the prime rate of 6.25% as of September 30, 2022. Synovus has modeled the impact of an immediate increase in market interest rates across the yield curve of 100 and 200 bps to determine the sensitivity of net interest income for the next twelve months. Synovus' current rate risk position is considered asset-sensitive and would be expected to benefit net interest income in a rising interest rate environment. The following table represents the estimated sensitivity of net interest income at September 30, 2022, with comparable information for December 31, 2021.

Table 14 - Twelve Month Net Interest Income Sensitivity
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)
Change in Interest Rates (in bps)	September 30, 2022	December 31, 2021
+200	8.9%	14.5%
+100	4.3%	6.5%
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
LIBOR Transition
On March 5, 2021, the FCA confirmed that all LIBOR settings would either cease to be provided by any administrator or would no longer be representative immediately after June 30, 2023, for all remaining US dollar settings.
The ARRC proposed SOFR as its preferred rate alternative to LIBOR and proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to LIBOR. As noted within "Part I - Item 1A. Risk Factors" of Synovus' 2021 Form 10-K, Synovus holds instruments that may be impacted by the discontinuance of LIBOR, which include floating rate obligations, loans, deposits, derivatives and hedges, and other financial instruments. Synovus has established a cross-functional LIBOR transition working group with representation from all business lines, support and control functions, and legal counsel that has 1) assessed the Company's current exposure to LIBOR indexed instruments and the data, systems, and processes that were impacted and have been changed as a result; 2) established a detailed implementation plan; 3) formulated communications and learning activities to support clients and colleagues; and 4) developed a formal governance structure for the transition. For the last several years, loan agreement provisions for new and renewed loans included LIBOR fallback language to ensure transition from LIBOR when such transition occurs. All direct exposures resulting from existing financial contracts that mature after 2021 have been inventoried and are monitored on an ongoing basis. The Company discontinued the use of LIBOR as of December 31, 2021, with limited exceptions as permitted by regulatory guidance or internal policies. Synovus has expanded its product offerings and currently offers multiple alternative reference rates to clients including SOFR, BSBY, and prime indices. As of September 30, 2022, the Company had approximately $12 billion in loans tied to LIBOR that mature after June 30, 2023. Remediation activities are underway to modify or transition existing exposures to the applicable Federal Reserve Board selected replacement rate or to convert the rate under existing fallback language, including the use of the Adjustable Interest (LIBOR) Act, enacted in March 2022, and other relevant legislation.

Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for credit losses and income taxes. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation, and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in Synovus' 2021 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. There have been no significant changes to the accounting policies, estimates, and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2021 Form 10-K.
Non-GAAP Financial Measures
The measures entitled adjusted non-interest revenue, adjusted non-interest expense, adjusted revenue (excluding PPP revenue), adjusted pre-provision net revenue (PPNR) (excluding PPP revenue), adjusted tangible efficiency ratio, adjusted net income available to common shareholders, adjusted net income per common share, diluted, adjusted return on average assets, adjusted return on average common equity, return on average tangible common equity, adjusted return on average tangible common equity, and tangible common equity ratio are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest revenue, total non-interest expense, total TE revenue, pre-provision net revenue, efficiency ratio-TE, net income available to common shareholders, net income per common share, diluted, return on average assets, return on average common equity, and the ratio of total shareholders' equity to total assets, respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted revenue (excluding PPP revenue) and adjusted non-interest revenue are measures used by management to evaluate total TE revenue and non-interest revenue exclusive of items such as PPP revenue, net investment securities gains (losses), and fair value adjustments on non-qualified deferred compensation. Adjusted pre-provision net revenue (excluding PPP revenue) is used by management to evaluate PPNR exclusive of items that management believes are not indicative of ongoing operations and that impact period-to-period comparisons including PPP revenue. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income available to common shareholders, adjusted net income per common share, diluted, adjusted return on average assets, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. Return on average tangible common equity and adjusted return on average tangible common equity is a measure used by management to compare Synovus' performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity ratio is used by management to assess the strength of our capital position. The computations of these measures are set forth in the tables below.

Table 15 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Adjusted non-interest revenue
Total non-interest revenue	$104,298	$114,955	$306,897	$332,997
Subtract/add: Investment securities (gains) losses, net	—	(962)	—	1,028
Subtract/add: Fair value adjustment on non-qualified deferred compensation	1,076	97	5,611	(1,821)
Adjusted non-interest revenue	$105,374	$114,090	$312,508	$332,204

Adjusted non-interest expense
Total non-interest expense	$294,010	$267,032	$848,511	$804,697
Add/subtract: Earnout liability adjustments	—	243	—	(507)
Subtract/add: Restructuring charges	(956)	(319)	7,318	(1,265)
Subtract: Valuation adjustment to Visa derivative	—	—	(3,500)	—
Subtract: Loss on early extinguishment of debt	—	—	(677)	—
Subtract/add: Fair value adjustment on non-qualified deferred compensation	1,076	97	5,611	(1,821)
Adjusted non-interest expense	$294,130	$267,053	$857,263	$801,104

Adjusted revenue (excluding PPP revenue), adjusted PPNR (excluding PPP revenue), and adjusted tangible efficiency ratio
Adjusted non-interest expense	$294,130	$267,053	$857,263	$801,104
Subtract: Amortization of intangibles	(2,118)	(2,379)	(6,354)	(7,137)
Adjusted tangible non-interest expense	$292,012	$264,674	$850,909	$793,967

Net interest income	$477,919	$384,917	$1,295,555	$1,140,634
Add: Tax equivalent adjustment	972	736	2,796	2,301
Add: Total non-interest revenue	104,298	114,955	306,897	332,997
Total TE revenue	$583,189	$500,608	$1,605,248	$1,475,932
Subtract/add: Investment securities (gains) losses, net	—	(962)	—	1,028
Subtract/add: Fair value adjustment on non-qualified deferred compensation	1,076	97	5,611	(1,821)
Adjusted revenue	$584,265	$499,743	$1,610,859	$1,475,139
Subtract: PPP revenue	(1,759)	(24,287)	(13,334)	(80,667)
Adjusted revenue (excluding PPP revenue)	$582,506	$475,456	$1,597,525	$1,394,472

Net interest income	$477,919	$384,917	$1,295,555	$1,140,634
Add: Total non-interest revenue	104,298	114,955	306,897	332,997
Subtract: Total non-interest expense	(294,010)	(267,032)	(848,511)	(804,697)
PPNR	$288,207	$232,840	$753,941	$668,934

Adjusted revenue (excluding PPP revenue)	$582,506	$475,456	$1,597,525	$1,394,472
Subtract: Adjusted non-interest expense	(294,130)	(267,053)	(857,263)	(801,104)
Adjusted PPNR (excluding PPP revenue)	$288,376	$208,403	$740,262	$593,368
Efficiency ratio-TE	50.41%	53.34%	52.86%	54.52%
Adjusted tangible efficiency ratio	49.98	52.96	52.82	53.82

Table 15 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Adjusted net income available to common shareholders and adjusted diluted earnings per share
Net income available to common shareholders	$194,753	$178,482	$527,260	$535,193
Subtract/add: Earnout liability adjustments	—	(243)	—	507
Add/subtract: Restructuring charges	956	319	(7,318)	1,265
Add: Valuation adjustment to Visa derivative	—	—	3,500	—
Add: Loss on early extinguishment of debt	—	—	677	—
Subtract/add: Investment securities (gains) losses, net	—	(962)	—	1,028
Add/subtract: Tax effect of adjustments (1)	(228)	164	749	(579)
Adjusted net income available to common shareholders	$195,481	$177,760	$524,868	$537,414
Weighted average common shares outstanding, diluted	146,418	147,701	146,465	149,069
Net income per common share, diluted	$1.33	$1.21	$3.60	$3.59
Adjusted net income per common share, diluted	1.34	1.20	3.58	3.61

Adjusted return on average assets (annualized)
Net income	$203,044	$186,773	$552,132	$560,065
Subtract/add: Earnout liability adjustments	—	(243)	—	507
Add/subtract: Restructuring charges	956	319	(7,318)	1,265
Add: Valuation adjustment to Visa derivative	—	—	3,500	—
Add: Loss on early extinguishment of debt	—	—	677	—
Subtract/add: Investment securities (gains) losses, net	—	(962)	—	1,028
Add/subtract: Tax effect of adjustments (1)	(228)	164	749	(579)
Adjusted net income	$203,772	$186,051	$549,740	$562,286
Net income annualized	805,555	741,002	738,198	748,805
Adjusted net income annualized	808,443	738,137	735,000	751,774
Total average assets	58,055,979	55,326,260	57,154,002	54,848,346
Return on average assets (annualized)	1.39	1.34	1.29	1.37
Adjusted return on average assets (annualized)	1.39	1.33	1.29	1.37

Table 15 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Adjusted return on average common equity, return on average tangible common equity, and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$194,753	$178,482	$527,260	$535,193
Subtract/add: Earnout liability adjustments	—	(243)	—	507
Add/subtract: Restructuring charges	956	319	(7,318)	1,265
Add: Valuation adjustment to Visa derivative	—	—	3,500	—
Add: Loss on early extinguishment of debt	—	—	677	—
Subtract/add: Investment securities (gains) losses, net	—	(962)	—	1,028
Add/subtract: Tax effect of adjustments (1)	(228)	164	749	(579)
Adjusted net income available to common shareholders	$195,481	$177,760	$524,868	$537,414

Adjusted net income available to common shareholders annualized	$775,550	$705,243	$701,747	$718,521
Add: Amortization of intangibles, annualized net of tax	6,401	7,050	6,471	7,128
Adjusted net income available to common shareholders excluding amortization of intangibles annualized	$781,951	$712,293	$708,218	$725,649

Net income available to common shareholders annualized	$772,661	$708,108	$704,945	$715,551
Add: Amortization of intangibles, annualized net of tax	6,401	7,050	6,471	7,128
Net income available to common shareholders excluding amortization of intangibles	$779,062	$715,158	$711,416	$722,679

Total average shareholders' equity less preferred stock	$4,141,516	$4,734,754	$4,305,306	$4,655,963
Subtract: Goodwill	(452,390)	(452,390)	(452,390)	(452,390)
Subtract: Other intangible assets, net	(30,214)	(39,109)	(32,376)	(41,487)
Total average tangible shareholders' equity less preferred stock	$3,658,912	$4,243,255	$3,820,540	$4,162,086
Return on average common equity (annualized)	18.66%	14.96%	16.37%	15.37%
Adjusted return on average common equity (annualized)	18.73	14.90	16.30	15.43
Return on average tangible common equity (annualized)	21.29	16.85	18.62	17.36
Adjusted return on average tangible common equity (annualized)	21.37	16.79	18.54	17.43

(dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Tangible common equity ratio
Total assets	$58,639,522	$57,317,226	$55,509,129
Subtract: Goodwill	(452,390)	(452,390)	(452,390)
Subtract: Other intangible assets, net	(29,242)	(35,596)	(37,975)
Tangible assets	$58,157,890	$56,829,240	$55,018,764
Total shareholders' equity	$4,229,715	$5,296,800	$5,252,802
Subtract: Goodwill	(452,390)	(452,390)	(452,390)
Subtract: Other intangible assets, net	(29,242)	(35,596)	(37,975)
Subtract: Preferred stock, no par value	(537,145)	(537,145)	(537,145)
Tangible common equity	$3,210,938	$4,271,669	$4,225,292
Total shareholders' equity to total assets ratio	7.21%	9.24%	9.46%
Tangible common equity ratio	5.52	7.52	7.68

(1) An assumed marginal tax rate of 23.8% for 2022 and 25.3% for 2021 was applied.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

PART II. – OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
See "Part I - Item 1. Financial Statements and Supplementary Data - Note 9 - Commitments and Contingencies" of this Report.
ITEM 1A. – RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in "Part I - Item IA - Risk Factors” of Synovus' 2021 Form 10-K which could materially affect the Company's business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There are no material changes during the period covered by this Report to the risk factors previously disclosed in Synovus' 2021 Form 10-K.
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
    (a) None.
    (b) None.
    (c) Issuer Purchases of Equity Securities: Synovus did not complete any share repurchases during the three months ended September 30, 2022. The Company announced on January 20, 2022 that its Board of Directors authorized share repurchases of up to $300 million in 2022.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
    None.
ITEM 4. – MINE SAFETY DISCLOSURES
    None.
ITEM 5. – OTHER INFORMATION
    None.

ITEM 6. – EXHIBITS

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated April 22, 2020, as filed with the SEC on April 24, 2020.

3.2	Restated Bylaws of Synovus, incorporated by reference to Exhibit 3.2 of Synovus' Current Report on Form 8-K dated April 22, 2020, as filed with the SEC on April 24, 2020.

4.1	5.200% Senior Note due 2025, incorporated by reference to Exhibit 4.2 of Synovus' Current Report on Form 8-K dated August 11, 2022, as filed with the SEC on August 11, 2022.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

November 2, 2022	By:	/s/ Andrew J. Gregory, Jr.
Date		Andrew J. Gregory, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)