Form 10-K
period 2022-12-31
SYNOVUS FINANCIAL CORP
filed 2023-02-24
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________
☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of June 30, 2022, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $4,949,957,366 based on the closing sale price of $36.05 reported on the New York Stock Exchange on June 30, 2022.
As of February 21, 2023, there were 146,045,164 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2023 (“Proxy Statement”)	Part III

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
i

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
FRB – Federal Reserve Bank
FTP – Funds transfer pricing
GA DBF – Georgia Department of Banking and Finance
GAAP – Generally Accepted Accounting Principles in the United States of America
GLB – Gramm-Leach-Bliley Act
GSE – Government sponsored enterprise
Interagency Supervisory Guidance – Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit Secured by Junior Liens on 1-4 Family Residential Properties
IRS – Internal Revenue Service
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
PCD – Purchased credit deteriorated
PD – Probability of default
PPNR – Pre-provision net revenue
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
(1)competition in the financial services industry, including competition from nontraditional banking institutions such as Fintechs;
(2)our ability to realize the expected benefits from our strategic initiatives or other operational and execution goals in the time period expected, which could negatively affect our future profitability;
(3)an economic downturn and contraction, including a recession, and the resulting effects on our capital, financial condition, credit quality, results of operations and future growth, including that the strength of the current economic environment could be further weakened by prolonged periods of inflation, current supply chain challenges, and the continued impact of COVID-19;
(4)our ability to attract and retain employees and the impact of senior leadership transitions that are key to our strategic initiatives;
(5)our strategic implementation of new lines of business, new products and services, and new technologies and the expansion of our existing business opportunities with a renewed focus on innovation;
(6)prolonged periods of high inflation and their effects on our business, profitability, and our stock price;
(7)changes in the interest rate environment, including changes to the federal funds rate, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;
(8)changes in the cost and availability of funding due to changes in the deposit market and credit market;
(9)restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;
(10)we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services industry;
(11)the impact of recent and proposed changes in governmental policy, laws and regulations, proposed and recently enacted changes in monetary policy and in the regulation and taxation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations, including rising inflationary pressures and interest rate increases and the possibility that the U.S. could default on its debt obligations;
(12)our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;
(13)our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service or financial difficulties with a third-party vendor or business relationship;

(14)our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;
(15)our asset quality may deteriorate or that our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;
(16)the ability of our operational framework to identify and manage risks associated with our business, such as credit risk, compliance risk, reputational risk, and operational risk, including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers;
(17)we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;
(18)if economic conditions worsen further or regulatory capital rules are modified, we may be required to undertake initiatives to improve or conserve our capital position;
(19)our ability to identify and address cyber-security risks such as data security breaches, malware, "denial of service" attacks, "hacking", and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption, or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;
(20)the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;
(21)the impact of the continuing COVID-19 pandemic on our assets, business, capital and liquidity, financial condition, prospects, and results of operations;
(22)our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;
(23)our ESG strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, employee, client, and third-party relationships;
(24)the continued use, availability, and reliability of LIBOR and the risks related to the transition from LIBOR to any alternate reference rate we may use;
(25)we could realize losses if we sell assets and the proceeds we receive are lower than the carrying value of such assets;
(26)our ability to obtain regulatory approval to take certain actions, including any dividends on our common stock or preferred stock, any repurchases of common stock, or any other issuance or redemption of any other regulatory capital instruments, as well as any applications in respect to strategic initiatives;
(27)we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;
(28)our concentrated operations in the Southeastern U.S. make us vulnerable to local economic conditions, local weather catastrophes, public health issues, and other external events;
(29)the costs and effects of litigation, investigations, or similar matters, or adverse facts and developments related thereto;
(30)the fluctuation in our stock price and general volatility in the stock market;
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

ITEM 1. BUSINESS
Overview
General
Synovus Financial Corp. is a financial services company and a registered bank holding company headquartered in Columbus, Georgia. We provide commercial and consumer banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, mortgage services, premium finance, asset-based lending, structured lending, capital markets, and international banking to our clients through our wholly-owned subsidiary bank, Synovus Bank, and other offices in Alabama, Florida, Georgia, South Carolina, and Tennessee.
We were incorporated under the laws of the State of Georgia in 1972. Our principal executive offices are located at 1111 Bay Avenue, Suite 500, Columbus, Georgia 31901, and our telephone number at that address is (706) 641-6500. Our common stock is traded on the NYSE under the symbol “SNV.” At December 31, 2022, we had total consolidated assets of $59.73 billion and total consolidated deposits of $48.87 billion.
Additional information relating to our business and our subsidiaries, including a detailed description of our financial results for 2022 and 2021 is contained in "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.
Banking Operations
Synovus conducts its banking operations through Synovus Bank. Synovus Bank is a Georgia state-chartered bank and operates primarily throughout Alabama, Florida, Georgia, South Carolina, and Tennessee. Synovus Bank offers commercial and consumer services. Our commercial banking services include treasury management, asset management, capital markets services, institutional trust services, and commercial, financial, and real estate loans. Our consumer banking services include accepting customary types of demand and savings deposits accounts; mortgage, installment, and other consumer loans; investment and brokerage services; safe deposit services; automated banking services; automated fund transfers; internet-based banking services; and bank credit and debit card services, including Visa and MasterCard services. At December 31, 2022, Synovus Bank operated 246 branches and 365 ATMs across our footprint.
Non-bank Subsidiaries
In addition to our banking operations, we also provide various other financial services to our clients through the following direct and indirect wholly-owned non-bank subsidiaries:
•Synovus Securities, headquartered in Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer, asset management, and financial planning services, and the provision of individual investment advice on equity and other securities; and
•Synovus Trust, headquartered in Columbus, Georgia, which provides trust, asset management, and financial planning services.
Business Developments
Throughout 2022, Synovus' strategic focus remained on expanding and diversifying the franchise in terms of revenue, profitability, and asset size while maintaining a community banking, relationship-based approach to banking. We made deliberate adjustments to our businesses and business model to drive sustained franchise value while retaining our legacy focus on our people and our clients. We embraced the acceleration of technology and adoption of digital and data capabilities. In addition, Synovus completed the executive leadership transition begun in April 2021 with Kevin S. Blair’s succession into the role of Chief Executive Officer and President and culminating in December 2022 with Mr. Blair’s succession into the role of Chairman of the Board. This change in leadership occurred while Synovus remained focused on execution of key strategic priorities, including, among others, Synovus Forward. As previously announced, the cost savings and revenue-generating initiatives underpinning Synovus Forward included expense reductions around Synovus’ third party spend program, branch optimization, back-office staff optimization, an early retirement program, market-based repricing of certain product offerings, deposit repricing, commercial analytics, and digital enhancements. As of December 31, 2022, Synovus had achieved a cumulative pre-tax run rate benefit of approximately $180 million through the Synovus Forward initiative.
In 2022, Synovus focused on a streamlined strategic plan centered on growth and performance through four core pillars: reposition for advantage, simplify and streamline, adopt high-tech meets high touch, and enhance talent and culture. Various strategic initiatives supported each of these pillars, with a prioritization on such matters as investing in commercial growth, fortifying consumer banking, optimizing wealth, refreshing the brand, re-imagining the client journey, automating systems and processes, using advanced analytics, enhancing modern core enabled banking products, developing diverse leaders, and establishing a growth based culture. We believe disciplined and continued execution of these core pillars will position us for long-term top quartile performance.
Competition
The financial services industry is highly competitive and could become more competitive as a result of recent and ongoing legislative, regulatory, and technological changes, and continued consolidation within the financial services industry. Synovus Bank and our wholly-owned non-bank subsidiaries compete actively with national and state banks, savings and loan associations, and credit unions and other nonbank financial intermediaries, including securities brokers and dealers, investment advisory firms, mortgage companies, insurance companies, trust companies, finance companies, leasing companies, and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts, and other financial services. In addition, competition from nontraditional banking institutions, often known as Fintech, continues to increase and accelerate, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The ability of such non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. These competitors have been successful in developing products that are in direct competition with or are alternatives to the banking services offered by traditional banking institutions. Our ability to deliver strong financial performance will depend in part on our ability to expand the scope of, and effectively deliver, products and services, which will allow us to meet the changing needs of our clients. However, we often compete with much larger national and regional banks that have more resources than we do to deliver new products and services and introduce new technology to enhance the client experience. See "Part I - Item 1A. Risk Factors - Strategic Risk - Competition in the financial services industry may adversely affect our future earnings and growth."
As of December 31, 2022, we were the largest bank holding company headquartered in Georgia based on assets. Financial services clients are generally influenced by convenience, quality of service, personal contacts, price of services, and availability of products. We continue to gain traction in most of our key markets, as well as overall markets, as shown in the most recent market share deposit data for FDIC-insured institutions as of June 30, 2022. Additionally, over the last year, we have continued to rationalize our branch network while maintaining and growing market share throughout our footprint.
Human Capital Resources
Synovus’ financial performance and strategy rely heavily on our value proposition of relationship-banking delivered through experts committed to delivering an exceptional client experience and to providing value-added advice and financial solutions. As such, Synovus’ ability to identify, attract, develop, and retain a qualified and skilled workforce across our segments in multiple banking specialties and other areas is central to our growth and delivery of long-term shareholder value. In managing our business, management focuses on a number of human capital measures and objectives including: workforce demographics; compensation and benefits; talent acquisition, development, and retention; diversity, equity, and inclusion; and employee health and safety. Synovus’ Chief Human Resources Officer, reporting to the Chairman of the Board, Chief Executive Officer, and President, manages all aspects of the employee experience, including talent acquisition and management, learning and development, and compensation and benefits. From a Board oversight perspective, the Compensation and Human Capital Committee has primary oversight responsibility for Synovus’ talent development and human capital management strategies.
In 2022, the Company’s human capital strategy focused on the unique circumstances of our employees including our workforce’s changing needs, the increased demand for workplace flexibility, and accelerated transformation of our technology for the management of our workforce through investments in upgraded systems and processes. The Company also responded to an evolving labor market in 2022, including increased competition for talent, labor shortages, and increased labor costs.
Workforce Demographics
As of December 31, 2022, Synovus had 5,114 employees, including both full-time and part-time employees, all predominately located in our core markets of Georgia, Florida, Alabama, South Carolina, and Tennessee, compared to 4,988 employees at December 31, 2021. By segment, Consumer Banking employed 1,568 employees, Community Banking employed 629 employees, Wholesale Banking employed 341 employees, Financial Management Services employed 773 employees, and Treasury and Corporate Other employed 1,803 employees as of December 31, 2022.
Compensation and Benefits
Synovus strives to provide competitive compensation and benefits that meet the varying needs of employees, including market-competitive pay, healthcare benefits, short and long term incentive packages, a 401(k) plan with a dollar for dollar company match on employee contributions up to 5% of pay, an employee stock purchase plan, tuition assistance, and wellness and employee assistance programs. Moreover, beginning in January 2023, Synovus enhanced its parental leave policy, providing up to 12 weeks of pay each year for employees. The Company’s short and long term incentive programs are aligned with our strategy and key business objectives and are intended to motivate strong performance. Synovus engages in nationally recognized outside compensation salary surveys and utilizes the expertise of a nationally recognized outside executive compensation firm to objectively evaluate our compensation and benefits and benchmark them against industry peers and similarly situated organizations. Synovus periodically reviews compensation and benefits by grade level and position to ensure similar positions are paid comparatively and to ensure that Synovus has a competitive and valuable offering to meet the well-being and needs of our employees. In light of this ongoing work, Synovus increased its minimum wage to $20 per hour in 2022. For the year ended December 31, 2022, total salaries and other personnel expense, which includes all compensation and benefits to our employees, totaled $681.7 million. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-interest Expense" of this Report for further discussion of salaries and other personnel expense.
Talent Acquisition, Development, and Retention
Synovus is committed to attracting and retaining the brightest and best talent. Of the approximately 1,711 open positions filled in 2022, 34% were filled by internal hires. Approximately 18% of our workforce received a promotion in 2022, consisting of 70% women and 38% people of color. Our commitment to our employees has resulted in a long-term workforce, with an average tenure of 8 years of service. We attribute our ability to attract and retain talent to several factors, including impactful work that affects the communities in which our employees live, strong leadership, availability of career advancement opportunities, and competitive and equitable total rewards.
Synovus has created internal programs to support the development and retention of our employees, including development programs designed to train our leaders. Employees are provided on demand access to over 1,100 courses spanning leadership, compliance, technical, and professional development. On average, 20 hours of training per employee were completed in 2022. Synovus also supports our employees’ involvement in external development programs, such as specialty banking schools and other technical training. In support of learning and development for employees, Synovus offers a tuition assistance program for employees seeking undergraduate and graduate degrees and other continuing education programs.
Development of Synovus’ leaders likewise continues to be a priority, and we successfully launched two senior leadership programs in 2022. We launched the first cohort of the Connect Leadership Program, focused on executive leadership readiness with 13 high potential leaders, and Catalyst On-Demand, focused on nine transformational capabilities with 176 senior leaders. We continue to deliver our Ignite First Line Leadership development, with 104 employees completing the program in 2022 and 609 employees completing the program since its inception in 2020.
Synovus continued to focus on employee engagement in 2022. The “Voice of Team Member” action teams identified ten engagement initiatives in 2022, implementing improvements such as the rollout of “My Time” which encourages employees to set aside one hour per week for personal development and a new “Chairman’s Synergy Award” to celebrate team success.
In 2022, we achieved a Great Place to Work designation by the Great Place to Work Institute and were recognized again among Atlanta’s Top Workplaces by the Atlanta Journal Constitution and as a Forbes 2022 Best Bank in America. Additionally, our Catalyst On-Demand Leadership Development program received a Bronze Brandon Hall Award for Senior Leadership Development. One of our executive leaders again received national recognition for The Most Powerful Women in Banking from American Banker.
Diversity, Equity and Inclusion
Synovus is committed to continued improvement in employee diversity, equity, and inclusion at the company. Since 2018 with the launch of a CEO sponsored DEI initiative, we have continued to make progress toward our DEI objectives. As of December 31, 2022, 66% of our employees were women and 30% of our employees were people of color, and we continue to work on improving representation of women and people of color in senior leadership roles. As a result of this continuous effort and focus, as outlined below, representation of women and people of color in senior leadership roles have steadily improved over the last five years with women representing 39% and people of color representing 16% of senior leadership by the end of 2022. Specific to executive leadership, women represent 50% and people of color represent 13% at the end of 2022. Moreover, we expect to continue these improvements by continued work toward our goals of 40% female and 18% people of color representation in senior leadership by the end of 2024.
To build and attract a diverse workforce, in 2022, Synovus continued to identify key organizations and partnerships to strengthen our recruiting efforts. We continued to expand our campus recruiting and scholarship programs, executing a comprehensive campus recruitment strategy with a focus on diversity, deepening our relationships with historically black colleges and universities in our markets, hosting a Diversity Symposium as a part of our recruitment efforts, and increasing our focus on military recruitment. To expand our pipeline of candidates, we continued to partner with diverse external professional organizations such as the Latin American Association Unidos in Finance program and leveraged our numerous and varied employee resource groups for internal referrals. We continued our efforts to increase the diversity of our candidate pool and revitalize our internship and accelerated banker recruiting and selection process in 2022, having an intern class that was 45% people of color and 35% women and an accelerated banker class that was 27% people of color and 45% women.

As to the existing workforce, in 2022, Synovus continued to focus on foundational progress toward increasing DEI, engaging employee resource groups to assist with talent acquisition, development, and community outreach, increasing our internal dialogue through forums, fireside chats, and listen and learn events. In addition, all of our leadership programs include unconscious bias and/or DEI modules.
In 2022, Synovus conducted gender pay analysis which resulted in nominal pay adjustments for 1.5% of the employee base. Results of the analysis were shared with the Compensation and Human Capital Committee.
In recognition of our commitment to and focus on DEI, Synovus won a DEI leadership award from the Mortgage Bankers Association in 2022 and was recognized as a 2022 finalist for the DEI Awards by the National Association of Corporate Directors.
Employee Health and Safety
Synovus is committed to operating in a safe, secure, and responsible manner for the benefit of our employees, clients, and communities. Synovus provides a range of programs to improve the physical, financial, and emotional well-being of our employees, including a range of health and wellness benefits, and strives to create a safe and healthy workplace for all employees.
Supervision, Regulation, and Other Factors
We are extensively regulated under federal and state law. The following is a brief summary that does not purport to be a complete description of all regulations that affect us or all aspects of those regulations. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company’s and Synovus Bank’s business. In addition, proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on us and Synovus Bank, are difficult to predict. Regulatory agencies may issue enforcement actions, policy statements, interpretive letters, and similar written guidance applicable to us or to Synovus Bank. Changes in applicable laws, regulations, or regulatory guidance, or their interpretation by regulatory agencies or courts may have a material adverse effect on our and Synovus Bank’s business, operations, and earnings.
Synovus Bank, Synovus Trust, and in some cases, we and our nonbank affiliates, must undergo regular examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. Supervision and regulation of banks, their holding companies, and affiliates is intended primarily for the protection of depositors and clients, the DIF of the FDIC, and the U.S. banking and financial system rather than holders of our securities.
Regulation of the Company
We are registered as a bank holding company with the Federal Reserve under the BHC Act and have elected to be treated as a financial holding company. As such, we are subject to comprehensive supervision and regulation by the Federal Reserve and are subject to its regulatory reporting requirements. Federal law subjects bank holding companies, such as the Company, to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements. In addition, the GA DBF regulates bank holding companies that own Georgia-chartered banks, such as us, under the bank holding company laws of the State of Georgia. Various federal and state bodies regulate and supervise our non-bank activities including our brokerage, investment advisory, and insurance agency activities. These include, but are not limited to, the SEC, the Financial Industry Regulatory Authority, federal and state banking regulators, and various state regulators of insurance and brokerage activities.
Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees, and other parties participating in the affairs of a bank or bank holding company. Like all bank holding companies, we are regulated extensively under federal and state law. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve, and separately the FDIC as the insurer of bank deposits have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or other resources, or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our regulators can require us or our subsidiaries to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements, and consent or cease and desist orders pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

If we become subject to and are unable to comply with the terms of any regulatory actions or directives, supervisory agreements or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and preferred stock. If our regulators were to take such supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock and preferred stock. See “Part I - Item 1A. Risk Factors - Compliance and Regulatory Risk - We may become subject to supervisory actions and enhanced regulation that could have a material adverse effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock and preferred stock” of this Report.
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
In addition, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company. As further described below, each of the Company and Synovus Bank is well-capitalized under applicable regulatory standards as of December 31, 2022, and Synovus Bank has an overall rating of “Satisfactory” in its most recent CRA evaluation.
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
Acquisitions
The BHC Act permits acquisitions of banks by bank holding companies, such that we and any other bank holding company, whether located in Georgia or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank or bank holding company, (ii) taking any action that causes an additional bank or bank holding company to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company. The Federal Reserve may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade unless the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider: (i) the financial and managerial resources of the companies involved, including pro forma capital ratios; (ii) the risk to the stability of the United States banking or financial system; (iii) the convenience and needs of the communities to be served, including performance under the CRA; and (iv) the effectiveness of the company in combatting money laundering.
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
Governance and Financial Reporting Obligations
We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the PCAOB, and the NYSE. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2022 are included in this report under “Item 9A. Controls and Procedures.”
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
Incentive Compensation
The Dodd-Frank Act required the federal banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and Synovus Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies and the SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2022, these rules have not been implemented, although the SEC did adopt final rules implementing the clawback provisions of the Dodd-Frank Act in 2022. We and Synovus Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
Other Regulatory Matters
We and our subsidiaries are subject to oversight by the SEC, the FINRA, the PCAOB, the NYSE, and various state securities and insurance regulators. We and our subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators, and other regulatory authorities concerning our business practices. Such requests are considered incidental to the normal conduct of business.
Capital Requirements
We and Synovus Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the Federal Reserve may determine that a banking organization based on its size, complexity, or risk profile must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks, are important factors that are to be taken into account in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.
We and Synovus Bank are subject to the following risk-based capital ratios: a CET1 risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock plus retained earnings less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets, and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities, and equity holdings.
The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average total consolidated assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks and bank holding companies is 4%.
In addition, effective January 1, 2019, the capital rules required a capital conservation buffer of 2.5% above each of the minimum risk-based capital ratio requirements (CET1, Tier 1, and total capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks, or make discretionary bonus payments to executive management without restriction.
The FDICIA, among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management, and capital distributions depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations, and are required to submit capital restoration plans for regulatory approval. A depository institution's holding company must guarantee any required capital restoration plan up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
To be well-capitalized, Synovus Bank must maintain at least the following capital ratios:
•6.5% CET1 to risk-weighted assets;
•8.0% Tier 1 capital to risk-weighted assets;
•10.0% Total capital to risk-weighted assets; and
•5.0% leverage ratio.
The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels depending upon general economic conditions and a bank holding company’s particular condition, risk profile, and growth plans.
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
In 2022, the Company’s and Synovus Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. Based on current estimates, we believe that the Company and Synovus Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2023. As of December 31, 2022, the consolidated capital ratios of Synovus and Synovus Bank were as follows:

Table 1 – Capital Ratios as of December 31, 2022
	Synovus	Synovus Bank
CET1 capital ratio	9.63%	10.66%
Tier 1 risk-based capital ratio	10.68	10.66
Total risk-based capital ratio	12.54	11.89
Leverage ratio	9.07	9.06

See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Regulatory Capital" of this Report for further information.
On August 26, 2020, the federal banking regulators issued a final rule that allowed electing banking organizations that adopted CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Synovus adopted CECL on January 1, 2020, and Synovus' December 31, 2022 regulatory capital ratios reflect Synovus' election of the five-year transition provision. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for additional information on CECL.
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
Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer, or significantly reduce the bank holding company’s dividends if:

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
The deposits of Synovus Bank are insured by the FDIC up to applicable limits, and, accordingly, Synovus Bank is also subject to certain FDIC regulations, and the FDIC has backup examination authority and some enforcement powers over Synovus Bank. Synovus Trust, a subsidiary of Synovus Bank that provides trust services, is organized as a national trust bank and thus is subject to supervision and regulation by the OCC.
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
Broadly, regulations applicable to Synovus Bank include limitations on loans to a single borrower and to its directors, officers, and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital ratios; the granting of credit under equal and fair conditions; the disclosure of the costs and terms of such credit; requirements to maintain reserves against deposits and loans; limitations on the types of investment that may be made by Synovus Bank; and requirements governing risk management practices. Subject to Federal Reserve approval and certain state filing requirements, Synovus Bank is permitted under federal law to branch on a de novo basis across state lines wherever the laws of that state would permit a bank chartered by that state to establish a branch.
Transactions with Affiliates and Insiders
Synovus Bank is subject to restrictions on extensions of credit and certain other transactions between Synovus Bank and the Company or any nonbank affiliate. Generally, these covered transactions with either the Company or any affiliate are limited to 10% of Synovus Bank’s capital and surplus, and all such transactions between Synovus Bank and the Company and all of its nonbank affiliates combined are limited to 20% of Synovus Bank’s capital and surplus. Loans and other extensions of credit from Synovus Bank to the Company or any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between Synovus Bank and the Company or any affiliate are required to be on an arm’s length basis. Federal banking laws also place similar restrictions on certain extensions of credit by insured banks, such as Synovus Bank, to their directors, executive officers, and principal shareholders.
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
As of June 30, 2020, the DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted an amended restoration plan to increase the likelihood that the reserve ratio would be restored to at least 1.35% by September 30, 2028. The FDIC's amended restoration plan increases the initial base deposit insurance assessment rate schedules uniformly by 2 bps, beginning in the first quarterly assessment period of 2023. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including Synovus Bank, if the DIF reserve ratio is not restored as projected.

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
Standards for Safety and Soundness
The Federal Deposit Insurance Act requires the federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls; (ii) information systems and audit systems; (iii) loan documentation; (iv) credit underwriting; (v) interest rate risk exposure; and (vi) asset quality. The federal banking agencies have adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.
Anti-Money Laundering
A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. The USA PATRIOT Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors, and insurance companies, and strengthened the ability of the U.S. government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. Synovus Bank has augmented its systems and procedures to meet the requirements of these regulations and will continue to revise and update its policies, procedures, and controls to reflect changes required by law.
FinCEN has adopted rules that require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs. Banking regulators will consider compliance with the USA PATRIOT Act’s money laundering provisions in acting upon merger and acquisition proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and civil money penalties against institutions found to be violating these obligations. Sanctions for violations of the USA PATRIOT Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, including changes that will be implemented in subsequent years.
Economic Sanctions
The OFAC is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various executive orders and acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring, or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons List. If we find a name on any transaction, account, or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.

Concentrations in Lending
During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by CRE lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor, and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:
•total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or
•total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital.
The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. We have always had exposures to loans secured by CRE due to the nature of our markets and the borrowing needs of both consumer and commercial clients. We believe our long-term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate in managing our concentrations as required under the Guidance.
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
Community Reinvestment Act
Synovus Bank is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The Federal Reserve’s assessment of Synovus Bank’s CRA record is made available to the public. CRA agreements with private parties must be disclosed and annual CRA reports must be made to the Federal Reserve. A bank holding company will not be permitted to become or remain a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis and illegal or abusive lending practices be considered in the CRA evaluation. Synovus Bank has a rating of “Satisfactory” in its most recent CRA evaluation.
On September 21, 2020, the Federal Reserve issued an advanced notice of proposed rulemaking that would modernize and substantially revise the regulations implementing the CRA. On May 5, 2022, the OCC, Federal Reserve, and FDIC issued a notice of proposed rulemaking to provide for a coordinated approach to modernize their respective CRA regulations, such that all banks will be subject to the same set of CRA rules. No final rule has been issued, but the rulemaking may affect Synovus Bank's CRA compliance obligations in the future.
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
Anti-Tying Restrictions
In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for them on the condition that (i) the client obtain or provide some additional credit, property, or services from or to the bank or bank holding company or their subsidiaries or (ii) the client not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. A bank may, however, offer combined-balance products and may otherwise offer more favorable terms if a client obtains two or more traditional bank products. The law also expressly permits banks to engage in other forms of tying and authorizes the Federal Reserve Board to grant additional exceptions by regulation or order. Also, certain foreign transactions are exempt from the general rule.
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
•prohibit Synovus Bank from discriminating on the basis of race, creed, or other prohibited factors when it makes decisions to extend credit;
•govern the manner in which Synovus Bank may collect consumer debts; and
•prohibit unfair, deceptive, or abusive acts or practices in the provision of consumer financial products and services.
Mortgage Regulation
The CFPB adopted a rule that implements the ability-to-repay and qualified mortgage provisions of the Dodd-Frank Act (the “ATR/QM rule”), which requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The ATR/QM rule defines a “qualified mortgage” to have certain specified characteristics and generally prohibits loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43%. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). In addition, the securitizer of asset-backed securities must retain not less than 5% of the credit risk of the assets collateralizing the asset-backed securities, unless subject to an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.”
The CFPB has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) as well as integrated mortgage disclosure rules. In addition, the CFPB has issued rules that require servicers to comply with certain standards and practices with regard to error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers; providing delinquent borrowers access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages, periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts.
Non-Discrimination Policies
Synovus Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act and the Fair Housing Act, both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending that provides guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has increased its efforts to prosecute what it regards as violations of the ECOA and FHA.
LIBOR
On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the "LIBOR Act") to address references to LIBOR in contracts that: (i) are governed by U.S. law; (ii) will not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the FRB adopted a final rule to implement the LIBOR Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR contracts subject to the LIBOR Act.
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
We have adopted a Code of Business Conduct and Ethics for our directors, officers, and employees and have also adopted Corporate Governance Guidelines. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and the charters of our Board committees, as well as information on how to contact our Board of Directors, are available in the Corporate Governance Section of our website at investor.synovus.com/governance. We will post any waivers of our Code of Business Conduct and Ethics granted to our directors or executive officers on our website at investor.synovus.com.
We include our website addresses throughout this filing only as textual references. The information contained on our website is not incorporated in this document by reference.

ITEM 1A. RISK FACTORS
This section highlights the material risks that we currently face. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition, or results of operations or the trading price of our securities.
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
Furthermore, the financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation.
•While we cannot predict the actions of state or federal legislatures or regulators, there is increasing likelihood that the bank regulatory landscape could shift due to legislation or regulatory action. Any material change to federal or state banking laws, regulations, or enforcement position could result in increased competition or make it more difficult for banks of our size to compete, either broadly or in specific segments of our business.
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
We may not realize the expected benefits from our strategic initiatives and other operational and execution goals, either in whole or in part, which could negatively impact our future profitability.
In the current competitive banking environment, overall revenue growth must outpace operating costs, which requires the successful execution of both growth and efficiency initiatives. In addition, we must continue to implement strategies to grow our product and service offerings and keep pace with changing technologies and client expectations in order to realize continued earnings growth and to remain competitive with the other banks and non-bank financial services providers in the markets we serve. We are continuously implementing strategic initiatives to achieve growth, reduce expense, and unlock efficiencies. Our current initiatives include, but are not limited to, building out our Maast digital banking as a service solution, including through our pending investment in Qualpay, Inc., growing our new corporate and investment banking division, developing certain digital asset capabilities and products, and modernizing our core technology infrastructure. While we have realized growth and efficiency gains as a result of current and past initiatives, including the recently completed Synovus Forward initiative, there is no guarantee that these initiatives will be successful in supporting growth or achieving the expected level of future savings and revenue enhancements that we anticipate. Additionally, any new service and product offerings, particularly digital offerings, will compete directly with other Synovus Bank product and service offerings, so any realized revenue from such growth initiatives may correspond to decreased revenue experienced by other Synovus Bank product and service offerings.
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
The implementation of new lines of business, new products and services, and new technologies may subject us to additional risk.
We have launched or enhanced a number of lines of business, products and services, and technologies, including, among others, those related to our recent Maast and corporate and investment banking initiatives and our treasury and payments solutions business and asset-based and structured lending capabilities. An important part of our business strategy is to continue these efforts to implement new products, services, and technologies designed to better serve our clients and respond to digitization trends in banking. There are substantial risks and uncertainties associated with these efforts. Initial timetables for the introduction and development of new lines of business, new products or services, and/or new technologies may not be achieved and price and profitability targets may not prove feasible. Additionally, such new products, services, and technologies often increase our reliance on third-party service providers. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business, a new product or service, and/or new technologies. Furthermore, any new line of business, new product or service, and/or new technology could require the establishment of new key controls and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation could have a material adverse effect on our business and, in turn, our financial condition and results of operations.
We may pursue bank and non-bank acquisition opportunities as they arise. However, even if we identify attractive acquisition opportunities, we may not be able to complete such acquisitions on favorable terms or realize the anticipated benefits from such acquisitions.
While we continue to focus on organic growth opportunities, we may pursue attractive bank or non-bank acquisition and consolidation opportunities that arise in our core markets and beyond. The number of financial institutions headquartered in Georgia, Florida, the Southeastern United States, and across the country continues to decline through merger and other consolidation activity. In the event that attractive acquisition opportunities arise, we would likely face competition for such acquisitions from other banking and financial companies, many of which have significantly greater resources and may have more attractive valuations. This competition could either prevent us from being able to complete attractive acquisition opportunities or increase prices for potential acquisitions which could reduce our potential returns, and reduce the attractiveness of these opportunities to us. Furthermore, even if we are able to identify and complete acquisitions, the terms of such acquisitions may not be favorable to us or we may fail to realize the anticipated benefits from such acquisitions. Also, all acquisitions are subject to various regulatory approvals, and if we were unable (or there was a perception that we would be unable) to obtain such approvals for any reason, including due to any actual or perceived capital, liquidity, profitability, or regulatory compliance issues, it would impair our ability to consummate acquisitions. In addition, any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.
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
In addition, our future growth and the continued diversification of our loan portfolio depends, in part, on our ability to attract and retain the right mix of well-qualified employees. If we are unable to attract and retain qualified employees, our ability to execute our business strategies may suffer and we may be required to substantially increase our overall compensation or benefits to attract and retain such employees. Furthermore, we generally do not have employment agreements in place with our frontline employees, management team, or other key employees and cannot guarantee that our employees will remain with us. The unexpected loss of services of one or more of our key personnel, especially members of our senior management team, could have a material adverse impact on the business because we would lose their skills, knowledge of the market, and years of industry experience and may have difficulty promptly finding qualified replacement personnel. In addition, the unexpected loss or inability to hire or retain branch-level employees could have a material adverse impact on our ability to increase deposits, generate frontline revenue, and properly service our clients.
Furthermore, we have had recent leadership changes and transitions involving our senior leadership team, as previously announced. Such leadership changes can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including to our relationships with our clients, suppliers, vendors, and employees. It may also make it more difficult for us to hire and retain key employees. In addition, any failure to ensure the effective transfer of knowledge and a smooth leadership transition could hinder our strategic planning, execution, and future performance.
The financial services market is undergoing rapid technological changes, and if we are unable to stay current with those changes, we will not be able to effectively compete.
The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services, primarily related to increased digitization of banking services and capabilities. These trends were accelerated by the COVID-19 pandemic, increasing demand for mobile banking solutions. Our future success will depend, in part, on our ability to keep pace with these technological changes and to use technology to satisfy and grow client demand for our products and services and to create additional efficiencies in our operations. Our substantial investments in digital banking solutions, technology, and information systems will increase our dependency on third-party service providers and such investments may underperform expectations and could result in unexpected losses. Some of our competitors have substantially greater resources to invest in technological improvements and have invested more heavily than us, and will continue to be able to do so, in developing and adopting new technologies, which may put us at a competitive disadvantage. Some of these competitors consist of financial technology providers who are beginning to offer more traditional banking products and may either acquire a bank charter or obtain a bank-like charter, such as the Fintech charter provided by the OCC. We may not be able to effectively implement new technology-driven products and services, be successful in marketing these products and services to our clients, or keep pace with our competitors in this arena. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition, or results of operations may be adversely affected.
We may not be able to successfully implement current or future information technology system enhancements and operational initiatives, which could adversely affect our business operations and profitability.
We continue to invest significant resources in our core information technology systems, including by deepening and expanding our use of cloud-based applications, in order to provide functionality and security at an appropriate level, and to improve our operating efficiency and to streamline our client experience. These initiatives significantly increase the complexity of our relationships with third-party service providers and such relationships may be difficult to unwind. We may not be able to successfully implement and integrate such system enhancements and initiatives, which could adversely impact the ability to comply with a number of legal and regulatory requirements, which could result in sanctions from regulatory authorities. In addition, these projects could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations. Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations, could result in significant costs to remediate or replace the defective components, and could impact our ability to compete. In addition, we may incur significant training, licensing, maintenance, consulting, and amortization expense during and after implementation, and any such costs may continue for an extended period of time. As such, we cannot guarantee that the anticipated long-term benefits of these system enhancements and operational initiatives will be realized.
We rely extensively on information technology systems to operate our business and an interruption or security breach may disrupt our business operations, result in reputational harm, and have an adverse effect on our operations.
As a large financial institution, we rely extensively on our information technology systems to operate our business, including to process, record, and monitor a large number of client transactions on a continuous basis. As client, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in client transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. While we have policies, procedures, and systems designed to prevent or limit the effect of possible failures, interruptions, or breaches in security of information systems and business continuity programs designed to provide services in the case of such events, there is no guarantee that these safeguards or programs will address all of the threats that continue to evolve.

We face significant cyber and data security risk that could result in the disclosure of confidential information, adversely affect our business or reputation, and expose us to significant liabilities.
As a large financial institution, we are under continuous threat of loss due to the velocity and sophistication of cyber-attacks. This risk continues to increase and attack methods continue to evolve in sophistication, velocity, and frequency and can occur from a variety of sources, such as foreign governments, hacktivists, or other well-financed entities, and may originate from less regulated and remote areas of the world. Furthermore, increasingly common remote working environments for both Synovus and many of our clients has heightened these risks. We continually review the security of our IT systems and make the necessary investments to improve the resiliency of our systems and their security from attack. Nonetheless, there remains the risk that we may be materially harmed by a cyber-attack or information security breach. Further, there is no guarantee that our response to any cyber-attack or system interruption, breach, or failure will be effective to mitigate and remediate the issues resulting from such an event, including the costs, reputational harm, and litigation challenges that we may face as a result.
Data privacy laws also continue to evolve, with states increasingly proposing or enacting legislation that relates to data privacy and data protection. We may be required to incur additional expense to comply with these evolving regulations and could face penalties for violating any of these regulations.
Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive client data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from client or our accounts. Any loss of sensitive client data that results from attempts to breach our systems, such as account numbers and social security numbers, would present significant reputational, legal, and/or regulatory costs to us. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our clients. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we have been the subject of attempted hacking and cyber-attacks and there can be no assurance that we will not suffer such significant losses in the future.
The occurrence of any cyber-attack or information security breach could result in material adverse consequences to us including damage to our reputation, the loss of clients, and violations of applicable data privacy laws. We also could face litigation and regulatory action. Litigation or regulatory actions in turn could lead to significant liability or other sanctions, including fines and penalties or reimbursement to clients adversely affected by a security breach. Even if we do not suffer any material adverse consequences as a result of events affecting us directly, successful attacks or systems failures at other large financial institutions could lead to a general loss of client confidence in financial institutions including us.
Fraud is an increasing risk for us and for all banks, and as such, we may experience increased losses due to fraud.
In 2022, fraud risk increased significantly for us and for all banks. Deposit fraud (check kiting, wire fraud, etc.) and card fraud continue to be significant sources of fraud attempts and loss in our consumer banking business. Moreover, our commercial clients have experienced increased levels of financial fraud risk as well, often requiring our involvement and assistance because of our banking relationship with these clients. The methods used to perpetrate and combat fraud continue to evolve as technology changes and more tools for access to financial services emerge, such as real-time payments. In addition to the cybersecurity risk discussed above, new techniques have made it easier for bad actors to obtain and use client personal information, mimic signatures, and otherwise create false documents that look genuine. Fraud schemes are broad and can include debit card/credit card fraud, check fraud, NSF fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, impersonation of our clients through the use of falsified or stolen credentials, employee fraud, information fraud, and other malfeasance. Criminals are turning to new sources to steal personally identifiable information in order to impersonate our clients to commit fraud.
Our anti-fraud actions are both preventative (anticipating lines of attack, educating employees and clients, making operational changes) and responsive (remediating actual attacks). We have established policies, processes, and procedures to identify, measure, monitor, mitigate, report, and analyze these risks. We continue to invest in systems, resources, and controls to detect and prevent fraud. There are inherent limitations, however, to our risk management strategies, systems, and controls as they may exist, or develop in the future. We may not appropriately anticipate, monitor, or identify these risks. If our risk management framework proves ineffective, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems, and we may be subject to potential claims from third parties and government agencies. We may also suffer reputational damage. Any of these consequences could adversely affect our business, financial condition, or results of operations.
Our regulators require us to report fraud promptly, and regulators often advise banks of new schemes so that the entire industry can adapt as quickly as possible. However, some level of fraud loss is unavoidable, and the risk of loss cannot be eliminated.

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.
Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. We have established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which we are subject, including strategic, market, credit, liquidity, capital, operational, regulatory compliance, litigation, and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. For example, the financial and credit crisis and resulting regulatory reform highlighted both the importance and some of the limitations of managing unanticipated risks. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.
Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.
Our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining and providing growth opportunities for employees who share our core values of being an integral part of the communities we serve, delivering superior service to our clients, caring about our clients and employees, and investing in our information technology and other systems. If our reputation is negatively affected by the actions of our employees or otherwise, including as a result of operational errors, clerical or record-keeping errors, or those resulting from faulty or disabled computer or telecommunications systems or a successful cyberattack against us or other unauthorized release or loss of client information, our reputation, business, and our operating results may be materially adversely affected. Damage to our reputation could also negatively impact our credit ratings and impede our access to the capital markets.
We rely on other companies to provide key components of our business infrastructure.
Third parties provide key components of our business operations such as our core technology infrastructure, cloud-based operations, data processing, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. We have selected these third-party vendors carefully and have conducted the due diligence consistent with regulatory guidance and best practices. While we have ongoing programs to review third party vendors and assess risk, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, issues at a third-party vendor of a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason, or poor performance of services, could adversely affect our ability to deliver products and services to our clients and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor's ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations. Our digital services growth initiatives, core technology upgrades, and digital asset initiatives constitute specific increases in third-party risk as such initiatives are distinctly dependent on the performance of our third-party partners.
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
We maintain relationships with a number of ISOs, which generally act as intermediaries for third party companies that want to develop the capacity to accept payment cards. ISO activities include, among other things, acquiring and issuing functions, soliciting merchants and other clients, soliciting cardholders, underwriting and monitoring, arranging for terminal leases or purchases, account and transaction processing, and client service. We face risks related to our oversight and supervision of the ISO program (including compliance, risk, and reputational monitoring), as well as to the reputation and financial viability of the ISOs with which we do business. Any failure by us to appropriately oversee and supervise our ISO program could damage our reputation, result in regulatory or compliance issues, result in third party litigation, and cause financial losses to us. Further, our ISO program is highly dependent upon the activities and financial viability of our ISO counter-parties, and any negative developments at the ISOs may present financial losses and other risk to us.
The costs and effects of litigation, investigations or similar matters involving us or other financial institutions or counterparties, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.
We may be involved from time to time in a variety of litigation, investigations, inquiries, or similar matters arising out of our business, including those described in “Part I - Item 3. Legal Proceedings” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Commitments and Contingencies" of this Report. Furthermore, litigation against banks tend to increase during economic downturns and periods of credit deterioration which may occur or worsen as a result of the present period of economic uncertainty. The industry's transition away from LIBOR may also increase our litigation risk.
We manage these risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty. We establish reserves for legal claims when payments associated with the claims become probable and the losses can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. For those legal matters where the amounts associated with the claims are not probable and the costs cannot be reasonably estimated, Synovus estimates a range of reasonably possible losses. As of December 31, 2022, Synovus' management currently estimates the aggregate range of reasonably possible losses resulting from our outstanding litigation, including, without limitation, the matters described in this Report, is from zero to $5 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to us, and the actual losses could prove to be higher. As there are further developments in these legal matters, we will reassess these matters and the estimated range of reasonably possible losses may change as a result of this assessment. In addition, in the future, we may need to record additional litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could significantly harm our reputation and divert our management's attention and other resources away from our business.
Our insurance may not cover all claims that may be asserted against it and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition, and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.
Credit and Liquidity Risk
Changes in interest rates may have an adverse effect on our net interest income.
Net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense that we pay on interest-bearing liabilities, is a major component of our income and our primary source of revenue from our operations. Narrowing of interest rate spreads could adversely affect our earnings and financial condition. We cannot control or predict with certainty changes in interest rates. Regional and local economic conditions, competitive pressures, and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense.
Beginning in early 2022, in response to growing signs of inflation, the FRB increased interest rates rapidly and made a number of adjustments to monetary policy and liquidity, including quantitative tightening and other balance sheet actions. Further, the FRB has increased the benchmark rapidly and has announced an intention to take further actions to mitigate rising inflationary pressures. Rising interest rates can have a negative impact on our business by reducing the amount of money our clients borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, as interest rates rise, we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds.
On the other hand, decreasing interest rates reduce our yield on our variable rate loans and on our new loans, which reduces our net interest income. In addition, lower interest rates may reduce our realized yields on investment securities which would reduce our net interest income and cause downward pressure on net interest margin in future periods. A significant reduction in our net interest income could have a material adverse impact on our capital, financial condition and results of operations.
While it is expected that the FRB will continue to increase the target federal funds rate in 2023 to combat recent inflationary trends, we are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply, and other changes in financial markets.

We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates and actively manage these risks through hedging and other risk mitigation strategies. However, if our assumptions are wrong or overall economic conditions are significantly different than anticipated, our risk mitigation techniques may be ineffective or costly.
Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity, and financial results.
In managing our consolidated balance sheets, we depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our clients. In addition to core deposits, sources of funding available to us, and upon which we rely as regular components of our liquidity and funding management strategy, include borrowings from the FHLB and brokered deposits. In general, the amount, type, and cost of our funding, including from other financial institutions, the capital markets, and deposits, directly impacts our costs of operating our business and growing our assets and can therefore positively or negatively affect our financial results. A number of factors could make funding more difficult, more expensive, or unavailable on any terms, including, but not limited to, a downgrade in our credit ratings, financial results, changes within our organization, specific events that adversely impact our reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our assets, the corporate and regulatory structure, interest rate fluctuations, general economic conditions, and the legal, regulatory, accounting and tax environments governing our funding transactions. Also, we compete for funding with other banks and similar companies, many of which are substantially larger, and have more capital and other resources than we do.
In addition to bank level liquidity management, we must manage liquidity at the Parent Company for various needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our common stock and preferred stock, and share repurchases. The primary source of liquidity for us consists of dividends from Synovus Bank which are governed by certain rules and regulations of our supervising agencies. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity, and overall condition. In addition, GA DBF rules and related statutes contain additional restrictions on payments of dividends by Synovus Bank. In particular, the Georgia Financial Institutions Code contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings and under other circumstances without the approval of the GA DBF. As a result of these restrictions, Synovus Bank may be required to seek approval from the GA DBF to pay dividends. If Synovus does not receive dividends from Synovus Bank as needed, its liquidity could be adversely affected, and it may not be able to continue to execute its current capital plan to return capital to its shareholders. In addition to dividends from Synovus Bank, we have historically had access to a number of alternative sources of liquidity, including the capital markets, but there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. If our access to these traditional and alternative sources of liquidity is diminished or only available on unfavorable terms, then our overall liquidity and financial condition will be adversely affected.
If Synovus Bank loses or is unable to grow and retain its deposits, it may be subject to liquidity risk and higher funding costs.
The total amount that we pay for funding costs is dependent, in part, on Synovus Bank’s ability to grow and retain its deposits. If Synovus Bank is unable to sufficiently grow and retain its deposits at competitive rates to meet liquidity needs, it may be subject to paying higher funding costs to meet these liquidity needs.
Synovus Bank competes with banks and other financial services companies for deposits. As a result of monetary policy and the broader market for interest rates and funding, we expect that we may be required to raise rates on our deposits to keep pace with our competition. As a result, we expect that Synovus Bank’s funding costs may increase in the near term. Furthermore, if Synovus Bank were to lose deposits, it must rely on more expensive sources of funding. This could result in a failure to maintain adequate liquidity and higher funding costs, reducing our net interest margin and net interest income. In addition, our access to deposits may be affected by the liquidity needs of our depositors. In particular, a substantial majority of our liabilities in 2022 were checking accounts and other liquid deposits, which are payable on demand or upon several days' notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Moreover, our clients could withdraw their deposits in favor of alternative investments. While we have historically been able to replace maturing deposits and advances as necessary, we may not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason.
Our allowance for credit losses may not cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.
We derive the most significant portion of our revenue from our lending activities. When we lend money, commit to lend money, or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. We estimate and maintain an allowance for credit losses, which is a reserve established through a provision for loan losses charged to expense, representing management's best estimate of life of loan credit losses within the existing portfolio of loans and related unfunded commitments, as described under "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Credit Losses" in this Report. The allowance, in the judgment of management, is established to reserve for estimated credit losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires the use of both qualitative and quantitative information, including estimates, assumptions, and quantitative modeling techniques, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, changes in assumptions regarding a borrower's ability to pay, changes in collateral values, and other factors, both within and outside of our control, may cause the allowance for credit losses to become inadequate and require an increase in the provision for loan losses.
We expect that the allowance for credit losses under the CECL standard to be more volatile and as such could have an impact on our results of operations. For a discussion of changes in accounting standards and regulatory capital implications, see “Part I - Item 1. Business - Supervision, Regulation, and Other Factors - Capital Requirements.”
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
Asset quality measures the performance of a borrower in repaying a loan, with interest, on time. While we believe that we manage asset quality through prudent underwriting practices and collection operations, it is possible that our asset quality could deteriorate, depending upon economic conditions and other factors. Our asset quality generally remains strong, but further economic disruption could negatively impact asset quality in future periods, particularly as to those borrowers in certain adversely and disproportionately impacted industries.
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
As of December 31, 2022, we and our consolidated subsidiaries had $4.11 billion of long-term debt outstanding. Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our debt, to refinance our debt, or to fund capital expenditures will depend on our future financial and operating performance and our ability to maintain adequate liquidity. Prevailing economic conditions (including interest rates), and regulatory constraints, including, among other things, distributions to us from our subsidiaries and required capital levels with respect to our subsidiary bank and financial subsidiaries, business, and other factors, many of which are beyond our control, may also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on maturity, and we may not be able to refinance any of our debt when needed on commercially reasonable terms or at all. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay investments in our business, sell assets, seek to obtain additional equity or debt financing, or restructure our debt on terms that may not be favorable to us.
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
For a discussion of current regulatory limits on our ability to pay dividends, see "Part I - Item 1. Business - Supervision, Regulation, and Other Factors - Payment of Dividends" and “Part I - Item 1A - Risk Factors - Compliance and Regulatory Risk - We may become subject to supervisory actions and enhanced regulation that could have a material adverse effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock and preferred stock” in this Report for further information.
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
The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our business, financial condition, or results of operations.
The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, clients, federal deposit insurance funds, and the banking system as a whole, not for the protection of our shareholders and creditors. We and Synovus Bank are subject to regulation and supervision by the Federal Reserve, the GA DBF, and the CFPB, among others. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts, and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves Synovus Bank must hold against deposits it takes, the types of deposits Synovus Bank may accept and the rates it may pay on such deposits, maintenance of adequate capital and liquidity, changes in the control of the company and Synovus Bank, restrictions on dividends, and establishment of new offices by Synovus Bank. We incur significant, recurring costs to comply with all applicable regulations and there is no guarantee that our compliance programs will ensure compliance with all applicable regulations. We must obtain approval from our regulators before engaging in certain activities, and there can be no assurance that any regulatory approvals we may require will be obtained, either in a timely manner or at all. In addition, new technologies could make regulatory compliance more challenging. Remaining compliant and receiving regulatory approvals is dependent on our ability to improve and develop our technological capabilities. Our regulators also have the ability to compel us to, or restrict us from, taking certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties, or damage to our reputation, all of which could have a material adverse effect on our business, financial condition, or results of operations.
We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations. These changes may result in increased costs of doing business and decreased revenue and net income, may reduce our ability to effectively compete to attract and retain clients, or make it less attractive for us to continue providing certain products and services. In particular, we expect that the Biden administration will continue to seek to implement a reform agenda. We also expect regulatory bodies such as the CFPB and FDIC to take a more aggressive enforcement stance and increase their focus and scrutiny on all consumer facing financial institutions. Any future changes in federal and state law and regulations, as well as the interpretations and implementations of such laws and regulations and enforcement practices, could affect us in substantial and unpredictable ways, including those listed above, impact the regulatory structure under which we operate, significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and modify our business strategy, limit our ability to pursue business opportunities in an efficient manner, or other ways that could have a material adverse effect on our business, financial condition, or results of operations.

We may become subject to supervisory actions and enhanced regulation that could have a material adverse effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock and preferred stock.
Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve, and separately the FDIC as the insurer of bank deposits, each has the authority to compel or restrict certain actions on our part if any of them determine that we have insufficient capital or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. In addition to examinations for safety and soundness, we and our subsidiaries also are subject to continuous examination by state and federal banking regulators, including the CFPB, for compliance with various laws and regulations, as well as consumer compliance initiatives. As a result of this regulatory oversight and examination process, our regulators may require us to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements, and consent or cease and desist orders, pursuant to which we could be required to take identified corrective actions to address cited concerns, or to refrain from taking certain actions.
If we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions, and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and our preferred stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, discontinue our share repurchase program, dispose of certain assets and liabilities within a prescribed period of time, or all of the above. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock.
We may be required to conserve capital or undertake additional strategic initiatives to improve our capital position due to changes in economic conditions or changes in regulatory capital rules.
We and Synovus Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the Federal Reserve may determine that a banking organization, based on its size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Moreover, federal bank regulators have issued a series of guidance and rulemakings applicable to large banks. While many of these do not currently apply to us due to our asset size, these issuances could impact industry capital standards and practices in many potentially unforeseeable ways. While we currently exceed all minimum regulatory capital requirements, are considered well-capitalized under applicable rules, and believe that we maintain an appropriate capital plan, there is no guarantee that we will not need to increase our capital levels in the future.
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
Market and Other General Risk
Inflationary pressures and rising prices could negatively impact our business, our profitability, and our stock price.
Inflation rose significantly during 2022 to levels not seen for over 40 years. Inflationary pressures are currently expected to continue into 2023. Prolonged periods of rising inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, rising inflation may lead to a decrease in consumer and client purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These rising inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer.
Unstable global economic conditions may have serious adverse consequences on our business, financial condition, and operations.
We are operating in an uncertain economic environment. The global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high rates of inflation, and uncertainty about economic stability and a potential recession. The U.S. government's decisions regarding its debt ceiling and the possibility that the U.S. could default on its debt obligations may cause further interest rate increases, disrupt access to capital markets, and deepen recessionary conditions. While our management team continually monitors market conditions and economic factors, throughout our footprint, we are unable to predict the duration or severity of such conditions or factors. If conditions were to worsen nationally, regionally, or locally, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for credit losses. Furthermore, the demand for loans and our other products and services could decline. An increase in our non-performing assets and related increases in our provision for loan losses, coupled with a potential decrease in the demand for loans and other products and services, could negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations, and future growth. Our clients may also be adversely impacted by changes in regulatory, trade (including tariffs), and tax policies and laws, all of which could reduce demand for loans and adversely impact our borrowers' ability to repay our loans.
In addition, the financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the current conflict between Russia and Ukraine, which is increasing volatility in commodity and energy prices, creating supply chain issues and causing instability in financial markets. Sanctions imposed by the U.S. and other countries in response to such conflict could further adversely impact the financial markets and the instability. The specific consequences of the conflict in Ukraine on our business is difficult to predict at this time, but in addition to inflationary pressures affecting our operations and those of our clients and borrowers, we may also experience an increase in cyberattacks against us, our clients and borrowers, service providers, and other third parties.
There can be no assurance that further deterioration in markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn or recession, volatile business environment, hostile third-party action, or continued unpredictable and unstable market conditions. The effects of any economic downturn or recession could continue for many years after the downturn or recession is considered to have ended.
The ongoing COVID-19 pandemic has adversely impacted, and could continue to adversely impact, Synovus’ business, financial condition, liquidity, capital, and results of operations.
While the level of disruption caused by, and the economic impact of, the COVID-19 pandemic lessened in 2022, there is no assurance that the pandemic will not worsen again, included as a result of the emergence of new strains of the virus, or another health related emergency will not emerge. Any worsening of the pandemic, a new health related emergency, and their effects on the economy could further impact our business, our provision and allowance for credit losses, and the value of certain assets that we carry on our balance sheet such as goodwill. Our clients, business partners, and third-party providers, including those who perform critical services for our business, may also be adversely affected.
ESG risks could adversely affect our reputation and shareholder, employee, client, and third party relationships and may negatively affect our stock price.
Our business faces increasing public scrutiny related to ESG activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as DEI, environmental stewardship, including with respect to climate change, human capital management, support for our local communities, corporate governance, and transparency, or fail to consider ESG factors in our business operations.
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
Climate change could adversely affect our business, affect client activity levels, and damage our reputation.
Concerns over the long-term impacts of climate change have led and will to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses are also changing their behavior and business preferences as a result of these concerns. New governmental regulations or guidance relating to climate change, as well as changes in consumers' and businesses' behaviors and business preferences, may affect whether and on what terms and conditions we will engage in certain activities or offer certain products or services. The governmental and supervisory focus on climate change could also result in our becoming subject to new or heightened regulatory requirements, such as requirements relating to operational resiliency or stress testing for various climate stress scenarios. Any such new or heightened requirements could result in increased regulatory, compliance or other costs, or higher capital requirements. In connection with the transition to a low carbon economy, legislative or public policy changes, and changes in consumer sentiment could negatively impact the businesses and financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. Our business, reputation, and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient.
Furthermore, the long-term impacts of climate change may have a negative impact on our clients and their business. Physical risks include extreme storms that damage or destroy property and inventory securing loans we make, or may interrupt our clients' business operations, putting them in financial difficulty, and increasing the risk of default. Our clients are also facing changes in energy and commodity prices driven by climate change, as well as new regulatory requirements resulting in increased operational costs.
As climate risk is interconnected with all key risk types, we continue to embed climate risk considerations into our risk management strategies. Due to the level of uncertainty around climate change, our risk management strategies may not be effective in fully mitigating climate risk exposure.
Interest rates on our outstanding financial instruments might be subject to change based on developments related to LIBOR, which could adversely affect our revenue, expense, and the value of our financial instruments.
On July 27, 2017, the FCA, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, a joint announcement by the Board of Governors of the Federal Reserve, the FDIC, and the OCC was released and included a statement that the administrator of LIBOR has announced it will consult on its intention to cease the publication of the one week and two month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publications on June 30, 2023. In the U.S., the Alternative Reference Rates Committee has proposed SOFR as the preferred alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. Treasury repurchase market. At this time, various iterations of the SOFR index are being used within the market, as are other indices such as the Bloomberg Short-Term Bank Yield index and the American Financial Exchange's Ameribor index. It is unclear as to the degree to which the market will adopt such non-LIBOR indices or how the industry may transition various products to an accepted alternative to LIBOR. The FRB rules implementing the LIBOR Act, adopted December 16, 2022, will replace LIBOR with benchmark rates based on SOFR in certain financial contracts after June 30, 2023, including U.S. contracts that do not mature before LIBOR ends and that lack adequate "fallback" provisions that would replace LIBOR with a practicable replacement benchmark rate.
The transition from LIBOR to another benchmark rate or rates is complex and could have a range of adverse effects on our business, financial condition, and results of operations. In particular, any such transition could:
•adversely affect the interest rates paid or received on, and the revenue and expense associated with, and the value of Synovus’ floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•result in disputes, litigation, or other actions with counterparties regarding the interpretation and enforceability of certain fallback language, or the absence of such language, in LIBOR-based instruments, including securities, derivatives, and loans;
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
The manner and impact of this transition, as well as the effect of these developments on Synovus’ funding costs, loan, and investment and trading securities portfolios, asset liability management, and business are uncertain.
Our concentrated operations in the Southeastern U.S. make us vulnerable to local economic conditions, local weather catastrophes, public health issues, and other external events, which could adversely affect our results of operations and financial condition.
Our operations are concentrated in the Southeastern U.S. in the states of Alabama, Florida, Georgia, South Carolina, and Tennessee. As a result, local economic conditions significantly affect the demand for loans and other products we offer to our clients (including real estate, commercial, and construction loans), the ability of borrowers to repay these loans, and the value of the collateral securing these loans. Economic downturns in these regions could adversely affect our currently performing loans, leading to future delinquencies or defaults and increases in our provision for credit losses.
In addition, the occurrence of events such as hurricanes, tropical storms, tornados, winter storms, flooding, and other large-scale weather catastrophes in and along the Gulf and the Atlantic coasts, as well as other parts of the Southeastern U.S., and further public health issues, such as pandemics or other widespread health emergencies, could adversely affect the condition of collateral associated with our loan portfolio, our general financial condition, or the results of our operations. Such areas could be adversely impacted by such events in those regions, the nature and severity of which are difficult to predict. Furthermore, climate change could increase the frequency and severity of these risks. These and other unpredictable external events could have an adverse effect on us in that such events could materially disrupt our operations or the ability or willingness of its clients to access the financial services offered by Synovus. These events could reduce our earnings and cause volatility in our financial results for any fiscal quarter or year and have a material adverse effect on our financial condition and/or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE.
ITEM 2. PROPERTIES
We and our subsidiaries own or lease all of the real property and/or buildings in which we operate our business. We believe that our properties are suitable for the purposes of our operations.
As of December 31, 2022, we and our subsidiaries owned 151 facilities encompassing 1,445,947 square feet and leased from third parties 118 facilities encompassing 1,207,333 square feet. The owned and leased facilities are primarily comprised of office space from which we conduct our business in our headquarters in Columbus, Georgia and throughout our footprint.
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
As of February 21, 2023, there were 146,045,164 shares of Synovus common stock issued and outstanding and 9,791 shareholders of record of Synovus common stock, some of which are holders in nominee name for the benefit of a number of different shareholders.
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
Stock Performance Graph
The following graph compares the yearly percentage change in cumulative shareholder return on Synovus stock with the cumulative total return of the Standard & Poor's 500 Index and the KBW Regional Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2017 and reinvestment of all dividends).

Table 2 - Stock Performance
	2017	2018	2019	2020	2021	2022
Synovus	$100.00	$68.26	$86.44	$76.18	$115.97	$94.08
Standard & Poor's 500 Index	100.00	95.61	125.70	148.81	191.48	156.77
KBW Regional Bank Index	100.00	82.51	102.20	93.33	127.53	118.71

Issuer Purchases of Equity Securities
The Company announced on January 20, 2022 that its Board of Directors authorized share repurchases of up to $300 million in 2022. Synovus did not complete any repurchases during the three months ended December 31, 2022.
The Company announced on January 18, 2023 that its Board of Directors authorized share repurchases of up to $300 million in 2023.
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
Economic Environment and Recent Events
The 2022 U.S. economy has been substantially impacted by high inflation that began in the middle of 2021. As a result, the Federal Reserve aggressively tightened monetary policy with the FOMC raising market interest rates 425 bps during 2022, and rates have since increased in early 2023 primarily due to persistent inflation that remains the largest headwind to the U.S. economy. The extent of interest rate increases and the period of time that higher rates will remain in effect depends greatly on the level of inflation and strength of the labor market.
Economic uncertainty and market disruptions outside of inflation remain, including geopolitical tensions primarily from Russia’s prolonged war in Ukraine, the relationship between the U.S. and China, and to a lesser extent, the lingering impact of the COVID-19 pandemic on global supply chains, tourism, business travel, immigration, and labor participation. However, these geopolitical uncertainties have served to strengthen the value of the U.S. dollar as global investors flock to higher quality U.S. assets.
U.S. fiscal policy has been expansionary since 2020 due to the COVID-19 pandemic, but government support is declining, while leaving a significant federal deficit and a looming Congressional debt ceiling debate in 2023. The Inflation Reduction Act (IRA) was signed into law in August 2022, which raises federal revenue by imposing an alternative corporate minimum tax if certain thresholds are met and a non-deductible excise tax on corporate share repurchases, while increasing federal spending to address climate change and reduce prescription drug and healthcare costs for lower-income households and seniors. While the IRA does not have a significant immediate impact on Synovus, it represents a shift from expansionary towards contractionary federal fiscal policy.
Despite certain economic headwinds discussed above, with an asset-sensitive balance sheet and our position in Southeast U.S. markets, Synovus believes it is well-positioned to execute on our 2023 outlook outlined below by focusing on productivity gains within our core businesses, continuing to benefit from contributions generated through our new growth initiatives and key talent additions, while maintaining a cautious and resilient risk profile through capital management, deposit generation across all business lines, and overall credit vigilance.
Overview of 2022 Financial Results
Net income available to common shareholders for 2022 was $724.7 million, or $4.95 per diluted common share, compared to $727.3 million, or $4.90 per diluted common share, in 2021. The year-over-year comparison was impacted by the rising rate environment, as the target Fed Funds rate increased 425 bps in 2022. Strong loan growth in 2022 contributed to a provision for credit losses of $84.6 million compared to provision reversals of $106.3 million in 2021, as the effects of the COVID-19 pandemic began to subside, and increased economic uncertainty related to inflationary concerns and geopolitical tensions increased.
Net interest income for 2022 was $1.80 billion, up $264.0 million, or 17%, from $1.53 billion in 2021, including $12.6 million in PPP fees during 2022 and $79.2 million in 2021. The net interest margin was 3.34% for 2022, an increase of 33 bps from 3.01% in 2021, aided by higher loan yields from increased market interest rates partially offset by higher deposit and wholesale funding costs.
Non-interest revenue for the year ended December 31, 2022 was $409.3 million, down $40.7 million, or 9%, compared to the year ended December 31, 2021 due primarily to industry-wide lower mortgage banking income and a decline in other non-interest revenue resulting from valuation adjustments on equity method investments partially offset by strong growth in core banking fees(1) and higher wealth revenue(2).
Non-interest expense for the year ended December 31, 2022 was $1.16 billion, an increase of $57.6 million, or 5%, compared to the year ended December 31, 2021. The increase in non-interest expense during 2022 primarily resulted from elevated performance incentives, merit and inflationary wage increases, headcount additions, resumption of normal business activities post-COVID-19, investments in new business initiatives and technology and operations infrastructure spend.
At December 31, 2022, total loans, net of deferred fees and costs of $43.72 billion, increased $4.40 billion, or 11%, from December 31, 2021. Growth was primarily in C&I and CRE loans, driven by strong commercial production, increased line utilization as well as lower levels of pay-off activity.

At December 31, 2022, credit quality metrics remained stable and at or near historical lows with NPA and NPL ratios of 0.33% and 0.29%, respectively, and total past dues of 0.15%, as a percentage of total loans. Net charge-offs for 2022 remained low at 0.13% of average loans, compared to 0.20% in 2021. The ACL at December 31, 2022 totaled $500.9 million, an increase of $31.4 million compared to December 31, 2021, resulting primarily from loan growth and an increase in unfunded commitments, mostly offset by decreased specific reserves and continued positive trends in our credit performance. The ACL to loans coverage ratio was 1.15% at December 31, 2022, a 4 bps decline from December 31, 2021.
Total period-end deposits were $48.87 billion at December 31, 2022, down $555.7 million, compared to year-end 2021, impacted by rate-driven outflows and normal client liquidity deployment. Overall deposit costs for 2022 were 38 bps, up 22 bps, compared to 16 bps for 2021, and were impacted by the FOMC's rate hikes in 2022, but also benefited from prudent pricing strategy and an extended lag on deposit pricing.
Our CET1 ratio of 9.63% at December 31, 2022 is well in excess of regulatory requirements and increased 13 bps compared to December 31, 2021, as over 70% of organic earnings for 2022 were retained to support core client growth while also returning approximately 30% to our shareholders through our common dividend. The Board recently approved a capital plan that includes a $0.04 increase in the quarterly common stock dividend to $0.38 per share, beginning with the quarterly dividend payable in April 2023, and authorized share repurchases of up to $300 million in 2023. Our capital priorities are focused on supporting core client growth and managing the CET1 ratio within our target operating range of 9.25% to 9.75%.
More detail on Synovus' financial results for 2022 and 2021 can be found in subsequent sections of this Report and detailed information on Synovus' financial results for 2020 can be found in "Part II Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of Synovus' 2020 Form 10-K.
(1)    Core banking fees consist of service charges on deposit accounts, card fees, and other non-interest revenue components including letter of credit fees, ATM fee income, line of credit non-usage fees, gains (losses) from sales of SBA loans, and miscellaneous other service charges.
(2) Wealth revenue consists of fiduciary and asset management, brokerage, and insurance revenue.
2023 Outlook
An overview of our outlook for the full year 2023, compared to 2022, which incorporates our strategic objectives, and is based on our current view of economic stability and growth in our footprint, includes:
•period-end loan growth(1) of 5% to 9%
•adjusted revenue growth(1)(2) of 8% to 12%
•adjusted non-interest expense(2) growth of 5% to 9%
•adjusted pre-provision net revenue growth(1)(2) of 11% to 15%
•effective income tax rate of 21% to 23%
•CET1 ratio operating range of 9.25% to 9.75%
(1)    Not adjusting for PPP loans or PPP revenue in 2023 outlook given relatively immaterial impact to 2022 actual financial results and 2023 forecasted financial results.
(2)    See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.

A summary of Synovus’ financial performance for the years ended December 31, 2022 and 2021 is set forth in the table below.

Table 3 - Consolidated Financial Highlights
	Years Ended December 31,
(dollars in thousands, except per share data)	2022	2021	Change
Net interest income	$1,796,900	$1,532,947	17%
Provision for (reversal of) credit losses	84,553	(106,251)	nm
Non-interest revenue	409,336	450,066	(9)
Total TE revenue	2,210,163	1,986,198	11
Non-interest expense	1,157,506	1,099,904	5
Income before income taxes	964,177	989,360	(3)
Net income	757,902	760,467	—
Net income available to common shareholders	724,739	727,304	—
Net income per common share, basic	4.99	4.95	1
Net income per common share, diluted	4.95	4.90	1
Return on average common equity	17.41%	15.56%	185	bps
Return on average assets	1.32	1.37	(5)
Efficiency ratio-TE	52.37	55.38	(301)

	As of and For The Years Ended December 31,
	2022	2021	Change
Loans, net of deferred fees and costs	$43,716,353	$39,311,958	11%
Total average loans	41,225,642	38,150,845	8
Core deposits (excludes brokered deposits)	43,572,554	46,592,276	(6)
Total deposits	48,871,559	49,427,276	(1)
Total average deposits	48,938,798	47,606,699	3
Net interest margin	3.34%	3.01%	33	bps
Dividend payout ratio(1)	27.49	26.95	54
Non-performing assets ratio	0.33	0.40	(7)
Non-performing loans ratio	0.29	0.33	(4)
Past due loans over 90 days	0.01	0.02	(1)
Net charge-off ratio	0.13	0.20	(7)

CET1 capital	$4,926,194	$4,388,618	12%
Tier 1 risk-based capital	5,463,339	4,925,763	11
Total risk-based capital	6,415,681	5,827,196	10
CET1 capital ratio	9.63%	9.50%	13	bps
Tier 1 risk-based capital ratio	10.68	10.66	2
Total risk-based capital ratio	12.54	12.61	(7)
Total shareholders’ equity to total assets ratio	7.49	9.24	(175)

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
In accordance with CECL, the ACL, which includes both the allowance for loan losses and the allowance for credit losses on unfunded loan commitments, represents management's best estimate of expected losses over the life of loans adjusted for prepayments, and over the life of loan commitments expected to fund. Synovus' loans and unfunded loan commitments are grouped based upon the nature of the loan type and the forecasted PD, adjusted for relevant forecasted macroeconomic factors comprising multiple weighted scenarios representing different plausible outcomes, and LGD, to determine the allowance for the majority of our portfolio. Expected credit losses are estimated over the contractual term of the loan, adjusted for expected prepayments and curtailments when appropriate. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made (which is two years for Synovus), the Company reverts, on a straight-line basis back to the historical rates over a one-year period. Life-of-loan loss percentages may also be adjusted, as necessary, for certain quantitative and qualitative factors that in management's judgment are necessary to reflect losses expected in the portfolio. These adjustments address inherent limitations in the quantitative model. Loans that do not share risk characteristics are individually evaluated on a loan-by-loan basis with specific reserves, if any, recorded as appropriate. Given the dynamic relationship between macroeconomic variables within an economic forecast, it is difficult to estimate the impact of a change in any one individual variable on the ACL. As a result, when formulating the quantitative estimate management uses a probability-weighted approach that incorporates a baseline forecast, an upside scenario reflecting an accelerated recovery, a downside scenario that reflects adverse economic conditions, and a scenario that assumes consistent slow growth that is less optimistic than the baseline.
To illustrate a hypothetical sensitivity analysis, management calculated a quantitative allowance using only the downside scenario. This downside scenario includes a severe deterioration in economic conditions compared to our baseline forecast. The downside forecast assumes a recession starting in the first quarter of 2023, as well as worsening inflation pressures which cause the Fed to raise interest rates higher than currently expected. Our quantitative CECL model is most sensitive to the unemployment rate, which peaks near 8% in the downside scenario, compared to the multi-scenario forecast’s weighted average peak of around 5%. Excluding the impact of qualitative considerations, using only the downside forecast scenario would result in a hypothetical increase over our reported ACL of approximately $296 million at December 31, 2022.
The sensitivity analysis result does not represent management’s view of expected credit losses nor is it intended to estimate future changes in allowance levels for reasons including, but not limited to, the following:
•management uses a weighted approach applied to multiple economic scenarios for its allowance estimation process;
•the impact of changes in economic variables are interrelated and nonlinear; therefore, the results of the analysis cannot be extrapolated to additional changes in economic variables;
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

Income Taxes
    The calculation of Synovus’ income tax provision is complex and requires the use of estimates and judgments in its determination. As part of Synovus’ overall business strategy, management must consider tax laws and regulations that apply to the specific facts and circumstances under consideration. As such, the Company is often required to exercise significant judgment regarding the interpretation of these tax laws and regulations, in which Synovus' anticipated and actual liability could significantly vary based upon the taxing authority’s interpretation. Specifically, significant estimates in accounting for income taxes relate to the valuation of deferred tax assets and liabilities, estimates of the realizability of deferred tax assets, including income tax credits and NOLs, and the need for a valuation allowance, the calculation of taxable income, the estimation of uncertain tax positions and the determination of temporary differences between book and tax bases. Adjustments to these items may occur due to modifications in tax rates, newly enacted laws, issuance of tax regulations, resolution of items with taxing authorities, alterations to interpretative statutory, judicial, and regulatory guidance that affects the Company’s tax positions, changes in the Company's tax accounting methods or elections, or other facts and circumstances. Management closely monitors tax developments and the potential timing of these changes in order to evaluate the effect they may have on the Company’s overall tax position and the estimates and judgments used in determining the income tax provision and records adjustments as necessary. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Income Taxes" in this Report for additional details.
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
The average balance of investment securities available for sale increased to $11.21 billion in 2022 from $9.60 billion in 2021, representing 20.7% and 18.8%, respectively, of average interest earning assets. The portfolio earned a taxable-equivalent yield of 1.87% and 1.46% for 2022 and 2021, respectively. As of December 31, 2022 and 2021, the estimated fair value of investment securities available for sale as a percentage of their amortized cost was 85.8% and 99.3%, respectively, with net unrealized losses increasing to $1.60 billion from $73.2 million, respectively, due to increases in market interest rates. The investment securities portfolio had a weighted average duration of 5.3 years at December 31, 2022, compared to 3.7 years at December 31, 2021.

The calculation of weighted average yields for investment securities available for sale displayed below is based on the amortized cost with effective yields also based upon contractual cash flows. Maturity information is presented based upon contractual maturity which may differ from actual maturity dates as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 4 - Maturities and Weighted Average Yields of Investment Securities Available for Sale
	December 31, 2022
(dollars in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Fair Value
U.S. Treasury securities	$24,293	$407,430	$40,090	$—	$471,813
U.S. Government agency securities	273	19,588	28,937	—	48,798
Mortgage-backed securities issued by U.S. Government agencies	—	517	4	792,228	792,749
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	4,451	102,400	6,788,219	6,895,070
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	88	11,808	643,231	655,127
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	540,820	203,757	61,368	805,945
Corporate debt securities and other debt securities	—	8,601	—	—	8,601
Total	$24,566	$981,495	$386,996	$8,285,046	$9,678,103

Weighted Average Yield
U.S. Treasury securities	3.22%	1.80%	0.91%	—%	1.78%
U.S. Government agency securities	5.09	1.40	3.66	—	2.71
Mortgage-backed securities issued by U.S. Government agencies	—	2.99	2.46	2.93	2.93
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2.43	2.33	2.09	2.09
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	5.38	4.75	5.03	5.03
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	2.71	1.55	2.55	2.38
Corporate debt securities and other debt securities	—	5.10	—	—	5.10
Total	3.24%	2.32%	1.90%	2.40%	2.37%

Loans
The following table shows loans by portfolio class and as a percentage of total loans, net of deferred fees and costs, as of December 31, 2022 and 2021.

Table 5 - Loans by Portfolio Class
	December 31,				December 31, 2022 vs. December 31, 2021 Change
	2022		2021
(dollars in thousands)	Total Loans	%	Total Loans	%
Commercial, financial, and agricultural	$13,874,416	31.8%	$12,147,858	30.9%	$1,726,558	14%
Owner-occupied	8,192,240	18.7	7,475,066	19.0	717,174	10
Total commercial and industrial	22,066,656	50.5	19,622,924	49.9	2,443,732	12
Investment properties	11,644,047	26.6	9,902,776	25.2	1,741,271	18
1-4 family properties	616,933	1.4	645,469	1.6	(28,536)	(4)
Land and development	389,333	0.9	466,866	1.2	(77,533)	(17)
Total commercial real estate	12,650,313	28.9	11,015,111	28.0	1,635,202	15
Consumer mortgages	5,214,443	11.9	5,068,998	12.9	145,445	3
Home equity	1,757,038	4.0	1,361,419	3.5	395,619	29
Credit cards	203,612	0.5	204,172	0.5	(560)	—
Other consumer loans	1,824,291	4.2	2,039,334	5.2	(215,043)	(11)
Total consumer	8,999,384	20.6	8,673,923	22.1	325,461	4
Loans, net of deferred fees and costs	$43,716,353	100.0%	$39,311,958	100.0%	$4,404,395	11%

At December 31, 2022, total loans, net of deferred fees and costs, of $43.72 billion, increased $4.40 billion, or 11%, from December 31, 2021. This included a $384.9 million decline in PPP loans, primarily from forgiveness, and growth primarily in C&I and CRE loans, driven by strong commercial production, increased line utilization as well as lower levels of pay-off activity. We expect loan growth in 2023 of 5% to 9%.
C&I loans remain the largest component of our loan portfolio, representing 50.5% of total loans, while CRE and consumer loans represent 28.9% and 20.6%, respectively. Our portfolio composition is guided by our strategic growth plan, in conjunction with a comprehensive concentration management policy which sets limits for C&I, CRE, and consumer loan levels as well as sub-categories therein.

U.S. Small Business Administration Paycheck Protection Program (PPP)
Synovus participated in the PPP, which is a loan program that originated from the CARES Act. The total balance of all PPP loans, net of unearned fees and costs, was $14.7 million as of December 31, 2022, compared to $399.6 million as of December 31, 2021. The decline of $384.9 million, or 96%, from 2021 was largely due to $378 million in forgiveness. The table below provides additional information on PPP loans.

Table 6 - PPP Loans

	Loan Balances
(in millions, except count data )	Fundings	2022 Forgiveness	Total Life-to-Date Forgiveness	End of Period, Net of Unearned Fees and Costs(1)
Phase 1 - 2020 Originations	$2,886	$35	$2,759	$3
Phase 2 - 2021 Originations	1,047	343	1,024	12
Total	$3,933	$378	$3,783	$15

(1) Equals fundings less forgiveness, pay-downs/pay-offs, and unearned net fees.

(dollars in millions)	Total Net Fees	Percent of Fundings	2022 Recognized Net Fees	Total Recognized Net Fees	Total Unrecognized or Remaining Net Fees	Contractual Maturity
Phase 1 - 2020 Originations	$94.9	3.3%	$0.3	$94.9	$—	2 years
Phase 2 - 2021 Originations	43.6	4.2	12.3	42.9	0.7	5 years
Total	$138.5	3.5%	$12.6	$137.8	$0.7

Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at December 31, 2022 were $34.72 billion, or 79.4%, of the total loan portfolio, compared to $30.64 billion, or 77.9% at December 31, 2021.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' loan portfolio and is primarily comprised of general middle market and commercial banking clients across a diverse set of industries. The following table shows the composition of the C&I loan portfolio aggregated by NAICS industry name and code. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of December 31, 2022, 94.4% (94.5% excluding PPP loans) of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral compared to 92.2% (94.1% excluding PPP loans) as of December 31, 2021. C&I loans grew $2.44 billion, or 12%, from December 31, 2021, as diverse growth from many of our Wholesale Banking sub-businesses and a slow down in pay-off activity were only slightly offset by a decline in PPP loans primarily due to forgiveness. The growth largely consisted of funded loan production and increased line utilization particularly in the finance and insurance, health care and social assistance, real estate and rental and leasing, manufacturing, and accommodation and food services industries.

Table 7 - Commercial and Industrial Loans by Industry
		December 31, 2022		December 31, 2021
(dollars in thousands)	NAICS Code	Amount	%(1)	Amount	%(1)
Health care and social assistance	62	$4,815,229	21.8%	$4,220,579	21.5%
Finance and insurance	52	3,726,279	16.9	2,520,480	12.8
Manufacturing	31-33	1,465,395	6.6	1,314,212	6.7
Accommodation and food services	72	1,377,738	6.2	1,231,801	6.3
Real estate and rental and leasing	5311	1,245,513	5.6	1,061,921	5.4
Wholesale trade	42	1,221,046	5.5	1,146,505	5.8
Construction	23	1,112,135	5.0	1,023,540	5.2
Retail trade	44-45	1,074,100	4.9	1,195,456	6.1
Professional, scientific, and technical services	54	944,939	4.3	928,436	4.7
Other services	81	929,777	4.2	1,004,448	5.1
Transportation and warehousing	48-49	892,479	4.0	852,969	4.3
Real estate other	53	788,457	3.6	752,997	3.8
Public administration	92	487,583	2.2	407,451	2.1
Arts, entertainment and recreation	71	476,534	2.2	534,597	2.7
Educational services	61	420,343	1.9	427,456	2.2
Other industries	(2)	353,492	1.7	278,760	1.5
Administration, support, waste management, and remediation	56	253,459	1.2	246,638	1.3
Agriculture, forestry, fishing, and hunting	11	250,216	1.1	285,372	1.5
Information	51	231,942	1.1	189,306	1.0
Total C&I loans		$22,066,656	100.0%	$19,622,924	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
(2) Comprised of NAICS industries that are less than 1% of total C&I loans.
At December 31, 2022, $13.87 billion of C&I loans, or 31.8% of the total loan portfolio (including PPP loans of $14.7 million net of unearned fees and costs), represented loans for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At December 31, 2022, $8.19 billion of C&I loans, or 18.7% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominately secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans primarily consist of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Total CRE loans of $12.65 billion increased $1.64 billion, or 15%, from December 31, 2021 primarily due to growth from funded loan production and construction line utilization, primarily in the multi-family and medical office sectors, as well as a deceleration in pay-off activity.
Investment Properties Loans
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, office buildings, hotels, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of December 31, 2022 were $11.64 billion, or 92.0% of the CRE loan portfolio, and 26.6% of the total loan portfolio, up $1.74 billion, or 18%, compared to $9.90 billion, or 89.9% of the CRE loan portfolio, and 25.2% of the total loan portfolio at December 31, 2021. All sub-categories experienced growth with the exception of shopping centers, which was down by $251.5 million, or 15%, from December 31, 2021.

The following table shows the principal categories of the investment properties loan portfolio at December 31, 2022 and 2021.

Table 8 - Investment Properties Loan Portfolio
	December 31,
	2022		2021
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Office buildings	$3,011,911	25.9%	$2,511,058	25.4%
Multi-family	3,134,571	26.9	2,129,424	21.5
Shopping centers	1,403,928	12.0	1,655,465	16.7
Hotels	1,708,194	14.7	1,537,060	15.5
Warehouses	1,035,152	8.9	801,639	8.1
Other investment property	1,350,291	11.6	1,268,130	12.8
Total investment properties loans	$11,644,047	100.0%	$9,902,776	100.0%

(1)    Loan balance in each category expressed as a percentage of total investment properties loans.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At December 31, 2022, 1-4 family properties loans totaled $616.9 million, or 4.9% of the CRE loan portfolio, and decreased $28.5 million from December 31, 2021.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $389.3 million at December 31, 2022 declined $77.5 million from December 31, 2021.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network including first and second residential mortgages, home equity, and consumer credit card loans, as well as both secured and unsecured loans from third-party lending. As of December 31, 2022 and 2021, weighted average FICO scores within the residential real estate portfolio based on committed balances were 793 and 792 for home equity and 780 and 777 for consumer mortgages, respectively.
Consumer loans at December 31, 2022 increased $325.5 million, or 4%, compared to December 31, 2021. Home equity increased $395.6 million from December 31, 2021, largely due to increased demand for home equity products as property values have increased, and interest rates for home equity products have remained low relative to unsecured consumer financing products. Mortgage loans increased $145.4 million from December 31, 2021 despite lower production, largely due to slower prepayments and refinances as a result of substantial increases in mortgage rates. Other consumer loans decreased $215.0 million from December 31, 2021, as third-party lending payment activity more than offset purchases of $514.5 million.

The table below shows the maturities of loans, net of deferred fees and costs, as of December 31, 2022. Also provided are the amounts due after one year, classified according to the sensitivity in interest rates. Actual repayments of loans may differ from the contractual maturities reflected therein because borrowers have the right to prepay obligations with and without prepayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could create differences between the contractual maturities and the actual repayment of such loans.

Table 9 - Loan Maturities and Interest Rate Sensitivity
	December 31, 2022
(in thousands)	One Year Or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total
Commercial, financial, and agricultural	$2,084,001	$8,146,728	$3,218,010	$425,677	$13,874,416
Owner-occupied	1,117,688	4,592,401	2,479,204	2,947	8,192,240
Total commercial and industrial	3,201,689	12,739,129	5,697,214	428,624	22,066,656
Investment properties	1,501,899	8,286,879	1,849,158	6,111	11,644,047
1-4 family properties	232,905	316,316	65,722	1,990	616,933
Land and development	202,760	176,774	9,713	86	389,333
Total commercial real estate	1,937,564	8,779,969	1,924,593	8,187	12,650,313
Consumer mortgages	163,874	45,109	478,164	4,527,296	5,214,443
Home equity	39,682	180,675	152,429	1,384,252	1,757,038
Credit cards	203,612	—	—	—	203,612
Other consumer loans	79,667	1,072,608	588,548	83,468	1,824,291
Total consumer	486,835	1,298,392	1,219,141	5,995,016	8,999,384
Loans, net of deferred fees and costs	$5,626,088	$22,817,490	$8,840,948	$6,431,827	$43,716,353

Loans due after one year:			Fixed Interest Rate	Floating or Adjustable Interest Rate	Total
Commercial, financial, and agricultural			$2,318,636	$9,471,779	$11,790,415
Owner-occupied			3,217,315	3,857,237	7,074,552
Total commercial and industrial			5,535,951	13,329,016	18,864,967
Investment properties			2,687,697	7,454,451	10,142,148
1-4 family properties			305,966	78,062	384,028
Land and development			97,645	88,928	186,573
Total commercial real estate			3,091,308	7,621,441	10,712,749
Consumer mortgages			4,384,469	666,100	5,050,569
Home equity			505,607	1,211,749	1,717,356
Other consumer loans			1,311,882	432,742	1,744,624
Total consumer			6,201,958	2,310,591	8,512,549
Loans, net of deferred fees and costs			$14,829,217	$23,261,048	$38,090,265

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the composition of period-end deposits for 2022 and 2021. See Table 13 - Average Balances, Interest, and Yields/Rates in this Report for information on average deposits including average rates paid in 2022, 2021, and 2020.

Table 10 - Composition of Period-end Deposits
	2022		2021
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Non-interest-bearing demand deposits(2)	$14,574,451	29.8%	$15,242,839	30.9%
Interest-bearing demand deposits(2)	5,761,355	11.8	6,346,959	12.9
Money market accounts(2)	12,480,709	25.5	14,886,424	30.1
Savings deposits(2)	1,396,431	2.9	1,404,428	2.8
Public funds	6,635,552	13.6	6,284,553	12.7
Time deposits(2)	2,724,056	5.6	2,427,073	4.9
Brokered deposits	5,299,005	10.8	2,835,000	5.7
Total deposits	$48,871,559	100.0%	$49,427,276	100.0%
Core deposits(3)	$43,572,554	89.2%	$46,592,276	94.3%

(1)    Deposits balance in each category expressed as percentage of total deposits.
(2)    Excluding any public funds or brokered deposits.
(3)    Core deposits exclude brokered deposits.
Total period-end deposits were $48.87 billion at December 31, 2022, down $555.7 million, or 1%, compared to year-end 2021, impacted by rate-driven outflows and normal client liquidity deployment. Core deposits decreased $3.02 billion, or 6%, compared to December 31, 2021 with declines in most categories, mostly offset by a $2.46 billion increase in brokered deposits. On an average basis, total deposits of $48.94 billion were up $1.33 billion, or 3%, compared to the prior year, driven primarily by growth in non-interest-bearing demand deposits as this meaningful component of our overall funding strategy has helped manage our total funding costs in the rising rate environment. Overall deposit costs for 2022 were 38 bps, up 22 bps, compared to 16 bps for 2021, and were impacted by the FOMC's rate hikes of 425 bps in 2022, but also benefited from prudent pricing strategy and an extended lag on deposit pricing.
As of December 31, 2022 and 2021, $25.08 billion and $25.91 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.
The following table shows the portion of time deposits that are uninsured, by remaining time until maturity, at December 31, 2022.

Table 11 - Maturity Distribution of Uninsured Time Deposits
(in thousands)	December 31, 2022
3 months or less	$161,724
Over 3 months through 6 months	205,222
Over 6 months through 12 months	476,827
Over 12 months	356,188
Total outstanding	$1,199,961

Net Interest Income
The following table summarizes the components of net interest income for the years ended December 31, 2022, 2021, and 2020, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 21% federal income tax rate for the three years shown.

Table 12 - Net Interest Income	Years Ended December 31,
(in thousands)	2022	2021	2020
Interest income	$2,075,787	$1,653,343	$1,804,495
Taxable-equivalent adjustment	3,927	3,185	3,424
Interest income, taxable-equivalent	2,079,714	1,656,528	1,807,919
Interest expense	278,887	120,396	291,747
Net interest income, taxable-equivalent	$1,800,827	$1,536,132	$1,516,172

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
The net interest margin was 3.34% for 2022, an increase of 33 bps from 3.01% in 2021, due primarily to the increase in market interest rates, as the Company's overall asset sensitive position results in a benefit to net interest income in a rising rate environment, in addition to average growth in loans, net of deferred fees and costs, and investment securities available for sale. 2022 also included $12.6 million in PPP fees, a decline of $66.6 million compared to $79.2 million in 2021. The yield on earning assets increased 60 bps to 3.84% from 3.24% in 2021, while the effective cost of funds increased 27 bps to 0.50% from 0.23% in 2021.
The primary components of the yield on interest earning assets are loan yields, yields on investment securities, and the yield on balances held with the Federal Reserve Bank. Loan yields increased 49 bps as a result of the FOMC's rate hikes, and yields on investment securities increased 41 bps due primarily to higher reinvestment yield and lower prepayments compared to 2021. The increase in average loans was primarily attributable to growth in commercial production and line utilization in addition to a deceleration in pay-off activity. Earning asset yields were also positively impacted by the decrease in cash balances held with the Federal Reserve Bank as compared to the prior year.
The increase in the effective cost of funds during 2022 was primarily driven by increases in market interest rates despite disciplined deposit pricing.
Earning Assets and Sources of Funds
Average total assets for 2022 increased $2.24 billion, or 4%, to $57.61 billion as compared to average total assets of $55.37 billion for 2021. Average interest earning assets increased $3.05 billion, or 6%, in 2022 as compared to the prior year and represented 94.1% of average total assets for 2022, as compared to 92.4% in 2021. The increase in average earning assets resulted primarily from a $3.07 billion increase in average total loans, net of deferred fees and costs, which included a decrease of $1.40 billion in average PPP loans, and a $1.61 billion increase in average investment securities available for sale. These increases were partially offset by a $1.74 billion decrease in average interest-bearing funds held at the Federal Reserve Bank.
Average interest-bearing liabilities for 2022 of $34.88 billion increased $1.16 billion, or 3%, from $33.72 billion in 2021. The increase in average interest-bearing liabilities resulted largely from a $796.3 million, or 66%, increase in long-term debt primarily from FHLB advances, a $616.2 million increase in brokered deposits, a $466.2 million increase in other short-term borrowings largely due to FHLB advances, and a $326.6 million increase in average interest-bearing demand deposits, partially offset by a $963.3 million, or 27%, decrease in average time deposits largely as a result of rate-driven and normal client liquidity deployment.

Average non-interest bearing demand deposits increased $1.43 billion, or 9%, compared to 2021, as these deposits continue to be a meaningful component of our funding strategy and have helped manage total funding costs in the rising rate environment.

Table 13 - Average Balances, Interest, and Yields/Rates
	2022			2021			2020
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest earning assets:
Commercial loans (1)(2)(3)	$32,402,218	$1,448,463	4.47%	$29,630,598	$1,150,835	3.88%	$29,820,972	$1,209,972	4.06%
Consumer loans(1)(2)	8,823,424	361,524	4.10	8,520,247	334,917	3.93	9,274,347	393,908	4.25
Less: Allowance for loan losses	(421,506)	—	—	(537,324)	—	—	(513,743)	—	—
Loans, net	40,804,136	1,809,987	4.44	37,613,521	1,485,752	3.95	38,581,576	1,603,880	4.16
Investment securities available for sale	11,208,886	209,951	1.87	9,603,343	140,077	1.46	7,006,894	178,582	2.55
Trading account assets	13,374	261	1.95	5,613	87	1.55	6,593	121	1.84
Interest earning deposits with banks	30,300	267	0.88	23,235	82	0.35	21,081	197	0.94
Interest-bearing funds with Federal Reserve Bank	1,143,245	18,117	1.56	2,885,418	3,777	0.13	1,442,609	2,839	0.19
Federal funds sold and securities purchased under resale agreements	47,108	372	0.78	93,457	53	0.06	124,460	149	0.12
FHLB and Federal Reserve Bank stock	214,289	6,722	3.14	159,176	2,891	1.82	223,606	7,073	3.16
Mortgage loans held for sale	75,325	3,353	4.45	203,840	5,935	2.91	215,788	6,412	2.97
Other loans held for sale	682,961	30,684	4.43	580,162	17,874	3.04	265,764	8,666	3.21
Total interest earning assets	54,219,624	$2,079,714	3.84%	51,167,765	$1,656,528	3.24%	47,888,371	$1,807,919	3.78%
Cash and due from banks	574,250			561,170			531,963
Premises and equipment	385,622			445,333			481,371
Other real estate	6,356			1,522			9,740
Cash surrender value of bank-owned life insurance	1,078,653			1,058,966			1,003,560
Other assets(4)	1,345,568			2,133,725			2,223,033
Total assets	$57,610,073			$55,368,481			$52,138,038
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,027,636	$25,912	0.29%	$8,701,078	$9,844	0.11%	$7,510,429	$19,034	0.25%
Money market accounts	15,385,765	79,567	0.52	15,607,034	27,556	0.18	12,873,157	63,974	0.50
Savings deposits	1,481,372	399	0.03	1,335,269	229	0.02	1,056,777	247	0.02
Time deposits	2,667,101	13,902	0.52	3,630,401	18,107	0.50	5,743,885	88,289	1.54
Brokered deposits	3,644,957	67,452	1.85	3,028,797	19,183	0.63	3,926,580	46,233	1.18
Federal funds purchased and securities sold under repurchase agreements	205,753	1,308	0.63	210,949	128	0.06	192,967	274	0.14
Other short-term borrowings	466,254	10,945	2.32	8	—	—	493,426	7,643	1.52
Long-term debt	1,999,595	79,402	3.95	1,203,282	45,349	3.77	2,322,717	66,053	2.83
Total interest-bearing liabilities	34,878,433	$278,887	0.78%	33,716,818	$120,396	0.35%	34,119,938	$291,747	0.84%
Non-interest-bearing demand deposits	16,731,967			15,304,120			11,925,114
Other liabilities	1,298,972			1,135,565			1,020,905
Shareholders' equity	4,700,701			5,211,978			5,072,081
Total liabilities and shareholders' equity	$57,610,073			$55,368,481			$52,138,038
Net interest income, taxable-equivalent net interest margin		$1,800,827	3.34%		$1,536,132	3.01%		$1,516,172	3.18%
Less: taxable-equivalent adjustment		3,927			3,185			3,424
Net interest income		$1,796,900			$1,532,947			$1,512,748

(1)Average loans are shown net of deferred fees and costs. NPLs are included.
(2)Interest income includes net loan fees as follows: 2022 — $57.3 million, 2021 — $115.5 million, and 2020 — $76.1 million.
(3)Reflects taxable-equivalent adjustments, using the statutory federal tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(4)Includes average net unrealized gains (losses) on investment securities available for sale of $(985.6) million, $46.0 million, and $197.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Table 14 - Rate/Volume Analysis	2022 Compared to 2021 Change Due to(1)			2021 Compared to 2020 Change Due to(1)
(in thousands)	Volume/Mix	Yield/Rate	Net Change	Volume/Mix	Yield/Rate	Net Change
Interest earned on:
Commercial loans(2)	$107,539	$190,089	$297,628	$(7,729)	$(51,408)	$(59,137)
Consumer loans	11,915	14,692	26,607	(32,049)	(26,942)	(58,991)
Investment securities	23,441	46,433	69,874	66,209	(104,714)	(38,505)
Trading account assets	120	54	174	(18)	(16)	(34)
Interest earning deposits with banks	25	160	185	20	(135)	(115)
Interest-bearing funds with Federal Reserve Bank	(2,265)	16,605	14,340	2,741	(1,803)	938
Federal funds sold and securities purchased under resale agreements	(28)	347	319	(34)	(62)	(96)
FHLB and Federal Reserve Bank stock	1,003	2,828	3,831	(2,036)	(2,146)	(4,182)
Mortgage loans held for sale	(3,740)	1,158	(2,582)	(355)	(122)	(477)
Other loans held for sale	3,125	9,685	12,810	10,092	(884)	9,208
Total interest income	141,135	282,051	423,186	36,841	(188,232)	(151,391)

Interest paid on:
Interest-bearing demand deposits	359	15,709	16,068	2,977	(12,167)	(9,190)
Money market accounts	(398)	52,409	52,011	13,669	(50,087)	(36,418)
Savings deposits	29	141	170	56	(74)	(18)
Time deposits	(4,817)	612	(4,205)	(32,548)	(37,634)	(70,182)
Brokered deposits	3,882	44,387	48,269	(10,594)	(16,456)	(27,050)
Federal funds purchased and securities sold under repurchase agreements	(3)	1,183	1,180	25	(171)	(146)
Other short-term borrowings	10,945	—	10,945	(7,500)	(143)	(7,643)
Long-term debt	30,021	4,032	34,053	(31,680)	10,976	(20,704)
Total interest expense	40,018	118,473	158,491	(65,595)	(105,756)	(171,351)
Net interest income, taxable-equivalent	$101,117	$163,578	$264,695	$102,436	$(82,476)	$19,960

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

Non-interest Revenue
Non-interest revenue for the year ended December 31, 2022 was $409.3 million, down $40.7 million, or 9%, compared to the year ended December 31, 2021 due primarily to industry-wide lower mortgage banking income, a decline in other non-interest revenue resulting from valuation adjustments on equity method investments, and lower BOLI income from decreased life insurance proceeds partially offset by strong growth in core banking fees(1) and higher wealth revenue(2).
The following table shows the principal components of non-interest revenue.

Table 15 - Non-interest Revenue
	Years Ended December 31,			December 31, 2022 vs December 31, 2021
(in thousands)	2022	2021	2020	$ Change	% Change
Service charges on deposit accounts	$93,067	$86,310	$73,132	$6,757	8%
Fiduciary and asset management fees	78,414	77,147	63,251	1,267	2
Card fees	61,833	51,399	42,702	10,434	20
Brokerage revenue	67,034	56,439	44,781	10,595	19
Mortgage banking income	17,476	54,371	91,413	(36,895)	(68)
Capital markets income	26,702	26,118	27,336	584	2
Income from bank-owned life insurance	29,720	38,019	31,297	(8,299)	(22)
Investment securities gains (losses), net	—	(799)	78,931	799	nm
Other non-interest revenue	35,090	61,062	53,670	(25,972)	(43)
Total non-interest revenue	$409,336	$450,066	$506,513	$(40,730)	(9)%

Core banking fees(1)	$180,882	$165,481	$138,359	$15,401	9%
Wealth revenue(2)	$153,341	$143,058	$115,359	$10,283	7%

(1)    Core banking fees consist of service charges on deposit accounts, card fees, and other non-interest revenue components including letter of credit fees, ATM fee income, line of credit non-usage fees, gains (losses) from sales of SBA loans, and miscellaneous other service charges.
(2) Wealth revenue consists of fiduciary and asset management, brokerage, and insurance revenue.
Service charges on deposit accounts, consisting of account analysis fees, NSF fees, and all other service charges, increased during 2022 compared to 2021. The largest category of service charges, account analysis fees, were $40.1 million for 2022, up $1.4 million, or 4%, from 2021. NSF fees for 2022 and 2021 comprised 32% and 31%, respectively, of service charges on deposit accounts and 7% and 6%, respectively, of total non-interest revenue. All other service charges on deposit accounts, which consist primarily of monthly fees on consumer demand deposits and small business accounts, were $23.1 million for 2022, up $1.8 million, or 8%, compared to 2021.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, financial planning, and family office services. The slight increase in fiduciary and asset management fees for 2022 was driven by solid client acquisition despite headwinds from a decline in the equity markets.
Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant revenue. Card fees are reported net of certain associated expense items including client loyalty program expense and network expense. Merchant revenue relates to the fees that are charged to merchant clients based on a percentage of their credit or debit card transaction volume amounts. The strong increase in 2022 from 2021 resulted from increased transaction volumes from both consumer and commercial spend activity and account growth as we continue to invest in our Treasury and Payment solutions business as well as higher merchant revenue.
Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of client assets. The increase in 2022 over 2021 was largely driven by benefits from client activity including movement into short-term investments such as repurchase agreements in the face of challenging equity markets.
Mortgage banking income, consisting of net gains on loan origination/sales activities, was significantly lower compared to 2021, driven largely by the continued depressed residential mortgage environment with substantial increases in mortgage rates reducing refinancing and new-purchase volumes and compressing secondary margins. Gains on sale declined $32.8 million as a result of $913.1 million, or 54%, lower loan sales and a $870.8 million, or 54%, decrease in secondary market mortgage production compared to 2021.
Capital markets income primarily includes fee income from client derivative transactions. Additionally, capital markets income includes fee income from debt capital market transactions and foreign exchange as well as other miscellaneous income from capital market transactions. The increase for 2022 was primarily a result of a $1.6 million increase in loan syndication arranger fees partially offset by a $834 thousand decrease in fees on client derivative transactions.
Income from BOLI, includes increases in the cash surrender value of policies and proceeds from insurance benefits. The decrease in 2022 was driven by a $8.0 million decrease in proceeds from insurance benefits.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges and loan servicing fees, income from insurance commissions, earnings on equity method investments, gains (losses) from sales of SBA loans, and other miscellaneous items. 2022 included a $7.0 million write-down on a minority Fintech investment and an $8.5 million decrease compared to 2021 related to unfavorable valuation adjustments on tax-related equity investment partnerships. 2022 also included a $6.9 million reduction in the fair value of non-qualified deferred compensation plan assets (offset in non-interest expense).
Non-interest Expense
Non-interest expense for the year ended December 31, 2022 was $1.16 billion, an increase of $57.6 million, or 5%, compared to the year ended December 31, 2021. The increase in non-interest expense during 2022 primarily resulted from elevated performance incentives, merit and inflationary wage increases, headcount additions, resumption of normal business activities post-COVID-19, investments in new business initiatives and technology and operations infrastructure spend.
The following table summarizes non-interest expense for the years ended December 31, 2022, 2021, and 2020.

Table 16 - Non-interest Expense
	Years Ended December 31,			December 31, 2022 vs December 31, 2021
(in thousands)	2022	2021	2020	$ Change	% Change
Salaries and other personnel expense	$681,710	$649,426	$618,214	$32,284	5%
Net occupancy, equipment, and software expense	174,730	169,222	169,658	5,508	3
Third-party processing and other services	88,617	86,688	87,992	1,929	2
Professional fees	37,189	32,785	56,899	4,404	13
FDIC insurance and other regulatory fees	29,083	22,355	25,210	6,728	30
Amortization of intangibles	8,472	9,516	10,560	(1,044)	(11)
Goodwill impairment	—	—	44,877	—	nm
Restructuring charges	(9,690)	7,223	26,991	(16,913)	nm
Valuation adjustment to Visa derivative	6,000	2,656	890	3,344	nm
Loss on early extinguishment of debt	677	—	10,466	677	nm
Earnout liability adjustments	—	507	4,908	(507)	nm
Other operating expense	140,718	119,526	122,909	21,192	18
Total non-interest expense	$1,157,506	$1,099,904	$1,179,574	$57,602	5%

Salaries and other personnel expense increased compared to 2021, primarily due to the impacts of elevated performance incentives, merit and inflationary wage increases, and headcount additions partially offset by a reduction in the fair value of the non-qualified deferred compensation liability (offset in non-interest revenue) and lower mortgage production-based commissions. Synovus employees totaled 5,114, up 126, or 3%, from December 31, 2021 as a result of headcount additions in areas associated with strategic revenue growth and certain critical support functions.
Net occupancy, equipment, and software expense increased compared to 2021, due primarily to continued investments in technology and operations infrastructure partially offset by savings from branch closures. Synovus Bank operated 246 branches at December 31, 2022, compared to 281 branches at December 31, 2021, following the closing of 36 branches and opening of 1 new branch during 2022.
Third-party processing and other services expense includes all third-party core operating system and processing charges as well as third-party loan servicing charges. Third-party processing expense increased compared to 2021, mostly due to enhancements associated with technology and operations infrastructure investments and new business initiatives somewhat offset by higher 2021 expense associated with PPP loan forgiveness.
Professional fees increased compared to 2021, primarily from higher consulting fees largely related to new business initiatives, technology and operations infrastructure investments, sustainability strategies for our clients, and increased legal fees from various matters, including new business initiatives and credit-related items.

FDIC insurance and other regulatory fees increased compared to 2021, largely due to higher assessment rates primarily driven by asset growth, funding composition, and redemption of Synovus Bank's 2.289% Fixed-to-Floating Rate Senior Notes. In October 2022, the FDIC voted to increase the deposit insurance assessment rate by 2 bps beginning in the first quarter of 2023, which will significantly increase FDIC insurance expense industry-wide in 2023.
During the years ended December 31, 2022 and 2021, Synovus recorded restructuring charges (reversals) of $(9.7) million and $7.2 million, respectively, which included $364 thousand and $2.3 million, respectively, of severance charges. During the years ended December 31, 2022 and 2021, $4.8 million and $4.6 million, respectively, in lease termination charges and asset impairment charges were recorded related to branch closures and restructuring of corporate real estate as part of a large-scale property optimization program. Asset impairment charges during the years ended December 31, 2022 and 2021 were net of $15.4 million and $5.4 million, respectively, in gains on sales of certain building and branch locations, including the sale of real estate facilities in Columbus, Georgia in 2022.
For the year ended December 31, 2022, Synovus recorded $6.0 million in valuation adjustments to the Visa derivative following Visa's announcements to authorize the deposit of funds into its litigation escrow account, which totaled $950 million in 2022. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for additional information on the Visa derivative.
On February 10, 2022, Synovus Bank redeemed its 2.289% Fixed-to-Floating Rate Bank Senior Notes of $400 million par value and incurred a $677 thousand loss on early extinguishment of debt.
Other operating expense includes advertising, travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expense. The increase over prior year was primarily related to an increase in fraud-related losses and other operational losses, loan expense due to elevated production, resumption of normal business activities post-COVID-19, and increased 2022 advertising expense resulting from the launch of our newly developed brand positioning and campaign.
Income Taxes
Income tax expense was $206.3 million for the year ended December 31, 2022, compared to $228.9 million and $111.0 million for the years ended December 31, 2021 and 2020, respectively. The effective income tax rate for the years ended December 31, 2022, 2021 and 2020 was 21.4%, 23.1% and 22.9%, respectively. The most significant factor of the decrease in the effective tax rate in 2022 compared to the prior year related to changes in the composition of state tax and apportionment rates.
Deferred tax assets represent amounts available to reduce income taxes payable in future years. At December 31, 2022, net deferred tax assets were $595.3 million compared to $169.1 million at December 31, 2021.
Synovus regularly assesses the realizability of its net deferred tax assets based upon all available evidence, both positive and negative. Based upon the assessment, Synovus established a valuation allowance of $19.1 million at December 31, 2022 and $19.0 million at December 31, 2021, on the portion of its federal and state NOLs that are not expected to be utilized prior to expiration in years 2027 through 2042. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Income Taxes" of this Report for additional discussion regarding deferred income taxes.

Credit Quality
Synovus diligently monitors the quality of its loan portfolio by industry, property type, and geography through a thorough portfolio review process and our analytical risk management tools. At December 31, 2022, credit quality metrics remained stable and at or near historical lows with NPA and NPL ratios of 0.33% and 0.29%, respectively, and total past dues of 0.15%, as a percentage of total loans. Net charge-offs for 2022 remained low at $53.2 million, or 0.13%, of average loans.

Table 17 - Selected Credit Quality Metrics
	December 31,
(dollars in thousands)	2022	2021	2020
Non-performing loans	$128,061	$131,042	$151,079
Impaired loans held for sale	—	—	23,590
ORE and other assets	15,320	27,137	17,394
Non-performing assets	$143,381	$158,179	$192,063
Loans 90 days past due and still accruing	$3,373	$6,770	$4,117
As a % of loans	0.01%	0.02%	0.01%
Total past due loans and still accruing	$65,568	$57,565	$47,349
As a % of loans	0.15%	0.15%	0.12%
Accruing TDRs	$146,840	$119,804	$134,972
Non-performing loans as a % of total loans	0.29%	0.33%	0.39%
Non-performing assets as a % of total loans, impaired loans held for sale, ORE, and specific other assets	0.33	0.40	0.50
Total loans	$43,716,353	$39,311,958	$38,252,984
Net charge-offs	53,156	77,788	94,712
Net charge-offs/average loans	0.13%	0.20%	0.24%
Provision for (reversal of) loan losses	$68,983	$(100,351)	$336,052
Provision for (reversal of) unfunded commitments	15,570	(5,900)	18,970
Provision for (reversal of) credit losses	$84,553	$(106,251)	$355,022
Allowance for loan losses	$443,424	$427,597	$605,736
Reserve for unfunded commitments	57,455	41,885	47,785
Allowance for credit losses	$500,879	$469,482	$653,521
ACL to loans coverage ratio	1.15%	1.19%	1.71%
ALL to loans coverage ratio	1.01	1.09	1.58
ACL/NPLs	391.13	358.27	432.57
ALL/NPLs	346.26	326.31	400.94

Non-performing Assets
Total NPAs were $143.4 million at December 31, 2022, a $14.8 million, or 9%, decrease from December 31, 2021 primarily due to ORE dispositions. Total NPAs as a percentage of total loans, other loans held for sale, ORE and specific other assets declined 7 bps to 0.33% at December 31, 2022 compared to December 31, 2021. NPLs were $128.1 million at December 31, 2022, a $3.0 million, or 2%, decrease from December 31, 2021.

The following table shows the components of NPAs by portfolio class at December 31, 2022 and 2021.

Table 18 - NPAs by Portfolio Class
	December 31,
	2022			2021
(in thousands)	NPLs	ORE and Other Assets	Total NPAs	NPLs	ORE and Other Assets	Total NPAs
Commercial, financial, and agricultural	$59,307	$—	$59,307	$61,787	$—	$61,787
Owner-occupied	10,104	—	10,104	11,196	11,393	22,589
Total commercial and industrial	69,411	—	69,411	72,983	11,393	84,376
Investment properties	3,473	—	3,473	5,850	223	6,073
1-4 family properties	3,122	—	3,122	4,563	—	4,563
Land and development	1,158	—	1,158	1,918	176	2,094
Total commercial real estate	7,753	—	7,753	12,331	399	12,730
Consumer mortgages	36,847	—	36,847	29,078	25	29,103
Home equity	6,830	—	6,830	9,773	—	9,773
Other consumer loans	7,220	—	7,220	6,877	—	6,877
Total consumer	50,897	—	50,897	45,728	25	45,753
Other assets	—	15,320	15,320	—	15,320	15,320
Total	$128,061	$15,320	$143,381	$131,042	$27,137	$158,179

Troubled Debt Restructurings
At December 31, 2022, TDRs (accruing and non-accruing) were $156.7 million, an increase of $14.6 million, or 10%, compared to December 31, 2021. Accruing TDRs were $146.8 million at December 31, 2022, an increase of $27.0 million, or 23%, compared to December 31, 2021. The mix of accruing TDRs has changed from December 31, 2021 as certain pass-rated loans that met the criteria for removal of TDR designation were offset by accruing substandard loans modified primarily through interest rate concessions previously accounted for under the CARES Act.
Accruing TDRs are considered performing because they are performing in accordance with the restructured terms. At December 31, 2022 approximately 99% of accruing TDRs were current compared to 98% at December 31, 2021. In addition, subsequent defaults on accruing TDRs (defaults defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments within twelve months of the TDR designation) have continued to remain at lower levels with five defaults with a recorded investment of $1.0 million for the year ended December 31, 2022 compared to eight defaults with a recorded investment of $978 thousand for the year ended December 31, 2021.
The table below shows accruing TDRs by risk grade at December 31, 2022 and 2021.

Table 19 - Accruing TDRs by Risk Grade
	December 31,
	2022		2021
(dollars in thousands)	Amount	%	Amount	%
Pass	$19,841	13.5%	$56,479	47.1%
Special mention	11,596	7.9	11,387	9.5
Substandard	115,403	78.6	51,938	43.4
Total accruing TDRs	$146,840	100.0%	$119,804	100.0%

The following table shows TDRs by portfolio class at December 31, 2022 and 2021.

Table 20 - TDRs by Portfolio Class
	December 31,
(in thousands)	2022	2021
Commercial, financial and agricultural	$35,399	$43,597
Owner-occupied	89,161	34,493
Total commercial and industrial	124,560	78,090
Investment properties	12,138	17,900
1-4 family properties	3,752	3,687
Land and development	1,894	5,567
Total commercial real estate	17,784	27,154
Consumer mortgages	6,775	16,117
Home equity	3,804	11,659
Other consumer loans	3,794	9,090
Total consumer	14,373	36,866
Total TDRs	$156,717	$142,110

Non-TDR Modifications due to COVID-19
The Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus provided that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. The Consolidated Appropriations Act, 2021 extended the applicable period of Section 4013 of the CARES Act which allowed banks to elect to not consider loan modifications related to COVID-19 made between March 1, 2020 and the earlier of January 1, 2022, or 60 days after the national emergency ends to borrowers that are current (i.e. less than 30 days past due as of December 31, 2019) as TDRs. The regulatory agencies further stated that performing loans granted payment deferrals due to COVID-19 are not considered past due or non-accrual. FASB confirmed the foregoing regulatory agencies' view, that such short-term modifications (e.g., six months) made on a good-faith basis in response to COVID-19 for borrowers who are current are not TDRs.
As of December 31, 2021, we provided borrowers who were impacted by COVID-19 with other modifications such as interest-only relief or amortization extensions on less than 2% of total loans. The CARES Act election period ended on January 1, 2022.
Past Due Loans
As a percentage of loans outstanding, loans 30 or more days past due and still accruing interest were 0.15% at both December 31, 2022 and 2021. As a percentage of loans outstanding, loans 90 days past due and still accruing interest were 0.01% and 0.02% at December 31, 2022 and 2021, respectively. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments.
Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. Criticized and classified loans at December 31, 2022 declined $85.9 million, or 8%, compared to December 31, 2021.

Table 21 - Criticized and Classified Loans	December 31,
(dollars in thousands)	2022	2021
Special mention loans	$312,921	$489,150
Substandard loans	626,266	526,117
Doubtful loans	—	10,630
Loss loans	2,884	2,058
Criticized and Classified loans	$942,071	$1,027,955
As a % of total loans	2.2%	2.6%

Net Charge-offs
Total 2022 net charge-offs were $53.2 million, or 0.13%, of average loans, compared to total net charge-offs of $77.8 million, or 0.20% of average loans in 2021. The following table shows net charge-offs (recoveries) for the years ended December 31, 2022, 2021, and 2020.

Table 22 - Net Charge-offs
	Years Ended December 31,
	2022		2021		2020
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial and industrial	$27,963	0.13%	$49,723	0.26%	62,716	0.33%
Commercial real estate	1,469	0.01	7,948	0.08	10,356	0.10
Consumer	23,724	0.27	20,117	0.23	21,640	0.23
Total net charge-offs	$53,156	0.13%	$77,788	0.20%	$94,712	0.24%

(1)    Net charge-off ratio as a percentage of average loans.
Provision for (reversal of) Credit Losses and Allowance for Credit Losses
The provision for credit losses of $84.6 million for the year ended December 31, 2022 included net charge-offs of $53.2 million and compares to a reversal of provision for credit losses of $106.3 million for the year ended December 31, 2021 that included net charge-offs of $77.8 million. 2022 results reflect a deterioration in the economic outlook for 2023 and 2024 and strong loan growth, while 2021 results benefited from an improvement in the economic outlook as the effects of the COVID-19 pandemic began to subside. $10.5 million and $38.6 million, respectively, in reserves were also added as a result of purchases of $514.5 million and $1.62 billion, respectively, of third-party lending loans for the years ended December 31, 2022 and 2021.
The ALL of $443.4 million and the reserve for unfunded commitments of $57.5 million, which is recorded in other liabilities, comprise the total ACL of $500.9 million at December 31, 2022. The ACL increased $31.4 million compared to the December 31, 2021 ACL of $469.5 million, which consisted of an ALL of $427.6 million and the reserve for unfunded commitments of $41.9 million. The ACL to loans coverage ratio of 1.15% at December 31, 2022 was 4 bps lower compared to December 31, 2021. The increase in the ACL from December 31, 2021 resulted primarily from loan growth and an increase in the reserve for unfunded commitments, largely due to an increase in both reserve rates and the level of unfunded commitments, mostly offset by decreased specific reserves and continued positive trends in our credit performance.
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 3 - Loans and Allowance for Loan Losses" in this Report for more information.

The following table shows the allocation of the allowance for loan losses at December 31, 2022 and 2021.

Table 23 - Allocation of Allowance for Loan Losses
	December 31,
	2022			2021
(dollars in thousands)	Amount	% of ALL	% of Total Loans(1)	Amount	% of ALL	% of Total Loans(1)
Commercial and industrial	$161,550	36.4%	50.5%	$188,364	44.0%	49.9%
Commercial real estate	143,575	32.4	28.9	97,760	22.9	28.0
Consumer	138,299	31.2	20.6	141,473	33.1	22.1
Total allowance for loan losses	$443,424	100.0%	100.0%	$427,597	100.0%	100.0%

(1)    Loan balance in each category expressed as a percentage of loans, net of deferred fees and costs. See Table 5 - Loans by Portfolio Class in this Report for more information.

Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by our primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach under Basel III. At December 31, 2022, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 24 - Capital Ratios
(dollars in thousands)	December 31, 2022	December 31, 2021
CET1 capital
Synovus Financial Corp.	$4,926,194	$4,388,618
Synovus Bank	5,446,703	4,998,698
Tier 1 risk-based capital
Synovus Financial Corp.	5,463,339	4,925,763
Synovus Bank	5,446,703	4,998,698
Total risk-based capital
Synovus Financial Corp.	6,415,681	5,827,196
Synovus Bank	6,079,152	5,587,757
CET1 capital ratio
Synovus Financial Corp.	9.63%	9.50%
Synovus Bank	10.66	10.83
Tier 1 risk-based capital ratio
Synovus Financial Corp.	10.68	10.66
Synovus Bank	10.66	10.83
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.54	12.61
Synovus Bank	11.89	12.11
Leverage ratio
Synovus Financial Corp.	9.07	8.72
Synovus Bank	9.06	8.86

At December 31, 2022, Synovus' CET1 ratio was 9.63%, well in excess of regulatory requirements including the capital conservation buffer of 2.5%. The December 31, 2022 CET1 ratio increased 13 bps compared to December 31, 2021, as over 70% of organic earnings for 2022 were retained to support core client growth while also returning approximately 30% to our shareholders through our common dividend. For more information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Regulatory Capital" in this Report. In 2023, we will continue to prioritize capital deployment toward client growth and will remain mindful of the evolving economic environment as we manage within our target CET1 ratio range of 9.25% to 9.75%.
On January 18, 2023, Synovus announced that its Board of Directors approved a capital plan that includes a $0.04 increase in the quarterly common stock dividend to $0.38 per share, beginning with the quarterly dividend payable in April 2023, and authorized share repurchases of up to $300 million in 2023.
On January 20, 2022, Synovus announced that its Board of Directors authorized share repurchases of up to $300 million in 2022, and during the year ended December 31, 2022, Synovus repurchased a total of $13.0 million, or 281 thousand shares, of its common stock, at an average price of $46.17 per share.
On August 26, 2020, the federal banking regulators issued a final rule that allowed electing banking organizations that adopted CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Synovus adopted CECL on January 1, 2020, and the December 31, 2022 regulatory capital ratios reflect Synovus' election of the five-year transition provision. At December 31, 2022, $43.7 million, or a cumulative 9 bps benefit to CET1, was deferred. For additional information on CECL, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in this Report.

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
During 2022, Synovus Bank paid upstream cash dividends to the Parent Company totaling $350.0 million. During 2021, Synovus Bank paid upstream cash dividends to the Parent Company totaling $420.0 million, and during 2020, Synovus Bank and non-bank subsidiaries paid upstream cash dividends to the Parent Company totaling $547.5 million.
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
Synovus Bank also generates liquidity through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses these funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank also has the capacity to access funding through its membership in the FHLB system and through the Federal Reserve discount window. At December 31, 2022, based on currently pledged collateral, Synovus Bank had access to FHLB funding of $2.78 billion, subject to FHLB credit policies. Management continuously monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to manage client deposit withdrawals, loan requests, and other funding demands.
In addition to bank level liquidity management, Synovus must manage liquidity at the parent company level for various operating needs including the servicing of debt, the payment of dividends on our common stock and preferred stock, payment of general corporate expense, and potential capital infusions into subsidiaries. The primary source of liquidity for Synovus consists of dividends from Synovus Bank, which is governed by certain rules and regulations of the GA DBF and the Federal Reserve Bank. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity, and overall condition. In addition, both the GA DBF and Federal Reserve Bank may require approval to pay dividends, based on certain regulatory statutes and limitations.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank were to increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I – Item 1A. Risk Factors - Credit and Liquidity - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results." Furthermore, Synovus may, from time to time, take advantage of attractive market opportunities to refinance its existing debt, redeem its preferred stock, share repurchases, or strengthen its liquidity or capital position.

Contractual Cash Obligations
The following table summarizes, by remaining maturity, Synovus’ significant contractual cash obligations at December 31, 2022. Excluded from the table below are certain liabilities with variable cash flows and/or no contractual maturity. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Commitments and Contingencies" of this Report for information on Synovus' commitments to extend credit including loan commitments and letters of credit along with obligations related to Synovus' sponsorship of MPS businesses. Additionally, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 7 - Deposits" of this Report for information on contractual maturities of time deposits and "Part II - Item 8. Financial Statements and Supplementary Data - Note 8 - Other Short-term Borrowings and Long-term Debt" for information on long-term debt and other short-term borrowings obligations.

Table 25 - Contractual Cash Obligations
	Payments Due After December 31, 2022
(in thousands)	1 Year or Less	After 1 Year	Total
Long-term debt obligations	$691,011	$3,888,316	$4,579,327
Other short-term borrowings obligations	610,694	—	610,694
Lease obligations	31,656	615,242	646,898
Purchase commitments(1)	101,285	160,248	261,533
Commitments to fund tax credits, CRA partnerships, and other investments(2)	206,246	76,966	283,212
Total contractual cash obligations	$1,640,892	$4,740,772	$6,381,664

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

Non-GAAP Financial Measures
The measures entitled adjusted non-interest revenue; adjusted non-interest expense; adjusted revenue; adjusted tangible efficiency ratio; adjusted return on average assets; adjusted net income available to common shareholders; adjusted net income per common share, diluted; adjusted return on average common equity; return on average tangible common equity; adjusted return on average tangible common equity; the tangible common equity to tangible assets ratio, adjusted pre-provision net revenue (PPNR) ex. PPP revenue, and adjusted PPNR are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest revenue, total non-interest expense, total TE revenue, efficiency ratio-TE, return on average assets, net income available to common shareholders, net income per common share, diluted, return on average common equity, the ratio of total shareholders’ equity to total assets, and PPNR, respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted non-interest revenue and adjusted revenue are measures used by management to evaluate non-interest revenue and total TE revenue exclusive of net investment securities gains (losses) and fair value adjustments on non-qualified deferred compensation. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted return on average assets, adjusted net income available to common shareholders, adjusted net income per common share, diluted, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. Return on average tangible common equity and adjusted return on average tangible common equity are measures used by management to compare Synovus’ performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity to tangible assets ratio is used by management to assess the strength of our capital position. Adjusted PPNR ex. PPP revenue is used by management to evaluate pre-provision net revenue exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons including PPP revenue. Adjusted PPNR is used by management to evaluate PPNR exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. The computations of these measures are set forth in the tables below.
Management does not provide a reconciliation for forward-looking non-GAAP financial measures where it is unable to provide a meaningful or accurate calculation or estimation of reconciling items and the information is not available without unreasonable effort. This is due to the inherent difficulty of forecasting the occurrence and the financial impact of various items that have not yet occurred, are out of Synovus’ control, or cannot be reasonably predicted. For the same reasons, Synovus’ management is unable to address the probable significance of the unavailable information. Forward-looking non-GAAP financial measures provided without the most directly comparable GAAP financial measures may vary materially from the corresponding GAAP financial measures.

Table 26 - Reconciliation of Non-GAAP Financial Measures
	Years Ended December 31,
(dollars in thousands)	2022	2021
Adjusted non-interest revenue
Total non-interest revenue	$409,336	$450,066
Subtract/add: Investment securities (gains) losses, net	—	799
Subtract/add: Fair value adjustment on non-qualified deferred compensation	4,054	(2,816)
Adjusted non-interest revenue	$413,390	$448,049

Adjusted non-interest expense
Total non-interest expense	$1,157,506	$1,099,904
Subtract: Earnout liability adjustments	—	(507)
Subtract/add: Restructuring charges	9,690	(7,223)
Subtract: Valuation adjustment to Visa derivative	(6,000)	(2,656)
Subtract: Loss on early extinguishment of debt	(677)	—
Subtract/add: Fair value adjustment on non-qualified deferred compensation	4,054	(2,816)
Adjusted non-interest expense	$1,164,573	$1,086,702

Adjusted revenue and adjusted tangible efficiency ratio
Adjusted non-interest expense	$1,164,573	$1,086,702
Subtract: Amortization of intangibles	(8,472)	(9,516)
Adjusted tangible non-interest expense	$1,156,101	$1,077,186

Net interest income	$1,796,900	$1,532,947
Add: Tax equivalent adjustment	3,927	3,185
Add: Total non-interest revenue	409,336	450,066
Total TE revenue	$2,210,163	$1,986,198
Subtract/add: Investment securities (gains) losses, net	—	799
Subtract/add: Fair value adjustment on non-qualified deferred compensation	4,054	(2,816)
Adjusted revenue	$2,214,217	$1,984,181
Efficiency ratio-TE	52.37%	55.38%
Adjusted tangible efficiency ratio	52.21	54.29

Table 26 - Reconciliation of Non-GAAP Financial Measures, continued
	Years Ended December 31,
(in thousands, except per share data)	2022	2021
Adjusted return on average assets
Net income	$757,902	$760,467
Add: Earnout liability adjustments	—	507
Add/subtract: Restructuring charges	(9,690)	7,223
Add: Valuation adjustment to Visa derivative	6,000	2,656
Add: Loss on early extinguishment of debt	677	—
Subtract/add: Investment securities (gains) losses, net	—	799
Add/subtract: Tax effect of adjustments (1)	733	(2,702)
Adjusted net income	$755,622	$768,950
Total average assets	$57,610,073	$55,368,481
Return on average assets	1.32%	1.37%
Adjusted return on average assets	1.31	1.39

Adjusted net income available to common shareholders and adjusted net income per common share, diluted
Net income available to common shareholders	$724,739	$727,304
Add: Earnout liability adjustments	—	507
Add/subtract: Restructuring charges	(9,690)	7,223
Add: Valuation adjustment to Visa derivative	6,000	2,656
Add: Loss on early extinguishment of debt	677	—
Subtract/add: Investment securities (gains) losses, net	—	799
Add/subtract: Tax effect of adjustments (1)	733	(2,702)
Adjusted net income available to common shareholders	$722,459	$735,787
Weighted average common shares outstanding, diluted	146,481	148,495
Net income per common share, diluted	$4.95	$4.90
Adjusted net income per common share, diluted	4.93	4.95
(1) An assumed marginal tax rate of 24.3% for 2022 and 25.3% for 2021 was applied.

Table 26 - Reconciliation of Non-GAAP Financial Measures, continued
	Years Ended December 31,
(dollars in thousands)	2022	2021
Adjusted return on average common equity, return on average tangible common equity and adjusted return on average tangible common equity
Net income available to common shareholders	$724,739	$727,304
Add: Earnout liability adjustments	—	507
Add/subtract: Restructuring charges	(9,690)	7,223
Add: Valuation adjustment to Visa derivative	6,000	2,656
Add: Loss on early extinguishment of debt	677	—
Subtract/add: Investment securities (gains) losses, net	—	799
Add/subtract: Tax effect of adjustments (1)	733	(2,702)
Adjusted net income available to common shareholders	$722,459	$735,787
Add: Amortization of intangibles, tax effected(1)	6,410	7,108
Adjusted net income available to common shareholders excluding amortization of intangibles	$728,869	$742,895

Net income available to common shareholders	$724,739	$727,304
Add: Amortization of intangibles, tax effected(1)	6,410	7,108
Net income available to common shareholders excluding amortization of intangibles	$731,149	$734,412

Total average shareholders' equity less preferred stock	$4,163,556	$4,674,833
Subtract: Average goodwill	(452,390)	(452,390)
Subtract: Average other intangible assets, net	(31,317)	(40,307)
Total average tangible shareholders' equity less preferred stock	$3,679,849	$4,182,136
Return on average common equity	17.41%	15.56%
Adjusted return on average common equity	17.35	15.74
Return on average tangible common equity	19.87	17.56
Adjusted return on average tangible common equity	19.81	17.76
(1) An assumed marginal tax rate of 24.3% for 2022 and 25.3% for 2021 was applied.

	December 31,
(dollars in thousands)	2022	2021
Tangible common equity to tangible assets ratio
Total assets	$59,731,378	$57,317,226
Subtract: Goodwill	(452,390)	(452,390)
Subtract: Other intangible assets, net	(27,124)	(35,596)
Tangible assets	$59,251,864	$56,829,240

Total shareholders’ equity	$4,475,801	$5,296,800
Subtract: Goodwill	(452,390)	(452,390)
Subtract: Other intangible assets, net	(27,124)	(35,596)
Subtract: Preferred Stock, no par value	(537,145)	(537,145)
Tangible common equity	$3,459,142	$4,271,669
Total shareholders’ equity to total assets ratio	7.49%	9.24%
Tangible common equity to tangible assets ratio	5.84	7.52

Table 26 - Reconciliation of Non-GAAP Financial Measures, continued
	Years Ended December 31,
(dollars in thousands)	2022	2021
Adjusted pre-provision net revenue (PPNR) ex. PPP revenue and adjusted PPNR
Net interest income	$1,796,900	$1,532,947
Add: Total non-interest revenue	409,336	450,066
Subtract: Total non-interest expense	(1,157,506)	(1,099,904)
Pre-provision net revenue	$1,048,730	$883,109

Net interest income	$1,796,900	$1,532,947
Add: Taxable equivalent adjustment	3,927	3,185
TE net interest income	1,800,827	1,536,132
Add: Total non-interest revenue	$409,336	$450,066
Total TE revenue	2,210,163	1,986,198
Subtract/add: Investment securities (gains) losses, net	—	799
Subtract/add: Fair value adjustment on non-qualified deferred compensation	4,054	(2,816)
Adjusted revenue	$2,214,217	$1,984,181
Subtract: PPP revenue	(13,866)	(94,733)
Adjusted revenue ex. PPP revenue	$2,200,351	$1,889,448

Total non-interest expense	$1,157,506	$1,099,904
Subtract: Earnout liability adjustments	—	(507)
Subtract: Loss on early extinguishment of debt	(677)	—
Subtract/add: Restructuring charges	9,690	(7,223)
Subtract: Valuation adjustment to Visa derivative	(6,000)	(2,656)
Subtract/add: Fair value adjustment on non-qualified deferred compensation	4,054	(2,816)
Adjusted non-interest expense	$1,164,573	$1,086,702

Adjusted revenue ex. PPP revenue	$2,200,351	$1,889,448
Subtract: Adjusted non-interest expense	(1,164,573)	(1,086,702)
Adjusted PPNR ex. PPP revenue	$1,035,778	$802,746

Adjusted revenue	$2,214,217	$1,984,181
Subtract: Adjusted non-interest expense	(1,164,573)	(1,086,702)
Adjusted PPNR	$1,049,644	$897,479

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
Within this framework, Synovus has modeled its baseline net interest income forecast assuming a relatively flat interest rate environment with the federal funds rate at the Federal Reserve's current targeted range of 4.25% to 4.50% as of December 31, 2022 and the current prime rate of 7.50% as of December 31, 2022. Synovus has modeled the impact of an immediate change in market interest rates across the yield curve of 100 and 200 bps to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity derived from this simulation suggests that net interest income is projected to increase by 6.4% and 3.1% if interest rates increased by 200 and 100 bps, respectively. Net interest income is projected to decrease by 3.5% and 7.5% if interest rates decreased by 100 and 200 bps, respectively. These results indicate that the Company has an asset sensitive position over the next year, benefiting net interest income if rates rise and decreasing net interest income if rates fall.

Table 27 - Twelve Month Net Interest Income Sensitivity
Change in Interest Rates (in bps)	Estimated Change in Net Interest Income As of December 31,
	2022	2021
+200	6.4%	14.5%
+100	3.1%	6.5%
-100	(3.5)%	N/A
-200	(7.5)%	N/A

While all of the above estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions, the realized growth and remixing of the balance sheet, as well as the broader macroeconomic environment could all have a significant impact on the both the sensitivity and realized level of net interest income.
In addition to assessing net interest income sensitivities, we also perform simulation analyses to assess the sensitivity of our Economic Value of Equity (EVE) relative to changes in market interest rates. EVE is measured based on the discounted present values of assets, liabilities, and derivatives cash flows. Management uses EVE sensitivity as an additional means of measuring interest rate and incorporates this form of analysis within its governance and limits framework.
Synovus is also subject to market risk in certain of its fee income business lines. Financial management services revenue, which include trust, brokerage, and asset management fees, can be affected by risk in the securities markets, primarily the equity securities market. A significant portion of the fees in this unit are determined based upon a percentage of asset values. Weaker securities markets and lower equity values have an adverse impact on the fees generated by these operations. Trading account assets, maintained to facilitate brokerage client activity, are also subject to market risk; however, trading activities are limited and subject to risk policy limits. Additionally, Synovus utilizes various tools to measure and manage price risk in its trading portfolio.

Mortgage banking income is also subject to market risk. Mortgage loan originations are sensitive to levels of mortgage interest rates and therefore, mortgage banking income can be negatively impacted during a period of rising interest rates. The extension of commitments to clients to fund mortgage loans also subjects Synovus to market risk. This risk is primarily created by the time periods between making the commitment, closing, and delivering the loan. Synovus seeks to minimize its exposure by utilizing various risk management tools, including forward sales commitments and other hedges.
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
As of December 31, 2022 and 2021, Synovus had $5.25 billion and $3.60 billion, respectively, in notional amounts outstanding of interest rate swaps designated as cash flow hedging instruments to hedge its exposure to contractually specified interest rate risk associated with floating rate loans.
As of December 31, 2022, Synovus had $2.23 billion in notional amounts outstanding of receive-fixed, pay-variable interest rate swaps designated as fair value hedging instruments to hedge its exposure to the change in the fair value due to fluctuations in market interest rates for outstanding fixed-rate long-term debt and interest-bearing deposits.
LIBOR Transition
On March 5, 2021, the FCA confirmed that all LIBOR settings would either cease to be provided by any administrator or no longer be representative immediately after June 30, 2023 for all remaining US dollar settings.
The ARRC proposed SOFR as its preferred rate alternative to LIBOR and proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to LIBOR. As noted within "Part I - Item 1A. Risk Factors" of this Report, Synovus holds instruments that may be impacted by the discontinuance of LIBOR, which include floating rate obligations, loans, deposits, derivatives and hedges, and other financial instruments. Synovus established a cross-functional LIBOR transition working group with representation from all business lines, support and control functions, and legal counsel that has 1) assessed the Company's current exposure to LIBOR indexed instruments and the data, systems and processes that were impacted and have been changed as a result; 2) established a detailed implementation plan; 3) formulated communications and learning activities to support clients and colleagues; and 4) developed a formal governance structure for the transition. For the last several years, loan agreement provisions for new and renewed loans included LIBOR fallback language to ensure transition from LIBOR when such transition occurs. All direct exposures resulting from existing financial contracts that mature after 2022 have been inventoried and are monitored on an ongoing basis. The Company discontinued the use of LIBOR as of December 31, 2021, with limited exceptions as permitted by regulatory guidance or internal policies. Synovus has expanded its product offerings and currently offers multiple alternative reference rates to clients including SOFR, BSBY, and Prime indices. As of December 31, 2022, the Company had approximately $10 billion in loans tied to LIBOR that mature after June 30, 2023. Remediation activities are underway to modify or transition existing exposures to the applicable Federal Reserve Board selected replacement rate or to convert the rate under existing fallback language, including the use of the Adjustable Interest (LIBOR) Act, enacted in March 2022, and other relevant legislation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Synovus Financial Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Synovus Financial Corp. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the allowance for loan losses for loans held for investment evaluated on a collective basis
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for loan losses was $443.4 million as of December 31, 2022, a substantial portion of which relates to loans held for investment evaluated on a collective basis (the collective allowance). The Company estimated the December 31, 2022 collective allowance on a collective (pool) basis for loans grouped with similar risk characteristics based upon the nature of the loan type. The Company estimated the 2022 collective allowance using a discounted cash flow model for each loan group over the contractual term of the loan, adjusted for expected prepayments and curtailments where appropriate. Such model applies the forecasted PD, which is the probability that a borrower will default, adjusted for relevant macroeconomic factors, comprising multiple weighted scenarios representing different plausible outcomes, and LGD, which is the estimate of the amount of net loss in the event of default to the estimated cash flows. To the extent the estimated lives of the loans in the portfolio extend beyond the reasonable and supportable forecast of two years, the Company reverts on a straight-line basis back to the historical loss rates over a one-year period. The resulting life-of-loan loss estimate may be adjusted for certain quantitative and qualitative factors to address uncertainty and limitations in the quantitative model.
We identified the assessment of the December 31, 2022 collective allowance as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment. Specifically, the assessment encompassed the evaluation of the 2022 collective allowance methodology, including the methods and model used to estimate the inputs to the discounted cash flow model including the forecasted

PD, portfolio segmentation, the selection of the macroeconomic forecasts and the weighting of each, the selection of macroeconomic factors, the reasonable and supportable forecast period, reversion methodology, and the historical observation period. The assessment also included an evaluation of the significant assumption that quantitative adjustments are necessary to address uncertainty and limitations in the quantitative model. The assessment also included an evaluation of the conceptual soundness and performance of the forecasted PD model. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the 2022 collective allowance estimate, including controls over the:
•development of the 2022 collective allowance methodology
•continued use and appropriateness of changes to the forecasted PD model
•identification and determination of the significant assumptions used in the forecasted PD model, portfolio segmentation, the selection of the macroeconomic forecasts and the weighting of each, the selection of the macroeconomic factors, the reasonable and supportable forecast period, reversion methodology, and the historical observation period
•development of the quantitative adjustments necessary to address uncertainty and limitations in the quantitative model
•conceptual soundness and performance of the forecasted PD model
•analysis of 2022 collective allowance results, trends, and ratios.
We evaluated the Company’s process to develop the 2022 collective allowance estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. We also involved credit risk professionals with specialized skills and knowledge who assisted in:
•evaluating the Company’s 2022 collective allowance methodology for compliance with U.S. generally accepted accounting principles
•evaluating assumptions made by the Company relative to the selection of the macroeconomic forecasts, including the appropriateness of their weightings and selection of macroeconomic factors, and forecasted PD used in the discounted cash flow model by comparing them to relevant Company-specific metrics and trends and relevant industry practices
•evaluating the length of the historical observation period, reasonable and supportable forecast period, and the reversion period by comparing to specific portfolio risk characteristics and trends
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•assessing the conceptual soundness and performance of the forecasted PD model by inspecting the model documentation to determine whether the model is suitable for its intended use
•evaluating the significant assumption that quantitative adjustments are necessary to address uncertainty and limitations in the quantitative model and the effect of the quantitative adjustments on the 2022 collective allowance compared with relevant credit risk factors, and consistency with credit trends.
We also assessed the sufficiency of the audit evidence obtained related to the collective allowance by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 1975.
Atlanta, Georgia
February 24, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Synovus Financial Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited Synovus Financial Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Atlanta, Georgia
February 24, 2023

Synovus Financial Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2022	2021
ASSETS
Cash and due from banks	$624,097	$432,925
Interest-bearing funds with Federal Reserve Bank	1,280,684	2,479,006
Interest earning deposits with banks	34,632	25,535
Federal funds sold and securities purchased under resale agreements	38,367	72,387
Total cash, cash equivalents, and restricted cash	1,977,780	3,009,853
Investment securities available for sale, at fair value	9,678,103	10,918,329
Loans held for sale (includes $51,136 and $108,198, measured at fair value, respectively)	391,502	750,642
Loans, net of deferred fees and costs	43,716,353	39,311,958
Allowance for loan losses	(443,424)	(427,597)
Loans, net	43,272,929	38,884,361
Cash surrender value of bank-owned life insurance	1,089,280	1,068,616
Premises, equipment and software, net	370,632	407,241
Goodwill	452,390	452,390
Other intangible assets, net	27,124	35,596
Other assets	2,471,638	1,790,198
Total assets	$59,731,378	$57,317,226
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$15,639,899	$16,392,653
Interest-bearing deposits	33,231,660	33,034,623
Total deposits	48,871,559	49,427,276
Federal funds purchased and securities sold under repurchase agreements	146,588	264,133
Other short-term borrowings	603,384	200
Long-term debt	4,109,597	1,204,229
Other liabilities	1,524,449	1,124,588
Total liabilities	55,255,577	52,020,426
Shareholders’ Equity
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,143 shares; issued 170,141,492 and 169,383,758, respectively; outstanding 145,486,634 and 145,010,086, respectively	170,141	169,384
Additional paid-in capital	3,920,346	3,894,109
Treasury stock, at cost; 24,654,858 and 24,373,672 shares, respectively	(944,484)	(931,497)
Accumulated other comprehensive income (loss), net	(1,442,117)	(82,321)
Retained earnings	2,234,770	1,709,980
Total shareholders’ equity	4,475,801	5,296,800
Total liabilities and shareholders' equity	$59,731,378	$57,317,226

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Interest income:
Loans, including fees	$1,806,060	$1,482,567	$1,600,462
Investment securities available for sale	209,951	140,077	178,575
Loans held for sale	34,037	23,809	15,078
Federal Reserve Bank balances	18,117	3,777	2,839
Other earning assets	7,622	3,113	7,541
Total interest income	2,075,787	1,653,343	1,804,495
Interest expense:
Deposits	187,232	74,919	217,777
Long-term debt	79,402	45,349	66,053
Federal funds purchased, securities sold under repurchase agreements, and other borrowings	12,253	128	7,917
Total interest expense	278,887	120,396	291,747
Net interest income	1,796,900	1,532,947	1,512,748
Provision for (reversal of) credit losses	84,553	(106,251)	355,022
Net interest income after provision for credit losses	1,712,347	1,639,198	1,157,726
Non-interest revenue:
Service charges on deposit accounts	93,067	86,310	73,132
Fiduciary and asset management fees	78,414	77,147	63,251
Card fees	61,833	51,399	42,702
Brokerage revenue	67,034	56,439	44,781
Mortgage banking income	17,476	54,371	91,413
Capital markets income	26,702	26,118	27,336
Income from bank-owned life insurance	29,720	38,019	31,297
Investment securities gains (losses), net	—	(799)	78,931
Other non-interest revenue	35,090	61,062	53,670
Total non-interest revenue	409,336	450,066	506,513
Non-interest expense:
Salaries and other personnel expense	681,710	649,426	618,214
Net occupancy, equipment, and software expense	174,730	169,222	169,658
Third-party processing and other services	88,617	86,688	87,992
Professional fees	37,189	32,785	56,899
FDIC insurance and other regulatory fees	29,083	22,355	25,210
Goodwill impairment	—	—	44,877
Restructuring charges	(9,690)	7,223	26,991
Other operating expense	155,867	132,205	149,733
Total non-interest expense	1,157,506	1,099,904	1,179,574
Income before income taxes	964,177	989,360	484,665
Income tax expense	206,275	228,893	110,970
Net income	757,902	760,467	373,695
Less: Preferred stock dividends	33,163	33,163	33,163
Net income available to common shareholders	$724,739	$727,304	$340,532
Net income per common share, basic	$4.99	$4.95	$2.31
Net income per common share, diluted	4.95	4.90	2.30
Weighted average common shares outstanding, basic	145,364	147,041	147,415
Weighted average common shares outstanding, diluted	146,481	148,495	148,210

    See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2022			2021			2020
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$964,177	$(206,275)	$757,902	$989,360	$(228,893)	$760,467	$484,665	$(110,970)	$373,695
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	(1,522,047)	369,764	(1,152,283)	(234,550)	60,304	(174,246)	108,626	(28,135)	80,491
Reclassification adjustment for realized (gains) losses included in net income	—	—	—	799	(202)	597	(78,931)	20,443	(58,488)
Net change	(1,522,047)	369,764	(1,152,283)	(233,751)	60,102	(173,649)	29,695	(7,692)	22,003
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(298,289)	72,574	(225,715)	(77,948)	20,243	(57,705)	99,193	(25,691)	73,502
Reclassification adjustment for realized (gains) losses included in net income	24,057	(5,855)	18,202	(12,862)	3,260	(9,602)	(2,765)	716	(2,049)
Net change	(274,232)	66,719	(207,513)	(90,810)	23,503	(67,307)	96,428	(24,975)	71,453
Post-retirement unfunded health benefit:
Actuarial losses arising during the period	—	—	—	—	—	—	—	—	—
Reclassification adjustment for realized gains included in net income	—	—	—	—	—	—	(618)	156	(462)
Net change	—	—	—	—	—	—	(618)	156	(462)
Total other comprehensive income (loss)	$(1,796,279)	$436,483	$(1,359,796)	$(324,561)	$83,605	$(240,956)	$125,505	$(32,511)	$92,994
Comprehensive income (loss)			$(601,894)			$519,511			$466,689

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Changes in Shareholders' Equity

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	AOCI	Retained Earnings	Total
Balance at December 31, 2019	$537,145	$166,801	$3,819,336	$(715,560)	$65,641	$1,068,327	$4,941,690
Cumulative-effect of change in accounting principle for credit losses (ASU 2016-13), net of tax	—	—	—	—	—	(35,721)	(35,721)
Net income	—	—	—	—	—	373,695	373,695
Other comprehensive income (loss), net of income taxes	—	—	—	—	92,994	—	92,994
Cash dividends declared on common stock - $1.32 per share	—	—	—	—	—	(194,658)	(194,658)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(33,163)	(33,163)
Repurchases of common stock including costs to repurchase	—	—	—	(16,246)	—	—	(16,246)
Issuance of common stock for earnout payment	—	379	8,316	—	—	—	8,695
Restricted share unit vesting and taxes paid related to net share settlement	—	389	(7,503)	—	—	(461)	(7,575)
Stock options/warrants exercised, net	—	564	12,418	—	—	—	12,982
Share-based compensation expense	—	—	18,641	—	—	—	18,641
Balance at December 31, 2020	$537,145	$168,133	$3,851,208	$(731,806)	$158,635	$1,178,019	$5,161,334
Net income	—	—	—	—	—	760,467	760,467
Other comprehensive income (loss), net of income taxes	—	—	—	—	(240,956)	—	(240,956)
Cash dividends declared on common stock - $1.32 per share	—	—	—	—	—	(193,695)	(193,695)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(33,163)	(33,163)
Repurchases of common stock including costs to repurchase	—	—	—	(199,932)	—	—	(199,932)
Issuance of common stock for earnout payment	—	—	4,955	125	—	—	5,080
Restricted share unit vesting and taxes paid related to net share settlement	—	355	(6,254)	—	—	(1,645)	(7,544)
Stock options exercised, net	—	896	18,214	—	—	—	19,110
Warrants exercised with net settlement and common stock reissued	—	—	(113)	116	—	(3)	—
Share-based compensation expense	—	—	26,099	—	—	—	26,099
Balance at December 31, 2021	$537,145	$169,384	$3,894,109	$(931,497)	$(82,321)	$1,709,980	$5,296,800
Net income	—	—	—	—	—	757,902	757,902
Other comprehensive income (loss), net of income taxes	—	—	—	—	(1,359,796)	—	(1,359,796)
Cash dividends declared on common stock - $1.36 per share	—	—	—	—	—	(197,762)	(197,762)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(33,163)	(33,163)
Repurchases of common stock including costs to repurchase	—	—	—	(12,987)	—	—	(12,987)
Restricted share unit vesting and taxes paid related to net share settlement	—	399	(8,089)	—	—	(2,187)	(9,877)
Stock options exercised, net	—	358	6,696	—	—	—	7,054
Share-based compensation expense	—	—	27,630	—	—	—	27,630
Balance at December 31, 2022	$537,145	$170,141	$3,920,346	$(944,484)	$(1,442,117)	$2,234,770	$4,475,801

(1)    For the years ended December 31, 2022, 2021 and 2020, dividends per share were $1.58 and $1.47 for Series D and Series E Preferred Stock, respectively.
See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2022	2021	2020
Operating Activities
Net income	$757,902	$760,467	$373,695
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	84,553	(106,251)	355,022
Depreciation, amortization, and accretion, net	69,172	113,552	69,625
Deferred income tax expense (benefit)	10,868	45,000	(86,192)
Originations of loans held for sale	(3,352,235)	(3,698,368)	(3,466,170)
Proceeds from sales of loans held for sale	3,709,022	3,749,502	2,936,398
Gain on sales of loans held for sale, net	(12,126)	(42,513)	(67,115)
(Increase) decrease in other assets	(187,205)	(34,293)	(375,150)
Increase (decrease) in other liabilities	82,957	(21,674)	281,866
Investment securities (gains) losses, net	—	799	(78,931)
Share-based compensation expense	27,904	27,795	18,641
Other	677	—	55,343
Net cash provided by operating activities	1,191,489	794,016	17,032
Investing Activities
Proceeds from maturities and principal collections of investment securities available for sale	1,973,990	3,051,158	2,291,536
Proceeds from sales of investment securities available for sale	—	565,400	2,649,686
Purchases of investment securities available for sale	(2,287,318)	(6,877,712)	(6,036,179)
Proceeds from sales of loans	69,784	111,168	1,426,954
Purchases of loans	(514,475)	(1,624,182)	(126,152)
Net (increase) decrease in loans	(3,987,133)	373,964	(2,461,302)
Net (purchases) redemptions of Federal Reserve Bank stock	15,151	(1,220)	(658)
Net (purchases) redemptions of Federal Home Loan Bank stock	(163,531)	(1,200)	129,710
Net (purchases) proceeds from settlement of bank-owned life insurance policies	9,271	19,045	(242,300)
Net increase in premises, equipment and software	(30,105)	(25,954)	(30,102)
Other	58,884	25,367	45,834
Net cash used in investing activities	(4,855,482)	(4,384,166)	(2,352,973)
Financing Activities
Net increase (decrease) in deposits	(531,490)	2,735,705	8,284,519
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(117,545)	36,211	62,232
Net increase (decrease) in other short-term borrowings	603,184	(7,520)	(1,745,843)
Repayments and redemption of long-term debt	(700,000)	—	(2,408,939)
Proceeds from long-term debt, net	3,622,892	—	1,445,492
Dividends paid to common shareholders	(196,148)	(194,677)	(189,967)
Dividends paid to preferred shareholders	(33,163)	(33,163)	(33,163)
Issuances, net of taxes paid, under equity compensation plans	(2,823)	11,566	5,407
Repurchase of common stock	(12,987)	(199,932)	(16,246)
Other	—	(1,104)	(1,552)
Net cash provided by financing activities	2,631,920	2,347,086	5,401,940
Increase (decrease) in cash and cash equivalents including restricted cash	(1,032,073)	(1,243,064)	3,065,999
Cash, cash equivalents, and restricted cash at beginning of year	3,009,853	4,252,917	1,186,918
Cash, cash equivalents, and restricted cash at end of year	$1,977,780	$3,009,853	$4,252,917

Supplemental Disclosures:
Income taxes paid	$175,680	$204,214	$110,828
Interest paid	242,040	132,923	319,282
Non-cash Activities:
Loans foreclosed and transferred to other real estate	—	12,408	2,163
Loans transferred to (from) loans held for sale at fair value	(14,480)	(859)	49,821
Premises and equipment transferred to other assets held for sale	24,163	33,379	7,014
See accompanying notes to the audited consolidated financial statements.

Note 1 - Summary of Significant Accounting Policies
Business Operations
Synovus provides commercial and consumer banking in addition to a full suite of specialized products and services including private banking, treasury management, wealth management, mortgage services, premium finance, asset-based lending, structured lending, capital markets, and international banking to its clients through its wholly-owned subsidiary bank, Synovus Bank, primarily in offices located throughout Alabama, Florida, Georgia, South Carolina and Tennessee.
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
Principles of Consolidation and Basis of Presentation
The consolidated financial statements of Synovus include the accounts of the Parent Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Prior period consolidated financial statements are reclassified whenever necessary to conform to the current period presentation. No reclassifications of prior period balances were material to the consolidated financial statements unless specifically disclosed.
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
Investments in VIEs are included in other assets on the consolidated balance sheets, and the Company's proportionate share of income or loss is included as either a component of income tax expense (proportional amortization method) or other non-interest revenue (equity method). The maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity. The assessment of whether or not the Company has a controlling interest (i.e., the primary beneficiary) in a VIE is performed on an on-going basis. Refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Commitments and Contingencies" of this Report for additional details regarding Synovus' involvement with VIEs.
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

Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash and due from banks as well as interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements, which are inclusive of any restricted cash and restricted cash equivalents. On March 15, 2020, the Federal Reserve Board announced that, effective March 26, 2020, it would reduce reserve requirement ratios to zero percent for all depository institutions. Cash and cash equivalents included restricted cash of $66.8 million at December 31, 2022 and $65.1 million at December 31, 2021, which were pledged to collateralize certain derivative instruments and letters of credit.
Investment Securities Available for Sale
Investment securities available for sale are carried at fair value with unrealized gains and losses, net of the related tax effect, excluded from earnings and reported as a separate component of shareholders' equity within accumulated other comprehensive income (loss) until realized.
For investment securities available for sale in an unrealized loss position, if Synovus has an intention to sell the security, or it is more likely than not that the security will be required to be sold prior to recovery, the security is written down to its fair value. The write down is charged against the ACL, if one was previously recorded, with any additional impairment recorded in earnings. If the aforementioned criteria are not met, Synovus performs a quarterly assessment of its available for sale debt securities to determine if the decline in fair value of a security below its amortized cost is related to credit losses or other factors. Management considers the extent to which fair value is less than amortized cost, the issuer of the security, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. In assessing whether credit-related impairment exists, the present value of cash flows expected to be collected from the security is compared to the security's amortized cost. If the present value of cash flows expected to be collected is less than the security's amortized cost basis, the difference is attributable to credit losses. For such differences, Synovus records an ACL with an offset to provision for credit losses. Synovus limits the ACL recorded to the amount the security's fair value is less than the amortized cost basis. Impairment losses related to other factors are recognized in other comprehensive income (loss).
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
Troubled Debt Restructurings
When borrowers are experiencing financial difficulties, Synovus may, in order to assist the borrowers in repaying the principal and interest owed to Synovus, make certain modifications to the borrower's loan. All loan modifications, renewals, and refinances are evaluated for TDR classification. The ALL on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate, and not the rate specified with the restructuring, is used to discount the expected cash flows. Concessions provided by Synovus in a TDR are generally made in order to assist borrowers so that debt service is not interrupted and to mitigate the potential for loan losses. A number of factors are reviewed when a loan is renewed, refinanced, or modified, including cash flows, collateral values, guarantees, and loan structures. Concessions are primarily in the form of providing a below market interest rate given the borrower's credit risk to assist the borrower in managing cash flows, an extension of the maturity of the loan generally for less than one year, or a period of time generally less than one year with a reduction of required principal and/or interest payments (e.g., interest only for a period of time). Insignificant delays of principal and/or interest payments, or short-term deferrals, are generally not considered to be financial concessions. Further, it is generally Synovus' practice not to defer principal and/or interest for more than twelve months.
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
Concentrations of Credit Risk
A substantial portion of the loan portfolio is secured by real estate in markets located throughout Alabama, Florida, Georgia, South Carolina, and Tennessee. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in market conditions in these areas.
Loan Origination Fees and Costs
Loan origination fees and direct loan origination costs are deferred and amortized to net interest income over the life of the related loan or over the commitment period as a yield adjustment.
Allowance for Credit Losses (ACL)
Synovus calculates its ACL utilizing an expected credit loss methodology (referred to as CECL). CECL requires management’s estimate of credit losses over the full remaining expected life of loans and other financial instruments and for Synovus, applies to loans, unfunded loan commitments, accrued interest receivable, and available for sale debt securities.
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
Loans that do not share risk characteristics are individually evaluated on a loan-by-loan basis with specific reserves, if any, recorded as appropriate. Specific reserves are determined based on two methods: discounted cash flow based upon the loan's contractual effective interest rate or at the fair value of the collateral, less costs to sell if the loan is collateral-dependent.
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
Each loan is assigned a risk rating during its initial approval process. Commercial loans include classifications of pass, special mention, substandard, doubtful, and loss consistent with bank regulatory classifications.
The loan rating (for both SRR and DRR loans) is subject to approvals from other members of management, regional credit and/or loan committees depending on the size of the loan and credit attributes. Loan ratings are regularly re-evaluated based upon annual scheduled credit reviews or on a more frequent basis if determined prudent by management. Additionally, an independent loan review function evaluates Synovus' risk rating processes on a continuous basis. The primary determinants of the risk ratings for commercial loans are the reliability of the primary source of repayment and the borrower's expected performance. Expected performance is based upon a full analysis of the borrower's historical financial results, current financial strength and future prospects, which includes any external drivers.
Consumer Loans – Risk Ratings
Consumer loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores. Synovus makes consumer lending decisions based upon a number of key credit risk determinants including FICO scores as well as loan-to-value and debt-to-income ratios. Consumer loans are generally assigned a risk rating based on credit bureau scores. At 90 days past due, a loan grade substandard non-accrual is applied and at 120 days past due, the loan is generally charged-off. The consumer loan portfolio is sent on a quarterly basis to a consumer credit reporting agency for a refresh of clients' credit scores so that management can evaluate ongoing consistency or negative migration in the quality of the portfolio. Revolving lines of credit are reviewed for a material change in financial circumstances and, when appropriate, the line of credit may be suspended for further advances.
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
Premises, Equipment and Software
Premises, equipment and software including bank-owned branch locations and leasehold improvements are reported at cost, less accumulated depreciation and amortization, which are computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over an average of 10 to 40 years, while furniture, equipment, and software are depreciated and amortized over a range of 3 to 10 years. Synovus capitalizes certain costs associated with the acquisition or development of internal-use software. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the software’s expected useful life over a range of the lesser of contract terms or 3 to 7 years. Leasehold improvements are depreciated over the shorter of the estimated useful life or the remainder of the lease term. Synovus reviews long-lived assets, such as premises and equipment, for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Maintenance and repairs are charged to non-interest expense and improvements that extend the useful life of the asset are capitalized to the asset's carrying value and depreciated.

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
Segment Disclosures
ASC Topic 280, Segment Reporting, requires information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified as those revenue-producing components for which discrete financial information is produced internally and which are subject to evaluation by the chief operating decision maker in making resource allocation decisions. Based on this guidance, Synovus identified four major reportable business segments: Community Banking, Wholesale Banking, Consumer Banking, and Financial Management Services (FMS), with functional activities such as treasury, technology, operations, marketing, finance, enterprise risk, legal, human resources, corporate communications, executive management, among others, included in Treasury and Corporate Other. Refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 17 - Segment Reporting" of this Report for additional details. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised.
Other Assets
Other assets include net deferred tax assets, investments in tax credits and CRA partnerships, ROU assets, FRB and FHLB stock, accrued interest receivable, accounts receivable, derivative asset positions, prepaid expense, other investments, and other balances as shown in "Part II - Item 8. Financial Statements and Supplementary Data - Note 6 - Other Assets" of this Report.
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
All derivative instruments are recorded on the consolidated balance sheets at their respective fair values, net of variation margin payments, as components of other assets and other liabilities. The accounting for changes in fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it qualifies and has been designated as part of a hedging relationship. Synovus formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items.
Fair value hedges - If the hedged exposure is a fair value exposure, the unrealized gain or loss on the derivative instrument is recognized in earnings in the period of change, in the same income statement line as the offsetting unrealized loss or gain on the hedged item attributable to the risk being hedged. When a fair value hedge is discontinued, the cumulative basis adjustments related to the hedged asset or liability are amortized to earnings in the same manner as other components of the carrying amount of that asset of liability.
Cash flow hedges - If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss), net of the tax impact, and subsequently reclassified into earnings when the hedged transaction affects earnings with the impacts recorded in the same income statement line item used to present the earnings effect of the hedged item. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income (loss) are amortized into earnings over the same periods which the hedged transactions are still expected to affect earnings. If, however, it is probable the forecasted transactions will no longer occur, the accumulated amounts in OCI at the de-designation date are immediately recognized in earnings.
If the derivative instrument is not designated as a hedge, the gain or loss on the derivative instrument is recognized in earnings as a component of non-interest revenue or other non-interest expense on the consolidated statements of income in the period of change.
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
Synovus also enters into interest rate swap agreements to facilitate the risk management strategies of certain commercial banking clients. Synovus mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. Synovus also provides foreign currency exchange services, primarily forward contracts, with counterparties to allow commercial clients to mitigate exchange rate risk. Synovus covers its risk by entering into an offsetting foreign currency exchange forward contract. The interest rate swap agreements are free-standing derivatives and are recorded at fair value with any unrealized gain or loss recorded in current period earnings in non-interest revenue. These instruments, and their offsetting positions, are recorded in other assets and other liabilities on the consolidated balance sheets.
Visa Derivative - In conjunction with the sale of Class B shares of common stock issued by Visa to Synovus as a Visa USA member, Synovus entered into a derivative contract with the purchaser, which provides for settlements between the parties based upon a change in the ratio for conversion of Visa Class B shares to Visa Class A shares. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The litigation escrow is funded by proceeds from Visa’s conversion of Class B shares.
The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract. During the years ended December 31, 2022 and 2021, Synovus recorded fair value adjustments of $6.0 million and $2.7 million, respectively, in other non-interest expense. Management believes that the estimate of Synovus' exposure to the Visa indemnification including fees associated with the Visa derivative is adequate based on current information, including Visa's recent announcements and disclosures. However, future developments in the litigation could require changes to Synovus' estimate.
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
Capital Markets Income (partially within the scope of ASC Topic 606): Investment banking income, a component of capital markets income, is comprised primarily of securities underwriting fees and remarketing fees. Synovus assists corporate clients in raising capital by offering equity or debt securities to potential investors. The transaction fees are based on a percentage of the total transaction amount. The underwriting and remarketing fees are recognized on the trade date when the securities are sold to third-party investors with payment received on the settlement date.
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
Other Fees (included in other non-interest revenue on the consolidated statements of income): Other fees within the scope of ASC Topic 606 include revenue generated from safe deposit box rental fees and lockbox services. Fees are recognized over time, on a monthly basis, as Synovus' performance obligation for services is satisfied. Payment is received upfront for safe deposit box rentals and in the following month for lockbox services.
Income Taxes
Synovus is a domestic corporation that files a consolidated federal income tax return with its wholly-owned subsidiaries and files state income tax returns on a consolidated or separate entity basis with the various taxing jurisdictions based on its taxable presence. The current income tax payable or receivable is an estimate of the amounts currently owed to or due from taxing authorities in which Synovus conducts business. Current income taxes payable also reflects changes in liabilities associated with uncertain tax positions reported in tax returns for the current and/or prior years.
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
Synovus regularly evaluates its material tax positions for recognizability in its financial statements. Each tax position is evaluated under the presumption that all positions will be examined and that tax authorities will have full knowledge of all relevant information, and whether a position can be recognized is based solely on the technical merits of the position. Synovus performs a cumulative probability analysis and recognizes tax benefits where there is a greater than fifty percent likelihood of the position being upheld. If, upon this evaluation, the tax benefits of a transaction do not meet this ‘more likely than not’ standard, Synovus will accrue a tax liability for the uncertain tax position or reduce a deferred tax asset for the expected tax impact of the transaction. Events and circumstances may alter the estimates and assumptions used in the analysis of its income tax positions and, accordingly, Synovus' effective tax rate may fluctuate in the future. Synovus recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense.
Share-based Compensation
Synovus has a long-term incentive plan under which the Compensation and Human Capital Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. The Plan permits grants of share-based compensation including stock options, restricted share units, and performance share units. The grants generally include a service-based vesting period of three years. Restricted share units are primarily equity-based but certain specific grants may be cash settled as well. When cash settled awards are granted, they are classified as a liability and revalued quarterly. Performance share units are granted with a defined target level and are compared to required market and performance metrics to determine adjustments to compensation expense. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units and performance share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
Compensation expense is measured based on the grant date fair value of restricted share units and performance share units. Synovus' share-based compensation costs associated with employee grants are recorded as a component of salaries and other personnel expense on the consolidated statements of income. As compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time awards are exercised, cancelled, expire or restrictions are released, Synovus recognizes an adjustment to income tax expense for the difference between the previously estimated tax deduction and the actual tax deduction realized.
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
Fair Value Measurements and Disclosures
Synovus carries various assets and liabilities at fair value based on the fair value accounting guidance under ASC Topic 820, Fair Value Measurement, and ASC Topic 825, Financial Instruments. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
Fair Value Hierarchy
Synovus determines the fair value of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the financial instrument's fair value measurement in its entirety. There are three levels of inputs that may be used to measure fair value. The three levels of inputs of the valuation hierarchy are defined below:

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
Investment Securities Available for Sale and Trading Securities
The fair values of investment securities available for sale and trading securities are primarily based on actively traded markets where prices are based on either quoted market prices or observed transactions. Management employs independent third-party pricing services to provide fair value estimates for Synovus' investment securities available for sale and trading securities. Fair values for fixed income investment securities are typically determined based upon quoted market prices, and/or inputs that are observable in the market, either directly or indirectly, for substantially similar securities. Level 1 securities are typically exchange-quoted prices and include financial instruments such as U.S. Treasury securities and marketable equity securities. Level 2 securities are typically matrix-priced by the third-party pricing service to calculate the fair value. Such fair value measurements consider observable data such as market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. The types of securities classified as Level 2 within the valuation hierarchy primarily consist of collateralized mortgage obligations, mortgage-backed securities, debt securities of GSEs and agencies, corporate debt, asset-backed securities, and state and municipal securities.
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
Fair values of interest rate swaps are determined using a discounted cash flow analysis on the expected cash flows of each derivative, which also includes a credit value adjustment for client swaps, or provided by the clearing house centralized counter party (CCP), for swaps within our hedging program. An independent third-party valuation is used to verify and confirm these values, which are classified as Level 2 within the fair value hierarchy.
Valuation Methodology by Instrument - Non-recurring Basis
The following is a description of the valuation methodologies used for the major categories of financial assets and liabilities measured at fair value on a non-recurring basis.
Loans
Loans measured at fair value on a non-recurring basis consist of loans that do not share similar risk characteristics. These loans are typically collateral-dependent loans that are valued using third-party appraised value of collateral less estimated selling price (Level 3).
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
Long-term Debt
Long-term debt balances are presented net of discounts and premiums, debt issuance costs that arise from the issuance of long-term debt, and the impact of hedge accounting. Discounts, premiums and debt issuance costs are amortized using the effective interest rate method or straight-line method (when the financial statement impacts of this method are not materially different from the former method). For additional information on hedge accounting, refer to the Derivative Instruments section of this Note and "Part II - Item 8. Financial Statements and Supplementary Data - Note 13 - Derivative Instruments" of this Report.
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
Standards Adopted (or partially adopted ) in 2022
ASU 2021-01, Reference Rate Reform (Topic 848)
In January 2021, the FASB issued ASU 2021-01 which provides optional expedients and exceptions in Topic 848 for derivative instruments and hedge accounting modifications resulting from the discounting transition of reference rate reform.
		This ASU is effective upon issuance and can be applied through December 31, 2024.	The Company is in the process of evaluating and applying, as applicable, the optional expedients and exceptions in accounting for eligible contract modifications, eligible existing hedging relationships and new hedging relationships. The application of this guidance has not had and is not expected to have a material impact to the consolidated financial statements.
SAB 121, Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users	In March 2022, the SEC released SAB 121 to add interpretive guidance for entities to consider when they have obligations to safeguard crypto-assets held for clients. The new guidance requires reporting entities who allow clients to transact in crypto-assets and act as a custodian to record a liability with a corresponding asset regardless of whether they control the crypto-asset. The crypto-asset will need to be marked at fair value for each reporting period. The new guidance requires disclosures in the footnotes to address the amount of crypto-assets reported, and the safeguarding and recordkeeping of the assets.	June 30, 2022, with retrospective application back to the beginning of the fiscal year.	The adoption of this standard on June 30, 2022 had no impact to the consolidated financial statements.
ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method	In March 2022, the FASB issued ASU 2022-01 to improve fair value hedge accounting for interest rate risk hedges for prepayable financial assets. The update allows non-prepayable financial assets to be included in a closed portfolio hedge using the portfolio layer method. The expanded scope allows entities to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets.	January 1, 2023. Early adoption is permitted on any date on or after the issuance date.	The Company early adopted this standard during the third quarter of 2022 on a prospective basis. The adoption of this standard has not had and is not expected to have a material impact to the consolidated financial statements.

Standard	Description	Required date of adoption	Effect on Company's financial statements or other significant matters
Standards Issued But Not Yet Adopted in 2022
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
		January 1, 2023. Early adoption is permitted as of an interim period with retrospective application back to the beginning of the fiscal year.	The Company adopted this standard on January 1, 2023 on a prospective basis. The adoption of this standard has not had a material impact to the consolidated financial statements.

Note 2 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at December 31, 2022 and 2021 are summarized below.

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$515,953	$—	$(44,140)	$471,813
U.S. Government agency securities	52,411	—	(3,613)	48,798
Mortgage-backed securities issued by U.S. Government agencies	904,593	1,624	(113,468)	792,749
Mortgage-backed securities issued by U.S. Government sponsored enterprises	8,144,374	936	(1,250,240)	6,895,070
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	769,498	—	(114,371)	655,127
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	877,590	—	(71,645)	805,945
Corporate debt securities and other debt securities	8,908	—	(307)	8,601
Total investment securities available for sale	$11,273,327	$2,560	$(1,597,784)	$9,678,103

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$120,465	$—	$(2,627)	$117,838
U.S. Government agency securities	53,214	1,374	(387)	54,201
Mortgage-backed securities issued by U.S. Government agencies	790,329	768	(11,464)	779,633
Mortgage-backed securities issued by U.S. Government sponsored enterprises	8,063,890	50,491	(102,080)	8,012,301
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	951,691	4,658	(16,726)	939,623
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	479,420	8,644	(6,320)	481,744
Asset-backed securities	514,188	—	—	514,188
Corporate debt securities and other debt securities	18,309	492	—	18,801
Total investment securities available for sale	$10,991,506	$66,427	$(139,604)	$10,918,329

At December 31, 2022 and 2021, investment securities with a carrying value of $4.47 billion and $4.03 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2022 and December 31, 2021 are presented below.

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$139,737	$(6,789)	$307,582	$(37,351)	$447,319	$(44,140)
U.S. Government agency securities	28,938	(1,053)	19,603	(2,560)	48,541	(3,613)
Mortgage-backed securities issued by U.S. Government agencies	187,655	(5,952)	521,395	(107,516)	709,050	(113,468)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,473,348	(120,135)	5,365,233	(1,130,105)	6,838,581	(1,250,240)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	119,649	(10,311)	535,478	(104,060)	655,127	(114,371)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	565,382	(29,383)	240,564	(42,262)	805,946	(71,645)
Corporate debt securities and other debt securities	8,601	(307)	—	—	8,601	(307)
Total	$2,523,310	$(173,930)	$6,989,855	$(1,423,854)	$9,513,165	$(1,597,784)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$49,648	$(379)	$47,590	$(2,248)	$97,238	$(2,627)
U.S. Government agency securities	21,760	(387)	—	—	21,760	(387)
Mortgage-backed securities issued by U.S. Government agencies	461,078	(5,858)	244,264	(5,606)	705,342	(11,464)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	5,729,476	(82,671)	643,758	(19,409)	6,373,234	(102,080)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	187,431	(3,981)	504,238	(12,745)	691,669	(16,726)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	146,672	(2,951)	83,533	(3,369)	230,205	(6,320)
Total	$6,596,065	$(96,227)	$1,523,383	$(43,377)	$8,119,448	$(139,604)

As of December 31, 2022, Synovus had 213 investment securities in a loss position for less than twelve months and 210 investment securities in a loss position for twelve months or longer. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses. As such, no write-downs to the amortized cost basis of the portfolio were recorded at December 31, 2022.
At December 31, 2022, no ACL was established for investment securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. U.S. Treasury and agency securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government, an agency of the United States government, or a government sponsored enterprise.
The amortized cost and fair value by contractual maturity of investment securities available for sale at December 31, 2022 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at December 31, 2022
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$24,293	$441,804	$49,856	$—	$515,953
U.S. Government agency securities	273	22,148	29,990	—	52,411
Mortgage-backed securities issued by U.S. Government agencies	—	534	4	904,055	904,593
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	4,659	109,583	8,030,132	8,144,374
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	91	12,293	757,114	769,498
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	573,334	238,228	66,028	877,590
Corporate debt securities and other debt securities	—	8,908	—	—	8,908
Total amortized cost	$24,566	$1,051,478	$439,954	$9,757,329	$11,273,327

Fair Value
U.S. Treasury securities	$24,293	$407,430	$40,090	$—	$471,813
U.S. Government agency securities	273	19,588	28,937	—	48,798
Mortgage-backed securities issued by U.S. Government agencies	—	517	4	792,228	792,749
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	4,451	102,400	6,788,219	6,895,070
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	88	11,808	643,231	655,127
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	540,820	203,757	61,368	805,945
Corporate debt securities and other debt securities	—	8,601	—	—	8,601
Total fair value	$24,566	$981,495	$386,996	$8,285,046	$9,678,103

Gross gains and gross losses on sales of securities available for sale for the years ended December 31, 2022, 2021, and 2020 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income (loss) at the time of sale.

(in thousands)	2022	2021	2020
Gross realized gains on sales	$—	$1,191	$85,375
Gross realized losses on sales	—	(1,990)	(6,444)
Investment securities gains (losses), net	$—	$(799)	$78,931

Note 3 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of December 31, 2022 and December 31, 2021.

	December 31, 2022
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial, and agricultural	$13,798,639	$15,033	$1,437	$16,470	$48,008	$11,299	$13,874,416
Owner-occupied	8,181,649	487	—	487	9,499	605	8,192,240
Total commercial and industrial	21,980,288	15,520	1,437	16,957	57,507	11,904	22,066,656
Investment properties	11,639,614	960	—	960	1,785	1,688	11,644,047
1-4 family properties	613,049	762	—	762	2,172	950	616,933
Land and development	388,098	77	—	77	1,158	—	389,333
Total commercial real estate	12,640,761	1,799	—	1,799	5,115	2,638	12,650,313
Consumer mortgages	5,163,417	13,969	210	14,179	36,847	—	5,214,443
Home equity	1,742,412	7,795	1	7,796	6,830	—	1,757,038
Credit cards	200,047	1,843	1,722	3,565	—	—	203,612
Other consumer loans	1,795,799	21,269	3	21,272	7,220	—	1,824,291
Total consumer	8,901,675	44,876	1,936	46,812	50,897	—	8,999,384
Loans, net of deferred fees and costs	$43,522,724	$62,195	$3,373	$65,568	$113,519	$14,542	$43,716,353

	December 31, 2021
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial, and agricultural	$12,068,740	$13,378	$3,953	$17,331	$37,918	$23,869	$12,147,858
Owner-occupied	7,460,184	3,627	59	3,686	7,146	4,050	7,475,066
Total commercial and industrial	19,528,924	17,005	4,012	21,017	45,064	27,919	19,622,924
Investment properties	9,894,924	1,285	717	2,002	3,273	2,577	9,902,776
1-4 family properties	639,631	1,182	93	1,275	4,535	28	645,469
Land and development	463,949	845	154	999	1,918	—	466,866
Total commercial real estate	10,998,504	3,312	964	4,276	9,726	2,605	11,015,111
Consumer mortgages	5,033,537	6,257	126	6,383	29,078	—	5,068,998
Home equity	1,349,027	2,619	—	2,619	9,773	—	1,361,419
Credit cards	201,929	1,233	1,010	2,243	—	—	204,172
Other consumer loans	2,011,430	20,369	658	21,027	6,877	—	2,039,334
Total consumer	8,595,923	30,478	1,794	32,272	45,728	—	8,673,923
Loans, net of deferred fees and costs	$39,123,351	$50,795	$6,770	$57,565	$100,518	$30,524	$39,311,958

Interest income on non-accrual loans outstanding that would have been recorded if the loans had been current and performing in accordance with their original terms was $9.0 million and $12.0 million during the years ended December 31, 2022 and 2021, respectively. Of the interest income recognized during the years ended December 31, 2022 and 2021, cash-basis interest income was $3.0 million and $2.4 million, respectively.
Pledged Loans
Loans with carrying values of $16.09 billion and $14.19 billion, respectively, were pledged as collateral for borrowings and capacity at December 31, 2022 and 2021 respectively, to the FHLB and Federal Reserve Bank.

Portfolio Segment Risk Factors
The risk characteristics and collateral information of each portfolio segment are as follows:
Commercial and Industrial Loans - The C&I loan portfolio is comprised of general middle market and commercial banking clients across a diverse set of industries. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. These loans are secured by collateral such as business equipment, inventory, and real estate. Credit decisions on loans in the C&I portfolio are based on cash flow from the operations of the business as the primary source of repayment of the debt, with underlying real estate or other collateral being the secondary source of repayment. PPP loans, which are categorized as C&I loans and guaranteed by the SBA, were $14.7 million and $399.6 million, net of unearned fees, at December 31, 2022 and 2021, respectively.
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

The following table summarizes each loan portfolio class by regulatory risk grade and origination year as of December 31, 2022 as required by CECL.

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2022	2021	2020	2019	2018	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$1,276,814	$1,911,353	$1,009,230	$782,100	$536,001	$1,037,488	$6,862,070	$43,748	$13,458,804
Special Mention	4,131	14,289	12,691	6,637	5,716	2,777	81,889	1,710	129,840
Substandard(1)	13,751	17,780	38,943	42,773	18,405	21,418	131,422	1,003	285,495
Loss(3)	—	—	—	—	—	—	277	—	277
Total commercial, financial and agricultural	1,294,696	1,943,422	1,060,864	831,510	560,122	1,061,683	7,075,658	46,461	13,874,416
Owner-occupied
Pass	1,537,016	1,675,524	1,137,889	909,525	664,734	1,103,500	866,920	—	7,895,108
Special Mention	4,238	6,760	24,175	13,913	5,024	69,500	—	—	123,610
Substandard(1)	19,437	13,381	63,925	7,415	51,364	17,755	—	—	173,277
Loss(2)	—	245	—	—	—	—	—	—	245
Total owner-occupied	1,560,691	1,695,910	1,225,989	930,853	721,122	1,190,755	866,920	—	8,192,240
Total commercial and industrial	2,855,387	3,639,332	2,286,853	1,762,363	1,281,244	2,252,438	7,942,578	46,461	22,066,656
Investment properties
Pass	2,671,660	3,245,669	1,532,230	1,220,974	775,747	1,543,724	541,118	—	11,531,122
Special Mention	2,379	1,550	—	14,570	5,908	2,388	146	—	26,941
Substandard(1)	5,973	1,455	176	1,688	51,767	3,931	20,994	—	85,984
Total investment properties	2,680,012	3,248,674	1,532,406	1,237,232	833,422	1,550,043	562,258	—	11,644,047
1-4 family properties
Pass	248,418	154,181	44,032	33,246	27,053	55,543	47,732	—	610,205
Special Mention	1	—	752	—	—	297	—	—	1,050
Substandard(1)	1,309	1,429	75	741	836	1,243	45	—	5,678
Total 1-4 family properties	249,728	155,610	44,859	33,987	27,889	57,083	47,777	—	616,933
Land and development
Pass	119,801	84,055	21,984	39,484	18,600	64,854	5,078	—	353,856
Special Mention	—	—	744	—	29,618	1,118	—	—	31,480
Substandard(1)	699	325	220	627	472	1,654	—	—	3,997
Total land and development	120,500	84,380	22,948	40,111	48,690	67,626	5,078	—	389,333
Total commercial real estate	3,050,240	3,488,664	1,600,213	1,311,330	910,001	1,674,752	615,113	—	12,650,313

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2022	2021	2020	2019	2018	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Consumer mortgages
Pass	$857,489	$1,188,652	$1,356,065	$458,441	$182,834	$1,118,686	$143	$—	$5,162,310
Substandard(1)	1,153	6,452	8,519	9,442	6,167	19,662	—	—	51,395
Loss(2)	—	—	—	4	—	734	—	—	738
Total consumer mortgages	858,642	1,195,104	1,364,584	467,887	189,001	1,139,082	143	—	5,214,443
Home equity
Pass	—	—	—	—	—	—	1,241,201	504,272	1,745,473
Substandard(1)	—	—	—	—	—	—	6,534	4,512	11,046
Loss(2)	—	—	—	—	—	—	402	117	519
Total home equity	—	—	—	—	—	—	1,248,137	508,901	1,757,038
Credit cards
Pass	—	—	—	—	—	—	201,898	—	201,898
Substandard(1)	—	—	—	—	—	—	617	—	617
Loss(3)	—	—	—	—	—	—	1,097	—	1,097
Total credit cards	—	—	—	—	—	—	203,612	—	203,612
Other consumer loans
Pass	284,045	524,601	457,684	61,760	31,662	142,189	313,565	—	1,815,506
Substandard(1)	1,417	3,810	1,648	712	163	888	139	—	8,777
Loss(3)	—	—	—	—	—	8	—	—	8
Total other consumer loans	285,462	528,411	459,332	62,472	31,825	143,085	313,704	—	1,824,291
Total consumer	1,144,104	1,723,515	1,823,916	530,359	220,826	1,282,167	1,765,596	508,901	8,999,384
Loans, net of deferred fees and costs	$7,049,731	$8,851,511	$5,710,982	$3,604,052	$2,412,071	$5,209,357	$10,323,287	$555,362	$43,716,353

(1)    The majority of loans within Substandard risk grade are accruing loans at December 31, 2022.
(2)    Loans within Loss risk grade are on non-accrual status and have an ALL equal to the full loan amount.
(3)    Represent amounts that were 120 days past due. These credits are downgraded to the Loss category with an ALL equal to the full loan amount and are generally charged off upon reaching 181 days past due in accordance with the FFIEC Retail Credit Classification Policy.

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2021	2020	2019	2018	2017	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$2,396,717	$1,332,549	$922,396	$607,918	$433,045	$903,995	$5,151,981	$42,809	$11,791,410
Special Mention	2,731	15,166	17,571	10,433	2,242	2,489	71,996	—	122,628
Substandard(1)	16,105	50,979	40,125	10,383	16,473	37,565	51,442	33	223,105
Doubtful(2)	469	—	1,601	8,512	—	—	48	—	10,630
Loss(4)	—	—	—	—	—	—	85	—	85
Total commercial, financial and agricultural	2,416,022	1,398,694	981,693	637,246	451,760	944,049	5,275,552	42,842	12,147,858
Owner-occupied
Pass	1,776,086	1,276,797	1,117,825	858,721	708,942	1,116,766	437,724	—	7,292,861
Special Mention	702	19,950	4,724	10,202	18,109	36,481	—	—	90,168
Substandard(1)	7,312	1,294	8,386	43,276	6,169	25,329	—	—	91,766
Loss(3)	271	—	—	—	—	—	—	—	271
Total owner-occupied	1,784,371	1,298,041	1,130,935	912,199	733,220	1,178,576	437,724	—	7,475,066
Total commercial and industrial	4,200,393	2,696,735	2,112,628	1,549,445	1,184,980	2,122,625	5,713,276	42,842	19,622,924
Investment properties
Pass	2,823,978	1,463,503	1,905,534	1,019,765	738,036	1,317,634	278,697	—	9,547,147
Special Mention	6,163	—	32,290	63,900	59,194	44,532	33,659	—	239,738
Substandard(1)	1,465	326	8,550	57,127	3,564	23,505	21,354	—	115,891
Total investment properties	2,831,606	1,463,829	1,946,374	1,140,792	800,794	1,385,671	333,710	—	9,902,776
1-4 family properties
Pass	295,082	82,976	51,939	43,025	49,057	57,025	55,588	—	634,692
Special Mention	192	207	641	—	—	239	—	—	1,279
Substandard(1)	1,999	—	566	4,222	489	2,177	45	—	9,498
Total 1-4 family properties	297,273	83,183	53,146	47,247	49,546	59,441	55,633	—	645,469
Land and development
Pass	141,614	42,201	77,868	34,058	37,167	44,989	44,730	—	422,627
Special Mention	—	800	1,900	31,458	—	1,179	—	—	35,337
Substandard(1)	824	1,149	46	3,021	807	3,055	—	—	8,902
Total land and development	142,438	44,150	79,814	68,537	37,974	49,223	44,730	—	466,866
Total commercial real estate	3,271,317	1,591,162	2,079,334	1,256,576	888,314	1,494,335	434,073	—	11,015,111

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2021	2020	2019	2018	2017	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Consumer mortgages
Pass	$1,274,999	$1,556,733	$572,467	$216,277	$392,492	$1,001,771	$255	$—	$5,014,994
Substandard(1)	1,031	3,680	5,943	12,387	5,717	25,025	—	—	53,783
Loss(3)	—	—	5	—	—	216	—	—	221
Total consumer mortgages	1,276,030	1,560,413	578,415	228,664	398,209	1,027,012	255	—	5,068,998
Home equity
Pass	—	—	—	—	—	—	1,199,556	146,635	1,346,191
Substandard(1)	—	—	—	—	—	—	9,058	5,372	14,430
Loss(3)	—	—	—	—	—	—	658	140	798
Total home equity	—	—	—	—	—	—	1,209,272	152,147	1,361,419
Credit cards
Pass	—	—	—	—	—	—	203,161	—	203,161
Substandard(1)	—	—	—	—	—	—	348	—	348
Loss(4)	—	—	—	—	—	—	663	—	663
Total credit cards	—	—	—	—	—	—	204,172	—	204,172
Other consumer loans
Pass	654,419	708,937	127,131	49,993	86,175	97,765	306,500	—	2,030,920
Substandard(1)	668	1,550	2,064	1,308	1,892	750	162	—	8,394
Loss(4)	—	—	—	—	—	20	—	—	20
Total other consumer loans	655,087	710,487	129,195	51,301	88,067	98,535	306,662	—	2,039,334
Total consumer	1,931,117	2,270,900	707,610	279,965	486,276	1,125,547	1,720,361	152,147	8,673,923
Loan, net of deferred fees and costs	$9,402,827	$6,558,797	$4,899,572	$3,085,986	$2,559,570	$4,742,507	$7,867,710	$194,989	$39,311,958

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
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the years ended December 31, 2022 and 2021.
Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the years ended December 31, 2022, 2021, and 2020. For the years ended December 31, 2022 and 2021, Synovus had no significant transfers to loans held for sale. For the year ended December 31, 2020, Synovus reversed a net amount of $18.3 million in previously established reserves for credit losses associated with net transfers to held for sale of $1.43 billion in performing loans, primarily related to third-party single-service consumer loans and non-relationship consumer mortgages.

	As of and For The Year Ended December 31, 2022
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$188,364	$97,760	$141,473	$427,597
Charge-offs	(42,588)	(3,102)	(38,020)	(83,710)
Recoveries	14,625	1,633	14,296	30,554
Provision for (reversal of) loan losses	1,149	47,284	20,550	68,983
Ending balance	$161,550	$143,575	$138,299	$443,424

	As of and For The Year Ended December 31, 2021
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$229,555	$130,742	$245,439	$605,736
Charge-offs	(59,457)	(15,392)	(30,383)	(105,232)
Recoveries	9,734	7,444	10,266	27,444
Provision for (reversal of) loan losses	8,532	(25,034)	(83,849)	(100,351)
Ending balance	$188,364	$97,760	$141,473	$427,597

	As of and For The Year Ended December 31, 2020
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance, prior to adoption of ASC 326	$145,782	$67,430	$68,190	$281,402
Impact from adoption of ASC 326	(2,310)	(651)	85,955	82,994
Beginning balance, after adoption of ASC 326	143,472	66,779	154,145	364,396
Charge-offs	(76,260)	(13,213)	(29,789)	(119,262)
Recoveries	13,544	2,857	8,149	24,550
Provision for (reversal of) loan losses	148,799	74,319	112,934	336,052
Ending balance	$229,555	$130,742	$245,439	$605,736

The ALL of $443.4 million and the reserve for unfunded commitments of $57.5 million, which is recorded in other liabilities, comprise the total ACL of $500.9 million at December 31, 2022. The ACL increased $31.4 million compared to the December 31, 2021 ACL of $469.5 million, which consisted of an ALL of $427.6 million and the reserve for unfunded commitments of $41.9 million. The ACL to loans coverage ratio of 1.15% at December 31, 2022 was 4 bps lower compared to December 31, 2021. The increase in the ACL from December 31, 2021 resulted primarily from loan growth and an increase in the reserve for unfunded commitments, largely due to an increase in both reserve rates and the level of unfunded commitments, mostly offset by decreased specific reserves and continued positive trends in our credit performance.

The ACL is estimated using a two-year reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reverts on a straight-line basis back to the historical rates over a one-year period. Synovus utilizes multiple economic forecast scenarios sourced from a reputable third-party provider that are probability-weighted internally. The current scenarios include a consensus baseline forecast, an upside scenario reflecting an accelerated recovery, a downside scenario that reflects adverse economic conditions, and an additional adverse scenario that assumes consistent slow growth that is less optimistic than the baseline. At December 31, 2022, the unemployment rate is the input that most significantly impacts our estimate. The multi-scenario forecast used in our estimate includes a weighted average unemployment rate of 4.7% over the forecast period at December 31, 2022, compared to 4.4% at December 31, 2021.

TDRs
Information about Synovus' TDRs is presented in the following tables. Synovus began entering into loan modifications with borrowers in response to the COVID-19 pandemic under the CARES Act, some of which had not been classified as TDRs. The CARES Act election period ended on January 1, 2022. The following tables present, by concession type, the post-modification balance for loans modified or renewed during the years ended December 31, 2022, 2021, and 2020 that were reported as accruing or non-accruing TDRs.

TDRs by Concession Type
	Year Ended December 31, 2022
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial, and agricultural	86	$34,518	$1,279	$35,797
Owner-occupied	29	65,956	3,857	69,813
Total commercial and industrial	115	100,474	5,136	105,610
Investment properties	7	5,026	6,610	11,636
1-4 family properties	14	3,850	—	3,850
Land and development	4	3,168	—	3,168
Total commercial real estate	25	12,044	6,610	18,654
Consumer mortgages	10	1,176	266	1,442
Home equity	41	4,836	39	4,875
Other consumer loans	15	—	605	605
Total consumer	66	6,012	910	6,922
Loans, net of deferred fees and costs	206	$118,530	$12,656	$131,186	(2)

	Year Ended December 31, 2021
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial, and agricultural	152	$12,746	$8,096	$20,842
Owner-occupied	24	5,908	868	6,776
Total commercial and industrial	176	18,654	8,964	27,618
Investment properties	9	3,130	—	3,130
1-4 family properties	13	1,131	123	1,254
Land and development	8	1,948	60	2,008
Total commercial real estate	30	6,209	183	6,392
Consumer mortgages	18	2,512	1,006	3,518
Home equity	55	4,991	258	5,249
Other consumer loans	103	435	5,720	6,155
Total consumer	176	7,938	6,984	14,922
Loans, net of deferred fees and costs	382	$32,801	$16,131	$48,932	(3)

TDRs by Concession Type (continued)
	Year Ended December 31, 2020
(in thousands, except contract data)	Number of Contracts	Below Market Interest Rate	Other Concessions(1)	Total
Commercial, financial, and agricultural	152	$10,939	$11,912	$22,851
Owner-occupied	22	4,536	1,530	6,066
Total commercial and industrial	174	15,475	13,442	28,917
Investment properties	9	29,679	1,420	31,099
1-4 family properties	22	1,769	1,105	2,874
Land and development	4	606	—	606
Total commercial real estate	35	32,054	2,525	34,579
Consumer mortgages	23	1,866	2,789	4,655
Home equity	63	1,970	2,530	4,500
Other consumer loans	57	1,185	2,779	3,964
Total consumer	143	5,021	8,098	13,119
Loans, net of deferred fees and costs	352	$52,550	$24,065	$76,615	(4)

(1)    Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the years ended December 31, 2022, 2021, and 2020.
(2)    No charge-offs were recorded during the year ended December 31, 2022 upon restructuring of these loans.
(3)    No charge-offs were recorded during the year ended December 31, 2021 upon restructuring of these loans.
(4)    No charge-offs were recorded during the year ended December 31, 2020 upon restructuring of these loans.
For the years ended December 31, 2022, 2021 and 2020, there were five defaults with a recorded investment of $1.0 million, eight defaults with a recorded investment of $978 thousand, and seven defaults with a recorded investment of $21.7 million, respectively, on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments). As of December 31, 2022 and 2021, there were no commitments to lend a material amount of additional funds to any client~~s~~ whose loans were classified as TDRs.

Note 4 - Premises, Equipment and Software
Premises, equipment and software at December 31, 2022 and 2021 consist of the following:

(in thousands)	2022	2021
Land	$92,125	$104,768
Buildings and improvements	303,934	361,593
Leasehold improvements	89,619	55,098
Furniture, equipment and software	422,495	441,091
Construction in progress	17,528	18,918
Total premises, equipment and software	925,701	981,468
Less: Accumulated depreciation and amortization	(555,069)	(574,227)
Net premises, equipment and software	$370,632	$407,241

Net premises, equipment, and software included $1.4 million and $2.2 million related to net finance leases at December 31, 2022 and 2021, respectively. Depreciation and amortization expense for the years ended December 31, 2022, 2021, and 2020 totaled $42.1 million, $50.5 million, and $51.6 million, respectively.
During the years ended December 31, 2022 and 2021, Synovus transferred premises with a net book value of $24.2 million and $33.4 million, including $17.6 million of real estate related to our headquarters in Columbus, respectively, to other properties held for sale, a component of other assets.
Note 5 - Goodwill and Other Intangible Assets
During the first quarter of 2022, Synovus reorganized its internal management reporting structure to add an additional segment for Consumer Banking. The Consumer Banking segment was previously included in the Community Banking segment. In connection with the reorganization, management reallocated a portion of the Community Banking goodwill to Consumer Banking using a relative fair value approach. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 17 - Segment Reporting" in this Report for additional information.
Goodwill allocated to each reporting unit at December 31, 2022 and 2021 is presented as follows:

(in thousands)	Wholesale Banking Reporting Unit	Community Banking Reporting Unit	Consumer Banking Reporting Unit	Wealth Management Reporting Unit	Total Goodwill
Balance as of December 31, 2020 (1)	$171,636	$256,323	$—	$24,431	$452,390
Change in goodwill	—	—	—	—	—
Balance as of December 31, 2021	$171,636	$256,323	$—	$24,431	$452,390
Change in goodwill from reallocation	—	(114,701)	114,701	—	—
Balance as of December 31, 2022	$171,636	$141,622	$114,701	$24,431	$452,390

(1) During 2020, Synovus recorded a $44.9 million goodwill impairment charge representing all of the goodwill allocated to the Consumer Mortgage reporting unit; as such, the Consumer Mortgage reporting unit is not presented in the table above.
Goodwill is evaluated for impairment on an annual basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). During the fourth quarter of 2022, Synovus completed its annual goodwill impairment evaluation by performing a qualitative assessment of goodwill at the reporting unit level. In performing the qualitative assessment, the Company evaluated events and circumstances since the last impairment analysis, recent operating performance including reporting unit performance, changes in market capitalization, changes in the business climate, company-specific factors and trends in the banking industry. The results of the qualitative assessment indicated that it was more likely than not that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date; therefore, the quantitative goodwill impairment tests were deemed unnecessary.
The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of December 31, 2022 and 2021, which primarily consist of core deposit intangible assets. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. Aggregate other intangible assets amortization expense for the years ended December 31, 2022, 2021, and 2020 was $8.5 million, $9.5 million, and $10.6 million, respectively, and is included in other operating expense on the consolidated statements of income.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2022
CDI	$57,400	$(35,484)	$21,916
Other	12,500	(7,292)	5,208
Total other intangible assets	$69,900	$(42,776)	$27,124
December 31, 2021
CDI	57,400	(28,178)	$29,222
Other	12,500	(6,126)	6,374
Total other intangible assets	$69,900	$(34,304)	$35,596

The estimated amortization expense of other intangible assets for the next five years is as follows:

(in thousands)	Amortization Expense
2023	$7,429
2024	6,366
2025	5,266
2026	4,195
2027	2,824

Note 6 - Other Assets
Significant balances included in other assets at December 31, 2022 and 2021 are presented below.

(in thousands)	2022	2021
Deferred tax asset, net	$595,317	$169,051
Investments in tax credits and CRA partnerships	496,527	426,137
ROU assets	421,481	411,472
Federal Reserve Bank and FHLB Stock	308,321	159,941
Accrued interest receivable	226,209	145,659
Accounts receivable	152,460	81,325
Derivative asset positions	89,815	191,708
Prepaid expense	48,152	42,874
Mutual funds and mutual funds held in rabbi trusts	42,659	43,657
MPS receivable(1)	15,320	15,320
Other investments	11,172	12,185
Trading securities, at fair value	8,295	8,391
Other real estate	—	11,818
Miscellaneous other assets	55,910	70,660
Total other assets	$2,471,638	$1,790,198

(1)    See "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Commitments and Contingencies" in this Report for more information on this receivable which is classified as a NPA.
As a member of the Federal Reserve System, Synovus is currently required to purchase and hold shares of capital stock in the Federal Reserve Bank of Atlanta (recorded at amortized cost, which approximates fair value, of $128.6 million and $143.7 million at December 31, 2022 and 2021, respectively) in an amount equal to the greater of 6% of its capital and surplus or 0.6% of deposits. As a member of the FHLB, Synovus is also required to purchase and hold shares of capital stock in the FHLB (recorded at amortized cost, which approximates fair value, of $179.7 million and $16.2 million at December 31, 2022 and 2021, respectively) in an amount equal to its membership base investment plus an activity-based investment determined according to the level of outstanding FHLB advances.
Note 7 - Deposits
A summary of interest-bearing deposits at December 31, 2022 and 2021 is presented below.

(in thousands)	2022	2021
Interest-bearing demand deposits(1)	$8,721,397	$9,321,611
Money market accounts(1)	14,830,934	16,364,338
Savings accounts	1,416,246	1,420,647
Time deposits(1)	2,964,078	3,093,027
Brokered deposits	5,299,005	2,835,000
Total interest-bearing deposits	$33,231,660	$33,034,623

(1)    Excluding brokered deposits
The aggregate amount of time deposits (excluding brokered deposits) of $250,000 or more was $1.20 billion at December 31, 2022 and $1.33 billion at December 31, 2021.

The following table presents contractual maturities of all time deposits, including brokered time deposits, at December 31, 2022.

(in thousands)
Maturing within one year	$3,908,149
Between 1 - 2 years	1,748,784
2 - 3 years	567,936
3 - 4 years	32,037
4 - 5 years	26,282
Thereafter	11,837
Total	$6,295,025

Note 8 - Other Short-term Borrowings and Long-term Debt
Other Short-term Borrowings
Other short-term borrowings at December 31, 2022 and 2021 consisted of the following:

(dollars in thousands)	2022	2021
FHLB advances with original maturities of one year or less	$600,014	$—
Securities sold short	3,370	200
Total other short-term borrowings	$603,384	$200

The following table sets forth additional information on Synovus' other short-term borrowings for the years indicated.

(dollars in thousands)	2022	2021
Total balance at December 31,	$603,384	$200
Weighted average interest rate at December 31,	4.51%	0.08%
Maximum month-end balance during the year	$1,705,069	$200
Average amount outstanding during the year	466,254	8
Weighted average interest rate during the year	2.32%	—%

Long-term Debt
The following table presents long-term debt at December 31, 2022 and 2021 net of unamortized discounts, debt issuance costs, and the impact of hedge accounting (refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 13 - Derivative Instruments" of this Report for additional information).

(dollars in thousands)	2022	2021
Parent Company:
3.125% Senior Notes, issued November 1, 2017, due November 1, 2022, $300.0 million par value with semi-annual interest payments and principal to be paid at maturity	$—	$299,479
5.90% Fixed-to-Fixed Rate Subordinated Notes issued February 7, 2019, due February 7, 2029, subject to redemption prior to February 7, 2029: $300.0 million par value with semi-annual interest payments at 5.90% for the first five years and semi-annual payments thereafter at a fixed rate of 3.379% above the 5-Year Mid-Swap Rate as of the reset date	298,158	297,855
5.200% Senior Notes issued August 11, 2022, due August 11, 2025, subject to redemption on or after February 11, 2023, $350.0 million par value with semi-annual interest payments in arrears and principal to be paid at maturity	336,332	—
LIBOR + 1.80% junior subordinated debentures, due June 15, 2035, $10.0 million par value with quarterly interest payments and principal to be paid at maturity (rate of 6.57% at December 31, 2022 and 2.00% at December 31, 2021)	10,000	10,000
Total long-term debt — Parent Company	$644,490	$607,334
Synovus Bank:
2.289% Fixed-to-Floating Rate Senior Bank Notes issued February 12, 2020, due February 10, 2023, subject to redemption on February 10, 2022: $400.0 million par value with semi-annual interest payments at 2.289% for the first two years and quarterly payments thereafter at an adjustable rate equal to the then-current SOFR + 94.5 bps per annum(1)	$—	$399,269
4.00% Fixed-to-Fixed Rate Subordinated Bank Notes issued October 29, 2020, due October 29, 2030, $200.0 million par value with semi-annual interest payments at 4.00% for the first five years and semi-annual payments thereafter at a fixed rate of 3.625% above the 5-Year U.S. Treasury Rate	190,107	197,626
FHLB advances with weighted average interest rate of 4.56% at December 31, 2022	3,275,000	—
Total long-term debt — Synovus Bank	3,465,107	596,895
Total long-term debt	$4,109,597	$1,204,229

(1)    Synovus Bank called these Notes and settled them on February 10, 2022 with a net payment of $405.3 million that included principal, interest, and written off debt issuance costs.
The provisions of the indentures governing Synovus’ long-term debt contain certain restrictions within specified limits on mergers, sales of all or substantially all of Synovus' assets and limitations on sales and issuances of voting stock of subsidiaries and Synovus’ ability to pay dividends on its capital stock if there is an event of default under the applicable indenture. As of December 31, 2022 and 2021, Synovus and its subsidiaries were in compliance with the covenants in these agreements.
Contractual annual principal payments on long-term debt for the next five years and thereafter are shown in the following table. These maturities are based upon the par value of the long-term debt.

(in thousands)	Parent Company	Synovus Bank	Total
2023	$—	$500,000	$500,000
2024	—	2,775,000	2,775,000
2025	350,000	—	350,000
2026	—	—	—
2027	—	—	—
Thereafter	310,000	200,000	510,000
Total	$660,000	$3,475,000	$4,135,000

Note 9 - Shareholders' Equity and Other Comprehensive Income
The following table shows the changes in shares of preferred and common stock issued and common stock held as treasury shares for the years ended December 31, 2022, 2021, and 2020.

(shares in thousands)	Series D Preferred Stock Issued	Series E Preferred Stock Issued	Total Preferred Stock Issued	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at December 31, 2019	8,000	14,000	22,000	166,801	19,643	147,158
Issuance of common stock for earnout payment	—	—	—	379	—	379
Restricted share unit activity	—	—	—	389	—	389
Stock options exercised	—	—	—	564	—	564
Repurchase of common stock	—	—	—	—	450	(450)
Balance at December 31, 2020	8,000	14,000	22,000	168,133	20,093	148,040
Warrants exercised and common stock reissued	—	—	—	—	(3)	3
Common stock reissued for earnout payment	—	—	—	—	(125)	125
Restricted share unit activity	—	—	—	355	—	355
Stock options exercised	—	—	—	896	—	896
Repurchase of common stock	—	—	—	—	4,409	(4,409)
Balance at December 31, 2021	8,000	14,000	22,000	169,384	24,374	145,010
Restricted share unit activity	—	—	—	399	—	399
Stock options exercised	—	—	—	358	—	358
Repurchase of common stock	—	—	—	—	281	(281)
Balance at December 31, 2022	8,000	14,000	22,000	170,141	24,655	145,486

Preferred Stock
The following table presents a summary of Preferred Stock as of December 31, 2022, 2021, and 2020.

	Issuance Date	Public Offering Amount		Net Proceeds		Earliest Redemption Date	Dividend Rate(1)		Liquidation Preference
Series D	June 21, 2018	$200.0	million	$195.1	million	June 21, 2023	6.300%	(2)	$25 per share
Series E	July 1, 2019	$350.0	million	$342.0	million	July 1, 2024	5.875%	(3)	$25 per share

(1)     Dividends on all series of Preferred Stock are non-cumulative and, if declared, will accrue and be payable in arrears, quarterly.
(2)     Dividends, if declared, will be paid quarterly at a rate per annum equal to 6.300% for each dividend period from the original issue date to, but excluding, June 21, 2023. From and including June 21, 2023, the dividend rate will change to a floating rate equal to the three-month LIBOR plus a spread of 3.352% per annum. Dividends declared beyond June 30, 2023 will be determined based on the floating rate index terms as described in the issuance documentation.
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
Common Stock
Repurchases of Common Stock
During 2022, Synovus repurchased $13.0 million, or 281 thousand shares, of common stock through open market transactions under the share repurchase program announced on January 20, 2022.
During 2021, Synovus repurchased $199.9 million, or 4.4 million shares, of common stock through open market transactions under the share repurchase program announced on January 26, 2021.

During 2020, Synovus repurchased $16.2 million, or 450 thousand shares, of common stock through open market transactions under the share repurchase program announced on January 24, 2020.
Accumulated Other Comprehensive Income (Loss)
The following table illustrates activity within the balances in AOCI by component, and is shown for the years ended December 31, 2022, 2021, and 2020.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net Unrealized Gains (Losses) on Investment Securities Available for Sale(1)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Post-Retirement Unfunded Health Benefit	Total
Balance at December 31, 2019	$83,666	$(18,487)	$462	$65,641
Other comprehensive income (loss) before reclassifications	80,491	73,502	—	153,993
Amounts reclassified from accumulated other comprehensive income (loss)	(58,488)	(2,049)	(462)	(60,999)
Net current period other comprehensive income (loss)	22,003	71,453	(462)	92,994
Balance at December 31, 2020	$105,669	$52,966	$—	$158,635
Other comprehensive income (loss) before reclassifications	(174,246)	(57,705)	—	(231,951)
Amounts reclassified from accumulated other comprehensive income (loss)	597	(9,602)	—	(9,005)
Net current period other comprehensive income (loss)	(173,649)	(67,307)	—	(240,956)
Balance at December 31, 2021	$(67,980)	$(14,341)	$—	$(82,321)
Other comprehensive income (loss) before reclassifications	(1,152,283)	(225,715)	—	(1,377,998)
Amounts reclassified from accumulated other comprehensive income (loss)	—	18,202	—	18,202
Net current period other comprehensive income (loss)	(1,152,283)	(207,513)	—	(1,359,796)
Balance at December 31, 2022	$(1,220,263)	$(221,854)	$—	$(1,442,117)

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
Note 10 - Regulatory Capital
Synovus and Synovus Bank are each subject to regulatory capital requirements administered by the federal banking agencies under Basel III. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Specific capital levels that involve quantitative measures of both on- and off-balance sheet items as calculated under regulatory capital guidelines must be met. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Additionally, regulatory capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios in order to avoid restrictions on capital distributions and discretionary bonuses. Based on internal capital analyses and earnings projections, Synovus' and Synovus Bank’s capital positions are each adequate to meet regulatory minimum capital requirements inclusive of the capital conservation buffer.
Synovus Bank is also required to maintain certain capital levels, and not be subject to any written agreement, order, capital directive, or prompt corrective action directive requiring it to meet and maintain a specific capital level for any capital measure, in order to be considered a well-capitalized institution as defined by federal prompt corrective action banking regulations.

The following table summarizes regulatory capital information at December 31, 2022 and 2021 for Synovus and Synovus Bank.

	Actual Capital		Minimum Requirement For Capital Adequacy(1)		To Be Well-Capitalized Under Prompt Corrective Action Provisions(2)
(dollars in thousands)	2022	2021	2022	2021	2022	2021
Synovus Financial Corp.
CET1 capital	$4,926,194	$4,388,618	$2,302,824	$2,079,435	N/A	N/A
Tier 1 risk-based capital	5,463,339	4,925,763	3,070,432	2,772,581	N/A	N/A
Total risk-based capital	6,415,681	5,827,196	4,093,909	3,696,774	N/A	N/A
CET1 capital ratio	9.63%	9.50%	4.50%	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	10.68	10.66	6.00	6.00	N/A	N/A
Total risk-based capital ratio	12.54	12.61	8.00	8.00	N/A	N/A
Leverage ratio	9.07	8.72	4.00	4.00	N/A	N/A
Synovus Bank
CET1 capital	$5,446,703	$4,998,698	$2,300,126	$2,076,515	$3,322,404	$2,999,410
Tier 1 risk-based capital	5,446,703	4,998,698	3,066,835	2,768,686	4,089,113	3,691,581
Total risk-based capital	6,079,152	5,587,757	4,089,113	3,691,581	5,111,391	4,614,477
CET1 capital ratio	10.66%	10.83%	4.50%	4.50%	6.50%	6.50%
Tier 1 risk-based capital ratio	10.66	10.83	6.00	6.00	8.00	8.00
Total risk-based capital ratio	11.89	12.11	8.00	8.00	10.00	10.00
Leverage ratio	9.06	8.86	4.00	4.00	5.00	5.00

(1)    The additional capital conservation buffer in effect is 2.5%.
(2)    The prompt corrective action provisions are applicable at the bank level only.
Note 11 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the years ended December 31, 2022, 2021, and 2020. Diluted net income per common share incorporates the potential impact of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock.

	Years Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Net income	$757,902	$760,467	$373,695
Less: Preferred stock dividends	33,163	33,163	33,163
Net income available to common shareholders	$724,739	$727,304	$340,532
Weighted average common shares outstanding	145,364	147,041	147,415
Effect of dilutive outstanding equity-based awards, warrants, and earnout payments	1,117	1,454	795
Weighted average diluted common shares	146,481	148,495	148,210
Net income per common share, basic	$4.99	$4.95	$2.31
Net income per common share, diluted	$4.95	$4.90	$2.30

For both the years ended December 31, 2022, and 2021, there was 21 thousand of potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive. For the year ended December 31, 2020, there was 602 thousand of potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of December 31, 2022 and 2021.

	December 31, 2022				December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Mortgage-backed securities issued by U.S. Government agencies	$—	$—	$—	$—	$—	$197	$—	$197
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	2,991	—	2,991	—	671	—	671
Other mortgage-backed securities	—	3,185	—	3,185	—	—	—	—
State and municipal securities	—	48	—	48	—	560	—	560
Asset-backed securities	—	2,071	—	2,071	—	6,963	—	6,963
Total trading securities	$—	$8,295	$—	$8,295	$—	$8,391	$—	$8,391
Investment securities available for sale:
U.S. Treasury securities	$471,813	$—	$—	$471,813	$117,838	$—	$—	$117,838
U.S. Government agency securities	—	48,798	—	48,798	—	54,201	—	54,201
Mortgage-backed securities issued by U.S. Government agencies	—	792,749	—	792,749	—	779,633	—	779,633
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	6,895,070	—	6,895,070	—	8,012,301	—	8,012,301
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	655,127	—	655,127	—	939,623	—	939,623
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	805,945	—	805,945	—	481,744	—	481,744
Asset-backed securities	—	—	—	—	—	514,188	—	514,188
Corporate debt securities and other debt securities	—	8,601	—	8,601	—	18,801	—	18,801
Total investment securities available for sale	$471,813	$9,206,290	$—	$9,678,103	$117,838	$10,800,491	$—	$10,918,329
Mortgage loans held for sale	$—	$51,136	$—	$51,136	$—	$108,198	$—	$108,198
Other investments	—	—	11,172	11,172	—	—	12,185	12,185
Mutual funds and mutual funds held in rabbi trusts	42,659	—	—	42,659	43,657	—	—	43,657
SBA loans servicing asset	—	—	2,354	2,354	—	—	3,233	3,233
Derivative assets	—	89,815	—	89,815	—	191,708	—	191,708
Liabilities
Securities sold short	$3,370	$—	$—	$3,370	$—	$200	$—	$200
Mutual fund held in rabbi trusts	27,944	—	—	27,944	27,205	—	—	27,205
Derivative liabilities	—	339,227	3,453	342,680	—	95,067	3,535	98,602

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

	Years Ended December 31,
(in thousands)	2022	2021	2020
Changes in fair value included in net income:
Mortgage loans held for sale	$(1,541)	$(3,942)	$3,400
Mortgage loans held for sale:
Fair value	51,136	108,198	216,647
Unpaid principal balance	50,264	105,785	210,292
Fair value less aggregate unpaid principal balance	$872	$2,413	$6,355

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
During 2022 and 2021, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy.

	2022
(in thousands)	Other Investments	SBA Loans Servicing Asset	Visa Derivative Liability
Beginning balance	$12,185	$3,233	$(3,535)
Total gains (losses) realized/unrealized:
Included in earnings	(7,201)	(2,012)	(6,000)
Additions	6,188	1,133	—
Settlements	—	—	6,082
Ending balance	$11,172	$2,354	$(3,453)
Total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2022	$(7,201)	$(460)	$(6,000)

	2021
(in thousands)	Investment Securities Available for Sale	Other Investments	SBA Loans Servicing Asset	Earnout Liability	Visa Derivative Liability
Beginning balance	$2,021	$1,021	$3,258	$(5,677)	$(2,048)
Total gains (losses) realized/unrealized:
Included in earnings	—	1,164	(1,339)	(507)	(2,656)
Sales	(2,021)	—	—	—	—
Additions	—	10,000	1,314	—	—
Settlements	—	—	—	6,184	1,169
Ending balance	$—	$12,185	$3,233	$—	$(3,535)
Total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2021	$—	$1,164	$—	$—	$(2,656)

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

			December 31, 2022		December 31, 2021
(dollars in thousands)	Valuation Technique	Significant Unobservable Input	Level 3 Fair Value	Rate/Range	Level 3 Fair Value	Rate/Range
Assets (liabilities) measured at fair value on a recurring basis
Other investments	Individual analysis of each investee company	Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies	$11,172	N/A	$12,185	N/A
SBA loans servicing asset	Discounted cash flow analysis	Discount rate Prepayment speeds	2,354	18.85% 14.73%	3,233	8.55% 18.50%
Visa derivative liability	Discounted cash flow analysis	Estimated timing of resolution of Covered Litigation and future cumulative deposits to the litigation escrow for settlement of the Covered Litigation Conversion Ratio	(3,453)	0-1.6 years (3Q2024) 1.5991	(3,535)	0-1.8 years (3Q 2023) 1.6181

Assets (Liabilities) Measured at Fair Value on a Non-recurring Basis
Certain assets and liabilities are required to be measured at fair value on a non-recurring basis subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following table presents items measured at fair value on a non-recurring basis as of the dates indicated for which there was a fair value adjustment.

	December 31, 2022				December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans(1)	$—	$—	$19,410	$19,410	$—	$—	$19,482	$19,482
Other real estate	—	—	—	—	—	—	270	270
Other assets held for sale	—	—	7,548	7,548	—	—	1,256	1,256

	Years Ended December 31,
(in thousands)	2022	2021	Location in Consolidated Statements of Income
Loans(1)	$7,098	$27,613	Provision for credit losses
Other real estate	—	120	Other operating expense
Other assets held for sale	1,843	462	Other operating expense

(1) Collateral-dependent loans that are written down to fair value of collateral.

The table below provides an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure financial instruments that are classified within Level 3 of the valuation hierarchy and are measured at fair value on a non-recurring basis.

			December 31, 2022	December 31, 2021
	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)	Range (Weighted Average)(1)
Assets (liabilities) measured at fair value on a non-recurring basis

Loans	Third-party appraised value of collateral less estimated selling costs	Discount to appraised value Estimated selling costs	0%-74% (21%) 0%-10% (7%)	0%-71% (48%) 0%-10% (7%)
Other real estate	Third-party appraised value of real estate less estimated selling costs	Discount to appraised value Estimated selling costs	N/A	0%-48% (24%) 0%-10%(7%)
Other assets held for sale	Third-party appraised value less estimated selling costs or BOV	Discount to appraised value Estimated selling costs	0%-35% (13%) 0%-10% (7%)	0%-51% (20%) 0%-10% (7%)

(1)    The weighted average is the measure of central tendencies; it is not the value that management is using for the asset or liability.

Fair Value of Financial Instruments
The following table present~~s~~ the carrying and estimated fair values of financial instruments at December 31, 2022 and 2021. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for a description of how fair value measurements are determined.

	December 31, 2022
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$1,977,780	$1,977,780	$1,977,780	$—	$—
Trading securities	8,295	8,295	—	8,295	—
Investment securities available for sale	9,678,103	9,678,103	471,813	9,206,290	—
Loans held for sale	391,502	391,085	—	51,136	339,949
Other investments	11,172	11,172	—	—	11,172
Mutual funds and mutual funds held in rabbi trusts	42,659	42,659	42,659	—	—
Loans, net	43,272,929	42,192,295	—	—	42,192,295
SBA loans servicing asset	2,354	2,354	—	—	2,354
FRB and FHLB stock	308,321	308,321	—	308,321	—
Derivative assets	89,815	89,815	—	89,815	—
Financial liabilities
Non-interest-bearing deposits	$15,639,899	$15,639,899	$—	$15,639,899	$—
Non-time interest-bearing deposits	26,936,635	26,936,635	—	26,936,635	—
Time deposits	6,295,025	6,260,315	—	6,260,315	—
Total deposits	$48,871,559	$48,836,849	$—	$48,836,849	$—
Federal funds purchased and securities sold under repurchase agreements	146,588	146,588	146,588	—	—
Securities sold short	3,370	3,370	3,370	—	—
Short-term FHLB advances	600,014	600,014	—	600,014	—
Long-term debt	4,109,597	4,120,113	—	4,120,113	—
Mutual fund held in rabbi trusts	27,944	27,944	27,944	—	—
Derivative liabilities	342,680	342,680	—	339,227	3,453

	December 31, 2021
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$3,009,853	$3,009,853	$3,009,853	$—	$—
Trading securities	8,391	8,391	—	8,391	—
Investment securities available for sale	10,918,329	10,918,329	117,838	10,800,491	—
Loans held for sale	750,642	749,980	—	108,198	641,782
Other investments	12,185	12,185	—	—	12,185
Mutual funds and mutual funds held in rabbi trusts	43,657	43,657	43,657	—	—
Loans, net	38,884,361	39,118,275	—	—	39,118,275
SBA loans servicing asset	3,233	3,233	—	—	3,233
FRB and FHLB stock	159,941	159,941	—	159,941	—
Derivative assets	191,708	191,708	—	191,708	—
Financial liabilities
Non-interest-bearing deposits	$16,392,653	$16,392,653	$—	$16,392,653	$—
Non-time interest-bearing deposits	28,917,148	28,917,148	—	28,917,148	—
Time deposits	4,117,475	4,125,673	—	4,125,673	—
Total deposits	$49,427,276	$49,435,474	$—	$49,435,474	$—
Federal funds purchased and securities sold under repurchase agreements	264,133	264,133	264,133	—	—
Securities sold short	200	200	—	200	—
Long-term debt	1,204,229	1,243,147	—	1,243,147	—
Mutual fund held in rabbi trusts	27,205	27,205	27,205	—	—
Derivative liabilities	98,602	98,602	—	95,067	3,535

Note 13 - Derivative Instruments
Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk, exposures related to liquidity and credit risk, and to facilitate client transactions. The primary types of derivative instruments utilized by Synovus consist of interest rate swaps, interest rate lock commitments made to prospective mortgage loan clients, commitments to sell fixed-rate mortgage loans, and foreign currency exchange forwards. Interest rate lock commitments represent derivative instruments since it is intended that such loans will be sold. Synovus also provides foreign currency exchange services, primarily forward contracts, with counterparties to allow commercial clients to mitigate exchange rate risk. Synovus covers its risk by entering into an offsetting foreign currency exchange forward contract. Synovus enters into risk participation agreements with financial institution counterparties where we are either a participant or a lead bank so that the risk of default on the interest rate swaps is shared. Synovus either pays or receives a fee depending on the participation type. Synovus is party to master netting arrangements with its dealer counterparties; however, Synovus does not offset assets and liabilities under these arrangements for financial statement presentation purposes. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for additional information regarding accounting policies for derivatives.
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
Synovus recorded net unrealized gains (losses) of $(57.4) million, or $(43.4) million, after tax, in OCI during the year ended December 31, 2022 and $1.2 million, or $930 thousand, after-tax, in OCI, during the year ended December 31, 2021, related to terminated cash flow hedges, which are being recognized into earnings in conjunction with the effective terms of the original swaps through the third quarter of 2026. Synovus recognized pre-tax income of $3.8 million and $12.9 million, respectively, during the years ended December 31, 2022 and 2021 related to the amortization of terminated cash flow hedges.
As of December 31, 2022, Synovus expects to reclassify into earnings approximately $165 million in pre-tax loss due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is approximately $24 million in pre-tax loss related to the amortization of terminated cash flow hedges. As of December 31, 2022, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the first quarter of 2027.
Fair value hedging relationships mitigate exposure to the change in fair value of an asset or liability. Synovus has entered into receive-fixed, pay-variable interest rate swap contracts to hedge the change in the fair value due to fluctuations in market interest rates for outstanding fixed-rate long-term debt and interest-bearing deposits. The changes in fair value of the fair value hedges are recorded through earnings with an offset against changes in the fair value of the hedged item within interest expense in the consolidated statements of income. All components of each derivative instrument’s gain (loss) are included in the assessment of hedge effectiveness.
For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.
Client Related Derivative Positions
Synovus enters into interest rate swap agreements to facilitate the risk management strategies of certain commercial banking clients. Synovus typically mitigates this risk largely by entering into equal and offsetting interest rate swap agreements with highly rated counterparties. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in other assets or other liabilities on Synovus' consolidated balance sheets. The credit risk to these clients is evaluated and included in the calculation of fair value. Fair value changes including credit-related adjustments are recorded as a component of capital markets income.
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
Collateral Requirements
Certain derivative transactions have collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As of December 31, 2022 and 2021, Synovus had recorded the right to reclaim cash collateral of $66.8 million and $64.5 million, respectively. As of December 31, 2022 and 2021, Synovus had recorded the obligation to return cash collateral of $7.7 million and $0.0 million, respectively.
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

	December 31, 2022			December 31, 2021
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in cash flow hedging relationships:
Interest rate contracts	$5,250,000	$—	$8,286	$3,600,000	$22,004	$20,395
Total derivatives designated as hedging instruments		$—	$8,286		$22,004	$20,395

Derivatives in fair value hedging relationships:
Interest rate contracts	2,230,232	$—	$8,093	$—	$—	$—
Total fair value hedges		$—	$8,093		$—	$—
Total derivatives designated as hedging instruments		$—	$16,379		$22,004	$20,395

Derivatives not designated: as hedging instruments
Interest rate contracts	$10,276,754	$89,310	$322,329	$9,653,600	$167,560	$74,514
Mortgage derivatives - interest rate lock commitments	50,218	350	—	99,006	2,105	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	76,500	155	—	105,500	—	122
Risk participation agreements	635,891	—	3	374,214	—	36
Foreign exchange contracts	20,439	—	516	22,387	39	—
Visa derivative	—	—	3,453	—	—	3,535
Total derivatives not designated as hedging instruments		$89,815	$326,301		$169,704	$78,207

The following table presents the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line item affected for the years ended December 31, 2022, 2021, and 2020.

	2022
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income (expense) amounts presented in the consolidated statements of income	$1,806,060	$(187,232)	$(79,402)

Gain (loss) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(24,057)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(24,057)	$—	$—

Gain (loss) on fair value hedging relationships:
Amounts related to interest settlements and amortization on derivatives	$—	$1,516	$(322)
Recognized on derivatives	—	(24,227)	(19,348)
Recognized on hedged items	—	24,227	19,348
Pre-tax income (loss) recognized on fair value hedges	$—	$1,516	$(322)

2021
Interest Income
(in thousands)	Loans, including fees
Total interest income (expense) amounts presented in the consolidated statements of income	$1,482,567

Gain (loss) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	12,862
Pre-tax income (loss) recognized on cash flow hedges	$12,862

2020
Interest Income
(in thousands)	Loans, including fees
Total interest income (expense) amounts presented in the consolidated statements of income	$1,600,462

Gain (loss) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	2,765
Pre-tax income (loss) recognized on cash flow hedges	$2,765

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

	December 31, 2022		December 31, 2021
	Hedged Items Currently Designated		Hedged Items Currently Designated
(in thousands)	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
Interest-bearing deposits	$(1,680,000)	$24,227	$—	—
Long-term debt	(545,787)	19,348	—	—

    The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments on the consolidated statements of income for the years ended December 31, 2022, 2021 and 2020 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		For The Years Ended December 31,
(in thousands)	Location in Consolidated Statements of Income	2022	2021	2020
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$1,570	$100	$(777)
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	(1,756)	(4,154)	4,969
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	277	1,489	(1,443)
Risk participation agreements	Capital markets income	33	269	(213)
Foreign exchange contracts	Capital markets income	(555)	39	—
Visa derivative	Other non-interest expense	(6,000)	(2,656)	(890)
Total derivatives not designated as hedging instruments		$(6,431)	$(4,913)	$1,646

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
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At December 31, 2022, the ACL for unfunded commitments was $57.5 million, compared to a reserve of $41.9 million at December 31, 2021. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets.
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

	December 31,
(in thousands)	2022	2021
Letters of credit(1)	$220,622	$183,463
Commitments to fund commercial and industrial loans	9,970,733	9,595,793
Commitments to fund commercial real estate, construction, and land development loans	3,629,531	3,593,171
Commitments under home equity lines of credit	2,156,641	1,805,869
Unused credit card lines	461,443	473,582
Other loan commitments	742,976	604,353
Total letters of credit and unfunded lending commitments	$17,181,946	$16,256,231

Tax credits, CRA partnerships, and other investments with a future funding commitment:
Carrying amount included in other assets	$488,944	$426,137
Amount of future funding commitments	283,212	250,733
Permanent and short-term construction loans and letter of credit commitments(2)	177,998	204,391
Funded portion of permanent and short-term loans and letters of credit(3)	234,166	104,315

(1)    Represent the contractual amount net of risk participations purchased of approximately $25.7 million and $26.1 million at December 31, 2022 and December 31, 2021, respectively.
(2)    Represent the contractual amount net of risk participations of $4.7 million and $6.0 million at December 31, 2022 and December 31, 2021, respectively
(3)    Represent the contractual amount net of risk participations of $6.9 million and $3.0 million at December 31, 2022 and December 31, 2021, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus provides merchant processing services for clients with a contractual arrangement under which certain sales and processing support are provided through an outside merchant services provider with Synovus owning the merchant contract relationship. In addition, Synovus sponsors various third-party MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if a sponsored MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the years ended December 31, 2022 and 2021, Synovus and the sponsored entities processed and settled $119.20 billion and $105.14 billion of transactions, respectively.
Synovus covered chargebacks related to a particular sponsored MPS during 2019 and 2018 where the MPS’s cash reserve account was unavailable to support the chargebacks. The remaining amount, net of reserves, included in other assets and classified in NPAs, was $15.3 million as of December 31, 2022 and December 31, 2021. While Synovus has contractual protections to mitigate against loss, repayment of the amounts owed to Synovus will depend in large part upon the continued financial viability and/or valuation of the MPS.
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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of December 31, 2022 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.

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
Note 15 - Share-based Compensation and Other Employment Benefit Plans
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation and Human Capital Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. The 2021 Omnibus Plan authorized 5.8 million common share equivalents available for grants. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the 2021 Omnibus Plan. At December 31, 2022, Synovus had a total of 5.2 million common share equivalents of its authorized but unissued common stock reserved for future grants under the 2021 Omnibus Plan.
Share-based Compensation Expense
Total share-based compensation expense recognized for 2022, 2021, and 2020 is presented in the following table by its classification within total non-interest expense.

	Years Ended December 31,
(in thousands)	2022	2021	2020
Salaries and other personnel expense	$26,751	$26,957	$17,827
Other operating expense	1,153	838	814
Total share-based compensation expense included in non-interest expense	$27,904	$27,795	$18,641

No share-based compensation costs have been capitalized for the years ended December 31, 2022, 2021, and 2020. As of December 31, 2022, total unrecognized compensation cost related to the unvested portion of share-based compensation arrangements involving shares of Synovus stock was $31.8 million. This cost is expected to be recognized over a weighted average remaining period of 1.84 years.

Stock Options
There were no stock option grants in 2022, 2021, or 2020.
A summary of stock option activity and changes during the years ended December 31, 2022, 2021, and 2020 is presented below.

Stock Options
	2022		2021		2020
(in thousands, except per share data)	Quantity	Weighted-Average Exercise Price	Quantity	Weighted-Average Exercise Price	Quantity	Weighted-Average Exercise Price
Outstanding at beginning of year	1,478	$22.71	2,401	$22.47	3,037	$22.74
Assumed in acquisition	—	—	—	—	—	—
Options exercised	(365)	20.27	(923)	22.07	(572)	22.67
Options forfeited/expired/canceled	—	—	—	—	(64)	33.50
Options outstanding at end of year	1,113	$23.51	1,478	$22.71	2,401	$22.47
Options exercisable at end of year	1,113	$23.51	1,478	$22.71	2,401	$22.47

The aggregate intrinsic value for both outstanding and exercisable stock options at December 31, 2022 was $15.8 million with a weighted average remaining contractual life of 1.76 years. The intrinsic value of stock options exercised during the years ended December 31, 2022, 2021, and 2020 was $10.0 million, $21.3 million, and $5.3 million, respectively.
Restricted Share Units and Performance Share Units
Compensation expense is measured based on the grant date fair value of restricted share units and performance share units. The fair value of restricted share units and performance share units that do not contain market conditions is equal to the market price of common stock on the grant date. The fair value of performance share units, which include a market condition, was estimated on the date of grant using a Monte Carlo simulation model with the following weighted average assumptions:

	2022	2021	2020
Risk-free interest rate	2.87%	2.87%	1.42%
Expected stock price volatility	57.2	56.1	25.4
Simulation period	2.9 years	2.9 years	3.0 years

The stock price expected volatility was based on Synovus' historical volatility for grants in 2022, 2021 and 2020. The Monte Carlo model estimates fair value based on 100,000 simulations of future share price using a theoretical model of stock price behavior.

Synovus granted performance share units, which included a market condition with respect to 50% of the award, to senior management during the years ended December 31, 2022, 2021, and 2020. The performance share units have a three-year service-based vesting component, a 50% weighted performance condition based on adjusted ROATCE, and a 50% weighted market condition based on Synovus' relative TSR. The number of performance share units that will ultimately vest ranges from 0% to 150% of a defined target based on Synovus' relative TSR and three-year weighted average adjusted ROATCE.
A summary of restricted share units and performance share units outstanding and changes during the years ended December 31, 2022, 2021, and 2020 is presented below.

	Restricted Share Units		Performance Share Units
(in thousands, except per share data)	Quantity	Weighted-Average Grant Date Fair Value	Quantity	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2019	817	$38.32	495	$40.85
Granted	822	32.42	204	37.74
Vested	(384)	38.04	(214)	41.31
Forfeited	(34)	35.97	(46)	39.03
Outstanding at December 31, 2020	1,221	34.50	439	39.37
Granted	599	42.31	141	42.94
Vested	(482)	37.05	(58)	42.43
Forfeited	(93)	31.41	—	—
Outstanding at December 31, 2021	1,245	37.00	522	37.59
Granted	608	48.14	29	54.76
Vested	(571)	36.98	(45)	38.86
Forfeited	(58)	42.21	(34)	43.06
Outstanding at December 31, 2022	1,224	$41.80	472	$44.11

The total fair value of restricted share units vested during 2022, 2021, and 2020 was $28.0 million, $19.8 million, and $13.4 million, respectively. The total fair value of performance share units vested during 2022, 2021, and 2020 was $2.2 million, $2.4 million, and $7.9 million, respectively.
Other Employment Benefit Plans
For the years ended December 31, 2022, 2021, and 2020, Synovus provided a 100% matching contribution on the first 5% of eligible employee 401(k) contributions for a total annual contribution of $23.0 million, $21.5 million, and $21.3 million, respectively.
For the years ended December 31, 2022, 2021, and 2020, Synovus sponsored a stock purchase plan for directors and employees whereby Synovus made contributions equal to 15% of employee and director voluntary contributions, subject to certain maximum contribution limitations. The funds are used to purchase outstanding shares of Synovus common stock. Synovus recorded expense of $1.1 million for contributions to these plans in each of the years 2022, 2021, and 2020.

Note 16 - Income Taxes
The components of income tax expense (benefit) included on the consolidated statements of income for the years ended December 31, 2022, 2021, and 2020 are presented below:

(in thousands)	2022	2021	2020
Current
Federal	$167,255	$153,911	$187,741
State	28,152	29,982	9,421
Total current income tax expense	195,407	183,893	197,162
Deferred
Federal	11,570	28,873	(90,777)
State	(702)	16,127	4,585
Total deferred income tax expense (benefit)	10,868	45,000	(86,192)
Total income tax expense	$206,275	$228,893	$110,970

Income tax expense as shown on the consolidated statements of income differed from the federal statutory rate for the years ended December 31, 2022, 2021, and 2020. A reconciliation of the differences is presented below:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Income tax expense at statutory federal income tax rate	$202,477	$207,765	$101,779
Increase (decrease) resulting from:
State income tax expense, net of federal income tax benefit	21,981	38,452	11,168
Income not subject to tax	(9,346)	(10,455)	(9,207)
Low income housing tax credits and other tax benefits, net of amortization	(6,336)	(4,858)	(2,611)
FDIC premiums	5,517	4,111	4,744
General business tax credits	(3,293)	(3,727)	(657)
Excess tax benefit from share-based compensation	(3,153)	(3,084)	311
Executive compensation	2,152	1,096	1,501
Goodwill impairment	—	—	9,424
Other, net	(3,724)	(407)	(5,482)
Total income tax expense	$206,275	$228,893	$110,970
Effective tax rate	21.4%	23.1%	22.9%

The components of the Company's deferred tax assets and liabilities at December 31, 2022 and 2021 are presented below:

(in thousands)	2022	2021
Deferred tax assets
Net unrealized losses on investment securities available for sale and cash flow hedges	$455,744	$19,261
Allowance for credit losses	121,941	112,180
Lease liability	107,818	102,412
Employee benefits and deferred compensation	42,746	36,701
Net operating loss carryforwards	23,590	23,897
Tax credit carryforwards	14,553	15,870
Unrealized losses on fair value hedges	11,101	—
Miscellaneous accrued expenses	5,125	3,870
Fair value of investment securities and loans	2,019	6,439
Non-performing loan interest	2,695	2,621
Deferred revenue	—	14,616
Other	6,585	6,182
Total gross deferred tax assets	793,917	344,049
Less valuation allowance	(19,114)	(19,003)
Total deferred tax assets	774,803	325,046
Deferred tax liabilities
Right-of-use asset	(102,945)	(98,773)
Excess tax over financial statement depreciation	(23,762)	(27,355)
Purchase accounting intangibles	(15,224)	(14,820)
Deferred loan fees	(15,901)	—
Unrealized gain on hedged liabilities	(11,101)	—
Prepaid expense	(4,947)	(4,631)
Other properties held for sale	(2,828)	(5,345)
Other	(2,778)	(5,071)
Total gross deferred tax liabilities	(179,486)	(155,995)
Net deferred tax assets	$595,317	$169,051

Synovus believes the realization of net deferred tax assets (after valuation allowance) at December 31, 2022 is more likely than not based on its history of cumulative profitability as well as expectations of future taxable income, including reversals of taxable temporary differences, in the jurisdictions in which it operates.
Synovus expects that a portion of its $23.6 million of federal and state NOLs, which have carryforward periods ending in tax years 2027 through 2042, will not be realized before their carryforward period lapses and the Company has accordingly established a valuation allowance in the amount of $19.1 million at December 31, 2022. State tax credit deferred tax assets at December 31, 2022 total $14.6 million and have expiration dates through the tax year 2032.
Federal and state NOLs and tax credit carryforwards as of December 31, 2022 are summarized in the following table on a tax effected basis.

Tax Carryforwards	As of December 31, 2022
(in thousands)	Expiration Dates	Deferred Tax Asset, Before Valuation Allowance	Valuation Allowance	Net Deferred Tax Asset Balance
Net operating losses - federal	2027-2033	$18,969	$(15,544)	$3,425
Net operating losses - states(1)	2027-2042	4,621	(3,570)	1,051
Other credits - states	2023-2032	14,553	—	14,553

(1) Included in this balance are state NOLs that can be carried forward indefinitely and have no expiration date.

Synovus is subject to income taxation in the United States and various state and local taxing jurisdictions. Generally, Synovus is no longer subject to income tax examinations by the IRS for years before 2019 and by state and local income tax authorities for years before 2015. Although Synovus is unable to determine the ultimate outcome of current and future examinations, Synovus believes that the resolution of these examinations will not have a material effect on the consolidated financial statements.
A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (unrecognized state income tax benefits are not adjusted for the federal income tax impact).

	Years Ended December 31,
(in thousands)	2022	2021	2020
Balance at January 1,	$25,104	$20,250	$20,994
Additions based on income tax positions related to current year	649	3,754	461
Additions for income tax positions of prior years(1)	247	1,379	147
Reductions for income tax positions of prior years	(1,215)	(200)	(327)
Statute of limitation expirations	(2,002)	(79)	(820)
Settlements	(383)	—	(205)
Balance at December 31,	$22,400	$25,104	$20,250

(1)    Includes deferred tax benefits that could reduce future tax liabilities.
Accrued interest and penalties related to unrecognized income tax benefits are recognized as a component of income tax expense, and totaled $3.2 million, $3.3 million, and $2.7 million as of December 31, 2022, 2021 and 2020, respectively. Unrecognized income tax benefits as of December 31, 2022, 2021 and 2020 that, if recognized, would affect the effective income tax rate totaled $20.9 million, $23.5 million and $19.1 million (net of the federal benefit on state income tax issues), respectively. It is reasonably possible that significant changes in the balance of unrecognized tax benefits may occur within the next 12 months. At this time, Synovus expects that $1.4 million of uncertain income tax positions will be either settled or resolved during the next twelve months.

Note 17 - Segment Reporting
Synovus' business segments are based on the products and services provided or the clients served and reflect the manner in which financial information is evaluated by the chief operating decision maker. During the first quarter of 2022, Synovus reorganized its management reporting structure to separate the previous Community Banking segment into Consumer Banking and Community Banking segments. Accordingly, its operating segment reporting structure was also updated. Synovus now has four major reportable business segments: Wholesale Banking, Community Banking, Consumer Banking, and Financial Management Services with functional activities such as treasury, technology, operations, marketing, finance, enterprise risk, legal, human resources, corporate communications, executive management, among others, included in Treasury and Corporate Other.
Business segment results are determined based upon Synovus' management reporting system, which assigns balance sheet and income statement items to each of the business segments. Certain assets, liabilities, revenue, and expense not allocated or attributable to a particular business segment are included in Treasury and Corporate Other. Synovus' third-party lending consumer loans and loans held for sale, PPP loans, as well as Corporate and Investment Banking (CIB) loans are included in Treasury and Corporate Other. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions.
The Wholesale Banking business segment serves primarily larger corporate clients and governmental clients by providing commercial lending, capital markets, and deposit services through specialty teams including middle market, CRE, senior housing, national accounts, premium finance, structured lending, healthcare, asset-based lending, public finance, restaurant services, and community investment capital.
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
The Consumer Banking business segment services individual and small business clients through its branch and ATM network, in addition to digital and telephone channels. This segment primarily provides individuals and small businesses with an array of comprehensive banking products and services including depository accounts, credit and debit cards, payment solutions, goal-based planning, home equity and other consumer loans, and small business lending solutions.
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
The following tables present certain financial information for each reportable business segment for the years ended December 31, 2022, 2021, and 2020 and as of December 31, 2022 and 2021. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised. Loan and deposit transfers occur from time to time between reportable business segments primarily to maintain the migration of clients and relationship managers between segments. During the third quarter of 2022, public funds deposits (and related net interest income, FTP, and non-interest expense) in the Financial Management Services segment were transferred to the Wholesale Banking segment in order to maintain consistency so that all public funds deposits can be managed together in the same business segment. Prior periods have been adjusted accordingly.

During the years ended December 31, 2022, 2021, and 2020 Treasury and Corporate Other's net interest income benefited from the recognition of PPP fees totaling $12.6 million, $79.2 million, and $46.0 million, respectively. During the year ended December 31, 2020, Synovus strategically repositioned the investment securities portfolio, which resulted in net gains of $78.9 million in the Treasury and Corporate Other segment. Additionally, during the year ended December 31, 2020, Synovus recognized a $44.9 million non-cash goodwill impairment charge representing all of the goodwill allocated to the Consumer Mortgage reporting unit (which is included in the FMS reportable segment) resulting from a combination of factors, including the extended duration of lower market valuations, high volumes in refinance activity that reduced mortgage yields, and the clarity around the FOMC's longer term policy actions designed to keep interest rates low.

	Year Ended December 31, 2022
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$691,535	$412,660	$465,840	$69,539	$157,326	$1,796,900
Non-interest revenue	39,262	50,077	86,570	182,861	50,566	409,336
Non-interest expense	114,212	130,398	189,839	171,325	551,732	1,157,506
Pre-provision net revenue	$616,585	$332,339	$362,571	$81,075	$(343,840)	$1,048,730

	Year Ended December 31, 2021
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$558,469	$399,261	$409,439	$78,647	$87,131	$1,532,947
Non-interest revenue	34,590	48,301	79,725	211,002	76,448	450,066
Non-interest expense	90,198	115,366	175,451	184,133	534,756	1,099,904
Pre-provision net revenue	$502,861	$332,196	$313,713	$105,516	$(371,177)	$883,109

	Year Ended December 31, 2020
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$548,398	$403,535	$450,486	$79,116	$31,213	$1,512,748
Non-interest revenue	26,379	37,753	73,503	224,620	144,258	506,513
Non-interest expense	85,292	115,561	181,510	232,180	565,031	1,179,574
Pre-provision net revenue	$489,485	$325,727	$342,479	$71,556	$(389,560)	$839,687

	December 31, 2022
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$25,865,667	$8,138,606	$2,933,504	$5,157,014	$1,621,562	$43,716,353
Deposits	$12,942,732	$10,798,409	$18,561,521	$102,496	$6,466,401	$48,871,559
Full-time equivalent employees	337	624	1,503	768	1,795	5,027

	December 31, 2021
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$21,496,050	$8,231,451	$2,559,892	$4,994,494	$2,030,071	$39,311,958
Deposits	$12,795,224	$12,557,631	$19,668,846	$401,969	$4,003,606	$49,427,276
Full-time equivalent employees	284	617	1,522	794	1,670	4,887

Note 18 - Condensed Financial Information of Synovus Financial Corp. (Parent Company only)

Condensed Balance Sheets
	December 31,
(in thousands)	2022	2021
Assets
Cash due from bank subsidiary	$517,235	$389,071
Funds due from other depository institutions	7,250	9,277
Total cash, cash equivalents, and restricted cash	524,485	398,348
Investment in consolidated bank subsidiary, at equity	4,471,207	5,381,311
Investment in consolidated nonbank subsidiaries, at equity	92,349	69,712
Note receivable from bank subsidiary	100,000	100,000
Other assets	19,431	25,538
Total assets	$5,207,472	$5,974,909
Liabilities and Shareholders' Equity
Liabilities:
Long-term debt	$644,490	$607,334
Other liabilities	87,181	70,775
Total liabilities	731,671	678,109
Shareholders’ equity:
Preferred stock	537,145	537,145
Common stock	170,141	169,384
Additional paid-in capital	3,920,346	3,894,109
Treasury stock	(944,484)	(931,497)
Accumulated other comprehensive income (loss), net	(1,442,117)	(82,321)
Retained earnings	2,234,770	1,709,980
Total shareholders’ equity	4,475,801	5,296,800
Total liabilities and shareholders’ equity	$5,207,472	$5,974,909

Condensed Statements of Income
	Years Ended December 31,
(in thousands)	2022	2021	2020
Income
Cash dividends received from subsidiaries	$350,000	$420,000	$547,500
Interest income	1,841	777	3,341
Other income (loss)	(7,203)	1,070	4,966
Total income	344,638	421,847	555,807
Expense
Interest expense	34,154	27,616	42,911
Other expense	17,804	10,300	10,584
Total expense	51,958	37,916	53,495
Income before income taxes and equity in undistributed income of subsidiaries	292,680	383,931	502,312
Allocated income tax benefit	(16,667)	(7,834)	(12,202)
Income before equity in undistributed income of subsidiaries	309,347	391,765	514,514
Equity in undistributed income (loss) of subsidiaries	448,555	368,702	(140,819)
Net income	757,902	760,467	373,695
Dividends on preferred stock	33,163	33,163	33,163
Net income available to common shareholders	$724,739	$727,304	$340,532

Condensed Statements of Comprehensive Income
	Years Ended December 31,
	2022	2021	2020
(in thousands)	Net of Tax Amount	Net of Tax Amount	Net of Tax Amount
Net income	$757,902	$760,467	$373,695
Other comprehensive gain (loss) of bank subsidiary	(1,359,796)	(240,956)	92,994
Other comprehensive income (loss)	(1,359,796)	(240,956)	92,994
Comprehensive income (loss)	$(601,894)	$519,511	$466,689

Condensed Statements of Cash Flows
	Years Ended December 31,
(in thousands)	2022	2021	2020
Operating Activities
Net income	$757,902	$760,467	$373,695
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed (income) loss of subsidiaries	(448,555)	(368,702)	140,819
Deferred income tax expense (benefit)	143	(7,296)	3,962
Net increase (decrease) in other liabilities	3,233	(2,082)	11,243
Net (increase) decrease in other assets	8,022	5,280	17,441
Other, net	825	928	(5,132)
Net cash provided by (used in) operating activities	321,570	388,595	542,028
Investing Activities
Proceeds from sales of equity securities	—	—	23,141
Increase in other investments	(1,027)	(10,000)	—
Net cash provided by (used in) investing activities	(1,027)	(10,000)	23,141
Financing Activities
Dividends paid to common and preferred shareholders	(229,311)	(227,840)	(223,130)
Repurchase of common stock	(12,987)	(199,932)	(16,246)
Redemption of long-term debt	(300,000)	—	(250,000)
Proceeds from issuance of long-term debt, net	347,892	—	—
Other	—	(1,104)	(1,552)
Net cash provided by (used in) financing activities	(194,406)	(428,876)	(490,928)
Increase (decrease) in cash, cash equivalents, and restricted cash	126,137	(50,281)	74,241
Cash, cash equivalents, and restricted cash at beginning of year	398,348	448,629	374,388
Cash, cash equivalents, and restricted cash at end of year	$524,485	$398,348	$448,629

See accompanying notes to the audited consolidated financial statements.
For the years ended December 31, 2022, 2021, and 2020, the Parent Company paid income taxes of $173.9 million, $203.2 million, and $119.1 million, respectively. For the years ended December 31, 2022, 2021, and 2020, the Parent Company paid interest of $29.9 million, $27.3 million, and $42.0 million, respectively.
Note 19 - Subsequent Event
On February 15, 2023, Synovus Bank issued $500 million aggregate principal amount of 5.625% Senior Bank Notes due 2028, and the Notes will mature on February 15, 2028. The Notes will bear interest at 5.625% per annum, payable semi-annually in arrears on each February 15 and August 15, beginning on August 15, 2023. Synovus Bank may not redeem the Notes prior to August 15, 2023. The redemption price for any redemption in whole or in part, at our option, on or after August 15, 2023, and prior to January 15, 2028, is equal to the greater of: (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the Notes matured on January 15, 2028) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 30 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to the redemption date. The redemption price for any redemption after January 15, 2028 is 100% of the principal amount of the Notes, plus accrued and unpaid interest thereon to the redemption date. The Notes are not redeemable at the option or election of holders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, Synovus' disclosure controls and procedures were effective.
Synovus regularly engages in productivity and efficiency initiatives to streamline operations, reduce expenses, and increase revenue. Additionally, investment in new and updated information technology systems has enhanced information gathering and processing capabilities, and allowed management to operate in a more centralized environment for critical processing and monitoring functions. Management of Synovus is responsible for identifying, documenting, and evaluating the adequacy of the design and operation of the controls implemented during each process change described above. There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, Synovus' internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting. Management of Synovus is responsible for establishing and maintaining effective internal control over financial reporting for Synovus Financial Corp. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Synovus conducted an evaluation of the effectiveness of our internal control over Synovus' financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2022.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, and this report is included in "Part II - Item 8. Financial Statements and Supplementary Data" of this Report.
Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2022 covered by this Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Kevin S. Blair	/s/ Andrew J. Gregory, Jr.
Kevin S. Blair	Andrew J. Gregory, Jr.
Chairman of the Board, Chief Executive Officer, and President	Executive Vice President and Chief Financial Officer
February 24, 2023	February 24, 2023
ITEM 9B. OTHER INFORMATION
NONE.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
NOT APPLICABLE.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•“PROPOSALS TO BE VOTED ON” - “PROPOSAL 1: ELECTION OF 11 DIRECTORS”;
•“EXECUTIVE OFFICERS”;
•“DELINQUENT SECTION 16(a) REPORTS”; and
•“CORPORATE GOVERNANCE AND BOARD MATTERS” - “Consideration of Director Candidates - Shareholder Candidates” and “Committees of the Board” - “Audit Committee.”
We have a Code of Business Conduct and Ethics that applies to all directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer. You can find our Code of Business Conduct and Ethics in the Corporate Governance section of our website at investor.synovus.com. We will post any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE in the Corporate Governance section of our website.
Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of April 28, 2022. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
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
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Income for the Years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
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

4.9
Second Supplemental Indenture, dated as of February 7, 2019, between Synovus Financial Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (which includes the 5.900% Fixed-to-Fixed Rate Subordinated Note), incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated February 7, 2019, as filed with the SEC on February 7, 2019.

4.10	4.000% Fixed-to-Fixed Rate Subordinated Bank Note, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated October 29, 2020, as filed with the SEC on October 29, 2020.

4.11	5.200% Senior Note due 2025, incorporated by reference to Exhibit 4.2 of Synovus' Current Report on Form 8-K dated August 11, 2022, as filed with the SEC on August 11, 2022.

4.12	5.625% Senior Bank Notes due 2028, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated February 16, 2023, as filed with the SEC on February 16, 2023.

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

10.35
Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.17 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on February 28, 2014.*

10.36
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

10.40
Form of Confidentiality and Nonsolicitation Agreement for executive officers of Synovus, incorporated by reference to Exhibit 10.43 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2019, as filed with the SEC on March 2, 2020.*

10.41
Succession and Advisory Services Letter Agreement between Synovus and Kessel D. Stelling dated as of December 17, 2020, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated December 17, 2020, as filed with the SEC on December 17, 2020.*

10.42
Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2021, as filed with the SEC on May 6, 2021.*

10.43
Synovus Financial Corp. 2021 Director Stock Purchase Plan, incorporated by reference to Exhibit 10.3 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2021, as filed with the SEC on May 6, 2021.*

Exhibit Number	Description
10.44
Synovus Financial Corp. 2021 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.4 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2021, as filed with the SEC on May 6, 2021.*

10.45
Form of Director Restricted Stock Unit Agreement for restricted stock awards to directors under the Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.5 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2021, as filed with the SEC on May 6, 2021.*

10.46
Form of Restricted Stock Unit Agreement for restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.48 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 25, 2022.*

10.47	Form of Revised Restricted Stock Unit Agreement for restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan.*

10.48
Form of Cash-Settled Restricted Stock Unit Agreement for cash-settled restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.49 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 25, 2022.*

10.49
Form of Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.50 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 25, 2022.*

10.50	Form of Revised Cash-Settled Restricted Stock Unit Agreement for cash-settled restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan.*

14	Code of Business Conduct and Ethics.

21.1	Subsidiaries of Synovus Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2022 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

104	Cover Page Interactive Data File (formatted as inline XBRL and included in Exhibit 101).

*	Indicates management contracts and compensatory plans and arrangements.
(b) Exhibits
See the response to Item 15(a)(3) above.
(c) Financial Statement Schedules
See the response to Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date:	February 24, 2023	By:	/s/ Kevin S. Blair
Kevin S. Blair
Chairman of the Board, Chief Executive Officer, and President

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

Signature	Title	Date

/s/ Kevin S. Blair	Chairman of the Board, Chief Executive Officer, and President	February 24, 2023
Kevin S. Blair	(Principal Executive Officer)

/s/ Andrew J. Gregory, Jr.	Executive Vice President and Chief Financial Officer	February 24, 2023
Andrew J. Gregory, Jr.	(Principal Financial Officer)

/s/ Jill K. Hurley	Chief Accounting Officer and Controller	February 24, 2023
Jill K. Hurley	(Principal Accounting Officer)

/s/ Tim E. Bentsen	Director	February 24, 2023
Tim E. Bentsen

/s/ F. Dixon Brooke, Jr.	Director	February 24, 2023
F. Dixon Brooke, Jr.

/s/ Stephen T. Butler	Director	February 24, 2023
Stephen T. Butler

/s/ Elizabeth W. Camp	Director	February 24, 2023
Elizabeth W. Camp

/s/ Pedro Cherry	Director	February 24, 2023
Pedro Cherry

Signature	Title	Date

/s/ John H. Irby	Director	February 24, 2023
John H. Irby

/s/ Diana M. Murphy	Director	February 24, 2023
Diana Murphy

/s/ Harris Pastides	Director	February 24, 2023
Harris Pastides

/s/ Joseph J. Prochaska, Jr.	Director	February 24, 2023
Joseph J. Prochaska, Jr.

/s/ John Stallworth	Director	February 24, 2023
John Stallworth

/s/ Barry L. Storey	Director	February 24, 2023
Barry L. Storey

/s/ Alexandra Villoch	Director	February 24, 2023
Alexandra Villoch

/s/ Teresa White	Director	February 24, 2023
Teresa White