Form 10-Q
period 2023-03-31
SYNOVUS FINANCIAL CORP
filed 2023-05-04
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
Commission file number 1-10312

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 30, 2023, 146,117,154 shares of the registrant's common stock, $1.00 par value, were outstanding.

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
BSBY – Bloomberg Short-Term Bank Yield Index
C&I – Commercial and industrial
CARES Act – The Coronavirus Aid, Relief, and Economic Security Act
CECL – Current expected credit losses
CET1 – Common Equity Tier 1 Capital defined by Basel III capital rules
CIB – Corporate and Investment Banking
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
FDM – Financial Difficulty Modification
i

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
FOMC – Federal Open Market Committee
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
Parent Company – Synovus Financial Corp.
PPP – Paycheck Protection Program established as part of the CARES Act and launched on April 3, 2020 by the SBA and Treasury
Qualpay – Qualpay, Inc.
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

SOFR – Secured Overnight Financing Rate
Synovus – Synovus Financial Corp.
Synovus Bank – A Georgia state-chartered bank and wholly-owned subsidiary of Synovus through which Synovus conducts its banking operations
Synovus' 2022 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2022
Synovus Securities – Synovus Securities, Inc., a wholly-owned subsidiary of Synovus
Synovus Trust – Synovus Trust Company, N.A., a wholly-owned subsidiary of Synovus Bank
TDR – Troubled debt restructuring (as defined in ASC 310-40)
TE – Taxable equivalent
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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$638,150	$624,097
Interest-bearing funds with Federal Reserve Bank	2,656,953	1,280,684
Interest earning deposits with banks	34,779	34,632
Federal funds sold and securities purchased under resale agreements	35,518	38,367
Total cash, cash equivalents, and restricted cash	3,365,400	1,977,780
Investment securities available for sale, at fair value	9,732,618	9,678,103
Loans held for sale (includes $44,400 and $51,136 measured at fair value, respectively)	669,447	391,502
Loans, net of deferred fees and costs	44,044,939	43,716,353
Allowance for loan losses	(457,010)	(443,424)
Loans, net	43,587,929	43,272,929
Cash surrender value of bank-owned life insurance	1,094,072	1,089,280
Premises, equipment, and software, net	367,089	370,632
Goodwill	452,390	452,390
Other intangible assets, net	25,267	27,124
Other assets	2,545,813	2,471,638
Total assets	$61,840,025	$59,731,378
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$14,642,677	$15,639,899
Interest-bearing deposits	35,311,259	33,231,660
Total deposits	49,953,936	48,871,559
Federal funds purchased and securities sold under repurchase agreements	195,695	146,588
Other short-term borrowings	253,152	603,384
Long-term debt	5,146,252	4,109,597
Other liabilities	1,520,860	1,524,449
Total liabilities	57,069,895	55,255,577
Shareholders' Equity
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,143 shares; issued 170,713,864 and 170,141,492, respectively; outstanding 146,059,006 and 145,486,634, respectively	170,714	170,141
Additional paid-in capital	3,925,449	3,920,346
Treasury stock, at cost; 24,654,858 and 24,654,858 shares, respectively	(944,484)	(944,484)
Accumulated other comprehensive income (loss), net	(1,289,327)	(1,442,117)
Retained earnings	2,370,633	2,234,770
Total shareholders' equity	4,770,130	4,475,801
Total liabilities and shareholders' equity	$61,840,025	$59,731,378

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Interest income:
Loans, including fees	$629,557	$361,091
Investment securities available for sale	61,054	47,249
Loans held for sale	5,577	6,182
Federal Reserve Bank balances	16,818	788
Other earning assets	3,873	752
Total interest income	716,879	416,062
Interest expense:
Deposits	173,935	13,659
Long-term debt	42,529	10,144
Other borrowings	19,664	11
Total interest expense	236,128	23,814
Net interest income	480,751	392,248
Provision for (reversal of) credit losses	32,154	11,400
Net interest income after provision for (reversal of) credit losses	448,597	380,848
Non-interest revenue:
Service charges on deposit accounts	22,974	22,539
Fiduciary and asset management fees	19,696	20,277
Card fees	15,824	14,756
Brokerage revenue	22,558	14,655
Mortgage banking income	3,858	5,953
Capital markets income	13,725	5,472
Income from bank-owned life insurance	7,262	6,556
Investment securities gains (losses), net	1,030	—
Recovery of NPA	13,126	—
Other non-interest revenue	13,073	15,126
Total non-interest revenue	133,126	105,334
Non-interest expense:
Salaries and other personnel expense	188,924	164,684
Net occupancy, equipment, and software expense	42,860	42,877
Third-party processing and other services	21,833	20,996
Professional fees	8,963	8,474
FDIC insurance and other regulatory fees	10,268	6,250
Restructuring charges (reversals)	(733)	(6,424)
Loss on other loans held for sale	16,750	—
Other operating expense	32,987	35,593
Total non-interest expense	321,852	272,450
Income before income taxes	259,871	213,732
Income tax expense	57,712	42,695
Net income	202,159	171,037
Less: Preferred stock dividends	8,291	8,291
Net income available to common shareholders	$193,868	$162,746
Net income per common share, basic	$1.33	$1.12
Net income per common share, diluted	1.32	1.11
Weighted average common shares outstanding, basic	145,799	145,273
Weighted average common shares outstanding, diluted	146,727	146,665

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
	2023			2022
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$259,871	$(57,712)	$202,159	$213,732	$(42,695)	$171,037
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	153,081	(37,260)	115,821	(621,482)	147,023	(474,459)
Reclassification adjustment for realized (gains) losses included in net income	(1,030)	251	(779)	—	—	—
Net change	152,051	(37,009)	115,042	(621,482)	147,023	(474,459)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	10,000	(2,434)	7,566	(135,978)	32,361	(103,617)
Reclassification adjustment for realized (gains) losses included in net income	39,892	(9,710)	30,182	(2,189)	521	(1,668)
Net change	49,892	(12,144)	37,748	(138,167)	32,882	(105,285)
Total other comprehensive income (loss)	$201,943	$(49,153)	$152,790	$(759,649)	$179,905	$(579,744)
Comprehensive income (loss)			$354,949			$(408,707)

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2022	$537,145	$170,141	$3,920,346	$(944,484)	$(1,442,117)	$2,234,770	$4,475,801
Cumulative-effect of change in accounting principle for ASU 2023-02	—	—	—	—	—	(297)	(297)
Net income	—	—	—	—	—	202,159	202,159
Other comprehensive income (loss), net of income taxes	—	—	—	—	152,790	—	152,790
Cash dividends declared on common stock - $0.38 per share	—	—	—	—	—	(55,502)	(55,502)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(8,291)	(8,291)
Restricted share unit vesting and taxes paid related to net share settlement	—	383	(8,280)	—	—	(2,206)	(10,103)
Stock options exercised, net	—	190	3,307	—	—	—	3,497
Share-based compensation expense	—	—	10,076	—	—	—	10,076
Balance at March 31, 2023	$537,145	$170,714	$3,925,449	$(944,484)	$(1,289,327)	$2,370,633	$4,770,130

Balance at December 31, 2021	$537,145	$169,384	$3,894,109	$(931,497)	$(82,321)	$1,709,980	$5,296,800
Net income	—	—	—	—	—	171,037	171,037
Other comprehensive income (loss), net of income taxes	—	—	—	—	(579,744)	—	(579,744)
Cash dividends declared on common stock - $0.34 per share	—	—	—	—	—	(49,442)	(49,442)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(8,291)	(8,291)
Repurchases of common stock including costs to repurchase	—	—	—	(9,671)	—	—	(9,671)
Restricted share unit vesting and taxes paid related to net share settlement	—	302	(7,149)	—	—	(1,742)	(8,589)
Stock options exercised, net	—	226	4,408	—	—	—	4,634
Share-based compensation expense	—	—	7,901	—	—	—	7,901
Balance at March 31, 2022	$537,145	$169,912	$3,899,269	$(941,168)	$(662,065)	$1,821,542	$4,824,635

(1)    For the three months ended March 31, 2023 and 2022, dividends per share were $0.39 and $0.37 for Series D and Series E Preferred Stock, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating Activities
Net income	$202,159	$171,037
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	32,154	11,400
Depreciation, amortization, and accretion, net	20,088	18,425
Deferred income tax expense (benefit)	706	1,250
Originations of loans held for sale	(143,149)	(915,873)
Proceeds from sales and payments on loans held for sale	275,274	946,187
Gain on sales of loans held for sale, net	(2,716)	(4,647)
(Increase) decrease in other assets	(63,174)	(50,025)
Increase (decrease) in other liabilities	25,417	(5,433)
Investment securities (gains) losses, net	(1,030)	—
Share-based compensation expense	8,711	8,334
Other	—	677
Net cash provided by (used in) operating activities	354,440	181,332
Investing Activities
Proceeds from maturities and principal collections of investment securities available for sale	205,098	642,957
Proceeds from sales of investment securities available for sale	82,595	—
Purchases of investment securities available for sale	(193,009)	(820,120)
Proceeds from sales of loans	1,505	39,568
Purchases of loans	—	(181,335)
Net (increase) decrease in loans	(773,103)	(726,686)
Net (purchases) redemptions of Federal Home Loan Bank stock	(7,439)	(13,827)
Net (purchases) redemptions of Federal Reserve Bank stock	(7,108)	(424)
Net proceeds from settlement (purchases) of bank-owned life insurance policies	2,514	—
Net increase in premises, equipment and software	(6,519)	(2,662)
Other	3,015	28,464
Net cash provided by (used in) investing activities	(692,451)	(1,034,065)
Financing Activities
Net increase (decrease) in deposits	1,070,206	(771,032)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	49,107	236,991
Net increase (decrease) in other short-term borrowings	(350,232)	400,192
Repayments and redemption of long-term debt	—	(400,000)
Proceeds from long-term debt, net	1,020,912	—
Dividends paid to common shareholders	(49,465)	(47,851)
Dividends paid to preferred shareholders	(8,291)	(8,291)
Repurchases of common stock	—	(9,671)
Issuances, net of taxes paid, under equity compensation plans	(6,606)	(3,955)
Net cash provided by (used in) financing activities	1,725,631	(603,617)
Increase (decrease) in cash and cash equivalents including restricted cash	1,387,620	(1,456,350)
Cash, cash equivalents, and restricted cash, at beginning of period	1,977,780	3,009,853
Cash, cash equivalents, and restricted cash at end of period	$3,365,400	$1,553,503

Supplemental Disclosures:
Income taxes paid	$52,157	$46,493
Interest paid	206,624	27,278
Non-cash Activities
Loans transferred (from) to other loans held for sale	424,104	(1,055)
See accompanying notes to unaudited interim consolidated financial statements.

Notes to Unaudited Interim Consolidated Financial Statements
Note 1 - Basis of Presentation and Accounting Policies
General
The accompanying unaudited interim consolidated financial statements of Synovus Financial Corp. include the accounts of the Parent Company and its consolidated subsidiaries. Synovus Financial Corp. is a financial services company based in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and consumer banking in addition to a full suite of specialized products and services, including private banking, treasury management, wealth management, mortgage services, premium finance, asset-based lending, structured lending, capital markets, and international banking. Synovus also provides financial planning and investment advisory services through its wholly-owned subsidiaries, Synovus Trust and Synovus Securities, as well as its GLOBALT and Creative Financial Group divisions. Synovus Bank is positioned in markets in the Southeast, with 245 branches and 363 ATMs in Alabama, Florida, Georgia, South Carolina, and Tennessee.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income (loss), and cash flows in conformity with GAAP. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this Report have been included. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Synovus' 2022 Form 10-K.
Investments in Tax Credit Structures
Synovus invests in certain LIHTC partnerships, which are engaged in the development and operation of affordable multi-family housing pursuant to Section 42 of the Code. Additionally, Synovus invests in certain solar energy tax credit partnerships pursuant to Section 48 of the Code and certain new market tax credit partnership pursuant to section 45D of the Code. Synovus typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships and as such, is not considered the primary beneficiary of the partnership. For certain of its LIHTC investments, Synovus provides financing during the construction and development of the properties and is at risk for the funded amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan, but has no obligation to fund the operations or working capital of the partnerships and is not exposed to losses beyond Synovus’ investment. Synovus receives tax credits related to these investments, which are subject to recapture by taxing authorities based on compliance provisions required to be met at the project level.
Synovus applies the proportional amortization method of accounting for its LIHTC partnerships. Effective January 1, 2023, upon the adoption of ASU 2023-02, Synovus also began applying the proportional amortization method of accounting to its qualifying new market tax credit partnership. The proportional amortization method recognizes the amortized cost of the investment as a component of income tax expense. Prior to the adoption of ASU 2023-02, Synovus applied the equity method of accounting to its new market tax credit partnership. For the three months ended March 31, 2023, Synovus recognized LIHTC and new market tax credit partnership tax credits of $10.8 million and amortization expense of $10.2 million, which were included within income tax expense in the consolidated statements of income. For the three months ended March 31, 2022 Synovus recognized LIHTC investment partnerships tax credits of $7.5 million and amortization expense of $8.0 million, which were included within income tax expense in the consolidated statements of income.
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

Recent Accounting Pronouncements
The following table provides a brief description of accounting standards adopted or issued in 2023 and the estimated effect on the Company’s financial statements.

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
		January 1, 2023. Early adoption is permitted as of an interim period with retrospective application back to the beginning of the fiscal year.	The Company adopted this standard on January 1, 2023 on a prospective basis. The adoption of this standard did not have a material impact to the consolidated financial statements. See Note 3, Loans and Allowance for Loan Losses, for the required disclosures in accordance with this ASU.
ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	In March 2023, the FASB issued ASU 2023-02, which expands the population of investments for which an investor may elect to apply the proportional amortization method. Under the ASU, an investor in a tax equity investment may elect the proportional amortization method for qualifying investments on a tax credit program-by-program basis. To qualify for the proportional amortization method, an investment must meet the criteria previously applicable to LIHTC investments, as clarified by the ASU.	January 1, 2024. Early adoption is permitted as of an interim period with retrospective application back to the beginning of the fiscal year.
The Company early adopted this standard on January 1, 2023, on a modified retrospective basis. The adoption of this standard did not have a material impact to the consolidated financial statements. The Company recognized a cumulative effect adjustment of $297 thousand at adoption to decrease the beginning balance of retained earnings as of January 1, 2023, for the difference between the previous method used to account for the tax equity investment and the application of the proportional amortization method since the investment was entered into.

Note 2 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at March 31, 2023 and December 31, 2022 are summarized below.

	March 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$516,782	$—	$(36,502)	$480,280
U.S. Government agency securities	52,397	1	(3,453)	48,945
Mortgage-backed securities issued by U.S. Government agencies	810,042	202	(101,699)	708,545
Mortgage-backed securities issued by U.S. Government sponsored enterprises	8,159,830	2,791	(1,137,121)	7,025,500
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	753,877	—	(105,318)	648,559
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	873,930	—	(61,907)	812,023
Corporate debt securities and other debt securities	8,933	—	(167)	8,766
Total investment securities available for sale	$11,175,791	$2,994	$(1,446,167)	$9,732,618

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$515,953	$—	$(44,140)	$471,813
U.S. Government agency securities	52,411	—	(3,613)	48,798
Mortgage-backed securities issued by U.S. Government agencies	904,593	1,624	(113,468)	792,749
Mortgage-backed securities issued by U.S. Government sponsored enterprises	8,144,374	936	(1,250,240)	6,895,070
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	769,498	—	(114,371)	655,127
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	877,590	—	(71,645)	805,945
Corporate debt securities and other debt securities	8,908	—	(307)	8,601
Total investment securities available for sale	$11,273,327	$2,560	$(1,597,784)	$9,678,103

At March 31, 2023 and December 31, 2022, investment securities with a carrying value of $4.85 billion and $4.47 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2023 and December 31, 2022 are presented below.

	March 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$94,424	$(2,869)	$361,097	$(33,633)	$455,521	$(36,502)
U.S. Government agency securities	28,845	(1,146)	19,841	(2,307)	48,686	(3,453)
Mortgage-backed securities issued by U.S. Government agencies	119,866	(1,730)	538,765	(99,969)	658,631	(101,699)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	699,851	(31,589)	6,038,186	(1,105,532)	6,738,037	(1,137,121)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	11,850	(335)	636,709	(104,983)	648,559	(105,318)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	380,458	(12,586)	431,565	(49,321)	812,023	(61,907)
Corporate debt securities and other debt securities	8,766	(167)	—	—	8,766	(167)
Total	$1,344,060	$(50,422)	$8,026,163	$(1,395,745)	$9,370,223	$(1,446,167)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$139,737	$(6,789)	$307,582	$(37,351)	$447,319	$(44,140)
U.S. Government agency securities	28,938	(1,053)	19,603	(2,560)	48,541	(3,613)
Mortgage-backed securities issued by U.S. Government agencies	187,655	(5,952)	521,395	(107,516)	709,050	(113,468)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,473,348	(120,135)	5,365,233	(1,130,105)	6,838,581	(1,250,240)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	119,649	(10,311)	535,478	(104,060)	655,127	(114,371)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	565,382	(29,383)	240,564	(42,262)	805,946	(71,645)
Corporate debt securities and other debt securities	8,601	(307)	—	—	8,601	(307)
Total	$2,523,310	$(173,930)	$6,989,855	$(1,423,854)	$9,513,165	$(1,597,784)

As of March 31, 2023, Synovus had 89 investment securities in a loss position for less than twelve months and 329 investment securities in a loss position for twelve months or longer. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses. As such, no write-downs to the amortized cost basis of the portfolio were recorded at March 31, 2023.

At March 31, 2023, no ACL was established for investment securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. U.S. Treasury and agency securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government, an agency of the United States government, or a government sponsored enterprise.
The amortized cost and fair value by contractual maturity of investment securities available for sale at March 31, 2023 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at March 31, 2023
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$24,560	$442,362	$49,860	$—	$516,782
U.S. Government agency securities	258	22,148	29,991	—	52,397
Mortgage-backed securities issued by U.S. Government agencies	—	454	4	809,584	810,042
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	20,872	87,576	8,051,382	8,159,830
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	80	11,932	741,865	753,877
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	585,636	222,838	65,456	873,930
Corporate debt securities and other debt securities	—	8,933	—	—	8,933
Total amortized cost	$24,818	$1,080,485	$402,201	$9,668,287	$11,175,791

Fair Value
U.S. Treasury securities	$24,560	$414,370	$41,350	$—	$480,280
U.S. Government agency securities	259	19,841	28,845	—	48,945
Mortgage-backed securities issued by U.S. Government agencies	—	441	4	708,100	708,545
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	19,951	82,013	6,923,536	7,025,500
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	77	11,605	636,877	648,559
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	558,026	192,614	61,383	812,023
Corporate debt securities and other debt securities	—	8,766	—	—	8,766
Total fair value	$24,819	$1,021,472	$356,431	$8,329,896	$9,732,618

Gross gains and gross losses on sales of securities available for sale for the three months ended March 31, 2023 and 2022 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income (loss) at the time of sale.

	Three Months Ended March 31,
(in thousands)	2023	2022
Gross realized gains on sales	$1,030	$—
Gross realized losses on sales	—	—
Investment securities gains (losses), net	$1,030	$—

Note 3 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of March 31, 2023 and December 31, 2022.

	March 31, 2023
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$14,095,704	$9,723	$1,775	$11,498	$78,792	$15,404	$14,201,398
Owner-occupied	8,369,684	3,455	48	3,503	25,591	—	8,398,778
Total commercial and industrial	22,465,388	13,178	1,823	15,001	104,383	15,404	22,600,176
Investment properties	11,971,387	1,830	—	1,830	1,935	1,678	11,976,830
1-4 family properties	592,680	455	—	455	2,621	894	596,650
Land and development	422,055	67	—	67	1,153	—	423,275
Total commercial real estate	12,986,122	2,352	—	2,352	5,709	2,572	12,996,755
Consumer mortgages	5,194,675	12,429	—	12,429	39,536	—	5,246,640
Home equity	1,742,419	6,863	1	6,864	7,967	—	1,757,250
Credit cards	181,091	1,799	1,705	3,504	—	—	184,595
Other consumer loans	1,237,731	14,903	—	14,903	6,857	32	1,259,523
Total consumer	8,355,916	35,994	1,706	37,700	54,360	32	8,448,008
Loans, net of deferred fees and costs	$43,807,426	$51,524	$3,529	$55,053	$164,452	$18,008	$44,044,939

	December 31, 2022
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$13,798,639	$15,033	$1,437	$16,470	$48,008	$11,299	$13,874,416
Owner-occupied	8,181,649	487	—	487	9,499	605	8,192,240
Total commercial and industrial	21,980,288	15,520	1,437	16,957	57,507	11,904	22,066,656
Investment properties	11,639,614	960	—	960	1,785	1,688	11,644,047
1-4 family properties	613,049	762	—	762	2,172	950	616,933
Land and development	388,098	77	—	77	1,158	—	389,333
Total commercial real estate	12,640,761	1,799	—	1,799	5,115	2,638	12,650,313
Consumer mortgages	5,163,417	13,969	210	14,179	36,847	—	5,214,443
Home equity	1,742,412	7,795	1	7,796	6,830	—	1,757,038
Credit cards	200,047	1,843	1,722	3,565	—	—	203,612
Other consumer loans	1,795,799	21,269	3	21,272	7,220	—	1,824,291
Total consumer	8,901,675	44,876	1,936	46,812	50,897	—	8,999,384
Loans, net of deferred fees and costs	$43,522,724	$62,195	$3,373	$65,568	$113,519	$14,542	$43,716,353

Interest income on non-accrual loans outstanding that would have been recorded if the loans had been current and performing in accordance with their original terms was $3.3 million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively. Of the interest income recognized during the three months ended March 31, 2023 and 2022, cash-basis interest income was $1.7 million and $554 thousand, respectively.
Pledged Loans
Loans with carrying values of $18.61 billion and $16.09 billion, respectively, were pledged as collateral for borrowings and capacity at March 31, 2023 and December 31, 2022, respectively, to the FHLB and Federal Reserve Bank.

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
Commercial Real Estate Loans - CRE loans primarily consist of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings (medical and non-medical), shopping centers, warehouses and other commercial development properties. 1-4 family properties loans include construction loans to homebuilders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and our preference is to obtain some level of recourse from project sponsors. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s).
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

The following table summarizes each loan portfolio class by risk grade and origination year as of March 31, 2023 as required under CECL. In addition, gross charge-offs by loan portfolio class and origination year as of March 31, 2023 are included below as a result of the adoption of ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure.

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$209,699	$1,263,951	$1,752,589	$973,723	$780,905	$1,480,991	$7,182,461	$53,212	$13,697,531
Special Mention	1,135	1,174	2,453	1,705	4,580	17,890	137,617	—	166,554
Substandard(1)	16,893	18,271	22,900	40,625	39,241	26,678	170,153	1,976	336,737
Loss(2)(3)	—	41	34	—	—	355	146	—	576
Total commercial, financial and agricultural	227,727	1,283,437	1,777,976	1,016,053	824,726	1,525,914	7,490,377	55,188	14,201,398
Current YTD Period:
Gross charge-offs	—	595	1,525	600	137	308	4,152	203	7,520
Owner-occupied
Pass	290,480	1,574,203	1,674,386	1,117,073	876,567	1,673,967	870,423	—	8,077,099
Special Mention	637	1,740	1,002	24,249	7,196	69,869	17,766	—	122,459
Substandard(1)	148	23,273	15,989	62,754	15,325	67,223	14,082	—	198,794
Loss(3)	—	—	245	—	—	181	—	—	426
Total owner-occupied	291,265	1,599,216	1,691,622	1,204,076	899,088	1,811,240	902,271	—	8,398,778
Current YTD Period:
Gross charge-offs	—	—	353	—	—	—	—	—	353
Total commercial and industrial	518,992	2,882,653	3,469,598	2,220,129	1,723,814	3,337,154	8,392,648	55,188	22,600,176
Current YTD Period:
Gross charge-offs	$—	$595	$1,878	$600	$137	$308	$4,152	$203	$7,873
Investment properties
Pass	197,011	2,796,377	3,401,131	1,487,377	1,207,607	2,205,565	539,903	—	11,834,971
Special Mention	551	1,198	1,514	—	14,446	30,961	—	—	48,670
Substandard(1)	3,219	2,711	1,447	174	1,678	62,924	20,929	—	93,082
Loss(3)	—	—	—	—	—	107	—	—	107
Total investment properties	200,781	2,800,286	3,404,092	1,487,551	1,223,731	2,299,557	560,832	—	11,976,830
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	—	—	—
1-4 family properties
Pass	40,898	219,509	141,305	40,833	33,065	73,898	40,670	—	590,178
Special Mention	—	—	—	195	—	192	—	—	387
Substandard(1)	1,301	1,289	985	316	685	1,464	45	—	6,085
Total 1-4 family properties	42,199	220,798	142,290	41,344	33,750	75,554	40,715	—	596,650
Current YTD Period:
Gross charge-offs	—	—	—	—	—	19	—	—	19

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Land and development
Pass	52,110	107,318	78,137	21,631	34,780	85,463	8,314	—	387,753
Special Mention	—	—	—	—	—	30,688	—	—	30,688
Substandard(1)	169	688	302	953	619	2,103	—	—	4,834
Total land and development	52,279	108,006	78,439	22,584	35,399	118,254	8,314	—	423,275
Current YTD Period:
Gross charge-offs	—	—	—	77	—	—	—	—	77
Total commercial real estate	295,259	3,129,090	3,624,821	1,551,479	1,292,880	2,493,365	609,861	—	12,996,755
Current YTD Period:
Gross charge-offs	$—	$—	$—	$77	$—	$19	$—	$—	$96
Consumer mortgages
Pass	164,007	854,860	1,142,028	1,314,831	447,533	1,269,573	33	—	5,192,865
Substandard(1)	—	813	7,136	11,174	8,851	25,067	—	—	53,041
Loss(3)	—	—	—	—	4	730	—	—	734
Total consumer mortgages	164,007	855,673	1,149,164	1,326,005	456,388	1,295,370	33	—	5,246,640
Current YTD Period:
Gross charge-offs	—	55	9	8	71	271	—	—	414
Home equity
Pass	—	—	—	—	—	—	1,232,884	511,633	1,744,517
Substandard(1)	—	—	—	—	—	—	7,611	4,684	12,295
Loss(3)	—	—	—	—	—	—	322	116	438
Total home equity	—	—	—	—	—	—	1,240,817	516,433	1,757,250
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	106	—	106
Credit cards
Pass	—	—	—	—	—	—	182,926	—	182,926
Substandard(1)	—	—	—	—	—	—	567	—	567
Loss(2)	—	—	—	—	—	—	1,102	—	1,102
Total credit cards	—	—	—	—	—	—	184,595	—	184,595
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	1,816	—	1,816
Other consumer loans
Pass	32,096	246,407	319,745	151,022	42,022	153,316	306,552	—	1,251,160
Substandard(1)	—	1,499	3,623	1,505	697	829	138	—	8,291
Loss(2)	—	—	—	—	—	28	44	—	72
Total other consumer loans	32,096	247,906	323,368	152,527	42,719	154,173	306,734	—	1,259,523
Current YTD Period:
Gross charge-offs(4)	31	1,250	10,898	1,194	496	600	561	—	15,030
Total consumer	196,103	1,103,579	1,472,532	1,478,532	499,107	1,449,543	1,732,179	516,433	8,448,008
Current YTD Period:
Gross charge-offs	$31	$1,305	$10,907	$1,202	$567	$871	$2,483	$—	$17,366
Loans, net of deferred fees and costs	$1,010,354	$7,115,322	$8,566,951	$5,250,140	$3,515,801	$7,280,062	$10,734,688	$571,621	$44,044,939
Current YTD Period:
Gross charge-offs	$31	$1,900	$12,785	$1,879	$704	$1,198	$6,635	$203	$25,335

(1)    The majority of loans within Substandard risk grade are accruing loans at March 31, 2023.
(2)    Represent amounts that were 120 days past due. These credits are downgraded to the Loss category with an ALL equal to the full loan amount and are generally charged off upon reaching 181 days past due in accordance with the FFIEC Retail Credit Classification Policy.
(3)    Loans within Loss risk grade are on non-accrual status and have an ALL equal to the full loan amount.
(4)    Includes $6.6 million in gross charge-offs related to the transfer of third-party consumer loans to held for sale.

The following table summarizes each loan portfolio class by risk grade and origination year as of December 31, 2022 as required under CECL.

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2022	2021	2020	2019	2018	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$1,276,814	$1,911,353	$1,009,230	$782,100	$536,001	$1,037,488	$6,862,070	$43,748	$13,458,804
Special Mention	4,131	14,289	12,691	6,637	5,716	2,777	81,889	1,710	129,840
Substandard(1)	13,751	17,780	38,943	42,773	18,405	21,418	131,422	1,003	285,495
Loss(2)	—	—	—	—	—	—	277	—	277
Total commercial, financial and agricultural	1,294,696	1,943,422	1,060,864	831,510	560,122	1,061,683	7,075,658	46,461	13,874,416
Owner-occupied
Pass	1,537,016	1,675,524	1,137,889	909,525	664,734	1,103,500	866,920	—	7,895,108
Special Mention	4,238	6,760	24,175	13,913	5,024	69,500	—	—	123,610
Substandard(1)	19,437	13,381	63,925	7,415	51,364	17,755	—	—	173,277
Loss(3)	—	245	—	—	—	—	—	—	245
Total owner-occupied	1,560,691	1,695,910	1,225,989	930,853	721,122	1,190,755	866,920	—	8,192,240
Total commercial and industrial	2,855,387	3,639,332	2,286,853	1,762,363	1,281,244	2,252,438	7,942,578	46,461	22,066,656
Investment properties
Pass	2,671,660	3,245,669	1,532,230	1,220,974	775,747	1,543,724	541,118	—	11,531,122
Special Mention	2,379	1,550	—	14,570	5,908	2,388	146	—	26,941
Substandard(1)	5,973	1,455	176	1,688	51,767	3,931	20,994	—	85,984
Total investment properties	2,680,012	3,248,674	1,532,406	1,237,232	833,422	1,550,043	562,258	—	11,644,047
1-4 family properties
Pass	248,418	154,181	44,032	33,246	27,053	55,543	47,732	—	610,205
Special Mention	1	—	752	—	—	297	—	—	1,050
Substandard(1)	1,309	1,429	75	741	836	1,243	45	—	5,678
Total 1-4 family properties	249,728	155,610	44,859	33,987	27,889	57,083	47,777	—	616,933
Land and development
Pass	119,801	84,055	21,984	39,484	18,600	64,854	5,078	—	353,856
Special Mention	—	—	744	—	29,618	1,118	—	—	31,480
Substandard(1)	699	325	220	627	472	1,654	—	—	3,997
Total land and development	120,500	84,380	22,948	40,111	48,690	67,626	5,078	—	389,333
Total commercial real estate	3,050,240	3,488,664	1,600,213	1,311,330	910,001	1,674,752	615,113	—	12,650,313

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2022	2021	2020	2019	2018	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Consumer mortgages
Pass	$857,489	$1,188,652	$1,356,065	$458,441	$182,834	$1,118,686	$143	$—	$5,162,310
Substandard(1)	1,153	6,452	8,519	9,442	6,167	19,662	—	—	51,395
Loss(3)	—	—	—	4	—	734	—	—	738
Total consumer mortgages	858,642	1,195,104	1,364,584	467,887	189,001	1,139,082	143	—	5,214,443
Home equity
Pass	—	—	—	—	—	—	1,241,201	504,272	1,745,473
Substandard(1)	—	—	—	—	—	—	6,534	4,512	11,046
Loss(3)	—	—	—	—	—	—	402	117	519
Total home equity	—	—	—	—	—	—	1,248,137	508,901	1,757,038
Credit cards
Pass	—	—	—	—	—	—	201,898	—	201,898
Substandard(1)	—	—	—	—	—	—	617	—	617
Loss(2)	—	—	—	—	—	—	1,097	—	1,097
Total credit cards	—	—	—	—	—	—	203,612	—	203,612
Other consumer loans
Pass	284,045	524,601	457,684	61,760	31,662	142,189	313,565	—	1,815,506
Substandard(1)	1,417	3,810	1,648	712	163	888	139	—	8,777
Loss(2)	—	—	—	—	—	8	—	—	8
Total other consumer loans	285,462	528,411	459,332	62,472	31,825	143,085	313,704	—	1,824,291
Total consumer	1,144,104	1,723,515	1,823,916	530,359	220,826	1,282,167	1,765,596	508,901	8,999,384
Loans, net of deferred fees and costs	$7,049,731	$8,851,511	$5,710,982	$3,604,052	$2,412,071	$5,209,357	$10,323,287	$555,362	$43,716,353

(1)    The majority of loans within Substandard risk grade are accruing loans at December 31, 2022.
(2)    Represent amounts that were 120 days past due. These credits are downgraded to the Loss category with an ALL equal to the full loan amount and are generally charged off upon reaching 181 days past due in accordance with the FFIEC Retail Credit Classification Policy.
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
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three months ended March 31, 2023.

Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the three months ended March 31, 2023 and 2022. During the three months ended March 31, 2023, Synovus charged-off $6.6 million in previously established reserves for credit losses associated with the transfer of $424.1 million in certain third-party consumer loans to held for sale as part of our overall balance sheet management strategy.

	As Of and For the Three Months Ended March 31, 2023
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2022	$161,550	$143,575	$138,299	$443,424
Charge-offs	(7,873)	(96)	(17,366)	(25,335)
Recoveries	3,476	284	3,025	6,785
Provision for (reversal of) loan losses	1,535	16,629	13,972	32,136
Ending balance at March 31, 2023	$158,688	$160,392	$137,930	$457,010

	As Of and For the Three Months Ended March 31, 2022
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2021	$188,364	$97,760	$141,473	$427,597
Charge-offs	(13,763)	(2,456)	(8,928)	(25,147)
Recoveries	2,363	361	3,814	6,538
Provision for (reversal of) loan losses	1,758	(969)	5,179	5,968
Ending balance at March 31, 2022	$178,722	$94,696	$141,538	$414,956

The ALL of $457.0 million and the reserve for unfunded commitments of $57.5 million, which is recorded in other liabilities, comprise the total ACL of $514.5 million at March 31, 2023. The ACL increased $13.6 million compared to the December 31, 2022 ACL of $500.9 million, which consisted of the ALL of $443.4 million and the reserve for unfunded commitments of $57.5 million. The ACL to loans coverage ratio was 1.17% at March 31, 2023, compared to 1.15% at December 31, 2022. The increase in the ACL from December 31, 2022 resulted primarily from a deterioration in economic factors, including an increase in the downside weighting of the multiple scenario model.
The ACL is estimated using a two-year reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reverts on a straight-line basis back to the historical rates over a one-year period. Synovus utilizes multiple economic forecast scenarios sourced from a reputable third-party provider that are probability-weighted internally. The current scenarios include a consensus baseline forecast, an upside scenario reflecting an accelerated recovery, a downside scenario that reflects adverse economic conditions, and an additional adverse scenario that assumes consistent slow growth that is less optimistic than the baseline. At March 31, 2023, the unemployment rate is the input that most significantly impacts our estimate. The multi-scenario forecast used in our estimate includes a peak weighted average unemployment rate of 5.3% over the forecasted period at March 31, 2023, compared to 5.1% at December 31, 2022.
Financial Difficulty Modifications (FDMs)
When borrowers are experiencing financial difficulty, Synovus may make certain loan modifications as part of loss mitigation strategies to maximize expected payment. All loan modifications, renewals, and refinances to loans where borrowers are experiencing financial difficulty are evaluated for FDM classification. To be classified as an FDM, the modifications must be in the form of providing an interest rate reduction relative to the current interest rate, principal forgiveness, or an other-than-insignificant payment delay or extension of the maturity of the loan. An FDM is tracked for 12 months following the modification(s) granted. The effect of these modifications is already included in the allowance for credit losses because our use of a DCF model captures loan level changes including modified terms as part of the estimation process.

The following table presents the amortized cost of FDM loans by loan portfolio class that were modified during the three months ended March 31, 2023.

	Three Months Ended March 31, 2023
(in thousands)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$49	$16,321	$247	$16,617	0.1%
Owner-occupied	—	1,468	41,263	42,731	0.5
Total commercial and industrial	49	17,789	41,510	59,348	0.3
Investment properties	—	—	—	—	—
1-4 family properties	—	1,339	—	1,339	0.2
Land and development	—	—	—	—	—
Total commercial real estate	—	1,339	—	1,339	—
Consumer mortgages	113	—	—	113	—
Home equity	—	88	15	103	—
Credit cards	—	—	—	—	—
Other consumer loans	64	141	231	436	—
Total consumer	177	229	246	652	—
Total FDMs	$226	$19,357	$41,756	$61,339	0.1%

During the three months ended March 31, 2023, there were no FDMs that subsequently defaulted. Defaults are defined as the earlier of the FDM being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments. As of March 31, 2023, there were no commitments to lend a material amount of additional funds to any borrower whose loan was classified as an FDM.
The following presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023.

	Three Months Ended March 31, 2023
	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)
Commercial, financial and agricultural	3.3%	8
Owner-occupied	1.7	9
1-4 family properties	—	12
Consumer mortgages	2.2	0
Home equity	1.1	334
Other consumer loans	3.5	68

Synovus monitors the performance of FDMs to understand the effectiveness of its modification efforts. The following table provides a summary of current, accruing past due, and non-accrual loans on an amortized cost basis by loan portfolio class that have been modified since January 1, 2023.

	As of March 31, 2023
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Non-accrual (1)	Total
Commercial, financial and agricultural	$16,028	$—	$—	$589	$16,617
Owner-occupied	42,731	—	—	—	42,731
Total commercial and industrial	58,759	—	—	589	59,348
Investment properties	—	—	—	—	—
1-4 family properties	1,339	—	—	—	1,339
Land and development	—	—	—	—	—
Total commercial real estate	1,339	—	—	—	1,339
Consumer mortgages	—	—	—	113	113
Home equity	103	—	—	—	103
Credit cards	—	—	—	—	—
Other consumer loans	22	—	—	414	436
Total consumer	125	—	—	527	652
Total FDMs	$60,223	$—	$—	$1,116	$61,339

(1)    Loans were on non-accrual when modified and subsequently classified as FDMs.
TDR Disclosures Prior to Adoption of ASU 2022-02
Prior to the adoption of ASU 2022-02, Synovus accounted for a modification to the contractual terms of a loan that resulted in granting concessions to a borrower experiencing financial difficulties as a TDR. The following tables present, by concession type, the post-modification balance for loans modified or renewed during the three months ended March 31, 2022 that were reported as accruing or non-accruing TDRs.

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

(1)    Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the three months ended March 31, 2022.
(2)    No net charge-offs were recorded during the three months ended March 31, 2022.
For the three months ended March 31, 2022, there were no defaults on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments). As of December 31, 2022, there were no commitments to lend a material amount of additional funds to any borrower whose loan was classified as a TDR.

Note 4 - Goodwill
Goodwill allocated to each reporting unit at March 31, 2023 and December 31, 2022 is presented as follows:

(in thousands)	Wholesale Banking Reporting Unit	Community Banking Reporting Unit	Consumer Banking Reporting Unit	Wealth Management Reporting Unit	Total Goodwill
Balance at December 31, 2022	$171,636	$141,622	$114,701	$24,431	$452,390
Change in goodwill	—	—	—	—	—
Balance at March 31, 2023	$171,636	$141,622	$114,701	$24,431	$452,390

Goodwill is evaluated for impairment on an annual basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). Synovus performs its annual evaluation of goodwill impairment during the fourth quarter of each year.
During the first quarter of 2023, Synovus assessed the events and circumstances surrounding recent bank failures that generated significant market trading volatility in the banking industry, particularly regional banks like Synovus. Our assessment of the impact of these events included company-specific factors such as recent operating performance and financial projections, changes in market capitalization, changes in business climate, as well as trends in the banking industry. After assessing the indicators above, Synovus determined that it was not more likely than not that the fair value had declined below carrying value at the reporting unit level as of March 31, 2023, and a test of goodwill impairment was not required.
Note 5 - Shareholders' Equity and Other Comprehensive Income (Loss)
Repurchases of Common Stock
Synovus announced on January 18, 2023 that its Board of Directors authorized share repurchases of up to $300 million in 2023. During the three months ended March 31, 2023, Synovus did not complete any share repurchases of its common stock.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2023 and 2022.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on investment securities available for sale(1)	Net unrealized gains (losses) on cash flow hedges(1)	Total
Balance at December 31, 2022	$(1,220,263)	$(221,854)	$(1,442,117)
Other comprehensive income (loss) before reclassifications	115,821	7,566	123,387
Amounts reclassified from AOCI	(779)	30,182	29,403
Net current period other comprehensive income (loss)	115,042	37,748	152,790
Balance at March 31, 2023	$(1,105,221)	$(184,106)	$(1,289,327)

Balance at December 31, 2021	$(67,980)	$(14,341)	$(82,321)
Other comprehensive income (loss) before reclassifications	(474,459)	(103,617)	(578,076)
Amounts reclassified from AOCI	—	(1,668)	(1,668)
Net current period other comprehensive income (loss)	(474,459)	(105,285)	(579,744)
Balance at March 31, 2022	$(542,439)	$(119,626)	$(662,065)

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

Note 6 - Fair Value Accounting
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Synovus' 2022 Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
The following table presents assets and liabilities measured at estimated fair value on a recurring basis.

	March 31, 2023				December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Trading securities:
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	$—	$2,954	$—	$2,954	$—	$2,991	$—	$2,991
Other mortgage-backed securities	—	2,909	—	2,909	—	3,185	—	3,185
State and municipal securities	—	69	—	69	—	48	—	48
Asset-backed securities	—	19,185	—	19,185	—	2,071	—	2,071
Other investments	—	798	—	798	—	—	—	—
Total trading securities	$—	$25,915	$—	$25,915	$—	$8,295	$—	$8,295
Investment securities available for sale:
U.S. Treasury securities	$480,280	$—	$—	$480,280	$471,813	$—	$—	$471,813
U.S. Government agency securities	—	48,945	—	48,945	—	48,798	—	48,798
Mortgage-backed securities issued by U.S. Government agencies	—	708,545	—	708,545	—	792,749	—	792,749
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	7,025,500	—	7,025,500	—	6,895,070	—	6,895,070
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	648,559	—	648,559	—	655,127	—	655,127
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	812,023	—	812,023	—	805,945	—	805,945
Corporate debt securities and other debt securities	—	8,766	—	8,766	—	8,601	—	8,601
Total investment securities available for sale	$480,280	$9,252,338	$—	$9,732,618	$471,813	$9,206,290	$—	$9,678,103
Mortgage loans held for sale	$—	$44,400	$—	$44,400	$—	$51,136	$—	$51,136
Other investments	—	—	11,655	11,655	—	—	11,172	11,172
Mutual funds and mutual funds held in rabbi trusts	48,428	—	—	48,428	42,659	—	—	42,659
SBA loans servicing asset	—	—	2,412	2,412	—	—	2,354	2,354
Derivative assets	—	88,257	—	88,257	—	89,815	—	89,815
Liabilities
Securities sold short	$3,152	$—	$—	$3,152	$3,370	$—	$—	$3,370
Mutual funds held in rabbi trusts	33,470	—	—	33,470	27,944	—	—	27,944
Derivative liabilities	—	318,999	1,111	320,110	—	339,227	3,453	342,680

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

Mortgage Loans Held for Sale
(in thousands)	As of March 31, 2023	As of December 31, 2022
Fair value	$44,400	$51,136
Unpaid principal balance	43,225	50,264
Fair value less aggregate unpaid principal balance	$1,175	$872

Changes in Fair Value Included in Net Income	Three Months Ended March 31,		Location in Consolidated Statements of Income
(in thousands)	2023	2022
Mortgage loans held for sale	$303	$(2,350)	Mortgage banking income

Activity for Level 3 Assets and Liabilities
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Fair Value Accounting" of Synovus' 2022 Form 10-K for a description of the valuation techniques and significant inputs for Level 3 assets and liabilities that are measured at fair value on a recurring and non-recurring basis. During the three months ended March 31, 2023 and 2022, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. The following tables provide rollforwards of Level 3 assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended March 31, 2023
(in thousands)	Other Investments	SBA Loans Servicing Asset	Visa Derivative
Beginning balance	$11,172	$2,354	$(3,453)
Total gains (losses) realized/unrealized:
Included in earnings	(28)	(212)	—
Additions	511	270	—
Settlements	—	—	2,342
Ending balance	$11,655	$2,412	$(1,111)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at March 31, 2023	$(28)	$(212)	$—

	Three Months Ended March 31, 2022
(in thousands)	Other Investments	SBA Loans Servicing Asset	Visa Derivative
Beginning balance	$12,185	$3,233	$(3,535)
Total gains (losses) realized/unrealized:
Included in earnings	(92)	(262)	—
Additions	—	480	—
Settlements	—	—	1,759
Ending balance	$12,093	$3,451	$(1,776)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at March 31, 2022	$(92)	$(262)	$—

The following table presents assets measured at fair value on a non-recurring basis, as of the dates indicated, for which there was a fair value adjustment.

	March 31, 2023			Fair Value Adjustments for the	Location in Consolidated Statements of Income
(in thousands)	Level 1	Level 2	Level 3	Three Months Ended March 31, 2023
Loans(1)	$—	$—	$49	$50	Provision for credit losses
Other loans held for sale	—	—	391,157	16,750	Loss on other loans held for sale
Qualpay receivable	—	—	31,109	15,789	Recovery of NPA; Other operating expense(2)
Other assets held for sale	—	—	450	50	Other operating expense

	March 31, 2022			Fair Value Adjustments for the	Location in Consolidated Statements of Income
	Level 1	Level 2	Level 3	Three Months Ended March 31, 2022
Loans(1)	$—	$—	$7,483	$339	Provision for credit losses
Other assets held for sale	—	—	2,725	492	Other operating expense

(1)    Collateral-dependent loans that were written down to fair value of collateral.
(2)     Recovery of NPA amount was $13.1 million in non-interest revenue while other operating expense amount was a reversal of $2.7 million. See Note 9 - Commitments and Contingencies for further discussion.

Fair Value of Financial Instruments
The following tables present the carrying and estimated fair values of financial instruments at March 31, 2023 and December 31, 2022. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2022 Form 10-K for a description of how fair value measurements are determined.

	March 31, 2023
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$3,365,400	$3,365,400	$3,365,400	$—	$—
Trading securities	25,915	25,915	—	25,915	—
Investment securities available for sale	9,732,618	9,732,618	480,280	9,252,338	—
Loans held for sale	669,447	669,042	—	44,400	624,642
Other investments	11,655	11,655	—	—	11,655
Mutual funds and mutual funds held in rabbi trusts	48,428	48,428	48,428	—	—
Loans, net	43,587,929	41,958,157	—	—	41,958,157
SBA loans servicing asset	2,412	2,412	—	—	2,412
FRB and FHLB stock	322,869	322,869	—	322,869
Derivative assets	88,257	88,257	—	88,257	—
Financial liabilities
Non-interest-bearing deposits	$14,642,677	$14,642,677	$—	$14,642,677	$—
Non-time interest-bearing deposits	27,173,132	27,173,132	—	27,173,132	—
Time deposits	8,138,127	8,154,023	—	8,154,023	—
Total deposits(1)	$49,953,936	$49,969,832	$—	$49,969,832	$—
Federal funds purchased and securities sold under repurchase agreements	195,695	195,695	195,695	—	—
Securities sold short	3,152	3,152	3,152	—	—
Short-term FHLB advances	250,000	250,000	—	250,000	—
Long-term debt	5,146,252	5,019,616	—	5,019,616	—
Mutual funds held in rabbi trusts	33,470	33,470	33,470	—	—
Derivative liabilities	320,110	320,110	—	318,999	1,111

(1)    The fair value of deposits with no stated maturity, such as non-interest-bearing demand, interest bearing demand, money market, and savings accounts reflects the carrying amount which is payable on demand, as of the respective date, and may not align with other valuation methods or processes. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

	December 31, 2022
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$1,977,780	$1,977,780	$1,977,780	$—	$—
Trading securities	8,295	8,295	—	8,295	—
Investment securities available for sale	9,678,103	9,678,103	471,813	9,206,290	—
Loans held for sale	391,502	391,085	—	51,136	339,949
Other investments	11,172	11,172	—	—	11,172
Mutual funds and mutual funds held in rabbi trusts	42,659	42,659	42,659	—	—
Loans, net	43,272,929	42,192,295	—	—	42,192,295
SBA loans servicing asset	2,354	2,354	—	—	2,354
FRB and FHLB stock	308,321	308,321	—	308,321	—
Derivative assets	89,815	89,815	—	89,815	—
Financial liabilities
Non-interest-bearing deposits	$15,639,899	$15,639,899	$—	$15,639,899	$—
Non-time interest-bearing deposits	26,936,635	26,936,635	—	26,936,635	—
Time deposits	6,295,025	6,260,315	—	6,260,315	—
Total deposits(1)	$48,871,559	$48,836,849	$—	$48,836,849	$—
Federal funds purchased and securities sold under repurchase agreements	146,588	146,588	146,588	—	—
Securities sold short	3,370	3,370	3,370	—	—
Short-term FHLB advances	600,014	600,014	—	600,014	—
Long-term debt	4,109,597	4,120,113	—	4,120,113	—
Mutual funds held in rabbi trusts	27,944	27,944	27,944	—	—
Derivative liabilities	342,680	342,680	—	339,227	3,453

(1)    The fair value of deposits with no stated maturity, such as non-interest-bearing demand, interest bearing demand, money market, and savings accounts reflects the carrying amount which is payable on demand, as of the respective date, and may not align with other valuation methods or processes. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
Note 7 - Derivative Instruments and Hedging Activities
Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk, exposures related to liquidity and credit risk, and to facilitate client transactions. The primary types of derivative instruments utilized by Synovus consist of interest rate swaps, interest rate lock commitments made to prospective mortgage loan clients, commitments to sell fixed-rate mortgage loans, and foreign currency exchange forwards. Interest rate lock commitments represent derivative instruments since it is intended that such loans will be sold. Synovus also provides foreign currency exchange services, primarily forward contracts, with counterparties to allow commercial clients to mitigate exchange rate risk. Synovus covers its risk by entering into an offsetting foreign currency exchange forward contract. Synovus enters into risk participation agreements with financial institution counterparties where we are either a participant or a lead bank so that the risk of default on the interest rate swaps is shared. Synovus either pays or receives a fee depending on the participation type. Synovus is party to master netting arrangements with its dealer counterparties; however, Synovus does not offset assets and liabilities under these arrangements for financial statement presentation purposes. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2022 Form 10-K for additional information regarding accounting policies for derivatives.
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
For cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss), net of the tax impact, and subsequently reclassified into earnings when the hedged transaction affects earnings with the impacts recorded in the same income statement line item used to present the earnings effect of the hedged item. When a cash flow hedge relationship is discontinued but the hedged cash flows, or forecasted transactions, are still expected to occur, gains or losses that were accumulated in OCI are amortized into earnings over the same periods in which the hedged transactions are still expected to affect earnings. If, however, it is probable the forecasted transactions will no longer occur, the remaining accumulated amounts in OCI for the impacted cash flow hedges are immediately recognized in earnings.
Synovus recorded no unrealized gains (losses) during the three months ended March 31, 2023 and 2022 related to terminated cash flow hedges. Synovus recognized a pre-tax loss of $5.4 million during the three months ended March 31, 2023 and pre-tax income of $2.2 million for the three months ended March 31, 2022 related to the amortization of terminated cash flow hedges. Amounts related to the amortization of terminated cash flow hedges are being recognized into earnings in conjunction with the effective terms of the original swaps through the third quarter of 2026.
As of March 31, 2023, Synovus expects to reclassify into earnings approximately $149 million in pre-tax loss due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is approximately $24 million in pre-tax loss related to the amortization of terminated cash flow hedges. As of March 31, 2023, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the fourth quarter of 2027.
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
Derivatives Not Designated as Hedges
Derivatives not designated as hedges include those that are entered into as either economic hedges to facilitate client needs or as part of Synovus' overall risk management strategy. Economic hedges are those that do not qualify to be treated as a fair value hedge or cash flow hedge for accounting purposes but are necessary to economically manage the risk exposure associated with the assets and liabilities of Synovus. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.
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
Collateral Requirements
Certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of March 31, 2023 and December 31, 2022, Synovus had recorded the right to reclaim cash collateral of $86.5 million and $66.8 million, respectively. As of both March 31, 2023 and December 31, 2022, Synovus had recorded the obligation to return cash collateral of $7.7 million.
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

	March 31, 2023			December 31, 2022
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in cash flow hedging relationships:
Interest rate contracts	$6,000,000	$995	$30,044	$5,250,000	$—	$8,286
Total cash flow hedges		$995	$30,044		$—	$8,286

Derivatives in fair value hedging relationships:
Interest rate contracts	$3,338,229	$—	$16,017	$2,230,232	$—	$8,093
Total fair value hedges		$—	$16,017		$—	$8,093
Total derivatives designated as hedging instruments		$995	$46,061		$—	$16,379

Derivatives not designated as hedging instruments:
Interest rate contracts	$11,037,624	$85,790	$272,765	$10,276,754	$89,310	$322,329
Mortgage derivatives - interest rate lock commitments	82,380	1,459	—	50,218	350	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	89,000	—	173	76,500	155	—
Risk participation agreements	679,924	—	—	635,891	—	3
Foreign exchange contracts	21,177	13	—	20,439	—	516
Visa derivative	—	—	1,111	—	—	3,453
Total derivatives not designated as hedging instruments		$87,262	$274,049		$89,815	$326,301

The following table presents the effect of hedging derivative instruments in the consolidated statements of income and the total amounts for the respective line item affected for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$629,557	$173,935	$42,529

Gain/(loss) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(39,892)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(39,892)	$—	$—

Gain/(loss) on fair value hedging relationships:
Amounts related to interest settlements and amortization on derivatives	$—	$(3,371)	$(2,721)
Recognized on derivatives	—	(12,057)	(3,952)
Recognized on hedged items	—	12,057	3,952
Pre-tax income (loss) recognized on fair value hedges	$—	$(3,371)	$(2,721)

Three Months Ended March 31, 2022
Interest Income
(in thousands)	Loans, including fees
Total interest income/expense amounts presented in the consolidated statements of income	$361,091

Gain/(loss) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$2,189
Pre-tax income (loss) recognized on cash flow hedges	$2,189

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

	March 31, 2023		December 31, 2022
	Hedged Items Currently Designated		Hedged Items Currently Designated
(in thousands)	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
Interest-bearing deposits	$(2,288,000)	$(12,170)	$(1,680,000)	$24,227
Long-term debt	(1,041,971)	(15,396)	(545,787)	19,348

The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments in the consolidated statements of income for the three months ended March 31, 2023 and 2022 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended March 31,
(in thousands)	Location in Consolidated Statements of Income	2023	2022
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$18	$673
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	1,109	(1,318)
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	(328)	3,565
Risk participation agreements	Capital markets income	3	25
Foreign exchange contracts	Capital markets income	529	65
Total derivatives not designated as hedging instruments		$1,331	$3,010

(1)    Gain (loss) represents net fair value adjustments (including credit related adjustments) for client swaps.

Note 8 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three months ended March 31, 2023 and 2022. Diluted net income per common share incorporates the potential impact of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock.

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Basic Net Income Per Common Share:
Net income available to common shareholders	$193,868	$162,746
Weighted average common shares outstanding	145,799	145,273
Net income per common share, basic	$1.33	$1.12
Diluted Net Income Per Common Share:
Net income available to common shareholders	$193,868	$162,746
Weighted average common shares outstanding	145,799	145,273
Effect of dilutive outstanding equity-based awards and earnout payments	928	1,392
Weighted average diluted common shares	146,727	146,665
Net income per common share, diluted	$1.32	$1.11

For the three months ended March 31, 2023 and 2022, there were 21 thousand and zero, respectively, potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding. These potentially dilutive shares were not included in the computation of diluted net income per common share because the effect would be anti-dilutive.
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
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At both March 31, 2023 and December 31, 2022, the ACL for unfunded commitments was $57.5 million. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets.

Synovus also invests in tax credit partnerships, CRA partnerships, including SBIC programs, and other investments. The SBIC is a program initiated by the SBA in 1958 to assist in the funding of small business loans.

(in thousands)	March 31, 2023	December 31, 2022
Letters of credit(1)	$232,955	$220,622
Commitments to fund commercial and industrial loans	9,504,608	9,970,733
Commitments to fund commercial real estate, construction, and land development loans	3,543,525	3,629,531
Commitments under home equity lines of credit	2,190,048	2,156,641
Unused credit card lines	467,520	461,443
Other loan commitments	711,288	742,976
Total letters of credit and unfunded lending commitments	$16,649,944	$17,181,946

Tax credits, CRA partnerships, and other investments with a future funding commitment:
Carrying amount included in other assets	$508,575	$488,944
Amount of future funding commitments	303,388	283,212
Permanent and short-term construction loans and letter of credit commitments(2)	207,249	177,998
Funded portion of permanent and short-term loans and letters of credit(3)	242,676	234,166

(1)    Represent the contractual amount net of risk participations purchased of approximately $25.7 million at both March 31, 2023 and December 31, 2022.
(2)    Represent the contractual amount net of risk participations of $4.0 million and $4.7 million at March 31, 2023 and December 31, 2022, respectively.
(3)    Represent the contractual amount net of risk participations of $5.1 million and $6.9 million at March 31, 2023 and December 31, 2022, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus provides merchant processing services for clients with a contractual arrangement under which certain sales and processing support are provided through an outside merchant services provider with Synovus owning the merchant contract relationship. In addition, Synovus sponsors various third-party MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if a sponsored MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the three months ended March 31, 2023 and 2022, Synovus and the sponsored entities processed and settled $30.12 billion and $28.61 billion of transactions, respectively.
On April 21, 2022, Synovus Bank announced that it signed a definitive agreement to strategically invest in Qualpay, a provider of a cloud-based platform that combines a payment gateway with robust merchant processing solutions, which allows merchants and independent software vendors (ISVs) to easily integrate payments into their software or websites. Synovus previously covered chargebacks for Qualpay when their cash reserve account was unavailable to support them. The remaining amount, net of reserves, included in other assets and classified in NPAs, was $15.3 million as of December 31, 2022. During the first quarter of 2023, Synovus received regulatory approval for the previously announced proposed strategic investment in Qualpay. Upon regulatory approval, Synovus wrote up the balance to the contractual amount due of $31.1 million by reversing a prior impairment charge of $2.7 million through non-interest expense and recognizing a recovery of $13.1 million in non-interest revenue.
Legal Proceedings
Synovus and its subsidiaries are subject to various legal proceedings, claims and disputes that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory and governmental examinations, information gathering requests, inquiries and investigations. Synovus, like many other financial institutions, has been the target of legal actions and other proceedings asserting claims for damages and related relief for losses. These actions include mortgage loan and other loan put-back claims, claims and counterclaims asserted by individual borrowers related to their loans, allegations of violations of state and federal laws and regulations relating to banking practices, including putative class action matters. In addition to actual damages, if Synovus does not prevail in such asserted legal actions, credit-

related litigation could result in additional write-downs or charge-offs of assets, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off were to occur.
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of March 31, 2023 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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
Note 10 - Segment Reporting
Synovus' business segments are based on the products and services provided or the clients served and reflect the manner in which financial information is evaluated by the chief operating decision maker. Synovus has four major reportable business segments: Wholesale Banking, Community Banking, Consumer Banking, and Financial Management Services, with functional activities such as treasury, technology, operations, marketing, finance, enterprise risk, legal, human resources, corporate communications, executive management, among others, included in Treasury and Corporate Other.
Business segment results are determined based upon Synovus' management reporting system, which assigns balance sheet and income statement items to each of the business segments. Certain assets, liabilities, revenue, and expense not allocated or attributable to a particular business segment are included in Treasury and Corporate Other. Synovus's third-party consumer loans and loans held for sale, PPP loans, as well as CIB loans are included in Treasury and Corporate Other. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions.
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
The following tables present certain financial information for each reportable business segment for the three months ended March 31, 2023 and 2022. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised. Loan and deposit transfers occur from time to time between reportable business segments primarily to maintain the migration of clients and relationship managers between segments. Prior periods have been adjusted accordingly.

	Three Months Ended March 31, 2023
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$199,100	$111,405	$154,631	$16,547	$(932)	$480,751
Non-interest revenue	15,900	25,540	20,728	53,206	17,752	133,126
Non-interest expense	33,848	33,382	47,633	44,046	162,943	321,852
Pre-provision net revenue (PPNR)	$181,152	$103,563	$127,726	$25,707	$(146,123)	$292,025

	Three Months Ended March 31, 2022
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$156,248	$96,127	$97,405	$18,163	$24,305	$392,248
Non-interest revenue	8,398	13,583	21,644	45,164	16,545	105,334
Non-interest expense	26,680	30,268	44,867	44,107	126,528	272,450
Pre-provision net revenue (PPNR)	$137,966	$79,442	$74,182	$19,220	$(85,678)	$225,132

	March 31, 2023
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$26,845,222	$8,068,917	$2,879,893	$5,194,815	$1,056,092	$44,044,939
Total deposits	$12,758,895	$10,619,143	$18,651,057	$177,409	$7,747,432	$49,953,936
Total full-time equivalent employees	334	590	1,543	763	1,842	5,072

	December 31, 2022
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$25,865,667	$8,138,606	$2,933,504	$5,157,014	$1,621,562	$43,716,353
Total deposits	$12,942,732	$10,798,409	$18,561,521	$102,496	$6,466,401	$48,871,559
Total full-time equivalent employees	337	598	1,529	768	1,795	5,027

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
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	competition in the financial services industry, including competition from nontraditional banking institutions such as Fintechs;

(2)	our ability to realize the expected benefits from our strategic initiatives or other operational and execution goals in the time period expected, which could negatively affect our future profitability;

(3)	an economic downturn and contraction, including a recession, and the resulting effects on our capital, financial condition, credit quality, results of operations and future growth, including that the strength of the current economic environment could be further weakened by prolonged periods of inflation;

(4)	potential impacts of the recent adverse developments in the banking industry highlighted by high-profile bank failures, including impacts on client confidence, deposit outflows, liquidity, and the regulatory response thereto;

(5)	changes in the cost and availability of funding due to changes in the deposit market and credit market;

(6)	restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(7)	our ability to attract and retain employees and the impact of senior leadership transitions that are key to our strategic initiatives;

(8)	our strategic implementation of new lines of business, new products and services, and new technologies and the expansion of our existing business opportunities with a renewed focus on innovation;

(9)	prolonged periods of high inflation and their effects on our business, profitability, and our stock price;

(10)	changes in the interest rate environment, including changes to the federal funds rate, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

(11)	the impact of recent, proposed, and potential changes in governmental policy, laws and regulations, potential, proposed, and recently enacted changes in monetary policy and in the regulation and taxation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations, including rising inflationary pressures and interest rate increases and the possibility that the U.S. could default on its debt obligations;

(12)	we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services industry;

(13)	our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;

(14)	our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service or financial difficulties with a third-party vendor or business relationship;

(15)	our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;

(16)	our asset quality may deteriorate or that our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(17)	the ability of our operational framework to identify and manage risks associated with our business, such as credit risk, compliance risk, reputational risk, and operational risk, including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers;

(18)	we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;

(19)	if economic conditions worsen further or regulatory capital rules are modified, we may be required to undertake initiatives to improve or conserve our capital position;

(20)	our ability to identify and address cyber-security risks such as data security breaches, malware, "denial of service" attacks, "hacking", and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption, or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;

(21)	the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;

(22)	our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;

(23)	our ESG strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, employee, client, and third-party relationships;

(24)	the continued use, availability, and reliability of LIBOR and the risks related to the transition from LIBOR to any alternate reference rate we may use;

(25)	we could realize losses if we sell assets and the proceeds we receive are lower than the carrying value of such assets and such losses could negatively impact market perceptions of us and could lead to deposit withdrawals;

(26)	our ability to obtain regulatory approval to take certain actions, including any dividends on our common stock or preferred stock, any repurchases of common stock, or any other issuance or redemption of any other regulatory capital instruments, as well as any applications in respect to strategic initiatives;

(27)	we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;

(28)	our concentrated operations in the Southeastern U.S. make us vulnerable to local economic conditions, local weather catastrophes, public health issues, and other external events;

(29)	the costs and effects of litigation, investigations, or similar matters, or adverse facts and developments related thereto;

(30)	the fluctuation in our stock price and general volatility in the stock market;

(31)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(32)	other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part II - Item 1A. Risk Factors" of this Report.
For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I - Item 1A. Risk Factors” and other information contained in Synovus' 2022 Form 10-K and our other periodic filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, that we file from time to time with the SEC. All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. You should not place undue reliance on any forward-looking statements since those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.
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
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 245 branches in Alabama, Florida, Georgia, South Carolina, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three months ended March 31, 2023 and financial condition as of March 31, 2023 and December 31, 2022. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus' 2022 Form 10-K.
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

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2023	2022	Change
Net interest income	$480,751	$392,248	23%
Provision for (reversal of) credit losses	32,154	11,400	182
Non-interest revenue	133,126	105,334	26
Total TE revenue	614,996	498,447	23
Non-interest expense	321,852	272,450	18
Income before income taxes	259,871	213,732	22
Net income	202,159	171,037	18
Net income available to common shareholders	193,868	162,746	19
Net income per common share, basic	1.33	1.12	19
Net income per common share, diluted	1.32	1.11	19
Net interest margin(1)	3.43%	3.01%	42	bps
Net charge-off ratio(1)	0.17	0.19	(2)
Return on average assets(1)	1.36	1.22	14
Efficiency ratio-TE	52.33	54.66	(233)
(1)    Annualized

	March 31, 2023	December 31, 2022	Sequential Quarter Change		March 31, 2022	Year-Over-Year Change
(dollars in thousands)
Loans, net of deferred fees and costs	$44,044,939	$43,716,353	$328,586		$40,169,150	$3,875,789
Total average loans	43,793,440	43,144,904	648,536		39,350,761	4,442,679
Total deposits	49,953,936	48,871,559	1,082,377		48,656,244	1,297,692
Core deposits (excludes brokered deposits)	43,705,682	43,572,554	133,128		46,618,560	(2,912,878)
Total average deposits	49,025,871	48,972,643	53,228		49,345,364	(319,493)
Non-performing assets ratio	0.41%	0.33%	8	bps	0.40%	1	bps
Non-performing loans ratio	0.41	0.29	12		0.33	8
Past due loans over 90 days	0.01	0.01	—		0.01	—
CET1 capital	$5,056,613	$4,926,194	$130,419		$4,485,661	$570,952
Tier 1 capital	5,593,758	5,463,339	130,419		5,022,806	570,952
Total risk-based capital	6,579,216	6,415,681	163,535		5,936,543	642,673
CET1 capital ratio	9.77%	9.63%	14	bps	9.49%	28	bps
Tier 1 capital ratio	10.81	10.68	13		10.63	18
Total risk-based capital ratio	12.72	12.54	18		12.56	16
Total shareholders’ equity to total assets ratio	7.71	7.49	22		8.55	(84)
Return on average common equity(1)	19.23	20.93	(170)		14.20	503

(1)    Quarter annualized
Economic Environment and Recent Events
In an effort to achieve their inflation objectives, the Federal Reserve aggressively tightened monetary policy with the FOMC raising market interest rates 425 bps during 2022, and rates have increased another 50 bps through the end of the first quarter of 2023. The extent of interest rate increases and the period of time that higher rates will remain in effect depends greatly on the level of inflation and strength of the labor market.
Economic uncertainty and market disruptions outside of inflation remain, including geopolitical tensions primarily from Russia’s prolonged war in Ukraine, the relationship between the U.S. and China, and to a lesser extent, the lingering impact of the COVID-19 pandemic on global supply chains, tourism, business travel, immigration, and labor participation.
U.S. fiscal policy has been expansionary since 2020 due to the COVID-19 pandemic, leaving a significant federal deficit and a looming Congressional debt ceiling debate in 2023. The Inflation Reduction Act (IRA), signed into law in August 2022, raises federal revenue by imposing an alternative corporate minimum tax if certain thresholds are met and a non-deductible excise tax on corporate share repurchases. The IRA does not have a significant immediate impact on Synovus.

On March 8, 2023, Silicon Valley Bank announced its intent to issue common equity as part of a strategic balance sheet repositioning effort aimed primarily at improving its financial performance. This announcement sparked concerns among certain segments of deposits, including technology, venture capital, and cryptocurrency, which ultimately led to closures of Silicon Valley Bank and Signature Bank, both of which had exceedingly high levels of uninsured deposits. The subsequent response to these events by both the banking industry and the Federal Reserve served to mitigate the risks of these failures becoming more systemic. However, the residual impacts on the broader economic environment remain uncertain and have generally presented a more challenging outlook for the banking industry as was reflected in recently updated earnings guidance for many banks, including Synovus, for the remainder of 2023.
Despite the headwinds discussed above, with an asset-sensitive balance sheet and our position in Southeast U.S. markets, Synovus believes it is well-positioned to execute on our revised 2023 outlook outlined below by focusing on productivity gains within our core businesses, continuing to benefit from contributions generated through our new growth initiatives and key talent additions, while maintaining a resilient and conservative liquidity profile, a strong capital position, diverse deposit generation across all business lines, and overall credit vigilance.
Executive Summary
Net income available to common shareholders for the first quarter of 2023 was $193.9 million, or $1.32 per diluted common share, compared to $162.7 million, or $1.11 per diluted common share, for the first quarter of 2022. The year-over-year change resulted in an improved efficiency ratio-TE and was largely impacted by higher net interest income from increased interest rates and strong loan growth as well as higher non-interest expense primarily resulting from investments in our workforce and new business initiatives.
Net interest income for the three months ended March 31, 2023 was $480.8 million, up $88.5 million, or 23%, compared to the same period in 2022. Net interest margin was up 42 bps over the comparable three-month period to 3.43%, due primarily to the benefits of our asset sensitive balance sheet and substantial loan growth partially offset by continued increases in deposit costs. Net interest margin for the first quarter was 3.43%, down 13 bps sequentially, as the asset side of our balance sheet continued to benefit from higher balances and rates, but cyclical lags in deposit pricing combined with re-mixing within our non-interest bearing deposits served as a notable headwind for the current quarter. In addition, we proactively added FHLB advances and brokered deposits amid the uncertain economic environment and issued $500.0 million par value 2028 Synovus Bank Senior Notes in February 2023.
Non-interest revenue for the first quarter of 2023 was $133.1 million, up $27.8 million, or 26%, compared to the first quarter of 2022 and was favorably impacted by a $13.1 million one-time benefit from the recovery of a non-performing asset related to the regulatory approval of our Qualpay investment. See Note 9 - Commitments and Contingencies for further discussion. The primary drivers of the increase, excluding the recovery of the NPA, were strong growth in capital markets income and brokerage revenue.
Non-interest expense for the first quarter of 2023 was $321.9 million, up $49.4 million, or 18%, compared to the same period in 2022 and was negatively impacted by a $16.8 million loss associated with $424.1 million of third-party consumer loans moved to held for sale, while the comparative period benefited from a $6.4 million reversal of restructuring charges. The remaining increase in non-interest expense during 2023 was primarily due to investments in and expansion of our workforce, investments in new businesses initiatives, and an industry-wide increase in the FDIC base assessment rate.
At March 31, 2023, loans, net of deferred fees and costs, of $44.04 billion, increased $328.6 million, from December 31, 2022. Loan growth excluding the impact of the aforementioned $424.1 million move of third-party consumer loans to held for sale was $752.7 million, or 2%, sequentially. Growth in C&I loans was diversified and supported by low levels of pay-offs while CRE loan growth was a function of draws related to existing commitments and low levels of pay-offs.
At March 31, 2023, credit metrics continue to remain at strong levels with NPAs and NPLs both at 41 bps and total past dues at 12 bps, as a percentage of total loans. Net charge-offs remained low at $18.6 million, or 17 bps annualized, for the three months ended March 31, 2023, and included $6.6 million related to third-party consumer loans moved to held for sale. The ACL at March 31, 2023 totaled $514.5 million, an increase of $13.6 million from December 31, 2022, and resulted primarily from a deterioration in economic factors, including an increase in the downside weighting of the multiple scenario model. The ACL to loans coverage ratio at March 31, 2023 of 1.17% modestly increased 2 bps compared to December 31, 2022.
Total period-end deposits at March 31, 2023 increased $1.08 billion, or 2%, compared to December 31, 2022 and resulted from increased time deposits partially offset by a decline in money market accounts as consumers shifted excess liquidity between these two account types. Brokered deposits also increased as a result of proactive management of our liquidity position. The decrease in non-interest bearing demand deposits was primarily impacted by commercial seasonality, normal cash deployment, and to a lesser extent, continued pressures from the FOMC's efforts to tighten monetary policy. Average deposit costs of 1.44% increased 133 bps from the prior year comparable period primarily due to the impact of the FOMC's rate hikes of 450 bps from March 31, 2022 to March 31, 2023. Deposit costs were impacted by the decline in non-interest bearing demand deposits in addition to anticipated pricing lags on core interest-bearing deposit costs.
At March 31, 2023, Synovus' CET1 ratio of 9.77% improved 14 bps compared to December 31, 2022, driven by robust organic capital generation from earnings, which was more than sufficient to meet what continued to be solid, core balance sheet growth.
More detail on Synovus' financial results for the three months ended March 31, 2023 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. See also "Part 1 – Item 1A. – Risk Factors" of Synovus' 2022 Form 10-K.
2023 Updated Guidance
Updated guidance(1) for the full year 2023, compared to 2022, utilizes wider ranges and incorporates the ongoing volatility in the economic environment, includes:
•Loan growth(2) of 4%-8%
•Adjusted revenue(2)(3) growth of 4% to 7%
•Adjusted non-interest expense(3) growth of 4% to 6%
•Adjusted PPNR(2)(3) growth of 4% to 8%
•Ending CET1 ratio of ~10%
•Effective income tax rate of 21% to 23%
(1) Excludes the impact of Qualpay investment which is expected to have an immaterial impact to adjusted PPNR(3) for 2023, nor does it reflect potential incremental costs associated with FDIC assessments resulting from recent bank failures. It also assumes a federal funds rate of 5.25% in the second quarter of 2023 and holding at that rate throughout the remainder of 2023.
(2) Not adjusting for PPP loans or revenue given relatively immaterial impact to 2022 and 2023 forecasted results; assumes no incremental material loan sales outside of the current planned third-party consumer sale.
(3) See "Table 13 - Reconciliation of Non-GAAP Financial Measures” in this Report for applicable reconciliation to the most comparable GAAP measure.

Changes in Financial Condition
During the three months ended March 31, 2023, total assets increased $2.11 billion to $61.84 billion. Cash and cash equivalents increased $1.39 billion primarily through the use of brokered deposits and long-term FHLB advances to proactively manage our liquidity position, and total loans increased $328.6 million, with commercial loan growth more than offsetting the $424.1 million move of third-party consumer loans to held for sale. Deposits increased $1.08 billion and resulted from both increased brokered deposits and higher core deposit balances as relationship-based deposit production contributed to the growth. The loan to deposit ratio was 88.2% at March 31, 2023 as compared to 89.5% at December 31, 2022. Long-term debt increased $1.04 billion from December 31, 2022, largely due to $525.0 million higher long-term FHLB advances and $500.0 million par value 2028 Synovus Bank Senior Notes issued in February 2023.
Total shareholders' equity at March 31, 2023 increased $294.3 million compared to December 31, 2022, driven by a decrease in after-tax net unrealized losses on investment securities available for sale and cash flow hedges of $115.0 million and $37.7 million, respectively. The increase was also driven by growth in retained earnings, which included net income of $202.2 million partially offset by common and preferred stock dividends of $55.5 million and $8.3 million, respectively.
Loans
The following table compares the composition of the loan portfolio at March 31, 2023, December 31, 2022, and March 31, 2022.

Table 2 - Loans by Portfolio Class
					March 31, 2023 vs. December 31, 2022 Change				March 31, 2023 vs. March 31, 2022 Change
(dollars in thousands)	March 31, 2023		December 31, 2022				March 31, 2022
Commercial, financial and agricultural	$14,201,398	32.2%	$13,874,416	31.8%	$326,982	2%	$12,659,611	31.5%	$1,541,787	12%
Owner-occupied	8,398,778	19.1	8,192,240	18.7	206,538	3	7,692,714	19.2	706,064	9
Total commercial and industrial	22,600,176	51.3	22,066,656	50.5	533,520	2	20,352,325	50.7	2,247,851	11
Investment properties	11,976,830	27.2	11,644,047	26.6	332,783	3	10,047,145	25.0	1,929,685	19
1-4 family properties	596,650	1.3	616,933	1.4	(20,283)	(3)	620,674	1.5	(24,024)	(4)
Land and development	423,275	1.0	389,333	0.9	33,942	9	477,499	1.2	(54,224)	(11)
Total commercial real estate	12,996,755	29.5	12,650,313	28.9	346,442	3	11,145,318	27.7	1,851,437	17
Consumer mortgages	5,246,640	11.9	5,214,443	11.9	32,197	1	5,052,003	12.6	194,637	4
Home equity	1,757,250	4.0	1,757,038	4.0	212	—	1,416,341	3.5	340,909	24
Credit cards	184,595	0.4	203,612	0.5	(19,017)	(9)	188,247	0.5	(3,652)	(2)
Other consumer loans	1,259,523	2.9	1,824,291	4.2	(564,768)	(31)	2,014,916	5.0	(755,393)	(37)
Total consumer	8,448,008	19.2	8,999,384	20.6	(551,376)	(6)	8,671,507	21.6	(223,499)	(3)
Loans, net of deferred fees and costs	$44,044,939	100.0%	$43,716,353	100.0%	$328,586	1%	$40,169,150	100.0%	$3,875,789	10%

At March 31, 2023, loans, net of deferred fees and costs of $44.04 billion, increased $328.6 million from December 31, 2022. Loan growth excluding the impact of a $424.1 million move of third-party consumer loans to held for sale was $752.7 million, or 2%, sequentially. Growth in C&I loans was diversified and supported by low levels of pay-offs while CRE loan growth was a function of draws related to existing commitments and low levels of pay-offs.
C&I loans remain the largest component of our loan portfolio, representing 51.3% of total loans, while CRE and consumer loans represent 29.5% and 19.2%, respectively. Our portfolio composition is guided by our strategic growth plan, in conjunction with a comprehensive concentration management policy which sets limits for C&I, CRE, and consumer loan levels as well as sub-categories therein.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at March 31, 2023 were $35.60 billion, or 80.8% of the total loan portfolio, compared to $34.72 billion, or 79.4%, at December 31, 2022.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' loan portfolio and is primarily comprised of general middle market and commercial banking clients across a diverse set of industries as well as certain specialized lending verticals. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process, which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of March 31, 2023, 94.5% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral compared to 94.4% as of December 31, 2022. C&I loans at March 31, 2023 grew $533.5 million, or 2%, from December 31, 2022 and resulted from diverse growth across business lines and industries, led by the finance and insurance, healthcare and social assistance, and construction industries. C&I utilization also increased and was a function of higher utilization associated with new origination as our lending mix has shifted to larger clients.

Table 3 - Commercial and Industrial Loans by Industry
		March 31, 2023		December 31, 2022
(dollars in thousands)	NAICS Code	Amount	%(1)	Amount	%(1)
Health care and social assistance	62	$4,940,076	21.9%	$4,815,229	21.8%
Finance and insurance	52	3,965,115	17.5	3,726,279	16.9
Manufacturing	31-33	1,531,442	6.8	1,465,395	6.6
Accommodation and food services	72	1,419,831	6.3	1,377,738	6.2
Wholesale trade	42	1,210,835	5.4	1,221,046	5.5
Construction	23	1,204,359	5.3	1,112,135	5.0
Real estate and rental and leasing	5311	1,180,864	5.2	1,245,513	5.6
Retail trade	44-45	1,097,092	4.9	1,074,100	4.9
Professional, scientific, and technical services	54	982,842	4.3	944,939	4.3
Other services	81	914,113	4.0	929,777	4.2
Transportation and warehousing	48-49	912,467	4.0	892,479	4.0
Real estate other	53	761,339	3.4	788,457	3.6
Arts, entertainment, and recreation	71	526,562	2.3	476,534	2.2
Public administration	92	463,979	2.1	487,583	2.2
Educational services	61	435,914	1.9	420,343	1.9
Other industries	(2)	304,820	1.4	353,492	1.7
Administration, support, waste management, and remediation	56	263,430	1.2	253,459	1.2
Agriculture, forestry, fishing, and hunting	11	253,921	1.1	250,216	1.1
Information	51	231,175	1.0	231,942	1.1
Total commercial and industrial loans		$22,600,176	100.0%	$22,066,656	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
(2) Comprised of NAICS industries that are less than 2% of total C&I loans.
At March 31, 2023, $14.20 billion of C&I loans, or 32.2% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At March 31, 2023, $8.40 billion of C&I loans, or 19.1% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominantly secured by owner-occupied and other real estate and, to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist primarily of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Total CRE loans of $13.00 billion increased $346.4 million, or 3%, from December 31, 2022, particularly in the multi-family category, with growth arising from draws related to existing commitments and low levels of pay-off activity.

Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings (medical and non-medical), shopping centers, warehouses and other commercial development properties. Total investment properties loans as of March 31, 2023 were $11.98 billion, or 92.2% of the CRE loan portfolio, and increased $332.8 million, or 3%, from December 31, 2022, primarily due to growth in most sub-categories, with the exception of shopping centers and warehouses, which were down $71.9 million, or 5%, and $14.2 million, or 1%, respectively, from December 31, 2022.
The following table shows the principal categories of the investment properties loan portfolio at March 31, 2023 and December 31, 2022.

Table 4 - Investment Properties Loan Portfolio
	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Multi-Family	$3,374,129	28.2%	$3,134,571	26.9%
Hotels	1,737,163	14.5	1,708,194	14.7
Medical Office Buildings	1,569,986	13.1	1,561,957	13.4
Non-Medical Office Buildings	1,501,250	12.6	1,449,954	12.5
Shopping Centers	1,332,078	11.1	1,403,928	12.0
Warehouses	1,020,921	8.5	1,035,152	8.9
Other investment property	1,441,303	12.0	1,350,291	11.6
Total investment properties loans	$11,976,830	100.0%	$11,644,047	100.0%

(1)    Loan balance in each category expressed as a percentage of total investment properties loans.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At March 31, 2023, 1-4 family properties loans totaled $596.7 million, or 4.6% of the CRE loan portfolio, and decreased slightly from December 31, 2022.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $423.3 million at March 31, 2023 increased marginally from December 31, 2022.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, home equity and consumer credit card loans, as well as both secured and unsecured loans from third-party lending. As of March 31, 2023, weighted-average FICO scores within the residential real estate portfolio based on committed balances were 778 for consumer mortgages and 792 for home equity, consistent with year-end 2022 scores.
Consumer loans at March 31, 2023 of $8.45 billion decreased $551.4 million, or 6%, compared to December 31, 2022. Mortgage loans increased $32.2 million from December 31, 2022, largely due to slower prepayments and refinances as a result of continued increases in mortgage rates. Other consumer loans decreased $564.8 million from December 31, 2022, primarily due to $424.1 million of third-party consumer loans that moved to held for sale in addition to runoff.

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the composition of period-end deposits as of the dates indicated. See Table 11 - Quarter-to-Date Net Interest Income and Rate/Volume Analysis in this Report for information on average deposits including average rates.

Table 5 - Composition of Period-end Deposits
(dollars in thousands)	March 31, 2023	%(1)	December 31, 2022	%(1)	March 31, 2022	%(1)
Non-interest-bearing demand deposits(2)	$13,827,552	27.7%	$14,574,451	29.8%	$15,526,686	31.9%
Interest-bearing demand deposits(2)	5,837,023	11.7	5,761,355	11.8	6,685,366	13.7
Money market accounts(2)	11,779,951	23.6	12,480,709	25.5	14,596,877	30.0
Savings deposits(2)	1,312,671	2.6	1,396,431	2.9	1,476,720	3.0
Public funds	6,888,182	13.8	6,635,552	13.6	6,048,704	12.5
Time deposits(2)	4,060,303	8.1	2,724,056	5.6	2,284,207	4.7
Brokered deposits	6,248,254	12.5	5,299,005	10.8	2,037,684	4.2
Total deposits	$49,953,936	100.0%	$48,871,559	100.0%	$48,656,244	100.0%
Core deposits(3)	$43,705,682	87.5%	$43,572,554	89.2%	$46,618,560	95.8%

Brokered time deposits	$3,807,038	7.6%	$3,330,946	6.8%	$1,248,571	2.6%
Public funds time deposits	$270,786	0.5%	$240,022	0.5%	$635,801	1.3%

(1)    Deposits balance in each category expressed as percentage of total deposits.
(2)    Excluding any public funds or brokered deposits.
(3)    Core deposits exclude brokered deposits.
Total period-end deposits at March 31, 2023 increased $1.08 billion, or 2%, compared to December 31, 2022 and resulted from increased time deposits partially offset by a decline in money market accounts as consumers shifted excess liquidity between these two account types. Brokered deposits also increased as a result of proactive management of our liquidity position. The decrease in non-interest bearing demand deposits was primarily impacted by commercial seasonality, normal cash deployment, and to a lesser extent, continued pressures from the FOMC's efforts to tighten monetary policy.
Average deposit costs of 1.44%, which equates to a cycle-to-date total deposit beta of ~30% through the first quarter of 2023, increased 56 bps and 133 bps, from the prior quarter and prior year comparable period, respectively, primarily due to the impact of the FOMC's rate hikes of 50 bps during the first quarter of 2023 and 450 bps from March 31, 2022 to March 31, 2023. Deposit costs were impacted by the decline in non-interest bearing demand deposits in addition to anticipated pricing lags on core interest-bearing deposit costs. We continue to expect some upward pressure on deposit costs given recent remixing trends along with an FOMC that appears it will hold the federal funds rate at or above 5%, and therefore, we expect cumulative deposit betas to trend upwards and end in the low 40's range.
As of March 31, 2023 and December 31, 2022, $24.48 billion and $25.08 billion, respectively, of our deposit portfolio was uninsured, which represents approximately 48% and 51%, respectively, of total deposits. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements. At March 31, 2023, over 70% of our deposits are either insured (52%), collateralized (13%), or could be insured by switching to our insured cash sweep program, which has existing capacity (8%).
Non-interest Revenue
Non-interest revenue for the first quarter of 2023 was $133.1 million, up $27.8 million, or 26%, compared to the same period in 2022, and was favorably impacted by a $13.1 million one-time benefit from the recovery of a non-performing asset related to the regulatory approval of our Qualpay investment. See Note 9 - Commitments and Contingencies for further discussion. The primary drivers of the increase, excluding the recovery of the NPA, were strong growth in capital markets income and brokerage revenue.

The following table shows the principal components of non-interest revenue.

Table 6 - Non-interest Revenue
	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Service charges on deposit accounts	$22,974	$22,539	$435	2%
Fiduciary and asset management fees	19,696	20,277	(581)	(3)
Card fees	15,824	14,756	1,068	7
Brokerage revenue	22,558	14,655	7,903	54
Mortgage banking income	3,858	5,953	(2,095)	(35)
Capital markets income	13,725	5,472	8,253	151
Income from bank-owned life insurance	7,262	6,556	706	11
Insurance revenue	2,185	1,419	766	54
Investment securities gains (losses), net	1,030	—	1,030	nm
Recovery of NPA	13,126	—	13,126	nm
Other non-interest revenue	10,888	13,707	(2,819)	(21)
Total non-interest revenue	$133,126	$105,334	$27,792	26%

Core banking fees (1)	$46,060	$45,404	$656	1%
Wealth revenue (2)	$44,439	$36,351	$8,088	22%

(1) Core banking fees consist of service charges on deposit accounts, card fees, and several other non-interest revenue components including letter of credit fees, ATM fee income, line of credit non-usage fees, gains (losses) from sales of SBA loans, and miscellaneous other service charges.
(2) Consists of fiduciary and asset management, brokerage, and insurance revenue.
Three Months Ended March 31, 2023 compared to March 31, 2022
Service charges on deposit accounts, consisting of account analysis fees, NSF fees, and all other service charges, for the three months ended March 31, 2023 were up slightly compared to the same period in 2022. The largest category of service charges, account analysis fees, was up $609 thousand, or 6%, compared to the first quarter of 2022. NSF/overdraft fees for the three months ended March 31, 2023 were down $443 thousand and comprised 29% and 32% of service charges on deposit accounts at March 31, 2023 and 2022, respectively. We expect this downward trend in NSF/overdraft fees to continue. All other service charges on deposit accounts, which consist primarily of monthly fees on consumer demand deposits and small business accounts, for the three months ended March 31, 2023 were up $268 thousand, or 5%.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, financial planning, and family office services. The decline compared to the three months ended March 31, 2022 primarily resulted from volatility in the equity markets which also resulted in lower assets under management.
Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant revenue. Card fees are reported net of certain associated expense items, including client loyalty program expenses and network expenses. Merchant revenue relates to the fees that are charged to merchant clients based on a percentage of their credit or debit card transaction volume amounts. Card fees for the three months ended March 31, 2023 were up primarily due to higher credit card transaction volumes from elevated commercial and consumer spend activity and commercial account growth in addition to increased merchant revenue resulting from higher transaction volumes and new merchants being added.
Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of client assets. Brokerage revenue for the three months ended March 31, 2023 increased significantly over the prior year comparable period, benefiting largely from client activity, including movement into short-term liquidity products such as repurchase agreements due to the rate environment.
Mortgage banking income, consisting of net gains on loan origination/sales activities, was lower for the three months ended March 31, 2023, compared to the same period in 2022, due to the continued depressed residential mortgage environment, with increases in mortgage rates reducing refinancing and new-purchase volumes. Mortgage banking income declined $2.1 million primarily as a result of a $96.6 million, or 45%, decrease in loan sales and a $115.2 million, or 52%, decline in secondary market mortgage production compared to the prior year.
Capital markets income primarily includes fee income from client derivative transactions. Additionally, capital markets income includes fee income from debt capital market transactions and foreign exchange as well as other miscellaneous income from capital market transactions. The substantial increase for the three months ended March 31, 2023 compared to the same period in 2022 primarily resulted from a $4.6 million increase in loan syndication arranger fees and a $2.6 million increase in fees on client derivative transactions.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges and loan servicing fees, gains (losses) from sales of SBA loans, and other miscellaneous items. The comparative period decline is primarily due to a gain of $3.5 million recognized on the sale of a certain real estate partnership recorded during the first quarter of 2022.
Non-interest Expense
Non-interest expense for the first quarter of 2023 was $321.9 million, up $49.4 million, or 18%, compared to the same period in 2022 and was negatively impacted by a $16.8 million loss associated with $424.1 million of third-party consumer loans moved to held for sale, while the comparative period benefited from a $6.4 million reversal of restructuring charges. The remaining increase in non-interest expense during 2023 was primarily due to investments in and expansion of our workforce, investments in new businesses initiatives, and an industry-wide increase in the FDIC base assessment rate.
The following table summarizes the components of non-interest expense.

Table 7 - Non-interest Expense
	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Salaries and other personnel expense	$188,924	$164,684	$24,240	15%
Net occupancy, equipment, and software expense	42,860	42,877	(17)	—
Third-party processing and other services	21,833	20,996	837	4
Professional fees	8,963	8,474	489	6
FDIC insurance and other regulatory fees	10,268	6,250	4,018	64
Amortization of intangibles	1,857	2,118	(261)	(12)
Restructuring charges (reversals)	(733)	(6,424)	5,691	(89)
Loss on early extinguishment of debt	—	677	(677)	nm
Loss on other loans held for sale	16,750	—	16,750	nm
Other operating expense	31,130	32,798	(1,668)	(5)
Total non-interest expense	$321,852	$272,450	$49,402	18%

Three Months Ended March 31, 2023 compared to March 31, 2022
Salaries and other personnel expense increased for the three months ended March 31, 2023 primarily due to the impacts of merit and inflationary wage increases, headcount additions, employee healthcare costs, and an increase in the fair value of the non-qualified deferred compensation liability (offset in non-interest revenue), partially offset by lower mortgage production-based commissions. Total headcount of 5,161 was up by 159, or 3%, compared to March 31, 2022 as a result of additions in areas associated with strategic revenue growth and certain critical support functions.
Third-party processing and other services include all third-party core operating system and processing charges as well as third-party consumer loan servicing charges. Third-party processing expense increased for the three months ended March 31, 2023, largely resulting from enhancements associated with technology and operations infrastructure investments and new business initiatives somewhat offset by lower servicing fees associated with third-party consumer loans.
Professional fees were up modestly for the three months ended March 31, 2023 primarily from higher consulting fees largely related to strategic and infrastructure investments partially offset by lower legal fees from credit-related items.
FDIC insurance and other regulatory fees increased for the three months ended March 31, 2023, largely due to the industry-wide 2 bps increase in the deposit insurance initial base assessment rate that began in the first quarter of 2023. In addition, asset growth contributed to a higher assessment base compared to the first quarter of 2022.
During the three months ended March 31, 2023, Synovus recorded restructuring charges (reversals) including $1.4 million in gains on the sale of three branches previously closed partially offset by $354 thousand of severance and $282 thousand in common area maintenance and asset impairment/lease termination charges related to branches. During the three months ended March 31, 2022, Synovus recorded restructuring charges (reversals) that included $9.1 million in gains largely relating to the sale of real estate facilities in Columbus, Georgia, which were partially offset by restructuring charges related to branch closures.

During the three months ended March 31, 2023, Synovus recorded a $16.8 million loss associated with a fair value adjustment on other loans held for sale due to the transfer of $424.1 million of third-party consumer loans to held for sale. See Note 3 - Loans and Allowance for Loan Losses for further discussion.
Other operating expense includes advertising, travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expense. Other operating expense was down for the three months ended March 31, 2023 largely due to the reversal of a $2.7 million impairment charge related to the recovery of a non-performing asset upon the regulatory approval of our Qualpay investment. See Note 9 - Commitments and Contingencies for further discussion.
Income Tax Expense
Income tax expense was $57.7 million for the three months ended March 31, 2023, representing an effective tax rate of 22.2%, compared to income tax expense of $42.7 million for the three months ended March 31, 2022, representing an effective tax rate of 20.0%. The effective tax rate was higher for three months ended March 31, 2023, primarily due to a decrease in net discrete tax benefits recognized during the current period, including share-based compensation and changes in amounts taxable by jurisdictions, compared to the prior period.
CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus diligently monitors the quality of its loan portfolio by industry, property type, and geography through a thorough portfolio review process and our analytical risk management tools. At March 31, 2023, credit metrics continue to remain at strong levels with NPAs and NPLs both at 41 bps and total past dues at 12 bps, as a percentage of total loans. Net charge-offs were $18.6 million, or 17 bps annualized, for the three months ended March 31, 2023, and included $6.6 million related to the third-party consumer loans moved to held for sale. While we do expect additional pressure on credit metrics due to the economic environment, we continue to have confidence in the strength and quality of our portfolio. We continue to be vigilant while monitoring the more recession-sensitive components of our loan portfolio, and we utilize rigorous underwriting standards and market and portfolio analysis for the entirety of the loan portfolio.

The table below includes selected credit quality metrics.

Table 8 - Credit Quality Metrics
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Non-performing loans	$182,460	$128,061	$132,131
ORE and other assets	—	15,320	26,759
Non-performing assets	$182,460	$143,381	$158,890
Total loans	$44,044,939	$43,716,353	$40,169,150
Non-performing loans as a % of total loans	0.41%	0.29%	0.33%
Non-performing assets as a % of total loans, ORE, and specific other assets	0.41	0.33	0.40
Loans 90 days past due and still accruing	$3,529	$3,373	$3,067
As a % of total loans	0.01%	0.01%	0.01%
Total past due loans and still accruing	$55,053	$65,568	$45,385
As a % of total loans	0.12%	0.15%	0.11%
Net charge-offs, quarter	$18,550	$13,300	$18,609
Net charge-offs/average loans, quarter	0.17%	0.12%	0.19%
Provision for (reversal of) loan losses, quarter	$32,136	$35,366	$5,968
Provision for (reversal of) unfunded commitments, quarter	18	(482)	5,432
Provision for (reversal of) credit losses, quarter	$32,154	$34,884	$11,400
Allowance for loan losses	$457,010	$443,424	$414,956
Reserve for unfunded commitments	57,473	57,455	47,317
Allowance for credit losses	$514,483	$500,879	$462,273
ACL to loans coverage ratio	1.17%	1.15%	1.15%
ALL to loans coverage ratio	1.04	1.01	1.03
ACL/NPLs	281.97	391.13	349.86
ALL/NPLs	250.47	346.26	314.05

Non-performing Assets
Total NPAs were $182.5 million at March 31, 2023, a $39.1 million, or 27%, increase from December 31, 2022 primarily due to the designation of a few large commercial relationships as non-performing, which are reserved and collateralized, partially offset by the recovery of a non-performing asset related to the regulatory approval of our Qualpay investment. See Note 9 - Commitments and Contingencies for further discussion.
Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. Criticized and classified loans at March 31, 2023 were 2.5% of total loans, or $1.09 billion, up $143.9 million as compared to 2.2% of total loans, or $942.1 million, at December 31, 2022, primarily due to the migration of several commercial credits.

Table 9 - Criticized and Classified Loans
(dollars in thousands)	March 31, 2023	December 31, 2022
Special mention	$368,758	$312,921
Substandard	713,726	626,266
Doubtful	—	—
Loss	3,455	2,884
Criticized and Classified loans	$1,085,939	$942,071
As a % of total loans	2.5%	2.2%

Provision for (Reversal of) Credit Losses and Allowance for Credit Losses
The provision for credit losses was $32.2 million for the three months ended March 31, 2023, compared to a provision of $11.4 million for the three months ended March 31, 2022, with both periods including net charge-offs of $18.6 million. The increase was predominantly driven by changes in forecasted economic factors, with the first quarter of 2023 showing indicators of a more recessionary environment and the first quarter of 2022 showing improving economics post-pandemic. These economic factors drove an increase in the ACL ratio of 2 bps during the first quarter of 2023, compared with a declining ratio of 4 bps during the first quarter of 2022.
The ALL of $457.0 million and the reserve for unfunded commitments of $57.5 million, which is recorded in other liabilities, comprise the total ACL of $514.5 million at March 31, 2023. The ACL increased $13.6 million compared to the December 31, 2022 ACL of $500.9 million, which consisted of an ALL of $443.4 million and the reserve for unfunded commitments of $57.5 million. The ACL to loans coverage ratio of 1.17% at March 31, 2023 had a modest sequential increase of 2 bps. The increase in the ACL from December 31, 2022 resulted primarily from a deterioration in economic factors, including an increase in the downside weighting of the multiple scenario model.
Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by our primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach under Basel III. At March 31, 2023, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 10 - Capital Ratios
(dollars in thousands)	March 31, 2023	December 31, 2022
CET1 capital
Synovus Financial Corp.	$5,056,613	$4,926,194
Synovus Bank	5,564,496	5,446,703
Tier 1 risk-based capital
Synovus Financial Corp.	5,593,758	5,463,339
Synovus Bank	5,564,496	5,446,703
Total risk-based capital
Synovus Financial Corp.	6,579,216	6,415,681
Synovus Bank	6,231,923	6,079,152
CET1 capital ratio
Synovus Financial Corp.	9.77%	9.63%
Synovus Bank	10.77	10.66
Tier 1 risk-based capital ratio
Synovus Financial Corp.	10.81	10.68
Synovus Bank	10.77	10.66
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.72	12.54
Synovus Bank	12.06	11.89
Leverage ratio
Synovus Financial Corp.	9.14	9.07
Synovus Bank	9.11	9.06

At March 31, 2023, Synovus' CET1 ratio of 9.77% improved 14 bps compared to December 31, 2022, driven by robust organic capital generation from earnings, which was more than sufficient to meet what continued to be solid, core balance sheet growth. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Regulatory Capital" to the consolidated financial statements of Synovus' 2022 Form 10-K. Management reviews the Company's capital position on an on-going basis and believes, based on internal capital analyses and earnings projections, that Synovus is well positioned to meet relevant regulatory capital standards.
On January 18, 2023, Synovus announced that its Board of Directors approved a capital plan that included a $0.04 increase in the quarterly common stock dividend to $0.38 per share, beginning with the quarterly dividend payable in April 2023, and authorized share repurchases of up to $300 million in 2023. Synovus did not repurchase any shares in the first quarter of 2023, and in light of the uncertain economic and regulatory environment, in the near-term, we will continue to focus on retaining and growing capital.
On August 26, 2020, the federal banking regulators issued a final rule that allowed electing banking organizations that adopted CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Synovus adopted CECL on January 1, 2020 and the March 31, 2023 regulatory capital ratios reflect Synovus' election of the five-year transition provision. At March 31, 2023, $29.2 million, or a cumulative 6 bps benefit to CET1, was deferred.
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
Synovus declared common stock dividends of $55.5 million, or $0.38 per common share, for the three months ended March 31, 2023, compared to $49.4 million, or $0.34 per common share, for the three months ended March 31, 2022. In addition, Synovus declared dividends on its preferred stock of $8.3 million during both the three months ended March 31, 2023 and 2022.
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
Synovus Bank also generates liquidity through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank also has the capacity to access funding through its membership in the FHLB system and through the Federal Reserve discount window. Management continuously monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to manage client deposit withdrawals, loan requests, and other funding demands.
Synovus maintained stable core deposit balances, growing by $133.1 million, during the first quarter of 2023. Time deposits increased $1.34 billion, partially offset by a $700.8 million decline in money market accounts as consumers shifted excess liquidity between these two account types. A $746.9 million decrease in non-interest bearing demand deposits was primarily impacted by commercial seasonality, normal cash deployment, and to a lesser extent, continued pressures from the FOMC's efforts to tighten monetary policy. Based on certain recent bank failures and negative media narrative around deposit outflows at regional banks, Synovus proactively added FHLB advances and brokered deposits as precautionary measures amid the uncertain environment. Synovus continues to proactively pledge additional collateral to the FHLB and Federal Reserve and maintains contingent liquidity across a diverse set of sources which include immediately available funds as well as funds we expect to be available within short notice. Contingent liquidity sources include primary sources such as FHLB borrowing capacity, FRB cash reserves, and third-party consumer loans, which includes our decision to sell loans from this portfolio and runoff, while secondary sources consist of the Federal Reserve discount window, Fed Funds lines, and other sources like the FRB's Bank Term Funding Program. At March 31, 2023, based on currently pledged collateral, Synovus Bank had access to FHLB funding of $3.62 billion, subject to FHLB credit policies.
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
On February 15, 2023, Synovus Bank issued $500 million aggregate principal amount of 5.625% Senior Bank Notes due 2028, and the Notes will mature on February 15, 2028. The Notes will bear interest at 5.625% per annum, payable semiannually in arrears on each February 15 and August 15, beginning on August 15, 2023. Synovus Bank may not redeem the Notes prior to August 15, 2023. The redemption price for any redemption in whole or in part, at our option, on or after August 15, 2023, and prior to January 15, 2028, is equal to the greater of: (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the Notes matured on January 15, 2028) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 30 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to the redemption date. The redemption price for any redemption after January 15, 2028 is 100% of the principal amount of the Notes, plus accrued and unpaid interest thereon to the redemption date. The Notes are not redeemable at the option or election of holders.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. See "Part II – Item 1A. Risk Factors - Recent negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operation" of this Report and "Part I – Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results" of Synovus' 2022 Form 10-K. Furthermore, Synovus may, from time to time, take advantage of attractive market opportunities to refinance its existing debt, redeem its preferred stock, or strengthen its liquidity or capital position.
Earning Assets and Sources of Funds
Average total assets for the three months ended March 31, 2023 increased $3.28 billion, or 6%, as compared to the first three months of 2022. Average earning assets increased $3.98 billion, or 8%, in the first three months of 2023 compared to the same period in 2022. The increase in average earning assets primarily resulted from a $4.44 billion, or 11%, increase in average total loans, net of unearned income, primarily attributable to growth in commercial loans from increased production and line utilization.
Average interest-bearing liabilities increased $4.9 billion, or 15%, for the first three months of 2023 compared to the same period in 2022. The increase in average interest-bearing liabilities largely resulted from a $2.77 billion increase in brokered deposits, a $2.17 billion increase in long-term debt, a $1.67 billion increase in other short-term borrowings, and a $591.5 million increase in time deposits, partially offset by a $1.65 billion decrease in money market accounts. The increase in brokered deposits, long-term debt and other short-term borrowings, from FHLB advances, was largely due to the ongoing management of our liquidity position which also included the February 2023 issuance of $500.0 million par value 2028 Synovus Bank Senior Notes. The increase in time deposits and decreased money market accounts were correlated as consumers have shifted excess liquidity between these two account types. Average non-interest-bearing deposits decreased $1.48 billion, or 9%, for the first three months of 2023 compared to the same period in 2022 primarily due to the continued pressures from the FOMC's efforts to tighten monetary policy and normal client liquidity deployment.
Net interest income for the three months ended March 31, 2023 was $480.8 million, up $88.5 million, or 23%, compared to the same period in 2022. Net interest margin was up 42 bps over the comparable three-month period to 3.43%, due primarily to the benefits of our asset sensitive balance sheet and substantial loan growth partially offset by continued increases in deposit costs.
On a sequential quarter basis, net interest income was down $20.6 million, or 4%, impacted by a lower day count and higher deposit costs. Net interest margin for the first quarter was 3.43%, down 13 bps compared to the fourth quarter of 2022, as the asset side of our balance sheet continued to benefit from higher balances and rates, but cyclical lags in deposit pricing combined with re-mixing within our non-interest bearing deposits served as a notable headwind for the current quarter. In addition, we proactively added FHLB advances and brokered deposits amid the uncertain economic environment and issued the aforementioned $500 million Bank Senior Notes. We expect net interest income to be pressured in the near term; specifically, we will see a full quarter impact of the deposit mix-shift that occurred during the first quarter of 2023 as well as the continued headwind resulting from deposit price lags. The combination of these headwinds is expected to lead to net interest income declines in the second quarter of 2023 followed by relative stability for the remainder of the year consistent with our full year 2023 guidance.

Net Interest Income and Rate/Volume Analysis
    The following tables set forth the major components of net interest income and the related annualized yields and rates for the three months ended March 31, 2023 and 2022, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Table 11 - Quarter-to-Date Net Interest Income and Rate/Volume Analysis
	Three Months Ended March 31,						2023 Compared to 2022
	2023			2022			Change due to (1)
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Volume	Yield/ Rate	Increase (Decrease)
Assets
Interest earning assets:
Commercial loans (2) (3)	$35,030,809	$526,529	6.10%	$30,756,752	$280,588	3.70%	$38,993	$206,948	$245,941
Consumer loans (2)	8,762,631	104,147	4.78	8,594,009	81,368	3.81	1,584	21,195	22,779
Less: Allowance for loan losses	(445,192)	—	—	(423,953)	—	—	—	—	—
Loans, net	43,348,248	630,676	5.89	38,926,808	361,956	3.76	40,577	228,143	268,720
Investment securities available for sale	11,293,958	61,054	2.16	11,259,800	47,250	1.68	142	13,662	13,804
Trading account assets	11,338	124	4.39	9,078	39	1.73	10	75	85
Other earning assets(4)	1,513,800	17,212	4.55	1,919,531	815	0.17	(160)	16,557	16,397
FHLB and Federal Reserve Bank stock	306,935	3,355	4.37	160,065	685	1.71	619	2,051	2,670
Mortgage loans held for sale	36,497	566	6.20	103,887	882	3.40	(565)	249	(316)
Other loans held for sale	443,690	5,011	4.52	597,062	5,300	3.55	(1,343)	1,054	(289)
Total interest earning assets	56,954,466	$717,998	5.11%	52,976,231	$416,927	3.19%	39,280	261,791	301,071
Cash and due from banks	643,502			548,684
Premises and equipment	370,275			398,774
Other real estate	—			11,759
Cash surrender value of bank-owned life insurance	1,091,080			1,070,886
Other assets(5)	1,074,238			1,849,564
Total assets	$60,133,561			$56,855,898
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,088,533	$23,218	1.04%	$9,549,527	$2,372	0.10%	$(114)	$20,960	$20,846
Money market accounts	14,397,683	72,618	2.05	16,045,627	5,349	0.14	(569)	67,838	67,269
Savings deposits	1,370,173	211	0.06	1,460,648	67	0.02	(4)	148	144
Time deposits	3,601,288	21,496	2.42	3,009,795	2,138	0.29	423	18,935	19,358
Brokered deposits	5,553,970	56,392	4.12	2,788,124	3,733	0.54	3,683	48,976	52,659
Federal funds purchased and securities sold under repurchase agreements	133,360	670	2.01	194,352	11	0.02	(3)	662	659
Other short-term borrowings	1,677,519	18,994	4.53	4,773	—	—	—	18,994	18,994
Long-term debt	3,148,062	42,529	5.41	982,423	10,144	4.13	22,054	10,331	32,385
Total interest-bearing liabilities	38,970,588	$236,128	2.46%	34,035,269	$23,814	0.28%	$25,470	$186,844	$212,314
Non-interest-bearing demand deposits	15,014,224			16,491,643
Other liabilities	1,522,827			1,144,415
Shareholders' equity	4,625,922			5,184,571
Total liabilities and shareholders' equity	$60,133,561			$56,855,898
Net interest income and net interest margin, taxable equivalent (6)(7)		$481,870	3.43%		$393,113	3.01%
Less: taxable-equivalent adjustment		1,119			865
Net interest income		$480,751			$392,248
							$13,810	$74,947	$88,757

(1)     Changes in rate/volume will equal the increase/ (decrease) in interest income/expense.
(2)    Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2023 - $11.5 million, 2022 - $20.7 million.
(3)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(4)    Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(5)    Includes average net unrealized gains (losses) on investment securities available for sale of $(1.52) billion and $(247.4) million for the three months ended March 31, 2023 and 2022, respectively.
(6)    The net interest margin is calculated by dividing annualized net interest income - TE by average total interest earnings assets.
(7)    Net interest margin reflects Actual/Actual day count and includes other immaterial adjustments versus NIM previously reported.

Market Risk Analysis
Interest rate risk is the primary market risk to which Synovus is potentially exposed. Synovus measures the sensitivity of net interest income to changes in market interest rates through the use of simulation modeling, which incorporates all of Synovus’ earning assets and liabilities. These simulations are used to determine a baseline net interest income projection and the sensitivity of the income profile based on changes in interest rates. These simulations incorporate assumptions and factors, including, but not limited to, changes in market rates, in the size or composition of the balance sheet, and in repricing characteristics as well as client behaviors. This includes estimates for deposit repricing characteristics which, for purposes of the sensitivity estimates provided below, relies upon a constant, through-the-cycle total deposit cost beta of approximately 35%-40% as of the most recently reported period. This process is reviewed and updated on an on-going basis in a manner consistent with Synovus’ ALCO governance framework.
Synovus has modeled its baseline net interest income forecast assuming a relatively flat interest rate environment, with the federal funds rate at the Federal Reserve’s targeted range of 4.75% to 5.00% as of March 31, 2023 and the prime rate of 8.00% as of March 31, 2023. Synovus has modeled the impact of an immediate change in market interest rates across the yield curve of 100 and 200 bps to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity derived from this simulation suggests that net interest income is projected to increase by 6.5% and 3.3% if interest rates increased by 200 and 100 bps, respectively. Net interest income is projected to decrease by 3.6% and 7.8% if interest rates decreased by 100 and 200 bps, respectively.
The following table represents the estimated sensitivity of net interest income at March 31, 2023, with comparable information for December 31, 2022.

Table 12 - Twelve Month Net Interest Income Sensitivity
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)
Change in Interest Rates (in bps)	March 31, 2023	December 31, 2022
+200	6.5%	6.4%
+100	3.3%	3.1%
-100	(3.6)%	(3.5)%
-200	(7.8)%	(7.5)%
While all of the above estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions, the realized growth and remixing of the balance sheet, as well as the broader macroeconomic environment could all have a significant impact on the both the sensitivity and realized level of net interest income.
The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter-term time horizon. Synovus also evaluates potential longer-term interest rate risk through modeling and evaluation of the sensitivity of the Company's EVE. The EVE measurement process estimates the net fair value of assets, liabilities, and off-balance sheet financial instruments under various interest rate scenarios. Management uses EVE sensitivity analyses as an additional means of measuring interest rate risk and incorporates this form of analysis within its governance and limits framework. The results of these analyses were consistent with the impact of the interest rate sensitivity analysis as shown in Table 12 - Twelve Month Net Interest Income Sensitivity above.
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
Mortgage banking income is also subject to market risk. Mortgage loan originations are sensitive to levels of mortgage interest rates and therefore, mortgage banking income can be negatively impacted during a period of rising interest rates as we have experienced in the past year. The extension of commitments to clients to fund mortgage loans also subjects Synovus to market risk. This risk is primarily created by the time periods between making the commitment, closing, and delivering the loan. Synovus seeks to minimize its exposure by utilizing various risk management tools, including forward sales commitments and other hedges.
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
As of March 31, 2023 and December 31, 2022, Synovus had $6.00 billion and $5.25 billion, respectively, in notional amounts outstanding of interest rate swaps designated as cash flow hedging instruments to hedge its exposure to contractually specified interest rate risk associated with floating rate loans.
As of March 31, 2023 and December 31, 2022, Synovus had $3.34 billion and $2.23 billion, respectively, in notional amounts outstanding of receive-fixed, pay-variable interest rate swaps designated as fair value hedging instruments to hedge its exposure to the change in the fair value due to fluctuations in market interest rates for outstanding fixed-rate long-term debt and interest-bearing deposits.
LIBOR Transition
On March 5, 2021, the FCA confirmed that all LIBOR settings would either cease to be provided by any administrator or would no longer be representative immediately after June 30, 2023, for all remaining US dollar settings.
The ARRC proposed SOFR as its preferred rate alternative to LIBOR and proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to LIBOR. As noted within "Part I - Item 1A. Risk Factors" of Synovus' 2022 Form 10-K, Synovus holds instruments that may be impacted by the discontinuance of LIBOR, which include floating rate obligations, loans, deposits, derivatives and hedges, and other financial instruments. Synovus established a cross-functional LIBOR transition working group with representation from all business lines, support and control functions, and legal counsel that has 1) assessed the Company's current exposure to LIBOR indexed instruments and the data, systems, and processes that were impacted and have been changed as a result; 2) established a detailed implementation plan; 3) formulated communications and learning activities to support clients and colleagues; and 4) developed a formal governance structure for the transition. For the last several years, loan agreement provisions for new and renewed loans included LIBOR fallback language to ensure transition from LIBOR when such transition occurs. All direct exposures resulting from existing financial contracts that mature after 2022 have been inventoried and are monitored on an ongoing basis. The Company discontinued the use of LIBOR as of December 31, 2021, with limited exceptions as permitted by regulatory guidance or internal policies. Synovus has expanded its product offerings and currently offers multiple alternative reference rates to clients including SOFR, BSBY, and Prime indices. As of March 31, 2023, the Company had approximately $6 billion in loans tied to LIBOR that mature after June 30, 2023. Remediation activities are underway to modify or transition existing exposures to the applicable Federal Reserve Board selected replacement rate or to convert the rate under existing fallback language, including the use of the Adjustable Interest (LIBOR) Act, enacted in March 2022, and other relevant legislation.
Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for credit losses and income taxes. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation, and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in Synovus' 2022 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. There have been no significant changes to the accounting policies, estimates, and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2022 Form 10-K.

Non-GAAP Financial Measures
The measures entitled adjusted non-interest revenue, adjusted non-interest expense, adjusted revenue, adjusted tangible efficiency ratio, adjusted net income available to common shareholders, adjusted net income per common share, diluted, adjusted return on average assets, adjusted return on average common equity, return on average tangible common equity, adjusted return on average tangible common equity, tangible common equity ratio, and adjusted PPNR are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest revenue, total non-interest expense, total TE revenue, efficiency ratio-TE, net income available to common shareholders, net income per common share, diluted, return on average assets, return on average common equity, the ratio of total shareholders' equity to total assets, and PPNR, respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted revenue and adjusted non-interest revenue are measures used by management to evaluate total TE revenue and non-interest revenue exclusive of net investment securities gains (losses), and fair value adjustments on non-qualified deferred compensation, and other items not indicative of ongoing operations that could impact period-to-period comparisons. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income available to common shareholders, adjusted net income per common share, diluted, adjusted return on average assets, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. Return on average tangible common equity and adjusted return on average tangible common equity is a measure used by management to compare Synovus' performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity ratio is used by management to assess the strength of our capital position. Adjusted PPNR is used by management to evaluate PPNR exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. The computations of these measures are set forth in the tables below.
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

Table 13 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended
(in thousands, except per share data)	March 31, 2023	March 31, 2022
Adjusted non-interest revenue
Total non-interest revenue	$133,126	$105,334
Investment securities (gains) losses, net	(1,030)	—
Recovery of NPA	(13,126)	—
Fair value adjustment on non-qualified deferred compensation	(1,371)	1,295
Adjusted non-interest revenue	$117,599	$106,629

Adjusted non-interest expense
Total non-interest expense	$321,852	$272,450
Loss on other loans held for sale	(16,750)	—
Restructuring charges (reversals)	733	6,424
Loss on early extinguishment of debt	—	(677)
Fair value adjustment on non-qualified deferred compensation	(1,371)	1,295
Adjusted non-interest expense	$304,464	$279,492

Adjusted revenue and adjusted tangible efficiency ratio
Adjusted non-interest expense	$304,464	$279,492
Amortization of intangibles	(1,857)	(2,118)
Adjusted tangible non-interest expense	$302,607	$277,374

Net interest income	$480,751	$392,248
Tax equivalent adjustment	1,119	865
Total non-interest revenue	133,126	105,334
Total TE revenue	$614,996	$498,447
Recovery of NPA	(13,126)	—
Investment securities (gains) losses, net	(1,030)	—
Fair value adjustment on non-qualified deferred compensation	(1,371)	1,295
Adjusted revenue	$599,469	$499,742
Efficiency ratio-TE	52.33%	54.66%
Adjusted tangible efficiency ratio	50.48	55.50

Adjusted net income available to common shareholders and adjusted diluted earnings per share
Net income available to common shareholders	$193,868	$162,746
Recovery of NPA	(13,126)	—
Loss on other loans held for sale	16,750	—
Restructuring charges (reversals)	(733)	(6,424)
Loss on early extinguishment of debt	—	677
Investment securities (gains) losses, net	(1,030)	—
Tax effect of adjustments (1)	(453)	1,369
Adjusted net income available to common shareholders	$195,276	$158,368
Weighted average common shares outstanding, diluted	146,727	146,665
Net income per common share, diluted	$1.32	$1.11
Adjusted net income per common share, diluted	1.33	1.08

Table 13 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended
(dollars in thousands)	March 31, 2023	March 31, 2022
Adjusted return on average assets (annualized)
Net income	$202,159	$171,037
Recovery of NPA	(13,126)	—
Loss on other loans held for sale	16,750	—
Restructuring charges (reversals)	(733)	(6,424)
Loss on early extinguishment of debt	—	677
Investment securities (gains) losses, net	(1,030)	—
Tax effect of adjustments (1)	(453)	1,369
Adjusted net income	$203,567	$166,659
Net income annualized	$819,867	$693,650
Adjusted net income annualized	$825,577	$675,895
Total average assets	$60,133,561	$56,855,898
Return on average assets (annualized)	1.36%	1.22%
Adjusted return on average assets (annualized)	1.37	1.19

Adjusted return on average common equity, return on average tangible common equity, and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$193,868	$162,746
Recovery of NPA	(13,126)	—
Loss on other loans held for sale	16,750	—
Restructuring charges (reversals)	(733)	(6,424)
Loss on early extinguishment of debt	—	677
Investment securities (gains) losses, net	(1,030)	—
Tax effect of adjustments (1)	(453)	1,369
Adjusted net income available to common shareholders	$195,276	$158,368

Adjusted net income available to common shareholders annualized	$791,953	$642,270
Amortization of intangibles, annualized net of tax	5,699	6,543
Adjusted net income available to common shareholders excluding amortization of intangibles annualized	$797,652	$648,813

Net income available to common shareholders annualized	$786,242	$660,025
Amortization of intangibles, annualized net of tax	5,699	6,543
Net income available to common shareholders excluding amortization of intangibles	$791,941	$666,568

Total average shareholders' equity less preferred stock	$4,088,777	$4,647,426
Average goodwill	(452,390)	(452,390)
Average other intangible assets, net	(26,245)	(34,576)
Total average tangible shareholders' equity less preferred stock	$3,610,142	$4,160,460
Return on average common equity (annualized)	19.23%	14.20%
Adjusted return on average common equity (annualized)	19.37	13.82
Return on average tangible common equity (annualized)	21.94	16.02
Adjusted return on average tangible common equity (annualized)	22.09	15.59

Table 13 - Reconciliation of Non-GAAP Financial Measures, continued
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Tangible common equity ratio
Total assets	$61,840,025	$59,731,378	$56,419,549
Goodwill	(452,390)	(452,390)	(452,390)
Other intangible assets, net	(25,267)	(27,124)	(33,478)
Tangible assets	$61,362,368	$59,251,864	$55,933,681

Total shareholders' equity	$4,770,130	$4,475,801	$4,824,635
Goodwill	(452,390)	(452,390)	(452,390)
Other intangible assets, net	(25,267)	(27,124)	(33,478)
Preferred stock, no par value	(537,145)	(537,145)	(537,145)
Tangible common equity	$3,755,328	$3,459,142	$3,801,622
Total shareholders' equity to total assets ratio	7.71%	7.49%	8.55%
Tangible common equity ratio	6.12	5.84	6.80

(1) An assumed marginal tax rate of 24.3% for 1Q23 and 4Q22 and 23.8% for 1Q22 was applied.

	Three Months Ended
(dollars in thousands)	March 31, 2023	March 31, 2022
Adjusted PPNR
Net interest income	$480,751	$392,248
Total non-interest revenue	133,126	105,334
Total non-interest expense	(321,852)	(272,450)
PPNR	$292,025	$225,132

Net interest income	$480,751	$392,248
Tax equivalent adjustment	1,119	865
Total non-interest revenue	133,126	105,334
Total TE revenue	$614,996	$498,447
Recovery of NPA	(13,126)	—
Investment securities (gains) losses, net	(1,030)	—
Fair value adjustment on non-qualified deferred compensation	(1,371)	1,295
Adjusted revenue	$599,469	$499,742
Adjusted non-interest expense
Total non-interest expense	$321,852	$272,450
Loss on other loans held for sale	(16,750)	—
Restructuring charges (reversals)	733	6,424
Loss on early extinguishment of debt	—	(677)
Fair value adjustment on non-qualified deferred compensation	(1,371)	1,295
Adjusted non-interest expense	$304,464	$279,492

Adjusted revenue	$599,469	$499,742
Adjusted non-interest expense	(304,464)	(279,492)
Adjusted PPNR	$295,005	$220,250

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report is incorporated herein by reference.

ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

PART II. – OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
See "Part I - Item 1. Financial Statements and Supplementary Data - Note 9 - Commitments and Contingencies" of this Report.
ITEM 1A. – RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in "Part I - Item IA - Risk Factors” of Synovus' 2022 Form 10-K which could materially affect the Company's business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
Other than the risk factor set forth below, there are no material changes during the period covered by this Report to the risk factors previously disclosed in Synovus' 2022 Form 10-K.
Recent negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations.
The recent bank failures and related negative media attention have generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional banks like Synovus. These developments have negatively impacted client confidence in regional banks, which could prompt clients to maintain their deposits with larger financial institutions. Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin. If we were required to sell a portion of our securities or loan portfolios to address liquidity needs, we may incur losses as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital in the current environment, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability. While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.
We also anticipate increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to Synovus Bank, designed to address the recent negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, the level of unrealized losses in either available-for-sale or held-to-maturity securities portfolios, contingent liquidity, CRE loan composition and concentration, capital position and general oversight and internal control structures regarding the foregoing. This could impact our ability to achieve our strategic objectives and may result in changes to our balance sheet position which could, in turn, negatively impact our profitability.
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
    (a) None.
    (b) None.
    (c) Issuer Purchases of Equity Securities: Synovus did not complete any share repurchases during the three months ended March 31, 2023. The Company announced on January 18, 2023 that its Board of Directors authorized share repurchases of up to $300 million in 2023.

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

SYNOVUS FINANCIAL CORP.

May 4, 2023	By:	/s/ Andrew J. Gregory, Jr.
Date		Andrew J. Gregory, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)