Form 10-Q
period 2023-06-30
SYNOVUS FINANCIAL CORP
filed 2023-08-04
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
Commission file number 1-10312

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 31, 2023, 146,167,089 shares of the registrant's common stock, $1.00 par value, were outstanding.

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
FFIEC Retail Credit Classification Policy – FFIEC Uniform Retail Credit Classification and Account Management Policy
FHLB – Federal Home Loan Bank
FICO – Fair Isaac Corporation
FOMC – Federal Open Market Committee
FTP – Funds transfer pricing
GA DBF – Georgia Department of Banking and Finance
GAAP – Generally Accepted Accounting Principles in the United States of America
HTC– Historic tax credit
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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$576,148	$624,097
Interest-bearing funds with Federal Reserve Bank	1,391,961	1,280,684
Interest earning deposits with banks	50,254	34,632
Federal funds sold and securities purchased under resale agreements	35,788	38,367
Total cash, cash equivalents, and restricted cash	2,054,151	1,977,780
Investment securities available for sale, at fair value	9,621,175	9,678,103
Loans held for sale (includes $62,616 and $51,136 measured at fair value, respectively)	514,450	391,502
Loans, net of deferred fees and costs	44,353,537	43,716,353
Allowance for loan losses	(471,238)	(443,424)
Loans, net	43,882,299	43,272,929
Cash surrender value of bank-owned life insurance	1,100,114	1,089,280
Premises, equipment, and software, net	365,443	370,632
Goodwill	475,573	452,390
Other intangible assets, net	61,538	27,124
Other assets	2,580,848	2,471,638
Total assets	$60,655,591	$59,731,378
LIABILITIES AND EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$13,565,602	$15,639,899
Interest-bearing deposits	36,514,790	33,231,660
Total deposits	50,080,392	48,871,559
Federal funds purchased and securities sold under repurchase agreements	83,384	146,588
Other short-term borrowings	1,461	603,384
Long-term debt	4,021,411	4,109,597
Other liabilities	1,661,175	1,524,449
Total liabilities	55,847,823	55,255,577
Equity
Shareholders' equity:
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,143 shares; issued 170,808,134 and 170,141,492, respectively; outstanding 146,153,276 and 145,486,634, respectively	170,808	170,141
Additional paid-in capital	3,933,548	3,920,346
Treasury stock, at cost; 24,654,858 shares	(944,484)	(944,484)
Accumulated other comprehensive income (loss), net	(1,395,175)	(1,442,117)
Retained earnings	2,480,686	2,234,770
Total Synovus Financial Corp. shareholders' equity	4,782,528	4,475,801
Noncontrolling interest in subsidiary	25,240	—
Total equity	4,807,768	4,475,801
Total liabilities and equity	$60,655,591	$59,731,378

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Interest income:
Loans, including fees	$670,230	$391,307	$1,299,787	$752,399
Investment securities available for sale	60,421	50,312	121,475	97,562
Loans held for sale	5,801	8,600	11,378	14,781
Federal Reserve Bank balances	17,410	1,593	34,228	2,382
Other earning assets	5,281	1,960	9,154	2,710
Total interest income	759,143	453,772	1,476,022	869,834
Interest expense:
Deposits	241,780	18,501	415,715	32,160
Long-term debt	55,915	8,769	98,444	18,913
Other borrowings	5,917	1,114	25,580	1,126
Total interest expense	303,612	28,384	539,739	52,199
Net interest income	455,531	425,388	936,283	817,635
Provision for (reversal of) credit losses	38,881	12,688	71,035	24,088
Net interest income after provision for (reversal of) credit losses	416,650	412,700	865,248	793,547
Non-interest revenue:
Service charges on deposit accounts	23,477	23,491	46,451	46,030
Fiduciary and asset management fees	20,027	20,100	39,723	40,377
Card fees	17,059	16,089	32,884	30,846
Brokerage revenue	20,908	15,243	43,466	29,898
Mortgage banking income	4,609	3,904	8,467	9,857
Capital markets income	6,975	7,393	20,700	12,864
Income from bank-owned life insurance	6,878	9,165	14,140	15,722
Investment securities gains (losses), net	—	—	1,030	—
Recovery of NPA	—	—	13,126	—
Other non-interest revenue	12,343	1,881	25,415	17,006
Total non-interest revenue	112,276	97,266	245,402	202,600
Non-interest expense:
Salaries and other personnel expense	183,001	161,063	371,926	325,747
Net occupancy, equipment, and software expense	42,785	43,199	85,645	86,076
Third-party processing and other services	21,659	21,952	43,493	42,947
Professional fees	9,597	10,865	18,560	19,338
FDIC insurance and other regulatory fees	11,162	6,894	21,429	13,144
Restructuring charges (reversals)	(110)	(1,850)	(843)	(8,274)
Loss on other loans held for sale	2,360	—	19,110	—
Other operating expense	36,727	39,928	69,714	75,523
Total non-interest expense	307,181	282,051	629,034	554,501
Income before income taxes	221,745	227,915	481,616	441,646
Income tax expense	47,801	49,863	105,513	92,558
Net income	173,944	178,052	376,103	349,088
Less: Net income (loss) attributable to noncontrolling interest	(166)	—	(166)	—
Net income attributable to Synovus Financial Corp.	174,110	178,052	376,269	349,088
Less: Preferred stock dividends	8,291	8,291	16,581	16,581
Net income available to common shareholders	$165,819	$169,761	$359,688	$332,507
Net income per common share, basic	$1.13	$1.17	$2.46	$2.29
Net income per common share, diluted	1.13	1.16	2.45	2.27
Weighted average common shares outstanding, basic	146,113	145,328	145,957	145,301
Weighted average common shares outstanding, diluted	146,550	146,315	146,644	146,489

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,
	2023			2022
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$221,745	$(47,801)	$173,944	$227,915	$(49,863)	$178,052
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	(109,525)	26,659	(82,866)	(429,408)	102,328	(327,080)
Reclassification adjustment for realized (gains) losses included in net income	—	—	—	—	—	—
Net change	(109,525)	26,659	(82,866)	(429,408)	102,328	(327,080)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(73,123)	17,798	(55,325)	(48,332)	11,517	(36,815)
Reclassification adjustment for realized (gains) losses included in net income	42,748	(10,405)	32,343	(978)	233	(745)
Net change	(30,375)	7,393	(22,982)	(49,310)	11,750	(37,560)
Total other comprehensive income (loss)	$(139,900)	$34,052	$(105,848)	$(478,718)	$114,078	$(364,640)
Comprehensive income (loss)			68,096			(186,588)
Less: comprehensive income (loss) attributable to noncontrolling interest			(166)			—
Comprehensive income (loss) attributable to Synovus Financial Corp.			$68,262			$(186,588)

	Six Months Ended June 30,
	2023			2022
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$481,616	$(105,513)	$376,103	$441,646	$(92,558)	$349,088
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	43,556	(10,601)	32,955	(1,050,890)	249,351	(801,539)
Reclassification adjustment for realized (gains) losses included in net income	(1,030)	251	(779)	—	—	—
Net change	42,526	(10,350)	32,176	(1,050,890)	249,351	(801,539)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(63,123)	15,364	(47,759)	(184,310)	43,878	(140,432)
Reclassification adjustment for realized (gains) losses included in net income	82,640	(20,115)	62,525	(3,167)	754	(2,413)
Net change	19,517	(4,751)	14,766	(187,477)	44,632	(142,845)
Total other comprehensive income (loss)	$62,043	$(15,101)	$46,942	$(1,238,367)	$293,983	$(944,384)
Comprehensive income (loss)			423,045			(595,296)
Less: comprehensive income (loss) attributable to noncontrolling interest			(166)			—
Comprehensive income (loss) attributable to Synovus Financial Corp.			$423,211			$(595,296)

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Synovus Financial Corp. Shareholders' Equity

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at March 31, 2023	$537,145	$170,714	$3,925,449	$(944,484)	$(1,289,327)	$2,370,633	—	$4,770,130
Net income (loss)	—	—	—	—	—	174,110	(166)	173,944
Other comprehensive income (loss), net of income taxes	—	—	—	—	(105,848)	—	—	(105,848)
Cash dividends declared on common stock - $0.38 per share	—	—	—	—	—	(55,536)	—	(55,536)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(8,291)	—	(8,291)
Restricted share unit vesting and taxes paid related to net share settlement	—	83	48	—	—	(230)	—	(99)
Stock options exercised, net	—	11	216	—	—	—	—	227
Share-based compensation expense	—	—	7,835	—	—	—	—	7,835
Acquisition of non-controlling interest	—	—	—	—	—	—	25,406	25,406
Balance at June 30, 2023	$537,145	$170,808	$3,933,548	$(944,484)	$(1,395,175)	$2,480,686	$25,240	$4,807,768

Balance at March 31, 2022	$537,145	$169,912	$3,899,269	$(941,168)	$(662,065)	$1,821,542	$—	$4,824,635
Net income (loss)	—	—	—	—	—	178,052	—	178,052
Other comprehensive income (loss), net of income taxes	—	—	—	—	(364,640)	—	—	(364,640)
Cash dividends declared on common stock - $0.34 per share	—	—	—	—	—	(49,416)	—	(49,416)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(8,291)	—	(8,291)
Repurchases of common stock including costs to repurchase	—	—	—	(3,316)	—	—	—	(3,316)
Restricted share unit vesting and taxes paid related to net share settlement	—	48	1,086	—	—	(1,536)	—	(402)
Stock options exercised, net	—	53	919	—	—	—	—	972
Share-based compensation expense	—	—	6,844	—	—	—	—	6,844
Balance at June 30, 2022	$537,145	$170,013	$3,908,118	$(944,484)	$(1,026,705)	$1,940,351	$—	$4,584,438

	Synovus Financial Corp. Shareholders' Equity

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at December 31, 2022	$537,145	$170,141	$3,920,346	$(944,484)	$(1,442,117)	$2,234,770	$—	$4,475,801
Cumulative-effect of change in accounting principle for ASU 2023-02	—	—	—	—	—	(297)	—	(297)
Net income (loss)	—	—	—	—	—	376,269	(166)	376,103
Other comprehensive income (loss), net of income taxes	—	—	—	—	46,942	—	—	46,942
Cash dividends declared on common stock - $0.76 per share	—	—	—	—	—	(111,038)	—	(111,038)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(16,581)	—	(16,581)
Restricted share unit vesting and taxes paid related to net share settlement	—	466	(8,231)	—	—	(2,437)	—	(10,202)
Stock options exercised, net	—	201	3,523	—	—	—	—	3,724
Share-based compensation expense	—	—	17,910	—	—	—	—	17,910
Acquisition of non-controlling interest	—	—	—	—	—	—	25,406	25,406
Balance at June 30, 2023	$537,145	$170,808	$3,933,548	$(944,484)	$(1,395,175)	$2,480,686	$25,240	$4,807,768

Balance at December 31, 2021	$537,145	$169,384	$3,894,109	$(931,497)	$(82,321)	$1,709,980	$—	$5,296,800
Net income (loss)	—	—	—	—	—	349,088	—	349,088
Other comprehensive income (loss), net of income taxes	—	—	—	—	(944,384)	—	—	(944,384)
Cash dividends declared on common stock - $0.68 per share	—	—	—	—	—	(98,858)	—	(98,858)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(16,581)	—	(16,581)
Repurchases of common stock including costs to repurchase	—	—	—	(12,987)	—	—	—	(12,987)
Restricted share unit vesting and taxes paid related to net share settlement	—	350	(6,063)	—	—	(3,278)	—	(8,991)
Stock options exercised, net	—	279	5,327	—	—	—	—	5,606
Share-based compensation expense	—	—	14,745	—	—	—	—	14,745
Balance at June 30, 2022	$537,145	$170,013	$3,908,118	$(944,484)	$(1,026,705)	$1,940,351	$—	$4,584,438

(1)    For the three months ended June 30, 2023 and 2022, dividends per share were $0.39 and $0.37 for Series D and Series E Preferred Stock, respectively.
(2)    For the six months ended June 30, 2023 and 2022, dividends per share were $0.79 and $0.73 for Series D and Series E Preferred Stock, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Operating Activities
Net income	$376,103	$349,088
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	71,035	24,088
Depreciation, amortization, and accretion, net	41,854	36,991
Deferred income tax expense (benefit)	19,194	(3,227)
Originations of loans held for sale	(311,902)	(2,095,264)
Proceeds from sales and payments on loans held for sale	603,486	1,926,118
Gain on sales of loans held for sale, net	(5,739)	(7,277)
(Increase) decrease in other assets	(155,005)	(107,698)
Increase (decrease) in other liabilities	59,529	72,987
Investment securities (gains) losses, net	(1,030)	—
Share-based compensation expense	16,951	14,511
Other	(377)	677
Net cash provided by (used in) operating activities	714,099	210,994
Investing Activities
Net cash received in business combination, net of cash paid	8,009	—
Proceeds from maturities and principal collections of investment securities available for sale	449,581	1,226,967
Proceeds from sales of investment securities available for sale	82,595	—
Purchases of investment securities available for sale	(440,014)	(1,269,468)
Proceeds from sales of loans	84,132	47,130
Purchases of loans	(10,623)	(361,567)
Net (increase) decrease in loans	(1,183,701)	(1,594,366)
Net (purchases) redemptions of Federal Home Loan Bank stock	49,935	(45,700)
Net (purchases) redemptions of Federal Reserve Bank stock	(15,564)	(536)
Net proceeds from settlement (purchases) of bank-owned life insurance policies	3,360	3,106
Net increase in premises, equipment and software	(12,703)	(11,260)
Other	6,976	33,984
Net cash provided by (used in) investing activities	(978,017)	(1,971,710)
Financing Activities
Net increase (decrease) in deposits	1,217,129	(389,758)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(63,204)	81,109
Net increase (decrease) in other short-term borrowings	(601,923)	254,818
Repayments and redemption of long-term debt	(3,304,600)	(400,000)
Proceeds from long-term debt, net	3,220,912	1,000,000
Dividends paid to common shareholders	(104,967)	(97,293)
Dividends paid to preferred shareholders	(16,581)	(16,581)
Repurchases of common stock	—	(12,987)
Issuances, net of taxes paid, under equity compensation plans	(6,477)	(3,385)
Net cash provided by (used in) financing activities	340,289	415,923
Increase (decrease) in cash and cash equivalents including restricted cash	76,371	(1,344,793)
Cash, cash equivalents, and restricted cash, at beginning of period	1,977,780	3,009,853
Cash, cash equivalents, and restricted cash at end of period	$2,054,151	$1,665,060

Supplemental Disclosures:
Income taxes paid	$57,988	$88,090
Interest paid	478,101	52,330
Non-cash Activities
Loans transferred (from) to other loans held for sale	427,903	(9,386)
Settlement of acquired debt	31,109	—
See accompanying notes to unaudited interim consolidated financial statements.

Notes to Unaudited Interim Consolidated Financial Statements
Note 1 - Basis of Presentation and Accounting Policies
General
The accompanying unaudited interim consolidated financial statements of Synovus Financial Corp. include the accounts of the Parent Company and its consolidated subsidiaries. Synovus Financial Corp. is a financial services company based in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and consumer banking in addition to a full suite of specialized products and services, including private banking, treasury management, wealth management, mortgage services, premium finance, asset-based lending, structured lending, capital markets, and international banking. Synovus also provides financial planning and investment advisory services through its wholly-owned subsidiaries, Synovus Trust and Synovus Securities, as well as its GLOBALT and Creative Financial Group divisions. Synovus Bank is positioned in markets in the Southeast, with 246 branches and 358 ATMs in Alabama, Florida, Georgia, South Carolina, and Tennessee.
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
Acquisition
On June 1, 2023, Synovus acquired a 60% equity interest in Qualpay, Inc., a provider of a cloud-based platform that combines a payment gateway with merchant processing solutions, allowing merchants and independent software vendors to integrate payments into their software or websites. In addition, Synovus acquired three of the five seats on Qualpay's Board of Directors.
Under the terms of the agreement, Synovus acquired a controlling interest in Qualpay in exchange for the settlement of Qualpay's debt to Synovus of $31.1 million and $7.0 million in cash. Synovus accounted for the transaction as a business combination and recorded the assets acquired, which primarily consisted of intangible assets and goodwill, liabilities assumed, noncontrolling interest, and consideration exchanged at their preliminary estimated fair values on the acquisition date. Refer to Note 4 - Goodwill and Other Intangible Assets for additional information. The balance of the noncontrolling interest at June 30, 2023 was $25.2 million. The transaction was not material to the consolidated statements of income for the three and six months ended June 30, 2023.
Investments in Tax Credit Structures
Synovus invests in certain LIHTC partnerships, which are engaged in the development and operation of affordable multi-family housing pursuant to Section 42 of the Code. Additionally, Synovus invests in certain new market tax credit partnerships pursuant to Section 45D of the Code, certain HTCs pursuant to Section 47 of the Code, and certain solar energy tax credit partnerships pursuant to Section 48 of the Code. Synovus typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships and as such, is not considered the primary beneficiary of the partnership. For certain of its LIHTC investments, Synovus provides financing during the construction and development of the properties and is at risk for the funded amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan, but has no obligation to fund the operations or working capital of the partnerships and is not exposed to losses beyond Synovus’ investment. Synovus receives tax credits related to these investments, which are subject to recapture by taxing authorities based on compliance provisions required to be met at the project level.
Synovus applies the proportional amortization method of accounting for its LIHTC and HTC partnerships. Effective January 1, 2023, upon the adoption of ASU 2023-02, Synovus also began applying the proportional amortization method of accounting to its qualifying new market tax credit partnership. The proportional amortization method recognizes the amortized cost of the investment as a component of income tax expense. Prior to the adoption of ASU 2023-02, Synovus applied the equity method of accounting to its new market tax credit partnership. For the three and six months ended June 30, 2023, Synovus recognized LIHTC, HTC, and new market tax credit partnership tax credits of $10.9 million and $21.8 million, respectively, and amortization expense of $10.7 million and $20.8 million, respectively, which were included within income tax expense in the consolidated statements of income. For the three and six months ended June 30, 2022, Synovus recognized LIHTC investment partnerships tax credits of $7.8 million and $15.3 million, respectively, and amortization expense of $8.0 million and $16.0 million, respectively, which were included within income tax expense in the consolidated statements of income.

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
		January 1, 2023	The Company adopted this standard on January 1, 2023 on a prospective basis. The adoption of this standard did not have a material impact to the consolidated financial statements. See Note 3, Loans and Allowance for Loan Losses, for the required disclosures in accordance with this ASU.
ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	In March 2023, the FASB issued ASU 2023-02, which expands the population of investments for which an investor may elect to apply the proportional amortization method. Under the ASU, an investor in a tax equity investment may elect the proportional amortization method for qualifying investments on a tax credit program-by-program basis. To qualify for the proportional amortization method, an investment must meet the criteria previously applicable to LIHTC investments, as clarified by the ASU.	January 1, 2024. Early adoption is permitted as of an interim period with retrospective application back to the beginning of the fiscal year.
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

Note 2 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at June 30, 2023 and December 31, 2022 are summarized below.

	June 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$517,626	$—	$(43,736)	$473,890
U.S. Government agency securities	52,397	—	(3,794)	48,603
Mortgage-backed securities issued by U.S. Government agencies	928,031	—	(110,681)	817,350
Mortgage-backed securities issued by U.S. Government sponsored enterprises	7,979,131	508	(1,202,246)	6,777,393
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	732,938	—	(116,987)	615,951
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	954,792	—	(75,442)	879,350
Corporate debt securities and other debt securities	8,958	—	(320)	8,638
Total investment securities available for sale	$11,173,873	$508	$(1,553,206)	$9,621,175

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$515,953	$—	$(44,140)	$471,813
U.S. Government agency securities	52,411	—	(3,613)	48,798
Mortgage-backed securities issued by U.S. Government agencies	904,593	1,624	(113,468)	792,749
Mortgage-backed securities issued by U.S. Government sponsored enterprises	8,144,374	936	(1,250,240)	6,895,070
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	769,498	—	(114,371)	655,127
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	877,590	—	(71,645)	805,945
Corporate debt securities and other debt securities	8,908	—	(307)	8,601
Total investment securities available for sale	$11,273,327	$2,560	$(1,597,784)	$9,678,103

At June 30, 2023 and December 31, 2022, investment securities with a carrying value of $4.56 billion and $4.47 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2023 and December 31, 2022 are presented below.

	June 30, 2023
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$92,580	$(4,858)	$356,275	$(38,878)	$448,855	$(43,736)
U.S. Government agency securities	258	—	48,346	(3,794)	48,604	(3,794)
Mortgage-backed securities issued by U.S. Government agencies	301,213	(5,938)	516,137	(104,743)	817,350	(110,681)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	893,627	(45,280)	5,832,438	(1,156,966)	6,726,065	(1,202,246)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	11,090	(489)	604,860	(116,498)	615,950	(116,987)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	394,493	(18,190)	484,857	(57,252)	879,350	(75,442)
Corporate debt securities and other debt securities	—	—	8,638	(320)	8,638	(320)
Total	$1,693,261	$(74,755)	$7,851,551	$(1,478,451)	$9,544,812	$(1,553,206)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$139,737	$(6,789)	$307,582	$(37,351)	$447,319	$(44,140)
U.S. Government agency securities	28,938	(1,053)	19,603	(2,560)	48,541	(3,613)
Mortgage-backed securities issued by U.S. Government agencies	187,655	(5,952)	521,395	(107,516)	709,050	(113,468)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,473,348	(120,135)	5,365,233	(1,130,105)	6,838,581	(1,250,240)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	119,649	(10,311)	535,478	(104,060)	655,127	(114,371)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	565,382	(29,383)	240,564	(42,262)	805,946	(71,645)
Corporate debt securities and other debt securities	8,601	(307)	—	—	8,601	(307)
Total	$2,523,310	$(173,930)	$6,989,855	$(1,423,854)	$9,513,165	$(1,597,784)

As of June 30, 2023, Synovus had 96 investment securities in a loss position for less than twelve months and 335 investment securities in a loss position for twelve months or longer. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses. As such, no write-downs to the amortized cost basis of the portfolio were recorded at June 30, 2023.

At June 30, 2023, no ACL was established for investment securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. U.S. Treasury and agency securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government, an agency of the United States government, or a government sponsored enterprise.
The amortized cost and fair value by contractual maturity of investment securities available for sale at June 30, 2023 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at June 30, 2023
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$24,834	$442,928	$49,864	$—	$517,626
U.S. Government agency securities	258	52,139	—	—	52,397
Mortgage-backed securities issued by U.S. Government agencies	48	324	4	927,655	928,031
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	19,900	82,822	7,876,409	7,979,131
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	69	11,416	721,453	732,938
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	681,844	208,954	63,994	954,792
Corporate debt securities and other debt securities	—	8,958	—	—	8,958
Total amortized cost	$25,140	$1,206,162	$353,060	$9,589,511	$11,173,873

Fair Value
U.S. Treasury securities	$24,834	$408,618	$40,438	$—	$473,890
U.S. Government agency securities	258	48,345	—	—	48,603
Mortgage-backed securities issued by U.S. Government agencies	47	311	4	816,988	817,350
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	18,789	76,538	6,682,066	6,777,393
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	66	10,936	604,949	615,951
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	643,973	176,619	58,758	879,350
Corporate debt securities and other debt securities	—	8,638	—	—	8,638
Total fair value	$25,139	$1,128,740	$304,535	$8,162,761	$9,621,175

Gross gains and gross losses on sales of securities available for sale for the three and six months ended June 30, 2023 and 2022 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income (loss) at the time of sale.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Gross realized gains on sales	$—	$—	$1,030	$—
Gross realized losses on sales	—	—	—	—
Investment securities gains (losses), net	$—	$—	$1,030	$—

Note 3 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of June 30, 2023 and December 31, 2022.

	June 30, 2023
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$14,001,859	$19,134	$1,482	$20,616	$119,134	$25,281	$14,166,890
Owner-occupied	8,314,520	27,625	—	27,625	6,197	16,000	8,364,342
Total commercial and industrial	22,316,379	46,759	1,482	48,241	125,331	41,281	22,531,232
Investment properties	12,236,317	2,596	—	2,596	29,692	1,661	12,270,266
1-4 family properties	610,704	865	—	865	3,326	831	615,726
Land and development	406,568	200	—	200	1,138	—	407,906
Total commercial real estate	13,253,589	3,661	—	3,661	34,156	2,492	13,293,898
Consumer mortgages	5,332,966	4,441	—	4,441	41,877	—	5,379,284
Home equity	1,757,068	6,983	—	6,983	9,936	—	1,773,987
Credit cards	184,145	1,481	2,051	3,532	—	—	187,677
Other consumer loans	1,162,938	17,978	110	18,088	6,402	31	1,187,459
Total consumer	8,437,117	30,883	2,161	33,044	58,215	31	8,528,407
Loans, net of deferred fees and costs	$44,007,085	$81,303	$3,643	$84,946	$217,702	$43,804	$44,353,537

	December 31, 2022
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$13,798,639	$15,033	$1,437	$16,470	$48,008	$11,299	$13,874,416
Owner-occupied	8,181,649	487	—	487	9,499	605	8,192,240
Total commercial and industrial	21,980,288	15,520	1,437	16,957	57,507	11,904	22,066,656
Investment properties	11,639,614	960	—	960	1,785	1,688	11,644,047
1-4 family properties	613,049	762	—	762	2,172	950	616,933
Land and development	388,098	77	—	77	1,158	—	389,333
Total commercial real estate	12,640,761	1,799	—	1,799	5,115	2,638	12,650,313
Consumer mortgages	5,163,417	13,969	210	14,179	36,847	—	5,214,443
Home equity	1,742,412	7,795	1	7,796	6,830	—	1,757,038
Credit cards	200,047	1,843	1,722	3,565	—	—	203,612
Other consumer loans	1,795,799	21,269	3	21,272	7,220	—	1,824,291
Total consumer	8,901,675	44,876	1,936	46,812	50,897	—	8,999,384
Loans, net of deferred fees and costs	$43,522,724	$62,195	$3,373	$65,568	$113,519	$14,542	$43,716,353

Interest income on non-accrual loans outstanding that would have been recorded if the loans had been current and performing in accordance with their original terms was $6.6 million and $2.0 million for the three months ended June 30, 2023 and 2022, respectively, and $9.9 million and $5.4 million for the six months ended June 30, 2023 and 2022, respectively. Of the interest income recognized during the three months ended June 30, 2023 and 2022, cash-basis interest income was $7.8 million and $410 thousand, respectively. Cash-basis interest income was $9.4 million and $964 thousand for the six months ended June 30, 2023 and 2022, respectively.

Pledged Loans
Loans with carrying values of $23.47 billion and $16.09 billion, respectively, were pledged as collateral for borrowings and capacity at June 30, 2023 and December 31, 2022, respectively, to the FHLB and Federal Reserve Bank.
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

The following table summarizes each loan portfolio class by risk grade and origination year as of June 30, 2023 as required under CECL. In addition, gross charge-offs by loan portfolio class and origination year as of June 30, 2023 are included below as a result of the adoption of ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure.

	June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$583,998	$1,186,752	$1,615,563	$923,404	$676,245	$1,412,658	$7,095,080	$55,621	$13,549,321
Special Mention	1,707	3,273	3,534	1,739	79,760	8,590	128,409	—	227,012
Substandard(1)	21,349	15,116	20,897	39,306	37,140	24,995	198,893	9,609	367,305
Doubtful(2)	—	—	—	—	—	—	22,103	—	22,103
Loss(3)(4)	—	—	—	—	—	363	786	—	1,149
Total commercial, financial and agricultural	607,054	1,205,141	1,639,994	964,449	793,145	1,446,606	7,445,271	65,230	14,166,890
Current YTD Period:
Gross charge-offs	—	1,633	1,804	961	909	604	21,102	203	27,216
Owner-occupied
Pass	564,996	1,575,827	1,586,180	1,082,709	793,757	1,533,957	871,721	—	8,009,147
Special Mention	930	3,578	18,888	24,065	11,094	58,422	17,782	—	134,759
Substandard(1)	606	23,263	13,090	46,545	12,319	95,938	12,249	—	204,010
Loss(4)	—	—	245	16,000	—	181	—	—	16,426
Total owner-occupied	566,532	1,602,668	1,618,403	1,169,319	817,170	1,688,498	901,752	—	8,364,342
Current YTD Period:
Gross charge-offs	—	—	353	2,922	223	—	—	—	3,498
Total commercial and industrial	1,173,586	2,807,809	3,258,397	2,133,768	1,610,315	3,135,104	8,347,023	65,230	22,531,232
Current YTD Period:
Gross charge-offs	$—	$1,633	$2,157	$3,883	$1,132	$604	$21,102	$203	$30,714
Investment properties
Pass	319,091	3,004,555	3,469,385	1,445,709	1,198,543	2,091,311	497,661	—	12,026,255
Special Mention	—	2,218	76,076	—	10,476	61,316	—	—	150,086
Substandard(1)	5,189	856	1,305	173	1,661	37,465	19,576	—	66,225
Doubtful	—	—	—	—	—	27,635	—	—	27,635
Loss(4)	—	—	—	—	—	65	—	—	65
Total investment properties	324,280	3,007,629	3,546,766	1,445,882	1,210,680	2,217,792	517,237	—	12,270,266
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	—	—	—
1-4 family properties
Pass	114,841	178,720	125,043	37,420	32,360	67,586	51,887	—	607,857
Special Mention	—	408	—	193	—	311	—	—	912
Substandard(1)	1,643	1,605	1,363	423	714	1,164	45	—	6,957
Total 1-4 family properties	116,484	180,733	126,406	38,036	33,074	69,061	51,932	—	615,726
Current YTD Period:
Gross charge-offs	—	—	—	—	—	24	—	—	24

	June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Converted to Term Loans	Total

Land and development
Pass	72,661	104,219	55,794	18,335	34,027	82,124	6,703	—	373,863
Special Mention	—	507	—	—	—	29,629	—	—	30,136
Substandard(1)	583	—	36	720	610	1,958	—	—	3,907
Total land and development	73,244	104,726	55,830	19,055	34,637	113,711	6,703	—	407,906
Current YTD Period:
Gross charge-offs	—	—	—	77	—	—	—	—	77
Total commercial real estate	514,008	3,293,088	3,729,002	1,502,973	1,278,391	2,400,564	575,872	—	13,293,898
Current YTD Period:
Gross charge-offs	$—	$—	$—	$77	$—	$24	$—	$—	$101
Consumer mortgages
Pass	431,398	854,063	1,113,312	1,275,929	433,164	1,218,986	34	—	5,326,886
Substandard(1)	—	1,113	5,090	14,348	7,824	23,326	—	—	51,701
Loss(4)	—	—	—	—	4	693	—	—	697
Total consumer mortgages	431,398	855,176	1,118,402	1,290,277	440,992	1,243,005	34	—	5,379,284
Current YTD Period:
Gross charge-offs	22	58	251	320	297	840	—	—	1,788
Home equity
Pass	—	—	—	—	—	—	1,260,275	501,262	1,761,537
Substandard(1)	—	—	—	—	—	—	7,860	4,157	12,017
Loss(4)	—	—	—	—	—	—	317	116	433
Total home equity	—	—	—	—	—	—	1,268,452	505,535	1,773,987
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	555	49	604
Credit cards
Pass	—	—	—	—	—	—	185,639	—	185,639
Substandard(1)	—	—	—	—	—	—	765	—	765
Loss(3)	—	—	—	—	—	—	1,273	—	1,273
Total credit cards	—	—	—	—	—	—	187,677	—	187,677
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	3,513	—	3,513
Other consumer loans
Pass	71,649	220,975	275,382	137,128	39,518	136,511	299,159	—	1,180,322
Substandard(1)	—	678	3,303	1,731	546	717	103	—	7,078
Loss(3)	—	—	—	—	—	6	53	—	59
Total other consumer loans	71,649	221,653	278,685	138,859	40,064	137,234	299,315	—	1,187,459
Current YTD Period:
Gross charge-offs(5)	52	2,804	16,591	1,865	1,235	1,052	1,272	—	24,871
Total consumer	503,047	1,076,829	1,397,087	1,429,136	481,056	1,380,239	1,755,478	505,535	8,528,407
Current YTD Period:
Gross charge-offs	$74	$2,862	$16,841	$2,185	$1,533	$1,892	$5,340	$49	$30,776
Loans, net of deferred fees and costs	$2,190,641	$7,177,726	$8,384,486	$5,065,877	$3,369,762	$6,915,907	$10,678,373	$570,765	$44,353,537
Current YTD Period:
Gross charge-offs	$74	$4,495	$18,999	$6,145	$2,664	$2,520	$26,442	$252	$61,591

(1)    The majority of loans within Substandard risk grade are accruing loans at June 30, 2023.
(2)     Loans within Doubtful risk grade are on non-accrual status and generally have an ALL equal to 50% of the loan amount.
(3) Represent amounts that were 120 days past due. These credits are downgraded to the Loss category with an ALL equal to the full loan amount and are generally charged off upon reaching 181 days past due in accordance with the FFIEC Retail Credit Classification Policy.
(4)    Loans within Loss risk grade are on non-accrual status and have an ALL equal to the full loan amount.
(5)    Includes $7.9 million in gross charge-offs related to the transfer of third-party consumer loans to held for sale.

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
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three and six months ended June 30, 2023.
Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the three and six months ended June 30, 2023 and 2022. During the three and six months ended June 30, 2023 and 2022, Synovus charged-off $1.3 million and $7.9 million in previously established reserves for credit losses associated with the transfer of $3.8 million and $427.9 million, respectively, in certain third-party consumer loans to held for sale as part of our overall balance sheet management strategy. $711 thousand in reserves were added as a result of purchases of $10.6 million of third-party lending loans for the three months ended June 30, 2023. $3.7 million and $7.5 million in reserves were added as a result of purchases of $180.2 million and $361.6 million of third-party lending loans for the three and six months ended June 30, 2022, respectively.

	As Of and For the Three Months Ended June 30, 2023
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at March 31, 2023	$158,688	$160,392	$137,930	$457,010
Charge-offs	(22,841)	(5)	(13,410)	(36,256)
Recoveries	6,402	378	3,080	9,860
Provision for (reversal of) loan losses	17,738	8,961	13,925	40,624
Ending balance at June 30, 2023	$159,987	$169,726	$141,525	$471,238

	As Of and For the Three Months Ended June 30, 2022
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at March 31, 2022	$178,722	$94,696	$141,538	$414,956
Charge-offs	(15,512)	(252)	(7,934)	(23,698)
Recoveries	3,208	572	3,353	7,133
Provision for (reversal of) loan losses	(6,410)	9,202	6,654	9,446
Ending balance at June 30, 2022	$160,008	$104,218	$143,611	$407,837

	As Of and For the Six Months Ended June 30, 2023
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2022	$161,550	$143,575	$138,299	$443,424
Charge-offs	(30,714)	(101)	(30,776)	(61,591)
Recoveries	9,878	662	6,105	16,645
Provision for (reversal of) loan losses	19,273	25,590	27,897	72,760
Ending balance at June 30, 2023	$159,987	$169,726	$141,525	$471,238

	As Of and For the Six Months Ended June 30, 2022
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2021	$188,364	$97,760	$141,473	$427,597
Charge-offs	(29,275)	(2,708)	(16,862)	(48,845)
Recoveries	5,571	933	7,167	13,671
Provision for (reversal of) loan losses	(4,652)	8,233	11,833	15,414
Ending balance at June 30, 2022	$160,008	$104,218	$143,611	$407,837

The ALL of $471.2 million and the reserve for unfunded commitments of $55.7 million, which is recorded in other liabilities, comprise the total ACL of $527.0 million at June 30, 2023. The ACL increased $26.1 million compared to the December 31, 2022 ACL of $500.9 million, which consisted of the ALL of $443.4 million and the reserve for unfunded commitments of $57.5 million. The ACL to loans coverage ratio of 1.19% at June 30, 2023 was 4 bps higher compared to December 31, 2022. The increase in the ACL from December 31, 2022 resulted primarily from deterioration in economic factors and increased specific reserves.
The ACL is estimated using a two-year reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reverts on a straight-line basis back to the historical rates over a one-year period. Synovus utilizes multiple economic forecast scenarios sourced from a reputable third-party provider that are probability-weighted internally. The current scenarios include a consensus baseline forecast, an upside scenario reflecting an accelerated recovery, a downside scenario that reflects adverse economic conditions, and a stagflation scenario, which also assumes adverse economic conditions. At June 30, 2023, the unemployment rate is the input that most significantly impacts our estimate. The multi-scenario forecast used in our estimate includes a peak weighted average unemployment rate of 5.7% over the forecasted period at June 30, 2023, compared to 5.1% at December 31, 2022.
Financial Difficulty Modifications
When borrowers are experiencing financial difficulty, Synovus may make certain loan modifications as part of its loss mitigation strategies to maximize expected payment. All loan modifications, renewals, and refinancings where borrowers are experiencing financial difficulty are evaluated for FDM classification. To be classified as an FDM, the modifications must be in the form of providing an interest rate reduction relative to the current interest rate, principal forgiveness, or an other-than-insignificant payment delay or extension of the maturity of the loan. An FDM is tracked for 12 months following the modification(s) granted. The effect of these modifications is already included in the ACL because our use of a DCF model captures loan level changes including modified terms as part of the estimation process.
The following table presents the amortized cost of FDM loans by loan portfolio class that were modified during the three and six months ended June 30, 2023.

	Three Months Ended June 30, 2023
(in thousands)	Interest Rate Reduction	Term Extension	Principal Forgiveness and Term Extensions	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$1,972	$7,464	$13,401	$1,187	$24,024	0.2%
Owner-occupied	—	388	—	—	388	—
Total commercial and industrial	1,972	7,852	13,401	1,187	24,412	0.1
Investment properties	—	660	—	—	660	—
1-4 family properties	—	1,680	—	382	2,062	0.3
Land and development	—	—	—	—	—	—
Total commercial real estate	—	2,340	—	382	2,722	—
Consumer mortgages	695	—	—	—	695	—
Home equity	—	339	—	276	615	—
Credit cards	—	—	—	—	—	—
Other consumer loans	2	314	—	256	572	—
Total consumer	697	653	—	532	1,882	—
Total FDMs	$2,669	$10,845	$13,401	$2,101	$29,016	0.1%

	Six Months Ended June 30, 2023
(in thousands)	Interest Rate Reduction	Term Extension	Principal Forgiveness and Term Extensions	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$1,972	$22,297	$13,401	$1,428	$39,098	0.3%
Owner-occupied	—	1,828	—	41,259	43,087	0.5
Total commercial and industrial	1,972	24,125	13,401	42,687	82,185	0.4
Investment properties	—	660	—	—	660	—
1-4 family properties	—	3,006	—	382	3,388	0.6
Land and development	—	—	—	—	—	—
Total commercial real estate	—	3,666	—	382	4,048	—
Consumer mortgages	807	—	—	—	807	—
Home equity	—	426	—	290	716	—
Credit cards	—	—	—	—	—	—
Other consumer loans	2	450	—	482	934	0.1
Total consumer	809	876	—	772	2,457	—
Total FDMs	$2,781	$28,667	$13,401	$43,841	$88,690	0.2%

During the three and six months ended June 30, 2023, there were no FDMs that subsequently defaulted. Defaults are defined as the earlier of the FDM being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments. As of June 30, 2023, there were no commitments to lend a material amount of additional funds to any borrower whose loan was classified as a FDM.
The following presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023.

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(Dollars in thousands)	Principal Forgiveness and Term Extensions	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Principal Forgiveness and Term Extensions	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)
Commercial, financial and agricultural	$1,200	1.1%	41	$1,200	1.2%	28
Owner-occupied	—	—	17	—	1.7	9
Investment properties	—	—	30	—	—	30
1-4 family properties	—	0.3	12	—	0.3	12
Consumer mortgages	—	1.9	0	—	1.6	0
Home equity	—	0.4	250	—	0.5	262
Other consumer loans	—	2.7	61	—	3.1	64

Synovus monitors the performance of FDMs to understand the effectiveness of its modification efforts. The following table provides a summary of current, accruing past due, and non-accrual loans on an amortized cost basis by loan portfolio class that have been modified since January 1, 2023.

	As of June 30, 2023
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Non-accrual (1)	Total
Commercial, financial and agricultural	$25,697	$—	$—	$13,401	$39,098
Owner-occupied	43,087	—	—	—	43,087
Total commercial and industrial	68,784	—	—	13,401	82,185
Investment properties	660	—	—	—	660
1-4 family properties	1,708	—	—	1,680	3,388
Land and development	—	—	—	—	—
Total commercial real estate	2,368	—	—	1,680	4,048
Consumer mortgages	—	—	—	807	807
Home equity	716	—	—	—	716
Credit cards	—	—	—	—	—
Other consumer loans	386	—	—	548	934
Total consumer	1,102	—	—	1,355	2,457
Total FDMs	$72,254	$—	$—	$16,436	$88,690

(1)    Loans were on non-accrual when modified and subsequently classified as FDMs.
TDR Disclosures Prior to Adoption of ASU 2022-02
Prior to the adoption of ASU 2022-02, Synovus accounted for a modification to the contractual terms of a loan that resulted in granting concessions to a borrower experiencing financial difficulties as a TDR. The following tables present, by concession type, the post-modification balance for loans modified or renewed during the three and six months ended June 30, 2022 that were reported as accruing or non-accruing TDRs.

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

(1)    Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the three and six months ended June 30, 2022.
(2)    No net charge-offs were recorded during the three and six months ended June 30, 2022.
For both the three and six months ended June 30, 2022, there were 3 defaults with a recorded investment of $430 thousand on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments). As of June 30, 2022 and December 31, 2022, there were no commitments to lend a material amount of additional funds to any borrower whose loan was classified as a TDR.

Note 4 - Goodwill and Other Intangible Assets
Effective April 1, 2023, Synovus changed its internal management reporting structure to transfer Capital Markets activities and related personnel from the Financial Management Services segment to the Wholesale Banking segment. See Note 10 - Segment Reporting for additional information. In connection with the transfer, management reallocated a portion of the Wealth Management goodwill that was attributable to the Financial Management Services segment to Wholesale Banking using a relative fair value approach, and no indicators of impairment were identified.
On June 1, 2023, Synovus acquired a 60% equity interest and a majority of the Board seats in Qualpay, which constituted a business combination. In connection with the acquisition, Synovus recorded $23.2 million of goodwill and $38.7 million of other intangible assets based on preliminary fair value estimates of the assets acquired and liabilities assumed in the transaction. Upon receipt of final fair value estimates during the measurement period, which must be within one year of the acquisition date, Synovus will record any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined. See Note 1 - Basis of Presentation and Accounting Policies for additional information on the Qualpay transaction.
Goodwill allocated to each reporting unit at June 30, 2023 and December 31, 2022 is presented as follows:

(in thousands)	Wholesale Banking Reporting Unit	Community Banking Reporting Unit	Consumer Banking Reporting Unit	Wealth Management Reporting Unit	Total Goodwill
Balance at December 31, 2022	$171,636	$141,622	$114,701	$24,431	$452,390
Changes during the period from:
Reallocation	4,197	—	—	(4,197)	—
Acquisition	—	23,183	—	—	23,183
Balance at June 30, 2023	$175,833	$164,805	$114,701	$20,234	$475,573

Goodwill is evaluated for impairment on an annual basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). Synovus performs its annual evaluation of goodwill impairment during the fourth quarter of each year.
During the second quarter of 2023, Synovus assessed the events and circumstances that have generated significant market trading volatility in the banking industry, particularly for regional banks like Synovus. Due to the uncertain environment as well as Synovus' stock price trading below book value during the month of May 2023, Synovus elected to perform a quantitative assessment of goodwill impairment as of May 31, 2023, which included determining the estimated fair value of each reporting unit containing goodwill, utilizing a combination of discounted cash flow and market-based approaches, and comparing that fair value to each reporting unit's carrying amount. The discounted cash flow method included updated internal forecasts, long-term profitability targets, growth rates, and discount rates. The market approach was based on a comparison of certain financial metrics of Synovus' reporting units to guideline public company peers. Based on the quantitative assessment performed, the fair value of each of these reporting units exceeded their respective carrying values; therefore, we concluded goodwill was not impaired as of our May 31, 2023 test date and determined that it was not more likely than not that the fair value had declined below carrying value at the reporting until level as of June 30, 2023.

The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of June 30, 2023 and December 31, 2022. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. Other intangible assets resulting from the Qualpay acquisition, which primarily include client relationships, partner relationships, and developed technology, are being amortized on a straight-line basis over their estimated useful lives ranging from five to eight years. Aggregate other intangible assets amortization expense is included in other operating expense on the consolidated statements of income, and for the three and six months ended June 30, 2023 was $2.4 million and $4.3 million, respectively. Aggregate other intangible assets amortization expense for the three and six months ended June 30, 2022 was $2.1 million and $4.2 million, respectively.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2023
CDI	$57,400	$(38,615)	$18,785
Client Relationships	29,300	(6,854)	22,446
Partner Relationships	6,900	(115)	6,785
Developed Technology	11,091	(185)	10,906
Other	3,900	(1,284)	2,616
Total other intangible assets	$108,591	$(47,053)	$61,538

December 31, 2022
CDI	57,400	(35,484)	$21,916
Client Relationships	10,800	(6,136)	4,664
Other	1,700	(1,156)	544
Total other intangible assets	$69,900	$(42,776)	$27,124

Note 5 - Shareholders' Equity and Other Comprehensive Income (Loss)
Repurchases of Common Stock
Synovus announced on January 18, 2023 that its Board of Directors authorized share repurchases of up to $300 million in 2023. During the three and six months ended June 30, 2023, Synovus did not complete any share repurchases of its common stock.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2023 and 2022.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on investment securities available for sale(1)	Net unrealized gains (losses) on cash flow hedges(1)	Total
Balance at March 31, 2023	$(1,105,221)	$(184,106)	$(1,289,327)
Other comprehensive income (loss) before reclassifications	(82,866)	(55,325)	(138,191)
Amounts reclassified from AOCI	—	32,343	32,343
Net current period other comprehensive income (loss)	(82,866)	(22,982)	(105,848)
Balance at June 30, 2023	$(1,188,087)	$(207,088)	$(1,395,175)

Balance at March 31, 2022	$(542,439)	$(119,626)	$(662,065)
Other comprehensive income (loss) before reclassifications	(327,080)	(36,815)	(363,895)
Amounts reclassified from AOCI	—	(745)	(745)
Net current period other comprehensive income (loss)	(327,080)	(37,560)	(364,640)
Balance at June 30, 2022	$(869,519)	$(157,186)	$(1,026,705)

Balance, December 31, 2022	$(1,220,263)	$(221,854)	$(1,442,117)
Other comprehensive income (loss) before reclassifications	32,955	(47,759)	(14,804)
Amounts reclassified from AOCI	(779)	62,525	61,746
Net current period other comprehensive income (loss)	32,176	14,766	46,942
Balance at June 30, 2023	$(1,188,087)	$(207,088)	$(1,395,175)

Balance, December 31, 2021	$(67,980)	$(14,341)	$(82,321)
Other comprehensive income (loss) before reclassifications	(801,539)	(140,432)	(941,971)
Amounts reclassified from AOCI	—	(2,413)	(2,413)
Net current period other comprehensive income (loss)	(801,539)	(142,845)	(944,384)
Balance at June 30, 2022	$(869,519)	$(157,186)	$(1,026,705)

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis.

	June 30, 2023				December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Trading securities:
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	$—	$2,875	$—	$2,875	$—	$2,991	$—	$2,991
Other mortgage-backed securities	—	2,685	—	2,685	—	3,185	—	3,185
State and municipal securities	—	—	—	—	—	48	—	48
Asset-backed securities	—	15,907	—	15,907	—	2,071	—	2,071
Total trading securities	$—	$21,467	$—	$21,467	$—	$8,295	$—	$8,295
Investment securities available for sale:
U.S. Treasury securities	$473,890	$—	$—	$473,890	$471,813	$—	$—	$471,813
U.S. Government agency securities	—	48,603	—	48,603	—	48,798	—	48,798
Mortgage-backed securities issued by U.S. Government agencies	—	817,350	—	817,350	—	792,749	—	792,749
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	6,777,393	—	6,777,393	—	6,895,070	—	6,895,070
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	615,951	—	615,951	—	655,127	—	655,127
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	879,350	—	879,350	—	805,945	—	805,945
Corporate debt securities and other debt securities	—	8,638	—	8,638	—	8,601	—	8,601
Total investment securities available for sale	$473,890	$9,147,285	$—	$9,621,175	$471,813	$9,206,290	$—	$9,678,103
Mortgage loans held for sale	$—	$62,616	$—	$62,616	$—	$51,136	$—	$51,136
Other investments	—	—	11,770	11,770	—	—	11,172	11,172
Mutual funds and mutual funds held in rabbi trusts	51,147	—	—	51,147	42,659	—	—	42,659
SBA loans servicing asset	—	—	2,234	2,234	—	—	2,354	2,354
Derivative assets	—	119,659	—	119,659	—	89,815	—	89,815
Liabilities
Securities sold short	$1,461	$—	$—	$1,461	$3,370	$—	$—	$3,370
Mutual funds held in rabbi trusts	36,380	—	—	36,380	27,944	—	—	27,944
Derivative liabilities	—	365,390	3,937	369,327	—	339,227	3,453	342,680

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

Mortgage Loans Held for Sale
(in thousands)	As of June 30, 2023	As of December 31, 2022
Fair value	$62,616	$51,136
Unpaid principal balance	61,536	50,264
Fair value less aggregate unpaid principal balance	$1,080	$872

Changes in Fair Value Included in Net Income	Three Months Ended June 30,		Six Months Ended June 30,		Location in Consolidated Statements of Income
(in thousands)	2023	2022	2023	2022
Mortgage loans held for sale	$(95)	$805	$208	$(1,545)	Mortgage banking income

Activity for Level 3 Assets and Liabilities
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Fair Value Accounting" of Synovus' 2022 Form 10-K for a description of the valuation techniques and significant inputs for Level 3 assets and liabilities that are measured at fair value on a recurring and non-recurring basis. During the three and six months ended June 30, 2023 and 2022, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. The following tables provide rollforwards of Level 3 assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended June 30, 2023
(in thousands)	Other Investments	SBA Loans Servicing Asset	Visa Derivative
Beginning balance	$11,655	$2,412	$(1,111)
Total gains (losses) realized/unrealized:
Included in earnings	(43)	(303)	(3,027)
Additions	158	125	—
Settlements	—	—	201
Ending balance	$11,770	$2,234	$(3,937)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at June 30, 2023	$(43)	$(303)	$(3,027)

	Three Months Ended June 30, 2022
(in thousands)	Other Investments	SBA Loans Servicing Asset	Visa Derivative
Beginning balance	$12,093	$3,451	$(1,776)
Total gains (losses) realized/unrealized:
Included in earnings	(7,037)	(510)	(3,500)
Additions	6,027	—	—
Settlements	—	214	283
Ending balance	$11,083	$3,155	$(4,993)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at June 30, 2022	$(7,037)	$(510)	$(3,500)

	Six Months Ended June 30, 2023
(in thousands)	Other Investments	SBA Loans Servicing Asset	Visa Derivative
Beginning balance	$11,172	$2,354	$(3,453)
Total gains (losses) realized/unrealized:
Included in earnings	(71)	(515)	(3,027)
Additions	669	395	—
Settlements	—	—	2,543
Ending balance	$11,770	$2,234	$(3,937)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at June 30, 2023	$(71)	$(515)	$(3,027)

	Six Months Ended June 30, 2022
(in thousands)	Other Investments	SBA Loans Servicing Asset	Visa Derivative
Beginning balance	$12,185	$3,233	$(3,535)
Total gains (losses) realized/unrealized:
Included in earnings	(7,129)	(772)	(3,500)
Additions	6,027	—	—
Settlements	—	694	2,042
Ending balance	$11,083	$3,155	$(4,993)
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at June 30, 2022	$(7,129)	$(772)	$(3,500)

The following table presents assets measured at fair value on a non-recurring basis, as of the dates indicated, for which there was a fair value adjustment.

	June 30, 2023			Fair Value Adjustments for the		Location in Consolidated Statements of Income
(in thousands)	Level 1	Level 2	Level 3	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Loans(1)	$—	$—	$30,123	$6,413	$6,462	Provision for credit losses
Other loans held for sale	—	—	346,897	2,360	19,110	Loss on other loans held for sale

	June 30, 2022			Fair Value Adjustments for the		Location in Consolidated Statements of Income
	Level 1	Level 2	Level 3	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Loans(1)	$—	$—	$24,360	$8,900	$9,239	Provision for credit losses
Other assets held for sale	—	—	2,725	—	492	Other operating expense

(1)    Collateral-dependent loans that were written down to fair value of collateral.

Fair Value of Financial Instruments
The following tables present the carrying and estimated fair values of financial instruments at June 30, 2023 and December 31, 2022. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2022 Form 10-K for a description of how fair value measurements are determined.

	June 30, 2023
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$2,054,151	$2,054,151	$2,054,151	$—	$—
Trading securities	21,467	21,467	—	21,467	—
Investment securities available for sale	9,621,175	9,621,175	473,890	9,147,285	—
Loans held for sale	514,450	514,450	—	62,616	451,834
Other investments	11,770	11,770	—	—	11,770
Mutual funds and mutual funds held in rabbi trusts	51,147	51,147	51,147	—	—
Loans, net	43,882,299	41,977,636	—	—	41,977,636
SBA loans servicing asset	2,234	2,234	—	—	2,234
FRB and FHLB stock	273,951	273,951	—	273,951
Derivative assets	119,659	119,659	—	119,659	—
Financial liabilities
Non-interest-bearing deposits	$13,565,602	$13,565,602	$—	$13,565,602	$—
Non-time interest-bearing deposits	26,929,264	26,929,264	—	26,929,264	—
Time deposits	9,585,526	9,596,056	—	9,596,056	—
Total deposits(1)	$50,080,392	$50,090,922	$—	$50,090,922	$—
Federal funds purchased and securities sold under repurchase agreements	83,384	83,384	83,384	—	—
Securities sold short	1,461	1,461	1,461	—	—
Long-term debt	4,021,411	3,949,290	—	3,949,290	—
Mutual funds held in rabbi trusts	36,380	36,380	36,380	—	—
Derivative liabilities	369,327	369,327	—	365,390	3,937

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
Synovus recorded no unrealized gains (losses) during the three and six months ended June 30, 2023 and 2022 related to terminated cash flow hedges. Synovus recognized a pre-tax loss of $6.1 million and $11.5 million during the three and six months ended June 30, 2023, respectively, and pre-tax income of $1.0 million and $3.2 million for the three and six months ended June 30, 2022, respectively, related to the amortization of terminated cash flow hedges. Amounts related to the amortization of terminated cash flow hedges are being recognized into earnings in conjunction with the effective terms of the original swaps through the third quarter of 2026.
As of June 30, 2023, Synovus expects to reclassify into earnings approximately $161 million in pre-tax loss due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is approximately $23 million in pre-tax loss related to the amortization of terminated cash flow hedges. As of June 30, 2023, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the fourth quarter of 2027.
Fair value hedging relationships mitigate exposure to the change in fair value of an asset or liability. Synovus has entered into receive-fixed, pay-variable interest rate swap contracts to hedge the change in the fair value due to fluctuations in market interest rates for outstanding fixed-rate long-term debt and fixed-rate term interest-bearing deposits. The changes in fair value of the fair value hedges are recorded through earnings with an offset against changes in the fair value of the hedged item within interest expense in the consolidated statements of income. All components of each derivative instrument’s gain/(loss) are included in the assessment of hedge effectiveness.
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
Collateral Requirements
Certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of June 30, 2023 and December 31, 2022, Synovus had recorded the right to reclaim cash collateral of $87.5 million and $66.8 million, respectively. As of June 30, 2023 and December 31, 2022, Synovus had recorded the obligation to return cash collateral of $5.7 million and $7.7 million, respectively.
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

	June 30, 2023			December 31, 2022
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in cash flow hedging relationships:
Interest rate contracts (1)	$8,900,000	$—	$20,469	$5,250,000	$—	$8,286
Total cash flow hedges		$—	$20,469		$—	$8,286

Derivatives in fair value hedging relationships:
Interest rate contracts	$3,510,611	$—	$24,047	$2,230,232	$—	$8,093
Total fair value hedges		$—	$24,047		$—	$8,093
Total derivatives designated as hedging instruments		$—	$44,516		$—	$16,379

Derivatives not designated as hedging instruments:
Interest rate contracts (2)	$16,877,530	$118,256	$320,872	$10,276,754	$89,310	$322,329
Mortgage derivatives - interest rate lock commitments	68,311	912	—	50,218	350	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	96,000	405	—	76,500	155	—
Risk participation agreements	735,282	—	2	635,891	—	3
Foreign exchange contracts	32,522	86	—	20,439	—	516
Visa derivative	—	—	3,937	—	—	3,453
Total derivatives not designated as hedging instruments		$119,659	$324,811		$89,815	$326,301

(1)     Notionals as of June 30, 2023 include $3.40 billion of derivatives with maturities less than three months related to the transition from LIBOR to SOFR.
(2)     Notionals as of June 30, 2023 include $5.47 billion of derivatives with maturities less than three months related to the transition from LIBOR to SOFR.

The following table presents the effect of hedging derivative instruments in the consolidated statements of income and the total amounts for the respective line item affected for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$670,230	$241,780	$55,915

Gain/(loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(42,748)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(42,748)	$—	$—

Gain/(loss) on fair value hedging relationships:
Amounts related to interest settlements and amortization on derivatives	$—	$(5,782)	$(4,510)
Recognized on derivatives	—	(20,466)	(20,823)
Recognized on hedged items	—	20,466	20,823
Pre-tax income (loss) recognized on fair value hedges	$—	$(5,782)	$(4,510)

	Three Months Ended June 30, 2022
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$391,307	$18,501	$8,769

Gain/(loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$978	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$978	$—	$—

Gain/(loss) on fair value hedging relationships:
Recognized on derivatives	$—	(2,818)	$(1,455)
Recognized on hedged items	—	2,818	1,455
Pre-tax income (loss) recognized on fair value hedges	$—	—	$—

	Six Months Ended June 30, 2023
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$1,299,787	$415,715	$98,444

Gain/(loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(82,640)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(82,640)	$—	$—

Gain/(loss) on fair value hedging relationships:
Amounts related to interest settlements and amortization on derivatives	$—	$(9,153)	$(7,231)
Recognized on derivatives	—	(8,296)	(5,427)
Recognized on hedged items	—	8,296	5,427
Pre-tax income (loss) recognized on fair value hedges	$—	$(9,153)	$(7,231)

	Six Months Ended June 30, 2022
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$752,399	$32,160	$18,913

Gain/(loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$3,167	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$3,167	$—	$—

Gain/(loss) on fair value hedging relationships:
Recognized on derivatives	$—	$(2,818)	$(1,455)
Recognized on hedged items	—	2,818	1,455
Pre-tax income (loss) recognized on fair value hedges	$—	$—	$—

(1)     See "Part I - Item 1. Financial Statements and Supplementary Data - Note 5 - Shareholders' Equity and Other Comprehensive Income (Loss)" for gain (loss) recognized on cash flow hedging relationships in AOCI.
The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of the hedged assets/(liabilities) in fair value hedging relationships.

	June 30, 2023		December 31, 2022
	Hedged Items Currently Designated		Hedged Items Currently Designated
(in thousands)	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
Interest-bearing deposits	$(2,460,611)	$8,296	$(1,680,000)	$24,227
Long-term debt	(1,042,450)	5,427	(545,787)	19,348

The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments in the consolidated statements of income for the three and six months ended June 30, 2023 and 2022 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Location in Consolidated Statements of Income	2023	2022	2023	2022
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$(690)	$736	$(672)	$1,409
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	(547)	394	562	(924)
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	578	(3,210)	250	355
Risk participation agreements	Capital markets income	(2)	10	1	35
Foreign exchange contracts	Capital markets income	73	320	602	385
Visa derivative	Other non-interest expense	(3,027)	(3,500)	(3,027)	(3,500)
Total derivatives not designated as hedging instruments		$(3,615)	$(5,250)	$(2,284)	$(2,240)

(1)    Gain (loss) represents net fair value adjustments (including credit related adjustments) for client swaps.
Note 8 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three and six months ended June 30, 2023 and 2022. Diluted net income per common share incorporates the potential impact of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Basic Net Income Per Common Share:
Net income available to common shareholders	$165,819	$169,761	$359,688	$332,507
Weighted average common shares outstanding	146,113	145,328	145,957	145,301
Net income per common share, basic	$1.13	$1.17	$2.46	$2.29
Diluted Net Income Per Common Share:
Net income available to common shareholders	$165,819	$169,761	$359,688	$332,507
Weighted average common shares outstanding	146,113	145,328	145,957	145,301
Effect of dilutive outstanding equity-based awards	437	987	687	1,188
Weighted average diluted common shares	146,550	146,315	146,644	146,489
Net income per common share, diluted	$1.13	$1.16	$2.45	$2.27

For the three months ended June 30, 2023 and 2022, there were 273 thousand and 21 thousand, respectively, potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding. For the six months ended June 30, 2023 and 2022, there were 273 thousand and 11 thousand, respectively, potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding. These potentially dilutive shares were not included in the computation of diluted net income per common share because the effect would be anti-dilutive.
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
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At June 30, 2023 and December 31, 2022, the ACL for unfunded commitments was $55.7 million and $57.5 million, respectively. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets.
Synovus also invests in tax credit partnerships, CRA partnerships, including SBIC programs, and other investments. The SBIC is a program initiated by the SBA in 1958 to assist in the funding of small business loans.

(in thousands)	June 30, 2023	December 31, 2022
Letters of credit(1)	$203,911	$220,622
Commitments to fund commercial and industrial loans	10,143,330	9,970,733
Commitments to fund commercial real estate, construction, and land development loans	3,100,361	3,629,531
Commitments under home equity lines of credit	2,163,660	2,156,641
Unused credit card lines	463,440	461,443
Other loan commitments	698,093	742,976
Total letters of credit and unfunded lending commitments	$16,772,795	$17,181,946

Tax credits, CRA partnerships, and other investments with a future funding commitment:
Carrying amount included in other assets	$525,072	$488,944
Amount of future funding commitments	300,722	283,212
Permanent and short-term construction loans and letter of credit commitments(2)	208,699	177,998
Funded portion of permanent and short-term loans and letters of credit(3)	195,748	234,166

(1)    Represent the contractual amount net of risk participations purchased of approximately $23.4 million and $25.7 million at June 30, 2023 and December 31, 2022, respectively.
(2)    Represent the contractual amount net of risk participations of $10.0 million and $4.7 million at June 30, 2023 and December 31, 2022, respectively.
(3)    Represent the contractual amount net of risk participations of $2.9 million and $6.9 million at June 30, 2023 and December 31, 2022, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus provides merchant processing services for clients with a contractual arrangement under which certain sales and processing support are provided through an outside merchant services provider with Synovus owning the merchant contract relationship. In addition, Synovus sponsors various third-party MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if a sponsored MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the three and six months ended June 30, 2023, Synovus and the sponsored entities processed and settled $29.39 billion and $59.50 billion of transactions, respectively. For the three and six months ended June 30, 2022, Synovus and the sponsored entities processed and settled $31.00 billion and $59.60 billion of transactions, respectively.
Synovus previously covered chargebacks for Qualpay when their cash reserve account was unavailable to support them. The remaining amount, net of reserves, included in other assets and classified in NPAs, was $15.3 million as of December 31, 2022. During the first quarter of 2023, Synovus received regulatory approval for the previously announced proposed strategic investment in Qualpay. Upon regulatory approval, Synovus wrote up the balance to the contractual amount due of $31.1 million by reversing a prior impairment charge of $2.7 million through non-interest expense and recognizing a recovery of $13.1 million in non-interest revenue. On June 1, 2023, the Qualpay acquisition closed, and the contractual amount due was settled. See Note 1 - Basis of Presentation and Accounting Policies for additional discussion on the Qualpay acquisition.

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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of June 30, 2023 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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
Note 10 - Segment Reporting
Synovus' business segments are based on the products and services provided or the clients served and reflect the manner in which financial information is evaluated by the chief operating decision maker. During the second quarter of 2023, Synovus updated its internal management reporting structure to transfer Capital Markets activities and related personnel from the Financial Management Services segment to the Wholesale Banking segment. Accordingly, its operating segment reporting structure was also updated. Synovus has four major reportable business segments: Wholesale Banking, Community Banking, Consumer Banking, and Financial Management Services, with functional activities such as treasury, technology, operations, marketing, finance, enterprise risk, legal, human resources, corporate communications, executive management, among others, included in Treasury and Corporate Other.
Business segment results are determined based upon Synovus' management reporting system, which assigns balance sheet and income statement items to each of the business segments. Certain assets, liabilities, revenue, and expense not allocated or attributable to a particular business segment are included in Treasury and Corporate Other. Synovus's third-party consumer loans and loans held for sale, PPP loans, as well as CIB are included in Treasury and Corporate Other. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions.
The Wholesale Banking business segment serves primarily larger corporate and governmental clients by providing commercial lending, capital markets, deposit, and capital markets services through specialty teams including middle market,

CRE, senior housing, national accounts, premium finance, structured lending, healthcare, asset-based lending, public finance, restaurant services, community investment capital, and capital markets.
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
The Financial Management Services business segment serves its clients by providing mortgage, trust services, professional portfolio management for fixed-income securities, securities underwriting and distribution, the execution of securities transactions as a broker/dealer, asset management, financial planning, and family office services, as well as the provision of individual investment advice on equity and other securities.
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
The following tables present certain financial information for each reportable business segment for the three and six months ended June 30, 2023 and 2022. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised. Loan and deposit transfers occur from time to time between reportable business segments primarily to maintain the migration of clients and relationship managers between segments. Prior periods have been adjusted accordingly.

	Three Months Ended June 30, 2023
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$194,334	$110,242	$158,113	$17,134	$(24,292)	$455,531
Non-interest revenue	13,752	12,584	20,983	49,085	15,872	112,276
Non-interest expense	33,141	33,833	49,103	42,607	148,497	307,181
Pre-provision net revenue (PPNR)	$174,945	$88,993	$129,993	$23,612	$(156,917)	$260,626

	Three Months Ended June 30, 2022
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$169,736	$100,892	$103,727	$17,655	$33,378	$425,388
Non-interest revenue	9,285	12,468	22,095	45,195	8,223	97,266
Non-interest expense	27,062	32,822	47,795	44,297	130,075	282,051
Pre-provision net revenue (PPNR)	$151,959	$80,538	$78,027	$18,553	$(88,474)	$240,603

	Six Months Ended June 30, 2023
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$393,434	$221,647	$312,744	$33,681	$(25,223)	$936,283
Non-interest revenue	29,652	38,124	41,711	102,291	33,624	245,402
Non-interest expense	66,989	67,215	96,737	86,653	311,440	629,034
Pre-provision net revenue (PPNR)	$356,097	$192,556	$257,718	$49,319	$(303,039)	$552,651

	Six Months Ended June 30, 2022
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$325,984	$197,019	$201,132	$35,818	$57,682	$817,635
Non-interest revenue	17,683	26,051	43,739	90,359	24,768	202,600
Non-interest expense	53,742	63,090	92,662	88,404	256,603	554,501
Pre-provision net revenue (PPNR)	$289,925	$159,980	$152,209	$37,773	$(174,153)	$465,734

	June 30, 2023
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$26,923,516	$8,061,533	$2,845,695	$5,330,753	$1,192,040	$44,353,537
Total deposits	$13,094,855	$10,204,029	$18,496,141	$206,107	$8,079,260	$50,080,392
Total full-time equivalent employees	342	599	1,540	752	1,864	5,097

	December 31, 2022
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$25,865,667	$8,138,606	$2,933,504	$5,157,014	$1,621,562	$43,716,353
Total deposits	$12,942,732	$10,798,409	$18,561,521	$102,496	$6,466,401	$48,871,559
Total full-time equivalent employees	337	598	1,529	768	1,795	5,027

Note 11 - Subsequent Events
Pending sale of medical office loans
On July 19, 2023, Synovus signed a purchase and sale agreement to sell approximately $1.3 billion of medical office loans; accordingly, a charge-off of the existing ACL of approximately $23 million has been recorded, and the loans have been reclassified to other loans held-for-sale subsequent to the end of the second quarter of 2023. The transaction is expected to result in an after-tax net loss of approximately $25 million that represents the difference between the amortized cost and the estimated value of the loan proceeds.
Voluntary Early Retirement Program
In July 2023, Synovus incurred approximately $19 million in one-time termination benefits, recorded as restructuring charges, associated with a voluntary early retirement program offered to certain qualified employees.
Execution of third-party consumer loans sale
On July 25, 2023, Synovus sold approximately $316 million of third-party consumer loans held for sale, with the remaining $22 million of the portfolio expected to settle in the third quarter of 2023. Synovus previously recognized a $19.1 million year-to-date loss as of June 30, 2023.

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
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	competition in the financial services industry, including competition from nontraditional banking institutions such as Fintechs;

(2)	our ability to realize the expected benefits from our strategic initiatives or other operational and execution goals in the time period expected, which could negatively affect our future profitability;

(3)	an economic downturn and contraction, including a recession, and the resulting effects on our capital, financial condition, credit quality, results of operations and future growth, including that the strength of the current economic environment could be further weakened by prolonged periods of inflation and rising interest rates;

(4)	changes in the cost and availability of funding due to changes in the deposit market and credit market;

(5)	restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(6)	potential impacts of the recent adverse developments in the banking industry highlighted by high-profile bank failures, including impacts on client confidence, deposit outflows, liquidity, and the regulatory response thereto;

(7)	our ability to attract and retain employees and the impact of senior leadership transitions that are key to our strategic initiatives;

(8)	our strategic implementation of new lines of business, new products and services, and new technologies and the expansion of our existing business opportunities with a renewed focus on innovation;

(9)	prolonged periods of high inflation and their effects on our business, profitability, and our stock price;

(10)	changes in the interest rate environment, including changes to the federal funds rate, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

(11)	the impact of recent, proposed, and potential changes in governmental policy, laws and regulations, potential, proposed, and recently enacted changes in monetary policy and in the regulation and taxation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations, including rising inflationary pressures and interest rate increases;

(12)	we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services industry;

(13)	our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;

(14)	our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service or financial difficulties with a third-party vendor or business relationship;

(15)	our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;

(16)	our asset quality may deteriorate or that our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(17)	the ability of our operational framework to identify and manage risks associated with our business, such as credit risk, compliance risk, reputational risk, and operational risk, including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers;

(18)	we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;

(19)	if economic conditions worsen further or regulatory capital rules are modified, we may be required to undertake initiatives to improve or conserve our capital position;

(20)	our ability to identify and address cyber-security risks (including those impacting our vendors and other third parties) such as data security breaches, malware, "denial of service" attacks, "hacking", and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption, or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;

(21)	the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;

(22)	our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;

(23)	our ESG strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, employee, client, and third-party relationships;

(24)	the risks related to the transition from LIBOR to any alternate reference rate we may use;

(25)	we could realize losses if we sell assets and the proceeds we receive are lower than the carrying value of such assets and such losses could negatively impact market perceptions of us and could lead to deposit withdrawals;

(26)	our ability to obtain regulatory approval to take certain actions, including any dividends on our common stock or preferred stock, any repurchases of common stock, or any other issuance or redemption of any other regulatory capital instruments, as well as any applications in respect to strategic initiatives;

(27)	we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;

(28)	our concentrated operations in the Southeastern U.S. make us vulnerable to local economic conditions, local weather catastrophes, public health issues, and other external events;

(29)	the costs and effects of litigation, investigations, or similar matters, or adverse facts and developments related thereto;

(30)	the fluctuation in our stock price and general volatility in the stock market;

(31)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(32)	other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part II - Item 1A. Risk Factors" of this Report.
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
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 246 branches in Alabama, Florida, Georgia, South Carolina, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three and six months ended June 30, 2023 and financial condition as of June 30, 2023 and December 31, 2022. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus' 2022 Form 10-K.
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
A reading of each section is important to fully understand our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands, except per share data)	2023	2022	Change	2023	2022	Change
Net interest income	$455,531	$425,388	7%	$936,283	$817,635	15%
Provision for (reversal of) credit losses	38,881	12,688	206	71,035	24,088	195
Non-interest revenue	112,276	97,266	15	245,402	202,600	21
Total revenue	567,807	522,654	9	1,181,685	1,020,235	16
Non-interest expense	307,181	282,051	9	629,034	554,501	13
Income before income taxes	221,745	227,915	(3)	481,616	441,646	9
Net income attributable to Synovus Financial Corp.	174,110	178,052	(2)	376,269	349,088	8
Net income available to common shareholders	165,819	169,761	(2)	359,688	332,507	8
Net income per common share, basic	1.13	1.17	(3)	2.46	2.29	7
Net income per common share, diluted	1.13	1.16	(3)	2.45	2.27	8
Net interest margin(1)	3.20%	3.22%	(2) bps	3.32%	3.11%	21	bps
Net charge-off ratio(1)	0.24	0.16	8	0.20	0.18	2
Return on average assets(1)	1.15	1.26	(11)	1.26	1.24	2
Efficiency ratio-TE	53.99	53.87	12	53.13	54.25	(112)
(1)    Annualized

	June 30, 2023	March 31, 2023	Sequential Quarter Change		June 30, 2022	Year-Over-Year Change
(dollars in thousands)
Loans, net of deferred fees and costs	$44,353,537	$44,044,939	$308,598		$41,204,780	$3,148,757
Total average loans	44,099,115	43,793,441	305,674		40,590,875	3,508,240
Total deposits	50,080,392	49,953,936	126,456		49,034,700	1,045,692
Core deposits (excludes brokered deposits)	43,550,624	43,705,682	(155,058)		45,411,583	(1,860,959)
Total average deposits	49,719,079	49,025,870	693,209		49,015,994	703,085
Non-performing assets ratio	0.59%	0.41%	18	bps	0.33%	26	bps
Non-performing loans ratio	0.59	0.41	18		0.26	33
Past due loans over 90 days	0.01	0.01	—		0.01	—
CET1 capital	$5,133,546	$5,056,613	$76,933		$4,612,070	$521,476
Tier 1 capital	5,670,691	5,593,758	76,933		5,149,215	521,476
Total risk-based capital	6,664,033	6,579,216	84,817		6,059,074	604,959
CET1 capital ratio	9.86%	9.77%	9	bps	9.46%	40	bps
Tier 1 capital ratio	10.89	10.81	8		10.56	33
Total risk-based capital ratio	12.80	12.72	8		12.43	37
Total Synovus Financial Corp. shareholders’ equity to total assets ratio	7.88	7.71	17		7.99	(11)
Return on average common equity(1)	15.5	19.2	(370)		16.5	(100)

(1)    Quarter annualized
Economic Environment and Recent Events
In an effort to achieve its inflation objectives, the Federal Reserve has aggressively tightened monetary policy by significantly raising market interest rates throughout 2022 and 2023, with estimates calling for a FOMC policy rate in the range of 5.25% to 6.00% by the end of 2023. The extent of interest rate increases and the period of time that these higher rates will remain in effect continues to depend on the level of inflation and strength of the labor market.
Outside of inflation, economic uncertainty and market disruptions remain, including geopolitical tensions from Russia’s prolonged war in Ukraine, the strained relationship between the U.S. and China, and to a lesser extent, the lingering impact of the COVID-19 pandemic on global supply chains, tourism, business travel, immigration, and labor participation. Multiple mixed signals make parsing the way ahead difficult as evidenced by the volatility in capital markets and the wide range regarding economic outlook.
U.S. fiscal policy has been expansionary in recent years, leaving a significant federal deficit. The Inflation Reduction Act (IRA), signed into law in August 2022, raises federal revenue by imposing an alternative corporate minimum tax if certain thresholds are met and a non-deductible excise tax on corporate share repurchases. The IRA does not have a significant immediate impact on Synovus.
The bank failures in March and May of 2023 and the subsequent response by both the banking industry and the Federal Reserve served to mitigate the risks of the failures becoming more systemic. However, the residual impacts on the broader economic environment remain uncertain and have generally presented a more challenging outlook for the banking industry. The impact of reactions to the bank failures include a proposed FDIC special assessment, increased regulatory scrutiny, continued pressure on deposits and liquidity, and a generally less sanguine outlook regarding bank profitability going forward.
Despite the headwinds discussed above and our position in strong Southeastern U.S. growth markets, Synovus believes it is well-positioned to execute on our revised 2023 outlook outlined below by capitalizing on our intentional approach to expand our business, diversify our client base, and stay competitive, all while increasing our investments in innovative solutions to further enhance the client experience and sources of revenue and striking a balance between growth and risk management.
Executive Summary
Net income available to common shareholders for the second quarter of 2023 was $165.8 million, or $1.13 per diluted common share, compared to $169.8 million, or $1.16 per diluted common share, for the second quarter of 2022. Net income available to common shareholders for the six months ended June 30, 2023 was $359.7 million, or $2.45 per diluted common share, compared to $332.5 million, or $2.27 per diluted common share, for the six months June 30, 2022. The year-over-year changes were largely impacted by higher net interest income from increased interest rates and strong loan growth and higher non-interest expense primarily resulting from investments in our workforce and new business initiatives. Provision for credit losses was also higher compared to the same periods in 2022, driven by changes in forecasted economic factors within the ACL model and increased net charge-offs.
Net interest income for the six months ended June 30, 2023 was $936.3 million, up $118.6 million, or 15%, compared to the same period in 2022. Net interest margin was up 21 bps over the comparable six-month period to 3.32%, due primarily to the benefits of our asset sensitive balance sheet and substantial average loan growth partially offset by continued increases in funding costs. Net interest margin for the second quarter was 3.20%, down 23 bps sequentially, as the asset side of our balance sheet continued to benefit from higher balances and rates, but higher deposit pricing combined with remixing within our non-interest-bearing deposits resulted in margin compression.
Non-interest revenue for the second quarter of 2023 was $112.3 million, up $15.0 million, or 15%, and year-to-date was $245.4 million, up $42.8 million, or 21%, compared to the same periods in 2022. The primary drivers of the increase in the quarter-to-date comparative periods included higher brokerage revenue and a $7.0 million write-down on a minority fintech investment that impacted earnings on equity method investments in the second quarter of 2022. The primary drivers of the year-to-date increase included higher brokerage revenue, a $13.1 million recovery of a non-performing asset related to Qualpay, higher capital markets income, and the aforementioned $7.0 million write-down on a minority fintech investment. See Note 1 - Basis of Presentation and Accounting Policies and Note 9 - Commitments and Contingencies for further discussion on Qualpay.
Non-interest expense for the second quarter of 2023 was $307.2 million, up $25.1 million, or 9%, and year-to-date was $629.0 million, up $74.5 million, or 13%, compared to the same periods in 2022. The increases were primarily due to investments in and expansion of our workforce and new businesses initiatives, as well as the industry-wide increase in FDIC expense. Year-to-date non-interest expense has also been negatively impacted by a $19.1 million loss associated with third-party consumer loans moved to held for sale, while the comparative period benefited from an $8.3 million reversal of restructuring charges.
At June 30, 2023, loans, net of deferred fees and costs, of $44.35 billion, increased $637.2 million, from December 31, 2022. Growth in C&I loans has been diversified but tempered by slowing utilization and a strategic decline in syndicated loan-only relationships while CRE loan growth was a function of draws related to existing commitments and low levels of pay-offs. The decline in consumer loans was impacted by a $427.9 million move of third-party consumer loans to held for sale.
At June 30, 2023, credit metrics included NPAs and NPLs both at 59 bps and total past dues at 19 bps, as a percentage of total loans. Net charge-offs were $26.4 million, or 24 bps annualized, and $44.9 million, or 20 bps annualized, respectively, for the three and six months ended June 30, 2023. The ACL at June 30, 2023 totaled $527.0 million, an increase of $26.1 million from December 31, 2022, and resulted primarily from deterioration in economic factors and increased specific reserves. The ACL to loans coverage ratio at June 30, 2023 of 1.19% increased 4 bps compared to December 31, 2022.

Total period-end deposits at June 30, 2023 increased $1.21 billion, or 2%, compared to December 31, 2022 and resulted from increased time deposits partially offset by a decline in money market accounts as consumers shifted between these two account types. Brokered deposits also increased as a result of continued proactive management of our balance sheet position. The decrease in non-interest bearing demand deposits was primarily impacted by seasonal cash deployment of excess funds and continued pressures from the rate environment. Average deposit costs of 1.95% for the second quarter of 2023 increased 180 bps from the prior year comparable period primarily due to the impact of the FOMC's rate hikes of 350 bps from June 30, 2022 to June 30, 2023. Deposit costs were impacted by anticipated pricing lags on core interest-bearing deposits as well as the decline in non-interest-bearing demand deposits.
At June 30, 2023, Synovus' CET1 ratio of 9.86% improved 23 bps compared to December 31, 2022, as our organic earnings profile continues to support capital accretion, which along with a somewhat slower pace of loan growth, was more than sufficient to offset marginal headwinds from the Qualpay acquisition. See Note 1 - Basis of Presentation and Accounting Policies for additional discussion on Qualpay.
More detail on Synovus' financial results for the three and six months ended June 30, 2023 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. See also "Part 1 – Item 1A. – Risk Factors" of Synovus' 2022 Form 10-K.
2023 Updated Guidance
Updated guidance(1) for the full year 2023, compared to 2022, includes changes in the operating environment that have impacted the banking industry over the past few months:
•Loan growth(2) of 0% to 2%
•Core deposit(3) growth of 1% to 4%
•Adjusted revenue(2)(4)(5) growth of 0% to 3%
•Adjusted non-interest expense(4)(5) growth of 4% to 6%
•Ending CET1 ratio of greater than 10% at year-end 2023
•Effective income tax rate of approximately 22%
(1) Includes the impact of the Qualpay transaction. See Note 1 - Basis of Presentation and Accounting Policies for additional discussion on Qualpay. Outside of loan growth, the ranges provided do not reflect the impact of the proposed FDIC special assessment nor the impact of the planned medical office loan sale. See Note 11 - Subsequent Events for additional information.
(2) Not adjusting for PPP loans or revenue given relatively immaterial impact to 2022 and 2023 forecasted results; assumes no incremental material loan sales outside of the planned third-party consumer sale.
(3) Excludes brokered deposits.
(4) See "Table 14 - Reconciliation of Non-GAAP Financial Measures” for applicable reconciliation to the most comparable GAAP measure.
(5) Guidance based on the 2022 baseline: adjusted revenue baseline of $2.21 billion and adjusted non-interest expense of $1.16 billion.

Changes in Financial Condition
During the six months ended June 30, 2023, total assets increased $924.2 million to $60.66 billion. Total loans increased $637.2 million, with commercial loan growth more than offsetting the $427.9 million move of third-party consumer loans to held for sale. Deposits increased $1.21 billion and resulted from increased time deposits partially offset by a decline in money market accounts as consumers shifted between these two account types. Brokered deposits also increased as a result of continued proactive management of our balance sheet position. The loan to deposit ratio was 88.6% at June 30, 2023 as compared to 89.5% at December 31, 2022. Other short-term borrowings decreased $601.9 million primarily as a result of maturities of short-term FHLB Advances.
Total Synovus Financial Corp. shareholders' equity at June 30, 2023 increased $306.7 million compared to December 31, 2022, driven by growth in retained earnings, which included net income attributable to Synovus Financial Corp. of $376.3 million partially offset by common and preferred stock dividends of $111.0 million and $16.6 million, respectively. The increase was also driven by a decrease in after-tax net unrealized losses on investment securities available for sale and cash flow hedges of $32.2 million and $14.8 million, respectively.
Loans
The following table compares the composition of the loan portfolio at June 30, 2023, December 31, 2022, and June 30, 2022.

Table 2 - Loans by Portfolio Class
					June 30, 2023 vs. December 31, 2022 Change				June 30, 2023 vs. June 30, 2022 Change
(dollars in thousands)	June 30, 2023		December 31, 2022				June 30, 2022
Commercial, financial and agricultural	$14,166,890	31.9%	$13,874,416	31.8%	$292,474	2%	$13,018,089	31.6%	$1,148,801	9%
Owner-occupied	8,364,342	18.9	8,192,240	18.7	172,102	2	7,760,236	18.8	604,106	8
Total commercial and industrial	22,531,232	50.8	22,066,656	50.5	464,576	2	20,778,325	50.4	1,752,907	8
Investment properties	12,270,266	27.7	11,644,047	26.6	626,219	5	10,408,048	25.3	1,862,218	18
1-4 family properties	615,726	1.4	616,933	1.4	(1,207)	—	641,855	1.6	(26,129)	(4)
Land and development	407,906	0.9	389,333	0.9	18,573	5	453,514	1.0	(45,608)	(10)
Total commercial real estate	13,293,898	30.0	12,650,313	28.9	643,585	5	11,503,417	27.9	1,790,481	16
Consumer mortgages	5,379,284	12.1	5,214,443	11.9	164,841	3	5,124,523	12.4	254,761	5
Home equity	1,773,987	4.0	1,757,038	4.0	16,949	1	1,579,218	3.9	194,769	12
Credit cards	187,677	0.4	203,612	0.5	(15,935)	(8)	194,290	0.5	(6,613)	(3)
Other consumer loans	1,187,459	2.7	1,824,291	4.2	(636,832)	(35)	2,025,007	4.9	(837,548)	(41)
Total consumer	8,528,407	19.2	8,999,384	20.6	(470,977)	(5)	8,923,038	21.7	(394,631)	(4)
Loans, net of deferred fees and costs	$44,353,537	100.0%	$43,716,353	100.0%	$637,184	1%	$41,204,780	100.0%	$3,148,757	8%

At June 30, 2023, loans, net of deferred fees and costs of $44.35 billion, increased $637.2 million from December 31, 2022. Growth in C&I loans has been diversified but tempered by slowing utilization and a strategic decline in syndicated loan-only relationships while CRE loan growth was a function of draws related to existing commitments and low levels of pay-offs. The decline in consumer loans was impacted by a $427.9 million move of third-party consumer loans to held for sale.
C&I loans remain the largest component of our loan portfolio, representing 50.8% of total loans, while CRE and consumer loans represent 30.0% and 19.2%, respectively. Our portfolio composition is guided by our strategic growth plan, in conjunction with a comprehensive concentration management policy which sets limits for C&I, CRE, and consumer loan levels as well as sub-categories therein.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at June 30, 2023 were $35.83 billion, or 80.8% of the total loan portfolio, compared to $34.72 billion, or 79.4%, at December 31, 2022.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' loan portfolio and is primarily comprised of general middle market and commercial banking clients across a diverse set of industries as well as certain specialized lending verticals. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process, which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of June 30, 2023, 94.8% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral compared to 94.4% as of December 31, 2022. C&I loans at June 30, 2023 grew $464.6 million, or 2%, from December 31, 2022, and resulted from diverse growth across business lines and industries, led by the finance and insurance and healthcare and social assistance industries. C&I loan growth was also impacted by a reduction in same-line utilization as well as strategic decline from syndicated loan-only relationships.

Table 3 - Commercial and Industrial Loans by Industry
		June 30, 2023		December 31, 2022
(dollars in thousands)	NAICS Code	Amount	%(1)	Amount	%(1)
Health care and social assistance	62	$4,971,391	22.1%	$4,815,229	21.8%
Finance and insurance	52	3,936,002	17.5	3,726,279	16.9
Accommodation and food services	72	1,446,479	6.4	1,377,738	6.2
Manufacturing	31-33	1,404,656	6.2	1,465,395	6.6
Construction	23	1,174,654	5.2	1,112,135	5.0
Real estate and rental and leasing	5311	1,162,735	5.2	1,245,513	5.6
Wholesale trade	42	1,142,719	5.1	1,221,046	5.5
Retail trade	44-45	1,116,511	5.0	1,074,100	4.9
Professional, scientific, and technical services	54	936,573	4.2	944,939	4.3
Transportation and warehousing	48-49	926,071	4.1	892,479	4.0
Other services	81	910,461	4.0	929,777	4.2
Real estate other	53	779,812	3.5	788,457	3.6
Arts, entertainment, and recreation	71	542,290	2.4	476,534	2.2
Public administration	92	483,892	2.1	487,583	2.2
Other industries	(2)	443,222	1.8	353,492	1.7
Educational services	61	407,400	1.8	420,343	1.9
Administration, support, waste management, and remediation	56	289,433	1.3	253,459	1.2
Agriculture, forestry, fishing, and hunting	11	241,762	1.1	250,216	1.1
Information	51	215,169	1.0	231,942	1.1
Total commercial and industrial loans		$22,531,232	100.0%	$22,066,656	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
(2) Comprised of NAICS industries that are less than 2% of total C&I loans.
At June 30, 2023, $14.17 billion of C&I loans, or 31.9% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At June 30, 2023, $8.36 billion of C&I loans, or 18.9% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominantly secured by owner-occupied and other real estate and, to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist primarily of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Total CRE loans of $13.29 billion increased $643.6 million, or 5%, from December 31, 2022, particularly in the multi-family category, with growth arising from draws related to existing commitments and low levels of pay-off activity. CRE loan balances, specifically investment properties loans, will be impacted by the signing of a purchase and sale agreement in July 2023 to sell approximately $1.3 billion of medical office loans. See Note 11 - Subsequent Events for additional information.

Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings (medical and non-medical), shopping centers, warehouses and other commercial development properties. Total investment properties loans as of June 30, 2023 were $12.27 billion, or 92.3% of the CRE loan portfolio, and increased $626.2 million, or 5%, from December 31, 2022, primarily due to growth in most sub-categories.
The following table shows the principal categories of the investment properties loan portfolio at June 30, 2023 and December 31, 2022.

Table 4 - Investment Properties Loan Portfolio
	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Multi-Family	$3,597,497	29.3%	$3,134,571	26.9%
Hotels	1,771,381	14.4	1,708,194	14.7
Medical Office Buildings	1,527,195	12.4	1,561,957	13.4
Non-Medical Office Buildings	1,504,611	12.4	1,449,954	12.5
Shopping Centers	1,329,492	10.8	1,403,928	12.0
Warehouses	1,068,734	8.7	1,035,152	8.9
Other investment property	1,471,356	12.0	1,350,291	11.6
Total investment properties loans	$12,270,266	100.0%	$11,644,047	100.0%

(1)    Loan balance in each category expressed as a percentage of total investment properties loans.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At June 30, 2023, 1-4 family properties loans totaled $615.7 million, or 4.6% of the CRE loan portfolio, and decreased slightly from December 31, 2022.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $407.9 million at June 30, 2023 increased marginally from December 31, 2022.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, home equity and consumer credit card loans, as well as both secured and unsecured loans from third-party lending. As of June 30, 2023, weighted-average FICO scores within the residential real estate portfolio based on committed balances were 776 for consumer mortgages and 794 for home equity, consistent with year-end 2022 scores.
Consumer loans at June 30, 2023 of $8.53 billion decreased $471.0 million, or 5%, compared to December 31, 2022. Mortgage loans increased $164.8 million from December 31, 2022 largely due to seasonally higher production including our physician product. Other consumer loans decreased $636.8 million from December 31, 2022, primarily due to $427.9 million of third-party consumer loans that moved to held for sale in addition to strategic runoff of the third-party lending portfolio.
Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the composition of period-end deposits as of the dates indicated. See Table 11 - Quarter-to-Date Net Interest Income and Rate/Volume Analysis

and Table 12 - Year-to-Date Net Interest Income and Rate/Volume Analysis in this Report for information on average deposits including average rates.

Table 5 - Composition of Period-end Deposits
(dollars in thousands)	June 30, 2023	%(1)	December 31, 2022	%(1)	June 30, 2022	%(1)
Non-interest-bearing demand deposits(2)	$12,945,531	25.9%	$14,574,451	29.8%	$15,781,109	32.2%
Interest-bearing demand deposits(2)	6,255,319	12.5	5,762,302	11.8	6,327,060	12.9
Money market accounts(2)	10,803,670	21.6	12,479,762	25.5	13,793,019	28.1
Savings deposits(2)	1,222,854	2.4	1,396,431	2.9	1,498,727	3.0
Public funds	7,031,410	14.0	6,635,552	13.6	5,863,899	12.0
Time deposits(2)	5,291,840	10.6	2,724,056	5.6	2,147,769	4.4
Brokered deposits	6,529,768	13.0	5,299,005	10.8	3,623,117	7.4
Total deposits	$50,080,392	100.0%	$48,871,559	100.0%	$49,034,700	100.0%
Core deposits(3)	$43,550,624	87.0%	$43,572,554	89.2%	$45,411,583	92.6%

Brokered time deposits	$4,006,156	8.0%	$3,330,946	6.8%	$2,314,488	4.7%
Public funds time deposits	$287,530	0.6%	$240,022	0.5%	$611,070	1.2%

(1)    Deposits balance in each category expressed as percentage of total deposits.
(2)    Excluding any public funds or brokered deposits.
(3)    Core deposits exclude brokered deposits.
Total period-end deposits at June 30, 2023 increased $1.21 billion, or 2%, compared to December 31, 2022 and resulted from increased time deposits partially offset by a decline in money market accounts as consumers shifted between these two account types. Brokered deposits also increased as a result of continued proactive management of our balance sheet position. The decrease in non-interest bearing demand deposits was primarily impacted by seasonal cash deployment of excess funds and continued pressures from the rate environment.
Average deposit costs of 1.95% for the second quarter of 2023, which equate to a cycle-to-date total deposit beta of 37% through the second quarter of 2023, increased 51 bps and 180 bps, from the prior quarter and prior year comparable period, respectively, primarily due to the impact of the FOMC's rate hikes of 25 bps during the second quarter of 2023 and 350 bps from June 30, 2022 to June 30, 2023. Deposit costs and betas were impacted by anticipated pricing lags on core interest-bearing deposits as well as the decline in non-interest-bearing demand deposits. We continue to expect further upward pressure on deposit costs and our expectations for through-the-cycle total deposit betas, which we now believe will end the year in the 46%-48% range.
As of June 30, 2023 and December 31, 2022, $22.75 billion and $23.88 billion, respectively, of our deposit portfolio was uninsured, which represents approximately 45% and 49%, respectively, of total deposits. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements. At June 30, 2023, approximately 87% of our deposits are either insured (55%), collateralized (14%), or could be insured by switching to our insured cash sweep program, which has existing capacity (18%).
Non-interest Revenue
Non-interest revenue for the second quarter of 2023 was $112.3 million, up $15.0 million, or 15%, and year-to-date was $245.4 million, up $42.8 million, or 21%, compared to the same periods in 2022. The primary drivers of the increase in the quarter-to-date comparative periods included higher brokerage revenue and a $7.0 million write-down on a minority fintech investment that impacted earnings on equity method investments in the second quarter of 2022. The primary drivers of the year-to-date increase included higher brokerage revenue, a $13.1 million recovery of a non-performing asset related to Qualpay, higher capital markets income, and the aforementioned $7.0 million write-down on a minority fintech investment. See Note 1 - Basis of Presentation and Accounting Policies and Note 9 - Commitments and Contingencies for further discussion on Qualpay.

The following table shows the principal components of non-interest revenue.

Table 6 - Non-interest Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Service charges on deposit accounts	$23,477	$23,491	$(14)	—%	$46,451	$46,030	$421	1%
Fiduciary and asset management fees	20,027	20,100	(73)	—	39,723	40,377	(654)	(2)
Card fees	17,059	16,089	970	6	32,884	30,846	2,038	7
Brokerage revenue	20,908	15,243	5,665	37	43,466	29,898	13,568	45
Mortgage banking income	4,609	3,904	705	18	8,467	9,857	(1,390)	(14)
Capital markets income	6,975	7,393	(418)	(6)	20,700	12,864	7,836	61
Income from bank-owned life insurance	6,878	9,165	(2,287)	(25)	14,140	15,722	(1,582)	(10)
Insurance revenue	2,002	2,564	(562)	(22)	4,187	3,983	204	5
Investment securities gains (losses), net	—	—	—	nm	1,030	—	1,030	nm
Recovery of NPA	—	—	—	nm	13,126	—	13,126	nm
Other non-interest revenue	10,341	(683)	11,024	nm	21,228	13,023	8,205	63
Total non-interest revenue	$112,276	$97,266	$15,010	15%	$245,402	$202,600	$42,802	21%

Core banking fees (1)	$46,869	$45,483	$1,386	3%	$92,930	$90,887	$2,043	2%
Wealth revenue (2)	$42,937	$37,907	$5,030	13%	$87,376	$74,258	$13,118	18%

(1) Core banking fees consist of service charges on deposit accounts, card fees, and several other non-interest revenue components including letter of credit fees, ATM fee income, line of credit non-usage fees, gains (losses) from sales of SBA loans, and miscellaneous other service charges.
(2) Consists of fiduciary and asset management, brokerage, and insurance revenue.
Three and Six Months Ended June 30, 2023 compared to June 30, 2022
Service charges on deposit accounts, consisting of account analysis fees, NSF fees, and all other service charges remained relatively flat. The largest category of service charges, account analysis fees, increased $720 thousand, or 7%, compared to the second quarter of 2022 and increased $1.3 million, or 7%, on a comparable year-to-date basis. NSF/overdraft fees were down $1.4 million, or 18%, and $1.8 million, or 12%, on a quarter-to-date and year-to-date basis, respectively, compared to the prior year. We expect this downward trend in NSF/overdraft fees to continue. All other service charges on deposit accounts, which consist primarily of monthly fees on consumer demand deposits and small business accounts, for the three and six months ended June 30, 2023 were up $650 thousand, or 11%, and $920 thousand, or 8%, respectively, compared to the same periods in 2022.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, financial planning, and family office services. Fiduciary and asset management fees remained steady despite volatility in the equity markets.
Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant revenue. Card fees are reported net of certain associated expense items, including client loyalty program expenses and network expenses. Merchant revenue relates to the fees that are charged to merchant clients based on a percentage of their credit or debit card transaction volume amounts. Card fees for the three and six months ended June 30, 2023 were up primarily due to increased merchant revenue resulting from higher sales transaction volumes and new merchants being added in addition to higher credit card transaction volumes from elevated commercial/small business spend activity and account growth.
Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of client assets. Brokerage revenue for the three and six months ended June 30, 2023 increased significantly over the prior year comparable periods, benefiting largely from client activity, including movement into short-term liquidity products such as repurchase agreements due to the rate environment.
Mortgage banking income, consisting of net gains on loan origination/sales activities, was higher for the three months ended June 30, 2023, compared to the same period in 2022, primarily due to a favorable change in the mark-to-market partially offset by a $84.2 million, or 37%, decline in loan sales. Mortgage banking income declined on a year-to-date basis primarily as a result of a $180.8 million, or 41%, decrease in loan sales compared to the same period in 2022. Secondary market production was $164.1 million for the three months ended June 30, 2023, a decline of $36.0 million, or 18%, compared to the second quarter of 2022 while year-to-date, it was $269.9 million, a $151.2 million, or 36%, decline compared to the prior year.

Capital markets income primarily includes fee income from client derivative transactions, as well as fee income from debt capital market transactions and foreign exchange. The decline in the second quarter of 2023 compared to the second quarter of 2022 primarily resulted from a $2.4 million decrease in fees on client derivative transactions somewhat offset by a $1.6 million increase in loan syndication arranger fees, while the year-to-date increase was driven by $6.2 million higher loan syndication arranger fees and $777 thousand higher fee income from debt capital market transactions.
Income from BOLI includes increases in the cash surrender value of policies and proceeds from insurance contracts. The decrease for the three and six months ended June 30, 2023 primarily related to $2.5 million in proceeds from insurance benefits in the second quarter of 2022.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges and loan servicing fees, gains (losses) from sales of SBA loans, and other miscellaneous items. The three and six months ended June 30, 2023 comparative period increase was primarily due to the $7.0 million write-down on a minority fintech investment recorded in the second quarter of 2022 and an increase in the fair value of non-qualified deferred compensation plan assets of $4.8 million and $7.5 million, respectively.
Non-interest Expense
Non-interest expense for the second quarter of 2023 was $307.2 million, up $25.1 million, or 9%, and year-to-date was $629.0 million, up $74.5 million, or 13%, compared to the same periods in 2022. The increases were primarily due to investments in and expansion of our workforce and new businesses initiatives, as well as the industry-wide increase in FDIC expense. Year-to-date non-interest expense has also been negatively impacted by a $19.1 million loss associated with third-party consumer loans moved to held for sale, while the comparative period benefited from an $8.3 million reversal of restructuring charges.
The following table summarizes the components of non-interest expense.

Table 7 - Non-interest Expense
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Salaries and other personnel expense	$183,001	$161,063	$21,938	14%	$371,926	$325,747	$46,179	14%
Net occupancy, equipment, and software expense	42,785	43,199	(414)	(1)	85,645	86,076	(431)	(1)
Third-party processing and other services	21,659	21,952	(293)	(1)	43,493	42,947	546	1
Professional fees	9,597	10,865	(1,268)	(12)	18,560	19,338	(778)	(4)
FDIC insurance and other regulatory fees	11,162	6,894	4,268	62	21,429	13,144	8,285	63
Amortization of intangibles	2,420	2,118	302	14	4,277	4,236	41	1
Restructuring charges (reversals)	(110)	(1,850)	1,740	(94)	(843)	(8,274)	7,431	(90)
Valuation adjustment to Visa derivative	3,027	3,500	(473)	(14)	3,027	3,500	(473)	(14)
(Gain) loss on early extinguishment of debt	(377)	—	(377)	nm	(377)	677	(1,054)	(156)
Loss on other loans held for sale	2,360	—	2,360	nm	19,110	—	19,110	—
Other operating expense	31,657	34,310	(2,653)	(8)	62,787	67,110	(4,323)	(6)
Total non-interest expense	$307,181	$282,051	$25,130	9%	$629,034	$554,501	$74,533	13%

Three and Six Months Ended June 30, 2023 compared to June 30, 2022
Salaries and other personnel expense increased for the three and six months ended June 30, 2023 primarily due to the impacts of merit and inflationary wage increases, headcount additions, employee healthcare costs, and an increase in the fair value of the non-qualified deferred compensation liability (offset in non-interest revenue). Total headcount of 5,179 was up by 88, or 2%, compared to June 30, 2022 primarily as a result of additions in areas associated with revenue growth and certain critical support functions partially offset by strategic reductions in areas primarily impacted by production volume declines.
Professional fees were down for the three months ended June 30, 2023 mostly due to lower consulting fees largely related to strategic and infrastructure investments while for the six months ended June 30, 2023, the decrease was mostly due to lower legal fees from credit-related items compared to the same periods in 2022.

FDIC insurance and other regulatory fees increased significantly for the three and six months ended June 30, 2023, largely due to the industry-wide 2 bps increase in the deposit insurance initial base assessment rate that began in the first quarter of 2023. In addition, asset growth contributed to a higher assessment base compared to the prior year periods. On May 22, 2023, the FDIC published its proposed rule to charge certain banks a special assessment to cover losses incurred by the Deposit Insurance Fund (DIF) due to bank failures in March 2023. The rule proposes a special assessment at an annual rate of 12.5 bps on a bank's uninsured deposits balance, in excess of $5 billion, as of December 31, 2022, payable in eight quarterly installments beginning in the first quarter of 2024. If the rule is finalized as proposed, we expect to record an expense and corresponding liability of approximately $47 million upon the enactment date, which is the date the final rule is published in the Federal Register.
During the three and six months ended June 30, 2023, Synovus recorded restructuring charges (reversals) including $1.9 million and $3.3 million, respectively, in gains on the sale of branches previously closed, partially offset by $1.7 million and $2.1 million, respectively, of severance. During the three months ended June 30, 2022, Synovus recorded $3.0 million in gains on sales of five closed branches partially offset by restructuring charges associated with additional branch closures. During the six months ended June 30, 2022, Synovus recorded $12.1 million in gains largely relating to the sale of real estate facilities in Columbus, Georgia in addition to gains on sales of closed branches, partially offset by restructuring charges associated with additional branch closures.
During the three months ended June 30, 2023 and 2022, Synovus recorded valuation adjustments of $3.0 million and $3.5 million, respectively, to the Visa derivative following Visa's announcement to fund $500 million and $600 million, respectively, to its litigation escrow account.
During the three months ended June 30, 2023, Synovus Bank repurchased $4.6 million of its 5.90% Fixed-to-Floating Rate Subordinated Notes of $300 million par value on the open market and incurred a $377 thousand gain on this early extinguishment of debt. On February 10, 2022, Synovus Bank redeemed all of its 2.289% Fixed-to-Floating Rate Senior Bank Notes of $400 million par value and incurred a $677 thousand loss on early extinguishment of debt.
During the three and six months ended June 30, 2023, Synovus recorded losses of $2.4 million and $19.1 million, respectively, associated with fair value adjustments on other loans held for sale due to the transfer of third-party consumer loans to held for sale. See Note 3 - Loans and Allowance for Loan Losses for further discussion.
Other operating expense includes advertising, travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expense. Other operating expense was down for the three and six months ended June 30, 2023 largely due to decreased loan expense from lower production. Year-to-date other operating expense was also impacted by the reversal of a $2.7 million impairment charge related to Qualpay recorded in the first quarter of 2023.
Income Tax Expense
Income tax expense was $47.8 million for the three months ended June 30, 2023, compared to $49.9 million for the three months ended June 30, 2022, representing effective tax rates of 21.6% and 21.9%, respectively. Income tax expense was $105.5 million for the six months ended June 30, 2023, compared to income tax expense of $92.6 million for the six months ended June 30, 2022, representing effective tax rates of 21.9% and 21.0%, respectively. The effective tax rate was higher for the six months ended June 30, 2023, primarily due to a decrease in net discrete tax benefits, including share-based compensation and changes in other tax reserves, compared to the prior period, partly offset by an increase in benefits from tax credit investments.
CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus diligently monitors the quality of its loan portfolio by industry, property type, and geography through a thorough portfolio review process and our analytical risk management tools. At June 30, 2023, credit metrics included NPAs and NPLs both at 59 bps and total past dues at 19 bps, as a percentage of total loans. Net charge-offs were $26.4 million, or 24 bps annualized, and $44.9 million, or 20 bps annualized, respectively, for the three and six months ended June 30, 2023, and included $1.3 million and $7.9 million, respectively, for the three and six months ended June 30, 2023, related to the third-party consumer loans moved to held for sale. As we look to the second half of 2023, we expect a net charge-off ratio range of 30-40 bps, which would result in a 2023 net charge-off ratio range of 25-30 bps.

The table below includes selected credit quality metrics.

Table 8 - Credit Quality Metrics
(dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Non-performing loans	$261,506	$128,061	$109,024
ORE and other assets	—	15,320	26,759
Non-performing assets	$261,506	$143,381	$135,783
Total loans	$44,353,537	$43,716,353	$41,204,780
Non-performing loans as a % of total loans	0.59%	0.29%	0.26%
Non-performing assets as a % of total loans, ORE, and specific other assets	0.59	0.33	0.33
Loans 90 days past due and still accruing	$3,643	$3,373	$2,251
As a % of total loans	0.01%	0.01%	0.01%
Total past due loans and still accruing	$84,946	$65,568	$56,160
As a % of total loans	0.19%	0.15%	0.14%
Net charge-offs, quarter	$26,396	13,300	$16,565
Net charge-offs/average loans, quarter	0.24%	0.12%	0.16%
Net charge-offs, year-to-date	$44,946	$53,156	$35,174
Net charge-offs/average loans, year-to-date	0.20%	0.13%	0.18%
Provision for (reversal of) loan losses, quarter	$40,624	$35,366	$9,446
Provision for (reversal of) unfunded commitments, quarter	(1,743)	(482)	3,242
Provision for (reversal of) credit losses, quarter	$38,881	$34,884	$12,688
Provision for (reversal of) loan losses, year-to-date	72,760	68,983	15,414
Provision for (reversal of) unfunded commitments, year-to-date	(1,725)	15,570	8,674
Provision for (reversal of) credit losses, year-to-date	71,035	84,553	24,088
Allowance for loan losses	$471,238	$443,424	$407,837
Reserve for unfunded commitments	55,729	57,455	50,559
Allowance for credit losses	$526,967	$500,879	$458,396
ACL to loans coverage ratio	1.19%	1.15%	1.11%
ALL to loans coverage ratio	1.06	1.01	0.99
ACL/NPLs	201.51	391.13	420.45
ALL/NPLs	180.20	346.26	374.08

Non-performing Assets
Total NPAs were $261.5 million at June 30, 2023, a $118.1 million, or 82%, increase from December 31, 2022 primarily due to the designation of several large commercial relationships as non-performing, which are reserved and collateralized. Our analysis of these new non-performing relationships does not suggest a pattern of systemic risk within specific industries or geographies.
Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. Criticized and classified loans at June 30, 2023 were 3.0% of total loans, or $1.33 billion, up $390.6 million as compared to 2.2% of total loans, or $942.1 million, at December 31, 2022, primarily due to the migration of several commercial credits.

Table 9 - Criticized and Classified Loans
(dollars in thousands)	June 30, 2023	December 31, 2022
Special mention	$542,905	$312,921
Substandard	719,965	626,266
Doubtful	49,738	—
Loss	20,102	2,884
Criticized and Classified loans	$1,332,710	$942,071
As a % of total loans	3.0%	2.2%

Provision for (Reversal of) Credit Losses and Allowance for Credit Losses
The provision for credit losses was $38.9 million and $71.0 million, respectively, for the three and six months ended June 30, 2023, compared to a provision of $12.7 million and $24.1 million, respectively, for the three and six months ended June 30, 2022. The increases were predominantly driven by changes in forecasted economic factors within the ACL model and increased net charge-offs. Net charge offs for the three and six months ended June 30, 2023 were $26.4 million and $44.9 million, respectively, as compared to $16.6 million and $35.2 million, respectively, for the three and six months ended June 30, 2022.
The ALL of $471.2 million and the reserve for unfunded commitments of $55.7 million, which is recorded in other liabilities, comprise the total ACL of $527.0 million at June 30, 2023. The ACL increased $26.1 million compared to the December 31, 2022 ACL of $500.9 million, which consisted of an ALL of $443.4 million and the reserve for unfunded commitments of $57.5 million. The ACL to loans coverage ratio of 1.19% at June 30, 2023 increased 4 bps as compared to December 31, 2022. The increase in the ACL from December 31, 2022 resulted primarily from deterioration in economic factors and increased specific reserves.
Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by our primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach under Basel III. At June 30, 2023, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 10 - Capital Ratios
(dollars in thousands)	June 30, 2023	December 31, 2022
CET1 capital
Synovus Financial Corp.	$5,133,546	$4,926,194
Synovus Bank	5,632,300	5,446,703
Tier 1 risk-based capital
Synovus Financial Corp.	5,670,691	5,463,339
Synovus Bank	5,632,300	5,446,703
Total risk-based capital
Synovus Financial Corp.	6,664,033	6,415,681
Synovus Bank	6,308,581	6,079,152
CET1 capital ratio
Synovus Financial Corp.	9.86%	9.63%
Synovus Bank	10.83	10.66
Tier 1 risk-based capital ratio
Synovus Financial Corp.	10.89	10.68
Synovus Bank	10.83	10.66
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	12.80	12.54
Synovus Bank	12.13	11.89
Leverage ratio
Synovus Financial Corp.	9.23	9.07
Synovus Bank	9.17	9.06

At June 30, 2023, Synovus' CET1 ratio of 9.86% improved 23 bps compared to December 31, 2022, as our organic earnings profile continues to support capital accretion, which along with a somewhat slower pace of loan growth, was more than sufficient to offset marginal headwinds from the Qualpay acquisition. See Note 1 - Basis of Presentation and Accounting Policies for additional discussion on Qualpay. As we look ahead, we remain focused on eclipsing the 10% CET1 ratio threshold, at which time we intend to re-assess the broader macro-economic environment and consider what actions, if any, may be prudent as we diligently manage our capital position. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Regulatory Capital" to the consolidated financial statements of Synovus' 2022 Form 10-K. Management reviews the Company's capital position on an on-going basis and believes, based on internal capital analyses and earnings projections, that Synovus is well positioned to meet relevant regulatory capital standards.
On January 18, 2023, Synovus announced that its Board of Directors approved a capital plan that included a $0.04 increase in the quarterly common stock dividend to $0.38 per share, beginning with the quarterly dividend payable in April 2023, and authorized share repurchases of up to $300 million in 2023. Synovus has not repurchased any shares in the first or second quarters of 2023, and in light of the uncertain economic environment, in the near-term, we will continue to focus on retaining and growing capital.
On August 26, 2020, the federal banking regulators issued a final rule that allowed electing banking organizations that adopted CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Synovus adopted CECL on January 1, 2020 and the June 30, 2023 regulatory capital ratios reflect Synovus' election of the five-year transition provision. At June 30, 2023, $29.2 million, or a cumulative 6 bps benefit to CET1, was deferred.
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
Synovus declared common stock dividends of $111.0 million, or $0.76 per common share, for the six months ended June 30, 2023, compared to $98.9 million, or $0.68 per common share, for the six months ended June 30, 2022. In addition, Synovus declared dividends on its preferred stock of $16.6 million during both the six months ended June 30, 2023 and 2022.
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
Synovus has maintained stable core deposit balances as compared to December 31, 2022. Time deposits increased $2.57 billion, partially offset by a $1.68 billion decline in money market accounts as consumers shifted between these two account types. A $1.63 billion decrease in non-interest bearing demand deposits was primarily impacted by seasonal cash deployment of excess funds and continued pressures from the rate environment. Synovus continues to proactively manage its liquidity position, which has included adding brokered deposits, and robust contingent liquidity is maintained across a diverse set of sources which include immediately available funds as well as funds we expect to be available within short notice. Contingent liquidity sources include primary sources such as FHLB borrowing capacity, FRB cash reserves, and third-party consumer loans, which includes our decision to sell loans from this portfolio and strategic runoff, while secondary sources consist of the Federal Reserve discount window, Fed Funds lines, and other sources like the FRB's Bank Term Funding Program. At June 30, 2023, contingent sources of liquidity totaled approximately $26 billion, and based on currently pledged collateral, Synovus Bank had access to FHLB funding of $5.93 billion, subject to FHLB credit policies.
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
During the second quarter of 2023, Synovus Bank repurchased $4.6 million of its 5.90% Fixed-to-Floating Rate Subordinated Notes of $300 million par value on the open market and incurred a $377 thousand gain on early extinguishment of debt. The Company may continue to redeem debt as it deems appropriate and as permitted per regulatory approvals if so required and compliance with laws.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. See "Part II – Item 1A. Risk Factors - Recent negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and "Part I – Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results" of Synovus' 2022 Form 10-K. Furthermore, Synovus may, from time to time, take advantage of attractive market opportunities to refinance, retire, or repurchase its existing debt, redeem its preferred stock, or strengthen its liquidity or capital position.
Earning Assets and Sources of Funds
Average total assets for the six months ended June 30, 2023 increased $3.63 billion, or 6%, as compared to the first six months of 2022. Average earning assets increased $4.01 billion, or 8%, in the first six months of 2023 compared to the same period in 2022. The increase in average earning assets primarily resulted from a $3.97 billion, or 10%, increase in average total loans, net of unearned income, primarily attributable to growth in commercial loans from draws on existing commitments, increased line utilization, and low levels of pay-offs.
Average interest-bearing liabilities increased $5.75 billion, or 17%, for the first six months of 2023 compared to the same period in 2022. The increase in average interest-bearing liabilities largely resulted from a $3.12 billion increase in brokered deposits, a $2.56 billion increase in long-term debt, a $1.32 billion increase in time deposits, and a $818.7 million increase in other short-term borrowings, partially offset by a $1.76 billion decrease in money market accounts. The increase in brokered deposits, long-term debt and other short-term borrowings, from FHLB advances, was largely due to the ongoing management of our liquidity position which also included the February 2023 issuance of $500.0 million par value 2028 Synovus Bank Senior Notes. The increase in time deposits and decrease in money market accounts were correlated as consumers have shifted between these two account types. Average non-interest-bearing deposits decreased $2.29 billion, or 14%, for the first six months of 2023 compared to the same period in 2022 primarily due to the continued pressures from the rate environment and client deployment of excess funds.
Net interest income for the six months ended June 30, 2023 was $936.3 million, up $118.6 million, or 15%, compared to the same period in 2022. Net interest margin was up 21 bps over the comparable six-month period to 3.32%, due primarily to the benefits of our asset sensitive balance sheet and substantial average loan growth partially offset by continued increases in funding costs.
On a sequential quarter basis, net interest income was down $25.2 million, or 5%, impacted by higher deposit costs. Net interest margin for the second quarter was 3.20%, down 23 bps compared to the first quarter of 2023, as the asset side of our balance sheet continued to benefit from higher balances and rates, but higher deposit pricing combined with remixing within our non-interest-bearing deposits resulted in margin compression. We expect net interest margin in the third quarter of 2023 to continue to contract at a pace similar to or less than that experienced in the second quarter of 2023, followed by some relative stabilization thereafter as deposit pricing lags and non-interest-bearing deposits remixing slows. Against those diminishing headwinds should be the gradual benefit which accrues to the net interest margin from fixed rate repricing, which has a compounding effect and should support the net interest margin through time assuming this higher rate environment remains.

Net Interest Income and Rate/Volume Analysis
    The following tables set forth the major components of net interest income and the related annualized yields and rates for the three and six months ended June 30, 2023 and 2022, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Table 11 - Quarter-to-Date Net Interest Income and Rate/Volume Analysis
	Three Months Ended June 30,						2023 Compared to 2022
	2023			2022			Change due to (1)
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Volume	Yield/ Rate	Increase (Decrease)
Assets
Interest earning assets:
Commercial loans (2) (3)	$35,628,637	$566,823	6.38%	$31,870,387	$308,442	3.88%	$36,355	$222,026	$258,381
Consumer loans (2)	8,470,478	104,545	4.94	8,720,488	83,826	3.86	(2,406)	23,125	20,719
Less: Allowance for loan losses	(466,700)	—	—	(415,372)	—	—	—	—	—
Loans, net	43,632,415	671,368	6.17	40,175,503	392,268	3.92	33,949	245,151	279,100
Investment securities available for sale	11,200,717	60,421	2.16	11,153,091	50,312	1.81	215	9,894	10,109
Trading account assets	21,328	309	5.80	11,987	73	2.44	57	179	236
Other earning assets(4)	1,446,425	18,081	4.95	813,028	1,660	0.81	1,263	15,158	16,421
FHLB and Federal Reserve Bank stock	280,248	4,301	6.14	179,837	1,820	4.05	1,014	1,467	2,481
Mortgage loans held for sale	54,603	852	6.24	85,299	921	4.32	(331)	262	(69)
Other loans held for sale	546,224	4,949	3.58	725,762	7,678	4.19	(1,876)	(853)	(2,729)
Total interest earning assets	57,181,960	$760,281	5.33%	53,144,507	$454,732	3.43%	34,291	271,258	305,549
Cash and due from banks	646,066			538,647
Premises and equipment	369,039			385,457
Other real estate	—			11,439
Cash surrender value of bank-owned life insurance	1,095,866			1,077,231
Other assets(5)	1,222,146			1,379,659
Total assets	$60,515,077			$56,536,940
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,891,375	$41,803	1.70%	$9,513,334	$3,598	0.15%	$141	$38,064	$38,205
Money market accounts	13,468,210	85,397	2.54	15,328,395	6,850	0.18	(835)	79,382	78,547
Savings deposits	1,276,040	281	0.09	1,506,195	72	0.02	(11)	220	209
Time deposits	4,866,221	39,551	3.26	2,829,684	1,688	0.24	1,219	36,644	37,863
Brokered deposits	6,342,751	74,748	4.73	2,878,536	6,293	0.88	7,600	60,855	68,455
Federal funds purchased and securities sold under repurchase agreements	88,591	351	1.57	246,737	219	0.35	(138)	270	132
Other short-term borrowings	455,050	5,566	4.84	480,999	896	0.74	(48)	4,718	4,670
Long-term debt	3,821,126	55,915	5.82	878,413	8,768	3.99	29,273	17,874	47,147
Total interest-bearing liabilities	40,209,364	$303,612	3.03%	33,662,293	$28,384	0.33%	$37,201	$238,027	$275,228
Non-interest-bearing demand deposits	13,874,482			16,959,850
Other liabilities	1,556,863			1,245,116
Total equity	4,874,368			4,669,681
Total liabilities and shareholders' equity	$60,515,077			$56,536,940
Net interest income and net interest margin, taxable equivalent (6)		$456,669	3.20%		$426,348	3.22%	$(2,910)	$33,231	$30,321
Less: taxable-equivalent adjustment		1,138			960
Net interest income		$455,531			$425,388

(1)     Changes in rate/volume will equal the increase/ (decrease) in interest income/expense.
(2)    Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2023 - $11.3 million, 2022 - $13.0 million.
(3)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(4)    Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(5)    Includes average net unrealized gains (losses) on investment securities available for sale of $(1.46) billion and $(923.1) million for the three months ended June 30, 2023 and 2022, respectively.
(6)    The net interest margin is calculated by dividing annualized net interest income - TE by average total interest earnings assets.

Table 12 - Year-to-Date Net Interest Income and Rate/Volume Analysis
	Six Months Ended June 30,						2023 Compared to 2022
	2023			2022			Change due to (1)
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Volume	Rate	Increase (Decrease)
Assets
Interest earning assets:
Commercial loans (2) (3)	$35,331,375	$1,093,352	6.24%	$31,316,646	$589,029	3.79%	$75,454	$428,869	$504,323
Consumer loans (2)	8,615,748	208,693	4.87	8,657,598	165,194	3.83	(795)	44,294	43,499
Less: Allowance for loan losses	(456,005)	—	—	(419,639)	—	—	—	—	—
Loans, net	43,491,118	1,302,045	6.03	39,554,605	754,223	3.84	74,659	473,163	547,822
Investment securities available for sale	11,247,080	121,475	2.16	11,206,150	97,562	1.74	353	23,560	23,913
Trading account assets	16,360	434	5.30	10,540	112	2.13	61	261	322
Other earning assets(4)	1,479,926	35,292	4.74	1,363,223	2,475	0.36	202	32,615	32,817
FHLB and Federal Reserve Bank stock	293,518	7,656	5.22	170,006	2,505	2.95	1,807	3,344	5,151
Mortgage loans held for sale	45,600	1,418	6.22	94,542	1,803	3.81	(925)	540	(385)
Other loans held for sale	495,240	9,960	4.00	661,768	12,978	3.90	(3,221)	203	(3,018)
Total interest earning assets	57,068,842	$1,478,280	5.22%	53,060,834	$871,658	3.31%	72,936	533,686	606,622
Cash and due from banks	644,791			543,638
Premises and equipment	369,654			392,079
Other real estate	—			11,598
Cash surrender value of bank-owned life insurance	1,093,486			1,074,076
Other assets(5)	1,148,600			1,613,313
Total assets	$60,325,373			$56,695,538
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,493,481	$65,024	1.38%	$9,531,330	$5,970	0.13%	$(24)	$59,078	$59,054
Money market accounts	13,929,069	158,012	2.29	15,685,030	12,199	0.16	(1,393)	147,206	145,813
Savings deposits	1,322,846	491	0.07	1,483,547	139	0.02	(16)	368	352
Time deposits	4,237,249	61,047	2.91	2,919,242	3,826	0.26	1,699	55,522	57,221
Brokered deposits	5,950,539	131,141	4.44	2,833,580	10,026	0.71	10,974	110,141	121,115
Federal funds purchased and securities sold under repurchase agreements	110,852	1,021	1.83	220,689	230	0.21	(115)	906	791
Other short-term borrowings	1,062,908	24,559	4.60	244,202	896	0.73	2,964	20,699	23,663
Long-term debt	3,486,453	98,444	5.63	930,131	18,913	4.07	51,593	27,938	79,531
Total interest-bearing liabilities	39,593,397	$539,739	2.75%	33,847,751	$52,199	0.31%	$65,682	$421,858	$487,540
Non-interest-bearing demand deposits	14,441,205			16,727,040
Other liabilities	1,539,939			1,195,043
Total equity	4,750,832			4,925,704
Total liabilities and shareholders' equity	$60,325,373			$56,695,538
Net interest income and net interest margin, taxable equivalent (6)		$938,541	3.32%		$819,459	3.11%	$7,254	$111,828	$119,082
Less: taxable-equivalent adjustment		2,258			1,824
Net interest income		$936,283			$817,635

(1)     Changes in rate/volume will equal the increase/ (decrease) in interest income/expense.
(2)     Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2023 - $22.8 million, 2022 - $33.7 million.
(3)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(4)    Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(5)    Includes average net unrealized gains (losses) on investment securities available for sale of $(1.49) billion and $(587.1) million for the six months ended June 30, 2023 and 2022, respectively.
(6)    The net interest margin is calculated by dividing annualized net interest income - TE by average total interest earnings assets.

Market Risk Analysis
Interest rate risk is the primary market risk to which Synovus is potentially exposed. Synovus measures the sensitivity of net interest income to changes in market interest rates through the use of simulation modeling, which incorporates all of Synovus’ earning assets and liabilities. These simulations are used to determine a baseline net interest income projection and the sensitivity of the income profile based on changes in interest rates. These simulations incorporate assumptions and factors, including, but not limited to, changes in market rates, in the size or composition of the balance sheet, and in repricing characteristics as well as client behaviors. This includes estimates for deposit repricing characteristics which, for purposes of the sensitivity estimates provided below, relies upon a constant, through-the-cycle total deposit cost beta of approximately 40% as of the most recently reported period. This process is reviewed and updated on an on-going basis in a manner consistent with Synovus’ ALCO governance framework.
Synovus has modeled its baseline net interest income forecast assuming a relatively flat interest rate environment, with the federal funds rate at the Federal Reserve’s targeted range of 5.00% to 5.25% as of June 30, 2023 and the prime rate of 8.25% as of June 30, 2023. Synovus has modeled the impact of an immediate change in market interest rates across the yield curve of 100 and 200 bps to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity derived from this simulation suggests that net interest income is projected to increase by 5.2% and 2.6% if interest rates increased by 200 and 100 bps, respectively. Net interest income is projected to decrease by 2.9% and 6.3% if interest rates decreased by 100 and 200 bps, respectively.
The following table represents the estimated sensitivity of net interest income at June 30, 2023, with comparable information for December 31, 2022.

Table 13 - Twelve Month Net Interest Income Sensitivity
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)
Change in Interest Rates (in bps)	June 30, 2023	December 31, 2022
+200	5.2%	6.4%
+100	2.6	3.1
-100	(2.9)	(3.5)
-200	(6.3)	(7.5)
While all of the above estimates are reflective of the general interest rate sensitivity of Synovus, local market conditions, the realized growth and remixing of the balance sheet, as well as the broader macroeconomic environment could all have a significant impact on both the sensitivity and realized level of net interest income. Additionally, should there be differences between realized deposit betas for a given level of rates as compared to the Company's estimates for through-the-cycle betas, this may also have a significant impact on our reported sensitivity and the realized level of net interest income.
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
As of June 30, 2023 and December 31, 2022, Synovus had $8.90 billion and $5.25 billion, respectively, in notional amounts outstanding of both effective and forward-starting interest rate swaps designated as cash flow hedging instruments to hedge its exposure to contractually specified interest rate risk associated with floating rate loans.
As of June 30, 2023 and December 31, 2022, Synovus had $3.51 billion and $2.23 billion, respectively, in notional amounts outstanding of receive-fixed, pay-variable interest rate swaps designated as fair value hedging instruments to hedge its exposure to the change in the fair value due to fluctuations in market interest rates for outstanding fixed-rate long-term debt and fixed-rate interest-bearing deposits.
LIBOR Transition
On March 5, 2021, the FCA confirmed that all LIBOR settings would either cease to be provided by any administrator or would no longer be representative immediately after June 30, 2023 for all remaining US dollar settings. Consistent with this guidance and that of various U.S. regulatory bodies, Synovus has made a concerted effort to eliminate LIBOR-based exposures in accordance with the June 30, 2023 deadline. This was a multi-faceted effort that included, but was not limited to, discontinuing the use of LIBOR in new business, which Synovus did as of January 1, 2022, as well as amending LIBOR-based contracts for legacy exposures to transition to other acceptable indexes. Through these efforts, we believe that we have remediated our material exposures where possible and/or received guidance on an appropriate transition for those exposures which were at the discretion of third parties. As of June 30, 2023, there was approximately $2.9 billion of loan exposures which were still accruing on LIBOR but which will transition to SOFR upon their next index reset period. Additionally, there are various other exposures, most notably derivatives, which will transition to SOFR upon the next reset period in a manner that is consistent with industry practice. Synovus does not believe that significant further actions will be required as part of the effort to adhere to the industry LIBOR transition.
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
Non-GAAP Financial Measures
The measures entitled adjusted non-interest revenue, adjusted non-interest expense, adjusted revenue, adjusted tangible efficiency ratio, adjusted net income available to common shareholders, adjusted net income per common share, diluted, adjusted return on average assets, adjusted return on average common equity, return on average tangible common equity, adjusted return on average tangible common equity, and tangible common equity ratio, are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest revenue, total non-interest expense, total revenue, efficiency ratio-TE, net income available to common shareholders, net income per common share, diluted, return on average assets, return on average common equity, and the ratio of total shareholders' equity to total assets, respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted revenue and adjusted non-interest revenue are measures used by management to evaluate total revenue and non-interest revenue exclusive of net investment securities gains (losses), and fair value adjustments on non-qualified deferred compensation, and other items not indicative of ongoing operations that could impact period-to-period comparisons. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income available to common shareholders, adjusted net income per common share, diluted, adjusted return on average assets, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. Return on average tangible common equity and adjusted return on average tangible common equity is a measure used by management to compare Synovus' performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity ratio is used by management to assess the strength of our capital position. The computations of these measures are set forth in the tables below.
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

Table 14 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Adjusted non-interest revenue
Total non-interest revenue	$112,276	$97,266	$245,402	$202,600
Investment securities (gains) losses, net	—	—	(1,030)	—
Recovery of NPA	—	—	(13,126)	—
Fair value adjustment on non-qualified deferred compensation	(1,598)	3,240	(2,969)	4,535
Adjusted non-interest revenue	$110,678	$100,506	$228,277	$207,135

Adjusted non-interest expense
Total non-interest expense	$307,181	$282,051	$629,034	$554,501
(Loss) gain on other loans held for sale	(2,360)	—	(19,110)	—
Restructuring charges (reversals)	110	1,850	843	8,274
Valuation adjustment to Visa derivative	(3,027)	(3,500)	(3,027)	(3,500)
Gain (loss) on early extinguishment of debt	377	—	377	(677)
Fair value adjustment on non-qualified deferred compensation	(1,598)	3,240	(2,969)	4,535
Adjusted non-interest expense	$300,683	$283,641	$605,148	$563,133

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Adjusted revenue and adjusted tangible efficiency ratio
Adjusted non-interest expense	$300,683	$283,641	$605,148	$563,133
Amortization of intangibles	(2,420)	(2,118)	(4,277)	(4,236)
Adjusted tangible non-interest expense	$298,263	$281,523	$600,871	$558,897

Net interest income	$455,531	$425,388	$936,283	$817,635
Total non-interest revenue	112,276	97,266	245,402	202,600
Total revenue	$567,807	$522,654	$1,181,685	$1,020,235
Tax equivalent adjustment	1,138	960	2,258	1,824
Total TE revenue	568,945	523,614	1,183,943	1,022,059
Recovery of NPA	—	—	(13,126)	—
Investment securities (gains) losses, net	—	—	(1,030)	—
Fair value adjustment on non-qualified deferred compensation	(1,598)	3,240	(2,969)	4,535
Adjusted revenue	$567,347	$526,854	$1,166,818	$1,026,594
Efficiency ratio-TE	53.99%	53.87%	53.13%	54.25%
Adjusted tangible efficiency ratio	52.57	53.43	51.50	54.44

Adjusted net income available to common shareholders and adjusted diluted earnings per share
Net income available to common shareholders	$165,819	$169,761	$359,688	$332,507
Recovery of NPA	—	—	(13,126)	—
Loss (gain) on other loans held for sale	2,360	—	19,110	—
Restructuring charges (reversals)	(110)	(1,850)	(843)	(8,274)
Valuation adjustment to Visa derivative	3,027	3,500	3,027	3,500
(Gain) loss on early extinguishment of debt	(377)	—	(377)	677
Investment securities (gains) losses, net	—	—	(1,030)	—
Tax effect of adjustments (1)	(1,193)	(393)	(1,646)	976
Adjusted net income available to common shareholders	$169,526	$171,018	$364,803	$329,386
Weighted average common shares outstanding, diluted	146,550	146,315	146,644	146,489
Net income per common share, diluted	$1.13	$1.16	$2.45	$2.27
Adjusted net income per common share, diluted	1.16	1.17	2.49	2.25

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Adjusted return on average assets (annualized)
Net income	$173,944	$178,052	$376,103	$349,088
Recovery of NPA	—	—	(13,126)	—
Loss (gain) on other loans held for sale	2,360	—	19,110	—
Restructuring charges (reversals)	(110)	(1,850)	(843)	(8,274)
Add: Valuation adjustment to Visa derivative	3,027	3,500	3,027	3,500
(Gain) loss on early extinguishment of debt	(377)	—	(377)	677
Investment securities (gains) losses, net	—	—	(1,030)	—
Tax effect of adjustments (1)	(1,193)	(393)	(1,646)	976
Adjusted net income	$177,651	$179,309	$381,218	$345,967
Net income annualized	$697,687	$714,165	758,440	703,962
Adjusted net income annualized	$712,556	$719,206	768,755	697,668
Total average assets	$60,515,077	$56,536,940	60,325,373	56,695,538
Return on average assets (annualized)	1.15%	1.26%	1.26	1.24
Adjusted return on average assets (annualized)	1.18	1.27	1.27	1.23

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended
(dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2022
Adjusted return on average common equity, return on average tangible common equity, and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$165,819	$193,868	$169,761
Recovery of NPA	—	(13,126)	—
Loss (gain) on other loans held for sale	2,360	16,750	—
Restructuring charges (reversals)	(110)	(733)	(1,850)
Valuation adjustment to Visa derivative	3,027	—	3,500
(Gain) loss on early extinguishment of debt	(377)	—	—
Investment securities (gains) losses, net	—	(1,030)	—
Tax effect of adjustments (1)	(1,193)	(453)	(393)
Adjusted net income available to common shareholders	$169,526	$195,276	$171,018

Adjusted net income available to common shareholders annualized	$679,967	$791,953	$685,951
Amortization of intangibles, annualized net of tax	7,344	5,699	6,471
Adjusted net income available to common shareholders excluding amortization of intangibles annualized	$687,311	$797,652	$692,422

Net income available to common shareholders annualized	$665,098	$786,242	$680,910
Amortization of intangibles, annualized net of tax	7,344	5,699	6,471
Net income available to common shareholders excluding amortization of intangibles	$672,442	$791,941	$687,381

Total average Synovus Financial Corp. shareholders' equity less preferred stock	$4,303,722	$4,088,777	$4,132,536
Average goodwill	(460,118)	(452,390)	(452,390)
Average other intangible assets, net	(36,738)	(26,245)	(32,387)
Total average Synovus Financial Corp. tangible shareholders' equity less preferred stock	$3,806,866	$3,610,142	$3,647,759
Return on average common equity (annualized)	15.5%	19.2%	16.5%
Adjusted return on average common equity (annualized)	15.8	19.4	16.6
Return on average tangible common equity (annualized)	17.7	21.9	18.8
Adjusted return on average tangible common equity (annualized)	18.1	22.1	19.0

(dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Tangible common equity ratio
Total assets	$60,655,591	$59,731,378	$57,382,745
Goodwill	(475,573)	(452,390)	(452,390)
Other intangible assets, net	(61,538)	(27,124)	(31,360)
Tangible assets	$60,118,480	$59,251,864	$56,898,995

Total Synovus Financial Corp. shareholders' equity	$4,782,528	$4,475,801	$4,584,438
Goodwill	(475,573)	(452,390)	(452,390)
Other intangible assets, net	(61,538)	(27,124)	(31,360)
Preferred stock, no par value	(537,145)	(537,145)	(537,145)
Tangible common equity	$3,708,272	$3,459,142	$3,563,543
Total Synovus Financial Corp. shareholders' equity to total assets ratio	7.88%	7.49%	7.99%
Tangible common equity ratio	6.17	5.84	6.26

(1) An assumed marginal tax rate of 24.3% for 2Q23, 1Q23, and 4Q22 and 23.8% for 2Q22 was applied.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

PART II. – OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
See "Part I - Item 1. Financial Statements and Supplementary Data - Note 9 - Commitments and Contingencies" of this Report.
ITEM 1A. – RISK FACTORS
In addition to the other information set forth in this Report, in evaluating an investment in the Company's securities, investors should consider carefully, among other things, the risk factors previously disclosed in "Part I - Item IA - Risk Factors” of Synovus' 2022 Form 10-K and "Part II - Item 1A - Risk Factors” of Synovus' Form 10-Q for the quarter ended March 31, 2023 which could materially affect the Company's business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There are no material changes during the period covered by this Report to the risk factors previously disclosed in our 2022 Form 10-K or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
    (a) None.
    (b) None.
    (c) Issuer Purchases of Equity Securities: Synovus did not complete any share repurchases during the three months ended June 30, 2023. The Company announced on January 18, 2023 that its Board of Directors authorized share repurchases of up to $300 million in 2023.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
    None.
ITEM 4. – MINE SAFETY DISCLOSURES
    None.
ITEM 5. – OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2023.

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

SYNOVUS FINANCIAL CORP.

August 4, 2023	By:	/s/ Andrew J. Gregory, Jr.
Date		Andrew J. Gregory, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)